Form 10-Q
period 2005-09-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2005-11-01
CIK 811156, 201533

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _______

Commission         Registrant; State of Incorporation;           IRS Employer
File Number           Address; and Telephone Number           Identification No.
-----------     -----------------------------------------     ------------------
   1-9513                 CMS ENERGY CORPORATION                  38-2726431
                         (A Michigan Corporation)
                One Energy Plaza, Jackson, Michigan 49201
                              (517) 788-0550

   1-5611                CONSUMERS ENERGY COMPANY                 38-0442310
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

Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).

CMS ENERGY CORPORATION: Yes [ ] No [X]

CONSUMERS ENERGY COMPANY: Yes [ ] No [X]

Number of shares outstanding of each of the issuer's classes of common stock at October 31, 2005:

CMS ENERGY CORPORATION:

CMS Energy Common Stock, $.01 par value                          220,095,482
CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS
   Energy Corporation                                             84,108,789

================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY

                      QUARTERLY REPORTS ON FORM 10-Q TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.

                                TABLE OF CONTENTS

                                                                          Page
                                                                        --------
Glossary.............................................................          4

PART I: FINANCIAL INFORMATION

CMS Energy Corporation
   Management's Discussion and Analysis
      Executive Overview.............................................    CMS - 1
      Forward-Looking Statements and Risk Factors....................    CMS - 2
      Results of Operations..........................................    CMS - 5
      Critical Accounting Policies...................................   CMS - 14
      Capital Resources and Liquidity................................   CMS - 20
      Outlook........................................................   CMS - 22
      Implementation of New Accounting Standards.....................   CMS - 31
      New Accounting Standards Not Yet Effective.....................   CMS - 31
   Consolidated Financial Statements
      Consolidated Statements of Income .............................   CMS - 34
      Consolidated Statements of Cash Flows..........................   CMS - 37
      Consolidated Balance Sheets....................................   CMS - 38
      Consolidated Statements of Common Stockholders' Equity.........   CMS - 40
   Condensed Notes to Consolidated Financial Statements:
       1. Corporate Structure and Accounting Policies................   CMS - 41
       2. Asset Impairment Charges and Sales.........................   CMS - 43
       3. Contingencies..............................................   CMS - 44
       4. Financings and Capitalization..............................   CMS - 59
       5. Earnings Per Share.........................................   CMS - 63
       6. Financial and Derivative Instruments.......................   CMS - 65
       7. Retirement Benefits........................................   CMS - 70
       8. Asset Retirements Obligations..............................   CMS - 72
       9. Equity Method Investments..................................   CMS - 73
      10. Reportable Segments .......................................   CMS - 74
      11. Consolidation of Variable Interest Entities................   CMS - 75
      12. Implementation of New Accounting Standards.................   CMS - 76

                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                          Page
                                                                        --------
Consumers Energy Company
   Management's Discussion and Analysis
      Executive Overview.............................................     CE - 1
      Forward-Looking Statements and Risk Factors....................     CE - 2
      Results of Operations..........................................     CE - 4
      Critical Accounting Policies...................................    CE - 11
      Capital Resources and Liquidity................................    CE - 15
      Outlook........................................................    CE - 17
      New Accounting Standards Not Yet Effective.....................    CE - 24
   Consolidated Financial Statements
      Consolidated Statements of Income..............................    CE - 26
      Consolidated Statements of Cash Flows..........................    CE - 27
      Consolidated Balance Sheets....................................    CE - 28
      Consolidated Statements of Common Stockholder's Equity.........    CE - 30
   Condensed Notes to Consolidated Financial Statements:
       1. Corporate Structure and Accounting Policies................    CE - 31
       2. Asset Impairment Charges...................................    CE - 32
       3. Contingencies..............................................    CE - 33
       4. Financings and Capitalization..............................    CE - 45
       5. Financial and Derivative Instruments.......................    CE - 48
       6. Retirement Benefits........................................    CE - 53
       7. Asset Retirement Obligations...............................    CE - 55
       8. Reportable Segments .......................................    CE - 56
       9. Consolidation of Variable Interest Entities................    CE - 57
      10. New Accounting Standards Not Yet Effective.................    CE - 57

Quantitative and Qualitative Disclosures about Market Risk...........     CO - 1
Controls and Procedures..............................................     CO - 1

PART II: OTHER INFORMATION

   Item 1. Legal Proceedings.........................................     CO - 1
   Item 2. Unregistered Sales of Equity Securities and Use of
              Proceeds...............................................     CO - 5
   Item 3. Defaults Upon Senior Securities...........................     CO - 5
   Item 4. Submission of Matters to a Vote of Security Holders.......     CO - 5
   Item 5. Other Information.........................................     CO - 5
   Item 6. Exhibits..................................................     CO - 6
   Signatures........................................................     CO - 7

                                    GLOSSARY

    Certain terms used in the text and financial statements are defined below

ABO...........................   Accumulated Benefit Obligation. The liabilities
                                 of a pension plan based on service and pay to
                                 date. This differs from the Projected Benefit
                                 Obligation that is typically disclosed in that
                                 it does not reflect expected future salary
                                 increases.

ALJ...........................   Administrative Law Judge

Alliance RTO..................   Alliance Regional Transmission Organization

APB...........................   Accounting Principles Board

APB Opinion No. 18............   APB Opinion No. 18, "The Equity Method of
                                 Accounting for Investments in Common Stock"

ARO...........................   Asset retirement obligation

Articles......................   Articles of Incorporation

Attorney General..............   Michigan Attorney General

Bay Harbor....................   a residential/commercial real estate area
                                 located near Petoskey, Michigan. In 2002, CMS
                                 Energy sold its interest in Bay Harbor.

bcf...........................   Billion cubic feet

Big Rock......................   Big Rock Point nuclear power plant, owned by
                                 Consumers

Bluewater Pipeline............   Bluewater Pipeline, a 24.9-mile pipeline that
                                 extends from Marysville, Michigan to Armada,
                                 Michigan.

Board of Directors............   Board of Directors of CMS Energy

CEO...........................   Chief Executive Officer

CFO...........................   Chief Financial Officer

Clean Air Act.................   Federal Clean Air Act, as amended

CMS Energy....................   CMS Energy Corporation, the parent of Consumers
                                 and Enterprises

CMS Energy Common Stock or
   common stock...............   Common stock of CMS Energy, par value $.01 per
                                 share

CMS ERM.......................   CMS Energy Resource Management Company,
                                 formerly CMS MST, a subsidiary of Enterprises

CMS Field Services............   CMS Field Services, formerly a wholly owned
                                 subsidiary of CMS Gas Transmission. The sale of
                                 this subsidiary closed in July 2003.

CMS Gas Transmission..........   CMS Gas Transmission Company, a subsidiary of
                                 Enterprises

CMS Generation................   CMS Generation Co., a subsidiary of Enterprises

CMS MST.......................   CMS Marketing, Services and Trading Company, a
                                 wholly owned subsidiary of Enterprises, whose
                                 name was changed to CMS ERM effective January
                                 2004

CMS Oil and Gas...............   CMS Oil and Gas Company, formerly a subsidiary
                                 of Enterprises

Common Stock..................   All classes of Common Stock of CMS Energy and
                                 each of its subsidiaries, or any of them
                                 individually, at the time of an award or grant
                                 under the Performance Incentive Stock Plan

Consumers.....................   Consumers Energy Company, a subsidiary of CMS
                                 Energy

Customer Choice Act...........   Customer Choice and Electricity Reliability
                                 Act, a Michigan statute enacted in June 2000
                                 that allows all retail customers choice of
                                 alternative electric suppliers as of January 1,
                                 2002, provides for full recovery of net
                                 stranded costs and implementation costs,
                                 establishes a five percent reduction in
                                 residential rates, establishes rate freeze and
                                 rate cap, and allows for Securitization

Detroit Edison................   The Detroit Edison Company, a non-affiliated
                                 company

DIG...........................   Dearborn Industrial Generation, LLC, a wholly
                                 owned subsidiary of CMS Generation

DOE...........................   U.S. Department of Energy

DOJ...........................   U.S. Department of Justice

EISP..........................   Executive Incentive Separation Plan

EITF..........................   Emerging Issues Task Force

EITF Issue No. 02-03..........   Issues Involved in Accounting for Derivative
                                 Contracts Held for Trading Purposes and
                                 Contracts Involved in Energy Trading and Risk
                                 Management Activities

Enterprises...................   CMS Enterprises Company, a subsidiary of CMS
                                 Energy

EPA...........................   U. S. Environmental Protection Agency

EPS...........................   Earnings per share

ERISA.........................   Employee Retirement Income Security Act

Ernst & Young.................   Ernst & Young LLP

Exchange Act..................   Securities Exchange Act of 1934, as amended

FASB..........................   Financial Accounting Standards Board

FASB Interpretation No. 46....   FASB Interpretation No. 46, Consolidation of
                                 Variable Interest Entities

FERC..........................   Federal Energy Regulatory Commission

FMB...........................   First Mortgage Bonds

FMLP..........................   First Midland Limited Partnership, a
                                 partnership that holds a lessor interest in the
                                 MCV facility

FSP...........................   FASB Staff Position

FTR...........................   Financial transmission right

GAAP..........................   Generally Accepted Accounting Principles

GasAtacama....................   An integrated natural gas pipeline and electric
                                 generation project located in Argentina and
                                 Chile, which includes 702 miles of natural gas
                                 pipeline and a 720 MW gross capacity power
                                 plant

GCR...........................   Gas cost recovery

Goldfields....................   A pipeline business located in Australia, in
                                 which CMS Energy formerly held a 39.7 percent
                                 ownership interest

GVK...........................   GVK Facility, a 250 MW gas fired power plant
                                 located in South Central India, in which CMS
                                 Generation formerly held a 33 percent interest

Health Care Plan..............   The medical, dental, and prescription drug
                                 programs offered to eligible employees of
                                 Consumers and CMS Energy

IRS...........................   Internal Revenue Service

Jorf Lasfar...................   The 1,356 MW coal-fueled power plant in
                                 Morocco, jointly owned by CMS Generation and
                                 ABB Energy Ventures, Inc.

kWh...........................   Kilowatt-hour

LORB..........................   Limited Obligation Revenue Bonds

Loy Yang......................   The 2,000 MW brown coal fueled Loy Yang A power
                                 plant and an associated coal mine in Victoria,
                                 Australia, in which CMS Generation held a 50
                                 percent ownership interest

Ludington.....................   Ludington pumped storage plant, jointly owned
                                 by Consumers and Detroit Edison

mcf...........................   Thousand cubic feet

MCV Facility..................   A natural gas-fueled, combined-cycle
                                 cogeneration facility operated by the MCV
                                 Partnership

MCV Partnership...............   Midland Cogeneration Venture Limited
                                 Partnership in which Consumers has a 49 percent
                                 interest through CMS Midland

MCV PPA.......................   The Power Purchase Agreement between Consumers
                                 and the MCV Partnership with a 35-year term
                                 commencing in March 1990, as amended, and as
                                 interpreted by the Settlement Agreement dated
                                 as of January 1, 1999 between the MCV
                                 Partnership and Consumers.

MD&A..........................   Management's Discussion and Analysis

MDEQ..........................   Michigan Department of Environmental Quality

Midwest Energy Market.........   An energy market developed by the MISO to
                                 provide day-ahead and real-time market
                                 information and centralized dispatch for market
                                 participants

MISO..........................   Midwest Independent Transmission System
                                 Operator, Inc.

Moody's.......................   Moody's Investors Service, Inc.

MPSC..........................   Michigan Public Service Commission

MSBT..........................   Michigan Single Business Tax

MTH...........................   Michigan Transco Holdings, Limited Partnership

MW............................   Megawatts

NEIL..........................   Nuclear Electric Insurance Limited, an industry
                                 mutual insurance company owned by member
                                 utility companies

NMC...........................   Nuclear Management Company, LLC, formed in 1999
                                 by Northern States Power Company (now Xcel
                                 Energy Inc.), Alliant Energy, Wisconsin
                                 Electric Power Company, and Wisconsin Public
                                 Service Company to operate and manage nuclear
                                 generating facilities owned by the four
                                 utilities

NOL...........................   Net Operating Loss

NRC...........................   Nuclear Regulatory Commission

NYMEX.........................   New York Mercantile Exchange

OPEB..........................   Postretirement benefit plans other than
                                 pensions for retired employees

Palisades.....................   Palisades nuclear power plant, which is owned
                                 by Consumers

Panhandle.....................   Panhandle Eastern Pipe Line Company, including
                                 its subsidiaries Trunkline, Pan Gas Storage,
                                 Panhandle Storage, and Panhandle Holdings.
                                 Panhandle was a wholly owned subsidiary of CMS
                                 Gas Transmission. The sale of this subsidiary
                                 closed in June 2003.

PCB...........................   Polychlorinated biphenyl

Pension Plan..................   The trusteed, non-contributory, defined benefit
                                 pension plan of Panhandle, Consumers and CMS
                                 Energy

Price Anderson Act............   Price Anderson Act, enacted in 1957 as an
                                 amendment to the Atomic Energy Act of 1954, as
                                 revised and extended over the years. This act
                                 stipulates between nuclear licensees and the
                                 U.S. government the insurance, financial
                                 responsibility, and legal liability for nuclear
                                 accidents.

PSCR..........................   Power supply cost recovery

PURPA.........................   Public Utility Regulatory Policies Act of 1978

RCP...........................   Resource Conservation Plan

ROA...........................   Retail Open Access

RRP...........................   Renewable Resources Program

RTO...........................   Regional Transmission Organization

S&P...........................   Standard & Poor's Rating Group, a division of
                                 the McGraw Hill Companies, Inc.

SEC...........................   U.S. Securities and Exchange Commission

Section 10d(4) Regulatory
   Asset......................   Regulatory asset as described in Section 10d(4)
                                 of the Customer Choice Act, as amended

Securitization................   A financing method authorized by statute and
                                 approved by the MPSC which allows a utility to
                                 sell its right to receive a portion of the rate
                                 payments received from its customers for the
                                 repayment of Securitization bonds issued by a
                                 special purpose entity affiliated with such
                                 utility

SENECA........................   Sistema Electrico del Estado Nueva Esparta
                                 C.S., a subsidiary of Enterprises

SERP..........................   Supplemental Executive Retirement Plan

SFAS..........................   Statement of Financial Accounting Standards

SFAS No. 5....................   SFAS No. 5, "Accounting for Contingencies"

SFAS No. 71...................   SFAS No. 71, "Accounting for the Effects of
                                 Certain Types of Regulation"

SFAS No. 87...................   SFAS No. 87, "Employers' Accounting for
                                 Pensions"

SFAS No. 98...................   SFAS No. 98, "Accounting for Leases"

SFAS No. 106..................   SFAS No. 106, "Employers' Accounting for
                                 Postretirement Benefits Other Than Pensions"

SFAS No. 115..................   SFAS No. 115, "Accounting for Certain
                                 Investments in Debt and Equity Securities"

SFAS No. 123..................   SFAS No. 123, "Accounting for Stock-Based
                                 Compensation"

SFAS No. 133..................   SFAS No. 133, "Accounting for Derivative
                                 Instruments and Hedging Activities, as amended
                                 and interpreted"

SFAS No. 143..................   SFAS No. 143, "Accounting for Asset Retirement
                                 Obligations"

Shuweihat.....................   A power and desalination plant of Emirates CMS
                                 Power Company, in which CMS Generation holds a
                                 20 percent interest

SLAP..........................   Scudder Latin American Power Fund

Special Committee.............   A special committee of independent directors,
                                 established by CMS Energy's Board of Directors,
                                 to investigate matters surrounding round-trip
                                 trading

Stranded Costs................   Costs incurred by utilities in order to serve
                                 their customers in a regulated monopoly
                                 environment, which may not be recoverable in a
                                 competitive environment because of customers
                                 leaving their systems and ceasing to pay for
                                 their costs. These costs could include owned
                                 and purchased generation and regulatory assets.

Superfund.....................   Comprehensive Environmental Response,
                                 Compensation and Liability Act

Taweelah......................   Al Taweelah A2, a power and desalination plant
                                 of Emirates CMS Power Company, in which CMS
                                 Generation holds a 40 percent interest

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

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, gas transmission, storage, and processing. Our businesses are affected primarily by:

     - weather, especially during the traditional heating and cooling seasons,

     -    economic conditions, primarily in Michigan,

     - regulation and regulatory issues that affect our gas and electric utility operations,

     -    energy commodity prices,

     -    interest rates, and

     -    our debt credit rating.

During the past two years, our business strategy has involved improving our balance sheet and maintaining focus on our core strength: utility operations and service. Our primary focus with respect to our non-utility businesses has been to optimize cash flow and further reduce our business risk and leverage through the sale of non-strategic assets, and to improve earnings and cash flow from the businesses we retain.

Going forward, our business plan of "building on the basics" will focus on reducing parent company debt substantially, improving our credit ratings, growing earnings, restoring a common stock dividend, and positioning us to make new investments consistent with our strengths. In the near term, our new investments will concentrate on the utility.

Although we are looking ahead to business opportunities, the future holds important challenges for us. The MCV Partnership reevaluated the economics of operating the MCV Facility and determined that an impairment charge of $1.159 billion was required in September 2005. After accounting for minority interest and income tax impacts, our third quarter 2005 net income was reduced by $369 million. We further reduced our third quarter 2005 net income by $16 million by impairing certain other assets on our Consolidated Balance Sheets related to the MCV Partnership. We are evaluating various alternatives in order to develop a new long-term strategy with respect to the MCV Facility. For additional details regarding the impairment, see Note 2, Asset Impairment Charges and Sales.

We continue to be challenged by the substantial increase in natural gas prices. Prior to Hurricane Katrina in August 2005, NYMEX forward natural gas prices through 2010 were approximately $2 per mcf higher than they were at year-end 2004. The effects of this summer's hurricanes, combined with tight natural gas supplies, have caused natural gas prices to increase even further. Although our natural gas purchases are recoverable from our utility customers, as gas prices increase, the amount we pay for natural gas stored as


                                     CMS-1

                                                          Cms Energy Corporation

inventory will require additional liquidity due to the timing of the cost recoveries from our customers. We have requested authority from the MPSC to recover the gas cost increases experienced by the gas utility. As of October 2005, our gas storage facilities are full and approximately 83 percent of our gas purchase requirements for the 2005-2006 heating season are under fixed price contracts.

Our electric utility customer base includes a mix of residential, commercial, and diversified industrial customers. A sluggish Michigan economy has been hurting our industrial sales. Recent negative developments in Michigan's automotive industry, our largest industrial segment, could have long-term impacts on our commercial and industrial customer base.

Additionally, Michigan's Customer Choice Act allows our electric customers to buy electric generation service from an alternative electric supplier. As of October 2005, alternative electric suppliers are providing 754 MW of generation service to ROA customers. This is, however, down from 877 MW in October 2004, a decrease of 14 percent. We expect this trend down to continue through year end, but cannot predict future load loss.

Our business plan is targeted at predictable earnings growth and debt reduction. Between 2001 and 2003, we reduced parent debt (ie: excluding Consumers' and other subsidiaries' debt) by 50 percent. We are now in the second year of a five-year plan to reduce parent debt further, by about half. In 2005, we retired higher-interest rate consolidated debt through the use of proceeds from the issuance of $150 million of CMS Energy senior notes and $875 million of Consumers' FMB. We also issued 23 million shares of common stock and infused $550 million into Consumers in 2005. By the end of the first quarter of 2006, Consumers will extinguish through a defeasance $129 million of 9 percent notes. These efforts, and others, are designed to lead us to be a strong, reliable energy company that will be poised to take advantage of opportunities for further growth.

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

     -    credit ratings of CMS Energy, Consumers, or any of their affiliates,

     -    currency fluctuations, transfer restrictions, and exchange controls,

                                     CMS-2

                                                          Cms Energy Corporation

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

               - recovery of future Stranded Costs incurred due to customers choosing alternative energy suppliers,

               - recovery of Clean Air Act costs and other environmental and safety-related expenditures,

               - power supply and natural gas supply costs when oil prices and other fuel prices are rapidly increasing,

               - timely recognition in rates of additional equity investments in Consumers, and

               - adequate and timely recovery of additional electric and gas rate-based investments,

     - the impact of adverse natural gas prices on the MCV Partnership and FMLP investments, regulatory decisions that limit recovery of capacity and fixed energy payments, and our ability to develop a new long-term strategy with respect to the MCV Facility,

     - federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of the market-based sales authorizations in wholesale power markets without price restrictions,

     - energy markets, including the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

     - our ability to collect accounts receivable from our gas customers due to high natural gas prices,

     - potential adverse impacts of the new Midwest Energy Market upon power supply and transmission costs,

     - potential for the Midwest Energy Market to develop into an active energy market in the state of Michigan, which may lead us to account for certain electric energy contracts at CMS ERM as derivatives,

     - the GAAP requirement that we utilize mark-to-market accounting on certain energy commodity contracts and interest rate swaps, which may have, in any given period, a significant positive or negative effect on earnings, which could change dramatically or be eliminated in subsequent periods and could add to earnings volatility,

     - the effect on our electric utility of the direct and indirect impacts of the continued economic downturn experienced by our automotive and automotive parts manufacturing customers,


                                     CMS-3

                                                          Cms Energy Corporation

     - potential disruption, expropriation or interruption of facilities or operations due to accidents, war, terrorism, or changing political conditions and the ability to obtain or maintain insurance coverage for such events,

     - nuclear power plant performance, decommissioning, policies, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage,

     -    technological developments in energy production, delivery, and usage,

     -    achievement of capital expenditure and operating expense goals,

     -    changes in financial or regulatory accounting principles or policies,

     -    changes in tax laws or new IRS interpretations of existing tax laws,

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


                                     CMS-4

                                                          Cms Energy Corporation

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

                                                                In Millions (except for
                                                                   per share amounts)
                                                                ------------------------
Three months ended September 30                                  2005     2004    Change
-------------------------------                                 ------   -----   -------
Net Income (Loss) Available to Common Stockholders              $ (265)  $  56    $ (321)
Basic Earnings (Loss) Per Share                                 $(1.21)  $0.35    $(1.56)
Diluted Earnings (Loss) Per Share                               $(1.21)  $0.34    $(1.55)
                                                                ------   -----    ------
Electric Utility                                                $   62   $  49    $   13
Gas Utility                                                        (16)    (11)       (5)
Enterprises                                                       (260)     59      (319)
Corporate Interest and Other                                       (51)    (49)       (2)
Discontinued Operations                                              -       8        (8)
                                                                ------   -----    ------
CMS Energy Net Income (Loss) Available to Common Stockholders   $ (265)  $  56    $ (321)
                                                                ======   =====    ======

For the three months ended September 30, 2005, our net loss available to common stockholders was $265 million, compared to $56 million of net income available to common stockholders for the three months ended September 30, 2004. The decrease is primarily due to an impairment charge to property, plant, and equipment at the MCV Partnership to reflect the excess of the carrying value of these assets over their estimated fair values. The decrease also reflects the absence in 2005 of gains associated with the sale of our interest in Goldfields and a reduction in net income from our gas utility, as higher operating and maintenance costs exceeded the benefits derived from increased deliveries and the increase in revenue resulting from the gas rates surcharge authorized by the MPSC in October 2004. Partially offsetting these losses are higher earnings at our electric utility primarily due to weather-driven higher than normal residential electric utility sales and the collection of an electric surcharge related to the recovery of costs incurred in the transition to customer choice. The reduction was also partially offset by increases in the fair value of certain long-term gas contracts and financial hedges at the MCV Partnership and interest rate swaps at Taweelah.

Specific changes to net income (loss) available to common stockholders for the three months ended September 30, 2005 versus the same period in 2004 are:

                                                                                   In Millions
                                                                                   -----------
-    decrease in earnings from our ownership interest in the MCV Partnership primarily due to a $385 million impairment charge to property, plant, and equipment to reflect the excess of the carrying value over the estimated fair values of these assets, offset partially by an increase of $67 million from operations, primarily due to an increase in fair value of certain
     long-term gas contracts and financial hedges,                                    $(318)

-    the absence in 2005 of the gain on the sale of our interest in Goldfields,         (29)

-    the absence in 2005 of net gains associated with discontinued operations,           (8)


                                     CMS-5

                                                          Cms Energy Corporation

-    decrease in net income from our gas utility primarily due to increases in benefit costs and safety, reliability and customer service expenses offset partially by increased deliveries and increased revenue associated with the
     gas rate surcharge authorized by the MPSC in October of 2004,                       (5)

-    increase in corporate interest and other expenses primarily due to premiums paid on the early retirement of a portion of our 9.75 percent senior notes
     offset by reduced interest expense,                                                 (2)

-    increase in income at our electric utility primarily due to weather-driven higher than normal residential electric utility sales and the collection of electric surcharges related to the recovery of MPSC approved costs, offset
     partially by increased operating expenses and power supply costs,                   13

-    increase in the fair value of interest rate swaps associated with our
     investment in Taweelah as we recorded gains in 2005 versus losses in 2004,          13

-    income tax benefit recorded at Enterprises resulting from the American Jobs
     Creation Act of 2004, and                                                           10

-    increase in income from CMS ERM primarily due to mark-to-market
     adjustments.                                                                         5
                                                                                      -----
Total Change                                                                          $(321)
                                                                                      =====

                                                                In Millions (except for
                                                                   per share amounts)
                                                                -----------------------
Nine months ended September 30                                   2005     2004   Change
------------------------------                                  ------   -----   ------
Net Income (Loss) Available to Common Stockholders              $  (88)  $  63   $ (151)
Basic Earnings (Loss) Per Share                                 $(0.42)  $0.39   $(0.81)
Diluted Earnings (Loss) Per Share                               $(0.42)  $0.38   $(0.80)
                                                                ------   -----   ------
Electric Utility                                                $  141   $ 124   $   17
Gas Utility                                                         39      46       (7)
Enterprises                                                       (126)     36     (162)
Corporate Interest and Other                                      (142)   (147)       5
Discontinued Operations                                              -       6       (6)
Accounting Changes                                                   -      (2)       2
                                                                ------   -----   ------
CMS Energy Net Income (Loss) Available to Common Stockholders   $  (88)  $  63   $ (151)
                                                                ======   =====   ======

For the nine months ended September 30, 2005, our net loss available to common stockholders was $88 million, compared to $63 million of net income available to common stockholders for the nine months ended September 30, 2004. The decrease is primarily due to an asset impairment charge to property, plant, and equipment at the MCV Partnership to reflect the excess of the carrying value of these assets over their estimated fair values. The decrease also reflects the absence in 2005 of the gain on the sale of our interest in Goldfields and a decrease in net income at our gas utility due to higher operating costs and depreciation expense. Partially offsetting these decreases is an increase in the fair value of certain long-term gas contracts and financial hedges at the MCV Partnership and the positive impact at our electric utility due to an increase in the collection of an electric surcharge related to the recovery of costs incurred in the transition to customer choice, increased regulatory return on capital expenditures, and weather-driven higher than normal residential electric utility sales. The reduction was also partially offset by the absence in 2005 of a 2004 Loy Yang investment impairment and tax benefits recorded in 2005 resulting from the American Jobs Creation Act of 2004.


                                     CMS-6

                                                          CMS Energy Corporation

Specific changes to net income (loss) available to common stockholders for the nine months ended September 30, 2005 versus the same period in 2004 are:

                                                                     In Millions
                                                                     -----------
-    decrease in earnings from our ownership interest in the MCV
     Partnership primarily due to a $385 million impairment charge to property, plant, and equipment to reflect the excess of the carrying value over the estimated fair values of these assets, offset partially by an increase of $120 million from operations, primarily due to an increase in fair value of
     certain long-term gas contracts and financial hedges,              $(265)

-    the absence in 2005 of the gain on the sale of our interest
     in Goldfields,                                                       (29)

-    the absence in 2005 of the settlement agreement that DIG and
     CMS MST entered into with the purchasers of electric power
     and steam from DIG,                                                   (8)

-    decrease in net income from our gas utility primarily due to increases in benefit costs and safety, reliability and
     customer service expenses offset partially by increased
     deliveries and increased revenue associated with the gas rate
     surcharge authorized by the MPSC in October 2004,                     (7)

-    the absence in 2005 of net gains associated with discontinued
     operations,                                                           (6)

-    the absence in 2005 of an impairment charge related to the
     sale of our Loy Yang investment that was recorded in 2004,            81

-    income tax benefit recorded at Enterprises resulting from the
     American Jobs Creation Act of 2004,                                   33

-    increase in other Enterprises income primarily due to an
     increase in earnings from our overseas investments, increased interest income, and the favorable resolution of a contingent
     liability at our Leonard Field storage facility,                      21

-    increase in income from our electric utility primarily due to weather-driven higher than normal electric utility sales, the return on capital expenditures, and the collection of
     electric surcharges related to the recovery of MPSC approved costs, offset partially by increased operating expenses and power supply purchase costs, and customers choosing
     alternative suppliers,                                                17

-    increase in income from CMS ERM primarily due to
     mark-to-market adjustments,                                            5

-    reduction in corporate interest and other expenses partially offset by premiums paid on the early retirement of a portion
     of our 9.75 percent senior notes, and                                  5

-    the absence in 2005 of a loss recorded in 2004 for the
     cumulative effect of a change in accounting principle.                 2
                                                                        -----
TOTAL CHANGE                                                            $(151)
                                                                        =====


                                      CMS-7

                                                          CMS Energy Corporation

ELECTRIC UTILITY RESULTS OF OPERATIONS

                              In Millions
                     --------------------
September 30         2005   2004   Change
------------         ----   ----   ------
Three months ended   $ 62   $ 49     $13
Nine months ended    $141   $124     $17

                                              Three Months Ended    Nine Months Ended
                                              September 30, 2005   September 30, 2005
Reasons for the change:                            vs. 2004             vs. 2004
-----------------------                       ------------------   ------------------
Electric deliveries                                  $ 49                 $ 87
Power supply costs and related revenue                (31)                 (42)
Other operating expenses, other income, and
   non-commodity revenue                              (14)                 (45)
Regulatory return on capital expenditures               7                   20
General taxes                                           3                   (1)
Fixed charges                                           5                    7
Income taxes                                           (6)                  (9)
                                                     ----                 ----
Total change                                         $ 13                 $ 17
                                                     ====                 ====

ELECTRIC DELIVERIES: For the three months ended September 30, 2005, electric deliveries increased 1.7 billion kWh or 16.0 percent versus the same period in 2004. For the nine months ended September 30, 2005, electric deliveries increased 1.7 billion kWh or 5.8 percent versus the same period in 2004. The corresponding increases in electric delivery revenue for both periods were due to increased sales to residential customers due to warmer weather and increased surcharge revenue, offset partially by reduced electric delivery revenue from customers choosing alternative electric suppliers.

On July 1, 2004, Consumers started collecting a surcharge related to the recovery of costs incurred in the transition to customer choice. This surcharge increased electric delivery revenue by $2 million for the three months ended September 30, 2005 and $12 million for the nine months ended September 30, 2005 versus the same periods in 2004. Surcharge revenue related to the recovery of security costs and stranded costs increased electric delivery revenue by an additional $3 million for the three months ended September 30, 2005 and $9 million for the nine months ended September 30, 2005.

POWER SUPPLY COSTS AND RELATED REVENUE: Our recovery of power supply costs is capped for our residential customers until January 1, 2006. For the three months ended September 30, 2005, our underrecovery of power costs allocated to these capped customers increased by $32 million versus the same period in 2004. For the nine months ended September 30, 2005, our underrecovery of power costs allocated to these capped customers increased by $53 million versus the same period in 2004. Power supply-related costs increased in 2005 primarily due to higher coal costs and higher priced purchased power to replace the generation loss from outages at our Palisades and Campbell 3 generating plants.

Partially offsetting these underrecoveries are transmission and nitrogen oxide allowance expenditures related to our capped customers. To the extent these costs are not fully recoverable due to the application of rate caps, we have deferred these costs and are requesting recovery under Public Act 141. For the three months ended September 30, 2005, deferrals of these costs increased by $1 million versus the same period in 2004. For the nine months ended September 30, 2005, deferrals of these costs increased by $11 million versus the same period in 2004.


                                      CMS-8

                                                          CMS Energy Corporation

OTHER OPERATING EXPENSES, OTHER INCOME, AND NON-COMMODITY REVENUE: For the three months ended September 30, 2005, other operating expenses increased $16 million, other income increased $3 million, and non-commodity revenue decreased $1 million versus the same period in 2004. For the nine months ended September 30, 2005, other operating expenses increased $55 million, other income increased $7 million, and non-commodity revenue increased $3 million versus the same period in 2004.

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

The RCP allows us to dispatch the MCV Facility on the basis of natural gas prices, which will reduce the MCV Facility's annual production of electricity and, as a result, reduce the MCV Facility's consumption of natural gas. The MCV Facility's fuel cost savings are first used to offset the cost of replacement power and fund a renewable energy program. Remaining savings are split between us and the MCV Partnership. Our direct savings are shared 50 percent with customers in 2005 and 70 percent thereafter.

The cost associated with the MCV PPA cash underrecoveries, net of our direct savings from the RCP, increased operating expense $4 million for the nine months ended September 30, 2005 versus the same period in 2004.

For the three months ended September 30, 2005, the increase in other income is primarily due to higher interest income on short-term cash investments versus the same period in 2004. For the nine months ended September 30, 2005, the increase in other income is primarily due to higher interest income on short-term cash investments, offset partially by expenses associated with the early retirement of debt, versus the same period in 2004.

For the three months ended September 30, 2005, the decrease in non-commodity revenue is primarily due to lower transmission services revenue. For the nine months ended September 30, 2005, the increase in non-commodity revenue is primarily due to higher transmission services revenue.

REGULATORY RETURN ON CAPITAL EXPENDITURES: The return on capital expenditures in excess of our depreciation base as allowed by the Customer Choice Act increased income by $7 million for the three months ended September 30, 2005 and $20 million for the nine months ended September 30, 2005 versus the same periods in 2004.

GENERAL TAXES: For the three months ended September 30, 2005, general taxes decreased versus the same period in 2004 primarily due to lower property tax expense. For the nine months ended September 30, 2005, general taxes increased versus the same period in 2004 primarily due to higher MSBT expense, offset partially by lower property tax expense.


                                      CMS-9

                                                          CMS Energy Corporation

FIXED CHARGES: For the three months ended September 30, 2005, fixed charges reflect a 46 basis point reduction in the average rate of interest on our debt and lower average debt levels versus the same period in 2004. For the nine months ended September 30, 2005, fixed charges reflect a 37 basis point reduction in the average rate of interest on our debt and higher average debt levels versus the same period in 2004.

INCOME TAXES: For the three and nine months ended September 30, 2005, income taxes increased versus the same periods in 2004 primarily due to higher earnings by the electric utility.

GAS UTILITY RESULTS OF OPERATIONS

                              In Millions
                     --------------------
September 30         2005   2004   Change
------------         ----   ----   ------
Three months ended   $(16)  $(11)   $(5)
Nine months ended    $ 39   $ 46    $(7)

                                               Three Months Ended    Nine Months Ended
                                               September 30, 2005   September 30, 2005
Reasons for the change:                             vs. 2004             vs. 2004
-----------------------                        ------------------   ------------------
Gas deliveries                                        $  1                 $  -
Gas rate increase                                        3                   24
Gas wholesale and retail services, other gas
   revenues and other income                             3                    2
Operation and maintenance                              (14)                 (31)
General taxes and depreciation                          (1)                  (4)
Fixed charges                                            -                   (2)
Income taxes                                             3                    4
                                                      ----                 ----
Total change                                          $ (5)                $ (7)
                                                      ====                 ====

GAS DELIVERIES: For the three months ended September 30, 2005, higher gas delivery revenues reflect increased deliveries to our customers versus the same period in 2004. Gas deliveries, including miscellaneous transportation to end-use customers, increased 1.4 bcf or 5.5 percent.

For the nine months ended September 30, 2005, gas delivery revenues reflect slightly lower deliveries to our customers versus the same period in 2004. Gas deliveries, including miscellaneous transportation to end-use customers, decreased 0.6 bcf or 0.3 percent.

GAS RATE INCREASE: In December 2003, the MPSC issued an interim gas rate order authorizing a $19 million annual increase to gas tariff rates. In October 2004, the MPSC issued a final order authorizing an annual increase of $58 million through a two-year surcharge. As a result of these orders, gas revenues increased $3 million for the three months ended September 30, 2005 and $24 million for the nine months ended September 30, 2005 versus the same periods in 2004.

GAS WHOLESALE AND RETAIL SERVICES, OTHER GAS REVENUES AND OTHER INCOME: For the three months ended September 30, 2005, other income increased primarily due to higher interest income on short-term cash investments versus the same period in 2004. For the nine months ended September 30, 2005, other income increased primarily due to higher interest income on short-term cash investments, offset partially by expenses associated with the early retirement of debt, versus the same period in 2004.

                                     CMS-10

                                                          CMS Energy Corporation

OPERATION AND MAINTENANCE: For the three and nine months ended September 30, 2005, operation and maintenance expenses increased primarily due to increases in benefit costs and additional safety, reliability, and customer service expenses. Pension and benefit expense increased primarily due to changes in actuarial assumptions and the remeasurement of our pension and OPEB plans to reflect the new collective bargaining agreement between the Utility Workers Union of America and Consumers. Benefit expense also reflects the reinstatement of the employer matching contribution to our 401(k) plan.

GENERAL TAXES AND DEPRECIATION: For the three and nine months ended September 30, 2005, depreciation expense increased due to higher plant in service.

FIXED CHARGES: For the nine months ended September 30, 2005, fixed charges reflect a 37 basis point reduction in the average rate of interest on our debt and higher average debt levels versus the same period in 2004.

INCOME TAXES: For the three and nine months ended September 30, 2005, income taxes decreased primarily due to lower earnings by the gas utility.

ENTERPRISES RESULTS OF OPERATIONS

                               In Millions
                     ---------------------
September 30          2005   2004   Change
------------         -----   ----   ------
Three months ended   $(260)   $59   $(319)
Nine months ended    $(126)   $36   $(162)

                                                Three Months Ended    Nine Months Ended
                                                September 30, 2005   September 30, 2005
Reasons for the change:                              vs. 2004             vs. 2004
-----------------------                         ------------------   ------------------
Operating revenues                                   $   123              $   155
Cost of gas and purchased power                         (110)                (154)
Fuel costs mark-to-market at MCV                         197                  361
Earnings from equity method investees                     22                   15
Gain on sale of assets                                   (44)                 (40)
Operation and maintenance                                 (3)                  (6)
General taxes, depreciation, and other income              8                   11
Asset impairment charges                              (1,184)              (1,048)
Fixed charges                                              2                   14
Minority interest                                        484                  397
Income taxes                                             186                  133
                                                     -------              -------
Total change                                         $  (319)             $  (162)
                                                     =======              =======

OPERATING REVENUES AND COST OF GAS AND PURCHASED POWER: For three months ended September 30, 2005, net operating revenues increased $123 million versus the same period in 2004 and the related cost of gas and purchased power cost increased $110 million versus the same period in 2004. These increases were primarily due to the impact of increased customer demand on deliveries, fuel costs and purchased power primarily at South American subsidiaries and increased wholesale power sales and related costs at our Michigan generating plants. Also contributing to the increase in operating revenue were mark-to-market gains on gas contracts at CMS ERM.


                                     CMS-11

                                                          CMS Energy Corporation

For the nine months ended September 30, 2005, operating revenues increased $155 million versus the same period in 2004 due to increased demand at our South American subsidiaries, increased wholesale power sales at our Michigan generating assets and mark to market gains on gas contracts at CMS ERM. Related cost of gas and purchased power cost increased $154 million versus the same period in 2004 primarily due to increased fuel costs and increased purchased power associated with higher demand at our South American subsidiaries and our Michigan generating plants.

FUEL COSTS MARK-TO-MARKET AT MCV: For the three and nine months ended September 30, 2005, the fuel costs mark-to-market adjustments at the MCV Partnership of certain long-term gas contracts and financial hedges increased operating earnings primarily due to increased gas prices.

EARNINGS FROM EQUITY METHOD INVESTEES: Equity earnings increased $22 million for the three months ended September 30, 2005 versus the same period in 2004. The increase was primarily due to a $13 million increase in the fair value of interest rate swaps associated with our investment in Taweelah as gains in the current period replaced the losses recorded on these instruments in the same period of 2004. Also contributing to the increase was an $11 million increase in earnings from our investment in Neyveli primarily due to the settlement of a revenue dispute. These increases were offset partially by the absence of $2 million of earnings from Goldfields, which we sold in August of 2004.

Equity earnings increased $15 million for the nine months ended September 30, 2005 versus the same period in 2004. The increase was primarily due to $7 million in earnings from Shuweihat, which achieved commercial operations in the fourth quarter of 2004, and a $7 million increase in earnings from GasAtacama, as it is able to import more natural gas from Argentina than in 2004. Also contributing to the increase were $6 million in higher earnings at Neyveli, primarily due to the settlement of a revenue dispute, and $3 million of other increases in earnings. These increases were offset partially by the absence of $8 million in earnings from Goldfields, which we sold in August of 2004.

GAIN ON SALE OF ASSETS: For the three months ended September 30, 2005, gains on asset sales decreased $44 million due to a $43 million gain on the sale of Goldfields and a $1 million gain on the sale of the Bluewater Pipeline in 2004. There were no significant gains or losses on asset sales during this period in 2005.

For the nine months ended September 30, 2005, gains on asset sales decreased $40 million versus the same period in 2004. This is due to a $3 million gain on the sale of GVK and a $2 million gain on the sale of SLAP in 2005 versus a $43 million gain on the sale of Goldfields and a $1 million gain on the sale of the Bluewater Pipeline in 2004.

OPERATION AND MAINTENANCE: For the three months ended September 30, 2005, operation and maintenance expenses increased $3 million versus the same period in 2004. The increase was primarily due to higher legal fees related to litigation at DIG and increased costs due to higher electrical production.

For the nine months ended September 30, 2005, operation and maintenance expenses increased $6 million versus the same period of 2004. The increase in 2005 was primarily due to higher legal fees related to litigation at DIG, increased costs due to higher electrical production and increased professional fees at South American subsidiaries, offset partially by lower legal fees in connection with arbitration in Argentina.

GENERAL TAXES, DEPRECIATION AND OTHER INCOME, NET: For the three months ended September 30, 2005, the net of general tax expense, depreciation and other income increased operating income $8 million primarily due to increased interest income.


                                     CMS-12

                                                          CMS Energy Corporation

For the nine months ended September 30, 2005, the net of general tax expense, depreciation and other income increased operating income $11 million primarily due to increased interest income, net positive foreign exchange activity, and the reversal of a contingent liability at Leonard Field.

ASSET IMPAIRMENT CHARGES: For the three months ended September 30, 2005, asset impairment charges increased by $1.184 billion versus the same period in 2004. The increase relates to the impairment of property, plant, and equipment at the MCV Partnership to reflect the excess of the carrying value of these assets over their estimated fair values.

For the nine months ended September 30, 2005, asset impairment charges increased by $1.048 billion versus the same period in 2004. The increase relates to the impairment of property, plant, and equipment at the MCV Partnership to reflect the excess of the carrying value of these assets over their estimated fair values, offset partially by the absence, in 2005, of the Loy Yang impairment recorded in 2004.

FIXED CHARGES: For the three and nine months ended September 30, 2005, fixed charges decreased versus the same periods in 2004 due to lower expense at the MCV Partnership.

MINORITY INTEREST: For the three and nine months ended September 30, 2005, net losses attributed to minority interest owners in our subsidiaries replaced net gains attributed to minority interest owners for the same periods in 2004. The losses relate to the asset impairment charge to property, plant, and equipment at the MCV Partnership, partially offset by mark-to-market gains at the MCV Partnership.

INCOME TAXES: For the three months ended September 30, 2005, income tax expense decreased versus the same period in 2004. The decrease reflects lower earnings in 2005 due to the impairment of property, plant, and equipment at the MCV Partnership. Also contributing to the decrease were income tax benefits related to the American Jobs Creation Act.

For the nine months ended September 30, 2005, income tax expense decreased versus the same period in 2004. The decrease reflects lower earnings in 2005 due to the impairment of property, plant, and equipment at the MCV Partnership. Also contributing to the decrease were income tax benefits related to the American Jobs Creation Act. The decrease was partially offset by the absence of tax benefits related to the 2004 Loy Yang investment impairment.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

                                In Millions
                     ----------------------
September 30          2005    2004   Change
------------         -----   -----   ------
Three months ended   $ (51)  $ (49)   $(2)
Nine months ended    $(142)  $(147)   $ 5

For the three months ended September 30, 2005 corporate interest and other net expenses were $51 million, an increase of $2 million versus the same period in 2004. The increase reflects premiums paid on the early retirement of a portion of our CMS Energy 9.75 percent senior notes partially offset by a reduction of corporate interest as well as a reduction in other interest expenses allocated from the utilities.

For the nine months ended September 30, 2005, corporate interest and other net expenses were $142 million, a decrease of $5 million versus the same period in 2004. The decrease reflects a reduction in corporate interest as well as a reduction in other interest expenses allocated from the utilities. The decrease in interest expense was offset partially by a premium paid on the early retirement of a portion of our CMS Energy 9.75 percent senior notes and the absence in 2005 of a benefit from the reversal of a currency translation adjustment related to the sale of Loy Yang that was recorded in 2004.


                                     CMS-13

                                                          CMS Energy Corporation

DISCONTINUED OPERATIONS: For the three and nine months ended September 30, 2005, we had no activity from operations accounted for as discontinued. Our net gain from Discontinued Operations was $8 million for the three months ended September 30, 2004, and $6 million for the nine months ended September 30, 2004.

ACCOUNTING CHANGES: In 2004, we recorded a $2 million loss for the cumulative effect of a change in accounting principle. The loss was the result of a change in the measurement date of our benefit plans.

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES AND ASSUMPTIONS

In preparing our financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. We use accounting estimates for asset valuations, depreciation, amortization, financial and derivative instruments, employee benefits, and contingencies. For example, we estimate the rate of return on plan assets and the cost of future health-care benefits to determine our annual pension and other postretirement benefit costs. There are risks and uncertainties that may cause actual results to differ from estimated results, such as changes in the regulatory environment, competition, foreign exchange, regulatory decisions, and lawsuits.

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

LONG-LIVED ASSETS AND EQUITY METHOD INVESTMENTS: Our assessment of the recoverability of long-lived assets and equity method investments involves critical accounting estimates. We periodically perform tests of impairment if certain conditions that are other than temporary exist that may indicate the carrying value may not be recoverable. Of our total assets, recorded at $16.115 billion at September 30, 2005, 52 percent represent long-lived assets and equity method investments that are subject to this type of analysis. We base our evaluations of impairment on such indicators as:

     -    the nature of the assets,

     -    projected future economic benefits,

     -    domestic and foreign regulatory and political environments,

     -    state and federal regulatory and political environments,

     -    historical and future cash flow and profitability measurements, and

     -    other external market conditions or factors.


                                     CMS-14

                                                          CMS Energy Corporation

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

Our assessments of fair value using these valuation methodologies represent our best estimates at the time of the reviews and are consistent with our internal planning. The estimates we use can change over time, which could have a material impact on our financial statements.

For additional details on asset impairments, see Note 2, Asset Impairment Charges and Sales.

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

DERIVATIVE INSTRUMENTS: We use SFAS No. 133 to account for derivative instruments. Except as noted within this section, there have been no material changes to the accounting for derivatives since the year ended December 31, 2004.

To determine the fair value of our derivatives, we use quoted market prices and third-party valuations (i.e., from brokers and banks), if available. For certain contracts, market prices and third-party valuations are not available, and we must determine fair values by using mathematical valuation models. These valuation models require various inputs and assumptions, including commodity forward prices, strike prices, and volatilities, as well as interest rates and contract maturity dates. Changes in forward prices or volatilities could significantly change the calculated fair value of these contracts. The following table summarizes the interest rate and volatility rate assumptions we used to value these contracts as of September 30, 2005:

                                                  Interest Rates (%)   Volatility Rates (%)
                                                  ------------------   --------------------
Long-term gas contracts associated with the MCV
   Partnership                                        3.86 - 4.67             32 - 63
Gas-related option contracts                             3.95                 38 - 69
Electricity-related option contracts                     3.95                 59 - 74

                                     CMS-15

                                                          CMS Energy Corporation

Commencement of the Midwest Energy Market: The MISO began operating the Midwest Energy Market on April 1, 2005. Through operation of the Midwest Energy Market, the MISO centrally dispatches electricity and transmission service throughout the Midwest and provides day-ahead and real-time energy market information. At this time, we believe that the commencement of this market does not constitute the development of an active energy market in Michigan, as defined by SFAS No.
133. However, as the Midwest Energy Market matures, we will continue to monitor its activity level and evaluate the potential for an active energy market in Michigan. If an active market develops in the future, some of our electric purchases and sales contracts may qualify as derivatives. However, we believe that we will be able to apply the normal purchases and sales exception of SFAS No. 133 to the majority of these contracts (including the MCV PPA), and, therefore, will not be required to mark these contracts to market.

Implementation of the RCP: The MCV Partnership uses long-term gas contracts to purchase natural gas as fuel for generation, and to manage gas fuel costs. The MCV Partnership believes that certain of these contracts qualify as normal purchases under SFAS No. 133. Accordingly, these contracts are not recognized at fair value on our Consolidated Balance Sheets. However, as a result of implementing the RCP in January 2005, a significant portion of long-term gas contracts no longer qualify as normal purchases, because the gas will not be consumed as fuel for electric production. Accordingly, these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. For the nine months ended September 30, 2005, we recorded a $242 million gain associated with the increase in fair value of these long-term gas contracts. This gain is included in the total Fuel costs mark-to-market at MCV on our Consolidated Statements of Income. As a result of mark-to-market gains, we have recorded derivative assets totaling $298 million associated with the fair value of long-term gas contracts on our Consolidated Balance Sheets. The majority of these assets are expected to reverse through earnings during 2005 and 2006 as the gas is purchased, with the remainder reversing between 2007 and 2011.

The MCV Partnership holds natural gas futures and swap contracts to manage price risk by fixing the price to be paid for natural gas on some of its long-term gas contracts. Prior to the implementation of the RCP, these futures and swap contracts were accounted for as cash flow hedges. Since the RCP was implemented in January 2005, these instruments no longer qualify for cash flow hedge accounting and any changes in their fair value have been recorded in earnings each quarter. For the nine months ended September 30, 2005, we recorded a $125 million gain associated with the increase in fair value of these instruments. This gain is also included in the total Fuel costs mark-to-market at MCV on our Consolidated Statements of Income. As a result of mark-to-market gains, we have recorded derivative assets totaling $125 million associated with the fair value of these instruments on our Consolidated Balance Sheets. The majority of these assets are expected to be realized during 2005 and 2006 as the futures and swap contracts settle, with the remainder to be realized during 2007. Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on both the long-term gas contracts and the futures and swap contracts, since gains and losses will be recorded each quarter.

CMS ERM CONTRACTS: CMS ERM enters into and owns energy contracts as a part of activities considered to be an integral part of CMS Energy's ongoing operations. There have been no material changes to the accounting for CMS ERM's contracts since the year ended December 31, 2004.

The fair value of the derivative contracts held by CMS ERM is included in either Price risk management assets or Price risk management liabilities on our Consolidated Balance Sheets. The following tables provide a summary of these contracts at September 30, 2005:


                                     CMS-16

                                                          CMS Energy Corporation

                                                                                          In Millions
                                                                        -----------------------------
                                                                        Non-Trading   Trading   Total
                                                                        -----------   -------   -----
Fair value of contracts outstanding at December 31, 2004                   $(199)      $201      $ 2
Fair value of new contracts when entered into during the period (a)            -         (1)      (1)
Changes in fair value attributable to changes in valuation techniques
   and assumptions                                                             -          -        -
Contracts realized or otherwise settled during the period                     39        (46)      (7)
Other changes in fair value (b)                                             (250)       274       24
                                                                           -----       ----      ---
Fair value of contracts outstanding at September 30, 2005                  $(410)      $428      $18
                                                                           =====       ====      ===

(a) Reflects only the initial premium payments/(receipts) for new contracts. No unrealized gains or losses were recognized at the inception of any new contracts.

(b) Reflects changes in price and net increase/(decrease) of forward positions as well as changes to present value and credit reserves.

Fair Value of Non-Trading Contracts at September 30, 2005

                                                                                    In Millions
                                    -----------------------------------------------------------
                                                               Maturity (in years)
                                       Total     ----------------------------------------------
Source of Fair Value                Fair Value   Less than 1   1 to 3   4 to 5   Greater than 5
--------------------                ----------   -----------   ------   ------   --------------
Prices actively quoted                $   -         $   -      $   -     $  -         $ -
Prices obtained from external
   sources or based on models and
   other valuation methods             (410)         (149)      (185)     (68)         (8)
                                      -----         -----      -----     ----         ---
Total                                 $(410)        $(149)     $(185)    $(68)        $(8)
                                      =====         =====      =====     ====         ===

Fair Value of Trading Contracts at September 30, 2005

                                                                                    In Millions
                                    -----------------------------------------------------------
                                                               Maturity (in years)
                                       Total     ----------------------------------------------
Source of Fair Value                Fair Value   Less than 1   1 to 3   4 to 5   Greater than 5
--------------------                ----------   -----------   ------   ------   --------------
Prices actively quoted                 $(55)        $ (7)       $(39)    $(9)         $ -
Prices obtained from external
   sources or based on models and
   other valuation methods              483          178         223      75            7
                                       ----         ----        ----     ---          ---
Total                                  $428         $171        $184     $66          $ 7
                                       ====         ====        ====     ===          ===

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

Interest Rate Risk Sensitivity Analysis (assuming a 10 percent adverse change in market interest rates):

                                                                    In Millions

                                         September 30, 2005   December 31, 2004
                                         ------------------   -----------------
Variable-rate financing -
   before-tax annual earnings exposure          $  2                 $  2
Fixed-rate financing - potential
   loss in fair value (a)                        214                  216

(a) Fair value exposure could only be realized if we repurchased all of our fixed-rate financing.

Certain equity method investees have entered into interest rate swaps. These instruments are not required


                                     CMS-17

                                                          CMS Energy Corporation

to be included in the sensitivity analysis, but can have an impact on financial results.

Commodity Price Risk Sensitivity Analysis (assuming a 10 percent adverse change in market prices):

                                                                           In Millions
                                                --------------------------------------
                                                September 30, 2005   December 31, 2004
                                                ------------------   -----------------
Potential REDUCTION in fair value:
   Gas supply option contracts                          $ 3                 $ 1
   FTRs                                                   -                   -
   CMS ERM electric and gas forward contracts            19                  10
   Derivative contracts associated with the
   MCV Partnership:
      Long-term gas contracts (a) (b)                    49                  17
      Gas futures and swaps (b)                          59                  41

(a) The increased potential reduction in fair value for the MCV Partnership's long-term gas contracts is due to the increased number of contracts accounted for as derivatives as a result of the RCP.

(b) The increased potential reduction in fair value for the MCV Partnership's long-term gas contracts and gas futures and swaps is due to the significant increase in natural gas prices from December 31, 2004.

Trading Activity Commodity Price Risk Sensitivity Analysis (assuming a 10 percent adverse change in market prices):

                                                                     In Millions
                                          --------------------------------------
                                          September 30, 2005   December 31, 2004
                                          ------------------   -----------------
Potential REDUCTION in fair value:
   Electricity-related option contracts          $ 2                  $ -
   Gas-related option contracts                    1                    3
   Gas-related swaps and futures (a)              23                    7

(a) The increased potential reduction in fair value for the gas-related swaps and futures is due to the significant increase in natural gas prices from December 31, 2004.

Investment Securities Price Risk Sensitivity Analysis (assuming a 10 percent adverse change in market prices):

                                                                     In Millions
                                          --------------------------------------
                                          September 30, 2005   December 31, 2004
                                          ------------------   -----------------
Potential REDUCTION in fair value of
   available-for-sale equity securities
   (primarily SERP investments)                   $5                   $5

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


                                     CMS-18

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

CMS Gas Transmission began arbitration with the International Centre for the Settlement of Investment Disputes (ICSID) in mid-2001, citing breaches by Argentina under the Argentine-U.S. Bilateral Investment Treaty. In May 2005, an ICSID tribunal concluded, among other things, that Argentina's economic emergency did not excuse Argentina from liability. The ICSID tribunal found in favor of CMS Gas Transmission, and awarded damages of U.S. $133 million, plus interest.

Under the Rules of the ICSID Convention, Either Party May Seek an Annulment of the Award From a Newly Constituted Tribunal. Argentina's Application for Annulment was Formally Registered by ICSID On September 27, 2005

ACCOUNTING FOR PENSION AND OPEB

Pension: We have established external trust funds to provide retirement pension benefits to our employees under a non-contributory, defined benefit Pension Plan. We implemented a cash balance plan for certain employees hired after June 30, 2003. On September 1, 2005, we implemented the Defined Company Contribution Plan.

The Defined Company Contribution Plan provides an employer cash contribution of 5 percent of base pay to the existing Employees' Savings Plan. No employee contribution is required to receive the plan's employer contribution. All employees hired on and after September 1, 2005 participate in this plan as part of their retirement benefit program. Cash balance pension plan participants also participate in the Defined Company Contribution Plan on September 1, 2005. Additional pay credits under the cash balance pension plan were discontinued as of that date. We use SFAS No. 87 to account for pension costs.

401(k): We resumed the employer's match in CMS Energy Stock on our 401(k) Savings Plan on January 1, 2005. On September 1, 2005, employees enrolled in the company's 401(k) Savings Plan had their employer match increased from 50 percent to 60 percent on eligible contributions up to the first six percent of an employee's wages.

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


                                     CMS-19

                                                          CMS Energy Corporation

Any change in these assumptions can change significantly the liability and associated expenses recognized in any given year.

The following table provides an estimate of our pension cost, OPEB cost, and cash contributions for the next three years:

                                              In Millions
---------------------------------------------------------
Expected Costs   Pension Cost   OPEB Cost   Contributions
--------------   ------------   ---------   -------------
     2006            $ 95          $38           $ 82
     2007             104           34            184
     2008              99           30            112

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

CAPITAL RESOURCES AND LIQUIDITY

Our liquidity and capital requirements are a function of our results of operations, capital expenditures, contractual obligations, debt maturities, working capital needs, and collateral requirements. During the summer months, we purchase natural gas and store it for resale primarily during the winter heating season. The market price for natural gas has increased. Although our natural gas purchases are recoverable from our customers, the amount paid for natural gas stored as inventory requires additional liquidity due to the timing of the cost recoveries as gas prices increase. In addition, a few of our commodity suppliers have requested nonstandard payment terms or other forms of assurances, including margin calls, in connection with maintenance of ongoing deliveries of gas and electricity.

Our current financial plan includes controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities. Due to the adverse impact of the MCV Partnership asset impairment charge recorded in September 2005, Consumers' ability to issue FMB as primary obligations or as collateral for financing is expected to be limited to $298 million for 12 months, ending September 30, 2006. Beyond 12 months, Consumers' ability to issue FMB in excess of $298 million is based on achieving a two-times FMB interest coverage rate. Nonetheless, we believe our current level of cash and revolving credit facilities, and our ability to access junior secured and unsecured borrowing capacity in the capital markets, along with anticipated cash flows from operating and investing activities, will be sufficient to meet our liquidity needs. We have not made a specific determination concerning the reinstatement of common stock dividends. The Board of Directors may reconsider or revise its dividend policy based upon certain


                                     CMS-20

                                                          CMS Energy Corporation

conditions, including our results of operations, financial condition, and capital requirements, as well as other relevant factors.

CASH POSITION, INVESTING, AND FINANCING

Our operating, investing, and financing activities meet consolidated cash needs. At September 30, 2005, $989 million consolidated cash was on hand, which includes $196 million of restricted cash and $423 million from the entities consolidated pursuant to FASB Interpretation No. 46. For additional details, see
Note 11, Consolidation of Variable Interest Entities.

Our primary ongoing source of cash is dividends and other distributions from our subsidiaries. For the nine months ended September 30, 2005, Consumers paid $207 million in common stock dividends to CMS Energy.

SUMMARY OF CASH FLOWS:

                                                                     In Millions
                                                                    -------------
Nine months ended September 30                                       2005    2004
------------------------------                                      -----   -----
Net cash provided by (used in):
   Operating activities                                             $ 604   $ 200
   Investing activities                                              (399)   (388)
                                                                    -----   -----
Net cash provided by (used in) operating and investing activities     205    (188)
   Financing activities                                               (82)   (219)
Effect of exchange rates on cash                                        1       -
                                                                    -----   -----
Net Increase (Decrease) in Cash and Cash Equivalents                $ 124   $(407)
                                                                    =====   =====

OPERATING ACTIVITIES: For the nine months ended September 30, 2005, net cash provided by operating activities increased $404 million versus the same period in 2004 due to increases in MCV gas supplier funds on deposit and accounts payable. The increase in MCV gas supplier funds on deposit and accounts payable is due to the effect of rising gas prices.

INVESTING ACTIVITIES: For the nine months ended September 30, 2005, net cash used in investing activities increased $11 million versus the same period in 2004 primarily due to an increase in restricted cash of $267 million combined with a decrease in proceeds from asset sales of $156 million. These changes were offset by a net increase in short-term investment proceeds of $370 million. The increase in restricted cash was due to an irrevocable deposit made with a trustee to permit a defeasance of Consumers' 9 percent notes by the end of the first quarter of 2006.

FINANCING ACTIVITIES: For the nine months ended September 30, 2005, net cash used in financing activities decreased $137 million versus the same period in 2004 primarily due to net proceeds from the issuance of common stock of $289 million, offset by a decrease of $168 million in net proceeds from borrowings.

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


                                     CMS-21

                                                          CMS Energy Corporation

Financings and Capitalization, "FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

DIVIDEND RESTRICTIONS: For details on dividend restrictions, see Note 4, Financings and Capitalization.

DEBT CREDIT RATING: On November 1, 2005, S&P placed CMS Energy's and Consumers' debt credit ratings on CreditWatch with negative implications. S&P indicated that they expect resolution of the CreditWatch before year end 2005.

OTHER: CMS ERM is a party to a certain gas supply contract whose performance is backed by a bond issued by American Home Assurance Co. (AHA), a subsidiary of American International Group, Inc. (AIG), as a jointly liable surety. AHA currently has a surety obligation of approximately $119 million pursuant to this contract. This amount amortizes monthly. The gas supply contract requires that the surety maintain minimum credit ratings of AA- or better from S&P and Aa3 or better from Moody's. S&P has downgraded the credit ratings of AIG and AHA to AA and AA+, respectively, with a negative outlook for AIG. Moody's has lowered its long-term senior debt ratings on AIG and AHA to Aa2 with a stable outlook for AIG. We cannot predict whether these ratings will decline further; however, we have several alternatives in the event that AHA no longer meets the minimum rating requirements. These alternatives include obtaining a letter of credit under our existing revolving credit agreement, seeking an alternative letter of credit arrangement or posting available cash as collateral. These alternatives may have a negative impact on our liquidity.

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

Over the next few years, our business plan of "building on the basics" will focus on reducing parent company debt substantially, improving our credit ratings, growing earnings, restoring a common stock dividend, and positioning us to make new investments consistent with our strengths. In the near term, our new investments will concentrate on the utility.

ELECTRIC UTILITY BUSINESS OUTLOOK

GROWTH: We expect the growth in electric deliveries for 2005 to be approximately four percent. Summer 2005 temperatures were higher than historical averages, leading to increased demand from electric customers. Over the next five years, we expect electric deliveries to grow at an average rate of approximately two percent per year. However, such growth is dependent on a modestly growing customer base and recovery of the Michigan economy. This growth rate includes both full-service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants and other electric utilities. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to fluctuations in weather conditions and changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.


                                     CMS-22

                                                          CMS Energy Corporation

INDUSTRIAL REVENUE OUTLOOK: Our electric utility customer base includes a mix of residential, commercial, and diversified industrial customers, the largest segment of which is the automotive industry. In October 2005, Delphi Corporation (Delphi) filed for Chapter 11 bankruptcy protection. Delphi is the nation's largest automotive supplier headquartered in Troy, Michigan, and is a large industrial customer of Consumers. Our electric utility operations are not dependent upon a single customer, and we do not believe that this event will have a material adverse effect on our financial condition. We cannot, however, predict the impact of the Delphi bankruptcy filing on other automotive-related manufacturing customers or the Michigan industrial base. Continued degradation of the industrial customer base would have a negative impact on electric utility revenues.

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

We are currently planning for a reserve margin of approximately 11 percent for summer 2006, or supply resources equal to 111 percent of projected summer peak load. Of the 2006 supply resources target of 111 percent, we expect to meet approximately 98 percent from our electric generating plants and long-term power purchase contracts, and approximately 13 percent from short-term contracts, options for physical deliveries, and other agreements. We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2006 through 2007. As a result, we have recognized an asset of $6 million for unexpired capacity and energy contracts at September 30, 2005.

COAL DELIVERY DISRUPTIONS: In May 2005, western coal rail carriers experienced derailments and significant service disruptions due to heavy snow and rain conditions. These disruptions affected all shippers of western coal from Wyoming mines as well as coal producers from May 2005 through June 2005. We received notification that, under contractual Force Majeure provisions, the coal tonnage not delivered during this period will not be made up. According to recent announcements, rail repairs will extend through November 2005. Although we expect some impact on coal shipments during the repair period, we expect our inventories will remain within historical levels, at least during the upcoming winter period, though at lower levels than planned before the disruptions occurred. Based on our present delivery experience, projections, and inventory, we believe we will have adequate coal supply to allow for normal dispatch of our coal-fired generating units.

ENERGY MARKET DEVELOPMENT: The MISO began operating the Midwest Energy Market on April 1, 2005. The Midwest Energy Market includes a day-ahead and real-time energy market and centralized generation dispatch for market participants. We are a participant in this energy market. The intention of this market is to meet load requirements in the region reliably and efficiently, to improve management of congestion on the grid, and to centralize dispatch of generation throughout the region. The MISO is now responsible for the reliability and economic dispatch in the entire MISO area, which covers parts of 15 states and Manitoba, including our service territory. We are presently evaluating what financial impact, if any, these changes are having on our operations.

The settlement of charges for each operating day of the Midwest Energy Market invokes the issuance of multiple settlement statements over a 155-day period. This extended settlement period is designed to allow for adjustments associated with the receipt of complete billing information and other adjustments. When adjustments are necessary, the MISO bills market participants on a retroactive basis, covering several months. We record adjustments as appropriate when the MISO notifies us of the revised amounts. The revised amounts may result in either a positive or a negative expense adjustment. We cannot predict


                                     CMS-23

                                                          CMS Energy Corporation

the amount or timing of any MISO billing adjustments.

RENEWABLE RESOURCES PROGRAM: In January 2005, in collaboration with the MPSC, we established a renewable resources program. Under the RRP, we purchase energy from approved renewable sources, which include solar, wind, geothermal, biomass, and hydroelectric suppliers. Customers are able to participate in the RRP in accordance with tariffs approved by the MPSC. The MPSC has authorized recovery of above-market costs for the RRP by establishing a fund that consists of an annual contribution from savings generated by the RCP, a surcharge imposed by the MPSC on all customers, and contributions from customers that choose to participate in the RRP. In February 2005, the Attorney General filed appeals of the MPSC orders providing funding for the RRP in the Michigan Court of Appeals. In August 2005, we secured long-term renewable energy supply contracts. In October 2005, the MPSC issued an order approving these new supply contracts.

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

In June 2005, the MPSC Staff filed its position in this case, recommending a base rate increase of $98 million. The MPSC Staff also recommended an 11.25 percent return on equity to establish rates and recognized all of our projected equity investment (infusions and retained earnings) in 2006. In August 2005, we revised our request for an annual increase in revenues to approximately $197 million, and the MPSC Staff revised its recommendation to $100 million. In October 2005, the ALJ issued a proposal for decision recommending a base rate increase of $112 million and an 11.25 percent authorized return on equity. We expect a final order from the MPSC in late 2005. If approved as requested, the rate increase would go into effect in January 2006 and would apply to all retail electric customers. We cannot predict the amount or timing of the rate increase, if any, which the MPSC will approve.

BURIAL OF OVERHEAD POWER LINES: In September 2004, the Michigan Court of Appeals upheld a lower court decision that requires Detroit Edison to obey a municipal ordinance enacted by the City of Taylor, Michigan. The ordinance requires Detroit Edison to bury a section of its overhead power lines at its own expense. Detroit Edison filed an appeal with the Michigan Supreme Court. Unless overturned by the Michigan Supreme Court, the decision could encourage other municipalities to adopt similar ordinances, as has occurred or is under discussion in a few municipalities in our service territory. If incurred, we would seek recovery of these costs from our customers located in the municipality affected, subject to MPSC approval. This case has potentially broad ramifications for the electric utility industry in Michigan. In a similar matter, in May 2005, we filed a request with the MPSC that asks the MPSC to rule that the City of East Grand Rapids, Michigan must pay for the relocation of electric utility facilities required by an ordinance adopted by the city. In September 2005, we reached a settlement of this particular dispute with the City of East Grand Rapids, which is in the process of finalization. In October 2005, the Michigan Supreme Court issued an order in which it agreed to review the lower court's decision in the City of Taylor matter. The Court also established a briefing schedule. At this time, we cannot predict the outcome of the broader issues addressed in the City of Taylor matter.

ELECTRIC UTILITY BUSINESS UNCERTAINTIES

Several electric business trends or uncertainties may affect our financial results and condition. These trends or uncertainties have, or we reasonably expect could have, a material impact on revenues or income from continuing electric operations.


                                     CMS-24

                                                          CMS Energy Corporation

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

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.3 percent. As of September 2005, we have incurred $589 million in capital expenditures to comply with these regulations and anticipate that the remaining $226 million of capital expenditures will be made in 2005 through 2011. These expenditures include installing selective catalytic reduction technology at four of our coal-fired electric plants. In addition to modifying the coal-fired electric plants, we expect to utilize nitrogen oxide emissions allowances for years 2006 through 2008, of which 90 percent have been obtained. The cost of the allowances is estimated to average $5 million per year for 2006 through 2008. The estimated costs are based on the average cost of the purchased, allocated, and exchanged allowances. The need for allowances will decrease after 2006 with the installation of selective catalytic control technology. The cost of the allowances is accounted for as inventory. The allowance inventory is expensed as the coal-fired electric generating units emit nitrogen oxide.

The EPA recently adopted a Clean Air Interstate Rule that requires additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of sulfur dioxide by 71 percent and nitrogen oxides by 63 percent by 2015. The final rule will require that we run our Selective Catalytic Reduction units year-round beginning in 2009 and may require that we purchase additional nitrogen oxide allowances beginning in 2009. In addition to the selective catalytic reduction control technology installed to meet the Nitrogen Oxide State Implementation Plan, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers are to be installed by 2014 to meet the Phase I reduction requirements of the Clean Air Interstate Rule at a cost near that of the Nitrogen Oxide State Implementation Plan.

In May 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric power plants by 2010 and further reductions by 2018. While the industry has not reached a consensus on the technical methods for curtailing mercury emissions, our capital and operating costs for mercury emissions reductions are expected to be significantly less than what is required for nitrogen oxide compliance.

In August 2005, the MDEQ filed a Motion to Intervene in a court challenge to certain aspects of EPA's Clean Air Mercury Rule, asserting that the rule is inadequate. The MDEQ has not indicated the direction that it will pursue to meet or exceed the EPA requirements through a state rulemaking. We are actively participating in dialog with the MDEQ regarding potential paths for controlling mercury emissions and meeting the EPA requirements. In October 2005, the EPA announced it would reconsider certain aspects of the Clean Air Mercury Rule. We cannot predict the outcome of this proceeding.

Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases, however, none have yet been enacted. We cannot predict


                                     CMS-25

                                                          CMS Energy Corporation

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

COMPETITION AND REGULATORY RESTRUCTURING: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. As of October 2005, alternative electric suppliers are providing 754 MW of generation service to ROA customers. This amount represents a decrease of 14 percent compared to October 2004, and 10 percent of our total distribution load. Current trends indicate a continued reduction in ROA load loss. However, it is difficult to predict future ROA customer trends.

Implementation Costs: In June 2005, the MPSC issued an order that authorizes us to recover implementation costs incurred during 2002 and 2003 totaling $6 million, plus the cost of money through the period of collection.

We are also pursuing authorization at the FERC for the MISO to reimburse us for Alliance RTO development costs. Included in this amount is $2 million that the MPSC did not approve as part of our 2002 implementation costs application. The FERC denied our request for reimbursement, and we are appealing the FERC ruling at the United States Court of Appeals for the District of Columbia. We cannot predict the amount, if any, the FERC will approve as recoverable.

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


                                     CMS-26

                                                          CMS Energy Corporation

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

The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate that cash underrecoveries of capacity and fixed energy payments will aggregate $150 million from 2005 through 2007. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The effect of any such action would be to:

     - reduce cash flow to the MCV Partnership, which could have an adverse effect on the MCV Partnership's financial performance, and

     -    eliminate our underrecoveries of capacity and fixed energy payments.

The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the financial performance of the MCV Partnership.

Further, under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Natural gas prices have increased substantially in recent years and throughout 2005. In the third quarter of 2005, the MCV Partnership reevaluated the economics of operating the MCV Facility and determined that an impairment was required. If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its financial obligations under the sale and leaseback transactions and other contracts. We are currently evaluating various alternatives in order to develop a new long-term strategy with respect to the MCV Facility. For additional details on the impairment of the MCV Facility, see Note 2, Asset Impairment Charges and Sales.

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

Palisades: In August 2005, the NRC completed its performance review of the Palisades Nuclear Plant for the first half of the calendar year 2005. The NRC determined that Palisades was operated in a manner that preserved public health and safety and met all of the NRC's specific "cornerstone objectives." As of August 2005, all inspection findings were classified as having very low safety significance and all performance indicators show performance at a level requiring no additional oversight. Based on the plant's performance, only regularly scheduled inspections are planned through March 31, 2007.

The amount of spent nuclear fuel at Palisades exceeds the plant's temporary onsite wet storage pool capacity. We are using dry casks for temporary onsite dry storage to supplement the wet storage pool capacity. As of September 2005, we have loaded 22 dry casks with spent nuclear fuel.


                                     CMS-27

                                                          CMS Energy Corporation

Palisades' current license from the NRC expires in 2011. In March 2005, the NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. Certain parties are seeking to intervene and have requested a hearing on the application. The NRC has stated that it expects to take 22-30 months to review a license renewal application. We expect a decision from the NRC in 2007.

Palisades, like other nuclear plants, has experienced cracking in reactor head nozzle penetrations. Repairs to two nozzles were made in 2004. We have authorized the purchase of a replacement reactor vessel closure head. The replacement head is being manufactured and is scheduled to be installed in 2007.

For additional information on nuclear plant decommissioning at Big Rock and Palisades, see Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies - Nuclear Plant Decommissioning."

Spent nuclear fuel complaint: In March 2003, the Michigan Environmental Council, the Public Interest Research Group in Michigan, and the Michigan Consumer Federation filed a complaint with the MPSC, which was served on us by the MPSC in April 2003. The complaint asks the MPSC to initiate a generic investigation and contested case to review all facts and issues concerning costs associated with spent nuclear fuel storage and disposal. The complaint seeks a variety of relief with respect to Consumers, Detroit Edison, Indiana & Michigan Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Service Corporation. The complaint states that amounts collected from customers for spent nuclear fuel storage and disposal should be placed in an independent trust. The complaint also asks the MPSC to take additional actions. In May 2003, Consumers and other named utilities each filed motions to dismiss the complaint. In September 2005, the MPSC dismissed the complaint.

GAS UTILITY BUSINESS OUTLOOK

GROWTH: Over the next five years, we expect gas deliveries to be relatively flat. Actual gas deliveries in future periods may be affected by:

     -    fluctuations in weather patterns,

     -    use by independent power producers,

     -    competition in sales and delivery,

     -    changes in the gas commodity prices,

     -    Michigan economic conditions,

     -    the price of competing energy sources or fuels, and

     -    gas consumption per customer.

In February 2004, we filed an application with the MPSC for a Certificate of Public Convenience and Necessity to construct a 25-mile gas transmission pipeline in northern Oakland County. The project is necessary to meet estimated peak load beginning in the winter of 2005-2006. We started construction of Phase I of the pipeline in June 2005 and expect Phase I to be completed and in service by November 2005. We anticipate completion of Phase II of the project in 2008.

In October 2004, we filed an application with the MPSC for a Certificate of Public Convenience and Necessity to construct a 10.8-mile gas transmission pipeline in northwestern Wayne County. The project is necessary to meet the projected capacity demands beginning in the winter of 2007. In August 2005, the MPSC issued an order approving the application. Construction of the pipeline is expected to begin in spring of 2006.


                                     CMS-28

                                                          CMS Energy Corporation

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

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs for prudency in an annual reconciliation proceeding. For additional details on gas cost recovery, see Note 3, Contingencies, "Consumers' Gas Utility Rate Matters - Gas Cost Recovery."

2001 GAS DEPRECIATION CASE: In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which reaffirmed the previously ordered $34 million reduction in our depreciation expense. The October 2004 order also required us to undertake a study to determine why our removal costs are in excess of those of other regulated Michigan natural gas utilities and file a report with the MPSC Staff on or before December 31, 2005.

The MPSC has directed us to file our next gas depreciation case within 90 days after the latter of:

     -    the removal cost study filing, or

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

As part of this filing, we also requested interim rate relief of $75 million. The MPSC Staff and intervenors filed interim rate relief testimony on October 31, 2005. In its testimony, the MPSC Staff recommended granting interim rate relief of $38 million.

EMERGENCY RULES REGARDING BILLING PRACTICES: On October 18, 2005, the MPSC issued an order adopting emergency rules, effective November 1, 2005 through March 31, 2006, regarding billing practices for retail customers of electric and gas utilities subject to the MPSC's jurisdiction. The emergency rules are to address the expected substantial increase in heating costs this winter. The emergency rules address billing cycles, fees, deposits, shutoffs and collection of unpaid bills. We are analyzing the potential impact of these emergency rules.

OTHER CONSUMERS' OUTLOOK

COLLECTIVE BARGAINING AGREEMENTS: Approximately 46 percent of Consumers' employees are represented by the Utility Workers Union of America. The Union represents operating, maintenance, and construction employees and call center employees. The collective bargaining agreement with the Union for operating, maintenance, and construction employees expired on June 1, 2005 and the


                                     CMS-29

                                                          CMS Energy Corporation

collective bargaining agreement with the Union for call center employees expired on August l, 2005. In both cases, new 5-year agreements were reached with the Union and ratified by their membership.

ENTERPRISES OUTLOOK

We plan to continue restructuring our Enterprises business with the objective of narrowing the focus of our operations to primarily North America, South America, and the Middle East/North Africa. We will continue to sell designated assets and investments that are not consistent with this focus.

SENECA operates an electric utility on Margarita Island, Venezuela under a Concession Agreement with the Venezuelan Ministry of Energy and Mines, now the Ministry of Energy and Petroleum (MEP). The Concession Agreement provides for semi-annual customer tariff adjustments for the effects of inflation and foreign exchange variations. The last tariff adjustment occurred in December 2003. It was less than the amount required by the Concession Agreement and no tariff increases have been granted since then. In July 2003, the MEP approved a fuel subsidy for SENECA to offset partially the effects of its lower tariff revenues. The fuel subsidy expired on December 31, 2004. SENECA has sent several letters to the MEP indicating that the economic circumstances that required the implementation of the fuel subsidy persist. In the letters, SENECA has informed the MEP that, unless it objects, SENECA will continue to apply the fuel subsidy as a credit against a portion of its fuel bills from its fuel supplier, Deltaven, a governmental body regulated by the MEP. SENECA has not received any response to the letters from the MEP; therefore, SENECA is taking the fuel subsidy as a credit against billings from Deltaven. Deltaven has continued to deliver fuel without interruption. We are informed that the government is considering whether to grant financial relief to SENECA pursuant to its Concession Agreement obligations. The outcome is uncertain since all alternatives are still being explored. If timely financial relief is not approved, the liquidity of SENECA and the value of our investment in SENECA would be impacted adversely.

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


                                     CMS-30

                                                          CMS Energy Corporation

OTHER OUTLOOK

MCV IMPAIRMENT: As a result of the impairment of the MCV Facility, Consumers may be required to reduce the amount of equity investment included in its electric and gas rate cases. This could impact Consumers' requested annual revenue requirements. However, we cannot predict the amount, if any, of such reduction. For additional information on the impairment of the MCV Facility, see Note 2, Asset Impairment Charges and Sales.

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

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

FSP 109-2, ACCOUNTING AND DISCLOSURE GUIDANCE FOR THE FOREIGN EARNINGS REPATRIATION PROVISION WITHIN THE AMERICAN JOBS CREATION ACT OF 2004: The American Jobs Creation Act of 2004 creates a one-year opportunity to receive a tax benefit for U.S. corporations that reinvest dividends from controlled foreign corporations in the U.S. in a 12-month period (calendar year 2005 for CMS Energy). In September 2005, we decided on a plan to repatriate $33 million of foreign earnings during the remainder of 2005. Historically, we recorded deferred taxes on these earnings. Since this planned repatriation is expected to qualify for the tax benefit, we reversed $10 million of our deferred tax liability. This adjustment was recorded as a component of income from continuing operations in the third quarter of 2005.

We may repatriate additional amounts that may qualify for the repatriation tax benefit during the remainder of 2005. If successful, our current estimate is that additional amounts could range between $30 million and $180 million. The amount of additional repatriation remains uncertain because it is based on future foreign subsidiary operations, cash flows, financings, and repatriation limitations. This potential additional repatriation could reduce our recorded deferred tax liability by $9 million to $23 million. We expect to be in a position to finalize our assessment regarding any potential repatriation, which may be higher or lower, in the fourth quarter of 2005.

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


                                     CMS-31

                                                          CMS Energy Corporation

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


                                     CMS-32

                                                          CMS Energy Corporation

                      (This page intentionally left blank)


                                     CMS-33

                             CMS ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                  ------------------   -----------------
SEPTEMBER 30                                                        2005     2004        2005     2004
------------                                                       ------   ------      ------   ------
                                                                   In Millions, Except Per Share Amounts
OPERATING REVENUE                                                  $1,335   $1,063      $4,421   $3,910

EARNINGS FROM EQUITY METHOD INVESTEES                                  40       18          92       78

OPERATING EXPENSES
   Fuel for electric generation                                       215      215         570      577
   Fuel costs mark-to-market at MCV                                  (197)       -        (367)      (6)
   Purchased and interchange power                                    231      100         439      257
   Cost of gas sold                                                   242      142       1,415    1,166
   Other operating expenses                                           262      225         753      667
   Maintenance                                                         62       63         178      185
   Depreciation, depletion and amortization                           121      114         399      366
   General taxes                                                       59       64         200      200
   Asset impairment charges                                         1,184        -       1,184      125
                                                                   ------   ------      ------   ------
                                                                    2,179      923       4,771    3,537
                                                                   ------   ------      ------   ------

OPERATING INCOME (LOSS)                                              (804)     158        (258)     451

OTHER INCOME (DEDUCTIONS)
   Accretion expense                                                   (4)      (6)        (14)     (18)
   Gain on asset sales, net                                             -       46           5       49
   Interest and dividends                                              14        8          39       22
   Regulatory return on capital expenditures                           17       10          48       28
   Foreign currency losses, net                                         -       (1)         (4)      (7)
   Other income                                                        10        5          28       14
   Other expense                                                      (13)      (1)        (25)      (5)
                                                                   ------   ------      ------   ------
                                                                       24       61          77       83
                                                                   ------   ------      ------   ------

FIXED CHARGES
   Interest on long-term debt                                         117      124         360      380
   Interest on long-term debt - related parties                         7       15          23       44
   Other interest                                                       3        6          13       18
   Capitalized interest                                                (1)      (2)         (3)      (5)
   Preferred dividends of subsidiaries                                  1        2           3        4
                                                                   ------   ------      ------   ------
                                                                      127      145         396      441
                                                                   ------   ------      ------   ------

INCOME (LOSS) BEFORE MINORITY INTERESTS                              (907)      74        (577)      93

MINORITY INTERESTS                                                   (479)       5        (380)      17
                                                                   ------   ------      ------   ------
INCOME (LOSS) BEFORE INCOME TAXES                                    (428)      69        (197)      76

INCOME TAX (BENEFIT) EXPENSE                                         (165)      18        (116)       8
                                                                   ------   ------      ------   ------
INCOME (LOSS) FROM CONTINUING OPERATIONS                             (263)      51         (81)      68

GAIN FROM DISCONTINUED OPERATIONS, NET OF
   $4 AND $3 TAX EXPENSE IN 2004                                        -        8           -        6
                                                                   ------   ------      ------   ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING      (263)      59         (81)      74

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
   RETIREMENT BENEFITS, NET OF $1 TAX BENEFIT IN 2004                   -        -           -       (2)
                                                                   ------   ------      ------   ------

NET INCOME (LOSS)                                                    (263)      59         (81)      72
PREFERRED DIVIDENDS                                                     2        3           7        9
                                                                   ------   ------      ------   ------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                 $ (265)  $   56      $  (88)  $   63
                                                                   ======   ======      ======   ======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-34

                                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                                           ------------------   -----------------
SEPTEMBER 30                                                  2005     2004        2005     2004
------------                                                 ------   ------      ------   ------
                                                            In Millions, Except Per Share Amounts
CMS ENERGY

   NET INCOME (LOSS)
      Net Income (Loss) Available to Common Stockholders     $ (265)   $  56      $  (88)  $   63
                                                             ======    =====      ======   ======

   BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE
      Income (Loss) from Continuing Operations               $(1.21)   $0.30      $(0.42)  $ 0.36
      Gain from Discontinued Operations                           -     0.05           -     0.04
      Loss from Changes in Accounting                             -        -           -    (0.01)
                                                             ------    -----      ------   ------
      Net Income (Loss) Attributable to Common Stock         $(1.21)   $0.35      $(0.42)  $ 0.39
                                                             ======    =====      ======   ======

   DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE
      Income (Loss) from Continuing Operations               $(1.21)   $0.29      $(0.42)  $ 0.36
      Gain from Discontinued Operations                           -     0.05           -     0.03
      Loss from Changes in Accounting                             -        -           -    (0.01)
                                                             ------    -----      ------   ------
      Net Income (Loss) Attributable to Common Stock         $(1.21)   $0.34      $(0.42)  $ 0.38
                                                             ======    =====      ======   ======

   DIVIDENDS DECLARED PER COMMON SHARE                       $    -    $   -      $    -   $    -

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-35

                                                          CMS Energy Corporation

                      (This page intentionally left blank)


                                     CMS-36

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                       ---------------------
SEPTEMBER 30                                                             2005        2004
------------                                                           -------   -----------
                                                                                 In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $   (81)    $    72
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities
         Depreciation, depletion and amortization (includes nuclear
            decommissioning of $4 per period)                              399         366
         Regulatory return on capital expenditures                         (48)        (28)
         Minority interest                                                (380)         17
         Fuel costs mark-to-market at MCV                                 (367)         (6)
         Asset impairment charges                                        1,184         125
         Property tax, capital lease and other amortization                143         130
         Accretion expense                                                  14          18
         Distributions from related parties less than earnings             (21)        (57)
         Gain on the sale of assets                                         (5)        (49)
         Cumulative effect of accounting changes                             -           2
         Changes in other assets and liabilities:
            Decrease (increase) in accounts receivable and accrued
               revenues                                                    (18)         16
            Increase in inventories                                       (351)       (273)
            Increase in accounts payable                                   147          18
            Decrease in accrued expenses                                  (182)        (82)
            Increase in MCV gas supplier funds on deposit                  275          16
            Deferred income taxes and investment tax credit               (114)         61
            Decrease (increase) in other current and non-current
               assets                                                        -        (134)
            Increase (decrease) in other current and non-current
               liabilities                                                   9         (12)
                                                                       -------     -------
            Net cash provided by operating activities                  $   604     $   200

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures (excludes assets placed under capital lease)   $  (435)    $  (377)
   Investments in partnerships and unconsolidated subsidiaries               -         (70)
   Cost to retire property                                                 (57)        (53)
   Restricted cash                                                        (149)        118
   Investments in nuclear decommissioning trust funds                       (5)         (4)
   Proceeds from nuclear decommissioning trust funds                        31          35
   Proceeds from short-term investments                                    295       1,683
   Purchase of short-term investments                                     (186)     (1,944)
   Maturity of MCV restricted investment securities held-to-maturity       316         592
   Purchase of MCV restricted investment securities held-to-maturity      (267)       (592)
   Proceeds from sale of assets                                             59         215
   Other investing                                                          (1)          9
                                                                       -------     -------
            Net cash used in investing activities                      $  (399)    $  (388)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes, bonds, and other long-term debt                $ 1,086     $   839
   Issuance of common stock                                                289           -
   Retirement of bonds and other long-term debt                         (1,381)       (987)
   Payment of preferred stock dividends                                     (8)         (9)
   Payment of capital lease obligations                                    (26)        (41)
   Debt issuance costs and financing fees                                  (42)        (21)
                                                                       -------     -------
            Net cash used in financing activities                      $   (82)    $  (219)

EFFECT OF EXCHANGE RATES ON CASH                                             1           -

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   $   124     $  (407)

CASH AND CASH EQUIVALENTS FROM EFFECT OF REVISED FASB
   INTERPRETATION NO. 46 CONSOLIDATION                                       -         174

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             669         532
                                                                       -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   793     $   299
                                                                       =======     =======


                                     CMS-37

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30
                                                                         2005       DECEMBER 31
                                                                      (UNAUDITED)       2004
                                                                     ------------   -----------
                                                                                    In Millions
ASSETS
   PLANT AND PROPERTY (AT COST)
   Electric utility                                                     $ 8,129       $ 7,967
   Gas utility                                                            3,066         2,995
   Enterprises                                                            1,069         3,517
   Other                                                                     31            28
                                                                        -------       -------
                                                                         12,295        14,507
   Less accumulated depreciation, depletion and amortization              5,077         6,135
                                                                        -------       -------
                                                                          7,218         8,372
   Construction work-in-progress                                            501           370
                                                                        -------       -------
                                                                          7,719         8,742
                                                                        -------       -------
INVESTMENTS
   Enterprises                                                              677           729
   Other                                                                     13            23
                                                                        -------       -------
                                                                            690           752
                                                                        -------       -------
CURRENT ASSETS
   Cash and cash equivalents at cost, which approximates market             793           669
   Restricted cash                                                          196            56
   Short-term investments at cost, which approximates market                  -           109
   Accounts receivable, notes receivable and accrued revenue, less
      allowances of $33 and $38, respectively                               560           528
   Accounts receivable and notes receivable - related parties                82            53
   Inventories at average cost
      Gas in underground storage                                          1,173           856
      Materials and supplies                                                 89            90
      Generating plant fuel stock                                           118            84
   Price risk management assets                                             260            91
   Regulatory assets - postretirement benefits                               19            19
   Derivative instruments                                                   380            96
   Deferred property taxes                                                  116           167
   Prepayments and other                                                    154           181
                                                                        -------       -------
                                                                          3,940         2,999
                                                                        -------       -------
NON-CURRENT ASSETS
   Regulatory Assets
      Securitized costs                                                     571           604
      Additional minimum pension                                            466           372
      Postretirement benefits                                               122           139
      Capital expenditures return                                           201           141
      Abandoned Midland Project                                               9            10
      Other                                                                 461           411
   Price risk management assets                                             358           214
   Nuclear decommissioning trust funds                                      555           575
   Goodwill                                                                  30            23
   Notes receivable - related parties                                       199           217
   Notes receivable                                                         173           178
   Other                                                                    621           495
                                                                        -------       -------
                                                                          3,766         3,379
                                                                        -------       -------
TOTAL ASSETS                                                            $16,115       $15,872
                                                                        =======       =======


                                     CMS-38

STOCKHOLDERS' INVESTMENT AND LIABILITIES

                                                                   SEPTEMBER 30
                                                                       2005       DECEMBER 31
                                                                    (UNAUDITED)       2004
                                                                   ------------   -----------
                                                                                  In Millions
CAPITALIZATION
   Common stockholders' equity
      Common stock, authorized 350.0 shares; outstanding 220.0
         shares and 195.0 shares, respectively                       $     2        $     2
      Other paid-in capital                                            4,428          4,140
      Accumulated other comprehensive loss                              (297)          (336)
      Retained deficit                                                (1,822)        (1,734)
                                                                     -------        -------
                                                                       2,311          2,072

   Preferred stock of subsidiary                                          44             44
   Preferred stock                                                       261            261
   Long-term debt                                                      6,521          6,444
   Long-term debt - related parties                                      178            504
   Non-current portion of capital and finance lease obligations          299            315
                                                                     -------        -------
                                                                       9,614          9,640
                                                                     -------        -------
MINORITY INTERESTS                                                       396            733
                                                                     -------        -------
CURRENT LIABILITIES
   Current portion of long-term debt, capital and finance leases         312            296
   Current portion of long-term debt - related parties                   129            180
   Accounts payable                                                      530            391
   Accounts payable - related parties                                      1              1
   Accrued interest                                                      115            145
   Accrued taxes                                                         167            312
   Price risk management liabilities                                     237             90
   Current portion of gas supply contract obligations                     35             32
   Deferred income taxes                                                  48             19
   MCV gas supplier funds on deposit                                     295             20
   Other                                                                 299            269
                                                                     -------        -------
                                                                       2,168          1,755
                                                                     -------        -------
NON-CURRENT LIABILITIES
   Regulatory Liabilities
      Regulatory liabilities for cost of removal                       1,097          1,044
      Income taxes, net                                                  369            357
      Other regulatory liabilities                                       174            173
   Postretirement benefits                                               455            275
   Deferred income taxes                                                 538            671
   Deferred investment tax credit                                         75             79
   Asset retirement obligation                                           436            439
   Price risk management liabilities                                     363            213
   Gas supply contract obligations                                       151            176
   Other                                                                 279            317
                                                                     -------        -------
                                                                       3,937          3,744
                                                                     -------        -------
COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 6)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                       $16,115        $15,872
                                                                     =======        =======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-39

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              ------------------   ------------------
SEPTEMBER 30                                                    2005      2004       2005      2004
------------                                                  -------   -------    -------   --------
                                                                          In                    In
                                                                        Millions             Millions
COMMON STOCK
   At beginning and end of period                             $     2   $     2    $     2   $     2

OTHER PAID-IN CAPITAL
   At beginning of period                                       4,422     3,848      4,140     3,846
   Common stock repurchased                                        (1)        -         (1)        -
   Common stock reacquired                                          -        (4)         -        (5)
   Common stock issued                                              7         6        288         9
   Common stock reissued                                            -         -          1         -
                                                              -------   -------    -------   -------
      At end of period                                          4,428     3,850      4,428     3,850
                                                              -------   -------    -------   -------
 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Minimum Pension Liability
      At beginning of period                                      (26)        -        (17)        -
      Minimum pension liability adjustments (a)                     -        (1)        (9)       (1)
                                                              -------   -------    -------   -------
         At end of period                                         (26)       (1)       (26)       (1)
                                                              -------   -------    -------   -------
   Investments
      At beginning of period                                        8         8          9         8
      Unrealized gain (loss) on investments (a)                     1        (1)         -        (1)
                                                              -------   -------    -------   -------
         At end of period                                           9         7          9         7
                                                              -------   -------    -------   -------
   Derivative Instruments
      At beginning of period                                       (3)        6         (9)       (8)
      Unrealized gain on derivative instruments (a)                31         5         43        24
      Reclassification adjustments included in net income
         (loss) (a)                                                (1)       (1)        (7)       (6)
                                                              -------   -------    -------   -------
         At end of period                                          27        10         27        10
                                                              -------   -------    -------   -------
   Foreign Currency Translation
      At beginning of period                                     (312)     (327)      (319)     (419)
      Loy Yang sale                                                 -         -          -       110
      Other foreign currency translations (a)                       5         2         12       (16)
                                                              -------   -------    -------   -------
         At end of period                                        (307)     (325)      (307)     (325)
                                                              -------   -------    -------   -------
      At end of period                                           (297)     (309)      (297)     (309)
                                                              -------   -------    -------   -------

RETAINED DEFICIT
   At beginning of period                                      (1,557)   (1,837)    (1,734)   (1,844)
   Net income (loss) (a)                                         (263)       59        (81)       72
   Preferred stock dividends declared                              (2)       (3)        (7)       (9)
                                                              -------   -------    -------   -------
      At end of period                                         (1,822)   (1,781)    (1,822)   (1,781)
                                                              -------   -------    -------   -------
TOTAL COMMON STOCKHOLDERS' EQUITY                             $ 2,311   $ 1,762    $ 2,311   $ 1,762
                                                              =======   =======    =======   =======
(a) DISCLOSURE OF OTHER COMPREHENSIVE INCOME (LOSS):
   Minimum Pension Liability
      Minimum pension liability adjustments, net of tax
         benefit of $-, $(1), $(5) and $(1), respectively     $     -   $    (1)   $    (9)  $    (1)
   Investments
      Unrealized gain (loss) on investments, net of tax of
         $-, $-, $- and $-, respectively                            1        (1)         -        (1)
   Derivative Instruments
      Unrealized gain on derivative instruments, net of tax
         of $15, $7, $28 and $14, respectively                     31         5         43        24
      Reclassification adjustments included in net income,
         net of tax benefit of $(1), $-, $(7) and $(3),
         respectively                                              (1)       (1)        (7)       (6)
   Foreign currency translation, net                                5         2         12        94
   Net income (loss)                                             (263)       59        (81)       72
                                                              -------   -------    -------   -------
   Total Other Comprehensive Income (Loss)                    $  (227)  $    63    $   (42)  $   182
                                                              =======   =======    =======   =======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-40

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


                                     CMS-41

                                                          CMS Energy Corporation

a currency other than the functional currency, except those that are hedged, are included in determining net income.

Argentina: At September 30, 2005, the net foreign currency loss due to the unfavorable exchange rate of the Argentine peso recorded in the Foreign Currency Translation component of stockholders' equity using an exchange rate of 2.920 pesos per U.S. dollar was $263 million. This amount also reflects the effect of recording, at December 31, 2002, U.S. income taxes on temporary differences between the book and tax bases of foreign investments, including the foreign currency translation associated with our Argentine investments.

OTHER INCOME AND OTHER EXPENSE: The following tables show the components of Other income and Other expense:

                                                                         In Millions
                                              --------------------------------------
                                              Three Months Ended   Nine Months Ended
                                              ------------------   -----------------
September 30                                      2005   2004         2005   2004
------------                                      ----   ----         ----   ----
Other income
   Interest and dividends - related parties        $ 2    $ 2          $ 7    $ 4
   Electric restructuring return                     1      2            5      5
   Return on stranded and security
      costs                                          1      -            4      1
   Nitrogen oxide allowance sales                    1      -            2      -
   Investment sale gain                              -      1            -      2
   Reversal of contingent liability                  -      -            3      -
   All other                                         5      -            7      2
                                                   ---    ---          ---    ---
Total other income                                 $10    $ 5          $28    $14
                                                   ===    ===          ===    ===

                                                                         In Millions
                                              --------------------------------------
                                              Three Months Ended   Nine Months Ended
                                              ------------------   -----------------
September 30                                      2005   2004         2005   2004
------------                                      ----   ----         ----   ----
Other expense
   Investment write-down                          $  -   $ -          $ (1)  $ -
   Loss on reacquired and extinguished debt        (10)    -           (16)    -
   Plant maintenance shut-down                       -     -            (2)    -
   Civic and political expenditures                 (1)   (1)           (2)   (2)
   Loss on SERP investment                           -    (1)           (1)   (2)
   All other                                        (2)    1            (3)   (1)
                                                  ----   ---          ----   ---
Total other expense                               $(13)  $(1)         $(25)  $(5)
                                                  ====   ===          ====   ===

RECLASSIFICATIONS: Certain prior year amounts have been reclassified for comparative purposes. These reclassifications did not affect consolidated net income for the years presented.


                                     CMS-42

                                                          CMS Energy Corporation

2: ASSET IMPAIRMENT CHARGES AND SALES

ASSET IMPAIRMENT CHARGES

We evaluate potential impairments of our investments in long-lived assets, other than goodwill, based on various analyses, including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of the investment or asset exceeds its estimated undiscounted future cash flows, an impairment loss is recognized and the investment or asset is written down to its estimated fair value. In the third quarter of 2005, we recorded Asset impairment charges of $1.184 billion on our Consolidated Statements of Income. These charges reduced our third quarter 2005 net income by $385 million.

The MCV Partnership's costs of producing electricity are tied to the price of natural gas, but its revenues do not vary with changes in the price of natural gas. While the average forward price of natural gas has increased steadily from 2002 through the second quarter of 2005, it remained at a level that suggested the MCV Partnership's operating cash flow would be sufficient to provide for the recovery of its assets. However, unforeseen natural and economic events in the third quarter of 2005 caused a substantial upward spike in NYMEX forward natural gas prices for the years 2005 through 2010. Additionally, other independent natural gas long-term forward price forecasting organizations indicated their intention to raise their forecasts for the price of natural gas generally over the entire long-term forecast horizon beyond 2010. Our analysis and assessment of this new information suggests that forward natural gas prices for the period from 2006 through 2010 will average approximately $9 per mcf. This compares to the second quarter 2005 NYMEX-quoted average prices for the same forward period of approximately $7.50 per mcf. Further, this new information indicates that natural gas prices will average approximately $6.50 per mcf over the long term beyond 2010. As a result, the MCV Partnership reevaluated the economics of operating the MCV Facility and determined that an impairment analysis, considering revised forward natural gas price assumptions, was required. In its impairment analysis, the MCV Partnership determined the fair value of its fixed assets by discounting a set of probability-weighted streams of future operating cash flows at a 4.3 percent risk free interest rate. The carrying value of the MCV Partnership's fixed assets exceeded the estimated fair value by $1.159 billion. In the third quarter of 2005, the MCV Partnership recorded an impairment charge of $1.159 billion to recognize the reduction in fair value of the MCV Facility's fixed assets. As a result, our net income was reduced by $369 million after considering tax effects and minority interest. The MCV Partnership's fixed assets, which are included on our Consolidated Balance Sheets and reported under the Enterprises business segment, after reflecting the impairment charge, are valued at $219 million at September 30, 2005.

If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its financial obligations under the sale and leaseback transactions and other contracts.

Our 49 percent interest in the MCV Partnership is held through Consumers' wholly-owned subsidiary, CMS Midland. The severe adverse change in the anticipated economics of the MCV Partnership operations discussed within this Note also led to our decision to impair certain assets carried on the balance sheet of CMS Midland. These assets represented interest capitalized during the construction of the MCV Facility, which were being amortized over the life of the MCV Facility. In the third quarter of 2005, we recorded an impairment charge of $25 million ($16 million, net of tax) to reduce the carrying amount of these assets to zero.

In the first quarter of 2004, an impairment charge of $125 million ($81 million, net of tax) was recorded to recognize the reduction in fair value as a result of the sale of Loy Yang. The impairment included a cumulative net foreign currency translation loss of approximately $110 million. The sale of Loy Yang was completed in April 2004.


                                     CMS-43

                                                          CMS Energy Corporation

ASSET SALES

Gross cash proceeds received from the sale of assets totaled $59 million for the nine months ended September 30, 2005 and $215 million for the nine months ended September 30, 2004. The impacts of these sales are included in Gain on assets sales, net on our Consolidated Statements of Income.

For the nine months ended September 30, 2005, we sold the following assets:

                                                         In Millions
                                                  ------------------
                                                  Pretax   After-tax
Date sold   Business/Project                       Gain       Gain
---------   ----------------                      ------   ---------
February    GVK                                     $ 3       $ 2
April       Scudder Latin American Power Fund         2         1
April       Gas turbine and auxiliary equipment       -         -
                                                    ---       ---
            Total gain on asset sales               $ 5       $ 3
                                                    ===       ===

For the nine months ended September 30, 2004, we sold the following assets:

                                               In Millions
                                        ------------------
                                        Pretax   After-tax
Date sold   Business/Project             Gain       Gain
---------   ----------------            ------   ---------
February    Bluewater Pipeline            $ 1       $ 1
April       Loy Yang                        -         -
May         American Gas Index fund         1         1
August      Goldfields                     45        29
Various     Other                           2         1
                                          ---       ---
            Total gain on asset sales     $49       $32
                                          ===       ===

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


                                     CMS-44

                                                          CMS Energy Corporation

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

In December 2003, during the continuing review by the special litigation committee, CMS Energy was served with a derivative complaint filed by the shareholder on behalf of CMS Energy in the Circuit Court of Jackson County, Michigan in furtherance of his demands.

On July 7, 2005, CMS Energy filed with the court a Stipulation of Settlement that was signed by all parties as well as the special litigation committee. The judge entered the Final Order and Judgment on August 26, 2005. Pursuant to the terms of the settlement, on September 5, 2005, CMS Energy received $12 million from its insurance carriers under its directors and officers liability insurance program, $7 million of which will be used to pay any reasonable settlement, judgment or other costs associated with the securities class action lawsuits. CMS Energy may use the remaining $5 million to pay attorneys' fees and expenses arising out of the derivative proceeding.

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


                                     CMS-45

                                                          CMS Energy Corporation

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

BAY HARBOR: As part of the development of Bay Harbor by certain subsidiaries of CMS Energy, which went forward under an agreement with the MDEQ, a third party constructed a golf course over several abandoned cement kiln dust (CKD) piles, leftover from the former cement plant operation on the Bay Harbor site. Pursuant to the agreement with the MDEQ, CMS Energy constructed a water collection system to recover seep water from one of the CKD piles. In 2002, CMS Energy sold its interest in Bay Harbor, but retained its obligations under previous environmental indemnifications entered into at the inception of the project.

In September 2004, the MDEQ issued a notice of noncompliance (NON), after finding high pH-seep water in Lake Michigan adjacent to the property. The MDEQ also found higher than acceptable levels of heavy metals, including mercury, in the seep water.

In February 2005, the EPA executed an Administrative Order on Consent (AOC) to address problems at Bay Harbor, upon the consent of CMS Land Company, a subsidiary of Enterprises and CMS Capital, LLC, a subsidiary of CMS Energy. Under the AOC, CMS Energy is generally obligated, among other things, to: (i) engage in measures to restrict access to seep areas, install methods to interrupt the flow of seep water to Lake Michigan, and take other measures as may be required by the EPA under an approved "removal action work plan"; (ii) investigate and study the extent of hazardous substances at the site, evaluate alternatives to address a long-term remedy, and issue a report of the investigation and study; and (iii) within 120 days after EPA approval of the investigation report, enter into an enforceable agreement with the MDEQ to address a long-term remedy under certain criteria set forth in the AOC. The EPA approved a final removal action work plan in September 2005.

The EPA-approved removal action work plan provides for fencing of affected beach-front areas and the installation of an underground leachate collection system, among other elements. The EPA's approvals also specify that a backup "containment and isolation system," involving dams or barriers in the lake, could be required in certain areas, if the collection system is ineffective.

Several parties have issued demand letters to CMS Energy claiming breach of the indemnification provisions, making requests for payment of their expenses related to the NON, and/or claiming damages to property or personal injury with regard to the matter. Several landowners have threatened litigation in the event their demands are not met and owners of one parcel have filed a lawsuit in Emmet County Circuit Court against CMS Energy and several of its subsidiaries, as well as Bay Harbor Company LLC and David Johnson, one of the developers at Bay Harbor. CMS Energy responded to the indemnification claims by stating that it had not breached its indemnity obligations, it will comply with the indemnities, it has restarted the seep water collection facility and it has responded to the NON. CMS Energy has entered into


                                     CMS-46

                                                          CMS Energy Corporation

negotiations with several landowners at Bay Harbor for access as necessary to implement remediation measures, and will defend vigorously any property damage and personal injury claims or lawsuits.

CMS Energy recorded a liability for its obligations associated with this matter in the amount of $45 million in the fourth quarter of 2004. An adverse outcome of this matter could, depending on the size of any indemnification obligation or liability under environmental laws, have a potentially significant adverse effect on CMS Energy's financial condition and liquidity and could negatively impact CMS Energy's financial results. CMS Energy cannot predict the ultimate cost or outcome of this matter.

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

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.3 percent. As of September 2005, we have incurred $589 million in capital expenditures to comply with these regulations and anticipate that the remaining $226 million of capital expenditures will be made in 2005 through 2011. These expenditures include installing selective catalytic reduction technology at four of our coal-fired electric plants. In addition to modifying the coal-fired electric plants, we expect to utilize nitrogen oxide emissions allowances for years 2006 through 2008, of which 90 percent have been obtained. The cost of the allowances is estimated to average $5 million per year for 2006 through 2008. The estimated costs are based on the average cost of the purchased, allocated, and exchanged allowances. The need for allowances will decrease after 2006 with the installation of selective catalytic control technology. The cost of the allowances is accounted for as inventory. The allowance inventory is expensed as the coal-fired electric generating units emit nitrogen oxide.

The EPA recently adopted a Clean Air Interstate Rule that requires additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of sulfur dioxide by 71 percent and nitrogen oxides by 63 percent by 2015. The final rule will require that we run our Selective Catalytic Reduction units year-round beginning in 2009 and may require that we purchase additional nitrogen oxide allowances beginning in 2009. In addition to the selective catalytic reduction control technology installed to meet the Nitrogen Oxide State Implementation Plan, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers are to be installed by 2014 to meet the Phase I reduction requirements of the Clean Air Interstate Rule at a cost near that of the Nitrogen Oxide State Implementation Plan.

In May 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric power plants by 2010 and further reductions by 2018. While the industry has not reached a consensus on the technical methods for curtailing mercury emissions, our capital and


                                     CMS-47

                                                        CMS Energy Corporation

operating costs for mercury emissions reductions are expected to be significantly less than what is required for nitrogen oxide compliance.

In August 2005, the MDEQ filed a Motion to Intervene in a court challenge to certain aspects of EPA's Clean Air Mercury Rule, asserting that the rule is inadequate. The MDEQ has not indicated the direction that it will pursue to meet or exceed the EPA requirements through a state rulemaking. We are actively participating in dialog with the MDEQ regarding potential paths for controlling mercury emissions and meeting the EPA requirements. In October 2005, the EPA announced it would reconsider certain aspects of the Clean Air Mercury Rule. We cannot predict the outcome of this proceeding.

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

We are a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on past experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $9 million. At September 30, 2005, we have recorded a liability for the minimum amount of our estimated Superfund liability.

In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at the Ludington Pumped Storage facility. We removed and replaced part of the PCB material. We have proposed a plan to deal with the remaining materials and are awaiting a response from the EPA.

MCV Environmental Issue: On July 12, 2004, the MDEQ, Air Control Division, issued the MCV Partnership a Letter of Violation asserting that the MCV Facility violated its Air Use Permit to Install (PTI) by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format. The MCV Partnership has declared five of the six duct burners in the MCV Facility as unavailable for operational use (which reduces the generation capability of the MCV Facility by approximately 100 MW) and is assessing the duct burner issue and has begun other corrective action to address the MDEQ's assertions. The one available duct burner was tested in April 2005 and its emissions met permitted levels due to the unique configuration of that particular unit. The MCV Partnership disagrees with certain of the MDEQ's assertions. The MCV Partnership filed a response to address this MDEQ letter in July 2004. On December 13, 2004, the MDEQ informed the MCV Partnership that it was pursuing an escalated enforcement action against the MCV Partnership regarding the alleged violations of the MCV Facility's PTI. The MDEQ also stated that the alleged violations are deemed federally significant and, as such, placed the MCV Partnership on the EPA's High Priority Violators List (HPVL). The MDEQ and the MCV Partnership are pursuing voluntary settlement of this matter, which will satisfy state and federal requirements and remove the MCV Partnership from the HPVL. Any such settlement is likely to involve a fine, but at this time, the MDEQ has not stated what, if any, fine they will seek to impose. At this time, the MCV Partnership management cannot predict the financial impact or outcome of this issue.

                                     CMS-48

                                                          CMS Energy Corporation

On July 13, 2004, the MDEQ, Water Division, issued the MCV Facility a Notice Letter asserting the MCV Facility violated its National Pollutant Discharge Elimination System (NPDES) Permit by discharging heated process wastewater into the storm water system, failure to document inspections, and other minor infractions (alleged NPDES violations). In August 2004, the MCV Partnership filed a response to the MDEQ letter covering the remediation for each of the MDEQ's alleged violations. On October 17, 2005, the MDEQ, Water Bureau, issued the MCV Partnership a Compliance Inspection report, which listed several minor violations and concerns that needed to be addressed by the MCV Facility. This report was the result of an inspection of the MCV Facility in September 2005, which was conducted for compliance and review of the Storm Water Pollution Prevention Plans (SWPPP). All items have been addressed or corrected and the MCV Partnership has committed to updating its SWPPP by December 1, 2005. The MCV Partnership management believes that once it files its updated SWPPP it will have resolved all issues associated with the Notice Letter and Compliance Inspection and does not expect any further MDEQ action on these matters.

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

The eight plaintiff qualifying facilities have appealed the dismissal of the circuit court case to the Michigan Court of Appeals. The qualifying facilities have also appealed the February 2005 MPSC order in the 2004 PSCR plan case to the Michigan Court of Appeals, and have initiated separate legal actions in federal district court and at the FERC concerning the energy charge calculation issue. In June 2005, the FERC issued a notice of intent not to act on this issue. In October 2005, the federal district court dismissed the case. We cannot predict the outcome of the remaining appeals.

CONSUMERS' ELECTRIC UTILITY RESTRUCTURING MATTERS

ELECTRIC ROA: We cannot predict the total amount of electric supply load that may be lost to alternative electric suppliers. As of October 2005, alternative electric suppliers are providing 754 MW of generation service to ROA customers. This amount represents a decrease of 14 percent compared to October 2004, and 10 percent of our total distribution load.

ELECTRIC RESTRUCTURING PROCEEDINGS: Below is a discussion of our electric restructuring proceedings.

The following chart summarizes our electric restructuring filings with the MPSC:

                  Year(s)      Years        Requested
Proceeding         Filed      Covered         Amount                        Status
----------        -------     -------       ---------                       ------
Stranded Costs   2002-2004   2000-2003   $137 million(a)  The MPSC ruled that we experienced zero
                                                          Stranded Costs for 2000 through 2001. The
                                                          MPSC approved recovery of $63 million in
                                                          Stranded Costs for 2002 through 2003, plus
                                                          the cost of money through the period of
                                                          collection.

Implementation   1999-2004   1997-2003   $91 million(b)   The MPSC allowed $68 million for the years
Costs                                                     1997-2001, plus the cost of money through
                                                          the period of collection. The MPSC allowed
                                                          $6 million for the years 2002-2003, plus
                                                          the cost of money through the period of
                                                          collection.

Section 10d(4)   2004        2000-2005   $628 million     Application filed with the MPSC in October
Regulatory                                                2004.
Assets


                                     CMS-49

                                                          CMS Energy Corporation

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

As allowed by the Customer Choice Act, we accrue and defer for recovery a portion of our Section 10d(4) Regulatory Assets. In March 2005, the MPSC Staff filed testimony recommending the MPSC approve recovery of approximately $323 million in Section 10d(4) costs, which includes the cost of money through the period of collection. In June 2005, the ALJ issued a proposal for decision recommending that the MPSC approve recovery of the same Section 10d(4) costs recommended by the MPSC Staff. However, we may have the opportunity to recover certain costs included in our application alternatively in other cases pending before the MPSC. We cannot predict the amount, if any, the MPSC will approve as recoverable. At September 30, 2005, total recorded Section 10d(4) Regulatory Assets were $201 million.

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

In June 2005, the MPSC Staff filed its position in this case, recommending a base rate increase of $98 million. The MPSC Staff also recommended an 11.25 percent return on equity to establish rates and recognized all of our projected equity investment (infusions and retained earnings) in 2006. In August 2005, we revised our request for an annual increase in revenues to approximately $197 million, and the MPSC Staff revised its recommendation to $100 million. In October 2005, the ALJ issued a proposal for decision recommending a base rate increase of $112 million and an 11.25 percent authorized return on equity. We expect a final order from the MPSC in late 2005. If approved as requested, the rate increase


                                     CMS-50

                                                          CMS Energy Corporation

would go into effect in January 2006 and would apply to all retail electric customers. We cannot predict the amount or timing of the rate increase, if any, which the MPSC will approve.

POWER SUPPLY COSTS: To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2006 through 2007. As a result, we have recognized an asset of $6 million for unexpired capacity and energy contracts at September 30, 2005. As of October 2005, we expect the total premium cost of electric capacity and energy contracts for 2005 to be approximately $8 million.

PSCR: The PSCR process is designed to allow recovery of all reasonable and prudent power supply costs that we actually incur. In June 2005, the MPSC issued an order that approves our 2005 PSCR plan. The 2005 PSCR charge allows us to recover a portion of our power supply costs from commercial and industrial customers and, subject to the overall rate caps, from other customers. The revenues from the PSCR charges are subject to reconciliation after review of actual costs for reasonableness and prudence. In March 2005, we submitted our 2004 PSCR reconciliation filing to the MPSC. In September 2005, we submitted our 2006 PSCR plan filing to the MPSC. Unless we receive an order from the MPSC, we expect to self-implement this proposed 2006 PSCR charge in January 2006. We cannot predict the outcome of these PSCR proceedings.

OTHER CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

THE MIDLAND COGENERATION VENTURE: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. We hold a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility.

In 2004, we consolidated the MCV Partnership and the FMLP into our consolidated financial statements in accordance with Revised FASB Interpretation No. 46. For additional details, see Note 9, Consolidation of Variable Interest Entities.

The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. We expense all cash underrecoveries directly to income. We estimate cash underrecoveries of capacity and fixed energy payments as follows:

                                        In Millions
                                 ------------------
                                 2005   2006   2007
                                 ----   ----   ----
Estimated cash underrecoveries    $56    $55    $39

Of the 2005 estimate, we expensed $43 million during the nine months ended September 30, 2005.

After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amount that we collect from our customers. The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the financial performance of the MCV Partnership.

Further, under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Natural gas prices have


                                     CMS-51

                                                          CMS Energy Corporation

increased substantially in recent years and throughout 2005. In the third quarter of 2005, the MCV Partnership reevaluated the economics of operating the MCV Facility and determined that an impairment was required. We are evaluating various alternatives in order to develop a new long-term strategy with respect to the MCV Facility. For additional details on the impairment of the MCV Facility, see Note 2, Asset Impairment Charges and Sales.

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

MCV PARTNERSHIP PROPERTY TAXES: In January 2004, the Michigan Tax Tribunal issued its decision in the MCV Partnership's tax appeal against the City of Midland for tax years 1997 through 2000. The City of Midland appealed the decision to the Michigan Court of Appeals, and the MCV Partnership filed a cross-appeal at the Michigan Court of Appeals. The MCV Partnership also has a pending case with the Michigan Tax Tribunal for tax years 2001 through 2005. The MCV Partnership estimates that the 1997 through 2005 tax year cases will result in a refund to the MCV Partnership of approximately $83 million, inclusive of interest, if the decision of the Michigan Tax Tribunal is upheld. The MCV Partnership cannot predict the outcome of these proceedings; therefore, this anticipated refund has not been recognized in earnings.

NUCLEAR PLANT DECOMMISSIONING: Decommissioning-funding practices approved by the MPSC require us to file a report on the adequacy of funds for decommissioning at three-year intervals. We prepared and filed updated cost estimates for Big Rock and Palisades on March 31, 2004. Excluding additional costs for spent nuclear fuel storage, due to the DOE's failure to accept this spent nuclear fuel on schedule, these reports show a decommissioning cost of $361 million for Big Rock and $868 million for Palisades. Since Big Rock is currently in the process of decommissioning, this estimated cost includes historical expenditures in nominal dollars and future costs in 2003 dollars, with all Palisades costs given in 2003 dollars. Recently updated cost projections for Big Rock indicate an anticipated decommissioning cost of $394 million in 2005 dollars.

Big Rock: In December 2000, funding of the Big Rock trust fund stopped because the MPSC-authorized decommissioning surcharge collection period expired. Excluding the additional nuclear fuel storage costs


                                     CMS-52

                                                          CMS Energy Corporation

due to the DOE's failure to accept spent fuel on schedule, we are currently projecting that the level of funds provided by the trust for Big Rock will fall short of the amount needed to complete the decommissioning by $57 million. At this time, we plan to provide the additional amounts needed from our corporate funds and, subsequent to the completion in 2007 of radiological decommissioning work, seek recovery of such expenditures at the MPSC. We cannot predict how the MPSC will rule on our request.

Palisades: Excluding additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we concluded, based on the costs estimates filed in March 2004, that the existing surcharge for Palisades needed to be increased to $25 million annually, beginning January 1, 2006, and continuing through 2011, our current license expiration date. In June 2004, we filed an application with the MPSC seeking approval to increase the surcharge for recovery of decommissioning costs related to Palisades beginning in 2006. In September 2004, we announced that we would seek a 20-year license renewal for Palisades. In January 2005, we filed a settlement agreement with the MPSC that was agreed to by four of the six parties involved in the proceeding. The settlement agreement provides for the continuation of the existing $6 million annual decommissioning surcharge through 2011 and for the next periodic review to be filed in March 2007. In September 2005, the MPSC approved the contested settlement. Amounts collected from electric retail customers and deposited in trusts, including trust earnings, are credited to a regulatory liability and asset retirement obligation.

In March 2005, the NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. Certain parties are seeking to intervene and have requested a hearing on the application. The NRC has stated that it expects to take 22-30 months to review a license renewal application. We expect a decision from the NRC in 2007. At this time, we cannot determine what impact this will have on decommissioning costs or the adequacy of funding.

NUCLEAR MATTERS: Nuclear Fuel Cost: We amortize nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. For nuclear fuel used after April 6, 1983, we charge certain disposal costs to nuclear fuel expense, recover these costs through electric rates, and remit them to the DOE quarterly. We elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At September 30, 2005, we have recorded a liability to the DOE of $144 million, including interest, which is payable prior to the first delivery of spent nuclear fuel to the DOE. The amount of this liability, excluding a portion of interest, was recovered through electric rates.

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


                                     CMS-53

                                                          CMS Energy Corporation

In July 2002, Congress approved and the President signed a bill designating the site at Yucca Mountain, Nevada, for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. We expect that the DOE, in due course, will submit a final license application to the NRC for the repository. The application and review process is estimated to take several years.

Insurance: We maintain nuclear insurance coverage on our nuclear plants. At Palisades, we maintain nuclear property insurance from NEIL totaling $2.750 billion and insurance that would partially cover the cost of replacement power during certain prolonged accidental outages. Because NEIL is a mutual insurance company, we could be subject to assessments of up to $28 million in any policy year if insured losses in excess of NEIL's maximum policyholders surplus occur at our, or any other member's, nuclear facility. NEIL's policies include coverage for acts of terrorism.

At Palisades, we maintain nuclear liability insurance for third-party bodily injury and off-site property damage resulting from a nuclear energy hazard for up to approximately $10.761 billion, the maximum insurance liability limits established by the Price-Anderson Act. The United States Congress enacted the Price-Anderson Act to provide financial liability protection for those parties who may be liable for a nuclear accident or incident. Part of the Price-Anderson Act's financial protection is a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed if a nuclear incident occurs at any nuclear generating facility. The maximum assessment against us could be $101 million per occurrence, limited to maximum annual installment payments of $15 million.

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

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In 2003, we estimated our remaining costs to be between $37 million and $90 million, based on 2003 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through insurance proceeds and MPSC-approved rates. Since 2003, we have spent $14 million on remediation activities related to the 23 sites. At September 30, 2005, we have a liability of $34 million, net of $48 million of expenditures incurred to date, and a regulatory asset of $62 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs.


                                     CMS-54

                                                          CMS Energy Corporation

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

Gas Cost Recovery Reconciliation

                                           Net Over-
GCR Year    Date Filed    Order Date     recovery (a)            Status
---------   ----------   -------------   ------------   ------------------------
2003-2004    June 2004   February 2005    $31 million   The net overrecovery
                                                        includes $1 million and
                                                        $5 million GCR net
                                                        overrecoveries from
                                                        prior GCR years and
                                                        interest accrued through
                                                        March 2004.

2004-2005    June 2005   Pending          $2 million

(a) Net overrecoveries include refunds that we received from our suppliers, which are required to be refunded to our customers.

GCR plan for year 2005-2006: In December 2004, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2005 through March 2006. Our request proposed using a GCR factor consisting of:

     -    a base GCR factor of $6.98 per mcf, plus

     - a quarterly GCR ceiling price adjustment contingent upon future events.

The GCR factor can be adjusted monthly, provided it remains at or below the current ceiling price. The quarterly adjustment mechanism allows an increase in the GCR ceiling price to reflect a portion of cost increases if the average NYMEX price for a specified period is greater than that used in calculating the base GCR factor. The current ceiling price for 2005 is $8.73 per mcf. Actual gas costs and revenues will be subject to an annual reconciliation proceeding.

In June 2005, four of the five parties filed a settlement agreement; the fifth party filed a statement of non-objection. The settlement agreement includes a GCR ceiling price adjustment contingent upon future events.

In September 2005, we filed a motion with the MPSC seeking to reopen our GCR plan for year 2005-2006. Since the settlement agreement entered into in June 2005, there have been substantial, unanticipated increases in the market price for natural gas. These increases have been so large that the maximum adjustments possible under the GCR ceiling price adjustment mechanisms included in the settlement agreement are not adequate. Unless the maximum allowable GCR factor is increased, we will experience a substantial GCR underrecovery for the 2005-2006 GCR year. In our filing, we have requested the MPSC to:

     -    increase the base GCR factor from $6.98 to $9.11 per mcf, and

     - revise the GCR ceiling price adjustment mechanism increasing the maximum GCR factor from $8.73 per mcf to $11.21 per mcf.

We are requesting the increase in the maximum allowable GCR factor be effective as soon as possible but not later than January 1, 2006.


                                     CMS-55

                                                          CMS Energy Corporation

On October 6, 2005, the MPSC issued an order reopening evidentiary proceedings. The MPSC established an expedited contested case proceeding. The MPSC Staff and intervenors filed testimony and exhibits on October 17, 2005; rebuttal testimony occurred October 24, 2005. The case is scheduled to be submitted directly to the Commission without the necessity of the preparation of the ALJ's proposal for decision on November 21, 2005.

2001 GAS DEPRECIATION CASE: In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which reaffirmed the previously ordered $34 million reduction in our depreciation expense. The October 2004 order also required us to undertake a study to determine why our removal costs are in excess of those of other regulated Michigan natural gas utilities and file a report with the MPSC Staff on or before December 31, 2005.

The MPSC has directed us to file our next gas depreciation case within 90 days after the latter of:

     -    the removal cost study filing, or

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

As part of this filing, we also requested interim rate relief of $75 million. The MPSC Staff and intervenors filed interim rate relief testimony on October 31, 2005. In its testimony, the MPSC Staff recommended granting interim rate relief of $38 million.

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

DEARBORN INDUSTRIAL GENERATION: In October 2001, Duke/Fluor Daniel (DFD) presented DIG with a change order to their construction contract and filed an action in Michigan state court claiming damages in


                                     CMS-56

                                                          CMS Energy Corporation

the amount of $110 million, plus interest and costs, which DFD states represents the cumulative amount owed by DIG for delays DFD believes DIG caused and for prior change orders that DIG previously rejected. DFD also filed a construction lien for the $110 million. DIG, in addition to drawing down on three letters of credit totaling $30 million that it obtained from DFD, filed an arbitration claim against DFD asserting in excess of an additional $75 million in claims against DFD. The judge in the Michigan state court case entered an order staying DFD's prosecution of its claims in the court case and permitting the arbitration to proceed. The arbitration hearing began October 10, 2005 and is scheduled to continue through mid-2006. DIG will continue to defend itself vigorously and pursue its claims. CMS Energy cannot predict the outcome of this matter.

FORMER CMS OIL AND GAS OPERATIONS: A Michigan trial judge granted Star Energy, Inc. and White Pine Enterprises, LLC a declaratory judgment in an action filed in 1999 that claimed Terra Energy Ltd., a former CMS Oil and Gas subsidiary, violated an oil and gas lease and other arrangements by failing to drill wells it had committed to drill. A jury then awarded the plaintiffs a $7.6 million award. Terra appealed this matter to the Michigan Court of Appeals. The Michigan Court of Appeals reversed the trial court judgment with respect to the appropriate measure of damages and remanded the case for a new trial on damages. The trial judge reinstated the judgment against Terra and awarded Terra title to the minerals. Terra appealed this judgment. The court of appeals heard arguments on May 19, 2005 and issued an opinion on May 26, 2005 remanding the case to the trial court for a new trial on damages. The plaintiffs filed an application for leave to appeal with the Michigan Supreme Court. Enterprises has an indemnity obligation with regard to losses to Terra that might result from this litigation.

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

The Argentine commercial court granted injunctive relief to CMS Ensenada pursuant to an ex parte action, and such relief will remain in effect until completion of arbitration on the matter, to be administered by the International Chamber of Commerce. The arbitration hearing was held in July 2005 and a decision from the arbitration panel is expected by year-end.

IRS RULING: On August 2, 2005, the IRS issued Revenue Ruling 2005-53 and regulations to provide guidance with respect to the use of the "simplified service cost" method of tax accounting. We use this tax accounting method, generally allowed by the IRS under section 263A of the Internal Revenue Code, with respect to the allocation of certain corporate overheads to the tax basis of self-constructed utility assets. Under the IRS guidance, significant issues with respect to the application of this method remain unresolved. Accordingly, we cannot predict the impact of this ruling on future earnings, cash flows, or our present NOL carryforwards.

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


                                     CMS-57

                                                          CMS Energy Corporation

We have accrued estimated losses for certain contingencies discussed within this Note. Resolution of these contingencies is not expected to have a material adverse impact on our financial position, liquidity, or future results of operations.


                                     CMS-58

                                                          CMS Energy Corporation

4: FINANCINGS AND CAPITALIZATION

Long-term debt is summarized as follows:

                                                                    In Millions
                                         --------------------------------------
                                         September 30, 2005   December 31, 2004
                                         ------------------   -----------------
CMS ENERGY CORPORATION
   Senior notes                                $2,222               $2,175
   Other long-term debt                             3                  225
                                               ------               ------
      Total - CMS Energy Corporation            2,225                2,400
                                               ------               ------
CONSUMERS ENERGY COMPANY
   First mortgage bonds                         3,175                2,300
   Senior notes, bank debt and other              850                1,436
   Securitization bonds                           378                  398
                                               ------               ------
      Total - Consumers Energy Company          4,403                4,134
                                               ------               ------
OTHER SUBSIDIARIES                                199                  208
                                               ------               ------
TOTAL PRINCIPAL AMOUNTS OUTSTANDING             6,827                6,742
   Current amounts                               (286)                (267)
   Net unamortized discount                       (20)                 (31)
                                               ------               ------
Total Long-term debt                           $6,521               $6,444
                                               ======               ======

FINANCINGS: The following is a summary of significant long-term debt issuances and retirements during the nine months ended September 30, 2005:

                                        Principal     Interest Rate   Issue/Retirement
                                      (In millions)        (%)              Date            Maturity Date
                                      -------------   -------------   ----------------     --------------
DEBT ISSUANCES:
  CMS ENERGY
  Senior notes                            $  150           6.30         January 2005        February 2012
  CONSUMERS
   FMB                                       250           5.15         January 2005        February 2017
   FMB                                       300           5.65          March 2005          April 2020
   FMB insured quarterly notes               150           5.65          April 2005          April 2035
   LORB                                       35         Variable        April 2005          April 2035
   FMB                                       175           5.80          August 2005       September 2035
                                          ------
      TOTAL                               $1,060
                                          ======

DEBT RETIREMENTS:
   CMS ENERGY
   General term notes                     $  220         Various         January and           Various
                                                                        February 2005
   Senior notes                              103          9.875         July through        October 2007
                                                                       September 2005
   CONSUMERS
   Long-term bank debt                        60         Variable       January 2005        November 2006
   Long-term debt - related parties          180           9.25         January 2005        December 2029
   Long-term debt - related parties           73           8.36         February 2005       December 2015
   Long-term debt - related parties          124           8.20         February 2005      September 2027
   Senior notes                              332           6.25       April and May 2005   September 2006
   Senior insured quarterly notes            141           6.50           May 2005          October 2028
                                          ------
      TOTAL                               $1,233
                                          ======


                                     CMS-59

                                                          CMS Energy Corporation

By the end of the first quarter of 2006, Consumers will extinguish through a defeasance $129 million of 9 percent notes. These notes are classified on the balance sheet as Current portion of long-term debt - related parties.

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

Combined with remaining availability from previously issued FERC authorizations, Consumers can now issue up to:

     - $876 million of long-term securities for refinancing or refunding purposes,

     - $1.159 billion of long-term securities for general corporate purposes, and

     - $1.935 billion of long-term FMB to be issued solely as collateral for other long-term securities.

FMB Indenture Limitations: Irrespective of Consumers' existing FERC authorization, their ability to issue FMB as primary obligations or as collateral for financing is governed by certain provisions of their indenture dated September 1, 1945 and its subsequent supplements. Due to the adverse impact of the MCV Partnership asset impairment charge recorded in September 2005 on the net earnings coverage test in one of the governing bond-issuance provisions of the indenture, Consumers expects their ability to issue additional FMB will be limited to $298 million for 12 months, ending September 30, 2006. Beyond 12 months, Consumers' ability to issue FMB in excess of $298 million is based on achieving a two-times FMB interest coverage rate.

REVOLVING CREDIT FACILITIES: The following secured revolving credit facilities with banks are available at September 30, 2005:

                                                                                                    In Millions
    -----------------------------------------------------------------------------------------------------------
                                                                              Outstanding
    Company       Expiration Date   Amount of Facility   Amount Borrowed   Letters-of-Credit   Amount Available
    -------       ---------------   ------------------   ---------------   -----------------   ----------------
CMS ENERGY          May 18, 2010          $300                 $ -                $98                $202
CONSUMERS           May 18, 2010           500                   -                 31                 469
MCV PARTNERSHIP   August 26, 2006           50                   -                  3                  47

CMS Energy and Consumers amended their credit facilities in May 2005. The amendments extended the terms of the agreements to 2010, reduced certain fees and interest margins, and reduced CMS Energy's restriction on payment of common stock dividends.

CAPITAL AND FINANCE LEASE OBLIGATIONS: Our capital leases are comprised mainly of leased service vehicles and office furniture. At September 30, 2005, capital lease obligations totaled $52 million. In order to obtain permanent financing for the MCV Facility, the MCV Partnership entered into a sale and lease back agreement with a lessor group, which includes the FMLP, for substantially all of the MCV Partnership's fixed assets. In accordance with SFAS No. 98, the MCV Partnership accounted for the transaction as a financing arrangement. At September 30, 2005, finance lease obligations totaled $273 million, which represents the third-party portion of the MCV Partnership's finance lease obligation.


                                     CMS-60

                                                          CMS Energy Corporation

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, we currently sell certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. The special purpose entity sold $100 million of receivables as of September 30, 2005 and $304 million of receivables as of December 31, 2004. Consumers continues to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against our other assets for failure of a debtor to pay when due and no right to any receivables not sold. Consumers has neither recorded a gain or loss on the receivables sold nor retained interest in the receivables sold.

Certain cash flows under our accounts receivable sales program are shown in the following table:

                                                                 In Millions
                                                             ---------------
Nine months ended September 30                                2005     2004
------------------------------                               ------   ------
Net cash flow as a result of accounts receivable financing   $ (204)  $ (247)
Collections from customers                                   $3,782   $3,542

DIVIDEND RESTRICTIONS: Our amended and restated $300 million secured revolving credit facility restricts payments of dividends on our common stock during a 12-month period to $150 million, dependent on the aggregate amounts of unrestricted cash and unused commitments under the facility.

Under the provisions of its articles of incorporation, at September 30, 2005, Consumers had $163 million of unrestricted retained earnings available to pay common stock dividends. Covenants in Consumers' debt facilities cap common stock dividend payments at $300 million in a calendar year. For the nine months ended September 30, 2005, we received $207 million of common stock dividends from Consumers.

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: The Interpretation requires the guarantor, upon issuance of a guarantee, to recognize a liability for the fair value of the obligation it undertakes in issuing the guarantee. The initial recognition and measurement provision of this Interpretation does not apply to some guarantee contracts, such as product warranties, derivatives, or guarantees between corporations under common control, although disclosure of these guarantees is required.

The following table describes our guarantees at September 30, 2005:

                                                                                            In Millions
                                           ------------------------------------------------------------
                                             Issue    Expiration     Maximum    Carrying     Recourse
Guarantee description                        Date        Date      Obligation    Amount    provision(b)
---------------------                      --------   ----------   ----------   --------   ------------
Indemnifications from asset sales and
   other agreements(a)                     Various     Various       $1,147        $ 1          $ -
Standby letters of credit                  Various     Various           64          -            -
Surety bonds and other indemnifications    Various     Various           25          -            -
Other guarantees                           Various     Various          258          -            -
Subsidiary guarantee of parent debt        May 2005    May 2010          99          -            -
Nuclear insurance retrospective premiums   Various     Various          135          -            -

(a) The majority of this amount arises from routine provisions in stock and asset sales agreements under which we indemnify the purchaser for losses resulting from events such as failure of title to the assets or stock sold by us to the purchaser. We believe the likelihood of a loss for any remaining indemnifications to be remote.


                                     CMS-61

                                                          CMS Energy Corporation

(b) Recourse provision indicates the approximate recovery from third parties including assets held as collateral.

The following table provides additional information regarding our guarantees:

Guarantee Description             How Guarantee Arose                Events That Would Require Performance
-------------------------------   --------------------------------   -----------------------------------------------
Indemnifications from asset       Stock and asset sales agreements   Findings of misrepresentation, breach of
sales and other agreements                                           warranties, and other specific events or
                                                                     circumstances

Standby letters of credit         Normal operations of coal power    Noncompliance with environmental regulations
                                  plants                             and inadequate response to demands for
                                                                     corrective action
                                  Natural gas transportation         Nonperformance
                                  Self-insurance requirement         Nonperformance
                                  Nuclear plant closure              Nonperformance

Surety bonds and other            Normal operating activity,         Nonperformance
indemnifications                  permits and license

Other guarantees                  Normal operating activity          Nonperformance or non-payment by a subsidiary
                                                                     under a related contract

Subsidiary guarantee of parent    Loan agreement                     Non-payment by CMS Energy and CMS Enterprises
debt                                                                 of obligations under the loan agreement

Nuclear insurance retrospective   Normal operations of nuclear       Call by NEIL and Price-Anderson Act for nuclear
premiums                          plants                             incident

In the ordinary course of business, we enter into agreements containing tax and other indemnification provisions in connection with a variety of transactions including transactions for the sale of subsidiaries and assets, equipment leasing, and financing agreements. While we cannot estimate our maximum exposure under these indemnities, we consider the probability of liability remote.

We have guaranteed payment of obligations through indemnities, surety bonds and other guarantees of unconsolidated affiliates and related parties of $446 million at September 30, 2005. Expiration dates vary from December 2005 to September 2027 or terminate upon payment or cancellation of the obligation. We monitor these obligations and believe it is unlikely that we would be required to perform or otherwise incur any material losses associated with the above obligations.

We enter into various project-financing security arrangements such as equity pledge agreements and share mortgage agreements to provide financial or performance assurance to third parties on behalf of certain unconsolidated affiliates. Expiration dates for these agreements vary from March 2015 to June 2020 or terminate upon payment or cancellation of the obligation. Non-payment or other act of default by an unconsolidated affiliate would trigger enforcement of the security. If we were required to perform under these agreements, the maximum amount of our obligation under these agreements would be equal to the value of the shares relinquished to the guaranteed party at the time of default.


                                     CMS-62

                                                          CMS Energy Corporation

CONTINGENTLY CONVERTIBLE SECURITIES: In September 2005, the $11.87 per share trigger price contingency was met for our $250 million 4.50 percent contingently convertible preferred stock and the $12.81 per share trigger price contingency was met for our $150 million 3.375 percent contingently convertible senior notes. The contingency was met since the price of our common stock remained at or above the applicable trigger price for 20 of 30 consecutive trading days ended on the last trading day of the calendar quarter. As a result, these securities are convertible at the option of the security holders, with the principal or par amount payable in cash, for the three months ended December 31, 2005. Once the 3.375 percent contingently convertible senior notes became convertible, which occurred first in June 2005, they held the characteristics of a current liability. Therefore, in June 2005, we reclassified the 3.375 percent contingently convertible senior notes from Long-term debt to Current portion of long-term debt, where they will remain during the period that they are outstanding and convertible. As of October 2005, none of the security holders have notified us of their intention to convert these securities.

5: EARNINGS PER SHARE

The following tables present the basic and diluted earnings per share computations:

                                                      In Millions, Except Per Share Amounts
                                                      -------------------------------------
Three Months Ended September 30                                   2005     2004
-------------------------------                                  ------   ------
EARNINGS AVAILABLE TO COMMON STOCK
   Income (Loss) From Continuing Operations                      $ (263)  $   51
   Less Preferred Dividends                                          (2)      (3)
                                                                 ------   ------
   Income (Loss) From Continuing Operations
      Available to Common Stock - Basic and Diluted              $ (265)  $   48
                                                                 ======   ======
AVERAGE COMMON SHARES OUTSTANDING
   APPLICABLE TO BASIC AND DILUTED EPS
   Average Shares - Basic                                         219.6    161.5
   Add Dilutive Impact of Contingently
      Convertible Securities                                          -      3.0
   Add Dilutive Stock Options and Warrants                            -      0.5
                                                                 ------   ------
   Average Shares - Diluted                                       219.6    165.0
                                                                 ======   ======
EARNINGS (LOSS) PER AVERAGE COMMON SHARE
   AVAILABLE TO COMMON STOCK
        Basic                                                    $(1.21)  $ 0.30
        Diluted                                                  $(1.21)  $ 0.29
                                                                 ======   ======


                                     CMS-63

                                                          CMS Energy Corporation

                                                      In Millions, Except Per Share Amounts
                                                      -------------------------------------
Nine Months Ended September 30                                    2005     2004
------------------------------                                   ------   ------
EARNINGS AVAILABLE TO COMMON STOCK
   Income (Loss) From Continuing Operations                      $  (81)  $   68
   Less Preferred Dividends                                          (7)      (9)
                                                                 ------   ------
   Income (Loss) From Continuing Operations
      Available to Common Stock - Basic and Diluted              $  (88)  $   59
                                                                 ======   ======
AVERAGE COMMON SHARES OUTSTANDING
   APPLICABLE TO BASIC AND DILUTED EPS
   Average Shares - Basic                                         211.0    161.3
   Add Dilutive Impact of Contingently
      Convertible Securities                                          -      3.0
   Add Dilutive Stock Options and Warrants                            -      0.5
                                                                 ------   ------
   Average Shares - Diluted                                       211.0    164.8
                                                                 ======   ======
EARNINGS (LOSS) PER AVERAGE COMMON SHARE
   AVAILABLE TO COMMON STOCK
   Basic                                                         $(0.42)  $ 0.36
   Diluted                                                       $(0.42)  $ 0.36
                                                                 ======   ======

Contingently Convertible Securities: Due to antidilution, there was no impact to diluted EPS from our contingently convertible securities for the three and nine months ended September 30, 2005. Assuming positive income from continuing operations, our contingently convertible securities dilute EPS to the extent that the conversion value, which is based on the average market price of our common stock, exceeds the principal or par value.

Stock Options and Warrants: For the three and nine months ended September 30, 2005, due to antidilution, there was no impact to diluted EPS for options and warrants to purchase 3.8 million shares of common stock. For the three and nine months ended September 30, 2004, since the exercise price was greater than the average market price of our common stock, there was no impact to diluted EPS for options and warrants to purchase 4.7 million shares of common stock.

Convertible Debentures: Due to antidilution, the following impacts from our 7.75 percent convertible subordinated debentures were not reflected in diluted EPS:

     - an additional 4.2 million shares of common stock for the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004,

     - a $2 million reduction of interest expense, net of tax, for the three months ended September 30, 2005 and the three months ended September 30, 2004, and

     - a $7 million reduction of interest expense, net of tax, for the nine months ended September 30, 2005 and the nine months ended September 30, 2004.

We can revoke the conversion rights if certain conditions are met.

In April 2005, we issued 23 million shares of our common stock. For additional details, see Note 4, Financings and Capitalization.


                                     CMS-64

                                                          CMS Energy Corporation

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

The cost and fair value of our long-term financial instruments are as follows:

                                                                                         In Millions
                                       -------------------------------------------------------------
                                             September 30, 2005              December 31, 2004
                                       -----------------------------   -----------------------------
                                                 Fair     Unrealized             Fair     Unrealized
                                        Cost     Value   Gain (Loss)    Cost     Value   Gain (Loss)
                                       ------   ------   -----------   ------   ------   -----------
Long-term debt,
   including current amounts           $6,807   $7,183      $(376)     $6,711   $7,052      $(341)
Long-term debt - related parties,
   including current amounts              307      284         23         684      653         31
Available-for-sale securities:
SERP:
   Equity securities                       34       48         14          33       47         14
   Debt securities                         18       18          -          20       20          -
Nuclear decommissioning investments:
   Equity securities                      135      252        117         136      262        126
   Debt securities                        288      293          5         291      302         11

DERIVATIVE INSTRUMENTS: We are exposed to market risks including, but not limited to, changes in interest rates, commodity prices, currency exchange rates, and equity security prices. We may use various contracts to manage these risks, including swaps, options, futures, and forward contracts. We enter into these risk management contracts using established policies and procedures, under the direction of both 1) an executive oversight committee consisting of senior management representatives, and 2) a risk committee consisting of business-unit managers. Our intention is that any gains or losses on these contracts will be offset by an opposite movement in the value of the item at risk. These contracts are classified as either non-trading or trading.

These contracts contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. We reduce this risk through established credit policies, which include performing financial credit reviews of our counterparties. Determination of our counterparties' credit quality is based upon a number of factors, including credit ratings, disclosed financial condition, and collateral requirements. Where contractual terms permit, we use standard agreements that allow us to net positive and negative exposures associated with the same counterparty. Based on these policies, our current exposures, and our credit reserves, we do not expect a material adverse effect on our financial position or earnings as a result of counterparty nonperformance.

Contracts used to manage market risks may qualify as derivative instruments that are subject to derivative and hedge accounting under SFAS No. 133. If a contract is accounted for as a derivative instrument, it is recorded on the balance sheet as an asset or a liability, at its fair value. The value recorded is then adjusted quarterly to reflect any change in the market value of the contract, a practice known as marking the contract to market. If a derivative qualifies for cash flow hedge accounting treatment, the changes in fair value (gains or losses) are reported in Other Comprehensive Income; otherwise, the changes are reported in earnings.


                                     CMS-65

                                                          CMS Energy Corporation

For a derivative instrument to qualify for hedge accounting:

     - the relationship between the derivative instrument and the item being hedged must be formally documented at inception,

     - the derivative instrument must be highly effective in offsetting the hedged item's cash flows or changes in fair value, and

     - if hedging a forecasted transaction, the forecasted transaction must be probable.

If a derivative qualifies for cash flow hedge accounting treatment and gains or losses are recorded in Other Comprehensive Income, those gains and losses will be reclassified into earnings in the same period or periods the hedged forecasted transaction affects earnings. If a cash flow hedge is terminated early because it is determined that the forecasted transaction will not occur, any gain or loss as of such date recorded in Accumulated Other Comprehensive Income is recognized immediately in earnings. If a cash flow hedge is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings. The ineffective portion, if any, of all hedges is recognized in earnings.

We use quoted market prices, prices obtained from external sources (i.e., brokers and banks), and mathematical valuation models to determine the fair value of our derivatives. For some derivatives, the time period of the contracts may extend longer than the time periods for which market quotations for such contracts are available. Thus, in order to calculate fair value, mathematical models are developed to determine various inputs into the calculation, including price and other variables. Cash returns actually realized from these commitments may vary, either positively or negatively, from the results estimated by applying mathematical models. As part of determining the fair value of our derivatives, we maintain reserves, if necessary, for credit risks based on the financial condition of counterparties.

The majority of our commodity purchase or sale contracts are not subject to derivative accounting under SFAS No. 133 because 1) they do not have a notional amount identified in the contract, 2) they qualify for the normal purchases and sales exception, or 3) there is not an active market for the commodity. Our coal purchase contracts are not derivatives because there is not an active market for the coal that we purchase. Similarly, certain of our electric capacity and energy contracts are not derivatives due to the lack of an active energy market in Michigan and the significant transportation costs that would be incurred to deliver the power to the closest active energy market (the Cinergy hub in Ohio). If active markets for these commodities develop in the future, some of these contracts may qualify as derivatives. For our coal purchase contracts, the resulting mark-to-market impact on earnings could be material to our financial statements. For our electric capacity and energy contracts, we believe that we will be able to apply the normal purchases and sales exception to the majority of these contracts (including the MCV PPA), and, therefore, will not be required to mark these contracts to market.

The MISO began operating the Midwest Energy Market on April 1, 2005. Through operation of the Midwest Energy Market, the MISO centrally dispatches electricity and transmission service throughout the Midwest and provides day-ahead and real-time energy market information. At this time, we believe that the commencement of this market does not constitute the development of an active energy market in Michigan, as defined by SFAS No. 133. However, as the Midwest Energy Market matures, we will continue to monitor its activity level and evaluate the potential for an active energy market in Michigan.


                                     CMS-66

                                                          CMS Energy Corporation

Derivative accounting is required for certain contracts used to limit our exposure to interest rate risk, commodity price risk, and foreign exchange risk. The following table summarizes our derivative instruments:

                                                                                      In Millions
                                          -------------------------------------------------------
                                              September 30, 2005            December 31, 2004
                                          --------------------------   --------------------------
                                                  Fair    Unrealized           Fair    Unrealized
Derivative Instruments                    Cost   Value   Gain (Loss)   Cost   Value   Gain (Loss)
----------------------                    ----   -----   -----------   ----   -----   -----------
Non-trading:
   Interest rate risk contracts           $  -   $   -      $   -      $ -    $  (1)     $  (1)
   Gas supply option contracts               2       6          4        2        -         (2)
   FTRs                                      -       1          1        -        -          -
Derivative contracts associated with
   the MCV Partnership:
   Long-term gas contracts                   -     298        298        -       56         56
   Gas futures and swaps                     -     297        297        -       64         64
CMS ERM contracts:
   Non-trading electric / gas contracts      -    (410)      (410)       -     (199)      (199)
   Trading electric / gas contracts         (3)    428        431       (4)     201        205
Derivative contracts associated with
   equity investments in:
   Shuweihat                                 -     (25)       (25)       -      (25)       (25)
   Taweelah                                (35)    (21)        14      (35)     (24)        11
   Jorf Lasfar                               -     (10)       (10)       -      (11)       (11)

The fair value of our interest rate risk contracts, gas supply option contracts, FTRs, and the derivative contracts associated with the MCV Partnership is included in Derivative instruments, Other assets, or Other liabilities on our Consolidated Balance Sheets. The fair value of the derivative contracts held by CMS ERM is included in either Price risk management assets or Price risk management liabilities on our Consolidated Balance Sheets. The fair value of derivative contracts associated with our equity investments is included in Investments - Enterprises on our Consolidated Balance Sheets.

INTEREST RATE RISK CONTRACTS: We use interest rate contracts, such as swaps and collars, to hedge the risk associated with forecasted interest payments on variable-rate debt and to reduce the impact of interest rate fluctuations. As of September 30, 2005, we held a floating-to-fixed interest rate swap and an interest rate collar, effectively hedging long-term variable-rate debt with a notional amount of $24 million. The notional amount reflects the principal amount of variable-rate debt being fixed.

For those interest rate contracts that do not qualify for hedge accounting treatment, we record changes in fair value in earnings as part of Other income. For interest rate contracts designated as cash flow hedges, we record changes in the fair value of these contracts in Other Comprehensive Income. There was no ineffectiveness associated with any of the interest rate contracts that qualified for cash flow hedge accounting treatment. At September 30, 2005, we have recorded an unrealized loss of less than $1 million, net of tax, in Accumulated other comprehensive loss related to these cash flow hedges. We expect to reclassify this amount as a decrease to earnings during the next 12 months, primarily to offset the variable-rate interest expense on hedged debt.

GAS SUPPLY OPTION CONTRACTS: Our gas utility business uses fixed-priced weather-based gas supply call options and fixed-priced gas supply call and put options to meet our regulatory obligation to provide gas to our customers at a reasonable and prudent cost. The mark-to-market gains and losses associated with these options are reported directly in earnings as part of Other income, and then immediately reversed out of


                                     CMS-67

                                                          CMS Energy Corporation

earnings and recorded on the balance sheet as a regulatory asset or liability as part of the GCR process. At September 30, 2005, we had purchased fixed-priced weather-based gas supply call options and had sold fixed-priced gas supply put options. We had not purchased any fixed-priced gas supply call options.

FTRS: As part of the Midwest Energy Market, FTRs were established. FTRs are financial instruments that manage price risk related to electricity transmission congestion. An FTR entitles its holder to receive compensation (or, conversely, to remit payment) for congestion-related transmission charges.

DERIVATIVE CONTRACTS ASSOCIATED WITH THE MCV PARTNERSHIP: Long-term gas contracts: The MCV Partnership uses long-term gas contracts to purchase natural gas as fuel for generation, and to manage gas fuel costs. The MCV Partnership believes that certain of these contracts qualify as normal purchases under SFAS No. 133. Accordingly, these contracts are not recognized at fair value on our Consolidated Balance Sheets at September 30, 2005.

The MCV Partnership also held certain long-term gas contracts that did not qualify as normal purchases at September 30, 2005, because these contracts contained volume optionality. In addition, as a result of implementing the RCP in January 2005, a significant portion of long-term gas contracts no longer qualify as normal purchases, because the gas will not be consumed as fuel for electric production. Accordingly, all of these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. For the nine months ended September 30, 2005, we recorded a $242 million gain associated with the increase in fair value of these long-term gas contracts. This gain is included in the total Fuel costs mark-to-market at MCV on our Consolidated Statements of Income. As a result of mark-to-market gains, we have recorded derivative assets totaling $298 million associated with the fair value of long-term gas contracts on our Consolidated Balance Sheets. Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on these contracts, since gains and losses will be recorded each quarter. The majority of these derivative assets are expected to reverse through earnings during 2005 and 2006 as the gas is purchased, with the remainder reversing between 2007 and 2011. For further details on the RCP, see
Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies - The Midland Cogeneration Venture."

Gas Futures and Swaps: The MCV Partnership enters into natural gas futures contracts, option contracts, and over-the-counter swap transactions in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are used principally to secure anticipated natural gas requirements necessary for projected electric and steam sales, and to lock in sales prices of natural gas previously obtained in order to optimize the MCV Partnership's existing gas supply, storage, and transportation arrangements. At September 30, 2005, the MCV Partnership only held natural gas futures and swaps.

The contracts that are used to secure anticipated natural gas requirements necessary for projected electric and steam sales qualify as cash flow hedges under SFAS No. 133. There was no ineffectiveness associated with any of these cash flow hedges. At September 30, 2005, we have recorded a cumulative net gain of $57 million, net of tax, in Accumulated other comprehensive loss relating to our proportionate share of the cash flow hedges held by the MCV Partnership. This balance represents natural gas futures, options, and swaps with maturities ranging from October 2005 to December 2009, of which $15 million of this gain, net of tax, is expected to be reclassified as an increase to earnings during the next 12 months as the contracts settle, offsetting the costs of gas purchases.

The MCV Partnership also holds natural gas futures and swap contracts to manage price risk by fixing the price to be paid for natural gas on some of its long-term gas contracts. Prior to the implementation of the RCP, these futures and swap contracts were accounted for as cash flow hedges. Since the RCP was implemented in January 2005, these instruments no longer qualify for cash flow hedge accounting and any


                                     CMS-68

                                                          CMS Energy Corporation

changes in their fair value have been recorded in earnings each quarter. For the nine months ended September 30, 2005, we recorded a $125 million gain associated with the increase in fair value of these instruments. This gain is included in the total Fuel costs mark-to-market at MCV on our Consolidated Statements of Income. As a result of mark-to-market gains, we have recorded derivative assets totaling $125 million associated with the fair value of these instruments on our Consolidated Balance Sheets, which is included in the Gas futures and swaps amount in the Derivative Instruments table above. Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on these contracts, since gains and losses will be recorded each quarter. The majority of these derivative assets are expected to be realized during 2005 and 2006 as the futures and swap contracts settle, with the remainder to be realized during 2007. For further details on the RCP, see Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies - The Midland Cogeneration Venture."

The MCV Partnership also engages in cost mitigation activities to offset fixed charges incurred in operating the MCV Facility. These cost mitigation activities may include the use of futures and options contracts to purchase and/or sell natural gas to maximize the use of the transportation and storage contracts when it is determined that they will not be needed for the MCV Facility operation. Although these cost mitigation activities do serve to offset the fixed monthly charges, these activities are not considered a normal course of business for the MCV Partnership and do not qualify as hedges. Therefore, the mark-to-market gains and losses from these cost mitigation activities are recorded in earnings each quarter. For the nine months ended September 30, 2005, we recorded a $4 million loss associated with the decrease in fair value of futures used in these cost mitigation activities.

CMS ERM CONTRACTS: CMS ERM enters into and owns energy contracts as a part of activities considered to be an integral part of CMS Energy's ongoing operations. CMS ERM holds certain forward contracts for the purchase and sale of electricity and natural gas that result in physical delivery of the commodity at contractual prices. These contracts are generally long-term in nature and are classified as non-trading. CMS ERM also uses various financial instruments, such as swaps, options, and futures, to manage the commodity price risks associated with its forward purchase and sales contracts as well as generation assets owned by CMS Energy or its subsidiaries. These financial contracts are classified as trading activities.

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

DERIVATIVE CONTRACTS ASSOCIATED WITH EQUITY INVESTMENTS: At September 30, 2005, some of our equity method investees held 1) interest rate contracts that hedged the risk associated with variable-rate debt and 2) foreign exchange contracts that hedged the foreign currency risk associated with payments to be made under operating and maintenance service agreements. The accounting for these instruments depends on whether they qualify for cash flow hedge accounting treatment. For the contracts that qualify as cash flow hedges, we record our proportionate share of the change in fair value of these contracts in Other Comprehensive Income. For those contracts that do not qualify as cash flow hedges, we record our proportionate share of the change in fair value of these contracts in Earnings from Equity Method Investees.


                                     CMS-69

                                                          CMS Energy Corporation

FOREIGN EXCHANGE DERIVATIVES: In the past, we have used forward exchange and option contracts to hedge the equity value relating to investments in foreign operations. These contracts limited the risk from currency exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the hedged investments. At September 30, 2005, we had no outstanding foreign exchange contracts. However, the impact of previous hedges on our investments in foreign operations is reflected in Accumulated other comprehensive loss as a component of the foreign currency translation adjustment on our Consolidated Balance Sheets. Gains or losses from the settlement of these hedges are maintained in the foreign currency translation adjustment until we sell or liquidate the hedged investments. At September 30, 2005, our total foreign currency translation adjustment was a net loss of $307 million, which included a net hedging loss of $26 million, net of tax, related to settled contracts.

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

Pension Plan: The Pension Plan includes funds for most of our current employees, the employees of our subsidiaries, and Panhandle, a former subsidiary. The Pension Plan's assets are not distinguishable by company.

On September 1, 2005, we implemented the Defined Company Contribution Plan. The Defined Company Contribution Plan provides an employer contribution of 5 percent of base pay to the existing Employees' Savings Plan. No employee contribution is required to receive the plan's employer contribution. All employees hired on and after September 1, 2005 participate in this plan as part of their retirement benefit program. Cash balance pension plan participants also participate in the Defined Company Contribution Plan on September 1, 2005. Additional pay credits under the cash balance pension plan were discontinued as of that date. The Defined Company Contribution Plan cost for the nine months ended September 30, 2005 was less than $1 million.

On January 1, 2005, we resumed the employer's match in CMS Energy Stock on our 401(k) Savings Plan. On September 1, 2005, employees enrolled in the company's 401(k) Savings Plan had their employer match increased from 50 percent to 60 percent on eligible contributions up to the first six percent of an employee's wages. The total 401(k) Savings Plan cost for the nine months ended September 30, 2005 was $9 million.

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


                                     CMS-70

                                                          CMS Energy Corporation

Costs: The following table recaps the costs incurred in our retirement benefits plans:

                                                            In Millions
                                 --------------------------------------
                                                Pension
                                 --------------------------------------
September 30                     Three Months Ended   Nine Months Ended
------------                     ------------------   -----------------
                                    2005   2004          2005   2004
                                    ----   ----          ----   ----
Service cost                        $  9   $ 10          $ 34   $ 29
Interest expense                      15     17            64     53
Expected return on plan assets       (17)   (26)          (80)   (80)
Amortization of:
   Net loss                           11      3            25     10
   Prior service cost                  1      1             5      4
                                    ----   ----          ----   ----
Net periodic pension cost           $ 19   $  5          $ 48   $ 16
                                    ====   ====          ====   ====

                                                            In Millions
                                 --------------------------------------
                                                  OPEB
                                 --------------------------------------
September 30                     Three Months Ended   Nine Months Ended
------------                     ------------------   -----------------
                                    2005   2004          2005   2004
                                    ----   ----          ----   ----
Service cost                        $  6   $  5          $ 17   $ 15
Interest expense                      15     14            47     43
Expected return on plan assets       (14)   (12)          (42)   (36)
Amortization of:
   Net loss                            6      3            15      8
   Prior service cost                 (3)    (2)           (7)    (7)
                                    ----   ----          ----   ----
Net periodic postretirement
   benefit  cost                    $ 10   $  8          $ 30   $ 23
                                    ====   ====          ====   ====

The MCV Partnership sponsors defined cost postretirement health care plans that cover all full-time employees, except key management. Participants in the postretirement health care plans become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The MCV Partnership's net periodic postretirement health care cost for the nine months ended September 30, 2005 was less than $1 million.

We remeasured our Pension and OPEB obligations as of April 30, 2005 to incorporate the effects of the collective bargaining agreement reached between the Utility Workers Union of America and Consumers. The Pension plan remeasurement increased our ABO by $127 million. Net periodic pension cost is expected to increase $14 million for 2005.

The Pension plan remeasurement resulted in an unfunded ABO of $208 million. The unfunded ABO is the amount by which the ABO exceeds the fair value of the plan assets. SFAS No. 87 states that the pension liability shown on the balance sheet must be at least equal to the unfunded ABO. As such, we increased our additional minimum liability by $145 million to $564 million at June 30, 2005. Consistent with MPSC guidance, Consumers recognized the cost of its minimum pension liability adjustment as a regulatory asset. This adjustment increased our regulatory assets by $94 million and intangible assets by $38 million and reduced Accumulated other comprehensive loss by $9 million (net of income taxes).

The OPEB plan remeasurement increased our accumulated postretirement benefit obligation by $50 million, with an expected total increase in benefit costs of $3 million for 2005.


                                     CMS-71

                                                          CMS Energy Corporation

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

The following tables describe our assets that have legal obligations to be removed at the end of their useful life:

September 30, 2005                                                                        In Millions
-----------------------------------------------------------------------------------------------------
                                            In Service                                          Trust
ARO Description                                Date      Long Lived Assets                       Fund
---------------                             ----------   -----------------                      -----
Palisades-decommission plant site           1972         Palisades nuclear plant                 $537
Big Rock-decommission plant site            1962         Big Rock nuclear plant                    18
JHCampbell intake/discharge water line      1980         Plant intake/discharge water line         --
Closure of coal ash disposal areas          Various      Generating plants coal ash areas          --
Closure of wells at gas storage fields      Various      Gas storage fields                        --
Indoor gas services equipment relocations   Various      Gas meters located inside structures      --
Natural gas-fired power plant               1997         Gas fueled power plant                    --
Close gas treating plant and gas wells      Various      Gas transmission and storage              --


                                     CMS-72

                                                          CMS Energy Corporation

                                                                                                In Millions
                                         ------------------------------------------------------------------
                                            ARO                                                      ARO
                                         Liability                                    Cash flow   Liability
ARO Description                           12/31/04   Incurred   Settled   Accretion   Revisions    9/30/05
---------------                          ---------   --------   -------   ---------   ---------   ---------
Palisades-decommission                      $350        $ -      $  -        $19         $ -         $369
Big Rock-decommission                         30          -       (33)        11           -            8
JHCampbell intake line                         -          -         -          -           -            -
Coal ash disposal areas                       54          -        (3)         4           -           55
Wells at gas storage fields                    1          -         -          -           -            1
Indoor gas services relocations                1          -         -          -           -            1
Natural gas-fired power plant                  1          -         -          -           -            1
Close gas treating plant and gas wells         2          -        (1)         -           -            1
                                            ----        ---      ----        ---         ---         ----
Total                                       $439        $ -      $(37)       $34         $ -         $436
                                            ====        ===      ====        ===         ===         ====

On October 14, 2004, the MPSC initiated a generic proceeding to review SFAS No. 143, FERC Order No. 631 (Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations), and related accounting and ratemaking issues for MPSC-jurisdictional electric and gas utilities. Utilities filed responses to the Order in March 2005; the MPSC Staff and intervenors filed responses in May 2005; a proposal for decision is expected in December 2005. We consider the proceeding as involving a clarification of accounting and reporting issues that relate to all Michigan utilities. We cannot predict the outcome of the proceeding.

9: EQUITY METHOD INVESTMENTS

Where ownership is more than 20 percent but less than a majority, we account for certain investments in other companies, partnerships, and joint ventures by the equity method of accounting in accordance with APB Opinion No. 18. Net income from these investments included undistributed earnings of $5 million for the three months ended September 30, 2005 and $13 million for the three months ended September 30, 2004 and $21 million for the nine months ended September 30, 2005 and $57 million for the nine months ended September 30, 2004.

The most significant of these investments are:

     -    our 50 percent interest in Jorf Lasfar, and

     -    our 40 percent interest in Taweelah.


                                     CMS-73

                                                          CMS Energy Corporation

Summarized financial information for these equity method investments is as follows:

Income Statement Data

                                                In Millions
                     --------------------------------------
JORF LASFAR          Three Months Ended   Nine Months Ended
-----------          ------------------   -----------------
September 30             2005   2004         2005    2004
------------             ----   ----        -----   -----
Operating revenue        $123   $120        $ 382   $ 332
Operating expenses        (82)   (82)        (255)   (203)
                         ----   ----        -----   -----
Operating income           41     38          127     129
Other expense, net        (16)   (13)         (44)    (42)
                         ----   ----        -----   -----
Net income               $ 25   $ 25        $  83   $  87
                         ====   ====        =====   =====

Income Statement Data

                                                         In Millions
                              --------------------------------------
TAWEELAH                      Three Months Ended   Nine Months Ended
-----------                   ------------------   -----------------
September 30                     2005   2004          2005   2004
------------                     ----   ----          ----   ----
Operating revenue                $ 27   $ 26          $ 77   $ 74
Operating expenses                 (9)    (8)          (28)   (30)
                                 ----   ----          ----   ----
Operating income                   18     18            49     44
Other income (expense), net         4    (28)          (20)   (20)
                                 ----   ----          ----   ----
Net income (loss)                $ 22   $(10)         $ 29   $ 24
                                 ====   ====          ====   ====

10:  REPORTABLE SEGMENTS

Our reportable segments are strategic business units organized and managed by the nature of the products and services each provides. We evaluate performance based upon the net income of each segment. We operate principally in three reportable segments: electric utility, gas utility, and enterprises.


                                     CMS-74

                                                          CMS Energy Corporation

The "Other" segment includes corporate interest and other, discontinued operations, and the cumulative effect of accounting changes. The following table shows our financial information by reportable segment:

                                                     In Millions
                          --------------------------------------
                          Three Months Ended   Nine Months Ended
                          ------------------   -----------------
September 30                 2005     2004       2005     2004
------------                ------   ------     ------   ------
Operating Revenue
   Electric utility         $  793   $  704     $2,065   $1,945
   Gas utility                 219      171      1,566    1,376
   Enterprises                 323      188        790      589
                            ------   ------     ------   ------
Total Operating Revenue     $1,335   $1,063     $4,421   $3,910
                            ======   ======     ======   ======

Net Income (Loss)
Available to Common
Stockholders
   Electric utility         $   62   $   49     $  141   $  124
   Gas utility                 (16)     (11)        39       46
   Enterprises                (260)      59       (126)      36
   Other                       (51)     (41)      (142)    (143)
                            ------   ------     ------   ------
Total Net Income (Loss)
Available to Common
Stockholders                $ (265)  $   56     $  (88)  $   63
                            ======   ======     ======   ======

                                                     In Millions
                          --------------------------------------
                          September 30, 2005   December 31, 2004
                          ------------------   -----------------
Assets
   Electric utility (a)         $ 7,584             $ 7,289
   Gas utility (a)                3,650               3,187
   Enterprises                    4,536               4,980
   Other                            345                 416
                                -------             -------
Total Assets                    $16,115             $15,872
                                =======             =======

(a) Amounts include a portion of our other common assets attributable to both the electric and gas utility businesses.

11:  CONSOLIDATION OF VARIABLE INTEREST ENTITIES

We are the primary beneficiary of both the MCV Partnership and the FMLP. We have a 49 percent partnership interest in the MCV Partnership and a 46.4 percent partnership interest in the FMLP. Consumers is the primary purchaser of power from the MCV Partnership through a long-term power purchase agreement. The FMLP holds a 75.5 percent lessor interest in the MCV Facility, which results in Consumers holding a 35 percent lessor interest in the MCV Facility. Collectively, these interests make us the primary beneficiary of these entities. Therefore, we consolidated these partnerships into our consolidated financial statements for all periods presented. These partnerships have third-party obligations totaling $480 million at September 30, 2005. Property, plant, and equipment serving as collateral for these obligations has a carrying value of $219 million at September 30, 2005. The creditors of these partnerships do not have recourse to the general credit of CMS Energy.

We are the primary beneficiary of three other variable interest entities. We have 50 percent partnership interests each in the T.E.S. Filer City Station Limited Partnership, the Grayling Generating Station Limited


                                     CMS-75

                                                          CMS Energy Corporation

Partnership, and the Genesee Power Station Limited Partnership. Additionally, we have operating and management contracts and are the primary purchaser of power from each partnership through long-term power purchase agreements. Collectively, these interests make us the primary beneficiary as defined by the Interpretation. Therefore, we consolidated these partnerships into our consolidated financial statements for all periods presented. These partnerships have third-party obligations totaling $109 million at September 30, 2005. Property, plant, and equipment serving as collateral for these obligations has a carrying value of $164 million at September 30, 2005. Other than outstanding letters of credit and guarantees of $5 million, the creditors of these partnerships do not have recourse to the general credit of CMS Energy.

Additionally, we hold interests in variable interest entities in which we are not the primary beneficiary. The following chart details our involvement in these entities at September 30, 2005:


Name                                                          Investment       Operating        Total
(Ownership     Nature of the                  Involvement      Balance      Agreement with   Generating
Interest)          Entity         Country         Date      (In Millions)     CMS Energy      Capacity
---------      -------------   ------------   -----------   -------------   --------------   ----------
Taweelah                       United Arab
(40%)          Generator       Emirates           1999           $ 76             Yes           777 MW

Jubail (25%)   Generator       Saudi Arabia       2001           $  1             Yes           250 MW

Shuweihat                      United Arab
(20%)          Generator       Emirates           2001           $ 39             Yes         1,500 MW
                                                                 ----                         --------
Total                                                            $116                         2,527 MW
                                                                 ====                         ========

Our maximum exposure to loss through our interests in these variable interest entities is limited to our investment balance of $116 million, and letters of credit, guarantees, and indemnities relating to Taweelah and Shuweihat totaling $47 million.

12:  IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

FSP 109-2, ACCOUNTING AND DISCLOSURE GUIDANCE FOR THE FOREIGN EARNINGS REPATRIATION PROVISION WITHIN THE AMERICAN JOBS CREATION ACT OF 2004: The American Jobs Creation Act of 2004 creates a one-year opportunity to receive a tax benefit for U.S. corporations that reinvest dividends from controlled foreign corporations in the U.S. in a 12-month period (calendar year 2005 for CMS Energy). In September 2005, we decided on a plan to repatriate $33 million of foreign earnings during the remainder of 2005. Historically, we recorded deferred taxes on these earnings. Since this planned repatriation is expected to qualify for the tax benefit, we reversed $10 million of our deferred tax liability. This adjustment was recorded as a component of income from continuing operations in the third quarter of 2005.

We may repatriate additional amounts that may qualify for the repatriation tax benefit during the remainder of 2005. If successful, our current estimate is that additional amounts could range between $30 million and $180 million. The amount of additional repatriation remains uncertain because it is based on future foreign subsidiary operations, cash flows, financings, and repatriation limitations. This potential additional repatriation could reduce our recorded deferred tax liability by $9 million to $23 million. We expect to be in a position to finalize our assessment regarding any potential repatriation, which may be higher or lower, in the fourth quarter of 2005.


                                     CMS-76

                                                          CMS Energy Corporation

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


                                     CMS-77

                                                          CMS Energy Corporation

                      (This page intentionally left blank)


                                     CMS-78

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

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, gas transmission and storage, and other energy related services. Our businesses are affected primarily by:

     - weather, especially during the traditional heating and cooling seasons,

     -    economic conditions,

     -    regulation and regulatory issues,

     -    energy commodity prices,

     -    interest rates, and

     -    our debt credit rating.

During the past two years, our business strategy has involved improving our balance sheet and maintaining focus on our core strength: utility operations and service. Going forward, our business plan of "building on the basics" will focus on improving our credit ratings, growing earnings, and positioning us to make new investments consistent with our strengths.

Although we are looking ahead to business opportunities, the future holds important challenges for us. The MCV Partnership reevaluated the economics of operating the MCV Facility and determined that an impairment charge of $1.159 billion was required in September 2005. After accounting for minority interest and income tax impacts, our third quarter 2005 net income was reduced by $369 million. We further reduced our third quarter 2005 net income by $16 million by impairing certain other assets on our Consolidated Balance Sheets related to the MCV Partnership. We are evaluating various alternatives in order to develop a new long-term strategy with respect to the MCV Facility. For additional details regarding the impairment, see Note 2, Asset Impairment Charges.

We continue to be challenged by the substantial increase in natural gas prices. Prior to Hurricane Katrina in August 2005, NYMEX forward natural gas prices through 2010 were approximately $2 per mcf higher than they were at year-end 2004. The effects of this summer's hurricanes, combined with tight natural gas supplies, have caused natural gas prices to increase even further. Although our natural gas purchases are recoverable from our customers, as gas prices increase, the amount we pay for natural gas stored as inventory will require additional liquidity due to the timing of the cost recoveries from our customers. We have requested authority from the MPSC to recover the gas cost increases experienced by the gas

                                                        Consumers Energy Company

utility. As of October 2005, our gas storage facilities are full and approximately 83 percent of our gas purchase requirements for the 2005-2006 heating season are under fixed price contracts.

Our electric utility customer base includes a mix of residential, commercial, and diversified industrial customers. A sluggish Michigan economy has been hurting our industrial sales. Recent negative developments in Michigan's automotive industry, our largest industrial segment, could have long-term impacts on our commercial and industrial customer base.

Additionally, Michigan's Customer Choice Act allows our electric customers to buy electric generation service from an alternative electric supplier. As of October 2005, alternative electric suppliers are providing 754 MW of generation service to ROA customers. This is, however, down from 877 MW in October 2004, a decrease of 14 percent. We expect this trend down to continue through year end, but cannot predict future load loss.

We are focused on growing the equity base of our company and refinancing our debt to reduce interest rate costs. In 2005, we retired higher-interest rate debt through the use of proceeds from the issuance of $875 million of FMB. We also received cash contributions from CMS Energy of $550 million in 2005. By the end of the first quarter of 2006, we will extinguish through a defeasance $129 million of 9 percent notes. These efforts, and others, are designed to lead us to be a strong, reliable utility company that will be poised to take advantage of opportunities for further growth.

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

                                                        Consumers Energy Company

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

               - recovery of future Stranded Costs incurred due to customers choosing alternative energy suppliers,

               - recovery of Clean Air Act costs and other environmental and safety-related expenditures,

               - power supply and natural gas supply costs when oil prices and other fuel prices are rapidly increasing,

               - timely recognition in rates of additional equity investments in Consumers, and

               - adequate and timely recovery of additional electric and gas rate-based investments,

     - the impact of adverse natural gas prices on the MCV Partnership and FMLP investments, regulatory decisions that limit recovery of capacity and fixed energy payments, and our ability to develop a new long-term strategy with respect to the MCV Facility,

     - federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of our market-based sales authorizations in wholesale power markets without price restrictions,

     - energy markets, including the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

     - our ability to collect accounts receivable from our gas customers due to high natural gas prices,

     - potential adverse impacts of the new Midwest Energy Market upon power supply and transmission costs,

     - the GAAP requirement that we utilize mark-to-market accounting on certain energy commodity contracts and interest rate swaps, which may have, in any given period, a significant positive or negative effect on earnings, which could change dramatically or be eliminated in subsequent periods and could add to earnings volatility,

     - the effect on our electric utility of the direct and indirect impacts of the continued economic downturn experienced by our automotive and automotive parts manufacturing customers,

     - potential disruption or interruption of facilities or operations due to accidents or terrorism, and the ability to obtain or maintain insurance coverage for such events,

     - nuclear power plant performance, decommissioning, policies, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage,

     -    technological developments in energy production, delivery, and usage,

     -    achievement of capital expenditure and operating expense goals,

                                                        Consumers Energy Company

     -    changes in financial or regulatory accounting principles or policies,

     -    changes in tax laws or new IRS interpretations of existing tax laws,

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

RESULTS OF OPERATIONS

NET INCOME AVAILABLE TO COMMON STOCKHOLDER

                                                              In Millions
                                                    ---------------------
THREE MONTHS ENDED SEPTEMBER 30                      2005   2004   CHANGE
-------------------------------                     -----   ----   ------
   Electric                                         $  62   $ 49   $  13
   Gas                                                (16)   (11)     (5)
   Other (Includes MCV Partnership interest)         (322)    (4)   (318)
                                                    -----   ----   -----
Net income (loss) available to common stockholder   $(276)  $ 34   $(310)
                                                    =====   ====   =====

For the three months ended September 30, 2005, our net loss available to our common stockholder was $276 million, compared to $34 million of net income available to our common stockholder for the three months ended September 30, 2004. The decrease is primarily due to an impairment charge to property, plant, and equipment at the MCV Partnership to reflect the excess of the carrying value of these assets over their estimated fair value. The decrease also reflects a reduction in net income from our gas utility, as higher operating and maintenance costs exceeded the benefits derived from increased deliveries and the increase in revenue resulting from the gas rates surcharge authorized by the MPSC in October of 2004. Partially offsetting these losses is an increase in the fair value of certain long-term gas contracts and financial hedges at the MCV Partnership, and higher earnings at our electric utility primarily due to weather-driven higher than normal residential electric utility sales and the collection of an electric surcharge related to the recovery of costs incurred in the transition to customer choice.

                                                        Consumers Energy Company

Specific changes to net income (loss) available to our common stockholder for the three months ended September 30, 2005 versus the same period in 2004 are:

                                                                     In Millions
                                                                     -----------
-    decrease in earnings related to our ownership interest in the
     MCV partnership due to an impairment charge to property,
     plant, and equipment to reflect the excess of the carrying
     value over the estimated fair values of the assets,                $(385)

-    decrease in earnings due to increased operating expenses
     primarily due to higher depreciation and amortization
     expense, higher pension and benefit expense, and higher
     underrecovery expense related to the MCV PPA, offset
     partially by our direct savings from the RCP,                        (21)

-    decrease in earnings due to an underrecovery of power supply revenue primarily due to non-recoverable power supply costs
     related to capped customers,                                         (20)

-    increase in earnings from our ownership interest in the MCV
     Partnership primarily due to the increase in fair value of certain long-term gas contracts and financial hedges (the
     MPSC's approval of the RCP resulted in the MCV Partnership recognizing the increase in fair value of additional gas
     contracts beginning January 2005),                                    67

-    increase in electric delivery revenue due to warmer weather
     and increased surcharge revenue,                                      32

-    increase in earnings due to lower fixed charges,                       5

-    increase in electric utility earnings due to the return on capital expenditures in excess of our depreciation base as
     allowed by the Customer Choice Act,                                    5

-    increase in earnings due to lower general taxes and other
     income, and                                                            4

-    increase in gas delivery revenue due to higher deliveries and
     the MPSC's October 2004 final gas rate order.                          3
                                                                        -----
Total Change                                                            $(310)
                                                                        =====

                                                               In Millions
                                                    ----------------------
Nine months ended September 30                       2005    2004   Change
------------------------------                      ------   ----   ------
   Electric                                          $ 141   $124    $  17
   Gas                                                  39     46       (7)
   Other (Includes MCV Partnership interest)          (267)    (9)    (258)
                                                     -----   ----    -----
Net income (loss) available to common stockholder    $ (87)  $161    $(248)
                                                     =====   ====    =====

For the nine months ended September 30, 2005, our net loss available to our common stockholder was $87 million, compared to $161 million of net income available to our common stockholder for the nine months ended September 30, 2004. The decrease is primarily due to an impairment charge to property, plant, and equipment at the MCV Partnership to reflect the excess of the carrying value of these assets over their estimated fair value. The decrease also reflects a reduction in net income at our gas utility due to higher operating costs and depreciation expenses. Partially offsetting these losses is an increase in the fair value of certain long-term gas contracts and financial hedges at the MCV Partnership, and the positive impact at our electric utility due to an increase in the collection of an electric surcharge related to the recovery of costs incurred in the transition to customer choice, increased regulatory return on capital expenditures,

                                                        Consumers Energy Company

and weather driven higher than normal residential electric sales.

Specific changes to net income (loss) available to our common stockholder for the nine months ended September 30, 2005 versus the same period in 2004 are:

                                                                     In Millions
                                                                     -----------
-    decrease in earnings related to our ownership interest in the
     MCV partnership due to an impairment charge to property,
     plant, and equipment to reflect the excess of the carrying
     value over the estimated fair values of these assets,              $(385)

-    decrease in earnings due to increased operating expenses
     primarily due to higher depreciation and amortization
     expense, higher pension and benefit expense, and higher
     underrecovery expense related to the MCV PPA, offset
     partially by our direct savings from the RCP,                        (51)

-    decrease in earnings due to an underrecovery of power supply revenue primarily due to non-recoverable power supply costs
     related to capped customers,                                         (27)

-    increase in earnings from our ownership interest in the MCV
     Partnership primarily due to the increase in fair value of certain long-term gas contracts and financial hedges (the
     MPSC's approval of the RCP resulted in the MCV Partnership recognizing the increase in fair value of additional gas
     contracts beginning January 2005),                                   120

-    increase in electric delivery revenue due to warmer weather
     and increased surcharge revenue,                                      57

-    increase in gas delivery revenue due to the MPSC's October
     2004 final gas rate order,                                            16

-    increase in electric utility earnings due to the return on capital expenditures in excess of our depreciation base as
     allowed by the Customer Choice Act, and                               13

-    increase in earnings due to lower fixed charges.                       9
                                                                        -----
Total Change                                                            $(248)
                                                                        =====

                                                        Consumers Energy Company

ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                       In Millions
                                              --------------------
September 30                                  2005   2004   Change
------------                                  ----   ----   ------
Three months ended                            $ 62   $ 49     $13
Nine months ended                             $141   $124     $17

                                              Three Months Ended    Nine Months Ended
                                              September 30, 2005   September 30, 2005
Reasons for the change:                            vs. 2004             vs. 2004
-----------------------                       ------------------   ------------------
Electric deliveries                                  $ 49                 $ 87
Power supply costs and related revenue                (31)                 (42)
Other operating expenses, other income, and
   non-commodity revenue                              (14)                 (45)
Regulatory return on capital expenditures               7                   20
General taxes                                           3                   (1)
Fixed charges                                           5                    7
Income taxes                                           (6)                  (9)
                                                     ----                 ----
Total change                                         $ 13                 $ 17
                                                     ====                 ====

ELECTRIC DELIVERIES: For the three months ended September 30, 2005, electric deliveries increased 1.7 billion kWh or 16.0 percent versus the same period in 2004. For the nine months ended September 30, 2005, electric deliveries increased 1.7 billion kWh or 5.8 percent versus the same period in 2004. The corresponding increases in electric delivery revenue for both periods were due to increased sales to residential customers due to warmer weather and increased surcharge revenue, offset partially by reduced electric delivery revenue from customers choosing alternative electric suppliers.

On July 1, 2004, Consumers started collecting a surcharge related to the recovery of costs incurred in the transition to customer choice. This surcharge increased electric delivery revenue by $2 million for the three months ended September 30, 2005 and $12 million for the nine months ended September 30, 2005 versus the same periods in 2004. Surcharge revenue related to the recovery of security costs and stranded costs increased electric delivery revenue by an additional $3 million for the three months ended September 30, 2005 and $9 million for the nine months ended September 30, 2005.

POWER SUPPLY COSTS AND RELATED REVENUE: Our recovery of power supply costs is capped for our residential customers until January 1, 2006. For the three months ended September 30, 2005, our underrecovery of power costs allocated to these capped customers increased by $32 million versus the same period in 2004. For the nine months ended September 30, 2005, our underrecovery of power costs allocated to these capped customers increased by $53 million versus the same period in 2004. Power supply-related costs increased in 2005 primarily due to higher coal costs and higher priced purchased power to replace the generation loss from outages at our Palisades and Campbell 3 generating plants.

Partially offsetting these underrecoveries are transmission and nitrogen oxide allowance expenditures related to our capped customers. To the extent these costs are not fully recoverable due to the application of rate caps, we have deferred these costs and are requesting recovery under Public Act 141. For the three months ended September 30, 2005, deferrals of these costs increased by $1 million versus the same period in 2004.

                                                        Consumers Energy Company

For the nine months ended September 30, 2005, deferrals of these costs increased by $11 million versus the same period in 2004.

OTHER OPERATING EXPENSES, OTHER INCOME, AND NON-COMMODITY REVENUE: For the three months ended September 30, 2005, other operating expenses increased $16 million, other income increased $3 million, and non-commodity revenue decreased $1 million versus the same period in 2004. For the nine months ended September 30, 2005, other operating expenses increased $55 million, other income increased $7 million, and non-commodity revenue increased $3 million versus the same period in 2004.

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

The RCP allows us to dispatch the MCV Facility on the basis of natural gas prices, which will reduce the MCV Facility's annual production of electricity and, as a result, reduce the MCV Facility's consumption of natural gas. The MCV Facility's fuel cost savings are first used to offset the cost of replacement power and fund a renewable energy program. Remaining savings are split between us and the MCV Partnership. Our direct savings are shared 50 percent with customers in 2005 and 70 percent thereafter.

The cost associated with the MCV PPA cash underrecoveries, net of our direct savings from the RCP, increased operating expense $4 million for the nine months ended September 30, 2005 versus the same period in 2004.

For the three months ended September 30, 2005, the increase in other income is primarily due to higher interest income on short-term cash investments versus the same period in 2004. For the nine months ended September 30, 2005, the increase in other income is primarily due to higher interest income on short-term cash investments, offset partially by expenses associated with the early retirement of debt, versus the same period in 2004.

For the three months ended September 30, 2005, the decrease in non-commodity revenue is primarily due to lower transmission services revenue. For the nine months ended September 30, 2005, the increase in non-commodity revenue is primarily due to higher transmission services revenue.

REGULATORY RETURN ON CAPITAL EXPENDITURES: The return on capital expenditures in excess of our depreciation base as allowed by the Customer Choice Act increased income by $7 million for the three months ended September 30, 2005 and $20 million for the nine months ended September 30, 2005 versus the same periods in 2004.

                                                        Consumers Energy Company

GENERAL TAXES: For the three months ended September 30, 2005, general taxes decreased versus the same period in 2004 primarily due to lower property tax expense. For the nine months ended September 30, 2005, general taxes increased versus the same period in 2004 primarily due to higher MSBT expense, offset partially by lower property tax expense.

FIXED CHARGES: For the three months ended September 30, 2005, fixed charges reflect a 46 basis point reduction in the average rate of interest on our debt and lower average debt levels versus the same period in 2004. For the nine months ended September 30, 2005, fixed charges reflect a 37 basis point reduction in the average rate of interest on our debt and higher average debt levels versus the same period in 2004.

INCOME TAXES: For the three and nine months ended September 30, 2005, income taxes increased versus the same periods in 2004 primarily due to higher earnings by the electric utility.

GAS UTILITY RESULTS OF OPERATIONS

                                                        In Millions
                                               --------------------
September 30                                   2005   2004   Change
------------                                   ----   ----   ------
Three months ended                             $(16)  $(11)   $(5)
Nine months ended                              $ 39   $ 46    $(7)
                                               ====   ====    ===

                                               Three Months Ended    Nine Months Ended
                                               September 30, 2005   September 30, 2005
Reasons for the Change:                             Vs. 2004             Vs. 2004
-----------------------                        ------------------   ------------------
Gas deliveries                                        $  1                 $  -
Gas rate increase                                        3                   24
Gas wholesale and retail services, other gas
   revenues and other income                             3                    2
Operation and maintenance                              (14)                 (31)
General taxes and depreciation                          (1)                  (4)
Fixed charges                                            -                   (2)
Income taxes                                             3                    4
                                                      ----                 ----
Total change                                          $ (5)                $ (7)
                                                      ====                 ====

GAS DELIVERIES: For the three months ended September 30, 2005, higher gas delivery revenues reflect increased deliveries to our customers versus the same period in 2004. Gas deliveries, including miscellaneous transportation to end-use customers, increased 1.4 bcf or 5.5 percent.

For the nine months ended September 30, 2005, gas delivery revenues reflect slightly lower deliveries to our customers versus the same period in 2004. Gas deliveries, including miscellaneous transportation to end-use customers, decreased 0.6 bcf or 0.3 percent.

GAS RATE INCREASE: In December 2003, the MPSC issued an interim gas rate order authorizing a $19 million annual increase to gas tariff rates. In October 2004, the MPSC issued a final order authorizing an annual increase of $58 million through a two-year surcharge. As a result of these orders, gas revenues increased $3 million for the three months ended September 30, 2005 and $24 million for the nine months ended September 30, 2005 versus the same periods in 2004.

                                                        Consumers Energy Company

GAS WHOLESALE AND RETAIL SERVICES, OTHER GAS REVENUES AND OTHER INCOME: For the three months ended September 30, 2005, other income increased primarily due to higher interest income on short-term cash investments versus the same period in 2004. For the nine months ended September 30, 2005, other income increased primarily due to higher interest income on short-term cash investments, offset partially by expenses associated with the early retirement of debt, versus the same period in 2004.

OPERATION AND MAINTENANCE: For the three and nine months ended September 30, 2005, operation and maintenance expenses increased primarily due to increases in benefit costs and additional safety, reliability, and customer service expenses. Pension and benefit expense increased primarily due to changes in actuarial assumptions and the remeasurement of our pension and OPEB plans to reflect the new collective bargaining agreement between the Utility Workers Union of America and Consumers. Benefit expense also reflects the reinstatement of the employer matching contribution to our 401(k) plan.

GENERAL TAXES AND DEPRECIATION: For the three and nine months ended September 30, 2005, depreciation expense increased due to higher plant in service.

FIXED CHARGES: For the nine months ended September 30, 2005, fixed charges reflect a 37 basis point reduction in the average rate of interest on our debt and higher average debt levels versus the same period in 2004.

INCOME TAXES: For the three and nine months ended September 30, 2005, income taxes decreased primarily due to lower earnings by the gas utility.

OTHER RESULTS OF OPERATIONS

                                                                  In Millions
                                                        ---------------------
September 30                                             2005   2004   Change
------------                                            -----   ----   ------
Three months ended                                      $(322)  $(4)   $(318)
Nine months ended                                       $(267)  $(9)   $(258)
                                                        =====   ===    =====

For the three months ended September 30, 2005, other operations decreased net income by $322 million, a decrease of $318 million in income versus the same period in 2004. The change is primarily due to a $318 million decrease in earnings related to our ownership interest in the MCV Partnership due to an impairment charge to property, plant, and equipment to reflect the excess of the carrying value of these assets over their estimated fair value. Partially offsetting the impairment charge is an increase in the fair value of certain long term gas contracts and related financial hedges at the MCV Partnership.

For the nine months ended September 30, 2005, other operations decreased net income by $267 million, a decrease of $258 million in income versus the same period in 2004. The change is primarily due to a $265 million decrease in earnings related to our ownership interest in the MCV Partnership due to an impairment charge to property, plant, and equipment to reflect the excess of the carrying value of these assets over their estimated fair value. Partially offsetting the impairment charge is an increase in the fair value of certain long term gas contracts and related financial hedges at the MCV Partnership.

                                                        Consumers Energy Company

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES AND ASSUMPTIONS

In preparing our financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. We use accounting estimates for asset valuations, depreciation, amortization, financial and derivative instruments, employee benefits, and contingencies. For example, we estimate the rate of return on plan assets and the cost of future health-care benefits to determine our annual pension and other postretirement benefit costs. There are risks and uncertainties that may cause actual results to differ from estimated results, such as changes in the regulatory environment, competition, regulatory decisions, and lawsuits.

We are involved in various regulatory and legal proceedings that arise in the ordinary course of our business. We record a liability for contingencies based upon our assessment that the occurrence of loss is probable and the amount of loss can be reasonably estimated. The recording of estimated liabilities for contingencies is guided by the principles in SFAS No. 5. We consider many factors in making these assessments, including the history and specifics of each matter. The most significant of these contingencies are our electric and gas environmental liabilities, and the potential underrecoveries from our power purchase contract with the MCV Partnership, all of which are discussed in the "Outlook" section included in this MD&A.

LONG-LIVED ASSETS AND EQUITY METHOD INVESTMENTS: Our assessment of the recoverability of long-lived assets and equity method investments involves critical accounting estimates. We periodically perform tests of impairment if certain conditions that are other than temporary exist that may indicate the carrying value may not be recoverable. Of our total assets, recorded at $13.061 billion at September 30, 2005, 55 percent represent long-lived assets and equity method investments that are subject to this type of analysis. We base our evaluations of impairment on such indicators as:

     -    the nature of the assets,

     -    projected future economic benefits,

     -    regulatory and political environments,

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

                                                        Consumers Energy Company

appropriate write-down is recorded.

Our assessments of fair value using these valuation methodologies represent our best estimates at the time of the reviews and are consistent with our internal planning. The estimates we use can change over time, which could have a material impact on our financial statements.

For additional details on asset impairments, see Note 2, Asset Impairment
Charges.

ACCOUNTING FOR FINANCIAL AND DERIVATIVE INSTRUMENTS AND MARKET RISK INFORMATION

FINANCIAL INSTRUMENTS: We account for investments in debt and equity securities using SFAS No. 115. There have been no material changes to the accounting for financial instruments since the year ended December 31, 2004. For details on financial instruments, see Note 5, Financial and Derivative Instruments.

DERIVATIVE INSTRUMENTS: We use SFAS No. 133 to account for derivative instruments. Except as noted within this section, there have been no material changes to the accounting for derivatives since the year ended December 31, 2004.

To determine the fair value of our derivatives, we use quoted market prices and third-party valuations (i.e., from brokers and banks), if available. For certain contracts, market prices and third-party valuations are not available, and we must determine fair values by using mathematical valuation models. These valuation models require various inputs and assumptions, including commodity forward prices, strike prices, and volatilities, as well as interest rates and contract maturity dates. Changes in forward prices or volatilities could significantly change the calculated fair value of these contracts. The following table summarizes the interest rate and volatility rate assumptions we used to value these contracts as of September 30, 2005:

                                                  Interest Rates (%)   Volatility Rates (%)
                                                  ------------------   --------------------
Long-term gas contracts associated with the MCV
   Partnership                                        3.86 - 4.67             32 - 63
Gas supply option contracts                              3.95                 67 - 69

Commencement of the Midwest Energy Market: The MISO began operating the Midwest Energy Market on April 1, 2005. Through operation of the Midwest Energy Market, the MISO centrally dispatches electricity and transmission service throughout the Midwest and provides day-ahead and real-time energy market information. At this time, we believe that the commencement of this market does not constitute the development of an active energy market in Michigan, as defined by SFAS No.
133. However, as the Midwest Energy Market matures, we will continue to monitor its activity level and evaluate the potential for an active energy market in Michigan. If an active market develops in the future, some of our electric purchases and sales contracts may qualify as derivatives. However, we believe that we will be able to apply the normal purchases and sales exception of SFAS No. 133 to these contracts and, therefore, will not be required to mark these contracts to market.

Implementation of the RCP: The MCV Partnership uses long-term gas contracts to purchase natural gas as fuel for generation, and to manage gas fuel costs. The MCV Partnership believes that certain of these contracts qualify as normal purchases under SFAS No. 133. Accordingly, these contracts are not recognized at fair value on our Consolidated Balance Sheets. However, as a result of implementing the RCP in January 2005, a significant portion of long-term gas contracts no longer qualify as normal

                                                        Consumers Energy Company

purchases, because the gas will not be consumed as fuel for electric production. Accordingly, these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. For the nine months ended September 30, 2005, we recorded a $242 million gain associated with the increase in fair value of these long-term gas contracts. This gain is included in the total Fuel costs mark-to-market at MCV on our Consolidated Statements of Income. As a result of mark-to-market gains, we have recorded derivative assets totaling $298 million associated with the fair value of long-term gas contracts on our Consolidated Balance Sheets. The majority of these assets are expected to reverse through earnings during 2005 and 2006 as the gas is purchased, with the remainder reversing between 2007 and 2011.

The MCV Partnership holds natural gas futures and swap contracts to manage price risk by fixing the price to be paid for natural gas on some of its long-term gas contracts. Prior to the implementation of the RCP, these futures and swap contracts were accounted for as cash flow hedges. Since the RCP was implemented in January 2005, these instruments no longer qualify for cash flow hedge accounting and any changes in their fair value have been recorded in earnings each quarter. For the nine months ended September 30, 2005, we recorded a $125 million gain associated with the increase in fair value of these instruments. This gain is also included in the total Fuel costs mark-to-market at MCV on our Consolidated Statements of Income. As a result of mark-to-market gains, we have recorded derivative assets totaling $125 million associated with the fair value of these instruments on our Consolidated Balance Sheets. The majority of these assets are expected to be realized during 2005 and 2006 as the futures and swap contracts settle, with the remainder to be realized during 2007. Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on both the long-term gas contracts and the futures and swap contracts, since gains and losses will be recorded each quarter.

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

Interest Rate Risk Sensitivity Analysis (assuming a 10 percent adverse change in market interest rates):

                                                              In Millions
                                   --------------------------------------
                                   September 30, 2005   December 31, 2004
                                   ------------------   -----------------
Variable-rate financing - before
   tax annual earnings exposure           $  2                 $  2
Fixed-rate financing - potential
   loss in fair value (a)                  149                  138

(a) Fair value exposure could only be realized if we repurchased all of our fixed-rate financing.

Commodity Price Risk Sensitivity Analysis (assuming a 10 percent adverse change in market prices):

                                                                     In Millions
                                          --------------------------------------
                                          September 30, 2005   December 31, 2004
                                          ------------------   -----------------
Potential REDUCTION in fair value:
   Gas supply option contracts                    $ 3                 $ 1
   FTRs                                             -                   -
   Derivative contracts associated with
      the MCV Partnership:
      Long-term gas contracts (a) (b)              49                  17
      Gas futures and swaps (b)                    59                  41

(a) The increased potential reduction in fair value for the MCV Partnership's long-term gas contracts is

                                                        Consumers Energy Company

     due to the increased number of contracts accounted for as derivatives as a result of the RCP.

(b) The increased potential reduction in fair value for the MCV Partnership's long-term gas contracts and gas futures and swaps is due to the significant increase in natural gas prices from December 31, 2004.

Investment Securities Price Risk Sensitivity Analysis (assuming a 10 percent adverse change in market prices):

                                                                     In Millions
                                          --------------------------------------
                                          September 30, 2005   December 31, 2004
                                          ------------------   -----------------
Potential REDUCTION in fair value of
   available-for-sale equity securities
   (SERP investments and investments in
   CMS Energy common stock)                       $6                   $5

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

For additional details on market risk and derivative activities, see Note 5, Financial and Derivative Instruments.

ACCOUNTING FOR PENSION AND OPEB

Pension: We have established external trust funds to provide retirement pension benefits to our employees under a non-contributory, defined benefit Pension Plan. We implemented a cash balance plan for certain employees hired after June 30, 2003. On September 1, 2005, we implemented the Defined Company Contribution Plan.

The Defined Company Contribution Plan provides an employer contribution of 5 percent of base pay to the existing Employees' Savings Plan. No employee contribution is required to receive the plan's employer cash contribution. All employees hired on and after September 1, 2005 participate in this plan as part of their retirement benefit program. Cash balance pension plan participants also participate in the Defined Company Contribution Plan on September 1, 2005. Additional pay credits under the cash balance pension plan were discontinued as of that date. We use SFAS No. 87 to account for pension costs.

401(k): We resumed the employer's match in CMS Energy Stock on our 401(k) Savings Plan on January 1, 2005. On September 1, 2005, employees enrolled in the company's 401(k) Savings Plan had their employer match increased from 50 percent to 60 percent on eligible contributions up to the first six percent of an employee's wages.

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

                                                        Consumers Energy Company

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

The following table provides an estimate of our pension cost, OPEB cost, and cash contributions for the next three years:

                                              In Millions
                 ----------------------------------------
Expected Costs   Pension Cost   OPEB Cost   Contributions
--------------   ------------   ---------   -------------
2006                  $89          $38           $ 81
2007                   98           34            176
2008                   93           30            109

Actual future pension cost and contributions will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the Pension Plan.

For additional details on postretirement benefits, see Note 6, Retirement Benefits.

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

CAPITAL RESOURCES AND LIQUIDITY

Our liquidity and capital requirements are a function of our results of operations, capital expenditures, contractual obligations, debt maturities, working capital needs, and collateral requirements. During the summer months, we purchase natural gas and store it for resale primarily during the winter heating season. The market price for natural gas has increased. Although our natural gas purchases are recoverable from our customers, the amount paid for natural gas stored as inventory requires additional liquidity due to the timing of the cost recoveries as gas prices increase. In addition, a few of our commodity suppliers have requested nonstandard payment terms or other forms of assurances, including margin calls, in connection with maintenance of ongoing deliveries of gas and electricity.

Our current financial plan includes controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities. Due to the adverse impact of the MCV

                                                        Consumers Energy Company

Partnership asset impairment charge recorded in September 2005, our ability to issue FMB as primary obligations or as collateral for financing is expected to be limited to $298 million for 12 months, ending September 30, 2006. Beyond 12 months, our ability to issue FMB in excess of $298 million is based on achieving a two-times FMB interest coverage rate. Nonetheless, we believe our current level of cash and revolving credit facilities, and our ability to access junior secured and unsecured borrowing capacity in the capital markets, along with anticipated cash flows from operating and investing activities, will be sufficient to meet our liquidity needs.

CASH POSITION, INVESTING, AND FINANCING

Our operating, investing, and financing activities meet consolidated cash needs. At September 30, 2005, $662 million consolidated cash was on hand, which includes $184 million of restricted cash and $416 million from the entities consolidated pursuant to FASB Interpretation No. 46. For additional details, see
Note 9, Consolidation of Variable Interest Entities.

SUMMARY OF CASH FLOWS:

                                          In Millions
                                        -------------
Nine Months Ended September 30           2005    2004
------------------------------          -----   -----
Net cash provided by (used in):
   Operating activities                 $ 677   $ 325
   Investing activities                  (547)   (431)
                                        -----   -----
Net cash provided by (used in)
   Operating and investing activities     130    (106)
   Financing activities                   177      10
                                        -----   -----
Net Increase (Decrease) in Cash and
   Cash Equivalents                     $ 307   $ (96)
                                        =====   =====

OPERATING ACTIVITIES: For the nine months ended September 30, 2005, net cash provided by operating activities increased $352 million versus the same period in 2004 due to increases in MCV gas supplier funds on deposit and accounts payable, partially offset by an increase in inventories. The increase in MCV gas supplier funds on deposit, accounts payable, and inventories is due to the effect of rising gas prices.

INVESTING ACTIVITIES: For the nine months ended September 30, 2005, net cash used in investing activities increased $116 million versus the same period in 2004 primarily due to an increase in restricted cash on hand of $129 million. The increase in restricted cash was due to an irrevocable deposit made with a trustee to permit a defeasance of our 9 percent notes by the end of the first quarter of 2006.

FINANCING ACTIVITIES: For the nine months ended September 30, 2005, net cash provided by financing activities increased $167 million versus the same period in 2004 due to an increase of $400 million in stockholder's contributions from the parent, offset by a decrease in net proceeds from borrowings of $229 million.

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

                                                        Consumers Energy Company

4, Financings and Capitalization, "FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

DIVIDEND RESTRICTIONS: For details on dividend restrictions, see Note 4, Financings and Capitalization.

DEBT CREDIT RATING: On November 1, 2005, S&P placed CMS Energy's and Consumers' debt credit ratings on CreditWatch with negative implications. S&P indicated that they expect resolution of the CreditWatch before year end 2005.

OUTLOOK

ELECTRIC BUSINESS OUTLOOK

GROWTH: We expect the growth in electric deliveries for 2005 to be approximately four percent. Summer 2005 temperatures were higher than historical averages, leading to increased demand from electric customers. Over the next five years, we expect electric deliveries to grow at an average rate of approximately two percent per year. However, such growth is dependent on a modestly growing customer base and recovery of the Michigan economy. This growth rate includes both full-service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants and other electric utilities. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to fluctuations in weather conditions and changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.

INDUSTRIAL REVENUE OUTLOOK: Our electric utility customer base includes a mix of residential, commercial, and diversified industrial customers, the largest segment of which is the automotive industry. In October 2005, Delphi Corporation (Delphi) filed for Chapter 11 bankruptcy protection. Delphi is the nation's largest automotive supplier headquartered in Troy, Michigan, and is a large industrial customer of Consumers. Our electric utility operations are not dependent upon a single customer, and we do not believe that this event will have a material adverse effect on our financial condition. We cannot, however, predict the impact of the Delphi bankruptcy filing on other automotive-related manufacturing customers or the Michigan industrial base. Continued degradation of the industrial customer base would have a negative impact on electric utility revenues.

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

We are currently planning for a reserve margin of approximately 11 percent for summer 2006, or supply resources equal to 111 percent of projected summer peak load. Of the 2006 supply resources target of 111 percent, we expect to meet approximately 98 percent from our electric generating plants and long-term power purchase contracts, and approximately 13 percent from short-term contracts, options for physical deliveries, and other agreements. We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2006 through 2007. As a result, we have recognized an asset of $6 million for unexpired capacity and energy contracts at September 30, 2005.

COAL DELIVERY DISRUPTIONS: In May 2005, western coal rail carriers experienced derailments and significant service disruptions due to heavy snow and rain conditions. These disruptions affected all shippers of western coal from Wyoming mines as well as coal producers from May 2005 through June 2005. We received notification that, under contractual Force Majeure provisions, the coal tonnage not

                                                        Consumers Energy Company

delivered during this period will not be made up. According to recent announcements, rail repairs will extend through November 2005. Although we expect some impact on coal shipments during the repair period, we expect our inventories will remain within historical levels, at least during the upcoming winter period, though at lower levels than planned before the disruptions occurred. Based on our present delivery experience, projections, and inventory, we believe we will have adequate coal supply to allow for normal dispatch of our coal-fired generating units.

ENERGY MARKET DEVELOPMENT: The MISO began operating the Midwest Energy Market on April 1, 2005. The Midwest Energy Market includes a day-ahead and real-time energy market and centralized generation dispatch for market participants. We are a participant in this energy market. The intention of this market is to meet load requirements in the region reliably and efficiently, to improve management of congestion on the grid, and to centralize dispatch of generation throughout the region. The MISO is now responsible for the reliability and economic dispatch in the entire MISO area, which covers parts of 15 states and Manitoba, including our service territory. We are presently evaluating what financial impact, if any, these changes are having on our operations.

The settlement of charges for each operating day of the Midwest Energy Market invokes the issuance of multiple settlement statements over a 155-day period. This extended settlement period is designed to allow for adjustments associated with the receipt of complete billing information and other adjustments. When adjustments are necessary, the MISO bills market participants on a retroactive basis, covering several months. We record adjustments as appropriate when the MISO notifies us of the revised amounts. The revised amounts may result in either a positive or a negative expense adjustment. We cannot predict the amount or timing of any MISO billing adjustments.

RENEWABLE RESOURCES PROGRAM: In January 2005, in collaboration with the MPSC, we established a renewable resources program. Under the RRP, we purchase energy from approved renewable sources, which include solar, wind, geothermal, biomass, and hydroelectric suppliers. Customers are able to participate in the RRP in accordance with tariffs approved by the MPSC. The MPSC has authorized recovery of above-market costs for the RRP by establishing a fund that consists of an annual contribution from savings generated by the RCP, a surcharge imposed by the MPSC on all customers, and contributions from customers that choose to participate in the RRP. In February 2005, the Attorney General filed appeals of the MPSC orders providing funding for the RRP in the Michigan Court of Appeals. In August 2005, we secured long-term renewable energy supply contracts. In October 2005, the MPSC issued an order approving these new supply contracts.

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

In June 2005, the MPSC Staff filed its position in this case, recommending a base rate increase of $98 million. The MPSC Staff also recommended an 11.25 percent return on equity to establish rates and recognized all of our projected equity investment (infusions and retained earnings) in 2006. In August 2005, we revised our request for an annual increase in revenues to approximately $197 million, and the MPSC Staff revised its recommendation to $100 million. In October 2005, the ALJ issued a proposal for decision recommending a base rate increase of $112 million and an 11.25 percent authorized return on equity. We expect a final order from the MPSC in late 2005. If approved as requested, the rate increase would go into effect in January 2006 and would apply to all retail electric customers. We cannot predict

                                                        Consumers Energy Company

the amount or timing of the rate increase, if any, which the MPSC will approve.

BURIAL OF OVERHEAD POWER LINES: In September 2004, the Michigan Court of Appeals upheld a lower court decision that requires Detroit Edison to obey a municipal ordinance enacted by the City of Taylor, Michigan. The ordinance requires Detroit Edison to bury a section of its overhead power lines at its own expense. Detroit Edison filed an appeal with the Michigan Supreme Court. Unless overturned by the Michigan Supreme Court, the decision could encourage other municipalities to adopt similar ordinances, as has occurred or is under discussion in a few municipalities in our service territory. If incurred, we would seek recovery of these costs from our customers located in the municipality affected, subject to MPSC approval. This case has potentially broad ramifications for the electric utility industry in Michigan. In a similar matter, in May 2005, we filed a request with the MPSC that asks the MPSC to rule that the City of East Grand Rapids, Michigan must pay for the relocation of electric utility facilities required by an ordinance adopted by the city. In September 2005, we reached a settlement of this particular dispute with the City of East Grand Rapids, which is in the process of finalization. In October 2005, the Michigan Supreme Court issued an order in which it agreed to review the lower court's decision in the City of Taylor matter. The Court also established a briefing schedule. At this time, we cannot predict the outcome of the broader issues addressed in the City of Taylor matter.

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

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.3 percent. As of September 2005, we have incurred $589 million in capital expenditures to comply with these regulations and anticipate that the remaining $226 million of capital expenditures will be made in 2005 through 2011. These expenditures include installing selective catalytic reduction technology at four of our coal-fired electric plants. In addition to modifying the coal-fired electric plants, we expect to utilize nitrogen oxide emissions allowances for years 2006 through 2008, of which 90 percent have been obtained. The cost of the allowances is estimated to average $5 million per year for 2006 through 2008. The estimated costs are based on the average cost of the purchased, allocated, and exchanged allowances. The need for allowances will decrease after 2006 with the installation of selective catalytic control technology. The cost of the allowances is accounted for as inventory. The allowance inventory is expensed as the coal-fired electric generating units emit nitrogen oxide.

                                                        Consumers Energy Company

The EPA recently adopted a Clean Air Interstate Rule that requires additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of sulfur dioxide by 71 percent and nitrogen oxides by 63 percent by 2015. The final rule will require that we run our Selective Catalytic Reduction units year-round beginning in 2009 and may require that we purchase additional nitrogen oxide allowances beginning in 2009. In addition to the selective catalytic reduction control technology installed to meet the Nitrogen Oxide State Implementation Plan, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers are to be installed by 2014 to meet the Phase I reduction requirements of the Clean Air Interstate Rule at a cost near that of the Nitrogen Oxide State Implementation Plan.

In May 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric power plants by 2010 and further reductions by 2018. While the industry has not reached a consensus on the technical methods for curtailing mercury emissions, our capital and operating costs for mercury emissions reductions are expected to be significantly less than what is required for nitrogen oxide compliance.

In August 2005, the MDEQ filed a Motion to Intervene in a court challenge to certain aspects of EPA's Clean Air Mercury Rule, asserting that the rule is inadequate. The MDEQ has not indicated the direction that it will pursue to meet or exceed the EPA requirements through a state rulemaking. We are actively participating in dialog with the MDEQ regarding potential paths for controlling mercury emissions and meeting the EPA requirements. In October 2005, the EPA announced it would reconsider certain aspects of the Clean Air Mercury Rule. We cannot predict the outcome of this proceeding.

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

For additional details on electric environmental matters, see Note 3, Contingencies, "Electric Contingencies - Electric Environmental Matters."

COMPETITION AND REGULATORY RESTRUCTURING: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. As of October 2005, alternative electric suppliers are providing 754 MW of generation service to ROA customers. This amount represents a decrease of 14 percent compared to October 2004, and 10 percent of our total distribution load. Current trends indicate a continued reduction in ROA load loss. However, it is difficult to predict future ROA customer trends.

                                                        Consumers Energy Company

Implementation Costs: In June 2005, the MPSC issued an order that authorizes us to recover implementation costs incurred during 2002 and 2003 totaling $6 million, plus the cost of money through the period of collection.

We are also pursuing authorization at the FERC for the MISO to reimburse us for Alliance RTO development costs. Included in this amount is $2 million that the MPSC did not approve as part of our 2002 implementation costs application. The FERC denied our request for reimbursement, and we are appealing the FERC ruling at the United States Court of Appeals for the District of Columbia. We cannot predict the amount, if any, the FERC will approve as recoverable.

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

For additional details and material changes relating to the restructuring of the electric utility industry and electric rate matters, see Note 3, Contingencies, "Electric Restructuring Matters," and "Electric Rate Matters."

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

The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate that cash underrecoveries of capacity and fixed energy payments will aggregate $150 million from 2005 through 2007. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The effect of any such action would be to:

     - reduce cash flow to the MCV Partnership, which could have an adverse effect on the MCV Partnership's financial performance, and

     -    eliminate our underrecoveries of capacity and fixed energy payments.

The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the financial performance of the MCV Partnership.

Further, under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Natural gas prices have

                                                        Consumers Energy Company

increased substantially in recent years and throughout 2005. In the third quarter of 2005, the MCV Partnership reevaluated the economics of operating the MCV Facility and determined that an impairment was required. If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its financial obligations under the sale and leaseback transactions and other contracts. We are evaluating various alternatives in order to develop a new long-term strategy with respect to the MCV Facility. For additional details on the impairment of the MCV Facility, see Note 2, Asset Impairment Charges.

For additional details on the MCV Partnership, see Note 3, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

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

Palisades: In August 2005, the NRC completed its performance review of the Palisades Nuclear Plant for the first half of the calendar year 2005. The NRC determined that Palisades was operated in a manner that preserved public health and safety and met all of the NRC's specific "cornerstone objectives." As of August 2005, all inspection findings were classified as having very low safety significance and all performance indicators show performance at a level requiring no additional oversight. Based on the plant's performance, only regularly scheduled inspections are planned through March 31, 2007.

The amount of spent nuclear fuel at Palisades exceeds the plant's temporary onsite wet storage pool capacity. We are using dry casks for temporary onsite dry storage to supplement the wet storage pool capacity. As of September 2005, we have loaded 22 dry casks with spent nuclear fuel.

Palisades' current license from the NRC expires in 2011. In March 2005, the NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. Certain parties are seeking to intervene and have requested a hearing on the application. The NRC has stated that it expects to take 22-30 months to review a license renewal application. We expect a decision from the NRC in 2007.

Palisades, like other nuclear plants, has experienced cracking in reactor head nozzle penetrations. Repairs to two nozzles were made in 2004. We have authorized the purchase of a replacement reactor vessel closure head. The replacement head is being manufactured and is scheduled to be installed in 2007.

For additional information on nuclear plant decommissioning at Big Rock and Palisades, see Note 3, Contingencies, "Other Electric Contingencies - Nuclear Plant Decommissioning."

Spent nuclear fuel complaint: In March 2003, the Michigan Environmental Council, the Public Interest Research Group in Michigan, and the Michigan Consumer Federation filed a complaint with the MPSC, which was served on us by the MPSC in April 2003. The complaint asks the MPSC to initiate a generic investigation and contested case to review all facts and issues concerning costs associated with spent nuclear fuel storage and disposal. The complaint seeks a variety of relief with respect to Consumers, Detroit Edison, Indiana & Michigan Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Service Corporation. The complaint states that amounts collected from customers for spent nuclear fuel storage and disposal should be placed in an independent trust. The complaint also asks the MPSC to take additional actions. In May 2003, Consumers and other named utilities each filed motions to dismiss the complaint. In September 2005, the MPSC dismissed the complaint.

                                                        Consumers Energy Company

GAS BUSINESS OUTLOOK

GROWTH: Over the next five years, we expect gas deliveries to be relatively flat. Actual gas deliveries in future periods may be affected by:

     -    fluctuations in weather patterns,

     -    use by independent power producers,

     -    competition in sales and delivery,

     -    changes in gas commodity prices,

     -    Michigan economic conditions,

     -    the price of competing energy sources or fuels, and

     -    gas consumption per customer.

In February 2004, we filed an application with the MPSC for a Certificate of Public Convenience and Necessity to construct a 25-mile gas transmission pipeline in northern Oakland County. The project is necessary to meet estimated peak load beginning in the winter of 2005-2006. We started construction of Phase I of the pipeline in June 2005 and expect Phase I to be completed and in service by November 2005. We anticipate completion of Phase II of the project in 2008.

In October 2004, we filed an application with the MPSC for a Certificate of Public Convenience and Necessity to construct a 10.8-mile gas transmission pipeline in northwestern Wayne County. The project is necessary to meet the projected capacity demands beginning in the winter of 2007. In August 2005, the MPSC issued an order approving the application. Construction of the pipeline is expected to begin in spring of 2006.

GAS BUSINESS UNCERTAINTIES

Several gas business trends or uncertainties may affect our financial results and conditions. These trends or uncertainties could have a material impact on revenues or income from gas operations.

GAS ENVIRONMENTAL ESTIMATES: We expect to incur investigation and remedial action costs at a number of sites, including 23 former manufactured gas plant sites. For additional details, see Note 3, Contingencies, "Gas Contingencies - Gas Environmental Matters."

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs for prudency in an annual reconciliation proceeding. For additional details on gas cost recovery, see Note 3, Contingencies, "Gas Rate Matters - Gas Cost Recovery."

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

                                                        Consumers Energy Company

The MPSC has directed us to file our next gas depreciation case within 90 days after the latter of:

     -    the removal cost study filing, or

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

As part of this filing, we also requested interim rate relief of $75 million. The MPSC Staff and intervenors filed interim rate relief testimony on October 31, 2005. In its testimony, the MPSC Staff recommended granting interim rate relief of $38 million.

EMERGENCY RULES REGARDING BILLING PRACTICES: On October 18, 2005, the MPSC issued an order adopting emergency rules, effective November 1, 2005 through March 31, 2006, regarding billing practices for retail customers of electric and gas utilities subject to the MPSC's jurisdiction. The emergency rules are to address the expected substantial increase in heating costs this winter. The emergency rules address billing cycles, fees, deposits, shutoffs and collection of unpaid bills. We are analyzing the potential impact of these emergency rules.

OTHER OUTLOOK

COLLECTIVE BARGAINING AGREEMENTS: Approximately 46 percent of our employees are represented by the Utility Workers Union of America. The Union represents operating, maintenance, and construction employees and call center employees. The collective bargaining agreement with the Union for operating, maintenance, and construction employees expired on June 1, 2005 and the collective bargaining agreement with the Union for call center employees expired on August l, 2005. In both cases, new 5-year agreements were reached with the Union and ratified by their membership.

MCV IMPAIRMENT: As a result of the impairment of the MCV Facility, we may be required to reduce the amount of equity investment included in our electric and gas rate cases. This could impact our requested annual revenue requirements. However, we cannot predict the amount, if any, of such reduction. For additional information on the impairment of the MCV Facility, see Note 2, Asset Impairment Charges.

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

                                                        Consumers Energy Company

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

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                             ------------------   -----------------
SEPTEMBER 30                                                                    2005    2004        2005      2004
------------                                                                   ------   ----       ------   -------
                                                                                                        In Millions
OPERATING REVENUE                                                              $1,025   $885       $3,673   $3,355

EARNINGS FROM EQUITY METHOD INVESTEES                                               1      1            1        1

OPERATING EXPENSES
   Fuel for electric generation                                                   183    194          494      524
   Fuel costs mark-to-market at MCV                                              (197)     -         (367)      (6)
   Purchased and interchange power                                                145     71          272      171
   Purchased power - related parties                                               19     18           50       49
   Cost of gas sold                                                               133     89        1,115      947
   Cost of gas sold - related parties                                               -      -            -        1
   Other operating expenses                                                       212    181          601      529
   Maintenance                                                                     53     56          155      163
   Depreciation, depletion and amortization                                       113    104          369      335
   General taxes                                                                   46     51          164      163
   Asset impairment charges                                                     1,184      -        1,184        -
                                                                               ------   ----       ------   ------
                                                                                1,891    764        4,037    2,876
                                                                               ------   ----       ------   ------
OPERATING INCOME (LOSS)                                                          (865)   122         (363)     480

OTHER INCOME (DEDUCTIONS)
   Accretion expense                                                                -     (1)          (1)      (3)
   Interest and dividends                                                           9      4           24       11
   Gain on asset sales, net                                                         -      1            -        1
   Regulatory return on capital expenditures                                       17     10           48       28
   Other income                                                                     6      3           16        7
   Other expense                                                                   (2)    (2)         (10)      (4)
                                                                               ------   ----       ------   ------
                                                                                   30     15           77       40
                                                                               ------   ----       ------   ------
INTEREST CHARGES
   Interest on long-term debt                                                      70     70          217      215
   Interest on long-term debt - related parties                                     3     11           12       33
   Other interest                                                                   -      4            4       11
   Capitalized interest                                                            (1)    (2)          (3)      (5)
                                                                               ------   ----       ------   ------
                                                                                   72     83          230      254
                                                                               ------   ----       ------   ------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS                         (907)    54         (516)     266

MINORITY INTERESTS                                                               (483)     1         (386)      12
                                                                               ------   ----       ------   ------
INCOME (LOSS) BEFORE INCOME TAXES                                                (424)    53         (130)     254

INCOME TAX (BENEFIT) EXPENSE                                                     (148)    19          (44)      91
                                                                               ------   ----       ------   ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE         (276)    34          (86)     163

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR RETIREMENT BENEFITS,

   NET OF $- TAX BENEFIT IN 2004                                                    -      -            -       (1)
                                                                               ------   ----       ------   ------
NET INCOME (LOSS)                                                                (276)    34          (86)     162
PREFERRED STOCK DIVIDENDS                                                           -      -            1        1
                                                                               ------   ----       ------   ------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDER                              $ (276)  $ 34       $  (87)  $  161
                                                                               ======   ====       ======   ======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

\                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                          -----------------
SEPTEMBER 30                                                                 2005     2004
------------                                                               -------   ------
                                                                                In Millions
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                          $   (86)  $ 162
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation, depletion and amortization (includes nuclear
            decommissioning of $4 per period)                                  369     335
         Gain on sale of assets                                                  -      (1)
         Regulatory return on capital expenditures                             (48)    (28)
         Minority interest                                                    (386)     12
         Fuel costs mark-to-market at MCV                                     (367)     (6)
         Asset impairment charges                                            1,184       -
         Property tax, capital lease and other amortization                    138     132
         Cumulative effect of change in accounting                               -       1
         Changes in assets and liabilities:
            Increase in accounts receivable and accrued revenue                (44)    (13)
            Increase in inventories                                           (351)   (273)
            Increase in accounts payable                                       140      27
            Decrease in accrued expenses                                      (153)   (130)
            Increase in MCV gas supplier funds on deposit                      275      16
            Deferred income taxes and investment tax credit                    (97)     91
            Decrease (increase) in other current and non-current assets         66     (17)
            Increase in other current and non-current liabilities               37      17
                                                                           -------   -----
         Net cash provided by operating activities                         $   677   $ 325
                                                                           -------   -----

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures (excludes assets placed under capital lease)       $  (419)  $(368)
   Cost to retire property                                                     (57)    (53)
   Restricted cash on hand                                                    (163)    (34)
   Investments in nuclear decommissioning trust funds                           (5)     (4)
   Proceeds from nuclear decommissioning trust funds                            31      35
   Proceeds from short-term investments                                        145     717
   Purchase of short-term investments                                         (141)   (726)
   Maturity of MCV restricted investment securities held-to-maturity           316     592
   Purchase of MCV restricted investment securities held-to-maturity          (267)   (592)
   Cash proceeds from sale of assets                                             1       2
   Other investing                                                              12       -
                                                                           -------   -----
         Net cash used in investing activities                             $  (547)  $(431)
                                                                           -------   -----

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                                $   910   $ 828
   Retirement of long-term debt                                             (1,020)   (717)
   Payment of common stock dividends                                          (207)   (187)
   Payment of preferred stock dividends                                         (1)     (2)
   Payment of capital and finance lease obligations                            (26)    (41)
   Stockholder's contribution                                                  550     150
   Debt issuance costs and financing fees                                      (29)    (21)
                                                                           -------   -----
         Net cash provided by financing activities                         $   177   $  10
                                                                           -------   -----

Net Increase (Decrease) in Cash and Cash Equivalents                       $   307   $ (96)

Cash and Cash Equivalents from Effect of Revised FASB
   Interpretation No. 46  Consolidation                                          -     174

Cash and Cash Equivalents, Beginning of Period                                 171      46
                                                                           -------   -----
Cash and Cash Equivalents, End of Period                                   $   478   $ 124
                                                                           =======   =====

                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30
                                                                          2005   DECEMBER 31
                                                                   (UNAUDITED)          2004
                                                                  ------------   -----------
                                                                                 In Millions
ASSETS

PLANT AND PROPERTY (AT COST)
   Electric                                                          $ 8,129       $ 7,967
   Gas                                                                 3,066         2,995
   Other                                                                 222         2,523
                                                                     -------       -------
                                                                      11,417        13,485
   Less accumulated depreciation, depletion and amortization           4,756         5,665
                                                                     -------       -------
                                                                       6,661         7,820
   Construction work-in-progress                                         489           353
                                                                     -------       -------
                                                                       7,150         8,173
                                                                     -------       -------

INVESTMENTS
   Stock of affiliates                                                    37            25
   Other                                                                   8            19
                                                                     -------       -------
                                                                          45            44
                                                                     -------       -------

CURRENT ASSETS
   Cash and cash equivalents at cost, which approximates market          478           171
   Short-term investments at cost, which approximates market               -             4
   Restricted cash                                                       184            21
   Accounts receivable, notes receivable and accrued revenue,
      less allowances of $10 and $10, respectively                       413           374
   Accounts receivable - related parties                                  10            18
   Inventories at average cost
      Gas in underground storage                                       1,172           855
      Materials and supplies                                              70            67
      Generating plant fuel stock                                         97            66
   Deferred property taxes                                               115           165
   Regulatory assets - postretirement benefits                            19            19
   Derivative instruments                                                380            96
   Other                                                                  50            95
                                                                     -------       -------
                                                                       2,988         1,951
                                                                     -------       -------

NON-CURRENT ASSETS
   Regulatory Assets
      Securitized costs                                                  571           604
      Additional minimum pension                                         466           372
      Postretirement benefits                                            122           139
      Capital expenditures return                                        201           141
      Abandoned Midland Project                                            9            10
      Other                                                              461           411
   Nuclear decommissioning trust funds                                   555           575
   Other                                                                 493           391
                                                                     -------       -------
                                                                       2,878         2,643
                                                                     -------       -------
TOTAL ASSETS                                                         $13,061       $12,811
                                                                     =======       =======

STOCKHOLDER'S EQUITY AND LIABILITIES

                                                             SEPTEMBER 30
                                                                 2005       DECEMBER 31
                                                              (UNAUDITED)       2004
                                                             ------------   -----------
                                                                            In Millions
CAPITALIZATION
   Common stockholder's equity
   Common stock, authorized 125.0 shares; outstanding
      84.1 shares for all periods                               $   841       $   841
   Paid-in capital                                                1,482           932
   Accumulated other comprehensive income                            76            31
   Retained earnings since December 31, 1992                        314           608
                                                                -------       -------
                                                                  2,713         2,412

   Preferred stock                                                   44            44

   Long-term debt                                                 4,310         4,000
   Long-term debt - related parties                                   -           326
   Non-current portion of capital leases and finance lease
      obligations                                                   299           315
                                                                -------       -------
                                                                  7,366         7,097
                                                                -------       -------
MINORITY INTERESTS                                                  322           657
                                                                -------       -------
CURRENT LIABILITIES
   Current portion of long-term debt, capital leases and
      finance leases                                                111           147
   Current portion of long-term debt - related parties              129           180
   Accounts payable                                                 410           267
   Accounts payable - related parties                                11            14
   Accrued interest                                                  59            83
   Accrued taxes                                                    133           254
   Deferred income taxes                                             48            20
   MCV gas supplier funds on deposit                                295            20
   Other                                                            233           218
                                                                -------       -------
                                                                  1,429         1,203
                                                                -------       -------
NON-CURRENT LIABILITIES
   Deferred income taxes                                          1,240         1,350
   Regulatory Liabilities
      Regulatory liabilities for cost of removal                  1,097         1,044
      Income taxes, net                                             369           357
      Other                                                         174           173
   Postretirement benefits                                          367           207
   Asset retirement obligations                                     434           436
   Deferred investment tax credit                                    75            79
   Other                                                            188           208
                                                                -------       -------
                                                                  3,944         3,854
                                                                -------       -------
COMMITMENTS AND CONTINGENCIES (Notes 3, 4, and 5)
TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                      $13,061       $12,811
                                                                =======       =======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                       ------------------   --------------------
SEPTEMBER 30                                                             2005     2004       2005        2004
------------                                                            ------   ------     ------   -----------
                                                                                                     In Millions
COMMON STOCK
   At beginning and end of period (a)                                   $  841   $  841     $  841     $  841
                                                                        ------   ------     ------     ------
OTHER PAID-IN CAPITAL
   At beginning of period                                                1,482      682        932        682
   Stockholder's contribution                                                -      150        550        150
                                                                        ------   ------     ------     ------
      At end of period                                                   1,482      832      1,482        832
                                                                        ------   ------     ------     ------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Minimum Pension Liability
   At beginning of period                                                   (2)       -         (1)         -
   Minimum pension liability adjustment (b)                                  -       (1)        (1)        (1)
                                                                        ------   ------     ------     ------
      At end of period                                                      (2)      (1)        (2)        (1)
                                                                        ------   ------     ------     ------
   Investments
      At beginning of period                                                18       10         12          9
      Unrealized gain on investments (b)                                     3        -          9          1
                                                                        ------   ------     ------     ------
      At end of period                                                      21       10         21         10
                                                                        ------   ------     ------     ------
   Derivative Instruments
      At beginning of period                                                32       16         20          8
      Unrealized gain on derivative instruments (b)                         27       14         50         27
      Reclassification adjustments included in net income (loss) (b)        (2)      (1)       (13)        (6)
                                                                        ------   ------     ------     ------
      At end of period                                                      57       29         57         29
                                                                        ------   ------     ------     ------
Total Accumulated Other Comprehensive Income                                76       38         76         38
                                                                        ------   ------     ------     ------
RETAINED EARNINGS
   At beginning of period                                                  630      543        608        521
   Net income (loss)                                                      (276)      34        (86)       162
   Cash dividends declared - Common Stock                                  (40)     (82)      (207)      (187)
   Cash dividends declared - Preferred Stock                                 -        -         (1)        (1)
                                                                        ------   ------     ------     ------
      At end of period                                                     314      495        314        495
                                                                        ------   ------     ------     ------

TOTAL COMMON STOCKHOLDER'S EQUITY                                       $2,713   $2,206     $2,713     $2,206
                                                                        ======   ======     ======     ======

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)  Disclosure of Other Comprehensive Income (Loss):

Minimum Pension Liabilityr
   Minimum pension liability adjustment, net of tax of
      $-, $(1), $-, and $(1), respectively                              $   -    $(1)   $ (1)   $ (1)
Investments
   Unrealized gain on investments, net of tax of
      $2, $-, $5, and $1, respectively                                      3      -       9       1
Derivative Instruments
   Unrealized gain on derivative instruments, net of tax of
      $15, $7, $27, and $14, respectively                                  27     14      50      27
   Reclassification adjustments included in net income, net of tax of
      $(1), $(1), $(7), and $(3), respectively                             (2)    (1)    (13)     (6)
Net income (loss)                                                        (276)    34     (86)    162
                                                                        -----    ---    ----    ----
Total Other Comprehensive Income (Loss)                                 $(248)   $46    $(41)   $183
                                                                        =====    ===    ====    ====

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

1: CORPORATE STRUCTURE AND ACCOUNTING POLICIES

CORPORATE STRUCTURE: Consumers, a subsidiary of CMS Energy, a holding company, is a combination electric and gas utility company serving Michigan's Lower Peninsula. Our customer base includes a mix of residential, commercial, and diversified industrial customers, the largest segment of which is the automotive industry. We manage our business by the nature of services each provides and operate principally in two business segments: electric utility and gas utility.

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

                                                        Consumers Energy Company

OTHER INCOME AND OTHER EXPENSE: The following tables show the components of Other income and Other expense:

                                                                            In Millions
                                                 --------------------------------------
                                                 Three Months Ended   Nine Months Ended
                                                 ------------------   -----------------
September 30                                         2005   2004         2005   2004
------------                                         ----   ----         ----   ----
Other income
   Electric restructuring return                      $ 1    $ 2          $ 5    $ 5
   Return on stranded and security costs                1      -            4      1
   Nitrogen oxide allowance sales                       1      -            2      -
   Gain on stock                                        -      -            1      -
   All other                                            3      1            4      1
                                                      ---    ---          ---    ---
Total other income                                    $ 6    $ 3          $16    $ 7
                                                      ===    ===          ===    ===

                                                                 In Millions
                                      --------------------------------------
                                      Three Months Ended   Nine Months Ended
                                      ------------------   -----------------
September 30                              2005   2004         2005   2004
------------                              ----   ----         ----   ----
Other expense
   Loss on reacquired debt                $ -    $ -          $ (6)  $ -
   Civic and political expenditures        (1)    (1)           (2)   (2)
   Loss on SERP investment                 (1)    (1)           (1)   (1)
   Other                                    -      -            (1)   (1)
                                          ---    ---          ----   ---
Total other expense                       $(2)   $(2)         $(10)  $(4)
                                          ===    ===          ====   ===

RECLASSIFICATIONS: Certain prior year amounts have been reclassified for comparative purposes. These reclassifications did not affect consolidated net income for the years presented.

2: ASSET IMPAIRMENT CHARGES

We evaluate potential impairments of our investments in long-lived assets, other than goodwill, based on various analyses, including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of the investment or asset exceeds its estimated undiscounted future cash flows, an impairment loss is recognized and the investment or asset is written down to its estimated fair value. In the third quarter of 2005, we recorded Asset Impairment charges of $1.184 billion on our Consolidated Statements of Income. These charges reduced our third quarter 2005 net income by $385 million.

The MCV Partnership's costs of producing electricity are tied to the price of natural gas, but its revenues do not vary with changes in the price of natural gas. While the average forward price of natural gas has increased steadily from 2002 through the second quarter of 2005, it remained at a level that suggested the MCV Partnership's operating cash flow would be sufficient to provide for the recovery of its assets. However, unforeseen natural and economic events in the third quarter of 2005 caused a substantial upward spike in NYMEX forward natural gas prices for the years 2005 through 2010. Additionally, other independent natural gas long-term forward price forecasting organizations indicated their

                                                        Consumers Energy Company

intention to raise their forecasts for the price of natural gas generally over the entire long-term forecast horizon beyond 2010. Our analysis and assessment of this new information suggests that forward natural gas prices for the period from 2006 through 2010 will average approximately $9 per mcf. This compares to the second quarter 2005 NYMEX-quoted average prices for the same forward period of approximately $7.50 per mcf. Further, this new information indicates that natural gas prices will average approximately $6.50 per mcf over the long term beyond 2010. As a result, the MCV Partnership reevaluated the economics of operating the MCV Facility and determined that an impairment analysis, considering revised forward natural gas price assumptions, was required. In its impairment analysis, the MCV Partnership determined the fair value of its fixed assets by discounting a set of probability-weighted streams of future operating cash flows at a 4.3 percent risk free interest rate. The carrying value of the MCV Partnership's fixed assets exceeded the estimated fair value by $1.159 billion. In the third quarter of 2005, the MCV Partnership recorded an impairment charge of $1.159 billion to recognize the reduction in fair value of the MCV Facility's fixed assets. As a result, our net income was reduced by $369 million after considering tax effects and minority interest. The MCV Partnership's fixed assets, which are included on our Consolidated Balance Sheets, after reflecting the impairment charge, are valued at $219 million at September 30, 2005.

If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its financial obligations under the sale and leaseback transactions and other contracts.

Our 49 percent interest in the MCV Partnership is held through our wholly-owned subsidiary, CMS Midland. The severe adverse change in the anticipated economics of the MCV Partnership operations discussed within this Note also led to our decision to impair certain assets carried on the balance sheet of CMS Midland. These assets represented interest capitalized during the construction of the MCV Facility, which were being amortized over the life of the MCV Facility. In the third quarter of 2005, we recorded an impairment charge of $25 million ($16 million, net of tax) to reduce the carrying amount of these assets to zero.

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

                                                        Consumers Energy Company

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

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.3 percent. As of September 2005, we have incurred $589 million in capital expenditures to comply with these regulations and anticipate that the remaining $226 million of capital expenditures will be made in 2005 through 2011. These expenditures include installing selective catalytic reduction technology at four of our coal-fired electric plants. In addition to modifying the coal-fired electric plants, we expect to utilize nitrogen oxide emissions allowances for years 2006 through 2008, of which 90 percent have been obtained. The cost of the allowances is estimated to average $5 million per year

                                                        Consumers Energy Company

for 2006 through 2008. The estimated costs are based on the average cost of the purchased, allocated, and exchanged allowances. The need for allowances will decrease after 2006 with the installation of selective catalytic control technology. The cost of the allowances is accounted for as inventory. The allowance inventory is expensed as the coal-fired electric generating units emit nitrogen oxide.

The EPA recently adopted a Clean Air Interstate Rule that requires additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of sulfur dioxide by 71 percent and nitrogen oxides by 63 percent by 2015. The final rule will require that we run our Selective Catalytic Reduction units year round beginning in 2009 and may require that we purchase additional nitrogen oxide allowances beginning in 2009. In addition to the selective catalytic reduction control technology installed to meet the Nitrogen Oxide State Implementation Plan, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers are to be installed by 2014 to meet the Phase I reduction requirements of the Clean Air Interstate Rule at a cost near that of the Nitrogen Oxide State Implementation Plan.

In May 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric power plants by 2010 and further reductions by 2018. While the industry has not reached a consensus on the technical methods for curtailing mercury emissions, our capital and operating costs for mercury emissions reductions are expected to be significantly less than what is required for nitrogen oxide compliance.

In August 2005, the MDEQ filed a Motion to Intervene in a court challenge to certain aspects of EPA's Clean Air Mercury Rule, asserting that the rule is inadequate. The MDEQ has not indicated the direction that it will pursue to meet or exceed the EPA requirements through a state rulemaking. We are actively participating in dialog with the MDEQ regarding potential paths for controlling mercury emissions and meeting the EPA requirements. In October 2005, the EPA announced it would reconsider certain aspects of the Clean Air Mercury Rule. We cannot predict the outcome of this proceeding.

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

We are a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on past experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $9 million. At September 30, 2005, we have recorded a liability for the minimum amount of our estimated Superfund liability.

In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at the Ludington Pumped Storage facility. We removed and replaced part of the PCB material. We have proposed a plan to deal with the remaining materials and are awaiting a response from the EPA.

                                                        Consumers Energy Company

MCV Environmental Issue: On July 12, 2004, the MDEQ, Air Control Division, issued the MCV Partnership a Letter of Violation asserting that the MCV Facility violated its Air Use Permit to Install (PTI) by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format. The MCV Partnership has declared five of the six duct burners in the MCV Facility as unavailable for operational use (which reduces the generation capability of the MCV Facility by approximately 100 MW) and is assessing the duct burner issue and has begun other corrective action to address the MDEQ's assertions. The one available duct burner was tested in April 2005 and its emissions met permitted levels due to the unique configuration of that particular unit. The MCV Partnership disagrees with certain of the MDEQ's assertions. The MCV Partnership filed a response to address this MDEQ letter in July 2004. On December 13, 2004, the MDEQ informed the MCV Partnership that it was pursuing an escalated enforcement action against the MCV Partnership regarding the alleged violations of the MCV Facility's PTI. The MDEQ also stated that the alleged violations are deemed federally significant and, as such, placed the MCV Partnership on the EPA's High Priority Violators List (HPVL). The MDEQ and the MCV Partnership are pursuing voluntary settlement of this matter, which will satisfy state and federal requirements and remove the MCV Partnership from the HPVL. Any such settlement is likely to involve a fine, but at this time, the MDEQ has not stated what, if any, fine they will seek to impose. At this time, the MCV Partnership management cannot predict the financial impact or outcome of this issue.

On July 13, 2004, the MDEQ, Water Division, issued the MCV Facility a Notice Letter asserting the MCV Facility violated its National Pollutant Discharge Elimination System (NPDES) Permit by discharging heated process wastewater into the storm water system, failure to document inspections, and other minor infractions (alleged NPDES violations). In August 2004, the MCV Partnership filed a response to the MDEQ letter covering the remediation for each of the MDEQ's alleged violations. On October 17, 2005, the MDEQ, Water Bureau, issued the MCV Partnership a Compliance Inspection report, which listed several minor violations and concerns that needed to be addressed by the MCV Facility. This report was the result of an inspection of the MCV Facility in September 2005, which was conducted for compliance and review of the Storm Water Pollution Prevention Plans (SWPPP). All items have been addressed or corrected and the MCV Partnership has committed to updating its SWPPP by December 1, 2005. The MCV Partnership management believes that once it files its updated SWPPP it will have resolved all issues associated with the Notice Letter and Compliance Inspection and does not expect any further MDEQ actions on these matters.

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

The eight plaintiff qualifying facilities have appealed the dismissal of the circuit court case to the Michigan Court of Appeals. The qualifying facilities have also appealed the February 2005 MPSC order in the 2004 PSCR plan case to the Michigan Court of Appeals, and have initiated separate legal actions in federal district court and at the FERC concerning the energy charge calculation issue. In June 2005, the FERC issued a notice of intent not to act on this issue. In October 2005, the federal district court dismissed the case. We cannot predict the outcome of the remaining appeals.

ELECTRIC RESTRUCTURING MATTERS

ELECTRIC ROA: We cannot predict the total amount of electric supply load that may be lost to alternative electric suppliers. As of October 2005, alternative electric suppliers are providing 754 MW of generation service to ROA customers. This amount represents a decrease of 14 percent compared to October 2004, and 10 percent of our total distribution load.

                                                        Consumers Energy Company

ELECTRIC RESTRUCTURING PROCEEDINGS: Below is a discussion of our electric restructuring proceedings.

The following chart summarizes our electric restructuring filings with the MPSC:

                                    Year(s)      Years         Requested
Proceeding                           Filed      Covered         Amount                                Status
----------                           -----       ------        ---------                              ------
Stranded Costs                     2002-2004   2000-2003   $137 million (a)   The MPSC ruled that we experienced zero Stranded Costs
                                                                              for 2000 through 2001. The MPSC approved recovery of
                                                                              $63 million in Stranded Costs for 2002 through 2003,
                                                                              plus the cost of money through the period of
                                                                              collection.

Implementation Costs               1999-2004   1997-2003   $91 million (b)    The MPSC allowed $68 million for the years 1997-2001,
                                                                              plus the cost of money through the period of
                                                                              collection. The MPSC allowed $6 million for the years
                                                                              2002-2003, plus the cost of money through the period
                                                                              of collection.

Section 10d(4) Regulatory Assets      2004     2000-2005   $628 million       Application filed with the MPSC in October 2004.

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

                                                        Consumers Energy Company

As allowed by the Customer Choice Act, we accrue and defer for recovery a portion of our Section 10d(4) Regulatory Assets. In March 2005, the MPSC Staff filed testimony recommending the MPSC approve recovery of approximately $323 million in Section 10d(4) costs, which includes the cost of money through the period of collection. In June 2005, the ALJ issued a proposal for decision recommending that the MPSC approve recovery of the same Section 10d(4) costs recommended by the MPSC Staff. However, we may have the opportunity to recover certain costs included in our application alternatively in other cases pending before the MPSC. We cannot predict the amount, if any, the MPSC will approve as recoverable. At September 30, 2005, total recorded Section 10d(4) Regulatory Assets were $201 million.

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

In June 2005, the MPSC Staff filed its position in this case, recommending a base rate increase of $98 million. The MPSC Staff also recommended an 11.25 percent return on equity to establish rates and recognized all of our projected equity investment (infusions and retained earnings) in 2006. In August 2005, we revised our request for an annual increase in revenues to approximately $197 million, and the MPSC Staff revised its recommendation to $100 million. In October 2005, the ALJ issued a proposal for decision recommending a base rate increase of $112 million and an 11.25 percent authorized return on equity. We expect a final order from the MPSC in late 2005. If approved as requested, the rate increase would go into effect in January 2006 and would apply to all retail electric customers. We cannot predict the amount or timing of the rate increase, if any, which the MPSC will approve.

POWER SUPPLY COSTS: To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2006 through 2007. As a result, we have recognized an asset of $6 million for unexpired capacity and energy contracts at September 30, 2005. As of October 2005, we expect the total premium cost of electric capacity and energy contracts for 2005 to be approximately $8 million.

PSCR: The PSCR process is designed to allow recovery of all reasonable and prudent power supply costs that we actually incur. In June 2005, the MPSC issued an order that approves our 2005 PSCR plan. The 2005 PSCR charge allows us to recover a portion of our power supply costs from commercial and industrial customers and, subject to the overall rate caps, from other customers. The revenues from the PSCR charges are subject to reconciliation after review of actual costs for

                                                        Consumers Energy Company

reasonableness and prudence. In March 2005, we submitted our 2004 PSCR reconciliation filing to the MPSC. In September 2005, we submitted our 2006 PSCR plan filing to the MPSC. Unless we receive an order from the MPSC, we expect to self-implement this proposed 2006 PSCR charge in January 2006. We cannot predict the outcome of these PSCR proceedings.

OTHER ELECTRIC CONTINGENCIES

THE MIDLAND COGENERATION VENTURE: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. We hold a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility.

In 2004, we consolidated the MCV Partnership and the FMLP into our consolidated financial statements in accordance with Revised FASB Interpretation No. 46. For additional details, see Note 9, Consolidation of Variable Interest Entities.

The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. We expense all cash underrecoveries directly to income. We estimate cash underrecoveries of capacity and fixed energy payments as follows:

                                        In Millions
                                 ------------------
                                 2005   2006   2007
                                 ----   ----   ----
Estimated cash underrecoveries    $56    $55    $39

Of the 2005 estimate, we expensed $43 million during the nine months ended September 30, 2005.

After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amount that we collect from our customers. The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the financial performance of the MCV Partnership.

Further, under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Natural gas prices have increased substantially in recent years and throughout 2005. In the third quarter of 2005, the MCV Partnership reevaluated the economics of operating the MCV Facility and determined that an impairment was required. We are evaluating various alternatives in order to develop a new long-term strategy with respect to the MCV Facility. For additional details on the impairment of the MCV Facility, see Note 2, Asset Impairment Charges.

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

                                                        Consumers Energy Company

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

MCV PARTNERSHIP PROPERTY TAXES: In January 2004, the Michigan Tax Tribunal issued its decision in the MCV Partnership's tax appeal against the City of Midland for tax years 1997 through 2000. The City of Midland appealed the decision to the Michigan Court of Appeals, and the MCV Partnership filed a cross-appeal at the Michigan Court of Appeals. The MCV Partnership also has a pending case with the Michigan Tax Tribunal for tax years 2001 through 2005. The MCV Partnership estimates that the 1997 through 2005 tax year cases will result in a refund to the MCV Partnership of approximately $83 million, inclusive of interest, if the decision of the Michigan Tax Tribunal is upheld. The MCV Partnership cannot predict the outcome of these proceedings; therefore, this anticipated refund has not been recognized in earnings.

NUCLEAR PLANT DECOMMISSIONING: Decommissioning-funding practices approved by the MPSC require us to file a report on the adequacy of funds for decommissioning at three-year intervals. We prepared and filed updated cost estimates for Big Rock and Palisades on March 31, 2004. Excluding additional costs for spent nuclear fuel storage, due to the DOE's failure to accept this spent nuclear fuel on schedule, these reports show a decommissioning cost of $361 million for Big Rock and $868 million for Palisades. Since Big Rock is currently in the process of decommissioning, this estimated cost includes historical expenditures in nominal dollars and future costs in 2003 dollars, with all Palisades costs given in 2003 dollars. Recently updated cost projections for Big Rock indicate an anticipated decommissioning cost of $394 million in 2005 dollars.

Big Rock: In December 2000, funding of the Big Rock trust fund stopped because the MPSC-authorized decommissioning surcharge collection period expired. Excluding the additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we are currently projecting that the level of funds provided by the trust for Big Rock will fall short of the amount needed to complete the decommissioning by $57 million. At this time, we plan to provide the additional amounts needed from our corporate funds and, subsequent to the completion in 2007 of radiological decommissioning work, seek recovery of such expenditures at the MPSC. We cannot predict how the MPSC will rule on our request.

Palisades: Excluding additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we concluded, based on the costs estimates filed in March 2004, that the existing surcharge for Palisades needed to be increased to $25 million annually, beginning January 1, 2006, and continuing through 2011, our current license expiration date. In June 2004, we filed an application with the MPSC seeking approval to increase the surcharge for recovery of decommissioning costs related to

                                                        Consumers Energy Company

Palisades beginning in 2006. In September 2004, we announced that we would seek a 20-year license renewal for Palisades. In January 2005, we filed a settlement agreement with the MPSC that was agreed to by four of the six parties involved in the proceeding. The settlement agreement provides for the continuation of the existing $6 million annual decommissioning surcharge through 2011 and for the next periodic review to be filed in March 2007. In September 2005, the MPSC approved the contested settlement. Amounts collected from electric retail customers and deposited in trusts, including trust earnings, are credited to a regulatory liability and asset retirement obligation.

In March 2005, the NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. Certain parties are seeking to intervene and have requested a hearing on the application. The NRC has stated that it expects to take 22-30 months to review a license renewal application. We expect a decision from the NRC in 2007. At this time, we cannot determine what impact this will have on decommissioning costs or the adequacy of funding.

NUCLEAR MATTERS: Nuclear Fuel Cost: We amortize nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. For nuclear fuel used after April 6, 1983, we charge certain disposal costs to nuclear fuel expense, recover these costs through electric rates, and remit them to the DOE quarterly. We elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At September 30, 2005, we have recorded a liability to the DOE of $144 million, including interest, which is payable prior to the first delivery of spent nuclear fuel to the DOE. The amount of this liability, excluding a portion of interest, was recovered through electric rates.

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

In July 2002, Congress approved and the President signed a bill designating the site at Yucca Mountain, Nevada, for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. We expect that the DOE, in due course, will submit a final license application to the NRC for the repository. The application and review process is estimated to take several years.

                                                        Consumers Energy Company

Insurance: We maintain nuclear insurance coverage on our nuclear plants. At Palisades, we maintain nuclear property insurance from NEIL totaling $2.750 billion and insurance that would partially cover the cost of replacement power during certain prolonged accidental outages. Because NEIL is a mutual insurance company, we could be subject to assessments of up to $28 million in any policy year if insured losses in excess of NEIL's maximum policyholders surplus occur at our, or any other member's, nuclear facility. NEIL's policies include coverage for acts of terrorism.

At Palisades, we maintain nuclear liability insurance for third-party bodily injury and off-site property damage resulting from a nuclear energy hazard for up to approximately $10.761 billion, the maximum insurance liability limits established by the Price-Anderson Act. The United States Congress enacted the Price-Anderson Act to provide financial liability protection for those parties who may be liable for a nuclear accident or incident. Part of the Price-Anderson Act's financial protection is a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed if a nuclear incident occurs at any nuclear generating facility. The maximum assessment against us could be $101 million per occurrence, limited to maximum annual installment payments of $15 million.

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

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In 2003, we estimated our remaining costs to be between $37 million and $90 million, based on 2003 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through insurance proceeds and MPSC-approved rates. Since 2003, we have spent $14 million on remediation activities related to the 23 sites. At September 30, 2005, we have a liability of $34 million, net of $48 million of expenditures incurred to date, and a regulatory asset of $62 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs.

                                                        Consumers Energy Company

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

Gas Cost Recovery Reconciliation

                                           Net Over-
GCR Year    Date Filed     Order Date    recovery (a)            Status
---------   ----------   -------------   ------------   ------------------------
2003-2004    June 2004   February 2005    $31 million   The net overrecovery
                                                        includes $1 million and
                                                        $5 million GCR net
                                                        overrecoveries from
                                                        prior GCR years and
                                                        interest accrued through
                                                        March 2004.

2004-2005    June 2005   Pending          $2 million

(a) Net overrecoveries include refunds that we received from our suppliers, which are required to be refunded to our customers.

GCR plan for year 2005-2006: In December 2004, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2005 through March 2006. Our request proposed using a GCR factor consisting of:

     -    a base GCR factor of $6.98 per mcf, plus

     - a quarterly GCR ceiling price adjustment contingent upon future events.

The GCR factor can be adjusted monthly, provided it remains at or below the current ceiling price. The quarterly adjustment mechanism allows an increase in the GCR ceiling price to reflect a portion of cost increases if the average NYMEX price for a specified period is greater than that used in calculating the base GCR factor. The current ceiling price for 2005 is $8.73 per mcf. Actual gas costs and revenues will be subject to an annual reconciliation proceeding.

In June 2005, four of the five parties filed a settlement agreement; the fifth party filed a statement of non-objection. The settlement agreement includes a GCR ceiling price adjustment contingent upon future events.

In September 2005, we filed a motion with the MPSC seeking to reopen our GCR plan for year 2005-2006. Since the settlement agreement entered into in June 2005, there have been substantial, unanticipated increases in the market price for natural gas. These increases have been so large that the maximum adjustments possible under the GCR ceiling price adjustment mechanisms included in the settlement agreement are not adequate. Unless the maximum allowable GCR factor is increased, we will experience a substantial GCR underrecovery for the 2005-2006 GCR year. In our filing, we have requested the MPSC to:

     -    increase the base GCR factor from $6.98 to $9.11 per mcf, and

     - revise the GCR ceiling price adjustment mechanism increasing the maximum GCR factor from $8.73 per mcf to $11.21 per mcf.

                                                        Consumers Energy Company

We are requesting the increase in the maximum allowable GCR factor be effective as soon as possible but not later than January 1, 2006.

On October 6, 2005, the MPSC issued an order reopening evidentiary proceedings. The MPSC established an expedited contested case proceeding. The MPSC Staff and intervenors filed testimony and exhibits on October 17, 2005; rebuttal testimony occurred October 24, 2005. The case is scheduled to be submitted directly to the Commission without the necessity of the preparation of the ALJ's proposal for decision on November 21, 2005.

2001 GAS DEPRECIATION CASE: In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which reaffirmed the previously ordered $34 million reduction in our depreciation expense. The October 2004 order also required us to undertake a study to determine why our removal costs are in excess of those of other regulated Michigan natural gas utilities and file a report with the MPSC Staff on or before December 31, 2005.

The MPSC has directed us to file our next gas depreciation case within 90 days after the latter of:

     -    the removal cost study filing, or

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

As part of this filing, we also requested interim rate relief of $75 million. The MPSC Staff and intervenors filed interim rate relief testimony on October 31, 2005. In its testimony, the MPSC Staff recommended granting interim rate relief of $38 million.

OTHER CONTINGENCIES

IRS RULING: On August 2, 2005, the IRS issued Revenue Ruling 2005-53 and regulations to provide guidance with respect to the use of the "simplified service cost" method of tax accounting. We use this tax accounting method, generally allowed by the IRS under section 263A of the Internal Revenue Code, with respect to the allocation of certain corporate overheads to the tax basis of self-constructed utility assets. Under the IRS guidance, significant issues with respect to the application of this method remain unresolved. Accordingly, we cannot predict the impact of this ruling on future earnings, cash flows, or our present NOL carryforwards.

In addition to the matters disclosed within this Note, we are party to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing, and other matters.

                                                        Consumers Energy Company

We have accrued estimated losses for certain contingencies discussed within this Note. Resolution of these contingencies is not expected to have a material adverse impact on our financial position, liquidity, or results of operations.

4: FINANCINGS AND CAPITALIZATION

Long-term debt is summarized as follows:

                                                               In Millions
                                    --------------------------------------
                                    September 30, 2005   December 31, 2004
                                    ------------------   -----------------
First mortgage bonds                      $3,175              $2,300
Senior notes, bank debt and other            850               1,436
Securitization bonds                         378                 398
                                          ------              ------
   Principal amounts outstanding           4,403               4,134
      Current amounts                        (85)               (118)
      Net unamortized discount                (8)                (16)
                                          ------              ------
Total Long-term debt                      $4,310              $4,000
                                          ======              ======

FINANCINGS: The following is a summary of significant long-term debt issuances and retirements during the nine months ended September 30, 2005:

                                        Principal     Interest Rate    Issue/Retirement
                                      (In millions)        (%)               Date          Maturity Date
                                      -------------   -------------   ------------------   --------------
DEBT ISSUANCES
   FMB                                     $250            5.15          January 2005       February 2017
   FMB                                      300            5.65           March 2005         April 2020
   FMB insured quarterly notes              150            5.65           April 2005         April 2035
   LORB                                      35          Variable         April 2005         April 2035
   FMB                                      175            5.80           August 2005      September 2035
                                           ----
      TOTAL                                $910
                                           ====
DEBT RETIREMENTS
   Long-term bank debt                     $ 60          Variable        January 2005       November 2006
   Long-term debt - related parties         180            9.25          January 2005       December 2029
   Long-term debt - related parties          73            8.36          February 2005      December 2015
   Long-term debt - related parties         124            8.20          February 2005     September 2027
   Senior notes                             332            6.25       April and May 2005   September 2006
   Senior insured quarterly notes           141            6.50            May 2005         October 2028
                                           ----
      TOTAL                                $910
                                           ====

By the end of the first quarter of 2006, we will extinguish through a defeasance $129 million of 9 percent notes. We classified the notes on the balance sheet as Current portion of long-term debt - related parties.

REGULATORY AUTHORIZATION FOR FINANCINGS: In April 2005, the FERC issued an authorization to permit us to issue up to an additional $1.0 billion ($2.0 billion in total) of long-term securities for refinancing or refunding purposes, and up to an additional $1.0 billion ($2.5 billion in total) of long-term securities for general corporate purposes during the period ending June 30, 2006.

                                                        Consumers Energy Company

Combined with remaining availability from previously issued FERC authorizations, we can now issue up to:

     - $876 million of long-term securities for refinancing or refunding purposes,

     - $1.159 billion of long-term securities for general corporate purposes, and

     - $1.935 billion of long-term FMB to be issued solely as collateral for other long-term securities.

FMB Indenture Limitations: Irrespective of our existing FERC authorization, our ability to issue FMB as primary obligations or as collateral for financing is governed by certain provisions of our indenture dated September 1, 1945 and its subsequent supplements. Due to the adverse impact of the MCV Partnership asset impairment charge recorded in September 2005 on the net earnings coverage test in one of the governing bond-issuance provisions of the indenture, we expect our ability to issue additional FMB will be limited to $298 million for 12 months, ending September 30, 2006. Beyond 12 months, our ability to issue FMB in excess of $298 million is based on achieving a two-times FMB interest coverage rate.

REVOLVING CREDIT FACILITIES: The following secured revolving credit facilities with banks are available at September 30, 2005:

                                                                             In Millions
                                                                             -----------
                                    Amount of    Amount       Outstanding        Amount
    Company       Expiration Date    Facility   Borrowed   Letters-of-Credit   Available
---------------   ---------------   ---------   --------   -----------------   ---------
Consumers           May 18, 2010       $500        $ -            $31             $469
MCV Partnership   August 26, 2006        50          -              3               47

We amended our credit facility in May 2005. The amendment extended the term of the agreement to 2010 and reduced certain fees and interest margins.

CAPITAL AND FINANCE LEASE OBLIGATIONS: Our capital leases are comprised mainly of leased service vehicles and office furniture. At September 30, 2005, capital lease obligations totaled $52 million. In order to obtain permanent financing for the MCV Facility, the MCV Partnership entered into a sale and lease back agreement with a lessor group, which includes the FMLP, for substantially all of the MCV Partnership's fixed assets. In accordance with SFAS No. 98, the MCV Partnership accounted for the transaction as a financing arrangement. At September 30, 2005, finance lease obligations totaled $273 million, which represents the third-party portion of the MCV Partnership's finance lease obligation.

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, we currently sell certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. The special purpose entity sold $100 million of receivables as of September 30, 2005 and $304 million of receivables as of December 31, 2004. We continue to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against our other assets for failure of a debtor to pay when due and no right to any receivables not sold. We have not recorded a gain or loss on the receivables sold or retained interest in the receivables sold.

                                                        Consumers Energy Company

Certain cash flows under our accounts receivable sales program are shown in the following table:

                                                                 In Millions
                                                             ---------------
Nine months ended September 30                                2005     2004
------------------------------                               ------   ------
Net cash flow as a result of accounts receivable financing   $ (204)  $ (247)
Collections from customers                                   $3,782   $3,542
                                                             ======   ======

DIVIDEND RESTRICTIONS: Under the provisions of our articles of incorporation, at September 30, 2005, we had $163 million of unrestricted retained earnings available to pay common stock dividends. Covenants in our debt facilities cap common stock dividend payments at $300 million in a calendar year. For the nine months ended September 30, 2005, we paid $207 million in common stock dividends to CMS Energy.

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: The Interpretation requires the guarantor, upon issuance of a guarantee, to recognize a liability for the fair value of the obligation it undertakes in issuing the guarantee. The initial recognition and measurement provision of this Interpretation does not apply to some guarantee contracts, such as product warranties, derivatives, or guarantees between corporations under common control, although disclosure of these guarantees is required.

The following table describes our guarantees at September 30, 2005:

                                                                                             In Millions
                                                                                           -------------
                                             Issue    Expiration     Maximum    Carrying      Recourse
Guarantee Description                        Date        Date      Obligation    Amount    Provision (a)
---------------------                      --------   ----------   ----------   --------   -------------
Standby letters of credit                  Various    Various         $ 31         $ -          $ -
Surety bonds                               Various    Various            6           -            -
Performance guarantee                      Jan 1987   Mar 2015          85           -            -
Nuclear insurance retrospective premiums   Various    Various          135           -            -
                                           =======    =======         ====         ===          ===

(a) Recourse provision indicates the approximate recovery from third parties including assets held as collateral.

                                                        Consumers Energy Company

The following table provides additional information regarding our guarantees:

Guarantee Description             How Guarantee Arose                      Events That Would Require Performance
-------------------------------   --------------------------------------   ----------------------------------------------------
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

Surety bonds                      Normal operating activity, permits and   Nonperformance
                                  license

Performance guarantee             Agreement to provide power and steam     Termination of the Steam and Electric Power
                                  to Dow                                   Agreement by Dow due to MCV's nonperformance

Nuclear insurance retrospective   Normal operations of nuclear plants      Call by NEIL and Price-Anderson Act for nuclear
premiums                                                                   incident

In the ordinary course of business, we enter into agreements containing indemnification provisions in connection with a variety of transactions including financing agreements. While we cannot estimate our maximum exposure under these indemnities, we consider the probability of liability remote.

5:   FINANCIAL AND DERIVATIVE INSTRUMENTS

FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments, and current liabilities approximate their fair values because of their short-term nature. We estimate the fair values of long-term financial instruments based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar instruments or other valuation techniques.

                                                        Consumers Energy Company

The cost and fair value of our long-term financial instruments are as follows:

                                                                                         In Millions
                                       -------------------------------------------------------------
                                             September 30, 2005              December 31, 2004
                                       -----------------------------   -----------------------------
                                                 Fair     Unrealized             Fair     Unrealized
                                        Cost     Value   Gain (Loss)    Cost     Value   Gain (Loss)
                                       ------   ------   -----------   ------   ------   -----------
Long-term debt,                        $4,395   $4,455      $(60)      $4,118   $4,232      $(114)
   including current amounts
Long-term debt - related parties,
   including current amounts              129      132        (3)         506      518        (12)
Available-for-sale securities:
Common stock of CMS Energy                 10       37        27           10       25         15
SERP:
   Equity securities                       16       22         6           15       21          6
   Debt securities                          8        8         -            9        9          -
Nuclear decommissioning investments:
   Equity securities                      135      252       117          136      262        126
   Debt securities                        288      293         5          291      302         11
                                       ======   ======      ====       ======   ======      =====

DERIVATIVE INSTRUMENTS: We are exposed to market risks including, but not limited to, changes in commodity prices, interest rates, and equity security prices. We may use various contracts to manage these risks, including options, futures, swaps, and forward contracts. We enter into these risk management contracts using established policies and procedures, under the direction of both
1) an executive oversight committee consisting of senior management representatives, and 2) a risk committee consisting of business-unit managers. Our intention is that any gains or losses on these contracts will be offset by an opposite movement in the value of the item at risk. We enter into all of these contracts for purposes other than trading.

These contracts contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. We reduce this risk through established credit policies, which include performing financial credit reviews of our counterparties. Determination of our counterparties' credit quality is based upon a number of factors, including credit ratings, disclosed financial condition, and collateral requirements. Where contractual terms permit, we use standard agreements that allow us to net positive and negative exposures associated with the same counterparty. Based on these policies and our current exposures, we do not expect a material adverse effect on our financial position or earnings as a result of counterparty nonperformance.

Contracts used to manage market risks may qualify as derivative instruments that are subject to derivative and hedge accounting under SFAS No. 133. If a contract is accounted for as a derivative instrument, it is recorded on the balance sheet as an asset or a liability, at its fair value. The value recorded is then adjusted quarterly to reflect any change in the market value of the contract, a practice known as marking the contract to market. If a derivative qualifies for cash flow hedge accounting treatment, the changes in fair value (gains or losses) are reported in Other Comprehensive Income; otherwise, the changes are reported in earnings.

                                                        Consumers Energy Company

For a derivative instrument to qualify for hedge accounting:

     - the relationship between the derivative instrument and the item being hedged must be formally documented at inception,

     - the derivative instrument must be highly effective in offsetting the hedged item's cash flows or changes in fair value, and

     - if hedging a forecasted transaction, the forecasted transaction must be probable.

If a derivative qualifies for cash flow hedge accounting treatment and gains or losses are recorded in Other Comprehensive Income, those gains and losses will be reclassified into earnings in the same period or periods the hedged forecasted transaction affects earnings. If a cash flow hedge is terminated early because it is determined that the forecasted transaction will not occur, any gain or loss as of such date recorded in Accumulated other comprehensive income is recognized immediately in earnings. If a cash flow hedge is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings. The ineffective portion, if any, of all hedges is recognized in earnings.

We use quoted market prices, prices obtained from external sources (i.e., brokers and banks), and mathematical valuation models to determine the fair value of our derivatives. For some derivatives, the time period of the contracts may extend longer than the time periods for which market quotations for such contracts are available. Thus, in order to calculate fair value, mathematical models are developed to determine various inputs into the calculation, including price and other variables. Cash returns actually realized from these commitments may vary, either positively or negatively, from the results estimated by applying mathematical models. As part of determining the fair value of our derivatives, we maintain reserves, if necessary, for credit risks based on the financial condition of counterparties.

The majority of our commodity purchase or sale contracts are not subject to derivative accounting under SFAS No. 133 because 1) they do not have a notional amount identified in the contract, 2) they qualify for the normal purchases and sales exception, or 3) there is not an active market for the commodity. Our coal purchase contracts are not derivatives because there is not an active market for the coal that we purchase. Similarly, our electric capacity and energy contracts are not derivatives due to the lack of an active energy market in Michigan and the significant transportation costs that would be incurred to deliver the power to the closest active energy market (the Cinergy hub in Ohio). If active markets for these commodities develop in the future, some of these contracts may qualify as derivatives. For our coal purchase contracts, the resulting mark-to-market impact on earnings could be material to our financial statements. For our electric capacity and energy contracts, we believe that we will be able to apply the normal purchases and sales exception, and, therefore, will not be required to mark these contracts to market.

The MISO began operating the Midwest Energy Market on April 1, 2005. Through operation of the Midwest Energy Market, the MISO centrally dispatches electricity and transmission service throughout the Midwest and provides day-ahead and real-time energy market information. At this time, we believe that the commencement of this market does not constitute the development of an active energy market in Michigan, as defined by SFAS No.133. However, as the Midwest Energy Market matures, we will continue to monitor its activity level and evaluate the potential for an active energy market in Michigan.

                                                        Consumers Energy Company

Derivative accounting is required for certain contracts used to limit our exposure to commodity price risk. The following table summarizes our derivative instruments:

                                                                         In Millions
                              ------------------------------------------------------
                                  September 30, 2005           December 31, 2004
                              -------------------------   --------------------------
                                      Fair   Unrealized           Fair    Unrealized
Derivative Instruments        Cost   Value      Gain      Cost   Value   Gain (Loss)
----------------------        ----   -----   ----------   ----   -----   -----------
Gas supply option contracts    $2     $  6      $  4       $2      $-       $ (2)
FTRs                            -        1         1        -       -          -
Derivative contracts
   associated with the MCV
   Partnership:
   Long-term gas contracts      -      298       298        -      56         56
   Gas futures and swaps        -      297       297        -      64         64

The fair value of our derivative contracts is included in Derivative instruments, Other assets, or Other liabilities on our Consolidated Balance Sheets.

GAS SUPPLY OPTION CONTRACTS: Our gas utility business uses fixed-priced weather-based gas supply call options and fixed-priced gas supply call and put options to meet our regulatory obligation to provide gas to our customers at a reasonable and prudent cost. The mark-to-market gains and losses associated with these options are reported directly in earnings as part of Other income, and then immediately reversed out of earnings and recorded on the balance sheet as a regulatory asset or liability as part of the GCR process. At September 30, 2005, we had purchased fixed-priced weather-based gas supply call options and had sold fixed-priced gas supply put options. We had not purchased any fixed-priced gas supply call options.

FTRS: As part of the Midwest Energy Market, FTRs were established. FTRs are financial instruments that manage price risk related to electricity transmission congestion. An FTR entitles its holder to receive compensation (or, conversely, to remit payment) for congestion-related transmission charges.

DERIVATIVE CONTRACTS ASSOCIATED WITH THE MCV PARTNERSHIP: Long-term gas contracts: The MCV Partnership uses long-term gas contracts to purchase natural gas as fuel for generation, and to manage gas fuel costs. The MCV Partnership believes that certain of these contracts qualify as normal purchases under SFAS No. 133. Accordingly, these contracts are not recognized at fair value on our Consolidated Balance Sheets at September 30, 2005.

The MCV Partnership also held certain long-term gas contracts that did not qualify as normal purchases at September 30, 2005, because these contracts contained volume optionality. In addition, as a result of implementing the RCP in January 2005, a significant portion of long-term gas contracts no longer qualify as normal purchases, because the gas will not be consumed as fuel for electric production. Accordingly, all of these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. For the nine months ended September 30, 2005, we recorded a $242 million gain associated with the increase in fair value of these long-term gas contracts. This gain is included in the total Fuel costs mark-to-market at MCV on our Consolidated Statements of Income. As a result of mark-to-market gains, we have recorded derivative assets totaling $298 million associated with the fair value of long-term gas contracts on our Consolidated Balance Sheets. Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on these contracts, since gains and losses will be recorded each quarter. The majority of these derivative assets are expected to reverse through earnings during 2005 and 2006 as the gas is purchased, with the remainder reversing

                                                        Consumers Energy Company

between 2007 and 2011. For further details on the RCP, see Note 3, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

Gas Futures and Swaps: The MCV Partnership enters into natural gas futures contracts, option contracts, and over-the-counter swap transactions in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are used principally to secure anticipated natural gas requirements necessary for projected electric and steam sales, and to lock in sales prices of natural gas previously obtained in order to optimize the MCV Partnership's existing gas supply, storage, and transportation arrangements. At September 30, 2005, the MCV Partnership only held natural gas futures and swaps.

The contracts that are used to secure anticipated natural gas requirements necessary for projected electric and steam sales qualify as cash flow hedges under SFAS No. 133. There was no ineffectiveness associated with any of these cash flow hedges. At September 30, 2005, we have recorded a cumulative net gain of $57 million, net of tax, in Accumulated other comprehensive income relating to our proportionate share of the cash flow hedges held by the MCV Partnership. This balance represents natural gas futures, options, and swaps with maturities ranging from October 2005 to December 2009, of which $15 million of this gain, net of tax, is expected to be reclassified as an increase to earnings during the next 12 months as the contracts settle, offsetting the costs of gas purchases.

The MCV Partnership also holds natural gas futures and swap contracts to manage price risk by fixing the price to be paid for natural gas on some of its long-term gas contracts. Prior to the implementation of the RCP, these futures and swap contracts were accounted for as cash flow hedges. Since the RCP was implemented in January 2005, these instruments no longer qualify for cash flow hedge accounting and any changes in their fair value have been recorded in earnings each quarter. For the nine months ended September 30, 2005, we recorded a $125 million gain associated with the increase in fair value of these instruments. This gain is included in the total Fuel costs mark-to-market at MCV on our Consolidated Statements of Income. As a result of mark-to-market gains, we have recorded derivative assets totaling $125 million associated with the fair value of these instruments on our Consolidated Balance Sheets, which is included in the Gas futures and swaps amount in the Derivative Instruments table above. Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on these contracts, since gains and losses will be recorded each quarter. The majority of these derivative assets are expected to be realized during 2005 and 2006 as the futures and swap contracts settle, with the remainder to be realized during 2007. For further details on the RCP, see Note 3, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

The MCV Partnership also engages in cost mitigation activities to offset fixed charges incurred in operating the MCV Facility. These cost mitigation activities may include the use of futures and options contracts to purchase and/or sell natural gas to maximize the use of the transportation and storage contracts when it is determined that they will not be needed for the MCV Facility operation. Although these cost mitigation activities do serve to offset the fixed monthly charges, these activities are not considered a normal course of business for the MCV Partnership and do not qualify as hedges. Therefore, the mark-to-market gains and losses from these cost mitigation activities are recorded in earnings each quarter. For the nine months ended September 30, 2005, we recorded a $4 million loss associated with the decrease in fair value of futures used in these cost mitigation activities.

                                                        Consumers Energy Company

6: RETIREMENT BENEFITS

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

Pension Plan: The Pension Plan includes funds for most of our current employees, our non-utility affiliates, and Panhandle, a former affiliate. The Pension Plan's assets are not distinguishable by company.

On September 1, 2005, we implemented the Defined Company Contribution Plan. The Defined Company Contribution Plan provides an employer cash contribution of 5 percent of base pay to the existing Employees' Savings Plan. No employee contribution is required to receive the plan's employer contribution. All employees hired on and after September 1, 2005 participate in this plan as part of their retirement benefit program. Cash balance pension plan participants also participate in the Defined Company Contribution Plan on September 1, 2005. Additional pay credits under the cash balance pension plan were discontinued as of that date. The Defined Company Contribution Plan cost for the nine months ended September 30, 2005 was less than $1 million.

On January 1, 2005, we resumed the employer's match in CMS Energy Stock on our 401(k) Savings Plan. On September 1, 2005, employees enrolled in the company's 401(k) Savings Plan had their employer match increased from 50 percent to 60 percent on eligible contributions up to the first six percent of an employee's wages. The total 401(k) Savings Plan cost for the nine months ended September 30, 2005 was $9 million.

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

                                                        Consumers Energy Company

Costs: The following table recaps the costs incurred in our retirement benefits plans:

                                                            In Millions
                                 --------------------------------------
                                                 Pension
                                 --------------------------------------
SEPTEMBER 30                     Three Months Ended   Nine Months Ended
------------                     ------------------   -----------------
                                    2005   2004          2005   2004
                                    ----   ----          ----   ----
Service cost                        $  9   $ 10          $ 32   $ 29
Interest expense                      15     17            60     53
Expected return on plan assets       (17)   (26)          (75)   (80)
Amortization of:
   Net loss                           11      3            25     10
   Prior service cost                  1      1             4      4
                                    ----   ----          ----   ----
Net periodic pension cost           $ 19   $  5          $ 46   $ 16
                                    ====   ====          ====   ====

                                                            In Millions
                                 --------------------------------------
                                                  OPEB
                                 --------------------------------------
SEPTEMBER 30                     Three Months Ended   Nine Months Ended
------------                     ------------------   -----------------
                                    2005   2004          2005   2004
                                    ----   ----          ----   ----
Service cost                        $  7   $  4          $ 17   $ 13
Interest expense                      15     14            45     41
Expected return on plan assets       (14)   (11)          (40)   (34)
Amortization of:
   Net loss                            5      3            15      9
   Prior service cost                 (3)    (2)           (7)    (6)
                                    ----   ----          ----   ----
Net periodic postretirement
   benefit cost                     $ 10   $  8          $ 30   $ 23
                                    ====   ====          ====   ====

The MCV Partnership sponsors defined cost postretirement health care plans that cover all full-time employees, except key management. Participants in the postretirement health care plans become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The MCV Partnership's net periodic postretirement health care cost for the nine months ended September 30, 2005 was less than $1 million.

We remeasured our Pension and OPEB obligations as of April 30, 2005 to incorporate the effects of the collective bargaining agreement reached between the Utility Workers Union of America and Consumers. The Pension plan remeasurement increased our ABO by $127 million. Net periodic pension cost is expected to increase $12 million for 2005.

The Pension plan remeasurement resulted in an unfunded ABO of $208 million. The unfunded ABO is the amount by which the ABO exceeds the fair value of the plan assets. SFAS No. 87 states that the pension liability shown on the balance sheet must be at least equal to the unfunded ABO. As such, we increased our additional minimum liability by $129 million to $521 million at June 30, 2005. Consistent with MPSC guidance, we recognized the cost of our minimum pension liability adjustment as a regulatory asset. This adjustment increased our regulatory assets by $94 million and intangible assets by $35 million.

The OPEB plan remeasurement increased our accumulated postretirement benefit obligation by $41 million, with an expected total increase in benefit costs of $2 million for 2005.

                                                        Consumers Energy Company

7: ASSET RETIREMENT OBLIGATIONS

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

The following tables describe our assets that have legal obligations to be removed at the end of their useful life:

September 30, 2005                                                                        In Millions
                                                                                          -----------
                                            In Service                                          Trust
ARO Description                                Date      Long Lived Assets                      Fund
---------------                             ----------   -----------------                      -----
Palisades - decommission plant site               1972   Palisades nuclear plant                 $537
Big Rock - decommission plant site                1962   Big Rock nuclear plant                    18
JHCampbell intake/discharge water line            1980   Plant intake/discharge water line          -
Closure of coal ash disposal areas             Various   Generating plants coal ash areas           -
Closure of wells at gas storage fields         Various   Gas storage fields                         -
Indoor gas services equipment relocations      Various   Gas meters located inside structures       -

                                                        Consumers Energy Company

                                                                                         In Millions
                                                                                         -----------
                                     ARO                                                      ARO
                                  Liability                                    Cash flow   Liability
ARO Description                    12/31/04   Incurred   Settled   Accretion   Revisions    9/30/05
---------------                   ---------   --------   -------   ---------   ---------   ---------
Palisades - decommission             $350        $ -      $  -        $19         $ -         $369
Big Rock - decommission                30          -       (33)        11           -            8
JHCampbell intake line                  -          -         -          -           -            -
Coal ash disposal areas                54          -        (3)         4           -           55
Wells at gas storage fields             1          -         -          -           -            1
Indoor gas services relocations         1          -         -          -           -            1
                                     ----        ---      ----        ---         ---         ----
Total                                $436        $ -      $(36)       $34         $ -         $434
                                     ====        ===      ====        ===         ===         ====

On October 14, 2004, the MPSC initiated a generic proceeding to review SFAS No. 143, FERC Order No. 631 (Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations), and related accounting and ratemaking issues for MPSC-jurisdictional electric and gas utilities. Utilities filed responses to the Order in March 2005; the MPSC Staff and intervenors filed responses in May 2005; a proposal for decision is expected in December 2005. We consider the proceeding as involving a clarification of accounting and reporting issues that relate to all Michigan utilities. We cannot predict the outcome of the proceeding.

8: REPORTABLE SEGMENTS

Our reportable segments are strategic business units organized and managed by the nature of the products and services each provides. We evaluate performance based upon the net income of each segment. We operate principally in two segments: electric utility and gas utility.

The following table shows our financial information by reportable segment:

                                                                  In Millions
                                       --------------------------------------
                                       Three Months Ended   Nine Months Ended
                                       ------------------   -----------------
September 30                              2005    2004        2005     2004
------------                             ------   ----       -----   -------
Operating revenue
   Electric                              $  794   $704       $2,071   $1,947
   Gas                                      219    171        1,566    1,376
   Other                                     12     10           36       32
                                         ------   ----       ------   ------
Total Operating Revenue                  $1,025   $885       $3,673   $3,355
                                         ======   ====       ======   ======
Net income (loss) available to
   common stockholder
   Electric                              $   62   $ 49       $  141   $  124
   Gas                                      (16)   (11)          39       46
   Other                                   (322)    (4)        (267)      (9)
                                         ------   ----       ------   ------
Total Net (Loss) Income Available to
   Common Stockholder                    $ (276)  $ 34       $  (87)  $  161
                                         ======   ====       ======   ======

                                                        Consumers Energy Company

                                             In Millions
                  --------------------------------------
                  September 30, 2005   December 31, 2004
                  ------------------   -----------------
Assets
   Electric (a)         $ 7,584             $ 7,289
   Gas (a)                3,650               3,187
   Other                  1,827               2,335
                        -------             -------
Total Assets            $13,061             $12,811
                        =======             =======

(a) Amounts include a portion of our other common assets attributable to both the electric and gas utility businesses.

9: CONSOLIDATION OF VARIABLE INTEREST ENTITIES

We are the primary beneficiary of both the MCV Partnership and the FMLP. We have a 49 percent partnership interest in the MCV Partnership and a 46.4 percent partnership interest in the FMLP. Consumers is the primary purchaser of power from the MCV Partnership through a long-term power purchase agreement. The FMLP holds a 75.5 percent lessor interest in the MCV Facility, which results in Consumers holding a 35 percent lessor interest in the MCV Facility. Collectively, these interests make us the primary beneficiary of these entities. Therefore, we consolidated these partnerships into our consolidated financial statements for all periods presented. These partnerships have third-party obligations totaling $480 million at September 30, 2005. Property, plant, and equipment serving as collateral for these obligations has a carrying value of $219 million at September 30, 2005. The creditors of these partnerships do not have recourse to the general credit of Consumers.

10: NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

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

                                                        Consumers Energy Company

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' Forms 10-K for the year ended December 31, 2004. Reference is also made to the Condensed Notes to the Consolidated Financial Statements, in particular, Note 3, Contingencies, for CMS Energy and
Note 3, Contingencies, for Consumers, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

CMS ENERGY

SEC REQUEST

On August 5, 2004, CMS Energy received a request from the SEC that CMS Energy voluntarily produce all documents and data relating to the SEC's inquiry into payments made to officials or relatives of officials of the government of Equatorial Guinea. On August 17, 2004, CMS Energy submitted its response, advising the SEC of the information and documentation it had available. On March 8, 2005, CMS Energy received a request from the SEC that CMS Energy voluntarily produce certain of such documents. CMS Energy has provided responsive documents to the SEC and will continue to provide such documents as it reviews its electronic records in further response to the SEC's request. On August 1, 2005, CMS Energy and several other companies who have conducted business in Equatorial Guinea received subpoenas from the SEC to provide documents regarding payments made to officials or relatives of officials of the government of Equatorial Guinea. CMS Energy has been and will continue to produce documents responsive to the subpoena.

SETTLEMENT OF DEMAND FOR ACTION AGAINST OFFICERS AND DIRECTORS

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

In December 2003, during the continuing review by the special litigation committee, CMS Energy was served with a derivative complaint filed by the shareholder on behalf of CMS Energy in the Circuit Court of Jackson County, Michigan in furtherance of his demands.

On July 7, 2005, CMS Energy filed with the court a Stipulation of Settlement that was signed by all parties as well as the special litigation committee. The judge entered the Final Order and Judgment on August 26, 2005. Pursuant to the terms of the settlement, on September 5, 2005, CMS Energy received $12 million from its insurance carriers under its directors and officers liability insurance program, $7 million of which will be used to pay any reasonable settlement, judgment or other costs associated with the securities class action lawsuits. CMS Energy may use the remaining $5 million to pay attorneys' fees and expenses arising out of the derivative proceeding.

GAS INDEX PRICE REPORTING LITIGATION

In August 2003, Cornerstone Propane Partners, L.P. (Cornerstone) filed a putative class action complaint in the United States District Court for the Southern District of New York against CMS Energy and dozens of other energy companies. The Cornerstone complaint was subsequently consolidated with two similar complaints filed by other plaintiffs. The plaintiffs filed a consolidated complaint on January 20, 2004. The consolidated complaint alleges that false natural gas price reporting by the defendants manipulated the prices of NYMEX natural gas futures and options. The complaint contains two counts under the Commodity Exchange Act, one for manipulation and one for aiding and abetting violations. On September 30, 2005, the court entered an order granting plaintiffs' motion for class certification.

Plaintiffs are seeking to have the class recover actual damages and costs, including attorneys fees. CMS Energy is no longer a defendant, however, CMS MST and CMS Field Services are named as defendants. (CMS Energy sold CMS Field Services to Cantera Natural Gas, LLC, which changed the name of CMS Field Services to Cantera Gas Company. CMS Energy is required to indemnify Cantera Natural Gas, LLC with respect to this action.)

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

None.

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

                                        CMS ENERGY CORPORATION
                                        (Registrant)


Dated: November 1, 2005                 By: /s/ Thomas J. Webb
                                            ------------------------------------
                                            Thomas J. Webb
                                            Executive Vice President and
                                            Chief Financial Officer


                                        CONSUMERS ENERGY COMPANY
                                        (Registrant)


Dated: November 1, 2005                 By: /s/ Thomas J. Webb
                                            ------------------------------------
                                            Thomas J. Webb
                                            Executive Vice President and
                                            Chief Financial Officer

                        CMS ENERGY AND CONSUMERS EXHIBITS

EXHIBIT
 NUMBER   DESCRIPTION
 ------   -----------
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