Form 10-Q
period 2006-03-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2006-05-03
CIK 811156, 201533

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  _____________ to _________

Commission       Registrant; State of Incorporation;       IRS Employer
File Number         Address; and Telephone Number        Identification No.
-----------  ------------------------------------------  ------------------
 1-9513               CMS ENERGY CORPORATION                 38-2726431
                     (A Michigan Corporation)
             One Energy Plaza, Jackson, Michigan 49201
                              (517) 788-0550

 1-5611             CONSUMERS ENERGY COMPANY                 38-0442310
                      (A Michigan Corporation)
             One Energy Plaza, Jackson, Michigan 49201
                          (517) 788-0550

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

CMS ENERGY CORPORATION: Large accelerated filer [X] Accelerated filer [ ] Non-Accelerated filer [ ]

CONSUMERS ENERGY COMPANY: Large accelerated filer [ ] Accelerated filer [ ] Non-Accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CMS ENERGY CORPORATION: Yes [ ] No [X]

CONSUMERS ENERGY COMPANY: Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at April 28, 2006:

CMS ENERGY CORPORATION:

CMS Energy Common Stock, $.01 par value                       221,147,846
CONSUMERS ENERGY COMPANY, $10 par value, privately
  held by CMS Energy Corporation                               84,108,789

================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY

                      QUARTERLY REPORTS ON FORM 10-Q TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      FOR THE QUARTER ENDED MARCH 31, 2006

This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                              --------
Glossary................................................................................................             3

PART I:  FINANCIAL INFORMATION

CMS Energy Corporation
      Management's Discussion and Analysis
           Executive Overview...........................................................................       CMS - 1
           Forward-Looking Statements and Risk Factors..................................................       CMS - 2
           Results of Operations........................................................................       CMS - 5
           Critical Accounting Policies.................................................................      CMS - 10
           Capital Resources and Liquidity..............................................................      CMS - 14
           Outlook......................................................................................      CMS - 16
           Implementation of New Accounting Standards...................................................      CMS - 23
      Consolidated Financial Statements
           Consolidated Statements of Income ...........................................................      CMS - 24
           Consolidated Statements of Cash Flows........................................................      CMS - 27
           Consolidated Balance Sheets..................................................................      CMS - 28
           Consolidated Statements of Common Stockholders' Equity.......................................      CMS - 30
      Condensed Notes to Consolidated Financial Statements (Unaudited):
           1.   Corporate Structure and Accounting Policies.............................................      CMS - 31
           2.   Contingencies...........................................................................      CMS - 33
           3.   Financings and Capitalization...........................................................      CMS - 48
           4.   Earnings Per Share......................................................................      CMS - 50
           5.   Financial and Derivative Instruments....................................................      CMS - 51
           6.   Retirement Benefits.....................................................................      CMS - 57
           7.   Asset Retirement Obligations............................................................      CMS - 58
           8.   Executive Incentive Compensation........................................................      CMS - 60
           9.   Equity Method Investments...............................................................      CMS - 62
          10.   Reportable Segments.....................................................................      CMS - 63

                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                                                                Page
                                                                                                              --------
Consumers Energy Company
      Management's Discussion and Analysis
           Executive Overview...........................................................................        CE - 1
           Forward-Looking Statements and Risk Factors..................................................        CE - 2
           Results of Operations........................................................................        CE - 4
           Critical Accounting Policies.................................................................        CE - 8
           Capital Resources and Liquidity..............................................................       CE - 11
           Outlook......................................................................................       CE - 13
           Implementation of New Accounting Standards...................................................       CE - 19
      Consolidated Financial Statements
           Consolidated Statements of Income............................................................       CE - 20
           Consolidated Statements of Cash Flows........................................................       CE - 21
           Consolidated Balance Sheets..................................................................       CE - 22
           Consolidated Statements of Common Stockholder's Equity.......................................       CE - 24
      Condensed Notes to Consolidated Financial Statements (Unaudited):
           1.  Corporate Structure and Accounting Policies..............................................       CE - 27
           2.  Contingencies............................................................................       CE - 28
           3.  Financings and Capitalization............................................................       CE - 39
           4.  Financial and Derivative Instruments.....................................................       CE - 40
           5.  Retirement Benefits......................................................................       CE - 45
           6.  Asset Retirement Obligations.............................................................       CE - 47
           7.  Executive Incentive Compensation.........................................................       CE - 48
           8.  Reportable Segments......................................................................       CE - 50

Quantitative and Qualitative Disclosures about Market Risk..............................................        CO - 1
Controls and Procedures.................................................................................        CO - 1

PART II:  OTHER INFORMATION

      Item 1.    Legal Proceedings......................................................................        CO - 2
      Item 1A.   Risk Factors.............................................................................      CO - 5
      Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds............................        CO - 7
      Item 3.    Defaults Upon Senior Securities........................................................        CO - 7
      Item 4.    Submission of Matters to a Vote of Security Holders....................................        CO - 7
      Item 5.    Other Information......................................................................        CO - 7
      Item 6.    Exhibits...............................................................................        CO - 7
      Signatures........................................................................................        CO - 8

                                    GLOSSARY

    Certain terms used in the text and financial statements are defined below

AFUDC..............................   Allowance for Funds Used During Construction

ALJ................................   Administrative Law Judge

APB................................   Accounting Principles Board

APB Opinion No. 18.................   APB Opinion No. 18, "The Equity Method of Accounting for Investments in
                                      Common Stock"

ARO................................   Asset retirement obligation

Attorney General...................   Michigan Attorney General

Bay Harbor.........................   a residential/commercial real estate area located near Petoskey,
                                      Michigan.  In 2002, CMS Energy sold its interest in Bay Harbor.

bcf................................   One billion cubic feet of gas

Big Rock...........................   Big Rock Point nuclear power plant, owned by Consumers

Board of Directors.................   Board of Directors of CMS Energy

CEO................................   Chief Executive Officer

CFO................................   Chief Financial Officer

CFTC...............................   Commodity Futures Trading Commission

Clean Air Act......................   Federal Clean Air Act, as amended

CMS Energy.........................   CMS Energy Corporation, the parent of Consumers and Enterprises

CMS Energy Common Stock or
  common stock.....................   Common stock of CMS Energy, par value $.01 per share

CMS ERM............................   CMS Energy Resource Management Company, formerly CMS MST, a subsidiary of Enterprises

CMS Field Services.................   CMS Field Services Inc., formerly a wholly owned subsidiary of CMS Gas
                                      Transmission.  The sale of this subsidiary closed in July 2003.

CMS Gas Transmission...............   CMS Gas Transmission Company, a subsidiary of Enterprises

CMS Generation.....................   CMS Generation Co., a subsidiary of Enterprises

CMS International Ventures.........   CMS International Ventures, LLC, a subsidiary of Enterprises

CMS Midland........................   CMS Midland Inc., a subsidiary of Consumers that has a 49 percent ownership interest in the MCV Partnership

CMS MST............................   CMS Marketing, Services and Trading Company, a wholly owned subsidiary of Enterprises, whose name was changed to CMS ERM effective January 2004

CMS Oil and Gas....................   CMS Oil and Gas Company, formerly a subsidiary of Enterprises

Consumers..........................   Consumers Energy Company, a subsidiary of CMS Energy

CPEE...............................   Companhia Paulista de Energia Eletrica, a subsidiary of Enterprises

Customer Choice Act................   Customer Choice and Electricity Reliability Act, a Michigan statute enacted in June 2000

DCCP...............................   Defined Company Contribution Plan

Detroit Edison.....................   The Detroit Edison Company, a non-affiliated company

DIG................................   Dearborn Industrial Generation, LLC, a wholly owned subsidiary of CMS
                                      Generation

DOE................................   U.S. Department of Energy

DOJ................................   U.S. Department of Justice

Dow................................   The Dow Chemical Company, a non-affiliated company

EISP...............................   Executive Incentive Separation Plan

EITF...............................   Emerging Issues Task Force

EITF Issue No. 02-03...............   Issues Involved in Accounting for Derivative Contracts Held for Trading
                                      Purposes and Contracts Involved in Energy Trading and Risk Management
                                      Activities

Enterprises........................   CMS Enterprises Company, a subsidiary of CMS Energy

EPA................................   U. S. Environmental Protection Agency

EPS................................   Earnings per share

ERISA..............................   Employee Retirement Income Security Act

Exchange Act.......................   Securities Exchange Act of 1934, as amended

FASB...............................   Financial Accounting Standards Board

FASB Interpretation No. 46(R)......   Revised FASB Interpretation No. 46, Consolidation of Variable Interest
                                      Entities

FERC...............................   Federal Energy Regulatory Commission

FIN 47.............................   FASB Interpretation No. 47, Accounting for Conditional Asset Retirement
                                      Obligations

FMB................................   First Mortgage Bonds

FMLP...............................   First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV Facility and an indirect subsidiary of Consumers

FTR................................   Financial transmission right

GAAP...............................   Generally Accepted Accounting Principles

GasAtacama.........................   An integrated natural gas pipeline and electric generating plant located in Argentina and Chile, which includes 702 miles of natural gas pipeline and a 720 MW gross capacity power plant

GCR................................   Gas cost recovery

GVK................................   GVK Facility, a 250 MW gas fired power plant located in South Central
                                      India, in which CMS Generation formerly held a 33 percent interest

IRS................................   Internal Revenue Service

Jorf Lasfar........................   The 1,356 MW coal-fueled power plant in Morocco, jointly owned by CMS
                                      Generation and ABB Energy Ventures, Inc.

Jubail.............................   A 240 MW natural gas cogeneration power plant located in Saudi Arabia, in which CMS Generation owns a 25 percent interest

kWh................................   Kilowatt-hour (a unit of power equal to one thousand watt hours)

Ludington..........................   Ludington pumped storage plant, jointly owned by Consumers and Detroit
                                      Edison

mcf................................   One thousand cubic feet of gas

MCV Facility.......................   A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership

MCV Partnership....................   Midland Cogeneration Venture Limited Partnership in which Consumers has a 49 percent interest through CMS Midland

MCV PPA............................   The Power Purchase Agreement between Consumers and the MCV Partnership with a 35-year term commencing in March 1990, as amended, and as interpreted by the Settlement Agreement dated as of January 1, 1999 between the MCV Partnership and Consumers.

MD&A...............................   Management's Discussion and Analysis

MDEQ...............................   Michigan Department of Environmental Quality

METC...............................   Michigan Electric Transmission Company, LLC

Midwest Energy Market..............   An energy market developed by the MISO to provide day-ahead and real-time market information and centralized dispatch for market participants

MISO...............................   Midwest Independent Transmission System Operator, Inc.

MPSC...............................   Michigan Public Service Commission

MW.................................   Megawatt (a unit of power equal to one million watts)

NEIL...............................   Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies

Neyveli............................   CMS Generation Neyveli Ltd, a 250 MW lignite-fired power station located in Neyveli, Tamil Nadu, India, in which CMS International Ventures holds a 50 percent interest

NMC................................   Nuclear Management Company, LLC, formed in 1999 by Northern States Power
                                      Company (now Xcel Energy Inc.), Alliant Energy, Wisconsin Electric Power
                                      Company, and Wisconsin Public Service Company to operate and manage nuclear generating facilities owned by the four utilities

NOL................................   Net Operating Loss

NRC................................   Nuclear Regulatory Commission

NYMEX..............................   New York Mercantile Exchange

OPEB...............................   Postretirement benefit plans other than pensions for retired employees

Palisades..........................   Palisades nuclear power plant, which is owned by Consumers

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

PCB................................   Polychlorinated biphenyl

Pension Plan.......................   The trusteed, non-contributory, defined benefit pension plan of
                                      Panhandle, Consumers and CMS Energy

PJM RTO............................   Pennsylvania-Jersey-Maryland Regional Transmission Organization

Price-Anderson Act.................   Price Anderson Act, enacted in 1957 as an amendment to the Atomic Energy
                                      Act of 1954, as revised and extended over the years. This act stipulates between nuclear licensees and the U.S. government the insurance, financial responsibility, and legal liability for nuclear accidents.

PSCR...............................   Power supply cost recovery

PURPA..............................   Public Utility Regulatory Policies Act of 1978

RCP................................   Resource Conservation Plan

ROA................................   Retail Open Access

RRP................................   Renewable Resources Program

SAB No. 107........................   Staff Accounting Bulletin No. 107, Share-Based Payment

SEC................................   U.S. Securities and Exchange Commission

Section 10d(4) Regulatory Asset....   Regulatory asset as described in Section 10d(4) of the Customer Choice
                                      Act, as amended

Securitization.....................   A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of Securitization bonds issued by a special purpose entity affiliated with such utility

SENECA.............................   Sistema Electrico del Estado Nueva Esparta C.S., a subsidiary of
                                      Enterprises

SERP...............................   Supplemental Executive Retirement Plan

SFAS...............................   Statement of Financial Accounting Standards

SFAS No. 5.........................   SFAS No. 5, "Accounting for Contingencies"

SFAS No. 71........................   SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation"

SFAS No. 87........................   SFAS No. 87, "Employers' Accounting for Pensions"

SFAS No. 88........................   SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of
                                      Defined Benefit Pension Plans and for Termination Benefits"

SFAS No. 98........................   SFAS No. 98, "Accounting for Leases"

SFAS No. 106.......................   SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other
                                      Than Pensions"

SFAS No. 115.......................   SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
                                      Securities"

SFAS No. 123(R)....................   SFAS No. 123 (revised 2004), "Share-Based Payment"

SFAS No. 132(R)....................   SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and
                                      Other Postretirement Benefits"

SFAS No. 133.......................   SFAS No. 133, "Accounting for Derivative Instruments and Hedging
                                      Activities, as amended and interpreted"

SFAS No. 143.......................   SFAS No. 143, "Accounting for Asset Retirement Obligations"

Shuweihat..........................   A power and desalination plant of Emirates CMS Power Company, in which
                                      CMS Generation holds a 20 percent interest

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

Superfund..........................   Comprehensive Environmental Response, Compensation and Liability Act

Takoradi...........................   A 200 MW open-cycle combustion turbine crude oil power plant located in
                                      Ghana, in which CMS Generation owns a 90 percent interest

Taweelah...........................   Al Taweelah A2, a power and desalination plant of Emirates CMS Power
                                      Company, in which CMS Generation holds a 40 percent interest

Trunkline..........................   CMS Trunkline Gas Company, LLC, formerly a subsidiary of CMS Panhandle
                                      Holdings, LLC

                      (This page intentionally left blank)

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

This MD&A is a consolidated report of CMS Energy and Consumers. The terms "we" and "our" as used in this report refer to CMS Energy and its subsidiaries as a consolidated entity, except where it is clear that such term means only CMS Energy. This MD&A has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in CMS Energy's Form 10-K for the year ended December 31, 2005.

EXECUTIVE OVERVIEW

CMS Energy is an energy company operating primarily in Michigan. We are the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through various subsidiaries and equity investments, is engaged in domestic and international diversified energy businesses including independent power production, electric distribution, and natural gas transmission, storage, and processing. We manage our businesses by the nature of services each provides and operate principally in three business segments: electric utility, gas utility, and enterprises.

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, gas distribution, transmission, storage, and processing. Our businesses are affected primarily by:

      - weather, especially during the traditional heating and cooling seasons,

      -     economic conditions, primarily in Michigan,

      - regulation and regulatory issues that affect our gas and electric utility operations,

      -     energy commodity prices,

      -     interest rates, and

      -     our debt credit rating.

During the past two years, our business strategy has involved improving our balance sheet and maintaining focus on our core strength: utility operations and service. Our primary focus with respect to our non-utility businesses has been to optimize cash flow and further reduce our business risk and leverage through the sale of non-strategic assets, and to improve earnings and cash flow from the businesses we retain. Although most of our asset sales program is complete, we still may sell certain remaining businesses or assets as opportunities arise.

We are working to reduce Parent debt. In the first quarter of 2006, we retired $74 million of CMS Energy senior notes. We also have invested $200 million in Consumers and Consumers extinguished, through a legal defeasance, $129 million of 9 percent related party notes.

Working capital and cash flow continue to be a challenge for us. Natural gas prices continue to be volatile and much higher than in recent years. Although our natural gas purchases are recoverable from our utility customers, higher priced natural gas stored as inventory requires additional liquidity due to the lag in cost recovery.

In addition to causing working capital issues for us, historically high natural gas prices caused the MCV Partnership to reevaluate the economics of operating the MCV Facility and to record an impairment charge in 2005. While we have fully impaired our ownership interest in the MCV Partnership, continued high gas prices could result in an impairment of our ownership interest in the FMLP.

                                      CMS-1

                                                          CMS Energy Corporation

Due to the impairment of the MCV Facility and operating losses from mark-to-market adjustments on derivative instruments, the equity held by Consumers and the minority interest owners in the MCV Partnership has decreased significantly and is now negative. As the MCV Partnership recognizes future losses, we will assume an additional 7 percent of the MCV Partnership's negative equity, which is a portion of the limited partners' negative equity, in addition to our proportionate share. Since projected future gas prices continue to threaten the viability of the MCV Facility, we are evaluating various alternatives in order to develop a new long-term strategy with respect to the MCV Facility. The MCV Partnership is working aggressively to reduce costs, improve operations, and enhance cash flows.

Going forward, our strategy will continue to focus on:

      -     managing cash flow issues,

      -     reducing parent company debt,

      -     maintaining and growing earnings, and

      -     positioning us to make investments that complement our strengths.

As we execute our strategy, we will need to overcome a sluggish Michigan economy that has been further hampered by recent negative developments in Michigan's automotive industry and limited growth in the non-automotive sectors of our economy.

These negative effects will be offset somewhat by the reduction we are experiencing in ROA load in our service territory. At March 31, 2006, alternative electric suppliers were providing 348 MW of generation service to ROA customers. This is 4 percent of our total distribution load and represents a decrease of 61 percent compared to March 31, 2005. It is, however, difficult to predict future ROA customer trends.

Finally, successful execution of our strategy will require continuing earnings and cash flow contributions from our Enterprises businesses.

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q and other written and oral statements that we make contain forward-looking statements as defined in Rule 3b-6 under the Securities Exchange Act of 1934, as amended, Rule 175 under the Securities Act of 1933, as amended, and relevant legal decisions. Our intention with the use of such words as "may," "could," "anticipates," "believes," "estimates," "expects," "intends," "plans," and other similar words is to identify forward-looking statements that involve risk and uncertainty. We designed this discussion of potential risks and uncertainties to highlight important factors that may impact our business and financial outlook. We have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results anticipated in these statements. Such factors include our inability to predict and/or control:

      - capital and financial market conditions, including the price of CMS Energy Common Stock, and the effect of such market conditions on the Pension Plan, interest rates, and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates, and the energy industry,

      - market perception of the energy industry, CMS Energy, Consumers, or any of their affiliates,

      -     credit ratings of CMS Energy, Consumers, or any of their affiliates,

                                      CMS-2

                                                          CMS Energy Corporation

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

      - adverse regulatory or legal decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with such decisions, including but not limited to Bay Harbor,

      - potentially adverse regulatory treatment and/or regulatory lag concerning a number of significant questions presently before the MPSC including:

                  - recovery of Clean Air Act costs and other environmental and safety-related expenditures,

                  - power supply and natural gas supply costs when oil prices and other fuel prices are rapidly increasing,

                  - timely recognition in rates of additional equity investments in Consumers,

                  - adequate and timely recovery of additional electric and gas rate-based investments,

                  - adequate and timely recovery of higher MISO energy costs, and

                  - recovery of Stranded Costs incurred due to customers choosing alternative energy suppliers,

      - the impact of adverse natural gas prices on the MCV Partnership and FMLP investments, the impact of losses at FMLP, regulatory decisions that limit recovery capacity and fixed energy payments, and our ability to develop a new long-term strategy with respect to the MCV Facility,

      - if Consumers is successful in exercising the regulatory out clause of the MCV PPA, the negative impact on the MCV Partnership's financial performance, as well as a triggering of the MCV Partnership's ability to terminate the MCV PPA, and the effects on our ability to purchase capacity to serve our customers and recover the cost of these purchases,

      - federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of the market-based sales authorizations in wholesale power markets without price restrictions,

      - energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

      - our ability to collect accounts receivable from our gas customers due to high natural gas prices,

      - potential for the Midwest Energy Market to develop into an active energy market in the state of Michigan, which may lead us to account for certain electric energy contracts as derivatives,

                                      CMS-3

                                                          CMS Energy Corporation

      - the GAAP requirement that we utilize mark-to-market accounting on certain energy commodity contracts and interest rate swaps, which may have, in any given period, a significant positive or negative effect on earnings, which could change dramatically or be eliminated in subsequent periods and could add to earnings volatility,

      - the effect on our electric utility of the direct and indirect impacts of the continued economic downturn experienced by our automotive and automotive parts manufacturing customers,

      - potential disruption, expropriation or interruption of facilities or operations due to accidents, war, terrorism, or changing political conditions and the ability to obtain or maintain insurance coverage for such events,

      - changes in available gas supplies or Argentine government regulations that could restrict natural gas exports to our GasAtacama electric generating plant and the operating and financial effects of the restrictions,

      - nuclear power plant performance, decommissioning, policies, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage,

      - technological developments in energy production, delivery, and usage,

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

For additional information regarding these and other uncertainties, see the "Outlook" section included in this MD&A, Note 2, Contingencies, and Part II,
Item 1A. Risk Factors.

                                      CMS-4

                                                          CMS Energy Corporation

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

                                                              In Millions (except for
                                                                 per share amounts)
                                                             ---------------------------
Three months ended March 31                                   2006      2005     Change
---------------------------                                  -------   ------   --------
Net Income (Loss) Available to Common Stockholders           $  (27)   $  150   $   (177)
Basic Earnings (Loss) Per Share                              $(0.12)   $ 0.77   $  (0.89)
Diluted Earnings (Loss) Per Share                            $(0.12)   $ 0.74   $  (0.86)
                                                             ------    ------   --------
Electric Utility                                             $   29    $   33   $     (4)
Gas Utility                                                      37        58        (21)
Enterprises (Includes MCV Partnership and FMLP interests)       (49)      105       (154)
Corporate Interest and Other                                    (45)      (46)         1
Discontinued Operations                                           1         -          1
                                                             ------    ------   --------
Net Income (Loss) Available to Common Stockholders           $  (27)   $  150   $   (177)
                                                             ======    ======   ========

For the three months ended March 31, 2006, net loss available to common stockholders was $27 million compared to net income of $150 million for 2005. The decrease reflects mark-to-market losses in 2006 on certain long-term gas contracts and associated financial hedges at the MCV Partnership compared to mark-to-market gains in 2005. Further contributing to the decrease were mark-to-market losses at CMS ERM and a reduction in net income from our gas utility primarily due to lower, weather-driven sales.

Specific changes to net income (loss) available to common stockholders for the three months ended March 31, 2006 versus 2005 are:

                                                                                                In Millions
                                                                                                -----------
-     decrease in earnings from our ownership interest in the MCV Partnership primarily due to a decrease in the fair value of certain long-term gas
      contracts and financial hedges,                                                             $ (125)

-     decrease in net income from CMS ERM primarily due to mark-to-market losses
      recorded in 2006 versus gains recorded in 2005,                                                (24)

-     decrease in net income from our gas utility primarily due to a reduction
      in deliveries resulting from warmer weather in 2006,                                           (21)

-     decrease in net income from other Enterprises' subsidiaries due to an
      increase in operating and maintenance expense and higher interest expense,                      (5)

-     decrease in net income from our electric utility primarily due to increased operating expenses and a reduction in income from the regulatory return on capital expenditures, offset partially by an increase in revenue
      from an electric rate order,                                                                    (4)

-     decrease in corporate interest and other expenses, and                                           1

-     gains related to discontinued operations.                                                        1
                                                                                                  ------
Total Change                                                                                      $ (177)
                                                                                                  ======

                                      CMS-5

                                                          CMS Energy Corporation

ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                                                             In Millions
                                                                                ------------------------
March 31                                                                         2006    2005    Change
--------                                                                        ------  ------  --------
Three months ended                                                              $   29  $   33  $    (4)
Reasons for the change:

Electric deliveries                                                                             $    59
Power supply costs and related revenue                                                                9
Other operating expenses, other income and non-commodity revenue                                    (59)
Regulatory return on capital expenditures                                                           (13)
Interest charges                                                                                      1
Income taxes                                                                                         (1)
                                                                                                -------
Total change                                                                                    $    (4)
                                                                                                =======

ELECTRIC DELIVERIES: Electric deliveries decreased 0.1 billion kWh or 1.6 percent in the first quarter of 2006 versus 2005 primarily due to warmer weather. Despite lower electric deliveries, electric delivery revenue increased primarily due to an electric rate order, increased surcharge revenue, and the return to full-service rates of customers previously using an alternative energy supplier.

In December 2005, the MPSC issued an order authorizing an annual rate increase of $86 million for service rendered on and after January 11, 2006. As a result of this order, electric delivery revenues increased $20 million in the first quarter of 2006 versus 2005.

Effective January 1, 2006, we started collecting a surcharge that the MPSC authorized under Section 10d(4) of the Customer Choice Act. This surcharge increased electric delivery revenue by $11 million in the first quarter of 2006 versus 2005. In addition, on January 1, 2006, we began recovering customer choice transition costs from our residential customers, thereby increasing electric delivery revenue by another $3 million in 2006 versus 2005.

The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At March 31, 2006, alternative electric suppliers were providing 348 MW of generation service to ROA customers. This amount represents a decrease of 61 percent compared to March 31, 2005. The return of former ROA customers to full-service rates increased electric revenues $13 million in the first quarter of 2006 versus 2005.

POWER SUPPLY COSTS AND RELATED REVENUE: In 2005, power supply costs exceeded power supply revenue due to rate caps for our residential customers. Our inability to recover fully these power supply costs resulted in a $9 million reduction to electric pretax income. Rate caps for our residential customers expired on December 31, 2005. The absence of rate caps allows us to record power supply revenue to offset fully our power supply costs in 2006.

OTHER OPERATING EXPENSES, OTHER INCOME AND NON-COMMODITY REVENUE: In the first quarter of 2006, other operating expenses increased $62 million, other income increased $5 million, and non-commodity revenue decreased $2 million versus 2005.

                                      CMS-6

                                                          CMS Energy Corporation

The increase in other operating expenses reflects higher operating and maintenance expense, customer service expense, depreciation and amortization expense, and pension and benefit expense. Operating and maintenance expense increased primarily due to costs related to a planned refueling outage at our Palisades nuclear plant, and higher overhead line maintenance and $7 million of storm restoration costs. Higher customer service expense reflects contributions, which started in January 2006 pursuant to a December 2005 MPSC order, to a fund that provides energy assistance to low-income customers. Depreciation and amortization expense increased due to higher plant in service and greater amortization of certain regulatory assets. Pension and benefit expense reflects changes in actuarial assumptions and the latest collective bargaining agreement between the Utility Workers Union of America and Consumers.

The increase in other income is primarily due to the absence, in 2006, of expenses recorded in 2005 associated with the early retirement of debt. The decrease in non-commodity revenue is primarily due to lower revenue from services provided to METC in 2006 versus 2005.

REGULATORY RETURN ON CAPITAL EXPENDITURES: The $13 million decrease is due to lower income associated with recording a return on capital expenditures in excess of our depreciation base as allowed by the Customer Choice Act. In December 2005, the MPSC issued an order that authorized us to recover $333 million of Section 10d(4) costs. The order authorized recovery of a lower level of costs versus the level used to record 2005 income.

INTEREST CHARGES: In the first quarter of 2006 versus 2005, interest charges decreased due to lower average debt levels and a 13 basis point reduction in the average interest rate.

INCOME TAXES: In the first quarter of 2006, income taxes increased versus 2005 primarily due to the adjustment of certain deferred tax balances.

GAS UTILITY RESULTS OF OPERATIONS

                                                                                  In Millions
                                                                           ------------------
March 31                                                                   2006  2005  Change
--------                                                                   ----  ----  ------
Three months ended                                                         $ 37  $ 58  $ (21)
Reasons for the change:
Gas deliveries                                                                         $ (31)
Gas wholesale and retail services, other gas revenue and other income                      5
Operation and maintenance                                                                 (3)
Depreciation and other deductions                                                         (3)
Income taxes                                                                              11
                                                                                       -----
Total change                                                                           $ (21)
                                                                                       =====

GAS DELIVERIES: In the first quarter of 2006 versus 2005, gas deliveries, including miscellaneous transportation to end-use customers, decreased 21.9 bcf or 15.1 percent. The decrease in gas deliveries is primarily due to warmer weather in the first quarter of 2006 versus 2005 and increased conservation efforts in response to higher gas prices. Average temperatures in the first quarter of 2006 were 16.7 percent warmer than the same period last year.

                                      CMS-7

                                                          CMS Energy Corporation

GAS WHOLESALE AND RETAIL SERVICES, OTHER GAS REVENUE AND OTHER INCOME: In the first quarter of 2006 versus 2005, the $5 million increase is related primarily to increased gas wholesale and retail services revenue.

OPERATION AND MAINTENANCE: In the first quarter of 2006, operation and maintenance expenses increased versus 2005 primarily due to higher pension and benefit expense and customer service expense. Pension and benefit expense reflects changes in actuarial assumptions and the latest collective bargaining agreement between the Utility Workers Union of America and Consumers. Customer service expense increased primarily due to higher uncollectible accounts expense.

DEPRECIATION AND OTHER DEDUCTIONS: In the first quarter of 2006, depreciation expense increased versus 2005 primarily due to higher plant in service.

INCOME TAXES: In the first quarter of 2006, income taxes decreased versus 2005 primarily due to lower earnings by the gas utility.

ENTERPRISES RESULTS OF OPERATIONS

                                                                            In Millions
                                                             --------------------------
March 31                                                      2006     2005     Change
--------                                                     ------   ------   --------
Three months ended                                           $ (49)   $  105   $  (154)
Reasons for the change:
Operating revenues                                                             $    37
Cost of gas and purchased power                                                   (102)
Fuel costs mark-to-market at MCV                                                  (365)
Earnings from equity method investees                                                5
Gain on sale of assets                                                              (3)
Operation and maintenance                                                          (17)
General taxes, depreciation, and other income                                       32
Fixed charges                                                                      (11)
Minority interest                                                                  181
Income taxes                                                                        89
                                                                               -------
Total change                                                                   $  (154)
                                                                               =======

OPERATING REVENUES: For the three months ended March 31, 2006, operating revenues increased primarily due to the impact of increased customer demand on deliveries and increased third-party gas sales. These increases were offset partially by mark-to-market losses on gas contracts at CMS ERM.

COST OF GAS AND PURCHASED POWER: For the three months ended March 31, 2006, the cost of gas and purchased power decreased operating earnings. The decrease is due to higher gas prices and an increase in fuel purchases in order to meet customer demand.

                                      CMS-8

                                                          CMS Energy Corporation

FUEL COSTS MARK-TO-MARKET AT MCV: For the three months ended March 31, 2006, the fuel costs mark-to-market adjustments of certain long-term gas contracts and financial hedges at the MCV Partnership decreased operating earnings due to slightly decreased gas prices, compared to mark-to-market gains in 2005. The 2005 gains were primarily due to the marking-to-market of certain long term gas contracts and financial hedges at the MCV Partnership that, as a result of the implementation of the RCP, no longer qualified as normal purchases or cash flow hedges.

EARNINGS FROM EQUITY METHOD INVESTEES: Equity earnings for the three months ended March 31, 2006 increased by $5 million versus 2005. Contributing to the increase was $4 million from Neyveli, which recorded lower earnings in 2005 due to a penalty on coal purchase commitments and a forced outage, $3 million from GasAtacama due to a renegotiated power contract, and $2 million in earnings and mark-to-market gains at Jubail, which achieved commercial operations in September 2005. These increases were offset by lower earnings at Jorf Lasfar primarily due to a scheduled outage, higher deferred tax expenses, and lower fuel cost recoveries.

GAIN ON SALE OF ASSETS: For the three months ended March 31, 2006, there were no gains or losses on asset sales versus a $3 million gain in 2005 from the sale of our interest in GVK in India.

OPERATION AND MAINTENANCE: For the three months ended March 31, 2006, operation and maintenance expenses increased versus 2005. The increase in 2006 was primarily due to increased operating costs at CPEE and Takoradi, as well as higher development costs.

GENERAL TAXES, DEPRECIATION, AND OTHER INCOME: For the three months ended March 31, 2006, the net of general tax expense, depreciation, and other income increased operating income compared to 2005. This is primarily due to lower depreciation expense at the MCV Partnership resulting from the impairment of property, plant, and equipment and lower accretion expense related to prepaid gas contracts at CMS ERM.

FIXED CHARGES: For the three months ended March 31, 2006, fixed charges increased versus 2005 due to higher interest expense resulting from an increase in subsidiary debt and interest rates, offset partially by lower expenses at the MCV Partnership.

MINORITY INTEREST: For the three months ended March 31, 2006, minority owners of our subsidiaries shared a portion of the losses at our subsidiaries. The allocation of these losses to minority owners decreased our net loss in 2006. In 2005, minority owners shared in the profits of our subsidiaries and the amount of income attributed to them reduced our net income. The losses in 2006 and gains in 2005 were primarily due to activities at the MCV Partnership.

INCOME TAXES: For the three months ended March 31, 2006, income tax expense decreased versus 2005. The decrease was due to lower earnings in 2006, primarily due to mark-to-market losses in 2006 versus gains in 2005.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

                                                                 In Millions
                                                    ------------------------
March 31                                             2006     2005    Change
--------                                            ------   ------   ------
Three months ended                                  $ (45)    $(46)   $    1

For the three months ended March 31, 2006, corporate interest and other net expenses was $45 million, a decrease of $1 million versus 2005. The decrease reflects a reduction in interest expense due to lower debt levels, lower other expenses allocated from the utility and the absence of additional tax expense recorded in

                                      CMS-9

                                                          CMS Energy Corporation

2005. These decreases were offset partially by premiums paid for the repurchase of a portion of CMS Energy's 9.875 percent senior notes and higher legal fees.

DISCONTINUED OPERATIONS: For the three months ended March 31, 2006, net income from Discontinued Operations was $1 million. Income from 2006 primarily reflects the expiration of a tax contingency. There was no income or loss from discontinued operations for the three months ended March 31, 2005.

CRITICAL ACCOUNTING POLICIES

The following accounting policies are important to an understanding of our results of operations and financial condition and should be considered an integral part of our MD&A.

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

CONTINGENCIES: We are involved in various regulatory and legal proceedings that arise in the ordinary course of our business. We record a liability for contingencies based upon our assessment that a loss is probable and the amount of loss can be reasonably estimated. The recording of estimated liabilities for contingencies is guided by the principles in SFAS No. 5. We consider many factors in making these assessments, including the history and specifics of each matter.

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

ACCOUNTING FOR FINANCIAL AND DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES, AND MARKET RISK INFORMATION

FINANCIAL INSTRUMENTS: We account for investments in debt and equity securities using SFAS No. 115. For additional details on accounting for financial instruments, see Note 5, Financial and Derivative Instruments.

DERIVATIVE INSTRUMENTS: We use the criteria in SFAS No. 133 to determine if certain contracts must be accounted for as derivative instruments. Except as noted within this section, there have been no material changes to the accounting for derivative instruments since the year ended December 31, 2005. For additional details on accounting for derivatives, see Note 5, Financial and Derivative Instruments.

                                     CMS-10

                                                          CMS Energy Corporation

To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third-party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. Changes in forward prices or volatilities could significantly change the calculated fair value of our derivative contracts. The cash returns we actually realize on these contracts may vary, either positively or negatively, from the results that we estimate using these models. As part of valuing our derivatives at market, we maintain reserves, if necessary, for credit risks arising from the financial condition of counterparties.

The following table summarizes the interest rate and volatility rate assumptions we used to value these contracts at March 31, 2006:

                                                             Interest Rates (%)      Volatility Rates (%)
                                                             ------------------      --------------------
Long-term gas contracts associated with the MCV
     Partnership                                                 4.83 - 5.34              28 -  50
Gas-related option contracts                                        4.70                  46 -  47
Electricity-related option contracts                                4.70                  79 - 119

Establishment of the Midwest Energy Market: In 2005, the MISO began operating the Midwest Energy Market. As a result, the MISO now centrally dispatches electricity and transmission service throughout much of the Midwest and provides day-ahead and real-time energy market information. At this time, we believe that the establishment of this market does not represent the development of an active energy market in Michigan, as defined by SFAS No. 133. However, as the Midwest Energy Market matures, we will continue to monitor its activity level and evaluate whether or not an active energy market may exist in Michigan. If an active market develops in the future, some of our electric purchases and sales contracts may qualify as derivatives. However, we believe that we will be able to apply the normal purchases and sales exception of SFAS No. 133 to these contracts and, therefore, will not be required to mark these contracts to market.

Implementation of the RCP: As a result of implementing the RCP in 2005, a significant portion of the MCV Partnership's long-term gas contracts no longer qualify as normal purchases because the gas will not be used to generate electricity or steam. Accordingly, these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. Additionally, certain of the MCV Partnership's natural gas futures and swap contracts, which are used to hedge variable-priced long-term gas contracts, no longer qualify for cash flow hedge accounting and we record any changes in their fair value in earnings each quarter. As a result of recording the changes in fair value of these long-term gas contracts and the related futures and swaps to earnings, the MCV Partnership has recognized a $156 million loss for the three months ended March 31, 2006. This loss is before consideration of tax effects and minority interest and is included in the total Fuel costs mark-to-market at MCV on our Consolidated Statements of Income (Loss). Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on both its long-term gas contracts and its futures, options, and swap contracts, since gains and losses will be recorded each quarter.

We have recorded derivative assets totaling $100 million associated with the fair value of these contracts on our Consolidated Balance Sheets at March 31, 2006. We expect almost all of these assets, which represent cumulative net mark-to-market gains, to reverse as losses through earnings during 2006 and 2007 as the gas is purchased and the futures, options, and swaps settle, with the remainder reversing between 2008 and 2011. Due to the impairment of the MCV Facility and subsequent losses, the value of the equity held by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since we are one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative

                                     CMS-11

                                                          CMS Energy Corporation

equity. As the MCV Partnership recognizes future losses from the reversal of these derivative assets, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share.

CMS ERM CONTRACTS: CMS ERM enters into and owns energy contracts as a part of activities considered to be an integral part of CMS Energy's ongoing operations. There have been no material changes to the accounting for CMS ERM's contracts since the year ended December 31, 2005.

We include the fair value of the derivative contracts held by CMS ERM in either Price risk management assets or Price risk management liabilities on our Consolidated Balance Sheets. The following tables provide a summary of these contracts at March 31, 2006:

                                                                                         In Millions
                                                                       -----------------------------
                                                                        Non-
                                                                       Trading     Trading     Total
                                                                       -------     -------     -----
Fair value of contracts outstanding at December 31, 2005               $   (63)    $   100     $  37
Fair value of new contracts when entered into during the period (a)          -           -         -
Contracts realized or otherwise settled during the period                    6         (13)       (7)
Other changes in fair value (b)                                             (5)        (25)      (30)
                                                                       -------     -------     -----
Fair value of contracts outstanding at March 31, 2006                  $   (62)    $    62     $   -
                                                                       =======     =======     =====

(a) Reflects only the initial premium payments (receipts) for new contracts. No unrealized gains or losses were recognized at the inception of any new contracts.

(b) Reflects changes in price and net increase (decrease) of forward positions as well as changes to present value and credit reserves.

Fair Value of Non-Trading Contracts at March 31, 2006                                    In Millions
----------------------------------------------------------------------------------------------------
                                                                      Maturity (in years)
                                                Total    -------------------------------------------
Source of Fair Value                         Fair Value  Less than 1  1 to 3  4 to 5  Greater than 5
--------------------                         ----------  -----------  ------  ------  --------------
Prices actively quoted                         $   -       $   -      $    -   $  -       $  -
Prices obtained from external
   sources or based on models and
   other valuation methods                       (62)        (11)        (18)   (31)        (2)
                                               -----       -----      ------   ----       ----
Total                                          $ (62)      $ (11)     $  (18)  $(31)      $ (2)
                                               =====       =====      ======   ====       ====

Fair Value of Trading Contracts at March 31, 2006                                        In Millions
----------------------------------------------------------------------------------------------------
                                                                      Maturity (in years)
                                               Total     -------------------------------------------
Source of Fair Value                         Fair Value  Less than 1  1 to 3  4 to 5  Greater than 5
--------------------                         ----------  -----------  ------  ------  --------------
Prices actively quoted                         $ (55)      $  (13)    $  (42)  $  -       $  -
Prices obtained from external
   sources or based on models and
   other valuation methods                       117           29         55     31          2
                                               -----       ------     ------   ----       ----
Total                                          $  62       $   16     $   13   $ 31       $  2
                                               =====       ======     ======   ====       ====

MARKET RISK INFORMATION: The following is an update of our risk sensitivities since December 31, 2005. These sensitivities indicate the potential loss in fair value, cash flows, or future earnings from our financial instruments, including our derivative contracts, assuming a hypothetical adverse change in market rates or prices of 10 percent. Changes in excess of the amounts shown in the sensitivity analyses could occur if changes in market rates or prices exceed the 10 percent shift used for the analyses.

                                     CMS-12

                                                          CMS Energy Corporation

Interest Rate Risk Sensitivity Analysis (assuming an adverse change in market interest rates of 10 percent):

                                                                                            In Millions
                                                                     ----------------------------------
                                                                     March 31, 2006   December 31, 2005
                                                                     --------------   -----------------
Variable-rate financing - before-tax annual earnings exposure             $  2               $  4
Fixed-rate financing - potential REDUCTION in fair value (a)               220                223

(a) Fair value exposure could only be realized if we repurchased all of our fixed-rate financing.

Certain equity method investees have entered into interest rate swaps. These instruments are not required to be included in the sensitivity analysis, but can have an impact on financial results.

Commodity Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

                                                                                              In Millions
                                                                      -----------------------------------
                                                                      March 31, 2006    December 31, 2005
                                                                      --------------    -----------------
Potential REDUCTION in fair value:
 Non-trading contracts
    Gas supply option contracts                                             $  -               $  1
    CMS ERM gas forward contracts                                              1                  -
    Derivative contracts associated with the MCV Partnership:
         Long-term gas contracts                                              26                 39
         Gas futures, options, and swaps                                      41                 48

 Trading contracts
    Electricity-related option contracts                                       1                  2
    Electricity-related swaps                                                 11                 13
    Gas-related option contracts                                               1                  1
    Gas-related swaps and futures                                              3                  4

Investment Securities Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

                                                                                                 In Millions
                                                                          ----------------------------------
                                                                          March 31, 2006   December 31, 2005
                                                                          ---------------  -----------------
Potential REDUCTION in fair value of available-for-sale equity
   securities (primarily SERP investments):                                     $ 5              $ 5

Consumers maintains trust funds, as required by the NRC, for the purpose of funding certain costs of nuclear plant decommissioning. At March 31, 2006 and December 31, 2005, these funds were invested primarily in equity securities, fixed-rate, fixed-income debt securities, and cash and cash equivalents, and are recorded at fair value on our Consolidated Balance Sheets. These investments are exposed to price fluctuations in equity markets and changes in interest rates. Because the accounting for nuclear plant decommissioning recognizes that costs are recovered through Consumers' electric rates, fluctuations in equity prices or interest rates do not affect our earnings or cash flows.

For additional details on market risk and derivative activities, see Note 5, Financial and Derivative Instruments.

                                     CMS-13

                                                          CMS Energy Corporation

OTHER

Other accounting policies important to an understanding of our results of operations and financial condition include:

      -     accounting for long-lived assets and equity method investments,

      -     accounting for the effects of industry regulation,

      -     accounting for pension and OPEB,

      -     accounting for asset retirement obligations, and

      -     accounting for nuclear decommissioning costs.

These accounting policies were disclosed in our 2005 Form 10-K and there have been no material changes.

CAPITAL RESOURCES AND LIQUIDITY

Factors affecting our liquidity and capital requirements are:

      -     results of operations,

      -     capital expenditures,

      -     energy commodity costs,

      -     contractual obligations,

      -     regulatory decisions,

      -     debt maturities,

      -     credit ratings,

      -     working capital needs, and

      -     collateral requirements.

During the summer months, we purchase natural gas and store it for resale primarily during the winter heating season. Although our prudent natural gas purchases are recoverable from our customers, the amount paid for natural gas stored as inventory requires additional liquidity due to the timing of the cost recoveries. We have credit agreements with our commodity suppliers and those agreements contain terms that have resulted in margin calls. Additional margin calls or other credit support may be required if agency ratings are lowered or if market conditions remain unfavorable relative to our obligations to those parties.

Our current financial plan includes controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities. Due to the adverse impact of the MCV Partnership asset impairment charge recorded in 2005, Consumers' ability to issue FMB as primary obligations or as collateral for financing is expected to be limited to $298 million through September 30, 2006. After September 30, 2006, Consumers' ability to issue FMB in excess of $298 million is based on achieving a two-times FMB interest coverage ratio.

We believe the following items will be sufficient to meet our liquidity needs:

      -     our current level of cash and revolving credit facilities,

      - our ability to access junior secured and unsecured borrowing capacity in the capital markets, and

      -     our anticipated cash flows from operating and investing activities.

We have not made a specific determination concerning the reinstatement of common stock dividends. The Board of Directors may reconsider or revise its dividend policy based upon certain conditions, including our results of operations, financial condition, and capital requirements, as well as other relevant factors.

                                     CMS-14

                                                          CMS Energy Corporation

CASH POSITION, INVESTING, AND FINANCING

Our operating, investing, and financing activities meet consolidated cash needs. At March 31, 2006, $824 million consolidated cash was on hand, which includes $66 million of restricted cash and $242 million from entities consolidated pursuant to FASB Interpretation No. 46(R).

Our primary ongoing source of cash is dividends and other distributions from our subsidiaries. For the three months ended March 31, 2006, Consumers paid $40 million in common stock dividends to CMS Energy.

SUMMARY OF CONSOLIDATED STATEMENTS OF CASH FLOWS:

                                                             In Millions
                                                           ---------------
Three months ended March 31                                 2006      2005
---------------------------                                -----     -----
Net cash provided by (used in):
   Operating activities                                    $ 173     $ 262
   Investing activities                                      (42)       (8)
                                                           -----     -----
Net cash provided by operating and investing activities      131       254
   Financing activities                                     (221)       17
Effect of exchange rates on cash                               1         -
                                                           -----     -----
Net Increase (Decrease) in Cash and Cash Equivalents       $ (89)    $ 271
                                                           =====     =====

OPERATING ACTIVITIES: For the three months ended March 31, 2006, net cash provided by operating activities was $173 million, a decrease of $89 million versus 2005. This was due to the timing of payments for higher priced gas used during the heating season and other timing differences.

INVESTING ACTIVITIES: For the three months ended March 31, 2006, net cash used in investing activities was $42 million, an increase of $34 million versus 2005. This was primarily due to the absence of short-term investment proceeds of $109 million and the absence of proceeds from asset sales of $21 million in 2006, offset by a release of restricted cash of $128 million in February 2006, which we used to extinguish long-term debt-related parties.

FINANCING ACTIVITIES: For the three months ended March 31, 2006, net cash used in financing activities was $221 million, an increase of $238 million versus 2005. This was primarily due to a decrease in proceeds from debt issuances of $691 million, offset by fewer debt retirements of $452 million.

For additional details on long-term debt activity, see Note 3, Financings and Capitalization.

OBLIGATIONS AND COMMITMENTS

DIVIDEND RESTRICTIONS: For details on dividend restrictions, see Note 3, Financings and Capitalization.

OFF-BALANCE SHEET ARRANGEMENTS: CMS Energy and certain of its subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnifications, letters of credit, surety bonds, and financial and performance guarantees. For details on guarantee arrangements, see Note 2, Contingencies, "Other Contingencies - FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

REVOLVING CREDIT FACILITIES: For details on revolving credit facilities, see
Note 3, Financings and Capitalization.

                                     CMS-15

                                                          CMS Energy Corporation

SALE OF ACCOUNTS RECEIVABLE: For details on the sale of accounts receivable, see
Note 3, Financings and Capitalization.

OUTLOOK

CORPORATE OUTLOOK

Over the next few years, our business strategy will focus on reducing parent company debt, growing earnings, and positioning us to make new investments that complement our strengths.

ELECTRIC UTILITY BUSINESS OUTLOOK

GROWTH: Summer 2005 temperatures were higher than historical averages, leading to increased demand from electric customers. In 2006, we project electric deliveries will decline less than one percent from 2005 levels. This short-term outlook assumes a stabilizing economy and normal weather conditions throughout the remainder of the year.

Over the next five years, we expect electric deliveries to grow at an average rate of about one and one-half percent per year. However, such growth is dependent on a modestly growing customer base and a stabilizing Michigan economy. This growth rate includes both full-service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants and other electric utilities. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to fluctuations in weather conditions and changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.

ELECTRIC RESERVE MARGIN: We are planning for a reserve margin of approximately 11 percent for summer 2006, or supply resources equal to 111 percent of projected firm summer peak load. Of the 2006 supply resources target of 111 percent, we expect to meet approximately 97 percent from our electric generating plants and long-term power purchase contracts, and approximately 14 percent from other contractual arrangements. Through a combination of owned capacity and purchases, we have supply resources in place to cover approximately 110 percent of the projected firm summer peak load for 2006. We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2007 through 2010. As a result, we have recognized an asset of $72 million for unexpired capacity and energy contracts at March 31, 2006.

ELECTRIC TRANSMISSION EXPENSES: The METC, which provides electric transmission service to us, increased substantially the transmission rates it charges us in 2006. The increased rates are subject to refund and to reduction based on the outcome of hearings at the FERC scheduled for September 2006. We are attempting to recover these costs through our 2006 PSCR plan case. In December 2005, the MPSC issued an order that temporarily excluded a portion of the increased costs from our 2006 PSCR charge. In April 2006, the MPSC Staff filed briefs in the 2006 PSCR case recommending that the MPSC approve recovery of all filed costs, including those temporarily excluded in the December 2005 order. The PSCR process allows recovery of all reasonable and prudent power supply costs. However, we cannot predict when full recovery of these transmission costs will commence. To the extent that we incur and are unable to collect these increased costs in a timely manner, our cash flows from electric utility operations will be affected negatively. For additional details, see Note 2, Contingencies, "Consumers' Electric Utility Rate Matters - Power Supply Costs."

INDUSTRIAL REVENUE OUTLOOK: Our electric utility customer base includes a mix of residential, commercial, and diversified industrial customers, the largest segment of which is the automotive industry. In November

                                     CMS-16

                                                          CMS Energy Corporation

2005, General Motors Corporation, a large industrial customer of Consumers, announced plans to reduce certain manufacturing operations in Michigan. However, since the targeted operations are outside of our service territory, we do not anticipate a significant impact on electric utility revenue. In March 2006, Delphi Corporation, also a large industrial customer of Consumers, announced plans to sell or close all but one of their manufacturing operations in Michigan as part of their bankruptcy restructuring. Our electric utility operations are not dependent upon a single customer, or even a few customers, and customers in the automotive sector constitute 4 percent of our total electric revenue. In addition, returning industrial customers will benefit our electric utility revenue. However, we cannot predict the impact of these restructuring plans or possible future actions by other industrial customers.

THE ELECTRIC CAPACITY NEED FORUM: In January 2006, the MPSC Staff issued a report on future electric capacity in the state of Michigan. The report indicated that existing generation resources are adequate in the short term, but could be insufficient to maintain reliability standards by 2009. The report also indicated that new coal-fired baseload generation may be needed by 2011. The MPSC Staff recommended an approval and bid process for new power plants. To address revenue stability risks, the Staff also recommended a special reliability charge a utility would assess on all electric distribution customers. In April 2006, the governor of Michigan issued an executive directive calling for the development of a comprehensive energy plan for the state of Michigan. The directive calls for the Chairman of the MPSC, working in cooperation with representatives from the public and private sectors, to make recommendations on Michigan's energy policy by the end of 2006. We will continue to participate as the MPSC addresses future electric capacity needs.

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

Clean Air: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $819 million. As of March 2006, we incurred $616 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $203 million of capital expenditures will be made in 2006 through 2011. In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $6 million per year, which we expect to recover from our customers through the PSCR process. The allowances and their costs are accounted for as inventory. The allowance inventory is expensed at the rolling average cost as the coal-fired electric generating plants emit nitrogen oxide.

In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of nitrogen oxides by 63 percent and sulfur dioxide by 71 percent from 2003 levels by 2015. We plan to meet this rule by year round operations of our selective catalytic control technology units to meet nitrogen oxide targets and installation of flue gas desulfurization scrubbers at an estimated cost of $960 million.

                                     CMS-17

                                                          CMS Energy Corporation

Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. The Clean Air Mercury Rule establishes a cap-and-trade system for mercury emissions that is similar to the system used in the Clean Air Interstate Rule. The industry has not reached a consensus on the technical methods for curtailing mercury emissions. However, we anticipate our capital and operating costs for mercury emissions reductions required by the Clean Air Mercury Rule to be significantly less than what was required for selective catalytic reduction technology used for nitrogen oxide compliance.

In April 2006, Michigan's governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. This plan adopts the Federal Clean Air Mercury Rule through its first phase, which ends in 2010. After the year 2010, the mercury emissions reduction standards outlined in the governor's plan become more stringent than those included in the Federal Clean Air Mercury Rule. If implemented as proposed, we anticipate the costs to comply with the governor's plan will exceed Federal Clean Air Mercury Rule compliance costs. We will work with the MDEQ on the details of these rules.

Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases. We cannot predict whether any federal mandatory greenhouse gas emission reduction rules ultimately will be enacted, or the specific requirements of any of these rules and their effect on our operations and financial results.

To the extent that greenhouse gas emission reduction rules come into effect, the mandatory emissions reduction requirements could have far-reaching and significant implications for the energy sector. We cannot estimate the potential effect of federal or state level greenhouse gas policy on our future consolidated results of operations, cash flows, or financial position due to the uncertain nature of the policies at this time. However, we stay abreast of greenhouse gas policy developments and will continue to assess and respond to their potential implications on our business operations.

Water: In March 2004, the EPA issued rules that govern electric generating plant cooling water intake systems. The rules require significant reduction in fish killed by operating equipment. Some of our facilities will be required to comply with the new rules by 2007. We are performing the required studies to determine the most cost-effective solutions for compliance.

For additional details on electric environmental matters, see Note 2, Contingencies, "Consumers' Electric Utility Contingencies - Electric Environmental Matters."

COMPETITION AND REGULATORY RESTRUCTURING: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At March 31, 2006, alternative electric suppliers were providing 348 MW of generation service to ROA customers. This is 4 percent of our total distribution load and represents a decrease of 61 percent compared to March 31, 2005. It is difficult to predict future ROA customer trends.

Section 10d(4) Regulatory Assets: In December 2005, the MPSC issued an order that authorized us to recover $333 million in Section 10d(4) costs. Instead of collecting these costs evenly over five years, the order instructed us to collect 10 percent of the regulatory asset total in the first year, 15 percent in the second year, and 25 percent in the third, fourth, and fifth years. In January 2006, we filed a petition for rehearing with the MPSC that disputed the aspect of the order dealing with the timing of our collection of these costs. In April 2006, the MPSC issued an order that denied our petition for rehearing.

Through and Out Rates: In December 2004, we began paying a transitional charge pursuant to a FERC order eliminating regional "through and out" rates. Although the transitional charge ended in March 2006, there are hearings scheduled for May 2006 at the FERC to discuss these charges. These hearings could result in refunds or additional transitional charges to us. In April 2006, we filed an agreement with the FERC between the PJM RTO transmission owners and Consumers concerning these transitional charges. If approved by the FERC, the agreement would resolve all issues regarding transitional charges for Consumers and eliminate the potential for refunds or additional transitional charges to Consumers. We cannot predict the outcome of this matter.

For additional details and material changes relating to the restructuring of the electric utility industry and

                                     CMS-18

                                                          CMS Energy Corporation

electric rate matters, see Note 2, Contingencies, "Consumers' Electric Utility Restructuring Matters," and "Consumers' Electric Utility Rate Matters."

OTHER ELECTRIC UTILITY BUSINESS UNCERTAINTIES

MCV UNDERRECOVERIES: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. We hold a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility.

Under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Natural gas prices have increased substantially in recent years and throughout 2005. In 2005, the MCV Partnership reevaluated the economics of operating the MCV Facility and recorded an impairment charge. If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its obligations under the sale and leaseback transactions and other contracts. We are evaluating various alternatives in order to develop a new long-term strategy with respect to the MCV Facility.

Further, the cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate cash underrecoveries of capacity and fixed energy payments of $55 million in 2006 and $39 million in 2007. However, Consumers' direct savings from the RCP, after allocating a portion to customers, are used to offset a portion of our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The effect of any such action would be to:

      - reduce cash flow to the MCV Partnership, which could have an adverse effect on the MCV Partnership's financial performance, and

      -     eliminate our underrecoveries of capacity and fixed energy payments.

The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out clause, the MCV Partnership has the right to terminate the MCV PPA. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the financial performance of the MCV Partnership. If the MCV Partnership terminates the MCV PPA, we would be required to replace the lost capacity to maintain an adequate electric reserve margin. This could involve entering into a new PPA and / or entering into electric capacity contracts on the open market. We cannot predict our ability to enter into such contracts at a reasonable price. We are also unable to predict regulatory approval of the terms and conditions of such contracts, or that the MPSC would allow full recovery of our incurred costs.

For additional details on the MCV Partnership, see Note 2, Contingencies, "Other Consumers' Electric Utility Contingencies - The Midland Cogeneration Venture."

NUCLEAR MATTERS: Big Rock: Decommissioning of the site is nearing completion. Demolition of the last remaining plant structure, the containment building, and removal of remaining underground utilities and temporary office structures is expected to be completed by the summer of 2006. Final radiological surveys will then be completed to ensure that the site meets all requirements for free, unrestricted release in accordance with the NRC approved License Termination Plan (LTP) for the project. We anticipate NRC

                                     CMS-19

                                                          CMS Energy Corporation

approval to return approximately 475 acres of the site, including the area formerly occupied by the nuclear plant, to a natural setting for unrestricted use by early 2007. We expect another area of approximately 105 acres encompassing the Big Rock Independent Spent Fuel Storage Installation (ISFSI), where eight casks loaded with spent fuel and other high-level radioactive material are stored, to be returned to a natural state within approximately two years from the date the DOE finishes removing the spent fuel from Big Rock also in accordance with the LTP.

Palisades: The amount of spent nuclear fuel at Palisades exceeds the plant's temporary onsite wet storage pool capacity. We are using dry casks for temporary onsite dry storage to supplement the wet storage pool capacity. As of March 2006, we have loaded 29 dry casks with spent nuclear fuel.

Palisades' current license from the NRC expires in 2011. In March 2005, the NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. We expect a decision from the NRC on the license renewal application in 2007.

In December 2005, we announced plans to sell the Palisades nuclear plant and enter into a long-term power purchase agreement with the new owner. Subject to review of the terms that are realized through a bidding process, we believe a sale is the best option for our company, as it will reduce risk and improve cash flow while retaining the benefits of the plant for customers. The Palisades sale will use a competitive bid process, providing interested companies certain options to bid on the plant, as well as the related decommissioning liabilities and trust funds assets, and spent nuclear fuel at Palisades and Big Rock. Any sale will be subject to various approvals, including regulatory approvals of a long-term contract for us to purchase power from the plant, and various other contingencies. We expect to complete the sale in 2007.

For additional details on nuclear plant decommissioning at Big Rock and Palisades, see Note 2, Contingencies, "Other Consumers' Electric Utility Contingencies - Nuclear Plant Decommissioning."

GAS UTILITY BUSINESS OUTLOOK

GROWTH: In 2006, we project gas deliveries will decline by four percent, on a weather-adjusted basis, from 2005 levels due to increased conservation and overall economic conditions in the State of Michigan. Over the next five years, we expect gas deliveries to be relatively flat. Actual gas deliveries in future periods may be affected by:

      -     fluctuations in weather patterns,

      -     use by independent power producers,

      -     competition in sales and delivery,

      -     changes in gas commodity prices,

      -     Michigan economic conditions,

      -     the price of competing energy sources or fuels, and

      -     gas consumption per customer.

GAS UTILITY BUSINESS UNCERTAINTIES

Several gas business trends or uncertainties may affect our future financial results and financial condition. These trends or uncertainties could have a material impact on revenues or income from gas operations.

GAS ENVIRONMENTAL ESTIMATES: We expect to incur investigation and remedial action costs at a number of sites, including 23 former manufactured gas plant sites. For additional details, see Note 2, Contingencies, "Consumers' Gas Utility Contingencies - Gas Environmental Matters."

                                     CMS-20

                                                          CMS Energy Corporation

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings. For additional details on gas cost recovery, see Note 2, Contingencies, "Consumers' Gas Utility Rate Matters - Gas Cost Recovery."

2001 GAS DEPRECIATION CASE: In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which:

      - reaffirmed the previously-ordered $34 million reduction in our depreciation expense,

      - required us to undertake a study to determine why our plant removal costs are in excess of other regulated Michigan natural gas utilities, and

      - required us to file a study report with the MPSC Staff on or before December 31, 2005.

We filed the study report with the MPSC Staff on December 29, 2005.

We are also required to file our next gas depreciation case within 90 days after the MPSC issuance of a final order in the pending case related to ARO accounting. We cannot predict when the MPSC will issue a final order in the ARO accounting case.

If the depreciation case order is issued after the gas general rate case order, we proposed to incorporate its results into the gas general rates using a surcharge mechanism.

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

In February 2006, the MPSC Staff recommended granting final rate relief of $62 million. The MPSC Staff proposed that $17 million of this amount be contributed to a low income energy efficiency fund. The MPSC Staff also recommended reducing our return on common equity to 11.15 percent, from our current 11.4 percent.

In March 2006, the MPSC Staff revised its recommended final rate relief to $71 million. As of April 2006, the MPSC has not acted on our interim or final rate relief requests.

In April 2006, we revised our request for final rate relief downward to $118 million.

ENTERPRISES OUTLOOK

We are evaluating new development opportunities outside of our current asset base to determine whether they fit within our business strategy. These and other investment opportunities for Enterprises will be considered for risk, rate of return, and consistency with our business strategy. Meanwhile, we plan to continue restructuring our Enterprises business with the objective of narrowing the focus of our operations to primarily North America and the Middle East/North Africa. We will continue to sell designated assets and investments that are not consistent with this focus. The percentage of our future earnings relating to our equity method investments may increase and our total future earnings may depend more significantly upon the performance of those investments. For summarized financial information of our equity method investments, see Note 9, Equity Method Investments.

UNCERTAINTIES: The results of operations and the financial position of our diversified energy businesses may be affected by a number of trends or uncertainties. Those that could have a material impact on our income, cash flows, or balance sheet and credit improvement include:

      - our ability to sell or to improve the performance of assets and businesses in accordance with our

                                     CMS-21

                                                          CMS Energy Corporation

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

      - impact of any future rate cases, FERC actions, or orders on regulated businesses,

      - impact of ratings downgrades on our liquidity, operating costs, and cost of capital,

      - impact of changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings,

      - changes in available gas supplies or Argentine government regulations that could restrict natural gas exports to our GasAtacama electric generating plant, and

      - impact of indemnity and environmental remediation obligations at Bay Harbor.

GASATACAMA: On March 24, 2004, the Argentine government authorized the restriction of exports of natural gas to Chile, giving priority to domestic demand in Argentina. This restriction could have a detrimental effect on GasAtacama's earnings since GasAtacama's gas-fired electric generating plant is located in Chile and uses Argentine gas for fuel. From April through December 2004, Bolivia agreed to export 4 million cubic meters of gas per day to Argentina, which allowed Argentina to minimize its curtailments to Chile. Argentina and Bolivia extended the term of that agreement through December 31, 2006. With the Bolivian gas supply, Argentina relaxed its export restrictions to GasAtacama, currently allowing GasAtacama to receive approximately 50 percent of its contracted gas quantities at its electric generating plant. On May 1, 2006, the Bolivian government announced its intention to nationalize the natural gas industry. At this point in time, it is not possible to predict the outcome of these events and their effect on the earnings of GasAtacama. At March 31, 2006, the value of our investment in GasAtacama was $378 million.

SENECA: SENECA operates an electric utility on Margarita Island, Venezuela under a Concession Agreement with the Venezuelan Ministry of Energy and Petroleum
(MEP). The Concession Agreement provides for semi-annual customer tariff adjustments for the effects of inflation and foreign exchange variations. The last tariff adjustment occurred in December 2003. In 2003, the MEP-approved a fuel subsidy to offset partially the lower tariff revenue. This fuel subsidy expired on December 31, 2004. SENECA has informed the MEP that it will continue to apply the fuel subsidy as a credit against a portion of its fuel bills from its fuel supplier, Deltaven, a governmental body regulated by the MEP. SENECA has not received any response from the MEP. Deltaven has continued to deliver fuel without interruption. We are informed that the MEP is examining our financial relief proposal. The outcome is uncertain since all alternatives are still being explored. If timely financial relief is not approved, the liquidity of SENECA and the value of our investment in SENECA would be impacted adversely.

OTHER OUTLOOK

MCV PARTNERSHIP NEGATIVE EQUITY: Due to the impairment of the MCV Facility and operating losses from mark-to-market adjustments on derivative instruments, the value of the equity held by Consumers and by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since Consumers is one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative equity. As the MCV Partnership recognizes future losses, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share.

                                     CMS-22

                                                          CMS Energy Corporation

LITIGATION AND REGULATORY INVESTIGATION: We are the subject of an investigation by the DOJ regarding round-trip trading transactions by CMS MST. Also, we are named as a party in various litigation matters including, but not limited to, securities class action lawsuits, a class action lawsuit alleging ERISA violations, and several lawsuits regarding alleged false natural gas price reporting and price manipulation. Additionally, the SEC is investigating the actions of former CMS Energy subsidiaries in relation to Equatorial Guinea. For additional details regarding these and other matters, see Note 2, Contingencies and Part II, Item 1. Legal Proceedings.

PENSION REFORM: Both branches of Congress passed legislation aimed at reforming pension plans. The U.S. Senate passed The Pension Security and Transparency Act in November 2005 and The House of Representatives passed the Pension Protection Act of 2005 in December 2005. At the core of both bills are changes in the calculation of pension plan funding requirements effective for plan years beginning in 2007, with interest rate relief extended until then, and an increase in premiums paid to the Pension Benefit Guaranty Corporation (PBGC). The latter was addressed through the broader budget reconciliation bill, which raises the PBGC flat-rate premiums from $19 to $30 per participant per year beginning in 2006. Although the Senate and House bills are similar, they do contain a number of technical differences, including differences in the time period allowed for interest rate and asset smoothing, the interest rate used to calculate lump sum payments, and the criteria used to determine whether a plan is "at-risk," which requires higher contribution levels. The Senate and the House plan to work out the differences between the two bills in a joint conference. The timing, however, of a final pension reform bill is unknown.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

SFAS NO. 123(R) AND SAB NO. 107, SHARE-BASED PAYMENT: SFAS No. 123(R) requires companies to use the fair value of employee stock options and similar awards at the grant date to value the awards. SFAS No. 123(R) was effective for us on January 1, 2006. We elected to adopt the modified prospective method recognition provisions of this Statement instead of retrospective restatement. We adopted the fair value method of accounting for share-based awards effective December 2002. Therefore, SFAS No. 123(R) did not have a significant impact on our results of operations when it became effective. We applied the additional guidance provided by SAB No. 107 upon implementation of SFAS No. 123(R). For additional details, see Note 8, Executive Incentive Compensation.

PROPOSED ACCOUNTING STANDARD

On March 31, 2006, the FASB released an Exposure Draft of a proposed SFAS entitled "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The proposed SFAS would amend SFAS Nos. 87, 88, 106, and 132(R) and is expected to be effective for us on December 31, 2006. The most significant requirement stated in the proposed SFAS is the balance sheet recognition of the underfunded portion of our defined benefit postretirement plans at the date of adoption. We expect that Consumers will be allowed to apply SFAS No. 71 and recognize the underfunded portion as a regulatory asset. If we determine that SFAS No. 71 does not apply our equity could be reduced significantly. We are in the process of determining the impact of this proposed SFAS on our financial statements.


                                     CMS-23

                             CMS ENERGY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                       ------------------
MARCH 31                                                                                 2006      2005
--------                                                                                -------   -------
                                                                             In Millions, Except Per Share Amounts
OPERATING REVENUE                                                                       $ 2,032   $ 1,845

EARNINGS FROM EQUITY METHOD INVESTEES                                                        36        31

OPERATING EXPENSES
     Fuel for electric generation                                                           225       177
     Fuel costs mark-to-market at MCV                                                       156      (209)
     Purchased and interchange power                                                        150        95
     Cost of gas sold                                                                       946       839
     Other operating expenses                                                               279       234
     Maintenance                                                                             80        58
     Depreciation, depletion and amortization                                               162       156
     General taxes                                                                           78        75
                                                                                        -------   -------
                                                                                          2,076     1,425
                                                                                        -------   -------

OPERATING INCOME (LOSS)                                                                      (8)      451

OTHER INCOME (DEDUCTIONS)
     Accretion expense                                                                       (2)       (5)
     Gain on asset sales, net                                                                 -         3
     Interest and dividends                                                                  17        10
     Regulatory return on capital expenditures                                                3        16
     Foreign currency losses, net                                                             -        (1)
     Other income                                                                             7         8
     Other expense                                                                           (9)       (7)
                                                                                        -------   -------

                                                                                             16        24
                                                                                        -------   -------

FIXED CHARGES
     Interest on long-term debt                                                             119       122
     Interest on long-term debt - related parties                                             4        10
     Other interest                                                                           7         4
     Capitalized interest                                                                    (2)       (1)
     Preferred dividends of subsidiaries                                                      1         1
                                                                                        -------   -------

                                                                                            129       136
                                                                                        -------   -------

INCOME (LOSS) BEFORE MINORITY INTERESTS                                                    (121)      339

MINORITY INTERESTS (OBLIGATIONS), NET                                                       (68)      113
                                                                                        -------   -------

INCOME (LOSS) BEFORE INCOME TAXES                                                           (53)      226

INCOME TAX EXPENSE (BENEFIT)                                                                (28)       74
                                                                                        -------   -------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                    (25)      152

INCOME FROM DISCONTINUED OPERATIONS, NET OF
    $1 TAX EXPENSE IN 2006                                                                    1         -
                                                                                        -------   -------

NET INCOME (LOSS)                                                                           (24)      152
PREFERRED DIVIDENDS                                                                           3         2
                                                                                        -------   -------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                                      $   (27)  $   150
                                                                                        =======   =======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-24

                                                                          THREE MONTHS ENDED
                                                                          ------------------
MARCH 31                                                                  2006           2005
--------                                                                -------        -------
                                                                In Millions, Except Per Share Amounts
CMS ENERGY

  NET INCOME (LOSS)
       Net Income (Loss) Available to Common Stockholders               $   (27)       $   150
                                                                        =======        =======

  BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE
       Income (Loss) from Continuing Operations                         $ (0.13)       $  0.77
       Gain from Discontinued Operations                                   0.01              -
                                                                        -------        -------
       Net Income (Loss) Attributable to Common Stock                   $ (0.12)       $  0.77
                                                                        =======        =======

  DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE
       Income (Loss) from Continuing Operations                         $ (0.13)       $  0.74
       Gain from Discontinued Operations                                   0.01              -
                                                                        -------        -------
       Net Income (Loss) Attributable to Common Stock                   $ (0.12)       $  0.74
                                                                        =======        =======

  DIVIDENDS DECLARED PER COMMON SHARE                                  $      -         $    -
                                                                        -------        -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-25

                                                          CMS Energy Corporation

                      (This page intentionally left blank)

                                     CMS-26

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                             ------------------
MARCH 31                                                                     2006          2005
--------                                                                     -----         -----
                                                                                 In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                          $ (24)        $ 152
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear             162           156
          decommissioning of $1 per period)
        Deferred income taxes and investment tax credit                        (29)           68
        Minority interests (obligations), net                                  (68)          113
        Fuel costs mark-to-market at MCV                                       156          (209)
        Regulatory return on capital expenditures                               (3)          (16)
        Capital lease and other amortization                                    11            10
        Accretion expense                                                        2             5
        Distributions from related parties less than earnings                  (15)           (2)
        Gain on the sale of assets                                               -            (3)
        Changes in other assets and liabilities:
           Increase in accounts receivable and accrued revenues               (202)         (317)
           Decrease in inventories                                             377           418
           Decrease in accounts payable                                       (111)          (25)
           Decrease in accrued expenses                                        (63)          (79)
           Decrease in MCV gas supplier funds on deposit                       (90)          (15)
           Decrease (increase) in other current and non-current assets          96           (29)
           Increase (decrease) in other current and non-current liabilities    (26)           35
                                                                             -----         -----
          Net cash provided by operating activities                          $ 173         $ 262
                                                                             -----         -----

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)          $(129)        $(149)
  Cost to retire property                                                      (25)          (27)
  Restricted cash and restricted short-term investments                        127            11
  Investment in Electric Restructuring Implementation Plan                       -            (1)
  Investments in nuclear decommissioning trust funds                           (17)           (1)
  Proceeds from nuclear decommissioning trust funds                              4             7
  Proceeds from short-term investments                                           -           295
  Purchase of short-term investments                                             -          (186)
  Maturity of MCV restricted investment securities held-to-maturity             28           126
  Purchase of MCV restricted investment securities held-to-maturity            (26)         (126)
  Proceeds from sale of assets                                                   -            21
  Other investing                                                               (4)           22
                                                                             -----         -----
          Net cash used in investing activities                              $ (42)        $  (8)
                                                                             -----         -----

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds, and other long-term debt                       $  13         $ 704
  Issuance of common stock                                                       6             6
  Retirement of bonds and other long-term debt                                (226)         (678)
  Payment of preferred stock dividends                                          (3)           (2)
  Payment of capital lease and financial lease obligations                      (3)           (3)
  Debt issuance costs, financing fees, and other                                (8)          (10)
                                                                             -----         -----
          Net cash provided by (used in) financing activities                $(221)        $  17
                                                                             -----         -----
EFFECT OF EXCHANGE RATES ON CASH                                                 1             -
                                                                             -----         -----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         $ (89)        $ 271
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 847           669
                                                                             -----         -----
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 758         $ 940
                                                                             =====         =====

THE ACCOMPANYING CONDENSED NOTES ARE AN INTREGAL PART OF THESE STATEMENTS.

                                     CMS-27

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31
                                                                              2006          DECEMBER 31
                                                                           (UNAUDITED)         2005
                                                                           -----------      -----------
                                                                                            In Millions
ASSETS
PLANT AND PROPERTY (AT COST)
   Electric utility                                                         $   8,266        $   8,204
   Gas utility                                                                  3,165            3,151
   Enterprises                                                                  1,054            1,068
   Other                                                                           31               25
                                                                            ---------        ---------
                                                                               12,516           12,448
   Less accumulated depreciation, depletion and amortization                    5,166            5,123
                                                                            ---------        ---------
                                                                                7,350            7,325
   Construction work-in-progress                                                  548              520
                                                                            ---------        ---------
                                                                                7,898            7,845
                                                                            ---------        ---------

INVESTMENTS
   Enterprises                                                                    746              712
   Other                                                                           10               13
                                                                            ---------        ---------
                                                                                  756              725
                                                                            ---------        ---------

CURRENT ASSETS
   Cash and cash equivalents at cost, which approximates market                   758              847
   Restricted cash and restricted short-term investments                           66              198
   Accounts receivable, notes receivable and accrued revenue, less
     allowances of $32 and $31, respectively                                    1,017              824
   Accounts receivable and notes receivable - related parties                      67               54
   Inventories at average cost
      Gas in underground storage                                                  702            1,069
      Materials and supplies                                                       92               96
      Generating plant fuel stock                                                 104              110
   Price risk management assets                                                    73              113
   Regulatory assets - postretirement benefits                                     19               19
   Derivative instruments                                                         121              242
   Deferred property taxes                                                        166              160
   Prepayments and other                                                          129              167
                                                                            ---------        ---------
                                                                                3,314            3,899
                                                                            ---------        ---------

NON-CURRENT ASSETS
   Regulatory Assets
      Securitized costs                                                           549              560
      Additional minimum pension                                                  399              399
      Postretirement benefits                                                     110              116
      Customer Choice Act                                                         213              222
      Other                                                                       481              484
   Price risk management assets                                                   127              165
   Nuclear decommissioning trust funds                                            576              555
   Goodwill                                                                        30               27
   Notes receivable - related parties                                             186              187
   Notes receivable                                                               195              187
   Other                                                                          716              649
                                                                            ---------        ---------
                                                                                3,582            3,551
                                                                            ---------        ---------
TOTAL ASSETS                                                                $  15,550        $  16,020
                                                                            =========        =========

                                     CMS-28

STOCKHOLDERS' INVESTMENT AND LIABILITIES

                                                                                 MARCH 31
                                                                                   2006         DECEMBER 31
                                                                                (UNAUDITED)         2005
                                                                                -----------     -----------
                                                                                                In Millions
CAPITALIZATION
   Common stockholders' equity
      Common stock, authorized 350.0 shares; outstanding 221.0 shares and
         220.5 shares, respectively                                              $      2         $      2
      Other paid-in capital                                                         4,445            4,436
      Accumulated other comprehensive loss                                           (286)            (288)
      Retained deficit                                                             (1,855)          (1,828)
                                                                                 --------         --------
                                                                                    2,306            2,322

   Preferred stock of subsidiary                                                       44               44
   Preferred stock                                                                    261              261

   Long-term debt                                                                   6,714            6,800
   Long-term debt - related parties                                                   178              178
   Non-current portion of capital and finance lease obligations                       309              308
                                                                                 --------         --------
                                                                                    9,812            9,913
                                                                                 --------         --------
MINORITY INTERESTS                                                                    354              333
                                                                                 --------         --------

CURRENT LIABILITIES
   Current portion of long-term debt, capital and finance leases                      319              316
   Current portion of long-term debt - related parties                                  -              129
   Accounts payable                                                                   398              511
   Accounts payable - related parties                                                   2                1
   Accrued interest                                                                   123              145
   Accrued taxes                                                                      282              331
   Price risk management liabilities                                                   68               80
   Current portion of gas supply contract obligations                                  10               10
   Deferred income taxes                                                               60               55
   MCV gas supplier funds on deposit                                                  103              193
   Other                                                                              261              342
                                                                                 --------         --------
                                                                                    1,626            2,113
                                                                                 --------         --------

NON-CURRENT LIABILITIES
   Regulatory Liabilities
      Regulatory liabilities for cost of removal                                    1,152            1,120
      Income taxes, net                                                               464              455
      Other regulatory liabilities                                                    231              178
   Postretirement benefits                                                            401              382
   Deferred income taxes                                                              253              297
   Deferred investment tax credit                                                      65               67
   Asset retirement obligation                                                        499              496
   Price risk management liabilities                                                  132              161
   Gas supply contract obligations                                                     56               61
   Other                                                                              505              444
                                                                                 --------         --------
                                                                                    3,758            3,661
                                                                                 --------         --------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 5)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                   $ 15,550         $ 16,020
                                                                                 ========         ========

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-29

                                  CMS ENERGY CORPORATION
                       CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                       (UNAUDITED)

                                                                                             THREE MONTHS ENDED
MARCH 31                                                                                   2006            2005
--------                                                                                  -------         -------
                                                                                                             In
                                                                                                          Millions
COMMON STOCK
   At beginning and end of period                                                         $     2         $     2
                                                                                          -------         -------

OTHER PAID-IN CAPITAL
   At beginning of period                                                                   4,436           4,140
   Common stock issued                                                                          8               6
   Common stock reissued                                                                        1               1
                                                                                          -------         -------
      At end of period                                                                      4,445           4,147
                                                                                          -------         -------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Minimum Pension Liability
      At beginning of period                                                                  (19)            (17)
      Minimum pension liability adjustments (a)                                                 -               -
                                                                                          -------         -------
         At end of period                                                                     (19)            (17)
                                                                                          -------         -------

   Investments
      At beginning of period                                                                    9               9
      Unrealized gain (loss) on investments (a)                                                 2              (1)
                                                                                          -------         -------
         At end of period                                                                      11               8
                                                                                          -------         -------

   Derivative Instruments
      At beginning of period                                                                   35              (9)
      Unrealized gain (loss) on derivative instruments (a)                                     (4)             18
      Reclassification adjustments included in net income (loss) (a)                           (1)             (8)
                                                                                          -------         -------
         At end of period                                                                      30               1
                                                                                          -------         -------

   Foreign Currency Translation
      At beginning of period                                                                 (313)           (319)
      Other foreign currency translations (a)                                                   5               4
                                                                                          -------         -------
         At end of period                                                                    (308)           (315)
                                                                                          -------         -------
      At end of period                                                                       (286)           (323)
                                                                                          -------         -------

RETAINED DEFICIT
   At beginning of period                                                                  (1,828)         (1,734)
   Net income (loss) (a)                                                                      (24)            152
   Preferred stock dividends declared                                                          (3)             (2)
                                                                                          -------         -------
      At end of period                                                                     (1,855)         (1,584)
                                                                                          -------         -------
TOTAL COMMON STOCKHOLDERS' EQUITY                                                         $ 2,306         $ 2,242
                                                                                          =======         =======

(a)  DISCLOSURE OF OTHER COMPREHENSIVE INCOME (LOSS):
         Minimum pension liability adjustments                                            $     -         $     -
         Investments
            Unrealized gain (loss) on investments, net of tax
               of $(1) in 2006 and $- in 2005                                                   2              (1)
         Derivative Instruments
            Unrealized gain (loss) on derivative instruments,
               net of tax of $(5) in 2006 and $9 in 2005                                       (4)             18
            Reclassification adjustments included in net income (loss), net of tax
               of $(1) in 2006 and $(6) in 2005                                                (1)             (8)
         Foreign currency translation, net                                                      5               4
         Net income (loss)                                                                    (24)            152
                                                                                          -------         -------
       Total Other Comprehensive Income (Loss)                                            $   (22)        $   165
                                                                                          =======         =======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-30

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by CMS Energy in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in CMS Energy's Form 10-K for the year ended December 31, 2005. Due to the seasonal nature of CMS Energy's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1:  CORPORATE STRUCTURE AND ACCOUNTING POLICIES

CORPORATE STRUCTURE: CMS Energy is an integrated energy company operating primarily in Michigan. We are the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through various subsidiaries and equity investments, is engaged in domestic and international diversified energy businesses including independent power production, electric distribution, and natural gas transmission, storage and processing. We manage our businesses by the nature of services each provides and operate principally in three business segments: electric utility, gas utility, and enterprises.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include CMS Energy, Consumers, Enterprises, and all other entities in which we have a controlling financial interest or of which we are the primary beneficiary, in accordance with FASB Interpretation No. 46(R). We use the equity method of accounting for investments in companies and partnerships that are not consolidated, where we have significant influence over operations and financial policies, but are not the primary beneficiary. We eliminate intercompany transactions and balances.

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

                                     CMS-31

                                                          CMS Energy Corporation

values of energy trading contracts that qualify as derivatives are recognized as revenues in the periods in which the changes occur.

ACCOUNTING FOR MISO TRANSACTIONS: CMS ERM accounts for MISO transactions on a net basis for each of the generating units for which CMS ERM sells power. CMS ERM allocates other fixed costs associated with MISO settlements back to the generating units and records billing adjustments when invoices are received. Consumers accounts for MISO transactions on a net basis for all of its generating units combined. Consumers records billing adjustments when invoices are received and also records an expense accrual for future adjustments based on historical experience.

INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY: Our subsidiaries and affiliates whose functional currency is not the U.S. dollar translate their assets and liabilities into U.S. dollars at the exchange rates in effect at the end of the fiscal period. We translate revenue and expense accounts of such subsidiaries and affiliates into U.S. dollars at the average exchange rates that prevailed during the period. These foreign currency translation adjustments are shown in the stockholders' equity section on our Consolidated Balance Sheets. Exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, are included in determining net income.

At March 31, 2006, the cumulative Foreign Currency Translation component of stockholders' equity is $308 million, which primarily represents currency losses in Argentina and Brazil. The foreign currency loss due to the unfavorable exchange rate of the Argentine peso using an exchange rate of 3.139 pesos per U.S. dollar was $265 million, net of tax. The net foreign currency loss due to the unfavorable exchange rate of the Brazilian real using an exchange rate of
2.205 reals per U.S. dollar was $45 million, net of tax.

LONG-LIVED ASSETS AND EQUITY METHOD INVESTMENTS: Our assessment of the recoverability of long-lived assets and equity method investments involves critical accounting estimates. We periodically perform tests of impairment if certain conditions that are other than temporary exist that may indicate the carrying value may not be recoverable. Of our total assets, recorded at $15.550 billion at March 31, 2006, 56 percent represent long-lived assets and equity method investments that are subject to this type of analysis.

In February 2005, we sold our interest in GVK, a 250 MW gas-fired power plant located in South Central India, for gross cash proceeds of $21 million.

OTHER INCOME AND OTHER EXPENSE: The following tables show the components of Other income and Other expense:

                                                                In Millions
                                                       --------------------
Three months ended March 31                             2006          2005
---------------------------                            ------        ------
Other income
       Interest and dividends - related parties        $    2        $    2
       Electric restructuring return                        1             1
       Return on stranded and security costs                1             1
       Refund of surety bond premium                        1             -
       Reduction of contingent liability                    -             3
       All other                                            2             1
                                                       ------        ------
Total other income                                     $    7        $    8
                                                       ======        ======

                                     CMS-32

                                                          CMS Energy Corporation

                                                               In Millions
                                                     ---------------------
Three months ended March 31                           2006           2005
---------------------------                          ------         ------
Other expense
     Investment write-down                           $    -         $   (1)
     Loss on reacquired and extinguished debt            (5)            (5)
     Civic and political expenditures                    (1)            (1)
     Donations                                           (1)             -
     All other                                           (2)             -
                                                     ------         ------
Total other expense                                  $   (9)        $   (7)
                                                     ======         ======

RECLASSIFICATIONS: Certain prior year amounts have been reclassified for comparative purposes. These reclassifications did not affect consolidated net income (loss) for the years presented.

2: CONTINGENCIES

SEC AND OTHER INVESTIGATIONS: During the period of May 2000 through January 2002, CMS MST engaged in simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price. These so called round-trip trades had no impact on previously reported consolidated net income, earnings per share, or cash flows but had the effect of increasing operating revenues and operating expenses by equal amounts.

CMS Energy is cooperating with an investigation by the DOJ concerning round-trip trading, which the DOJ commenced in May 2002. CMS Energy is unable to predict the outcome of this matter and what effect, if any, this investigation will have on its business. In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy related to round-trip trading. The order did not assess a fine and CMS Energy neither admitted nor denied the order's findings. The settlement resolved the SEC investigation involving CMS Energy and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading by CMS MST. One of the individuals has settled with the SEC. CMS Energy is currently advancing legal defense costs for the remaining two individuals, in accordance with existing indemnification policies. Those individuals filed a motion to dismiss the SEC action, which was denied.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The cases were consolidated into a single lawsuit, which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. The court issued an opinion and order dated March 24, 2006, granting in part and denying in part plaintiffs' amended motion for class certification. The court conditionally certified a class consisting of "[a]ll persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby." Appeals and motions for reconsideration of the court's ruling have been lodged by the parties. CMS Energy and the individual defendants will defend themselves vigorously in this litigation but cannot predict its outcome.

                                     CMS-33

                                                          CMS Energy Corporation

ERISA LAWSUITS: CMS Energy is a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits, filed in July 2002 in United States District Court for the Eastern District of Michigan, brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings Plan (the Plan). Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan, as well as other equitable relief and legal fees. On March 1, 2006, CMS Energy and Consumers reached an agreement, subject to court and independent fiduciary approval, to settle the lawsuits. The settlement agreement requires a $28 million cash payment by CMS Energy's primary insurer that will be used to pay Plan participants and beneficiaries for alleged losses, as well as any legal fees and expenses. In addition, CMS Energy agreed to certain other steps regarding administration of the Plan. The court issued an order on March 23, 2006, granting preliminary approval of the settlement and scheduling the Fairness Hearing for June 15, 2006.

GAS INDEX PRICE REPORTING INVESTIGATION: CMS Energy has notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices. CMS Energy is cooperating with an ongoing investigation by the DOJ regarding this matter. CMS Energy is unable to predict the outcome of the DOJ investigation and what effect, if any, the investigation will have on its business. The CFTC filed a civil injunctive action against two former CMS Field Services employees in Oklahoma federal district court on February 1, 2005. The action alleges the two engaged in reporting false natural gas trade information, and the action seeks to enjoin such acts, compel compliance with the Commodities Exchange Act, and impose monetary penalties. CMS Energy is currently advancing legal defense costs to the two individuals in accordance with existing indemnification policies.

BAY HARBOR: As part of the development of Bay Harbor by certain subsidiaries of CMS Energy, which went forward under an agreement with the MDEQ, third parties constructed a golf course and a park over several abandoned cement kiln dust
(CKD) piles, left over from the former cement plant operation on the Bay Harbor site. Pursuant to the agreement with the MDEQ, CMS Energy constructed a water collection system and treatment plant to recover seep water from one of the CKD piles. In 2002, CMS Energy sold its interest in Bay Harbor, but retained its obligations under previous environmental indemnifications entered into at the inception of the project.

In September 2004, following an eight month shutdown of the treatment plant, the MDEQ issued a notice of noncompliance after finding high-pH seep water in Lake Michigan adjacent to the property. The MDEQ also found higher than acceptable levels of heavy metals, including mercury, in the seep water.

In February 2005, the EPA executed an Administrative Order on Consent (AOC) to address problems at Bay Harbor, upon the consent of CMS Land Company (CMS Land), a subsidiary of Enterprises, and CMS Capital, LLC, a subsidiary of CMS Energy. Pursuant to the AOC, the EPA approved a final removal action work plan in July 2005. Among other things, the plan calls for the installation of collection trenches to intercept high pH CKD leachate flow to the lake. Final installation of the trenches in the western-most section has been delayed because of the discovery of CKD on the beach. Regarding these areas, CMS Land submitted an Interim Response Plan on March 21, 2006, which was approved by the EPA on March 30, 2006. In February 2006, CMS Land submitted to the EPA a proposed Remedial Investigation and Feasibility Study for the East Park CKD pile. The EPA approved a schedule for near-term activities, which includes consolidating CKD materials and installing

                                     CMS-34

                                                          CMS Energy Corporation

collection trenches in the East Park leachate release area. The work plan calls for completion of the collection trenches in East Park by November 16, 2006.

Several property owners at Bay Harbor made claims for loss or damage to their property. The owner of one parcel has filed a lawsuit in Emmet County Circuit Court against CMS Energy and several of its subsidiaries, as well as Bay Harbor Golf Club Inc., Bay Harbor Company LLC, David C. Johnson, and David V. Johnson, one of the developers at Bay Harbor. Several of these defendants have demanded indemnification from CMS Energy and affiliates for the claims made against them in the lawsuit. CMS Energy is awaiting a decision after a March 28, 2006 hearing on motions filed by it and other defendants to dismiss various counts of the complaint. CMS Land has entered into various access, purchase and settlement agreements with several of the affected landowners at Bay Harbor and continues negotiations with other landowners for access as necessary to implement remediation measures. CMS Land completed the purchase of two unimproved lots and a lot with a house. CMS Energy will defend vigorously any property damage and personal injury claims or lawsuits.

CMS Energy has recorded a liability of $85 million for its obligations. An adverse outcome of this matter could, depending on the size of any indemnification obligation or liability under environmental laws, have a potentially significant adverse effect on CMS Energy's financial condition and liquidity and could negatively impact CMS Energy's financial results. CMS Energy cannot predict the ultimate cost or outcome of this matter.

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.

Clean Air: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $819 million. The key assumptions in the capital expenditure estimate include:

      - construction commodity prices, especially construction material and labor,

      -     project completion schedules,

      -     cost escalation factor used to estimate future years' costs, and

      -     an AFUDC capitalization rate.

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.4 percent. As of March 2006, we incurred $616 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $203 million of capital expenditures will be made in 2006 through 2011. These expenditures include installing selective catalytic control reduction technology at four of our coal-fired electric generating plants. In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $6 million per year, which we expect to recover from our customers through the PSCR process. The projected annual expense is based on market price forecasts and forecasts of regulatory provisions, known as progressive flow control, that restrict the usage in any given year of allowances banked from previous years. The

                                     CMS-35

                                                          CMS Energy Corporation

allowances and their cost are accounted for as inventory. The allowance inventory is expensed at the rolling average cost as the coal-fired electric generating plants emit nitrogen oxide.

In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of nitrogen oxides by 63 percent and sulfur dioxide by 71 percent from 2003 levels by 2015. The final rule will require that we run our selective catalytic control reduction technology units year round beginning in 2009 and may require that we purchase additional nitrogen oxide allowances beginning in 2009. The additional nitrogen oxide allowances are estimated to cost $4 million per year for years 2009 through 2011.

In addition to the selective catalytic control reduction technology installed to meet the nitrogen oxide standards, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers are to be installed by 2014 to meet the Phase I reduction requirements of the Clean Air Interstate Rule, at an estimated cost of $960 million. Our capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.4 percent. We currently have a surplus of sulfur dioxide allowances, which were granted by the EPA and are accounted for as inventory. In January 2006, we sold some of our excess sulfur dioxide allowances for $61 million and recognized the proceeds as a regulatory liability.

Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. The Clean Air Mercury Rule establishes a cap-and-trade system for mercury emissions that is similar to the system used in the Clean Air Interstate Rule. The industry has not reached a consensus on the technical methods for curtailing mercury emissions. However, we anticipate our capital and operating costs for mercury emissions reductions required by the Clean Air Mercury Rule to be significantly less than what was required for selective catalytic reduction technology used for nitrogen oxide compliance.

In April 2006, Michigan's governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. This plan adopts the Federal Clean Air Mercury Rule through its first phase, which ends in 2010. After the year 2010, the mercury emissions reduction standards outlined in the governor's plan become more stringent than those included in the Federal Clean Air Mercury Rule. If implemented as proposed, we anticipate the costs to comply with the governor's plan will exceed Federal Clean Air Mercury Rule compliance costs. We will work with the MDEQ on the details of these rules.

In August 2005, the MDEQ filed a Motion to Intervene in a court challenge to certain aspects of EPA's Clean Air Mercury Rule, asserting that the rule is inadequate. In October 2005, the EPA announced it would reconsider certain aspects of the Clean Air Mercury Rule. During the reconsideration process, the court challenge to the rule is on hold. We cannot predict the outcome of this proceeding.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seeking permits to modify the plant from the EPA. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of "routine maintenance." If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric generating plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question.

                                     CMS-36

                                                          CMS Energy Corporation

Cleanup and Solid Waste: Under the Michigan Natural Resources and Environmental Protection Act, we expect that we will ultimately incur investigation and remedial action costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.

We are a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on our experience, we estimate that our share of the total liability for the known Superfund sites will be between $2 million and $10 million. At March 31, 2006, we have recorded a liability for the minimum amount of our estimated Superfund liability.

In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at Ludington. We removed and replaced part of the PCB material. We have proposed a plan to deal with the remaining materials and are awaiting a response from the EPA.

MCV Environmental Issue: On July 12, 2004, the MDEQ, Air Control Division, issued the MCV Partnership a Letter of Violation asserting that the MCV Facility violated its Air Use Permit to Install (PTI) by exceeding the carbon monoxide emission limit on the Unit 14 duct burner and failing to maintain certain records in the required format. The MCV Partnership has declared five of the six duct burners in the MCV Facility as unavailable for operational use (which reduces the generation capability of the MCV Facility by approximately 100 MW) and took other corrective action to address the MDEQ's assertions. The one available duct burner was tested in April 2005 and its emissions met permitted levels due to the configuration of that particular unit. The MCV Partnership disagrees with certain of the MDEQ's assertions. The MCV Partnership filed a response in July 2004 to address the Letter of Violation. On December 13, 2004, the MDEQ informed the MCV Partnership that it was pursuing an escalated enforcement action against the MCV Partnership regarding the alleged violations of the MCV Facility's PTI. The MDEQ also stated that the alleged violations are deemed federally significant and, as such, placed the MCV Partnership on the EPA's High Priority Violators List (HPVL). The MDEQ and the MCV Partnership are pursuing voluntary settlement of this matter, which includes establishing a higher carbon monoxide emissions limit on the five duct burners currently unavailable, sufficient to allow the MCV Facility to return those duct burners to service. The settlement would also satisfy state and federal requirements and remove the MCV Partnership from the HPVL. Any such settlement may involve a fine, but at this time, the MDEQ has not stated what, if any, fine they will seek to impose. At this time, we cannot predict the financial impact or outcome of this issue.

On July 13, 2004, the MDEQ, Water Division, issued the MCV Facility a Notice Letter asserting the MCV Facility violated its National Pollutant Discharge Elimination System (NPDES) Permit by discharging heated process wastewater into the storm water system, failing to document inspections, and other minor infractions (alleged NPDES violations). In August 2004, the MCV Partnership filed a response to the MDEQ letter covering the remediation for each of the MDEQ's alleged violations. On October 17, 2005, the MDEQ, Water Bureau, issued the MCV Partnership a Compliance Inspection report, which listed several minor violations and concerns that needed to be addressed by the MCV Facility. This report was issued in connection with an inspection of the MCV Facility in September 2005, which was conducted for compliance and review of the Storm Water Pollution Prevention Plans (SWPPP). The MCV Partnership submitted its updated SWPPP on December 1, 2005. The MCV Partnership management believes it has resolved all issues associated with the Notice Letter and Compliance Inspection and does not expect any further MDEQ actions on these matters.

                                     CMS-37

                                                          CMS Energy Corporation

ALLOCATION OF BILLING COSTS: In February 2006, the MPSC issued an order which determined that we violated the MPSC code of conduct by including a bill insert advertising an unregulated service. The MPSC issued a penalty of $45,000 and stated that any subsidy for the use of our billing system arising from past code of conduct violations will be accounted for in our next electric rate case. We cannot predict the outcome or the impact on any future electric rate case.

LITIGATION: In October 2003, a group of eight PURPA qualifying facilities (the plaintiffs), which sell power to us, filed a lawsuit in Ingham County Circuit Court. The lawsuit alleged that we incorrectly calculated the energy charge payments made pursuant to power purchase agreements with qualifying facilities. In February 2004, the Ingham County Circuit Court judge deferred to the primary jurisdiction of the MPSC, dismissing the circuit court case without prejudice. The Michigan Court of Appeals upheld this order on the primary jurisdiction question, but remanded the case back on another issue. In February 2005, the MPSC issued an order in the 2004 PSCR plan case concluding that we have been correctly administering the energy charge calculation methodology. The plaintiffs have appealed the MPSC order to the Michigan Court of Appeals. The plaintiffs also filed suit in the United States Court for the Western District of Michigan, which the judge subsequently dismissed. The plaintiffs have appealed the dismissal to the United States Court of Appeals. We cannot predict the outcome of these appeals.

CONSUMERS' ELECTRIC UTILITY RESTRUCTURING MATTERS

ELECTRIC ROA: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At March 31, 2006, alternative electric suppliers were providing 348 MW of generation service to ROA customers. This is 4 percent of our total distribution load and represents a decrease of 61 percent compared to March 31, 2005. It is difficult to predict future ROA customer trends.

STRANDED COSTS: Prior MPSC orders adopted a mechanism pursuant to the Customer Choice Act to provide recovery of Stranded Costs that occur when customers leave our system to purchase electricity from alternative suppliers. In November 2005, we filed an application with the MPSC related to the determination of 2004 Stranded Costs. Applying the Stranded Cost methodology used in prior MPSC orders, we concluded that we experienced zero Stranded Costs in 2004.

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

POWER SUPPLY COSTS: To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. Through a combination of owned capacity and purchases, we have supply resources in place to cover approximately 110 percent of the projected firm summer peak load for 2006. We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2007 through 2010. As a result, we have recognized an asset of $72 million for unexpired capacity and energy contracts at March 31, 2006. At April 2006, we expect the total capacity cost of electric capacity and energy contracts for 2006 to be $18 million.

PSCR: The PSCR process allows recovery of reasonable and prudent power supply costs. Revenues from the PSCR charges are subject to reconciliation after actual costs are reviewed for reasonableness and prudence. In September 2005, we submitted our 2006 PSCR plan filing to the MPSC. In November 2005, we submitted an amended 2006 PSCR plan to the MPSC to include higher estimates for certain METC and coal supply costs. In December 2005, the MPSC issued an order that

                                     CMS-38

                                                          CMS Energy Corporation

temporarily excluded these increased costs from our PSCR charge and further reduced the charge by one mill per kWh. We implemented the temporary order in January 2006. If the temporary order remains in effect for the remainder of 2006, it would result in a delay in the recovery of $169 million.

In April 2006, the MPSC Staff filed briefs in the 2006 PSCR plan case recommending inclusion of all filed costs in the 2006 PSCR charge, including those temporarily excluded in the December 2005 order. If the MPSC adopts the Staff's recommendation, our underrecovery of PSCR costs in 2006 would be reduced to $67 million. These underrecoveries are due to increased bundled sales and other cost increases beyond those included in the September and November filings. We expect to recover fully all of our PSCR costs. To the extent that we incur and are unable to collect these costs in a timely manner, our cash flows from electric utility operations are affected negatively. In March 2006, we submitted our 2005 PSCR reconciliation filing to the MPSC. We calculated an underrecovery of $33 million for commercial and industrial customers, which we expect to recover fully. We cannot predict the outcome of these PSCR proceedings.

OTHER CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

THE MIDLAND COGENERATION VENTURE: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. We hold a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility. In 2004, we consolidated the MCV Partnership and the FMLP into our consolidated financial statements in accordance with FASB Interpretation No. 46(R).

Under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Natural gas prices have increased substantially in recent years and throughout 2005. In 2005, the MCV Partnership reevaluated the economics of operating the MCV Facility and recorded an impairment charge. If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its obligations under the sale and leaseback transactions and other contracts. Due to the impairment of the MCV Facility and subsequent losses, the value of the equity held by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since we are one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative equity. At March 31, 2006, the negative minority interest for the other general partners' share, including their portion of the limited partners' negative equity, is $96 million and is included in Other Non-current Assets on our Consolidated Balance Sheets. We are evaluating various alternatives in order to develop a new long-term strategy with respect to the MCV Facility.

Further, the cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. We expense all cash underrecoveries directly to income. We estimate underrecoveries of $55 million in 2006 and $39 million in 2007. Of the 2006 estimate, we expensed $14 million during the three months ended March 31, 2006. However, Consumers' direct savings from the RCP, after allocating a portion to customers, are used to offset our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out clause, the MCV Partnership has the right to terminate the MCV PPA. The MPSC's future actions on the capacity and fixed energy payments recoverable from

                                     CMS-39

                                                          CMS Energy Corporation

customers subsequent to September 15, 2007 may affect negatively the financial performance of the MCV Partnership.

In January 2005, the MPSC issued an order approving the RCP, with modifications. The RCP allows us to recover the same amount of capacity and fixed energy charges from customers as approved in prior MPSC orders. However, we are able to dispatch the MCV Facility on the basis of natural gas market prices, which reduces the MCV Facility's annual production of electricity and, as a result, reduces the MCV Facility's consumption of natural gas by an estimated 30 to 40 bcf annually. This decrease in the quantity of high-priced natural gas consumed by the MCV Facility benefits our ownership interest in the MCV Partnership.

In January 2005, we implemented the RCP. The underlying agreement for the RCP between Consumers and the MCV Partnership extends through the term of the MCV PPA. However, either party may terminate that agreement under certain conditions. In February 2005, a group of intervenors in the RCP case filed for rehearing of the MPSC order approving the RCP. The Attorney General also filed an appeal with the Michigan Court of Appeals. We cannot predict the outcome of these matters.

MCV PARTNERSHIP PROPERTY TAXES: In January 2004, the Michigan Tax Tribunal issued its decision in the MCV Partnership's tax appeal against the City of Midland for tax years 1997 through 2000. The City of Midland appealed the decision to the Michigan Court of Appeals, and the MCV Partnership filed a cross-appeal at the Michigan Court of Appeals. The MCV Partnership also has a pending case with the Michigan Tax Tribunal for tax years 2001 through 2005. The MCV Partnership estimates that the 1997 through 2005 tax year cases will result in a refund to the MCV Partnership of $87 million, inclusive of interest, if the decision of the Michigan Tax Tribunal is upheld. In February 2006, the Michigan Court of Appeals largely affirmed the Michigan Tax Tribunal decision, but remanded the case back to the Michigan Tax Tribunal to clarify certain aspects of the Tax Tribunal decision. The remanded proceedings may result in the determination of a greater refund to the MCV Partnership. In April 2006, the City of Midland filed an application for Leave to Appeal with the Michigan Supreme Court. The MCV Partnership filed a response in opposition to that application. The MCV Partnership cannot predict the outcome of these proceedings; therefore, this anticipated refund has not been recognized in earnings.

NUCLEAR PLANT DECOMMISSIONING: The MPSC and the FERC regulate the recovery of costs to decommission, or remove from service, our Big Rock and Palisades nuclear plants. Decommissioning funding practices approved by the MPSC require us to file a report on the adequacy of funds for decommissioning at three-year intervals. We prepared and filed updated cost estimates for Big Rock and Palisades in March 2004. Excluding additional costs for spent nuclear fuel storage, due to the DOE's failure to accept this spent nuclear fuel on schedule, these reports show a decommissioning cost of $361 million for Big Rock and $868 million for Palisades. Since Big Rock is currently in the process of decommissioning, this estimated cost includes historical expenditures in nominal dollars and future costs in 2003 dollars, with all Palisades costs given in 2003 dollars. Recently updated cost projections for Big Rock indicate an anticipated decommissioning cost of $390 million as of March 2006.

Big Rock: In December 2000, funding of the Big Rock trust fund stopped because the MPSC-authorized decommissioning surcharge collection period expired. In March 2006, we contributed $16 million to the trust fund from our corporate funds. Excluding the additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we are currently projecting that the level of funds provided by the trust for Big Rock will fall short of the amount needed to complete the decommissioning by $36 million. At this time, we plan to provide this additional amount from our

                                     CMS-40

                                                          CMS Energy Corporation

corporate funds, and, subsequent to the completion in 2007 of radiological decommissioning work, seek recovery of such expenditures, in addition to the amount we added to the fund, from some alternative source. We cannot predict the outcome of these efforts.

Palisades: Excluding additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we concluded, based on cost estimates filed in March 2004, that the existing Palisades' surcharge of $6 million needed to be increased to $25 million annually, beginning January 2006. A settlement agreement was approved by the MPSC, providing for the continuation of the existing $6 million annual decommissioning surcharge through 2011, our current license expiration date, and for the next periodic review to be filed in March 2007. Amounts collected from electric retail customers and deposited in trusts, including trust earnings, are credited to a regulatory liability.

In March 2005, the NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. We expect a decision from the NRC on the license renewal application in 2007. At this time, we cannot determine what impact this will have on decommissioning costs or the adequacy of funding.

In December 2005, we announced plans to sell Palisades and have begun pursuing this asset divestiture. As a sale is not probable to occur until a firm purchase commitment is entered into with a potential buyer, we have not classified the Palisades assets as held for sale on our Consolidated Balance Sheets.

NUCLEAR MATTERS: Nuclear Fuel Cost: We amortize nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. For nuclear fuel used after April 6, 1983, we charge certain disposal costs to nuclear fuel expense, recover these costs through electric rates, and remit them to the DOE quarterly. We elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At March 31, 2006, our DOE liability is $147 million. This amount includes interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. The amount of this liability, excluding a portion of interest, was recovered through electric rates.

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

In 2002, the site at Yucca Mountain, Nevada was designated for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. We expect that the DOE, in due course, will submit a final license application to the NRC for the repository. The application and review process is estimated to take several years.

Insurance: We maintain nuclear insurance coverage on our nuclear plants. At Palisades, we maintain nuclear property insurance from NEIL totaling $2.750 billion and insurance that would partially cover the cost of replacement power during certain prolonged accidental outages. Because NEIL is a mutual

                                     CMS-41

                                                          CMS Energy Corporation

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

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In 2005, we estimated our remaining costs to be between $29 million and $71 million, based on 2005 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through proceeds derived from a settlement with insurers and MPSC-approved rates. At March 31, 2006, we have a liability of $28 million, net of $54 million of expenditures incurred to date, and a regulatory asset of $60 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs.

CONSUMERS' GAS UTILITY RATE MATTERS

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings.

GCR reconciliation for year 2004-2005: In March 2006, a settlement was reached and submitted to the MPSC for approval for our 2004-2005 GCR year reconciliation. The settlement is for a $2 million net overrecovery for the GCR year; it includes interest through March 2005 and refunds that we

                                     CMS-42

                                                          CMS Energy Corporation

received from our suppliers that are required to be refunded to our customers. In April 2006, the MPSC approved the settlement; the settlement amount will be rolled into the 2005-2006 GCR year.

GCR plan for year 2005-2006: In November 2005, the MPSC issued an order for our 2005-2006 GCR Plan year, which resulted in approval of a settlement agreement and established a fixed price cap of $10.10 for the December 2005 through March 2006 billing period. We were able to maintain our billing GCR factor below the authorized level for that period. The order was appealed to the Michigan Court of Appeals by one intervenor. No action has been taken by the Court of Appeals on the merits of the appeal and we are unable to predict the outcome.

GCR plan for year 2006-2007: In December 2005, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2006 through March 2007. Our request proposed using a GCR factor consisting of:

      -     a base GCR ceiling factor of $11.10 per mcf, plus

      - a quarterly GCR ceiling price adjustment contingent upon future events.

Our GCR factor for the billing month of May 2006 is $9.07 per mcf.

2001 GAS DEPRECIATION CASE: In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which:

      - reaffirmed the previously-ordered $34 million reduction in our depreciation expense,

      - required us to undertake a study to determine why our plant removal costs are in excess of other regulated Michigan natural gas utilities, and

      - required us to file a study report with the MPSC Staff on or before December 31, 2005.

We filed the study report with the MPSC Staff on December 29, 2005.

We are also required to file our next gas depreciation case within 90 days after the MPSC issuance of a final order in the pending case related to ARO accounting. We cannot predict when the MPSC will issue a final order in the ARO accounting case.

If the depreciation case order is issued after the gas general rate case order, we proposed to incorporate its results into the gas general rates using a surcharge mechanism.

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

In February 2006, the MPSC Staff recommended granting final rate relief of $62 million. The MPSC Staff proposed that $17 million of this amount be contributed to a low income energy efficiency fund. The MPSC Staff also recommended reducing our return on common equity to 11.15 percent, from our current 11.4 percent.

In March 2006, the MPSC Staff revised its recommended final rate relief to $71 million. As of April 2006, the MPSC has not acted on our interim or final rate relief requests.

In April 2006, we revised our request for final rate relief downward to $118 million.

                                     CMS-43

                                                          CMS Energy Corporation

OTHER CONTINGENCIES

EQUATORIAL GUINEA TAX CLAIM: CMS Energy received a request for indemnification from Perenco, the purchaser of CMS Oil and Gas. The indemnification claim relates to the sale by CMS Energy of its oil, gas and methanol projects in Equatorial Guinea and the claim of the government of Equatorial Guinea that $142 million in taxes is owed it in connection with that sale. Based on information currently available, CMS Energy and its tax advisors have concluded that the government's tax claim is without merit, and Perenco has submitted a response to the government rejecting the claim. CMS Energy cannot predict the outcome of this matter.

GAS INDEX PRICE REPORTING LITIGATION: CMS Energy, CMS MST, CMS Field Services, Cantera Natural Gas, Inc. (the company that purchased CMS Field Services) and Cantera Gas Company are named as defendants in various lawsuits arising as a result of false natural gas price reporting. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in California, Tennessee and Kansas. In February 2006, CMS MST and CMS Field Services reached an agreement to settle a similar action that had been filed in New York. The $6.975 million settlement, to be paid by CMS MST and for which CMS Energy established a reserve in the fourth quarter of 2005, is subject to court approval. CMS Energy and the other CMS Energy defendants will defend themselves vigorously against these matters but cannot predict their outcome.

DEARBORN INDUSTRIAL GENERATION: In October 2001, Duke/Fluor Daniel, the primary construction contractor for the DIG facility (DFD), presented DIG with a change order to their construction contract and filed an action in Michigan state court against DIG, claiming contractual damages in the amount of $110 million, plus interest and costs. DFD also filed a construction lien for the $110 million. DIG is contesting both of the claims made by DFD. In addition to drawing down on three letters of credit totaling $30 million that it obtained from DFD, DIG has filed an arbitration claim against DFD asserting in excess of an additional $75 million in claims against DFD. The judge in the Michigan state court case entered an order staying DFD's prosecution of its claims in the court case and permitting the arbitration to proceed. The arbitration hearing began October 10, 2005 and is scheduled to continue through mid-2006. DIG will continue to defend itself vigorously and pursue its claims. CMS Energy cannot predict the outcome of this matter.

FORMER CMS OIL AND GAS OPERATIONS: A Michigan trial judge granted Star Energy, Inc. and White Pine Enterprises, LLC a declaratory judgment in an action filed in 1999 that claimed Terra Energy Ltd., a former CMS Oil and Gas subsidiary, violated an oil and gas lease and other arrangements by failing to drill wells it had committed to drill. A jury then awarded the plaintiffs a $7.6 million award. Appeals were filed of the original verdict and a subsequent decision of the court on remand. The court of appeals issued an opinion on May 26, 2005 remanding the case to the trial court for a new trial on damages. At a status conference on April 10, 2006, the judge set a six-month discovery period and instructed Terra to file a motion to compel arbitration under the arbitration provision in the leases at issue. Terra believes there is no basis for such a motion and has not filed it. No trial date has been set. Enterprises has an indemnity obligation with regard to losses to Terra that might result from this litigation.

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

                                     CMS-44

                                                          CMS Energy Corporation

service payments to the Overseas Private Investment Corporation (OPIC). Enterprises is party to a Sponsor Support Agreement pursuant to which Enterprises has guaranteed CMS Ensenada's debt service payments to OPIC up to an amount which is in dispute, but which Enterprises estimates to be approximately $7 million.

The Argentine commercial court granted injunctive relief to CMS Ensenada pursuant to an ex parte action, and such relief will remain in effect until completion of arbitration on the matter, to be administered by the International Chamber of Commerce. The arbitration hearing was held in July 2005 and a decision from the arbitration panel is expected in the second quarter of 2006.

ARGENTINA: As part of its energy privatization incentives, Argentina directed CMS Gas Transmission to calculate tariffs in U.S. dollars, then convert them to pesos at the prevailing exchange rate, and to adjust tariffs every six months to reflect changes in inflation. Starting in early 2000, Argentina suspended the inflation adjustments.

In January 2002, the Republic of Argentina enacted the Public Emergency and Foreign Exchange System Reform Act. This law repealed the fixed exchange rate of one U.S. dollar to one Argentine peso, converted all dollar-denominated utility tariffs and energy contract obligations into pesos at the same one-to-one exchange rate, and directed the Government of Argentina to renegotiate such tariffs.

CMS Gas Transmission began arbitration proceedings against the Republic of Argentina (Argentina) under the auspices of the International Centre for the Settlement of Investment Disputes (ICSID) in mid-2001, citing breaches by Argentina of the Argentine-U.S. Bilateral Investment Treaty (BIT). In May 2005, an ICSID tribunal concluded, among other things, that Argentina's economic emergency did not excuse Argentina from liability for violations of the BIT. The ICSID tribunal found in favor of CMS Gas Transmission, and awarded damages of U.S. $133 million, plus interest.

The ICSID Convention provides that either party may seek annulment of the award based upon five possible grounds specified in the Convention. Argentina's Application for Annulment was formally registered by ICSID on September 27, 2005 and will be considered by a newly constituted panel.

On December 28, 2005, certain insurance underwriters paid the sum of $75 million to CMS Gas Transmission in respect of their insurance obligations resulting from non-payment of the ICSID award. The payment, plus interest, is subject to repayment by CMS Gas Transmission in the event that the ICSID award is annulled. Pending the outcome of the annulment proceedings, CMS Energy recorded the $75 million payment as deferred revenue at December 31, 2005.

IRS RULING AND AUDIT: In August 2005, the IRS issued Revenue Ruling 2005-53 and regulations to provide guidance with respect to the use of the "simplified service cost" method of tax accounting. We use this tax accounting method, generally allowed by the IRS under section 263A of the Internal Revenue Code, with respect to the allocation of certain corporate overheads to the tax basis of self-constructed utility assets. Under the IRS guidance, significant issues with respect to the application of this method remain unresolved and subject to dispute. However, the effect of the IRS's position may be to require CMS Energy either (1) to repay all or a portion of previously received tax benefits, or (2) to add back to taxable income, half in each of 2005 and 2006, all or a portion of previously deducted overheads. The IRS is currently auditing CMS Energy and recently notified us that it intends to propose an adjustment to 2001 taxable income disallowing our simplified service cost deduction. The impact of this matter on future earnings, cash flows, or our present NOL carryforwards remains uncertain, but could be material. CMS Energy cannot predict the outcome of this matter.

                                     CMS-45

                                                          CMS Energy Corporation

OTHER: In addition to the matters disclosed within this Note, Consumers and certain other subsidiaries of CMS Energy are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing, and other matters.

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

The following table describes our guarantees at March 31, 2006:

                                                                                                           In Millions
                                                  --------------------------------------------------------------------
                                                      Issue            Expiration              Maximum        Carrying
Guarantee Description                                 Date                Date               Obligation        Amount
---------------------                             ------------         ----------            ----------       --------
Indemnifications from asset sales and
 other agreements (a)                             October 1995         Indefinite               $1,147          $  1
Standby letters of credit and loans (b)           Various              Various through             129             -
                                                                       May 2010
Surety bonds and other indemnifications           Various              Indefinite                   20             -
Other guarantees (c)                              Various              Various through             217             1
                                                                       September 2027
Nuclear insurance retrospective premiums
                                                  Various              Indefinite                  135             -

(a) The majority of this amount arises from routine provisions in stock and asset sales agreements under which we indemnify the purchaser for losses resulting from events such as claims resulting from tax disputes and the failure of title to the assets or stock sold by us to the purchaser. We believe the likelihood of a loss for any remaining indemnifications to be remote.

(b) Standby letters of credit include letters of credit issued under an amended credit agreement with Citicorp USA, Inc. The amended credit agreement is supported by a guaranty issued by certain subsidiaries of CMS Energy. At March 31, 2006, letters of credit issued on behalf of unconsolidated affiliates totaling $67 million were outstanding.

(c) Maximum obligation includes $85 million related to MCV non-performance under a steam and electric power agreement with Dow.

                                     CMS-46

                                                          CMS Energy Corporation

The following table provides additional information regarding our guarantees:

Guarantee Description                     How Guarantee Arose                     Events That Would Require Performance
---------------------                     -------------------                     -------------------------------------
Indemnifications from asset sales and     Stock and asset sales agreements        Findings of misrepresentation,
other agreements                                                                  breach of warranties, and other
                                                                                  specific events or circumstances

Standby letters of credit                 Normal operations of coal power         Noncompliance with environmental
                                          plants                                  regulations and inadequate response
                                                                                  to demands for corrective action
                                                                                  Nonperformance

                                          Natural gas transportation              Nonperformance
                                          Self-insurance requirement              Non-payment by CMS Energy and
Standby letters of credit and loans       Credit Agreement                        Enterprises of obligations under the
                                                                                  credit agreement

Surety bonds and other indemnifications   Normal operating activity, permits      Nonperformance
                                          and licenses

Other guarantees                          Normal operating activity               Nonperformance or non-payment by a
                                                                                  subsidiary under a related contract

                                                                                  MCV Partnership's nonperformance or
                                          Agreement to provide power and steam    non-payment under a related contract
                                          to Dow

                                          Bay Harbor remediation efforts          Partnership's nonperformance
                                                                                  Owners exercising put options
                                                                                  requiring us to purchase property

Nuclear insurance retrospective premiums  Normal operations of nuclear plants     Call by NEIL and Price-Anderson Act
                                                                                  for nuclear incident

Project Financing: We enter into various project-financing security arrangements such as equity pledge agreements and share mortgage agreements to provide financial or performance assurance to third parties on behalf of certain unconsolidated affiliates. Expiration dates for these agreements vary from March 2015 to June 2020 or terminate upon payment or cancellation of the obligation. Non-payment or other act of default by an unconsolidated affiliate would trigger enforcement of the security. If we were required to perform under these agreements, the maximum amount of our obligation under these agreements would be equal to the value of the shares relinquished to the guaranteed party at the time of default.

At March 31, 2006, none of our guarantees contained provisions allowing us to recover, from third parties, any amount paid under the guarantees. We enter into agreements containing tax and other indemnification provisions in connection with a variety of transactions. While we are unable to estimate the maximum potential obligation related to these indemnities, we consider the likelihood that we would be required to perform or incur significant losses related to these indemnities and the guarantees listed in the preceding tables to be remote.

                                     CMS-47

                                                          CMS Energy Corporation

3: FINANCINGS AND CAPITALIZATION

Long-term debt is summarized as follows:

                                                                                                    In Millions
                                                                        ---------------------------------------
                                                                        March 31, 2006        December 31, 2005
                                                                        --------------        -----------------
CMS ENERGY CORPORATION
    Senior notes                                                          $    2,273              $    2,347
    Other long-term debt                                                           2                       2
                                                                          ----------              ----------
         Total - CMS Energy Corporation                                        2,275                   2,349
                                                                          ----------              ----------
CONSUMERS ENERGY COMPANY
    First mortgage bonds                                                       3,175                   3,175
    Senior notes and other                                                       853                     852
    Securitization bonds                                                         362                     369
                                                                          ----------              ----------
         Total - Consumers Energy Company                                      4,390                   4,396
                                                                          ----------              ----------
OTHER SUBSIDIARIES                                                               359                     363
                                                                          ----------              ----------

TOTAL PRINCIPAL AMOUNTS OUTSTANDING                                            7,024                   7,108
    Current amounts                                                             (292)                   (289)
    Net unamortized discount                                                     (18)                    (19)
                                                                          ----------              ----------
Total Long-term debt                                                      $    6,714              $    6,800
                                                                          ==========              ==========

DEBT RETIREMENTS: The following is a summary of significant long-term debt retirements during the three months ended March 31, 2006:

                                             Principal      Interest
                                           (in millions)    Rate (%)        Retirement Date         Maturity Date
                                           -------------    ---------       ---------------         -------------
CMS ENERGY
 Senior notes                                 $  74          9.875           January through        October 2007
                                                                               March 2006

CONSUMERS
 Long-term debt - related parties               129          9.000           February 2006            June 2031
                                              -----
         TOTAL                                $ 203
                                              =====

REVOLVING CREDIT FACILITIES: The following secured revolving credit facilities with banks are available at March 31, 2006:

                                                                                                    In Millions
                                                                                   Outstanding      -----------
                                                     Amount of       Amount        Letters-of-          Amount
   Company                     Expiration Date       Facility       Borrowed          Credit          Available
   -------                     ---------------       ---------      --------       -----------      -----------
CMS Energy                       May 18, 2010         $  300         $    -          $    115         $     185
Consumers                       March 30, 2007           300              -                 -               300
Consumers                        May 18, 2010            500              -                36               464
MCV Partnership                August 26, 2006            50              -                 2                48

In March 2006, Consumers entered into a short-term secured revolving credit agreement with banks. This facility provides $300 million of funds for working capital and other general corporate purposes.

DIVIDEND RESTRICTIONS: Our amended and restated $300 million secured revolving credit facility restricts payments of dividends on our common stock during a 12-month period to $150 million,

                                     CMS-48

                                                          CMS Energy Corporation

dependent on the aggregate amounts of unrestricted cash and unused commitments under the facility.

Under the provisions of its articles of incorporation, at March 31, 2006, Consumers had $149 million of unrestricted retained earnings available to pay common stock dividends. Covenants in Consumers' debt facilities cap common stock dividend payments at $300 million in a calendar year. For the three months ended March 31, 2006, we received $40 million of common stock dividends from Consumers. Also, the provisions of the Federal Power Act and the Natural Gas Act effectively restrict dividends to the amount of Consumers' retained earnings.

CAPITAL AND FINANCE LEASE OBLIGATIONS: Our capital leases are comprised mainly of leased service vehicles, power purchase agreements and office furniture. At March 31, 2006, capital lease obligations totaled $57 million. In order to obtain permanent financing for the MCV Facility, the MCV Partnership entered into a sale and lease back agreement with a lessor group, which includes the FMLP, for substantially all of the MCV Partnership's fixed assets. In accordance with SFAS No. 98, the MCV Partnership accounted for the transaction as a financing arrangement. At March 31, 2006, finance lease obligations totaled $279 million, which represents the third-party portion of the MCV Partnership's finance lease obligation.

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, Consumers currently sells certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. The special purpose entity sold no receivables at March 31, 2006 and $325 million of receivables at December 31, 2005. Consumers continues to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against Consumers' other assets for failure of a debtor to pay when due and no right to any receivables not sold. Consumers has neither recorded a gain or loss on the receivables sold nor retained interest in the receivables sold.

Certain cash flows under Consumers' accounts receivable sales program are shown in the following table:

                                                                                                 In Millions
                                                                                      ----------------------
Three months ended March 31                                                            2006           2005
---------------------------                                                           -------        -------
Net cash flow as a result of accounts receivable financing                            $  (325)       $  (304)
Collections from customers                                                            $ 1,817        $ 1,592

CONTINGENTLY CONVERTIBLE SECURITIES: In March 2006, the $11.87 per share trigger price contingency was met for our $250 million 4.50 percent contingently convertible preferred stock and the $12.81 per share trigger price contingency was met for our $150 million 3.375 percent contingently convertible senior notes. The price of our common stock remained at or above the applicable trigger price for 20 of 30 consecutive trading days ended on the last trading day of the calendar quarter, satisfying the contingency. As a result, these securities are convertible at the option of the security holders for the three months ending June 30, 2006, with the principal or par amount payable in cash. Because the
3.375 percent contingently convertible senior notes are convertible, they hold the characteristics of a current liability. Therefore, we classify them as Current portion of long-term debt, where they will remain during the period that they are outstanding and convertible. As of April 2006, none of the security holders have notified us of their intention to convert these securities.

                                     CMS-49

                                                          CMS Energy Corporation

4: EARNINGS PER SHARE

The following table presents the basic and diluted earnings per share computations based on Income (Loss) from Continuing Operations:

                                                         In Millions, Except Per Share Amounts
                                                         -------------------------------------
Three Months Ended March 31                                     2006            2005
---------------------------                                    -------         -------
EARNINGS AVAILABLE TO COMMON STOCKHOLDERS
  Income (Loss) from Continuing Operations                     $   (25)        $   152
  Less Preferred Dividends                                          (3)             (2)
                                                               -------         -------
  Income (Loss) from Continuing Operations
         Available to Common Stockholders - Basic              $   (28)        $   150
  Add conversion of Convertible Debentures (net of tax)              -               2
                                                               -------         -------
  Income (Loss) from Continuing Operations
         Available to Common Stockholders - Diluted            $   (28)        $   152
                                                               =======         =======
AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC AND DILUTED EPS
    Weighted Average Shares - Basic                              219.1           195.3
    Add dilutive impact of Contingently
            Convertible Securities                                   -             6.1
    Add conversion of Convertible Debentures                         -             4.2
    Add dilutive Stock Options and Warrants                          -             0.7
                                                               -------         -------
    Weighted Average Shares - Diluted                            219.1           206.3
                                                               =======         =======
EARNINGS (LOSS) PER AVERAGE COMMON SHARE
  AVAILABLE TO COMMON STOCKHOLDERS
        Basic                                                  $ (0.13)        $  0.77
        Diluted                                                $ (0.13)        $  0.74
                                                               =======         =======

Contingently Convertible Securities: Due to accounting EPS dilution principles, there was no impact to diluted EPS from our contingently convertible securities for the three months ended March 31, 2006. Assuming positive income from continuing operations, our contingently convertible securities dilute EPS to the extent that the conversion value, which is based on the average market price of our common stock, exceeds the principal or par value. Had there been positive income from continuing operations for the three months ended March 31, 2006, our contingently convertible securities would have contributed an additional 10.4 million shares to the calculation of diluted EPS. For additional details on our contingently convertible securities, see Note 3, Financings and Capitalization.

Stock Options and Warrants: Due to accounting EPS dilution principles, there was no impact to diluted EPS from stock options and warrants for the three months ended March 31, 2006. Had there been positive income from continuing operations for the three months ended March 31, 2006, stock options and warrants would have contributed an additional 0.5 million shares to the calculation of diluted EPS. Unvested restricted stock would have contributed an additional 0.9 million shares to the calculation of diluted EPS. At March 31, 2006, the exercise price was greater than the average market price of our common stock for 1.9 million stock options. These stock options were excluded from the diluted EPS calculation, but have the potential to dilute EPS in the future.

                                     CMS-50

                                                          CMS Energy Corporation

Convertible Debentures: Due to accounting EPS dilution principles, for the three months ended March 31, 2006, there was no impact to diluted EPS from our 7.75 percent convertible subordinated debentures. Using the if-converted method, the debentures would have:

      - increased the numerator of diluted EPS by $2 million from an assumed reduction of interest expense, net of tax, and

      -     increased the denominator of diluted EPS by 4.2 million shares.

We can revoke the conversion rights if certain conditions are met.

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

The cost and fair value of our long-term financial instruments are as follows:

                                                                                                                In Millions
                                            -------------------------------------------------------------------------------
                                                        March 31, 2006                            December 31, 2005
                                            ------------------------------------       ------------------------------------
                                                           Fair       Unrealized                      Fair       Unrealized
                                             Cost          Value      Gain (Loss)       Cost          Value      Gain (Loss)
                                            ------        ------      -----------      ------        ------      -----------
Long-term debt,
    including current amounts               $7,006        $7,086        $  (80)        $7,089        $7,315        $ (226)
Long-term debt - related parties,
    including current amounts                  178           145            33            307           280            27
Available-for-sale securities:
SERP:
    Equity securities                           35            51            16             34            49            15
    Debt securities                             17            16            (1)            17            17             -
Nuclear decommissioning investments:
    Equity securities                          136           261           125            134           252           118
    Debt securities                            301           301             -            287           291             4

DERIVATIVE INSTRUMENTS: We are exposed to market risks including, but not limited to, changes in interest rates, commodity prices, currency exchange rates, and equity security prices. We may use various contracts to manage these risks, including swaps, options, futures, and forward contracts. We enter into these risk management contracts using established policies and procedures, under the direction of both:

      - an executive oversight committee consisting of senior management representatives, and

      -     a risk committee consisting of business unit managers.

Our intention is that any increases or decreases in the value of these contracts will be offset by an opposite change in the value of the item at risk. We classify these contracts as either non-trading or trading.

                                     CMS-51

                                                          CMS Energy Corporation

The contracts we use to manage market risks may qualify as derivative instruments that are subject to derivative and hedge accounting under SFAS No.
133. If a contract is a derivative, it is recorded on the balance sheet at its fair value. We then adjust the resulting asset or liability each quarter to reflect any change in the market value of the contract, a practice known as marking the contract to market. If a derivative qualifies for cash flow hedge accounting treatment, the changes in fair value (gains or losses) are reported in accumulated other comprehensive income; otherwise, the changes are reported in earnings.

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

If a derivative qualifies for cash flow hedge accounting treatment and gains or losses are recorded in accumulated other comprehensive income, those gains or losses will be reclassified into earnings in the same period or periods the hedged forecasted transaction affects earnings. If a cash flow hedge is terminated early because it is determined that the forecasted transaction will not occur, any gain or loss recorded in accumulated other comprehensive income at that date is recognized immediately in earnings. If a cash flow hedge is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and then reclassified to earnings when the forecasted transaction affects earnings. The ineffective portion, if any, of all hedges is recognized in earnings.

To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third-party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. The cash returns we actually realize on these contracts may vary, either positively or negatively, from the results that we estimate using these models. As part of valuing our derivatives at market, we maintain reserves, if necessary, for credit risks arising from the financial condition of counterparties.

The majority of our commodity purchase and sale contracts are not subject to derivative accounting under SFAS No. 133 because:

      - they do not have a notional amount (that is, a number of units specified in a derivative instrument, such as MW of electricity or bcf of natural gas),

      -     they qualify for the normal purchases and sales exception, or

      -     there is not an active market for the commodity.

Our coal purchase contracts are not derivatives because there is not an active market for the coal we purchase. Similarly, certain of our electric capacity and energy contracts are not derivatives due to the lack of an active energy market in Michigan. If active markets for these commodities develop in the future, some of these contracts may qualify as derivatives. For our coal purchase contracts, the resulting mark-to-market impact on earnings could be material. For our electric capacity and energy contracts, we believe that we would be able to apply the normal purchases and sales exception to the majority of these contracts (including the MCV PPA) and, therefore, would not be required to mark these contracts to market.

                                     CMS-52

                                                          CMS Energy Corporation

In 2005, the MISO began operating the Midwest Energy Market. As a result, the MISO now centrally dispatches electricity and transmission service throughout much of the Midwest and provides day-ahead and real-time energy market information. At this time, we believe that the establishment of this market does not represent the development of an active energy market in Michigan, as defined by SFAS No. 133. However, as the Midwest Energy Market matures, we will continue to monitor its activity level and evaluate whether or not an active energy market may exist in Michigan.

Derivative accounting is required for certain contracts used to limit our exposure to interest rate risk, commodity price risk, and foreign exchange risk. The following table summarizes our derivative instruments:

                                                                                                                       In Millions
                                                    ------------------------------------------------------------------------------
                                                              March 31, 2006                             December 31, 2005
                                                    ------------------------------------      ------------------------------------
                                                                  Fair       Unrealized                     Fair       Unrealized
Derivative Instruments                              Cost          Value      Gain (Loss)      Cost          Value      Gain (Loss)
----------------------                              -----         -----      -----------      -----         -----      ----------
Non-trading:
  Gas supply option contracts                       $   -         $   -      $      -         $   1         $  (1)        $  (2)
  FTRs                                                  -             -             -             -             1             1
Derivative contracts associated with the MCV
  Partnership:
  Long-term gas contracts (a)                           -            93            93             -           205           205
  Gas futures, options, and swaps (a)                   -           144           144             -           223           223
CMS ERM contracts:
  Non-trading electric / gas contracts                  -           (62)          (62)            -           (63)          (63)
  Trading electric / gas contracts (b)                 (2)           62            64            (3)          100           103
Derivative contracts associated with equity
  investments in:
  Shuweihat                                             -           (16)          (16)            -           (20)          (20)
  Taweelah                                            (35)          (12)           23           (35)          (17)           18
  Jorf Lasfar                                           -            (7)           (7)            -            (8)           (8)
  Other                                                 -             2             2             -             1             1

(a) The fair value of the MCV Partnership's long-term gas contracts and gas futures, options, and swaps has decreased significantly from December 31, 2005 due to a decrease in natural gas prices since that time.

(b) The fair value of CMS ERM's trading electric and gas contracts has decreased significantly from December 31, 2005 due to decreases in prices for natural gas and electricity since that time.

We record the fair value of our gas supply option contracts, FTRs, and the derivative contracts associated with the MCV Partnership in Derivative instruments, Other assets, or Other liabilities on our Consolidated Balance Sheets. We include the fair value of the derivative contracts held by CMS ERM in either Price risk management assets or Price risk management liabilities on our Consolidated Balance Sheets. The fair value of derivative contracts associated with our equity investments is included in Investments - Enterprises on our Consolidated Balance Sheets.

GAS SUPPLY OPTION CONTRACTS: Our gas utility business uses fixed-priced weather-based gas supply call options and fixed-priced gas supply call and put options to meet our regulatory obligation to provide gas to our customers at a reasonable and prudent cost. As part of the GCR process, the mark-

                                     CMS-53

                                                          CMS Energy Corporation

to-market gains and losses associated with these options are reported directly in earnings as part of Other income, and then immediately reversed out of earnings and recorded on the balance sheet as a regulatory asset or liability.

FTRs: With the establishment of the Midwest Energy Market, FTRs were established. FTRs are financial instruments that manage price risk related to electricity transmission congestion. An FTR entitles its holder to receive compensation (or, conversely, to remit payment) for congestion-related transmission charges. FTRs are marked-to-market each quarter, with changes in fair value reported to earnings as part of Other income.

DERIVATIVE CONTRACTS ASSOCIATED WITH THE MCV PARTNERSHIP: Long-term gas contracts: The MCV Partnership uses long-term gas contracts to purchase and manage the cost of the natural gas it needs to generate electricity and steam. The MCV Partnership believes that certain of these contracts qualify as normal purchases under SFAS No. 133. Accordingly, we have not recognized these contracts at fair value on our Consolidated Balance Sheets at March 31, 2006.

The MCV Partnership also holds certain long-term gas contracts that do not qualify as normal purchases because these contracts contain volume optionality. In addition, as a result of implementing the RCP in 2005, a significant portion of long-term gas contracts no longer qualify as normal purchases, because the gas will not be used to generate electricity or steam. Accordingly, all of these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. For the three months ended March 31, 2006, we recorded a $111 million loss, before considering tax effects and minority interest, associated with the decrease in fair value of these long-term gas contracts. This loss is included in the total Fuel costs mark-to-market at MCV on our Consolidated Statements of Income (Loss). Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on these contracts, since gains and losses will be recorded each quarter.

We have recorded derivative assets totaling $93 million associated with the fair value of long-term gas contracts on our Consolidated Balance Sheets at March 31, 2006. We expect almost all of these assets, which represent cumulative net mark-to-market gains, to reverse as losses through earnings during 2006 and 2007 as the gas is purchased, with the remainder reversing between 2008 and 2011. As the MCV Partnership recognizes future losses from the reversal of these derivative assets, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share.

For further details on the RCP, see Note 2, Contingencies, "Other Consumers' Electric Utility Contingencies - The Midland Cogeneration Venture."

Gas Futures, Options, and Swaps: The MCV Partnership enters into natural gas futures, options, and over-the-counter swap transactions in order to hedge against unfavorable changes in the market price of natural gas. The MCV Partnership uses these financial instruments to:

      - ensure an adequate supply of natural gas for the projected generation and sales of electricity and steam, and

      - manage price risk by fixing the price to be paid for natural gas on some of its long-term gas contracts.

At March 31, 2006, the MCV Partnership held natural gas futures, options, and swaps. We have recorded derivative assets totaling $144 million associated with the fair value of these contracts on our Consolidated Balance Sheets at March 31, 2006. Certain of these contracts qualify for cash flow hedge accounting and we record our proportionate share of their mark-to-market gains and losses in

                                     CMS-54

                                                          CMS Energy Corporation

Accumulated other comprehensive loss. The remaining contracts are not cash flow hedges and their mark-to-market gains and losses are recorded to earnings.

Those contracts that qualify as cash flow hedges represent $137 million of the total $144 million of futures, options, and swaps held. We have recorded a cumulative net gain of $44 million, net of tax and minority interest, in Accumulated other comprehensive loss at March 31, 2006, representing our proportionate share of the cash flow hedges held by the MCV Partnership. Of this balance, we expect to reclassify $16 million, net of tax and minority interest, as an increase to earnings during the next 12 months as the contracts settle, offsetting the costs of gas purchases, with the remainder to be realized through 2009. There was no ineffectiveness associated with any of these cash flow hedges.

The remaining futures, options, and swap contracts, representing $7 million of the total $144 million, do not qualify as cash flow hedges. Prior to the implementation of the RCP, the futures and swap contracts were accounted for as cash flow hedges. Since the RCP was implemented in 2005, these instruments no longer qualify for cash flow hedge accounting and we record any changes in their fair value in earnings each quarter. For the three months ended March 31, 2006, we recorded a $45 million loss, before considering tax effects and minority interest, associated with the decrease in fair value of these instruments. This loss is included in the total Fuel costs mark-to-market at MCV on our Consolidated Statements of Income (Loss). Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on these contracts, since gains and losses will be recorded each quarter. We expect almost all of these futures, options, and swap contracts to be realized during 2006 as the contracts settle, with the remainder to be realized during 2007. For further details on the RCP, see Note 2, Contingencies, "Other Consumers' Electric Utility Contingencies - The Midland Cogeneration Venture."

CMS ERM CONTRACTS: CMS ERM enters into and owns energy contracts as a part of activities considered to be an integral part of CMS Energy's ongoing operations. CMS ERM holds certain contracts for the future purchase and sale of natural gas that will result in physical delivery of the commodity at contractual prices. These forward contracts are generally long-term in nature and are classified as non-trading. CMS ERM also uses various financial instruments, including swaps, options, and futures, to manage commodity price risks associated with its forward purchase and sale contracts and with generation assets owned by CMS Energy or its subsidiaries. These financial contracts are classified as trading activities.

In accordance with SFAS No. 133, non-trading and trading contracts that qualify as derivatives are recorded at fair value on our Consolidated Balance Sheets. The resulting assets and liabilities are marked to market each quarter, and changes in fair value are recorded in earnings as a component of Operating Revenue. For trading contracts, these gains and losses are recorded net in accordance with EITF Issue No. 02-03. Contracts that do not meet the definition of a derivative are accounted for as executory contracts (that is, on an accrual basis).

DERIVATIVE CONTRACTS ASSOCIATED WITH EQUITY INVESTMENTS: At March 31, 2006, some of our equity method investees held:

      - interest rate contracts that hedged the risk associated with variable-rate debt, and

      - foreign exchange contracts that hedged the foreign currency risk associated with payments to be made under operating and maintenance service agreements.

We record our proportionate share of the change in fair value of these contracts in Accumulated other comprehensive loss if the contracts qualify for cash flow hedge accounting; otherwise, we record our

                                     CMS-55

                                                          CMS Energy Corporation

share in Earnings from Equity Method Investees.

FOREIGN EXCHANGE DERIVATIVES: At times, we use forward exchange and option contracts to hedge the equity value relating to investments in foreign operations. These contracts limit the risk from currency exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the hedged investments. At March 31, 2006, we had no outstanding foreign exchange contracts. However, the impact of previous hedges on our investments in foreign operations is reflected in Accumulated other comprehensive loss as a component of the foreign currency translation adjustment on our Consolidated Balance Sheets. Gains or losses from the settlement of these hedges are maintained in the foreign currency translation adjustment until we sell or liquidate the hedged investments. At March 31, 2006, our total foreign currency translation adjustment was a net loss of $308 million, which included a net hedging loss of $26 million, net of tax, related to settled contracts.

CREDIT RISK: Our swaps, options, and forward contracts contain credit risk, which is the risk that counterparties will fail to perform their contractual obligations. We reduce this risk through established credit policies. For each counterparty, we assess credit quality by using credit ratings, financial condition, and other available information. We then establish a credit limit for each counterparty based upon our evaluation of credit quality. We monitor the degree to which we are exposed to potential loss under each contract and take remedial action, if necessary.

CMS ERM and the MCV Partnership enter into contracts primarily with companies in the electric and gas industry. This industry concentration may have an impact on our exposure to credit risk, either positively or negatively, based on how these counterparties are affected by similar changes in economic, weather, or other conditions. CMS ERM and the MCV Partnership typically use industry-standard agreements that allow for netting positive and negative exposures associated with the same counterparty, thereby reducing exposure. These contracts also typically provide for the parties to demand adequate assurance of future performance when there are reasonable grounds for doing so.

The following table illustrates our exposure to potential losses at March 31, 2006, if each counterparty within this industry concentration failed to perform its contractual obligations. This table includes contracts accounted for as financial instruments. It does not include trade accounts receivable, derivative contracts that qualify for the normal purchases and sales exception under SFAS No. 133, or other contracts that are not accounted for as derivatives.

                                                                                                      In Millions
                               ----------------------------------------------------------------------------------
                                                                              Net Exposure         Net Exposure
                                  Exposure                                   from Investment      from Investment
                                   Before       Collateral       Net              Grade                Grade
                               Collateral (a)    Held (b)      Exposure         Companies          Companies (%)
                               --------------   ----------     --------      ---------------      ---------------
CMS ERM                             $ 88            $  -         $ 88            $ 18 (c)               20
MCV Partnership                      224             104          120             102 (d)               85

(a) Exposure is reflected net of payables or derivative liabilities if netting arrangements exist.

(b) Collateral held includes cash and letters of credit received from counterparties.

(c) The majority of the remaining balance of CMS ERM's net exposure was from a counterparty whose credit rating fell below investment grade after December 31, 2005.

(d) Approximately half of the remaining balance of the MCV Partnership's net exposure was from

                                     CMS-56

                                                          CMS Energy Corporation

independent natural gas producers/suppliers that do not have published credit ratings.

Based on our credit policies, our current exposures, and our credit reserves, we do not expect a material adverse effect on our financial position or future earnings as a result of counterparty nonperformance.

6: RETIREMENT BENEFITS

We provide retirement benefits to our employees under a number of different plans, including:

      -     non-contributory, defined benefit Pension Plan,

      - a cash balance pension plan for certain employees hired between July 1, 2003 and August 31, 2005,

      -     a DCCP for employees hired on or after September 1, 2005,

      -     benefits to certain management employees under SERP,

      -     a defined contribution 401(k) Savings Plan,

      -     benefits to a select group of management under the EISP, and

      -     health care and life insurance benefits under OPEB.

Pension Plan: The Pension Plan includes funds for most of our current employees, the employees of our subsidiaries, and Panhandle, a former subsidiary. The Pension Plan's assets are not distinguishable by company.

Effective January 11, 2006, the MPSC electric rate order authorized Consumers to include $33 million of electric pension expense in its electric rates. Due to the volatility of these particular costs, the order also established a pension equalization mechanism to track actual costs. If actual pension expenses are greater than the $33 million included in electric rates, the difference will be recognized as a regulatory asset for future recovery from customers. If actual pension expenses are less than the $33 million included in electric rates, the difference will be recognized as a regulatory liability, and refunded to our customers. The difference between pension expense allowed in our electric rates and pension expense under SFAS No. 87 resulted in a $3 million net reduction in pension expense and establishment of a corresponding regulatory asset for the three months ending March 31, 2006.

Effective January 11, 2006, the MPSC electric rate order authorized Consumers to include $28 million of electric OPEB expense in its electric rates. Due to the volatility of these particular costs, the order also established an OPEB equalization mechanism to track actual costs. If actual OPEB expenses are greater than the $28 million included in electric rates, the difference will be recognized as a regulatory asset for future recovery from our customers. If actual OPEB expenses are less than the $28 million included in electric rates, the difference will be recognized as a regulatory liability, and refunded to our customers. The difference between OPEB expense allowed in our electric rates and OPEB expense under SFAS No. 106 resulted in less than $1 million net reduction in OPEB expense and establishment of a corresponding regulatory asset for the three months ending March 31, 2006.

                                     CMS-57

                                                          CMS Energy Corporation

Costs: The following table recaps the costs incurred in our retirement benefits plans:

                                                                                             In Millions
                                                     ---------------------------------------------------
                                                            Pension                        OPEB
                                                     ---------------------         ---------------------
Three Months Ended March 31                           2006           2005           2006           2005
---------------------------                          ------         ------         ------         ------
Service cost                                         $   12         $   10         $    6         $    6
Interest expense                                         21             19             16             16
Expected return on plan assets                          (22)           (25)           (14)           (14)
Amortization of:
  Net loss                                               11              7              5              4
  Prior service cost                                      2              1             (3)            (2)
                                                     ------         ------         ------         ------
Net periodic cost                                        24             12             10             10
Regulatory adjustment                                    (3)             -              -              -
                                                     ------         ------         ------         ------
Net periodic cost after regulatory adjustment        $   21         $   12         $   10         $   10
                                                     ======         ======         ======         ======

SERP: On April 1, 2006, we implemented a Defined Contribution Supplemental Executive Retirement Plan (DC SERP) and froze further new participation in the defined benefit SERP. The DC SERP plan provides promoted and newly hired participants benefits ranging from five to 15 percent of total compensation. The DC SERP plan requires a minimum of five years of participation before vesting; our contributions to the plan, if any, will be placed in a grantor trust.

The MCV Partnership sponsors defined cost postretirement health care plans that cover all full-time employees, except key management. Participants in the postretirement health care plans become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The MCV Partnership's net periodic postretirement health care cost for the three months ended March 31, 2006 and 2005 was less than $1 million.

7: ASSET RETIREMENT OBLIGATIONS

SFAS NO. 143: This standard requires companies to record the fair value of the cost to remove assets at the end of their useful life, if there is a legal obligation to remove them. We have legal obligations to remove some of our assets, including our nuclear plants, at the end of their useful lives.

The fair value of ARO liabilities has been calculated using an expected present value technique. This technique reflects assumptions such as costs, inflation, and profit margin that third parties would consider to assume the settlement of the obligation. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in our ARO fair value estimate since a reasonable estimate could not be made. If a five percent market risk premium were assumed, our ARO liability would increase by $25 million.

If a reasonable estimate of fair value cannot be made in the period in which the ARO is incurred, such as for assets with indeterminate lives, the liability is to be recognized when a reasonable estimate of fair value can be made. Generally, electric and gas transmission and distribution assets have indeterminate lives. Retirement cash flows cannot be determined and there is a low probability of a retirement date. Therefore, no liability has been recorded for these assets or associated obligations related to potential future abandonment. Also, no liability has been recorded for assets that have insignificant cumulative disposal costs, such as substation batteries. The measurement of the ARO

                                     CMS-58

                                                          CMS Energy Corporation

liabilities for Palisades and Big Rock are based on decommissioning studies that largely utilize third-party cost estimates.

FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT
OBLIGATIONS: This Interpretation clarified the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event. We determined that abatement of asbestos included in our plant investments qualify as a conditional ARO, as defined by FASB Interpretation No. 47.

The following tables describe our assets that have legal obligations to be removed at the end of their useful life:

March 31, 2006                                                                                                   In Millions
----------------------------------------------------------------------------------------------------------------------------
                                                       In Service                                                      Trust
ARO Description                                          Date         Long Lived Assets                                 Fund
---------------                                        ----------     -----------------                                -----
Palisades-decommission plant site                      1972           Palisades nuclear plant                           $554
Big Rock-decommission plant site                       1962           Big Rock nuclear plant                              22
JHCampbell intake/discharge water line                 1980           Plant intake/discharge water line                    -
Closure of coal ash disposal areas                     Various        Generating plants coal ash areas                     -
Closure of wells at gas storage fields                 Various        Gas storage fields                                   -
Indoor gas services equipment relocations              Various        Gas meters located inside structures                 -
Asbestos abatement                                     1973           Electric and gas utility plant                       -
Natural gas-fired power plant                          1997           Gas fueled power plant                               -
Close gas treating plant and gas wells                 Various        Gas transmission and storage                         -

                                                                                                                  In Millions
                                             --------------------------------------------------------------------------------
                                                ARO                                                                    ARO
                                             Liability                                                Cash flow     Liability
ARO Description                              12/31/05      Incurred       Settled      Accretion      Revisions      3/31/06
---------------                              ---------     --------       -------      ---------      ---------     ---------
Palisades-decommission                        $  375       $     -        $    -         $    6           $ -        $  381
Big Rock-decommission                             27             -            (4)             1             -            24
JHCampbell intake line                             -             -             -              -             -             -
Coal ash disposal areas                           54             -             -              1             -            55
Wells at gas storage fields                        1             -             -              -             -             1
Indoor gas services relocations                    1             -             -              -             -             1
Natural gas-fired power plant                      1             -             -              -             -             1
Close gas treating plant and gas wells             1             -             -              1             -             2
Asbestos abatement                                36             -            (2)             -             -            34
                                              ------       -------        ------         ------           ---        ------
  Total                                       $  496       $     -        $   (6)        $    9           $ -        $  499
                                              ======       =======        ======         ======           ===        ======

In October 2004, the MPSC initiated a generic proceeding to review SFAS No. 143, FERC Order No. 631, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations, and related accounting and ratemaking issues for MPSC-jurisdictional electric and gas utilities. On December 5, 2005, the ALJ issued a proposal for decision recommending that the MPSC dismiss the proceeding. In March 2006, the MPSC remanded the case to the ALJ for findings and recommendations. We consider the proceeding a clarification of accounting and reporting issues that relate to all Michigan utilities. We cannot predict the outcome of the proceeding.

                                     CMS-59

                                                          CMS Energy Corporation

8: EXECUTIVE INCENTIVE COMPENSATION

We provide a Performance Incentive Stock Plan (the Plan) to key employees and non-employee directors based on their contributions to the successful management of the company. The Plan has a five-year term, expiring in May 2009.

All grants awarded under the Plan for the three months ended March 31, 2006 and in 2005 were in the form of restricted stock. Restricted stock awards are outstanding shares to which the recipient has full voting and dividend rights and vest 100 percent after three years of continued employment. Restricted stock awards granted to officers in 2005 and 2004 are also subject to the achievement of specified levels of total shareholder return, including a comparison to a peer group of companies. All restricted stock awards are subject to forfeiture if employment terminates before vesting. However, restricted shares may continue to vest upon retirement or disability and vest fully if control of CMS Energy changes, as defined by the Plan.

The Plan also allows for the following types of awards:

      -     stock options,

      -     stock appreciation rights,

      -     phantom shares, and

      -     performance units.

For the three months ended March 31, 2006 and in 2005, we did not grant any of these types of awards.

Select participants may elect to receive all or a portion of their incentive payments under the Officer's Incentive Compensation Plan in the form of cash, shares of restricted common stock, shares of restricted stock units, or any combination of these. These participants may also receive awards of additional restricted common stock or restricted stock units, provided the total value of these additional grants does not exceed $2.5 million for any fiscal year.

Shares awarded or subject to stock options, phantom shares, and performance units may not exceed 6 million shares from June 2004 through May 2009, nor may such awards to any participant exceed 250,000 shares in any fiscal year. We may issue awards of up to 4,943,630 shares of common stock under the Plan at March 31, 2006. Shares for which payment or exercise is in cash, as well as shares or stock options that are forfeited, may be awarded or granted again under the Plan.

SFAS NO. 123(R) AND SAB NO. 107, SHARE-BASED PAYMENT: SFAS No. 123(R) was effective for us on January 1, 2006. SFAS No. 123(R) requires companies to use the fair value of employee stock options and similar awards at the grant date to value the awards. Companies must expense this value over the required service period of the awards. As a result, future compensation costs for share-based awards with accelerated service provisions upon retirement will need to be fully expensed by the period in which the employee becomes eligible to retire. At January 1, 2006, unrecognized compensation cost for such share-based awards held by retirement-eligible employees was not material.

We elected to adopt the modified prospective method recognition provisions of this Statement instead of retrospective restatement. The modified prospective method applies the recognition provisions to all awards granted or modified after the adoption date of this Statement. We adopted the fair value method of accounting for share-based awards effective December 2002. Therefore, SFAS No. 123(R)

                                     CMS-60

                                                          CMS Energy Corporation

did not have a significant impact on our results of operations when it became effective.

The SEC issued SAB No. 107 to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Also, the SEC issued SAB No. 107 to provide the staff's views regarding the valuation of share-based payments, including assumptions such as expected volatility and expected term. We applied the additional guidance provided by SAB No. 107 upon implementation of SFAS No. 123(R) with no impact on our consolidated results of operations.

The following table summarizes restricted stock activity under the Plan:

                                                          Weighted-
                                                        Average Grant
                                                          Date Fair
Restricted Stock                   Number of Shares         Value
----------------                   ----------------     -------------
Nonvested at December 31, 2005         1,682,056         $    10.64
  Granted                                  5,500         $    13.21
  Vested (a)                                   -                  -
  Forfeited                              (30,000)        $    10.09
                                       ---------         ----------

Nonvested at March 31, 2006            1,657,556         $    10.66
                                       =========         ==========

(a) No shares vested during the three months ended March 31, 2006 and 2005.

We calculate the fair value of restricted shares granted based on the price of our common stock on the grant date and expense the fair value over the required service period. Total compensation cost recognized in income related to restricted stock was $1 million for the three months ended March 31, 2006 and 2005. The total related income tax benefit recognized in income was less than $1 million for the three months ended March 31, 2006 and 2005. At March 31, 2006, there was $11 million of total unrecognized compensation cost related to restricted stock. We expect to recognize this cost over a weighted-average period of 2.1 years.

The following table summarizes stock option activity under the Plan:

                                                                                          Weighted-
                                                  Options             Weighted-            Average        Aggregate
                                                Outstanding,           Average            Remaining       Intrinsic
                                                Fully Vested,         Exercise           Contractual        Value
Stock Options                                  and Exercisable          Price               Term         (In Millions)
-------------                                  ---------------        ---------          -----------     -------------
Outstanding at December 31, 2005                  3,541,338           $  21.21            5.4 years         $ (24)
  Granted                                                 -                  -
  Exercised                                         (43,000)          $   6.84
  Cancelled or Expired                             (342,640)          $  30.90
                                                  ---------           --------            ---------         -----
Outstanding at March 31, 2006                     3,155,698           $  20.35            5.4 years         $ (23)
                                                  =========           ========            =========         =====

Stock options give the holder the right to purchase common stock at a price equal to the fair value of our common stock on the grant date. Stock options are exercisable upon grant, and expire up to

                                     CMS-61

\
                                                          CMS Energy Corporation

10 years and one month from the grant date. We issue new shares when participants exercise stock options. For the three months ended March 31, 2006, the total intrinsic value of stock options exercised was less than $1 million. Cash received from exercise of these stock options was less than $1 million. Since we utilized tax loss carryforwards, we were not able to realize the excess tax benefits upon exercise of stock options. Therefore, we did not recognize the related excess tax benefits in equity. No stock options were exercised for the three months ended March 31, 2005.

9: EQUITY METHOD INVESTMENTS

Where ownership is more than 20 percent but less than a majority, we account for certain investments in other companies, partnerships, and joint ventures by the equity method of accounting in accordance with APB Opinion No. 18. Net income from these investments included undistributed earnings of $15 million for the three months ended March 31, 2006 and $2 million for the three months ended March 31, 2005. The most significant of these investments is our 50 percent interest in Jorf Lasfar.

Summarized financial information for Jorf Lasfar is as follows:

Income Statement Data

                                                                                                       In Millions
Three Months Ended March 31, 2006                                                                      Jorf Lasfar
---------------------------------                                                                      -----------
Operating revenue                                                                                         $ 118
Operating expenses                                                                                           78
                                                                                                          -----
Operating income                                                                                             40
Other expense, net                                                                                           15
                                                                                                          -----
Net income                                                                                                $  25
                                                                                                          =====

Three Months Ended March 31, 2005                                                                      Jorf Lasfar
---------------------------------                                                                      -----------
Operating revenue                                                                                         $ 130
Operating expenses                                                                                           83
                                                                                                          -----
Operating income                                                                                             47
Other expense, net                                                                                           14
                                                                                                          -----
Net income                                                                                                $  33
                                                                                                          =====

                                     CMS-62

                                                          CMS Energy Corporation

10: REPORTABLE SEGMENTS

Our reportable segments consist of business units organized and managed by their products and services. We evaluate performance based upon the net income of each segment. We operate principally in three reportable segments: electric utility, gas utility, and enterprises.

The "Other" segment includes corporate interest and other and discontinued operations. The following tables show our financial information by reportable segment:

                                                                      In Millions
                                                          -----------------------
Three Months Ended March 31                                2006            2005
---------------------------                               -------         -------
Operating Revenues
  Electric utility                                        $   729         $   628
  Gas utility                                               1,041             992
  Enterprises                                                 262             225
                                                          -------         -------
                                                          $ 2,032         $ 1,845
                                                          =======         =======
Net Income (Loss) Available to Common Stockholders
  Electric utility                                        $    29         $    33
  Gas utility                                                  37              58
  Enterprises                                                 (49)            105
  Other                                                       (44)            (46)
                                                          -------         -------
                                                          $   (27)        $   150
                                                          =======         =======

                                                      March 31, 2006 December 31, 2005
                                                      -------------- -----------------
Total Assets
  Electric utility (a)                                    $ 7,864        $ 7,743
  Gas utility (a)                                           3,193          3,600
  Enterprises                                               3,651          4,130
  Other                                                       842            547
                                                          -------        -------
                                                          $15,550        $16,020
                                                          =======        =======

(a) Amounts include a portion of Consumers' other common assets attributable to both the electric and gas utility businesses.

                                     CMS-63

                                                          CMS Energy Corporation

                      (This page intentionally left blank)

                                     CMS-64

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In this MD&A, Consumers Energy, which includes Consumers Energy Company and all of its subsidiaries, is at times referred to in the first person as "we," "our" or "us." This MD&A has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in Consumers Energy's Form 10-K for the year ended December 31, 2005.

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

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, gas distribution, transmission, and storage, and other energy related services. Our businesses are affected primarily by:

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

We are focused on growing the equity base of our company and have been refinancing our debt to reduce interest rate costs. In 2006, we received $200 million of cash contributions from CMS Energy and we extinguished, through a legal defeasance, $129 million of 9 percent related party notes.

Working capital and cash flow continue to be a challenge for us. Natural gas prices continue to be volatile and much higher than in recent years. Although our natural gas purchases are recoverable from our utility customers, higher priced natural gas stored as inventory requires additional liquidity due to the lag in cost recovery.

In addition to causing working capital issues for us, historically high natural gas prices caused the MCV Partnership to reevaluate the economics of operating the MCV Facility and to record an impairment charge in 2005. While we have fully impaired our ownership interest in the MCV Partnership, continued high gas prices could result in an impairment of our ownership interest in the FMLP.

Due to the impairment of the MCV Facility and operating losses from mark-to-market adjustments on derivative instruments, the equity held by Consumers and the minority interest owners in the MCV

                                                        Consumers Energy Company

Partnership has decreased significantly and is now negative. As the MCV Partnership recognizes future losses, we will assume an additional 7 percent of the MCV Partnership's negative equity, which is a portion of the limited partners' negative equity, in addition to our proportionate share. Since projected future gas prices continue to threaten the viability of the MCV Facility, we are evaluating various alternatives in order to develop a new long-term strategy with respect to the MCV Facility. The MCV Partnership is working aggressively to reduce costs, improve operations, and enhance cash flows.

Going forward, our strategy will continue to focus on:

      -     managing cash flow issues,

      -     maintaining and growing earnings, and

      - investing in our utility system to enable us to meet our customer commitments, comply with increasing environmental performance standards, and maintain adequate supply and capacity.

As we execute our strategy, we will need to overcome a sluggish Michigan economy that has been further hampered by recent negative developments in Michigan's automotive industry and limited growth in the non-automotive sectors of our economy.

These negative effects will be offset somewhat by the reduction we are experiencing in ROA load in our service territory. At March 31, 2006, alternative electric suppliers were providing 348 MW of generation service to ROA customers. This is 4 percent of our total distribution load and represents a decrease of 61 percent compared to March 31, 2005. It is, however, difficult to predict future ROA customer trends.

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q and other written and oral statements that we make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Our intention with the use of words such as "may," "could," "anticipates," "believes," "estimates," "expects," "intends," "plans," and other similar words is to identify forward-looking statements that involve risk and uncertainty. We designed this discussion of potential risks and uncertainties to highlight important factors that may impact our business and financial outlook. We have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results anticipated in these statements. Such factors include our inability to predict and/or control:

      - capital and financial market conditions, including the price of CMS Energy Common Stock, and the effect of such market conditions on the Pension Plan, interest rates, and access to the capital markets, including availability of financing to Consumers, CMS Energy, or any of their affiliates and the energy industry,

      - market perception of the energy industry, Consumers, CMS Energy, or any of their affiliates,

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

                  - recovery of Clean Air Act costs and other environmental and safety-related expenditures,

                  - power supply and natural gas supply costs when oil prices and other fuel prices are rapidly increasing,

                  - timely recognition in rates of additional equity investments in Consumers,

                  - adequate and timely recovery of additional electric and gas rate-based investments,

                  - adequate and timely recovery of higher MISO energy costs, and

                  - recovery of Stranded Costs incurred due to customers choosing alternative energy suppliers,

      - the impact of adverse natural gas prices on the MCV Partnership and FMLP investments, the impact of losses at FMLP, regulatory decisions that limit recovery of capacity and fixed energy payments, and our ability to develop a new long-term strategy with respect to the MCV Facility,

      - if successful in exercising the regulatory out clause of the MCV PPA, the negative impact on the MCV Partnership's financial performance, as well as a triggering of the MCV Partnership's ability to terminate the MCV PPA, and the effects on our ability to purchase capacity to serve our customers and recover the cost of these purchases,

      - federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of our market-based sales authorizations in wholesale power markets without price restrictions,

      - energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

      - our ability to collect accounts receivable from our gas customers due to high natural gas prices,

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

                                                        Consumers Energy Company

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

For additional information regarding these and other uncertainties, see the "Outlook" section included in this MD&A, Note 2, Contingencies, and Part II,
Item 1A. Risk Factors.

RESULTS OF OPERATIONS

NET INCOME AVAILABLE TO COMMON STOCKHOLDER

                                                                           In Millions
                                                     ---------------------------------
Three months ended March 31                           2006         2005         Change
---------------------------                          -----         -----        ------
    Electric                                         $  29         $  33        $  (4)
    Gas                                                 37            58          (21)
    Other (Includes MCV Partnership interest)          (56)           66         (122)
                                                     -----         -----        -----

Net income available to common stockholder           $  10         $ 157        $(147)
                                                     =====         =====        =====

For the three months ended March 31, 2006, net income available to our common stockholder was $10 million, compared to $157 million for the three months ended March 31, 2005. The decrease reflects mark-to-market losses in 2006 on certain long-term gas contracts and associated financial hedges at the MCV Partnership compared to mark-to-market gains in 2005. The decrease also reflects a reduction in net income from our gas utility due to lower, weather-driven sales, and higher operating and maintenance costs at our electric utility. Partially offsetting these losses are higher electric utility revenues primarily due to an electric rate increase authorized in December 2005.

                                                        Consumers Energy Company

Specific changes to net income available to our common stockholder for 2006 versus 2005 are:

                                                                                                      In Millions
                                                                                                      -----------
-     decrease in earnings from our ownership interest in the MCV Partnership primarily due to
      a decrease in the fair value of certain long-term gas contracts and financial hedges,             $  (125)

-     increase in operating expenses primarily due to higher depreciation and amortization
      expense, higher electric maintenance expense, and higher customer service expense,                    (44)

-     decrease in gas delivery revenue primarily due to warmer weather,                                     (20)

-     decrease in return on electric utility capital expenditures in excess of depreciation base
      as allowed by the Customer Choice Act,                                                                 (8)

-     increase in electric delivery revenue primarily due to the MPSC's December 2005
      electric rate order,                                                                                   38

-     increase in earnings due to the expiration of rate caps that, in 2005, would not allow us
      to fully recover our power supply costs from our residential customers, and                             6

-     increase in other income and interest charges.                                                          6
                                                                                                        -------
Total Change                                                                                            $  (147)
                                                                                                        =======

ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                                                                          In Millions
                                                                                           --------------------------
March 31                                                                                   2006      2005      Change
--------                                                                                   ----      ----      ------
Three months ended                                                                          $29       $33      $   (4)

Reasons for the change:

Electric deliveries                                                                                            $   59
Power supply costs and related revenue                                                                              9
Other operating expenses, other income and non-commodity revenue                                                  (59)
Regulatory return on capital expenditures                                                                         (13)
Interest charges                                                                                                    1
Income taxes                                                                                                       (1)
                                                                                                               ------

Total change                                                                                                   $   (4)
                                                                                                               ======

ELECTRIC DELIVERIES: Electric deliveries decreased 0.1 billion kWh or 1.6 percent in the first quarter of 2006 versus 2005 primarily due to warmer weather. Despite lower electric deliveries, electric delivery revenue increased primarily due to an electric rate order, increased surcharge revenue, and the return to full-service rates of customers previously using an alternative energy supplier.

In December 2005, the MPSC issued an order authorizing an annual rate increase of $86 million for service rendered on and after January 11, 2006. As a result of this order, electric delivery revenues increased $20 million in the first quarter of 2006 versus 2005.

Effective January 1, 2006, we started collecting a surcharge that the MPSC authorized under Section 10d(4) of the Customer Choice Act. This surcharge increased electric delivery revenue by $11 million in the first quarter of 2006 versus 2005. In addition, on January 1, 2006, we began recovering customer

                                                        Consumers Energy Company

choice transition costs from our residential customers, thereby increasing electric delivery revenue by another $3 million in 2006 versus 2005.

The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At March 31, 2006, alternative electric suppliers were providing 348 MW of generation service to ROA customers. This amount represents a decrease of 61 percent compared to March 31, 2005. The return of former ROA customers to full-service rates increased electric revenues $13 million in the first quarter of 2006 versus 2005.

POWER SUPPLY COSTS AND RELATED REVENUE: In 2005, power supply costs exceeded power supply revenue due to rate caps for our residential customers. Our inability to recover fully these power supply costs resulted in a $9 million reduction to electric pretax income. Rate caps for our residential customers expired on December 31, 2005. The absence of rate caps allows us to record power supply revenue to offset fully our power supply costs in 2006.

OTHER OPERATING EXPENSES, OTHER INCOME AND NON-COMMODITY REVENUE: In the first quarter of 2006, other operating expenses increased $62 million, other income increased $5 million, and non-commodity revenue decreased $2 million versus 2005.

The increase in other operating expenses reflects higher operating and maintenance expense, customer service expense, depreciation and amortization expense, and pension and benefit expense. Operating and maintenance expense increased primarily due to costs related to a planned refueling outage at our Palisades nuclear plant, and higher overhead line maintenance and $7 million of storm restoration costs. Higher customer service expense reflects contributions, which started in January 2006 pursuant to a December 2005 MPSC order, to a fund that provides energy assistance to low-income customers. Depreciation and amortization expense increased due to higher plant in service and greater amortization of certain regulatory assets. Pension and benefit expense reflects changes in actuarial assumptions and the latest collective bargaining agreement between the Utility Workers Union of America and Consumers.

The increase in other income is primarily due to the absence, in 2006, of expenses recorded in 2005 associated with the early retirement of debt. The decrease in non-commodity revenue is primarily due to lower revenue from services provided to METC in 2006 versus 2005.

REGULATORY RETURN ON CAPITAL EXPENDITURES: The $13 million decrease is due to lower income associated with recording a return on capital expenditures in excess of our depreciation base as allowed by the Customer Choice Act. In December 2005, the MPSC issued an order that authorized us to recover $333 million of Section 10d(4) costs. The order authorized recovery of a lower level of costs versus the level used to record 2005 income.

INTEREST CHARGES: In the first quarter of 2006 versus 2005, interest charges decreased due to lower average debt levels and a 13 basis point reduction in the average interest rate.

INCOME TAXES: In the first quarter of 2006, income taxes increased versus 2005 primarily due to the adjustment of certain deferred tax balances.

                                                        Consumers Energy Company

GAS UTILITY RESULTS OF OPERATIONS

                                                                                                    In Millions
                                                                                      -------------------------
March 31                                                                              2006      2005    Change
--------                                                                              ----      ----    ------
Three months ended                                                                     $37       $58    $   (21)

Reasons for the change:
Gas deliveries                                                                                          $   (31)
Gas wholesale and retail services, other gas revenue and other income                                         5
Operation and maintenance                                                                                    (3)
Depreciation and other deductions                                                                            (3)
Income taxes                                                                                                 11
                                                                                                        -------
Total change                                                                                            $   (21)
                                                                                                        =======

GAS DELIVERIES: In the first quarter of 2006 versus 2005, gas deliveries, including miscellaneous transportation to end-use customers, decreased 21.9 bcf or 15.1 percent. The decrease in gas deliveries is primarily due to warmer weather in the first quarter of 2006 versus 2005 and increased conservation efforts in response to higher gas prices. Average temperatures in the first quarter of 2006 were 16.7 percent warmer than the same period last year.

GAS WHOLESALE AND RETAIL SERVICES, OTHER GAS REVENUE AND OTHER INCOME: In the first quarter of 2006 versus 2005, the $5 million increase is related primarily to increased gas wholesale and retail services revenue.

OPERATION AND MAINTENANCE: In the first quarter of 2006, operation and maintenance expenses increased versus 2005 primarily due to higher pension and benefit expense and customer service expense. Pension and benefit expense reflects changes in actuarial assumptions and the latest collective bargaining agreement between the Utility Workers Union of America and Consumers. Customer service expense increased primarily due to higher uncollectible accounts expense.

DEPRECIATION AND OTHER DEDUCTIONS: In the first quarter of 2006, depreciation expense increased versus 2005 primarily due to higher plant in service.

INCOME TAXES: In the first quarter of 2006, income taxes decreased versus 2005 primarily due to lower earnings by the gas utility.

OTHER RESULTS OF OPERATIONS

                                                                                                 In Millions
                                                                              ------------------------------
March 31                                                                      2006         2005      Change
--------                                                                      ----         ----      -------
Three months ended                                                            $(56)        $ 66      $ (122)

In the first quarter of 2006, other operations net loss was $56 million, a decrease of $122 million versus 2005. The change is primarily due to a $125 million decrease in earnings from our ownership interest in

                                                        Consumers Energy Company

the MCV Partnership, primarily due to mark-to-market losses in 2006 on certain long-term gas contracts and associated financial hedges at the MCV Partnership, compared to mark-to-market gains on these contracts in 2005.

CRITICAL ACCOUNTING POLICIES

The following accounting policies are important to an understanding of our results of operations and financial condition and should be considered an integral part of our MD&A.

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

CONTINGENCIES: We are involved in various regulatory and legal proceedings that arise in the ordinary course of our business. We record a liability for contingencies based upon our assessment that a loss is probable and the amount of loss can be reasonably estimated. The recording of estimated liabilities for contingencies is guided by the principles in SFAS No. 5. We consider many factors in making these assessments, including the history and specifics of each matter. Significant contingencies are discussed in the "Outlook" section included in this MD&A.

ACCOUNTING FOR FINANCIAL AND DERIVATIVE INSTRUMENTS AND MARKET RISK INFORMATION

FINANCIAL INSTRUMENTS: We account for investments in debt and equity securities using SFAS No. 115. For additional details on accounting for financial instruments, see Note 4, Financial and Derivative Instruments.

DERIVATIVE INSTRUMENTS: We use the criteria in SFAS No. 133 to determine if certain contracts must be accounted for as derivative instruments. Except as noted within this section, there have been no material changes to the accounting for derivative instruments since the year ended December 31, 2005. For additional details on accounting for derivatives, see Note 4, Financial and Derivative Instruments.

To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third-party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. Changes in forward prices or volatilities could significantly change the calculated fair value of our derivative contracts. The cash returns we actually realize on these contracts may vary, either positively or negatively, from the results that we estimate using these models. As part of valuing our derivatives at market, we maintain reserves, if necessary, for credit risks arising from the financial condition of counterparties.

                                                        Consumers Energy Company

The following table summarizes the interest rate and volatility rate assumptions we used to value these contracts at March 31, 2006:

                                                              Interest Rates (%)     Volatility Rates (%)
                                                              ------------------     --------------------
Long-term gas contracts associated with the MCV
     Partnership                                                  4.83 - 5.34              28 - 50

Establishment of the Midwest Energy Market: In 2005, the MISO began operating the Midwest Energy Market. As a result, the MISO now centrally dispatches electricity and transmission service throughout much of the Midwest and provides day-ahead and real-time energy market information. At this time, we believe that the establishment of this market does not represent the development of an active energy market in Michigan, as defined by SFAS No. 133. However, as the Midwest Energy Market matures, we will continue to monitor its activity level and evaluate whether or not an active energy market may exist in Michigan. If an active market develops in the future, some of our electric purchases and sales contracts may qualify as derivatives. However, we believe that we will be able to apply the normal purchases and sales exception of SFAS No. 133 to these contracts and, therefore, will not be required to mark these contracts to market.

Implementation of the RCP: As a result of implementing the RCP in 2005, a significant portion of the MCV Partnership's long-term gas contracts no longer qualify as normal purchases because the gas will not be used to generate electricity or steam. Accordingly, these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. Additionally, certain of the MCV Partnership's natural gas futures and swap contracts, which are used to hedge variable-priced long-term gas contracts, no longer qualify for cash flow hedge accounting and we record any changes in their fair value in earnings each quarter. As a result of recording the changes in fair value of these long-term gas contracts and the related futures and swaps to earnings, the MCV Partnership has recognized a $156 million loss for the three months ended March 31, 2006. This loss is before consideration of tax effects and minority interest and is included in the total Fuel costs mark-to-market at MCV on our Consolidated Statements of Income. Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on both its long-term gas contracts and its futures, options, and swap contracts, since gains and losses will be recorded each quarter.

We have recorded derivative assets totaling $100 million associated with the fair value of these contracts on our Consolidated Balance Sheets at March 31, 2006. We expect almost all of these assets, which represent cumulative net mark-to-market gains, to reverse as losses through earnings during 2006 and 2007 as the gas is purchased and the futures, options, and swaps settle, with the remainder reversing between 2008 and 2011. Due to the impairment of the MCV Facility and subsequent losses, the value of the equity held by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since we are one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative equity. As the MCV Partnership recognizes future losses from the reversal of these derivative assets, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share.

MARKET RISK INFORMATION: The following is an update of our risk sensitivities since December 31, 2005. These sensitivities indicate the potential loss in fair value, cash flows, or future earnings from our financial instruments, including our derivative contracts, assuming a hypothetical adverse change in market rates or prices of 10 percent. Changes in excess of the amounts shown in the sensitivity analyses could occur if changes in market rates or prices exceed the 10 percent shift used for the analyses.

                                                        Consumers Energy Company

Interest Rate Risk Sensitivity Analysis (assuming an adverse change in market interest rates of 10 percent):

                                                                                                          In Millions
                                                                              ---------------------------------------
                                                                              March 31, 2006        December 31, 2005
                                                                              --------------        -----------------
Variable-rate financing - before tax annual earnings exposure                      $   1                  $   3
Fixed-rate financing - potential REDUCTION in fair value (a)                         148                    149

(a) Fair value exposure could only be realized if we repurchased all of our fixed-rate financing.

Commodity Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

                                                                                                          In Millions
                                                                               --------------------------------------
                                                                               March 31, 2006       December 31, 2005
                                                                               --------------       -----------------
Potential REDUCTION in fair value:
 Gas supply option contracts                                                         $  -                   $  1
 Derivative contracts associated with the MCV Partnership:
  Long-term gas contracts                                                              26                     39
  Gas futures, options, and swaps                                                      41                     48

Investment Securities Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

                                                                                                           In Millions
                                                                               ---------------------------------------
                                                                               March 31, 2006        December 31, 2005
                                                                               --------------        -----------------
Potential REDUCTION in fair value of available-for-sale equity securities
(SERP investments and investments in CMS Energy common stock)                       $ 5                      $ 6

We maintain trust funds, as required by the NRC, for the purpose of funding certain costs of nuclear plant decommissioning. At March 31, 2006 and December 31, 2005, these funds were invested primarily in equity securities, fixed-rate, fixed-income debt securities, and cash and cash equivalents, and are recorded at fair value on our Consolidated Balance Sheets. These investments are exposed to price fluctuations in equity markets and changes in interest rates. Because the accounting for nuclear plant decommissioning recognizes that costs are recovered through our electric rates, fluctuations in equity prices or interest rates do not affect our consolidated earnings or cash flows.

For additional details on market risk and derivative activities, see Note 4, Financial and Derivative Instruments.

OTHER

Other accounting policies important to an understanding of our results of operations and financial condition include:

      -     accounting for long-lived assets and equity method investments,

      -     accounting for the effects of industry regulation,

      -     accounting for pension and OPEB,

      -     accounting for asset retirement obligations,

                                                        Consumers Energy Company

      -     accounting for nuclear decommissioning costs, and

      -     accounting for related party transactions.

These accounting policies were disclosed in our 2005 Form 10-K and there have been no material changes.

CAPITAL RESOURCES AND LIQUIDITY

Factors affecting our liquidity and capital requirements are:

      -     results of operations,

      -     capital expenditures,

      -     energy commodity costs,

      -     contractual obligations,

      -     regulatory decisions,

      -     debt maturities,

      -     credit ratings,

      -     working capital needs, and

      -     collateral requirements.

During the summer months, we purchase natural gas and store it for resale primarily during the winter heating season. Although our prudent natural gas purchases are recoverable from our customers, the amount paid for natural gas stored as inventory requires additional liquidity due to the timing of the cost recoveries. We have credit agreements with our commodity suppliers and those agreements contain terms that have resulted in margin calls. Additional margin calls or other credit support may be required if agency ratings are lowered or if market conditions remain unfavorable relative to our obligations to those parties.

Our current financial plan includes controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities. Due to the adverse impact of the MCV Partnership asset impairment charge recorded in 2005, our ability to issue FMB as primary obligations or as collateral for financing is expected to be limited to $298 million through September 30, 2006. After September 30, 2006, our ability to issue FMB in excess of $298 million is based on achieving a two-times FMB interest coverage ratio.

We believe the following items will be sufficient to meet our liquidity needs:

      -     our current level of cash and revolving credit facilities,

      - our ability to access junior secured and unsecured borrowing capacity in the capital markets, and

      -     our anticipated cash flows from operating and investing activities.

CASH POSITION, INVESTING, AND FINANCING

Our operating, investing, and financing activities meet consolidated cash needs. At March 31, 2006, $508 million consolidated cash was on hand, which includes $55 million of restricted cash and $234 million from entities consolidated pursuant to FASB Interpretation No. 46(R).

                                                        Consumers Energy Company

SUMMARY OF CONSOLIDATED STATEMENTS OF CASH FLOWS:

                                                                         In Millions
                                                               ---------------------
Three Months Ended March 31                                     2006           2005
---------------------------                                    ------         ------
Net cash provided by (used in):
   Operating activities                                        $   75         $  321
   Investing activities                                           (29)          (152)
                                                               ------         ------
Net cash provided by operating and investing activities            46            169
   Financing activities                                            (9)           178
                                                               ------         ------
Net Increase in Cash and Cash Equivalents                      $   37         $  347
                                                               ======         ======

OPERATING ACTIVITIES: For the three months ended March 31, 2006, net cash provided by operating activities was $75 million, a decrease of $246 million versus 2005. This decrease was due to the timing of payments for higher priced gas used during the heating season and an income tax payment partially related to an IRS ruling regarding the "simplified service cost" method of tax accounting.

INVESTING ACTIVITIES: For the three months ended March 31, 2006, net cash used in investing activities was $29 million, a decrease of $123 million versus 2005. This decrease was due to the release of restricted cash in February 2006, which we used to extinguish long-term debt - related parties.

FINANCING ACTIVITIES: For the three months ended March 31, 2006, net cash used in financing activities was $9 million, an increase of $187 million versus 2005. This increase was primarily due to the absence of refinancing activity and the extinguishment of the current portion of long-term debt - related parties. This increase was offset by a decrease in payments of common stock dividends of $78 million.

For additional details on long-term debt activity, see Note 3, Financings and Capitalization.

OBLIGATIONS AND COMMITMENTS

DIVIDEND RESTRICTIONS: For details on dividend restrictions, see Note 3, Financings and Capitalization.

OFF-BALANCE SHEET ARRANGEMENTS: We enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnifications, letters of credit and surety bonds. For details on guarantee arrangements, see Note 2, Contingencies, "Other Contingencies -FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

REVOLVING CREDIT FACILITIES: For details on revolving credit facilities, see
Note 3, Financings and Capitalization.

SALE OF ACCOUNTS RECEIVABLE: For details on the sale of accounts receivable, see
Note 3, Financings and Capitalization.

                                                        Consumers Energy Company

OUTLOOK

ELECTRIC BUSINESS OUTLOOK

GROWTH: Summer 2005 temperatures were higher than historical averages, leading to increased demand from electric customers. In 2006, we project electric deliveries will decline less than one percent from 2005 levels. This short-term outlook assumes a stabilizing economy and normal weather conditions throughout the remainder of the year.

Over the next five years, we expect electric deliveries to grow at an average rate of about one and one-half percent per year. However, such growth is dependent on a modestly growing customer base and a stabilizing Michigan economy. This growth rate includes both full-service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants and other electric utilities. This growth rate reflects a long-range expected trend of growth. Growth firm year to year may vary from this trend due to customer response to fluctuations in weather conditions and changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.

ELECTRIC RESERVE MARGIN: We are planning for a reserve margin of approximately 11 percent for summer 2006, or supply resources equal to 111 percent of projected firm summer peak load. Of the 2006 supply resources target of 111 percent, we expect to meet approximately 97 percent from our electric generating plants and long-term power purchase contracts, and approximately 14 percent from other contractual arrangements. Through a combination of owned capacity and purchases, we have supply resources in place to cover approximately 110 percent of the projected firm summer peak load for 2006. We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2007 through 2010. As a result, we have recognized an asset of $72 million for unexpired capacity and energy contracts at March 31, 2006.

ELECTRIC TRANSMISSION EXPENSES: The METC, which provides electric transmission service to us, increased substantially the transmission rates it charges us in 2006. The increased rates are subject to refund and to reduction based on the outcome of hearings at the FERC scheduled for September 2006. We are attempting to recover these costs through our 2006 PSCR plan case. In December 2005, the MPSC issued an order that temporarily excluded a portion of the increased costs from our 2006 PSCR charge. In April 2006, the MPSC Staff filed briefs in the 2006 PSCR case recommending that the MPSC approve recovery of all filed costs, including those temporarily excluded in the December 2005 order. The PSCR process allows recovery of all reasonable and prudent power supply costs. However, we cannot predict when full recovery of these transmission costs will commence. To the extent that we incur and are unable to collect these increased costs in a timely manner, our cash flows from electric utility operations will be affected negatively. For additional details, see Note 2, Contingencies, "Electric Rate Matters - Power Supply Costs."

INDUSTRIAL REVENUE OUTLOOK: Our electric utility customer base includes a mix of residential, commercial, and diversified industrial customers, the largest segment of which is the automotive industry. In November 2005, General Motors Corporation, a large industrial customer of Consumers, announced plans to reduce certain manufacturing operations in Michigan. However, since the targeted operations are outside of our service territory, we do not anticipate a significant impact on electric utility revenue. In March 2006, Delphi Corporation, also a large industrial customer of Consumers, announced plans to sell or close all but one of their manufacturing operations in Michigan as part of their bankruptcy restructuring. Our electric utility operations are not dependent upon a single customer, or even a few customers, and customers in the automotive sector constitute 4 percent of our total electric revenue. In addition, returning industrial customers will benefit our electric utility revenue. However, we cannot predict the impact of these restructuring plans or possible future actions by other industrial customers.

                                                        Consumers Energy Company

THE ELECTRIC CAPACITY NEED FORUM: In January 2006, the MPSC Staff issued a report on future electric capacity in the state of Michigan. The report indicated that existing generation resources are adequate in the short term, but could be insufficient to maintain reliability standards by 2009. The report also indicated that new coal-fired baseload generation may be needed by 2011. The MPSC Staff recommended an approval and bid process for new power plants. To address revenue stability risks, the Staff also recommended a special reliability charge a utility would assess on all electric distribution customers. In April 2006, the governor of Michigan issued an executive directive calling for the development of a comprehensive energy plan for the state of Michigan. The directive calls for the Chairman of the MPSC, working in cooperation with representatives from the public and private sectors, to make recommendations on Michigan's energy policy by the end of 2006. We will continue to participate as the MPSC addresses future electric capacity needs.

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

Clean Air: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $819 million. As of March 2006, we incurred $616 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $203 million of capital expenditures will be made in 2006 through 2011. In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $6 million per year, which we expect to recover from our customers through the PSCR process. The allowances and their costs are accounted for as inventory. The allowance inventory is expensed at the rolling average cost as the coal-fired electric generating plants emit nitrogen oxide.

In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of nitrogen oxides by 63 percent and sulfur dioxide by 71 percent from 2003 levels by 2015. We plan to meet this rule by year round operations of our selective catalytic control technology units to meet nitrogen oxide targets and installation of flue gas desulfurization scrubbers at an estimated cost of $960 million.

Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. The Clean Air Mercury Rule establishes a cap-and-trade system for mercury emissions that is similar to the system used in the Clean Air Interstate Rule. The industry has not reached a consensus on the technical methods for curtailing mercury emissions. However, we anticipate our capital and operating costs for mercury emissions reductions required by the Clean Air Mercury Rule to be significantly less than what was required for selective catalytic reduction technology used for nitrogen oxide compliance.

                                                        Consumers Energy Company

In April 2006, Michigan's governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. This plan adopts the Federal Clean Air Mercury Rule through its first phase, which ends in 2010. After the year 2010, the mercury emissions reduction standards outlined in the governor's plan become more stringent than those included in the Federal Clean Air Mercury Rule. If implemented as proposed, we anticipate the costs to comply with the governor's plan will exceed Federal Clean Air Mercury Rule compliance costs. We will work with the MDEQ on the details of these rules.

Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases. We cannot predict whether any federal mandatory greenhouse gas emission reduction rules ultimately will be enacted, or the specific requirements of any of these rules and their effect on our operations and financial results.

To the extent that greenhouse gas emission reduction rules come into effect, the mandatory emissions reduction requirements could have far-reaching and significant implications for the energy sector. We cannot estimate the potential effect of federal or state level greenhouse gas policy on our future consolidated results of operations, cash flows, or financial position due to the uncertain nature of the policies at this time. However, we stay abreast of greenhouse gas policy developments and will continue to assess and respond to their potential implications on our business operations.

Water: In March 2004, the EPA issued rules that govern electric generating plant cooling water intake systems. The rules require significant reduction in fish killed by operating equipment. Some of our facilities will be required to comply with the new rules by 2007. We are performing the required studies to determine the most cost-effective solutions for compliance.

For additional details on electric environmental matters, see Note 2, Contingencies, "Electric Contingencies - Electric Environmental Matters."

COMPETITION AND REGULATORY RESTRUCTURING: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At March 31, 2006, alternative electric suppliers were providing 348 MW of generation service to ROA customers. This is 4 percent of our total distribution load and represents a decrease of 61 percent compared to March 31, 2005. It is difficult to predict future ROA customer trends.

Section 10d(4) Regulatory Assets: In December 2005, the MPSC issued an order that authorized us to recover $333 million in Section 10d(4) costs. Instead of collecting these costs evenly over five years, the order instructed us to collect 10 percent of the regulatory asset total in the first year, 15 percent in the second year, and 25 percent in the third, fourth, and fifth years. In January 2006, we filed a petition for rehearing with the MPSC that disputed the aspect of the order dealing with the timing of our collection of these costs. In April 2006, the MPSC issued an order that denied our petition for rehearing.

Through and Out Rates: In December 2004, we began paying a transitional charge pursuant to a FERC order eliminating regional "through and out" rates. Although the transitional charge ended in March 2006, there are hearings scheduled for May 2006 at the FERC to discuss these charges. These hearings could result in refunds or additional transitional charges to us. In April 2006, we filed an agreement with the FERC between the PJM RTO transmission owners and Consumers concerning these transitional charges. If approved by the FERC, the agreement would resolve all issues regarding transitional charges for Consumers and eliminate the potential for refunds or additional transitional charges to Consumers. We cannot predict the outcome of this matter.

For additional details and material changes relating to the restructuring of the electric utility industry and electric rate matters, see Note 2, Contingencies, "Electric Restructuring Matters," and "Electric Rate Matters."

                                                        Consumers Energy Company

OTHER ELECTRIC BUSINESS UNCERTAINTIES

MCV UNDERRECOVERIES: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. We hold a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility.

Under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Natural gas prices have increased substantially in recent years and throughout 2005. In 2005, the MCV Partnership reevaluated the economics of operating the MCV Facility and recorded an impairment charge. If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its obligations under the sale and leaseback transactions and other contracts. We are evaluating various alternatives in order to develop a new long-term strategy with respect to the MCV Facility.

Further, the cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate cash underrecoveries of capacity and fixed energy payments of $55 million in 2006 and $39 million in 2007. However, Consumers' direct savings from the RCP, after allocating a portion to customers, are used to offset a portion of our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The effect of any such action would be to:

      - reduce cash flow to the MCV Partnership, which could have an adverse effect on the MCV Partnership's financial performance, and

      -     eliminate our underrecoveries of capacity and fixed energy payments.

The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out clause, the MCV Partnership has the right to terminate the MCV PPA. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the financial performance of the MCV Partnership. If the MCV Partnership terminates the MCV PPA, we would be required to replace the lost capacity to maintain an adequate electric reserve margin. This could involve entering into a new PPA and / or entering into electric capacity contracts on the open market. We cannot predict our ability to enter into such contracts at a reasonable price. We are also unable to predict regulatory approval of the terms and conditions of such contracts, or that the MPSC would allow full recovery of our incurred costs.

For additional details on the MCV Partnership, see Note 2, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

NUCLEAR MATTERS: Big Rock: Decommissioning of the site is nearing completion. Demolition of the last remaining plant structure, the containment building, and removal of remaining underground utilities and temporary office structures is expected to be completed by the summer of 2006. Final radiological surveys will then be completed to ensure that the site meets all requirements for free, unrestricted release in accordance with the NRC approved License Termination Plan (LTP) for the project. We anticipate NRC approval to return approximately 475 acres of the site, including the area formerly occupied by the nuclear plant, to a natural setting for unrestricted use by early 2007. We expect another area of approximately 105 acres encompassing the Big Rock Independent Spent Fuel Storage Installation (ISFSI), where eight

                                                        Consumers Energy Company

casks loaded with spent fuel and other high-level radioactive material are stored, to be returned to a natural state within approximately two years from the date the DOE finishes removing the spent fuel from Big Rock also in accordance with the LTP.

Palisades: The amount of spent nuclear fuel at Palisades exceeds the plant's temporary onsite wet storage pool capacity. We are using dry casks for temporary onsite dry storage to supplement the wet storage pool capacity. As of March 2006, we have loaded 29 dry casks with spent nuclear fuel.

Palisades' current license from the NRC expires in 2011. In March 2005, the NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. We expect a decision from the NRC on the license renewal application in 2007.

In December 2005, we announced plans to sell the Palisades nuclear plant and enter into a long-term power purchase agreement with the new owner. Subject to review of the terms that are realized through a bidding process, we believe a sale is the best option for our company, as it will reduce risk and improve cash flow while retaining the benefits of the plant for customers. The Palisades sale will use a competitive bid process, providing interested companies certain options to bid on the plant, as well as the related decommissioning liabilities and trust funds assets, and spent nuclear fuel at Palisades and Big Rock. Any sale will be subject to various approvals, including regulatory approvals of a long-term contract for us to purchase power from the plant, and various other contingencies. We expect to complete the sale in 2007.

For additional details on nuclear plant decommissioning at Big Rock and Palisades, see Note 2, Contingencies, "Other Electric Contingencies - Nuclear Plant Decommissioning."

GAS BUSINESS OUTLOOK

GROWTH: In 2006, we project gas deliveries will decline by four percent, on a weather-adjusted basis, from 2005 levels due to increased conservation and overall economic conditions in the State of Michigan. Over the next five years, we expect gas deliveries to be relatively flat. Actual gas deliveries in future periods may be affected by:

      -     fluctuations in weather patterns,

      -     use by independent power producers,

      -     competition in sales and delivery,

      -     changes in gas commodity prices,

      -     Michigan economic conditions,

      -     the price of competing energy sources or fuels, and

      -     gas consumption per customer.

GAS BUSINESS UNCERTAINTIES

Several gas business trends or uncertainties may affect our future financial results and financial condition. These trends or uncertainties could have a material impact on revenues or income from gas operations.

GAS ENVIRONMENTAL ESTIMATES: We expect to incur investigation and remedial action costs at a number of sites, including 23 former manufactured gas plant sites. For additional details, see Note 2, Contingencies, "Gas Contingencies - Gas Environmental Matters."

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs,

                                                        Consumers Energy Company

policies, and practices for prudency in annual plan and reconciliation proceedings. For additional details on gas cost recovery, see Note 2, Contingencies, "Gas Rate Matters - Gas Cost Recovery."

2001 GAS DEPRECIATION CASE: In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which:

      - reaffirmed the previously-ordered $34 million reduction in our depreciation expense,

      - required us to undertake a study to determine why our plant removal costs are in excess of other regulated Michigan natural gas utilities, and

      - required us to file a study report with the MPSC Staff on or before December 31, 2005.

We filed the study report with the MPSC Staff on December 29, 2005.

We are also required to file our next gas depreciation case within 90 days after the MPSC issuance of a final order in the pending case related to ARO accounting. We cannot predict when the MPSC will issue a final order in the ARO accounting case.

If the depreciation case order is issued after the gas general rate case order, we proposed to incorporate its results into the gas general rates using a surcharge mechanism.

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

In February 2006, the MPSC Staff recommended granting final rate relief of $62 million. The MPSC Staff proposed that $17 million of this amount be contributed to a low income energy efficiency fund. The MPSC Staff also recommended reducing our return on common equity to 11.15 percent, from our current 11.4 percent.

In March 2006, the MPSC Staff revised its recommended final rate relief to $71 million. As of April 2006, the MPSC has not acted on our interim or final rate relief requests.

In April 2006, we revised our request for final rate relief downward to $118 million.

OTHER OUTLOOK

MCV PARTNERSHIP NEGATIVE EQUITY: Due to the impairment of the MCV Facility and operating losses from mark-to-market adjustments on derivative instruments, the value of the equity held by Consumers and by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since Consumers is one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative equity. As the MCV Partnership recognizes future losses, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share.

LITIGATION AND REGULATORY INVESTIGATION: CMS Energy is the subject of various investigations as a result of round-trip trading transactions by CMS MST, including an investigation by the DOJ. Additionally, CMS Energy and Consumers are named as parties in a class action lawsuit alleging ERISA violations. For additional details regarding this investigation and litigation, see Note 2, Contingencies.

PENSION REFORM: Both branches of Congress passed legislation aimed at reforming pension plans. The U.S. Senate passed The Pension Security and Transparency Act in November 2005 and The House of Representatives passed the Pension Protection Act of 2005 in December 2005. At the core of both bills are changes in the calculation of pension plan funding requirements effective for plan years beginning in 2007, with interest rate relief extended until then, and an increase in premiums paid to the Pension Benefit

                                                        Consumers Energy Company

Guaranty Corporation (PBGC). The latter was addressed through the broader budget reconciliation bill, which raises the PBGC flat-rate premiums from $19 to $30 per participant per year beginning in 2006. Although the Senate and House bills are similar, they do contain a number of technical differences, including differences in the time period allowed for interest rate and asset smoothing, the interest rate used to calculate lump sum payments, and the criteria used to determine whether a plan is "at-risk," which requires higher contribution levels. The Senate and the House plan to work out the differences between the two bills in a joint conference. The timing, however, of a final pension reform bill is unknown.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

SFAS NO. 123(R) AND SAB NO. 107, SHARE-BASED PAYMENT: SFAS No. 123(R) requires companies to use the fair value of employee stock options and similar awards at the grant date to value the awards. SFAS No. 123(R) was effective for us on January 1, 2006. We elected to adopt the modified prospective method recognition provisions of this Statement instead of retrospective restatement. We adopted the fair value method of accounting for share-based awards effective December 2002. Therefore, SFAS No. 123(R) did not have a significant impact on our results of operations when it became effective. We applied the additional guidance provided by SAB No. 107 upon implementation of SFAS No. 123(R). For additional details, see Note 7, Executive Incentive Compensation.

PROPOSED ACCOUNTING STANDARD

On March 31, 2006, the FASB released an Exposure Draft of a proposed SFAS entitled "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The proposed SFAS would amend SFAS Nos. 87, 88, 106, and 132(R) and is expected to be effective for us on December 31, 2006. The most significant requirement stated in the proposed SFAS is the balance sheet recognition of the underfunded portion of our defined benefit postretirement plans at the date of adoption. We expect that we will be allowed to apply SFAS No. 71 and recognize the underfunded portion as a regulatory asset. If we determine that SFAS No. 71 does not apply, our equity could be reduced significantly. We are in the process of determining the impact of this proposed SFAS on our financial statements.

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                              In Millions
                                                                   Three Months Ended
                                                                -------------------------
March 31                                                          2006             2005
--------                                                        --------         --------
OPERATING REVENUE                                               $  1,782         $  1,632

OPERATING EXPENSES
 Fuel for electric generation                                        172              154
 Fuel costs mark-to-market at MCV                                    156             (209)
 Purchased and interchange power                                     110               64
 Purchased power - related parties                                    18               17
 Cost of gas sold                                                    816              740
 Other operating expenses                                            215              188
 Maintenance                                                          71               52
 Depreciation, depletion, and amortization                           152              145
 General taxes                                                        65               65
                                                                --------         --------
                                                                   1,775            1,216
                                                                --------         --------

OPERATING INCOME                                                       7              416

OTHER INCOME (DEDUCTIONS)
 Interest and dividends                                               10                5
 Regulatory return on capital expenditures                             3               16
 Other income                                                          4                4
 Other expense                                                        (3)              (6)
                                                                --------         --------
                                                                      14               19
                                                                --------         --------
INTEREST CHARGES
 Interest on long-term debt                                           72               72
 Interest on long-term debt - related parties                          1                7
 Other interest                                                        3                2
 Capitalized interest                                                 (2)              (1)
                                                                --------         --------
                                                                      74               80
                                                                --------         --------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS             (53)             355

MINORITY INTERESTS (OBLIGATIONS), NET                                (72)             111
                                                                --------         --------

INCOME BEFORE INCOME TAXES                                            19              244

INCOME TAX EXPENSE                                                     9               87
                                                                --------         --------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                      $     10         $    157
                                                                ========         ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              In Millions
                                                                                     Three Months Ended
                                                                                    ---------------------
March 31                                                                             2006           2005
--------                                                                            ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                         $   10         $  157
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion, and amortization (includes nuclear
          decommissioning of $1 per year)                                              152            145
        Deferred income taxes and investment tax credit                                (51)            63
        Fuel costs mark-to-market at MCV                                               156           (209)
        Minority interests (obligations), net                                          (72)           111
        Regulatory return on capital expenditures                                       (3)           (16)
        Capital lease and other amortization                                             9              8
        Changes in assets and liabilities:
            Increase in accounts receivable and accrued revenue                       (238)          (325)
            Decrease in inventories                                                    366            401
            Decrease in accounts payable                                               (82)            (8)
            Decrease in accrued expenses                                               (85)           (46)
            Decrease in MCV gas supplier funds on deposit                              (90)           (15)
            Decrease (increase) in other current and non-current assets                 (4)            74
            Increase (decrease) in other current and non-current liabilities             7            (19)
                                                                                    ------         ------
          Net cash provided by operating activities                                     75            321
                                                                                    ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                   (125)          (145)
  Cost to retire property                                                              (25)           (27)
  Restricted cash and restriced short-term investments                                 128             (1)
  Investments in Electric Restructuring Implementation Plan                              -             (1)
  Investments in nuclear decommissioning trust funds                                   (17)            (1)
  Proceeds from nuclear decommissioning trust funds                                      4              7
  Proceeds from short-term investments                                                   -            145
  Purchase of short-term investments                                                     -           (141)
  Maturity of MCV restricted investment securities held-to-maturity                     28            126
  Purchase of MCV restricted investment securities held-to-maturity                    (26)          (126)
  Other investing                                                                        4             12
                                                                                    ------         ------
          Net cash used in investing activities                                        (29)          (152)
                                                                                    ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long term debt                                               -            550
  Retirement of long-term debt                                                        (136)          (444)
  Payment of common stock dividends                                                    (40)          (118)
  Payment of capital and finance lease obligations                                      (3)            (3)
  Stockholder's contribution, net                                                      200            200
  Decrease in notes payable, net                                                       (27)             -
  Debt issuance and financing costs                                                     (3)            (7)
                                                                                    ------         ------
          Net cash provided by (used in) financing activities                           (9)           178
                                                                                    ------         ------

Net Increase in Cash and Cash Equivalents                                               37            347

Cash and Cash Equivalents, Beginning of Period                                         416            171
                                                                                    ------         ------

Cash and Cash Equivalents, End of Period                                            $  453         $  518
                                                                                    ======         ======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               CONSUMERS ENERGY COMPANY
                             CONSOLIDATED BALANCE SHEETS

                                                                                      In Millions
                                                                      ---------------------------
                                                                         March 31
                                                                             2006     December 31
                                                                      (Unaudited)            2005
                                                                      -----------     -----------
ASSETS

PLANT AND PROPERTY (AT COST)
  Electric                                                            $   8,266        $   8,204
  Gas                                                                     3,165            3,151
  Other                                                                     227              227
                                                                      ---------        ---------
                                                                         11,658           11,582
  Less accumulated depreciation, depletion, and amortization              4,855            4,804
                                                                      ---------        ---------
                                                                          6,803            6,778
  Construction work-in-progress                                             538              509
                                                                      ---------        ---------
                                                                          7,341            7,287
                                                                      ---------        ---------

INVESTMENTS
  Stock of affiliates                                                        28               33
  Other                                                                       4                7
                                                                      ---------        ---------
                                                                             32               40
                                                                      ---------        ---------

CURRENT ASSETS
  Cash and cash equivalents at cost, which approximates market              453              416
  Restricted cash and restricted short-term investments                      55              183
  Accounts receivable, notes receivable, and accrued revenue,
  less allowances of $14 in 2006 and $13 in 2005                            887              653
  Accounts receivable - related parties                                       8                9
  Inventories at average cost
    Gas in underground storage                                              702            1,068
    Materials and supplies                                                   72               75
    Generating plant fuel stock                                              83               80
  Deferred property taxes                                                   164              159
  Regulatory assets - postretirement benefits                                19               19
  Derivative instruments                                                    121              242
  Prepayments and other                                                      96               70
                                                                      ---------        ---------
                                                                          2,660            2,974
                                                                      ---------        ---------

NON-CURRENT ASSETS
  Regulatory assets
    Securitized costs                                                       549              560
    Additional minimum pension                                              399              399
    Postretirement benefits                                                 110              116
    Customer Choice Act                                                     213              222
    Other                                                                   481              484
  Nuclear decommissioning trust funds                                       576              555
  Other                                                                     582              520
                                                                      ---------        ---------
                                                                          2,910            2,856
                                                                      ---------        ---------
TOTAL ASSETS                                                          $  12,943        $  13,157
                                                                      =========        =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

STOCKHOLDER'S INVESTMENT AND LIABILITIES

                                                                                             In Millions
                                                                             ---------------------------
                                                                              March 31
                                                                                2006          December 31
                                                                             (Unaudited)         2005
                                                                             -----------      -----------
CAPITALIZATION
  Common stockholder's equity
  Common stock, authorized 125.0 shares; outstanding
    84.1 shares for all periods                                               $     841        $     841
  Paid-in capital                                                                 1,832            1,632
  Accumulated other comprehensive income                                             58               72
  Retained earnings since December 31, 1992                                         203              233
                                                                              ---------        ---------
                                                                                  2,934            2,778

  Preferred stock                                                                    44               44

  Long-term debt                                                                  4,297            4,303
  Non-current portion of capital leases and finance lease obligations               309              308
                                                                              ---------        ---------
                                                                                  7,584            7,433
                                                                              ---------        ---------
MINORITY INTERESTS                                                                  264              259
                                                                              ---------        ---------
CURRENT LIABILITIES
  Current portion of long-term debt, capital leases and finance leases              112              112
  Current portion of long-term debt - related parties                                 -              129
  Notes payable - related parties                                                     -               27
  Accounts payable                                                                  292              372
  Accounts payable - related parties                                                 23               25
  Accrued interest                                                                   66               82
  Accrued taxes                                                                     322              400
  Deferred income taxes                                                              60               55
  MCV gas supplier funds on deposit                                                 103              193
  Other                                                                             190              251
                                                                              ---------        ---------
                                                                                  1,168            1,646
                                                                              ---------        ---------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                             956            1,027
  Regulatory liabilities
    Regulatory liabilities for cost of removal                                    1,152            1,120
    Income taxes, net                                                               464              455
    Other regulatory liabilities                                                    231              178
  Postretirement benefits                                                           325              308
  Asset retirement obligations                                                      496              494
  Deferred investment tax credit                                                     65               67
  Other                                                                             238              170
                                                                              ---------        ---------
                                                                                  3,927            3,819
                                                                              ---------        ---------
  Commitments and Contingencies (Notes 2, 3, and 4)

TOTAL STOCKHOLDER'S INVESTMENT AND LIABILITIES                                $  12,943        $  13,157
                                                                              =========        =========

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                                   In Millions
                                                                       Three Months Ended
March 31                                                             2006              2005
--------                                                           ---------         ---------
COMMON STOCK
  At beginning and end of period (a)                               $     841         $     841
                                                                   ---------         ---------

OTHER PAID-IN CAPITAL
  At beginning of period                                               1,632               932
  Stockholder's contribution                                             200               200
                                                                   ---------         ---------
    At end of period                                                   1,832             1,132
                                                                   ---------         ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME
  Minimum pension liability
    At beginning and end of period                                        (2)               (1)
                                                                   ---------         ---------

  Investments
    At beginning of period                                                18                12
    Unrealized gain (loss) on investments (b)                             (2)                3
                                                                   ---------         ---------
      At end of period                                                    16                15
                                                                   ---------         ---------

  Derivative instruments
    At beginning of period                                                56                20
    Unrealized gain (loss) on derivative instruments (b)                 (10)               16
    Reclassification adjustments included in net income (b)               (2)              (10)
                                                                   ---------         ---------
      At end of period                                                    44                26
                                                                   ---------         ---------
Total Accumulated Other Comprehensive Income                              58                40
                                                                   ---------         ---------

RETAINED EARNINGS
    At beginning of period                                               233               608
    Net income                                                            10               157
    Cash dividends declared - Common Stock                               (40)             (118)
                                                                   ---------         ---------
      At end of period                                                   203               647
                                                                   ---------         ---------

TOTAL COMMON STOCKHOLDER'S EQUITY                                  $   2,934         $   2,660
                                                                   =========         =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)   Disclosure of Other Comprehensive Income:

                                                                                 In Millions
                                                                         -------------------
                                                                         Three Months Ended
March 31                                                                 2006          2005
--------                                                                 -----         -----
Investments
  Unrealized gain (loss) on investments, net of tax of
  $(1) in 2006 and $2 in 2005                                            $  (2)        $   3

Derivative instruments
  Unrealized gain (loss) on derivative instruments, net of tax of
  $(5) in 2006 and $9 in 2005                                              (10)           16
  Reclassification adjustments included in net income, net of tax
  benefit of $(1) in 2006 and $(6) in 2005                                  (2)          (10)

Net income                                                                  10           157
                                                                         -----         -----
Total Comprehensive Income                                               $  (4)        $ 166
                                                                         =====         =====

                                                        Consumers Energy Company

                      (This page intentionally left blank)

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by Consumers in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in the Consumers' Form 10-K for the year ended December 31, 2005. Due to the seasonal nature of Consumers' operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include Consumers, and all other entities in which we have a controlling financial interest or are the primary beneficiary, in accordance with FASB Interpretation No. 46(R). We use the equity method of accounting for investments in companies and partnerships that are not consolidated, where we have significant influence over operations and financial policies, but are not the primary beneficiary. We eliminate intercompany transactions and balances.

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

                                                        Consumers Energy Company

ACCOUNTING FOR MISO TRANSACTIONS: We account for MISO transactions on a net basis for all of our generating units combined. We record billing adjustments when invoices are received and also record an expense accrual for future adjustments based on historical experience.

LONG-LIVED ASSETS AND EQUITY METHOD INVESTMENTS: Our assessment of the recoverability of long-lived assets and equity method investments involves critical accounting estimates. We periodically perform tests of impairment if certain conditions that are other than temporary exist that may indicate the carrying value may not be recoverable. Of our total assets, recorded at $12.943 billion at March 3l, 2006, 57 percent represent long-lived assets and equity method investments that are subject to this type of analysis.

OTHER INCOME AND OTHER EXPENSE: The following tables show the components of Other income and Other expense:

                                                      In Millions
                                                  ---------------
Three Months Ended March 31                       2006       2005
---------------------------                       ----       ----
Other income
      Electric restructuring return                $ 1        $ 1
      Return on stranded and security costs          1          1
      Gain on stock                                  1          1
      All other                                      1          1
                                                   ---        ---
Total other income                                 $ 4        $ 4
                                                   ===        ===

                                                    In Millions
                                              -----------------
Three Months Ended March 31                   2006         2005
---------------------------                   ----         ----
Other expense
      Loss on reacquired debt                 $  -         $ (5)
      Civic and political expenditures          (1)          (1)
      Donations                                 (1)           -
      All other                                 (1)           -
                                              ----         ----
Total other expense                           $ (3)        $ (6)
                                              ====         ====

RECLASSIFICATIONS: Certain prior year amounts have been reclassified for comparative purposes. These reclassifications did not affect consolidated net income for the years presented.

2: CONTINGENCIES

SEC AND OTHER INVESTIGATIONS: During the period of May 2000 through January 2002, CMS MST engaged in simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price. These so called round-trip trades had no impact on previously reported consolidated net income, earnings per share, or cash flows but had the effect of increasing operating revenues and operating expenses by equal amounts.

CMS Energy is cooperating with an investigation by the DOJ concerning round-trip trading, which the DOJ commenced in May 2002. CMS Energy is unable to predict the outcome of this matter and what effect, if any, this investigation will have on its business. In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy related to round-trip trading. The

                                                        Consumers Energy Company

order did not assess a fine and CMS Energy neither admitted nor denied the order's findings. The settlement resolved the SEC investigation involving CMS Energy and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading by CMS MST. One of the individuals has settled with the SEC. CMS Energy is currently advancing legal defense costs for the remaining two individuals, in accordance with existing indemnification policies. Those individuals filed a motion to dismiss the SEC action, which was denied.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The cases were consolidated into a single lawsuit, which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. The court issued an opinion and order dated March 24, 2006, granting in part and denying in part plaintiffs' amended motion for class certification. The court conditionally certified a class consisting of "[a]ll persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby." Appeals and motions for reconsideration of the court's ruling have been lodged by the parties. CMS Energy and the individual defendants will defend themselves vigorously in this litigation but cannot predict its outcome.

ERISA LAWSUITS: CMS Energy is a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits, filed in July 2002 in United States District Court for the Eastern District of Michigan, brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings Plan (the Plan). Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan, as well as other equitable relief and legal fees. On March 1, 2006, CMS Energy and Consumers reached an agreement, subject to court and independent fiduciary approval, to settle the lawsuits. The settlement agreement requires a $28 million cash payment by CMS Energy's primary insurer that will be used to pay Plan participants and beneficiaries for alleged losses, as well as any legal fees and expenses. In addition, CMS Energy agreed to certain other steps regarding administration of the Plan. The court issued an order on March 23, 2006, granting preliminary approval of the settlement and scheduling the Fairness Hearing for June 15, 2006.

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.

Clean Air: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $819 million. The key assumptions in the capital expenditure estimate include:

      - construction commodity prices, especially construction material and labor,

      -     project completion schedules,

      -     cost escalation factor used to estimate future years' costs, and

      -     an AFUDC capitalization rate.

                                                        Consumers Energy Company

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.4 percent. As of March 2006, we incurred $616 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $203 million of capital expenditures will be made in 2006 through 2011. These expenditures include installing selective catalytic control reduction technology at four of our coal-fired electric generating plants. In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $6 million per year, which we expect to recover from our customers through the PSCR process. The projected annual expense is based on market price forecasts and forecasts of regulatory provisions, known as progressive flow control, that restrict the usage in any given year of allowances banked from previous years. The allowances and their cost are accounted for as inventory. The allowance inventory is expensed at the rolling average cost as the coal-fired electric generating plants emit nitrogen oxide.

In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of nitrogen oxides by 63 percent and sulfur dioxide by 71 percent from 2003 levels by 2015. The final rule will require that we run our selective catalytic control reduction technology units year round beginning in 2009 and may require that we purchase additional nitrogen oxide allowances beginning in 2009. The additional nitrogen oxide allowances are estimated to cost $4 million per year for years 2009 through 2011.

In addition to the selective catalytic control reduction technology installed to meet the nitrogen oxide standards, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers are to be installed by 2014 to meet the Phase I reduction requirements of the Clean Air Interstate Rule, at an estimated cost of $960 million. Our capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.4 percent. We currently have a surplus of sulfur dioxide allowances, which were granted by the EPA and are accounted for as inventory. In January 2006, we sold some of our excess sulfur dioxide allowances for $61 million and recognized the proceeds as a regulatory liability.

Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. The Clean Air Mercury Rule establishes a cap-and-trade system for mercury emissions that is similar to the system used in the Clean Air Interstate Rule. The industry has not reached a consensus on the technical methods for curtailing mercury emissions. However, we anticipate our capital and operating costs for mercury emissions reductions required by the Clean Air Mercury Rule to be significantly less than what was required for selective catalytic reduction technology used for nitrogen oxide compliance.

In April 2006, Michigan's governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. This plan adopts the Federal Clean Air Mercury Rule through its first phase, which ends in 2010. After the year 2010, the mercury emissions reduction standards outlined in the governor's plan become more stringent than those included in the Federal Clean Air Mercury Rule. If implemented as proposed, we anticipate the costs to comply with the governor's plan will exceed Federal Clean Air Mercury Rule compliance costs. We will work with the MDEQ on the details of these rules.

In August 2005, the MDEQ filed a Motion to Intervene in a court challenge to certain aspects of EPA's Clean Air Mercury Rule, asserting that the rule is inadequate. In October 2005, the EPA announced it would reconsider certain aspects of the Clean Air Mercury Rule. During the reconsideration process, the court challenge to the rule is on hold. We cannot predict the outcome of this proceeding.

                                                        Consumers Energy Company

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seeking permits to modify the plant from the EPA. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of "routine maintenance." If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric generating plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question.

Cleanup and Solid Waste: Under the Michigan Natural Resources and Environmental Protection Act, we expect that we will ultimately incur investigation and remedial action costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.

We are a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on our experience, we estimate that our share of the total liability for the known Superfund sites will be between $2 million and $10 million. At March 31, 2006, we have recorded a liability for the minimum amount of our estimated Superfund liability.

In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at Ludington. We removed and replaced part of the PCB material. We have proposed a plan to deal with the remaining materials and are awaiting a response from the EPA.

MCV Environmental Issue: On July 12, 2004, the MDEQ, Air Control Division, issued the MCV Partnership a Letter of Violation asserting that the MCV Facility violated its Air Use Permit to Install (PTI) by exceeding the carbon monoxide emission limit on the Unit 14 duct burner and failing to maintain certain records in the required format. The MCV Partnership has declared five of the six duct burners in the MCV Facility as unavailable for operational use (which reduces the generation capability of the MCV Facility by approximately 100 MW) and took other corrective action to address the MDEQ's assertions. The one available duct burner was tested in April 2005 and its emissions met permitted levels due to the configuration of that particular unit. The MCV Partnership disagrees with certain of the MDEQ's assertions. The MCV Partnership filed a response in July 2004 to address the Letter of Violation. On December 13, 2004, the MDEQ informed the MCV Partnership that it was pursuing an escalated enforcement action against the MCV Partnership regarding the alleged violations of the MCV Facility's PTI. The MDEQ also stated that the alleged violations are deemed federally significant and, as such, placed the MCV Partnership on the EPA's High Priority Violators List (HPVL). The MDEQ and the MCV Partnership are pursuing voluntary settlement of this matter, which includes establishing a higher carbon monoxide emissions limit on the five duct burners currently unavailable, sufficient to allow the MCV Facility to return those duct burners to service. The settlement would also satisfy state and federal requirements and remove the MCV Partnership from the HPVL. Any such settlement may involve a fine, but at this time, the MDEQ has not stated what, if any, fine they will seek to impose. At this time, we cannot predict the financial impact or outcome of this issue.

On July 13, 2004, the MDEQ, Water Division, issued the MCV Facility a Notice Letter asserting the MCV Facility violated its National Pollutant Discharge Elimination System (NPDES) Permit by discharging heated process wastewater into the storm water system, failing to document inspections, and other minor infractions (alleged NPDES violations). In August 2004, the MCV Partnership filed a response to the MDEQ letter covering the remediation for each of the MDEQ's alleged violations. On October 17, 2005, the MDEQ, Water Bureau, issued the MCV Partnership a Compliance Inspection

                                                        Consumers Energy Company

report, which listed several minor violations and concerns that needed to be addressed by the MCV Facility. This report was issued in connection with an inspection of the MCV Facility in September 2005, which was conducted for compliance and review of the Storm Water Pollution Prevention Plans (SWPPP). The MCV Partnership submitted its updated SWPPP on December 1, 2005. The MCV Partnership management believes it has resolved all issues associated with the Notice Letter and Compliance Inspection and does not expect any further MDEQ actions on these matters.

ALLOCATION OF BILLING COSTS: In February 2006, the MPSC issued an order which determined that we violated the MPSC code of conduct by including a bill insert advertising an unregulated service. The MPSC issued a penalty of $45,000 and stated that any subsidy for the use of our billing system arising from past code of conduct violations will be accounted for in our next electric rate case. We cannot predict the outcome or the impact on any future electric rate case.

LITIGATION: In October 2003, a group of eight PURPA qualifying facilities (the plaintiffs), which sell power to us, filed a lawsuit in Ingham County Circuit Court. The lawsuit alleged that we incorrectly calculated the energy charge payments made pursuant to power purchase agreements with qualifying facilities. In February 2004, the Ingham County Circuit Court judge deferred to the primary jurisdiction of the MPSC, dismissing the circuit court case without prejudice. The Michigan Court of Appeals upheld this order on the primary jurisdiction question, but remanded the case back on another issue. In February 2005, the MPSC issued an order in the 2004 PSCR plan case concluding that we have been correctly administering the energy charge calculation methodology. The plaintiffs have appealed the MPSC order to the Michigan Court of Appeals. The plaintiffs also filed suit in the United States Court for the Western District of Michigan, which the judge subsequently dismissed. The plaintiffs have appealed the dismissal to the United States Court of Appeals. We cannot predict the outcome of these appeals.

ELECTRIC RESTRUCTURING MATTERS

ELECTRIC ROA: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At March 31, 2006, alternative electric suppliers were providing 348 MW of generation service to ROA customers. This is 4 percent of our total distribution load and represents a decrease of 61 percent compared to March 31, 2005. It is difficult to predict future ROA customer trends.

STRANDED COSTS: Prior MPSC orders adopted a mechanism pursuant to the Customer Choice Act to provide recovery of Stranded Costs that occur when customers leave our system to purchase electricity from alternative suppliers. In November 2005, we filed an application with the MPSC related to the determination of 2004 Stranded Costs. Applying the Stranded Cost methodology used in prior MPSC orders, we concluded that we experienced zero Stranded Costs in 2004.

ELECTRIC RATE MATTERS

POWER SUPPLY COSTS: To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. Through a combination of owned capacity and purchases, we have supply resources in place to cover approximately 110 percent of the projected firm summer peak load for 2006. We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2007 through 2010. As a result, we have recognized an asset of $72 million for unexpired capacity and energy contracts at March 31, 2006. At April 2006, we expect the total capacity cost of electric capacity and energy contracts for 2006 to be $18 million.

                                                        Consumers Energy Company

PSCR: The PSCR process allows recovery of reasonable and prudent power supply costs. Revenues from the PSCR charges are subject to reconciliation after actual costs are reviewed for reasonableness and prudence. In September 2005, we submitted our 2006 PSCR plan filing to the MPSC. In November 2005, we submitted an amended 2006 PSCR plan to the MPSC to include higher estimates for certain METC and coal supply costs. In December 2005, the MPSC issued an order that temporarily excluded these increased costs from our PSCR charge and further reduced the charge by one mill per kWh. We implemented the temporary order in January 2006. If the temporary order remains in effect for the remainder of 2006, it would result in a delay in the recovery of $169 million.

In April 2006, the MPSC Staff filed briefs in the 2006 PSCR plan case recommending inclusion of all filed costs in the 2006 PSCR charge, including those temporarily excluded in the December 2005 order. If the MPSC adopts the Staff's recommendation, our underrecovery of PSCR costs in 2006 would be reduced to $67 million. These underrecoveries are due to increased bundled sales and other cost increases beyond those included in the September and November filings. We expect to recover fully all of our PSCR costs. To the extent that we incur and are unable to collect these costs in a timely manner, our cash flows from electric utility operations are affected negatively. In March 2006, we submitted our 2005 PSCR reconciliation filing to the MPSC. We calculated an underrecovery of $33 million for commercial and industrial customers, which we expect to recover fully. We cannot predict the outcome of these PSCR proceedings.

OTHER ELECTRIC CONTINGENCIES

THE MIDLAND COGENERATION VENTURE: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. We hold a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility. In 2004, we consolidated the MCV Partnership and the FMLP into our consolidated financial statements in accordance with FASB Interpretation No. 46(R).

Under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Natural gas prices have increased substantially in recent years and throughout 2005. In 2005, the MCV Partnership reevaluated the economics of operating the MCV Facility and recorded an impairment charge. If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its obligations under the sale and leaseback transactions and other contracts. Due to the impairment of the MCV Facility and subsequent losses, the value of the equity held by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since we are one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative equity. At March 31, 2006, the negative minority interest for the other general partners' share, including their portion of the limited partners' negative equity, is $96 million and is included in Other Non-current Assets on our Consolidated Balance Sheets. We are evaluating various alternatives in order to develop a new long-term strategy with respect to the MCV Facility.

Further, the cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. We expense all cash underrecoveries directly to income. We estimate underrecoveries of $55 million in 2006 and $39 million in 2007. Of the 2006 estimate, we expensed $14 million during the three months ended March 31, 2006. However, Consumers' direct savings from the RCP, after allocating a portion to customers, are used to offset our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The MCV Partnership has indicated that it may take issue with our exercise

                                                        Consumers Energy Company

of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out clause, the MCV Partnership has the right to terminate the MCV PPA. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the financial performance of the MCV Partnership.

In January 2005, the MPSC issued an order approving the RCP, with modifications. The RCP allows us to recover the same amount of capacity and fixed energy charges from customers as approved in prior MPSC orders. However, we are able to dispatch the MCV Facility on the basis of natural gas market prices, which reduces the MCV Facility's annual production of electricity and, as a result, reduces the MCV Facility's consumption of natural gas by an estimated 30 to 40 bcf annually. This decrease in the quantity of high-priced natural gas consumed by the MCV Facility benefits our ownership interest in the MCV Partnership.

In January 2005, we implemented the RCP. The underlying agreement for the RCP between Consumers and the MCV Partnership extends through the term of the MCV PPA. However, either party may terminate that agreement under certain conditions. In February 2005, a group of intervenors in the RCP case filed for rehearing of the MPSC order approving the RCP. The Attorney General also filed an appeal with the Michigan Court of Appeals. We cannot predict the outcome of these matters.

MCV PARTNERSHIP PROPERTY TAXES: In January 2004, the Michigan Tax Tribunal issued its decision in the MCV Partnership's tax appeal against the City of Midland for tax years 1997 through 2000. The City of Midland appealed the decision to the Michigan Court of Appeals, and the MCV Partnership filed a cross-appeal at the Michigan Court of Appeals. The MCV Partnership also has a pending case with the Michigan Tax Tribunal for tax years 2001 through 2005. The MCV Partnership estimates that the 1997 through 2005 tax year cases will result in a refund to the MCV Partnership of $87 million, inclusive of interest, if the decision of the Michigan Tax Tribunal is upheld. In February 2006, the Michigan Court of Appeals largely affirmed the Michigan Tax Tribunal decision, but remanded the case back to the Michigan Tax Tribunal to clarify certain aspects of the Tax Tribunal decision. The remanded proceedings may result in the determination of a greater refund to the MCV Partnership. In April 2006, the City of Midland filed an application for Leave to Appeal with the Michigan Supreme Court. The MCV Partnership filed a response in opposition to that application. The MCV Partnership cannot predict the outcome of these proceedings; therefore, this anticipated refund has not been recognized in earnings.

NUCLEAR PLANT DECOMMISSIONING: The MPSC and the FERC regulate the recovery of costs to decommission, or remove from service, our Big Rock and Palisades nuclear plants. Decommissioning funding practices approved by the MPSC require us to file a report on the adequacy of funds for decommissioning at three-year intervals. We prepared and filed updated cost estimates for Big Rock and Palisades in March 2004. Excluding additional costs for spent nuclear fuel storage, due to the DOE's failure to accept this spent nuclear fuel on schedule, these reports show a decommissioning cost of $361 million for Big Rock and $868 million for Palisades. Since Big Rock is currently in the process of decommissioning, this estimated cost includes historical expenditures in nominal dollars and future costs in 2003 dollars, with all Palisades costs given in 2003 dollars. Recently updated cost projections for Big Rock indicate an anticipated decommissioning cost of $390 million as of March 2006.

Big Rock: In December 2000, funding of the Big Rock trust fund stopped because the MPSC-authorized decommissioning surcharge collection period expired. In March 2006, we contributed $16 million to the trust fund from our corporate funds. Excluding the additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we are currently projecting that the level of funds

                                                        Consumers Energy Company

provided by the trust for Big Rock will fall short of the amount needed to complete the decommissioning by $36 million. At this time, we plan to provide this additional amount from our corporate funds, and, subsequent to the completion in 2007 of radiological decommissioning work, seek recovery of such expenditures, in addition to the amount we added to the fund, from some alternative source. We cannot predict the outcome of these efforts.

Palisades: Excluding additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we concluded, based on the cost estimates filed in March 2004, that the existing Palisades' surcharge of $6 million needed to be increased to $25 million annually, beginning January 2006. A settlement agreement was approved by the MPSC, providing for the continuation of the existing $6 million annual decommissioning surcharge through 2011, our current license expiration date, and for the next periodic review to be filed in March 2007. Amounts collected from electric retail customers and deposited in trusts, including trust earnings, are credited to a regulatory liability.

In March 2005, the NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. We expect a decision from the NRC on the license renewal application in 2007. At this time, we cannot determine what impact this will have on decommissioning costs or the adequacy of funding.

In December 2005, we announced plans to sell Palisades and have begun pursuing this asset divestiture. As a sale is not probable to occur until a firm purchase commitment is entered into with a potential buyer, we have not classified the Palisades assets as held for sale on our Consolidated Balance Sheets.

NUCLEAR MATTERS: Nuclear Fuel Cost: We amortize nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. For nuclear fuel used after April 6, 1983, we charge certain disposal costs to nuclear fuel expense, recover these costs through electric rates, and remit them to the DOE quarterly. We elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At March 31, 2006, our DOE liability is $147 million. This amount includes interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. The amount of this liability, excluding a portion of interest, was recovered through electric rates.

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

In 2002, the site at Yucca Mountain, Nevada was designated for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. We expect that the DOE, in due course, will submit a final license application to the NRC for the repository. The application and review process is estimated to take several years.

Insurance: We maintain nuclear insurance coverage on our nuclear plants. At Palisades, we maintain nuclear property insurance from NEIL totaling $2.750 billion and insurance that would partially cover the cost of replacement power during certain prolonged accidental outages. Because NEIL is a mutual

                                                        Consumers Energy Company

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

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In 2005, we estimated our remaining costs to be between $29 million and $71 million, based on 2005 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through proceeds derived from a settlement with insurers and MPSC-approved rates. At March 31, 2006, we have a liability of $28 million, net of $54 million of expenditures incurred to date, and a regulatory asset of $60 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs.

GAS RATE MATTERS

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings.

GCR reconciliation for year 2004-2005: In March 2006, a settlement was reached and submitted to the MPSC for approval for our 2004-2005 GCR year reconciliation. The settlement is for a $2 million net overrecovery for the GCR year; it includes interest through March 2005 and refunds that we received from our suppliers that are required to be refunded to our customers. In April 2006, the MPSC approved the settlement; the settlement amount will be rolled into the 2005-2006 GCR year.

                                                        Consumers Energy Company

GCR plan for year 2005-2006: In November 2005, the MPSC issued an order for our 2005-2006 GCR Plan year, which resulted in approval of a settlement agreement and established a fixed price cap of $10.10 for the December 2005 through March 2006 billing period. We were able to maintain our billing GCR factor below the authorized level for that period. The order was appealed to the Michigan Court of Appeals by one intervenor. No action has been taken by the Court of Appeals on the merits of the appeal and we are unable to predict the outcome.

GCR plan for year 2006-2007: In December 2005, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2006 through March 2007. Our request proposed using a GCR factor consisting of:

      -     a base GCR ceiling factor of $11.10 per mcf, plus

      - a quarterly GCR ceiling price adjustment contingent upon future events.

Our GCR factor for the billing month of May 2006 is $9.07 per mcf.

2001 GAS DEPRECIATION CASE: In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which:

      - reaffirmed the previously-ordered $34 million reduction in our depreciation expense,

      - required us to undertake a study to determine why our plant removal costs are in excess of other regulated Michigan natural gas utilities, and

      - required us to file a study report with the MPSC Staff on or before December 31, 2005.

We filed the study report with the MPSC Staff on December 29, 2005.

We are also required to file our next gas depreciation case within 90 days after the MPSC issuance of a final order in the pending case related to ARO accounting. We cannot predict when the MPSC will issue a final order in the ARO accounting case.

If the depreciation case order is issued after the gas general rate case order, we proposed to incorporate its results into the gas general rates using a surcharge mechanism.

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

In February 2006, the MPSC Staff recommended granting final rate relief of $62 million. The MPSC Staff proposed that $17 million of this amount be contributed to a low income energy efficiency fund. The MPSC Staff also recommended reducing our return on common equity to 11.15 percent, from our current 11.4 percent.

In March 2006, the MPSC Staff revised its recommended final rate relief to $71 million. As of April 2006, the MPSC has not acted on our interim or final rate relief requests.

In April 2006, we revised our request for final rate relief downward to $118 million.

                                                        Consumers Energy Company

OTHER CONTINGENCIES

IRS RULING AND AUDIT: In August 2005, the IRS issued Revenue Ruling 2005-53 and regulations to provide guidance with respect to the use of the "simplified service cost" method of tax accounting. We use this tax accounting method, generally allowed by the IRS under section 263A of the Internal Revenue Code, with respect to the allocation of certain corporate overheads to the tax basis of self-constructed utility assets. Under the IRS guidance, significant issues with respect to the application of this method remain unresolved and subject to dispute. However, the effect of the IRS's position may be to require Consumers either (1) to repay all or a portion of previously received tax benefits, or (2) to add back to taxable income, half in each of 2005 and 2006, all or a portion of previously deducted overheads. The IRS is currently auditing Consumers and recently notified us that it intends to propose an adjustment to 2001 taxable income disallowing our simplified service cost deduction. The impact of this matter on future earnings, cash flows, or our present NOL carryforwards remains uncertain, but could be material. Consumers cannot predict the outcome of this matter.

OTHER: In addition to the matters disclosed within this Note, we are party to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing, and other matters.

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

The following table describes our guarantees at March 31, 2006:

                                                                                                   In Millions
                                                   -----------------------------------------------------------
                                                    Issue        Expiration         Maximum           Carrying
Guarantee Description                               Date            Date           Obligation          Amount
---------------------                              -------       ----------        ----------         --------
Standby letters of credit                          Various       Various              $ 36              $ -
Surety bonds                                       Various       Indefinite              1                -
Guarantee                                          Jan 1987      Mar 2015               85                -
Nuclear insurance retrospective premiums           Various       Indefinite            135                -

                                                        Consumers Energy Company

The following table provides additional information regarding our guarantees:

Guarantee Description                     How Guarantee Arose                       Events That Would Require Performance
---------------------                     -------------------                       -------------------------------------
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

                                          Natural gas transportation                Nonperformance
                                          Self-insurance requirement                Nonperformance

Surety bonds                              Normal operating activity, permits and    Nonperformance
                                          licenses

Guarantee                                 Agreement to provide power and steam to   MCV Partnership's nonperformance or
                                          Dow                                       non-payment under a related contract

Nuclear insurance retrospective premiums  Normal operations of nuclear plants       Call by NEIL and Price-Anderson Act
                                                                                    for nuclear incident

At March 31, 2006, none of our guarantees contained provisions allowing us to recover, from third parties, any amount paid under the guarantees. We enter into various agreements containing indemnification provisions in connection with a variety of transactions. While we are unable to estimate the maximum potential obligation related to these indemnities, we consider the likelihood that we would be required to perform or incur significant losses related to these indemnities and the guarantees listed in the preceding tables to be remote.

3: FINANCINGS AND CAPITALIZATION

Long-term debt is summarized as follows:

                                                                                                       In Millions
                                                                        ------------------------------------------
                                                                        March 31, 2006           December 31, 2005
                                                                        --------------           -----------------
First mortgage bonds                                                      $    3,175                 $    3,175
Senior notes and other                                                           853                        852
Securitization bonds                                                             362                        369
                                                                          ----------                 ----------
  Principal amounts outstanding                                                4,390                      4,396
    Current amounts                                                              (85)                       (85)
    Net unamortized discount                                                      (8)                        (8)
                                                                          ----------                 ----------
Total Long-term debt                                                      $    4,297                 $    4,303
                                                                          ==========                 ==========

DEBT RETIREMENTS: The following is a summary of significant long-term debt retirements during the three months ended March 31, 2006:

                                            Principal      Interest        Issue/Retirement
                                          (in millions)    Rate (%)              Date              Maturity Date
                                          -------------    --------        ----------------        -------------
Long-term debt - related parties             $ 129           9.00           February 2006            June 2031

                                                        Consumers Energy Company

REVOLVING CREDIT FACILITIES: The following secured revolving credit facilities with banks are available at March 31, 2006:

                                                                                                   In Millions
                                                                                 Outstanding       -----------
                                                   Amount of       Amount        Letters-of-         Amount
   Company                    Expiration Date      Facility       Borrowed          Credit          Available
   -------                    ---------------      ---------      --------       ------------      -----------
Consumers                     March 30, 2007        $  300         $    -         $      -          $    300
Consumers                      May 18, 2010            500              -               36               464
MCV Partnership               August 26, 2006           50              -                2                48

In March 2006, we entered into a short-term secured revolving credit agreement with banks. This facility provides $300 million of funds for working capital and other general corporate purposes.

DIVIDEND RESTRICTIONS: Under the provisions of our articles of incorporation, at March 31, 2006, we had $149 million of unrestricted retained earnings available to pay common stock dividends. Covenants in our debt facilities cap common stock dividend payments at $300 million in a calendar year. For the three months ended March 31, 2006, we paid $40 million in common stock dividends to CMS Energy. Also, the provisions of the Federal Power Act and the Natural Gas Act effectively restrict dividends to the amount of our retained earnings.

CAPITAL AND FINANCE LEASE OBLIGATIONS: Our capital leases are comprised mainly of leased service vehicles, power purchase agreements and office furniture. At March 31, 2006, capital lease obligations totaled $57 million. In order to obtain permanent financing for the MCV Facility, the MCV Partnership entered into a sale and lease back agreement with a lessor group, which includes the FMLP, for substantially all of the MCV Partnership's fixed assets. In accordance with SFAS No. 98, the MCV Partnership accounted for the transaction as a financing arrangement. At March 31, 2006, finance lease obligations totaled $279 million, which represents the third-party portion of the MCV Partnership's finance lease obligation.

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, we sell certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. The special purpose entity sold no receivables at March 31, 2006 and $325 million of receivables at December 31, 2005. We continue to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against our other assets for failure of a debtor to pay when due and no right to any receivables not sold. We have neither recorded a gain or loss on the receivables sold nor retained interest in the receivables sold.

Certain cash flows under our accounts receivable sales program are shown in the following table:

                                                                                                 In Millions
                                                                                      ----------------------
Three months ended March 31                                                            2006          2005
---------------------------                                                           -------       -------
Net cash flow as a result of accounts receivable financing                            $ (325)       $  (304)
Collections from customers                                                            $1,817        $ 1,592

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

                                                        Consumers Energy Company

The cost and fair value of our long-term financial instruments are as follows:

                                                                                                                   In Millions
                                              --------------------------------------------------------------------------------
                                                           March 31, 2006                            December 31, 2005
                                              -------------------------------------      -------------------------------------
                                                             Fair       Unrealized                      Fair       Unrealized
                                               Cost         Value       Gain (Loss)       Cost         Value       Gain (Loss)
                                              ------        ------      -----------      ------        ------      -----------
Long-term debt,
    including current amounts                 $4,382        $4,304        $   78         $4,388        $4,393        $   (5)
Long-term debt - related parties,
    including current amounts                      -             -             -            129           131            (2)
Available-for-sale securities:
  Common stock of CMS Energy                      10            29            19             10            33            23
  SERP:
      Equity securities                           16            23             7             16            22             6
      Debt securities                              8             7            (1)             8             8             -
  Nuclear decommissioning investments:
      Equity securities                          136           261           125            134           252           118
      Debt securities                            301           301             -            287           291             4

DERIVATIVE INSTRUMENTS: We are exposed to market risks including, but not limited to, changes in commodity prices, interest rates, and equity security prices. We may use various contracts to manage these risks, including options, futures, swaps, and forward contracts. We enter into these risk management contracts using established policies and procedures, under the direction of both:

      - an executive oversight committee consisting of senior management representatives, and

      -     a risk committee consisting of business unit managers.

Our intention is that any increases or decreases in the value of these contracts will be offset by an opposite change in the value of the item at risk. We enter into all of these contracts for purposes other than trading.

The contracts we use to manage market risks may qualify as derivative instruments that are subject to derivative and hedge accounting under SFAS No.
133. If a contract is a derivative, it is recorded on the balance sheet at its fair value. We then adjust the resulting asset or liability each quarter to reflect any change in the market value of the contract, a practice known as marking the contract to market. If a derivative qualifies for cash flow hedge accounting treatment, the changes in fair value (gains or losses) are reported in accumulated other comprehensive income; otherwise, the changes are reported in earnings.

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

If a derivative qualifies for cash flow hedge accounting treatment and gains or losses are recorded in accumulated other comprehensive income, those gains or losses will be reclassified into earnings in the same period or periods the hedged forecasted transaction affects earnings. If a cash flow hedge is

                                                        Consumers Energy Company

terminated early because it is determined that the forecasted transaction will not occur, any gain or loss recorded in accumulated other comprehensive income at that date is recognized immediately in earnings. If a cash flow hedge is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and then reclassified to earnings when the forecasted transaction affects earnings. The ineffective portion, if any, of all hedges is recognized in earnings.

To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third-party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. The cash returns we actually realize on these contracts may vary, either positively or negatively, from the results that we estimate using these models. As part of valuing our derivatives at market, we maintain reserves, if necessary, for credit risks arising from the financial condition of counterparties.

The majority of our commodity purchase and sale contracts are not subject to derivative accounting under SFAS No. 133 because:

      - they do not have a notional amount (that is, a number of units specified in a derivative instrument, such as MW of electricity or bcf of natural gas),

      -     they qualify for the normal purchases and sales exception, or

      -     there is not an active market for the commodity.

Our coal purchase contracts are not derivatives because there is not an active market for the coal we purchase. Similarly, our electric capacity and energy contracts are not derivatives due to the lack of an active energy market in Michigan. If active markets for these commodities develop in the future, some of these contracts may qualify as derivatives. For our coal purchase contracts, the resulting mark-to-market impact on earnings could be material. For our electric capacity and energy contracts, we believe that we would be able to apply the normal purchases and sales exception, and, therefore, would not be required to mark these contracts to market.

In 2005, the MISO began operating the Midwest Energy Market. As a result, the MISO now centrally dispatches electricity and transmission service throughout much of the Midwest and provides day-ahead and real-time energy market information. At this time, we believe that the establishment of this market does not represent the development of an active energy market in Michigan, as defined by SFAS No. 133. However, as the Midwest Energy Market matures, we will continue to monitor its activity level and evaluate whether or not an active energy market may exist in Michigan.

Derivative accounting is required for certain contracts used to limit our exposure to commodity price risk. The following table summarizes our derivative instruments:

                                                                                                            In Millions
                                               -------------------------------------------------------------------------
                                                          March 31, 2006                         December 31, 2005
                                               --------------------------------          -------------------------------
                                                            Fair      Unrealized                    Fair   Unrealized
Derivative Instruments                         Cost        Value         Gain            Cost       Value  Gain (Loss)
----------------------                         ----        -----         ----            ----       -----  -----------
Gas supply option contracts                     $-          $ -            $ -            $1     $    (1)    $    (2)
FTRs                                             -            -              -             -           1           1
Derivative contracts associated with the MCV
Partnership:
    Long-term gas contracts (a)                  -           93             93             -         205         205
    Gas futures, options, and swaps (a)          -          144            144             -         223         223

(a) The fair value of the MCV Partnership's long-term gas contracts and gas futures, options, and swaps has decreased significantly from December 31, 2005 due to a decrease in natural gas prices since that time.

We record the fair value of our derivative contracts in Derivative instruments, Other assets, or Other liabilities on our Consolidated Balance Sheets.

GAS SUPPLY OPTION CONTRACTS: Our gas utility business uses fixed-priced weather-based gas supply call options and fixed-priced gas supply call and put options to meet our regulatory obligation to provide gas to our customers at a reasonable and prudent cost. As part of the GCR process, the mark-to-market gains and losses associated with these options are reported directly in earnings as part of Other income, and then immediately reversed out of earnings and recorded on the balance sheet as a regulatory asset or liability.

FTRs: With the establishment of the Midwest Energy Market, FTRs were established. FTRs are financial instruments that manage price risk related to electricity transmission congestion. An FTR entitles its holder to receive compensation (or, conversely, to remit payment) for congestion-related transmission charges. FTRs are marked-to-market each quarter, with changes in fair value reported to earnings as part of Other income.

DERIVATIVE CONTRACTS ASSOCIATED WITH THE MCV PARTNERSHIP: Long-term gas contracts: The MCV Partnership uses long-term gas contracts to purchase and manage the cost of the natural gas it needs to generate electricity and steam. The MCV Partnership believes that certain of these contracts qualify as normal purchases under SFAS No. 133. Accordingly, we have not recognized these contracts at fair value on our Consolidated Balance Sheets at March 31, 2006.

The MCV Partnership also holds certain long-term gas contracts that do not qualify as normal purchases because these contracts contain volume optionality. In addition, as a result of implementing the RCP in 2005, a significant portion of long-term gas contracts no longer qualify as normal purchases, because the gas will not be used to generate electricity or steam. Accordingly, all of these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. For the three months ended March 31, 2006, we recorded a $111 million loss, before considering tax effects and minority interest, associated with the decrease in fair value of these long-term gas contracts. This loss is included in the total Fuel costs mark-to-market at MCV on our Consolidated Statements of Income. Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on these contracts, since gains and losses will be recorded each quarter.

                                                        Consumers Energy Company

We have recorded derivative assets totaling $93 million associated with the fair value of long-term gas contracts on our Consolidated Balance Sheets at March 31, 2006. We expect almost all of these assets, which represent cumulative net mark-to-market gains, to reverse as losses through earnings during 2006 and 2007 as the gas is purchased, with the remainder reversing between 2008 and 2011. As the MCV Partnership recognizes future losses from the reversal of these derivative assets, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share.

For further details on the RCP, see Note 2, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

Gas Futures, Options, and Swaps: The MCV Partnership enters into natural gas futures, options, and over-the-counter swap transactions in order to hedge against unfavorable changes in the market price of natural gas. The MCV Partnership uses these financial instruments to:

      - ensure an adequate supply of natural gas for the projected generation and sales of electricity and steam, and

      - manage price risk by fixing the price to be paid for natural gas on some of its long-term gas contracts.

At March 31, 2006, the MCV Partnership held natural gas futures, options, and swaps. We have recorded derivative assets totaling $144 million associated with the fair value of these contracts on our Consolidated Balance Sheets at March 31, 2006. Certain of these contracts qualify for cash flow hedge accounting and we record our proportionate share of their mark-to-market gains and losses in Accumulated other comprehensive income. The remaining contracts are not cash flow hedges and their mark-to-market gains and losses are recorded to earnings.

Those contracts that qualify as cash flow hedges represent $137 million of the total $144 million of futures, options, and swaps held. We have recorded a cumulative net gain of $44 million, net of tax and minority interest, in Accumulated other comprehensive income at March 31, 2006, representing our proportionate share of the cash flow hedges held by the MCV Partnership. Of this balance, we expect to reclassify $16 million, net of tax and minority interest, as an increase to earnings during the next 12 months as the contracts settle, offsetting the costs of gas purchases, with the remainder to be realized through 2009. There was no ineffectiveness associated with any of these cash flow hedges.

The remaining futures, options, and swap contracts, representing $7 million of the total $144 million, do not qualify as cash flow hedges. Prior to the implementation of the RCP, the futures and swap contracts were accounted for as cash flow hedges. Since the RCP was implemented in 2005, these instruments no longer qualify for cash flow hedge accounting and we record any changes in their fair value in earnings each quarter. For the three months ended March 31, 2006, we recorded a $45 million loss, before considering tax effects and minority interest, associated with the decrease in fair value of these instruments. This loss is included in the total Fuel costs mark-to-market at MCV on our Consolidated Statements of Income. Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on these contracts, since gains and losses will be recorded each quarter. We expect almost all of these futures, options, and swap contracts to be realized during 2006 as the contracts settle, with the remainder to be realized during 2007. For further details on the RCP, see Note 2, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

CREDIT RISK: Our swaps and forward contracts contain credit risk, which is the risk that counterparties will fail to perform their contractual obligations. We reduce this risk through established credit policies. For each counterparty, we assess credit quality by using credit ratings, financial condition, and other

                                                        Consumers Energy Company

available information. We then establish a credit limit for each counterparty based upon our evaluation of credit quality. We monitor the degree to which we are exposed to potential loss under each contract and take remedial action, if necessary.

The MCV Partnership enters into contracts primarily with companies in the electric and gas industry. This industry concentration may have an impact on our exposure to credit risk, either positively or negatively, based on how these counterparties are affected by similar changes in economic, weather, or other conditions. The MCV Partnership typically uses industry-standard agreements that allow for netting positive and negative exposures associated with the same counterparty, thereby reducing exposure. These contracts also typically provide for the parties to demand adequate assurance of future performance when there are reasonable grounds for doing so.

The following table illustrates our exposure to potential losses at March 31, 2006, if each counterparty within this industry concentration failed to perform its contractual obligations. This table includes contracts accounted for as financial instruments. It does not include trade accounts receivable, derivative contracts that qualify for the normal purchases and sales exception under SFAS No. 133, or other contracts that are not accounted for as derivatives.

                                                                                                             In Millions
                          ----------------------------------------------------------------------------------------------
                                                                                Net Exposure              Net Exposure
                             Exposure                                          from Investment          from Investment
                              Before          Collateral         Net                Grade                    Grade
                          Collateral (a)       Held (b)       Exposure          Companies (c)            Companies (%)
                          --------------       --------       --------          -------------            -------------
MCV Partnership                $224              $104           $120                $102                       85

(a) Exposure is reflected net of payables or derivative liabilities if netting arrangements exist.

(b) Collateral held includes cash and letters of credit received from counterparties.

(c) Approximately half of the remaining balance of our net exposure was from independent natural gas producers/suppliers that do not have published credit ratings.

Based on our credit policies and our current exposures, we do not expect a material adverse effect on our financial position or future earnings as a result of counterparty nonperformance.

5: RETIREMENT BENEFITS

We provide retirement benefits to our employees under a number of different plans, including:

      -     non-contributory, defined benefit Pension Plan,

      - a cash balance pension plan for certain employees hired between July 1, 2003 and August 31, 2005,

      -     a DCCP for employees hired on or after September 1, 2005,

      -     benefits to certain management employees under SERP,

      -     a defined contribution 401(k) Savings Plan,

      -     benefits to a select group of management under the EISP, and

      -     health care and life insurance benefits under OPEB.

Pension Plan: The Pension Plan includes funds for most of our current employees, our non-utility affiliates, and Panhandle, a former affiliate. The Pension Plan's assets are not distinguishable by

                                                        Consumers Energy Company
company.

Effective January 11, 2006, the MPSC electric rate order authorized us to include $33 million of electric pension expense in our electric rates. Due to the volatility of these particular costs, the order also established a pension equalization mechanism to track actual costs. If actual pension expenses are greater than the $33 million included in electric rates, the difference will be recognized as a regulatory asset for future recovery from customers. If actual pension expenses are less than the $33 million included in electric rates, the difference will be recognized as a regulatory liability, and refunded to our customers. The difference between pension expense allowed in our electric rates and pension expense under SFAS No. 87, resulted in a $3 million net reduction in pension expense and establishment of a corresponding regulatory asset for the three months ending March 31, 2006.

Effective January 11, 2006, the MPSC electric rate order authorized us to include $28 million of electric OPEB expense in our electric rates. Due to the volatility of these particular costs, the order also established an OPEB equalization mechanism to track actual costs. If actual OPEB expenses are greater than the $28 million included in electric rates, the difference will be recognized as a regulatory asset for future recovery from our customers. If actual OPEB expenses are less than the $28 million included in electric rates, the difference will be recognized as a regulatory liability, and refunded to our customers. The difference between OPEB expense allowed in our electric rates and OPEB expense under SFAS No. 106, resulted in less than $1 million net reduction in OPEB expense and establishment of a corresponding regulatory asset for the three months ending March 31, 2006.

Costs: The following table recaps the costs incurred in our retirement benefits plans:

                                                                                             In Millions
                                                            --------------------------------------------
                                                                 Pension                    OPEB
                                                            -----------------        ------------------
Three Months Ended March 31                                  2006        2005         2006         2005
---------------------------                                 -----       -----        -----        -----
Service cost                                                $12         $ 9          $ 6          $ 5
Interest expense                                             19          18           16           15
Expected return on plan assets                              (20)        (23)         (14)         (13)
Amortization of:
  Net loss                                                   10           7            5            5
  Prior service cost                                          2           1           (3)          (2)
                                                            ---         ---          ---          ---
Net periodic cost                                            23          12           10           10
Regulatory adjustment                                        (3)          -            -            -
                                                            ---         ---          ---          ---
Net periodic cost after regulatory adjustment               $20         $12          $10          $10
                                                            ===         ===          ===          ===

SERP: On April 1, 2006, we implemented a Defined Contribution Supplemental Executive Retirement Plan (DC SERP) and froze further new participation in the defined benefit SERP. The DC SERP plan provides promoted and newly hired participants benefits ranging from five to 15 percent of total compensation. The DC SERP plan requires a minimum of five years of participation before vesting; our contributions to the plan, if any, will be placed in a grantor trust.

The MCV Partnership sponsors defined cost postretirement health care plans that cover all full-time employees, except key management. Participants in the postretirement health care plans become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The MCV Partnership's net periodic postretirement health care cost for the three months ended March 31, 2006 and 2005 was less than $1 million.

                                                        Consumers Energy Company

6: ASSET RETIREMENT OBLIGATIONS

SFAS NO. 143: This standard requires companies to record the fair value of the cost to remove assets at the end of their useful life, if there is a legal obligation to remove them. We have legal obligations to remove some of our assets, including our nuclear plants, at the end of their useful lives.

The fair value of ARO liabilities has been calculated using an expected present value technique. This technique reflects assumptions such as costs, inflation, and profit margin that third parties would consider to assume the settlement of the obligation. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in our ARO fair value estimate since a reasonable estimate could not be made. If a five percent market risk premium were assumed, our ARO liability would increase by $25 million.

If a reasonable estimate of fair value cannot be made in the period in which the ARO is incurred, such as for assets with indeterminate lives, the liability is to be recognized when a reasonable estimate of fair value can be made. Generally, gas transmission and electric and gas distribution assets have indeterminate lives. Retirement cash flows cannot be determined and there is a low probability of a retirement date. Therefore, no liability has been recorded for these assets or associated obligations related to potential future abandonment. Also, no liability has been recorded for assets that have insignificant cumulative disposal costs, such as substation batteries. The measurement of the ARO liabilities for Palisades and Big Rock include use of decommissioning studies that largely utilize third-party cost estimates.

FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT
OBLIGATIONS: This Interpretation clarified the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event. We determined that abatement of asbestos included in our plant investments qualify as a conditional ARO, as defined by FASB Interpretation No. 47.

The following tables describe our assets that have legal obligations to be removed at the end of their useful life:


March 31, 2006                                                                                                  In Millions
---------------------------------------------------------------------------------------------------------------------------
                                              In Service                                                              Trust
ARO Description                                  Date            Long Lived Assets                                     Fund
---------------                                  ----            -----------------                                     ----
Palisades - decommission plant site                 1972         Palisades nuclear plant                              $554
Big Rock - decommission plant site                  1962         Big Rock nuclear plant                                 22
JHCampbell intake/discharge water line              1980         Plant intake/discharge water line                       -
Closure of coal ash disposal areas               Various         Generating plants coal ash areas                        -
Closure of wells at gas storage fields           Various         Gas storage fields                                      -
Indoor gas services equipment relocations        Various         Gas meters located inside structures                    -
Asbestos abatement                                  1973         Electric and gas utility plant                          -

                                                        Consumers Energy Company

                                                                                                                      In Millions
                                       ------------------------------------------------------------------------------------------
                                           ARO                                                                             ARO
                                        Liability                                                      Cash flow        Liability
ARO Description                          12/31/05      Incurred          Settled        Accretion      Revisions          3/31/06
---------------                          --------      --------          -------        ---------      ---------          -------
Palisades - decommission                     $375        $ -                $-               $6            $ -             $381
Big Rock - decommission                        27          -                 (4)              1              -               24
JHCampbell intake line                          -          -                 -                -              -                -
Coal ash disposal areas                        54          -                 -                1              -               55
Wells at gas storage fields                     1          -                 -                -              -                1
Indoor gas services relocations                 1          -                 -                -              -                1
Asbestos abatement                             36          -                 (2)              -              -               34
                                             ----        ---                ---              --            ---             ----

  Total                                      $494        $ -                $(6)             $8            $ -             $496
                                             ====        ===                ===              ==            ===             ====

In October 2004, the MPSC initiated a generic proceeding to review SFAS No. 143, FERC Order No. 631, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations, and related accounting and ratemaking issues for MPSC-jurisdictional electric and gas utilities. On December 5, 2005, the ALJ issued a proposal for decision recommending that the MPSC dismiss the proceeding. In March 2006, the MPSC remanded the case to the ALJ for findings and recommendations. We consider the proceeding a clarification of accounting and reporting issues that relate to all Michigan utilities. We cannot predict the outcome of the proceeding.

7: EXECUTIVE INCENTIVE COMPENSATION

We provide a Performance Incentive Stock Plan (the Plan) to key employees and non-employee directors based on their contributions to the successful management of the company. The Plan has a five-year term, expiring in May 2009.

All grants awarded under the Plan for the three months ended March 31, 2006 and in 2005 were in the form of restricted stock. Restricted stock awards are outstanding shares to which the recipient has full voting and dividend rights and vest 100 percent after three years of continued employment. Restricted stock awards granted to officers in 2005 and 2004 are also subject to the achievement of specified levels of total shareholder return, including a comparison to a peer group of companies. All restricted stock awards are subject to forfeiture if employment terminates before vesting. However, restricted shares may continue to vest upon retirement or disability and vest fully if control of CMS Energy changes, as defined by the Plan.

The Plan also allows for the following types of awards:

      -     stock options,

      -     stock appreciation rights,

      -     phantom shares, and

      -     performance units.


For the three months ended March 31, 2006 and in 2005, we did not grant any of these types of awards.

Select participants may elect to receive all or a portion of their incentive payments under the Officer's Incentive Compensation Plan in the form of cash, shares of restricted common stock, shares of restricted stock units, or any combination of these. These participants may also receive awards of additional restricted common stock or restricted stock units, provided the total value of these additional grants does

                                                        Consumers Energy Company

not exceed $2.5 million for any fiscal year.

Shares awarded or subject to stock options, phantom shares, and performance units may not exceed 6 million shares from June 2004 through May 2009, nor may such awards to any participant exceed 250,000 shares in any fiscal year. We may issue awards of up to 4,943,630 shares of common stock under the Plan at March 31, 2006. Shares for which payment or exercise is in cash, as well as shares or stock options that are forfeited, may be awarded or granted again under the Plan.

SFAS NO. 123(R) AND SAB NO. 107, SHARE-BASED PAYMENT: SFAS No. 123(R) was effective for us on January 1, 2006. SFAS No. 123(R) requires companies to use the fair value of employee stock options and similar awards at the grant date to value the awards. Companies must expense this value over the required service period of the awards. As a result, future compensation costs for share-based awards with accelerated service provisions upon retirement will need to be fully expensed by the period in which the employee becomes eligible to retire. At January 1, 2006, unrecognized compensation cost for such share-based awards held by retirement-eligible employees was not material.

We elected to adopt the modified prospective method recognition provisions of this Statement instead of retrospective restatement. The modified prospective method applies the recognition provisions to all awards granted or modified after the adoption date of this Statement. We adopted the fair value method of accounting for share-based awards effective December 2002. Therefore, SFAS No. 123(R) did not have a significant impact on our results of operations when it became effective.

The SEC issued SAB No. 107 to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Also, the SEC issued SAB No. 107 to provide the staff's views regarding the valuation of share-based payments, including assumptions such as expected volatility and expected term. We applied the additional guidance provided by SAB No. 107 upon implementation of SFAS No. 123(R) with no impact on our consolidated results of operations.

The following table summarizes restricted stock activity under the Plan:

                                                                                             Weighted-
                                                                                          Average Grant
Restricted Stock                                                Number of Shares         Date Fair Value
----------------                                                ----------------         ---------------
Nonvested at December 31, 2005                                       1,141,316                   $10.84
  Granted                                                                2,000                   $13.38
  Vested (a)                                                                 -                        -
  Forfeited                                                                  -                        -
                                                                     ---------                   ------
Nonvested at March 31, 2006                                          1,143,316                   $10.84
                                                                     =========                   ======

(a) No shares vested during the three months ended March 31, 2006 and 2005.

We calculate the fair value of restricted shares granted based on the price of our common stock on the grant date and expense the fair value over the required service period. Total compensation cost recognized in income related to restricted stock was $1 million for the three months ended March 31, 2006 and 2005. The total related income tax benefit recognized in income was less than $1 million for the three months ended March 31, 2006 and 2005. At March 31, 2006, there was $8 million of total unrecognized compensation cost related to restricted stock. We expect to recognize this cost over a weighted-average period of 2.1 years.

                                                        Consumers Energy Company

The following table summarizes stock option activity under the Plan:

                                                                                             Weighted-
                                               Options               Weighted-                Average          Aggregate
                                             Outstanding,             Average                Remaining         Intrinsic
                                            Fully Vested,             Exercise              Contractual          Value
Stock Options                              and Exercisable             Price                   Term          (In Millions)
-------------                              ---------------           ---------              -----------      -------------
Outstanding at December 31, 2005               1,714,787                $18.13                5.9 years              $ (6)
  Granted                                              -                     -
  Exercised                                      (14,000)                $6.35
  Cancelled or Expired                                 -                     -
                                               ---------                ------                ---------              ----
Outstanding at March 31, 2006                  1,700,787                $18.22                5.6 years              $ (9)
                                               =========                ======                =========              ====

Stock options give the holder the right to purchase common stock at a price equal to the fair value of our common stock on the grant date. Stock options are exercisable upon grant, and expire up to 10 years and one month from the grant date. We issue new shares when participants exercise stock options. For the three months ended March 31, 2006, the total intrinsic value of stock options exercised was less than $1 million. Cash received from exercise of these stock options was less than $1 million. Since we utilized tax loss carryforwards, we were not able to realize the excess tax benefits upon exercise of stock options. Therefore, we did not recognize the related excess tax benefits in equity. No stock options were exercised for the three months ended March 31, 2005.

8: REPORTABLE SEGMENTS

Our reportable segments are strategic business units organized and managed by the nature of the products and services each provides. We evaluate performance based upon the net income of each segment. We operate principally in two segments: electric utility and gas utility.

The following table shows our financial information by reportable segment:

                                                                                           In Millions
                                                                               -----------------------
Three Months Ended March 31                                                       2006            2005
---------------------------                                                       ----            ----
Operating revenue
      Electric                                                                    $729            $628
      Gas                                                                        1,041             992
      Other                                                                         12              12
                                                                               -------         -------

Total Operating Revenue                                                        $ 1,782         $ 1,632
                                                                               =======         =======
Net income available to common stockholder
      Electric                                                                    $ 29             $33
      Gas                                                                           37              58
      Other                                                                        (56)             66
                                                                               -------         -------

Total Net Income Available to Common Stockholder                               $    10         $   157
                                                                               =======         =======

                                                        Consumers Energy Company

                                                                                                 In Millions
                                                                    ----------------------------------------
                                                                    March 31, 2006         December 31, 2005
                                                                    --------------         -----------------
Assets
      Electric (a)                                                     $  7,864                 $  7,743
      Gas (a)                                                             3,193                    3,600
      Other                                                               1,886                    1,814
                                                                       --------                 --------

Total Assets                                                           $ 12,943                 $ 13,157
                                                                       ========                 ========

(a) Amounts include a portion of our other common assets attributable to both the electric and gas utility businesses.

                                                        Consumers Energy Company

                       This page intentionally left blank

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

ITEM 4. CONTROLS AND PROCEDURES

CMS ENERGY

Disclosure Controls and Procedures: CMS Energy's management, with the participation of its CEO and CFO, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, CMS Energy's CEO and CFO have concluded that, due to the fact that the material weakness in CMS Energy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in its 2005 Form 10-K, has not been tested to confirm evidence of remediation, its disclosure controls and procedures were not effective at March 31, 2006.

Management continues to validate the remedial actions it has taken to correct the income tax-related material weakness identified in CMS Energy's 2005 Form 10-K. Management believes it has implemented the necessary processes and procedures to overcome the material weakness relating to income taxes; however, these processes and procedures, and correlating controls, have not been in place for an adequate period of time to conclude that the material weakness has been remediated at March 31, 2006. Management will continue to monitor and test the continuous effectiveness of these controls and procedures and make appropriate modifications, as necessary.

Management believes that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, CMS Energy's financial condition, results of operations and cash flows for the periods presented.

Internal Control Over Financial Reporting: Except as otherwise discussed herein, there have not been any changes in CMS Energy's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' Forms 10-K for the year ended December 31, 2005. Reference is also made to the Condensed Notes to Consolidated Financial Statements, in particular, Note 2, Contingencies, for CMS Energy and
Note 2, Contingencies, for Consumers, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

CMS ENERGY

SEC REQUEST

On August 5, 2004, CMS Energy received a request from the SEC that CMS Energy voluntarily produce documents and data relating to the SEC's inquiry into payments made to the officials or relatives of officials of the government of Equatorial Guinea. On August 17, 2004, CMS Energy submitted its response, advising the SEC of the information and documentation it had available. On March 8, 2005, CMS Energy received a request from the SEC that CMS Energy voluntarily produce certain of such documents. CMS Energy has provided responsive documents to the SEC and will continue to provide such documents as it reviews its electronic records in further response to the SEC's request. The SEC subsequently issued a formal order of private investigation on this matter on August 1, 2005. CMS Energy and several other companies who have conducted business in Equatorial Guinea received subpoenas from the SEC to provide documents regarding payments made to officials or relatives of officials of the government of Equatorial Guinea. CMS Energy is cooperating and has been and will continue to produce documents responsive to the subpoena.

GAS INDEX PRICE REPORTING LITIGATION

On February 28, 2006, CMS MST and CMS Field Services (which was sold to Cantera Natural Gas, LLC and for which CMS Energy has indemnification obligations) reached an agreement, subject to court approval, to settle a consolidated class action lawsuit filed in the United States District Court for the Southern District of New York. Cornerstone Propane Partners, L.P. filed the original complaint in August 2003 as a putative class action and it was later consolidated with two similar complaints filed by other plaintiffs. The amended consolidated complaint, filed in January 2004, alleged that false natural gas price reporting by the defendants manipulated the prices of NYMEX natural gas futures and options. The complaint contained two counts under the Commodity Exchange Act, one for manipulation and one for aiding and abetting violations. The settlement agreement among the plaintiffs, CMS MST and CMS Field Services requires a $6.975 million cash payment that CMS MST is responsible to pay. The payment was made into a settlement fund that will be used to pay the class members as well as any legal fees awarded to plaintiffs' attorneys. CMS Energy established a reserve for this amount in the fourth quarter of 2005.

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

The Fairhaven, Utility Savings and Abelman Art Glass cases have been transferred to the MDL proceeding, where the Texas-Ohio case was pending. Pursuant to stipulation by the parties and court order, defendants were not required to respond to the Fairhaven, Utility Savings and Abelman Art Glass complaints until the court ruled on defendants' motion to dismiss in the Texas-Ohio case. Plaintiffs subsequently filed a consolidated class action complaint alleging violations of federal and California antitrust laws. Defendants filed a motion to dismiss, arguing that the consolidated complaint should be dismissed for the same reasons as the Texas-Ohio case. The court issued an order granting the motion to dismiss on December 19, 2005 and entered judgment in favor of defendants on December 23, 2005. Plaintiffs have appealed the dismissal to the Ninth Circuit Court of Appeals.

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

Samuel D. Leggett, et al v. Duke Energy Corporation, et al, a class action complaint brought on behalf of retail and business purchasers of natural gas in Tennessee, was filed in the Chancery Court of Fayette County, Tennessee in January 2005. The complaint contains claims for violations of the Tennessee Trade Practices Act based upon allegations of false reporting of price information by defendants to publications that compile and publish indices of natural gas prices for various natural gas hubs. The complaint seeks statutory full consideration damages and attorneys fees and injunctive relief regulating defendants' future conduct. The defendants include CMS Energy, CMS MST and CMS Field Services. On March 7, 2005, defendants removed the case to the United States District Court for the Western District of Tennessee, Western Division, and they filed a motion on May 20, 2005 to transfer the case to the MDL proceeding in Nevada. On April 6, 2005, plaintiffs filed a motion to remand the case back to the Chancery Court in Tennessee. On August 10, 2005, certain defendants, including CMS MST, filed a motion to dismiss and CMS Energy and CMS Field Services filed a motion to dismiss for lack of personal jurisdiction. Plaintiffs have opposed the motions to dismiss. An order transferring the case to the MDL proceeding was issued on or about August 11, 2005, and the motions to dismiss remain pending.

On November 20, 2005, CMS MST was served with a summons and complaint which named CMS Energy, CMS MST and CMS Field Services as defendants in a new putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al. Similar to the other actions that have been filed, the complaint alleges that during the putative class period, January 1, 2000 through October 31, 2002, defendants engaged in a scheme to violate the Kansas Restraint of Trade Act by knowingly reporting false or inaccurate information to the publications, thereby affecting the market price of natural gas. Plaintiffs, who allege they purchased natural gas from defendants and other for their facilities, are seeking statutory full consideration damages consisting of the full consideration paid by plaintiffs for natural gas. On December 7, 2005, the case was removed to the United States District Court for the District of Kansas and later that month a motion was filed to transfer the case to the MDL proceeding. On January 6, 2006, plaintiffs filed a motion to remand the case to Kansas state court. On January 23, 2006, a conditional transfer order transferring the case to the MDL proceeding was issued. On February 7, 2006, plaintiffs filed an opposition to the conditional transfer order.

CMS Energy and the other CMS defendants will defend themselves vigorously against these matters but cannot predict their outcome.

CMS ENERGY AND CONSUMERS

SECURITIES CLASS ACTION LAWSUITS

Beginning on May 17, 2002, a number of complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The cases were consolidated into a single lawsuit, which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. The court issued an opinion and order dated March 24, 2006, granting in part and denying in part plaintiffs' amended motion for class certification.

The court conditionally certified a class consisting of "[a]ll persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby." Appeals and motions for reconsideration of the court's ruling have been lodged by the parties. CMS Energy and the individual defendants will defend themselves vigorously in this litigation but cannot predict its outcome.

ERISA LAWSUITS

CMS Energy is a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits, filed in July 2002 in United States District Court for the Eastern District of Michigan, brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings Plan (the Plan). Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan, as well as other equitable relief and legal fees. On March 1, 2006, CMS Energy and Consumers reached an agreement, subject to court and independent fiduciary approval, to settle the lawsuits. The settlement agreement requires a $28 million cash payment by CMS Energy's primary insurer that will be used to pay Plan participants and beneficiaries for alleged losses, as well as any legal fees and expenses. In addition, CMS Energy agreed to certain other steps regarding administration of the Plan. The court issued an order on March 23, 2006, granting preliminary approval of the settlement and scheduling the Fairness Hearing for June 15, 2006.

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

ITEM 1A. RISK FACTORS

Other than discussed below, there have been no material changes to the Risk Factors as previously disclosed in CMS Energy's and Consumers' Forms 10-K for the year ended December 31, 2005.

RISKS RELATED TO CMS ENERGY

      CMS ENERGY'S NATURAL GAS PIPELINE AND ELECTRIC GENERATION PROJECT LOCATED IN ARGENTINA AND CHILE MAY BE NEGATIVELY IMPACTED BY ARGENTINE GOVERNMENTAL RESTRICTIONS PLACED ON NATURAL GAS EXPORTS TO CHILE.

On March 24, 2004, the Argentine government authorized the restriction of exports of natural gas to Chile, giving priority to domestic demand in Argentina. This restriction could have a detrimental effect on GasAtacama's earnings since GasAtacama's gas-fired electric generating plant is located in Chile and uses Argentine gas for fuel. From April through December, 2004, Bolivia agreed to export 4 million cubic meters of gas per day to Argentina, which allowed Argentina to minimize its curtailments to Chile.

      Argentina and Bolivia extended the term of that agreement through December 31, 2006. With the Bolivian gas supply, Argentina relaxed its export restrictions to GasAtacama, currently allowing GasAtacama to receive approximately 50 percent of its contracted gas quantities at its electric generating plant. On May 1, 2006, the Bolivian government announced its intention to nationalize the natural gas industry. At this point in time, it is not possible to predict the outcome of these events and their effect on the earnings of GasAtacama. At March 31, 2006, the value of our investment in GasAtacama was $378 million.

RISKS RELATED TO CMS ENERGY AND CONSUMERS

      CMS ENERGY AND CONSUMERS MAY BE NEGATIVELY IMPACTED BY THE RESULTS OF AN EMPLOYEE BENEFIT PLAN LAWSUIT.

      CMS Energy is a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings Plan (the Plan). The two cases, filed in July 2002 in United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. On March 1, 2006, CMS Energy and Consumers reached an agreement, subject to court and independent fiduciary approval, to settle the consolidated lawsuits. The settlement agreement among the plaintiffs and the defendants requires a $28 million cash payment that will be paid by CMS Energy's primary insurer and will be used to pay Plan participants and beneficiaries for alleged losses, as well as any legal fees and expenses awarded to plaintiffs' attorneys. In addition, CMS Energy agreed to enhance fiduciary education and training, improve discussion of investment diversification with Plan participants and not prevent, for a period of four years, Plan participants from selling CMS Energy Common Stock held in the Plan. The court issued an order on March 23, 2006, granting preliminary approval of the settlement and scheduling the Fairness Hearing for June 15, 2006.

      CMS ENERGY AND CONSUMERS COULD INCUR SIGNIFICANT CAPITAL EXPENDITURES TO COMPLY WITH ENVIRONMENTAL STANDARDS AND FACE DIFFICULTY IN RECOVERING THESE COSTS ON A CURRENT BASIS.

      CMS Energy, Consumers, and their subsidiaries are subject to costly and increasingly stringent environmental regulations. They expect that the cost of future environmental compliance, especially compliance with clean air and water laws, will be significant.

     In March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. The Clean Air Mercury Rule establishes a cap-and-trade system for mercury emissions that is similar to the system used in the Clean Air Interstate Rule. The industry has not reached a consensus on the technical methods for curtailing mercury emissions. However, Consumers anticipates its capital and operating costs for mercury emissions reductions required by the Clean Air Mercury Rule to be significantly less than what was required for selective catalytic reduction technology used for nitrogen oxide compliance.

     In April 2006, Michigan's governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. This plan adopts the Federal Clean Air Mercury Rule through its first phase, which ends in 2010. After the year 2010, the mercury emissions reduction standards outlined in the governor's plan become more stringent than those included in the Federal Clean Air Mercury Rule. If implemented as proposed, Consumers anticipates its costs to comply with the governor's plan will exceed Federal Clean Air Mercury Rule compliance costs. Consumers will work with the MDEQ on the details of these rules.

      These and other required environmental expenditures, if not recovered from customers in Consumers' rates, may require CMS Energy and/or Consumers to seek significant additional financing to fund these expenditures and could strain their cash resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

A shareholder who wishes to submit a proposal for consideration at the CMS Energy 2007 Annual Meeting pursuant to the applicable rules of the SEC must send the proposal to reach CMS Energy's Corporate Secretary on or before December 15, 2006. In any event if CMS Energy has not received written notice of any matter to be proposed at that meeting by February 28, 2007, the holders of proxies may use their discretionary voting authority on such matter. The proposals should be addressed to: Corporate Secretary, CMS Energy Corporation, One Energy Plaza, Jackson, MI 49201.

ITEM 6. EXHIBITS

(10)(a) $300 million Credit Agreement dated as of March 31, 2006 among Consumers, the Banks, the Administrative Agent, the Syndication Agent, the Co-Documentation Agents, and the Co-Managing Agents, all as defined therein

(31)(a)     CMS Energy Corporation's certification of the CEO pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002

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

                                        CMS ENERGY CORPORATION
                                               (Registrant)

Dated: May 3, 2006             By:              /s/ Thomas J. Webb
                                             ----------------------------
                                                    Thomas J. Webb
                                             Executive Vice President and
                                               Chief Financial Officer

                                        CONSUMERS ENERGY COMPANY
                                               (Registrant)

Dated: May 3, 2006             By:              /s/ Thomas J. Webb
                                             ----------------------------
                                                    Thomas J. Webb
                                             Executive Vice President and
                                               Chief Financial Officer

                                 EXHIBIT INDEX

EX. NO.     DESCRIPTION
-------     -----------

(10)(a) $300 million Credit Agreement dated as of March 31, 2006 among C onsumers, the Banks, the Administrative Agent, the Syndication Agent, the Co-Documentation Agents, and the Co-Managing Agents, all as defined therein

(31)(a)     CMS Energy Corporation's certification of the CEO pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002

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