Form 10-Q
period 2006-09-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2006-11-02
CIK 811156, 201533

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

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

CMS ENERGY CORPORATION: Yes [ ] No [X] CONSUMERS ENERGY COMPANY: Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at October 30, 2006:

CMS ENERGY CORPORATION:

CMS Energy Common Stock, $.01 par value       222,434,688
CONSUMERS ENERGY COMPANY, $10 par value,
   privately held by CMS Energy Corporation    84,108,789

================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY

                      QUARTERLY REPORTS ON FORM 10-Q TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.

                                TABLE OF CONTENTS

                                                                          Page
                                                                        --------
Glossary.............................................................          3

PART I: FINANCIAL INFORMATION

CMS Energy Corporation
   Management's Discussion and Analysis
      Executive Overview.............................................   CMS -  1
      Forward-Looking Statements and Information.....................   CMS -  3
      Results of Operations..........................................   CMS -  5
      Critical Accounting Policies...................................   CMS - 16
      Capital Resources and Liquidity................................   CMS - 21
      Outlook........................................................   CMS - 23
      Implementation of New Accounting Standards.....................   CMS - 34
      New Accounting Standards Not Yet Effective.....................   CMS - 34
   Consolidated Financial Statements
      Consolidated Statements of Income (Loss).......................   CMS - 36
      Consolidated Statements of Cash Flows..........................   CMS - 39
      Consolidated Balance Sheets....................................   CMS - 40
      Consolidated Statements of Common Stockholders' Equity.........   CMS - 42
   Condensed Notes to Consolidated Financial Statements (Unaudited):
       1. Corporate Structure and Accounting Policies................   CMS - 43
       2. Asset Impairment Charges and Sales.........................   CMS - 46
       3. Contingencies..............................................   CMS - 48
       4. Financings and Capitalization..............................   CMS - 66
       5. Earnings Per Share.........................................   CMS - 68
       6. Financial and Derivative Instruments.......................   CMS - 69
       7. Retirement Benefits........................................   CMS - 76
       8. Asset Retirement Obligations...............................   CMS - 78
       9. Executive Incentive Compensation...........................   CMS - 80
      10. Equity Method Investments..................................   CMS - 83
      11. Reportable Segments .......................................   CMS - 84

                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                          Page
                                                                        --------
Consumers Energy Company
   Management's Discussion and Analysis
      Executive Overview.............................................    CE -  1
      Forward-Looking Statements and Information.....................    CE -  2
      Results of Operations..........................................    CE -  5
      Critical Accounting Policies...................................    CE - 12
      Capital Resources and Liquidity................................    CE - 16
      Outlook........................................................    CE - 18
      Implementation of New Accounting Standards.....................    CE - 27
      New Accounting Standards Not Yet Effective.....................    CE - 27
   Consolidated Financial Statements
      Consolidated Statements of Income (Loss).......................    CE - 30
      Consolidated Statements of Cash Flows..........................    CE - 31
      Consolidated Balance Sheets....................................    CE - 32
      Consolidated Statements of Common Stockholder's Equity.........    CE - 34
   Condensed Notes to Consolidated Financial Statements (Unaudited):
      1. Corporate Structure and Accounting Policies.................    CE - 37
      2. Contingencies...............................................    CE - 39
      3. Financings and Capitalization...............................    CE - 53
      4. Financial and Derivative Instruments........................    CE - 55
      5. Retirement Benefits.........................................    CE - 60
      6. Asset Retirement Obligations................................    CE - 62
      7. Executive Incentive Compensation............................    CE - 64
      8. Reportable Segments.........................................    CE - 67

Quantitative and Qualitative Disclosures about Market Risk...........     CO - 1
Controls and Procedures..............................................     CO - 1

PART II: OTHER INFORMATION

   Item 1.  Legal Proceedings........................................     CO - 2
   Item 1A. Risk Factors.............................................     CO - 5
   Item 2.  Unregistered Sales of Equity Securities and Use of
               Proceeds..............................................     CO - 7
   Item 3.  Defaults Upon Senior Securities..........................     CO - 8
   Item 4.  Submission of Matters to a Vote of Security Holders......     CO - 8
   Item 5.  Other Information........................................     CO - 8
   Item 6.  Exhibits.................................................     CO - 8
   Signatures........................................................     CO - 9

                                    GLOSSARY

    Certain terms used in the text and financial statements are defined below

AFUDC............................   Allowance for Funds Used During Construction

ALJ..............................   Administrative Law Judge

APB..............................   Accounting Principles Board

APB Opinion No. 18...............   APB Opinion No. 18, "The Equity Method of
                                    Accounting for Investments in Common Stock"

ARO..............................   Asset retirement obligation

Bay Harbor.......................   a residential/commercial real estate area
                                    located near Petoskey, Michigan. In 2002,
                                    CMS Energy sold its interest in Bay Harbor.

bcf..............................   One billion cubic feet of gas

Big Rock.........................   Big Rock Point nuclear power plant, owned by
                                    Consumers

Board of Directors...............   Board of Directors of CMS Energy

CEO..............................   Chief Executive Officer

CFO..............................   Chief Financial Officer

CFTC.............................   Commodity Futures Trading Commission

Clean Air Act....................   Federal Clean Air Act, as amended

CMS Energy.......................   CMS Energy Corporation, the parent of
                                    Consumers and Enterprises
CMS Energy Common Stock or
   common stock..................   Common stock of CMS Energy, par value $.01
                                    per share

CMS ERM..........................   CMS Energy Resource Management Company,
                                    formerly CMS MST, a subsidiary of
                                    Enterprises

CMS Field Services...............   CMS Field Services Inc., formerly a wholly
                                    owned subsidiary of CMS Gas Transmission.
                                    The sale of this subsidiary closed in July
                                    2003.

CMS Gas Transmission.............   CMS Gas Transmission Company, a subsidiary
                                    of Enterprises

CMS Midland......................   CMS Midland Inc., a subsidiary of Consumers
                                    that has a 49 percent ownership interest in
                                    the MCV Partnership

CMS Midland Holdings Company.....   CMS Midland Holdings Company, a subsidiary
                                    of Consumers that has a 46 percent ownership
                                    interest in First Midland Limited
                                    Partnership and a 35 percent lessor interest
                                    in the MCV Facility

CMS MST..........................   CMS Marketing, Services and Trading Company,
                                    a wholly owned subsidiary of Enterprises,
                                    whose name was changed to CMS ERM effective
                                    January 2004

CMS Oil and Gas..................   CMS Oil and Gas Company, formerly a
                                    subsidiary of Enterprises

Consumers........................   Consumers Energy Company, a subsidiary of
                                    CMS Energy

CPEE.............................   Companhia Paulista de Energia Eletrica, a
                                    subsidiary of Enterprises

Customer Choice Act..............   Customer Choice and Electricity Reliability
                                    Act, a Michigan statute enacted in June 2000

DCCP.............................   Defined Company Contribution Plan

Detroit Edison...................   The Detroit Edison Company, a non-affiliated
                                    company

DIG..............................   Dearborn Industrial Generation, LLC, an
                                    indirect wholly owned subsidiary of CMS
                                    Energy

DOE..............................   U.S. Department of Energy

DOJ..............................   U.S. Department of Justice

Dow..............................   The Dow Chemical Company, a non-affiliated
                                    company

DTE Energy.......................   DTE Energy Company, a non-affiliated company

EISP.............................   Executive Incentive Separation Plan

EITF.............................   Emerging Issues Task Force

EITF Issue No. 02-03.............   Issues Involved in Accounting for Derivative
                                    Contracts Held for Trading Purposes and
                                    Contracts Involved in Energy Trading and
                                    Risk Management Activities

Entergy..........................   Entergy Corporation, a non-affiliated
                                    company

Enterprises......................   CMS Enterprises Company, a subsidiary of CMS
                                    Energy

EPA..............................   U. S. Environmental Protection Agency

EPS..............................   Earnings per share

ERISA............................   Employee Retirement Income Security Act

Exchange Act.....................   Securities Exchange Act of 1934, as amended

FASB.............................   Financial Accounting Standards Board

FASB Interpretation No. 46(R)....   Revised FASB Interpretation No. 46,
                                    Consolidation of Variable Interest Entities

FERC.............................   Federal Energy Regulatory Commission

FIN 47...........................   FASB Interpretation No. 47, Accounting for
                                    Conditional Asset Retirement Obligations

FIN 48...........................   FASB Interpretation No. 48, Uncertainty in
                                    Income Taxes

FMB..............................   First Mortgage Bonds

FMLP.............................   First Midland Limited Partnership, a
                                    partnership that holds a lessor interest in
                                    the MCV Facility and an indirect subsidiary
                                    of Consumers

FTR..............................   Financial transmission right

GAAP.............................   Generally Accepted Accounting Principles

GasAtacama.......................   GasAtacama Holding Limited, a limited
                                    liability partnership that manages
                                    GasAtacama S.A., which includes an
                                    integrated natural gas pipeline and electric
                                    generating plant located in Argentina and
                                    Chile and Atacama Finance Company.

GCR..............................   Gas cost recovery

GVK..............................   GVK Facility, a 250 MW gas fired power plant
                                    located in South Central India, in which CMS
                                    Generation formerly held a 33 percent
                                    interest

ISFSI............................   Independent Spent Fuel Storage Installation

IRS..............................   Internal Revenue Service

ITC..............................   ITC Holdings Corporation

Jorf Lasfar......................   The 1,356 MW coal-fueled power plant in
                                    Morocco, jointly owned by CMS Generation and
                                    ABB Energy Ventures, Inc.

Jubail...........................   A 240 MW natural gas cogeneration power
                                    plant located in Saudi Arabia, in which CMS
                                    Generation owns a 25 percent interest

kWh..............................   Kilowatt-hour (a unit of power equal to one
                                    thousand watt hours)

Ludington........................   Ludington pumped storage plant, jointly
                                    owned by Consumers and Detroit Edison

mcf..............................   One thousand cubic feet of gas

MCV Facility.....................   A natural gas-fueled, combined-cycle
                                    cogeneration facility operated by the MCV
                                    Partnership

MCV Partnership..................   Midland Cogeneration Venture Limited
                                    Partnership in which Consumers has a 49
                                    percent interest through CMS Midland

MCV PPA..........................   The Power Purchase Agreement between
                                    Consumers and the MCV Partnership with a
                                    35-year term commencing in March 1990, as
                                    amended, and as interpreted by the
                                    Settlement Agreement dated as of January 1,
                                    1999 between the MCV Partnership and
                                    Consumers.

MD&A.............................   Management's Discussion and Analysis

MDEQ.............................   Michigan Department of Environmental Quality

METC.............................   Michigan Electric Transmission Company, LLC

Midwest Energy Market............   An energy market developed by the MISO to
                                    provide day-ahead and real-time market
                                    information and centralized dispatch for
                                    market participants

MISO.............................   Midwest Independent Transmission System
                                    Operator, Inc.

MMBtu............................   Million British Thermal Units

Moody's..........................   Moody's Investors Service, Inc.

MPSC.............................   Michigan Public Service Commission

MRV..............................   Market-Related Value of Plan assets

MSBT.............................   Michigan Single Business Tax

MW...............................   Megawatt (a unit of power equal to one
                                    million watts)

NEIL.............................   Nuclear Electric Insurance Limited, an
                                    industry mutual insurance company owned by
                                    member utility companies

Neyveli..........................   CMS Generation Neyveli Ltd, a 250 MW
                                    lignite-fired power station located in
                                    Neyveli, Tamil Nadu, India, in which CMS
                                    International Ventures holds a 50 percent
                                    interest

NMC..............................   Nuclear Management Company, LLC, formed in
                                    1999 by Northern States Power Company (now
                                    Xcel Energy Inc.), Alliant Energy, Wisconsin
                                    Electric Power Company, and Wisconsin Public
                                    Service Company to operate and manage
                                    nuclear generating facilities owned by the
                                    four utilities

NOL..............................   Net Operating Loss

NRC..............................   Nuclear Regulatory Commission

NYMEX............................   New York Mercantile Exchange

OPEB.............................   Postretirement benefit plans other than
                                    pensions for retired employees

Palisades........................   Palisades nuclear power plant, which is
                                    owned by Consumers

Panhandle........................   Panhandle Eastern Pipe Line Company,
                                    including its subsidiaries Trunkline, Pan
                                    Gas Storage, Panhandle Storage, and
                                    Panhandle Holdings. Panhandle was a wholly
                                    owned subsidiary of CMS Gas Transmission.
                                    The sale of this subsidiary closed in June
                                    2003.

PCB..............................   Polychlorinated biphenyl

Peabody Energy...................   Peabody Energy Corporation, a non-affiliated
                                    company

Pension Plan.....................   The trusteed, non-contributory, defined
                                    benefit pension plan of Panhandle, Consumers
                                    and CMS Energy

PJM RTO..........................   Pennsylvania-Jersey-Maryland Regional
                                    Transmission Organization

Price-Anderson Act...............   Price Anderson Act, enacted in 1957 as an
                                    amendment to the Atomic Energy Act of 1954,
                                    as revised and extended over the years. This
                                    act stipulates between nuclear licensees and
                                    the U.S. government the insurance, financial
                                    responsibility, and legal liability for
                                    nuclear accidents.

PSCR.............................   Power supply cost recovery

PURPA............................   Public Utility Regulatory Policies Act of
                                    1978

RCP..............................   Resource Conservation Plan

ROA..............................   Retail Open Access

SAB No. 107......................   Staff Accounting Bulletin No. 107,
                                    Share-Based Payment

SEC..............................   U.S. Securities and Exchange Commission

Section 10d(4) Regulatory Asset..   Regulatory asset as described in Section
                                    10d(4) of the Customer Choice Act, as
                                    amended

Securitization...................   A financing method authorized by statute and
                                    approved by the MPSC which allows a utility
                                    to sell its right to receive a portion of
                                    the rate payments received from its
                                    customers for the repayment of
                                    Securitization bonds issued by a special
                                    purpose entity affiliated with such utility

SENECA...........................   Sistema Electrico del Estado Nueva Esparta
                                    C.S., a subsidiary of Enterprises

SERP.............................   Supplemental Executive Retirement Plan

SFAS.............................   Statement of Financial Accounting Standards

SFAS No. 5.......................   SFAS No. 5, "Accounting for Contingencies"

SFAS No. 71......................   SFAS No. 71, "Accounting for the Effects of
                                    Certain Types of Regulation"

SFAS No. 87......................   SFAS No. 87, "Employers' Accounting for
                                    Pensions"

SFAS No. 88......................   SFAS No. 88, "Employers' Accounting for
                                    Settlements and Curtailments of Defined
                                    Benefit Pension Plans and for Termination
                                    Benefits"

SFAS No. 98......................   SFAS No. 98, "Accounting for Leases"

SFAS No. 106.....................   SFAS No. 106, "Employers' Accounting for
                                    Postretirement Benefits Other Than Pensions"

SFAS No. 115.....................   SFAS No. 115, "Accounting for Certain
                                    Investments in Debt and Equity Securities"

SFAS No. 123(R)..................   SFAS No. 123 (revised 2004), "Share-Based
                                    Payment"

SFAS No. 132(R)..................   SFAS No. 132 (revised 2003), "Employers'
                                    Disclosures about Pensions and Other
                                    Postretirement Benefits"

SFAS No. 133.....................   SFAS No. 133, "Accounting for Derivative
                                    Instruments and Hedging Activities, as
                                    amended and interpreted"

SFAS No. 143.....................   SFAS No. 143, "Accounting for Asset
                                    Retirement Obligations"

SFAS No. 157.....................   SFAS No. 157, "Fair Value Measurement"

SFAS No. 158.....................   SFAS No. 158, "Employers' Accounting for
                                    Defined Benefit Pension and Other
                                    Postretirement Plans - an amendment of FASB
                                    Statements No. 87, 88, 106, and 132(R)"

Shuweihat........................   A power and desalination plant of Emirates
                                    CMS Power Company, in which CMS Generation
                                    holds a 20 percent interest

SLAP.............................   Scudder Latin American Power Fund

Special Committee................   A special committee of independent
                                    directors, established by CMS Energy's Board
                                    of Directors, to investigate matters
                                    surrounding round-trip trading

Stranded Costs...................   Costs incurred by utilities in order to
                                    serve their customers in a regulated
                                    monopoly environment, which may not be
                                    recoverable in a competitive environment
                                    because of customers leaving their systems
                                    and ceasing to pay for their costs. These
                                    costs could include owned and purchased
                                    generation and regulatory assets.

Superfund........................   Comprehensive Environmental Response,
                                    Compensation and Liability Act

Takoradi.........................   A 200 MW open-cycle combustion turbine crude
                                    oil power plant located in Ghana, in which
                                    CMS Generation owns a 90 percent interest

Taweelah.........................   Al Taweelah A2, a power and desalination
                                    plant of Emirates CMS Power Company, in
                                    which CMS Generation holds a 40 percent
                                    interest

                      (This page intentionally left blank)

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

This MD&A is a consolidated report of CMS Energy and Consumers. The terms "we" and "our" as used in this report refer to CMS Energy and its subsidiaries as a consolidated entity, except where it is clear that such term means only CMS Energy. This MD&A has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in CMS Energy's Form 10-K/A Amendment No. 1 for the year ended December 31, 2005.

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

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, and gas distribution, transmission, storage, and processing. Our businesses are affected primarily by:

     -    weather, especially during the normal heating and cooling seasons,

     -    economic conditions, primarily in Michigan,

     - regulation and regulatory issues that affect our electric and gas utility operations,

     -    energy commodity prices,

     -    interest rates, and

     -    our debt credit rating.

During the past several years, our business strategy has involved improving our balance sheet and maintaining focus on our core strength: utility operations and service. Our primary focus with respect to our non-utility businesses has been to optimize cash flow and further reduce our business risk and leverage through the sale of selected assets, and to improve earnings and cash flow from the businesses we retain.

In July 2006, we reached an agreement to sell the Palisades nuclear plant to Entergy for $380 million. We also signed a 15-year power purchase agreement for 100 percent of the plant's current electric output. We are targeting to close the sale by May 1, 2007. When completed, the sale will result in an immediate improvement in our cash flow, a reduction in our nuclear operating and decommissioning risk, and an improvement in our financial flexibility to support other utility investments. We expect that a significant portion of the proceeds will benefit our customers. We plan to use the cash that we retain from the sale to reduce utility debt.

We are working to reduce parent debt. In 2006, we retired $76 million of CMS Energy 9.875 percent senior notes. We also invested $200 million in Consumers, and Consumers extinguished, through a legal defeasance, $129 million of 9 percent related party notes.


                                      CMS-1

                                                          CMS Energy Corporation

Working capital and cash flow continue to be a challenge for us as natural gas prices continue to be volatile. Although our natural gas purchases are recoverable from our utility customers, higher priced natural gas stored as inventory requires additional liquidity due to the lag in cost recovery.

In addition to causing working capital issues for us, historically high natural gas prices caused the MCV Partnership to reevaluate the economics of operating the MCV Facility and to record an impairment charge in 2005. If gas prices increase from their current levels, it could result in a further impairment of our interest in the MCV Partnership.

Due to the impairment of the MCV Facility and operating losses from mark-to-market adjustments on derivative instruments, the equity held by a Consumers' subsidiary and the other minority interest owners in the MCV Partnership has decreased significantly and is now negative. As the MCV Partnership recognizes future losses, we will assume an additional seven percent of the MCV Partnership's negative equity, which is a portion of the limited partners' negative equity, in addition to our proportionate share.

In July 2006, we reached an agreement to sell our interests in the MCV Partnership and the FMLP. The sale is subject to various regulatory approvals including the MPSC. If the sale closes by the end of 2006, as expected, it will have a $56 million positive impact on our 2006 cash flow. The sale will reduce our exposure to sustained high natural gas prices. We will use the proceeds to reduce utility debt. If the sale is not completed, the viability of the MCV Facility is still in question.

Going forward, our strategy will continue to focus on:

     -    managing cash flow issues,

     -    reducing parent company debt,

     -    growing earnings,

     -    reducing risk, and

     -    positioning us to make investments that complement our strengths.

We continue to pursue opportunities and options for our Enterprises business, both opportunities for beneficial asset sales and development opportunities that enhance value. In October 2006, we signed agreements with Peabody Energy to co-develop, construct, operate, and indirectly own 15 percent of the Prairie State Energy Campus, a 1,600 MW power plant and coal mine in southern Illinois. This project complements our expertise in power plant construction and operation and will enhance future earnings with acceptable financial risk.

As we execute our strategy, we will need to overcome a sluggish Michigan economy that has been hampered by negative developments in Michigan's automotive industry and limited growth in the non-automotive sectors of the state's economy.

These negative effects will be offset somewhat by the reduction we are experiencing in ROA load in our service territory. At September 30, 2006, alternative electric suppliers were providing 308 MW of generation service to ROA customers. This is four percent of our total distribution load and represents a decrease of 60 percent of ROA load compared to the end of September 2005. It is, however, difficult to predict future ROA customer trends.


                                      CMS-2

                                                          CMS Energy Corporation

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q and other written and oral statements that we make contain forward-looking statements as defined in Rule 3b-6 under the Securities Exchange Act of 1934, as amended, Rule 175 under the Securities Act of 1933, as amended, and relevant legal decisions. Our intention with the use of such words as "may," "could," "anticipates," "believes," "estimates," "expects," "intends," "plans," and other similar words is to identify forward-looking statements that involve risk and uncertainty. We designed this discussion of potential risks and uncertainties to highlight important factors that may impact our business and financial outlook. We have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results anticipated in these statements. Such factors include our inability to predict and (or) control:

     - the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of such market conditions on the Pension Plan, interest rates, and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates, and the energy industry,

     - market perception of the energy industry, CMS Energy, Consumers, or any of their affiliates,

     -    credit ratings of CMS Energy, Consumers, or any of their affiliates,

     -    currency fluctuations, transfer restrictions, and exchange controls,

     - factors affecting utility and diversified energy operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints,

     - international, national, regional, and local economic, competitive, and regulatory policies, conditions and developments,

     - adverse regulatory or legal decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with such decisions, including but not limited to Bay Harbor,

     - potentially adverse regulatory treatment and (or) regulatory lag concerning a number of significant questions presently before the MPSC including:

          - recovery of Clean Air Act capital and operating costs and other environmental and safety-related expenditures,

          - power supply and natural gas supply costs when fuel prices are increasing and fluctuating,

          - timely recognition in rates of additional equity investments in Consumers,

          - adequate and timely recovery of additional electric and gas rate-based investments,

          - adequate and timely recovery of higher MISO energy and transmission costs,

          - recovery of Stranded Costs incurred due to customers choosing alternative energy suppliers, and

          -    sales of the Palisades plant and our interest in the MCV
               Partnership,


                                      CMS-3

                                                          CMS Energy Corporation

     - the impact of adverse natural gas prices on the MCV Partnership and the FMLP investments, regulatory decisions that limit recovery of capacity and fixed energy payments, and our ability to complete the sale of our interests in the MCV Partnership and the FMLP,

     - the negative impact on the MCV Partnership's financial performance, if Consumers is successful in exercising the regulatory out provision of the MCV PPA, and if the sale of our interests in the MCV Partnership and the FMLP is not completed,

     - the effects on our ability to purchase capacity to serve our customers and recover the cost of these purchases, if Consumers exercises its regulatory out rights and the MCV Partnership exercises its right to terminate the MCV PPA,

     - federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of the market-based sales authorizations in wholesale power markets without price restrictions,

     - energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

     -    our ability to collect accounts receivable from our customers,

     - potential for the Midwest Energy Market to develop into an active energy market in the state of Michigan, which may require us to account for certain electric energy contracts as derivatives,

     - the GAAP requirement that we utilize mark-to-market accounting on certain energy commodity contracts and interest rate swaps, which may have, in any given period, a significant positive or negative effect on earnings, which could change dramatically or be eliminated in subsequent periods and could add to earnings volatility,

     - the effect on our electric utility of the direct and indirect impacts of the continued economic downturn experienced by our automotive and automotive parts manufacturing customers,

     - potential disruption, expropriation or interruption of facilities or operations due to accidents, war, terrorism, or changing political conditions, and the ability to obtain or maintain insurance coverage for such events,

     - changes in available gas supplies or Argentine government regulations that could further restrict natural gas exports to our GasAtacama electric generating plant and the operating and financial effects of the restrictions, including further impairment of our investment in GasAtacama,

     - nuclear power plant performance, operation, decommissioning, policies, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage,

     -    technological developments in energy production, delivery, and usage,

     -    achievement of capital expenditure and operating expense goals,

     -    changes in financial or regulatory accounting principles or policies,


                                      CMS-4

                                                          CMS Energy Corporation

     - changes in domestic or foreign tax laws, or new IRS or foreign governmental interpretations of existing or past tax laws,

     - outcome, cost, and other effects of legal and administrative proceedings, settlements, investigations and claims, including particularly claims, damages, and fines resulting from round-trip trading and inaccurate commodity price reporting, including the outcome of shareholder actions and investigations by the DOJ regarding round-trip trading and price reporting,

     - limitations on our ability to control the development or operation of projects in which our subsidiaries have a minority interest,

     - disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds,

     - the ability to efficiently sell assets when deemed appropriate or necessary, including the sale of non-strategic or under-performing domestic or international assets and discontinuation of certain operations,

     - other business or investment considerations that may be disclosed from time to time in CMS Energy's or Consumers' SEC filings, or in other publicly issued written documents, and

     - other uncertainties that are difficult to predict, many of which are beyond our control.

For additional information regarding these and other uncertainties, see the "Outlook" section included in this MD&A, Note 3, Contingencies, and Part II,
Item 1A. Risk Factors.

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

                                                 In Millions (except for
                                                   per share amounts)
                                                ------------------------
Three months ended September 30                  2006     2005    Change
-------------------------------                 ------   ------   ------
Net Loss Available to Common Stockholders       $ (103)  $ (265)  $ 162
Basic Earnings Per Share                        $(0.47)  $(1.21)  $0.74
Diluted Earnings Per Share                      $(0.47)  $(1.21)  $0.74
                                                ------   ------   -----
Electric Utility                                $   93   $   62   $  31
Gas Utility                                        (20)     (16)     (4)
Enterprises (Includes the MCV Partnership and
   the FMLP interests)                            (132)    (260)    128
Corporate Interest and Other                       (45)     (51)      6
Discontinued Operations                              1        -       1
                                                ------   ------   -----
Net Loss Available to Common Stockholders       $ (103)  $ (265)  $ 162
                                                ======   ======   =====

For the three months ended September 30, 2006, net loss available to common stockholders was $103 million compared to a net loss of $265 million for 2005. The decreased net loss primarily reflects a lower asset impairment charge in 2006 versus 2005. In the third quarter of 2006, we recorded a net asset


                                      CMS-5

                                                          CMS Energy Corporation

impairment charge of $169 million on our investment in GasAtacama compared to a net impairment charge of $385 million associated with the MCV Partnership recorded in 2005. Also contributing to the improvement was the positive impact at our electric utility due to increased revenue from an electric rate order, the return to full service-rates of customers previously using alternative energy suppliers, and the expiration of rate caps in December 2005. These improvements were offset partially by mark-to-market losses on long-term gas contracts and associated hedges at the MCV Partnership, which partially reduced gains reported in 2005, an increased loss at our gas utility primarily due to a reduction in deliveries resulting from customer conservation, and mark-to-market losses recorded in 2006 at CMS ERM and Taweelah versus gains recorded in 2005.

Specific changes to the net loss available to common stockholders for the three months ended September 30, 2006 versus 2005 were:

                                                                     In Millions
                                                                     -----------
-  reduction in asset impairment charges as we recorded a $169 million impairment on our GasAtacama investment in 2006 versus a $385 million impairment charge associated with the MCV
   Partnership in 2005,                                                 $216

-  increase in net income from our electric utility primarily due to an increase in revenue from an electric rate order, the return to full service-rates of customers previously using alternative energy suppliers, the expiration of rate caps in
   December 2005 offset partially by higher operating expense and
   lower deliveries due to milder weather,                                31

-  decrease in corporate interest due to reduced interest expense on lower debts levels in 2006, and the absence of premiums paid for the repurchase of a portion of our CMS 9.875 percent senior
   notes in 2005, offset partially by an increase in legal fees,           6

-  decrease in earnings from other activities at the MCV
   Partnership as mark-to-market losses on long-term gas contracts and associated hedges, which partially reduced gains recorded in 2005, more than offset the recognition of a property tax
   refund,                                                               (39)

-  mark-to-market losses at CMS ERM in 2006 versus gains in 2005,        (17)

-  decrease in net income from equity earnings at Enterprises primarily due to mark-to-market losses at Taweelah in 2006
   versus gains in 2005,                                                 (17)

-  absence of income tax benefits recorded in 2005 at Enterprises
   resulting from the American Jobs Creation Act of 2004,                (10)

-  additional decrease in net income from Enterprises primarily due to a loss on the termination of prepaid gas contracts and
   higher maintenance expense, and                                        (4)

-  decrease in net income from our gas utility primarily due to a reduction in deliveries resulting from increased customer
   conservation efforts and the effect of the annual unbilled gas volume analysis, which resulted in a decrease of accrued gas revenues in 2006 compared to increase in accrued gas revenues
   in 2005.                                                               (4)
                                                                        ----
Total Change                                                            $162
                                                                        ====


                                      CMS-6

                                                          CMS Energy Corporation

                                                 In Millions (except for
                                                   per share amounts)
                                                ------------------------
Nine months ended September 30                   2006     2005    Change
------------------------------                  ------   ------   ------
Net Loss Available to Common Stockholders       $  (58)  $  (88)  $  30
Basic Earnings Per Share                        $(0.26)  $(0.42)  $0.16
Diluted Earnings Per Share                      $(0.26)  $(0.42)  $0.16
                                                ------   ------   -----
Electric Utility                                $  159   $  141   $  18
Gas Utility                                         14       39     (25)
Enterprises (Includes the MCV Partnership and
   the FMLP interests)                            (177)    (126)    (51)
Corporate Interest and Other                       (58)    (142)     84
Discontinued Operations                              4        -       4
                                                ------   ------   -----
Net Loss Available to Common Stockholders       $  (58)  $  (88)  $  30
                                                ======   ======   =====

For the nine months ended September 30, 2006, net loss available to common stockholders was $58 million compared to a net loss of $88 million for 2005. The decreased net loss primarily reflects a lower asset impairment charge in 2006 versus 2005. In the third quarter of 2006, we recorded a net impairment charge of $169 million on our investment in GasAtacama compared to a net impairment charge of $385 million associated with the MCV Partnership in 2005. Also contributing to the improvement were the positive impacts at our electric utility of increased revenue from an electric rate order, the return to full service-rates of customers previously using alternative energy suppliers, and the expiration of rate caps in December 2005. Further contributing to the improvement was a $62 million impact from the resolution of an IRS income tax audit in 2006. The audit resolution resulted in an increase to net income of $46 million at our corporate interest and other segment, $8 million at Enterprises, $4 million at the electric utility, $3 million at the gas utility, and $1 million in discontinued operations.

These improvements were offset partially by mark-to-market losses on long-term gas contracts and associated hedges at the MCV Partnership, which partially reduced gains reported in 2005. The improvements were also offset partially by the absence of income tax benefits recorded in 2005 at Enterprises resulting from the American Jobs Creation Act of 2004, and an increased loss at our gas utility due to a reduction in deliveries resulting from customer conservation and warmer weather in 2006.


                                      CMS-7

                                                          CMS Energy Corporation

Specific changes to the net loss available to common stockholders for the nine months ended September 30, 2006 versus 2005 were:

                                                                     In Millions
                                                                     -----------
-  reduction in asset impairment charges as we recorded a $169 million impairment on our GasAtacama investment in 2006 versus a $385 million impairment charge associated with the MCV
   Partnership in 2005,                                                 $216

-  effects of the resolution of an IRS income tax audit on
   corporate and Enterprises income taxes, primarily for the
   restoration and the utilization of income tax credits,                 54

-  increase in net income from our electric utility primarily due to an increase in revenue from an electric rate order, the return to full service-rates of customers previously using alternative energy suppliers, the expiration of rate caps in
   December 2005 offset partially by higher operating expense and
   lower deliveries due to milder weather,                                18

-  additional reduction in corporate interest and other expenses primarily due to lower debt retirement charges, a decrease in general taxes, and an insurance reimbursement received in June
   2006 for previously incurred legal expenses,                           38

-  decrease in earnings from other activities at the MCV
   Partnership as mark-to-market losses on long-term gas contracts and associated hedges, which partially reduced gains recorded in 2005, more than offset the recognition of a property tax
   refund in 2006,                                                      (161)

-  mark-to-market losses at CMS ERM in 2006 versus gains in 2005,        (57)

-  absence of income tax benefits recorded in 2005 at Enterprises
   resulting from the American Jobs Creation Act of 2004,                (33)

-  decrease in net income from our gas utility primarily due to a reduction in deliveries resulting from increased customer
   conservation efforts and warmer weather in 2006, and                  (25)

-  decrease in net income from equity earnings at Enterprises primarily due to the establishment of a tax reserve related to some of our foreign investments and lower earnings at
   GasAtacama.                                                           (20)
                                                                        ----
Total Change                                                            $ 30
                                                                        ====


                                      CMS-8

                                                          CMS Energy Corporation

ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                                     In Millions
                                                            --------------------
September 30                                                2006   2005   Change
------------                                                ----   ----   ------
Three months ended                                          $ 93   $ 62     $31
Nine months ended                                           $159   $141     $18
                                                            ====   ====     ===

                                              Three Months Ended   Nine Months Ended
                                                 September 30,       September 30,
Reasons for the change:                          2006 vs. 2005       2006 vs. 2005
-----------------------                       ------------------   -----------------
Electric deliveries                                  $ 59                $ 178
Power supply costs and related revenue                 46                   58
Other operating expenses, other income, and
   non-commodity revenue                              (44)                (174)
Regulatory return on capital expenditures              (9)                 (30)
General taxes                                          (2)                  (3)
Interest charges                                       (1)                  (3)
Income taxes                                          (18)                  (8)
                                                     ----                -----
Total change                                         $ 31                $  18
                                                     ====                =====

ELECTRIC DELIVERIES: For the three months ended September 30, 2006, electric deliveries, excluding intersystem sales, decreased 0.3 billion kWh or 2.3 percent versus 2005. For the nine months ended September 30, 2006, electric deliveries, excluding intersystem sales, decreased 0.6 billion kWh or 2.0 percent versus 2005. The decrease in electric deliveries for both periods is primarily due to weather. Despite lower electric deliveries, electric delivery revenue increased primarily due to an electric rate order, increased surcharge revenue, and the return to full-service rates of customers previously using alternative energy suppliers (ROA customer deliveries). These three issues, and their relative impact on electric delivery revenue, are discussed in the following paragraphs.

Electric Rate Order: In December 2005, the MPSC issued an order authorizing an annual rate increase of $86 million for service rendered on and after January 11, 2006. As a result of this order, electric delivery revenues increased $24 million for the three months ended September 30, 2006 and $67 million for the nine months ended September 30, 2006 versus the same periods in 2005.

Surcharge Revenue: Effective January 1, 2006, we started collecting a surcharge that the MPSC authorized under Section 10d(4) of the Customer Choice Act. This surcharge increased electric delivery revenue by $15 million for the three months ended September 30, 2006 and $38 million for the nine months ended September 30, 2006 versus the same periods in 2005. In addition, on January 1, 2006, we began recovering customer choice transition costs from our residential customers, thereby increasing electric delivery revenue by another $4 million for the three months ended September 30, 2006 and $9 million for the nine months ended September 30, 2006 versus the same periods in 2005.


                                      CMS-9

                                                          CMS Energy Corporation

ROA Customer Deliveries: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At September 30, 2006, alternative electric suppliers were providing 308 MW of generation service to ROA customers. This amount represents a decrease of 60 percent of ROA load compared to the end of September 2005. The return of former ROA customers to full-service rates increased electric revenues $12 million for the three months ended September 30, 2006 and $40 million for the nine months ended September 30, 2006 versus the same periods in 2005.

POWER SUPPLY COSTS AND RELATED REVENUE: In 2005, power supply costs exceeded power supply revenue due to rate caps for our residential customers. Rate caps for our residential customers expired on December 31, 2005. In 2006, the absence of rate caps allows us to record power supply revenue to offset fully our power supply costs. Our ability to recover these power supply costs resulted in a $46 million increase to electric revenue for the three months ended September 30, 2006 and $58 million for the nine months ended September 30, 2006 versus the same periods in 2005.

OTHER OPERATING EXPENSES, OTHER INCOME, AND NON-COMMODITY REVENUE: For the three months ended September 30, 2006, other operating expenses increased $48 million, and non-commodity revenue increased $4 million versus 2005. For the nine months ended September 30, 2006, other operating expenses increased $183 million, other income increased $8 million, and non-commodity revenue increased $1 million versus 2005.

The increase in other operating expenses reflects higher operating and maintenance, customer service, depreciation and amortization, and pension and benefit expenses.

For the three months ended September 30, 2006, operating and maintenance expense increased primarily due to higher storm restoration costs. For the nine months ended September 30, 2006, operating and maintenance expense increased primarily due to costs related to a planned refueling outage at our Palisades nuclear plant, higher tree trimming, and storm restoration costs.

Higher customer service expense reflects contributions, beginning in January 2006 pursuant to a December 2005 MPSC order, to a fund that provides energy assistance to low-income customers. Depreciation and amortization expense increased due to higher plant in service and greater amortization of certain regulatory assets. Pension and benefit expense reflects changes in actuarial assumptions in 2005, and the latest collective bargaining agreement between the Utility Workers Union of America and Consumers.

For the three months ended September 30, 2006, the increase in non-commodity revenue was primarily due to an increase in capital-related services provided to METC in 2006 versus 2005.

For the nine months ended September 30, 2006, the increase in other income was primarily due to higher interest income and the absence, in 2006, of expenses recorded in 2005 associated with the early retirement of debt. The increase in non-commodity revenue was primarily due to an increase in miscellaneous service revenues offset partially by a decrease in capital-related services provided to METC in 2006 versus 2005.

REGULATORY RETURN ON CAPITAL EXPENDITURES: The $9 million decrease for the three months ended September 30, 2006 and $30 million decrease for the nine months ended September 30, 2006 versus the same periods in 2005, were both due to lower income associated with recording a return on capital expenditures in excess of our depreciation base as allowed by the Customer Choice Act. In December 2005, the MPSC issued an order that authorized us to recover $333 million of Section 10d(4) costs. The order authorized recovery of a lower level of costs versus the level used to record 2005 income.


                                     CMS-10

                                                          CMS Energy Corporation

GENERAL TAXES: For the three months ended September 30, 2006, the increase in general taxes reflects higher MSBT expense and higher property tax expense. For the nine months ended September 30, 2006, the increase in general taxes reflects higher MSBT expense, offset partially by lower property tax expense.

INTEREST CHARGES: For the three months ended September 30, 2006, interest charges increased due to higher associated company interest expense, offset partially by a 3 basis point reduction in the average rate of interest on our debt and lower average debt levels versus the same period in 2005. For the nine months ended September 30, 2006, interest charges increased primarily due to an IRS income tax audit settlement. The settlement recognized that Consumers' taxable income for prior years was higher than originally filed, resulting in interest on the tax liability for these prior years.

INCOME TAXES: For the three months ended September 30, 2006, income taxes increased versus 2005 primarily due to higher earnings by the electric utility. For the nine months ended September 30, 2006, income taxes increased versus 2005 primarily due to higher earnings by the electric utility, offset partially by the resolution of an IRS income tax audit, which resulted in a $4 million income tax benefit caused by the restoration and utilization of income tax credits.

GAS UTILITY RESULTS OF OPERATIONS

                                                                     In Millions
                                                            --------------------
September 30                                                2006   2005   Change
------------                                                ----   ----   ------
Three months ended                                          $(20)  $(16)   $ (4)
Nine months ended                                           $ 14   $ 39    $(25)
                                                            ====   ====    ====

                                               Three Months Ended   Nine Months Ended
                                                  September 30,       September 30,
Reasons for the change:                           2006 vs.2005         2006 vs.2005
-----------------------                        ------------------   -----------------
Gas deliveries                                        $(13)               $(49)
Gas wholesale and retail services, other gas
   revenues and other income                             9                  20
Operation and maintenance                                3                   1
General taxes and depreciation                           -                  (5)
Interest charges                                        (3)                 (6)
Income taxes                                             -                  14
                                                      ----                ----
Total change                                          $ (4)               $(25)
                                                      ====                ====

GAS DELIVERIES: For the three months ended September 30, 2006, gas deliveries, including miscellaneous transportation to end-use customers, decreased 1 bcf or
5.4 percent. This decrease reflects the impact of the annual unbilled gas volume analysis on 2006 results. In 2006, this analysis supported a decrease in gas volumes. In 2005, this annual analysis led to a slight increase in gas volumes.

For the nine months ended September 30, 2006, gas deliveries, including miscellaneous transportation to end-use customers, decreased 29 bcf or 13.3 percent. The decrease in gas deliveries was primarily due to warmer weather in 2006 versus 2005 and increased customer conservation efforts in response to higher gas prices.


                                     CMS-11

                                                          CMS Energy Corporation

GAS WHOLESALE AND RETAIL SERVICES, OTHER GAS REVENUES AND OTHER INCOME: For the three and nine months ended September 30, 2006, the increase primarily reflects higher pipeline revenues and other income capacity optimization in 2006 versus 2005.

OPERATION AND MAINTENANCE: For the three and nine months ended September 30, 2006, operation and maintenance expenses decreased versus 2005 primarily due to lower operating expenses offset partially by higher pension and benefit and customer service expenses. Pension and benefit expense reflects changes in actuarial assumptions in 2005 and the latest collective bargaining agreement between the Utility Workers Union of America and Consumers. Customer service expense increased primarily due to higher uncollectible accounts expense.

GENERAL TAXES AND DEPRECIATION: For the nine months ended September 30, 2006, depreciation expense increased versus 2005 primarily due to higher plant in service. The increase in general taxes reflects higher MSBT expense, offset partially by lower property tax expense.

INTEREST CHARGES: For the three months ended September 30, 2006, interest charges increased due to higher GCR interest expense, offset partially by a 3 basis point reduction in the average rate of interest on our debt and lower average debt levels versus the same period in 2005. For the nine months ended September 30, 2006, interest charges increased primarily due to an IRS income tax audit settlement. The settlement recognized that Consumers' taxable income for prior years was higher than originally filed, resulting in interest on the tax liability for these prior years.

INCOME TAXES: For the nine months ended September 30, 2006, income taxes decreased versus 2005 primarily due to lower earnings by the gas utility and the resolution of an IRS income tax audit, which resulted in a $3 million income tax benefit caused by the restoration and utilization of income tax credits.


                                     CMS-12

                                                          CMS Energy Corporation

ENTERPRISES RESULTS OF OPERATIONS



                                                                     In Millions
                                                          ----------------------
September 30                                               2006    2005   Change
------------                                              -----   -----   ------
Three months ended                                        $(132)  $(260)   $128
Nine months ended                                         $(177)  $(126)   $(51)
                                                          =====   =====    ====

                                                     Three Months Ended   Nine Months Ended
                                                        September 30,       September 30,
Reasons for the change:                                 2006 vs. 2005       2006 vs. 2005
-----------------------                              ------------------   -----------------
Operating revenues                                         $  (2)               $ 119
Cost of gas and purchased power                              (15)                (212)
Fuel costs mark-to-market at the MCV Partnership            (225)                (593)
Earnings from equity method investees                        (21)                 (30)
Gain on sale of assets                                         -                   (5)
Operation and maintenance                                    (10)                 (27)
General taxes, depreciation, and other income, net            84                  131
Asset impairment charges                                     945                  945
Fixed charges                                                  6                    9
Minority interest                                           (520)                (353)
Income taxes                                                (114)                 (35)
                                                           -----                -----
Total change                                               $ 128                $ (51)
                                                           =====                =====

OPERATING REVENUES: For the three months ended September 30, 2006, operating revenues decreased versus 2005 due to lower revenues at CMS ERM resulting from mark-to-market losses on power and gas contracts compared to gains on such items in 2005, and lower third-party financial revenues and power sales. These decreases were offset by increased revenue at our Takoradi plant, which is contracted to provide power when local hydro-generating plants are unable to meet demand, and increased customer demand at our South American facilities.

For the nine months ended September 30, 2006, operating revenues increased versus 2005 due to the impact of increased production at our Takoradi plant. Also contributing to the increase was increased customer demand at our South American facilities and increased third-party gas sales at CMS ERM. These increases were offset partially by lower revenues at CMS ERM due to mark-to-market losses on power and gas contracts compared to gains on such items in 2005 and lower third-party financial revenues and power sales.

COST OF GAS AND PURCHASED POWER: For the three and nine months ended September 30, 2006, cost of gas and purchased power increased versus 2005. The increase was primarily due to higher fuel costs related to increased production at Takoradi. Also contributing to the increase was higher fuel prices and an increase in fuel and power purchases in order to meet customer demand, primarily in South America. These increases were offset partially by decreases in the prices and volumes of gas sold by CMS ERM.


                                     CMS-13

                                                          CMS Energy Corporation

FUEL COSTS MARK-TO-MARKET AT THE MCV PARTNERSHIP: For the three months ended September 30, 2006, the fuel costs mark-to-market adjustments of certain long-term gas contracts and financial hedges at the MCV Partnership decreased operating earnings due to decreased gas prices compared to smaller losses in 2005.

For the nine months ended September 30, 2006, the fuel costs mark-to-market adjustments at the MCV Partnership decreased operating earnings due to the impact of gas prices on the market value of certain long-term gas contracts and financial hedges. In order to reflect the market value of these contracts and hedges, mark-to-market losses were recorded in 2006 to reduce partially gains recorded on these assets in 2005. The 2005 gains were primarily due to the marking-to-market of certain long-term gas contracts and financial hedges that, as a result of the implementation of the RCP, no longer qualified as normal purchases or cash flow hedges.

EARNINGS FROM EQUITY METHOD INVESTEES: For the three months ended September 30, 2006, equity earnings decreased by $21 million versus 2005. This decrease was primarily due to mark-to-market losses on interest rate swaps associated with our investment in Taweelah, compared to gains recorded on these instruments in the same period of 2005. Also contributing to the decrease were lower earnings from our investment in Neyveli, due to the absence of a favorable revenue dispute settlement recorded in 2005, and lower earnings at GasAtacama from increased spot market power purchases due to gas shortages and higher interest rates.

Equity earnings for the nine months ended September 30, 2006 decreased $30 million versus 2005. The decrease was due to the establishment of a tax reserve related to some of our foreign investments and lower earnings at GasAtacama.

GAIN ON SALE OF ASSETS: For the nine months ended September 30, 2006, there were no gains or losses on asset sales compared to a $3 million gain on the sale of GVK and a $2 million gain on the sale of SLAP in 2005.

OPERATION AND MAINTENANCE: For the three months ended September 30, 2006, operation and maintenance expenses increased due to a loss recorded on the termination of the remaining prepaid gas contracts at CMS ERM and higher maintenance expenses.

For the nine months ended September 30, 2006, operation and maintenance expenses increased due to higher salaries and benefits, primarily at South American subsidiaries, increased expenditures related to prospecting initiatives, a loss recorded on the termination of the remaining prepaid gas contracts at CMS ERM, and higher maintenance expenses.

GENERAL TAXES, DEPRECIATION AND OTHER INCOME, NET: For the three months ended September 30, 2006, the net of general tax expense, depreciation and other income increased operating income compared to 2005. This was primarily due to the recognition of a property tax refund of $88 million at the MCV Partnership, offset partially by related appeal expenses of $16 million. Also contributing to the increase was lower depreciation expense at the MCV Partnership resulting from the impairment of property, plant, and equipment and higher interest income.

For the nine months ended September 30, 2006, the net of general tax expense, depreciation and other income increased operating income compared to 2005. This was primarily due to the recognition of a property tax refund of $88 million at the MCV Partnership, offset partially by related appeal expenses of $16 million. Also contributing to the increase was lower depreciation expense at the MCV Partnership resulting from the impairment of property, plant, and equipment and higher interest income and lower accretion expense related to the termination of the prepaid gas contracts at CMS ERM.


                                     CMS-14

                                                          CMS Energy Corporation

ASSET IMPAIRMENT CHARGES: For the three and nine months ended September 30, 2006, asset impairment charges decreased by $945 million versus the same periods in 2005. For the three and nine months ended September 30, 2006, a charge of $239 million was recorded for the impairment of our equity investment in GasAtacama and related notes receivable. For the three and nine months ended September 30, 2005, a charge of $1.184 billion was recorded for the impairment of property, plant, and equipment at the MCV Partnership.

FIXED CHARGES: For the three and nine months ended September 30, 2006, fixed charges decreased due to lower interest expenses at the MCV Partnership as the result of lower debt levels, offset partially by higher interest expense from an increase in subsidiary debt and interest rates.

MINORITY INTEREST: The allocation of profits to minority owners decreases our net income, and the allocation of losses to minority owners increases our net income. For the three months ended September 30, 2006, minority owners shared in a portion of the profits at our subsidiaries. For the three months ended September 30, 2005, minority owners shared in a portion of losses at our subsidiaries. The profits in 2006 and the losses in 2005 were primarily due to activities at the MCV Partnership.

For the nine months ended September 30, 2006, minority owners shared in a portion of the losses at our subsidiaries versus sharing in greater losses of these subsidiaries in 2005. The losses in 2006 and 2005 were primarily due to activities at the MCV Partnership.

INCOME TAXES: For the three months ended September 30, 2006, the income tax benefit was lower versus 2005 as the income tax benefits related to the impairment of our investment in GasAtacama, recorded in 2006, were less than the income tax benefits related to the impairment of property, plant, and equipment at the MCV Partnership recorded in 2005. Also contributing to the decrease was the absence of income tax benefits related to the American Jobs Creation Act recorded in 2005.

For the nine months ended September 30, 2006, the income tax benefit was lower versus 2005. In 2006, the impairment of our investment in GasAtacama and the resolution of an IRS income tax audit, primarily for the restoration and utilization of income tax credits, resulted in fewer benefits than the 2005 impairment of property, plant, and equipment at the MCV Partnership. Also contributing to the decrease was the absence of income tax benefits related to the American Jobs Creation Act recorded in 2005.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

                                                                     In Millions
                                                           ---------------------
September 30                                               2006    2005   Change
------------                                               ----   -----   ------
Three months ended                                         $(45)  $ (51)    $ 6
Nine months ended                                          $(58)  $(142)    $84
                                                           ====   =====     ===

For the three months ended September 30, 2006, corporate interest and other net expenses were $45 million, a decrease of $6 million versus the same period in 2005. The decrease reflects the absence of premiums paid for the repurchase of a portion of our CMS 9.875 percent senior notes in 2005 and reduced interest expense due to lower debt levels in 2006. The decrease was offset partially by increased legal fees.

For the nine months ended September 2006, corporate interest and other net expenses were $58 million, a decrease of $84 million versus the same period in 2005. The decrease reflects the resolution of an IRS income tax audit, which resulted in a $46 million income tax benefit primarily for the restoration and


                                     CMS-15

                                                          CMS Energy Corporation

utilization of income tax credits. Also contributing to the reduction in expenses were lower debt retirement charges and an insurance reimbursement received in June 2006 for previously incurred legal expenses.

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

The amount of income taxes we pay is subject to ongoing audits by federal, state, and foreign tax authorities, which can result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have provided adequately for any likely outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis. In July 2006, the FASB issued a new interpretation on the recognition and measurement of uncertain tax positions. For additional details, see the "New Accounting Standards Not Yet Effective"
section included in this MD&A.

ACCOUNTING FOR FINANCIAL AND DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES, AND MARKET RISK INFORMATION

FINANCIAL INSTRUMENTS: We account for investments in debt and equity securities using SFAS No. 115. For additional details on accounting for financial instruments, see Note 6, Financial and Derivative Instruments.

DERIVATIVE INSTRUMENTS: We account for derivative instruments in accordance with SFAS No. 133. Except as noted within this section, there have been no material changes to the accounting for derivative instruments since the year ended December 31, 2005. For additional details on accounting for derivatives, see
Note 6, Financial and Derivative Instruments.

To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third-party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require


                                     CMS-16

                                                          CMS Energy Corporation

various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. Changes in forward prices or volatilities could significantly change the calculated fair value of our derivative contracts. The cash returns we actually realize on these contracts may vary, either positively or negatively, from the results that we estimate using these models. As part of valuing our derivatives at market, we maintain reserves, if necessary, for credit risks arising from the financial condition of our counterparties.

The following table summarizes the interest rate and volatility rate assumptions we used to value these contracts at September 30, 2006:

                                                  Interest Rates (%)   Volatility Rates (%)
                                                  ------------------   --------------------
Long-term gas contracts associated with the MCV
   Partnership                                        5.08 - 5.37             32 - 88

Establishment of the Midwest Energy Market: In 2005, the MISO began operating the Midwest Energy Market. As a result, the MISO now centrally dispatches electricity and transmission service throughout much of the Midwest and provides day-ahead and real-time energy market information. At this time, we believe that the establishment of this market does not represent the development of an active energy market in Michigan, as defined by SFAS No. 133. As the Midwest Energy Market matures, we will continue to monitor its activity level and evaluate whether or not an active energy market may exist in Michigan. If an active market develops in the future, some of our electric purchase and sale contracts may qualify as derivatives. However, we believe that we would be able to apply the normal purchases and sales exception of SFAS No. 133 to the majority of these contracts (including the MCV PPA) and, therefore, would not be required to mark these contracts to market.

Derivatives Associated with the MCV Partnership: Certain of the MCV Partnership's long-term gas contracts, as well as its futures, options, and swaps, are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. The changes in fair value recorded to earnings in 2006 were as follows:

                                                                     In Millions
                                          --------------------------------------
                                                           2006
                                          -------------------------------------
                                           First     Second    Third    Year to
                                          Quarter   Quarter   Quarter     Date
                                          -------   -------   -------   -------
Long-term gas contracts                    $(111)    $(34)     $(16)     $(161)
Related futures, options, and swaps          (45)      (8)      (12)       (65)
                                           -----     ----      ----      -----
Total                                      $(156)    $(42)     $(28)     $(226)
                                           =====     ====      ====      =====

These losses, shown before consideration of tax effects and minority interest, are included in the total Fuel costs mark-to-market at the MCV Partnership on our Consolidated Statements of Income (Loss). Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on both its long-term gas contracts and its futures, options, and swap contracts, since gains and losses will be recorded each quarter. We will continue to record these gains and losses in our consolidated financial statements until we close the sale of our interest in the MCV Partnership.

We have recorded derivative assets totaling $30 million associated with the fair value of all of these contracts on our Consolidated Balance Sheets at September 30, 2006. The MCV Partnership expects almost all of these assets, which represent cumulative net mark-to-market gains, to reverse as losses through earnings during 2007 and 2008 as the gas is purchased and the futures, options, and swaps settle, with the remainder reversing between 2009 and 2011. Due to the impairment of the MCV Facility and


                                     CMS-17

                                                          CMS Energy Corporation

subsequent losses, the value of the equity held by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since we are one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative equity. As the MCV Partnership recognizes future losses from the reversal of these derivative assets, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share, but only until we close the sale of our interest in the MCV Partnership.

In conjunction with the sale of our interest in the MCV Partnership, all of the long-term gas contracts and the related futures, options, and swaps will be sold. As a result, we will no longer record the fair value of these contracts on our Consolidated Balance Sheets and will not be required to recognize gains or losses related to changes in the fair value of these contracts on our Consolidated Statements of Income (Loss). Additionally, at September 30, 2006, we have recorded a cumulative net gain of $25 million, net of tax and minority interest, in Accumulated other comprehensive loss representing our proportionate share of mark-to-market gains and losses from cash flow hedges held by the MCV Partnership. At the date we close the sale, this amount, adjusted for any additional changes in fair value, will be reclassified and recognized in earnings.

Any changes in the fair value of these contracts recognized before the closing will not affect the sale price of our interest in the MCV Partnership. For additional details on the sale of our interest in the MCV Partnership, see the "Other Electric Utility Business Uncertainties - MCV Underrecoveries" section in this MD&A and Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies - The Midland Cogeneration Venture."

CMS ERM CONTRACTS: CMS ERM enters into and owns energy contracts as a part of activities considered to be an integral part of CMS Energy's ongoing operations. There have been no material changes to the accounting for CMS ERM's contracts since the year ended December 31, 2005.

We include the fair value of the derivative contracts held by CMS ERM in either Price risk management assets or Price risk management liabilities on our Consolidated Balance Sheets. The following tables provide a summary of these contracts at September 30, 2006:

                                                                    In Millions
                                                 -------------------------------
                                                 Non-Trading   Trading    Total
                                                 -----------   -------    -----
Fair value of contracts outstanding at
   December 31, 2005                               $(63)       $ 100      $  37
Fair value of new contracts when entered into
   during the period (a)                              -           (1)        (1)
Contracts realized or otherwise settled during
   the period                                       121(b)      (124)(c)     (3)
Other changes in fair value (d)                     (24)         (40)       (64)
                                                   ----        -----      -----
Fair value of contracts outstanding at
   September 30, 2006                              $ 34        $ (65)     $ (31)
                                                   ====        =====      =====

(a) Reflects only the initial premium payments (receipts) for new contracts. No unrealized gains or losses were recognized at the inception of any new contracts.

(b) During the third quarter of 2006, CMS ERM terminated certain non-trading gas contracts. CMS ERM had recorded derivative liabilities, representing cumulative unrealized mark-to-market losses, associated with these contracts. As the contracts are now settled, the related derivative liabilities are no longer included in the balance of CMS ERM's non-trading derivative contracts at September 30, 2006 and, as a result, that balance has changed significantly from December 31, 2005 and is now an asset.

(c) During the third quarter of 2006, CMS ERM terminated certain trading gas contracts. CMS ERM had


                                     CMS-18

                                                          CMS Energy Corporation

     recorded derivative assets, representing cumulative unrealized mark-to-market gains, associated with these contracts. As the contracts are now settled, the related derivative assets are no longer included in the balance of CMS ERM's trading derivative contracts at September 30, 2006 and, as a result, that balance has changed significantly from December 31, 2005 and is now a liability.

(d) Reflects changes in price and net increase (decrease) of forward positions as well as changes to present value and credit reserves.

Fair Value of Non-Trading Contracts at September 30, 2006                           In Millions
-----------------------------------------------------------------------------------------------
                                                               Maturity (in years)
                                       Total     ----------------------------------------------
Source of Fair Value                Fair Value   Less than 1   1 to 3   4 to 5   Greater than 5
--------------------                ----------   -----------   ------   ------   --------------
Prices actively quoted                  $ -          $ -         $ -      $ -          $ -
Prices obtained from external
   sources or based on models and
   other valuation methods               34           12          22        -            -
                                        ---          ---         ---      ---          ---
Total                                   $34          $12         $22      $ -          $ -
                                        ===          ===         ===      ===          ===

Fair Value of Trading Contracts at September 30, 2006                               In Millions
-----------------------------------------------------------------------------------------------
                                                               Maturity (in years)
                                       Total     ----------------------------------------------
Source of Fair Value                Fair Value   Less than 1   1 to 3   4 to 5   Greater than 5
--------------------                ----------   -----------   ------   ------   --------------
Prices actively quoted                 $(44)        $(14)       $(29)    $(1)          $ -
Prices obtained from external
   sources or based on models and
   other valuation methods              (21)         (12)         (9)      -             -
                                       ----         ----        ----     ----          ---
Total                                  $(65)        $(26)       $(38)    $(1)          $ -
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

Interest Rate Risk Sensitivity Analysis (assuming an increase in market interest rates of 10 percent):

                                                                         In Millions
                                              --------------------------------------
                                              September 30, 2006   December 31, 2005
                                              ------------------   -----------------
Variable-rate financing - before-tax annual
   earnings exposure                                 $  4                 $  4
Fixed-rate financing - potential REDUCTION
   in fair value (a)                                  203                  223

(a) Fair value reduction could only be realized if we repurchased all of our fixed-rate financing.

Certain equity method investees have entered into interest rate swaps. These instruments are not required to be included in the sensitivity analysis, but can have an impact on financial results.


                                     CMS-19

                                                          CMS Energy Corporation

Commodity Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

                                                                                             In Millions
                                                                  --------------------------------------
                                                                  September 30, 2006   December 31, 2005
                                                                  ------------------   -----------------
Potential REDUCTION in fair value:

   Non-trading contracts
      Gas supply option contracts                                         $ -                 $ 1
      CMS ERM gas forward contracts                                         3                   -
      Derivative contracts associated with the MCV Partnership:
         Long-term gas contracts                                           13                  39
         Gas futures, options, and swaps                                   27                  48

   Trading contracts
      Electricity-related option contracts                                  -                   2
      Electricity-related swaps                                            10                  13
      Gas-related option contracts                                          -                   1
      Gas-related swaps and futures                                         1                   4

Investment Securities Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

                                                                                          In Millions
                                                               --------------------------------------
                                                               September 30, 2006   December 31, 2005
                                                               ------------------   -----------------
Potential REDUCTION in fair value of available-for-sale
   equity securities (primarily SERP investments):                     $5                   $5

Consumers maintains trust funds, as required by the NRC, for the purpose of funding certain costs of nuclear plant decommissioning. At September 30, 2006 and December 31, 2005, these funds were invested primarily in equity securities, fixed-rate, fixed-income debt securities, and cash and cash equivalents, and are recorded at fair value on our Consolidated Balance Sheets. These investments are exposed to price fluctuations in equity markets and changes in interest rates. Because the accounting for nuclear plant decommissioning recognizes that costs are recovered through Consumers' electric rates, fluctuations in equity prices or interest rates do not affect our consolidated earnings or cash flows.

For additional details on market risk and derivative activities, see Note 6, Financial and Derivative Instruments. For additional details on nuclear plant decommissioning at Big Rock and Palisades, see the "Other Electric Utility Business Uncertainties - Nuclear Matters" section included in this MD&A.


                                     CMS-20

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

These accounting policies were disclosed in our 2005 Form 10-K/A and there have been no subsequent material changes.

CAPITAL RESOURCES AND LIQUIDITY

Factors affecting our liquidity and capital requirements are:

     -    results of operations,

     -    capital expenditures,

     -    energy commodity costs,

     -    contractual obligations,

     -    regulatory decisions,

     -    debt maturities,

     -    credit ratings,

     -    working capital needs, and

     -    collateral requirements.

During the summer months, we purchase natural gas and store it for resale primarily during the winter heating season. Although our prudent natural gas purchases are recoverable from our customers, the amount paid for natural gas stored as inventory requires additional liquidity due to the timing of the cost recoveries. We have credit agreements with our commodity suppliers and those agreements contain terms that have resulted in margin calls. Additional margin calls or other credit support may be required if agency ratings are lowered or if market conditions become unfavorable relative to our obligations to those parties.

Our current financial plan includes controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities. Due to the adverse impact of the MCV Partnership asset impairment charge recorded in 2005 and the MCV Partnership fuel cost mark-to-market charges during 2006, Consumers' ability to issue FMB as primary obligations or as collateral for financing is expected to be limited to $298 million through December 31, 2006. After December 31, 2006, Consumers' ability to issue FMB in excess of $298 million is based on achieving a two-times FMB interest coverage ratio.

We believe the following items will be sufficient to meet our liquidity needs:

     -    our current level of cash and revolving credit facilities,

     - our ability to access junior secured and unsecured borrowing capacity in the capital markets, and

     -    our anticipated cash flows from operating and investing activities.


                                     CMS-21

                                                          CMS Energy Corporation

In June 2006, Moody's affirmed our liquidity rating and revised the credit rating outlook for Consumers to stable from negative. In August and September 2006, Moody's upgraded Consumers' and CMS Energy's credit ratings.

We have not made a specific determination concerning the reinstatement of common stock dividends. The Board of Directors may reconsider or revise its dividend policy based upon certain conditions, including our results of operations, financial condition, capital requirements, and contingent liabilities as well as other relevant factors.

CASH POSITION, INVESTING, AND FINANCING

Our operating, investing, and financing activities meet consolidated cash needs. At September 30, 2006, $529 million consolidated cash was on hand, which includes $70 million of restricted cash and $83 million from entities consolidated pursuant to FASB Interpretation No. 46(R).

Our primary ongoing source of cash is dividends and other distributions from our subsidiaries. For the nine months ended September 30, 2006, Consumers paid $71 million in common stock dividends to CMS Energy.

SUMMARY OF CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     In Millions
                                                                   -------------
Nine months ended September 30                                      2006    2005
------------------------------                                     -----   -----
Net cash provided by (used in):
   Operating activities                                            $ 436   $ 567
   Investing activities                                             (436)   (362)
                                                                   -----   -----
Net cash provided by operating and investing activities                -     205
   Financing activities                                             (389)    (82)
Effect of exchange rates on cash                                       1       1
                                                                   -----   -----
Net Increase (Decrease) in Cash and Cash Equivalents               $(388)  $ 124
                                                                   =====   =====

OPERATING ACTIVITIES: For the nine months ended September 30, 2006, net cash provided by operating activities was $436 million, a decrease of $131 million versus 2005. This was the result of decreases in the MCV Partnership gas supplier funds on deposit and accounts payable. These changes were offset partially by a decrease in accounts receivable, reduced inventory purchases, cash proceeds from the sale of excess sulfur dioxide allowances, and a return of funds formerly held as collateral under certain gas hedging arrangements. The decrease in the MCV Partnership gas supplier funds on deposit was the result of refunds to suppliers from decreased exposure due to declining gas prices in 2006. The decrease in accounts payable was mainly due to payments for higher priced gas that were accrued at December 31, 2005. The decrease in accounts receivable was primarily due to the increased sales of accounts receivable in 2006, the collection of receivables in 2006 reflecting higher gas prices billed during the latter part of 2005, and the expiration of emergency rules initiated by the MPSC, which delayed customer payments during the heating season.

INVESTING ACTIVITIES: For the nine months ended September 30, 2006, net cash used in investing activities was $436 million, an increase of $74 million versus 2005. This was primarily due to the absence of short-term investment proceeds, the absence of proceeds from asset sales, an increase in capital expenditures, and an increase in notes receivable. This activity was offset by the release of restricted cash in February 2006, which we used to extinguish long-term debt-related parties.


                                     CMS-22

                                                          CMS Energy Corporation

FINANCING ACTIVITIES: For the nine months ended September 30, 2006, net cash used in financing activities was $389 million, an increase of $307 million versus 2005. This was primarily due to a decrease in proceeds from common stock issuances of $271 million.

For additional details on long-term debt activity, see Note 4, Financings and Capitalization.

OBLIGATIONS AND COMMITMENTS

DIVIDEND RESTRICTIONS: For details on dividend restrictions, see Note 4, Financings and Capitalization.

OFF-BALANCE SHEET ARRANGEMENTS: CMS Energy and certain of its subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third-parties. These arrangements include indemnifications, letters of credit, surety bonds, and financial and performance guarantees. For details on guarantee arrangements, see Note 3, Contingencies, "Other Contingencies - FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

REVOLVING CREDIT FACILITIES: For details on revolving credit facilities, see
Note 4, Financings and Capitalization.

SALE OF ACCOUNTS RECEIVABLE: For details on the sale of accounts receivable, see
Note 4, Financings and Capitalization.

OUTLOOK

CORPORATE OUTLOOK

Over the next few years, our business strategy will focus on managing cash flow issues, reducing parent company debt, growing earnings, reducing risk, and positioning us to make new investments that complement our strengths.

ELECTRIC UTILITY BUSINESS OUTLOOK

GROWTH: Summer 2006 temperatures were higher than historical averages, leading to increased deliveries to electric customers. The summer 2006 also posted record peak demand surpassing the record peak demand set in 2005 by five percent. In 2006, we project annual electric deliveries will decline about one percent from 2005 levels. This short-term outlook assumes a stabilizing economy and normal weather conditions for the fourth quarter of 2006.

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

ELECTRIC RESERVE MARGIN: We are currently planning for a reserve margin of approximately 11 percent for summer 2007, or supply resources equal to 111 percent of projected firm summer peak load. Of the


                                     CMS-23

                                                          CMS Energy Corporation

2007 supply resources target of 111 percent, we expect 96 percent to come from our electric generating plants and long-term power purchase contracts, and 15 percent to come from other contractual arrangements. We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2007 through 2010. As a result, we recognized an asset of $63 million for unexpired capacity and energy contracts at September 30, 2006. Upon the completion of the sale of the Palisades plant, the power purchase agreement will offset, for the 15-year term of the agreement, the reduction in the owned capacity represented by the Palisades plant.

The MCV PPA is not affected by our agreement to sell our interest in the MCV Partnership. After September 15, 2007, we expect to exercise our claim for relief under the regulatory out provision in the MCV PPA. If we are successful in exercising our claim, the MCV Partnership has the right to terminate the MCV PPA, which could affect our reserve margin status. The MCV PPA represents 15 percent of our 2007 supply resources target.

ELECTRIC TRANSMISSION EXPENSES: METC, which provides electric transmission service to us, increased substantially the transmission rates it charges us in 2006. The increased rates are subject to refund and to reduction based on the outcome of hearings at the FERC scheduled for December 2006. Recovery of a portion of these costs is included in our approved 2006 PSCR plan. The PSCR process allows recovery of all reasonable and prudent power supply costs. However, we cannot predict when recovery of the transmission costs associated with the rate increase will commence. To the extent that we incur and are unable to collect these increased costs in a timely manner, our cash flows from electric utility operations will be affected negatively. For additional details, see Note 3, Contingencies, "Consumers' Electric Utility Rate Matters - Power Supply Costs."

In May 2006, ITC, a company that operates electric transmission facilities through a wholly owned subsidiary, including the transmission system within Detroit Edison's territory, filed an application with the FERC to acquire METC. The FERC subsequently delayed hearings concerning the METC transmission rates. In October 2006, ITC's acquisition of METC was completed. We are unable to predict the nature and timing of any action by the FERC on transmission rates but we will continue to participate in the FERC proceeding concerning the METC transmission rates.

INDUSTRIAL REVENUE OUTLOOK: Our electric utility customer base includes a mix of residential, commercial, and diversified industrial customers. In March 2006, Delphi Corporation, a large industrial customer of Consumers with six facilities in our service territory, announced plans to sell or close all but one of their manufacturing operations in Michigan as part of their bankruptcy restructuring. Our electric utility operations are not dependent upon a single customer, or even a few customers, and customers in the automotive sector constitute four percent of our total electric revenue. In addition, returning former ROA industrial customers will benefit our electric utility revenue. However, we cannot predict the impact of these restructuring plans or possible future actions by other industrial customers.

THE ELECTRIC CAPACITY NEED FORUM: In January 2006, the MPSC Staff issued a report on future electric capacity in the state of Michigan. The report indicated that existing generation resources are adequate in the short term, but could be insufficient to maintain reliability standards by 2009. The report also indicated that new coal-fired baseload generation may be needed by 2011. The MPSC Staff recommended an approval and bid process for new power plants. To address revenue stability risks, the MPSC Staff also proposed a special reliability charge that a utility would assess on all electric distribution customers. In April 2006, the governor of Michigan issued an executive directive calling for the development of a comprehensive energy plan for the state of Michigan. The directive calls for the Chairman of the MPSC, working in cooperation with representatives from the public and private sectors, to make recommendations on Michigan's energy policy by the end of 2006. We will continue to participate as the MPSC addresses


                                     CMS-24

                                                          CMS Energy Corporation

future electric capacity needs.

BURIAL OF OVERHEAD POWER LINES: The City of Taylor, a municipality located in Wayne County, Michigan, passed an ordinance that required Detroit Edison to bury a section of overhead power lines at Detroit Edison's expense. In September 2004, the Michigan Court of Appeals upheld a lower court decision affirming the legality of the ordinance over Detroit Edison's objections. Other municipalities in our service territory adopted, or proposed the adoption of, similar ordinances. Detroit Edison appealed the Michigan Court of Appeals ruling to the Michigan Supreme Court. In May 2006, the Michigan Supreme Court ruled in favor of Detroit Edison. The Court found that the MPSC has primary jurisdiction over this issue and accordingly, the Taylor ordinance is subject to any applicable rules and regulations of the MPSC, including issues concerning who should bear the expense of underground facilities. If incurred, we would seek recovery of such costs from the municipality, or from our customers located in the municipality, subject to MPSC approval.

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

Clean Air Act: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $835 million. As of September 2006, we have incurred $660 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $175 million of capital expenditures will be made in 2006 through 2011. In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $4 million per year, which we expect to recover from our customers through the PSCR process.

Clean Air Interstate Rule: In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. We plan to meet this rule by year round operation of our selective catalytic reduction control technology units and installation of flue gas desulfurization scrubbers at an estimated total cost of $960 million, to be incurred by 2014.

Clean Air Mercury Rule: Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. Based on current technology, we anticipate our capital costs for mercury emissions reductions required by Phase I of the Clean Air Mercury Rule to be less than $50 million and these reductions implemented by 2010. Phase II requirements of the Clean Air Mercury Rule are not yet known and a cost estimate has not been determined.


                                     CMS-25

                                                          CMS Energy Corporation

In April 2006, Michigan's governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. We are working with the MDEQ on the details of these rules. We will develop a cost estimate when the details of these rules are determined.

Greenhouse gases: Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases, including potentially carbon dioxide. We cannot predict whether any federal mandatory greenhouse gas emission reduction rules ultimately will be enacted, or the specific requirements of any of these rules and their effect on our operations and financial results. Also, the U.S. Supreme Court has agreed to hear a case claiming that the EPA is required by the Clean Air Act to consider regulating carbon dioxide emissions from automobiles. The EPA asserts that it lacks authority to regulate carbon dioxide emissions. If the Supreme Court finds that the EPA has authority to regulate carbon dioxide emissions in this case, it could result in new federal carbon dioxide regulations for other industries, including the utility industry.

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

Water: In March 2004, the EPA issued rules that govern electric generating plant cooling water intake systems. The rules require significant reduction in fish killed by operating equipment. Fish kill reduction studies are required to be submitted to the EPA in 2007 and 2008. EPA compliance options in the rule are currently being challenged in court and we will finalize our cost estimates in early 2007, when a decision on the final rule is anticipated. We expect to implement the EPA approved process from 2009 to 2011.

For additional details on electric environmental matters, see Note 3, Contingencies, "Consumers' Electric Utility Contingencies - Electric Environmental Matters."

COMPETITION AND REGULATORY RESTRUCTURING: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At September 30, 2006, alternative electric suppliers were providing 308 MW of generation service to ROA customers, which represents four percent of our total distribution load. It is difficult to predict future ROA customer trends.

Section 10d(4) Regulatory Assets: In December 2005, the MPSC issued an order that authorized us to recover $333 million in Section 10d(4) costs. Instead of collecting these costs evenly over five years, the order instructed us to collect 10 percent of the regulatory asset total in the first year, 15 percent in the second year, and 25 percent in each of the third, fourth, and fifth years. In January 2006, we filed a petition for rehearing with the MPSC that disputed the aspect of the order dealing with the timing of our collection of these costs. In April 2006, the MPSC issued an order that denied our petition for rehearing.

Stranded Costs: Prior MPSC orders adopted a mechanism pursuant to the Customer Choice Act to provide recovery of Stranded Costs that occur when customers leave our system to purchase electricity from alternative suppliers. In November 2005, we filed an application with the MPSC related to the determination of 2004 Stranded Costs. Applying the Stranded Cost methodology used in prior MPSC


                                     CMS-26

                                                          CMS Energy Corporation

orders, we concluded that we experienced Stranded Costs in 2004; however, we also concluded that these costs were offset completely by our net sales of excess power into the bulk electricity market. In September 2006, the MPSC issued an order approving our proposal and the resulting conclusion that our Stranded Costs for 2004 were fully offset by wholesale sales into the bulk electricity market. The MPSC also determined that this order completes the series of Stranded Cost cases resulting from the Customer Choice Act.

Through and Out Rates: From December 2004 to March 2006, we paid a transitional charge pursuant to a FERC order eliminating regional "through and out" rates. In May 2006, the FERC approved an agreement between the PJM RTO transmission owners and Consumers concerning these transitional charges. The agreement resolves all issues regarding transitional charges for Consumers and eliminates the potential for refunds or additional charges to Consumers. In May 2006, Baltimore Gas & Electric filed a notice of withdrawal from the settlement. Consumers, PJM, and others filed responses with the FERC on this matter. The FERC has not ruled on whether the notice of withdrawal is effective, but we do not believe this action will have any material impact on us.

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

Sale of our Interest in the MCV Partnership and the FMLP: In July 2006, we reached an agreement to sell 100 percent of the stock of CMS Midland, Inc. and CMS Midland Holdings Company to an affiliate of GSO Capital Partners and Rockland Capital Energy Investments for $60.5 million. These Consumers' subsidiaries hold our interests in the MCV Partnership and the FMLP. The sales agreement calls for the purchaser, an affiliate of GSO Capital Partners and Rockland Capital Energy Investments, to pay $85 million, subject to certain conditions and reimbursement rights, if Dow terminates an agreement under which it is provided power and steam by the MCV Partnership. The purchaser will secure their reimbursement obligation with an irrevocable letter of credit of up to $85 million. The MCV PPA and the associated customer rates are not affected by the sale. We are targeting to close the sale before the end of 2006. The sale is subject to various regulatory approvals, including the MPSC's approval and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The MPSC has established a contested case proceeding schedule, which will allow for a decision from the MPSC by the end of 2006. In October 2006, we reached a settlement agreement with the MPSC Staff and the parties involved, which recommends that the MPSC grant all authorizations necessary to complete the sale of our interests in the MCV Partnership and the FMLP. The MPSC's approval of the settlement agreement is required for it to become effective. We cannot predict the timing or the outcome of the MPSC's decision. We further cannot predict with certainty whether or when this transaction will be completed.

For additional details on the sale of our interests in the MCV Partnership and the FMLP, see Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies - The Midland Cogeneration Venture".

Financial Condition of the MCV Partnership: Under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost


                                     CMS-27

                                                          CMS Energy Corporation

of natural gas. Historically high natural gas prices have caused the MCV Partnership to reevaluate the economics of operating the MCV Facility and to record an impairment charge in 2005. If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its obligations under the sale and leaseback transactions and other contracts.

Underrecoveries related to the MCV PPA: Further, the cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate cash underrecoveries of capacity and fixed energy payments of $56 million in 2006 and $39 million in 2007. However, our direct savings from the RCP, after allocating a portion to customers, are used to offset a portion of our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The effect of any such action would be to:

     - reduce cash flow to the MCV Partnership, which could have an adverse effect on the MCV Partnership's financial performance, and

     -    eliminate our underrecoveries of capacity and fixed energy payments.

In addition, the MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may also further affect negatively the financial performance of the MCV Partnership, if such action resulted in us claiming additional relief under the regulatory out provision. The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out provision after September 15, 2007. We believe that the provision is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out provision, the MCV Partnership has the right to terminate the MCV PPA. If the MCV Partnership terminates the MCV PPA, we would seek to replace the lost capacity to maintain an adequate electric reserve margin. This could involve entering into a new PPA and (or) entering into electric capacity contracts on the open market. We cannot predict our ability to enter into such contracts at a reasonable price. We are also unable to predict regulatory approval of the terms and conditions of such contracts, or that the MPSC would allow full recovery of our incurred costs.

For additional details on the MCV Partnership, see Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies - The Midland Cogeneration Venture."

NUCLEAR MATTERS: Sale of Nuclear Assets: In July 2006, we reached an agreement to sell Palisades and the Big Rock Independent Spent Fuel Storage Installation (ISFSI) to Entergy for $380 million. Under the agreement, if the transaction does not close by March 1, 2007, the purchase price will be reduced by approximately $80,000 per day with additional costs if the deal does not close by June 1, 2007. Based on the MPSC's published schedule for the contested case proceedings regarding this transaction, the sale is targeted to close by May 1, 2007. This two-month delay in the originally anticipated March 1, 2007 closing date would result in a purchase price reduction of approximately $5 million. We estimate that the Palisades sale will result in a $31 million premium above the Palisades asset values at the anticipated closing date after accounting for estimated sales-related costs. This premium is expected to benefit our customers.

Entergy will assume responsibility for the future decommissioning of the plant and for storage and disposal of spent nuclear fuel. We will be required to pay Entergy $30 million for accepting the responsibility for the storage and disposal of the Big Rock ISFSI. At the anticipated date of close, decommissioning trust assets are estimated to be $587 million. We will retain $205 million of these funds at the time of close and will be entitled to receive a return of an additional $130 million, pending either a


                                     CMS-28

                                                          CMS Energy Corporation

favorable federal tax ruling regarding the release of the funds or, if no such ruling is issued, after decommissioning of the Palisades site is complete. These estimates increased approximately $20 million compared to second quarter 2006 estimates primarily because of market appreciation during the third quarter of 2006. The disposition of the retained and receivable nuclear decommissioning funds is subject to regulatory approval. We expect that a significant portion of the proceeds will be used to benefit our customers. We plan to use the cash that we retain from the sale to reduce utility debt.

As part of the transaction, Entergy will sell us 100 percent of the plant's output up to its current capacity of 798 MW under a 15-year power purchase agreement. During the term of the power purchase agreement, Entergy is obligated to supply, and we are obligated to take, all capacity and energy from the Palisades plant, exclusive of uprates above the plant's presently specified capacity. When the plant is not operating or is derated, under certain circumstances, Entergy can elect to provide replacement power from another source at the rates set in the power purchase agreement. Otherwise, we would have to obtain replacement power from the market. However, we are only obligated to pay Entergy for capacity and energy actually delivered by Entergy either from the plant or from an allowable replacement source chosen by Entergy. If Entergy schedules a plant outage in June, July or August, Entergy is required to provide replacement power at power purchase agreement rates. There are significant penalties incurred by Entergy if the delivered energy fails to achieve a minimum capacity factor level during July and August. Over the term of the power purchase agreement, the pricing is structured such that Consumers' ratepayers will retain the benefits of the Palisades plant's low-cost nuclear generation.

The sale is subject to various regulatory approvals, including the MPSC's approval of the power purchase agreement, the FERC's approval for Entergy to sell power to us under the power purchase agreement and other related matters, and the NRC's approval of the transfer of the operating license to Entergy and other related matters. In October 2006, the Federal Trade Commission issued a notice that neither it nor the Department of Justice's Antitrust Division plan to take enforcement action on the sale. The final purchase price will be subject to various closing adjustments such as working capital and capital expenditure adjustments, adjustments for nuclear fuel usage and inventory, and the date of closing. However, the sale agreement can be terminated if the closing does not occur within 18 months of the execution of the agreement. The closing can be extended for up to six months to accommodate delays in receiving regulatory approval. We cannot predict with certainty whether or when the closing conditions will be satisfied or whether or when this transaction will be completed.

Big Rock: Decommissioning of the site is nearing completion. Demolition of the last remaining plant structure, the containment building, and removal of remaining underground utilities and temporary office structures was completed in August 2006. Final radiological surveys are now being completed to ensure that the site meets all requirements for free, unrestricted release in accordance with the NRC approved License Termination Plan (LTP) for the project. We anticipate NRC approval to return approximately 475 acres of the site, including the area formerly occupied by the nuclear plant, to a natural setting for unrestricted use by early 2007. An area of approximately 107 acres including the Big Rock ISFSI, where eight casks loaded with spent fuel and other high-level radioactive material are stored, is part of the sale of nuclear assets as previously discussed.

Palisades: The amount of spent nuclear fuel at Palisades exceeds the plant's temporary onsite wet storage pool capacity. We are using dry casks for temporary onsite dry storage to supplement the wet storage pool capacity. As of September 2006, we have loaded 29 dry casks with spent nuclear fuel.

Palisades' current license from the NRC expires in 2011. In March 2005, the NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. In October 2006, the NRC issued its final environmental impact statement on Palisades' license renewal. The NRC found that there were no environmental impacts that would preclude license renewal for an additional


                                     CMS-29

                                                          CMS Energy Corporation

20 years of operation. We expect a decision from the NRC on the license renewal application in 2007.

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


                                     CMS-30

                                                          CMS Energy Corporation

If the depreciation case order is issued after the gas general rate case order, we proposed to incorporate its results into the gas general rates using a surcharge mechanism, a process used to incorporate specialty items into customer rates.

2005 GAS RATE CASE: In July 2005, we filed an application with the MPSC seeking a 12 percent authorized return on equity along with a $132 million annual increase in our gas delivery and transportation rates. As part of this filing, we also requested interim rate relief of $75 million.

The MPSC Staff and intervenors filed interim rate relief testimony in October 2005. In its testimony, the MPSC Staff recommended granting interim rate relief of $38 million.

In February 2006, the MPSC Staff recommended granting final rate relief of $62 million. The MPSC Staff proposed that $17 million of this amount be contributed to a low income and energy efficiency fund. The MPSC Staff also recommended reducing our allowed return on common equity to 11.15 percent, from our current
11.4 percent.

In March 2006, the MPSC Staff revised its recommended final rate relief to $71 million, which includes $17 million to be contributed to a low income and energy efficiency fund. In April 2006, we revised our request for final rate relief downward to $118 million.

In May 2006, the MPSC issued an order granting us interim gas rate relief of $18 million annually, which is under bond and subject to refund if final rate relief is granted in a lesser amount. The order also extended the temporary two-year surcharge of $58 million granted in October 2004 until the issuance of a final order in this proceeding. The MPSC has not set a date for issuance of an order granting final rate relief.

In July 2006, the ALJ issued a Proposal for Decision recommending final rate relief of $74 million above current rate levels, which include interim and temporary rate relief. The $74 million includes $17 million to be contributed to a low income and energy efficiency fund. The Proposal for Decision also recommended reducing our return on common equity to 11 percent, from our current
11.4 percent.

ENTERPRISES OUTLOOK

We are evaluating new development prospects outside of our current asset base to determine whether they fit within our business strategy. These and other investment opportunities for Enterprises will be considered for risk, rate of return, and consistency with our business strategy. Meanwhile, we plan to continue restructuring our Enterprises business with the objective of narrowing the focus of our operations as well as exploring beneficial asset sale opportunities.


                                     CMS-31

                                                          CMS Energy Corporation

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

     - impact of any future rate cases, FERC actions, or orders on regulated businesses,

     - impact of ratings downgrades on our liquidity, operating costs, and cost of capital,

     - impact of changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings,

     - changes in available gas supplies or Argentine government regulations that could further restrict natural gas exports to our GasAtacama electric generating plant, and

     - impact of indemnity and environmental remediation obligations at Bay Harbor.

GASATACAMA: On March 24, 2004, the Argentine government authorized the restriction of exports of natural gas to Chile, giving priority to domestic demand in Argentina. This restriction has had a detrimental effect on GasAtacama's earnings since GasAtacama's gas-fired electric generating plant is located in Chile and uses Argentine gas for fuel. From April through December 2004, Bolivia agreed to export 4 million cubic meters of gas per day to Argentina, which allowed Argentina to minimize its curtailments to Chile. Argentina and Bolivia extended the term of that agreement through December 31, 2006. With the Bolivian gas supply, Argentina relaxed its export restrictions to GasAtacama, allowing GasAtacama to receive approximately 50 percent of its contracted gas quantities at its electric generating plant.

On May 1, 2006, the Bolivian government announced its intention to nationalize the natural gas industry and raise prices under its existing gas export contracts. Since May, gas flow from Bolivia has been restricted, as Argentina and Bolivia have been renegotiating the price for gas. Simultaneously, gas supply to GasAtacama has been further curtailed. In July 2006, Argentina agreed to increase the price it pays for gas from Bolivia through the term of the existing contract, December 31, 2006. Concurrently, Argentina announced that it would recover all of this price increase by a special tax on its gas exports. The decision of Argentina to increase the cost of its gas exports, in addition to maintaining the current curtailment scheme, increased the risk and cost of GasAtacama's fuel supply.

In August 2006, GasAtacama was notified by one of its major gas suppliers that it would no longer deliver gas to GasAtacama under the Argentine government's current policy. This indicated GasAtacama's operations could be adversely affected by this situation. In conjunction with the preparation of our consolidated financial statements for the quarter ended September 30, 2006, we performed an impairment analysis, which concluded that the fair value of our investment was lower than the carrying amount and that this decline was other than temporary. In the third quarter of 2006, we recorded an impairment charge of $239 million on our Consolidated Statements of Income (Loss). As a result, our net income was reduced by $169 million after considering tax effects and minority interest. At September 30, 2006, the carrying value of our investment in GasAtacama was $122 million. This remaining value continues to be exposed to the threat of a complete gas curtailment by Argentina and the inability of GasAtacama to pass


                                     CMS-32

                                                          CMS Energy Corporation

through the increased costs associated with such a curtailment to its regulated customers. Therefore, if conditions do not improve, the result could be a further impairment of our investment in GasAtacama.

For additional details, see Note 2, Asset Impairment Charges and Sales.

SENECA: SENECA operates an electric utility on Margarita Island, Venezuela under a Concession Agreement with the Venezuelan Ministry of Energy and Petroleum
(MEP). The Concession Agreement provides for semi-annual customer tariff adjustments for the effects of inflation and foreign exchange variations. The last tariff adjustment occurred in December 2003. In 2003, the MEP approved a fuel subsidy to offset partially the lower tariff revenue. This fuel subsidy originally expired on December 31, 2004, but has been approved through December 31, 2005. SENECA has informed the MEP that for 2006, SENECA will continue to apply the fuel subsidy as a credit against a portion of its fuel bills from its fuel supplier, Deltaven, a governmental body regulated by the MEP. Continued receipt of the fuel subsidy is part of SENECA's broader discussions with the MEP for appropriate financial relief. We have been informed that the MEP is examining other aspects of SENECA's financial relief proposal. The outcome of these discussions is uncertain and, if not favorable, could impact adversely SENECA's liquidity and the value of our investment.

PRAIRIE STATE: In October 2006, we signed agreements with Peabody Energy to co-develop the Prairie State Energy Campus (Prairie State), a 1,600 MW power plant and coal mine in southern Illinois. Enterprises and Peabody Energy will co-develop and each own 15 percent of Prairie State indirectly through a jointly owned limited liability company. Enterprises will serve as lead developer, construction manager, and operator of the mine-mouth power plant. Peabody Energy will be lead developer of the mine that will fuel the power plant. Financial close of the project is contingent upon Peabody Energy and Enterprises being able to secure:

     -    non-recourse project financing,

     - an engineering, procurement, and construction contract for the power plant, and

     - long-term power purchase agreements for a substantial portion of Enterprises' and Peabody Energy's share of the project's output.

Construction of the first 800 MW generating unit is expected to take about four years to complete and the second 800 MW unit will be completed shortly afterward. Our expected equity investment of approximately $200 million is expected to be financed with a bridge loan until the completion of construction.


                                     CMS-33

                                                          CMS Energy Corporation

OTHER OUTLOOK

VOLUNTARY RULES REGARDING BILLING PRACTICES: In October 2006, the MPSC announced a voluntary agreement relating to billing practices with us and other Michigan natural gas and electric utilities that will provide additional help to low-income customers for the winter heating period of November 1, 2006 through March 31, 2007. The rules address billing practices such as billing cycles, fees, deposits, shutoffs, and collection of unpaid bills for retail customers of electric and gas utilities. These rules will have an estimated $3 million negative effect on our earnings for the period of these rules and an estimated negative effect on our cash flow of up to $50 million for 2006.

MCV PARTNERSHIP NEGATIVE EQUITY: Due to the impairment of the MCV Facility and operating losses from mark-to-market adjustments on derivative instruments, the equity held by Consumers and by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since Consumers is one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative equity. As the MCV Partnership recognizes future losses, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share.

LITIGATION AND REGULATORY INVESTIGATION: We are the subject of an investigation by the DOJ regarding round-trip trading transactions by CMS MST. Also, we are named as a party in various litigation matters including, but not limited to, securities class action lawsuits, and several lawsuits regarding alleged false natural gas price reporting and price manipulation. Additionally, the SEC is investigating the actions of former CMS Energy subsidiaries in relation to Equatorial Guinea. For additional details regarding these and other matters, see
Note 3, Contingencies and Part II, Item 1. Legal Proceedings.

PENSION REFORM: In August 2006, the President signed into law the Pension Protection Act of 2006. The bill reforms the funding rules for employer-provided pension plans, effective for plan years beginning after 2007. We are in the process of determining the impact of this legislation.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

SFAS NO. 123(R) AND SAB NO. 107, SHARE-BASED PAYMENT: SFAS No. 123(R) requires companies to use the fair value of employee stock options and similar awards at the grant date to value the awards. SFAS No. 123(R) was effective for us on January 1, 2006. We elected to adopt the modified prospective method recognition provisions of this Statement instead of retrospective restatement. We adopted the fair value method of accounting for share-based awards effective December 2002. Therefore, SFAS No. 123(R) did not have a significant impact on our results of operations when it became effective. We applied the additional guidance provided by SAB No. 107 upon implementation of SFAS No. 123(R). For additional details, see Note 9, Executive Incentive Compensation.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

FIN 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES: In June 2006, the FASB issued FIN 48, effective for us January 1, 2007. This interpretation provides a two-step approach for the recognition and measurement of uncertain tax positions taken, or expected to be taken, by a company on its income tax returns. The first step is to evaluate the tax position to determine if, based on management's best judgment, it is greater than 50 percent likely that the taxing authority will sustain the tax position. The second step is to measure the appropriate amount of the benefit to recognize. This is done by estimating the potential outcomes and recognizing the greatest amount that has a cumulative probability of at least 50 percent. We are presently evaluating the impacts, if any. Any initial impacts of implementing FIN 48 would result in a cumulative adjustment to retained earnings.


                                     CMS-34

                                                          CMS Energy Corporation

SFAS NO. 157, FAIR VALUE MEASUREMENTS: In September 2006, the FASB issued SFAS No. 157, effective for us January 1, 2008. The standard provides a revised definition of "fair value" and gives guidance on how to measure the fair value of assets and liabilities. Under the standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly exchange between market participants. The standard does not expand the use of fair value in any new circumstances. However, additional disclosures will be required on the impact and reliability of fair value measurements reflected in the financial statements. The standard will also eliminate the existing prohibition of recognizing "day one" gains or losses on derivative instruments, and will generally require such gains and losses to be recognized through earnings. We are presently evaluating the impacts, if any, of implementing SFAS No. 157. We currently do not hold any derivatives that would involve day one gains or losses.

SFAS NO. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R): In September 2006, the FASB issued SFAS No. 158. This standard will require us to recognize the funded status of our defined benefit postretirement plans on our balance sheets at December 31, 2006. SFAS No. 158 will require us to recognize changes in the funded status of our plans in the year in which the changes occur. Upon implementation of this standard, we expect to record an additional postretirement benefit liability of approximately $653 million and a regulatory asset of $612 million. We expect a reduction of $26 million to other comprehensive income, after tax. Regulatory asset treatment is consistent with past MPSC and FERC guidance. This standard also requires that we change our plan measurement date from November 30 to December 31, effective December 31, 2008. We do not believe that implementation of this provision of the standard would have a material effect on our financial statements.

STAFF ACCOUNTING BULLETIN NO. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL
STATEMENTS: In September 2006, the SEC issued SAB No. 108, effective for us December 31, 2006. This accounting bulletin clarifies how registrants should assess the materiality of prior period financial statement errors in the current period. We do not presently believe that adoption of this standard would have a material effect on our financial position or results of operations.


                                     CMS-35

                             CMS ENERGY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      ------------------   -----------------
SEPTEMBER 30                                            2006     2005        2006     2005
------------                                           ------   ------      ------   ------
                                                                                 In Millions
OPERATING REVENUE                                      $1,462   $1,307      $4,890   $4,382

EARNINGS FROM EQUITY METHOD INVESTEES                      19       40          63       92

OPERATING EXPENSES
   Fuel for electric generation                           300      215         782      570
   Fuel costs mark-to-market at the MCV Partnership        28     (197)        226     (367)
   Purchased and interchange power                        235      203         567      400
   Cost of gas sold                                       196      242       1,439    1,415
   Other operating expenses                               292      262         818      753
   Maintenance                                             72       62         239      178
   Depreciation, depletion and amortization               129      121         418      399
   General taxes                                           (9)      59         137      200
   Asset impairment charges                               239    1,184         239    1,184
                                                       ------   ------      ------   ------
                                                        1,482    2,151       4,865    4,732
                                                       ------   ------      ------   ------
OPERATING INCOME (LOSS)                                    (1)    (804)         88     (258)

OTHER INCOME (DEDUCTIONS)
   Accretion expense                                        -       (4)         (4)     (14)
   Gain on asset sales, net                                 -        -           -        5
   Interest and dividends                                  23       14          62       39
   Regulatory return on capital expenditures                8       17          18       48
   Foreign currency losses, net                            (1)       -           -       (4)
   Other income                                             7       10          29       28
   Other expense                                           (2)     (13)        (12)     (25)
                                                       ------   ------      ------   ------
                                                           35       24          93       77
                                                       ------   ------      ------   ------
FIXED CHARGES
   Interest on long-term debt                             117      117         356      360
   Interest on long-term debt - related parties             3        7          11       23
   Other interest                                           7        3          23       13
   Capitalized interest                                    (2)      (1)         (7)      (3)
   Preferred dividends of subsidiaries                      1        1           4        3
                                                       ------   ------      ------   ------
                                                          126      127         387      396
                                                       ------   ------      ------   ------
LOSS BEFORE MINORITY INTERESTS                            (92)    (907)       (206)    (577)

MINORITY INTERESTS (OBLIGATIONS), NET                      41     (479)        (27)    (380)
                                                       ------   ------      ------   ------
LOSS BEFORE INCOME TAXES                                 (133)    (428)       (179)    (197)

INCOME TAX BENEFIT                                        (31)    (165)       (125)    (116)
                                                       ------   ------      ------   ------
LOSS FROM CONTINUING OPERATIONS                          (102)    (263)        (54)     (81)

INCOME FROM DISCONTINUED OPERATIONS, NET OF
   $- AND $1 TAX EXPENSE IN 2006                            1        -           4        -
                                                       ------   ------      ------   ------
NET LOSS                                                 (101)    (263)        (50)     (81)
PREFERRED DIVIDENDS                                         2        2           8        7
                                                       ------   ------      ------   ------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS              $ (103)  $ (265)     $  (58)  $  (88)
                                                       ======   ======      ======   ======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-36

                                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  ------------------   -----------------
SEPTEMBER 30                                        2006     2005        2006     2005
------------                                       ------   ------      ------   ------
                                                                             In Millions
CMS ENERGY
   NET LOSS
      Net Loss Available to Common Stockholders    $ (103)  $ (265)     $  (58)  $  (88)
                                                   ======   ======      ======   ======
   BASIC LOSS PER AVERAGE COMMON SHARE
      Loss from Continuing Operations              $(0.47)  $(1.21)     $(0.28)  $(0.42)
      Income from Discontinued Operations               -        -        0.02        -
                                                   ------   ------      ------   ------
      Net Loss Attributable to Common Stock        $(0.47)  $(1.21)     $(0.26)  $(0.42)
                                                   ======   ======      ======   ======
   DILUTED LOSS PER AVERAGE COMMON SHARE
      Loss from Continuing Operations              $(0.47)  $(1.21)     $(0.28)  $(0.42)
      Income from Discontinued Operations               -        -        0.02        -
                                                   ------   ------      ------   ------
      Net Loss Attributable to Common Stock        $(0.47)  $(1.21)     $(0.26)  $(0.42)
                                                   ------   ------      ------   ------
   DIVIDENDS DECLARED PER COMMON SHARE             $    -   $    -      $    -   $    -
                                                   ======   ======      ======   ======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-37

                                                          CMS Energy Corporation

                      (This page intentionally left blank)


                                     CMS-38

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                       -----------------
SEPTEMBER 30                                                                             2006     2005
------------                                                                            -----   -------
                                                                                             In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                             $ (50)  $   (81)
      Adjustments to reconcile net loss to net cash
         provided by operating activities
         Depreciation, depletion and amortization (includes nuclear
            decommissioning of $4 per period)                                             418       399
         Deferred income taxes and investment tax credit                                 (223)     (132)
         Minority interests (obligations), net                                            (27)     (380)
         Fuel costs mark-to-market at the MCV Partnership                                 226      (367)
         Regulatory return on capital expenditures                                        (18)      (48)
         Asset impairment charges                                                         239     1,184
         Capital lease and other amortization                                              34        30
         Accretion expense                                                                  4        14
         Gain on the sale of assets                                                         -        (5)
         Earnings from equity method investees                                            (63)      (92)
         Cash distributions received from equity method investees                          63        71
         Changes in other assets and liabilities:
            Decrease (increase) in accounts receivable and accrued revenues               250       (18)
            Increase in inventories                                                      (246)     (351)
            Decrease in deferred property taxes                                           102       106
            Increase (decrease) in accounts payable                                      (116)      184
            Decrease in accrued taxes                                                    (152)     (146)
            Increase (decrease) in accrued expenses                                        35       (36)
            Increase (decrease) in the MCV Partnership gas supplier funds on deposit     (159)      275
            Decrease in other current and non-current assets                              106         7
            Increase (decrease) in other current and non-current liabilities               13       (47)
                                                                                        -----   -------
            Net cash provided by operating activities                                   $ 436   $   567
                                                                                        -----   -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures (excludes assets placed under capital lease)                    $(477)  $  (435)
   Cost to retire property                                                                (41)      (20)
   Restricted cash and restricted short-term investments                                  125      (149)
   Investments in nuclear decommissioning trust funds                                     (20)       (5)
   Proceeds from nuclear decommissioning trust funds                                       20        31
   Proceeds from short-term investments                                                     -       295
   Purchase of short-term investments                                                       -      (186)
   Maturity of the MCV Partnership restricted investment securities held-to-maturity      119       316
   Purchase of the MCV Partnership restricted investment securities held-to-maturity     (118)     (267)
   Proceeds from sale of assets                                                             -        59
   Other investing                                                                        (44)       (1)
                                                                                        -----   -------
            Net cash used in investing activities                                       $(436)  $  (362)
                                                                                        -----   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds, and other long-term debt                                  $  72   $ 1,086
  Issuance of common stock                                                                 18       289
  Retirement of bonds and other long-term debt                                           (433)   (1,381)
  Payment of preferred stock dividends                                                     (8)       (8)
  Payment of capital lease and financial lease obligations                                (23)      (26)
  Debt issuance costs, financing fees, and other                                          (15)      (42)
                                                                                        -----   -------
            Net cash used in financing activities                                       $(389)  $   (82)
                                                                                        -----   -------
EFFECT OF EXCHANGE RATES ON CASH                                                            1         1
                                                                                        -----   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    $(388)  $   124

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            847       669
                                                                                        -----   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 459   $   793
                                                                                        =====   =======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-39

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30
                                                                      2006       December 31
ASSETS                                                             (Unaudited)       2005
------                                                            ------------   -----------
                                                                                 In Millions
PLANT AND PROPERTY (AT COST)
   Electric utility                                                  $ 8,434       $ 8,204
   Gas utility                                                         3,239         3,151
   Enterprises                                                         1,049         1,068
   Other                                                                  31            25
                                                                     -------       -------
                                                                      12,753        12,448
   Less accumulated depreciation, depletion and amortization           5,259         5,123
                                                                     -------       -------
                                                                       7,494         7,325
   Construction work-in-progress                                         587           520
                                                                     -------       -------
                                                                       8,081         7,845
                                                                     -------       -------
INVESTMENTS
   Enterprises                                                           554           712
   Other                                                                  10            13
                                                                     -------       -------
                                                                         564           725
                                                                     -------       -------
CURRENT ASSETS
   Cash and cash equivalents at cost, which approximates market          459           847
   Restricted cash and restricted short-term investments                  70           198
   Accounts receivable and accrued revenue, less
      allowances of $31 and $31, respectively                            476           809
   Notes receivable                                                       65            15
   Accounts receivable, dividends receivable, and notes
      receivable - related parties                                        83            54
   Inventories at average cost
      Gas in underground storage                                       1,293         1,069
      Materials and supplies                                             100            96
      Generating plant fuel stock                                        127           110
   Price risk management assets                                           19           113
   Regulatory assets - postretirement benefits                            19            19
   Derivative instruments                                                 48           242
   Deferred property taxes                                               124           160
   Prepayments and other                                                 163           167
                                                                     -------       -------
                                                                       3,046         3,899
                                                                     -------       -------
NON-CURRENT ASSETS
   Regulatory Assets
      Securitized costs                                                  526           560
      Additional minimum pension                                         399           399
      Postretirement benefits                                             99           116
      Customer Choice Act                                                197           222
      Other                                                              469           484
   Price risk management assets                                           25           165
   Nuclear decommissioning trust funds                                   582           555
   Goodwill                                                               30            27
   Notes receivable - related parties                                    131           187
   Notes receivable                                                      229           187
   Other                                                                 600           649
                                                                     -------       -------
                                                                       3,287         3,551
                                                                     -------       -------
TOTAL ASSETS                                                         $14,978       $16,020
                                                                     =======       =======


                                     CMS-40

                                                                   September 30
                                                                       2006       December 31
STOCKHOLDERS' INVESTMENT AND LIABILITIES                            (Unaudited)       2005
----------------------------------------                           ------------   -----------
                                                                                  In Millions
CAPITALIZATION
   Common stockholders' equity
      Common stock, authorized 350.0 shares; outstanding 222.3
         shares and 220.5 shares, respectively                       $     2        $     2
      Other paid-in capital                                            4,461          4,436
      Accumulated other comprehensive loss                              (301)          (288)
      Retained deficit                                                (1,886)        (1,828)
                                                                     -------        -------
                                                                       2,276          2,322
   Preferred stock of subsidiary                                          44             44
   Preferred stock                                                       261            261

   Long-term debt                                                      6,644          6,800
   Long-term debt - related parties                                      178            178
   Non-current portion of capital and finance lease obligations          296            308
                                                                     -------        -------
                                                                       9,699          9,913
                                                                     -------        -------
MINORITY INTERESTS                                                       344            333
                                                                     -------        -------
CURRENT LIABILITIES
   Current portion of long-term debt, capital and finance leases         315            316
   Current portion of long-term debt - related parties                     -            129
   Accounts payable                                                      497            597
   Accounts payable - related parties                                      2             16
   Accrued interest                                                      117            145
   Accrued taxes                                                         180            331
   Price risk management liabilities                                      34             80
   Current portion of gas supply contract obligations                      -             10
   Deferred income taxes                                                  98             55
   MCV Partnership gas supplier funds on deposit                          34            193
   Other                                                                 308            241
                                                                     -------        -------
                                                                       1,585          2,113
                                                                     -------        -------
NON-CURRENT LIABILITIES
   Regulatory Liabilities
      Regulatory liabilities for cost of removal                       1,174          1,120
      Income taxes, net                                                  475            455
      Other regulatory liabilities                                       236            178
   Postretirement benefits                                               431            382
   Deferred income taxes                                                   4            297
   Deferred investment tax credit                                         63             67
   Asset retirement obligations                                          498            496
   Price risk management liabilities                                      41            161
   Gas supply contract obligations                                         -             61
   Other                                                                 428            444
                                                                     -------        -------
                                                                       3,350          3,661
                                                                     -------        -------
COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 6)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                       $14,978        $16,020
                                                                     =======        =======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-41

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                                 ------------------   -----------------
SEPTEMBER 30                                                                        2006      2005      2006      2005
------------                                                                      -------   -------   -------   -------
                                                                                                            In Millions
COMMON STOCK
   At beginning and end of period                                                 $     2   $     2   $     2   $     2
                                                                                  -------   -------   -------   -------
OTHER PAID-IN CAPITAL
   At beginning of period                                                           4,452     4,422     4,436     4,140
   Common stock issued                                                                 10         7        25       288
   Common stock repurchased                                                            (1)       (1)       (1)       (1)
   Common stock reissued                                                                -         -         1         1
                                                                                  -------   -------   -------   -------
      At end of period                                                              4,461     4,428     4,461     4,428
                                                                                  -------   -------   -------   -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
   Minimum Pension Liability
      At beginning of period                                                          (19)      (26)      (19)      (17)
      Minimum pension liability adjustments (a)                                         -         -         -        (9)
                                                                                  -------   -------   -------   -------
         At end of period                                                             (19)      (26)      (19)      (26)
                                                                                  -------   -------   -------   -------
   Investments
      At beginning of period                                                           10         8         9         9
      Unrealized gain on investments (a)                                                2         1         3         -
                                                                                  -------   -------   -------   -------
         At end of period                                                              12         9        12         9
                                                                                  -------   -------   -------   -------
   Derivative Instruments
      At beginning of period                                                           35        (3)       35        (9)
      Unrealized gain (loss) on derivative instruments (a)                            (22)       31       (22)       43
      Reclassification adjustments included in net loss (a)                            (1)       (1)       (1)       (7)
                                                                                  -------   -------   -------   -------
         At end of period                                                              12        27        12        27
                                                                                  -------   -------   -------   -------
   Foreign Currency Translation
      At beginning of period                                                         (308)     (312)     (313)     (319)
      Other foreign currency translations (a)                                           2         5         7        12
                                                                                  -------   -------   -------   -------
         At end of period                                                            (306)     (307)     (306)     (307)
                                                                                  -------   -------   -------   -------
      At end of period                                                               (301)     (297)     (301)     (297)
                                                                                  -------   -------   -------   -------
RETAINED DEFICIT
   At beginning of period                                                          (1,783)   (1,557)   (1,828)   (1,734)
   Net loss (a)                                                                      (101)     (263)      (50)      (81)
   Preferred stock dividends declared                                                  (2)       (2)       (8)       (7)
                                                                                  -------   -------   -------   -------
      At end of period                                                             (1,886)   (1,822)   (1,886)   (1,822)
                                                                                  -------   -------   -------   -------
TOTAL COMMON STOCKHOLDERS' EQUITY                                                 $ 2,276   $ 2,311   $ 2,276   $ 2,311
                                                                                  =======   =======   =======   =======
(A) DISCLOSURE OF COMPREHENSIVE LOSS:
      Minimum Pension Liability
         Minimum pension liability adjustments, net of tax
            benefit of $-, $-, $- and $(5), respectively                          $     -   $     -   $     -   $    (9)
      Investments
         Unrealized gain on investments, net of tax of
            $1, $-, $1 and $-, respectively                                             2         1         3         -
      Derivative Instruments
         Unrealized gain (loss) on derivative instruments,
            net of tax (tax benefit) of $(7), $15, $(14)
            and $28, respectively                                                     (22)       31       (22)       43
         Reclassification adjustments included in net loss,
            net of tax benefit of $-, $(1), $(2) and
            $(7), respectively                                                         (1)       (1)       (1)       (7)
      Foreign currency translation, net                                                 2         5         7        12
      Net loss                                                                       (101)     (263)      (50)      (81)
                                                                                  -------   -------   -------   -------
       Total Comprehensive Loss                                                   $  (120)  $  (227)  $   (63)  $   (42)
                                                                                  =======   =======   =======   =======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-42

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by CMS Energy in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in CMS Energy's Form 10-K/A Amendment No. 1 for the year ended December 31, 2005. Due to the seasonal nature of CMS Energy's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

USE OF ESTIMATES: We prepare our consolidated financial statements in conformity with U.S. GAAP. We are required to make estimates using assumptions that may affect the reported amounts and disclosures. Actual results could differ from those estimates.

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


                                     CMS-43

                                                          CMS Energy Corporation

values of energy trading contracts that qualify as derivatives are recognized as revenues in the periods in which the changes occur.

ACCOUNTING FOR MISO TRANSACTIONS: CMS ERM accounts for MISO transactions on a net basis for all of the generating units for which CMS ERM markets power. CMS ERM allocates other fixed costs associated with MISO settlements back to the generating units and records billing adjustments when invoices are received. Consumers accounts for MISO transactions on a net basis for all of its generating units combined. Consumers records billing adjustments when invoices are received and also records an expense accrual for future adjustments based on historical experience.

ACCRETION EXPENSE: CMS ERM engaged in prepaid sales arrangements to provide natural gas to various entities over periods of up to 12 years at predetermined price levels. CMS ERM established a liability for those outstanding obligations equal to the discounted present value of the contracts, and hedged its exposures under those arrangements. The amounts were recorded as liabilities on our Consolidated Balance Sheets and were guaranteed by Enterprises. As CMS ERM fulfilled its obligations under the contracts, it recognized revenues upon the delivery of natural gas, recorded a reduction to the outstanding obligation, and recognized accretion expense. In August 2006, CMS ERM extinguished its remaining outstanding obligations for $70 million, which included a $6 million loss on extinguishment.

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

At September 30, 2006, the cumulative Foreign Currency Translation component of stockholders' equity is $306 million, which primarily represents currency losses in Argentina and Brazil. The cumulative foreign currency loss due to the unfavorable exchange rate of the Argentine peso using an exchange rate of 3.108 pesos per U.S. dollar was $264 million, net of tax. The cumulative foreign currency loss due to the unfavorable exchange rate of the Brazilian real using an exchange rate of 2.174 reais per U.S. dollar was $44 million, net of tax.

LONG-LIVED ASSETS AND EQUITY METHOD INVESTMENTS: Our assessment of the recoverability of long-lived assets and equity method investments involves critical accounting estimates. We periodically perform tests of impairment if certain conditions that are other than temporary exist that may indicate the carrying value may not be recoverable. Of our total assets, recorded at $14.978 billion at September 30, 2006, 58 percent represent long-lived assets and equity method investments that are subject to this type of analysis.

For additional details, see Note 2, Asset Impairment Charges and Sales.

DETERMINATION OF PENSION MRV OF PLAN ASSETS: We determine the MRV for pension plan assets, as defined in SFAS No. 87, as the fair value of plan assets on the measurement date, adjusted by the gains or losses that will not be admitted into MRV until future years. We reflect each year's assets gain or loss in MRV in equal amounts over a five-year period beginning on the date the original amount was determined. The MRV is used in the calculation of net pension cost.


                                     CMS-44

                                                          CMS Energy Corporation

OTHER INCOME AND OTHER EXPENSE: The following tables show the components of Other income and Other expense:

                                                                         In Millions
                                              --------------------------------------
                                              Three Months Ended   Nine Months Ended
                                              ------------------   -----------------
September 30                                      2006   2005         2006   2005
------------                                      ----   ----         ----   ----
Other income
   Interest and dividends - related parties        $ 3    $ 2          $ 9    $ 7
   Electric restructuring return                     1      1            3      5
   Return on stranded and security costs             1      1            4      4
   Nitrogen oxide allowance sales                    1      1            7      2
   Refund of surety bond premium                     -      -            1      -
   Reduction of contingent liability                 -      -            -      3
   All other                                         1      5            5      7
                                                   ---    ---          ---    ---
Total other income                                 $ 7    $10          $29    $28
                                                   ===    ===          ===    ===

                                                                         In Millions
                                              --------------------------------------
                                              Three Months Ended   Nine Months Ended
                                              ------------------   -----------------
September 30                                      2006   2005         2006   2005
------------                                      ----   ----         ----   ----
Other expense
   Investment write-down                           $ -   $  -         $  -   $ (1)
   Loss on SERP investment                           -      -            -     (1)
   Loss on reacquired and extinguished debt          -    (10)          (5)   (16)
   Civic and political expenditures                 (1)    (1)          (2)    (2)
   Donations                                         -      -           (1)     -
   All other                                        (1)    (2)          (4)    (5)
                                                   ---   ----         ----   ----
Total other expense                                $(2)  $(13)        $(12)  $(25)
                                                   ===   ====         ====   ====

RECLASSIFICATIONS: Certain prior year amounts have been reclassified for comparative purposes. These reclassifications did not affect consolidated net income for the periods presented.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE: SFAS No. 157, Fair Value
Measurements: In September 2006, the FASB issued SFAS No. 157, effective for us January 1, 2008. The standard provides a revised definition of "fair value" and gives guidance on how to measure the fair value of assets and liabilities. Under the standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly exchange between market participants. The standard does not expand the use of fair value in any new circumstances. However, additional disclosures will be required on the impact and reliability of fair value measurements reflected in the financial statements. The standard will also eliminate the existing prohibition of recognizing "day one" gains or losses on derivative instruments, and will generally require such gains and losses to be recognized through earnings. We are presently evaluating the impacts, if any, of implementing SFAS No. 157. We currently do not hold any derivatives that would involve day one gains or losses.


                                     CMS-45

                                                          CMS Energy Corporation

SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R): For details on SFAS No. 158, see Note 7, Retirement Benefits.

FIN 48, Accounting for Uncertainty in Income Taxes: In June 2006, the FASB issued FIN 48, effective for us January 1, 2007. This interpretation provides a two-step approach for the recognition and measurement of uncertain tax positions taken, or expected to be taken, by a company on its income tax returns. The first step is to evaluate the tax position to determine if, based on management's best judgment, it is greater than 50 percent likely that the taxing authority will sustain the tax position. The second step is to measure the appropriate amount of the benefit to recognize. This is done by estimating the potential outcomes and recognizing the greatest amount that has a cumulative probability of at least 50 percent. We are presently evaluating the impacts, if any. Any initial impacts of implementing FIN 48 would result in a cumulative adjustment to retained earnings.

Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial
Statements: In September 2006, the SEC issued SAB No. 108, effective for us December 31, 2006. This accounting bulletin clarifies how registrants should assess the materiality of prior period financial statement errors in the current period. We do not presently believe that adoption of this standard would have a material effect on our financial position or results of operations.

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

GasAtacama: On March 24, 2004, the Argentine government authorized the restriction of exports of natural gas to Chile, giving priority to domestic demand in Argentina. This restriction has had a detrimental effect on GasAtacama's earnings since GasAtacama's gas-fired electric generating plant is located in Chile and uses Argentine gas for fuel. From April through December 2004, Bolivia agreed to export 4 million cubic meters of gas per day to Argentina, which allowed Argentina to minimize its curtailments to Chile. Argentina and Bolivia extended the term of that agreement through December 31, 2006. With the Bolivian gas supply, Argentina relaxed its export restrictions to GasAtacama, allowing GasAtacama to receive approximately 50 percent of its contracted gas quantities at its electric generating plant.


                                     CMS-46

                                                          CMS Energy Corporation

On May 1, 2006, the Bolivian government announced its intention to nationalize the natural gas industry and raise prices under its existing gas export contracts. Since May, gas flow from Bolivia has been restricted, as Argentina and Bolivia have been renegotiating the price for gas. Simultaneously, gas supply to GasAtacama has been further curtailed. In July 2006, Argentina agreed to increase the price it pays for gas from Bolivia through the term of the existing contract, December 31, 2006. Concurrently, Argentina announced that it would recover all of this price increase by a special tax on its gas exports. The decision of Argentina to increase the cost of its gas exports, in addition to maintaining the current curtailment scheme, increased the risk and cost of GasAtacama's fuel supply.

In August 2006, GasAtacama was notified by one of its major gas suppliers that it would no longer deliver gas to GasAtacama under the Argentine government's current policy. This indicated GasAtacama's operations could be adversely affected by this situation. In conjunction with the preparation of our consolidated financial statements for the quarter ended September 30, 2006, we performed an impairment analysis to determine the fair value of our investment in GasAtacama. We determined the fair value by discounting a set of probability-weighted streams of future operating cash flows. We concluded that the fair value of our investment, which includes notes receivable-related party from GasAtacama, was lower than the carrying amount and that this decline was other than temporary. In the third quarter of 2006, we recorded an impairment charge of $239 million on our Consolidated Statements of Income (Loss). As a result, our net income was reduced by $169 million after considering tax effects and minority interest.

Our remaining investment in GasAtacama consists of $122 million of notes receivable, reported under the Enterprises business segment. These notes are classified as Notes receivable-related parties on our Consolidated Balance Sheets. A $53 million valuation allowance was recognized against the notes receivable as a result of the impairment. Future earnings or losses at GasAtacama will be first applied to the notes receivable valuation allowance. We will recognize any future interest income on the notes receivable when payments are received.

MCV: In the third quarter of 2005, we recorded impairment charges of $1.184 billion on our Consolidated Statements of Income (Loss). These impairment charges included $1.159 billion to recognize the reduction in fair value of the MCV Facility's fixed assets and $25 million that represented interest capitalized during the construction of the MCV Facility. As a result, our net income was reduced by $385 million after considering tax effects and minority interest.

ASSET SALES

In August 2006, we auctioned off 36 parcels of land near Ludington, Michigan. Consumers held a majority share of the land, which Consumers co-owned with DTE Energy. We closed on all 36 parcels in October 2006. Our portion of the gross proceeds is approximately $6 million.

Gross cash proceeds received from the sale of assets totaled $59 million for the nine months ended September 30, 2005. The impacts of these sales are included in Gain on assets sales, net on our Consolidated Statements of Income (Loss).


                                     CMS-47

                                                          CMS Energy Corporation

For the nine months ended September 30, 2005, we sold the following assets:

                                                                     In Millions
--------------------------------------------------------------------------------
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
                                                                ===       ===

3: CONTINGENCIES

SEC AND OTHER INVESTIGATIONS: During the period of May 2000 through January 2002, CMS MST engaged in simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price. These so called round-trip trades had no impact on previously reported consolidated net income, earnings per share or cash flows, but had the effect of increasing operating revenues and operating expenses by equal amounts.

CMS Energy is cooperating with an investigation by the DOJ concerning round-trip trading, which the DOJ commenced in May 2002. CMS Energy is unable to predict the outcome of this matter and what effect, if any, this investigation will have on its business. In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy related to round-trip trading. The order did not assess a fine and CMS Energy neither admitted to nor denied the order's findings. The settlement resolved the SEC investigation involving CMS Energy and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading at CMS MST. One of the individuals has settled with the SEC. CMS Energy is currently advancing legal defense costs for the remaining two individuals in accordance with existing indemnification policies. Those two individuals filed a motion to dismiss the SEC action, which was denied.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The cases were consolidated into a single lawsuit, which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. The court issued an opinion and order dated March 24, 2006, granting in part and denying in part plaintiffs' amended motion for class certification. The court conditionally certified a class consisting of "[a]ll persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby." The court excluded purchasers of CMS Energy's 8.75 percent Adjustable Convertible Trust Securities ("ACTS") from the class. Trial has been scheduled for March 2007. In response to the court's opinion and order excluding purchasers of ACTS from the shareholder class, a new class action lawsuit was filed on behalf of ACTS purchasers. The new lawsuit names the same defendants as the shareholder action and contains essentially the same allegations and class period. CMS Energy and the individual defendants will defend themselves vigorously in this litigation but cannot predict its outcome.

ERISA LAWSUITS: CMS Energy was a named defendant, along with Consumers, CMS MST, and


                                     CMS-48

                                                          CMS Energy Corporation

certain named and unnamed officers and directors, in two lawsuits, filed in July 2002 in United States District Court for the Eastern District of Michigan, brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings Plan (the Plan). Plaintiffs alleged breaches of fiduciary duties under ERISA and sought restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan, as well as other equitable relief and legal fees. On March 1, 2006, CMS Energy and Consumers reached an agreement, subject to court and independent fiduciary approval, to settle the lawsuits. The settlement agreement required a $28 million cash payment by CMS Energy's primary insurer to be used to pay Plan participants and beneficiaries for alleged losses, as well as any legal fees and expenses. In addition, CMS Energy agreed to certain other steps regarding administration of the Plan. The hearing on final approval of the settlement was held on June 15, 2006. On June 27, 2006, the judge entered the Order and Final Judgment, approving the proposed settlement with minor modifications.

GAS INDEX PRICE REPORTING INVESTIGATION: CMS Energy has notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices. CMS Energy is cooperating with an ongoing investigation by the DOJ regarding this matter. CMS Energy is unable to predict the outcome of the DOJ investigation and what effect, if any, the investigation will have on its business. The CFTC filed a civil injunctive action against two former CMS Field Services employees in Oklahoma federal district court on February 1, 2005. The action alleges the two engaged in reporting false natural gas trade information, and seeks to enjoin such acts, compel compliance with the Commodities Exchange Act, and impose monetary penalties. CMS Energy is currently advancing legal defense costs to the two individuals in accordance with existing indemnification policies.

BAY HARBOR: As part of the development of Bay Harbor by certain subsidiaries of CMS Energy, which went forward under an agreement with the MDEQ, third parties constructed a golf course and a park over several abandoned cement kiln dust
(CKD) piles, left over from the former cement plant operation on the Bay Harbor site. Pursuant to the agreement with the MDEQ, a water collection system was constructed to recover seep water from one of the CKD piles and CMS Energy built a treatment plant to treat the seep water. In 2002, CMS Energy sold its interest in Bay Harbor, but retained its obligations under previous environmental indemnifications entered into at the inception of the project.

In September 2004, following an eight month shutdown of the treatment plant, the MDEQ issued a notice of noncompliance after finding high-pH seep water in Lake Michigan adjacent to the property. The MDEQ also found higher than acceptable levels of heavy metals, including mercury, in the seep water.

In February 2005, the EPA executed an Administrative Order on Consent (AOC) to address problems at Bay Harbor, upon the consent of CMS Land Company (CMS Land) and CMS Capital, LLC, both subsidiaries of CMS Energy. Pursuant to the AOC, the EPA approved a Removal Action Work Plan in July 2005. Among other things, this plan calls for the installation of collection trenches to intercept high pH CKD leachate flow to the lake. It is anticipated that by November 15, 2006, collection trenches will be installed in all areas identified in the plan. Shoreline effectiveness monitoring is ongoing, and CMS Land is obligated to address any observed exceedances in pH. This may potentially include the augmentation of the collection system. In May 2006, the EPA approved a pilot carbon dioxide augmentation plan to augment the leachate recovery system by improving pH results in the Pine Court area of the collection system. The augmentation system was installed in June 2006.


                                     CMS-49

                                                          CMS Energy Corporation

In February 2006, CMS Land submitted to the EPA a proposed Remedial Investigation and Feasibility Study for the East Park CKD pile. The EPA approved a schedule for near-term activities, which includes consolidating CKD materials and installing collection trenches in the East Park leachate release area. In June 2006, the EPA approved an East CKD Removal Action Work Plan and Final Engineering Design for Consolidation. The work plan calls for completion of the collection trenches in East Park by November 15, 2006.

The owner of one parcel of land at Bay Harbor has filed a lawsuit in Emmet County Circuit Court against CMS Energy and several of its subsidiaries, as well as Bay Harbor Golf Club Inc., Bay Harbor Company LLC, David C. Johnson, and David V. Johnson, one of the developers at Bay Harbor. Several of these defendants have demanded indemnification from CMS Energy and affiliates for the claims made against them in the lawsuit. After a hearing in March 2006 on motions filed by CMS Energy and other defendants, the judge dismissed various counts of the complaint. CMS Energy will defend vigorously the existing case and any other property damage and personal injury claims or lawsuits. CMS Land has entered into various access, purchase and settlement agreements with several of the affected landowners at Bay Harbor. CMS Land completed the purchase of four unimproved lots and a lot with a house. It has an agreement to purchase one additional unimproved lot and a lot with a house. At this time, CMS Land believes it has all necessary access arrangements to complete the remediation work required under the AOC.

CMS Energy has recorded a charge of $85 million for its obligations. An adverse outcome of this matter could, depending on the size of any indemnification obligation or liability under environmental laws, have a potentially significant adverse effect on CMS Energy's financial condition and liquidity and could negatively impact CMS Energy's financial results. CMS Energy cannot predict the ultimate cost or outcome of this matter.

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.

Clean Air Act: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $835 million through 2011. The key assumptions in the capital expenditure estimate include:

     - construction commodity prices, especially construction material and labor,

     -    project completion schedules,

     -    cost escalation factor used to estimate future years' costs, and

     -    an AFUDC capitalization rate.

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 7.8 percent. As of September 2006, we have incurred $660 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $175 million of capital expenditures will be made in 2006 through 2011. These expenditures include installing selective catalytic reduction control technology at four of our coal-fired electric generating plants.


                                     CMS-50

                                                          CMS Energy Corporation

In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $4 million per year, which we expect to recover from our customers through the PSCR process. The projected annual expense is based on market price forecasts and forecasts of regulatory provisions, known as progressive flow control, that restrict the usage in any given year of allowances banked from previous years. The allowances and their cost are accounted for as inventory. The allowance inventory is expensed at the rolling average cost as the coal-fired electric generating plants emit nitrogen oxide.

Clean Air Interstate Rule: In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of nitrogen oxides by more than 60 percent and sulfur dioxide by more than 70 percent from 2003 levels by 2015. The final rule will require that we run our selective catalytic reduction control technology units year round beginning in 2009 and may require that we purchase additional nitrogen oxide allowances beginning in 2009.

In addition to the selective catalytic reduction control technology installed to meet the nitrogen oxide standards, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers are to be installed by 2014 to meet the Phase I reduction requirements of the Clean Air Interstate Rule, at an estimated total cost of $960 million. Our capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.4 percent. We currently have a surplus of sulfur dioxide allowances, which were granted by the EPA and are accounted for as inventory. In January 2006, we sold some of our excess sulfur dioxide allowances for $61 million and recognized the proceeds as a regulatory liability.

Clean Air Mercury Rule: Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. The Clean Air Mercury Rule establishes a cap-and-trade system for mercury emissions that is similar to the system used in the Clean Air Interstate Rule. The industry has not reached a consensus on the technical methods for curtailing mercury emissions. However, based on current technology, we anticipate our capital costs for mercury emissions reductions required by Phase I of the Clean Air Mercury Rule to be less than $50 million and these reductions implemented by 2010. Phase II requirements of the Clean Air Mercury Rule are not yet known and a cost estimate has not been determined.

In August 2005, the MDEQ filed a Motion to Intervene in a court challenge to certain aspects of EPA's Clean Air Mercury Rule, asserting that the rule is inadequate. We cannot predict the outcome of this proceeding.

In April 2006, Michigan's governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. This plan would adopt the Clean Air Mercury Rule through its first phase. Beginning in year 2015, the mercury emissions reduction standards outlined in the governor's plan would become more stringent than those included in the Clean Air Mercury Rule. We are working with the MDEQ on the details of these rules. We will develop a cost estimate when the details of these rules are determined.

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


                                     CMS-51

                                                          CMS Energy Corporation

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

We are a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on our experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $10 million. At September 30, 2006, we have recorded a liability for the minimum amount of our estimated probable Superfund liability.

In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at Ludington. We removed and replaced part of the PCB material. We have proposed a plan to deal with the remaining materials and are awaiting a response from the EPA.

MCV Environmental Issue: In July 2004, the MDEQ, Air Control Division, issued the MCV Partnership a Letter of Violation asserting that the MCV Facility violated its Air Use Permit to Install (PTI) by exceeding the carbon monoxide emission limit on the Unit 14 duct burner and failing to maintain certain records in the required format. The MCV Partnership thereafter declared five of the six duct burners in the MCV Facility as unavailable for operational use (which reduced the generation capability of the MCV Facility by approximately 100 MW) and took other corrective action to address the MDEQ's assertions. Following voluntary settlement discussions, the MDEQ issued the MCV Partnership a new PTI, which established higher carbon monoxide emissions limits on the five duct burners that had been declared unavailable. The MCV Partnership has returned those duct burners to service. The MDEQ and the MCV Partnership have agreed to a settlement of the emission violation, which will also satisfy state and federal requirements and remove the MCV Partnership from the EPA's High Priority Violators List. The settlement involves a fine of $45,000. The settlement is subject to public notice and comment. The MCV Partnership believes it has resolved all issues associated with this Letter of Violation and does not expect further MDEQ action on this matter.

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


                                     CMS-52

                                                          CMS Energy Corporation

CONSUMERS' ELECTRIC UTILITY RESTRUCTURING MATTERS

ELECTRIC ROA: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At September 30, 2006, alternative electric suppliers were providing 308 MW of generation service to ROA customers, which represents four percent of our total distribution load. This represents a decrease of one percent of ROA load compared to June 30, 2006 and a decrease of 60 percent of ROA load compared to the end of September 2005. It is difficult to predict future ROA customer trends.

STRANDED COSTS: Prior MPSC orders adopted a mechanism pursuant to the Customer Choice Act to provide recovery of Stranded Costs that occur when customers leave our system to purchase electricity from alternative suppliers. In November 2005, we filed an application with the MPSC related to the determination of 2004 Stranded Costs. Applying the Stranded Cost methodology used in prior MPSC orders, we concluded that we experienced Stranded Costs in 2004; however, we also concluded that these costs were offset completely by our net sales of excess power into the bulk electricity market. In September 2006, the MPSC issued an order approving our proposal and the resulting conclusion that our Stranded Costs for 2004 were fully offset by wholesale sales into the bulk electricity market. The MPSC also determined that this order completes the series of Stranded Cost cases resulting from the Customer Choice Act.

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

POWER SUPPLY COSTS: To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2007 through 2010. As a result, we have recognized an asset of $63 million for unexpired capacity and energy contracts at September 30, 2006. At September 2006, we expect the total capacity cost of electric capacity and energy contracts for 2006 to be $17 million.

PSCR: The PSCR process allows recovery of reasonable and prudent power supply costs. Revenues from the PSCR charges are subject to reconciliation after review of actual costs for reasonableness and prudence. In September 2005, we submitted our 2006 PSCR plan filing to the MPSC. In November 2005, we submitted an amended 2006 PSCR plan to the MPSC to include higher estimates for METC and coal supply costs. In December 2005, the MPSC issued an order that temporarily excluded these increased costs from our PSCR charge and further reduced the charge by one mill per kWh. We implemented the temporary order in January 2006.

In August 2006, the MPSC issued an order approving our amended 2006 PSCR plan, which results in an increased PSCR factor for the remainder of 2006. We expect PSCR underrecoveries for 2006 of $116 million. These underrecoveries are due to the MPSC delaying recovery of our increased METC and coal supply costs, increased bundled sales, and other cost increases beyond those included in the September 2005 and November 2005 filings. We expect to recover fully all of our 2006 PSCR costs. When we are unable to collect these costs as they are incurred, there is a negative impact on our cash flows from electric utility operations.

In March 2006, we submitted our 2005 PSCR reconciliation filing to the MPSC. We estimate an underrecovery of $39 million for commercial and industrial customers, which we expect to recover fully. We cannot predict the outcome of these PSCR proceedings.


                                     CMS-53

                                                          CMS Energy Corporation

In September 2006, we submitted our 2007 PSCR plan filing to the MPSC, which includes the underrecoveries incurred in 2005 and 2006. We expect to self-implement the proposed 2007 PSCR charge in January 2007, absent action by the MPSC by the end of 2006. We cannot predict the outcome of this proceeding.

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

Sale of our Interest in the MCV Partnership and the FMLP: In July 2006, we reached an agreement to sell 100 percent of the stock of CMS Midland, Inc. and CMS Midland Holdings Company to an affiliate of GSO Capital Partners and Rockland Capital Energy Investments for $60.5 million. These Consumers' subsidiaries hold our interest in the MCV Partnership and the FMLP. The sale does not affect the MCV PPA and the associated customer rates. We are targeting to close on the sale by the end of 2006. The sale is subject to various regulatory approvals, including the MPSC's approval and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In July 2006, the MPSC issued an order establishing a contested case proceeding and provided a schedule, which will allow for a decision from the MPSC by the end of 2006. In October 2006, we reached a settlement agreement with the MPSC Staff and the parties involved, which recommends that the MPSC grant all authorizations necessary to complete the sale of our interests in the MCV Partnership and the FMLP. The MPSC's approval of the settlement agreement is required for it to become effective. If approved by the MPSC, the settlement agreement requires us to file reports subsequent to the closing providing details of the amount of net proceeds available for debt reduction and what type of debt was reduced, and to file an amended 2007 through 2011 PSCR plan to address potential changes related to the MCV PPA and the RCP. We cannot predict the timing or the outcome of the MPSC's decision nor can we predict with certainty whether or when this transaction will be completed.

Because of the power purchase agreement in place between Consumers and the MCV Partnership, the transaction is effectively a sale and leaseback for accounting purposes. SFAS No. 98 specifies the accounting required for a seller's sale and simultaneous leaseback transaction involving real estate, including real estate with equipment. In accordance with SFAS No. 98, the transaction will be required to be accounted for as a financing and not a sale. This is due to forms of continuing involvement we will have with the MCV Partnership. At closing, we will remove from our Consolidated Balance Sheets all of the assets, liabilities, and minority interest associated with both the MCV Partnership and the FMLP except for the real estate assets and equipment of the MCV Partnership. Those assets will remain at their carrying value. If the fair value is determined to be less than the present carrying value, an impairment charge would result.

Further, as disclosed in Note 6, Financial and Derivative Instruments, "Derivative Contracts Associated with the MCV Partnership," we will reflect in earnings certain cumulative amounts of the MCV Partnership-related derivative fair value changes that are accounted for in other comprehensive income. We will also reflect in earnings income related to certain of the MCV Partnership gas contracts, which are being sold. The transaction will not result in the MCV Partnership or the FMLP assets being classified as held for sale on our Consolidated Balance Sheets.


                                     CMS-54

                                                          CMS Energy Corporation

Financial Condition of the MCV Partnership: Under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Historically high natural gas prices have caused the MCV Partnership to reevaluate the economics of operating the MCV Facility and to record an impairment charge in 2005. If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its obligations under the sale and leaseback transactions and other contracts. Due to the impairment of the MCV Facility and subsequent losses, the value of the equity held by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since we are one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative equity. At September 30, 2006, the negative minority interest for the other general partners' share, including their portion of the limited partners' negative equity, is $101 million and is included in Other Non-current Assets on our Consolidated Balance Sheets.

Underrecoveries related to the MCV PPA: Further, the cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. We expense all cash underrecoveries directly to income. We estimate underrecoveries of $56 million in 2006 and $39 million in 2007. Of the 2006 estimate, we expensed $42 million during the nine months ended September 30, 2006. However, our direct savings from the RCP, after allocating a portion to customers, are used to offset our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out provision after September 15, 2007. We believe that the provision is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out provision, the MCV Partnership has the right to terminate the MCV PPA, which could affect our reserve margin. In addition, the MPSC's future actions on the capacity and fixed energy payments after September 15, 2007 may further affect negatively the financial performance of the MCV Partnership, if such action resulted in us claiming additional relief under the regulatory out provision. We anticipate that the exercise of the regulatory out provision and the likely consequences of such action will be reviewed by the MPSC in 2007. Some parties have suggested that in the event that the MCV Partnership ceases performance under the MCV PPA, prior orders could limit recovery of replacement power costs to the amounts that the MSPC authorized for recovery under the MCV PPA. We cannot predict the outcome of any future disputes concerning these issues.

RCP: In January 2005, the MPSC issued an order approving the RCP, with modifications. The RCP allows us to recover the same amount of capacity and fixed energy charges from customers as approved in prior MPSC orders. However, we are able to dispatch the MCV Facility on the basis of natural gas market prices, which reduces the MCV Facility's annual production of electricity and, as a result, reduces the MCV Facility's consumption of natural gas by an estimated 30 to 40 bcf annually. This decrease in the quantity of high-priced natural gas consumed by the MCV Facility benefits our interest in the MCV Partnership. The RCP also calls for us to contribute $5 million annually to a renewable resources program. As of September 2006, we have contributed $9 million to the renewable resources program.

In January 2005, we implemented the RCP. The underlying agreement for the RCP between Consumers and the MCV Partnership extends through the term of the MCV PPA. However, either party may terminate that agreement under certain conditions. In February 2005, a group of intervenors in the RCP case filed for rehearing of the MPSC order approving the RCP, which the MPSC denied in


                                     CMS-55

                                                          CMS Energy Corporation

October 2006. The Attorney General also filed an appeal with the Michigan Court of Appeals. We cannot predict the outcome of these matters.

MCV PARTNERSHIP PROPERTY TAXES: In January 2004, the Michigan Tax Tribunal issued its decision in the MCV Partnership's tax appeal against the City of Midland for tax years 1997 through 2000. The City of Midland appealed the decision to the Michigan Court of Appeals, and the MCV Partnership filed a cross-appeal at the Michigan Court of Appeals. The MCV Partnership also has a pending case with the Michigan Tax Tribunal for tax years 2001 through 2006. The MCV Partnership estimates that the 1997 through 2005 tax year cases will result in a refund to the MCV Partnership of $88 million, inclusive of interest, if the decision of the Michigan Tax Tribunal is upheld. In February 2006, the Michigan Court of Appeals largely affirmed the Michigan Tax Tribunal decision, but remanded the case back to the Michigan Tax Tribunal to clarify certain aspects of the Tax Tribunal decision. In April 2006, the City of Midland filed an application for Leave to Appeal with the Michigan Supreme Court. The remanded proceedings may result in the determination of a greater refund to the MCV Partnership. In July 2006, the Michigan Supreme Court denied the City of Midland's application, which resulted in the MCV Partnership recognizing the $88 million refund as a reduction in property tax expense.

NUCLEAR PLANT DECOMMISSIONING: The MPSC and the FERC regulate the recovery of costs to decommission, or remove from service, our Big Rock and Palisades nuclear plants. Decommissioning funding practices approved by the MPSC require us to file a report on the adequacy of funds for decommissioning at three-year intervals. We prepared and filed updated cost estimates for Big Rock and Palisades in March 2004. Excluding additional costs for spent nuclear fuel storage due to the DOE's failure to accept this spent nuclear fuel on schedule, these reports show a decommissioning cost of $361 million for Big Rock and $868 million for Palisades. Since Big Rock is currently in the process of decommissioning, this estimated cost includes historical expenditures in nominal dollars and future costs in 2003 dollars, with all Palisades costs given in 2003 dollars. Updated cost projections for Big Rock indicate an anticipated decommissioning cost of $393 million as of June 2006.

Big Rock: In December 2000, funding of the Big Rock trust fund stopped because the MPSC-authorized decommissioning surcharge collection period expired. In our March 2004 report to the MPSC, we indicated that we would manage the decommissioning trust fund to meet annual NRC financial assurance requirements by withdrawing NRC radiological decommissioning costs from the fund and initially funding non-NRC, greenfield costs out of corporate funds. In March 2006, we contributed $16 million to the trust fund from our corporate funds to support NRC radiological decommissioning costs. Excluding the additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we are projecting that the level of funds provided by the trust will fall short of the amount needed to complete the decommissioning by $39 million, which is the amount projected for non-NRC, greenfield costs. We plan initially to fund the $39 million out of corporate funds. Therefore, at this time, we plan to provide a total of $55 million from corporate funds for costs associated with NRC radiological and non-NRC greenfield decommissioning work. We plan to seek recovery of such expenditures. We cannot predict the outcome of these efforts.

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


                                     CMS-56

                                                          CMS Energy Corporation

In March 2005, the NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. We expect a decision from the NRC on the license renewal application in 2007. At this time, we cannot determine what impact this will have on decommissioning costs or the adequacy of funding. Initial estimates of decommissioning costs, assuming a plant retirement date of 2031, show decommissioning costs of either $818 million or $1.049 billion for Palisades, depending on the decommissioning methodology assumed. These costs, which exclude additional costs for spent nuclear fuel storage due to the DOE's failure to accept spent nuclear fuel on schedule, are given in 2003 dollars.

In July 2006, we reached an agreement to sell Palisades and the Big Rock ISFSI to Entergy. As part of the transaction, Entergy will sell us 100 percent of the plant's output up to its current capacity of 798 MW under a 15-year power purchase agreement. Because of the power purchase agreement that will be in place between Consumers and Entergy, the transaction is effectively a sale and leaseback for accounting purposes. SFAS No. 98 specifies the accounting required for a seller's sale and simultaneous leaseback transaction involving real estate, including real estate with equipment. In accordance with SFAS No. 98, the transaction will be accounted for as a financing and not a sale. This is due to forms of continuing involvement. As such, we have not classified the assets as held for sale on our Consolidated Balance Sheets.

The sale is subject to various regulatory approvals, including the MPSC's approval of the power purchase agreement, the FERC's approval for Entergy to sell power to us under the power purchase agreement and other related matters, and the NRC's approval of the transfer of the operating license to Entergy and other related matters. In October 2006, the Federal Trade Commission issued a notice that neither it nor the Department of Justice's Antitrust Division plan to take enforcement action on the sale. The final purchase price will be subject to various closing adjustments such as working capital and capital expenditure adjustments, adjustments for nuclear fuel usage and inventory, and the date of closing. Under the agreement, if the transaction does not close by March 1, 2007, the purchase price will be reduced by $80,000 per day with additional costs if the sale does not close by June 1, 2007. We cannot predict with certainty whether or when the closing conditions will be satisfied or whether or when this transaction will be completed.

NUCLEAR MATTERS: Nuclear Fuel Cost: We amortize nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. For nuclear fuel used after April 6, 1983, we charge certain disposal costs to nuclear fuel expense, recover these costs through electric rates, and remit them to the DOE quarterly. We elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At September 30, 2006, our DOE liability is $150 million. This amount includes interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. The amount of this liability, excluding a portion of interest, was recovered through electric rates. In conjunction with the sale of Palisades and the Big Rock ISFSI, we will retain this obligation and provide security to Entergy for this obligation in the form of either cash, a letter of credit, or other acceptable means.

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


                                     CMS-57

                                                          CMS Energy Corporation

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

Insurance: We maintain nuclear insurance coverage on our nuclear plants. At Palisades, we maintain nuclear property insurance from NEIL totaling $2.750 billion and insurance that would partially cover the cost of replacement power during certain prolonged accidental outages. Because NEIL is a mutual insurance company, we could be subject to assessments of up to $30 million in any policy year if insured losses in excess of NEIL's maximum policyholders surplus occur at our, or any other member's, nuclear facility. NEIL's policies include coverage for acts of terrorism.

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

Big Rock remains insured for nuclear liability up to $544 million through nuclear insurance and NRC indemnity, and maintains a nuclear property insurance policy from NEIL.

Insurance policy terms, limits, and conditions are subject to change during the year as we renew our policies.


                                     CMS-58

                                                          CMS Energy Corporation

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In 2005, we estimated our remaining costs to be between $29 million and $71 million, based on 2005 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through proceeds derived from a settlement with insurers and MPSC-approved rates. At September 30, 2006, we have a liability of $26 million, net of $56 million of expenditures incurred to date, and a regulatory asset of $58 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs.

CONSUMERS' GAS UTILITY RATE MATTERS

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings.

The following table summarizes our GCR reconciliation filings with the MPSC:

Gas Cost Recovery Reconciliation

                                      Net Over-    GCR Cost of
GCR Year    Date Filed   Order Date    recovery      Gas Sold     Description of Net Overrecovery
--------    ----------   ----------   ----------   ------------   -------------------------------
2004-2005    June 2005   April 2006   $2 million   $1.4 billion   The net overrecovery includes
                                                                  interest expense through March
                                                                  2005 and refunds that we
                                                                  received from our suppliers
                                                                  that are required to be
                                                                  refunded to our customers.

2005-2006    June 2006     Pending    $3 million   $1.8 billion   The net overrecovery includes
                                                                  $1 million interest income
                                                                  through March 2006, which
                                                                  resulted from a net
                                                                  underrecovery position during
                                                                  the majority of the GCR
                                                                  period.

GCR plan for year 2005-2006: In November 2005, the MPSC issued an order for our 2005-2006 GCR Plan year, which resulted in approval of a settlement agreement and established a fixed price cap of $10.10 per mcf for the December 2005 through March 2006 billing period. We were able to maintain our billing GCR factor below the authorized level for that period. The order was appealed to the Michigan Court of Appeals by one intervenor. No action has been taken by the Court of Appeals on the merits of the appeal and we are unable to predict the outcome.

GCR plan for year 2006-2007: In December 2005, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2006 through March 2007. Our request proposed using a GCR factor consisting of:


                                     CMS-59

                                                          CMS Energy Corporation

     -    a base GCR ceiling factor of $11.10 per mcf, plus

     - a quarterly GCR ceiling price adjustment contingent upon future events.

In July 2006, all parties signed a partial settlement agreement, which calls for a base GCR ceiling factor of $9.48 per mcf. The settlement agreement base GCR ceiling factor is subject to a quarterly GCR ceiling price adjustment mechanism. The adjustment mechanism allows an adjustment of the base ceiling factor to reflect a portion of cost increases, if the average NYMEX price for a specified period is greater than that used in calculating the base GCR factor. The MPSC approved the settlement agreement in August 2006.

The GCR billing factor is adjusted monthly in order to minimize the over or under-recovery amounts in our annual GCR reconciliation. Our GCR billing factor for the month of November 2006 is $7.83 per mcf.

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

If the depreciation case order is issued after the gas general rate case order, we proposed to incorporate its results into the gas general rates using a surcharge mechanism, a process used to incorporate specialty items into customer rates.

2005 GAS RATE CASE: In July 2005, we filed an application with the MPSC seeking a 12 percent authorized return on equity along with a $132 million annual increase in our gas delivery and transportation rates. As part of this filing, we also requested interim rate relief of $75 million.

The MPSC Staff and intervenors filed interim rate relief testimony in October 2005. In its testimony, the MPSC Staff recommended granting interim rate relief of $38 million.

In February 2006, the MPSC Staff recommended granting final rate relief of $62 million. The MPSC Staff proposed that $17 million of this amount be contributed to a low income and energy efficiency fund. The MPSC Staff also recommended reducing our allowed return on common equity to 11.15 percent, from our current
11.4 percent.

In March 2006, the MPSC Staff revised its recommended final rate relief to $71 million, which includes $17 million to be contributed to a low income and energy efficiency fund. In April 2006, we revised our request for final rate relief downward to $118 million.

In May 2006, the MPSC issued an order granting us interim gas rate relief of $18 million annually, which is under bond and subject to refund if final rate relief is granted in a lesser amount. The order


                                     CMS-60

                                                          CMS Energy Corporation

also extended the temporary two-year surcharge of $58 million granted in October 2004 until the issuance of a final order in this proceeding. The MPSC has not set a date for issuance of an order granting final rate relief.

In July 2006, the ALJ issued a Proposal for Decision recommending final rate relief of $74 million above current rate levels, which include interim and temporary rate relief. The $74 million includes $17 million to be contributed to a low income and energy efficiency fund. The Proposal for Decision also recommended reducing our return on common equity to 11 percent, from our current
11.4 percent.

OTHER CONTINGENCIES

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

GAS INDEX PRICE REPORTING LITIGATION: CMS Energy, CMS MST, CMS Field Services, Cantera Natural Gas, Inc. (the company that purchased CMS Field Services) and Cantera Gas Company are named as defendants in various lawsuits arising as a result of false natural gas price reporting. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in California, Colorado, Missouri, Tennessee and Kansas. In February 2006, CMS MST and CMS Field Services reached an agreement to settle a similar action that had been filed in New York. The court approved the settlement in May 2006 and the $6.975 million settlement has been paid. In September 2006, CMS MST reached an agreement in principle to settle the master class action suit in California for $7 million. The settlement is contingent upon a settlement agreement being signed and the settlement being approved by the court. The settlement payment is not due until after the court has entered an order granting preliminary approval of the settlement, a process that may take several months to complete. CMS Energy deemed this settlement to be probable and accrued the payment in its consolidated financial statements at September 30, 2006. CMS Energy and the other CMS Energy defendants will defend themselves vigorously against all of these matters but cannot predict their outcome.

DEARBORN INDUSTRIAL GENERATION: In October 2001, Duke/Fluor Daniel (DFD), the primary construction contractor for the DIG facility, presented DIG with a change order to their construction contract and filed an action in Michigan state court against DIG, claiming contractual damages in the amount of $110 million, plus interest and costs. DFD also filed a construction lien for the $110 million. DIG is contesting both of the claims made by DFD. In addition to drawing down on three letters of credit totaling $30 million that it obtained from DFD, DIG filed an arbitration claim against DFD asserting in excess of an additional $75 million in claims against DFD. The judge in the Michigan state court case entered an order staying DFD's prosecution of its claims in the court case and permitting the arbitration to proceed. The arbitration hearing concluded on September 28, 2006 and the arbitration panel is expected to issue an award on or before December 31, 2006. DIG will continue to defend itself vigorously and pursue its claims. CMS Energy cannot predict the outcome of this matter.

FORMER CMS OIL AND GAS OPERATIONS: A Michigan trial judge granted Star Energy, Inc. and White Pine Enterprises, LLC a declaratory judgment in an action filed in 1999 that claimed Terra Energy Ltd., a former CMS Oil and Gas subsidiary, violated an oil and gas lease and other arrangements by failing to


                                     CMS-61

                                                          CMS Energy Corporation

drill wells it had committed to drill. A jury then awarded the plaintiffs a $7.6 million award. Appeals were filed of the original verdict and a subsequent decision of the court on remand. The court of appeals issued an opinion on May 26, 2005 remanding the case to the trial court for a new trial on damages. At a status conference on April 10, 2006, the judge set a six-month discovery period. On May 19, 2006, the court issued a scheduling order and the case has been set for trial in February 2007. The parties attended a court-ordered mediation on July 14, 2006 and the matter was not resolved. Enterprises has an indemnity obligation with regard to losses to Terra that might result from this litigation.

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

The Argentine commercial court granted injunctive relief to CMS Ensenada pursuant to an ex parte action, and such relief remained in effect until completion of arbitration on the matter, administered by the International Chamber of Commerce (the ICC). The arbitration hearing was held in July 2005. The ICC released the arbitral tribunal's partial award dated August 22, 2006. The partial award is favorable to CMS Ensenada, providing it with approximately 90 percent of all the additional payments CMS Ensenada would have received during the period 2002 through 2006, but for the conversion of the contract into Argentine pesos. CMS Ensenada expects the amount to be between $20 million and $25 million, which includes interest. The award further provides that for 2007 and beyond, the method for calculating the amount due to CMS Ensenada will again be stated in U.S. dollars. The final award will not be issued until the parties agree to the amounts due to CMS Ensenada, inclusive of interest, based upon the tribunal's ruling in the partial award. If the parties cannot agree, the tribunal has established an expedited procedure to have the amount determined by a panel of expert accountants. Therefore, CMS Energy has not yet recognized income from this award.

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

The ICSID Convention provides that either party may seek annulment of the award based upon five


                                     CMS-62

                                                          CMS Energy Corporation

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

IRS AUDIT RESOLUTION: In August 2005, the IRS issued Revenue Ruling 2005-53 and regulations to provide guidance with respect to the use of the "simplified service cost" method of tax accounting. We have been using this tax accounting method, generally allowed by the IRS under section 263A of the Internal Revenue Code, with respect to the allocation of certain indirect overhead costs to the tax basis of self-constructed utility assets.

In June 2006, the IRS concluded its most recent audit of CMS Energy and its subsidiaries and proposed changes to taxable income for the years ended December 31, 1987 through December 31, 2001. The proposed overall cumulative increase to taxable income related primarily to the disallowance of the simplified service cost method with respect to certain self-constructed utility assets. We have accepted these proposed adjustments to taxable income, which resulted in the payment of $76 million of tax in July 2006, and a reduction of our June 2006 income tax provision of $62 million, net of interest expense, primarily for the restoration and utilization of previously written off income tax credits.

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


                                     CMS-63

                                                          CMS Energy Corporation

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: The Interpretation requires the guarantor, upon issuance of a guarantee, to recognize a liability for the fair value of the obligation it undertakes in issuing the guarantee.

The following table describes our guarantees at September 30, 2006:

                                                                                     In Millions
------------------------------------------------------------------------------------------------
                                                                             Maximum    Carrying
Guarantee Description                      Issue Date    Expiration Date   Obligation    Amount
---------------------                     ------------   ---------------   ----------   --------
Indemnifications from asset sales and
   other agreements (a)                   October 1995   Indefinite          $1,133        $ 1
Standby letters of credit and loans (b)   Various        Various through         90          -
                                                         May 2010
Surety bonds and other indemnifications   Various        Indefinite              10          -
Other guarantees (c)                      Various        Various through        218          1
                                                         September 2027
Nuclear insurance retrospective
   premiums                               Various        Indefinite             137          -

(a) The majority of this amount arises from routine provisions in stock and asset sales agreements under which we indemnify the purchaser for losses resulting from events such as claims resulting from tax disputes and the failure of title to the assets or stock sold by us to the purchaser. We believe the likelihood of a loss for any remaining indemnifications to be remote.

(b) Standby letters of credit include letters of credit issued under an amended credit agreement with Citicorp USA, Inc. The amended credit agreement is supported by a guaranty issued by certain subsidiaries of CMS Energy. At September 30, 2006, letters of credit issued on behalf of unconsolidated affiliates totaling $65 million were outstanding.

(c) Maximum obligation includes $85 million related to the MCV Partnership's non-performance under a steam and electric power agreement with Dow. We have reached an agreement to sell our interests in the MCV Partnership and the FMLP, subject to certain regulatory and other closing conditions. The sales agreement calls for the purchaser, an affiliate of GSO Capital Partners and Rockland Capital Energy Investments to pay $85 million, subject to certain reimbursement rights, if Dow terminates an agreement under which it is provided power and steam by the MCV Partnership. The purchaser will secure their reimbursement obligation with an irrevocable letter of credit of up to $85 million.


                                     CMS-64

                                                          CMS Energy Corporation

The following table provides additional information regarding our guarantees:

Guarantee Description                 How Guarantee Arose                    Events That Would Require Performance
-----------------------------------   ------------------------------------   -------------------------------------
Indemnifications from asset sales     Stock and asset sales agreements       Findings of misrepresentation,
   and other agreements                                                      breach of warranties, and other
                                                                             specific events or circumstances

Standby letters of credit and loans   Credit agreement                       Non-payment by CMS Energy and
                                                                             Enterprises of obligations under the
                                                                             credit agreement

Surety bonds and other                Normal operating activity, permits     Nonperformance
   indemnifications                   and licenses

Other guarantees                      Normal operating activity              Nonperformance or non-payment by a
                                                                             subsidiary under a related contract

                                      Agreement to provide power and steam   MCV Partnership's nonperformance or
                                      to Dow                                 non-payment under a related contract

                                      Bay Harbor remediation efforts         Owners exercising put options
                                                                             requiring us to purchase property

Nuclear insurance retrospective       Normal operations of nuclear plants    Call by NEIL and Price-Anderson Act
   premiums                                                                  for nuclear incident

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

At September 30, 2006, certain contracts contained provisions allowing us to recover, from third parties, amounts paid under the guarantees. For example, if we are required to purchase a property under a put option agreement, we may sell the property to recover the amount paid under the option.

We enter into various agreements containing tax and other indemnification provisions in connection with a variety of transactions. While we are unable to estimate the maximum potential obligation related to these indemnities, we consider the likelihood that we would be required to perform or incur significant losses related to these indemnities and the guarantees listed in the preceding tables to be remote.


                                     CMS-65

                                                          CMS Energy Corporation

4: FINANCINGS AND CAPITALIZATION

Long-term debt is summarized as follows:

                                                                     In Millions
                                         ---------------------------------------
                                         September 30, 2006   December 31, 2005
                                         ------------------   -----------------
CMS ENERGY CORPORATION
   Senior notes                                $2,271               $2,347
   Other long-term debt                             1                    2
                                               ------               ------
      Total - CMS Energy Corporation            2,272                2,349
                                               ------               ------
CONSUMERS ENERGY COMPANY
   First mortgage bonds                         3,173                3,175
   Senior notes and other                         801                  852
   Securitization bonds                           348                  369
                                               ------               ------
      Total - Consumers Energy Company          4,322                4,396
                                               ------               ------
OTHER SUBSIDIARIES                                353                  363
                                               ------               ------
TOTAL PRINCIPAL AMOUNTS OUTSTANDING             6,947                7,108
   Current amounts                               (288)                (289)
   Net unamortized discount                       (15)                 (19)
                                               ------               ------
Total Long-term debt                           $6,644               $6,800
                                               ======               ======

FINANCINGS: The following is a summary of significant long-term debt retirements during the nine months ended September 30, 2006:

                                             Principal     Interest Rate
                                           (in millions)        (%)          Retirement Date    Maturity Date
                                           -------------   -------------   ------------------   -------------
CMS ENERGY
   Senior notes                                 $ 76             9.875       January through     October 2007
                                                                               April 2006

CONSUMERS
   Long-term debt - related parties              129              9.00        February 2006       June 2031
   FMLP debt                                      56             13.25          July 2006         July 2006

ENTERPRISES
   CMS Generation Investment Co. IV Bank                                   June and September
   Loan                                           35          Variable            2006          December 2008
                                                ----
      TOTAL                                     $296
                                                ====

REGULATORY AUTHORIZATION FOR FINANCINGS: In May 2006, the FERC issued an order authorizing Consumers to issue up to $2.0 billion of secured and unsecured short-term securities for the following purposes:

-    up to $1.0 billion for general corporate purposes, and

- up to $1.0 billion of FMB or other securities to be issued solely as collateral for other short-term securities.

Also in May 2006, the FERC issued an order authorizing Consumers to issue up to $5.0 billion of secured and unsecured long-term securities for the following purposes:

-    up to $1.5 billion for general corporate purposes,

- up to $1.0 billion for purposes of refinancing or refunding existing long-term debt, and


                                     CMS-66

                                                          CMS Energy Corporation

- up to $2.5 billion of FMB or other securities to be issued solely as collateral for other long-term securities.

The authorizations are for a two-year period beginning July 1, 2006 and ending June 30, 2008. Any long-term issuances during the two-year authorization period are exempt from the FERC's competitive bidding and negotiated placement requirements.

REVOLVING CREDIT FACILITIES: The following secured revolving credit facilities with banks are available at September 30, 2006:

                                                                                    In Millions
-----------------------------------------------------------------------------------------------
                                    Amount of    Amount       Outstanding
    Company       Expiration Date    Facility   Borrowed   Letters-of-Credit   Amount Available
---------------   ---------------   ---------   --------   -----------------   ----------------
CMS Energy          May 18, 2010       $300        $ -            $104               $196
Consumers          March 30, 2007       300          -               -                300
Consumers           May 18, 2010        500          -              62                438
MCV Partnership   August 25, 2007        25          -               7                 18

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

Under the provisions of its articles of incorporation, at September 30, 2006, Consumers had $253 million of unrestricted retained earnings available to pay common stock dividends. Covenants in Consumers' debt facilities cap common stock dividend payments at $300 million in a calendar year. Provisions of the Federal Power Act and the Natural Gas Act effectively restrict dividends to the amount of Consumers' retained earnings. For the nine months ended September 30, 2006, we received $71 million of common stock dividends from Consumers.

CAPITAL AND FINANCE LEASE OBLIGATIONS: Our capital leases are comprised mainly of leased service vehicles, power purchase agreements, and office furniture. At September 30, 2006, capital lease obligations totaled $55 million. In order to obtain permanent financing for the MCV Facility, the MCV Partnership entered into a sale and leaseback agreement with a lessor group, which includes the FMLP, for substantially all of the MCV Partnership's fixed assets. In accordance with SFAS No. 98, the MCV Partnership accounted for the transaction as a financing arrangement. At September 30, 2006, finance lease obligations totaled $268 million, which represents the third-party portion of the MCV Partnership's finance lease obligation.

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, Consumers sells certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. The special purpose entity sold $316 million of receivables at September 30, 2006 and $325 million of receivables at December 31, 2005. Consumers continues to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against Consumers' other assets for failure of a debtor to pay when due and no right to any receivables not sold. Consumers has neither recorded a gain or loss on the receivables sold nor retained interest in the receivables sold.


                                     CMS-67

                                                          CMS Energy Corporation

Certain cash flows under Consumers' accounts receivable sales program are shown in the following table:

                                                                    In Millions
                                                                ---------------
Nine months ended September 30                                   2006     2005
------------------------------                                  ------   ------
Net cash flow as a result of accounts receivable financing      $   (9)  $ (204)
Collections from customers                                      $4,402   $3,782
                                                                ======   ======

CONTINGENTLY CONVERTIBLE SECURITIES: In September 2006, the $11.87 per share conversion trigger price contingency was met for our $250 million 4.50 percent contingently convertible preferred stock. As a result, these securities are convertible at the option of the security holders for the three months ending December 31, 2006, with the par value payable in cash. As of October 2006, none of the security holders have notified us of their intention to convert these securities.

In September 2006, the $12.81 per share conversion trigger price contingency was met for our $150 million 3.375 percent contingently convertible senior notes. As a result, these securities are convertible at the option of the security holders for the three months ending December 31, 2006, with the principal payable in cash. Because they are convertible on demand, they are classified as current liabilities. As of October 2006, none of the security holders have notified us of their intention to convert these securities.

5: EARNINGS PER SHARE

The following table presents the basic and diluted earnings per share computations based on Loss from Continuing Operations:

                                                  In Millions, Except Per Share Amounts
                                                  -------------------------------------
Three Months Ended September 30                               2006     2005
-------------------------------                              ------   ------
LOSS AVAILABLE TO COMMON STOCKHOLDERS
   Loss from Continuing Operations                           $ (102)  $ (263)
   Less Preferred Dividends                                      (2)      (2)
                                                             ------   ------
   Loss from Continuing Operations Available to

      Common Stockholders - Basic and Diluted                $ (104)  $ (265)
                                                             ======   ======
AVERAGE COMMON SHARES OUTSTANDING
   Weighted Average Shares - Basic and Diluted                220.1    219.6

LOSS PER AVERAGE COMMON SHARE
   AVAILABLE TO COMMON STOCKHOLDERS
   Basic                                                     $(0.47)  $(1.21)
   Diluted                                                   $(0.47)  $(1.21)
                                                             ======   ======


                                     CMS-68

                                                          CMS Energy Corporation

                                                  In Millions, Except Per Share Amounts
                                                  -------------------------------------
Nine Months Ended September 30                                2006     2005
------------------------------                               ------   ------
LOSS AVAILABLE TO COMMON STOCKHOLDERS
   Loss from Continuing Operations                           $  (54)  $  (81)
   Less Preferred Dividends                                      (8)      (7)
                                                             ------   ------
   Loss from Continuing Operations Available to
      Common Stockholders - Basic and Diluted                $  (62)  $  (88)
                                                             ======   ======
AVERAGE COMMON SHARES OUTSTANDING
   Weighted Average Shares - Basic and Diluted                219.6    211.0
LOSS PER AVERAGE COMMON SHARE
   AVAILABLE TO COMMON STOCKHOLDERS
   Basic                                                     $(0.28)  $(0.42)
   Diluted                                                   $(0.28)  $(0.42)
                                                             ======   ======

Contingently Convertible Securities: For the three and nine months ended September 30, 2006, we recorded a loss from continuing operations, therefore due to antidilution, there was no impact to diluted EPS from our contingently convertible securities. Assuming positive income from continuing operations, our contingently convertible securities dilute EPS to the extent that the conversion value, which is based on the average market price of our common stock, exceeds the principal or par value. Had there been positive income from continuing operations, our contingently convertible securities would have contributed an additional 11.5 million shares to the calculation of diluted EPS for the three months ended September 30, 2006 and 10.2 million shares for the nine months ended September 30, 2006.

Stock Options and Warrants: For the three and nine months ended September 30, 2006, due to antidilution, there was no impact to diluted EPS for options and warrants to purchase 3.0 million shares of common stock. For the three and nine months ended September 30, 2005, due to antidilution, there was no impact to diluted EPS for options and warrants to purchase 3.8 million shares of common stock.

Convertible Debentures: Due to accounting EPS dilution principles, for the three and nine months ended September 30, 2006, there was no impact to diluted EPS from our 7.75 percent convertible subordinated debentures. Using the if-converted method, the debentures would have:

- increased the numerator of diluted EPS by $2 million for the three months ended September 30, 2006 and $7 million for the nine months ended September 30, 2006, from an assumed reduction of interest expense, net of tax, and

-    increased the denominator of diluted EPS by 4.3 million shares.

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


                                     CMS-69

                                                          CMS Energy Corporation

The cost and fair value of our long-term financial instruments are as follows:

                                                                                         In Millions
                                       -------------------------------------------------------------
                                             September 30, 2006              December 31, 2005
                                       -----------------------------   -----------------------------
                                                 Fair     Unrealized             Fair     Unrealized
                                        Cost     Value   Gain (Loss)    Cost     Value   Gain (Loss)
                                       ------   ------   -----------   ------   ------   -----------
Long-term debt,                        $6,932   $7,097      $(165)     $7,089   $7,315      $(226)
   including current amounts
Long-term debt - related parties,
   including current amounts              178      151         27         307      280         27
Available-for-sale securities:

SERP:
   Equity securities                       35       53         18          34       49         15
   Debt securities                         15       15          -          17       17          -
Nuclear decommissioning investments:
   Equity securities                      138      268        130         134      252        118
   Debt securities                        304      307          3         287      291          4

In July 2006, we reached an agreement to sell Palisades and the Big Rock ISFSI to Entergy. Entergy will assume responsibility for the future decommissioning of the plant and for storage and disposal of spent nuclear fuel. Accordingly, upon completion of the sale, we will transfer $382 million of nuclear decommissioning trust fund assets to Entergy and retain $205 million. We will also be entitled to receive a return of $130 million, pending either a favorable federal tax ruling regarding the release of the funds, or if no such ruling is issued, after decommissioning of the Palisades site is complete. These estimates increased approximately $20 million compared to second quarter 2006 estimates primarily because of market appreciation during the third quarter of 2006. The disposition of the retained and receivable nuclear decommissioning funds is subject to regulatory proceedings.

DERIVATIVE INSTRUMENTS: In order to limit our exposure to certain market risks, we may enter into various risk management contracts, such as swaps, options, futures, and forward contracts. These contracts, used primarily to manage our exposure to changes in interest rates, commodity prices, and currency exchange rates, are classified as either non-trading or trading. We enter into these contracts using established policies and procedures, under the direction of both:

     - an executive oversight committee consisting of senior management representatives, and

     -    a risk committee consisting of business unit managers.

The contracts we use to manage market risks may qualify as derivative instruments that are subject to derivative and hedge accounting under SFAS No.
133. If a contract is a derivative, it is recorded on the balance sheet at its fair value. We then adjust the resulting asset or liability each quarter to reflect any change in the market value of the contract, a practice known as marking the contract to market. From time to time, we enter into cash flow hedges. If a derivative qualifies for cash flow hedge accounting treatment, the changes in fair value (gains or losses) are reported in accumulated other comprehensive income; otherwise, the changes are reported in earnings.


                                     CMS-70

                                                          CMS Energy Corporation

For a derivative instrument to qualify for cash flow hedge accounting:

     - the relationship between the derivative instrument and the forecasted transaction being hedged must be formally documented at inception,

     - the derivative instrument must be highly effective in offsetting the hedged transaction's cash flows, and

     -    the forecasted transaction being hedged must be probable.

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

To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third-party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. The cash returns we actually realize on these contracts may vary, either positively or negatively, from the results that we estimate using these models. As part of valuing our derivatives at market, we maintain reserves, if necessary, for credit risks arising from the financial condition of our counterparties.

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


                                     CMS-71

                                                          CMS Energy Corporation

Derivative accounting is required for certain contracts used to limit our exposure to interest rate risk, commodity price risk, and foreign exchange risk. The following table summarizes our derivative instruments:

                                                                                           In Millions
                                               -------------------------------------------------------
                                                    September 30, 2006           December 31, 2005
                                               --------------------------   --------------------------
                                                       Fair    Unrealized           Fair    Unrealized
Derivative Instruments                         Cost   Value   Gain (Loss)   Cost   Value   Gain (Loss)
----------------------                         ----   -----   -----------   ----   -----   -----------
Non-trading:
   Gas supply option contracts                 $  -   $  -        $  -      $  1   $ (1)      $ (2)
   FTRs                                           -      -           -         -      1          1
Derivative contracts associated with the MCV
Partnership:
   Long-term gas contracts (a)                    -     43          43         -    205        205
   Gas futures, options, and swaps (a)            -     66          66         -    223        223
CMS ERM contracts:
   Non-trading electric / gas contracts (b)       -     34          34         -    (63)       (63)
   Trading electric / gas contracts (c)           -    (65)        (65)       (3)   100        103
Derivative contracts associated with equity
investments in:
   Shuweihat                                      -    (15)        (15)        -    (20)       (20)
   Taweelah                                     (35)   (13)         22       (35)   (17)        18
   Jorf Lasfar                                    -     (6)         (6)        -     (8)        (8)
   Other                                          -      1           1         -      1          1

(a) The fair value of the MCV Partnership's long-term gas contracts and gas futures, options, and swaps has decreased significantly from December 31, 2005 partly due to a decrease in natural gas prices since that time. The decrease is also the result of the normal reversal of such derivative assets. As gas has been purchased under the long-term gas contracts and the gas futures, options, and swap contracts have been settled, the fair value of the contracts has decreased.

(b) The fair value of CMS ERM's non-trading electric and gas contracts has increased significantly from December 31, 2005 due to the termination of certain gas contracts. CMS ERM had recorded derivative liabilities, representing cumulative unrealized mark-to-market losses, associated with these gas contracts. As the contracts are now settled, the related derivative liabilities are no longer included in the balance of CMS ERM's non-trading electric and gas contracts.

(c) The fair value of CMS ERM's trading electric and gas contracts has decreased significantly from December 31, 2005 due to the termination of certain gas contracts. CMS ERM had recorded derivative assets, representing cumulative unrealized mark-to-market gains, associated with these gas contracts. As the contracts are now settled, the related derivative assets are no longer included in the balance of CMS ERM's trading electric and gas contracts.

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


                                     CMS-72

                                                          CMS Energy Corporation

GAS SUPPLY OPTION CONTRACTS: Our gas utility business uses fixed-priced weather-based gas supply call options and fixed-priced gas supply call and put options to meet our regulatory obligation to provide gas to our customers at a reasonable and prudent cost. As part of regulatory accounting, the mark-to-market gains and losses associated with these options are reported directly in earnings as part of Other income, and then immediately reversed out of earnings and recorded on the balance sheet as a regulatory asset or liability.

FTRS: With the creation of the Midwest Energy Market, FTRs were established. FTRs are financial instruments that manage price risk related to electricity transmission congestion. An FTR entitles its holder to receive compensation (or, conversely, to remit payment) for congestion-related transmission charges. As part of regulatory accounting, the mark-to-market gains and losses associated with these instruments are reported directly in earnings as part of Other income, and then immediately reversed out of earnings and recorded on the balance sheet as a regulatory asset or liability.

DERIVATIVE CONTRACTS ASSOCIATED WITH THE MCV PARTNERSHIP: Long-term gas contracts: The MCV Partnership uses long-term gas contracts to purchase and manage the cost of the natural gas it needs to generate electricity and steam. The MCV Partnership believes that certain of these contracts qualify as normal purchases under SFAS No. 133. Accordingly, we have not recognized these contracts at fair value on our Consolidated Balance Sheets at September 30, 2006.

The MCV Partnership also holds certain long-term gas contracts that do not qualify as normal purchases because these contracts contain volume optionality or because the gas will not be used to generate electricity or steam. Accordingly, all of these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter.

For the nine months ended September 30, 2006, we recorded a $161 million loss, before considering tax effects and minority interest, associated with the decrease in fair value of these long-term gas contracts. This loss is included in the total Fuel costs mark-to-market at the MCV Partnership on our Consolidated Statements of Income (Loss). Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on these contracts, since gains and losses will be recorded each quarter. We will continue to record these gains and losses in our consolidated financial statements until we close the sale of our interest in the MCV Partnership.

We have recorded derivative assets totaling $43 million associated with the fair value of long-term gas contracts on our Consolidated Balance Sheets at September 30, 2006. The MCV Partnership expects almost all of these assets, which represent cumulative net mark-to-market gains, to reverse as losses through earnings during 2007 and 2008 as the gas is purchased, with the remainder reversing between 2009 and 2011. As the MCV Partnership recognizes future losses from the reversal of these derivative assets, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share, but only until we close the sale of our interest in the MCV Partnership.

These long-term gas contracts will be sold in conjunction with the sale of our interest in the MCV Partnership. At the date we close the sale, we will record any additional mark-to-market gains or losses associated with these contracts in earnings. After the closing, we will no longer record the fair value of these long-term gas contracts on our Consolidated Balance Sheets and will not be required to recognize gains or losses related to changes in the fair value of these contracts on our Consolidated Statements of Income (Loss).


                                     CMS-73

                                                          CMS Energy Corporation

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

At September 30, 2006, the MCV Partnership held natural gas futures, options, and swaps. We have recorded a net derivative asset amount of $66 million on our Consolidated Balance Sheets at September 30, 2006 associated with the fair value of these contracts. Certain of the futures and swaps qualify for cash flow hedge accounting and we record our proportionate share of their mark-to-market gains and losses in Accumulated other comprehensive loss. The remaining contracts are not cash flow hedges and their mark-to-market gains and losses are recorded to earnings.

Those contracts that qualify as cash flow hedges represent assets of $79 million of the net $66 million derivative assets recorded on our Consolidated Balance Sheets. We have recorded a cumulative net gain of $25 million, net of tax and minority interest, in Accumulated other comprehensive loss at September 30, 2006, representing our proportionate share of mark-to-market gains and losses from these contracts. If we have not closed the sale of our interest in the MCV Partnership within the next 12 months, we can expect to reclassify $11 million of this balance, net of tax and minority interest, as an increase to earnings as the contracts settle, offsetting the costs of gas purchases. There was no ineffectiveness associated with any of these cash flow hedges.

The remaining futures, options, and swap contracts, representing derivative liabilities of $13 million, do not qualify as cash flow hedges and we record any changes in their fair value in earnings each quarter. The MCV Partnership expects these derivative liabilities, which represent cumulative net mark-to-market losses, to be realized during 2006 and 2007 as the contracts settle.

For the nine months ended September 30, 2006, we recorded a $65 million loss, before considering tax effects and minority interest, associated with the decrease in fair value of these instruments. This loss is included in the total Fuel costs mark-to-market at the MCV Partnership on our Consolidated Statements of Income (Loss). Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on these contracts, since gains and losses will be recorded each quarter. We will continue to record these gains and losses in our consolidated financial statements until we close the sale of our interest in the MCV Partnership.

In conjunction with the sale of our interest in the MCV Partnership, these futures, options, and swaps will be sold. At the date we close the sale, we will record any additional mark-to-market gains or losses associated with these contracts in Accumulated other comprehensive loss or earnings, accordingly. Then, for those futures and swaps that qualify as cash flow hedges, the related balance of net cumulative gains recorded in Accumulated other comprehensive loss will be reclassified and recognized in earnings. After the closing, we will no longer record the fair value of these contracts on our Consolidated Balance Sheets and will not be required to recognize gains or losses related to changes in the fair value of these contracts on our Consolidated Statements of Income
(Loss).

Any changes in the fair value of the long-term gas contracts or these futures, options, and swaps recognized before the closing will not affect the sale price of our interest in the MCV Partnership. For


                                     CMS-74

                                                          CMS Energy Corporation

additional details on the sale of our interest in the MCV Partnership, see Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies - The Midland Cogeneration Venture."

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

DERIVATIVE CONTRACTS ASSOCIATED WITH EQUITY INVESTMENTS: At September 30, 2006, some of our equity method investees held:

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

FOREIGN EXCHANGE DERIVATIVES: At times, we use forward exchange and option contracts to hedge the value of investments in foreign operations. These contracts limit the risk from currency exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the hedged investments. At September 30, 2006, we had no outstanding foreign exchange contracts. However, the impact of previous hedges on our investments in foreign operations is reflected in Accumulated other comprehensive loss as a component of the foreign currency translation adjustment on our Consolidated Balance Sheets. Gains or losses from the settlement of these hedges are maintained in the foreign currency translation adjustment until we sell or liquidate the hedged investments. At September 30, 2006, our total foreign currency translation adjustment was a net loss of $306 million, which included a net hedging loss of $26 million, net of tax, related to the settlement of these contracts.

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

CMS ERM and the MCV Partnership enter into contracts primarily with companies in the electric and


                                     CMS-75

                                                          CMS Energy Corporation

gas industry. This industry concentration may have an impact on our exposure to credit risk, either positively or negatively, based on how these counterparties are affected by similar changes in economic conditions, the weather, or other conditions. CMS ERM and the MCV Partnership typically use industry-standard agreements that allow for netting positive and negative exposures associated with the same counterparty, thereby reducing exposure. These contracts also typically provide for the parties to demand adequate assurance of future performance when there are reasonable grounds for doing so.

The following table illustrates our exposure to potential losses at September 30, 2006, if each counterparty within this industry concentration failed to perform its contractual obligations. This table includes contracts accounted for as financial instruments. It does not include trade accounts receivable, derivative contracts that qualify for the normal purchases and sales exception under SFAS No. 133, or other contracts that are not accounted for as derivatives.

                                                                                      In Millions
-------------------------------------------------------------------------------------------------
                                                            Net Exposure from   Net Exposure from
                  Exposure Before   Collateral      Net      Investment Grade    Investment Grade
                   Collateral (a)    Held (b)    Exposure       Companies         Companies (%)
                  ---------------   ----------   --------   -----------------   -----------------
CMS ERM                 $ 51            $ -        $ 51          $ 2 (c)                 4
MCV Partnership          120             36          84           84                   100

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

     -    a non-contributory, defined benefit Pension Plan,

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

Effective January 11, 2006, the MPSC electric rate order authorized Consumers to include $33 million


                                     CMS-76

                                                          CMS Energy Corporation

of electric pension expense in its electric rates. Due to the volatility of these particular costs, the order also established a pension equalization mechanism to track actual costs. If actual pension expenses are greater than the $33 million included in electric rates, the difference will be recognized as a regulatory asset for future recovery from customers. If actual pension expenses are less than the $33 million included in electric rates, the difference will be recognized as a regulatory liability, and refunded to our customers. The difference between pension expense allowed in our electric rates and pension expense under SFAS No. 87 resulted in a net reduction in pension expense of $3 million for the three months ended September 30, 2006 and $8 million for the nine months ended September 30, 2006. We have established a corresponding regulatory asset of $8 million.

OPEB: Effective January 11, 2006, the MPSC electric rate order authorized Consumers to include $28 million of electric OPEB expense in its electric rates. Due to the volatility of these particular costs, the order also established an OPEB equalization mechanism to track actual costs. If actual OPEB expenses are greater than the $28 million included in electric rates, the difference will be recognized as a regulatory asset for future recovery from our customers. If actual OPEB expenses are less than the $28 million included in electric rates, the difference will be recognized as a regulatory liability, and refunded to our customers. The difference between OPEB expense allowed in our electric rates and OPEB expense under SFAS No. 106 resulted in a net reduction in OPEB expense of less than $1 million for the three months ended September 30, 2006 and $1 million for the nine months ended September 30, 2006. We have established a corresponding regulatory asset of $1 million.

Costs: The following table recaps the costs incurred in our retirement benefits plans:

                                                                           In Millions
                                                --------------------------------------
                                                                Pension
                                                --------------------------------------
                                                Three Months Ended   Nine Months Ended
                                                ------------------   -----------------
September 30                                        2006   2005         2006   2005
------------                                        ----   ----         ----   ----
Service cost                                        $ 13   $  9         $ 37   $ 34
Interest cost                                         20     15           62     64
Expected return on plan assets                       (20)   (17)         (63)   (80)
Amortization of:
   Net loss                                           10     11           32     25
   Prior service cost                                  1      1            5      5
                                                    ----   ----         ----   ----
Net periodic cost                                     24     19           73     48
Regulatory adjustment                                 (3)     -           (8)     -
                                                    ----   ----         ----   ----
Net periodic cost after regulatory adjustment       $ 21   $ 19         $ 65   $ 48
                                                    ====   ====         ====   ====


                                     CMS-77

                                                          CMS Energy Corporation

                                                                           In Millions
                                                --------------------------------------
                                                                 OPEB
                                                --------------------------------------
                                                Three Months Ended   Nine Months Ended
                                                ------------------   -----------------
September 30                                        2006   2005         2006   2005
------------                                        ----   ----         ----   ----
Service cost                                        $  6   $  6         $ 18   $ 17
Interest cost                                         15     15           47     47
Expected return on plan assets                       (14)   (14)         (43)   (42)
Amortization of:
   Net loss                                            5      6           15     15
   Prior service cost                                 (3)    (3)          (8)    (7)
                                                    ----   ----         ----   ----
Net periodic cost                                      9     10           29     30
Regulatory adjustment                                  -      -           (1)     -
                                                    ----   ----         ----   ----
Net periodic cost after regulatory adjustment       $  9   $ 10         $ 28   $ 30
                                                    ====   ====         ====   ====

SERP: On April 1, 2006, we implemented a Defined Contribution Supplemental Executive Retirement Plan (DC SERP) and froze further new participation in the defined benefit SERP. The DC SERP provides promoted and newly hired participants benefits ranging from 5 to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. Our contributions to the plan, if any, will be placed in a grantor trust. For the nine months ended September 30, 2006, no contributions were made to the plan.

MCV: The MCV Partnership sponsors defined cost postretirement health care plans that cover all full-time employees, except key management. Participants in the postretirement health care plans become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The MCV Partnership's net periodic postretirement health care cost for the three months and nine months ended September 30, 2006 and 2005 was less than $1 million.

SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158. This standard will require us to recognize the funded status of our defined benefit postretirement plans on our balance sheets at December 31, 2006. SFAS No. 158 will require us to recognize changes in the funded status of our plans in the year in which the changes occur. Upon implementation of this standard, we expect to record an additional postretirement benefit liability of approximately $653 million and a regulatory asset of $612 million. We expect a reduction of $26 million to other comprehensive income, after tax. Regulatory asset treatment is consistent with past MPSC and FERC guidance. This standard also requires that we change our plan measurement date from November 30 to December 31, effective December 31, 2008. We do not believe that implementation of this provision of the standard would have a material effect on our financial statements.

8: ASSET RETIREMENT OBLIGATIONS

SFAS NO. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS": This standard requires companies to record the fair value of the cost to remove assets at the end of their useful life, if there is a legal obligation to remove them. We have legal obligations to remove some of our assets, including our nuclear plants, at the end of their useful lives.


                                     CMS-78

                                                          CMS Energy Corporation

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

FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT
OBLIGATIONS: This Interpretation clarified the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event. We determined that abatement of asbestos included in our plant investments qualifies as a conditional ARO, as defined by FASB Interpretation No. 47.

The following tables describe our assets that have legal obligations to be removed at the end of their useful life:

September 30, 2006                                                                            In Millions
---------------------------------------------------------------------------------------------------------
                                            In Service                                              Trust
ARO Description                                Date      Long Lived Assets                           Fund
---------------                             ----------   ----------------------------------------   -----
Palisades-decommission plant site              1972          Palisades nuclear plant                 $576
Big Rock-decommission plant site               1962          Big Rock nuclear plant                     6
JHCampbell intake/discharge water line         1980          Plant intake/discharge water line          -
Closure of coal ash disposal areas             Various       Generating plants coal ash areas           -
Closure of wells at gas storage fields         Various       Gas storage fields                         -
Indoor gas services equipment relocations      Various       Gas meters located inside structures       -
Asbestos abatement                             1973          Electric and gas utility plant             -
Natural gas-fired power plant                  1997          Gas fueled power plant                     -
Close gas treating plant and gas wells         Various       Gas transmission and storage               -


                                     CMS-79

                                                          CMS Energy Corporation

                                                                                                      In Millions
-----------------------------------------------------------------------------------------------------------------
                                            ARO                                                           ARO
                                         Liability                                        Cash flow    Liability
ARO Description                           12/31/05   Incurred   Settled (a)   Accretion   Revisions     9/30/06
---------------                          ---------   --------   -----------   ---------   ---------   -----------
Palisades-decommission                      $375        $ -        $  -          $19         $ -          $394
Big Rock-decommission                         27          -         (22)           3           -             8
JHCampbell intake line                         -          -           -            -           -             -
Coal ash disposal areas                       54          -          (2)           4           -            56
Wells at gas storage fields                    1          -           -            -           -             1
Indoor gas services relocations                1          -           -            -           -             1
Natural gas-fired power plant                  1          -           -            -           -             1
Close gas treating plant and gas wells         1          -           -            1           -             2
Asbestos abatement                            36          -          (2)           1           -            35
                                            ----        ---        ----          ---         ---          ----
  Total                                     $496        $ -        $(26)         $28         $ -          $498
                                            ====        ===        ====          ===         ===          ====

(a) These cash payments are included in the Other current and non-current liabilities line in Net cash provided by operating activities on our Consolidated Statements of Cash Flows. Cash payments for the nine months ended September 30, 2005 were $37 million.

In October 2004, the MPSC initiated a generic proceeding to review SFAS No. 143, FERC Order No. 631, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations, and related accounting and ratemaking issues for MPSC-jurisdictional electric and gas utilities. In December 2005, the ALJ issued a Proposal for Decision recommending that the MPSC dismiss the proceeding. In March 2006, the MPSC remanded the case to the ALJ for findings and recommendations. In August 2006, the ALJ issued a second Proposal for Decision that included recommendations that the MPSC:

     - adopt SFAS No. 143 and FERC Order No. 631 for accounting purposes but not for ratemaking purposes,

     -    consider adopting standardized retirement units for certain accounts,

     -    consider revising the method of determining cost of removal, and

     - withhold approving blanket regulatory asset and regulatory liability accounting treatment related to ARO, stating that modifications to the MPSC's Uniform System of Accounts should precede any such accounting approval.

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

All grants awarded under the Plan for the nine months ended September 30, 2006 and in 2005 were in the form of restricted stock. Restricted stock awards are outstanding shares to which the recipient has full voting and dividend rights and vest 100 percent after three years of continued employment. Restricted stock awards granted to officers in 2006, 2005, and 2004 are also subject to the achievement


                                     CMS-80

                                                          CMS Energy Corporation

of specified levels of total shareholder return, including a comparison to a peer group of companies. All restricted stock awards are subject to forfeiture if employment terminates before vesting. However, if certain minimum service requirements are met, restricted shares may continue to vest upon retirement or disability and vest fully if control of CMS Energy changes, as defined by the Plan. In April 2006, the Plan was amended to allow awards not subject to the achievement of total shareholder returns to vest fully upon retirement, subject to the participant not accepting employment with a direct competitor. This modification did not have a material impact on the consolidated financial statements.

The Plan also allows for the following types of awards:

     -    stock options,

     -    stock appreciation rights,

     -    phantom shares, and

     -    performance units.

For the nine months ended September 30, 2006 and in 2005, we did not grant any of these types of awards.

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

Shares awarded or subject to stock options, phantom shares, and performance units may not exceed 6 million shares from June 2004 through May 2009, nor may such awards to any participant exceed 250,000 shares in any fiscal year. We may issue awards of up to 4,378,300 shares of common stock under the Plan at September 30, 2006. Shares for which payment or exercise is in cash, as well as shares or stock options that are forfeited, may be awarded or granted again under the Plan.

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

We elected to adopt the modified prospective method of recognition provisions of this Statement instead of retrospective restatement. The modified prospective method applies the recognition provisions to all awards granted or modified after the adoption date of this Statement. We adopted the fair value method of accounting for share-based awards effective December 2002. Therefore, SFAS No. 123(R) did not have a significant impact on our results of operations when it became effective.

The SEC issued SAB No. 107 to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Also, the SEC issued SAB No. 107 to provide the staff's view regarding the valuation of share-based payments, including assumptions such as expected volatility and expected terms. We applied the additional guidance provided by SAB No. 107 upon implementation of SFAS No. 123(R) with no impact on our consolidated results of operations.


                                     CMS-81

                                                          CMS Energy Corporation

The following table summarizes restricted stock activity under the Plan:

                                                     Weighted-Average Grant
Restricted Stock                  Number of Shares       Date Fair Value
----------------                  ----------------   ----------------------
Nonvested at December 31, 2005       1,682,056               $10.64
   Granted                             587,830               $13.84
   Vested                             (300,136)              $ 7.64
   Forfeited                           (54,250)              $10.76
                                     ---------               ------
Nonvested at September 30, 2006      1,915,500               $12.09
                                     =========               ======

The total fair value of shares vested was $4 million for the nine months ended September 30, 2006 and September 30, 2005.

We calculate the fair value of restricted shares granted based on the price of our common stock on the grant date and expense the fair value over the required service period. Total compensation cost recognized in income related to restricted stock was $7 million for the nine months ended September 30, 2006 and $3 million for the nine months ended September 30, 2005. The total related income tax benefit recognized in income was $2 million for the nine months ended September 30, 2006 and $1 million for the nine months ended September 30, 2005. At September 30, 2006, there was $13 million of total unrecognized compensation cost related to restricted stock. We expect to recognize this cost over a weighted-average period of 1.7 years.

The following table summarizes stock option activity under the Plan:

                                                                   Weighted-
                                        Options       Weighted-     Average       Aggregate
                                      Outstanding,     Average     Remaining      Intrinsic
                                     Fully Vested,     Exercise   Contractual       Value
Stock Options                       and Exercisable     Price         Term      (In Millions)
---------------------------------   ---------------   ---------   -----------   -------------
Outstanding at December 31, 2005       3,541,338        $21.21     5.4 years        $(24)
   Granted                                     -             -
   Exercised                             (53,000)       $ 7.08
   Cancelled or Expired                 (490,568)       $30.53
                                       ---------        ------     ---------        ----
Outstanding at September 30, 2006      2,997,770        $19.93     5.0 years        $(16)
                                       =========        ======     =========        ====

Stock options give the holder the right to purchase common stock at a price equal to the fair value of our common stock on the grant date. Stock options are exercisable upon grant, and expire up to 10 years and one month from the grant date. We issue new shares when participants exercise stock options. The total intrinsic value of stock options exercised was less than $1 million for the nine months ended September 30, 2006 and $1 million for the nine months ended September 30, 2005. Cash received from exercise of these stock options was less than $1 million for the nine months ended September 30, 2006 and $1 million for the nine months ended September 30, 2005. Since we have utilized tax loss carryforwards, we were not able to realize the excess tax benefits upon exercise of stock options. Therefore, we did not recognize the related excess tax benefits in equity.


                                     CMS-82

                                                          CMS Energy Corporation

10: EQUITY METHOD INVESTMENTS

Where ownership is more than 20 percent but less than a majority, we account for certain investments in other companies, partnerships, and joint ventures by the equity method of accounting, in accordance with APB Opinion No. 18. Earnings from equity method investments was $19 million for the three months ended September 30, 2006 and $40 million for the three months ended September 30, 2005. Earnings from equity method investments was $63 million for the nine months ended September 30, 2006 and $92 million for the nine months ended September 30, 2005. The most significant of these investments is our 50 percent interest in Jorf Lasfar.

Summarized financial information for Jorf Lasfar is as follows:

Income Statement Data

                                                                     In Millions
                                          --------------------------------------
JORF LASFAR                               Three Months Ended   Nine Months Ended
-----------                               ------------------   -----------------
September 30                                  2006   2005         2006   2005
------------                                  ----   ----         ----   ----
Operating revenue                             $121   $123         $355   $382
Operating expenses                              77     82          235    255
                                              ----   ----         ----   ----
Operating income                                44     41          120    127
Other expense, net                              16     16           42     44
                                              ----   ----         ----   ----
Net income                                    $ 28   $ 25         $ 78   $ 83
                                              ====   ====         ====   ====


                                     CMS-83

                                                          CMS Energy Corporation

11:  REPORTABLE SEGMENTS

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

The "Other" segment includes corporate interest and other and discontinued operations. The following tables show our financial information by reportable segment:

                                                                                In Millions
                                                     --------------------------------------
                                                     Three Months Ended   Nine Months Ended
                                                     ------------------   -----------------
September 30                                           2006     2005        2006     2005
------------                                          ------   ------      ------   ------
Operating Revenue
   Electric utility                                   $  976   $  793      $2,496   $2,065
   Gas utility                                           201      219       1,576    1,566
   Enterprises                                           285      295         818      751
                                                      ------   ------      ------   ------
Total Operating Revenue                               $1,462   $1,307      $4,890   $4,382
                                                      ======   ======      ======   ======
Net Income (Loss) Available to Common Stockholders
   Electric utility                                   $   93   $   62      $  159   $  141
   Gas utility                                           (20)     (16)         14       39
   Enterprises                                          (132)    (260)       (177)    (126)
   Other                                                 (44)     (51)        (54)    (142)
                                                      ------   ------      ------   ------
Total Net Loss Available to Common Stockholders       $ (103)  $ (265)     $  (58)  $  (88)
                                                      ======   ======      ======   ======

                                                                     In Millions
                                          --------------------------------------
                                          September 30, 2006   December 31, 2005
                                          ------------------   -----------------
Assets
   Electric utility (a)                         $ 7,893             $ 7,743
   Gas utility (a)                                3,835               3,600
   Enterprises                                    3,097               4,130
   Other                                            153                 547
                                                -------             -------
Total Assets                                    $14,978             $16,020
                                                =======             =======

(a) Amounts include a portion of Consumers' other common assets attributable to both the electric and gas utility businesses.


                                     CMS-84

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

EXECUTIVE OVERVIEW

Consumers, a subsidiary of CMS Energy, a holding company, is a combination electric and gas utility company serving Michigan's Lower Peninsula. Our customer base includes a mix of residential, commercial, and diversified industrial customers.

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

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, gas distribution, transmission, and storage, and other energy related services. Our businesses are affected primarily by:

     -    weather, especially during the normal heating and cooling seasons,

     -    economic conditions,

     -    regulation and regulatory issues,

     -    energy commodity prices,

     -    interest rates, and

     -    our debt credit rating.

During the past several years, our business strategy has involved improving our balance sheet and maintaining focus on our core strength: utility operations and service.

We are focused on growing the equity base of our company and have been refinancing our debt to reduce interest rate costs. In 2006, we received $200 million of cash contributions from CMS Energy and we extinguished, through a legal defeasance, $129 million of 9 percent related party notes.

In July 2006, we reached an agreement to sell the Palisades nuclear plant to Entergy for $380 million. We also signed a 15-year power purchase agreement for 100 percent of the plant's current electric output. We are targeting to close the sale by May 1, 2007. When completed, the sale will result in an immediate improvement in our cash flow, a reduction in our nuclear operating and decommissioning risk, and an improvement in our financial flexibility to support other utility investments. We expect that a significant portion of the proceeds will benefit our customers. We plan to use the cash that we retain from the sale to reduce utility debt.

                                                        Consumers Energy Company

Working capital and cash flow continue to be a challenge for us, as natural gas prices continue to be volatile. Although our natural gas purchases are recoverable from our utility customers, higher priced natural gas stored as inventory requires additional liquidity due to the lag in cost recovery.

In addition to causing working capital issues for us, historically high natural gas prices caused the MCV Partnership to reevaluate the economics of operating the MCV Facility and to record an impairment charge in 2005. If gas prices increase from their current levels, it could result in a further impairment of our interest in the MCV Partnership.

Due to the impairment of the MCV Facility, and operating losses from mark-to-market adjustments on derivative instruments, the equity held by a Consumers' subsidiary and the other minority interest owners in the MCV Partnership has decreased significantly and is now negative. As the MCV Partnership recognizes future losses, we will assume an additional seven percent of the MCV Partnership's negative equity, which is a portion of the limited partners' negative equity, in addition to our proportionate share.

In July 2006, we reached an agreement to sell our interests in the MCV Partnership and the FMLP. The sale is subject to various regulatory approvals including the MPSC. If the sale closes by the end of 2006, as expected, it will have a $56 million positive impact on our 2006 cash flow. The sale will reduce our exposure to sustained high natural gas prices. We will use the proceeds to reduce utility debt. If the sale is not completed, the viability of the MCV Facility is still in question.

Going forward, our strategy will continue to focus on:

     -    managing cash flow issues,

     -    growing earnings, and

     - investing in our utility system to enable us to meet our customer commitments, comply with increasing environmental performance standards, and maintain adequate supply and capacity.

As we execute our strategy, we will need to overcome a sluggish Michigan economy that has been hampered by negative developments in Michigan's automotive industry and limited growth in the non-automotive sectors of the state's economy.

These negative effects will be offset somewhat by the reduction we are experiencing in ROA load in our service territory. At September 30, 2006, alternative electric suppliers were providing 308 MW of generation service to ROA customers. This is four percent of our total distribution load and represents a decrease of 60 percent of ROA load compared to the end of September 2005. It is, however, difficult to predict future ROA customer trends.

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q and other written and oral statements that we make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Our intention with the use of words such as "may," "could," "anticipates," "believes," "estimates," "expects," "intends," "plans," and other similar words is to identify forward-looking statements that involve risk and uncertainty. We designed this discussion of potential risks and uncertainties to highlight important factors that may impact our business and financial outlook. We have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information

                                                        Consumers Energy Company

contained in the statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results anticipated in these statements. Such factors include our inability to predict and (or) control:

     - the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of such market conditions on the Pension Plan, interest rates, and access to the capital markets, including availability of financing to Consumers, CMS Energy, or any of their affiliates and the energy industry,

     - market perception of the energy industry, Consumers, CMS Energy, or any of their affiliates,

     -    credit ratings of Consumers, CMS Energy, or any of their affiliates,

     - factors affecting utility and diversified energy operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints,

     - international, national, regional, and local economic, competitive, and regulatory policies, conditions and developments,

     - adverse regulatory or legal decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with such decisions,

     - potentially adverse regulatory treatment and (or) regulatory lag concerning a number of significant questions presently before the MPSC including:

               - recovery of Clean Air Act capital and operating costs and other environmental and safety-related expenditures,

               - power supply and natural gas supply costs when fuel prices are increasing and fluctuating,

               - timely recognition in rates of additional equity investments in Consumers,

               - adequate and timely recovery of additional electric and gas rate-based investments,

               - adequate and timely recovery of higher MISO energy and transmission costs,

               - recovery of Stranded Costs incurred due to customers choosing alternative energy suppliers, and

               - sales of the Palisades plant and our interest in the MCV Partnership,

     - the impact of adverse natural gas prices on the MCV Partnership and the FMLP investments, regulatory decisions that limit recovery of capacity and fixed energy payments, and our ability to complete the sale of our interests in the MCV Partnership and the FMLP,

     - the negative impact on the MCV Partnership's financial performance, if we are successful in exercising the regulatory out provision of the MCV PPA, and if the sale of our interests in the MCV Partnership and the FMLP is not completed,

                                                        Consumers Energy Company

     - the effects on our ability to purchase capacity to serve our customers and recover the cost of these purchases, if we exercise our regulatory out rights and the MCV Partnership exercises its right to terminate the MCV PPA,

     - federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of our market-based sales authorizations in wholesale power markets without price restrictions,

     - energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

     -    our ability to collect accounts receivable from our customers,

     - the GAAP requirement that we utilize mark-to-market accounting on certain energy commodity contracts and interest rate swaps, which may have, in any given period, a significant positive or negative effect on earnings, which could change dramatically or be eliminated in subsequent periods and could add to earnings volatility,

     - the effect on our electric utility of the direct and indirect impacts of the continued economic downturn experienced by our automotive and automotive parts manufacturing customers,

     - potential disruption or interruption of facilities or operations due to accidents or terrorism, and the ability to obtain or maintain insurance coverage for such events,

     - nuclear power plant performance, operation, decommissioning, policies, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage,

     -    technological developments in energy production, delivery, and usage,

     -    achievement of capital expenditure and operating expense goals,

     -    changes in financial or regulatory accounting principles or policies,

     - changes in tax laws or new IRS interpretations of existing or past tax laws,

     - outcome, cost, and other effects of legal and administrative proceedings, settlements, investigations and claims,

     - disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds,

     - other business or investment considerations that may be disclosed from time to time in Consumers' or CMS Energy's SEC filings, or in other publicly issued written documents, and

     - other uncertainties that are difficult to predict, many of which are beyond our control.

                                                        Consumers Energy Company

For additional information regarding these and other uncertainties, see the "Outlook" section included in this MD&A, Note 2, Contingencies, and Part II,
Item 1A. Risk Factors.

RESULTS OF OPERATIONS

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDER

                                                                     In Millions
                                                           ---------------------
Three months ended September 30                            2006    2005   Change
-------------------------------                            ----   -----   ------
Electric                                                   $ 93   $  62    $ 31
Gas                                                         (20)    (16)     (4)
Other (Includes the MCV Partnership interest)                26    (322)    348
                                                           ----   -----    ----
Net income (loss) available to common stockholder          $ 99   $(276)   $375
                                                           ====   =====    ====

For the three months ended September 30, 2006, net income available to our common stockholder was $99 million, compared to a net loss of $276 million for the three months ended September 30, 2005. The increase is primarily due to the absence, in 2006, of a 2005 impairment charge to property, plant, and equipment at the MCV Partnership to reflect the excess of the carrying value of these assets over their estimated fair value. The increase also reflects higher electric utility revenues primarily due to an electric rate increase authorized in December 2005. Partially offsetting these increases are higher operating and maintenance costs at our electric utility.

                                                        Consumers Energy Company

Specific changes to net income (loss) available to our common stockholder for the three months ended September 30, 2006 versus 2005 are:



                                                                            In Millions
                                                                            -----------
-    increase in earnings due to the absence, in 2006, of a 2005 impairment charge to property, plant, and equipment at the MCV
        Partnership to reflect the excess of the carrying value of these
        assets over their estimated fair value,                                 $385

-    increase in electric delivery revenue primarily due to a December
        2005 electric rate order,                                                 39

-    increase in earnings due to the expiration of rate caps that, in
        2005, would not allow us to recover fully our power supply costs
        from our residential customers,                                           30

-    other net increases,                                                          1

-    decrease in earnings from other activities at the MCV Partnership as mark-to-market losses on long-term gas contracts and associated hedges, which partially reduced gains recorded in 2005, more than
        offset the recognition of a property tax refund,                         (39)

-    increase in operating expenses primarily due to higher depreciation and amortization expense, higher electric maintenance
        expense, and higher customer service expense,                            (26)

-    decrease in gas delivery revenue primarily due to the impact of the
        annual unbilled gas volume analysis, and                                  (9)

-    decrease in return on electric utility capital expenditures in excess of depreciation base as allowed by the Customer Choice
        Act.                                                                      (6)

                                                                                ----
Total Change                                                                    $375
                                                                                ====

                                                                            In Millions
                                                                   --------------------
Nine months ended September 30                                     2006   2005   Change
------------------------------                                     ----   ----   ------
Electric                                                           $159   $141    $ 18
Gas                                                                  14     39     (25)
Other (Includes the MCV Partnership interest)                       (29)  (267)    238
                                                                   ----   ----    ----
Net income (loss) available to common stockholder                  $144   $(87)   $231
                                                                   ====   ====    ====

For the nine months ended September 30, 2006, net income available to our common stockholder was $144 million, compared to a net loss of $87 million for the nine months ended September 30, 2005. The increase is primarily due to the absence, in 2006, of a 2005 impairment charge to property, plant, and equipment at the MCV Partnership to reflect the excess of the carrying value of these assets over their estimated fair value. The increase also reflects higher electric utility revenues primarily due to an electric rate increase authorized in December 2005. Partially offsetting these increases are higher operating and maintenance costs at our electric utility, and the impact of reduced gas prices on the market value of certain long-term gas contracts and financial hedges at the MCV Partnership. In order to reflect the current market value of theses gas contracts, mark-to-market losses were recorded in 2006 as opposed to gains recorded on these contracts in 2005.

                                                        Consumers Energy Company

Specific changes to net income (loss) available to our common stockholder for the nine months ended September 30, 2006 versus 2005 are:

                                                                           In Millions
                                                                           -----------
-    increase in earnings due to the absence, in 2006, of a 2005 impairment charge to property, plant, and equipment at the MCV
        Partnership to reflect the excess of the carrying value of these
        assets over their estimated fair value,                               $ 385

-    increase in electric delivery revenue primarily due to a December
        2005 electric rate order,                                               116

-    increase in earnings due to the expiration of rate caps that, in
        2005, would not allow us to recover fully our power supply costs
        from our residential customers,                                          38

-    decrease in income taxes primarily due to an IRS audit settlement,          14

-    increase in gas wholesale and retail services and other gas revenue
        associated with pipeline capacity optimization,                          13

-    decrease in earnings from other activities at the MCV Partnership as mark-to-market losses on long-term gas contracts and
        associated hedges, which partially reduced gains recorded in
        2005, more than offset the recognition of a property tax refund,       (161)

-    increase in operating expenses primarily due to higher depreciation and amortization expense, higher electric maintenance
        expense, and higher customer service expense,                           (82)

-    decrease in gas delivery revenue primarily due to warmer weather
        and increased conservation efforts,                                     (32)

-    increase in operating expenses primarily due to costs related to a
        planned refueling outage at our Palisades nuclear plant,                (32)

-    decrease in return on electric utility capital expenditures in excess of depreciation base as allowed by the Customer Choice
        Act, and                                                                (20)

-    other net decreases.                                                        (8)
                                                                              -----
Total Change                                                                  $ 231
                                                                              =====

                                                        Consumers Energy Company

ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                                     In Millions
                                                            --------------------
September 30                                                2006   2005   Change
------------                                                ----   ----   ------
Three months ended                                          $ 93   $ 62     $31
Nine months ended                                           $159   $141     $18
                                                            ====   ====     ===

                                                Three Months Ended      Nine Months Ended
                                              September 30, 2006 vs.   September 30, 2006
Reasons for the change:                                2005                 vs. 2005
-----------------------                       ----------------------   ------------------
Electric deliveries                                    $ 59                   $ 178
Power supply costs and related revenue                   46                      58
Other operating expenses, other income, and
   non-commodity revenue                                (44)                   (174)
Regulatory return on capital expenditures                (9)                    (30)
General taxes                                            (2)                     (3)
Interest charges                                         (1)                     (3)
Income taxes                                            (18)                     (8)
                                                       ----                   -----
Total change                                           $ 31                   $  18
                                                       ====                   =====

ELECTRIC DELIVERIES: For the three months ended September 30, 2006, electric deliveries, excluding intersystem sales, decreased 0.3 billion kWh or 2.3 percent versus 2005. For the nine months ended September 30, 2006, electric deliveries, excluding intersystem sales, decreased 0.6 billion kWh or 2.0 percent versus 2005. The decrease in electric deliveries for both periods is primarily due to weather. Despite lower electric deliveries, electric delivery revenue increased primarily due to an electric rate order, increased surcharge revenue, and the return to full-service rates of customers previously using alternative energy suppliers (ROA customer deliveries). These three issues, and their relative impact on electric delivery revenue, are discussed in the following paragraphs.

Electric Rate Order: In December 2005, the MPSC issued an order authorizing an annual rate increase of $86 million for service rendered on and after January 11, 2006. As a result of this order, electric delivery revenues increased $24 million for the three months ended September 30, 2006 and $67 million for the nine months ended September 30, 2006 versus the same periods in 2005.

Surcharge Revenue: Effective January 1, 2006, we started collecting a surcharge that the MPSC authorized under Section 10d(4) of the Customer Choice Act. This surcharge increased electric delivery revenue by $15 million for the three months ended September 30, 2006 and $38 million for the nine months ended September 30, 2006 versus the same periods in 2005. In addition, on January 1, 2006, we began recovering customer choice transition costs from our residential customers, thereby increasing electric delivery revenue by another $4 million for the three months ended September 30, 2006 and $9 million for the nine months ended September 30, 2006 versus the same periods in 2005.

                                                        Consumers Energy Company

ROA Customer Deliveries: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At September 30, 2006, alternative electric suppliers were providing 308 MW of generation service to ROA customers. This amount represents a decrease of 60 percent of ROA load compared to the end of September 2005. The return of former ROA customers to full-service rates increased electric revenues $12 million for the three months ended September 30, 2006 and $40 million for the nine months ended September 30, 2006 versus the same periods in 2005.

POWER SUPPLY COSTS AND RELATED REVENUE: In 2005, power supply costs exceeded power supply revenue due to rate caps for our residential customers. Rate caps for our residential customers expired on December 31, 2005. In 2006, the absence of rate caps allows us to record power supply revenue to offset fully our power supply costs. Our ability to recover these power supply costs resulted in a $46 million increase to electric revenue for the three months ended September 30, 2006 and $58 million for the nine months ended September 30, 2006 versus the same periods in 2005.

OTHER OPERATING EXPENSES, OTHER INCOME, AND NON-COMMODITY REVENUE: For the three months ended September 30, 2006, other operating expenses increased $48 million, and non-commodity revenue increased $4 million versus 2005. For the nine months ended September 30, 2006, other operating expenses increased $183 million, other income increased $8 million, and non-commodity revenue increased $1 million versus 2005.

The increase in other operating expenses reflects higher operating and maintenance, customer service, depreciation and amortization, and pension and benefit expenses.

For the three months ended September 30, 2006, operating and maintenance expense increased primarily due to higher storm restoration costs. For the nine months ended September 30, 2006, operating and maintenance expense increased primarily due to costs related to a planned refueling outage at our Palisades nuclear plant, higher tree trimming, and storm restoration costs.

Higher customer service expense reflects contributions, beginning in January 2006 pursuant to a December 2005 MPSC order, to a fund that provides energy assistance to low-income customers. Depreciation and amortization expense increased due to higher plant in service and greater amortization of certain regulatory assets. Pension and benefit expense reflects changes in actuarial assumptions in 2005, and the latest collective bargaining agreement between the Utility Workers Union of America and Consumers.

For the three months ended September 30, 2006, the increase in non-commodity revenue was primarily due to an increase in capital-related services provided to METC in 2006 versus 2005.

For the nine months ended September 30, 2006, the increase in other income was primarily due to higher interest income and the absence, in 2006, of expenses recorded in 2005 associated with the early retirement of debt. The increase in non-commodity revenue was primarily due to an increase in miscellaneous service revenues offset partially by a decrease in capital-related services provided to METC in 2006 versus 2005.

REGULATORY RETURN ON CAPITAL EXPENDITURES: The $9 million decrease for the three months ended September 30, 2006 and $30 million decrease for the nine months ended September 30, 2006 versus the same periods in 2005, were both due to lower income associated with recording a return on capital

                                                        Consumers Energy Company

expenditures in excess of our depreciation base as allowed by the Customer Choice Act. In December 2005, the MPSC issued an order that authorized us to recover $333 million of Section 10d(4) costs. The order authorized recovery of a lower level of costs versus the level used to record 2005 income.

GENERAL TAXES: For the three months ended September 30, 2006, the increase in general taxes reflects higher MSBT expense and higher property tax expense. For the nine months ended September 30, 2006, the increase in general taxes reflects higher MSBT expense, offset partially by lower property tax expense.

INTEREST CHARGES: For the three months ended September 30, 2006, interest charges increased due to higher associated company interest expense, offset partially by a 3 basis point reduction in the average rate of interest on our debt and lower average debt levels versus the same period in 2005. For the nine months ended September 30, 2006, interest charges increased primarily due to an IRS income tax audit settlement. The settlement recognized that Consumers' taxable income for prior years was higher than originally filed, resulting in interest on the tax liability for these prior years.

INCOME TAXES: For the three months ended September 30, 2006, income taxes increased versus 2005 primarily due to higher earnings by the electric utility. For the nine months ended September 30, 2006, income taxes increased versus 2005 primarily due to higher earnings by the electric utility, offset partially by the resolution of an IRS income tax audit, which resulted in a $4 million income tax benefit caused by the restoration and utilization of income tax credits.

GAS UTILITY RESULTS OF OPERATIONS

                                                                     In Millions
                                                            --------------------
September 30                                                2006   2005   Change
------------                                                ----   ----   ------
Three months ended                                          $(20)  $(16)   $ (4)
Nine months ended                                           $ 14   $ 39    $(25)
                                                            ====   ====    ====

                                               Three Months Ended    Nine Months Ended
                                               September 30, 2006   September 30, 2006
Reasons for the change:                              vs.2005              vs.2005
-----------------------                        ------------------   ------------------
Gas deliveries                                        $(13)                $(49)
Gas wholesale and retail services, other gas
   revenues and other income                             9                   20
Operation and maintenance                                3                    1
General taxes and depreciation                           -                   (5)
Interest charges                                        (3)                  (6)
Income taxes                                             -                   14
                                                      ----                 ----
   Total change                                       $ (4)                $(25)
                                                      ====                 ====

GAS DELIVERIES: For the three months ended September 30, 2006, gas deliveries, including miscellaneous transportation to end-use customers, decreased 1 bcf or
5.4 percent. This decrease reflects the impact of the annual unbilled gas volume analysis on 2006 results. In 2006, this analysis supported a decrease in

                                                        Consumers Energy Company

gas volumes. In 2005, this annual analysis led to a slight increase in gas volumes.

For the nine months ended September 30, 2006, gas deliveries, including miscellaneous transportation to end-use customers, decreased 29 bcf or 13.3 percent. The decrease in gas deliveries was primarily due to warmer weather in 2006 versus 2005 and increased customer conservation efforts in response to higher gas prices.

GAS WHOLESALE AND RETAIL SERVICES, OTHER GAS REVENUES AND OTHER INCOME: For the three and nine months ended September 30, 2006, the increase primarily reflects higher pipeline revenues and other income capacity optimization in 2006 versus 2005.

OPERATION AND MAINTENANCE: For the three and nine months ended September 30, 2006, operation and maintenance expenses decreased versus 2005 primarily due to lower operating expenses offset partially by higher pension and benefit and customer service expenses. Pension and benefit expense reflects changes in actuarial assumptions in 2005 and the latest collective bargaining agreement between the Utility Workers Union of America and Consumers. Customer service expense increased primarily due to higher uncollectible accounts expense.

GENERAL TAXES AND DEPRECIATION: For the nine months ended September 30, 2006, depreciation expense increased versus 2005 primarily due to higher plant in service. The increase in general taxes reflects higher MSBT expense, offset partially by lower property tax expense.

INTEREST CHARGES: For the three months ended September 30, 2006, interest charges increased due to higher GCR interest expense, offset partially by a 3 basis point reduction in the average rate of interest on our debt and lower average debt levels versus the same period in 2005. For the nine months ended September 30, 2006, interest charges increased primarily due to an IRS income tax audit settlement. The settlement recognized that Consumers' taxable income for prior years was higher than originally filed, resulting in interest on the tax liability for these prior years.

INCOME TAXES: For the nine months ended September 30, 2006, income taxes decreased versus 2005 primarily due to lower earnings by the gas utility and the resolution of an IRS income tax audit, which resulted in a $3 million income tax benefit caused by the restoration and utilization of income tax credits.

OTHER RESULTS OF OPERATIONS

                                                                     In Millions
                                                           ---------------------
September 30                                               2006    2005   Change
------------                                               ----   -----   ------
Three months ended                                         $ 26   $(322)   $348
Nine months ended                                          $(29)  $(267)   $238
                                                           ====   =====    ====

For the three months ended September 30, 2006, other operations net income was $26 million, an increase of $348 million versus 2005. The increase in the MCV Partnership earnings is primarily due to the absence, in 2006, of a 2005 impairment charge to property, plant, and equipment to reflect the excess of the carrying value of these assets over their estimated fair value. A decrease in earnings from other activities at the MCV Partnership as mark-to-market losses on long-term gas contracts and associated hedges, which partially reduced gains recorded in 2005, more than offset the recognition of a property tax refund.

                                                        Consumers Energy Company

For the nine months ended September 30, 2006, other operations net loss was $29 million, a decrease of $238 million versus 2005. The increase in the MCV Partnership earnings is primarily due to the absence, in 2006, of a 2005 impairment charge to property, plant, and equipment to reflect the excess of the carrying value of these assets over their estimated fair value. The decrease in earnings from other activities at the MCV Partnership as mark-to-market losses on long-term gas contracts and associated hedges, which partially reduced gains recorded in 2005, more than offset the recognition of a property tax refund.

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

DERIVATIVE INSTRUMENTS: We account for derivative instruments in accordance with SFAS No. 133. Except as noted within this section, there have been no material changes to the accounting for derivative instruments since the year ended December 31, 2005. For additional details on accounting for derivatives, see
Note 4, Financial and Derivative Instruments.

To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third-party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. Changes in forward prices or volatilities could significantly change the

                                                        Consumers Energy Company

calculated fair value of our derivative contracts. The cash returns we actually realize on these contracts may vary, either positively or negatively, from the results that we estimate using these models. As part of valuing our derivatives at market, we maintain reserves, if necessary, for credit risks arising from the financial condition of our counterparties.

The following table summarizes the interest rate and volatility rate assumptions we used to value these contracts at September 30, 2006:

                                                  Interest Rates (%)   Volatility Rates (%)
                                                  ------------------   --------------------
Long-term gas contracts associated with the MCV
   Partnership                                        5.08 - 5.37             32 - 88

Establishment of the Midwest Energy Market: In 2005, the MISO began operating the Midwest Energy Market. As a result, the MISO now centrally dispatches electricity and transmission service throughout much of the Midwest and provides day-ahead and real-time energy market information. At this time, we believe that the establishment of this market does not represent the development of an active energy market in Michigan, as defined by SFAS No. 133. As the Midwest Energy Market matures, we will continue to monitor its activity level and evaluate whether or not an active energy market may exist in Michigan. If an active market develops in the future, some of our electric purchase and sale contracts may qualify as derivatives. However, we believe that we would be able to apply the normal purchases and sales exception of SFAS No. 133 to these contracts and, therefore, would not be required to mark these contracts to market.

Derivatives Associated with the MCV Partnership: Certain of the MCV Partnership's long-term gas contracts, as well as its futures, options, and swaps, are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. The changes in fair value recorded to earnings in 2006 were as follows:

                                                                     In Millions
                                           -------------------------------------
                                                            2006
                                           -------------------------------------
                                            First     Second    Third    Year to
                                           Quarter   Quarter   Quarter     Date
                                           -------   -------   -------   -------
Long-term gas contracts                     $(111)    $(34)     $(16)     $(161)
Related futures, options, and swaps           (45)      (8)      (12)       (65)
                                            -----     ----      ----      -----
Total                                       $(156)    $(42)     $(28)     $(226)
                                            =====     ====      ====      =====

These losses, shown before consideration of tax effects and minority interest, are included in the total Fuel costs mark-to-market at the MCV Partnership on our Consolidated Statements of Income (Loss). Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on both its long-term gas contracts and its futures, options, and swap contracts, since gains and losses will be recorded each quarter. We will continue to record these gains and losses in our consolidated financial statements until we close the sale of our interest in the MCV Partnership.

We have recorded derivative assets totaling $30 million associated with the fair value of all of these contracts on our Consolidated Balance Sheets at September 30, 2006. The MCV Partnership expects almost all of these assets, which represent cumulative net mark-to-market gains, to reverse as losses

                                                        Consumers Energy Company

through earnings during 2007 and 2008 as the gas is purchased and the futures, options, and swaps settle, with the remainder reversing between 2009 and 2011. Due to the impairment of the MCV Facility and subsequent losses, the value of the equity held by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since we are one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative equity. As the MCV Partnership recognizes future losses from the reversal of these derivative assets, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share, but only until we close the sale of our interest in the MCV Partnership.

In conjunction with the sale of our interest in the MCV Partnership, all of the long-term gas contracts and the related futures, options, and swaps will be sold. As a result, we will no longer record the fair value of these contracts on our Consolidated Balance Sheets and will not be required to recognize gains or losses related to changes in the fair value of these contracts on our Consolidated Statements of Income (Loss). Additionally, at September 30, 2006, we have recorded a cumulative net gain of $25 million, net of tax and minority interest, in Accumulated other comprehensive income representing our proportionate share of mark-to-market gains and losses from cash flow hedges held by the MCV Partnership. At the date we close the sale, this amount, adjusted for any additional changes in fair value, will be reclassified and recognized in earnings.

Any changes in the fair value of these contracts recognized before the closing will not affect the sale price of our interest in the MCV Partnership. For additional details on the sale of our interest in the MCV Partnership, see the "Other Electric Business Uncertainties - MCV Underrecoveries" section in this MD&A and Note 2, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

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

Interest Rate Risk Sensitivity Analysis (assuming an increase in market interest rates of 10 percent):

                                                                     In Millions
                                          --------------------------------------
                                          September 30, 2006   December 31, 2005
                                          ------------------   -----------------
Variable-rate financing - before tax
   annual earnings exposure                      $  4                 $  3
Fixed-rate financing - potential
   REDUCTION in fair value (a)                    138                  149

(a) Fair value reduction could only be realized if we repurchased all of our fixed-rate financing.

                                                        Consumers Energy Company

Commodity Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

                                                                     In Millions
                                          --------------------------------------
                                          September 30, 2006   December 31, 2005
                                          ------------------   -----------------
Potential REDUCTION in fair value:
   Gas supply option contracts                    $ -                 $ 1
   Derivative contracts associated with
      the MCV Partnership:
      Long-term gas contracts                      13                  39
      Gas futures, options, and swaps              27                  48

Investment Securities Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

                                                                     In Millions
                                          --------------------------------------
                                          September 30, 2006   December 31, 2005
                                          ------------------   -----------------
Potential REDUCTION in fair value of
   available-for-sale equity securities
   (SERP investments and investment in
   CMS Energy common stock)                       $6                   $6

We maintain trust funds, as required by the NRC, for the purpose of funding certain costs of nuclear plant decommissioning. At September 30, 2006 and December 31, 2005, these funds were invested primarily in equity securities, fixed-rate, fixed-income debt securities, and cash and cash equivalents, and are recorded at fair value on our Consolidated Balance Sheets. These investments are exposed to price fluctuations in equity markets and changes in interest rates. Because the accounting for nuclear plant decommissioning recognizes that costs are recovered through our electric rates, fluctuations in equity prices or interest rates do not affect our consolidated earnings or cash flows.

For additional details on market risk and derivative activities, see Note 4, Financial and Derivative Instruments. For additional details on nuclear plant decommissioning at Big Rock and Palisades, see the "Other Electric Business Uncertainties - Nuclear Matters" section included in this MD&A.

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

These accounting policies were disclosed in our 2005 Form 10-K and there have been no subsequent material changes.

                                                        Consumers Energy Company

CAPITAL RESOURCES AND LIQUIDITY

Factors affecting our liquidity and capital requirements are:

     -    results of operations,

     -    capital expenditures,

     -    energy commodity costs,

     -    contractual obligations,

     -    regulatory decisions,

     -    debt maturities,

     -    credit ratings,

     -    working capital needs, and

     -    collateral requirements.

During the summer months, we purchase natural gas and store it for resale primarily during the winter heating season. Although our prudent natural gas purchases are recoverable from our customers, the amount paid for natural gas stored as inventory requires additional liquidity due to the timing of the cost recoveries. We have credit agreements with our commodity suppliers and those agreements contain terms that have resulted in margin calls. Additional margin calls or other credit support may be required if agency ratings are lowered or if market conditions become unfavorable relative to our obligations to those parties.

Our current financial plan includes controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities. Due to the adverse impact of the MCV Partnership asset impairment charge recorded in 2005 and the MCV Partnership fuel cost mark-to-market charges during 2006, our ability to issue FMB as primary obligations or as collateral for financing is expected to be limited to $298 million through December 31, 2006. After December 31, 2006, our ability to issue FMB in excess of $298 million is based on achieving a two-times FMB interest coverage ratio.

We believe the following items will be sufficient to meet our liquidity needs:

     -    our current level of cash and revolving credit facilities,

     - our ability to access junior secured and unsecured borrowing capacity in the capital markets, and

     -    our anticipated cash flows from operating and investing activities.

In June 2006, Moody's revised our credit rating outlook to stable from negative. In September 2006, Moody's upgraded our credit ratings.

CASH POSITION, INVESTING, AND FINANCING

Our operating, investing, and financing activities meet consolidated cash needs. At September 30, 2006, $185 million consolidated cash was on hand, which includes $57 million of restricted cash and $78 million from entities consolidated pursuant to FASB Interpretation No. 46(R).

                                                        Consumers Energy Company

SUMMARY OF CONSOLIDATED STATEMENTS OF CASH FLOWS:

                                                                     In Millions
                                                                   -------------
Nine Months Ended September 30                                      2006    2005
------------------------------                                     -----   -----
Net cash provided by (used in):
   Operating activities                                            $  89   $ 641
   Investing activities                                             (371)   (511)
                                                                   -----   -----
Net cash provided by (used in) operating and investing
   activities                                                       (282)    130
   Financing activities                                               (6)    177
                                                                   -----   -----
Net Increase (Decrease) in Cash and Cash Equivalents               $(288)  $ 307
                                                                   =====   =====

OPERATING ACTIVITIES: For the nine months ended September 30, 2006, net cash provided by operating activities was $89 million, a decrease of $552 million versus 2005. This was the result of decreases in the MCV Partnership gas supplier funds on deposit and accounts payable and income tax payments to the parent. These changes were offset partially by a decrease in accounts receivable and reduced inventory purchases. The decrease in the MCV Partnership gas supplier funds on deposit was the result of refunds to suppliers from decreased exposure due to declining gas prices in 2006. The decrease in accounts payable was mainly due to payments for higher priced gas that were accrued at December 31, 2005. The decrease in accounts receivable was primarily due to the increased sales of accounts receivable in 2006, the collection of receivables in 2006 reflecting higher gas prices billed during the latter part of 2005, and the expiration of emergency rules initiated by the MPSC, which delayed customer payments during the heating season.

INVESTING ACTIVITIES: For the nine months ended September 30, 2006, net cash used in investing activities was $371 million, a decrease of $140 million versus 2005. This decrease was due to the release of restricted cash in February 2006, which we used to extinguish long-term debt- related parties.

FINANCING ACTIVITIES: For the nine months ended September 30, 2006, net cash used in financing activities was $6 million, a change of $183 million versus 2005. This change was primarily due to lower stockholder's contributions from the parent, partially offset by a decrease in payments of common stock dividends of $136 million.

For additional details on long-term debt activity, see Note 3, Financings and Capitalization.

OBLIGATIONS AND COMMITMENTS

DIVIDEND RESTRICTIONS: For details on dividend restrictions, see Note 3, Financings and Capitalization.

OFF-BALANCE SHEET ARRANGEMENTS: We enter into various arrangements in the normal course of business to facilitate commercial transactions with third-parties. These arrangements include indemnifications, letters of credit and surety bonds. For details on guarantee arrangements, see Note 2, Contingencies, "Other Contingencies -FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

REVOLVING CREDIT FACILITIES: For details on revolving credit facilities, see
Note 3, Financings and Capitalization.

SALE OF ACCOUNTS RECEIVABLE: For details on the sale of accounts receivable, see
Note 3, Financings and Capitalization.

                                                        Consumers Energy Company

OUTLOOK

ELECTRIC BUSINESS OUTLOOK

GROWTH: Summer 2006 temperatures were higher than historical averages, leading to increased deliveries to electric customers. The summer 2006 also posted record peak demand surpassing the record peak demand set in 2005 by five percent. In 2006, we project annual electric deliveries will decline about one percent from 2005 levels. This short-term outlook assumes a stabilizing economy and normal weather conditions for the fourth quarter of 2006.

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

ELECTRIC RESERVE MARGIN: We are currently planning for a reserve margin of approximately 11 percent for summer 2007, or supply resources equal to 111 percent of projected firm summer peak load. Of the 2007 supply resources target of 111 percent, we expect 96 percent to come from our electric generating plants and long-term power purchase contracts, and 15 percent to come from other contractual arrangements. We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2007 through 2010. As a result, we recognized an asset of $63 million for unexpired capacity and energy contracts at September 30, 2006. Upon the completion of the sale of the Palisades plant, the power purchase agreement will offset, for the 15-year term of the agreement, the reduction in the owned capacity represented by the Palisades plant.

The MCV PPA is not affected by our agreement to sell our interest in the MCV Partnership. After September 15, 2007, we expect to exercise our claim for relief under the regulatory out provision in the MCV PPA. If we are successful in exercising our claim, the MCV Partnership has the right to terminate the MCV PPA, which could affect our reserve margin status. The MCV PPA represents 15 percent of our 2007 supply resources target.

ELECTRIC TRANSMISSION EXPENSES: METC, which provides electric transmission service to us, increased substantially the transmission rates it charges us in 2006. The increased rates are subject to refund and to reduction based on the outcome of hearings at the FERC scheduled for December 2006. Recovery of a portion of these costs is included in our approved 2006 PSCR plan. The PSCR process allows recovery of all reasonable and prudent power supply costs. However, we cannot predict when recovery of the transmission costs associated with the rate increase will commence. To the extent that we incur and are unable to collect these increased costs in a timely manner, our cash flows from electric utility operations will be affected negatively. For additional details, see Note 2, Contingencies, "Electric Rate Matters - Power Supply Costs."

In May 2006, ITC, a company that operates electric transmission facilities through a wholly owned subsidiary, including the transmission system within Detroit Edison's territory, filed an application with

                                                        Consumers Energy Company

the FERC to acquire METC. The FERC subsequently delayed hearings concerning the METC transmission rates. In October 2006, ITC's acquisition of METC was completed. We are unable to predict the nature and timing of any action by the FERC on transmission rates but we will continue to participate in the FERC proceeding concerning the METC transmission rates.

INDUSTRIAL REVENUE OUTLOOK: Our electric utility customer base includes a mix of residential, commercial, and diversified industrial customers. In March 2006, Delphi Corporation, a large industrial customer of Consumers with six facilities in our service territory, announced plans to sell or close all but one of their manufacturing operations in Michigan as part of their bankruptcy restructuring. Our electric utility operations are not dependent upon a single customer, or even a few customers, and customers in the automotive sector constitute four percent of our total electric revenue. In addition, returning former ROA industrial customers will benefit our electric utility revenue. However, we cannot predict the impact of these restructuring plans or possible future actions by other industrial customers.

THE ELECTRIC CAPACITY NEED FORUM: In January 2006, the MPSC Staff issued a report on future electric capacity in the state of Michigan. The report indicated that existing generation resources are adequate in the short term, but could be insufficient to maintain reliability standards by 2009. The report also indicated that new coal-fired baseload generation may be needed by 2011. The MPSC Staff recommended an approval and bid process for new power plants. To address revenue stability risks, the MPSC Staff also proposed a special reliability charge that a utility would assess on all electric distribution customers. In April 2006, the governor of Michigan issued an executive directive calling for the development of a comprehensive energy plan for the state of Michigan. The directive calls for the Chairman of the MPSC, working in cooperation with representatives from the public and private sectors, to make recommendations on Michigan's energy policy by the end of 2006. We will continue to participate as the MPSC addresses future electric capacity needs.

BURIAL OF OVERHEAD POWER LINES: The City of Taylor, a municipality located in Wayne County, Michigan, passed an ordinance that required Detroit Edison to bury a section of overhead power lines at Detroit Edison's expense. In September 2004, the Michigan Court of Appeals upheld a lower court decision affirming the legality of the ordinance over Detroit Edison's objections. Other municipalities in our service territory adopted, or proposed the adoption of, similar ordinances. Detroit Edison appealed the Michigan Court of Appeals ruling to the Michigan Supreme Court. In May 2006, the Michigan Supreme Court ruled in favor of Detroit Edison. The Court found that the MPSC has primary jurisdiction over this issue and accordingly, the Taylor ordinance is subject to any applicable rules and regulations of the MPSC, including issues concerning who should bear the expense of underground facilities. If incurred, we would seek recovery of such costs from the municipality, or from our customers located in the municipality, subject to MPSC approval.

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

                                                        Consumers Energy Company

Clean Air Act: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $835 million. As of September 2006, we have incurred $660 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $175 million of capital expenditures will be made in 2006 through 2011. In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $4 million per year, which we expect to recover from our customers through the PSCR process.

Clean Air Interstate Rule: In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. We plan to meet this rule by year round operation of our selective catalytic reduction control technology units and installation of flue gas desulfurization scrubbers at an estimated total cost of $960 million, to be incurred by 2014.

Clean Air Mercury Rule: Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. Based on current technology, we anticipate our capital costs for mercury emissions reductions required by Phase I of the Clean Air Mercury Rule to be less than $50 million and these reductions implemented by 2010. Phase II requirements of the Clean Air Mercury Rule are not yet known and a cost estimate has not been determined.

In April 2006, Michigan's governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. We are working with the MDEQ on the details of these rules. We will develop a cost estimate when the details of these rules are determined.

Greenhouse gases: Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases, including potentially carbon dioxide. We cannot predict whether any federal mandatory greenhouse gas emission reduction rules ultimately will be enacted, or the specific requirements of any of these rules and their effect on our operations and financial results. Also, the U.S. Supreme Court has agreed to hear a case claiming that the EPA is required by the Clean Air Act to consider regulating carbon dioxide emissions from automobiles. The EPA asserts that it lacks authority to regulate carbon dioxide emissions. If the Supreme Court finds that the EPA has authority to regulate carbon dioxide emissions in this case, it could result in new federal carbon dioxide regulations for other industries, including the utility industry.

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

                                                        Consumers Energy Company

Water: In March 2004, the EPA issued rules that govern electric generating plant cooling water intake systems. The rules require significant reduction in fish killed by operating equipment. Fish kill reduction studies are required to be submitted to the EPA in 2007 and 2008. EPA compliance options in the rule are currently being challenged in court and we will finalize our cost estimates in early 2007, when a decision on the final rule is anticipated. We expect to implement the EPA approved process from 2009 to 2011.

For additional details on electric environmental matters, see Note 2, Contingencies, "Electric Contingencies - Electric Environmental Matters."

COMPETITION AND REGULATORY RESTRUCTURING: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At September 30, 2006, alternative electric suppliers were providing 308 MW of generation service to ROA customers, which represents four percent of our total distribution load. It is difficult to predict future ROA customer trends.

Section 10d(4) Regulatory Assets: In December 2005, the MPSC issued an order that authorized us to recover $333 million in Section 10d(4) costs. Instead of collecting these costs evenly over five years, the order instructed us to collect 10 percent of the regulatory asset total in the first year, 15 percent in the second year, and 25 percent in each of the third, fourth, and fifth years. In January 2006, we filed a petition for rehearing with the MPSC that disputed the aspect of the order dealing with the timing of our collection of these costs. In April 2006, the MPSC issued an order that denied our petition for rehearing.

Stranded Costs: Prior MPSC orders adopted a mechanism pursuant to the Customer Choice Act to provide recovery of Stranded Costs that occur when customers leave our system to purchase electricity from alternative suppliers. In November 2005, we filed an application with the MPSC related to the determination of 2004 Stranded Costs. Applying the Stranded Cost methodology used in prior MPSC orders, we concluded that we experienced Stranded Costs in 2004; however, we also concluded that these costs were offset completely by our net sales of excess power into the bulk electricity market. In September 2006, the MPSC issued an order approving our proposal and the resulting conclusion that our Stranded Costs for 2004 were fully offset by wholesale sales into the bulk electricity market. The MPSC also determined that this order completes the series of Stranded Cost cases resulting from the Customer Choice Act.

Through and Out Rates: From December 2004 to March 2006, we paid a transitional charge pursuant to a FERC order eliminating regional "through and out" rates. In May 2006, the FERC approved an agreement between the PJM RTO transmission owners and Consumers concerning these transitional charges. The agreement resolves all issues regarding transitional charges for Consumers and eliminates the potential for refunds or additional charges to Consumers. In May 2006, Baltimore Gas & Electric filed a notice of withdrawal from the settlement. Consumers, PJM, and others filed responses with the FERC on this matter. The FERC has not ruled on whether the notice of withdrawal is effective, but we do not believe this action will have any material impact on us.

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

Sale of our Interest in the MCV Partnership and the FMLP: In July 2006, we reached an agreement to sell 100 percent of the stock of CMS Midland, Inc. and CMS Midland Holdings Company to an affiliate of GSO Capital Partners and Rockland Capital Energy Investments for $60.5 million. These Consumers' subsidiaries hold our interests in the MCV Partnership and the FMLP. The sales agreement calls for the purchaser, an affiliate of GSO Capital Partners and Rockland Capital Energy Investments, to pay $85 million, subject to certain conditions and reimbursement rights, if Dow terminates an agreement under which it is provided power and steam by the MCV Partnership. The purchaser will secure their reimbursement obligation with an irrevocable letter of credit of up to $85 million. The MCV PPA and the associated customer rates are not affected by the sale. We are targeting to close the sale before the end of 2006. The sale is subject to various regulatory approvals, including the MPSC's approval and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The MPSC has established a contested case proceeding schedule, which will allow for a decision from the MPSC by the end of 2006. In October 2006, we reached a settlement agreement with the MPSC Staff and the parties involved, which recommends that the MPSC grant all authorizations necessary to complete the sale of our interests in the MCV Partnership and the FMLP. The MPSC's approval of the settlement agreement is required for it to become effective. We cannot predict the timing or the outcome of the MPSC's decision. We further cannot predict with certainty whether or when this transaction will be completed.

For additional details on the sale of our interests in the MCV Partnership and the FMLP, see Note 2, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture".

Financial Condition of the MCV Partnership: Under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Historically high natural gas prices have caused the MCV Partnership to reevaluate the economics of operating the MCV Facility and to record an impairment charge in 2005. If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its obligations under the sale and leaseback transactions and other contracts.

Underrecoveries related to the MCV PPA: Further, the cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate cash underrecoveries of capacity and fixed energy payments of $56 million in 2006 and $39 million in 2007. However, our direct savings from the RCP, after allocating a portion to customers, are used to offset a portion of our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The effect of any such action would be to:

     - reduce cash flow to the MCV Partnership, which could have an adverse effect on the MCV Partnership's financial performance, and

     -    eliminate our underrecoveries of capacity and fixed energy payments.

                                                        Consumers Energy Company

In addition, the MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may also further affect negatively the financial performance of the MCV Partnership, if such action resulted in us claiming additional relief under the regulatory out provision. The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out provision after September 15, 2007. We believe that the provision is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out provision, the MCV Partnership has the right to terminate the MCV PPA. If the MCV Partnership terminates the MCV PPA, we would seek to replace the lost capacity to maintain an adequate electric reserve margin. This could involve entering into a new PPA and (or) entering into electric capacity contracts on the open market. We cannot predict our ability to enter into such contracts at a reasonable price. We are also unable to predict regulatory approval of the terms and conditions of such contracts, or that the MPSC would allow full recovery of our incurred costs.

For additional details on the MCV Partnership, see Note 2, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

NUCLEAR MATTERS: Sale of Nuclear Assets: In July 2006, we reached an agreement to sell Palisades and the Big Rock Independent Spent Fuel Storage Installation (ISFSI) to Entergy for $380 million. Under the agreement, if the transaction does not close by March 1, 2007, the purchase price will be reduced by approximately $80,000 per day with additional costs if the deal does not close by June 1, 2007. Based on the MPSC's published schedule for the contested case proceedings regarding this transaction, the sale is targeted to close by May 1, 2007. This two-month delay in the originally anticipated March 1, 2007 closing date would result in a purchase price reduction of approximately $5 million. We estimate that the Palisades sale will result in a $31 million premium above the Palisades asset values at the anticipated closing date after accounting for estimated sales-related costs. This premium is expected to benefit our customers.

Entergy will assume responsibility for the future decommissioning of the plant and for storage and disposal of spent nuclear fuel. We will be required to pay Entergy $30 million for accepting the responsibility for the storage and disposal of the Big Rock ISFSI. At the anticipated date of close, decommissioning trust assets are estimated to be $587 million. We will retain $205 million of these funds at the time of close and will be entitled to receive a return of an additional $130 million, pending either a favorable federal tax ruling regarding the release of the funds or, if no such ruling is issued, after decommissioning of the Palisades site is complete. These estimates increased approximately $20 million compared to second quarter 2006 estimates primarily because of market appreciation during the third quarter of 2006. The disposition of the retained and receivable nuclear decommissioning funds is subject to regulatory approval. We expect that a significant portion of the proceeds will be used to benefit our customers. We plan to use the cash that we retain from the sale to reduce utility debt.

As part of the transaction, Entergy will sell us 100 percent of the plant's output up to its current capacity of 798 MW under a 15-year power purchase agreement. During the term of the power purchase agreement, Entergy is obligated to supply, and we are obligated to take, all capacity and energy from the Palisades plant, exclusive of uprates above the plant's presently specified capacity. When the plant is not operating or is derated, under certain circumstances, Entergy can elect to provide replacement power from another source at the rates set in the power purchase agreement. Otherwise, we would have to obtain replacement power from the market. However, we are only obligated to pay Entergy for capacity and energy actually delivered by Entergy either from the plant or from an allowable replacement source

                                                        Consumers Energy Company

chosen by Entergy. If Entergy schedules a plant outage in June, July or August, Entergy is required to provide replacement power at power purchase agreement rates. There are significant penalties incurred by Entergy if the delivered energy fails to achieve a minimum capacity factor level during July and August. Over the term of the power purchase agreement, the pricing is structured such that Consumers' ratepayers will retain the benefits of the Palisades plant's low-cost nuclear generation.

The sale is subject to various regulatory approvals, including the MPSC's approval of the power purchase agreement, the FERC's approval for Entergy to sell power to us under the power purchase agreement and other related matters, and the NRC's approval of the transfer of the operating license to Entergy and other related matters. In October 2006, the Federal Trade Commission issued a notice that neither it nor the Department of Justice's Antitrust Division plan to take enforcement action on the sale. The final purchase price will be subject to various closing adjustments such as working capital and capital expenditure adjustments, adjustments for nuclear fuel usage and inventory, and the date of closing. However, the sale agreement can be terminated if the closing does not occur within 18 months of the execution of the agreement. The closing can be extended for up to six months to accommodate delays in receiving regulatory approval. We cannot predict with certainty whether or when the closing conditions will be satisfied or whether or when this transaction will be completed.

Big Rock: Decommissioning of the site is nearing completion. Demolition of the last remaining plant structure, the containment building, and removal of remaining underground utilities and temporary office structures was completed in August 2006. Final radiological surveys are now being completed to ensure that the site meets all requirements for free, unrestricted release in accordance with the NRC approved License Termination Plan (LTP) for the project. We anticipate NRC approval to return approximately 475 acres of the site, including the area formerly occupied by the nuclear plant, to a natural setting for unrestricted use by early 2007. An area of approximately 107 acres including the Big Rock ISFSI, where eight casks loaded with spent fuel and other high-level radioactive material are stored, is part of the sale of nuclear assets as previously discussed.

Palisades: The amount of spent nuclear fuel at Palisades exceeds the plant's temporary onsite wet storage pool capacity. We are using dry casks for temporary onsite dry storage to supplement the wet storage pool capacity. As of September 2006, we have loaded 29 dry casks with spent nuclear fuel.

Palisades' current license from the NRC expires in 2011. In March 2005, the NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. In October 2006, the NRC issued its final environmental impact statement on Palisades' license renewal. The NRC found that there were no environmental impacts that would preclude license renewal for an additional 20 years of operation. We expect a decision from the NRC on the license renewal application in 2007.

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

                                                        Consumers Energy Company

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

If the depreciation case order is issued after the gas general rate case order, we proposed to incorporate its results into the gas general rates using a surcharge mechanism, a process used to incorporate specialty items into customer rates.

2005 GAS RATE CASE: In July 2005, we filed an application with the MPSC seeking a 12 percent authorized return on equity along with a $132 million annual increase in our gas delivery and transportation rates. As part of this filing, we also requested interim rate relief of $75 million.

The MPSC Staff and intervenors filed interim rate relief testimony in October 2005. In its testimony, the MPSC Staff recommended granting interim rate relief of $38 million.

                                                        Consumers Energy Company

In February 2006, the MPSC Staff recommended granting final rate relief of $62 million. The MPSC Staff proposed that $17 million of this amount be contributed to a low income and energy efficiency fund. The MPSC Staff also recommended reducing our allowed return on common equity to 11.15 percent, from our current
11.4 percent.

In March 2006, the MPSC Staff revised its recommended final rate relief to $71 million, which includes $17 million to be contributed to a low income and energy efficiency fund. In April 2006, we revised our request for final rate relief downward to $118 million.

In May 2006, the MPSC issued an order granting us interim gas rate relief of $18 million annually, which is under bond and subject to refund if final rate relief is granted in a lesser amount. The order also extended the temporary two-year surcharge of $58 million granted in October 2004 until the issuance of a final order in this proceeding. The MPSC has not set a date for issuance of an order granting final rate relief.

In July 2006, the ALJ issued a Proposal for Decision recommending final rate relief of $74 million above current rate levels, which include interim and temporary rate relief. The $74 million includes $17 million to be contributed to a low income and energy efficiency fund. The Proposal for Decision also recommended reducing our return on common equity to 11 percent, from our current
11.4 percent.

OTHER OUTLOOK

VOLUNTARY RULES REGARDING BILLING PRACTICES: In October 2006, the MPSC announced a voluntary agreement relating to billing practices with us and other Michigan natural gas and electric utilities that will provide additional help to low-income customers for the winter heating period of November 1, 2006 through March 31, 2007. The rules address billing practices such as billing cycles, fees, deposits, shutoffs, and collection of unpaid bills for retail customers of electric and gas utilities. These rules will have an estimated $3 million negative effect on our earnings for the period of these rules and an estimated negative effect on our cash flow of up to $50 million for 2006.

MCV PARTNERSHIP NEGATIVE EQUITY: Due to the impairment of the MCV Facility and operating losses from mark-to-market adjustments on derivative instruments, the equity held by Consumers and by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since Consumers is one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative equity. As the MCV Partnership recognizes future losses, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share.

LITIGATION AND REGULATORY INVESTIGATION: CMS Energy is the subject of various investigations as a result of round-trip trading transactions by CMS MST, including an investigation by the DOJ. For additional details regarding this investigation and litigation, see Note 2, Contingencies.

PENSION REFORM: In August 2006, the President signed into law the Pension Protection Act of 2006. The bill reforms the funding rules for employer-provided pension plans, effective for plan years beginning after 2007. We are in the process of determining the impact of this legislation.

                                                        Consumers Energy Company

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

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

FIN 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES: In June 2006, the FASB issued FIN 48, effective for us January 1, 2007. This interpretation provides a two-step approach for the recognition and measurement of uncertain tax positions taken, or expected to be taken, by a company on its income tax returns. The first step is to evaluate the tax position to determine if, based on management's best judgment, it is greater than 50 percent likely that the taxing authority will sustain the tax position. The second step is to measure the appropriate amount of the benefit to recognize. This is done by estimating the potential outcomes and recognizing the greatest amount that has a cumulative probability of at least 50 percent. We are presently evaluating the impacts, if any. Any initial impacts of implementing FIN 48 would result in a cumulative adjustment to retained earnings.

SFAS NO. 157, FAIR VALUE MEASUREMENTS: In September 2006, the FASB issued SFAS No. 157, effective for us January 1, 2008. The standard provides a revised definition of "fair value" and gives guidance on how to measure the fair value of assets and liabilities. Under the standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly exchange between market participants. The standard does not expand the use of fair value in any new circumstances. However, additional disclosures will be required on the impact and reliability of fair value measurements reflected in the financial statements. The standard will also eliminate the existing prohibition of recognizing "day one" gains or losses on derivative instruments, and will generally require such gains and losses to be recognized through earnings. We are presently evaluating the impacts, if any, of implementing SFAS No. 157. We currently do not hold any derivatives that would involve day one gains or losses.

SFAS NO. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R): In September 2006, the FASB issued SFAS No. 158. This standard will require us to recognize the funded status of our defined benefit postretirement plans on our balance sheets at December 31, 2006. SFAS No. 158 will require us to recognize changes in the funded status of our plans in the year in which the changes occur. Upon implementation of this standard, we expect to record an additional postretirement benefit liability of approximately $617 million and a regulatory asset of $612 million. We expect a reduction of $3 million to other comprehensive income, after tax. Regulatory asset treatment is consistent with past MPSC and FERC guidance. This standard also requires that we change our plan measurement date from November 30 to December 31, effective December 31, 2008. We do not believe that implementation of this provision of the standard would have a material effect on our financial statements.

                                                        Consumers Energy Company

STAFF ACCOUNTING BULLETIN NO. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL
STATEMENTS: In September 2006, the SEC issued SAB No. 108, effective for us December 31, 2006. This accounting bulletin clarifies how registrants should assess the materiality of prior period financial statement errors in the current period. We do not presently believe that adoption of this standard would have a material effect on our financial position or results of operations.

                                                        Consumers Energy Company

                      (This page intentionally left blank)

                            CONSUMERS ENERGY COMPANY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                                                                   In Millions
                                                                        --------------------------------------
                                                                        Three Months Ended   Nine Months Ended
                                                                        ------------------   -----------------
September 30                                                              2006     2005        2006     2005
------------                                                             ------   ------      ------   -----
OPERATING REVENUE                                                        $1,191   $1,025      $4,111   $3,673

EARNINGS FROM EQUITY METHOD INVESTEES                                         -        1           1        1

OPERATING EXPENSES   Fuel for electric generation                           213      183         557      494
                     Fuel costs mark-to-market at the MCV Partnership        28     (197)        226     (367)
                     Purchased and interchange power                        183      145         427      272
                     Purchased power - related parties                       18       19          55       50
                     Cost of gas sold                                       125      133       1,164    1,115
                     Other operating expenses                               226      212         661      601
                     Maintenance                                             64       53         214      155
                     Depreciation, depletion, and amortization              119      113         387      369
                     General taxes                                          (24)      46          97      164
                     Asset impairment charges                                 -    1,184           -    1,184
                                                                         ------   ------      ------   ------
                                                                            952    1,891       3,788    4,037
                                                                         ------   ------      ------   ------

OPERATING INCOME (LOSS)                                                     239     (865)        324     (363)

OTHER INCOME         Accretion expense                                        -        -           -       (1)
(DEDUCTIONS)         Interest and dividends                                  18        9          44       24
                     Regulatory return on capital expenditures                8       17          18       48
                     Other income                                             3        6          17       16
                     Other expense                                           (1)      (2)         (5)     (10)
                                                                         ------   ------      ------   ------
                                                                             28       30          74       77
                                                                         ------   ------      ------   ------

INTEREST CHARGES     Interest on long-term debt                              70       70         216      217
                     Interest on long-term debt - related parties             -        3           1       12
                     Other interest                                           4        -          12        4
                     Capitalized interest                                    (2)      (1)         (7)      (3)
                                                                         ------   ------      ------   ------
                                                                             72       72         222      230
                                                                         ------   ------      ------   ------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS                    195     (907)        176     (516)

MINORITY INTERESTS (OBLIGATIONS), NET                                        40     (483)        (35)    (386)
                                                                         ------   ------      ------   ------

INCOME (LOSS) BEFORE INCOME TAXES                                           155     (424)        211     (130)

INCOME TAX (BENEFIT) EXPENSE                                                 56     (148)         66      (44)
                                                                         ------   ------      ------   ------

NET INCOME (LOSS)                                                            99     (276)        145      (86)

PREFERRED STOCK DIVIDENDS                                                     -        -           1        1
                                                                         ------   ------      ------   ------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDER                        $   99   $ (276)     $  144   $  (87)
                                                                         ======   ======      ======   ======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             In Millions
                                                                                       -----------------
                                                                                       Nine Months Ended
                                                                                       -----------------
September 30                                                                             2006     2005
------------                                                                            -----   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                       $ 145   $   (86)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
         Depreciation, depletion, and amortization (includes nuclear
            decommissioning of $3 per year)                                               387       369
         Deferred income taxes and investment tax credit                                 (267)      (97)
         Fuel costs mark-to-market at the MCV Partnership                                 226      (367)
         Asset impairment charges                                                           -     1,184
         Minority interests (obligations), net                                            (35)     (386)
         Regulatory return on capital expenditures                                        (18)      (48)
         Capital lease and other amortization                                              27        25
         Earnings from equity method investees                                             (1)       (1)
         Changes in assets and liabilities:
            Decrease (increase) in accounts receivable and accrued revenue                212       (44)
            Increase in inventories                                                      (256)     (351)
            Decrease in deferred property taxes                                           101       105
            Increase (decrease) in accounts payable                                       (93)      177
            Increase (decrease) in accrued expenses                                        40       (32)
            Decrease in accrued taxes                                                    (248)     (121)
            Increase (decrease) in the MCV Partnership gas supplier funds on deposit     (159)      275
            Decrease (increase) in other current and non-current assets                    (8)       75
            Increase (decrease) in other current and non-current liabilities               36       (36)
                                                                                        -----   -------
         Net cash provided by operating activities                                         89       641
                                                                                        -----   -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures (excludes assets placed under capital lease)                     (461)     (419)
   Cost to retire property                                                                (41)      (21)
   Restricted cash and restricted short-term investments                                  126      (163)
   Investments in nuclear decommissioning trust funds                                     (20)       (5)
   Proceeds from nuclear decommissioning trust funds                                       20        31
   Proceeds from short-term investments                                                     -       145
   Purchase of short-term investments                                                       -      (141)
   Maturity of the MCV Partnership restricted investment securities held-to-maturity      119       316
   Purchase of the MCV Partnership restricted investment securities held-to-maturity     (118)     (267)
   Cash proceeds from sale of assets                                                        -         1
   Other investing                                                                          4        12
                                                                                        -----   -------

         Net cash used in investing activities                                           (371)     (511)
                                                                                        -----   -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long term debt                                                 -       910
   Retirement of long-term debt                                                          (208)   (1,020)
   Payment of common stock dividends                                                      (71)     (207)
   Payment of preferred stock dividends                                                    (1)       (1)
   Payment of capital and finance lease obligations                                       (23)      (26)
   Stockholder's contribution, net                                                        200       550
   Increase in notes payable                                                              100         -
   Debt issuance and financing costs                                                       (3)      (29)
                                                                                        -----   -------

         Net cash provided by (used in) financing activities                               (6)      177
                                                                                        =====   =======

Net Increase (Decrease) in Cash and Cash Equivalents                                     (288)      307

Cash and Cash Equivalents, Beginning of Period                                            416       171
                                                                                        -----   -------

Cash and Cash Equivalents, End of Period                                                $ 128   $   478
                                                                                        =====   =======

                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                                                   In Millions
                                                                                    --------------------------
                                                                                    September 30
                                                                                        2006       December 31
                                                                                     (Unaudited)       2005
                                                                                    ------------   -----------
PLANT AND PROPERTY   Electric                                                          $ 8,434       $ 8,204
(AT COST)            Gas                                                                 3,239         3,151
                     Other                                                                 241           227
                                                                                       -------       -------
                                                                                        11,914        11,582
                     Less accumulated depreciation, depletion, and amortization          4,934         4,804
                                                                                       -------       -------
                                                                                         6,980         6,778
                     Construction work-in-progress                                         572           509
                                                                                       -------       -------
                                                                                         7,552         7,287
                                                                                       -------       -------
INVESTMENTS          Stock of affiliates                                                    32            33
                     Other                                                                   4             7
                                                                                       -------       -------
                                                                                            36            40
                                                                                       -------       -------
CURRENT ASSETS       Cash and cash equivalents at cost, which approximates market          128           416
                     Restricted cash and restricted short-term investments                  57           183
                     Accounts receivable and accrued revenue,
                        less allowances of $14 in 2006 and $13 in 2005                     344           640
                     Notes receivable                                                       63            13
                     Accounts receivable - related parties                                   7             9
                     Inventories at average cost
                        Gas in underground storage                                       1,293         1,068
                        Materials and supplies                                              80            75
                        Generating plant fuel stock                                        106            80
                     Deferred property taxes                                               124           159
                     Regulatory assets - postretirement benefits                            19            19
                     Derivative instruments                                                 48           242
                     Prepayments and other                                                 111            70
                                                                                       -------       -------
                                                                                         2,380         2,974
                                                                                       -------       -------
NON-CURRENT ASSETS   Regulatory assets

                        Securitized costs                                                  526           560
                        Additional minimum pension                                         399           399
                        Postretirement benefits                                             99           116
                        Customer Choice Act                                                197           222
                        Other                                                              469           484
                     Nuclear decommissioning trust funds                                   582           555
                     Other                                                                 477           520
                                                                                       -------       -------
                                                                                         2,749         2,856
                                                                                       -------       -------
TOTAL ASSETS                                                                           $12,717       $13,157
                                                                                       =======       =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

STOCKHOLDER'S INVESTMENT AND LIABILITIES

                                                                                                                 In Millions
                                                                                                ----------------------------
                                                                                                 September 30
                                                                                                     2006       December 31
                                                                                                  (Unaudited)       2005
                                                                                                 ------------   -----------
CAPITALIZATION            Common stockholder's equity
                             Common stock, authorized 125.0 shares; outstanding
                                84.1 shares for all periods                                         $   841       $   841
                          Paid-in capital                                                             1,832         1,632
                          Accumulated other comprehensive income                                         42            72
                          Retained earnings since December 31, 1992                                     306           233
                                                                                                    -------       -------
                                                                                                      3,021         2,778
                          Preferred stock                                                                44            44
                          Long-term debt                                                              4,256         4,303
                          Non-current portion of capital leases and finance lease obligations           296           308
                                                                                                    -------       -------
                                                                                                      7,617         7,433
                                                                                                    -------       -------
MINORITY INTERESTS                                                                                      252           259
                                                                                                    -------       -------
CURRENT LIABILITIES       Current portion of long-term debt, capital leases and finance leases           86           112
                          Current portion of long-term debt - related parties                             -           129
                          Notes payable - related parties                                               127            27
                          Accounts payable                                                              386           458
                          Accounts payable - related parties                                             19            40
                          Accrued interest                                                               58            82
                          Accrued taxes                                                                 152           400
                          Deferred income taxes                                                          98            55
                          MCV Partnership gas supplier funds on deposit                                  34           193
                          Other                                                                         204           150
                                                                                                    -------       -------
                                                                                                      1,164         1,646
                                                                                                    -------       -------
NON-CURRENT LIABILITIES   Deferred income taxes                                                         682         1,027
                          Regulatory liabilities
                             Regulatory liabilities for cost of removal                               1,174         1,120
                             Income taxes, net                                                          475           455
                             Other regulatory liabilities                                               236           178
                          Postretirement benefits                                                       353           308
                          Asset retirement obligations                                                  495           494
                          Deferred investment tax credit                                                 63            67
                          Other                                                                         206           170
                                                                                                    -------       -------
                                                                                                      3,684         3,819
                                                                                                    -------       -------
                          Commitments and Contingencies (Notes 2, 3, and 4)
TOTAL STOCKHOLDER'S INVESTMENT AND LIABILITIES                                                      $12,717       $13,157
                                                                                                    =======       =======

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                                                                       In Millions
                                                                                            --------------------------------------
                                                                                            Three Months Ended   Nine Months Ended
                                                                                            ------------------   -----------------
September 30                                                                                  2006     2005        2006     2005
------------                                                                                 ------   ------      ------   ------
COMMON STOCK            At beginning and end of period (a)                                   $  841   $  841      $  841   $  841
                                                                                             ------   ------      ------   ------
OTHER PAID-IN CAPITAL   At beginning of period                                                1,832    1,482       1,632      932
                        Stockholder's contribution                                                -        -         200      550
                                                                                             ------   ------      ------   ------
                           At end of period                                                   1,832    1,482       1,832    1,482
                                                                                             ------   ------      ------   ------
ACCUMULATED OTHER       Minimum pension liability
COMPREHENSIVE INCOME       At beginning of period                                                (2)      (2)         (2)      (1)
                           Minimum pension liability adjustment (b)                               -        -           -       (1)
                                                                                             ------   ------      ------   ------
                              At end of period                                                   (2)      (2)         (2)      (2)
                                                                                             ------   ------      ------   ------
                        Investments
                           At beginning of period                                                16       18          18       12
                           Unrealized gain on investments (b)                                     3        3           1        9
                                                                                             ------   ------      ------   ------
                              At end of period                                                   19       21          19       21
                                                                                             ------   ------      ------   ------
                        Derivative instruments
                           At beginning of period                                                39       32          56       20
                           Unrealized gain (loss) on derivative instruments (b)                 (13)      27         (27)      50
                           Reclassification adjustments included in net income (loss) (b)        (1)      (2)         (4)     (13)
                                                                                             ------   ------      ------   ------
                              At end of period                                                   25       57          25       57
                                                                                             ------   ------      ------   ------
Total Accumulated Other Comprehensive Income                                                     42       76          42       76
                                                                                             ------   ------      ------   ------
RETAINED EARNINGS       At beginning of period                                                  238      630         233      608
                        Net income (loss)                                                        99     (276)        145      (86)
                        Cash dividends declared - Common Stock                                  (31)     (40)        (71)    (207)
                        Cash dividends declared - Preferred Stock                                 -        -          (1)      (1)
                                                                                             ------   ------      ------   ------
                              At end of period                                                  306      314         306      314
                                                                                             ------   ------      ------   ------
TOTAL COMMON STOCKHOLDER'S EQUITY                                                            $3,021   $2,713      $3,021   $2,713
                                                                                             ======   ======      ======   ======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                                                                In Millions
                                                                                     --------------------------------------
                                                                                     Three Months Ended   Nine Months Ended
                                                                                     ------------------   -----------------
September 30                                                                            2006    2005         2006   2005
------------                                                                            ----   -----         ----   ----
(a)  Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)  Disclosure of Other Comprehensive Income:

        Minimum Pension Liability
           Minimum pension liability adjustment, net of tax of
              $-, $-, $-, and $-, respectively                                          $  -   $   -         $  -   $ (1)

        Investments
           Unrealized gain on investments, net of tax of
              $2, $2, $-, and $5, respectively                                          $  3   $   3         $  1   $  9

        Derivative instruments
           Unrealized gain (loss) on derivative instruments, net of tax (tax
              benefit) of $(7), $15, $(14), and $27, respectively                        (13)     27          (27)    50
           Reclassification adjustments included in net income (loss), net of
              tax benefit of $(1), $(1), $(2), and $(7), respectively                     (1)     (2)          (4)   (13)

        Net income (loss)                                                                 99    (276)         145    (86)
                                                                                        ----   -----         ----   ----
        Total Comprehensive Income (Loss)                                               $ 88   $(248)        $115   $(41)
                                                                                        ====   =====         ====   ====

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

1: CORPORATE STRUCTURE AND ACCOUNTING POLICIES

CORPORATE STRUCTURE: Consumers, a subsidiary of CMS Energy, a holding company, is a combination electric and gas utility company serving Michigan's Lower Peninsula. Our customer base includes a mix of residential, commercial, and diversified industrial customers. We manage our business by the nature of services each provides and operate principally in two business segments: electric utility and gas utility.

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

USE OF ESTIMATES: We prepare our consolidated financial statements in conformity with U.S. GAAP. We are required to make estimates using assumptions that may affect the reported amounts and disclosures. Actual results could differ from those estimates.

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

LONG-LIVED ASSETS AND EQUITY METHOD INVESTMENTS: Our assessment of the recoverability of long-lived assets and equity method investments involves critical accounting estimates. We periodically perform tests of impairment if certain conditions that are other than temporary exist that may indicate the carrying value may not be recoverable. Of our total assets, recorded at $12.717 billion at September 30, 2006, 60 percent represent long-lived assets and equity method investments that are subject to this type of analysis.

In August 2006, we auctioned off 36 parcels of land near Ludington, Michigan. We held a majority share of the land, which we co-owned with DTE Energy. We closed on all 36 parcels in October 2006. Our portion of the proceeds is approximately $6 million.

DETERMINATION OF PENSION MRV OF PLAN ASSETS: We determine the MRV for pension plan assets, as defined in SFAS No. 87, as the fair value of plan assets on the measurement date, adjusted by the gains or losses that will not be admitted into MRV until future years. We reflect each year's assets gain or loss in MRV in equal amounts over a five-year period beginning on the date the original amount was determined. The MRV is used in the calculation of net pension cost.

OTHER INCOME AND OTHER EXPENSE: The following tables show the components of Other income and Other expense:

                                                                      In Millions
                                           --------------------------------------
                                           Three Months Ended   Nine Months Ended
                                           ------------------   -----------------
September 30                                   2006   2005         2006   2005
------------                                   ----   ----         ----   ----
Other income
   Electric restructuring return                 $1     $1          $ 3    $ 5
   Return on stranded and security costs          1      1            4      4
   Nitrogen oxide allowance sales                 1      1            7      2
   Gain on stock                                  -      -            1      1
   All other                                      -      3            2      4
                                                ---    ---          ---    ---
Total other income                               $3     $6          $17    $16
                                                ===    ===          ===    ===

                                                                      In Millions
                                           --------------------------------------
                                           Three Months Ended   Nine Months Ended
                                           ------------------   -----------------
September 30                                   2006   2005         2006   2005
------------                                   ----   ----         ----   ----
Other expense
   Loss on reacquired debt                     $ -    $ -          $ -    $ (6)
   Civic and political expenditures             (1)    (1)          (2)     (2)
   Donations                                     -      -           (1)      -
   Loss on SERP investment                       -     (1)           -      (1)
   All other                                     -      -           (2)     (1)
                                               ---    ---          ---    ----
Total other expense                            $(1)   $(2)         $(5)   $(10)
                                               ===    ===          ===    ====

                                                        Consumers Energy Company

RECLASSIFICATIONS: Certain prior year amounts have been reclassified for comparative purposes. These reclassifications did not affect consolidated net income for the periods presented.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE: SFAS No. 157, Fair Value
Measurements: In September 2006, the FASB issued SFAS No. 157, effective for us January 1, 2008. The standard provides a revised definition of "fair value" and gives guidance on how to measure the fair value of assets and liabilities. Under the standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly exchange between market participants. The standard does not expand the use of fair value in any new circumstances. However, additional disclosures will be required on the impact and reliability of fair value measurements reflected in the financial statements. The standard will also eliminate the existing prohibition of recognizing "day one" gains or losses on derivative instruments, and will generally require such gains and losses to be recognized through earnings. We are presently evaluating the impacts, if any, of implementing SFAS No. 157. We currently do not hold any derivatives that would involve day one gains or losses.

SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R): For details on SFAS No. 158, see Note 5, Retirement Benefits.

FIN 48, Accounting for Uncertainty in Income Taxes: In June 2006, the FASB issued FIN 48, effective for us January 1, 2007. This interpretation provides a two-step approach for the recognition and measurement of uncertain tax positions taken, or expected to be taken, by a company on its income tax returns. The first step is to evaluate the tax position to determine if, based on management's best judgment, it is greater than 50 percent likely that the taxing authority will sustain the tax position. The second step is to measure the appropriate amount of the benefit to recognize. This is done by estimating the potential outcomes and recognizing the greatest amount that has a cumulative probability of at least 50 percent. We are presently evaluating the impacts, if any. Any initial impacts of implementing FIN 48 would result in a cumulative adjustment to retained earnings.

Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial
Statements: In September 2006, the SEC issued SAB No. 108, effective for us December 31, 2006. This accounting bulletin clarifies how registrants should assess the materiality of prior period financial statement errors in the current period. We do not presently believe that adoption of this standard would have a material effect on our financial position or results of operations.

2: CONTINGENCIES

SEC AND OTHER INVESTIGATIONS: During the period of May 2000 through January 2002, CMS MST engaged in simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price. These so called round-trip trades had no impact on previously reported consolidated net income, earnings per share or cash flows, but had the effect of increasing operating revenues and operating expenses by equal amounts.

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

                                                        Consumers Energy Company

The settlement resolved the SEC investigation involving CMS Energy and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading at CMS MST. One of the individuals has settled with the SEC. CMS Energy is currently advancing legal defense costs for the remaining two individuals in accordance with existing indemnification policies. Those two individuals filed a motion to dismiss the SEC action, which was denied.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The cases were consolidated into a single lawsuit, which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. The court issued an opinion and order dated March 24, 2006, granting in part and denying in part plaintiffs' amended motion for class certification. The court conditionally certified a class consisting of "[a]ll persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby." The court excluded purchasers of CMS Energy's 8.75 percent Adjustable Convertible Trust Securities ("ACTS") from the class. Trial has been scheduled for March 2007. In response to the court's opinion and order excluding purchasers of ACTS from the shareholder class, a new class action lawsuit was filed on behalf of ACTS purchasers. The new lawsuit names the same defendants as the shareholder action and contains essentially the same allegations and class period. CMS Energy and the individual defendants will defend themselves vigorously in this litigation but cannot predict its outcome.

ERISA LAWSUITS: CMS Energy was a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits, filed in July 2002 in United States District Court for the Eastern District of Michigan, brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings Plan (the Plan). Plaintiffs alleged breaches of fiduciary duties under ERISA and sought restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan, as well as other equitable relief and legal fees. On March 1, 2006, CMS Energy and Consumers reached an agreement, subject to court and independent fiduciary approval, to settle the lawsuits. The settlement agreement required a $28 million cash payment by CMS Energy's primary insurer to be used to pay Plan participants and beneficiaries for alleged losses, as well as any legal fees and expenses. In addition, CMS Energy agreed to certain other steps regarding administration of the Plan. The hearing on final approval of the settlement was held on June 15, 2006. On June 27, 2006, the judge entered the Order and Final Judgment, approving the proposed settlement with minor modifications.

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.

Clean Air Act: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $835 million through 2011. The key assumptions in the capital expenditure estimate include:

                                                        Consumers Energy Company

     - construction commodity prices, especially construction material and labor,

     -    project completion schedules,

     -    cost escalation factor used to estimate future years' costs, and

     -    an AFUDC capitalization rate.

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 7.8 percent. As of September 2006, we have incurred $660 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $175 million of capital expenditures will be made in 2006 through 2011. These expenditures include installing selective catalytic reduction control technology at four of our coal-fired electric generating plants.

In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $4 million per year, which we expect to recover from our customers through the PSCR process. The projected annual expense is based on market price forecasts and forecasts of regulatory provisions, known as progressive flow control, that restrict the usage in any given year of allowances banked from previous years. The allowances and their cost are accounted for as inventory. The allowance inventory is expensed at the rolling average cost as the coal-fired electric generating plants emit nitrogen oxide.

Clean Air Interstate Rule: In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of nitrogen oxides by more than 60 percent and sulfur dioxide by more than 70 percent from 2003 levels by 2015. The final rule will require that we run our selective catalytic reduction control technology units year round beginning in 2009 and may require that we purchase additional nitrogen oxide allowances beginning in 2009.

In addition to the selective catalytic reduction control technology installed to meet the nitrogen oxide standards, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers are to be installed by 2014 to meet the Phase I reduction requirements of the Clean Air Interstate Rule, at an estimated total cost of $960 million. Our capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.4 percent. We currently have a surplus of sulfur dioxide allowances, which were granted by the EPA and are accounted for as inventory. In January 2006, we sold some of our excess sulfur dioxide allowances for $61 million and recognized the proceeds as a regulatory liability.

Clean Air Mercury Rule: Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. The Clean Air Mercury Rule establishes a cap-and-trade system for mercury emissions that is similar to the system used in the Clean Air Interstate Rule. The industry has not reached a consensus on the technical methods for curtailing mercury emissions. However, based on current technology, we anticipate our capital costs for mercury emissions reductions required by Phase I of the Clean Air Mercury Rule to be less than $50 million and these reductions implemented by 2010. Phase II requirements of the Clean Air Mercury Rule are not yet known and a cost estimate has not been determined.

In August 2005, the MDEQ filed a Motion to Intervene in a court challenge to certain aspects of EPA's

                                                        Consumers Energy Company

Clean Air Mercury Rule, asserting that the rule is inadequate. We cannot predict the outcome of this proceeding.

In April 2006, Michigan's governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. This plan would adopt the Clean Air Mercury Rule through its first phase. Beginning in year 2015, the mercury emissions reduction standards outlined in the governor's plan would become more stringent than those included in the Clean Air Mercury Rule. We are working with the MDEQ on the details of these rules. We will develop a cost estimate when the details of these rules are determined.

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

We are a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on our experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $10 million. At September 30, 2006, we have recorded a liability for the minimum amount of our estimated probable Superfund liability.

In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at Ludington. We removed and replaced part of the PCB material. We have proposed a plan to deal with the remaining materials and are awaiting a response from the EPA.

MCV Environmental Issue: In July 2004, the MDEQ, Air Control Division, issued the MCV Partnership a Letter of Violation asserting that the MCV Facility violated its Air Use Permit to Install (PTI) by exceeding the carbon monoxide emission limit on the Unit 14 duct burner and failing to maintain certain records in the required format. The MCV Partnership thereafter declared five of the six duct burners in the MCV Facility as unavailable for operational use (which reduced the generation capability of the MCV Facility by approximately 100 MW) and took other corrective action to address the MDEQ's assertions. Following voluntary settlement discussions, the MDEQ issued the MCV Partnership a new PTI, which established higher carbon monoxide emissions limits on the five duct burners that had been declared unavailable. The MCV Partnership has returned those duct burners to service. The MDEQ and the MCV Partnership have agreed to a settlement of the emission violation, which will also satisfy state and federal requirements and remove the MCV Partnership from the EPA's High Priority Violators List. The settlement involves a fine of $45,000. The settlement is subject to public notice and comment. The MCV Partnership believes it has resolved all issues associated with this Letter of Violation and does not expect further MDEQ action on this matter.

LITIGATION: In October 2003, a group of eight PURPA qualifying facilities (the plaintiffs), which sell

                                                        Consumers Energy Company

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

ELECTRIC RESTRUCTURING MATTERS

ELECTRIC ROA: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At September 30, 2006, alternative electric suppliers were providing 308 MW of generation service to ROA customers, which represents four percent of our total distribution load. This represents a decrease of one percent of ROA load compared to June 30, 2006 and a decrease of 60 percent of ROA load compared to the end of September 2005. It is difficult to predict future ROA customer trends.

STRANDED COSTS: Prior MPSC orders adopted a mechanism pursuant to the Customer Choice Act to provide recovery of Stranded Costs that occur when customers leave our system to purchase electricity from alternative suppliers. In November 2005, we filed an application with the MPSC related to the determination of 2004 Stranded Costs. Applying the Stranded Cost methodology used in prior MPSC orders, we concluded that we experienced Stranded Costs in 2004; however, we also concluded that these costs were offset completely by our net sales of excess power into the bulk electricity market. In September 2006, the MPSC issued an order approving our proposal and the resulting conclusion that our Stranded Costs for 2004 were fully offset by wholesale sales into the bulk electricity market. The MPSC also determined that this order completes the series of Stranded Cost cases resulting from the Customer Choice Act.

ELECTRIC RATE MATTERS

POWER SUPPLY COSTS: To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2007 through 2010. As a result, we have recognized an asset of $63 million for unexpired capacity and energy contracts at September 30, 2006. At September 2006, we expect the total capacity cost of electric capacity and energy contracts for 2006 to be $17 million.

PSCR: The PSCR process allows recovery of reasonable and prudent power supply costs. Revenues from the PSCR charges are subject to reconciliation after review of actual costs for reasonableness and prudence. In September 2005, we submitted our 2006 PSCR plan filing to the MPSC. In November 2005, we submitted an amended 2006 PSCR plan to the MPSC to include higher estimates for METC and coal supply costs. In December 2005, the MPSC issued an order that temporarily excluded these increased costs from our PSCR charge and further reduced the charge by one mill per kWh. We implemented the temporary order in January 2006.

                                                        Consumers Energy Company

In August 2006, the MPSC issued an order approving our amended 2006 PSCR plan, which results in an increased PSCR factor for the remainder of 2006. We expect PSCR underrecoveries for 2006 of $116 million. These underrecoveries are due to the MPSC delaying recovery of our increased METC and coal supply costs, increased bundled sales, and other cost increases beyond those included in the September 2005 and November 2005 filings. We expect to recover fully all of our 2006 PSCR costs. When we are unable to collect these costs as they are incurred, there is a negative impact on our cash flows from electric utility operations.

In March 2006, we submitted our 2005 PSCR reconciliation filing to the MPSC. We estimate an underrecovery of $39 million for commercial and industrial customers, which we expect to recover fully. We cannot predict the outcome of these PSCR proceedings.

In September 2006, we submitted our 2007 PSCR plan filing to the MPSC, which includes the underrecoveries incurred in 2005 and 2006. We expect to self-implement the proposed 2007 PSCR charge in January 2007, absent action by the MPSC by the end of 2006. We cannot predict the outcome of this proceeding.

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

Sale of our Interest in the MCV Partnership and the FMLP: In July 2006, we reached an agreement to sell 100 percent of the stock of CMS Midland, Inc. and CMS Midland Holdings Company to an affiliate of GSO Capital Partners and Rockland Capital Energy Investments for $60.5 million. These Consumers' subsidiaries hold our interest in the MCV Partnership and the FMLP. The sale does not affect the MCV PPA and the associated customer rates. We are targeting to close on the sale by the end of 2006. The sale is subject to various regulatory approvals, including the MPSC's approval and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In July 2006, the MPSC issued an order establishing a contested case proceeding and provided a schedule, which will allow for a decision from the MPSC by the end of 2006. In October 2006, we reached a settlement agreement with the MPSC Staff and the parties involved, which recommends that the MPSC grant all authorizations necessary to complete the sale of our interests in the MCV Partnership and the FMLP. The MPSC's approval of the settlement agreement is required for it to become effective. If approved by the MPSC, the settlement agreement requires us to file reports subsequent to the closing providing details of the amount of net proceeds available for debt reduction and what type of debt was reduced, and to file an amended 2007 through 2011 PSCR plan to address potential changes related to the MCV PPA and the RCP. We cannot predict the timing or the outcome of the MPSC's decision nor can we predict with certainty whether or when this transaction will be completed.

Because of the power purchase agreement in place between Consumers and the MCV Partnership, the transaction is effectively a sale and leaseback for accounting purposes. SFAS No. 98 specifies the accounting required for a seller's sale and simultaneous leaseback transaction involving real estate, including real estate with equipment. In accordance with SFAS No. 98, the transaction will be required to be accounted for as a financing and not a sale. This is due to forms of continuing involvement we will have with the MCV Partnership. At closing, we will remove from our Consolidated Balance Sheets all of the assets, liabilities, and minority interest associated with both the MCV Partnership and

                                                        Consumers Energy Company

the FMLP except for the real estate assets and equipment of the MCV Partnership. Those assets will remain at their carrying value. If the fair value is determined to be less than the present carrying value, an impairment charge would result.

Further, as disclosed in Note 4, Financial and Derivative Instruments, "Derivative Contracts Associated with the MCV Partnership," we will reflect in earnings certain cumulative amounts of the MCV Partnership-related derivative fair value changes that are accounted for in other comprehensive income. We will also reflect in earnings income related to certain of the MCV Partnership gas contracts, which are being sold. The transaction will not result in the MCV Partnership or the FMLP assets being classified as held for sale on our Consolidated Balance Sheets.

Financial Condition of the MCV Partnership: Under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Historically high natural gas prices have caused the MCV Partnership to reevaluate the economics of operating the MCV Facility and to record an impairment charge in 2005. If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its obligations under the sale and leaseback transactions and other contracts. Due to the impairment of the MCV Facility and subsequent losses, the value of the equity held by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since we are one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative equity. At September 30, 2006, the negative minority interest for the other general partners' share, including their portion of the limited partners' negative equity, is $101 million and is included in Other Non-current Assets on our Consolidated Balance Sheets.

Underrecoveries related to the MCV PPA: Further, the cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. We expense all cash underrecoveries directly to income. We estimate underrecoveries of $56 million in 2006 and $39 million in 2007. Of the 2006 estimate, we expensed $42 million during the nine months ended September 30, 2006. However, our direct savings from the RCP, after allocating a portion to customers, are used to offset our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out provision after September 15, 2007. We believe that the provision is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out provision, the MCV Partnership has the right to terminate the MCV PPA, which could affect our reserve margin. In addition, the MPSC's future actions on the capacity and fixed energy payments after September 15, 2007 may further affect negatively the financial performance of the MCV Partnership, if such action resulted in us claiming additional relief under the regulatory out provision. We anticipate that the exercise of the regulatory out provision and the likely consequences of such action will be reviewed by the MPSC in 2007. Some parties have suggested that in the event that the MCV Partnership ceases performance under the MCV PPA, prior orders could limit recovery of replacement power costs to the amounts that the MSPC authorized for recovery under the MCV PPA. We cannot predict the outcome of any future disputes concerning these issues.

RCP: In January 2005, the MPSC issued an order approving the RCP, with modifications. The RCP allows us to recover the same amount of capacity and fixed energy charges from customers as approved in prior MPSC orders. However, we are able to dispatch the MCV Facility on the basis of natural gas

                                                        Consumers Energy Company

market prices, which reduces the MCV Facility's annual production of electricity and, as a result, reduces the MCV Facility's consumption of natural gas by an estimated 30 to 40 bcf annually. This decrease in the quantity of high-priced natural gas consumed by the MCV Facility benefits our interest in the MCV Partnership. The RCP also calls for us to contribute $5 million annually to a renewable resources program. As of September 2006, we have contributed $9 million to the renewable resources program.

In January 2005, we implemented the RCP. The underlying agreement for the RCP between Consumers and the MCV Partnership extends through the term of the MCV PPA. However, either party may terminate that agreement under certain conditions. In February 2005, a group of intervenors in the RCP case filed for rehearing of the MPSC order approving the RCP, which the MPSC denied in October 2006. The Attorney General also filed an appeal with the Michigan Court of Appeals. We cannot predict the outcome of these matters.

MCV PARTNERSHIP PROPERTY TAXES: In January 2004, the Michigan Tax Tribunal issued its decision in the MCV Partnership's tax appeal against the City of Midland for tax years 1997 through 2000. The City of Midland appealed the decision to the Michigan Court of Appeals, and the MCV Partnership filed a cross-appeal at the Michigan Court of Appeals. The MCV Partnership also has a pending case with the Michigan Tax Tribunal for tax years 2001 through 2006. The MCV Partnership estimates that the 1997 through 2005 tax year cases will result in a refund to the MCV Partnership of $88 million, inclusive of interest, if the decision of the Michigan Tax Tribunal is upheld. In February 2006, the Michigan Court of Appeals largely affirmed the Michigan Tax Tribunal decision, but remanded the case back to the Michigan Tax Tribunal to clarify certain aspects of the Tax Tribunal decision. In April 2006, the City of Midland filed an application for Leave to Appeal with the Michigan Supreme Court. The remanded proceedings may result in the determination of a greater refund to the MCV Partnership. In July 2006, the Michigan Supreme Court denied the City of Midland's application, which resulted in the MCV Partnership recognizing the $88 million refund as a reduction in property tax expense.

NUCLEAR PLANT DECOMMISSIONING: The MPSC and the FERC regulate the recovery of costs to decommission, or remove from service, our Big Rock and Palisades nuclear plants. Decommissioning funding practices approved by the MPSC require us to file a report on the adequacy of funds for decommissioning at three-year intervals. We prepared and filed updated cost estimates for Big Rock and Palisades in March 2004. Excluding additional costs for spent nuclear fuel storage due to the DOE's failure to accept this spent nuclear fuel on schedule, these reports show a decommissioning cost of $361 million for Big Rock and $868 million for Palisades. Since Big Rock is currently in the process of decommissioning, this estimated cost includes historical expenditures in nominal dollars and future costs in 2003 dollars, with all Palisades costs given in 2003 dollars. Updated cost projections for Big Rock indicate an anticipated decommissioning cost of $393 million as of June 2006.

Big Rock: In December 2000, funding of the Big Rock trust fund stopped because the MPSC-authorized decommissioning surcharge collection period expired. In our March 2004 report to the MPSC, we indicated that we would manage the decommissioning trust fund to meet annual NRC financial assurance requirements by withdrawing NRC radiological decommissioning costs from the fund and initially funding non-NRC, greenfield costs out of corporate funds. In March 2006, we contributed $16 million to the trust fund from our corporate funds to support NRC radiological decommissioning costs. Excluding the additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we are projecting that the level of funds provided by the trust will fall short of the amount needed to complete the decommissioning by $39 million, which is the amount projected for non-NRC, greenfield costs. We plan initially to fund the $39 million out of corporate funds. Therefore, at this

                                                        Consumers Energy Company

time, we plan to provide a total of $55 million from corporate funds for costs associated with NRC radiological and non-NRC greenfield decommissioning work. We plan to seek recovery of such expenditures. We cannot predict the outcome of these efforts.

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

In March 2005, the NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. We expect a decision from the NRC on the license renewal application in 2007. At this time, we cannot determine what impact this will have on decommissioning costs or the adequacy of funding. Initial estimates of decommissioning costs, assuming a plant retirement date of 2031, show decommissioning costs of either $818 million or $1.049 billion for Palisades, depending on the decommissioning methodology assumed. These costs, which exclude additional costs for spent nuclear fuel storage due to the DOE's failure to accept spent nuclear fuel on schedule, are given in 2003 dollars.

In July 2006, we reached an agreement to sell Palisades and the Big Rock ISFSI to Entergy. As part of the transaction, Entergy will sell us 100 percent of the plant's output up to its current capacity of 798 MW under a 15-year power purchase agreement. Because of the power purchase agreement that will be in place between Consumers and Entergy, the transaction is effectively a sale and leaseback for accounting purposes. SFAS No. 98 specifies the accounting required for a seller's sale and simultaneous leaseback transaction involving real estate, including real estate with equipment. In accordance with SFAS No. 98, the transaction will be accounted for as a financing and not a sale. This is due to forms of continuing involvement. As such, we have not classified the assets as held for sale on our Consolidated Balance Sheets.

The sale is subject to various regulatory approvals, including the MPSC's approval of the power purchase agreement, the FERC's approval for Entergy to sell power to us under the power purchase agreement and other related matters, and the NRC's approval of the transfer of the operating license to Entergy and other related matters. In October 2006, the Federal Trade Commission issued a notice that neither it nor the Department of Justice's Antitrust Division plan to take enforcement action on the sale. The final purchase price will be subject to various closing adjustments such as working capital and capital expenditure adjustments, adjustments for nuclear fuel usage and inventory, and the date of closing. Under the agreement, if the transaction does not close by March 1, 2007, the purchase price will be reduced by $80,000 per day with additional costs if the sale does not close by June 1, 2007. We cannot predict with certainty whether or when the closing conditions will be satisfied or whether or when this transaction will be completed.

NUCLEAR MATTERS: Nuclear Fuel Cost: We amortize nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. For nuclear fuel used after April 6, 1983, we charge certain disposal costs to nuclear fuel expense, recover these costs through electric rates, and remit them to the DOE quarterly. We elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At September 30, 2006, our DOE liability is $150 million. This amount includes interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. The amount of this liability, excluding a portion of interest, was recovered through electric rates. In conjunction with the

                                                        Consumers Energy Company

sale of Palisades and the Big Rock ISFSI, we will retain this obligation and provide security to Entergy for this obligation in the form of either cash, a letter of credit, or other acceptable means.

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

Insurance: We maintain nuclear insurance coverage on our nuclear plants. At Palisades, we maintain nuclear property insurance from NEIL totaling $2.750 billion and insurance that would partially cover the cost of replacement power during certain prolonged accidental outages. Because NEIL is a mutual insurance company, we could be subject to assessments of up to $30 million in any policy year if insured losses in excess of NEIL's maximum policyholders surplus occur at our, or any other member's, nuclear facility. NEIL's policies include coverage for acts of terrorism.

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

Big Rock remains insured for nuclear liability up to $544 million through nuclear insurance and NRC indemnity, and maintains a nuclear property insurance policy from NEIL.

Insurance policy terms, limits, and conditions are subject to change during the year as we renew our policies.

                                                        Consumers Energy Company

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In 2005, we estimated our remaining costs to be between $29 million and $71 million, based on 2005 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through proceeds derived from a settlement with insurers and MPSC-approved rates. At September 30, 2006, we have a liability of $26 million, net of $56 million of expenditures incurred to date, and a regulatory asset of $58 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs.

GAS RATE MATTERS

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings.

The following table summarizes our GCR reconciliation filings with the MPSC:

Gas Cost Recovery Reconciliation

                                       Net Over-   GCR Cost of
GCR Year    Date Filed   Order Date     recovery     Gas Sold     Description of Net Overrecovery
---------   ----------   ----------   ----------   ------------   -------------------------------
2004-2005    June 2005   April 2006   $2 million   $1.4 billion   The net overrecovery includes
                                                                  interest expense through March
                                                                  2005 and refunds that we
                                                                  received from our suppliers
                                                                  that are required to be
                                                                  refunded to our customers.

2005-2006    June 2006    Pending     $3 million   $1.8 billion   The net overrecovery includes
                                                                  $1 million interest income
                                                                  through March 2006, which
                                                                  resulted from a net
                                                                  underrecovery position during
                                                                  the majority of the GCR period.

GCR plan for year 2005-2006: In November 2005, the MPSC issued an order for our 2005-2006 GCR Plan year, which resulted in approval of a settlement agreement and established a fixed price cap of $10.10 per mcf for the December 2005 through March 2006 billing period. We were able to maintain our billing GCR factor below the authorized level for that period. The order was appealed to the Michigan Court of Appeals by one intervenor. No action has been taken by the Court of Appeals on the merits of the appeal and we are unable to predict the outcome.

GCR plan for year 2006-2007: In December 2005, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2006 through March 2007. Our request proposed using a GCR factor consisting of:

     -    a base GCR ceiling factor of $11.10 per mcf, plus

                                                        Consumers Energy Company

     - a quarterly GCR ceiling price adjustment contingent upon future events.

In July 2006, all parties signed a partial settlement agreement, which calls for a base GCR ceiling factor of $9.48 per mcf. The settlement agreement base GCR ceiling factor is subject to a quarterly GCR ceiling price adjustment mechanism. The adjustment mechanism allows an adjustment of the base ceiling factor to reflect a portion of cost increases, if the average NYMEX price for a specified period is greater than that used in calculating the base GCR factor. The MPSC approved the settlement agreement in August 2006.

The GCR billing factor is adjusted monthly in order to minimize the over or under-recovery amounts in our annual GCR reconciliation. Our GCR billing factor for the month of November 2006 is $7.83 per mcf.

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

If the depreciation case order is issued after the gas general rate case order, we proposed to incorporate its results into the gas general rates using a surcharge mechanism, a process used to incorporate specialty items into customer rates.

2005 GAS RATE CASE: In July 2005, we filed an application with the MPSC seeking a 12 percent authorized return on equity along with a $132 million annual increase in our gas delivery and transportation rates. As part of this filing, we also requested interim rate relief of $75 million.

The MPSC Staff and intervenors filed interim rate relief testimony in October 2005. In its testimony, the MPSC Staff recommended granting interim rate relief of $38 million.

In February 2006, the MPSC Staff recommended granting final rate relief of $62 million. The MPSC Staff proposed that $17 million of this amount be contributed to a low income and energy efficiency fund. The MPSC Staff also recommended reducing our allowed return on common equity to 11.15 percent, from our current
11.4 percent.

In March 2006, the MPSC Staff revised its recommended final rate relief to $71 million, which includes $17 million to be contributed to a low income and energy efficiency fund. In April 2006, we revised our request for final rate relief downward to $118 million.

In May 2006, the MPSC issued an order granting us interim gas rate relief of $18 million annually, which is under bond and subject to refund if final rate relief is granted in a lesser amount. The order

                                                        Consumers Energy Company

also extended the temporary two-year surcharge of $58 million granted in October 2004 until the issuance of a final order in this proceeding. The MPSC has not set a date for issuance of an order granting final rate relief.

In July 2006, the ALJ issued a Proposal for Decision recommending final rate relief of $74 million above current rate levels, which include interim and temporary rate relief. The $74 million includes $17 million to be contributed to a low income and energy efficiency fund. The Proposal for Decision also recommended reducing our return on common equity to 11 percent, from our current
11.4 percent.

OTHER CONTINGENCIES

IRS AUDIT RESOLUTION: In August 2005, the IRS issued Revenue Ruling 2005-53 and regulations to provide guidance with respect to the use of the "simplified service cost" method of tax accounting. We have been using this tax accounting method, generally allowed by the IRS under section 263A of the Internal Revenue Code, with respect to the allocation of certain indirect overhead costs to the tax basis of self-constructed utility assets.

In June 2006, the IRS concluded its most recent audit of CMS Energy and its subsidiaries, and proposed changes to taxable income for the years ended December 31, 1987 through December 31, 2001. The proposed overall cumulative increase to taxable income related primarily to the disallowance of the simplified service cost method with respect to certain self-constructed utility assets. CMS Energy has accepted these proposed adjustments to taxable income, which have been allocated based upon Consumers' separate taxable income in accordance with CMS Energy's tax sharing agreement. We had tax related payables to CMS Energy with respect to its share of audit adjustments of $232 million, and a reduction of our June 2006 income tax provision of $14 million, net of interest expense, primarily for the restoration and utilization of previously written off income tax credits.

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

                                                        Consumers Energy Company

The following table describes our guarantees at September 30, 2006:

                                                                                             In Millions
--------------------------------------------------------------------------------------------------------
                                                                              Maximum
Guarantee Description                       Issue Date    Expiration Date   Obligation   Carrying Amount
---------------------                      ------------   ---------------   ----------   ---------------
Surety bonds and other indemnifications    Various             Various            1              -
Guarantee (a)                              January 1987      March 2015          85              -
Nuclear insurance retrospective premiums   Various           Indefinite         137              -

(a) We have reached an agreement to sell our interests in the MCV Partnership and the FMLP, subject to certain regulatory and other closing conditions. The sales agreement calls for the purchaser, an affiliate of GSO Capital Partners and Rockland Capital Energy Investments to pay $85 million, subject to certain reimbursement rights, if Dow terminates an agreement under which it is provided power and steam by the MCV Partnership. The purchaser will secure their reimbursement obligation with an irrevocable letter of credit of up to $85 million.

The following table provides additional information regarding our guarantees:

                                                  Events That Would Require
Guarantee Description       How Guarantee Arose   Performance
---------------------       -------------------   ------------------------------
Surety bonds and other      Normal operating      Nonperformance
indemnifications            activity, permits
                            and licenses

Guarantee                   Agreement to          MCV Partnership's
                            provide power and     nonperformance or non-payment
                            steam to Dow          under a related contract

Nuclear insurance           Normal operations     Call by NEIL and
retrospective premiums      of nuclear plants     Price-Anderson Act for nuclear
                                                  incident

At September 30, 2006, none of our guarantees contained provisions allowing us to recover, from third parties, any amount paid under the guarantees. We enter into various agreements containing indemnification provisions in connection with a variety of transactions. While we are unable to estimate the maximum potential obligation related to these indemnities, we consider the likelihood that we would be required to perform or incur significant losses related to these indemnities and the guarantees listed in the preceding tables to be remote.

                                                        Consumers Energy Company

3:   FINANCINGS AND CAPITALIZATION

Long-term debt is summarized as follows:

                                                                     In Millions
                                          --------------------------------------
                                          September 30, 2006   December 31, 2005
                                          ------------------   -----------------
First mortgage bonds                             $3,173              $3,175
Senior notes and other                              801                 852
Securitization bonds                                348                 369
                                                 ------              ------
   Principal amounts outstanding                  4,322               4,396
      Current amounts                               (59)                (85)
      Net unamortized discount                       (7)                 (8)
                                                 ------              ------
Total Long-term debt                             $4,256              $4,303
                                                 ======              ======

DEBT RETIREMENTS: The following is a summary of significant long-term debt retirements during the nine months ended September 30, 2006:

                                     Principal     Interest Rate
                                   (in millions)        (%)        Retirement Date   Maturity Date
                                   -------------   -------------   ---------------   -------------
Long-term debt - related parties   $129               9.00          February 2006      June 2031
FMLP debt                            56              13.25            July 2006        July 2006
                                   ----
   Total                           $185
                                   ====

REGULATORY AUTHORIZATION FOR FINANCINGS: In May 2006, the FERC issued an order authorizing us to issue up to $2.0 billion of secured and unsecured short-term securities for the following purposes:

     -    up to $1.0 billion for general corporate purposes, and

     - up to $1.0 billion of FMB or other securities to be issued solely as collateral for other short-term securities.

Also in May 2006, the FERC issued an order authorizing us to issue up to $5.0 billion of secured and unsecured long-term securities for the following purposes:

     -    up to $1.5 billion for general corporate purposes,

     - up to $1.0 billion for purposes of refinancing or refunding existing long-term debt, and

     - up to $2.5 billion of FMB or other securities to be issued solely as collateral for other long-term securities.

The authorizations are for a two-year period beginning July 1, 2006 and ending June 30, 2008. Any long-term issuances during the two-year authorization period are exempt from FERC's competitive bidding and negotiated placement requirements.

                                                        Consumers Energy Company

REVOLVING CREDIT FACILITIES: The following secured revolving credit facilities with banks are available at September 30, 2006:

                                                                                    In Millions
-----------------------------------------------------------------------------------------------
                                    Amount of    Amount       Outstanding
    Company       Expiration Date    Facility   Borrowed   Letters-of-Credit   Amount Available
    -------       ---------------   ---------   --------   -----------------   ----------------
Consumers          March 30, 2007      $300        $ -              $ -              $300
Consumers           May 18, 2010        500          -               62               438
MCV Partnership   August 25, 2007        25          -                7                18

In March 2006, we entered into a short-term secured revolving credit agreement with banks. This facility provides $300 million of funds for working capital and other general corporate purposes.

DIVIDEND RESTRICTIONS: Under the provisions of our articles of incorporation, at September 30, 2006, we had $253 million of unrestricted retained earnings available to pay common stock dividends. Covenants in our debt facilities cap common stock dividend payments at $300 million in a calendar year. Provisions of the Federal Power Act and the Natural Gas Act effectively restrict dividends to the amount of our retained earnings. For the nine months ended September 30, 2006, we paid $71 million in common stock dividends to CMS Energy.

CAPITAL AND FINANCE LEASE OBLIGATIONS: Our capital leases are comprised mainly of leased service vehicles, power purchase agreements, and office furniture. At September 30, 2006, capital lease obligations totaled $55 million. In order to obtain permanent financing for the MCV Facility, the MCV Partnership entered into a sale and leaseback agreement with a lessor group, which includes the FMLP, for substantially all of the MCV Partnership's fixed assets. In accordance with SFAS No. 98, the MCV Partnership accounted for the transaction as a financing arrangement. At September 30, 2006, finance lease obligations totaled $268 million, which represents the third-party portion of the MCV Partnership's finance lease obligation.

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, we sell certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. The special purpose entity sold $316 million of receivables at September 30, 2006 and $325 million of receivables at December 31, 2005. We continue to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against our other assets for failure of a debtor to pay when due and no right to any receivables not sold. We have neither recorded a gain or loss on the receivables sold nor retained interest in the receivables sold.

Certain cash flows under our accounts receivable sales program are shown in the following table:

                                                                                                      In Millions
                                                                                                  ---------------
Nine months ended September 30                                                                     2006     2005
------------------------------                                                                    ------   ------
Net cash flow as a result of accounts receivable financing                                        $   (9)  $ (204)
Collections from customers                                                                        $4,402   $3,782
                                                                                                  ======   ======

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

The cost and fair value of our long-term financial instruments are as follows:

                                                                                         In Millions
                                       -------------------------------------------------------------
                                             September 30, 2006             December 31, 2005
                                       ----------------------------   -----------------------------
                                                 Fair    Unrealized             Fair     Unrealized
                                        Cost     Value      Gain       Cost     Value   Gain (Loss)
                                       ------   ------   ----------   ------   ------   -----------
Long-term debt,
   including current amounts           $4,315   $4,291      $ 24      $4,388   $4,393      $ (5)
Long-term debt - related parties,
   including current amounts                -        -         -         129      131        (2)

Available-for-sale securities:
Common stock of CMS Energy                 10       32        22          10       33        23
SERP:
    Equity securities                      17       24         7          16       22         6
    Debt securities                         7        7         -           8        8         -
Nuclear decommissioning investments:
    Equity securities                     138      268       130         134      252       118
    Debt securities                       304      307         3         287      291         4

In July 2006, we reached an agreement to sell Palisades and the Big Rock ISFSI to Entergy. Entergy will assume responsibility for the future decommissioning of the plant and for storage and disposal of spent nuclear fuel. Accordingly, upon completion of the sale, we will transfer $382 million of nuclear decommissioning trust fund assets to Entergy and retain $205 million. We will also be entitled to receive a return of $130 million, pending either a favorable federal tax ruling regarding the release of the funds, or if no such ruling is issued, after decommissioning of the Palisades site is complete. These estimates increased approximately $20 million compared to second quarter 2006 estimates primarily because of market appreciation during the third quarter of 2006. The disposition of the retained and receivable nuclear decommissioning funds is subject to regulatory proceedings.

DERIVATIVE INSTRUMENTS: In order to limit our exposure to certain market risks, we may enter into various risk management contracts, such as swaps, options, futures, and forward contracts. These contracts, used primarily to manage our exposure to changes in interest rates and commodity prices, are entered into for purposes other than trading. We enter into these contracts using established policies and procedures, under the direction of both:

     - an executive oversight committee consisting of senior management representatives, and

     -    a risk committee consisting of business unit managers.

The contracts we use to manage market risks may qualify as derivative instruments that are subject to derivative and hedge accounting under SFAS No.
133. If a contract is a derivative, it is recorded on the balance sheet at its fair value. We then adjust the resulting asset or liability each quarter to reflect any

                                                        Consumers Energy Company

change in the market value of the contract, a practice known as marking the contract to market. From time to time, we enter into cash flow hedges. If a derivative qualifies for cash flow hedge accounting treatment, the changes in fair value (gains or losses) are reported in accumulated other comprehensive income; otherwise, the changes are reported in earnings.

For a derivative instrument to qualify for cash flow hedge accounting:

     - the relationship between the derivative instrument and the forecasted transaction being hedged must be formally documented at inception,

     - the derivative instrument must be highly effective in offsetting the hedged transaction's cash flows, and

     -    the forecasted transaction being hedged must be probable.

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

To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third-party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. The cash returns we actually realize on these contracts may vary, either positively or negatively, from the results that we estimate using these models. As part of valuing our derivatives at market, we maintain reserves, if necessary, for credit risks arising from the financial condition of our counterparties.

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

                                                        Consumers Energy Company

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

Derivative accounting is required for certain contracts used to limit our exposure to commodity price risk. The following table summarizes our derivative instruments:

                                                                                      In Millions
                                           ------------------------------------------------------
                                               September 30, 2006           December 31, 2005
                                           -------------------------   --------------------------
                                                   Fair   Unrealized           Fair    Unrealized
Derivative Instruments                     Cost   Value      Gain      Cost   Value   Gain (Loss)
----------------------                     ----   -----   ----------   ----   -----   -----------
Gas supply option contracts                 $ -    $ -        $ -       $ 1   $ (1)      $ (2)
FTRs                                          -      -          -         -      1          1
Derivative contracts associated with the
MCV Partnership:
   Long-term gas contracts (a)                -     43         43         -    205        205
   Gas futures, options, and swaps (a)        -     66         66         -    223        223

(a) The fair value of the MCV Partnership's long-term gas contracts and gas futures, options, and swaps has decreased significantly from December 31, 2005 partly due to a decrease in natural gas prices since that time. The decrease is also the result of the normal reversal of such derivative assets. As gas has been purchased under the long-term gas contracts and the gas futures, options, and swap contracts have been settled, the fair value of the contracts has decreased.

We record the fair value of our derivative contracts in Derivative instruments, Other assets, or Other liabilities on our Consolidated Balance Sheets.

GAS SUPPLY OPTION CONTRACTS: Our gas utility business uses fixed-priced weather-based gas supply call options and fixed-priced gas supply call and put options to meet our regulatory obligation to provide gas to our customers at a reasonable and prudent cost. As part of regulatory accounting, the mark-to-market gains and losses associated with these options are reported directly in earnings as part of Other income, and then immediately reversed out of earnings and recorded on the balance sheet as a regulatory asset or liability.

FTRS: With the creation of the Midwest Energy Market, FTRs were established. FTRs are financial instruments that manage price risk related to electricity transmission congestion. An FTR entitles its holder to receive compensation (or, conversely, to remit payment) for congestion-related transmission charges. As part of regulatory accounting, the mark-to-market gains and losses associated with these instruments are reported directly in earnings as part of Other income, and then immediately reversed out of earnings and recorded on the balance sheet as a regulatory asset or liability.

DERIVATIVE CONTRACTS ASSOCIATED WITH THE MCV PARTNERSHIP: Long-term gas contracts: The MCV Partnership uses long-term gas contracts to purchase and manage the cost of the natural gas it needs to generate electricity and steam. The MCV Partnership believes that certain of these contracts qualify as normal purchases under SFAS No. 133. Accordingly, we have not recognized these contracts at fair

                                                        Consumers Energy Company

value on our Consolidated Balance Sheets at September 30, 2006.

The MCV Partnership also holds certain long-term gas contracts that do not qualify as normal purchases because these contracts contain volume optionality or because the gas will not be used to generate electricity or steam. Accordingly, all of these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter.

For the nine months ended September 30, 2006, we recorded a $161 million loss, before considering tax effects and minority interest, associated with the decrease in fair value of these long-term gas contracts. This loss is included in the total Fuel costs mark-to-market at the MCV Partnership on our Consolidated Statements of Income (Loss). Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on these contracts, since gains and losses will be recorded each quarter. We will continue to record these gains and losses in our consolidated financial statements until we close the sale of our interest in the MCV Partnership.

We have recorded derivative assets totaling $43 million associated with the fair value of long-term gas contracts on our Consolidated Balance Sheets at September 30, 2006. The MCV Partnership expects almost all of these assets, which represent cumulative net mark-to-market gains, to reverse as losses through earnings during 2007 and 2008 as the gas is purchased, with the remainder reversing between 2009 and 2011. As the MCV Partnership recognizes future losses from the reversal of these derivative assets, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share, but only until we close the sale of our interest in the MCV Partnership.

These long-term gas contracts will be sold in conjunction with the sale of our interest in the MCV Partnership. At the date we close the sale, we will record any additional mark-to-market gains or losses associated with these contracts in earnings. After the closing, we will no longer record the fair value of these long-term gas contracts on our Consolidated Balance Sheets and will not be required to recognize gains or losses related to changes in the fair value of these contracts on our Consolidated Statements of Income (Loss).

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

At September 30, 2006, the MCV Partnership held natural gas futures, options, and swaps. We have recorded a net derivative asset amount of $66 million on our Consolidated Balance Sheets at September 30, 2006 associated with the fair value of these contracts. Certain of the futures and swaps qualify for cash flow hedge accounting and we record our proportionate share of their mark-to-market gains and losses in Accumulated other comprehensive income. The remaining contracts are not cash flow hedges and their mark-to-market gains and losses are recorded to earnings.

Those contracts that qualify as cash flow hedges represent assets of $79 million of the net $66 million derivative assets recorded on our Consolidated Balance Sheets. We have recorded a cumulative net gain of $25 million, net of tax and minority interest, in Accumulated other comprehensive income at September 30, 2006, representing our proportionate share of mark-to-market gains and losses from

                                                        Consumers Energy Company

these contracts. If we have not closed the sale of our interest in the MCV Partnership within the next 12 months, we can expect to reclassify $11 million of this balance, net of tax and minority interest, as an increase to earnings as the contracts settle, offsetting the costs of gas purchases. There was no ineffectiveness associated with any of these cash flow hedges.

The remaining futures, options, and swap contracts, representing derivative liabilities of $13 million, do not qualify as cash flow hedges and we record any changes in their fair value in earnings each quarter. The MCV Partnership expects these derivative liabilities, which represent cumulative net mark-to-market losses, to be realized during 2006 and 2007 as the contracts settle.

For the nine months ended September 30, 2006, we recorded a $65 million loss, before considering tax effects and minority interest, associated with the decrease in fair value of these instruments. This loss is included in the total Fuel costs mark-to-market at the MCV Partnership on our Consolidated Statements of Income (Loss). Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on these contracts, since gains and losses will be recorded each quarter. We will continue to record these gains and losses in our consolidated financial statements until we close the sale of our interest in the MCV Partnership.

In conjunction with the sale of our interest in the MCV Partnership, these futures, options, and swaps will be sold. At the date we close the sale, we will record any additional mark-to-market gains or losses associated with these contracts in Accumulated other comprehensive income or earnings, accordingly. Then, for those futures and swaps that qualify as cash flow hedges, the related balance of net cumulative gains recorded in Accumulated other comprehensive income will be reclassified and recognized in earnings. After the closing, we will no longer record the fair value of these contracts on our Consolidated Balance Sheets and will not be required to recognize gains or losses related to changes in the fair value of these contracts on our Consolidated Statements of Income (Loss).

Any changes in the fair value of the long-term gas contracts or these futures, options, and swaps recognized before the closing will not affect the sale price of our interest in the MCV Partnership. For additional details on the sale of our interest in the MCV Partnership, see Note 2, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

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

The MCV Partnership enters into contracts primarily with companies in the electric and gas industry. This industry concentration may have an impact on our exposure to credit risk, either positively or negatively, based on how these counterparties are affected by similar changes in economic conditions, the weather, or other conditions. The MCV Partnership typically uses industry-standard agreements that allow for netting positive and negative exposures associated with the same counterparty, thereby reducing exposure. These contracts also typically provide for the parties to demand adequate assurance of future performance when there are reasonable grounds for doing so.

The following table illustrates our exposure to potential losses at September 30, 2006, if each counterparty within this industry concentration failed to perform its contractual obligations. This table includes contracts accounted for as financial instruments. It does not include trade accounts receivable,

                                                        Consumers Energy Company

derivative contracts that qualify for the normal purchases and sales exception under SFAS No. 133, or other contracts that are not accounted for as derivatives.

                                                                                      In Millions
                  -------------------------------------------------------------------------------
                                                            Net Exposure from   Net Exposure from
                  Exposure Before   Collateral      Net      Investment Grade    Investment Grade
                   Collateral (a)    Held (b)    Exposure       Companies         Companies (%)
                  ---------------   ----------   --------   -----------------   -----------------
MCV Partnership         $120            $36         $84            $84                 100

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

     -    a non-contributory, defined benefit Pension Plan,

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

Effective January 11, 2006, the MPSC electric rate order authorized us to include $33 million of electric pension expense in our electric rates. Due to the volatility of these particular costs, the order also established a pension equalization mechanism to track actual costs. If actual pension expenses are greater than the $33 million included in electric rates, the difference will be recognized as a regulatory asset for future recovery from customers. If actual pension expenses are less than the $33 million included in electric rates, the difference will be recognized as a regulatory liability, and refunded to our customers. The difference between pension expense allowed in our electric rates and pension expense under SFAS No. 87 resulted in a net reduction in pension expense of $3 million for the three months ended September 30, 2006 and $8 million for the nine months ended September 30, 2006. We have established a corresponding regulatory asset of $8 million.

OPEB: Effective January 11, 2006, the MPSC electric rate order authorized us to include $28 million of electric OPEB expense in our electric rates. Due to the volatility of these particular costs, the order also established an OPEB equalization mechanism to track actual costs. If actual OPEB expenses are greater than the $28 million included in electric rates, the difference will be recognized as a regulatory

                                                        Consumers Energy Company

asset for future recovery from our customers. If actual OPEB expenses are less than the $28 million included in electric rates, the difference will be recognized as a regulatory liability, and refunded to our customers. The difference between OPEB expense allowed in our electric rates and OPEB expense under SFAS No. 106 resulted in a net reduction in OPEB expense of less than $1 million for the three months ended September 30, 2006 and $1 million for the nine months ended September 30, 2006. We have established a corresponding regulatory asset of $1 million.

Costs: The following table recaps the costs incurred in our retirement benefits plans:

                                                                           In Millions
                                                --------------------------------------
                                                                Pension
                                                --------------------------------------
                                                Three Months Ended   Nine Months Ended
                                                ------------------   -----------------
September 30                                        2006   2005         2006   2005
------------                                        ----   ----         ----   ----
Service cost                                        $ 12   $  9         $ 35   $ 32
Interest cost                                         20     15           59     60
Expected return on plan assets                       (20)   (17)         (60)   (75)
Amortization of:
   Net loss                                           10     11           30     25
   Prior service cost                                  1      1            5      4
                                                    ----   ----         ----   ----
Net periodic cost                                     23     19           69     46
Regulatory adjustment                                 (3)     -           (8)     -
                                                    ----   ----         ----   ----
Net periodic cost after regulatory adjustment       $ 20   $ 19         $ 61   $ 46
                                                    ====   ====         ====   ====

                                                                           In Millions
                                                --------------------------------------
                                                                 OPEB
                                                --------------------------------------
                                                Three Months Ended   Nine Months Ended
                                                ------------------   -----------------
September 30                                        2006   2005         2006   2005
------------                                        ----   ----         ----   ----
Service cost                                        $  6   $  7         $ 18   $ 17
Interest cost                                         15     15           47     45
Expected return on plan assets                       (14)   (14)         (43)   (40)
Amortization of:
   Net loss                                            5      5           15     15
   Prior service cost                                 (3)    (3)          (8)    (7)
                                                    ----   ----         ----   ----
Net periodic cost                                      9     10           29     30
Regulatory adjustment                                  -      -           (1)     -
                                                    ----   ----         ----   ----
Net periodic cost after regulatory adjustment       $  9   $ 10         $ 28   $ 30
                                                    ====   ====         ====   ====

SERP: On April 1, 2006, we implemented a Defined Contribution Supplemental Executive Retirement Plan (DC SERP) and froze further new participation in the defined benefit SERP. The DC SERP provides promoted and newly hired participants benefits ranging from 5 to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. Our contributions to the plan, if any, will be placed in a grantor trust. For the nine months ended September 30, 2006, no contributions were made to the plan.

MCV: The MCV Partnership sponsors defined cost postretirement health care plans that cover all full-time employees, except key management. Participants in the postretirement health care plans become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The MCV Partnership's net periodic postretirement health care cost for the three months and nine months ended

                                                        Consumers Energy Company

September 30, 2006 and 2005 was less than $1 million.

SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158. This standard will require us to recognize the funded status of our defined benefit postretirement plans on our balance sheets at December 31, 2006. SFAS No. 158 will require us to recognize changes in the funded status of our plans in the year in which the changes occur. Upon implementation of this standard, we expect to record an additional postretirement benefit liability of approximately $617 million and a regulatory asset of $612 million. We expect a reduction of $3 million to other comprehensive income, after tax. Regulatory asset treatment is consistent with past MPSC and FERC guidance. This standard also requires that we change our plan measurement date from November 30 to December 31, effective December 31, 2008. We do not believe that implementation of this provision of the standard would have a material effect on our financial statements.

6: ASSET RETIREMENT OBLIGATIONS

SFAS NO. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS": This standard requires companies to record the fair value of the cost to remove assets at the end of their useful life, if there is a legal obligation to remove them. We have legal obligations to remove some of our assets, including our nuclear plants, at the end of their useful lives.

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

FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT
OBLIGATIONS: This Interpretation clarified the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event. We determined that abatement of asbestos included in our plant investments qualifies as a conditional ARO, as defined by FASB Interpretation No. 47.

                                                        Consumers Energy Company

The following tables describe our assets that have legal obligations to be removed at the end of their useful life:

September 30, 2006                                                                        In Millions
-----------------------------------------------------------------------------------------------------
                                            In Service                                          Trust
ARO Description                                Date                Long Lived Assets             Fund
---------------                             ----------   ------------------------------------   -----
Palisades - decommission plant site               1972   Palisades nuclear plant                 $576
Big Rock - decommission plant site                1962   Big Rock nuclear plant                     6
JHCampbell intake/discharge water line            1980   Plant intake/discharge water line          -
Closure of coal ash disposal areas             Various   Generating plants coal ash areas           -
Closure of wells at gas storage fields         Various   Gas storage fields                         -
Indoor gas services equipment relocations      Various   Gas meters located inside structures       -
Asbestos abatement                                1973   Electric and gas utility plant             -

                                                                                             In Millions
--------------------------------------------------------------------------------------------------------
                                     ARO                                                          ARO
                                  Liability                                        Cash flow   Liability
ARO Description                    12/31/05   Incurred   Settled (a)   Accretion   Revisions    9/30/06
---------------                   ---------   --------   -----------   ---------   ---------   ---------
Palisades - decommission             $375        $ -        $  -          $19         $ -         $394
Big Rock - decommission                27          -         (22)           3           -            8
JHCampbell intake line                  -          -           -            -           -            -
Coal ash disposal areas                54          -          (2)           4           -           56
Wells at gas storage fields             1          -           -            -           -            1
Indoor gas services relocations         1          -           -            -           -            1
Asbestos abatement                     36          -          (2)           1           -           35
                                     ----        ---        ----          ---         ---         ----
  Total                              $494        $ -        $(26)         $27         $ -         $495
                                     ====        ===        ====          ===         ===         ====

(a) These cash payments are included in the Other current and non-current liabilities line in Net cash provided by operating activities on our Consolidated Statements of Cash Flows. Cash payments for the nine months ended September 30, 2005 were $36 million.

In October 2004, the MPSC initiated a generic proceeding to review SFAS No. 143, FERC Order No. 631, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations, and related accounting and ratemaking issues for MPSC-jurisdictional electric and gas utilities. In December 2005, the ALJ issued a Proposal for Decision recommending that the MPSC dismiss the proceeding. In March 2006, the MPSC remanded the case to the ALJ for findings and recommendations. In August 2006, the ALJ issued a second Proposal for Decision that included recommendations that the MPSC:

     - adopt SFAS No. 143 and FERC Order No. 631 for accounting purposes but not for ratemaking purposes,

     -    consider adopting standardized retirement units for certain accounts,

     -    consider revising the method of determining cost of removal, and

                                                        Consumers Energy Company

     - withhold approving blanket regulatory asset and regulatory liability accounting treatment related to AROs, stating that modifications to the MPSC's Uniform System of Accounts should precede any such accounting approval.

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

All grants awarded under the Plan for the nine months ended September 30, 2006 and in 2005 were in the form of restricted stock. Restricted stock awards are outstanding shares to which the recipient has full voting and dividend rights and vest 100 percent after three years of continued employment. Restricted stock awards granted to officers in 2006, 2005, and 2004 are also subject to the achievement of specified levels of total shareholder return, including a comparison to a peer group of companies. All restricted stock awards are subject to forfeiture if employment terminates before vesting. However, if certain minimum service requirements are met, restricted shares may continue to vest upon retirement or disability and vest fully if control of CMS Energy changes, as defined by the Plan. In April 2006, the Plan was amended to allow awards not subject to achievement of total shareholder return to vest fully upon retirement, subject to the participant not accepting employment with a direct competitor. This modification did not have a material impact on the consolidated financial statements.

The Plan also allows for the following types of awards:

     -    stock options,

     -    stock appreciation rights,

     -    phantom shares, and

     -    performance units.

For the nine months ended September 30, 2006 and for the year ended 2005, we did not grant any of these types of awards.

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

Shares awarded or subject to stock options, phantom shares, and performance units may not exceed 6 million shares from June 2004 through May 2009, nor may such awards to any participant exceed 250,000 shares in any fiscal year. We may issue awards of up to 4,378,300 shares of common stock under the Plan at September 30, 2006. Shares for which payment or exercise is in cash, as well as shares or stock options that are forfeited, may be awarded or granted again under the Plan.

                                                        Consumers Energy Company

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

We elected to adopt the modified prospective method of recognition provisions of this Statement instead of retrospective restatement. The modified prospective method applies the recognition provisions to all awards granted or modified after the adoption date of this Statement. We adopted the fair value method of accounting for share-based awards effective December 2002. Therefore, SFAS No. 123(R) did not have a significant impact on our results of operations when it became effective.

The SEC issued SAB No. 107 to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Also, the SEC issued SAB No. 107 to provide the staff's view regarding the valuation of share-based payments, including assumptions such as expected volatility and expected terms. We applied the additional guidance provided by SAB No. 107 upon implementation of SFAS No. 123(R) with no impact on our consolidated results of operations.

The following table summarizes restricted stock activity under the Plan:

                                                     Weighted-Average Grant
Restricted Stock                  Number of Shares       Date Fair Value
----------------                  ----------------   ----------------------
Nonvested at December 31, 2005       1,154,316               $10.87
   Granted                             456,880               $13.83
   Vested                             (168,246)              $ 7.20
   Forfeited                           (13,913)              $11.07
                                     ---------               ------
Nonvested at September 30, 2006      1,429,037               $12.24
                                     =========               ======

The total fair value of shares vested was $2 million for the nine months ended September 30, 2006 and September 30, 2005.

We calculate the fair value of restricted shares granted based on the price of our common stock on the grant date and expense the fair value over the required service period. Total compensation cost recognized in income related to restricted stock was $5 million for the nine months ended September 30, 2006 and $2 million for the nine months ended September 30, 2005. The total related income tax benefit recognized in income was $2 million for the nine months ended September 30, 2006 and $1 million for the nine months ended September 30, 2005. At September 30, 2006, there was $10 million of total unrecognized compensation cost related to restricted stock. We expect to recognize this cost over a weighted-average period of 1.7 years.

                                                        Consumers Energy Company

The following table summarizes stock option activity under the Plan:

                                                                   Weighted-
                                        Options       Weighted-     Average       Aggregate
                                      Outstanding,     Average     Remaining      Intrinsic
                                     Fully Vested,     Exercise   Contractual       Value
Stock Options                       and Exercisable     Price         Term      (In Millions)
-------------                       ---------------   ---------   -----------   -------------
Outstanding at December 31, 2005       1,714,787        $18.13     5.9 years         $(6)
   Granted                                     -             -
   Exercised                             (14,000)         6.35
   Cancelled or Expired                  (41,108)        29.38
                                       ---------        ------     ---------         ---
Outstanding at September 30, 2006      1,659,679        $17.95     5.2 years         $(6)
                                       =========        ======     =========         ===

Stock options give the holder the right to purchase common stock at a price equal to the fair value of our common stock on the grant date. Stock options are exercisable upon grant, and expire up to 10 years and one month from the grant date. We issue new shares when participants exercise stock options. The total intrinsic value of stock options exercised was less than $1 million for the nine months ended September 30, 2006 and $1 million for the nine months ended September 30, 2005. Cash received from exercise of these stock options was less than $1 million for the nine months ended September 30, 2006 and $1 million for the nine months ended September 30, 2005. Since we have utilized tax loss carryforwards, we were not able to realize the excess tax benefits upon exercise of stock options. Therefore, we did not recognize the related excess tax benefits in equity.

                                                        Consumers Energy Company

8: REPORTABLE SEGMENTS

Our reportable segments are strategic business units organized and managed by the nature of the products and services each provides. We evaluate performance based upon the net income of each segment. We operate principally in two segments: electric utility and gas utility.

The following table shows our financial information by reportable segment:

                                                                                     In Millions
                                                          --------------------------------------
                                                          Three Months Ended   Nine Months Ended
                                                          ------------------   -----------------
September 30                                                2006     2005        2006     2005
------------                                               ------   ------      ------   ------
Operating Revenue
   Electric                                                $  976   $  794      $2,496   $2,071
   Gas                                                        201      219       1,576    1,566
   Other                                                       14       12          39       36
                                                           ------   ------      ------   ------
Total Operating Revenue                                    $1,191   $1,025      $4,111   $3,673
                                                           ======   ======      ======   ======
Net Income (Loss) Available to Common Stockholder
   Electric                                                $   93   $   62      $  159   $  141
   Gas                                                        (20)     (16)         14       39
   Other                                                       26     (322)        (29)    (267)
                                                           ------   ------      ------   ------
Total Net Income (Loss) Available to Common Stockholder    $   99   $ (276)     $  144   $  (87)
                                                           ======   ======      ======   ======

                                                                     In Millions
                                          --------------------------------------
                                          September 30, 2006   December 31, 2005
                                          ------------------   -----------------
Assets
   Electric (a)                                 $ 7,893             $ 7,743
   Gas (a)                                        3,835               3,600
   Other                                            989               1,814
                                                -------             -------
Total Assets                                    $12,717             $13,157
                                                =======             =======

(a) Amounts include a portion of our other common assets attributable to both the electric and gas utility businesses.

                                                        Consumers Energy Company

                      (This page intentionally left blank)

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

ITEM 4. CONTROLS AND PROCEDURES

CMS ENERGY

Disclosure Controls and Procedures: CMS Energy's management, with the participation of its CEO and CFO, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, CMS Energy's CEO and CFO have concluded that, due to the fact that the material weakness in CMS Energy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in its 2005 Form 10-K/A, has not had adequate testing to confirm evidence of remediation, its disclosure controls and procedures were not effective at September 30, 2006.

Management continues to validate the remedial actions it has taken to correct the income tax-related material weakness identified in CMS Energy's 2005 Form 10-K/A. Management believes it has implemented the necessary processes and procedures to overcome the material weakness relating to income taxes; however, these processes and procedures, and correlating controls, have not been in place for an adequate period of time to conclude that the material weakness has been remediated at September 30, 2006. Management will continue to monitor and test the continuous effectiveness of these controls and procedures and make appropriate modifications, as necessary.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's Form 10-K/A Amendment No. 1 and Consumers' Form 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006. Reference is also made to the CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, in particular, Note 3, Contingencies, for CMS Energy and Note 2, Contingencies, for Consumers, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

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

GAS INDEX PRICE REPORTING LITIGATION

CMS MST and CMS Field Services (which was sold to Cantera Natural Gas, LLC and for which CMS Energy has indemnification obligations) were defendants in a consolidated class action lawsuit filed in the United States District Court for the Southern District of New York. Cornerstone Propane Partners, L.P. filed the original complaint in August 2003 as a putative class action and it was later consolidated with two similar complaints filed by other plaintiffs. The amended consolidated complaint, filed in January 2004, alleged that false natural gas price reporting by the defendants manipulated the prices of NYMEX natural gas futures and options. The complaint contained two counts under the Commodity Exchange Act, one for manipulation and one for aiding and abetting violations. On May 24, 2006, the judge entered a Final Judgment and Order of Dismissal approving settlements between plaintiffs and various defendants, including CMS MST and CMS Field Services. The settlement agreement required a $6.975 million cash payment that CMS MST was responsible to pay. The payment was made into a settlement fund that will be used to pay the class members as well as any legal fees awarded to plaintiffs' attorneys. CMS Energy had established a reserve for this amount in the fourth quarter of 2005.

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

In February 2005, these 15 separate actions, as well as nine other similar actions that were filed in California state court but do not name CMS Energy or any of its former or current subsidiaries, were ordered coordinated with pending coordinated proceedings in the San Diego Superior Court. The 24 state court complaints involving price reporting were coordinated as Natural Gas Antitrust Cases V. Plaintiffs in Natural Gas Antitrust Cases V were ordered to file a consolidated complaint, but a consolidated complaint was filed only for the two putative class action lawsuits. Pursuant to a ruling dated August 23, 2006, CMS Energy, Cantera Gas Company and Cantera Natural Gas, LLC were dismissed as defendants in the master class action and the thirteen non-class actions, due to lack of personal jurisdiction. CMS MST remains a defendant in all of these actions. In September 2006, CMS MST reached an agreement in principle to settle the master class action for $7 million. The settlement is contingent upon a settlement agreement being signed and the settlement being approved by the court. The settlement payment is not due until after the court has entered an order granting preliminary approval of the settlement, a process that may take several months to complete.

Samuel D. Leggett, et al v. Duke Energy Corporation, et al, a class action complaint brought on behalf of retail and business purchasers of natural gas in Tennessee, was filed in the Chancery Court of Fayette County, Tennessee in January 2005. The complaint contains claims for violations of the Tennessee Trade Practices Act based upon allegations of false reporting of price information by defendants to publications that compile and publish indices of natural gas prices for various natural gas hubs. The complaint seeks statutory full consideration damages and attorneys fees and injunctive relief regulating defendants' future conduct. The defendants include CMS Energy, CMS MST and CMS Field Services. On August 10, 2005, certain defendants, including CMS MST, filed a motion to dismiss and CMS Energy and CMS Field Services filed a motion to dismiss for lack of personal jurisdiction. Defendants attempted to remove the case to federal court, but it was remanded to state court by a federal judge. Plaintiffs have opposed the motions to dismiss and they remain pending.

J.P. Morgan Trust Company, in its capacity as Trustee of the FLI Liquidating Trust, filed an action in Kansas state court in August 2005 against a number of energy companies, including CMS Energy, CMS MST and CMS Field Services. The complaint alleges various claims under the Kansas Restraint of Trade Act relating to reporting false natural gas trade information to publications that report trade information. Plaintiff is seeking statutory full consideration damages for its purchases of natural gas between January 1, 2000 and December 31, 2001. The case was removed to the United States District Court for the District of Kansas on September 8, 2005 and transferred to the MDL proceeding on October 13, 2005. A motion to remand the case back to Kansas state court was denied on April 21, 2006.

On November 20, 2005, CMS MST was served with a summons and complaint which named CMS Energy, CMS MST and CMS Field Services as defendants in a new putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al. Similar to the other actions that have been filed, the complaint alleges that during the putative class period, January 1, 2000 through October 31, 2002, defendants engaged in a scheme to violate the Kansas Restraint of Trade Act by knowingly reporting false or inaccurate information to the publications, thereby affecting the market price of natural gas. Plaintiffs, who allege they purchased natural gas from defendants and others for their facilities, are seeking statutory full consideration damages consisting of the full consideration paid by plaintiffs for natural gas. On December 7, 2005, the case was removed to the United States District Court for the District of Kansas and later that month a motion was filed to transfer the case to the MDL proceeding. On January 6, 2006, plaintiffs filed a motion to remand the case to Kansas state court. On January 23, 2006, a conditional transfer order transferring the case to the MDL proceeding was issued. On February 7, 2006, plaintiffs filed an opposition to the conditional transfer order. The court issued an order dated August 3, 2006 denying the motion to remand the case to Kansas state court.

Breckenridge Brewery of Colorado, LLC and BBD Acquisition Co. v. Oneok, Inc., et al., a class action complaint brought on behalf of retail direct purchasers of natural gas in Colorado, was filed in Colorado state court in May 2006. Defendants, including CMS Energy, CMS Field Services, and CMS MST are alleged to have violated the Colorado Antitrust Act of 1992 in connection with their natural gas price reporting activities. Plaintiffs are seeking full refund damages. The case was removed to the United States District Court for the District of Colorado on June 12, 2006 and a conditional transfer order transferring the case to the MDL proceeding was entered on June 27, 2006. Plaintiffs are seeking to have the case remanded back to Colorado state court.

On October 30, 2006, CMS Energy and CMS MST were each served with a summons and complaint which named CMS Energy, CMS MST and CMS Field Services as defendants in an action filed in Missouri state court, titled Missouri Public Service Commission v. Oneok Inc. The Missouri Public Service Commission purportedly is acting as an assignee of six local distribution companies, and it alleges that from at least January 2000 through at least October 2002, defendants knowingly reported false natural gas prices to publications that compile and publish indices of natural gas prices, and engaged in wash sales. The complaint contains claims for violation of the Missouri Anti-Trust Law, fraud and unjust enrichment.

CMS Energy and the other CMS defendants will defend themselves vigorously against all of these matters but cannot predict their outcome.

CMS ENERGY AND CONSUMERS

SECURITIES CLASS ACTION LAWSUITS

Beginning on May 17, 2002, a number of complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The cases were consolidated into a single lawsuit, which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. The court issued an opinion and order dated March 24, 2006, granting in part and denying in part plaintiffs' amended motion for class certification. The court conditionally certified a class consisting of "[a]ll persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby." The court excluded purchasers of CMS Energy's 8.75 percent Adjustable Convertible Trust Securities ("ACTS") from the class. Trial has been scheduled for March 2007. In response to the court's opinion and order excluding purchasers of ACTS from the shareholder class, a new class action lawsuit was filed on behalf of ACTS purchasers. The new lawsuit names the same defendants as the shareholder action and contains essentially the same allegations and class period. CMS Energy and the individual defendants will defend themselves vigorously in this litigation but cannot predict its outcome.

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

ITEM 1A. RISK FACTORS

Other than discussed below, there have been no material changes to the Risk Factors as previously disclosed in CMS Energy's Form 10-K/A Amendment No. 1 and Consumers' Form 10-K for the year ended December 31, 2005 and CMS Energy's and Consumers' Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

RISKS RELATED TO CMS ENERGY

     CMS ENERGY'S NATURAL GAS PIPELINE AND ELECTRIC GENERATION PROJECT LOCATED IN ARGENTINA AND CHILE MAY BE NEGATIVELY IMPACTED BY ARGENTINE GOVERNMENTAL RESTRICTIONS PLACED ON NATURAL GAS EXPORTS TO CHILE AND THE EFFECTS OF THESE RESTRICTIONS ON THE PROJECT'S CONTRACTS FOR THE SALE OF POWER.

     On March 24, 2004, the Argentine government authorized the restriction of exports of natural gas to Chile, giving priority to domestic demand in Argentina. This restriction has had a detrimental effect on GasAtacama's earnings since GasAtacama's gas-fired electric generating plant is located in Chile and uses Argentine gas for fuel. From April through December 2004, Bolivia agreed to export 4 million cubic meters of gas per day to Argentina, which allowed Argentina to minimize its curtailments to Chile. Argentina and Bolivia extended the term of that agreement through December 31, 2006. With the Bolivian gas supply, Argentina relaxed its export restrictions to GasAtacama, allowing GasAtacama to receive approximately 50 percent of its contracted gas quantities at its electric generating plant.

     On May 1, 2006, the Bolivian government announced its intention to nationalize the natural gas industry and raise prices under its existing gas export contracts. Since May, gas flow from Bolivia has been restricted as Argentina and Bolivia have been renegotiating the price for gas. Simultaneously, gas supply to GasAtacama has been further curtailed. In July 2006, Argentina agreed to increase the price it pays for gas from Bolivia through the term of the existing contract, December 31, 2006. Concurrently, Argentina announced that it would recover all of this price increase by a special tax on its gas exports. The decision of Argentina to increase the cost of its gas exports, in addition to maintaining the current curtailment scheme, increased the risk and cost of GasAtacama's fuel supply.

     In August 2006, GasAtacama was notified by one of its major gas suppliers that they would no longer deliver gas to GasAtacama under the Argentine government's current policy. This situation indicated GasAtacama's operations would be adversely affected. In conjunction with the preparation of its consolidated financial statements for the quarter ended September 30, 2006, CMS Energy performed an impairment analysis, which concluded that the fair value of its investment was lower than the carrying amount and that this decline was other than temporary. CMS Energy recognized an impairment charge of $239 million on its Consolidated Statements of Income (Loss). As a result, CMS Energy's net income was reduced by $169 million after considering tax effects and minority interest. At September 30, 2006, the carrying value of CMS Energy's investment in GasAtacama was $122 million. This remaining value continues to be exposed to the threat of a complete gas curtailment by Argentina and the inability of GasAtacama to pass through the increased costs associated with such a curtailment to its regulated customers. Therefore, if conditions do not improve, the result could be a further impairment of CMS Energy's investment in GasAtacama.

RISKS RELATED TO CMS ENERGY AND CONSUMERS

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

     Under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Historically high natural gas prices have caused the MCV Partnership to reevaluate the economics of operating the MCV Facility and to record an impairment charge in 2005. If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its obligations under the sale and leaseback transactions and other contracts.

     Further, the cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate cash underrecoveries of capacity and fixed energy payments of $56 million in 2006 and $39 million in 2007. However, Consumers' direct savings from the RCP, after allocating a portion to customers, are used to offset a portion of our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The effect of any such action would be to reduce cash flow to the MCV Partnership, which could have an adverse effect on the MCV Partnership's financial performance, and eliminate our underrecoveries of capacity and fixed energy payments.

     The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out provision after September 15, 2007. We believe that the provision is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out provision, the MCV Partnership has the right to terminate the MCV PPA, which could affect our reserve margin. In addition, the MPSC's future actions on the capacity and fixed energy payments after September 15, 2007 may further affect negatively the financial performance of the MCV Partnership, if such action resulted in us claiming additional relief under the regulatory out provision. We anticipate that the exercise of the regulatory out provision and the likely consequences of such action will be reviewed by the MPSC in 2007. Some parties have suggested that in the event that the MCV Partnership ceases performance under the MCV PPA, prior orders could limit our recovery of replacement power costs to the amounts that the MSPC authorized for recovery under the MCV PPA. We cannot predict the outcome of any future disputes concerning these issues.

     In January 2005, we implemented the RCP. The underlying agreement for the RCP between Consumers and the MCV Partnership extends through the term of the MCV PPA. However, either party may terminate that agreement under certain conditions. In February 2005, a group of intervenors in the RCP case filed for rehearing of the MPSC order approving the RCP, which the MPSC denied in October 2006. The Attorney General also filed an appeal with the Michigan Court of Appeals. We cannot predict the outcome of these matters.

     CMS Energy and Consumers cannot estimate, at this time, the impact of these issues on their future earnings or cash flow from its interest in the MCV Partnership. It is not presently possible to predict the future price of natural gas, or the actions of the MPSC in 2007 or later. For these reasons, at this time CMS Energy and Consumers cannot predict the impact of these issues on their future earnings or cash flows or on the value of its equity interest in the MCV Partnership and its lessor interest in the FMLP.

     In July 2006, we reached an agreement to sell 100 percent of the stock of CMS Midland, Inc. and CMS Midland Holdings Company to an affiliate of GSO Capital Partners and Rockland Capital Energy Investments for $60.5 million. These Consumers' subsidiaries hold our interest in the MCV Partnership and the FMLP. We are targeting to close on the sale by the end of 2006. The sale will result in reduced exposure to sustained high natural gas prices.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

A shareholder who wishes to submit a proposal for consideration at the CMS Energy 2007 Annual Meeting pursuant to the applicable rules of the SEC must send the proposal to reach CMS Energy's Corporate Secretary on or before December 15, 2006. In any event, if CMS Energy has not received written notice of any matter to be proposed at that meeting by February 28, 2007, the holders of proxies may use their discretionary voting authority on such matter. The proposals should be addressed to: Corporate Secretary, CMS Energy Corporation, One Energy Plaza, Jackson, MI 49201.

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

                                        CMS ENERGY CORPORATION
                                        (Registrant)


Dated: November 2, 2006                 By: /s/ Thomas J. Webb
                                            ------------------------------------
                                            Thomas J. Webb
                                            Executive Vice President and
                                            Chief Financial Officer


                                        CONSUMERS ENERGY COMPANY
                                        (Registrant)


Dated: November 2, 2006                 By: /s/ Thomas J. Webb
                                            ------------------------------------
                                            Thomas J. Webb
                                            Executive Vice President and
                                            Chief Financial Officer

                        CMS ENERGY AND CONSUMERS EXHIBITS

EXHIBIT
 NUMBER   DESCRIPTION
-------   -----------
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