Form 10-Q
period 2008-06-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2008-08-05
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission	Registrant; State of Incorporation;	IRS Employer
File Number	Address; and Telephone Number	Identification No.

1-9513	CMS ENERGY CORPORATION	38-2726431
(A Michigan Corporation)
One Energy Plaza, Jackson, Michigan 49201
(517) 788-0550

1-5611	CONSUMERS ENERGY COMPANY	38-0442310
(A Michigan Corporation)
One Energy Plaza, Jackson, Michigan 49201
(517) 788-0550
Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
CMS Energy Corporation:

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Consumers Energy Company:

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☑	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
CMS Energy Corporation: Yes ☐     No ☑     Consumers Energy Company: Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 31, 2008:

CMS Energy Corporation:
CMS Energy Common Stock, $.01 par value	225,504,661
Consumers Energy Company, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly reports on Form 10-Q to the
United States Securities and Exchange Commission
for the Quarter Ended June 30, 2008
This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information in this combined Form 10-Q relating to each individual registrant is filed by such registrant on its own behalf. Consumers Energy Company makes no representation regarding information relating to any other companies affiliated with CMS Energy Corporation other than its own subsidiaries. None of CMS Energy Corporation, CMS Enterprises Company nor any of CMS Energy Corporation’s other subsidiaries (other than Consumers Energy Company) has any obligation in respect of Consumers Energy Company’s debt securities and holders of such securities should not consider the financial resources or results of operations of CMS Energy Corporation, CMS Enterprises Company nor any of CMS Energy Corporation’s subsidiaries (other than Consumers Energy Company and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers Energy Company’s debt securities. Similarly, Consumers Energy Company has no obligation in respect of debt securities of CMS Energy Corporation.
This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with Management’s Discussion and Analysis included in the 2007 Form 10-K for CMS Energy Corporation and Consumers Energy Company.

Page
Glossary	3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
CMS Energy Corporation
Consolidated Statements of Income (Loss)	CMS-26
Consolidated Statements of Cash Flows	CMS-29
Consolidated Balance Sheets	CMS-30
Consolidated Statements of Common Stockholders’ Equity	CMS-32
Notes to Consolidated Financial Statements (Unaudited):
1. Corporate Structure and Accounting Policies	CMS-35
2. Fair Value Measurements	CMS-37
3. Asset Sales, Discontinued Operations and Impairment Charges	CMS-41
4. Contingencies	CMS-43
5. Financings and Capitalization	CMS-55
6. Earnings Per Share	CMS-57
7. Financial and Derivative Instruments	CMS-58
8. Retirement Benefits	CMS-60
9. Income Taxes	CMS-61
10. Reportable Segments	CMS-62
Consumers Energy Company
Consolidated Statements of Income	CE-20
Consolidated Statements of Cash Flows	CE-21
Consolidated Balance Sheets	CE-22
Consolidated Statements of Common Stockholder’s Equity	CE-24

(Continued)

GLOSSARY
Certain terms used in the text and financial statements are defined below

AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AOC	Administrative Order on Consent
AOCL	Accumulated Other Comprehensive Loss
APB	Accounting Principles Board
ARO	Asset retirement obligation
Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan. In 2002, CMS Energy sold its interest in Bay Harbor.
bcf	One billion cubic feet of gas
Big Rock	Big Rock Point nuclear power plant
Big Rock ISFSI	Big Rock Independent Spent Fuel Storage Installation
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CKD	Cement kiln dust
Clean Air Act	Federal Clean Air Act, as amended
CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy
CMS Energy	CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock or common stock	Common stock of CMS Energy, par value $.01 per share
CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a subsidiary of Enterprises
CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission
CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of Enterprises
CMS Generation	CMS Generation Co., a former wholly owned subsidiary of Enterprises
CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Energy
CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of Enterprises, whose name was changed to CMS ERM effective January 2004
CMS Oil and Gas	CMS Oil and Gas Company, formerly a subsidiary of Enterprises
Consumers	Consumers Energy Company, a subsidiary of CMS Energy
Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute enacted in June 2000
DCCP	Defined Company Contribution Plan
DC SERP	Defined Contribution Supplemental Executive Retirement Plan
Detroit Edison	The Detroit Edison Company, a non-affiliated company
DIG	Dearborn Industrial Generation, LLC, a wholly owned subsidiary of CMS Energy
DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice
Dow	The Dow Chemical Company, a non-affiliated company
DSSP	Deferred Salary Savings Plan
EISP	Executive Incentive Separation Plan
EITF	Emerging Issues Task Force
EITF Issue 06-11	EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”
EITF Issue 07-5	EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”
El Chocon	A 1,200 MW hydro power plant located in Argentina, in which CMS Generation formerly held a 17.2 percent ownership interest
Entergy	Entergy Corporation, a non-affiliated company
Enterprises	CMS Enterprises Company, a subsidiary of CMS Energy
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 14	FASB Interpretation No. 14, Reasonable Estimation of Amount of a Loss
FIN 45	FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others
FIN 46(R)	Revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities
FIN 48	FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109
FMB	First Mortgage Bonds
FMLP	First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV Facility
FSP	FASB Staff Position
FSP APB 14-1	FASB Staff Position on APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants
FSP EITF 03-6-1	FASB Staff Position on EITF No. 03-6, Participating Securities and the Two-Class method under FASB Statement No. 128
FSP FAS 142-3	FASB Staff Position on FASB No. 142, Determination of the Useful Life of Intangible Assets
FSP FIN 39-1	FASB Staff Position on FASB Interpretation No. 39-1, Amendment of FASB Interpretation No. 39
GAAP	Generally Accepted Accounting Principles
GCR	Gas cost recovery
ICSID	International Centre for the Settlement of Investment Disputes
IRS	Internal Revenue Service
ISFSI	Independent spent fuel storage installation
Jamaica	Jamaica Private Power Company, Limited, a 63 MW diesel-fueled power plant in Jamaica, in which CMS Generation formerly owned a 42 percent interest
Jorf Lasfar	A 1,356 MW coal-fueled power plant in Morocco, in which CMS Generation formerly owned a 50 percent interest
kWh	Kilowatt-hour (a unit of energy equal to one thousand watt hours)

Lucid Energy	Lucid Energy LLC, a non-affiliated company
Ludington	Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison
Marathon	Marathon Oil Company, Marathon E.G. Holding, Marathon E.G. Alba, Marathon E.G. LPG, Marathon Production LTD, and Alba Associates, LLC
mcf	One thousand cubic feet of gas
MCV Facility	A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership	Midland Cogeneration Venture Limited Partnership
MCV PPA	The Power Purchase Agreement between Consumers and the MCV Partnership with a 35-year term commencing in March 1990, as amended and restated in an agreement dated as of June 9, 2008 between the MCV Partnership and Consumers
MD&A	Management’s Discussion and Analysis
MDEQ	Michigan Department of Environmental Quality
MDL	Multidistrict Litigation
MEI	Michigan Energy Investments LLC, an affiliate of Lucid Energy
METC	Michigan Electric Transmission Company, LLC, a non-affiliated company owned by ITC Holdings Corporation and a member of MISO
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Michigan Public Service Commission
MSBT	Michigan Single Business Tax
MW	Megawatt (a unit of power equal to one million watts)
MWh	Megawatt hour (a unit of energy equal to one million watt hours)
NAV	Net Asset Values
NMC	Nuclear Management Company LLC, a non-affiliated company
NREPA	Michigan Natural Resources and Environmental Protection Act
NYMEX	New York Mercantile Exchange
OPEB	Postretirement benefit plans other than pensions
Palisades	Palisades nuclear power plant, formerly owned by Consumers
Panhandle	Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle Holdings, a former wholly owned subsidiary of CMS Gas Transmission
PCB	Polychlorinated biphenyl
PDVSA	Petroleos de Venezuela S.A., a non-affiliated company
Peabody Energy	Peabody Energy, a non-affiliated company
Pension Plan	The trusteed, non-contributory, defined benefit pension plan of Panhandle, Consumers and CMS Energy
PowerSmith	A 124 MW natural gas power plant located in Oklahoma, in which CMS Generation formerly held a 6.25% limited partner ownership interest
PSCR	Power supply cost recovery
PURPA	Public Utility Regulatory Policies Act of 1978
Quicksilver	Quicksilver Resources, Inc., a non-affiliated company
RAKTL	Ronald A. Katz Technology Licensing L.P., a non-affiliated company
RCP	Resource Conservation Plan

Reserve Margin	The amount of unused available electric capacity at peak demand as a percentage of total electric capacity
ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act.
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted”
SFAS No. 141(R)	SFAS No. 141 (revised 2007), “Business Combinations”
SFAS No. 142	SFAS No. 142, “Goodwill and Other Intangible Assets”
SFAS No. 157	SFAS No. 157, “Fair Value Measurement”
SFAS No. 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”
SFAS No. 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”
SFAS No. 161	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”
Stranded Costs	Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs. These costs could include owned and purchased generation and regulatory assets.
Superfund	Comprehensive Environmental Response, Compensation and Liability Act
TAQA	Abu Dhabi National Energy Company, a subsidiary of Abu Dhabi Water and Electricity Authority, a non-affiliated company
TGN	A natural gas transportation and pipeline business located in Argentina, in which CMS Gas Transmission formerly owned a 23.54 percent interest
Trunkline	CMS Trunkline Gas Company, LLC, formerly a subsidiary of CMS Panhandle Holdings, LLC
TTT	Gas title transfer tracking fees and services
Zeeland	A 935 MW gas-fired power plant located in Zeeland, Michigan

CMS Energy Corporation
CMS Energy Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS
This MD&A is a consolidated report of CMS Energy. The terms “we” and “our” as used in this report refer to CMS Energy and its subsidiaries as a consolidated entity, except where it is clear that such term means only CMS Energy. This MD&A has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in CMS Energy’s Form 10-K for the year ended December 31, 2007.
FORWARD-LOOKING STATEMENTS AND INFORMATION
This Form 10-Q and other written and oral statements that we make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Our intention with the use of words such as “may,” “could,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” and other similar words is to identify forward-looking statements that involve risk and uncertainty. We designed this discussion of potential risks and uncertainties to highlight important factors that may impact our business and financial outlook. We have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results anticipated in these statements. Such factors include our inability to predict or control:
•	the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of such market conditions on our post-retirement benefit plans, interest rates, and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates, and the energy industry,

•	market perception of the energy industry, CMS Energy, Consumers, or any of their affiliates,

•	factors affecting operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints,

•	the impact of any future regulations or laws regarding carbon dioxide and other greenhouse gas emissions,

•	national, regional, and local economic, competitive, and regulatory policies, conditions and developments,

•	adverse regulatory or legal interpretations or decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with such interpretations or decisions, including but not limited to those that may affect Bay Harbor,

•	potentially adverse regulatory treatment or failure to receive timely regulatory orders concerning a number of significant questions currently or potentially before the MPSC, including:
▪	recovery of Clean Air Act capital and operating costs and other environmental and safety-related expenditures,

▪	recovery of power supply and natural gas supply costs,

▪	timely recognition in rates of additional equity investments and additional operation and maintenance expenses at Consumers,

▪	adequate and timely recovery of additional utility rate-based investments,

CMS-1

CMS Energy Corporation
▪	adequate and timely recovery of higher MISO energy and transmission costs,

▪	recovery of Stranded Costs incurred due to customers choosing alternative energy suppliers,

▪	timely recovery of costs associated with energy efficiency investments and any state or federally mandated renewables resource standards,

▪	recovery of Big Rock decommissioning funding shortfalls,

▪	approval of the Balanced Energy Initiative, and

▪	authorization of a new clean coal plant,
•	adverse consequences resulting from a past or future assertion of indemnity or warranty claims associated with previously owned assets and businesses, including claims resulting from attempts by the governments of Equatorial Guinea and Morocco to assess taxes on past operations or transactions,

•	the ability of Consumers to recover nuclear fuel storage costs due to the DOE’s failure to accept spent nuclear fuel on schedule, including the outcome of pending litigation with the DOE,

•	the impact of expanded enforcement powers and investigation activities at the FERC,

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of our market-based sales authorizations in wholesale power markets without price restrictions,

•	energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

•	the impact of increases in natural gas prices and coal prices on our cash flow and working capital,

•	the impact of increases in steel and other construction material prices,

•	the availability of qualified construction personnel to implement our construction program,

•	our ability to collect accounts receivable from our customers,

•	earnings volatility resulting from the GAAP requirement that we apply mark-to-market accounting to certain energy commodity contracts, including electricity sales agreements, and interest rate swaps,

•	the direct and indirect effects of the continued economic downturn in Michigan on Consumers and its revenues,

•	potential disruption or interruption of facilities or operations due to accidents, war, or terrorism, and the ability to obtain or maintain insurance coverage for such events,

•	technological developments in energy production, delivery, and usage,

•	achievement of capital expenditure and operating expense goals,

•	changes in financial or regulatory accounting principles or policies,

•	changes in tax laws or new IRS interpretations of existing or past tax laws,

CMS-2

CMS Energy Corporation
•	changes in federal or state regulations or laws that could have an impact on our business,

•	the outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations or claims, including those resulting from the investigation by the DOJ regarding round-trip trading and price reporting,

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance, performance bonds, and tax exempt debt insurance,

•	credit ratings of CMS Energy or Consumers, and

•	other business or investment considerations that may be disclosed from time to time in CMS Energy’s or Consumers’ SEC filings, or in other publicly issued written documents.
For additional information regarding these and other uncertainties, see the “Outlook” section included in this MD&A, Note 4, Contingencies, and Part II, Item 1A. Risk Factors.

CMS-3

CMS Energy Corporation
EXECUTIVE OVERVIEW
CMS Energy is an energy company operating primarily in Michigan. We are the parent holding company of several subsidiaries including Consumers and Enterprises. Consumers is a combination electric and gas utility company serving in Michigan’s Lower Peninsula. Enterprises, through its subsidiaries and equity investments, is engaged primarily in domestic independent power production. We manage our businesses by the nature of services each provides and operate principally in three business segments: electric utility, gas utility, and enterprises.
We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, gas distribution, transmission, and storage, and other energy-related services. Our businesses are affected primarily by:
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
A key aspect of our strategy with respect to our utility operations is our Balanced Energy Initiative. The initiative is designed to meet the growing customer demand for electricity over the next 20 years with energy efficiency, demand management, expanded use of renewable energy, and development of new power plants and pursuit of additional power purchase agreements to complement existing generating sources.
The Michigan Senate approved several bills in June 2008 that would revise the Customer Choice Act, introduce energy efficiency programs, modify the timing of rate increase requests, mandate cost allocation methodology and customer rate design (deskewing), establish mandatory renewable energy standards, and provide for other regulatory changes. The Michigan Senate’s bills differ from the bills passed by the Michigan House of Representatives in April 2008. We cannot predict whether the differences can be resolved or whether the Michigan governor will approve any compromise package.
In June 2008, the MPSC approved a settlement agreement that provides for an amended and restated MCV PPA and resolves the issues concerning our exercise of the September 2007 regulatory-out provision. The revised MCV PPA also provides for our access to 1,240 MW of the MCV Facility capacity through March 2025. The amended and restated MCV PPA will take effect when at least four boilers being installed to provide steam and electric energy at the MCV Facility are operational.
As we work to implement plans to serve our customers in the future, the cost of energy and managing cash flow continue to challenge us. Natural gas prices and eastern coal prices have been increasing substantially. These costs are recoverable from our utility customers; however, as prices increase, the amount we pay for these commodities will require additional liquidity due to the lag in cost recoveries.
In July 2008, we implemented an integrated business software system for customer billing, finance, work management, and other systems. Consistent with our commitment to our Balanced Energy Initiative, we are also developing an advanced metering system that will provide enhanced controls and information about our customer energy usage and notification of service interruptions. We expect to develop integration software and pilot new technology over approximately the next two years.

CMS-4

CMS Energy Corporation
In the future, we will focus our strategy on:
•	continuing investment in our utility business,

•	growing earnings while controlling operating costs and parent debt, and

•	maintaining principles of safe, efficient operations, customer value, fair and timely regulation, and consistent financial performance.
As we execute our strategy, we will need to overcome a sluggish Michigan economy that has been hampered by the downturn in Michigan’s automotive industry and limited growth in the non-manufacturing sectors of the state’s economy. There also has been softness in the capital markets resulting from the subprime mortgage crisis, energy price increases, and other market weaknesses. Although we have not identified any material impacts on our financial condition, we will continue to monitor developments for potential implications for our business.
RESULTS OF OPERATIONS
CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

In Millions (except for per share amounts)
Three months ended June 30	2008	2007	Change

Net Income Available to Common Stockholders	$46	$33	$13
Basic Earnings Per Share	$0.20	$0.15	$0.05
Diluted Earnings Per Share	$0.19	$0.15	$0.04

Electric Utility	$57	$40	$17
Gas Utility	2	4	(2)
Enterprises	10	(54)	64
Corporate Interest and Other	(22)	(48)	26
Discontinued Operations	(1)	91	(92)

Net Income Available to Common Stockholders	$46	$33	$13

For the three months ended June 30, 2008, our net income was $46 million, a $13 million increase versus 2007. Compared with the second quarter of 2007, net income from our combined electric and gas utility segments increased, reflecting the positive impact of MPSC rate orders and the elimination of certain costs from the power purchase agreement with the MCV Partnership, partially offset by lower weather-driven deliveries. The increase in net income from our Enterprises and corporate interest and other segments is primarily due to the absence of charges related to asset impairments and charges associated with the rescission of a contract with Quicksilver. Partially offsetting these increases was the reduction in net income from discontinued operations.

CMS-5

CMS Energy Corporation
Specific changes to net income available to common stockholders for the three months ended June 30, 2008 versus 2007 are:

In Millions
•	increase at Enterprises primarily due to reduced fuel costs and the absence of charges associated with the rescission of a contract with Quicksilver,	$35
•	absence of impairment charges related to international businesses sold in 2007,	25
•	lower corporate interest costs and the absence of 2007 corporate debt retirement costs,	17
•	increase in net earnings at our combined electric and gas utility segments primarily due to favorable MPSC rate orders and the elimination of certain costs from the power purchase agreement with the MCV Partnership, partially offset by a weather-driven reduction in deliveries,	15
•	net gain from Enterprises assets sold, as a gain recorded in 2008 replaces losses recorded in 2007, and	13
•	absence of a net gain on the disposal of discontinued operations and earnings from these businesses, which more than offset the absence of foreign currency losses.	(92)

Total change		$13

In Millions (except for per share amounts)
Six months ended June 30	2008	2007	Change

Net Income (Loss) Available to Common Stockholders	$149	$(182)	$331
Basic Earnings (Loss) Per Share	$0.66	$(0.82)	$1.48
Diluted Earnings (Loss) Per Share	$0.62	$(0.82)	$1.44

Electric Utility	$124	$91	$33
Gas Utility	64	61	3
Enterprises	8	(252)	260
Corporate Interest and Other	(46)	5	(51)
Discontinued Operations	(1)	(87)	86

Net Income (Loss) Available to Common Stockholders	$149	$(182)	$331

For the six months ended June 30, 2008, our net income was $149 million, a $331 million increase versus 2007. Compared with the first half of 2007, net income from our combined electric and gas utility segments increased, reflecting the positive impact of MPSC rate orders and the elimination of certain costs from the power purchase agreement with the MCV Partnership, partially offset by lower deliveries. The increase in net income from our combined Enterprises and corporate interest and other segments is primarily due to the absence of charges related to asset impairments and charges associated with the rescission of a contract with Quicksilver. Further increasing net income was the absence of a net loss on the disposal of discontinued operations.

CMS-6

CMS Energy Corporation
Specific changes to net income (loss) available to common stockholders for the six months ended June 30, 2008 versus 2007 are:

In Millions
•	absence of impairment charges related to international businesses sold in 2007,	$182
•	the absence of a net loss on the disposal of discontinued operations in 2007,	86
•	increase at Enterprises primarily due to reduced fuel costs and the absence of charges associated with the rescission of a contract with Quicksilver,	37
•	increase in net earnings at our combined electric and gas utility segments primarily due to favorable MPSC rate orders and the elimination of certain costs from the power purchase agreement with the MCV Partnership, partially offset by a reduction in deliveries and increased depreciation expense,	36
•	lower corporate interest costs and the absence of 2007 corporate debt retirement costs,	22
•	net gain from Enterprises assets sold, as a gain recorded in 2008 replaces losses recorded in 2007, and	7
•	decrease at Enterprises and corporate interest and other as the absence of tax benefits and earnings related to international assets sold, more than offset the benefit from reduced operating and maintenance expenses.	(39)

Total change		$331

ELECTRIC UTILITY RESULTS OF OPERATIONS

In Millions
June 30	2008	2007	Change

Three months ended	$57	$40	$17
Six months ended	$124	$91	$33

	Three Months Ended	Six Months Ended
Reasons for the change:	June 30, 2008 vs. 2007	June 30, 2008 vs. 2007

Electric deliveries and rate increase	$10	$27
Surcharge revenue	10	10
Palisades revenue to PSCR	4	(42)
Power supply costs and related revenue	10	7
Other operating expenses, other income and non-commodity revenue	(16)	45
General taxes	4	8
Interest charges	10	5
Income taxes	(15)	(27)

Total change	$17	$33

CMS-7

CMS Energy Corporation
Electric deliveries and rate increase: For the three months ended June 30, 2008, electric delivery revenues increased by $10 million versus 2007 primarily due to additional revenue of $30 million from the inclusion of the Zeeland power plant in rates and from the June 2008 rate order. The increase was partially offset by decreased electric revenue of $20 million due to lower deliveries primarily related to weather. Deliveries to end-use customers were 9.1 billion kWh, a decrease of 0.4 billion kWh or 4 percent versus 2007. For additional details on the June 2008 rate order, see Note 4, Contingencies, “Consumers’ Electric Utility Rate Matters.”
For the six months ended June 30, 2008, electric delivery revenues increased by $27 million versus 2007 primarily due to additional revenue of $48 million from the inclusion of the Zeeland power plant in rates and from the June 2008 rate order. The increase was partially offset by decreased electric revenue of $21 million due to lower deliveries. Deliveries to end-use customers were 18.5 billion kWh, a decrease of 0.5 kWh or 3 percent versus 2007.
Surcharge revenue: For the three months and six months ended June 30, 2008, surcharge revenue increased by $10 million versus 2007. The increase was primarily due to the April 2008 MPSC order allowing recovery of certain retirement benefits through a surcharge. Consistent with the recovery of these costs, we recognized a similar amount of benefit expense. For additional details, see Other operating expenses within this section and Note 8, Retirement Benefits.
Palisades revenue to PSCR: Consistent with the MPSC order associated with the April 2007 sale of Palisades, base rate revenue related to Palisades was used to offset costs incurred under our power purchase agreement with Entergy. For additional information, see Note 4, Contingencies, “Consumers’ Electric Utility Rate Matters.”
Power supply costs and related revenue: PSCR revenue increased $10 million for the three months ended June 30, 2008 and $7 million for the six months ended June 30, 2008. The increase primarily reflects the 2007 reduction to revenue that was made in response to the MPSC’s position that PSCR discounts given to our Transitional Primary Rate customers could not be recovered under the PSCR mechanism.
Other operating expenses, other income and non-commodity revenue: For the three months ended June 30, 2008, other operating expenses decreased $4 million, other income decreased $17 million, and non-commodity revenue decreased $3 million versus 2007. For the six months ended June 30, 2008, other operating expenses decreased $73 million, other income decreased $17 million, and non-commodity revenue decreased $11 million versus 2007.
For the three months ended June 30, 2008, the decrease of $4 million in other operating expenses was primarily due to the absence, in 2008, of certain costs that are no longer incurred under our power purchase agreement with the MCV Partnership, and the termination of the METC transmission service agreement. The decrease was partially offset by higher retirement benefit expense due to the April 2008 MPSC order allowing recovery of certain costs through a surcharge and higher depreciation. For additional details on our power purchase agreement with the MCV Partnership, see Note 4, Contingencies, “Other Consumers’ Electric Utility Contingencies.”
For the six months ended June 30, 2008, the decrease of $73 million in other operating expenses was primarily due to the absence of expenses associated with the sale of Palisades in April 2007, certain costs that are no longer incurred under our power purchase agreement with the MCV Partnership, and the termination of the METC transmission service agreement. Also decreasing expenses was the MPSC’s order allowing us to retain a portion of the proceeds from the sale of certain sulfur dioxide allowances. The decrease was partially offset by higher retirement benefit expense due to the April 2008 MPSC order allowing recovery of certain costs through a surcharge and higher depreciation. For additional details on our power purchase agreement with the MCV Partnership, see Note 4, Contingencies, “Other Consumers’ Electric Utility Contingencies.”

CMS-8

CMS Energy Corporation
For the three months and six months ended June 30, 2008, the decrease in other income of $17 million was primarily due to reduced interest income and the MPSC’s June 2008 order which did not allow us to recover all of our costs associated with the sale of Palisades. The decrease also reflects a lower 2008 return on certain regulatory assets.
Non-commodity revenue decreased $3 million for the three months ended June 30, 2008 and $11 million for the six months ended June 30, 2008. The decreases were primarily due to the absence, in 2008, of METC transmission services revenue.
General taxes: General tax expense decreased $4 million for the three months ended June 30, 2008 and $8 million for the six months ended June 30, 2008. The decreases were primarily due to the absence, in 2008, of MSBT, which was replaced with the Michigan Business Tax effective January 1, 2008. The decreases were partially offset by higher property tax expense.
Interest charges: Interest charges decreased $10 million for the three months ended June 30, 2008 and $5 million for the six months ended June 30, 2008. These decreases were primarily due to lower interest associated with amounts to be refunded to customers as a result of the sale of Palisades. The MPSC order approving the Palisades power purchase agreement with Entergy directed us to record interest on the unrefunded balances. Also contributing to the decrease was the absence, in 2008, of interest charges related to an IRS settlement.
Income taxes: For the three months ended June 30, 2008, income taxes increased $15 million versus 2007. The increase reflects $13 million due to higher earnings and $2 million due to the inclusion of the Michigan Business Tax, which replaced the MSBT effective January 1, 2008.
For the six months ended June 30, 2008, income taxes increased $27 million versus 2007. The increase reflects $22 million due to higher earnings, $4 million due to the inclusion of the Michigan Business Tax, and $1 million due to the loss of the benefit from the tax-exempt interest related to nuclear decommissioning in 2007.
GAS UTILITY RESULTS OF OPERATIONS

In Millions
June 30	2008	2007	Change

Three months ended	$2	$4	$(2)
Six months ended	$64	$61	$3

	Three Months Ended	Six Months Ended
Reasons for the change:	June 30, 2008 vs. 2007	June 30, 2008 vs. 2007

Gas deliveries and rate increase	$5	$18
Gas wholesale and retail services, other gas revenues and other income	(7)	(11)
Operation and maintenance	(6)	(9)
General taxes and depreciation	1	(1)
Interest charges	2	6
Income taxes	3	—

Total change	$(2)	$3

CMS-9

CMS Energy Corporation
Gas deliveries and rate increase: For the three months ended June 30, 2008, gas delivery revenues increased $5 million versus 2007 primarily due to additional revenue of $7 million from the MPSC’s August 2007 gas rate order. The increase was partially offset by lower gas deliveries, including miscellaneous transportation to end-use customers, totaling 43 bcf, a decrease of 3 bcf or 6 percent. The decrease in gas deliveries was primarily due to warmer weather in the second quarter of 2008 versus 2007 and resulted in a decrease in gas delivery revenue of $2 million.
For the six months ended June 30, 2008, gas delivery revenues increased $18 million versus 2007 primarily due to additional revenue of $28 million from the MPSC’s August 2007 gas rate order. The increase was partially offset by lower gas deliveries, including miscellaneous transportation to end-use customers, totaling 180 bcf, a decrease of 3 bcf or 2 percent versus 2007. Lower gas deliveries resulted in a decrease in gas delivery revenue of $10 million.
Gas wholesale and retail services, other gas revenues and other income: Gas wholesale and retail services, other gas revenues and other income decreased $7 million for the three months ended June 30, 2008 and $11 million for the six months ended June 30, 2008. These decreases were primarily due to lower interest income and lower pipeline capacity optimization revenue.
Operation and maintenance: Operation and maintenance expenses increased $6 million for the three months ended June 30, 2008 and $9 million for the six months ended June 30, 2008. These increases were primarily due to higher operating expense across our storage, transmission and distribution systems.
General taxes and depreciation: For the three months ended June 30, 2008, general taxes and depreciation decreased $1 million versus 2007. General taxes decreased by $2 million due to the absence, in 2008, of MSBT, which was replaced by the Michigan Business Tax effective January 1, 2008. The decrease was partially offset by increased depreciation expense of $1 million.
For the six months ended June 30, 2008, general taxes and depreciation increased $1 million versus 2007. Depreciation expense increased $6 million and general taxes decreased $5 million due to the absence, in 2008, of MSBT, which was replaced by the Michigan Business Tax effective January 1, 2008.
Interest charges: Interest charges decreased $2 million for the three months ended June 30, 2008 and $6 million for the six months ended June 30, 2008. These decreases were primarily due to lower average debt levels and a lower average interest rate.
Income taxes: For the three months ended June 30, 2008, income taxes decreased $3 million versus 2007 primarily due to lower quarterly earnings.
ENTERPRISES RESULTS OF OPERATIONS

In Millions
June 30	2008	2007	Change

Three months ended	$10	$(54)	$64
Six months ended	$8	$(252)	$260

CMS-10

CMS Energy Corporation

	Three Months Ended	Six Months Ended
Reasons for the change:	June 30, 2008 vs. 2007	June 30, 2008 vs. 2007

Operating revenues	$27	$(15)
Fuel for electric generation, cost of gas and purchased power	21	69
Earnings (loss) from equity method investees	(18)	(38)
Gain (loss) on sale of assets	22	10
Operation and maintenance	17	33
2007 asset impairment charges	21	263
Fixed charges	—	3
Minority interests	2	2
Income taxes	(28)	(67)

Total change	$64	$260

Operating revenues: For the three months ended June 30, 2008, operating revenues increased $27 million versus 2007. The increase was due to the absence, in 2008, of the write-off of $40 million of derivative assets associated with the Quicksilver contract that was voided by the trial judge in May 2007, and the absence, in 2008, of losses recorded from financial settlements of $7 million. Also contributing to the increase were higher gas sales of $5 million. These increases were partially offset by lower power sales of $13 million and lower net mark-to-market gains on power and gas contracts of $12 million.
For the six months ended June 30, 2008, operating revenues decreased $15 million versus 2007. The decrease was due to the absence, in 2008, of gas sales of $41 million resulting primarily from the termination of a gas sales contract, lower net mark-to-market gains on power and gas contracts of $18 million, reduced power sales of $5 million and the absence, in 2008, of revenue of $1 million from assets sold in 2007. These decreases were partially offset by the absence, in 2008, of the write-off of $40 million of derivative assets associated with the Quicksilver contract that was voided by the trial judge in May 2007, and the absence, in 2008, of losses recorded from financial settlements of $10 million.
Fuel for electric generation, cost of gas and purchased power: For the three months ended June 30, 2008, fuel for electric generation, cost of gas and purchased power decreased $21 million versus 2007. The decrease was due to a reduction in fuel for electric generation of $13 million resulting from the decrease in purchases partially offset by higher prices and mark-to-market gains on gas and power supply contracts of $8 million.
For the six months ended June 30, 2008, fuel for electric generation, cost of gas and purchased power decreased $69 million versus 2007. The decrease was due to the absence, in 2008, of gas purchases of $37 million resulting primarily from the termination of a gas supply contract, mark-to-market gains on gas and power supply contracts of $14 million, reduced fuel for electric generation of $10 million and a decrease in purchased power costs of $8 million.
Earnings from equity method investees: For the three months ended June 30, 2008, earnings from equity method investees decreased $18 million versus 2007. The decrease was due to the absence, in 2008, of $16 million of earnings from our investments in Africa, the Middle East, and India that were sold in May 2007, our investment in GasAtacama that was sold in August 2007 and our investment in Jamaica that was sold in October 2007. Also contributing to the decrease was a mark-to-market derivative loss of $2 million from our investment in North Carolina.
For the six months ended June 30, 2008, earnings from equity method investees decreased $38 million versus 2007. The decrease was due to the absence, in 2008, of $32 million of earnings from our investments in Africa, the Middle East, and India that were sold in May 2007, and our

CMS-11

CMS Energy Corporation
investment in Jamaica that was sold in October 2007. Also contributing to the decrease was a mark-to-market derivative loss of $3 million from our investment in North Carolina and the absence, in 2008, of $3 million of earnings associated with our remaining asset in Argentina.
Gain (loss) on sale of assets: For the three months ended June 30, 2008, we recognized a gain on asset sales of $8 million related to our interests in TGN granted to MEI, an affiliate of Lucid Energy, in connection with the sale in 2007 of our Argentine and Michigan assets. For the three months ended June 30, 2007, the net loss on asset sales was $14 million. For additional information, see Note 3, Asset Sales, Discontinued Operations and Impairment Charges.
For the six months ended June 30, 2008, we recognized the $8 million gain on asset sales related to our interests in TGN, as described in the preceding paragraph. For the six months ended June 30, 2007, the net loss on asset sales was $2 million. For additional information, see Note 3, Asset Sales, Discontinued Operations and Impairment Charges.
Operation and maintenance: For the three months ended June 30, 2008, operation and maintenance expenses decreased $17 million versus 2007. The decrease was due to the absence, in 2008, of $14 million of expenses associated with assets sold during 2007 and the reimbursement, in 2008, of $3 million of arbitration costs at CMS Gas Transmission.
For the six months ended June 30, 2008, operation and maintenance expenses decreased $33 million versus 2007. The decrease was due to the absence, in 2008, of $30 million of expenses associated with assets sold during 2007 and the reimbursement, in 2008, of $3 million of arbitration costs at CMS Gas Transmission.
2007 asset impairment charges: For the three months ended June 30, 2007, we recorded asset impairment charges of $21 million for the reduction in fair value of our equity investment in GasAtacama due to the sale agreement entered into June 2007.
For the six months ended June 30, 2007, we recorded asset impairment charges of $263 million for the reduction in fair value of our investments in TGN, GasAtacama, Jamaica and PowerSmith. For additional information, see Note 3, Asset Sales, Discontinued Operations and Impairment Charges.
Fixed charges: For the six months ended June 30, 2008, fixed charges decreased due to lower interest expenses from subsidiary debt resulting from asset sales in 2007.
Minority interests: The allocation of profits to minority owners decreases our net income, and the allocation of losses to minority owners increases net income. For 2008, minority owners shared in a portion of decreased earnings at our subsidiaries versus 2007.
Income taxes: For the three months ended June 30, 2008, income tax expense increased $28 million versus 2007. The increase reflects $31 million of additional tax expense on higher earnings. These increases were offset by the absence of $3 million of tax expense recorded in 2007 on earnings associated with the recognition of previously unremitted foreign earnings of subsidiaries sold.
For the six months ended June 30, 2008, income tax expense increased $67 million versus 2007. The increase reflects $114 million of additional tax expense on higher earnings. These increases were offset by the absence of $47 million of tax expense recorded in 2007 on earnings associated with the recognition of previously unremitted foreign earnings of subsidiaries sold.

CMS-12

CMS Energy Corporation
CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

In Millions
June 30	2008	2007	Change

Three months ended	$(22)	$(48)	$26
Six months ended	$(46)	$5	$(51)

For the three months ended June 30, 2008, corporate interest and other net expenses were $22 million, a decrease of $26 million versus 2007. The decrease in net expenses of $26 million primarily reflects the absence, in 2008, of the reduction in fair value of notes receivable from GasAtacama, and premiums paid on the early retirement of CMS Energy debt in June 2007.
For the six months ended June 30, 2008, corporate interest and other net expenses were $46 million, an increase of $51 million versus 2007. The increase in net expenses of $51 million primarily reflects the absence, in 2008, of the recognition of certain tax benefits related to the sale of our international operations. Partially offsetting the increase was the absence, in 2008, of the reduction in fair value of notes receivable from GasAtacama, and premiums paid on the early retirement of CMS Energy debt in June 2007. Also contributing to the decrease was reduced interest expense due to lower debt levels in 2008.
DISCONTINUED OPERATIONS
For the three months ended June 30, 2008, net loss from discontinued operations was $1 million, compared with net income of $91 million in 2007. The decrease of $92 million was primarily due to the absence of a net gain on the disposal of international businesses sold in 2007 and income related to these businesses, which more than offset the absence of foreign currency losses. For additional details, see Note 3, Asset Sales, Discontinued Operations and Impairment Charges.
For the six months ended June 30, 2008, net loss from discontinued operations was $1 million, compared with a net loss of $87 million in 2007. The increase of $86 million was primarily due to the absence of a net loss on the disposal of international businesses sold in 2007.
DERIVATIVE INSTRUMENTS
Derivative Instruments: We account for derivative instruments in accordance with SFAS No. 133. If a contract is a derivative and does not qualify for the normal purchases and sales exception under SFAS No. 133, we record it on our consolidated balance sheet at its fair value.
We measure fair value in accordance with SFAS No. 157. We use a modeling method to value the most material of our derivative liabilities, an electricity sales agreement held by CMS ERM. Because this electricity sales agreement extends beyond the term for which quoted electricity prices are available, our valuation model incorporates a proprietary forward pricing curve for power based on forward gas prices and an implied heat rate. Our model incorporates discounting, credit, and modeling risks. The model is sensitive to power and gas forward prices, and the fair value of this derivative liability will increase as these forward prices increase. We adjust our model each quarter to incorporate market data as it becomes available. The fair value of this derivative liability has increased by $9 million since December 31, 2007. For additional details on how we determine the fair values of our derivatives, see Note 2, Fair Value Measurements. Except as noted in the following paragraph, there have been no significant changes since December 31, 2007 in the amount or types of derivatives that we hold or to how we account for derivatives.
CMS ERM Contracts: In the past, CMS ERM has generally classified all of its derivatives that result in

CMS-13

CMS Energy Corporation
physical delivery of commodities as non-trading contracts and all of its derivatives that financially settle as trading contracts. Following the restructuring of our DIG investment and the resulting streamlining of CMS ERM’s risk management activities in the first quarter of 2008, we reevaluated the classification of CMS ERM’s derivatives as trading versus non-trading. We determined that all of CMS ERM’s derivatives are held for purposes other than trading. Therefore, during 2008, we have accounted for all of CMS ERM’s derivatives as non-trading derivatives.
For additional details on our derivative activities, see Note 7, Financial and Derivative Instruments.
CAPITAL RESOURCES AND LIQUIDITY
Factors affecting our liquidity and capital requirements include:
•	results of operations,

•	capital expenditures,

•	energy commodity and transportation costs,

•	contractual obligations,

•	regulatory decisions,

•	debt maturities,

•	credit ratings,

•	working capital needs,

•	collateral requirements, and

•	access to credit markets.
During the summer months, we buy natural gas and store it for resale during the winter heating season. Although our prudent natural gas costs are recoverable from our customers, the storage of natural gas as inventory requires additional liquidity due to the lag in cost recovery.
Our cash management plan includes controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities, if needed.
We believe the following sources will be sufficient to meet our liquidity needs:
•	our current level of cash and revolving credit facilities,

•	our anticipated cash flows from operating and investing activities, and

•	our ability to access secured and unsecured borrowing capacity in the capital markets.
In April 2008, Consumers redeemed two of its tax-exempt debt issues with $96 million of refinancing proceeds. Also in April 2008, Consumers converted $35 million of tax-exempt debt previously backed by municipal bond insurers to variable rate demand bonds. These transactions have eliminated Consumers’ variable rate debt backed by municipal bond insurers.
Cash Position, Investing, and Financing
Our operating, investing, and financing activities meet consolidated cash needs. At June 30, 2008, we had $555 million of consolidated cash, which includes $28 million of restricted cash and $12 million held by entities consolidated under FIN 46(R).
Our primary ongoing source of cash is dividends and other distributions from our subsidiaries. During the six months ended June 30, 2008, Consumers paid $168 million in common stock dividends to CMS Energy. For details on dividend restrictions, see Note 5, Financings and Capitalization.
Our Consolidated Statements of Cash Flows include amounts related to discontinued operations through

CMS-14

CMS Energy Corporation
the date of disposal. The sale of our discontinued operations had no material adverse effect on our liquidity, as we used the sales proceeds to invest in our utility business and to reduce debt. For additional details on discontinued operations, see Note 3, Asset Sales, Discontinued Operations and Impairment Charges.
Summary of Consolidated Statements of Cash Flows:

		In Millions
Six months ended June 30	2008	2007

Net cash provided by (used in):
Operating activities	$651	$401
Investing activities	(344)	1,479

Net cash provided by operating and investing activities	307	1,880
Financing activities	(128)	(342)
Effect of exchange rates on cash	—	2

Net Increase in Cash and Cash Equivalents	$179	$1,540

Operating Activities:
For the six months ended June 30, 2008, net cash provided by operating activities was $651 million, an increase of $250 million versus 2007. In addition to an increase in earnings, the increase was primarily due to timing of cash receipts from accounts receivable. We accelerate our collections from customer billings through the sale of accounts receivable. The sale of accounts receivable at the end of 2006 reduced our collections from customers during the first half of 2007. At the end of 2007, we did not rely on sales of accounts receivable and collected customer billings throughout the first half of 2008. This increase was partially offset by a payment made by CMS ERM in February 2008 to terminate electricity sales agreements and the impact of higher gas prices on inventory purchases at Consumers.
Investing Activities:
For the six months ended June 30, 2008, net cash used in investing activities was $344 million, an increase of $1.823 billion versus 2007. This increase reflects the absence of asset sale proceeds in 2008.
Financing Activities:
For the six months ended June 30, 2008, net cash used in financing activities was $128 million, a decrease of $214 million versus 2007. This was primarily due to a decrease in net retirements of long-term debt. For additional details on long-term debt activity, see Note 5, Financings and Capitalization.
Obligations and Commitments
Revolving Credit Facilities: For details on our revolving credit facilities, see Note 5, Financings and Capitalization.
Off-Balance sheet Arrangements
CMS Energy and certain of its subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnification provisions within certain agreements, surety bonds, letters of credit, and financial and performance guarantees. For additional details on these and other guarantee arrangements, see Note 4, Contingencies, “Other Contingencies – Guarantees and Indemnifications.”

CMS-15

CMS Energy Corporation
OUTLOOK
Corporate Outlook
Our business strategy will focus on making continued investments in our utility business, managing parent debt, and growing earnings while controlling operating costs.
Our primary focus will be to continue to invest in our utility system to enable us to meet our customer commitments, to comply with increasingly demanding environmental performance standards, to improve system performance, and to maintain adequate supply and capacity. Our primary focus with respect to our non-utility businesses will be to optimize cash flow and to maximize the value of our assets.
Electric Utility Business Outlook
Electric Deliveries: In 2008, we are anticipating a decrease in electric deliveries of approximately one and a half percent. This outlook can be attributed to a decline in industrial economic activity, the cancellation of one wholesale customer contract, and other usage differences primarily due to weather conditions.
Beginning in 2009 and for the four years following, we are projecting an increase in electric deliveries averaging one percent annually. This outlook assumes a modestly growing customer base, implementation of energy efficiency programs, and a stabilizing Michigan economy after 2009. This growth rate includes both full-service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants. Actual growth from year to year may vary from this trend due to the following:
•	energy conservation measures and energy efficiency programs,

•	fluctuations in weather conditions, and

•	changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.
Electric Customer Revenue Outlook: Michigan’s economy has suffered from closures and restructuring of automotive manufacturing facilities and those of related suppliers and by the sluggish housing market. The Michigan economy also has been harmed by facility closures in the non-manufacturing sector and limited growth. Although our electric utility results are not dependent upon a single customer, or even a few customers, those in the automotive sector represented five percent of our total 2007 electric revenue and three percent of our 2007 electric operating income. We cannot predict the financial impact of the Michigan economy on our electric customer revenue.
Electric Reserve Margin: To reduce the risk of high power supply costs during peak demand periods and to achieve our Reserve Margin target, we purchase electric capacity and energy for the physical delivery of electricity primarily in the summer months. We have purchased capacity and energy covering our Reserve Margin requirements for 2008 and a portion of our Reserve Margin requirements for 2009 and 2010. We currently have a planning Reserve Margin of 13.7 percent for summer 2008, resulting in planned supply resources equal to 113.7 percent of projected firm summer peak load. Of the 2008 supply resources target, we expect 94 percent to come from our electric generating plants and long-term power purchase contracts, with other contractual arrangements making up the remainder. We expect capacity costs for these electric capacity and energy contractual arrangements to be $18 million for 2008.

CMS-16

CMS Energy Corporation
Electric Transmission Expenses: In 2008, we expect the transmission charges we incur to increase by $42 million compared with 2007 primarily due to a 33 percent increase in METC transmission rates. This increase was included in our 2008 PSCR plan filed with the MPSC in September 2007, which we self-implemented in January 2008.
Balanced Energy Initiative: In January 2007, the governor of Michigan received the MPSC’s 21st Century Electric Energy Plan stating that Michigan would need new base load capacity by 2015. The plan called for the use of more renewable energy resources, the creation of an energy efficiency program, and review procedures for proposed new generation facilities.
In response to the 21st Century Electric Energy Plan, we filed with the MPSC our “Balanced Energy Initiative” which provides a comprehensive energy resource plan to meet our projected short-term and long-term electric power requirements. The filing requests the MPSC to rule that the Balanced Energy Initiative represents a reasonable and prudent plan for the acquisition of necessary electric utility resources. Implementation of the Balanced Energy Initiative will require significant reform of the Customer Choice Act.
In September 2007, we filed with the MPSC an update to our Balanced Energy Initiative, which includes our plan to build an 800 MW advanced clean coal plant at our Karn/Weadock Generating complex near Bay City, Michigan. Construction of the proposed new clean coal plant is contingent on obtaining environmental permits and the MPSC’s approval. The Michigan Attorney General filed a motion with the MPSC to dismiss the Balanced Energy Initiative case, claiming that the MPSC lacks jurisdiction over the matter, which the ALJ denied. The Michigan Attorney General and another intervenor have filed an appeal of that decision with the MPSC.
Proposed Energy Legislation: The Michigan legislature is considering various bills related to mandatory renewable energy standards. If enacted, these bills generally would require electric utilities either to obtain a certain percentage of their power from renewable sources or make alternative compliance payments, or purchase allowances in lieu of obtaining the renewable resources. The Michigan legislature is also considering several bills that would reform the Customer Choice Act, introduce energy efficiency programs, modify the timing of rate increase requests, mandate cost allocation methodology and customer rate design, and provide for other regulatory changes. The Michigan Senate approved several bills in June 2008 that differ from the bills passed by the Michigan House of Representatives in April 2008. In July 2008, the Michigan legislature sent the bills to conference committees to resolve these differences. The differences in the bills have to be resolved and the resulting legislation approved by the Michigan House, the Michigan Senate and the Michigan governor before being enacted. We cannot predict whether any of these bills will be enacted or what form the final legislation might take.
Electric Utility Business Uncertainties
Several electric business trends and uncertainties may affect our financial condition and future results of operations. These trends and uncertainties could have a material impact on revenues and income from continuing electric operations.
Electric Environmental Estimates: Our operations are subject to various state and federal environmental laws and regulations. We have been able to recover in customer rates our costs to operate our facilities in compliance with these laws and regulations.
Clean Air Act: We continue to focus on complying with the federal Clean Air Act and the numerous resulting state and federal regulations. From 1998 through June 2008, we have incurred $789 million in capital expenditures to comply with Michigan’s Nitrogen Oxides Implementation Plan. We plan to spend an additional $780 million for equipment installation through 2015 to comply with a number of

CMS-17

CMS Energy Corporation
environmental regulations, including regulations limiting nitrogen oxides and sulfur dioxide emissions. We expect to recover these costs in customer rates.
Clean Air Interstate Rule: In March 2005, the EPA adopted CAIR, which required additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. CAIR was appealed to the U.S. Court of Appeals for the District of Columbia and on July 11, 2008, the Court issued its decision, vacating CAIR and the CAIR federal implementation plan in their entirety. The decision remands CAIR back to the EPA to form a new rule, which will likely take considerable time. If the decision stands and no further appeals are pursued, this mandate may affect our numerous air regulatory initiatives currently underway. We cannot predict the likelihood of any motions or appeals that may affect the final order vacating CAIR.
State and Federal Mercury Air Rules: In March 2005, the EPA issued the CAMR, which required initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. A number of states and other entities appealed certain portions of the CAMR to the U.S. Court of Appeals for the District of Columbia. The U.S. Court of Appeals for the District of Columbia decided the case in February 2008, and determined that the rules developed by the EPA were not consistent with the Clean Air Act. We continue to monitor the development of federal regulations in this area.
In April 2006, Michigan’s governor proposed a plan that would result in mercury emissions reductions of 90 percent by 2015. If this plan is made effective, we estimate the costs associated with Michigan’s mercury plan will be approximately $530 million by 2015. A draft of the state rule is expected to be issued for comment sometime in 2008.
Routine Maintenance Classification: The EPA has alleged that some utilities have incorrectly classified plant modifications as “routine maintenance” rather than seeking permits from the EPA to modify their plants. We responded to information requests from the EPA on this subject in 2000, 2002, and 2006. We believe that we have properly interpreted the requirements of “routine maintenance.” If the EPA finds that our interpretation is incorrect, we could be required to install additional pollution controls at some or all of our coal-fired electric generating plants and to pay fines. Additionally, we would need to assess the viability of continuing operations at certain plants. We cannot predict the financial impact or outcome of this issue.
Greenhouse Gases: The United States Congress has introduced proposals that would require reductions in emissions of greenhouse gases, including carbon dioxide. These laws, or similar state laws or rules, if enacted, could require us to replace equipment, install additional equipment for pollution controls, purchase allowances, curtail operations, or take other steps. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material, and cost recovery cannot be assured, we expect to have an opportunity to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
Water: In July 2004, the EPA issued rules that govern existing electric generating plant cooling water intake systems (“Phase II Rule”). These rules require a significant reduction in the number of fish harmed by intake structures at large existing power plants. The EPA compliance options in the rule were challenged before the United States Court of Appeals for the Second Circuit. In January 2007, the court rejected many of the compliance options favored by industry and remanded the bulk of the rule back to the EPA for reconsideration. The United States Court of Appeals for the Second Circuit’s ruling is expected to increase significantly the cost of complying with this rule, but we will not know the cost to comply until the EPA’s reconsideration is complete. In April 2008, the U.S. Supreme Court agreed to hear this case, thereby extending the time before this issue is finally resolved.

CMS-18

CMS Energy Corporation
We cannot estimate the effect of federal or state environmental policies on our future consolidated results of operations, cash flows, or financial position due to the uncertain nature of the policies. We will continue to monitor these developments and respond to their potential implications for our business operations.
For additional details on electric environmental matters, see Note 4, Contingencies, “Consumers’ Electric Utility Contingencies — Electric Environmental Matters.”
Electric ROA: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At June 2008, alternative electric suppliers were providing 342 MW of generation service to ROA customers, which is 4 percent of our total distribution load and represents an increase of 13 percent compared with the ROA load at June 2007 of 302 MW.
In November 2004, the MPSC issued an order allowing us to recover Stranded Costs incurred in 2002 and 2003 through a surcharge applied to ROA customers. Since the MPSC order, we have experienced a downward trend in ROA customers, although recently this trend has slightly reversed. A decline in the number of ROA customers may affect negatively our ability to recover these Stranded Costs in a timely manner, and we may require legislative or regulatory assistance to recover these Stranded Costs fully.
Electric Rate Case: During 2007, we filed applications with the MPSC seeking an 11.25 percent authorized return on equity and, as revised, an annual increase in revenues of $265 million. The filings sought recovery of the costs associated with increased plant investment, including the purchase of the Zeeland power plant, increased equity investment, higher operation and maintenance expenses, recovery of transaction costs from the sale of Palisades, and the approval of an energy efficiency program.
In June 2008, the MPSC issued an order authorizing us to increase base rates by $28 million. This is lower than our revised position primarily due to the MPSC’s authorized return on equity of 10.7 percent and the final determination of our Zeeland plant revenue requirement.
Palisades Regulatory Proceedings: We sold Palisades to Entergy in April 2007. The MPSC order approving the transaction requires that we credit $255 million of excess sale proceeds and decommissioning amounts to our retail customers by December 2008. There are additional excess sales proceeds and decommissioning fund balances of $135 million above the amount in the MPSC order. The MPSC order in our electric rate case instructed us to offset the excess sales proceeds and decommissioning fund balances with $26 million of transaction costs from the Palisades sale and credit the remaining balance over a nine-month period beginning in August 2008.
For additional details and material changes relating to the restructuring of the electric utility industry and electric rate matters, see Note 4, Contingencies, “Consumers’ Electric Utility Rate Matters.”
The MCV PPA: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell 1,240 MW of electricity to Consumers for 35 years beginning in 1990. In June 2008, the MPSC approved an amended and restated MCV PPA. The amended and restated MCV PPA provides for:
•	a capacity charge of $10.14 per MWh of available capacity,

•	a fixed energy charge based on our annual average base load coal generating plant operating and maintenance cost,

•	a variable energy charge for all delivered energy that reflects the MCV Partnership’s cost of production, and

•	an option for us to extend the MCV PPA for five years or purchase the MCV Facility at the conclusion of the MCV PPA’s term in March 2025.

CMS-19

CMS Energy Corporation
This resolves the issues concerning our exercise of the September 2007 regulatory-out provision in the MCV PPA.
For additional details on the MCV PPA, see Note 4, Contingencies, “Other Consumers’ Electric Utility Contingencies — The MCV PPA.”
Gas Utility Business Outlook
Gas Deliveries: We expect that gas deliveries in 2008 will decline approximately one percent, on a weather-adjusted basis, relative to 2007 due to continuing conservation and overall economic conditions in Michigan. We expect gas deliveries to average a decline of one-half of one percent annually over the next five years. Actual delivery levels from year to year may vary from this trend due to the following:
•	fluctuations in weather conditions,

•	use by independent power producers,

•	availability and development of renewable energy sources,

•	changes in gas commodity prices,

•	Michigan economic conditions,

•	the price of competing energy sources or fuels, and

•	energy efficiency and conservation.
Gas Utility Business Uncertainties
Several gas business trends and uncertainties may affect our future financial results and financial condition. These trends and uncertainties could have a material impact on future revenues and income from gas operations.
Gas Environmental Estimates: We expect to incur investigation and remedial action costs at a number of sites, including 23 former manufactured gas plant sites. For additional details, see Note 4, Contingencies, “Consumers’ Gas Utility Contingencies — Gas Environmental Matters.”
Gas Cost Recovery: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudence in annual plan and reconciliation proceedings. For additional details on GCR, see Note 4, Contingencies, “Consumers’ Gas Utility Rate Matters – Gas Cost Recovery.”
Gas Depreciation: In June 2007, the MPSC issued its final order in a generic ARO accounting case and modified the filing requirement for our next gas depreciation case. The order changed the filing requirement date from 90 days after the issuance of that order to no later than August 1, 2008. On August 1, 2008, we filed a gas depreciation case using 2007 data and the ordered variations on traditional cost-of-removal methodologies. We cannot predict the outcome of this matter.
If a final order in our gas depreciation case is not issued concurrently with a final order in a general gas rate case, the MPSC may incorporate the results of the depreciation case into general gas rates through a surcharge, which may be either positive or negative.
2007 Gas Rate Case: In August 2007, the MPSC approved a partial settlement agreement authorizing an annual rate increase of $50 million, including an authorized return on equity of 10.75 percent. In September 2007, the MPSC reopened the record in the case to allow all interested parties to be heard concerning the approval of an energy efficiency program, which we proposed in our original filing. In April 2008, the MPSC approved a settlement agreement withdrawing the proposed energy efficiency program and closed the case.

CMS-20

CMS Energy Corporation
2008 Gas Rate Case: In February 2008, we filed an application with the MPSC for an annual gas rate increase of $91 million based on an 11 percent authorized return on equity. The MPSC staff and intervenors are scheduled to file testimony in August 2008.
Lost and Unaccounted for Gas: Gas utilities typically lose a portion of gas as it is injected into and withdrawn from storage and sent through transmission and distribution systems. We recover the cost of lost and unaccounted for gas through general rate cases, which have traditionally provided recovery, based on an average of the previous five years of actual losses. To the extent that we experience lost and unaccounted for gas that exceeds the previous five-year average, we may be unable to recover these amounts in rates.
Enterprises Outlook
Our primary focus with respect to our remaining non-utility businesses is to optimize cash flow and maximize the value of our assets.
In connection with the sale of our Argentine and Michigan assets to Lucid Energy in March 2007, we entered into agreements that granted MEI, an affiliate of Lucid Energy, rights to certain awards or proceeds that we may receive in the future. These included the right to any proceeds from an assignment of the ICSID award associated with TGN, as well as an option to purchase CMS Gas Transmission’s ownership interests in TGN.
In May 2008, the Republic of Argentina had not paid the ICSID award as due, causing its option to purchase our interests in TGN to expire. In June 2008, we executed an agreement with MEI and a third party to assign the ICSID award and to sell our interests in TGN directly to the third party. In accordance with the agreements executed in March 2007, the proceeds from the assignment of the ICSID award and the sale of TGN were passed on to MEI. In light of these events, during the second quarter we recognized in earnings an $8 million deferred gain on the assignment of the ICSID award. For additional details, see Note 3, Asset Sales, Discontinued Operations and Impairment Charges.
At June 30, 2008, $7 million remains as a deferred credit on our Consolidated Balance Sheets related to MEI’s right to proceeds that Enterprises will receive if it sells its stock interest in CMS Generation San Nicolas Company.
Uncertainties: Trends and uncertainties that could have a material impact on our consolidated income, cash flows, or balance sheet and credit improvement include:
•	the impact of indemnity and environmental remediation obligations at Bay Harbor,

•	the outcome of certain legal proceedings,

•	the impact of representations, warranties, and indemnities we provided in connection with the sales of our international assets, and

•	changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings.
Other Outlook
Software Implementation: In July 2008, we implemented an integrated business software system for customer billing, finance, purchasing/supply chain, human resources and payroll, and utility asset construction and maintenance work management. We expect the new business software to improve customer service and reduce operating system risk. The total project cost for the initial implementation was $16 million in operating expenses and $174 million in capital expenditures.

CMS-21

CMS Energy Corporation
Advanced Metering Infrastructure: We are developing an advanced metering system that will provide enhanced controls and information about our customer energy usage and notification of service interruptions. The system also will allow customers to make decisions about energy efficiency and conservation, provide other customer benefits, and reduce costs. We expect to develop integration software and pilot new technology over approximately the next two years, and incur capital expenditures of approximately $800 million over the next seven years. Over the long-term, we do not expect this project to affect customer rates significantly.
Litigation and Regulatory Investigation: We are the subject of an investigation by the DOJ regarding round-trip trading transactions by CMS MST. Also, we are named as a party in various litigation matters including, but not limited to, several lawsuits regarding alleged false natural gas price reporting and price manipulation. Additionally, the SEC is investigating the actions of former CMS Energy subsidiaries in relation to Equatorial Guinea. For additional details regarding these and other matters, see Note 4, Contingencies and Part II, Item 1. Legal Proceedings.
IMPLEMENTATION OF NEW ACCOUNTING STANDARDS
SFAS No. 157, Fair Value Measurements: This standard, which was effective for us January 1, 2008, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The implementation of this standard did not have a material effect on our consolidated financial statements. For additional details on our fair value measurements, see Note 2, Fair Value Measurements.
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158. Phase one of this standard, implemented in December 2006, required us to recognize the funded status of our defined benefit postretirement plans on our Consolidated Balance Sheets at December 31, 2006. Phase two, implemented in January 2008, required us to change our plan measurement date from November 30 to December 31, effective for the year ending December 31, 2008. For additional details, see Note 8, Retirement Benefits.
SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment to FASB Statement No. 115: This standard, which was effective for us January 1, 2008, gives us the option to measure certain financial instruments and other items at fair value, with changes in fair value recognized in earnings. We have not elected the fair value option for any financial instruments or other items.
FSP FIN 39-1, Amendment of FASB Interpretation No. 39: In April 2007, the FASB issued FSP FIN 39-1, which was effective for us January 1, 2008. This standard permits us to offset the fair value of derivative instruments held under master netting arrangements with cash collateral received or paid for those derivatives. Adopting this standard resulted in an immaterial reduction to both our total assets and total liabilities. There was no impact on earnings from adopting this standard. We applied the standard retrospectively for all periods presented in our consolidated financial statements. For additional details, see Note 7, Financial and Derivative Instruments, “CMS ERM Contracts.”
EITF Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: EITF Issue 06-11 requires companies to recognize, as an increase to additional paid-in capital, the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards. We implemented EITF Issue 06-11 on January 1, 2008. This implementation did not have a material effect on our consolidated financial statements.

CMS-22

CMS Energy Corporation
NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE
SFAS No. 141(R), Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes how an acquiring entity should measure and recognize assets acquired, liabilities assumed, and noncontrolling interests acquired through a business combination. The standard also establishes how goodwill or gains from bargain purchases should be measured and recognized and what information the acquirer should disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. Costs of an acquisition are to be recognized separately from the business combination. We will apply SFAS No. 141(R) prospectively to any business combination for which the date of acquisition is on or after January 1, 2009.
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51: Under SFAS No. 160, effective for us January 1, 2009, ownership interests in subsidiaries held by third parties, which are currently referred to as minority interests, will be presented as noncontrolling interests and shown separately on our Consolidated Balance Sheets within equity. We are evaluating the impact SFAS No. 160 will have on our consolidated financial statements. For additional details, see Note 1, Corporate Structure and Accounting Policies.
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133: In March 2008, the FASB issued SFAS No. 161, effective for us January 1, 2009. This standard will require entities to provide enhanced disclosures about how and why derivatives are used, how derivatives and related hedged items are accounted for under SFAS No. 133, and how derivatives and related hedged items affect financial position, financial performance, and cash flows. This standard will have no effect on our consolidated financial statements.
FSP FAS 142-3, Determination of the Useful Life of Intangible Assets: In April 2008, the FASB issued FSP FAS 142-3, effective for us January 1, 2009. This standard amends SFAS No. 142, Goodwill and Other Intangible Assets, to require expanded consideration of expected future renewals or extensions of intangible assets when determining their useful life. This standard will be applied prospectively for intangible assets acquired after the effective date. We are evaluating the impact this standard will have on our consolidated financial statements.
FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement): In April 2008, the FASB issued FSP APB 14-1, effective for us January 1, 2009. This standard will apply retroactively to our convertible debt securities, and will require us to account for the liability and equity components separately and in a manner that will reflect our borrowing rate for nonconvertible debt. We are evaluating the impact this standard will have on our consolidated financial statements. For additional details on our convertible debt instruments, see Note 5, Financings and Capitalization.
FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities: In June 2008, the FASB issued FSP EITF 03-6-1, effective for us January 1, 2009. Under this standard, awards that accrue cash dividends (whether paid or unpaid) when common shareholders receive dividends are considered participating securities if the dividends do not need to be returned to the company when the employee forfeits the award. We have unvested restricted stock awards outstanding that will be considered participating securities and thus will be included in the computation of basic EPS. We are evaluating the impact this standard will have on our consolidated financial statements.

CMS-23

CMS Energy Corporation
EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock: In June 2008, the FASB ratified EITF Issue 07-5, effective for us January 1, 2009. This standard establishes criteria for determining whether freestanding instruments or embedded features are considered “indexed to an entity’s own stock.” This guidance will be relevant to us in assessing the equity conversion features in our contingently convertible senior notes and preferred stock. These conversion features have been exempted from derivative accounting because they are indexed to our own stock and would be classified in stockholders’ equity. We will have to assess whether they are still considered indexed to our own stock under this new guidance. The standard applies to all outstanding instruments at January 1, 2009, with any transition impacts recognized as a cumulative effect adjustment to the opening balance of retained earnings. We are evaluating the impact, if any, this standard will have on our consolidated financial statements.

CMS-24

CMS Energy Corporation
(This page intentionally left blank)

CMS-25

CMS Energy Corporation
Consolidated Statements of Income (Loss)
(Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2008	2007	2008	2007

Operating Revenue	$1,365	$1,319	$3,549	$3,508

Earnings (Loss) from Equity Method Investees	(1)	17	(2)	36

Operating Expenses
Fuel for electric generation	135	125	297	250
Purchased and interchange power	297	374	620	689
Cost of gas sold	351	320	1,335	1,338
Other operating expenses	209	233	397	488
Maintenance	49	49	89	110
Depreciation and amortization	128	121	301	281
General taxes	48	55	108	123
Asset impairment charges	—	38	—	280
Loss (gain) on asset sales, net	(8)	14	(8)	2

	1,209	1,329	3,139	3,561

Operating Income (Loss)	155	7	408	(17)

Other Income (Deductions)
Interest and dividends	9	30	18	45
Regulatory return on capital expenditures	8	7	16	15
Foreign currency gain, net	—	1	—	1
Other income	3	8	6	11
Other expense	(5)	(14)	(6)	(17)

	15	32	34	55

Fixed Charges
Interest on long-term debt	84	100	171	199
Interest on long-term debt — related parties	4	4	7	7
Other interest	7	17	18	22
Capitalized interest	(1)	(1)	(3)	(4)
Preferred dividends of subsidiaries	—	—	1	1

	94	120	194	225

Income (Loss) Before Income Taxes	76	(81)	248	(187)

Income Tax Expense (Benefit)	25	(29)	89	(104)

Income (Loss) Before Minority Interests, Net	51	(52)	159	(83)

Minority Interests, Net	1	3	3	5

Income (Loss) From Continuing Operations	50	(55)	156	(88)

Income (Loss) From Discontinued Operations, Net of Tax (Tax Benefit) of $(1), $62, $(1) and $(1)	(1)	91	(1)	(87)

Net Income (Loss)	49	36	155	(175)
Preferred Dividends	3	3	6	6
Redemption Premium on Preferred Stock	—	—	—	1

Net Income (Loss) Available to Common Stockholders	$46	$33	$149	$(182)

The accompanying notes are an integral part of these statements.

CMS-26

			In Millions, Except Per Share Amounts
		Three Months Ended		Six Months Ended
June 30		2008	2007	2008	2007
		(Unaudited)
CMS Energy
	Net Income (Loss)
	Net Income (Loss) Available to Common Stockholders	$46	$33	$149	$(182)

	Basic Earnings (Loss) Per Average Common Share
	Income (Loss) from Continuing Operations	$0.21	$(0.26)	$0.67	$(0.43)
	Income (Loss) from Discontinued Operations	(0.01)	0.41	(0.01)	(0.39)

	Net Income (Loss) Available to Common Stock	$0.20	$0.15	$0.66	$(0.82)

	Diluted Earnings (Loss) Per Average Common Share
	Income (Loss) from Continuing Operations	$0.20	$(0.26)	$0.63	$(0.43)
	Income (Loss) from Discontinued Operations	(0.01)	0.41	(0.01)	(0.39)

	Net Income (Loss) Available to Common Stock	$0.19	$0.15	$0.62	$(0.82)

	Dividends Declared Per Common Share	$0.09	$0.05	$0.18	$0.10

The accompanying notes are an integral part of these statements.

CMS-27

(This page intentionally left blank)

CMS-28

CMS Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

		In Millions
Six Months Ended June 30	2008	2007

Cash Flows from Operating Activities
Net income (loss)	$155	$(175)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization, net of nuclear decomissioning of $- and $2	301	286
Deferred income taxes and investment tax credit	83	(128)
Minority interests (obligations), net	3	(16)
Asset impairment charges	—	280
Postretirement benefits expense	76	69
Regulatory return on capital expenditures	(16)	(15)
Capital lease and other amortization	19	24
Loss (gain) on the sale of assets	(8)	135
Loss (earnings) from equity method investees	2	(36)
Cash distributions from equity method investees	—	14
Postretirement benefits contributions	(25)	(25)
Electric sales contract termination payment	(275)	—
Changes in other assets and liabilities:
Decrease (increase) in accounts receivable and accrued revenues	187	(198)
Decrease in accrued power supply and gas revenue	40	41
Decrease in inventories	139	192
Increase (decrease) in accounts payable	3	(7)
Decrease in accrued expenses	(49)	(61)
Decrease in other current and non-current assets	128	92
Decrease in other current and non-current liabilities	(112)	(71)

Net cash provided by operating activities	651	401

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(340)	(378)
Cost to retire property	(12)	(5)
Restricted cash	7	30
Investments in nuclear decommissioning trust funds	—	(1)
Proceeds from nuclear decommissioning trust funds	—	317
Proceeds from sale of assets	—	1,616
Cash relinquished from sale of assets	—	(113)
Deposit on pending asset sale	—	16
Other investing	1	(3)

Net cash provided by (used in) investing activities	(344)	1,479

Cash Flows from Financing Activities
Proceeds from notes, bonds, and other long-term debt	526	47
Issuance of common stock	4	11
Retirement of bonds and other long-term debt	(594)	(332)
Redemption of preferred stock	—	(32)
Payment of common stock dividends	(41)	(22)
Payment of preferred stock dividends	(6)	(6)
Payment of capital lease and financial lease obligations	(12)	(8)
Debt issuance costs, financing fees, and other	(5)	—

Net cash used in financing activities	(128)	(342)

Effect of Exchange Rates on Cash	—	2

Net Increase in Cash and Cash Equivalents	179	1,540

Cash and Cash Equivalents, Beginning of Period	348	351

Cash and Cash Equivalents, End of Period	$527	$1,891

The accompanying notes are an integral part of these statements.

CMS-29

CMS Energy Corporation
Consolidated Balance Sheets
ASSETS

		In Millions
	June 30	December 31
	2008	2007
	(Unaudited)
Plant and Property (at cost)
Electric utility	$8,695	$8,555
Gas utility	3,511	3,467
Enterprises	392	391
Other	34	34

	12,632	12,447
Less accumulated depreciation, depletion and amortization	4,294	4,166

	8,338	8,281
Construction work-in-progress	557	447

	8,895	8,728

Investments
Enterprises	3	6
Other	5	5

	8	11

Current Assets
Cash and cash equivalents at cost, which approximates market	527	348
Restricted cash at cost, which approximates market	28	34
Notes receivable	75	68
Accounts receivable and accrued revenue, less allowances of $22 in 2008 and $21 in 2007	645	837
Accrued power supply revenue	2	45
Accounts receivable — related parties	2	2
Inventories at average cost
Gas in underground storage	993	1,123
Materials and supplies	95	86
Generating plant fuel stock	106	125
Regulatory assets — postretirement benefits	19	19
Deferred property taxes	124	158
Prepayments and other	31	35

	2,647	2,880

Non-current Assets
Regulatory Assets
Securitized costs	443	466
Postretirement benefits	867	921
Customer Choice Act	121	149
Other	464	504
Deferred income taxes	78	99
Notes receivable, less allowances of $31 in 2008 and 2007	169	170
Other	198	264

	2,340	2,573

Total Assets	$13,890	$14,192

The accompanying notes are an integral part of these statements.

CMS-30

STOCKHOLDERS’ INVESTMENT AND LIABILITIES

		In Millions
	June 30	December 31
	2008	2007
	(Unaudited)
Capitalization
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 225.5 shares in 2008 and 225.1 shares in 2007	$2	$2
Other paid-in capital	4,488	4,480
Accumulated other comprehensive loss	(22)	(144)
Retained deficit	(2,106)	(2,208)

	2,362	2,130

Preferred stock of subsidiary	44	44
Preferred stock	249	250

Long-term debt	5,520	5,385
Long-term debt — related parties	178	178
Non-current portion of capital lease obligations	216	225

	8,569	8,212

Minority Interests	52	53

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	517	722
Notes payable	—	1
Accounts payable	478	430
Accrued rate refunds	66	19
Accounts payable — related parties	—	1
Accrued interest	99	103
Accrued taxes	226	308
Regulatory liabilities	204	164
Deferred income taxes	122	41
Electric sales contract termination liability	3	279
Argentine currency impairment reserve	—	197
Other	167	208

	1,882	2,473

Non-current Liabilities
Regulatory Liabilities
Regulatory liabilities for cost of removal	1,172	1,127
Income taxes, net	572	533
Other regulatory liabilities	150	313
Postretirement benefits	868	858
Deferred investment tax credit	56	58
Asset retirement obligation	202	198
Other	367	367

	3,387	3,454

Commitments and Contingencies (Notes 4, 5 and 7)

Total Stockholders’ Investment and Liabilities	$13,890	$14,192

The accompanying notes are an integral part of these statements.

CMS-31

CMS Energy Corporation
Consolidated Statements of Common Stockholders’ Equity
(Unaudited)

			In Millions
	Three Months Ended		Six Months Ended
June 30	2008	2007	2008	2007

Common Stock
At beginning and end of period	$2	$2	$2	$2

Other Paid-in Capital
At beginning of period	4,483	4,468	4,480	4,468
Common stock issued	5	9	8	22
Common stock reissued	—	—	—	6
Redemption of preferred stock	—	—	—	(19)

At end of period	4,488	4,477	4,488	4,477

Accumulated Other Comprehensive Loss
Retirement Benefits Liability
At beginning of period	(16)	(23)	(15)	(23)
Retirement benefits liability adjustments (a)	—	—	(1)	—

At end of period	(16)	(23)	(16)	(23)

Investments
At beginning of period	(4)	14	—	14
Unrealized gain (loss) on investments (a)	(1)	2	(5)	2

At end of period	(5)	16	(5)	16

Derivative Instruments
At beginning of period	(1)	(14)	(1)	(12)
Unrealized loss on derivative instruments (a)	—	—	—	(3)
Reclassification adjustments included in net income (loss) (a)	—	13	—	14

At end of period	(1)	(1)	(1)	(1)

Foreign Currency Translation
At beginning of period	(128)	(169)	(128)	(297)
Sale of interests in TGN (a)	128	—	128	—
Sale of Argentine assets (a)	—	—	—	128
Sale of Brazilian assets (a)	—	36	—	36
Other foreign currency translations (a)	—	4	—	4

At end of period	—	(129)	—	(129)

Total Accumulated Other Comprehensive Loss	(22)	(137)	(22)	(137)

Retained Deficit
At beginning of period	(2,131)	(2,162)	(2,208)	(1,918)
Effects of changing the retirement plans measurement date pursuant to SFAS No. 158
Service cost, interest cost, and expected return on plan assets for December 1 through December 31, 2007, net of tax	—	—	(4)	—
Additional loss from December 1 through December 31, 2007, net of tax	—	—	(2)	—
Adjustment to initially apply FIN 48, net of tax	—	—	—	(18)
Net income (loss) (a)	49	36	155	(175)
Preferred stock dividends declared	(3)	(3)	(6)	(6)
Common stock dividends declared	(21)	(11)	(41)	(22)
Redemption of preferred stock	—	—	—	(1)

At end of period	(2,106)	(2,140)	(2,106)	(2,140)

Total Common Stockholders’ Equity	$2,362	$2,202	$2,362	$2,202

The accompanying notes are an integral part of these statements.

CMS-32

				In Millions
	Three Months Ended		Six Months Ended
June 30	2008	2007	2008	2007
	(Unaudited)
(a) Disclosure of Comprehensive Income:

Net income (loss)	$49	$36	$155	$(175)

Retirement benefits liability adjustments, net of tax of $-, $1, $2, and $1, respectively	—	—	(1)	—

Unrealized gain (loss) on investments, net of tax (tax benefit) of $(1), $1, $(3), and $1, respectively	(1)	2	(5)	2

Derivative Instruments
Unrealized loss on derivative instruments, net of tax (tax benefit) of $-, $(1), $-, and $2, respectively	—	—	—	(3)
Reclassification adjustments included in net income (loss) , net of tax of $-, $7, $-, and $7, respectively	—	13	—	14
Sale of interests in TGN, net of tax of $69	128	—	128	—
Sale of Argentine assets, net of tax of $68	—	—	—	128
Sale of Brazilian assets, net of tax of $20	—	36	—	36
Other foreign currency translations	—	4	—	4

Total Comprehensive Income	$176	$91	$277	$6

The accompanying notes are an integral part of these statements.

CMS-33

(This page intentionally left blank)

CMS-34

CMS Energy Corporation
CMS Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These interim Consolidated Financial Statements have been prepared by CMS Energy in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, CMS Energy has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. CMS Energy has reclassified certain prior year amounts to conform to the presentation in the current year. Therefore, the consolidated financial statements for the three and six months ended June 30, 2007 have been updated for amounts previously reported. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in CMS Energy’s Form 10-K for the year ended December 31, 2007. Due to the seasonal nature of CMS Energy’s operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
1: CORPORATE STRUCTURE AND ACCOUNTING POLICIES
Corporate Structure: CMS Energy is an energy company operating primarily in Michigan. We are the parent holding company of several subsidiaries including Consumers and Enterprises. Consumers is a combination electric and gas utility company serving in Michigan’s Lower Peninsula. Enterprises, through its subsidiaries and equity investments, is engaged primarily in domestic independent power production. We manage our businesses by the nature of services each provides and operate principally in three business segments: electric utility, gas utility, and enterprises.
Principles of Consolidation: The consolidated financial statements comprise CMS Energy, Consumers, Enterprises, and all other entities in which we have a controlling financial interest or are the primary beneficiary, in accordance with FIN 46(R). We use the equity method of accounting for investments in companies and partnerships that are not consolidated, where we have significant influence over operations and financial policies, but are not the primary beneficiary. We eliminate intercompany transactions and balances.
Use of Estimates: We prepare our consolidated financial statements in conformity with U.S. GAAP. We are required to make estimates using assumptions that may affect the reported amounts and disclosures. Actual results could differ from those estimates.
We record estimated liabilities for contingencies in our consolidated financial statements when it is probable that a liability has been incurred, and when the amount of loss can be reasonably estimated. For additional details, see Note 4, Contingencies.
Revenue Recognition Policy: We recognize revenues from deliveries of electricity and natural gas, and from the transportation, processing, and storage of natural gas when services are provided. We record unbilled revenues for the estimated amount of energy delivered to customers but not yet billed. Our unbilled receivables were $352 million at June 30, 2008 and $490 million at December 31, 2007. We record sales tax on a net basis and exclude it from revenues. We recognize revenues on sales of marketed electricity, natural gas, and other energy products at delivery. For contracts that qualify as derivatives, we recognize changes in the fair value of those contracts (mark-to-market gains and losses) in earnings as the changes occur.

CMS-35

Other Income and Other Expense: The following tables show the components of Other income and Other expense:

In Millions
Three Months Ended			Six Months Ended
June 30	2008	2007	2008	2007

Other income
Electric restructuring return	$—	$—	$—	$1
Return on stranded and security costs	2	2	3	3
Gain on investment	—	4	—	4
All other	1	2	3	3

Total other income	$3	$8	$6	$11

In Millions
Three Months Ended			Six Months Ended
June 30	2008	2007	2008	2007

Other expense
Derivative loss on debt tender offer	$—	$(3)	$—	$(3)
Loss on reacquired and extinguished debt	—	(11)	—	(11)
Civic and political expenditures	(3)	—	(4)	(1)
All other	(2)	—	(2)	(2)

Total other expense	$(5)	$(14)	$(6)	$(17)

Reclassifications: We have reclassified certain prior-period amounts on our Consolidated Financial Statements to conform to the presentation for the current period. These reclassifications did not affect consolidated net income (loss) or cash flows for the periods presented.
New Accounting Standards Not Yet Effective: SFAS No. 141(R), Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes how an acquiring entity should measure and recognize assets acquired, liabilities assumed, and noncontrolling interests acquired through a business combination. The standard also establishes how goodwill or gains from bargain purchases should be measured and recognized and what information the acquirer should disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. Costs of an acquisition are to be recognized separately from the business combination. We will apply SFAS No. 141(R) prospectively to any business combination for which the date of acquisition is on or after January 1, 2009.
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51: In December 2007, the FASB issued SFAS No. 160, effective for us January 1, 2009. Under this standard, ownership interests in subsidiaries held by third parties, which are currently referred to as minority interests, will be presented as noncontrolling interests and shown separately on our Consolidated Balance Sheets within equity. Any changes in our ownership interests while control is retained will be treated as equity transactions. In addition, this standard requires presentation and disclosure of the allocation between controlling and noncontrolling interests’ income from continuing operations, discontinued operations, and comprehensive income and a reconciliation of changes in the consolidated statement of equity during the reporting period. The presentation and disclosure requirements of the standard will be applied retrospectively for all periods presented. All other requirements will be applied prospectively. We are evaluating the impact SFAS No. 160 will have on our consolidated financial statements.

CMS-36

CMS Energy Corporation
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133: In March 2008, the FASB issued SFAS No. 161, effective for us January 1, 2009. This standard will require entities to provide enhanced disclosures about how and why derivatives are used, how derivatives and related hedged items are accounted for under SFAS No. 133, and how derivatives and related hedged items affect financial position, financial performance, and cash flows. This standard will have no effect on our consolidated financial statements.
FSP FAS 142-3, Determination of the Useful Life of Intangible Assets: In April 2008, the FASB issued FSP FAS 142-3, effective for us January 1, 2009. This standard amends SFAS No. 142, Goodwill and Other Intangible Assets, to require expanded consideration of expected future renewals or extensions of intangible assets when determining their useful life. This standard will be applied prospectively for intangible assets acquired after the effective date. We are evaluating the impact this standard will have on our consolidated financial statements.
FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement): In April 2008, the FASB issued FSP APB 14-1, effective for us January 1, 2009. This standard will apply retroactively to our convertible debt securities, and will require us to account for the liability and equity components separately and in a manner that will reflect our borrowing rate for nonconvertible debt. We are evaluating the impact this standard will have on our consolidated financial statements. For additional details on our convertible debt instruments, see Note 5, Financings and Capitalization.
FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities: In June 2008, the FASB issued FSP EITF 03-6-1, effective for us January 1, 2009. Under this standard, awards that accrue cash dividends (whether paid or unpaid) when common shareholders receive dividends are considered participating securities if the dividends do not need to be returned to the company when the employee forfeits the award. We have unvested restricted stock awards outstanding that will be considered participating securities and thus will be included in the computation of basic EPS. We are evaluating the impact this standard will have on our consolidated financial statements.
EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock: In June 2008, the FASB ratified EITF Issue 07-5, effective for us January 1, 2009. This standard establishes criteria for determining whether freestanding instruments or embedded features are considered “indexed to an entity’s own stock.” This guidance will be relevant to us in assessing the equity conversion features in our contingently convertible senior notes and preferred stock. These conversion features have been exempted from derivative accounting because they are indexed to our own stock and would be classified in stockholders’ equity. We will have to assess whether they are still considered indexed to our own stock under this new guidance. The standard applies to all outstanding instruments at January 1, 2009, with any transition impacts recognized as a cumulative effect adjustment to the opening balance of retained earnings. We are evaluating the impact, if any, this standard will have on our consolidated financial statements.
2: FAIR VALUE MEASUREMENTS
SFAS No. 157, which became effective January 1, 2008, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but applies to those fair value measurements recorded or disclosed under other accounting standards. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly exchange between market participants, and requires that fair value measurements incorporate all assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. The standard also eliminates the prohibition against recognizing “day one” gains and losses on derivative instruments. We did not hold any derivatives with

CMS-37

CMS Energy Corporation
“day one” gains or losses during the six months ended June 30, 2008. The standard is to be applied prospectively, except that limited retrospective application is required for three types of financial instruments, none of which we held during the six months ended June 30, 2008.
SFAS No. 157 establishes a fair value hierarchy that prioritizes inputs used to measure fair value according to their observability in the market. The three levels of the fair value hierarchy are as follows:
•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. These markets must be accessible to us at the measurement date.

•	Level 2 inputs are observable, market-based inputs, other than Level 1 prices. Level 2 inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices in inactive markets, interest rates and yield curves observable at commonly quoted intervals, credit risks, default rates, and inputs derived from or corroborated by observable market data.

•	Level 3 inputs are unobservable inputs that reflect our own assumptions about how market participants would value our assets and liabilities.
To the extent possible, we use quoted market prices or other observable market pricing data in valuing assets and liabilities measured at fair value under SFAS No. 157. If such information is unavailable, we use market-corroborated data or reasonable estimates about market participant assumptions. We classify fair value measurements within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement in its entirety.
The FASB has issued a one-year deferral of SFAS No. 157 for nonfinancial assets and liabilities, except those that are recorded or disclosed at fair value on a recurring basis. Under this partial deferral, SFAS No. 157 will not be effective until January 1, 2009 for fair value measurements in the following areas:
•	AROs,

•	most of the nonfinancial assets and liabilities acquired in a business combination, and

•	impairment analyses performed for nonfinancial assets.
SFAS No. 157 was effective January 1, 2008 for our derivative instruments, available-for-sale investment securities, and nonqualified deferred compensation plan assets and liability. The implementation of this standard did not have a material effect on our consolidated financial statements.

CMS-38

CMS Energy Corporation
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by level within the fair value hierarchy, our assets and liabilities accounted for at fair value on a recurring basis at June 30, 2008.

In Millions
	June 30, 2008	Level 1	Level 2	Level 3

Assets:
Nonqualified Deferred Compensation Plan	$5	$5	$—	$—
Assets
SERP
Equity Securities	55	55	—	—
Debt Securities	30	—	30	—
CMS ERM derivative contracts:
Non-trading electric/gas contracts (a)	31	9	19	3

Total	$121	$69	$49	$3

Liabilities:
CMS ERM derivative contracts:
Non-trading electric/gas contracts (b)	$(52)	$—	$(25)	$(27)
Nonqualified Deferred Compensation Plan	(5)	(5)	—	—
Liability

Total	$(57)	$(5)	$(25)	$(27)

(a)	This amount is gross and excludes the $18 million impact of offsetting derivative assets and liabilities under master netting arrangements and the $8 million impact of offsetting cash margin deposits held by CMS ERM.

(b)	This amount is gross and excludes the $18 million impact of offsetting derivative assets and liabilities under a master netting arrangement.
We report the fair values of our derivative assets net of these impacts within Other assets and the fair values of our derivative liabilities net of these impacts within Other liabilities on our Consolidated Balance Sheets.
Nonqualified Deferred Compensation Plan Assets: Our nonqualified deferred compensation plan assets are invested in various mutual funds. We value these assets using a market approach, which uses the daily quoted NAV provided by the fund managers that are the basis for transactions to buy or sell shares in each fund. On our Consolidated Balance Sheets, these assets are included in Other non-current assets.
SERP Assets: Our SERP assets are valued using a market approach, which incorporates prices and other relevant information from market transactions. Our SERP equity securities are held through a mutual fund that invests in securities that are listed on an active exchange or dealer market. The fair value of the SERP equity securities is based on the NAV provided by the fund manager that is calculated based on the closing prices of the securities held by the fund. The NAV is the basis for transactions to buy or sell shares in the fund. The fair values of SERP debt securities are based on a matrix pricing model that incorporates market-based information. SERP assets are included in Other non-current assets on our Consolidated Balance Sheets. For additional details about our SERP securities, see Note 7, Financial and Derivative Instruments.

CMS-39

CMS Energy Corporation
Derivative Instruments: Our derivative instruments are valued using either a market approach that incorporates information from market transactions, or an income approach that discounts future expected cash flows to a present value amount. We use various inputs to value our derivatives depending on the type of contract and the availability of market data. We have exchange-traded derivative contracts that are valued based on Level 1 quoted prices in actively traded markets. We also have derivatives that are valued using Level 2 inputs, including commodity market prices, interest rates, credit ratings, default rates, and market-based seasonality factors. For derivative instruments that extend beyond time periods in which quoted prices are available, we use modeling methods to project future prices. Such fair value measurements are classified in Level 3 unless modeling was required only for an insignificant portion of the total derivative value. CMS ERM’s non-trading contracts include an electricity sales agreement that extends beyond the term for which quoted electricity prices are available. To value this agreement, we use a proprietary forward power pricing curve that is based on forward gas prices and an implied heat rate. Our fair value model incorporates discounting, credit, and model risks. For details about our derivative contracts, see Note 7, Financial and Derivative Instruments.
Nonqualified Deferred Compensation Plan Liability: The non-qualified deferred compensation plan liability is valued based on the fair values of the plan assets, as they reflect what is owed to the plan participants in accordance with their investment elections. These liabilities, except for our primary DSSP plan liability, are included in Other non-current liabilities on our Consolidated Balance Sheets. Our primary DSSP plan liability is included in non-current Post-retirement benefits on our Consolidated Balance Sheets.
Asset/Liabilities Measured at Fair Value on a Recurring Basis using Level 3 inputs
The following table is a reconciliation of changes in the fair values of our Level 3 assets and liabilities accounted for at fair value on a recurring basis.

In Millions
CMS ERM
Non-trading
contracts

Balance at March 31, 2008	$(21)
Total gains (losses) (realized and unrealized)
Included in earnings (a)	(3)
Included in AOCL	—
Purchases, sales, issuances, and settlements (net)	—

Balance at June 30, 2008	$(24)

Unrealized gains (losses) included in earnings for the quarter ended June 30, 2008 relating to assets and liabilities still held at June 30, 2008 (a)	$(4)

CMS ERM
Non-trading
contracts

Balance at December 31, 2007	$(19)
Total gains (losses) (realized and unrealized)
Included in earnings (a)	(6)
Included in AOCL	—
Purchases, sales, issuances, and settlements (net)	1

Balance at June 30, 2008	(24)

Unrealized gains (losses) included in earnings for the six months ended June 30, 2008 relating to assets and liabilities still held at June 30, 2008 (a)	$(8)

(a)	Realized and unrealized gains (losses) for Level 3 recurring fair values are recorded in earnings as a

CMS-40

CMS Energy Corporation
component of Operating Revenue and Operating Expenses in our Consolidated Statements of Income (Loss).

3: ASSET SALES, DISCONTINUED OPERATIONS AND IMPAIRMENT CHARGES
ASSET SALES
The impacts of our asset sales are included in Loss (gain) on asset sales, net and Income (Loss) from Discontinued Operations in our Consolidated Statements of Income (Loss). Asset sales were immaterial for the six months ended June 30, 2008.
In connection with the sale of our Argentine and Michigan assets to Lucid Energy in March 2007, we entered into agreements that granted MEI, an affiliate of Lucid Energy, rights to certain awards or proceeds that we may receive in the future. These included the right to any proceeds from an assignment of the ICSID award associated with TGN, as well as an option to purchase CMS Gas Transmission’s ownership interests in TGN.
In May 2008, the Republic of Argentina had not paid the ICSID award as due, causing its option to purchase our interests in TGN to expire. In June 2008, we executed an agreement with MEI and a third party to assign the ICSID award and to sell our interests in TGN directly to the third party. In accordance with the agreements executed in March 2007, the proceeds from the assignment of the ICSID award and the sale of TGN were passed on to MEI. In light of these events, during the second quarter we recognized an $8 million deferred gain on the assignment of the ICSID award in Loss (gain) on asset sales, net in our Consolidated Statements of Income (Loss). We also recognized a $197 million cumulative net foreign currency translation loss related to TGN, which had been deferred as a Foreign Currency Translation component of stockholders’ equity. This charge was fully offset by the elimination of a $197 million Argentine currency impairment reserve on our Consolidated Balance Sheets, created when we impaired our investment in TGN in March 2007. For additional details, see “Impairment Charges” within this Note.
As of June 30, 2008, $7 million remains as a deferred credit on our Consolidated Balance Sheets related to MEI’s right to proceeds that Enterprises will receive if it sells its stock interest in CMS Generation San Nicolas Company.
The following table summarizes our asset sales for the six months ended June 30, 2007:

In Millions
				Disposal of
			Continuing	Discontinued
			Operations	Operations
		Cash	Pretax	Pretax
Month Sold	Business	Proceeds	Gain (Loss)	Gain (Loss)

March	El Chocon (a)	$50	$34	$—
March	Argentine/Michigan businesses (b)	130	(22)	(278)
April	Palisades (c)	334	—	—
April	SENECA (d)	106	—	46
May	Middle East, Africa and India businesses (e)	792	(16)	96
June	CMS Energy Brasil S.A. (f)	201	—	3
Various	Other	3	2	—

	Total	$1,616	$(2)	$(133)

(a)	We sold our interest in El Chocon to Endesa, S.A.

CMS-41

CMS Energy Corporation

(b)	We sold a portfolio of our businesses in Argentina and our northern Michigan non-utility natural gas assets to Lucid Energy.

(c)	We sold Palisades to Entergy for $380 million and received $364 million after various closing adjustments. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. Because of the sale of Palisades, we paid the NMC, the former operator of Palisades, $7 million in exit fees and forfeited our $5 million investment in the NMC. Entergy assumed responsibility for the future decommissioning of Palisades and for storage and disposal of spent nuclear fuel located at Palisades and the Big Rock ISFSI sites.

We accounted for the disposal of Palisades as a financing for accounting purposes and thus we recognized no gain on the Consolidated Statements of Income (Loss). We accounted for the remaining non-real estate assets and liabilities associated with the transaction as a sale.

(d)	We sold our ownership interest in SENECA and certain associated generating equipment to PDVSA.

(e)	We sold our ownership interest in businesses in the Middle East, Africa, and India to TAQA.

(f)	We sold CMS Energy Brasil S.A. to CPFL Energia S.A., a Brazilian utility.
DISCONTINUED OPERATIONS
Discontinued operations are a component of our Enterprises business segment. We included the following amounts in the Income (Loss) From Discontinued Operations line in our Consolidated Statements of Income (Loss):

In Millions
Three months ended June 30	2008	2007

Revenues	$—	$72

Discontinued operations:
Pretax income (loss) from discontinued operations	$(2)	$153	(a)
Income tax expense (benefit)	(1)	62

Income (Loss) From Discontinued Operations	$(1)	$91

In Millions
Six months ended June 30	2008	2007

Revenues	$—	$235

Discontinued operations:
Pretax loss from discontinued operations	$(2)	$(88	) (b)
Income tax benefit	(1)	(1)

Loss From Discontinued Operations	$(1)	$(87)

(a)	Includes a gain on disposal of SENECA of $46 million ($33 million after-tax and after minority interest), a gain on disposal of our ownership interest in businesses in the Middle East, Africa, and India of $96 million ($62 million after-tax), and a gain on disposal of CMS Energy Brasil S.A. of $3 million ($2 million after-tax).

(b)	Includes a loss on disposal of our Argentine and northern Michigan non-utility assets of $278 million ($171 million after-tax and after minority interest), a gain on disposal of SENECA of $46 million ($33 million after-tax and after minority interest), a gain on disposal of our ownership interests in businesses in the Middle East, Africa, and India of $96 million ($62 million after-tax), and a gain on

CMS-42

CMS Energy Corporation
disposal of CMS Energy Brasil S.A. of $3 million ($2 million after-tax).
For the six months ended June 30, 2007, discontinued operations include a provision for closing costs and a portion of CMS Energy’s parent company interest expense. We allocated interest expense of $7 million equal to the net book value of the asset sold divided by CMS Energy’s total capitalization of each discontinued operation multiplied by CMS Energy’s interest expense.
IMPAIRMENT CHARGES
We did not have asset impairment charges for the six months ended June 30, 2008. The following table summarizes asset impairments at our Enterprises business segment for the six months ended June 30, 2007:

In Millions

Six months ended June 30	2007

Asset impairments:
TGN (a)	$215
GasAtacama (b)	36
Jamaica (c)	22
PowerSmith (d)	5
Prairie State (e)	2

Total asset impairments	$280

(a) We recorded a $215 million impairment charge to recognize the reduction in fair value of our investment in TGN, a natural gas business in Argentina. The impairment included a cumulative net foreign currency translation loss of $197 million.
(b) We recorded an impairment charge to reflect the fair value of our investment in GasAtacama as determined in sale negotiations.
(c) We recorded an impairment charge to reflect the fair value of our investment in an electric generating plant in Jamaica by discounting a set of probability-weighted streams of future operating cash flows.
(d) We recorded an impairment charge to reflect the fair value of our investment in PowerSmith as determined in sale negotiations.
(e) We recorded an impairment charge to reflect our withdrawal from the co-development of Prairie State with Peabody Energy because it did not meet our investment criteria.
4: CONTINGENCIES
DOJ Investigation: From May 2000 through January 2002, CMS MST engaged in simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price. These transactions, referred to as round-trip trades, had no impact on previously reported consolidated net income, EPS or cash flows, but had the effect of increasing operating revenues and operating expenses by equal amounts. We are cooperating with an investigation by the DOJ concerning round-trip trading, which the DOJ commenced in May 2002. We responded to the DOJ’s last request in May 2004. We are unable to predict the outcome of this matter and what effect, if any, this investigation will have on our business.
SEC Investigation and Settlement: In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy related to round-trip trading. The order did not assess a fine and we neither admitted to nor denied the order’s findings. The settlement resolved the SEC investigation

CMS-43

CMS Energy Corporation
involving CMS Energy and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading at CMS MST. As of June 30, 2008, all three former employees have settled with the SEC.
Gas Index Price Reporting Investigation: We notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications, which compile and report index prices. We cooperated with an investigation by the DOJ regarding this matter. Although we have not received any formal notification that the DOJ has completed its investigation, the DOJ’s last request for information occurred in November 2003, and we completed our response to this request in May 2004. We are unable to predict the outcome of the DOJ investigation and what effect, if any, the investigation will have on our business.
Gas Index Price Reporting Litigation: We, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc. (the company that purchased CMS Field Services) and Cantera Gas Company are named as defendants in various lawsuits arising as a result of claimed inaccurate natural gas price reporting. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in California, Colorado, Kansas, Missouri, Tennessee, and Wisconsin. In June 2007, CMS MST settled a master class action suit in California state court for $7 million. In September 2007, the CMS Energy defendants also settled four class action suits originally filed in California federal court. The other cases in several jurisdictions remain pending. We cannot predict the financial impact or outcome of these matters.
Katz Technology Litigation: In June 2007, RAKTL filed a lawsuit in the United States District Court for the Eastern District of Michigan against us and Consumers alleging patent infringement. RAKTL claimed that automated customer service, bill payment services and gas leak reporting offered to our customers and accessed through toll free numbers infringe on patents held by RAKTL. We, along with Consumers, signed a settlement and license agreement with RAKTL in June 2008 to settle the litigation. The settlement and licensing costs with RAKTL are immaterial. On June 10, 2008, the court entered an order dismissing the case with prejudice.
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
In 2005, the EPA along with CMS Land and CMS Capital executed an AOC and approved a Removal Action Work Plan to address problems at Bay Harbor. Collection systems required under the plan have been installed and shoreline monitoring is ongoing. CMS Land and CMS Capital submitted a proposed augmentation plan to address areas where pH measurements are not satisfactory to the EPA in February 2008. CMS Land and CMS Capital and the EPA have agreed upon the augmentation measures and a schedule for their installation.
In February 2008, the MDEQ and the EPA granted permits for CMS Land or its affiliate to construct and operate a deep injection well near Alba, Michigan in eastern Antrim County. Certain environmental groups, a local township, and a local county have filed an appeal of the EPA’s decision and requested a hearing before the MDEQ concerning the permits.

CMS-44

CMS Energy Corporation
CMS Land and CMS Capital, the MDEQ, and the EPA have ongoing discussions concerning the long-term remedy for the Bay Harbor sites. These negotiations are addressing, among other things, issues relating to:
•	the disposal of leachate,

•	the capping and excavation of CKD,

•	the location and design of collection lines and upstream diversion of water,

•	potential flow of leachate below the collection system,

•	applicable criteria for various substances such as mercury, and

•	other matters that are likely to affect the scope of remedial work that CMS Land and CMS Capital may be obligated to undertake.
CMS Energy has recorded cumulative charges, including accretion expense, related to this matter of $140 million. At June 30, 2008, we have a recorded liability of $72 million for our remaining obligations. We calculated this liability based on discounted projected costs, using a discount rate of 4.45 percent and an inflation rate of 1 percent on annual operating and maintenance costs. Our discount rate is based on the interest rate for 30-year U.S. Treasury securities. The undiscounted amount of the remaining obligation is $86 million. We expect to pay $18 million in 2008, $16 million in 2009, $9 million in 2010 and in 2011, and the remaining expenditures as part of long-term liquid disposal and operating and maintenance costs. Our estimate of remedial action costs and the timing of expenditures could be impacted by any significant change in circumstances or assumptions, such as:
•	an increase in the number of problem areas,

•	different remediation techniques,

•	nature and extent of contamination,

•	continued inability to reach agreement with the MDEQ or the EPA over required remedial actions,

•	delays in the receipt of requested permits,

•	delays following the receipt of any requested permits due to legal appeals of third parties,

•	increase in water disposal costs,

•	additional or new legal or regulatory requirements, or

•	new or different landowner claims.
Depending on the size of any indemnification obligation or liability under environmental laws, an adverse outcome of this matter could have a potentially significant adverse effect on CMS Energy’s financial condition and liquidity and could negatively impact CMS Energy’s financial results. We cannot predict the financial impact or outcome of this matter.
Consumers’ Electric Utility Contingencies
Electric Environmental Matters: Our operations are subject to environmental laws and regulations. Generally, we have been able to recover in customer rates the costs to operate our facilities in compliance with these laws and regulations.
Cleanup and Solid Waste: Under the NREPA, we will ultimately incur investigation and response activity costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.
We are a potentially responsible party at a number of contaminated sites administered under the Superfund. Superfund liability is joint and several. However, many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on our experience, we estimate that our share of the total liability for most of our known Superfund sites will be between $1 million and $11 million. At June 30, 2008, we have recorded a liability for the minimum amount of our estimated probable Superfund liability in accordance with FIN 14.

CMS-45

CMS Energy Corporation
The timing of payments related to our investigation and response activities at our Superfund and NREPA sites is uncertain. Any significant change in assumptions, such as different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of response activity costs and the timing of our payments.
Ludington PCB: In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at Ludington. We removed and replaced part of the PCB material with non-PCB material. Since proposing a plan to deal with the remaining materials, we have had several communications with the EPA. The EPA has proposed a rule that would allow us to leave the material in place, subject to certain restrictions. We are not able to predict when the EPA will issue a final ruling. We cannot predict the financial impact or outcome of this matter.
Electric Utility Plant Air Permit Issues: In April 2007, we received a Notice of Violation (NOV)/Finding of Violation (FOV) from the EPA alleging that 14 of our utility boilers exceeded visible emission limits in their associated air permits. The utility boilers are located at the Karn/Weadock Generating Complex, Campbell Plant, Cobb Electric Generating Station and Whiting Plant, which are all in Michigan. We have responded formally to the NOV/FOV denying the allegations and are awaiting the EPA’s response to our submission. We cannot predict the financial impact or outcome of this matter.
Litigation: In 2003, a group of eight PURPA qualifying facilities (the plaintiffs) filed a lawsuit in Ingham County Circuit Court. The lawsuit alleged that we incorrectly calculated the energy charge payments made under power purchase agreements. The judge deferred to the primary jurisdiction of the MPSC, dismissing the circuit court case without prejudice. In February 2005, the MPSC issued an order in the 2004 PSCR plan case concluding that we have been correctly administering the energy charge calculation methodology. The plaintiffs appealed the MPSC order to the Michigan Court of Appeals, which, in April 2008, affirmed the MPSC order. The plaintiffs filed an application for leave to appeal with the Michigan Supreme Court. We believe we have been performing the calculation in the manner prescribed by the power purchase agreement and have not recorded any reserves. We cannot predict the financial impact or outcome of this matter.
Consumers’ Electric Utility Rate Matters
Electric ROA: The Customer Choice Act allows electric utilities to recover their net Stranded Costs. In November 2004, the MPSC approved recovery of our Stranded Costs incurred in 2002 and 2003 plus interest through the period of collection. At June 30, 2008, we had a regulatory asset for Stranded Costs of $70 million. We collect these Stranded Costs through a surcharge on ROA customers. Since the MPSC order, we have experienced a downward trend in ROA customers, although recently this trend has slightly reversed. A decline in the number of ROA customers may affect negatively our ability to recover these Stranded Costs in a timely manner, and we may require legislative or regulatory assistance to recover these Stranded Costs fully.

CMS-46

CMS Energy Corporation
Power Supply Costs: The PSCR process is designed to allow us to recover reasonable and prudent power supply costs. The MPSC reviews these costs for reasonableness and prudence in annual plan proceedings and in annual plan reconciliation proceedings. The following table summarizes our PSCR reconciliation filing currently pending with the MPSC:
Power Supply Cost Recovery Reconciliation

PSCR Cost
		Net Under-	of Power	Description of Net
PSCR Year	Date Filed	recovery	Sold	Underrecovery

2007 Reconciliation	March 2008	$42 million (a)	$1.628 billion	Underrecovery relates primarily to the removal of $44 million of Palisades sale proceeds credits from the PSCR. The MPSC directed that we refund these credits through a separate surcharge versus a reduction of power supply costs.

(a) This amount includes 2006 underrecoveries as allowed by the MPSC order in our 2007 PSCR plan case.
2006 PSCR Reconciliation: Our 2006 PSCR reconciliation resulted in a $56 million underrecovery. The April 2008 MPSC order disallowed $6 million related to certain replacement power costs and the recovery of discount credits provided to certain customers. As a result, we reduced our Accrued power supply revenue for the period ended March 31, 2008 for this amount. The MPSC order also addressed the allocation of our proceeds from the sale of sulfur dioxide allowances of $62 million. The MPSC order directed us to credit $44 million of the proceeds to PSCR customers and allowed us to retain $18 million of the proceeds. We previously reserved all proceeds as a regulatory liability. As a result of the MPSC order, we recognized our retained portion in earnings for the period ended March 31, 2008.
2007 PSCR Plan: In April 2008, the MPSC issued an order allowing us to continue to use our 2007 PSCR monthly factor as approved in its temporary order, with minor adjustments. The order also allowed us to include prior year underrecoveries and overrecoveries in future PSCR plans as prescribed in the temporary order. Furthermore, the MPSC order directed us to allocate the proceeds from the sale of sulfur dioxide allowances to PSCR customers in the manner approved in the 2006 PSCR reconciliation case.
2008 PSCR Plan: In September 2007, we submitted our 2008 PSCR plan filing to the MPSC. The plan includes recovery of 2007 PSCR underrecoveries, which were $42 million. We self-implemented a 2008 PSCR charge in January 2008. In June 2008, the ALJ issued a Proposal for Decision that is consistent with our position, with minor exceptions.
We expect to recover fully all of our PSCR costs. When we are unable to collect these costs as they are incurred, there is a negative impact on our cash flows from electric utility operations. We cannot predict the financial impact or the outcome of these proceedings.
Electric Rate Case: During 2007, we filed applications with the MPSC seeking an 11.25 percent authorized return on equity and, as revised, an annual increase in revenues of $265 million. The filings sought recovery of the costs associated with increased plant investment, including the purchase of the Zeeland power plant, increased equity investment, higher operation and maintenance expenses, recovery of transaction costs from the sale of Palisades, and the approval of an energy efficiency program. In June

CMS-47

CMS Energy Corporation
2008, the MPSC issued an order authorizing us to increase base rates by $28 million. This is lower than our revised position primarily due to the MPSC’s authorized return on equity of 10.7 percent and the final determination of our Zeeland plant revenue requirement. The MPSC order further instructed that we absorb $2 million of the Palisades sale transaction costs and that we exclude the energy efficiency surcharge from base rates until pending legislation regarding energy efficiency programs is completed.
The following table summarizes the components of the requested increase in revenue and the MPSC order:

In Millions
	Consumers	MPSC
Components of the increase in revenue	Position	Order	Difference

Revenue Sufficiency	$(21)	$(46)	$(25)
Zeeland Plant Requirement	86	74	(12)

Base Rates Total	65	28	(37)
Eliminate Palisades Recovery Credit in PSCR (a)	167	167	—
Palisades Sale Transaction Cost Surcharge	28	26	(2)
Energy Efficiency Surcharge	5	—	(5)

Total	$265	$221	$(44)

(a) Palisades power purchase agreement costs in the PSCR were offset through a base rate recovery credit until the MPSC order discontinued and removed the Palisades costs from base rates.
When we are unable to include increased costs and investments in rates in a timely manner, there is a negative impact on our cash flows from electric utility operations.
Palisades Regulatory Proceedings: The MPSC order approving the Palisades sale transaction requires that we credit $255 million of excess sales proceeds and decommissioning amounts to our retail customers by December 2008. There are additional excess sales proceeds and decommissioning fund balances of $135 million above the amount in the MPSC order. Pending a review of our final reconciliation of the Palisades transaction filed in July 2008, the MPSC order in our electric rate case instructed us to offset the excess sales proceeds and decommissioning fund balances with $26 million of transaction costs from the Palisades sale and credit the remaining balance over a nine-month period beginning in August 2008.
Other Consumers’ Electric Utility Contingencies
The MCV PPA: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell 1,240 MW of electricity to Consumers under a 35-year power purchase agreement that began in 1990. Prior to September 2007, the cost that we incurred under the MCV PPA exceeded the recovery amount allowed by the MPSC. Pursuant to a regulatory-out provision in the contract, effective September 2007, we provided notice that we intended to limit our capacity and fixed energy payments to the MCV Partnership to the amount that we collect from our customers. As a result, the MCV Partnership filed an application with the MPSC requesting the elimination of the 88.7 percent availability cap on the amount of capacity and fixed energy charges that we were allowed to recover from our customers.

CMS-48

CMS Energy Corporation
In June 2008, the MPSC approved an amended and restated MCV PPA entered into as part of a settlement agreement among the parties to the MPSC proceeding initiated by the MCV Partnership. The amended and restated MCV PPA effectively eliminates the 88.7 percent availability cap and the resultant mismatch between the payments to the MCV Partnership and the amount that we collect from our customers. The amended and restated MCV PPA provides for:
•	a capacity charge of $10.14 per MWh of available capacity,

•	a fixed energy charge based on our annual average base load coal generating plant operating and maintenance cost,

•	a variable energy charge for all delivered energy that reflects the MCV Partnership’s cost of production, and

•	an option for us to extend the MCV PPA for five years or purchase the MCV Facility at the conclusion of the MCV PPA’s term in March 2025.
The amended and restated MCV PPA will take effect when at least four boilers being installed to provide steam and electric energy at the MCV Facility are operational. The amended and restated MCV PPA eliminates the RCP, but continues the $5 million annual contribution by the MCV Partnership to a renewable resources program. As a part of the amended and restated MCV PPA, the MCV Partnership agrees not to contest our exercise of the regulatory-out provision in the original MCV PPA.
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
Big Rock Decommissioning: The MPSC and the FERC regulate the recovery of costs to decommission Big Rock. In December 2000, funding of a Big Rock trust fund ended because the MPSC-authorized decommissioning surcharge collection period expired. The level of funds provided by the trust fell short of the amount needed to complete decommissioning. As a result, we provided $44 million of corporate contributions for decommissioning costs. This amount is in addition to the $30 million payment to Entergy to assume ownership and responsibility for the Big Rock ISFSI and additional corporate contributions for nuclear fuel storage costs of $55 million, due to the DOE’s failure to accept spent nuclear fuel on schedule. We have a $129 million regulatory asset recorded on our Consolidated Balance Sheets for these costs.
In July 2008, we filed an application with the MPSC seeking the deferral of ratemaking treatment regarding the recovery of our nuclear fuel storage costs and the payment to Entergy, until the litigation regarding these costs is resolved in the federal courts. In the application, we also are seeking to recover the $44 million Big Rock decommissioning shortfall from customers. We cannot predict the outcome of this proceeding.
Nuclear Fuel Disposal Cost: We deferred payment for disposal of spent nuclear fuel used before April 7, 1983. Our DOE liability is $161 million at June 30, 2008. This amount includes interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. We recovered the amount of this liability, excluding a portion of interest, through electric rates. In conjunction with the sale of Palisades and the Big Rock ISFSI, we retained this obligation and provided a $155 million letter of credit to Entergy as security for this obligation.

CMS-49

CMS Energy Corporation
Consumers’ Gas Utility Contingencies
Gas Environmental Matters: We expect to incur investigation and remediation costs at a number of sites under the NREPA, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In December 2005, we estimated our remaining costs to be between $29 million and $71 million, based on 2005 discounted costs, using a discount rate of three percent. The discount rate represented a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through proceeds from insurance settlements and MPSC-approved rates.
From January 1, 2006 to June 30, 2008, we have spent a total of $13 million for MGP response activities. At June 30, 2008, we have a liability of $16 million and a regulatory asset of $47 million, which includes $32 million of deferred MGP expenditures. The timing of payments related to the remediation of our manufactured gas plant sites is uncertain. We expect annual response activity costs to range between $4 million and $5 million per year over the next four years. Periodically, we review these response activity cost estimates. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of response activity costs and the timing of our payments.
Gas Title Transfer Tracking Fees and Services: In November 2007, we reached an agreement in principle with Duke Energy Corporation, Dynegy Incorporated, Reliant Energy Resources Incorporated and the FERC Staff to settle the TTT proceeding. The terms of the agreement include the payment of $2 million in total refunds to all TTT customers and a reduced rate for future TTT transactions. The settlement agreement was filed on February 1, 2008. The FERC conditionally approved the settlement on July 28, 2008.
FERC Investigation: In February 2008, we received a data request relating to an investigation the FERC is conducting into possible violations of the FERC’s posting and competitive bidding regulations related to releases of firm capacity on natural gas pipelines. We responded to the FERC’s first data request in the first quarter of 2008. In July 2008, we responded to a second set of data requests from the FERC. We cannot predict the financial impact or the outcome of this matter.
Consumers’ Gas Utility Rate Matters
Gas Cost Recovery: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudence in annual plan and reconciliation proceedings.

CMS-50

CMS Energy Corporation
The following table summarizes our GCR reconciliation filings with the MPSC:
Gas Cost Recovery Reconciliation

			Net Over-	GCR Cost of
GCR Year	Date Filed	Order Date	recovery	Gas Sold	Description of Net Overrecovery

2006-2007	June 2007	July 2008	$5 million	$1.7 billion	The total overrecovery amount reflects an overrecovery of $1 million plus $4 million in accrued interest owed to customers.
2007-2008	June 2008	Pending	$17 million	$1.7 billion	The total overrecovery amount reflects an overrecovery of $15 million plus $2 million in accrued interest owed to customers.

GCR plan for year 2007-2008: In July 2007, the MPSC issued an order for our 2007-2008 GCR plan year. The order approved a settlement agreement that allowed a base GCR ceiling factor of $8.47 per mcf for April 2007 through March 2008, subject to a quarterly ceiling price adjustment mechanism. We were able to maintain our GCR billing factor below the authorized level.
GCR plan for year 2008-2009: In December 2007, we filed an application with the MPSC seeking approval of a GCR plan for our 2008-2009 GCR Plan year. Our request proposed the use of a base GCR ceiling factor of $8.17 per mcf, plus a quarterly GCR ceiling price adjustment contingent upon future events. We implemented the quarterly adjustment mechanism in July 2008 to raise the ceiling factor to $9.92.
The GCR billing factor is adjusted monthly in order to minimize the over or underrecovery amounts in our annual GCR reconciliation. Our GCR billing factor for August 2008 is $9.69 per mcf.
2007 Gas Rate Case: In August 2007, the MPSC approved a partial settlement agreement authorizing an annual rate increase of $50 million, including an authorized return on equity of 10.75 percent. In September 2007, the MPSC reopened the record in the case to allow all interested parties to be heard concerning the approval of an energy efficiency program, which we proposed in our original filing. In April 2008, the MPSC approved a settlement agreement withdrawing the proposed energy efficiency program and closed the case.
2008 Gas Rate Case: In February 2008, we filed an application with the MPSC for an annual gas rate increase of $91 million based on an 11 percent authorized return on equity. The MPSC staff and intervenors are scheduled to file testimony in August 2008.
Other Contingencies
Quicksilver Resources, Inc.: On November 1, 2001, Quicksilver sued CMS MST in Texas State Court in Fort Worth, Texas for breach of contract in connection with a base contract for the sale and purchase of natural gas. The contract outlines Quicksilver’s agreement to sell, and CMS MST’s agreement to buy, natural gas. Quicksilver believes that it is entitled to more payments for natural gas than it has received. CMS MST disagrees with Quicksilver’s analysis and believes that it has paid all amounts owed for delivery of gas according to the contract. Quicksilver was seeking damages of up to approximately $126 million, plus prejudgment interest and attorney fees.
The trial commenced on March 19, 2007. The jury verdict awarded Quicksilver zero compensatory damages but $10 million in punitive damages. The jury found that CMS MST breached the contract and committed fraud but found no actual damage related to such a claim.

CMS-51

CMS Energy Corporation
On May 15, 2007, the trial court vacated the jury award of punitive damages but held that the contract should be rescinded prospectively. The judicial rescission of the contract caused CMS Energy to record a charge in the second quarter of 2007 of $24 million, net of tax. To preserve its appellate rights, CMS MST filed a motion to modify, correct or reform the judgment and a motion for a judgment contrary to the jury verdict with the trial court. The trial court dismissed these motions. CMS MST has filed a notice of appeal with the Texas Court of Appeals. Quicksilver has filed a notice of cross appeal. Both Quicksilver and CMS Energy have filed their opening briefs and briefs of cross appeal. In its brief, Quicksilver claims that the contract should be rescinded from its inception, rather than merely from the date of the judgment. Although we believe Quicksilver’s position to be without merit, if the Court were to grant the relief requested by Quicksilver, it could result in a loss in excess of $150 million and have a material adverse effect on us. Oral arguments are set for September 3, 2008. We cannot predict the financial impact or outcome of this matter.
T.E.S. Filer City Air Permit Issue: In January 2007, we received a Notice of Violation from the EPA alleging that T.E.S. Filer City, a generating facility in which we have a 50 percent partnership interest, exceeded certain air permit limits. Negotiations between the EPA and T.E.S. Filer City have resulted in a fine of an immaterial amount in the first quarter of 2008.
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
Moroccan Tax Claim: In May 2007, we sold our 50 percent interest in Jorf Lasfar. As part of the sale agreement, we agreed to indemnify the purchaser for 50 percent of any tax assessments on Jorf Lasfar attributable to tax years prior to the sale. In December 2007, the Moroccan tax authority concluded its audit of Jorf Lasfar for tax years 2003 through 2005. The audit asserted deficiencies in certain corporate and withholding taxes. In July 2008, an agreement was reached with the Moroccan tax authority under which we will make a payment of $21 million in January 2009. This payment will be charged against a tax indemnification liability established when we recorded the sale of Jorf Lasfar, and accordingly will not affect earnings.
Marathon Indemnity Claim regarding F.T. Barr Claim: On December 3, 2001, F. T. Barr, an individual with an overriding royalty interest in production from the Alba field, filed a lawsuit in Harris County District Court in Texas against CMS Energy, CMS Oil and Gas Company and other defendants alleging that his overriding royalty payments related to Alba field production were improperly calculated. CMS Oil and Gas believed that Barr was being paid properly on gas sales and that he was and would not be entitled to the additional overriding royalty payment sought. All parties signed a confidential settlement agreement on April 26, 2004. The settlement resolved claims between Barr and the defendants, and the involved CMS Energy entities reserved all defenses to any indemnity claim relating to the settlement. Issues exist between Marathon and certain current or former CMS Energy entities as to the existence and scope of any indemnity obligations to Marathon in connection with the settlement. Between April 2005 and April 2008, there were no further communications between Marathon and CMS Energy entities regarding this matter. In April 2008, Marathon indicated its intent to pursue the indemnity claim. Present and former CMS Energy entities and Marathon entered into an agreement tolling the statute of limitations on any claim by Marathon under the indemnity. CMS Energy entities dispute Marathon’s claim, and will vigorously oppose it if raised in any legal proceeding. CMS Energy entities also will assert that Marathon has not suffered any damages that would be material to CMS Energy. CMS Energy cannot predict the outcome of this matter. If Marathon’s claim were sustained, it would have a material effect on CMS Energy’s future earnings and cash flow.

CMS-52

CMS Energy Corporation
Guarantees and Indemnifications: FIN 45 requires the guarantor, upon issuance of a guarantee, to recognize a liability for the fair value of the obligation it undertakes in issuing the guarantee. To measure the fair value of a guarantee liability, we recognize a liability for any premium received or receivable in exchange for the guarantee. For a guarantee issued as part of a larger transaction, such as in association with an asset sale or executory contract, we recognize a liability for any premium that would have been received had the guarantee been issued as a single item.
The following table describes our guarantees at June 30, 2008:

	In Millions
	Issue	Expiration	Maximum		FIN 45 Carrying
Guarantee Description	Date	Date	Obligation		Amount

Indemnifications from asset sales and other agreements	Various	Indefinite	$1,447	(a)	$87	(b)

Surety bonds and other indemnifications	Various	Indefinite	24		—

Guarantees and put options	Various	Various through September 2027	89	(c)	1

(a)	The majority of this amount arises from provisions in stock and asset sales agreements under which we indemnify the purchaser for losses resulting from claims related to tax disputes, claims related to power purchase agreements and the failure of title to the assets or stock sold by us to the purchaser. Except for items described elsewhere in this Note, we believe the likelihood of loss to be remote for the indemnifications we have not recorded as liabilities.

(b)	As of June 30, 2008, we have recorded an $87 million liability in connection with indemnities related to the sale of certain subsidiaries.

(c)	The maximum obligation includes $85 million related to the MCV Partnership’s non-performance under a steam and electric power agreement with Dow. We sold our interests in the MCV Partnership and the FMLP. The sales agreement calls for the purchaser, an affiliate of GSO Capital Partners and Rockland Capital Energy Investments, to pay $85 million, subject to certain reimbursement rights, if Dow terminates an agreement under which the MCV Partnership provides it steam and electric power. This agreement expires in March 2016, subject to certain terms and conditions. The purchaser secured its reimbursement obligation with an irrevocable letter of credit of up to $85 million.
CMS-53

CMS Energy Corporation
The following table provides additional information regarding our guarantees:

Events That Would Require
Guarantee Description	How Guarantee Arose	Performance

Indemnifications from asset sales and other agreements	Stock and asset sales agreements	Findings of misrepresentation, breach of warranties, tax claims and other specific events or circumstances

Surety bonds and other indemnifications	Normal operating activity, permits and licenses	Nonperformance

Guarantees and put options	Normal operating activity	Nonperformance or non-payment by a subsidiary under a related contract

	Agreement to provide power and steam to Dow	MCV Partnership’s nonperformance or non-payment under a related contract

	Bay Harbor remediation efforts	Owners exercising put options requiring us to purchase property

At June 30, 2008, certain contracts contained provisions allowing us to recover, from third parties, amounts paid under the guarantees. Additionally, if we are required to purchase a property under a put option agreement, we may sell the property to recover the amount paid under the option.
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
CMS-54

CMS Energy Corporation
5: FINANCINGS AND CAPITALIZATION
Long-term debt is summarized as follows:

In Millions
	June 30, 2008	December 31, 2007

CMS Energy Corporation
Senior notes	$1,713	$1,713
Revolving credit facility	105	—

Total — CMS Energy Corporation	1,818	1,713

Consumers Energy Company
First mortgage bonds	3,169	3,170
Senior notes and other	502	659
Securitization bonds	293	309

Total — Consumers Energy Company	3,964	4,138

Other Subsidiaries	239	236

Total principal amounts outstanding	6,021	6,087
Current amounts	(491)	(692)
Net unamortized discount	(10)	(10)

Total Long-term debt	$5,520	$5,385

Financings: The following is a summary of significant long-term debt transactions during the six months ended June 30, 2008:

	Principal		Issue/Retirement
	(in millions)	Interest Rate (%)	Date	Maturity Date

Debt Issuances
Consumers
First mortgage bonds	$250	5.650%	March 2008	September 2018
Tax-exempt bonds (a)	28	4.250%	March 2008	June 2010
Tax-exempt bonds (b)	68	Variable	March 2008	April 2018

Total	$346

Debt Retirements:
Consumers
Senior notes	$159	6.375%	February 2008	February 2008
First mortgage bonds	250	4.250%	April 2008	April 2008
Tax-exempt bonds (a)	28	Variable	April 2008	June 2010
Tax-exempt bonds (b)	68	Variable	April 2008	April 2018

Total	$505

(a)	In March 2008, Consumers utilized the Michigan Strategic Fund for the issuance of $28 million of tax-exempt Michigan Strategic Fund Limited Obligation Refunding Revenue Bonds, bearing interest at a 4.25 percent annual rate. The bonds are secured by FMBs. The proceeds were used for the April 2008 redemption of $28 million of insured tax-exempt bonds.

(b)	In March 2008, Consumers utilized the Michigan Strategic Fund for the issuance of $68 million of tax-exempt Michigan Strategic Fund Variable Rate Limited Obligation Refunding Revenue Bonds. The initial interest rate was 2.25 percent and it resets weekly. The bonds, which are backed by a letter of credit, are subject to optional tender by the holders that would result in remarketing. The proceeds were used for the April 2008 redemption of $68 million of insured tax-exempt bonds.
In April 2008, Consumers caused the conversion of $35 million of tax-exempt Michigan Strategic Fund Variable Rate Limited Obligation Revenue Bonds from insured bonds to demand bonds, backed by a letter of credit.
CMS-55

CMS Energy Corporation
The Michigan Strategic Fund is housed within the Michigan Department of Treasury to provide public and private development finance opportunities for agriculture, forestry, business, industry and communities within the State of Michigan.
Revolving Credit Facilities: The following secured revolving credit facilities with banks are available at June 30, 2008:

	In Millions
				Outstanding
		Amount of	Amount	Letters-of-	Amount
Company	Expiration Date	Facility	Borrowed	Credit	Available

CMS Energy (a)	April 2, 2012	$550	$105	$3	$442
Consumers	March 30, 2012	500	—	127	373
Consumers (b)	November 28, 2008	200	—	185	15

(a)	Average borrowings during the quarter totaled $120 million, with a weighted average annual interest rate of 3.47 percent, at LIBOR plus 0.75 percent.

(b)	Secured revolving letter of credit facility.
Dividend Restrictions: Under provisions of our senior notes indenture, at June 30, 2008, payment of common stock dividends was limited to $474 million.
Under the provisions of its articles of incorporation, at June 30, 2008, Consumers had $283 million of unrestricted retained earnings available to pay common stock dividends. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends to the amount of Consumers’ retained earnings. Several decisions from the FERC suggest that under a variety of circumstances common dividends from Consumers would not be limited to amounts in Consumers’ retained earnings. Decisions in those circumstances would, however, be based on specific facts and circumstances and would result only after a formal regulatory filing process.
For the six months ended June 30, 2008, CMS Energy received $168 million of common stock dividends from Consumers.
Contingently Convertible Securities: At June 30, 2008, the significant terms of our contingently convertible securities were as follows:

		Outstanding	Adjusted	Adjusted
Security	Maturity	(In Millions)	Conversion Price	Trigger Price

4.50% preferred stock	—	$250	$9.66	$11.60

3.375% senior notes	2023	$150	$10.42	$12.51

2.875% senior notes	2024	$288	$14.41	$17.29

In June 2008, the $11.60 per share conversion trigger price contingency was met for our $250 million 4.50 percent contingently convertible preferred stock, and the $12.51 per share conversion trigger price contingency was met for our $150 million 3.375 percent contingently convertible senior notes. As a result, these securities are convertible at the option of the security holders for the three months ending September 30, 2008, with the par value or principal payable in cash.
In June 2008, 20,000 shares of 4.50 percent preferred stock were tendered for conversion. The conversion price determined in July 2008 was $14.10 per share. The conversion resulted in the issuance of 32,567
CMS-56

CMS Energy Corporation
shares of common stock and payment of $1 million in July 2008. In July 2008, $10 million of 3.375 percent senior notes were tendered for conversion. We expect to pay $10 million in cash and issue approximately 225,000 shares of common stock in August 2008, subject to the final conversion price.
6: EARNINGS PER SHARE
The following table presents our basic and diluted EPS computations based on Earnings (Loss) from Continuing Operations:

	In Millions, Except Per Share Amounts
Three Months Ended June 30	2008	2007
Earnings (Loss) Available to Common Stockholders
Earnings (Loss) from Continuing Operations	$50	$(55)
Less Preferred Dividends and Redemption Premium	(3)	(3)

Earnings (Loss) from Continuing Operations Available to Common Stockholders — Basic and Diluted	$47	$(58)

Average Common Shares Outstanding
Weighted Average Shares — Basic	223.7	222.6
Add dilutive impact of Contingently Convertible Securities	14.4	—
Add dilutive Stock Options, Warrants, and Restricted Stock Awards	1.0	—

Weighted Average Shares — Diluted	239.1	222.6

Earnings (Loss) Per Average Common Share Available to Common Stockholders
Basic	$0.21	$(0.26)
Diluted	$0.20	$(0.26)

	In Millions, Except Per Share Amounts
Six Months Ended June 30	2008	2007
Earnings (Loss) Available to Common Stockholders
Earnings (Loss) from Continuing Operations	$156	$(88)
Less Preferred Dividends and Redemption Premium	(6)	(7)

Earnings (Loss) from Continuing Operations Available to Common Stockholders — Basic and Diluted	$150	$(95)

Average Common Shares Outstanding
Weighted Average Shares — Basic	223.6	222.1
Add dilutive impact of Contingently Convertible Securities	13.7	—
Add dilutive Stock Options, Warrants, and Restricted Stock Awards	1.0	—

Weighted Average Shares — Diluted	238.3	222.1

Earnings (Loss) Per Average Common Share Available to Common Stockholders
Basic	$0.67	$(0.43)
Diluted	$0.63	$(0.43)

Contingently Convertible Securities: Our contingently convertible securities dilute EPS to the extent that the conversion value, which is based on the average market price of our common stock, exceeds the principal or par value. Had there been positive income from continuing
CMS-57

CMS Energy Corporation
operations our contingently convertible securities would have contributed an additional 20.6 million shares to the calculation of diluted EPS for the three months ended June 30, 2007 and 19.9 million shares for the six months ended June 30, 2007. For additional details on our contingently convertible securities, see Note 5, Financings and Capitalization.
Stock Options, Warrants and Restricted Stock: Since the exercise price was greater than the average market price of our common stock, options and warrants to purchase 0.8 million shares of common stock were excluded from the computation of diluted EPS for the periods ended June 30, 2008. For the three months ended June 30, 2007, 1.4 million shares of unvested restricted stock awards, and options and warrants to purchase 0.2 million shares of common stock were anti-dilutive. For the six months ended June 30, 2007, 1.4 million shares of unvested restricted stock awards, and options and warrants to purchase 0.4 million shares of common stock were anti-dilutive. Additional options and warrants to purchase 0.9 million shares of common stock had exercise prices that exceeded the average market price of our stock for the periods ended June 30, 2007. These stock options could dilute EPS in the future.
Convertible Debentures: For the three and six months ended June 30, 2008 and 2007, there was no impact on diluted EPS from our 7.75 percent convertible subordinated debentures. Using the if-converted method, the debentures would have:
•	increased the numerator of diluted EPS, by $2 million for the three months ended June 30, 2008 and 2007 and by $4 million for the six months ended June 30, 2008 and 2007, from an assumed reduction of interest expense, net of tax, and

•	increased the denominator of diluted EPS by 4.2 million shares.
We can revoke the conversion rights if certain conditions are met.
7: FINANCIAL AND DERIVATIVE INSTRUMENTS
Financial Instruments: The summary of our available-for-sale investment securities is as follows:

In Millions
	June 30, 2008				December 31, 2007
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

SERP:
Equity securities	$63	—	$(8)	$55	$62	—	—	$62
Debt securities	31	—	(1)	30	13	—	—	13

Derivative Instruments: In order to limit our exposure to certain market risks, primarily changes in interest rates and commodity prices, we may enter into various risk management contracts, such as swaps, options, futures, and forward contracts. We enter into these contracts using established policies and procedures, under the direction of an executive oversight committee consisting of senior management representatives and a risk committee consisting of business unit managers.
The contracts we use to manage market risks may qualify as derivative instruments that are subject to derivative accounting under SFAS No. 133. If a contract is a derivative and does not qualify for the normal purchases and sales exception under SFAS No. 133, we record it on our consolidated balance sheet at its fair value. Each quarter, we adjust the resulting asset or liability to reflect any change in the fair value of the contract, a practice known as marking the contract to market. Since we have not designated any of our derivatives as accounting hedges under SFAS No. 133, we report all mark-to-market gains and losses in earnings. For a discussion of how we determine the fair value of our derivatives, see Note 2, Fair Value Measurements.
CMS-58

CMS Energy Corporation
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
The following table summarizes our derivative instruments:

In Millions
	June 30, 2008			December 31, 2007
		Fair	Unrealized		Fair	Unrealized
Derivative Instruments	Cost	Value	Loss	Cost	Value	Loss

Held by consolidated subsidiaries:
CMS ERM	—	(21)	(21)	—	(23)	(23)
Held by equity investments:
Craven County Wood Energy	—	(3)	(3)	—	—	—

CMS ERM Contracts: In order to support CMS Energy’s ongoing non-utility operations, CMS ERM enters into contracts to purchase and sell electricity and natural gas in the future. These forward contracts are generally long-term in nature and result in physical delivery of the commodity at a contracted price. To manage commodity price risks associated with these forward purchase and sale contracts, CMS ERM also uses various financial instruments, such as swaps, options, and futures.
In the past, CMS ERM has generally classified all of its derivatives that result in physical delivery of commodities as non-trading contracts and all of its derivatives that financially settle as trading contracts. Following the restructuring of our DIG investment and the resulting streamlining of CMS ERM’s risk management activities in the first quarter of 2008, we reevaluated the classification of CMS ERM’s derivatives as trading versus non-trading. We determined that all of CMS ERM’s derivatives are held for purposes other than trading. Therefore, during 2008, we have accounted for all of CMS ERM’s derivatives as non-trading derivatives.
We record the fair value of these contracts in either Other current and non-current assets or Other current and non-current liabilities on our Consolidated Balance Sheets. For contracts that economically hedge sales of power or gas to third parties, CMS ERM records mark-to-market gains and losses in earnings as a component of Operating Revenue. For contracts that economically hedge purchases of power or gas, CMS ERM records mark-to-market gains and losses in earnings as a component of Operating Expenses.
On January 1, 2008, we implemented FSP FIN 39-1, which permits entities to offset the fair value of derivatives held under master netting arrangements with cash collateral received or paid for those derivatives. We have made an accounting policy choice to offset the fair value of our derivatives held under master netting arrangements. Therefore, as a result of adopting this standard, we also offset related cash collateral amounts, which resulted in a reduction to both CMS ERM’s derivative-related assets and liabilities of $8 million as of June 30, 2008 and $4 million as of December 31, 2007.
CMS-59

CMS Energy Corporation
Craven County Wood Energy: Craven County Wood Energy Limited Partnership, an equity method investment of which we own 50 percent, has a power sale agreement that is a derivative. We reflect our share of the mark-to-market gains and losses on this contract in Earnings from Equity Method Investees. The fair value of this contract is included in Investments — Enterprises on our Consolidated Balance Sheets.
8: RETIREMENT BENEFITS
We provide retirement benefits to our employees under a number of plans, including:
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
Pension Plan: The Pension Plan includes funds for most of our current employees, the employees of our subsidiaries, and Panhandle, a former subsidiary. The Pension Plan’s assets are not distinguishable by company. We will start to make quarterly contributions to our Pension Plan in 2009. We expect to contribute $49 million for 2009 and $107 million for 2010.
SERP Investments: Continuing declines in the stock market have reduced the fair values of our SERP investments. We have not concluded that the declines in value are permanent and therefore we have not recognized an impairment charge in earnings; however, we will continue to monitor these investments.
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158. This standard requires us to recognize the funded status of our defined benefit postretirement plans on our Consolidated Balance Sheets at December 31, 2006. SFAS No. 158 also requires us to recognize changes in the funded status of our plans in the year in which the changes occur. In addition, the standard requires that we change our plan measurement date from November 30 to December 31, effective December 31, 2008. In the first quarter of 2008, we recorded the measurement date change, which resulted in a $6 million net of tax decrease to retained earnings, a $4 million reduction to the SFAS No. 158 regulatory assets, a $7 million increase in Postretirement benefit liabilities and a $5 million increase in Deferred tax assets on our Consolidated Balance Sheets.
In April 2008, the MPSC issued an order in our PSCR case that allowed us to collect a one-time surcharge under a pension and OPEB equalization mechanism. For the three months ended June 30, 2008, we collected $10 million of pension and $2 million of OPEB surcharge revenue in electric rates. We recorded a reduction of $12 million of equalization regulatory assets on our Consolidated Balance Sheets and an increase of $12 million of expense on our Consolidated Statements of Income (Loss). Thus, our collection of the equalization mechanism surcharge had no impact on net income for the three months ended June 30, 2008.
CMS-60

CMS Energy Corporation
Costs: The following tables recap the costs and other changes in plan assets and benefit obligations incurred in our retirement benefits plans:

In Millions
	Pension
	Three Months Ended		Six Months Ended
June 30	2008	2007	2008	2007

Service cost	$10	$13	$21	$25
Interest expense	24	21	48	43
Expected return on plan assets	(21)	(20)	(41)	(40)
Amortization of:
Net loss	11	12	21	23
Prior service cost	2	2	3	4

Net periodic cost	26	28	52	55
Regulatory adjustment	8	(4)	4	(8)

Net periodic cost after regulatory adjustment	$34	$24	$56	$47

In Millions
	OPEB
	Three Months Ended		Six Months Ended
June 30	2008	2007	2008	2007

Service cost	$5	$6	$11	$12
Interest expense	18	18	36	35
Expected return on plan assets	(17)	(15)	(33)	(31)
Amortization of:
Net loss	2	5	4	11
Prior service credit	(2)	(3)	(5)	(5)

Net periodic cost	6	11	13	22
Regulatory adjustment	2	(1)	3	(3)

Net periodic cost after regulatory adjustment	$8	$10	$16	$19

9: INCOME TAXES
Our effective income tax rate for the six months ended June 30, 2008 was 36 percent versus 54 percent for the six months ended June 30, 2007. The difference in the effective income tax rate is due primarily to the absence of tax adjustments recorded in conjunction with the 2007 sales of our foreign investments. For the six months ended June 30, 2007, the tax benefit on our pre-tax book loss was increased by 43 percentage points due to expected profits from our international sales, allowing the release of a previously recorded valuation allowance. Partially offsetting this increase was a 25 percentage point reduction for the recognition of U.S. tax on the undistributed earnings of foreign subsidiaries that were no longer deemed permanently reinvested.
The amount of income taxes we pay is subject to ongoing examination by federal, state and foreign tax authorities, which can result in proposed assessments. Our estimate of the potential outcome of any uncertain tax issue is highly judgmental. It is reasonably possible that the outcome of these examinations may result in a change in our valuation allowance for unrecognized tax benefits related to certain capital loss and tax credit carryforwards. The total valuation allowance for these matters was $9 million at June 30, 2008.
CMS-61

CMS Energy Corporation
10: REPORTABLE SEGMENTS
Our reportable segments consist of business units defined by the products and services they offer. We evaluate performance based on the net income of each segment. We operate principally in three reportable segments: electric utility, gas utility, and enterprises.
“Other” includes corporate interest and other expenses and benefits. The following tables show our financial information by reportable segment:

In Millions
	Three Months Ended		Six Months Ended
June 30	2008	2007	2008	2007

Operating Revenue
Electric utility	$841	$856	$1,701	$1,700
Gas utility	422	391	1,653	1,602
Enterprises	97	68	185	198
Other	5	4	10	8

Total Operating Revenue	$1,365	$1,319	$3,549	$3,508

Net Income (Loss) Available to Common Stockholders
Electric utility	$57	$40	$124	$91
Gas utility	2	4	64	61
Enterprises	10	(54)	8	(252)
Discontinued operations	(1)	91	(1)	(87)
Other	(22)	(48)	(46)	5

Total Net Income (Loss) Available to Common Stockholders	$46	$33	$149	$(182)

In Millions
	June 30, 2008	December 31, 2007

Assets
Electric utility (a)	$8,573	$8,492
Gas utility (a)	4,038	4,102
Enterprises	834	982
Other	445	616

Total Assets	$13,890	$14,192

(a)	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.
CMS-62

Consumers Energy Company
Consumers Energy Company
Management’s Discussion and Analysis
This MD&A is a consolidated report of Consumers. The terms “we” and “our” as used in this report refer to Consumers and its subsidiaries as a consolidated entity, except where it is clear that such term means only Consumers. This MD&A has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in Consumers’ Form 10-K for the year ended December 31, 2007.
FORWARD-LOOKING STATEMENTS AND INFORMATION
This Form 10-Q and other written and oral statements that we make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Our intention with the use of words such as “may,” “could,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” and other similar words is to identify forward-looking statements that involve risk and uncertainty. We designed this discussion of potential risks and uncertainties to highlight important factors that may impact our business and financial outlook. We have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results anticipated in these statements. Such factors include our inability to predict or control:
▪	the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of such market conditions on our post-retirement benefit plans, interest rates, and access to the capital markets, including availability of financing to Consumers, CMS Energy, or any of their affiliates, and the energy industry,

▪	market perception of the energy industry, Consumers, CMS Energy, or any of their affiliates,

▪	factors affecting operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints,

▪	the impact of any future regulations or laws regarding carbon dioxide and other greenhouse gas emissions,

▪	national, regional, and local economic, competitive, and regulatory policies, conditions and developments,

▪	adverse regulatory or legal interpretations or decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with such interpretations or decisions,

▪	potentially adverse regulatory treatment or failure to receive timely regulatory orders concerning a number of significant questions currently or potentially before the MPSC, including:
▪	recovery of Clean Air Act capital and operating costs and other environmental and safety-related expenditures,

▪	recovery of power supply and natural gas supply costs,

▪	timely recognition in rates of additional equity investments and additional operation and maintenance expenses at Consumers,

▪	adequate and timely recovery of additional electric and gas rate-based investments,

Consumers Energy Company
▪	adequate and timely recovery of higher MISO energy and transmission costs,

▪	recovery of Stranded Costs incurred due to customers choosing alternative energy suppliers,

▪	timely recovery of costs associated with energy efficiency investments and any state or federally mandated renewables resource standards,

▪	recovery of Big Rock decommissioning funding shortfalls,

▪	approval of the Balanced Energy Initiative, and

▪	authorization of a new clean coal plant,
▪	adverse consequences resulting from a past or future assertion of indemnity or warranty claims associated with previously owned assets and businesses,

▪	our ability to recover nuclear fuel storage costs due to the DOE’s failure to accept spent nuclear fuel on schedule, including the outcome of pending litigation with the DOE,

▪	the impact of expanded enforcement powers and investigation activities at the FERC,

▪	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of our market-based sales authorizations in wholesale power markets without price restrictions,

▪	energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

▪	the impact of increases in natural gas prices and coal prices on our cash flow and working capital,

▪	the impact of increases in steel and other construction material prices,

▪	the availability of qualified construction personnel to implement our construction program,

▪	our ability to collect accounts receivable from our customers,

▪	the direct and indirect effects of the continued economic downturn in Michigan on us and our revenues,

▪	potential disruption or interruption of facilities or operations due to accidents, war, or terrorism, and the ability to obtain or maintain insurance coverage for such events,

▪	technological developments in energy production, delivery, and usage,

▪	achievement of capital expenditure and operating expense goals,

▪	changes in financial or regulatory accounting principles or policies,

▪	changes in tax laws or new IRS interpretations of existing or past tax laws,

▪	changes in federal or state regulations or laws that could have an impact on our business,

▪	the outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations or claims,

Consumers Energy Company
▪	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance, performance bonds, and tax exempt debt insurance,

▪	credit ratings of Consumers or CMS Energy, and

▪	other business or investment considerations that may be disclosed from time to time in Consumers’ or CMS Energy’s SEC filings, or in other publicly issued written documents.
For additional information regarding these and other uncertainties, see the “Outlook” section included in this MD&A, Note 4, Contingencies, and Part II, Item 1A. Risk Factors.
EXECUTIVE OVERVIEW
Consumers, a subsidiary of CMS Energy, a holding company, is a combination electric and gas utility company serving in Michigan’s Lower Peninsula. Our customer base includes a mix of residential, commercial, and diversified industrial customers.
We manage our business by the nature of service provided and operate principally in two business segments: electric utility and gas utility. Our electric utility operations include the generation, purchase, distribution, and sale of electricity. Our gas utility operations include the purchase, transportation, storage, distribution, and sale of natural gas.
We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, gas distribution, transmission, and storage, and other energy-related services. Our businesses are affected primarily by:
•	weather, especially during the normal heating and cooling seasons,

•	economic conditions,

•	regulation and regulatory issues,

•	energy commodity prices,

•	interest rates, and

•	our debt credit rating.
During the past several years, our business strategy has emphasized improving our consolidated balance sheet and maintaining focus on our core strength: utility operations and service.
A key aspect of our strategy with respect to our utility operations is our Balanced Energy Initiative. The initiative is designed to meet the growing customer demand for electricity over the next 20 years with energy efficiency, demand management, expanded use of renewable energy, and development of new power plants and pursuit of additional power purchase agreements to complement existing generating sources.
The Michigan Senate approved several bills in June 2008 that would revise the Customer Choice Act, introduce energy efficiency programs, modify the timing of rate increase requests, mandate cost allocation methodology and customer rate design (deskewing), establish mandatory renewable energy standards, and provide for other regulatory changes. The Michigan Senate’s bills differ from the bills passed by the Michigan House of Representatives in April 2008. We cannot predict whether the differences can be resolved or whether the Michigan governor will approve any compromise package.

Consumers Energy Company
In June 2008, the MPSC approved a settlement agreement that provides for an amended and restated MCV PPA and resolves the issues concerning our exercise of the September 2007 regulatory-out provision. The revised MCV PPA also provides for our access to 1,240 MW of the MCV Facility capacity through March 2025. The amended and restated MCV PPA will take effect when at least four boilers being installed to provide steam and electric energy at the MCV Facility are operational.
As we work to implement plans to serve our customers in the future, the cost of energy and managing cash flow continue to challenge us. Natural gas prices and eastern coal prices have been increasing substantially. These costs are recoverable from our utility customers; however, as prices increase, the amount we pay for these commodities will require additional liquidity due to the lag in cost recoveries.
In July 2008, we implemented an integrated business software system for customer billing, finance, work management, and other systems. Consistent with our commitment to our Balanced Energy Initiative, we are also developing an advanced metering system that will provide enhanced controls and information about our customer energy usage and notification of service interruptions. We expect to develop integration software and pilot new technology over approximately the next two years.
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
As we execute our strategy, we will need to overcome a sluggish Michigan economy that has been hampered by the downturn in Michigan’s automotive industry and limited growth in the non-manufacturing sectors of the state’s economy. There also has been softness in the capital markets resulting from the subprime mortgage crisis, energy price increases, and other market weaknesses. Although we have not identified any material impacts on our financial condition, we will continue to monitor developments for potential implications for our business.

Consumers Energy Company
RESULTS OF OPERATIONS
NET INCOME AVAILABLE TO COMMON STOCKHOLDER

In Millions
Three months ended June 30	2008	2007	Change

Electric	$57	$40	$17
Gas	2	4	(2)
Other	1	—	1

Net Income Available to Common Stockholder	$60	$44	$16

For the three months ended June 30, 2008, net income available to our common stockholder was $60 million, compared to $44 million for the three months ended June 30, 2007. The increase reflects higher net income from our electric utility segment primarily due to rate increases authorized in December 2007 and June 2008 and reduced costs associated with our power purchase agreement with the MCV Partnership. Partially offsetting these increases to income was a decrease in electric deliveries.
Specific changes to net income available to our common stockholder for 2008 versus 2007 are:

In Millions

•	increase in electric delivery revenue primarily due to the MPSC’s December 2007 and June 2008 electric rate orders,	$20
•	decrease in electric operating expense due to the absence, in 2008, of certain costs which are no longer incurred under our power purchase agreement with the MCV Partnership,	11
•	decrease in electric deliveries primarily due to unfavorable weather, and	(14)
•	other net decreases.	(1)

Total change		$16

In Millions
Six months ended June 30	2008	2007	Change

Electric	$124	$91	$33
Gas	64	61	3
Other	1	4	(3)

Net Income Available to Common Stockholder	$189	$156	$33

For the six months ended June 30, 2008, net income available to our common stockholder was $189 million, compared to $156 million for the six months ended June 30, 2007. The increase reflects higher net income from our gas and electric utility segments primarily due to a gas rate increase authorized in August 2007 and electric rate increases authorized in December 2007 and June 2008. Income also increased due to reduced costs associated with our power purchase agreement with the MCV Partnership. Partially offsetting these increases was a decrease in electric deliveries.

Consumers Energy Company
Specific changes to net income available to our common stockholder for 2008 versus 2007 are:

In Millions

•	increase in electric delivery revenue primarily due to the MPSC’s December 2007 and June 2008 electric rate orders,	$31
•	lower nuclear operating and maintenance costs,	23
•	decrease in electric operating expense due to the absence, in 2008, of certain costs which are no longer incurred under our power purchase agreement with the MCV Partnership,	20
•	increase in gas delivery revenue primarily due to the MPSC’s August 2007 gas rate order,	18
•	decrease due to electric revenue being used to offset costs incurred under our power purchase agreement with Entergy,	(28)
•	decrease in electric deliveries,	(14)
•	increase in depreciation, and	(11)
•	other net decreases.	(6)

Total change		$33

ELECTRIC UTILITY RESULTS OF OPERATIONS

In Millions
June 30	2008	2007	Change

Three months ended	$57	$40	$17
Six months ended	$124	$91	$33

	Three Months Ended	Six Months Ended
Reasons for the change:	June 30, 2008 vs. 2007	June 30, 2008 vs. 2007

Electric deliveries and rate increase	$10	$27
Surcharge revenue	10	10
Palisades revenue to PSCR	4	(42)
Power supply costs and related revenue	10	7
Other operating expenses, other income and non-commodity revenue	(16)	45
General taxes	4	8
Interest charges	10	5
Income taxes	(15)	(27)

Total change	$17	$33

Electric deliveries and rate increase: For the three months ended June 30, 2008, electric delivery revenues increased by $10 million versus 2007 primarily due to additional revenue of $30 million from the inclusion of the Zeeland power plant in rates and from the June 2008 rate order. The increase was partially offset by decreased electric revenue of $20 million due to lower deliveries primarily related to weather. Deliveries to end-use customers were 9.1 billion kWh, a decrease of 0.4 billion kWh or 4 percent versus 2007. For additional details on the June 2008 rate order, see Note 4, Contingencies, “Electric Rate Matters.”

Consumers Energy Company
For the six months ended June 30, 2008, electric delivery revenues increased by $27 million versus 2007 primarily due to additional revenue of $48 million from the inclusion of the Zeeland power plant in rates and from the June 2008 rate order. The increase was partially offset by decreased electric revenue of $21 million due to lower deliveries. Deliveries to end-use customers were 18.5 billion kWh, a decrease of 0.5 kWh or 3 percent versus 2007.
Surcharge revenue: For the three months and six months ended June 30, 2008, surcharge revenue increased by $10 million versus 2007. The increase was primarily due to the April 2008 MPSC order allowing recovery of certain retirement benefits through a surcharge. Consistent with the recovery of these costs, we recognized a similar amount of benefit expense. For additional details, see Other operating expenses within this section and Note 7, Retirement Benefits.
Palisades revenue to PSCR: Consistent with the MPSC order associated with the April 2007 sale of Palisades, base rate revenue related to Palisades was used to offset costs incurred under our power purchase agreement with Entergy. For additional information, see Note 4, Contingencies, “Electric Rate Matters.”
Power supply costs and related revenue: PSCR revenue increased $10 million for the three months ended June 30, 2008 and $7 million for the six months ended June 30, 2008. The increase primarily reflects the 2007 reduction to revenue that was made in response to the MPSC’s position that PSCR discounts given to our Transitional Primary Rate customers could not be recovered under the PSCR mechanism.
Other operating expenses, other income and non-commodity revenue: For the three months ended June 30, 2008, other operating expenses decreased $4 million, other income decreased $17 million, and non-commodity revenue decreased $3 million versus 2007. For the six months ended June 30, 2008, other operating expenses decreased $73 million, other income decreased $17 million, and non-commodity revenue decreased $11 million versus 2007.
For the three months ended June 30, 2008, the decrease of $4 million in other operating expenses was primarily due to the absence, in 2008, of certain costs that are no longer incurred under our power purchase agreement with the MCV Partnership, and the termination of the METC transmission service agreement. The decrease was partially offset by higher retirement benefit expense due to the April 2008 MPSC order allowing recovery of certain costs through a surcharge and higher depreciation. For additional details on our power purchase agreement with the MCV Partnership, see Note 4, Contingencies, “Other Electric Contingencies.”
For the six months ended June 30, 2008, the decrease of $73 million in other operating expenses was primarily due to the absence of expenses associated with the sale of Palisades in April 2007, certain costs that are no longer incurred under our power purchase agreement with the MCV Partnership, and the termination of the METC transmission service agreement. Also decreasing expenses was the MPSC’s order allowing us to retain a portion of the proceeds from the sale of certain sulfur dioxide allowances. The decrease was partially offset by higher retirement benefit expense due to the April 2008 MPSC order allowing recovery of certain costs through a surcharge and higher depreciation. For additional details on our power purchase agreement with the MCV Partnership, see Note 4, Contingencies, “Other Electric Contingencies.”
For the three months and six months ended June 30, 2008, the decrease in other income of $17 million was primarily due to reduced interest income and the MPSC’s June 2008 order which did not allow us to recover all of our costs associated with the sale of Palisades. The decrease also reflects a lower 2008 return on certain regulatory assets.
Non-commodity revenue decreased $3 million for the three months ended June 30, 2008 and $11 million for the six months ended June 30, 2008. The decreases were primarily due to the absence, in 2008, of METC transmission services revenue.

Consumers Energy Company
General taxes: General tax expense decreased $4 million for the three months ended June 30, 2008 and $8 million for the six months ended June 30, 2008. The decreases were primarily due to the absence, in 2008, of MSBT, which was replaced with the Michigan Business Tax effective January 1, 2008. The decreases were partially offset by higher property tax expense.
Interest charges: Interest charges decreased $10 million for the three months ended June 30, 2008 and $5 million for the six months ended June 30, 2008. These decreases were primarily due to lower interest associated with amounts to be refunded to customers as a result of the sale of Palisades. The MPSC order approving the Palisades power purchase agreement with Entergy directed us to record interest on the unrefunded balances. Also contributing to the decrease was the absence, in 2008, of interest charges related to an IRS settlement.
Income taxes: For the three months ended June 30, 2008, income taxes increased $15 million versus 2007. The increase reflects $13 million due to higher earnings and $2 million due to the inclusion of the Michigan Business Tax, which replaced the MSBT effective January 1, 2008.
For the six months ended June 30, 2008, income taxes increased $27 million versus 2007. The increase reflects $22 million due to higher earnings, $4 million due to the inclusion of the Michigan Business Tax, and $1 million due to the loss of the benefit from the tax-exempt interest related to nuclear decommissioning in 2007.
GAS UTILITY RESULTS OF OPERATIONS

In Millions
June 30	2008	2007	Change

Three months ended	$2	$4	$(2)
Six months ended	$64	$61	$3

	Three Months Ended	Six Months Ended
Reasons for the change:	June 30, 2008 vs. 2007	June 30, 2008 vs. 2007

Gas deliveries and rate increase	$5	$18
Gas wholesale and retail services, other gas revenues and other income	(7)	(11)
Operation and maintenance	(6)	(9)
General taxes and depreciation	1	(1)
Interest charges	2	6
Income taxes	3	—

Total change	$(2)	$3

Gas deliveries and rate increase: For the three months ended June 30, 2008, gas delivery revenues increased $5 million versus 2007 primarily due to additional revenue of $7 million from the MPSC’s August 2007 gas rate order. The increase was partially offset by lower gas deliveries, including miscellaneous transportation to end-use customers, totaling 43 bcf, a decrease of 3 bcf or 6 percent. The decrease in gas deliveries was primarily due to warmer weather in the second quarter of 2008 versus 2007 and resulted in a decrease in gas delivery revenue of $2 million.
For the six months ended June 30, 2008, gas delivery revenues increased $18 million versus 2007 primarily due to additional revenue of

Consumers Energy Company
$28 million from the MPSC’s August 2007 gas rate order. The increase was partially offset by lower gas deliveries, including miscellaneous transportation to end-use customers, totaling 180 bcf, a decrease of 3 bcf or 2 percent versus 2007. Lower gas deliveries resulted in a decrease in gas delivery revenue of $10 million.
Gas wholesale and retail services, other gas revenues and other income: Gas wholesale and retail services, other gas revenues and other income decreased $7 million for the three months ended June 30, 2008 and $11 million for the six months ended June 30, 2008. These decreases were primarily due to lower interest income and lower pipeline capacity optimization revenue.
Operation and maintenance: Operation and maintenance expenses increased $6 million for the three months ended June 30, 2008 and $9 million for the six months ended June 30, 2008. These increases were primarily due to higher operating expense across our storage, transmission and distribution systems.
General taxes and depreciation: For the three months ended June 30, 2008, general taxes and depreciation decreased $1 million versus 2007. General taxes decreased by $2 million due to the absence, in 2008, of MSBT, which was replaced by the Michigan Business Tax effective January 1, 2008. The decrease was partially offset by increased depreciation expense of $1 million.
For the six months ended June 30, 2008, general taxes and depreciation increased $1 million versus 2007. Depreciation expense increased $6 million and general taxes decreased $5 million due to the absence, in 2008, of MSBT, which was replaced by the Michigan Business Tax effective January 1, 2008.
Interest charges: Interest charges decreased $2 million for the three months ended June 30, 2008 and $6 million for the six months ended June 30, 2008. These decreases were primarily due to lower average debt levels and a lower average interest rate.
Income taxes: For the three months ended June 30, 2008, income taxes decreased $3 million versus 2007 primarily due to lower quarterly earnings.
OTHER RESULTS OF OPERATIONS

June 30	2008	2007	Change

Three months ended	$1	$—	$1
Six months ended	$1	$4	$(3)

For the three months ended June 30, 2008, net income from other non-utility operations increased $1 million versus 2007. The increase was primarily due to lower interest expense associated with non-utility operations.
For the six months ended June 30, 2008, net income from other non-utility operations decreased $3 million versus 2007. The decrease is primarily due to the absence, in 2008, of gains recorded on CMS Energy common stock contributed to certain charitable foundations and organizations.

Consumers Energy Company
CAPITAL RESOURCES AND LIQUIDITY
Factors affecting our liquidity and capital requirements include:
•	results of operations,

•	capital expenditures,

•	energy commodity and transportation costs,

•	contractual obligations,

•	regulatory decisions,

•	debt maturities,

•	credit ratings,

•	working capital needs,

•	collateral requirements, and

•	access to credit markets.
During the summer months, we buy natural gas and store it for resale during the winter heating season. Although our prudent natural gas costs are recoverable from our customers, the storage of natural gas as inventory requires additional liquidity due to the lag in cost recovery.
Our cash management plan includes controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities, if needed.
We believe the following sources will be sufficient to meet our liquidity needs:
•	our current level of cash and revolving credit facilities,

•	our anticipated cash flows from operating and investing activities, and

•	our ability to access secured and unsecured borrowing capacity in the capital markets.
In April 2008, we redeemed two of our tax-exempt debt issues with $96 million of refinancing proceeds. Also in April 2008, we converted $35 million of tax-exempt debt previously backed by municipal bond insurers to variable rate demand bonds. These transactions have eliminated our variable rate debt backed by municipal bond insurers.
Cash Position, Investing, and Financing
Our operating, investing, and financing activities meet consolidated cash needs. At June 30, 2008, we had $463 million of consolidated cash, which includes $20 million of restricted cash.
Summary of Consolidated Statements of Cash Flows:

In Millions
Six months ended June 30	2008	2007

Net cash provided by (used in):
Operating activities	$954	$559
Investing activities	(345)	290

Net cash provided by operating and investing activities	609	849
Financing activities	(361)	446

Net Increase in Cash and Cash Equivalents	$248	$1,295

Operating Activities: For the six months ended June 30, 2008, net cash provided by operating activities was $954 million, an increase of $395 million versus 2007. In addition to an increase in earnings, the increase was primarily due to timing of cash receipts from accounts receivable. We accelerate our collections from customer billings through the sale of accounts receivable. The sale of accounts receivable at the end of 2006 reduced our collections from customers during the first half of 2007. At the end of 2007, we did not rely on sales of accounts receivable and collected customer billings throughout

Consumers Energy Company
the first half of 2008. This increase was partially offset by the impact of higher gas prices on inventory purchases.
Investing Activities: For the six months ended June 30, 2008, net cash used in investing activities was $345 million, an increase of $635 million versus 2007. This increase was mainly due to the absence of proceeds from the sale of Palisades and proceeds from our nuclear decommissioning trust funds.
Financing Activities: For the six months ended June 30, 2008, net cash used in financing activities was $361 million, an increase of $807 million versus 2007. This was primarily due to the absence of contributions from the parent and an increase in net retirements of long-term debt. For additional details on long-term debt activity, see Note 5, Financings and Capitalization.
Obligations and Commitments
Revolving Credit Facilities: For details on our revolving credit facilities, see Note 5, Financings and Capitalization.
Dividend Restrictions: For details on dividend restrictions, see Note 5, Financings and Capitalization.
Off-Balance sheet Arrangements
We enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. For additional details on these arrangements, see Note 4, Contingencies, “Other Contingencies – Guarantees and Indemnifications.”
Outlook
CORPORATE OUTLOOK
Our business strategy will focus on continuing to invest in our utility system to enable us to meet our customer commitments, to comply with increasing environmental performance standards, to improve system performance, and to maintain adequate supply and capacity.
ELECTRIC BUSINESS OUTLOOK
Electric Deliveries: In 2008, we are anticipating a decrease in electric deliveries of approximately one and a half percent. This outlook can be attributed to a decline in industrial economic activity, the cancellation of one wholesale customer contract, and other usage differences primarily due to weather conditions.
Beginning in 2009 and for the four years following, we are projecting an increase in electric deliveries averaging one percent annually. This outlook assumes a modestly growing customer base, implementation of energy efficiency programs, and a stabilizing Michigan economy after 2009. This growth rate includes both full-service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants. Actual growth from year to year may vary from this trend due to the following:
•	energy conservation measures and energy efficiency programs,

•	fluctuations in weather conditions, and

•	changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.

Consumers Energy Company
Electric Customer Revenue Outlook: Michigan’s economy has suffered from closures and restructuring of automotive manufacturing facilities and those of related suppliers and by the sluggish housing market. The Michigan economy also has been harmed by facility closures in the non-manufacturing sector and limited growth. Although our electric utility results are not dependent upon a single customer, or even a few customers, those in the automotive sector represented five percent of our total 2007 electric revenue and three percent of our 2007 electric operating income. We cannot predict the financial impact of the Michigan economy on our electric customer revenue.
Electric Reserve Margin: To reduce the risk of high power supply costs during peak demand periods and to achieve our Reserve Margin target, we purchase electric capacity and energy for the physical delivery of electricity primarily in the summer months. We have purchased capacity and energy covering our Reserve Margin requirements for 2008 and a portion of our Reserve Margin requirements for 2009 and 2010. We currently have a planning Reserve Margin of 13.7 percent for summer 2008, resulting in planned supply resources equal to 113.7 percent of projected firm summer peak load. Of the 2008 supply resources target, we expect 94 percent to come from our electric generating plants and long-term power purchase contracts, with other contractual arrangements making up the remainder. We expect capacity costs for these electric capacity and energy contractual arrangements to be $18 million for 2008.
Electric Transmission Expenses: In 2008, we expect the transmission charges we incur to increase by $42 million compared with 2007 primarily due to a 33 percent increase in METC transmission rates. This increase was included in our 2008 PSCR plan filed with the MPSC in September 2007, which we self-implemented in January 2008.
Balanced Energy Initiative: In January 2007, the governor of Michigan received the MPSC’s 21st Century Electric Energy Plan stating that Michigan would need new base load capacity by 2015. The plan called for the use of more renewable energy resources, the creation of an energy efficiency program, and review procedures for proposed new generation facilities.
In response to the 21st Century Electric Energy Plan, we filed with the MPSC our “Balanced Energy Initiative” which provides a comprehensive energy resource plan to meet our projected short-term and long-term electric power requirements. The filing requests the MPSC to rule that the Balanced Energy Initiative represents a reasonable and prudent plan for the acquisition of necessary electric utility resources. Implementation of the Balanced Energy Initiative will require significant reform of the Customer Choice Act.
In September 2007, we filed with the MPSC an update to our Balanced Energy Initiative, which includes our plan to build an 800 MW advanced clean coal plant at our Karn/Weadock Generating complex near Bay City, Michigan. Construction of the proposed new clean coal plant is contingent on obtaining environmental permits and the MPSC’s approval. The Michigan Attorney General filed a motion with the MPSC to dismiss the Balanced Energy Initiative case, claiming that the MPSC lacks jurisdiction over the matter, which the ALJ denied. The Michigan Attorney General and another intervenor have filed an appeal of that decision with the MPSC.
Proposed Energy Legislation: The Michigan legislature is considering various bills related to mandatory renewable energy standards. If enacted, these bills generally would require electric utilities either to obtain a certain percentage of their power from renewable sources or make alternative compliance payments, or purchase allowances in lieu of obtaining the renewable resources. The Michigan legislature is also considering several bills that would reform the Customer Choice Act, introduce energy efficiency programs, modify the timing of rate increase requests, mandate cost allocation methodology and customer rate design, and provide for other regulatory changes. The Michigan Senate approved several bills in June 2008 that differ from the bills passed by the Michigan House of Representatives in April 2008. In July 2008, the Michigan legislature sent the bills to conference committees to resolve these differences. The differences in the bills have to be resolved and

Consumers Energy Company
the resulting legislation approved by the Michigan House, the Michigan Senate and the Michigan governor before being enacted. We cannot predict whether any of these bills will be enacted or what form the final legislation might take.
ELECTRIC BUSINESS UNCERTAINTIES
Several electric business trends and uncertainties may affect our financial condition and future results of operations. These trends and uncertainties could have a material impact on revenues and income from continuing electric operations.
Electric Environmental Estimates: Our operations are subject to various state and federal environmental laws and regulations. We have been able to recover in customer rates our costs to operate our facilities in compliance with these laws and regulations.
Clean Air Act: We continue to focus on complying with the federal Clean Air Act and the numerous resulting state and federal regulations. From 1998 through June 2008, we have incurred $789 million in capital expenditures to comply with Michigan’s Nitrogen Oxides Implementation Plan. We plan to spend an additional $780 million for equipment installation through 2015 to comply with a number of environmental regulations, including regulations limiting nitrogen oxides and sulfur dioxide emissions. We expect to recover these costs in customer rates.
Clean Air Interstate Rule: In March 2005, the EPA adopted CAIR, which required additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. CAIR was appealed to the U.S. Court of Appeals for the District of Columbia and on July 11, 2008, the Court issued its decision, vacating CAIR and the CAIR federal implementation plan in their entirety. The decision remands CAIR back to the EPA to form a new rule, which will likely take considerable time. If the decision stands and no further appeals are pursued, this mandate may affect our numerous air regulatory initiatives currently underway. We cannot predict the likelihood of any motions or appeals that may affect the final order vacating CAIR.
State and Federal Mercury Air Rules: In March 2005, the EPA issued the CAMR, which required initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. A number of states and other entities appealed certain portions of the CAMR to the U.S. Court of Appeals for the District of Columbia. The U.S. Court of Appeals for the District of Columbia decided the case in February 2008, and determined that the rules developed by the EPA were not consistent with the Clean Air Act. We continue to monitor the development of federal regulations in this area.
In April 2006, Michigan’s governor proposed a plan that would result in mercury emissions reductions of 90 percent by 2015. If this plan is made effective, we estimate the costs associated with Michigan’s mercury plan will be approximately $530 million by 2015. A draft of the state rule is expected to be issued for comment sometime in 2008.
Routine Maintenance Classification: The EPA has alleged that some utilities have incorrectly classified plant modifications as “routine maintenance” rather than seeking permits from the EPA to modify their plants. We responded to information requests from the EPA on this subject in 2000, 2002, and 2006. We believe that we have properly interpreted the requirements of “routine maintenance.” If the EPA finds that our interpretation is incorrect, we could be required to install additional pollution controls at some or all of our coal-fired electric generating plants and to pay fines. Additionally, we would need to assess the viability of continuing operations at certain plants. We cannot predict the financial impact or outcome of this issue.
Greenhouse Gases: The United States Congress has introduced proposals that would require reductions in emissions of greenhouse gases, including carbon dioxide. These laws, or similar state laws or rules, if

Consumers Energy Company
enacted, could require us to replace equipment, install additional equipment for pollution controls, purchase allowances, curtail operations, or take other steps. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material, and cost recovery cannot be assured, we expect to have an opportunity to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
Water: In July 2004, the EPA issued rules that govern existing electric generating plant cooling water intake systems (“Phase II Rule”). These rules require a significant reduction in the number of fish harmed by intake structures at large existing power plants. The EPA compliance options in the rule were challenged before the United States Court of Appeals for the Second Circuit. In January 2007, the court rejected many of the compliance options favored by industry and remanded the bulk of the rule back to the EPA for reconsideration. The United States Court of Appeals for the Second Circuit’s ruling is expected to increase significantly the cost of complying with this rule, but we will not know the cost to comply until the EPA’s reconsideration is complete. In April 2008, the U.S. Supreme Court agreed to hear this case, thereby extending the time before this issue is finally resolved.
We cannot estimate the effect of federal or state environmental policies on our future consolidated results of operations, cash flows, or financial position due to the uncertain nature of the policies. We will continue to monitor these developments and respond to their potential implications for our business operations.
For additional details on electric environmental matters, see Note 4, Contingencies, “Electric Contingencies — Electric Environmental Matters.”
Electric ROA: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At June 2008, alternative electric suppliers were providing 342 MW of generation service to ROA customers, which is 4 percent of our total distribution load and represents an increase of 13 percent compared with the ROA load at June 2007 of 302 MW.
In November 2004, the MPSC issued an order allowing us to recover Stranded Costs incurred in 2002 and 2003 through a surcharge applied to ROA customers. Since the MPSC order, we have experienced a downward trend in ROA customers, although recently this trend has slightly reversed. A decline in the number of ROA customers may affect negatively our ability to recover these Stranded Costs in a timely manner, and we may require legislative or regulatory assistance to recover these Stranded Costs fully.
Electric Rate Case: During 2007, we filed applications with the MPSC seeking an 11.25 percent authorized return on equity and, as revised, an annual increase in revenues of $265 million. The filings sought recovery of the costs associated with increased plant investment, including the purchase of the Zeeland power plant, increased equity investment, higher operation and maintenance expenses, recovery of transaction costs from the sale of Palisades, and the approval of an energy efficiency program.
In June 2008, the MPSC issued an order authorizing us to increase base rates by $28 million. This is lower than our revised position primarily due to the MPSC’s authorized return on equity of 10.7 percent and the final determination of our Zeeland plant revenue requirement.
Palisades Regulatory Proceedings: We sold Palisades to Entergy in April 2007. The MPSC order approving the transaction requires that we credit $255 million of excess sale proceeds and decommissioning amounts to our retail customers by December 2008. There are additional excess sales proceeds and decommissioning fund balances of $135 million above the amount in the MPSC order. The MPSC order in our electric rate case instructed us to offset the excess sales proceeds and decommissioning fund balances with $26 million of transaction costs from the Palisades sale and credit the remaining balance over a nine-month period beginning in August 2008.

Consumers Energy Company
For additional details and material changes relating to the restructuring of the electric utility industry and electric rate matters, see Note 4, Contingencies, “Electric Rate Matters.”
The MCV PPA: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell 1,240 MW of electricity to Consumers for 35 years beginning in 1990. In June 2008, the MPSC approved an amended and restated MCV PPA. The amended and restated MCV PPA provides for:
•	a capacity charge of $10.14 per MWh of available capacity,

•	a fixed energy charge based on our annual average base load coal generating plant operating and maintenance cost,

•	a variable energy charge for all delivered energy that reflects the MCV Partnership’s cost of production, and

•	an option for us to extend the MCV PPA for five years or purchase the MCV Facility at the conclusion of the MCV PPA’s term in March 2025.
This resolves the issues concerning our exercise of the September 2007 regulatory-out provision in the MCV PPA.
For additional details on the MCV PPA, see Note 4, Contingencies, “Other Electric Contingencies - The MCV PPA.”
GAS BUSINESS OUTLOOK
Gas Deliveries: We expect that gas deliveries in 2008 will decline approximately one percent, on a weather-adjusted basis, relative to 2007 due to continuing conservation and overall economic conditions in Michigan. We expect gas deliveries to average a decline of one-half of one percent annually over the next five years. Actual delivery levels from year to year may vary from this trend due to the following:
•	fluctuations in weather conditions,

•	use by independent power producers,

•	availability and development of renewable energy sources,

•	changes in gas commodity prices,

•	Michigan economic conditions,

•	the price of competing energy sources or fuels, and

•	energy efficiency and conservation.
GAS BUSINESS UNCERTAINTIES
Several gas business trends and uncertainties may affect our future financial results and financial condition. These trends and uncertainties could have a material impact on future revenues and income from gas operations.
Gas Environmental Estimates: We expect to incur investigation and remedial action costs at a number of sites, including 23 former manufactured gas plant sites. For additional details, see Note 4, Contingencies, “Gas Contingencies — Gas Environmental Matters.”
Gas Cost Recovery: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudence in annual plan and reconciliation proceedings. For additional details on GCR, see Note 4, Contingencies, “Gas Rate Matters – Gas Cost Recovery.”

Consumers Energy Company
Gas Depreciation: In June 2007, the MPSC issued its final order in a generic ARO accounting case and modified the filing requirement for our next gas depreciation case. The order changed the filing requirement date from 90 days after the issuance of that order to no later than August 1, 2008. On August 1, 2008, we filed a gas depreciation case using 2007 data and the ordered variations on traditional cost-of-removal methodologies. We cannot predict the outcome of this matter.
If a final order in our gas depreciation case is not issued concurrently with a final order in a general gas rate case, the MPSC may incorporate the results of the depreciation case into general gas rates through a surcharge, which may be either positive or negative.
2007 Gas Rate Case: In August 2007, the MPSC approved a partial settlement agreement authorizing an annual rate increase of $50 million, including an authorized return on equity of 10.75 percent. In September 2007, the MPSC reopened the record in the case to allow all interested parties to be heard concerning the approval of an energy efficiency program, which we proposed in our original filing. In April 2008, the MPSC approved a settlement agreement withdrawing the proposed energy efficiency program and closed the case.
2008 Gas Rate Case: In February 2008, we filed an application with the MPSC for an annual gas rate increase of $91 million based on an 11 percent authorized return on equity. The MPSC staff and intervenors are scheduled to file testimony in August 2008.
Lost and Unaccounted for Gas: Gas utilities typically lose a portion of gas as it is injected into and withdrawn from storage and sent through transmission and distribution systems. We recover the cost of lost and unaccounted for gas through general rate cases, which have traditionally provided recovery, based on an average of the previous five years of actual losses. To the extent that we experience lost and unaccounted for gas that exceeds the previous five-year average, we may be unable to recover these amounts in rates.
OTHER OUTLOOK
Software Implementation: In July 2008, we implemented an integrated business software system for customer billing, finance, purchasing/supply chain, human resources and payroll, and utility asset construction and maintenance work management. We expect the new business software to improve customer service and reduce operating system risk. The total project cost for the initial implementation was $16 million in operating expenses and $174 million in capital expenditures.
Advanced Metering Infrastructure: We are developing an advanced metering system that will provide enhanced controls and information about our customer energy usage and notification of service interruptions. The system also will allow customers to make decisions about energy efficiency and conservation, provide other customer benefits, and reduce costs. We expect to develop integration software and pilot new technology over approximately the next two years, and incur capital expenditures of approximately $800 million over the next seven years. Over the long-term, we do not expect this project to affect customer rates significantly.
Litigation and Regulatory Investigation: We are a party to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. For additional details regarding these lawsuits and proceedings, see Note 4, Contingencies and Part II, Item 1. Legal Proceedings.

Consumers Energy Company
IMPLEMENTATION OF NEW ACCOUNTING STANDARDS
SFAS No. 157, Fair Value Measurements: This standard, which was effective for us January 1, 2008, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The implementation of this standard did not have a material effect on our consolidated financial statements. For additional details on our fair value measurements, see Note 2, Fair Value Measurements.
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158. Phase one of this standard, implemented in December 2006, required us to recognize the funded status of our defined benefit postretirement plans on our Consolidated Balance Sheets at December 31, 2006. Phase two, implemented in January 2008, required us to change our plan measurement date from November 30 to December 31, effective for the year ending December 31, 2008. For additional details, see Note 7, Retirement Benefits.
SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment to FASB Statement No. 115: This standard, which was effective for us January 1, 2008, gives us the option to measure certain financial instruments and other items at fair value, with changes in fair value recognized in earnings. We have not elected the fair value option for any financial instruments or other items.
EITF Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: EITF Issue 06-11 requires companies to recognize, as an increase to additional paid-in capital, the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards. We implemented EITF Issue 06-11 on January 1, 2008. This implementation did not have a material effect on our consolidated financial statements.
NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE
SFAS No. 141(R), Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes how an acquiring entity should measure and recognize assets acquired, liabilities assumed, and noncontrolling interests acquired through a business combination. The standard also establishes how goodwill or gains from bargain purchases should be measured and recognized and what information the acquirer should disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. Costs of an acquisition are to be recognized separately from the business combination. We will apply SFAS No. 141(R) prospectively to any business combination for which the date of acquisition is on or after January 1, 2009.
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51: Under SFAS No. 160, effective for us January 1, 2009, ownership interests in subsidiaries held by third parties, which are currently referred to as minority interests, will be presented as noncontrolling interests and shown separately on our Consolidated Balance Sheets within equity. We are evaluating the impact SFAS No. 160 will have on our consolidated financial statements. For additional details, see Note 1, Corporate Structure and Accounting Policies.
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133: In March 2008, the FASB issued SFAS No. 161, effective for us January 1, 2009. This standard will require entities to provide enhanced disclosures about how and why derivatives are used, how derivatives and related hedged items are accounted for under SFAS No. 133, and how derivatives and related hedged items affect financial position, financial performance, and cash

Consumers Energy Company
flows. This standard will have no effect on our consolidated financial statements.
FSP FAS 142-3, Determination of the Useful Life of Intangible Assets: In April 2008, the FASB issued FSP FAS 142-3, effective for us January 1, 2009. This standard amends SFAS No. 142, Goodwill and Other Intangible Assets, to require expanded consideration of expected future renewals or extensions of intangible assets when determining their useful life. This standard will be applied prospectively for intangible assets acquired after the effective date. We are evaluating the impact this standard will have on our consolidated financial statements.

Consumers Energy Company
(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Income
(Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2008	2007	2008	2007

Operating Revenue	$1,263	$1,247	$3,354	$3,302

Operating Expenses
Fuel for electric generation	118	88	245	176
Purchased and interchange power	293	365	610	672
Purchased power — related parties	17	20	37	39
Cost of gas sold	289	261	1,233	1,196
Other operating expenses	194	198	364	418
Maintenance	44	45	80	102
Depreciation and amortization	124	117	294	273
General taxes	45	51	102	115

	1,124	1,145	2,965	2,991

Operating Income	139	102	389	311

Other Income (Deductions)
Interest	9	20	16	31
Regulatory return on capital expenditures	8	7	16	15
Other income	2	9	5	16
Other expense	(5)	—	(6)	(3)

	14	36	31	59

Interest Charges
Interest on long-term debt	55	59	113	118
Interest on long-term debt — related parties	—	—	—	2
Other interest	4	14	11	15
Capitalized interest	(1)	(1)	(3)	(4)

	58	72	121	131

Income Before Income Taxes	95	66	299	239

Income Tax Expense	35	22	109	82

Net Income	60	44	190	157

Preferred Stock Dividends	—	—	1	1

Net Income Available to Common Stockholder	$60	$44	$189	$156

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows
(Unaudited)

		In Millions
Six Months Ended June 30	2008	2007

Cash Flows from Operating Activities
Net income	$190	$157
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (includes nuclear decommissioning of $- and $2)	294	273
Deferred income taxes and investment tax credit	44	(14)
Regulatory return on capital expenditures	(16)	(15)
Gain on sale of assets	—	(2)
Postretirement benefits expense	74	66
Capital lease and other amortization	16	20
Postretirement benefits contributions	(24)	(25)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, notes receivable and accrued revenue	199	(181)
Decrease in accrued power supply and gas revenue	40	41
Decrease in inventories	122	197
Increase (decrease) in accounts payable	(3)	13
Increase in accrued expenses	7	2
Decrease in other current and non-current assets	117	83
Decrease in other current and non-current liabilities	(106)	(56)

Net cash provided by operating activities	954	559

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(338)	(373)
Cost to retire property	(12)	(5)
Restricted cash	5	12
Investments in nuclear decommissioning trust funds	—	(1)
Proceeds from nuclear decommissioning trust funds	—	317
Proceeds from sale of assets		338
Other investing	—	2

Net cash provided by (used in) investing activities	(345)	290

Cash Flows from Financing Activities
Proceeds from issuance of long term debt	250	—
Retirement of long-term debt	(426)	(17)
Payment of common stock dividends	(168)	(135)
Payment of capital and finance lease obligations	(12)	(8)
Stockholder’s contribution	—	650
Payment of preferred stock dividends	(1)	(1)
Decrease in notes payable	—	(42)
Debt issuance and financing costs	(4)	(1)

Net cash provided by (used in) financing activities	(361)	446

Net Increase in Cash and Cash Equivalents	248	1,295

Cash and Cash Equivalents, Beginning of Period	195	37

Cash and Cash Equivalents, End of Period	$443	$1,332

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets
ASSETS

		In Millions
	June 30	December 31
	2008	2007
	(Unaudited)
Plant and Property (at cost)
Electric	$8,695	$8,555
Gas	3,511	3,467
Other	15	15

	12,221	12,037
Less accumulated depreciation, depletion, and amortization	4,114	3,993

	8,107	8,044
Construction work-in-progress	557	447

	8,664	8,491

Investments
Stock of affiliates	27	32

Current Assets
Cash and cash equivalents at cost, which approximates market	443	195
Restricted cash at cost, which approximates market	20	25
Notes receivable	74	67
Accounts receivable and accrued revenue, less allowances of $18 in 2008 and $16 in 2007	611	810
Accrued power supply revenue	2	45
Accounts receivable — related parties	1	4
Inventories at average cost
Gas in underground storage	993	1,123
Materials and supplies	88	79
Generating plant fuel stock	99	100
Deferred property taxes	124	158
Regulatory assets — postretirement benefits	19	19
Prepayments and other	25	28

	2,499	2,653

Non-current Assets
Regulatory assets
Securitized costs	443	466
Postretirement benefits	867	921
Customer Choice Act	121	149
Other	464	504
Other	132	185

	2,027	2,225

Total Assets	$13,217	$13,401

The accompanying notes are an integral part of these statements.

STOCKHOLDER’S INVESTMENT AND LIABILITIES

		In Millions
	June 30	December 31
	2008	2007
	(Unaudited)

Capitalization
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for all periods	$841	$841
Paid-in capital	2,482	2,482
Accumulated other comprehensive loss	(1)	—
Retained earnings	339	324

	3,661	3,647

Preferred stock	44	44

Long-term debt	3,725	3,692
Non-current portion of capital and finance lease obligations	216	225

	7,646	7,608

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	259	470
Accounts payable	448	403
Accrued rate refunds	66	19
Accounts payable — related parties	9	13
Accrued interest	62	65
Accrued taxes	324	353
Deferred income taxes	140	151
Regulatory liabilities	204	164
Other	113	150

	1,625	1,788

Non-current Liabilities
Deferred income taxes	724	713
Regulatory liabilities
Regulatory liabilities for cost of removal	1,172	1,127
Income taxes, net	572	533
Other regulatory liabilities	150	313
Postretirement benefits	822	813
Asset retirement obligations	201	198
Deferred investment tax credit	56	58
Other	249	250

	3,946	4,005

Commitments and Contingencies (Notes 4, 5, and 6)

Total Stockholder’s Investment and Liabilities	$13,217	$13,401

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Common Stockholder’s Equity
(Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2008	2007	2008	2007

Common Stock
At beginning and end of period (a)	$841	$841	$841	$841

Other Paid-in Capital
At beginning of period	2,482	1,832	2,482	1,832
Stockholder’s contribution	—	650	—	650

At beginning and end of period	2,482	2,482	2,482	2,482

Accumulated Other Comprehensive Income
Retirement benefits liability
At beginning of period	(9)	(8)	(15)	(8)
Retirement benefits liability adjustment (b)	—	—	6	—

At beginning and end of period	(9)	(8)	(9)	(8)

Investments
At beginning of period	7	22	15	23
Unrealized gain (loss) on investments (b)	1	—	(7)	(1)

At end of period	8	22	8	22

Total Accumulated Other Comprehensive Income (Loss)	(1)	14	(1)	14

Retained Earnings
At beginning of period	334	283	324	270
Effects of changing the retirement plans measurement date pursuant to SFAS No. 158
Service cost, interest cost, and expected return on plan assets for December 1 through December 31, 2007, net of tax	—	—	(4)	—
Additional loss from December 1 through December 31, 2007, net of tax	—	—	(2)	—
Adjustment to initially apply FIN 48, net of tax	—	—	—	(5)
Net income	60	44	190	157
Cash dividends declared — Common Stock	(55)	(41)	(168)	(135)
Cash dividends declared — Preferred Stock	—	—	(1)	(1)

At end of period	339	286	339	286

Total Common Stockholder’s Equity	$3,661	$3,623	$3,661	$3,623

The accompanying notes are an integral part of these statements.

				In Millions
	Three Months Ended		Six Months Ended
June 30	2008	2007	2008	2007
	(Unaudited)
(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b) Disclosure of Comprehensive Income:

Net income	$60	$44	$190	$157

Retirement benefits liability
Retirement benefits liability adjustment, net of tax of $-, $-, $2 and $-, respectively	—	—	6	—

Investments
Unrealized gain (loss) on investments, net of tax (tax benefit) of $1, $-, $(3) and $(1), respectively	1	—	(7)	(1)

Total Comprehensive Income	$61	$44	$189	$156

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consumers Energy Company
Notes to Consolidated Financial Statements
(Unaudited)
These interim Consolidated Financial Statements have been prepared by Consumers in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, Consumers has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in Consumers’ Form 10-K for the year ended December 31, 2007. Due to the seasonal nature of Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
1: Corporate Structure and Accounting Policies
Corporate Structure: Consumers, a subsidiary of CMS Energy, a holding company, is a combination electric and gas utility company serving in Michigan’s Lower Peninsula. Our customer base includes a mix of residential, commercial, and diversified industrial customers. We manage our business by the nature of service provided and operate principally in two business segments: electric utility and gas utility.
Principles of Consolidation: The consolidated financial statements comprise Consumers and all other entities in which we have a controlling financial interest or are the primary beneficiary, in accordance with FIN 46(R). We use the equity method of accounting for investments in companies and partnerships that are not consolidated, where we have significant influence over operations and financial policies, but are not the primary beneficiary. We eliminate intercompany transactions and balances.
Use of Estimates: We prepare our consolidated financial statements in conformity with U.S. GAAP. We are required to make estimates using assumptions that may affect the reported amounts and disclosures. Actual results could differ from those estimates.
We record estimated liabilities for contingencies in our consolidated financial statements when it is probable that a liability has been incurred and when the amount of loss can be reasonably estimated. For additional details, see Note 4, Contingencies.
Revenue Recognition Policy: We recognize revenues from deliveries of electricity and natural gas, and from the storage of natural gas when services are provided. We record unbilled revenues for the estimated amount of energy delivered to customers but not yet billed. Our unbilled receivables were $352 million at June 30, 2008 and $490 million at December 31, 2007. We record sales tax on a net basis and exclude it from revenues.

Consumers Energy Company
Other Income and Other Expense: The following tables show the components of Other income and Other expense:

In Millions
Three Months Ended			Six Months Ended
June 30	2008	2007	2008	2007

Other income
Electric restructuring return	$—	$—	$—	$1
Return on stranded and security costs	2	2	3	3
Gain on stock	—	—	—	4
Gain on investment	—	4	—	4
Gain on asset sales, net	—	2	—	2
All other	—	1	2	2

Total other income	$2	$9	$5	$16

In Millions
Three Months Ended			Six Months Ended
June 30	2008	2007	2008	2007

Other expense
Civic and political expenditures	$(3)	$—	$(4)	$(1)
All other	(2)	—	(2)	(2)

Total other expense	$(5)	$—	$(6)	$(3)

New Accounting Standards Not Yet Effective: SFAS No. 141(R), Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes how an acquiring entity should measure and recognize assets acquired, liabilities assumed, and noncontrolling interests acquired through a business combination. The standard also establishes how goodwill or gains from bargain purchases should be measured and recognized and what information the acquirer should disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. Costs of an acquisition are to be recognized separately from the business combination. We will apply SFAS No. 141(R) prospectively to any business combination for which the date of acquisition is on or after January 1, 2009.
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51: In December 2007, the FASB issued SFAS No. 160, effective for us January 1, 2009. Under this standard, ownership interests in subsidiaries held by third parties, which are currently referred to as minority interests, will be presented as noncontrolling interests and shown separately on our Consolidated Balance Sheets within equity. Any changes in our ownership interests while control is retained will be treated as equity transactions. In addition, this standard requires presentation and disclosure of the allocation between controlling and noncontrolling interests’ income from continuing operations, discontinued operations, and comprehensive income and a reconciliation of changes in the consolidated statement of equity during the reporting period. The presentation and disclosure requirements of the standard will be applied retrospectively for all periods presented. All other requirements will be applied prospectively. We are evaluating the impact SFAS No. 160 will have on our consolidated financial statements.

Consumers Energy Company
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133: In March 2008, the FASB issued SFAS No. 161, effective for us January 1, 2009. This standard will require entities to provide enhanced disclosures about how and why derivatives are used, how derivatives and related hedged items are accounted for under SFAS No. 133, and how derivatives and related hedged items affect financial position, financial performance, and cash flows. This standard will have no effect on our consolidated financial statements.
FSP FAS 142-3, Determination of the Useful Life of Intangible Assets: In April 2008, the FASB issued FSP FAS 142-3, effective for us January 1, 2009. This standard amends SFAS No. 142, Goodwill and Other Intangible Assets, to require expanded consideration of expected future renewals or extensions of intangible assets when determining their useful life. This standard will be applied prospectively for intangible assets acquired after the effective date. We are evaluating the impact this standard will have on our consolidated financial statements.
2: Fair Value Measurements
SFAS No. 157, which became effective January 1, 2008, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but applies to those fair value measurements recorded or disclosed under other accounting standards. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly exchange between market participants, and requires that fair value measurements incorporate all assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. The standard also eliminates the prohibition against recognizing “day one” gains and losses on derivative instruments. We did not hold any derivatives with “day one” gains or losses during the six months ended June 30, 2008. The standard is to be applied prospectively, except that limited retrospective application is required for three types of financial instruments, none of which we held during the six months ended June 30, 2008.
SFAS No. 157 establishes a fair value hierarchy that prioritizes inputs used to measure fair value according to their observability in the market. The three levels of the fair value hierarchy are as follows:
•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. These markets must be accessible to us at the measurement date.

•	Level 2 inputs are observable, market-based inputs, other than Level 1 prices. Level 2 inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices in inactive markets, interest rates and yield curves observable at commonly quoted intervals, credit risks, default rates, and inputs derived from or corroborated by observable market data.

•	Level 3 inputs are unobservable inputs that reflect our own assumptions about how market participants would value our assets and liabilities.
To the extent possible, we use quoted market prices or other observable market pricing data in valuing assets and liabilities measured at fair value under SFAS No. 157. If such information is unavailable, we use market-corroborated data or reasonable estimates about market participant assumptions. We classify fair value measurements within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement in its entirety.

Consumers Energy Company
The FASB has issued a one-year deferral of SFAS No. 157 for nonfinancial assets and liabilities, except those that are recorded or disclosed at fair value on a recurring basis. Under this partial deferral, SFAS No. 157 will not be effective until January 1, 2009 for fair value measurements in the following areas:
•	AROs,

•	most of the nonfinancial assets and liabilities acquired in a business combination, and

•	impairment analyses performed for nonfinancial assets.
SFAS No. 157 was effective January 1, 2008 for our derivative instruments, available-for-sale investment securities, and nonqualified deferred compensation plan assets and liability. The implementation of this standard did not have a material effect on our consolidated financial statements.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by level within the fair value hierarchy, our assets and liabilities accounted for at fair value on a recurring basis at June 30, 2008.

In Millions
	June 30, 2008	Level 1	Level 2

Assets:
CMS Energy Common Stock	$27	$27	$—

Nonqualified Deferred Compensation Plan Assets	3	3	—

SERP
Equity Securities	35	35	—
Debt Securities	20	—	20

Total	$85	$65	$20

Liabilities:
Nonqualified Deferred Compensation Plan Liability	$(3)	$(3)	$—

Nonqualified Deferred Compensation Plan Assets: Our Nonqualified deferred compensation plan assets are invested in various mutual funds. We value these assets using a market approach, which uses the daily quoted NAV provided by the fund managers that are the basis for transactions to buy or sell shares in each fund. On our Consolidated Balance Sheets, these assets are included in Other non-current assets.
SERP Assets: Our SERP assets are valued using a market approach, which incorporates prices and other relevant information from market transactions. Our SERP equity securities are held through a mutual fund that invests in securities that are listed on an active exchange or dealer market. The fair value of the SERP equity securities is based on the NAV provided by the fund manager that is calculated based on the closing prices of the securities held by the fund. The NAV is the basis for transactions to buy or sell shares in the fund. The fair values of SERP debt securities are based on a matrix pricing model that incorporates market-based information. SERP assets are included in Other non-current assets on our Consolidated Balance Sheets. For additional details about our SERP securities, see Note 6, Financial and Derivative Instruments.

Consumers Energy Company
Nonqualified Deferred Compensation Plan Liability: The non-qualified deferred compensation plan liability is valued based on the fair values of the plan assets, as they reflect what is owed to the plan participants in accordance with their investment elections. These liabilities, except for our primary DSSP plan liability, are included in Other non-current liabilities on our Consolidated Balance Sheets. Our primary DSSP plan liability is included in non-current Post-retirement benefits on our Consolidated Balance Sheets.
At June 30, 2008, we did not have any assets or liabilities classified as Level 3.
3: Asset Sales
The impacts of our asset sales are included in Other Income in our Consolidated Statements of Income. Asset sales were immaterial for the six months ended June 30, 2008.
Gross cash proceeds from the sale of assets totaled $338 million through June 30, 2007. For the six months ended June 30, 2007, we sold the following assets:

In Millions
		Pretax	After-tax
Month Sold	Business/Project	Gain	Gain

April	Palisades (a)	$—	$—
Various	Other	2	1

	Total gain on asset sales	$2	$1

(a)	We sold Palisades to Entergy for $380 million and received $364 million after various closing adjustments. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. Because of the sale of Palisades, we paid the NMC, the former operator of Palisades, $7 million in exit fees and forfeited our $5 million investment in the NMC. Entergy assumed responsibility for the future decommissioning of Palisades and for storage and disposal of spent nuclear fuel located at Palisades and the Big Rock ISFSI sites.
We accounted for the disposal of Palisades as a financing for accounting purposes and thus we recognized no gain on the Consolidated Statements of Income. We accounted for the remaining non-real estate assets and liabilities associated with the transaction as a sale.
4: Contingencies
Katz Technology Litigation: In June 2007, RAKTL filed a lawsuit in the United States District Court for the Eastern District of Michigan against us and CMS Energy alleging patent infringement. RAKTL claimed that automated customer service, bill payment services and gas leak reporting offered to our customers and accessed through toll free numbers infringe on patents held by RAKTL. We, along with CMS Energy, signed a settlement and license agreement with RAKTL in June 2008 to settle the litigation. The settlement and licensing costs with RAKTL are immaterial. On June 10, 2008, the court entered an order dismissing the case with prejudice.

Consumers Energy Company
ELECTRIC CONTINGENCIES
Electric Environmental Matters: Our operations are subject to environmental laws and regulations. Generally, we have been able to recover in customer rates the costs to operate our facilities in compliance with these laws and regulations.
Cleanup and Solid Waste: Under the NREPA, we will ultimately incur investigation and response activity costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.
We are a potentially responsible party at a number of contaminated sites administered under the Superfund. Superfund liability is joint and several. However, many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on our experience, we estimate that our share of the total liability for most of our known Superfund sites will be between $1 million and $11 million. At June 30, 2008, we have recorded a liability for the minimum amount of our estimated probable Superfund liability in accordance with FIN 14.
The timing of payments related to our investigation and response activities at our Superfund and NREPA sites is uncertain. Any significant change in assumptions, such as different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of response activity costs and the timing of our payments.
Ludington PCB: In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at Ludington. We removed and replaced part of the PCB material with non-PCB material. Since proposing a plan to deal with the remaining materials, we have had several communications with the EPA. The EPA has proposed a rule that would allow us to leave the material in place, subject to certain restrictions. We are not able to predict when the EPA will issue a final ruling. We cannot predict the financial impact or outcome of this matter.
Electric Utility Plant Air Permit Issues: In April 2007, we received a Notice of Violation (NOV)/Finding of Violation (FOV) from the EPA alleging that 14 of our utility boilers exceeded visible emission limits in their associated air permits. The utility boilers are located at the Karn/Weadock Generating Complex, Campbell Plant, Cobb Electric Generating Station and Whiting Plant, which are all in Michigan. We have responded formally to the NOV/FOV denying the allegations and are awaiting the EPA’s response to our submission. We cannot predict the financial impact or outcome of this matter.
Litigation: In 2003, a group of eight PURPA qualifying facilities (the plaintiffs) filed a lawsuit in Ingham County Circuit Court. The lawsuit alleged that we incorrectly calculated the energy charge payments made under power purchase agreements. The judge deferred to the primary jurisdiction of the MPSC, dismissing the circuit court case without prejudice. In February 2005, the MPSC issued an order in the 2004 PSCR plan case concluding that we have been correctly administering the energy charge calculation methodology. The plaintiffs appealed the MPSC order to the Michigan Court of Appeals, which, in April 2008, affirmed the MPSC order. The plaintiffs filed an application for leave to appeal with the Michigan Supreme Court. We believe we have been performing the calculation in the manner prescribed by the power purchase agreement and have not recorded any reserves. We cannot predict the financial impact or outcome of this matter.

Consumers Energy Company
ELECTRIC RATE MATTERS
Electric ROA: The Customer Choice Act allows electric utilities to recover their net Stranded Costs. In November 2004, the MPSC approved recovery of our Stranded Costs incurred in 2002 and 2003 plus interest through the period of collection. At June 30, 2008, we had a regulatory asset for Stranded Costs of $70 million. We collect these Stranded Costs through a surcharge on ROA customers. Since the MPSC order, we have experienced a downward trend in ROA customers, although recently this trend has slightly reversed. A decline in the number of ROA customers may affect negatively our ability to recover these Stranded Costs in a timely manner, and we may require legislative or regulatory assistance to recover these Stranded Costs fully.
Power Supply Costs: The PSCR process is designed to allow us to recover reasonable and prudent power supply costs. The MPSC reviews these costs for reasonableness and prudence in annual plan proceedings and in annual plan reconciliation proceedings. The following table summarizes our PSCR reconciliation filing currently pending with the MPSC:

Power Supply Cost Recovery Reconciliation

PSCR Cost
		Net Under-	of Power	Description of Net
PSCR Year	Date Filed	recovery	Sold	Underrecovery

2007 Reconciliation	March 2008	$42 million (a)	$1.628 billion	Underrecovery relates primarily to the removal of $44 million of Palisades sale proceeds credits from the PSCR. The MPSC directed that we refund these credits through a separate surcharge versus a reduction of power supply costs.

(a)	This amount includes 2006 underrecoveries as allowed by the MPSC order in our 2007 PSCR plan case.
2006 PSCR Reconciliation: Our 2006 PSCR reconciliation resulted in a $56 million underrecovery. The April 2008 MPSC order disallowed $6 million related to certain replacement power costs and the recovery of discount credits provided to certain customers. As a result, we reduced our Accrued power supply revenue for the period ended March 31, 2008 for this amount. The MPSC order also addressed the allocation of our proceeds from the sale of sulfur dioxide allowances of $62 million. The MPSC order directed us to credit $44 million of the proceeds to PSCR customers and allowed us to retain $18 million of the proceeds. We previously reserved all proceeds as a regulatory liability. As a result of the MPSC order, we recognized our retained portion in earnings for the period ended March 31, 2008.

Consumers Energy Company
2007 PSCR Plan: In April 2008, the MPSC issued an order allowing us to continue to use our 2007 PSCR monthly factor as approved in its temporary order, with minor adjustments. The order also allowed us to include prior year underrecoveries and overrecoveries in future PSCR plans as prescribed in the temporary order. Furthermore, the MPSC order directed us to allocate the proceeds from the sale of sulfur dioxide allowances to PSCR customers in the manner approved in the 2006 PSCR reconciliation case.
2008 PSCR Plan: In September 2007, we submitted our 2008 PSCR plan filing to the MPSC. The plan includes recovery of 2007 PSCR underrecoveries, which were $42 million. We self-implemented a 2008 PSCR charge in January 2008. In June 2008, the ALJ issued a Proposal for Decision that is consistent with our position, with minor exceptions.
We expect to recover fully all of our PSCR costs. When we are unable to collect these costs as they are incurred, there is a negative impact on our cash flows from electric utility operations. We cannot predict the financial impact or the outcome of these proceedings.
Electric Rate Case: During 2007, we filed applications with the MPSC seeking an 11.25 percent authorized return on equity and, as revised, an annual increase in revenues of $265 million. The filings sought recovery of the costs associated with increased plant investment, including the purchase of the Zeeland power plant, increased equity investment, higher operation and maintenance expenses, recovery of transaction costs from the sale of Palisades, and the approval of an energy efficiency program. In June 2008, the MPSC issued an order authorizing us to increase base rates by $28 million. This is lower than our revised position primarily due to the MPSC’s authorized return on equity of 10.7 percent and the final determination of our Zeeland plant revenue requirement. The MPSC order further instructed that we absorb $2 million of the Palisades sale transaction costs and that we exclude the energy efficiency surcharge from base rates until pending legislation regarding energy efficiency programs is completed.
The following table summarizes the components of the requested increase in revenue and the MPSC order:

		In Millions

	Consumers	MPSC
Components of the increase in revenue	Position	Order	Difference

Revenue Sufficiency	$(21)	$(46)	$(25)
Zeeland Plant Requirement	86	74	(12)

Base Rates Total	65	28	(37)
Eliminate Palisades Recovery Credit in PSCR (a)	167	167	—
Palisades Sale Transaction Cost Surcharge	28	26	(2)
Energy Efficiency Surcharge	5	—	(5)

Total	$265	$221	$(44)

(a)	Palisades power purchase agreement costs in the PSCR were offset through a base rate recovery credit until the MPSC order discontinued and removed the Palisades costs from base rates.
When we are unable to include increased costs and investments in rates in a timely manner, there is a negative impact on our cash flows from electric utility operations.
Palisades Regulatory Proceedings: The MPSC order approving the Palisades sale transaction requires that we credit $255 million of excess sales proceeds and decommissioning amounts to our

Consumers Energy Company
retail customers by December 2008. There are additional excess sales proceeds and decommissioning fund balances of $135 million above the amount in the MPSC order. Pending a review of our final reconciliation of the Palisades transaction filed in July 2008, the MPSC order in our electric rate case instructed us to offset the excess sales proceeds and decommissioning fund balances with $26 million of transaction costs from the Palisades sale and credit the remaining balance over a nine-month period beginning in August 2008.
OTHER ELECTRIC CONTINGENCIES
The MCV PPA: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell 1,240 MW of electricity to Consumers under a 35-year power purchase agreement that began in 1990. Prior to September 2007, the cost that we incurred under the MCV PPA exceeded the recovery amount allowed by the MPSC. Pursuant to a regulatory-out provision in the contract, effective September 2007, we provided notice that we intended to limit our capacity and fixed energy payments to the MCV Partnership to the amount that we collect from our customers. As a result, the MCV Partnership filed an application with the MPSC requesting the elimination of the 88.7 percent availability cap on the amount of capacity and fixed energy charges that we were allowed to recover from our customers.
In June 2008, the MPSC approved an amended and restated MCV PPA entered into as part of a settlement agreement among the parties to the MPSC proceeding initiated by the MCV Partnership. The amended and restated MCV PPA effectively eliminates the 88.7 percent availability cap and the resultant mismatch between the payments to the MCV Partnership and the amount that we collect from our customers. The amended and restated MCV PPA provides for:
•	a capacity charge of $10.14 per MWh of available capacity,

•	a fixed energy charge based on our annual average base load coal generating plant operating and maintenance cost,

•	a variable energy charge for all delivered energy that reflects the MCV Partnership’s cost of production, and

•	an option for us to extend the MCV PPA for five years or purchase the MCV Facility at the conclusion of the MCV PPA’s term in March 2025.
The amended and restated MCV PPA will take effect when at least four boilers being installed to provide steam and electric energy at the MCV Facility are operational. The amended and restated MCV PPA eliminates the RCP, but continues the $5 million annual contribution by the MCV Partnership to a renewable resources program. As a part of the amended and restated MCV PPA, the MCV Partnership agrees not to contest our exercise of the regulatory-out provision in the original MCV PPA.
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

Consumers Energy Company
Palisades and the Big Rock ISFSI did not transfer the right to any recoveries from the DOE related to costs of spent nuclear fuel storage incurred during our ownership of Palisades and Big Rock.
Big Rock Decommissioning: The MPSC and the FERC regulate the recovery of costs to decommission Big Rock. In December 2000, funding of a Big Rock trust fund ended because the MPSC-authorized decommissioning surcharge collection period expired. The level of funds provided by the trust fell short of the amount needed to complete decommissioning. As a result, we provided $44 million of corporate contributions for decommissioning costs. This amount is in addition to the $30 million payment to Entergy to assume ownership and responsibility for the Big Rock ISFSI and additional corporate contributions for nuclear fuel storage costs of $55 million, due to the DOE’s failure to accept spent nuclear fuel on schedule. We have a $129 million regulatory asset recorded on our Consolidated Balance Sheets for these costs.
In July 2008, we filed an application with the MPSC seeking the deferral of ratemaking treatment regarding the recovery of our nuclear fuel storage costs and the payment to Entergy, until the litigation regarding these costs is resolved in the federal courts. In the application, we also are seeking to recover the $44 million Big Rock decommissioning shortfall from customers. We cannot predict the outcome of this proceeding.
Nuclear Fuel Disposal Cost: We deferred payment for disposal of spent nuclear fuel used before April 7, 1983. Our DOE liability is $161 million at June 30, 2008. This amount includes interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. We recovered the amount of this liability, excluding a portion of interest, through electric rates. In conjunction with the sale of Palisades and the Big Rock ISFSI, we retained this obligation and provided a $155 million letter of credit to Entergy as security for this obligation.
GAS CONTINGENCIES
Gas Environmental Matters: We expect to incur investigation and remediation costs at a number of sites under the NREPA, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In December 2005, we estimated our remaining costs to be between $29 million and $71 million, based on 2005 discounted costs, using a discount rate of three percent. The discount rate represented a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through proceeds from insurance settlements and MPSC-approved rates.
From January 1, 2006 to June 30, 2008, we have spent a total of $13 million for MGP response activities. At June 30, 2008, we have a liability of $16 million and a regulatory asset of $47 million, which includes $32 million of deferred MGP expenditures. The timing of payments related to the remediation of our manufactured gas plant sites is uncertain. We expect annual response activity costs to range between $4 million and $5 million per year over the next four years. Periodically, we review these response activity cost estimates. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of response activity costs and the timing of our payments.
Gas Title Transfer Tracking Fees and Services: In November 2007, we reached an agreement in principle with Duke Energy Corporation, Dynegy Incorporated, Reliant Energy Resources Incorporated and the FERC Staff to settle the TTT proceeding. The terms of the agreement include the payment of

Consumers Energy Company
$2 million in total refunds to all TTT customers and a reduced rate for future TTT transactions. The settlement agreement was filed on February 1, 2008. The FERC conditionally approved the settlement on July 28, 2008.
FERC Investigation: In February 2008, we received a data request relating to an investigation the FERC is conducting into possible violations of the FERC’s posting and competitive bidding regulations related to releases of firm capacity on natural gas pipelines. We responded to the FERC’s first data request in the first quarter of 2008. In July 2008, we responded to a second set of data requests from the FERC. We cannot predict the financial impact or the outcome of this matter.
GAS RATE MATTERS
Gas Cost Recovery: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudence in annual plan and reconciliation proceedings.
The following table summarizes our GCR reconciliation filings with the MPSC:

Gas Cost Recovery Reconciliation

			Net Over-	GCR Cost of
GCR Year	Date Filed	Order Date	recovery	Gas Sold	Description of Net Overrecovery

2006-2007	June 2007	July 2008	$5 million	$1.7 billion	The total overrecovery amount reflects an overrecovery of $1 million plus $4 million in accrued interest owed to customers.
2007-2008	June 2008	Pending	$17 million	$1.7 billion	The total overrecovery amount reflects an overrecovery of $15 million plus $2 million in accrued interest owed to customers.

GCR plan for year 2007-2008: In July 2007, the MPSC issued an order for our 2007-2008 GCR plan year. The order approved a settlement agreement that allowed a base GCR ceiling factor of $8.47 per mcf for April 2007 through March 2008, subject to a quarterly ceiling price adjustment mechanism. We were able to maintain our GCR billing factor below the authorized level.
GCR plan for year 2008-2009: In December 2007, we filed an application with the MPSC seeking approval of a GCR plan for our 2008-2009 GCR Plan year. Our request proposed the use of a base GCR ceiling factor of $8.17 per mcf, plus a quarterly GCR ceiling price adjustment contingent upon future events. We implemented the quarterly adjustment mechanism in July 2008 to raise the ceiling factor to $9.92.
The GCR billing factor is adjusted monthly in order to minimize the over or underrecovery amounts in our annual GCR reconciliation. Our GCR billing factor for August 2008 is $9.69 per mcf.
2007 Gas Rate Case: In August 2007, the MPSC approved a partial settlement agreement authorizing an annual rate increase of $50 million, including an authorized return on equity of 10.75 percent. In September 2007, the MPSC reopened the record in the case to allow all interested parties to be heard concerning the approval of an energy efficiency program, which we proposed in our original filing. In April 2008, the MPSC approved a settlement agreement withdrawing the proposed energy efficiency program and closed the case.

Consumers Energy Company
2008 Gas Rate Case: In February 2008, we filed an application with the MPSC for an annual gas rate increase of $91 million based on an 11 percent authorized return on equity. The MPSC staff and intervenors are scheduled to file testimony in August 2008.
OTHER CONTINGENCIES
Guarantees and Indemnifications: FIN 45 requires the guarantor, upon issuance of a guarantee, to recognize a liability for the fair value of the obligation it undertakes in issuing the guarantee. To measure the fair value of a guarantee liability, we recognize a liability for any premium received or receivable in exchange for the guarantee. For a guarantee issued as part of a larger transaction, such as in association with an asset sale or executory contract, we recognize a liability for any premium that would have been received had the guarantee been issued as a single item.
The following table describes our guarantees at June 30, 2008:

In Millions
		Expiration	Maximum
Guarantee Description	Issue Date	Date	Obligation

Surety bonds and other indemnifications	Various	Various	$—	(a)

Guarantee	January 1987	March 2016	85	(b)

(a)	In the normal course of business, we issue surety bonds and indemnities to third parties to facilitate commercial transactions. We would be required to pay a counterparty if it incurs losses due to a breach of contract terms or nonperformance under the contract. At June 30, 2008, the guarantee liability recorded for surety bonds and indemnities was immaterial. The maximum obligation for surety bonds and indemnities was less than $1 million.

(b)	The maximum obligation includes $85 million related to the MCV Partnership’s non-performance under a steam and electric power agreement with Dow. We sold our interests in the MCV Partnership and the FMLP. The sales agreement calls for the purchaser, an affiliate of GSO Capital Partners and Rockland Capital Energy Investments, to pay $85 million, subject to certain reimbursement rights, if Dow terminates an agreement under which the MCV Partnership provides it steam and electric power. This agreement expires in March 2016, subject to certain terms and conditions. The purchaser secured its reimbursement obligation with an irrevocable letter of credit of up to $85 million.
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

Consumers Energy Company
5: Financings and Capitalization
Long-term debt is summarized as follows:

In Millions
	June 30, 2008	December 31, 2007
First mortgage bonds	$3,169	$3,170
Senior notes and other	502	659
Securitization bonds	293	309

Principal amounts outstanding	3,964	4,138
Current amounts	(233)	(440)
Net unamortized discount	(6)	(6)

Total Long-term debt	$3,725	$3,692

Financings: The following is a summary of significant long-term debt transactions during the six months ended June 30, 2008:

	Principal	Interest	Issue/Retirement
	(in millions)	Rate (%)	Date	Maturity Date

Debt Issuances:
First mortgage bonds	$250	5.650%	March 2008	September 2018
Tax-exempt bonds (a)	28	4.250%	March 2008	June 2010
Tax-exempt bonds (b)	68	Variable	March 2008	April 2018

Total	$346

Debt Retirements:
Senior notes	$159	6.375%	February 2008	February 2008
First mortgage bonds	250	4.250%	April 2008	April 2008
Tax-exempt bonds (a)	28	Variable	April 2008	June 2010
Tax-exempt bonds (b)	68	Variable	April 2008	April 2018

Total	$505

(a)	In March 2008, we utilized the Michigan Strategic Fund for the issuance of $28 million of tax-exempt Michigan Strategic Fund Limited Obligation Refunding Revenue Bonds, bearing interest at a 4.25 percent annual rate. The bonds are secured by FMBs. The proceeds were used for the April 2008 redemption of $28 million of insured tax-exempt bonds.

(b)	In March 2008, we utilized the Michigan Strategic Fund for the issuance of $68 million of tax-exempt Michigan Strategic Fund Variable Rate Limited Obligation Refunding Revenue Bonds. The initial interest rate was 2.25 percent and it resets weekly. The bonds, which are backed by a letter of credit, are subject to optional tender by the holders that would result in remarketing. The proceeds were used for the April 2008 redemption of $68 million of insured tax-exempt bonds.
In April 2008, we caused the conversion of $35 million of tax-exempt Michigan Strategic Fund Variable Rate Limited Obligation Revenue Bonds from insured bonds to demand bonds, backed by a letter of credit.
The Michigan Strategic Fund is housed within the Michigan Department of Treasury to provide public and private development finance opportunities for agriculture, forestry, business, industry and communities within the State of Michigan.

Consumers Energy Company
Revolving Credit Facilities: The following secured revolving credit facilities with banks are available at June 30, 2008:

				In Millions
			Outstanding
	Amount of	Amount	Letters-of-	Amount
Expiration Date	Facility	Borrowed	Credit	Available

March 30, 2012	$500	$—	$127	$373
November 28, 2008 (a)	200	—	185	15

(a)	Secured revolving letter of credit facility.
Dividend Restrictions: Under the provisions of our articles of incorporation, at June 30, 2008, we had $283 million of unrestricted retained earnings available to pay common stock dividends. For the six months ended June 30, 2008, we paid $168 million of common stock dividends to CMS Energy.
6: Financial and Derivative Instruments
Financial Instruments: The summary of our available-for-sale investment securities is as follows:

In Millions
	June 30, 2008				December 31, 2007
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Common stock of CMS Energy	$8	$19	$—	$27	$8	$24	$—	$32
SERP:
Equity securities	41	—	(6)	35	35	—	—	35
Debt securities	20	—	—	20	7	—	—	7

Derivative Instruments: In order to limit our exposure to certain market risks, primarily changes in interest rates and commodity prices, we may enter into various risk management contracts, such as swaps, options, and forward contracts. We enter into these contracts using established policies and procedures, under the direction of an executive oversight committee consisting of senior management representatives and a risk committee consisting of business unit managers.
The contracts we use to manage market risks may qualify as derivative instruments that are subject to derivative accounting under SFAS No. 133. If a contract is a derivative and does not qualify for the normal purchases and sales exception under SFAS No. 133, we record it on our consolidated balance sheet at its fair value. Each quarter, we adjust the resulting asset or liability to reflect any change in the fair value of the contract, a practice known as marking the contract to market. Since we have not designated any of our derivatives as accounting hedges under SFAS No. 133, we report all mark-to-market gains and losses in earnings.

Consumers Energy Company
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
At June 30, 2008, the fair value of our derivative contracts was immaterial.
7: Retirement Benefits
We provide retirement benefits to our employees under a number of plans, including:
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
Pension Plan: The Pension Plan includes funds for most of our current employees, the employees of our affiliate, and Panhandle, a former subsidiary. The Pension Plan’s assets are not distinguishable by company. We will start to make quarterly contributions to our Pension Plan in 2009. We expect to contribute $47 million for 2009 and $103 million for 2010.
SERP Investments: Continuing declines in the stock market have reduced the fair values of our SERP investments. We have not concluded that the declines in value are permanent and therefore we have not recognized an impairment charge in earnings; however, we will continue to monitor these investments.
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158. This standard requires us to recognize the funded status of our defined benefit postretirement plans on our Consolidated Balance Sheets at December 31, 2006. SFAS No. 158 also requires us to recognize changes in the funded status of our plans in the year in which the changes occur. In addition, the standard requires that we change our plan measurement date from November 30 to December 31, effective December 31, 2008. In the first quarter of 2008, we recorded the measurement date change, which resulted in a $6 million net of tax decrease to retained earnings, a $4

Consumers Energy Company
million reduction to the SFAS No. 158 regulatory assets, a $7 million increase in Postretirement benefit liabilities and a $5 million increase in Deferred tax assets on our Consolidated Balance Sheets.
In April 2008, the MPSC issued an order in our PSCR case that allowed us to collect a one-time surcharge under a pension and OPEB equalization mechanism. For the three months ended June 30, 2008, we collected $10 million of pension and $2 million of OPEB surcharge revenue in electric rates. We recorded a reduction of $12 million of equalization regulatory assets on our Consolidated Balance Sheets and an increase of $12 million of expense on our Consolidated Statements of Income. Thus, our collection of the equalization mechanism surcharge had no impact on net income for the three months ended June 30, 2008.
Costs: The following tables recap the costs and other changes in plan assets and benefit obligations incurred in our retirement benefits plans:

In Millions
	Pension
	Three Months Ended		Six Months Ended
June 30	2008	2007	2008	2007

Service cost	$10	$11	$20	$23
Interest expense	23	21	46	41
Expected return on plan assets	(20)	(19)	(39)	(38)
Amortization of:
Net loss	10	11	20	22
Prior service cost	2	2	3	4

Net periodic cost	25	26	50	52
Regulatory adjustment	8	(4)	4	(8)

Net periodic cost after regulatory adjustment	$33	$22	$54	$44

In Millions
	OPEB
	Three Months Ended		Six Months Ended
June 30	2008	2007	2008	2007

Service cost	$5	$7	$11	$13
Interest expense	18	18	36	35
Expected return on plan assets	(17)	(15)	(33)	(31)
Amortization of:
Net loss	3	5	5	11
Prior service credit	(2)	(3)	(5)	(5)

Net periodic cost	7	12	14	23
Regulatory adjustment	2	(1)	3	(3)

Net periodic cost after regulatory adjustment	$9	$11	$17	$20

Consumers Energy Company
8: Reportable Segments
Our reportable segments consist of business units defined by the products and services they offer. We evaluate performance based on the net income of each segment. Our two reportable segments are electric utility and gas utility.
The following tables show our financial information by reportable segment:

	In Millions
	Three Months Ended		Six Months Ended
June 30	2008	2007	2008	2007

Operating Revenue
Electric	$841	$856	$1,701	$1,700
Gas	422	391	1,653	1,602

Total Operating Revenue	$1,263	$1,247	$3,354	$3,302

Net Income Available to Common Stockholder
Electric	$57	$40	$124	$91
Gas	2	4	64	61
Other	1	—	1	4

Total Net Income Available to Common Stockholder	$60	$44	$189	$156

In Millions
	June 30, 2008	December 31, 2007

Assets
Electric (a)	$8,573	$8,492
Gas (a)	4,038	4,102
Other	606	807

Total Assets	$13,217	$13,401

(a)	Amounts include a portion of our other common assets attributable to both the electric and gas utility businesses.

Consumers Energy Company
(This page intentionally left blank)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
CMS ENERGY
Quantitative and Qualitative Disclosures about Market Risk is contained in PART I, Item 2. — CMS Energy’s MD&A, which is incorporated by reference herein.
CONSUMERS
Quantitative and Qualitative Disclosures about Market Risk is contained in PART I, Item 2. - Consumers’ MD&A, which is incorporated by reference herein.
Item 4. Controls and Procedures
CMS ENERGY
Disclosure Controls and Procedures: CMS Energy’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, CMS Energy’s CEO and CFO have concluded that, as of the end of such period, its disclosure controls and procedures are effective.
Internal Control Over Financial Reporting: There have not been any changes in CMS Energy’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
CONSUMERS
Disclosure Controls and Procedures: Consumers’ management, with the participation of its CEO and CFO, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Consumers’ CEO and CFO have concluded that, as of the end of such period, its disclosure controls and procedures are effective.
Internal Control Over Financial Reporting: There have not been any changes in Consumers’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy’s and Consumers’ Forms 10-K for the year ended December 31, 2007 and Forms 10-Q for the three months ended March 31, 2008. Reference is also made to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, in particular, Note 4, Contingencies, for CMS Energy and Note 4, Contingencies, for Consumers, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

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
While that appeal was pending, CMS Energy agreed to settle the Texas-Ohio case and three other cases originally filed in California federal courts (Fairhaven, Abelman Art Glass and Utility savings), for a total payment of $700,000. On September 10, 2007, the court entered an order granting final approval of the settlement and dismissing the CMS Energy defendants from these cases. On September 26, 2007, the Ninth Circuit Court of Appeals reversed the ruling of the trial judge in the Texas-Ohio case and held that the “filed rate doctrine” is not applicable to the claims. The Ninth Circuit Court of Appeals then remanded the case to the federal district court. While CMS Energy is no longer a party to the Texas-Ohio case, the Ninth Circuit Court of Appeals’ ruling may affect the positions of CMS Energy entities in other pending cases.
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
Breckenridge Brewery of Colorado, LLC and BBD Acquisition Co. v. Oneok, Inc., et al., a class action complaint brought on behalf of retail direct purchasers of natural gas in Colorado, was filed in Colorado state court in May 2006. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Colorado Antitrust Act of 1992 in connection with their natural gas price reporting activities. Plaintiffs are seeking full refund damages. The case was removed to the United States District Court for the District of Colorado on June 12, 2006, a conditional transfer order transferring the case to the MDL proceeding was entered on June 27, 2006, and an order transferring the case to the MDL proceeding was entered on October 17, 2006. The court issued an order dated December 4, 2006 denying the motion to remand the case back to Colorado state court. Defendants have filed a motion to dismiss. On August 21, 2007, the court granted the motion to dismiss by CMS Energy on the basis of a lack of jurisdiction. However, the court granted Plaintiff’s request for reconsideration and allowed jurisdictional discovery to proceed. CMS then re-filed its motion and we are awaiting the court’s decision. The remaining CMS Energy defendants filed a summary judgment motion which the court granted in March 2008 on the basis that the named plaintiffs made no natural gas purchases from any named defendant. Plaintiffs requested reconsideration and the court ordered further briefing which was done. We are awaiting the court’s decision on reconsideration.
On October 30, 2006, CMS Energy and CMS MST were each served with a summons and complaint which named CMS Energy, CMS MST and CMS Field Services as defendants in an action filed in Missouri state court, titled Missouri Public Service Commission v. Oneok, Inc. The Missouri Public Service Commission purportedly is acting as an assignee of six local distribution companies, and it alleges that from at least January 2000 through at least October 2002, defendants knowingly reported false natural gas prices to publications that compile and publish indices of natural gas prices, and engaged in wash sales. The complaint contains claims for violation of the Missouri Anti-Trust Law, fraud and unjust enrichment. Defendants removed the case to Missouri federal court and then transferred it to the Nevada MDL proceeding. On October 30, 2007, the court granted the plaintiff’s motion to remand the case to state court in Missouri. The CMS Energy defendants filed an answer to the complaint. A second action, Heartland Regional Medical Center, et al. v. Oneok Inc. et al., was filed in Missouri state court in March 2007 alleging violations of Missouri anti-trust laws. The second action is denoted as a class action. Defendants also removed this case to Missouri federal court, and it has been conditionally transferred to the Nevada MDL proceeding. Plaintiffs also filed a motion to remand this case back to state court but that motion has not yet been decided.
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
CMS Energy is cooperating with an investigation by the DOJ concerning round-trip trading, which the DOJ commenced in May 2002. CMS Energy is unable to predict the outcome of this matter and what effect, if any, this investigation will have on its business. In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy related to round-trip trading. The order did not assess a fine and CMS Energy neither admitted to nor denied the order’s findings. The settlement resolved the SEC investigation involving CMS Energy and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading at CMS MST. As of June 30, 2008, all three former employees have settled with the SEC.

QUICKSILVER RESOURCES, INC.
On November 1, 2001, Quicksilver sued CMS MST in Texas State Court in Fort Worth, Texas for breach of contract in connection with a base contract for the sale and purchase of natural gas. The contract outlines Quicksilver’s agreement to sell, and CMS MST’s agreement to buy, natural gas. Quicksilver believes that it is entitled to more payments for natural gas than it has received. CMS MST disagrees with Quicksilver’s analysis and believes that it has paid all amounts owed for delivery of gas according to the contract. Quicksilver was seeking damages of up to approximately $126 million, plus prejudgment interest and attorney fees.
The trial commenced on March 19, 2007. The jury verdict awarded Quicksilver zero compensatory damages but $10 million in punitive damages. The jury found that CMS MST breached the contract and committed fraud but found no actual damage related to such a claim.
On May 15, 2007, the trial court vacated the jury award of punitive damages but held that the contract should be rescinded prospectively. The judicial rescission of the contract caused CMS Energy to record a charge in the second quarter of 2007 of $24 million, net of tax. To preserve its appellate rights, CMS MST filed a motion to modify, correct or reform the judgment and a motion for a judgment contrary to the jury verdict with the trial court. The trial court dismissed these motions. CMS MST has filed a notice of appeal with the Texas Court of Appeals. Quicksilver has filed a notice of cross appeal. Both Quicksilver and CMS Energy have filed their opening briefs and briefs of cross appeal. In its brief, Quicksilver claims that the contract should be rescinded from its inception, rather than merely from the date of the judgment. Although we believe Quicksilver’s position to be without merit, if the Court were to grant the relief requested by Quicksilver, it could result in a loss in excess of $150 million and have a material adverse effect on us. Oral arguments are set for September 3, 2008. We cannot predict the financial impact or outcome of this matter.
MARATHON INDEMNITY CLAIM REGARDING F.T. BARR CLAIM
On December 3, 2001, F. T. Barr, an individual with an overriding royalty interest in production from the Alba field, filed a lawsuit in Harris County District Court in Texas against CMS Energy, CMS Oil and Gas Company and other defendants alleging that his overriding royalty payments related to Alba field production were improperly calculated. CMS Oil and Gas believes that Barr was being properly paid on gas sales and that he was and would not be entitled to the additional overriding royalty payment sought. All parties signed a confidential settlement agreement on April 26, 2004. The settlement resolved claims between Barr and the defendants, and the involved CMS Energy entities reserved all defenses to any indemnity claim relating to the settlement. Issues exist between Marathon and certain current or former CMS Energy entities as to the existence and scope of any indemnity obligations to Marathon in connection with the settlement. Between April 2005 and April 2008, there were no further communications between Marathon and CMS Energy entities regarding this matter. In April 2008, Marathon indicated its intent to pursue the indemnity claim. Present and former CMS Energy entities and Marathon entered into an agreement tolling the statute of limitations on any claim by Marathon under the indemnity. CMS Energy entities dispute Marathon’s claim, and will vigorously oppose it if raised in any legal proceeding. CMS Energy entities also will assert that Marathon has not suffered any damages that would be material to CMS Energy. CMS Energy cannot predict the outcome of this matter. If Marathon’s claim were sustained, it would have a material effect on CMS Energy’s future earnings and cash flow.

ENVIRONMENTAL MATTERS
CMS Energy and Consumers, as well as their subsidiaries and affiliates, are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on their present knowledge and subject to future legal and factual developments, they believe it is unlikely that these actions, individually or in total, will have a material adverse effect on their financial condition or future results of operations. For additional information, see both CMS Energy’s and Consumers’ Forms 10-K for the year ended December 31, 2007 — ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
Item 1A. Risk Factors
Other than discussed below, there have been no material changes to the Risk Factors as previously disclosed in CMS Energy’s Form 10-K and Consumers’ Form 10-K for the year ended December 31, 2007.
Risk Related to CMS Energy
CMS Energy retains contingent liabilities in connection with its asset sales.
The agreements CMS Energy enters into for the sale of assets customarily include provisions whereby it is required to retain specified preexisting liabilities such as for taxes, pensions, or environmental conditions, indemnify the buyers against specified risks, including the inaccuracy of representations and warranties it makes, and make payments to the buyers depending on the outcome of post-closing adjustments, litigation, audits or other reviews. Examples of these situations include claims related to attempts by the governments of Equatorial Guinea and Morocco to assess taxes on past operations or transactions, and F. T. Barr. Many of these contingent liabilities can remain open for extended periods of time after the sales are closed. Depending on the extent to which the buyers may ultimately seek to enforce their rights under these contractual provisions, and the resolution of any disputes CMS Energy may have concerning them, these liabilities could have a material adverse effect on its financial condition, liquidity and future results of operations.

Risk Related to CMS Energy and Consumers
CMS Energy and Consumers could incur significant capital expenditures to comply with environmental regulations and face difficulty in recovering these costs on a current basis.
We plan to spend an additional $780 million for equipment installation through 2015 to comply with a number of environmental regulations, including regulations limiting nitrogen oxides and sulfur dioxide emissions.
In March 2005, the EPA adopted CAIR which required additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. CAIR was appealed to the U.S. Court of Appeals for the District of Columbia and, on July 11, 2008, the Court issued its decision, vacating CAIR and the CAIR federal implementation plan in their entirety. The decision remands CAIR back to the EPA to declare a new rule, which will likely take considerable time. If the decision stands and no further appeals are pursued, this mandate may affect numerous air regulatory initiatives currently underway. At this time, we cannot predict the likelihood of any motions or appeals that may affect the final order vacating CAIR.
In March 2005, the EPA issued the CAMR, which required initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. A number of states and other entities appealed certain portions of the CAMR to the U.S. Court of Appeals for the District of Columbia. The U.S. Court of Appeals for the District of Columbia decided the case in February 2008, and determined that the rules developed by the EPA were not consistent with the Clean Air Act. We continue to monitor the development of federal regulations in this area.
In April 2006, Michigan’s governor proposed a plan that would result in mercury emissions reductions of 90 percent by 2015. We estimate the costs associated with Phase I of Michigan’s mercury plan will be approximately $530 million by 2015.
The EPA has alleged that some utilities have incorrectly classified plant modifications as “routine maintenance” rather than seeking permits from the EPA to modify their plants. We responded to information requests from the EPA on this subject in 2000, 2002, and 2006. We believe that we have properly interpreted the requirements of “routine maintenance.” If the EPA finds that our interpretation is incorrect, we could be required to install additional pollution controls at some or all of our coal-fired electric generating plants and to pay fines. Additionally, we would need to assess the viability of continuing operations at certain plants. We cannot predict the financial impact or outcome of this issue.
Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases, including carbon dioxide. These laws, or similar state laws or rules, if enacted, could require us to replace equipment, install additional equipment for pollution controls, purchase allowances, curtail operations, or take other steps.

In July 2004, the EPA issued rules that govern existing electric generating plant cooling water intake systems. These rules require a significant reduction in the number of fish harmed by intake structures at large existing power plants. The EPA compliance options in the rule were challenged before the United States Court of Appeals for the Second Circuit. In January 2007, the court rejected many of the compliance options favored by industry and remanded the bulk of the rule back to the EPA for reconsideration. The United States Court of Appeals for the Second Circuit’s ruling is expected to increase significantly the cost of complying with this rule, but we will not know the cost to comply until the EPA’s reconsideration is complete. In April 2008, the U.S. Supreme Court agreed to hear this case, thereby extending the time before this issue is finally resolved.
CMS Energy and Consumers expect to collect fully from their customers, through the ratemaking process, these and other required environmental expenditures. Recovery of these environmental expenditures could significantly impact customer rates. However, if these expenditures are not recovered from customers in Consumers’ rates, CMS Energy and/or Consumers may be required to seek significant additional financing to fund these expenditures, which could strain their cash resources. We can give no assurances that CMS Energy and/or Consumers will have access to bank financing or capital markets to fund these environmental expenditures.
CMS Energy and Consumers may be adversely affected by regulatory investigations regarding “round-trip” trading by CMS MS.
As a result of round-trip trading transactions (simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price) at CMS MST, CMS Energy is under investigation by the DOJ. CMS Energy received subpoenas in 2002 and 2003 from U.S. Attorneys’ Offices regarding an investigation of those trades. CMS Energy responded to those subpoenas in 2003 and 2004.
In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy relating to round-trip trading. The order did not assess a fine and CMS Energy neither admitted nor denied the order’s findings. The settlement resolved the SEC investigation involving CMS Energy and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading at CMS MST. As of June 30, 2008, all three former employees have settled with the SEC.
CMS Energy and Consumers cannot predict the outcome of the DOI investigations. It is possible that the outcome of the investigation could affect adversely CMS Energy’s and Consumers’ financial condition, liquidity or results of operations.
Consumers’ exercise of its regulatory-out rights under the MCV PPA.
The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers under a 35-year power purchase agreement that began in 1990. Prior to September 2007, the cost that Consumers incurred under the MCV PPA exceeded the recovery amount allowed by the MPSC. Pursuant to a regulatory-out provision in the contract, effective September 2007, Consumers provided notice that it intended to limit its capacity and fixed energy payments to the MCV Partnership to the amount that it collects from its customers. The MCV Partnership previously disputed the exercise of regulatory-out rights by Consumers. The MCV Partnership also filed an application with the MPSC requesting the elimination of the 88.7 percent availability cap on the amount of capacity and fixed energy charges that Consumers was allowed to recover from its customers.

In June 2008, the MPSC approved an amended and restated MCV PPA entered into as part of a settlement agreement among the parties to the MPSC proceeding initiated by the MCV Partnership. The amended and restated MCV PPA effectively eliminates the 88.7 percent availability cap and the resultant mismatch between the payments to the MCV Partnership and the amount that Consumers collects from its customers. The amended and restated MCV PPA provides for:
•	a capacity charge of $10.14 per MWh of available capacity,

•	a fixed energy charge based on Consumers’ annual average base load coal generating plant operating and maintenance cost,

•	a variable energy charge for all delivered energy that reflects the MCV Partnership’s cost of production, and

•	an option for us to extend the MCV PPA for five years or purchase the MCV Facility at the conclusion of the MCV PPA’s term in March 2025.
The amended and restated MCV PPA will take effect when at least four boilers being installed to provide steam and electric energy at the MCV Facility are operational. The amended and restated MCV PPA eliminates the RCP, but continues the $5 million annual contribution by the MCV Partnership to a renewable resources program. As a part of the amended and restated MCV PPA, the MCV Partnership agrees not to contest Consumers’ exercise of the regulatory-out provision in the original MCV PPA, thus resolving the prior dispute over Consumers’ exercise of regulatory-out rights.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Repurchases of Equity Securities
The table below shows our repurchases of equity securities for the three months ended June 30, 2008:

				Maximum Number of
	Total	Average	Total Number of Shares	Shares that May Yet
	Number	Price	Purchased as Part of	Be Purchased Under
	of Shares	Paid per	Publicly Announced	Publicly Announced
Period	Purchased*	Share	Plans or Programs	Plans or Programs

April 1, 2008 to April 30, 2008	924	$13.76	—	—
May 1, 2008 to May 31, 2008	—	—	—	—
June 1, 2008 to June 30, 2008	2,315	$15.59	—	—

Total	3,239	—	—	—

*	We repurchase certain restricted shares upon vesting under the Performance Incentive Stock Plan from participants in the Performance Incentive Stock Plan, equal to our minimum statutory income tax withholding obligation. Shares repurchased have a value based on the market price on the vesting date.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
At the CMS Energy Annual Meeting of Shareholders held on May 16, 2008, the CMS Energy shareholders voted upon two proposals, as follows:
•	Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit CMS Energy’s financial statements for the year ending December 31, 2008, with a vote of 199,151,717 shares in favor, 1,766,475 against and 1,854,838 abstentions; and

•	Election of eleven members to the Board of Directors. The votes for individual nominees were as follows:
CMS ENERGY

Number of Votes:	For	Withheld	Total

Merribel S. Ayres	200,016,326	2,756,701	202,773,027
Jon E. Barfield	200,006,693	2,766,334	202,773,027
Richard M. Gabrys	199,986,818	2,786,209	202,773,027
David W. Joos	199,671,447	3,101,580	202,773,027
Philip R. Lochner, Jr.	199,774,452	2,998,575	202,773,027
Michael T. Monahan	199,985,351	2,787,676	202,773,027
Joseph F. Paquette, Jr.	199,986,057	2,786,970	202,773,027
Percy A. Pierre	199,592,822	3,180,205	202,773,027
Kenneth L. Way	199,991,031	2,781,996	202,773,027
Kenneth Whipple	199,644,173	3,128,854	202,773,027
John B. Yasinsky	199,593,247	3,179,780	202,773,027
CONSUMERS
Consumers did not solicit proxies for the matters submitted to votes at the contemporaneous May 16, 2008 Consumers’ Annual Meeting of Shareholders. All 84,108,789 shares of Consumers Common Stock were voted in favor of electing the above-named individuals as directors of Consumers and in favor of the remaining proposals for Consumers. None of the 441,599 shares of Consumers Preferred Stock were voted at the Annual Meeting.
Item 5. Other Information
A shareholder who wishes to submit a proposal for consideration at the CMS Energy 2009 Annual Meeting pursuant to the applicable rules of the SEC must send the proposal to reach CMS Energy’s Corporate Secretary on or before December 12, 2008. In any event, if CMS Energy has not received written notice of any matter to be proposed at that meeting by February 25, 2009, the holders of proxies may use their discretionary voting authority on such matter. The proposals should be addressed to: Corporate Secretary, CMS Energy Corporation, One Energy Plaza, Jackson, MI 49201.

Item 6. Exhibits

(10)(a)	Settlement Agreement and Amended and Restated Power Purchase Agreement between Consumers Energy Company and Midland Cogeneration Venture Limited Partnership

(12)(a)	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

(12)(b)	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

(31)(a)	CMS Energy Corporation’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	CMS Energy Corporation’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(c)	Consumers Energy Company’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(d)	Consumers Energy Company’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	CMS Energy Corporation’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Consumers Energy Company’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION (Registrant)
Dated: August 5, 2008	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY (Registrant)
Dated: August 5, 2008	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

(This page intentionally left blank)