Form 10-Q
period 2013-06-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2013-07-25
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____to_____

Commission	Registrant; State of Incorporation;	IRS Employer
File Number	Address; and Telephone Number	Identification No.
1-9513	CMS ENERGY CORPORATION	38-2726431
(A Michigan Corporation)
One Energy Plaza, Jackson, Michigan 49201
(517) 788-0550

1-5611	CONSUMERS ENERGY COMPANY	38-0442310
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

CMS Energy Corporation:  Yes ☒     No ☐   Consumers Energy Company:  Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

CMS Energy Corporation:  Yes ☒     No ☐   Consumers Energy Company:  Yes ☒     No ☐

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

CMS Energy Corporation:  Yes ☐    No ☒   Consumers Energy Company:  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 5, 2013:

CMS Energy Corporation:

CMS Energy Common Stock, $0.01 par value
(including 1,091,320 shares owned by Consumers Energy Company)	266,959,461

Consumers Energy Company:

Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended

June 30, 2013

(This page intentionally left blank)

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2008 Energy Law	Comprehensive energy reform package enacted in Michigan in 2008

2012 Form 10-K	Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2012

ABATE	Association of Businesses Advocating Tariff Equity

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan, in which CMS Energy sold its interest in 2002

bcf	Billion cubic feet

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company, formerly known as CMS Field Services

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CCR	Coal combustion residual

CEO	Chief Executive Officer

CFO	Chief Financial Officer

Clean Air Act	Federal Clean Air Act of 1963, as amended

Clean Water Act	Federal Water Pollution Control Act of 1972, as amended

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM in 2004

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy

CSAPR	The Cross-State Air Pollution Rule

Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute

DB SERP	Defined Benefit Supplemental Executive Retirement Plan

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice

DTE Electric	DTE Electric Company, a non-affiliated company

EBITDA	Earnings before interest, taxes, depreciation, and amortization

EGWP	Employer Group Waiver Plan

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

Environmental Mitigation Projects	Environmentally beneficial projects that a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

fine particulate matter	Particulate matter that is 2.5 microns or less in diameter

FLI Liquidating Trust	Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non-affiliated entity

FMB	First mortgage bond

FOV	Finding of Violation

FTR	Financial transmission right

GAAP	U.S. Generally Accepted Accounting Principles

GCR	Gas cost recovery

Health Care Acts	Comprehensive health care reform enacted in March 2010, comprising the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act

ISFSI	Independent spent fuel storage installation

kWh	Kilowatt-hour, a unit of energy equal to one thousand watt-hours

Ludington	Ludington pumped-storage plant, jointly owned by Consumers and DTE Electric

MACT	Maximum Achievable Control Technology, which is the emission control that is achieved in practice by the best-controlled similar source

MATS	Mercury and Air Toxics Standards, which limit mercury, acid gases, and other toxic pollution from coal-fueled and oil-fueled power plants

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDEQ	Michigan Department of Environmental Quality

MDL	A pending multi-district litigation case in Nevada

MGP	Manufactured gas plant

Michigan Business Corporation Act	Michigan Business Corporation Act of 1972, as amended

Michigan Mercury Rule	Michigan Air Pollution Control Rules, Part 15, Emission Limitations and Prohibitions – Mercury, addressing mercury emissions from coal-fueled electric generating units

Midwest Energy Market	An energy market developed by MISO to provide day-ahead and real-time market information and centralized dispatch for market participants

MISO	The Midcontinent Independent System Operator, Inc.

mothball

To place a generating unit into a state of extended reserve shutdown in which the unit is inactive and unavailable for service for a specified period, during which the unit can be brought back into service after receiving appropriate notification and completing any necessary maintenance or other work; generation owners in MISO must request approval to mothball a unit, and MISO then evaluates the request for reliability impacts

MPSC	Michigan Public Service Commission

MW	Megawatt, a unit of power equal to one million watts

NAV	Net asset value

NERC

The North American Electric Reliability Corporation, a non-affiliated company responsible for developing and enforcing reliability standards, monitoring the bulk power system, and educating and certifying industry personnel

NOV	Notice of Violation

NPDES	National Pollutant Discharge Elimination System, a permit system for regulating point sources of pollution under the Clean Water Act

NREPA	Part 201 of Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation

NSR	New Source Review, a construction-permitting program under the Clean Air Act

NYMEX	The New York Mercantile Exchange

OPEB	Other Post-Employment Benefits

OPEB Plan	Defined benefit postretirement health-care and life insurance plans of CMS Energy, Consumers, and Panhandle

Palisades	Palisades nuclear power plant, sold by Consumers to Entergy in 2007

Panhandle	Panhandle Eastern Pipe Line Company, a former wholly owned subsidiary of CMS Gas Transmission

PCB	Polychlorinated biphenyl

Pension Plan	Trusteed, non-contributory, defined benefit pension plan of CMS Energy, Consumers, and Panhandle

PSCR	Power supply cost recovery

PSD	Prevention of Significant Deterioration

REC	Renewable energy credit established under the 2008 Energy Law

ReliabilityFirst Corporation	ReliabilityFirst Corporation, a non-affiliated company responsible for the preservation and enhancement of bulk power system reliability and security

Renewable Operating Permit	Michigan’s Title V permitting program under the Clean Air Act

RMRR	Routine maintenance, repair, and replacement

ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act

SEC	U.S. Securities and Exchange Commission

Sherman Act	Sherman Antitrust Act of 1890

Smart Energy

Consumers’ Smart Energy grid modernization project, which includes the installation of smart meters that transmit and receive data, a two-way communications network, and modifications to Consumers’ existing information technology system to manage the data and enable changes to key business processes

Superfund	Comprehensive Environmental Response, Compensation, and Liability Act of 1980

Title V	A federal program under the Clean Air Act designed to standardize air quality permits and the permitting process for major sources of emissions across the U.S.

Trunkline	Trunkline Gas Company, LLC, a non-affiliated company and wholly owned subsidiary of Panhandle

FILING FORMAT

This combined Form 10-Q is separately filed by CMS Energy and Consumers.  Information in this combined Form 10-Q relating to each individual registrant is filed by such registrant on its own behalf.  Consumers makes no representation regarding information relating to any other companies affiliated with CMS Energy other than its own subsidiaries.  None of CMS Energy, CMS Enterprises, nor any of CMS Energy’s other subsidiaries (other than Consumers) has any obligation in respect of Consumers’ debt securities and holders of such debt securities should not consider the financial resources or results of operations of CMS Energy, CMS Enterprises, nor any of CMS Energy’s other subsidiaries (other than Consumers and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers’ debt securities.  Similarly, none of Consumers nor any other subsidiary of CMS Energy has any obligation in respect of debt securities of CMS Energy.

This report should be read in its entirety.  No one section of this report deals with all aspects of the subject matter of this report.  This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2012 Form 10-K.

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q and other written and oral statements that CMS Energy and Consumers make may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.  The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty.  This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook.  CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements.  These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements.  These factors include, but are not limited to, the following, all of which are potentially significant:

•      the impact of regulation by the MPSC or FERC and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures;

•      potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, MISO, or other governmental authorities;

•      the adoption of federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, including those related to energy policy and ROA, the environment, regulation or deregulation, health care reforms (including the Health Care Acts), taxes, accounting matters, and other business issues that could have an impact on CMS Energy’s or Consumers’ businesses or financial results, including laws or regulations regarding climate change and air emissions and potential effects of the Dodd-Frank Act and related regulations on CMS Energy, Consumers, or any of their affiliates;

•      potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before the MDEQ, EPA, and/or U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Bay Harbor or Consumers’ RMRR classification under NSR regulations;

•      changes in energy markets, including availability and price of electric capacity and the timing and extent of changes in commodity prices and availability of coal, natural gas, natural gas liquids, electricity, oil, and certain related products;

•      the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates;

•      the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans and the discount rates used in calculating the plans’ obligations, and the resulting impact on future funding requirements;

•      the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital;

•      changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including third parties in bankruptcy, to meet their obligations to CMS Energy and Consumers;

•      population changes in the geographic areas where CMS Energy and Consumers conduct business;

•      national, regional, and local economic, competitive, and regulatory policies, conditions, and developments, including municipal bankruptcy filings such as the recent filing by the City of Detroit;

•      loss of customer demand for electric generation supply to alternative energy suppliers;

•      federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations in wholesale power markets without price restrictions;

•      the impact of credit markets, economic conditions, and any new banking regulations on EnerBank;

•      the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers;

•      the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to future prices of electricity, natural gas, and other energy-related commodities;

•      factors affecting development of electric generation projects and distribution infrastructure replacement and expansion projects, including those related to project site identification, construction material pricing, availability of qualified construction personnel, permitting, and government approvals;

•      factors affecting operations, such as costs and availability of personnel, equipment, and materials, unusual weather conditions, catastrophic weather-related damage, scheduled or unscheduled equipment outages, maintenance or repairs, environmental incidents, and electric transmission and distribution or gas pipeline system constraints;

•      potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, or operations due to accidents, explosions, physical disasters, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events;

•      changes or disruption in fuel supply, including but not limited to rail or vessel transport of coal and pipeline transport of natural gas;

•      potential costs, lost revenues, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyber attack or other cyber incident;

•      technological developments in energy production, storage, delivery, usage, and metering, including Smart Energy and the success of its implementation;

•      the impact of CMS Energy’s and Consumers’ integrated business software system and its operation on their activities, including utility customer billing and collections;

•      adverse consequences resulting from any past or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions;

•      the outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations, or claims;

•      restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances;

•      earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts;

•      changes in financial or regulatory accounting principles or policies, including a possible future requirement to comply with International Financial Reporting Standards, which differ from GAAP in various ways, including the present lack of special accounting treatment for regulated activities; and

•      other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other publicly issued documents.

All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings.  For additional details regarding these and other uncertainties, see Part I – Item 1. Consolidated Financial Statements (Unaudited) – Notes to the Unaudited Consolidated Financial Statements – Note 1, Regulatory Matters and Note 2, Contingencies and Commitments; Part I – Item 2. MD&A – Outlook; and Part II – Item 1A. Risk Factors.

CMS Energy Corporation

Consumers Energy Company

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A is a combined report of CMS Energy and Consumers.

EXECUTIVE OVERVIEW

CMS Energy is an energy company operating primarily in Michigan.  It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic independent power producer.  Consumers’ electric utility operations include the generation, purchase, distribution, and sale of electricity, and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas.  Consumers’ customer base consists of a mix of residential, commercial, and diversified industrial customers.  CMS Enterprises, through its subsidiaries and equity investments, owns and operates power generation facilities.

CMS Energy and Consumers manage their businesses by the nature of services each provides.  CMS Energy operates principally in three business segments:  electric utility; gas utility; and enterprises, its non-utility investments and operations.  Consumers operates principally in two business segments:  electric utility and gas utility.

CMS Energy and Consumers earn revenue and generate cash from operations by providing electric and natural gas utility services; electric distribution and generation; gas transmission, storage, and distribution; and other energy-related services.  Their businesses are affected primarily by:

•      regulation and regulatory matters;

•      economic conditions;

•      weather;

•      energy commodity prices;

•      interest rates; and

•      CMS Energy’s and Consumers’ securities’ credit ratings.

CMS Energy’s business strategy emphasizes the key elements depicted below:

SAFE, EXCELLENT OPERATIONS

The safety of employees, customers, and the general public remains a priority of CMS Energy and Consumers.  Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture.  These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions.  From 2006 to 2012, Consumers achieved a 76 percent reduction in the annual number of recordable safety incidents.

CUSTOMER VALUE

Consumers is undertaking a number of initiatives that reflect its intensified customer focus.  Consumers’ planned investments in reliability are aimed at improving safety, reducing customer outage frequency, reducing repetitive outages, and increasing customer satisfaction.  Also, in order to minimize increases in customer rates, Consumers has undertaken several initiatives to reduce costs through a voluntary separation plan in 2012, accelerated pension funding, employee and retiree health-care cost sharing, negotiated labor agreements, information system efficiencies, and productivity improvement programs.  These initiatives, together with Consumers’ plans to accelerate further cost reductions, should allow Consumers to avoid increasing electric and gas base rates through 2014.  Consumers’ ability to avoid base rate increases is dependent on MPSC approval of certain applications yet to be filed.  Consumers may also reconsider this expectation should its assumptions change regarding the economy or other matters.

UTILITY INVESTMENT

Consumers expects to make capital investments of about $7 billion from 2013 through 2017.  Consumers has limited its capital investment program to those investments it believes are needed to provide safe, reliable, and efficient service to its customers.  Consumers’ capital investment program is expected to result in annual rate base growth of five to seven percent while allowing Consumers to maintain sustainable customer base rate increases (excluding PSCR and GCR charges) at or below the rate of inflation.

Among the key components of Consumers’ investment program are projects that will enhance customer value.  Consumers’ planned base capital investments of $3.2 billion comprise $2.1 billion of electric utility projects to improve reliability and increase capacity and $1.1 billion of gas utility projects to increase capacity and deliverability and enhance pipeline integrity.  An additional $1.4 billion of planned reliability investments at Consumers are aimed at reducing outages and improving customer satisfaction; these investments comprise $0.7 billion at the electric utility to strengthen circuits and substations, replace poles, and upgrade the Ludington pumped-storage plant, and $0.7 billion at the gas utility to replace mains and enhance transmission and storage systems.  Consumers also expects to spend $1.1 billion on environmental investments needed to comply with state and federal laws and regulations.

In December 2012, Consumers announced plans to build a 700-MW gas-fueled electric generating plant at its Thetford complex in Genesee County, Michigan and filed an air permit application with the MDEQ for the proposed plant.  In July 2013, Consumers filed for approval of a certificate of necessity with the MPSC, as allowed under the 2008 Energy Law.  Construction of the plant, at an estimated cost of $750 million, is contingent upon obtaining the certificate of necessity and environmental permits.  Consumers expects the plant to be operational in 2017.

Renewable energy projects are another major component of Consumers’ planned capital investments.  Consumers expects to spend $0.3 billion on renewable energy investments, under an MPSC-approved renewable energy plan, from 2013 through 2017.  The 2008 Energy Law requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and it includes requirements for specific capacity additions.  Consumers has historically included renewable resources as part of its portfolio, with about eight percent of its present power supply coming from such renewable sources as hydropower, landfill gas, biomass, wind, anaerobic digestion, and solar.

Consumers’ Smart Energy program, with an estimated total project capital cost of $0.8 billion, also represents a major capital investment.  The full-scale deployment of advanced metering infrastructure began in August 2012 and is planned to continue through 2019.  Consumers has spent $0.2 billion through 2012 on its Smart Energy program, and expects to spend an additional $0.3 billion, following a phased approach, from 2013 through 2017.

REGULATION

Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC.  Michigan Governor Rick Snyder has appointed Sally Talberg to serve on the three-member MPSC for a six-year term starting July 3, 2013 replacing Orjiakor Isiogu.  Talberg has served in various energy-related consulting, management, and public service roles during her career.  She will represent political independents on the Commission.  Her appointment is subject to the advice and consent of the Michigan Senate.  Other important regulatory events and developments are summarized below.

•      Electric Rate Cases:  Consumers filed a general electric rate case with the MPSC in September 2012, seeking an annual rate increase of $148 million, based on a 10.5 percent authorized return on equity.  In January 2013, Consumers supplemented its electric rate case application to reflect changes to its environmental compliance and generation outage plans, which reduced its requested annual rate increase to $145 million.

In March 2013, Consumers self-implemented an annual rate increase of $110 million out of its requested $145 million, subject to refund with interest.  Consumers’ self-implementation required no order by the MSPC, and no intervenors in Consumers’ electric rate case opposed Consumers’ self-implementation amount.  The MPSC approved a partial settlement agreement in May 2013, authorizing an annual rate increase of $89 million, based on a 10.3 percent authorized rate of return on equity.

In July 2013, Consumers filed a reconciliation of total revenues collected during self-implementation to those that would have been collected under final rates.  Consumers’ reconciliation indicated that no refund would be required.

•      Gas Rate Case:  In February 2013, Consumers filed an application with the MPSC seeking an annual rate increase of $49 million, based on a 10.5 percent authorized return on equity.  The filing requested authority to recover new investments in customer reliability, deliverability, safety, and system enhancements, and sought approval of several rate adjustment mechanisms.  Subsequent to this filing, Consumers’ projection of non-fuel costs decreased.  As a result, in June 2013, Consumers filed a petition with the MPSC to close the docket or, alternatively, to suspend and extend indefinitely the schedule in this case.  The MPSC approved Consumers’ petition to suspend and indefinitely extend the schedule.

•      Gas Revenue Decoupling Mechanism:  The gas revenue decoupling mechanism, authorized by the MPSC in its 2009 order in Consumers’ gas rate case and extended through April 2012, allowed Consumers to adjust future gas rates to the degree that actual average weather-adjusted sales per customer differed from the rate order.  In December 2012, the MPSC approved Consumers’ first reconciliation of the gas revenue decoupling mechanism, in which Consumers requested recovery of $16 million from customers for the period June 2010 through May 2011.  The MPSC authorized recovery of the full amount over a three-month period that began in February 2013.

Consumers filed its final reconciliation of the gas revenue decoupling mechanism in August 2012, requesting recovery of $17 million from customers for the period June 2011 through April 2012.  At June 30, 2013, Consumers had a $17 million regulatory asset recorded for gas revenue decoupling for that period.

The 2008 Energy Law limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At June 30, 2013, Consumers’ electric deliveries under the ROA program were at the ten percent limit.  In February 2013, a bill was introduced to the Michigan Senate that, if enacted, would revise the 2008 Energy Law and allow customers on the ROA program waiting list to switch their service to an alternative electric supplier.  Presently, the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 25 percent.  The bill also proposes an increase in the cap of six percentage points per year from 2014 through 2016.  Consumers is unable to predict the outcome of this legislative proposal.

Environmental regulation is another area of importance for CMS Energy and Consumers, and they are monitoring numerous legislative and regulatory initiatives, including initiatives to regulate greenhouse gases, and related litigation.

In 2012, the EPA published its final MACT emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS.  Although numerous parties, including the State of Michigan, have sought to extend the deadline of MATS, it is expected to take effect in 2015.  Consumers has received from the MDEQ a one-year extension for MATS and the Michigan Mercury Rule for ten of its coal-fueled units, allowing them to run as presently configured until April 2016.  CMS Energy and Consumers are continuing to assess the impact and cost associated with these standards.

In June 2013, President Obama directed the EPA to issue a revised proposal addressing greenhouse gas emissions of new fossil-fuel-fired steam electric generating units by September 20, 2013, and to finalize the rule in a timely fashion.  The EPA was further directed to address existing, modified, and reconstructed fossil-fuel-fired steam electric generating units with proposed standards, regulations, or guidelines to be completed by June 1, 2014, and final standards, regulations, or guidelines to be completed by June 1, 2015.  Subsequent state implementation plans are due by June 30, 2016.  Consumers believes that its balanced energy initiative, its present carbon reduction target, and its emphasis on supply diversity will position it favorably to deal with the impact of carbon regulation, but cannot predict the nature or outcome of these proposals.  Consumers will continue to monitor regulatory activity regarding greenhouse gas emissions standards that may affect electric generating units.

FINANCIAL PERFORMANCE

For the six months ended June 30, 2013, CMS Energy’s net income available to common stockholders was $224 million, and diluted EPS were $0.83.  This compares with net income available to common stockholders of $167 million and diluted EPS of $0.62 for the six months ended June 30, 2012.  The main factors contributing to CMS Energy’s improved performance in 2013 were increased gas deliveries and the absence, in 2013, of the write-off of Consumers’ electric revenue decoupling mechanism regulatory asset in 2012.

Consumers’ utility operations are seasonal.  The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment, while peak demand for natural gas occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel.  A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.

CMS Energy and Consumers believe that economic conditions in Michigan are improving.  Consumers expects its electric sales to increase annually by about 0.5 to 1.0 percent on average through 2017, driven largely by the continued rise in industrial production.  Excluding the impacts of energy efficiency programs, Consumers expects its electric sales to increase by about 1.0 to 1.5 percent annually through 2017.  Consumers is projecting that its gas sales will remain stable through 2017.  This outlook reflects growth in gas demand offset by energy efficiency and conservation.

As Consumers seeks to continue to receive fair and timely regulatory treatment, delivering customer value will remain a key strategic priority.  To keep costs down for its utility customers, Consumers has set goals to achieve further annual productivity improvements.  Additionally, Consumers will strive to give priority to capital investments that increase customer value or lower costs.

Consumers expects to continue to have sufficient capacity to fund its investment-based growth plans.  CMS Energy also expects its sources of liquidity to remain sufficient to meet its cash requirements.  CMS Energy and Consumers will continue to monitor developments in the financial and credit markets, as well as government policy responses to those developments, for potential implications for their businesses and their future financial needs.

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

		In Millions, Except Per Share Amounts
	Three Months Ended			Six Months Ended
June 30	2013	2012	Change	2013	2012	Change
Net Income Available to Common Stockholders	$80	$100	$(20)	$224	$167	$57
Basic Earnings Per Share	$0.30	$0.38	$(0.08)	$0.85	$0.64	$0.21
Diluted Earnings Per Share	$0.29	$0.37	$(0.08)	$0.83	$0.62	$0.21

			In Millions
	Three Months Ended			Six Months Ended
June 30	2013	2012	Change	2013	2012	Change
Electric utility	$93	$111	$(18)	$159	$132	$27
Gas utility	5	9	(4)	101	64	37
Enterprises	1	(1)	2	5	4	1
Corporate interest and other	(19)	(19)	-	(41)	(40)	(1)
Discontinued operations	-	-	-	-	7	(7)
Net Income Available to Common Stockholders	$80	$100	$(20)	$224	$167	$57

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2013 versus 2012:

			In Millions
	June 30, 2013 better/(worse) than 2012
Reasons for the change	Three Months Ended		Six Months Ended
Gas sales	$5		$46
Electric sales	(10)		1
Electric and gas rate orders	17		30
Depreciation and property tax	(10)		(20)
Distribution and restoration cost	(20)		(21)
Absence of recovery of development costs related to canceled coal-fueled plant in 2012	(9)		(9)
Subsidiary earnings of enterprises segment	1		(1)
Higher corporate fixed charges and other, offset by higher EnerBank earnings	-		(1)
Other	(2)	$(28)	(6)	$19

Absence of 2012 charge to write off electric decoupling regulatory asset		-		36
Absence of voluntary separation plan cost in 2012		7		7
Other, including the absence of the elimination, in 2012, of a liability associated with a prior asset sale		1		(5)
Total change		$(20)		$57

CONSUMERS ELECTRIC UTILITY RESULTS OF OPERATIONS

					In Millions
	Three Months Ended			Six Months Ended
June 30	2013	2012	Change	2013	2012	Change
Net Income Available to Common Stockholders	$93	$111	$(18)	$159	$132	$27
Reasons for the change
Electric deliveries and rate increases			$(2)			$78
Power supply costs and related revenue			(1)			(1)
Other income, net of expenses			(1)			(2)
Maintenance and other operating expenses			(17)			(13)
Depreciation and amortization			(8)			(19)
General taxes			(1)			(2)
Interest charges			-			1
Income taxes			12			(15)
Total change			$(18)			$27

Electric deliveries and rate increases:  For the three months ended June 30, 2013, electric delivery revenues decreased $2 million compared with 2012.  This decrease reflected $19 million of lower deliveries, due partially to milder weather in 2013, and a $2 million decrease in other revenues.  These decreases were offset largely by a $19 million benefit from a May 2013 rate increase that Consumers self-implemented in March 2013.  Deliveries to end-use customers, excluding deliveries to Consumers’ largest customer, which is on an economic development rate, were 8.6 billion kWh in 2013, a decrease of 0.1 billion kWh, or one percent, compared with 2012.

For the six months ended June 30, 2013, electric delivery revenues increased $78 million compared with 2012.  This increase reflected the absence, in 2013, of a $59 million charge to write off Consumers’ electric decoupling regulatory asset, and a $23 million benefit from a May 2013 rate increase that Consumers self-implemented in March 2013.  These increases were offset partially by a $4 million decrease in other revenues.  Deliveries to end-use customers, excluding deliveries to Consumers’ largest customer, which is on an economic development rate, were 17.3 billion kWh in 2013, an increase of 0.1 billion kWh, or one percent, compared with 2012.

Maintenance and other operating expenses:  For the three months ended June 30, 2013, maintenance and other operating expenses increased $17 million compared with 2012.  This increase reflected the absence, in 2013, of the authorized recovery of $14 million associated with Consumers’ cancelled coal-fueled plant and an $11 million increase in service restoration expenses.  These increases were offset partially by the absence, in 2013, of $8 million of voluntary separation programs expenses.

For the six months ended June 30, 2013, maintenance and other operating expenses increased $13 million compared with 2012.  This increase reflected the absence, in 2013, of the authorized recovery of $14 million associated with Consumers’ cancelled coal-fueled plant, and an $8 million increase in service restoration expenses.  These increases were offset partially by the absence, in 2013, of $8 million of voluntary separation program expenses, and a $1 million decrease in other operating expenses.

Depreciation and amortization:  For the three months ended June 30, 2013, depreciation and amortization expense increased $8 million compared with 2012, and for the six months ended June 30, 2013, depreciation and amortization expense increased $19 million compared with 2012.  These increases were due primarily to increased plant in service during 2013 and an increase in depreciation rates that took effect in June 2012.

Income taxes:  For the three months ended June 30, 2013, income taxes decreased $12 million compared with 2012, reflecting lower electric utility earnings for the three months ended June 30, 2013.

For the six months ended June 30, 2013, income taxes increased $15 million compared with 2012, reflecting higher electric utility earnings for the first six months of 2013.

CONSUMERS GAS UTILITY RESULTS OF OPERATIONS

					In Millions
	Three Months Ended			Six Months Ended
June 30	2013	2012	Change	2013	2012	Change
Net Income Available to Common Stockholders	$5	$9	$(4)	$101	$64	$37
Reasons for the change
Gas deliveries and rate increases			$2			$57
Maintenance and other operating expenses			(6)			1
Depreciation and amortization			-			3
General taxes			-			(1)
Interest charges			(1)			-
Income taxes			1			(23)
Total change			$(4)			$37

Gas deliveries and rate increases:  For the three months ended June 30, 2013, gas delivery revenues increased $2 million compared with 2012.  This increase was due primarily to higher customer deliveries, offset partially by the absence of the gas revenue decoupling mechanism in 2013.  Deliveries to end-use customers were 47 bcf in 2013, an increase of 7 bcf, or 18 percent, compared with 2012.

For the six months ended June 30, 2013, gas delivery revenues increased $57 million compared with 2012.  This increase reflected $51 million of higher customer deliveries, due primarily to colder weather in 2013, offset partially by the absence of the gas revenue decoupling mechanism in 2013, and a $6 million benefit from a June 2012 rate increase that Consumers self-implemented in March 2012.  Deliveries to end-use customers were 179 bcf in 2013, an increase of 33 bcf, or 23 percent, compared with 2012.

Maintenance and other operating expenses:  For the three months ended June 30, 2013, maintenance and other operating expenses increased $6 million compared with 2012.  This increase was due to a $10 million increase in pipeline integrity and gas distribution operating expenses, offset partially by the absence, in 2013, of $4 million of voluntary separation program expenses.

For the six months ended June 30, 2013, maintenance and other operating expenses decreased $1 million compared with 2012.  This decrease was due to the absence, in 2013, of $4 million of voluntary separation program expenses, offset partially by a $3 million increase in gas distribution operating expenses.

Depreciation and amortization:  For the six months ended June 30, 2013, depreciation and amortization expense decreased $3 million compared with 2012, due primarily to decreased depreciation rates that took effect in January 2013.

Income taxes:  For the six months ended June 30, 2013, income taxes increased $23 million compared with 2012, due to higher gas utility earnings in 2013.

ENTERPRISES RESULTS OF OPERATIONS

					In Millions
	Three Months Ended			Six Months Ended
June 30	2013	2012	Change	2013	2012	Change
Net Income Available to Common Stockholders	$1	$(1)	$2	$5	$4	$1

For the three months ended June 30, 2013, net income of the enterprises segment increased $2 million compared with 2012, due primarily to improved gross margins.

For the six months ended June 30, 2013, net income of the enterprises segment increased $1 million compared with 2012, due primarily to lower expenses, offset partially by the absence of a $2 million 2012 Michigan tax benefit.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

					In Millions
	Three Months Ended			Six Months Ended
June 30	2013	2012	Change	2013	2012	Change
Net Income (Reduction) Available to Common Stockholders	$(19)	$(19)	$-	$(41)	$(40)	$(1)

For the six months ended June 30, 2013, corporate interest and other net expenses increased $1 million compared with 2012, due primarily to an increase in interest expense, reflecting increased borrowings.

DISCONTINUED OPERATIONS

For the three months ended June 30, 2013, the net loss from discontinued operations was less than $1 million.

For the six months ended June 30, 2013, the net loss from discontinued operations was less than $1 million, compared with income from discontinued operations of $7 million in 2012, reflecting the elimination of a liability related to a prior asset sale.

CASH POSITION, INVESTING, AND FINANCING

At June 30, 2013, CMS Energy had $566 million of consolidated cash and cash equivalents, which included $29 million of restricted cash and cash equivalents.  At June 30, 2013, Consumers had $314 million of consolidated cash and cash equivalents, which included $28 million of restricted cash and cash equivalents.

OPERATING ACTIVITIES

Presented in the following table are specific components of net cash provided by operating activities for the six months ended June 30, 2013 and 2012:

			In Millions
Six Months Ended June 30	2013	2012	Change
CMS Energy, including Consumers
Net income	$225	$168	$57
Non-cash transactions[1]	580	533	47
	805	701	104
Postretirement benefits contributions	(88)	(37)	(51)
Proceeds from government grant	69	-	69
Changes in core working capital[2]	357	291	66
Changes in other assets and liabilities, net	(48)	(12)	(36)
Net cash provided by operating activities	$1,095	$943	$152
Consumers
Net income	$262	$198	$64
Non-cash transactions[1]	527	461	66
	789	659	130
Postretirement benefits contributions	(86)	(34)	(52)
Proceeds from government grant	69	-	69
Changes in core working capital[2]	357	294	63
Changes in other assets and liabilities, net	(44)	94	(138)
Net cash provided by operating activities	$1,085	$1,013	$72

1 Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

2 Core working capital comprises accounts receivable and accrued revenues, inventories, and accounts payable.

For the six months ended June 30, 2013, net cash provided by operating activities at CMS Energy increased $152 million compared with 2012, and net cash provided by operating activities at Consumers increased $72 million compared with 2012.  The increases were due primarily to higher net income, net of non-cash transactions, the receipt of a $69 million renewable energy grant for Lake Winds® Energy Park, an increase in refunds to customers, and a larger reduction in working capital, reflecting higher usage of gas inventory.  These changes were offset partially by higher pension contributions.  At Consumers, these changes were also offset partially by an increase in tax payments to CMS Energy.

INVESTING ACTIVITIES

Presented in the following table are specific components of net cash used in investing activities for the six months ended June 30, 2013 and 2012:

			In Millions
Six Months Ended June 30	2013	2012	Change
CMS Energy, including Consumers
Capital expenditures	$(580)	$(575)	$(5)
Costs to retire property and other	(36)	(35)	(1)
Net cash used in investing activities	$(616)	$(610)	$(6)
Consumers
Capital expenditures	$(579)	$(572)	$(7)
Costs to retire property and other	(34)	(29)	(5)
Net cash used in investing activities	$(613)	$(601)	$(12)

For the six months ended June 30, 2013, net cash used in investing activities at CMS Energy increased $6 million compared with 2012, and net cash used in investing activities at Consumers increased $12 million compared with 2012.  The increases were due primarily to a slight increase in capital expenditures under Consumers’ capital investment program.

FINANCING ACTIVITIES

Presented in the following table are specific components of net cash used in financing activities for the six months ended June 30, 2013 and 2012:

			In Millions
Six Months Ended June 30	2013	2012	Change
CMS Energy, including Consumers
Issuance of debt	$788	$914	$(126)
Retirement of debt	(586)	(1,100)	514
Payment of common stock dividends	(135)	(125)	(10)
Decrease in notes payable	(110)	-	(110)
Other financing activities	8	4	4
Net cash used in financing activities	$(35)	$(307)	$272
Consumers
Issuance of debt	$425	$375	$50
Retirement of debt	(445)	(694)	249
Payment of common and preferred stock dividends	(195)	(159)	(36)
Stockholder contribution from CMS Energy	150	150	-
Decrease in notes payable	(110)	-	(110)
Other financing activities	(16)	(15)	(1)
Net cash used in financing activities	$(191)	$(343)	$152

For the six months ended June 30, 2013, net cash used in financing activities at CMS Energy decreased $272 million compared with 2012 and net cash used in financing activities at Consumers decreased $152 million compared with 2012.  These changes were due primarily to a decrease in net debt retirements, offset partially by repayments by Consumers under its revolving accounts receivable sales program.

RETIREMENT BENEFITS

Effective July 1, 2013, CMS Energy and Consumers approved a change to the Medicare drug program provided through their OPEB Plan from an employer-sponsored prescription drug plan with a retiree drug subsidy to an EGWP, to begin on January 1, 2015.  As a result of changes stemming from the Health Care Acts, the EGWP structure can result in reduced costs for employers, without impacting plan participants’ benefit coverage or costs.  Also effective July 1, 2013, CMS Energy and Consumers approved certain benefit changes to the OPEB Plan, to begin on January 1, 2016.  Accordingly, CMS Energy and Consumers performed a remeasurement of the OPEB Plan as of July 1, 2013.  In addition, with the plan remeasurement, the discount rate used to measure the OPEB liability was increased from 4.4 percent at December 31, 2012 to 5.1 percent at July 1, 2013.  Assumptions regarding the expected long-term rate of return on plan assets and the health-care cost trend rate did not change from December 31, 2012 levels.

As a result of these changes, CMS Energy’s (including Consumers’) OPEB liability decreased by $613 million and its OPEB regulatory asset decreased by $599 million as of July 1, 2013.  CMS Energy’s accumulated other comprehensive loss decreased by $14 million.  CMS Energy’s (including Consumers’) OPEB cost is expected to decrease by $46 million in 2013.  Consumers’ OPEB liability decreased by $599 million and its OPEB regulatory asset decreased by $599 million as of July 1, 2013.  Consumers’ OPEB cost is expected to decrease by $45 million in 2013.

The decrease in CMS Energy’s and Consumers’ OPEB liabilities was due primarily to the change in the discount rate used to measure the liabilities and other changes in actuarial assumptions, the benefit changes, and the change in the OPEB Plan’s Medicare drug program to the EGWP structure.  Presented in the following table are the components of the decrease in CMS Energy’s and Consumers’ OPEB liabilities at July 1, 2013.

In Millions
OPEB Liability
CMS Energy, including Consumers
Discount rate and other actuarial assumptions	$250
Benefit changes	208
Medicare drug program structure	155
Total decrease	$613
Consumers
Discount rate and other actuarial assumptions	$245
Benefit changes	203
Medicare drug program structure	151
Total decrease	$599

Presented in the following table are the most recent estimates of CMS Energy’s and Consumers’ pension cost, OPEB cost, and cash contributions through 2015.  These updated estimates incorporate the OPEB Plan changes that became effective July 1, 2013.

				In Millions
	Pension	OPEB	Pension	OPEB
	Cost	Cost (Credit )	Contribution	Contribution
CMS Energy, including Consumers
2013	$119	$14	$50	$72
2014	102	(24)	4	57
2015	104	(17)	145	25
Consumers
2013	$116	$17	$49	$71
2014	100	(20)	4	56
2015	101	(13)	141	25

Contribution estimates comprise required amounts and discretionary contributions.  Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.  Actual future costs and contributions will depend on future investment performance, changes in discount rates, and various other factors related to the Pension Plan and OPEB participants.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations.  The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors.  In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation, and potentially by provisions under the Federal Power Act and the Natural Gas Act and FERC requirements.  For additional details on Consumers’ dividend restrictions, see Note 3, Financings and Capitalization – Dividend Restrictions.  For the six months ended June 30, 2013, Consumers paid $194 million in common stock dividends to CMS Energy.

CMS Energy has entered into two continuous equity offering programs permitting it to sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $50 million per program.  Under the first program, entered into in 2011, CMS Energy issued common stock and received net proceeds of $20 million in March 2013 and $15 million in each of 2012 and 2011.  In April 2013, CMS Energy entered into the second continuous equity offering program, but has not yet issued any equity under this program.

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations.

CMS Energy’s and Consumers’ access to the financial and capital markets depends on their credit ratings and on market conditions.  As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets and, barring major market dislocations or disruptions, they expect to continue to have such access.  If access to these markets were to diminish or otherwise become restricted, however, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending.  CMS Energy and Consumers had the following secured revolving credit facilities available at June 30, 2013:

					In Millions
	Amount of	Amount	Letters of Credit	Amount
	Facility	Borrowed	Outstanding	Available	Expiration Date
CMS Energy
Revolving credit facility[1]	$550	$-	$2	$548	December 2017
Consumers
Revolving credit facility[2]	$500	$-	$2	$498	December 2017
Revolving credit facility[2]	150	-	-	150	April 2017
Revolving credit facility[2]	30	-	30	-	September 2014

1 Obligations under this facility are secured by Consumers common stock.

2 Obligations under this facility are secured by FMBs of Consumers.

CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit.  An additional source of liquidity is Consumers’ revolving accounts receivable sales program, which allows it to transfer up to $250 million of accounts receivable as a secured borrowing.  At June 30, 2013, $250 million of accounts receivable were eligible for transfer under this program.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein.  At June 30, 2013, no events of default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities.  CMS Energy and Consumers were each in compliance with these covenants as of June 30, 2013, as presented in the following table:

June 30, 2013
Credit Agreement, Indenture, or Facility	Description	Limit		Actual
CMS Energy
$550 million revolving credit agreement and
$180 million term loan credit agreement	Debt to EBITDA	<	6.0 to 1.0	4.4 to 1.0
$180 million term loan credit agreement	Interest Coverage	>	2.0 to 1.0	4.4 to 1.0
Consumers
$500 million, $150 million, and $30 million revolving credit agreements, $35 million and $68 million reimbursement
agreements, and $250 million accounts receivable
purchase agreement	Debt to Capital	<	0.65 to 1.0	0.47 to 1.0

Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities.  CMS Energy and Consumers believe that their present level of cash and their expected cash flows from operating activities, together with their access to sources of liquidity, will be sufficient to fund their contractual obligations for 2013 and beyond.

OFF-BALANCE-SHEET ARRANGEMENTS

CMS Energy, Consumers, and certain of their subsidiaries also enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties.  These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees.  Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms.  The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $482 million at June 30, 2013.  While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition.  For additional details on these and other guarantee arrangements, see Note 2, Contingencies and Commitments – Guarantees.

OUTLOOK

Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations.  These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position.  For additional details regarding these and other uncertainties, see Forward-Looking Statements and Information; Note 2, Contingencies and Commitments; and Part II – Item 1A. Risk Factors.

CONSUMERS ELECTRIC UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Balanced Energy Initiative:  Consumers continues to experience increasing demand for electricity due to Michigan’s recovering economy and increased use of air conditioning, consumer electronics, and other electric devices, offset partially by the predicted effects of energy efficiency and conservation.  In July 2012, customers set a new all-time peak demand record of 9,006 MW.

Consumers plans to mothball seven of its smaller coal-fueled units for a period of three years.  In June 2013, MISO approved Consumers’ applications to delay the mothballing of the units by one year, to 2016.  Consumers will continue to evaluate its options for the plants, which include:

•                 installing more environmental equipment on the units to reduce emissions further in order to meet new environmental standards and continue to operate the units;

•                 seeking a further extension of compliance deadlines for new environmental standards;

•                 converting the units to natural gas instead of coal;

•                 decommissioning the units; or

•                 a combination of these options, depending on customer needs and market conditions.

With the potential suspension of these plants’ operations and the potential tightening of the MISO capacity market, Consumers could experience a shortfall in generation capacity of up to 1,500 MW in 2016.  In order to address future capacity requirements and growing electric demand in Michigan, Consumers updated its balanced energy initiative, a comprehensive energy resource plan designed to meet the short-term and long-term electricity needs of its customers through:

•                 energy efficiency;

•                 demand management;

•                 expanded use of renewable energy;

•                 development of new power plants;

•                 power or generating asset purchases to complement existing generating sources; and

•                 continued operation or upgrade of existing units.

In December 2012, Consumers announced plans to build a 700-MW gas-fueled electric generating plant at its Thetford complex in Genesee County, Michigan and filed an air permit application with the MDEQ for the proposed plant.  In July 2013, Consumers filed for approval of a certificate of necessity with the MPSC, as allowed under the 2008 Energy Law.  Construction of the plant, at an estimated cost of $750 million, is contingent upon obtaining the certificate of necessity and environmental permits.  Consumers expects the plant to be operational in 2017.

Renewable Energy Plan:  Consumers’ renewable energy plan details how Consumers will meet REC and capacity standards prescribed by the 2008 Energy Law.  This law requires Consumers to use RECs in an amount equal to at least ten percent of its electric sales volume (estimated to be 3.3 million RECs annually) in 2015 and each year thereafter.  RECs represent proof that the associated electricity was generated from a renewable energy resource.  Under its renewable energy plan, Consumers expects to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.

The 2008 Energy Law also requires Consumers to obtain 500 MW of new capacity from renewable energy resources by the end of 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties.  To meet its renewable capacity requirements, Consumers expects to add more than 500 MW of owned or contracted renewable capacity.  Through June 2013, Consumers has contracted for the purchase of 302 MW of nameplate capacity from renewable energy suppliers and owns 100 MW of nameplate capacity at its recently constructed Lake Winds® Energy Park.  The combination of the contracted and owned capacity represents 81 percent of the 2015 renewable capacity requirement.  Consumers expects to meet the balance of the requirement through the completion of its Cross Winds® Energy Park, a 105-MW wind park in Tuscola County, Michigan, which is expected to begin operations in late 2014.  In June 2013, Consumers entered into a contract to purchase wind turbine generators for the construction of the Cross Winds® Energy Park.

The extension of federal tax credits for wind projects for which construction begins prior to December 31, 2013 could reduce significantly the cost of meeting the renewable requirements of the 2008 Energy Law.  As a result, Consumers has accelerated the construction of Cross Winds® Energy Park and plans to begin construction in late 2013.  Consumers expects to qualify for $100 million to $120 million of federal production tax credits associated with the Cross Winds® Energy Park.  These cost savings, which will be based on the wind project’s production over its first ten years of operation, will be passed on to customers through a reduced renewable energy surcharge or through a reduction in PSCR costs.

Energy Optimization Plan:  The 2008 Energy Law requires Consumers to achieve energy savings equivalent to annual sales reduction targets through at least 2015.  The targets increase annually, with the goal of achieving a six percent reduction in customers’ electricity use and a four percent reduction in customers’ natural gas use by December 31, 2015.  Under its energy optimization plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs.  Consumers estimates that, through its gas and electric energy optimization programs, its customers realized $184 million in energy savings during 2012.

Electric Customer Deliveries and Revenue:  Consumers’ electric customer deliveries are largely dependent on Michigan’s economy, which has suffered from economic and financial instability in the automotive and real estate sectors in recent years.

Consumers expects weather-adjusted electric deliveries to decrease in 2013 by three percent compared with 2012.  Consumers’ outlook for 2013 includes reduced deliveries to its largest customer, which produces energy-related and computer components.  Consumers has a long-term contract with this customer to provide electricity at a discounted rate for economic development purposes.  Excluding this customer, Consumers expects weather-adjusted electric deliveries in 2013 to remain stable compared with 2012.  This outlook reflects Consumers’ belief that economic conditions in Michigan are improving.

Over the next five years, Consumers expects average electric delivery growth of about 0.5 to 1.0 percent annually.  This increase reflects growth in electric demand, offset partially by the predicted effects of energy efficiency programs and appliance efficiency standards.  Actual delivery levels will depend on:

•                 energy conservation measures and results of energy efficiency programs;

•                 fluctuations in weather; and

•                 Michigan economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity.

Electric ROA:  The Customer Choice Act allows Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier.  The 2008 Energy Law revised the Customer Choice Act by limiting alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At June 30, 2013, electric deliveries under the ROA program were at the ten percent limit and alternative electric suppliers were providing 789 MW of generation service to ROA customers.  Of Consumers’ 1.8 million electric customers, 308 customers purchased electric generation service under the ROA program.  Consumers expects 2013 electric deliveries under the ROA program to be at a similar level to 2012.

In February 2013, a bill was introduced to the Michigan Senate that, if enacted, would revise the 2008 Energy Law and allow customers on the ROA program waiting list to switch their service to an alternative electric supplier.  Presently, the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 25 percent.  The bill also proposes an increase in the cap of six percentage points per year from 2014 through 2016.  Consumers is unable to predict the outcome of this legislative proposal.  The Michigan legislature also has conducted hearings on the subject of energy competition.  If a proposal to deregulate electric generation in Michigan were enacted, it could have a material adverse effect on Consumers’ financial results and operations.

Electric Transmission:  In 2011, FERC issued an order in a rulemaking proceeding concerning regional electric transmission planning and cost allocations.  Consumers and several other electric utilities filed a joint petition seeking clarification/rehearing of FERC’s order and opposing the allocation methodology.  In 2012, following FERC’s denial of their requests for clarification/rehearing, Consumers and several other electric utilities filed a petition for review of FERC’s order with the U.S. Court of Appeals.  In May 2013, Consumers, along with other electric utilities, filed briefs in this matter.

In a related matter, in 2010, MISO filed and FERC approved a tariff revision proposing a cost allocation methodology for a new category of transmission projects.  Under this tariff revision, the cost of these new transmission projects will be spread proportionally across the Midwest Energy Market.  Consumers believes that Michigan customers will bear additional costs under MISO’s tariff without receiving comparable benefits from these projects.  In 2011, Consumers, along with the Michigan Attorney General, ABATE, DTE Electric, and other parties, filed a petition for review of FERC’s order with the U.S. Court of Appeals for the Seventh Circuit following FERC’s denial of their request for rehearing opposing the allocation methodology in the MISO tariff revision.  In June 2013, the Court of Appeals issued an opinion largely affirming FERC’s orders regarding the cost allocation methodology.  Consumers is reviewing this opinion.  Regardless of the final outcome of these appeals, Consumers expects to continue to recover transmission expenses, including those associated with the MISO tariff revision, through the PSCR process.

In 2012, ReliabilityFirst Corporation informed Consumers that Consumers may not be properly registered to meet certain NERC electric reliability standards.  Consumers is assessing its registration status, taking into consideration FERC’s December 2012 order on the definition of a bulk electric system.  In light of this order, Consumers is reviewing the status of its electric distribution assets under FERC’s modified test and also reviewing prior correspondence from ReliabilityFirst Corporation as to the potential classification of its assets as within a bulk electric system for reliability purposes.  Consumers believes that it would recover any incremental costs that it might incur in connection with the resolution of any issues in this area.

Governor’s Energy Initiative:  Michigan’s governor has instituted a process pursuant to which a series of reports are to be completed in December 2013 addressing energy efficiency, renewable energy, the electricity market and customer choice, and other subjects.  The process is designed to help the governor and other lawmakers determine the state’s next steps regarding energy policies.  A series of public hearings took place in 2013 to gather input.  Consumers has participated actively in this process but cannot predict its outcome.

Electric Rate Matters:  Rate matters are critical to Consumers’ electric utility business.  For additional details on electric rate matters, see Note 1, Regulatory Matters.

Future Electric Rate Case:  Consumers has undertaken several initiatives to reduce costs through a voluntary separation plan in 2012, accelerated pension funding, employee and retiree health-care cost sharing, negotiated labor agreements, information system efficiencies, and productivity improvement programs.  These initiatives, together with Consumers’ plans to accelerate further cost reductions, should allow Consumers to avoid increasing electric base rates through 2014.  Consumers’ ability to avoid a base rate increase is dependent on MPSC approval of certain applications yet to be filed.  Consumers may also reconsider this expectation should its assumptions change regarding the economy or other matters.

Electric Environmental Estimates:  Consumers’ operations are subject to various state and federal environmental laws and regulations.  Consumers estimates that it will incur expenditures of $1.1 billion from 2013 through 2018 to continue to comply with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations.  Consumers expects to recover these costs in customer rates, but cannot guarantee this result.  Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters:

Air Quality:  In 2011, the EPA released CSAPR, a final replacement rule for CAIR, which requires Michigan and 27 other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states.  In 2012, the U.S. Court of Appeals for the D.C. Circuit voided CSAPR and held that CAIR would remain in place until the EPA promulgated a new rule.  After a request by the EPA for a rehearing was denied, the EPA and other parties sought an appeal to the U.S. Supreme Court, which was granted in June 2013.  A decision by the Supreme Court is not expected until 2014.

In 2012, the EPA published its final MACT emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS.  Under MATS, all of Consumers’ existing coal-fueled electric generating units are required to add additional controls for hazardous air pollutants.  Existing units, unless granted extensions, must meet the standards by mid-April 2015.  Consumers has received from the MDEQ a one-year extension for MATS and the Michigan Mercury Rule for ten of its coal-fueled units, allowing them to run as presently configured until April 2016.

Presently, Consumers’ strategy to comply with air quality regulations, including CAIR and MATS, involves the installation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA rulemakings, litigation, and congressional action.  This evaluation could result in:

•                 changes in environmental compliance costs related to Consumers’ coal-fueled power plants;

•                 a change in the fuel mix at coal-fueled and oil-fueled power plants;

•                 changes in how certain plants are used; and

•                 the retirement, mothballing, or repowering with an alternative fuel of some of Consumers’ generating units.

The MDEQ renewed and issued the Renewable Operating Permit for the B.C. Cobb plant in August 2011 after an extensive review and a public comment period.  In October 2011, the Sierra Club and the Natural Resources Defense Council filed a petition with the EPA to object to the MDEQ’s issuance of the state Renewable Operating Permit, alleging that the facility is not in compliance with certain provisions of the Clean Air Act, including NSR and Title V.  Consumers responded to these allegations in December 2011.  The EPA could either deny the petition outright or grant the petition and remand the matter to the MDEQ for further action.  The Sierra Club or the Natural Resources Defense Council could also file suit in federal district court seeking EPA action on the petition.  Consumers believes these claims are baseless, but is unable to predict the outcome of this petition.

Fine Particulate Matter:  In December 2012, the EPA finalized a rule that strengthens the air quality standard for fine particulate matter.  Consumers expects short-term impacts to be limited, but this new standard could give rise to air quality concerns in states downwind of Michigan and put pressure on Michigan and other Midwestern states to reduce emissions further.  Given its present strategy for CAIR and MATS compliance, however, Consumers will already be achieving significant reductions in emissions that contribute to the formation of fine particulate matter.

Greenhouse Gases:  In the recent past, there have been numerous legislative and regulatory initiatives at the state, regional, and national levels that involve the regulation of greenhouse gases.  Consumers continues to monitor and comment on these initiatives and to follow litigation involving greenhouse gases.  Consumers believes Congress may eventually pass greenhouse gas legislation, but is unable to predict the form and timing of any final legislation.

In 2012, the EPA released its proposed “Standards of Performance for Greenhouse Gas Emissions for New Stationary Sources:  Electric Utility Generating Units” pursuant to Section 111 of the Clean Air Act.  This proposed rule applied only to new fossil-fuel-fired steam electric generating units.  The standards would have required that carbon dioxide emissions not exceed those of a modern, efficient natural gas-fueled combined-cycle electric generating plant, regardless of fuel type.  In June 2013, President Obama directed the EPA to issue a revised proposal addressing new fossil-fuel-fired steam electric generating units by September 20, 2013, and to finalize the rule in a timely fashion.  The EPA was further directed to address existing, modified, and reconstructed fossil-fuel-fired steam electric generating units with proposed standards, regulations, or guidelines to be completed by June 1, 2014, and final standards, regulations, or guidelines to be completed by June 1, 2015.  Subsequent state implementation plans are due by June 30, 2016.  Consumers believes that its balanced energy initiative, its present carbon reduction target, and its emphasis on supply diversity will position it favorably to deal with the impact of carbon regulation, but cannot predict the nature or outcome of these proposals.  Consumers will continue to monitor regulatory activity regarding greenhouse gas emissions standards that may affect electric generating units.

Litigation, as well as federal laws, EPA regulations regarding greenhouse gases, or similar treaties, state laws, or rules, if enacted or ratified, could require Consumers to replace equipment, install additional emission control equipment, purchase emission allowances, curtail operations, arrange for alternative sources of supply, or take other steps to manage or lower the emission of greenhouse gases.  Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.

CCRs:  In 2010, the EPA proposed rules regulating CCRs, such as coal ash, under the Resource Conservation and Recovery Act.  Recent communications from the EPA stress the need to coordinate CCR rulemaking guidelines for steam electric generating plants under the Clean Water Act.  A final CCR rule could be issued in 2014.  Michigan already regulates CCRs as low-hazard industrial waste.  The EPA proposed a range of alternatives for regulating CCRs, including regulation as either a non-hazardous waste or a hazardous waste.  If coal ash were regulated as a hazardous waste, Consumers would likely cease the beneficial reuse of this product, which would result in a significant increase in the amount of coal ash requiring costly disposal.  Additionally, if the cost of upgrading existing coal ash disposal areas to meet hazardous waste landfill standards were to become economically prohibitive, existing coal ash disposal areas could close, requiring Consumers to find costly alternative arrangements for disposal.  Consumers is unable to predict the impacts from this wide range of possible outcomes, but significant expenditures are likely.

Water:  In 2011, the EPA issued a proposed rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act aimed at reducing alleged harmful impacts on fish and shellfish.  Consumers continues to evaluate this proposed rule and its potential impacts on Consumers’ electric generating plants.  A final rule is expected in November 2013.  The EPA also proposed new regulations in June 2013 that may require physical and/or chemical treatment facilities for wastewater discharges from electric generating plants.  A final rule is expected in 2014.

PCBs:  In 2010, the EPA issued an Advance Notice of Proposed Rulemaking, indicating that it is considering a variety of regulatory actions with respect to PCBs.  One approach would aim to phase out equipment containing PCBs by 2025.  Another approach would eliminate an exemption for small equipment containing PCBs.  To comply with any such regulatory actions, Consumers could incur substantial costs associated with existing electrical equipment potentially containing PCBs.  A proposed rule is expected in 2013.

Other electric environmental matters could have a major impact on Consumers’ outlook.  For additional details on other electric environmental matters, see Note 2, Contingencies and Commitments – Consumers Electric Utility Contingencies – Electric Environmental Matters.

CONSUMERS GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Gas Deliveries:  Consumers expects weather-adjusted gas deliveries in 2013 to grow by about three percent compared with 2012.  Over the next five years, Consumers expects average gas deliveries to remain stable.  This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation.  Actual delivery levels from year to year may vary due to:

•                 fluctuations in weather;

•                 use by power producers;

•                 availability and development of renewable energy sources;

•                 changes in gas prices;

•                 Michigan economic conditions, including population trends and housing activity;

•                 the price of competing energy sources or fuels; and

•                 energy efficiency and conservation impacts.

Gas Transmission:  In May 2013, the MPSC approved Consumers’ application to build a 24-mile, 36-inch natural gas pipeline in St. Joseph and Branch Counties, Michigan.  Consumers expects to spend about $120 million for this project.  Construction of the pipeline is contingent upon obtaining environmental permits.  Consumers expects the pipeline to be operational by the end of 2014.

Gas Transportation:  In July 2012, Trunkline filed a proposal with FERC to cease transporting natural gas through one of its two main transmission pipelines serving Michigan.  More than 60 percent of the natural gas supplied to Consumers’ gas customers is delivered by Trunkline’s two main transmission pipelines.  In August 2012, Consumers filed a motion with FERC to protest against the proposed abandonment on the grounds that it would negatively impact customers and that it could hamper the development of gas-fueled electric generation in Michigan.  Michigan’s governor, the MPSC, and various other parties have also filed protests with FERC.  If Trunkline’s proposal is granted, the abandonment could result in higher gas prices and reduced availability for Michigan gas customers.

Gas Rate Matters:  Rate matters are critical to Consumers’ gas utility business.  For additional details on Consumers’ gas rate matters, see Note 1, Regulatory Matters.

Pending Gas Rate Case:  In February 2013, Consumers filed an application with the MPSC seeking an annual rate increase of $49 million, based on a 10.5 percent authorized return on equity.  The filing requested authority to recover new investments in customer reliability, deliverability, safety, and system enhancements, and sought approval of several rate adjustment mechanisms.  Subsequent to this filing, Consumers’ projection of non-fuel costs decreased.  As a result, in June 2013, Consumers filed a petition with the MPSC to close the docket or, alternatively, to suspend and extend indefinitely the schedule in this case.  The MPSC approved Consumers’ petition to suspend and indefinitely extend the schedule.  Consumers plans to file a new and amended case containing more recent historical data and an updated projected test year, primarily for rate relief associated with projected capital expenditures.

Future Gas Rate Case:  Consumers has undertaken several initiatives to reduce costs through a voluntary separation plan in 2012, accelerated pension funding, employee and retiree health-care cost sharing, negotiated labor agreements, information system efficiencies, and productivity improvement programs.  These initiatives, together with Consumers’ plans to accelerate further cost reductions, should allow Consumers to avoid increasing gas base rates through 2014.  Consumers’ ability to avoid a base rate increase is dependent on MPSC approval of certain applications yet to be filed.  Consumers may also reconsider this expectation should its assumptions change regarding the economy or other matters.

Gas Pipeline Safety:  In 2012, President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011.  The law reauthorizes existing federal pipeline safety programs of the Pipeline and Hazardous Materials Safety Administration through 2015 and it contains provisions mandating:

•                 an increase in the maximum fine for safety violations to $2 million;

•                 an increase in the number of pipeline inspectors;

•                 a study regarding application of integrity management requirements outside of “high consequence areas;”

•                 a survey regarding existing plans for safe management and replacement of cast iron pipelines;

•                 prescribed notification and on-site incident response times;

•                 installation of automatic or remotely controlled shut-off valves on new or replaced pipelines where feasible;

•                 historical design and construction documentation to verify maximum allowable operating pressures; and

•                 establishment of new regulations for testing (pressure tests or equivalent methods) of previously untested pipelines in high-consequence areas.

Consumers continues to comply with laws and regulations governing natural gas pipeline safety.  These laws and regulations could cause Consumers to incur significant additional costs related to its natural gas pipeline safety programs.  Consumers expects that it would be able to recover the costs in rates, consistent with the recovery of other reasonable costs of complying with laws and regulations.

MPSC Investigations:  The MPSC is presently conducting investigations into two natural gas explosions that occurred in Consumers’ gas service territory, in Wayne, Michigan and Royal Oak, Michigan.  Consumers does not expect the outcome of these investigations to have a material adverse impact on its liquidity, financial condition, or results of operations, but cannot predict the financial impact or outcome.

Gas Environmental Estimates:  Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites.  For additional details, see Note 2, Contingencies and Commitments – Consumers Gas Utility Contingencies – Gas Environmental Matters.

CONSUMERS OTHER OUTLOOK AND UNCERTAINTIES

Smart Energy:  Consumers’ grid modernization effort continues.  In August 2012, Consumers began installing smart meters in Muskegon County, Michigan.  One of the functions of smart meters is to allow customers to monitor and manage their energy usage, which should help reduce demand during critical peak times, resulting in lower peak capacity requirements.  The installation of smart meters should also provide for both operational and customer benefits.  As of June 30, 2013, Consumers had upgraded over 90,000 electric residential and small business customers in western Michigan to smart meters.  Consumers is able to read these smart meters remotely; further functionality will continue to be added through mid-2015.  Consumers expects to have installed about 400,000 smart meters throughout western Michigan by the end of 2014.  Consumers also plans to install communication modules on gas meters in areas where Consumers provides both electricity and natural gas to customers.

ENTERPRISES OUTLOOK AND UNCERTAINTIES

The primary focus with respect to CMS Energy’s remaining non-utility businesses is to optimize cash flow and maximize the value of their assets.

Trends, uncertainties, and other matters that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:

•                 indemnity and environmental remediation obligations at Bay Harbor;

•                 obligations related to a tax claim from the government of Equatorial Guinea;

•                 the outcome of certain legal proceedings;

•                 impacts of declines in electricity prices on the profitability of the enterprises segment’s generating units;

•                 representations, warranties, and indemnities provided by CMS Energy or its subsidiaries in connection with previous sales of assets;

•                 changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings;

•                 changes in various environmental laws, regulations, principles, or practices, or in their interpretation; and

•                 economic conditions in Michigan, including population trends and housing activity.

For additional details regarding the enterprises segment’s uncertainties, see Note 2, Contingencies and Commitments.

OTHER OUTLOOK AND UNCERTAINTIES

EnerBank:  EnerBank, a wholly owned subsidiary of CMS Capital, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans.  EnerBank represented two percent of CMS Energy’s net assets at June 30, 2013, and four percent of CMS Energy’s net income available to common stockholders for the six months ended June 30, 2013.  The carrying value of EnerBank’s loan portfolio was $543 million at June 30, 2013.  Its loan portfolio was funded primarily by deposit liabilities of $499 million.  The twelve-month rolling average default rate on loans held by EnerBank has remained stable at 0.7 percent at June 30, 2013.  CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate.  With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of June 30, 2013.

Litigation:  CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business.  For additional details regarding these and other legal matters, see Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.

NEW ACCOUNTING STANDARDS

There are no new accounting standards issued but not yet effective that are expected to have a material impact on CMS Energy’s or Consumers’ consolidated financial statements.

CMS Energy Corporation

Consolidated Statements of Income

(Unaudited)

			In Millions
	Three Months Ended		Six Months Ended
June 30	2013	2012	2013	2012

Operating Revenue	$1,406	$1,333	$3,385	$3,076

Operating Expenses
Fuel for electric generation	147	126	301	256
Purchased and interchange power	347	334	680	651
Purchased power – related parties	23	20	46	42
Cost of gas sold	166	133	773	683
Maintenance and other operating expenses	304	282	586	577
Depreciation and amortization	137	130	318	302
General taxes	50	48	120	117
Total operating expenses	1,174	1,073	2,824	2,628

Operating Income	232	260	561	448

Other Income (Expense)
Interest income	2	1	2	2
Allowance for equity funds used during construction	1	2	4	4
Income from equity method investees	3	3	8	8
Other income	2	3	5	6
Other expense	(3)	(3)	(6)	(5)
Total other income	5	6	13	15

Interest Charges
Interest on long-term debt	99	94	193	188
Other interest expense	4	5	9	11
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(2)
Total interest charges	102	98	200	197

Income Before Income Taxes	135	168	374	266
Income Tax Expense	54	67	149	105

Income From Continuing Operations	81	101	225	161
Income From Discontinued Operations, Net of Tax of $-, $-, $-, and $4	-	-	-	7

Net Income	81	101	225	168
Income Attributable to Noncontrolling Interests	1	1	1	1

Net Income Available to Common Stockholders	$80	$100	$224	$167

		In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2013	2012	2013	2012

Net Income Attributable to Common Stockholders
Amounts attributable to continuing operations	$80	$100	$224	$160
Amounts attributable to discontinued operations	-	-	-	7
Net income available to common stockholders	$80	$100	$224	$167

Income Attributable to Noncontrolling Interests
Amounts attributable to continuing operations	$1	$1	$1	$1
Amounts attributable to discontinued operations	-	-	-	-
Income attributable to noncontrolling interests	$1	$1	$1	$1

Basic Earnings Per Average Common Share
Basic earnings from continuing operations	$0.30	$0.38	$0.85	$0.61
Basic earnings from discontinued operations	-	-	-	0.03
Basic earnings attributable to common stock	$0.30	$0.38	$0.85	$0.64

Diluted Earnings Per Average Common Share
Diluted earnings from continuing operations	$0.29	$0.37	$0.83	$0.59
Diluted earnings from discontinued operations	-	-	-	0.03
Diluted earnings attributable to common stock	$0.29	$0.37	$0.83	$0.62

Dividends Declared Per Common Share	$0.255	$0.24	$0.51	$0.48

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

	In Millions
	Three Months Ended		Six Months Ended
June 30	2013	2012	2013	2012

Net Income	$81	$101	$225	$168

Retirement Benefits Liability
Retirement benefits liability adjustments, net of tax of $1, $-, $1, and $-	1	1	2	2

Investments
Unrealized gain (loss) on investments, net of tax of $- for all periods	(3)	1	(3)	2

Other Comprehensive Income (Loss)	(2)	2	(1)	4

Comprehensive Income	79	103	224	172

Comprehensive Income Attributable to Noncontrolling Interests	1	1	1	1

Comprehensive Income Attributable to CMS Energy	$78	$102	$223	$171

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Cash Flows

(Unaudited)

		In Millions
Six Months Ended June 30	2013	2012

Cash Flows from Operating Activities
Net income	$225	$168
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	318	302
Deferred income taxes and investment tax credit	135	102
Postretirement benefits expense	95	94
Other non-cash operating activities	32	35
Postretirement benefits contributions	(88)	(37)
Proceeds from government grant	69	-
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	85	146
Inventories	253	135
Accounts payable	19	10
Accrued expenses	(82)	(82)
Other current and non-current assets and liabilities	34	70
Net cash provided by operating activities	1,095	943

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(580)	(575)
Cost to retire property	(23)	(20)
Other investing activities	(13)	(15)
Net cash used in investing activities	(616)	(610)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	675	790
Retirements of EnerBank notes, net	(28)	(4)
Issuance of common stock	28	23
Retirement of long-term debt	(445)	(972)
Payment of common stock dividends	(135)	(125)
Decrease in notes payable	(110)	-
Payment of capital lease obligations and other financing costs	(20)	(19)
Net cash used in financing activities	(35)	(307)

Net Increase in Cash and Cash Equivalents	444	26

Cash and Cash Equivalents, Beginning of Period	93	161

Cash and Cash Equivalents, End of Period	$537	$187

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets

(Unaudited)

ASSETS
		In Millions
	June 30	December 31
	2013	2012

Current Assets
Cash and cash equivalents	$537	$93
Restricted cash and cash equivalents	29	29
Accounts receivable and accrued revenue, less allowances of $31 in 2013 and $32 in 2012	728	855
Notes receivable	76	41
Accounts receivable – related parties	10	10
Accrued power supply and gas revenue	20	32
Inventories at average cost
Gas in underground storage	568	820
Materials and supplies	103	96
Generating plant fuel stock	159	168
Deferred property taxes	140	190
Regulatory assets	36	35
Prepayments and other current assets	79	53
Total current assets	2,485	2,422

Plant, Property, and Equipment
Plant, property, and equipment, gross	16,086	15,592
Less accumulated depreciation and amortization	5,278	5,121
Plant, property, and equipment, net	10,808	10,471
Construction work in progress	1,108	1,080
Total plant, property, and equipment	11,916	11,551

Other Non-current Assets
Regulatory assets	2,202	2,287
Accounts and notes receivable, less allowances of $5 in 2013 and 2012	504	521
Investments	63	57
Other	259	293
Total other non-current assets	3,028	3,158

Total Assets	$17,429	$17,131

LIABILITIES AND EQUITY
		In Millions
	June 30	December 31
	2013	2012

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$758	$541
Notes payable	-	110
Accounts payable	512	512
Accounts payable – related parties	9	9
Accrued rate refunds	-	6
Accrued interest	93	95
Accrued taxes	206	279
Deferred income taxes	77	68
Regulatory liabilities	8	25
Other current liabilities	139	152
Total current liabilities	1,802	1,797

Non-current Liabilities
Long-term debt	6,695	6,710
Non-current portion of capital and finance lease obligations	144	153
Regulatory liabilities	2,243	2,101
Postretirement benefits	1,393	1,451
Asset retirement obligations	319	312
Deferred investment tax credit	41	43
Deferred income taxes	1,116	1,015
Other non-current liabilities	316	311
Total non-current liabilities	12,267	12,096

Commitments and Contingencies (Notes 1 and 2)

Equity
Common stockholders equity
Common stock, authorized 350.0 shares; outstanding 265.9 shares in 2013 and 264.1 shares in 2012	3	3
Other paid-in capital	4,710	4,669
Accumulated other comprehensive loss	(56)	(55)
Accumulated deficit	(1,334)	(1,423)
Total common stockholders equity	3,323	3,194
Noncontrolling interests	37	44
Total equity	3,360	3,238

Total Liabilities and Equity	$17,429	$17,131

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity

(Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2013	2012	2013	2012

Total Equity at Beginning of Period	$3,350	$3,093	$3,238	$3,072

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	4,703	4,641	4,669	4,627
Common stock issued	8	23	37	31
Common stock reissued	-	-	5	6
Common stock repurchased	(1)	-	(1)	-
At end of period	4,710	4,664	4,710	4,664

Accumulated Other Comprehensive Loss
At beginning of period	(54)	(47)	(55)	(49)
Retirement benefits liability
At beginning of period	(55)	(47)	(56)	(48)
Retirement benefits liability adjustments	1	1	2	2
At end of period	(54)	(46)	(54)	(46)
Investments
At beginning of period	2	1	2	-
Unrealized gain (loss) on investments	(3)	1	(3)	2
At end of period	(1)	2	(1)	2
Derivative instruments
At beginning and end of period	(1)	(1)	(1)	(1)
At end of period	(56)	(45)	(56)	(45)

Accumulated Deficit
At beginning of period	(1,346)	(1,548)	(1,423)	(1,553)
Net income attributable to CMS Energy	80	100	224	167
Common stock dividends declared	(68)	(63)	(135)	(125)
At end of period	(1,334)	(1,511)	(1,334)	(1,511)

Noncontrolling Interests
At beginning of period	44	44	44	44
Income attributable to noncontrolling interests	1	1	1	1
Distributions, redemptions, and other changes in noncontrolling interests	(8)	(1)	(8)	(1)
At end of period	37	44	37	44

Total Equity at End of Period	$3,360	$3,155	$3,360	$3,155

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Income

(Unaudited)

			In Millions
	Three Months Ended		Six Months Ended
June 30	2013	2012	2013	2012

Operating Revenue	$1,342	$1,282	$3,261	$2,957

Operating Expenses
Fuel for electric generation	125	110	258	216
Purchased and interchange power	340	327	669	640
Purchased power – related parties	23	21	46	42
Cost of gas sold	154	124	754	660
Maintenance and other operating expenses	289	266	555	543
Depreciation and amortization	136	128	316	299
General taxes	48	46	117	114
Total operating expenses	1,115	1,022	2,715	2,514

Operating Income	227	260	546	443

Other Income (Expense)
Interest income	2	1	2	2
Allowance for equity funds used during construction	1	2	4	4
Other income	2	3	9	11
Other expense	(3)	(3)	(6)	(5)
Total other income	2	3	9	12

Interest Charges
Interest on long-term debt	60	58	119	119
Other interest expense	3	4	6	8
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(2)
Total interest charges	62	61	123	125

Income Before Income Taxes	167	202	432	330
Income Tax Expense	67	80	170	132

Net Income	100	122	262	198
Preferred Stock Dividends and Distribution	1	1	1	1

Net Income Available to Common Stockholder	$99	$121	$261	$197

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income

(Unaudited)

			In Millions
	Three Months Ended		Six Months Ended
June 30	2013	2012	2013	2012

Net Income	$100	$122	$262	$198

Retirement Benefits Liability
Retirement benefits liability adjustments, net of tax of $1, $-, $1, and $-	1	-	2	1

Investments
Unrealized gain (loss) on investments, net of tax (tax benefit) of $1, $-, $1, and $(2)	(4)	3	-	-
Reclassification adjustments included in net income, net of tax benefit of $-, $-, $(1), and $-	-	-	(3)	-

Other Comprehensive Income (Loss)	(3)	3	(1)	1

Comprehensive Income	$97	$125	$261	$199

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Cash Flows

(Unaudited)

		In Millions
Six Months Ended June 30	2013	2012

Cash Flows from Operating Activities
Net income	$262	$198
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	316	299
Deferred income taxes and investment tax credit	87	39
Postretirement benefits expense	93	92
Other non-cash operating activities	31	31
Postretirement benefits contributions	(86)	(34)
Proceeds from government grant	69	-
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	85	146
Inventories	249	137
Accounts payable	23	11
Accrued expenses	(73)	(19)
Other current and non-current assets and liabilities	29	113
Net cash provided by operating activities	1,085	1,013

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(579)	(572)
Cost to retire property	(23)	(20)
Other investing activities	(11)	(9)
Net cash used in investing activities	(613)	(601)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	425	375
Retirement of long-term debt	(445)	(694)
Payment of common and preferred stock dividends	(195)	(159)
Stockholder contribution	150	150
Decrease in notes payable	(110)	-
Payment of capital lease obligations and other financing costs	(16)	(15)
Net cash used in financing activities	(191)	(343)

Net Increase in Cash and Cash Equivalents	281	69

Cash and Cash Equivalents, Beginning of Period	5	85

Cash and Cash Equivalents, End of Period	$286	$154

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets

(Unaudited)

ASSETS
		In Millions
	June 30	December 31
	2013	2012

Current Assets
Cash and cash equivalents	$286	$5
Restricted cash and cash equivalents	28	28
Accounts receivable and accrued revenue, less allowances of $29 in 2013 and $30 in 2012	719	844
Notes receivable	25	-
Accounts receivable – related parties	1	1
Accrued power supply and gas revenue	20	32
Inventories at average cost
Gas in underground storage	568	816
Materials and supplies	99	92
Generating plant fuel stock	159	167
Deferred property taxes	140	190
Regulatory assets	36	35
Prepayments and other current assets	72	45
Total current assets	2,153	2,255

Plant, Property, and Equipment
Plant, property, and equipment, gross	15,951	15,456
Less accumulated depreciation and amortization	5,216	5,061
Plant, property, and equipment, net	10,735	10,395
Construction work in progress	1,106	1,080
Total plant, property, and equipment	11,841	11,475

Other Non-current Assets
Regulatory assets	2,202	2,287
Accounts and notes receivable	11	17
Investments	30	32
Other	172	209
Total other non-current assets	2,415	2,545

Total Assets	$16,409	$16,275

LIABILITIES AND EQUITY
		In Millions
	June 30	December 31
	2013	2012

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$63	$63
Notes payable	-	110
Accounts payable	502	501
Accounts payable – related parties	13	11
Accrued rate refunds	-	6
Accrued interest	59	65
Accrued taxes	316	376
Deferred income taxes	127	144
Regulatory liabilities	8	25
Other current liabilities	100	109
Total current liabilities	1,188	1,410

Non-current Liabilities
Long-term debt	4,276	4,297
Non-current portion of capital and finance lease obligations	144	153
Regulatory liabilities	2,243	2,101
Postretirement benefits	1,329	1,385
Asset retirement obligations	318	311
Deferred investment tax credit	41	43
Deferred income taxes	1,820	1,741
Other non-current liabilities	259	252
Total non-current liabilities	10,430	10,283

Commitments and Contingencies (Notes 1 and 2)

Equity
Common stockholder equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,257	3,107
Accumulated other comprehensive loss	(9)	(8)
Retained earnings	665	598
Total common stockholder equity	4,754	4,538
Preferred stock	37	44
Total equity	4,791	4,582

Total Liabilities and Equity	$16,409	$16,275

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity

(Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2013	2012	2013	2012

Total Equity at Beginning of Period	$4,803	$4,503	$4,582	$4,394

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	3,257	3,107	3,107	2,957
Stockholder contribution	-	-	150	150
At end of period	3,257	3,107	3,257	3,107

Accumulated Other Comprehensive Loss
At beginning of period	(6)	(4)	(8)	(2)
Retirement benefits liability
At beginning of period	(24)	(18)	(25)	(19)
Retirement benefits liability adjustments	1	-	2	1
At end of period	(23)	(18)	(23)	(18)
Investments
At beginning of period	18	14	17	17
Unrealized gain (loss) on investments	(4)	3	-	-
Reclassification adjustments included in net income	-	-	(3)	-
At end of period	14	17	14	17
At end of period	(9)	(1)	(9)	(1)

Retained Earnings
At beginning of period	667	515	598	554
Net income	100	122	262	198
Common stock dividends declared	(101)	(43)	(194)	(158)
Preferred stock dividends and distribution declared	(1)	(1)	(1)	(1)
At end of period	665	593	665	593

Preferred Stock
At beginning of period	44	44	44	44
Preferred stock redeemed	(7)	-	(7)	-
At end of period	37	44	37	44

Total Equity at End of Period	$4,791	$4,584	$4,791	$4,584

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP.  CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the current period.  In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure the fair presentation of financial position, results of operations, and cash flows for the periods presented.  The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2012 Form 10-K.  Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1:               REGULATORY MATTERS

Regulatory matters are critical to Consumers.  The Michigan Attorney General, ABATE, the MPSC Staff, and certain other parties typically participate in MPSC proceedings concerning Consumers, such as Consumers’ rate cases and PSCR and GCR processes.  These parties often challenge various aspects of those proceedings, including the prudence of Consumers’ policies and practices, and seek cost disallowances and other relief.  The parties also have appealed significant MPSC orders.  Depending upon the specific issues, the outcomes of rate cases and proceedings, including judicial proceedings challenging MPSC orders or other actions, could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.  Consumers cannot predict the outcome of these proceedings.

There are multiple appeals pending that involve various issues concerning cost allocation among customers, the allocation of refunds among customer groups, the adequacy of the record evidence supporting the recovery of Smart Energy investments, and other matters.  Consumers is unable to predict the outcome of these appeals.

CONSUMERS ELECTRIC UTILITY

Electric Rate Cases:  In June 2012, the MPSC authorized an annual rate increase of $118 million, based on a 10.3 percent authorized return on equity.  Consumers filed an application in September 2012 requesting that the MPSC find that the total revenues collected during self-implementation did not exceed those that would have been collected under final rates.  In March 2013, the MPSC approved a settlement agreement finding that no refund was required.

In September 2012, Consumers filed an application with the MPSC seeking an annual rate increase of $148 million, based on a 10.5 percent authorized return on equity, in order to recover new investment in system reliability, environmental compliance, and technology enhancements.  In January 2013, Consumers supplemented its electric rate case application to reflect changes to its environmental compliance and generation outage plans, which reduced its requested annual rate increase to $145 million.  In this filing, Consumers also sought approval of several rate adjustment mechanisms.

In March 2013, Consumers self-implemented an annual rate increase of $110 million out of its requested $145 million, subject to refund with interest.  Consumers’ self-implementation required no order by the

MSPC, and no intervenors in Consumers’ electric rate case opposed Consumers’ self-implementation amount.  The MPSC approved a partial settlement agreement in May 2013, authorizing an annual rate increase of $89 million, based on a 10.3 percent authorized rate of return on equity.  The rate adjustment mechanisms requested by Consumers were not approved.  In June 2013, in connection with this electric rate case, the MPSC approved Consumers’ application for authority to continue the advance metering infrastructure program and implement a non-transmitting meter provision.

In July 2013, Consumers filed a reconciliation of total revenues collected during self-implementation to those that would have been collected under final rates.  Consumers’ reconciliation indicated that no refund would be required.

Electric Revenue Decoupling Mechanism:  The MPSC’s 2009 order in Consumers’ electric rate case authorized Consumers to implement an electric revenue decoupling mechanism.  This decoupling mechanism allowed Consumers to adjust future electric rates to the degree that actual average sales per customer differed from the rate order.  The MPSC extended the electric revenue decoupling mechanism for a second year in its 2010 order in Consumers’ electric rate case.

In April 2012, the Michigan Court of Appeals ruled that the MPSC lacks statutory authority to approve or direct the use of a revenue decoupling mechanism for electric providers.  Subsequently, in November 2012, the Michigan Court of Appeals ruled in an appeal of the MPSC’s 2010 order in Consumers’ electric rate case.  The Court reversed the portion of the 2010 order related to Consumers’ electric revenue decoupling mechanism and remanded the case to the MPSC for further proceedings related to the revenue decoupling mechanism.  In March 2013, the MSPC issued an order in the remand proceedings, stating that, with the exception of the authorization of the revenue decoupling mechanism, its 2010 order in Consumers’ electric rate case stands as issued.

Big Rock Nuclear Decommissioning:  Consumers had recorded an $85 million regulatory asset for $30 million it paid to Entergy to assume ownership responsibility for the Big Rock ISFSI and for $55 million of nuclear fuel storage costs it incurred as a result of the DOE’s failure to accept nuclear fuel.  Consumers filed a complaint against the DOE in 2002 for this failure.

In 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million.  Consumers subsequently filed an application with the MPSC requesting authority to utilize $85 million of the settlement amount as recovery of its regulatory asset, and to refund to customers $23 million previously collected through rates for spent nuclear fuel costs.  In December 2012, the MPSC approved this treatment, and Consumers refunded $23 million to customers over a six-month period that began in January 2013.  Consumers recognized the remaining $12 million of the settlement as a reduction of maintenance and other operating expenses.  In March 2013, a party filed an appeal with the Michigan Court of Appeals to dispute the MPSC’s December 2012 order.

Renewable Energy Plan:  In January 2013, Consumers received a $69 million renewable energy grant for Lake Winds® Energy Park, which began operations in November 2012.  The grant was received from the U.S. Department of Treasury under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009.

As reflected in Consumers’ 2011 biennial renewable energy plan, which the MPSC approved in 2012, this grant reduces Consumers’ cost of complying with the renewable standards prescribed by the 2008 Energy Law and, accordingly, reduces the overall renewable energy surcharge to be collected from customers.  At June 30, 2013, Consumers had a $68 million regulatory liability recorded for the grant.  The regulatory liability will be amortized over the life of Lake Winds® Energy Park.

In May 2013, Consumers filed a revised renewable energy plan that reduced the size and cost of the Cross Winds® Energy Park.  In June 2013, the MPSC issued an order approving Consumers’ 2011 renewable cost reconciliation filing.  In July 2013, Consumers filed its 2012 renewable cost reconciliation and annual report.

Energy Optimization Plan:  In May 2013, Consumers filed its fourth annual report and reconciliation for its energy optimization plan, requesting approval of its energy optimization plan costs for 2012.  Consumers also requested approval to collect $17 million from customers as an incentive payment for exceeding statutory targets under both its gas and electric energy optimization plans during 2012.

CONSUMERS GAS UTILITY

Gas Revenue Decoupling Mechanism:  The MPSC’s 2009 order in Consumers’ gas rate case authorized Consumers to implement a gas revenue decoupling mechanism.  This mechanism, which the MPSC extended through April 2012 in its 2010 order in Consumers’ gas rate case, allowed Consumers to adjust future gas rates to the degree that actual average weather-adjusted sales per customer differed from the rate order.  This mechanism was not affected by a separate Michigan Court of Appeals decision on electric revenue decoupling.

In December 2012, the MPSC approved Consumers’ reconciliation of the gas revenue decoupling mechanism for the period June 2010 through May 2011 and authorized recovery of $16 million over a three-month period that began in February 2013.  Due to high customer deliveries during this three-month period, Consumers collected more than the amount authorized and, at June 30, 2013, had a regulatory liability of $5 million recorded for the amount to be refunded to customers.  In January 2013, ABATE filed an appeal with the Michigan Court of Appeals to dispute the MPSC’s conclusion that Consumers is eligible to recover the portion of the authorized recovery amount allocated to transport customers.

Consumers filed its final reconciliation of the gas revenue decoupling mechanism in August 2012, requesting recovery of $17 million from customers for the period June 2011 through April 2012.  At June 30, 2013, Consumers had a $17 million regulatory asset recorded for gas revenue decoupling for that period.

2:    CONTINGENCIES AND COMMITMENTS

CMS Energy and Consumers are involved in various matters that give rise to contingent liabilities.  Depending on the specific issues, the resolution of these contingencies could have a material effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.  In their disclosures of these matters, CMS Energy and Consumers provide an estimate of the possible loss or range of loss when such an estimate can be made.  Disclosures that state that CMS Energy or Consumers cannot predict the outcome of a matter indicate that they are unable to estimate a possible loss or range of loss for the matter.

CMS ENERGY CONTINGENCIES

Gas Index Price Reporting Investigation:  In 2002, CMS Energy notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices.  Although CMS Energy has not received any formal notification that the DOJ has completed its investigation, the DOJ’s last request for information occurred in 2003, and CMS Energy completed its response to this request in 2004.  CMS Energy is unable to predict the outcome of the DOJ investigation and what effect, if any, the investigation will have on CMS Energy.

Gas Index Price Reporting Litigation:  CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, have been named as defendants in various lawsuits arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information.  Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Kansas, Missouri, and Wisconsin.  The following provides more detail on the cases in which CMS Energy affiliates remain as parties:

•                 In 2005, CMS Energy, CMS MST, and CMS Field Services were named as defendants in a putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al.  The complaint alleges that during the putative class period, January 1, 2000 through October 31, 2002, the defendants engaged in a scheme to violate the Kansas Restraint of Trade Act.  The plaintiffs are seeking statutory full consideration damages consisting of the full consideration paid by plaintiffs for natural gas allegedly purchased from defendants.

•                 In 2007, a class action complaint, Heartland Regional Medical Center, et al. v. Oneok, Inc. et al., was filed as a putative class action in Missouri state court alleging violations of Missouri antitrust laws.  Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Missouri antitrust law in connection with their natural gas reporting activities.  Plaintiffs are seeking full consideration damages and treble damages.

•                 A class action complaint, Arandell Corp., et al. v. XCEL Energy Inc., et al., was filed in 2006 in Wisconsin state court on behalf of Wisconsin commercial entities that purchased natural gas between January 1, 2000 and October 31, 2002.  The defendants, including CMS Energy, CMS ERM, and Cantera Gas Company, are alleged to have violated Wisconsin’s antitrust statute.  The plaintiffs are seeking full consideration damages, plus exemplary damages and attorneys’ fees.

•                 Another class action complaint, Newpage Wisconsin System v. CMS ERM, et al., was filed in 2009 in circuit court in Wood County, Wisconsin, against CMS Energy, CMS ERM, Cantera Gas Company, and others.  The plaintiff is seeking full consideration damages, treble damages, costs, interest, and attorneys’ fees.

•                 In 2005, J.P. Morgan Trust Company, in its capacity as Trustee of the FLI Liquidating Trust, filed an action in Kansas state court against CMS Energy, CMS MST, CMS Field Services, and others.  The complaint alleges various claims under the Kansas Restraint of Trade Act.  The plaintiff is seeking statutory full consideration damages for its purchases of natural gas in 2000 and 2001.

After removal to federal court, all of the cases described above were transferred to the MDL.  In 2010, CMS Energy and Cantera Gas Company were dismissed from the Newpage case.  In 2011, all claims against remaining CMS Energy defendants in the MDL cases were dismissed based on FERC preemption.  Plaintiffs filed appeals in all of the cases.  The issues on appeal were whether the district court erred in dismissing the cases based on FERC preemption and denying the plaintiffs’ motions for leave to amend their complaints to add a federal Sherman Act antitrust claim.  The plaintiffs did not appeal the dismissal of CMS Energy as a defendant in these cases, but other CMS Energy entities remain as defendants.

In April 2013, the U.S. Court of Appeals for the Ninth Circuit reversed the MDL decision and remanded the case to the MDL judge for further proceedings.  The appellate court found that FERC preemption does not apply under the facts of these cases.  The Court affirmed the MDL court’s denial of leave to amend to add federal antitrust claims.

The joint defense group in these cases, of which CMS Energy defendants are members, plans to file a petition with the U.S. Supreme Court in an attempt to overturn the decision of the U.S. Court of Appeals for the Ninth Circuit.  The petition is due in August 2013.

These cases involve complex facts, a large number of similarly situated defendants with different factual positions, and multiple jurisdictions.  Presently, any estimate of liability would be highly speculative; the amount of CMS Energy’s possible loss would be based on widely varying models previously untested in this context.  If the outcome after appeals is unfavorable, these cases could have a material adverse impact on CMS Energy’s liquidity, financial condition, and results of operations.

Bay Harbor:  CMS Energy retained environmental remediation obligations for the collection and treatment of leachate, a liquid consisting of water and other substances, at Bay Harbor after selling its interests in the development in 2002.  Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site.  In 2012, CMS Energy and the MDEQ finalized an agreement that established the final remedies and the future release criteria at the site.  CMS Energy is in the process of completing all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit issued in 2010.  This permit requires renewal every five years.

Various claims have been brought against CMS Land or its affiliates, including CMS Energy, alleging environmental damage to property, loss of property value, insufficient disclosure of environmental matters, breach of agreement relating to access, or other matters.  In 2010, CMS Land and other parties received a demand for payment from the EPA in the amount of $7 million, plus interest, whereby the EPA is seeking recovery, as allowed under Superfund, of the EPA’s response costs incurred at the Bay Harbor site.  CMS Land has communicated to the EPA that it does not believe that this is a valid claim.

CMS Energy has recorded a cumulative charge related to Bay Harbor of $228 million, which includes accretion expense.  At June 30, 2013, CMS Energy had a recorded liability of $58 million for its remaining obligations.  CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs.  CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities at December 31, 2010.  The undiscounted amount of the remaining obligation is $77 million.  CMS Energy expects to pay $12 million in 2013, $4 million in each of 2014, 2015, 2016, and 2017, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.

CMS Energy’s estimate of response activity costs and the timing of expenditures could change if there are additional major changes in circumstances or assumptions, including but not limited to:

•                 a significant increase in the cost of the present long-term water disposal strategy;

•                 requirements to alter the present long-term water disposal strategy upon expiration of the NPDES permit if the MDEQ or EPA identify a more suitable alternative;

•                 an increase in the number of contamination areas;

•                 the nature and extent of contamination;

•                 delays in the receipt of requested permits;

•                 delays following the receipt of any requested permits due to legal appeals of third parties;

•                 unanticipated difficulties in meeting the technical commitments in the agreement with the MDEQ;

•                 additional or new legal or regulatory requirements; or

•                 new or different landowner claims.

Depending on the size of any indemnity obligation or liability under environmental laws, an adverse outcome of this matter could have a material adverse effect on CMS Energy’s liquidity and financial condition and could negatively affect CMS Energy’s financial results.  Although a liability for its present estimate of remaining response activity costs has been recorded, CMS Energy cannot predict the ultimate financial impact or outcome of this matter.

Equatorial Guinea Tax Claim:  In January 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea.  The government of Equatorial Guinea claims that CMS Energy owes $142 million in taxes, plus penalties and interest, in connection with the sale.  CMS Energy has concluded that the government’s tax claim is without merit.  The government of Equatorial Guinea indicated through a request for arbitration in October 2011 that it still intends to pursue its claim.  CMS Energy is vigorously contesting the claim, and cannot predict the financial impact or outcome of this matter.

CONSUMERS ELECTRIC UTILITY CONTINGENCIES

Electric Environmental Matters:  Consumers’ operations are subject to environmental laws and regulations.  Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.

Cleanup and Solid Waste:  Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA.  Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome.  Consumers estimates that its liability for NREPA sites will be between $4 million and $6 million.  At June 30, 2013, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability.

Consumers is a potentially responsible party at a number of contaminated sites administered under Superfund.  Superfund liability is joint and several.  In 2010, Consumers received official notification from the EPA that identified Consumers as a potentially responsible party for cleanup of PCBs at the Kalamazoo River Superfund site.  The notification claimed that the EPA has reason to believe that Consumers disposed of PCBs and arranged for the disposal and treatment of PCB-containing materials at portions of the site.  In April 2011, Consumers received a follow-up letter from the EPA requesting that Consumers agree to participate in a removal action plan along with several other companies for an area of lower Portage Creek, which is connected to the Kalamazoo River.  All parties, including Consumers, that were asked to participate in the removal action plan declined to accept liability.  In August 2011, the EPA announced that it would proceed with the removal action plan and would continue to pursue potentially responsible parties to perform or pay for some or all of the work.  Until further information is received from the EPA, Consumers is unable to estimate a range of potential liability for cleanup of the river.

Based on its experience, Consumers estimates that its share of the total liability for other known Superfund sites will be between $2 million and $8 million.  Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability.  At June 30, 2013, Consumers had a recorded liability of $2 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable Superfund liability.

The timing of payments related to Consumers’ remediation and other response activities at its Superfund and NREPA sites is uncertain.  Consumers periodically reviews these cost estimates.  Any significant change in the underlying assumptions, such as an increase in the number of sites, different remediation techniques, the nature and extent of contamination, and legal and regulatory requirements, could affect its estimates of NREPA and Superfund liability.

Ludington PCB:  In 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout, and sealant materials at Ludington.  Consumers removed and replaced part of the PCB material with non-PCB material.  Consumers has had several communications with the EPA regarding this matter.  Consumers is not able to predict when the EPA will issue a final ruling and cannot predict the financial impact or outcome of this matter.

Electric Utility Plant Air Permit Issues and Notices of Violation:  In 2007, Consumers received an NOV/FOV from the EPA alleging that fourteen utility boilers exceeded the visible emission limits in their associated air permits.  Consumers has responded formally to the NOV/FOV denying the allegations.  In addition, in 2008, Consumers received an NOV for three of its coal-fueled facilities alleging, among other things, violations of NSR PSD regulations relating to ten projects from 1986 to 1998 allegedly subject to review under the NSR.  The EPA has alleged that some utilities have classified incorrectly major plant modifications as RMRR rather than seeking permits from the EPA or state regulatory agencies to modify their plants.  Consumers responded to the information requests from the EPA on this subject in the past.  Consumers believes that it has properly interpreted the requirements of RMRR.

Consumers is engaged in discussions with the EPA on all of these matters.  Depending upon the outcome of these discussions, the EPA could bring legal action against Consumers and/or Consumers could be required to install additional pollution control equipment at some or all of its coal-fueled electric generating plants, surrender emission allowances, engage in Environmental Mitigation Projects, and/or pay fines.  Additionally, Consumers would need to assess the viability of continuing operations at certain plants.  The potential costs relating to these matters could be material.  Consumers expects that it would be able to recover some or all of the costs in rates, consistent with the recovery of other reasonable costs of complying with environmental laws and regulations, but cannot reasonably estimate the extent of cost recovery.  Although Consumers cannot predict the financial impact or outcome of the entirety of these discussions, it does not expect any future loss from civil penalties and/or Environmental Mitigation Projects to be material.

Nuclear Matters:  The matters discussed in this section relate to Consumers’ previously owned nuclear generating plants.  Consumers no longer owns or operates any nuclear generating facilities.

Consumers filed a complaint in 2002 for damages resulting from the DOE’s failure to accept spent nuclear fuel from Palisades and Big Rock.  In 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million.  As part of this agreement, Consumers also settled its liability to the DOE to fund the disposal of spent nuclear fuel used at Palisades and Big Rock before 1983.  In December 2012, the MPSC issued an order establishing the regulatory treatment of the settlement amount.  In this order, the MPSC also relieved Consumers of its obligation to establish an independent trust fund for the amount that was payable to the DOE prior to the settlement.  In March 2013, a party in this case filed an appeal with the Michigan Court of Appeals to dispute the December 2012 MPSC order.  For further information, see Note 1, Regulatory Matters.

Renewable Energy Matters:  In April 2013, a group of landowners filed a lawsuit alleging, among other things, personal injury and loss of property value and land use as a result of the operations of Lake Winds® Energy Park.  Consumers cannot predict the ultimate financial impact or outcome of this matter.

CONSUMERS GAS UTILITY CONTINGENCIES

Gas Environmental Matters:  Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA.  These sites include 23 former MGP facilities.  Consumers operated the facilities on these sites for some part of their operating lives.  For some of these sites, Consumers has no present ownership interest or may own only a portion of the original site.

At June 30, 2013, Consumers had a recorded liability of $121 million for its remaining obligations for these sites.  This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent.  Consumers based the discount rate on the interest rate for 20-year U.S. Treasury securities at December 31, 2011.  The undiscounted amount of the remaining obligation is $130 million.  Consumers expects to incur remediation and other response activity costs in 2013 and in each of the next four years as follows:

				In Millions
	2013	2014	2015	2016	2017
Consumers
Remediation and other response activity costs	$9	$9	$16	$10	$9

Consumers periodically reviews these cost estimates.  Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period.  At June 30, 2013, Consumers had a regulatory asset of $151 million related to the MGP sites.

CONSUMERS OTHER CONTINGENCIES

Other Environmental Matters:  Consumers initiated preliminary investigations during 2012 at a number of potentially contaminated sites it presently owns with the intention of determining whether any contamination exists and the extent of any identified contamination.  The sites being investigated include combustion turbine sites, generating sites, compressor stations, and above-ground fuel storage tanks.  Consumers will continue its preliminary investigations at potentially contaminated sites through 2013.  Consumers cannot predict an outcome at this stage of the investigations.

GUARANTEES

Presented in the following table are CMS Energy’s and Consumers’ guarantees at June 30, 2013:

					In Millions
			Maximum		Carrying
Guarantee Description	Issue Date	Expiration Date	Obligation		Amount
CMS Energy, including Consumers
Indemnity obligations from asset sales and other agreements	Various	Various through September 2029	$482	[1]	$15
Guarantees	Various	Various through March 2021	57		1
Consumers
Indemnity obligations and other guarantees	Various	Various through September 2029	$30		$1

1   The majority of this amount arises from stock and asset sale agreements under which CMS Energy or a subsidiary of CMS Energy, other than Consumers, indemnified the purchaser for losses resulting from various matters, including claims related to tax disputes, claims related to power purchase agreements, and defects in title to the assets or stock sold to the purchaser by CMS Energy subsidiaries.  Except for items described elsewhere in this Note, CMS Energy believes the likelihood of material loss to be remote for the indemnity obligations not recorded as liabilities.

Presented in the following table is additional information regarding CMS Energy’s and Consumers’ guarantees:

Guarantee Description	How Guarantee Arose	Events That Would Require Performance
CMS Energy, including Consumers
Indemnity obligations from asset sales and other	Stock and asset sale	Findings of misrepresentation,
agreements	agreements	breach of warranties, tax claims, and
other specific events or
circumstances

Guarantees	Normal operating	Nonperformance or non-payment by a
	activity	subsidiary under a related contract
Consumers
Indemnity obligations and other guarantees	Normal operating	Nonperformance or claims made by a third
	activity	party under a related contract

CMS Energy, Consumers, and certain other subsidiaries of CMS Energy also enter into various agreements containing tax and other indemnity provisions for which they are unable to estimate the maximum potential obligation.  These factors include unspecified exposure under certain agreements.  CMS Energy and Consumers consider the likelihood that they would be required to perform or incur substantial losses related to these indemnities to be remote.

OTHER CONTINGENCIES

Other:  In addition to the matters disclosed in this Note and Note 1, Regulatory Matters, there are certain other lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties.  These other lawsuits and proceedings may involve personal injury, property damage, contracts, environmental matters, federal and state taxes, rates, licensing, employment, and other matters.  Further, CMS Energy and Consumers occasionally self-report certain regulatory non-compliance matters that may or may not eventually result in administrative proceedings.  CMS Energy and Consumers believe that the outcome of any one of these proceedings will not have a material adverse effect on their consolidated results of operations, financial condition, or liquidity.

3:               FINANCINGS AND CAPITALIZATION

Presented in the following table is a summary of major long-term debt transactions during the six months ended June 30, 2013:

	Principal		Issue/Retirement
	(In Millions)	Interest Rate	Date	Maturity Date
Debt issuances
CMS Energy
Senior notes[1]	$250	4.70%	March 2013	March 2043
Total CMS Energy parent	$250
Consumers
FMB	$425	3.95%	May 2013	May 2043
Total Consumers	$425
Total debt issuances	$675
Debt retirements
Consumers
FMB	$200	6.00%	June 2013	February 2014
FMB	225	5.00	June 2013	March 2015
Total Consumers	$425
Total debt retirements	$425

1 CMS Energy plans to use these proceeds to retire all $250 million of CMS Energy’s 2.75 percent senior notes due May 2014.

Revolving Credit Facilities:  The following secured revolving credit facilities with banks were available at June 30, 2013:

				In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy
December 21, 2017[1]	$550	$-	$2	$548
Consumers
December 21, 2017[2]	$500	$-	$2	$498
April 18, 2017[2]	150	-	-	150
September 9, 2014[2]	30	-	30	-

1 Obligations under this facility are secured by Consumers common stock.

2 Obligations under this facility are secured by FMBs of Consumers.

Short-term Borrowings:  Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements.  These transactions are accounted for as short-term secured borrowings.  At June 30, 2013, $250 million of accounts receivable were eligible for transfer.  During the six months ended June 30, 2013, Consumers’ average short-term borrowings totaled $10 million, with a weighted-average annual interest rate of 0.94 percent.

Contingently Convertible Securities:  Presented in the following table are the significant terms of CMS Energy’s contingently convertible securities at June 30, 2013:

Security	Maturity	Outstanding (In Millions)	Adjusted Conversion Price	Adjusted Trigger Price
5.50% senior notes	2029	$ 172	$ 13.74	$ 17.86

During 20 of the last 30 trading days ended June 30, 2013, the adjusted trigger-price contingencies were met for the contingently convertible senior notes, and as a result, the senior notes are convertible at the option of the note holders for the three months ending September 30, 2013.  The senior notes, if converted, require CMS Energy to pay cash up to the principal amount of the securities.  Any conversion value in excess of the principal amount can be paid in cash or in shares of CMS Energy’s common stock, at the election of CMS Energy.

Dividend Restrictions:  Under provisions of the Michigan Business Corporation Act, at June 30, 2013, payment of common stock dividends by CMS Energy was limited to $3.3 billion.

Under the provisions of its articles of incorporation, at June 30, 2013, Consumers had $603 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy.  Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings.  Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings.  Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.

For the six months ended June 30, 2013, CMS Energy received $194 million of common stock dividends from Consumers.

Issuance of Common Stock:  CMS Energy has entered into two continuous equity offering programs permitting it to sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $50 million per program.

Presented in the following table are the transactions that CMS Energy entered into under the first program:

	Number of	Average	Proceeds
	Shares Issued	Price per Share	(In Millions)
June 2011	762,925	$ 19.66	$ 15
June 2012	650,235	23.07	15
March 2013	735,873	27.18	20
Total	2,149,033	$ 23.27	$ 50

In April 2013, CMS Energy entered into the second continuous equity offering program, but has not yet issued any equity under this program.

Preferred Stock: In May 2013, Consumers gave notice of the mandatory redemption of all of its $4.16 preferred stock.  Holders of record as of June 3, 2013 received a redemption price of $103.25 per share, payable July 1, 2013, which represented an aggregate redemption price of $7 million paid to redeem the 68,451 outstanding shares.

4:               FAIR VALUE MEASUREMENTS

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  When measuring fair value, CMS Energy and Consumers are required to incorporate all assumptions that market participants would use in pricing an asset or liability, including assumptions about risk.  A fair value hierarchy prioritizes inputs used to measure fair value according to their observability in the market.  The three levels of the fair value hierarchy are as follows:

•                 Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•                 Level 2 inputs are observable, market-based inputs, other than Level 1 prices.  Level 2 inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices in inactive markets, and inputs derived from or corroborated by observable market data.

•                 Level 3 inputs are unobservable inputs that reflect CMS Energy’s or Consumers’ own assumptions about how market participants would value their assets and liabilities.

To the extent possible, CMS Energy and Consumers use quoted market prices or other observable market pricing data in valuing assets and liabilities measured at fair value.  If this information is unavailable, they use market-corroborated data or reasonable estimates about market participant assumptions.  CMS Energy and Consumers classify fair value measurements within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement in its entirety.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities, by level within the fair value hierarchy, recorded at fair value on a recurring basis:

					In Millions
	June 30, 2013				December 31, 2012
		Level				Level
	Total	1	2	3	Total	1	2	3
CMS Energy, including Consumers
Assets
Cash equivalents	$339	$339	$-	$-	$53	$53	$-	$-
Restricted cash equivalents	13	13	-	-	14	14	-	-
Nonqualified deferred compensation plan assets	5	5	-	-	5	5	-	-
DB SERP
Cash equivalents	1	1	-	-	2	2	-	-
Mutual funds	137	137	-	-	126	126	-	-
Derivative instruments
Commodity contracts	12	-	2	10	3	-	-	3
Total	$507	$495	$2	$10	$203	$200	$-	$3
Liabilities
Nonqualified deferred compensation plan liabilities	$5	$5	$-	$-	$5	$5	$-	$-
Derivative instruments
Commodity contracts	4	-	2	2	4	-	3	1
Total	$9	$5	$2	$2	$9	$5	$3	$1
Consumers
Assets
Cash equivalents	$186	$186	$-	$-	$-	$-	$-	$-
Restricted cash equivalents	13	13	-	-	13	13	-	-
CMS Energy common stock	30	30	-	-	32	32	-	-
Nonqualified deferred compensation plan assets	4	4	-	-	4	4	-	-
DB SERP
Cash equivalents	1	1	-	-	1	1	-	-
Mutual funds	96	96	-	-	85	85	-	-
Derivative instruments
Commodity contracts	10	-	-	10	2	-	-	2
Total	$340	$330	$-	$10	$137	$135	$-	$2
Liabilities
Nonqualified deferred compensation plan liabilities	$4	$4	$-	$-	$4	$4	$-	$-
Total	$4	$4	$-	$-	$4	$4	$-	$-

Cash Equivalents:  Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity.  Short-term debt instruments classified as cash equivalents or restricted cash equivalents on the consolidated balance sheets are not included since they are recorded at amortized cost.

Nonqualified Deferred Compensation Plan Assets and Liabilities:  The nonqualified deferred compensation plan assets consist of mutual funds, which are valued using the daily quoted NAVs that are publicly available and are the basis for transactions to buy or sell shares in each fund.  CMS Energy and Consumers value their nonqualified deferred compensation plan liabilities based on the fair values of the plan assets, as they reflect what is owed to the plan participants in accordance with their investment elections.  CMS Energy and Consumers report the assets in other non-current assets and the liabilities in other non-current liabilities on their consolidated balance sheets.

DB SERP Assets:  CMS Energy and Consumers value their DB SERP assets using a market approach that incorporates quoted market prices.  The DB SERP cash equivalents consist of a money market fund with daily liquidity.  The DB SERP invests in mutual funds that hold primarily fixed-income instruments of varying maturities.  In order to meet their investment objectives, the funds hold investment-grade debt securities, and may invest a portion of their assets in high-yield securities, foreign debt, and derivative instruments.  CMS Energy and Consumers value these funds using the daily quoted NAVs that are publicly available and are the basis for transactions to buy or sell shares in each fund.  CMS Energy and Consumers report their DB SERP assets in other non-current assets on their consolidated balance sheets.  For additional details about DB SERP securities, see Note 5, Financial Instruments.

Derivative Instruments:  CMS Energy and Consumers value their derivative instruments using either a market approach that incorporates information from market transactions, or an income approach that discounts future expected cash flows to a present value amount.  CMS Energy values its exchange-traded derivative contracts based on Level 1 quoted prices and values other derivatives using Level 2 inputs, including commodity forward prices and credit risk factors.  CMS Energy and Consumers have classified certain derivatives as Level 3 since the fair value measurements incorporate assumptions that cannot be observed or confirmed through market transactions.

The most significant derivatives classified as Level 3 are FTRs held by Consumers.  Consumers uses FTRs to manage price risk related to electricity transmission congestion.  An FTR is a financial instrument that entitles its holder to receive compensation or requires its holder to remit payment for congestion-related transmission charges.  FTRs are accounted for as derivatives.  Under regulatory accounting, all changes in fair value associated with FTRs are deferred as regulatory assets or liabilities until the instruments are settled.  Due to the lack of quoted pricing information, Consumers determines the fair value of its FTRs based on Consumers’ average historical settlements.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS USING SIGNIFICANT LEVEL 3 INPUTS

The largest change in the fair values of Level 3 assets and liabilities at CMS Energy and Consumers during the three and six months ended June 30, 2013 and 2012 was attributable to the FTRs.

5:               FINANCIAL INSTRUMENTS

Presented in the following table are the carrying amounts and fair values, by level within the fair value hierarchy, of CMS Energy’s and Consumers’ financial instruments that are not recorded at fair value.  The table does not include information on cash, cash equivalents, short-term accounts and notes receivable, short-term investments, and current liabilities since the carrying amounts of these items approximate their fair values because of their short-term nature.  For information about assets and liabilities recorded at fair value and for additional details regarding the fair value hierarchy, see Note 4, Fair Value Measurements.

									In Millions

	June 30, 2013					December 31, 2012
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers

Securities held to maturity	$10	$10	$-	$10	$-	$9	$10	$-	$10	$-
Notes receivable[1]	543	582	-	-	582	544	581	-	-	581
Long-term debt[2]	7,432	8,278	-	7,295	983	7,229	8,347	-	7,321	1,026
Consumers
Long-term debt[3]	$4,318	$4,731	$-	$3,748	$983	$4,338	$5,015	$-	$3,989	$1,026

1 Includes current portion of notes receivable of $50 million at June 30, 2013 and $40 million at December 31, 2012.

2 Includes current portion of long-term debt of $737 million at June 30, 2013 and $519 million at December 31, 2012.

3 Includes current portion of long-term debt of $42 million at June 30, 2013 and $41 million at December 31, 2012.

Notes receivable consist of EnerBank’s fixed-rate installment loans.  EnerBank estimates the fair value of these loans using a discounted cash flows technique that incorporates market interest rates as well as assumptions about the remaining life of the loans and credit risk.

CMS Energy and Consumers estimate the fair value of their long-term debt using quoted prices from market trades of the debt, if available.  In the absence of quoted prices, CMS Energy and Consumers calculate market yields and prices for the debt using a matrix method that incorporates market data for similarly rated debt.  Depending on the information available, other valuation techniques and models may be used that rely on assumptions that cannot be observed or confirmed through market transactions.  CMS Energy includes the value of the conversion features in estimating the fair value of its convertible debt, and incorporates, as appropriate, information on the market prices of CMS Energy common stock.

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt.  At June 30, 2013 and December 31, 2012, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements.  This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

In Millions
	June 30, 2013				December 31, 2012
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$138	$-	$1	$137	$123	$3	$-	$126
Held to maturity
Debt securities	10	-	-	10	9	1	-	10
Consumers
Available for sale
DB SERP
Mutual funds	$96	$-	$-	$96	$83	$2	$-	$85
CMS Energy common stock	5	25	-	30	6	26	-	32

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities.  During the six months ended June 30, 2013, CMS Energy contributed $16 million to the DB SERP, which included a contribution of $13 million by Consumers.  The contributions were used to acquire additional shares in the mutual funds.  Debt securities classified as held to maturity consist primarily of mortgage-backed securities held by EnerBank.

Consumers recognized gains of $4 million in January 2013 and $5 million in January 2012 from transferring shares of CMS Energy common stock to a related charitable foundation.  The gains reflected the excess of fair value over cost of the stock donated and were included in income.

6:               NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

In Millions
	June 30, 2013	December 31, 2012
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$50	$40
Other	26	1
Non-current
EnerBank notes receivable, net of allowance for loan losses	493	504
Other	-	16
Total notes receivable	$569	$561
Consumers
Current
Other	$25	$-
Non-current
Other	-	16
Total notes receivable	$25	$16

EnerBank notes receivable are unsecured consumer installment loans for financing home improvements.

The allowance for loan losses is a valuation allowance to reflect estimated credit losses.  The allowance is increased by the provision for loan losses and decreased by loan charge-offs net of recoveries.  Management estimates the allowance balance required by taking into consideration historical loan loss experience, the nature and volume of the portfolio, economic conditions, and other factors.  Loan losses are charged against the allowance when the loss is confirmed, but no later than the point at which a loan becomes 120 days past due.

Presented in the following table are the changes in the allowance for loan losses:

				In Millions
	Three Months Ended		Six Months Ended
June 30	2013	2012	2013	2012
Balance at beginning of period	$5	$5	$5	$5
Charge-offs	(2)	(1)	(3)	(2)
Recoveries	1	-	1	-
Provision for loan losses	1	1	2	2
Balance at end of period	$5	$5	$5	$5

Loans that are 30 days or more past due are considered delinquent.  The balance of EnerBank’s delinquent consumer loans was $2 million at June 30, 2013 and $3 million at December 31, 2012.

At June 30, 2013 and December 31, 2012, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

7:               RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.

Presented in the following tables are the costs incurred in CMS Energy’s and Consumers’ retirement benefits plans:

			In Millions
	Pension
	Three Months Ended		Six Months Ended
June 30	2013	2012	2013	2012
CMS Energy, including Consumers
Net periodic pension cost
Service cost	$14	$12	$27	$24
Interest expense	23	25	47	50
Expected return on plan assets	(32)	(32)	(64)	(63)
Amortization of:
Net loss	24	19	48	38
Prior service cost	1	2	2	3
Net periodic pension cost	$30	$26	$60	$52
Consumers
Net periodic pension cost
Service cost	$13	$11	$26	$23
Interest expense	23	24	46	48
Expected return on plan assets	(32)	(31)	(63)	(61)
Amortization of:
Net loss	24	19	47	37
Prior service cost	1	2	2	3
Net periodic pension cost	$29	$25	$58	$50

			In Millions
	OPEB
	Three Months Ended		Six Months Ended
June 30	2013	2012	2013	2012
CMS Energy, including Consumers
Net periodic OPEB cost
Service cost	$9	$8	$18	$16
Interest expense	19	20	38	41
Expected return on plan assets	(19)	(16)	(38)	(33)
Amortization of:
Net loss	10	12	21	23
Prior service credit	(5)	(5)	(10)	(10)
Net periodic OPEB cost	$14	$19	$29	$37
Consumers
Net periodic OPEB cost
Service cost	$9	$8	$18	$16
Interest expense	18	20	36	40
Expected return on plan assets	(17)	(16)	(35)	(31)
Amortization of:
Net loss	10	12	21	23
Prior service credit	(5)	(5)	(10)	(10)
Net periodic OPEB cost	$15	$19	$30	$38

Effective July 1, 2013, CMS Energy and Consumers changed the Medicare drug program provided through their OPEB Plan from an employer-sponsored prescription drug plan with a retiree drug subsidy to an EGWP to begin on January 1, 2015.  Also effective July 1, 2013, the OPEB Plan incorporated certain benefit changes to begin on January 1, 2016.  Accordingly, CMS Energy and Consumers performed a remeasurement of the OPEB Plan as of July 1, 2013.  In addition, with the plan remeasurement, the discount rate used to measure the liability was increased from 4.4 percent at December 31, 2012 to 5.1 percent at July 1, 2013.  Assumptions regarding the expected long-term rate of return on plan assets and the health-care cost trend rate did not change from December 31, 2012 levels.

8:               EARNINGS PER SHARE – CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

		In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2013	2012	2013	2012
Income available to common stockholders
Income from continuing operations	$81	$101	$225	$161
Less income attributable to noncontrolling interests	1	1	1	1
Income from continuing operations available to common stockholders – basic and diluted	$80	$100	$224	$160
Average common shares outstanding
Weighted-average shares – basic	264.5	261.2	264.1	258.4
Add dilutive contingently convertible securities	6.4	5.9	6.2	8.3
Add dilutive non-vested stock awards	1.3	1.1	1.2	1.0
Weighted-average shares – diluted	272.2	268.2	271.5	267.7
Income from continuing operations per average common share available to common stockholders
Basic	$0.30	$0.38	$0.85	$0.61
Diluted	0.29	0.37	0.83	0.59

CONTINGENTLY CONVERTIBLE SECURITIES

When CMS Energy has earnings from continuing operations, its contingently convertible securities dilute EPS to the extent that the conversion value of a security, which is based on the average market price of CMS Energy common stock, exceeds the principal value of that security.

NON-VESTED STOCK AWARDS

CMS Energy’s non-vested stock awards are composed of participating and non-participating securities.  The participating securities accrue cash dividends when common stockholders receive dividends.  Since the recipient is not required to return the dividends to CMS Energy if the recipient forfeits the award, the non-vested stock awards are considered participating securities.  As such, the participating non-vested stock awards were included in the computation of basic EPS.  The non-participating securities accrue stock dividends that vest concurrently with the stock award.  If the recipient forfeits the award, the stock dividends accrued on the non-participating securities are also forfeited.  Accordingly, the non-participating awards and stock dividends were included in the computation of diluted EPS, but not basic EPS.

9:               REPORTABLE SEGMENTS

Reportable segments consist of business units defined by the products and services they offer.  CMS Energy and Consumers evaluate the performance of each segment based on its contribution to net income available to CMS Energy’s common stockholders.  The reportable segments for CMS Energy and Consumers are:

CMS Energy:

•                 electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•                 gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan;

•                 enterprises, consisting of various subsidiaries engaging primarily in domestic independent power production; and

•                 other, including EnerBank, corporate interest and other expenses, and discontinued operations.

Consumers:

•                 electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•                 gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and

•                 other, including a consolidated special-purpose entity for the sale of accounts receivable.

Presented in the following tables is financial information by reportable segment:

				In Millions
	Three Months Ended		Six Months Ended
June 30	2013	2012	2013	2012
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,026	$998	$1,987	$1,834
Gas utility	316	284	1,274	1,123
Enterprises	48	38	92	92
Other	16	13	32	27
Total operating revenue – CMS Energy	$1,406	$1,333	$3,385	$3,076
Consumers
Operating revenue
Electric utility	$1,026	$998	$1,987	$1,834
Gas utility	316	284	1,274	1,123
Total operating revenue – Consumers	$1,342	$1,282	$3,261	$2,957
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$93	$111	$159	$132
Gas utility	5	9	101	64
Enterprises	1	(1)	5	4
Other	(19)	(19)	(41)	(33)
Total net income available to common stockholders – CMS Energy	$80	$100	$224	$167
Consumers
Net income available to common stockholder
Electric utility	$93	$111	$159	$132
Gas utility	5	9	101	64
Other	1	1	1	1
Total net income available to common stockholder – Consumers	$99	$121	$261	$197

		In Millions
	June 30, 2013	December 31, 2012
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility	$11,275	$11,041
Gas utility	4,661	4,400
Enterprises	112	113
Other	38	38
Total plant, property, and equipment, gross – CMS Energy	$16,086	$15,592
Consumers
Plant, property, and equipment, gross
Electric utility	$11,275	$11,041
Gas utility	4,661	4,400
Other	15	15
Total plant, property, and equipment, gross – Consumers	$15,951	$15,456
CMS Energy, including Consumers
Total assets
Electric utility[1]	$10,769	$10,423
Gas utility[1]	4,922	5,016
Enterprises	180	181
Other	1,558	1,511
Total assets – CMS Energy	$17,429	$17,131
Consumers
Total assets
Electric utility[1]	$10,769	$10,423
Gas utility[1]	4,922	5,016
Other	718	836
Total assets – Consumers	$16,409	$16,275

1 Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to market risk as previously disclosed in Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2012 Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CMS Energy and Consumers are parties to various lawsuits and regulatory matters in the ordinary course of business.  For information regarding material legal proceedings, including updates to information reported under Part I – Item 3. Legal Proceedings, of the 2012 Form 10-K, see Part I – Item 1. Consolidated Financial Statements (Unaudited) – Notes to the Unaudited Consolidated Financial Statements – Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors as previously disclosed in Part I – Item 1A. Risk Factors, in the 2012 Form 10-K, which Risk Factors are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        Unregistered Sales of Equity Securities

None.

(c)        Issuer Repurchases of Equity Securities

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended June 30, 2013:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under Publicly
	of Shares	Price Paid	Announced Plans or	Announced Plans or
Period	Purchased[1]	per Share	Programs	Programs
April 1, 2013 to	1	$27.80	-	-
April 30, 2013
May 1, 2013 to
May 31, 2013	55,050	28.81	-	-
June 1, 2013 to
June 30, 2013	-	-	-	-
Total	55,051	$28.81	-	-

1 Common shares were purchased to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the Performance Incentive Stock Plan.  The value of shares repurchased is based on the market price on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The agreements included as exhibits to this Form 10-Q filing are included solely to provide information regarding the terms of the agreements and are not intended to provide any other factual or disclosure information about CMS Energy, Consumers, or other parties to the agreements.  The agreements may contain representations and warranties made by each of the parties to each of the agreements that were made exclusively for the benefit of the parties involved in each of the agreements and should not be treated as statements of fact.  The representations and warranties were made as a way to allocate risk if one or more of those statements prove to be incorrect.  The statements were qualified by disclosures of the parties to each of the agreements that may not be reflected in each of the agreements.  The agreements may apply standards of materiality that are different than standards applied to other investors.  Additionally, the statements were made as of the date of the agreements or as specified in the agreements and have not been updated.  The representations and warranties may not describe the actual state of affairs of the parties to each agreement.

Additional information about CMS Energy and Consumers may be found in this filing, at www.cmsenergy.com, at www.consumersenergy.com, and through the SEC’s website at www.sec.gov.

Exhibits		Description
4.1	—	121st Supplemental Indenture dated as of May 17, 2013 between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed May 17, 2013 and incorporated herein by reference)
10.1	—	$500 million Second Amended and Restated Revolving Credit Agreement dated as of May 23, 2013 among Consumers, the Banks, as defined therein, and JPMorgan Chase Bank, N.A., as Agent
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[1]	—	XBRL Instance Document
101.SCH[1]	—	XBRL Taxonomy Extension Schema
101.CAL[1]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[1]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[1]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[1]	—	XBRL Taxonomy Extension Presentation Linkbase

1 The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION
(Registrant)

Dated: July 25, 2013	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

CONSUMERS ENERGY COMPANY
(Registrant)

Dated: July 25, 2013	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

EXHIBITS

CMS ENERGY’S AND CONSUMERS’ EXHIBIT INDEX

Exhibits		Description
10.1	—	$500 million Second Amended and Restated Revolving Credit Agreement dated as of May 23, 2013 among Consumers, the Banks, as defined therein, and JPMorgan Chase Bank, N.A., as Agent
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[1]	—	XBRL Instance Document
101.SCH[1]	—	XBRL Taxonomy Extension Schema
101.CAL[1]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[1]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[1]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[1]	—	XBRL Taxonomy Extension Presentation Linkbase

1 The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”