Form 10-Q
period 2013-09-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2013-10-24
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 4, 2013:

CMS Energy Corporation:

CMS Energy Common Stock, $0.01 par value
(including 1,091,320 shares owned by Consumers Energy Company)	267,090,832

Consumers Energy Company:

Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended

September 30, 2013

(This page intentionally left blank)

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2008 Energy Law	Comprehensive energy reform package enacted in Michigan in 2008

2012 Form 10-K	Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2012

ABATE	Association of Businesses Advocating Tariff Equity

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan, in which CMS Energy sold its interest in 2002

bcf	Billion cubic feet

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company, formerly known as CMS Field Services

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CCR	Coal combustion residual

CEO	Chief Executive Officer

CFO	Chief Financial Officer

Clean Air Act	Federal Clean Air Act of 1963, as amended

Clean Water Act	Federal Water Pollution Control Act of 1972, as amended

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly known as CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM in 2004

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy

CSAPR	The Cross-State Air Pollution Rule

DB SERP	Defined Benefit Supplemental Executive Retirement Plan

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice

DTE Electric	DTE Electric Company, a non-affiliated company

EBITDA	Earnings before interest, taxes, depreciation, and amortization

EGWP	Employer Group Waiver Plan

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

Environmental Mitigation Projects	Environmentally beneficial projects that a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

fine particulate matter	Particulate matter that is 2.5 microns or less in diameter

FLI Liquidating Trust	Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non-affiliated entity

FMB	First mortgage bond

FOV	Finding of Violation

FTR	Financial transmission right

GAAP	U.S. Generally Accepted Accounting Principles

GCR	Gas cost recovery

Health Care Acts	Comprehensive health care reform enacted in March 2010, comprising the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act

ISFSI	Independent spent fuel storage installation

kWh	Kilowatt-hour, a unit of energy equal to one thousand watt-hours

Ludington	Ludington pumped-storage plant, jointly owned by Consumers and DTE Electric

MACT	Maximum Achievable Control Technology, which is the emission control that is achieved in practice by the best-controlled similar source

MATS	Mercury and Air Toxics Standards, which limit mercury, acid gases, and other toxic pollution from coal-fueled and oil-fueled power plants

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDEQ	Michigan Department of Environmental Quality

MDL	A pending multi-district litigation case in Nevada

MGP	Manufactured gas plant

Michigan Business Corporation Act	Michigan Business Corporation Act of 1972, as amended

Michigan Mercury Rule	Michigan Air Pollution Control Rules, Part 15, Emission Limitations and Prohibitions – Mercury, addressing mercury emissions from coal-fueled electric generating units

MISO	The Midcontinent Independent System Operator, Inc.

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

NOV	Notice of Violation

NPDES	National Pollutant Discharge Elimination System, a permit system for regulating point sources of pollution under the Clean Water Act

NREPA	Part 201 of Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation

NSR	New Source Review, a construction-permitting program under the Clean Air Act

NYMEX	The New York Mercantile Exchange

OPEB	Other Post-Employment Benefits

OPEB Plan	Defined benefit postretirement health-care and life insurance plans of CMS Energy, Consumers, and Panhandle

Palisades	Palisades nuclear power plant, sold by Consumers to Entergy in 2007

Panhandle	Panhandle Eastern Pipe Line Company, a former wholly owned subsidiary of CMS Gas Transmission

PCB	Polychlorinated biphenyl

Pension Plan	Trusteed, non-contributory, defined benefit pension plan of CMS Energy, Consumers, and Panhandle

PSCR	Power supply cost recovery

PSD	Prevention of Significant Deterioration

REC	Renewable energy credit established under the 2008 Energy Law

ReliabilityFirst Corporation	ReliabilityFirst Corporation, a non-affiliated company responsible for the preservation and enhancement of bulk power system reliability and security

Renewable Operating Permit	Michigan’s Title V permitting program under the Clean Air Act

RMRR	Routine maintenance, repair, and replacement

ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to a Michigan statute enacted in 2000

SEC	U.S. Securities and Exchange Commission

Sherman Act	Sherman Antitrust Act of 1890

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

•                 potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities;

•                 changes in the performance of or regulations applicable to MISO, Michigan Electric Transmission Company, pipelines, railroads, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers;

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

•                 national, regional, and local economic, competitive, and regulatory policies, conditions, and developments, including municipal bankruptcy filings;

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

CMS Energy’s business strategy emphasizes the key elements depicted below:

Accountability is part of CMS Energy’s corporate culture.  CMS Energy is committed to making the right choices to serve its customers safely and affordably and to acting responsibly as a corporate citizen.  CMS Energy holds itself accountable to the highest standards of safety, operational performance, and ethical behavior, and works diligently to comply with all laws, rules, and regulations that govern the electric and gas industry.

In October 2013, Consumers Energy released its first-ever accountability report.  The report provides an overview of Consumers’ efforts to continue meeting Michigan’s energy needs safely and efficiently, and highlights Consumers’ commitment to Michigan businesses, its corporate citizenship, and its role in reducing the state’s air emissions.

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

CUSTOMER VALUE

Consumers is undertaking a number of initiatives that reflect its intensified customer focus.  Consumers’ planned investments in reliability are aimed at improving safety, reducing customer outage frequency, reducing repetitive outages, and increasing customer satisfaction.  Also, in order to minimize increases in customer rates, Consumers has undertaken several initiatives to reduce costs through a voluntary separation plan in 2012, accelerated pension funding, employee and retiree health-care cost sharing, negotiated labor agreements, information system efficiencies, and productivity improvement programs.  Consumers has also filed certain applications with the MPSC that, if approved, are expected to result in cost savings for customers.  These initiatives, together with Consumers’ plans to accelerate further cost reductions, should allow Consumers to avoid increasing electric and gas base rates through 2014.  Consumers may reconsider this expectation should its assumptions change regarding the economy or other matters.

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

Among the key components of Consumers’ investment program are projects that will enhance customer value.  Consumers’ planned base capital investments of $3.5 billion comprise $2.1 billion of electric utility projects to improve reliability and increase capacity and $1.4 billion of gas utility projects to increase capacity and deliverability and enhance pipeline integrity.  An additional $1.4 billion of planned reliability investments at Consumers are aimed at reducing outages and improving customer satisfaction; these investments comprise $0.6 billion at the electric utility to strengthen circuits and substations, replace poles, and upgrade the Ludington pumped-storage plant, and $0.8 billion at the gas utility to replace mains and enhance transmission and storage systems.  Consumers also expects to spend $1.0 billion on environmental investments needed to comply with state and federal laws and regulations.

In December 2012, Consumers announced plans to build a 700-MW gas-fueled electric generating plant at its Thetford complex in Genesee County, Michigan.  In July 2013, Consumers received an air permit for the proposed plant from the MDEQ and, as allowed under the 2008 Energy Law, filed for approval of a certificate of necessity with the MPSC.  Construction of the plant, at an estimated cost of $750 million, is contingent upon obtaining the certificate of necessity and environmental permits.  Consumers expects that the plant would be operational in 2017.

While Consumers continues to move ahead with its plans to build a new gas-fueled electric generating plant, it also issued a solicitation in September 2013 seeking offers from owners of existing gas-fueled electric generating plants located in Michigan’s Lower Peninsula to sell their plants to Consumers.  The purchase by Consumers of one or more existing plants could represent a cost-effective alternative to building a new plant.

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

REGULATION

Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC.  In July 2013, Michigan Governor Rick Snyder appointed Sally Talberg to serve on the three-member MPSC for a six-year term, replacing Orjiakor Isiogu.  Ms. Talberg has served in various energy-related consulting, management, and public service roles during her career.  She represents political independents on the Commission.  Other important regulatory events and developments are summarized below.

•                 Electric Rate Case:  Consumers filed a general electric rate case with the MPSC in September 2012, seeking an annual rate increase of $148 million.  In March 2013, Consumers self-implemented an annual rate increase of $110 million, subject to refund with interest.  The MPSC approved a partial settlement agreement in May 2013, authorizing an annual rate increase of $89 million, based on a 10.3 percent authorized rate of return on equity.  Consumers filed an application in July 2013 requesting that the MPSC find that total revenues collected during self-implementation did not exceed those that would have been collected under final rates and that no refund would be required.

•                 Gas Rate Case:  In February 2013, Consumers filed an application with the MPSC seeking an annual rate increase of $49 million, based on a 10.5 percent authorized return on equity.  The filing requested authority to recover new investments in customer reliability, deliverability, safety, and system enhancements, and sought approval of several rate adjustment mechanisms.  Subsequent to this filing, Consumers’ projection of non-fuel costs decreased.  As a result, in June 2013, Consumers filed a petition with the MPSC to close the docket or, alternatively, to suspend and extend indefinitely the schedule in this case.  The MPSC approved Consumers’ petition to suspend and extend indefinitely the schedule.

•                 Income Tax Benefits Accounting Application:  In August 2013, Consumers filed an application with the MPSC requesting approval to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993.  Under the accounting treatment that Consumers has been using, Consumers has estimated that it would take at least 50 years to flow through these income tax benefits to customers.  In September 2013, the MPSC approved Consumers’ application with modification, authorizing Consumers to return $211 million of income tax benefits over five years to electric customers and $264 million of income tax benefits over 12 years to gas customers.  The MPSC authorized Consumers to implement this accounting treatment effective January 2014.

•                 Proposals to Recover Investment in Plants:  Consumers has filed two applications with the MPSC to propose alternative methods to recover its investment in seven smaller coal-fueled units that Consumers plans to mothball in 2016 and in three smaller gas-fueled units whose operations Consumers mothballed in 2009.

In August 2013, Consumers filed an application requesting MPSC advanced approval to use standard utility plant retirement accounting in the event of early retirement of these ten units.  Specifically, Consumers requested the MPSC to provide assurance that the full amount of the undepreciated investment, demolition costs, and cost of removal, including a return on the assets, would, upon their early retirement, be recovered through retail electric base rates.

In September 2013, Consumers filed an application with the MPSC requesting approval to issue up to $454 million in securitization bonds through a newly formed subsidiary.  Under Michigan law, electric utilities are permitted to use highly rated, low-cost securitization bonds to finance the recovery of qualified costs.  The qualified costs that Consumers has requested approval to securitize are principally the remaining book value and projected demolition costs of the ten units described above.  If the MPSC approves Consumers’ application and Consumers proceeds with this bond issuance, Consumers will then adjust its retail electric base rates to exclude the revenue requirement associated with these costs.  Consumers estimates that employing this recovery mechanism in place of existing ratemaking treatment would provide initial annual cost savings to full-service customers of $24 million.

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

Consumers filed its final reconciliation of the gas revenue decoupling mechanism in August 2012, requesting recovery of $17 million from customers for the period June 2011 through April 2012.  At September 30, 2013, Consumers had a $17 million regulatory asset recorded for gas revenue decoupling for that period.

The 2008 Energy Law limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At September 30, 2013, Consumers’ electric deliveries under the ROA program were at the ten percent limit.  In February 2013, a bill was introduced to the Michigan Senate that, if enacted, would revise the 2008 Energy Law and allow customers on the ROA program waiting list to switch their service to an alternative electric supplier.  Presently, the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 25 percent.  The bill also proposes an increase in the cap of six percentage points per year from 2014 through 2016.  Consumers is unable to predict the outcome of this legislative proposal.

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

In September 2013, the EPA issued proposed rules to limit carbon dioxide emissions from new fossil-fuel-fired electric generation units.  Also, President Obama has directed the EPA to address greenhouse gas emissions of existing, modified, and reconstructed fossil-fuel-fired steam electric generating units with proposed standards, regulations, or guidelines to be completed by June 1, 2014, and final standards, regulations, or guidelines to be completed by June 1, 2015.  Subsequent state implementation plans are due by June 30, 2016.  Consumers believes that its balanced energy initiative, its present carbon reduction target, and its emphasis on supply diversity will position it favorably to deal with the impact of carbon regulation, but cannot predict the nature or outcome of these proposals.  Consumers will continue to monitor regulatory activity regarding greenhouse gas emissions standards that may affect electric generating units.

FINANCIAL PERFORMANCE

For the nine months ended September 30, 2013, CMS Energy’s net income available to common stockholders was $350 million, and diluted EPS were $1.29.  This compares with net income available to common stockholders of $315 million and diluted EPS of $1.17 for the nine months ended September 30, 2012.  The main factors contributing to CMS Energy’s improved performance in 2013 were increased gas deliveries and the absence, in 2013, of the write-off of Consumers’ electric revenue decoupling mechanism regulatory asset in 2012.

Consumers’ utility operations are seasonal.  The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment, while peak demand for natural gas occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel.  In addition, Consumers’ electric rates, which follow a seasonal rate design, are higher in the summer months than in the remaining months of the year.  A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.

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

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

		In Millions, Except Per Share Amounts
	Three Months Ended			Nine Months Ended
September 30	2013	2012	Change	2013	2012	Change
Net Income Available to Common Stockholders	$126	$148	$(22)	$350	$315	$35
Basic Earnings Per Share	$0.48	$0.56	$(0.08)	$1.32	$1.21	$0.11
Diluted Earnings Per Share	$0.46	$0.55	$(0.09)	$1.29	$1.17	$0.12

			In Millions
	Three Months Ended			Nine Months Ended
September 30	2013	2012	Change	2013	2012	Change
Electric utility	$156	$165	$(9)	$315	$297	$18
Gas utility	(4)	(3)	(1)	97	61	36
Enterprises	(4)	5	(9)	1	9	(8)
Corporate interest and other	(22)	(19)	(3)	(63)	(59)	(4)
Discontinued operations	-	-	-	-	7	(7)
Net Income Available to Common Stockholders	$126	$148	$(22)	$350	$315	$35

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2013 versus 2012:

			In Millions
	September 30, 2013 better/(worse) than 2012
Reasons for the change	Three Months Ended		Nine Months Ended
Electric sales	$(18)		$(15)
Gas sales	-		46
Electric and gas rate orders	6		32
Depreciation and property tax	(11)		(29)
Distribution and restoration cost	6		(11)
Absence of recovery of development costs related to canceled coal-fueled plant in 2012	-		(9)
Absence of contributions related to a 2012 Michigan ballot proposal	7		7
Lower employee benefit costs, primarily OPEB	9		9
Higher income tax expense and lower subsidiary earnings of enterprises segment	(6)		(7)
Higher corporate fixed charges and other, offset by higher EnerBank earnings	(3)		(4)
Other	(9)	$(19)	(19)	$-

Absence of 2012 charge to write off electric decoupling regulatory asset		-		36
Absence of voluntary separation plan cost in 2012		-		7
Other, including the absence of the elimination, in 2012, of a liability associated with a prior asset sale		(3)		(8)
Total change		$(22)		$35

CONSUMERS ELECTRIC UTILITY RESULTS OF OPERATIONS

					In Millions
	Three Months Ended			Nine Months Ended
September 30	2013	2012	Change	2013	2012	Change
Net Income Available to Common Stockholders	$156	$165	$(9)	$315	$297	$18
Reasons for the change
Electric deliveries and rate increases			$(25)			$53
Power supply costs and related revenue			-			(1)
Other income, net of expenses			9			7
Maintenance and other operating expenses			12			(1)
Depreciation and amortization			(5)			(24)
General taxes			(2)			(4)
Interest charges			-			1
Income taxes			2			(13)
Total change			$(9)			$18

Electric deliveries and rate increases:  For the three months ended September 30, 2013, electric delivery revenues decreased $25 million compared with 2012.  This decrease reflected $31 million of lower deliveries, due primarily to milder weather in 2013, offset partially by a $6 million increase in other revenues attributable to a May 2013 rate increase.  Deliveries to end-use customers, excluding deliveries to Consumers’ largest customer, which is on an economic development rate, were 9.4 billion kWh in 2013, a decrease of 0.3 billion kWh, or three percent, compared with 2012.

For the nine months ended September 30, 2013, electric delivery revenues increased $53 million compared with 2012.  This increase reflected the absence, in 2013, of a $59 million charge to write off Consumers’ electric decoupling regulatory asset in 2012, and a $28 million benefit from a May 2013 rate increase that Consumers self-implemented in March 2013.  These increases were offset partially by $34 million of lower deliveries, due primarily to milder weather in 2013.  Deliveries to end-use customers, excluding deliveries to Consumers’ largest customer, which is on an economic development rate, were 26.7 billion kWh in 2013, a decrease of 0.2 billion kWh, or one percent, compared with 2012.

Other income, net of expenses:  For the three months ended September 30, 2013, other income increased $9 million compared with 2012, and for the nine months ended September 30, 2013, other income increased $7 million compared with 2012.  These increases were due primarily to the absence, in 2013, of contributions related to a 2012 Michigan ballot proposal.

Maintenance and other operating expenses:  For the three months ended September 30, 2013, maintenance and other operating expenses decreased $12 million compared with 2012.  This decrease was due to a $10 million reduction in OPEB cost resulting from OPEB Plan changes adopted in July 2013, and a $2 million decrease in other operating expenses.

For the nine months ended September 30, 2013, maintenance and other operating expenses increased $1 million compared with 2012.  This increase reflected the absence, in 2013, of a $14 million recovery associated with Consumers’ canceled coal-fueled plant in 2012.  This increase was offset largely by a $10 million reduction in OPEB cost resulting from OPEB Plan changes adopted in July 2013 and a $3 million reduction in OPEB cost due to favorable OPEB Plan performance.

Depreciation and amortization:  For the three months ended September 30, 2013, depreciation and amortization expense increased $5 million compared with 2012, due primarily to increased plant in service, offset partially by lower amortization expenses on certain regulatory assets.

For the nine months ended September 30, 2013, depreciation and amortization expense increased $24 million compared with 2012.  This increase was due primarily to increased plant in service and an increase in depreciation rates that took effect in June 2012, offset partially by lower amortization expense on certain regulatory assets.

General taxes:  For the nine months ended September 30, 2013, general taxes increased $4 million compared with 2012, due primarily to increased property taxes, reflecting higher capital spending.

Income taxes:  For the three months ended September 30, 2013, income taxes decreased $2 million compared with 2012, reflecting lower electric utility earnings for the three months ended September 30, 2013.

For the nine months ended September 30, 2013, income taxes increased $13 million compared with 2012, reflecting higher electric utility earnings for the first nine months of 2013.

CONSUMERS GAS UTILITY RESULTS OF OPERATIONS

					In Millions
	Three Months Ended			Nine Months Ended
September 30	2013	2012	Change	2013	2012	Change
Net Income (Reduction) Available to Common Stockholders	$(4)	$(3)	$(1)	$97	$61	$36
Reasons for the change
Gas deliveries and rate increases			$(1)			$56
Other income, net of expenses			(3)			(3)
Maintenance and other operating expenses			2			3
Depreciation and amortization			(1)			2
General taxes			-			(1)
Income taxes			2			(21)
Total change			$(1)			$36

Gas deliveries and rate increases:  For the nine months ended September 30, 2013, gas delivery revenues increased $56 million compared with 2012.  This increase reflected a $52 million increase in revenues from higher customer deliveries, due primarily to colder weather in 2013, which were offset partially by the impact on 2012 revenues of the gas revenue decoupling mechanism, and an $8 million benefit from a June 2012 rate increase that Consumers self-implemented in March 2012.  These increases were offset partially by a $4 million decrease in other revenues.  Deliveries to end-use customers were 206 bcf in 2013, an increase of 34 bcf, or 19.8 percent, compared with 2012.

Maintenance and other operating expenses:  For the three months ended September 30, 2013, maintenance and other operating expenses decreased $2 million compared with 2012.  This decrease was due to a $6 million reduction in OPEB cost resulting from OPEB Plan changes adopted in July 2013, offset partially by a $4 million increase in other operating expenses.

For the nine months ended September 30, 2013, maintenance and other operating expenses decreased $3 million compared with 2012.  This decrease was due to a $6 million reduction in OPEB cost resulting from OPEB Plan changes adopted in July 2013 and a $2 million reduction to OPEB cost due to favorable OPEB Plan performance.  These decreases were offset partially by a $5 million increase in other operating expenses.

Income taxes:  For the nine months ended September 30, 2013, income taxes increased $21 million compared with 2012, due primarily to higher gas utility earnings for the first nine months of 2013.

ENTERPRISES RESULTS OF OPERATIONS

					In Millions
	Three Months Ended			Nine Months Ended
September 30	2013	2012	Change	2013	2012	Change
Net Income (Reduction) Available to Common Stockholders	$(4)	$5	$(9)	$1	$9	$(8)

For the three months ended September 30, 2013, net income of the enterprises segment decreased $9 million compared with 2012.  This decrease was due to $4 million of additional tax expense related to OPEB Plan changes adopted in July 2013 and $5 million in higher after-tax expenses due primarily to the absence in 2013 of a 2012 insurance settlement.

For the nine months ended September 30, 2013, net income of the enterprises segment decreased $8 million compared with 2012.  This decrease was due to $4 million of additional tax expense related to OPEB Plan changes adopted in July 2013 and $4 million in higher after-tax expenses due primarily to the absence in 2013 of a 2012 insurance settlement.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

					In Millions
	Three Months Ended			Nine Months Ended
September 30	2013	2012	Change	2013	2012	Change
Net Income (Reduction) Available to Common Stockholders	$(22)	$(19)	$(3)	$(63)	$(59)	$(4)

For the three months ended September 30, 2013, corporate interest and other net expenses increased $3 million compared with 2012, due to $2 million of early debt retirement costs and a $2 million increase in interest expense, reflecting increased borrowings, offset partially by $1 million of higher earnings at EnerBank and lower expenses.

For the nine months ended September 30, 2013, corporate interest and other net expenses increased $4 million compared with 2012, due to a $5 million increase in interest expense, reflecting increased borrowings, and $2 million of early debt retirement costs, offset partially by a $3 million benefit attributable to higher earnings at EnerBank and lower expenses.

DISCONTINUED OPERATIONS

For the three months ended September 30, 2013 and 2012, the net loss from discontinued operations was less than $1 million.

For the nine months ended September 30, 2013, the net loss from discontinued operations was less than $1 million, compared with income from discontinued operations of $7 million in 2012, reflecting the elimination of a liability related to a prior asset sale.

CASH POSITION, INVESTING, AND FINANCING

At September 30, 2013, CMS Energy had $292 million of consolidated cash and cash equivalents, which included $32 million of restricted cash and cash equivalents.  At September 30, 2013, Consumers had

$230 million of consolidated cash and cash equivalents, which included $31 million of restricted cash and cash equivalents.

OPERATING ACTIVITIES

Presented in the following table are specific components of net cash provided by operating activities for the nine months ended September 30, 2013 and 2012:

			In Millions
Nine Months Ended September 30	2013	2012	Change
CMS Energy, including Consumers
Net income	$352	$317	$35
Non-cash transactions[1]	855	825	30
	1,207	1,142	65
Postretirement benefits contributions	(109)	(54)	(55)
Proceeds from government grant	69	-	69
Changes in core working capital[2]	125	-	125
Changes in other assets and liabilities, net	(174)	(154)	(20)
Net cash provided by operating activities	$1,118	$934	$184
Consumers
Net income	$415	$361	$54
Non-cash transactions[1]	769	712	57
	1,184	1,073	111
Postretirement benefits contributions	(106)	(51)	(55)
Proceeds from government grant	69	-	69
Changes in core working capital[2]	137	13	124
Changes in other assets and liabilities, net	(150)	(10)	(140)
Net cash provided by operating activities	$1,134	$1,025	$109

1 Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

2 Core working capital comprises accounts receivable and accrued revenues, inventories, and accounts payable.

For the nine months ended September 30, 2013, net cash provided by operating activities at CMS Energy increased $184 million compared with 2012, and net cash provided by operating activities at Consumers increased $109 million compared with 2012.  The increases were due primarily to higher net income, net of non-cash transactions, the receipt of a $69 million renewable energy grant for Lake Winds® Energy Park, and a reduction in working capital due to higher usage of gas and other fuel from inventory. These changes were offset partially by higher pension contributions.  At Consumers, these changes were also offset partially by an increase in tax payments to CMS Energy.

INVESTING ACTIVITIES

Presented in the following table are specific components of net cash used in investing activities for the nine months ended September 30, 2013 and 2012:

			In Millions
Nine Months Ended September 30	2013	2012	Change
CMS Energy, including Consumers
Capital expenditures	$(900)	$(861)	$(39)
Costs to retire property and other	(104)	(77)	(27)
Net cash used in investing activities	$(1,004)	$(938)	$(66)
Consumers
Capital expenditures	$(895)	$(857)	$(38)
Costs to retire property and other	(50)	(43)	(7)
Net cash used in investing activities	$(945)	$(900)	$(45)

For the nine months ended September 30, 2013, net cash used in investing activities at CMS Energy increased $66 million compared with 2012, and net cash used in investing activities at Consumers increased $45 million compared with 2012.  The increases were due primarily to a slight increase in capital expenditures under Consumers’ capital investment program. At CMS Energy, these changes were also due to an increase in EnerBank consumer lending.

FINANCING ACTIVITIES

Presented in the following table are specific components of net cash provided by (used in) financing activities for the nine months ended September 30, 2013 and 2012:

			In Millions
Nine Months Ended September 30	2013	2012	Change
CMS Energy, including Consumers
Issuance of debt	$1,294	$1,541	$(247)
Retirement of debt	(926)	(1,382)	456
Payment of common stock dividends	(203)	(188)	(15)
Redemption of preferred stock	(7)	-	(7)
Decrease in notes payable	(110)	-	(110)
Other financing activities	5	-	5
Net cash provided by (used in) financing activities	$53	$(29)	$82
Consumers
Issuance of debt	$750	$725	$25
Retirement of debt	(455)	(703)	248
Payment of common and preferred stock dividends	(302)	(304)	2
Redemption of preferred stock	(7)	-	(7)
Stockholder contribution from CMS Energy	150	150	-
Decrease in notes payable	(110)	-	(110)
Other financing activities	(21)	(21)	-
Net cash provided by (used in) financing activities	$5	$(153)	$158

For the nine months ended September 30, 2013, net cash provided by financing activities at CMS Energy increased $82 million compared with 2012 and net cash provided by financing activities at Consumers increased $158 million compared with 2012.  These changes were due primarily to a decrease in net debt retirements, offset partially by repayments by Consumers under its revolving accounts receivable sales program.

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

As a result of these changes, CMS Energy’s (including Consumers’) OPEB liability decreased by $638 million, its OPEB regulatory asset of $580 million was eliminated, and an OPEB regulatory liability of $34 million was established as of July 1, 2013.  CMS Energy’s accumulated other comprehensive loss decreased by $24 million.  CMS Energy’s (including Consumers’) OPEB cost is expected to decrease by $48 million in 2013.  Consumers’ OPEB liability decreased by $614 million, its OPEB regulatory asset of $580 million was eliminated, and an OPEB regulatory liability of $34 million was established as of July 1, 2013.  Consumers’ OPEB cost is expected to decrease by $46 million in 2013.

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

In Millions
OPEB Liability
CMS Energy, including Consumers
Discount rate and other actuarial assumptions	$275
Benefit changes	208
Medicare drug program structure	155
Total decrease	$638
Consumers
Discount rate and other actuarial assumptions	$265
Benefit changes	200
Medicare drug program structure	149
Total decrease	$614

Presented in the following table are the most recent estimates of CMS Energy’s and Consumers’ pension cost, OPEB cost, and cash contributions through 2015.  These updated estimates incorporate the OPEB Plan changes that became effective July 1, 2013.

				In Millions
	Pension	OPEB	Pension	OPEB
	Cost	Cost (Credit )	Contribution	Contribution
CMS Energy, including Consumers
2013	$119	$12	$50	$72
2014	102	(28)	4	75
2015	104	(17)	145	25
Consumers
2013	$116	$16	$49	$71
2014	100	(22)	4	74
2015	101	(13)	141	25

Contribution estimates comprise required amounts and discretionary contributions.  Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.  Actual future costs and contributions will depend on future investment performance, changes in discount rates, and various other factors related to the Pension Plan and OPEB participants.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations.  The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors.  In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation, and potentially by provisions under the Federal Power Act and the Natural Gas Act and FERC requirements.  For additional details on Consumers’ dividend restrictions, see Note 3, Financings and Capitalization – Dividend Restrictions.  For the nine months ended September 30, 2013, Consumers paid $300 million in common stock dividends to CMS Energy.

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

CMS Energy’s and Consumers’ access to the financial and capital markets depends on their credit ratings and on market conditions.  As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets and, barring major market dislocations or disruptions, they expect to continue to have such access.  If access to these markets were to diminish or otherwise become restricted, however, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending.  CMS Energy and Consumers had the following secured revolving credit facilities available at September 30, 2013:

					In Millions
	Amount of	Amount	Letters of Credit	Amount
	Facility	Borrowed	Outstanding	Available	Expiration Date
CMS Energy
Revolving credit facility[1]	$550	$25	$2	$523	December 2017
Consumers
Revolving credit facility[2]	$500	$-	$-	$500	December 2017
Revolving credit facility[2]	150	-	-	150	April 2017
Revolving credit facility[2]	30	-	30	-	September 2014

1 Obligations under this facility are secured by Consumers common stock.

2 Obligations under this facility are secured by FMBs of Consumers.

CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit.  An additional source of liquidity is Consumers’ revolving accounts receivable sales program, which allows it to transfer up to $250 million of accounts receivable as a secured borrowing.  At September 30, 2013, $250 million of accounts receivable were eligible for transfer under this program.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein.  At September 30, 2013, no events of default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities.  CMS Energy and Consumers were each in compliance with these covenants as of September 30, 2013, as presented in the following table:

September 30, 2013
Credit Agreement, Indenture, or Facility	Description	Limit		Actual
CMS Energy
$550 million revolving credit agreement and
$180 million term loan credit agreement	Debt to EBITDA	<	6.0 to 1.0	4.6 to 1.0
$180 million term loan credit agreement	Interest Coverage	>	2.0 to 1.0	4.3 to 1.0
Consumers
$500 million, $150 million, and $30 million revolving credit agreements, $35 million and $68 million reimbursement
agreements, and $250 million revolving accounts
receivable sales agreement	Debt to Capital	<	0.65 to 1.0	0.49 to 1.0

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

OFF-BALANCE-SHEET ARRANGEMENTS

CMS Energy, Consumers, and certain of their subsidiaries also enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties.  These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees.  Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms.  The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $476 million at September 30, 2013.  While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition.  For additional details on these and other guarantee arrangements, see Note 2, Contingencies and Commitments – Guarantees.

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

CONSUMERS ELECTRIC UTILITY AND GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Rate Matters:  Rate matters are critical to Consumers’ electric and gas utility businesses.  For additional details on rate matters, see Note 1, Regulatory Matters.

Future Rate Cases:  In order to minimize increases in customer base rates, Consumers has undertaken several initiatives to reduce costs through a voluntary separation plan in 2012, accelerated pension funding, employee and retiree health-care cost sharing, negotiated labor agreements, information system efficiencies, and productivity improvement programs.  Consumers has also filed certain applications with the MPSC, including the accounting application described in the following paragraph, that, if approved, are expected to result in cost savings for customers.  These initiatives, together with Consumers’ plans to accelerate further cost reductions, should allow Consumers to avoid increasing electric and gas base rates through 2014.  Consumers may reconsider this expectation should its assumptions change regarding the economy or other matters.

Income Tax Benefits Accounting Application:  In August 2013, Consumers filed an application with the MPSC requesting approval to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993.  Under the accounting treatment that Consumers has been using, Consumers has estimated that it would take at least 50 years to flow through these income tax benefits to customers.  In September 2013, the MPSC approved Consumers’ application with modification, authorizing Consumers to return $211 million of income tax benefits over five years to electric customers and $264 million of income tax benefits over 12 years to gas customers.  The MPSC authorized Consumers to implement this accounting treatment effective January 2014.

Smart Energy:  Consumers’ grid modernization effort continues.  In August 2012, Consumers began installing smart meters in Muskegon County, Michigan.  One of the functions of smart meters is to allow customers to monitor and manage their energy usage, which Consumers expects will help reduce demand during critical peak times, resulting in lower peak capacity requirements.  The installation of smart meters should also provide for both operational and customer benefits.  As of September 30, 2013, Consumers had upgraded over 125,000 electric residential and small business customers in western Michigan to smart meters.  Consumers is able to read these smart meters remotely; further functionality will continue to be added through mid-2015.  Consumers expects to have installed about 400,000 smart meters throughout western Michigan by the end of 2014.  Consumers also plans to install communication modules on gas meters in areas where Consumers provides both electricity and natural gas to customers.

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

In December 2012, Consumers announced plans to build a 700-MW gas-fueled electric generating plant at its Thetford complex in Genesee County, Michigan.  In July 2013, Consumers received an air permit for the proposed plant from the MDEQ and, as allowed under the 2008 Energy Law, filed for approval of a certificate of necessity with the MPSC.  Construction of the plant, at an estimated cost of $750 million, is contingent upon obtaining the certificate of necessity and environmental permits.  Consumers expects that the plant would be operational in 2017.

While Consumers continues to move ahead with its plans to build a new gas-fueled electric generating plant, it also issued a solicitation in September 2013 seeking offers from owners of existing gas-fueled electric generating plants located in Michigan’s Lower Peninsula to sell their plants to Consumers.  The purchase by Consumers of one or more existing plants could represent a cost-effective alternative to building a new plant.

Electric Rate Matters:  Consumers has filed two applications with the MPSC to propose alternative methods to recover its investment in seven smaller coal-fueled units that Consumers plans to mothball in 2016 and in three smaller gas-fueled units whose operations Consumers mothballed in 2009.

Advanced Accounting Approval:  In August 2013, Consumers filed an application requesting MPSC advanced approval to use standard utility plant retirement accounting in the event of early retirement of these ten units.  Specifically, Consumers requested the MPSC to provide assurance that the full amount of the undepreciated investment, demolition costs, and cost of removal, including a return on the assets, would, upon their early retirement, be recovered through retail electric base rates.

Securitization of Qualified Costs:  In September 2013, Consumers filed an application with the MPSC requesting approval to issue up to $454 million in securitization bonds through a newly formed subsidiary.  Under Michigan law, electric utilities are permitted to use highly rated, low-cost securitization bonds to finance the recovery of qualified costs.  The qualified costs that Consumers has requested approval to securitize are principally the remaining book value and projected demolition costs of the ten units described above.  If the MPSC approves Consumers’ application and Consumers proceeds with this bond issuance, Consumers will then adjust its retail electric base rates to exclude the revenue requirement associated with these costs.  Consumers estimates that employing this recovery mechanism in place of existing ratemaking treatment would provide initial annual cost savings to full-service customers of $24 million.

For additional details on rate matters, see Note 1, Regulatory Matters.

Renewable Energy Plan:  Consumers’ renewable energy plan details how Consumers expects to meet REC and capacity standards prescribed by the 2008 Energy Law.  This law requires Consumers to use RECs in an amount equal to at least ten percent of its electric sales volume (estimated to be 3.3 million RECs annually) in 2015 and each year thereafter.  RECs represent proof that the associated electricity was generated from a renewable energy resource.  Under its renewable energy plan, Consumers expects to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.

The 2008 Energy Law also requires Consumers to obtain 500 MW of new capacity from renewable energy resources by the end of 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties.  To meet its renewable capacity requirements, Consumers expects to add more than 500 MW of owned or contracted renewable capacity.  Through September 2013, Consumers has contracted for the purchase of 302 MW of nameplate capacity from renewable energy suppliers and owns 100 MW of nameplate capacity at its recently constructed Lake Winds® Energy Park.  The combination of the contracted and owned capacity represents 81 percent of the 2015 renewable capacity requirement.  Consumers expects to meet the balance of the requirement through the completion of its Cross Winds® Energy Park, a 105-MW wind park in Tuscola County, Michigan, which is expected to begin operations in late 2014.  Consumers has entered into construction and supply contracts as well as a contract to purchase wind turbine generators for the construction of the Cross Winds® Energy Park.

The extension of federal tax credits for wind projects for which construction begins prior to December 31, 2013 could reduce significantly the cost of meeting the renewable requirements of the 2008 Energy Law.  As a result, Consumers has accelerated the construction of Cross Winds® Energy Park and began construction in October 2013.  Consumers expects to qualify for $100 million to $120 million of federal production tax credits associated with the Cross Winds® Energy Park.  These cost savings, which will be based on the wind project’s production over its first ten years of operation, will be passed on to customers through a reduced renewable energy surcharge or through a reduction in PSCR costs.

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

Electric ROA:  A Michigan statute enacted in 2000 allows Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier.  The 2008 Energy Law revised the statute by limiting alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At September 30, 2013, electric deliveries under the ROA program were at the ten percent limit and alternative electric suppliers were providing 788 MW of generation service to ROA customers.  Of Consumers’ 1.8 million electric customers, 311 customers, or 0.02 percent, purchased electric generation service under the ROA program.  Consumers expects 2013 electric deliveries under the ROA program to be at a similar level to 2012.

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

Electric Transmission:  In 2011, FERC issued an order in a rulemaking proceeding concerning regional electric transmission planning and cost allocations.  Consumers and several other electric utilities filed a joint petition seeking clarification/rehearing of FERC’s order and opposing the allocation methodology.  In 2012, following FERC’s denial of their requests for clarification/rehearing, Consumers and several other electric utilities filed a petition for review of FERC’s order with the U.S. Court of Appeals for the D.C. Circuit.  In May 2013, Consumers, along with other electric utilities, filed briefs in this matter.

In a related matter, in 2010, MISO filed and FERC approved a tariff revision proposing a cost allocation methodology for a new category of transmission projects.  Under this tariff revision, the cost of these new transmission projects will be spread proportionally across the MISO energy market.  Consumers believes that Michigan customers will bear additional costs under MISO’s tariff without receiving comparable benefits from these projects.  In 2011, Consumers, along with the Michigan Attorney General, ABATE, DTE Electric, and other parties, filed a petition for review of FERC’s order with the U.S. Court of Appeals for the Seventh Circuit following FERC’s denial of their request for rehearing opposing the allocation methodology in the MISO tariff revision.  In June 2013, the Court of Appeals issued an opinion largely affirming FERC’s orders regarding the cost allocation methodology.  In October 2013, the Michigan Attorney General filed, and Consumers and other parties joined, a petition with the U.S. Supreme Court seeking review of the Court of Appeals’ opinion.  Regardless of the final outcome of these appeals, Consumers expects to continue to recover transmission expenses, including those associated with the MISO tariff revision, through the PSCR process.

In 2012, ReliabilityFirst Corporation informed Consumers that Consumers may not be properly registered to meet certain NERC electric reliability standards.  Consumers has assessed its registration status, taking into consideration FERC’s December 2012 order on the definition of a bulk electric system, and in August notified ReliabilityFirst that it is preparing to change its registration.  In light of this order, Consumers is reviewing the classification of its electric distribution assets under FERC’s modified definition of the bulk electric system.  Consumers believes that it would recover any incremental costs that it might incur in connection with the resolution of any issues in this area.

Governor’s Energy Initiative:  Michigan’s governor has instituted a process pursuant to which a series of reports are to be completed addressing energy efficiency, renewable energy, the electricity market and retail open access, and other subjects.  The process is designed to help the governor and other lawmakers determine the state’s next steps regarding energy policies.  Following a series of public hearings, the MPSC and Michigan’s Energy Office Director released four draft reports summarizing the information gathered.  Final reports are expected in November 2013 and the governor expects to make policy recommendations in December 2013.  Consumers has participated actively in this process but cannot predict its outcome.

Electric Environmental Estimates:  Consumers’ operations are subject to various state and federal environmental laws and regulations.  Consumers estimates that it will incur expenditures of $1.0 billion from 2013 through 2017 to continue to comply with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations.  Consumers expects to recover these costs in customer rates, but cannot guarantee this result.  Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters:

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

In 2012, the EPA published its final MACT emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS.  Under MATS, all of Consumers’ existing coal-fueled electric generating units are required to add additional controls for hazardous air pollutants.  Existing units, unless granted extensions, must meet the standards by mid-April 2015.  Consumers has received from the MDEQ a one-year extension for MATS and the Michigan Mercury Rule for ten of its coal-fueled units, allowing them to run as presently configured until April 2016.  Consumers does not expect that its other coal-fueled units will require an extension.

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

In September 2013, the EPA issued proposed rules pursuant to Section 111 of the Clean Air Act to limit new gas-fueled electric generating units to 1,000 pounds of carbon dioxide per megawatt-hour and new coal-fueled electric generating units to 1,100 pounds of carbon dioxide per megawatt-hour.  New coal-fueled units would not be able to meet this limit without installing carbon dioxide control equipment using such methods as carbon capture and sequestration.  The proposed rules for new sources are expected to be finalized in 2014.  President Obama has also directed the EPA to address existing, modified, and reconstructed fossil-fuel-fired steam electric generating units with proposed standards, regulations, or guidelines to be completed by June 1, 2014, and final standards, regulations, or guidelines to be completed by June 1, 2015.  Subsequent state implementation plans are due by June 30, 2016.  Consumers believes that its balanced energy initiative, its present carbon reduction target, and its emphasis on supply diversity will position it favorably to deal with the impact of carbon regulation, but cannot predict the nature or outcome of these proposals.  Consumers will continue to monitor regulatory activity regarding greenhouse gas emissions standards that may affect electric generating units.

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

PCBs:  In 2010, the EPA issued an Advance Notice of Proposed Rulemaking, indicating that it is considering a variety of regulatory actions with respect to PCBs.  One approach would aim to phase out equipment containing PCBs by 2025.  Another approach would eliminate an exemption for small equipment containing PCBs.  To comply with any such regulatory actions, Consumers could incur substantial costs associated with existing electrical equipment potentially containing PCBs.  A proposed rule is expected by mid-2014.

Other electric environmental matters could have a major impact on Consumers’ outlook.  For additional details on other electric environmental matters, see Note 2, Contingencies and Commitments – Consumers Electric Utility Contingencies – Electric Environmental Matters.

CONSUMERS GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Gas Rate Case:  In February 2013, Consumers filed an application with the MPSC seeking an annual rate increase of $49 million, based on a 10.5 percent authorized return on equity.  The filing requested authority to recover new investments in customer reliability, deliverability, safety, and system enhancements, and sought approval of several rate adjustment mechanisms.  Subsequent to this filing, Consumers’ projection of non-fuel costs decreased.  As a result, in June 2013, Consumers filed a petition with the MPSC to close the docket or, alternatively, to suspend and extend indefinitely the schedule in this case.  The MPSC approved Consumers’ petition to suspend and extend indefinitely the schedule.

For additional details on rate matters, see Note 1, Regulatory Matters.

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

MPSC Investigations:  In August 2013, the MPSC and the Michigan Attorney General concluded investigations into two natural gas explosions that occurred in Consumers’ gas service territory, in Wayne, Michigan and Royal Oak, Michigan.  Following these investigations, in October 2013 Consumers established a $900,000 fund for customers displaced by gas incidents.  Consumers has also committed to pay $50,000 to fund a safety study and $50,000 to fund natural gas safety training.  In addition, Consumers paid $430,000 in fines to the MPSC.

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

OTHER OUTLOOK AND UNCERTAINTIES

EnerBank:  EnerBank, a wholly owned subsidiary of CMS Capital, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans.  EnerBank represented two percent of CMS Energy’s net assets at September 30, 2013, and four percent of CMS Energy’s net income available to common stockholders for the nine months ended September 30, 2013.  The carrying value of EnerBank’s loan portfolio was $597 million at September 30, 2013.  Its loan portfolio was funded primarily by deposit liabilities of $575 million.  The twelve-month rolling average default rate on loans held by EnerBank has remained stable at 0.7 percent at September 30, 2013.  CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate.  With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of September 30, 2013.

Litigation:  CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business.  For additional details regarding these and other legal matters, see Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.

Final Tax Regulations:  In September 2013, the Internal Revenue Service and U.S. Treasury Department released final regulations on the deduction and capitalization of expenditures related to tangible property.  These regulations apply to tax years beginning on or after January 1, 2014.  CMS Energy and Consumers are evaluating the effects of the regulations, but do not believe that they will have a significant impact on their consolidated financial statements.

NEW ACCOUNTING STANDARDS

There are no new accounting standards issued but not yet effective that are expected to have a material impact on CMS Energy’s or Consumers’ consolidated financial statements.

CMS Energy Corporation

Consolidated Statements of Income

(Unaudited)

			In Millions
	Three Months Ended		Nine Months Ended
September 30	2013	2012	2013	2012

Operating Revenue	$1,445	$1,507	$4,830	$4,583

Operating Expenses
Fuel for electric generation	165	190	466	446
Purchased and interchange power	383	386	1,063	1,037
Purchased power – related parties	21	23	67	65
Cost of gas sold	76	80	849	763
Maintenance and other operating expenses	285	295	871	872
Depreciation and amortization	145	138	463	440
General taxes	54	53	174	170
Gain on asset sales, net	(1)	(1)	(1)	(1)
Total operating expenses	1,128	1,164	3,952	3,792

Operating Income	317	343	878	791

Other Income (Expense)
Interest income	1	1	3	3
Allowance for equity funds used during construction	1	2	5	6
Income from equity method investees	3	5	11	13
Other income	2	3	7	9
Other expense	(7)	(11)	(13)	(16)
Total other income	-	-	13	15

Interest Charges
Interest on long-term debt	96	92	289	280
Other interest expense	3	5	12	16
Allowance for borrowed funds used during construction	-	(1)	(2)	(3)
Total interest charges	99	96	299	293

Income Before Income Taxes	218	247	592	513
Income Tax Expense	91	98	240	203

Income From Continuing Operations	127	149	352	310
Income From Discontinued Operations, Net of Tax of $-, $-, $-, and $4	-	-	-	7

Net Income	127	149	352	317
Income Attributable to Noncontrolling Interests	1	1	2	2

Net Income Available to Common Stockholders	$126	$148	$350	$315

		In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2013	2012	2013	2012

Net Income Attributable to Common Stockholders
Amounts attributable to continuing operations	$126	$148	$350	$308
Amounts attributable to discontinued operations	-	-	-	7
Net income available to common stockholders	$126	$148	$350	$315

Income Attributable to Noncontrolling Interests
Amounts attributable to continuing operations	$1	$1	$2	$2
Amounts attributable to discontinued operations	-	-	-	-
Income attributable to noncontrolling interests	$1	$1	$2	$2

Basic Earnings Per Average Common Share
Basic earnings from continuing operations	$0.48	$0.56	$1.32	$1.18
Basic earnings from discontinued operations	-	-	-	0.03
Basic earnings attributable to common stock	$0.48	$0.56	$1.32	$1.21

Diluted Earnings Per Average Common Share
Diluted earnings from continuing operations	$0.46	$0.55	$1.29	$1.14
Diluted earnings from discontinued operations	-	-	-	0.03
Diluted earnings attributable to common stock	$0.46	$0.55	$1.29	$1.17

Dividends Declared Per Common Share	$0.255	$0.24	$0.765	$0.72

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

			In Millions
	Three Months Ended		Nine Months Ended
September 30	2013	2012	2013	2012

Net Income	$127	$149	$352	$317

Retirement Benefits Liability
Net gain arising during the period, net of tax of $6, $-, $6, and $-	10	-	10	-
Prior service credit adjustment, net of tax of $3, $-, $3, and $-	5	-	5	-
Amortization of net actuarial loss, net of tax of $-, $-, $2, and $-	1	1	3	3

Investments
Unrealized gain (loss) on investments, net of tax (tax benefit) of $(1), $1, $(1), and $1	1	1	(2)	3

Other Comprehensive Income	17	2	16	6

Comprehensive Income	144	151	368	323

Comprehensive Income Attributable to Noncontrolling Interests	1	1	2	2

Comprehensive Income Attributable to CMS Energy	$143	$150	$366	$321

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Cash Flows

(Unaudited)

		In Millions
Nine Months Ended September 30	2013	2012

Cash Flows from Operating Activities
Net income	$352	$317
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	463	440
Deferred income taxes and investment tax credit	213	193
Postretirement benefits expense	120	141
Other non-cash operating activities	59	51
Postretirement benefits contributions	(109)	(54)
Proceeds from government grant	69	-
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	134	99
Inventories	(6)	(83)
Deferred property taxes	140	140
Accounts payable	(3)	(16)
Accrued expenses	(230)	(251)
Other current and non-current assets and liabilities	(84)	(43)
Net cash provided by operating activities	1,118	934

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(900)	(861)
Cost to retire property	(38)	(32)
Other investing activities	(66)	(45)
Net cash used in investing activities	(1,004)	(938)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,025	1,300
Retirements of EnerBank notes, net	48	25
Issuance of common stock	32	27
Retirement of long-term debt	(705)	(1,166)
Payment of common stock dividends	(203)	(188)
Redemption of preferred stock	(7)	-
Decrease in notes payable	(110)	-
Payment of capital lease obligations and other financing costs	(27)	(27)
Net cash provided by (used in) financing activities	53	(29)

Net Increase (Decrease) in Cash and Cash Equivalents	167	(33)

Cash and Cash Equivalents, Beginning of Period	93	161

Cash and Cash Equivalents, End of Period	$260	$128

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets

(Unaudited)

ASSETS
		In Millions
	September 30	December 31
	2013	2012

Current Assets
Cash and cash equivalents	$260	$93
Restricted cash and cash equivalents	32	29
Accounts receivable and accrued revenue, less allowances of $31 in 2013 and $32 in 2012	678	855
Notes receivable	84	41
Accounts receivable – related parties	10	10
Accrued power supply and gas revenue	27	32
Inventories at average cost
Gas in underground storage	830	820
Materials and supplies	107	96
Generating plant fuel stock	152	168
Deferred property taxes	122	190
Regulatory assets	31	35
Prepayments and other current assets	68	53
Total current assets	2,401	2,422

Plant, Property, and Equipment
Plant, property, and equipment, gross	16,566	15,592
Less accumulated depreciation and amortization	5,355	5,121
Plant, property, and equipment, net	11,211	10,471
Construction work in progress	943	1,080
Total plant, property, and equipment	12,154	11,551

Other Non-current Assets
Regulatory assets	1,579	2,287
Accounts and notes receivable, less allowances of $5 in 2013 and 2012	556	521
Investments	63	57
Other	233	293
Total other non-current assets	2,431	3,158

Total Assets	$16,986	$17,131

LIABILITIES AND EQUITY
		In Millions
	September 30	December 31
	2013	2012

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$532	$541
Notes payable	-	110
Accounts payable	519	512
Accounts payable – related parties	7	9
Accrued rate refunds	-	6
Accrued interest	65	95
Accrued taxes	88	279
Deferred income taxes	66	68
Regulatory liabilities	51	25
Other current liabilities	136	152
Total current liabilities	1,464	1,797

Non-current Liabilities
Long-term debt	7,089	6,710
Non-current portion of capital and finance lease obligations	140	153
Regulatory liabilities	2,086	2,101
Postretirement benefits	740	1,451
Asset retirement obligations	322	312
Deferred investment tax credit	41	43
Deferred income taxes	1,355	1,015
Other non-current liabilities	316	311
Total non-current liabilities	12,089	12,096

Commitments and Contingencies (Notes 1 and 2)

Equity
Common stockholders equity
Common stock, authorized 350.0 shares; outstanding 266.0 shares in 2013 and 264.1 shares in 2012	3	3
Other paid-in capital	4,708	4,669
Accumulated other comprehensive loss	(39)	(55)
Accumulated deficit	(1,276)	(1,423)
Total common stockholders equity	3,396	3,194
Noncontrolling interests	37	44
Total equity	3,433	3,238

Total Liabilities and Equity	$16,986	$17,131

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity

(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2013	2012	2013	2012

Total Equity at Beginning of Period	$3,360	$3,155	$3,238	$3,072

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	4,710	4,664	4,669	4,627
Common stock issued	7	7	44	38
Common stock reissued	-	-	5	6
Common stock repurchased	(9)	(9)	(10)	(9)
At end of period	4,708	4,662	4,708	4,662

Accumulated Other Comprehensive Loss
At beginning of period	(56)	(45)	(55)	(49)
Retirement benefits liability
At beginning of period	(54)	(46)	(56)	(48)
Net gain arising during the period	10	-	10	-
Prior service credit adjustment	5	-	5	-
Amortization of net actuarial loss	1	1	3	3
At end of period	(38)	(45)	(38)	(45)
Investments
At beginning of period	(1)	2	2	-
Unrealized gain (loss) on investments	1	1	(2)	3
At end of period	-	3	-	3
Derivative instruments
At beginning and end of period	(1)	(1)	(1)	(1)
At end of period	(39)	(43)	(39)	(43)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2013	2012	2013	2012

Accumulated Deficit
At beginning of period	(1,334)	(1,511)	(1,423)	(1,553)
Net income attributable to CMS Energy	126	148	350	315
Common stock dividends declared	(68)	(63)	(203)	(188)
At end of period	(1,276)	(1,426)	(1,276)	(1,426)

Noncontrolling Interests
At beginning of period	37	44	44	44
Income attributable to noncontrolling interests	1	1	2	2
Distributions, redemptions, and other changes in noncontrolling interests	(1)	(1)	(9)	(2)
At end of period	37	44	37	44

Total Equity at End of Period	$3,433	$3,240	$3,433	$3,240

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Income

(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2013	2012	2013	2012

Operating Revenue	$1,386	$1,448	$4,647	$4,405

Operating Expenses
Fuel for electric generation	148	166	406	382
Purchased and interchange power	374	379	1,043	1,019
Purchased power – related parties	21	23	67	65
Cost of gas sold	64	74	818	734
Maintenance and other operating expenses	270	284	825	827
Depreciation and amortization	143	137	459	436
General taxes	53	51	170	165
Gain on asset sales, net	(1)	-	(1)	-
Total operating expenses	1,072	1,114	3,787	3,628

Operating Income	314	334	860	777

Other Income (Expense)
Interest income	-	-	2	2
Interest and dividend income – related parties	1	1	1	1
Allowance for equity funds used during construction	1	2	5	6
Other income	2	3	11	14
Other expense	(3)	(11)	(9)	(16)
Total other income (expense)	1	(5)	10	7

Interest Charges
Interest on long-term debt	58	56	177	175
Other interest expense	2	4	8	12
Allowance for borrowed funds used during construction	-	(1)	(2)	(3)
Total interest charges	60	59	183	184

Income Before Income Taxes	255	270	687	600
Income Tax Expense	102	107	272	239

Net Income	153	163	415	361
Preferred Stock Dividends and Distribution	1	1	2	2

Net Income Available to Common Stockholder	$152	$162	$413	$359

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income

(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2013	2012	2013	2012

Net Income	$153	$163	$415	$361

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $1, $-, $1, and $-	-	1	2	2

Investments
Reclassification adjustments included in net income, net of tax benefit of $-, $-, $(1), and $-	-	-	(3)	-

Other Comprehensive Income (Loss)	-	1	(1)	2

Comprehensive Income	$153	$164	$414	$363

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Cash Flows

(Unaudited)

		In Millions
Nine Months Ended September 30	2013	2012

Cash Flows from Operating Activities
Net income	$415	$361
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	459	436
Deferred income taxes and investment tax credit	141	92
Postretirement benefits expense	117	138
Other non-cash operating activities	52	46
Postretirement benefits contributions	(106)	(51)
Proceeds from government grant	69	-
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	135	98
Inventories	(5)	(81)
Deferred property taxes	140	140
Accounts payable	7	(4)
Accrued expenses	(205)	(143)
Other current and non-current assets and liabilities	(85)	(7)
Net cash provided by operating activities	1,134	1,025

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(895)	(857)
Cost to retire property	(38)	(32)
Other investing activities	(12)	(11)
Net cash used in investing activities	(945)	(900)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	750	725
Retirement of long-term debt	(455)	(703)
Payment of common and preferred stock dividends	(302)	(304)
Redemption of preferred stock	(7)	-
Stockholder contribution	150	150
Decrease in notes payable	(110)	-
Payment of capital lease obligations and other financing costs	(21)	(21)
Net cash provided by (used in) financing activities	5	(153)

Net Increase (Decrease) in Cash and Cash Equivalents	194	(28)

Cash and Cash Equivalents, Beginning of Period	5	85

Cash and Cash Equivalents, End of Period	$199	$57

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets

(Unaudited)

ASSETS
		In Millions
	September 30	December 31
	2013	2012

Current Assets
Cash and cash equivalents	$199	$5
Restricted cash and cash equivalents	31	28
Accounts receivable and accrued revenue, less allowances of $29 in 2013 and $30 in 2012	669	844
Notes receivable	25	-
Accounts receivable – related parties	1	1
Accrued power supply and gas revenue	27	32
Inventories at average cost
Gas in underground storage	824	816
Materials and supplies	103	92
Generating plant fuel stock	152	167
Deferred property taxes	122	190
Regulatory assets	31	35
Prepayments and other current assets	60	45
Total current assets	2,244	2,255

Plant, Property, and Equipment
Plant, property, and equipment, gross	16,426	15,456
Less accumulated depreciation and amortization	5,292	5,061
Plant, property, and equipment, net	11,134	10,395
Construction work in progress	942	1,080
Total plant, property, and equipment	12,076	11,475

Other Non-current Assets
Regulatory assets	1,579	2,287
Accounts and notes receivable	17	17
Investments	29	32
Other	149	209
Total other non-current assets	1,774	2,545

Total Assets	$16,094	$16,275

LIABILITIES AND EQUITY
		In Millions
	September 30	December 31
	2013	2012

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$63	$63
Notes payable	-	110
Accounts payable	508	501
Accounts payable – related parties	10	11
Accrued rate refunds	-	6
Accrued interest	43	65
Accrued taxes	201	376
Deferred income taxes	142	144
Regulatory liabilities	51	25
Other current liabilities	99	109
Total current liabilities	1,117	1,410

Non-current Liabilities
Long-term debt	4,591	4,297
Non-current portion of capital and finance lease obligations	140	153
Regulatory liabilities	2,086	2,101
Postretirement benefits	702	1,385
Asset retirement obligations	321	311
Deferred investment tax credit	41	43
Deferred income taxes	1,999	1,741
Other non-current liabilities	260	252
Total non-current liabilities	10,140	10,283

Commitments and Contingencies (Notes 1 and 2)

Equity
Common stockholder equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,257	3,107
Accumulated other comprehensive loss	(9)	(8)
Retained earnings	711	598
Total common stockholder equity	4,800	4,538
Preferred stock	37	44
Total equity	4,837	4,582

Total Liabilities and Equity	$16,094	$16,275

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity

(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2013	2012	2013	2012

Total Equity at Beginning of Period	$4,791	$4,584	$4,582	$4,394

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	3,257	3,107	3,107	2,957
Stockholder contribution	-	-	150	150
At end of period	3,257	3,107	3,257	3,107

Accumulated Other Comprehensive Loss
At beginning of period	(9)	(1)	(8)	(2)
Retirement benefits liability
At beginning of period	(23)	(18)	(25)	(19)
Amortization of net actuarial loss	-	1	2	2
At end of period	(23)	(17)	(23)	(17)
Investments
At beginning of period	14	17	17	17
Reclassification adjustments included in net income	-	-	(3)	-
At end of period	14	17	14	17
At end of period	(9)	-	(9)	-

Retained Earnings
At beginning of period	665	593	598	554
Net income	153	163	415	361
Common stock dividends declared	(106)	(144)	(300)	(302)
Preferred stock dividends and distribution declared	(1)	(1)	(2)	(2)
At end of period	711	611	711	611

Preferred Stock
At beginning of period	37	44	44	44
Preferred stock redeemed	-	-	(7)	-
At end of period	37	44	37	44

Total Equity at End of Period	$4,837	$4,603	$4,837	$4,603

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

In 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million.  Consumers subsequently filed an application with the MPSC requesting authority to utilize $85 million of the settlement amount as recovery of its regulatory asset, and to refund to customers $23 million previously collected through rates for spent nuclear fuel costs.  In December 2012, the MPSC approved this treatment, and Consumers refunded $23 million to customers over the six-month period from January 2013 through June 2013.  Consumers recognized the remaining $12 million of the settlement as a reduction of maintenance and other operating expenses.  In March 2013, a party filed an appeal with the Michigan Court of Appeals to dispute the MPSC’s December 2012 order.

Renewable Energy Plan:  In January 2013, Consumers received a $69 million renewable energy grant for Lake Winds® Energy Park, which began operations in November 2012.  The grant was received from the U.S. Department of Treasury under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009.

As reflected in Consumers’ 2011 biennial renewable energy plan, which the MPSC approved in 2012, this grant reduces Consumers’ cost of complying with the renewable standards prescribed by the 2008 Energy Law and, accordingly, reduces the overall renewable energy surcharge to be collected from customers.  At September 30, 2013, Consumers had a $68 million regulatory liability recorded for the grant.  The regulatory liability will be amortized over the life of Lake Winds® Energy Park.

In May 2013, Consumers filed a revised renewable energy plan that reduced the size and cost of the Cross Winds® Energy Park.  In June 2013, the MPSC issued an order approving Consumers’ 2011 renewable cost reconciliation filing.  In July 2013, Consumers filed its 2012 renewable cost reconciliation and annual report.

Energy Optimization Plan:  In May 2013, Consumers filed its fourth annual report and reconciliation for its energy optimization plan, requesting approval of its energy optimization plan costs for 2012.  In October  2013, Consumers filed a settlement agreement, which, if approved, would authorize Consumers to collect $17 million from customers during 2014 as an incentive payment for exceeding statutory targets under both its gas and electric energy optimization plans during 2012.  In August 2013, Consumers filed its energy optimization plan for the period 2014 through 2017 with the MPSC.

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

In December 2012, the MPSC approved Consumers’ reconciliation of the gas revenue decoupling mechanism for the period June 2010 through May 2011 and authorized recovery of $16 million over a three-month period that began in February 2013.  Due to high customer deliveries during this three-month period, Consumers collected more than the amount authorized and refunded the over-collection in August 2013.  In January 2013, ABATE filed an appeal with the Michigan Court of Appeals to dispute the MPSC’s conclusion that Consumers is eligible to recover the portion of the authorized recovery amount allocated to transport customers.

Consumers filed its final reconciliation of the gas revenue decoupling mechanism in August 2012, requesting recovery of $17 million from customers for the period June 2011 through April 2012.  At September 30, 2013, Consumers had a $17 million regulatory asset recorded for gas revenue decoupling for that period.

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

In August 2013, the joint defense group in these cases, of which CMS Energy defendants are members, filed a petition with the U.S. Supreme Court in an attempt to overturn the decision of the U.S. Court of Appeals for the Ninth Circuit.  Plaintiffs’ responses to the petition are due in late October 2013.

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

Various claims have been brought against CMS Land or its affiliates, including CMS Energy, alleging environmental damage to property, loss of property value, insufficient disclosure of environmental matters, breach of agreement relating to access, or other matters.  In 2010, CMS Land and other parties received a demand for payment from the EPA in the amount of $7 million, plus interest, whereby the EPA is seeking recovery under Superfund of the EPA’s response costs incurred at the Bay Harbor site.  CMS Land has communicated to the EPA that it does not believe that this is a valid claim.

CMS Energy has recorded a cumulative charge related to Bay Harbor of $228 million, which includes accretion expense.  At September 30, 2013, CMS Energy had a recorded liability of $55 million for its remaining obligations.  CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs.  The undiscounted amount of the remaining obligation is $73 million.  CMS Energy expects to pay $12 million in 2013, $4 million in each of 2014, 2015, 2016, and 2017, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.

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

Cleanup and Solid Waste:  Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA.  Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome.  Consumers estimates that its liability for NREPA sites will be between $4 million and $6 million.  At September 30, 2013, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability.

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

Based on its experience, Consumers estimates that its share of the total liability for other known Superfund sites will be between $2 million and $8 million.  Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability.  At September 30, 2013, Consumers had a recorded liability of $2 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable Superfund liability.

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

At September 30, 2013, Consumers had a recorded liability of $121 million for its remaining obligations for these sites.  This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent.  The undiscounted amount of the remaining obligation is $131 million.  Consumers expects to incur remediation and other response activity costs in 2013 and in each of the next four years as follows:

				In Millions
	2013	2014	2015	2016	2017
Consumers
Remediation and other response activity costs	$8	$8	$12	$12	$9

Consumers periodically reviews these cost estimates.  Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period.  At September 30, 2013, Consumers had a regulatory asset of $150 million related to the MGP sites.

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

GUARANTEES

Presented in the following table are CMS Energy’s and Consumers’ guarantees at September 30, 2013:

					In Millions
			Maximum		Carrying
Guarantee Description	Issue Date	Expiration Date	Obligation		Amount
CMS Energy, including Consumers
Indemnity obligations from asset sales and other agreements	Various	Various through September 2029	$476	[1]	$16
Guarantees	Various	Various through March 2021	57		-
Consumers
Indemnity obligations and other guarantees	Various	Various through September 2029	$30		$1

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

Presented in the following table is additional information regarding CMS Energy’s and Consumers’ guarantees:

Guarantee Description	How Guarantee Arose	Events That Would Require Performance
CMS Energy, including Consumers
Indemnity obligations from asset	Stock and asset sale	Findings of misrepresentation,
sales and other agreements	agreements	breach of warranties, tax claims, and
other specific events or
circumstances

Guarantees	Normal operating	Nonperformance or non-payment by a
	activity	subsidiary under a related contract
Consumers
Indemnity obligations and	Normal operating	Nonperformance or claims made by a third
other guarantees	activity	party under a related contract

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

3:               FINANCINGS AND CAPITALIZATION

Presented in the following table is a summary of major long-term debt transactions during the nine months ended September 30, 2013:

	Principal		Issue/Retirement
	(In Millions)	Interest Rate	Date	Maturity Date
Debt issuances
CMS Energy
Senior notes	$250	4.700%	March 2013	March 2043
Total CMS Energy parent	$250
Consumers
FMBs	$425	3.950%	May 2013	May 2043
FMBs	325	3.375	August 2013	August 2023
Total Consumers	$750
Total debt issuances	$1,000
Debt retirements
CMS Energy
Senior notes	$250	2.750%	September 2013	May 2014
Total CMS Energy parent	$250
Consumers
FMBs	$200	6.000%	June 2013	February 2014
FMBs	225	5.000	June 2013	March 2015
Total Consumers	$425
Total debt retirements	$675

Revolving Credit Facilities:  The following secured revolving credit facilities with banks were available at September 30, 2013:

				In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy
December 21, 2017[1]	$550	$25	$2	$523
Consumers
December 21, 2017[2]	$500	$-	$-	$500
April 18, 2017[2]	150	-	-	150
September 9, 2014[2]	30	-	30	-

1 Obligations under this facility are secured by Consumers common stock.

2 Obligations under this facility are secured by FMBs of Consumers.

Short-term Borrowings:  Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements.  These transactions are accounted for as short-term secured borrowings.  At September 30, 2013, $250 million of accounts receivable were eligible for transfer.  During the nine months ended September 30, 2013, Consumers’ average short-term borrowings totaled $7 million, with a weighted-average annual interest rate of 0.94 percent.

Contingently Convertible Securities:  Presented in the following table are the significant terms of CMS Energy’s contingently convertible securities at September 30, 2013:

Security	Maturity	Outstanding (In Millions)	Adjusted Conversion Price	Adjusted Trigger Price
5.50% senior notes	2029	$ 172	$ 13.74	$ 17.86

During 20 of the last 30 trading days ended September 30, 2013, the adjusted trigger-price contingencies were met for the contingently convertible senior notes, and as a result, the senior notes are convertible at the option of the note holders for the three months ending December 31, 2013.  The senior notes, if converted, require CMS Energy to pay cash up to the principal amount of the securities.  Any conversion value in excess of the principal amount can be paid in cash or in shares of CMS Energy’s common stock, at the election of CMS Energy.

Dividend Restrictions:  Under provisions of the Michigan Business Corporation Act, at September 30, 2013, payment of common stock dividends by CMS Energy was limited to $3.4 billion.

Under the provisions of its articles of incorporation, at September 30, 2013, Consumers had $650 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy.  Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings.  Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings.  Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.

For the nine months ended September 30, 2013, CMS Energy received $300 million of common stock dividends from Consumers.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities, by level within the fair value hierarchy, recorded at fair value on a recurring basis:

					In Millions
	September 30, 2013				December 31, 2012
		Level				Level
	Total	1	2	3	Total	1	2	3
CMS Energy, including Consumers
Assets
Cash equivalents	$100	$100	$-	$-	$53	$53	$-	$-
Restricted cash equivalents	14	14	-	-	14	14	-	-
Nonqualified deferred compensation plan assets	6	6	-	-	5	5	-	-
DB SERP
Cash equivalents	-	-	-	-	2	2	-	-
Mutual funds	137	137	-	-	126	126	-	-
Derivative instruments
Commodity contracts	9	-	2	7	3	-	-	3
Total	$266	$257	$2	$7	$203	$200	$-	$3
Liabilities
Nonqualified deferred compensation plan liabilities	$6	$6	$-	$-	$5	$5	$-	$-
Derivative instruments
Commodity contracts	2	-	1	1	4	-	3	1
Total	$8	$6	$1	$1	$9	$5	$3	$1
Consumers
Assets
Cash equivalents	$84	$84	$-	$-	$-	$-	$-	$-
Restricted cash equivalents	13	13	-	-	13	13	-	-
CMS Energy common stock	29	29	-	-	32	32	-	-
Nonqualified deferred compensation plan assets	4	4	-	-	4	4	-	-
DB SERP
Cash equivalents	-	-	-	-	1	1	-	-
Mutual funds	96	96	-	-	85	85	-	-
Derivative instruments
Commodity contracts	6	-	-	6	2	-	-	2
Total	$232	$226	$-	$6	$137	$135	$-	$2
Liabilities
Nonqualified deferred compensation plan liabilities	$4	$4	$-	$-	$4	$4	$-	$-
Total	$4	$4	$-	$-	$4	$4	$-	$-

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS USING SIGNIFICANT LEVEL 3 INPUTS

The largest change in the fair values of Level 3 assets and liabilities at CMS Energy and Consumers during the three and nine months ended September 30, 2013 and 2012 was attributable to the FTRs.

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

									In Millions

	September 30, 2013					December 31, 2012
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Securities held to maturity	$ 10	$10	$-	$10	$-	$9	$10	$-	$10	$-
Notes receivable[1]	597	629	-	-	629	544	581	-	-	581
Long-term debt[2]	7,600	8,354	-	7,369	985	7,229	8,347	-	7,321	1,026
Consumers
Long-term debt[3]	$ 4,633	$5,046	$-	$4,061	$985	$4,338	$5,015	$-	$3,989	$1,026

1 Includes current portion of notes receivable of $58 million at September 30, 2013 and $40 million at December 31, 2012.

2 Includes current portion of long-term debt of $511 million at September 30, 2013 and $519 million at December 31, 2012.

3 Includes current portion of long-term debt of $42 million at September 30, 2013 and $41 million at December 31, 2012.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt.  At September 30, 2013 and December 31, 2012, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements.  This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

In Millions
	September 30, 2013				December 31, 2012
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$137	$-	$-	$137	$123	$3	$-	$126
Held to maturity
Debt securities	10	-	-	10	9	1	-	10
Consumers
Available for sale
DB SERP
Mutual funds	$96	$-	$-	$96	$83	$2	$-	$85
CMS Energy common stock	5	24	-	29	6	26	-	32

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities.  During the nine months ended September 30, 2013, CMS Energy contributed $16 million to the DB SERP, which included a contribution of $13 million by Consumers.  The contributions were used to acquire additional shares in the mutual funds.  Debt securities classified as held to maturity consist primarily of mortgage-backed securities held by EnerBank.

Consumers recognized gains of $4 million in January 2013 and $5 million in January 2012 from transferring shares of CMS Energy common stock to a related charitable foundation.  The gains reflected the excess of fair value over cost of the stock donated and were included in income.

6:               NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

In Millions
	September 30, 2013	December 31, 2012
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$58	$40
Other	26	1
Non-current
EnerBank notes receivable, net of allowance for loan losses	539	504
Other	-	16
Total notes receivable	$623	$561
Consumers
Current
Other	$25	$-
Non-current
Other	-	16
Total notes receivable	$25	$16

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

Presented in the following table are the changes in the allowance for loan losses:

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2013	2012	2013	2012
Balance at beginning of period	$5	$5	$5	$5
Charge-offs	(1)	(2)	(4)	(4)
Recoveries	-	1	1	1
Provision for loan losses	1	1	3	3
Balance at end of period	$5	$5	$5	$5

Loans that are 30 days or more past due are considered delinquent.  The balance of EnerBank’s delinquent consumer loans was $3 million at September 30, 2013 and at December 31, 2012.

At September 30, 2013 and December 31, 2012, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

7:               RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.

Presented in the following table are the costs incurred in CMS Energy’s and Consumers’ retirement benefits plans:

							In Millions
	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	2013	2012	2013	2012	2013	2012	2013	2012
CMS Energy, including
Net periodic cost (credit)
Service cost	$13	$12	$40	$36	$5	$8	$23	$24
Interest expense	23	24	70	74	14	21	52	62
Expected return on plan assets	(32)	(31)	(96)	(94)	(20)	(17)	(58)	(50)
Amortization of:
Net loss	24	19	72	57	3	12	24	35
Prior service cost (credit)	1	1	3	4	(10)	(5)	(20)	(15)
Net periodic cost (credit)	$29	$25	$89	$77	$(8)	$19	$21	$56
Consumers
Net periodic cost (credit)
Service cost	$13	$12	$39	$35	$5	$7	$23	$23
Interest expense	23	24	69	72	14	20	50	60
Expected return on plan assets	(31)	(30)	(94)	(91)	(19)	(15)	(54)	(46)
Amortization of:
Net loss	23	18	70	55	3	12	24	35
Prior service cost (credit)	1	1	3	4	(10)	(5)	(20)	(15)
Net periodic cost (credit)	$29	$25	$87	$75	$(7)	$19	$23	$57

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

As a result of these changes, CMS Energy’s (including Consumers’) OPEB liability decreased by $638 million, its OPEB regulatory asset of $580 million was eliminated, and an OPEB regulatory liability of $34 million was established as of July 1, 2013.  CMS Energy’s accumulated other comprehensive loss decreased by $24 million.  CMS Energy’s (including Consumers’) OPEB cost is expected to decrease by $48 million in 2013.  Consumers’ OPEB liability decreased by $614 million, its OPEB regulatory asset of $580 million was eliminated, and an OPEB regulatory liability of $34 million was established as of July 1, 2013.  Consumers’ OPEB cost is expected to decrease by $46 million in 2013.

CMS Energy and Consumers also remeasured certain deferred tax assets as a result of the approved change to the Medicare drug program.  Effective January 2015, CMS Energy and Consumers will no longer receive Medicare Part D drug subsidies.  Accordingly, CMS Energy (including Consumers) decreased its deferred tax assets by $148 million, reduced its regulatory income tax liabilities by $144 million, and increased its income tax expense by $4 million.  Consumers decreased its deferred tax assets by $144 million, and reduced its regulatory income tax liabilities by an equal amount.

8:               EARNINGS PER SHARE – CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

		In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2013	2012	2013	2012
Income available to common stockholders
Income from continuing operations	$127	$149	$352	$310
Less income attributable to noncontrolling interests	1	1	2	2
Income from continuing operations available to common stockholders – basic and diluted	$126	$148	$350	$308
Average common shares outstanding
Weighted-average shares – basic	264.8	262.9	264.3	259.9
Add dilutive contingently convertible securities	6.2	5.1	6.2	7.2
Add dilutive non-vested stock awards	1.0	1.0	1.1	1.0
Weighted-average shares – diluted	272.0	269.0	271.6	268.1
Income from continuing operations per average common share available to common stockholders
Basic	$0.48	$0.56	$1.32	$1.18
Diluted	0.46	0.55	1.29	1.14

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

•                 gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and

•                 other, including a consolidated special-purpose entity for the sale of accounts receivable.

Presented in the following tables is financial information by reportable segment:

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2013	2012	2013	2012
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,188	$1,239	$3,175	$3,073
Gas utility	198	209	1,472	1,332
Enterprises	44	44	136	136
Other	15	15	47	42
Total operating revenue – CMS Energy	$1,445	$1,507	$4,830	$4,583
Consumers
Operating revenue
Electric utility	$1,188	$1,239	$3,175	$3,073
Gas utility	198	209	1,472	1,332
Total operating revenue – Consumers	$1,386	$1,448	$4,647	$4,405
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$156	$165	$315	$297
Gas utility	(4)	(3)	97	61
Enterprises	(4)	5	1	9
Other	(22)	(19)	(63)	(52)
Total net income available to common stockholders – CMS Energy	$126	$148	$350	$315
Consumers
Net income (loss) available to common stockholder
Electric utility	$156	$165	$315	$297
Gas utility	(4)	(3)	97	61
Other	-	-	1	1
Total net income available to common stockholder – Consumers	$152	$162	$413	$359

		In Millions
	September 30, 2013	December 31, 2012
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility	$11,652	$11,041
Gas utility	4,759	4,400
Enterprises	116	113
Other	39	38
Total plant, property, and equipment, gross – CMS Energy	$16,566	$15,592
Consumers
Plant, property, and equipment, gross
Electric utility	$11,652	$11,041
Gas utility	4,759	4,400
Other	15	15
Total plant, property, and equipment, gross – Consumers	$16,426	$15,456
CMS Energy, including Consumers
Total assets
Electric utility[1]	$10,412	$10,423
Gas utility[1]	5,039	5,016
Enterprises	188	181
Other	1,347	1,511
Total assets – CMS Energy	$16,986	$17,131
Consumers
Total assets
Electric utility[1]	$10,412	$10,423
Gas utility[1]	5,039	5,016
Other	643	836
Total assets – Consumers	$16,094	$16,275

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        Unregistered Sales of Equity Securities

None.

(c)        Issuer Repurchases of Equity Securities

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended September 30, 2013:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under Publicly
	of Shares	Price Paid	Announced Plans or	Announced Plans or
Period	Purchased[1]	per Share	Programs	Programs
July 1, 2013 to
July 31, 2013	2	$26.63	-	-
August 1, 2013 to
August 31, 2013	293,911	28.52	-	-
September 1, 2013 to
September 30, 2013	2,326	28.52	-	-
Total	296,239	$28.52	-	-

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

122nd Supplemental Indenture dated as of August 9, 2013 between Consumers and The Bank of New York Mellon, as Trustee  (Exhibit 4.1 to Form 8-K filed August 9, 2013 and incorporated herein by reference)

10.1[1]	—	CMS Incentive Compensation Plan for CMS Energy and Consumers Energy Officers, amended and restated effective as of January 1, 2014
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[2]	—	XBRL Instance Document
101.SCH[2]	—	XBRL Taxonomy Extension Schema
101.CAL[2]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[2]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[2]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[2]	—	XBRL Taxonomy Extension Presentation Linkbase

1 Management contract or compensatory plan or arrangement.

2 The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION
(Registrant)

Dated: October 24, 2013	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

CONSUMERS ENERGY COMPANY
(Registrant)

Dated: October 24, 2013	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

EXHIBITS

CMS ENERGY’S AND CONSUMERS’ EXHIBIT INDEX

Exhibits		Description
10.1[1]	—	CMS Incentive Compensation Plan for CMS Energy and Consumers Energy Officers, amended and restated effective as of January 1, 2014
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[2]	—	XBRL Instance Document
101.SCH[2]	—	XBRL Taxonomy Extension Schema
101.CAL[2]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[2]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[2]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[2]	—	XBRL Taxonomy Extension Presentation Linkbase

1 Management contract or compensatory plan or arrangement.

2 The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”