Form 10-K
period 2013-12-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2014-02-06
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(517) 788-0550

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Registrant	Title of Class	on Which Registered
CMS Energy Corporation	Common Stock, $0.01 par value	New York Stock Exchange
Consumers Energy Company	Cumulative Preferred Stock, $100 par value: $4.50 Series	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

CMS Energy Corporation:  Yes ☐  No ☒  Consumers Energy Company:  Yes ☐  No ☒

The aggregate market value of CMS  Energy voting and non-voting common equity held by non-affiliates was $7.253 billion for the 266,947,124 CMS Energy Common Stock shares outstanding on June 28, 2013 based on the closing sale price of $27.17 for CMS Energy Common Stock, as reported by the New York Stock Exchange on such date.

There were 267,207,862 shares of CMS Energy Common Stock outstanding on January 9, 2014, including 1,091,320 shares owned by Consumers Energy Company.  On January 9, 2014, CMS Energy held all voting and non-voting common equity of Consumers.  Documents incorporated by reference in Part III:  CMS Energy’s proxy statement and Consumers’ information statement relating to the 2014 annual meeting of stockholders to be held May 16, 2014.

CMS Energy Corporation

Consumers Energy Company

Annual Reports on Form 10-K to the Securities and Exchange Commission for the Year Ended

December 31, 2013

(This page intentionally left blank)

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2008 Energy Law	Comprehensive energy reform package enacted in Michigan in 2008

ABATE	Association of Businesses Advocating Tariff Equity

ABO	Accumulated benefit obligation; the liabilities of a pension plan based on service and pay to date, which differs from the PBO in that it does not reflect expected future salary increases

AFUDC	Allowance for borrowed and equity funds used during construction

AOCI	Accumulated other comprehensive income (loss)

ARO	Asset retirement obligation

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan, in which CMS Energy sold its interest in 2002

bcf	Billion cubic feet

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

Btu	British thermal unit

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company, formerly known as CMS Field Services

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CAO	Chief Accounting Officer

CCR	Coal combustion residual

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980

CFO	Chief Financial Officer

city-gate contract	An arrangement made for the point at which a local distribution company physically receives gas from a supplier or pipeline

Clean Air Act	Federal Clean Air Act of 1963, as amended

Clean Water Act	Federal Water Pollution Control Act of 1972, as amended

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly known as CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM in 2004

CMS Viron	CMS Viron Corporation, a wholly owned subsidiary of CMS ERM

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy

Consumers Funding

Consumers Funding LLC, a wholly owned consolidated bankruptcy-remote subsidiary of Consumers and special-purpose entity organized for the sole purpose of purchasing and owning Securitization property, issuing Securitization bonds, and pledging its interest in Securitization property to a trustee to collateralize the Securitization bonds

CSAPR	The Cross-State Air Pollution Rule

DB SERP	Defined Benefit Supplemental Executive Retirement Plan

DCCP	Defined Company Contribution Plan

DC SERP	Defined Contribution Supplemental Executive Retirement Plan

DIG	Dearborn Industrial Generation, L.L.C., a wholly owned subsidiary of Dearborn Industrial Energy, L.L.C., a wholly owned subsidiary of CMS Energy

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice

DTE Electric	DTE Electric Company, a non-affiliated company

DTE Gas	DTE Gas Company, a non-affiliated company

EBITDA	Earnings before interest, taxes, depreciation, and amortization

EGWP	Employer Group Waiver Plan

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

Environmental Mitigation Projects	Environmentally beneficial projects that a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

fine particulate matter	Particulate matter that is 2.5 microns or less in diameter

First Mortgage Bond Indenture	The indenture dated as of September 1, 1945 between Consumers and The Bank of New York Mellon, as Trustee, as amended and supplemented

FLI Liquidating Trust	Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non-affiliated entity

FMB	First mortgage bond

FOV	Finding of Violation

FTR	Financial transmission right

GAAP	U.S. Generally Accepted Accounting Principles

GCC	Gas Customer Choice, which allows gas customers to purchase gas from alternative suppliers

GCR	Gas cost recovery

Genesee	Genesee Power Station Limited Partnership, a VIE in which HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50 percent interest

Grayling	Grayling Generating Station Limited Partnership, a VIE in which HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50 percent interest

GWh	Gigawatt-hour, a unit of energy equal to one billion watt-hours

Health Care Acts	Comprehensive health care reform enacted in March 2010, comprising the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act

IRS	Internal Revenue Service

kilovolts	Thousand volts, a unit used to measure the difference in electrical pressure along a current

kVA	Thousand volt-amperes, a unit used to reflect the electrical power capacity rating of equipment or a system

kWh	Kilowatt-hour, a unit of energy equal to one thousand watt-hours

LIBOR	The London Interbank Offered Rate

Ludington	Ludington pumped-storage plant, jointly owned by Consumers and DTE Electric

MACT	Maximum Achievable Control Technology, which is the emission control that is achieved in practice by the best-controlled similar source

MATS	Mercury and Air Toxics Standards, which limit mercury, acid gases, and other toxic pollution from coal-fueled and oil-fueled power plants

MBT	Michigan Business Tax

mcf	Thousand cubic feet

MCIT	Michigan Corporate Income Tax

MCV Facility	A 1,647 MW gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership

MCV Partnership	Midland Cogeneration Venture Limited Partnership

MCV PPA	PPA between Consumers and the MCV Partnership

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDEQ	Michigan Department of Environmental Quality

MDL	A pending multi-district litigation case in Nevada arising out of several consolidated cases

MGP	Manufactured gas plant

MISO	The Midcontinent Independent System Operator, Inc.

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

MPSC	Michigan Public Service Commission

MRV	Market-related value of plan assets

MW	Megawatt, a unit of power equal to one million watts

MWh	Megawatt-hour, a unit of energy equal to one million watt-hours

NAV	Net asset value

NERC

The North American Electric Reliability Corporation, a non-affiliated company responsible for developing and enforcing reliability standards, monitoring the bulk power system, and educating and certifying industry personnel

NOV	Notice of Violation

NPDES	National Pollutant Discharge Elimination System, a permit system for regulating point sources of pollution under the Clean Water Act

NREPA	Part 201 of the Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation

NSR	New Source Review, a construction-permitting program under the Clean Air Act

NYMEX	The New York Mercantile Exchange

OPEB	Other Post-Employment Benefits

OPEB Plan	Defined benefit postretirement health-care and life insurance plans of CMS Energy, Consumers, and Panhandle

Palisades	Palisades nuclear power plant, sold by Consumers to Entergy in 2007

Panhandle	Panhandle Eastern Pipe Line Company, a former wholly owned subsidiary of CMS Gas Transmission

PBO	Projected benefit obligation

PCB	Polychlorinated biphenyl

Pension Plan	Trusteed, non-contributory, defined benefit pension plan of CMS Energy, Consumers, and Panhandle

PISP	Performance Incentive Stock Plan

PPA	Power purchase agreement

PSCR	Power supply cost recovery

PSD	Prevention of Significant Deterioration

REC	Renewable energy credit established under the 2008 Energy Law

ReliabilityFirst Corporation	ReliabilityFirst Corporation, a non-affiliated company responsible for the preservation and enhancement of bulk power system reliability and security

Renewable Operating Permit	Michigan’s Title V permitting program under the Clean Air Act

Resource Conservation and Recovery Act	Federal Resource Conservation and Recovery Act of 1976

RMRR	Routine maintenance, repair, and replacement

ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to a Michigan statute enacted in 2000

S&P	Standard & Poor’s Financial Services LLC

SEC	U.S. Securities and Exchange Commission

Securitization

A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of securitization bonds issued by a special-purpose entity affiliated with such utility

Sherman Act	Sherman Antitrust Act of 1890

Smart Energy

Consumers’ Smart Energy grid modernization project, which includes the installation of smart meters that transmit and receive data, a two-way communications network, and modifications to Consumers’ existing information technology system to manage the data and enable changes to key business processes

T.E.S. Filer City	T.E.S. Filer City Station Limited Partnership, a VIE in which HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50 percent interest

Title V	A federal program under the Clean Air Act designed to standardize air quality permits and the permitting process for major sources of emissions across the U.S.

Trunkline	Trunkline Gas Company, LLC, a non-affiliated company and wholly owned subsidiary of Panhandle

TSR	Total shareholder return

USW	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC

UWUA	Utility Workers Union of America, AFL-CIO

VEBA trust	Voluntary employees’ beneficiary association trusts accounts established specifically to set aside employer-contributed assets to pay for future expenses of the OPEB Plan

VIE	Variable interest entity

FILING FORMAT

This combined Form 10-K is separately filed by CMS Energy and Consumers.  Information in this combined Form 10-K relating to each individual registrant is filed by such registrant on its own behalf.  Consumers makes no representation regarding information relating to any other companies affiliated with CMS Energy other than its own subsidiaries.  None of CMS Energy, CMS Enterprises, nor any of CMS Energy’s other subsidiaries (other than Consumers) has any obligation in respect of Consumers’ debt securities and holders of such debt securities should not consider the financial resources or results of operations of CMS Energy, CMS Enterprises, nor any of CMS Energy’s other subsidiaries (other than Consumers and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers’ debt securities.  Similarly, none of Consumers nor any other subsidiary of CMS Energy has any obligation in respect of debt securities of CMS Energy.

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-K and other written and oral statements that CMS Energy and Consumers make may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.  The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty.  This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook.  CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements.  These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements.  These factors include, but are not limited to, the following, all of which are potentially significant:

•                 the impact of new regulation by the MPSC or FERC and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures;

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

•                 factors affecting operations, such as costs and availability of personnel, equipment, and materials, unusual weather conditions, catastrophic weather-related damage, scheduled or unscheduled equipment outages, maintenance or repairs, environmental incidents, equipment failures, and electric transmission and distribution or gas pipeline system constraints;

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

All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings.  For additional details regarding these and other uncertainties, see Item 1A. Risk Factors; Item 8. Financial Statements and Supplementary Data, MD&A — Outlook; and Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements — Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.

PART I

ITEM 1. BUSINESS

GENERAL

CMS ENERGY

CMS Energy was formed as a corporation in Michigan in 1987 and is an energy company operating primarily in Michigan.  It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic independent power producer.  Consumers serves individuals and businesses operating in the alternative energy, automotive, chemical, metal, and food products industries, as well as a diversified group of other industries.  CMS Enterprises, through its subsidiaries and equity investments, is engaged primarily in independent power production and owns power generation facilities fueled mostly by natural gas and biomass.

CMS Energy manages its businesses by the nature of services each provides, and operates principally in three business segments:  electric utility, gas utility, and enterprises, its non-utility operations and investments.  Consumers’ consolidated operations account for substantially all of CMS Energy’s total assets, income, and operating revenue.  CMS Energy’s consolidated operating revenue was $6.6 billion in 2013, $6.3 billion in 2012, and $6.5 billion in 2011.

For further information about operating revenue, operating income, and identifiable assets and liabilities attributable to all of CMS Energy’s business segments and operations, see Item 8. Financial Statements and Supplementary Data, CMS Energy’s Selected Financial Information, Consolidated Financial Statements, and Notes to the Consolidated Financial Statements.

CONSUMERS

Consumers has served Michigan customers since 1886.  Consumers was incorporated in Maine in 1910 and became a Michigan corporation in 1968.  Consumers owns and operates electric distribution and generation facilities and gas transmission, storage, and distribution facilities.  It provides electricity and/or natural gas to 6.5 million of Michigan’s 10 million residents.  Consumers’ rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and FERC, as described in “CMS Energy and Consumers Regulation” in this Item 1.

Consumers’ consolidated operating revenue was $6.3 billion in 2013, $6.0 billion in 2012, and $6.3 billion in 2011.  For further information about operating revenue, operating income, and identifiable assets and liabilities attributable to Consumers’ electric and gas utility operations, see Item 8. Financial Statements and Supplementary Data, Consumers’ Selected Financial Information, Consolidated Financial Statements, and Notes to the Consolidated Financial Statements.

Consumers owns its principal properties in fee, except that most electric lines and gas mains are located below public roads or on land owned by others and are accessed by Consumers through easements and other rights.  Almost all of Consumers’ properties are subject to the lien of its First Mortgage Bond Indenture.  For additional information on Consumers’ properties, see Consumers Electric Utility — Electric Utility Properties and Consumers Gas Utility — Gas Utility Properties in the “Business Segments” section of this Item 1.

In 2013, Consumers served 1.8 million electric customers and 1.7 million gas customers in Michigan’s Lower Peninsula.  Presented in the following map is Consumers’ service territory:

BUSINESS SEGMENTS

CONSUMERS ELECTRIC UTILITY

Electric Utility Operations:  Consumers’ electric utility operations, which include the generation, purchase, distribution, and sale of electricity, generated operating revenue of $4.2 billion in 2013, $4.0 billion in 2012, and $3.9 billion in 2011.  Consumers’ electric utility customer base consists of a mix of residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2013 electric utility operating revenue of $4.2 billion by customer class:

Consumers’ electric utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.

In 2013, Consumers’ electric deliveries were 37 billion kWh, which included ROA deliveries of four billion kWh, resulting in net bundled sales of 33 billion kWh.  In 2012, Consumers’ electric deliveries were 38 billion kWh, which included ROA deliveries of four billion kWh, resulting in net bundled sales of 34 billion kWh.

Consumers’ electric utility operations are seasonal.  The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment.

Presented in the following illustration are Consumers’ monthly weather-adjusted electric deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including ROA deliveries, during 2013 and 2012:

Consumers’ 2013 summer peak demand was 8,509 MW, which included ROA demand of 556 MW.  For the 2012-2013 winter period, Consumers’ peak demand was 5,845 MW, which included ROA demand of 461 MW.  As required by MISO reserve margin requirements, Consumers owns or controls, through long-term contracts, capacity required to supply most of its projected firm peak load and necessary reserve margin for summer 2014.  Consumers expects to acquire the balance of its 2014 requirements through MISO’s forward capacity auction scheduled to be conducted in April 2014.

Electric Utility Properties:  Consumers’ distribution system consists of:

•                 422 miles of high-voltage distribution radial lines operating at 120 kilovolts or above;

•                 4,259 miles of high-voltage distribution overhead lines operating at 23 kilovolts, 46 kilovolts, and 69 kilovolts;

•                 18 miles of high-voltage distribution underground lines operating at 23 kilovolts and 46 kilovolts;

•                 55,996 miles of electric distribution overhead lines;

•                 10,210 miles of underground distribution lines; and

•                 substations with an aggregate transformer capacity of 24 million kVA.

Consumers is interconnected to the interstate high-voltage electric transmission system owned by Michigan Electric Transmission Company, LLC, a non-affiliated company, and operated by MISO.  Consumers is also interconnected to neighboring utilities and to other transmission systems.

At December 31, 2013, Consumers’ electric generating system consisted of the following:

	Number of Units and	2013 Generation Capacity	[1]	2013 Net Generation
Name and Location (Michigan)	Year Entered Service	(MW)		(GWh)
Coal generation
J.H. Campbell 1 & 2 – West Olive	2 Units, 1962-1967	607		3,167
J.H. Campbell 3 – West Olive[2]	1 Unit, 1980	751		5,054
B.C. Cobb 4 & 5 – Muskegon[3]	2 Units, 1956-1957	312		1,801
D.E. Karn 1 & 2 – Essexville	2 Units, 1959-1961	515		2,630
J.C. Weadock 7 & 8 – Essexville[3]	2 Units, 1955-1958	290		1,639
J.R. Whiting 1-3 – Erie[3]	3 Units, 1952-1953	324		1,660
Total coal generation		2,799		15,951
Oil/Gas steam generation
B.C. Cobb 1-3 – Muskegon[4]	3 Units, 1999-2000	-		-
D.E. Karn 3 & 4 – Essexville	2 Units, 1975-1977	1,276		35
Zeeland (combined cycle) – Zeeland	1 Unit, 2002	519		1,209
Total oil/gas steam generation		1,795		1,244
Hydroelectric
Conventional hydro generation	13 Plants, 1906-1949	76		443
Ludington – Ludington	6 Units, 1973	953	[5]	(371)[6]
Total hydroelectric		1,029		72
Gas/Oil combustion turbine
Various plants	7 Plants, 1966-1971	40		4
Zeeland (simple cycle) – Zeeland	2 Units, 2001	308		171
Total gas/oil combustion turbine		348		175
Wind generation
Lake Winds® Energy Park	56 Turbines, 2012	13		261
Total wind generation		13		261
Total owned generation		5,984		17,703
Purchased and interchange power[7]		2,619	[8]	16,777	[9]
Total supply		8,603		34,480
Generation and transmission use/loss				1,582
Total net bundled sales				32,898

1   Represents each plant’s electric generation capacity during the summer months.

2  Represents Consumers’ share of the capacity of the J.H. Campbell 3 unit, net of the 6.69-percent ownership interest of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc.

3  Subject to a successful Securitization transaction, Consumers plans to retire these seven smaller coal-fueled generating units by April 2016.  For further information, see Item 8. Financial Statements and Supplementary Data, MD&A – Outlook, “Consumers Electric Utility Business Outlook and Uncertainties – Balanced Energy Initiative.”

4  B.C. Cobb 1-3 were coal-fueled units that were retired and subsequently converted to gas-fueled units.  B.C. Cobb 1-3 were placed back into service in the years indicated and mothballed beginning in April 2009.  Subject to a successful Securitization transaction, Consumers plans to retire these units by April 2016.

5  Represents Consumers’ 51-percent share of the capacity of Ludington.  DTE Electric holds the remaining 49-percent ownership interest.

6  Represents Consumers’ share of net pumped-storage generation.  The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak-demand hours.

7  Includes purchases from the MISO energy market, long-term purchase contracts, and seasonal purchases.

8  Includes 1,240 MW of purchased contract capacity from the MCV Facility and 778 MW of purchased contract capacity from Palisades.

9  Includes 2,381 GWh of purchased energy from the MCV Facility and 6,915 GWh of purchased energy from Palisades.

Consumers’ generation capacity is a measure of the maximum electric output that Consumers has available to meet peak load requirements.  As shown in the following illustration, Consumers’ 2013 generation capacity of 8,603 MW, including purchased capacity of 2,619 MW, relied on a variety of fuel sources:

Electric Utility Supply:  Over the last five years, Consumers’ electric supply came from the following sources:

					GWh
Net Generation	2013	2012	2011	2010	2009
Owned generation
Coal	15,951	14,027	15,468	17,879	17,255
Gas	1,415	3,003	1,912	1,043	565
Renewable energy	704	433	425	365	466
Oil	4	6	7	21	14
Net pumped storage[1]	(371)	(295)	(365)	(366)	(303)
Total owned generation	17,703	17,174	17,447	18,942	17,997
Purchased and interchange power
Purchased renewable energy[2]	2,250	1,435	1,587	1,582	1,472
Purchased generation – other[2]	10,871	13,104	11,087	10,421	10,066
Net interchange power[3]	3,656	4,151	6,825	6,045	6,925
Total purchased and interchange power	16,777	18,690	19,499	18,048	18,463
Total supply	34,480	35,864	36,946	36,990	36,460

1   Represents Consumers’ share of net pumped-storage generation.  The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak-demand hours.

2   Includes purchases from long-term purchase contracts.

3   Includes purchases from the MISO energy market and seasonal purchases.

During 2013, Consumers purchased 49 percent of the electricity it provided to customers through long-term PPAs, seasonal purchases, and the MISO energy market.  Consumers offers its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the market to serve the demand of its customers.  Consumers is a net purchaser of power and supplements its generation capability with purchases from the MISO energy market to meet its customers’ needs during peak demand periods.

At December 31, 2013, Consumers had unrecognized future commitments (amounts for which liabilities, in accordance with GAAP, have not been recorded on its balance sheet) to purchase capacity and energy under long-term PPAs with various generating plants.  These contracts require monthly capacity payments based on the plants’ availability or deliverability.  The payments for 2014 through 2032 are estimated to total $12.1 billion and to range from $917 million to $1.1 billion annually for each of the next five years.  These amounts may vary depending on plant availability and fuel costs.  For further information about Consumers’ future capacity and energy purchase obligations, see Item 8. Financial Statements and Supplementary Data, MD&A – Capital Resources and Liquidity and Note 3, Contingencies and Commitments – Contractual Commitments.

During 2013, 46 percent of the energy Consumers provided to customers was generated by its four coal-fueled generating sites, which burned nine million tons of coal and produced a combined total of 15,951 GWh of electricity.

In order to obtain the coal it needs, Consumers enters into physical coal supply contracts.  At December 31, 2013, Consumers had contracts to purchase coal through 2015; payment obligations under these contracts totaled $163 million.  Consumers’ rail-supplied coal contracts have fixed prices with the exception of one contract, which is for the purchase of coal through 2014 and contains market-based pricing.  Consumers’ vessel-supplied coal contracts have fixed base prices that are adjusted monthly to reflect changes to the fuel cost of vessel transportation.  At December 31, 2013, Consumers had

79 percent of its 2014 expected coal requirements under contract, as well as a 24-day supply of coal on hand.

In conjunction with its coal supply contracts, Consumers leases a fleet of rail cars and has transportation contracts with various companies to provide rail and vessel services for delivery of purchased coal to Consumers’ generating facilities.  Consumers’ coal transportation contracts expire through 2014; payment obligations under these contracts totaled $227 million.

During 2013, four percent of the energy Consumers provided to customers was generated by gas-fueled generating sites, which burned 12 bcf of natural gas and produced a combined total of 1,415 GWh of electricity.

In order to obtain the gas it needs, Consumers’ electric utility purchases gas from the market near the time of consumption, at prices that allow it to compete in the electric generation market.  For D.E. Karn, units 3 and 4, and the Zeeland plant, Consumers purchases gas from the market and transports the gas to the facilities on a firm basis.  For its smaller combustion turbines, Consumers’ electric utility purchases and transports gas to its facilities as a bundled-rate tariff customer of either the gas utility or DTE Gas.

The cost of all fuels consumed, shown in the following table, fluctuates with the mix of fuel used.

				Cost Per Million Btu
Fuel Consumed	2013	2012	2011	2010	2009
Coal	$2.90	$2.98	$2.94	$2.51	$2.37
Gas	4.68	3.16	4.95	5.57	6.57
Oil	19.47	19.08	18.55	10.98	9.59
Weighted average fuel cost	$3.07	$3.05	$3.18	$2.71	$2.56

Electric Utility Competition:  Consumers’ electric utility business is subject to actual and potential competition from many sources, in both the wholesale and retail markets, as well as in electric generation, electric delivery, and retail services.

A Michigan statute enacted in 2000 allows Consumers’ electric customers to buy electric generation service from Consumers or from alternative electric suppliers.  The 2008 Energy Law revised the statute by limiting alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year.  At December 31, 2013, Consumers’ electric deliveries under the ROA program were at the ten-percent limit and alternative electric suppliers were providing 787 MW of electric generation service to 310 ROA customers.

In December 2013, a bill was introduced to the Michigan House of Representatives that, if enacted, would revise the 2008 Energy Law by removing the ten-percent limit and allowing all of Consumers’ electric customers to take service from alternative electric suppliers.  Presently, the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 25 percent.  The bill also proposes to deregulate electric generation service in Michigan within two years.  No definitive action has been taken on this bill or on a similar bill introduced to the Michigan Senate in February 2013.  The Senate bill, if enacted, would revise the 2008 Energy Law and allow customers on the ROA program waiting list to take service from alternative electric suppliers.  The Senate bill also proposes an increase in the cap of six percentage points per year from 2014 through 2016.

Consumers is unable to predict the outcome of these legislative proposals.  In addition, the Michigan legislature has conducted hearings on the subject of energy competition.  If the ROA limit were increased or if electric generation service in Michigan were deregulated, it could have a material adverse effect on Consumers’ financial results and operations.

Consumers also has competition or potential competition from:

•                 industrial customers relocating all or a portion of their production capacity outside of Consumers’ service territory for economic reasons;

•                 municipalities owning or operating competing electric delivery systems; and

•                 customer self-generation.

Consumers addresses this competition by monitoring activity in adjacent areas and compliance with the MPSC’s and FERC’s rules, by providing non-energy services and value to customers through Consumers’ rates and service, and by offering tariff-based incentives that support economic development.

CONSUMERS GAS UTILITY

Gas Utility Operations:  Consumers’ gas utility operations, which include the purchase, transmission, storage, distribution, and sale of natural gas, generated operating revenue of $2.1 billion in 2013, $2.0 billion in 2012, and $2.3 billion in 2011.  Consumers’ gas utility customer base consists of a mix of residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2013 gas utility operating revenue of $2.1 billion by customer class:

Consumers’ gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.

In 2013, deliveries of natural gas, including off-system transportation deliveries, through Consumers’ pipeline and distribution network, totaled 352 bcf, which included GCC deliveries of 63 bcf.  In 2012, deliveries of natural gas, including off-system transportation deliveries, through Consumers’ pipeline and distribution network, totaled 329 bcf, which included GCC deliveries of 49 bcf.  Consumers’ gas utility operations are seasonal.  Consumers injects natural gas into storage during the summer months for use during the winter months when the demand for natural gas is higher.  Peak demand occurs in the winter due to colder temperatures and the resulting use of natural gas as a heating fuel.  During 2013, 53 percent of the natural gas supplied to all customers during the winter months was supplied from storage.

Presented in the following illustration are Consumers’ monthly weather-adjusted gas deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including GCC deliveries, during 2013 and 2012:

Gas Utility Properties:  Consumers’ gas distribution and transmission system consists of:

•                 26,819 miles of distribution mains;

•                 1,661 miles of transmission lines;

•                 seven compressor stations with a total of 150,027 installed and available horsepower; and

•                 15 gas storage fields with an aggregate storage capacity of 309 bcf and a working storage capacity of 143 bcf.

Gas Utility Supply:  In 2013, Consumers purchased 66 percent of the gas it delivered from U.S. producers and 10 percent from Canadian producers.  The remaining 24 percent was purchased from authorized GCC suppliers and delivered by Consumers to customers in the GCC program.  Presented in the following illustration are the supply arrangements for the gas Consumers delivered to GCC and GCR customers during 2013:

Firm transportation or firm city-gate contracts are those that define a fixed amount, price, and delivery time frame.  Consumers’ firm gas transportation contracts are with ANR Pipeline Company, Great Lakes Gas Transmission, L.P., Panhandle, and Trunkline.  Under these contracts, Consumers purchases and transports gas to Michigan for ultimate delivery to its customers.  Consumers’ firm gas transportation contracts expire through 2017 and provide for the delivery of 47 percent of Consumers’ total gas supply requirements.  Consumers purchases the balance of its required gas supply under firm city-gate contracts and through authorized suppliers under the GCC program.

Gas Utility Competition:  Competition exists in various aspects of Consumers’ gas utility business.  Competition comes from GCC and from alternative fuels and energy sources, such as propane, oil, and electricity.

ENTERPRISES SEGMENT – NON-UTILITY OPERATIONS AND INVESTMENTS

CMS Energy’s enterprises segment, through various subsidiaries and certain equity investments, is engaged primarily in domestic independent power production and the marketing of independent power production.  The enterprises segment’s operating revenue was $181 million in 2013, $183 million in 2012, and $204 million in 2011.

Independent Power Production:  At December 31, 2013, CMS Energy had ownership interests in independent power plants totaling 1,135 gross MW or 1,034 net MW.  (Net MW reflects that portion of the gross capacity relating to CMS Energy’s ownership interests.)  Presented in the following table are CMS Energy’s interests in independent power plants at December 31, 2013:

				Gross Capacity
	Primary	Ownership	Gross Capacity	Under Long-Term
Location	Fuel Type	Interest (%)	(MW)	Contract (%)
Dearborn, Michigan	Natural gas	100	710	61
Gaylord, Michigan	Natural gas	100	156	40
Comstock, Michigan	Natural gas	100	68	40
Filer City, Michigan	Coal	50	73	100
Flint, Michigan	Biomass	50	40	100
Grayling, Michigan	Biomass	50	38	100
New Bern, North Carolina	Biomass	50	50	100
Total			1,135

The operating revenue from independent power production was $17 million in 2013, $16 million in 2012, and $17 million in 2011.  CMS Energy’s independent power production business faces competition from generators, marketers and brokers, and utilities marketing power in the wholesale market.

Energy Resource Management:  CMS ERM purchases and sells energy commodities in support of CMS Energy’s generating facilities and continues to focus on optimizing CMS Energy’s independent power production portfolio.  In 2013, CMS ERM marketed 11 bcf of natural gas and 3,596 GWh of electricity.  Electricity marketed by CMS ERM was generated by independent power production of the enterprises segment and unrelated third parties.  CMS ERM’s operating revenue included in income from continuing operations in CMS Energy’s consolidated financial statements was $164 million in 2013, $167 million in 2012, and $187 million in 2011.

OTHER BUSINESSES

EnerBank:  EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements.  EnerBank’s operating revenue included in income from continuing operations in CMS Energy’s consolidated financial statements was $64 million in 2013, $57 million in 2012, and $46 million in 2011.

CMS ENERGY AND CONSUMERS REGULATION

CMS Energy, Consumers, and their subsidiaries are subject to regulation by various federal, state, local, and foreign governmental agencies, including those described in the following sections.

FERC

FERC has exercised limited jurisdiction over several independent power plants and exempt wholesale generators in which CMS Enterprises has ownership interests, as well as over CMS ERM, CMS Gas Transmission, and DIG.  Among other things, FERC has jurisdiction over acquisitions, operations, and disposals of certain assets and facilities, services provided and rates charged, conduct among affiliates, and limited jurisdiction over holding company matters with respect to CMS Energy.  FERC, in connection with NERC and with regional reliability organizations, also regulates generation owners and operators, load serving entities, purchase and sale entities, and others with regard to reliability of the bulk power system.  FERC regulates limited aspects of Consumers’ gas business, principally compliance with FERC capacity release rules, shipping rules, the prohibition against certain buy/sell transactions, and the price-reporting rule.

FERC also regulates certain aspects of Consumers’ electric operations, including compliance with FERC accounting rules, wholesale rates, operation of licensed hydroelectric generating plants, transfers of certain facilities, corporate mergers, and issuances of securities.

MPSC

Consumers is subject to the jurisdiction of the MPSC, which regulates public utilities in Michigan with respect to retail utility rates, accounting, utility services, certain facilities, certain asset transfers, corporate mergers, and other matters.

The Michigan Attorney General, ABATE, the MPSC Staff, and certain other parties typically participate in MPSC proceedings concerning Consumers.  The Michigan Attorney General, ABATE, and others often appeal significant MPSC orders.

Rate Proceedings:  For information regarding open rate proceedings, see Item 8. Financial Statements and Supplementary Data, MD&A — Outlook and Notes to the Consolidated Financial Statements — Note 2, Regulatory Matters.

OTHER REGULATION

The U.S. Secretary of Energy regulates imports and exports of natural gas and has delegated various aspects of this jurisdiction to FERC and the DOE’s Office of Fossil Fuels.

The U.S. Department of Transportation Office of Pipeline Safety regulates the safety and security of gas pipelines through the Natural Gas Pipeline Safety Act of 1968 and subsequent laws.

EnerBank is regulated by the State of Utah and the FDIC.

ENERGY LEGISLATION

CMS Energy, Consumers, and their subsidiaries are subject to various legislative-driven matters, including Michigan’s 2008 Energy Law.  This law requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and includes requirements for specific capacity additions.  The 2008 Energy Law also requires Consumers to prepare an energy optimization plan and achieve annual sales reduction targets through at least 2015.  The targets increase annually, with the goal of achieving a six percent reduction in customers’ electricity use and a four percent reduction in customers’ natural gas use by December 31, 2015.  The 2008 Energy Law also revised a Michigan statute by limiting alternative energy supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  For additional information regarding Consumers’ renewable energy and energy optimization plans and electric ROA, see Item 8. Financial Statements and Supplementary Data, MD&A — Outlook, “Consumers Electric Utility Business Outlook and Uncertainties.”

CMS ENERGY AND CONSUMERS ENVIRONMENTAL COMPLIANCE

CMS Energy, Consumers, and their subsidiaries are subject to various federal, state, and local regulations for environmental quality, including air and water quality, solid waste management, and other matters.  For additional information concerning environmental matters, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements — Note 3, Contingencies and Commitments.

Consumers has recorded a significant liability for its obligations at a number of MGP sites.  For additional information, see Item 1A. Risk Factors and Item 8.  Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements — Note 3, Contingencies and Commitments.

Air:  Consumers continues to install state-of-the-art emissions control equipment at its electric generating plants.  Consumers estimates that it will incur expenditures of $507 million from 2014 through 2018 to comply with present and future federal and state environmental regulations that will require extensive reductions in nitrogen oxides, sulfur dioxides, particulate matter, and mercury emissions.  Consumers’ estimate may increase if additional or more stringent laws or regulations are adopted or implemented regarding greenhouse gases, including carbon dioxide.

Solid Waste Disposal:  Costs related to the construction, operation, and closure of solid waste disposal facilities for coal ash are significant.  Consumers’ solid waste disposal areas are regulated under Michigan’s solid waste rules.  Consumers has converted all of its fly ash handling systems to dry systems.  All of Consumers’ ash facilities have programs designed to protect the environment and are subject to quarterly MDEQ inspections.  The EPA has proposed new federal regulations for ash disposal areas.  Consumers preliminarily estimates that it will incur expenditures of $204 million from 2014 through 2018 to comply with future regulations relating to ash disposal, assuming ash is regulated as a non-hazardous solid waste.

Water:  Consumers uses significant amounts of water to operate and cool its electric generating plants.  Water discharge quality is regulated and administered by the MDEQ under the federal NPDES program.  To comply with such regulation, Consumers’ facilities have discharge monitoring programs.  The EPA is developing new regulations related to cooling water intake systems that likely will be finalized in early 2014.  Consumers does not presently expect to incur any major expenditures to comply with future regulations relating to cooling water intake systems through 2018.  Significant expenditures could be required beyond 2018, but until a rule is final, any potential expenditures are difficult to predict.  Consumers also expects the EPA to issue final federal regulations for wastewater discharges from electric generating plants in 2014.  Consumers’ preliminary estimate of expenditures to comply with these expected regulations is $131 million from 2014 through 2018.

For further information concerning estimated capital expenditures related to air, solid waste disposal, and water see Item 8. Financial Statements and Supplementary Data, MD&A — Outlook, “Consumers Electric Utility Business Outlook and Uncertainties — Electric Environmental Estimates.”

INSURANCE

CMS Energy and its subsidiaries, including Consumers, maintain insurance coverage generally similar to comparable companies in the same lines of business.  The insurance policies are subject to terms, conditions, limitations, and exclusions that might not fully compensate CMS Energy or Consumers for all losses.  A portion of each loss is generally assumed by CMS Energy or Consumers in the form of deductibles and self-insured retentions that, in some cases, are substantial.  As CMS Energy or Consumers renews its policies, it is possible that some of the present insurance coverage may not be renewed or obtainable on commercially reasonable terms due to restrictive insurance markets.

CMS Energy’s and Consumers’ present insurance program does not cover the risks of certain environmental cleanup costs and environmental damages, such as claims for air pollution, damage to sites owned by CMS Energy or Consumers, and some long-term storage or disposal of wastes.

EMPLOYEES

Presented in the following table are the number of employees of CMS Energy and Consumers:

December 31	2013	2012	2011
CMS Energy, including Consumers
Full-time employees	7,736	7,487	7,699
Part-time employees	45	54	55
Total employees[1]	7,781	7,541	7,754
Consumers
Full-time employees	7,410	7,188	7,418
Part-time employees	25	33	34
Total employees[2]	7,435	7,221	7,452

1     Excluding seasonal employees, 7,460 at December 31, 2013 and 7,503 at December 31, 2012.  There were no seasonal employees at December 31, 2011.

2     Excluding seasonal employees, 7,114 at December 31, 2013 and 7,183 at December 31, 2012.  There were no seasonal employees at December 31, 2011.

CMS ENERGY EXECUTIVE OFFICERS (AS OF FEBRUARY 1, 2014)

Name	Age	Position	Period
John G. Russell	56	President, CEO, and Director of CMS Energy	5/2010 – Present
		President, CEO, and Director of Consumers	5/2010 – Present
		Chairman of the Board, President, CEO, and Director of CMS Enterprises	5/2010 – Present
		President and Chief Operating Officer of Consumers	10/2004 – 5/2010
Thomas J. Webb	61	Executive Vice President and CFO of CMS Energy	8/2002 – Present
		Executive Vice President and CFO of Consumers	8/2002 – Present
		Executive Vice President, CFO, and Director of CMS Enterprises	8/2002 – Present
James E. Brunner	61	Senior Vice President and Chief Legal Counsel of CMS Energy	10/2013 – Present
		Senior Vice President and Chief Legal Counsel of Consumers	10/2013 – Present
		Senior Vice President and General Counsel of CMS Enterprises	11/2007 – 1/2014
		Director of CMS Enterprises	9/2006 – 1/2014
		Senior Vice President and General Counsel of CMS Energy	2/2006 – 10/2013
		Senior Vice President and General Counsel of Consumers	2/2006 – 10/2013
John M. Butler	49	Senior Vice President of CMS Enterprises	9/2006 – Present
		Senior Vice President of CMS Energy	7/2006 – Present
		Senior Vice President of Consumers	7/2006 – Present
David G. Mengebier	56	Senior Vice President and Chief Compliance Officer of CMS Energy	11/2006 – Present
		Senior Vice President and Chief Compliance Officer of Consumers	11/2006 – Present
		Senior Vice President of CMS Enterprises	3/2003 – Present
Catherine M. Reynolds	56	Senior Vice President, General Counsel, and Director of CMS Enterprises	1/2014 – Present
		Senior Vice President and General Counsel of CMS Energy	10/2013 – Present
		Senior Vice President and General Counsel of Consumers	10/2013 – Present
		Vice President, Deputy General Counsel, and Corporate Secretary of CMS Energy	1/2012 – 10/2013
		Vice President, Deputy General Counsel, and Corporate Secretary of Consumers	1/2012 – 10/2013
		Vice President and Corporate Secretary of CMS Energy	9/2006 – 1/2012
		Vice President and Corporate Secretary of Consumers	9/2006 – 1/2012
		Vice President and Secretary of CMS Enterprises	9/2006 – 1/2014
Glenn P. Barba	48	Vice President, Controller, and CAO of CMS Enterprises	11/2007 – Present
		Vice President, Controller, and CAO of CMS Energy	2/2003 – Present
		Vice President, Controller, and CAO of Consumers	1/2003 – Present

There are no family relationships among executive officers and directors of CMS Energy.  The term of office of each of the executive officers extends to the first meeting of the Board of Directors of CMS Energy after the next annual election of Directors of CMS Energy (scheduled to be held on May 16, 2014).

CONSUMERS EXECUTIVE OFFICERS (AS OF FEBRUARY 1, 2014)

Name	Age	Position	Period
John G. Russell	56	President, CEO, and Director of CMS Energy	5/2010 – Present
		President, CEO, and Director of Consumers	5/2010 – Present
		Chairman of the Board, President, CEO, and Director of CMS Enterprises	5/2010 – Present
		President and Chief Operating Officer of Consumers	10/2004 – 5/2010
Thomas J. Webb	61	Executive Vice President and CFO of CMS Energy	8/2002 – Present
		Executive Vice President and CFO of Consumers	8/2002 – Present
		Executive Vice President, CFO, and Director of CMS Enterprises	8/2002 – Present
James E. Brunner	61	Senior Vice President and Chief Legal Counsel of CMS Energy	10/2013 – Present
		Senior Vice President and Chief Legal Counsel of Consumers	10/2013 – Present
		Senior Vice President and General Counsel of CMS Enterprises	11/2007 – 1/2014
		Director of CMS Enterprises	9/2006 – 1/2014
		Senior Vice President and General Counsel of CMS Energy	2/2006 – 10/2013
		Senior Vice President and General Counsel of Consumers	2/2006 – 10/2013
John M. Butler	49	Senior Vice President of CMS Enterprises	9/2006 – Present
		Senior Vice President of CMS Energy	7/2006 – Present
		Senior Vice President of Consumers	7/2006 – Present
David G. Mengebier	56	Senior Vice President and Chief Compliance Officer of CMS Energy	11/2006 – Present
		Senior Vice President and Chief Compliance Officer of Consumers	11/2006 – Present
		Senior Vice President of CMS Enterprises	3/2003 – Present
Jackson L. Hanson	57	Senior Vice President of Consumers	5/2010 – Present
		Vice President of Consumers	11/2006 – 5/2010
Daniel J. Malone	53	Senior Vice President of Consumers	5/2010 – Present
		Vice President of Consumers	6/2008 – 5/2010
Catherine M. Reynolds	56	Senior Vice President, General Counsel, and Director of CMS Enterprises	1/2014 – Present
		Senior Vice President and General Counsel of CMS Energy	10/2013 – Present
		Senior Vice President and General Counsel of Consumers	10/2013 – Present
		Vice President, Deputy General Counsel, and Corporate Secretary of CMS Energy	1/2012 – 10/2013
		Vice President, Deputy General Counsel, and Corporate Secretary of Consumers	1/2012 – 10/2013
		Vice President and Corporate Secretary of CMS Energy	9/2006 – 1/2012
		Vice President and Corporate Secretary of Consumers	9/2006 – 1/2012
		Vice President and Secretary of CMS Enterprises	9/2006 – 1/2014
Glenn P. Barba	48	Vice President, Controller, and CAO of CMS Enterprises	11/2007 – Present
		Vice President, Controller, and CAO of CMS Energy	2/2003 – Present
		Vice President, Controller, and CAO of Consumers	1/2003 – Present
Patricia K. Poppe	45	Vice President of Consumers	1/2011 – Present
Ronn J. Rasmussen	57	Vice President of Consumers	11/2006 – Present

There are no family relationships among executive officers and directors of Consumers.  The term of office of each of the executive officers extends to the first meeting of the Board of Directors of Consumers after the next annual election of Directors of Consumers (scheduled to be held on May 16, 2014).

AVAILABLE INFORMATION

CMS Energy’s internet address is www.cmsenergy.com.  Information contained on CMS Energy’s website is not incorporated herein.  All of CMS Energy’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible free of charge on CMS Energy’s website.  These reports are available soon after they are filed electronically with the SEC.  Also on CMS Energy’s website are its:

•                 Corporate Governance Principles;

•                 Codes of Conduct:

•     CMS Energy Corporation/Consumers Energy Company Board of Directors Code of Conduct — January 2013, and

•     CMS Energy Corporation/Consumers Energy Company Employees Code of Conduct and Guide to Ethical Business Behavior 2014;

•                 Committee Charters (including the Audit Committee, the Compensation and Human Resources Committee, the Finance Committee, and the Governance and Public Responsibility Committee); and

•                 Articles of Incorporation (and amendments) and Bylaws.

CMS Energy will provide this information in print to any stockholder who requests it.

Any materials CMS Energy files with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address is www.sec.gov.

ITEM 1A. RISK FACTORS

Actual results in future periods for CMS Energy and Consumers could differ materially from historical results and the forward-looking statements contained in this report.  Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the following sections.  CMS Energy’s and Consumers’ businesses are influenced by many factors that are difficult to predict, that involve uncertainties that may materially affect results, and that are often beyond their control.  Additional risks and uncertainties not presently known or that management believes to be immaterial may also adversely affect CMS Energy or Consumers.  The risk factors described in the following sections, as well as the other information included in this report and in other documents filed with the SEC, should be considered carefully before making an investment in securities of CMS Energy or Consumers.  Risk factors of Consumers are also risk factors of CMS Energy.  All of these risk factors are potentially significant.

CMS Energy depends on dividends from its subsidiaries to meet its debt service obligations.

Due to its holding company structure, CMS Energy depends on dividends from its subsidiaries to meet its debt service and other payment obligations.  Consumers’ ability to pay dividends or acquire its own stock from CMS Energy is limited by restrictions contained in Consumers’ preferred stock provisions and potentially by other legal restrictions, such as certain terms in its articles of incorporation and FERC requirements.  At December 31, 2013, under its articles of incorporation, Consumers had $662 million of unrestricted retained earnings available to pay common stock dividends.  If sufficient dividends were not paid to CMS Energy by its subsidiaries, CMS Energy might not be able to generate the funds necessary to fulfill its payment obligations, which could have a material adverse effect on CMS Energy’s liquidity and financial condition.

CMS Energy has indebtedness that could limit its financial flexibility and its ability to meet its debt service obligations.

At December 31, 2013, CMS Energy, including Consumers, had $7.7 billion aggregate principal amount of indebtedness.  Consumers had $4.6 billion aggregate principal amount of indebtedness at December 31, 2013.  CMS Energy and its subsidiaries may incur additional indebtedness in the future.

The level of CMS Energy’s present and future indebtedness could have several important effects on its future operations, including, among others:

•                 a significant portion of CMS Energy’s cash flow from operations could be dedicated to the payment of principal and interest on its indebtedness and would not be available for other purposes;

•                 covenants contained in CMS Energy’s existing debt arrangements, which require it to meet certain financial tests, could affect its flexibility in planning for, and reacting to, changes in its business;

•                 CMS Energy’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, and general corporate and other purposes could become limited;

•                 CMS Energy could be placed at a competitive disadvantage to its competitors that are less leveraged;

•                 CMS Energy’s vulnerability to adverse economic and industry conditions could increase; and

•                 CMS Energy’s future credit ratings could fluctuate.

CMS Energy’s ability to meet its debt service obligations and to reduce its total indebtedness will depend on its future performance, which will be subject to general economic conditions, industry cycles, changes in laws or regulatory decisions, and financial, business, and other factors affecting its operations, many of which are beyond its control.  CMS Energy cannot make assurances that its business will continue to generate sufficient cash flow from operations to service its indebtedness.  If CMS Energy were unable to generate sufficient cash flows from operations, it could be required to sell assets, which might require regulatory approval, or obtain additional financing.  CMS Energy cannot ensure that additional financing will be available on commercially acceptable terms or at all.

CMS Energy and Consumers have financing needs and could be unable to obtain bank financing or access the capital markets.  Potential disruption in the capital and credit markets could have a material adverse effect on CMS Energy’s and Consumers’ businesses, including the availability and cost of short-term funds for liquidity requirements and their ability to meet long-term commitments.  These consequences could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

CMS Energy and Consumers may be subject to liquidity demands under commercial commitments, guarantees, indemnities, letters of credit, and other contingent liabilities.  Consumers’ capital requirements are expected to be substantial over the next several years as it invests in the Smart Energy program, construction or acquisition of power generation, environmental controls, decommissioning of older facilities, and other electric and gas infrastructure to upgrade delivery systems.  Those requirements may increase if additional laws or regulations are adopted or implemented.

CMS Energy and Consumers rely on the capital markets, particularly for publicly offered debt, as well as on bank syndications, to meet their financial commitments and short-term liquidity needs if sufficient internal funds are not available from Consumers’ operations and, in the case of CMS Energy, from dividends paid by Consumers and its other subsidiaries.  CMS Energy and Consumers also use letters of credit issued under certain of their revolving credit facilities to support certain operations and investments.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect CMS Energy’s and Consumers’ access to liquidity needed for their respective businesses, as could Consumers’ inability to obtain prior FERC authorization for any securities issuances, including publicly offered debt, as is required under the Federal Power Act.  Any disruption or inability to obtain FERC authorization could require CMS Energy and Consumers to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for their business needs can be arranged.  These measures could include deferring capital expenditures, changing CMS Energy’s and Consumers’ commodity purchasing strategy to avoid collateral-posting requirements, and reducing or eliminating future share repurchases, dividend payments, or other discretionary uses of cash.

CMS Energy continues to explore financing opportunities to supplement its financial plan.  These potential opportunities include refinancing and/or issuing new debt, preferred stock and/or common equity, commercial paper, and bank financing.  Similarly, Consumers plans to seek funds through the capital markets, commercial lenders, and leasing arrangements.  Entering into new financings is subject in part to capital market receptivity to utility industry securities in general and to CMS Energy’s and Consumers’ securities in particular.  CMS Energy and Consumers cannot guarantee the capital markets’ acceptance of their securities or predict the impact of factors beyond their control, such as actions of rating agencies.  If CMS Energy or Consumers is unable to obtain bank financing or access the capital markets to incur or refinance indebtedness, or is unable to obtain commercially reasonable terms for any financing, there could be a material adverse effect on its liquidity, financial condition, and results of operations.

Certain of CMS Energy’s securities and those of its affiliates, including Consumers, are rated by various credit rating agencies.  Any reduction or withdrawal of one or more of its credit ratings could have a material adverse impact on CMS Energy’s or Consumers’ ability to access capital on acceptable terms and maintain commodity lines of credit, could make its cost of borrowing higher, and could cause CMS Energy or Consumers to reduce its capital expenditures.  If it were unable to maintain commodity lines of credit, CMS Energy or Consumers might have to post collateral or make prepayments to certain of its suppliers under existing contracts.  Further, since Consumers provides dividends to CMS Energy, any adverse developments affecting Consumers that result in a lowering of its credit ratings could have an adverse effect on CMS Energy’s credit ratings.  CMS Energy and Consumers cannot guarantee that any of their present ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency.

There are risks associated with Consumers’ significant capital investment program planned for the next five years.

Consumers’ planned investments include the Smart Energy program, construction or acquisition of power generation, gas infrastructure, environmental controls, decommissioning of older facilities, and other electric and gas investments to upgrade delivery systems.  The success of these capital investments depends on or could be affected by a variety of factors that include, but are not limited to:

•                 effective pre-acquisition evaluation of asset values, future operating costs, potential environmental and other liabilities, and other factors beyond Consumers’ control;

•                 effective cost and schedule management of new capital projects;

•                 future changes in commodity and other prices;

•                 future operational performance;

•                 future changes in environmental, legislative and regulatory requirements; and

•                 regulatory cost recovery.

Consumers cannot predict the impact that any of these factors could have on the success of its capital investment program.  It is possible that adverse events associated with these factors could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

Electric industry legislation in Michigan, coupled with increased competition in gas and electric markets, could have a material adverse effect on CMS Energy’s and Consumers’ businesses.

The 2008 Energy Law, among other things, limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  Lower natural gas prices due to a large supply of natural gas on the market, coupled with low capacity prices in the electric supply market, are placing increasing competitive pressure on the cost of Consumers’ electric supply.  Presently, Consumers’ electric rates are above the Midwest average, while the ROA level on Consumers’ system is at the ten-percent limit and the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 25 percent.  Bills have been introduced to the Michigan House of Representatives and the Michigan Senate to raise or remove the ROA limit.  The House bill also proposes to deregulate electric generation service in Michigan within two years.  In addition, the Michigan legislature has conducted hearings on the subject of energy competition.  If the ROA limit were increased or if electric generation service in Michigan were deregulated, it could have a material adverse effect on Consumers’ financial results and operations.

In 2013, Michigan’s governor instituted a process to prepare a series of reports addressing energy efficiency, renewable energy, the electricity market and ROA, and other subjects.  The process was designed to help the governor and other lawmakers determine the state’s next steps regarding energy policies.  Following a series of public hearings, the chairman of the MPSC and Michigan’s Energy Office Director released four reports summarizing the information gathered.  In December 2013, the governor outlined several key goals for Michigan’s energy policy, including reducing the state’s reliance on coal, increasing the use of renewable energy and natural gas, and improving energy affordability and reliability while protecting the environment.

Other new legislation or interpretations could change how the businesses of CMS Energy and Consumers operate, impact Consumers’ ability to recover costs through rate increases, or require CMS Energy and Consumers to incur additional expenses.

CMS Energy and Consumers are subject to rate regulation, which could have an adverse effect on financial results.

CMS Energy and Consumers are subject to rate regulation.  Consumers’ electric and gas rates are set by the MPSC and cannot be increased without regulatory authorization.  Consumers is permitted by the 2008 Energy Law to self-implement rate changes six months after a rate filing with the MPSC, subject to certain limitations.  If a final rate order from the MPSC provides for lower rates than Consumers self-implemented, Consumers must refund the difference, with interest.  Also, the MPSC may delay or deny implementation of a rate increase upon showing of good cause.

In addition, Consumers’ plans for making significant capital investments, including modifications to meet new environmental requirements and investment in the construction or acquisition of power generation, could be affected adversely or could have a material adverse effect on Consumers if rate regulators fail to provide timely rate relief.  Regulators seeking to avoid or minimize rate increases could resist raising customer rates sufficiently to permit Consumers to recover the full cost of modifications to meet environmental requirements and other prudent investments.  In addition, because certain costs are mandated by state requirements for cost recovery, such as resource additions to meet Michigan’s renewable resource standard, regulators could be more inclined to oppose rate increases for other requested items and investments.  Rate regulators could also face pressure to avoid or limit rate increases for a number of reasons, including failure of Michigan’s economy to improve sufficiently or diminishment of Consumers’ customer base.  In addition to potentially affecting Consumers’ investment program, any limitation of cost recovery through rates could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

Orders of the MPSC could limit recovery of costs of providing service including, but not limited to, environmental and safety related expenditures for coal-fueled plants and other utility properties, regulatory assets, power supply and natural gas supply costs, operating and maintenance expenses, additional utility-based investments, sunk investment in mothballed or retired generating plants, costs associated with the proposed retirement and decommissioning of facilities, depreciation expense, MISO energy and transmission costs, costs associated with energy efficiency investments and state or federally mandated renewable resource standards, Smart Energy program costs, or expenditures subject to tracking mechanisms.  These orders could also result in adverse regulatory treatment of other matters.  For example, the orders could prevent or curtail Consumers from shutting off non-paying customers, could prevent or curtail Consumers from self-implementing rate changes, could prevent or curtail the implementation of a gas revenue mechanism, or could require Consumers to refund previously self-implemented rates.

FERC authorizes certain subsidiaries of CMS Energy to sell electricity at market-based rates.  Failure of these subsidiaries to maintain this FERC authority could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

The various risks associated with the MPSC and FERC regulation of CMS Energy’s and Consumers’ businesses, which include the risk of adverse decisions in any number of rate or regulatory proceedings before either agency, as well as judicial proceedings challenging any agency decisions, could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, investment plans, and results of operations.

Utility regulation could have a material adverse effect on CMS Energy’s and Consumers’ businesses.

Utility regulation has changed dramatically in the last two decades and could continue to change over the next several years.  These changes could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

CMS Energy and Consumers are subject to, or affected by, extensive federal and state utility regulation.  In CMS Energy’s and Consumers’ business planning and management of operations, they must address the effects of existing and proposed regulations on their businesses and changes in the regulatory framework, including initiatives by federal and state legislatures, regional transmission organizations, utility regulators, and taxing authorities.  Adoption of new regulations by federal or state agencies, or changes to present regulations and interpretations of these regulations, could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

There are multiple FERC-related matters that could impact utility regulation.  These include matters relating to electric industry restructuring, asset reclassification, and gas pipeline capacity matters.  CMS Energy and Consumers cannot predict the impact of these utility matters on their liquidity, financial condition, and results of operations.

Periodic reviews of the values of CMS Energy’s and Consumers’ assets could result in impairment charges.

CMS Energy and Consumers are required by GAAP to review periodically the carrying value of their assets, including those that may be sold.  Market conditions, the operational characteristics of their assets, and other factors could result in recording impairment charges for their assets, which could have an adverse effect on their stockholders equity and their access to additional financing.  In addition, CMS Energy and Consumers may be required to record impairment charges at the time they sell assets, depending on the sale prices they are able to secure and other factors.

CMS Energy and Consumers could incur significant costs to comply with environmental requirements.

CMS Energy and Consumers are subject to costly and increasingly stringent environmental regulations.  They believe that environmental laws and regulations related to their operations will continue to become more stringent and require them to make additional significant capital expenditures for emissions control equipment, CCR disposal, cooling water intake equipment, effluent treatment, and PCB remediation.  Present and reasonably anticipated state and federal environmental statutes and regulations, including but not limited to the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and CERCLA, will continue to have a material effect on CMS Energy and Consumers.

In 2013, 96 percent of the energy generated by Consumers came from fossil-fuel-fired power plants, with 88 percent coming from coal-fueled power plants.  CMS Enterprises also has interests in fossil-fuel-fired power plants and other types of power plants that produce greenhouse gases.  In June 2013, President Obama issued his Climate Action Plan.  The Climate Action Plan, which is to be implemented by the EPA, will regulate greenhouse gas emissions from both new and existing electric generating units.  Federal environmental laws and rules and international accords and treaties could require CMS Energy and Consumers to install additional equipment for emission controls, purchase carbon emissions allowances, curtail operations, invest in non-fossil-fuel-fired generating capacity, or take other significant steps to manage or lower the emission of greenhouse gases.

The following risks related to climate change and emissions could also have a material adverse impact on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations:

•                 litigation originated by third parties against CMS Energy, Consumers, or their subsidiaries due to CMS Energy’s or Consumers’ greenhouse gas or other emissions;

•                 impairment of CMS Energy’s or Consumers’ reputation due to their greenhouse gas or other emissions and public perception of their response to potential environmental regulations, rules, and legislation; and

•                 extreme weather conditions, such as severe storms, that may affect customer demand, company operations, or assets.

Consumers plans to retire seven smaller coal-fueled electric generating units and three smaller gas-fueled electric generating units by April 2016, subject to a successful Securitization transaction.  Once the facilities and equipment on these sites are taken out of service, Consumers may encounter previously unknown environmental conditions that will need to be addressed in a timely fashion with state and federal environmental regulators.

CMS Energy and Consumers expect to collect fully from their customers, through the ratemaking process, expenditures incurred to comply with environmental regulations, but cannot guarantee this outcome.  If Consumers were unable to recover these expenditures from customers in rates, it could negatively affect CMS Energy’s and/or Consumers’ liquidity, results of operations, and financial condition and CMS Energy and/or Consumers could be required to seek significant additional financing to fund these expenditures.

For additional information regarding compliance with environmental regulations, see Item 1. Business, CMS Energy and Consumers Environmental Compliance and Item 8. Financial Statements and Supplementary Data, MD&A – Outlook, “Consumers Electric Utility Business Outlook and Uncertainties.”

CMS Energy’s and Consumers’ businesses could be affected adversely by any delay in meeting environmental requirements.

A delay or failure by CMS Energy or Consumers to obtain or maintain any necessary environmental permits, approvals under the MISO tariff, or approvals to satisfy any applicable environmental regulatory requirements or install emission control equipment could:

•                 prevent the construction of new facilities;

•                 prevent the continued operation and sale of energy from existing facilities;

•                 prevent the suspension of operations at existing facilities;

•                 prevent the modification of existing facilities; or

•                 result in significant additional costs that could have a material adverse effect on their liquidity, financial condition, and results of operations.

CMS Energy and Consumers expect to incur additional significant costs related to remediation of legacy environmental sites.

Consumers is presently monitoring or remediating 23 former MGP sites.  Consumers is working collaboratively with the MDEQ to agree upon executable remediation plans.  About one-third of the 23 sites have been remediated to the extent possible and are now being monitored.  The MDEQ established a provision for a “No Further Action” status for these sites and others like them in 2010.  Consumers has received the “No Further Action” designation for one of these sites as of December 31, 2013.  The remaining sites are being actively remediated through excavation, treatment at the site, containment, and/or natural reduction; two of these sites require complex remediation plans due to the involvement of surface water.

CMS Energy and Consumers expect to incur additional significant costs related to the remediation of these former MGP sites.  Based upon prior MPSC orders, Consumers expects to be able to recover the costs of these cleanup activities through its gas rates, but cannot guarantee that outcome.

In addition, CMS Energy retained environmental remediation obligations for the collection and treatment of leachate at Bay Harbor after selling its interests in the development in 2002.  Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site.  CMS Energy has signed agreements with the EPA and the MDEQ relating to Bay Harbor.  If CMS Energy were unable to meet its commitments under these agreements, or if unanticipated events occurred, CMS Energy could incur additional material costs relating to its Bay Harbor remediation obligations.

Consumers also expects to incur remediation and other response activity costs at a number of other sites under NREPA and CERCLA.  Consumers believes these costs should be recoverable in rates, but cannot guarantee that outcome.

CMS Energy and Consumers could be affected adversely by legacy litigation and retained liabilities.

In 2002, CMS Energy notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices.  CMS Energy has cooperated with the DOJ’s investigation regarding this matter.  CMS Energy is unable to predict the outcome of the DOJ investigation or the amount of any fines or penalties that may be imposed and what effect, if any, the investigation will have on CMS Energy.

CMS Energy, CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company were named as defendants in various lawsuits arising as a result of alleged false natural gas price reporting.  Allegations included manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in Kansas, Missouri, and Wisconsin.  CMS Energy cannot predict the outcome of the lawsuits or the amount of damages for which CMS Energy may be liable.  It is possible that the outcome in one or more of the lawsuits could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.

The agreements that CMS Energy and Consumers enter into for the sale of assets customarily include provisions whereby they are required to:

•                 retain specified preexisting liabilities, such as for taxes, pensions, or environmental conditions;

•                 indemnify the buyers against specified risks, including the inaccuracy of representations and warranties that CMS Energy and Consumers make; and

•                 make payments to the buyers depending on the outcome of post-closing adjustments, litigation, audits, or other reviews, including claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions.

Many of these contingent liabilities can remain open for extended periods of time after the sales are closed.  Depending on the extent to which the buyers might ultimately seek to enforce their rights under these contractual provisions, and the resolution of any disputes concerning them, there could be a material adverse effect on CMS Energy’s or Consumers’ liquidity, financial condition, and results of operations.

In 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea.  The government of Equatorial Guinea claims that CMS Energy owes $142 million in taxes, plus significant penalties and interest, in connection with the sale and has requested arbitration.  CMS Energy is vigorously contesting the claim, and cannot predict the financial impact or outcome of this matter.  It is possible that the outcome of this matter could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.

CMS Energy’s and Consumers’ energy sales and operations are affected by seasonal factors and varying weather conditions from year to year.

CMS Energy’s and Consumers’ utility operations are seasonal.  The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment, while peak demand for natural gas occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel.  In addition, Consumers’ electric rates, which follow a seasonal rate design, are higher in the summer months than in the remaining months of the year.  Accordingly, CMS Energy’s and Consumers’ overall results in the future may fluctuate substantially on a seasonal basis.  Mild temperatures during the summer cooling season and winter heating season could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

Consumers is exposed to risks related to general economic conditions in its service territories.

Consumers’ electric and gas utility businesses are affected by the economic conditions impacting the customers they serve.  If the Michigan economy becomes sluggish or declines, Consumers could experience reduced demand for electricity or natural gas that could result in decreased earnings and cash flow.  In addition, economic conditions in Consumers’ service territory affect its collections of accounts receivable and levels of lost or stolen gas, which in turn impact its liquidity, financial condition, and results of operations.

CMS Energy and Consumers are subject to information security risks, risks of unauthorized access to their systems, and technology failures.

In the regular course of business, CMS Energy and Consumers handle a range of sensitive security and customer information.  CMS Energy and Consumers are subject to laws and rules issued by various agencies concerning safeguarding and maintaining the confidentiality of this information.  A security breach of CMS Energy’s and Consumers’ information systems could involve theft or the inappropriate release of certain types of information, such as confidential customer information or, separately, system operating information.  These events could disrupt operations, subject CMS Energy and Consumers to possible financial liability, damage their reputation and diminish the confidence of customers, and have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial conditions, and results of operations.

CMS Energy and Consumers operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure.  Despite implementation of security measures, CMS Energy’s and Consumers’ technology systems are vulnerable to being disabled, to failures, to cyber crime, and to unauthorized access.  Such events could impact the reliability of electric and gas generation and delivery and also subject CMS Energy and Consumers to financial harm.  Cyber crime, which includes the use of malware, computer viruses, and other means for disruption or unauthorized access against companies, including CMS Energy and Consumers, has increased in frequency, scope, and potential impact in recent years.  While CMS Energy and Consumers have not been subject to cyber crime incidents that have had a material impact on their operations to date, their security measures in place may be insufficient to prevent a major cyber attack in the future.  If CMS Energy’s and Consumers’ technology systems were to fail or be breached, CMS Energy and Consumers might not be able to fulfill critical business functions, and sensitive confidential and proprietary data could be compromised, which could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

A variety of technological tools and systems, including both company-owned information technology and technological services provided by outside parties, support critical functions.  The failure of these technologies, or the inability of CMS Energy and Consumers to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder their business operations and materially adversely affect their liquidity, financial condition, and results of operations.

CMS Energy’s and Consumers’ businesses have safety risks.

Consumers’ electric and gas delivery systems, power plants, gas infrastructure, wind energy equipment, and energy products and the independent power plants owned in whole or in part by CMS Energy could be involved in accidents that result in injury or property loss to customers, employees, or the public.  Although CMS Energy and Consumers have insurance coverage for many potential incidents (subject to deductibles and self-insurance amounts that could be material), depending upon the nature or severity of any incident or accident, CMS Energy or Consumers could suffer financial loss, damage to its reputation, and negative repercussions from regulatory agencies or other public authorities.

CMS Energy’s and Consumers’ revenues and results of operations are subject to risks that are beyond their control, including but not limited to natural disasters, terrorist attacks or related acts of war, hostile cyber intrusions, or other catastrophic events.

The impact of natural disasters, severe weather, wars, terrorist acts, cyber intrusions, pandemics, and other catastrophic events on the facilities and operations of CMS Energy and Consumers could have a material adverse effect on their liquidity, financial condition, and results of operations.  A terrorist attack on physical infrastructure or a major natural disaster could result in severe damage to CMS Energy’s and Consumers’ assets beyond what could be recovered through insurance policies.  Hostile cyber intrusions, including those targeting information systems as well as electronic control systems used at the generating plants and for the electric and gas distribution systems, could severely disrupt business operations and result in loss of service to customers, as well as significant expense to repair security breaches or system damage.  Terrorist attacks or acts of war could result in the disruption of power and fuel markets that could increase costs or disrupt service.  Widespread outages in Consumers’ systems as a result of storms, floods, or other natural disasters could result in a prolonged loss of service to customers and significant expense to repair system damages.  An outbreak of a pandemic could disrupt business operations and result in the loss of service to customers, as well as have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.  There is a risk that regulators could assess Consumers’ preparedness or response as inadequate and take adverse actions as a result.

Instability in the financial markets as a result of terrorism, war, natural disasters, credit crises, recessions, or other factors, could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

CMS Energy and Consumers are exposed to significant reputational risks.

Consumers is actively engaged in multiple regulatory oversight processes and has a large electric and gas customer base.  As a result, Consumers has a highly visible public profile in Michigan.  Consumers and CMS Energy could suffer negative impacts to their reputations as a result of operational incidents, violations of corporate compliance policies, regulatory violations, or other events.  This could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.  It could also result in negative customer perception and increased regulatory oversight.

The markets for alternative energy and distributed generation could impact financial results.

Technology advances and government incentives and subsidies could reduce or shift the cost of alternative methods of producing electricity, such as fuel cells, microturbines, wind turbines, and photovoltaic (solar) cells, and could place additional system burdens on CMS Energy and Consumers.  It is also possible that electric customers could reduce their electric consumption significantly through demand-side energy conservation and energy efficiency programs.  Changes in technology could also alter the channels through which electric customers buy electricity.  Any of these changes could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, or results of operations.

Energy risk management strategies might not be effective in managing fuel and electricity pricing risks, which could result in unanticipated liabilities to CMS Energy and Consumers or increased volatility in their earnings.

Consumers is exposed to changes in market prices for natural gas, coal, electricity, emission allowances, and RECs.  Prices for natural gas, coal, electricity, emission allowances, and RECs may fluctuate substantially over relatively short periods of time and expose Consumers to commodity price risk.  A substantial portion of Consumers’ operating expenses for its plants consists of the costs of obtaining these commodities.  Consumers manages these risks using established policies and procedures, and it may use various contracts to manage these risks, including swaps, options, futures, and forward contracts.  No assurance can be made that these strategies will be successful in managing Consumers’ pricing risk or that they will not result in net liabilities to Consumers as a result of future volatility in these markets.

Natural gas prices in particular have been historically volatile.  Consumers routinely enters into contracts to mitigate exposure to the risks of demand, market effects of weather, and changes in commodity prices associated with its gas distribution business.  These contracts are executed in conjunction with the GCR mechanism, which is designed to allow Consumers to recover prudently incurred costs associated with those positions.  If the MPSC determined that any of these contracts or related contracting policies were imprudent, recovery of these costs could be disallowed.  Consumers does not always hedge the entire exposure of its operations from commodity price volatility.  Furthermore, the ability to hedge exposure to commodity price volatility depends on liquid commodity markets.  As a result, to the extent the commodity markets are illiquid, Consumers might not be able to execute its risk management strategies, which could result in greater unhedged positions than preferred at a given time.  To the extent that unhedged positions exist, fluctuating commodity prices could have a negative effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.  Changes in laws that limit Consumers’ ability to hedge could have a negative effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

CMS Energy and Consumers are exposed to credit risk of those with whom they do business.

CMS Energy and Consumers are exposed to credit risk of counterparties with whom they do business.  Adverse economic conditions or financial difficulties experienced by these counterparties could impair the ability of these counterparties to pay for CMS Energy’s and Consumers’ services or fulfill their contractual obligations, including performance and payment of damages.  CMS Energy and Consumers depend on these counterparties to remit payments and perform services timely.  Any delay or default in payment or performance of contractual obligations could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

In recent years, the capital and credit markets have experienced unprecedented high levels of volatility and disruption.  Market volatility and disruption could have a negative impact on CMS Energy’s and Consumers’ lenders, suppliers, customers, and other counterparties, causing them to fail to meet their obligations.  Adverse economic conditions could also have a negative impact on the loan portfolio of CMS Energy’s banking subsidiary, EnerBank.

Consumers might not be able to obtain an adequate supply of natural gas or coal, which could limit its ability to operate its electric generation facilities or serve its natural gas customers.

Consumers has natural gas and coal supply and transportation contracts in place for the natural gas and coal it requires for its electric generating capacity.  Consumers also has interstate transportation and supply agreements in place to facilitate delivery of natural gas to its customers.  Apart from the contractual and monetary remedies available to Consumers in the event of a counterparty’s failure to perform under any of these contracts, there can be no assurances that the counterparties to these contracts will fulfill their obligations to provide natural gas or coal to Consumers.  The counterparties under the agreements could experience financial or operational problems that inhibit their ability to fulfill their obligations to Consumers.  In addition, counterparties under these contracts might not be required to supply natural gas or coal to Consumers under certain circumstances, such as in the event of a natural disaster or severe weather.

If, for its electric generating capacity, Consumers were unable to obtain its natural gas or coal requirements under existing or future natural gas and coal supply and transportation contracts, it could be required to purchase natural gas or coal at higher prices or forced to purchase electricity from higher-cost generating resources in the MISO energy market.  If, for natural gas delivery to its customers, Consumers were unable to obtain its natural gas supply requirements under existing or future natural gas supply and transportation contracts, it could be required to purchase natural gas at higher prices from other sources or implement its natural gas curtailment program filed with the MPSC.  These alternatives could increase Consumers’ working capital requirements and could decrease its revenues.

Market performance and other changes could decrease the value of employee benefit plan assets, which then could require significant funding.

The performance of the capital markets affects the values of assets that are held in trust to satisfy future obligations under CMS Energy’s and Consumers’ pension and postretirement benefit plans.  CMS Energy and Consumers have significant obligations under these plans and hold significant assets in these trusts.  These assets are subject to market fluctuations and will yield uncertain returns, which could fall below CMS Energy’s and Consumers’ forecasted return rates.  A decline in the market value of the assets or a change in the level of interest rates used to measure the required minimum funding levels could significantly increase the funding requirements of these obligations.  Also, changes in demographics, including an increased number of retirements or changes in life expectancy assumptions, could significantly increase the funding requirements of the obligations related to the pension and postretirement benefit plans.  Additionally, while CMS Energy and Consumers do not expect that the Health Care Acts will significantly increase obligations of their postretirement benefit plans, they cannot guarantee this outcome.  If CMS Energy and Consumers are unable to manage their pension and postretirement plan assets successfully, it could have a material adverse effect on their liquidity, financial condition, and results of operations.

A work interruption or other union actions could adversely affect Consumers.

Over 40 percent of Consumers’ employees are represented by unions.  If these employees were to engage in a strike, work stoppage, or other slowdown, or if the terms and conditions in labor agreements were renegotiated, Consumers could experience a significant disruption in its operations and higher ongoing labor costs.  Additionally, while Consumers presently has good relationships with the unions representing its employees, Consumers cannot predict the impact of the expiration of union contracts in 2015.

Failure to attract and retain an appropriately qualified workforce could harm CMS Energy’s and Consumers’ results of operations.

The workforce of CMS Energy and Consumers is aging and a number of employees will become eligible to retire within the next few years.  If CMS Energy and Consumers were unable to match skill sets to future needs, they could encounter operating challenges and increased costs.  These challenges could include a lack of resources, loss of knowledge, and delays in skill development.  Additionally, higher costs could result from the use of contractors to replace employees, loss of productivity, and safety incidents.  Failing to train replacement employees adequately and to transfer internal knowledge and expertise could affect CMS Energy’s and Consumers’ ability to manage and operate their businesses.  If CMS Energy and Consumers were unable to attract and retain an appropriately qualified workforce, their results of operations could be affected negatively.

Unplanned power plant outages could be costly for Consumers.

Unforeseen maintenance of our power plants may be required for many reasons, including catastrophic events such as fires, explosions, floods or other acts of God, equipment failure, operator error, or to comply with environmental or safety regulations.  When unplanned maintenance work is required on power plants or other equipment, Consumers will not only incur unexpected maintenance expenses, but it may also have to make spot market purchases of replacement electricity that exceed Consumers’ costs of generation.  Additionally, unplanned maintenance work may reduce the capacity credit Consumers receives from MISO and may cause Consumers to incur additional capacity costs in future years.  If Consumers were unable to recover any of these increased costs in rates, it could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact CMS Energy’s and Consumers’ results of operations.

CMS Energy and Consumers are required to make judgments regarding the potential tax effects of various financial transactions and results of operations in order to estimate their obligations to taxing authorities.  The tax obligations include income, real estate, sales and use taxes, employment-related taxes, and ongoing issues related to these tax matters.  The judgments include determining reserves for potential adverse outcomes regarding tax positions that have been taken and may be subject to challenge by the IRS and/or other taxing authorities.  Unfavorable settlements of any of the issues related to these reserves at CMS Energy or Consumers could have a material adverse effect on their liquidity, financial condition, and results of operations.

CMS Energy and Consumers are subject to changing tax laws.  Increases in local, state, or federal tax rates or other changes in tax laws could have adverse impacts on their liquidity, financial condition, and results of operations.

CMS Energy and its subsidiaries, including Consumers and EnerBank, must comply with the Dodd-Frank Act and its related regulations, which are subject to change and could involve material costs or affect operations.

In 2010, the Dodd-Frank Act was passed into law.  The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing the impacts.  Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study.  Regulations that are intended to implement the Dodd-Frank Act are being adopted by the appropriate agencies.  The Dodd-Frank Act also created the Bureau of Consumer Financial Protection, which is part of the Federal Reserve and has been granted significant rule-making authority in the area of consumer financial products and services.  The direction that the Bureau of Consumer Financial Protection will take, the regulations it will adopt, and its interpretation of existing laws and regulations are not yet fully known.

The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act.  Known as the Volcker Rule, it generally restricts certain banking entities (such as EnerBank) and their subsidiaries or affiliates from engaging in proprietary trading activities and from owning equity in or sponsoring any private equity or hedge fund.  The statutory effective date of the Volcker Rule was July 2012, but it is subject to certain transition periods and exceptions for “permitted activities.”  In April 2012, the Federal Reserve Board issued a statement clarifying that banks and other financial institutions have until July 2014 to conform fully their activities and investments to the requirements.  Under the statute, the activities of CMS Energy and its subsidiaries (including EnerBank) are not expected to be materially affected; however, they will be restricted from engaging in proprietary trading, investing in third-party hedge or private equity funds, and sponsoring these funds in the future unless CMS Energy qualifies for an exemption from the rule.  CMS Energy is studying the final regulations, which were issued in December 2013, but cannot predict the full impact of the Volcker Rule on CMS Energy’s or EnerBank’s operations or financial condition.

Furthermore, effective July 2011, all companies that directly or indirectly control an FDIC-insured bank are required to serve as a source of financial strength for that institution.  As a result, CMS Energy could be called upon by the FDIC to infuse additional capital into EnerBank to the extent that EnerBank fails to satisfy its capital requirements.  In addition, CMS Energy is contractually required (i) to make cash capital contributions to EnerBank in the event that EnerBank does not maintain required minimum capital ratios and (ii) to provide EnerBank financial support, in an amount and duration as may be necessary for EnerBank to meet the cash needs of its depositors and other operations.  EnerBank has exceeded these requirements historically and exceeds them as of February 2014.

In addition, the Dodd-Frank Act potentially provides for regulation by the Commodity Futures Trading Commission of certain energy-related contracts.  Although CMS Energy and its subsidiaries qualify for an end-user exception, these regulations could affect the ability of CMS Energy and its subsidiaries to participate in these markets and could add additional regulatory oversight over their contracting activities.

CMS Energy could be required to pay cash to certain security holders in connection with the optional conversion of their convertible securities.

CMS Energy has outstanding one series of cash-convertible securities, of which an aggregate principal amount of $172 million was outstanding at December 31, 2013.  If the trading price of CMS Energy’s common stock exceeds a specified amount at the end of a particular fiscal quarter, then holders of these convertible securities will have the option to convert their securities in the following fiscal quarter, with the principal amount payable in cash by CMS Energy.  Accordingly, if the trading price minimum is satisfied and security holders exercise their conversion rights, CMS Energy might be required to outlay a significant amount of cash to those security holders and recognize losses, which could have a material adverse effect on CMS Energy’s liquidity and results of operations.  The trading price minimum was satisfied at December 31, 2013.

CMS Energy’s and Consumers’ financial statements, including their reported earnings, could be significantly impacted by convergence with International Financial Reporting Standards.

The Financial Accounting Standards Board is expected to make broad changes to GAAP as part of an overall initiative to converge U.S. standards with International Financial Reporting Standards.  These changes could have significant impacts on the financial statements of CMS Energy and Consumers.  Also, the SEC has been considering incorporating International Financial Reporting Standards into the financial reporting system for U.S. registrants.  A transition to International Financial Reporting Standards could significantly impact CMS Energy’s and Consumers’ financial results, since these standards differ from GAAP in many ways.  One of the major differences is the lack of special accounting treatment for regulated activities under International Financial Reporting Standards, which could result in greater earnings volatility for CMS Energy and Consumers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Descriptions of CMS Energy’s and Consumers’ properties are found in the following sections of Item 1. Business, all of which are incorporated by reference in this Item 2:

•                 General, “CMS Energy”;

•                 General, “Consumers”;

•                 Business Segments, “Consumers Electric Utility – Electric Utility Properties”;

•                 Business Segments, “Consumers Gas Utility – Gas Utility Properties”; and

•                 Business Segments, “Enterprises Segment – Non-Utility Operations and Investments – Independent Power Production.”

ITEM 3. LEGAL PROCEEDINGS

For information regarding CMS Energy’s, Consumers’, and their subsidiaries’ significant pending administrative and judicial proceedings involving regulatory, operating, transactional, environmental, and other matters, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements – Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.

CMS Energy, Consumers, and certain of their subsidiaries and affiliates are also parties to routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various taxes, and rates and licensing.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CMS ENERGY

CMS Energy’s common stock is traded on the New York Stock Exchange.  Market prices for CMS Energy’s common stock and related security holder matters are contained in Item 8. Financial Statements and Supplementary Data, MD&A and Notes to the Consolidated Financial Statements – Note 20, Quarterly Financial and Common Stock Information (Unaudited), which are incorporated by reference herein.  At January 9, 2014, the number of registered holders of CMS Energy’s common stock totaled 36,670, based on the number of record holders.  Presented in the following table are CMS Energy’s dividends on its common stock:

				Per Share
Period	February	May	August	November
2013	$ 0.255	$ 0.255	$ 0.255	$ 0.255
2012	0.240	0.240	0.240	0.240

Information regarding securities authorized for issuance under equity compensation plans is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein.  For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements – Note 4, Financings and Capitalization.

CONSUMERS

Consumers’ common stock is privately held by its parent, CMS Energy, and does not trade in the public market.  Presented in the following table are Consumers’ cash dividends on its common stock:

				In Millions
Period	February	May	August	November
2013	$ 93	$ 101	$ 106	$ 106
2012	115	43	144	91

For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements – Note 4, Financings and Capitalization.

ISSUER REPURCHASES OF EQUITY SECURITIES

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended December 31, 2013:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under Publicly
	of Shares	Price Paid	Announced Plans or	Announced Plans or
Period	Purchased[1]	per Share	Programs	Programs
October 1, 2013 to
October 31, 2013	2,211	$ 26.57	-	-
November 1, 2013 to
November 30, 2013	-	-	-	-
December 1, 2013 to
December 31, 2013	-	-	-	-
Total	2,211	$ 26.57	-	-

1 Common shares were purchased to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the PISP.  The value of shares repurchased is based on the market price on the vesting date.

UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial information for CMS Energy and Consumers is contained in Item 8. Financial Statements and Supplementary Data, Selected Financial Information, which is incorporated by reference herein.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations for CMS Energy and Consumers is contained in Item 8. Financial Statements and Supplementary Data, MD&A, which is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk for CMS Energy and Consumers are contained in Item 8. Financial Statements and Supplementary Data, MD&A – Critical Accounting Policies and Estimates, “Financial and Derivative Instruments and Market Risk Information,” which is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED FINANCIAL INFORMATION	CMS ENERGY CORPORATION

			2013	2012	2011	2010	2009

	Operating revenue (in millions)	($)	6,566	6,253	6,503	6,432	6,205

	Income (loss) from equity method investees (in millions)	($)	13	17	9	11	(2)

	Income from continuing operations (in millions)[1]	($)	454	377	415	366	220

	Income (loss) from discontinued operations (in millions)	($)	-	7	2	(23)	20

	Net income available to common stockholders (in millions)	($)	452	382	415	324	218

	Average common shares outstanding (in thousands)		264,511	260,678	250,824	231,473	227,169

	Earnings from continuing operations per average common share
CMS Energy	- Basic	($)	1.71	1.43	1.65	1.50	0.87
	- Diluted	($)	1.66	1.39	1.57	1.36	0.83

	Earnings per average common share
CMS Energy	- Basic	($)	1.71	1.46	1.66	1.40	0.96
	- Diluted	($)	1.66	1.42	1.58	1.28	0.91

	Cash provided by operations (in millions)	($)	1,421	1,241	1,169	959	848

	Capital expenditures, excluding assets placed under capital lease (in millions)	($)	1,325	1,227	882	821	818

	Total assets (in millions)	($)	17,416	17,131	16,452	15,616	15,256

	Long-term debt, excluding current portion (in millions)	($)	7,101	6,710	6,040	6,448	5,895

	Non-current portion of capital leases and financing obligation (in millions)	($)	138	153	167	188	197

	Total preferred stock (in millions)	($)	-	-	-	-	239

	Cash dividends declared per common share	($)	1.02	0.96	0.84	0.66	0.50

	Market price of common stock at year-end	($)	26.77	24.38	22.08	18.60	15.66

	Book value per common share at year-end	($)	12.98	12.09	11.92	11.19	11.42

	Total employees at year-end		7,781	7,541	7,754	7,859	8,075

	Electric Utility Statistics
	Sales (billions of kWh)		37	38	38	38	36
	Customers (in thousands)		1,793	1,786	1,791	1,792	1,796
	Average sales rate per kWh	(¢)	11.52	10.94	10.80	10.54	9.81

	Gas Utility Statistics
	Sales and transportation deliveries (bcf)		352	329	337	317	319
	Customers (in thousands)[2]		1,724	1,715	1,713	1,711	1,708
	Average sales rate per mcf	($)	8.51	9.55	9.98	10.60	10.73

1 Income from continuing operations includes income attributable to noncontrolling interests of $2 million in each of 2013, 2012, and 2011, $3 million in 2010, and $11 million in 2009.

2 Excludes off-system transportation customers.

SELECTED FINANCIAL INFORMATION	CONSUMERS ENERGY COMPANY

		2013	2012	2011	2010	2009

Operating revenue (in millions)	($)	6,321	6,013	6,253	6,156	5,963

Net income (in millions)	($)	534	439	467	434	293

Net income available to common stockholder (in millions)	($)	532	437	465	432	291

Cash provided by operations (in millions)	($)	1,351	1,353	1,323	910	922

Capital expenditures, excluding assets placed under capital lease (in millions)	($)	1,320	1,222	876	815	811

Total assets (in millions)	($)	16,179	16,275	15,662	14,839	14,622

Long-term debt, excluding current portion (in millions)	($)	4,579	4,297	3,987	4,488	4,063

Non-current portion of capital leases and financing obligation (in millions)	($)	138	153	167	188	197

Total preferred stock (in millions)	($)	37	44	44	44	44

Number of preferred stockholders at year-end		1,248	1,378	1,428	1,496	1,531

Total employees at year-end		7,435	7,221	7,452	7,551	7,787

Electric Utility Statistics
Sales (billions of kWh)		37	38	38	38	36
Customers (in thousands)		1,793	1,786	1,791	1,792	1,796
Average sales rate per kWh	(¢)	11.52	10.94	10.80	10.54	9.81

Gas Utility Statistics
Sales and transportation deliveries (bcf)		352	329	337	317	319
Customers (in thousands)[1]		1,724	1,715	1,713	1,711	1,708
Average sales rate per mcf	($)	8.51	9.55	9.98	10.60	10.73

1 Excludes off-system transportation customers.

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

CMS Energy and Consumers manage their businesses by the nature of services each provides.  CMS Energy operates principally in three business segments:  electric utility; gas utility; and enterprises, its non-utility operations and investments.  Consumers operates principally in two business segments:  electric utility and gas utility.

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

CMS Energy’s business strategy emphasizes the key elements depicted below:

Accountability is part of CMS Energy’s and Consumers’ corporate culture.  CMS Energy and Consumers are committed to making the right choices to serve their customers safely and affordably and to acting responsibly as corporate citizens.  CMS Energy and Consumers hold themselves accountable to the highest standards of safety, operational performance, and ethical behavior, and work diligently to comply with all laws, rules, and regulations that govern the electric and gas industry.

In October 2013, Consumers released its first-ever accountability report.  The report provides an overview of Consumers’ efforts to continue meeting Michigan’s energy needs safely and efficiently, and highlights Consumers’ commitment to Michigan businesses, its corporate citizenship, and its role in reducing the state’s air emissions.

SAFE, EXCELLENT OPERATIONS

The safety of employees, customers, and the general public remains a priority of CMS Energy and Consumers.  Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture.  These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions.  From 2006 through 2013, Consumers achieved a 72 percent reduction in the annual number of recordable safety incidents.

CUSTOMER VALUE

Consumers is undertaking a number of initiatives that reflect its intensified customer focus.  Consumers’ planned investments in reliability are aimed at improving safety, reducing customer outage frequency, reducing repetitive outages, and increasing customer satisfaction.  Also, in order to minimize increases in customer base rates, Consumers has undertaken several additional initiatives to reduce costs.  These initiatives, together with Consumers’ plans to accelerate further cost reductions, should allow Consumers to avoid increasing electric and gas base rates through 2014.  Consumers may reconsider this expectation should its assumptions change regarding the economy or other matters.

Consumers has also worked to lower commodity costs for its customers.  Consumers’ gas commodity costs have declined by 44 percent over the last five years, due in part to Consumers’ improvements to its gas infrastructure and optimization of its gas purchasing and storage strategy.  These savings are all passed on to customers.

UTILITY INVESTMENT

Consumers expects to make capital investments of about $7 billion from 2014 through 2018, as presented in the following illustration:

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

Among the key components of Consumers’ investment program are projects that will enhance customer value.  Consumers’ planned base capital investments of $3.5 billion represent projects to maintain Consumers’ system and comprise $2.1 billion at the electric utility to preserve reliability and capacity and $1.4 billion at the gas utility to sustain deliverability and enhance pipeline integrity.  An additional $1.9 billion of planned reliability investments at Consumers are aimed at reducing outages and improving customer satisfaction; these investments comprise $1.0 billion at the electric utility to strengthen circuits and substations, replace poles, and upgrade the Ludington pumped-storage plant and $0.9 billion at the gas utility to replace mains and enhance transmission and storage systems.  Consumers also expects to spend $0.8 billion on environmental investments needed to comply with state and federal laws and regulations.

Consumers’ Smart Energy program, with an estimated total project capital cost of $0.8 billion, also represents a major capital investment.  The full-scale deployment of advanced metering infrastructure began in 2012 and is planned to continue through 2017.  Consumers has spent $0.3 billion through 2013 on its Smart Energy program, and expects to spend an additional $0.5 billion, following a phased approach, from 2014 through 2017.

Renewable energy projects are another major component of Consumers’ planned capital investments.  Consumers expects to spend $0.2 billion on renewable energy investments, under an MPSC-approved renewable energy plan, from 2014 through 2018.  The 2008 Energy Law requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and it includes requirements for specific capacity additions.  Consumers has historically included renewable resources as part of its portfolio, with about eight percent of its present power supply coming from such renewable sources as hydropower, landfill gas, biomass, wind, anaerobic digestion, and solar.

In December 2013, Consumers signed an agreement to purchase a 540-MW gas-fueled electric generating plant located in Jackson, Michigan for $155 million from AlphaGen Power LLC and DPC Juniper, LLC, affiliates of JPMorgan Chase & Co.  Consumers expects to close the purchase, which is subject to MPSC, FERC, and other approvals, by January 2016.  In January 2014, as a result of this planned purchase, Consumers announced plans to defer the development of its proposed 700-MW gas-fueled electric generating plant at its Thetford complex in Genesee County, Michigan, which Consumers estimated would have cost $700 million.

REGULATION

Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC.  In July 2013, Michigan Governor Rick Snyder appointed Sally Talberg to serve on the three-member MPSC for a six-year term, replacing Orjiakor Isiogu.  Ms. Talberg has served in various energy-related consulting, management, and public service roles during her career.  She represents political independents on the MPSC.  Other important regulatory events and developments are summarized below.

•                 Electric Rate Case:  Consumers filed a general electric rate case with the MPSC in September 2012, seeking an annual rate increase of $148 million.  In March 2013, Consumers self-implemented an annual rate increase of $110 million, subject to refund with interest.  The MPSC approved a partial settlement agreement in May 2013, authorizing an annual rate increase of $89 million, based on a 10.3 percent authorized rate of return on equity.  In February 2014, the MPSC found that total revenues collected during self-implementation did not exceed those that would have been collected under final rates and that no refund was required.

•                 Income Tax Benefits Accounting Order:  In September 2013, the MPSC issued an order approving, with modification, Consumers’ request to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993.  The order authorized Consumers to implement a regulatory treatment beginning in January 2014 that will allow Consumers to return $211 million of income tax benefits over five years to electric customers and $264 million of income tax benefits over 12 years to gas customers.  Consumers estimates that this new treatment will result in an annual benefit of $42 million to electric customers and $22 million to gas customers.

•                 Securitization Order:  In September 2013, Consumers filed an application with the MPSC requesting an alternative method to recover its investment in seven smaller coal-fueled electric generating units and three smaller gas-fueled electric generating units.  In December 2013, the MPSC approved Consumers’ application, with modification, authorizing Consumers to proceed, at its sole discretion, with the sale of up to $389 million in Securitization bonds through a newly formed subsidiary.  Under Michigan law, electric utilities are permitted to use highly rated, low-cost Securitization bonds to finance the recovery of qualified costs.  The qualified costs that the MPSC authorized Consumers to securitize are principally the remaining book value of the ten units described above.  Subject to a successful Securitization transaction, Consumers plans to retire these ten units by April 2016.

Consumers expects to proceed with the Securitization financing and issue Securitization bonds in 2014, subject to market conditions.  Upon issuance of the Securitization bonds, Consumers will adjust its retail electric base rates to exclude the revenue requirement associated with these costs.  Consumers will then collect a surcharge to pay the principal and interest on the Securitization bonds, as well as all related costs.  Consumers estimates that employing this recovery mechanism in place of existing ratemaking treatment will provide initial annual cost savings to full-service customers of $15 million.

•                 Gas Revenue Decoupling Mechanism:  The gas revenue decoupling mechanism, authorized by the MPSC in its 2009 order in Consumers’ gas rate case and extended through April 2012, allowed Consumers to adjust future gas rates to the degree that actual average weather-adjusted sales per customer differed from the rate order.  In August 2012, Consumers filed its final reconciliation of the gas revenue decoupling mechanism, requesting recovery of $17 million from customers for the period June 2011 through April 2012.  In December 2013, the MPSC approved Consumers’ reconciliation for the full amount of its request and authorized recovery over four months beginning in January 2014.

The 2008 Energy Law limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At December 31, 2013, Consumers’ electric deliveries under the ROA program were at the ten-percent limit.  Bills have been introduced to the Michigan House of Representatives and the Michigan Senate to raise or remove the ROA limit.  The House bill also proposes to deregulate electric generation service in Michigan within two years.  Consumers is unable to predict the outcome of these legislative proposals.  In addition, the Michigan legislature has conducted hearings on the subject of energy competition.  If the ROA limit were increased or if electric generation service in Michigan were deregulated, it could have a material adverse effect on Consumers’ financial results and operations.

Environmental regulation is another area of importance for CMS Energy and Consumers, and they are monitoring numerous legislative and regulatory initiatives, including initiatives to regulate greenhouse gases, and related litigation.  CMS Energy and Consumers believe that environmental laws and regulations related to their operations will continue to become more stringent and require them to make additional significant capital expenditures for emissions control equipment, CCR disposal, cooling water intake equipment, effluent treatment, and PCB remediation.  Present and reasonably anticipated state and federal environmental statutes and regulations, including but not limited to the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and CERCLA, will continue to have a material effect on CMS Energy and Consumers.

FINANCIAL PERFORMANCE IN 2013 AND BEYOND

In 2013, CMS Energy’s net income available to common stockholders was $452 million, and diluted EPS were $1.66.  This compares with net income available to common stockholders of $382 million and diluted EPS of $1.42 in 2012.  The main factors contributing to CMS Energy’s improved performance in 2013 were increased gas deliveries, benefits from rate orders, and the absence, in 2013, of the write-off of Consumers’ electric revenue decoupling mechanism regulatory asset in 2012.

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

CMS Energy and Consumers believe that economic conditions in Michigan are improving.  Consumers expects its electric deliveries to increase annually by about 0.5 to 1.0 percent on average through 2018, driven largely by the continued rise in industrial production.  Excluding the impacts of energy efficiency programs, Consumers expects its electric deliveries to increase by about 1.5 to 2.0 percent annually through 2018.  Consumers is projecting that its gas deliveries will remain stable through 2018.  This outlook reflects growth in gas demand offset by energy efficiency and conservation.

As Consumers seeks to continue to receive fair and timely regulatory treatment, delivering customer value will remain a key strategic priority.  In order to minimize increases in customer base rates, Consumers has set goals to achieve further annual productivity improvements.  Additionally, Consumers will strive to give priority to capital investments that increase customer value or lower costs.

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

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

	In Millions, Except Per Share Amounts
Years Ended December 31	2013	2012	2011
Net Income Available to Common Stockholders	$452	$382	$415
Basic Earnings Per Share	$1.71	$1.46	$1.66
Diluted Earnings Per Share	$1.66	$1.42	$1.58

						In Millions
Years Ended December 31	2013	2012	Change	2012	2011	Change
Electric utility	$363	$325	$38	$325	$333	$(8)
Gas utility	168	110	58	110	130	(20)
Enterprises	2	16	(14)	16	32	(16)
Corporate interest and other	(81)	(76)	(5)	(76)	(82)	6
Discontinued operations	—	7	(7)	7	2	5
Net Income Available to Common Stockholders	$452	$382	$70	$382	$415	$(33)

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2013 versus 2012:

In Millions
Reasons for the change	2013 better/(worse) than 2012
Gas sales	$67
Electric sales	(9)
Electric and gas rate orders	57
Lower employee benefit costs, primarily OPEB	17
Absence of contributions related to a 2012 Michigan ballot proposal	11
Depreciation and property tax	(41)
Distribution and restoration cost	(22)
Absence of 2012 recovery of development costs related to cancelled coal-fueled plant	(9)
Gas decoupling	(7)
Absence of 2012 gain on DOE settlement	(7)
Other	(4)	$53

Higher income tax expense and lower subsidiary earnings of enterprises segment		(13)
Higher corporate fixed charges and other, offset by higher EnerBank earnings		(5)
Absence of 2012 charge to write off electric decoupling regulatory asset		36
Absence of voluntary separation plan cost in 2012		7
Other, including the absence of the elimination, in 2012, of a liability associated with a prior asset sale		(8)
Total change		$70

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2012 versus 2011:

In Millions
Reasons for the change	2012 better/(worse) than 2011
Electric sales	$19
Gas sales	(33)
Electric and gas rate orders	90
Recovery of development costs related to cancelled coal-fueled plant	9
Depreciation and property tax	(31)
Operating and maintenance expenses and expenses related to a 2012 Michigan ballot proposal	(12)
Other regulatory impacts (absence of electric decoupling, offset partially by a gain on DOE settlement)	(13)
Other	(13)	$16

Income tax benefits and higher subsidiary earnings of enterprises segment		9
Lower corporate fixed charges, higher EnerBank earnings, and other		10
Charge to write off electric decoupling regulatory asset		(36)
Absence of tax benefit related to MCIT enactment in 2011		(32)
Total change		$(33)

CONSUMERS ELECTRIC UTILITY RESULTS OF OPERATIONS

	In Millions
Years Ended December 31	2013	2012	Change	2012	2011	Change
Net Income Available to
Common Stockholders	$363	$325	$38	$325	$333	$(8)
Reasons for the change
Electric deliveries and rate increases			$95			$81
Power supply costs and related revenue			(1)			2
Other income, net of expenses			15			(16)
Maintenance and other operating expenses			(24)			5
Depreciation and amortization			(25)			(47)
General taxes			(5)			(10)
Interest charges			(1)			12
Income taxes			(16)			(35)
Total change			$38			$(8)

Following is a discussion of significant changes to net income available to common stockholders for 2013 versus 2012 and for 2012 versus 2011.

Electric deliveries and rate increases:  For 2013, electric delivery revenues increased $95 million compared with 2012.  This increase reflected a $64 million benefit from a May 2013 rate increase that Consumers self-implemented in March 2013, and the absence, in 2013, of a $59 million charge to write off Consumers’ electric decoupling regulatory asset in 2012.  These increases were offset partially by a $24 million reduction in revenues resulting from lower sales in the high-margin summer months due to milder weather in 2013 and a $4 million decrease in other revenue.  Deliveries to end-use customers, excluding deliveries to Consumers’ largest customer, which is on an economic development rate, were 35.4 billion kWh in 2013 and 2012.

For 2012, electric delivery revenues increased $81 million compared with 2011.  This increase was due to additional revenues of $106 million resulting from a June 2012 rate increase that Consumers self-

implemented in December 2011, $19 million from higher deliveries in 2012, and a $46 million increase in other revenues, primarily from energy optimization and renewable energy programs.  These increases were offset partially by a $59 million charge to write off Consumers’ electric decoupling mechanism regulatory asset, and the absence, in 2012, of $31 million of electric decoupling revenues recognized in 2011.  Deliveries to end-use customers, excluding deliveries to Consumers’ largest customer, which is on an economic development rate, were 35.4 billion kWh in 2012 and 35.0 billion kWh in 2011.

Other income, net of expenses:  For 2013, other income, net of expenses, increased $15 million compared with 2012, and for 2012, other income, net of expenses, decreased $16 million compared with 2011.  These variances were due primarily to contributions made in 2012 related to a Michigan ballot proposal.

Maintenance and other operating expenses:  For 2013, maintenance and other operating expenses increased $24 million compared with 2012.  This change reflected a $51 million increase in service restoration costs, less $16 million of estimated insurance proceeds, associated with severe storms that occurred in November and December 2013.  Additionally, expenses were higher due to the absence, in 2013, of a $14 million recovery associated with Consumers’ cancelled coal-fueled plant, and a $12 million benefit related to Consumers’ settlement with the DOE.  These increases were offset partially by an $18 million reduction in OPEB cost resulting from OPEB Plan changes adopted in July 2013, a $5 million reduction in OPEB cost due to favorable OPEB Plan performance, and a $14 million decrease in other distribution operating expenses.

For 2012, maintenance and other operating expenses decreased $5 million compared with 2011.  This decrease reflected the authorized recovery of $14 million associated with Consumers’ cancelled coal-fueled plant, an $11 million decrease in service restoration costs, a $12 million benefit related to Consumers’ settlement with the DOE, and an $8 million decrease in uncollectible accounts expense.  These decreases were offset partially by an $18 million increase in energy optimization program costs, a $14 million increase in other operating expenses, including higher costs related to system reliability, and an $8 million increase associated with voluntary separation program expenses.

Depreciation and amortization:  For 2013, depreciation and amortization expense increased $25 million compared with 2012.  This increase was due primarily to increased plant in service and an increase in depreciation rates authorized in a June 2012 rate order, offset partially by lower amortization expense on certain regulatory assets.

For 2012, depreciation and amortization expense increased $47 million compared with 2011, due primarily to increased plant in service and an increase in depreciation rates authorized in a June 2012 rate order.

General Taxes:  For 2013, general taxes increased $5 million compared with 2012, due primarily to increased property taxes, reflecting higher capital spending.

For 2012, general taxes increased $10 million compared with 2011, due primarily to the absence, in 2012, of a favorable outcome to a Michigan single business tax audit in 2011.

Interest Charges:  For 2012, interest charges decreased $12 million compared with 2011, due to lower average debt levels and lower average interest rates in 2012.

Income taxes:  For 2013, income taxes increased $16 million compared with 2012, primarily reflecting higher electric utility earnings offset partially by the absence, in 2013, of non-deductible contributions related to a 2012 Michigan ballot proposal.

For 2012, income taxes increased $35 million compared with 2011.  This increase was due to higher electric utility earnings, a change from the MBT to the MCIT in January 2012, and the absence, in 2012, of a $4 million benefit related to the Medicare Part D subsidy.

CONSUMERS GAS UTILITY RESULTS OF OPERATIONS

						In Millions
Years Ended December 31	2013	2012	Change	2012	2011	Change
Net Income Available to
Common Stockholders	$168	$110	$58	$110	$130	$(20)
Reasons for the change
Gas deliveries and rate increases			$89			$(29)
Other income, net of expenses			(2)			(2)
Maintenance and other operating expenses			11			8
Depreciation and amortization			(4)			(4)
General taxes			(1)			(7)
Interest charges			(1)			8
Income taxes			(34)			6
Total change			$58			$(20)

Following is a discussion of significant changes to net income available to common stockholders for 2013 versus 2012 and for 2012 versus 2011.

Gas deliveries and rate increases:  For 2013, gas delivery revenues increased $89 million compared with 2012.  This increase reflected an $82 million benefit from higher customer deliveries, due primarily to colder weather in 2013, offset partially by the impact on 2012 revenues of the gas revenue decoupling mechanism.  Additionally, revenue increased $7 million due to a June 2012 rate increase that Consumers self-implemented in March 2012.  Deliveries to end-use customers were 307 bcf in 2013 and 259 bcf in 2012.

For 2012, gas delivery revenues decreased $29 million compared with 2011.  This decrease reflected a $43 million reduction resulting from lower customer deliveries, due primarily to milder weather in early 2012, and a $5 million decrease in other revenues.  These decreases were offset partially by $19 million of additional revenues from rate increases.  Gas deliveries, including transportation to end-use customers, were 259 bcf in 2012 and 287 bcf in 2011.

Maintenance and other operating expenses:  For 2013, maintenance and other operating expenses decreased $11 million compared with 2012.  This decrease was due to a $10 million reduction in OPEB cost resulting from OPEB Plan changes adopted in July 2013, and a $5 million reduction in OPEB cost due to favorable OPEB Plan performance.  These decreases were offset partially by a $4 million increase in other operating expenses.

For 2012, maintenance and other operating expenses decreased $8 million compared with 2011.  This decrease was due to an $8 million reduction in uncollectible accounts expense and a $4 million reduction in other operating expenses, offset partially by a $4 million increase associated with voluntary separation program expenses.

Depreciation and amortization:  For 2013, depreciation and amortization expense increased $4 million compared with 2012, and for 2012, depreciation and amortization expense increased $4 million compared with 2011.  Both increases were due to higher depreciation expense from increased plant in service.

General Taxes:  For 2012, general taxes increased $7 million compared with 2011, due primarily to the absence, in 2012, of a favorable outcome to a Michigan single business tax audit in 2011.

Interest Charges:  For 2012, interest charges decreased $8 million compared with 2011, due to lower average debt levels and lower average interest rates in 2012.

Income taxes:  For 2013, income taxes increased $34 million compared with 2012, due primarily to higher gas utility earnings.

For 2012, income taxes decreased $6 million compared with 2011, due primarily to lower gas utility earnings offset partially by the absence, in 2012, of a $2 million benefit related to the Medicare Part D subsidy.

ENTERPRISES RESULTS OF OPERATIONS

						In Millions
Years Ended December 31	2013	2012	Change	2012	2011	Change
Net Income Available to Common Stockholders	$2	$16	$(14)	$16	$32	$(16)

For 2013, net income of the enterprises segment decreased $14 million compared with 2012.  This decrease was attributable to the absence, in 2013, of $6 million of tax benefits in 2012 due primarily to law changes related to Medicare Part D, $4 million of additional tax expense in 2013 due to OPEB Plan changes adopted in July 2013, and $4 million in higher after-tax expenses due primarily to the absence in 2013 of a 2012 insurance settlement.

For 2012, net income of the enterprises segment decreased $16 million compared with 2011, due to the absence, in 2012, of a $28 million income tax benefit resulting from the enactment of the MCIT in May 2011, offset partially by $6 million of tax benefits due primarily to law changes related to Medicare Part D and by $6 million of additional earnings from an insurance settlement received in 2012 and from improved operating results.

For further details about the enactment of the MCIT, see Note 13, Income Taxes.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

						In Millions
Years Ended December 31	2013	2012	Change	2012	2011	Change
Net Income (Reduction) Available to Common Stockholders	$(81)	$(76)	$(5)	$(76)	$(82)	$6

For 2013, corporate interest and other net expenses increased $5 million compared with 2012, due to a $5 million increase in interest expense, reflecting increased borrowings.

For 2012, corporate interest and other net expenses decreased $6 million compared with 2011, due primarily to higher net earnings at EnerBank.

DISCONTINUED OPERATIONS

For 2013, the net loss from discontinued operations was less than $1 million.  For 2012, income from discontinued operations was $7 million, reflecting the elimination of a liability associated with a prior asset sale.  For 2011, income from discontinued operations was $2 million, due to a favorable legal settlement related to a previously sold business.

For further details regarding discontinued operations, see Note 19, Asset Sales and Discontinued Operations.

CASH POSITION, INVESTING, AND FINANCING

At December 31, 2013, CMS Energy had $204 million of consolidated cash and cash equivalents, which included $32 million of restricted cash and cash equivalents.  At December 31, 2013, Consumers had $49 million of consolidated cash and cash equivalents, which included $31 million of restricted cash and cash equivalents.

OPERATING ACTIVITIES

Presented in the following table are specific components of net cash provided by operating activities for the years ended December 31, 2013, 2012, and 2011:

						In Millions
Years Ended December 31	2013	2012	Change	2012	2011	Change
CMS Energy, including Consumers
Net income	$454	$384	$70	$384	$417	$(33)
Non-cash transactions[1]	1,129	1,085	44	1,085	981	104
	1,583	1,469	114	1,469	1,398	71
Postretirement benefits contributions	(229)	(72)	(157)	(72)	(323)	251
Proceeds from government grant	69	-	69	-	-	-
Changes in core working capital[2]	88	(48)	136	(48)	135	(183)
Changes in other assets and liabilities, net	(90)	(108)	18	(108)	(41)	(67)
Net cash provided by operating activities	$1,421	$1,241	$180	$1,241	$1,169	$72
Consumers
Net income	$534	$439	$95	$439	$467	$(28)
Non-cash transactions[1]	1,003	993	10	993	947	46
	1,537	1,432	105	1,432	1,414	18
Postretirement benefits contributions	(222)	(68)	(154)	(68)	(315)	247
Proceeds from government grant	69	-	69	-	-	-
Changes in core working capital[2]	103	(31)	134	(31)	138	(169)
Changes in other assets and liabilities, net	(136)	20	(156)	20	86	(66)
Net cash provided by operating activities	$1,351	$1,353	$(2)	$1,353	$1,323	$30

1 Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

2 Core working capital comprises accounts receivable and accrued revenues, inventories, and accounts payable.

For 2013, net cash provided by operating activities at CMS Energy increased $180 million compared with 2012, and net cash provided by operating activities at Consumers decreased $2 million compared with 2012.  Increases in net cash provided by operating activities were due primarily to higher net income, net of non-cash transactions, the receipt of a $69 million renewable energy grant for Lake Winds® Energy Park, and a reduction in working capital due to higher usage of gas and other fuel from inventory and the collection of PSCR underrecoveries.  At CMS Energy, these increases were offset partially by higher pension contributions in 2013.  At Consumers, these increases were offset largely by higher pension contributions, higher tax payments to CMS Energy, a refund to customers of $23 million related to the DOE settlement, and a $24 million premium paid for the early retirement of debt in 2013.

For 2012, net cash provided by operating activities at CMS Energy increased $72 million compared with 2011, and net cash provided by operating activities at Consumers increased $30 million compared with 2011.  The increases were due primarily to the absence of a pension fund contribution and the impact of lower gas prices on inventory purchased in 2012, offset partially by lower cash collections resulting from the increase in accumulated credits applied to customer accounts in 2012.

INVESTING ACTIVITIES

Presented in the following table are specific components of net cash used in investing activities for the years ended December 31, 2013, 2012, and 2011:

					In Millions
Years Ended December 31	2013	2012	Change	2012	2011	Change
CMS Energy, including Consumers
Capital expenditures	$(1,325)	$(1,227)	$(98)	$(1,227)	$(882)	$(345)
Increase in EnerBank notes receivable	(139)	(63)	(76)	(63)	(100)	37
Costs to retire property and other	(68)	(60)	(8)	(60)	(76)	16
Net cash used in investing activities	$(1,532)	$(1,350)	$(182)	$(1,350)	$(1,058)	$(292)
Consumers
Capital expenditures	$(1,320)	$(1,222)	$(98)	$(1,222)	$(876)	$(346)
Costs to retire property and other	(67)	(57)	(10)	(57)	(75)	18
Net cash used in investing activities	$(1,387)	$(1,279)	$(108)	$(1,279)	$(951)	$(328)

For 2013, net cash used in investing activities at CMS Energy increased $182 million compared with 2012, and net cash used in investing activities at Consumers increased $108 million compared with 2012.  The increases were due to increases in capital expenditures under Consumers’ capital investment program and, at CMS Energy, faster growth in EnerBank consumer lending.

For 2012, net cash used in investing activities at CMS Energy increased $292 million compared with 2011, and net cash used in investing activities at Consumers increased $328 million compared with 2011.  The increases were due primarily to increases in capital expenditures under Consumers’ capital investment program.  At CMS Energy, these increases were offset partially by slower growth in EnerBank consumer lending.

FINANCING ACTIVITIES

Presented in the following table are specific components of net cash provided by (used in) financing activities for the years ended December 31, 2013, 2012, and 2011:

						In Millions
Years Ended December 31	2013	2012	Change	2012	2011	Change
CMS Energy, including Consumers
Issuance of FMBs, senior notes, and other debt	$1,456	$2,017	$(561)	$2,017	$725	$1,292
Retirement of debt	(1,047)	(1,829)	782	(1,829)	(708)	(1,121)
Issuance of common stock	36	30	6	30	29	1
Redemption of preferred stock	(7)	-	(7)	-	-	-
Payments of common and preferred stock dividends	(273)	(252)	(21)	(252)	(211)	(41)
Other financing activities	25	75	(50)	75	(34)	109
Net cash provided by (used in) financing activities	$190	$41	$149	$41	$(199)	$240
Consumers
Issuance of FMBs	$750	$1,075	$(325)	$1,075	$-	$1,075
Retirement of debt	(466)	(1,064)	598	(1,064)	(80)	(984)
Payment of common and preferred stock dividends	(408)	(395)	(13)	(395)	(376)	(19)
Redemption of preferred stock	(7)	-	(7)	-	-	-
Stockholder contribution from CMS Energy	150	150	-	150	125	25
Other financing activities	30	80	(50)	80	(27)	107
Net cash provided by (used in) financing activities	$49	$(154)	$203	$(154)	$(358)	$204

For 2013, net cash provided by financing activities at CMS Energy increased $149 million compared with 2012 and net cash provided by financing activities at Consumers increased $203 million compared with 2012.   These increases were due primarily to an increase in net debt issuances, offset partially by an increase in common stock dividends and a decrease in proceeds from Consumers’ revolving accounts receivable sales program.

For 2012, net cash provided by financing activities at CMS Energy increased $240 million compared with 2011 and net cash used in financing activities at Consumers decreased by $204 million compared with 2011.  These changes were due primarily to proceeds from Consumers’ revolving accounts receivable sales program and an increase in net debt issuances to fund Consumers’ capital investment program.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations.  The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors.  In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation, and potentially by provisions under the Federal Power Act and the Natural Gas Act and FERC requirements.  For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization – Dividend Restrictions.  For the year ended December 31, 2013, Consumers paid $406 million in common stock dividends to CMS Energy.

CMS Energy has entered into two continuous equity offering programs permitting it to sell, from time to time through “at the market” offerings, common stock having an aggregate sales price of up to

$50 million per program.  Under the first program, entered into in 2011, CMS Energy issued common stock and received net proceeds of $20 million in March 2013 and $15 million in each of 2012 and 2011.  In April 2013, CMS Energy entered into the second continuous equity offering program, but has not yet issued any equity under this program.

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations.  As a result of accelerated pension funding in recent years and several initiatives to reduce costs, Consumers anticipates improved cash flows generated from operations in 2014.

Consumers also expects to issue Securitization bonds in 2014, subject to market conditions.  The MPSC, in a December 2013 order, authorized Consumers to proceed, at its sole discretion, with the sale of up to $389 million in highly rated, low-cost Securitization bonds to finance the recovery of the remaining book value of ten electric generating units that Consumers plans to retire by April 2016, if the Securitization transaction is successful.

CMS Energy’s and Consumers’ access to the financial and capital markets depends on their credit ratings and on market conditions.  As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets and, barring major market dislocations or disruptions, they expect to continue to have such access.  If access to these markets were to diminish or otherwise become restricted, however, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending.  CMS Energy and Consumers had the following secured revolving credit facilities available at December 31, 2013:

In Millions
	Amount of	Amount	Letters of Credit	Amount
	Facility	Borrowed	Outstanding	Available	Expiration Date
CMS Energy
Revolving credit facility[1]	$ 550	$ -	$ 2	$ 548	December 2018
Consumers
Revolving credit facility[2]	$ 650	$ -	$ -	$ 650	December 2018
Revolving credit facility[2]	30	-	30	-	September 2014

1 Obligations under this facility are secured by Consumers common stock.

2 Obligations under this facility are secured by FMBs of Consumers.

CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit.  An additional source of liquidity is Consumers’ revolving accounts receivable sales program, which allows it to transfer up to $250 million of eligible accounts receivable as a secured borrowing.  At December 31, 2013, $170 million of accounts receivable had been transferred and an additional $80 million were eligible for transfer under this program.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein.  At December 31, 2013, no events of default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities.  CMS Energy and Consumers were each in compliance with these covenants as of December 31, 2013, as presented in the following table:

December 31, 2013
Credit Agreement, Indenture, or Facility	Description	Limit		Actual
CMS Energy
$550 million revolving credit agreement and
$180 million term loan credit agreement	Debt to EBITDA	<	6.0 to 1.0	4.6 to 1.0
$180 million term loan credit agreement	Interest Coverage	>	2.0 to 1.0	4.5 to 1.0
Consumers
$650 million and $30 million revolving credit agreements,
$35 million and $68 million reimbursement agreements, and
$250 million revolving accounts receivable sales agreement	Debt to Capital	<	0.65 to 1.0	0.49 to 1.0

Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities.  CMS Energy and Consumers believe that their present level of cash and their expected cash flows from operating activities, together with their access to sources of liquidity, will be sufficient to fund their contractual obligations for 2014 and beyond.

Contractual Obligations:  Presented in the following table are CMS Energy’s and Consumers’ contractual obligations for each of the periods presented.  The table excludes all amounts classified as current liabilities on CMS Energy’s and Consumers’ consolidated balance sheets, other than the current portion of long-term debt, capital leases, and financing obligation.

					In Millions
	Payments Due
		Less Than	One to	Three to	More Than
December 31, 2013	Total	One Year	Three Years	Five Years	Five Years
CMS Energy, including Consumers
Long-term debt	$7,654	$368	$1,207	$1,443	$4,636
Interest payments on long-term debt	3,335	364	694	573	1,704
Capital leases and financing obligation	159	23	43	38	55
Interest payments on capital leases and financing obligation	64	10	17	15	22
Operating leases	164	26	45	37	56
Asset retirement obligations	1,215	11	37	36	1,131
Deferred investment tax credit	40	3	6	5	26
Environmental liabilities	198	14	34	36	114
Purchase obligations[1]	12,068	1,879	2,015	2,007	6,167
Purchase obligations – related parties[2]	1,244	89	170	175	810
Total contractual obligations	$26,141	$2,787	$4,268	$4,365	$14,721
Consumers
Long-term debt	$4,625	$43	$449	$848	$3,285
Interest payments on long-term debt	2,259	225	441	370	1,223
Capital leases and financing obligation	159	23	43	38	55
Interest payments on capital leases and financing obligation	64	10	17	15	22
Operating leases	164	26	45	37	56
Asset retirement obligations	1,214	11	37	36	1,130
Deferred investment tax credit	40	3	6	5	26
Environmental liabilities	127	8	24	28	67
Purchase obligations[1]	11,838	1,803	1,960	1,953	6,122
Purchase obligations – related parties[2]	1,244	89	170	175	810
Total contractual obligations	$21,734	$2,241	$3,192	$3,505	$12,796

1 Long-term contracts for purchase of commodities and related services, and construction and service agreements.  The commodities and related services include natural gas and associated transportation, electricity, and coal and associated transportation.

2 Long-term power purchase agreements from certain affiliates of CMS Enterprises.

CMS Energy and Consumers also have recognized non-current liabilities for which the timing of payments cannot be reasonably estimated.  These items, which are excluded from the table above, include regulatory liabilities, deferred income taxes, workers compensation liabilities, accrued liabilities under renewable energy programs, and other liabilities.  Retirement benefits are also excluded from the table above.  For details related to benefit payments, see Note 11, Retirement Benefits.

Off-Balance-Sheet Arrangements:  CMS Energy, Consumers, and certain of their subsidiaries also enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties.  These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees.  Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms.  The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $471 million at December 31, 2013.  While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition.  For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments – Guarantees.

Capital Expenditures:  Over the next five years, CMS Energy and Consumers expect to make capital investments of about $7 billion.  CMS Energy and Consumers may revise their forecasts of capital expenditures periodically due to a number of factors, including environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital.  Presented in the following table are CMS Energy’s and Consumers’ estimated capital expenditures, including lease commitments, for 2014 through 2018:

						In Millions
	2014	2015	2016	2017	2018	Total
CMS Energy, including Consumers
Consumers	$1,650	$1,500	$1,450	$1,250	$1,250	$7,100
Enterprises	12	12	11	11	11	57
Total CMS Energy	$1,662	$1,512	$1,461	$1,261	$1,261	$7,157
Consumers
Electric utility operations[1,2]	$1,200	$1,000	$1,000	$800	$800	$4,800
Gas utility operations[2]	450	500	450	450	450	2,300
Total Consumers	$1,650	$1,500	$1,450	$1,250	$1,250	$7,100

1 These amounts include estimates for capital expenditures that may be required by environmental laws, regulations, or potential consent decrees.

2 These amounts include estimates for capital expenditures related to information technology projects, facility improvements, and vehicle leasing.

OUTLOOK

Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations.  These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position.  For additional details regarding these and other uncertainties, see Forward-Looking Statements and Information; Item 1A. Risk Factors; and Note 3, Contingencies and Commitments.

CONSUMERS ELECTRIC UTILITY AND GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Rate Matters:  Rate matters are critical to Consumers’ electric and gas utility businesses.  For additional details on rate matters, see Note 2, Regulatory Matters.

Future Rate Cases:  In order to minimize increases in customer base rates, Consumers has undertaken several initiatives to reduce costs through voluntary separation plans, accelerated pension funding, employee and retiree health-care cost sharing, negotiated labor agreements, information system efficiencies, and productivity improvement programs.  Consumers has also received approval from the MPSC for certain applications, including the accounting application described in the following paragraph, that will result in cost savings for customers.  These initiatives, together with Consumers’ plans to accelerate further cost reductions, should allow Consumers to avoid increasing electric and gas base rates through 2014.  Consumers may reconsider this expectation should its assumptions change regarding the economy or other matters.

Income Tax Benefits Accounting Order:  In August 2013, Consumers filed an application with the MPSC requesting approval to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993.  Under the regulatory treatment that Consumers has been using, Consumers has estimated that it would take at least 50 years to flow through these income tax benefits to customers.  In September 2013, the MPSC approved Consumers’ application with modification, authorizing Consumers to return $211 million of income tax benefits over five years to electric customers and $264 million of income tax benefits over 12 years to gas customers.  The MPSC authorized Consumers to implement this regulatory treatment effective January 2014.  Consumers estimates that this new treatment will result in an annual benefit of $42 million to electric customers and $22 million to gas customers.

Smart Energy:  Consumers’ grid modernization effort continues.  In 2012, Consumers began installing smart meters in Muskegon County, Michigan.  One of the functions of smart meters is to allow customers to monitor and manage their energy usage, which Consumers expects will help reduce demand during critical peak times, resulting in lower peak capacity requirements.  The installation of smart meters should also provide for both operational and customer benefits.  As of December 31, 2013, Consumers had upgraded 160,000 electric residential and small business customers in western Michigan to smart meters.  Of the customers scheduled for the upgrade, 0.6 percent have chosen not to participate in the smart meter program.

Consumers is able to read and bill from smart meters remotely; further functionality will continue to be added through mid-2015.  Consumers expects to have installed 385,000 smart meters throughout western Michigan by the end of 2014.  Consumers also plans to install communication modules on gas meters in areas where Consumers provides both electricity and natural gas to customers.

CONSUMERS ELECTRIC UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Balanced Energy Initiative:  Consumers continues to experience increasing demand for electricity due to Michigan’s recovering economy and increased use of air conditioning, consumer electronics, and other electric devices, offset partially by the predicted effects of energy efficiency and conservation.  In July 2012, customers set a peak demand record of 9,006 MW.

Subject to a successful Securitization transaction, as discussed below, Consumers plans to retire seven smaller coal-fueled electric generating units and three smaller gas-fueled electric generating units by April 2016.  Consumers had previously announced plans to mothball the seven coal-fueled units effective April 2016 and had received approval from MISO to do so.  The three gas-fueled units were mothballed in April 2009.  For additional details on the Securitization financing order, see Note 2, Regulatory Matters.

With the planned retirement of these units and the potential tightening of the MISO capacity market, Consumers could experience a shortfall in generation capacity of up to 1,500 MW in 2016.  In order to address future capacity requirements and growing electric demand in Michigan, Consumers updated its balanced energy initiative, a comprehensive energy resource plan designed to meet the short-term and long-term electricity needs of its customers through:

•                 energy efficiency;

•                 demand management;

•                 expanded use of renewable energy;

•                 construction or purchase of electric generating units; and

•                 continued operation or upgrade of existing units.

In December 2013, Consumers signed an agreement to purchase a 540-MW gas-fueled electric generating plant located in Jackson, Michigan for $155 million from AlphaGen Power LLC and DPC Juniper, LLC, affiliates of JPMorgan Chase & Co.  Consumers expects to close the purchase, which is subject to MPSC,

FERC, and other approvals, by January 2016.  In January 2014, as a result of this planned purchase, Consumers announced plans to defer the development of its proposed 700-MW gas-fueled electric generating plant at its Thetford complex in Genesee County, Michigan, which Consumers estimated would have cost $700 million.

Electric Rate Matters:  In August and September 2013, Consumers filed two applications with the MPSC to propose alternative methods to recover its investment in the seven smaller coal-fueled electric generating units and three smaller gas-fueled electric generating units discussed above.

In the first of these applications, filed in August 2013, Consumers requested MPSC advanced approval to use standard utility plant retirement accounting in the event of early retirement of these ten units.  Specifically, Consumers requested the MPSC to provide assurance that the full amount of the undepreciated investment, demolition costs, and cost of removal, including a return on the assets, would, upon their early retirement, be recovered through retail electric base rates.

The second application, which Consumers filed in September 2013, requested approval to issue up to $454 million in Securitization bonds through a newly formed subsidiary.  Under Michigan law, electric utilities are permitted to use highly rated, low-cost Securitization bonds to finance the recovery of qualified costs.  The qualified costs that Consumers requested approval to securitize were principally the remaining book value and projected demolition costs of the ten units described above.

The MPSC approved, with modification, Consumers’ Securitization application in December 2013 and issued a Securitization financing order that authorizes Consumers to proceed, at its sole discretion, with the sale of up to $389 million in Securitization bonds to finance the recovery of the remaining book value of the ten units described above.  Consumers expects to proceed with the Securitization financing and issue Securitization bonds in 2014, subject to market conditions.  Upon issuance of the Securitization bonds, Consumers will adjust its retail electric base rates to exclude the revenue requirement associated with the securitized costs.  Consumers will then collect a surcharge to pay the principal and interest on the Securitization bonds, as well as all related costs.  Consumers estimates that employing this recovery mechanism in place of existing ratemaking treatment will provide initial annual cost savings to full-service customers of $15 million.

As a result of the MPSC’s issuance of the Securitization financing order, Consumers has taken action to suspend and extend indefinitely the schedule in the case related to the application Consumers filed in August 2013 requesting MPSC advanced approval to use standard utility plant retirement accounting in the event of early retirement of these ten units.

Pending Power Supply Cost Recovery Plan:  Consumers submitted its 2014 PSCR plan to the MPSC in September 2013, and in accordance with its proposed plan, self-implemented the 2014 PSCR charge beginning in January 2014.

For additional details on rate matters, see Note 2, Regulatory Matters.

Renewable Energy Plan:  Consumers’ renewable energy plan details how Consumers expects to meet REC and capacity standards prescribed by the 2008 Energy Law.  This law requires Consumers to use RECs, which represent proof that the associated electricity was generated from a renewable energy resource, to achieve certain renewable energy targets through at least 2015.  The targets increase annually, with a goal of using RECs in an amount equal to at least ten percent of Consumers’ electric sales volume (estimated to be 3.3 million RECs annually) in 2015 and each year thereafter.  Under its renewable energy plan, Consumers expects to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.

The 2008 Energy Law also requires Consumers to obtain 500 MW of new capacity from renewable energy resources by the end of 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties.  Through December 2013, Consumers has contracted for the purchase of 302 MW of nameplate capacity from renewable energy suppliers and owns 100 MW of nameplate capacity at its Lake Winds® Energy Park.

Consumers expects to meet the balance of the renewable capacity requirement through the completion of its Cross Winds® Energy Park, a 105-MW wind park in Tuscola County, Michigan.  Consumers began construction of Cross Winds® Energy Park in October 2013 and expects to begin operations in late 2014.  Cross Winds® Energy Park will qualify for certain federal production tax credits that should reduce significantly the cost of meeting the renewable requirements of the 2008 Energy Law.  Consumers expects to qualify for $100 million to $120 million of federal production tax credits, which will be based on the wind project’s production over its first ten years of operation.  These cost savings will be passed on to customers.

Energy Optimization Plan:  The 2008 Energy Law requires Consumers to achieve energy savings equivalent to annual sales reduction targets through at least 2015.  The targets increase annually, with the goal of achieving a six percent reduction in customers’ electricity use and a four percent reduction in customers’ natural gas use by December 31, 2015.  Under its energy optimization plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs.  Consumers estimates that, through its gas and electric energy optimization programs, its customers realized $211 million in energy savings during 2013.

Electric Customer Deliveries and Revenue:  Consumers’ electric customer deliveries are largely dependent on Michigan’s economy, which has suffered from economic and financial instability in the automotive and real estate sectors in recent years.  Consumers believes that economic conditions in Michigan are improving and expects weather-adjusted electric deliveries to increase in 2014 by 1.5 percent compared with 2013.

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

Electric ROA:  A Michigan statute enacted in 2000 allows Consumers’ electric customers to buy electric generation service from Consumers or from alternative electric suppliers.  The 2008 Energy Law revised the statute by limiting alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At December 31, 2013, Consumers’ electric deliveries under the ROA program were at the ten-percent limit and alternative electric suppliers were providing 787 MW of electric generation service to ROA customers.  Of Consumers’ 1.8 million electric customers, 310 customers, or 0.02 percent, purchased electric generation service under the ROA program.  Consumers expects 2014 electric deliveries under the ROA program to be at a similar level to 2013.

In December 2013, a bill was introduced to the Michigan House of Representatives that, if enacted, would revise the 2008 Energy Law by removing the ten-percent limit and allowing all of Consumers’ electric customers to take service from an alternative electric supplier.  Presently, the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 25 percent.  The bill also proposes to deregulate electric generation service in Michigan within two years.  No definitive action has been taken on this bill or on a similar bill introduced to the Michigan Senate in February 2013.  The Senate bill, if enacted, would revise the 2008 Energy Law and allow customers on the ROA program waiting list to take service from alternative electric suppliers.  The Senate bill also proposes an increase in the cap of six percentage points per year from 2014 through 2016.

Consumers is unable to predict the outcome of these legislative proposals. In addition, the Michigan legislature has conducted hearings on the subject of energy competition.  If the ROA limit were increased or if electric generation service in Michigan were deregulated, it could have a material adverse effect on Consumers’ financial results and operations.

Governor’s Energy Initiative:  In 2013, Michigan’s governor instituted a process to prepare a series of reports addressing energy efficiency, renewable energy, the electricity market and ROA, and other subjects.  The process was designed to help the governor and other lawmakers determine the state’s next steps regarding energy policies.  Following a series of public hearings, the chairman of the MPSC and Michigan’s Energy Office Director released four reports summarizing the information gathered.  In December 2013, the governor outlined several key goals for Michigan’s energy policy, including reducing the state’s reliance on coal, increasing the use of renewable energy and natural gas, and improving energy affordability and reliability while protecting the environment.

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

In a related matter, in 2010, MISO filed and FERC approved a tariff revision proposing a cost allocation methodology for a new category of transmission projects.  Under this tariff revision, the cost of these new transmission projects will be spread proportionally across the MISO energy market.  Consumers believes that Michigan customers will bear additional costs under MISO’s tariff without receiving comparable benefits from these projects.  In 2011, Consumers, along with the Michigan Attorney General, ABATE, DTE Electric, and other parties, filed a petition for review of FERC’s order with the U.S. Court of Appeals for the Seventh Circuit.  In June 2013, the Court of Appeals issued an opinion largely affirming FERC’s orders regarding the cost allocation methodology.  In October 2013, the Michigan Attorney General filed, and Consumers and other parties joined, a petition with the U.S. Supreme Court seeking review of the Court of Appeals’ opinion.  Regardless of the final outcome of these appeals, Consumers expects to continue to recover transmission expenses, including those associated with the MISO tariff revision, through the PSCR process.

In 2012, ReliabilityFirst Corporation informed Consumers that Consumers may not be properly registered to meet certain NERC electric reliability standards.  Consumers has assessed its registration status, taking into consideration FERC’s December 2012 order on the definition of a bulk electric system, and in August 2013 notified ReliabilityFirst Corporation that it is preparing to change its registration.  In light of this order, Consumers is reviewing the classification of its electric distribution assets under FERC’s modified definition of the bulk electric system.

Electric Environmental Estimates:  Consumers’ operations are subject to various state and federal environmental laws and regulations.  Consumers estimates that it will incur expenditures of $0.8 billion from 2014 through 2018 to continue to comply with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations.  Consumers expects to recover these costs in customer rates, but cannot guarantee this result.  Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters:

Air Quality:  In 2011, the EPA released CSAPR, a final replacement rule for CAIR, which requires Michigan and 27 other states to improve air quality by reducing power plant emissions that, according to

EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states.  In 2012, the U.S. Court of Appeals for the D.C. Circuit voided CSAPR and held that CAIR would remain in place until the EPA promulgated a new rule.  This matter was appealed to the U.S. Supreme Court and a decision is expected in 2014.

In 2012, the EPA published its final MACT emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS.  Under MATS, all of Consumers’ existing coal-fueled electric generating units are required to add additional controls for hazardous air pollutants.  Compliance is required by April 2015, unless a one-year extension is granted by the MDEQ.  Consumers has received the extension for ten of its coal-fueled units and expects to meet the extended deadline for three units it intends to continue operating.  Subject to a successful Securitization transaction, Consumers expects to retire the remaining seven units by the extended deadline.  Consumers expects to meet the April 2015 deadline for its two other coal-fueled units.  MATS is presently being litigated in the U.S. Court of Appeals for the D.C. Circuit.  A decision is expected in 2014.

In 2012, the EPA finalized a rule that strengthens the air quality standard for fine particulate matter.  Consumers expects short-term impacts to be limited, but this new standard could give rise to air quality concerns in states downwind of Michigan and put pressure on Michigan and other Midwestern states to reduce emissions further.  Given its present strategy for CAIR and MATS compliance, however, Consumers will already be achieving significant reductions in emissions that contribute to the formation of fine particulate matter.

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

The MDEQ renewed and issued the Renewable Operating Permit for B.C. Cobb in August 2011 and for J.H. Campbell in July 2013 after an extensive review and a public comment period.  The Sierra Club and the Natural Resources Defense Council filed separate petitions with the EPA to object to the MDEQ’s issuance of the state Renewable Operating Permit for both of these facilities, alleging that the facilities are not in compliance with certain provisions of the Clean Air Act, including NSR and Title V.  Consumers has responded to these allegations.  The EPA could either deny the petition outright or grant the petition and remand the matter to the MDEQ for further action.  The Sierra Club or the Natural Resources Defense Council could also file suit in federal district court seeking EPA action on the petition.  Consumers is unable to predict the outcome of these actions.

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

In January 2014, the EPA published proposed rules pursuant to Section 111 of the Clean Air Act to limit  carbon dioxide emissions from new gas-fueled electric generating units.  New coal-fueled units would not be able to meet this limit without installing carbon dioxide control equipment using such methods as carbon capture and sequestration.  The proposed rules for new sources are expected to be finalized in 2014.  President Obama has also directed the EPA to address existing, modified, and reconstructed fossil-

fuel-fired steam electric generating units with proposed standards, regulations, or guidelines to be completed by June 1, 2014, and final standards, regulations, or guidelines to be completed by June 1, 2015.  Subsequent state implementation plans are due by June 30, 2016.  Consumers believes that its balanced energy initiative, its present carbon reduction target, and its emphasis on supply diversity will position it favorably to deal with the impact of carbon regulation, but cannot predict the nature or outcome of these proposals.  Consumers will continue to monitor regulatory activity regarding greenhouse gas emissions standards that may affect electric generating units.

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

In 2013, carbon dioxide emissions from fossil-fuel-fired power plants owned by Consumers, excluding the portion of J.H. Campbell Unit 3 that is owned by others, were 17 million metric tons.  During the same period, coal-fueled plants owned by the enterprises segment emitted four million metric tons of carbon dioxide.

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

Water:  The EPA is expected to issue a final rule in early 2014 to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act aimed at reducing alleged harmful impacts on fish and shellfish.  Consumers also expects the EPA to issue final regulations in 2014 that may require physical and/or chemical treatment of wastewater discharges from electric generating plants.  Consumers will evaluate these rules and their potential impacts on Consumers’ electric generating plants once they are final.

PCBs:  In 2010, the EPA issued an Advance Notice of Proposed Rulemaking, indicating that it is considering a variety of regulatory actions with respect to PCBs.  One approach would aim to phase out equipment containing PCBs by 2025.  Another approach would eliminate an exemption for small equipment containing PCBs.  To comply with any such regulatory actions, Consumers could incur substantial costs associated with existing electrical equipment potentially containing PCBs.  A proposed rule is expected in 2014.

Other electric environmental matters could have a major impact on Consumers’ outlook.  For additional details on other electric environmental matters, see Note 3, Contingencies and Commitments – Consumers Electric Utility Contingencies, “Electric Environmental Matters.”

CONSUMERS GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Gas Deliveries:  Consumers expects weather-adjusted gas deliveries in 2014 and over the next five years  to remain stable relative to 2013.  This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation.  Actual delivery levels from year to year may vary from this expectation due to:

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

Gas Transmission:  In May 2013, the MPSC approved Consumers’ application to build a 24-mile, 36-inch natural gas pipeline in St. Joseph and Branch Counties, Michigan, and Consumers began construction in October 2013.  Consumers expects that it will spend about $120 million for this project, and that the pipeline will be operational by the end of 2014.

Gas Transportation:  In 2012, Trunkline filed a proposal with FERC to cease transporting natural gas through one of its two main transmission pipelines serving Michigan.  More than 60 percent of the natural gas supplied to Consumers’ gas customers is delivered by Trunkline’s two main transmission pipelines.  In August 2012, Consumers filed a motion with FERC to protest against the proposed abandonment on the grounds that it would negatively impact customers and that it could hamper the development of gas-fueled electric generation in Michigan.  In its motion, Consumers stated that if Trunkline’s proposal is granted, the abandonment could result in higher gas prices and reduced availability for Michigan gas customers.  Michigan’s governor, the MPSC, and various other parties also filed protests with FERC.  In November 2013, however, FERC issued an order granting the abandonment request.  Consumers filed a request for rehearing of FERC’s order in December 2013.  In January 2014, FERC issued an order indicating that it would take Consumers’ request for rehearing under advisement.

Gas Rate Case:  In February 2013, Consumers filed an application with the MPSC seeking an annual rate increase of $49 million, based on a 10.5 percent authorized return on equity.  Subsequent to this filing, Consumers’ projection of non-fuel costs decreased and Consumers filed a petition with the MPSC to close the docket or, alternatively, to suspend and extend indefinitely the schedule in this case.  In June 2013, the MPSC approved Consumers’ petition to suspend and extend indefinitely the schedule.  In November 2013, Consumers filed an application with the MPSC requesting to withdraw the case and close the docket.  The MPSC approved Consumers’ request and closed the docket in December 2013.

Pending Gas Cost Recovery Plan:  Consumers submitted its 2014-2015 GCR plan to the MPSC in December 2013, and in accordance with its proposed plan, expects to self-implement the 2014-2015 GCR charge beginning in April 2014.

For additional details on rate matters, see Note 2, Regulatory Matters.

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

•                 a study regarding application of integrity management requirements outside of “high consequence areas”;

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

Gas Environmental Estimates:  Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites.  For additional details, see Note 3, Contingencies and Commitments – Consumers Gas Utility Contingencies, “Gas Environmental Matters.”

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

For additional details regarding the enterprises segment’s uncertainties, see Note 3, Contingencies and Commitments.

OTHER OUTLOOK AND UNCERTAINTIES

EnerBank:  EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements.  EnerBank represented two percent of CMS Energy’s net assets at December 31, 2013, and four percent of CMS Energy’s net income available to common stockholders for the year ended December 31, 2013.  The carrying value of EnerBank’s loan portfolio was $683 million at December 31, 2013.  Its loan portfolio was funded primarily by deposit liabilities of $652 million.  The twelve-month rolling average default rate on loans held by EnerBank has declined from 0.8 percent at December 31, 2012 to 0.6 percent at December 31, 2013.  CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate.  With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of December 31, 2013.

Litigation:  CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business.  For additional details regarding these and other legal matters, see Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following accounting policies and related information are important to an understanding of CMS Energy’s and Consumers’ results of operations and financial condition.  For additional accounting policies, see Note 1, Significant Accounting Policies.

USE OF ESTIMATES AND ASSUMPTIONS

In the preparation of CMS Energy’s and Consumers’ consolidated financial statements, estimates and assumptions are used that may affect reported amounts and disclosures.  CMS Energy and Consumers use accounting estimates for asset valuations, unbilled revenue, depreciation, amortization, financial and derivative instruments, employee benefits, stock-based compensation, the effects of regulation, indemnities, and contingencies.  Actual results may differ from estimated results due to changes in the regulatory environment, regulatory decisions, lawsuits, competition, and other factors.  CMS Energy and Consumers consider all relevant factors in making these assessments.

Allowance for Uncollectible Accounts:  CMS Energy and Consumers make ongoing estimates related to the collectibility of their accounts receivable and establish an allowance for uncollectible accounts based on historical losses, management’s assessment of existing economic conditions, customer trends, and other factors.  Actual future losses from uncollectible accounts may differ from those estimated by CMS Energy and Consumers.

Asset Retirement Obligations:  CMS Energy and Consumers are required to record the fair value of the cost to remove assets at the end of their useful lives if there is a legal obligation to remove them.  CMS Energy and Consumers have legal obligations to remove some of their assets at the end of their useful lives.  CMS Energy and Consumers calculate the fair value of ARO liabilities using an expected present-value technique that reflects assumptions about costs, inflation, and profit margin that third parties would require to assume the obligation.  CMS Energy’s ARO liabilities are primarily at Consumers.  As a regulated entity, Consumers defers the effects of any changes in assumptions on the fair values of its ARO liabilities, adjusting the associated regulatory assets or liabilities rather than recognizing such effects in earnings.  For additional details, see Note 10, Asset Retirement Obligations.

Contingencies:  CMS Energy and Consumers make judgments regarding the future outcome of various matters that give rise to contingent liabilities.  For such matters, they record liabilities when they are considered probable and reasonably estimable, based on all available information.  In particular, CMS Energy and Consumers are participating in various environmental remediation projects for which they have recorded liabilities.  The recorded amounts represent estimates that may take into account such considerations as the number of sites, the anticipated scope, cost, and timing of remediation work, the available technology, applicable regulations, and the requirements of governmental authorities.  For remediation projects in which the timing of estimated expenditures is considered reliably determinable, CMS Energy and Consumers record the liability at its net present value, using a discount rate equal to the interest rate on monetary assets that are essentially risk-free and have maturities comparable to that of the environmental liability.  The amount recorded for any contingency may differ from actual costs incurred when the contingency is resolved.  For additional details, see Note 3, Contingencies and Commitments.

Fair Value Measurements:  CMS Energy and Consumers have assets and liabilities that are accounted for or disclosed at fair value.  Fair value measurements incorporate assumptions that market participants would use in pricing an asset or liability, including assumptions about risk.  Development of these assumptions may require significant judgment.  For a detailed discussion of the valuation techniques and inputs used to calculate fair value measurements, see Note 5, Fair Value Measurements.  Details about the fair value measurements for the Pension Plan and OPEB Plan assets are included in Note 11, Retirement Benefits.

Income Taxes:  The amount of income taxes paid by CMS Energy is subject to ongoing audits by federal, state, and foreign tax authorities, which can result in proposed assessments.  An estimate of the potential outcome of any uncertain tax issue is highly judgmental.  CMS Energy believes adequate reserves have been provided for these exposures; however, future results may include favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.  Additionally, CMS Energy’s judgment as to the ability to recover its deferred tax assets may change.  CMS Energy believes the valuation allowances related to its deferred tax assets are adequate, but future results may include favorable or unfavorable adjustments.  As a result, CMS Energy’s effective tax rate may fluctuate significantly over time.  For additional details, see Note 13, Income Taxes.

Long-Lived Assets and Equity Method Investments:  CMS Energy and Consumers assess the recoverability of their long-lived assets and equity method investments by performing impairment tests if certain triggering events occur or if there has been a decline in value that may be other than temporary.  CMS Energy and Consumers base their evaluations of impairment on such indicators as:

•                 the nature of the assets;

•                 projected future economic benefits;

•                 regulatory and political environments;

•                 historical and future cash flow and profitability measurements; and

•                 other external market conditions and factors.

The estimates CMS Energy and Consumers use may change over time, which could have a material impact on their consolidated financial statements.

Unbilled Revenues:  CMS Energy’s and Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month.  This results in customers having received electricity or gas that they have not been billed for as of the month-end.  Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class.  Unbilled revenues, which are recorded as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets, were $434 million at December 31, 2013 and $403 million at December 31, 2012.

ACCOUNTING FOR THE EFFECTS OF INDUSTRY REGULATION

Because Consumers has regulated operations, it uses regulatory accounting to recognize the effects of the regulators’ decisions on its financial statements.  Consumers continually assesses whether future recovery of its regulatory assets is probable by considering communications and experience with its regulators and changes in the regulatory environment.  If Consumers determined that recovery of a regulatory asset were not probable, Consumers would be required to write off the asset and immediately recognize the expense in earnings.

Alternative-Revenue Program:  In 2009, the MPSC approved an energy optimization incentive mechanism that provides a financial incentive if the energy savings of Consumers’ customers exceed annual targets established by the MPSC.  Consumers accounts for this program as an alternative-revenue program that meets the criteria for recognizing revenue related to the incentive as soon as energy savings exceed the annual targets established by the MPSC.  Consumers recognized revenue under this program of $22 million in 2013, $13 million in 2012, and $15 million in 2011.

Revenue Subject to Refund:  Unless prohibited by the MPSC upon a showing of good cause, Consumers is allowed to self-implement new energy rates six months after a new rate case filing; however, the rates that Consumers self-implements may be subject to refund, with interest.  Consumers recognizes revenue associated with self-implemented rates.  If Consumers considers it probable that it will be required to refund a portion of its self-implemented rates, it records a provision for revenue subject to refund.  A final rate order could differ materially from Consumers’ estimates underlying its self-implemented rates, giving rise to accounting adjustments.  Under accounting rules for prior period adjustments, CMS Energy and Consumers may need to record such differences, if they are specifically identifiable to prior interim periods, as revisions to those periods.  At December 31, 2012, Consumers had a $2 million regulatory liability recorded, which represented a provision for revenue subject to refund associated with self-implemented gas rates.  Consumers refunded this amount during 2013.  At December 31, 2013, Consumers had no regulatory liability recorded related to self-implemented rates.

FINANCIAL AND DERIVATIVE INSTRUMENTS AND MARKET RISK INFORMATION

Financial Instruments:  Debt and equity securities classified as available for sale are reported at fair value as determined from quoted market prices or other observable, market-based inputs.  Unrealized gains and losses resulting from changes in fair value of these securities are reported, net of tax, in equity as part of AOCI, except that unrealized losses determined to be other than temporary are reported in earnings.

Derivative Instruments:  CMS Energy and Consumers account for certain contracts as derivative instruments.  If a contract is a derivative and does not qualify for the normal purchases and sales exception, it is recorded on the consolidated balance sheets at its fair value.  Each quarter, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract.

The criteria used to determine if an instrument qualifies for derivative accounting or for an exception from derivative accounting are complex and often require significant judgment in application.  Changes in business strategies or market conditions, as well as a requirement to apply different interpretations of the derivative accounting literature, could result in significant changes in accounting for a single contract or groups of contracts, which could have a material impact on CMS Energy’s and Consumers’ financial statements.  For additional details on CMS Energy’s and Consumers’ derivatives and how the fair values of derivatives are determined, see Note 5, Fair Value Measurements.

Market Risk Information:  CMS Energy and Consumers are exposed to market risks including, but not limited to, changes in interest rates, commodity prices, and investment security prices.  They may enter into various risk management contracts to mitigate exposure to these risks, including swaps, options, futures, and forward contracts.  CMS Energy and Consumers enter into these contracts using established policies and procedures, under the direction of an executive oversight committee consisting of senior management representatives and a risk committee consisting of business unit managers.

The following risk sensitivities illustrate the potential loss in fair value, cash flows, or future earnings from financial instruments, assuming a hypothetical adverse change in market rates or prices of ten percent.  Potential losses could exceed the amounts shown in the sensitivity analyses if changes in market rates or prices were to exceed ten percent.

Interest-Rate Risk:  CMS Energy and Consumers are exposed to interest-rate risk resulting from issuing fixed-rate and variable-rate financing instruments.  CMS Energy and Consumers use a combination of these instruments, and may also enter into interest-rate swap agreements, in order to manage this risk and to achieve a reasonable cost of capital.

Interest-Rate Risk Sensitivity Analysis (assuming an adverse change in market interest rates of ten percent):

	In Millions
December 31	2013	2012
Fixed-rate financing - potential loss in fair value
CMS Energy, including Consumers	$ 187	$ 127
Consumers	129	84

The fair value losses in the above table could be realized only if CMS Energy and Consumers transferred all of their fixed-rate financing to other creditors.  The annual earnings exposure related to variable-rate financing was insignificant for both CMS Energy and Consumers at December 31, 2013 and 2012, assuming an adverse change in market interest rates of ten percent.

Investment Securities Price Risk:  Through investments in equity securities, CMS Energy and Consumers are exposed to equity price fluctuations.  The following table shows the potential effect of adverse changes in equity prices on CMS Energy’s and Consumers’ available-for-sale investments.

Investment Securities Price Risk Sensitivity Analysis (assuming an adverse change in market prices of ten percent):

	In Millions
December 31	2013	2012
CMS Energy, including Consumers
Potential reduction in fair value of available-for-sale securities
DB SERP
Mutual funds	$ 14	$ 13
Consumers
Potential reduction in fair value of available-for-sale securities
DB SERP
Mutual funds	$ 10	$ 9
CMS Energy common stock	3	3

Notes Receivable Risk:  CMS Energy is exposed to interest-rate risk resulting from EnerBank’s fixed-rate installment loans.  EnerBank provides these loans to homeowners to finance home improvements.

Notes Receivable Sensitivity Analysis (assuming an adverse change in market interest rates of ten percent):

	In Millions
December 31	2013	2012
CMS Energy, including Consumers
Potential reduction in fair value
Notes receivable	$ 12	$ 9

The fair value losses in the above table could be realized only if EnerBank sold its loans to other parties.  For additional details on financial instruments, see Note 6, Financial Instruments.

RETIREMENT BENEFITS

Pension:  CMS Energy and Consumers have external trust funds to provide retirement pension benefits to their employees under a non-contributory, defined benefit Pension Plan.  On September 1, 2005, the defined benefit Pension Plan was closed to new participants and CMS Energy and Consumers implemented the qualified DCCP, which provides an employer contribution of six percent of base pay to the existing 401(k) plan.  An employee contribution is not required to receive the plan’s employer cash contribution.  All employees hired on or after September 1, 2005 participate in this plan as part of their retirement benefit program.  Previous cash balance Pension Plan participants also participate in the DCCP as of September 1, 2005.  Additional pay credits under the cash balance Pension Plan were discontinued as of that date.

401(k):  CMS Energy and Consumers provide an employer match in their 401(k) plan equal to 60 percent on eligible contributions up to the first six percent of an employee’s wages.

OPEB:  CMS Energy and Consumers provide postretirement health and life benefits under their OPEB Plan to qualifying retired employees.

CMS Energy and Consumers record liabilities for pension and OPEB on their consolidated balance sheets at the present value of the future obligations, net of any plan assets.  The calculation of the liabilities and associated expenses requires the expertise of actuaries, and requires many assumptions, including:

•                 life expectancies;

•                 discount rates;

•                 expected long-term rate of return on plan assets;

•                 rate of compensation increases; and

•                 expected health care costs.

A change in these assumptions could change significantly CMS Energy’s and Consumers’ recorded liabilities and associated expenses.

Presented in the following table are estimates of CMS Energy’s and Consumers’ pension cost, OPEB cost, and cash contributions through 2016:

				In Millions
	Pension	OPEB	Pension	OPEB
	Cost	Cost (Credit )	Contribution	Contribution
CMS Energy, including Consumers
2014	$ 63	$ (51)	$ -	$ 75
2015	68	(44)	-	25
2016	58	(45)	-	-
Consumers
2014	$ 62	$ (46)	$ -	$ 74
2015	66	(38)	-	25
2016	56	(39)	-	-

Contribution estimates include both required and discretionary contributions.  Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.  Actual future pension cost and contributions will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the Pension Plan.

Lowering the expected long-term rate of return on the Pension Plan assets by 0.25 percentage point (from 7.50 percent to 7.25 percent) would increase estimated pension cost for 2014 by $4 million for both CMS Energy and Consumers.  Lowering the discount rate by 0.25 percentage point (from 4.90 percent to 4.65 percent) would increase estimated pension cost for 2014 by $5 million for both CMS Energy and Consumers.

For additional details on postretirement benefits, see Note 11, Retirement Benefits.

NEW ACCOUNTING STANDARDS

There are no new accounting standards issued but not yet effective that are expected to have a material impact on CMS Energy’s or Consumers’ consolidated financial statements.

CMS Energy Corporation

Consolidated Statements of Income

			In Millions
Years Ended December 31	2013	2012	2011

Operating Revenue	$ 6,566	$ 6,253	$ 6,503

Operating Expenses
Fuel for electric generation	621	598	636
Purchased and interchange power	1,387	1,364	1,282
Purchased power – related parties	90	87	82
Cost of gas sold	1,228	1,150	1,512
Maintenance and other operating expenses	1,236	1,224	1,237
Depreciation and amortization	628	598	546
General taxes	234	229	205
Total operating expenses	5,424	5,250	5,500

Operating Income	1,142	1,003	1,003

Other Income (Expense)
Interest income	3	5	9
Allowance for equity funds used during construction	6	8	6
Income from equity method investees	13	17	9
Other income	10	11	16
Other expense	(20)	(33)	(22)
Total other income	12	8	18

Interest Charges
Interest on long-term debt	385	372	396
Other interest expense	16	21	23
Allowance for borrowed funds used during construction	(3)	(4)	(4)
Total interest charges	398	389	415

Income Before Income Taxes	756	622	606
Income Tax Expense	302	245	191

Income From Continuing Operations	454	377	415
Income From Discontinued Operations, Net of Tax of $-, $4, and $-	-	7	2

Net Income	454	384	417
Income Attributable to Noncontrolling Interests	2	2	2

Net Income Available to Common Stockholders	$ 452	$ 382	$ 415

			In Millions
Years Ended December 31	2013	2012	2011

Net Income Attributable to Common Stockholders
Amounts attributable to continuing operations	$452	$375	$413
Amounts attributable to discontinued operations	-	7	2
Net income available to common stockholders	$452	$382	$415

Income Attributable to Noncontrolling Interests
Amounts attributable to continuing operations	$2	$2	$2
Amounts attributable to discontinued operations	-	-	-
Income attributable to noncontrolling interests	$2	$2	$2

Basic Earnings Per Average Common Share
Basic earnings from continuing operations	$1.71	$1.43	$1.65
Basic earnings from discontinued operations	-	0.03	0.01
Basic earnings attributable to common stock	$1.71	$1.46	$1.66

Diluted Earnings Per Average Common Share
Diluted earnings from continuing operations	$1.66	$1.39	$1.57
Diluted earnings from discontinued operations	-	0.03	0.01
Diluted earnings attributable to common stock	$1.66	$1.42	$1.58

Dividends Declared Per Common Share	$1.02	$0.96	$0.84

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income

			In Millions
Years Ended December 31	2013	2012	2011

Net Income	$ 454	$ 384	$ 417

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax (tax benefit) of $16, $(7), and $(7)	26	(10)	(11)
Prior service credit adjustment, net of tax of $3, $-, and $-	5	-	-
Amortization of net actuarial loss, net of tax of $3, $1, and $1	4	2	2

Investments
Unrealized gain (loss) on investments, net of tax (tax benefit) of $(1), $1, and $-	(2)	2	-

Other Comprehensive Income (Loss)	33	(6)	(9)

Comprehensive Income	487	378	408

Comprehensive Income Attributable to Noncontrolling Interests	2	2	2

Comprehensive Income Attributable to CMS Energy	$ 485	$ 376	$ 406

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Cash Flows

			In Millions
Years Ended December 31	2013	2012	2011

Cash Flows from Operating Activities
Net income	$454	$384	$417
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	628	598	546
Deferred income taxes and investment tax credit	268	227	167
Postretirement benefits expense	144	187	161
Bad debt expense	67	57	74
Other non-cash operating activities	22	16	33
Postretirement benefits contributions	(229)	(72)	(323)
Proceeds from government grant	69	-	-
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	(120)	(147)	119
Inventories	202	104	(14)
Accounts payable	6	(5)	30
Accrued expenses	16	(38)	(34)
Other current and non-current assets and liabilities	(106)	(70)	(7)
Net cash provided by operating activities	1,421	1,241	1,169

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,325)	(1,227)	(882)
Cost to retire property	(56)	(49)	(54)
Increase in EnerBank notes receivable	(139)	(63)	(100)
Other investing activities	(12)	(11)	(22)
Net cash used in investing activities	(1,532)	(1,350)	(1,058)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,025	1,650	375
Proceeds from EnerBank notes, net	125	65	98
Issuance of common stock	36	30	29
Retirement of long-term debt	(741)	(1,527)	(413)
Payment of DOE liability	-	-	(43)
Payment of common and preferred stock dividends	(273)	(252)	(211)
Redemption of preferred stock	(7)	-	-
Payment of capital lease obligations and other financing costs	(35)	(35)	(34)
Increase in notes payable	60	110	-
Net cash provided by (used in) financing activities	190	41	(199)

Net Increase (Decrease) in Cash and Cash Equivalents, Including Assets Held for Sale	79	(68)	(88)
Increase in Cash and Cash Equivalents included in Assets Held for Sale	-	-	2

Net Increase (Decrease) in Cash and Cash Equivalents	79	(68)	(86)
Cash and Cash Equivalents, Beginning of Period	93	161	247

Cash and Cash Equivalents, End of Period	$172	$93	$161

			In Millions
Years Ended December 31	2013	2012	2011

Other cash flow activities and non-cash investing and financing activities

Cash transactions
Interest paid (net of amounts capitalized)	$382	$377	$397
Income taxes paid	34	19	27

Non-cash transactions
Capital expenditures not paid	176	110	92
Other assets placed under capital lease	6	9	4

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets

ASSETS
		In Millions
December 31	2013	2012

Current Assets
Cash and cash equivalents	$172	$93
Restricted cash and cash equivalents	32	29
Accounts receivable and accrued revenue, less allowances of $33 in 2013 and $32 in 2012	914	855
Notes receivable	63	41
Accounts receivable – related parties	10	10
Accrued power supply revenue	-	32
Inventories at average cost
Gas in underground storage	660	820
Materials and supplies	107	96
Generating plant fuel stock	114	168
Deferred income taxes	126	-
Deferred property taxes	202	190
Regulatory assets	40	35
Prepayments and other current assets	86	53
Total current assets	2,526	2,422

Plant, Property, and Equipment
Plant, property, and equipment, gross	16,184	15,592
Less accumulated depreciation and amortization	5,087	5,121
Plant, property, and equipment, net	11,097	10,471
Construction work in progress	1,149	1,080
Total plant, property, and equipment	12,246	11,551

Other Non-current Assets
Regulatory assets	1,530	2,287
Accounts and notes receivable, less allowances of $5 in 2013 and 2012	646	521
Investments	59	57
Other	409	293
Total other non-current assets	2,644	3,158

Total Assets	$17,416	$17,131

LIABILITIES AND EQUITY
		In Millions
December 31	2013	2012

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$562	$541
Notes payable	170	110
Accounts payable	585	512
Accounts payable – related parties	10	9
Accrued rate refunds	12	6
Accrued interest	96	95
Accrued taxes	297	279
Deferred income taxes	-	68
Regulatory liabilities	67	25
Other current liabilities	146	152
Total current liabilities	1,945	1,797

Non-current Liabilities
Long-term debt	7,101	6,710
Non-current portion of capital leases and financing obligation	138	153
Regulatory liabilities	2,215	2,101
Postretirement benefits	239	1,451
Asset retirement obligations	325	312
Deferred investment tax credit	40	43
Deferred income taxes	1,616	1,015
Other non-current liabilities	306	311
Total non-current liabilities	11,980	12,096

Commitments and Contingencies (Notes 2, 3, 4, and 6)

Equity
Common stockholders equity
Common stock, authorized 350.0 shares; outstanding 266.1 shares in 2013 and 264.1 shares in 2012	3	3
Other paid-in capital	4,715	4,669
Accumulated other comprehensive loss	(22)	(55)
Accumulated deficit	(1,242)	(1,423)
Total common stockholders equity	3,454	3,194
Noncontrolling interests	37	44
Total equity	3,491	3,238

Total Liabilities and Equity	$17,416	$17,131

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity

						In Millions
	Number of Shares
Years Ended December 31	2013	2012	2011	2013	2012	2011

Total Equity at Beginning of Period				$3,238	$3,072	$2,837

Common Stock
At beginning of period				3	3	2
Common stock issued				-	-	1
At end of period				3	3	3

Other Paid-in Capital
At beginning of period	264,072	254,100	249,628	4,669	4,627	4,588
Common stock issued	2,238	10,107	4,541	51	45	40
Common stock reissued	205	272	269	5	6	5
Common stock repurchased	(356)	(389)	(323)	(10)	(9)	(6)
Common stock reacquired	(22)	(18)	(15)	-	-	-
At end of period	266,137	264,072	254,100	4,715	4,669	4,627

Accumulated Other Comprehensive Loss
At beginning of period				(55)	(49)	(40)
Retirement benefits liability
At beginning of period				(56)	(48)	(39)
Net gain (loss) arising during the period				26	(10)	(11)
Prior service credit adjustment				5	-	-
Amortization of net actuarial loss				4	2	2
At end of period				(21)	(56)	(48)
Investments
At beginning of period				2	-	-
Unrealized gain (loss) on investments				(2)	2	-
At end of period				-	2	-
Derivative instruments
At beginning and end of period				(1)	(1)	(1)
At end of period				(22)	(55)	(49)

			In Millions
Years Ended December 31	2013	2012	2011

Accumulated Deficit
At beginning of period	(1,423)	(1,553)	(1,757)
Net income attributable to CMS Energy	452	382	415
Common stock dividends declared	(271)	(252)	(211)
At end of period	(1,242)	(1,423)	(1,553)

Noncontrolling Interests
At beginning of period	44	44	44
Income attributable to noncontrolling interests	2	2	2
Distributions, redemptions, and other changes in noncontrolling interests	(9)	(2)	(2)
At end of period	37	44	44

Total Equity at End of Period	$3,491	$3,238	$3,072

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Income

			In Millions
Years Ended December 31	2013	2012	2011

Operating Revenue	$6,321	$6,013	$6,253

Operating Expenses
Fuel for electric generation	541	517	559
Purchased and interchange power	1,361	1,339	1,267
Purchased power – related parties	89	86	81
Cost of gas sold	1,187	1,110	1,438
Maintenance and other operating expenses	1,174	1,162	1,175
Depreciation and amortization	622	592	542
General taxes	229	223	206
Total operating expenses	5,203	5,029	5,268

Operating Income	1,118	984	985

Other Income (Expense)
Interest income	2	4	7
Interest and dividend income – related parties	1	1	2
Allowance for equity funds used during construction	6	8	6
Other income	14	16	19
Other expense	(16)	(33)	(20)
Total other income (expense)	7	(4)	14

Interest Charges
Interest on long-term debt	237	232	251
Other interest expense	11	16	18
Allowance for borrowed funds used during construction	(3)	(4)	(4)
Total interest charges	245	244	265

Income Before Income Taxes	880	736	734
Income Tax Expense	346	297	267

Net Income	534	439	467
Preferred Stock Dividends and Distribution	2	2	2

Net Income Available to Common Stockholder	$532	$437	$465

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income

			In Millions
Years Ended December 31	2013	2012	2011

Net Income	$534	$439	$467

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax (tax benefit) of $4, $(5), and $(3)	5	(8)	(4)
Amortization of net actuarial loss, net of tax of $2, $1, and $1	3	2	1

Investments
Unrealized gain on investments, net of tax of $-, $2, and $-	1	3	1
Reclassification adjustments included in net income, net of tax of $(1), $(2), and $-	(3)	(3)	-

Other Comprehensive Income (Loss)	6	(6)	(2)

Comprehensive Income	$540	$433	$465

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Cash Flows

			In Millions
Years Ended December 31	2013	2012	2011

Cash Flows from Operating Activities
Net income	$534	$439	$467
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	622	592	542
Deferred income taxes and investment tax credit	164	150	161
Postretirement benefits expense	142	184	158
Bad debt expense	63	53	70
Other non-cash operating activities	12	14	16
Postretirement benefits contributions	(222)	(68)	(315)
Proceeds from government grant	69	-	-
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	(116)	(145)	112
Inventories	205	107	(17)
Accounts payable	14	7	43
Accrued expenses	(27)	51	74
Other current and non-current assets and liabilities	(109)	(31)	12
Net cash provided by operating activities	1,351	1,353	1,323

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,320)	(1,222)	(876)
Cost to retire property	(56)	(49)	(56)
Other investing activities	(11)	(8)	(19)
Net cash used in investing activities	(1,387)	(1,279)	(951)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	750	1,075	-
Retirement of long-term debt	(466)	(1,064)	(37)
Payment of DOE liability	-	-	(43)
Payment of common and preferred stock dividends	(408)	(395)	(376)
Redemption of preferred stock	(7)	-	-
Stockholder contribution	150	150	125
Payment of capital lease obligations and other financing costs	(30)	(30)	(27)
Increase in notes payable	60	110	-
Net cash provided by (used in) financing activities	49	(154)	(358)

Net Increase (Decrease) in Cash and Cash Equivalents	13	(80)	14

Cash and Cash Equivalents, Beginning of Period	5	85	71

Cash and Cash Equivalents, End of Period	$18	$5	$85

			In Millions
Years Ended December 31	2013	2012	2011

Other cash flow activities and non-cash investing and financing activities

Cash transactions
Interest paid (net of amounts capitalized)	$236	$224	$253
Income taxes paid	225	63	8

Non-cash transactions
Capital expenditures not paid	176	110	92
Other assets placed under capital lease	6	9	4

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets

ASSETS
		In Millions
December 31	2013	2012

Current Assets
Cash and cash equivalents	$18	$5
Restricted cash and cash equivalents	31	28
Accounts receivable and accrued revenue, less allowances of $31 in 2013 and $30 in 2012	902	844
Notes receivable	14	-
Accounts receivable – related parties	4	1
Accrued power supply revenue	-	32
Inventories at average cost
Gas in underground storage	653	816
Materials and supplies	103	92
Generating plant fuel stock	113	167
Deferred property taxes	202	190
Regulatory assets	40	35
Prepayments and other current assets	77	45
Total current assets	2,157	2,255

Plant, Property, and Equipment
Plant, property, and equipment, gross	16,044	15,456
Less accumulated depreciation and amortization	5,022	5,061
Plant, property, and equipment, net	11,022	10,395
Construction work in progress	1,147	1,080
Total plant, property, and equipment	12,169	11,475

Other Non-current Assets
Regulatory assets	1,530	2,287
Accounts and notes receivable	11	17
Investments	29	32
Other	283	209
Total other non-current assets	1,853	2,545

Total Assets	$16,179	$16,275

LIABILITIES AND EQUITY
		In Millions
December 31	2013	2012

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$64	$63
Notes payable	170	110
Accounts payable	571	501
Accounts payable – related parties	13	11
Accrued rate refunds	12	6
Accrued interest	63	65
Accrued taxes	353	376
Deferred income taxes	55	144
Regulatory liabilities	67	25
Other current liabilities	112	109
Total current liabilities	1,480	1,410

Non-current Liabilities
Long-term debt	4,579	4,297
Non-current portion of capital leases and financing obligation	138	153
Regulatory liabilities	2,215	2,101
Postretirement benefits	179	1,385
Asset retirement obligations	324	311
Deferred investment tax credit	40	43
Deferred income taxes	2,115	1,741
Other non-current liabilities	252	252
Total non-current liabilities	9,842	10,283

Commitments and Contingencies (Notes 2, 3, 4, and 6)

Equity
Common stockholder equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,257	3,107
Accumulated other comprehensive loss	(2)	(8)
Retained earnings	724	598
Total common stockholder equity	4,820	4,538
Preferred stock	37	44
Total equity	4,857	4,582

Total Liabilities and Equity	$16,179	$16,275

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity

			In Millions
Years Ended December 31	2013	2012	2011

Total Equity at Beginning of Period	$4,582	$4,394	$4,180

Common Stock
At beginning and end of period	841	841	841

Other Paid-in Capital
At beginning of period	3,107	2,957	2,832
Stockholder contribution	150	150	125
At end of period	3,257	3,107	2,957

Accumulated Other Comprehensive Loss
At beginning of period	(8)	(2)	-
Retirement benefits liability
At beginning of period	(25)	(19)	(16)
Net gain (loss) arising during the period	5	(8)	(4)
Amortization of net actuarial loss	3	2	1
At end of period	(17)	(25)	(19)
Investments
At beginning of period	17	17	16
Unrealized gain on investments	1	3	1
Reclassification adjustments included in net income	(3)	(3)	-
At end of period	15	17	17
At end of period	(2)	(8)	(2)

Retained Earnings
At beginning of period	598	554	463
Net income	534	439	467
Common stock dividends declared	(406)	(393)	(374)
Preferred stock dividends and distribution declared	(2)	(2)	(2)
At end of period	724	598	554

Preferred Stock
At beginning of period	44	44	44
Preferred stock redeemed	(7)	-	-
At end of period	37	44	44

Total Equity at End of Period	$4,857	$4,582	$4,394

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1:               SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:  CMS Energy and Consumers prepare their consolidated financial statements in conformity with GAAP.  CMS Energy’s consolidated financial statements comprise CMS Energy, Consumers, CMS Enterprises, and all other entities in which CMS Energy has a controlling financial interest or is the primary beneficiary.  Consumers’ consolidated financial statements comprise Consumers and all other entities in which it has a controlling financial interest or is the primary beneficiary.  CMS Energy uses the equity method of accounting for investments in companies and partnerships that are not consolidated, where they have significant influence over operations and financial policies but are not the primary beneficiary.  CMS Energy and Consumers eliminate intercompany transactions and balances.

Use of Estimates:  CMS Energy and Consumers are required to make estimates using assumptions that may affect reported amounts and disclosures.  Actual results could differ from those estimates.

Revenue Recognition Policy:  CMS Energy and Consumers recognize revenue from deliveries of electricity and natural gas, and from the transportation, processing, and storage of natural gas, when services are provided.  CMS Energy and Consumers record unbilled revenue for the estimated amount of energy delivered to customers but not yet billed.  CMS Energy and Consumers record sales tax net and exclude it from revenue.  CMS Energy recognizes revenue on sales of marketed electricity, natural gas, and other energy products at delivery.

Alternative-Revenue Programs:  The MPSC’s 2009 order in Consumers’ gas rate case authorized Consumers to implement a gas revenue decoupling mechanism.  This mechanism, which the MPSC extended through April 2012 in its 2010 order in Consumers’ gas rate case, allowed Consumers to adjust future gas rates to the degree that actual average weather-adjusted sales per customer differed from the rate order.  Consumers accounted for this program as an alternative-revenue program that met the criteria for recognizing the effects of decoupling adjustments on revenue as gas was delivered.

In 2009, the MPSC approved an energy optimization incentive mechanism that provides a financial incentive if the energy savings of Consumers’ customers exceed annual targets established by the MPSC.  Consumers accounts for this program as an alternative-revenue program that meets the criteria for recognizing revenue related to the incentive as soon as energy savings exceed the annual targets established by the MPSC.

Self-Implemented Rates:  Unless prohibited by the MPSC upon a showing of good cause, Consumers is allowed to self-implement new energy rates six months after a new rate case filing if the MPSC has not issued an order in the case.  The MPSC then has another six months to issue a final order.  If the MPSC does not issue a final order within that period, the filed rates are considered approved.  If the MPSC issues a final order within that period, the rates that Consumers self-implemented may be subject to refund, with interest.  Consumers recognizes revenue associated with self-implemented rates.  If Consumers considers it probable that it will be required to refund a portion of its self-implemented rates, then Consumers records a provision for revenue subject to refund.

Accounts Receivable:  Accounts receivable comprise trade receivables and unbilled receivables.  CMS Energy and Consumers record their accounts receivable at cost, which approximates fair value.  CMS Energy and Consumers establish an allowance for uncollectible accounts based on historical losses, management’s assessment of existing economic conditions, customer trends, and other factors.  CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past-due terms established with customers.  CMS Energy and Consumers charge off accounts deemed uncollectible to operating expense.

Cash and Cash Equivalents:  Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Contingencies:  CMS Energy and Consumers record estimated liabilities for contingencies on their consolidated financial statements when it is probable that a liability has been incurred and when the amount of loss can be reasonably estimated.  CMS Energy and Consumers expense legal fees as incurred; fees incurred but not yet billed are accrued based on estimates of work performed.  This policy also applies to any fees incurred on behalf of employees and officers under indemnification agreements; such fees are billed directly to CMS Energy or Consumers.

Debt Issuance Costs, Discounts, Premiums, and Refinancing Costs:  CMS Energy and Consumers defer issuance costs, discounts, and premiums associated with long-term debt and amortize those amounts over the terms of the debt issues.  For the non-regulated portions of CMS Energy’s and Consumers’ businesses, refinancing costs are expensed as incurred.  For the regulated portions of CMS Energy’s and Consumers’ businesses, any remaining unamortized issuance costs, discounts, and premiums associated with refinanced debt are amortized over the term of the newly issued debt.

Derivative Instruments:  In order to support ongoing operations, CMS Energy and Consumers enter into contracts for the future purchase and sale of various commodities, such as electricity, natural gas, and coal.  These forward contracts are generally long-term in nature and result in physical delivery of the commodity at a contracted price.  Most of these contracts are not subject to derivative accounting because:

•                 they do not have a notional amount (that is, a number of units specified in a derivative instrument, such as MWh of electricity or bcf of natural gas);

•                 they qualify for the normal purchases and sales exception; or

•                 there is not an active market for the commodity.

Consumers’ coal purchase contracts are not derivatives because there is not an active market for the coal it purchases.  If an active market for coal develops in the future, some of these contracts may qualify as derivatives.  Since Consumers is subject to regulatory accounting, the resulting fair value gains and losses would be deferred as regulatory assets or liabilities and would not affect net income.

Consumers also uses FTRs to manage price risk related to electricity transmission congestion.  An FTR is a financial instrument that entitles its holder to receive compensation or requires its holder to remit payment for congestion-related transmission charges.  Consumers accounts for FTRs as derivatives.  All changes in fair value associated with FTRs are deferred as regulatory assets and liabilities until the instruments are settled.

CMS Energy and Consumers record derivative contracts that do not qualify for the normal purchases and sales exception at fair value on their consolidated balance sheets.  Each reporting period, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract.  Since none of CMS Energy’s or Consumers’ derivatives has been designated as an accounting hedge, all changes in fair value are either reported in earnings or deferred as regulatory assets or liabilities.  CMS Energy and Consumers did not have significant amounts recorded as derivative assets or liabilities at December 31, 2013 or 2012.  Additionally, the gains and losses recognized in earnings were not significant for the years ended December 31, 2013, 2012, or 2011.

Determination of Pension and OPEB MRV of Plan Assets:  CMS Energy and Consumers determine the MRV for Pension Plan assets as the fair value of plan assets on the measurement date, adjusted by the gains or losses that will not be admitted into the MRV until future years.  CMS Energy and Consumers reflect each year’s gain or loss in the MRV in equal amounts over a five-year period beginning on the date the original amount was determined.  CMS Energy and Consumers determine the MRV for OPEB Plan assets as the fair value of assets on the measurement date.  CMS Energy and Consumers use the MRV in the calculation of net pension and OPEB costs.  For further details, see Note 11, Retirement Benefits.

Earnings Per Share:  CMS Energy calculates basic and diluted EPS using the weighted-average number of shares of common stock and dilutive potential common stock outstanding during the period.  Potential common stock, for purposes of determining diluted EPS, includes the effects of dilutive stock options, non-vested stock awards, and convertible securities.  CMS Energy computes the effect on potential common stock using the treasury stock method or the if-converted method, as applicable.  Diluted EPS excludes the impact of antidilutive securities, which are those securities resulting in an increase in EPS or a decrease in loss per share.  For EPS computations, see Note 14, Earnings Per Share – CMS Energy.

Financial Instruments:  CMS Energy and Consumers record debt and equity securities classified as available for sale at fair value as determined from quoted market prices or other observable, market-based inputs.  Unrealized gains and losses resulting from changes in fair value of these securities are determined on a specific-identification basis.  CMS Energy and Consumers report unrealized gains and losses on these securities, net of tax, in equity as part of AOCI, except that unrealized losses determined to be other than temporary are reported in earnings.  For additional details regarding financial instruments, see Note 6, Financial Instruments.

Impairment of Long-Lived Assets and Equity Method Investments:  CMS Energy and Consumers perform tests of impairment if certain triggering events occur or if there has been a decline in value that may be other than temporary.

CMS Energy and Consumers evaluate long-lived assets held in use for impairment by calculating the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  If the undiscounted future cash flows are less than the carrying amount, CMS Energy and Consumers recognize an impairment loss equal to the amount by which the carrying amount exceeds the fair value.  CMS Energy and Consumers estimate the fair value of the asset using quoted market prices, market prices of similar assets, or discounted future cash flow analyses.

CMS Energy also assesses equity method investments for impairment whenever there has been a decline in value that is other than temporary.  This assessment requires CMS Energy to determine the fair value of the equity method investment.  CMS Energy determines fair value using valuation methodologies, including discounted cash flows, and assesses the ability of the investee to sustain an earnings capacity that justifies the carrying amount of the investment.  CMS Energy records an impairment if the fair value is less than the carrying amount and the decline in value is considered to be other than temporary.

Inventory:  CMS Energy and Consumers use the weighted-average cost method for valuing working gas, recoverable base gas in underground storage facilities, and materials and supplies inventory.  CMS Energy and Consumers also use this method for valuing coal inventory, and they classify these amounts as generating plant fuel stock on their consolidated balance sheets.

CMS Energy and Consumers account for RECs and emission allowances as inventory and use the weighted-average cost method to remove amounts from inventory.  RECs and emission allowances are used to satisfy compliance obligations related to the generation of power.

CMS Energy and Consumers use the lower-of-cost-or-market method to evaluate inventory for impairment.

MISO Transactions:  MISO requires the submission of hourly day-ahead and real-time bids and offers for energy at locations across the MISO region.  CMS Energy and Consumers account for MISO transactions on a net hourly basis in each of the real-time and day-ahead markets, netted across all MISO energy market locations.  CMS Energy and Consumers record net hourly purchases in purchased and interchange power and net hourly sales in operating revenue on their consolidated statements of income.  They record net billing adjustments upon receipt of settlement statements, record accruals for future net purchases and sales adjustments based on historical experience, and reconcile accruals to actual expenses and sales upon receipt of settlement statements.

Property Taxes:  Property taxes are based on the taxable value of Consumers’ real and personal property assessed by local taxing authorities.  Consumers records property tax expense over the fiscal year of the taxing authority for which the taxes are levied based on Consumers’ budgeted customer sales.  The deferred property tax balance represents the amount of Consumers’ accrued property tax that will be recognized over future governmental fiscal periods.

Reclassifications:  CMS Energy and Consumers have reclassified certain prior-period amounts on their consolidated financial statements to conform to the presentation for the current period.  These reclassifications did not affect consolidated net income or cash flows for the periods presented.

Renewable Energy Grant:  In January 2013, Consumers received a $69 million renewable energy cash grant for Lake Winds® Energy Park under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009.  Upon receipt of the grant, Consumers recorded a regulatory liability for $69 million, which Consumers is amortizing over the life of Lake Winds® Energy Park.  Consumers presents the amortization as a reduction to maintenance and other operating expense.  Consumers recorded the deferred income taxes related to the grant as a reduction of the book basis of Lake Winds® Energy Park.

Restricted Cash and Cash Equivalents:  CMS Energy and Consumers have restricted cash and cash equivalents dedicated for repayment of Securitization bonds and for payment under performance guarantees.  CMS Energy and Consumers classify these amounts as a current asset if they relate to payments that could or will occur within one year.

2:               REGULATORY MATTERS

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

REGULATORY ASSETS AND LIABILITIES

Because Consumers is subject to the actions of the MPSC and FERC, Consumers prepares its consolidated financial statements in accordance with the provisions of regulatory accounting.  A utility must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services.  Under regulatory accounting, Consumers records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by non-regulated businesses.

Presented in the following table are the regulatory assets and liabilities on Consumers’ consolidated balance sheets:

			In Millions
December 31	End of Recovery or Refund Period	2013	2012
Regulatory assets
Current
Energy optimization plan incentive[1]	2014	$17	$15
Gas revenue decoupling mechanism[1]	2014	17	16
Cancelled coal-fueled plant costs[2]	2014	5	4
Other[2]	2014	1	-
Total current regulatory assets		$40	$35
Non-current
Postretirement benefits[3]	various	$634	$1,700
Costs of electric generating units to be retired and securitized[2]	2029	362	-
MGP sites[4]	various	148	152
Other securitized costs[2]	2016	129	192
ARO[4]	various	129	123
Unamortized debt costs[4]	various	74	55
Gas storage inventory adjustments[4]	various	23	15
Energy optimization plan incentive[1]	2015	18	17
Major maintenance[2]	various	10	5
Cancelled coal-fueled plant costs[2]	2015	2	7
Gas revenue decoupling mechanism[1]	2014	-	17
Other[2]	various	1	4
Total non-current regulatory assets		$1,530	$2,287
Total regulatory assets		$1,570	$2,322
Regulatory liabilities
Current
Income taxes, net	2014	$64	$-
Renewable energy grant	2014	2	-
DOE settlement	2013	-	23
Other	2014	1	2
Total current regulatory liabilities		$67	$25
Non-current
Cost of removal	various	$1,599	$1,441
Renewable energy plan	2028	159	175
Income taxes, net	various	157	336
Postretirement benefits	various	98	-
ARO	various	93	103
Renewable energy grant	2043	65	-
Energy optimization plan	2015	31	34
Other	various	13	12
Total non-current regulatory liabilities		$2,215	$2,101
Total regulatory liabilities		$2,282	$2,126

1 These regulatory assets have arisen from alternative revenue programs and are not associated with incurred costs or capital investments.  Therefore, the MPSC has provided for recovery without a return.

2 These regulatory assets either are included in rate base (or are expected to be included, for costs incurred subsequent to the most recently approved rate case), thereby providing a return on expenditures, or provide a specific return on investment authorized by the MPSC.

3 This regulatory asset is offset partially by liabilities.  The net amount is included in rate base, thereby providing a return.

4 These regulatory assets represent incurred costs for which the MPSC has provided, or Consumers expects, recovery without a return on investment.

REGULATORY ASSETS

Energy Optimization Plan Incentive:  In May 2013, Consumers filed its fourth annual report and reconciliation for its energy optimization plan, requesting approval of its energy optimization plan costs for 2012.  In November 2013, the MPSC approved a settlement agreement authorizing Consumers to collect $17 million from customers during 2014 as an incentive payment for exceeding statutory targets under both its gas and electric energy optimization plans during 2012.

During 2013, Consumers achieved 140 percent of its electric savings target and 122 percent of its gas savings target.  For achieving these savings levels, Consumers will request the MPSC’s approval to collect $18 million, the maximum incentive, in the energy optimization reconciliation to be filed in 2014.

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

In August 2012, Consumers filed its final reconciliation of the gas revenue decoupling mechanism, requesting recovery of $17 million from customers for the period June 2011 through April 2012.  In December 2013, the MPSC approved Consumers’ reconciliation for the full amount of its request and authorized recovery over four months beginning in January 2014.

Cancelled Coal-Fueled Plant Costs:  In its June 2012 order in Consumers’ electric rate case, the MPSC authorized recovery over a three-year period of $14 million of development costs associated with Consumers’ cancelled 830-MW coal-fueled plant.  In September 2012, a party in Consumers’ electric rate case filed an appeal with the Michigan Court of Appeals to dispute the MPSC’s conclusion that authorized Consumers to recover these costs.

Postretirement Benefits:  As part of the ratemaking process, the MPSC allows Consumers to defer the impact of actuarial losses and prior service costs associated with postretirement benefits as a regulatory asset and to recover these costs from customers.  Conversely, Consumers defers the impact of actuarial gains as a regulatory liability and refunds these amounts to customers.  The asset and liability will decrease as the deferred items are amortized and recognized as components of net periodic benefit cost.

Costs of Electric Generating Units to be Retired and Securitized:  In December 2013, the MPSC issued a Securitization financing order that authorizes Consumers to proceed, at its sole discretion, with the sale of up to $389 million in Securitization bonds through a newly formed subsidiary.  Under Michigan law, electric utilities are permitted to use highly rated, low-cost Securitization bonds to finance the recovery of qualified costs.  The qualified costs that Consumers intends to securitize are principally the remaining book value of seven smaller coal-fueled electric generating units and three smaller gas-fueled electric generating units that Consumers plans to retire in 2016 if the Securitization transaction is successful.

Upon receipt of the Securitization financing order from the MPSC, Consumers removed the book value of the ten units from plant, property, and equipment and recorded this amount as a regulatory asset.  Consumers will amortize the regulatory asset in accordance with current depreciation rates while the assets remain in rate base.  Upon issuance of the Securitization bonds, Consumers will remove the book value of the units from rate base and amortize the regulatory asset over the life of the related Securitization bonds.

MGP Sites:  Consumers expects to incur environmental remediation and other response activity costs at 23 former MGP facilities.  The MPSC allows Consumers to recover from its natural gas customers over a ten-year period the costs incurred to remediate the MGP sites.

Other Securitized Costs:  In 2000, the MPSC authorized Consumers to securitize certain qualified costs incurred as a result of electric utility restructuring legislation.  This regulatory asset is amortized over the life of the related Securitization bonds.

ARO:  The recovery of the underlying asset investments and related removal costs of recorded AROs are approved by the MPSC in depreciation rate cases.  Consumers records a regulatory asset and a regulatory liability for timing differences between the recognition of AROs for financial reporting purposes and the recovery of these costs from customers.

Unamortized Debt Costs:  Under regulatory accounting, any unamortized debt costs related to debt redeemed with the proceeds of new debt are capitalized and amortized over the life of the new debt.

Gas Storage Inventory Adjustments:  Consumers incurs inventory expenses related to the loss of gas from its natural gas storage fields.  The MPSC allows Consumers to recover these costs from its natural gas customers over a five-year period.

Major Maintenance:  In its June 2012 order in Consumers’ electric rate case, the MPSC allowed Consumers to defer major maintenance costs associated with certain plants in excess of the costs approved in the rate order and recover these excess costs from customers, subject to MPSC approval.

REGULATORY LIABILITIES

Income Taxes, Net:  These costs represent the difference between deferred income taxes recognized for financial reporting purposes and amounts previously reflected in Consumers’ rates.  This net balance will decrease over the remaining life of the related temporary differences and flow through current income tax benefit.

Renewable Energy Grant:  In January 2013, Consumers received a $69 million renewable energy grant for Lake Winds® Energy Park, which began operations in November 2012.  The grant was received from the U.S. Department of Treasury under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009.

As reflected in Consumers’ 2011 biennial renewable energy plan, which the MPSC approved in 2012, this grant reduces Consumers’ cost of complying with the renewable portfolio standards prescribed by the 2008 Energy Law and, accordingly, reduces the overall renewable energy surcharge to be collected from customers.  The regulatory liability recorded for the grant will be amortized over the life of Lake Winds® Energy Park.

DOE Settlement:  In 2011, Consumers entered into an agreement with the DOE to settle, for $120 million, a complaint filed by Consumers against the DOE in 2002 for nuclear storage costs incurred as a result of the DOE’s failure to accept spent nuclear fuel.  In December 2012, the MPSC approved Consumers’ proposed treatment of this settlement amount, including a refund to customers of $23 million for spent nuclear fuel costs previously collected through rates.  Consumers refunded this amount to customers during 2013.  In March 2013, a party filed an appeal with the Michigan Court of Appeals to dispute the MPSC’s December 2012 order.

Cost of Removal:  These amounts have been collected from customers to fund future asset removal activities.  This regulatory liability is reduced as costs of removal are incurred.

Renewable Energy Plan:  At December 31, 2013 and 2012, surcharges collected from customers to fund Consumers’ renewable energy plan exceeded Consumers’ spending.  This regulatory liability is amortized as incremental costs are incurred to operate and depreciate Consumers’ wind parks and to purchase RECs under renewable energy purchase agreements.  Incremental costs represent costs incurred in excess of amounts recovered through the PSCR process.

Energy Optimization Plan:  At December 31, 2013 and 2012, surcharges collected from customers to fund Consumers’ energy optimization plan exceeded Consumers’ spending.  The associated regulatory liability is amortized as costs are incurred under Consumers’ energy optimization plan.

CONSUMERS’ ELECTRIC UTILITY

Electric Rate Case:  In September 2012, Consumers filed an application with the MPSC seeking an annual rate increase of $148 million, based on a 10.5 percent authorized return on equity.  In January 2013, Consumers supplemented its electric rate case application to reflect certain changes, which reduced its requested annual rate increase to $145 million.  In March 2013, Consumers self-implemented an annual rate increase of $110 million out of its requested $145 million, subject to refund with interest.  The MPSC approved a partial settlement agreement in May 2013, authorizing an annual rate increase of $89 million, based on a 10.3 percent authorized rate of return on equity.  In June 2013, in connection with this electric rate case, the MPSC approved Consumers’ application for authority to continue the advanced metering infrastructure program and implement a non-transmitting meter provision.

Consumers filed an application in July 2013 requesting that the MPSC find that the total revenues collected during self-implementation did not exceed those that would have been collected under final rates.  In February 2014, the MPSC approved Consumers’ application, finding that no refund was required.

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

In April 2012, the Michigan Court of Appeals ruled that the MPSC lacks statutory authority to approve or direct the use of a revenue decoupling mechanism for electric providers.  Subsequently, in November 2012, the Michigan Court of Appeals ruled in an appeal of the MPSC’s 2010 order in Consumers’ electric rate case.  The Court reversed the portion of the 2010 order related to Consumers’ electric revenue decoupling mechanism and remanded the case to the MPSC for further proceedings related to the revenue decoupling mechanism.  In 2013, the MPSC issued an order reversing its prior approval of Consumers’ authority to implement a revenue decoupling mechanism.

POWER SUPPLY COST RECOVERY AND GAS COST RECOVERY

The PSCR and GCR processes are designed to allow Consumers to recover all of its power supply and purchased natural gas costs if incurred under reasonable and prudent policies and practices.  The MPSC reviews these costs, policies, and practices in annual plan and reconciliation proceedings.  Consumers adjusts its PSCR and GCR billing factors monthly in order to minimize the overrecovery or underrecovery amount in the annual reconciliations.

PSCR Plans:  In January 2014, the MPSC approved Consumers’ 2012 PSCR plan, authorizing the 2012 PSCR charge that Consumers self-implemented beginning in January 2012.

Consumers submitted its 2013 PSCR plan to the MPSC in September 2012, and in accordance with its proposed plan, self-implemented the 2013 PSCR charge beginning in January 2013.

PSCR Reconciliations:  Presented in the following table are details about the PSCR reconciliation filing pending with the MPSC:

PSCR Year	Date Filed	Net Underrecovery (In Millions)	PSCR Cost of Power Sold (In Billions)
2012	March 2013	$18	$1.9

In May 2013, the MPSC issued an order in Consumers’ 2011 PSCR reconciliation, approving full recovery of $1.8 billion of power costs and authorizing Consumers to roll into its 2012 PSCR plan the overrecovery of $8 million.

GCR Plans:  In February 2013, the MPSC approved Consumers’ 2012-2013 GCR plan, authorizing the 2012-2013 GCR charge that Consumers self-implemented beginning in April 2012.

Consumers submitted its 2013-2014 GCR plan to the MPSC in December 2012, and in accordance with its proposed plan, self-implemented the 2013-2014 GCR charge beginning in April 2013.

GCR Reconciliations:  Presented in the following table are details about the GCR reconciliation filing pending with the MPSC:

GCR Year	Date Filed	Net Underrecovery (In Millions)	GCR Cost of Gas Sold (In Billions)
2012-2013	June 2013	$22	$0.9

In May 2013, the MPSC issued an order in Consumers’ 2011-2012 GCR reconciliation, approving full recovery of $0.9 billion in gas costs and authorizing Consumers to roll into its 2012-2013 GCR plan the overrecovery of $2 million.

Consumers’ PSCR and GCR mechanisms also represent probable future revenues that will be recovered from customers or previously collected revenues that will be refunded to customers through the ratemaking process.  Underrecoveries are included in accrued power supply and overrecoveries are included in accrued rate refunds on Consumers’ consolidated balance sheets.

Consumers reflected the following assets and liabilities for PSCR and GCR underrecoveries and overrecoveries on its consolidated balance sheets:

		In Millions
December 31	2013	2012
Accrued power supply revenue	$-	$32
Accrued rate refunds	12	6

3:               CONTINGENCIES AND COMMITMENTS

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

Gas Index Price Reporting Litigation:  CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, have been named as defendants in various lawsuits arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information.  Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Kansas, Missouri, and Wisconsin.  The following provides more detail on the cases in which CMS Energy or its affiliates remain as parties:

•                 In 2005, CMS Energy, CMS MST, and CMS Field Services were named as defendants in a putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al.  The complaint alleges that during the putative class period, January 1, 2000 through October 31, 2002, the defendants engaged in a scheme to violate the Kansas Restraint of Trade Act.  The plaintiffs are seeking statutory full consideration damages consisting of the full consideration paid by the plaintiffs for natural gas allegedly purchased from the defendants.

•                 In 2007, a class action complaint, Heartland Regional Medical Center, et al. v. Oneok, Inc. et al., was filed as a putative class action in Missouri state court alleging violations of Missouri antitrust laws.  The defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Missouri antitrust law in connection with their natural gas reporting activities.  The plaintiffs are seeking full consideration damages and treble damages.

•                 In 2006, a class action complaint, Arandell Corp., et al. v. XCEL Energy Inc., et al., was filed in Wisconsin state court on behalf of Wisconsin commercial entities that purchased natural gas between January 1, 2000 and October 31, 2002.  The defendants, including CMS Energy, CMS ERM, and Cantera Gas Company, are alleged to have violated Wisconsin’s antitrust statute.  The plaintiffs are seeking full consideration damages, plus exemplary damages and attorneys’ fees.

•                 In 2009, a class action complaint, Newpage Wisconsin System v. CMS ERM, et al., was filed in circuit court in Wood County, Wisconsin, against CMS Energy, CMS ERM, Cantera Gas Company, and others.  The plaintiff is seeking full consideration damages, treble damages, costs, interest, and attorneys’ fees.

•                 In 2005, J.P. Morgan Trust Company, N.A., in its capacity as Trustee of the FLI Liquidating Trust, filed an action in Kansas state court against CMS Energy, CMS MST, CMS Field Services, and others.  The complaint alleges various claims under the Kansas Restraint of Trade Act.  The plaintiff is seeking statutory full consideration damages for its purchases of natural gas in 2000 and 2001.

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

In August 2013, the joint defense group in these cases, of which CMS Energy defendants are members, filed a petition with the U.S. Supreme Court in an attempt to overturn the decision of the U.S. Court of Appeals for the Ninth Circuit.  The petition is pending action by the U.S. Supreme Court.  The Supreme Court has asked the Solicitor General for an opinion regarding this matter and may follow his guidance on whether to grant the petition.

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

Bay Harbor:  CMS Energy retained environmental remediation obligations for the collection and treatment of leachate, a liquid consisting of water and other substances, at Bay Harbor after selling its interests in the development in 2002.  Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site.  In 2012, CMS Energy and the MDEQ finalized an agreement that established the final remedies and the future release criteria at the site.  CMS Energy has completed all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit issued in 2010.  This permit requires renewal every five years.

Various claims have been brought against CMS Land or its affiliates, including CMS Energy, alleging environmental damage to property, loss of property value, insufficient disclosure of environmental matters, breach of agreement relating to access, or other matters.  In 2010, CMS Land and other parties received a demand for payment from the EPA in the amount of $7 million, plus interest, whereby the EPA is seeking recovery under CERCLA of the EPA’s response costs incurred at the Bay Harbor site.  CMS Land has communicated to the EPA that it does not believe that this is a valid claim.

CMS Energy has recorded a cumulative charge related to Bay Harbor of $229 million, which includes accretion expense.  At December 31, 2013, CMS Energy had a recorded liability of $52 million for its remaining obligations.  CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs.  The undiscounted amount of the remaining obligation is $71 million.  CMS Energy expects to pay $6 million in 2014, $5 million in 2015, $5 million in 2016, $4 million in 2017, and $4 million in 2018, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.

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

Equatorial Guinea Tax Claim:  In January 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea.  The government of Equatorial Guinea claims that CMS Energy owes $142 million in taxes, plus significant penalties and interest, in connection with the sale and has requested arbitration.  CMS Energy has concluded that the government’s tax claim is without merit.  CMS Energy is vigorously contesting the claim, and cannot predict the financial impact or outcome of this matter.

CONSUMERS ELECTRIC UTILITY CONTINGENCIES

Electric Environmental Matters:  Consumers’ operations are subject to environmental laws and regulations.  Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.

Cleanup and Solid Waste:  Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA.  Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome.  Consumers estimates that its liability for NREPA sites will be between $4 million and $6 million.  At December 31, 2013, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability.

Consumers is a potentially responsible party at a number of contaminated sites administered under CERCLA.  CERCLA liability is joint and several.  In 2010, Consumers received official notification from the EPA that identified Consumers as a potentially responsible party for cleanup of PCBs at the Kalamazoo River CERCLA site.  The notification claimed that the EPA has reason to believe that Consumers disposed of PCBs and arranged for the disposal and treatment of PCB-containing materials at portions of the site.  In April 2011, Consumers received a follow-up letter from the EPA requesting that Consumers agree to participate in a removal action plan along with several other companies for an area of lower Portage Creek, which is connected to the Kalamazoo River.  All parties, including Consumers, that were asked to participate in the removal action plan declined to accept liability.  Until further information is received from the EPA, Consumers is unable to estimate a range of potential liability for cleanup of the river.

Based on its experience, Consumers estimates that its share of the total liability for other known CERCLA sites will be between $3 million and $9 million.  Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability.  At December 31, 2013, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability.

The timing of payments related to Consumers’ remediation and other response activities at its CERCLA and NREPA sites is uncertain.  Consumers periodically reviews these cost estimates.  Any significant change in the underlying assumptions, such as an increase in the number of sites, different remediation techniques, the nature and extent of contamination, and legal and regulatory requirements, could affect its estimates of NREPA and CERCLA liability.

Ludington PCB:  In 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout, and sealant materials at Ludington.  Consumers removed and replaced part of the PCB material with non-PCB material.  Consumers has had several communications with the EPA regarding this matter.  Although Consumers is not able to predict when the EPA will issue a final ruling and cannot predict the financial impact or outcome of this matter, it does not expect future remediation costs to be material.

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

Consumers filed a complaint in 2002 for damages resulting from the DOE’s failure to accept spent nuclear fuel from Palisades and Big Rock.  In 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million.  As part of this agreement, Consumers also settled its liability to the DOE to fund the disposal of spent nuclear fuel used at Palisades and Big Rock before 1983.  In December 2012, the MPSC issued an order establishing the regulatory treatment of the settlement amount.  In this order, the MPSC also relieved Consumers of its obligation to establish an independent trust fund for the amount that was payable to the DOE prior to the settlement.  In March 2013, a party in this case filed an appeal with the Michigan Court of Appeals to dispute the December 2012 MPSC order.  For further information, see Note 2, Regulatory Matters.

Renewable Energy Matters:  In April 2013, a group of landowners filed a lawsuit in Mason County (Michigan) Circuit Court alleging, among other things, personal injury, loss of property value, and impacts to use and enjoyment of their land as a result of the operations of Lake Winds® Energy Park.  Consumers cannot predict the ultimate financial impact or outcome of this matter.

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

At December 31, 2013, Consumers had a recorded liability of $117 million for its remaining obligations for these sites.  This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent.  The undiscounted amount of the remaining obligation is $127 million.  Consumers expects to incur remediation and other response activity costs in each of the next five years as follows:

				In Millions
	2014	2015	2016	2017	2018
Consumers
Remediation and other response activity costs	$8	$12	$12	$9	$19

Consumers periodically reviews these cost estimates.  Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period.  At December 31, 2013, Consumers had a regulatory asset of $148 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites will be up to $3 million.  At December 31, 2013, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability.

CONSUMERS OTHER CONTINGENCIES

Other Environmental Matters:  Consumers initiated preliminary investigations during 2012 at a number of potentially contaminated sites it owns with the intention of determining whether any contamination existed and the extent of any identified contamination.  The sites investigated included combustion turbine sites, generating sites, compressor stations, and above-ground fuel storage tank locations.  Consumers completed the investigations in 2013 and found no additional risk associated with contamination that would warrant further investigation.

GUARANTEES

Presented in the following table are CMS Energy’s and Consumers’ guarantees at December 31, 2013:

					In Millions
			Maximum		Carrying
Guarantee Description	Issue Date	Expiration Date	Obligation		Amount
CMS Energy, including Consumers
Indemnity obligations from asset sales and other agreements	Various	Various through September 2029	$471	[1]	$16
Guarantees	Various	Various through March 2021	57		-
Consumers
Indemnity obligations and other guarantees	Various	Various through September 2029	$30		$1

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

OTHER CONTINGENCIES

Other:  In addition to the matters disclosed in this Note and Note 2, Regulatory Matters, there are certain other lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties.  These other lawsuits and proceedings may involve personal injury, property damage, contracts, environmental matters, federal and state taxes, rates, licensing, employment, and other matters.  Further, CMS Energy and Consumers occasionally self-report certain regulatory non-compliance matters that may or may not eventually result in administrative proceedings.  CMS Energy and Consumers believe that the outcome of any one of these proceedings will not have a material adverse effect on their consolidated results of operations, financial condition, or liquidity.

CONTRACTUAL COMMITMENTS

Purchase Obligations:  Presented in the following table are CMS Energy’s and Consumers’ contractual purchase obligations at December 31, 2013 for each of the periods shown.  Purchase obligations arise from long-term contracts for the purchase of commodities and related services, and construction and service agreements.  The commodities and related services include natural gas and associated transportation, electricity, and coal and associated transportation.  Purchase obligations – related parties arise from long-term power purchase agreements from certain affiliates of CMS Enterprises.

							In Millions
	Payments Due
	Total	2014	2015	2016	2017	2018	Beyond 2018
CMS Energy, including Consumers
Purchase obligations	$12,068	$1,879	$983	$1,032	$1,001	$1,006	$6,167
Purchase obligations – related parties	1,244	89	84	86	88	87	810
Consumers
Purchase obligations	$11,838	$1,803	$955	$1,005	$974	$979	$6,122
Purchase obligations – related parties	1,244	89	84	86	88	87	810

The MCV PPA:  Consumers has a 35-year PPA that began in 1990 with the MCV Partnership to purchase 1,240 MW of electricity.  The MCV PPA, as amended and restated, provides for:

•                 a capacity charge of $10.14 per MWh of available capacity;

•                 a fixed energy charge based on Consumers’ annual average baseload coal generating plant operating and maintenance cost, fuel inventory, and average administrative and general expenses;

•                 a variable energy charge for all delivered energy that reflects the MCV Partnership’s cost of production;

•                 a $5 million annual contribution by the MCV Partnership to a renewable resources program; and

•                 an option for Consumers to extend the MCV PPA for five years or purchase the MCV Facility at the conclusion of the MCV PPA’s term in March 2025.

Capacity and energy charges under the MCV PPA were $278 million in 2013, $319 million in 2012, and $292 million in 2011.  Consumers estimates that capacity and energy charges under the MCV PPA will average $320 million annually.  These amounts are included in the table above.

The Palisades PPA:  Consumers has a PPA expiring in 2022 with Entergy to purchase all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW.  Consumers estimates that capacity and energy payments under the Palisades PPA will average $370 million annually.  A portion of these amounts is included in the table above.  Consumers’ total purchases of capacity and energy under the PPA were $338 million in 2013, $331 million in 2012, and $311 million in 2011.  For further details about Palisades, see Note 9, Leases.

4:    FINANCINGS AND CAPITALIZATION

Presented in the following table is CMS Energy’s long-term debt at December 31:

					In Millions
	Interest Rate (%)		Maturity	2013	2012
CMS Energy
Senior notes	2.750	[1]	2014	$-	$250
	6.875		2015	125	125
	4.250		2015	250	250
	6.550		2017	250	250
	5.050		2018	250	250
	8.750		2019	300	300
	6.250		2020	300	300
	5.050		2022	300	300
	5.500	[2]	2029	172	172
	4.700		2043	250	-
Total CMS Energy senior notes				$2,197	$2,197
Term loan facility	variable	[3]	2016	180	180
Total CMS Energy parent				$2,377	$2,377
Consumers				$4,625	$4,341
Other CMS Energy subsidiaries
EnerBank certificates of deposits	1.095	[4]	2014-2021	$652	$527
Total other CMS Energy subsidiaries				$652	$527
Total CMS Energy principal amount outstanding				$7,654	$7,245
Current amounts				(541)	(519)
Net unamortized discounts				(12)	(16)
Total CMS Energy long-term debt				$7,101	$6,710

1  In September 2013, CMS Energy retired its 2.75 percent senior notes.

2  CMS Energy’s contingently convertible notes.  See the “Contingently Convertible Securities” section in this Note for further discussion of the conversion features.

3  Outstanding borrowings bear interest at an annual interest rate of LIBOR plus 1.75 percent (1.92 percent at December 31, 2013).

4  The weighted-average interest rate for EnerBank’s certificates of deposit was 1.09 percent at December 31, 2013 and 1.16 percent at December 31, 2012.  EnerBank’s primary deposit product consists of brokered certificates of deposit with varying maturities and having a face value of $1,000.

Presented in the following table is Consumers’ long-term debt at December 31:

					In Millions
	Interest Rate (%)		Maturity	2013	2012
Consumers
FMBs[1]	6.000	[2]	2014	$-	$200
	5.000	[2]	2015	-	225
	2.600		2015	50	50
	5.500		2016	350	350
	5.150		2017	250	250
	3.210		2017	100	100
	5.650		2018	250	250
	6.125		2019	350	350
	6.700		2019	500	500
	5.650		2020	300	300
	3.770		2020	100	100
	5.300		2022	250	250
	2.850		2022	375	375
	3.375		2023	325	-
	3.190		2024	52	52
	3.390		2027	35	35
	5.800		2035	175	175
	6.170		2040	50	50
	4.970		2040	50	50
	4.310		2042	263	263
	3.950		2043	425	-
				$4,250	$3,925
Senior notes	6.875		2018	180	180
Securitization bonds	5.760	[3]	2015	92	133
Tax-exempt pollution control revenue bonds	various		2018-2035	103	103
Total Consumers principal amount outstanding				$4,625	$4,341
Current amounts				(43)	(41)
Net unamortized discounts				(3)	(3)
Total Consumers long-term debt				$4,579	$4,297

1  The weighted-average interest rate for Consumers’ FMBs was 4.90 percent at December 31, 2013 and 5.19 percent at December 31, 2012.

2  In June 2013, Consumers retired its 6.00 percent and 5.00 percent FMBs.

3  The weighted-average interest rate for Consumers’ Securitization bonds was 5.76 percent at December 31, 2013 and 5.72 percent at December 31, 2012.

Financings:  Presented in the following table is a summary of major long-term debt transactions during the year ended December 31, 2013:

	Principal		Issue/Retirement
	(In Millions)	Interest Rate	Date	Maturity Date
Debt issuances
CMS Energy
Senior notes	$250	4.700%	March 2013	March 2043
Total CMS Energy parent	$250
Consumers
FMBs	$425	3.950%	May 2013	May 2043
FMBs	325	3.375%	August 2013	August 2023
Total Consumers	$750
Total debt issuances	$1,000
Debt retirements
CMS Energy
Senior notes	$250	2.750%	September 2013	May 2014
Total CMS Energy parent	$250
Consumers
FMBs	$200	6.000%	June 2013	February 2014
FMBs	225	5.000%	June 2013	March 2015
Total Consumers	$425
Total debt retirements	$675

FMBs:  Consumers secures its FMBs by a mortgage and lien on substantially all of its property.  Consumers’ ability to issue FMBs is restricted by certain provisions in the First Mortgage Bond Indenture and the need for regulatory approvals under federal law.  Restrictive issuance provisions in the First Mortgage Bond Indenture include achieving a two-times interest coverage ratio and having sufficient unfunded net property additions.

Regulatory Authorization for Financings:  FERC has authorized Consumers to have outstanding at any one time, up to $500 million of secured and unsecured short-term securities for general corporate purposes.  The remaining availability was $200 million at December 31, 2013.  FERC has also authorized Consumers to issue and sell up to $1.9 billion of secured and unsecured long-term securities for general corporate purposes.  The remaining availability was $800 million at December 31, 2013.  The authorizations are for the period ending June 30, 2014.  Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements.

Securitization Bonds:  Certain regulatory assets owned by Consumers’ subsidiary Consumers Funding collateralize Consumers’ Securitization bonds.  The bondholders have no recourse to Consumers’ other assets.  Through its rate structure, Consumers bills customers for Securitization surcharges to fund the payment of principal, interest, and other related expenses.  The surcharges collected are remitted to a trustee and are not available to creditors of Consumers or creditors of Consumers’ affiliates other than Consumers Funding.

Debt Maturities:  At December 31, 2013, the aggregate annual contractual maturities for long-term debt for the next five years were:

					In Millions
	2014	2015	2016	2017	2018
CMS Energy, including Consumers
Long-term debt	$368	$599	$608	$657	$786
Consumers
Long-term debt	$43	$99	$350	$350	$498

Revolving Credit Facilities:  The following secured revolving credit facilities with banks were available at December 31, 2013:

				In Millions
			Letters of Credit
Expiration Date	Amount of Facility	Amount Borrowed	Outstanding	Amount Available
CMS Energy
December 20, 2018[1]	$550	$-	$2	$548
Consumers
December 20, 2018[2]	$650	$-	$-	$650
September 9, 2014[2]	30	-	30	-

1  Obligations under this facility are secured by Consumers common stock.  CMS Energy’s average borrowings during the year ended December 31, 2013 were $4 million, with a weighted-average annual interest rate of 1.67 percent, representing LIBOR plus 1.50 percent.

2  Obligations under this facility are secured by FMBs of Consumers.

Short-term Borrowings:  Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements.  These transactions are accounted for as short-term secured borrowings.  At December 31, 2013, $170 million had been transferred under the program.  During the year ended December 31, 2013, Consumers’ average short-term borrowings totaled $10 million, with a weighted-average annual interest rate of 0.9 percent.

Contingently Convertible Securities:  Presented in the following table are the significant terms of CMS Energy’s contingently convertible securities at December 31, 2013:

		Outstanding	Adjusted	Adjusted
Security	Maturity	(In Millions)	Conversion Price	Trigger Price
5.50% senior notes	2029	$172	$13.55	$17.61

The securities become convertible for a calendar quarter if the price of CMS Energy’s common stock remains at or above the trigger price for 20 of 30 consecutive trading days ending on the last trading day of the previous quarter.  The trigger price at which these securities become convertible is 130 percent of the conversion price.  The conversion and trigger prices are subject to adjustments in certain circumstances, including payments or distributions to CMS Energy’s common stockholders.  The conversion and trigger price adjustment is made when the cumulative change in conversion and trigger prices is one percent or more.  During 20 of the last 30 trading days ended December 31, 2013, the adjusted trigger-price contingencies were met for the contingently convertible senior notes, and as a result, the senior notes are convertible at the option of the note holders for the three months ending March 31, 2014.

CMS Energy’s contingently convertible securities, if converted, require CMS Energy to pay cash up to the principal amount of the securities.  Any conversion value in excess of the principal amount can be paid in cash or in shares of CMS Energy’s common stock, at the election of CMS Energy.

In December 2013, a holder tendered for conversion $17 million principal amount of the 5.50 percent contingently convertible senior notes.  The conversion value per $1,000 principal amount of the convertible note was $1,968. CMS Energy issued 605,531 shares of its common stock and paid $17 million cash on settlement of conversion in February 2014.

Dividend Restrictions:  Under provisions of the Michigan Business Corporation Act of 1972, as amended, at December 31, 2013, payment of common stock dividends by CMS Energy was limited to $3.5 billion.

Under the provisions of its articles of incorporation, at December 31, 2013, Consumers had $662 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy.  Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings.  Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings.  Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.

For the year ended December 31, 2013, CMS Energy received $406 million of common stock dividends from Consumers.

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

Presented in the following table are the transactions that CMS Energy entered into under the first program:

	Number of	Average	Proceeds
	Shares Issued	Price per Share	(In Millions)
June 2011	762,925	$19.66	$15
June 2012	650,235	23.07	15
March 2013	735,873	27.18	20
Total	2,149,033	$23.27	$50

In April 2013, CMS Energy entered into the second continuous equity offering program, but has not yet issued any equity under this program.

Preferred Stock of Subsidiary:  In July 2013, Consumers redeemed all of its $4.16 preferred stock at a redemption price of $103.25 per share, which represented an aggregate redemption price of $7 million paid to redeem 68,451 outstanding shares.

Presented in the following table are details about Consumers’ preferred stock outstanding:

		Optional	Number of	Balance
		Redemption	Shares	Outstanding
	Series	Price	Outstanding	(In Millions)
December 31				2013	2012
Cumulative, $100 par value, authorized 7,500,000 shares, with no mandatory redemption	$4.50	$110.00	373,148	$ 37	$ 37
	4.16	103.25	68,451	-	7
Total preferred stock of Consumers				$ 37	$ 44

5:               FAIR VALUE MEASUREMENTS

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities, by level within the fair value hierarchy, recorded at fair value on a recurring basis:

					In Millions
	December 31, 2013				December 31, 2012
		Level				Level
	Total	1	2	3	Total	1	2	3
CMS Energy, including Consumers
Assets
Cash equivalents	$87	$87	$-	$-	$53	$53	$-	$-
Restricted cash equivalents	16	16	-	-	14	14	-	-
Nonqualified deferred compensation plan assets	6	6	-	-	5	5	-	-
DB SERP
Cash equivalents	-	-	-	-	2	2	-	-
Mutual funds	136	136	-	-	126	126	-	-
Derivative instruments
Commodity contracts	5	-	1	4	3	-	-	3
Total	$250	$245	$1	$4	$203	$200	$-	$3
Liabilities
Nonqualified deferred compensation plan liabilities	$6	$6	$-	$-	$5	$5	$-	$-
Derivative instruments
Commodity contracts	1	-	1	-	4	-	3	1
Total	$7	$6	$1	$-	$9	$5	$3	$1
Consumers
Assets
Restricted cash equivalents	$15	$15	$-	$-	$13	$13	$-	$-
CMS Energy common stock	29	29	-	-	32	32	-	-
Nonqualified deferred compensation plan assets	4	4	-	-	4	4	-	-
DB SERP
Cash equivalents	-	-	-	-	1	1	-	-
Mutual funds	95	95	-	-	85	85	-	-
Derivative instruments
Commodity contracts	4	-	-	4	2	-	-	2
Total	$147	$143	$-	$4	$137	$135	$-	$2
Liabilities
Nonqualified deferred compensation plan liabilities	$4	$4	$-	$-	$4	$4	$-	$-
Total	$4	$4	$-	$-	$4	$4	$-	$-

Cash Equivalents:  Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity.  Short-term debt instruments classified as restricted cash equivalents on the consolidated balance sheets are not included since they are recorded at amortized cost.

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

DB SERP Assets:  CMS Energy and Consumers value their DB SERP assets using a market approach that incorporates quoted market prices.  The DB SERP cash equivalents consist of a money market fund with daily liquidity.  The DB SERP invests in mutual funds that hold primarily fixed-income instruments of varying maturities.  In order to meet their investment objectives, the funds hold investment-grade debt securities, and may invest a portion of their assets in high-yield securities, foreign debt, and derivative instruments.  CMS Energy and Consumers value these funds using the daily quoted NAVs that are publicly available and are the basis for transactions to buy or sell shares in each fund.  CMS Energy and Consumers report their DB SERP assets in other non-current assets on their consolidated balance sheets.  For additional details about DB SERP securities, see Note 6, Financial Instruments.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS USING SIGNIFICANT LEVEL 3 INPUTS

Presented in the following table are reconciliations of changes in the fair values of Level 3 assets and liabilities at CMS Energy and Consumers:

			In Millions
Years Ended December 31	2013	2012	2011
CMS Energy, including Consumers
Balance at beginning of period	$2	$(2)	$(3)
Total gains included in earnings[1]	-	3	2
Total gains offset through regulatory accounting	3	6	2
Purchases	-	1	1
Sales	-	-	(4)
Settlements	(1)	(6)	-
Balance at end of period	$4	$2	$(2)
Unrealized gains (losses) included in earnings relating to assets and liabilities still held at end of period[1]	$(1)	$2	$2
Consumers
Balance at beginning of period	$2	$2	$1
Total gains offset through regulatory accounting	3	6	2
Purchases	-	1	1
Settlements	(1)	(7)	(2)
Balance at end of period	$4	$2	$2

1   CMS Energy records realized and unrealized gains and losses for Level 3 recurring fair value measurements in earnings as a component of operating revenue or maintenance and other operating expenses on its consolidated statements of income.

6:               FINANCIAL INSTRUMENTS

Presented in the following table are the carrying amounts and fair values, by level within the fair value hierarchy, of CMS Energy’s and Consumers’ financial instruments that are not recorded at fair value.  The table does not include information on cash, cash equivalents, short-term accounts and notes receivable, short-term investments, and current liabilities since the carrying amounts of these items approximate their fair values because of their short-term nature.  For information about assets and liabilities recorded at fair value and for additional details regarding the fair value hierarchy, see Note 5, Fair Value Measurements.

									In Millions

	December 31, 2013					December 31, 2012
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Securities held to maturity	$ 10	$10	$-	$10	$-	$9	$10	$-	$10	$-
Notes receivable[1]	683	724	-	-	724	544	581	-	-	581
Long-term debt[2]	7,642	8,368	-	7,406	962	7,229	8,347	-	7,321	1,026
Consumers
Long-term debt[3]	$ 4,622	$4,940	$-	$3,978	$962	$4,338	$5,015	$-	$3,989	$1,026

1    Includes current portion of notes receivable of $48 million at December 31, 2013 and $40 million at December 31, 2012.

2    Includes current portion of long-term debt of $541 million at December 31, 2013 and $519 million at December 31, 2012.

3    Includes current portion of long-term debt of $43 million at December 31, 2013 and $41 million at December 31, 2012.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt.  At December 31, 2013 and December 31, 2012, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements.  This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

In Millions
	December 31, 2013				December 31, 2012
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$136	$-	$-	$136	$123	$3	$-	$126
Held to maturity
Debt securities	10	-	-	10	9	1	-	10
Consumers
Available for sale
DB SERP
Mutual funds	$95	$-	$-	$95	$83	$2	$-	$85
CMS Energy common stock	5	24	-	29	6	26	-	32

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities.  During the year ended December 31, 2013, CMS Energy contributed $16 million to the DB SERP, which included a contribution of $13 million by Consumers.  The contributions were used to acquire additional shares in the mutual funds.  Debt securities classified as held to maturity consist primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.

Presented in the following table is a summary of the sales activity for CMS Energy’s and Consumers’ investment securities:

		In Millions
Years Ended December 31	2013	2012	2011
CMS Energy, including Consumers
Proceeds from sales of investment securities	$3	$3	$29
Consumers
Proceeds from sales of investment securities	$2	$2	$19

The sales proceeds for all periods represent sales of investments that were held within the DB SERP and classified as available for sale.  Realized gains and losses on the sales were not significant for either CMS Energy or Consumers during each period.  In 2011, CMS Energy and Consumers sold their DB SERP investments in state and municipal bonds, and reinvested the proceeds in mutual funds that hold fixed-income instruments of varying maturities.

Consumers recognized gains of $4 million in 2013, $5 million in 2012, and $4 million in 2011 from transferring shares of CMS Energy common stock to a related charitable foundation.  The gains reflected the excess of fair value over cost of the stock donated and were included in income.

7:               NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

In Millions
	December 31, 2013	December 31, 2012
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$48	$40
Other	15	1
Non-current
EnerBank notes receivable, net of allowance for loan losses	635	504
Other	-	16
Total notes receivable	$698	$561
Consumers
Current
Other	$14	$-
Non-current
Other	-	16
Total notes receivable	$14	$16

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

Presented in the following table are the changes in the allowance for loan losses:

	In Millions
Years Ended December 31	2013	2012
Balance at beginning of period	$5	$5
Charge-offs	(5)	(5)
Recoveries	1	1
Provision for loan losses	4	4
Balance at end of period	$5	$5

Loans that are 30 days or more past due are considered delinquent.  The balance of EnerBank’s delinquent consumer loans was $4 million at December 31, 2013, and $3 million at December 31, 2012.

At December 31, 2013 and December 31, 2012, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

8:               PLANT, PROPERTY, AND EQUIPMENT

Presented in the following table are details of CMS Energy’s and Consumers’ plant, property, and equipment:

				In Millions
Years Ended December 31	Estimated Depreciable Life in Years			2013	2012
CMS Energy, including Consumers
Electric
Generation	22	-	125	$3,992	$4,254
Distribution	23	-	75	6,140	5,831
Other	5	-	50	770	677
Assets under capital leases and other arrangements				284	279
Gas
Distribution	28	-	80	3,015	2,861
Transmission	17	-	75	821	770
Underground storage facilities[1]	29	-	65	535	339
Other	5	-	50	465	424
Capital leases				7	6
Enterprises
Independent power production	3	-	30	89	89
Other	3	-	40	26	24
Other	1	-	51	40	38
Construction work in progress				1,149	1,080
Less accumulated depreciation and amortization				(5,087)	(5,121)
Net plant, property, and equipment[2]				$12,246	$11,551
Consumers
Electric
Generation	22	-	125	$3,992	$4,254
Distribution	23	-	75	6,140	5,831
Other	5	-	50	770	677
Assets under capital leases and other arrangements				284	279
Gas
Distribution	28	-	80	3,015	2,861
Transmission	17	-	75	821	770
Underground storage facilities[1]	29	-	65	535	339
Other	5	-	50	465	424
Capital leases				7	6
Other non-utility property	8	-	51	15	15
Construction work in progress				1,147	1,080
Less accumulated depreciation and amortization				(5,022)	(5,061)
Net plant, property, and equipment[2]				$12,169	$11,475

1   Underground storage includes base natural gas of $26 million at December 31, 2013 and 2012.  Base natural gas is not subject to depreciation.

2   For the year ended December 31, 2013, utility plant additions were $1.3 billion and utility plant retirements were $156 million.  Subject to a successful Securitization transaction, Consumers plans to retire seven smaller coal-fueled electric generating units and three smaller gas-fueled electric generating units by April 2016.  Accordingly, Consumers removed the net book value of the ten units from plant, property, and equipment and recorded this amount as a regulatory asset at December 31, 2013.  As a result, net plant, property, and equipment decreased by $362 million.  For additional details, see Note 2, Regulatory Matters.

For the year ended December 31, 2012, utility plant additions were $999 million and utility plant retirements were $168 million.

Presented in the following table is further detail on changes in Consumers’ assets under capital leases and other arrangements:

	In Millions
Years Ended December 31	2013	2012
Consumers
Balance at beginning of period	$285	$280
Additions	12	9
Net retirements and other adjustments	(6)	(4)
Balance at end of period	$291	$285

Assets under capital leases and other arrangements are presented as gross amounts.  Accumulated amortization of assets under capital leases and other arrangements was $124 million at December 31, 2013 and $108 million at December 31, 2012 for Consumers.

Presented in the following table is further detail on CMS Energy’s and Consumers’ accumulated depreciation and amortization:

		In Millions
Years Ended December 31	2013	2012
CMS Energy, including Consumers
Utility plant assets	$5,021	$5,060
Non-utility plant assets	66	61
Consumers
Utility plant assets	$5,021	$5,060
Non-utility plant assets	1	1

Maintenance and Depreciation:  CMS Energy and Consumers record property repairs and minor property replacement as maintenance expense.  CMS Energy and Consumers record planned major maintenance activities as operating expense unless the cost represents the acquisition of additional long-lived assets or the replacement of an existing long-lived asset.

Consumers depreciates utility property on an asset-group basis, in which it applies a single MPSC-approved depreciation rate to the gross investment in a particular class of property within the electric and gas segments.  Consumers performs depreciation studies periodically to determine appropriate group lives.  Presented in the following table are the composite depreciation rates for Consumers’ segment properties:

Years Ended December 31	2013	2012	2011
Electric utility property	3.5%	3.2%	3.0%
Gas utility property	2.8%	2.9%	2.9%
Other property	7.0%	7.2%	7.4%

CMS Energy and Consumers record plant, property, and equipment at original cost when placed into service.  The cost includes labor, material, applicable taxes, overhead such as pension and other benefits, and AFUDC, if applicable.  Consumers’ plant, property, and equipment is generally recoverable through its general rate making process.  For additional details, see Note 2, Regulatory Matters.

When utility property is mothballed, the property stays in rate base and continues to be depreciated at the same rate as before the mothball period.  When utility property is retired or otherwise disposed of in the ordinary course of business, Consumers records the original cost to accumulated depreciation, along with associated cost of removal, net of salvage.  CMS Energy and Consumers recognize gains or losses on the retirement or disposal of non-regulated assets in income.  Consumers records cost of removal collected from customers, but not spent, as a regulatory liability.

Consumers capitalizes AFUDC on regulated major construction projects, except pollution control facilities on its fossil-fuel-fired power plants.  AFUDC represents the estimated cost of debt and authorized return-on-equity funds used to finance construction additions.  Consumers records the offsetting credit as a reduction of interest for the amount representing the borrowed funds component and as other income for the equity funds component on the consolidated statements of income.  When construction is completed and the property is placed in service, Consumers depreciates and recovers the capitalized AFUDC from customers over the life of the related asset.  Presented in the following table are Consumers’ composite AFUDC capitalization rates:

Years Ended December 31	2013	2012	2011
AFUDC capitalization rate	7.3%	7.3%	7.6%

CMS Energy and Consumers capitalize the purchase and development of internal-use computer software.  These costs are expensed evenly over the estimated useful life of the internal-use computer software.  If computer software is integral to computer hardware, then its cost is capitalized and depreciated with the hardware.  The types of costs capitalized are consistent for all periods presented by the financial statements.

Intangible Assets:  Included in net plant, property, and equipment are intangible assets.  Presented in the following table are CMS Energy’s and Consumers’ intangible assets:

						In Millions
Years Ended December 31				2013		2012
Description	Amortization Life in years			Gross Cost[1]	Accumulated Amortization	Gross Cost[1]	Accumulated Amortization
CMS Energy, including Consumers
Software development	3	-	15	$508	$174	$466	$172
Plant acquisition adjustments	40	-	46	216	32	214	27
Rights of way	50	-	75	135	42	130	40
Leasehold improvements	various[2]			14	11	13	10
Franchises and consents	5	-	30	15	7	14	6
Other intangibles	various			21	14	18	14
Total				$909	$280	$855	$269
Consumers
Software development	3	-	15	$506	$173	$464	$172
Plant acquisition adjustments	40	-	46	216	32	214	27
Rights of way	50	-	75	135	42	130	40
Leasehold improvements	various[2]			14	11	13	10
Franchises and consents	5	-	30	15	7	14	6
Other intangibles	various			20	14	18	14
Total				$906	$279	$853	$269

1     Net intangible asset additions for Consumers’ utility plant were $53 million during 2013 and $108 million during 2012 and primarily represented software development costs.

2     Leasehold improvements are amortized over the life of the lease, which may change whenever the lease is renewed or extended.

Presented in the following table is CMS Energy’s and Consumers’ amortization expense related to intangible assets:

				In Millions
	CMS Energy, including Consumers		Consumers
Years Ended December 31	Total Amortization Expense	Software Amortization Expense	Total Amortization Expense	Software Amortization Expense
2013	$48	$39	$47	$39
2012	39	31	38	30
2011	32	24	32	24

Amortization of intangible assets is expected to range between $54 million and $73 million per year over the next five years.

JOINTLY OWNED REGULATED UTILITY FACILITIES

Presented in the following table are Consumers’ investments in jointly owned regulated utility facilities at December 31, 2013:

	In Millions, Except Ownership Share
	J.H. Campbell Unit 3	Ludington	Distribution
Ownership share	93.3%	51.0%	various
Utility plant in service	$1,073	$193	$190
Accumulated depreciation	(456)	(152)	(59)
Construction work-in-progress	81	71	2
Net investment	$698	$112	$133

Consumers includes its share of the direct expenses of the jointly owned plants in operating expenses.  Consumers shares operation, maintenance, and other expenses of these jointly owned utility facilities in proportion to each participant’s undivided ownership interest.  Consumers is required to provide only its share of financing for the jointly owned utility facilities.

9:               LEASES

CMS Energy and Consumers lease various assets, including railcars, service vehicles, gas pipeline capacity, and buildings.  In addition, CMS Energy and Consumers account for a number of their PPAs as capital and operating leases.

Operating leases for coal-carrying railcars have lease terms, which range from three to 15 years, expiring without extension provisions over the next ten years and with extension provisions over the next 13 years.  These leases contain fair market value extension and buyout provisions, with some providing for predetermined extension period rentals.  Capital leases for Consumers’ vehicle fleet operations have a maximum term of 120 months with some having end-of-lease rental adjustment clauses based on the proceeds received from the sale or disposition of the vehicles, and others having fixed percentage purchase options.

Consumers has capital leases for gas transportation pipelines to the D.E. Karn generating complex and Zeeland.  The capital lease for the gas transportation pipeline into the D.E. Karn generating complex has a term of 15 years with a provision to extend the contract from month to month.  The remaining term of the contract was eight years at December 31, 2013.  The capital lease for the gas transportation pipeline to Zeeland was extended in 2012 for five years pursuant to the renewal provision at the end of the contract.  At December 31, 2013, the remaining term of the contract was four years with a renewal provision of an additional five years at the end of the contract.  The remaining terms of Consumers’ long-term PPAs accounted for as leases range between two and 19 years.  Most of these PPAs contain provisions at the end of the initial contract terms to renew the agreements annually.

Presented in the following table are Consumers’ minimum lease expense and contingent rental expense.  For each of the years ended December 31, 2013, 2012, and 2011, all of CMS Energy’s minimum lease expense and contingent rental expense were attributable to Consumers.

		In Millions
Years Ended December 31	2013	2012	2011
Consumers
Minimum operating lease expense
PPAs	$6	$6	$10
Other agreements	21	23	22
Contingent rental expense[1]	77	33	11

1         Contingent rental expense is related to capital and operating lease PPAs and is based on delivery of energy and capacity in excess of minimum lease payments.

Consumers is authorized by the MPSC to record operating lease payments as operating expense and recover the total cost from customers.

Presented in the following table are the minimum annual rental commitments under Consumers’ non-cancelable leases at December 31, 2013.  All of CMS Energy’s non-cancelable leases at December 31, 2013 were attributable to Consumers.

			In Millions
	Capital Leases	Financing[1]	Operating Leases
Consumers
2014	$14	$19	$26
2015	14	18	25
2016	11	17	20
2017	10	17	20
2018	10	16	17
2019 and thereafter	31	46	56
Total minimum lease payments	$90	$133	$164
Less imputed interest	39	25
Present value of net minimum lease payments	$51	$108
Less current portion	8	13
Non-current portion	$43	$95

1 In 2007, Consumers sold Palisades to Entergy and entered into a 15-year PPA to buy all of the capacity and energy then capable of being produced by Palisades.  Consumers has continuing involvement with Palisades through security provided to Entergy for Consumers’ PPA obligation and other arrangements.  Because of these ongoing arrangements, Consumers accounted for the transaction as a financing of Palisades and not a sale.  Accordingly, no gain on the sale of Palisades was recognized on the consolidated statements of income.  Consumers accounted for the remaining non-real-estate assets and liabilities associated with the transaction as a sale.

Palisades remains on Consumers’ consolidated balance sheets and Consumers continues to depreciate it.  Consumers recorded the related proceeds as a finance obligation with payments recorded to interest expense and the finance obligation based on the amortization of the obligation over the life of the Palisades PPA.  The value of the finance obligation was determined based on an allocation of the transaction proceeds to the fair values of the net assets sold and fair value of the plant asset under the financing.  Total amortization and interest charges under the financing were $20 million for each of the years ended December 31, 2013 and December 31, 2012 and $21 million for the year ended December 31, 2011.

10:      ASSET RETIREMENT OBLIGATIONS

CMS Energy and Consumers record the fair value of the cost to remove assets at the end of their useful lives, if there is a legal obligation to remove them.  No market risk premiums were included in CMS Energy’s and Consumers’ ARO fair value estimates since reasonable estimates could not be made.  If a five percent market risk premium were assumed, CMS Energy’s and Consumers’ ARO liabilities would be $16 million higher at December 31, 2013 and December 31, 2012.  In 2012, Consumers updated the ARO for coal ash disposal areas to reflect a revised estimate of future obligations and recorded the initial estimate for the Lake Winds® Energy Park ARO.

If a reasonable estimate of fair value cannot be made in the period in which the ARO is incurred, such as for assets with indeterminate lives, the liability is recognized when a reasonable estimate of fair value can be made.  CMS Energy and Consumers have not recorded liabilities for assets that have insignificant cumulative disposal costs, such as substation batteries.

Presented below are the categories of assets that CMS Energy and Consumers have legal obligations to remove at the end of their useful lives and for which they have an ARO liability recorded:

	In-Service
Company and ARO Description	Date	Long-Lived Assets
CMS Energy, including Consumers
Closure of gas treating plant and gas wells	Various	Gas transmission and storage
Closure of coal ash disposal areas	Various	Generating plants coal ash areas
Closure of wells at gas storage fields	Various	Gas storage fields
Asbestos abatement	1973	Electric and gas utility plant
Gas distribution cut, purge, and cap	Various	Gas distribution mains and services
Closure of wind park	2012	Wind generation facilities
Consumers
Closure of coal ash disposal areas	Various	Generating plants coal ash areas
Closure of wells at gas storage fields	Various	Gas storage fields
Asbestos abatement	1973	Electric and gas utility plant
Gas distribution cut, purge, and cap	Various	Gas distribution mains and services
Closure of wind park	2012	Wind generation facilities

No assets have been restricted for purposes of settling AROs.

Presented in the following tables are the changes in CMS Energy’s and Consumers’ ARO liabilities:

					In Millions
	ARO					ARO
	Liability				Cash flow	Liability
Company and ARO Description	12/31/2012	Incurred	Settled[1]	Accretion	Revisions	12/31/2013
CMS Energy, including Consumers
Gas treating plant and gas wells	$1	$-	$-	$-	$-	$1
Consumers	311	(3)	(6)	18	4	324
Total CMS Energy	$312	$(3)	$(6)	$18	$4	$325
Consumers
Coal ash disposal areas	$114	$-	$(1)	$5	$-	$118
Asbestos abatement	43	-	(1)	3	4	49
Gas distribution cut, purge, and cap	151	(3)	(4)	10	-	154
Wind park	3	-	-	-	-	3
Total Consumers	$311	$(3)	$(6)	$18	$4	$324

					In Millions
	ARO					ARO
	Liability				Cash flow	Liability
Company and ARO Description	12/31/2011	Incurred	Settled [1]	Accretion	Revisions	12/31/2012
CMS Energy, including Consumers
Gas treating plant and gas wells	$1	$-	$-	$-	$-	$1
Consumers	253	7	(8)	19	40	311
Total CMS Energy	$254	$7	$(8)	$19	$40	$312
Consumers
Coal ash disposal areas	$70	$-	$(3)	$7	$40	$114
Wells at gas storage fields	1	-	(1)	-	-	-
Asbestos abatement	42	-	(1)	2	-	43
Gas distribution cut, purge, and cap	140	4	(3)	10	-	151
Wind park	-	3	-	-	-	3
Total Consumers	$253	$7	$(8)	$19	$40	$311

1         Cash payments of $6 million in 2013 and $8 million in 2012 were included in other current and non-current assets and liabilities as a component of net cash provided by operating activities in CMS Energy’s and Consumers’ consolidated statements of cash flow.

11:      RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.  These plans include:

•                 a non-contributory, qualified defined benefit Pension Plan (closed to new non-union participants as of July 1, 2003 and closed to new union participants as of September 1, 2005);

•                 a qualified cash balance Pension Plan for certain employees hired between July 1, 2003 and August 31, 2005;

•                 a non-contributory, qualified DCCP for employees hired on or after September 1, 2005;

•                 benefits to certain management employees under a non-contributory, nonqualified DB SERP (closed to new participants as of March 31, 2006);

•                 a non-contributory, non-qualified DC SERP for certain management employees hired or promoted on or after April 1, 2006;

•                 health care and life insurance benefits under an OPEB Plan; and

•                 a contributory, qualified defined contribution 401(k) plan.

Pension Plan:  Participants in the Pension Plan include CMS Energy’s and Consumers’ present employees, employees of their subsidiaries, and employees of Panhandle.  Pension Plan trust assets are not distinguishable by company.

CMS Energy and Consumers provide an employer contribution of six percent of base pay to the DCCP 401(k) plan for employees hired on or after September 1, 2005.  Employees are not required to contribute in order to receive the plan’s employer contribution.

Participants in the cash balance Pension Plan, effective July 1, 2003 to August 31, 2005, also participate in the DCCP as of September 1, 2005.  Additional pay credits under the cash balance Pension Plan were discontinued as of September 1, 2005.  DCCP expense for CMS Energy and Consumers was $10 million for the year ended December 31, 2013, $8 million for the year ended December 31, 2012, and $7 million for the year ended December 31, 2011.

DB SERP:  The DB SERP is a non-qualified plan as defined by the Internal Revenue Code.  DB SERP benefits are paid from a rabbi trust established in 1988.  DB SERP rabbi trust earnings are taxable.  Presented in the following table are the fair value of trust assets, ABO, and contributions for CMS Energy’s and Consumers’ DB SERP:

	In Millions
Years Ended December 31	2013	2012
CMS Energy, including Consumers
Trust assets	$136	$128
ABO	122	130
Contributions	16	13
Consumers
Trust assets	$96	$87
ABO	82	86
Contributions	13	9

DC SERP:  On April 1, 2006, CMS Energy and Consumers implemented a DC SERP and froze further new participation in the DB SERP.  The DC SERP provides participants benefits ranging from 5 percent to 15 percent of total compensation.  The DC SERP requires a minimum of five years of participation before vesting.  CMS Energy’s and Consumers’ contributions to the plan, if any, are placed in a grantor trust.  For CMS Energy and Consumers, trust assets were $1 million at December 31, 2013 and December 31, 2012.  DC SERP assets are included in other non-current assets on CMS Energy’s and

Consumers’ consolidated balance sheets.  CMS Energy’s and Consumers’ DC SERP expense was less than $1 million for each of the years ended December 31, 2013, 2012, and 2011.

401(k):  The 401(k) plan employer match equals 60 percent of eligible contributions up to the first six percent of an employee’s wages.  The total 401(k) plan cost for CMS Energy, including Consumers, and for Consumers was $17 million for the year ended December 31, 2013 and $16 million for each of the years ended December 31, 2012 and 2011.

OPEB:  Participants in the OPEB Plan include all regular full-time employees covered by the employee health care plan on the day before retirement from either CMS Energy or Consumers at age 55 or older with at least ten full years of applicable continuous service.  Regular full-time employees who qualify for Pension Plan disability retirement and have 15 years of applicable continuous service may also participate in the OPEB Plan.  Retiree health care costs were based on the assumption that costs would increase 6.5 percent for those under 65 and 6.5 percent for those over 65 in 2014 and 8.0 percent for those under 65 and 7.5 percent for those over 65 in 2013.  The rate of increase was assumed to decline to 4.75 percent for all retirees by 2024 and thereafter.

In July 2013, CMS Energy and Consumers approved certain amendments to their OPEB Plan.  Accordingly, CMS Energy and Consumers performed a remeasurement of the OPEB Plan as of July 1, 2013.  As a result of these changes, CMS Energy’s (including Consumers’) OPEB liability decreased by $638 million, its OPEB regulatory asset of $580 million was eliminated, and an OPEB regulatory liability of $34 million was established as of July 1, 2013.  CMS Energy’s accumulated other comprehensive loss decreased by $24 million.  Consumers’ OPEB liability decreased by $614 million, its OPEB regulatory asset of $580 million was eliminated, and an OPEB regulatory liability of $34 million was established as of July 1, 2013.

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

The assumptions used in the health care cost-trend rate affect service, interest, and PBO costs.  Presented in the following table are the effects of a one-percentage-point change in the health care cost-trend assumption:

		In Millions
	One Percentage	One Percentage
Years Ended December 31	Point Increase	Point Decrease
CMS Energy, including Consumers
Effect on total service and interest cost component	$16	$(14)
Effect on PBO	151	(133)
Consumers
Effect on total service and interest cost component	$16	$(13)
Effect on PBO	147	(130)

Assumptions:  Presented in the following table are the weighted-average assumptions used in CMS Energy’s and Consumers’ retirement benefits plans to determine benefit obligations and net periodic benefit cost:

	Pension and DB SERP			OPEB
December 31	2013	2012	2011	2013	2012	2011
CMS Energy, including Consumers
Weighted average for benefit obligations
Discount rate[1]	4.90%	4.10%	4.90%	5.10%	4.40%	5.10%
Mortality table[2]	2000	2000	2000	2000	2000	2000
Rate of compensation increase
Pension	3.00%	3.00%	3.50%
DB SERP	5.50%	5.50%	5.50%
Weighted average for net periodic benefit cost obligations
Discount rate[1]	4.10%	4.90%	5.40%	4.40%	5.10%	5.60%
Expected long-term rate of return on plan assets[3]	7.75%	7.75%	8.00%	7.25%	7.25%	7.50%
Mortality table[2]	2000	2000	2000	2000	2000	2000
Rate of compensation increase
Pension	3.00%	3.50%	4.00%
DB SERP	5.50%	5.50%	5.50%

1     The discount rate reflects the rate at which benefits could be effectively settled and is equal to the equivalent single rate resulting from a yield curve analysis.  This analysis incorporated the projected benefit payments specific to CMS Energy’s and Consumers’ Pension Plan and OPEB Plan and the yields on high quality corporate bonds rated Aa or better.

2     The mortality assumption was based on the RP-2000 mortality tables with projection of future mortality improvements using Scale AA, which aligned with the IRS prescriptions for cash funding valuations under the Pension Protection Act of 2006.

3     CMS Energy and Consumers determined the long-term rate of return using historical market returns, the present and expected future economic environment, the capital market principles of risk and return, and the expert opinions of individuals and firms with financial market knowledge.  CMS Energy and Consumers considered the asset allocation of the portfolio in forecasting the future expected total return of the portfolio.  The goal was to determine a long-term rate of return that could be incorporated into the planning of future cash flow requirements in conjunction with the change in the liability.  Annually, CMS Energy and Consumers review for reasonableness and appropriateness the forecasted returns for various classes of assets used to construct an expected return model.  CMS Energy’s and Consumers’ expected long-term rate of return on Pension Plan assets was 7.75 percent in 2013.  The actual return on Pension Plan assets was 12.5 percent in 2013, 14.1 percent in 2012, and 4.0 percent in 2011.

Costs:  Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

				In Millions
	Pension and DB SERP			OPEB
Years Ended December 31	2013	2012	2011	2013	2012	2011
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$54	$49	$49	$29	$32	$27
Interest expense	100	105	106	65	82	77
Expected return on plan assets	(127)	(125)	(112)	(77)	(66)	(66)
Amortization of:
Net loss	101	79	65	26	46	30
Prior service cost (credit)	3	5	5	(31)	(20)	(20)
Net periodic cost (credit)	$131	$113	$113	$12	$74	$48
Consumers
Net periodic cost (credit)
Service cost	$52	$48	$48	$28	$31	$26
Interest expense	96	100	101	63	79	74
Expected return on plan assets	(124)	(122)	(109)	(72)	(61)	(61)
Amortization of:
Net loss	98	77	63	27	47	31
Prior service cost (credit)	3	5	5	(30)	(20)	(20)
Net periodic cost (credit)	$125	$108	$108	$16	$76	$50

For CMS Energy, the estimated net loss and prior service cost for the defined benefit Pension Plans that will be amortized into net periodic benefit cost in 2014 from the regulatory asset is $57 million and from AOCI is $2 million.  For Consumers, the estimated net loss and prior service cost for the defined benefit Pension Plans that will be amortized into net periodic benefit cost in 2014 from the regulatory asset is $57 million.  For CMS Energy, the estimated net loss and prior service credit for the OPEB Plan that will be amortized into net periodic benefit cost in 2014 from the regulatory liability is $37 million, with a decrease from AOCI of $1 million.  For Consumers, the estimated net loss and prior service credit for the OPEB Plan that will be amortized into net periodic benefit cost in 2014 from the regulatory liability is $37 million.

CMS Energy and Consumers amortize net gains and losses in excess of ten percent of the greater of the PBO or the MRV over the average remaining service period.  The estimated period of amortization of gains and losses for CMS Energy and Consumers was ten years for pension for the year ended December 31, 2013 and 11 years for pension for the years ended December 31, 2012 and 2011 and 13 years for OPEB for the years ended December 31, 2013, 2012, and 2011.  Prior service cost (credit) amortization is established in the year in which the prior service cost (credit) first occurred, and is based on the same amortization period for all future years until the prior service cost (credit) is fully amortized.  CMS Energy and Consumers had a new prior service credit for OPEB in 2013.  The estimated period of amortization of this new prior service credit for CMS Energy and Consumers is ten years for OPEB for the year ended December 31, 2013.

Reconciliations:  Presented in the following table are reconciliations of the funded status of CMS Energy’s and Consumers’ retirement benefits plans with their retirement benefits plans’ liabilities:

						In Millions
	Pension		DB SERP		OPEB
Years Ended December 31	2013	2012	2013	2012	2013	2012
CMS Energy, including Consumers
Benefit obligation at beginning of period	$2,354	$2,072	$144	$127	$1,729	$1,641
Service cost	53	48	1	1	29	32
Interest cost	94	99	6	6	65	82
Plan amendments	-	-	-	-	(208)[2]	-
Actuarial (gain) loss	(308)	249	(12)	16	(440)	25
Benefits paid	(120)	(114)	(7)	(6)	(52)[3]	(51)[3]
Benefit obligation at end of period	$2,073	$2,354	$132	$144	$1,123	$1,729 [4]
Plan assets at fair value at beginning of period	$1,727	$1,626	$-	$-	$1,047	$924
Actual return on plan assets	206	215	-	-	150	108
Company contribution	150	-	7	6	72	65
Actual benefits paid	(119)	(114)	(7)	(6)	(51)[3]	(50)[3]
Plan assets at fair value at end of period	$1,964	$1,727	$-	$-	$1,218	$1,047
Funded status	$(109)[1]	$(627)[1]	$(132)	$(144)	$95	$(682)
Consumers
Benefit obligation at beginning of period			$100	$85	$1,670	$1,585
Service cost			1	1	28	31
Interest cost			4	4	63	79
Plan amendments			-	-	(200)[2]	-
Actuarial (gain) loss			(8)	13	(424)	24
Benefits paid			(4)	(3)	(49)[3]	(49)[3]
Benefit obligation at end of period			$93	$100	$1,088	$1,670 [4]
Plan assets at fair value at beginning of period			$-	$-	$978	$861
Actual return on plan assets			-	-	141	101
Company contribution			4	3	71	64
Actual benefits paid			(4)	(3)	(49)[3]	(48)[3]
Plan assets at fair value at end of period			$-	$-	$1,141	$978
Funded status			$(93)	$(100)	$53	$(692)

1 At December 31, 2013, $86 million of the total funded status of the Pension Plan was attributable to Consumers based on an allocation of expenses.  At December 31, 2012, $590 million of the total funded status of the Pension Plan was attributable to Consumers based on an allocation of expenses.

2 Plan amendments resulted from changing the Medicare drug program provided through the OPEB Plan from an employer-sponsored prescription drug plan with a retiree drug subsidy to an EGWP to begin on January 1, 2015, and from certain benefit changes to the OPEB Plan, to begin on January 1, 2016.

3 CMS Energy received payments of $5 million in each of 2013, 2012, and 2011 for the Medicare Part D subsidies.  Consumers received payments of $4 million in 2013 and $5 million in each of 2012 and 2011 for the Medicare Part D subsidies.  The Medicare Part D subsidy payments are used to pay OPEB Plan benefits.

4 The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy, which is tax-exempt, to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D.  In 2010, the Health Care Acts repealed these tax-exempt deductions for years beginning after December 31, 2012.  The Medicare Part D subsidy annualized reduction in net OPEB cost for CMS Energy was $20 million for 2012 and $26 million for 2011.  Consumers’ Medicare Part D subsidy annualized reduction in net OPEB costs was $19 million for 2012 and $25 million for 2011.  The reduction for CMS Energy and Consumers included $7 million for 2012 and $9 million for 2011 in capitalized OPEB costs.

Presented in the following table is the classification of CMS Energy’s and Consumers’ retirement benefit plans’ assets (liabilities):

		In Millions
Years Ended December 31	2013	2012
CMS Energy, including Consumers
Current assets (liabilities)
DB SERP	$(8)	$(7)
Non-current assets (liabilities)
DB SERP	(124)	(137)
OPEB	95	(682)
Pension	(109)	(627)
Consumers
Current assets (liabilities)
DB SERP	$(5)	$(4)
Non-current assets (liabilities)
DB SERP	(88)	(96)
OPEB	53	(692)
Pension	(86)	(590)

Presented in the following table are the Pension Plan PBO, ABO, and fair value of plan assets:

		In Millions
Years Ended December 31	2013	2012
CMS Energy, including Consumers
Pension PBO	$2,073	$2,354
Pension ABO	1,843	2,054
Fair value of Pension Plan assets	1,964	1,727

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost:  Presented in the following table are the amounts recognized in regulatory assets, regulatory liabilities, and AOCI that have not been recognized as components of net periodic benefit cost.  For additional details on regulatory assets and liabilities, see Note 2, Regulatory Matters.

				In Millions
	Pension and DB SERP		OPEB
Years Ended December 31	2013	2012	2013	2012
CMS Energy, including Consumers
Regulatory assets (liabilities)
Net loss	$625	$1,095	$184	$704
Prior service cost (credit)	9	13	(282)	(112)
Regulatory assets (liabilities)	$634	$1,108	$(98)	$592
AOCI
Net loss (gain)	69	98	(26)	(7)
Prior service cost (credit)	-	-	(10)	(3)
Total amounts recognized in regulatory assets (liabilities) and AOCI	$703	$1,206	$(134)	$582
Consumers
Regulatory assets (liabilities)
Net loss	$625	$1,095	$184	$704
Prior service cost (credit)	9	13	(282)	(112)
Regulatory assets (liabilities)	$634	$1,108	$(98)	$592
AOCI
Net loss	25	38	-	-
Total amounts recognized in regulatory assets (liabilities) and AOCI	$659	$1,146	$(98)	$592

Plan Assets:  Presented in the following tables are the fair values of CMS Energy’s and Consumers’ Pension Plan and OPEB Plan assets, by asset category and by level within the fair value hierarchy.  For additional details regarding the fair value hierarchy, see Note 5, Fair Value Measurements.

						In Millions
	Pension Plan
	December 31, 2013			December 31, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Asset category
Cash and short-term investments	$109	$109	$-	$33	$33	$-
U.S. government and agencies securities	25	-	25	26	-	26
Corporate debt	188	-	188	277	-	277
State and municipal bonds	5	-	5	8	-	8
Foreign corporate bonds	20	-	20	27	-	27
Mutual funds	449	449	-	319	319	-
Pooled funds	1,168	-	1,168	1,037	-	1,037
Total	$1,964	$558	$1,406	$1,727	$352	$1,375

						In Millions
	OPEB Plan
	December 31, 2013			December 31, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Asset category
Cash and short-term investments	$44	$44	$-	$118	$118	$-
U.S. government and agencies securities	3	-	3	4	-	4
Corporate debt	26	-	26	38	-	38
State and municipal bonds	1	-	1	1	-	1
Foreign corporate bonds	3	-	3	4	-	4
Common stocks	71	71	-	75	75	-
Mutual funds	343	343	-	300	300	-
Pooled funds	727	-	727	507	-	507
Total	$1,218	$458	$760	$1,047	$493	$554
Consumers
Asset category
Cash and short-term investments	$41	$41	$-	$111	$111	$-
U.S. government and agencies securities	3	-	3	3	-	3
Corporate debt	25	-	25	35	-	35
State and municipal bonds	1	-	1	1	-	1
Foreign corporate bonds	3	-	3	3	-	3
Common stocks	66	66	-	70	70	-
Mutual funds	321	321	-	281	281	-
Pooled funds	681	-	681	474	-	474
Total	$1,141	$428	$713	$978	$462	$516

Cash and Short-term Investments:  Cash and short-term investments consist of money market funds with daily liquidity.

U.S. Government and Agencies Securities:  U.S. government and agencies securities consist of U.S. Treasury notes and other debt securities backed by the U.S. government and related agencies.  These securities were valued based on quoted market prices.

Corporate Debt:  At December 31, 2013, corporate debt investments in the Pension Plan and OPEB Plan comprised investment grade bonds of U.S. issuers from diverse industries.  At December 31, 2012, corporate debt investments in the Pension Plan and OPEB Plan comprised investment grade bonds (68 percent) and non-investment grade, high-yield bonds (32 percent) of U.S. issuers from diverse industries.  These securities are valued based on quoted market prices, when available, or yields presently available on comparable securities of issuers with similar credit ratings.

State and Municipal Bonds:  State and municipal bonds were valued using a matrix-pricing model that incorporates Level 2 market-based information.  The fair value of the bonds was derived from various observable inputs, including benchmark yields, reported securities trades, broker/dealer quotes, bond ratings, and general information on market movements for investment grade state and municipal securities normally considered by market participants when pricing such debt securities.

Foreign Corporate Bonds:  Foreign corporate debt securities were valued based on quoted market prices, when available, or on yields available on comparable securities of issuers with similar credit ratings.

Common Stocks:  Common stocks in the OPEB Plan consist of equity securities with low transaction costs that were actively managed and tracked by the S&P 500 Index.  These securities were valued at their quoted closing prices.

Mutual Funds:  Mutual funds represent shares in registered investment companies that are priced based on the daily quoted NAVs that are publicly available and are the basis for transactions to buy or sell shares in the funds.

Pooled Funds:  Pooled funds in the Pension Plan and OPEB Plan include both common and collective trust funds as well as special funds that contain only employee benefit plan assets from two or more unrelated benefit plans.  At December 31, 2013, these funds comprised investments in U.S. equity securities (Pension: 61 percent; OPEB: 60 percent), foreign equity securities (Pension: 28 percent; OPEB: 20 percent), foreign fixed-income securities (Pension: three percent; OPEB: four percent), U.S. fixed-income securities (Pension: four percent; OPEB: 14 percent), and alternative investments (Pension: four percent; OPEB: two percent).

At December 31, 2012, these funds comprised investments in U.S. equity securities (Pension: 51 percent; OPEB: 65 percent), foreign equity securities (Pension: 26 percent; OPEB: 21 percent), foreign fixed-income securities (Pension: 14 percent; OPEB: nine percent), U.S. fixed-income securities (Pension: four percent; OPEB: three percent), and alternative investments (Pension: five percent; OPEB: two percent).  These investments were valued at the quoted NAV provided by the fund managers that is the basis for transactions to buy or sell shares in the funds.

Presented in the following table are the contributions to CMS Energy’s and Consumers’ OPEB Plan and Pension Plan:

		In Millions
Years Ended December 31	2013	2012
CMS Energy, including Consumers
OPEB[1]
VEBA trust	$55	$45
401(h) component	17	20
	$72	$65
Pension[2]	$150	$-
Consumers
OPEB[1]
VEBA trust	$55	$45
401(h) component	16	19
	$71	$64
Pension[2]	$147	$-

1 CMS Energy, including Consumers, plans to contribute $75 million to the OPEB Plan in 2014, of which Consumers plans to contribute $74 million.

2 CMS Energy, including Consumers, does not presently plan to contribute to the Pension Plan in 2014.

Contributions include required and discretionary amounts.  Actual future contributions will depend on future investment performance, changes in discount rates, and various factors related to the populations participating in the plans.

In 2011, CMS Energy reached its target asset allocation for Pension Plan assets of 50 percent equity, 30 percent fixed income, and 20 percent alternative-strategy investments.  This target asset allocation is expected to continue to maximize the long-term return on plan assets, while maintaining a prudent level of risk.  The level of acceptable risk is a function of the liabilities of the plan.  Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P MidCap and SmallCap Indexes and Foreign Equity Funds.  Fixed-income investments are diversified across investment grade instruments of government and corporate issuers as well as high-yield and global bond funds.  Alternative strategies are diversified across absolute return investment approaches and global tactical asset allocation.  CMS Energy and Consumers use annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.

CMS Energy and Consumers established union and non-union VEBA trusts to fund their future retiree health and life insurance benefits.  These trusts are funded through the ratemaking process for Consumers and through direct contributions from the non-utility subsidiaries.  In 2012, CMS Energy and Consumers adjusted their target asset allocation to 50 percent equity, 20 percent fixed income, and 30 percent alternative-strategy investments.  This target allocation is expected to continue to maximize the long-term return on plan assets, while maintaining a prudent level of risk.  The level of acceptable risk is a function of the liabilities of the plan.  Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P SmallCap Index and Foreign Equity Funds.  Fixed-income investments are diversified across investment grade instruments of government and corporate issuers.  Alternative strategies are diversified across absolute return investment approaches and global tactical asset allocation.  CMS Energy and Consumers use annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.

Benefit Payments:  Presented in the following table are the expected benefit payments for each of the next five years and the five-year period thereafter:

			In Millions
	Pension	DB SERP	OPEB	[1]
CMS Energy, including Consumers
2014	$119	$8	$58
2015	127	8	59
2016	134	8	61
2017	139	8	64
2018	144	8	66
2019-2023	760	48	364
Consumers
2014	$116	$4	$56
2015	124	5	57
2016	131	5	59
2017	136	5	61
2018	140	5	64
2019-2023	740	27	349

1 CMS Energy’s and Consumers’ OPEB benefit payments are net of employee contributions and expected Medicare Part D subsidy payments for 2014.  CMS Energy and Consumers plan to change the Medicare drug program provided through the OPEB Plan from an employer-sponsored drug plan to an EGWP to begin on January 1, 2015; therefore, no Medicare Part D subsidy is expected after 2014.  For CMS Energy, subsidies to be received are estimated to be $6 million for 2014.  For Consumers, subsidies to be received are estimated to be $5 million for 2014.

Collective Bargaining Agreements:  At December 31, 2013, unions represented 43 percent of CMS Energy’s employees and 45 percent of Consumers’ employees.  The UWUA represents Consumers’ operating, maintenance, construction, and call center employees.  The USW represents Zeeland employees.  Union contracts expire in 2015.

12:      STOCK-BASED COMPENSATION

CMS Energy and Consumers provide a PISP to key employees and non-employee directors based on their contributions to the successful management of the company.  The PISP has a five-year term, expiring in May 2014.

All grants under the PISP for 2013, 2012, and 2011 were in the form of TSR restricted stock and time-lapse restricted stock.  Of the restricted stock awards granted to officers in 2013 and 2012, 75 percent were TSR restricted stock and 25 percent were time-lapse restricted stock.  Restricted stock award recipients receive shares of CMS Energy common stock that have dividend and voting rights.  In lieu of cash dividend payments, however, the TSR restricted stock shares receive additional restricted shares equal to the value of the dividend.  These additional restricted shares are subject to the same vesting conditions as the underlying restricted stock shares.

TSR restricted stock vesting is contingent on meeting a three-year service requirement and a specific market condition.  The market condition is based entirely on a comparison of CMS Energy’s TSR with the median TSR of a peer group over the same three-year period.  Depending on the outcome of the market condition, a recipient may earn a total award ranging from zero to 200 percent of the initial grant.  Time-lapse restricted stock vests after a service period of three years.

All restricted stock awards vest fully upon death.  Upon a change of control of CMS Energy or termination under an officer separation agreement, restricted stock awards will vest in accordance with specific officer agreements.  For restricted stock award recipients who terminate employment due to retirement or disability, a pro-rata portion of the award equal to the portion of the service period served between the award grant date and the employee’s termination date will vest upon termination with any TSR award also contingent upon the outcome of the market condition.  The remaining portion of the award will be forfeited.  Restricted shares are forfeited fully if employment terminates for any other reason or if the minimum service requirements are not met or waived.

The PISP also allows for stock options, stock appreciation rights, phantom shares, performance units, and incentive options, none of which was granted in 2013, 2012, or 2011.

Shares awarded or subject to stock options, phantom shares, or performance units may not exceed 6 million shares from June 2009 through May 2014, nor may such awards to any recipient exceed 500,000 shares in any fiscal year.  CMS Energy and Consumers may issue awards of up to 2,068,751 shares of common stock under the PISP at December 31, 2013.  Shares for which payment or exercise is in cash, as well as shares or stock options forfeited for any reason other than failure to meet a market condition, may be awarded or granted again under the PISP.

Presented in the following table is restricted stock activity under the PISP:

Year Ended December 31, 2013	Number of Shares	Weighted-Average Grant Date Fair Value per Share
CMS Energy, including Consumers
Nonvested at beginning of period	1,654,776	$19.15
Granted[1]	920,587	16.65
Vested	(927,164)	10.85
Forfeited	(22,343)	22.33
Nonvested at end of period	1,625,856	$22.42
Consumers
Nonvested at beginning of period	1,547,123	$19.22
Granted[1]	879,150	16.76
Vested	(841,728)	10.84
Forfeited	(22,343)	22.33
Nonvested at end of period	1,562,202	$22.31

1 During 2013, CMS Energy granted 326,518 TSR shares, 271,250 time-lapse shares, 45,486 shares from dividends paid on TSR shares, and 277,333 shares granted as a result of the outcome of the TSR awards’ market condition.  During 2013, Consumers granted 310,454 TSR shares, 264,283 time-lapse shares, 43,450 shares from dividends paid on TSR shares, and 260,963 shares granted as a result of the outcome of the TSR awards’ market condition.

CMS Energy and Consumers charge the fair value of the awards to expense over the required service period.  TSR restricted stock awards have graded vesting features for retirement-eligible employees, and CMS Energy and Consumers recognize expense for those awards on a graded vesting schedule over the required service period.  Expense for TSR restricted stock awards for non-retirement-eligible employees and time-lapse awards is recognized on a straight-line basis over the required service period.

The fair value of time-lapse restricted stock is based on the price of CMS Energy’s common stock on the grant date.  The fair value of TSR restricted stock awards is calculated on the grant date using a Monte Carlo simulation.  CMS Energy and Consumers base expected volatilities on the historical volatility of the price of CMS Energy common stock.  The risk-free rate for valuation of the TSR restricted stock awards was based on the three-year U.S. Treasury yield at the award grant date.

Presented in the following table are the significant assumptions used to estimate the fair value of the TSR restricted stock awards:

	2013	2012	2011
Expected volatility	17.4%	20.3%	29.6%
Expected dividend yield	3.9	4.1	4.6
Risk-free rate	0.4	0.3	1.0

Presented in the following table is the weighted-average grant-date fair value of all awards under the PISP:

Years Ended December 31	2013	2012	2011
CMS Energy, including Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$16.65	$12.32	$13.89
Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$16.76	$12.28	$14.17

Presented in the following table are amounts related to all restricted stock awards:

			In Millions
Years Ended December 31	2013	2012	2011
CMS Energy, including Consumers
Fair value of shares that vested during the year	$10	$10	$7
Compensation expense recognized	14	12	10
Income tax benefit recognized	5	5	4
Consumers
Fair value of shares that vested during the year	$9	$8	$7
Compensation expense recognized	14	11	10
Income tax benefit recognized	5	4	4

At December 31, 2013, $10 million of total unrecognized compensation cost was related to restricted stock for CMS Energy, including Consumers, and $10 million of total unrecognized compensation cost was related to restricted stock for Consumers.  CMS Energy and Consumers expect to recognize this cost over a weighted-average period of 1.8 years.

Since CMS Energy has utilized tax loss carryforwards, CMS Energy was unable to realize excess tax benefits upon vesting of restricted stock.  Therefore, CMS Energy did not recognize the related excess tax benefits in equity.  As of December 31, 2013, CMS Energy has $58 million of unrealized excess tax benefits.

13:      INCOME TAXES

CMS Energy and its subsidiaries file a consolidated U.S. federal income tax return and a unitary Michigan income tax return.  Income taxes are allocated based on each company’s separate taxable income in accordance with the CMS Energy tax sharing agreement.

Presented in the following table is the difference between actual income tax expense on continuing operations, excluding noncontrolling interests, and income tax expense computed by applying the statutory U.S. federal income tax rate:

	In Millions, Except Tax Rate
Years Ended December 31	2013	2012	2011
CMS Energy, including Consumers
Income from continuing operations before income taxes	$754	$620	$604

Income tax expense at statutory rate	264	217	211
Increase (decrease) in income taxes from:
MCIT law change, net of federal effect[1]	-	-	(32)
State and local income taxes, net of federal effect	37	27	21
Other, net	1	1	(9)
Income tax expense	$302	$245	$191
Effective tax rate	40.1%	39.5%	31.6%
Consumers
Income from continuing operations before income taxes	$880	$736	$734

Income tax expense at statutory rate	308	258	257
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	43	36	24
Other, net	(5)	3	(14)
Income tax expense	$346	$297	$267
Effective tax rate	39.3%	40.4%	36.4%

1 For the year ended December 31, 2011, CMS Energy and Consumers remeasured their Michigan deferred income tax assets and liabilities due to the enactment in May 2011 of the MCIT, which became effective January 1, 2012.  The MCIT, a simplified six percent corporate income tax, replaced the MBT, a complex multi-part tax.  CMS Energy recognized a one-time non-cash deferred tax benefit of $32 million as a result of this remeasurement.  Consumers recognized a $128 million regulatory asset (not including the effects of income tax gross-ups) related to this change in tax law.

Presented in the following table are the significant components of income tax expense on continuing operations:

		In Millions
Years Ended December 31	2013	2012	2011
CMS Energy, including Consumers
Current income taxes
Federal	$-	$1	$2
State and local	34	21	24
	$34	$22	$26
Deferred income taxes
Federal	$248	$205	$207
State and local	23	21	11
MCIT law change	-	-	(49)
	$271	$226	$169
Deferred income tax credit	(3)	(3)	(4)
Tax expense	$302	$245	$191
Consumers
Current income taxes
Federal	$137	$110	$74
State and local	45	37	32
	$182	$147	$106
Deferred income taxes
Federal	$147	$134	$159
State and local	20	19	6
	$167	$153	$165
Deferred income tax credit	(3)	(3)	(4)
Tax expense	$346	$297	$267

Presented in the following table are the principal components of deferred income tax assets (liabilities) recognized:

		In Millions
December 31	2013	2012
CMS Energy, including Consumers
Employee benefits	$(99)	$3
Gas inventory	(130)	(147)
Plant, property, and equipment	(1,856)	(1,783)
Net regulatory tax liability	86	131
Reserves and accruals	57	71
Securitized costs	(190)	(73)
Tax loss and credit carryforwards	629	733
Other	15	(15)
	$(1,488)	$(1,080)
Less valuation allowance	(2)	(3)
Total net deferred income tax liabilities	$(1,490)	$(1,083)
Deferred tax assets, net of valuation reserves	$785	$935
Deferred tax liabilities	(2,275)	(2,018)
Total net deferred income tax liabilities	$(1,490)	$(1,083)
Consumers
Employee benefits	$(119)	$(36)
Gas inventory	(130)	(147)
Plant, property, and equipment	(1,911)	(1,848)
Net regulatory tax liability	86	131
Reserves and accruals	31	41
Securitized costs	(190)	(73)
Tax loss and credit carryforwards	48	61
Other	16	(13)
	$(2,169)	$(1,884)
Less valuation allowance	(1)	(1)
Total net deferred income tax liabilities	$(2,170)	$(1,885)
Deferred tax assets, net of valuation reserves	$180	$232
Deferred tax liabilities	(2,350)	(2,117)
Total net deferred income tax liabilities	$(2,170)	$(1,885)

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts on CMS Energy’s and Consumers’ consolidated financial statements.  Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related assets or liabilities.  Deferred tax assets and liabilities not related to assets or liabilities are classified according to the expected reversal date of the temporary differences.

Presented in the following table are the tax loss and credit carryforwards at December 31, 2013:

			In Millions
	Gross Amount	Tax Attribute	Expiration
CMS Energy, including Consumers
Federal net operating loss carryforward	$900	$315	2026 – 2031
Local net operating loss carryforwards	420	4	2023 – 2031
State capital loss carryforward	18	1	2014
Alternative minimum tax credits	270	270	No expiration
Charitable contribution carryover	5	2	2016
General business credits	37	37	2018 – 2033
Total tax attributes		$629
Consumers
Federal net operating loss carryforward	$129	$45	2026 – 2031
State capital loss carryforward	10	1	2014
Charitable contribution carryover	5	2	2016
Total tax attributes		$48

CMS Energy has provided a valuation allowance of $1 million for the local tax loss carryforward, and a valuation allowance of $1 million for the state capital loss carryforward.  Consumers has provided a valuation allowance of $1 million for the state capital loss carryforward.  CMS Energy and Consumers expect to utilize fully tax loss and credit carryforwards for which no valuation has been provided.  It is reasonably possible that further adjustments will be made to the valuation allowances within one year.

Presented in the following table is a reconciliation of the beginning and ending amount of uncertain tax benefits:

		In Millions
Years Ended December 31	2013	2012	2011
CMS Energy, including Consumers
Balance at beginning of period	$1	$4	$4
Reductions for prior-year tax positions	-	(4)	(1)
Additions for prior-year tax positions	3	1	1
Balance at end of period	$4	$1	$4
Consumers
Balance at beginning of period	$1	$4	$3
Reductions for prior-year tax positions	-	(4)	-
Additions for prior-year tax positions	3	1	1
Balance at end of period	$4	$1	$4

CMS Energy, including Consumers, had uncertain tax benefits of $4 million at December 31, 2013, $1 million at December 31, 2012 and $4 million at December 31, 2011 that, if recognized, would affect the annual effective tax rate in future years.  Consumers had uncertain tax benefits of $4 million at December 31, 2013, $1 million at December 31, 2012, and $4 million at December 31, 2011 that, if recognized, would affect the annual effective tax rate in future years.

CMS Energy and Consumers recognize accrued interest and penalties, where applicable, as part of income tax expense.  CMS Energy, including Consumers, recognized no interest for the years ended December 31, 2013, 2012, or 2011.

In May 2012, the IRS completed its audit of CMS Energy and its subsidiaries for 2008 and 2009, as well as its audit of research and development tax credit claims for 2001 through 2009.  The audits resulted in a

$45 million increase in the net operating loss carryforward.  The impact to net income as a result of the completion of the audits was a decrease of $1 million.

CMS Energy’s federal income tax returns for 2010 and subsequent years remain subject to examination by the IRS.  CMS Energy’s MCIT and MBT returns for 2008 and subsequent years remain subject to examination by the State of Michigan.

The amount of income taxes paid is subject to ongoing audits by federal, state, local, and foreign tax authorities, which can result in proposed assessments.  CMS Energy’s and Consumers’ estimate of the potential outcome for any uncertain tax issue is highly judgmental.  CMS Energy and Consumers believe that their accrued tax liabilities at December 31, 2013 were adequate for all years.

14:      EARNINGS PER SHARE – CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
Years Ended December 31	2013	2012	2011
Income available to common stockholders
Income from continuing operations	$454	$377	$415
Less income attributable to noncontrolling interests	2	2	2
Income from continuing operations available to common stockholders – basic and diluted	$452	$375	$413
Average common shares outstanding
Weighted-average shares – basic	264.5	260.7	250.8
Add dilutive contingently convertible securities	6.4	6.8	12.2
Add dilutive non-vested stock awards and options	1.0	1.1	0.4
Weighted-average shares – diluted	271.9	268.6	263.4
Income from continuing operations per average common share available to common stockholders
Basic	$1.71	$1.43	$1.65
Diluted	1.66	1.39	1.57

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

15:      OTHER INCOME AND OTHER EXPENSE

Presented in the following tables are the components of other income and other expense at CMS Energy and Consumers:

		In Millions
Years Ended December 31	2013	2012	2011
Other income
CMS Energy, including Consumers
Regulatory return on capital expenditures	$-	$1	$-
Return on stranded costs	-	1	3
Fee income	7	7	8
All other	3	2	5
Total other income	$10	$11	$16
Consumers
Regulatory return on capital expenditures	$-	$1	$-
Gain on CMS Energy common stock	4	5	4
Return on stranded costs	-	1	3
Fee income	7	7	8
All other	3	2	4
Total other income	$14	$16	$19

		In Millions
Years Ended December 31	2013	2012	2011
Other expense
CMS Energy, including Consumers
Loss on reacquired and extinguished debt	$(4)	$-	$(1)
Donations	(4)	(11)	(11)
Civic and political expenditures	(5)	(17)	(3)
All other	(7)	(5)	(7)
Total other expense	$(20)	$(33)	$(22)
Consumers
Donations	$(4)	$(11)	$(11)
Civic and political expenditures	(5)	(17)	(3)
All other	(7)	(5)	(6)
Total other expense	$(16)	$(33)	$(20)

16:      REPORTABLE SEGMENTS

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

Accounting policies for CMS Energy’s and Consumers’ segments are as described in Note 1, Significant Accounting Policies.  The consolidated financial statements reflect the assets, liabilities, revenues, and expenses of the individual segments when appropriate.  Accounts are allocated among the segments when common accounts are attributable to more than one segment.  The allocations are based on certain measures of business activities, such as revenue, labor dollars, customers, other operation and maintenance expense, construction expense, leased property, taxes, or functional surveys.  For example, customer receivables are allocated based on revenue, and pension provisions are allocated based on labor dollars.

Inter-segment sales and transfers are accounted for at current market prices and are eliminated in consolidated net income available to common stockholders by segment.

Presented in the following tables is financial information by reportable segment:

		In Millions
Years Ended December 31	2013	2012	2011
CMS Energy, including Consumers
Operating revenue
Electric utility	$4,173	$4,031	$3,913
Gas utility	2,148	1,982	2,340
Enterprises	181	183	204
Other	64	57	46
Total operating revenue – CMS Energy	$6,566	$6,253	$6,503
Consumers
Operating revenue
Electric utility	$4,173	$4,031	$3,913
Gas utility	2,148	1,982	2,340
Total operating revenue – Consumers	$6,321	$6,013	$6,253
CMS Energy, including Consumers
Depreciation and amortization
Electric utility	$484	$459	$412
Gas utility	138	133	130
Enterprises	3	4	3
Other	3	2	1
Total depreciation and amortization – CMS Energy	$628	$598	$546
Consumers
Depreciation and amortization
Electric utility	$484	$459	$412
Gas utility	138	133	130
Total depreciation and amortization – Consumers	$622	$592	$542
CMS Energy, including Consumers
Income from equity method investees[1]
Enterprises	$13	$17	$9
Total income from equity method investees – CMS Energy	$13	$17	$9
CMS Energy, including Consumers
Interest charges
Electric utility	$179	$179	$192
Gas utility	64	63	71
Other	155	147	152
Total interest charges – CMS Energy	$398	$389	$415
Consumers
Interest charges
Electric utility	$179	$179	$192
Gas utility	64	63	71
Other	2	2	2
Total interest charges – Consumers	$245	$244	$265

		In Millions
Years Ended December 31	2013	2012	2011
CMS Energy, including Consumers
Income tax expense (benefit)
Electric utility	$242	$227	$190
Gas utility	104	70	77
Enterprises	(4)	(1)	(24)
Other	(40)	(51)	(52)
Total income tax expense – CMS Energy	$302	$245	$191
Consumers
Income tax expense
Electric utility	$242	$227	$190
Gas utility	104	70	77
Total income tax expense – Consumers	$346	$297	$267
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$363	$325	$333
Gas utility	168	110	130
Enterprises	2	16	32
Other	(81)	(69)	(80)
Total net income available to common stockholders – CMS Energy	$452	$382	$415
Consumers
Net income available to common stockholder
Electric utility	$363	$325	$333
Gas utility	168	110	130
Other	1	2	2
Total net income available to common stockholder – Consumers	$532	$437	$465
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility	$11,186	$11,041	$10,400
Gas utility	4,843	4,400	4,206
Enterprises	115	113	109
Other	40	38	36
Total plant, property, and equipment – CMS Energy	$16,184	$15,592	$14,751
Consumers
Plant, property, and equipment, gross
Electric utility	$11,186	$11,041	$10,400
Gas utility	4,843	4,400	4,206
Other	15	15	15
Total plant, property, and equipment – Consumers	$16,044	$15,456	$14,621
CMS Energy, including Consumers
Investments in equity method investees[1]
Enterprises	$57	$55	$49
Other	2	2	1
Total investments in equity method investees – CMS Energy	$59	$57	$50

		In Millions
Years Ended December 31	2013	2012	2011
CMS Energy, including Consumers
Total assets
Electric utility[2]	$10,487	$10,423	$9,938
Gas utility[2]	4,784	5,016	4,956
Enterprises	332	181	242
Other	1,813	1,511	1,316
Total assets – CMS Energy	$17,416	$17,131	$16,452
Consumers
Total assets
Electric utility[2]	$10,487	$10,423	$9,938
Gas utility[2]	4,784	5,016	4,956
Other	908	836	768
Total assets – Consumers	$16,179	$16,275	$15,662
CMS Energy, including Consumers
Capital expenditures[3]
Electric utility	$996	$921	$661
Gas utility	407	340	261
Enterprises	1	1	5
Other	4	4	1
Total capital expenditures – CMS Energy	$1,408	$1,266	$928
Consumers
Capital expenditures[3]
Electric utility	$996	$921	$661
Gas utility	407	340	261
Total capital expenditures – Consumers	$1,403	$1,261	$922

1   Consumers had no significant equity method investments.

2   Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

3   Amounts include purchase of capital lease additions.  Amounts also include a portion of Consumers’ capital expenditures for plant and equipment attributable to both the electric and gas utility businesses.

17:      RELATED-PARTY TRANSACTIONS – CONSUMERS

Consumers enters into a number of significant transactions with related parties.  These transactions include:

•                 purchase and sale of electricity from and to affiliates of CMS Enterprises;

•                 payment of parent company overhead costs to CMS Energy; and

•                 investment in CMS Energy common stock.

Transactions involving power supply purchases from certain affiliates of CMS Enterprises are based on avoided costs under the Public Utility Regulatory Policies Act of 1978, state law, and competitive bidding.  The payment of parent company overhead costs is based on the use of accepted industry allocation methodologies.  These payments are for costs that occur in the normal course of business.

Presented in the following table are Consumers’ recorded income and expense from related parties as of December 31:

			In Millions
Description	Related Party	2013	2012	2011
Purchases of capacity and energy	Affiliates of CMS Enterprises	$ 89	$ 86	$ 81

Amounts payable to related parties for purchased power and other services were $13 million at December 31, 2013 and $11 million at December 31, 2012.

Consumers owned 1.1 million shares of CMS Energy common stock with a fair value of $29 million at December 31, 2013.  For additional details on Consumers’ investment in CMS Energy common stock, see Note 6, Financial Instruments.

In January 2014, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $300 million.  At December 31, 2013, there were no outstanding loans under the prior agreement.

18:      VARIABLE INTEREST ENTITIES

Variable interests are contractual, ownership, or other interests in an entity that change as the fair value of the VIE’s net assets, excluding variable interests, changes.  An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest.

Entities that are VIEs must be consolidated if the reporting entity determines that it has a controlling financial interest.  The entity that is required to consolidate the VIE is called the primary beneficiary.  The primary beneficiary is the entity that has both (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE.

CMS Energy has variable interests in T.E.S. Filer City, Grayling, and Genesee.  CMS Energy is not the primary beneficiary of any of these partnerships because power is shared among unrelated parties, and no one party has the power to direct activities, such as operations and maintenance, plant dispatch, and fuel strategy, that most significantly impact the entities’ economic performance.  The partners must agree on all major decisions for each of the partnerships.

Presented in the following table is information about these partnerships:

Name (Ownership Interest)	Nature of the Entity	Financing of Partnership
T.E.S. Filer City (50%)	Coal-fueled power generator	Non-recourse long-term debt that matured in December 2007.

Grayling (50%)	Wood waste-fueled power generator	Sale of revenue bonds that were retired in March 2012.

Genesee (50%)	Wood waste-fueled power generator	Sale of revenue bonds that mature in 2021 and bear interest at fixed rates. The debt is non-recourse to the partners and secured by a CMS Energy guarantee capped at $3 million annually.

CMS Energy has operating and management contracts with Grayling and Genesee, and Consumers is the primary purchaser of power from each partnership through long-term PPAs.  Consumers also has reduced dispatch agreements with Grayling and Genesee, which allow these facilities to be dispatched based on the market price of wood waste.  This results in fuel cost savings that each partnership shares with Consumers’ customers.

CMS Energy’s investment in these partnerships is included in investments on its consolidated balance sheets in the amount of $56 million as of December 31, 2013 and $56 million as of December 31, 2012.  The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers, except through a guarantee provided by CMS Energy of $3 million annually.  CMS Energy has deferred collections on certain receivables owed by Genesee.  CMS Energy’s maximum exposure to loss from these receivables is $7 million.  Consumers has not provided any financial or other support during the periods presented that was not previously contractually required.

19:      ASSET SALES AND DISCONTINUED OPERATIONS

ASSET SALES

The impacts of asset sales are included in income from discontinued operations on CMS Energy’s consolidated statements of income.  CMS Energy had no significant asset sales during the years ended December 31, 2013 or 2012.  In 2011, CMS Energy sold its interest in Exeter Energy Limited Partnership, which had been written down to fair value in 2010.  Consumers had no significant asset sales during the years ended December 31, 2013, 2012, or 2011.

DISCONTINUED OPERATIONS

CMS Energy included the following amounts in income from discontinued operations:

	In Millions
Years Ended December 31	2012		2011
Discontinued operations
Pretax income from discontinued operations	$ 11		$ 2
Income tax expense	4		-
Income from discontinued operations, net of tax expense	$ 7	[1]	$ 2	[2]

1   Includes an $11 million ($7 million net of tax) reversal of a loss on disposal due to the elimination of a liability associated with the 2003 sale of Panhandle.

2   Includes an operating gain of $3 million related to a litigation settlement at CMS Viron.

Discontinued operations include a provision for closing costs and a portion of CMS Energy’s parent company interest expense.  CMS Energy allocated no interest expense in 2013 or 2012 and allocated less than $1 million of interest expense in 2011.  CMS Energy allocates its interest expense by applying its total interest expense to the net carrying amount of the asset sold divided by CMS Energy’s total capitalization.

20:      QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION (UNAUDITED)

	In Millions, Except Per Share Amounts and Stock Prices
	2013
Quarters Ended	March 31	June 30	Sept 30	Dec 31
CMS Energy, including Consumers
Operating revenue	$ 1,979	$ 1,406	$ 1,445	$ 1,736
Operating income	329	232	317	264
Income from continuing operations	144	81	127	102
Net income	144	81	127	102
Income attributable to noncontrolling interests	-	1	1	-
Net income available to common stockholders	144	80	126	102
Earnings from continuing operations per average common share-basic[1]	0.55	0.30	0.48	0.38
Earnings from continuing operations per average common share-diluted[1]	0.53	0.29	0.46	0.37
Basic earnings per average common share[1]	0.55	0.30	0.48	0.38
Diluted earnings per average common share[1]	0.53	0.29	0.46	0.37
Common stock prices[2]
High	27.94	29.94	28.52	28.05
Low	24.76	25.95	25.86	25.90
Consumers
Operating revenue	$ 1,919	$ 1,342	$ 1,386	$ 1,674
Operating income	319	227	314	258
Net income	162	100	153	119
Preferred stock dividends and distribution	-	1	1	-
Net income available to common stockholder	162	99	152	119

	In Millions, Except Per Share Amounts and Stock Prices
	2012
Quarters Ended	March 31	June 30	Sept 30	Dec 31
CMS Energy, including Consumers
Operating revenue	$ 1,743	$ 1,333	$ 1,507	$ 1,670
Operating income	188	260	343	212
Income from continuing operations	60	101	149	67
Income from discontinued operations	7	-	-	-
Net income	67	101	149	67
Income attributable to noncontrolling interests	-	1	1	-
Net income available to common stockholders	67	100	148	67
Earnings from continuing operations per average common share-basic[1]	0.23	0.38	0.56	0.26
Earnings from continuing operations per average common share-diluted[1]	0.22	0.37	0.55	0.25
Basic earnings per average common share[1]	0.26	0.38	0.56	0.26
Diluted earnings per average common share[1]	0.25	0.37	0.55	0.25
Common stock prices[2]
High	22.31	23.87	24.81	24.70
Low	21.33	21.52	22.70	22.79
Consumers
Operating revenue	$ 1,675	$ 1,282	$ 1,448	$ 1,608
Operating income	183	260	334	207
Net income	76	122	163	78
Preferred stock dividends	-	1	1	-
Net income available to common stockholder	76	121	162	78

1   The sum of the quarters may not equal annual EPS due to changes in the number of shares outstanding.

2   Based on New York Stock Exchange composite transactions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CMS Energy Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in equity present fairly, in all material respects, the financial position of CMS Energy Corporation and its subsidiaries at December 31, 2013 and December 31, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2)  present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

February 6, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Consumers Energy Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in equity present fairly, in all material respects, the financial position of Consumers Energy Company and its subsidiaries at December 31, 2013 and December 31, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

February 6, 2014

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

CMS ENERGY

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:  Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, CMS Energy’s CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting:  CMS Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  CMS Energy’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that:

•                 pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of CMS Energy;

•                 provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of CMS Energy are being made only in accordance with authorizations of management and directors of CMS Energy; and

•                 provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of CMS Energy’s assets that could have a material effect on its financial statements.

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

Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013.  In making this evaluation, management used the criteria set forth in the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, CMS Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2013.  The effectiveness of CMS Energy’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting:  There have been no changes in CMS Energy’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

CONSUMERS

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:  Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, Consumers’ CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting:  Consumers’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Consumers’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that:

•                 pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Consumers;

•                 provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Consumers are being made only in accordance with authorizations of management and directors of Consumers; and

•                 provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Consumers’ assets that could have a material effect on its financial statements.

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

Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013.  In making this evaluation, management used the criteria set forth in the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, Consumers’ management concluded that its internal control over financial reporting was effective as of December 31, 2013.  The effectiveness of Consumers’ internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

CMS ENERGY

Information that is required in Item 10 regarding executive officers is included in the Item 1. Business, CMS Energy Executive Officers section, which is incorporated by reference herein.

Information that is required in Item 10 regarding directors, executive officers, and corporate governance is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein.

Code of Ethics

CMS Energy adopted a code of ethics that applies to its CEO, CFO, and CAO, as well as all other officers and employees of CMS Energy and its affiliates, including Consumers.  This code of ethics, entitled “Code of Conduct and Guide to Ethical Business Behavior 2014,” is posted on CMS Energy’s website at www.cmsenergy.com, under “Compliance and Ethics.”  CMS Energy’s Code of Conduct and Guide to Ethical Business Behavior 2014 is administered by the Chief Compliance Officer of CMS Energy, who reports directly to the Audit Committee of the Board of Directors of CMS Energy.  Any amendment to, or waiver of, a provision of CMS Energy’s code of ethics that applies to CMS Energy’s CEO, CFO, CAO, or persons performing similar functions will be disclosed on CMS Energy’s website at www.cmsenergy.com under “Compliance and Ethics.”

CMS Energy has also adopted a code of conduct that applies to its directors, entitled “Board of Directors Code of Conduct.”  This Board of Directors Code of Conduct can also be found on CMS Energy’s website at www.cmsenergy.com, under “Compliance and Ethics.”  CMS Energy’s Board of Directors Code of Conduct is administered by the Audit Committee of the Board of Directors of CMS Energy.  Any alleged violation of this Board of Directors Code of Conduct by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of CMS Energy, or if none, by disinterested members of the entire Board of Directors of CMS Energy.

CONSUMERS

Information that is required in Item 10 regarding executive officers is included in the Item 1. Business, Consumers Executive Officers section, which is incorporated by reference herein.

Information that is required in Item 10 regarding Consumers’ directors, executive officers, and corporate governance is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein.

Code of Ethics

Consumers adopted a code of ethics that applies to its CEO, CFO, and CAO, as well as all other officers and employees of Consumers and its affiliates.  This code of ethics, entitled “Code of Conduct and Guide to Ethical Business Behavior 2014,” is posted on Consumers’ website at www.consumersenergy.com, under “Our Company,” “Compliance and Ethics.”  Consumers’ Code of Conduct and Guide to Ethical Business Behavior 2014 is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers.  Any amendment to, or waiver of, a provision of Consumers’ code of ethics that applies to Consumers’  CEO, CFO, CAO, or persons performing similar functions will be disclosed on Consumers’ website at www.consumersenergy.com under “Our Company,” “Compliance and Ethics.”

Consumers has also adopted a code of conduct that applies to its directors, entitled “Board of Directors Code of Conduct.”  This Board of Directors Code of Conduct can also be found on Consumers’ website at www.consumersenergy.com, under “Our Company,” “Compliance and Ethics.”  Consumers’ Board of Directors Code of Conduct is administered by the Audit Committee of the Board of Directors of Consumers.  Any alleged violation of this Board of Directors Code of Conduct by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of Consumers, or if none, by disinterested members of the entire Board of Directors of Consumers.

ITEM 11. EXECUTIVE COMPENSATION

Information that is required in Item 11 regarding executive compensation of CMS Energy’s and Consumers’ executive officers is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information that is required in Item 12 regarding securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management of CMS Energy and Consumers is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information that is required in Item 13 regarding certain relationships and related transactions, and director independence regarding CMS Energy and Consumers is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information that is required in Item 14 regarding principal accountant fees and services relating to CMS Energy and Consumers is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein.

(This page intentionally left blank)

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)            Financial Statements and Reports of Independent Public Accountants for CMS Energy and Consumers are included in Item 8. Financial Statements and Supplementary Data and are incorporated by reference herein.

(a)(2)             Index to Financial Statement Schedules.

		Page
Schedule I	Condensed Financial Information of Registrant CMS Energy – Parent Company
	Condensed Statements of Income	168
	Condensed Statements of Cash Flows	169
	Condensed Balance Sheets	170
	Notes to the Condensed Financial Statements	172

Schedule II	Valuation and Qualifying Accounts and Reserves
	CMS Energy	173
	Consumers	173

Report of Independent Registered Public Accounting Firm
	CMS Energy	160
	Consumers	161

Schedules other than those listed above are omitted because they are either not required, not applicable, or the required information is shown in the financial statements or notes thereto.  Columns omitted from schedules filed have been omitted because the information is not applicable.

(a)(3) and (b)              See CMS Energy’s and Consumers’ Exhibit Index included as the last part of this report, which is incorporated herein by reference.

CMS ENERGY CORPORATION

Schedule I – Condensed Financial Information of Registrant

CMS Energy – Parent Company

Condensed Statements of Income

	In Millions
Years Ended December 31	2013	2012	2011

Operating Expenses
Other operating expenses	$(6)	$(8)	$(9)
General taxes	-	-	6
Total operating expenses	(6)	(8)	(3)

Operating Loss	(6)	(8)	(3)

Other Income (Expense)
Equity earnings of subsidiaries	566	477	510
Interest income	1	1	1
Other expense	(8)	(5)	(5)
Total other income	559	473	506

Interest Charges
Interest on long-term debt	148	140	143
Intercompany interest expense and other	3	5	6
Total interest charges	151	145	149

Income Before Income Taxes	402	320	354
Income Tax Benefit	(50)	(62)	(61)

Income From Continuing Operations	452	382	415

Net Income Available to Common Stockholders	$452	$382	$415

The accompanying notes are an integral part of these statements.

CMS ENERGY CORPORATION

Schedule I – Condensed Financial Information of Registrant

CMS Energy – Parent Company

Condensed Statements of Cash Flows

			In Millions
Years Ended December 31	2013	2012	2011

Cash Flows from Operating Activities
Net income	$452	$382	$415
Adjustments to reconcile net income to net cash provided by operating activities
Equity earnings of subsidiaries	(566)	(477)	(510)
Dividends received from subsidiaries	435	401	474
Deferred income taxes	48	(25)	14
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable	(3)	2	(1)
Accounts payable	2	-	-
Accrued taxes	48	9	(97)
Other current and non-current assets and liabilities	18	(14)	12
Net cash provided by operating activities	434	278	307

Cash Flows from Investing Activities
Investment in subsidiaries	(150)	(151)	(125)
Net cash used in investing activities	(150)	(151)	(125)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	275	575	375
Issuance of common stock	36	30	29
Retirement of long-term debt	(275)	(463)	(376)
Payment of common stock dividends	(271)	(252)	(211)
Debt issuance costs and financing fees	(4)	(4)	(6)
Increase (decrease) in notes payable	(47)	(11)	7
Net cash used in financing activities	(286)	(125)	(182)

Net Increase (Decrease) in Cash and Cash Equivalents	(2)	2	-
Cash and Cash Equivalents, Beginning of Period	2	-	-

Cash and Cash Equivalents, End of Period	$-	$2	$-

The accompanying notes are an integral part of these statements.

CMS ENERGY CORPORATION

Schedule I – Condensed Financial Information of Registrant

CMS Energy – Parent Company

Condensed Balance Sheets

ASSETS

		In Millions
December 31	2013	2012

Current Assets
Cash and cash equivalents	$-	$2
Notes and accrued interest receivable	1	1
Accounts receivable, including intercompany and related parties	7	4
Accrued taxes	-	7
Deferred income taxes	2	3
Total current assets	10	17

Plant, Property, and Equipment
Plant, property, and equipment, gross	16	16
Less accumulated depreciation and amortization	16	16
Total plant, property, and equipment	-	-

Other Non-current Assets
Deferred income taxes	345	392
Investments in subsidiaries	5,626	5,312
Other investments – DB SERP	23	24
Other	23	26
Total other non-current assets	6,017	5,754

Total Assets	$6,027	$5,771

LIABILITIES AND EQUITY

		In Millions
December 31	2013	2012

Current Liabilities
Current portion of long-term debt	$172	$172
Accounts and notes payable, including intercompany and related parties	107	152
Accrued interest, including intercompany	32	30
Accrued taxes	41	-
Other current liabilities	4	5
Total current liabilities	356	359

Non-current Liabilities
Long-term debt	2,205	2,205
Unamortized discount	(9)	(13)
Postretirement benefits	19	24
Other non-current liabilities	2	2
Total non-current liabilities	2,217	2,218

Equity
Common stockholders equity	3,454	3,194

Total Liabilities and Equity	$6,027	$5,771

The accompanying notes are an integral part of these statements.

CMS ENERGY CORPORATION

Schedule I – Condensed Financial Information of Registrant

CMS Energy – Parent Company

Notes to the Condensed Financial Statements

1:               BASIS OF PRESENTATION

CMS Energy’s condensed financial statements have been prepared on a parent-only basis.  In accordance with Rule 12-04 of Regulation S-X, these parent-only financial statements do not include all of the information and notes required by GAAP for annual financial statements, and therefore these parent-only financial statements and other information included should be read in conjunction with CMS Energy’s audited consolidated financial statements contained within Item 8. Financial Statements and Supplementary Data.

2:               GUARANTEES

CMS Energy has issued guarantees with a maximum potential obligation of $187 million on behalf of some of its wholly owned subsidiaries and related parties.  CMS Energy’s maximum potential obligation consists primarily of potential payments:

•                 to third parties under certain commodity purchase and swap agreements entered into with CMS ERM;

•                 to third parties in support of non-recourse revenue bonds issued by Genesee;

•                 to the MDEQ on behalf of CMS Land and CMS Capital, for environmental remediation obligations at Bay Harbor; and

•                 to the DOE on behalf of Consumers, in relation to Consumers’ 2011 settlement agreement with the DOE regarding damages resulting from the DOE’s failure to accept spent nuclear fuel from Palisades and Big Rock.

The expiry dates of these guarantees vary, depending upon contractual provisions or upon the statute of limitations under the relevant governing law.

CMS ENERGY CORPORATION

Schedule II – Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2013, 2012, and 2011

					In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for uncollectible accounts[1]
2013	$32	$63	$-	$62	$33
2012	35	53	-	56	32
2011	25	70	-	60	35

Deferred tax valuation allowance
2013	$3	$-	$-	$1	$2
2012	20	-	(15)	2	3
2011	19	1	-	-	20

Allowance for notes receivable[1]
2013	$5	$4	$-	$4	$5
2012	5	4	-	4	5
2011	5	4	-	4	5

1          Deductions are write-offs of uncollectible accounts, net of recoveries.

CONSUMERS ENERGY COMPANY

Schedule II – Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2013, 2012, and 2011

					In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for uncollectible accounts[1]
2013	$30	$63	$-	$62	$31
2012	33	53	-	56	30
2011	23	70	-	60	33

Deferred tax valuation allowance
2013	$1	$-	$-	$-	$1
2012	1	-	-	-	1
2011	-	1	-	-	1

1             Deductions are write-offs of uncollectible accounts, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of February 2014.

CMS ENERGY CORPORATION

By:	/s/ John Russell
John G. Russell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities indicated and on the 6th day of February 2014.

(i)       Principal executive officer:

/s/ John Russell
John G. Russell
President and Chief Executive Officer

(ii)      Principal financial officer:

/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

(iii)     Controller or principal accounting officer:

/s/ Glenn P. Barba
Glenn P. Barba
Vice President, Controller, and Chief Accounting Officer

(iv)     The Directors:

Jon E. Barfield*

Kurt L. Darrow*

Stephen E. Ewing*

Richard M. Gabrys*

William D. Harvey*

David W. Joos*

Philip R. Lochner, Jr.*

Michael T. Monahan*

John G. Russell*

Kenneth L. Way*

Laura H. Wright*

John B. Yasinsky*

*By:	/s/ Thomas J. Webb
Thomas J. Webb, Attorney-in-Fact

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of February 2014.

CONSUMERS ENERGY COMPANY

By:	/s/ John Russell
John G. Russell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities indicated and on the 6th day of February 2014.

(i)       Principal executive officer:

/s/ John Russell
John G. Russell
President and Chief Executive Officer

(ii)      Principal financial officer:

/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

(iii)     Controller or principal accounting officer:

/s/ Glenn P. Barba
Glenn P. Barba
Vice President, Controller, and Chief Accounting Officer

(iv)     The Directors:

Jon E. Barfield*

Kurt L. Darrow*

Stephen E. Ewing*

Richard M. Gabrys*

William D. Harvey*

David W. Joos*

Philip R. Lochner, Jr.*

Michael T. Monahan*

John G. Russell*

Kenneth L. Way*

Laura H. Wright*

John B. Yasinsky*

*By:	/s/ Thomas J. Webb
Thomas J. Webb, Attorney-in-Fact

(This page intentionally left blank)

CMS ENERGY’S AND CONSUMERS’ EXHIBIT INDEX

The agreements included as exhibits to this Form 10-K filing are included solely to provide information regarding the terms of the agreements and are not intended to provide any other factual or disclosure information about CMS Energy, Consumers, or other parties to the agreements.  The agreements may contain representations and warranties made by each of the parties to each of the agreements that were made exclusively for the benefit of the parties involved in each of the agreements and should not be treated as statements of fact.  The representations and warranties were made as a way to allocate risk if one or more of those statements prove to be incorrect.  The statements were qualified by disclosures of the parties to each of the agreements that may not be reflected in each of the agreements.  The agreements may apply standards of materiality that are different than standards applied to other investors.  Additionally, the statements were made as of the date of the agreements or as specified in the agreements and have not been updated.

The representations and warranties may not describe the actual state of affairs of the parties to each agreement.  Additional information about CMS Energy and Consumers may be found in this filing, at www.cmsenergy.com, at www.consumersenergy.com, and through the SEC’s website at www.sec.gov.

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
3.1[1]	1-9513	(3)(a)	—	Restated Articles of Incorporation of CMS Energy, effective June 1, 2004, as amended May 22, 2009 (Form 10-Q for the quarterly period ended June 30, 2009)
3.2[1]	1-9513	3.1	—	CMS Energy Bylaws, amended and restated as of January 24, 2013 (Form 8-K filed January 29, 2013)
3.3	1-5611	3(c)	—	Restated Articles of Incorporation of Consumers effective June 7, 2000 (Form 10-K for the fiscal year ended December 31, 2000)
3.4	1-5611	3.2	—	Consumers Bylaws, amended and restated as of January 24, 2013 (Form 8-K filed January 29, 2013)
4.1	2-65973	(b)(1) – 4	—

Indenture dated as of September 1, 1945 between Consumers and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1, 1979 (Form S-16 filed November 13, 1979)

				Indentures Supplemental thereto:
4.1.a	1-5611	(4)(a)	—	71st dated as of 3/06/98 (Form 10-K for the fiscal year ended December 31, 1997)
4.1.b	1-5611	(4)(a)	—	96th dated as of 8/17/04 (Form 8-K filed August 20, 2004)
4.1.c	1-5611	(4)(a)(i)	—	99th dated as of 1/20/05 (Form 10-K for the fiscal year ended December 31, 2004)
4.1.d	1-5611	4.2	—	100th dated as of 3/24/05 (Form 8-K filed March 30, 2005)
4.1.e	1-5611	4.2	—	104th dated as of 8/11/05 (Form 8-K filed August 11, 2005)
4.1.f	1-5611	4.1	—	108th dated as of 3/14/08 (Form 8-K filed March 14, 2008)
4.1.g	1-5611	4.1	—	110th dated as of 9/12/08 (Form 8-K filed September 12, 2008)
4.1.h	1-5611	4.1	—	111th dated as of 3/6/09 (Form 8-K filed March 6, 2009)
4.1.i	1-5611	4.1	—	112th dated as of 9/1/10 (Form 8-K filed September 7, 2010)
4.1.j	1-5611	4.1	—	113th dated as of 10/15/10 (Form 8-K filed October 20, 2010)
4.1.k	1-5611	4.1	—	114th dated as of 3/31/11 (Form 8-K filed April 6, 2011)
4.1.l	1-5611	4.1	—	116th dated as of 9/1/11 (Form 10-Q for the quarterly period ended September 30, 2011)
4.1.m	1-5611	4.1	—	117th dated as of 5/8/12 (Form 8-K filed May 8, 2012)
4.1.n	1-5611	4.1	—	119th dated as of 8/3/12 (Form 10-Q for the quarterly period ended September 30, 2012)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.1.o	1-5611	4.1	—	120th dated as of 12/17/12 (Form 8-K filed December 20, 2012)
4.1p	1-5611	4.1	—	121st dated as of 5/17/13 (Form 8-K filed May 17, 2013)
4.1q	1-5611	4.1	—	122nd dated as of 8/9/13 (Form 8-K filed August 9, 2013)
4.1r	1-5611	4.1	—	123rd dated as of 12/20/13 (Form 8-K filed December 27, 2013)
4.2	1-5611	(4)(b)	—	Indenture dated as of January 1, 1996 between Consumers and The Bank of New York Mellon, as Trustee (Form 10-K for the fiscal year ended December 31, 1995)
4.3	1-5611	(4)(c)	—	Indenture dated as of February 1, 1998 between Consumers and The Bank of New York Mellon (formerly The Chase Manhattan Bank), as Trustee (Form 10-K for the fiscal year ended December 31, 1997)
4.4[1]	33-47629	(4)(a)	—	Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee (Form S-3 filed May 1, 1992)
				Indentures Supplemental thereto:
4.4.a1	1-9513	4.2	—	19th dated as of 12/13/05 (Form 8-K filed December 15, 2005)
4.4.b1	1-9513	4.2	—	20th dated as of 7/3/07 (Form 8-K filed July 5, 2007)
4.4.c1	1-9513	4.1	—	22nd dated as of 6/15/09 (Form 8-K filed June 15, 2009)
4.4.d1	1-9513	4.3	—	23rd dated as of 6/15/09 (Form 8-K filed June 15, 2009)
4.4.e1	1-9513	4.1	—	24th dated as of 1/14/10 (Form 8-K filed January 14, 2010)
4.4.f1	1-9513	4.1	—	25th dated as of 9/23/10 (Form 8-K filed September 23, 2010)
4.4.g1	1-9513	4.1	—	26th dated as of 11/19/10 (Form 8-K filed November 19, 2010)
4.4.h1	1-9513	4.1	—	28th dated as of 3/12/12 (Form 8-K filed March 12, 2012)
4.4.i1	1-9513	4.1	—	29th dated as of 3/22/13 (Form 8-K filed March 22, 2013)
4.5[1]	1-9513	(4a)	—	Indenture dated as of June 1, 1997 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed July 1, 1997)
10.1[2]	1-9513	(10)(g)	—	2004 Form of Executive Severance Agreement (Form 10-Q for the quarterly period ended September 30, 2009)
10.2[2]	1-9513	(10)(h)	—	2004 Form of Officer Severance Agreement (Form 10-Q for the quarterly period ended September 30, 2009)
10.3[2]			—	CMS Energy’s Performance Incentive Stock Plan, as amended and restated, effective November 15, 2013
10.4[2]	1-9513	(10)(i)	—	CMS Deferred Salary Savings Plan effective December 1, 1989 and as further amended effective December 1, 2007 (Form 10-K for the fiscal year ended December 31, 2007)
10.5[2]	1-9513	(10)(l)	—	Amendment to the Deferred Salary Savings Plan dated December 21, 2008 (Form 10-K for the fiscal year ended December 31, 2008)
10.6[2]	1-9513	10.6	—

Supplemental Executive Retirement Plan for Employees of CMS Energy/Consumers effective on January 1, 1982 and as amended effective April 1, 2011 (Form 10-Q for the quarterly period ended March 31, 2011)

10.7[2]	1-9513	10.5	—	Defined Contribution Supplemental Executive Retirement Plan effective April 1, 2006 and as amended effective April 1, 2011 (Form 10-Q for the quarterly period ended March 31, 2011)
10.8[2]			—	Form of Officer Separation Agreement as of January 2014
10.9[1]	1-9513	(10)(v)	—

Amended and Restated Investor Partner Tax Indemnification Agreement dated as of June 1, 1990 among Investor Partners, CMS Midland as Indemnitor and CMS Energy as Guarantor (Form 10-K for the fiscal year ended December 31, 1990)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.10[1]	1-9513	(10)(y)	—	Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others (Form 10-K for the fiscal year ended December 31, 1990)
10.11	1-5611	(10)(y)	—

Unwind Agreement dated as of December 10, 1991 by and among CMS Energy, Midland Group, Ltd., Consumers, CMS Midland, Inc., MEC Development Corp. and CMS Midland Holdings Company (Form 10-K for the fiscal year ended December 31, 1991)

10.12[1]	1-9513	(10)(aa)	—

Parent Guaranty dated as of June 14, 1990 from CMS Energy to MCV, each of the Owner Trustees, the Indenture Trustees, the Owner Participants and the Initial Purchasers of Senior Bonds in the MCV Sale Leaseback transaction, and MEC Development (Form 10-K for the fiscal year ended December 31, 1991)

10.13	1-5611	(10)(j)	—	Palisades Nuclear Power Plant Power Purchase Agreement dated as of July 11, 2006 between Entergy Nuclear Palisades, LLC and Consumers (Form 10-Q for the quarterly period ended September 30, 2009)
10.14[1,2]	1-9513	(10)(a)	—	Form of Indemnification Agreement between CMS Energy and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.15[2]	1-5611	(10)(b)	—	Form of Indemnification Agreement between Consumers and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.16	1-5611	10.1	—

$150 million Third Amended and Restated Revolving Credit Agreement dated as of April 18, 2012 among Consumers, the Banks, Agent, Co-Syndication Agents, and Documentation Agent all as defined therein (Form 8-K filed April 24, 2012)

10.17	1-5611	(10)(t)	—

Settlement Agreement and Amended and Restated Power Purchase Agreement between Consumers and Midland Cogeneration Venture Limited Partnership (Form 10-Q for the quarterly period ended September 30, 2009)

10.18	1-5611	10.4	—	1st Amendment to the Amended and Restated Power Purchase Agreement between Consumers and MCV Partnership, dated as of March 1, 2010 (Form 10-Q for the quarterly period ended September 30, 2010)
10.19	1-5611	10.34	—

Amended and Restated Receivables Purchase Agreement dated as of November 23, 2010 among Consumers Receivables Funding II, LLC, Consumers, The Conduits from time to time party thereto, The Financial Institutions from time to time party thereto, The Managing Agents from time to time party thereto, and JPMorgan Chase Bank, NA, as Administrative Agent (Form 10-K for the fiscal year ended December 31, 2010)

10.20	1-5611	10.1	—	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement dated as of November 18, 2011 (Form 8-K filed November 25, 2011)
10.21	1-5611	10.24	—	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement dated as of December 15, 2011 (Form 10-K for the fiscal year ended December 31, 2011)
10.22	1-5611	10.1	—	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement dated as of November 9, 2012 (Form 8-K filed November 14, 2012)
10.23	1-5611	10.1	—	Amendment No. 4 to Amended and Restated Receivables Purchase Agreement dated as of November 30, 2012 (Form 8-K filed December 6, 2012)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.24	1-5611	10.1	—	Amendment No. 5 to Amended and Restated Receivables Purchase Agreement dated as of November 20, 2013 (Form 8-K filed November 25, 2013)
10.25	1-5611	(10)(v)	—

Receivables Sale Agreement, dated as of May 22, 2003, between Consumers, as Originator and Consumers Receivables Funding II, LLC, as Buyer, as amended by Amendment No. 1 dated as of May 20, 2004 and as amended by Amendment No. 2 dated as of August 15, 2006 (Form 10-Q for the quarterly period ended September 30, 2009)

10.26	1-5611	(10)(rr)	—	Amendment No. 3 to the Receivables Sale Agreement dated as of September 3, 2009 (Form 10-K for the fiscal year ended December 31, 2009)
10.27	1-5611	(10)(ss)	—	Amendment No. 4 to the Receivables Sale Agreement dated as of February 12, 2010 (Form 10-K for the fiscal year ended December 31, 2009)
10.28	1-5611	(10)(b)	—	Amendment No. 5 to the Receivables Sale Agreement, dated as of March 17, 2010 (Form 10-Q for the quarterly period ended March 31, 2010)
10.29	1-5611	(10)(d)	—	Amendment No. 6 to the Receivables Sale Agreement, dated as of April 20, 2010 (Form 10-Q for the quarterly period ended March 31, 2010)
10.30	1-5611	10.40	—	Amendment No. 7 to the Receivables Sale Agreement dated as of November 23, 2010 (Form 10-K for the fiscal year ended December 31, 2010)
10.31	1-5611	10.2	—	Amendment No. 8 to the Receivables Sale Agreement dated as of November 30, 2012 (Form 8-K filed December 6, 2012)
10.32[2]	1-9513	10.1	—	CMS Incentive Compensation Plan for CMS Energy and Consumers Officers, amended and restated effective as of January 1, 2014 (Form 10-Q for the quarterly period ended September 30, 2013)
10.33[2]			—	Form of Change in Control Agreement as of January 2014
10.34[2]			—	Annual Employee Incentive Compensation Plan for Consumers as amended, effective as of January 1, 2014
10.35[1]	1-9513	10.1	—

$550 million Second Amended and Restated Revolving Credit Agreement dated as of December 20, 2013 among CMS Energy, the Banks, as defined therein, and Barclays, as Agent (Form 8-K filed December 27, 2013)

10.36	1-5611	10.2	—

$650 million Third Amended and Restated Revolving Credit Agreement dated as of December 20, 2013 among Consumers, the Banks, as defined therein, and JPMorgan Chase Bank, N.A., as Agent (Form 8-K filed December 27, 2013)

10.37[1]	1-9513	10.3	—	Pledge and Security Agreement dated as of March 31, 2011, made by CMS Energy to Barclays Bank PLC, as Administrative Agent for the Banks, as defined therein (Form 8-K filed April 6, 2011)
10.38[2]	1-9513	10.1	—

Consumers and other CMS Energy Companies Retired Executives Survivor Benefit Plan for Management/ Executive Employees, distributed July 1, 2011 (Form 10-Q for the quarterly period ended September 30, 2011)

10.39[1]	1-9513	10.1	—

$180,000,000 Term Loan Credit Agreement dated as of December 15, 2011 among CMS Energy, the financial institutions named therein and JPMorgan Chase Bank, N.A. as Agent (Form 8-K filed December 20, 2011)

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.40[1]	1-9513	10.1	—	Amendment No. 1 dated as of February 8, 2013 to $180,000,000 Term Loan Credit Agreement dated as of December 15, 2011 (Form 8-K filed February 14, 2013)
10.41	1-5611	10.1	—	$375,000,000 Term Loan Credit Agreement dated as of June 13, 2012 among Consumers, the financial institutions named therein and JPMorgan Chase Bank, N.A., as Agent (Form 8-K filed June 19, 2012)
10.42	1-5611	10.1	—	Bond Purchase Agreement between Consumers and each of the Purchasers named therein, dated as of July 10, 2012 (Form 8-K filed July 13, 2012)
12.1			—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2			—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
21.1			—	Subsidiaries of CMS Energy and Consumers
23.1			—	Consent of PricewaterhouseCoopers LLP for CMS Energy
23.2			—	Consent of PricewaterhouseCoopers LLP for Consumers
24.1			—	Power of Attorney for CMS Energy
24.2			—	Power of Attorney for Consumers
31.1			—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2			—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3			—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4			—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1			—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2			—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1[1]	333-177886	99.1	—	CMS Energy Stock Purchase Plan, as amended and restated November 10, 2011 (Form S-3ASR filed November 10, 2011)
101.INS[3]			—	XBRL Instance Document
101.SCH[3]			—	XBRL Taxonomy Extension Schema
101.CAL[3]			—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[3]			—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[3]			—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[3]			—	XBRL Taxonomy Extension Presentation Linkbase

1             Obligations of CMS Energy or its subsidiaries, but not of Consumers.

2             Management contract or compensatory plan or arrangement.

3             The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”

Exhibits listed above that have heretofore been filed with the SEC pursuant to various acts administered by the SEC, and which were designated as noted above, are hereby incorporated herein by reference and made a part hereof with the same effect as if filed herewith.