Form 10-Q
period 2014-03-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2014-04-24
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 4, 2014:

CMS Energy Corporation:

CMS Energy Common Stock, $0.01 par value
(including 1,091,320 shares owned by Consumers Energy Company)	269,490,029

Consumers Energy Company:

Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended

March 31, 2014

(This page intentionally left blank)

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2008 Energy Law	Comprehensive energy reform package enacted in Michigan in 2008

2013 Form 10-K	Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2013

ABATE	Association of Businesses Advocating Tariff Equity

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan, in which CMS Energy sold its interest in 2002

bcf	Billion cubic feet

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company, formerly known as CMS Field Services

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CCR	Coal combustion residual

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980

CFO	Chief Financial Officer

Clean Air Act	Federal Clean Air Act of 1963, as amended

Clean Water Act	Federal Water Pollution Control Act of 1972, as amended

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly known as CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM in 2004

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy

CSAPR	The Cross-State Air Pollution Rule

DB SERP	Defined Benefit Supplemental Executive Retirement Plan

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice

DTE Electric	DTE Electric Company, a non-affiliated company

EBITDA	Earnings before interest, taxes, depreciation, and amortization

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

Environmental Mitigation Projects	Environmentally beneficial projects that a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

fine particulate matter	Particulate matter that is 2.5 microns or less in diameter

FLI Liquidating Trust	Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non-affiliated entity

FMB	First mortgage bond

FOV	Finding of Violation

GAAP	U.S. Generally Accepted Accounting Principles

GCR	Gas cost recovery

Health Care Acts	Comprehensive health care reform enacted in March 2010, comprising the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act

kWh	Kilowatt-hour, a unit of energy equal to one thousand watt-hours

Ludington	Ludington pumped-storage plant, jointly owned by Consumers and DTE Electric

MACT	Maximum Achievable Control Technology, which is the emission control that is achieved in practice by the best-controlled similar source

MATS	Mercury and Air Toxics Standards, which limit mercury, acid gases, and other toxic pollution from coal-fueled and oil-fueled power plants

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDEQ	Michigan Department of Environmental Quality

MDL	A pending multi-district litigation case in Nevada arising out of several consolidated cases

MGP	Manufactured gas plant

MISO	The Midcontinent Independent System Operator, Inc.

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

This report should be read in its entirety.  No one section of this report deals with all aspects of the subject matter of this report.  This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2013 Form 10-K.

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

•                 factors affecting development of electric generation projects and gas and electric distribution infrastructure replacement and expansion projects, including those related to project site identification, construction material pricing, availability of qualified construction personnel, permitting, and government approvals;

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

•                 the outcome, cost, and other effects of any legal or administrative proceedings, settlements, investigations, or claims;

•                 the impact of operational incidents, violations of corporate compliance policies, regulatory violations, and other events on CMS Energy’s and Consumers’ reputations;

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

CMS Energy’s and Consumers’ business strategy emphasizes the key elements depicted below:

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

UTILITY INVESTMENT

Consumers expects to make capital investments of about $7 billion from 2014 through 2018.  Consumers has limited its capital investment program to those investments it believes are needed to provide safe, reliable, and efficient service to its customers.  Consumers’ capital investment program is expected to result in annual rate base growth of five to seven percent while allowing Consumers to maintain sustainable customer base rate increases (excluding PSCR and GCR charges) at or below the rate of inflation.

Among the key components of Consumers’ investment program are projects that will enhance customer value.  Consumers’ planned base capital investments of $3.5 billion represent projects to maintain Consumers’ system and comprise $2.1 billion at the electric utility to preserve reliability and capacity and $1.4 billion at the gas utility to sustain deliverability and enhance pipeline integrity.  An additional $1.9 billion of planned reliability investments at Consumers are aimed at reducing outages and improving customer satisfaction; these investments comprise $1.0 billion at the electric utility to strengthen circuits and substations, replace poles, and upgrade the Ludington pumped-storage plant and $0.9 billion at the gas utility to replace mains and enhance transmission and storage systems.  Consumers also expects to spend $0.9 billion on environmental investments needed to comply with state and federal laws and regulations.

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

In December 2013, Consumers signed an agreement to purchase a 540-MW gas-fueled electric generating plant located in Jackson, Michigan for $155 million.  In January 2014, as a result of this planned purchase, Consumers announced plans to defer the development of its proposed 700-MW gas-fueled electric generating plant at its Thetford complex in Genesee County, Michigan.

REGULATION

Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC.  Important regulatory events and developments are summarized below.

•                 Income Tax Benefits Accounting Order:  In September 2013, the MPSC issued an order authorizing Consumers to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993.  The order authorized Consumers to implement a regulatory treatment beginning in January 2014 that will return $211 million of income tax benefits over five years to electric customers and $264 million of income tax benefits over 12 years to gas customers.  For the three months ended March 31, 2014, this new treatment reduced Consumers’ income tax expense by $16 million.

•                 Securitization Financing Order:  In December 2013, the MPSC approved Consumers’ application, with modification, authorizing Consumers to proceed, at its sole discretion, with the sale of up to $389 million in Securitization bonds.  These bonds will finance the recovery of the remaining book value of seven smaller coal-fueled electric generating units and three smaller gas-fueled electric generating units that Consumers plans to retire in 2016, provided the Securitization transaction is successful.

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

•                 Gas Cost Recovery and Power Supply Cost Recovery:  Due to the impact on natural gas prices of extended periods of colder-than-normal winter weather in Michigan and throughout the United States, Consumers’ natural gas fuel costs for the three months ended March 31, 2014 were significantly higher than those projected in its 2013-2014 GCR plan.  As a result, Consumers recorded an $84 million underrecovery at March 31, 2014.  Consumers will roll this underrecovery into its 2014-2015 GCR plan.

Consumers expects that higher natural gas fuel costs will continue into the 2014-2015 GCR plan year.  Consequently, in February 2014, Consumers filed an amendment to the 2014-2015 GCR plan it submitted to the MPSC in December 2013, requesting approval to increase the 2014-2015 GCR factor to be charged to customers.

The severe winter weather also affected Consumers’ power supply costs and Consumers recorded a $104 million underrecovery at March 31, 2014.  In March 2014, Consumers filed an amendment to its 2014 PSCR plan, requesting approval to increase the 2014 PSCR factor to be charged to customers beginning in July 2014.

The 2008 Energy Law limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At March 31, 2014, Consumers’ electric deliveries under the ROA program were at the ten-percent limit.  Bills have been introduced to the Michigan House of Representatives and the Michigan Senate to raise or remove the ROA limit.  The House bill also proposes to deregulate electric generation service in Michigan within two years.  Consumers is unable to predict the outcome of these legislative proposals.  In addition, the Michigan legislature has conducted hearings on the subject of energy competition.  If the ROA limit were increased or if electric generation service in Michigan were deregulated, it could have a material adverse effect on Consumers’ financial results and operations.

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

FINANCIAL PERFORMANCE

For the three months ended March 31, 2014, CMS Energy’s net income available to common stockholders was $204 million, and diluted EPS were $0.75.  This compares with net income available to common stockholders of $144 million and diluted EPS of $0.53 for the three months ended March 31, 2013.  The main factors contributing to CMS Energy’s improved performance in 2014 were increased gas and electric deliveries due to colder weather and benefits from an electric rate order.

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

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

In Millions, Except Per Share Amounts
Three Months Ended March 31	2014	2013	Change
Net Income Available to Common Stockholders	$204	$144	$60
Basic Earnings Per Share	$0.77	$0.55	$0.22
Diluted Earnings Per Share	$0.75	$0.53	$0.22

In Millions
Three Months Ended March 31	2014	2013	Change
Electric utility	$100	$66	$34
Gas utility	121	96	25
Enterprises	2	4	(2)
Corporate interest and other	(19)	(22)	3
Net Income Available to Common Stockholders	$204	$144	$60

Presented in the following table are specific after-tax changes to net income available to common stockholders for the three months ended March 31, 2014 versus 2013:

	In Millions
Reasons for the change	2014 better/(worse) than 2013
Gas sales	$30
Electric sales	10
Electric rate order	20
Tax benefit associated with MPSC accounting order	16
Lower employee benefit costs, net of operating and maintenance cost increases	9
Higher depreciation and property taxes	(15)
Other	(11)	$59

Corporate interest and other		3
Lower subsidiary earnings of enterprises segment		(2)
Total change		$60

CONSUMERS ELECTRIC UTILITY RESULTS OF OPERATIONS

	In Millions
Three Months Ended March 31	2014	2013	Change
Net Income Available to Common Stockholders	$100	$66	$34
Reasons for the change
Electric deliveries and rate increases			$56
Power supply costs and related revenue			(2)
Other income, net of expenses			(5)
Maintenance and other operating expenses			8
Depreciation and amortization			(10)
General taxes			(2)
Income taxes			(11)
Total change			$34

Following is a discussion of significant changes to net income available to common stockholders for the three months ended March 31, 2014 versus 2013.

Electric deliveries and rate increases:  For the three months ended March 31, 2014, electric delivery revenues increased $56 million compared with 2013.  This increase reflected $33 million from a May 2013 rate increase that Consumers self-implemented in March 2013, $17 million of higher customer deliveries, and a $6 million increase in other revenues.  Deliveries to end-use customers were 9.6 billion kWh in 2014 and 9.1 billion kWh in 2013.

Other income, net of expenses:  For the three months ended March 31, 2014, other income, net of expenses, decreased $5 million compared with 2013.  This decrease was due to a $2 million contribution to oppose certain Michigan legislative proposals related to ROA and to the absence, in 2014, of a $3 million gain related to a donation of CMS Energy stock by Consumers.

Maintenance and other operating expenses:  For the three months ended March 31, 2014, maintenance and other operating expenses decreased $8 million compared with 2013, due primarily to a reduction in OPEB costs resulting from OPEB Plan changes adopted in July 2013.

Depreciation and amortization:  For the three months ended March 31, 2014, depreciation and amortization expense increased $10 million compared with 2013, due primarily to increased plant in service.

Income taxes:  For the three months ended March 31, 2014, income taxes increased $11 million compared with 2013.  This change reflected a $17 million increase attributed primarily to higher electric utility earnings, offset partially by a $6 million benefit associated with the accelerated flow-through of income tax benefits under an MPSC accounting order that Consumers implemented in January 2014.

CONSUMERS GAS UTILITY RESULTS OF OPERATIONS

		In Millions
Three Months Ended March 31	2014	2013	Change
Net Income Available to Common Stockholders	$121	$96	$25
Reasons for the change
Gas deliveries and rate increases			$32
Other income, net of expenses			(3)
Maintenance and other operating expenses			8
Depreciation and amortization			(7)
General taxes			(2)
Interest charges			(1)
Income taxes			(2)
Total change			$25

Following is a discussion of significant changes to net income available to common stockholders for the three months ended March 31, 2014 versus 2013.

Gas deliveries and rate increases:  For the three months ended March 31, 2014, gas delivery revenues increased $32 million compared with 2013.  This increase reflected $43 million of higher customer deliveries, due primarily to colder weather in 2014.  The increase was offset partially by an $11 million decrease in other revenues, due primarily to the energy efficiency program.  Deliveries to end-use customers were 157 bcf in 2014 and 132 bcf in 2013.

Maintenance and other operating expenses:  For the three months ended March 31, 2014, maintenance and other operating expenses decreased $8 million compared with 2013.  This decrease was due primarily to lower spending related to the energy efficiency program, and a reduction in OPEB costs resulting from OPEB Plan changes adopted in July 2013.

Depreciation and amortization:  For the three months ended March 31, 2014, depreciation and amortization expense increased $7 million compared with 2013, due primarily to increased plant in service.

Income taxes:  For the three months ended March 31, 2014, income taxes increased $2 million compared with 2013.  This change reflected a $12 million increase attributed primarily to higher gas utility earnings, offset partially by a $10 million benefit associated with the accelerated flow-through of income tax benefits under an MPSC accounting order that Consumers implemented in January 2014.

ENTERPRISES RESULTS OF OPERATIONS

		In Millions
Three Months Ended March 31	2014	2013	Change
Net Income Available to Common Stockholders	$2	$4	$(2)

For the three months ended March 31, 2014, net income of the enterprises segment decreased $2 million compared with 2013, due to higher fuel and other operating costs related primarily to the extreme cold.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

		In Millions
Three Months Ended March 31	2014	2013	Change
Net Income (Loss) Available to Common Stockholders	$(19)	$(22)	$3

For the three months ended March 31, 2014, corporate interest and other net expenses decreased $3 million compared with 2013, as a result of a reduction in miscellaneous corporate costs.

CASH POSITION, INVESTING, AND FINANCING

At March 31, 2014, CMS Energy had $789 million of consolidated cash and cash equivalents, which included $31 million of restricted cash and cash equivalents.  At March 31, 2014, Consumers had $209 million of consolidated cash and cash equivalents, which included $31 million of restricted cash and cash equivalents.

OPERATING ACTIVITIES

Presented in the following table are specific components of net cash provided by operating activities for the three months ended March 31, 2014 and 2013:

		In Millions
Three Months Ended March 31	2014	2013	Change
CMS Energy, including Consumers
Net income	$204	$144	$60
Non-cash transactions[1]	326	334	(8)
	530	478	52
Postretirement benefits contributions	(2)	(68)	66
Proceeds from government grant	-	69	(69)
Changes in core working capital[2]	149	300	(151)
Changes in other assets and liabilities, net	(66)	(54)	(12)
Net cash provided by operating activities	$611	$725	$(114)
Consumers
Net income	$221	$162	$59
Non-cash transactions[1]	265	289	(24)
	486	451	35
Postretirement benefits contributions	(1)	(67)	66
Proceeds from government grant	-	69	(69)
Changes in core working capital[2]	155	296	(141)
Changes in other assets and liabilities, net	6	(36)	42
Net cash provided by operating activities	$646	$713	$(67)

[1]	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

[2]	Core working capital comprises accounts receivable and accrued revenues, inventories, and accounts payable.

For the three months ended March 31, 2014, net cash provided by operating activities at CMS Energy decreased $114 million compared with 2013, and net cash provided by operating activities at Consumers decreased $67 million compared with 2013.  The decreases were due primarily to an increase in gas and power supply underrecoveries as a result of severe winter weather and the absence, in 2014, of the receipt of a $69 million renewable energy grant.  These decreases were offset partially by a decrease in postretirement benefits contributions.

INVESTING ACTIVITIES

Presented in the following table are specific components of net cash used in investing activities for the three months ended March 31, 2014 and 2013:

In Millions

Three Months Ended March 31	2014	2013	Change
CMS Energy, including Consumers
Capital expenditures	$(304)	$(274)	$(30)
Costs to retire property and other	(42)	(19)	(23)
Net cash used in investing activities	$(346)	$(293)	$(53)
Consumers
Capital expenditures	$(302)	$(273)	$(29)
Costs to retire property and other	(13)	(22)	9
Net cash used in investing activities	$(315)	$(295)	$(20)

For the three months ended March 31, 2014, net cash used in investing activities at CMS Energy increased $53 million compared with 2013, and net cash used in investing activities at Consumers increased $20 million compared with 2013.  The increases were due primarily to an increase in capital expenditures under Consumers’ capital investment program.  At CMS Energy, these changes were also due to an increase in EnerBank consumer lending.

FINANCING ACTIVITIES

Presented in the following table are specific components of net cash provided by (used in) financing activities for the three months ended March 31, 2014 and 2013:

In Millions

Three Months Ended March 31	2014	2013	Change
CMS Energy, including Consumers
Issuance of debt	$644	$299	$345
Retirement of debt	(104)	(75)	(29)
Payment of common stock dividends	(72)	(67)	(5)
Decrease in notes payable	(170)	(110)	(60)
Other financing activities	23	14	9
Net cash provided by financing activities	$321	$61	$260
Consumers
Retirement of debt	$(11)	$(10)	$(1)
Payment of common stock dividends	(135)	(93)	(42)
Stockholder contribution from CMS Energy	150	150	-
Decrease in notes payable	(170)	(110)	(60)
Other financing activities	(5)	(5)	-
Net cash used in financing activities	$(171)	$(68)	$(103)

For the three months ended March 31, 2014, net cash provided by financing activities at CMS Energy increased $260 million compared with 2013 and net cash used in financing activities at Consumers increased $103 million compared with 2013.  At CMS Energy, the change was due primarily to an increase in net debt issuances in anticipation of planned debt retirements and refinancings, offset partially by repayments at Consumers under its accounts receivable sales program.  At Consumers, the change was due primarily to increases in common stock dividend payments and repayments under Consumers’ accounts receivable sales program.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations.  The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors.  In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation, and potentially by provisions under the Federal Power Act and the Natural Gas Act and FERC requirements.  For additional details on Consumers’ dividend restrictions, see Note 3, Financings and Capitalization – Dividend Restrictions.  For the three months ended March 31, 2014, Consumers paid $135 million in common stock dividends to CMS Energy.

In April 2013, CMS Energy entered into a continuous equity offering program permitting it to sell, from time to time through “at the market” offerings, common stock having an aggregate sales price of up to $50 million.  In March 2014, CMS Energy issued common stock under this program and received net proceeds of $30 million.

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

Consumers also expects to issue Securitization bonds in 2014, subject to market conditions.  The MPSC, in a December 2013 order, authorized Consumers to proceed, at its sole discretion, with the sale of up to $389 million in highly rated, low-cost Securitization bonds to finance the recovery of the remaining book value of ten electric generating units that Consumers plans to retire by April 2016, provided the Securitization transaction is successful.

CMS Energy’s and Consumers’ access to the financial and capital markets depends on their credit ratings and on market conditions.  As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets and, barring major market dislocations or disruptions, they expect to continue to have such access.  If access to these markets were to diminish or otherwise become restricted, however, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending.  CMS Energy and Consumers had the following secured revolving credit facilities available at March 31, 2014:

					In Millions
	Amount of	Amount	Letters of Credit	Amount
	Facility	Borrowed	Outstanding	Available	Expiration Date
CMS Energy
Revolving credit facility[1]	$550	$-	$2	$548	December 2018
Consumers
Revolving credit facility[2]	$650	$-	$-	$650	December 2018
Revolving credit facility[2]	30	-	30	-	September 2014

[1]	Obligations under this facility are secured by Consumers common stock.

[2]	Obligations under this facility are secured by FMBs of Consumers.

CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit.  An additional source of liquidity is Consumers’ revolving accounts receivable sales program, which allows it to transfer up to $250 million of eligible accounts receivable as a secured borrowing.  At March 31, 2014, $250 million of accounts receivable were eligible for transfer under this program.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein.  At March 31, 2014, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities.  CMS Energy and Consumers were each in compliance with these covenants as of March 31, 2014, as presented in the following table:

March 31, 2014
Credit Agreement, Indenture, or Facility	Description	Limit		Actual
CMS Energy
$550 million revolving credit agreement and
$180 million term loan credit agreement	Debt to EBITDA	<	6.0 to 1.0	4.5 to 1.0
$180 million term loan credit agreement	Interest Coverage	>	2.0 to 1.0	4.7 to 1.0
Consumers
$650 million and $30 million revolving credit agreements,
$35 million and $68 million reimbursement agreements, and
$250 million revolving accounts receivable sales agreement	Debt to Capital	<	0.65 to 1.0	0.47 to 1.0

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

OFF-BALANCE-SHEET ARRANGEMENTS

CMS Energy, Consumers, and certain of their subsidiaries also enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties.  These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees.  Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms.  The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $469 million at March 31, 2014.  While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition.  For additional details on these and other guarantee arrangements, see Note 2, Contingencies and Commitments – Guarantees.

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

In order to minimize increases in customer base rates, Consumers has undertaken several initiatives to reduce costs through voluntary separation plans, accelerated pension funding, employee and retiree health-care cost sharing, negotiated labor agreements, information system efficiencies, and productivity improvement programs.  Consumers has also received approval from the MPSC for certain applications that will result in cost savings for customers.  These initiatives, together with Consumers’ plans to accelerate further cost reductions, should allow Consumers to avoid increasing electric and gas base rates through 2014.

Energy Optimization Plan:  The 2008 Energy Law requires Consumers to achieve energy savings equivalent to annual usage reduction targets through at least 2015.  The targets increase annually, with the goal of achieving cumulative reductions of six percent in customers’ electricity use and four percent in customers’ natural gas use by December 31, 2015.  Under its energy optimization plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs.  At March 31, 2014, Consumers had achieved cumulative reductions of five percent in customers’ electricity use and four percent in customers’ natural gas use.

Smart Energy:  Consumers’ grid modernization effort continues.  In 2012, Consumers began installing smart meters in Muskegon County, Michigan.  One of the functions of smart meters is to allow customers to monitor and manage their energy usage, which Consumers expects will help reduce demand during critical peak times, resulting in lower peak capacity requirements.  The installation of smart meters should also provide for both operational and customer benefits.  As of March 31, 2014, Consumers had upgraded 210,000 electric residential and small business customers in western Michigan to smart meters.  Of the customers scheduled for the upgrade, 0.5 percent have chosen not to participate in the smart meter program.

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

In December 2013, Consumers signed an agreement to purchase a 540-MW gas-fueled electric generating plant located in Jackson, Michigan for $155 million from AlphaGen Power LLC and DPC Juniper, LLC, affiliates of JPMorgan Chase & Co.  Consumers expects to close the purchase, which is subject to MPSC, FERC, and other approvals, in late 2015.  In January 2014, as a result of this planned purchase, Consumers announced plans to defer the development of its proposed 700-MW gas-fueled electric generating plant at its Thetford complex in Genesee County, Michigan, which Consumers estimated would have cost $700 million.

Electric Rate Matters:  In December 2013, the MPSC approved, with modification, Consumers’ Securitization application and issued a Securitization financing order that authorizes Consumers to proceed, at its sole discretion, with the sale of up to $389 million in Securitization bonds to finance the recovery of the remaining book value of the seven smaller coal-fueled electric generating units and three smaller gas-fueled electric generating units described above.  Under Michigan law, electric utilities are permitted to use highly rated, low-cost Securitization bonds to finance the recovery of qualified costs.  Consumers expects to proceed with the Securitization financing and issue Securitization bonds in 2014, subject to market conditions.

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

As an alternative to its Securitization application, Consumers had filed an application in August 2013 requesting MPSC advanced approval to use standard utility plant retirement accounting in the event of early retirement of these ten units.  Specifically, Consumers requested the MPSC to provide assurance that the full amount of the undepreciated investment, demolition costs, and cost of removal, including a return on the assets, would, upon their early retirement, be recovered through retail electric base rates.  As a result of the MPSC’s issuance of the Securitization financing order, Consumers has taken action to suspend and extend indefinitely the schedule in this case.

For additional details on rate matters, see Note 1, Regulatory Matters.

Renewable Energy Plan:  Consumers’ renewable energy plan details how Consumers expects to meet REC and capacity standards prescribed by the 2008 Energy Law.  This law requires Consumers to use RECs, which represent proof that the associated electricity was generated from a renewable energy resource, to achieve certain renewable energy targets.  The targets increase annually, with a goal of using RECs in an amount equal to at least ten percent of Consumers’ electric sales volume (estimated to be 3.3 million RECs annually) in 2015 and each year thereafter.  Under its renewable energy plan, Consumers expects to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.

The 2008 Energy Law also requires Consumers to obtain 500 MW of new capacity from renewable energy resources by the end of 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties.  Through March 2014, Consumers has contracted for the purchase of 302 MW of nameplate capacity from renewable energy suppliers and owns 100 MW of nameplate capacity at its Lake Winds® Energy Park.

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

Electric Customer Deliveries and Revenue:  Consumers’ electric customer deliveries are largely dependent on Michigan’s economy.  Consumers expects weather-adjusted electric deliveries to increase in 2014 by 1.5 percent compared with 2013.

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

Electric ROA:  A Michigan statute enacted in 2000 allows Consumers’ electric customers to buy electric generation service from Consumers or from alternative electric suppliers.  The 2008 Energy Law revised the statute by limiting alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At March 31, 2014, electric deliveries under the ROA program were at the ten-percent limit and alternative electric suppliers were providing 786 MW of generation service to ROA customers.  Of Consumers’ 1.8 million electric customers, 310 customers, or 0.02 percent, purchased electric generation service under the ROA program.  Consumers expects 2014 electric deliveries under the ROA program to be at a similar level to 2013.

In December 2013, a bill was introduced to the Michigan House of Representatives that, if enacted, would revise the 2008 Energy Law by removing the ten-percent limit and allowing all of Consumers’ electric customers to take service from an alternative electric supplier.  Presently, the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 26 percent.  The bill also proposes to deregulate electric generation service in Michigan within two years.  No definitive action has been taken on this bill or on a similar bill introduced to the Michigan Senate in February 2013.  The Senate bill, if enacted, would revise the 2008 Energy Law and allow customers on the ROA program waiting list to take service from alternative electric suppliers.  The Senate bill also proposes an increase in the cap of six percentage points per year from 2014 through 2016.

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

In a related matter, in 2010, MISO filed and FERC approved a tariff revision proposing a cost allocation methodology for a new category of transmission projects.  Under this tariff revision, the cost of these new transmission projects will be spread proportionally across the MISO energy market.  Consumers believes that Michigan customers will bear additional costs under MISO’s tariff without receiving comparable benefits from these projects.  In 2011, Consumers, along with the Michigan Attorney General, ABATE, DTE Electric, and other parties, filed a petition for review of FERC’s order with the U.S. Court of Appeals for the Seventh Circuit.  In June 2013, the Court of Appeals issued an opinion largely affirming FERC’s orders regarding the cost allocation methodology.  In October 2013, the Michigan Attorney General filed, and Consumers and other parties joined, a petition with the U.S. Supreme Court seeking review of the Court of Appeals’ opinion.  In February 2014, the U.S Supreme Court refused to hear the challenge to the FERC decision.  Consumers expects to continue to recover transmission expenses, including those associated with the MISO tariff revision, through the PSCR process.

In 2012, ReliabilityFirst Corporation informed Consumers that Consumers may not be properly registered to meet certain NERC electric reliability standards.  Consumers has assessed its registration status, taking into consideration FERC’s December 2012 order on the definition of a bulk electric system, and in August 2013 notified ReliabilityFirst Corporation that it is preparing to register as a transmission owner, transmission planner, and transmission operator.  In light of this order, Consumers reviewed the classification of certain electric distribution assets and, in April 2014, filed an application for reclassification with the MPSC.  Consumers also plans to file an application for reclassification with FERC.

Electric Environmental Estimates:  Consumers’ operations are subject to various state and federal environmental laws and regulations.  Consumers estimates that it will incur expenditures of $0.9 billion from 2014 through 2018 to continue to comply with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations.  Consumers expects to recover these costs in customer rates, but cannot guarantee this result.  Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters:

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

In 2012, the EPA published its final MACT emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS.  Under MATS, all of Consumers’ existing coal-fueled electric generating units are required to add additional controls for hazardous air pollutants.  Compliance is required by April 2015, unless a one-year extension is granted by the MDEQ.  Consumers has received the extension for ten of its coal-fueled units and expects to meet the extended deadline for three units it intends to continue operating.  Subject to a successful Securitization transaction, Consumers expects to retire the remaining seven units by the extended deadline.  Consumers expects to meet the April 2015 deadline for its two other coal-fueled units.  MATS is presently being litigated and the U.S. Court of Appeals for the D.C. Circuit recently denied the petitions challenging the final rule.

In 2012, the EPA finalized a rule that strengthens the air quality standard for fine particulate matter.  Consumers expects short-term impacts to be limited, but this new standard could give rise to air quality concerns in states downwind of Michigan and put pressure on Michigan and other Midwestern states to reduce emissions further.  Given its present strategy for CAIR and MATS compliance, however, Consumers will already be achieving significant reductions in emissions that contribute to the formation of fine particulate matter.  This rule is presently being litigated in the U.S. Court of Appeals for the D.C. Circuit.  A decision is expected in 2014.

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

In January 2014, the EPA published proposed rules pursuant to Section 111 of the Clean Air Act to limit carbon dioxide emissions from new electric generating units.  New coal-fueled units would not be able to meet this limit without installing carbon dioxide control equipment using such methods as carbon capture and sequestration.  The proposed rules for new sources are expected to be finalized in 2014.  President Obama has also directed the EPA to address existing, modified, and reconstructed fossil-fuel-fired steam electric generating units with proposed standards, regulations, or guidelines to be completed by June 1, 2014, and final standards, regulations, or guidelines to be completed by June 1, 2015.  Subsequent state implementation plans are due by June 30, 2016.  Consumers believes that its balanced energy initiative, its present carbon reduction target, and its emphasis on supply diversity will position it favorably to deal with the impact of carbon regulation, but cannot predict the nature or outcome of these proposals.  Consumers will continue to monitor regulatory activity regarding greenhouse gas emissions standards that may affect electric generating units.

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

CCRs:  In 2010, the EPA proposed rules regulating CCRs, such as coal ash, under the Resource Conservation and Recovery Act.  Recent communications from the EPA stress the need to coordinate CCR rulemaking guidelines for steam electric generating plants under the Clean Water Act.  A final CCR rule is expected in late 2014.  Michigan already regulates CCRs as low-hazard industrial waste.  The EPA proposed a range of alternatives for regulating CCRs, including regulation as either a non-hazardous waste or a hazardous waste.  If coal ash were regulated as a hazardous waste, Consumers would likely cease the beneficial reuse of this product, which would result in a significant increase in the amount of coal ash requiring costly disposal.  Additionally, if the cost of upgrading existing coal ash disposal areas to meet hazardous waste landfill standards were to become economically prohibitive, existing coal ash disposal areas could close, requiring Consumers to find costly alternative arrangements for disposal.  Consumers is unable to predict the impacts from this wide range of possible outcomes, but significant expenditures are likely.

Water:  The EPA is expected to issue a final rule in 2014 to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act aimed at reducing alleged harmful impacts on fish and shellfish.  Consumers also expects the EPA to issue final regulations in 2015 that may require physical and/or chemical treatment of wastewater discharges from electric generating plants.  Consumers will evaluate these rules and their potential impacts on Consumers’ electric generating plants once they are final.

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

Other electric environmental matters could have a major impact on Consumers’ outlook.  For additional details on other electric environmental matters, see Note 2, Contingencies and Commitments – Consumers Electric Utility Contingencies, “Electric Environmental Matters.”

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

Gas Transportation:  In 2012, Trunkline filed a proposal with FERC to cease transporting natural gas through one of its two main transmission pipelines serving Michigan.  More than 60 percent of the natural gas supplied to Consumers’ gas customers is delivered by Trunkline’s two main transmission pipelines.  In August 2012, Consumers filed a motion with FERC to protest against the proposed abandonment on the grounds that it would negatively impact customers and that it could hamper the development of gas-fueled electric generation in Michigan.  In its motion, Consumers stated that if Trunkline’s proposal is granted, the abandonment could result in higher gas prices and reduced availability for Michigan gas customers.  Michigan’s governor, the MPSC, and various other parties also filed protests with FERC.  In November 2013, however, FERC issued an order granting the abandonment request.  Consumers filed a request for rehearing of FERC’s order in December 2013.  In April 2014, FERC denied Consumers’ request for rehearing.

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

Gas Environmental Estimates:  Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites.  For additional details, see Note 2, Contingencies and Commitments – Consumers Gas Utility Contingencies, “Gas Environmental Matters.”

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

OTHER OUTLOOK AND UNCERTAINTIES

EnerBank:  EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements.  EnerBank represented two percent of CMS Energy’s net assets at March 31, 2014, and three percent of CMS Energy’s net income available to common stockholders for the three months ended March 31, 2014.  The carrying value of EnerBank’s loan portfolio was $712 million at March 31, 2014.  Its loan portfolio was funded primarily by deposit liabilities of $668 million.  The twelve-month rolling average default rate on loans held by EnerBank has remained stable at 0.6 percent at March 31, 2014.  CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate.  With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of March 31, 2014.

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

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Income

(Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2014	2013

Operating Revenue	$2,523	$1,979

Operating Expenses
Fuel for electric generation	219	154
Purchased and interchange power	498	333
Purchased power – related parties	24	23
Cost of gas sold	834	607
Maintenance and other operating expenses	266	282
Depreciation and amortization	199	181
General taxes	75	70
Total operating expenses	2,115	1,650

Operating Income	408	329

Other Income (Expense)
Allowance for equity funds used during construction	2	3
Income from equity method investees	4	5
Other income	3	3
Other expense	(7)	(3)
Total other income	2	8

Interest Charges
Interest on long-term debt	97	94
Other interest expense	5	5
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	101	98

Income Before Income Taxes	309	239
Income Tax Expense	105	95

Net Income Available to Common Stockholders	$204	$144

Basic Earnings Per Average Common Share	$0.77	$0.55
Diluted Earnings Per Average Common Share	$0.75	$0.53

Dividends Declared Per Common Share	$0.27	$0.255

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

In Millions
Three Months Ended March 31	2014	2013

Net Income	$204	$144

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- and $-	-	1

Derivative Instruments
Reclassification adjustments included in net income, net of tax of $- and $-	1	-

Other Comprehensive Income	1	1

Comprehensive Income	$205	$145

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Cash Flows

(Unaudited)

In Millions
Three Months Ended March 31	2014	2013

Cash Flows from Operating Activities
Net income	$204	$144
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	199	181
Deferred income taxes and investment tax credit	102	87
Postretirement benefits expense	6	47
Other non-cash operating activities	19	19
Postretirement benefits contributions	(2)	(68)
Proceeds from government grant	-	69
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	(313)	(103)
Inventories	345	447
Accounts payable	117	(44)
Accrued expenses	(114)	(101)
Other current and non-current assets and liabilities	48	47
Net cash provided by operating activities	611	725

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(304)	(274)
Cost to retire property	(14)	(9)
Other investing activities	(28)	(10)
Net cash used in investing activities	(346)	(293)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	550	250
Retirements of EnerBank notes, net	16	(16)
Issuance of common stock	33	24
Retirement of long-term debt	(26)	(10)
Payment of common stock dividends	(72)	(67)
Decrease in notes payable	(170)	(110)
Payment of capital lease obligations and other financing costs	(10)	(10)
Net cash provided by financing activities	321	61

Net Increase in Cash and Cash Equivalents	586	493

Cash and Cash Equivalents, Beginning of Period	172	93

Cash and Cash Equivalents, End of Period	$758	$586

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets

(Unaudited)

ASSETS
In Millions
	March 31	December 31
	2014	2013

Current Assets
Cash and cash equivalents	$758	$172
Restricted cash and cash equivalents	31	32
Accounts receivable and accrued revenue, less allowances of $33 in 2014 and 2013	1,032	914
Notes receivable	69	63
Accounts receivable – related parties	10	10
Accrued power supply and gas revenue	188	-
Inventories at average cost
Gas in underground storage	340	660
Materials and supplies	112	107
Generating plant fuel stock	85	114
Deferred income taxes	42	126
Deferred property taxes	167	202
Regulatory assets	16	40
Prepayments and other current assets	119	86
Total current assets	2,969	2,526

Plant, Property, and Equipment
Plant, property, and equipment, gross	16,322	16,184
Less accumulated depreciation and amortization	5,168	5,087
Plant, property, and equipment, net	11,154	11,097
Construction work in progress	1,206	1,149
Total plant, property, and equipment	12,360	12,246

Other Non-current Assets
Regulatory assets	1,496	1,530
Accounts and notes receivable, less allowances of $5 in 2014 and 2013	646	646
Investments	61	59
Other	392	409
Total other non-current assets	2,595	2,644

Total Assets	$17,924	$17,416

LIABILITIES AND EQUITY
		In Millions
	March 31	December 31
	2014	2013

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$666	$562
Notes payable	-	170
Accounts payable	632	585
Accounts payable – related parties	10	10
Accrued rate refunds	-	12
Accrued interest	67	96
Accrued taxes	225	297
Regulatory liabilities	70	67
Other current liabilities	131	146
Total current liabilities	1,801	1,945

Non-current Liabilities
Long-term debt	7,536	7,101
Non-current portion of capital leases and financing obligation	135	138
Regulatory liabilities	2,236	2,215
Postretirement benefits	240	239
Asset retirement obligations	328	325
Deferred investment tax credit	39	40
Deferred income taxes	1,647	1,616
Other non-current liabilities	307	306
Total non-current liabilities	12,468	11,980

Commitments and Contingencies (Notes 1 and 2)

Equity
Common stockholders equity
Common stock, authorized 350.0 shares; outstanding 268.4 shares in 2014 and 266.1 shares in 2013	3	3
Other paid-in capital	4,746	4,715
Accumulated other comprehensive loss	(21)	(22)
Accumulated deficit	(1,110)	(1,242)
Total common stockholders equity	3,618	3,454
Noncontrolling interests	37	37
Total equity	3,655	3,491

Total Liabilities and Equity	$17,924	$17,416

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity

(Unaudited)

		In Millions
Three Months Ended March 31	2014	2013

Total Equity at Beginning of Period	$3,491	$3,238

Common Stock
At beginning and end of period	3	3

Other Paid-in Capital
At beginning of period	4,715	4,669
Common stock issued	37	29
Common stock repurchased	(6)	-
Common stock reissued	-	5
At end of period	4,746	4,703

Accumulated Other Comprehensive Loss
At beginning of period	(22)	(55)
Retirement benefits liability
At beginning of period	(21)	(56)
Amortization of net actuarial loss	-	1
At end of period	(21)	(55)
Investments
At beginning and end of period	-	2
Derivative instruments
At beginning of period	(1)	(1)
Reclassification adjustments included in net income	1	-
At end of period	-	(1)
At end of period	(21)	(54)

Accumulated Deficit
At beginning of period	(1,242)	(1,423)
Net income attributable to CMS Energy	204	144
Common stock dividends declared	(72)	(67)
At end of period	(1,110)	(1,346)

Noncontrolling Interests
At beginning and end of period	37	44

Total Equity at End of Period	$3,655	$3,350

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Income

(Unaudited)

	In Millions
Three Months Ended March 31	2014	2013

Operating Revenue	$2,382	$1,919

Operating Expenses
Fuel for electric generation	186	133
Purchased and interchange power	484	329
Purchased power – related parties	24	23
Cost of gas sold	768	600
Maintenance and other operating expenses	250	266
Depreciation and amortization	197	180
General taxes	74	69
Total operating expenses	1,983	1,600

Operating Income	399	319

Other Income (Expense)
Allowance for equity funds used during construction	2	3
Other income	3	7
Other expense	(6)	(3)
Total other income (expense)	(1)	7

Interest Charges
Interest on long-term debt	59	59
Other interest expense	3	3
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	61	61

Income Before Income Taxes	337	265
Income Tax Expense	116	103

Net Income Available to Common Stockholder	$221	$162

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income

(Unaudited)

	In Millions
Three Months Ended March 31	2014	2013

Net Income	$221	$162

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- and $-	-	1

Investments
Unrealized gain on investments, net of tax of $1 and $-	2	4
Reclassification adjustments included in net income, net of tax of $- and $(1)	-	(3)

Other Comprehensive Income	2	2

Comprehensive Income	$223	$164

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Cash Flows

(Unaudited)

		In Millions
Three Months Ended March 31	2014	2013

Cash Flows from Operating Activities
Net income	$221	$162
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	197	180
Deferred income taxes and investment tax credit	46	44
Postretirement benefits expense	6	47
Other non-cash operating activities	16	18
Postretirement benefits contributions	(1)	(67)
Proceeds from government grant	-	69
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	(303)	(102)
Inventories	338	442
Accounts payable	120	(44)
Accrued expenses	(43)	(80)
Other current and non-current assets and liabilities	49	44
Net cash provided by operating activities	646	713

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(302)	(273)
Cost to retire property	(14)	(9)
Other investing activities	1	(13)
Net cash used in investing activities	(315)	(295)

Cash Flows from Financing Activities
Retirement of long-term debt	(11)	(10)
Payment of common stock dividends	(135)	(93)
Stockholder contribution	150	150
Decrease in notes payable	(170)	(110)
Payment of capital lease obligations and other financing costs	(5)	(5)
Net cash used in financing activities	(171)	(68)

Net Increase in Cash and Cash Equivalents	160	350

Cash and Cash Equivalents, Beginning of Period	18	5

Cash and Cash Equivalents, End of Period	$178	$355

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets

(Unaudited)

ASSETS
		In Millions
	March 31	December 31
	2014	2013

Current Assets
Cash and cash equivalents	$178	$18
Restricted cash and cash equivalents	31	31
Accounts receivable and accrued revenue, less allowances of $31 in 2014 and 2013	1,013	902
Notes receivable	-	14
Accounts receivable – related parties	1	4
Accrued power supply and gas revenue	188	-
Inventories at average cost
Gas in underground storage	340	653
Materials and supplies	107	103
Generating plant fuel stock	84	113
Deferred property taxes	167	202
Regulatory assets	16	40
Prepayments and other current assets	111	77
Total current assets	2,236	2,157

Plant, Property, and Equipment
Plant, property, and equipment, gross	16,181	16,044
Less accumulated depreciation and amortization	5,102	5,022
Plant, property, and equipment, net	11,079	11,022
Construction work in progress	1,204	1,147
Total plant, property, and equipment	12,283	12,169

Other Non-current Assets
Regulatory assets	1,496	1,530
Accounts and notes receivable	2	11
Investments	32	29
Other	263	283
Total other non-current assets	1,793	1,853

Total Assets	$16,312	$16,179

LIABILITIES AND EQUITY
		In Millions
	March 31	December 31
	2014	2013

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$65	$64
Notes payable	-	170
Accounts payable	611	571
Accounts payable – related parties	16	13
Accrued rate refunds	-	12
Accrued interest	43	63
Accrued taxes	343	353
Deferred income taxes	94	55
Regulatory liabilities	70	67
Other current liabilities	101	112
Total current liabilities	1,343	1,480

Non-current Liabilities
Long-term debt	4,567	4,579
Non-current portion of capital leases and financing obligation	135	138
Regulatory liabilities	2,236	2,215
Postretirement benefits	180	179
Asset retirement obligations	327	324
Deferred investment tax credit	39	40
Deferred income taxes	2,137	2,115
Other non-current liabilities	253	252
Total non-current liabilities	9,874	9,842

Commitments and Contingencies (Notes 1 and 2)

Equity
Common stockholder equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,407	3,257
Accumulated other comprehensive loss	-	(2)
Retained earnings	810	724
Total common stockholder equity	5,058	4,820
Preferred stock	37	37
Total equity	5,095	4,857

Total Liabilities and Equity	$16,312	$16,179

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity

(Unaudited)

		In Millions
Three Months Ended March 31	2014	2013

Total Equity at Beginning of Period	$4,857	$4,582

Common Stock
At beginning and end of period	841	841

Other Paid-in Capital
At beginning of period	3,257	3,107
Stockholder contribution	150	150
At end of period	3,407	3,257

Accumulated Other Comprehensive Loss
At beginning of period	(2)	(8)
Retirement benefits liability
At beginning of period	(17)	(25)
Amortization of net actuarial loss	-	1
At end of period	(17)	(24)
Investments
At beginning of period	15	17
Unrealized gain on investments	2	4
Reclassification adjustments included in net income	-	(3)
At end of period	17	18
At end of period	-	(6)

Retained Earnings
At beginning of period	724	598
Net income	221	162
Common stock dividends declared	(135)	(93)
At end of period	810	667

Preferred Stock
At beginning and end of period	37	44

Total Equity at End of Period	$5,095	$4,803

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP.  CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the current period.  In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure the fair presentation of financial position, results of operations, and cash flows for the periods presented.  The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2013 Form 10-K.  Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

Income Tax Benefits Accounting Order:  In September 2013, the MPSC issued an order authorizing Consumers to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993.  The order authorized Consumers to implement a regulatory treatment beginning January 2014 that will return $211 million of income tax benefits over five years to electric customers and $264 million of income tax benefits over 12 years to gas customers.  For the three months ended March 31, 2014, this new treatment reduced Consumers’ income tax expense by $16 million.  The new treatment, along with other cost saving initiatives that Consumers has undertaken, should allow Consumers to avoid increasing electric and gas base rates during 2014.

Gas Cost Recovery and Power Supply Cost Recovery:  Due to the impact on natural gas prices of extended periods of colder-than-normal winter weather in Michigan and throughout the United States, Consumers’ natural gas fuel costs for the three months ended March 31, 2014 were significantly higher than those projected in its 2013-2014 GCR plan.  As a result, Consumers recorded an $84 million underrecovery at March 31, 2014.  Consumers will roll this underrecovery into its 2014-2015 GCR plan.

Consumers expects that higher natural gas fuel costs will continue into the 2014-2015 GCR plan year.  Consequently, in February 2014, Consumers filed an amendment to the 2014-2015 GCR plan it submitted to the MPSC in December 2013, requesting approval to increase the 2014-2015 GCR factor to be charged to customers.

The severe winter weather also affected Consumers’ power supply costs.  Extreme cold weather and heavy snowfall inhibited the delivery and use of coal at Consumers’ coal-fueled generating units.  Additionally, increases in natural gas prices raised the cost of electricity purchased from the MISO energy market as well as the cost of power generated at Consumers’ gas-fueled generating units.  As a result, Consumers’ power supply costs for the three months ended March 31, 2014 were significantly higher than those projected in the 2014 PSCR plan it submitted to the MPSC in September 2013.  Consequently, Consumers recorded a $104 million underrecovery at March 31, 2014.  In March 2014, Consumers filed an amendment to its 2014 PSCR plan, requesting approval to increase the 2014 PSCR factor to be charged to customers beginning in July 2014.

Energy Optimization Plan:  For exceeding its savings target under both electric and gas optimization plans during 2013, Consumers will request the MPSC’s approval to collect $18 million, the maximum incentive, in the energy optimization reconciliation to be filed in May 2014.

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

In August 2013, the joint defense group in these cases, of which CMS Energy defendants are members, filed a petition with the U.S. Supreme Court in an attempt to overturn the decision of the U.S. Court of Appeals for the Ninth Circuit.  The petition is pending action by the U.S. Supreme Court, which is waiting for an opinion from the Solicitor General.

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

CMS Energy has recorded a cumulative charge related to Bay Harbor of $229 million, which includes accretion expense.  At March 31, 2014, CMS Energy had a recorded liability of $51 million for its remaining obligations.  CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs.  The undiscounted amount of the remaining obligation is $69 million.  CMS Energy expects to pay $6 million in 2014, $5 million in 2015, $5 million in 2016, $4 million in 2017, and $4 million in 2018, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.  CMS Energy’s estimate of response activity costs and the timing of expenditures could change if there are changes in circumstances or assumptions used in calculating the liability.

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

Cleanup and Solid Waste:  Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA.  Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome.  Consumers estimates that its liability for NREPA sites will be between $4 million and $6 million.  At March 31, 2014, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability.

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

Based on its experience, Consumers estimates that its share of the total liability for other known CERCLA sites will be between $3 million and $9 million.  Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability.  At March 31, 2014, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability.

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

Ludington PCB:  In 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout, and sealant materials at Ludington.  Consumers removed and replaced part of the PCB material with non-PCB material.  Consumers has had several communications with the EPA regarding this matter.  Consumers cannot predict the financial impact or outcome of this matter.

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

Consumers filed a complaint in 2002 for damages resulting from the DOE’s failure to accept spent nuclear fuel from Palisades and Big Rock.  In 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million.  As part of this agreement, Consumers also settled its liability to the DOE to fund the disposal of spent nuclear fuel used at Palisades and Big Rock before 1983.  In December 2012, the MPSC issued an order establishing the regulatory treatment of the settlement amount.  In this order, the MPSC also relieved Consumers of its obligation to establish an independent trust fund for the amount that was payable to the DOE prior to the settlement.  In March 2013, a party in this case filed an appeal with the Michigan Court of Appeals to dispute the December 2012 MPSC order.  Oral argument was held in April 2014.

Renewable Energy Matters:  In April 2013, a group of landowners filed a lawsuit in Mason County (Michigan) Circuit Court alleging, among other things, personal injury, loss of property value, and impacts to the use and enjoyment of their land as a result of the operations of Lake Winds® Energy Park.  Consumers cannot predict the ultimate financial impact or outcome of this matter.

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

At March 31, 2014, Consumers had a recorded liability of $118 million for its remaining obligations for these sites.  This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent.  The undiscounted amount of the remaining obligation is $128 million.  Consumers expects to incur remediation and other response activity costs in 2014 and in each of the next four years as follows:

In Millions
	2014	2015	2016	2017	2018
Consumers
Remediation and other response activity costs	$9	$12	$12	$10	$19

Consumers periodically reviews these cost estimates.  Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period.  At March 31, 2014, Consumers had a regulatory asset of $148 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites will be up to $3 million.  At March 31, 2014, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability.

GUARANTEES

Presented in the following table are CMS Energy’s and Consumers’ guarantees at March 31, 2014:

In Millions
			Maximum		Carrying
Guarantee Description	Issue Date	Expiration Date	Obligation		Amount
CMS Energy, including Consumers
Indemnity obligations from asset sales and other agreements	Various	Various through September 2029	$469	[1]	$16
Guarantees	Various	Various through March 2021	54		-
Consumers
Indemnity obligations and other guarantees	Various	Various through September 2029	$30		$1

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

3:              FINANCINGS AND CAPITALIZATION

Presented in the following table is a summary of major long-term debt transactions during the three months ended March 31, 2014:

	Principal
	(In Millions)	Interest Rate	Issue Date	Maturity Date
Debt issuances
CMS Energy
Senior notes[1]	$250	3.875%	February 2014	March 2024
Senior notes[1]	300	4.875	February 2014	March 2044
Total CMS Energy parent	$550

1 In April 2014, CMS Energy used a portion of these proceeds to retire its $125 million 6.875 percent Senior Notes due December 2015.  CMS Energy intends to use the remaining proceeds to retire existing debt and for general corporate purposes.

Revolving Credit Facilities:  The following secured revolving credit facilities with banks were available at March 31, 2014:

				In Millions
			Letters of Credit
Expiration Date	Amount of Facility	Amount Borrowed	Outstanding	Amount Available
CMS Energy
December 20, 2018[1]	$550	$-	$2	$548
Consumers
December 20, 2018[2]	$650	$-	$-	$650
September 9, 2014[2]	30	-	30	-

1 Obligations under this facility are secured by Consumers common stock.

2 Obligations under this facility are secured by FMBs of Consumers.

Short-term Borrowings:  Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements.  These transactions are accounted for as short-term secured borrowings.  At March 31, 2014, $250 million of accounts receivable were eligible for transfer.  During the three months ended March 31, 2014, Consumers’ average short-term borrowings totaled $44 million, with a weighted-average annual interest rate of 0.85 percent.

Contingently Convertible Securities:  Presented in the following table are the significant terms of CMS Energy’s contingently convertible securities at March 31, 2014:

		Outstanding	Adjusted	Adjusted
Security	Maturity	(In Millions)	Conversion Price	Trigger Price
5.50% senior notes	2029	$155	$13.55	$17.61

During 20 of the last 30 trading days ended March 31, 2014, the adjusted trigger-price contingencies were met for the contingently convertible senior notes, and as a result, the senior notes are convertible at the option of the note holders for the three months ending June 30, 2014.  The senior notes, if converted, require CMS Energy to pay cash up to the principal amount of the securities.  Any conversion value in excess of the principal amount can be paid in cash or in shares of CMS Energy’s common stock, at the election of CMS Energy.

Presented in the following table are details about conversions of contingently convertible securities during the three months ended March 31, 2014:

			Weighted-Average	Shares
		Principal	Conversion	of Common	Cash Paid on
	Conversion	Converted	Value per $1,000	Stock Issued	Settlement
	Date	(In Millions)	of Principal	on Settlement	(In Millions)
5.50% senior notes due 2029	February 2014	$17	$1,968	605,531	$17

Dividend Restrictions:  Under provisions of the Michigan Business Corporation Act of 1972, as amended, at March 31, 2014, payment of common stock dividends by CMS Energy was limited to $3.6 billion.

Under the provisions of its articles of incorporation, at March 31, 2014, Consumers had $747 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy.  Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings.  Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings.  Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.

For the three months ended March 31, 2014, CMS Energy received $135 million of common stock dividends from Consumers.

Issuance of Common Stock:  In April 2013, CMS Energy entered into a continuous equity offering program permitting it to sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $50 million per program.  Presented in the following table are the transactions that CMS Energy entered into under the program:

	Number of	Average	Proceeds
	Shares Issued	Price per Share	(In Millions)
March 2014	1,070,080	$28.04	$30

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities, by level within the fair value hierarchy, recorded at fair value on a recurring basis:

				In Millions
	CMS Energy, including Consumers		Consumers
	March 31	December 31	March 31	December 31
	2014	2013	2014	2013
Assets[1]
Cash equivalents	$548	$87	$80	$-
Restricted cash equivalents	15	16	15	15
CMS Energy common stock	-	-	32	29
Nonqualified deferred compensation plan assets	7	6	5	4
DB SERP
Cash equivalents	2	-	1	-
Mutual funds	133	136	94	95
Derivative instruments
Commodity contracts	2	5	-	4
Total	$707	$250	$227	$147
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$7	$6	$5	$4
Derivative instruments
Commodity contracts	-	1	-	-
Total	$7	$7	$5	$4

1 All assets and liabilities were classified as Level 1 with the exception of commodity contracts, which were classified as Level 2 or Level 3, and which were insignificant.

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

									In Millions

	March 31, 2014					December 31, 2013
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers

Securities held to maturity	$11	$11	$-	$11	$-	$10	$10	$-	$10	$-
Notes receivable[1]	712	755	-	-	755	683	724	-	-	724
Long-term debt[2]	8,181	9,047	-	8,054	993	7,642	8,368	-	7,406	962
Consumers
Long-term debt[3]	$4,611	$5,011	$-	$4,018	$993	$4,622	$4,940	$-	$3,978	$962

1 Includes current portion of notes receivable of $68 million at March 31, 2014 and $48 million at December 31, 2013.

2 Includes current portion of long-term debt of $645 million at March 31, 2014 and $541 million at December 31, 2013.

3 Includes current portion of long-term debt of $44 million at March 31, 2014 and $43 million at December 31, 2013.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt.  At March 31, 2014 and December 31, 2013, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements.  This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

							In Millions
	March 31, 2014				December 31, 2013
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$133	$-	$-	$133	$136	$-	$-	$136
Held to maturity
Debt securities	11	-	-	11	10	-	-	10
Consumers
Available for sale
DB SERP
Mutual funds	$94	$-	$-	$94	$95	$-	$-	$95
CMS Energy common stock	5	27	-	32	5	24	-	29

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities.  Debt securities classified as held to maturity consist primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.

Consumers recognized a gain of $4 million in January 2013 associated with the transfer of shares of CMS Energy common stock to a related charitable foundation.  The gain reflected the excess of fair value over cost of the stock donated and was included in Consumers’ income.

6:              NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

		In Millions
	March 31, 2014	December 31, 2013
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$68	$48
Other	1	15
Non-current
EnerBank notes receivable, net of allowance for loan losses	644	635
Total notes receivable	$713	$698
Consumers
Current
Other	$-	$14
Total notes receivable	$-	$14

EnerBank notes receivable are unsecured consumer installment loans for financing home improvements.  EnerBank records its notes receivable at cost, less an allowance for loan losses.

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

Presented in the following table are the changes in the allowance for loan losses:

In Millions
Three Months Ended March 31	2014	2013
Balance at beginning of period	$5	$5
Charge-offs	(2)	(1)
Provision for loan losses	2	1
Balance at end of period	$5	$5

Loans that are 30 days or more past due are considered delinquent.  The balance of EnerBank’s delinquent consumer loans was $3 million at March 31, 2014 and $4 million at December 31, 2013.

At March 31, 2014 and December 31, 2013, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

7:               RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.

Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	Pension		OPEB
Three Months Ended March 31	2014	2013	2014	2013
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$10	$13	$5	$9
Interest expense	25	24	14	19
Expected return on plan assets	(34)	(32)	(22)	(19)
Amortization of:
Net loss	15	24	-	11
Prior service cost (credit)	-	1	(10)	(5)
Net periodic cost (credit)	$16	$30	$(13)	$15
Consumers
Net periodic cost (credit)
Service cost	$10	$13	$5	$9
Interest expense	24	23	13	18
Expected return on plan assets	(33)	(31)	(21)	(18)
Amortization of:
Net loss	14	23	1	11
Prior service cost (credit)	-	1	(10)	(5)
Net periodic cost (credit)	$15	$29	$(12)	$15

8:               INCOME TAXES

Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations, excluding noncontrolling interests:

March 31	2014	2013
CMS Energy, including Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.9	4.9
Accelerated flow-through of regulatory tax benefits	(5.4)	-
Other, net	(0.5)	(0.2)
Effective tax rate	34.0%	39.7%
Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.9	4.8
Accelerated flow-through of regulatory tax benefits	(4.8)	-
Other, net	(0.7)	(0.9)
Effective tax rate	34.4%	38.9%

Prior to 2014, Consumers recognized the income tax benefits associated with the removal costs of plant placed in service before 1993 as payments were made and the tax benefits were flowed through to customers.  In September 2013, the MPSC issued an order authorizing Consumers to flow through to customers the income tax benefits on a straight-line basis over an accelerated period.  This new regulatory treatment, which Consumers implemented in January 2014, will accelerate the return of $211 million of income tax benefits over five years to electric customers and $264 million of income tax benefits over 12 years to gas customers.  For the three months ended March 31, 2014, this new treatment reduced Consumers’ income tax expense by $16 million.

In April 2014, the Internal Revenue Service completed its audit of the federal income tax returns of CMS Energy and its subsidiaries for 2010 and 2011.  The audit resulted in no significant adjustments to CMS Energy’s or Consumers’ taxable income or income tax expense.

9:               EARNINGS PER SHARE – CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
Three Months Ended March 31	2014	2013
Income available to common stockholders
Income from continuing operations available to common stockholders – basic and diluted	$204	$144
Average common shares outstanding
Weighted-average shares – basic	266.1	263.6
Add dilutive contingently convertible securities	6.3	6.1
Add dilutive non-vested stock awards	0.6	1.2
Weighted-average shares – diluted	273.0	270.9
Income from continuing operations per average common share available to common stockholders
Basic	$0.77	$0.55
Diluted	0.75	0.53

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

10:      REPORTABLE SEGMENTS

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

•                 gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and

•                 other, including a consolidated special-purpose entity for the sale of accounts receivable.

Presented in the following tables is financial information by reportable segment:

In Millions
Three Months Ended March 31	2014	2013
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,224	$961
Gas utility	1,158	958
Enterprises	122	44
Other	19	16
Total operating revenue – CMS Energy	$2,523	$1,979
Consumers
Operating revenue
Electric utility	$1,224	$961
Gas utility	1,158	958
Total operating revenue – Consumers	$2,382	$1,919
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$100	$66
Gas utility	121	96
Enterprises	2	4
Other	(19)	(22)
Total net income available to common stockholders – CMS Energy	$204	$144
Consumers
Net income available to common stockholder
Electric utility	$100	$66
Gas utility	121	96
Total net income available to common stockholder – Consumers	$221	$162

In Millions
	March 31, 2014	December 31, 2013
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility	$11,270	$11,186
Gas utility	4,896	4,843
Enterprises	116	115
Other	40	40
Total plant, property, and equipment, gross – CMS Energy	$16,322	$16,184
Consumers
Plant, property, and equipment, gross
Electric utility	$11,270	$11,186
Gas utility	4,896	4,843
Other	15	15
Total plant, property, and equipment, gross – Consumers	$16,181	$16,044
CMS Energy, including Consumers
Total assets
Electric utility[1]	$10,719	$10,487
Gas utility[1]	4,554	4,784
Enterprises	310	332
Other	2,341	1,813
Total assets – CMS Energy	$17,924	$17,416
Consumers
Total assets
Electric utility[1]	$10,719	$10,487
Gas utility[1]	4,554	4,784
Other	1,039	908
Total assets – Consumers	$16,312	$16,179

1 Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to market risk as previously disclosed in Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2013 Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CMS Energy and Consumers are parties to various lawsuits and regulatory matters in the ordinary course of business.  For information regarding material legal proceedings, including updates to information reported under Part I – Item 3. Legal Proceedings, of the 2013 Form 10-K, see Part I – Item 1. Consolidated Financial Statements (Unaudited) – Notes to the Unaudited Consolidated Financial Statements – Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors as previously disclosed in Part I – Item 1A. Risk Factors, in the 2013 Form 10-K, which Risk Factors are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        Unregistered Sales of Equity Securities

On February 4, 2014 and February 5, 2014, CMS Energy issued a total of 605,531 shares of its common stock and paid $16,685,033 in cash in exchange for $16,685,000 aggregate principal amount of its 5.50 percent Convertible Senior Notes Due 2029.  These notes were tendered for conversion on December 27, 2013 and December 30, 2013, in accordance with the terms and provisions of the Indenture of CMS Energy dated as of September 15, 1992, as supplemented by the Twenty-Second Supplemental Indenture dated as of June 15, 2009.  Such shares of common stock were issued based on the weighted-average conversion value of $1,968 per $1,000 principal amount of convertible note.  The issuance of these shares of common stock was an exchange of securities with existing shareholders and was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

(c)        Issuer Repurchases of Equity Securities

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended March 31, 2014:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under Publicly
	of Shares	Price Paid	Announced Plans or	Announced Plans or
Period	Purchased[1]	per Share	Programs	Programs
January 1, 2014 to
January 31, 2014	243,665	$26.95	-	-
February 1, 2014 to
February 28, 2014	-	-	-	-
March 1, 2014 to
March 31, 2014	-	-	-	-
Total	243,665	$26.95	-	-

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

CMS ENERGY CORPORATION
(Registrant)

Dated: April 24, 2014	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

CONSUMERS ENERGY COMPANY
(Registrant)

Dated: April 24, 2014	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

(This page intentionally left blank)

EXHIBITS

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

Exhibits		Description
4.1[1]	—

Thirtieth Supplemental Indenture dated as of February 27, 2014 between CMS Energy and The Bank of New York Mellon, as Trustee. (Exhibit 4.1 to Form 8-K filed February 27, 2014 and incorporated herein by reference)

4.2[1]	—

Thirty-First Supplemental Indenture dated as of February 27, 2014 between CMS Energy and The Bank of New York Mellon, as Trustee. (Exhibit 4.2 to Form 8-K filed February 27, 2014 and incorporated herein by reference)

10.1[2]	—	Annual Employee Incentive Compensation Plan for Consumers as amended, effective as of March 14, 2014
10.2[2]	—	CMS Incentive Compensation Plan for CMS Energy and Consumers Energy Officers, as amended effective as of March 14, 2014
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[3]	—	XBRL Instance Document
101.SCH[3]	—	XBRL Taxonomy Extension Schema
101.CAL[3]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[3]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[3]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[3]	—	XBRL Taxonomy Extension Presentation Linkbase

1 Obligations of CMS Energy or its subsidiaries, but not of Consumers

2 Management contract or compensatory plan or arrangement.

3 The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”