Form 10-Q
period 2014-06-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2014-07-24
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 7, 2014:

CMS Energy Corporation:

CMS Energy Common Stock, $0.01 par value
(including 1,091,320 shares owned by Consumers Energy Company)	276,062,395

Consumers Energy Company:

Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended

June 30, 2014

(This page intentionally left blank)

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2008 Energy Law	Comprehensive energy reform package enacted in Michigan in 2008

2013 Form 10-K	Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2013

ABATE	Association of Businesses Advocating Tariff Equity

ASU	Financial Accounting Standards Board Accounting Standards Update

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan, in which CMS Energy sold its interest in 2002

bcf	Billion cubic feet

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company, formerly known as CMS Field Services

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CCR	Coal combustion residual

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980

CFO	Chief Financial Officer

Clean Air Act	Federal Clean Air Act of 1963, as amended

Clean Water Act	Federal Water Pollution Control Act of 1972, as amended

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly known as CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM in 2004

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy

Consumers 2014 Securitization Funding

Consumers 2014 Securitization Funding LLC, a wholly owned consolidated bankruptcy-remote subsidiary of Consumers and special-purpose entity organized for the sole purpose of purchasing and owning Securitization property, issuing Securitization bonds, and pledging its interest in Securitization property to a trustee to collateralize the Securitization bonds

CSAPR	The Cross-State Air Pollution Rule

DB SERP	Defined Benefit Supplemental Executive Retirement Plan

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DOE	U.S. Department of Energy

EBITDA	Earnings before interest, taxes, depreciation, and amortization

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

Environmental Mitigation Projects	Environmentally beneficial projects that a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

fine particulate matter	Particulate matter that is 2.5 microns or less in diameter

FMB	First mortgage bond

FOV	Finding of Violation

FTR	Financial transmission right

GAAP	U.S. Generally Accepted Accounting Principles

GCR	Gas cost recovery

Health Care Acts	Comprehensive health care reform enacted in March 2010, comprising the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act

kWh	Kilowatt-hour, a unit of energy equal to one thousand watt-hours

Ludington	Ludington pumped-storage plant, jointly owned by Consumers and DTE Electric Company, a non-affiliated company

MACT	Maximum Achievable Control Technology, which is the emission control that is achieved in practice by the best-controlled similar source

MATS	Mercury and Air Toxics Standards, which limit mercury, acid gases, and other toxic pollution from coal-fueled and oil-fueled power plants

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDEQ	Michigan Department of Environmental Quality

MDL	A pending multi-district litigation case in Nevada arising out of several consolidated cases

MGP	Manufactured gas plant

MISO	Midcontinent Independent System Operator, Inc.

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

•                 changes in the performance of or regulations applicable to MISO, Michigan Electric Transmission Company, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers;

•                 the adoption of federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, including those related to energy policy and ROA, gas pipeline safety, the environment, regulation or deregulation, health care reforms (including the Health Care Acts), taxes, accounting matters, and other business issues that could have an impact on CMS Energy’s or Consumers’ businesses or financial results, including laws or regulations regarding climate change and air emissions and potential effects of the Dodd-Frank Act and related regulations on CMS Energy, Consumers, or any of their affiliates;

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

•                 changes in energy markets, including availability and price of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, and certain related products;

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

•                 loss of customer demand for electric generation supply to alternative energy suppliers or to increased use of distributed generation;

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

•                 factors affecting development of electric generation projects and gas and electric distribution infrastructure replacement and expansion projects, including those related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, and government approvals;

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

All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings.  For additional details regarding these and other uncertainties, see Part I – Item 1. Consolidated Financial Statements (Unaudited) – Notes to the Unaudited Consolidated Financial Statements – Note 2, Regulatory Matters and Note 3, Contingencies and Commitments; Part I – Item 2. MD&A – Outlook; and Part II – Item 1A. Risk Factors.

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

CUSTOMER VALUE

Consumers is undertaking a number of initiatives that reflect its intensified customer focus.  Consumers’ planned investments in reliability are aimed at improving safety, reducing customer outage frequency, reducing repetitive outages, and increasing customer satisfaction.  Also, in order to minimize increases in customer base rates, Consumers has undertaken several additional initiatives to reduce costs through voluntary separation plans, accelerated pension funding, employee and retiree health-care cost sharing, negotiated labor agreements, information system efficiencies, and productivity improvements.  Consumers has also received approval from the MPSC to issue Securitization bonds and to accelerate the recognition of certain tax benefits, both of which will result in cost savings for customers.  These initiatives, together with Consumers’ plans to accelerate further cost reductions, should allow Consumers to avoid increasing electric and gas base rates through 2014.

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

•                 Gas Rate Case:  In July 2014, Consumers filed an application with the MPSC seeking an annual rate increase of $88 million, based on a 10.7 percent authorized return on equity.  The filing requested authority to recover new investments that will allow Consumers to improve system reliability, comply with regulations, and enhance technology.  Costs associated with these investments represent an annual rate increase of $144 million; this amount is offset partially by reductions in the revenue requirement associated with working capital and other cost reductions.  This would be Consumers’ first gas base rate increase since 2012.

The filing also seeks approval of two rate adjustment mechanisms:  a mechanism that would reconcile annually Consumers’ actual nonfuel revenues with the revenues approved by the MPSC, and a mechanism that would allow recovery of an additional $92 million associated with investments in the period January 2016 through December 2017, subject to reconciliation.

•                 Securitization Financing Order:  In July 2014, Consumers, through its subsidiary Consumers 2014 Securitization Funding, issued $378 million of Securitization bonds with tenors of six, 11, and 15 years, maturing from 2020 to 2029.  These bonds will finance the recovery of the remaining book value of seven smaller coal-fueled electric generating units and three smaller gas-fueled electric generating units that Consumers plans to retire by April 2016.  The MPSC approved the issuance of these bonds in its December 2013 Securitization financing order, and authorized Consumers to collect from its retail electric customers, with some exceptions, Securitization charges to cover the principal and interest on the bonds as well as certain other qualified costs.

The 2008 Energy Law limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At June 30, 2014, Consumers’ electric deliveries under the ROA program were at the ten-percent limit.  Bills have been introduced to the Michigan House of Representatives and the Michigan Senate to raise or remove the ROA limit.  The House bill also proposes to deregulate electric generation service in Michigan within two years.  Consumers is unable to predict the outcome of these legislative proposals.  In addition, the Michigan legislature has conducted hearings on the subject of energy competition.  If the ROA limit were increased or if electric generation service in Michigan were deregulated, it could have a material adverse effect on Consumers’ financial results and operations.

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

FINANCIAL PERFORMANCE

For the six months ended June 30, 2014, CMS Energy’s net income available to common stockholders was $287 million, and diluted EPS were $1.05.  This compares with net income available to common stockholders of $224 million and diluted EPS of $0.83 for the six months ended June 30, 2013.  Among the factors contributing to CMS Energy’s improved performance in 2014 were increased gas and electric deliveries due to colder weather and benefits from an electric rate increase.

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

CMS Energy and Consumers believe that economic conditions in Michigan are improving.  Consumers expects its electric deliveries to increase annually by up to 0.5 percent on average through 2018, driven largely by the continued rise in industrial production.  Excluding the impacts of energy efficiency programs, Consumers expects its electric deliveries to increase by about 1.0 to 1.5 percent annually through 2018.  Consumers is projecting that its gas deliveries will remain relatively stable through 2018.  This outlook reflects growth in gas demand offset by energy efficiency and conservation.

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

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

In Millions, Except Per Share Amounts
	Three Months Ended			Six Months Ended
June 30	2014	2013	Change	2014	2013	Change
Net Income Available to Common Stockholders	$83	$80	$3	$287	$224	$63
Basic Earnings Per Share	$0.31	$0.30	$0.01	$1.07	$0.85	$0.22
Diluted Earnings Per Share	$0.30	$0.29	$0.01	$1.05	$0.83	$0.22

In Millions
June 30	2014	2013	Change	2014	2013	Change
Electric utility	$98	$93	$5	$198	$159	$39
Gas utility	9	5	4	130	101	29
Enterprises	2	1	1	4	5	(1)
Corporate interest and other	(26)	(19)	(7)	(45)	(41)	(4)
Net Income Available to Common Stockholders	$83	$80	$3	$287	$224	$63

Presented in the following table are specific after-tax changes to net income available to common stockholders:

In Millions
	June 30, 2014 better/(worse) than 2013
Reasons for the change	Three Months Ended		Six Months Ended
Gas sales	$1		$31
Electric sales	-		10
Electric rate increase	2		23
Tax benefit associated with MPSC accounting order	7		23
Lower employee benefit costs, net of operating and maintenance cost increases	3		12
Depreciation and property taxes	(11)		(26)
Other	7	$9	(5)	$68

EnerBank earnings		1		1
Early extinguishment of debt		(8)		(8)
Subsidiary earnings of enterprises segment		1		(1)
Other		-		3
Total change		$3		$63

CONSUMERS ELECTRIC UTILITY RESULTS OF OPERATIONS

	In Millions
	Three Months Ended			Six Months Ended
June 30	2014	2013	Change	2014	2013	Change
Net Income Available to Common Stockholders	$98	$93	$5	$198	$159	$39
Reasons for the change
Electric deliveries and rate increases			$11			$67
Power supply costs and related revenue			-			(2)
Other income, net of expenses			-			(5)
Maintenance and other operating expenses			(2)			6
Depreciation and amortization			(11)			(21)
General taxes			(5)			(7)
Interest charges			3			3
Income taxes			9			(2)
Total change			$5			$39

Following is a discussion of significant changes to net income available to common stockholders.

Electric deliveries and rate increases:  For the three months ended June 30, 2014, electric delivery revenues increased $11 million compared with 2013.  This change reflected a $5 million increase from a low-income assistance surcharge and a $6 million increase in other revenues, related primarily to Consumers’ renewable energy program.  Deliveries to end-use customers were 9.1 billion kWh in 2014 and 8.9 billion kWh in 2013.

For the six months ended June 30, 2014, electric delivery revenues increased $67 million compared with 2013.  This change reflected $33 million from a May 2013 rate increase that Consumers self-implemented in March 2013, $17 million from higher customer deliveries, an $11 million increase from a low-income assistance surcharge, and $6 million in other revenues, related primarily to Consumers’ renewable energy program.  Deliveries to end-use customers were 18.7 billion kWh in 2014 and 18.0 billion kWh in 2013.

Other income, net of expenses:  For the six months ended June 30, 2014, other income, net of expenses, decreased $5 million compared with 2013.  This decrease was due to a $2 million contribution to oppose certain Michigan legislative proposals related to ROA and to the absence, in 2014, of a $3 million gain related to a donation of CMS Energy stock by Consumers.

Maintenance and other operating expenses:  For the three months ended June 30, 2014, maintenance and other operating expenses increased $2 million compared with 2013.  This change was due primarily to $5 million of increased expenses related to a low-income assistance program, $5 million of increased forestry expenses, and a $2 million increase in other operating expenses.  These increases were offset largely by a $10 million reduction in OPEB costs resulting from OPEB Plan changes adopted in July 2013.

For the six months ended June 30, 2014, maintenance and other operating expenses decreased $6 million compared with 2013.  This decrease was due primarily to a $21 million reduction in OPEB costs resulting from OPEB Plan changes adopted in July 2013, offset partially by $11 million of increased expenses related to a low-income assistance program and a $4 million increase in other operating expenses.

Depreciation and amortization:  For the three months ended June 30, 2014, depreciation and amortization expense increased $11 million compared with 2013, and for the six months ended June 30, 2014, depreciation and amortization expense increased $21 million compared with 2013.  These changes were due primarily to increased plant in service in 2014.

General taxes:  For the three months ended June 30, 2014, general taxes increased $5 million compared with 2013, and for the six months ended June 30, 2014, general taxes increased $7 million compared with 2013, in each case due to increased property taxes, reflecting higher capital spending.

Income taxes:  For the three months ended June 30, 2014, income taxes decreased $9 million compared with 2013.  This change was due primarily to a benefit associated with the accelerated flow-through of income tax benefits under an MPSC accounting order that Consumers implemented in January 2014.

For the six months ended June 30, 2014, income taxes increased $2 million compared with 2013.  This change reflected a $15 million increase attributed to higher electric utility earnings, offset partially by a $13 million benefit associated with the accelerated flow-through of income tax benefits under an MPSC accounting order that Consumers implemented in January 2014.

CONSUMERS GAS UTILITY RESULTS OF OPERATIONS

	In Millions
	Three Months Ended			Six Months Ended
June 30	2014	2013	Change	2014	2013	Change
Net Income Available to Common Stockholders	$9	$5	$4	$130	$101	$29
Reasons for the change
Gas deliveries and rate increases			$6			$38
Other income, net of expenses			-			(3)
Maintenance and other operating expenses			3			11
Depreciation and amortization			(3)			(10)
General taxes			(1)			(3)
Interest charges			1			-
Income taxes			(2)			(4)
Total change			$4			$29

Following is a discussion of significant changes to net income available to common stockholders.

Gas deliveries and rate increases:  For the three months ended June 30, 2014, gas delivery revenues increased $6 million compared with 2013, due to higher customer deliveries.  Deliveries to end-use customers were 48 bcf in 2014 and 47 bcf in 2013.

For the six months ended June 30, 2014, gas delivery revenues increased $38 million compared with 2013.  This change reflected $45 million of higher customer deliveries, due primarily to colder weather in 2014, offset partially by a $6 million decrease associated with the energy efficiency program and a $1 million decrease in other revenues.  Deliveries to end-use customers were 205 bcf in 2014 and 179 bcf in 2013.

Maintenance and other operating expenses:  For the three months ended June 30, 2014, maintenance and other operating expenses decreased $3 million compared with 2013.  This decrease was due to a

$6 million reduction in OPEB costs resulting from OPEB Plan changes adopted in July 2013, offset partially by a $3 million increase in uncollectible accounts expense.

For the six months ended June 30, 2014, maintenance and other operating expenses decreased $11 million compared with 2013.  This decrease was due to a $13 million reduction in OPEB costs resulting from OPEB Plan changes adopted in July 2013 and a $6 million decrease in expenses related to the energy efficiency program.  These decreases were offset partially by a $4 million increase in uncollectible accounts expense and a $4 million increase in other operating expenses.

Depreciation and amortization:  For the three months ended June 30, 2014, depreciation and amortization expense increased $3 million compared with 2013, and for the six months ended June 30, 2014, depreciation and amortization expense increased $10 million compared with 2013.  These changes were due to increased plant in service in 2014.

Income taxes:  For the six months ended June 30, 2014, income taxes increased $4 million compared with 2013.  This change reflected a $14 million increase attributed primarily to higher gas utility earnings, offset partially by a $10 million benefit associated with the accelerated flow-through of income tax benefits under an MPSC accounting order that Consumers implemented in January 2014.

ENTERPRISES RESULTS OF OPERATIONS

	In Millions
	Three Months Ended			Six Months Ended
June 30	2014	2013	Change	2014	2013	Change
Net Income Available to Common Stockholders	$2	$1	$1	$4	$5	$(1)

For the three months ended June 30, 2014, net income of the enterprises segment increased $1 million compared with 2013, due primarily to higher earnings from gas marketing and new power sales contracts.

For the six months ended June 30, 2014, net income of the enterprises segment decreased $1 million compared with 2013, due primarily to higher fuel costs.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

	In Millions
	Three Months Ended			Six Months Ended
June 30	2014	2013	Change	2014	2013	Change
Net Income (Loss) Available to Common Stockholders	$(26)	$(19)	$(7)	$(45)	$(41)	$(4)

For the three months ended June 30, 2014, corporate interest and other net expenses increased $7 million compared with 2013, due primarily to an $8 million loss on the early extinguishment of debt, offset partially by higher earnings at EnerBank.

For the six months ended June 30, 2014, corporate interest and other net expenses increased $4 million compared with 2013, due primarily to an $8 million loss on the early extinguishment of debt, offset partially by a $3 million reduction in miscellaneous corporate costs and higher earnings at EnerBank.

CASH POSITION, INVESTING, AND FINANCING

At June 30, 2014, CMS Energy had $389 million of consolidated cash and cash equivalents, which included $31 million of restricted cash and cash equivalents.  At June 30, 2014, Consumers had $129 million of consolidated cash and cash equivalents, which included $31 million of restricted cash and cash equivalents.

OPERATING ACTIVITIES

Presented in the following table are specific components of net cash provided by operating activities for the six months ended June 30, 2014 and 2013:

	In Millions
Six Months Ended June 30	2014	2013	Change
CMS Energy, including Consumers
Net income	$288	$225	$63
Non-cash transactions[1]	536	580	(44)
	824	805	19
Postretirement benefits contributions	(4)	(88)	84
Proceeds from government grant	-	69	(69)
Changes in core working capital[2]	96	350	(254)
Changes in other assets and liabilities, net	21	(41)	62
Net cash provided by operating activities	$937	$1,095	$(158)
Consumers
Net income	$330	$262	$68
Non-cash transactions[1]	456	527	(71)
	786	789	(3)
Postretirement benefits contributions	(2)	(86)	84
Proceeds from government grant	-	69	(69)
Changes in core working capital[2]	105	350	(245)
Changes in other assets and liabilities, net	27	(37)	64
Net cash provided by operating activities	$916	$1,085	$(169)

1 Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

2 Core working capital comprises accounts receivable and accrued revenues (including accrued power supply and gas revenues), inventories, accounts payable, and accrued rate refunds.

For the six months ended June 30, 2014, net cash provided by operating activities at CMS Energy decreased $158 million compared with 2013, and net cash provided by operating activities at Consumers decreased $169 million compared with 2013.  The decreases were due primarily to an increase in gas and power supply underrecoveries as a result of severe winter weather, lower initial gas inventory levels, and the absence, in 2014, of the receipt of a $69 million renewable energy grant.  These changes were offset partially by a decrease in postretirement benefits contributions and higher cash collections of accounts receivable from customers.

INVESTING ACTIVITIES

Presented in the following table are specific components of net cash used in investing activities for the six months ended June 30, 2014 and 2013:

	In Millions
Six Months Ended June 30	2014	2013	Change
CMS Energy, including Consumers
Capital expenditures	$(663)	$(580)	$(83)
Change in EnerBank notes receivable	(86)	1	(87)
Costs to retire property and other	(34)	(37)	3
Net cash used in investing activities	$(783)	$(616)	$(167)
Consumers
Capital expenditures	$(660)	$(579)	$(81)
Costs to retire property and other	(34)	(34)	-
Net cash used in investing activities	$(694)	$(613)	$(81)

For the six months ended June 30, 2014, net cash used in investing activities at CMS Energy increased $167 million compared with 2013, and net cash used in investing activities at Consumers increased $81 million compared with 2013.  The changes were due primarily to an increase in capital expenditures under Consumers’ capital investment program.  At CMS Energy, the change was also due to an increase in EnerBank consumer lending.

FINANCING ACTIVITIES

Presented in the following table are specific components of net cash provided by (used in) financing activities for the six months ended June 30, 2014 and 2013:

	In Millions
Six Months Ended June 30	2014	2013	Change
CMS Energy, including Consumers
Issuance of debt	$783	$788	$(5)
Retirement of debt	(456)	(586)	130
Payment of common and preferred stock dividends	(146)	(135)	(11)
Decrease in notes payable	(170)	(110)	(60)
Other financing activities	21	8	13
Net cash provided by (used in) financing activities	$32	$(35)	$67
Consumers
Issuance of debt	$-	$425	$(425)
Retirement of debt	(21)	(445)	424
Payment of common and preferred stock dividends	(256)	(195)	(61)
Stockholder contribution from CMS Energy	315	150	165
Decrease in notes payable	(170)	(110)	(60)
Other financing activities	(10)	(16)	6
Net cash used in financing activities	$(142)	$(191)	$49

For the six months ended June 30, 2014, net cash provided by financing activities at CMS Energy increased $67 million compared with 2013 and net cash used in financing activities at Consumers decreased $49 million compared with 2013.  At CMS Energy, the change was due primarily to a decrease in debt retirements, offset partially by higher repayments under Consumers’ accounts receivable sales program.  At Consumers, the change was due primarily to an increase in cash contributions by the parent, offset partially by increases in common stock dividend payments and repayments under Consumers’ accounts receivable sales program.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations.  The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors.  In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation, and potentially by provisions under the Federal Power Act and the Natural Gas Act and FERC requirements.  For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization – Dividend Restrictions.  For the six months ended June 30, 2014, Consumers paid $255 million in common stock dividends to CMS Energy.

In April 2013, CMS Energy entered into a continuous equity offering program permitting it to sell, from time to time through “at the market” offerings, common stock having an aggregate sales price of up to $50 million.  In March 2014, CMS Energy issued common stock under this program and received net proceeds of $30 million.

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations.  As a result of accelerated pension funding in recent years and several initiatives to reduce costs, Consumers anticipates continued strong cash flows from operating activities in 2014.

CMS Energy’s and Consumers’ access to the financial and capital markets depends on their credit ratings and on market conditions.  As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets and, barring major market dislocations or disruptions, they expect to continue to have such access.  If access to these markets were to diminish or otherwise become restricted, however, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending.  CMS Energy and Consumers had the following secured revolving credit facilities available at June 30, 2014:

					In Millions
	Amount of	Amount	Letters of Credit	Amount
	Facility	Borrowed	Outstanding	Available	Expiration Date
CMS Energy
Revolving credit facility[1]	$550	$-	$2	$548	December 2018
Consumers
Revolving credit facility[2]	$650	$-	$-	$650	December 2018
Revolving credit facility[2]	30	-	30	-	May 2018

1 Obligations under this facility are secured by Consumers common stock.

2 Obligations under this facility are secured by FMBs of Consumers.

CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit.  An additional source of liquidity is Consumers’ revolving accounts receivable sales program, which allows it to transfer up to $250 million of eligible accounts receivable as a secured borrowing.  At June 30, 2014, $250 million of accounts receivable were eligible for transfer under this program.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein.  At June 30, 2014, no default had occurred with respect to any financial covenants contained in

CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities.  CMS Energy and Consumers were each in compliance with these covenants as of June 30, 2014, as presented in the following table:

June 30, 2014
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

OFF-BALANCE-SHEET ARRANGEMENTS

CMS Energy, Consumers, and certain of their subsidiaries also enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties.  These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees.  Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms.  The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $469 million at June 30, 2014.  While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition.  For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments – Guarantees.

OUTLOOK

Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations.  These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position.  For additional details regarding these and other uncertainties, see Forward-Looking Statements and Information; Note 2, Regulatory Matters; Note 3, Contingencies and Commitments; and Part II – Item 1A. Risk Factors.

CONSUMERS ELECTRIC UTILITY AND GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Energy Optimization Plan:  The 2008 Energy Law requires Consumers to achieve energy savings equivalent to annual usage reduction targets through at least 2015.  The targets increase annually, with the goal of achieving cumulative reductions of 5.6 percent in customers’ electricity use and 3.9 percent in customers’ natural gas use by December 31, 2015.  Under its energy optimization plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs.  At June 30, 2014,

Consumers had achieved cumulative reductions of 5.5 percent in customers’ electricity use and 3.7 percent in customers’ natural gas use.

Smart Energy:  Consumers’ grid modernization effort continues.  In 2012, Consumers began installing smart meters for electric residential and small business customers in western Michigan.  One of the functions of smart meters is to allow customers to monitor and manage their energy usage, which Consumers expects will help reduce demand during critical peak times, resulting in lower peak electric capacity requirements.  The installation of smart meters should also provide for both operational and customer benefits.  As of June 30, 2014, Consumers had upgraded 256,000 electric customers in western Michigan to smart meters.  Of the customers scheduled for the upgrade, 0.5 percent have chosen not to participate in the smart meter program.

Consumers is able to read and bill from smart meters remotely; further functionality will continue to be added through mid-2015.  Consumers expects to have installed 385,000 smart meters throughout western Michigan by the end of 2014 and to have completed the installation of smart meters throughout its service territory by the end of 2017.  Consumers also plans to install communication modules on gas meters in areas where Consumers provides both electricity and natural gas to customers.

CONSUMERS ELECTRIC UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Balanced Energy Initiative:  Consumers continues to experience increasing demand for electricity due to Michigan’s recovering economy and increased use of air conditioning, consumer electronics, and other electric devices, offset partially by the predicted effects of energy efficiency and conservation.  With the planned retirement of seven smaller coal-fueled electric generating units and the potential tightening of the MISO capacity market, Consumers could experience a shortfall in generation capacity of up to 1,500 MW in 2016.  In order to address future capacity requirements and growing electric demand in Michigan, Consumers updated its balanced energy initiative, a comprehensive energy resource plan designed to meet the short-term and long-term electricity needs of its customers through:

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

The 2008 Energy Law also requires Consumers to obtain 500 MW of new capacity from renewable energy resources by the end of 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties.  Through June 2014, Consumers has contracted for the purchase of 298 MW of nameplate capacity from renewable energy suppliers and owns 100 MW of nameplate capacity at its Lake Winds® Energy Park.

Consumers expects to meet the balance of the renewable capacity requirement one year earlier than required, through the completion of its Cross Winds® Energy Park, a 105-MW wind park in Tuscola County, Michigan.  Consumers began construction of Cross Winds® Energy Park in October 2013 and expects to begin operations in late 2014.  Cross Winds® Energy Park will qualify for certain federal production tax credits that should reduce significantly the cost of meeting the renewable requirements of the 2008 Energy Law.  Consumers expects to qualify for $100 million to $120 million of federal production tax credits, which will be based on the wind project’s production over its first ten years of operation.  These cost savings will be passed on to customers.

Electric Customer Deliveries and Revenue:  Consumers’ electric customer deliveries are largely dependent on Michigan’s economy.  Consumers expects weather-adjusted electric deliveries to increase in 2014 by 1.5 to 2.5 percent compared with 2013.

Over the next five years, Consumers expects average electric delivery growth of up to 0.5 percent annually.  This increase reflects growth in electric demand, offset partially by the predicted effects of energy efficiency programs and appliance efficiency standards.  Actual delivery levels will depend on:

•                 energy conservation measures and results of energy efficiency programs;

•                 fluctuations in weather; and

•                 Michigan economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity.

Electric ROA:  A Michigan statute enacted in 2000 allows Consumers’ electric customers to buy electric generation service from Consumers or from alternative electric suppliers.  The 2008 Energy Law revised the statute by limiting alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At June 30, 2014, electric deliveries under the ROA program were at the ten-percent limit and alternative electric suppliers were providing 788 MW of generation service to ROA customers.  Of Consumers’ 1.8 million electric customers, 309 customers, or 0.02 percent, purchased electric generation service under the ROA program.  Consumers expects 2014 electric deliveries under the ROA program to be at a similar level to 2013.

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

Electric Transmission:  In 2011, FERC issued an order in a rulemaking proceeding concerning regional electric transmission planning and cost allocations.  Consumers and several other electric utilities filed a joint petition seeking clarification/rehearing of FERC’s order and opposing the allocation methodology.  In 2012, following FERC’s denial of their requests for clarification/rehearing, Consumers and several other electric utilities filed a petition for review of FERC’s order with the U.S. Court of Appeals for the D.C. Circuit.  In March 2014, the U.S. Court of Appeals conducted oral arguments on this matter.

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

Depreciation Rate Case:  In June 2014, Consumers filed a depreciation case related to its electric and common utility property, requesting to increase depreciation expense, and its recovery of that expense, by $28 million annually.

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

Air Quality:  In 2011, the EPA released CSAPR, a final replacement rule for CAIR, which requires Michigan and 27 other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states.  In 2012, the U.S. Court of Appeals for the D.C. Circuit voided CSAPR and held that CAIR would remain in place until the EPA promulgated a new rule.  This matter was appealed to the U.S. Supreme Court, which upheld and remanded CSAPR back to the D.C. Circuit for additional action in April 2014.  The D.C. Circuit directed parties to file motions to govern further proceedings.  The EPA and environmental groups are seeking to make CSAPR effective in 2015.

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

MATS is presently being litigated and the U.S. Court of Appeals for the D.C. Circuit recently denied the petitions challenging the final rule.  This matter has been appealed to the U.S. Supreme Court.

In 2012, the EPA finalized a rule that strengthens the air quality standard for fine particulate matter.  This rule was litigated in the U.S. Court of Appeals for the D.C. Circuit and was upheld in May 2014.  Consumers expects short-term impacts to be limited, but this new standard could give rise to air quality concerns in states downwind of Michigan and put pressure on Michigan and other Midwestern states to reduce emissions further.  Given its present strategy for CAIR, CSAPR, and MATS compliance, however, Consumers will already be achieving significant reductions in emissions that contribute to the formation of fine particulate matter.

Presently, Consumers’ strategy to comply with air quality regulations, including CAIR, CSAPR, and MATS, involves the installation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA rulemakings, litigation, and congressional action.  This evaluation could result in:

•                 changes in environmental compliance costs related to Consumers’ coal-fueled power plants;

•                 a change in the fuel mix at coal-fueled and oil-fueled power plants;

•                 changes in how certain plants are used; and

•                 the retirement, mothballing, or repowering with an alternative fuel of some of Consumers’ generating units.

The MDEQ renewed and issued the Renewable Operating Permit for the B.C. Cobb plant in August 2011 and for the J.H. Campbell plant in July 2013 after an extensive review and a public comment period.  The Sierra Club and the Natural Resources Defense Council filed separate petitions with the EPA to object to the MDEQ’s issuance of the state Renewable Operating Permit for both of these facilities, alleging that the facilities are not in compliance with certain provisions of the Clean Air Act, including NSR and Title V.  Consumers has responded to these allegations.  The EPA could either deny the petition outright or grant the petition and remand the matter to the MDEQ for further action.  The Sierra Club or the Natural Resources Defense Council could also file suit in federal district court seeking EPA action on the petition.  Consumers is unable to predict the outcome of these actions.

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

In January 2014, the EPA published proposed rules pursuant to Section 111(b) of the Clean Air Act to limit carbon dioxide emissions from new electric generating units.  New coal-fueled units would not be able to meet this limit without installing carbon dioxide control equipment using such methods as carbon capture and sequestration.  The proposed rules for new sources are expected to be finalized in 2014.

In June 2014, the EPA published proposed rules pursuant to Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units, calling the rules the “Clean Power Plan.”  The proposed rules would require a 30 percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels).  Each state would have a tailored target based on its circumstances, and Michigan specifically would be required to achieve approximately a 31 percent reduction from 2012 levels.  The rules for existing sources are expected to be finalized by June 2015.  Subsequent state implementation plans are due by June 30, 2016, but extensions are available.  In addition, the Clean Power Plan is presently being litigated.

Consumers believes that its balanced energy initiative, its present carbon reduction target, and its emphasis on supply diversity will position it favorably to deal with the impact of carbon regulation, but cannot predict the final outcome of either of these EPA proposals.  Consumers will continue to monitor regulatory activity regarding greenhouse gas emissions standards that may affect electric generating units.

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

Water:  In May 2014, the EPA released a prepublication version of a final rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act aimed at reducing alleged harmful impacts on fish and shellfish.  Consumers does not expect any changes to its environmental strategy as a result of the final rule.  Consumers also expects the EPA to issue final regulations in 2015 that may require physical and/or chemical treatment of wastewater discharges from electric generating plants.  Consumers will evaluate these rules and their potential impacts on Consumers’ electric generating plants once they are final.

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

CONSUMERS GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Gas Deliveries:  Consumers expects weather-adjusted gas deliveries in 2014 to increase by 1.5 to 2.0 percent compared with 2013 due to the addition of gas-fired electric generation in its service territory.  Over the next five years, Consumers expects weather-adjusted gas deliveries to remain relatively stable.  This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation.  Actual delivery levels from year to year may vary from this expectation due to:

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

Gas Transmission:  In May 2013, the MPSC approved Consumers’ application to build a 24-mile, 36-inch natural gas pipeline in St. Joseph and Branch Counties, Michigan, and Consumers began construction in October 2013.  Consumers expects that it will spend $111 million for this project, and that the pipeline will be operational by the end of 2014.

Gas Transportation:  In 2012, Trunkline filed a proposal with FERC to cease transporting natural gas through one of its two main transmission pipelines serving Michigan.  More than 60 percent of the natural gas supplied to Consumers’ gas customers is delivered by Trunkline’s two main transmission pipelines.  In August 2012, Consumers filed a motion with FERC to protest against the proposed abandonment on the grounds that it would negatively impact customers and that it could hamper the development of gas-fueled electric generation in Michigan.  In its motion, Consumers stated that if Trunkline’s proposal is granted, the abandonment could result in higher gas prices and reduced availability for Michigan gas customers.  Michigan’s governor, the MPSC, and various other parties also filed protests with FERC.  In November 2013, however, FERC issued an order granting the abandonment request and giving Trunkline one year to complete the abandonment.  Consumers filed a request for rehearing of FERC’s order in December 2013.  In April 2014, FERC denied Consumers’ request for rehearing.

Gas Rate Case:  In July 2014, Consumers filed an application with the MPSC seeking an annual rate increase of $88 million, based on a 10.7 percent authorized return on equity.  The filing requested authority to recover new investments that will allow Consumers to improve system reliability, comply with regulations, and enhance technology.  Costs associated with these investments represent an annual rate increase of $144 million; this amount is offset partially by reductions in the revenue requirement associated with working capital and other cost reductions.  This would be Consumers’ first gas base rate increase since 2012.

The filing also seeks approval of two rate adjustment mechanisms:  a mechanism that would reconcile annually Consumers’ actual nonfuel revenues with the revenues approved by the MPSC, and a mechanism that would allow recovery of an additional $92 million associated with investments in the period January 2016 through December 2017, subject to reconciliation.

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

OTHER OUTLOOK AND UNCERTAINTIES

EnerBank:  EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements.  EnerBank represented three percent of CMS Energy’s net assets at June 30, 2014, and four percent of CMS Energy’s net income available to common stockholders for the six months ended June 30, 2014.  The carrying value of EnerBank’s loan portfolio was $770 million at June 30, 2014.  Its loan portfolio was funded primarily by deposit liabilities of $730 million.  The twelve-month rolling average default rate on loans held by EnerBank has remained stable at 0.6 percent at June 30, 2014.  CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate.  With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of June 30, 2014.

Litigation:  CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business.  For additional details regarding these and other legal matters, see Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.

NEW ACCOUNTING STANDARDS

For details regarding new accounting standards issued but not yet effective, see Note 1, New Accounting Standards.

CMS Energy Corporation

Consolidated Statements of Income

(Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2014	2013	2014	2013

Operating Revenue	$1,468	$1,406	$3,991	$3,385

Operating Expenses
Fuel for electric generation	154	147	373	301
Purchased and interchange power	359	347	857	680
Purchased power – related parties	22	23	46	46
Cost of gas sold	187	166	1,021	773
Maintenance and other operating expenses	304	304	570	586
Depreciation and amortization	151	137	350	318
General taxes	56	50	131	120
Total operating expenses	1,233	1,174	3,348	2,824

Operating Income	235	232	643	561

Other Income (Expense)
Interest income	1	2	1	2
Allowance for equity funds used during construction	2	1	4	4
Income from equity method investees	3	3	7	8
Other income	3	2	6	5
Other expense	(16)	(3)	(23)	(6)
Total other income (expense)	(7)	5	(5)	13

Interest Charges
Interest on long-term debt	99	99	196	193
Other interest expense	3	4	8	9
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(2)
Total interest charges	101	102	202	200

Income Before Income Taxes	127	135	436	374
Income Tax Expense	43	54	148	149

Net Income	84	81	288	225
Income Attributable to Noncontrolling Interests	1	1	1	1

Net Income Available to Common Stockholders	$83	$80	$287	$224

Basic Earnings Per Average Common Share	$0.31	$0.30	$1.07	$0.85
Diluted Earnings Per Average Common Share	$0.30	$0.29	$1.05	$0.83

Dividends Declared Per Common Share	$0.27	$0.255	$0.54	$0.51

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2014	2013	2014	2013

Net Income	$84	$81	$288	$225

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $1 for all periods	1	1	1	2

Investments
Unrealized loss on investments, net of tax of $- for all periods	-	(3)	-	(3)

Derivative Instruments
Reclassification adjustments included in net income, net of tax of $- for all periods	-	-	1	-

Other Comprehensive Income (Loss)	1	(2)	2	(1)

Comprehensive Income	85	79	290	224

Comprehensive Income Attributable to Noncontrolling Interests	1	1	1	1

Comprehensive Income Attributable to CMS Energy	$84	$78	$289	$223

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Cash Flows

(Unaudited)

In Millions
Six Months Ended June 30	2014	2013

Cash Flows from Operating Activities
Net income	$288	$225
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	350	318
Deferred income taxes and investment tax credit	137	135
Postretirement benefits expense	11	95
Other non-cash operating activities	38	32
Postretirement benefits contributions	(4)	(88)
Proceeds from government grant	-	69
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	(14)	85
Inventories	108	253
Accounts payable and accrued refunds	2	12
Other current and non-current assets and liabilities	21	(41)
Net cash provided by operating activities	937	1,095

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(663)	(580)
Cost to retire property	(36)	(23)
Other investing activities	(84)	(13)
Net cash used in investing activities	(783)	(616)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	550	675
Proceeds from (retirements of) EnerBank notes, net	78	(28)
Issuance of common stock	37	28
Retirement of long-term debt	(301)	(445)
Payment of common and preferred stock dividends	(146)	(135)
Decrease in notes payable	(170)	(110)
Payment of capital lease obligations and other financing costs	(16)	(20)
Net cash provided by (used in) financing activities	32	(35)

Net Increase in Cash and Cash Equivalents	186	444

Cash and Cash Equivalents, Beginning of Period	172	93

Cash and Cash Equivalents, End of Period	$358	$537

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets

(Unaudited)

ASSETS
In Millions
	June 30	December 31
	2014	2013

Current Assets
Cash and cash equivalents	$358	$172
Restricted cash and cash equivalents	31	32
Accounts receivable and accrued revenue, less allowances of $36 in 2014 and $33 in 2013	754	914
Notes receivable	88	63
Accounts receivable – related parties	11	10
Accrued power supply and gas revenue	152	-
Inventories at average cost
Gas in underground storage	582	660
Materials and supplies	109	107
Generating plant fuel stock	84	114
Deferred income taxes	29	126
Deferred property taxes	148	202
Regulatory assets	11	40
Prepayments and other current assets	108	86
Total current assets	2,465	2,526

Plant, Property, and Equipment
Plant, property, and equipment, gross	16,583	16,184
Less accumulated depreciation and amortization	5,242	5,087
Plant, property, and equipment, net	11,341	11,097
Construction work in progress	1,339	1,149
Total plant, property, and equipment	12,680	12,246

Other Non-current Assets
Regulatory assets	1,463	1,530
Accounts and notes receivable, less allowances of $5 in 2014 and 2013	687	646
Investments	62	59
Other	362	409
Total other non-current assets	2,574	2,644

Total Assets	$17,719	$17,416

LIABILITIES AND EQUITY
In Millions
	June 30	December 31
	2014	2013

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$439	$562
Notes payable	-	170
Accounts payable	587	585
Accounts payable – related parties	10	10
Accrued rate refunds	-	12
Accrued interest	103	96
Accrued taxes	225	297
Regulatory liabilities	70	67
Other current liabilities	129	146
Total current liabilities	1,563	1,945

Non-current Liabilities
Long-term debt	7,535	7,101
Non-current portion of capital leases and financing obligation	131	138
Regulatory liabilities	2,220	2,215
Postretirement benefits	241	239
Asset retirement obligations	329	325
Deferred investment tax credit	39	40
Deferred income taxes	1,676	1,616
Other non-current liabilities	303	306
Total non-current liabilities	12,474	11,980

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 275.0 shares in 2014 and 266.1 shares in 2013	3	3
Other paid-in capital	4,761	4,715
Accumulated other comprehensive loss	(20)	(22)
Accumulated deficit	(1,099)	(1,242)
Total common stockholders’ equity	3,645	3,454
Noncontrolling interests	37	37
Total equity	3,682	3,491

Total Liabilities and Equity	$17,719	$17,416

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity

(Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2014	2013	2014	2013

Total Equity at Beginning of Period	$3,655	$3,350	$3,491	$3,238

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	4,746	4,703	4,715	4,669
Common stock issued	8	8	45	37
Common stock repurchased	-	(1)	(6)	(1)
Common stock reissued	-	-	-	5
Conversion option on convertible debt	7	-	7	-
At end of period	4,761	4,710	4,761	4,710

Accumulated Other Comprehensive Loss
At beginning of period	(21)	(54)	(22)	(55)
Retirement benefits liability
At beginning of period	(21)	(55)	(21)	(56)
Amortization of net actuarial loss	1	1	1	2
At end of period	(20)	(54)	(20)	(54)
Investments
At beginning of period	-	2	-	2
Unrealized loss on investments	-	(3)	-	(3)
At end of period	-	(1)	-	(1)
Derivative instruments
At beginning of period	-	(1)	(1)	(1)
Reclassification adjustments included in net income	-	-	1	-
At end of period	-	(1)	-	(1)
At end of period	(20)	(56)	(20)	(56)

Accumulated Deficit
At beginning of period	(1,110)	(1,346)	(1,242)	(1,423)
Net income attributable to CMS Energy	83	80	287	224
Common stock dividends declared	(72)	(68)	(144)	(135)
At end of period	(1,099)	(1,334)	(1,099)	(1,334)

Noncontrolling Interests
At beginning of period	37	44	37	44
Income attributable to noncontrolling interests	1	1	1	1
Distributions, redemptions, and other changes in noncontrolling interests	(1)	(8)	(1)	(8)
At end of period	37	37	37	37

Total Equity at End of Period	$3,682	$3,360	$3,682	$3,360

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Income

(Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2014	2013	2014	2013

Operating Revenue	$1,387	$1,342	$3,769	$3,261

Operating Expenses
Fuel for electric generation	132	125	318	258
Purchased and interchange power	348	340	832	669
Purchased power – related parties	22	23	46	46
Cost of gas sold	167	154	935	754
Maintenance and other operating expenses	288	289	538	555
Depreciation and amortization	149	136	346	316
General taxes	54	48	128	117
Total operating expenses	1,160	1,115	3,143	2,715

Operating Income	227	227	626	546

Other Income (Expense)
Interest income	1	2	1	2
Allowance for equity funds used during construction	2	1	4	4
Other income	3	2	6	9
Other expense	(4)	(3)	(10)	(6)
Total other income	2	2	1	9

Interest Charges
Interest on long-term debt	59	60	118	119
Other interest expense	2	3	5	6
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(2)
Total interest charges	60	62	121	123

Income Before Income Taxes	169	167	506	432
Income Tax Expense	60	67	176	170

Net Income	109	100	330	262
Preferred Stock Dividends and Distribution	1	1	1	1

Net Income Available to Common Stockholder	$108	$99	$329	$261

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income

(Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2014	2013	2014	2013

Net Income	$109	$100	$330	$262

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $-, $1, $-, and $1	1	1	1	2

Investments
Unrealized gain (loss) on investments, net of tax of $1, $1, $2, and $1	1	(4)	3	-
Reclassification adjustments included in net income, net of tax of $-, $-, $-, and $(1)	-	-	-	(3)

Other Comprehensive Income (Loss)	2	(3)	4	(1)

Comprehensive Income	$111	$97	$334	$261

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Cash Flows

(Unaudited)

In Millions
Six Months Ended June 30	2014	2013

Cash Flows from Operating Activities
Net income	$330	$262
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	346	316
Deferred income taxes and investment tax credit	66	87
Postretirement benefits expense	12	93
Other non-cash operating activities	32	31
Postretirement benefits contributions	(2)	(86)
Proceeds from government grant	-	69
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	(6)	85
Inventories	101	249
Accounts payable and accrued refunds	10	16
Other current and non-current assets and liabilities	27	(37)
Net cash provided by operating activities	916	1,085

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(660)	(579)
Cost to retire property	(36)	(23)
Other investing activities	2	(11)
Net cash used in investing activities	(694)	(613)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	-	425
Retirement of long-term debt	(21)	(445)
Payment of common and preferred stock dividends	(256)	(195)
Stockholder contribution	315	150
Decrease in notes payable	(170)	(110)
Payment of capital lease obligations and other financing costs	(10)	(16)
Net cash used in financing activities	(142)	(191)

Net Increase in Cash and Cash Equivalents	80	281

Cash and Cash Equivalents, Beginning of Period	18	5

Cash and Cash Equivalents, End of Period	$98	$286

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets

(Unaudited)

ASSETS
In Millions
	June 30	December 31
	2014	2013

Current Assets
Cash and cash equivalents	$98	$18
Restricted cash and cash equivalents	31	31
Accounts receivable and accrued revenue, less allowances of $34 in 2014 and $31 in 2013	739	902
Notes receivable	-	14
Accounts receivable – related parties	1	4
Accrued power supply and gas revenue	152	-
Inventories at average cost
Gas in underground storage	582	653
Materials and supplies	104	103
Generating plant fuel stock	82	113
Deferred property taxes	148	202
Regulatory assets	11	40
Prepayments and other current assets	101	77
Total current assets	2,049	2,157

Plant, Property, and Equipment
Plant, property, and equipment, gross	16,441	16,044
Less accumulated depreciation and amortization	5,174	5,022
Plant, property, and equipment, net	11,267	11,022
Construction work in progress	1,337	1,147
Total plant, property, and equipment	12,604	12,169

Other Non-current Assets
Regulatory assets	1,463	1,530
Accounts and notes receivable	4	11
Investments	34	29
Other	233	283
Total other non-current assets	1,734	1,853

Total Assets	$16,387	$16,179

LIABILITIES AND EQUITY
In Millions
	June 30	December 31
	2014	2013

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$67	$64
Notes payable	-	170
Accounts payable	573	571
Accounts payable – related parties	14	13
Accrued rate refunds	-	12
Accrued interest	63	63
Accrued taxes	283	353
Deferred income taxes	121	55
Regulatory liabilities	70	67
Other current liabilities	97	112
Total current liabilities	1,288	1,480

Non-current Liabilities
Long-term debt	4,555	4,579
Non-current portion of capital leases and financing obligation	131	138
Regulatory liabilities	2,220	2,215
Postretirement benefits	182	179
Asset retirement obligations	328	324
Deferred investment tax credit	39	40
Deferred income taxes	2,143	2,115
Other non-current liabilities	251	252
Total non-current liabilities	9,849	9,842

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,572	3,257
Accumulated other comprehensive income (loss)	2	(2)
Retained earnings	798	724
Total common stockholder’s equity	5,213	4,820
Preferred stock	37	37
Total equity	5,250	4,857

Total Liabilities and Equity	$16,387	$16,179

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity

(Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2014	2013	2014	2013

Total Equity at Beginning of Period	$5,095	$4,803	$4,857	$4,582

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	3,407	3,257	3,257	3,107
Stockholder contribution	165	-	315	150
At end of period	3,572	3,257	3,572	3,257

Accumulated Other Comprehensive Income (Loss)
At beginning of period	-	(6)	(2)	(8)
Retirement benefits liability
At beginning of period	(17)	(24)	(17)	(25)
Amortization of net actuarial loss	1	1	1	2
At end of period	(16)	(23)	(16)	(23)
Investments
At beginning of period	17	18	15	17
Unrealized gain (loss) on investments	1	(4)	3	-
Reclassification adjustments included in net income	-	-	-	(3)
At end of period	18	14	18	14
At end of period	2	(9)	2	(9)

Retained Earnings
At beginning of period	810	667	724	598
Net income	109	100	330	262
Common stock dividends declared	(120)	(101)	(255)	(194)
Preferred stock dividends and distribution declared	(1)	(1)	(1)	(1)
At end of period	798	665	798	665

Preferred Stock
At beginning of period	37	44	37	44
Preferred stock redeemed	-	(7)	-	(7)
At end of period	37	37	37	37

Total Equity at End of Period	$5,250	$4,791	$5,250	$4,791

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

1:               NEW ACCOUNTING STANDARDS

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

ASU 2014-09, Revenue from Contracts with Customers:  This standard, which will become effective January 1, 2017 for CMS Energy and Consumers, was issued by the Financial Accounting Standards Board as a result of a joint project with the International Accounting Standards Board.  The Boards developed a common revenue recognition model that will be applied under GAAP and International Financial Reporting Standards.  The new guidance will replace most of the existing revenue recognition requirements in GAAP, although certain guidance specific to rate-regulated utilities will be retained.  CMS Energy and Consumers are evaluating the impact of the standard on their consolidated financial statements.

ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period:  This standard, which will become effective January 1, 2016 for CMS Energy and Consumers, addresses certain types of stock awards with performance targets.  The standard will apply to the restricted stock awards granted by CMS Energy and Consumers that are based on EPS growth relative to peers, to the extent that these awards are granted to retirement-eligible employees.  CMS Energy and Consumers do not expect the standard to have any impact on their consolidated financial statements since the guidance in the standard is consistent with the accounting presently applied to these awards.

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

Securitization Financing Order:  In July 2014, Consumers, through its subsidiary Consumers 2014 Securitization Funding, issued $378 million of Securitization bonds to finance the recovery of the remaining book value of seven smaller coal-fueled electric generating units and three smaller gas-fueled electric generating units that it plans to retire by April 2016.  The MPSC approved the issuance of these bonds in its December 2013 Securitization financing order, and authorized Consumers to collect from its retail electric customers, with some exceptions, Securitization charges to cover the principal and interest on the bonds as well as certain other qualified costs.

Major Maintenance Reconciliation:  In its June 2012 order in Consumers’ electric rate case, the MPSC allowed Consumers to defer major maintenance costs associated with its electric generating units in excess of the costs approved in the rate order and to recover those excess costs from customers, subject to MPSC approval.  In May 2014, Consumers filed an application with the MPSC to recover $11 million of such excess costs over a 12-month period.

Income Tax Benefits Accounting Order:  In September 2013, the MPSC issued an order authorizing Consumers to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993.  The order authorized Consumers to implement a regulatory treatment beginning January 2014 that will return $211 million of income tax benefits over five years to electric customers and $264 million of income tax benefits over 12 years to gas customers.  For the six months ended June 30, 2014, this new treatment reduced Consumers’ income tax expense by $23 million.  The new treatment, along with other cost saving initiatives that Consumers has undertaken, should allow Consumers to avoid increasing electric and gas base rates during 2014.

Gas Cost Recovery and Power Supply Cost Recovery:  Due to the impact on natural gas prices of extended periods of colder-than-normal winter weather in Michigan and throughout the United States during the three months ended March 31, 2014, Consumers’ natural gas fuel costs for this period were significantly higher than those projected in its 2013-2014 GCR plan.  Consumers calculated an $84 million underrecovery for the 2013-2014 GCR plan year and, in the reconciliation it filed in June 2014, requested approval to roll this underrecovery into its 2014-2015 GCR plan.

Consumers had also filed an amendment to its 2014-2015 GCR plan in February 2014, requesting approval to increase the 2014-2015 GCR factor to be charged to customers.  In May 2014, the MPSC issued an order approving a temporary increase to the GCR factor.  Consumers may charge the increased factor to customers until the MPSC issues a final order in Consumers’ 2014-2015 GCR plan.  Consumers had a $72 million GCR underrecovery recorded at June 30, 2014.

The severe winter weather also affected Consumers’ power supply costs.  Extreme cold weather and heavy snowfall inhibited the delivery and use of coal at Consumers’ coal-fueled generating units.  Additionally, increases in natural gas prices raised the cost of electricity purchased from the MISO energy market as well as the cost of power generated at Consumers’ gas-fueled generating units.  As a result, Consumers’ power supply costs for 2014 are expected to be significantly higher than those projected in the 2014 PSCR plan it submitted to the MPSC in September 2013.  Consumers had an $80 million PSCR underrecovery at June 30, 2014.

In March 2014, Consumers filed an amendment to its 2014 PSCR plan, requesting approval to increase the 2014 PSCR factor to be charged to customers beginning in July 2014.  Consumers self-implemented the revised factor in July 2014.

Energy Optimization Plan:  In May 2014, Consumers filed its annual report and reconciliation for its energy optimization plan, requesting approval of its energy optimization plan costs for 2013.  Consumers also requested approval to collect $18 million from customers as an incentive payment for exceeding statutory targets under both its electric and gas energy optimization plans during 2013.

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

CMS ENERGY CONTINGENCIES

Gas Index Price Reporting Litigation:  CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, have been named as defendants in five class action lawsuits arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information.  Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Kansas, Missouri, and Wisconsin.  Plaintiffs are making claims for the following:  full consideration damages, treble damages, exemplary damages, costs, interest, and/or attorney fees.

After removal to federal court, all of the cases were transferred to the MDL.  In 2010 and 2011, all claims against CMS Energy defendants in the MDL cases were dismissed based on FERC preemption.  Plaintiffs filed appeals in all of the cases.  The issues on appeal were whether the district court erred in dismissing the cases based on FERC preemption and denying the plaintiffs’ motions for leave to amend their complaints to add a federal Sherman Act antitrust claim.  The plaintiffs did not appeal the dismissal of CMS Energy as a defendant in these cases, but other CMS Energy entities remain as defendants.

In April 2013, the U.S. Court of Appeals for the Ninth Circuit reversed the MDL decision and remanded the case to the MDL judge for further proceedings.  The appellate court found that FERC preemption does not apply under the facts of these cases.  The Court affirmed the MDL court’s denial of leave to amend to add federal antitrust claims.

In August 2013, the joint defense group in these cases, of which CMS Energy defendants are members, filed a petition with the U.S. Supreme Court in an attempt to overturn the decision of the U.S. Court of Appeals for the Ninth Circuit.  In July 2014, the U.S. Supreme Court agreed to hear this case.  Arguments are expected to be heard in late 2014 with an opinion expected in the first half of 2015.

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

CMS Energy has recorded a cumulative charge related to Bay Harbor of $230 million, which includes accretion expense.  At June 30, 2014, CMS Energy had a recorded liability of $50 million for its remaining obligations.  CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs.  The undiscounted amount of the remaining obligation is $68 million.  CMS Energy expects to pay $6 million in 2014, $5 million in 2015, $5 million in 2016, $4 million in 2017, and $4 million in 2018, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.  CMS Energy’s estimate of response activity costs and the timing of expenditures could change if there are changes in circumstances or assumptions used in calculating the liability.

Although a liability for its present estimate of remaining response activity costs has been recorded, CMS Energy cannot predict the ultimate financial impact or outcome of this matter.

Equatorial Guinea Tax Claim:  In January 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea.  The government of Equatorial Guinea claims that CMS Energy owes $142 million in taxes, plus significant penalties and interest, in connection with the sale and has requested arbitration.  The parties recently engaged in a conciliation process, which did not resolve the matter.  CMS Energy has concluded that the government’s tax claim is without merit.  CMS Energy is vigorously contesting the claim, and cannot predict the financial impact or outcome of this matter.

CONSUMERS ELECTRIC UTILITY CONTINGENCIES

Electric Environmental Matters:  Consumers’ operations are subject to environmental laws and regulations.  Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.

Cleanup and Solid Waste:  Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA.  Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome.  Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $4 million and $6 million.  At June 30, 2014, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability.

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

Based on its experience, Consumers estimates that its share of the total liability for other known CERCLA sites will be between $3 million and $9 million.  Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability.  At June 30, 2014, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability.

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

Consumers filed a complaint in 2002 for damages resulting from the DOE’s failure to accept spent nuclear fuel from Palisades and Big Rock.  In 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million.  As part of this agreement, Consumers also settled its liability to the DOE to fund the disposal of spent nuclear fuel used at Palisades and Big Rock before 1983.  In December 2012, the MPSC issued an order establishing the regulatory treatment of the settlement amount.  In this order, the MPSC also relieved Consumers of its obligation to establish an independent trust fund for the amount that was payable to the DOE prior to the settlement.  In March 2013, a party in this case filed an appeal with the Michigan Court of Appeals to dispute the December 2012 MPSC order.  In April 2014, the Michigan Court of Appeals upheld the MPSC’s order, thereby resolving this matter.

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

At June 30, 2014, Consumers had a recorded liability of $118 million for its remaining obligations for these sites.  This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent.  The undiscounted amount of the remaining obligation is $134 million.  Consumers expects to incur remediation and other response activity costs in 2014 and in each of the next four years as follows:

In Millions
	2014	2015	2016	2017	2018
Consumers
Remediation and other response activity costs	$7	$14	$12	$10	$19

Consumers periodically reviews these cost estimates.  Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period.  At June 30, 2014, Consumers had a regulatory asset of $148 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites will be up to $3 million.  At June 30, 2014, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability.

GUARANTEES

Presented in the following table are CMS Energy’s and Consumers’ guarantees at June 30, 2014:

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

4:               FINANCINGS AND CAPITALIZATION

Presented in the following table is a summary of major long-term debt transactions during the six months ended June 30, 2014:

	Principal		Issue/Retirement
	(In Millions)	Interest Rate	Date	Maturity Date
Debt issuances
CMS Energy
Senior notes[1]	$250	3.875%	February 2014	March 2024
Senior notes[1]	300	4.875	February 2014	March 2044
Total debt issuances	$550
Debt retirements
CMS Energy
Senior notes[2]	$125	6.875%	April 2014	December 2015
Senior notes	155	5.500	June 2014	June 2029
Total debt retirements	$280

1 CMS Energy used a portion of these proceeds to retire its $125 million 6.875 percent senior notes due December 2015 and its $155 million 5.5 percent convertible senior notes due June 2029.  CMS Energy intends to use the remaining proceeds for general corporate purposes.

2 CMS Energy retired this debt at a premium and recorded a loss on extinguishment of $13 million in other expense on its consolidated statements of income.

In July 2014, Consumers, through its subsidiary Consumers 2014 Securitization Funding, issued $124 million of 1.334 percent Securitization bonds due 2020, $139 million of 2.962 percent Securitization bonds due 2025, and $115 million of 3.528 percent Securitization bonds due 2029.  These Securitization bonds are collateralized by certain regulatory assets held by Consumers 2014 Securitization Funding.  The bondholders have no recourse to Consumers’ other assets.  Through its rate structure, Consumers will collect from its retail electric customers, with some exceptions, Securitization charges to cover the principal and interest on the bonds as well as certain other qualified costs.  The surcharges collected will be remitted to a trustee and will not be available to creditors of Consumers or creditors of Consumers’ affiliates other than Consumers 2014 Securitization Funding.  Consumers will use the proceeds from the Securitization property to retire a portion of its existing debt and equity.  For additional details regarding the Securitization, see Note 2, Regulatory Matters.

Regulatory Authorization for Financings:  Consumers is required to maintain FERC authorization for financings.  In June 2014, Consumers received authorization from FERC to have outstanding, at any one time, up to $800 million of secured and unsecured short-term securities for general corporate purposes.  FERC has also authorized Consumers to issue and sell up to $1.9 billion of secured and unsecured long-term securities for general corporate purposes.  The authorization, which is effective July 1, 2014 and terminates on June 30, 2016, exceeds Consumers’ anticipated financing needs for this period.

Revolving Credit Facilities:  The following secured revolving credit facilities with banks were available at June 30, 2014:

				In Millions
			Letters of Credit
Expiration Date	Amount of Facility	Amount Borrowed	Outstanding	Amount Available
CMS Energy
December 20, 2018[1]	$550	$-	$2	$548
Consumers
December 20, 2018[2]	$650	$-	$-	$650
May 9, 2018[2]	30	-	30	-

1 Obligations under this facility are secured by Consumers common stock.

2 Obligations under this facility are secured by FMBs of Consumers.

Short-term Borrowings:  Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements.  These transactions are accounted for as short-term secured borrowings.  At June 30, 2014, $250 million of accounts receivable were eligible for transfer.  During the six months ended June 30, 2014, Consumers’ average short-term borrowings totaled $22 million, with a weighted-average annual interest rate of 0.85 percent.

Contingently Convertible Securities:  Presented in the following table are details about conversions of contingently convertible securities during the six months ended June 30, 2014:

			Weighted-Average	Shares
		Principal	Conversion	of Common	Cash Paid on
	Conversion	Converted	Value per $1,000	Stock Issued	Settlement
	Date	(In Millions)	of Principal	on Settlement	(In Millions)
5.50% senior notes due 2029	February 2014	$17	$1,968	605,531	$17
5.50% senior notes due 2029	June 2014	155	2,215	6,372,578	155

Dividend Restrictions:  Under provisions of the Michigan Business Corporation Act of 1972, as amended, at June 30, 2014, payment of common stock dividends by CMS Energy was limited to $3.6 billion.

Under the provisions of its articles of incorporation, at June 30, 2014, Consumers had $735 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy.  Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings.  Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings.  Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.

For the six months ended June 30, 2014, CMS Energy received $255 million of common stock dividends from Consumers.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities, by level within the fair value hierarchy, recorded at fair value on a recurring basis:

				In Millions
	CMS Energy, including Consumers		Consumers
	June 30	December 31	June 30	December 31
	2014	2013	2014	2013
Assets[1]
Cash equivalents	$218	$87	$39	$-
Restricted cash equivalents	32	16	32	15
CMS Energy common stock	-	-	34	29
Nonqualified deferred compensation plan assets	7	6	5	4
DB SERP
Mutual funds	134	136	95	95
Derivative instruments
Commodity contracts	6	5	4	4
Total	$397	$250	$209	$147
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$7	$6	$5	$4
Derivative instruments
Commodity contracts	3	1	3	-
Total	$10	$7	$8	$4

1 All assets and liabilities were classified as Level 1 with the exception of commodity contracts, which were classified as Level 2 or Level 3, and which were insignificant at June 30, 2014.

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

The majority of derivatives classified as Level 3 are FTRs held by Consumers.  Consumers uses FTRs to manage price risk related to electricity transmission congestion.  An FTR is a financial instrument that entitles its holder to receive compensation or requires its holder to remit payment for congestion-related transmission charges.  FTRs are accounted for as derivatives.  Under regulatory accounting, all changes in fair value associated with FTRs are deferred as regulatory assets or liabilities until the instruments are settled.  Due to the lack of quoted pricing information, Consumers determines the fair value of its FTRs based on Consumers’ average historical settlements.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS USING SIGNIFICANT LEVEL 3 INPUTS

Presented in the following table are reconciliations of changes in the fair values of Level 3 assets and liabilities at CMS Energy and Consumers:

				In Millions
	Three Months Ended		Six Months Ended
June 30	2014	2013	2014	2013
CMS Energy, including Consumers
Balance at beginning of period	$-	$-	$4	$2
Total losses included in earnings[1]	-	(1)	-	-
Total gains (losses) offset through regulatory accounting	1	9	(18)	7
Purchases	-	-	(1)	(1)
Settlements	-	-	16	-
Balance at end of period	$1	$8	$1	$8
Unrealized losses included in earnings relating to assets and liabilities still held at end of period[1]	$-	$(1)	$-	$(1)
Consumers
Balance at beginning of period	$-	$-	$4	$2
Total gains (losses) offset through regulatory accounting	1	9	(18)	7
Purchases	-	-	(1)	1
Settlements	-	1	16	-
Balance at end of period	$1	$10	$1	$10

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

									In Millions

	June 30, 2014					December 31, 2013
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers

Securities held to maturity	$12	$12	$-	$12	$-	$10	$10	$-	$10	$-
Notes receivable[1]	770	813	-	-	813	683	724	-	-	724
Long-term debt[2]	7,953	8,702	-	7,691	1,011	7,642	8,368	-	7,406	962
Consumers
Long-term debt[3]	$4,600	$5,047	$-	$4,036	$1,011	$4,622	$4,940	$-	$3,978	$962

1 Includes current portion of notes receivable of $87 million at June 30, 2014 and $48 million at December 31, 2013.

2 Includes current portion of long-term debt of $418 million at June 30, 2014 and $541 million at December 31, 2013.

3 Includes current portion of long-term debt of $45 million at June 30, 2014 and $43 million at December 31, 2013.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt.  At June 30, 2014 and December 31, 2013, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements.  This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

							In Millions
	June 30, 2014				December 31, 2013
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$133	$1	$-	$134	$136	$-	$-	$136
Held to maturity
Debt securities	12	-	-	12	10	-	-	10
Consumers
Available for sale
DB SERP
Mutual funds	$94	$1	$-	$95	$95	$-	$-	$95
CMS Energy common stock	5	29	-	34	5	24	-	29

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

7:               NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

		In Millions
	June 30, 2014	December 31, 2013
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$87	$48
Other	1	15
Non-current
EnerBank notes receivable, net of allowance for loan losses	683	635
Total notes receivable	$771	$698
Consumers
Current
Other	$-	$14
Total notes receivable	$-	$14

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

Loans that are 30 days or more past due are considered delinquent.  The balance of EnerBank’s delinquent consumer loans was $4 million at June 30, 2014 and at December 31, 2013.

At June 30, 2014 and December 31, 2013, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

8:    RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.

Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	Pension				OPEB
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
June 30	2014	2013	2014	2013	2014	2013	2014	2013
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$ 10	$ 14	$ 20	$ 27	$5	$ 9	$ 10	$ 18
Interest expense	25	23	50	47	14	19	28	38
Expected return on plan assets	(34)	(32)	(68)	(64)	(22)	(19)	(44)	(38)
Amortization of:
Net loss	14	24	29	48	1	10	1	21
Prior service cost (credit)	1	1	1	2	(11)	(5)	(21)	(10)
Net periodic cost (credit)	$ 16	$ 30	$ 32	$ 60	$(13)	$ 14	$ (26)	$ 29
Consumers
Net periodic cost (credit)
Service cost	$ 10	$ 13	$ 20	$ 26	$5	$ 9	$ 10	$ 18
Interest expense	24	23	48	46	14	18	27	36
Expected return on plan assets	(33)	(32)	(66)	(63)	(21)	(17)	(42)	(35)
Amortization of:
Net loss	14	24	28	47	1	10	2	21
Prior service cost (credit)	1	1	1	2	(10)	(5)	(20)	(10)
Net periodic cost (credit)	$ 16	$ 29	$ 31	$ 58	$(11)	$ 15	$ (23)	$ 30

9:    INCOME TAXES

Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations, excluding noncontrolling interests:

June 30	2014	2013
CMS Energy, including Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.0	4.9
Accelerated flow-through of regulatory tax benefits	(5.4)	-
Other, net	(0.6)	-
Effective tax rate	34.0%	39.9%
Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.9	4.8
Accelerated flow-through of regulatory tax benefits	(4.5)	-
Other, net	(0.6)	(0.4)
Effective tax rate	34.8%	39.4%

Prior to 2014, Consumers recognized the income tax benefits associated with the removal costs of plant placed in service before 1993 as payments were made and the tax benefits were flowed through to customers.  In September 2013, the MPSC issued an order authorizing Consumers to flow through to customers the income tax benefits on a straight-line basis over an accelerated period.  This new regulatory treatment, which Consumers implemented in January 2014, will accelerate the return of $211 million of income tax benefits over five years to electric customers and $264 million of income tax benefits over 12 years to gas customers.  For the six months ended June 30, 2014, this new treatment reduced Consumers’ income tax expense by $23 million.

In April 2014, the Internal Revenue Service completed its audit of the federal income tax returns of CMS Energy and its subsidiaries for 2010 and 2011.  The audit resulted in no significant adjustments to CMS Energy’s or Consumers’ taxable income or income tax expense.

10:  EARNINGS PER SHARE – CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2014	2013	2014	2013
Income available to common stockholders
Income from continuing operations	$ 84	$ 81	$ 288	$ 225
Less income attributable to noncontrolling interests	1	1	1	1
Income from continuing operations available to common stockholders – basic and diluted	$ 83	$ 80	$ 287	$ 224
Average common shares outstanding
Weighted-average shares – basic	268.0	264.5	267.1	264.1
Add dilutive contingently convertible securities	6.0	6.4	6.2	6.2
Add dilutive non-vested stock awards	0.6	1.3	0.6	1.2
Weighted-average shares – diluted	274.6	272.2	273.9	271.5
Income from continuing operations per average common share available to common stockholders
Basic	$ 0.31	$ 0.30	$ 1.07	$ 0.85
Diluted	0.30	0.29	1.05	0.83

CONTINGENTLY CONVERTIBLE SECURITIES

In June 2014, CMS Energy redeemed its remaining contingently convertible securities.  For the periods those securities were outstanding, they diluted EPS to the extent that the conversion value of the securities, which was based on the average market price of CMS Energy common stock, exceeded their principal value.  For additional details regarding the contingently convertible securities, see Note 4, Financings and Capitalization.

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

11:  REPORTABLE SEGMENTS

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

•    other, including EnerBank and corporate interest and other expenses.

Consumers:

•    electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•    gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and

•    other, including a consolidated special-purpose entity for the sale of accounts receivable.

Presented in the following tables is financial information by reportable segment:

				In Millions
	Three Months Ended		Six Months Ended
June 30	2014	2013	2014	2013
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,051	$1,026	$2,275	$1,987
Gas utility	335	316	1,493	1,274
Enterprises	62	48	184	92
Other	20	16	39	32
Total operating revenue – CMS Energy	$1,468	$1,406	$3,991	$3,385
Consumers
Operating revenue
Electric utility	$1,051	$1,026	$2,275	$1,987
Gas utility	335	316	1,493	1,274
Other	1	-	1	-
Total operating revenue – Consumers	$1,387	$1,342	$3,769	$3,261
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$98	$93	$198	$159
Gas utility	9	5	130	101
Enterprises	2	1	4	5
Other	(26)	(19)	(45)	(41)
Total net income available to common stockholders – CMS Energy	$83	$80	$287	$224
Consumers
Net income available to common stockholder
Electric utility	$98	$93	$198	$159
Gas utility	9	5	130	101
Other	1	1	1	1
Total net income available to common stockholder – Consumers	$108	$99	$329	$261

		In Millions
	June 30, 2014	December 31, 2013
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$ 11,424	$ 11,186
Gas utility[1]	5,002	4,843
Enterprises	116	115
Other	41	40
Total plant, property, and equipment, gross – CMS Energy	$ 16,583	$ 16,184
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$ 11,424	$ 11,186
Gas utility[1]	5,002	4,843
Other	15	15
Total plant, property, and equipment, gross – Consumers	$ 16,441	$ 16,044
CMS Energy, including Consumers
Total assets
Electric utility[1]	$ 10,787	$ 10,487
Gas utility[1]	4,837	4,784
Enterprises	314	332
Other	1,781	1,813
Total assets – CMS Energy	$ 17,719	$ 17,416
Consumers
Total assets
Electric utility[1]	$ 10,787	$ 10,487
Gas utility[1]	4,837	4,784
Other	763	908
Total assets – Consumers	$ 16,387	$ 16,179

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CMS Energy and Consumers are parties to various lawsuits and regulatory matters in the ordinary course of business.  For information regarding material legal proceedings, including updates to information reported under Part I – Item 3. Legal Proceedings, of the 2013 Form 10-K, see Part I – Item 1. Consolidated Financial Statements (Unaudited) – Notes to the Unaudited Consolidated Financial Statements – Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors as previously disclosed in Part I – Item 1A. Risk Factors, in the 2013 Form 10-K, which Risk Factors are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        Unregistered Sales of Equity Securities

None.

(c)        Issuer Repurchases of Equity Securities

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended June 30, 2014:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under Publicly
	of Shares	Price Paid	Announced Plans or	Announced Plans or
Period	Purchased[1]	per Share	Programs	Programs
April 1, 2014 to
April 30, 2014	1,559	$29.70	-	-
May 1, 2014 to
May 31, 2014	-	-	-	-
June 1, 2014 to
June 30, 2014	192	30.88	-	-
Total	1,751	$29.83	-	-

1 Common shares were purchased to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the Performance Incentive Stock Plan.  The value of shares repurchased is based on the market price on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See CMS Energy's and Consumers' Exhibit Index included as the last part of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION
(Registrant)

Dated: July 24, 2014	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

CONSUMERS ENERGY COMPANY
(Registrant)

Dated: July 24, 2014	By:	/s/ Thomas J. Webb

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

Exhibits		Description
10.1[1]	—	Amendment No. 2 dated as of April 25, 2014 to $180,000,000 Term Loan Credit Agreement dated as of December 15, 2011 (Exhibit 10.1 to Form 8-K filed April 30, 2014 and incorporated herein by reference)
10.2[2]	—	CMS Energy Performance Incentive Stock Plan, effective June 1, 2014 (Exhibit 10.1 to Form 8-K filed May 21, 2014 and incorporated herein by reference)
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[3]	—	XBRL Instance Document
101.SCH[3]	—	XBRL Taxonomy Extension Schema
101.CAL[3]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[3]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[3]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[3]	—	XBRL Taxonomy Extension Presentation Linkbase

1 Obligations of CMS Energy or its subsidiaries, but not of Consumers

2 Management contract or compensatory plan or arrangement.

3 The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”