Form 10-Q
period 2014-09-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2014-10-23
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 7, 2014:

CMS Energy Corporation:

CMS Energy Common Stock, $0.01 par value
(including 1,091,320 shares owned by Consumers Energy Company)	276,148,945

Consumers Energy Company:

Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended

September 30, 2014

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

MPSC	Michigan Public Service Commission

MW	Megawatt, a unit of power equal to one million watts

NAAQS	National Ambient Air Quality Standards

NAV	Net asset value

NERC

The North American Electric Reliability Corporation, a non-affiliated company responsible for developing and enforcing reliability standards, monitoring the bulk power system, and educating and certifying industry personnel

NOV	Notice of Violation

NPDES	National Pollutant Discharge Elimination System, a permit system for regulating point sources of pollution under the Clean Water Act

NREPA	Part 201 of the Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation

NSR	New Source Review, a construction-permitting program under the Clean Air Act

NYMEX	The New York Mercantile Exchange

OPEB	Other Post-Employment Benefits

OPEB Plan	Postretirement health care and life insurance plans of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries

PCB	Polychlorinated biphenyl

Pension Plan	Defined benefit pension plan of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries

PSCR	Power supply cost recovery

PSD	Prevention of Significant Deterioration

REC	Renewable energy credit established under the 2008 Energy Law

ReliabilityFirst Corporation	ReliabilityFirst Corporation, a non-affiliated company responsible for the preservation and enhancement of bulk power system reliability and security

Renewable Operating Permit	Michigan’s Title V permitting program under the Clean Air Act

Resource Conservation and Recovery Act	Federal Resource Conservation and Recovery Act of 1976

RMRR	Routine maintenance, repair, and replacement

ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to a Michigan statute enacted in 2000

SEC	U.S. Securities and Exchange Commission

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

FILING FORMAT

This combined Form 10-Q is separately filed by CMS Energy and Consumers.  Information in this combined Form 10-Q relating to each individual registrant is filed by such registrant on its own behalf.  Consumers makes no representation regarding information relating to any other companies affiliated with CMS Energy other than its own subsidiaries.  None of CMS Energy, CMS Enterprises, nor any of CMS Energy’s other subsidiaries (other than Consumers) has any obligation in respect of Consumers’ debt securities and holders of such debt securities should not consider the financial resources or results of operations of CMS Energy, CMS Enterprises, nor any of CMS Energy’s other subsidiaries (other than Consumers and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers’ debt securities.  Similarly, neither Consumers nor any other subsidiary of CMS Energy has any obligation in respect of debt securities of CMS Energy.

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

CMS Energy’s and Consumers’ business strategy emphasizes the key elements depicted below:

Accountability is part of CMS Energy’s and Consumers’ corporate culture.  CMS Energy and Consumers are committed to making the right choices to serve their customers safely and affordably and to acting responsibly as corporate citizens.  CMS Energy and Consumers hold themselves accountable to the highest standards of safety, operational performance, and ethical behavior, and work diligently to comply with all laws, rules, and regulations that govern the electric and gas industry.  Consumers’ 2014 accountability report, which is available to the public, provides an overview of Consumers’ efforts to continue meeting Michigan’s energy needs safely and efficiently, and highlights Consumers’ commitment to Michigan businesses, its corporate citizenship, and its role in reducing the state’s air emissions.

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

CUSTOMER VALUE

Consumers is undertaking a number of initiatives that reflect its intensified customer focus.  Consumers’ planned investments in reliability are aimed at improving safety, reducing customer outage frequency, reducing repetitive outages, and increasing customer satisfaction.  Also, in order to minimize increases in customer base rates, Consumers has undertaken several additional initiatives to reduce costs through voluntary separation plans, accelerated pension funding, employee and retiree health-care cost sharing, negotiated labor agreements, information system efficiencies, and productivity improvements.  Consumers has also issued Securitization bonds and is accelerating the recognition of certain tax benefits, both of which will result in cost savings for customers.  These initiatives have allowed Consumers to avoid increasing electric and gas base rates in 2014.

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

Among the key components of Consumers’ investment program are projects that will enhance customer value.  Consumers’ planned base capital investments of $3.9 billion represent projects to maintain Consumers’ system and comprise $2.4 billion at the electric utility to preserve reliability and capacity and $1.5 billion at the gas utility to sustain deliverability and enhance pipeline integrity.  An additional $1.6 billion of planned reliability investments at Consumers are aimed at reducing outages and improving customer satisfaction; these investments comprise $0.9 billion at the electric utility to strengthen circuits and substations, replace poles, and upgrade the Ludington pumped-storage plant and $0.7 billion at the gas utility to replace mains and enhance transmission and storage systems.  Consumers also expects to spend $0.9 billion on environmental investments needed to comply with state and federal laws and regulations.

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

•                 Gas Rate Case:  In July 2014, Consumers filed an application with the MPSC seeking an annual rate increase of $88 million, based on a 10.7 percent authorized return on equity.  The filing requested authority to recover new investments that will allow Consumers to improve system reliability, comply with regulations, and enhance technology.  Costs associated with these investments represent an annual rate increase of $144 million; this amount is offset partially by reductions in the revenue requirement associated with working capital and other cost reductions.  If approved, this rate increase would take effect in 2015 and would be Consumers’ first gas base rate increase since 2012.

The filing also seeks approval of two rate adjustment mechanisms:  a mechanism that would reconcile annually Consumers’ actual nonfuel revenues with the revenues approved by the MPSC, and a mechanism that would allow recovery of an additional $92 million associated with investments that Consumers plans to make in 2016 and 2017, subject to reconciliation.

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

The 2008 Energy Law limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At September 30, 2014, Consumers’ electric deliveries under the ROA program were at the ten-percent limit.  Bills have been introduced to the Michigan House of Representatives and the Michigan Senate to raise or remove the ROA limit.  The House bill also proposes to deregulate electric generation service in Michigan within two years.  Consumers is unable to predict the outcome of these legislative proposals.  In addition, the Michigan legislature has conducted hearings on the subject of energy competition.  If the ROA limit were increased or if electric generation service in

Michigan were deregulated, it could have a material adverse effect on Consumers’ financial results and operations.

Environmental regulation is another area of importance for CMS Energy and Consumers, and they are monitoring numerous legislative and regulatory initiatives, including initiatives to regulate greenhouse gases, and related litigation.  CMS Energy and Consumers believe that environmental laws and regulations related to their operations will continue to become more stringent and require them to make additional significant capital expenditures for emissions control equipment, CCR disposal, cooling water intake equipment, effluent treatment, and PCB remediation.  Present and reasonably anticipated state and federal environmental statutes and regulations, including but not limited to the Clean Air Act, including the Clean Power Plan, as well as the Clean Water Act, the Resource Conservation and Recovery Act, and CERCLA, will continue to have a material effect on CMS Energy and Consumers.

FINANCIAL PERFORMANCE

For the nine months ended September 30, 2014, CMS Energy’s net income available to common stockholders was $381 million, and diluted EPS were $1.39.  This compares with net income available to common stockholders of $350 million and diluted EPS of $1.29 for the nine months ended September 30, 2013.  Among the factors contributing to CMS Energy’s improved performance in 2014 were increased gas sales due to colder winter weather.

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

Consumers expects to continue to have sufficient borrowing capacity to fund its investment-based growth plans.  CMS Energy also expects its sources of liquidity to remain sufficient to meet its cash requirements.  CMS Energy and Consumers will continue to monitor developments in the financial and credit markets, as well as government policy responses to those developments, for potential implications for their businesses and their future financial needs.

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

	In Millions, Except Per Share Amounts
	Three Months Ended			Nine Months Ended
September 30	2014	2013	Change	2014	2013	Change
Net Income Available to Common Stockholders	$94	$126	$(32)	$381	$350	$31
Basic Earnings Per Share	$0.34	$0.48	$(0.14)	$1.41	$1.32	$0.09
Diluted Earnings Per Share	$0.34	$0.46	$(0.12)	$1.39	$1.29	$0.10

	In Millions
	Three Months Ended			Nine Months Ended
September 30	2014	2013	Change	2014	2013	Change
Electric utility	$128	$156	$(28)	$326	$315	$11
Gas utility	(9)	(4)	(5)	121	97	24
Enterprises	(7)	(4)	(3)	(3)	1	(4)
Corporate interest and other	(18)	(22)	4	(63)	(63)	-
Net Income Available to Common Stockholders	$94	$126	$(32)	$381	$350	$31

Presented in the following table are specific after-tax changes to net income available to common stockholders:

	In Millions
	September 30, 2014 better/(worse) than 2013
Reasons for the change	Three Months Ended		Nine Months Ended
Consumers electric utility and gas utility:
Gas sales	$1		$32
Electric sales	(24)		(12)
Tax benefit associated with MPSC accounting order	9		30
Electric rate increase	(1)		20
Operating and maintenance costs, including employee benefits	(11)		3
Depreciation and property taxes	(7)		(32)
Other	-	$(33)	(6)	$35

Enterprises:
Subsidiary earnings of enterprises segment	6		5
Increase in Bay Harbor environmental liability	(9)	(3)	(9)	(4)

Corporate interest and other:
Higher EnerBank earnings and other		2		3
Early extinguishment of debt		2		(6)
Other		-		3
Total change		$(32)		$31

CONSUMERS ELECTRIC UTILITY RESULTS OF OPERATIONS

	In Millions
	Three Months Ended			Nine Months Ended
September 30	2014	2013	Change	2014	2013	Change
Net Income Available to Common Stockholders	$128	$156	$(28)	$326	$315	$11
Reasons for the change
Electric deliveries and rate increases			$(32)			$35
Power supply costs and related revenue			-			(2)
Other income, net of expenses			(1)			(6)
Maintenance and other operating expenses			(21)			(15)
Depreciation and amortization			(5)			(26)
General taxes			(2)			(9)
Interest charges			(3)			-
Income taxes			36			34
Total change			$(28)			$11

Following is a discussion of significant changes to net income available to common stockholders.

Electric deliveries and rate increases:  For the three months ended September 30, 2014, electric delivery revenues decreased $32 million compared with 2013.  This change reflected a $41 million reduction due primarily to a decrease in sales to Consumers’ higher-margin customers, offset partially by a $9 million increase in other revenues related primarily to the renewable energy program.  Deliveries to end-use customers were 9.6 billion kWh in 2014 and 9.8 billion kWh in 2013.

For the nine months ended September 30, 2014, electric delivery revenues increased $35 million compared with 2013.  This change reflected a $33 million benefit from a May 2013 rate increase that Consumers self-implemented in March 2013, $14 million from a low-income assistance surcharge, and an $11 million increase in other revenues related primarily to the renewable energy program.  These increases were offset partially by a $23 million reduction due primarily to a decrease in sales to Consumers’ higher-margin customers.  Deliveries to end-use customers were 28.3 billion kWh in 2014 and 27.8 billion kWh in 2013.

Other income, net of expenses:  For the nine months ended September 30, 2014, other income, net of expenses, decreased $6 million compared with 2013.  This decrease was due primarily to a contribution to oppose certain Michigan legislative proposals related to ROA, and to the absence, in 2014, of a gain related to a donation of CMS Energy stock by Consumers.

Maintenance and other operating expenses:  For the three months ended September 30, 2014, maintenance and other operating expenses increased $21 million compared with 2013.  This increase was due to $28 million of increased forestry, service restoration, and other operating and maintenance expenses, offset partially by a $7 million reduction in postretirement benefit costs.

For the nine months ended September 30, 2014, maintenance and other operating expenses increased $15 million compared with 2013.  This increase was due to $40 million of higher forestry and other operating and maintenance expenses, and $14 million of increased expenses related to a low-income assistance program.  These increases were offset largely by a $39 million reduction in postretirement benefit costs.

Depreciation and amortization:  For the three months ended September 30, 2014, depreciation and amortization expense increased $5 million compared with 2013, due primarily to higher amortization of certain regulatory assets.

For the nine months ended September 30, 2014, depreciation and amortization expense increased $26 million compared with 2013, due primarily to increased plant in service in 2014 and higher amortization of certain regulatory assets.

General taxes:  For the nine months ended September 30, 2014, general taxes increased $9 million compared with 2013, due to increased property taxes, reflecting higher capital spending.

Income taxes:  For the three months ended September 30, 2014, income taxes decreased $36 million compared with 2013.  This change was due to a $9 million benefit associated with the accelerated flow-through of income tax benefits under an MPSC accounting order that Consumers implemented in January 2014, $26 million attributed to lower electric utility earnings, and $1 million for other tax related items.

For the nine months ended September 30, 2014, income taxes decreased $34 million compared with 2013.  This change was due to a $22 million benefit associated with the accelerated flow-through of income tax benefits under an MPSC accounting order that Consumers implemented in January 2014, $9 million attributed to lower electric utility earnings, and $3 million for other tax related items.

CONSUMERS GAS UTILITY RESULTS OF OPERATIONS

	In Millions
	Three Months Ended			Nine Months Ended
September 30	2014	2013	Change	2014	2013	Change
Net Income (Loss) Available to Common Stockholders	$(9)	$(4)	$(5)	$121	$97	$24
Reasons for the change
Gas deliveries and rate increases			$1			$39
Other income, net of expenses			1			(2)
Maintenance and other operating expenses			(4)			7
Depreciation and amortization			(2)			(12)
General taxes			(1)			(4)
Interest charges			(1)			(1)
Income taxes			1			(3)
Total change			$(5)			$24

Following is a discussion of significant changes to net income (loss) available to common stockholders.

Gas deliveries and rate increases:  For the nine months ended September 30, 2014, gas delivery revenues increased $39 million compared with 2013.  This change reflected $47 million of higher sales, due primarily to colder weather in 2014.  This increase was offset partially by an $8 million decrease associated with the energy efficiency program.  Deliveries to end-use customers were 234 bcf in 2014 and 206 bcf in 2013.

Maintenance and other operating expenses:  For the three months ended September 30, 2014, maintenance and other operating expenses increased $4 million compared with 2013.  This change was due primarily to increased expenses related to Consumers’ appliance service program, and an increase in uncollectible accounts expense.

For the nine months ended September 30, 2014, maintenance and other operating expenses decreased $7 million compared with 2013.  This decrease was due to a $24 million reduction in postretirement benefit costs, and an $8 million decrease in expenses related to the energy efficiency program.  These decreases were offset largely by a $25 million increase related to pipeline integrity and other gas operating and maintenance expenses.

Depreciation and amortization:  For the nine months ended September 30, 2014, depreciation and amortization expense increased $12 million compared with 2013, due to increased plant in service in 2014.

General taxes:  For the nine months ended September 30, 2014, general taxes increased $4 million compared with 2013, due to increased property taxes, reflecting higher capital spending.

Income taxes:  For the nine months ended September 30, 2014, income taxes increased $3 million compared with 2013.  This change reflected a $10 million increase attributed primarily to higher gas utility earnings, and a $1 million increase in other tax related items.  These increases were offset largely by an $8 million benefit associated with the accelerated flow-through of income tax benefits under an MPSC accounting order that Consumers implemented in January 2014.

ENTERPRISES RESULTS OF OPERATIONS

	In Millions
	Three Months Ended			Nine Months Ended
September 30	2014	2013	Change	2014	2013	Change
Net Income (Loss) Available to Common Stockholders	$(7)	$(4)	$(3)	$(3)	$1	$(4)

For the three months ended September 30, 2014, net loss increased $3 million compared with 2013, due to a $9 million after-tax increase in the environmental remediation liability associated with Bay Harbor, offset partially by the absence in 2014 of $4 million in additional tax expense related to OPEB Plan changes adopted in July 2013.  Also offsetting the change was a decrease in maintenance expense at certain plants.

For the nine months ended September 30, 2014, the enterprises segment recorded a net loss of $3 million, compared with net income of $1 million in the same period of the prior year.  The $4 million change was due primarily to a $9 million after-tax increase in the environmental remediation liability associated with Bay Harbor, offset partially by the absence in 2014 of $4 million in additional tax expense related to OPEB Plan changes adopted in July 2013.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

	In Millions
	Three Months Ended			Nine Months Ended
September 30	2014	2013	Change	2014	2013	Change
Net Income (Loss) Available to Common Stockholders	$(18)	$(22)	$4	$(63)	$(63)	$-

For the three months ended September 30, 2014 corporate interest and other net expenses decreased $4 million compared with 2013, due primarily to lower fixed charges and the absence in 2014 of $2 million in early debt retirement costs.

For the nine months ended September 30, 2014, corporate interest and other net expenses were unchanged from 2013.  An $8 million loss on early extinguishment of debt was offset by a $3 million reduction in miscellaneous corporate costs, the absence in 2014 of $2 million in early debt retirement costs, and higher earnings at EnerBank.

CASH POSITION, INVESTING, AND FINANCING

At September 30, 2014, CMS Energy had $530 million of consolidated cash and cash equivalents, which included $37 million of restricted cash and cash equivalents.  At September 30, 2014, Consumers had $237 million of consolidated cash and cash equivalents, which included $37 million of restricted cash and cash equivalents.

OPERATING ACTIVITIES

Presented in the following table are specific components of net cash provided by operating activities for the nine months ended September 30, 2014 and 2013:

	In Millions
Nine Months Ended September 30	2014	2013	Change
CMS Energy, including Consumers
Net income	$382	$352	$30
Non-cash transactions[1]	762	855	(93)
	1,144	1,207	(63)
Postretirement benefits contributions	(5)	(109)	104
Proceeds from government grant	-	69	(69)
Changes in core working capital[2]	(64)	96	(160)
Changes in other assets and liabilities, net	(113)	(145)	32
Net cash provided by operating activities	$962	$1,118	$(156)
Consumers
Net income	$449	$415	$34
Non-cash transactions[1]	634	769	(135)
	1,083	1,184	(101)
Postretirement benefits contributions	(3)	(106)	103
Proceeds from government grant	-	69	(69)
Changes in core working capital[2]	(49)	108	(157)
Changes in other assets and liabilities, net	(83)	(121)	38
Net cash provided by operating activities	$948	$1,134	$(186)

1 Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

2 Core working capital comprises accounts and notes receivable and accrued revenues (including accrued power supply and gas revenues), inventories, accounts payable, and accrued rate refunds.

For the nine months ended September 30, 2014, net cash provided by operating activities at CMS Energy decreased $156 million compared with 2013, and net cash provided by operating activities at Consumers decreased $186 million compared with 2013.  The decreases were due primarily to an increase in gas and power supply underrecoveries as a result of severe winter weather and to lower initial gas inventory levels.  These changes were offset partially by higher cash collections of accounts receivable from customers.  The decrease in postretirement benefits contributions was approximately equal to the decrease in postretirement benefits expense, which is reflected above as a non-cash transaction added to net income.

INVESTING ACTIVITIES

Presented in the following table are specific components of net cash used in investing activities for the nine months ended September 30, 2014 and 2013:

	In Millions
Nine Months Ended September 30	2014	2013	Change
CMS Energy, including Consumers
Capital expenditures	$(1,125)	$(900)	$(225)
Change in EnerBank notes receivable	(164)	(53)	(111)
Costs to retire property and other	(58)	(51)	(7)
Net cash used in investing activities	$(1,347)	$(1,004)	$(343)
Consumers
Capital expenditures	$(1,123)	$(895)	$(228)
Costs to retire property and other	(59)	(50)	(9)
Net cash used in investing activities	$(1,182)	$(945)	$(237)

For the nine months ended September 30, 2014, net cash used in investing activities at CMS Energy increased $343 million compared with 2013, and net cash used in investing activities at Consumers increased $237 million compared with 2013.  The changes were due primarily to an increase in capital expenditures under Consumers’ capital investment program.  At CMS Energy, the change was also due to an increase in EnerBank consumer lending.

FINANCING ACTIVITIES

Presented in the following table are specific components of net cash provided by financing activities for the nine months ended September 30, 2014 and 2013:

	In Millions
Nine Months Ended September 30	2014	2013	Change
CMS Energy, including Consumers
Issuance of debt	$1,812	$1,294	$518
Retirement of debt	(725)	(926)	201
Payment of common and preferred stock dividends	(220)	(205)	(15)
Decrease in notes payable	(170)	(110)	(60)
Other financing activities	9	-	9
Net cash provided by financing activities	$706	$53	$653
Consumers
Issuance of debt	$878	$750	$128
Retirement of debt	(208)	(455)	247
Payment of common and preferred stock dividends	(376)	(302)	(74)
Stockholder contribution from CMS Energy	317	150	167
Decrease in notes payable	(170)	(110)	(60)
Other financing activities	(25)	(28)	3
Net cash provided by financing activities	$416	$5	$411

For the nine months ended September 30, 2014, net cash provided by financing activities at CMS Energy increased $653 million compared with 2013 and net cash provided by financing activities at Consumers increased $411 million compared with 2013.  The changes were due primarily to an increase in debt issuances, offset partially by higher repayments under Consumers’ accounts receivable sales program.  At Consumers, the change was also due to an increase in cash contributions by CMS Energy, offset partially by increases in dividend payments by Consumers to CMS Energy on its common stock.

RETIREMENT BENEFITS

Following amendments to the OPEB Plan in July 2013, Consumers’ OPEB costs decreased substantially and, as a result, the OPEB Plan was fully funded at December 31, 2013.  In May 2014, Consumers filed an application with the MPSC requesting approval to suspend contributions to Consumers’ OPEB Plan during 2014 and 2015 if the OPEB Plan continues to be fully funded.  Consumers’ electric and gas rates still reflect the higher OPEB costs, and previous MPSC orders required Consumers to contribute to the OPEB Plan the associated amount collected in rates annually.

In September 2014, the MPSC approved a settlement agreement addressing Consumers’ OPEB Plan funding application.  Under the settlement agreement, Consumers will contribute $25 million to the plan in 2014 and $29 million in February 2015.  Consumers will then suspend further contributions until the MPSC determines funding requirements in future general rate cases.

Presented in the following table are the most recent estimates of CMS Energy’s and Consumers’ pension cost, OPEB cost, and cash contributions through 2016.

				In Millions
	Pension	OPEB	Pension	OPEB
	Cost	Cost (Credit)	Contribution	Contribution
CMS Energy, including Consumers
2014	$ 63	$ (51)	$ -	$ 25
2015	108	(26)	-	29
2016	97	(28)	-	-
Consumers
2014	$ 62	$ (46)	$ -	$ 25
2015	106	(22)	-	29
2016	95	(24)	-	-

Projected retirement benefit costs have increased for 2015 and 2016 due to a change in assumptions from December 31, 2013.  At September 30, 2014, the discount rate for pension was lowered from 4.9 percent to 4.0 percent, and for OPEB from 5.1 percent to 4.2 percent.  The projection was also updated to use the draft RP-2014 mortality table.

Contribution estimates comprise required amounts and discretionary contributions.  Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.  Actual future costs and contributions will depend on future investment performance, discount rates, and various factors related to the Pension Plan and OPEB participants.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations.  The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors.  In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation, and potentially by provisions under the Federal Power Act and the Natural Gas Act and FERC requirements.  For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization — Dividend Restrictions.  For the nine months ended September 30, 2014, Consumers paid $375 million in dividends on its common stock to CMS Energy.

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

CMS Energy’s and Consumers’ access to the financial and capital markets depends on their credit ratings and on market conditions.  As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets.  In August 2014, Consumers issued $250 million of 50-year FMBs.  Barring major market dislocations or disruptions, CMS Energy and Consumers expect to continue to have ready access to the financial and capital markets.  If access to these markets were to diminish or otherwise become restricted, however, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending.  CMS Energy and Consumers had the following secured revolving credit facilities available at September 30, 2014:

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

CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit.  An additional source of liquidity is Consumers’ revolving accounts receivable sales program, which allows it to transfer up to $250 million of eligible accounts receivable as a secured borrowing.  At September 30, 2014, $250 million of accounts receivable were eligible for transfer under this program.

In September 2014, Consumers entered into a commercial paper program.  Under the program, Consumers may issue, in one or more placements, commercial paper notes with maturities up to 365 days and that bear interest at fixed or floating rates.  These issuances are backed by Consumers’ $650 million revolving credit facility and may have an aggregate principal amount outstanding of up to $500 million.  At September 30, 2014, there were no notes outstanding under this program.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein.  At September 30, 2014, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities.  CMS Energy and Consumers were each in compliance with these covenants as of September 30, 2014, as presented in the following table:

September 30, 2014
Credit Agreement, Indenture, or Facility	Description	Limit		Actual
CMS Energy
$550 million revolving credit agreement and $180 million term loan credit agreement	Debt to EBITDA	<	6.0 to 1.0	4.8 to 1.0
$180 million term loan credit agreement	Interest Coverage	>	2.0 to 1.0	4.5 to 1.0
Consumers
$650 million and $30 million revolving credit agreements, $35 million and $68 million reimbursement agreements, and $250 million revolving accounts receivable sales agreement	Debt to Capital	<	0.65 to 1.0	0.48 to 1.0

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

OFF-BALANCE-SHEET ARRANGEMENTS

CMS Energy, Consumers, and certain of their subsidiaries also enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties.  These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees.  Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms.  The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $450 million at September 30, 2014.  While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition.  For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments — Guarantees.

OUTLOOK

Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations.  These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position.  For additional details regarding these and other uncertainties, see Forward-Looking Statements and Information; Note 2, Regulatory Matters; Note 3, Contingencies and Commitments; and Part II — Item 1A. Risk Factors.

CONSUMERS ELECTRIC UTILITY AND GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Energy Optimization Plan:  The 2008 Energy Law requires Consumers to achieve energy savings equivalent to annual usage reduction targets through at least 2015.  The targets increase annually, with the goal of achieving cumulative reductions of 5.6 percent in customers’ electricity use and 3.9 percent in customers’ natural gas use by December 31, 2015.  Under its energy optimization plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs.  At September 30, 2014, Consumers had achieved cumulative reductions of 5.7 percent in customers’ electricity use and 3.9 percent in customers’ natural gas use; the savings results will be certified at the end of the plan year by a third party.

Smart Energy:  Consumers’ grid modernization effort continues.  In 2012, Consumers began installing smart meters for electric residential and small business customers in western Michigan.  One of the functions of smart meters is to allow customers to monitor and manage their energy usage, which Consumers expects will help reduce demand during critical peak times, resulting in lower peak electric capacity requirements.  The installation of smart meters should also provide for both operational and customer benefits.  As of September 30, 2014, Consumers had upgraded 300,000 electric customers in western Michigan to smart meters.  Of the customers scheduled for the upgrade, 0.5 percent have chosen not to participate in the smart meter program.

Consumers is able to disconnect and reconnect service, read, and bill from smart meters remotely; further functionality will continue to be added through 2015.  Consumers expects to have installed 388,000 smart meters throughout western Michigan by the end of 2014 and to have completed the installation of smart meters throughout its service territory by the end of 2017.  Consumers also plans to install communication modules on gas meters in areas where Consumers provides both electricity and natural gas to customers.

CONSUMERS ELECTRIC UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Clean Energy Plan:  Consumers continues to experience increasing demand for electricity due to Michigan’s recovering economy and increased use of air conditioning, consumer electronics, and other electric devices, offset partially by the predicted effects of energy efficiency and conservation.  With the planned retirement of seven smaller coal-fueled electric generating units and the potential tightening of the MISO capacity market, Consumers could experience a shortfall in generation capacity in 2016.  In order to address future capacity requirements and growing electric demand in Michigan, Consumers has a comprehensive clean energy plan designed to meet the short-term and long-term electricity needs of its customers through:

•                 energy efficiency;

•                 demand management;

•                 expanded use of renewable energy;

•                 construction or purchase of electric generating units; and

•                 continued operation or upgrade of existing units.

In December 2013, Consumers signed an agreement to purchase a 540-MW gas-fueled electric generating plant located in Jackson, Michigan for $155 million from AlphaGen Power LLC and DPC Juniper, LLC, affiliates of JPMorgan Chase & Co.  Consumers expects to close the purchase, which is subject to MPSC, FERC, and other approvals, in late 2015.  In September 2014, Consumers received approval from FERC for the purchase.

Also, in September 2014, Consumers completed an auction to purchase generation capacity for 2015 and 2016.  The contracts entered into as a result of the auction are subject to MPSC approval.

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

The 2008 Energy Law also requires Consumers to obtain 500 MW of new capacity from renewable energy resources by the end of 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties.  Through September 30, 2014, Consumers has contracted for the purchase of 298 MW of nameplate capacity from renewable energy suppliers and owns 100 MW of nameplate capacity at its Lake Winds® Energy Park.

Consumers expects to meet the balance of the renewable capacity requirement one year earlier than required, through the completion of its Cross Winds® Energy Park, a 111-MW wind park in Tuscola County, Michigan.  Consumers began construction of Cross Winds® Energy Park in October 2013 and expects to begin operations by the end of 2014.  Cross Winds® Energy Park will qualify for certain federal production tax credits that should reduce significantly the cost of meeting the renewable requirements of the 2008 Energy Law.  Consumers expects to qualify for $100 million to $120 million of federal production tax credits, which will be based on the wind project’s production over its first ten years of operation.  These cost savings will be passed on to customers.

Electric Customer Deliveries and Revenue:  Consumers’ electric customer deliveries are largely dependent on Michigan’s economy.  Consumers expects weather-adjusted electric deliveries to increase in 2014 by 2.0 to 3.0 percent compared with 2013.

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

Electric ROA:  A Michigan statute enacted in 2000 allows Consumers’ electric customers to buy electric generation service from Consumers or from alternative electric suppliers.  The 2008 Energy Law revised the statute by limiting alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At September 30, 2014, electric deliveries under the ROA program were at the ten-percent limit and alternative electric suppliers were providing 782 MW of generation service to ROA customers.  Of Consumers’ 1.8 million electric customers, 309 customers, or 0.02 percent, purchased electric generation service under the ROA program.

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

Electric Rate Design:  In June 2014, Michigan’s governor signed legislation requiring the MPSC to explore alternative cost allocation and rate design methods that would promote affordable and competitive rates for all electric customers.  In conjunction with this legislation, in October 2014 Consumers submitted to the MPSC a proposal for a new electric rate design.  This proposed new design is aimed at making rates for energy-intensive industrial customers more competitive, while keeping residential bills affordable.  If the MPSC approves Consumers’ proposal, Consumers will incorporate the new rate design into its next electric rate case.

Electric Transmission:  In 2011, FERC issued an order in a rulemaking proceeding concerning regional electric transmission planning and cost allocations.  Consumers and several other electric utilities filed a joint petition seeking clarification/rehearing of FERC’s order and opposing the allocation methodology.  In 2012, following FERC’s denial of their requests for clarification/rehearing, Consumers and several other electric utilities filed a petition for review of FERC’s order with the U.S. Court of Appeals for the D.C. Circuit.  In August 2014, the U.S. Court of Appeals upheld FERC’s order.  Consumers expects to continue to recover transmission expenses through the PSCR process.

In 2012, ReliabilityFirst Corporation informed Consumers that Consumers may not be properly registered to meet certain NERC electric reliability standards.  Consumers has assessed its registration status, taking into consideration FERC’s December 2012 order on the definition of a bulk electric system, and in August 2013 notified ReliabilityFirst Corporation that it is preparing to register as a transmission owner, transmission planner, and transmission operator.  In light of this order, Consumers reviewed the classification of certain electric distribution assets and, in April 2014, filed an application for reclassification with the MPSC.  In October 2014, the MPSC approved a settlement agreement that will allow Consumers to reclassify $34 million of plant assets from distribution to transmission, subject to FERC approval.  Consumers will next file an application for reclassification with FERC.

Depreciation Rate Case:  In June 2014, Consumers filed a depreciation case related to its electric and common utility property, requesting to increase depreciation expense, and its recovery of that expense, by $28 million annually.

Electric Environmental Outlook:  Consumers’ operations are subject to various state and federal environmental laws and regulations.  Consumers estimates that it will incur expenditures of $0.9 billion from 2014 through 2018 to continue to comply with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations.  Consumers expects to recover these costs in customer rates, but cannot guarantee this result.  Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters:

Air Quality:  In 2011, the EPA released CSAPR, a final replacement rule for CAIR, which requires Michigan and 27 other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states.  In 2012, the U.S. Court of Appeals for the D.C. Circuit voided CSAPR and held that CAIR would remain in place until the EPA promulgated a new rule.  This matter was appealed to the U.S. Supreme Court, which upheld and remanded the decision back to the D.C. Circuit for additional action in April 2014.  The D.C. Circuit has not yet made a decision, and other CSAPR-related litigation is being held in abeyance.  The EPA and environmental groups are seeking to make CSAPR effective in 2015.

In 2012, the EPA published emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS.  Under MATS, all of Consumers’ existing coal-fueled electric generating units are required to add additional controls for hazardous air pollutants.  Compliance is required by April 2015, unless a one-year extension is granted by the MDEQ.  Consumers has received the extension for ten of its coal-fueled units and expects to meet the extended deadline for three units it intends to continue operating.  Consumers expects to retire the remaining seven units by the extended deadline.  Consumers expects to meet the April 2015 deadline for its two other coal-fueled units.  MATS is presently being litigated and the U.S. Court of Appeals for the D.C. Circuit recently denied the petitions challenging the final rule.  This matter has been appealed to the U.S. Supreme Court.

The NAAQS for ozone continue to be litigated and new proposed rules are expected in the near future.  Industry groups challenged the 2008 NAAQS for ozone in the D.C. Circuit and lost.  That matter was appealed to the U.S. Supreme Court, which recently declined to hear the case.

Presently, Consumers’ strategy to comply with air quality regulations, including CAIR, CSAPR, NAAQS, and MATS, involves the installation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA rulemakings, litigation, and congressional action.  This evaluation could result in:

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

In January 2014, the EPA published proposed rules pursuant to Section 111(b) of the Clean Air Act to limit carbon dioxide emissions from new electric generating units.  New coal-fueled units would not be able to meet this limit without installing carbon dioxide control equipment using such methods as carbon capture and sequestration.  The proposed rules for new sources are expected to be finalized by the end of 2014.

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

Consumers believes that its clean energy plan, its present carbon reduction target, and its emphasis on supply diversity will position it favorably to deal with the impact of carbon regulation, but cannot predict the final outcome of either of these EPA proposals or of Michigan’s implementation plan.  Consumers will continue to monitor regulatory activity regarding greenhouse gas emissions standards that may affect electric generating units.

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

CCRs:  In 2010, the EPA proposed rules regulating CCRs, such as coal ash, under the Resource Conservation and Recovery Act.  Communications from the EPA stress the need to coordinate CCR rulemaking guidelines for steam electric generating plants under the Clean Water Act.  A final CCR rule is expected in late 2014 or early 2015.  Michigan already regulates CCRs as low-hazard industrial waste.  The EPA proposed a range of alternatives for regulating CCRs, including regulation as either a non-hazardous waste or a hazardous waste.  If coal ash were regulated as a hazardous waste, Consumers would likely cease the beneficial reuse of this product, which would result in a significant increase in the amount of coal ash requiring costly disposal.  Additionally, if the cost of upgrading existing coal ash disposal areas to meet hazardous waste landfill standards were to become economically prohibitive, existing coal ash disposal areas could close, requiring Consumers to find costly alternative arrangements for disposal.  Consumers is unable to predict the impacts from this wide range of possible outcomes, but significant expenditures are likely.

Water:  The EPA’s rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act became effective in October 2014.  The rule is aimed at reducing alleged harmful impacts on fish and shellfish.  Consumers does not expect any changes to its environmental strategy as a result of the final rule.  Consumers also expects the EPA to issue final effluent limitation guidelines in 2015 that may require physical and/or chemical treatment of wastewater discharges from electric generating plants.  Consumers will evaluate these rules and their potential impacts on Consumers’ electric generating plants once they are final.

Many of Consumers’ facilities maintain NPDES permits, which are valid for five years and vital to the facilities’ operations.  Failure of the MDEQ to renew any NPDES permit, a successful appeal against a permit, or onerous terms contained in a permit could have a significant detrimental effect on the operations of a facility.

PCBs:  In 2010, the EPA issued an Advance Notice of Proposed Rulemaking, indicating that it is considering a variety of regulatory actions with respect to PCBs.  One approach would aim to phase out equipment containing PCBs by 2025.  Another approach would eliminate an exemption for small equipment containing PCBs.  To comply with any such regulatory actions, Consumers could incur substantial costs associated with existing electrical equipment potentially containing PCBs.  A proposed rule is expected in 2015.

Other electric environmental matters could have a major impact on Consumers’ outlook.  For additional details on other electric environmental matters, see Note 3, Contingencies and Commitments — Consumers Electric Utility Contingencies, “Electric Environmental Matters.”

CONSUMERS GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Gas Deliveries:  Consumers expects weather-adjusted gas deliveries in 2014 to increase by 1.0 to 2.0 percent compared with 2013 due to the addition of gas-fired electric generation in its service territory.  Over the next five years, Consumers expects weather-adjusted gas deliveries to remain relatively stable.  This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation.  Actual delivery levels from year to year may vary from this expectation due to:

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

Gas Rate Case:  In July 2014, Consumers filed an application with the MPSC seeking an annual rate increase of $88 million, based on a 10.7 percent authorized return on equity.  The filing requested authority to recover new investments that will allow Consumers to improve system reliability, comply with regulations, and enhance technology.  If approved, this rate increase would take effect in 2015 and, as a result of several initiatives undertaken by Consumers to reduce costs, would be Consumers’ first gas base rate increase since 2012.

Presented in the following table are the components of the requested rate increase:

In Millions
Components of the rate increase
Investment in rate base	$144
Operating and maintenance costs	8
Cost of capital	2
Working capital and other cost reductions	(51)
Gross margin	(15)
Total	$88

The filing also seeks approval of two rate adjustment mechanisms:  a mechanism that would reconcile annually Consumers’ actual nonfuel revenues with the revenues approved by the MPSC, and a mechanism that would allow recovery of an additional $92 million associated with investments that Consumers plans to make in 2016 and 2017, subject to reconciliation.

Gas Transmission:  In September 2014, Consumers began operating a 24-mile, 36-inch natural gas pipeline.  The $88 million pipeline runs through St. Joseph and Branch Counties, Michigan.

Gas Environmental Outlook:  Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites.  For additional details, see Note 3, Contingencies and Commitments — Consumers Gas Utility Contingencies, “Gas Environmental Matters.”

ENTERPRISES OUTLOOK AND UNCERTAINTIES

The primary focus with respect to CMS Energy’s non-utility businesses is to optimize cash flow and maximize the value of their assets.

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

OTHER OUTLOOK AND UNCERTAINTIES

EnerBank:  EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements.  EnerBank represented three percent of CMS Energy’s net assets at September 30, 2014, and four percent of CMS Energy’s net income available to common stockholders for the nine months ended September 30, 2014.  The carrying value of EnerBank’s loan portfolio was $847 million at September 30, 2014.  Its loan portfolio was funded primarily by deposit liabilities of $799 million.  The twelve-month rolling average default rate on loans held by EnerBank has remained stable at 0.6 percent at September 30, 2014.  CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate.  With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of September 30, 2014.

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

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Income

(Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2014	2013	2014	2013

Operating Revenue	$1,430	$1,445	$5,421	$4,830

Operating Expenses
Fuel for electric generation	161	165	534	466
Purchased and interchange power	387	383	1,244	1,063
Purchased power – related parties	21	21	67	67
Cost of gas sold	86	76	1,107	849
Maintenance and other operating expenses	329	284	899	870
Depreciation and amortization	153	145	503	463
General taxes	57	54	188	174
Total operating expenses	1,194	1,128	4,542	3,952

Operating Income	236	317	879	878

Other Income (Expense)
Interest income	1	1	2	3
Allowance for equity funds used during construction	2	1	6	5
Income from equity method investees	4	3	11	11
Other income	2	2	8	7
Other expense	(3)	(7)	(26)	(13)
Total other income	6	-	1	13

Interest Charges
Interest on long-term debt	98	96	294	289
Other interest expense	4	3	12	12
Allowance for borrowed funds used during construction	(1)	-	(3)	(2)
Total interest charges	101	99	303	299

Income Before Income Taxes	141	218	577	592
Income Tax Expense	47	91	195	240

Net Income	94	127	382	352
Income Attributable to Noncontrolling Interests	-	1	1	2

Net Income Available to Common Stockholders	$94	$126	$381	$350

Basic Earnings Per Average Common Share	$0.34	$0.48	$1.41	$1.32
Diluted Earnings Per Average Common Share	$0.34	$0.46	$1.39	$1.29

Dividends Declared Per Common Share	$0.27	$0.255	$0.81	$0.765

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2014	2013	2014	2013

Net Income	$94	$127	$382	$352

Retirement Benefits Liability
Net gain arising during the period, net of tax of $-, $6, $-, and $6	-	10	-	10
Prior service credit adjustment, net of tax of $-, $3, $-, and $3	-	5	-	5
Amortization of net actuarial loss, net of tax of $-, $1, $1, and $2	1	1	2	3
Amortization of prior service credit, net of tax of $-, $(1), $-, and $(1)	(1)	-	(1)	-

Investments
Unrealized gain (loss) on investments, net of tax of $-, $(1), $-, $(1)	-	1	-	(2)

Derivative Instruments
Reclassification adjustments included in net income, net of tax of $- for all periods	-	-	1	-

Other Comprehensive Income	-	17	2	16

Comprehensive Income	94	144	384	368

Comprehensive Income Attributable to Noncontrolling Interests	-	1	1	2

Comprehensive Income Attributable to CMS Energy	$94	$143	$383	$366

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Cash Flows

(Unaudited)

In Millions
Nine Months Ended September 30	2014	2013

Cash Flows from Operating Activities
Net income	$382	$352
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	503	463
Deferred income taxes and investment tax credit	178	213
Postretirement benefits expense	17	120
Other non-cash operating activities	64	59
Postretirement benefits contributions	(5)	(109)
Proceeds from government grant	-	69
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	111	134
Inventories	(161)	(6)
Accounts payable and accrued refunds	(14)	(32)
Other current and non-current assets and liabilities	(113)	(145)
Net cash provided by operating activities	962	1,118

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,125)	(900)
Cost to retire property	(62)	(38)
Increase in EnerBank notes receivable	(164)	(53)
Other investing activities	4	(13)
Net cash used in investing activities	(1,347)	(1,004)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,428	1,025
Proceeds from EnerBank notes, net	147	48
Issuance of common stock	40	32
Retirement of long-term debt	(488)	(705)
Payment of common and preferred stock dividends	(220)	(205)
Decrease in notes payable	(170)	(110)
Payment of capital lease obligations and other financing costs	(31)	(32)
Net cash provided by financing activities	706	53

Net Increase in Cash and Cash Equivalents	321	167

Cash and Cash Equivalents, Beginning of Period	172	93

Cash and Cash Equivalents, End of Period	$493	$260

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets

(Unaudited)

ASSETS
In Millions
	September 30	December 31
	2014	2013

Current Assets
Cash and cash equivalents	$493	$172
Restricted cash and cash equivalents	37	32
Accounts receivable and accrued revenue, less allowances of $36 in 2014 and $33 in 2013	683	914
Notes receivable	96	63
Accounts receivable – related parties	11	10
Accrued power supply and gas revenue	109	-
Inventories at average cost
Gas in underground storage	833	660
Materials and supplies	114	107
Generating plant fuel stock	96	114
Deferred income taxes	48	126
Deferred property taxes	128	202
Regulatory assets	7	40
Prepayments and other current assets	79	86
Total current assets	2,734	2,526

Plant, Property, and Equipment
Plant, property, and equipment, gross	17,155	16,184
Less accumulated depreciation and amortization	5,321	5,087
Plant, property, and equipment, net	11,834	11,097
Construction work in progress	1,211	1,149
Total plant, property, and equipment	13,045	12,246

Other Non-current Assets
Regulatory assets	1,447	1,530
Accounts and notes receivable, less allowances of $6 in 2014 and $5 in 2013	759	646
Investments	61	59
Other	335	409
Total other non-current assets	2,602	2,644

Total Assets	$18,381	$17,416

LIABILITIES AND EQUITY
In Millions
	September 30	December 31
	2014	2013

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$690	$562
Notes payable	-	170
Accounts payable	604	585
Accounts payable – related parties	9	10
Accrued rate refunds	-	12
Accrued interest	65	96
Accrued taxes	89	297
Regulatory liabilities	67	67
Other current liabilities	124	146
Total current liabilities	1,648	1,945

Non-current Liabilities
Long-term debt	8,042	7,101
Non-current portion of capital leases and financing obligation	129	138
Regulatory liabilities	2,189	2,215
Postretirement benefits	242	239
Asset retirement obligations	330	325
Deferred investment tax credit	38	40
Deferred income taxes	1,749	1,616
Other non-current liabilities	307	306
Total non-current liabilities	13,026	11,980

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 275.1 shares in 2014 and 266.1 shares in 2013	3	3
Other paid-in capital	4,767	4,715
Accumulated other comprehensive loss	(20)	(22)
Accumulated deficit	(1,080)	(1,242)
Total common stockholders’ equity	3,670	3,454
Noncontrolling interests	37	37
Total equity	3,707	3,491

Total Liabilities and Equity	$18,381	$17,416

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity

(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2014	2013	2014	2013

Total Equity at Beginning of Period	$3,682	$3,360	$3,491	$3,238

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	4,761	4,710	4,715	4,669
Common stock issued	7	7	52	44
Common stock repurchased	(1)	(9)	(7)	(10)
Common stock reissued	-	-	-	5
Conversion option on convertible debt	-	-	7	-
At end of period	4,767	4,708	4,767	4,708

Accumulated Other Comprehensive Loss
At beginning of period	(20)	(56)	(22)	(55)
Retirement benefits liability
At beginning of period	(20)	(54)	(21)	(56)
Net gain arising during the period	-	10	-	10
Prior service credit adjustment	-	5	-	5
Amortization of net actuarial loss	1	1	2	3
Amortization of prior service credit	(1)	-	(1)	-
At end of period	(20)	(38)	(20)	(38)
Investments
At beginning of period	-	(1)	-	2
Unrealized gain (loss) on investments	-	1	-	(2)
At end of period	-	-	-	-
Derivative instruments
At beginning of period	-	(1)	(1)	(1)
Reclassification adjustments included in net income	-	-	1	-
At end of period	-	(1)	-	(1)
At end of period	(20)	(39)	(20)	(39)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2014	2013	2014	2013

Accumulated Deficit
At beginning of period	(1,099)	(1,334)	(1,242)	(1,423)
Net income attributable to CMS Energy	94	126	381	350
Common stock dividends declared	(75)	(68)	(219)	(203)
At end of period	(1,080)	(1,276)	(1,080)	(1,276)

Noncontrolling Interests
At beginning of period	37	37	37	44
Income attributable to noncontrolling interests	-	1	1	2
Distributions, redemptions, and other changes in noncontrolling interests	-	(1)	(1)	(9)
At end of period	37	37	37	37

Total Equity at End of Period	$3,707	$3,433	$3,707	$3,433

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Income

(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2014	2013	2014	2013

Operating Revenue	$1,359	$1,386	$5,128	$4,647

Operating Expenses
Fuel for electric generation	137	148	455	406
Purchased and interchange power	382	374	1,214	1,043
Purchased power – related parties	21	21	67	67
Cost of gas sold	71	64	1,006	818
Maintenance and other operating expenses	296	269	834	824
Depreciation and amortization	152	143	498	459
General taxes	55	53	183	170
Total operating expenses	1,114	1,072	4,257	3,787

Operating Income	245	314	871	860

Other Income (Expense)
Interest income	1	-	2	2
Interest and dividend income – related parties	1	1	1	1
Allowance for equity funds used during construction	2	1	6	5
Other income	2	2	8	11
Other expense	(3)	(3)	(13)	(9)
Total other income	3	1	4	10

Interest Charges
Interest on long-term debt	62	58	180	177
Other interest expense	3	2	8	8
Allowance for borrowed funds used during construction	(1)	-	(3)	(2)
Total interest charges	64	60	185	183

Income Before Income Taxes	184	255	690	687
Income Tax Expense	65	102	241	272

Net Income	119	153	449	415
Preferred Stock Dividends and Distribution	-	1	1	2

Net Income Available to Common Stockholder	$119	$152	$448	$413

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income

(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2014	2013	2014	2013

Net Income	$119	$153	$449	$415

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $-, $1, $-, and $1	1	-	2	2

Investments
Unrealized gain (loss) on investments, net of tax (tax benefit) of $(1), $-, $1, and $-	(1)	-	2	-
Reclassification adjustments included in net income, net of tax of $-, $-, $-, and $(1)	-	-	-	(3)

Other Comprehensive Income (Loss)	-	-	4	(1)

Comprehensive Income	$119	$153	$453	$414

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Cash Flows

(Unaudited)

		In Millions
Nine Months Ended September 30	2014	2013

Cash Flows from Operating Activities
Net income	$449	$415
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	498	459
Deferred income taxes and investment tax credit	64	141
Postretirement benefits expense	18	117
Other non-cash operating activities	54	52
Postretirement benefits contributions	(3)	(106)
Proceeds from government grant	-	69
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	120	135
Inventories	(163)	(5)
Accounts payable and accrued refunds	(6)	(22)
Other current and non-current assets and liabilities	(83)	(121)
Net cash provided by operating activities	948	1,134

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,123)	(895)
Cost to retire property	(62)	(38)
Other investing activities	3	(12)
Net cash used in investing activities	(1,182)	(945)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	878	750
Retirement of long-term debt	(208)	(455)
Payment of common and preferred stock dividends	(376)	(302)
Stockholder contribution	317	150
Decrease in notes payable	(170)	(110)
Payment of capital lease obligations and other financing costs	(25)	(28)
Net cash provided by financing activities	416	5

Net Increase in Cash and Cash Equivalents	182	194

Cash and Cash Equivalents, Beginning of Period	18	5

Cash and Cash Equivalents, End of Period	$200	$199

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets

(Unaudited)

ASSETS

		In Millions
	September 30	December 31
	2014	2013

Current Assets
Cash and cash equivalents	$200	$18
Restricted cash and cash equivalents	37	31
Accounts receivable and accrued revenue, less allowances of $34 in 2014 and $31 in 2013	669	902
Notes receivable	-	14
Accounts receivable – related parties	1	4
Accrued power supply and gas revenue	109	-
Inventories at average cost
Gas in underground storage	833	653
Materials and supplies	110	103
Generating plant fuel stock	89	113
Deferred property taxes	128	202
Regulatory assets	7	40
Prepayments and other current assets	73	77
Total current assets	2,256	2,157

Plant, Property, and Equipment
Plant, property, and equipment, gross	17,013	16,044
Less accumulated depreciation and amortization	5,252	5,022
Plant, property, and equipment, net	11,761	11,022
Construction work in progress	1,208	1,147
Total plant, property, and equipment	12,969	12,169

Other Non-current Assets
Regulatory assets	1,447	1,530
Accounts and notes receivable	7	11
Investments	32	29
Other	208	283
Total other non-current assets	1,694	1,853

Total Assets	$16,919	$16,179

LIABILITIES AND EQUITY

		In Millions
	September 30	December 31
	2014	2013

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$81	$64
Notes payable	-	170
Accounts payable	591	571
Accounts payable – related parties	11	13
Accrued rate refunds	-	12
Accrued interest	45	63
Accrued taxes	159	353
Deferred income taxes	108	55
Regulatory liabilities	67	67
Other current liabilities	99	112
Total current liabilities	1,161	1,480

Non-current Liabilities
Long-term debt	5,230	4,579
Non-current portion of capital leases and financing obligation	129	138
Regulatory liabilities	2,189	2,215
Postretirement benefits	183	179
Asset retirement obligations	329	324
Deferred investment tax credit	38	40
Deferred income taxes	2,166	2,115
Other non-current liabilities	243	252
Total non-current liabilities	10,507	9,842

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,574	3,257
Accumulated other comprehensive income (loss)	2	(2)
Retained earnings	797	724
Total common stockholder’s equity	5,214	4,820
Preferred stock	37	37
Total equity	5,251	4,857

Total Liabilities and Equity	$16,919	$16,179

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity

(Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2014	2013	2014	2013

Total Equity at Beginning of Period	$5,250	$4,791	$4,857	$4,582

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	3,572	3,257	3,257	3,107
Stockholder contribution	180	-	495	150
Return of stockholder contribution	(178)	-	(178)	-
At end of period	3,574	3,257	3,574	3,257

Accumulated Other Comprehensive Income (Loss)
At beginning of period	2	(9)	(2)	(8)
Retirement benefits liability
At beginning of period	(16)	(23)	(17)	(25)
Amortization of net actuarial loss	1	-	2	2
At end of period	(15)	(23)	(15)	(23)
Investments
At beginning of period	18	14	15	17
Unrealized gain (loss) on investments	(1)	-	2	-
Reclassification adjustments included in net income	-	-	-	(3)
At end of period	17	14	17	14
At end of period	2	(9)	2	(9)

Retained Earnings
At beginning of period	798	665	724	598
Net income	119	153	449	415
Common stock dividends declared	(120)	(106)	(375)	(300)
Preferred stock dividends and distribution declared	-	(1)	(1)	(2)
At end of period	797	711	797	711

Preferred Stock
At beginning of period	37	37	37	44
Preferred stock redeemed	-	-	-	(7)
At end of period	37	37	37	37

Total Equity at End of Period	$5,251	$4,837	$5,251	$4,837

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

ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period:  This standard, which will become effective January 1, 2016 for CMS Energy and Consumers, addresses certain types of stock awards with performance targets.  The standard will apply to certain restricted stock awards granted by CMS Energy and Consumers to retirement-eligible employees.  CMS Energy and Consumers do not expect the standard to have any impact on their consolidated financial statements since the guidance in the standard is consistent with the accounting presently applied to these awards.

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

Income Tax Benefits Accounting Order:  In September 2013, the MPSC issued an order authorizing Consumers to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993.  The order authorized Consumers to implement a regulatory treatment beginning January 2014 that will return $209 million of income tax benefits over five years to electric customers and $260 million of income tax benefits over 12 years to gas customers.  For the nine months ended September 30, 2014, this new treatment reduced Consumers’ income tax expense by $30 million.  The new treatment, along with other cost saving initiatives that Consumers has undertaken, has allowed Consumers to avoid increasing electric and gas base rates during 2014.

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

Consumers had also filed an amendment to its 2014-2015 GCR plan in February 2014, requesting approval to increase the 2014-2015 GCR factor to be charged to customers.  In May 2014, the MPSC issued an order approving a temporary increase to the GCR factor.  Consumers may charge the increased factor to customers until the MPSC issues a final order in Consumers’ 2014-2015 GCR plan.  Consumers had a $62 million GCR underrecovery recorded at September 30, 2014.

The severe winter weather also affected Consumers’ power supply costs.  Extreme cold weather and heavy snowfall inhibited the delivery and use of coal at Consumers’ coal-fueled generating units.  Additionally, increases in natural gas prices raised the cost of electricity purchased from the MISO energy market as well as the cost of power generated at Consumers’ gas-fueled generating units.  As a result, Consumers’ power supply costs for 2014 are expected to be significantly higher than those projected in the 2014 PSCR plan it submitted to the MPSC in September 2013.  Consumers had a $47 million PSCR underrecovery at September 30, 2014.

In March 2014, Consumers filed an amendment to its 2014 PSCR plan, requesting approval to increase the 2014 PSCR factor to be charged to customers beginning in July 2014.  Consumers self-implemented the revised factor in July 2014.

Energy Optimization Plan:  In May 2014, Consumers filed its annual report and reconciliation for its energy optimization plan, requesting approval of its energy optimization plan costs for 2013.  In October 2014, Consumers filed a settlement agreement, which, if approved, would authorize Consumers to collect $18 million from customers during 2015 as an incentive payment for exceeding statutory targets under both its electric and gas energy optimization plans during 2013.

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

After removal to federal court, all of the cases were transferred to a single federal district court pursuant to the multidistrict litigation process.  In 2010 and 2011, all claims against CMS Energy defendants were dismissed by the district court based on FERC preemption.  Plaintiffs filed appeals in all of the cases.  The issues on appeal were whether the district court erred in dismissing the cases based on FERC preemption and denying the plaintiffs’ motions for leave to amend their complaints to add a federal Sherman Act antitrust claim.  The plaintiffs did not appeal the dismissal of CMS Energy as a defendant in these cases, but other CMS Energy entities remain as defendants.

In April 2013, the U.S. Court of Appeals for the Ninth Circuit reversed the district court decision and remanded the case to the district court judge for further proceedings.  The appellate court found that FERC preemption does not apply under the facts of these cases.  The appellate court affirmed the district court’s denial of leave to amend to add federal antitrust claims.

In August 2013, the joint defense group in these cases, of which CMS Energy defendants are members, filed a petition with the U.S. Supreme Court in an attempt to overturn the decision of the U.S. Court of Appeals for the Ninth Circuit.  In July 2014, the U.S. Supreme Court agreed to hear this case.  Arguments are expected to occur early in 2015 with an opinion expected in the first half of 2015.

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

Bay Harbor:  CMS Energy retained environmental remediation obligations for the collection and treatment of leachate, a liquid consisting of water and other substances, at Bay Harbor after selling its interests in the development in 2002.  Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site.  In 2012, CMS Energy and the MDEQ finalized an agreement that established the final remedies and the future water quality criteria at the site.  CMS Energy has completed all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit issued in 2010.  This permit requires renewal every five years.

Various claims have been brought against CMS Land or its affiliates, including CMS Energy, alleging environmental damage to property, loss of property value, insufficient disclosure of environmental matters, breach of agreement relating to access, or other matters.  In 2010, CMS Land and other parties received a demand for payment from the EPA in the amount of $7 million, plus interest.  The EPA is seeking recovery under CERCLA of response costs allegedly incurred at Bay Harbor.  These costs exceed what was agreed to in a 2005 order between CMS Land and the EPA, and CMS Land has communicated to the EPA that it does not believe that this is a valid claim.  In August 2014, the EPA indicated that it intends to pursue the claim.

In September 2014, CMS Energy recorded a charge of $15 million to increase the remaining liability for Bay Harbor as a result of changed cost estimates based on recent experience.  Factors leading to the increase included higher water treatment costs, more frequent trucking of water due to system limitations, and increased system maintenance costs.  CMS Energy has recorded a cumulative charge related to Bay Harbor of $245 million, which includes accretion expense.  At September 30, 2014, CMS Energy had a recorded liability of $63 million for its remaining obligations.  CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs.  The undiscounted amount of the remaining obligation is $82 million.  CMS Energy expects to pay $8 million in 2014, $6 million in 2015, $6 million in 2016, $5 million in 2017, and $5 million in 2018, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.  CMS Energy’s estimate of response activity costs and the timing of expenditures could change if there are changes in circumstances or assumptions used in calculating the liability.

Although a liability for its present estimate of remaining response activity costs has been recorded, CMS Energy cannot predict the ultimate financial impact or outcome of this matter.

Equatorial Guinea Tax Claim:  In January 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea.  The government of Equatorial Guinea claims that CMS Energy owes $142 million in taxes, plus significant penalties and interest, in connection with the sale and has requested arbitration.  In early 2014, the parties engaged in a conciliation process, which did not resolve the matter.  CMS Energy has concluded that the government’s tax claim is without merit.  CMS Energy is vigorously contesting the claim but cannot predict the financial impact or outcome of this matter.

CONSUMERS ELECTRIC UTILITY CONTINGENCIES

Electric Environmental Matters:  Consumers’ operations are subject to environmental laws and regulations.  Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.

Cleanup and Solid Waste:  Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA.  Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome.  Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $4 million and $6 million.  At September 30, 2014, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability.

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

Based on its experience, Consumers estimates that its share of the total liability for other known CERCLA sites will be between $3 million and $9 million.  Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability.  At September 30, 2014, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability.

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

Electric Utility Plant Air Permit Issues and Notices of Violation:  In 2007, Consumers received an NOV/FOV from the EPA alleging that fourteen utility boilers exceeded the visible emission limits in their associated air permits.  Consumers responded formally to the NOV/FOV, denying the allegations.  In addition, in 2008, Consumers received an NOV for three of its coal-fueled facilities alleging, among other things, violations of NSR PSD regulations relating to ten projects from 1986 to 1998 purportedly subject to review under the NSR.  The EPA has alleged that some utilities have classified incorrectly major plant modifications as RMRR rather than seeking permits from the EPA or state regulatory agencies to modify their plants.  Consumers responded to the information requests from the EPA on this subject in the past.  Consumers believes that it has properly interpreted the requirements of RMRR.

In September 2014, Consumers reached a settlement in this matter with the EPA and the U.S. Department of Justice.  Under the settlement, Consumers shall, among other things, install pollution control equipment at some of its coal-fueled electric generating plants and achieve certain emission rates for specific pollutants, surrender emission allowances, invest in $7.7 million of Environmental Mitigation Projects, retire or repower certain coal-fueled units, and pay a civil penalty of $2.75 million.  Consumers has accrued an amount sufficient to cover the costs of the civil penalty and some of the Environmental Mitigation Projects.  Consumers has recovered or expects that it would be able to recover some or all of the costs in rates, consistent with the recovery of other reasonable costs of complying with environmental laws and regulations, but cannot reasonably estimate the extent of additional cost recovery.  The settlement, completed via consent decree, was lodged in federal court in September 2014 and a thirty-day public comment period ended in October.  If, in the judgment of the U.S. Department of Justice, the comments received do not call into question whether the settlement should be entered, then the U.S. Department of Justice will file a motion to enter the consent decree and the court will enter it by the end of 2014.

Renewable Energy Matters:  In April 2013, a group of landowners filed a lawsuit in Mason County (Michigan) Circuit Court alleging, among other things, personal injury, loss of property value, and impacts to the use and enjoyment of their land as a result of the operations of Lake Winds® Energy Park.  In October 2014, Consumers reached a settlement with a majority of the plaintiffs, which was not material to Consumers.  Consumers believes that the outcome of the remaining lawsuits will not have a material adverse effect on its consolidated results of operations, financial condition, or liquidity.

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

At September 30, 2014, Consumers had a recorded liability of $117 million for its remaining obligations for these sites.  This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent.  The undiscounted amount of the remaining obligation is $132 million.  Consumers expects to incur remediation and other response activity costs in 2014 and in each of the next four years as follows:

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

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period.  At September 30, 2014, Consumers had a regulatory asset of $147 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million.  At September 30, 2014, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability.

GUARANTEES

Presented in the following table are CMS Energy’s and Consumers’ guarantees at September 30, 2014:

In Millions
			Maximum		Carrying
Guarantee Description	Issue Date	Expiration Date	Obligation		Amount
CMS Energy, including Consumers
Indemnity obligations from asset sales and other agreements	Various	Various through September 2029	$450	[1]	$7
Guarantees	Various	Various through March 2021	54		-
Consumers
Indemnity obligations and other guarantees	Various	Various through September 2029	$30		$1

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

4:               FINANCINGS AND CAPITALIZATION

Presented in the following table is a summary of major long-term debt transactions during the nine months ended September 30, 2014:

	Principal		Issue/Retirement
	(In Millions)	Interest Rate	Date	Maturity Date
Debt issuances
CMS Energy
Senior notes[1]	$250	3.875%	February 2014	March 2024
Senior notes[1]	300	4.875	February 2014	March 2044
Total CMS Energy parent	$550
Consumers
Securitization bonds[2]	$124	1.334%	July 2014	November 2020
Securitization bonds[2]	139	2.962	July 2014	November 2025
Securitization bonds[2]	115	3.528	July 2014	May 2029
FMBs	250	3.125	August 2014	August 2024
FMBs	250	4.350	August 2014	August 2064
Total Consumers	$878
Total debt issuances	$1,428
Debt retirements
CMS Energy
Senior notes[3]	$125	6.875%	April 2014	December 2015
Senior notes	155	5.500	June 2014	June 2029
Total CMS Energy parent	$280
Consumers
FMBs	$177	5.500%	August 2014	August 2016
Total Consumers	$177
Total debt retirements	$457

1 CMS Energy used a portion of these proceeds to retire its $125 million 6.875 percent senior notes due December 2015 and its $155 million 5.5 percent convertible senior notes due June 2029.  CMS Energy intends to use the remaining proceeds for general corporate purposes.

2 These Securitization bonds are collateralized by certain regulatory assets held by Consumers 2014 Securitization Funding.  The bondholders have no recourse to Consumers’ other assets.  Through its rate structure, Consumers collects from its retail electric customers, with some exceptions, Securitization charges to cover the principal and interest on the bonds as well as certain other qualified costs.  The surcharges collected are remitted to a trustee and are not available to creditors of Consumers or creditors of Consumers’ affiliates other than Consumers 2014 Securitization Funding.  Consumers used the proceeds from the Securitization property to retire $177 million of its 5.5 percent FMBs due August 2016 and $178 million of its equity.  For additional details regarding the Securitization, see Note 2, Regulatory Matters.

3 CMS Energy retired this debt at a premium and recorded a loss on extinguishment of $13 million in other expense on its consolidated statements of income.

Regulatory Authorization for Financings:  Consumers is required to maintain FERC authorization for financings.  In June 2014, Consumers received authorization from FERC to have outstanding, at any one time, up to $800 million of secured and unsecured short-term securities for general corporate purposes.  FERC has also authorized Consumers to issue and sell up to $1.9 billion of secured and unsecured long-term securities for general corporate purposes.  The authorization, which was effective July 1, 2014 and terminates on June 30, 2016, exceeds Consumers’ anticipated financing needs for this period.

Revolving Credit Facilities:  The following secured revolving credit facilities with banks were available at September 30, 2014:

				In Millions
			Letters of Credit
Expiration Date	Amount of Facility	Amount Borrowed	Outstanding	Amount Available
CMS Energy
December 20, 2018[1]	$550	$-	$2	$548
Consumers
December 20, 2018[2]	$650	$-	$-	$650
May 9, 2018[2]	30	-	30	-

1 Obligations under this facility are secured by Consumers common stock.

2 Obligations under this facility are secured by FMBs of Consumers.

Short-term Borrowings:  Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements.  These transactions are accounted for as short-term secured borrowings.  At September 30, 2014, $250 million of accounts receivable were eligible for transfer.  During the nine months ended September 30, 2014, Consumers’ average short-term borrowings totaled $15 million, with a weighted-average annual interest rate of 0.85 percent.

In September 2014, Consumers entered into a commercial paper program.  Under the program, Consumers may issue, in one or more placements, commercial paper notes with maturities up to 365 days and that bear interest at fixed or floating rates.  These issuances are backed by Consumers’ $650 million revolving credit facility and may have an aggregate principal amount outstanding of up to $500 million.  At September 30, 2014, there were no notes outstanding under this program.

Contingently Convertible Securities:  Presented in the following table are details about conversions of contingently convertible securities during the nine months ended September 30, 2014:

			Weighted-Average	Shares
		Principal	Conversion	of Common	Cash Paid on
	Conversion	Converted	Value per $1,000	Stock Issued	Settlement
	Date	(In Millions)	of Principal	on Settlement	(In Millions)
5.50% senior notes due 2029	February 2014	$17	$1,968	605,531	$17
5.50% senior notes due 2029	June 2014	155	2,215	6,372,578	155

Dividend Restrictions:  Under provisions of the Michigan Business Corporation Act of 1972, as amended, at September 30, 2014, payment of common stock dividends by CMS Energy was limited to $3.7 billion.

Under the provisions of its articles of incorporation, at September 30, 2014, Consumers had $735 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy.  Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings.  Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings.  Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.

For the nine months ended September 30, 2014, Consumers paid $375 million in dividends on its common stock to CMS Energy.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

				In Millions
	CMS Energy, including Consumers		Consumers
	September 30	December 31	September 30	December 31
	2014	2013	2014	2013
Assets[1]
Cash equivalents	$394	$87	$146	$-
Restricted cash equivalents	37	16	37	15
CMS Energy common stock	-	-	32	29
Nonqualified deferred compensation plan assets	8	6	5	4
DB SERP
Cash equivalents	2	-	1	-
Mutual funds	131	136	93	95
Derivative instruments
Commodity contracts	4	5	3	4
Total	$576	$250	$317	$147
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$8	$6	$5	$4
Derivative instruments
Commodity contracts	2	1	2	-
Total	$10	$7	$7	$4

1 All assets and liabilities were classified as Level 1 with the exception of commodity contracts, which were classified as Level 2 or Level 3, and which were insignificant at September 30, 2014.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS USING SIGNIFICANT LEVEL 3 INPUTS

Presented in the following table are reconciliations of changes in the fair values of Level 3 assets and liabilities at CMS Energy and Consumers:

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2014	2013	2014	2013
CMS Energy, including Consumers
Balance at beginning of period	$1	$8	$4	$2
Total gains (losses) offset through regulatory accounting	2	(2)	(16)	5
Purchases	-	1	(1)	-
Settlements	(2)	(1)	14	(1)
Balance at end of period	$1	$6	$1	$6
Unrealized gains included in earnings relating to assets and liabilities still held at end of period[1]	$-	$1	$-	$-
Consumers
Balance at beginning of period	$1	$10	$4	$2
Total gains (losses) offset through regulatory accounting	2	(2)	(16)	5
Purchases	-	(1)	(1)	-
Settlements	(2)	(1)	14	(1)
Balance at end of period	$1	$6	$1	$6

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

									In Millions

	September 30, 2014					December 31, 2013
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers

Securities held to maturity	$11	$11	$-	$11	$-	$10	$10	$-	$10	$-
Notes receivable[1]	847	896	-	-	896	683	724	-	-	724
Long-term debt[2]	8,711	9,380	-	8,370	1,010	7,642	8,368	-	7,406	962
Consumers
Long-term debt[3]	$5,290	$5,691	$-	$4,681	$1,010	$4,622	$4,940	$-	$3,978	$962

1 Includes current portion of notes receivable of $95 million at September 30, 2014 and $48 million at December 31, 2013.

2 Includes current portion of long-term debt of $669 million at September 30, 2014 and $541 million at December 31, 2013.

3 Includes current portion of long-term debt of $60 million at September 30, 2014 and $43 million at December 31, 2013.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt.  At September 30, 2014 and December 31, 2013, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements.  This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

							In Millions
	September 30, 2014				December 31, 2013
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$131	$-	$-	$131	$136	$-	$-	$136
Held to maturity
Debt securities	11	-	-	11	10	-	-	10
Consumers
Available for sale
DB SERP
Mutual funds	$93	$-	$-	$93	$95	$-	$-	$95
CMS Energy common stock	5	27	-	32	5	24	-	29

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

7:               NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

		In Millions
	September 30, 2014	December 31, 2013
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$95	$48
Other	1	15
Non-current
EnerBank notes receivable, net of allowance for loan losses	752	635
Total notes receivable	$848	$698
Consumers
Current
Other	$-	$14
Total notes receivable	$-	$14

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

Loans that are 30 days or more past due are considered delinquent.  The balance of EnerBank’s delinquent consumer loans was $5 million at September 30, 2014 and $4 million at December 31, 2013.

At September 30, 2014 and December 31, 2013, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

8:               RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.

Following amendments to the OPEB Plan in July 2013, Consumers’ OPEB costs decreased substantially and, as a result, the OPEB Plan was fully funded at December 31, 2013.  In May 2014, Consumers filed an application with the MPSC requesting approval to suspend contributions to Consumers’ OPEB Plan during 2014 and 2015 if the OPEB Plan continues to be fully funded.  Consumers’ electric and gas rates still reflect the higher OPEB costs, and previous MPSC orders required Consumers to contribute to the OPEB Plan the associated amount collected in rates annually.

In September 2014, the MPSC approved a settlement agreement addressing Consumers’ OPEB Plan funding application.  Under the settlement agreement, Consumers will contribute $25 million to the plan in 2014 and $29 million in February 2015.  Consumers will then suspend further contributions until the MPSC determines funding requirements in future general rate cases.

Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	Pension				OPEB
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
September 30	2014	2013	2014	2013	2014	2013	2014	2013
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$ 10	$ 13	$ 30	$ 40	$5	$ 5	$ 15	$ 23
Interest expense	24	23	74	70	14	14	42	52
Expected return on plan assets	(33)	(32)	(101)	(96)	(22)	(20)	(66)	(58)
Amortization of:
Net loss	14	24	43	72	1	3	2	24
Prior service cost (credit)	-	1	1	3	(10)	(10)	(31)	(20)
Net periodic cost (credit)	$ 15	$ 29	$ 47	$ 89	$(12)	$ (8)	$ (38)	$ 21
Consumers
Net periodic cost (credit)
Service cost	$ 10	$ 13	$ 30	$ 39	$5	$ 5	$ 15	$ 23
Interest expense	24	23	72	69	13	14	40	50
Expected return on plan assets	(33)	(31)	(99)	(94)	(20)	(19)	(62)	(54)
Amortization of:
Net loss	14	23	42	70	-	3	2	24
Prior service cost (credit)	-	1	1	3	(10)	(10)	(30)	(20)
Net periodic cost (credit)	$ 15	$ 29	$ 46	$ 87	$(12)	$ (7)	$ (35)	$ 23

9:    INCOME TAXES

Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations, excluding noncontrolling interests:

September 30	2014	2013
CMS Energy, including Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.9	5.0
Accelerated flow-through of regulatory tax benefits	(5.3)	-
Other, net	(0.7)	0.7
Effective tax rate	33.9%	40.7%
Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.9	4.8
Accelerated flow-through of regulatory tax benefits	(4.3)	-
Other, net	(0.7)	(0.2)
Effective tax rate	34.9%	39.6%

Prior to 2014, Consumers recognized the income tax benefits associated with the removal costs of plant placed in service before 1993 as payments were made and the tax benefits were flowed through to customers.  In September 2013, the MPSC issued an order authorizing Consumers to flow through to customers the income tax benefits on a straight-line basis over an accelerated period.  This new regulatory treatment, which Consumers implemented in January 2014, will accelerate the return of $209 million of income tax benefits over five years to electric customers and $260 million of income tax benefits over 12 years to gas customers.  For the nine months ended September 30, 2014, this new treatment reduced Consumers’ income tax expense by $30 million.

In April 2014, the Internal Revenue Service completed its audit of the federal income tax returns of CMS Energy and its subsidiaries for 2010 and 2011.  The audit resulted in no significant adjustments to CMS Energy’s or Consumers’ taxable income or income tax expense.

10:      EARNINGS PER SHARE – CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2014	2013	2014	2013
Income available to common stockholders
Income from continuing operations	$ 94	$ 127	$ 382	$ 352
Less income attributable to noncontrolling interests	-	1	1	2
Income from continuing operations available to common stockholders – basic and diluted	$ 94	$ 126	$ 381	$ 350
Average common shares outstanding
Weighted-average shares – basic	274.0	264.8	269.4	264.3
Add dilutive contingently convertible securities	-	6.2	4.1	6.2
Add dilutive non-vested stock awards	0.7	1.0	0.7	1.1
Weighted-average shares – diluted	274.7	272.0	274.2	271.6
Income from continuing operations per average common share available to common stockholders
Basic	$ 0.34	$ 0.48	$ 1.41	$ 1.32
Diluted	0.34	0.46	1.39	1.29

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

•                 gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and

•                 other, including a consolidated special-purpose entity for the sale of accounts receivable.

Presented in the following tables is financial information by reportable segment:

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2014	2013	2014	2013
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,153	$1,188	$3,428	$3,175
Gas utility	206	198	1,699	1,472
Enterprises	51	44	235	136
Other	20	15	59	47
Total operating revenue – CMS Energy	$1,430	$1,445	$5,421	$4,830
Consumers
Operating revenue
Electric utility	$1,153	$1,188	$3,428	$3,175
Gas utility	206	198	1,699	1,472
Other	-	-	1	-
Total operating revenue – Consumers	$1,359	$1,386	$5,128	$4,647
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$128	$156	$326	$315
Gas utility	(9)	(4)	121	97
Enterprises	(7)	(4)	(3)	1
Other	(18)	(22)	(63)	(63)
Total net income available to common stockholders – CMS Energy	$94	$126	$381	$350
Consumers
Net income (loss) available to common stockholder
Electric utility	$128	$156	$326	$315
Gas utility	(9)	(4)	121	97
Other	-	-	1	1
Total net income available to common stockholder – Consumers	$119	$152	$448	$413

		In Millions
	September 30, 2014	December 31, 2013
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$ 11,790	$ 11,186
Gas utility[1]	5,208	4,843
Enterprises	116	115
Other	41	40
Total plant, property, and equipment, gross – CMS Energy	$ 17,155	$ 16,184
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$ 11,790	$ 11,186
Gas utility[1]	5,208	4,843
Other	15	15
Total plant, property, and equipment, gross – Consumers	$ 17,013	$ 16,044
CMS Energy, including Consumers
Total assets
Electric utility[1]	$ 11,029	$ 10,487
Gas utility[1]	5,242	4,784
Enterprises	318	332
Other	1,792	1,813
Total assets – CMS Energy	$ 18,381	$ 17,416
Consumers
Total assets
Electric utility[1]	$ 11,029	$ 10,487
Gas utility[1]	5,242	4,784
Other	648	908
Total assets – Consumers	$ 16,919	$ 16,179

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        Unregistered Sales of Equity Securities

None.

(c)        Issuer Repurchases of Equity Securities

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended September 30, 2014:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under Publicly
	of Shares	Price Paid	Announced Plans or	Announced Plans or
Period	Purchased[1]	per Share	Programs	Programs
July 1, 2014 to
July 31, 2014	3,604	$30.87	-	-
August 1, 2014 to
August 31, 2014	21,041	29.01	-	-
September 1, 2014 to
September 30, 2014	626	29.62	-	-
Total	25,271	$29.29	-	-

1 All of the common shares were purchased to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the Performance Incentive Stock Plan.  The value of shares repurchased is based on the market price on the vesting date.

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

CMS ENERGY CORPORATION
(Registrant)

Dated: October 23, 2014	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

CONSUMERS ENERGY COMPANY
(Registrant)

Dated: October 23, 2014	By:	/s/ Thomas J. Webb

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

124th Supplemental Indenture dated as of August 18, 2014 between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed August 18, 2014 and incorporated herein by reference)

10.1	—	Form of Commercial Paper Dealer Agreement between Consumers, as Issuer, and the Dealer party thereto
10.2	—	Amendment No. 6 to Amended and Restated Receivables Purchase Agreement dated as of July 22, 2014 (Exhibit 10.1 to Form 8-K filed July 28, 2014 and incorporated herein by reference)
10.3	—	Amendment No. 9 to Receivables Sale Agreement dated as of July 22, 2014 (Exhibit 10.2 to Form 8-K filed July 28, 2014 and incorporated herein by reference)
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1[1]	—	CMS Energy Stock Purchase Plan as of July 21, 2014 (Exhibit 99.1 to Form 8-K filed July 21, 2014 and incorporated herein by reference)
101.INS[2]	—	XBRL Instance Document
101.SCH[2]	—	XBRL Taxonomy Extension Schema
101.CAL[2]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[2]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[2]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[2]	—	XBRL Taxonomy Extension Presentation Linkbase

1 Obligations of CMS Energy or its subsidiaries, but not of Consumers

2 The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”