Form 10-K
period 2014-12-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2015-02-05
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

CMS Energy Corporation:  Yes ☐  No ☒  Consumers Energy Company:  Yes ☐  No ☒

The aggregate market value of CMS Energy voting and non-voting common equity held by non-affiliates was $8.538 billion for the 274,085,598 CMS Energy Common Stock shares outstanding on June 30, 2014 based on the closing sale price of $31.15 for CMS Energy Common Stock, as reported by the New York Stock Exchange on such date.  There were no shares of Consumers common equity held by non-affiliates as of June 30, 2014.

There were 276,264,146 shares of CMS Energy Common Stock outstanding on January 12, 2015, including 803,551 shares owned by Consumers Energy Company.  On January 12, 2015, CMS Energy held all 84,108,789 outstanding shares of common equity of Consumers.  Documents incorporated by reference in Part III:  CMS Energy’s proxy statement and Consumers’ information statement relating to the 2015 Annual Meeting of Shareholders to be held May 1, 2015.

CMS Energy Corporation

Consumers Energy Company

Annual Reports on Form 10-K to the Securities and Exchange Commission for the Year Ended

December 31, 2014

(This page intentionally left blank)

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2008 Energy Law	Comprehensive energy reform package enacted in Michigan in 2008

ABATE	Association of Businesses Advocating Tariff Equity

ABO	Accumulated benefit obligation; the liabilities of a pension plan based on service and pay to date, which differs from the PBO in that it does not reflect expected future salary increases

AFUDC	Allowance for borrowed and equity funds used during construction

ANR	ANR Pipeline Company, a non-affiliated company

AOCI	Accumulated other comprehensive income (loss)

ARO	Asset retirement obligation

ASU	Financial Accounting Standards Board Accounting Standards Update

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan, in which CMS Energy sold its interest in 2002

bcf	Billion cubic feet

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

Btu	British thermal unit

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company, formerly known as CMS Field Services

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CAO	Chief Accounting Officer

Cash Balance Pension Plan	Cash balance pension plan of CMS Energy and Consumers

CCR	Coal combustion residual

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980

CFO	Chief Financial Officer

city-gate contract	An arrangement made for the point at which a local distribution company physically receives gas from a supplier or pipeline

Clean Air Act	Federal Clean Air Act of 1963, as amended

Clean Water Act	Federal Water Pollution Control Act of 1972, as amended

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation and its consolidated subsidiaries, unless otherwise noted; the parent of Consumers and CMS Enterprises

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly known as CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM in 2004

Consumers	Consumers Energy Company and its consolidated subsidiaries, unless otherwise noted; a wholly owned subsidiary of CMS Energy

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

CSAPR	The Cross-State Air Pollution Rule

DB Pension Plan	Defined benefit pension plan of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries

DB SERP	Defined Benefit Supplemental Executive Retirement Plan

DCCP	Defined Company Contribution Plan

DC SERP	Defined Contribution Supplemental Executive Retirement Plan

DIG	Dearborn Industrial Generation, L.L.C., a wholly owned subsidiary of Dearborn Industrial Energy, L.L.C., a wholly owned subsidiary of CMS Energy

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DOE	U.S. Department of Energy

DTE Electric	DTE Electric Company, a non-affiliated company

DTE Gas	DTE Gas Company, a non-affiliated company

EBITDA	Earnings before interest, taxes, depreciation, and amortization

EGWP	Employer Group Waiver Plan

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

Environmental Mitigation Projects	Environmentally beneficial projects that a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

First Mortgage Bond Indenture	The indenture dated as of September 1, 1945 between Consumers and The Bank of New York Mellon, as Trustee, as amended and supplemented

FLI Liquidating Trust	Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non-affiliated entity

FMB	First mortgage bond

FOV	Finding of Violation

FTR	Financial transmission right

GAAP	U.S. Generally Accepted Accounting Principles

GCC	Gas Customer Choice, which allows gas customers to purchase gas from alternative suppliers

GCR	Gas cost recovery

Genesee	Genesee Power Station Limited Partnership, a VIE in which HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50 percent interest

Grayling	Grayling Generating Station Limited Partnership, a VIE in which HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50 percent interest

Great Lakes Gas Transmission	Great Lakes Gas Transmission Limited Partnership, a non-affiliated company

GWh	Gigawatt-hour, a unit of energy equal to one billion watt-hours

Health Care Acts	Comprehensive health care reform enacted in 2010, comprising the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act

IRS	Internal Revenue Service

kilovolts	Thousand volts, a unit used to measure the difference in electrical pressure along a current

kVA	Thousand volt-amperes, a unit used to reflect the electrical power capacity rating of equipment or a system

kWh	Kilowatt-hour, a unit of energy equal to one thousand watt-hours

LIBOR	The London Interbank Offered Rate

Ludington	Ludington pumped-storage plant, jointly owned by Consumers and DTE Electric

MATS	Mercury and Air Toxics Standards, which limit mercury, acid gases, and other toxic pollution from coal-fueled and oil-fueled power plants

MBT	Michigan Business Tax

mcf	Thousand cubic feet

MCIT	Michigan Corporate Income Tax

MCV Facility	A 1,647 MW natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership

MCV Partnership	Midland Cogeneration Venture Limited Partnership

MCV PPA	PPA between Consumers and the MCV Partnership

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDEQ	Michigan Department of Environmental Quality

MDL	A pending multi-district litigation case in Nevada arising out of several consolidated cases

MGP	Manufactured gas plant

MISO	Midcontinent Independent System Operator, Inc.

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

•                 the adoption of federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, including those related to energy policy and ROA, gas pipeline safety, the environment, regulation or deregulation, health care reforms (including the Health Care Acts), taxes, accounting matters, climate change, air emissions, potential effects of the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results;

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

•                 the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates used in calculating the plans’ obligations, and the resulting impact on future funding requirements;

•                 the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital;

•                 changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers;

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

•                 factors affecting development of electric generation projects and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, and government approvals;

•                 factors affecting operations, such as costs and availability of personnel, equipment, and materials, unusual weather conditions, catastrophic weather-related damage, scheduled or unscheduled equipment outages, maintenance or repairs, environmental incidents, equipment failures, and electric transmission and distribution or gas pipeline system constraints;

•                 potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, or operations due to accidents, explosions, physical disasters, vandalism, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events;

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

•                 technological developments in energy production, storage, delivery, usage, and metering;

•                 the ability to implement technology, including Smart Energy, successfully;

•                 the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections;

•                 adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions;

•                 the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements;

•                 the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate compliance policies, regulatory violations, and other business events;

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

All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings.  For additional details regarding these and other uncertainties, see Item 1A. Risk Factors; Item 8. Financial Statements and Supplementary Data, MD&A — Outlook; and Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements — Note 3, Regulatory Matters and Note 4, Contingencies and Commitments.

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

CMS Energy manages its businesses by the nature of services each provides, and operates principally in three business segments:  electric utility, gas utility, and enterprises, its non-utility operations and investments.  Consumers’ consolidated operations account for substantially all of CMS Energy’s total assets, income, and operating revenue.  CMS Energy’s consolidated operating revenue was $7.2 billion in 2014, $6.6 billion in 2013, and $6.3 billion in 2012.

For further information about operating revenue, income, and assets and liabilities attributable to all of CMS Energy’s business segments and operations, see Item 8. Financial Statements and Supplementary Data, CMS Energy’s Selected Financial Information, Consolidated Financial Statements, and Notes to the Consolidated Financial Statements.

CONSUMERS

Consumers has served Michigan customers since 1886.  Consumers was incorporated in Maine in 1910 and became a Michigan corporation in 1968.  Consumers owns and operates electric distribution and generation facilities and gas transmission, storage, and distribution facilities.  It provides electricity and/or natural gas to 6.6 million of Michigan’s 10 million residents.  Consumers’ rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and FERC, as described in “CMS Energy and Consumers Regulation” in this Item 1.

Consumers’ consolidated operating revenue was $6.8 billion in 2014, $6.3 billion in 2013, and $6.0 billion in 2012.  For further information about operating revenue, income, and assets and liabilities attributable to Consumers’ electric and gas utility operations, see Item 8. Financial Statements and Supplementary Data, Consumers’ Selected Financial Information, Consolidated Financial Statements, and Notes to the Consolidated Financial Statements.

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

In 2014, Consumers served 1.8 million electric customers and 1.7 million gas customers in Michigan’s Lower Peninsula.  Presented in the following map is Consumers’ service territory:

BUSINESS SEGMENTS

CONSUMERS ELECTRIC UTILITY

Electric Utility Operations:  Consumers’ electric utility operations, which include the generation, purchase, distribution, and sale of electricity, generated operating revenue of $4.4 billion in 2014, $4.2 billion in 2013, and $4.0 billion in 2012.  Consumers’ electric utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2014 electric utility operating revenue of $4.4 billion by customer class:

Consumers’ electric utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.

In 2014, Consumers’ electric deliveries were 38 billion kWh, which included ROA deliveries of four billion kWh, resulting in net bundled sales of 34 billion kWh.  In 2013, Consumers’ electric deliveries were 37 billion kWh, which included ROA deliveries of four billion kWh, resulting in net bundled sales of 33 billion kWh.

Consumers’ electric utility operations are seasonal.  The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment.

Presented in the following illustration are Consumers’ monthly weather-adjusted electric deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including ROA deliveries, during 2014 and 2013:

Consumers’ 2014 summer peak demand was 7,498 MW, which included ROA demand of 591 MW.  For the 2013-2014 winter period, Consumers’ peak demand was 5,960 MW, which included ROA demand of 452 MW.  As required by MISO reserve margin requirements, Consumers owns or controls, through long-term PPAs and short-term capacity purchases, capacity required to supply its projected firm peak load and necessary reserve margin for summer 2015.

Electric Utility Properties:  Consumers’ distribution system consists of:

•                 434 miles of high-voltage distribution radial lines operating at 120 kilovolts or above;

•                 4,261 miles of high-voltage distribution overhead lines operating at 23 kilovolts, 46 kilovolts, and 69 kilovolts;

•                 18 miles of high-voltage distribution underground lines operating at 23 kilovolts and 46 kilovolts;

•                 56,022 miles of electric distribution overhead lines;

•                 10,304 miles of underground distribution lines; and

•                 substations with an aggregate transformer capacity of 24 million kVA.

Consumers is interconnected to the interstate high-voltage electric transmission system owned by Michigan Electric Transmission Company, LLC, a non-affiliated company, and operated by MISO.  Consumers is also interconnected to neighboring utilities and to other transmission systems.

Presented in the following table are details about Consumers’ electric generating system at December 31, 2014:

	Number of Units and	2014 Generation Capacity	[1]	2014 Net Generation
Name and Location (Michigan)	Year Entered Service	(MW)		(GWh)
Coal generation
J.H. Campbell 1 & 2 – West Olive	2 Units, 1962-1967	611		3,525
J.H. Campbell 3 – West Olive[2]	1 Unit, 1980	751		4,681
B.C. Cobb 4 & 5 – Muskegon[3]	2 Units, 1956-1957	307		1,889
D.E. Karn 1 & 2 – Essexville	2 Units, 1959-1961	508		2,059
J.C. Weadock 7 & 8 – Essexville[3]	2 Units, 1955-1958	289		1,711
J.R. Whiting 1-3 – Erie[3]	3 Units, 1952-1953	317		1,819
Total coal generation		2,783		15,684
Oil/Gas steam generation
B.C. Cobb 1-3 – Muskegon[4]	3 Units, 1999-2000	-		-
D.E. Karn 3 & 4 – Essexville[5]	2 Units, 1975-1977	1,204		-
Zeeland (combined cycle) – Zeeland	1 Unit, 2002	520		1,847
Total oil/gas steam generation		1,724		1,847
Hydroelectric
Conventional hydro generation – various locations	35 Units, 1906-1949	77		457
Ludington – Ludington	6 Units, 1973	955	[6]	(300)[7]
Total hydroelectric		1,032		157
Gas/Oil combustion turbine
Various plants – various locations[8]	11 Units, 1966-1971	38		13
Zeeland (simple cycle) – Zeeland	2 Units, 2001	320		152
Total gas/oil combustion turbine		358		165
Wind generation
Lake Winds® Energy Park – Mason County	56 Turbines, 2012	16		270
Cross Winds® Energy Park – Tuscola County	62 Turbines, 2014	-		21
Total wind generation		16		291
Total owned generation		5,913		18,144
Purchased and interchange power[9]		2,863	[10]	17,232	[11]
Total supply		8,776		35,376
Generation and transmission use/loss				1,759
Total net bundled sales				33,617

1    Represents each plant’s electric generation capacity during the summer months, except for Cross Winds® Energy Park, which began operation in December 2014.

2    Represents Consumers’ share of the capacity of the J.H. Campbell 3 unit, net of the 6.69-percent ownership interest of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc.

3    Consumers plans to retire these seven smaller coal-fueled generating units by April 2016.

4    B.C. Cobb 1-3 were coal-fueled units that were retired and subsequently converted to natural gas-fueled units.  B.C. Cobb 1-3 were placed back into service in the years indicated and mothballed in 2009.  Consumers plans to retire these units by June 2015.

5    D.E. Karn 3 & 4 were mothballed in October 2014.  Consumers plans to return these units to service in June 2015.

6    Represents Consumers’ 51-percent share of the capacity of Ludington.  DTE Electric holds the remaining 49-percent ownership interest.

7    Represents Consumers’ share of net pumped-storage generation.  The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak-demand hours.

8    Includes eight units that were mothballed beginning on various dates between October 2010 and October 2014.

9    Includes purchases from the MISO capacity and energy markets, and long-term PPAs.

10 Includes 1,240 MW of purchased contract capacity from the MCV Facility and 778 MW of purchased contract capacity from Palisades.

11 Includes 2,384 GWh of purchased energy from the MCV Facility and 5,974 GWh of purchased energy from Palisades.

Consumers’ generation capacity is a measure of the maximum electric output that Consumers has available to meet peak load requirements.  As shown in the following illustration, Consumers’ 2014 generation capacity of 8,776 MW, including purchased capacity of 2,863 MW, relied on a variety of fuel sources:

Electric Utility Supply:  Presented in the following table are the sources of Consumers’ electric supply over the last five years:

					GWh
Years Ended December 31	2014	2013	2012	2011	2010
Owned generation
Coal	15,684	15,951	14,027	15,468	17,879
Gas	2,012	1,415	3,003	1,912	1,043
Renewable energy	748	704	433	425	365
Oil	-	4	6	7	21
Net pumped storage[1]	(300)	(371)	(295)	(365)	(366)
Total owned generation	18,144	17,703	17,174	17,447	18,942
Purchased and interchange power
Purchased renewable energy[2]	2,366	2,250	1,435	1,587	1,582
Purchased generation – other[2]	10,073	10,871	13,104	11,087	10,421
Net interchange power[3]	4,793	3,656	4,151	6,825	6,045
Total purchased and interchange power	17,232	16,777	18,690	19,499	18,048
Total supply	35,376	34,480	35,864	36,946	36,990

1    Represents Consumers’ share of net pumped-storage generation.  The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak-demand hours.

2    Includes purchases from long-term PPAs.

3    Includes purchases from the MISO energy market and seasonal purchases.

During 2014, Consumers acquired 49 percent of the electricity it provided to customers through long-term PPAs and the MISO energy market.  Consumers offers its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the market to serve the demand of its customers.  Consumers is a net purchaser of power and supplements its generation capability with purchases from the MISO energy market to meet its customers’ needs during peak demand periods.

At December 31, 2014, Consumers had unrecognized future commitments (amounts for which, in accordance with GAAP, liabilities have not been recorded on its balance sheet) to purchase capacity and energy under long-term PPAs with various generating plants.  These contracts require monthly capacity payments based on the plants’ availability or deliverability.  The payments for 2015 through 2036 are estimated to total $11.1 billion and, for each of the next five years, range from $1.0 billion to $1.1 billion annually.  These amounts may vary depending on plant availability and fuel costs.  For further information about Consumers’ future capacity and energy purchase obligations, see Item 8. Financial Statements and Supplementary Data, MD&A – Capital Resources and Liquidity and Note 4, Contingencies and Commitments – Contractual Commitments.

During 2014, 44 percent of the energy Consumers provided to customers was generated by its coal-fueled generating units, which burned nine million tons of coal and produced a combined total of 15,684 GWh of electricity.

In order to obtain the coal it needs, Consumers enters into physical coal supply contracts.  At December 31, 2014, Consumers had contracts to purchase coal through 2017; payment obligations under these contracts totaled $178 million.  Most of Consumers’ rail-supplied coal contracts have fixed prices, although some contain market-based pricing.  Consumers’ vessel-supplied coal contracts have fixed base prices that are adjusted monthly to reflect changes to the fuel cost of vessel transportation.  At December 31, 2014, Consumers had 88 percent of its 2015 expected coal requirements under contract, as well as a 36-day supply of coal on hand.

In conjunction with its coal supply contracts, Consumers leases a fleet of rail cars and has transportation contracts with various companies to provide rail and vessel services for delivery of purchased coal to Consumers’ generating facilities.  Consumers’ coal transportation contracts expire through 2019; payment obligations under these contracts totaled $430 million at December 31, 2014.

During 2014, six percent of the energy Consumers provided to customers was generated by natural gas-fueled generating units, which burned 15 bcf of natural gas and produced a combined total of 2,012 GWh of electricity.

In order to obtain the gas it needs for electric generation fuel, Consumers’ electric utility purchases gas from the market near the time of consumption, at prices that allow it to compete in the electric wholesale market.  For D.E. Karn, units 3 and 4, and the Zeeland plant, Consumers purchases gas from the market and transports the gas to the facilities on a firm basis.  For its smaller combustion turbines, Consumers’ electric utility purchases and transports gas to its facilities as a bundled-rate tariff customer of either the gas utility or DTE Gas.

Presented in the following table is the cost per million Btu of all fuels consumed, which fluctuates with the mix of fuel used.

				Cost Per Million Btu
Years Ended December 31	2014	2013	2012	2011	2010
Coal	$2.72	$2.90	$2.98	$2.94	$2.51
Gas	7.19	4.68	3.16	4.95	5.57
Oil	20.16	19.47	19.08	18.55	10.98
Weighted-average fuel cost	$3.17	$3.07	$3.05	$3.18	$2.71

Electric Utility Competition:  Consumers’ electric utility business is subject to actual and potential competition from many sources, in both the wholesale and retail markets, as well as in electric generation, electric delivery, and retail services.

A Michigan statute enacted in 2000 allowed electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers.  The 2008 Energy Law revised the statute by limiting alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year.  At December 31, 2014, Consumers’ electric deliveries under the ROA program were at the ten-percent limit and alternative electric suppliers were providing 771 MW of electric generation service to 308 ROA customers.

In December 2013, a bill was introduced to the Michigan House of Representatives that, if enacted, would have revised the 2008 Energy Law by removing the ten-percent limit and allowing all of Consumers’ electric customers to take service from an alternative electric supplier.  The bill also proposed to deregulate electric generation service in Michigan within two years.  No action was taken prior to the end of the legislative session on this bill or on a similar bill introduced to the Michigan Senate.  Consumers is unable to predict whether similar bills might be introduced during 2015.

In recent years, the Michigan legislature has conducted hearings on the subject of energy competition.  If the ROA limit were increased or if electric generation service in Michigan were deregulated, it could have a material adverse effect on Consumers’ financial results and operations.

Consumers also has competition or potential competition from:

•                 industrial customers relocating all or a portion of their production capacity outside of Consumers’ service territory for economic reasons;

•                 municipalities owning or operating competing electric delivery systems; and

•                 customer self-generation.

Consumers addresses this competition by monitoring activity in adjacent geographical areas, by providing non-energy services and value to customers through Consumers’ rates and service, and by offering tariff-based incentives that support economic development.

CONSUMERS GAS UTILITY

Gas Utility Operations:  Consumers’ gas utility operations, which include the purchase, transmission, storage, distribution, and sale of natural gas, generated operating revenue of $2.4 billion in 2014, $2.1 billion in 2013, and $2.0 billion in 2012.  Consumers’ gas utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2014 gas utility operating revenue of $2.4 billion by customer class:

Consumers’ gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.

In 2014, deliveries of natural gas, including off-system transportation deliveries, through Consumers’ pipeline and distribution network, totaled 373 bcf, which included GCC deliveries of 65 bcf.  In 2013, deliveries of natural gas, including off-system transportation deliveries, through Consumers’ pipeline and distribution network, totaled 352 bcf, which included GCC deliveries of 63 bcf.  Consumers’ gas utility operations are seasonal.  Consumers injects natural gas into storage during the summer months for use during the winter months when the demand for natural gas is higher.  Peak demand occurs in the winter due to colder temperatures and the resulting use of natural gas as a heating fuel.  During 2014, 43 percent of the natural gas supplied to all customers during the winter months was supplied from storage.

Presented in the following illustration are Consumers’ monthly weather-adjusted gas deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including GCC deliveries, during 2014 and 2013:

Gas Utility Properties:  Consumers’ gas distribution and transmission system consists of:

•                 27,169 miles of distribution mains;

•                 1,685 miles of transmission lines;

•                 seven compressor stations with a total of 168,721 installed and available horsepower; and

•                 15 gas storage fields with a total storage capacity of 309 bcf and a working gas volume of 151 bcf.

Gas Utility Supply:  In 2014, Consumers purchased 68 percent of the gas it delivered from U.S. producers and six percent from Canadian producers.  The remaining 26 percent was purchased from authorized GCC suppliers and delivered by Consumers to customers in the GCC program.  Presented in the following illustration are the supply arrangements for the gas Consumers delivered to GCC and GCR customers during 2014:

Firm gas transportation or firm city-gate contracts are those that define a fixed amount, price, and delivery time frame.  Consumers’ firm gas transportation contracts are with ANR, Great Lakes Gas Transmission, Panhandle, and Trunkline.  Under these contracts, Consumers purchases and transports gas to Michigan for ultimate delivery to its customers.  Consumers’ firm gas transportation contracts expire through 2023 and provide for the delivery of 61 percent of Consumers’ total gas supply requirements.  Consumers purchases the balance of its required gas supply under firm city-gate contracts and through authorized suppliers under the GCC program.

Gas Utility Competition:  Competition exists in various aspects of Consumers’ gas utility business.  Competition comes from GCC and from alternative fuels and energy sources, such as propane, oil, and electricity.

ENTERPRISES SEGMENT – NON-UTILITY OPERATIONS AND INVESTMENTS

CMS Energy’s enterprises segment, through various subsidiaries and certain equity investments, is engaged primarily in domestic independent power production and the marketing of independent power production.  The enterprises segment’s operating revenue was $299 million in 2014, $181 million in 2013, and $183 million in 2012.

Independent Power Production:  At December 31, 2014, CMS Energy had ownership interests in independent power plants totaling 1,135 MW or 1,035 net MW.  (Net MW reflects that portion of the capacity relating to CMS Energy’s ownership interests.)  Presented in the following table are CMS Energy’s interests in independent power plants at December 31, 2014:

			Capacity Under	Energy Under
	Primary	Capacity	Long-Term	Long-Term	Ownership
Location	Fuel Type	(MW)	Contract (%)	Contract (%)	Interest (%)
Dearborn, Michigan	Natural gas	710	34	49	100
Gaylord, Michigan	Natural gas	156	42	-	100
Comstock, Michigan	Natural gas	68	42	-	100
Filer City, Michigan	Coal and biomass	73	100	100	50
Flint, Michigan	Biomass	40	88	88	50
Grayling, Michigan	Biomass	38	92	92	50
New Bern, North Carolina	Biomass	50	100	100	50
Total		1,135

The operating revenue from independent power production was $18 million in 2014, $17 million in 2013, and $16 million in 2012.  CMS Energy’s independent power production business faces competition from generators, marketers and brokers, and utilities marketing power in the wholesale market.

Energy Resource Management:  CMS ERM purchases and sells energy commodities in support of CMS Energy’s generating facilities with a focus on optimizing CMS Energy’s independent power production portfolio.  In 2014, CMS ERM marketed 19 bcf of natural gas and 4,681 GWh of electricity.  Electricity marketed by CMS ERM was generated by independent power production of the enterprises segment and unrelated third parties.  CMS ERM’s operating revenue was $281 million in 2014, $164 million in 2013, and $167 million in 2012.

OTHER BUSINESSES

EnerBank:  EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements.  EnerBank’s operating revenue was $80 million in 2014, $64 million in 2013, and $57 million in 2012.

CMS ENERGY AND CONSUMERS REGULATION

CMS Energy, Consumers, and their subsidiaries are subject to regulation by various federal, state, and local governmental agencies, including those described in the following sections.

FERC

FERC has exercised limited jurisdiction over several independent power plants and exempt wholesale generators in which CMS Enterprises has ownership interests, as well as over CMS ERM, CMS Gas Transmission, and DIG.  FERC’s jurisdiction includes, among other things, acquisitions, operations, disposals of certain assets and facilities, services provided and rates charged, and conduct among affiliates.  FERC also has limited jurisdiction over holding company matters with respect to CMS Energy.  FERC, in connection with NERC and with regional reliability organizations, also regulates generation owners and operators, load serving entities, purchase and sale entities, and others with regard to reliability of the bulk power system.

FERC regulates limited aspects of Consumers’ gas business, principally compliance with FERC capacity release rules, shipping rules, the prohibition against certain buy/sell transactions, and the price-reporting rule.

FERC also regulates certain aspects of Consumers’ electric operations, including compliance with FERC accounting rules, wholesale and transmission rates, operation of licensed hydroelectric generating plants, transfers of certain facilities, corporate mergers, and issuances of securities.

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

Rate Proceedings:  For information regarding open rate proceedings, see Item 8. Financial Statements and Supplementary Data, MD&A — Outlook and Notes to the Consolidated Financial Statements — Note 3, Regulatory Matters.

OTHER REGULATION

The U.S. Secretary of Energy regulates imports and exports of natural gas and has delegated various aspects of this jurisdiction to FERC and the DOE’s Office of Fossil Fuels.

The U.S. Department of Transportation Office of Pipeline Safety regulates the safety and security of gas pipelines through the Natural Gas Pipeline Safety Act of 1968 and subsequent laws.

EnerBank is regulated by the Utah Department of Financial Institutions and the FDIC.

ENERGY LEGISLATION

CMS Energy, Consumers, and their subsidiaries are subject to various legislative-driven matters, including Michigan’s 2008 Energy Law.  This law requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by the end of 2015, and includes requirements for specific capacity additions.  The 2008 Energy Law also requires Consumers to prepare an energy optimization plan and achieve annual sales reduction targets through at least 2015.  The targets increase annually, with the goal of achieving a 5.6 percent reduction in customers’ electricity use and a 3.9 percent reduction in customers’ natural gas use by December 31, 2015.  The 2008 Energy Law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  For additional information regarding Consumers’ renewable energy and energy optimization plans and electric ROA, see Item 8. Financial Statements and Supplementary Data, MD&A — Outlook.

CMS ENERGY AND CONSUMERS ENVIRONMENTAL COMPLIANCE

CMS Energy, Consumers, and their subsidiaries are subject to various federal, state, and local regulations for environmental quality, including air and water quality, solid waste management, and other matters.  Consumers expects to recover costs to comply with environmental regulations in customer rates, but cannot guarantee this result.  For additional information concerning environmental matters, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements — Note 4, Contingencies and Commitments.

CMS Energy has recorded a significant liability for its subsidiaries’ obligations associated with Bay Harbor and Consumers has recorded a significant liability for its obligations at a number of MGP sites.

For additional information, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements — Note 4, Contingencies and Commitments.

Air:  Consumers continues to install state-of-the-art emissions control equipment at its electric generating plants.  Consumers estimates that it will incur expenditures of $258 million from 2015 through 2019 to comply with present and future federal and state environmental regulations that will require extensive reductions in nitrogen oxides, sulfur dioxides, particulate matter, and mercury emissions.  Consumers’ estimate may increase if additional or more stringent laws or regulations are adopted or implemented regarding greenhouse gases, including carbon dioxide.

Solid Waste Disposal:  Costs related to the construction, operation, and closure of solid waste disposal facilities for coal ash are significant.  Consumers’ solid waste disposal areas are regulated under Michigan’s solid waste rules.  Consumers has converted all of its fly ash handling systems to dry systems.  All of Consumers’ ash facilities have programs designed to protect the environment and are subject to quarterly MDEQ inspections.  In December 2014, the EPA issued new federal regulations for ash disposal areas.  Consumers’ preliminary estimate of capital expenditures to comply with future regulations relating to ash disposal is $252 million from 2015 through 2019, but this estimate could change significantly.

Water:  Consumers uses substantial amounts of water to operate and cool its electric generating plants.  Water discharge quality is regulated and administered by the MDEQ under the federal NPDES program.  To comply with such regulation, Consumers’ facilities have discharge monitoring programs.  Consumers expects the EPA to issue final federal regulations for wastewater discharges from electric generating plants in 2015.  Consumers’ preliminary estimate of expenditures to comply with these expected regulations is $152 million from 2015 through 2019.

In 2014, the EPA finalized its cooling water intake rule, which requires Consumers to evaluate the biological impact of its cooling water intake systems and ensure that it is using the best technology available to minimize adverse environmental impacts.  Consumers’ preliminary estimate of expenditures to comply with these regulations is $100 million from 2015 through 2019.

CMS Energy retained environmental remediation obligations for the collection and treatment of leachate at Bay Harbor after selling its interests in the development in 2002.  CMS Energy’s estimate of expenditures on long-term liquid disposal and operating and maintenance costs at Bay Harbor is $29 million from 2015 through 2019.

For further information concerning estimated capital expenditures related to air, solid waste disposal, and water see Item 8. Financial Statements and Supplementary Data, MD&A — Outlook, “Consumers Electric Utility Business Outlook and Uncertainties — Electric Environmental Outlook.”

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

CMS Energy’s and Consumers’ present insurance program does not cover the risks of certain environmental costs, such as the cleanup of sites owned by CMS Energy or Consumers, or claims for the long-term storage or disposal of pollutants or for air pollution.

EMPLOYEES

Presented in the following table are the number of employees of CMS Energy and Consumers:

December 31	2014	2013	2012
CMS Energy, including Consumers
Full-time employees	7,704	7,736	7,487
Part-time employees	43	45	54
Total employees[1]	7,747	7,781	7,541
Consumers
Full-time employees	7,369	7,410	7,188
Part-time employees	19	25	33
Total employees[2]	7,388	7,435	7,221

1    Excluding seasonal employees, 7,714 at December 31, 2014, 7,460 at December 31, 2013, and 7,503 at December 31, 2012.

2    Excluding seasonal employees, 7,355 at December 31, 2014, 7,114 at December 31, 2013, and 7,183 at December 31, 2012.

Consumers has a seasonal workforce that peaked at 394 employees during 2014, 321 employees during 2013, and 38 employees during 2012.

CMS ENERGY EXECUTIVE OFFICERS (AS OF FEBRUARY 1, 2015)

Name	Age	Position	Period
John G. Russell	57	President, CEO, and Director of CMS Energy	5/2010 – Present
		President, CEO, and Director of Consumers	5/2010 – Present
Chairman of the Board, President, CEO, and Director
		of CMS Enterprises	5/2010 – Present
		President and Chief Operating Officer of Consumers	10/2004 – 5/2010
Thomas J. Webb	62	Executive Vice President and CFO of CMS Energy	8/2002 – Present
		Executive Vice President and CFO of Consumers	8/2002 – Present
		Executive Vice President, CFO, and Director of CMS Enterprises	8/2002 – Present
John M. Butler	50	Senior Vice President of CMS Enterprises	9/2006 – Present
		Senior Vice President of CMS Energy	7/2006 – Present
		Senior Vice President of Consumers	7/2006 – Present
David G. Mengebier	57	Senior Vice President and Chief Compliance Officer
		of CMS Energy	11/2006 – Present
		Senior Vice President and Chief Compliance Officer of Consumers	11/2006 – Present
		Senior Vice President of CMS Enterprises	3/2003 – Present
Catherine M. Reynolds	57	Senior Vice President, General Counsel, and Director
		of CMS Enterprises	1/2014 – Present
		Senior Vice President and General Counsel of CMS Energy	10/2013 – Present
		Senior Vice President and General Counsel of Consumers	10/2013 – Present
Vice President, Deputy General Counsel, and Corporate Secretary
		of CMS Energy	1/2012 – 10/2013
Vice President, Deputy General Counsel, and Corporate Secretary
		of Consumers	1/2012 – 10/2013
		Vice President and Corporate Secretary of CMS Energy	9/2006 – 1/2012
		Vice President and Corporate Secretary of Consumers	9/2006 – 1/2012
		Vice President and Secretary of CMS Enterprises	9/2006 – 1/2014
Glenn P. Barba	49	Vice President, Controller, and CAO of CMS Enterprises	11/2007 – Present
		Vice President, Controller, and CAO of CMS Energy	2/2003 – Present
		Vice President, Controller, and CAO of Consumers	1/2003 – Present

There are no family relationships among executive officers and directors of CMS Energy.  The term of office of each of the executive officers extends to the first meeting of the Board of Directors of CMS Energy after the next annual election of Directors of CMS Energy (scheduled to be held on May 1, 2015).

CONSUMERS EXECUTIVE OFFICERS (AS OF FEBRUARY 1, 2015)

Name	Age	Position	Period
John G. Russell	57	President, CEO, and Director of CMS Energy	5/2010 – Present
		President, CEO, and Director of Consumers	5/2010 – Present
Chairman of the Board, President, CEO, and Director
		of CMS Enterprises	5/2010 – Present
		President and Chief Operating Officer of Consumers	10/2004 – 5/2010
Thomas J. Webb	62	Executive Vice President and CFO of CMS Energy	8/2002 – Present
		Executive Vice President and CFO of Consumers	8/2002 – Present
		Executive Vice President, CFO, and Director of CMS Enterprises	8/2002 – Present
John M. Butler	50	Senior Vice President of CMS Enterprises	9/2006 – Present
		Senior Vice President of CMS Energy	7/2006 – Present
		Senior Vice President of Consumers	7/2006 – Present
David G. Mengebier	57	Senior Vice President and Chief Compliance Officer
		of CMS Energy	11/2006 – Present
		Senior Vice President and Chief Compliance Officer of Consumers	11/2006 – Present
		Senior Vice President of CMS Enterprises	3/2003 – Present
Jackson L. Hanson	58	Senior Vice President of Consumers	5/2010 – Present
		Vice President of Consumers	11/2006 – 5/2010
Daniel J. Malone	54	Senior Vice President of Consumers	5/2010 – Present
		Vice President of Consumers	6/2008 – 5/2010
Catherine M. Reynolds	57	Senior Vice President, General Counsel, and Director
		of CMS Enterprises	1/2014 – Present
		Senior Vice President and General Counsel of CMS Energy	10/2013 – Present
		Senior Vice President and General Counsel of Consumers	10/2013 – Present
Vice President, Deputy General Counsel, and Corporate Secretary
		of CMS Energy	1/2012 – 10/2013
Vice President, Deputy General Counsel, and Corporate Secretary
		of Consumers	1/2012 – 10/2013
		Vice President and Corporate Secretary of CMS Energy	9/2006 – 1/2012
		Vice President and Corporate Secretary of Consumers	9/2006 – 1/2012
		Vice President and Secretary of CMS Enterprises	9/2006 – 1/2014
Glenn P. Barba	49	Vice President, Controller, and CAO of CMS Enterprises	11/2007 – Present
		Vice President, Controller, and CAO of CMS Energy	2/2003 – Present
		Vice President, Controller, and CAO of Consumers	1/2003 – Present
Patricia K. Poppe[1]	46	Vice President of Consumers	1/2011 – Present
Ronn J. Rasmussen	58	Vice President of Consumers	11/2006 – Present

1    Prior to joining Consumers, Ms. Poppe was the director of regulated marketing for energy optimization at DTE Energy Company, a non-affiliated diversified energy company.  She also worked as a director of DTE Energy Company’s North Region Power Plants.

There are no family relationships among executive officers and directors of Consumers.  The term of office of each of the executive officers extends to the first meeting of the Board of Directors of Consumers after the next annual election of Directors of Consumers (scheduled to be held on May 1, 2015).

AVAILABLE INFORMATION

CMS Energy’s internet address is www.cmsenergy.com.  Information contained on CMS Energy’s website is not incorporated herein.  CMS Energy’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible free of charge on CMS Energy’s website.  These reports are available soon after they are electronically filed with the SEC.  Also on CMS Energy’s website are its:

•                 Corporate Governance Principles;

•                 Articles of Incorporation;

•                 Bylaws; and

•                 Charters and Codes of Conduct (including the Audit, Compensation and Human Resources, Finance, and Governance and Public Responsibility Committee Charters, as well as the Employee, Boards of Directors, and Third Party Codes of Conduct).

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

CMS Energy’s ability to meet its debt service obligations and to reduce its total indebtedness will depend on its future performance, which will be subject to general economic conditions, industry cycles, changes in laws or regulatory decisions, and financial, business, and other factors affecting its operations, many of which are beyond its control.  CMS Energy cannot make assurances that its business will continue to generate sufficient cash flow from operations to service its indebtedness.  If CMS Energy were unable to generate sufficient cash flows from operations, it could be required to sell assets or obtain additional financing.

CMS Energy and Consumers have financing needs and could be unable to obtain bank financing or access the capital markets.

CMS Energy and Consumers may be subject to liquidity demands under commercial commitments, guarantees, indemnities, letters of credit, and other contingent liabilities.  Consumers’ capital requirements are expected to be substantial over the next several years as it invests in the Smart Energy program, construction or acquisition of power generation, environmental controls, decommissioning of older facilities, conversions and expansions, and other electric and gas infrastructure to upgrade delivery systems.  Those requirements may increase if additional laws or regulations are adopted or implemented.

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

Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect CMS Energy’s and Consumers’ access to liquidity needed for their businesses.  Consumers’ inability to obtain prior FERC authorization for any securities issuances, including publicly offered debt, as is required under the Federal Power Act, could adversely affect Consumers’ access to liquidity.  Any liquidity disruption could require CMS Energy and Consumers to take measures to conserve cash.  These measures could include deferring capital expenditures, changing CMS Energy’s and Consumers’ commodity purchasing strategy to avoid collateral-posting requirements, and reducing or eliminating future share repurchases, dividend payments, or other discretionary uses of cash.

CMS Energy continues to explore financing opportunities to supplement its financial strategy.  These potential opportunities include refinancing and/or issuing new debt, preferred stock and/or common equity, commercial paper, and bank financing.  Similarly, Consumers may seek funds through the capital markets, commercial lenders, and leasing arrangements.  Entering into new financings is subject in part to capital market receptivity to utility industry securities in general and to CMS Energy’s and Consumers’ securities in particular.  CMS Energy and Consumers cannot guarantee the capital markets’ acceptance of their securities or predict the impact of factors beyond their control, such as actions of rating agencies.  If CMS Energy or Consumers were unable to obtain bank financing or access the capital markets to incur or refinance indebtedness, or were unable to obtain commercially reasonable terms for any financing, this could have a material adverse effect on its liquidity, financial condition, and results of operations.

Certain of CMS Energy’s and Consumers’ securities and those of their affiliates are rated by various credit rating agencies.  Any reduction or withdrawal of one or more of its credit ratings could have a material adverse impact on CMS Energy’s or Consumers’ ability to access capital on acceptable terms and maintain commodity lines of credit, could make its cost of borrowing higher, and could cause CMS Energy or Consumers to reduce capital expenditures.  If it were unable to maintain commodity lines of credit, CMS Energy or Consumers might have to post collateral or make prepayments to certain suppliers under existing contracts.  Further, since Consumers provides dividends to CMS Energy, any adverse developments affecting Consumers that result in a lowering of its credit ratings could have an adverse effect on CMS Energy’s credit ratings.  CMS Energy and Consumers cannot guarantee that any of their present ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency.

There are risks associated with Consumers’ substantial capital investment program planned for the next five years.

Consumers’ planned investments include the Smart Energy program, construction or acquisition of power generation, gas infrastructure, conversions and expansions, environmental controls, decommissioning of older facilities, and other electric and gas investments to upgrade delivery systems.  The success of these capital investments depends on or could be affected by a variety of factors that include, but are not limited to:

•                 effective pre-acquisition evaluation of asset values, future operating costs, potential environmental and other liabilities, and other factors beyond Consumers’ control;

•                 effective cost and schedule management of new capital projects;

•                 availability of qualified construction personnel;

•                 changes in commodity and other prices;

•                 governmental approvals and permitting;

•                 operational performance;

•                 changes in environmental, legislative and regulatory requirements; and

•                 regulatory cost recovery.

It is possible that adverse events associated with these factors could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

Changes to ROA could have a material adverse effect on CMS Energy’s and Consumers’ businesses.

The 2008 Energy Law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  Lower natural gas prices due to a large supply of natural gas on the market, coupled with low capacity prices in the electric supply market, are placing increasing competitive pressure on the cost of Consumers’ electric supply.  Presently, Consumers’ electric rates are above the Midwest average, while the ROA level on Consumers’ system is at the ten-percent limit and the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 26 percent.  If the ROA limit were increased or if electric generation service in Michigan were deregulated, it could have a material adverse effect on Consumers’ financial results and operations.

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

In addition, if rate regulators fail to provide timely rate relief, it could have a material adverse effect on Consumers or Consumers’ plans for making significant capital investments.  Regulators seeking to avoid or minimize rate increases could resist raising customer rates sufficiently to permit Consumers to recover the full cost of these investments.  In addition, because certain costs are mandated by state requirements for cost recovery, such as resource additions to meet Michigan’s renewable resource standard, regulators could be more inclined to oppose rate increases for other requested items and investments.  Rate regulators could also face pressure to avoid or limit rate increases for a number of reasons, including an economic downturn in the state or diminishment of Consumers’ customer base.  In addition to its potential effects on Consumers’ investment program, any limitation of cost recovery through rates could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

Orders of the MPSC could limit recovery of costs of providing service including, but not limited to, environmental and safety related expenditures for coal-fueled plants and other utility properties, regulatory assets, power supply and natural gas supply costs, operating and maintenance expenses, additional utility-based investments, sunk investment in mothballed or retired generating plants, costs associated with the proposed retirement and decommissioning of facilities, depreciation expense, MISO energy and transmission costs, costs associated with energy efficiency investments and state or federally mandated renewable resource standards, Smart Energy program costs, or expenditures subject to tracking mechanisms.  These orders could also result in adverse regulatory treatment of other matters.  For example, MPSC orders could prevent or curtail Consumers from shutting off non-paying customers, could prevent or curtail Consumers from self-implementing rate changes, could prevent or curtail the implementation of a gas revenue mechanism, or could require Consumers to refund previously self-implemented rates.

FERC authorizes certain subsidiaries of CMS Energy to sell electricity at market-based rates.  Failure of these subsidiaries to maintain this FERC authority could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.  Transmission rates are also set by FERC.  FERC orders related to transmission costs could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

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

Utility regulation, state or federal legislation, and compliance could have a material adverse effect on CMS Energy’s and Consumers’ businesses.

CMS Energy and Consumers are subject to, or affected by, extensive utility regulation and state and federal legislation.  CMS Energy and Consumers believe that they comply with applicable laws and regulations.  If it were determined that they failed to comply, CMS Energy or Consumers could become subject to fines or penalties or be required to implement additional compliance, cleanup, and remediation programs, the cost of which could be material.  Adoption of new laws, rules, regulations, principles, or practices by federal or state agencies, or changes to present laws, rules, regulations, principles, or practices and their interpretations, could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.  Furthermore, any state or federal legislation concerning CMS Energy’s or Consumers’ operations could have a similar effect.

Utility regulation could be impacted by various matters, including electric industry restructuring, hydro relicensing, asset reclassification, gas pipeline capacity, new generation facilities or investments, environmental controls, climate change, air emissions, renewable energy, energy policy and ROA, regulation or deregulation, energy capacity standards or markets, reliability, and safety.  CMS Energy and Consumers cannot predict the impact of these matters on their liquidity, financial condition, and results of operations.

Periodic reviews of the values of CMS Energy’s and Consumers’ assets could result in impairment charges.

CMS Energy and Consumers are required by GAAP to review periodically the carrying value of their assets, including those that may be sold.  Market conditions, the operational characteristics of their assets, and other factors could result in recording impairment charges for their assets, which could have an adverse effect on their equity and their access to additional financing.  In addition, CMS Energy and Consumers may be required to record impairment charges at the time they sell assets, depending on the sale prices they are able to secure and other factors.

CMS Energy and Consumers could incur substantial costs to comply with environmental requirements.

CMS Energy and Consumers are subject to costly and stringent environmental regulations and expect that environmental laws and regulations will continue to become more stringent and require additional significant capital expenditures for emissions control equipment, CCR disposal and storage, cooling water intake equipment, effluent treatment, and PCB remediation.  Present and reasonably anticipated state and federal environmental statutes and regulations, including but not limited to the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and CERCLA, will continue to have a material effect on CMS Energy and Consumers.

In 2014, 96 percent of the energy generated by Consumers came from fossil-fuel-fired power plants, with 85 percent coming from coal-fueled power plants.  CMS Enterprises also has interests in fossil-fuel-fired power plants and other types of power plants that produce greenhouse gases.  In June 2014, the EPA published proposed rules pursuant to Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units, calling the rules the “Clean Power Plan.”  The proposed rules would require a 30 percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels).  Federal environmental laws and rules and international accords and treaties could require CMS Energy and Consumers to install additional equipment for emission controls, purchase carbon emissions allowances, curtail operations, invest in non-fossil-fuel-fired generating capacity, or take other significant steps to manage or lower the emission of greenhouse gases.

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

Consumers plans to retire seven smaller coal-fueled electric generating units by April 2016 and three smaller natural gas-fueled electric generating units by June 2015.  Once the facilities and equipment on these sites are taken out of service, Consumers may encounter previously unknown environmental conditions that will need to be addressed in a timely fashion with state and federal environmental regulators.

Consumers expects to collect fully from its customers, through the ratemaking process, expenditures incurred to comply with environmental regulations, but cannot guarantee this outcome.  If Consumers were unable to recover these expenditures from customers in rates, it could negatively affect CMS Energy’s and/or Consumers’ liquidity, results of operations, and financial condition and CMS Energy and/or Consumers could be required to seek significant additional financing to fund these expenditures.

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

CMS Energy and Consumers expect to incur additional substantial costs related to remediation of legacy environmental sites.

Consumers expects to incur additional substantial costs related to the remediation of its former MGP sites.  Based upon prior MPSC orders, Consumers expects to be able to recover the costs of these cleanup activities through its gas rates, but cannot guarantee that outcome.

In addition, CMS Energy retained environmental remediation obligations for the collection, treatment, and discharge of leachate at Bay Harbor after selling its interests in the development in 2002.  Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site.  CMS Energy has signed agreements with the EPA and the MDEQ relating to Bay Harbor.  If CMS Energy were unable to meet its commitments under these agreements, or if unanticipated events occurred, CMS Energy could incur additional material costs relating to its Bay Harbor remediation obligations.

Consumers also expects to incur remediation and other response activity costs at a number of other sites under NREPA and CERCLA.  Consumers believes these costs should be recoverable in rates, but cannot guarantee that outcome.

CMS Energy and Consumers could be affected adversely by legacy litigation and retained liabilities.

CMS Energy, CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company were named as defendants in various lawsuits arising as a result of alleged false natural gas price reporting.  Allegations included manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Kansas, Missouri, and Wisconsin.  CMS Energy cannot predict the outcome of the lawsuits or the amount of damages for which CMS Energy may be liable.  It is possible that the outcome in one or more of the lawsuits could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.

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

In 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea.  The government of Equatorial Guinea claims that CMS Energy owes $142 million in taxes, plus significant penalties and interest, in connection with the sale and may proceed to formal arbitration.  CMS Energy is vigorously contesting the claim, and cannot predict the financial impact or outcome of this matter.  It is possible that the outcome of this matter could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.

CMS Energy’s and Consumers’ energy sales and operations are affected by seasonal factors and varying weather conditions from year to year.

CMS Energy’s and Consumers’ utility operations are seasonal.  The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment, while peak demand for natural gas occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel.  In addition, Consumers’ electric rates, which follow a seasonal rate design, are higher in the summer months than in the remaining months of the year.  Accordingly, CMS Energy’s and Consumers’ overall results may fluctuate substantially on a seasonal basis.  Mild temperatures during the summer cooling season and winter heating season as well as the impact of significant, extreme weather events on Consumers’ system could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

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

In the regular course of business, CMS Energy and Consumers handle a range of sensitive security and customer information.  CMS Energy and Consumers are subject to laws and rules issued by various agencies concerning safeguarding and maintaining the confidentiality of this information.  A security breach of CMS Energy’s and Consumers’ information or control systems could involve theft or the inappropriate release of certain types of information, such as confidential customer information or, separately, system operating information.  These events could disrupt operations, subject CMS Energy and Consumers to possible financial liability, damage their reputation and diminish the confidence of customers, and have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial conditions, and results of operations.

CMS Energy and Consumers operate in a highly regulated industry that requires the continued operation of sophisticated information and control technology systems and network infrastructure.  Despite implementation of security measures, technology systems are vulnerable to being disabled, to failures, to cyber crime, and to unauthorized access.  These events could impact the reliability of electric generation and electric and gas delivery and also subject CMS Energy and Consumers to financial harm.  Cyber crime, which includes the use of malware, computer viruses, and other means for disruption or unauthorized access against companies, including CMS Energy and Consumers, has increased in frequency, scope, and potential impact in recent years.  While CMS Energy and Consumers have not been subject to cyber crime incidents that have had a material impact on their operations to date, their security measures in place may be insufficient to prevent a major cyber attack in the future.  If technology systems were to fail or be breached, CMS Energy and Consumers might not be able to fulfill critical business functions, and sensitive confidential and proprietary data could be compromised, which could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

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

Consumers’ electric and gas delivery systems, power plants, gas infrastructure, wind energy or solar equipment, energy products, and the independent power plants owned in whole or in part by CMS Energy could be involved in incidents, failures, or accidents that result in injury or property loss to customers, employees, or the public.  Although CMS Energy and Consumers have insurance coverage for many potential incidents (subject to deductibles and self-insurance amounts that could be material), depending upon the nature or severity of any incident, failure, or accident, CMS Energy or Consumers could suffer financial loss, reputational damage, and negative repercussions from regulatory agencies or other public authorities.

CMS Energy’s and Consumers’ revenues and results of operations are subject to risks that are beyond their control, including but not limited to natural disasters, terrorist attacks and related acts of war, hostile cyber intrusions, vandalism, and other catastrophic events.

The impact of natural disasters, severe weather, wars, terrorist acts, vandalism, cyber intrusions, pandemics, and other catastrophic events on the facilities and operations of CMS Energy and Consumers could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.  These events could result in severe damage to CMS Energy’s and Consumers’ assets beyond what could be recovered through insurance policies and could severely disrupt operations, resulting in loss of service to customers.  There is also a risk that regulators could, after the fact, conclude that Consumers’ preparedness or response to such an event was inadequate and take adverse actions as a result.

CMS Energy and Consumers are exposed to significant reputational risks.

CMS Energy and Consumers could suffer negative impacts to their reputations as a result of operational incidents, violations of corporate compliance policies, regulatory violations, or other events.  This could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.  It could also result in negative customer perception and increased regulatory oversight.

The markets for alternative energy and distributed generation could impact financial results.

Technology advances and government incentives and subsidies could reduce or shift the cost of alternative methods of producing electricity, such as fuel cells, microturbines, wind turbines, and solar cells, and could place additional system burdens on CMS Energy and Consumers.  It is also possible that electric customers could reduce their electric consumption significantly through demand-side energy conservation and energy efficiency programs.  Changes in technology could also alter the channels through which electric customers buy electricity.  Any of these changes could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, or results of operations.

Energy risk management strategies might not be effective in managing fuel and electricity pricing risks, which could result in unanticipated liabilities to CMS Energy and Consumers or increased volatility in their earnings.

Consumers is exposed to changes in market prices for natural gas, coal, electricity, capacity, emission allowances, and RECs.  Prices for these commodities may fluctuate substantially over relatively short periods of time and expose Consumers to price risk.  A substantial portion of Consumers’ operating expenses for its plants consists of the costs of obtaining these commodities.  Consumers manages commodity price risk using established policies and procedures, and it may use various contracts to manage this risk, including swaps, options, futures, and forward contracts.  No assurance can be made that these strategies will be successful in managing Consumers’ pricing risk or that they will not result in net liabilities to Consumers as a result of future volatility in these markets.

Natural gas prices in particular have been historically volatile.  Consumers routinely enters into contracts to mitigate exposure to the risks of demand, market effects of weather, and changes in commodity prices associated with its gas distribution business.  These contracts are executed in conjunction with the GCR mechanism, which is designed to allow Consumers to recover prudently incurred costs associated with those positions.  If the MPSC determined that any of these contracts or related contracting policies were imprudent, recovery of these costs could be disallowed.  Consumers does not always hedge the entire exposure of its operations from commodity price volatility.  Furthermore, the ability to hedge exposure to commodity price volatility depends on liquid commodity markets.  As a result, to the extent the commodity markets are illiquid, Consumers might not be able to execute its risk management strategies, which could result in larger unhedged positions than preferred at a given time.  To the extent that unhedged positions exist, fluctuating commodity prices could have a negative effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.  Changes in laws that limit Consumers’ ability to hedge could also have a negative effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

CMS Energy and Consumers are exposed to credit risk of counterparties with whom they do business.

Adverse economic conditions or financial difficulties experienced by counterparties with whom CMS Energy and Consumers do business could impair the ability of these counterparties to pay for CMS Energy’s and Consumers’ services and/or fulfill their contractual obligations, including performance and payment of damages.  CMS Energy and Consumers depend on these counterparties to remit payments and perform contracted services in a timely fashion.  Any delay or default in payment or performance of contractual obligations could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

Volatility and disruptions in capital and credit markets could have a negative impact on CMS Energy’s and Consumers’ lenders, suppliers, customers, and other counterparties, causing them to fail to meet their obligations.  Adverse economic conditions could also have a negative impact on the loan portfolio of CMS Energy’s banking subsidiary, EnerBank.

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

Market performance and other changes could decrease the value of employee benefit plan assets, which then could require substantial funding.

The performance of the capital markets affects the values of assets that are held in trust to satisfy future obligations under CMS Energy’s and Consumers’ pension and postretirement benefit plans.  CMS Energy and Consumers have significant obligations under these plans and hold significant assets in these trusts.  These assets are subject to market fluctuations and will yield uncertain returns, which could fall below CMS Energy’s and Consumers’ forecasted return rates.  A decline in the market value of the assets or a change in the level of interest rates used to measure the required minimum funding levels could significantly increase the funding requirements of these obligations.  Also, changes in demographics, including an increased number of retirements or changes in life expectancy assumptions, could significantly increase the funding requirements of the obligations related to the pension and postretirement benefit plans.  If CMS Energy and Consumers were unable to manage their pension and postretirement plan assets successfully, it could have a material adverse effect on their liquidity, financial condition, and results of operations.

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

Failure to attract and retain an appropriately qualified workforce could adversely impact CMS Energy’s and Consumers’ results of operations.

The workforce of CMS Energy and Consumers is aging and a number of employees will become eligible to retire within the next few years.  If CMS Energy and Consumers were unable to match skill sets to future needs, they could encounter operating challenges and increased costs.  These challenges could include a lack of resources, loss of knowledge, and delays in skill development.  Additionally, higher costs could result from the use of contractors to replace employees, loss of productivity, and safety incidents.  Failing to train replacement employees adequately and to transfer internal knowledge and expertise could adversely affect CMS Energy’s and Consumers’ ability to manage and operate their businesses.  If CMS Energy and Consumers were unable to attract and retain an appropriately qualified workforce, their results of operations could be affected negatively.

Unplanned power plant outages could be costly for Consumers.

Unforeseen maintenance of Consumers’ power plants may be required for many reasons, including catastrophic events such as fires, explosions, extreme weather, floods or other acts of God, equipment failure, operator error, or the need to comply with environmental or safety regulations.  When unplanned maintenance work is required on power plants or other equipment, Consumers will not only incur unexpected maintenance expenses, but it may also have to make spot market purchases of replacement electricity that exceed Consumers’ costs of generation or be forced to retire a given unit if the cost or timing of the maintenance is not reasonable and prudent.  Additionally, unplanned maintenance work could reduce the capacity credit Consumers receives from MISO and could cause Consumers to incur additional capacity costs in future years.  If Consumers were unable to recover any of these increased costs in rates, it could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact CMS Energy’s and Consumers’ results of operations.

CMS Energy and Consumers are required to make judgments regarding the potential tax effects of various financial transactions and results of operations in order to estimate their obligations to taxing authorities.  The tax obligations include income, real estate, sales and use taxes, employment-related taxes, and ongoing issues related to these tax matters.  The judgments include determining reserves for potential adverse outcomes regarding tax positions that have been taken and may be subject to challenge by the IRS and/or other taxing authorities.  Unfavorable settlements of any of the issues related to these reserves or other tax matters at CMS Energy or Consumers could have a material adverse effect on their liquidity, financial condition, and results of operations.

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

In 2010, the Dodd-Frank Act was passed into law.  Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study.  Regulations that are intended to implement the Dodd-Frank Act have been and are still being adopted by the appropriate agencies.

The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act.  Known as the Volcker Rule, it generally restricts certain banking entities (such as EnerBank) and their subsidiaries or affiliates from engaging in proprietary trading activities and from owning equity in or sponsoring any private equity or hedge fund.  The statutory effective date of the Volcker Rule was July 2012, but it is subject to certain transition periods and exceptions for “permitted activities.”  In 2013, the Federal Reserve Board issued final regulations clarifying that banks and other financial institutions had until 2015 to conform fully their activities and investments to the requirements.  In December 2014, the Federal Reserve Board issued an order extending to July 2016 the date by which banking entities must comply with the Volcker Rule’s prohibition on owning interests in covered funds and further indicated its intention to grant another extension, in December 2015, of the covered funds deadline to July 2017.  Under the statute, the activities of CMS Energy and its subsidiaries (including EnerBank) are not expected to be materially affected; however, they will be restricted from engaging in proprietary trading, investing in third-party hedge or private equity funds, and sponsoring these funds in the future unless CMS Energy qualifies for an exemption from the rule.  CMS Energy and its subsidiaries are also subject to certain ongoing compliance requirements pursuant to the regulations.  CMS Energy cannot predict the full impact of the Volcker Rule on CMS Energy’s or EnerBank’s operations or financial condition.

Furthermore, effective July 2011, all companies that directly or indirectly control an FDIC-insured bank are required to serve as a source of financial strength for that institution.  As a result, CMS Energy could be called upon by the FDIC to infuse additional capital into EnerBank to the extent that EnerBank fails to satisfy its capital requirements.  In addition, CMS Energy is contractually required (i) to make cash capital contributions to EnerBank in the event that EnerBank does not maintain required minimum capital ratios and (ii) to provide EnerBank financial support, in an amount and duration as may be necessary for EnerBank to meet the cash needs of its depositors and other operations.  EnerBank has exceeded these requirements historically and exceeds them as of February 2015.

In addition, the Dodd-Frank Act provides for regulation by the Commodity Futures Trading Commission of certain commodity-related contracts.  Although CMS Energy, Consumers, and CMS ERM qualify for an end-user exception from mandatory clearing of commodity-related swaps, these regulations could affect the ability of these entities to participate in these markets and could add additional regulatory oversight over their contracting activities.

CMS Energy’s and Consumers’ financial statements, including their reported earnings, could be significantly impacted by convergence with International Financial Reporting Standards.

The Financial Accounting Standards Board is making broad changes to GAAP as part of an overall initiative to converge U.S. standards with International Financial Reporting Standards.  These changes could have significant impacts on the financial statements of CMS Energy and Consumers.  Also, the SEC has been considering incorporating International Financial Reporting Standards into the financial reporting system for U.S. registrants.  A transition to International Financial Reporting Standards could significantly impact CMS Energy’s and Consumers’ financial results, since these standards differ from GAAP in many ways.  One of the major differences is the lack of special accounting treatment for regulated activities under International Financial Reporting Standards, which could result in greater earnings volatility for CMS Energy and Consumers.

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

•                 General, “Consumers”;

•                 Business Segments, “Consumers Electric Utility – Electric Utility Properties”;

•                 Business Segments, “Consumers Gas Utility – Gas Utility Properties”; and

•                 Business Segments, “Enterprises Segment – Non-Utility Operations and Investments – Independent Power Production.”

ITEM 3. LEGAL PROCEEDINGS

For information regarding CMS Energy’s and Consumers’ significant pending administrative and judicial proceedings involving regulatory, operating, transactional, environmental, and other matters, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements – Note 3, Regulatory Matters and Note 4, Contingencies and Commitments.

CMS Energy, Consumers, and certain of their affiliates are also parties to routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various taxes, and rates and licensing.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CMS ENERGY

CMS Energy’s common stock is traded on the New York Stock Exchange.  Market prices for CMS Energy’s common stock and related security holder matters are contained in Item 8. Financial Statements and Supplementary Data, MD&A and Notes to the Consolidated Financial Statements – Note 21, Quarterly Financial and Common Stock Information (Unaudited), which are incorporated by reference herein.  At January 12, 2015, the number of registered holders of CMS Energy’s common stock totaled 34,994, based on the number of record holders.  Presented in the following table are CMS Energy’s dividends on its common stock:

				Per Share
Period	February	May	August	November
2014	$ 0.270	$ 0.270	$ 0.270	$ 0.270
2013	0.255	0.255	0.255	0.255

Information regarding securities authorized for issuance under equity compensation plans is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein.  For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements – Note 5, Financings and Capitalization.

CONSUMERS

Consumers’ common stock is privately held by its parent, CMS Energy, and does not trade in the public market.  Presented in the following table are Consumers’ cash dividends on its common stock:

				In Millions
Period	February	May	August	November
2014	$ 135	$ 120	$ 120	$ 82
2013	93	101	106	106

For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements – Note 5, Financings and Capitalization.

ISSUER REPURCHASES OF EQUITY SECURITIES

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended December 31, 2014:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans or	Publicly Announced
Period	Purchased[1]	per Share	Programs	Plans or Programs
October 1, 2014 to
October 31, 2014	3	$ 29.81	-	-
November 1, 2014 to
November 30, 2014	6	32.67	-	-
December 1, 2014 to
December 31, 2014	-	-	-	-
Total	9	$ 31.72	-	-

1    All of the common shares were repurchased to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the PISP.  The value of shares repurchased is based on the market price on the vesting date.

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

(This page intentionally left blank)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED FINANCIAL INFORMATION	CMS ENERGY CORPORATION

			2014	2013	2012	2011	2010

	Operating revenue (in millions)	($)	7,179	6,566	6,253	6,503	6,432

	Income from equity method investees (in millions)	($)	15	13	17	9	11

	Income from continuing operations (in millions)[1]	($)	479	454	377	415	366

	Income (loss) from discontinued operations (in millions)	($)	-	-	7	2	(23)

	Net income available to common stockholders (in millions)	($)	477	452	382	415	324

	Average common shares outstanding (in thousands)		270,580	264,511	260,678	250,824	231,473

	Earnings from continuing operations per average common share
CMS Energy	- Basic	($)	1.76	1.71	1.43	1.65	1.50
	- Diluted	($)	1.74	1.66	1.39	1.57	1.36

	Earnings per average common share
CMS Energy	- Basic	($)	1.76	1.71	1.46	1.66	1.40
	- Diluted	($)	1.74	1.66	1.42	1.58	1.28

	Cash provided by operations (in millions)	($)	1,447	1,421	1,241	1,169	959

	Capital expenditures, excluding assets placed under capital lease (in millions)	($)	1,577	1,325	1,227	882	821

	Total assets (in millions)	($)	19,185	17,416	17,131	16,452	15,616

	Long-term debt, excluding current portion (in millions)	($)	8,016	7,101	6,710	6,040	6,448

	Non-current portion of capital leases and financing obligation (in millions)	($)	123	138	153	167	188

	Cash dividends declared per common share	($)	1.08	1.02	0.96	0.84	0.66

	Market price of common stock at year-end	($)	34.75	26.77	24.38	22.08	18.60

	Book value per common share at year-end	($)	13.33	12.98	12.09	11.92	11.19

	Total employees at year-end		7,747	7,781	7,541	7,754	7,859

	Electric Utility Statistics
	Sales (billions of kWh)		38	37	38	38	38
	Customers (in thousands)		1,793	1,793	1,786	1,791	1,792
	Average sales rate per kWh	(¢)	12.04	11.52	10.94	10.80	10.54

	Gas Utility Statistics
	Sales and transportation deliveries (bcf)		373	352	329	337	317
	Customers (in thousands)[2]		1,733	1,724	1,715	1,713	1,711
	Average sales rate per mcf	($)	8.83	8.51	9.55	9.98	10.60

1 Income from continuing operations includes income attributable to noncontrolling interests of $2 million in each of 2014, 2013, 2012, and 2011, and $3 million in 2010.

2 Excludes off-system transportation customers.

SELECTED FINANCIAL INFORMATION	CONSUMERS ENERGY COMPANY

		2014	2013	2012	2011	2010

Operating revenue (in millions)	($)	6,800	6,321	6,013	6,253	6,156

Net income (in millions)	($)	567	534	439	467	434

Net income available to common stockholder (in millions)	($)	565	532	437	465	432

Cash provided by operations (in millions)	($)	1,338	1,351	1,353	1,323	910

Capital expenditures, excluding assets placed under capital lease (in millions)	($)	1,573	1,320	1,222	876	815

Total assets (in millions)	($)	17,847	16,179	16,275	15,662	14,839

Long-term debt, excluding current portion (in millions)	($)	5,154	4,579	4,297	3,987	4,488

Non-current portion of capital leases and financing obligation (in millions)	($)	123	138	153	167	188

Total preferred stock (in millions)	($)	37	37	44	44	44

Number of preferred stockholders at year-end		1,191	1,248	1,378	1,428	1,496

Total employees at year-end		7,388	7,435	7,221	7,452	7,551

Electric Utility Statistics
Sales (billions of kWh)		38	37	38	38	38
Customers (in thousands)		1,793	1,793	1,786	1,791	1,792
Average sales rate per kWh	(¢)	12.04	11.52	10.94	10.80	10.54

Gas Utility Statistics
Sales and transportation deliveries (bcf)		373	352	329	337	317
Customers (in thousands)[1]		1,733	1,724	1,715	1,713	1,711
Average sales rate per mcf	($)	8.83	8.51	9.55	9.98	10.60

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

SAFE, EXCELLENT OPERATIONS

The safety of employees, customers, and the general public remains a priority of CMS Energy and Consumers.  Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture.  These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions.  From 2006 through 2014, Consumers achieved a 70 percent reduction in the annual number of recordable safety incidents.

CUSTOMER VALUE

Consumers is undertaking a number of initiatives that reflect its intensified customer focus.  Consumers’ planned investments in reliability are aimed at improving safety, reducing customer outage frequency, reducing repetitive outages, and increasing customer satisfaction.  Also, in order to minimize increases in customer base rates, Consumers has undertaken several additional initiatives to reduce costs through voluntary separation plans, accelerated pension funding, employee and retiree health care cost sharing, negotiated labor agreements, information and control system efficiencies, and productivity improvements.  Consumers has also issued Securitization bonds and is accelerating the recognition of certain tax benefits, both of which will result in cost savings for customers.  These initiatives allowed Consumers to avoid increasing electric and gas base rates in 2014.

UTILITY INVESTMENT

Consumers expects to make capital investments of about $15.5 billion from 2015 through 2024.  This amount includes $7.4 billion through 2019, as presented in the following illustration:

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

Among the key components of Consumers’ investment program are projects that will enhance customer value.  Consumers’ planned base capital investments of $4.1 billion represent projects to maintain Consumers’ system and comprise $2.5 billion at the electric utility to preserve reliability and capacity and $1.6 billion at the gas utility to sustain deliverability and enhance pipeline integrity.  An additional $1.5 billion of planned reliability investments at Consumers are aimed at reducing outages and improving customer satisfaction; these investments comprise $0.8 billion at the electric utility to strengthen circuits and substations, replace poles, and upgrade the Ludington pumped-storage plant and $0.7 billion at the gas utility to replace mains and enhance transmission and storage systems.  Consumers also expects to spend $0.9 billion on environmental investments needed to comply with state and federal laws and regulations.

Consumers’ Smart Energy program, with an estimated total project capital cost of $0.8 billion, also represents a major capital investment.  The full-scale deployment of advanced metering infrastructure began in 2012 and is planned to continue through 2017.  Consumers has spent $0.3 billion through 2014 on its Smart Energy program, and expects to spend an additional $0.5 billion, following a phased approach, from 2015 through 2017.

Consumers also expects to spend $0.3 billion on new natural gas-fueled electric generation.  The majority of this amount relates to an agreement that Consumers signed in 2013 to purchase a 540-MW natural gas-fueled electric generating plant located in Jackson, Michigan for $155 million.  As provided for in the agreement, the purchase is subject to MPSC and other approvals.  Consumers expects to close the purchase in early 2016.

REGULATION

Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC.  Important regulatory events and developments are summarized below.

•                 Electric Rate Case:  Consumers filed a general electric rate case with the MPSC in December 2014, seeking an annual rate increase of $163 million based on a 10.7 percent authorized return on equity.  The filing also seeks approval of an investment recovery mechanism that would allow recovery of an additional $163 million in total for incremental investments that Consumers plans to make in 2016 and 2017 and $78 million for incremental investments planned in 2018, subject to reconciliation.

•                 Gas Rate Case:  In July 2014, Consumers filed an application with the MPSC seeking an annual rate increase of $88 million, based on a 10.7 percent authorized return on equity.  The filing requested authority to recover new investments that will allow Consumers to improve system reliability, comply with regulations, and enhance technology.

In January 2015, the MPSC approved a settlement agreement authorizing a $45 million annual rate increase, based on a 10.3 percent authorized return on equity.  This was Consumers’ first gas base rate increase since 2012.

•                 Securitization:  In July 2014, Consumers, through its subsidiary Consumers 2014 Securitization Funding, issued $378 million of Securitization bonds to finance the recovery of the remaining book value of seven smaller coal-fueled electric generating units that it plans to retire by April 2016 and three smaller natural gas-fueled electric generating units that it plans to retire by June 2015.  The MPSC approved the issuance of these bonds in 2013 and authorized Consumers to collect from its retail electric customers, with some exceptions, Securitization charges to cover the principal and interest on the bonds as well as certain other qualified costs.

The 2008 Energy Law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At December 31, 2014, Consumers’ electric deliveries under the ROA program were at the ten-percent limit.  In recent years, bills have been introduced to the Michigan House of Representatives and the Michigan Senate to raise or remove the ROA limit; however, no action was taken on these bills prior to the end of the legislative session.  Consumers is unable to predict whether similar bills might be introduced in 2015.  In addition, the Michigan legislature has conducted hearings on the subject of energy competition.  If the ROA limit were increased or if electric generation service in Michigan were deregulated, it could have a material adverse effect on Consumers’ financial results and operations.

Environmental regulation is another area of importance for CMS Energy and Consumers, and they are monitoring numerous legislative and regulatory initiatives, including initiatives to regulate greenhouse gases, and related litigation.  CMS Energy and Consumers believe that environmental laws and regulations related to their operations will continue to become more stringent and require them to make additional substantial capital expenditures for emissions control equipment, CCR disposal and storage, cooling water intake equipment, effluent treatment, and PCB remediation.  Present and reasonably anticipated state and federal environmental statutes and regulations, including but not limited to the Clean

Air Act, including the Clean Power Plan, as well as the Clean Water Act, the Resource Conservation and Recovery Act, and CERCLA, will continue to have a material adverse effect on CMS Energy and Consumers.

FINANCIAL PERFORMANCE IN 2014 AND BEYOND

In 2014, CMS Energy’s net income available to common stockholders was $477 million, and diluted EPS were $1.74.  This compares with net income available to common stockholders of $452 million and diluted EPS of $1.66 in 2013.  Among the factors contributing to CMS Energy’s improved performance in 2014 were increased gas sales due to colder winter weather and the impacts of cost-reduction initiatives.

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

Michigan is placed in the first quartile of states based on its strong economic growth since 2010.  Consumers expects that the continued rise in industrial production will drive its electric deliveries to increase annually by about 0.5 percent on average through 2019.  Excluding the impacts of energy efficiency programs, Consumers expects its electric deliveries to increase by about 1.5 percent annually through 2019.  Consumers is projecting that its gas deliveries will remain stable through 2019.  This outlook reflects growth in gas demand offset by energy efficiency and conservation.

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

Consumers expects to continue to have sufficient borrowing capacity to fund its investment-based growth plans.  CMS Energy also expects its sources of liquidity to remain sufficient to meet its cash requirements.  To identify potential implications for CMS Energy’s and Consumers’ businesses and future financial needs, the companies will continue to monitor developments in the financial and credit markets, as well as government policy responses to those developments.

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

	In Millions, Except Per Share Amounts
Years Ended December 31	2014	2013	2012
Net Income Available to Common Stockholders	$477	$452	$382
Basic Earnings Per Share	$1.76	$1.71	$1.46
Diluted Earnings Per Share	$1.74	$1.66	$1.42

						In Millions
Years Ended December 31	2014	2013	Change	2013	2012	Change
Electric utility	$384	$363	$21	$363	$325	$38
Gas utility	179	168	11	168	110	58
Enterprises	(1)	2	(3)	2	16	(14)
Corporate interest and other	(85)	(81)	(4)	(81)	(76)	(5)
Discontinued operations	-	-	-	-	7	(7)
Net Income Available to Common Stockholders	$477	$452	$25	$452	$382	$70

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2014 versus 2013:

In Millions
Reasons for the change	2014 better/(worse) than 2013
Consumers electric utility and gas utility:
Gas sales	$30
Electric sales	(17)
Electric rate increase	23
Lower employee benefit costs, primarily OPEB	44
Tax benefit associated with MPSC accounting order	39
Depreciation and property tax	(45)
Operating and maintenance costs	(15)
Charitable and political contributions	(14)
Other	(13)	$32

Enterprises:
Subsidiary earnings of enterprises segment	6
Increase in Bay Harbor environmental liability	(9)	(3)

Corporate interest and other:
Higher EnerBank earnings		2
Early extinguishment of debt		(10)
Other		4
Total change		$25

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2013 versus 2012:

In Millions
Reasons for the change	2013 better/(worse) than 2012
Consumers electric utility and gas utility:
Gas sales	$67
Electric sales	(9)
Electric and gas rate increases	57
Absence of 2012 charge to write off electric decoupling regulatory asset	36
Lower employee benefit costs, primarily OPEB	17
Absence of contributions related to a 2012 Michigan ballot proposal	11
Absence of voluntary separation plan cost in 2012	7
Depreciation and property tax	(41)
Distribution and restoration cost	(22)
Absence of 2012 recovery of development costs related to cancelled coal-fueled plant	(9)
Gas decoupling	(7)
Absence of 2012 gain on DOE settlement	(7)
Other	(4)	$96

Enterprises:
Higher income tax expense and lower subsidiary earnings	(13)
Other	(1)	(14)

Corporate interest and other:
Higher fixed charges and other, offset by higher EnerBank earnings		(5)

Discontinued operations:
Absence of the elimination, in 2012, of a liability associated with a prior asset sale		(7)
Total change		$70

CONSUMERS ELECTRIC UTILITY RESULTS OF OPERATIONS

	In Millions
Years Ended December 31	2014	2013	Change	2013	2012	Change
Net Income Available to Common Stockholders	$384	$363	$21	$363	$325	$38
Reasons for the change
Electric deliveries and rate increases			$36			$95
Power supply costs and related revenue			(2)			(1)
Other income, net of expenses			(16)			15
Maintenance and other operating expenses			24			(24)
Depreciation and amortization			(38)			(25)
General taxes			(10)			(5)
Interest charges			(3)			(1)
Income taxes			30			(16)
Total change			$21			$38

Following is a discussion of significant changes to net income available to common stockholders for 2014 versus 2013 and for 2013 versus 2012.

Electric deliveries and rate increases:  For 2014, electric delivery revenues increased $36 million compared with 2013.  This change reflected a $33 million benefit from a May 2013 rate increase that

Consumers self-implemented in March 2013, $14 million from a low-income assistance surcharge, and a $16 million increase in other revenues related to the renewable energy program.  These increases were offset partially by a $27 million reduction due primarily to a decrease in sales to Consumers’ higher-margin customers.  Deliveries to end-use customers were 37.6 billion kWh in 2014 and 36.9 billion kWh in 2013.

For 2013, electric delivery revenues increased $95 million compared with 2012.  This increase reflected a $64 million benefit from a May 2013 rate increase that Consumers self-implemented in March 2013, and the absence, in 2013, of a $59 million charge to write off Consumers’ electric decoupling regulatory asset in 2012.  These increases were offset partially by a $24 million reduction in revenues resulting from lower sales in the high-margin summer months due to milder weather in 2013 and a $4 million decrease in other revenue.  Deliveries to end-use customers were 36.9 billion kWh in 2013 and 38.1 billion kWh in 2012.

Other income, net of expenses:  For 2014, other income, net of expenses, decreased $16 million compared with 2013.  This decrease was due primarily to increased charitable contributions and political contributions to oppose certain Michigan legislative proposals related to ROA.

For 2013, other income, net of expenses, increased $15 million compared with 2012.  This increase was due primarily to the absence, in 2013, of contributions related to a 2012 Michigan ballot proposal.

Maintenance and other operating expenses:  For 2014, maintenance and other operating expenses decreased $24 million compared with 2013.  This decrease was due to a $46 million reduction in postretirement benefit costs and a $32 million reduction in service restoration costs due primarily to severe storms that occurred in November and December 2013.  These decreases were offset largely by $14 million of increased expenses related to a low-income assistance program, $14 million of increased expenses associated with information technology projects, and $26 million of higher forestry and other operating and maintenance expenses.

For 2013, maintenance and other operating expenses increased $24 million compared with 2012.  This change reflected a $51 million increase in service restoration costs, less $16 million of insurance proceeds, associated with severe storms that occurred in November and December 2013.  Additionally, expenses were higher due to the absence, in 2013, of a $14 million recovery associated with Consumers’ cancelled coal-fueled plant, and a $12 million benefit related to Consumers’ settlement with the DOE.  These increases were offset partially by an $18 million reduction in OPEB cost resulting from OPEB Plan changes adopted in July 2013, a $5 million reduction in OPEB cost due to favorable OPEB Plan performance, and a $14 million decrease in other distribution operating expenses.

Depreciation and amortization:  For 2014, depreciation and amortization expense increased $38 million compared with 2013, due primarily to increased plant in service in 2014 and higher amortization of securitized assets.

For 2013, depreciation and amortization expense increased $25 million compared with 2012.  This increase was due primarily to increased plant in service and an increase in depreciation rates authorized in a June 2012 rate order, offset partially by lower amortization expense on certain regulatory assets.

General Taxes:  For 2014, general taxes increased $10 million compared with 2013, and for 2013, general taxes increased $5 million compared with 2012, due primarily to increased property taxes, reflecting higher capital spending.

Income taxes:  For 2014, income taxes decreased $30 million compared with 2013.  This change was due primarily to the accelerated flow-through of income tax benefits under an MPSC accounting order that Consumers implemented in January 2014.

For 2013, income taxes increased $16 million compared with 2012, primarily reflecting higher electric utility earnings offset partially by the absence, in 2013, of non-deductible contributions related to a 2012 Michigan ballot proposal.

CONSUMERS GAS UTILITY RESULTS OF OPERATIONS

						In Millions
Years Ended December 31	2014	2013	Change	2013	2012	Change
Net Income Available to Common Stockholders	$179	$168	$11	$168	$110	$58
Reasons for the change
Gas deliveries and rate increases			$28			$89
Other income, net of expenses			(4)			(2)
Maintenance and other operating expenses			5			11
Depreciation and amortization			(18)			(4)
General taxes			(6)			(1)
Interest charges			(3)			(1)
Income taxes			9			(34)
Total change			$11			$58

Following is a discussion of significant changes to net income available to common stockholders for 2014 versus 2013 and for 2013 versus 2012.

Gas deliveries and rate increases:  For 2014, gas delivery revenues increased $28 million compared with 2013.  This change reflected $32 million of higher sales, due primarily to colder winter weather in 2014 and a $3 million increase in other revenue, offset partially by a $7 million decrease associated with the energy efficiency program.  Deliveries to end-use customers were 331 bcf in 2014 and 307 bcf in 2013.

For 2013, gas delivery revenues increased $89 million compared with 2012.  This increase reflected an $82 million benefit from higher customer deliveries, due primarily to colder winter weather in 2013, offset partially by the impact on 2012 revenues of the gas revenue decoupling mechanism.  Additionally, revenue increased $7 million due to a June 2012 rate increase that Consumers self-implemented in March 2012.  Deliveries to end-use customers were 307 bcf in 2013 and 259 bcf in 2012.

Other income, net of expenses:  For 2014, other income, net of expenses, decreased $4 million compared with 2013, due primarily to increased charitable contributions.

Maintenance and other operating expenses:  For 2014, maintenance and other operating expenses decreased $5 million compared with 2013.  This decrease was due to a $27 million reduction in postretirement benefit costs and a $7 million decrease in expenses related to the energy efficiency program.  These decreases were offset largely by a $5 million increase in expenses associated with information technology projects, a $9 million increase in uncollectible accounts expense, and a $15 million increase related to pipeline integrity and other gas operating and maintenance expenses.

For 2013, maintenance and other operating expenses decreased $11 million compared with 2012.  This decrease was due to a $10 million reduction in OPEB cost resulting from OPEB Plan changes adopted in July 2013, and a $5 million reduction in OPEB cost due to favorable OPEB Plan performance.  These decreases were offset partially by a $4 million increase in other operating expenses.

Depreciation and amortization:  For 2014, depreciation and amortization expense increased $18 million compared with 2013, and for 2013, depreciation and amortization expense increased $4 million compared with 2012.  Both increases were due to higher depreciation expense from increased plant in service.

General Taxes:  For 2014, general taxes increased $6 million compared with 2013, due to increased property taxes, reflecting higher capital spending.

Income taxes:  For 2014, income taxes decreased $9 million compared with 2013.  This change was due primarily to the accelerated flow-through of income tax benefits under an MPSC accounting order that Consumers implemented in January 2014.

For 2013, income taxes increased $34 million compared with 2012, due primarily to higher gas utility earnings.

ENTERPRISES RESULTS OF OPERATIONS

						In Millions
Years Ended December 31	2014	2013	Change	2013	2012	Change
Net Income (Loss) Available to Common Stockholders	$(1)	$2	$(3)	$2	$16	$(14)

For 2014, the enterprises segment recorded a net loss of $1 million, compared with net income of $2 million in 2013.  The $3 million decrease was due primarily to a $9 million after-tax increase in the environmental remediation liability associated with Bay Harbor, offset partially by the absence in 2014 of $4 million in additional tax expense related to OPEB Plan changes adopted in July 2013 and $2 million in lower after-tax administrative and maintenance expenses.

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

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

In Millions
Years Ended December 31	2014	2013	Change	2013	2012	Change
Net Income (Loss) Available to Common Stockholders	$(85)	$(81)	$(4)	$(81)	$(76)	$(5)

For 2014, corporate interest and other net expenses increased $4 million compared with 2013.  A $10 million increase in losses on early extinguishment of debt was offset partially by a $3 million reduction in miscellaneous corporate costs and a $3 million benefit due primarily to higher earnings at EnerBank.

For 2013, corporate interest and other net expenses increased $5 million compared with 2012, due to a $5 million increase in interest expense, reflecting increased borrowings.

DISCONTINUED OPERATIONS

For 2014 and 2013, net income (loss) from discontinued operations was less than $1 million.  For 2012, income from discontinued operations was $7 million, reflecting the elimination of a liability associated with a prior asset sale.

For further details regarding discontinued operations, see Note 20, Discontinued Operations.

CASH POSITION, INVESTING, AND FINANCING

At December 31, 2014, CMS Energy had $244 million of consolidated cash and cash equivalents, which included $37 million of restricted cash and cash equivalents.  At December 31, 2014, Consumers had $108 million of consolidated cash and cash equivalents, which included $37 million of restricted cash and cash equivalents.

OPERATING ACTIVITIES

Presented in the following table are specific components of net cash provided by operating activities for 2014, 2013, and 2012:

						In Millions
Years Ended December 31	2014	2013	Change	2013	2012	Change
CMS Energy, including Consumers
Net income	$479	$454	$25	$454	$384	$70
Non-cash transactions[1]	1,032	1,129	(97)	1,129	1,085	44
	1,511	1,583	(72)	1,583	1,469	114
Postretirement benefits contributions	(32)	(229)	197	(229)	(72)	(157)
Proceeds from government grant	-	69	(69)	69	-	69
Changes in core working capital[2]	(17)	86	(103)	86	(78)	164
Changes in other assets and liabilities, net	(15)	(88)	73	(88)	(78)	(10)
Net cash provided by operating activities	$1,447	$1,421	$26	$1,421	$1,241	$180
Consumers
Net income	$567	$534	$33	$534	$439	$95
Non-cash transactions[1]	1,047	1,003	44	1,003	993	10
	1,614	1,537	77	1,537	1,432	105
Postretirement benefits contributions	(29)	(222)	193	(222)	(68)	(154)
Proceeds from government grant	-	69	(69)	69	-	69
Changes in core working capital[2]	(5)	101	(106)	101	(61)	162
Changes in other assets and liabilities, net	(242)	(134)	(108)	(134)	50	(184)
Net cash provided by operating activities	$1,338	$1,351	$(13)	$1,351	$1,353	$(2)

1    Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

2    Core working capital comprises accounts receivable and accrued revenues (including accrued gas revenue), inventories, accounts payable, and accrued rate refunds.

For 2014, net cash provided by operating activities at CMS Energy increased $26 million compared with 2013, and net cash provided by operating activities at Consumers decreased $13 million compared with 2013.  At CMS Energy and Consumers, increases in net cash provided by operating activities were due primarily to lower postretirement benefits contributions and higher cash collections of accounts receivable from customers, offset partially by an increase in GCR underrecoveries, higher gas volumes purchased due to lower initial gas inventory levels, and the absence, in 2014, of the receipt of a $69 million renewable energy grant for Lake Winds® Energy Park.  At Consumers, these increases were also offset by higher income tax payments to CMS Energy.

For 2013, net cash provided by operating activities at CMS Energy increased $180 million compared with 2012, and net cash provided by operating activities at Consumers decreased $2 million compared with 2012.  At CMS Energy and Consumers, increases in net cash provided by operating activities were due primarily to higher net income, net of non-cash transactions, the receipt of a $69 million renewable energy grant for Lake Winds® Energy Park, and a reduction in working capital due to higher usage of gas and other fuel from inventory and the collection of PSCR underrecoveries.  These increases were offset partially by higher pension contributions in 2013, a refund to customers of $23 million related to the DOE settlement, and a $24 million premium paid for the early retirement of debt in 2013.  At Consumers, these increases were also offset by higher income tax payments to CMS Energy.

INVESTING ACTIVITIES

Presented in the following table are specific components of net cash used in investing activities for 2014, 2013, and 2012:

					In Millions
Years Ended December 31	2014	2013	Change	2013	2012	Change
CMS Energy, including Consumers
Capital expenditures	$(1,577)	$(1,325)	$(252)	$(1,325)	$(1,227)	$(98)
Change in EnerBank notes receivable	(255)	(139)	(116)	(139)	(63)	(76)
Costs to retire property and other	(78)	(68)	(10)	(68)	(60)	(8)
Net cash used in investing activities	$(1,910)	$(1,532)	$(378)	$(1,532)	$(1,350)	$(182)
Consumers
Capital expenditures	$(1,573)	$(1,320)	$(253)	$(1,320)	$(1,222)	$(98)
Costs to retire property and other	(80)	(67)	(13)	(67)	(57)	(10)
Net cash used in investing activities	$(1,653)	$(1,387)	$(266)	$(1,387)	$(1,279)	$(108)

For 2014, net cash used in investing activities at CMS Energy increased $378 million compared with 2013, and net cash used in investing activities at Consumers increased $266 million compared with 2013.  The changes were due to increases in capital expenditures under Consumers’ capital investment program and, at CMS Energy, faster growth in EnerBank consumer lending.

For 2013, net cash used in investing activities at CMS Energy increased $182 million compared with 2012, and net cash used in investing activities at Consumers increased $108 million compared with 2012.  The changes were due to increases in capital expenditures under Consumers’ capital investment program and, at CMS Energy, faster growth in EnerBank consumer lending.

FINANCING ACTIVITIES

Presented in the following table are specific components of net cash provided by (used in) financing activities for 2014, 2013, and 2012:

					In Millions
Years Ended December 31	2014	2013	Change	2013	2012	Change
CMS Energy, including Consumers
Issuance of debt	$2,006	$1,456	$550	$1,456	$2,017	$(561)
Retirement of debt	(1,095)	(1,047)	(48)	(1,047)	(1,829)	782
Issuance of common stock	43	36	7	36	30	6
Payments of common and preferred stock dividends	(295)	(273)	(22)	(273)	(252)	(21)
Change in notes payable	(110)	60	(170)	60	110	(50)
Other financing activities	(51)	(42)	(9)	(42)	(35)	(7)
Net cash provided by financing activities	$498	$190	$308	$190	$41	$149
Consumers
Issuance of debt	$878	$750	$128	$750	$1,075	$(325)
Retirement of debt	(220)	(466)	246	(466)	(1,064)	598
Payment of common and preferred stock dividends	(459)	(408)	(51)	(408)	(395)	(13)
Change in notes payable	(110)	60	(170)	60	110	(50)
Stockholder contribution from CMS Energy, net	317	150	167	150	150	-
Other financing activities	(38)	(37)	(1)	(37)	(30)	(7)
Net cash provided by (used in) financing activities	$368	$49	$319	$49	$(154)	$203

For 2014, net cash provided by financing activities at CMS Energy increased $308 million compared with 2013, and net cash provided by financing activities at Consumers increased $319 million compared with 2013.  At CMS Energy and Consumers, the changes were due primarily to an increase in net debt issuances, offset partially by higher repayments under Consumers’ revolving accounts receivable sales program.  At Consumers, the change was also due to increased stockholder contributions by CMS Energy, offset partially by increases in Consumers’ dividend payments to CMS Energy.

For 2013, net cash provided by financing activities at CMS Energy increased $149 million compared with 2012, and net cash provided by financing activities at Consumers increased by $203 million compared with 2012.  At CMS Energy and Consumers, the changes were due primarily to an increase in net debt issuances, offset partially by an increase in dividends on common stock and a decrease in proceeds from Consumers’ revolving accounts receivable sales program.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations.  The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors.  In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation, and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act.  For additional details on Consumers’ dividend restrictions, see Note 5, Financings and Capitalization — Dividend Restrictions.  For the year ended December 31, 2014, Consumers paid $457 million in dividends on its common stock to CMS Energy.

In April 2013, CMS Energy entered into a continuous equity offering program permitting it to sell, from time to time through “at the market” offerings, common stock having an aggregate sales price of up to $50 million.  In March 2014, CMS Energy issued common stock under this program and received net proceeds of $30 million.

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations.  As a result of accelerated pension funding in recent years and several initiatives to reduce costs, Consumers anticipates continued strong cash flows from operating activities in 2015.

Access to the financial and capital markets depends on CMS Energy’s and Consumers’ credit ratings and on market conditions.  As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets.  Barring major market dislocations or disruptions, CMS Energy and Consumers expect to continue to have ready access to the financial and capital markets.  If access to these markets were to diminish or otherwise become restricted, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending.  Presented in the following table are CMS Energy’s and Consumers’ secured revolving credit facilities available at December 31, 2014:

In Millions
	Amount of	Amount	Letters of Credit	Amount
	Facility	Borrowed	Outstanding	Available	Expiration Date
CMS Energy parent
Revolving credit facility[1]	$ 550	$ -	$ 3	$ 547	December 2018
Consumers
Revolving credit facility[2]	$ 650	$ -	$ 35	$ 615	December 2018
Revolving credit facility[2]	30	-	30	-	May 2018

1    Obligations under this facility are secured by Consumers common stock.

2    Obligations under this facility are secured by FMBs of Consumers.

CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit.  Additional sources of liquidity are Consumers’ revolving accounts receivable sales program and its commercial paper program.  Consumers’ revolving accounts receivable sales program allows it to transfer up to $250 million of eligible accounts receivable as a secured borrowing.  At December 31, 2014, no accounts receivable had been transferred and $250 million were eligible under this program.  Consumers entered into its commercial paper program in September 2014.  Under the program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates.  These issuances are supported by Consumers’ $650 million revolving credit facility and may have an aggregate principal amount outstanding of up to $500 million.  While the amount of outstanding commercial paper does not reduce the revolver’s available capacity, Consumers would not issue commercial paper in an amount exceeding the available revolver capacity.  At December 31, 2014, $60 million of commercial paper notes were outstanding under this program.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein.  At December 31, 2014, no events of default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities.  CMS Energy and Consumers were each in compliance with these covenants as of December 31, 2014, as presented in the following table:

December 31, 2014
Credit Agreement, Indenture, or Facility	Description	Limit		Actual
CMS Energy parent
$550 million revolving credit agreement and
$180 million term loan credit agreement	Debt to EBITDA	<	6.0 to 1.0	4.7 to 1.0
$180 million term loan credit agreement	Interest Coverage	>	2.0 to 1.0	4.5 to 1.0
Consumers
$650 million and $30 million revolving credit agreements,
$35 million and $68 million reimbursement agreements, and
$250 million revolving accounts receivable sales agreement	Debt to Capital	<	0.65 to 1.0	0.48 to 1.0

Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities.  CMS Energy’s and Consumers’ present level of cash and expected cash flows from operating activities, together with access to sources of liquidity, are anticipated to be sufficient to fund the companies’ contractual obligations for 2015 and beyond.

Contractual Obligations:  Presented in the following table are CMS Energy’s and Consumers’ contractual obligations.  The table excludes all amounts classified as current liabilities on CMS Energy’s and Consumers’ consolidated balance sheets, other than the current portion of long-term debt, capital leases, and financing obligation.

					In Millions
	Payments Due
		Less Than	One to	Three to	More Than
December 31, 2014	Total	One Year	Three Years	Five Years	Five Years
CMS Energy, including Consumers
Long-term debt	$8,547	$519	$1,276	$2,100	$4,652
Interest payments on long-term debt	4,045	380	724	570	2,371
Capital leases and financing obligation	144	24	41	38	41
Interest payments on capital leases and financing obligation	54	9	16	14	15
Operating leases	129	25	38	26	40
Asset retirement obligations	1,298	11	51	20	1,216
Deferred investment tax credit	37	3	6	5	23
Environmental liabilities	211	19	36	35	121
Purchase obligations
MCV PPA	3,425	370	696	617	1,742
Palisades PPA	2,661	331	694	739	897
Related party PPAs[1]	1,135	83	168	173	711
Other PPAs	3,915	254	489	471	2,701
Other[2]	1,812	755	748	156	153
Total contractual obligations	$27,413	$2,783	$4,983	$4,964	$14,683
Consumers
Long-term debt	$5,283	$124	$573	$1,399	$3,187
Interest payments on long-term debt	2,724	244	458	379	1,643
Capital leases and financing obligation	144	24	41	38	41
Interest payments on capital leases and financing obligation	54	9	16	14	15
Operating leases	129	25	38	26	40
Asset retirement obligations	1,297	11	51	20	1,215
Deferred investment tax credit	37	3	6	5	23
Environmental liabilities	131	11	25	25	70
Purchase obligations
MCV PPA	3,425	370	696	617	1,742
Palisades PPA	2,661	331	694	739	897
Related party PPAs[1]	1,135	83	168	173	711
Other PPAs	3,915	254	489	471	2,701
Other[2]	1,546	721	690	98	37
Total contractual obligations	$22,481	$2,210	$3,945	$4,004	$12,322

1    Long-term PPAs from certain affiliates of CMS Enterprises.

2    Long-term contracts for purchase of commodities and related services, and construction and service agreements.  The commodities and related services include natural gas and coal with associated transportation.

CMS Energy and Consumers also have recognized non-current liabilities for which the timing of payments cannot be reasonably estimated.  These items, which are excluded from the table above, include regulatory liabilities, deferred income taxes, workers compensation liabilities, accrued liabilities under renewable energy programs, and other liabilities.  Retirement benefits are also excluded from the table above.  For details related to benefit payments, see Note 12, Retirement Benefits.

Off-Balance-Sheet Arrangements:  CMS Energy, Consumers, and certain of their subsidiaries also enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties.  These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees.  Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms.  The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $150 million at December 31, 2014.  While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition.  For additional details on these and other guarantee arrangements, see Note 4, Contingencies and Commitments — Guarantees.

Capital Expenditures:  Over the next five years, CMS Energy and Consumers expect to make substantial capital investments.  CMS Energy and Consumers may revise their forecasts of capital expenditures periodically due to a number of factors, including environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital.  Presented in the following table are CMS Energy’s and Consumers’ estimated capital expenditures, including lease commitments, for 2015 through 2019:

					In Millions
	2015	2016	2017	2018	2019	Total
CMS Energy, including Consumers
Consumers	$1,600	$1,600	$1,400	$1,400	$1,400	$7,400
Enterprises	14	14	13	72	72	185
Total CMS Energy	$1,614	$1,614	$1,413	$1,472	$1,472	$7,585
Consumers
Electric utility operations	$1,100	$1,100	$900	$900	$1,000	$5,000
Gas utility operations	500	500	500	500	400	2,400
Total Consumers	$1,600	$1,600	$1,400	$1,400	$1,400	$7,400

OUTLOOK

Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations.  These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position.  For additional details regarding these and other uncertainties, see Forward-Looking Statements and Information; Item 1A. Risk Factors; and Note 4, Contingencies and Commitments.

CONSUMERS ELECTRIC UTILITY AND GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Energy Optimization Plan:  The 2008 Energy Law requires Consumers to achieve energy savings equivalent to annual usage reduction targets through at least 2015.  The targets increase annually, with the goal of achieving cumulative reductions of 5.6 percent in customers’ electricity use and 3.9 percent in customers’ natural gas use by December 31, 2015.  Under its energy optimization plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs.  At December 31, 2014, Consumers had achieved cumulative reductions of 6.0 percent in customers’ electricity use and 4.0 percent in customers’ natural gas use; the savings results will be certified by a third party.  Consumers estimates that, through its gas and electric energy optimization programs, its customers realized $280 million in energy savings during 2014.

Smart Energy:  Consumers’ grid modernization effort continues.  In 2012, Consumers began installing smart meters for electric residential and small business customers in western Michigan.  One of the functions of smart meters is to allow customers to monitor and manage their energy usage, which Consumers expects will help reduce demand during critical peak times, resulting in lower peak electric capacity requirements.  The installation of smart meters should also provide for both operational and customer benefits.  As of December 31, 2014, Consumers had upgraded 389,000 electric customers in western Michigan to smart meters.  Of the customers scheduled for the upgrade, 0.5 percent have chosen not to participate in the smart meter program.

Consumers is able to disconnect and reconnect service, read, and bill from smart meters remotely; further functionality will continue to be added through 2015.  Consumers expects that it will have installed a total of 1.8 million smart meters throughout its service territory by the end of 2017.  Consumers also plans to install 600,000 communication modules on gas meters in areas where Consumers provides both electricity and natural gas to customers.

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

•                 continued operation or upgrade of existing units; and

•                 short-term market capacity purchases.

In December 2013, Consumers signed an agreement to purchase a 540-MW natural gas-fueled electric generating plant located in Jackson, Michigan for $155 million from AlphaGen Power LLC and DPC Juniper, LLC, affiliates of JPMorgan Chase & Co.  As provided for in the agreement, the purchase is subject to FERC, MPSC, and other approvals.  Consumers received approval from FERC for the purchase in September 2014.  Consumers expects to close the purchase in early 2016.

In January 2014, as a result of this planned purchase, Consumers announced plans to defer the development of its proposed 700-MW natural gas-fueled electric generating plant at its Thetford complex in Genesee County, Michigan, which Consumers estimated would have cost $700 million.  The MDEQ granted an extension of the project’s air permit in January 2015.  The permit will be void if Consumers does not start construction or obtain an additional extension before July 2016.

In September 2014, Consumers completed a reverse auction to purchase generation capacity for 2015 through 2020.  Under the contracts entered into as a result of the reverse auction, which were approved by the MPSC in January 2015, Consumers has purchased 350 MW of capacity for 2015, which represents four percent of Consumers’ capacity requirements for 2015.  These contracts, combined with other sources, are expected to cover all of Consumers’ remaining capacity shortfall for 2015.

With the planned retirement of seven smaller coal-fueled electric generating units in 2016, the purchase of the new natural gas-fueled electric generating plant, upgrades at Ludington, energy efficiency programs, and demand management programs, Consumers’ existing resources cover 98 percent of its capacity requirements for 2016 through 2020.  Consumers plans to take additional actions to cover the remaining capacity requirements, including participation in the annual MISO planning resource auction, as demand forecasts become more certain.

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

The 2008 Energy Law also requires Consumers to obtain 500 MW of new capacity from renewable energy resources by the end of 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties.  With the completion of the Cross Winds® Energy Park in December 2014, Consumers met its renewable capacity requirement one year earlier than required.  Consumers has contracted for the purchase of 298 MW of nameplate capacity from renewable energy suppliers and owns 212 MW of nameplate capacity at its Lake Winds® and Cross Winds® Energy Parks.

Cross Winds® Energy Park will qualify for certain federal production tax credits that should reduce significantly the cost of complying with the renewable requirements of the 2008 Energy Law.  Consumers expects to receive $100 million to $120 million of federal production tax credits, which will be realized over the first ten years of the wind project’s operation.  These cost savings will be passed on to customers.

Electric Customer Deliveries and Revenue:  Consumers’ electric customer deliveries are largely dependent on Michigan’s economy.  Consumers expects weather-adjusted electric deliveries to increase in 2015 by 1.0 percent compared with 2014.

Over the next five years, Consumers expects average electric delivery growth of about 0.5 percent annually.  This increase reflects growth in electric demand, offset partially by the predicted effects of energy efficiency programs and appliance efficiency standards.  Actual delivery levels will depend on:

•                 energy conservation measures and results of energy efficiency programs;

•                 fluctuations in weather; and

•                 Michigan economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity.

Electric ROA:  The 2008 Energy Law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At December 31, 2014, electric deliveries under the ROA program were at the ten-percent limit and alternative electric suppliers were providing 771 MW of generation service to ROA customers.  Of Consumers’ 1.8 million electric customers, 308 customers, or 0.02 percent, purchased electric generation service under the ROA program.

In December 2013, a bill was introduced to the Michigan House of Representatives that, if enacted, would have revised the 2008 Energy Law by removing the ten-percent limit and allowing all of Consumers’ electric customers to take service from an alternative electric supplier.  The bill also proposed to deregulate electric generation service in Michigan within two years.  No action was taken prior to the end of the legislative session on this bill or on a similar bill introduced to the Michigan Senate.  Consumers is unable to predict whether similar bills might be introduced during 2015.

In recent years, the Michigan legislature has conducted hearings on the subject of energy competition.  If the ROA limit were increased or if electric generation service in Michigan were deregulated, Consumers’ financial results and operations could be materially adversely affected.

Electric Transmission:  In 2012, ReliabilityFirst Corporation informed Consumers that Consumers may not be properly registered to meet certain NERC electric reliability standards.  Consumers assessed its registration status, taking into consideration FERC’s December 2012 order on the definition of a bulk electric system, and in 2013 notified ReliabilityFirst Corporation that it was preparing to register as a transmission owner, transmission planner, and transmission operator.  In light of this order, Consumers reviewed the classification of certain electric distribution assets and, in April 2014, filed an application for reclassification with the MPSC.  In October 2014, the MPSC approved a settlement agreement that will allow Consumers to reclassify $34 million of net plant assets from distribution to transmission, subject to FERC approval.  In January 2015, Consumers filed an application for reclassification with FERC.

Electric Rate Matters:  Rate matters are critical to Consumers’ electric utility business.  For additional details on rate matters, see Note 3, Regulatory Matters.

Electric Rate Design:  In June 2014, Michigan’s governor signed legislation requiring the MPSC to explore alternative cost allocation and rate design methods that would promote affordable and competitive rates for all electric customers.  In conjunction with this legislation, Consumers submitted to the MPSC a proposal for a new electric rate design in October 2014.  This proposed new design will better ensure that rates are equal to the cost of service and will have the effect of making rates for energy-intensive industrial customers more competitive, while keeping residential bills affordable.  Consumers incorporated its proposed new rate design into the rate case it filed in December 2014.

Electric Rate Case:  In December 2014, Consumers filed an application with the MPSC seeking an annual rate increase of $163 million, based on a 10.7 percent authorized return on equity.  The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements.  Presented in the following table are the components of the requested increase in revenue:

In Millions
Components of the rate increase
Investment in rate base	$ 185
Addition of new gas plant	35
Operating and maintenance costs	26
Cost of capital	21
Working capital	6
Cost-reduction initiatives	(80)
Gross margin	(30)
Total	$ 163

The filing also seeks approval of an investment recovery mechanism that would allow recovery of an additional $163 million in total for incremental investments that Consumers plans to make in 2016 and 2017 and $78 million for incremental investments planned in 2018, subject to reconciliation.

Depreciation Rate Case:  In June 2014, Consumers filed a depreciation case related to its electric and common utility property.  In this case, Consumers requested an increase in depreciation expense, and its recovery of that expense, of $28 million annually.

PSCR Plan:  Consumers submitted its 2015 PSCR plan to the MPSC in September 2014 and, in accordance with its proposed plan, self-implemented the 2015 PSCR charge beginning in January 2015.

Electric Environmental Outlook:  Consumers’ operations are subject to various state and federal environmental laws and regulations.  Consumers estimates that it will incur expenditures of $0.9 billion from 2015 through 2019 to continue to comply with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations.  Consumers expects to recover these costs in customer rates, but cannot guarantee this result.  Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters:

Air Quality:  In 2011, the EPA released CSAPR, a final replacement rule for CAIR, which requires Michigan and 27 other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states.  In 2012, the U.S. Court of Appeals for the D.C. Circuit voided CSAPR and held that CAIR would remain in place until the EPA promulgated a new rule.  This matter was appealed to the U.S. Supreme Court, which upheld and remanded the decision back to the D.C. Circuit for additional action in April 2014.  The D.C. Circuit has reinstated CSAPR, effective January 2015.  Several states and industry groups continue to challenge CSAPR in the D.C. Circuit.  Consumers’ emissions are projected to be within the CSAPR allowance allocations.

In 2012, the EPA published emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS.  Under MATS, all of Consumers’ existing coal-fueled electric generating units are required to add additional controls for hazardous air pollutants.  Compliance is required by April 2015, unless an extension is granted by the MDEQ.  Consumers has received a one-year extension for ten of its coal-fueled units.  Consumers expects to meet the extended deadline for the three units it intends to continue operating.  Consumers plans to retire the remaining seven units by the extended deadline.  Consumers also received a six-month extension for its two other coal-fueled units to accommodate new monitoring requirements.  Consumers expects to install and operate the necessary pollution control equipment at those units by the original compliance date of April 2015.  MATS is presently being litigated and the U.S. Supreme Court has agreed to hear the appeal in early 2015.

In November 2014, the EPA proposed a new rule to lower the NAAQS for ozone.  The EPA is under a court-ordered deadline to finalize the revised ozone NAAQS by October 2015.  The new ozone NAAQS are expected to make it more difficult to construct or modify power plants.

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

The MDEQ renewed and issued the Renewable Operating Permit for the B.C. Cobb plant in August 2011 and for the J.H. Campbell plant in July 2013 after an extensive review and a public comment period.  The Sierra Club and the Natural Resources Defense Council filed separate petitions with the EPA to object to the MDEQ’s issuance of the state Renewable Operating Permits for both of these facilities, alleging that the facilities are not in compliance with certain provisions of the Clean Air Act, including NSR and Title V.  Consumers has responded to these allegations.  The EPA could either deny the petition outright or grant the petition and remand the matter to the MDEQ for further action.  The Sierra Club or the Natural Resources Defense Council could also file suit in federal district court seeking EPA action on the petition.  Consumers is unable to predict the outcome of these actions.

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

In January 2014, the EPA published proposed rules pursuant to Section 111(b) of the Clean Air Act to limit carbon dioxide emissions from new electric generating units.  New coal-fueled units would not be able to meet this limit without installing carbon dioxide control equipment using such methods as carbon capture and sequestration.  The proposed rules for new sources are expected to be finalized in 2015.

In June 2014, the EPA published proposed rules pursuant to Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units, calling the rules the “Clean Power Plan.”  The proposed rules would require a 30 percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels).  Each state would have a tailored target based on its circumstances, and Consumers expects that Michigan would be required to achieve a 31 percent reduction from 2012 levels, but there is significant uncertainty regarding the final targets.  The rules for existing sources are expected to be finalized in 2015.  Subsequent state implementation plans are due in 2016, but extensions are available.  In addition, the Clean Power Plan is presently being litigated in the U.S. Court of Appeals for the D.C. Circuit.

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

CCRs:  In December 2014, the EPA issued a final rule regulating CCRs, such as coal ash, under the Resource Conservation and Recovery Act.  The final rule will adopt non-hazardous waste standards for CCRs.  The rule will add new requirements for groundwater monitoring, flood protection, storm water design, fugitive dust, and public disclosure of information.  The rule will also require closure of non-compliant surface impoundments and landfills within approximately three years, with limited potential for extensions.  The rule is expected to be published in early 2015.  Consumers expects that planned capital expenditures will likely be accelerated to meet the compliance deadline, but is still evaluating the impacts of this rule.

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

Other electric environmental matters could have a major impact on Consumers’ outlook.  For additional details on other electric environmental matters, see Note 4, Contingencies and Commitments – Consumers Electric Utility Contingencies, “Electric Environmental Matters.”

CONSUMERS GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Gas Deliveries:  Consumers expects weather-adjusted gas deliveries in 2015 and over the next five years to remain stable relative to 2014.  This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation.  Actual delivery levels from year to year may vary from this expectation due to:

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

In January 2015, the MPSC approved a settlement agreement authorizing a $45 million annual rate increase, based on a 10.3 percent authorized return on equity.  This was Consumers’ first gas base rate increase since 2012.

GCR Plan:  Consumers submitted its 2015-2016 GCR plan to the MPSC in December 2014 and, in accordance with its proposed plan, expects to self-implement the 2015-2016 GCR charge beginning in April 2015.

For additional details on rate matters, see Note 3, Regulatory Matters.

Gas Environmental Estimates:  Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites.  For additional details, see Note 4, Contingencies and Commitments – Consumers Gas Utility Contingencies, “Gas Environmental Matters.”

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

For additional details regarding the enterprises segment’s uncertainties, see Note 4, Contingencies and Commitments.

OTHER OUTLOOK AND UNCERTAINTIES

EnerBank:  EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements.  EnerBank represented three percent of CMS Energy’s net assets at December 31, 2014, and four percent of CMS Energy’s net income available to common stockholders for the year ended December 31, 2014.  The carrying value of EnerBank’s loan portfolio was $938 million at December 31, 2014.  Its loan portfolio was funded primarily by deposit liabilities of $884 million.  The twelve-month rolling average default rate on loans held by EnerBank has remained stable at 0.6 percent at December 31, 2014.  CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate.  With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of December 31, 2014.

Litigation:  CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business.  For additional details regarding these and other legal matters, see Note 3, Regulatory Matters and Note 4, Contingencies and Commitments.

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

Asset Retirement Obligations:  CMS Energy and Consumers are required to record the fair value of the cost to remove assets at the end of their useful lives if there is a legal obligation to remove them.  CMS Energy and Consumers have legal obligations to remove some of their assets at the end of their useful lives.  CMS Energy and Consumers calculate the fair value of ARO liabilities using an expected present-value technique that reflects assumptions about costs, inflation, and profit margin that third parties would require to assume the obligation.  CMS Energy’s ARO liabilities are primarily at Consumers.  As a regulated entity, Consumers defers the effects of any changes in assumptions on the fair values of its ARO liabilities, adjusting the associated regulatory assets or liabilities rather than recognizing such effects in earnings.  For additional details, see Note 11, Asset Retirement Obligations.

Contingencies:  CMS Energy and Consumers make judgments regarding the future outcome of various matters that give rise to contingent liabilities.  For such matters, they record liabilities when they are considered probable and reasonably estimable, based on all available information.  In particular, CMS Energy and Consumers are participating in various environmental remediation projects for which they have recorded liabilities.  The recorded amounts represent estimates that may take into account such considerations as the number of sites, the anticipated scope, cost, and timing of remediation work, the available technology, applicable regulations, and the requirements of governmental authorities.  For remediation projects in which the timing of estimated expenditures is considered reliably determinable, CMS Energy and Consumers record the liability at its net present value, using a discount rate equal to the interest rate on monetary assets that are essentially risk-free and have maturities comparable to that of the environmental liability.  The amount recorded for any contingency may differ from actual costs incurred when the contingency is resolved.  For additional details, see Note 4, Contingencies and Commitments.

Fair Value Measurements:  CMS Energy and Consumers have assets and liabilities that are accounted for or disclosed at fair value.  Fair value measurements incorporate assumptions that market participants would use in pricing an asset or liability, including assumptions about risk.  Development of these assumptions may require significant judgment.  For a detailed discussion of the valuation techniques and inputs used to calculate fair value measurements, see Note 6, Fair Value Measurements.  Details about the fair value measurements for the DB Pension Plan and OPEB Plan assets are included in Note 12, Retirement Benefits.

Income Taxes:  The amount of income taxes paid by CMS Energy is subject to ongoing audits by federal, state, and foreign tax authorities, which can result in proposed assessments.  An estimate of the potential outcome of any uncertain tax issue is highly judgmental.  CMS Energy believes adequate reserves have been provided for these exposures; however, future results may include favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.  Additionally, CMS Energy’s judgment as to the ability to recover its deferred tax assets may change.  CMS Energy believes the valuation allowances related to its deferred tax assets are adequate, but future results may include favorable or unfavorable adjustments.  As a result, CMS Energy’s effective tax rate may fluctuate significantly over time.  For additional details, see Note 14, Income Taxes.

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

Unbilled Revenues:  Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month.  This results in customers having received electricity or gas that they have not been billed for as of the month-end.  Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class.  Unbilled revenues, which are recorded as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets, were $459 million at December 31, 2014 and $434 million at December 31, 2013.

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

Alternative-Revenue Program:  In 2009, the MPSC approved an energy optimization incentive mechanism that provides a financial incentive if the energy savings of Consumers’ customers exceed annual targets established by the MPSC.  Consumers accounts for this program as an alternative-revenue program that meets the criteria for recognizing revenue related to the incentive as soon as energy savings exceed the annual targets established by the MPSC.  Consumers recognized revenue under this program of $17 million in 2014, $22 million in 2013, and $13 million in 2012.

Revenue Subject to Refund:  Unless prohibited by the MPSC upon a showing of good cause, Consumers is allowed to self-implement new energy rates six months after a new rate case filing; however, the rates that Consumers self-implements may be subject to refund, with interest.  Consumers recognizes revenue associated with self-implemented rates.  If Consumers considers it probable that it will be required to refund a portion of its self-implemented rates, it records a provision for revenue subject to refund.  A final rate order could differ materially from Consumers’ estimates underlying its self-implemented rates, giving rise to accounting adjustments.  Under accounting rules for prior period adjustments, CMS Energy and Consumers may need to record such differences, if they are specifically identifiable to prior interim periods, as revisions to those periods.  At December 31, 2014 and 2013, Consumers had no regulatory liability recorded related to self-implemented rates.

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

The criteria used to determine if an instrument qualifies for derivative accounting or for an exception from derivative accounting are complex and often require significant judgment in application.  Changes in business strategies or market conditions, as well as a requirement to apply different interpretations of the derivative accounting literature, could result in significant changes in accounting for a single contract or groups of contracts, which could have a material impact on CMS Energy’s and Consumers’ financial statements.  For additional details on CMS Energy’s and Consumers’ derivatives and how the fair values of derivatives are determined, see Note 6, Fair Value Measurements.

Market Risk Information:  CMS Energy and Consumers are exposed to market risks including, but not limited to, changes in interest rates, commodity prices, and investment security prices.  They may enter into various risk management contracts to mitigate exposure to these risks, including swaps, options, futures, and forward contracts.  CMS Energy and Consumers enter into these contracts using established policies and procedures, under the direction of an executive oversight committee consisting of certain officers and a risk committee consisting of those and other officers and business managers.

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

Presented in the following table is a sensitivity analysis of interest-rate risk (assuming an adverse change in market interest rates of ten percent):

	In Millions
December 31	2014	2013
Fixed-rate financing – potential loss in fair value
CMS Energy, including Consumers	$ 247	$ 187
Consumers	151	129

The fair value losses in the above table could be realized only if CMS Energy and Consumers transferred all of their fixed-rate financing to other creditors.  The annual earnings exposure related to variable-rate financing was insignificant for both CMS Energy and Consumers at December 31, 2014 and 2013, assuming an adverse change in market interest rates of ten percent.

Investment Securities Price Risk:  Through investments in equity securities, CMS Energy and Consumers are exposed to equity price fluctuations.  The following table shows the potential effect of adverse changes in equity prices on CMS Energy’s and Consumers’ available-for-sale investments.

Presented in the following table is a sensitivity analysis of investment securities price risk (assuming an adverse change in market prices of ten percent):

	In Millions
December 31	2014	2013
CMS Energy, including Consumers
Potential reduction in fair value of available-for-sale securities
DB SERP
Mutual funds	$ 13	$ 14
Consumers
Potential reduction in fair value of available-for-sale securities
DB SERP
Mutual funds	$ 9	$ 10
CMS Energy common stock	4	3

Notes Receivable Risk:  CMS Energy is exposed to interest-rate risk resulting from EnerBank’s fixed-rate installment loans.  EnerBank provides these loans to homeowners to finance home improvements.

Presented in the following table is a sensitivity analysis of notes receivable (assuming an adverse change in market interest rates of ten percent):

	In Millions
December 31	2014	2013
CMS Energy, including Consumers
Potential reduction in fair value
Notes receivable	$ 18	$ 12

The fair value losses in the above table could be realized only if EnerBank sold its loans to other parties.  For additional details on financial instruments, see Note 7, Financial Instruments.

RETIREMENT BENEFITS

Pension Plans:  CMS Energy and Consumers have external trust funds to provide retirement pension benefits to their employees under a non-contributory DB Pension Plan.  On July 1, 2003, the Cash Balance Pension Plan was adopted for certain employees who were credited with five percent of their base pay.  On September 1, 2005, the Cash Balance and DB Pension Plans were closed to new participants and CMS Energy and Consumers implemented the qualified DCCP, which provides an employer contribution of six percent of base pay to the existing 401(k) plan.  An employee contribution is not required to receive the plan’s employer cash contribution.  All employees hired on or after September 1, 2005 participate in this plan as part of their retirement benefit program.  Additional pay credits under the previous Cash Balance Pension Plan were discontinued as of September 1, 2005.  The participants of that plan now participate in the DCCP.

401(k) Plan:  CMS Energy and Consumers provide an employer match in their 401(k) plan equal to 60 percent of eligible contributions up to the first six percent of an employee’s wages.

OPEB Plan:  CMS Energy and Consumers provide postretirement health and life benefits under their OPEB Plan to qualifying retired employees.

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

•                 rate of compensation increases; and

•                 expected health care costs.

A change in these assumptions could change significantly CMS Energy’s and Consumers’ recorded liabilities and associated expenses.

Presented in the following table are estimates of CMS Energy’s and Consumers’ DB Pension Plan and OPEB Plan costs and cash contributions through 2017:

				In Millions
	DB Pension	OPEB Plan	DB Pension Plan	OPEB Plan
	Plan Cost	Cost (Credit )	Contribution	Contribution
CMS Energy, including Consumers
2015	$ 105	$ (28)	$ -	$ 29
2016	96	(32)	-	-
2017	80	(29)	-	-
Consumers
2015	$ 102	$ (23)	$ -	$ 29
2016	93	(26)	-	-
2017	78	(24)	-	-

Projected retirement benefit costs have increased for 2015 and 2016 due primarily to changes in assumptions from December 31, 2013.  At December 31, 2014, the discount rate for pension was lowered from 4.9 percent to 4.1 percent and for OPEB from 5.1 percent to 4.3 percent, resulting in an increase in CMS Energy’s projected DB Pension Plan costs of $18 million and projected OPEB Plan costs of $10 million for 2015, and an increase in Consumers’ projected DB Pension Plan costs of $18 million and projected OPEB Plan costs of $8 million for 2015.  Projected retirement benefits costs also reflect the use of the new RP-2014 mortality table, which accounts for a $27 million increase in CMS Energy’s projected DB Pension Plan costs and a $21 million increase in projected OPEB Plan costs for 2015, and a $26 million increase in Consumers’ projected DB Pension Plan costs and a $17 million increase in projected OPEB Plan costs for 2015.

Contribution estimates comprise required amounts and discretionary contributions.  Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.  Actual future costs and contributions will depend on future investment performance, discount rates, and various factors related to the DB Pension Plan and OPEB Plan participants.

Lowering the expected long-term rate of return on the DB Pension Plan assets by 0.25 percentage point (from 7.50 percent to 7.25 percent) would increase estimated DB Pension Plan cost for 2015 by $5 million for both CMS Energy and Consumers.  Lowering the discount rate by 0.25 percentage point (from 4.10 percent to 3.85 percent) would increase estimated DB Pension Plan cost for 2015 by $6 million for both CMS Energy and Consumers.

For additional details on postretirement benefits, see Note 12, Retirement Benefits.

NEW ACCOUNTING STANDARDS

For details regarding new accounting standards issued but not yet effective, see Note 2, New Accounting Standards.

CMS Energy Corporation

Consolidated Statements of Income

			In Millions
Years Ended December 31	2014	2013	2012

Operating Revenue	$ 7,179	$ 6,566	$ 6,253

Operating Expenses
Fuel for electric generation	673	621	598
Purchased and interchange power	1,602	1,387	1,364
Purchased power – related parties	90	90	87
Cost of gas sold	1,493	1,228	1,150
Maintenance and other operating expenses	1,232	1,236	1,224
Depreciation and amortization	685	628	598
General taxes	252	234	229
Total operating expenses	6,027	5,424	5,250

Operating Income	1,152	1,142	1,003

Other Income (Expense)
Interest income	5	3	5
Allowance for equity funds used during construction	8	6	8
Income from equity method investees	15	13	17
Other income	11	10	11
Other expense	(55)	(20)	(33)
Total other income (expense)	(16)	12	8

Interest Charges
Interest on long-term debt	393	385	372
Other interest expense	17	16	21
Allowance for borrowed funds used during construction	(3)	(3)	(4)
Total interest charges	407	398	389

Income Before Income Taxes	729	756	622
Income Tax Expense	250	302	245

Income From Continuing Operations	479	454	377
Income From Discontinued Operations, Net of Tax of $-, $-, and $4	-	-	7

Net Income	479	454	384
Income Attributable to Noncontrolling Interests	2	2	2

Net Income Available to Common Stockholders	$ 477	$ 452	$ 382

			In Millions
Years Ended December 31	2014	2013	2012

Net Income Attributable to Common Stockholders
Amounts attributable to continuing operations	$477	$452	$375
Amounts attributable to discontinued operations	-	-	7
Net income available to common stockholders	$477	$452	$382

Income Attributable to Noncontrolling Interests
Amounts attributable to continuing operations	$2	$2	$2
Amounts attributable to discontinued operations	-	-	-
Income attributable to noncontrolling interests	$2	$2	$2

Basic Earnings Per Average Common Share
Basic earnings from continuing operations	$1.76	$1.71	$1.43
Basic earnings from discontinued operations	-	-	0.03
Basic earnings attributable to common stock	$1.76	$1.71	$1.46

Diluted Earnings Per Average Common Share
Diluted earnings from continuing operations	$1.74	$1.66	$1.39
Diluted earnings from discontinued operations	-	-	0.03
Diluted earnings attributable to common stock	$1.74	$1.66	$1.42

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income

			In Millions
Years Ended December 31	2014	2013	2012

Net Income	$ 479	$ 454	$ 384

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $(18), $16, and $(7)	(29)	26	(10)
Prior service credit adjustment, net of tax of $-, $3, and $-	-	5	-
Amortization of net actuarial loss, net of tax of $1, $3, and $1	3	4	2
Amortization of prior service credit, net of tax of $- for all periods	(1)	-	-

Investments
Unrealized gain (loss) on investments, net of tax of $(1), $(1), and $1	(1)	(2)	2

Derivative Instruments
Reclassification adjustments included in net income, net of tax of $- for all periods	1	-	-

Other Comprehensive Income (Loss)	(27)	33	(6)

Comprehensive Income	452	487	378

Comprehensive Income Attributable to Noncontrolling Interests	2	2	2

Comprehensive Income Attributable to CMS Energy	$ 450	$ 485	$ 376

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Cash Flows

			In Millions
Years Ended December 31	2014	2013	2012

Cash Flows from Operating Activities
Net income	$479	$454	$384
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	685	628	598
Deferred income taxes and investment tax credit	227	268	227
Postretirement benefits expense	23	144	187
Bad debt expense	80	67	57
Other non-cash operating activities	17	22	16
Postretirement benefits contributions	(32)	(229)	(72)
Proceeds from government grant	-	69	-
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	(31)	(120)	(147)
Inventories	(36)	202	104
Accounts payable and accrued refunds	50	4	(35)
Other current and non-current assets and liabilities	(15)	(88)	(78)
Net cash provided by operating activities	1,447	1,421	1,241

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,577)	(1,325)	(1,227)
Cost to retire property	(75)	(56)	(49)
Increase in EnerBank notes receivable	(255)	(139)	(63)
Other investing activities	(3)	(12)	(11)
Net cash used in investing activities	(1,910)	(1,532)	(1,350)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,428	1,025	1,650
Proceeds from EnerBank notes, net	233	125	65
Issuance of common stock	43	36	30
Retirement of long-term debt	(750)	(741)	(1,527)
Payment of common and preferred stock dividends	(295)	(273)	(252)
Payment of capital lease obligations and other financing costs	(51)	(42)	(35)
Increase (decrease) in notes payable	(110)	60	110
Net cash provided by financing activities	498	190	41

Net Increase (Decrease) in Cash and Cash Equivalents	35	79	(68)

Cash and Cash Equivalents, Beginning of Period	172	93	161

Cash and Cash Equivalents, End of Period	$207	$172	$93

			In Millions
Years Ended December 31	2014	2013	2012

Other cash flow activities and non-cash investing and financing activities

Cash transactions
Interest paid (net of amounts capitalized)	$380	$382	$377
Income taxes paid	22	34	19

Non-cash transactions
Capital expenditures not paid	201	176	110
Other assets placed under capital lease	7	6	9

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets

ASSETS
		In Millions
December 31	2014	2013

Current Assets
Cash and cash equivalents	$207	$172
Restricted cash and cash equivalents	37	32
Accounts receivable and accrued revenue, less allowances of $40 in 2014 and $33 in 2013	881	914
Notes receivable	98	63
Notes receivable held for sale	41	-
Accounts receivable – related parties	11	10
Accrued gas revenue	27	-
Inventories at average cost
Gas in underground storage	681	660
Materials and supplies	117	107
Generating plant fuel stock	120	114
Deferred income taxes	-	126
Deferred property taxes	216	202
Regulatory assets	89	40
Prepayments and other current assets	72	86
Total current assets	2,597	2,526

Plant, Property, and Equipment
Plant, property, and equipment, gross	17,721	16,184
Less accumulated depreciation and amortization	5,415	5,087
Plant, property, and equipment, net	12,306	11,097
Construction work in progress	1,106	1,149
Total plant, property, and equipment	13,412	12,246

Other Non-current Assets
Regulatory assets	1,956	1,530
Accounts and notes receivable, less allowances of $8 in 2014 and $5 in 2013	807	646
Investments	61	59
Other	352	409
Total other non-current assets	3,176	2,644

Total Assets	$19,185	$17,416

LIABILITIES AND EQUITY
		In Millions
December 31	2014	2013

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$540	$562
Notes payable	60	170
Accounts payable	678	585
Accounts payable – related parties	10	10
Accrued rate refunds	6	12
Accrued interest	108	96
Accrued taxes	316	297
Deferred income taxes	66	-
Regulatory liabilities	67	67
Other current liabilities	163	146
Total current liabilities	2,014	1,945

Non-current Liabilities
Long-term debt	8,016	7,101
Non-current portion of capital leases and financing obligation	123	138
Regulatory liabilities	2,095	2,215
Postretirement benefits	872	239
Asset retirement obligations	340	325
Deferred investment tax credit	37	40
Deferred income taxes	1,682	1,616
Other non-current liabilities	299	306
Total non-current liabilities	13,464	11,980

Commitments and Contingencies (Notes 3, 4, 5, and 7)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 275.2 shares in 2014 and 266.1 shares in 2013	3	3
Other paid-in capital	4,774	4,715
Accumulated other comprehensive loss	(49)	(22)
Accumulated deficit	(1,058)	(1,242)
Total common stockholders’ equity	3,670	3,454
Noncontrolling interests	37	37
Total equity	3,707	3,491

Total Liabilities and Equity	$19,185	$17,416

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity

	In Millions, Except Number of Shares in Thousands
	Number of Shares
Years Ended December 31	2014	2013	2012	2014	2013	2012

Total Equity at Beginning of Period				$3,491	$3,238	$3,072

Common Stock
At beginning and end of period				3	3	3

Other Paid-in Capital
At beginning of period	266,137	264,072	254,100	4,715	4,669	4,627
Common stock issued	9,371	2,238	10,107	59	51	45
Common stock repurchased	(271)	(356)	(389)	(7)	(10)	(9)
Common stock reissued	-	205	272	-	5	6
Conversion option on convertible debt	-	-	-	7	-	-
Common stock reacquired	(53)	(22)	(18)	-	-	-
At end of period	275,184	266,137	264,072	4,774	4,715	4,669

Accumulated Other Comprehensive Loss
At beginning of period				(22)	(55)	(49)
Retirement benefits liability
At beginning of period				(21)	(56)	(48)
Net gain (loss) arising during the period				(29)	26	(10)
Prior service credit adjustment				-	5	-
Amortization of net actuarial loss				3	4	2
Amortization of prior service credit				(1)	-	-
At end of period				(48)	(21)	(56)
Investments
At beginning of period				-	2	-
Unrealized gain (loss) on investments				(1)	(2)	2
At end of period				(1)	-	2
Derivative instruments
At beginning of period				(1)	(1)	(1)
Reclassification adjustments included in net income				1	-	-
At end of period				-	(1)	(1)
At end of period				(49)	(22)	(55)

			In Millions
Years Ended December 31	2014	2013	2012

Accumulated Deficit
At beginning of period	(1,242)	(1,423)	(1,553)
Net income attributable to CMS Energy	477	452	382
Common stock dividends declared	(293)	(271)	(252)
At end of period	(1,058)	(1,242)	(1,423)

Noncontrolling Interests
At beginning of period	37	44	44
Income attributable to noncontrolling interests	2	2	2
Distributions, redemptions, and other changes in noncontrolling interests	(2)	(9)	(2)
At end of period	37	37	44

Total Equity at End of Period	$3,707	$3,491	$3,238

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Income

			In Millions
Years Ended December 31	2014	2013	2012

Operating Revenue	$6,800	$6,321	$6,013

Operating Expenses
Fuel for electric generation	567	541	517
Purchased and interchange power	1,564	1,361	1,339
Purchased power – related parties	89	89	86
Cost of gas sold	1,375	1,187	1,110
Maintenance and other operating expenses	1,146	1,174	1,162
Depreciation and amortization	678	622	592
General taxes	246	229	223
Total operating expenses	5,665	5,203	5,029

Operating Income	1,135	1,118	984

Other Income (Expense)
Interest income	4	2	4
Interest and dividend income – related parties	1	1	1
Allowance for equity funds used during construction	8	6	8
Other income	10	14	16
Other expense	(35)	(16)	(33)
Total other income (expense)	(12)	7	(4)

Interest Charges
Interest on long-term debt	243	237	232
Other interest expense	10	11	16
Allowance for borrowed funds used during construction	(3)	(3)	(4)
Total interest charges	250	245	244

Income Before Income Taxes	873	880	736
Income Tax Expense	306	346	297

Net Income	567	534	439
Preferred Stock Dividends and Distribution	2	2	2

Net Income Available to Common Stockholder	$565	$532	$437

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income

			In Millions
Years Ended December 31	2014	2013	2012

Net Income	$567	$534	$439

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $(7), $4, and $(5)	(11)	5	(8)
Amortization of net actuarial loss, net of tax of $1, $2, and $1	2	3	2

Investments
Unrealized gain on investments, net of tax of $2, $-, and $2	4	1	3
Reclassification adjustments included in net income, net of tax of $-, $(1), and $(2)	-	(3)	(3)

Other Comprehensive Income (Loss)	(5)	6	(6)

Comprehensive Income	$562	$540	$433

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Cash Flows

			In Millions
Years Ended December 31	2014	2013	2012

Cash Flows from Operating Activities
Net income	$567	$534	$439
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	678	622	592
Deferred income taxes and investment tax credit	263	164	150
Postretirement benefits expense	24	142	184
Bad debt expense	72	63	53
Other non-cash operating activities	10	12	14
Postretirement benefits contributions	(29)	(222)	(68)
Proceeds from government grant	-	69	-
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	(16)	(116)	(145)
Inventories	(36)	205	107
Accounts payable and accrued refunds	47	12	(23)
Other current and non-current assets and liabilities	(242)	(134)	50
Net cash provided by operating activities	1,338	1,351	1,353

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,573)	(1,320)	(1,222)
Cost to retire property	(75)	(56)	(49)
Other investing activities	(5)	(11)	(8)
Net cash used in investing activities	(1,653)	(1,387)	(1,279)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	878	750	1,075
Retirement of long-term debt	(220)	(466)	(1,064)
Payment of common and preferred stock dividends	(459)	(408)	(395)
Stockholder contribution	495	150	150
Return of stockholder contribution	(178)	-	-
Payment of capital lease obligations and other financing costs	(38)	(37)	(30)
Increase (decrease) in notes payable	(110)	60	110
Net cash provided by (used in) financing activities	368	49	(154)

Net Increase (Decrease) in Cash and Cash Equivalents	53	13	(80)

Cash and Cash Equivalents, Beginning of Period	18	5	85

Cash and Cash Equivalents, End of Period	$71	$18	$5

			In Millions
Years Ended December 31	2014	2013	2012

Other cash flow activities and non-cash investing and financing activities

Cash transactions
Interest paid (net of amounts capitalized)	$233	$236	$224
Income taxes paid	266	225	63

Non-cash transactions
Capital expenditures not paid	201	176	110
Other assets placed under capital lease	7	6	9

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets

ASSETS
		In Millions
December 31	2014	2013

Current Assets
Cash and cash equivalents	$71	$18
Restricted cash and cash equivalents	37	31
Accounts receivable and accrued revenue, less allowances of $39 in 2014 and $31 in 2013	863	902
Notes receivable	-	14
Accounts receivable – related parties	1	4
Accrued gas revenue	27	-
Inventories at average cost
Gas in underground storage	681	653
Materials and supplies	113	103
Generating plant fuel stock	112	113
Deferred property taxes	216	202
Regulatory assets	89	40
Prepayments and other current assets	63	77
Total current assets	2,273	2,157

Plant, Property, and Equipment
Plant, property, and equipment, gross	17,580	16,044
Less accumulated depreciation and amortization	5,346	5,022
Plant, property, and equipment, net	12,234	11,022
Construction work in progress	1,103	1,147
Total plant, property, and equipment	13,337	12,169

Other Non-current Assets
Regulatory assets	1,956	1,530
Accounts and notes receivable	7	11
Investments	38	29
Other	236	283
Total other non-current assets	2,237	1,853

Total Assets	$17,847	$16,179

LIABILITIES AND EQUITY
		In Millions
December 31	2014	2013

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$145	$64
Notes payable	60	170
Accounts payable	662	571
Accounts payable – related parties	12	13
Accrued rate refunds	6	12
Accrued interest	70	63
Accrued taxes	149	353
Deferred income taxes	80	55
Regulatory liabilities	67	67
Other current liabilities	135	112
Total current liabilities	1,386	1,480

Non-current Liabilities
Long-term debt	5,154	4,579
Non-current portion of capital leases and financing obligation	123	138
Regulatory liabilities	2,095	2,215
Postretirement benefits	793	179
Asset retirement obligations	339	324
Deferred investment tax credit	37	40
Deferred income taxes	2,406	2,115
Other non-current liabilities	237	252
Total non-current liabilities	11,184	9,842

Commitments and Contingencies (Notes 3, 4, 5, and 7)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,574	3,257
Accumulated other comprehensive loss	(7)	(2)
Retained earnings	832	724
Total common stockholder’s equity	5,240	4,820
Preferred stock	37	37
Total equity	5,277	4,857

Total Liabilities and Equity	$17,847	$16,179

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity

			In Millions
Years Ended December 31	2014	2013	2012

Total Equity at Beginning of Period	$4,857	$4,582	$4,394

Common Stock
At beginning and end of period	841	841	841

Other Paid-in Capital
At beginning of period	3,257	3,107	2,957
Stockholder contribution	495	150	150
Return of stockholder contribution	(178)	-	-
At end of period	3,574	3,257	3,107

Accumulated Other Comprehensive Loss
At beginning of period	(2)	(8)	(2)
Retirement benefits liability
At beginning of period	(17)	(25)	(19)
Net gain (loss) arising during the period	(11)	5	(8)
Amortization of net actuarial loss	2	3	2
At end of period	(26)	(17)	(25)
Investments
At beginning of period	15	17	17
Unrealized gain on investments	4	1	3
Reclassification adjustments included in net income	-	(3)	(3)
At end of period	19	15	17
At end of period	(7)	(2)	(8)

Retained Earnings
At beginning of period	724	598	554
Net income	567	534	439
Common stock dividends declared	(457)	(406)	(393)
Preferred stock dividends and distribution declared	(2)	(2)	(2)
At end of period	832	724	598

Preferred Stock
At beginning of period	37	44	44
Preferred stock redeemed	-	(7)	-
At end of period	37	37	44

Total Equity at End of Period	$5,277	$4,857	$4,582

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

Alternative-Revenue Program:  In 2009, the MPSC approved an energy optimization incentive mechanism that provides a financial incentive if the energy savings of Consumers’ customers exceed annual targets established by the MPSC.  The maximum incentive that Consumers may earn under this mechanism is 15 percent of the amount it spends on energy optimization programs, which is limited to two percent of Consumers’ retail revenue.  Consumers accounts for this program as an alternative-revenue program that meets the criteria for recognizing revenue related to the incentive as soon as energy savings exceed the annual targets established by the MPSC.

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

EnerBank:  EnerBank provides four types of unsecured consumer installment loans:  same-as-cash, zero interest, reduced interest, and traditional.  Under EnerBank’s same-as-cash programs, authorized contractors pay EnerBank a fee to provide a borrower with the option to pay off the loan interest-free during the same-as-cash period.  EnerBank recognizes the fee on a straight-line basis over the same-as-cash period, which typically ranges from three to 24 months.  If a borrower does not exercise its option to pay off its loan interest-free during the same-as-cash period, EnerBank charges the borrower accrued interest at the loan’s contractual rate on the outstanding balance from the origination date.  Under the zero interest and reduced interest programs, authorized contractors pay EnerBank a fee to provide a borrower with no interest or reduced rates of interest for the entire term of the loan.  EnerBank recognizes the fee using the interest method over the term of the loan, which ranges from one to 12 years.

EnerBank recognizes interest income using the interest method and amortizes loan origination fees, net of certain direct origination costs, over the loan term.  EnerBank ceases recognizing interest income when a loan loss is confirmed or when a loan becomes 120 days past due, at which time the loan principal is charged against the allowance for loan losses.  At that time, EnerBank recognizes any interest accrued but not received for such loan losses as a reversal of interest income.

The loan fees and interest income earned by EnerBank are reported as operating revenue on CMS Energy’s consolidated statements of income.

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

Debt Issuance Costs, Discounts, Premiums, and Refinancing Costs:  Upon the issuance of long-term debt, CMS Energy and Consumers defer issuance costs, discounts, and premiums and amortize those amounts over the terms of the associated debt.  Upon the refinancing of long-term debt, Consumers, as a regulated entity, defers any remaining unamortized issuance costs, discounts, and premiums associated with the refinanced debt and amortizes those amounts over the term of the newly issued debt.  For the non-regulated portions of CMS Energy’s business, any remaining unamortized issuance costs, discounts, and premiums associated with extinguished debt are charged to earnings.

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

CMS Energy and Consumers record derivative contracts that do not qualify for the normal purchases and sales exception at fair value on their consolidated balance sheets.  Each reporting period, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract.  Since none of CMS Energy’s or Consumers’ derivatives has been designated as an accounting hedge, all changes in fair value are either reported in earnings or deferred as regulatory assets or liabilities.  CMS Energy and Consumers did not have significant amounts recorded as derivative assets or liabilities at December 31, 2014 or 2013.  Additionally, the gains and losses recognized in earnings were not significant for the years ended December 31, 2014, 2013, or 2012.

Determination of MRV of Plan Assets for DB Pension Plan and OPEB Plan:  CMS Energy and Consumers determine the MRV for DB Pension Plan assets as the fair value of plan assets on the measurement date, adjusted by the gains or losses that will not be admitted into the MRV until future years.  CMS Energy and Consumers reflect each year’s gain or loss in the MRV in equal amounts over a five-year period beginning on the date the original amount was determined.  CMS Energy and Consumers determine the MRV for OPEB Plan assets as the fair value of assets on the measurement date.  CMS Energy and Consumers use the MRV in the calculation of net DB Pension Plan and OPEB Plan costs.  For further details, see Note 12, Retirement Benefits.

Earnings Per Share:  CMS Energy calculates basic and diluted EPS using the weighted-average number of shares of common stock and dilutive potential common stock outstanding during the period.  Potential common stock, for purposes of determining diluted EPS, includes the effects of non-vested stock awards and contingently convertible securities.  CMS Energy computes the effect on potential common stock using the treasury stock method or the if-converted method, as applicable.  Diluted EPS excludes the impact of antidilutive securities, which are those securities resulting in an increase in EPS or a decrease in loss per share.  For EPS computations, see Note 15, Earnings Per Share – CMS Energy.

Financial Instruments:  CMS Energy and Consumers record debt and equity securities classified as available for sale at fair value as determined from quoted market prices or other observable, market-based inputs.  Unrealized gains and losses resulting from changes in fair value of these securities are determined on a specific-identification basis.  CMS Energy and Consumers report unrealized gains and losses on these securities, net of tax, in equity as part of AOCI, except that unrealized losses determined to be other than temporary are reported in earnings.  For additional details regarding financial instruments, see Note 7, Financial Instruments.

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

Renewable Energy Grant:  In 2013, Consumers received a renewable energy cash grant for Lake Winds® Energy Park under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009.  Upon receipt of the grant, Consumers recorded a regulatory liability, which Consumers is amortizing over the life of Lake Winds® Energy Park.  Consumers presents the amortization as a reduction to maintenance and other operating expense.  Consumers recorded the deferred income taxes related to the grant as a reduction of the book basis of Lake Winds® Energy Park.

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

2:               NEW ACCOUNTING STANDARDS

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

ASU 2014-09, Revenue from Contracts with Customers:  This standard was issued by the Financial Accounting Standards Board as a result of a joint project with the International Accounting Standards Board.  The Boards developed a common revenue recognition model that will be applied under GAAP and International Financial Reporting Standards.  The new guidance will replace most of the existing revenue recognition requirements in GAAP, although certain guidance specific to rate-regulated utilities will be retained.  As issued, the standard will become effective January 1, 2017 for CMS Energy and Consumers; however, the Financial Accounting Standards Board is considering a possible delay in the effective date.  CMS Energy and Consumers are evaluating the impact of the standard on their consolidated financial statements.

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

3:               REGULATORY MATTERS

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

REGULATORY ASSETS AND LIABILITIES

Consumers is subject to the actions of the MPSC and FERC and therefore prepares its consolidated financial statements in accordance with the provisions of regulatory accounting.  A utility must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services.  Under regulatory accounting, Consumers records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by non-regulated businesses.

Presented in the following table are the regulatory assets and liabilities on Consumers’ consolidated balance sheets:

			In Millions
December 31	End of Recovery or Refund Period	2014	2013
Regulatory assets
Current
Securitized costs – electric utility restructuring legislation[1]	2015	$61	$-
Energy optimization plan incentive[2]	2015	17	17
Major maintenance[1]	2015	8	-
Cancelled coal-fueled plant costs[1]	2015	2	5
Gas revenue decoupling mechanism[2]	2014	-	17
Other[1]	2015	1	1
Total current regulatory assets		$89	$40
Non-current
Postretirement benefits[3]	various	$1,195	$634
Securitized costs – electric generating units to be retired[1]	2029	370	362
MGP sites[4]	various	147	148
ARO[4]	various	139	129
Unamortized debt costs[4]	various	66	74
Gas storage inventory adjustments[4]	various	21	23
Energy optimization plan incentive[2]	2016	17	18
Securitized costs – electric utility restructuring legislation[1]	2015	-	129
Major maintenance[1]	2015	-	10
Other[1]	various	1	3
Total non-current regulatory assets		$1,956	$1,530
Total regulatory assets		$2,045	$1,570
Regulatory liabilities
Current
Income taxes, net	2015	$64	$64
Renewable energy grant	2015	2	2
Other	2015	1	1
Total current regulatory liabilities		$67	$67
Non-current
Cost of removal	various	$1,673	$1,599
Renewable energy plan	2028	131	159
Income taxes, net	various	103	157
ARO	various	83	93
Renewable energy grant	2043	63	65
Energy optimization plan	various	32	31
Postretirement benefits	various	-	98
Other	various	10	13
Total non-current regulatory liabilities		$2,095	$2,215
Total regulatory liabilities		$2,162	$2,282

1    These regulatory assets either are included in rate base (or are expected to be included, for costs incurred subsequent to the most recently approved rate case), thereby providing a return on expenditures, or provide a specific return on investment authorized by the MPSC.

2    These regulatory assets have arisen from alternative revenue programs and are not associated with incurred costs or capital investments.  Therefore, the MPSC has provided for recovery without a return.

3    This regulatory asset is offset partially by liabilities.  The net amount is included in rate base, thereby providing a return.

4    These regulatory assets represent incurred costs for which the MPSC has provided, or Consumers expects, recovery without a return on investment.

REGULATORY ASSETS

Securitized Costs – Electric Utility Restructuring Legislation:  In 2000, the MPSC authorized Consumers to securitize certain qualified costs incurred as a result of electric utility restructuring legislation.  Consumers is amortizing this regulatory asset over the life of the related Securitization bonds.

Energy Optimization Plan Incentive:  In May 2014, Consumers filed its annual report and reconciliation for its energy optimization plan, requesting approval of its energy optimization plan costs for 2013.  In November 2014, the MPSC approved a settlement agreement authorizing Consumers to collect $18 million from customers during 2015 as an incentive payment for exceeding statutory targets under both its gas and electric energy optimization plans during 2013.

During 2014, Consumers achieved 135 percent of its electric savings target and 129 percent of its gas savings target.  For achieving these savings levels, Consumers will request the MPSC’s approval to collect $17 million, the maximum incentive, in the energy optimization reconciliation to be filed in 2015.

Major Maintenance:  In its 2012 order in Consumers’ electric rate case, the MPSC allowed Consumers to defer major maintenance costs associated with its electric generating units in excess of the costs approved in the rate order and to recover those excess costs from customers, subject to MPSC approval.  In November 2014, the MPSC approved a settlement agreement authorizing Consumers to recover $10 million of such excess costs over a six-month period beginning December 2014.

Cancelled Coal-Fueled Plant Costs:  In its 2012 order in Consumers’ electric rate case, the MPSC authorized recovery over a three-year period of $14 million of development costs associated with Consumers’ cancelled 830-MW coal-fueled plant.  In 2012, a party in Consumers’ electric rate case filed an appeal with the Michigan Court of Appeals to dispute the MPSC’s conclusion that authorized Consumers to recover these costs.  In April 2014, the Michigan Court of Appeals affirmed the MPSC’s conclusion, which can no longer be appealed and is closed.

Gas Revenue Decoupling Mechanism:  The MPSC’s 2009 order in Consumers’ gas rate case authorized Consumers to implement a gas revenue decoupling mechanism.  This mechanism, which the MPSC extended through April 2012 in its 2010 order in Consumers’ gas rate case, allowed Consumers to adjust future gas rates to the degree that actual average weather-adjusted sales per customer differed from the rate order.  In 2013, the MPSC approved Consumers’ final reconciliation of the gas revenue decoupling mechanism and Consumers collected $17 million during 2014.

Postretirement Benefits:  As part of the ratemaking process, the MPSC allows Consumers to recover the costs of postretirement benefits.  Accordingly, Consumers defers the net impact of actuarial losses and gains as well as prior service costs and credits associated with postretirement benefits as a regulatory asset  or liability.  The asset or liability will decrease as the deferred items are amortized and recognized as components of net periodic benefit cost.  For details about the amortization periods, see Note 12, Retirement Benefits.

Securitized Costs – Electric Generating Units to be Retired:  In December 2013, the MPSC issued a Securitization financing order authorizing Consumers to issue Securitization bonds in order to finance the recovery of the remaining book value of seven smaller coal-fueled electric generating units that Consumers plans to retire in April 2016 and three smaller natural gas-fueled electric generating units that it plans to retire in June 2015.  Upon receipt of the MPSC’s order, Consumers removed the book value of the ten units from plant, property, and equipment and recorded this amount as a regulatory asset.  Consumers is amortizing the regulatory asset over the life of the related Securitization bonds, which it issued through its subsidiary Consumers 2014 Securitization Funding in July 2014.  For additional details regarding the Securitization bonds, see Note 5, Financings and Capitalization.

MGP Sites:  Consumers is incurring environmental remediation and other response activity costs at 23 former MGP facilities.  The MPSC allows Consumers to recover from its natural gas customers over a ten-year period the costs incurred to remediate the MGP sites.

ARO:  The recovery of the underlying asset investments and related removal costs of recorded AROs is approved by the MPSC in depreciation rate cases.  Consumers records a regulatory asset and a regulatory liability for timing differences between the recognition of AROs for financial reporting purposes and the recovery of these costs from customers.  The recovery period approximates the useful life of the assets to be removed.

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

In September 2013, the MPSC issued an order authorizing Consumers to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993.  The order authorized Consumers to implement a regulatory treatment beginning January 2014 that will return $209 million of income tax benefits over five years to electric customers and $260 million of income tax benefits over 12 years to gas customers.  During 2014, Consumers returned $64 million of income tax benefits to customers.

Renewable Energy Grant:  In 2013, Consumers received a $69 million renewable energy grant for Lake Winds® Energy Park, which began operations in 2012.  This grant reduces Consumers’ cost of complying with the renewable portfolio standards prescribed by the 2008 Energy Law and, accordingly, reduces the overall renewable energy surcharge to be collected from customers.  The regulatory liability recorded for the grant will be amortized over the life of Lake Winds® Energy Park.

Cost of Removal:  These amounts have been collected from customers to fund future asset removal activities.  This regulatory liability is reduced as costs of removal are incurred.  The refund period of this regulatory liability approximates the useful life of the assets to be removed.

Renewable Energy Plan:  Consumers has collected surcharges to fund its renewable energy plan.  Amounts not yet spent under the plan are recorded as a regulatory liability, which is amortized as incremental costs are incurred to operate and depreciate Consumers’ wind parks and to purchase RECs under renewable energy purchase agreements.  Incremental costs represent costs incurred in excess of amounts recovered through the PSCR process.

Energy Optimization Plan: At December 31, 2014 and 2013, surcharges collected from customers to fund Consumers’ energy optimization plan exceeded Consumers’ spending. The associated regulatory liability is amortized as costs are incurred under Consumers’ energy optimization plan.

POWER SUPPLY COST RECOVERY AND GAS COST RECOVERY

The PSCR and GCR ratemaking processes are designed to allow Consumers to recover all of its power supply and purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices in annual plan and reconciliation proceedings. Consumers adjusts its PSCR and GCR billing charges monthly in order to minimize the underrecovery or overrecovery amount in the annual reconciliations.

Underrecoveries represent probable future revenues that will be recovered from customers and are included in accrued gas revenue on Consumers’ consolidated balance sheets. Overrecoveries represent previously collected revenues that will be refunded to customers and are included in accrued rate refunds on Consumers’ consolidated balance sheets. Presented in the following table are the assets and liabilities for PSCR and GCR underrecoveries and overrecoveries reflected on Consumers’ consolidated balance sheets:

		In Millions
December 31	2014	2013
Accrued gas revenue	$27	$-
Accrued rate refunds	6	12

PSCR Plans and Reconciliations: In May 2014, the MPSC issued an order in Consumers’ 2012 PSCR reconciliation, approving full recovery of $1.9 billion of power costs and authorizing Consumers to roll into its 2013 PSCR plan the underrecovery of $18 million.

Consumers submitted its 2013 PSCR plan to the MPSC in September 2012, and in accordance with its proposed plan, self-implemented the 2013 PSCR factor beginning in January 2013. In March 2014, Consumers filed its 2013 PSCR reconciliation, requesting full recovery of $1.9 billion of power costs and authorization to roll into its 2014 PSCR plan the overrecovery of $10 million.

Consumers submitted its 2014 PSCR plan to the MPSC in September 2013, and in accordance with its proposed plan, self-implemented the 2014 PSCR factor beginning in January 2014. Consumers’ power supply costs for 2014 were significantly higher than those projected in its 2014 PSCR plan due to severe winter weather during the three months ended March 31, 2014, as extreme cold weather and heavy snowfall inhibited the delivery and use of coal at Consumers’ coal-fueled generating units. Additionally, increases in natural gas prices raised the cost of electricity purchased from the MISO energy market as well as the cost of power generated at Consumers’ natural gas-fueled generating units. Consumers filed an amendment to its 2014 PSCR plan in March 2014, requesting approval to increase the 2014 PSCR factor. Consumers self-implemented the revised factor in July 2014. Consumers had a $6 million PSCR overrecovery at December 31, 2014.

GCR Plans and Reconciliations: In September 2014, the MPSC issued an order in Consumers’ 2012-2013 GCR reconciliation, approving full recovery of $0.9 billion in gas costs and authorizing Consumers to roll into its 2013-2014 GCR plan the underrecovery of $22 million.

The MPSC approved Consumers’ 2013-2014 GCR plan in July 2014, authorizing the 2013-2014 GCR factor that Consumers self-implemented beginning in April 2013. Due to the impact on natural gas prices of extended periods of colder-than-normal winter weather in Michigan and throughout the United States during the three months ended March 31, 2014, Consumers’ natural gas fuel costs for this period were significantly higher than those projected in its 2013-2014 GCR plan. As a result, Consumers calculated an $84 million underrecovery for the 2013-2014 GCR plan year. In the reconciliation it filed in

June 2014, Consumers requested full recovery of $0.9 billion of gas costs and authorization to roll into its 2014-2015 GCR plan the underrecovery of $84 million.

Consumers submitted its 2014-2015 GCR plan in December 2013, and in accordance with its proposed plan, self-implemented the 2014-2015 GCR factor beginning in April 2014. Due to the significant underrecovery Consumers experienced during the 2013-2014 GCR plan year, Consumers filed an amendment to its 2014-2015 GCR plan in February 2014, requesting approval to increase the 2014-2015 GCR factor to be charged to customers. In May 2014, the MPSC issued an order authorizing Consumers to charge the increased factor to customers until the MPSC issues a final order in Consumers’ 2014-2015 GCR plan. Consumers had a $27 million GCR underrecovery recorded at December 31, 2014.

4:    CONTINGENCIES AND COMMITMENTS

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

In April 2013, the U.S. Court of Appeals for the Ninth Circuit reversed the MDL decision and remanded the case to the MDL judge for further proceedings. The appellate court found that FERC preemption does not apply under the facts of these cases. The appellate court affirmed the MDL court’s denial of leave to amend to add federal antitrust claims.

In August 2013, the joint defense group in these cases, of which CMS Energy defendants are members, filed a petition with the U.S. Supreme Court in an attempt to overturn the decision of the U.S. Court of Appeals for the Ninth Circuit. In July 2014, the U.S. Supreme Court agreed to hear this case. Arguments were heard in early 2015 and an opinion is expected in the first half of 2015.

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

Various claims have been brought against CMS Land or its affiliates, including CMS Energy, alleging environmental damage to property, loss of property value, insufficient disclosure of environmental matters, breach of agreement relating to access, or other matters. CMS Land and other parties have received a demand for payment from the EPA in the amount of $8 million, plus interest. The EPA is seeking recovery under CERCLA of response costs allegedly incurred at Bay Harbor. These costs exceed what was agreed to in a 2005 order between CMS Land and the EPA, and CMS Land has communicated to the EPA that it does not believe that this is a valid claim. In August 2014, the EPA indicated that it intends to pursue the claim.

In September 2014, CMS Energy recorded a charge of $15 million to maintenance and other operating expenses to increase the remaining liability for Bay Harbor as a result of changed cost estimates based on recent experience. Factors leading to the increase included higher water treatment costs, more frequent trucking of water due to system limitations, and increased system maintenance costs. CMS Energy has recorded a cumulative charge related to Bay Harbor of $245 million, which includes accretion expense. At December 31, 2014, CMS Energy had a recorded liability of $62 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $80 million. CMS Energy expects to pay $8 million in 2015, $6 million in 2016, $5 million in 2017, $5 million in 2018, and $5 million in 2019, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs. CMS Energy’s estimate of response activity costs and the timing of expenditures could change if there are changes in circumstances or assumptions used in calculating the liability.

Although a liability for its present estimate of remaining response activity costs has been recorded, CMS Energy cannot predict the ultimate financial impact or outcome of this matter.

Equatorial Guinea Tax Claim: In 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea. The government of Equatorial Guinea claims that CMS Energy owes $142 million in taxes, plus significant penalties and interest, in connection with the sale and may proceed to formal arbitration. CMS Energy has concluded that the government’s tax claim is without merit. CMS Energy is vigorously contesting the claim but cannot predict the financial impact or outcome of this matter. It is possible that the outcome of this matter could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.

CONSUMERS ELECTRIC UTILITY CONTINGENCIES

Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $4 million and $6 million. At December 31, 2014, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability.

Consumers is a potentially responsible party at a number of contaminated sites administered under CERCLA. CERCLA liability is joint and several. In 2010, Consumers received official notification from the EPA that identified Consumers as a potentially responsible party for cleanup of PCBs at the Kalamazoo River CERCLA site. The notification claimed that the EPA has reason to believe that Consumers disposed of PCBs and arranged for the disposal and treatment of PCB-containing materials at portions of the site. In 2011, Consumers received a follow-up letter from the EPA requesting that Consumers agree to participate in a removal action plan along with several other companies for an area of lower Portage Creek, which is connected to the Kalamazoo River. All parties, including Consumers, that were asked to participate in the removal action plan declined to accept liability. Until further information is received from the EPA, Consumers is unable to estimate a range of potential liability for cleanup of the river.

Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $9 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At

December 31, 2014, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability.

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

Electric Utility Plant Air Permit Issues and Notices of Violation: In 2007, Consumers received an NOV/FOV from the EPA alleging that fourteen utility boilers exceeded the visible emission limits in their associated air permits. Consumers responded formally to the NOV/FOV, denying the allegations. In addition, in 2008, Consumers received an NOV for three of its coal-fueled facilities alleging, among other things, violations of NSR PSD regulations relating to ten projects from 1986 to 1998 purportedly subject to review under the NSR. Additionally, the EPA has alleged that some utilities have classified incorrectly major plant modifications as RMRR rather than seeking permits from the EPA or state regulatory agencies to modify their plants. Consumers responded to the information requests from the EPA on this subject in the past.

In September 2014, Consumers reached a settlement in this matter with the EPA and the U.S. Department of Justice. Under the settlement, Consumers shall, among other things, install pollution control equipment at some of its coal-fueled electric generating plants and achieve certain emission rates for specific pollutants, surrender emission allowances, invest in $7.7 million of Environmental Mitigation Projects, retire or repower certain coal-fueled units, and pay a civil penalty of $2.75 million. Consumers has accrued an amount sufficient to cover the costs of the civil penalty and some of the Environmental Mitigation Projects. Consumers has recovered or expects that it would be able to recover some or all of the costs in rates, consistent with the recovery of other reasonable costs of complying with environmental laws and regulations, but cannot reasonably estimate the extent of additional cost recovery. The settlement, completed via consent decree, was finalized in November 2014.

CCRs: In December 2014, the EPA issued a final rule regulating CCRs, such as coal ash, under the Resource Conservation and Recovery Act. The final rule will adopt non-hazardous waste standards for CCRs. The rule will add new requirements for groundwater monitoring, flood protection, storm water design, fugitive dust, and public disclosure of information. The rule will also require closure of non-compliant surface impoundments and landfills within approximately three years, with limited potential for extensions. The rule is expected to be published in early 2015. Consumers expects that planned capital expenditures will likely be accelerated to meet the compliance deadline, but is still evaluating the impacts of this rule.

Renewable Energy Matters: In April 2013, a group of landowners filed a lawsuit in Mason County (Michigan) Circuit Court alleging, among other things, personal injury, loss of property value, and impacts to the use and enjoyment of their land as a result of the operations of Lake Winds® Energy Park. In October 2014, Consumers reached a settlement with a majority of the plaintiffs, and in January 2015, reached a settlement with the remaining plaintiffs, neither of which was material to Consumers.

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

At December 31, 2014, Consumers had a recorded liability of $115 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $131 million. Consumers expects to incur remediation and other response activity costs in each of the next five years as follows:

				In Millions
	2015	2016	2017	2018	2019
Consumers
Remediation and other response activity costs	$11	$12	$13	$11	$14

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At December 31, 2014, Consumers had a regulatory asset of $147 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At December 31, 2014, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability.

GUARANTEES

Presented in the following table are CMS Energy’s and Consumers’ guarantees at December 31, 2014:

					In Millions
			Maximum		Carrying
Guarantee Description	Issue Date	Expiration Date	Obligation		Amount
CMS Energy, including Consumers
Indemnity obligations from asset sales and other agreements	Various	Various through August 2029	$150	[1]	$7
Guarantees	Various	Various through March 2021	54		-
Consumers
Indemnity obligations and other guarantees	Various	Various through August 2029	$30		$1

1    The majority of this amount arises from stock and asset sale agreements under which CMS Energy or a subsidiary of CMS Energy, other than Consumers, indemnified the purchaser for losses resulting from various matters, including claims related to tax disputes, claims related to PPAs, and defects in title to the assets or stock sold to the purchaser by CMS Energy subsidiaries. Except for items described elsewhere in this Note, CMS Energy believes the likelihood of material loss to be remote for the indemnity obligations not recorded as liabilities.

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

OTHER CONTINGENCIES

Other: In addition to the matters disclosed in this Note and Note 3, Regulatory Matters, there are certain other lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties. These other lawsuits and proceedings may involve personal injury, property damage, contracts, environmental matters, federal and state taxes, rates, licensing, employment, and other matters. Further, CMS Energy and Consumers occasionally self-report certain regulatory non-compliance matters that may or may not eventually result in administrative proceedings. CMS Energy and Consumers believe that the outcome of any one of these proceedings will not have a material adverse effect on their consolidated results of operations, financial condition, or liquidity.

CONTRACTUAL COMMITMENTS

Purchase Obligations:  Purchase obligations arise from long-term contracts for the purchase of commodities and related services, and construction and service agreements.  The commodities and related services include long-term PPAs, natural gas and associated transportation, and coal and associated transportation.  Related party PPAs are between Consumers and certain affiliates of CMS Enterprises.  Presented in the following table are CMS Energy’s and Consumers’ contractual purchase obligations at December 31, 2014 for each of the periods shown:

							In Millions
	Payments Due
	Total	2015	2016	2017	2018	2019	Beyond 2019
CMS Energy, including Consumers
MCV PPA	$3,425	$370	$384	$312	$301	$316	$1,742
Palisades PPA	2,661	331	342	352	364	375	897
Related party PPAs	1,135	83	83	85	85	88	711
Other PPAs	3,915	254	244	245	247	224	2,701
Other	1,812	755	418	330	80	76	153
Consumers
MCV PPA	$3,425	$370	$384	$312	$301	$316	$1,742
Palisades PPA	2,661	331	342	352	364	375	897
Related party PPAs	1,135	83	83	85	85	88	711
Other PPAs	3,915	254	244	245	247	224	2,701
Other	1,546	721	389	301	51	47	37

MCV PPA:  Consumers has a 35-year PPA that began in 1990 with the MCV Partnership to purchase 1,240 MW of electricity.  The MCV PPA, as amended and restated, provides for:

•                 a capacity charge of $10.14 per MWh of available capacity;

•                 a fixed energy charge based on Consumers’ annual average baseload coal generating plant operating and maintenance cost, fuel inventory, and administrative and general expenses;

•                 a variable energy charge based on the MCV Partnership’s cost of production when the plant is dispatched;

•                 a $5 million annual contribution by the MCV Partnership to a renewable resources program; and

•                 an option for Consumers to extend the MCV PPA for five years or purchase the MCV Facility at the conclusion of the MCV PPA’s term in March 2025.

Capacity and energy charges under the MCV PPA were $300 million in 2014, $278 million in 2013, and $319 million in 2012.

Palisades PPA:  Consumers has a PPA expiring in 2022 with Entergy to purchase all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW.  For all delivered energy, the Palisades PPA has escalating capacity and variable energy charges.  Total capacity and energy charges under the Palisades PPA were $302 million in 2014, $338 million in 2013, and $331 million in 2012.  For further details about Palisades, see Note 10, Leases.

Other PPAs:  Consumers has PPAs expiring between 2015 and 2036 with various counterparties.  The majority of the PPAs have capacity and energy charges for delivered energy.  Capacity and energy charges under these PPAs were $354 million in 2014, $345 million in 2013, and $314 million in 2012.

5:               FINANCINGS AND CAPITALIZATION

Presented in the following table is CMS Energy’s long-term debt at December 31:

					In Millions
	Interest Rate (%)		Maturity	2014	2013
CMS Energy parent
Senior notes	6.875	[1]	2015	$-	$125
	4.250	[2]	2015	-	250
	6.550		2017	250	250
	5.050		2018	250	250
	8.750		2019	300	300
	6.250		2020	300	300
	5.050		2022	300	300
	3.875		2024	250	-
	5.500	[3]	2029	-	172
	4.700		2043	250	250
	4.875		2044	300	-
Total CMS Energy senior notes				$2,200	$2,197
Term loan facility	variable	[4]	2017	180	180
Total CMS Energy parent				$2,380	$2,377
Consumers				$5,283	$4,625
Other CMS Energy subsidiaries
EnerBank certificates of deposits	1.218	[5]	2015-2024	$884	$652
Total other CMS Energy subsidiaries				$884	$652
Total CMS Energy principal amount outstanding				$8,547	$7,654
Current amounts				(519)	(541)
Net unamortized discounts				(12)	(12)
Total CMS Energy long-term debt				$8,016	$7,101

1    In April 2014, CMS Energy retired its 6.875 percent senior notes.

2    In December 2014, CMS Energy retired its 4.25 percent senior notes.

3    In June 2014, CMS Energy retired its remaining 5.50 percent contingently convertible notes.  See the “Contingently Convertible Securities” section in this Note for further discussion of the conversions.

4    Outstanding borrowings bear interest at an annual interest rate of LIBOR plus 1.25 percent (1.42 percent at December 31, 2014).

5    The weighted-average interest rate for EnerBank’s certificates of deposit was 1.22 percent at December 31, 2014 and 1.09 percent at December 31, 2013.  EnerBank’s primary deposit product consists of brokered certificates of deposit with varying maturities and having a face value of $1,000.

Presented in the following table is Consumers’ long-term debt at December 31:

						In Millions
	Interest Rate (%)		Maturity		2014	2013
Consumers
FMBs[1]	2.600		2015		$50	$50
	5.500	[2]	2016		173	350
	5.150		2017		250	250
	3.210		2017		100	100
	5.650		2018		250	250
	6.125		2019		350	350
	6.700		2019		500	500
	5.650		2020		300	300
	3.770		2020		100	100
	5.300		2022		250	250
	2.850		2022		375	375
	3.375		2023		325	325
	3.190		2024		52	52
	3.125		2024		250	-
	3.390		2027		35	35
	5.800		2035		175	175
	6.170		2040		50	50
	4.970		2040		50	50
	4.310		2042		263	263
	3.950		2043		425	425
	4.350		2064		250	-
					$4,573	$4,250
Securitization bonds	5.760	[3]	2015		49	92
	2.597	[4]	2020-2029	[5]	378	-
					$427	$92
Senior notes	6.875		2018		180	180
Tax-exempt pollution control revenue bonds	various		2018-2035		103	103
Total Consumers principal amount outstanding					$5,283	$4,625
Current amounts					(124)	(43)
Net unamortized discounts					(5)	(3)
Total Consumers long-term debt					$5,154	$4,579

1    The weighted-average interest rate for Consumers’ FMBs was 4.75 percent at December 31, 2014 and 4.90 percent at December 31, 2013.

2    In August 2014, Consumers retired $177 million of its 5.50 percent FMBs.

3    The interest rate for Consumers’ Securitization bonds issued through its subsidiary Consumers Funding was 5.76 percent at December 31, 2014 and 2013.

4    The weighted-average interest rate for Consumers’ Securitization bonds issued through its subsidiary Consumers 2014 Securitization Funding was 2.60 percent at December 31, 2014.

5    Principal and interest payments are made semiannually beginning in 2015.

Financings:  Presented in the following table is a summary of major long-term debt transactions during the year ended December 31, 2014:

	Principal		Issue/Retirement
	(In Millions)	Interest Rate	Date	Maturity Date
Debt issuances
CMS Energy parent
Senior notes	$250	3.875%	February 2014	March 2024
Senior notes	300	4.875	February 2014	March 2044
Total CMS Energy parent	$550
Consumers
Securitization bonds[1]	$124	1.334%	July 2014	November 2020
Securitization bonds[1]	139	2.962	July 2014	November 2025
Securitization bonds[1]	115	3.528	July 2014	May 2029
FMBs	250	3.125	August 2014	August 2024
FMBs	250	4.350	August 2014	August 2064
Total Consumers	$878
Total CMS Energy	$1,428
Debt retirements
CMS Energy parent
Senior notes[2]	$125	6.875%	April 2014	December 2015
Senior notes	155	5.500	June 2014	June 2029
Senior notes[3]	250	4.250	December 2014	September 2015
Total CMS Energy parent	$530
Consumers
FMBs	$177	5.500%	August 2014	August 2016
Total Consumers	$177
Total CMS Energy	$707

1    For additional details regarding the Securitization, see Note 3, Regulatory Matters and the “Securitization Bonds” section in this Note.

2    CMS Energy retired this debt at a premium and recorded a loss on extinguishment of $13 million in other expense on its consolidated statements of income.

3    CMS Energy retired this debt at a premium and recorded a loss on extinguishment of $7 million in other expense on its consolidated statements of income.

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

Regulatory Authorization for Financings:  Consumers is required to maintain FERC authorization for financings.  In June 2014, Consumers received authorization from FERC to have outstanding, at any one time, up to $800 million of secured and unsecured short-term securities for general corporate purposes.  At December 31, 2014, Consumers had entered into short-term borrowing programs allowing it to issue up to $800 million in short-term securities; $60 million of securities were outstanding under these programs.  FERC has also authorized Consumers to issue and sell up to $1.9 billion of secured and unsecured long-term securities for general corporate purposes.  The remaining availability was $1.4 billion at December 31, 2014.  The authorizations were effective July 1, 2014 and terminate

June 30, 2016.  Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements.

Securitization Bonds:  Certain regulatory assets held by two of Consumers’ subsidiaries, Consumers Funding and Consumers 2014 Securitization Funding, collateralize Consumers’ Securitization bonds.  The bondholders have no recourse to Consumers’ assets except for those held by the subsidiary that issued the bonds.  Consumers collects Securitization surcharges to cover the principal and interest on the bonds as well as certain other qualified costs.  The surcharges collected are remitted to a trustee and are not available to creditors of Consumers or creditors of Consumers’ affiliates other than the subsidiary that issued the bonds.

Debt Maturities:  At December 31, 2014, the aggregate annual contractual maturities for long-term debt for the next five years were:

					In Millions
	2015	2016	2017	2018	2019
CMS Energy, including Consumers
Long-term debt	$519	$542	$734	$866	$1,234
Consumers
Long-term debt	$124	$198	$375	$523	$876

Revolving Credit Facilities:  The following secured revolving credit facilities with banks were available at December 31, 2014:

				In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy parent
December 20, 2018[1]	$550	$-	$3	$547
Consumers
December 20, 2018[2]	$650	$-	$35	$615
May 9, 2018[2]	30	-	30	-

1  Obligations under this facility are secured by Consumers common stock.

2  Obligations under this facility are secured by FMBs of Consumers.

Short-term Borrowings:  Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements.  These transactions are accounted for as short-term secured borrowings.  At December 31, 2014, no accounts receivable had been transferred under the program.  During the year ended December 31, 2014, Consumers’ average short-term borrowings totaled $11 million, with a weighted-average annual interest rate of 0.85 percent.

In September 2014, Consumers entered into a commercial paper program.  Under the program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates.  These issuances are supported by Consumers’ $650 million revolving credit facility and may have an aggregate principal amount outstanding of up to $500 million.  While the amount of outstanding commercial paper does not reduce the revolver’s available capacity, Consumers would not issue commercial paper in an amount exceeding the available revolver capacity.  At December 31, 2014, $60 million of commercial paper notes were outstanding under this program, with a weighted-average annual interest rate of 0.49 percent.

Contingently Convertible Securities:  Presented in the following table are details about conversions of contingently convertible securities for the year ended December 31, 2014:

			Conversion	Shares
		Principal	Value per	of Common	Cash Paid on
	Conversion	Converted	$1,000 of	Stock Issued	Settlement
	Date	(In Millions)	Principal	on Settlement	(In Millions)
5.50% senior notes due 2029	February 2014	$17	$1,968	605,531	$17
5.50% senior notes due 2029	June 2014	155	2,215	6,372,578	155

Dividend Restrictions:  At December 31, 2014, payment of dividends by CMS Energy on its common stock was limited to $3.7 billion under provisions of the Michigan Business Corporation Act of 1972.

Under the provisions of its articles of incorporation, at December 31, 2014, Consumers had $768 million of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy.  Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings.  Several decisions from FERC suggest that under a variety of circumstances dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings.  Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.

For the year ended December 31, 2014, Consumers paid $457 million in dividends on its common stock to CMS Energy.

Capitalization:  The authorized capital stock of CMS Energy consists of:

•                 350 million shares of CMS Energy Common Stock, par value $0.01 per share, and

•                 10 million shares of CMS Energy Preferred Stock, par value $0.01 per share.

Issuance of Common Stock:  In April 2013, CMS Energy entered into a continuous equity offering program permitting it to sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $50 million.  Presented in the following table are the transactions that CMS Energy has entered into under the program:

	Number of	Average	Proceeds
	Shares Issued	Price per Share	(In Millions)
March 2014	1,070,080	$28.04	$30

Preferred Stock of Subsidiary:  Presented in the following table are details about Consumers’ preferred stock outstanding:

		Optional	Number of	Balance
		Redemption	Shares	Outstanding
	Series	Price	Outstanding	(In Millions)
December 31				2014	2013
Cumulative, $100 par value, authorized 7,500,000 shares, with no mandatory redemption	$4.50	$110.00	373,148	$37	$37

6:               FAIR VALUE MEASUREMENTS

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

	In Millions
	CMS Energy, including Consumers		Consumers
December 31	2014	2013	2014	2013
Assets[1]
Cash equivalents	$110	$87	$19	$-
Restricted cash equivalents	38	16	38	15
CMS Energy common stock	-	-	38	29
Nonqualified deferred compensation plan assets	8	6	6	4
DB SERP
Cash equivalents	4	-	3	-
Mutual funds	127	136	90	95
Derivative instruments
Commodity contracts	2	5	2	4
Total	$289	$250	$196	$147
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$8	$6	$6	$4
Derivative instruments
Commodity contracts	1	1	1	-
Total	$9	$7	$7	$4

1    All assets and liabilities were classified as Level 1 with the exception of some commodity contracts, which were classified as Level 2 or Level 3, and which were insignificant at December 31, 2014 and 2013.

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

DB SERP Assets:  CMS Energy and Consumers value their DB SERP assets using a market approach that incorporates quoted market prices.  The DB SERP cash equivalents consist of a money market fund with daily liquidity.  The DB SERP invests in mutual funds that hold primarily fixed-income instruments of varying maturities.  In order to meet their investment objectives, the funds hold investment-grade debt securities, and may invest a portion of their assets in high-yield securities, foreign debt, and derivative instruments.  CMS Energy and Consumers value these funds using the daily quoted NAVs that are publicly available and are the basis for transactions to buy or sell shares in each fund.  CMS Energy and Consumers report their DB SERP assets in other non-current assets on their consolidated balance sheets.  For additional details about DB SERP securities, see Note 7, Financial Instruments.

Derivative Instruments:  CMS Energy and Consumers value their derivative instruments using either a market approach that incorporates information from market transactions, or an income approach that discounts future expected cash flows to a present value amount.  CMS Energy values its exchange-traded derivative contracts based on Level 1 quoted prices and values other derivatives using Level 2 inputs, which include commodity forward prices and credit risk factors.  CMS Energy and Consumers have classified certain derivatives as Level 3 since the fair value measurements incorporate assumptions that cannot be observed or confirmed through market transactions.

The majority of derivatives classified as Level 3 are FTRs held by Consumers.  Due to the lack of quoted pricing information, Consumers determines the fair value of its FTRs based on Consumers’ average historical settlements.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS USING SIGNIFICANT LEVEL 3 INPUTS

Presented in the following table are reconciliations of changes in the fair values of Level 3 assets and liabilities at CMS Energy and Consumers:

	In Millions
Years Ended December 31	2014	2013	2012
CMS Energy, including Consumers
Balance at beginning of period	$4	$2	$(2)
Total gains included in earnings[1]	-	-	3
Total gains (losses) offset through regulatory accounting	(15)	3	6
Purchases	(1)	-	1
Settlements	13	(1)	(6)
Balance at end of period	$1	$4	$2
Unrealized gains (losses) included in earnings relating to assets and liabilities still held at end of period[1]	$-	$(1)	$2
Consumers
Balance at beginning of period	$4	$2	$2
Total gains (losses) offset through regulatory accounting	(15)	3	6
Purchases	(1)	-	1
Settlements	13	(1)	(7)
Balance at end of period	$1	$4	$2

1  CMS Energy records realized and unrealized gains and losses for Level 3 recurring fair value measurements in earnings as a component of operating revenue or maintenance and other operating expenses on its consolidated statements of income.

7:               FINANCIAL INSTRUMENTS

Presented in the following table are the carrying amounts and fair values, by level within the fair value hierarchy, of CMS Energy’s and Consumers’ financial instruments that are not recorded at fair value.  The table does not include information on cash, cash equivalents, short-term accounts and notes receivable, short-term investments, and current liabilities since the carrying amounts of these items approximate their fair values because of their short-term nature.  For information about assets and liabilities recorded at fair value and for additional details regarding the fair value hierarchy, see Note 6, Fair Value Measurements.

									In Millions

	December 31, 2014					December 31, 2013
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Securities held to maturity	$ 11	$11	$-	$11	$-	$10	$10	$-	$10	$-
Notes receivable[1]	938	995	-	-	995	683	724	-	-	724
Long-term debt[2]	8,535	9,285	-	8,252	1,033	7,642	8,368	-	7,406	962
Consumers
Long-term debt[3]	$ 5,278	$5,749	$-	$4,716	$1,033	$4,662	$4,940	$-	$3,978	$962

1    Includes current portion of notes receivable of $138 million at December 31, 2014 and $48 million at December 31, 2013.

2    Includes current portion of long-term debt of $519 million at December 31, 2014 and $541 million at December 31, 2013.

3    Includes current portion of long-term debt of $124 million at December 31, 2014 and $43 million at December 31, 2013.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt.  At December 31, 2014 and 2013, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements.  This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

In Millions
	December 31, 2014				December 31, 2013
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$129	$-	$2	$127	$136	$-	$-	$136
Held to maturity
Debt securities	11	-	-	11	10	-	-	10
Consumers
Available for sale
DB SERP
Mutual funds	$92	$-	$2	$90	$95	$-	$-	$95
CMS Energy common stock	5	33	-	38	5	24	-	29

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities.  Debt securities classified as held to maturity consist primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.

Presented in the following table is a summary of the sales activity for CMS Energy’s and Consumers’ investment securities:

		In Millions
Years Ended December 31	2014	2013	2012
CMS Energy, including Consumers
Proceeds from sales of investment securities	$8	$3	$3
Consumers
Proceeds from sales of investment securities	$6	$2	$2

The sales proceeds for all periods represent sales of investments that were held within the DB SERP and classified as available for sale.  Realized gains and losses on the sales were not significant for either CMS Energy or Consumers during each period.

Consumers recognized gains of $4 million in 2013 and $5 million in 2012 from transferring shares of CMS Energy common stock to a related charitable foundation.  The gains reflected the excess of fair value over cost of the stock donated and were recorded in other income on Consumers’ consolidated statements of income.

8:               NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

In Millions
December 31	2014	2013
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$97	$48
EnerBank notes receivable held for sale	41	-
Other	1	15
Non-current
EnerBank notes receivable, net of allowance for loan losses	800	635
Total notes receivable	$939	$698
Consumers
Current
Other	$-	$14
Total notes receivable	$-	$14

EnerBank notes receivable are unsecured consumer installment loans for financing home improvements.  EnerBank records its notes receivable at cost, less allowance for loan losses.  At December 31, 2014, $41 million of notes receivable were reclassified to held for sale; the fair value of notes receivable held for sale exceeded their carrying value.  These notes are expected to be sold in 2015.

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

Presented in the following table are the changes in the allowance for loan losses:

	In Millions
Years Ended December 31	2014	2013
Balance at beginning of period	$5	$5
Charge-offs	(6)	(5)
Recoveries	1	1
Provision for loan losses	8	4
Balance at end of period	$8	$5

Loans that are 30 days or more past due are considered delinquent.  The balance of EnerBank’s delinquent consumer loans was $5 million at December 31, 2014 and $4 million at December 31, 2013.

At December 31, 2014 and 2013, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

9:               PLANT, PROPERTY, AND EQUIPMENT

Presented in the following table are details of CMS Energy’s and Consumers’ plant, property, and equipment:

				In Millions
December 31	Estimated Depreciable Life in Years			2014	2013
CMS Energy, including Consumers
Electric
Generation	22	-	125	$4,544	$3,992
Distribution	23	-	75	6,487	6,140
Other	5	-	50	910	770
Assets under capital leases and other arrangements				289	284
Gas
Distribution	28	-	80	3,239	3,015
Transmission	17	-	75	974	821
Underground storage facilities[1]	29	-	65	578	535
Other	5	-	50	538	465
Capital leases				6	7
Enterprises
Independent power production	3	-	30	90	89
Other	3	-	40	25	26
Other	1	-	51	41	40
Construction work in progress				1,106	1,149
Less accumulated depreciation and amortization				(5,415)	(5,087)
Net plant, property, and equipment[2]				$13,412	$12,246
Consumers
Electric
Generation	22	-	125	$4,544	$3,992
Distribution	23	-	75	6,487	6,140
Other	5	-	50	910	770
Assets under capital leases and other arrangements				289	284
Gas
Distribution	28	-	80	3,239	3,015
Transmission	17	-	75	974	821
Underground storage facilities[1]	29	-	65	578	535
Other	5	-	50	538	465
Capital leases				6	7
Other non-utility property	8	-	51	15	15
Construction work in progress				1,103	1,147
Less accumulated depreciation and amortization				(5,346)	(5,022)
Net plant, property, and equipment[2]				$13,337	$12,169

1    Underground storage includes base natural gas of $26 million at December 31, 2014 and 2013.  Base natural gas is not subject to depreciation.

2    For the year ended December 31, 2014, utility plant additions were $1.6 billion and utility plant retirements were $126 million.  For the year ended December 31, 2013, utility plant additions were $1.3 billion and utility plant retirements were $156 million.

Presented in the following table are further details about changes in Consumers’ assets under capital leases and other arrangements:

	In Millions
Years Ended December 31	2014	2013
Consumers
Balance at beginning of period	$291	$285
Additions	7	12
Net retirements and other adjustments	(3)	(6)
Balance at end of period	$295	$291

Assets under capital leases and other arrangements are presented as gross amounts.  Accumulated amortization of assets under capital leases and other arrangements was $143 million at December 31, 2014 and $124 million at December 31, 2013 for Consumers.

Presented in the following table are further details about CMS Energy’s and Consumers’ accumulated depreciation and amortization:

		In Millions
December 31	2014	2013
CMS Energy, including Consumers
Utility plant assets	$5,345	$5,021
Non-utility plant assets	70	66
Consumers
Utility plant assets	$5,345	$5,021
Non-utility plant assets	1	1

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

Years Ended December 31	2014	2013	2012
Electric utility property	3.5%	3.5%	3.2%
Gas utility property	2.8%	2.8%	2.9%
Other property	7.7%	7.0%	7.2%

CMS Energy and Consumers record plant, property, and equipment at original cost when placed into service.  The cost includes labor, material, applicable taxes, overhead such as pension and other benefits, and AFUDC, if applicable.  Consumers’ plant, property, and equipment is generally recoverable through its general rate making process.  For additional details, see Note 3, Regulatory Matters.

With the exception of utility property for which the remaining book value has been securitized, mothballed utility property stays in rate base and continues to be depreciated at the same rate as before the mothball period.  When utility property is retired or otherwise disposed of in the ordinary course of business, Consumers records the original cost to accumulated depreciation, along with associated cost of removal, net of salvage.  CMS Energy and Consumers recognize gains or losses on the retirement or disposal of non-regulated assets in income.  Consumers records cost of removal collected from customers, but not spent, as a regulatory liability.

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

Years Ended December 31	2014	2013	2012
AFUDC capitalization rate	7.2%	7.3%	7.3%

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

Intangible Assets:  Included in net plant, property, and equipment are intangible assets.  Presented in the following table are details about CMS Energy’s and Consumers’ intangible assets:

						In Millions
December 31				2014		2013
Description	Amortization Life in Years			Gross Cost[1]	Accumulated Amortization	Gross Cost[1]	Accumulated Amortization
CMS Energy, including Consumers
Software development	3	-	15	$596	$223	$508	$174
Plant acquisition adjustments	15	-	46	217	38	216	32
Rights of way	50	-	75	150	44	135	42
Leasehold improvements	various[2]			5	4	14	11
Franchises and consents	5	-	30	15	8	15	7
Other intangibles	various			21	14	21	14
Total				$1,004	$331	$909	$280
Consumers
Software development	3	-	15	$594	$221	$506	$173
Plant acquisition adjustments	15	-	46	217	38	216	32
Rights of way	50	-	75	150	44	135	42
Leasehold improvements	various[2]			5	4	14	11
Franchises and consents	5	-	30	15	8	15	7
Other intangibles	various			21	14	20	14
Total				$1,002	$329	$906	$279

1     Net intangible asset additions for Consumers’ utility plant were $96 million during 2014 and $53 million during 2013 and primarily represented software development costs.

2     Leasehold improvements are amortized over the life of the lease, which may change whenever the lease is renewed or extended.

Presented in the following table is CMS Energy’s and Consumers’ amortization expense related to intangible assets:

				In Millions
	CMS Energy, including Consumers		Consumers
Years Ended December 31	Total Amortization Expense	Software Amortization Expense	Total Amortization Expense	Software Amortization Expense
2014	$59	$50	$58	$49
2013	48	39	47	39
2012	39	31	38	30

Amortization expense on intangible assets is expected to range between $70 million and $105 million per year over the next five years.

JOINTLY OWNED REGULATED UTILITY FACILITIES

Presented in the following table are Consumers’ investments in jointly owned regulated utility facilities at December 31, 2014:

	In Millions, Except Ownership Share
	J.H. Campbell Unit 3	Ludington	Distribution
Ownership share	93.3%	51.0%	various
Utility plant in service	$1,077	$194	$194
Accumulated depreciation	(503)	(156)	(63)
Construction work-in-progress	358	175	2
Net investment	$932	$213	$133

Consumers includes its share of the direct expenses of the jointly owned plants in operating expenses.  Consumers shares operation, maintenance, and other expenses of these jointly owned utility facilities in proportion to each participant’s undivided ownership interest.  Consumers is required to provide only its share of financing for the jointly owned utility facilities.

10:      LEASES

CMS Energy and Consumers lease various assets, including railcars, service vehicles, gas pipeline capacity, and buildings.  In addition, CMS Energy and Consumers account for a number of their PPAs as capital and operating leases.

Operating leases for coal-carrying railcars have original lease terms ranging from one to 15 years, expiring without extension provisions over the next ten years and with extension provisions over the next 12 years.  These leases contain fair market value extension and buyout provisions.  Capital leases for Consumers’ vehicle fleet operations have a maximum term of 120 months with some having end-of-lease rental adjustment clauses based on the proceeds received from the sale or disposition of the vehicles, and others having fixed percentage purchase options.

Consumers has capital leases for gas transportation pipelines to the D.E. Karn generating complex and Zeeland.  The capital lease for the gas transportation pipeline into the D.E. Karn generating complex has a term of 15 years with a provision to extend the contract from month to month.  The remaining term of the contract was seven years at December 31, 2014.  The capital lease for the gas transportation pipeline to Zeeland has a term of five years with a renewal provision of an additional five years at the end of the contract.  The remaining term of the contract was three years at December 31, 2014.  The remaining terms of Consumers’ long-term PPAs accounted for as leases range between one and 18 years.  Most of these PPAs contain provisions at the end of the initial contract terms to renew the agreements annually.

Presented in the following table are Consumers’ minimum lease expense and contingent rental expense.  For each of the years ended December 31, 2014, 2013, and 2012, all of CMS Energy’s minimum lease expense and contingent rental expense were attributable to Consumers.

		In Millions
Years Ended December 31	2014	2013	2012
Consumers
Minimum operating lease expense
PPAs	$6	$6	$6
Other agreements	19	21	23
Contingent rental expense[1]	85	77	33

1    Contingent rental expense is related to capital and operating lease PPAs and is based on delivery of energy and capacity in excess of minimum lease payments.

Consumers is authorized by the MPSC to record operating lease payments as operating expense and recover the total cost from customers.

Presented in the following table are the minimum annual rental commitments under Consumers’ non-cancelable leases at December 31, 2014.  All of CMS Energy’s non-cancelable leases at December 31, 2014 were attributable to Consumers.

			In Millions
	Capital Leases	Financing[1]	Operating Leases
Consumers
2015	$15	$18	$25
2016	12	17	19
2017	11	17	19
2018	10	16	16
2019	11	15	10
2020 and thereafter	25	31	40
Total minimum lease payments	$84	$114	$129
Less imputed interest	35	19
Present value of net minimum lease payments	$49	$95
Less current portion	8	13
Non-current portion	$41	$82

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

Palisades remains on Consumers’ consolidated balance sheets and Consumers continues to depreciate it.  Consumers recorded the related proceeds as a finance obligation with payments recorded to interest expense and the finance obligation based on the amortization of the obligation over the life of the Palisades PPA.  The value of the finance obligation was determined based on an allocation of the transaction proceeds to the fair values of the net assets sold and fair value of the plant asset under the financing.  Total amortization and interest charges under the financing were $19 million for the year ended December 31, 2014 and $20 million for each of the years ended December 31, 2013 and December 31, 2012.

11:      ASSET RETIREMENT OBLIGATIONS

CMS Energy and Consumers record the fair value of the cost to remove assets at the end of their useful lives, if there is a legal obligation to remove them.  No market risk premiums were included in CMS Energy’s and Consumers’ ARO fair value estimates since reasonable estimates could not be made.  If a five percent market risk premium were assumed, CMS Energy’s and Consumers’ ARO liabilities would be $17 million higher at December 31, 2014 and $16 million higher at December 31, 2013.  In 2013, Consumers updated the ARO for asbestos abatement to reflect a revised estimate of future obligations at its steam electric generating units.  In 2014, Consumers recorded the initial estimate of $3 million for closure of the Cross Winds® Energy Park.

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

Presented below are the categories of assets that CMS Energy and Consumers have legal obligations to remove at the end of their useful lives and for which they have an ARO liability recorded:

In-Service
Company and ARO Description	Date	Long-Lived Assets
CMS Energy, including Consumers
Closure of gas treating plant and gas wells	Various	Gas transmission and storage
Closure of coal ash disposal areas	Various	Generating plants coal ash areas
Asbestos abatement	1973	Electric and gas utility plant
Gas distribution cut, purge, and cap	Various	Gas distribution mains and services
Closure of wind parks	2012, 2014	Wind generation facilities
Consumers
Closure of coal ash disposal areas	Various	Generating plants coal ash areas
Asbestos abatement	1973	Electric and gas utility plant
Gas distribution cut, purge, and cap	Various	Gas distribution mains and services
Closure of wind parks	2012, 2014	Wind generation facilities

No assets have been restricted for purposes of settling AROs.

Presented in the following tables are the changes in CMS Energy’s and Consumers’ ARO liabilities:

						In Millions
	ARO					ARO
	Liability				Cash flow	Liability
Company and ARO Description	12/31/2013	Incurred	Settled[1]	Accretion	Revisions	12/31/2014
CMS Energy, including Consumers
Gas treating plant and gas wells	$ 1	$ -	$ -	$ -	$ -	$ 1
Consumers	324	9	(12)	18	-	339
Total CMS Energy	$ 325	$ 9	$ (12)	$ 18	$ -	$ 340
Consumers
Coal ash disposal areas	$ 118	$ -	$ (3)	$ 5	$ -	$ 120
Asbestos abatement	49	-	(1)	3	-	51
Gas distribution cut, purge, and cap	154	6	(8)	10	-	162
Wind parks	3	3	-	-	-	6
Total Consumers	$ 324	$ 9	$ (12)	$ 18	$ -	$ 339

						In Millions
	ARO					ARO
	Liability				Cash flow	Liability
Company and ARO Description	12/31/2012	Incurred	Settled[1]	Accretion	Revisions	12/31/2013
CMS Energy, including Consumers
Gas treating plant and gas wells	$ 1	$ -	$ -	$ -	$ -	$ 1
Consumers	311	(3)	(6)	18	4	324
Total CMS Energy	$ 312	$ (3)	$ (6)	$ 18	$ 4	$ 325
Consumers
Coal ash disposal areas	$ 114	$ -	$ (1)	$ 5	$ -	$ 118
Asbestos abatement	43	-	(1)	3	4	49
Gas distribution cut, purge, and cap	151	(3)	(4)	10	-	154
Wind parks	3	-	-	-	-	3
Total Consumers	$ 311	$ (3)	$ (6)	$ 18	$ 4	$ 324

1    Cash payments of $12 million in 2014 and $6 million in 2013 were included in other current and non-current assets and liabilities as a component of net cash provided by operating activities on CMS Energy’s and Consumers’ consolidated statements of cash flow.

12:      RETIREMENT BENEFITS

Benefit Plans:  CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.  These plans include:

•                 a non-contributory, qualified DB Pension Plan (closed to new non-union participants as of July 1, 2003 and closed to new union participants as of September 1, 2005);

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

•                 a contributory, qualified defined contribution 401(k) plan; and

•                 health care and life insurance benefits under an OPEB Plan.

DB Pension Plan:  Participants in the DB Pension Plan include present and former employees of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries.  DB Pension Plan trust assets are not distinguishable by company.

DCCP and Cash Balance Pension Plan:  CMS Energy and Consumers provide an employer contribution of six percent of base pay to the DCCP 401(k) plan for employees hired on or after September 1, 2005.  Employees are not required to contribute in order to receive the plan’s employer contribution.

Participants in the Cash Balance Pension Plan, effective July 1, 2003 to August 31, 2005, also participate in the DCCP as of September 1, 2005.  Additional pay credits under the Cash Balance Pension Plan were discontinued as of September 1, 2005.  DCCP expense for CMS Energy and Consumers was $13 million for the year ended December 31, 2014, $10 million for the year ended December 31, 2013, and $8 million for the year ended December 31, 2012.

DB SERP:  The DB SERP is a non-qualified plan as defined by the Internal Revenue Code.  DB SERP benefits are paid from a rabbi trust established in 1988.  DB SERP rabbi trust earnings are taxable.

Presented in the following table are the fair values of trust assets, ABO, and contributions for CMS Energy’s and Consumers’ DB SERP:

		In Millions
Years Ended December 31	2014	2013
CMS Energy, including Consumers
Trust assets	$ 131	$ 136
ABO	145	122
Contributions	-	16
Consumers
Trust assets	$ 93	$ 96
ABO	99	82
Contributions	-	13

DC SERP:  On April 1, 2006, CMS Energy and Consumers implemented a DC SERP and froze further new participation in the DB SERP.  The DC SERP provides participants benefits ranging from 5 percent to 15 percent of total compensation.  The DC SERP requires a minimum of five years of participation before vesting.  CMS Energy’s and Consumers’ contributions to the plan, if any, are placed in a grantor trust.  For CMS Energy and Consumers, trust assets were $2 million at December 31, 2014 and $1 million at December 31, 2013.  DC SERP assets are included in other non-current assets on CMS Energy’s and Consumers’ consolidated balance sheets.  CMS Energy’s and Consumers’ DC SERP expense was less than $1 million for each of the years ended December 31, 2014, 2013, and 2012.

401(k) Plan:  The 401(k) plan employer match equals 60 percent of eligible contributions up to the first six percent of an employee’s wages.  The total 401(k) plan cost for CMS Energy, including Consumers, and for Consumers was $18 million for the year ended December 31, 2014, $17 million for the year ended December 31, 2013, and $16 million for the year ended December 31, 2012.

OPEB Plan:  Participants in the OPEB Plan include all regular full-time employees covered by the employee health care plan on the day before retirement from either CMS Energy or Consumers at age 55 or older with at least ten full years of applicable continuous service.  Regular full-time employees who qualify for DB Pension Plan disability retirement and have 15 years of applicable continuous service may also participate in the OPEB Plan.  Retiree health care costs were based on the assumption that costs would increase 6.5 percent in 2015 and 2014.  The rate of increase was assumed to decline to 4.75 percent by 2024 and thereafter.

The assumptions used in the health care cost-trend rate affect service, interest, and PBO costs.  Presented in the following table are the effects of a one-percentage-point change in the health care cost-trend assumption:

		In Millions
	One Percentage	One Percentage
Year Ended December 31, 2014	Point Increase	Point Decrease
CMS Energy, including Consumers
Effect on total service and interest cost component	$ 13	$ (11)
Effect on PBO	188	(165)
Consumers
Effect on total service and interest cost component	$ 12	$ (10)
Effect on PBO	183	(161)

Assumptions:  Presented in the following table are the weighted-average assumptions used in CMS Energy’s and Consumers’ retirement benefits plans to determine benefit obligations and net periodic benefit cost:

	DB Pension Plan and DB SERP			OPEB Plan
December 31	2014	2013	2012	2014	2013	2012
CMS Energy, including Consumers
Weighted average for benefit obligations
Discount rate[1]	4.10%	4.90%	4.10%	4.30%	5.10%	4.40%
Mortality table[2]	2014	2000	2000	2014	2000	2000
Rate of compensation increase
DB Pension Plan	3.00%	3.00%	3.00%
DB SERP	5.50%	5.50%	5.50%
Weighted average for net periodic benefit cost
Discount rate[1]	4.90%	4.10%	4.90%	5.10%	4.40%	5.10%
Expected long-term rate of return on plan assets[3]	7.50%	7.75%	7.75%	7.25%	7.25%	7.25%
Mortality table[2]	2000	2000	2000	2000	2000	2000
Rate of compensation increase
DB Pension Plan	3.00%	3.00%	3.50%
DB SERP	5.50%	5.50%	5.50%

1    The discount rate reflects the rate at which benefits could be effectively settled and is equal to the equivalent single rate resulting from a yield curve analysis.  This analysis incorporated the projected benefit payments specific to CMS Energy’s and Consumers’ DB Pension Plan and OPEB Plan and the yields on high quality corporate bonds rated Aa or better.

2    The mortality assumption for 2014 for benefit obligations was based on the new RP-2014 mortality table, with projection scale MP-2014.  The mortality assumption for 2013 and 2012 was based on the RP-2000 mortality tables with projection of future mortality improvements using Scale AA, which aligned with the IRS prescriptions for cash funding valuations under the Pension Protection Act of 2006.  The mortality assumption for all three years for net periodic benefit cost was based on the RP-2000 mortality table.

3    CMS Energy and Consumers determined the long-term rate of return using historical market returns, the present and expected future economic environment, the capital market principles of risk and return, and the expert opinions of individuals and firms with financial market knowledge.  CMS Energy and Consumers considered the asset allocation of the portfolio in forecasting the future expected total return of the portfolio.  The goal was to determine a long-term rate of return that could be incorporated into the planning of future cash flow requirements in conjunction with the change in the liability.  Annually, CMS Energy and Consumers review for reasonableness and appropriateness the forecasted returns for various classes of assets used to construct an expected return model.  CMS Energy’s and Consumers’ expected long-term rate of return on DB Pension Plan assets was 7.5 percent in 2014.  The actual return on DB Pension Plan assets was 7.4 percent in 2014, 12.5 percent in 2013, and 14.1 percent in 2012.

Costs:  Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

						In Millions
	DB Pension Plan and DB SERP			OPEB Plan
Years Ended December 31	2014	2013	2012	2014	2013	2012
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$42	$54	$49	$20	$29	$32
Interest expense	105	100	105	56	65	82
Expected return on plan assets	(135)	(127)	(125)	(88)	(77)	(66)
Amortization of:
Net loss	60	101	79	2	26	46
Prior service cost (credit)	1	3	5	(41)	(31)	(20)
Net periodic cost (credit)	$73	$131	$113	$(51)	$12	$74
Consumers
Net periodic cost (credit)
Service cost	$41	$52	$48	$20	$28	$31
Interest expense	100	96	100	54	63	79
Expected return on plan assets	(131)	(124)	(122)	(83)	(72)	(61)
Amortization of:
Net loss	59	98	77	3	27	47
Prior service cost (credit)	1	3	5	(40)	(30)	(20)
Net periodic cost (credit)	$70	$125	$108	$(46)	$16	$76

Presented in the following table are the estimated net loss and prior service cost (credit) that will be amortized into net periodic benefit cost in 2015 from or to the associated regulatory asset and AOCI:

In Millions
	DB Pension Plan	OPEB Plan
CMS Energy, including Consumers
Regulatory asset	$ 89	$ (18)
AOCI	3	(2)
Consumers
Regulatory asset	$ 89	$ (18)

CMS Energy and Consumers amortize net gains and losses in excess of ten percent of the greater of the PBO or the MRV over the average remaining service period.  The estimated period of amortization of gains and losses for CMS Energy and Consumers was ten years for the DB Pension Plan for the years ended December 31, 2014 and 2013 and 11 years for the DB Pension Plan for the year ended December 31, 2012 and 13 years for OPEB for the years ended December 31, 2014, 2013, and 2012.  Prior service cost (credit) amortization is established in the year in which the prior service cost (credit) first occurred, and is based on the same amortization period for all future years until the prior service cost (credit) is fully amortized.  CMS Energy and Consumers had a new prior service credit for OPEB in 2013.  The estimated period of amortization of this new prior service credit for CMS Energy and Consumers is ten years.

Reconciliations:  Presented in the following table are reconciliations of the funded status of CMS Energy’s and Consumers’ retirement benefits plans with their retirement benefits plans’ liabilities:

					In Millions
	DB Pension Plan		DB SERP		OPEB Plan
Years Ended December 31	2014	2013	2014	2013	2014	2013
CMS Energy, including Consumers
Benefit obligation at beginning of period	$2,073	$2,354	$132	$144	$1,123	$1,729
Service cost	41	53	1	1	20	29
Interest cost	99	94	6	6	56	65
Plan amendments	-	-	-	-	-	(208)[2]
Actuarial (gain) loss	458	(308)	24	(12)	230	(440)
Benefits paid	(124)	(120)	(7)	(7)	(51)[3]	(52)[3]
Benefit obligation at end of period	$2,547	$2,073	$156	$132	$1,378	$1,123
Plan assets at fair value at beginning of period	$1,964	$1,727	$-	$-	$1,218	$1,047
Actual return on plan assets	139	206	-	-	72	150
Company contribution	-	150	7	7	25	72
Actual benefits paid	(124)	(119)	(7)	(7)	(50)[3]	(51)[3]
Plan assets at fair value at end of period	$1,979	$1,964	$-	$-	$1,265	$1,218
Funded status	$(568)[1]	$(109)[1]	$(156)	$(132)	$(113)	$95
Consumers
Benefit obligation at beginning of period			$93	$100	$1,088	$1,670
Service cost			1	1	20	28
Interest cost			4	4	54	63
Plan amendments			-	-	-	(200)[2]
Actuarial (gain) loss			17	(8)	223	(424)
Benefits paid			(4)	(4)	(49)[3]	(49)[3]
Benefit obligation at end of period			$111	$93	$1,336	$1,088
Plan assets at fair value at beginning of period			$-	$-	$1,141	$978
Actual return on plan assets			-	-	68	141
Company contribution			4	4	25	71
Actual benefits paid			(4)	(4)	(48)[3]	(49)[3]
Plan assets at fair value at end of period			$-	$-	$1,186	$1,141
Funded status			$(111)	$(93)	$(150)	$53

1    At December 31, 2014, $532 million of the total funded status of the DB Pension Plan was attributable to Consumers, based on an allocation of expenses.  At December 31, 2013, $86 million of the total funded status of the DB Pension Plan was attributable to Consumers, based on an allocation of expenses.

2    Plan amendments resulted from changing the Medicare drug program provided through the OPEB Plan from an employer-sponsored prescription drug plan with a retiree drug subsidy to an EGWP that began on January 1, 2015, and from certain benefit changes to the OPEB Plan, to begin on January 1, 2016.

3    CMS Energy received payments of $4 million in 2014 and $5 million in each of 2013 and 2012 for the Medicare Part D subsidies.  Consumers received payments of $4 million in each of 2014 and 2013 and $5 million in 2012 for the Medicare Part D subsidies.  The Medicare Part D subsidy payments are used to pay OPEB Plan benefits.

As part of the annual measurement of benefit obligations, CMS Energy recorded an actuarial loss at December 31, 2014 of $458 million for the DB Pension Plan and $230 million for the OPEB Plan.  Consumers recorded an actuarial loss at December 31, 2014 of $223 million for the OPEB Plan.  Recognition of these actuarial losses at December 31, 2014 increased CMS Energy’s and Consumers’ benefit obligations and decreased the funded status of the plans.  The changes were primarily the result of lowering the discount rates used in calculating the plans’ obligation and using the RP-2014 mortality table.

Presented in the following table are the increases to the plans’ actuarial losses resulting from these changes:

		In Millions
	DB Pension Plan	OPEB Plan
CMS Energy, including Consumers
Discount rate change	$235	$155
RP-2014 mortality table	150	145
Consumers
Discount rate change		$150
RP-2014 mortality table		141

Presented in the following table is the classification of CMS Energy’s and Consumers’ retirement benefit plans’ assets (liabilities):

		In Millions
December 31	2014	2013
CMS Energy, including Consumers
Current assets (liabilities)
DB SERP	$(8)	$(8)
Non-current assets (liabilities)
DB SERP	(148)	(124)
OPEB Plan	(113)	95
DB Pension Plan	(568)	(109)
Consumers
Current assets (liabilities)
DB SERP	$(5)	$(5)
Non-current assets (liabilities)
DB SERP	(106)	(88)
OPEB Plan	(150)	53
DB Pension Plan	(532)	(86)

Presented in the following table are the DB Pension Plan PBO, ABO, and fair value of plan assets:

		In Millions
December 31	2014	2013
CMS Energy, including Consumers
DB Pension Plan PBO	$2,547	$2,073
DB Pension Plan ABO	2,257	1,843
Fair value of DB Pension Plan assets	1,979	1,964

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost:  Presented in the following table are the amounts recognized in regulatory assets, regulatory liabilities, and AOCI that have not been recognized as components of net periodic benefit cost.  For additional details on regulatory assets and liabilities, see Note 3, Regulatory Matters.

				In Millions
	DB Pension Plan and DB SERP		OPEB Plan
Years Ended December 31	2014	2013	2014	2013
CMS Energy, including Consumers
Regulatory assets (liabilities)
Net loss	$1,012	$625	$419	$184
Prior service cost (credit)	7	9	(243)	(282)
Regulatory assets (liabilities)	$1,019	$634	$176	$(98)
AOCI
Net loss (gain)	99	69	(18)	(26)
Prior service cost (credit)	1	-	(8)	(10)
Total amounts recognized in regulatory assets (liabilities) and AOCI	$1,119	$703	$150	$(134)
Consumers
Regulatory assets (liabilities)
Net loss	$1,012	$625	$419	$184
Prior service cost (credit)	7	9	(243)	(282)
Regulatory assets (liabilities)	$1,019	$634	$176	$(98)
AOCI
Net loss (gain)	39	25	-	-
Total amounts recognized in regulatory assets (liabilities) and AOCI	$1,058	$659	$176	$(98)

Plan Assets:  Presented in the following tables are the fair values of CMS Energy’s and Consumers’ DB Pension Plan and OPEB Plan assets, by asset category and by level within the fair value hierarchy.  For additional details regarding the fair value hierarchy, see Note 6, Fair Value Measurements.

						In Millions
	DB Pension Plan
	December 31, 2014			December 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Asset category
Cash and short-term investments	$31	$31	$-	$109	$109	$-
U.S. government and agencies securities	30	-	30	25	-	25
Corporate debt	222	-	222	188	-	188
State and municipal bonds	8	-	8	5	-	5
Foreign corporate bonds	21	-	21	20	-	20
Mutual funds	598	598	-	449	449	-
Pooled funds	1,069	-	1,069	1,168	-	1,168
Total	$1,979	$629	$1,350	$1,964	$558	$1,406

						In Millions
	OPEB Plan
	December 31, 2014			December 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Asset category
Cash and short-term investments	$19	$19	$-	$44	$44	$-
U.S. government and agencies securities	5	-	5	3	-	3
Corporate debt	33	-	33	26	-	26
State and municipal bonds	1	-	1	1	-	1
Foreign corporate bonds	3	-	3	3	-	3
Common stocks	69	69	-	71	71	-
Mutual funds	438	438	-	343	343	-
Pooled funds	697	-	697	727	-	727
Total	$1,265	$526	$739	$1,218	$458	$760
Consumers
Asset category
Cash and short-term investments	$18	$18	$-	$41	$41	$-
U.S. government and agencies securities	4	-	4	3	-	3
Corporate debt	31	-	31	25	-	25
State and municipal bonds	1	-	1	1	-	1
Foreign corporate bonds	3	-	3	3	-	3
Common stocks	65	65	-	66	66	-
Mutual funds	411	411	-	321	321	-
Pooled funds	653	-	653	681	-	681
Total	$1,186	$494	$692	$1,141	$428	$713

Cash and Short-Term Investments:  Cash and short-term investments consist of money market funds with daily liquidity.

U.S. Government and Agencies Securities:  U.S. government and agencies securities consist of U.S. Treasury notes and other debt securities backed by the U.S. government and related agencies.  These securities were valued based on quoted market prices.

Corporate Debt:  Corporate debt investments consisted of investment grade bonds of U.S. issuers from diverse industries.  These securities are valued based on quoted market prices, when available, or yields presently available on comparable securities of issuers with similar credit ratings.

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

Pooled Funds:  Pooled funds include both common and collective trust funds as well as special funds that contain only employee benefit plan assets from two or more unrelated benefit plans.  Presented in the following table are the investment components of these funds:

	DB Pension Plan		OPEB Plan
December 31	2014	2013	2014	2013
U.S. equity securities	64%	61%	62%	60%
Foreign equity securities	16	28	12	20
U.S. fixed-income securities	9	4	18	14
Foreign fixed-income securities	6	3	5	4
Alternative investments	5	4	3	2
	100%	100%	100%	100%

These investments were valued at the quoted NAV provided by the fund managers that is the basis for transactions to buy or sell shares in the funds.

CMS Energy’s target asset allocation for DB Pension Plan assets is 50 percent equity, 30 percent fixed income, and 20 percent alternative-strategy investments.  This target asset allocation is expected to continue to maximize the long-term return on plan assets, while maintaining a prudent level of risk.  The level of acceptable risk is a function of the liabilities of the plan.  Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P MidCap and SmallCap Indexes and Foreign Equity Funds.  Fixed-income investments are diversified across investment grade instruments of government and corporate issuers as well as high-yield and global bond funds.  Alternative strategies are diversified across absolute return investment approaches and global tactical asset allocation.  CMS Energy and Consumers use annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.

CMS Energy and Consumers established union and non-union VEBA trusts to fund their future retiree health and life insurance benefits.  These trusts are funded through the ratemaking process for Consumers and through direct contributions from the non-utility subsidiaries.  CMS Energy’s and Consumers’ target asset allocation for these trusts is 50 percent equity, 20 percent fixed income, and 30 percent alternative-strategy investments.  CMS Energy and Consumers plan to adjust their target asset allocation in 2015 to 50 percent equity, 25 percent fixed income, and 25 percent alternative strategy investments.  This target allocation is expected to continue to maximize the long-term return on plan assets, while maintaining a prudent level of risk.  The level of acceptable risk is a function of the liabilities of the plan.  Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P SmallCap Index and Foreign Equity Funds.  Fixed-income investments are diversified across investment grade instruments of government and corporate issuers.  Alternative strategies are diversified across absolute return investment approaches and global tactical asset allocation.  CMS Energy and Consumers use annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.

Contributions:  Presented in the following table are the contributions to CMS Energy’s and Consumers’ OPEB Plan and DB Pension Plan:

		In Millions
Years Ended December 31	2014	2013
CMS Energy, including Consumers
OPEB Plan[1]
VEBA trust	$16	$55
401(h) component	9	17
	$25	$72
DB Pension Plan[2]	$-	$150
Consumers
OPEB Plan[1]
VEBA trust	$16	$55
401(h) component	9	16
	$25	$71
DB Pension Plan[2]	$-	$147

1    CMS Energy, including Consumers, plans to contribute $29 million to the OPEB Plan in 2015, of which Consumers plans to contribute $29 million.

2    Neither CMS Energy nor Consumers plans to contribute to the DB Pension Plan in 2015.

Contributions comprise required amounts and discretionary contributions.  Actual future contributions will depend on future investment performance, discount rates, and various factors related to the DB Pension Plan and OPEB Plan participants.  Following amendments to the OPEB Plan in July 2013, Consumers’ OPEB costs decreased substantially and, as a result, the OPEB Plan was fully funded at December 31, 2013.  In May 2014, Consumers filed an application with the MPSC requesting approval to suspend contributions to Consumers’ OPEB Plan during 2014 and 2015 if the OPEB Plan continued to be fully funded.  Consumers’ electric and gas rates still reflect the higher OPEB costs, and previous MPSC orders required Consumers to contribute to the OPEB Plan the associated amount collected in rates annually.

In September 2014, the MPSC approved a settlement agreement addressing Consumers’ OPEB Plan funding application.  Under the settlement agreement, Consumers contributed $25 million to the plan in 2014 and will contribute $29 million in February 2015.  Consumers will then suspend further contributions until the MPSC determines funding requirements in future general rate cases.

Benefit Payments:  Presented in the following table are the expected benefit payments for each of the next five years and the five-year period thereafter:

			In Millions
	DB Pension Plan	DB SERP	OPEB Plan
CMS Energy, including Consumers
2015	$134	$8	$56
2016	141	8	58
2017	147	8	61
2018	152	8	64
2019	156	9	67
2020-2024	810	50	367
Consumers
2015	$131	$5	$53
2016	137	5	56
2017	143	5	59
2018	148	5	62
2019	152	5	64
2020-2024	789	30	352

Collective Bargaining Agreements:  At December 31, 2014, unions represented 41 percent of CMS Energy’s employees and 43 percent of Consumers’ employees.  The UWUA represents Consumers’ operating, maintenance, construction, and call center employees.  The USW represents Zeeland employees.  Union contracts expire in 2015.

13:      STOCK-BASED COMPENSATION

CMS Energy and Consumers provide a PISP to officers, employees, and non-employee directors based on their contributions to the successful management of the company.  The PISP has a ten-year term, expiring in May 2024.

All grants under the PISP for 2014 were in the form of performance-based, market-based, and time-lapse restricted stock.  Prior to 2014, all grants were in the form of market-based and time-lapse restricted stock.  Of the restricted stock awards granted to officers in 2014, 37.5 percent were performance-based restricted stock, 37.5 percent were market-based restricted stock, and 25 percent were time-lapse restricted stock.  In 2013 and 2012, the awards granted to officers were 75 percent market-based restricted stock and 25 percent time-lapse restricted stock.  Award recipients receive shares of CMS Energy common stock that have dividend and voting rights.  In lieu of cash dividend payments, however, the dividends on performance-based and market-based restricted stock are paid in restricted shares equal to the value of the dividends.  These additional restricted shares are subject to the same vesting conditions as the underlying restricted stock shares.

Market-based restricted stock vesting is generally contingent on meeting a three-year service requirement and on a market condition.  The market condition is based on a comparison of CMS Energy’s total shareholder return with the median total shareholder return of a peer group over the same three-year period.  Performance-based restricted stock vesting is contingent on meeting at least a 36-month service requirement and a performance condition.  The performance condition is based on CMS Energy’s EPS growth relative to a peer group over a three-year period.  The awards granted in 2014 require a 38-month service period.  Depending on the outcome of the market condition or the performance condition, a recipient may earn a total award ranging from zero to 200 percent of the initial grant.  Time-lapse restricted stock generally vests after a service period of three years.

All restricted stock awards vest fully upon death.  Upon a change of control of CMS Energy or termination under an officer separation agreement, restricted stock awards will vest in accordance with specific officer agreements.  If stated in the award, for restricted stock recipients who terminate employment due to retirement or disability, a pro-rata portion of the award equal to the portion of the service period served between the award grant date and the employee’s termination date will vest upon termination, with any market-based award also contingent upon the outcome of the market condition and any performance-based award contingent upon the outcome of the performance condition.  The remaining portion of the awards will be forfeited.  Restricted shares are forfeited fully if employment terminates for any other reason or if the minimum service requirements are not met, as described in the award document.

The PISP also allows for restricted common stock units, unrestricted common stock, stock options, stock appreciation rights, phantom shares, performance units, and incentive options, none of which was granted in 2014, 2013, or 2012.

Shares awarded or subject to stock options, phantom shares, or performance units may not exceed 6.5 million shares from June 2014 through May 2024, nor may such awards to any recipient exceed 500,000 shares in any calendar year.  CMS Energy and Consumers may issue awards of up to 6,405,833 shares of common stock under the PISP at December 31, 2014.  Shares for which payment or exercise is in cash, as well as shares that expire, terminate, or are cancelled or forfeited, may be awarded or granted again under the PISP.

Presented in the following tables is restricted stock activity under the 2009 and 2014 PISPs:

	CMS Energy, including Consumers		Consumers
Year Ended December 31, 2014	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	1,625,856	$22.42	1,562,202	$22.31
Granted	863,742	26.15	831,069	26.18
Vested	(756,310)	21.51	(727,737)	21.26
Forfeited	(53,693)	24.41	(50,850)	24.45
Nonvested at end of period	1,679,595	$24.69	1,614,684	$24.71

Year Ended December 31, 2014	CMS Energy, including Consumers	Consumers
Shares Granted
Time-lapse awards	289,510	282,990
Market-based awards	169,409	162,264
Performance-based awards	169,409	162,264
Dividends on market-based awards	29,579	28,199
Dividends on performance-based awards	6,146	5,888
Additional market-based shares based on achievement of condition	199,689	189,464
Total shares granted	863,742	831,069

CMS Energy and Consumers charge the fair value of the awards to expense over the required service period.  For performance-based awards, CMS Energy and Consumers estimate the number of shares expected to vest at the end of the performance period based on the probable achievement of the performance objective.  Performance-based and market-based restricted stock awards have graded vesting features for retirement-eligible employees, and CMS Energy and Consumers recognize expense for those awards on a graded vesting schedule over the required service period.  Expense for performance-based and market-based restricted stock awards for non-retirement-eligible employees and time-lapse awards is recognized on a straight-line basis over the required service period.

The fair value of performance-based and time-lapse restricted stock is based on the price of CMS Energy’s common stock on the grant date.  The fair value of market-based restricted stock awards is calculated on the grant date using a Monte Carlo simulation.  CMS Energy and Consumers base expected volatilities on the historical volatility of the price of CMS Energy common stock.  The risk-free rate for valuation of the market-based restricted stock awards was based on the three-year U.S. Treasury yield at the award grant date.

Presented in the following table are the significant assumptions used to estimate the fair value of the market-based restricted stock awards:

Years Ended December 31	2014	2013	2012
Expected volatility	15.6%	17.4%	20.3%
Expected dividend yield	3.7	3.9	4.1
Risk-free rate	0.8	0.4	0.3

Presented in the following table is the weighted-average grant-date fair value of all awards under the PISP:

Years Ended December 31	2014	2013	2012
CMS Energy, including Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$26.15	$16.65	$12.32
Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$26.18	$16.76	$12.28

Presented in the following table are amounts related to all restricted stock awards:

			In Millions
Years Ended December 31	2014	2013	2012
CMS Energy, including Consumers
Fair value of shares that vested during the year	$16	$10	$10
Compensation expense recognized	14	14	12
Income tax benefit recognized	5	5	5
Consumers
Fair value of shares that vested during the year	$15	$9	$8
Compensation expense recognized	13	14	11
Income tax benefit recognized	5	5	4

At December 31, 2014, $13 million of total unrecognized compensation cost was related to restricted stock for CMS Energy, including Consumers, and $13 million of total unrecognized compensation cost was related to restricted stock for Consumers.  CMS Energy and Consumers expect to recognize this cost over a weighted-average period of 1.9 years.

Since CMS Energy has utilized tax loss carryforwards, CMS Energy was unable to realize excess federal tax benefits upon vesting of restricted stock.  Therefore, CMS Energy did not recognize the related excess federal tax benefits in equity.  Since CMS Energy is not in a loss position for state tax purposes, CMS Energy recognized the related state tax benefits of $1 million in equity.  As of December 31, 2014, CMS Energy has $76 million of unrealized excess federal tax benefits.

14:      INCOME TAXES

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

Presented in the following table is the difference between actual income tax expense on continuing operations, excluding noncontrolling interests, and income tax expense computed by applying the statutory U.S. federal income tax rate:

	In Millions, Except Tax Rate
Years Ended December 31	2014	2013	2012
CMS Energy, including Consumers
Income from continuing operations before income taxes	$727	$754	$620

Income tax expense at statutory rate	254	264	217
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	36	37	27
Accelerated flow-through of regulatory tax benefits	(39)	-	-
Other, net	(1)	1	1
Income tax expense	$250	$302	$245
Effective tax rate	34.4%	40.1%	39.5%
Consumers
Income from continuing operations before income taxes	$873	$880	$736

Income tax expense at statutory rate	306	308	258
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	42	43	36
Accelerated flow-through of regulatory tax benefits	(39)	-	-
Other, net	(3)	(5)	3
Income tax expense	$306	$346	$297
Effective tax rate	35.1%	39.3%	40.4%

Prior to 2014, Consumers recognized the income tax benefits associated with the removal costs of plant placed in service before 1993 as payments were made and the tax benefits were flowed through to customers.  In September 2013, the MPSC issued an order authorizing Consumers to flow through to customers the income tax benefits on a straight-line basis over an accelerated period.  This new regulatory treatment, which Consumers implemented in January 2014, will accelerate the return of $209 million of income tax benefits over five years to electric customers and $260 million of income tax benefits over 12 years to gas customers.  For the year ended December 31, 2014, this new treatment reduced Consumers’ income tax expense by $39 million.

Presented in the following table are the significant components of income tax expense on continuing operations:

		In Millions
Years Ended December 31	2014	2013	2012
CMS Energy, including Consumers
Current income taxes
Federal	$-	$-	$1
State and local	24	34	21
	$24	$34	$22
Deferred income taxes
Federal	$198	$248	$205
State and local	31	23	21
	$229	$271	$226
Deferred income tax credit	(3)	(3)	(3)
Tax expense	$250	$302	$245
Consumers
Current income taxes
Federal	$8	$137	$110
State and local	36	45	37
	$44	$182	$147
Deferred income taxes
Federal	$236	$147	$134
State and local	29	20	19
	$265	$167	$153
Deferred income tax credit	(3)	(3)	(3)
Tax expense	$306	$346	$297

Presented in the following table are the principal components of deferred income tax assets (liabilities) recognized:

		In Millions
December 31	2014	2013
CMS Energy, including Consumers
Employee benefits	$(72)	$(99)
Gas inventory	(117)	(130)
Plant, property, and equipment	(2,217)	(1,856)
Net regulatory tax liability	65	86
Reserves and accruals	63	57
Securitized costs	(144)	(190)
Tax loss and credit carryforwards	676	629
Other	-	15
	$(1,746)	$(1,488)
Less valuation allowance	(2)	(2)
Total net deferred income tax liabilities	$(1,748)	$(1,490)
Deferred tax assets, net of valuation reserves	$802	$785
Deferred tax liabilities	(2,550)	(2,275)
Total net deferred income tax liabilities	$(1,748)	$(1,490)
Consumers
Employee benefits	$(103)	$(119)
Gas inventory	(117)	(130)
Plant, property, and equipment	(2,263)	(1,911)
Net regulatory tax liability	65	86
Reserves and accruals	34	31
Securitized costs	(144)	(190)
Tax loss and credit carryforwards	45	48
Other	(2)	16
	$(2,485)	$(2,169)
Less valuation allowance	(1)	(1)
Total net deferred income tax liabilities	$(2,486)	$(2,170)
Deferred tax assets, net of valuation reserves	$143	$180
Deferred tax liabilities	(2,629)	(2,350)
Total net deferred income tax liabilities	$(2,486)	$(2,170)

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

Presented in the following table are the tax loss and credit carryforwards at December 31, 2014:

			In Millions
	Gross Amount	Tax Attribute	Expiration
CMS Energy, including Consumers
Federal net operating loss carryforward	$1,032	$362	2025 – 2034
Local net operating loss carryforwards	406	4	2023 – 2034
State capital loss carryforward	18	1	2014
Alternative minimum tax credits	270	270	No expiration
Charitable contribution carryover	1	1	2016 – 2019
General business credits	38	38	2018 – 2034
Total tax attributes		$676
Consumers
Federal net operating loss carryforward	$125	$44	2025 – 2034
State capital loss carryforward	10	1	2014
Charitable contribution carryover	1	-	2016 – 2019
Total tax attributes		$45

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

Presented in the following table is a reconciliation of the beginning and ending amount of uncertain tax benefits:

		In Millions
Years Ended December 31	2014	2013	2012
CMS Energy, including Consumers
Balance at beginning of period	$4	$1	$4
Additions for current-year tax positions	2	-	-
Additions for prior-year tax positions	1	3	1
Reductions for prior-year tax positions	(2)	-	(4)
Balance at end of period	$5	$4	$1
Consumers
Balance at beginning of period	$4	$1	$4
Additions for current-year tax positions	2	-	-
Additions for prior-year tax positions	1	3	1
Reductions for prior-year tax positions	(2)	-	(4)
Balance at end of period	$5	$4	$1

If recognized, all of these uncertain tax benefits would affect CMS Energy’s and Consumers’ annual effective tax rates in future years.

CMS Energy and Consumers recognize accrued interest and penalties, where applicable, as part of income tax expense.  CMS Energy, including Consumers, recognized no interest or penalties for the years ended December 31, 2014, 2013, or 2012.

In April 2014, the IRS completed its audit of the federal income tax returns of CMS Energy and its subsidiaries for 2010 and 2011.  The audit resulted in no significant adjustments to CMS Energy’s or Consumers’ taxable income or income tax expense.

CMS Energy’s federal income tax returns for 2012 and subsequent years remain subject to examination by the IRS.  CMS Energy’s MCIT and MBT returns for 2008 and subsequent years remain subject to examination by the State of Michigan.

The amount of income taxes paid is subject to ongoing audits by federal, state, local, and foreign tax authorities, which can result in proposed assessments.  CMS Energy’s and Consumers’ estimate of the potential outcome for any uncertain tax issue is highly judgmental.  CMS Energy and Consumers believe that their accrued tax liabilities at December 31, 2014 were adequate for all years.

15:  EARNINGS PER SHARE – CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
Years Ended December 31	2014	2013	2012
Income available to common stockholders
Income from continuing operations	$479	$454	$377
Less income attributable to noncontrolling interests	2	2	2
Income from continuing operations available to common stockholders – basic and diluted	$477	$452	$375
Average common shares outstanding
Weighted-average shares – basic	270.6	264.5	260.7
Add dilutive contingently convertible securities	3.1	6.4	6.8
Add dilutive non-vested stock awards	0.9	1.0	1.1
Weighted-average shares – diluted	274.6	271.9	268.6
Income from continuing operations per average common share available to common stockholders
Basic	$1.76	$1.71	$1.43
Diluted	1.74	1.66	1.39

Dividends declared per common share	$1.08	$1.02	$0.96

CONTINGENTLY CONVERTIBLE SECURITIES

In June 2014, CMS Energy redeemed its remaining contingently convertible securities.  For the periods those securities were outstanding, they diluted EPS to the extent that the conversion value of the securities, which was based on the average market price of CMS Energy common stock, exceeded their principal value.  For additional details regarding the contingently convertible securities, see Note 5, Financings and Capitalization.

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

16:      OTHER INCOME AND OTHER EXPENSE

Presented in the following tables are the components of other income and other expense at CMS Energy and Consumers:

		In Millions
Years Ended December 31	2014	2013	2012
Other income
CMS Energy, including Consumers
Regulatory return on capital expenditures	$-	$-	$1
Return on stranded costs	-	-	1
Fee income	8	7	7
All other	3	3	2
Total other income	$11	$10	$11
Consumers
Regulatory return on capital expenditures	$-	$-	$1
Gain on CMS Energy common stock	-	4	5
Return on stranded costs	-	-	1
Fee income	8	7	7
All other	2	3	2
Total other income	$10	$14	$16

		In Millions
Years Ended December 31	2014	2013	2012
Other expense
CMS Energy, including Consumers
Loss on reacquired and extinguished debt	$(20)	$(4)	$-
Donations	(15)	(4)	(11)
Civic and political expenditures	(14)	(5)	(17)
All other	(6)	(7)	(5)
Total other expense	$(55)	$(20)	$(33)
Consumers
Donations	$(15)	$(4)	$(11)
Civic and political expenditures	(14)	(5)	(17)
All other	(6)	(7)	(5)
Total other expense	$(35)	$(16)	$(33)

17:      REPORTABLE SEGMENTS

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

CMS ENERGY

The reportable segments for CMS Energy are:

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

CMS Energy presents EnerBank, corporate interest and other expenses, and discontinued operations within other reconciling items.

CONSUMERS

The reportable segments for Consumers are:

•                  electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan; and

•                  gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan.

Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

		In Millions
Years Ended December 31	2014	2013	2012
CMS Energy, including Consumers
Operating revenue
Electric utility	$4,436	$4,173	$4,031
Gas utility	2,363	2,148	1,982
Enterprises	299	181	183
Other reconciling items	81	64	57
Total operating revenue – CMS Energy	$7,179	$6,566	$6,253
Consumers
Operating revenue
Electric utility	$4,436	$4,173	$4,031
Gas utility	2,363	2,148	1,982
Other reconciling items	1	-	-
Total operating revenue – Consumers	$6,800	$6,321	$6,013
CMS Energy, including Consumers
Depreciation and amortization
Electric utility	$522	$484	$459
Gas utility	156	138	133
Enterprises	4	3	4
Other reconciling items	3	3	2
Total depreciation and amortization – CMS Energy	$685	$628	$598
Consumers
Depreciation and amortization
Electric utility	$522	$484	$459
Gas utility	156	138	133
Total depreciation and amortization – Consumers	$678	$622	$592
CMS Energy, including Consumers
Income from equity method investees[1]
Enterprises	$15	$13	$17
Total income from equity method investees – CMS Energy	$15	$13	$17
CMS Energy, including Consumers
Interest charges
Electric utility	$181	$179	$179
Gas utility	67	64	63
Other reconciling items	159	155	147
Total interest charges – CMS Energy	$407	$398	$389
Consumers
Interest charges
Electric utility	$181	$179	$179
Gas utility	67	64	63
Other reconciling items	2	2	2
Total interest charges – Consumers	$250	$245	$244

		In Millions
Years Ended December 31	2014	2013	2012
CMS Energy, including Consumers
Income tax expense (benefit)
Electric utility	$211	$242	$227
Gas utility	95	104	70
Enterprises	(1)	(4)	(1)
Other reconciling items	(55)	(40)	(51)
Total income tax expense – CMS Energy	$250	$302	$245
Consumers
Income tax expense
Electric utility	$211	$242	$227
Gas utility	95	104	70
Total income tax expense – Consumers	$306	$346	$297
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$384	$363	$325
Gas utility	179	168	110
Enterprises	(1)	2	16
Other reconciling items	(85)	(81)	(69)
Total net income available to common stockholders – CMS Energy	$477	$452	$382
Consumers
Net income available to common stockholder
Electric utility	$384	$363	$325
Gas utility	179	168	110
Other reconciling items	2	1	2
Total net income available to common stockholder – Consumers	$565	$532	$437
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility	$12,230	$11,186	$11,041
Gas utility	5,335	4,843	4,400
Enterprises	115	115	113
Other reconciling items	41	40	38
Total plant, property, and equipment – CMS Energy	$17,721	$16,184	$15,592
Consumers
Plant, property, and equipment, gross
Electric utility	$12,230	$11,186	$11,041
Gas utility	5,335	4,843	4,400
Other reconciling items	15	15	15
Total plant, property, and equipment – Consumers	$17,580	$16,044	$15,456
CMS Energy, including Consumers
Investments in equity method investees[1]
Enterprises	$58	$57	$55
Other reconciling items	3	2	2
Total investments in equity method investees – CMS Energy	$61	$59	$57

		In Millions
Years Ended December 31	2014	2013	2012
CMS Energy, including Consumers
Total assets
Electric utility[2]	$11,582	$10,487	$10,423
Gas utility[2]	5,391	4,784	5,016
Enterprises	231	332	181
Other reconciling items	1,981	1,813	1,511
Total assets – CMS Energy	$19,185	$17,416	$17,131
Consumers
Total assets
Electric utility[2]	$11,582	$10,487	$10,423
Gas utility[2]	5,391	4,784	5,016
Other reconciling items	874	908	836
Total assets – Consumers	$17,847	$16,179	$16,275
CMS Energy, including Consumers
Capital expenditures[3]
Electric utility	$1,139	$996	$921
Gas utility	473	407	340
Enterprises	3	1	1
Other reconciling items	1	4	4
Total capital expenditures – CMS Energy	$1,616	$1,408	$1,266
Consumers
Capital expenditures[3]
Electric utility	$1,139	$996	$921
Gas utility	473	407	340
Total capital expenditures – Consumers	$1,612	$1,403	$1,261

1   Consumers had no significant equity method investments.

2   Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

3   Amounts include purchase of capital lease additions.  Amounts also include a portion of Consumers’ capital expenditures for plant and equipment attributable to both the electric and gas utility businesses.

18:  RELATED-PARTY TRANSACTIONS — CONSUMERS

Consumers enters into a number of significant transactions with related parties.  These transactions include:

•    purchase of electricity from affiliates of CMS Enterprises;

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

Presented in the following table is Consumers’ expense recorded from related party transactions for the years ended December 31:

			In Millions
Description	Related Party	2014	2013	2012
Purchases of capacity and energy	Affiliates of CMS Enterprises	$ 89	$ 89	$ 86

Amounts payable to related parties for purchased power and other services were $12 million at December 31, 2014 and $13 million at December 31, 2013.

Consumers owned 1.1 million shares of CMS Energy common stock with a fair value of $38 million at December 31, 2014.  For additional details on Consumers’ investment in CMS Energy common stock, see Note 7, Financial Instruments.

In September 2014, Consumers entered into three transactions with CMS ERM for the purchase of capacity for future years.  The purchases, which were the result of competitive bidding, total $3 million.

In November 2014, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $300 million.  At December 31, 2014, there were no outstanding loans under the agreement.

19:      VARIABLE INTEREST ENTITIES

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

CMS Energy’s investment in these partnerships is included in investments on its consolidated balance sheets in the amount of $57 million as of December 31, 2014 and $56 million as of December 31, 2013.  The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers, except through a guarantee provided by CMS Energy of $3 million annually.  CMS Energy has deferred collections on certain receivables owed by Genesee.  CMS Energy’s maximum exposure to loss from these receivables is $8 million.  Consumers has not provided any financial or other support during the periods presented that was not previously contractually required.

20:      DISCONTINUED OPERATIONS

CMS Energy’s income from discontinued operations for the year ended December 31, 2012 consisted of an $11 million ($7 million net of income tax) reversal of a loss on disposal due to the elimination of a liability associated with the 2003 sale of Panhandle.  There was no income or loss from discontinued operations in 2013 or 2014.

21:      QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION (UNAUDITED)

	In Millions, Except Per Share Amounts and Stock Prices
	2014
Quarters Ended	March 31	June 30	Sept 30	Dec 31
CMS Energy, including Consumers
Operating revenue	$ 2,523	$ 1,468	$ 1,430	$ 1,758
Operating income	408	235	236	273
Net income	204	84	94	97
Income attributable to noncontrolling interests	-	1	-	1
Net income available to common stockholders	204	83	94	96
Basic earnings per average common share[1]	0.77	0.31	0.34	0.35
Diluted earnings per average common share[1]	0.75	0.30	0.34	0.35
Common stock prices[2]
High	29.28	31.15	30.87	36.42
Low	26.12	28.87	28.18	29.78
Consumers
Operating revenue	$ 2,382	$ 1,387	$ 1,359	$ 1,672
Operating income	399	227	245	264
Net income	221	109	119	118
Preferred stock dividends and distribution	-	1	-	1
Net income available to common stockholder	221	108	119	117

	In Millions, Except Per Share Amounts and Stock Prices
	2013
Quarters Ended	March 31	June 30	Sept 30	Dec 31
CMS Energy, including Consumers
Operating revenue	$ 1,979	$ 1,406	$ 1,445	$ 1,736
Operating income	329	232	317	264
Net income	144	81	127	102
Income attributable to noncontrolling interests	-	1	1	-
Net income available to common stockholders	144	80	126	102
Basic earnings per average common share[1]	0.55	0.30	0.48	0.38
Diluted earnings per average common share[1]	0.53	0.29	0.46	0.37
Common stock prices[2]
High	27.94	29.94	28.52	28.05
Low	24.76	25.95	25.86	25.90
Consumers
Operating revenue	$ 1,919	$ 1,342	$ 1,386	$ 1,674
Operating income	319	227	314	258
Net income	162	100	153	119
Preferred stock dividends and distribution	-	1	1	-
Net income available to common stockholder	162	99	152	119

1   The sum of the quarters may not equal annual EPS due to changes in the number of shares outstanding.

2   Based on New York Stock Exchange composite transactions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CMS Energy Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in equity present fairly, in all material respects, the financial position of CMS Energy Corporation and its subsidiaries at December 31, 2014 and December 31, 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2)  present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

February 5, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Consumers Energy Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in equity present fairly, in all material respects, the financial position of Consumers Energy Company and its subsidiaries at December 31, 2014 and December 31, 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

February 5, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

CMS ENERGY

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:  Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, CMS Energy’s CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2014.

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

Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014.  In making this evaluation, management used the criteria set forth in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, CMS Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2014.  The effectiveness of CMS Energy’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting:  There have been no changes in CMS Energy’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

CONSUMERS

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:  Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, Consumers’ CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2014.

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

Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014.  In making this evaluation, management used the criteria set forth in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, Consumers’ management concluded that its internal control over financial reporting was effective as of December 31, 2014.  The effectiveness of Consumers’ internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

CMS ENERGY

Information that is required in Item 10 of this Form 10-K regarding executive officers is included in the Item 1. Business, CMS Energy Executive Officers section, which is incorporated by reference herein.

Information that is required in Item 10 of this Form 10-K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s definitive proxy statement for its 2015 Annual Meeting of Shareholders to be held May 1, 2015.  The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

Code of Ethics

CMS Energy has adopted a code of ethics that applies to its CEO, CFO, and CAO, as well as all other officers and employees of CMS Energy and its affiliates.  This code of ethics, entitled “CMS Energy 2015 Code of Conduct and Guide to Ethical Business Behavior,” is posted on CMS Energy’s website at www.cmsenergy.com, under “Corporate Governance,” “Compliance & Ethics.”  CMS Energy’s Code of Conduct is administered by the Chief Compliance Officer of CMS Energy, who reports directly to the Audit Committee of the Board of Directors of CMS Energy.  Any amendment to, or waiver of, a provision of CMS Energy’s code of ethics that applies to CMS Energy’s CEO, CFO, CAO, or persons performing similar functions will be disclosed on CMS Energy’s website at www.cmsenergy.com under “Corporate Governance,” “Compliance & Ethics.”

CMS Energy has also adopted a code of conduct that applies to its directors, entitled “Board of Directors Code of Conduct.”  This Board of Directors Code of Conduct can also be found on CMS Energy’s website at www.cmsenergy.com, under “Corporate Governance,” “Compliance & Ethics.”  CMS Energy’s Board of Directors Code of Conduct is administered by the Audit Committee of the Board of Directors of CMS Energy.  Any alleged violation of this Board of Directors Code of Conduct by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of CMS Energy, or if none, by disinterested members of the entire Board of Directors of CMS Energy.

CONSUMERS

Information that is required in Item 10 of this Form 10-K regarding executive officers is included in the Item 1. Business, Consumers Executive Officers section, which is incorporated by reference herein.

Information that is required in Item 10 of this Form 10-K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s definitive proxy statement for its 2015 Annual Meeting of Shareholders to be held May 1, 2015.  The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

Code of Ethics

Consumers has adopted a code of ethics that applies to its CEO, CFO, and CAO, as well as all other officers and employees of Consumers and its affiliates.  This code of ethics, entitled “CMS Energy 2015 Code of Conduct and Guide to Ethical Business Behavior,” is posted on Consumers’ website at www.consumersenergy.com, under “Our Company,” “Compliance and Ethics.”  Consumers’ Code of Conduct is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers.  Any amendment to, or waiver of, a provision of Consumers’ code of ethics that applies to Consumers’  CEO, CFO, CAO, or persons performing similar functions will be disclosed on Consumers’ website at www.consumersenergy.com under “Our Company,” “Compliance and Ethics.”

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

See note below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See note below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See note below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See note below.

NOTE:  Information that is required by Part III — Items 11, 12, 13, and 14 of this Form 10-K is incorporated by reference from CMS Energy’s definitive proxy statement for its 2015 Annual Meeting of Shareholders to be held May 1, 2015.  The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

(This page intentionally left blank)

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)             Financial Statements and Reports of Independent Public Accountants for CMS Energy and Consumers are included in Item 8. Financial Statements and Supplementary Data and are incorporated by reference herein.

(a)(2)             Index to Financial Statement Schedules.

		Page
Schedule I	Condensed Financial Information of Registrant CMS Energy — Parent Company
	Condensed Statements of Income	164
	Condensed Statements of Cash Flows	165
	Condensed Balance Sheets	166
	Notes to the Condensed Financial Statements	168

Schedule II	Valuation and Qualifying Accounts and Reserves
	CMS Energy	169
	Consumers	169

Report of Independent Registered Public Accounting Firm
	CMS Energy	156
	Consumers	157

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is shown in the financial statements or notes thereto.  Columns omitted from schedules filed have been omitted because the information is not applicable.

(a)(3) and (b)            See CMS Energy’s and Consumers’ Exhibit Index included as the last part of this report, which is incorporated herein by reference.

CMS ENERGY CORPORATION

Schedule I – Condensed Financial Information of Registrant

CMS Energy – Parent Company

Condensed Statements of Income

	In Millions
Years Ended December 31	2014	2013	2012

Operating Expenses
Other operating expenses	$(6)	$(6)	$(8)
Total operating expenses	(6)	(6)	(8)

Operating Loss	(6)	(6)	(8)

Other Income (Expense)
Equity earnings of subsidiaries	585	566	477
Interest income	1	1	1
Other expense	(20)	(8)	(5)
Total other income	566	559	473

Interest Charges
Interest on long-term debt	150	148	140
Intercompany interest expense and other	2	3	5
Total interest charges	152	151	145

Income Before Income Taxes	408	402	320
Income Tax Benefit	(69)	(50)	(62)

Income From Continuing Operations	477	452	382

Net Income Available to Common Stockholders	$477	$452	$382

The accompanying notes are an integral part of these statements.

CMS ENERGY CORPORATION

Schedule I – Condensed Financial Information of Registrant

CMS Energy – Parent Company

Condensed Statements of Cash Flows

			In Millions
Years Ended December 31	2014	2013	2012

Cash Flows from Operating Activities
Net income	$477	$452	$382
Adjustments to reconcile net income to net cash provided by operating activities
Equity earnings of subsidiaries	(585)	(566)	(477)
Dividends received from subsidiaries	544	435	401
Deferred income taxes	30	48	(25)
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable	(3)	(3)	2
Accounts payable	(2)	2	-
Accrued taxes	97	48	9
Other current and non-current assets and liabilities	31	18	(14)
Net cash provided by operating activities	589	434	278

Cash Flows from Investing Activities
Investment in subsidiaries	(495)	(150)	(151)
Return of capital	178	-	-
Net cash used in investing activities	(317)	(150)	(151)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	550	275	575
Issuance of common stock	43	36	30
Retirement of long-term debt	(547)	(275)	(463)
Payment of common stock dividends	(293)	(271)	(252)
Debt issuance costs and financing fees	(6)	(4)	(4)
Decrease in notes payable	(19)	(47)	(11)
Net cash used in financing activities	(272)	(286)	(125)

Net Increase (Decrease) in Cash and Cash Equivalents	-	(2)	2
Cash and Cash Equivalents, Beginning of Period	-	2	-

Cash and Cash Equivalents, End of Period	$-	$-	$2

The accompanying notes are an integral part of these statements.

CMS ENERGY CORPORATION

Schedule I – Condensed Financial Information of Registrant

CMS Energy – Parent Company

Condensed Balance Sheets

ASSETS

		In Millions
December 31	2014	2013

Current Assets
Notes and accrued interest receivable	$2	$1
Accounts receivable, including intercompany and related parties	9	7
Deferred income taxes	3	2
Total current assets	14	10

Plant, Property, and Equipment
Plant, property, and equipment, gross	16	16
Less accumulated depreciation and amortization	16	16
Total plant, property, and equipment	-	-

Other Non-current Assets
Deferred income taxes	314	345
Investments in subsidiaries	5,961	5,626
Other investments – DB SERP	22	23
Other	23	23
Total other non-current assets	6,320	6,017

Total Assets	$6,334	$6,027

LIABILITIES AND EQUITY

		In Millions
December 31	2014	2013

Current Liabilities
Current portion of long-term debt	$-	$172
Accounts and notes payable, including intercompany and related parties	86	107
Accrued interest, including intercompany	37	32
Accrued taxes	138	41
Other current liabilities	4	4
Total current liabilities	265	356

Non-current Liabilities
Long-term debt	2,380	2,205
Unamortized discount	(7)	(9)
Postretirement benefits	24	19
Other non-current liabilities	2	2
Total non-current liabilities	2,399	2,217

Equity
Common stockholders’ equity	3,670	3,454

Total Liabilities and Equity	$6,334	$6,027

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

2:               GUARANTEES

CMS Energy has issued guarantees with a maximum potential obligation of $302 million on behalf of some of its wholly owned subsidiaries and related parties.  CMS Energy’s maximum potential obligation consists primarily of potential payments:

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

CMS ENERGY CORPORATION

Schedule II – Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2014, 2013, and 2012

					In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for uncollectible accounts[1]
2014	$33	$72	$-	$65	$40
2013	32	63	-	62	33
2012	35	53	-	56	32

Deferred tax valuation allowance
2014	$2	$-	$-	$-	$2
2013	3	-	-	1	2
2012	20	-	(15)	2	3

Allowance for notes receivable[1]
2014	$5	$8	$-	$5	$8
2013	5	4	-	4	5
2012	5	4	-	4	5

1    Deductions are write-offs of uncollectible accounts, net of recoveries.

CONSUMERS ENERGY COMPANY

Schedule II – Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2014, 2013, and 2012

					In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for uncollectible accounts[1]
2014	$31	$72	$-	$64	$39
2013	30	63	-	62	31
2012	33	53	-	56	30

Deferred tax valuation allowance
2014	$1	$-	$-	$-	$1
2013	1	-	-	-	1
2012	1	-	-	-	1

1    Deductions are write-offs of uncollectible accounts, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February 2015.

CMS ENERGY CORPORATION

By:	/s/ John Russell
John G. Russell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities indicated and on the 5th day of February 2015.

/s/ John Russell	/s/ William D. Harvey
John G. Russell	William D. Harvey, Director
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas J. Webb	/s/ D.W. Joos
Thomas J. Webb	David W. Joos, Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Glenn P. Barba	/s/ Philip R. Lochner, Jr.
Glenn P. Barba	Philip R. Lochner, Jr., Director
Vice President, Controller, and Chief Accounting Officer
(Controller)

/s/ Jon E. Barfield	/s/ John Russell
Jon E. Barfield, Director	John G. Russell, Director

/s/ Deborah H. Butler	/s/ Myrna Soto
Deborah H. Butler, Director	Myrna M. Soto, Director

/s/ Kurt L. Darrow	/s/ K.L. Way
Kurt L. Darrow, Director	Kenneth L. Way, Director

/s/ Stephen Ewing	/s/ Laura H. Wright
Stephen E. Ewing, Director	Laura H. Wright, Director

/s/ Richard M. Gabrys	/s/ John B. Yasinsky
Richard M. Gabrys, Director	John B. Yasinsky, Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February 2015.

CONSUMERS ENERGY COMPANY

By:	/s/ John Russell
John G. Russell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities indicated and on the 5th day of February 2015.

/s/ John Russell	/s/ William D. Harvey
John G. Russell	William D. Harvey, Director
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas J. Webb	/s/ D.W. Joos
Thomas J. Webb	David W. Joos, Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Glenn P. Barba	/s/ Philip R. Lochner, Jr.
Glenn P. Barba	Philip R. Lochner, Jr., Director
Vice President, Controller, and Chief Accounting Officer
(Controller)

/s/ Jon E. Barfield	/s/ John Russell
Jon E. Barfield, Director	John G. Russell, Director

/s/ Deborah H. Butler	/s/ Myrna Soto
Deborah H. Butler, Director	Myrna M. Soto, Director

/s/ Kurt L. Darrow	/s/ K.L. Way
Kurt L. Darrow, Director	Kenneth L. Way, Director

/s/ Stephen Ewing	/s/ Laura H. Wright
Stephen E. Ewing, Director	Laura H. Wright, Director

/s/ Richard M. Gabrys	/s/ John B. Yasinsky
Richard M. Gabrys, Director	John B. Yasinsky, Director

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

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
3.1[1]	1-9513	(3)(a)	—	Restated Articles of Incorporation of CMS Energy, effective June 1, 2004, as amended May 22, 2009 (Form 10-Q for the quarterly period ended June 30, 2009)
3.2[1]	1-9513	3.1	—	CMS Energy Bylaws, amended and restated as of January 24, 2013 (Form 8-K filed January 29, 2013)
3.3	1-5611	3(c)	—	Restated Articles of Incorporation of Consumers effective June 7, 2000 (Form 10-K for the fiscal year ended December 31, 2000)
3.4	1-5611	3.2	—	Consumers Bylaws, amended and restated as of January 24, 2013 (Form 8-K filed January 29, 2013)
4.1	2-65973	(b)(1) — 4	—

Indenture dated as of September 1, 1945 between Consumers and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1, 1979 (Form S-16 filed November 13, 1979)

				Indentures Supplemental thereto:
4.1.a	1-5611	(4)(a)	—	71st dated as of 3/06/98 (Form 10-K for the fiscal year ended December 31, 1997)
4.1.b	1-5611	(4)(a)	—	96th dated as of 8/17/04 (Form 8-K filed August 20, 2004)
4.1.c	1-5611	(4)(a)(i)	—	99th dated as of 1/20/05 (Form 10-K for the fiscal year ended December 31, 2004)
4.1.d	1-5611	4.2	—	100th dated as of 3/24/05 (Form 8-K filed March 30, 2005)
4.1.e	1-5611	4.2	—	104th dated as of 8/11/05 (Form 8-K filed August 11, 2005)
4.1.f	1-5611	4.1	—	108th dated as of 3/14/08 (Form 8-K filed March 14, 2008)
4.1.g	1-5611	4.1	—	110th dated as of 9/12/08 (Form 8-K filed September 12, 2008)
4.1.h	1-5611	4.1	—	111th dated as of 3/6/09 (Form 8-K filed March 6, 2009)
4.1.i	1-5611	4.1	—	112th dated as of 9/1/10 (Form 8-K filed September 7, 2010)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.1.j	1-5611	4.1	—	113th dated as of 10/15/10 (Form 8-K filed October 20, 2010)
4.1.k	1-5611	4.1	—	114th dated as of 3/31/11 (Form 8-K filed April 6, 2011)
4.1.l	1-5611	4.1	—	116th dated as of 9/1/11 (Form 10-Q for the quarterly period ended September 30, 2011)
4.1.m	1-5611	4.1	—	117th dated as of 5/8/12 (Form 8-K filed May 8, 2012)
4.1.n	1-5611	4.1	—	119th dated as of 8/3/12 (Form 10-Q for the quarterly period ended September 30, 2012)
4.1.o	1-5611	4.1	—	120th dated as of 12/17/12 (Form 8-K filed December 20, 2012)
4.1.p	1-5611	4.1	—	121st dated as of 5/17/13 (Form 8-K filed May 17, 2013)
4.1.q	1-5611	4.1	—	122nd dated as of 8/9/13 (Form 8-K filed August 9, 2013)
4.1.r	1-5611	4.1	—	123rd dated as of 12/20/13 (Form 8-K filed December 27, 2013)
4.1.s	1-5611	4.1	—	124th dated as of 8/18/2014 (Form 8-K filed August 18, 2014)
4.2	1-5611	(4)(b)	—	Indenture dated as of January 1, 1996 between Consumers and The Bank of New York Mellon, as Trustee (Form 10-K for the fiscal year ended December 31, 1995)
4.3	1-5611	(4)(c)	—	Indenture dated as of February 1, 1998 between Consumers and The Bank of New York Mellon (formerly The Chase Manhattan Bank), as Trustee (Form 10-K for the fiscal year ended December 31, 1997)
4.4[1]	33-47629	(4)(a)	—	Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee (Form S-3 filed May 1, 1992)
				Indentures Supplemental thereto:
4.4.a1	1-9513	4.2	—	20th dated as of 7/3/07 (Form 8-K filed July 5, 2007)
4.4.b1	1-9513	4.3	—	23rd dated as of 6/15/09 (Form 8-K filed June 15, 2009)
4.4.c1	1-9513	4.1	—	24th dated as of 1/14/10 (Form 8-K filed January 14, 2010)
4.4.d1	1-9513	4.1	—	26th dated as of 11/19/10 (Form 8-K filed November 19, 2010)
4.4.e1	1-9513	4.1	—	28th dated as of 3/12/12 (Form 8-K filed March 12, 2012)
4.4.f1	1-9513	4.1	—	29th dated as of 3/22/13 (Form 8-K filed March 22, 2013)
4.4.g1	1-9513	4.1	—	30th dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.4.h1	1-9513	4.2	—	31st dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.5[1]	1-9513	(4a)	—	Indenture dated as of June 1, 1997 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed July 1, 1997)
10.1[2]	1-9513	(10)(g)	—	2004 Form of Executive Severance Agreement (Form 10-Q for the quarterly period ended September 30, 2009)
10.2[2]	1-9513	(10)(h)	—	2004 Form of Officer Severance Agreement (Form 10-Q for the quarterly period ended September 30, 2009)
10.3[2]			—	CMS Energy’s Performance Incentive Stock Plan as amended and restated, effective January 22, 2015

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.4[2]	1-9513	(10)(i)	—	CMS Deferred Salary Savings Plan effective December 1, 1989 and as further amended effective December 1, 2007 (Form 10-K for the fiscal year ended December 31, 2007)
10.4.a2	1-9513	(10)(l)	—	Amendment to the Deferred Salary Savings Plan dated December 21, 2008 (Form 10-K for the fiscal year ended December 31, 2008)
10.5[2]			—	CMS Energy and Consumers Director’s Deferred Compensation Plan, effective as of November 30, 2007
10.6[2]	1-9513	10.6	—

Supplemental Executive Retirement Plan for Employees of CMS Energy/Consumers effective on January 1, 1982 and as amended effective April 1, 2011 (Form 10-Q for the quarterly period ended March 31, 2011)

10.7[2]	1-9513	10.5	—	Defined Contribution Supplemental Executive Retirement Plan effective April 1, 2006 and as amended effective April 1, 2011 (Form 10-Q for the quarterly period ended March 31, 2011)
10.8[2]	1-9513	10.8	—	Form of Officer Separation Agreement as of January 2014 (Form 10-K for the fiscal year ended December 31, 2013)
10.9[1]	1-9513	(10)(v)	—

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

10.13	1-5611	(10)(j)	—	Palisades Nuclear Power Plant Power Purchase Agreement dated as of July 11, 2006 between Entergy Nuclear Palisades, LLC and Consumers (Form 10-Q for the quarterly period ended September 30, 2009)
10.14[1,2]	1-9513	(10)(a)	—	Form of Indemnification Agreement between CMS Energy and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.15[2]	1-5611	(10)(b)	—	Form of Indemnification Agreement between Consumers and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.16	1-5611	(10)(t)	—

Settlement Agreement and Amended and Restated Power Purchase Agreement between Consumers and Midland Cogeneration Venture Limited Partnership (Form 10-Q for the quarterly period ended September 30, 2009)

10.16.a	1-5611	10.4	—	1st Amendment to the Amended and Restated Power Purchase Agreement between Consumers and MCV Partnership, dated as of March 1, 2010 (Form 10-Q for the quarterly period ended September 30, 2010)
10.17	1-5611	10.34	—

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

10.17.a	1-5611	10.1	—	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement dated as of November 18, 2011 (Form 8-K filed November 25, 2011)
10.17.b	1-5611	10.24	—	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement dated as of December 15, 2011 (Form 10-K for the fiscal year ended December 31, 2011)
10.17.c	1-5611	10.1	—	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement dated as of November 9, 2012 (Form 8-K filed November 14, 2012)
10.17.d	1-5611	10.1	—	Amendment No. 4 to Amended and Restated Receivables Purchase Agreement dated as of November 30, 2012 (Form 8-K filed December 6, 2012)
10.17.e	1-5611	10.1	—	Amendment No. 5 to Amended and Restated Receivables Purchase Agreement dated as of November 20, 2013 (Form 8-K filed November 25, 2013)
10.17.f	1-5611	10.1	—	Amendment No. 6 to Amended and Restated Receivables Purchase Agreement dated as of July 22, 2014 (Form 8-K filed July 28, 2014)
10.17.g	1-5611	10.1	—	Amendment No. 7 to Amended and Restated Receivables Purchase Agreement dated as of November 20, 2014 (Form 8-K filed November 24, 2014)
10.18	1-5611	(10)(v)	—

Receivables Sale Agreement, dated as of May 22, 2003, between Consumers, as Originator and Consumers Receivables Funding II, LLC, as Buyer, as amended by Amendment No. 1 dated as of May 20, 2004 and as amended by Amendment No. 2 dated as of August 15, 2006 (Form 10-Q for the quarterly period ended September 30, 2009)

10.18.a	1-5611	(10)(rr)	—	Amendment No. 3 to the Receivables Sale Agreement dated as of September 3, 2009 (Form 10-K for the fiscal year ended December 31, 2009)
10.18.b	1-5611	(10)(ss)	—	Amendment No. 4 to the Receivables Sale Agreement dated as of February 12, 2010 (Form 10-K for the fiscal year ended December 31, 2009)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.18.c	1-5611	(10)(b)	—	Amendment No. 5 to the Receivables Sale Agreement, dated as of March 17, 2010 (Form 10-Q for the quarterly period ended March 31, 2010)
10.18.d	1-5611	(10)(d)	—	Amendment No. 6 to the Receivables Sale Agreement, dated as of April 20, 2010 (Form 10-Q for the quarterly period ended March 31, 2010)
10.18.e	1-5611	10.40	—	Amendment No. 7 to the Receivables Sale Agreement dated as of November 23, 2010 (Form 10-K for the fiscal year ended December 31, 2010)
10.18.f	1-5611	10.2	—	Amendment No. 8 to the Receivables Sale Agreement dated as of November 30, 2012 (Form 8-K filed December 6, 2012)
10.18.g	1-5611	10.2	—	Amendment No. 9 to the Receivables Sale Agreement dated as of July 22, 2014 (Form 8-K filed July 28, 2014)
10.19[2]	1-9513	10.2	—	CMS Incentive Compensation Plan for CMS Energy and Consumers Officers as amended, effective as of March 14, 2014 (Form 10-Q for the quarterly period ended March 31, 2014)
10.20[2]	1-9513	10.33	—	Form of Change in Control Agreement as of January 2014 (Form 10-K for the fiscal year ended December 31, 2013)
10.21[2]	1-5611	10.1	—	Annual Employee Incentive Compensation Plan for Consumers as amended, effective as of March 14, 2014 (Form 10-Q for the quarterly period ended March 31, 2014)
10.22[1]	1-9513	10.1	—

$550 million Second Amended and Restated Revolving Credit Agreement dated as of December 20, 2013 among CMS Energy, the Banks, as defined therein, and Barclays, as Agent (Form 8-K filed December 27, 2013)

10.23	1-5611	10.2	—

$650 million Third Amended and Restated Revolving Credit Agreement dated as of December 20, 2013 among Consumers, the Banks, as defined therein, and JPMorgan Chase Bank, N.A., as Agent (Form 8-K filed December 27, 2013)

10.24[1]	1-9513	10.3	—	Pledge and Security Agreement dated as of March 31, 2011, made by CMS Energy to Barclays Bank PLC, as Administrative Agent for the Banks, as defined therein (Form 8-K filed April 6, 2011)
10.25[2]	1-9513	10.1	—

Consumers and other CMS Energy Companies Retired Executives Survivor Benefit Plan for Management/ Executive Employees, distributed July 1, 2011 (Form 10-Q for the quarterly period ended September 30, 2011)

10.26[1]	1-9513	10.1	—

$180,000,000 Term Loan Credit Agreement dated as of December 15, 2011 among CMS Energy, the financial institutions named therein and JPMorgan Chase Bank, N.A. as Agent (Form 8-K filed December 20, 2011)

10.26.a1	1-9513	10.1	—	Amendment No. 1 dated as of February 8, 2013 to $180,000,000 Term Loan Credit Agreement dated as of December 15, 2011 (Form 8-K filed February 14, 2013)
10.26.b1	1-9513	10.1	—	Amendment No. 2 dated as of April 25, 2014 to $180,000,000 Term Loan Credit Agreement dated as of December 15, 2011 (Form 8-K filed April 30, 2014)

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.27	1-5611	10.1	—	Form of Commercial Paper Dealer Agreement between Consumers, as Issuer, and the Dealer party thereto (Form 10-Q for the quarterly period ended September 30, 2014)
12.1			—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2			—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
21.1			—	Subsidiaries of CMS Energy and Consumers
23.1			—	Consent of PricewaterhouseCoopers LLP for CMS Energy
23.2			—	Consent of PricewaterhouseCoopers LLP for Consumers
31.1			—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2			—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3			—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4			—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1			—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2			—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1[1]	333-199611	99.1	—	CMS Energy Stock Purchase Plan, as amended and restated October 27, 2014 (Form S-3ASR filed October 27, 2014)
101.INS[3]			—	XBRL Instance Document
101.SCH[3]			—	XBRL Taxonomy Extension Schema
101.CAL[3]			—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[3]			—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[3]			—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[3]			—	XBRL Taxonomy Extension Presentation Linkbase

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