Form 10-Q
period 2015-03-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2015-04-23
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

CMS Energy Corporation:
Large accelerated filer ☒	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Consumers Energy Company:
Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CMS Energy Corporation:  Yes ☐    No ☒   Consumers Energy Company:  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 8, 2015:

CMS Energy Corporation:

CMS Energy Common Stock, $0.01 par value
(including 803,551 shares owned by Consumers Energy Company)	276,797,279

Consumers Energy Company:

Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended

March 31, 2015

(This page intentionally left blank)

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2008 Energy Law	Comprehensive energy reform package enacted in Michigan in 2008

2014 Form 10-K	Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2014

ABATE	Association of Businesses Advocating Tariff Equity

ASU	Financial Accounting Standards Board Accounting Standards Update

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan, in which CMS Energy sold its interest in 2002

bcf	Billion cubic feet

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company, formerly known as CMS Field Services

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CCR	Coal combustion residual

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980

CFO	Chief Financial Officer

Clean Air Act	Federal Clean Air Act of 1963, as amended

Clean Water Act	Federal Water Pollution Control Act of 1972, as amended

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation and its consolidated subsidiaries, unless otherwise noted; the parent of Consumers and CMS Enterprises

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS Energy Resource Management Company in 2004

Consumers	Consumers Energy Company and its consolidated subsidiaries, unless otherwise noted; a wholly owned subsidiary of CMS Energy

CSAPR	The Cross-State Air Pollution Rule

DB Pension Plan	Defined benefit pension plan of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries

DB SERP	Defined Benefit Supplemental Executive Retirement Plan

DIG	Dearborn Industrial Generation, L.L.C., a wholly owned subsidiary of Dearborn Industrial Energy, L.L.C., a wholly owned subsidiary of CMS Energy

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DTIA	Distribution-Transmission Interconnection Agreement dated April 1, 2001 between METC and Consumers, as amended

EBITDA	Earnings before interest, taxes, depreciation, and amortization

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

FMB	First mortgage bond

FTR	Financial transmission right

GAAP	U.S. Generally Accepted Accounting Principles

GCR	Gas cost recovery

Health Care Acts	Comprehensive health care reform enacted in March 2010, comprising the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act

Ludington	Ludington pumped-storage plant, jointly owned by Consumers and DTE Electric Company, a non-affiliated company

MATS	Mercury and Air Toxics Standards, which limit mercury, acid gases, and other toxic pollution from coal-fueled and oil-fueled power plants

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDEQ	Michigan Department of Environmental Quality

METC	Michigan Electric Transmission Company, LLC, a non-affiliated company

MGP	Manufactured gas plant

MISO	Midcontinent Independent System Operator, Inc.

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

NPDES	National Pollutant Discharge Elimination System, a permit system for regulating point sources of pollution under the Clean Water Act

NREPA	Part 201 of the Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation

NSR	New Source Review, a construction-permitting program under the Clean Air Act

NYMEX	The New York Mercantile Exchange

OPEB	Other Post-Employment Benefits

OPEB Plan	Postretirement health care and life insurance plans of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries

PCB	Polychlorinated biphenyl

PSCR	Power supply cost recovery

REC	Renewable energy credit established under the 2008 Energy Law

ReliabilityFirst Corporation	ReliabilityFirst Corporation, a non-affiliated company responsible for the preservation and enhancement of bulk power system reliability and security

Resource Conservation and Recovery Act	Federal Resource Conservation and Recovery Act of 1976

RMRR	Routine maintenance, repair, and replacement

ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to a Michigan statute enacted in 2000

SEC	U.S. Securities and Exchange Commission

Securitization

A financing method authorized by statute and approved by the MPSC, which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of securitization bonds issued by a special-purpose entity affiliated with such utility

Sherman Act	Sherman Antitrust Act of 1890

Smart Energy

Consumers’ Smart Energy grid modernization project, which includes the installation of smart meters that transmit and receive data, a two-way communications network, and modifications to Consumers’ existing information technology system to manage the data and enable changes to key business processes

UWUA	Utility Workers Union of America, AFL-CIO

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

This report should be read in its entirety.  No one section of this report deals with all aspects of the subject matter of this report.  This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2014 Form 10-K.

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

•                 changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers;

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

CUSTOMER VALUE

Consumers is undertaking a number of initiatives that reflect its intensified customer focus.  Consumers’ planned investments in reliability are aimed at improving safety, reducing customer outage frequency, reducing repetitive outages, and increasing customer satisfaction.  Also, in order to minimize increases in customer base rates, Consumers has undertaken several additional initiatives to reduce costs through accelerated pension funding, employee and retiree health care cost sharing, negotiated labor agreements, information and control system efficiencies, and productivity improvements.  Consumers has also issued Securitization bonds and is accelerating the recognition of certain tax benefits, both of which will result in cost savings for customers.

UTILITY INVESTMENT

Consumers expects to make capital investments of about $15.5 billion from 2015 through 2024.  This amount includes $7.4 billion through 2019, as presented in the following illustration:

While Consumers has substantially more opportunities for capital investments that add customer value, Consumers has limited its capital investment program to those investments it believes are needed to provide safe, reliable, and efficient service to its customers.  Consumers’ capital investment program is expected to result in annual rate base growth of five to seven percent while allowing Consumers to maintain sustainable customer base rate increases (excluding PSCR and GCR charges) at or below the rate of inflation.

Among the key components of Consumers’ investment program are projects that will enhance customer value.  Consumers’ planned base capital investments of $4.2 billion represent projects to maintain Consumers’ system and comprise $2.6 billion at the electric utility to preserve reliability and capacity and $1.6 billion at the gas utility to sustain deliverability and enhance pipeline integrity.  An additional $1.5 billion of planned reliability investments at Consumers are aimed at reducing outages and improving customer satisfaction; these investments comprise $0.8 billion at the electric utility to strengthen circuits and substations, replace poles, and upgrade Ludington and $0.7 billion at the gas utility to replace mains and enhance transmission and storage systems.  Consumers also expects to spend $0.8 billion on environmental investments needed to comply with state and federal laws and regulations.

Consumers’ Smart Energy program, with an estimated total project capital cost of $0.8 billion, also represents a major capital investment.  The full-scale deployment of advanced metering infrastructure began in 2012 and is planned to continue through 2017.  Consumers has spent $0.3 billion through 2014 on its Smart Energy program and expects to spend an additional $0.5 billion, following a phased approach, from 2015 through 2017.

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

•                 Gas Rate Case:  In July 2014, Consumers filed an application with the MPSC seeking an annual rate increase of $88 million.  The filing requested authority to recover new investments that will allow Consumers to improve system reliability, comply with regulations, and enhance technology.  In January 2015, the MPSC approved a settlement agreement authorizing a $45 million annual rate increase based on a 10.3 percent authorized return on equity.

The 2008 Energy Law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At March 31, 2015, Consumers’ electric deliveries under the ROA program were at the ten-percent limit.  In March 2015, members of the Michigan Senate and House of Representatives introduced various bills related to ROA.  These bills propose a range of changes to ROA, including eliminating ROA, maintaining the existing ROA program but imposing conditions on a customer’s return to utility service, and raising the ROA limit.  Consumers is unable to predict the form and timing of any final legislation or whether other bills might be introduced in 2015.  An increase to the ROA limit could negatively affect Consumers’ financial results and operations.

In March 2015, Michigan’s governor outlined several key goals for the state’s energy policy, with a focus on increasing the use of clean energy sources, reducing Michigan’s reliance on coal, deploying smart meters, investing in the power grid and pipeline system, eliminating energy waste, and ensuring affordable, reliable, and adaptable energy while protecting the environment.

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

FINANCIAL PERFORMANCE

For the three months ended March 31, 2015, CMS Energy’s net income available to common stockholders was $202 million and diluted EPS were $0.73.  This compares with net income available to common stockholders of $204 million and diluted EPS of $0.75 for the three months ended March 31, 2014.  Higher depreciation and property taxes on new capital investments and lower weather-related gas and electric sales due to less severe winter weather were offset largely by the benefits from a gas rate order, higher non-weather-related sales due to a growing economy, and higher earnings of the enterprises segment.

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

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

	In Millions, Except Per Share Amounts
Three Months Ended March 31	2015	2014	Change
Net Income Available to Common Stockholders	$202	$204	$(2)
Basic Earnings Per Share	$0.73	$0.77	$(0.04)
Diluted Earnings Per Share	$0.73	$0.75	$(0.02)

			In Millions
Three Months Ended March 31	2015	2014	Change
Electric utility	$94	$100	$(6)
Gas utility	121	121	-
Enterprises	7	2	5
Corporate interest and other	(20)	(19)	(1)
Net Income Available to Common Stockholders	$202	$204	$(2)

Presented in the following table are specific after-tax changes to net income available to common stockholders:

			In Millions
	March 31, 2015 better/(worse) than 2014
Reasons for the change	Three Months Ended
Consumers electric utility and gas utility
Gas sales
Weather	$(12)
Non-weather	7	$(5)
Electric sales
Weather	(5)
Non-weather	2	(3)
Depreciation and property taxes		(19)
Employee benefit costs		(6)
Gas rate increase		13
Other		14	$(6)

Enterprises
Subsidiary earnings			5

Corporate interest and other
EnerBank earnings			1
Other			(2)
Total change			$(2)

CONSUMERS ELECTRIC UTILITY RESULTS OF OPERATIONS

			In Millions
Three Months Ended March 31	2015	2014	Change
Net Income Available to Common Stockholders	$94	$100	$(6)
Reasons for the change
Power supply costs and related revenue			$2
Other income, net of expenses			8
Maintenance and other operating expenses			(6)
Depreciation and amortization			(13)
General taxes			(2)
Interest charges			(3)
Income taxes			8
Total change			$(6)

Following is a discussion of significant changes to net income available to common stockholders.

Other income, net of expenses:  For the three months ended March 31, 2015, other income, net of expenses, increased $8 million compared with 2014.  This change was due to a $6 million gain related to a donation of CMS Energy stock by Consumers and the absence, in 2015, of a $2 million political contribution made in 2014 to oppose certain Michigan legislative proposals related to ROA.  The gain was eliminated on CMS Energy’s consolidated statements of income.

Maintenance and other operating expenses:  For the three months ended March 31, 2015, maintenance and other operating expenses increased $6 million compared with 2014, due primarily to higher postretirement benefits expense.

Depreciation and amortization:  For the three months ended March 31, 2015, depreciation and amortization expense increased $13 million compared with 2014, due primarily to increased plant in service and higher amortization of securitized assets.

Income taxes:  For the three months ended March 31, 2015, income taxes decreased $8 million compared with 2014, attributed primarily to lower electric utility earnings.

CONSUMERS GAS UTILITY RESULTS OF OPERATIONS

			In Millions
Three Months Ended March 31	2015	2014	Change
Net Income Available to Common Stockholders	$121	$121	$-
Reasons for the change
Gas deliveries and rate increases			$22
Other income, net of expenses			3
Maintenance and other operating expenses			(8)
Depreciation and amortization			(10)
General taxes			(4)
Interest charges			(1)
Income taxes			(2)
Total change			$-

Following is a discussion of significant changes to net income available to common stockholders.

Gas deliveries and rate increases:  For the three months ended March 31, 2015, gas delivery revenues increased $22 million compared with 2014, due primarily to a January 2015 rate increase.  Deliveries to end-use customers were 152 bcf in 2015 and 157 bcf in 2014.

Other income, net of expenses:  For the three months ended March 31, 2015, other income, net of expenses, increased $3 million compared with 2014, due to a gain related to a donation of CMS Energy stock by Consumers.  The gain was eliminated on CMS Energy’s consolidated statements of income.

Maintenance and other operating expenses:  For the three months ended March 31, 2015, maintenance and other operating expenses increased $8 million compared with 2014.  This change was due to a $3 million increase in postretirement benefits expense and a $5 million increase in gas compression and other operating and maintenance expenses.

Depreciation and amortization:  For the three months ended March 31, 2015, depreciation and amortization expense increased $10 million compared with 2014, due primarily to increased plant in service.

General Taxes:  For the three months ended March 31, 2015, general taxes increased $4 million compared with 2014, due to increased property taxes, reflecting higher capital spending.

ENTERPRISES RESULTS OF OPERATIONS

			In Millions
Three Months Ended March 31	2015	2014	Change
Net Income Available to Common Stockholders	$7	$2	$5

For the three months ended March 31, 2015, net income of the enterprises segment increased $5 million compared with 2014, due primarily to improved electric margins at DIG.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

			In Millions
Three Months Ended March 31	2015	2014	Change
Net Income (Loss) Available to Common Stockholders	$(20)	$(19)	$(1)

For the three months ended March 31, 2015, corporate interest and other net expenses increased $1 million compared with 2014, due primarily to higher miscellaneous corporate costs offset partially by lower fixed charges.

CASH POSITION, INVESTING, AND FINANCING

At March 31, 2015, CMS Energy had $571 million of consolidated cash and cash equivalents, which included $49 million of restricted cash and cash equivalents.  At March 31, 2015, Consumers had $474 million of consolidated cash and cash equivalents, which included $49 million of restricted cash and cash equivalents.

OPERATING ACTIVITIES

Presented in the following table are specific components of net cash provided by operating activities for the three months ended March 31, 2015 and 2014:

			In Millions
Three Months Ended March 31	2015	2014	Change
CMS Energy, including Consumers
Net income	$202	$204	$(2)
Non-cash transactions[1]	363	326	37
	565	530	35
Postretirement benefits contributions	(31)	(2)	(29)
Changes in core working capital[2]	294	137	157
Changes in other assets and liabilities, net	(68)	(54)	(14)
Net cash provided by operating activities	$760	$611	$149
Consumers
Net income	$215	$221	$(6)
Non-cash transactions[1]	299	265	34
	514	486	28
Postretirement benefits contributions	(30)	(1)	(29)
Changes in core working capital[2]	299	143	156
Changes in other assets and liabilities, net	3	18	(15)
Net cash provided by operating activities	$786	$646	$140

1 Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

2 Core working capital comprises accounts and notes receivable and accrued revenues (including accrued power supply and gas revenues), inventories, accounts payable, and accrued rate refunds.

For the three months ended March 31, 2015, net cash provided by operating activities at CMS Energy increased $149 million compared with 2014, and net cash provided by operating activities at Consumers increased $140 million compared with 2014.  The increases were due primarily to gas purchases at lower prices in 2015 and a decrease in GCR underrecoveries, offset partially by higher postretirement benefit contributions.

INVESTING ACTIVITIES

Presented in the following table are specific components of net cash used in investing activities for the three months ended March 31, 2015 and 2014:

			In Millions
Three Months Ended March 31	2015	2014	Change
CMS Energy, including Consumers
Capital expenditures	$(348)	$(304)	$(44)
DB SERP fund contributions	(25)	-	(25)
Costs to retire property and other	(49)	(42)	(7)
Net cash used in investing activities	$(422)	$(346)	$(76)
Consumers
Capital expenditures	$(345)	$(302)	$(43)
DB SERP fund contributions	(17)	-	(17)
Costs to retire property and other	(21)	(13)	(8)
Net cash used in investing activities	$(383)	$(315)	$(68)

For the three months ended March 31, 2015, net cash used in investing activities at CMS Energy increased $76 million compared with 2014, and net cash used in investing activities at Consumers increased $68 million compared with 2014.  The changes were due primarily to an increase in capital expenditures under Consumers’ capital investment program and to DB SERP fund contributions in 2015.

FINANCING ACTIVITIES

Presented in the following table are specific components of net cash provided by (used in) financing activities for the three months ended March 31, 2015 and 2014:

			In Millions
Three Months Ended March 31	2015	2014	Change
CMS Energy, including Consumers
Issuance of debt	$229	$644	$(415)
Retirement of debt	(100)	(104)	4
Payment of dividends on common stock	(80)	(72)	(8)
Decrease in notes payable	(60)	(170)	110
Other financing activities	(12)	23	(35)
Net cash provided by (used in) financing activities	$(23)	$321	$(344)
Consumers
Retirement of debt	$(11)	$(11)	$-
Payment of dividends on common stock	(122)	(135)	13
Stockholder contribution from CMS Energy	150	150	-
Decrease in notes payable	(60)	(170)	110
Other financing activities	(6)	(5)	(1)
Net cash used in financing activities	$(49)	$(171)	$122

For the three months ended March 31, 2015, net cash provided by financing activities at CMS Energy decreased $344 million compared with 2014, and net cash used in financing activities at Consumers decreased $122 million compared with 2014.  At CMS Energy, the change was due primarily to a decrease in debt issuances, offset partially by lower repayments under Consumers’ commercial paper and accounts receivable sales programs.  At Consumers, the change was due primarily to lower repayments under its commercial paper and accounts receivable sales programs.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations.  The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors.  In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act.  For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization – Dividend Restrictions.  For the three months ended March 31, 2015, Consumers paid $122 million in dividends on its common stock to CMS Energy.

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

Access to the financial and capital markets depends on CMS Energy’s and Consumers’ credit ratings and on market conditions.  As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets.  Barring major market dislocations or disruptions, CMS Energy and Consumers expect to continue to have ready access to the financial and capital markets.  If access to these markets were to diminish or otherwise become restricted, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending.  Presented in the following table are CMS Energy’s and Consumers’ secured revolving credit facilities available at March 31, 2015:

In Millions
	Amount of	Amount	Letters of Credit	Amount
	Facility	Borrowed	Outstanding	Available	Expiration Date
CMS Energy parent
Revolving credit facility[1]	$ 550	$ 100	$ 3	$ 447	December 2018
Consumers
Revolving credit facility[2]	$ 650	$ -	$ 10	$ 640	December 2018
Revolving credit facility[2]	30	-	30	-	May 2018

1 Obligations under this facility are secured by Consumers common stock.

2 Obligations under this facility are secured by FMBs of Consumers.

CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit.  Additional sources of liquidity are Consumers’ revolving accounts receivable sales program and its commercial paper program.  Consumers’ revolving accounts receivable sales program allows it to transfer up to $250 million of eligible accounts receivable as a secured borrowing.  At March 31, 2015, $250 million of accounts receivable were eligible and available for transfer under this program.  Consumers’ commercial paper program allows Consumers  to issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates.  These issuances are supported by Consumers’ $650 million revolving credit facility and may have an aggregate principal amount outstanding of up to $500 million.  While the amount of outstanding commercial paper does not reduce the revolving credit facility’s available capacity, Consumers would not issue commercial paper in an amount exceeding the available facility capacity.  At March 31, 2015, no commercial paper notes were outstanding under this program.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein.  At March 31, 2015, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities.  CMS Energy and Consumers were each in compliance with these covenants as of March 31, 2015, as presented in the following table:

March 31, 2015
Description	Limit		Actual
CMS Energy parent
Debt to EBITDA[1,2]	<	6.0 to 1.0	4.7 to 1.0
Interest Coverage[2]	>	2.0 to 1.0	4.5 to 1.0
Consumers
Debt to Capital[3]	<	0.65 to 1.0	0.47 to 1.0

1 Applies to CMS Energy’s $550 million revolving credit agreement.

2 Applies to CMS Energy’s $180 million term loan credit agreement.

3 Applies to Consumers’ $650 million and $30 million revolving credit agreements, $35 million and $68 million reimbursement agreements, and $250 million revolving accounts receivable sales agreement.

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

OFF-BALANCE-SHEET ARRANGEMENTS

CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties.  These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees.  Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms.  The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $148 million at March 31, 2015.  While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition.  For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments – Guarantees.

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

CONSUMERS ELECTRIC UTILITY AND GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Energy Optimization Plan:  The 2008 Energy Law requires Consumers to achieve cumulative reductions of 5.6 percent in customers’ electricity use and 3.9 percent in customers’ natural gas use by December 31, 2015.  Under its energy optimization plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs.  At March 31, 2015, Consumers had achieved cumulative reductions of 6.3 percent in customers’ electricity use and 4.4 percent in customers’ natural gas use; the savings results will be certified at the end of the plan year by a third party.

Smart Energy:  Consumers’ grid modernization effort continues.  In 2012, Consumers began installing smart meters for electric residential and small business customers in western Michigan.  One of the functions of smart meters is to allow customers to monitor and manage their energy usage, which Consumers expects will help reduce demand during critical peak times, resulting in lower peak electric capacity requirements.  The installation of smart meters should also provide for both operational and customer benefits.  As of March 31, 2015, Consumers had upgraded 447,000 electric customers in western Michigan to smart meters.  Of the customers scheduled for the upgrade, 0.5 percent have chosen not to participate in the smart meter program.

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

•                 continued operation or upgrade of existing units; and

•                 purchases of short-term market capacity.

In 2013, Consumers signed an agreement to purchase a 540-MW natural gas-fueled electric generating plant located in Jackson, Michigan for $155 million from AlphaGen Power LLC and DPC Juniper, LLC, affiliates of JPMorgan Chase & Co.  As provided for in the agreement, the purchase is subject to FERC, MPSC, and other approvals.  Consumers received approval from FERC for the purchase in September 2014.  Consumers expects to close the purchase in early 2016.

In January 2014, as a result of this planned purchase, Consumers announced plans to defer the development of its proposed 700-MW natural gas-fueled electric generating plant at its Thetford complex in Genesee County, Michigan, which Consumers estimated would have cost $700 million.  The MDEQ granted an extension of the project’s air permit in January 2015.  The permit will be void if Consumers does not start construction or obtain a further extension before July 2016.

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

With the planned retirement of seven smaller coal-fueled electric generating units in 2016, the purchase of the natural gas-fueled electric generating plant, upgrades at Ludington, energy efficiency programs, and demand management programs, Consumers expects its existing resources to be adequate to meet the capacity requirements of its full-service customers for 2016 through 2020.  As demand forecasts become more certain, Consumers may take additional actions to cover any remaining capacity requirements, including participation in the annual MISO planning resource auction.

Renewable Energy Plan:  Consumers’ renewable energy plan details how Consumers expects to meet REC and capacity standards prescribed by the 2008 Energy Law.  This law requires Consumers to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource in an amount equal to at least ten percent of Consumers’ electric sales volume (estimated to be 3.3 million RECs annually) in 2015 and each year thereafter.  Under its renewable energy plan, Consumers expects to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.

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

•                 weather fluctuations; and

•                 Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity.

Electric ROA:  The 2008 Energy Law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At March 31, 2015, electric deliveries under the ROA program were at the ten-percent limit and alternative electric suppliers were providing 761 MW of generation service to ROA customers.  Of Consumers’ 1.8 million electric customers, 306 customers, or 0.02 percent, purchased electric generation service under the ROA program.

In March 2015, members of the Michigan Senate and House of Representatives introduced various bills related to ROA.  These bills propose a range of changes to ROA, including eliminating ROA, maintaining the existing ROA program but imposing conditions on a customer’s return to utility service, and raising the ROA limit.  Consumers is unable to predict the form and timing of any final legislation or whether other bills might be introduced in 2015.  An increase to the ROA limit could negatively affect Consumers’ financial results and operations.

Governor’s Energy Initiative:  In March 2015, Michigan’s governor outlined several key goals for the state’s energy policy, with a focus on increasing the use of clean energy sources, reducing Michigan’s reliance on coal, deploying smart meters, investing in the power grid and pipeline system, eliminating energy waste, and ensuring affordable, reliable, and adaptable energy while protecting the environment.

Electric Transmission:  In 2012, ReliabilityFirst Corporation informed Consumers that Consumers may not be properly registered to meet certain NERC electric reliability standards.  Consumers assessed its registration status, taking into consideration FERC’s December 2012 order on the definition of a bulk electric system, and in 2013 Consumers notified ReliabilityFirst Corporation that it was preparing to register as a transmission owner, transmission planner, and transmission operator.  In light of this order, Consumers reviewed the classification of certain electric distribution assets and, in April 2014, filed an application for reclassification with the MPSC.  In October 2014, the MPSC approved a settlement agreement that will allow Consumers to reclassify $34 million of net plant assets from distribution to transmission, subject to FERC approval.  FERC approved the reclassification in April 2015.

In a separate matter, METC notified Consumers that the reclassified assets need to be conveyed by Consumers to METC under the terms of the DTIA.  Consumers disagrees with METC’s interpretation of the provisions of the DTIA.

Electric Rate Matters:  Rate matters are critical to Consumers’ electric utility business.  For additional details on rate matters, see Note 2, Regulatory Matters.

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

In Millions
Components of the rate increase
Investment in rate base	$185
Addition of natural gas-fueled electric generating plant	35
Operating and maintenance costs	26
Cost of capital	21
Working capital	6
Cost-reduction initiatives	(80)
Gross margin	(30)
Total	$163

The filing also seeks approval of an investment recovery mechanism that would allow recovery of an additional $163 million in total for incremental investments that Consumers plans to make in 2016 and 2017 and $78 million for incremental investments planned in 2018, subject to reconciliation.

Depreciation Rate Case:  In June 2014, Consumers filed a depreciation case related to its electric and common utility property.  In this case, Consumers requested an increase in depreciation expense, and its recovery of that expense, of $28 million annually.  In April 2015, Consumers filed a settlement agreement with the MPSC, under which the parties agreed to an increase in Consumers’ depreciation expense, and its recovery of that expense, of $6 million annually.

Electric Environmental Outlook:  Consumers’ operations are subject to various state and federal environmental laws and regulations.  Consumers estimates that it will incur expenditures of $0.8 billion from 2015 through 2019 to continue to comply with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations.  Consumers expects to recover these costs in customer rates, but cannot guarantee this result.  Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters:

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

In 2012, the EPA published emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS.  Under MATS, all of Consumers’ existing coal-fueled electric generating units are required to add additional controls for hazardous air pollutants.  Compliance is required by April 2015, unless an extension is granted by the MDEQ.  Consumers has received a one-year extension for ten of its coal-fueled units.  To accommodate recent changes to MATS, Consumers also received a one-year extension for its two oil/gas-fueled units and a six-month extension for its two other coal-fueled units, which have the necessary pollution equipment already installed.  Consumers expects to meet the extended deadline for the five coal-fueled units and two oil/gas-fueled units it intends to continue operating and plans to retire the remaining seven coal-fueled units by the extended deadline.  MATS is presently being litigated and the U.S. Supreme Court is expected to issue a ruling in 2015.

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

CCRs:  In April 2015, the EPA published a final rule regulating CCRs, such as coal ash, under the Resource Conservation and Recovery Act. The final rule adopts non-hazardous minimum standards for beneficially reusing and disposing of CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information.  The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non-CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards.  Consumers expects that it may accelerate some planned capital and cost of removal expenditures at its coal-fueled units to meet compliance deadlines, but is still evaluating the impacts of this rule.

Water:  The EPA’s rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act became effective in October 2014.  The rule is aimed at reducing alleged harmful impacts on fish and shellfish.  Consumers does not expect any adverse changes to its environmental strategy as a result of the final rule.  Consumers also expects the EPA to issue final effluent limitation guidelines in 2015 that may require physical and/or chemical treatment of wastewater discharges from electric generating plants.  Consumers will evaluate these rules and their potential impacts on Consumers’ electric generating plants once they are final.

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

•                 weather fluctuations;

•                 use by power producers;

•                 availability and development of renewable energy sources;

•                 gas price changes;

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

•                 representations, warranties, and indemnities provided by CMS Energy in connection with previous sales of assets;

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

OTHER OUTLOOK AND UNCERTAINTIES

EnerBank:  EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements.  EnerBank represented three percent of CMS Energy’s net assets at March 31, 2015 and three percent of CMS Energy’s net income available to common stockholders for the three months ended March 31, 2015.  The carrying value of EnerBank’s loan portfolio was $967 million at March 31, 2015.  Its loan portfolio was funded primarily by deposit liabilities of $924 million.  The twelve-month rolling average default rate on loans held by EnerBank has remained stable at 0.6 percent at March 31, 2015.  CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate.  With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of March 31, 2015.

Union Contract:  The present UWUA agreement for operating, maintenance, and construction employees expires in June 2015.  In April 2015, Consumers reached a tentative agreement with the UWUA on a new five-year contract for these UWUA members.  The new contract is expected to be ratified in May 2015.

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

CMS Energy Corporation

Consolidated Statements of Income

(Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2015	2014

Operating Revenue	$2,111	$2,523

Operating Expenses
Fuel for electric generation	167	219
Purchased and interchange power	349	498
Purchased power – related parties	23	24
Cost of gas sold	589	834
Maintenance and other operating expenses	283	266
Depreciation and amortization	222	199
General taxes	81	75
Total operating expenses	1,714	2,115

Operating Income	397	408

Other Income (Expense)
Interest income	1	-
Allowance for equity funds used during construction	2	2
Income from equity method investees	4	4
Other income	3	3
Other expense	(4)	(7)
Total other income	6	2

Interest Charges
Interest on long-term debt	96	97
Other interest expense	6	5
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	101	101

Income Before Income Taxes	302	309
Income Tax Expense	100	105

Net Income Available to Common Stockholders	$202	$204

Basic Earnings Per Average Common Share	$0.73	$0.77
Diluted Earnings Per Average Common Share	$0.73	$0.75

Dividends Declared Per Common Share	$0.29	$0.27

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

In Millions
Three Months Ended March 31	2015	2014

Net Income	$202	$204

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $1 and $-	1	-

Derivative Instruments
Reclassification adjustments included in net income, net of tax of $- and $-	-	1

Other Comprehensive Income	1	1

Comprehensive Income	$203	$205

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Cash Flows

(Unaudited)

In Millions
Three Months Ended March 31	2015	2014

Cash Flows from Operating Activities
Net income	$202	$204
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	222	199
Deferred income taxes and investment tax credit	99	102
Postretirement benefits expense	23	6
Other non-cash operating activities	19	19
Postretirement benefits contributions	(31)	(2)
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	(48)	(313)
Inventories	378	345
Accounts payable and accrued refunds	(36)	105
Other current and non-current assets and liabilities	(68)	(54)
Net cash provided by operating activities	760	611

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(348)	(304)
Cost to retire property	(10)	(14)
Increase in EnerBank notes receivable	(29)	(29)
Other investing activities	(35)	1
Net cash used in investing activities	(422)	(346)

Cash Flows from Financing Activities
Proceeds from issuance of debt	100	550
Retirements of EnerBank notes, net	40	16
Issuance of common stock	4	33
Retirement of long-term debt	(11)	(26)
Payment of dividends on common stock	(80)	(72)
Decrease in notes payable	(60)	(170)
Payment of capital lease obligations and other financing costs	(16)	(10)
Net cash provided by (used in) financing activities	(23)	321

Net Increase in Cash and Cash Equivalents	315	586

Cash and Cash Equivalents, Beginning of Period	207	172

Cash and Cash Equivalents, End of Period	$522	$758

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$117	$116

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets

(Unaudited)

ASSETS
In Millions
	March 31	December 31
	2015	2014

Current Assets
Cash and cash equivalents	$522	$207
Restricted cash and cash equivalents	49	37
Accounts receivable and accrued revenue, less allowances of $37 in 2015 and $40 in 2014	908	881
Notes receivable	103	98
Notes receivable held for sale	49	41
Accounts receivable – related parties	11	11
Accrued gas revenue	-	27
Inventories at average cost
Gas in underground storage	328	681
Materials and supplies	115	117
Generating plant fuel stock	97	120
Deferred property taxes	178	216
Regulatory assets	57	89
Prepayments and other current assets	84	72
Total current assets	2,501	2,597

Plant, Property, and Equipment
Plant, property, and equipment, gross	17,930	17,721
Less accumulated depreciation and amortization	5,545	5,415
Plant, property, and equipment, net	12,385	12,306
Construction work in progress	1,141	1,106
Total plant, property, and equipment	13,526	13,412

Other Non-current Assets
Regulatory assets	1,932	1,956
Accounts and notes receivable, less allowances of $8 in 2015 and 2014	823	807
Investments	62	61
Other	354	352
Total other non-current assets	3,171	3,176

Total Assets	$19,198	$19,185

LIABILITIES AND EQUITY
In Millions
	March 31	December 31
	2015	2014

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$543	$540
Notes payable	-	60
Accounts payable	512	678
Accounts payable – related parties	9	10
Accrued rate refunds	23	6
Accrued interest	67	108
Accrued taxes	239	316
Deferred income taxes	21	66
Regulatory liabilities	68	67
Other current liabilities	117	163
Total current liabilities	1,599	2,014

Non-current Liabilities
Long-term debt	8,143	8,016
Non-current portion of capital leases and financing obligation	117	123
Regulatory liabilities	2,139	2,095
Postretirement benefits	844	872
Asset retirement obligations	344	340
Deferred investment tax credit	58	37
Deferred income taxes	1,811	1,682
Other non-current liabilities	304	299
Total non-current liabilities	13,760	13,464

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 276.0 shares in 2015 and 275.2 shares in 2014	3	3
Other paid-in capital	4,783	4,774
Accumulated other comprehensive loss	(48)	(49)
Accumulated deficit	(936)	(1,058)
Total common stockholders’ equity	3,802	3,670
Noncontrolling interests	37	37
Total equity	3,839	3,707

Total Liabilities and Equity	$19,198	$19,185

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity

(Unaudited)

In Millions
Three Months Ended March 31	2015	2014

Total Equity at Beginning of Period	$3,707	$3,491

Common Stock
At beginning and end of period	3	3

Other Paid-in Capital
At beginning of period	4,774	4,715
Common stock issued	10	37
Common stock repurchased	(11)	(6)
Common stock reissued	10	-
At end of period	4,783	4,746

Accumulated Other Comprehensive Loss
At beginning of period	(49)	(22)
Retirement benefits liability
At beginning of period	(48)	(21)
Amortization of net actuarial loss	1	-
At end of period	(47)	(21)
Investments
At beginning and end of period	(1)	-
Derivative instruments
At beginning of period	-	(1)
Reclassification adjustments included in net income	-	1
At end of period	-	-
At end of period	(48)	(21)

Accumulated Deficit
At beginning of period	(1,058)	(1,242)
Net income attributable to CMS Energy	202	204
Dividends declared on common stock	(80)	(72)
At end of period	(936)	(1,110)

Noncontrolling Interests
At beginning and end of period	37	37

Total Equity at End of Period	$3,839	$3,655

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Income

(Unaudited)

In Millions
Three Months Ended March 31	2015	2014

Operating Revenue	$2,028	$2,382

Operating Expenses
Fuel for electric generation	133	186
Purchased and interchange power	346	484
Purchased power – related parties	23	24
Cost of gas sold	583	768
Maintenance and other operating expenses	265	250
Depreciation and amortization	220	197
General taxes	79	74
Total operating expenses	1,649	1,983

Operating Income	379	399

Other Income (Expense)
Interest income	1	-
Allowance for equity funds used during construction	2	2
Other income	12	3
Other expense	(4)	(6)
Total other income (expense)	11	(1)

Interest Charges
Interest on long-term debt	63	59
Other interest expense	3	3
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	65	61

Income Before Income Taxes	325	337
Income Tax Expense	110	116

Net Income Available to Common Stockholder	$215	$221

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income

(Unaudited)

		In Millions
Three Months Ended March 31	2015	2014

Net Income	$215	$221

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- and $-	1	-

Investments
Unrealized gain on investments, net of tax of $- and $1	-	2
Reclassification adjustments included in net income, net of tax of $(3) and $-	(5)	-

Other Comprehensive Income (Loss)	(4)	2

Comprehensive Income	$211	$223

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Cash Flows

(Unaudited)

In Millions
Three Months Ended March 31	2015	2014

Cash Flows from Operating Activities
Net income	$215	$221
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	220	197
Deferred income taxes and investment tax credit	39	46
Postretirement benefits expense	23	6
Other non-cash operating activities	17	16
Postretirement benefits contributions	(30)	(1)
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	(43)	(303)
Inventories	374	338
Accounts payable and accrued refunds	(32)	108
Other current and non-current assets and liabilities	3	18
Net cash provided by operating activities	786	646

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(345)	(302)
Cost to retire property	(10)	(14)
Other investing activities	(28)	1
Net cash used in investing activities	(383)	(315)

Cash Flows from Financing Activities
Retirement of long-term debt	(11)	(11)
Payment of dividends on common stock	(122)	(135)
Stockholder contribution	150	150
Decrease in notes payable	(60)	(170)
Payment of capital lease obligations and other financing costs	(6)	(5)
Net cash used in financing activities	(49)	(171)

Net Increase in Cash and Cash Equivalents	354	160

Cash and Cash Equivalents, Beginning of Period	71	18

Cash and Cash Equivalents, End of Period	$425	$178

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$117	$116

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets

(Unaudited)

ASSETS

In Millions
	March 31	December 31
	2015	2014

Current Assets
Cash and cash equivalents	$425	$71
Restricted cash and cash equivalents	49	37
Accounts receivable and accrued revenue, less allowances of $36 in 2015 and $39 in 2014	888	863
Accounts receivable – related parties	1	1
Accrued gas revenue	-	27
Inventories at average cost
Gas in underground storage	328	681
Materials and supplies	110	113
Generating plant fuel stock	94	112
Deferred property taxes	178	216
Regulatory assets	57	89
Prepayments and other current assets	78	63
Total current assets	2,208	2,273

Plant, Property, and Equipment
Plant, property, and equipment, gross	17,788	17,580
Less accumulated depreciation and amortization	5,477	5,346
Plant, property, and equipment, net	12,311	12,234
Construction work in progress	1,138	1,103
Total plant, property, and equipment	13,449	13,337

Other Non-current Assets
Regulatory assets	1,932	1,956
Accounts and notes receivable	7	7
Investments	28	38
Other	230	236
Total other non-current assets	2,197	2,237

Total Assets	$17,854	$17,847

LIABILITIES AND EQUITY

In Millions
	March 31	December 31
	2015	2014

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$135	$145
Notes payable	-	60
Accounts payable	496	662
Accounts payable – related parties	14	12
Accrued rate refunds	23	6
Accrued interest	47	70
Accrued taxes	140	149
Deferred income taxes	67	80
Regulatory liabilities	68	67
Other current liabilities	90	135
Total current liabilities	1,080	1,386

Non-current Liabilities
Long-term debt	5,154	5,154
Non-current portion of capital leases and financing obligation	117	123
Regulatory liabilities	2,139	2,095
Postretirement benefits	766	793
Asset retirement obligations	343	339
Deferred investment tax credit	58	37
Deferred income taxes	2,440	2,406
Other non-current liabilities	241	237
Total non-current liabilities	11,258	11,184

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,724	3,574
Accumulated other comprehensive loss	(11)	(7)
Retained earnings	925	832
Total common stockholder’s equity	5,479	5,240
Preferred stock	37	37
Total equity	5,516	5,277

Total Liabilities and Equity	$17,854	$17,847

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity

(Unaudited)

In Millions
Three Months Ended March 31	2015	2014

Total Equity at Beginning of Period	$5,277	$4,857

Common Stock
At beginning and end of period	841	841

Other Paid-in Capital
At beginning of period	3,574	3,257
Stockholder contribution	150	150
At end of period	3,724	3,407

Accumulated Other Comprehensive Loss
At beginning of period	(7)	(2)
Retirement benefits liability
At beginning of period	(26)	(17)
Amortization of net actuarial loss	1	-
At end of period	(25)	(17)
Investments
At beginning of period	19	15
Unrealized gain on investments	-	2
Reclassification adjustments included in net income	(5)	-
At end of period	14	17
At end of period	(11)	-

Retained Earnings
At beginning of period	832	724
Net income	215	221
Dividends declared on common stock	(122)	(135)
At end of period	925	810

Preferred Stock
At beginning and end of period	37	37

Total Equity at End of Period	$5,516	$5,095

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP.  CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the current period.  In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure the fair presentation of financial position, results of operations, and cash flows for the periods presented.  The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2014 Form 10-K.  Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1:               NEW ACCOUNTING STANDARDS

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

ASU 2014-09, Revenue from Contracts with Customers:  This standard was issued by the Financial Accounting Standards Board as a result of a joint project with the International Accounting Standards Board.  The Boards developed a common revenue recognition model that will be applied under GAAP and International Financial Reporting Standards.  The new guidance will replace most of the existing revenue recognition requirements in GAAP, although certain guidance specific to rate-regulated utilities will be retained.  As issued, the standard will become effective January 1, 2017 for CMS Energy and Consumers; however, the Financial Accounting Standards Board has decided to propose a one-year delay in the effective date.  Entities will have the option to apply the standard retrospectively to all prior periods presented, or to apply it retrospectively only to contracts existing at the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings.  CMS Energy and Consumers are evaluating the impact of the standard on their consolidated financial statements.

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

ASU 2015-02, Amendments to the Consolidation Analysis:  This standard, which will become effective January 1, 2016 for CMS Energy and Consumers, provides amended guidance on whether reporting entities should consolidate certain legal entities, including limited partnerships.  CMS Energy and Consumers are evaluating the impact of the standard on their consolidated financial statements.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs:  This standard, which will be effective January 1, 2016 for CMS Energy and Consumers, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet.  Presently, debt issuance costs are reported as an asset.  The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums.  The standard is to be applied retrospectively to all prior periods presented.  At March 31, 2015, CMS Energy had $44 million of unamortized debt issuance costs, which included $23 million at Consumers.  These amounts are recorded in other non-current assets on the consolidated balance sheets.

2:               REGULATORY MATTERS

Regulatory matters are critical to Consumers.  The Michigan Attorney General, ABATE, the MPSC Staff, and certain other parties typically participate in MPSC proceedings concerning Consumers, such as Consumers’ rate cases and PSCR and GCR processes.  These parties often challenge various aspects of those proceedings, including the prudence of Consumers’ policies and practices, and seek cost disallowances and other relief.  The parties also have appealed significant MPSC orders.  Depending upon the specific issues, the outcomes of rate cases and proceedings, including judicial proceedings challenging MPSC orders or other actions, could negatively affect CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.  Consumers cannot predict the outcome of these proceedings.

There are multiple appeals pending that involve various issues concerning cost allocation among customers, the allocation of refunds among customer groups, the adequacy of the record evidence supporting the recovery of Smart Energy investments, and other matters.  Consumers is unable to predict the outcome of these appeals.

Gas Rate Case:  In July 2014, Consumers filed an application with the MPSC seeking an annual rate increase of $88 million.  The filing requested authority to recover new investments that will allow Consumers to improve system reliability, comply with regulations, and enhance technology.

In January 2015, the MPSC approved a settlement agreement authorizing a $45 million annual rate increase, based on a 10.3 percent authorized return on equity.  This was Consumers’ first gas base rate increase since 2012.

Energy Optimization Plan Incentive:  Consumers exceeded its savings targets under both electric and gas optimization plans during 2014, and will therefore request the MPSC’s approval to collect $17 million, the maximum incentive, in the energy optimization reconciliation scheduled to be filed in May 2015.

3:               CONTINGENCIES AND COMMITMENTS

CMS Energy and Consumers are involved in various matters that give rise to contingent liabilities.  Depending on the specific issues, the resolution of these contingencies could negatively affect CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.  In their disclosures of these matters, CMS Energy and Consumers provide an estimate of the possible loss or range of loss when such an estimate can be made.  Disclosures that state that CMS Energy or Consumers cannot predict the outcome of a matter indicate that they are unable to estimate a possible loss or range of loss for the matter.

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

In August 2013, the joint defense group in these cases, of which CMS Energy defendants are members, filed a petition with the U.S. Supreme Court in an attempt to overturn the decision of the U.S. Court of Appeals for the Ninth Circuit.  In July 2014, the U.S. Supreme Court agreed to hear this case.  In April 2015, the U.S. Supreme Court upheld the decision of the Ninth Circuit.  The case will now be sent back to the district court for continued proceedings, including completion of discovery, motions, and trial.

These cases involve complex facts, a large number of similarly situated defendants with different factual positions, and multiple jurisdictions.  Presently, any estimate of liability would be highly speculative; the amount of CMS Energy’s possible loss would be based on widely varying models previously untested in this context.  If the outcome after appeals is unfavorable, these cases could negatively affect CMS Energy’s liquidity, financial condition, and results of operations.

Bay Harbor:  CMS Land retained environmental remediation obligations for the collection and treatment of leachate, a liquid consisting of water and other substances, at Bay Harbor after selling its interests in the development in 2002.  Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site.  In 2012, CMS Land and the MDEQ finalized an agreement that established the final remedies and the future water quality criteria at the site.  CMS Land has completed all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit issued in 2010.  CMS Land is presently working with the MDEQ to renew this permit, which requires renewal every five years.

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

CMS Energy has recorded a cumulative charge related to Bay Harbor of $246 million, which includes accretion expense.  At March 31, 2015, CMS Energy had a recorded liability of $61 million for its remaining obligations.  CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs.  The undiscounted amount of the remaining obligation is $78 million.  CMS Energy expects to pay $7 million in 2015, $6 million in 2016, $5 million in 2017, $5 million in 2018, $5 million in 2019, and the remaining amount thereafter for long-term liquid disposal and operating and maintenance costs.  CMS Energy’s estimate of response activity costs and the timing of expenditures could change if there are changes in circumstances or assumptions used in calculating the liability.

Although a liability for its present estimate of remaining response activity costs has been recorded, CMS Energy cannot predict the ultimate financial impact or outcome of this matter.

Equatorial Guinea Tax Claim:  In 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea.  The government of Equatorial Guinea claims that CMS Energy owes $142 million in taxes, plus significant penalties and interest, in connection with the sale and may proceed to formal arbitration.  CMS Energy has concluded that the government’s tax claim is without merit.  CMS Energy is vigorously contesting the claim but cannot predict the financial impact or outcome of this matter.  It is possible that the outcome of this matter could negatively affect CMS Energy’s liquidity, financial condition, and results of operations.

CONSUMERS ELECTRIC UTILITY CONTINGENCIES

Electric Environmental Matters:  Consumers’ operations are subject to environmental laws and regulations.  Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.

Cleanup and Solid Waste:  Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA.  Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome.  Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $4 million and $5 million.  At March 31, 2015, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability.

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

Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $9 million.  Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability.  At March 31, 2015, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability.

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

Ludington PCB:  In 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout, and sealant materials at Ludington.  Consumers removed part of the PCB material and replaced it with non-PCB material.  Consumers has had several communications with the EPA regarding this matter.  Consumers cannot predict the financial impact or outcome of this matter.

CCRs:  In April 2015, the EPA published a final rule regulating CCRs, such as coal ash, under the Resource Conservation and Recovery Act. The final rule adopts non-hazardous minimum standards for beneficially reusing and disposing of CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information.  The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non-CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards.  Consumers expects that it may accelerate some planned capital and cost of removal expenditures at its coal-fueled units to meet compliance deadlines, but is still evaluating the impacts of this rule.

Renewable Energy Matters:  In 2013, a group of landowners filed a lawsuit in Mason County (Michigan) Circuit Court alleging, among other things, personal injury, loss of property value, and impacts to the use and enjoyment of their land as a result of the operations of Lake Winds® Energy Park.  In October 2014 and January 2015, Consumers reached settlements with the plaintiffs.  These settlements were not material to Consumers.

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

At March 31, 2015, Consumers had a recorded liability of $115 million for its remaining obligations for these sites.  This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent.  The undiscounted amount of the remaining obligation is $131 million.  Consumers expects to pay the following amounts for remediation and other response activity costs in 2015 and in each of the next four years:

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

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period.  At March 31, 2015, Consumers had a regulatory asset of $145 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million.  At March 31, 2015, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability.

GUARANTEES

Presented in the following table are CMS Energy’s and Consumers’ guarantees at March 31, 2015:

	In Millions
			Maximum		Carrying
Guarantee Description	Issue Date	Expiration Date	Obligation		Amount
CMS Energy, including Consumers
Indemnity obligations from asset sales and other agreements	Various	Various through August 2029	$148	[1]	$7
Guarantees	Various	Various through March 2021	51		-
Consumers
Indemnity obligations and other guarantees	Various	Various through August 2029	$30		$1

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

OTHER CONTINGENCIES

Other:  In addition to the matters disclosed in this Note and Note 2, Regulatory Matters, there are certain other lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties.  These other lawsuits and proceedings may involve personal injury, property damage, contracts, environmental matters, federal and state taxes, rates, licensing, employment, and other matters.  Further, CMS Energy and Consumers occasionally self-report certain regulatory non-compliance matters that may or may not eventually result in administrative proceedings.  CMS Energy and Consumers believe that the outcome of any one of these proceedings will not have a material negative effect on their consolidated results of operations, financial condition, or liquidity.

4:               FINANCINGS AND CAPITALIZATION

Revolving Credit Facilities:  The following secured revolving credit facilities with banks were available at March 31, 2015:

	In Millions
			Letters of Credit
Expiration Date	Amount of Facility	Amount Borrowed	Outstanding	Amount Available
CMS Energy parent
December 20, 2018[1]	$550	$100	$3	$447
Consumers
December 20, 2018[2]	$650	$-	$10	$640
May 9, 2018[2]	30	-	30	-

1  During the three months ended March 31, 2015, CMS Energy’s average borrowings totaled $68 million with a weighted-average interest rate of 1.42 percent.  Obligations under this facility are secured by Consumers common stock.

2  Obligations under this facility are secured by FMBs of Consumers.

Short-term Borrowings:  Under Consumers’ revolving accounts receivable sales program, which will expire in November 2016 and is generally renewed annually, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements.  These transactions are accounted for as short-term secured borrowings.  At March 31, 2015, no accounts receivable had been transferred under the program.

In September 2014, Consumers entered into a commercial paper program.  Under the program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates.  These issuances are supported by Consumers’ $650 million revolving credit facility and may have an aggregate principal amount outstanding of up to $500 million.  While the amount of outstanding commercial paper does not reduce the revolver’s available capacity, Consumers would not issue commercial paper in an amount exceeding the available revolver capacity.  At March 31, 2015, no commercial paper notes were outstanding under this program.

Dividend Restrictions:  At March 31, 2015, payment of dividends by CMS Energy on its common stock was limited to $3.8 billion under provisions of the Michigan Business Corporation Act of 1972.

Under the provisions of its articles of incorporation, at March 31, 2015, Consumers had $860 million of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy.  Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings.  Several decisions from FERC suggest that under a variety of circumstances dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings.  Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.

For the three months ended March 31, 2015, Consumers paid $122 million in dividends on its common stock to CMS Energy.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

				In Millions
	CMS Energy, including Consumers		Consumers
	March 31	December 31	March 31	December 31
	2015	2014	2015	2014
Assets[1]
Cash equivalents	$349	$110	$309	$19
Restricted cash equivalents	50	38	50	38
CMS Energy common stock	-	-	28	38
Nonqualified deferred compensation plan assets	9	8	6	6
DB SERP
Cash equivalents	3	4	2	3
Mutual funds	151	127	107	90
Derivative instruments
Commodity contracts	1	2	1	2
Total	$563	$289	$503	$196
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$9	$8	$6	$6
Derivative instruments
Commodity contracts	1	1	-	1
Total	$10	$9	$6	$7

1    All assets and liabilities were classified as Level 1 with the exception of some commodity contracts, which were classified as Level 2 or Level 3 and which were insignificant at March 31, 2015 and December 31, 2014.

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

DB SERP Assets:  CMS Energy and Consumers value their DB SERP assets using a market approach that incorporates quoted market prices.  The DB SERP cash equivalents consist of a money market fund with daily liquidity.  The DB SERP invests in mutual funds that hold primarily fixed-income instruments of varying maturities.  In order to meet their investment objectives, the funds hold investment-grade debt securities and may invest a portion of their assets in high-yield securities, foreign debt, and derivative instruments.  CMS Energy and Consumers value these funds using the daily quoted NAVs that are publicly available and are the basis for transactions to buy or sell shares in each fund.  CMS Energy and Consumers report their DB SERP assets in other non-current assets on their consolidated balance sheets.  For additional details about DB SERP securities, see Note 6, Financial Instruments.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS USING SIGNIFICANT LEVEL 3 INPUTS

Presented in the following table are reconciliations of changes in the fair values of Level 3 assets and liabilities at CMS Energy and Consumers:

		In Millions
Three Months Ended March 31	2015	2014
CMS Energy, including Consumers
Balance at beginning of period	$1	$4
Total gains (losses) offset through regulatory accounting	1	(19)
Settlements	(1)	15
Balance at end of period	$1	$-
Consumers
Balance at beginning of period	$1	$4
Total gains (losses) offset through regulatory accounting	1	(19)
Settlements	(1)	15
Balance at end of period	$1	$-

There were no unrealized gains included in earnings related to assets and liabilities still held at March 31, 2015 or 2014.

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

									In Millions

	March 31, 2015					December 31, 2014
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers

Securities held to maturity	$12	$12	$-	$12	$-	$11	$11	$-	$11	$-
Notes receivable[1]	967	1,028	-	-	1,028	938	995	-	-	995
Long-term debt[2]	8,664	9,562	-	8,508	1,054	8,535	9,285	-	8,252	1,033
Consumers
Long-term debt[3]	$5,267	$5,823	$-	$4,769	$1,054	$5,278	$5,749	$-	$4,716	$1,033

1    Includes current portion of notes receivable of $151 million at March 31, 2015 and $138 million at December 31, 2014.

2    Includes current portion of long-term debt of $521 million at March 31, 2015 and $519 million at December 31, 2014.

3    Includes current portion of long-term debt of $113 million at March 31, 2015 and $124 million at December 31, 2014.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt.  At March 31, 2015 and December 31, 2014, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements.  This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

							In Millions
	March 31, 2015				December 31, 2014
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$153	$-	$2	$151	$129	$-	$2	$127
Held to maturity
Debt securities	12	-	-	12	11	-	-	11
Consumers
Available for sale
DB SERP
Mutual funds	$109	$-	$2	$107	$92	$-	$2	$90
CMS Energy common stock	4	24	-	28	5	33	-	38

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities.  During the three months ended March 31, 2015, CMS Energy contributed $25 million to the DB SERP, which included a contribution of $17 million by Consumers.  Debt securities classified as held to maturity consist primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.

Consumers recognized a gain of $9 million in January 2015 associated with the transfer of shares of CMS Energy common stock to a related charitable foundation.  The gain reflected the excess of fair value over cost of the stock donated and was recorded in other income on Consumers’ consolidated statements of income.  The gain was eliminated on CMS Energy’s consolidated statements of income.

7:               NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s current and non-current notes receivable:

		In Millions
	March 31, 2015	December 31, 2014
CMS Energy
Current
EnerBank notes receivable, net of allowance for loan losses	$102	$97
EnerBank notes receivable held for sale	49	41
Other	1	1
Non-current
EnerBank notes receivable, net of allowance for loan losses	816	800
Total notes receivable	$968	$939

EnerBank notes receivable are unsecured consumer installment loans for financing home improvements.  EnerBank records its notes receivable at cost, less allowance for loan losses.  At March 31, 2015, $49 million of notes receivable were classified as held for sale; the fair value of notes receivable held for sale exceeded their carrying value.  These notes are expected to be sold in 2015.

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

Loans that are 30 days or more past due are considered delinquent.  The balance of EnerBank’s delinquent consumer loans was $5 million at March 31, 2015 and December 31, 2014.

At March 31, 2015 and December 31, 2014, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

8:               RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.

Following amendments to the OPEB Plan in 2013, Consumers’ OPEB costs decreased substantially and, as a result, the OPEB Plan was fully funded at December 31, 2013.  In September 2014, the MPSC approved a settlement agreement addressing Consumers’ OPEB Plan funding.  In accordance with the settlement agreement, Consumers contributed $25 million to the plan in October 2014 and $29 million in February 2015.  Consumers has suspended further contributions until the MPSC determines funding requirements in future general rate cases.

Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

			In Millions
	DB Pension Plan		OPEB Plan
Three Months Ended March 31	2015	2014	2015	2014
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$12	$10	$6	$5
Interest expense	25	25	15	14
Expected return on plan assets	(34)	(34)	(23)	(22)
Amortization of:
Net loss	23	15	5	-
Prior service credit	-	-	(10)	(10)
Net periodic cost (credit)	$26	$16	$(7)	$(13)
Consumers
Net periodic cost (credit)
Service cost	$12	$10	$6	$5
Interest expense	25	24	14	13
Expected return on plan assets	(33)	(33)	(22)	(21)
Amortization of:
Net loss	22	14	6	1
Prior service credit	-	-	(10)	(10)
Net periodic cost (credit)	$26	$15	$(6)	$(12)

9:               INCOME TAXES

Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations, excluding noncontrolling interests:

Three Months Ended March 31	2015	2014
CMS Energy, including Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.8	4.9
Accelerated flow-through of regulatory tax benefits	(4.9)	(5.4)
Other, net	(1.8)	(0.5)
Effective tax rate	33.1%	34.0%
Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.7	4.9
Accelerated flow-through of regulatory tax benefits	(4.4)	(4.8)
Other, net	(1.5)	(0.7)
Effective tax rate	33.8%	34.4%

Prior to 2014, Consumers recognized the income tax benefits associated with the removal costs of plant placed in service before 1993 as payments were made and the tax benefits were flowed through to customers.  In 2013, the MPSC issued an order authorizing Consumers to flow through to customers the income tax benefits on a straight-line basis over an accelerated period.  This regulatory treatment, which Consumers implemented in January 2014, will accelerate the return of $209 million of income tax benefits over five years to electric customers and $260 million of income tax benefits over 12 years to gas customers.  For the three months ended March 31, 2015, this treatment reduced Consumers’ income tax expense by $14 million.

10:      EARNINGS PER SHARE – CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
Three Months Ended March 31	2015	2014
Income available to common stockholders
Income from continuing operations available to common stockholders – basic and diluted	$202	$204
Average common shares outstanding
Weighted-average shares – basic	274.8	266.1
Add dilutive contingently convertible securities	-	6.3
Add dilutive non-vested stock awards	0.9	0.6
Weighted-average shares – diluted	275.7	273.0
Income from continuing operations per average common share available to common stockholders
Basic	$0.73	$0.77
Diluted	0.73	0.75

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

Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

In Millions
Three Months Ended March 31	2015	2014
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,033	$1,224
Gas utility	995	1,158
Enterprises	60	122
Other reconciling items	23	19
Total operating revenue – CMS Energy	$2,111	$2,523
Consumers
Operating revenue
Electric utility	$1,033	$1,224
Gas utility	995	1,158
Total operating revenue – Consumers	$2,028	$2,382
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$94	$100
Gas utility	121	121
Enterprises	7	2
Other reconciling items	(20)	(19)
Total net income available to common stockholders – CMS Energy	$202	$204
Consumers
Net income available to common stockholder
Electric utility	$94	$100
Gas utility	121	121
Total net income available to common stockholder – Consumers	$215	$221

		In Millions
	March 31, 2015	December 31, 2014
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$ 12,397	$ 12,230
Gas utility[1]	5,376	5,335
Enterprises	118	115
Other reconciling items	39	41
Total plant, property, and equipment, gross – CMS Energy	$ 17,930	$ 17,721
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$ 12,397	$ 12,230
Gas utility[1]	5,376	5,335
Other reconciling items	15	15
Total plant, property, and equipment, gross – Consumers	$ 17,788	$ 17,580
CMS Energy, including Consumers
Total assets
Electric utility[1]	$ 11,851	$ 11,582
Gas utility[1]	5,092	5,391
Enterprises	234	231
Other reconciling items	2,021	1,981
Total assets – CMS Energy	$ 19,198	$ 19,185
Consumers
Total assets
Electric utility[1]	$ 11,851	$ 11,582
Gas utility[1]	5,092	5,391
Other reconciling items	911	874
Total assets – Consumers	$ 17,854	$ 17,847

1    Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to market risk as previously disclosed in Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2014 Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CMS Energy and Consumers are parties to various lawsuits and regulatory matters in the ordinary course of business.  For information regarding material legal proceedings, including updates to information reported under Part I – Item 3. Legal Proceedings, of the 2014 Form 10-K, see Part I – Item 1. Consolidated Financial Statements (Unaudited) – Notes to the Unaudited Consolidated Financial Statements – Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors as previously disclosed in Part I – Item 1A. Risk Factors, in the 2014 Form 10-K, which Risk Factors are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        Unregistered Sales of Equity Securities

None.

(c)        Issuer Repurchases of Equity Securities

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended March 31, 2015:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under Publicly
	of Shares	Price Paid	Announced Plans or	Announced Plans or
Period	Purchased[1]	per Share	Programs	Programs
January 1, 2015 to
January 31, 2015	293,192	$37.44	-	-
February 1, 2015 to
February 28, 2015	3	37.73	-	-
March 1, 2015 to
March 31, 2015	109	32.58	-	-
Total	293,304	$37.44	-	-

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

CMS ENERGY CORPORATION
(Registrant)

Dated: April 23, 2015	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

CONSUMERS ENERGY COMPANY
(Registrant)

Dated: April 23, 2015	By:	/s/ Thomas J. Webb

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

CMS Energy’s Performance Incentive Stock Plan as amended and restated, effective January 22, 2015 (Exhibit 10.3 to Form 10-K for fiscal year ended December 31, 2014 and incorporated herein by reference)

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