Form 10-Q
period 2015-06-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2015-07-23
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 7, 2015:

CMS Energy Corporation:

CMS Energy Common Stock, $0.01 par value
(including 803,551 shares owned by Consumers Energy Company)	277,472,000

Consumers Energy Company:

Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended

June 30, 2015

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

AVAILABLE INFORMATION

CMS Energy routinely posts important information on its website and considers the Investor Relations section, www.cmsenergy.com/investor-relations, a channel of distribution.  This website information is not incorporated by reference herein.

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.  The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty.  This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook.  CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements.  These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements.  These factors include, but are not limited to, the following, all of which are potentially significant:

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

•                 changes in financial or regulatory accounting principles or policies, including a possible future requirement to comply with International Financial Reporting Standards, which differ from GAAP in various ways, including the present lack of special accounting treatment for regulated activities; and

•                 other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents.

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

CMS Energy’s and Consumers’ business strategy emphasizes the key elements depicted below:

Accountability is part of CMS Energy’s and Consumers’ corporate culture.  CMS Energy and Consumers are committed to making the right choices to serve their customers safely and affordably and to acting responsibly as corporate citizens.  CMS Energy and Consumers hold themselves accountable to the highest standards of safety, operational performance, and ethical behavior, and work diligently to comply with all laws, rules, and regulations that govern the electric and gas industry.  Consumers’ 2015 Accountability Report, which is available to the public, provides an overview of Consumers’ efforts to continue meeting Michigan’s energy needs safely and efficiently, and highlights Consumers’ commitment to Michigan businesses, its corporate citizenship, and its role in reducing the state’s air emissions.

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

UTILITY INVESTMENT

Consumers expects to make capital investments of about $15.5 billion from 2015 through 2024.  This amount includes $7.8 billion through 2019, as presented in the following illustration:

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

Among the key components of Consumers’ investment program are projects that will enhance customer value.  Consumers’ planned base capital investments of $4.5 billion represent projects to maintain Consumers’ system and comprise $2.8 billion at the electric utility to preserve reliability and capacity and $1.7 billion at the gas utility to sustain deliverability and enhance pipeline integrity.  An additional $1.7 billion of planned reliability investments at Consumers are aimed at reducing outages and improving customer satisfaction; these investments comprise $0.7 billion at the electric utility to strengthen circuits and substations, replace poles, and upgrade Ludington and $1.0 billion at the gas utility to replace mains and enhance transmission and storage systems.  Consumers also expects to spend $0.8 billion on environmental investments needed to comply with state and federal laws and regulations.

Consumers’ Smart Energy program also represents a major capital investment.  The full-scale deployment of advanced metering infrastructure began in 2012 and is planned to continue through 2017.  Consumers has spent $0.3 billion through 2014 on its Smart Energy program and expects to spend an additional $0.5 billion, following a phased approach, from 2015 through 2017.

Consumers also expects to spend $0.2 billion on new natural gas-fueled electric generation.  The majority of this amount relates to an agreement that Consumers signed in 2013 to purchase a 540-MW natural gas-

fueled electric generating plant located in Jackson, Michigan for $155 million.  As provided for in the agreement, the purchase is subject to MPSC and other approvals.  Consumers expects to close the purchase in early 2016.

REGULATION

Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC.  Important regulatory events and developments are summarized below.

•                 Electric Rate Case:  Consumers filed a general electric rate case with the MPSC in December 2014, seeking an annual rate increase of $163 million, based on a 10.7 percent authorized return on equity.  The filing also seeks approval of an investment recovery mechanism that would allow recovery of an additional $163 million in total for incremental investments that Consumers plans to make in 2016 and 2017 and $78 million for incremental investments planned in 2018, subject to reconciliation.  In June 2015, Consumers self-implemented an annual rate increase of $110 million, subject to refund with interest.

•                 Gas Rate Case:  In July 2015, Consumers filed an application with the MPSC seeking an annual rate increase of $85 million, based on a 10.7 percent authorized return on equity.  The largest component of the request is an annual revenue requirement of $64 million related to new investments that will allow Consumers to strengthen infrastructure and improve system capacity and deliverability.

The filing also seeks approval of two rate adjustment mechanisms:  one that would reconcile annually Consumers’ actual weather-adjusted nonfuel revenues with the revenues approved by the MPSC, and another that would allow recovery of an additional $147 million associated with investments to be made from January 2017 through December 2019, subject to reconciliation. These future investments would allow Consumers to ensure adequate system capacity and deliverability.

The 2008 Energy Law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At June 30, 2015, Consumers’ electric deliveries under the ROA program were at the ten-percent limit.  In recent months, members of the Michigan Senate and House of Representatives have introduced various bills related to ROA.  These bills propose a range of changes to ROA, including eliminating ROA, maintaining the existing ROA program but imposing conditions on a customer’s return to utility service, and raising the ROA limit.  Consumers is unable to predict the form and timing of any final legislation or whether other bills might be introduced in 2015.  An increase to the ROA limit could negatively affect Consumers’ financial results and operations.

In March 2015, Michigan’s governor outlined several key goals for the state’s energy policy, with a focus on increasing the use of clean energy sources, reducing Michigan’s reliance on coal, deploying smart meters, investing in the power grid and pipeline system, eliminating energy waste, and ensuring affordable, reliable, and adaptable energy while protecting the environment.  The governor also created the Michigan Agency for Energy, a single entity dedicated to providing all of state government the information and context needed to support Michigan’s energy priorities.

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

FINANCIAL PERFORMANCE

For the six months ended June 30, 2015, CMS Energy’s net income available to common stockholders was $269 million and diluted EPS were $0.98.  This compares with net income available to common stockholders of $287 million and diluted EPS of $1.05 for the six months ended June 30, 2014.  Higher depreciation and property taxes on new capital investments and lower electric and gas sales due to milder weather were offset partly by benefits from electric and gas rate increases.

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

Michigan is placed in the first quartile of states based on its strong economic growth since 2010.  Consumers expects that the continued rise in industrial production will drive its electric deliveries to increase annually by about one-half percent on average through 2019.  Excluding the impacts of energy efficiency programs, Consumers expects its electric deliveries to increase by about 1.5 percent annually through 2019.  Consumers is projecting that its gas deliveries will remain stable through 2019.  This outlook reflects growth in gas demand offset by energy efficiency and conservation.

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

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

			In Millions, Except Per Share Amounts
	Three Months Ended			Six Months Ended
June 30	2015	2014	Change	2015	2014	Change
Net Income Available to Common Stockholders	$67	$83	$(16)	$269	$287	$(18)
Basic Earnings Per Share	$0.25	$0.31	$(0.06)	$0.98	$1.07	$(0.09)
Diluted Earnings Per Share	$0.25	$0.30	$(0.05)	$0.98	$1.05	$(0.07)

			In Millions
	Three Months Ended			Six Months Ended
June 30	2015	2014	Change	2015	2014	Change
Electric utility	$82	$98	$(16)	$176	$198	$(22)
Gas utility	1	9	(8)	122	130	(8)
Enterprises	-	2	(2)	7	4	3
Corporate interest and other	(16)	(26)	10	(36)	(45)	9
Net Income Available to Common Stockholders	$67	$83	$(16)	$269	$287	$(18)

Presented in the following table are specific after-tax changes to net income available to common stockholders:

			In Millions
	June 30, 2015 better/(worse) than 2014
Reasons for the change	Three Months Ended			Six Months Ended
Consumers electric utility and gas utility
Electric sales
Weather	$(8)			$(13)
Non-weather	(2)	$(10)		-	$(13)
Gas sales
Weather	(4)			(15)
Non-weather	-	(4)		6	(9)
Electric rate increase		7			9
Gas rate increase		5			16
Depreciation and property taxes		(15)			(33)
Employee benefit costs		(6)			(14)
Operating and maintenance costs		4			6
Other		(5)	$(24)		8	$(30)

Enterprises
Subsidiary earnings			(2)			3

Corporate interest and other
Absence of early extinguishment of debt			8			8
Other			2			1
Total change			$(16)			$(18)

CONSUMERS ELECTRIC UTILITY RESULTS OF OPERATIONS

			In Millions
	Three Months Ended			Six Months Ended
June 30	2015	2014	Change	2015	2014	Change
Net Income Available to Common Stockholders	$82	$98	$(16)	$176	$198	$(22)
Reasons for the change
Electric deliveries and rate increases			$(6)			$(6)
Power supply costs and related revenue			(1)			1
Other income, net of expenses			-			8
Maintenance and other operating expenses			3			(3)
Depreciation and amortization			(15)			(28)
General taxes			(2)			(4)
Interest charges			(5)			(8)
Income taxes			10			18
Total change			$(16)			$(22)

Following is a discussion of significant changes to net income available to common stockholders.

Electric deliveries and rate increases:  For the three months ended June 30, 2015, electric delivery revenues decreased $6 million compared with 2014.  This change reflected a $13 million decrease in sales and a $1 million decrease in other revenues.  These decreases were offset partially by an $8 million rate increase that Consumers self-implemented in June 2015.  Deliveries to end-use customers were 8.8 billion kWh in 2015 and 9.1 billion kWh in 2014.

For the six months ended June 30, 2015, electric delivery revenues decreased $6 million compared with 2014.  This change reflected a $17 million decrease in sales, offset partially by an $8 million rate increase that Consumers self-implemented in June 2015 and a $3 million increase in other revenues.  Deliveries to end-use customers were 18.3 billion kWh in 2015 and 18.7 billion kWh in 2014.

Other income, net of expenses:  For the six months ended June 30, 2015, other income, net of expenses, increased $8 million compared with 2014.  This change was due to a $6 million gain related to a donation of CMS Energy stock by Consumers and the absence in 2015 of $2 million of other costs in 2014.  The gain was eliminated on CMS Energy’s consolidated statements of income.

Maintenance and other operating expenses:  For the three months ended June 30, 2015, maintenance and other operating expenses decreased $3 million compared with 2014.  This change was due primarily to a $7 million reduction in service restoration costs and a $2 million decrease in other operating expenses, reflecting in part the increased capitalization of utility pole units, consistent with a change in regulatory treatment.  These decreases were offset partially by a $6 million increase in postretirement benefits expense.

For the six months ended June 30, 2015, maintenance and other operating expenses increased $3 million compared with 2014.  This change was due to $13 million of higher postretirement benefits expense and a $2 million increase in other operating expenses.  These increases were offset largely by a $12 million reduction in service restoration costs, reflecting in part the increased capitalization of utility pole units, consistent with a change in regulatory treatment.

Depreciation and amortization:  For the three months ended June 30, 2015, depreciation and amortization expense increased $15 million compared with 2014, and for the six months ended June 30, 2015, depreciation and amortization expense increased $28 million compared with 2014.  These increases were due primarily to increased plant in service and higher amortization of securitized assets.

General Taxes:  For the six months ended June 30, 2015, general taxes increased $4 million compared with 2014 due to increased property taxes, reflecting higher capital spending.

Interest Charges:  For the three months ended June 30, 2015, interest charges increased $5 million compared with 2014, and for the six months ended June 30, 2015, interest charges increased $8 million compared with 2014.  These increases were due primarily to higher average debt levels.

Income taxes:  For the three months ended June 30, 2015, income taxes decreased $10 million compared with 2014, and for the six months ended June 30, 2015, income taxes decreased $18 million compared with 2014, attributable primarily to lower electric utility earnings.

CONSUMERS GAS UTILITY RESULTS OF OPERATIONS

			In Millions
	Three Months Ended			Six Months Ended
June 30	2015	2014	Change	2015	2014	Change
Net Income Available to Common Stockholders	$1	$9	$(8)	$122	$130	$(8)
Reasons for the change
Gas deliveries and rate increases			$(1)			$21
Other income, net of expenses			1			4
Maintenance and other operating expenses			(7)			(15)
Depreciation and amortization			(4)			(14)
General taxes			-			(4)
Interest charges			(2)			(3)
Income taxes			5			3
Total change			$(8)			$(8)

Following is a discussion of significant changes to net income available to common stockholders.

Gas deliveries and rate increases:  For the six months ended June 30, 2015, gas delivery revenues increased $21 million compared with 2014, due primarily to a January 2015 rate increase.  Deliveries to end-use customers were 196 bcf in 2015 and 205 bcf in 2014.

Other income, net of expenses:  For the six months ended June 30, 2015, other income, net of expenses, increased $4 million compared with 2014, due primarily to a gain related to a donation of CMS Energy stock by Consumers.  The gain was eliminated on CMS Energy’s consolidated statements of income.

Maintenance and other operating expenses:  For the three months ended June 30, 2015, maintenance and other operating expenses increased $7 million compared with 2014.  This change was due to a $4 million increase in postretirement benefits expense and a $3 million increase in pipeline integrity and other operating and maintenance expenses.

For the six months ended June 30, 2015, maintenance and other operating expenses increased $15 million compared with 2014.  This change was due to a $7 million increase in postretirement benefits expense and an $8 million increase in pipeline integrity and other operating and maintenance expenses.

Depreciation and amortization:  For the three months ended June 30, 2015, depreciation and amortization expense increased $4 million compared with 2014, and for the six months ended June 30, 2015, depreciation and amortization expense increased $14 million compared with 2014.  These increases were due primarily to increased plant in service.

General Taxes:  For the six months ended June 30, 2015, general taxes increased $4 million compared with 2014 due to increased property taxes, reflecting higher capital spending.

Income taxes:  For the three months ended June 30, 2015, income taxes decreased $5 million compared with 2014, and for the six months ended June 30, 2015, income taxes decreased $3 million compared with 2014, attributable primarily to lower gas utility earnings.

ENTERPRISES RESULTS OF OPERATIONS

			In Millions
	Three Months Ended			Six Months Ended
June 30	2015	2014	Change	2015	2014	Change
Net Income Available to Common Stockholders	$-	$2	$(2)	$7	$4	$3

For the three months ended June 30, 2015, net income of the enterprises segment decreased $2 million compared with 2014, due primarily to higher planned major maintenance.

For the six months ended June 30, 2015, net income of the enterprises segment increased $3 million compared with 2014, due primarily to improved electric margins, offset partially by higher planned major maintenance.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

			In Millions
	Three Months Ended			Six Months Ended
June 30	2015	2014	Change	2015	2014	Change
Net Income (Loss) Available to Common Stockholders	$(16)	$(26)	$10	$(36)	$(45)	$9

For the three months ended June 30, 2015, corporate interest and other net expenses decreased $10 million compared with 2014, and for the six months ended June 30, 2015, corporate interest and other net expenses decreased $9 million compared with 2014.  These changes were due primarily to the absence in 2015 of an $8 million loss on the early extinguishment of debt.

CASH POSITION, INVESTING, AND FINANCING

At June 30, 2015, CMS Energy had $517 million of consolidated cash and cash equivalents, which included $40 million of restricted cash and cash equivalents.  At June 30, 2015, Consumers had $437 million of consolidated cash and cash equivalents, which included $40 million of restricted cash and cash equivalents.

OPERATING ACTIVITIES

Presented in the following table are specific components of net cash provided by operating activities for the six months ended June 30, 2015 and 2014:

		In Millions
Six Months Ended June 30	2015	2014	Change
CMS Energy, including Consumers
Net income	$270	$288	$(18)
Non-cash transactions[1]	610	536	74
	880	824	56
Postretirement benefits contributions	(33)	(4)	(29)
Changes in core working capital[2]	394	96	298
Changes in other assets and liabilities, net	21	21	-
Net cash provided by operating activities	$1,262	$937	$325
Consumers
Net income	$299	$330	$(31)
Non-cash transactions[1]	490	456	34
	789	786	3
Postretirement benefits contributions	(31)	(2)	(29)
Changes in core working capital[2]	394	105	289
Changes in other assets and liabilities, net	99	27	72
Net cash provided by operating activities	$1,251	$916	$335

1       Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

2       Core working capital comprises accounts and notes receivable and accrued revenues (including accrued power supply and gas revenues), inventories, accounts payable, and accrued rate refunds.

For the six months ended June 30, 2015, net cash provided by operating activities at CMS Energy increased $325 million compared with 2014, and net cash provided by operating activities at Consumers increased $335 million compared with 2014.  The changes were due primarily to gas purchases at lower prices in 2015 and to the absence in 2015 of large increases in GCR and PSCR underrecoveries that were a result of severe winter weather in 2014.

INVESTING ACTIVITIES

Presented in the following table are specific components of net cash used in investing activities for the six months ended June 30, 2015 and 2014:

		In Millions
Six Months Ended June 30	2015	2014	Change
CMS Energy, including Consumers
Capital expenditures	$(675)	$(663)	$(12)
DB SERP fund contributions	(25)	-	(25)
Increase in EnerBank notes receivable	(99)	(86)	(13)
Proceeds from the sale of EnerBank notes receivable	48	-	48
Costs to retire property and other	(31)	(34)	3
Net cash used in investing activities	$(782)	$(783)	$1
Consumers
Capital expenditures	$(667)	$(660)	$(7)
DB SERP fund contributions	(17)	-	(17)
Costs to retire property and other	(30)	(34)	4
Net cash used in investing activities	$(714)	$(694)	$(20)

For the six months ended June 30, 2015, net cash used in investing activities at CMS Energy decreased $1 million compared with 2014 and net cash used in investing activities at Consumers increased $20 million compared with 2014.  At CMS Energy, proceeds from the sale of EnerBank loans in 2015 were offset largely by DB SERP fund contributions in 2015, growth in EnerBank consumer lending, and an increase in capital expenditures under Consumers’ capital investment program.  The change at Consumers was due to DB SERP fund contributions in 2015 and to an increase in capital expenditures under its capital investment program.

FINANCING ACTIVITIES

Presented in the following table are specific components of net cash provided by (used in) financing activities for the six months ended June 30, 2015 and 2014:

		In Millions
Six Months Ended June 30	2015	2014	Change
CMS Energy, including Consumers
Issuance of debt	$100	$550	$(450)
Retirement of debt	(137)	(301)	164
Proceeds from EnerBank notes, net	39	78	(39)
Payment of dividends on common and preferred stock	(161)	(146)	(15)
Decrease in notes payable	(60)	(170)	110
Other financing activities	9	21	(12)
Net cash provided by (used in) financing activities	$(210)	$32	$(242)
Consumers
Retirement of debt	$(37)	$(21)	$(16)
Payment of dividends on common and preferred stock	(255)	(256)	1
Stockholder contribution from CMS Energy	150	315	(165)
Decrease in notes payable	(60)	(170)	110
Other financing activities	(9)	(10)	1
Net cash used in financing activities	$(211)	$(142)	$(69)

For the six months ended June 30, 2015, net cash used in financing activities at CMS Energy increased $242 million compared with 2014, and net cash used in financing activities at Consumers increased $69 million compared with 2014.  At CMS Energy, the change was due primarily to a decrease in debt issuances, offset partially by a decrease in retirements of long-term debt and in repayments under Consumers’ commercial paper and accounts receivable sales programs.  At Consumers, the change was due primarily to lower stockholder contributions from CMS Energy, offset partially by lower repayments under its commercial paper and accounts receivable sales programs.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations.  The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors.  In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act.  For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization – Dividend Restrictions.  For the six months ended June 30, 2015, Consumers paid $254 million in dividends on its common stock to CMS Energy.

In April 2015, CMS Energy renewed its continuous equity offering program.  Under this program, CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million.  CMS Energy issued common stock under the program and received net proceeds of $20 million through June 30, 2015 and an additional $10 million in early July 2015.  With these transactions, CMS Energy has completed its planned stock issuances under the program for 2015.

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

Access to the financial and capital markets depends on CMS Energy’s and Consumers’ credit ratings and on market conditions.  As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets.  Barring major market dislocations or disruptions, CMS Energy and Consumers expect to continue to have ready access to the financial and capital markets.  If access to these markets were to diminish or otherwise become restricted, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending.  Presented in the following table are CMS Energy’s and Consumers’ secured revolving credit facilities available at June 30, 2015:

					In Millions
	Amount of	Amount	Letters of Credit	Amount
	Facility	Borrowed	Outstanding	Available	Expiration Date
CMS Energy parent
Revolving credit facility[1]	$550	$-	$3	$547	May 2020
Consumers
Revolving credit facility[2]	$650	$-	$10	$640	May 2020
Revolving credit facility[2]	30	-	30	-	May 2018

1       Obligations under this facility are secured by Consumers common stock.

2       Obligations under this facility are secured by FMBs of Consumers.

CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit.  Additional sources of liquidity are Consumers’ revolving accounts receivable sales program and its commercial paper program.  Consumers’ revolving accounts receivable sales program allows it to transfer up to $250 million of eligible accounts receivable as a secured borrowing.  At June 30, 2015, $250 million of accounts receivable were eligible and available for transfer under this program.  Consumers’ commercial paper program allows Consumers  to issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates.  These issuances are supported by Consumers’ $650 million revolving credit facility and may have an aggregate principal amount outstanding of up to $500 million.  While the amount of outstanding commercial paper does not reduce the revolving credit facility’s available capacity, Consumers would not issue commercial paper in an amount exceeding the available facility capacity.  At June 30, 2015, no commercial paper notes were outstanding under this program.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein.  At June 30, 2015, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities.  CMS Energy and Consumers were each in compliance with these covenants as of June 30, 2015, as presented in the following table:

June 30, 2015
Description	Limit		Actual
CMS Energy parent[1]
Debt to EBITDA[2]	<	6.0 to 1.0	4.3 to 1.0
Consumers
Debt to Capital[3]	<	0.65 to 1.0	0.47 to 1.0

1       In June 2015, CMS Energy replaced its $180 million term loan agreement with a new term loan agreement.  Under the new agreement, CMS Energy is no longer required to calculate an interest coverage ratio.

2       Applies to CMS Energy’s $550 million revolving and $180 million term loan credit agreements.

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

OFF-BALANCE-SHEET ARRANGEMENTS

CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties.  These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees.  Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms.  The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $148 million at June 30, 2015.  While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition.  For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments – Guarantees.

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

CONSUMERS ELECTRIC UTILITY AND GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Energy Optimization Plan:  The 2008 Energy Law requires Consumers to achieve cumulative reductions of 5.6 percent in customers’ electricity use and 3.9 percent in customers’ natural gas use by December 31, 2015.  Under its energy optimization plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs.  At June 30, 2015, Consumers had achieved cumulative reductions of 6.3 percent in customers’ electricity use and 4.4 percent in customers’ natural gas use; the savings results will be certified at the end of the plan year by a third party.

Smart Energy:  In 2012, Consumers began installing smart meters for electric residential and small business customers in western Michigan.  Smart meters allow customers to monitor and manage their energy usage, which Consumers expects will help reduce demand during critical peak times, resulting in lower peak electric capacity requirements.  In addition, Consumers is able to disconnect and reconnect service, read, and bill from smart meters remotely.  Consumers will continue to add further functionality to its smart meters.

As of June 30, 2015, Consumers had upgraded 528,000 electric customers in western Michigan to smart meters.  Consumers expects that it will have installed a total of 1.8 million smart meters throughout its service territory by the end of 2017.  Consumers also plans to install 600,000 communication modules on gas meters in areas where Consumers provides both electricity and natural gas to customers.  Of the customers scheduled for the upgrade, 0.5 percent have chosen not to participate in the smart meter program.

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

Despite the planned retirement of seven smaller coal-fueled electric generating units in 2016, with the purchase of the natural gas-fueled electric generating plant, upgrades at Ludington, energy efficiency programs, and demand management programs, Consumers expects its existing resources to be adequate to meet the capacity requirements of its full-service customers for 2016 through 2020.  As demand forecasts become more certain, Consumers may take additional actions to cover any remaining capacity requirements, including participation in the annual MISO planning resource auction.

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

Electric Customer Deliveries and Revenue:  Consumers’ electric customer deliveries are largely dependent on Michigan’s economy.  Consumers expects weather-adjusted electric deliveries to be flat in 2015 compared with 2014.

Over the next five years, Consumers plans conservatively for average electric delivery growth of about one-half percent annually.  This increase reflects growth in electric demand, offset partially by the predicted effects of energy efficiency programs and appliance efficiency standards.  Actual delivery levels will depend on:

•                 energy conservation measures and results of energy efficiency programs;

•                 weather fluctuations; and

•                 Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity.

Electric ROA:  The 2008 Energy Law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of

Consumers’ weather-adjusted retail sales of the preceding calendar year.  At June 30, 2015, electric deliveries under the ROA program were at the ten-percent limit and alternative electric suppliers were providing 756 MW of generation service to ROA customers.  Of Consumers’ 1.8 million electric customers, 307 customers, or 0.02 percent, purchased electric generation service under the ROA program.

2015 Michigan Energy Legislation:  In March 2015, Michigan’s governor outlined several key goals for the state’s energy policy, with a focus on increasing the use of clean energy sources, reducing Michigan’s reliance on coal, deploying smart meters, investing in the power grid and pipeline system, eliminating energy waste, and ensuring affordable, reliable, and adaptable energy while protecting the environment.  The governor also created the Michigan Agency for Energy, a single entity dedicated to providing all of state government the information and context needed to support Michigan’s energy priorities.

In recent months, members of the Michigan Senate and House of Representatives have introduced various bills related to energy policy.  The bills address renewable energy, energy efficiency, and changes to the regulatory process, such as eliminating the self-implementation of utility rates and establishing an energy planning process to determine the need for new energy investment.  These bills also propose a range of changes to ROA, including eliminating ROA, maintaining the existing ROA program but imposing conditions on a customer’s return to utility service, and raising the ROA limit.  An increase to the ROA limit could negatively affect Consumers’ financial results and operations.  Consumers is unable to predict the form and timing of any final legislation or whether other bills might be introduced in 2015.

Electric Transmission:  In 2012, ReliabilityFirst Corporation informed Consumers that Consumers may not be properly registered to meet certain NERC electric reliability standards.  Consumers assessed its registration status, taking into consideration FERC’s December 2012 order on the definition of a bulk electric system, and in 2013 Consumers notified ReliabilityFirst Corporation that it was preparing to register as a transmission owner, transmission planner, and transmission operator.  In light of this order, Consumers reviewed the classification of certain electric distribution assets and in April 2014 filed an application for reclassification with the MPSC.  In October 2014, the MPSC approved a settlement agreement that will allow Consumers to reclassify $34 million of net plant assets from distribution to transmission, subject to FERC approval.  FERC approved the reclassification in April 2015.

In a separate matter, METC notified Consumers that the reclassified assets need to be conveyed by Consumers to METC under the terms of the DTIA.  Consumers disagrees with METC’s interpretation of the provisions of the DTIA.

Electric Rate Matters:  Rate matters are critical to Consumers’ electric utility business.  For additional details on rate matters, see Note 2, Regulatory Matters.

Electric Rate Design:  In June 2014, Michigan’s governor signed legislation requiring the MPSC to explore alternative cost allocation and rate design methods that would promote affordable and competitive rates for all electric customers.  In conjunction with this legislation, Consumers submitted to the MPSC a proposal for a new electric rate design in October 2014.  In June 2015, the MPSC issued an order on Consumers’ proposal, authorizing a reallocation of annual costs among customer classes.  This new allocation will better ensure that rates reflect the cost of service for each customer class and will have the effect of making rates for energy-intensive industrial customers more competitive, while keeping residential bills below the national average.  The new rate design will go into effect with a final order in Consumers’ electric rate case.

Depreciation Rate Case:  In June 2014, Consumers filed a depreciation case related to its electric and common utility property.  In this case, Consumers requested an increase in depreciation expense, and its recovery of that expense, of $28 million annually.  In May 2015, the MPSC approved a settlement agreement authorizing an increase in Consumers’ depreciation expense, and its recovery of that expense, of $6 million annually based on December 31, 2013 balances.  The new depreciation rates will go into effect with a final order in Consumers’ electric rate case.

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

Air Quality:  In 2011, the EPA released CSAPR, a final replacement rule for CAIR, which requires Michigan and 27 other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states.  In 2012, the U.S. Court of Appeals for the D.C. Circuit voided CSAPR and held that CAIR would remain in place until the EPA promulgated a new rule.  This matter was appealed to the U.S. Supreme Court, which upheld and remanded the decision back to the D.C. Circuit for additional action in April 2014.  The D.C. Circuit has reinstated CSAPR, effective January 2015, delaying the original CSAPR deadlines by three years.  Several states and industry groups continue to challenge CSAPR in the D.C. Circuit and a decision is expected in 2015.  Consumers’ expects its emissions to be within the CSAPR allowance allocations.

In 2012, the EPA published emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS.  Under MATS, all of Consumers’ existing coal-fueled electric generating units are required to add additional controls for hazardous air pollutants.  Consumers expects to meet the extended deadline of April 2016 for the five coal-fueled units and two oil/gas-fueled units it intends to continue operating and plans to retire the remaining seven coal-fueled units by the extended deadline.  MATS is presently being litigated, and in June 2015 the U.S. Supreme Court reversed and remanded the case back to the U.S. Court of Appeals for the D.C. Circuit.  The Supreme Court’s decision does not impact Consumers’ compliance strategy because MATS remains in effect while legal proceedings continue.  In addition, Consumers must still comply with the Michigan Mercury Rule and with the settlement agreement with the EPA entered into in November 2014 concerning opacity and NSR.

In November 2014, the EPA proposed a new rule to lower the NAAQS for ozone.  The EPA is under a court-ordered deadline to finalize the revised ozone NAAQS by October 2015.  The new ozone NAAQS are expected to make it more difficult to construct or modify power plants.

Presently, Consumers’ strategy to comply with air quality regulations, including CSAPR, NAAQS, and MATS, involves the installation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA rulemakings, litigation, and congressional action.  This evaluation could result in:

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

In January 2014, the EPA published proposed rules pursuant to Section 111(b) of the Clean Air Act to limit carbon dioxide emissions from new electric generating units.  New coal-fueled units would not be able to meet this limit without installing carbon dioxide control equipment using such methods as carbon capture and sequestration.  These proposed rules are expected to be finalized in 2015.

In June 2014, the EPA published proposed rules pursuant to Section 111(b) of the Clean Air Act to limit carbon dioxide emissions from modified or reconstructed electric generating units.  These proposed rules are expected to be finalized in 2015.

Also in June 2014, the EPA published proposed rules pursuant to Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units, calling the rules the “Clean Power Plan.”  The proposed rules would require a 30 percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels).  Each state would have a tailored target based on its circumstances, and Consumers expects that Michigan would be required to achieve a 31 percent reduction from 2012 levels, but there is significant uncertainty regarding the final targets.  The rules for existing sources are expected to be finalized in 2015.  Subsequent state implementation plans are due in 2016, but extensions are available.  States choosing to not develop a state implementation plan would be subject to a federal implementation plan.  Certain states, corporations, and industry groups initiated litigation opposing the proposed Clean Power Plan.  In June 2015, the litigation was dismissed without prejudice by the U.S. Court of Appeals for the D.C. Circuit and it will likely be refiled once the rule is finalized in 2015.  In July 2015, another challenge was filed against the EPA and the Clean Power Plan in federal district court, and that suit remains unresolved.

Consumers believes that its clean energy plan, its present carbon reduction target, and its emphasis on supply diversity will position it favorably to deal with the impact of carbon regulation, but cannot predict the final outcome of these EPA proposals or of Michigan’s implementation plan.  Consumers will continue to monitor regulatory activity regarding greenhouse gas emissions standards that may affect electric generating units.

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

CCRs:  In April 2015, the EPA published a final rule regulating CCRs, such as coal ash, under the Resource Conservation and Recovery Act.  The final rule adopts non-hazardous minimum standards for beneficially reusing and disposing of CCRs.  The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information.  The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non-CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards.  Consumers will accelerate a minor amount of its planned capital and cost of removal expenditures at its coal-fueled units to meet compliance deadlines, but does not expect any adverse changes to its environmental strategy, liquidity, financial condition, or results of operations as a result of the final rule.

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

In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule redefining “waters of the United States,” which designates the EPA’s jurisdiction under the Clean Water Act.  Numerous states and other interested parties, including Michigan’s Attorney General, have filed suits in U.S. District Courts to block the rule.  Consumers does not expect any adverse changes to its environmental strategy as a result of the final rule.

Many of Consumers’ facilities maintain NPDES permits, which are valid for five years and vital to the facilities’ operations.  Failure of the MDEQ to renew any NPDES permit, a successful appeal against a permit, or onerous terms contained in a permit could have a significant detrimental effect on the operations of a facility.

PCBs:  In 2010, the EPA issued an Advance Notice of Proposed Rulemaking, indicating that it is considering a variety of regulatory actions with respect to PCBs.  One approach would aim to phase out equipment containing PCBs by 2025.  Another approach would eliminate an exemption for small equipment containing PCBs.  To comply with any such regulatory actions, Consumers could incur substantial costs associated with existing electrical equipment potentially containing PCBs.  A proposed rule is expected in 2016.

Other electric environmental matters could have a major impact on Consumers’ outlook.  For additional details on other electric environmental matters, see Note 3, Contingencies and Commitments – Consumers Electric Utility Contingencies, “Electric Environmental Matters.”

CONSUMERS GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Gas Deliveries:  Consumers expects weather-adjusted gas deliveries in 2015 to increase by one to two percent compared with 2014. Over the next five years, Consumers plans conservatively for stable deliveries.  This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation.  Actual delivery levels from year to year may vary from this expectation due to:

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

Gas Rate Case:  In July 2015, Consumers filed an application with the MPSC seeking an annual rate increase of $85 million, based on a 10.7 percent authorized return on equity.  The largest component of the request is an annual revenue requirement of $64 million related to new investments that will allow Consumers to strengthen infrastructure and improve system capacity and deliverability.

The filing also seeks approval of two rate adjustment mechanisms:  one that would reconcile annually Consumers’ actual weather-adjusted nonfuel revenues with the revenues approved by the MPSC, and another that would allow recovery of an additional $147 million associated with investments to be made from January 2017 through December 2019, subject to reconciliation.  These future investments would allow Consumers to ensure adequate system capacity and deliverability.

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

OTHER OUTLOOK AND UNCERTAINTIES

EnerBank:  EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements.  EnerBank represented three percent of CMS Energy’s net assets at June 30, 2015 and five percent of CMS Energy’s net income available to common stockholders for the six months ended June 30, 2015.  The carrying value of EnerBank’s loan portfolio was $990 million at June 30, 2015.  Its loan portfolio was funded primarily by deposit liabilities of $922 million.  The twelve-month rolling average default rate on loans held by EnerBank has remained stable at 0.6 percent at June 30, 2015.  CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate.  With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of June 30, 2015.

Union Contract:  In May 2015, the UWUA ratified a new five-year agreement with Consumers for operating, maintenance, and construction employees. In July 2015, the UWUA ratified a new five-year agreement with Consumers for call center employees.

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

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Income

(Unaudited)

	In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2015	2014	2015	2014

Operating Revenue	$1,350	$1,468	$3,461	$3,991

Operating Expenses
Fuel for electric generation	134	154	301	373
Purchased and interchange power	341	359	690	857
Purchased power – related parties	17	22	40	46
Cost of gas sold	113	187	702	1,021
Maintenance and other operating expenses	312	304	595	570
Depreciation and amortization	169	151	391	350
General taxes	60	56	141	131
Total operating expenses	1,146	1,233	2,860	3,348

Operating Income	204	235	601	643

Other Income (Expense)
Interest income	1	1	2	1
Allowance for equity funds used during construction	2	2	4	4
Income from equity method investees	1	3	5	7
Other income	3	3	6	6
Other expense	(4)	(16)	(8)	(23)
Total other income (expense)	3	(7)	9	(5)

Interest Charges
Interest on long-term debt	97	99	193	196
Other interest expense	7	3	13	8
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(2)
Total interest charges	103	101	204	202

Income Before Income Taxes	104	127	406	436
Income Tax Expense	36	43	136	148

Net Income	68	84	270	288
Income Attributable to Noncontrolling Interests	1	1	1	1

Net Income Available to Common Stockholders	$67	$83	$269	$287

Basic Earnings Per Average Common Share	$0.25	$0.31	$0.98	$1.07
Diluted Earnings Per Average Common Share	$0.25	$0.30	$0.98	$1.05

Dividends Declared Per Common Share	$0.29	$0.27	$0.58	$0.54

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

	In Millions
	Three Months Ended		Six Months Ended
June 30	2015	2014	2015	2014

Net Income	$68	$84	$270	$288

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $1, $1, $2, and $1	1	1	2	1

Investments
Unrealized loss on investments, net of tax of $-, $-, $-, and $-	(1)	-	(1)	-

Derivative Instruments
Reclassification adjustments included in net income, net of tax of $-, $-, $-, and $-	-	-	-	1

Other Comprehensive Income	-	1	1	2

Comprehensive Income	68	85	271	290

Comprehensive Income Attributable to Noncontrolling Interests	1	1	1	1

Comprehensive Income Attributable to CMS Energy	$67	$84	$270	$289

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Cash Flows

(Unaudited)

In Millions
Six Months Ended June 30	2015	2014

Cash Flows from Operating Activities
Net income	$270	$288
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	391	350
Deferred income taxes and investment tax credit	135	137
Postretirement benefits expense	45	11
Other non-cash operating activities	39	38
Postretirement benefits contributions	(33)	(4)
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	194	(14)
Inventories	235	108
Accounts payable and accrued refunds	(35)	2
Other current and non-current assets and liabilities	21	21
Net cash provided by operating activities	1,262	937

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(675)	(663)
Cost to retire property	(26)	(36)
Increase in EnerBank notes receivable	(99)	(86)
Proceeds from the sale of EnerBank notes receivable	48	-
Other investing activities	(30)	2
Net cash used in investing activities	(782)	(783)

Cash Flows from Financing Activities
Proceeds from issuance of debt	100	550
Proceeds from EnerBank notes, net	39	78
Issuance of common stock	27	37
Retirement of long-term debt	(137)	(301)
Payment of dividends on common and preferred stock	(161)	(146)
Decrease in notes payable	(60)	(170)
Payment of capital lease obligations and other financing costs	(18)	(16)
Net cash provided by (used in) financing activities	(210)	32

Net Increase in Cash and Cash Equivalents	270	186

Cash and Cash Equivalents, Beginning of Period	207	172

Cash and Cash Equivalents, End of Period	$477	$358

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$148	$170

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets

(Unaudited)

ASSETS

		In Millions
	June 30	December 31
	2015	2014

Current Assets
Cash and cash equivalents	$477	$207
Restricted cash and cash equivalents	40	37
Accounts receivable and accrued revenue, less allowances of $37 in 2015 and $40 in 2014	669	881
Notes receivable	114	98
Notes receivable held for sale	-	41
Accounts receivable – related parties	12	11
Accrued gas revenue	-	27
Inventories at average cost
Gas in underground storage	459	681
Materials and supplies	118	117
Generating plant fuel stock	106	120
Deferred income taxes	17	-
Deferred property taxes	159	216
Regulatory assets	31	89
Prepayments and other current assets	89	72
Total current assets	2,291	2,597

Plant, Property, and Equipment
Plant, property, and equipment, gross	18,217	17,721
Less accumulated depreciation and amortization	5,633	5,415
Plant, property, and equipment, net	12,584	12,306
Construction work in progress	1,191	1,106
Total plant, property, and equipment	13,775	13,412

Other Non-current Assets
Regulatory assets	1,908	1,956
Accounts and notes receivable, less allowances of $8 in 2015 and 2014	884	807
Investments	61	61
Other	319	352
Total other non-current assets	3,172	3,176

Total Assets	$19,238	$19,185

LIABILITIES AND EQUITY

		In Millions
	June 30	December 31
	2015	2014

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$519	$540
Notes payable	-	60
Accounts payable	558	678
Accounts payable – related parties	6	10
Accrued rate refunds	27	6
Accrued interest	103	108
Accrued taxes	235	316
Deferred income taxes	-	66
Regulatory liabilities	69	67
Other current liabilities	123	163
Total current liabilities	1,640	2,014

Non-current Liabilities
Long-term debt	8,040	8,016
Non-current portion of capital leases and financing obligation	113	123
Regulatory liabilities	2,136	2,095
Postretirement benefits	846	872
Asset retirement obligations	348	340
Deferred investment tax credit	57	37
Deferred income taxes	1,899	1,682
Other non-current liabilities	304	299
Total non-current liabilities	13,743	13,464

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 276.7 shares in 2015 and 275.2 shares in 2014	3	3
Other paid-in capital	4,812	4,774
Accumulated other comprehensive loss	(48)	(49)
Accumulated deficit	(949)	(1,058)
Total common stockholders’ equity	3,818	3,670
Noncontrolling interests	37	37
Total equity	3,855	3,707

Total Liabilities and Equity	$19,238	$19,185

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity

(Unaudited)

	In Millions
	Three Months Ended		Six Months Ended
June 30	2015	2014	2015	2014

Total Equity at Beginning of Period	$3,839	$3,655	$3,707	$3,491

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	4,783	4,746	4,774	4,715
Common stock issued	29	8	39	45
Common stock repurchased	-	-	(11)	(6)
Common stock reissued	-	-	10	-
Conversion option on convertible debt	-	7	-	7
At end of period	4,812	4,761	4,812	4,761

Accumulated Other Comprehensive Loss
At beginning of period	(48)	(21)	(49)	(22)
Retirement benefits liability
At beginning of period	(47)	(21)	(48)	(21)
Amortization of net actuarial loss	1	1	2	1
At end of period	(46)	(20)	(46)	(20)
Investments
At beginning of period	(1)	-	(1)	-
Unrealized loss on investments	(1)	-	(1)	-
At end of period	(2)	-	(2)	-
Derivative instruments
At beginning of period	-	-	-	(1)
Reclassification adjustments included in net income	-	-	-	1
At end of period	-	-	-	-
At end of period	(48)	(20)	(48)	(20)

	In Millions
	Three Months Ended		Six Months Ended
June 30	2015	2014	2015	2014

Accumulated Deficit
At beginning of period	(936)	(1,110)	(1,058)	(1,242)
Net income attributable to CMS Energy	67	83	269	287
Dividends declared on common stock	(80)	(72)	(160)	(144)
At end of period	(949)	(1,099)	(949)	(1,099)

Noncontrolling Interests
At beginning of period	37	37	37	37
Income attributable to noncontrolling interests	1	1	1	1
Distributions and other changes in noncontrolling interests	(1)	(1)	(1)	(1)
At end of period	37	37	37	37

Total Equity at End of Period	$3,855	$3,682	$3,855	$3,682

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Income

(Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2015	2014	2015	2014

Operating Revenue	$1,281	$1,387	$3,309	$3,769

Operating Expenses
Fuel for electric generation	110	132	243	318
Purchased and interchange power	337	348	683	832
Purchased power – related parties	17	22	40	46
Cost of gas sold	108	167	691	935
Maintenance and other operating expenses	291	288	556	538
Depreciation and amortization	168	149	388	346
General taxes	58	54	137	128
Total operating expenses	1,089	1,160	2,738	3,143

Operating Income	192	227	571	626

Other Income (Expense)
Interest income	1	1	2	1
Allowance for equity funds used during construction	2	2	4	4
Other income	3	3	15	6
Other expense	(4)	(4)	(8)	(10)
Total other income	2	2	13	1

Interest Charges
Interest on long-term debt	63	59	126	118
Other interest expense	4	2	7	5
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(2)
Total interest charges	66	60	131	121

Income Before Income Taxes	128	169	453	506
Income Tax Expense	44	60	154	176

Net Income	84	109	299	330
Preferred Stock Dividends	1	1	1	1

Net Income Available to Common Stockholder	$83	$108	$298	$329

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income

(Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2015	2014	2015	2014

Net Income	$84	$109	$299	$330

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $1, $-, $1, and $-	1	1	2	1

Investments
Unrealized gain (loss) on investments, net of tax of $(1), $1, $(1), and $2	(2)	1	(2)	3
Reclassification adjustments included in net income, net of tax of $-, $-, $(3), and $-	-	-	(5)	-

Other Comprehensive Income (Loss)	(1)	2	(5)	4

Comprehensive Income	$83	$111	$294	$334

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Cash Flows

(Unaudited)

		In Millions
Six Months Ended June 30	2015	2014

Cash Flows from Operating Activities
Net income	$299	$330
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	388	346
Deferred income taxes and investment tax credit	24	66
Postretirement benefits expense	45	12
Other non-cash operating activities	33	32
Postretirement benefits contributions	(31)	(2)
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	195	(6)
Inventories	233	101
Accounts payable and accrued refunds	(34)	10
Other current and non-current assets and liabilities	99	27
Net cash provided by operating activities	1,251	916

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(667)	(660)
Cost to retire property	(26)	(36)
Other investing activities	(21)	2
Net cash used in investing activities	(714)	(694)

Cash Flows from Financing Activities
Retirement of long-term debt	(37)	(21)
Payment of dividends on common and preferred stock	(255)	(256)
Stockholder contribution	150	315
Decrease in notes payable	(60)	(170)
Payment of capital lease obligations and other financing costs	(9)	(10)
Net cash used in financing activities	(211)	(142)

Net Increase in Cash and Cash Equivalents	326	80

Cash and Cash Equivalents, Beginning of Period	71	18

Cash and Cash Equivalents, End of Period	$397	$98

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$148	$170

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets

(Unaudited)

ASSETS

		In Millions
	June 30	December 31
	2015	2014

Current Assets
Cash and cash equivalents	$397	$71
Restricted cash and cash equivalents	40	37
Accounts receivable and accrued revenue, less allowances of $36 in 2015 and $39 in 2014	655	863
Accounts receivable – related parties	1	1
Accrued gas revenue	-	27
Inventories at average cost
Gas in underground storage	459	681
Materials and supplies	113	113
Generating plant fuel stock	100	112
Deferred property taxes	159	216
Regulatory assets	31	89
Prepayments and other current assets	83	63
Total current assets	2,038	2,273

Plant, Property, and Equipment
Plant, property, and equipment, gross	18,074	17,580
Less accumulated depreciation and amortization	5,564	5,346
Plant, property, and equipment, net	12,510	12,234
Construction work in progress	1,184	1,103
Total plant, property, and equipment	13,694	13,337

Other Non-current Assets
Regulatory assets	1,908	1,956
Accounts and notes receivable	7	7
Investments	26	38
Other	194	236
Total other non-current assets	2,135	2,237

Total Assets	$17,867	$17,847

LIABILITIES AND EQUITY

		In Millions
	June 30	December 31
	2015	2014

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$122	$145
Notes payable	-	60
Accounts payable	540	662
Accounts payable – related parties	11	12
Accrued rate refunds	27	6
Accrued interest	64	70
Accrued taxes	166	149
Deferred income taxes	54	80
Regulatory liabilities	69	67
Other current liabilities	93	135
Total current liabilities	1,146	1,386

Non-current Liabilities
Long-term debt	5,141	5,154
Non-current portion of capital leases and financing obligation	113	123
Regulatory liabilities	2,136	2,095
Postretirement benefits	768	793
Asset retirement obligations	347	339
Deferred investment tax credit	57	37
Deferred income taxes	2,450	2,406
Other non-current liabilities	243	237
Total non-current liabilities	11,255	11,184

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,724	3,574
Accumulated other comprehensive loss	(12)	(7)
Retained earnings	876	832
Total common stockholder’s equity	5,429	5,240
Preferred stock	37	37
Total equity	5,466	5,277

Total Liabilities and Equity	$17,867	$17,847

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity

(Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2015	2014	2015	2014

Total Equity at Beginning of Period	$5,516	$5,095	$5,277	$4,857

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	3,724	3,407	3,574	3,257
Stockholder contribution	-	165	150	315
At end of period	3,724	3,572	3,724	3,572

Accumulated Other Comprehensive Income (Loss)
At beginning of period	(11)	-	(7)	(2)
Retirement benefits liability
At beginning of period	(25)	(17)	(26)	(17)
Amortization of net actuarial loss	1	1	2	1
At end of period	(24)	(16)	(24)	(16)
Investments
At beginning of period	14	17	19	15
Unrealized gain (loss) on investments	(2)	1	(2)	3
Reclassification adjustments included in net income	-	-	(5)	-
At end of period	12	18	12	18
At end of period	(12)	2	(12)	2

Retained Earnings
At beginning of period	925	810	832	724
Net income	84	109	299	330
Dividends declared on common stock	(132)	(120)	(254)	(255)
Dividends declared on preferred stock	(1)	(1)	(1)	(1)
At end of period	876	798	876	798

Preferred Stock
At beginning and end of period	37	37	37	37

Total Equity at End of Period	$5,466	$5,250	$5,466	$5,250

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

1:               NEW ACCOUNTING STANDARDS

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

ASU 2014-09, Revenue from Contracts with Customers:  This standard was issued by the Financial Accounting Standards Board as a result of a joint project with the International Accounting Standards Board.  The Boards developed a common revenue recognition model that will be applied under GAAP and International Financial Reporting Standards.  The new guidance will replace most of the existing revenue recognition requirements in GAAP, although certain guidance specific to rate-regulated utilities will be retained.  The standard is expected to become effective January 1, 2018 for CMS Energy and Consumers.  Entities will have the option to apply the standard retrospectively to all prior periods presented, or to apply it retrospectively only to contracts existing at the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings.  CMS Energy and Consumers are evaluating the impact of the standard on their consolidated financial statements.

ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period:  This standard, which will become effective January 1, 2016 for CMS Energy and Consumers, addresses stock awards with performance targets that can be met after an employee has completed the required service period.  The standard was intended to resolve diversity in practice regarding the accounting treatment for this type of award.  Under the new guidance, the probability of the performance target being met should be factored into compensation expense each period.  This guidance is consistent with the accounting that CMS Energy and Consumers already apply to awards of this type.  Therefore, CMS Energy and Consumers do not expect the standard to impact their consolidated financial statements.

ASU 2015-02, Amendments to the Consolidation Analysis:  This standard, which will become effective January 1, 2016 for CMS Energy and Consumers, provides amended guidance on whether reporting entities should consolidate certain legal entities, including limited partnerships.  CMS Energy and Consumers are evaluating the impact of the standard on their consolidated financial statements.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs:  This standard, which will become effective January 1, 2016 for CMS Energy and Consumers, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet.  Presently, debt issuance costs are reported as an asset.  The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums.  The standard is to be applied retrospectively to all prior periods presented.  At June 30, 2015, CMS Energy had $43 million of unamortized debt issuance costs, which included $23 million at Consumers.  These amounts are recorded in other non-current assets on the consolidated balance sheets.

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

In June 2015, Consumers self-implemented an annual rate increase of $110 million, subject to refund with interest.

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

Energy Optimization Plan Incentive:  Consumers exceeded its savings targets under both electric and gas optimization plans during 2014, and therefore requested the MPSC’s approval to collect $17 million, the maximum incentive, in its energy optimization reconciliation filed in May 2015.

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

In 2013, the U.S. Court of Appeals for the Ninth Circuit reversed the district court decision and remanded the case to the district court judge for further proceedings.  The appellate court found that FERC preemption does not apply under the facts of these cases.  The appellate court affirmed the district court’s denial of leave to amend to add federal antitrust claims.  The matter was appealed to the U.S. Supreme Court, which in April 2015 upheld the Ninth Circuit’s decision.  The cases have been remanded back to the federal district court.

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

CMS Energy has recorded a cumulative charge related to Bay Harbor of $246 million, which includes accretion expense.  At June 30, 2015, CMS Energy had a recorded liability of $60 million for its remaining obligations.  CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs.  The undiscounted amount of the remaining obligation is $77 million.  CMS Energy expects to pay the following amounts for long-term liquid disposal and operating and maintenance costs in 2015 and in each of the next four years:

			In Millions
	2015	2016	2017	2018	2019
CMS Energy
Long-term liquid disposal and operating and maintenance costs	$7	$6	$5	$5	$5

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

Cleanup and Solid Waste:  Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA.  Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome.  Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $5 million and $7 million.  At June 30, 2015, Consumers had a recorded liability of $5 million, the minimum amount in the range of its estimated probable NREPA liability.

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

Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $9 million.  Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability.  At June 30, 2015, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability.

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

CCRs:  In April 2015, the EPA published a final rule regulating CCRs, such as coal ash, under the Resource Conservation and Recovery Act.  The final rule adopts non-hazardous minimum standards for beneficially reusing and disposing of CCRs.  The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information.  The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non-CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards.  Consumers will accelerate a minor amount of its planned capital and cost of removal expenditures at its coal-fueled units to meet compliance deadlines, but does not expect any adverse changes to its environmental strategy, liquidity, financial condition, or results of operations as a result of the final rule.

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

At June 30, 2015, Consumers had a recorded liability of $113 million for its remaining obligations for these sites.  This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent.  The undiscounted amount of the remaining obligation is $128 million.  Consumers expects to pay the following amounts for remediation and other response activity costs in 2015 and in each of the next four years:

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

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period.  At June 30, 2015, Consumers had a regulatory asset of $144 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million.  At June 30, 2015, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability.

GUARANTEES

Presented in the following table are CMS Energy’s and Consumers’ guarantees at June 30, 2015:

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

Presented in the following table is additional information regarding CMS Energy’s and Consumers’ guarantees:

Guarantee Description	How Guarantee Arose	Events That Would Require Performance
CMS Energy, including Consumers
Indemnity obligations from asset sales and other agreements	Stock and asset sale agreements	Findings of misrepresentation, breach of warranties, tax claims, and other specific events or circumstances

Guarantees	Normal operating activity	Nonperformance or non-payment by a subsidiary under a related contract
Consumers
Indemnity obligations and other guarantees	Normal operating activity	Nonperformance or claims made by a third party under a related contract

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

OTHER CONTINGENCIES

Michigan Sales and Use Tax Litigation:  In 2010, the Michigan Department of Treasury finalized a sales and use tax audit of Consumers for the period from October 1, 1997 to December 31, 2004.  It determined that Consumers’ electric and natural gas distribution equipment was not eligible for an industrial-processing exemption and therefore was subject to the use tax.  Consumers paid the tax for the period from 1997 through 2004 and filed a claim in the Michigan Court of Claims disputing the tax determination.  Consumers has continued to apply the industrial-processing exemption for the years subsequent to 2004.

Detroit Edison Company was also denied the tax exemption and filed a similar claim in the Michigan Court of Claims, which was subsequently appealed to the Michigan Supreme Court.  In July 2015, the Michigan Supreme Court issued an opinion finding that Detroit Edison Company was eligible for a partial industrial-processing exemption on its electric distribution equipment.  It remanded the case back to the Michigan Court of Claims.  The results of this case could affect Consumers’ claim, which could result in a partial refund of taxes paid previously or an assessment of additional taxes and interest owed for the years subsequent to 2004.  Consumers cannot estimate the amount or timing of any potential tax refunds or assessments, but considers the likelihood of a material unfavorable outcome to be remote.

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

4:               FINANCINGS AND CAPITALIZATION

Revolving Credit Facilities:  The following secured revolving credit facilities with banks were available at June 30, 2015:

	In Millions
			Letters of Credit
Expiration Date	Amount of Facility	Amount Borrowed	Outstanding	Amount Available
CMS Energy parent
May 27, 2020[1]	$550	$-	$3	$547
Consumers
May 27, 2020[2]	$650	$-	$10	$640
May 9, 2018[2]	30	-	30	-

1       During the six months ended June 30, 2015, CMS Energy’s average borrowings totaled $61 million with a weighted-average interest rate of 1.43 percent.  Obligations under this facility are secured by Consumers common stock.

2       Obligations under this facility are secured by FMBs of Consumers.

Short-term Borrowings:  Under Consumers’ revolving accounts receivable sales program, which will expire in November 2016 and is generally renewed annually, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements.  These transactions are accounted for as short-term secured borrowings.  At June 30, 2015, no accounts receivable had been transferred under the program.

In September 2014, Consumers entered into a commercial paper program.  Under the program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates.  These issuances are supported by Consumers’ $650 million revolving credit facility and may have an aggregate principal amount outstanding of up to $500 million.  While the amount of outstanding commercial paper does not reduce the revolver’s available capacity, Consumers would not issue commercial paper in an amount exceeding the available revolver capacity.  At June 30, 2015, no commercial paper notes were outstanding under this program.

Dividend Restrictions:  At June 30, 2015, payment of dividends by CMS Energy on its common stock was limited to $3.8 billion under provisions of the Michigan Business Corporation Act of 1972.

Under the provisions of its articles of incorporation, at June 30, 2015, Consumers had $811 million of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy.  Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings.  Several decisions from FERC suggest that under a variety of circumstances dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings.  Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.

For the six months ended June 30, 2015, Consumers paid $254 million in dividends on its common stock to CMS Energy.

Issuance of Common Stock:  In April 2015, CMS Energy renewed its continuous equity offering program.  Under this program, CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million.  Presented in the following table are the transactions that CMS Energy entered into under the program:

	Number of	Average	Proceeds
	Shares Issued	Price per Share	(In Millions	)
April – May 2015	587,181	$34.10	$20
July 2-7, 2015	301,429	33.10	10
Total	888,610	$33.76	$30

With these transactions, CMS Energy has completed its planned stock issuances under the program for 2015.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

				In Millions
	CMS Energy, including Consumers		Consumers
	June 30	December 31	June 30	December 31
	2015	2014	2015	2014
Assets[1]
Cash equivalents	$291	$110	$251	$19
Restricted cash equivalents	40	38	40	38
CMS Energy common stock	-	-	26	38
Nonqualified deferred compensation plan assets	9	8	6	6
DB SERP
Cash equivalents	2	4	2	3
Mutual funds	150	127	107	90
Derivative instruments
Commodity contracts	4	2	4	2
Total	$496	$289	$436	$196
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$9	$8	$6	$6
Derivative instruments
Commodity contracts	1	1	1	1
Total	$10	$9	$7	$7

1       All assets and liabilities were classified as Level 1 with the exception of some commodity contracts, which were classified as Level 2 or Level 3 and which were insignificant at June 30, 2015 and December 31, 2014.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS USING SIGNIFICANT LEVEL 3 INPUTS

Presented in the following table are reconciliations of changes in the fair values of Level 3 assets and liabilities at CMS Energy and Consumers:

				In Millions
	Three Months Ended		Six Months Ended
June 30	2015	2014	2015	2014
CMS Energy, including Consumers
Balance at beginning of period	$1	$-	$1	$4
Total gains (losses) offset through regulatory accounting	2	1	3	(18)
Purchases	-	-	-	(1)
Settlements	-	-	(1)	16
Balance at end of period	$3	$1	$3	$1
Consumers
Balance at beginning of period	$1	$-	$1	$4
Total gains (losses) offset through regulatory accounting	2	1	3	(18)
Purchases	-	-	-	(1)
Settlements	-	-	(1)	16
Balance at end of period	$3	$1	$3	$1

There were no unrealized gains or losses included in earnings related to assets and liabilities still held at June 30, 2015 or 2014.

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

In Millions
	June 30, 2015					December 31, 2014
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Securities held to maturity	$13	$13	$-	$13	$-	$11	$11	$-	$11	$-
Notes receivable[1]	990	1,052	-	-	1,052	938	995	-	-	995
Long-term debt[2]	8,538	9,090	-	8,088	1,002	8,535	9,285	-	8,252	1,033
Consumers
Long-term debt[3]	$5,241	$5,567	$-	$4,565	$1,002	$5,278	$5,749	$-	$4,716	$1,033

1       Includes current portion of notes receivable of $113 million at June 30, 2015 and $138 million at December 31, 2014.

2       Includes current portion of long-term debt of $498 million at June 30, 2015 and $519 million at December 31, 2014.

3       Includes current portion of long-term debt of $100 million at June 30, 2015 and $124 million at December 31, 2014.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt.  At June 30, 2015 and December 31, 2014, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements.  This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

In Millions
	June 30, 2015				December 31, 2014
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$153	$-	$3	$150	$129	$-	$2	$127
Held to maturity
Debt securities	13	-	-	13	11	-	-	11
Consumers
Available for sale
DB SERP
Mutual funds	$109	$-	$2	$107	$92	$-	$2	$90
CMS Energy common stock	4	22	-	26	5	33	-	38

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities.  During the six months ended June 30, 2015, CMS Energy contributed $25 million to the DB SERP, which included a contribution of $17 million by Consumers.  Debt securities classified as held to maturity consist primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.

Consumers recognized a gain of $9 million in January 2015 associated with the transfer of shares of CMS Energy common stock to a related charitable foundation.  The gain reflected the excess of fair value over cost of the stock donated and was recorded in other income on Consumers’ consolidated statements of income.  The gain was eliminated on CMS Energy’s consolidated statements of income.

7:               NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s current and non-current notes receivable:

		In Millions
	June 30, 2015	December 31, 2014
CMS Energy
Current
EnerBank notes receivable, net of allowance for loan losses	$113	$97
EnerBank notes receivable held for sale	-	41
Other	1	1
Non-current
EnerBank notes receivable, net of allowance for loan losses	877	800
Total notes receivable	$991	$939

EnerBank notes receivable are unsecured consumer installment loans for financing home improvements.  EnerBank records its notes receivable at cost, less allowance for loan losses.  In May 2015, EnerBank completed a sale of notes receivable, receiving proceeds of $48 million and recording an insignificant gain.

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

Loans that are 30 days or more past due are considered delinquent.  The balance of EnerBank’s delinquent consumer loans was $5 million at June 30, 2015 and December 31, 2014.

At June 30, 2015 and December 31, 2014, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

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

Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	DB Pension Plan				OPEB Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
June 30	2015	2014	2015	2014	2015	2014	2015	2014
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$12	$10	$24	$20	$6	$5	$12	$10
Interest expense	26	25	51	50	14	14	29	28
Expected return on plan assets	(35)	(34)	(69)	(68)	(22)	(22)	(45)	(44)
Amortization of:
Net loss	22	14	45	29	6	1	11	1
Prior service cost (credit)	1	1	1	1	(11)	(11)	(21)	(21)
Net periodic cost (credit)	$26	$16	$52	$32	$(7)	$(13)	$(14)	$(26)
Consumers
Net periodic cost (credit)
Service cost	$12	$10	$24	$20	$6	$5	$12	$10
Interest expense	24	24	49	48	14	14	28	27
Expected return on plan assets	(34)	(33)	(67)	(66)	(21)	(21)	(43)	(42)
Amortization of:
Net loss	22	14	44	28	5	1	11	2
Prior service cost (credit)	1	1	1	1	(10)	(10)	(20)	(20)
Net periodic cost (credit)	$25	$16	$51	$31	$(6)	$(11)	$(12)	$(23)

9:               INCOME TAXES

Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations, excluding noncontrolling interests:

Six Months Ended June 30	2015	2014
CMS Energy, including Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.8	5.0
Accelerated flow-through of regulatory tax benefits	(4.9)	(5.4)
Other, net	(1.3)	(0.6)
Effective tax rate	33.6%	34.0%
Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.8	4.9
Accelerated flow-through of regulatory tax benefits	(4.3)	(4.5)
Other, net	(1.5)	(0.6)
Effective tax rate	34.0%	34.8%

Prior to 2014, Consumers recognized the income tax benefits associated with the removal costs of plant placed in service before 1993 as payments were made and the tax benefits were flowed through to customers.  In 2013, the MPSC issued an order authorizing Consumers to flow through to customers the income tax benefits on a straight-line basis over an accelerated period.  This regulatory treatment, which Consumers implemented in January 2014, will accelerate the return of $209 million of income tax benefits over five years to electric customers and $260 million of income tax benefits over 12 years to gas customers.  This treatment reduced Consumers’ income tax expense by $20 million for the six months ended June 30, 2015 and by $23 million for the six months ended June 30, 2014.

10: EARNINGS PER SHARE – CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

	In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2015	2014	2015	2014
Income available to common stockholders
Income from continuing operations	$68	$84	$270	$288
Less income attributable to noncontrolling interests	1	1	1	1
Income from continuing operations available to common stockholders – basic and diluted	$67	$83	$269	$287
Average common shares outstanding
Weighted-average shares – basic	275.4	268.0	275.1	267.1
Add dilutive contingently convertible securities	-	6.0	-	6.2
Add dilutive non-vested stock awards	0.8	0.6	0.8	0.6
Weighted-average shares – diluted	276.2	274.6	275.9	273.9
Income from continuing operations per average common share available to common stockholders
Basic	$0.25	$0.31	$0.98	$1.07
Diluted	0.25	0.30	0.98	1.05

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

CMS Energy presents EnerBank and corporate interest and other expenses within other reconciling items.

CONSUMERS

The reportable segments for Consumers are:

•                 electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan; and

•                 gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan.

Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

			In Millions
	Three Months Ended		Six Months Ended
June 30	2015	2014	2015	2014
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,007	$1,051	$2,040	$2,275
Gas utility	274	335	1,269	1,493
Enterprises	45	62	105	184
Other reconciling items	24	20	47	39
Total operating revenue – CMS Energy	$1,350	$1,468	$3,461	$3,991
Consumers
Operating revenue
Electric utility	$1,007	$1,051	$2,040	$2,275
Gas utility	274	335	1,269	1,493
Other reconciling items	-	1	-	1
Total operating revenue – Consumers	$1,281	$1,387	$3,309	$3,769
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$82	$98	$176	$198
Gas utility	1	9	122	130
Enterprises	-	2	7	4
Other reconciling items	(16)	(26)	(36)	(45)
Total net income available to common stockholders – CMS Energy	$67	$83	$269	$287
Consumers
Net income available to common stockholder
Electric utility	$82	$98	$176	$198
Gas utility	1	9	122	130
Other reconciling items	-	1	-	1
Total net income available to common stockholder – Consumers	$83	$108	$298	$329

		In Millions
	June 30, 2015	December 31, 2014
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$ 12,597	$ 12,230
Gas utility[1]	5,462	5,335
Enterprises	118	115
Other reconciling items	40	41
Total plant, property, and equipment, gross – CMS Energy	$ 18,217	$ 17,721
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$ 12,597	$ 12,230
Gas utility[1]	5,462	5,335
Other reconciling items	15	15
Total plant, property, and equipment, gross – Consumers	$ 18,074	$ 17,580
CMS Energy, including Consumers
Total assets
Electric utility[1]	$ 11,906	$ 11,582
Gas utility[1]	5,309	5,391
Enterprises	267	231
Other reconciling items	1,756	1,981
Total assets – CMS Energy	$ 19,238	$ 19,185
Consumers
Total assets
Electric utility[1]	$ 11,906	$ 11,582
Gas utility[1]	5,309	5,391
Other reconciling items	652	874
Total assets – Consumers	$ 17,867	$ 17,847

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        Unregistered Sales of Equity Securities

None.

(c)        Issuer Repurchases of Equity Securities

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended June 30, 2015:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under Publicly
	of Shares	Price Paid	Announced Plans or	Announced Plans or
Period	Purchased[1]	per Share	Programs	Programs
April 1, 2015 to
April 30, 2015	718	$34.52	-	-
May 1, 2015 to
May 31, 2015	2,950	34.25	-	-
June 1, 2015 to
June 30, 2015	3,180	33.23	-	-
Total	6,848	$33.80	-	-

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

CMS ENERGY CORPORATION
(Registrant)

Dated: July 23, 2015	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

CONSUMERS ENERGY COMPANY
(Registrant)

Dated: July 23, 2015	By:	/s/ Thomas J. Webb

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

$550 million Third Amended and Restated Revolving Credit Agreement dated as of May 27, 2015 among CMS Energy, the Banks, as defined therein, and Barclays Bank PLC, as Agent (Exhibit 10.1 to Form 8-K filed June 1, 2015 and incorporated herein by reference)

10.2	—

$650 million Fourth Amended and Restated Revolving Credit Agreement dated as of May 27, 2015 among Consumers, the Banks, as defined therein, and JPMorgan Chase Bank, N.A., as Agent (Exhibit 10.2 to Form 8-K filed June 1, 2015 and incorporated herein by reference)

10.3[1]	—

$180 million Term Loan Credit Agreement dated as of June 11, 2015 among CMS Energy, the financial institutions named therein and JPMorgan Chase Bank, N.A., as Agent (Exhibit 10.1 to Form 8-K filed June 16, 2015 and incorporated herein by reference)

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