Form 10-Q
period 2015-09-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2015-10-29
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 13, 2015:

CMS Energy Corporation:

CMS Energy Common Stock, $0.01 par value
(including 803,551 shares owned by Consumers Energy Company)	277,879,646

Consumers Energy Company:

Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended

September 30, 2015

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

Securitization

A financing method authorized by statute and approved by the MPSC that allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of securitization bonds issued by a special-purpose entity affiliated with the utility

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

•                 the adoption of federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, including those related to energy policy and ROA, gas pipeline safety, energy efficiency, the environment, regulation or deregulation, health care reforms (including the Health Care Acts), taxes, accounting matters, climate change, air emissions, potential effects of the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results;

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

(This page intentionally left blank)

CMS Energy Corporation

Consumers Energy Company

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A is a combined report of CMS Energy and Consumers.

EXECUTIVE OVERVIEW

CMS Energy is an energy company operating primarily in Michigan.  It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic independent power producer.  Consumers’ electric utility operations include the generation, purchase, distribution, transmission, and sale of electricity, and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas.  Consumers’ customer base consists of a mix of residential, commercial, and diversified industrial customers.  CMS Enterprises, through its subsidiaries and equity investments, owns and operates power generation facilities.

CMS Energy and Consumers manage their businesses by the nature of services each provides.  CMS Energy operates principally in three business segments:  electric utility; gas utility; and enterprises, its non-utility operations and investments.  Consumers operates principally in two business segments:  electric utility and gas utility.

CMS Energy and Consumers earn revenue and generate cash from operations by providing electric and natural gas utility services; electric distribution, transmission, and generation; gas transmission, storage, and distribution; and other energy-related services.  Their businesses are affected primarily by:

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

UTILITY INVESTMENT

Consumers expects to make capital investments of about $15.5 billion from 2015 through 2024.  This amount includes $7.8 billion through 2019, as presented in the following illustration:

Electric base ($2.8 billion)
Gas base ($1.7 billion)
Gas reliability enhancements ($1.0 billion)
Environmental ($0.8 billion)
Electric reliability enhancements ($0.7 billion)
Smart Energy ($0.5 billion)
New gas-fueled generation ($0.2 billion)
Decommissioning ($0.1 billion)

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

Consumers also expects to spend $0.2 billion on new natural gas-fueled electric generation.  The majority of this amount relates to an agreement that Consumers signed in 2013 to purchase a 540-MW natural gas-fueled electric generating plant located in Jackson, Michigan for $155 million.  As provided for in the agreement, the purchase is subject to MPSC and other approvals.  Consumers expects to close the purchase in late 2015 or early 2016.

REGULATION

Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC.  In July 2015, Michigan Governor Rick Snyder appointed Norm Saari to serve on the three-member MPSC for a six-year term beginning in August 2015, replacing retiring Commissioner Greg White.  Other important regulatory events and developments are summarized below.

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

The filing also seeks approval of two rate adjustment mechanisms:  one that would reconcile annually Consumers’ actual weather-adjusted nonfuel revenues with the revenues approved by the MPSC, and another that would allow recovery of an additional $147 million associated with investments to be made from January 2017 through December 2019, subject to reconciliation.  These future investments would help to ensure adequate system capacity and deliverability.

The 2008 Energy Law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At September 30, 2015, Consumers’ electric deliveries under the ROA program were at the ten-percent limit.  Earlier this year, members of the Michigan Senate and House of Representatives introduced various bills related to ROA.  These bills propose a range of changes to ROA, including eliminating ROA, maintaining the existing ROA program but imposing conditions on a customer’s return to utility service, and raising the ROA limit.  Consumers is unable to predict the form and timing of any final legislation or whether other bills might be introduced in 2015.  An increase to the ROA limit could negatively affect Consumers’ financial results and operations.

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

FINANCIAL PERFORMANCE

For the nine months ended September 30, 2015, CMS Energy’s net income available to common stockholders was $417 million and diluted EPS were $1.51.  This compares with net income available to common stockholders of $381 million and diluted EPS of $1.39 for the nine months ended September 30, 2014.  Among the factors contributing to CMS Energy’s improved performance in 2015 were electric and gas rate increases, which were offset partially by higher depreciation and property taxes on new capital investments.

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

Michigan is placed in the first quartile of states based on its strong economic growth since 2010.  Consumers expects that the continued rise in industrial production will drive its electric deliveries to increase annually by about one-half to one percent on average through 2019.  Excluding the impacts of energy efficiency programs, Consumers expects its electric deliveries to increase by about 1.5 to 2 percent annually through 2019.  Consumers is projecting that its gas deliveries will remain stable through 2019.  This outlook reflects growth in gas demand offset by energy efficiency and conservation.

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

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

	In Millions, Except Per Share Amounts
	Three Months Ended			Nine Months Ended
September 30	2015	2014	Change	2015	2014	Change
Net Income Available to Common Stockholders	$148	$94	$54	$417	$381	$36
Basic Earnings Per Share	$0.53	$0.34	$0.19	$1.51	$1.41	$0.10
Diluted Earnings Per Share	$0.53	$0.34	$0.19	$1.51	$1.39	$0.12

	In Millions
	Three Months Ended			Nine Months Ended
September 30	2015	2014	Change	2015	2014	Change
Electric utility	$166	$128	$38	$342	$326	$16
Gas utility	(7)	(9)	2	115	121	(6)
Enterprises	3	(7)	10	10	(3)	13
Corporate interest and other	(14)	(18)	4	(50)	(63)	13
Net Income Available to Common Stockholders	$148	$94	$54	$417	$381	$36

Presented in the following table are specific after-tax changes to net income available to common stockholders:

						In Millions
	September 30, 2015 better/(worse) than 2014
Reasons for the change	Three Months Ended			Nine Months Ended
Consumers electric utility and gas utility
Electric sales
Weather	$20			$7
Non-weather	1	$21		2	$9
Gas sales
Weather	(2)			(17)
Non-weather	(2)	(4)		5	(12)
Electric rate increase		16			29
Gas rate increase		4			20
Operating and maintenance costs		10			15
Depreciation and property taxes		(7)			(44)
Employee benefit costs		(5)			(19)
Other		5	$40		12	$10
Enterprises
Absence of increase in Bay Harbor environmental liability			9			9
Subsidiary earnings			1			4
Corporate interest and other
Absence of early extinguishment of debt			-			8
EnerBank earnings			2			5
Other			2			-
Total change			$54			$36

CONSUMERS ELECTRIC UTILITY RESULTS OF OPERATIONS

						In Millions
	Three Months Ended			Nine Months Ended
September 30	2015	2014	Change	2015	2014	Change
Net Income Available to Common Stockholders	$166	$128	$38	$342	$326	$16
Reasons for the change
Electric deliveries and rate increases			$73			$67
Power supply costs and related revenue			-			1
Other income, net of expenses			-			8
Maintenance and other operating expenses			3			-
Depreciation and amortization			(19)			(47)
General taxes			(2)			(6)
Interest charges			-			(8)
Income taxes			(17)			1
Total change			$38			$16

Following is a discussion of significant changes to net income available to common stockholders.

Electric deliveries and rate increases:  For the three months ended September 30, 2015, electric delivery revenues increased $73 million compared with 2014.  This change reflected a $41 million increase in sales due primarily to warmer weather in 2015, $30 million from a rate increase that Consumers self-implemented in June 2015, and a $2 million increase in other revenues.  Deliveries to end-use customers were 10.1 billion kWh in 2015 and 9.6 billion kWh in 2014.

For the nine months ended September 30, 2015, electric delivery revenues increased $67 million compared with 2014.  This change reflected a $24 million increase in sales due primarily to warmer weather in 2015, $38 million from a rate increase that Consumers self-implemented in June 2015, and a $5 million increase in other revenues.  Deliveries to end-use customers were 28.4 billion kWh in 2015 and 28.3 billion kWh in 2014.

Other income, net of expenses:  For the nine months ended September 30, 2015, other income, net of expenses, increased $8 million compared with 2014.  This change was due to a $6 million gain related to a donation of CMS Energy stock by Consumers and the absence in 2015 of $2 million of other costs incurred in 2014.  The gain was eliminated on CMS Energy’s consolidated statements of income.

Maintenance and other operating expenses:  For the three months ended September 30, 2015, maintenance and other operating expenses decreased $3 million compared with 2014.  This change reflected a $6 million decrease in forestry and other operating expenses and a $3 million decrease in service restoration costs, reflecting in part the increased capitalization of utility pole units, consistent with a change in regulatory treatment.  These decreases were offset partially by $6 million of higher postretirement benefits expense.

For the nine months ended September 30, 2015, maintenance and other operating expenses were unchanged compared with 2014, reflecting $19 million of higher postretirement benefits expense offset by a $15 million reduction in service restoration costs and a $4 million decrease in other operating expenses.  The reduction in service restoration costs was due primarily to the increased capitalization of utility pole units, consistent with a change in regulatory treatment.

Depreciation and amortization:  For the three months ended September 30, 2015, depreciation and amortization expense increased $19 million compared with 2014, and for the nine months ended September 30, 2015, depreciation and amortization expense increased $47 million compared with 2014.  These increases were due primarily to increased plant in service and higher amortization of securitized assets.

General taxes:  For the nine months ended September 30, 2015, general taxes increased $6 million compared with 2014 due to increased property taxes, reflecting higher capital spending.

Interest charges:  For the nine months ended September 30, 2015, interest charges increased $8 million compared with 2014 due primarily to higher average debt levels.

Income taxes:  For the three months ended September 30, 2015, income taxes increased $17 million compared with 2014.  Of this increase, $22 million was attributable to higher electric utility earnings, which was offset partially by a $3 million benefit associated with Cross Winds® Energy Park production tax credits and $2 million in other tax-related items.

For the nine months ended September 30, 2015, income taxes decreased $1 million compared with 2014.  This decrease reflected a $6 million benefit associated with Cross Winds® Energy Park production tax credits, offset partially by $5 million attributable to higher electric utility earnings.

CONSUMERS GAS UTILITY RESULTS OF OPERATIONS

						In Millions
	Three Months Ended			Nine Months Ended
September 30	2015	2014	Change	2015	2014	Change
Net Income (Loss) Available to Common Stockholders	$(7)	$(9)	$2	$115	$121	$(6)
Reasons for the change
Gas deliveries and rate increases			$2			$23
Other income, net of expenses			-			4
Maintenance and other operating expenses			4			(11)
Depreciation and amortization			(1)			(15)
General taxes			(1)			(5)
Interest charges			(1)			(4)
Income taxes			(1)			2
Total change			$2			$(6)

Following is a discussion of significant changes to net income available to common stockholders.

Gas deliveries and rate increases:  For the three months ended September 30, 2015, gas delivery revenues increased $2 million compared with 2014.  This change reflected $7 million from a January 2015 rate increase, offset partially by a $5 million decrease in sales.  Deliveries to end-use customers were 27 bcf in 2015 and 29 bcf in 2014.

For the nine months ended September 30, 2015, gas delivery revenues increased $23 million compared with 2014.  This change reflected $32 million from a January 2015 rate increase and a $2 million increase in other revenues.  These increases were offset partially by an $11 million decrease in sales, due primarily to colder winter weather in 2014.  Deliveries to end-use customers were 223 bcf in 2015 and 234 bcf in 2014.

Other income, net of expenses:  For the nine months ended September 30, 2015, other income, net of expenses, increased $4 million compared with 2014 due primarily to a gain related to a donation of CMS Energy stock by Consumers.  The gain was eliminated on CMS Energy’s consolidated statements of income.

Maintenance and other operating expenses:  For the three months ended September 30, 2015, maintenance and other operating expenses decreased $4 million compared with 2014.  This change was due primarily to a $4 million reduction in uncollectible accounts expense and a $4 million decrease in other operating and maintenance expenses.  These decreases were offset partially by a $4 million increase in postretirement benefits expense.

For the nine months ended September 30, 2015, maintenance and other operating expenses increased $11 million compared with 2014.  This change was due to a $12 million increase in postretirement benefits expense and a $4 million increase in other operating and maintenance expenses, offset partially by a $5 million reduction in uncollectible accounts expense.

Depreciation and amortization:  For the nine months ended September 30, 2015, depreciation and amortization expense increased $15 million compared with 2014 due primarily to increased plant in service.

General taxes:  For the nine months ended September 30, 2015, general taxes increased $5 million compared with 2014 due to increased property taxes, reflecting higher capital spending.

Interest charges:  For the nine months ended September 30, 2015, interest charges increased $4 million compared with 2014 due primarily to higher average debt levels.

Income taxes:  For the nine months ended September 30, 2015, income taxes decreased $2 million compared with 2014 attributable primarily to lower gas utility earnings.

ENTERPRISES RESULTS OF OPERATIONS

						In Millions
	Three Months Ended			Nine Months Ended
September 30	2015	2014	Change	2015	2014	Change
Net Income (Loss) Available to Common Stockholders	$3	$(7)	$10	$10	$(3)	$13

For the three months ended September 30, 2015, net income of the enterprises segment increased $10 million compared with 2014, due primarily to the absence in 2015 of a $9 million after-tax increase in the environmental remediation liability associated with Bay Harbor.

For the nine months ended September 30, 2015, net income of the enterprises segment increased $13 million compared with 2014, due to the absence in 2015 of a $9 million after-tax increase in the environmental remediation liability associated with Bay Harbor, and a $4 million benefit resulting primarily from lower fuel costs, offset partially by higher costs associated with planned major maintenance.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

						In Millions
	Three Months Ended			Nine Months Ended
September 30	2015	2014	Change	2015	2014	Change
Net Income (Loss) Available to Common Stockholders	$(14)	$(18)	$4	$(50)	$(63)	$13

For the three months ended September 30, 2015, corporate interest and other net expenses decreased $4 million compared with 2014, due to $2 million of lower fixed charges on lower average debt levels in 2015 and $2 million of higher earnings at EnerBank.

For the nine months ended September 30, 2015, corporate interest and other net expenses decreased $13 million compared with 2014, due to the absence in 2015 of an $8 million loss on the early extinguishment of debt and $5 million of higher earnings at EnerBank.

CASH POSITION, INVESTING, AND FINANCING

At September 30, 2015, CMS Energy had $202 million of consolidated cash and cash equivalents, which included $52 million of restricted cash and cash equivalents.  At September 30, 2015, Consumers had $95 million of consolidated cash and cash equivalents, which included $52 million of restricted cash and cash equivalents.

OPERATING ACTIVITIES

Presented in the following table are specific components of net cash provided by operating activities for the nine months ended September 30, 2015 and 2014:

			In Millions
Nine Months Ended September 30	2015	2014	Change
CMS Energy, including Consumers
Net income	$418	$382	$36
Non-cash transactions[1]	898	762	136
	1,316	1,144	172
Changes in core working capital[2]	239	(64)	303
Postretirement benefits contributions	(35)	(5)	(30)
Changes in other assets and liabilities, net	(100)	(113)	13
Net cash provided by operating activities	$1,420	$962	$458
Consumers
Net income	$459	$449	$10
Non-cash transactions[1]	709	634	75
	1,168	1,083	85
Changes in core working capital[2]	244	(49)	293
Postretirement benefits contributions	(33)	(3)	(30)
Changes in other assets and liabilities, net	48	(83)	131
Net cash provided by operating activities	$1,427	$948	$479

1 Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

2 Core working capital comprises accounts and notes receivable and accrued revenues (including accrued power supply and gas revenues), inventories, accounts payable, and accrued rate refunds.

For the nine months ended September 30, 2015, net cash provided by operating activities at CMS Energy increased $458 million compared with 2014 and net cash provided by operating activities at Consumers increased $479 million compared with 2014.  These changes were due primarily to gas purchases at lower prices, the absence of large increases in GCR and PSCR underrecoveries that were a result of severe winter weather in 2014, and higher net income, net of non-cash transactions.  Lower income tax payments to CMS Energy also contributed to the improvement in 2015 at Consumers.

INVESTING ACTIVITIES

Presented in the following table are specific components of net cash used in investing activities for the nine months ended September 30, 2015 and 2014:

			In Millions
Nine Months Ended September 30	2015	2014	Change
CMS Energy, including Consumers
Capital expenditures	$(1,102)	$(1,125)	$23
Increase in EnerBank notes receivable	(186)	(164)	(22)
DB SERP fund contributions	(25)	-	(25)
Proceeds from the sale of EnerBank notes receivable	48	-	48
Costs to retire property and other	(75)	(58)	(17)
Net cash used in investing activities	$(1,340)	$(1,347)	$7
Consumers
Capital expenditures	$(1,093)	$(1,123)	$30
DB SERP fund contributions	(17)	-	(17)
Costs to retire property and other	(76)	(59)	(17)
Net cash used in investing activities	$(1,186)	$(1,182)	$(4)

For the nine months ended September 30, 2015, net cash used in investing activities at CMS Energy decreased $7 million compared with 2014 and net cash used in investing activities at Consumers increased $4 million compared with 2014.  At CMS Energy, the change was due primarily to proceeds from the sale of EnerBank notes receivable and lower capital expenditures at Consumers, offset partially by DB SERP fund contributions and continued growth in EnerBank consumer lending.  The change at Consumers was due primarily to DB SERP fund contributions and an increase in restricted cash related to surcharges collected to cover Securitization bonds that Consumers issued in 2014, offset partially by lower capital expenditures.

FINANCING ACTIVITIES

Presented in the following table are specific components of net cash provided by (used in) financing activities for the nine months ended September 30, 2015 and 2014:

			In Millions
Nine Months Ended September 30	2015	2014	Change
CMS Energy, including Consumers
Payment of dividends on common and preferred stock	$(241)	$(220)	$(21)
Retirement of debt	(148)	(488)	340
Net increase in EnerBank certificates of deposit	135	147	(12)
Issuance of debt	100	1,428	(1,328)
Increase (decrease) in notes payable	8	(170)	178
Other financing activities	9	9	-
Net cash provided by (used in) financing activities	$(137)	$706	$(843)
Consumers
Payment of dividends on common and preferred stock	$(360)	$(376)	$16
Retirement of debt	(48)	(208)	160
Stockholder contribution from CMS Energy, net	150	317	(167)
Increase (decrease) in notes payable	8	(170)	178
Issuance of debt	-	878	(878)
Other financing activities	(19)	(25)	6
Net cash provided by (used in) financing activities	$(269)	$416	$(685)

For the nine months ended September 30, 2015, net cash used in financing activities at CMS Energy increased $843 million compared with 2014 and net cash used in financing activities at Consumers increased $685 million compared with 2014.  These changes were due primarily to a decrease in debt issuances, offset partially by a decrease in debt retirements and by lower repayments under Consumers’ commercial paper and accounts receivable sales programs.  Lower stockholder contributions from CMS Energy also contributed to the increase in net cash used in financing activities in 2015 at Consumers.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations.  The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors.  In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act.  For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization – Dividend Restrictions.  For the nine months ended September 30, 2015, Consumers paid $359 million in dividends on its common stock to CMS Energy.

In April 2015, CMS Energy renewed its continuous equity offering program.  Under this program, CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million.  CMS Energy issued common stock under the program and received net proceeds of $30 million through September 30, 2015.  With these transactions, CMS Energy has completed its planned stock issuances under the program for 2015.

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations.  As a result of accelerated pension funding in recent years and several initiatives to reduce costs, Consumers anticipates continued strong cash flows from operating activities for the remainder of 2015.

Access to the financial and capital markets depends on CMS Energy’s and Consumers’ credit ratings and on market conditions.  As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets.  Barring major market dislocations or disruptions, CMS Energy and Consumers expect to continue to have ready access to the financial and capital markets.  If access to these markets were to diminish or otherwise become restricted, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending.  Presented in the following table are CMS Energy’s and Consumers’ secured revolving credit facilities available at September 30, 2015:

In Millions
	Amount of	Amount	Letters of Credit	Amount
	Facility	Borrowed	Outstanding	Available	Expiration Date
CMS Energy parent
Revolving credit facility[1]	$ 550	$ -	$ 3	$ 547	May 2020
Consumers
Revolving credit facility[2]	$ 650	$ -	$ 9	$ 641	May 2020
Revolving credit facility[2]	30	-	30	-	May 2018

1 Obligations under this facility are secured by Consumers common stock.

2 Obligations under this facility are secured by FMBs of Consumers.

CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit.  Additional sources of liquidity are Consumers’ revolving accounts receivable sales program and its commercial paper program.  Consumers’ revolving accounts receivable sales program allows it to transfer up to $250 million of eligible accounts receivable as a secured borrowing.  At September 30, 2015, $250 million of accounts receivable were eligible and available for transfer under this program.  Consumers’ commercial paper program allows Consumers to issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates.  These issuances are supported by Consumers’ $650 million revolving credit facility and may have an aggregate principal amount outstanding of up to $500 million.  While the amount of outstanding commercial paper does not reduce the revolving credit facility’s available capacity, Consumers would not issue commercial paper in an amount exceeding the available facility capacity.  At September 30, 2015, $68 million of commercial paper notes were outstanding under this program.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein.  At September 30, 2015, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities.  CMS Energy and Consumers were each in compliance with these covenants as of September 30, 2015, as presented in the following table:

September 30, 2015
Description	Limit		Actual
CMS Energy parent[1]
Debt to EBITDA[2]	<	6.0 to 1.0	4.1 to 1.0
Consumers
Debt to Capital[3]	<	0.65 to 1.0	0.47 to 1.0

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

OFF-BALANCE-SHEET ARRANGEMENTS

CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties.  These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees.  Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms.  The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $143 million at September 30, 2015.  While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition.  For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments – Guarantees.

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

CONSUMERS ELECTRIC UTILITY AND GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Energy Optimization Plan:  The 2008 Energy Law requires Consumers to achieve cumulative reductions of 5.6 percent in customers’ electricity use and 3.9 percent in customers’ natural gas use by December 31, 2015.  Under its energy optimization plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs.  At September 30, 2015, Consumers had achieved cumulative reductions of 6.5 percent in customers’ electricity use and 4.6 percent in customers’ natural gas use; the savings results will be certified at the end of the plan year by a third party.

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

As of September 30, 2015, Consumers had upgraded 686,000 electric customers in Michigan to smart meters.  Consumers expects that it will have installed a total of 1.8 million smart meters throughout its service territory by the end of 2017.  Of the customers scheduled for the upgrade, 0.5 percent have chosen not to participate in the smart meter program.  Also as of September 30, 2015, Consumers had installed 2,800 communication modules on gas meters in areas where Consumers provides both electricity and natural gas to customers.  Consumers expects that it will have installed a total of 600,000 communication modules on gas meters throughout its service territory by the end of 2017.

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

In 2013, Consumers signed an agreement to purchase a 540-MW natural gas-fueled electric generating plant located in Jackson, Michigan for $155 million from AlphaGen Power LLC and DPC Juniper, LLC, affiliates of JPMorgan Chase & Co.  As provided for in the agreement, the purchase is subject to FERC, MPSC, and other approvals.  Consumers received approval from FERC for the purchase in September 2014.  Consumers expects to close the purchase in late 2015 or early 2016.

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

The 2008 Energy Law also requires Consumers to obtain 500 MW of new capacity from renewable energy resources by the end of 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties.  Consumers met its renewable capacity requirement in December 2014, one year earlier than required, through construction of its Lake Winds® and Cross Winds® Energy Parks, with a combined nameplate capacity of 212 MW, and through agreements to purchase 298 MW of nameplate capacity from renewable energy suppliers.  Additionally, in September 2015, Consumers signed a 15-year agreement to purchase renewable capacity, energy, and RECs from a 100-MW wind park to be constructed in Huron County, Michigan.  The wind park is expected to be operational in late 2016.

Cross Winds® Energy Park qualifies for certain federal production tax credits that should reduce significantly the cost of complying with the renewable requirements of the 2008 Energy Law.  Consumers expects to receive $100 million to $120 million of federal production tax credits, which will be realized over the first ten years of the wind project’s operation.  These cost savings will be passed on to customers.

Electric Customer Deliveries and Revenue:  Consumers’ electric customer deliveries are largely dependent on Michigan’s economy.  Consumers expects weather-adjusted electric deliveries to be flat in 2015 compared with 2014.

Over the next five years, Consumers plans conservatively for average electric delivery growth of about one-half to one percent annually.  This increase reflects growth in electric demand, offset partially by the predicted effects of energy efficiency programs and appliance efficiency standards.  Actual delivery levels will depend on:

•                 energy conservation measures and results of energy efficiency programs;

•                 weather fluctuations; and

•                 Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity.

Electric ROA:  The 2008 Energy Law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At September 30, 2015, electric deliveries under the ROA program were at the ten-percent limit and alternative electric suppliers were providing 752 MW of generation service to ROA customers.  Of Consumers’ 1.8 million electric customers, 305 customers, or 0.02 percent, purchased electric generation service under the ROA program.

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

Earlier this year, members of the Michigan Senate and House of Representatives introduced various bills related to energy policy.  The bills address renewable energy, energy efficiency, and changes to the regulatory process, such as eliminating the self-implementation of utility rates, revising net metering, and establishing an energy planning process to determine the need for new energy investment.  These bills also propose a range of changes to ROA, including eliminating ROA, maintaining the existing ROA program but imposing conditions on a customer’s return to utility service, and raising the ROA limit.  An increase to the ROA limit could negatively affect Consumers’ financial results and operations.  Consumers is unable to predict the form and timing of any final legislation or whether other bills might be introduced in 2015.

Electric Transmission:  In 2012, ReliabilityFirst Corporation informed Consumers that Consumers may not have been properly registered to meet certain NERC electric reliability standards.  Consumers assessed its registration status, taking into consideration FERC’s December 2012 order on the definition of a bulk electric system, and decided to register as a transmission owner, transmission planner, and transmission operator.  Consumers received approval from the MPSC in October 2014 and from FERC in April 2015 to reclassify $34 million of net plant assets from distribution to transmission.  Consumers was registered under the NERC standards as a transmission owner, planner, and operator in October 2015.  Consumers is actively pursuing FERC approval to begin earning transmission revenues under MISO’s transmission tariff.

In a separate matter, METC notified Consumers that the reclassified assets need to be conveyed by Consumers to METC under the terms of the DTIA.  Consumers disagrees with METC’s interpretation of the provisions of the DTIA.

Electric Rate Matters:  Rate matters are critical to Consumers’ electric utility business.  For additional details on rate matters, see Note 2, Regulatory Matters.

Electric Rate Design:  In June 2014, Michigan’s governor signed legislation requiring the MPSC to explore alternative cost allocation and rate design methods that would promote affordable and competitive rates for all electric customers.  In conjunction with this legislation, Consumers submitted to the MPSC a proposal for a new electric rate design in October 2014.  In June 2015, the MPSC issued an order on Consumers’ proposal, authorizing a reallocation of annual costs among customer classes.  This new allocation will better ensure that rates reflect the cost of service for each customer class and will have the effect of making rates for energy-intensive industrial customers more competitive, while keeping residential bills below the national average.  The new rate design will go into effect on or before December 1, 2015.

Depreciation Rate Case:  In June 2014, Consumers filed a depreciation case related to its electric and common utility property.  In this case, Consumers requested an increase in depreciation expense, and its recovery of that expense, of $28 million annually.  In May 2015, the MPSC approved a settlement agreement authorizing an increase in Consumers’ depreciation expense, and its recovery of that expense, of $6 million annually based on December 31, 2013 balances.  The new depreciation rates will go into effect with a final order in Consumers’ electric rate case, which Consumers expects on or before December 1, 2015.

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

Air Quality:  In 2011, the EPA released CSAPR, a final replacement rule for CAIR, which requires Michigan and 27 other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states.  In 2012, the U.S. Court of Appeals for the D.C. Circuit voided CSAPR and held that CAIR would remain in place until the EPA promulgated a new rule.  This matter was appealed to the U.S. Supreme Court, which upheld and remanded the decision back to the D.C. Circuit for additional action in April 2014.  The D.C. Circuit has reinstated CSAPR, effective January 2015, delaying the original CSAPR deadlines by three years.  Several states and industry groups continued to challenge CSAPR in the D.C. Circuit.  In July 2015, the D.C. Circuit denied the broader challenges and remanded CSAPR back to the EPA to address specific issues on some emission allocations.  Consumers’ allocations did not change and Consumers expects its emissions to be within the CSAPR allowance allocations.

In 2012, the EPA published emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS.  Under MATS, all of Consumers’ existing coal-fueled electric generating units are required to add additional controls for hazardous air pollutants.  Consumers expects to meet the extended deadline of April 2016 for five coal-fueled units and two oil/gas-fueled units it intends to continue operating and plans to retire its seven remaining coal-fueled units by the extended deadline.  MATS is presently being litigated, and in June 2015 the U.S. Supreme Court reversed and remanded the case back to the U.S. Court of Appeals for the D.C. Circuit.  Numerous states and industry parties have filed motions to vacate the rule in its entirety, while other parties, including the EPA, have sought to have the matter remanded back to the EPA to cure any deficiencies while keeping the rule in effect.  The Supreme Court’s decision does not presently impact Consumers’ MATS compliance strategy.  In addition, Consumers must still comply with the Michigan Mercury Rule and with its settlement agreement with the EPA entered into in November 2014 concerning opacity and NSR.

In October 2015, the EPA released its new rule to lower the NAAQS for ozone.  The new ozone NAAQS will make it more difficult to construct or modify power plants in many areas of the country, including some parts of Michigan, if the areas are designated to be in nonattainment of the new standard.  Consumers is evaluating this rule to determine what, if any, effect it will have on its electric generating units.

Presently, Consumers’ strategy to comply with air quality regulations, including CSAPR, NAAQS, and MATS, involves the installation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA rulemakings, litigation, and congressional action.  This evaluation could result in:

•                 changes in environmental compliance costs related to Consumers’ coal-fueled power units;

•                 a change in the fuel mix at coal-fueled and oil-fueled power units;

•                 changes in how certain units are used; and

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

In August 2015, the EPA finalized new rules pursuant to Section 111(b) of the Clean Air Act to limit carbon dioxide emissions from new electric generating units.  New coal-fueled units will not be able to meet this limit without installing carbon dioxide control equipment using such methods as carbon capture and sequestration.  Also in August 2015, the EPA finalized new rules pursuant to Section 111(b) of the Clean Air Act to limit carbon dioxide emissions from modified or reconstructed electric generating units.

In October 2015, the EPA published final rules pursuant to Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units, calling the rules the “Clean Power Plan.”  The rules will require a 32 percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels).  Initial state implementation plans are due by September 2016, but extensions are available until 2018.  States choosing not to develop their own implementation plans will be subject to the federal plan.

Certain states, corporations, and industry groups initiated litigation opposing the proposed Clean Power Plan.  In June 2015, the U.S. Court of Appeals for the D.C. Circuit dismissed this litigation without prejudice.  In July and August 2015, other challenges were filed against the EPA and the Clean Power Plan in federal district court, and those suits were also dismissed.  New legal challenges were filed upon publication of the rules in the Federal Register in October 2015.  Michigan plans to file a state carbon implementation plan while litigation proceeds.

Consumers believes that its clean energy plan, its present carbon reduction target, and its emphasis on supply diversity position it favorably to deal with the impact of carbon regulation.  Consumers cannot, however, predict the outcome of these EPA rules in court, or of Michigan’s implementation plan, which may not be submitted for EPA review and approval until 2018.  Consumers will continue to monitor regulatory activity regarding greenhouse gas emissions standards that may affect electric generating units.

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

CCRs:  In April 2015, the EPA published a final rule regulating CCRs, such as coal ash, under the Resource Conservation and Recovery Act.  The final rule adopts minimum standards for beneficially reusing and disposing of non-hazardous CCRs.  The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information.  The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non-CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards.  For additional details regarding the impact of this rule on Consumers, see Note 3, Contingencies and Commitments – Consumers Electric Utility Contingencies, “Electric Environmental Matters” and Note 8, Asset Retirement Obligations.

Water:  The EPA’s rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act became effective in October 2014.  The rule is aimed at reducing alleged harmful impacts on fish and shellfish.  Consumers does not expect any adverse changes to its environmental strategy as a result of the final rule.  In September 2015, the EPA released a pre-publication copy of its final effluent limitation guidelines, which set stringent new requirements for the discharge of arsenic, mercury, selenium, and nitrogen from electric generating units into wastewater streams.  Consumers is evaluating this rule and its potential impact on Consumers’ electric generating units.

In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule redefining “waters of the United States,” which designates the EPA’s jurisdiction under the Clean Water Act.  Numerous states and other interested parties, including Michigan’s Attorney General, have filed suits in federal courts to block the rule, which was stayed in October 2015, and that litigation remains pending.  Consumers does not expect any adverse changes to its environmental strategy as a result of the final rule.

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

Other electric environmental matters could have a material impact on Consumers’ outlook.  For additional details on other electric environmental matters, see Note 3, Contingencies and Commitments – Consumers Electric Utility Contingencies, “Electric Environmental Matters.”

CONSUMERS GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Gas Deliveries:  Consumers expects weather-adjusted gas deliveries in 2015 to increase by 1 to 1.5 percent compared with 2014.  Over the next five years, Consumers plans conservatively for stable deliveries.  This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation.  Actual delivery levels from year to year may vary from this expectation due to:

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

The filing also seeks approval of two rate adjustment mechanisms:  one that would reconcile annually Consumers’ actual weather-adjusted nonfuel revenues with the revenues approved by the MPSC, and another that would allow recovery of an additional $147 million associated with investments to be made from January 2017 through December 2019, subject to reconciliation.  These future investments would help to ensure adequate system capacity and deliverability.

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

OTHER OUTLOOK AND UNCERTAINTIES

EnerBank:  EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements.  EnerBank represented three percent of CMS Energy’s net assets at September 30, 2015 and five percent of CMS Energy’s net income available to common stockholders for the nine months ended September 30, 2015.  The carrying value of EnerBank’s loan portfolio was $1.1 billion at September 30, 2015.  Its loan portfolio was funded primarily by certificates of deposit of $1.0 billion.  The twelve-month rolling average default rate on loans held by EnerBank has remained stable at 0.6 percent at September 30, 2015.  CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate.  With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of September 30, 2015.

Union Contracts:  The UWUA ratified new five-year agreements with Consumers for operating, maintenance, and construction employees in May 2015 and for call center employees in July 2015.  The USW ratified a new five-year agreement with Consumers for Zeeland employees in September 2015.

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

CMS Energy Corporation

Consolidated Statements of Income

(Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2015	2014	2015	2014

Operating Revenue	$1,486	$1,430	$4,947	$5,421

Operating Expenses
Fuel for electric generation	161	161	462	534
Purchased and interchange power	392	387	1,082	1,244
Purchased power – related parties	21	21	61	67
Cost of gas sold	52	86	754	1,107
Maintenance and other operating expenses	311	329	906	899
Depreciation and amortization	173	153	564	503
General taxes	59	57	200	188
Total operating expenses	1,169	1,194	4,029	4,542

Operating Income	317	236	918	879

Other Income (Expense)
Interest income	1	1	3	2
Allowance for equity funds used during construction	3	2	7	6
Income from equity method investees	4	4	9	11
Other income	2	2	8	8
Other expense	(3)	(3)	(11)	(26)
Total other income	7	6	16	1

Interest Charges
Interest on long-term debt	95	98	288	294
Other interest expense	7	4	20	12
Allowance for borrowed funds used during construction	(1)	(1)	(3)	(3)
Total interest charges	101	101	305	303

Income Before Income Taxes	223	141	629	577
Income Tax Expense	75	47	211	195

Net Income	148	94	418	382
Income Attributable to Noncontrolling Interests	-	-	1	1

Net Income Available to Common Stockholders	$148	$94	$417	$381

Basic Earnings Per Average Common Share	$0.53	$0.34	$1.51	$1.41
Diluted Earnings Per Average Common Share	$0.53	$0.34	$1.51	$1.39

Dividends Declared Per Common Share	$0.29	$0.27	$0.87	$0.81

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2015	2014	2015	2014

Net Income	$148	$94	$418	$382

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $1, $-, $3, and $1	2	1	4	2
Amortization of prior service credit, net of tax of $- for all periods	(1)	(1)	(1)	(1)

Investments
Unrealized loss on investments, net of tax of $1, $-, $1, and $-	(2)	-	(3)	-

Derivative Instruments
Reclassification adjustments included in net income, net of tax of $- for all periods	-	-	-	1

Other Comprehensive Income (Loss)	(1)	-	-	2

Comprehensive Income	147	94	418	384

Comprehensive Income Attributable to Noncontrolling Interests	-	-	1	1

Comprehensive Income Attributable to CMS Energy	$147	$94	$417	$383

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Cash Flows

(Unaudited)

		In Millions
Nine Months Ended September 30	2015	2014

Cash Flows from Operating Activities
Net income	$418	$382
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	564	503
Deferred income taxes and investment tax credit	210	178
Postretirement benefits expense	68	17
Other non-cash operating activities	56	64
Postretirement benefits contributions	(35)	(5)
Cash provided by (used in) changes in assets and liabilities	-	-
Accounts receivable, notes receivable, and accrued revenue	219	111
Inventories	54	(161)
Accounts payable and accrued refunds	(34)	(14)
Other current and non-current assets and liabilities	(100)	(113)
Net cash provided by operating activities	1,420	962

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,102)	(1,125)
Cost to retire property	(60)	(62)
Increase in EnerBank notes receivable	(186)	(164)
Proceeds from the sale of EnerBank notes receivable	48	-
Other investing activities	(40)	4
Net cash used in investing activities	(1,340)	(1,347)

Cash Flows from Financing Activities
Proceeds from issuance of debt	100	1,428
Net increase in EnerBank certificates of deposit	135	147
Issuance of common stock	40	40
Retirement of long-term debt	(148)	(488)
Payment of dividends on common and preferred stock	(241)	(220)
Increase (decrease) in notes payable	8	(170)
Payment of capital lease obligations and other financing costs	(31)	(31)
Net cash provided by (used in) financing activities	(137)	706

Net Increase (Decrease) in Cash and Cash Equivalents	(57)	321

Cash and Cash Equivalents, Beginning of Period	207	172

Cash and Cash Equivalents, End of Period	$150	$493

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$147	$168

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets

(Unaudited)

ASSETS
		In Millions
	September 30	December 31
	2015	2014

Current Assets
Cash and cash equivalents	$150	$207
Restricted cash and cash equivalents	52	37
Accounts receivable and accrued revenue, less allowances of $33 in 2015 and $40 in 2014	640	881
Notes receivable, less allowances of $9 in 2015 and $8 in 2014	119	98
Notes receivable held for sale	17	41
Accounts receivable – related parties	12	11
Accrued power supply and gas revenue	10	27
Inventories at average cost
Gas in underground storage	652	681
Materials and supplies	119	117
Generating plant fuel stock	92	120
Deferred income taxes	12	-
Deferred property taxes	141	216
Regulatory assets	20	89
Prepayments and other current assets	87	72
Total current assets	2,123	2,597

Plant, Property, and Equipment
Plant, property, and equipment, gross	18,547	17,721
Less accumulated depreciation and amortization	5,697	5,415
Plant, property, and equipment, net	12,850	12,306
Construction work in progress	1,310	1,106
Total plant, property, and equipment	14,160	13,412

Other Non-current Assets
Regulatory assets	1,870	1,956
Accounts and notes receivable	950	807
Investments	61	61
Other	288	352
Total other non-current assets	3,169	3,176

Total Assets	$19,452	$19,185

LIABILITIES AND EQUITY
		In Millions
	September 30	December 31
	2015	2014

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$741	$540
Notes payable	68	60
Accounts payable	586	678
Accounts payable – related parties	8	10
Accrued rate refunds	20	6
Accrued interest	64	108
Accrued taxes	90	316
Deferred income taxes	-	66
Regulatory liabilities	81	67
Other current liabilities	130	163
Total current liabilities	1,788	2,014

Non-current Liabilities
Long-term debt	7,903	8,016
Non-current portion of capital leases and financing obligation	111	123
Regulatory liabilities	2,110	2,095
Postretirement benefits	847	872
Asset retirement obligations	419	340
Deferred investment tax credit	56	37
Deferred income taxes	1,980	1,682
Other non-current liabilities	299	299
Total non-current liabilities	13,725	13,464

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 277.1 shares in 2015 and 275.2 shares in 2014	3	3
Other paid-in capital	4,829	4,774
Accumulated other comprehensive loss	(49)	(49)
Accumulated deficit	(881)	(1,058)
Total common stockholders’ equity	3,902	3,670
Noncontrolling interests	37	37
Total equity	3,939	3,707

Total Liabilities and Equity	$19,452	$19,185

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity

(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2015	2014	2015	2014

Total Equity at Beginning of Period	$3,855	$3,682	$3,707	$3,491

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	4,812	4,761	4,774	4,715
Common stock issued	17	7	56	52
Common stock repurchased	-	(1)	(11)	(7)
Common stock reissued	-	-	10	-
Conversion option on convertible debt	-	-	-	7
At end of period	4,829	4,767	4,829	4,767

Accumulated Other Comprehensive Loss
At beginning of period	(48)	(20)	(49)	(22)
Retirement benefits liability
At beginning of period	(46)	(20)	(48)	(21)
Amortization of net actuarial loss	2	1	4	2
Amortization of prior service credit	(1)	(1)	(1)	(1)
At end of period	(45)	(20)	(45)	(20)
Investments
At beginning of period	(2)	-	(1)	-
Unrealized loss on investments	(2)	-	(3)	-
At end of period	(4)	-	(4)	-
Derivative instruments
At beginning of period	-	-	-	(1)
Reclassification adjustments included in net income	-	-	-	1
At end of period	-	-	-	-
At end of period	(49)	(20)	(49)	(20)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2015	2014	2015	2014

Accumulated Deficit
At beginning of period	(949)	(1,099)	(1,058)	(1,242)
Net income attributable to CMS Energy	148	94	417	381
Dividends declared on common stock	(80)	(75)	(240)	(219)
At end of period	(881)	(1,080)	(881)	(1,080)

Noncontrolling Interests
At beginning of period	37	37	37	37
Income attributable to noncontrolling interests	-	-	1	1
Distributions and other changes in noncontrolling interests	-	-	(1)	(1)
At end of period	37	37	37	37

Total Equity at End of Period	$3,939	$3,707	$3,939	$3,707

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Income

(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2015	2014	2015	2014

Operating Revenue	$1,417	$1,359	$4,726	$5,128

Operating Expenses
Fuel for electric generation	138	137	381	455
Purchased and interchange power	389	382	1,072	1,214
Purchased power – related parties	21	21	61	67
Cost of gas sold	46	71	737	1,006
Maintenance and other operating expenses	289	296	845	834
Depreciation and amortization	172	152	560	498
General taxes	57	55	194	183
Total operating expenses	1,112	1,114	3,850	4,257

Operating Income	305	245	876	871

Other Income (Expense)
Interest income	1	1	3	2
Interest and dividend income – related parties	-	1	-	1
Allowance for equity funds used during construction	3	2	7	6
Other income	2	2	17	8
Other expense	(3)	(3)	(11)	(13)
Total other income	3	3	16	4

Interest Charges
Interest on long-term debt	62	62	188	180
Other interest expense	4	3	11	8
Allowance for borrowed funds used during construction	(1)	(1)	(3)	(3)
Total interest charges	65	64	196	185

Income Before Income Taxes	243	184	696	690
Income Tax Expense	83	65	237	241

Net Income	160	119	459	449
Preferred Stock Dividends	-	-	1	1

Net Income Available to Common Stockholder	$160	$119	$458	$448

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income

(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2015	2014	2015	2014

Net Income	$160	$119	$459	$449

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $-, $-, $1, and $-	1	1	3	2

Investments
Unrealized gain (loss) on investments, net of tax of $-, $(1), $(1), and $1	-	(1)	(2)	2
Reclassification adjustments included in net income, net of tax of $-, $-, $(3), and $-	-	-	(5)	-

Other Comprehensive Income (Loss)	1	-	(4)	4

Comprehensive Income	$161	$119	$455	$453

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Cash Flows

(Unaudited)

		In Millions
Nine Months Ended September 30	2015	2014

Cash Flows from Operating Activities
Net income	$459	$449
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	560	498
Deferred income taxes and investment tax credit	33	64
Postretirement benefits expense	68	18
Other non-cash operating activities	48	54
Postretirement benefits contributions	(33)	(3)
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	221	120
Inventories	53	(163)
Accounts payable and accrued refunds	(30)	(6)
Other current and non-current assets and liabilities	48	(83)
Net cash provided by operating activities	1,427	948

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,093)	(1,123)
Cost to retire property	(60)	(62)
Other investing activities	(33)	3
Net cash used in investing activities	(1,186)	(1,182)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	-	878
Retirement of long-term debt	(48)	(208)
Payment of dividends on common and preferred stock	(360)	(376)
Stockholder contribution	150	495
Return of stockholder contribution	-	(178)
Increase (decrease) in notes payable	8	(170)
Payment of capital lease obligations and other financing costs	(19)	(25)
Net cash provided by (used in) financing activities	(269)	416

Net Increase (Decrease) in Cash and Cash Equivalents	(28)	182

Cash and Cash Equivalents, Beginning of Period	71	18

Cash and Cash Equivalents, End of Period	$43	$200

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$147	$168

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets

(Unaudited)

ASSETS
		In Millions
	September 30	December 31
	2015	2014

Current Assets
Cash and cash equivalents	$43	$71
Restricted cash and cash equivalents	52	37
Accounts receivable and accrued revenue, less allowances of $33 in 2015 and $39 in 2014	627	863
Accounts receivable – related parties	1	1
Accrued power supply and gas revenue	10	27
Inventories at average cost
Gas in underground storage	652	681
Materials and supplies	114	113
Generating plant fuel stock	87	112
Deferred property taxes	141	216
Regulatory assets	20	89
Prepayments and other current assets	79	63
Total current assets	1,826	2,273

Plant, Property, and Equipment
Plant, property, and equipment, gross	18,400	17,580
Less accumulated depreciation and amortization	5,626	5,346
Plant, property, and equipment, net	12,774	12,234
Construction work in progress	1,305	1,103
Total plant, property, and equipment	14,079	13,337

Other Non-current Assets
Regulatory assets	1,870	1,956
Accounts and notes receivable	9	7
Investments	28	38
Other	165	236
Total other non-current assets	2,072	2,237

Total Assets	$17,977	$17,847

LIABILITIES AND EQUITY
		In Millions
	September 30	December 31
	2015	2014

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$283	$145
Notes payable	68	60
Accounts payable	571	662
Accounts payable – related parties	11	12
Accrued rate refunds	20	6
Accrued interest	44	70
Accrued taxes	78	149
Deferred income taxes	59	80
Regulatory liabilities	81	67
Other current liabilities	100	135
Total current liabilities	1,315	1,386

Non-current Liabilities
Long-term debt	4,969	5,154
Non-current portion of capital leases and financing obligation	111	123
Regulatory liabilities	2,110	2,095
Postretirement benefits	770	793
Asset retirement obligations	418	339
Deferred investment tax credit	56	37
Deferred income taxes	2,467	2,406
Other non-current liabilities	239	237
Total non-current liabilities	11,140	11,184

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,724	3,574
Accumulated other comprehensive loss	(11)	(7)
Retained earnings	931	832
Total common stockholder’s equity	5,485	5,240
Preferred stock	37	37
Total equity	5,522	5,277

Total Liabilities and Equity	$17,977	$17,847

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity

(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2015	2014	2015	2014

Total Equity at Beginning of Period	$5,466	$5,250	$5,277	$4,857

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	3,724	3,572	3,574	3,257
Stockholder contribution	-	180	150	495
Return of stockholder contribution	-	(178)	-	(178)
At end of period	3,724	3,574	3,724	3,574

Accumulated Other Comprehensive Income (Loss)
At beginning of period	(12)	2	(7)	(2)
Retirement benefits liability
At beginning of period	(24)	(16)	(26)	(17)
Amortization of net actuarial loss	1	1	3	2
At end of period	(23)	(15)	(23)	(15)
Investments
At beginning of period	12	18	19	15
Unrealized gain (loss) on investments	-	(1)	(2)	2
Reclassification adjustments included in net income	-	-	(5)	-
At end of period	12	17	12	17
At end of period	(11)	2	(11)	2

Retained Earnings
At beginning of period	876	798	832	724
Net income	160	119	459	449
Dividends declared on common stock	(105)	(120)	(359)	(375)
Dividends declared on preferred stock	-	-	(1)	(1)
At end of period	931	797	931	797

Preferred Stock
At beginning and end of period	37	37	37	37

Total Equity at End of Period	$5,522	$5,251	$5,522	$5,251

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

1:               NEW ACCOUNTING STANDARDS

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

ASU 2015-13, Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets:  This standard, which became effective in August 2015 for CMS Energy and Consumers, was intended to resolve diversity in practice regarding whether certain electricity contracts are eligible for the normal purchases and sales scope exception from derivative accounting.  The standard clarifies that contracts that require transmission of electricity through a market with established price points at each node or hub location are eligible for the scope exception.  Consumers applies the normal purchases and sales scope exception to many power purchase agreements that require transmission of electricity through the MISO market, which has price points at various node or hub locations.  Since this standard clarifies that these contracts are eligible for the scope exception, which is consistent with Consumers’ treatment, the standard had no impact on CMS Energy’s or Consumers’ consolidated financial statements.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

ASU 2014-09, Revenue from Contracts with Customers:  This standard, which will become effective January 1, 2018 for CMS Energy and Consumers, provides new guidance for recognizing revenue from contracts with customers.  A primary objective of the standard is to provide a single, comprehensive revenue recognition model that will be applied across entities, industries, and capital markets.  The new guidance will replace most of the existing revenue recognition requirements in GAAP, although certain guidance specific to rate-regulated utilities will be retained.  Entities will have the option to apply the standard retrospectively to all prior periods presented, or to apply it retrospectively only to contracts existing at the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings.  CMS Energy and Consumers are evaluating the impact of the standard on their consolidated financial statements.

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

ASU 2015-02, Amendments to the Consolidation Analysis:  This standard, which will become effective January 1, 2016 for CMS Energy and Consumers, provides amended guidance on whether reporting entities should consolidate certain legal entities, including limited partnerships.  CMS Energy and Consumers have assessed this standard and do not expect that it will result in any changes to their consolidation conclusions or have any impact on their consolidated income, cash flows, or financial position.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs:  This standard, which will become effective January 1, 2016 for CMS Energy and Consumers, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet.  Presently, debt issuance costs are reported as an asset.  The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums.  The standard is to be applied retrospectively to all prior periods presented.  At September 30, 2015, CMS Energy had $42 million of unamortized debt issuance costs, which included $22 million at Consumers.  These amounts are recorded in other non-current assets on the consolidated balance sheets.

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

The filing also seeks approval of an investment recovery mechanism that would allow recovery of an additional $163 million in total for incremental investments that Consumers plans to make in 2016 and 2017 and $78 million for incremental investments planned in 2018, subject to reconciliation.  These incremental investments would help to ensure continued system reliability, environmental compliance, and technology enhancements.

In June 2015, Consumers self-implemented an annual rate increase of $110 million, subject to refund with interest.  Consumers expects a final order on or before December 1, 2015.

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

Energy Optimization Plan Incentive:  In September 2015, the MPSC approved a settlement agreement authorizing Consumers to collect $17 million during 2016 as an incentive for exceeding statutory targets under both its electric and gas optimization plans during 2014.  Consumers recognized revenue under this program of $17 million in 2014.

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

CMS Energy has recorded a cumulative charge related to Bay Harbor of $247 million, which includes accretion expense.  At September 30, 2015, CMS Energy had a recorded liability of $59 million for its remaining obligations.  CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs.  The undiscounted amount of the remaining obligation is $75 million.  CMS Energy expects to pay the following amounts for long-term liquid disposal and operating and maintenance costs in 2015 and in each of the next four years:

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

Equatorial Guinea Tax Claim:  In 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea.  The government of Equatorial Guinea claims that CMS Energy owes $142 million in taxes, plus significant penalties and interest, in connection with the sale.  The matter is proceeding to formal arbitration.  CMS Energy has concluded that the government’s tax claim is without merit and is contesting the claim, but cannot predict the financial impact or outcome of the matter.  It is possible that the outcome could negatively affect CMS Energy’s liquidity, financial condition, and results of operations.

CONSUMERS ELECTRIC UTILITY CONTINGENCIES

Electric Environmental Matters:  Consumers’ operations are subject to environmental laws and regulations.  Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.

Cleanup and Solid Waste:  Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA.  Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome.  Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $5 million and $6 million.  At September 30, 2015, Consumers had a recorded liability of $5 million, the minimum amount in the range of its estimated probable NREPA liability.

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

Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $2 million and $8 million.  Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability.  At September 30, 2015, Consumers had a recorded liability of $2 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability.

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

CCRs:  In April 2015, the EPA published a final rule regulating CCRs, such as coal ash, under the Resource Conservation and Recovery Act.  Consumers determined that this rule would require it to accelerate a minor amount of its planned capital and cost of removal expenditures at its coal-fueled units to meet compliance deadlines.  These changes in timing did not impact Consumers’ previously recorded ARO liability for coal ash disposal areas.

Following the publication of the EPA rule, the MDEQ convened a workgroup of utilities and public stakeholders to evaluate the state’s approach to CCR regulation.  The workgroup determined that more prescriptive state requirements should be established for certain categories of waste management facilities, such as coal ash surface impoundments.  In September 2015, the MDEQ submitted a draft plan to the EPA in which it declared its intent to explicitly regulate these facilities under state laws, and the EPA responded, confirming that it agreed with the MDEQ’s regulatory approach.

The proposed changes to state regulations in the MDEQ’s draft plan clarified the EPA CCR rule closure plan requirements and provided Consumers with sufficient information to reasonably estimate an additional ARO liability.  Accordingly, in September 2015, Consumers recorded a $68 million increase to its coal ash disposal ARO liability and a corresponding increase to plant, property, and equipment that will be amortized over the remaining lives of the facilities.  For additional details on the ARO liability, see Note 8, Asset Retirement Obligations.

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

At September 30, 2015, Consumers had a recorded liability of $112 million for its remaining obligations for these sites.  This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent.  The undiscounted amount of the remaining obligation is $126 million.  Consumers expects to pay the following amounts for remediation and other response activity costs in 2015 and in each of the next four years:

In Millions
	2015	2016	2017	2018	2019
Consumers
Remediation and other response activity costs	$6	$12	$13	$11	$14

Consumers periodically reviews these cost estimates and is presently considering changes to its remediation technique at certain sites that could lead to an increase in its cost estimates.  Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period.  At September 30, 2015, Consumers had a regulatory asset of $143 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million.  At September 30, 2015, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability.

GUARANTEES

Presented in the following table are CMS Energy’s and Consumers’ guarantees at September 30, 2015:

	In Millions
			Maximum		Carrying
Guarantee Description	Issue Date	Expiration Date	Obligation		Amount
CMS Energy, including Consumers
Indemnity obligations from asset sales and other agreements	Various	Various through August 2029	$143	[1]	$8
Guarantees	Various	Various through March 2021	51	[2]	-
Consumers
Indemnity obligations and other guarantees	Various	Various through August 2029	$30	[2]	$1

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

2       In the normal course of business, CMS Energy and its subsidiaries have provided guarantees and other indemnities to counterparties to facilitate commercial transactions.  If a counterparty incurs losses due to nonperformance or nonpayment under the contract terms, CMS Energy or one of its subsidiaries could be required to pay the counterparty.

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

4:               FINANCINGS AND CAPITALIZATION

Debt Retirements:  In October 2015, Consumers retired $50 million of 2.60 percent FMBs at maturity.

Revolving Credit Facilities:  The following secured revolving credit facilities with banks were available at September 30, 2015:

	In Millions
			Letters of Credit
Expiration Date	Amount of Facility	Amount Borrowed	Outstanding	Amount Available
CMS Energy parent
May 27, 2020[1]	$550	$-	$3	$547
Consumers
May 27, 2020[2]	$650	$-	$9	$641
May 9, 2018[2]	30	-	30	-

1       During the nine months ended September 30, 2015, CMS Energy’s average borrowings totaled $40 million with a weighted-average interest rate of 1.43 percent.  Obligations under this facility are secured by Consumers common stock.

2       Obligations under this facility are secured by FMBs of Consumers.

Short-term Borrowings:  Under Consumers’ revolving accounts receivable sales program, which will expire in November 2016, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements.  These transactions are accounted for as short-term secured borrowings.  At September 30, 2015, no accounts receivable had been transferred under the program.

In September 2014, Consumers entered into a commercial paper program.  Under the program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates.  These issuances are supported by Consumers’ $650 million revolving credit facility and may have an aggregate principal amount outstanding of up to

$500 million.  While the amount of outstanding commercial paper does not reduce the revolver’s available capacity, Consumers would not issue commercial paper in an amount exceeding the available revolver capacity.  At September 30, 2015, $68 million of commercial paper notes with a weighted-average annual interest rate of 0.52 percent were outstanding under this program.

Dividend Restrictions:  At September 30, 2015, payment of dividends by CMS Energy on its common stock was limited to $3.9 billion under provisions of the Michigan Business Corporation Act of 1972.

Under the provisions of its articles of incorporation, at September 30, 2015, Consumers had $867 million of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy.  Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings.  Several decisions from FERC suggest that under a variety of circumstances dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings.  Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.

For the nine months ended September 30, 2015, Consumers paid $359 million in dividends on its common stock to CMS Energy.

Issuance of Common Stock:  In April 2015, CMS Energy renewed its continuous equity offering program.  Under this program, CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million.  Presented in the following table are the transactions that CMS Energy entered into under the program:

	Number of	Average	Proceeds
	Shares Issued	Price per Share	(In Millions)
April – May 2015	587,181	$34.10	$20
July 2015	301,429	33.10	10
Total	888,610	$33.76	$30

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

				In Millions
	CMS Energy, including Consumers		Consumers
	September 30	December 31	September 30	December 31
	2015	2014	2015	2014
Assets[1]
Cash equivalents	$52	$110	$-	$19
Restricted cash equivalents	52	38	52	38
CMS Energy common stock	-	-	28	38
Nonqualified deferred compensation plan assets	9	8	6	6
DB SERP
Cash equivalents	1	4	1	3
Mutual funds	147	127	105	90
Derivative instruments
Commodity contracts	3	2	2	2
Total	$264	$289	$194	$196
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$9	$8	$6	$6
Derivative instruments
Commodity contracts	1	1	1	1
Total	$10	$9	$7	$7

1       All assets and liabilities were classified as Level 1 with the exception of some commodity contracts, which were classified as Level 2 or Level 3 and which were insignificant at September 30, 2015 and December 31, 2014.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS USING SIGNIFICANT LEVEL 3 INPUTS

Presented in the following table are reconciliations of changes in the fair values of Level 3 assets and liabilities at CMS Energy and Consumers:

In Millions
	Three Months Ended		Nine Months Ended
September 30	2015	2014	2015	2014
CMS Energy, including Consumers
Balance at beginning of period	$3	$1	$1	$4
Total gains (losses) offset through regulatory accounting	-	2	3	(16)
Purchases	-	-	-	(1)
Settlements	(1)	(2)	(2)	14
Balance at end of period	$2	$1	$2	$1
Unrealized losses included in earnings relating to assets and liabilities still held at end of period[1]	$(1)	$-	$-	$-
Consumers
Balance at beginning of period	$3	$1	$1	$4
Total gains (losses) offset through regulatory accounting	-	2	3	(16)
Purchases	-	-	-	(1)
Settlements	(1)	(2)	(2)	14
Balance at end of period	$2	$1	$2	$1

1       CMS Energy records unrealized losses for Level 3 recurring fair value measurements in earnings as a component of maintenance and other operating expenses on its consolidated statements of income.

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

									In Millions

	September 30, 2015					December 31, 2014
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers

Securities held to maturity	$12	$12	$-	$12	$-	$11	$11	$-	$11	$-
Notes receivable[1]	1,077	1,150	-	-	1,150	938	995	-	-	995
Long-term debt[2]	8,623	9,229	-	8,211	1,018	8,535	9,285	-	8,252	1,033
Consumers
Long-term debt[3]	$5,230	$5,613	$-	$4,595	$1,018	$5,278	$5,749	$-	$4,716	$1,033

1       Includes current portion of notes receivable of $136 million at September 30, 2015 and $138 million at December 31, 2014.

2       Includes current portion of long-term debt of $720 million at September 30, 2015 and $519 million at December 31, 2014.

3       Includes current portion of long-term debt of $261 million at September 30, 2015 and $124 million at December 31, 2014.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt.  At September 30, 2015 and December 31, 2014, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements.  This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

							In Millions
	September 30, 2015				December 31, 2014
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$154	$-	$7	$147	$129	$-	$2	$127
Held to maturity
Debt securities	12	-	-	12	11	-	-	11
Consumers
Available for sale
DB SERP
Mutual funds	$109	$-	$4	$105	$92	$-	$2	$90
CMS Energy common stock	4	24	-	28	5	33	-	38

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities.  During the nine months ended September 30, 2015, CMS Energy contributed $25 million to the DB SERP, which included a contribution of $17 million by Consumers.  Debt securities classified as held to maturity consist primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.

Consumers recognized a gain of $9 million in January 2015 associated with the transfer of shares of CMS Energy common stock to a related charitable foundation.  The gain reflected the excess of fair value over cost of the stock donated and was recorded in other income on Consumers’ consolidated statements of income.  The gain was eliminated on CMS Energy’s consolidated statements of income.

7:               NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s current and non-current notes receivable:

		In Millions
	September 30, 2015	December 31, 2014
CMS Energy
Current
EnerBank notes receivable, net of allowance for loan losses	$119	$97
EnerBank notes receivable held for sale	17	41
Other	-	1
Non-current
EnerBank notes receivable, net of allowance for loan losses	941	800
Total notes receivable	$1,077	$939

EnerBank notes receivable are unsecured consumer installment loans for financing home improvements.  EnerBank records its notes receivable at cost, less allowance for loan losses.  In May 2015, EnerBank completed a sale of notes receivable, receiving proceeds of $48 million and recording an insignificant gain.  At September 30, 2015, $17 million of notes receivable were classified as held for sale; the fair value of notes receivable held for sale exceeded their carrying value.

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

Loans that are 30 days or more past due are considered delinquent.  The balance of EnerBank’s delinquent consumer loans was $6 million at September 30, 2015 and $5 million at December 31, 2014.

At September 30, 2015 and December 31, 2014, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

8:               ASSET RETIREMENT OBLIGATIONS

In September 2015, Consumers increased its ARO liability for coal ash disposal areas.  The increase was attributable to proposed changes in state regulations that provided Consumers with sufficient information to reasonably estimate an additional ARO liability associated with closure work at certain waste management facilities.  For additional details, see Note 3, Contingencies and Commitments – Consumers Electric Utility Contingencies, “Electric Environmental Matters.”  Presented in the following table are the changes in CMS Energy’s and Consumers’ ARO liabilities:

						In Millions
	ARO					ARO
	Liability				Cash flow	Liability
Company and ARO Description	12/31/2014	Incurred	Settled	Accretion	Revisions	9/30/2015
CMS Energy, including Consumers
Gas treating plant and gas wells	$1	$-	$-	$-	$-	$1
Consumers	339	-	(3)	14	68	418
Total CMS Energy	$340	$-	$(3)	$14	$68	$419
Consumers
Coal ash disposal areas	$120	$-	$-	$4	$68	$192
Asbestos abatement	51	-	-	2	-	53
Gas distribution cut, purge, and cap	162	-	(3)	8	-	167
Wind parks	6	-	-	-	-	6
Total Consumers	$339	$-	$(3)	$14	$68	$418

9:               RETIREMENT BENEFITS

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

Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	DB Pension Plan				OPEB Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
September 30	2015	2014	2015	2014	2015	2014	2015	2014
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$13	$10	$37	$30	$7	$5	$19	$15
Interest expense	26	24	77	74	14	14	43	42
Expected return on plan assets	(35)	(33)	(104)	(101)	(23)	(22)	(68)	(66)
Amortization of:
Net loss	22	14	67	43	5	1	16	2
Prior service cost (credit)	-	-	1	1	(10)	(10)	(31)	(31)
Net periodic cost (credit)	$26	$15	$78	$47	$(7)	$(12)	$(21)	$(38)
Consumers
Net periodic cost (credit)
Service cost	$12	$10	$36	$30	$7	$5	$19	$15
Interest expense	25	24	74	72	14	13	42	40
Expected return on plan assets	(34)	(33)	(101)	(99)	(22)	(20)	(65)	(62)
Amortization of:
Net loss	22	14	66	42	6	-	17	2
Prior service cost (credit)	-	-	1	1	(10)	(10)	(30)	(30)
Net periodic cost (credit)	$25	$15	$76	$46	$(5)	$(12)	$(17)	$(35)

10:      INCOME TAXES

Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations, excluding noncontrolling interests:

Nine Months Ended September 30	2015	2014
CMS Energy, including Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.8	4.9
Accelerated flow-through of regulatory tax benefits	(4.9)	(5.3)
Other, net	(1.3)	(0.7)
Effective tax rate	33.6%	33.9%
Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.8	4.9
Accelerated flow-through of regulatory tax benefits	(4.2)	(4.3)
Other, net	(1.5)	(0.7)
Effective tax rate	34.1%	34.9%

Prior to 2014, Consumers recognized the income tax benefits associated with the removal costs of plant placed in service before 1993 as payments were made and the tax benefits were flowed through to customers.  In 2013, the MPSC issued an order authorizing Consumers to flow through to customers the income tax benefits on a straight-line basis over an accelerated period.  This regulatory treatment, which Consumers implemented in January 2014, will accelerate the return of $209 million of income tax benefits over five years to electric customers and $260 million of income tax benefits over 12 years to gas customers.  This treatment reduced Consumers’ income tax expense by $29 million for the nine months ended September 30, 2015 and by $30 million for the nine months ended September 30, 2014.

11:      EARNINGS PER SHARE – CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

	In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2015	2014	2015	2014
Income available to common stockholders
Income from continuing operations	$148	$94	$418	$382
Less income attributable to noncontrolling interests	-	-	1	1
Income from continuing operations available to common stockholders – basic and diluted	$148	$94	$417	$381
Average common shares outstanding
Weighted-average shares – basic	276.0	274.0	275.4	269.4
Add dilutive contingently convertible securities	-	-	-	4.1
Add dilutive non-vested stock awards	0.9	0.7	0.9	0.7
Weighted-average shares – diluted	276.9	274.7	276.3	274.2
Income from continuing operations per average common share available to common stockholders
Basic	$0.53	$0.34	$1.51	$1.41
Diluted	0.53	0.34	1.51	1.39

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

12:      REPORTABLE SEGMENTS

Reportable segments consist of business units defined by the products and services they offer.  CMS Energy and Consumers evaluate the performance of each segment based on its contribution to net income available to CMS Energy’s common stockholders.

CMS ENERGY

The reportable segments for CMS Energy are:

•                 electric utility, consisting of regulated activities associated with the generation, transmission, and distribution of electricity in Michigan;

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

CONSUMERS

The reportable segments for Consumers are:

•                 electric utility, consisting of regulated activities associated with the generation, transmission, and distribution of electricity in Michigan; and

•                 gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan.

Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

			In Millions
	Three Months Ended		Nine Months Ended
September 30	2015	2014	2015	2014
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,233	$1,153	$3,273	$3,428
Gas utility	184	206	1,453	1,699
Enterprises	43	51	148	235
Other reconciling items	26	20	73	59
Total operating revenue – CMS Energy	$1,486	$1,430	$4,947	$5,421
Consumers
Operating revenue
Electric utility	$1,233	$1,153	$3,273	$3,428
Gas utility	184	206	1,453	1,699
Other reconciling items	-	-	-	1
Total operating revenue – Consumers	$1,417	$1,359	$4,726	$5,128
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$166	$128	$342	$326
Gas utility	(7)	(9)	115	121
Enterprises	3	(7)	10	(3)
Other reconciling items	(14)	(18)	(50)	(63)
Total net income available to common stockholders – CMS Energy	$148	$94	$417	$381
Consumers
Net income available to common stockholder
Electric utility	$166	$128	$342	$326
Gas utility	(7)	(9)	115	121
Other reconciling items	1	-	1	1
Total net income available to common stockholder – Consumers	$160	$119	$458	$448

		In Millions
	September 30, 2015	December 31, 2014
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$ 12,803	$ 12,230
Gas utility[1]	5,582	5,335
Enterprises	121	115
Other reconciling items	41	41
Total plant, property, and equipment, gross – CMS Energy	$ 18,547	$ 17,721
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$ 12,803	$ 12,230
Gas utility[1]	5,582	5,335
Other reconciling items	15	15
Total plant, property, and equipment, gross – Consumers	$ 18,400	$ 17,580
CMS Energy, including Consumers
Total assets
Electric utility[1]	$ 11,828	$ 11,582
Gas utility[1]	5,546	5,391
Enterprises	267	231
Other reconciling items	1,811	1,981
Total assets – CMS Energy	$ 19,452	$ 19,185
Consumers
Total assets
Electric utility[1]	$ 11,828	$ 11,582
Gas utility[1]	5,546	5,391
Other reconciling items	603	874
Total assets – Consumers	$ 17,977	$ 17,847

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                              Unregistered Sales of Equity Securities

None.

(c)                               Issuer Repurchases of Equity Securities

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended September 30, 2015:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under Publicly
	of Shares	Price Paid	Announced Plans or	Announced Plans or
Period	Purchased[1]	per Share	Programs	Programs
July 1, 2015 to
July 31, 2015	1,844	$32.19	-	-
August 1, 2015 to
August 31, 2015	-	-	-	-
September 1, 2015 to
September 30, 2015	1,727	32.15	-	-
Total	3,571	$32.17	-	-

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

CMS ENERGY CORPORATION
(Registrant)

Dated: October 29, 2015	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

CONSUMERS ENERGY COMPANY
(Registrant)

Dated: October 29, 2015	By:	/s/ Thomas J. Webb

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

Exhibits		Description
10.1[1]	—	Amendment to the CMS Energy Deferred Salary Savings Plan effective January 1, 2016
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[2]	—	XBRL Instance Document
101.SCH[2]	—	XBRL Taxonomy Extension Schema
101.CAL[2]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[2]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[2]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[2]	—	XBRL Taxonomy Extension Presentation Linkbase

1       Management contract or compensatory plan or arrangement.

2       The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”