Form 10-K
period 2015-12-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2016-02-11
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

CMS Energy Corporation: Large accelerated filer ☒ Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

Consumers Energy Company: Large accelerated filer ☐ Non-Accelerated filer ☒ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CMS Energy Corporation: Yes ☐ No ☒	Consumers Energy Company: Yes ☐ No ☒

The aggregate market value of CMS Energy voting and non-voting common equity held by non-affiliates was $8.736 billion for the 274,372,316 CMS Energy Common Stock shares outstanding on June 30, 2015 based on the closing sale price of $31.84 for CMS Energy Common Stock, as reported by the New York Stock Exchange on such date. There were no shares of Consumers common equity held by non-affiliates as of June 30, 2015.

There were 277,970,146 shares of CMS Energy Common Stock outstanding on January 13, 2016, including 803,551 shares owned by Consumers Energy Company. On January 13, 2016, CMS Energy held all 84,108,789 outstanding shares of common equity of Consumers.

Documents incorporated by reference in Part III: CMS Energy’s proxy statement and Consumers’ information statement relating to the 2016 Annual Meeting of Shareholders to be held May 6, 2016.

CMS Energy Corporation

Consumers Energy Company

Annual Reports on Form 10-K to the Securities and Exchange Commission for the Year Ended December 31, 2015

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

Btu
British thermal unit

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

GAAP
U.S. Generally Accepted Accounting Principles

GCC
Gas Customer Choice, which allows gas customers to purchase gas from alternative suppliers

GCR
Gas cost recovery

Genesee
Genesee Power Station Limited Partnership, a variable interest entity in which HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50 percent interest

Grayling
Grayling Generating Station Limited Partnership, a variable interest entity in which HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50 percent interest

GWh
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
T.E.S. Filer City Station Limited Partnership, a variable interest entity in which HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50 percent interest

USW
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

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-K and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:

•                 the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•                 potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities

•                 changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers

•                 the adoption of federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy and ROA, gas pipeline safety, gas pipeline capacity, energy efficiency, the environment, regulation or deregulation, reliability, health care reforms (including the Health Care Acts), taxes, accounting matters, climate change, air emissions, renewable energy, potential effects of the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results

•                 potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before the MDEQ, EPA, and/or U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Bay Harbor or Consumers’ RMRR classification under NSR regulations

•                 changes in energy markets, including availability and price of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, and certain related products

•                 the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates

•                 the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates used in calculating the plans’ obligations, and the resulting impact on future funding requirements

•                 the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital

•                 changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers

•                 population changes in the geographic areas where CMS Energy and Consumers conduct business

•                 national, regional, and local economic, competitive, and regulatory policies, conditions, and developments

•                 loss of customer demand for electric generation supply to alternative energy suppliers, increased use of distributed generation, or energy efficiency

•                 federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations

•                 the impact of credit markets, economic conditions, and any new banking regulations on EnerBank

•                 the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers

•                 the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to future prices of electricity, natural gas, and other energy-related commodities

•                 factors affecting development of electric generation projects and gas and electric transmission and distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, and government approvals

•                 factors affecting operations, such as costs and availability of personnel, equipment, and materials, unusual weather conditions, natural disasters, catastrophic weather-related damage, scheduled or unscheduled equipment outages, maintenance or repairs, environmental incidents, equipment failures, and electric transmission and distribution or gas pipeline system constraints

•                 potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, or operations due to accidents, explosions, physical disasters, cyber incidents, vandalism, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events

•                 changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions

•                 potential costs, lost revenues, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyber attack or other cyber incident

•                 technological developments in energy production, storage, delivery, usage, and metering

•                 the ability to implement technology, including Smart Energy, successfully

•                 the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections

•                 adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions

•                 the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements

•                 the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, and other events

•                 restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances

•                 earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts

•                 changes in financial or regulatory accounting principles or policies

•                 other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents

All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Item 1A. Risk Factors; Item 8. Financial Statements and Supplementary Data—MD&A—Outlook; and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters and Note 4, Contingencies and Commitments.

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

CMS Energy manages its businesses by the nature of services each provides, and operates principally in three business segments: electric utility, gas utility, and enterprises, its non-utility operations and investments. Consumers’ consolidated operations account for the substantial majority of CMS Energy’s total assets, income, and operating revenue. CMS Energy’s consolidated operating revenue was $6.5 billion in 2015, $7.2 billion in 2014, and $6.6 billion in 2013.

For further information about operating revenue, income, and assets and liabilities attributable to all of CMS Energy’s business segments and operations, see Item 8. Financial Statements and Supplementary Data—CMS Energy’s Selected Financial Information, Consolidated Financial Statements, and Notes to the Consolidated Financial Statements.

Consumers

Consumers has served Michigan customers since 1886. Consumers was incorporated in Maine in 1910 and became a Michigan corporation in 1968. Consumers owns and operates electric generation, transmission, and distribution facilities and gas transmission, storage, and distribution facilities. It provides electricity and/or natural gas to 6.7 million of Michigan’s 10 million residents. Consumers’ rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and FERC, as well as to NERC reliability standards, as described in “CMS Energy and Consumers Regulation” in this Item 1.

Consumers’ consolidated operating revenue was $6.2 billion in 2015, $6.8 billion in 2014, and $6.3 billion in 2013. For further information about operating revenue, income, and assets and liabilities attributable to Consumers’ electric and gas utility operations, see Item 8. Financial Statements and Supplementary Data—Consumers’ Selected Financial Information, Consolidated Financial Statements, and Notes to the Consolidated Financial Statements.

Consumers owns its principal properties in fee, except that most electric lines and gas mains are located below or adjacent to public roads or on land owned by others and are accessed by Consumers through easements and other rights. Almost all of Consumers’ properties are subject to the lien of its First Mortgage Bond Indenture. For additional information on Consumers’ properties, see Item 1. Business—Business Segments—Consumers Electric Utility—Electric Utility Properties and Consumers Gas Utility—Gas Utility Properties.

In 2015, Consumers served 1.8 million electric customers and 1.7 million gas customers in Michigan’s Lower Peninsula. Presented in the following map are Consumers’ service territories:

BUSINESS SEGMENTS

Consumers Electric Utility

Electric Utility Operations: Consumers’ electric utility operations, which include the generation, purchase, transmission, distribution, and sale of electricity, generated operating revenue of $4.2 billion in 2015, $4.4 billion in 2014, and $4.2 billion in 2013. Consumers’ electric utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2015 electric utility operating revenue of $4.2 billion by customer class:

Consumers’ electric utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.

In 2015, Consumers’ electric deliveries were 37 billion kWh, which included ROA deliveries of four billion kWh, resulting in net bundled sales of 33 billion kWh. In 2014, Consumers’ electric deliveries were 38 billion kWh, which included ROA deliveries of four billion kWh, resulting in net bundled sales of 34 billion kWh.

Consumers’ electric utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment.

Presented in the following illustration are Consumers’ monthly weather-adjusted electric deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including ROA deliveries, during 2015 and 2014:

Consumers’ 2015 summer peak demand was 7,812 MW, which included ROA demand of 581 MW. For the 2014-2015 winter period, Consumers’ peak demand was 6,067 MW, which included ROA demand of 492 MW. As required by MISO reserve margin requirements, Consumers owns or controls, through long-term PPAs and short-term capacity purchases, essentially all of the capacity required to supply its projected firm peak load and necessary reserve margin for summer 2016.

Electric Utility Properties: Consumers’ distribution system consists of:

•                 434 miles of high-voltage distribution radial lines operating at 120 kilovolts or above

•                 4,251 miles of high-voltage distribution overhead lines operating at 46 kilovolts and 69 kilovolts

•                 18 miles of high-voltage distribution underground lines operating at 46 kilovolts

•                 56,023 miles of electric distribution overhead lines

•                 10,383 miles of underground distribution lines

•                 substations with an aggregate transformer capacity of 24 million kVA

Consumers is interconnected to the interstate high-voltage electric transmission system owned by METC and operated by MISO. Consumers is also interconnected to neighboring utilities and to other transmission systems.

Presented in the following table are details about Consumers’ electric generating system at December 31, 2015:

	Number of Units and	2015 Generation Capacity	[1]	2015 Net Generation
Name and Location (Michigan)	Year Entered Service	(MW)		(GWh)
Coal generation
J.H. Campbell 1 & 2 – West Olive	2 Units, 1962-1967	603		3,182
J.H. Campbell 3 – West Olive[2]	1 Unit, 1980	751		5,132
B.C. Cobb 4 & 5 – Muskegon[3]	2 Units, 1956-1957	280		1,825
D.E. Karn 1 & 2 – Essexville	2 Units, 1959-1961	515		1,990
J.C. Weadock 7 & 8 – Essexville[3]	2 Units, 1955-1958	303		1,934
J.R. Whiting 1-3 – Erie[3]	3 Units, 1952-1953	319		1,770
Total coal generation		2,771		15,833
Oil/Gas steam generation
Jackson – Jackson[4]	1 Unit, 2002	-		130
D.E. Karn 3 & 4 – Essexville[5]	2 Units, 1975-1977	1,155		1
Zeeland (combined cycle) – Zeeland	3 Units, 2002	527		3,258
Total oil/gas steam generation		1,682		3,389
Hydroelectric
Ludington – Ludington	6 Units, 1973	992	[6]	(186)[7]
Conventional hydro generation – various locations	35 Units, 1906-1949	77		427
Total hydroelectric		1,069		241
Gas/Oil combustion turbine
Zeeland (simple cycle) – Zeeland	2 Units, 2001	316		212
Various plants – various locations[8]	8 Units, 1966-1971	13		-
Total gas/oil combustion turbine		329		212
Wind generation
Cross Winds® Energy Park – Tuscola County	62 Turbines, 2014	16		365
Lake Winds® Energy Park – Mason County	56 Turbines, 2012	18		264
Total wind generation		34		629
Total owned generation		5,885		20,304
Purchased and interchange power[9]		2,877	[10]	15,210	[11]
Total supply		8,762		35,514
Generation and transmission use/loss				2,171
Total net bundled sales				33,343

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

4                   Consumers completed the purchase of this plant in December 2015.

5                   These units were mothballed in October 2014 and returned to service in June 2015.

6                   Represents Consumers’ 51-percent share of the capacity of Ludington. DTE Electric holds the remaining 49-percent ownership interest.

7                   Represents Consumers’ share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak-demand hours.

8                   Includes units that were mothballed beginning on various dates between October 2010 and October 2014.

9                   Includes purchases from the MISO capacity and energy markets, and long-term PPAs.

10              Includes 1,240 MW of purchased contract capacity from the MCV Facility and 778 MW of purchased contract capacity from Palisades.

11              Includes 3,096 GWh of purchased energy from the MCV Facility and 6,910 GWh of purchased energy from Palisades.

Consumers’ generation capacity is a measure of the maximum electric output that Consumers has available to meet peak load requirements. As shown in the following illustration, Consumers’ 2015 generation capacity of 8,762 MW, including purchased capacity of 2,877 MW, relied on a variety of fuel sources:

Electric Utility Supply: Presented in the following table are the sources of Consumers’ electric supply over the last five years:

					GWh
Years Ended December 31	2015	2014	2013	2012	2011
Owned generation
Coal	15,833	15,684	15,951	14,027	15,468
Gas	3,601	2,012	1,415	3,003	1,912
Renewable energy	1,056	748	704	433	425
Oil	-	-	4	6	7
Net pumped storage[1]	(186)	(300)	(371)	(295)	(365)
Total owned generation	20,304	18,144	17,703	17,174	17,447
Purchased and interchange power
Purchased renewable energy[2]	2,163	2,366	2,250	1,435	1,587
Purchased generation – other[2]	11,720	10,073	10,871	13,104	11,087
Net interchange power[3]	1,327	4,793	3,656	4,151	6,825
Total purchased and interchange power	15,210	17,232	16,777	18,690	19,499
Total supply	35,514	35,376	34,480	35,864	36,946

1                   Represents Consumers’ share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak-demand hours.

2                   Includes purchases from long-term PPAs.

3                   Includes purchases from the MISO energy market.

During 2015, 45 percent of the energy Consumers provided to customers was generated by its coal-fueled generating units, which burned nine million tons of coal and produced a combined total of 15,833 GWh of electricity.

In order to obtain the coal it needs, Consumers enters into physical coal supply contracts. At December 31, 2015, Consumers had contracts to purchase coal through 2018; payment obligations under these contracts totaled $118 million. Most of Consumers’ rail-supplied coal contracts have fixed prices, although some contain market-based pricing. Consumers’ vessel-supplied coal contracts have fixed base prices that are adjusted monthly to reflect changes to the fuel cost of vessel transportation. At December 31, 2015, Consumers had 79 percent of its 2016 expected coal requirements under contract, as well as a 34-day supply of coal on hand.

In conjunction with its coal supply contracts, Consumers leases a fleet of rail cars and has transportation contracts with various companies to provide rail and vessel services for delivery of purchased coal to Consumers’ generating facilities. Consumers’ coal transportation contracts expire through 2019; payment obligations under these contracts totaled $321 million at December 31, 2015.

During 2015, Consumers acquired 43 percent of the electricity it provided to customers through long-term PPAs and the MISO energy market. Consumers offers its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the market to serve the demand of its customers. Consumers is a net purchaser of power and supplements its generation capability with purchases from the MISO energy market to meet its customers’ needs during peak demand periods.

At December 31, 2015, Consumers had unrecognized future commitments (amounts for which, in accordance with GAAP, liabilities have not been recorded on its balance sheet) to purchase capacity and energy under long-term PPAs with various generating plants. These contracts require monthly capacity payments based on the plants’ availability or deliverability. The payments for 2016 through 2036 are estimated to total $10 billion and, for each of the next five years, $1.0 billion annually. These amounts may vary depending on plant availability and fuel costs. For further information about Consumers’ future capacity and energy purchase obligations, see Item 8. Financial Statements and Supplementary Data—MD&A—Capital Resources and Liquidity and Note 4, Contingencies and Commitments—Contractual Commitments.

During 2015, ten percent of the energy Consumers provided to customers was generated by natural gas-fueled generating units, which burned 25 bcf of natural gas and produced a combined total of 3,601 GWh of electricity.

In order to obtain the gas it needs for electric generation fuel, Consumers’ electric utility purchases gas from the market near the time of consumption, at prices that allow it to compete in the electric wholesale market. For units 3 and 4 of D.E. Karn and for the Jackson and Zeeland plants, Consumers utilizes an agent that owns firm transportation rights to each plant to purchase gas from the market and transport the gas to the facilities. For its smaller combustion turbines, Consumers’ electric utility purchases and transports gas to its facilities as a bundled-rate tariff customer of either the gas utility or DTE Gas.

Presented in the following table is the cost per million Btu of all fuels consumed, which fluctuates with the mix of fuel used.

				Cost Per Million Btu
Years Ended December 31	2015	2014	2013	2012	2011
Coal	$2.49	$2.72	$2.90	$2.98	$2.94
Gas	3.06	7.19	4.68	3.16	4.95
Oil	12.28	20.16	19.47	19.08	18.55
Weighted-average fuel cost	$2.59	$3.17	$3.07	$3.05	$3.18

Electric Utility Competition: Consumers’ electric utility business is subject to actual and potential competition from many sources, in both the wholesale and retail markets, as well as in electric generation, electric delivery, and retail services.

The 2008 Energy Law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. At December 31, 2015, electric deliveries under the ROA program were at the ten-percent limit and alternative electric suppliers were providing 751 MW of generation service to ROA customers. Of Consumers’ 1.8 million electric customers, 304 customers, or 0.02 percent, purchased generation service under the ROA program.

In early 2015, members of the Michigan Senate and House of Representatives introduced various bills related to energy policy. Among other things, the bills propose a range of changes to ROA, including eliminating ROA, maintaining the existing ROA program but imposing conditions on a customer’s return to utility service, and raising the ROA limit. If the ROA limit were increased or if electric generation service in Michigan were deregulated, it could have a material adverse effect on Consumers’ financial results and operations. Presently, the Michigan Senate and House of Representatives are considering two separate but similar pieces of legislation to address energy policy, including ROA. Consumers is unable to predict the form and timing of any final legislation.

Consumers also faces competition or potential competition associated with:

•                 industrial customers relocating all or a portion of their production capacity outside of Consumers’ service territory for economic reasons

•                 municipalities owning or operating competing electric delivery systems

•                 customer self-generation

Consumers addresses this competition by monitoring activity in adjacent geographical areas, by providing non-energy services and value to customers through Consumers’ rates and service, and by offering tariff-based incentives that support economic development.

Consumers Gas Utility

Gas Utility Operations: Consumers’ gas utility operations, which include the purchase, transmission, storage, distribution, and sale of natural gas, generated operating revenue of $1.9 billion in 2015, $2.4 billion in 2014, and $2.1 billion in 2013. Consumers’ gas utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2015 gas utility operating revenue of $1.9 billion by customer class:

Consumers’ gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.

In 2015, deliveries of natural gas, including off-system transportation deliveries, through Consumers’ pipeline and distribution network, totaled 356 bcf, which included GCC deliveries of 57 bcf. In 2014, deliveries of natural gas, including off-system transportation deliveries, through Consumers’ pipeline and distribution network, totaled 373 bcf, which included GCC deliveries of 65 bcf. Consumers’ gas utility operations are seasonal. Consumers injects natural gas into storage during the summer months for use during the winter months when the demand for natural gas is higher. Peak demand occurs in the winter due to colder temperatures and the resulting use of natural gas as a heating fuel. During 2015, 42 percent of the natural gas supplied to all customers during the winter months was supplied from storage.

Presented in the following illustration are Consumers’ monthly weather-adjusted gas deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including GCC deliveries, during 2015 and 2014:

Gas Utility Properties: Consumers’ gas transmission, storage, and distribution system consists of:

•                 1,686 miles of transmission lines

•                 15 gas storage fields with a total storage capacity of 309 bcf and a working gas volume of 151 bcf

•                 27,537 miles of distribution mains

•                 seven compressor stations with a total of 157,939 installed and available horsepower

Gas Utility Supply: In 2015, Consumers purchased 69 percent of the gas it delivered from U.S. producers and five percent from Canadian producers. The remaining 26 percent was purchased from authorized GCC suppliers and delivered by Consumers to customers in the GCC program. Presented in the following illustration are the supply arrangements for the gas Consumers delivered to GCC and GCR customers during 2015:

Firm gas transportation or firm city-gate contracts are those that define a fixed amount, price, and delivery time frame. Consumers’ firm gas transportation contracts are with ANR Pipeline Company, Great Lakes Gas Transmission Limited Partnership, Panhandle Eastern Pipe Line Company, and Trunkline Gas Company, LLC, each a non-affiliated company. Under these contracts, Consumers purchases and transports gas to Michigan for ultimate delivery to its customers. Consumers’ firm gas transportation contracts expire through 2023 and provide for the delivery of 47 percent of Consumers’ total gas supply requirements in 2016. Consumers purchases the balance of its required gas supply under firm city-gate contracts and through authorized suppliers under the GCC program.

Gas Utility Competition: Competition exists in various aspects of Consumers’ gas utility business. Competition comes from GCC and from alternative fuels and energy sources, such as propane, oil, and electricity.

Enterprises Segment—Non-Utility Operations and Investments

CMS Energy’s enterprises segment, through various subsidiaries and certain equity investments, is engaged primarily in domestic independent power production and the marketing of independent power production. The enterprises segment’s operating revenue was $190 million in 2015, $299 million in 2014, and $181 million in 2013.

Independent Power Production: At December 31, 2015, CMS Energy had ownership interests in independent power plants totaling 1,177 MW or 1,077 net MW. (Net MW reflects that portion of the capacity relating to CMS Energy’s ownership interests.) Presented in the following table are CMS Energy’s interests in independent power plants at December 31, 2015:

	Ownership	Primary	Gross Capacity	[1]	2015 Net Generation
Location	Interest (%)	Fuel Type	(MW)		(GWh)
Dearborn, Michigan	100	Natural gas	752	[2]	3,399
Gaylord, Michigan	100	Natural gas	156		4
Comstock, Michigan	100	Natural gas	68		—
Filer City, Michigan	50	Coal and biomass	73		505
New Bern, North Carolina	50	Biomass	50		369
Flint, Michigan	50	Biomass	40		71
Grayling, Michigan	50	Biomass	38		122
Total			1,177		4,470

1                   Represents the intended full-load sustained output of each plant.

2                   In December 2015, capital upgrades and modifications to the plant’s turbines increased gross capacity from 710 MW to 752 MW.

The operating revenue from independent power production was $17 million in 2015, $18 million in 2014, and $17 million in 2013. CMS Energy’s independent power production business faces competition from generators, marketers and brokers, and utilities marketing power in the wholesale market.

Energy Resource Management: CMS ERM purchases and sells energy commodities in support of CMS Energy’s generating facilities with a focus on optimizing CMS Energy’s independent power production portfolio. In 2015, CMS ERM marketed eight bcf of natural gas and 4,579 GWh of electricity. Electricity marketed by CMS ERM was generated by independent power production of the enterprises segment and by unrelated third parties. CMS ERM’s operating revenue was $173 million in 2015, $281 million in 2014, and $164 million in 2013.

Other Businesses

EnerBank: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank’s operating revenue was $101 million in 2015, $80 million in 2014, and $64 million in 2013.

CMS ENERGY AND CONSUMERS REGULATION

CMS Energy, Consumers, and their subsidiaries are subject to regulation by various federal, state, and local governmental agencies, including those described in the following sections.

FERC and NERC

FERC has exercised limited jurisdiction over several independent power plants and exempt wholesale generators in which CMS Enterprises has ownership interests, as well as over CMS ERM, CMS Gas Transmission, and DIG. FERC’s jurisdiction includes, among other things, acquisitions, operations, disposals of certain assets and facilities, services provided and rates charged, and conduct among affiliates. FERC also has limited jurisdiction over holding company matters with respect to CMS Energy. FERC, in connection with NERC and with regional reliability organizations, also regulates generation and transmission owners and operators, load serving entities, purchase and sale entities, and others with regard to reliability of the bulk power system.

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

Rate Proceedings: For information regarding open rate proceedings, see Item 8. Financial Statements and Supplementary Data—MD&A—Outlook and Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters.

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

Energy Legislation

CMS Energy, Consumers, and their subsidiaries are subject to various legislative-driven matters, including Michigan’s 2008 Energy Law. This law requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources. It also allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. For additional information regarding Consumers’ renewable energy plan and electric ROA, see Item 8. Financial Statements and Supplementary Data—MD&A—Outlook.

CMS ENERGY AND CONSUMERS ENVIRONMENTAL COMPLIANCE

CMS Energy, Consumers, and their subsidiaries are subject to various federal, state, and local regulations for environmental quality, including air and water quality, solid waste management, and other matters. Consumers expects to recover costs to comply with environmental regulations in customer rates, but cannot guarantee this result. For additional information concerning environmental matters, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated

Financial Statements—Note 4, Contingencies and Commitments and Note 11, Asset Retirement Obligations.

CMS Energy has recorded a $58 million liability for its subsidiaries’ obligations associated with Bay Harbor and Consumers has recorded a $114 million liability for its obligations at a number of MGP sites. For additional information, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments.

Air: Consumers continues to install state-of-the-art emissions control equipment at its electric generating plants. Consumers estimates that it will incur capital expenditures of $84 million from 2016 through 2020 to comply with present and future federal and state environmental regulations that will require extensive reductions in nitrogen oxides, sulfur dioxides, particulate matter, and mercury emissions. Consumers’ estimate may increase if additional or more stringent laws or regulations are adopted, including regulations regarding greenhouse gases.

Solid Waste Disposal: Costs related to the construction, operation, and closure of solid waste disposal facilities for coal ash are significant. Consumers’ solid waste disposal areas are regulated under Michigan’s solid waste rules. In April 2015, the EPA published a final rule regulating CCRs, such as coal ash, under the Resource Conservation and Recovery Act. The final rule adopts minimum standards for beneficially reusing and disposing of non-hazardous CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information. The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non-CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. Consumers has converted all of its fly ash handling systems to dry systems to minimize applicable requirements. In addition, all of Consumers’ ash facilities have programs designed to protect the environment and are subject to quarterly MDEQ inspections. Consumers’ preliminary estimate of capital and cost of removal expenditures to comply with regulations relating to ash disposal is $243 million from 2016 through 2020.

Water: Consumers uses substantial amounts of water to operate and cool its electric generating plants. Water discharge quality is regulated and administered by the MDEQ under the federal NPDES program. To comply with such regulation, Consumers’ facilities have discharge monitoring programs. The EPA issued final regulations for wastewater discharges from electric generating plants in 2015. Consumers’ preliminary estimate of capital expenditures to comply with these regulations is $69 million from 2016 through 2020.

In 2014, the EPA finalized its cooling water intake rule, which requires Consumers to evaluate the biological impact of its cooling water intake systems and ensure that it is using the best technology available to minimize adverse environmental impacts. Consumers’ preliminary estimate of capital expenditures to comply with these regulations is $58 million from 2016 through 2020.

For further information concerning estimated capital expenditures related to air, solid waste disposal, and water see Item 8. Financial Statements and Supplementary Data—MD&A—Outlook—Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.

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

EMPLOYEES

Presented in the following table are the number of employees of CMS Energy and Consumers:

December 31	2015	2014	2013
CMS Energy, including Consumers
Full-time employees	7,711	7,671	7,415
Seasonal employees[1]	39	33	321
Part-time employees	54	43	45
Total employees	7,804	7,747	7,781
Consumers
Full-time employees	7,339	7,336	7,089
Seasonal employees[1]	39	33	321
Part-time employees	16	19	25
Total employees	7,394	7,388	7,435

1                   Consumers’ seasonal workforce peaked at 477 employees during 2015, 394 employees during 2014, and 321 employees during 2013. Seasonal employees work primarily during the construction season and are subject to yearly layoffs.

CMS ENERGY AND CONSUMERS EXECUTIVE OFFICERS
(AS OF FEBRUARY 1, 2016)

Name	Age	Position	Period
John G. Russell	58	President, CEO, and Director of CMS Energy	5/2010 – Present
		President, CEO, and Director of Consumers	5/2010 – Present
Chairman of the Board, President, CEO, and Director
		of CMS Enterprises	5/2010 – Present
Thomas J. Webb	63	Executive Vice President and CFO of CMS Energy	8/2002 – Present
		Executive Vice President and CFO of Consumers	8/2002 – Present
		Executive Vice President, CFO, and Director of CMS Enterprises	8/2002 – Present
John M. Butler	51	Senior Vice President of CMS Enterprises	9/2006 – Present
		Senior Vice President of CMS Energy	7/2006 – Present
		Senior Vice President of Consumers	7/2006 – Present
Daniel J. Malone	55	Senior Vice President of CMS Energy	3/2015 – Present
		Senior Vice President of Consumers	5/2010 – Present
David G. Mengebier	58	Senior Vice President of CMS Energy	11/2006 – Present
		Senior Vice President of Consumers	11/2006 – Present
		Senior Vice President of CMS Enterprises	3/2003 – Present
		Chief Compliance Officer of CMS Energy	11/2006 – 1/2016
		Chief Compliance Officer of Consumers	11/2006 – 1/2016
Patricia K. Poppe	47	Senior Vice President of CMS Energy	3/2015 – Present
		Senior Vice President of Consumers	3/2015 – Present
		Vice President of Consumers	1/2011 – 3/2015
Catherine M. Reynolds	58	Senior Vice President, General Counsel, and Director
		of CMS Enterprises	1/2014 – Present
		Senior Vice President and General Counsel of CMS Energy	10/2013 – Present
		Senior Vice President and General Counsel of Consumers	10/2013 – Present
Vice President, Deputy General Counsel, and Corporate
		Secretary of CMS Energy	1/2012 – 10/2013
Vice President, Deputy General Counsel, and Corporate
		Secretary of Consumers	1/2012 – 10/2013
		Vice President and Corporate Secretary of CMS Energy	9/2006 – 1/2012
		Vice President and Corporate Secretary of Consumers	9/2006 – 1/2012
		Vice President and Secretary of CMS Enterprises	9/2006 – 1/2014
Glenn P. Barba	50	Vice President, Controller, and CAO of CMS Enterprises	11/2007 – Present
		Vice President, Controller, and CAO of CMS Energy	2/2003 – Present
		Vice President, Controller, and CAO of Consumers	1/2003 – Present
Garrick J. Rochow	41	Vice President of CMS Energy	3/2015 – Present
		Vice President of Consumers	10/2010 – Present

There are no family relationships among executive officers and directors of CMS Energy or Consumers. The term of office of each of the executive officers extends to the first meeting of the Board of Directors of CMS Energy and Consumers after the next annual election of Directors of CMS Energy and Consumers (to be held on May 6, 2016). Ms. Poppe will succeed Mr. Russell as Chief Executive Officer of CMS Energy and Consumers effective July 1, 2016, when Mr. Russell retires.

AVAILABLE INFORMATION

CMS Energy’s internet address is www.cmsenergy.com. CMS Energy routinely posts important information on its website and considers the Investor Relations section, www.cmsenergy.com/investor-relations, a channel of distribution. Information contained on CMS Energy’s website is not incorporated herein. CMS Energy’s and Consumers’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible free of charge on CMS Energy’s website. These reports are available soon after they are electronically filed with the SEC. Also on CMS Energy’s website are:

•                 Corporate Governance Principles

•                 Articles of Incorporation

•                 Bylaws

•                 Charters and Codes of Conduct (including the Audit, Compensation and Human Resources, Finance, and Governance and Public Responsibility Committee Charters, as well as the Employee, Boards of Directors, EnerBank, and Third Party Codes of Conduct)

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

The level of CMS Energy’s present and future indebtedness could have several important effects on its future operations, including, among others, that:

•                 a significant portion of CMS Energy’s cash flow from operations could be dedicated to the payment of principal and interest on its indebtedness and would not be available for other purposes

•                 covenants contained in CMS Energy’s existing debt arrangements, which require it to meet certain financial tests, could affect its flexibility in planning for, and reacting to, changes in its business

•                 CMS Energy’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, and general corporate and other purposes could become limited

•                 CMS Energy could be placed at a competitive disadvantage to its competitors that are less leveraged

•                 CMS Energy’s vulnerability to adverse economic and industry conditions could increase

•                 CMS Energy’s future credit ratings could fluctuate

CMS Energy’s ability to meet its debt service obligations and to reduce its total indebtedness will depend on its future performance, which will be subject to general economic conditions, industry cycles, changes in laws or regulatory decisions, and financial, business, and other factors affecting its operations, many of which are beyond its control. CMS Energy cannot make assurances that its businesses will continue to generate sufficient cash flow from operations to service its indebtedness. If CMS Energy were unable to generate sufficient cash flows from operations, it could be required to sell assets or obtain additional financing.

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

Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect CMS Energy’s and Consumers’ access to liquidity needed for their businesses. Consumers’ inability to obtain prior FERC authorization for any securities issuances, including publicly offered debt, as is required under the Federal Power Act, could adversely affect Consumers’ access to liquidity. Any liquidity disruption could require CMS Energy and Consumers to take measures to conserve cash. These measures could include, but are not limited to, deferring capital expenditures, changing CMS Energy’s and Consumers’ commodity purchasing strategy to avoid collateral-posting requirements, and reducing or eliminating future share repurchases, dividend payments, or other discretionary uses of cash.

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

Certain of CMS Energy’s and Consumers’ securities and those of their affiliates are rated by various credit rating agencies. Any reduction or withdrawal of one or more of its credit ratings could have a material adverse impact on CMS Energy’s or Consumers’ ability to access capital on acceptable terms and maintain commodity lines of credit, could increase its cost of borrowing, and could cause CMS Energy or Consumers to reduce capital expenditures. If it were unable to maintain commodity lines of credit, CMS Energy or Consumers might have to post collateral or make prepayments to certain suppliers under existing contracts. Further, since Consumers provides dividends to CMS Energy, any adverse developments affecting Consumers that result in a lowering of its credit ratings could have an adverse effect on CMS Energy’s credit ratings. CMS Energy and Consumers cannot guarantee that any of their present ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency.

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

Consumers’ planned investments include the Smart Energy program, construction or acquisition of power generation, gas infrastructure, conversions and expansions, environmental controls, decommissioning of older facilities, and other electric and gas investments to upgrade delivery systems. The success of these capital investments depends on or could be affected by a variety of factors that include, but are not limited to:

•                 effective pre-acquisition evaluation of asset values, future operating costs, potential environmental and other liabilities, and other factors beyond Consumers’ control

•                 effective cost and schedule management of new capital projects

•                 availability of qualified construction personnel

•                 changes in commodity and other prices

•                 governmental approvals and permitting

•                 operational performance

•                 changes in environmental, legislative, and regulatory requirements

•                 regulatory cost recovery

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

CMS Energy and Consumers are subject to rate regulation. Consumers’ electric and gas retail rates are set by the MPSC and cannot be increased without regulatory authorization. Consumers is permitted by the 2008 Energy Law to self-implement rate changes six months after a rate filing with the MPSC, subject to certain limitations. If Consumers self-implements rates that result in higher revenues than would have resulted from rates that the MPSC authorizes in its final order, Consumers must refund the difference, with interest. Also, the MPSC may delay or deny implementation of a rate increase upon showing of good cause.

In addition, if rate regulators fail to provide timely rate relief, it could have a material adverse effect on Consumers or Consumers’ plans for making significant capital investments could be materially adversely affected. Regulators seeking to avoid or minimize rate increases could resist raising customer rates sufficiently to permit Consumers to recover the full cost of these investments. In addition, because there are statutory requirements mandating that regulators must allow Consumers to recover from customers certain costs, such as resource additions to meet Michigan’s renewable resource standard, energy optimization, and environmental compliance, regulators could be more inclined to oppose rate increases for other requested items and investments. Rate regulators could also face pressure to avoid or limit rate increases for a number of reasons, including an economic downturn in the state or diminishment of Consumers’ customer base. In addition to its potential effects on Consumers’ investment program, any limitation of cost recovery through rates could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

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

CMS Energy and Consumers are subject to, or affected by, extensive utility regulation and state and federal legislation. CMS Energy and Consumers believe that they comply with applicable laws and regulations. If it were determined that they failed to comply, CMS Energy or Consumers could become subject to fines or penalties or be required to implement additional compliance, cleanup, and remediation programs, the cost of which could be material. Adoption of new laws, rules, regulations, principles, or practices by federal or state agencies, or changes to present laws, rules, regulations, principles, or practices and the interpretation of any adoption or change, could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. Furthermore, any state or federal legislation concerning CMS Energy’s or Consumers’ operations could have a similar effect.

Utility regulation could be impacted by various matters, such as electric industry restructuring, hydro relicensing, asset reclassification, gas pipeline capacity and gas storage, new generation facilities or investments, environmental controls, climate change, air emissions, renewable energy, energy policy and ROA, regulation or deregulation, energy capacity standards or markets, reliability, and safety. CMS Energy and Consumers cannot predict the impact of these matters on their liquidity, financial condition, and results of operations.

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

In 2015, 95 percent of the energy generated by Consumers came from fossil-fuel-fired power plants, with 77 percent coming from coal-fueled power plants. CMS Enterprises also has interests in fossil-fuel-fired power plants and other types of power plants that produce greenhouse gases. In October 2015, the EPA published rules pursuant to Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units, calling the rules the “Clean Power Plan.” The rules require a 32 percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels). Federal environmental laws and rules and international accords and treaties could require CMS Energy and Consumers to install additional equipment for emission controls, purchase carbon emissions allowances, curtail operations, invest in generating capacity with fewer carbon dioxide emissions, or take other significant steps to manage or lower the emission of greenhouse gases.

The following risks related to climate change, emissions, and environmental regulations could also have a material adverse impact on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations:

•                 litigation originated by third parties against CMS Energy, Consumers, or their subsidiaries due to CMS Energy’s or Consumers’ greenhouse gas or other emissions or CCR disposal and storage

•                 impairment of CMS Energy’s or Consumers’ reputation due to their greenhouse gas or other emissions and public perception of their response to potential environmental regulations, rules, and legislation

•                 extreme weather conditions, such as severe storms, that may affect customer demand, company operations, or assets

Consumers plans to retire seven smaller coal-fueled electric generating units by April 2016. Once the facilities and equipment on these sites are taken out of service, Consumers may encounter previously unknown environmental conditions that will need to be addressed in a timely fashion with state and federal environmental regulators.

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

For additional information regarding compliance with environmental regulations, see Item 1. Business—CMS Energy and Consumers Environmental Compliance and Item 8. Financial Statements and Supplementary Data—MD&A—Outlook—Consumers Electric Utility Outlook and Uncertainties.

CMS Energy’s and Consumers’ businesses could be affected adversely by any delay in meeting environmental requirements.

A delay or failure by CMS Energy or Consumers to obtain or maintain any necessary environmental permits or approvals to satisfy any applicable environmental regulatory requirements or install emission control equipment could:

•                 prevent the construction of new facilities

•                 prevent the continued operation and sale of energy from existing facilities

•                 prevent the suspension of operations at existing facilities

•                 prevent the modification of existing facilities

•                 result in significant additional costs that could have a material adverse effect on their liquidity, financial condition, and results of operations

CMS Energy and Consumers expect to incur additional substantial costs related to remediation of legacy environmental sites.

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

CMS Energy, CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company were named as defendants in various lawsuits arising as a result of alleged inaccurate natural gas price reporting. Allegations include price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Kansas, Missouri, and Wisconsin. CMS Energy cannot predict the outcome of the lawsuits or the amount of damages for which CMS Energy may be liable. It is possible that the outcome in one or more of the lawsuits could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.

The agreements that CMS Energy and Consumers enter into for the sale of assets customarily include provisions whereby they are required to:

•                 retain specified preexisting liabilities, such as for taxes, pensions, or environmental conditions

•                 indemnify the buyers against specified risks, including the inaccuracy of representations and warranties that CMS Energy and Consumers make

•                 make payments to the buyers depending on the outcome of post-closing adjustments, litigation, audits, or other reviews, including claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions

Many of these contingent liabilities can remain open for extended periods of time after the sales are closed. Depending on the extent to which the buyers might ultimately seek to enforce their rights under these contractual provisions, and the resolution of any disputes concerning them, there could be a material adverse effect on CMS Energy’s or Consumers’ liquidity, financial condition, and results of operations.

In 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea. The government of Equatorial Guinea claims that CMS Energy owes $152 million in taxes, plus significant penalties and interest, in connection with the sale. The matter is proceeding to formal arbitration. CMS Energy is contesting the claim, but cannot predict the financial impact or outcome of the matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.

CMS Energy’s and Consumers’ energy sales and operations are affected by seasonal factors and varying weather conditions from year to year.

CMS Energy’s and Consumers’ utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment, while peak demand for natural gas occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel. In addition, Consumers’ electric rates, which follow a seasonal rate design, are higher in the summer months than in the remaining months of the year. Accordingly, CMS Energy’s and Consumers’ overall results may fluctuate substantially on a seasonal basis. Mild temperatures during the summer cooling season and winter heating season as well as the impact of extreme weather events on Consumers’ system could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

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

CMS Energy and Consumers operate in a highly regulated industry that requires the continued operation of sophisticated information and control technology systems and network infrastructure. Despite implementation of security measures, technology systems are vulnerable to being disabled, failures, cyber crime, and unauthorized access. These events could impact the reliability of electric generation and electric and gas delivery and also subject CMS Energy and Consumers to financial harm. Cyber crime, which includes the use of malware, computer viruses, and other means for disruption or unauthorized access against companies, including CMS Energy and Consumers, has increased in frequency, scope, and potential impact in recent years. While CMS Energy and Consumers have not been subject to cyber crime incidents that have had a material impact on their operations to date, their security measures in place may be insufficient to prevent a major cyber incident in the future. If technology systems were to fail or be breached, CMS Energy and Consumers might not be able to fulfill critical business functions, and sensitive confidential and proprietary data could be compromised, which could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. In addition, because CMS Energy’s and Consumers’ generation, transmission, and distribution systems are part of an interconnected system, a disruption caused by a cyber incident at another utility, electric generator, system operator, or commodity supplier could also adversely affect CMS Energy’s or Consumers’ businesses, financial condition, and results of operations.

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

CMS Energy’s and Consumers’ businesses have liability risks.

Consumers’ electric and gas delivery systems, power plants, gas infrastructure including storage facilities, wind energy or solar equipment, energy products, and the independent power plants owned in whole or in part by CMS Energy could be involved in incidents, failures, or accidents that result in injury, loss of life, or property loss to customers, employees, or the public. Although CMS Energy and Consumers have insurance coverage for many potential incidents (subject to deductibles and self-insurance amounts that could be material), depending upon the nature or severity of any incident, failure, or accident, CMS Energy or Consumers could suffer financial loss, reputational damage, and negative repercussions from regulatory agencies or other public authorities.

CMS Energy’s and Consumers’ revenues and results of operations are subject to risks that are beyond their control, including but not limited to natural disasters, terrorist attacks and related acts of war, cyber incidents, vandalism, and other catastrophic events.

The impact of natural disasters, severe weather, wars, terrorist acts, vandalism, cyber incidents, pandemics, and other catastrophic events on the facilities and operations of CMS Energy and Consumers could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. These events could result in severe damage to CMS Energy’s and Consumers’ assets beyond what could be recovered through insurance policies, could require CMS Energy and Consumers to incur significant upfront costs, and could severely disrupt operations, resulting in loss of service to customers. There is also a risk that regulators could, after the fact, conclude that Consumers’ preparedness or response to such an event was inadequate and take adverse actions as a result.

CMS Energy and Consumers are exposed to significant reputational risks.

CMS Energy and Consumers could suffer negative impacts to their reputations as a result of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, or other events. Reputational damage could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. It could also result in negative customer perception and increased regulatory oversight.

Consumers is exposed to changes in customer usage that could impact financial results.

Distributed electricity generation: Technology advances and government incentives and subsidies could increase the cost effectiveness of customer-owned methods of producing electricity, such as fuel cells, microturbines, wind turbines, and solar photovoltaics, resulting in reduced load, cross subsidization, and increased costs. This could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

Energy efficiency: Customers could reduce their consumption through demand-side energy conservation and energy efficiency programs. These reductions could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

Energy risk management strategies might not be effective in managing fuel and electricity pricing risks, which could result in unanticipated liabilities to CMS Energy and Consumers or increased volatility in their earnings.

Consumers is exposed to changes in market prices for natural gas, coal, electric capacity, electric energy, emission allowances, gasoline, diesel fuel, and RECs. Prices for these commodities may fluctuate substantially over relatively short periods of time and expose Consumers to price risk. A substantial portion of Consumers’ operating expenses for its electric generating plants and vehicle fleet consists of the costs of obtaining these commodities. The contracts associated with Consumers’ fuel and purchased power costs are executed in conjunction with the PSCR mechanism, which is designed to allow Consumers to recover prudently incurred costs associated with those positions. If the MPSC determined that any of these contracts or related contracting policies were imprudent, recovery of these costs could be disallowed. Consumers manages commodity price risk using established policies and procedures, and it may use various contracts to manage this risk, including swaps, options, futures, and forward contracts. No assurance can be made that these strategies will be successful in managing Consumers’ pricing risk or that they will not result in net liabilities to Consumers as a result of future volatility in these markets.

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

CMS Energy and Consumers are exposed to counterparty risk.

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

Volatility and disruptions in capital and credit markets could have a negative impact on CMS Energy’s and Consumers’ lenders, vendors, contractors, suppliers, customers, and other counterparties, causing them to fail to meet their obligations. Adverse economic conditions could also have a negative impact on the loan portfolio of CMS Energy’s banking subsidiary, EnerBank.

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

Over 40 percent of Consumers’ employees are represented by unions. In 2015, both of Consumers’ unions, representing all union employees, ratified three separate five-year agreements, expiring in 2020. If these employees were to engage in a strike, work stoppage, or other slowdown, Consumers could experience a significant disruption in its operations and higher ongoing labor costs.

Failure to attract and retain an appropriately qualified workforce could adversely impact CMS Energy’s and Consumers’ results of operations.

The workforce of CMS Energy and Consumers is aging and a number of employees will become eligible to retire within the next few years. If CMS Energy and Consumers were unable to match skill sets to future needs, they could encounter operating challenges and increased costs. These challenges could include a lack of resources, loss of knowledge, and delays in skill development. Additionally, higher costs could result from the use of contractors to replace employees, loss of productivity, and safety incidents. Failing to train replacement employees adequately and to transfer internal knowledge and expertise could adversely affect CMS Energy’s and Consumers’ ability to manage and operate their businesses. If CMS Energy and Consumers were unable to attract and retain an appropriately qualified workforce, their financial condition and results of operations could be affected negatively.

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

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact CMS Energy and Consumers.

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

CMS Energy and Consumers are subject to changing tax laws. Increases in federal, state, or local tax rates or other changes in tax laws could have adverse impacts on their liquidity, financial condition, and results of operations.

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

Effective July 2011, all companies that directly or indirectly control an FDIC-insured bank are required to serve as a source of financial strength for that institution. As a result, CMS Energy could be called upon by the FDIC to infuse additional capital into EnerBank to the extent that EnerBank fails to satisfy its capital requirements. In addition, CMS Energy is contractually required (i) to make cash capital contributions to EnerBank in the event that EnerBank does not maintain required minimum capital ratios and (ii) to provide EnerBank financial support, in an amount and duration as may be necessary for EnerBank to meet the cash needs of its depositors and other operations. EnerBank has exceeded these requirements historically and exceeds them as of February 2016.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Descriptions of CMS Energy’s and Consumers’ properties are found in the following sections of Item 1. Business, all of which are incorporated by reference in this Item 2:

•                 General—CMS Energy

•                 General—Consumers

•                 Business Segments—Consumers Electric Utility—Electric Utility Properties

•                 Business Segments—Consumers Gas Utility—Gas Utility Properties

•                 Business Segments—Enterprises Segment—Non-Utility Operations and Investments—Independent Power Production

Item 3. Legal Proceedings

For information regarding CMS Energy’s and Consumers’ significant pending administrative and judicial proceedings involving regulatory, operating, transactional, environmental, and other matters, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters and Note 4, Contingencies and Commitments.

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

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CMS ENERGY

CMS Energy’s common stock is traded on the New York Stock Exchange. Market prices for CMS Energy’s common stock and related security holder matters are contained in Item 8. Financial Statements and Supplementary Data—MD&A and Notes to the Consolidated Financial Statements—Note 20, Quarterly Financial and Common Stock Information (Unaudited), which are incorporated by reference herein. At January 13, 2016, the number of registered holders of CMS Energy’s common stock totaled 33,451, based on the number of record holders. Presented in the following table are CMS Energy’s dividends on its common stock:

				Per Share
Period	February	May	August	November
2015	$ 0.29	$ 0.29	$ 0.29	$ 0.29
2014	0.27	0.27	0.27	0.27

For additional information regarding securities authorized for issuance under equity compensation plans, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 13, Stock-Based Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization.

CONSUMERS

Consumers’ common stock is privately held by its parent, CMS Energy, and does not trade in the public market. Presented in the following table are Consumers’ cash dividends on its common stock:

				In Millions
Period	February	May	August	November
2015	$ 122	$ 132	$ 105	$ 115
2014	135	120	120	82

For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization.

ISSUER REPURCHASES OF EQUITY SECURITIES

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended December 31, 2015:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans or	Publicly Announced
Period	Purchased[1]	per Share	Programs	Plans or Programs
October 1, 2015 to
October 31, 2015	2,042	$ 36.45	-	-
November 1, 2015 to
November 30, 2015	-	-	-	-
December 1, 2015 to
December 31, 2015	634	34.24	-	-
Total	2,676	$ 35.93	-	-

1                   All of the common shares were repurchased to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the PISP. The value of shares repurchased is based on the market price on the vesting date.

UNREGISTERED SALES OF EQUITY SECURITIES

None.

Item 6. Selected Financial Data

Selected financial information for CMS Energy and Consumers is contained in Item 8. Financial Statements and Supplementary Data—Selected Financial Information, which is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations for CMS Energy and Consumers is contained in Item 8. Financial Statements and Supplementary Data—MD&A, which is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk for CMS Energy and Consumers are contained in Item 8. Financial Statements and Supplementary Data—MD&A—Critical Accounting Policies and Estimates—Financial and Derivative Instruments and Market Risk Information, which is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

CMS Energy Corporation

Selected Financial Information

			2015	2014	2013	2012	2011

	Operating revenue (in millions)	($)	6,456	7,179	6,566	6,253	6,503

	Income from equity method investees (in millions)	($)	14	15	13	17	9

	Income from continuing operations (in millions)[1]	($)	525	479	454	377	415

	Income from discontinued operations (in millions)	($)	—	—	—	7	2

	Net income available to common stockholders (in millions)	($)	523	477	452	382	415

	Average common shares outstanding (in thousands)		275,600	270,580	264,511	260,678	250,824

	Earnings from continuing operations per average common share
CMS Energy	– Basic	($)	1.90	1.76	1.71	1.43	1.65
	– Diluted	($)	1.89	1.74	1.66	1.39	1.57

	Earnings per average common share
CMS Energy	– Basic	($)	1.90	1.76	1.71	1.46	1.66
	– Diluted	($)	1.89	1.74	1.66	1.42	1.58

	Cash provided by operations (in millions)	($)	1,640	1,447	1,421	1,241	1,169

	Capital expenditures, excluding assets placed under capital lease (in millions)	($)	1,564	1,577	1,325	1,227	882

	Total assets (in millions)[2]	($)	20,340	19,185	17,290	17,131	16,428

	Long-term debt, excluding current portion (in millions)	($)	8,441	8,016	7,101	6,710	6,040

	Non-current portion of capital leases and financing obligation (in millions)	($)	118	123	138	153	167

	Cash dividends declared per common share	($)	1.16	1.08	1.02	0.96	0.84

	Market price of common stock at year-end	($)	36.08	34.75	26.77	24.38	22.08

	Book value per common share at year-end	($)	14.21	13.33	12.98	12.09	11.92

	Total employees at year-end		7,804	7,747	7,781	7,541	7,754

	Electric Utility Statistics
	Sales (billions of kWh)		37	38	37	38	38
	Customers (in thousands)		1,803	1,793	1,793	1,786	1,791
	Average sales rate per kWh	(¢)	11.39	12.04	11.52	10.94	10.80

	Gas Utility Statistics
	Sales and transportation deliveries (bcf)		356	373	352	329	337
	Customers (in thousands)[3]		1,741	1,733	1,724	1,715	1,713
	Average sales rate per mcf	($)	7.89	8.83	8.51	9.55	9.98

1                   Income from continuing operations includes income attributable to noncontrolling interests of $2 million in each of 2015, 2014, 2013, 2012, and 2011.

2                   At December 31, 2015, CMS Energy changed the reporting of current deferred income taxes on the consolidated balance sheets in accordance with ASU 2015-17, Balance Sheet Classification of Deferred Taxes, and retrospectively adjusted prior period amounts for comparability. Specifically, current deferred income tax assets of $126 million in 2013 and $24 million in 2011 were reclassified to and netted against non-current deferred income tax liabilities, which reduced total assets in those years. For further details on the adoption of this standard, see Note 2, New Accounting Standards.

3                   Excludes off-system transportation customers.

Consumers Energy Company

Selected Financial Information

		2015	2014	2013	2012	2011

Operating revenue (in millions)	($)	6,165	6,800	6,321	6,013	6,253

Net income (in millions)	($)	594	567	534	439	467

Net income available to common stockholder (in millions)	($)	592	565	532	437	465

Cash provided by operations (in millions)	($)	1,794	1,338	1,351	1,353	1,323

Capital expenditures, excluding assets placed under capital lease (in millions)	($)	1,537	1,573	1,320	1,222	876

Total assets (in millions)	($)	18,658	17,847	16,179	16,275	15,662

Long-term debt, excluding current portion (in millions)	($)	5,206	5,154	4,579	4,297	3,987

Non-current portion of capital leases and financing obligation (in millions)	($)	118	123	138	153	167

Total preferred stock (in millions)	($)	37	37	37	44	44

Number of preferred stockholders at year-end		1,156	1,191	1,248	1,378	1,428

Total employees at year-end		7,394	7,388	7,435	7,221	7,452

Electric Utility Statistics
Sales (billions of kWh)		37	38	37	38	38
Customers (in thousands)		1,803	1,793	1,793	1,786	1,791
Average sales rate per kWh	(¢)	11.39	12.04	11.52	10.94	10.80

Gas Utility Statistics
Sales and transportation deliveries (bcf)		356	373	352	329	337
Customers (in thousands)[1]		1,741	1,733	1,724	1,715	1,713
Average sales rate per mcf	($)	7.89	8.83	8.51	9.55	9.98

1                   Excludes off-system transportation customers.

CMS Energy Corporation

Consumers Energy Company

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This MD&A is a combined report of CMS Energy and Consumers.

EXECUTIVE OVERVIEW

CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic independent power producer. Consumers’ electric utility operations include the generation, purchase, transmission, distribution, and sale of electricity, and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas. Consumers’ customer base consists of a mix of residential, commercial, and diversified industrial customers. CMS Enterprises, through its subsidiaries and equity investments, owns and operates power generation facilities.

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

CMS Energy and Consumers earn revenue and generate cash from operations by providing electric and natural gas utility services; electric distribution, transmission, and generation; gas transmission, storage, and distribution; and other energy-related services. Their businesses are affected primarily by:

•                 regulation and regulatory matters

•                 economic conditions

•                 weather

•                 energy commodity prices

•                 interest rates

•                 CMS Energy’s and Consumers’ securities’ credit ratings

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

Safe, Excellent Operations

The safety of employees, customers, and the general public remains a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. In 2015, Consumers reduced recordable safety incidents by 29 percent compared with 2014. The number of recordable safety incidents in 2015 was the lowest in Consumers’ history.

Customer Value

Consumers is undertaking a number of initiatives that reflect its intensified customer focus. Consumers’ planned investments in reliability are aimed at improving safety, reducing customer outage frequency, reducing repetitive outages, and increasing customer satisfaction. In 2015, Consumers attained reductions in the duration of electric customer outages and in the frequency of forced outages of its electric generation facilities. Consumers’ intensified customer focus has led to measureable improvements in customer satisfaction.

Also, in order to minimize increases in customer base rates, Consumers has undertaken several additional initiatives to reduce costs. These include accelerated pension funding, employee and retiree health care cost sharing, replacement of coal-fueled generation with more efficient gas-fueled generation, targeted infrastructure investment, including the installation of smart meters, negotiated labor agreements, information and control system efficiencies, and productivity improvements. In addition, Consumers’ gas commodity costs have declined by 64 percent over the last ten years, due in part to Consumers’ improvements to its gas infrastructure and optimization of its gas purchasing and storage strategy. These savings are all passed on to customers.

Utility Investment

Consumers’ investment program focuses on projects that will enhance customer value. During 2015, Consumers completed the purchase of a 540-MW natural gas-fueled electric generating plant located in Jackson, Michigan for $155 million. Anticipating the planned retirement of seven coal-fueled electric generating units by April 2016, Consumers acquired the natural gas-fueled plant to help address its future capacity requirements and to provide customers with a reliable, cost-effective, and cleaner source of electricity.

Consumers expects to make capital investments of about $17 billion from 2016 through 2025. While Consumers has substantially more investment opportunities that would add customer value, Consumers has limited its capital investment program to those investments it believes are needed to provide safe, reliable, and efficient service to its customers. Consumers’ capital investment program is expected to result in annual rate-base growth of five to seven percent while allowing Consumers to maintain sustainable customer base rate increases (excluding PSCR and GCR charges) at or below the rate of inflation.

Over the next five years, Consumers expects to make capital investments of about $8.4 billion, as presented in the following illustration:

Consumers’ planned base capital investments of $4.1 billion represent projects to maintain Consumers’ system and comprise $2.5 billion at the electric utility to preserve reliability and capacity and $1.6 billion at the gas utility to sustain deliverability and enhance pipeline integrity. An additional $2.7 billion of planned reliability investments at Consumers are aimed at reducing outages and improving customer satisfaction; these investments comprise $1.6 billion at the gas utility to replace mains and enhance transmission and storage systems and $1.1 billion at the electric utility to strengthen circuits and substations and replace poles. Consumers also expects to spend $0.7 billion on environmental investments needed to comply with state and federal laws and regulations.

Consumers’ Smart Energy program also represents a major capital investment. The full-scale deployment of advanced metering infrastructure began in 2012 and is planned to continue through 2017. Consumers has spent $0.5 billion through 2015 on its Smart Energy program, and expects to spend an additional $0.3 billion, following a phased approach, from 2016 through 2017.

Regulation

Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC. In July 2015, Michigan Governor Rick Snyder appointed Norm Saari to serve on the three-member MPSC for a six-year term beginning in August 2015, replacing retiring Commissioner Greg White. The governor also appointed Commissioner Sally Talberg to chair the MPSC beginning in January 2016, replacing John Quackenbush, who will remain a commissioner through March 2016. Other important regulatory events and developments are summarized below.

•                 Electric Rate Cases: In December 2014, Consumers filed an application with the MPSC seeking an annual rate increase of $163 million, based on a 10.7 percent authorized return on equity. In June 2015, Consumers self-implemented an annual rate increase of $110 million, subject to refund with interest. The MPSC issued an order in November 2015, authorizing an annual rate increase of $165 million, based on a 10.3 percent authorized rate of return on equity. In April 2016, upon the planned retirement of seven coal-fueled electric generating units, the annual rate increase will be reduced by $39 million to $126 million.

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

The filing also seeks approval of two rate adjustment mechanisms: one that would reconcile annually Consumers’ actual weather-adjusted nonfuel revenues with the revenues approved by the MPSC, and another that would allow recovery of an additional $147 million associated with investments to be made from January 2017 through December 2019, subject to reconciliation. These future investments would help to ensure adequate system capacity and deliverability. In January 2016, Consumers self-implemented an annual rate increase of $60 million, subject to refund with interest.

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

In early 2015, members of the Michigan Senate and House of Representatives introduced various bills addressing renewable energy and energy efficiency and proposing changes to the regulatory process, such as establishing an energy planning process to determine the need for new energy investment. The bills also address ROA. Presently, under the 2008 Energy Law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. The bills introduced during 2015 propose a range of changes to ROA, including eliminating ROA, maintaining the existing ROA program but imposing conditions on a customer’s return to utility service, and raising the ROA limit. If the ROA limit were increased or if electric generation service in Michigan were deregulated, it could have a material adverse effect on Consumers’ financial results and operations. Presently, the Michigan Senate and House of Representatives are considering two separate but similar pieces of legislation to address energy policy. Consumers is unable to predict the form and timing of any final legislation.

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

Financial Performance in 2015 and Beyond

In 2015, CMS Energy’s net income available to common stockholders was $523 million, and diluted EPS were $1.89. This compares with net income available to common stockholders of $477 million and diluted EPS of $1.74 in 2014. Among the various factors contributing to CMS Energy’s improved performance in 2015 were electric and gas rate increases, which were offset partially by decreased gas sales due primarily to colder winter weather in 2014.

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

Michigan is ranked third among states based on its strong economic growth since 2010. Consumers expects that the continued rise in industrial production will drive its electric deliveries to increase annually by about 0.5 to 1.0 percent on average through 2020. Excluding the impacts of energy efficiency programs, Consumers expects its electric deliveries to increase by about 1.0 to 1.5 percent annually through 2020. Consumers is projecting that its gas deliveries will remain stable through 2020. This outlook reflects growth in gas demand offset by energy efficiency and conservation.

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

RESULTS OF OPERATIONS

CMS Energy Consolidated Results of Operations

	In Millions, Except Per Share Amounts
Years Ended December 31	2015	2014	2013
Net Income Available to Common Stockholders	$523	$477	$452
Basic Earnings Per Share	$1.90	$1.76	$1.71
Diluted Earnings Per Share	$1.89	$1.74	$1.66

						In Millions
Years Ended December 31	2015	2014	Change	2014	2013	Change
Electric utility	$437	$384	$53	$384	$363	$21
Gas utility	154	179	(25)	179	168	11
Enterprises	4	(1)	5	(1)	2	(3)
Corporate interest and other	(72)	(85)	13	(85)	(81)	(4)
Net Income Available to Common Stockholders	$523	$477	$46	$477	$452	$25

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2015 versus 2014:

	In Millions
Reasons for the change	2015 better/(worse) than 2014
Consumers electric utility and gas utility
Electric sales
Weather	$(2)
Non-weather	1	$(1)
Gas sales
Weather	(49)
Non-weather	3	(46)
Electric rate increase		38
Gas rate increase		27
Operating and maintenance costs		27
Charitable and political contributions		15
State of Michigan use tax settlement		14
Cross Winds® Energy Park production tax credits		8
Depreciation and property taxes		(43)
Employee benefit costs		(24)
Other		13	$28
Enterprises
Absence of increase in Bay Harbor environmental liability			9
Subsidiary earnings			5
DIG outage, including planned major maintenance			(9)
Corporate interest and other
Absence of early extinguishment of debt			12
EnerBank earnings			7
Other			(6)
Total change			$46

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2014 versus 2013:

			In Millions
Reasons for the change	2014 better/(worse) than 2013
Consumers electric utility and gas utility
Gas sales
Weather	$23
Non-weather	7	$30
Electric sales
Weather	(13)
Non-weather	(4)	(17)
Electric rate increase		23
Lower employee benefit costs, primarily OPEB		44
Tax benefit associated with MPSC accounting order		39
Depreciation and property taxes		(45)
Operating and maintenance costs		(15)
Charitable and political contributions		(14)
Other		(13)	$32
Enterprises
Subsidiary earnings		6
Increase in Bay Harbor environmental liability		(9)	(3)
Corporate interest and other
EnerBank earnings			2
Early extinguishment of debt			(10)
Other			4
Total change			$25

Consumers Electric Utility Results of Operations

	In Millions
Years Ended December 31	2015	2014	Change	2014	2013	Change
Net Income Available to Common Stockholders	$437	$384	$53	$384	$363	$21
Reasons for the change
Electric deliveries and rate increases			$78			$36
Power supply costs and related revenue			1			(2)
Other income, net of expenses			25			(16)
Maintenance and other operating expenses			8			24
Depreciation and amortization			(45)			(38)
General taxes			(4)			(10)
Interest charges			3			(3)
Income taxes			(13)			30
Total change			$53			$21

Following is a discussion of significant changes to net income available to common stockholders for 2015 versus 2014 and for 2014 versus 2013.

Electric Deliveries and Rate Increases: For 2015, electric delivery revenues increased $78 million compared with 2014. This change reflected $67 million from a rate increase that Consumers self-implemented in June 2015, a $9 million increase in revenues related to the renewable energy program, and a $2 million increase in other revenues. Deliveries to end-use customers were 37.3 billion kWh in 2015 and 37.6 billion kWh in 2014.

For 2014, electric delivery revenues increased $36 million compared with 2013. This change reflected a $33 million benefit from a May 2013 rate increase that Consumers self-implemented in March 2013, $14 million from a low-income assistance surcharge, and a $16 million increase in revenues related to the renewable energy program. These increases were offset partially by a $27 million reduction due primarily to a decrease in sales to Consumers’ higher-margin customers. Deliveries to end-use customers were 37.6 billion kWh in 2014 and 36.9 billion kWh in 2013.

Other Income, Net of Expenses: For 2015, other income, net of expenses, increased $25 million compared with 2014. This change was due to a $13 million decrease in charitable and political contributions, $6 million related to a State of Michigan use tax settlement reached in 2015, and a $6 million gain related to a donation of CMS Energy stock by Consumers. The gain was eliminated on CMS Energy’s consolidated statements of income. For additional details regarding the use tax settlement, see Note 4, Contingencies and Commitments.

For 2014, other income, net of expenses, decreased $16 million compared with 2013. This decrease was due primarily to increased charitable and political contributions.

Maintenance and Other Operating Expenses: For 2015, maintenance and other operating expenses decreased $8 million compared with 2014. This decrease was due to an $8 million reduction in maintenance costs at the seven coal-fueled electric generating units planned for retirement in 2016, a $5 million reduction in uncollectible accounts expense, and $11 million of other operating and maintenance expenses. Additionally, there was a $9 million reduction in service restoration costs, reflecting in part the increased capitalization of utility pole units, consistent with a change in regulatory treatment. These decreases were offset largely by a $25 million increase in postretirement benefits expense attributable to changes in benefit plan assumptions.

For 2014, maintenance and other operating expenses decreased $24 million compared with 2013. This decrease was due to a $46 million reduction in postretirement benefit costs attributable to OPEB Plan amendments made in July 2013 and a $32 million reduction in service restoration costs related primarily to severe storms that occurred in 2013. These decreases were offset largely by $14 million of increased expenses related to a low-income assistance program, $14 million of increased expenses associated with information technology projects, and $26 million of higher forestry and other operating and maintenance expenses.

Depreciation and Amortization: For 2015, depreciation and amortization expense increased $45 million compared with 2014, and for 2014, depreciation and amortization expense increased $38 million compared with 2013. Both increases were due to higher depreciation expense from increased plant in service and higher amortization of securitized assets.

General Taxes: For 2015, general taxes increased $4 million compared with 2014, and for 2014, general taxes increased $10 million compared with 2013, due primarily to increased property taxes, reflecting higher capital spending. In 2015, the increase was offset partially by a reduction in general taxes associated with a State of Michigan use tax settlement reached in 2015. For additional details regarding the use tax settlement, see Note 4, Contingencies and Commitments.

Interest Charges: For 2015, interest charges decreased $3 million compared with 2014. This change was due primarily to a $12 million reduction in interest expense associated with a State of Michigan use tax settlement reached in 2015, offset largely by a $4 million increase from higher average debt levels and a $5 million increase in other interest charges related primarily to securitization bonds. For additional details regarding the use tax settlement, see Note 4, Contingencies and Commitments.

Income Taxes: For 2015, income taxes increased $13 million compared with 2014. Of this increase, $23 million was attributable to higher electric utility earnings, which was offset partially by an $8 million benefit associated with Cross Winds® Energy Park production tax credits and a $2 million decrease in other tax related items.

For 2014, income taxes decreased $30 million compared with 2013. This change was due to the accelerated flow-through of income tax benefits under an MPSC accounting order that Consumers implemented in January 2014.

Consumers Gas Utility Results of Operations

						In Millions
Years Ended December 31	2015	2014	Change	2014	2013	Change
Net Income Available to Common Stockholders	$154	$179	$(25)	$179	$168	$11
Reasons for the change
Gas deliveries and rate increases			$(11)			$28
Other income, net of expenses			9			(4)
Maintenance and other operating expenses			(9)			5
Depreciation and amortization			(21)			(18)
General taxes			(6)			(6)
Interest charges			(4)			(3)
Income taxes			17			9
Total change			$(25)			$11

Following is a discussion of significant changes to net income available to common stockholders for 2015 versus 2014 and for 2014 versus 2013.

Gas Deliveries and Rate Increases: For 2015, gas delivery revenues decreased $11 million compared with 2014. This change reflected a $57 million decrease in sales, due primarily to colder winter weather in 2014. This decrease was offset largely by a $43 million rate increase implemented in January 2015 and a $3 million increase in other revenues. Deliveries to end-use customers were 299 bcf in 2015 and 331 bcf in 2014.

For 2014, gas delivery revenues increased $28 million compared with 2013. This change reflected $32 million of higher sales, due primarily to colder winter weather in 2014, and a $3 million increase in other revenue, offset partially by a $7 million decrease associated with the energy efficiency program. Deliveries to end-use customers were 331 bcf in 2014 and 307 bcf in 2013.

Other Income, Net of Expenses: For 2015, other income, net of expenses, increased $9 million compared with 2014 due primarily to a $4 million decrease in charitable contributions, $3 million from a gain related to a donation of CMS Energy stock by Consumers, and a $2 million increase in other income. The gain was eliminated on CMS Energy’s consolidated statements of income.

For 2014, other income, net of expenses, decreased $4 million compared with 2013, due to increased charitable contributions.

Maintenance and Other Operating Expenses: For 2015, maintenance and other operating expenses increased $9 million compared with 2014. This change was due to a $15 million increase in postretirement benefits expense, attributable to changes in benefit plan assumptions, and a $10 million increase in pipeline integrity expenses. These increases were offset partially by a $16 million reduction in uncollectible accounts expense due primarily to the successful implementation of new collection practices.

For 2014, maintenance and other operating expenses decreased $5 million compared with 2013. This decrease was due to a $27 million reduction in postretirement benefit costs attributable to OPEB Plan amendments made in July 2013, and a $7 million decrease in expenses related to the energy efficiency program. These decreases were offset largely by a $5 million increase in expenses associated with information technology projects, a $9 million increase in uncollectible accounts expense, and a $15 million increase related to pipeline integrity and other gas operating and maintenance expenses.

Depreciation and Amortization: For 2015, depreciation and amortization expense increased $21 million compared with 2014, and for 2014, depreciation and amortization expense increased $18 million compared with 2013. Both increases were due to higher depreciation expense from increased plant in service.

General Taxes: For 2015, general taxes increased $6 million compared with 2014, and for 2014, general taxes increased $6 million compared with 2013. Both increases were due to increased property taxes, reflecting higher capital spending.

Interest Charges: For 2015, interest charges increased $4 million compared with 2014 due to higher average debt levels.

Income Taxes: For 2015, income taxes decreased $17 million compared with 2014 attributable to lower gas utility earnings.

For 2014, income taxes decreased $9 million compared with 2013. This change was due primarily to the accelerated flow-through of income tax benefits under an MPSC accounting order that Consumers implemented in January 2014.

Enterprises Results of Operations

						In Millions
Years Ended December 31	2015	2014	Change	2014	2013	Change
Net Income (Loss) Available to Common Stockholders	$4	$(1)	$5	$(1)	$2	$(3)

For 2015, net income of the enterprises segment increased $5 million compared with 2014, due to the absence in 2015 of a $9 million after-tax increase in the environmental remediation liability associated with Bay Harbor, offset partially by $4 million of higher costs associated primarily with planned major maintenance at DIG.

For 2014, the enterprises segment recorded a net loss of $1 million, compared with net income of $2 million in 2013. The $3 million change was due primarily to a $9 million after-tax increase in the environmental remediation liability associated with Bay Harbor, offset partially by the absence in 2014 of $4 million in additional tax expense related to OPEB Plan changes adopted in July 2013 and $2 million in lower after-tax administrative and maintenance expenses.

Corporate Interest and Other Results of Operations

In Millions
Years Ended December 31	2015	2014	Change	2014	2013	Change
Net Income (Loss) Available to Common Stockholders	$(72)	$(85)	$13	$(85)	$(81)	$(4)

For 2015, corporate interest and other net expenses decreased $13 million compared with 2014, due to the absence in 2015 of a $12 million after-tax loss on the early extinguishment of debt and $7 million of higher earnings at EnerBank. These decreases were offset partially by $6 million of additional income tax expense attributable to higher MCIT and to the establishment of a valuation allowance for certain tax credits.

For 2014, corporate interest and other net expenses increased $4 million compared with 2013. A $10 million increase in after-tax losses on the early extinguishment of debt was offset partially by a $3 million reduction in miscellaneous corporate costs and a $3 million benefit due primarily to higher earnings at EnerBank.

CASH POSITION, INVESTING, AND FINANCING

At December 31, 2015, CMS Energy had $285 million of consolidated cash and cash equivalents, which included $19 million of restricted cash and cash equivalents. At December 31, 2015, Consumers had $69 million of consolidated cash and cash equivalents, which included $19 million of restricted cash and cash equivalents.

Operating Activities

Presented in the following table are specific components of net cash provided by operating activities for 2015, 2014, and 2013:

						In Millions
Years Ended December 31	2015	2014	Change	2014	2013	Change
CMS Energy, including Consumers
Net income	$525	$479	$46	$479	$454	$25
Non-cash transactions[1]	1,155	1,032	123	1,032	1,129	(97)
	1,680	1,511	169	1,511	1,583	(72)
Postretirement benefits contributions	(262)	(32)	(230)	(32)	(229)	197
Proceeds from government grant	-	-	-	-	69	(69)
Changes in core working capital[2]	241	(17)	258	(17)	86	(103)
Changes in other assets and liabilities, net	(19)	(15)	(4)	(15)	(88)	73
Net cash provided by operating activities	$1,640	$1,447	$193	$1,447	$1,421	$26
Consumers
Net income	$594	$567	$27	$567	$534	$33
Non-cash transactions[1]	1,096	1,047	49	1,047	1,003	44
	1,690	1,614	76	1,614	1,537	77
Postretirement benefits contributions	(243)	(29)	(214)	(29)	(222)	193
Proceeds from government grant	-	-	-	-	69	(69)
Changes in core working capital[2]	226	(5)	231	(5)	101	(106)
Changes in other assets and liabilities, net	121	(242)	363	(242)	(134)	(108)
Net cash provided by operating activities	$1,794	$1,338	$456	$1,338	$1,351	$(13)

1      Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash operating activities.

2      Core working capital comprises accounts receivable, notes receivable, accrued revenue (including accrued gas revenue), inventories, accounts payable, and accrued rate refunds.

For 2015, net cash provided by operating activities at CMS Energy increased $193 million compared with 2014 and net cash provided by operating activities at Consumers increased $456 million compared with 2014. These changes were due primarily to gas purchases at lower prices, improved customer collections, and higher net income, net of non-cash transactions, offset partially by higher postretirement benefits contributions. At Consumers, lower income tax payments to CMS Energy also contributed to the improvement in 2015.

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

Investing Activities

Presented in the following table are specific components of net cash used in investing activities for 2015, 2014, and 2013:

					In Millions
Years Ended December 31	2015	2014	Change	2014	2013	Change
CMS Energy, including Consumers
Capital expenditures	$(1,564)	$(1,577)	$13	$(1,577)	$(1,325)	$(252)
Jackson plant acquisition	(154)	-	(154)	-	-	-
Change in EnerBank notes receivable	(279)	(255)	(24)	(255)	(139)	(116)
Proceeds from the sale of EnerBank notes receivable	48	-	48	-	-	-
DB SERP fund contribution	(25)	-	(25)	-	(16)	16
Costs to retire property and other	(70)	(78)	8	(78)	(52)	(26)
Net cash used in investing activities	$(2,044)	$(1,910)	$(134)	$(1,910)	$(1,532)	$(378)
Consumers
Capital expenditures	$(1,537)	$(1,573)	$36	$(1,573)	$(1,320)	$(253)
Jackson plant acquisition	(154)	-	(154)	-	-	-
DB SERP fund contribution	(17)	-	(17)	-	(13)	13
Costs to retire property and other	(73)	(80)	7	(80)	(54)	(26)
Net cash used in investing activities	$(1,781)	$(1,653)	$(128)	$(1,653)	$(1,387)	$(266)

For 2015, net cash used in investing activities at CMS Energy increased $134 million compared with 2014 and net cash used in investing activities at Consumers increased $128 million compared with 2014. The changes were due primarily to the acquisition of the Jackson power plant.

For 2014, net cash used in investing activities at CMS Energy increased $378 million compared with 2013, and net cash used in investing activities at Consumers increased $266 million compared with 2013. The changes were due to increases in capital expenditures under Consumers’ capital investment program and, at CMS Energy, faster growth in EnerBank consumer lending.

Financing Activities

Presented in the following table are specific components of net cash provided by (used in) financing activities for 2015, 2014, and 2013:

					In Millions
Years Ended December 31	2015	2014	Change	2014	2013	Change
CMS Energy, including Consumers
Issuance of debt	$599	$1,428	$(829)	$1,428	$1,025	$403
Net increase in EnerBank certificates of deposit	214	233	(19)	233	125	108
Issuance of common stock	43	43	-	43	36	7
Retirement of debt	(224)	(750)	526	(750)	(741)	(9)
Payments of dividends on common and preferred stock	(322)	(295)	(27)	(295)	(273)	(22)
Change in notes payable	189	(110)	299	(110)	60	(170)
Other financing activities	(36)	(51)	15	(51)	(42)	(9)
Net cash provided by financing activities	$463	$498	$(35)	$498	$190	$308
Consumers
Issuance of debt	$250	$878	$(628)	$878	$750	$128
Stockholder contribution from CMS Energy, net	150	317	(167)	317	150	167
Payments of dividends on common and preferred stock	(476)	(459)	(17)	(459)	(408)	(51)
Retirement of debt	(124)	(220)	96	(220)	(466)	246
Change in notes payable	189	(110)	299	(110)	60	(170)
Other financing activities	(23)	(38)	15	(38)	(37)	(1)
Net cash provided by (used in) financing activities	$(34)	$368	$(402)	$368	$49	$319

For 2015, net cash provided by financing activities at CMS Energy decreased $35 million compared with 2014 and net cash used in financing activities at Consumers increased $402 million compared with 2014. These changes were due primarily to a decrease in debt issuances, offset partially by a decrease in debt retirements and by lower repayments under Consumers’ commercial paper program. Lower stockholder contributions from CMS Energy also contributed to the increase in net cash used in financing activities in 2015 at Consumers.

For 2014, net cash provided by financing activities at CMS Energy increased $308 million compared with 2013 and net cash provided by financing activities at Consumers increased $319 million compared with 2013. At CMS Energy and Consumers, the changes were due primarily to an increase in net debt issuances, offset partially by higher repayments under Consumers’ revolving accounts receivable sales program. At Consumers, the change was also due to increased stockholder contributions by CMS Energy, offset partially by increases in Consumers’ dividend payments to CMS Energy.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation, and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see

Note 5, Financings and Capitalization—Dividend Restrictions. For the year ended December 31, 2015, Consumers paid $474 million in dividends on its common stock to CMS Energy.

As a result of federal tax legislation passed in December 2015 that extends bonus depreciation, CMS Energy expects to be able to extend the use of federal net operating loss carryforwards by two years and, accordingly, defer its federal income tax payments through 2019. As a consequence, however, CMS Energy expects to receive lower tax-sharing payments from Consumers during that period. This may require CMS Energy to maintain higher levels of debt in order to invest in its businesses, pay dividends, and fund its general obligations. Despite this, CMS Energy does not anticipate a need for a block equity offering.

In April 2015, CMS Energy entered into an updated continuous equity offering program. Under this program, CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million. In 2015, CMS Energy issued common stock under the program and received net proceeds of $30 million.

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations. As a result of accelerated pension funding in recent years and several initiatives to reduce costs, Consumers anticipates continued strong cash flows from operating activities in 2016.

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

At December 31, 2015, CMS Energy had $549 million of its secured revolving credit facility available, and Consumers had $891 million available. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by one of Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the revolving credit facility’s available capacity, Consumers would not issue commercial paper in an amount exceeding the available facility capacity. At December 31, 2015, $249 million of commercial paper notes were outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Note 5, Financings and Capitalization.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At December 31, 2015, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of December 31, 2015, as presented in the following table:

December 31, 2015
Credit Agreement, Indenture, or Facility	Limit		Actual
CMS Energy parent[1]
Debt to EBITDA[2]	<	6.0 to 1.0	4.5 to 1.0
Consumers
Debt to Capital[3]	<	0.65 to 1.0	0.49 to 1.0

1                   In June 2015, CMS Energy replaced its $180 million term loan agreement with a new term loan agreement. Under the new agreement, CMS Energy is no longer required to calculate an interest coverage ratio.

2                   Applies to CMS Energy’s $550 million revolving and $180 million term loan credit agreements.

3                   Applies to Consumers’ $650 million, $250 million, and $30 million revolving credit agreements and $35 million and $68 million reimbursement agreements.

Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities. CMS Energy’s and Consumers’ present level of cash and expected cash flows from operating activities, together with access to sources of liquidity, are anticipated to be sufficient to fund the companies’ contractual obligations for 2016 and beyond.

Contractual Obligations: Presented in the following table are CMS Energy’s and Consumers’ contractual obligations. The table excludes all amounts classified as current liabilities on CMS Energy’s and Consumers’ consolidated balance sheets, other than the current portion of long-term debt, capital leases, and financing obligation.

					In Millions
	Payments Due
		Less Than	One to	Three to	More Than
December 31, 2015	Total	One Year	Three Years	Five Years	Five Years
CMS Energy, including Consumers
Long-term debt	$9,137	$684	$1,921	$2,089	$4,443
Interest payments on long-term debt	4,082	397	709	485	2,491
Capital leases and financing obligation	140	22	42	38	38
Interest payments on capital leases and financing obligation	57	9	18	15	15
Operating leases	104	20	35	20	29
Asset retirement obligations	1,420	42	68	53	1,257
Deferred investment tax credit	56	3	6	5	42
Environmental liabilities	203	20	40	42	101
Purchase obligations
Total PPAs	9,947	999	1,996	1,998	4,954
Other[2]	2,200	904	831	174	291
Total contractual obligations	$27,346	$3,100	$5,666	$4,919	$13,661
Consumers
Long-term debt	$5,409	$198	$898	$1,302	$3,011
Interest payments on long-term debt	2,788	248	446	315	1,779
Capital leases and financing obligation	140	22	42	38	38
Interest payments on capital leases and financing obligation	57	9	18	15	15
Operating leases	104	20	35	20	29
Asset retirement obligations	1,419	42	68	53	1,256
Deferred investment tax credit	56	3	6	5	42
Environmental liabilities	129	14	30	33	52
Purchase obligations
PPAs
MCV PPA	3,003	335	622	617	1,429
Palisades PPA	2,327	342	715	761	509
Related party PPAs[1]	977	82	164	172	559
Other PPAs	3,640	240	495	448	2,457
Total PPAs	9,947	999	1,996	1,998	4,954
Other[2]	1,908	870	775	117	146
Total contractual obligations	$21,957	$2,425	$4,314	$3,896	$11,322

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

Off-Balance-Sheet Arrangements: CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $143 million at December 31, 2015. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 4, Contingencies and Commitments—Guarantees.

Capital Expenditures: Over the next five years, CMS Energy and Consumers expect to make substantial capital investments. CMS Energy and Consumers may revise their forecasts of capital expenditures periodically due to a number of factors, including environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital. Presented in the following table are CMS Energy’s and Consumers’ estimated capital expenditures, including lease commitments, for 2016 through 2020:

						In Billions
	2016	2017	2018	2019	2020	Total
CMS Energy, including Consumers
Consumers	$1.7	$1.7	$1.6	$1.7	$1.7	$8.4
Enterprises	-	-	-	0.1	0.1	0.2
Total CMS Energy	$1.7	$1.7	$1.6	$1.8	$1.8	$8.6
Consumers
Electric utility operations	$1.1	$1.0	$0.9	$1.0	$1.0	$5.0
Gas utility operations	0.6	0.7	0.7	0.7	0.7	3.4
Total Consumers	$1.7	$1.7	$1.6	$1.7	$1.7	$8.4

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

Consumers Electric Utility and Gas Utility Outlook and Uncertainties

Energy Optimization Plan: The 2008 Energy Law requires Consumers to have achieved cumulative reductions of 5.6 percent in customers’ electricity use and 3.9 percent in customers’ natural gas use by December 31, 2015. Consumers exceeded the requirements, with cumulative reductions of 6.8 percent in customers’ electricity use and 4.9 percent in customers’ natural gas use at December 31, 2015; the savings results will be certified at the end of the plan year by a third party. Consumers estimates that, through its gas and electric energy optimization programs, its customers realized about $300 million in energy bill savings during 2015.

Under the continuing energy optimization plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs. In December 2015, the MPSC approved Consumers’ 2016-2017 energy optimization plan.

Smart Energy: In 2012, Consumers began installing smart meters for electric residential and small business customers. Smart meters allow customers to monitor and manage their energy usage, which Consumers expects will help reduce demand during critical peak times, resulting in lower peak electric capacity requirements. In addition, Consumers is able to disconnect and reconnect service, read, and bill from smart meters remotely. Consumers will continue to add further functionality to its smart meters.

As of December 31, 2015, Consumers had upgraded 823,000 electric customers in Michigan to smart meters. Consumers expects that it will have installed a total of 1.8 million smart meters throughout its service territory by the end of 2017. Of the customers scheduled for the upgrade, 0.5 percent have chosen not to participate in the smart meter program. Also as of December 31, 2015, Consumers had installed 49,000 communication modules on gas meters in areas where Consumers provides both electricity and natural gas to customers. The communication modules allow Consumers to read and bill from gas meters remotely. Consumers expects that it will have installed a total of 600,000 communication modules on gas meters throughout its service territory by the end of 2017.

Consumers Electric Utility Outlook and Uncertainties

Clean Energy Plan: Consumers continues to experience increasing demand for electricity due to Michigan’s recovering economy and increased use of air conditioning, consumer electronics, and other electric devices, offset partially by the predicted effects of energy efficiency and conservation. In order to address future capacity requirements and growing electric demand in Michigan, Consumers has a comprehensive clean energy plan designed to meet the short-term and long-term electricity needs of its customers through:

•                 energy efficiency

•                 demand management

•                 expanded use of renewable energy

•                 construction or purchase of electric generating units

•                 continued operation or upgrade of existing units

•                 purchases of short-term market capacity

In December 2015, Consumers completed the purchase of a 540-MW natural gas-fueled electric generating plant located in Jackson, Michigan for $155 million from AlphaGen Power LLC and DPC Juniper, LLC, affiliates of JPMorgan Chase & Co. For additional details on the purchase, see Note 9, Plant, Property, and Equipment. With the purchase of this plant, upgrades at Ludington, energy efficiency programs, and demand management programs, Consumers expects its existing resources to be adequate to meet the capacity requirements of its full-service customers for 2016 through 2020, even with the planned retirement of seven coal-fueled electric generating units by April 2016. As demand forecasts become more certain, Consumers may take additional actions to cover any remaining capacity requirements, including participation in the annual MISO planning resource auction.

In 2014, Consumers deferred the development of a proposed 700-MW natural gas-fueled electric generating plant at its Thetford complex in Genesee County, Michigan, which Consumers estimated would have cost $700 million. The MDEQ granted an extension of the project’s air permit in January 2015. The permit will be void if Consumers does not start construction or obtain a further extension before July 2016.

Renewable Energy Plan: Consumers’ renewable energy plan details how Consumers expects to meet REC and capacity standards prescribed by the 2008 Energy Law. This law requires Consumers to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least ten percent of Consumers’ electric sales volume (estimated to be 3.3 million RECs annually) each year. Under its renewable energy plan, Consumers expects to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.

The 2008 Energy Law also required Consumers to obtain 500 MW of new capacity from renewable energy resources by the end of 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties. Consumers met its renewable capacity requirement in December 2014, one year earlier than required, through construction of its Lake Winds® and Cross Winds® Energy Parks, with a combined nameplate capacity of 212 MW, and through agreements to purchase 298 MW of nameplate capacity from renewable energy suppliers. Additionally, in September 2015, Consumers signed a 15-year agreement to purchase renewable capacity, energy, and RECs from a 100-MW wind park to be constructed in Huron County, Michigan. The wind park is expected to be operational in late 2016. Consumers has also begun to construct two community solar projects that will provide a combined four MW of nameplate capacity.

Cross Winds® Energy Park qualifies for certain federal production tax credits that will reduce significantly the cost of complying with the renewable requirements of the 2008 Energy Law. Consumers expects to receive $100 million to $120 million of federal production tax credits, which will be realized over the first ten years of the wind project’s operation. These cost savings will be passed on to customers.

Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are largely dependent on Michigan’s economy. Consumers expects weather-adjusted electric deliveries to increase in 2016 by 1.5 to 2.0 percent compared with 2015.

Over the next five years, Consumers plans conservatively for average electric delivery growth of about 0.5 to 1.0 percent annually. This increase reflects growth in electric demand, offset partially by the predicted effects of energy efficiency programs and appliance efficiency standards. Actual delivery levels will depend on:

•                 energy conservation measures and results of energy efficiency programs

•                 weather fluctuations

•                 Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity

Electric ROA: The 2008 Energy Law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. At December 31, 2015, electric deliveries under the ROA program were at the ten-percent limit and alternative electric suppliers were providing 751 MW of generation service to ROA customers. Of Consumers’ 1.8 million electric customers, 304 customers, or 0.02 percent, purchased generation service under the ROA program.

2016 Michigan Energy Legislation: In March 2015, Michigan’s governor outlined several key goals for the state’s energy policy, with a focus on increasing the use of clean energy sources, reducing Michigan’s reliance on coal, deploying smart meters, investing in the power grid and pipeline system, eliminating energy waste, and ensuring affordable, reliable, and adaptable energy while protecting the environment. The governor also created the Michigan Agency for Energy, a single entity dedicated to providing all of state government the information and context needed to support Michigan’s energy priorities.

In early 2015, members of the Michigan Senate and House of Representatives introduced various bills addressing renewable energy and energy efficiency and proposing changes to the regulatory process, such as establishing an energy planning process to determine the need for new energy investment. The bills also propose a range of changes to ROA, including eliminating ROA, maintaining the existing ROA program but imposing conditions on a customer’s return to utility service, and raising the ROA limit. Presently, the Michigan Senate and House of Representatives are considering two separate but similar pieces of legislation to address energy policy. Consumers is unable to predict the form and timing of any final legislation.

Electric Transmission: In 2012, ReliabilityFirst Corporation informed Consumers that Consumers may not have been properly registered to meet certain NERC electric reliability standards. Consumers assessed its registration status, taking into consideration FERC’s December 2012 order on the definition of a bulk electric system, and became registered under NERC standards as a transmission owner, transmission planner, and transmission operator in October 2015. In addition, Consumers received approval from the MPSC and FERC to reclassify $34 million of net plant assets from distribution to transmission. Consumers expects to complete the reclassification in 2016. Consumers is pursuing FERC approval to begin earning transmission revenues under MISO’s transmission tariff.

In a separate matter, METC notified Consumers that the reclassified assets need to be conveyed by Consumers to METC under the terms of the DTIA. Consumers disagrees with METC’s interpretation of the provisions of the DTIA.

Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Note 3, Regulatory Matters.

PSCR Plan: Consumers submitted its 2016 PSCR plan to the MPSC in September 2015 and, in accordance with its proposed plan, self-implemented the 2016 PSCR charge beginning in January 2016.

Electric Environmental Outlook: Consumers’ operations are subject to various state and federal environmental laws and regulations. Consumers estimates that it will incur capital expenditures of $0.7 billion from 2016 through 2020 to continue to comply with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters:

Air Quality: CSAPR, which became effective in January 2015, requires Michigan and 27 other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states. In December 2015, the EPA proposed new ozone-season standards for CSAPR, which would begin in 2017. Consumers expects its emissions to be within the CSAPR allowance allocations.

In 2012, the EPA published emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS. Under MATS, all of Consumers’ existing coal-fueled electric generating units are required to add additional controls for hazardous air pollutants. Consumers expects to meet the extended deadline of April 2016 for five coal-fueled units and two oil/gas-fueled units it intends to continue operating and plans to retire its seven remaining coal-fueled units by the extended deadline. MATS is presently being litigated, and in June 2015 the U.S. Supreme Court reversed and remanded the case back to the U.S. Court of Appeals for the D.C. Circuit. Numerous states and industry parties filed motions to vacate the rule in its entirety, while other parties, including the EPA, sought to have the matter remanded back to the EPA to cure any deficiencies while keeping the rule in effect. In December 2015, the D.C. Circuit remanded MATS back to the EPA without vacating the entire rule. These decisions do not presently impact Consumers’ MATS compliance strategy. In addition, Consumers must still comply with the Michigan Mercury Rule and with its settlement agreement with the EPA entered into in November 2014 concerning opacity and NSR.

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

Presently, Consumers’ strategy to comply with air quality regulations, including CSAPR, NAAQS, and MATS, involves the installation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA rulemakings, litigation, and congressional action. This evaluation could result in:

•                 changes in environmental compliance costs related to Consumers’ coal-fueled power units

•                 a change in the fuel mix at coal-fueled and oil-fueled power units

•                 changes in how certain units are used

•                 the retirement, mothballing, or repowering with an alternative fuel of some of Consumers’ generating units

Greenhouse Gases: There have been numerous legislative and regulatory initiatives at the state, regional, national, and international levels that involve the potential regulation of greenhouse gases. Consumers continues to monitor and comment on these initiatives and to follow litigation involving greenhouse gases. Consumers believes Congress may eventually pass greenhouse gas legislation, but is unable to predict the form and timing of any final legislation.

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

Certain states, corporations, and industry groups have initiated litigation opposing the proposed Clean Power Plan. While Michigan’s Attorney General has joined the litigation, the governor has indicated that Michigan plans to file a state carbon implementation plan while litigation proceeds.

In December 2015, a group of 195 countries finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. As part of this agreement, the United States pledged a 26 percent reduction in greenhouse-gas-emissions by 2025 (with aspirations to achieve a 28 percent reduction) compared with 2005 levels. These targets are in line with the Clean Power Plan targets. While these emission reduction commitments are non-binding, they will be governed by the Clean Power Plan.

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

CCRs: In April 2015, the EPA published a final rule regulating CCRs, such as coal ash, under the Resource Conservation and Recovery Act. The final rule adopts minimum standards for beneficially reusing and disposing of non-hazardous CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information. The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non-CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. For additional details regarding the impact of this rule on Consumers, see Note 4, Contingencies and Commitments—Consumers Electric Utility Contingencies—Electric Environmental Matters and Note 11, Asset Retirement Obligations.

Water: The EPA’s rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act became effective in October 2014. The rule is aimed at reducing alleged harmful impacts on fish and shellfish. Consumers does not expect adverse changes to its environmental strategy as a result of the final rule. In November 2015, the EPA released its final effluent limitation guidelines, which set stringent new requirements for the discharge of arsenic, mercury, selenium, and nitrogen from electric generating units into wastewater streams. Consumers has increased by $30 million its forecast of capital expenditures to comply with the final rule.

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

Other electric environmental matters could have a material impact on Consumers’ outlook. For additional details on other electric environmental matters, see Note 4, Contingencies and Commitments—Consumers Electric Utility Contingencies—Electric Environmental Matters.

Consumers Gas Utility Outlook and Uncertainties

Gas Deliveries: Consumers expects weather-adjusted gas deliveries in 2016 to increase by 0.5 percent compared with 2015. Over the next five years, Consumers plans conservatively for stable deliveries. This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this expectation due to:

•                 weather fluctuations

•                 use by power producers

•                 availability and development of renewable energy sources

•                 gas price changes

•                 Michigan economic conditions, including population trends and housing activity

•                 the price of competing energy sources or fuels

•                 energy efficiency and conservation impacts

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

The filing also seeks approval of two rate adjustment mechanisms: one that would reconcile annually Consumers’ actual weather-adjusted nonfuel revenues with the revenues approved by the MPSC, and another that would allow recovery of an additional $147 million associated with investments to be made from January 2017 through December 2019, subject to reconciliation. These future investments would help to ensure adequate system capacity and deliverability. In January 2016, Consumers self-implemented an annual rate increase of $60 million, subject to refund with interest.

GCR Plan: Consumers submitted its 2016-2017 GCR plan to the MPSC in December 2015 and, in accordance with its proposed plan, expects to self-implement the 2016-2017 GCR charge beginning in April 2016.

Gas Environmental Outlook: Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites. For additional details, see Note 4, Contingencies and Commitments—Consumers Gas Utility Contingencies—Gas Environmental Matters.

Enterprises Outlook and Uncertainties

The primary focus with respect to CMS Energy’s non-utility businesses is to optimize cash flow and maximize the value of their generating assets, which represent 1,077 MW of capacity.

Trends, uncertainties, and other matters that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:

•                 changes in energy and capacity prices

•                 changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings

•                 changes in various environmental laws, regulations, principles, or practices, or in their interpretation

•                 the outcome of certain legal proceedings

•                 indemnity and environmental remediation obligations at Bay Harbor

•                 obligations related to a tax claim from the government of Equatorial Guinea

•                 representations, warranties, and indemnities provided by CMS Energy in connection with previous sales of assets

For additional details regarding the enterprises segment’s uncertainties, see Note 4, Contingencies and Commitments.

Other Outlook and Uncertainties

EnerBank: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank represented three percent of CMS Energy’s net assets at December 31, 2015, and five percent of CMS Energy’s net income available to common stockholders for the year ended December 31, 2015. The carrying value of EnerBank’s loan portfolio was $1.2 billion at December 31, 2015. Its loan portfolio was funded primarily by certificates of deposit of $1.1 billion. The twelve-month rolling average net default rate on loans held by EnerBank has remained stable at 0.6 percent at December 31, 2015. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of December 31, 2015.

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

Asset Retirement Obligations: CMS Energy and Consumers are required to record the fair value of the cost to remove assets at the end of their useful lives if there is a legal obligation to remove them. CMS Energy and Consumers have legal obligations to remove some of their assets at the end of their useful lives. CMS Energy and Consumers calculate the fair value of ARO liabilities using an expected present-value technique that reflects assumptions about costs and inflation, and uses a credit-adjusted risk-free rate to discount the expected cash flows. CMS Energy’s ARO liabilities are primarily at Consumers. As a regulated entity, Consumers defers the effects of any changes in assumptions on the fair values of its ARO liabilities, adjusting the associated regulatory assets or liabilities rather than recognizing such effects in earnings. For additional details, see Note 11, Asset Retirement Obligations.

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

Fair Value Measurements: CMS Energy and Consumers have assets and liabilities that are accounted for or disclosed at fair value. Fair value measurements incorporate assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Development of these assumptions may require judgment. For a detailed discussion of the valuation techniques and inputs used to calculate fair value measurements, see Note 6, Fair Value Measurements. Details about the fair value measurements for the DB Pension Plan and OPEB Plan assets are included in Note 12, Retirement Benefits.

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

Long-Lived Assets and Equity Method Investments: CMS Energy and Consumers assess the recoverability of their long-lived assets and equity method investments by performing impairment tests if certain triggering events occur or if there has been a decline in value that may be other than temporary. The estimates that CMS Energy and Consumers use may change over time, which could have a material impact on their consolidated financial statements.

Unbilled Revenues: Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets, were $325 million at December 31, 2015 and $459 million at December 31, 2014.

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

Alternative-Revenue Program: In 2009, the MPSC approved an energy optimization incentive mechanism that provides a financial incentive if the energy savings of Consumers’ customers exceed annual targets established by the MPSC. Consumers accounts for this program as an alternative-revenue program that meets the criteria for recognizing revenue related to the incentive as soon as energy savings exceed the annual targets established by the MPSC. Consumers recognized revenue under this program of $18 million in 2015, $17 million in 2014, and $22 million in 2013.

Revenue Subject to Refund: Unless prohibited by the MPSC upon a showing of good cause, Consumers is allowed to self-implement new energy rates six months after a new rate case filing; however, the rates that Consumers self-implements may be subject to refund, with interest. Consumers recognizes revenue associated with self-implemented rates. If Consumers considers it probable that it will be required to refund a portion of its self-implemented rates, it records a provision for revenue subject to refund. A final rate order could differ materially from Consumers’ estimates underlying its self-implemented rates, giving rise to accounting adjustments. Under accounting rules for prior period adjustments, CMS Energy and Consumers may need to record such differences, if they are specifically identifiable to prior interim periods, as revisions to those periods. At December 31, 2015 and 2014, Consumers had no significant regulatory liabilities recorded related to self-implemented rates.

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

The criteria used to determine if an instrument qualifies for derivative accounting or for an exception from derivative accounting are complex and often require judgment in application. Changes in business strategies or market conditions, as well as a requirement to apply different interpretations of the derivative accounting literature, could result in changes in accounting for a single contract or groups of contracts, which could have a material impact on CMS Energy’s and Consumers’ financial statements. For additional details on CMS Energy’s and Consumers’ derivatives and how the fair values of derivatives are determined, see Note 6, Fair Value Measurements.

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

Presented in the following table is a sensitivity analysis of interest-rate risk (assuming an adverse change in market interest rates of ten percent):

	In Millions
December 31	2015	2014
Fixed-rate financing – potential loss in fair value
CMS Energy, including Consumers	$ 263	$ 247
Consumers	161	151

The fair value losses in the above table could be realized only if CMS Energy and Consumers transferred all of their fixed-rate financing to other creditors. The annual earnings exposure related to variable-rate financing was insignificant for both CMS Energy and Consumers at December 31, 2015 and 2014, assuming an adverse change in market interest rates of ten percent.

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

Presented in the following table is a sensitivity analysis of investment securities price risk (assuming an adverse change in market prices of ten percent):

	In Millions
December 31	2015	2014
CMS Energy, including Consumers
Potential reduction in fair value of available-for-sale securities
DB SERP
Mutual funds	$ 15	$ 13
Consumers
Potential reduction in fair value of available-for-sale securities
DB SERP
Mutual funds	$ 10	$ 9
CMS Energy common stock	3	4

Notes Receivable Risk: CMS Energy is exposed to interest-rate risk resulting from EnerBank’s fixed-rate installment loans. EnerBank provides these loans to homeowners to finance home improvements.

Presented in the following table is a sensitivity analysis of notes receivable (assuming an adverse change in market interest rates of ten percent):

	In Millions
December 31	2015	2014
CMS Energy, including Consumers
Potential reduction in fair value
Notes receivable	$ 23	$ 18

The fair value losses in the above table could be realized only if EnerBank sold its loans to other parties. For additional details on financial instruments, see Note 7, Financial Instruments.

Pension and OPEB

CMS Energy and Consumers provide retirement pension benefits to certain employees under a non-contributory DB Pension Plan, and they provide postretirement health and life benefits to qualifying retired employees under an OPEB Plan.

CMS Energy and Consumers record liabilities for pension and OPEB on their consolidated balance sheets at the present value of the future obligations, net of any plan assets. The calculation of the liabilities and associated expenses requires the expertise of actuaries, and requires many assumptions, including:

•                 life expectancies

•                 discount rates

•                 expected long-term rate of return on plan assets

•                 rate of compensation increases

•                 expected health care costs

A change in these assumptions could change significantly CMS Energy’s and Consumers’ recorded liabilities and associated expenses.

In January 2016, CMS Energy and Consumers changed the method in which they determine the discount rate used to calculate the service cost and interest expense components of net periodic benefit costs for the DB Pension and OPEB Plans. Historically, the discount rate used for this purpose represented a single weighted-average rate derived from the yield curve used to determine the benefit obligation. CMS Energy and Consumers have elected to use instead a full-yield-curve approach in the estimation of service cost and interest expense; this approach is more accurate in that it applies individual spot rates along the yield curve to future projected benefit payments based on the time of payment. CMS Energy and Consumers expect that this change will result in a decrease in the service cost and interest expense components of net periodic benefit costs for the DB Pension and OPEB Plans, with an offsetting impact to the actuarial gain or loss recorded in, and later amortized from, the associated regulatory asset and AOCI.

Presented in the following table are estimates of CMS Energy’s and Consumers’ DB Pension Plan and OPEB Plan costs (credits) through 2018. Neither CMS Energy nor Consumers plans to contribute to the DB Pension Plan or OPEB Plan through 2018. Actual future costs and contributions will depend on future investment performance, discount rates, and various factors related to the DB Pension Plan and OPEB Plan participants.

		In Millions
	DB Pension	OPEB Plan
	Plan Cost	Cost (Credit)
CMS Energy, including Consumers
2016	$ 53	$ (41)
2017	53	(38)
2018	50	(40)
Consumers[1]
2016	$ 52	$ (36)
2017	52	(33)
2018	49	(35)

1                   Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.

As a result of the change in the method in which CMS Energy and Consumers determine the discount rate used to calculate the service cost and interest expense components of net periodic benefit costs, the estimate of DB Pension Plan costs decreased by $23 million for 2016, $21 million for 2017, and $19 million for 2018, and the estimate of OPEB Plan costs decreased by $12 million for 2016, $11 million for 2017, and $10 million for 2018.

Lowering the expected long-term rate of return on the DB Pension Plan assets by 0.25 percentage point (from 7.25 percent to 7.00 percent) would increase estimated DB Pension Plan cost for 2016 by $5 million for both CMS Energy and Consumers. Lowering the PBO discount rate by 0.25 percentage point (from 4.52 percent to 4.27 percent) would increase estimated DB Pension Plan cost for 2016 by $5 million for both CMS Energy and Consumers.

For additional details on postretirement benefits, see Note 12, Retirement Benefits.

NEW ACCOUNTING STANDARDS

For details regarding new accounting standards issued but not yet effective, see Note 2, New Accounting Standards.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Income

			In Millions
Years Ended December 31	2015	2014	2013

Operating Revenue	$6,456	$7,179	$6,566

Operating Expenses
Fuel for electric generation	593	673	621
Purchased and interchange power	1,406	1,602	1,387
Purchased power – related parties	83	90	90
Cost of gas sold	961	1,493	1,228
Maintenance and other operating expenses	1,238	1,232	1,236
Depreciation and amortization	750	685	628
General taxes	262	252	234
Total operating expenses	5,293	6,027	5,424

Operating Income	1,163	1,152	1,142

Other Income (Expense)
Interest income	12	5	3
Allowance for equity funds used during construction	10	8	6
Income from equity method investees	14	15	13
Other income	10	11	10
Other expense	(17)	(55)	(20)
Total other income (expense)	29	(16)	12

Interest Charges
Interest on long-term debt	386	393	385
Other interest expense	14	17	16
Allowance for borrowed funds used during construction	(4)	(3)	(3)
Total interest charges	396	407	398

Income Before Income Taxes	796	729	756
Income Tax Expense	271	250	302

Net Income	525	479	454
Income Attributable to Noncontrolling Interests	2	2	2

Net Income Available to Common Stockholders	$523	$477	$452

Basic Earnings Per Average Common Share	$1.90	$1.76	$1.71
Diluted Earnings Per Average Common Share	$1.89	$1.74	$1.66

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income

			In Millions
Years Ended December 31	2015	2014	2013

Net Income	$525	$479	$454

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $-, $(18), and $16	1	(29)	26
Prior service credit adjustment, net of tax of $-, $-, and $3	-	-	5
Amortization of net actuarial loss, net of tax of $4, $1, and $3	5	3	4
Amortization of prior service credit, net of tax of $- for all periods	(1)	(1)	-

Investments
Unrealized loss on investments, net of tax of $(1) for all periods	(3)	(1)	(2)

Derivative Instruments
Reclassification adjustments included in net income, net of tax of $- for all periods	-	1	-

Other Comprehensive Income (Loss)	2	(27)	33

Comprehensive Income	527	452	487

Comprehensive Income Attributable to Noncontrolling Interests	2	2	2

Comprehensive Income Attributable to CMS Energy	$525	$450	$485

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Cash Flows

			In Millions
Years Ended December 31	2015	2014	2013

Cash Flows from Operating Activities
Net income	$525	$479	$454
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	750	685	628
Deferred income taxes and investment tax credit	247	227	268
Postretirement benefits expense	91	23	144
Bad debt expense	58	80	67
Other non-cash operating activities	9	17	22
Postretirement benefits contributions	(262)	(32)	(229)
Proceeds from government grant	-	-	69
Cash provided by (used in) changes in assets and liabilities
Accounts receivable and accrued revenue	120	(31)	(120)
Inventories	147	(36)	202
Accounts payable and accrued refunds	(26)	50	4
Other current and non-current assets and liabilities	(19)	(15)	(88)
Net cash provided by operating activities	1,640	1,447	1,421

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,564)	(1,577)	(1,325)
Jackson plant acquisition	(154)	-	-
Cost to retire property	(89)	(75)	(56)
Increase in EnerBank notes receivable	(279)	(255)	(139)
Proceeds from the sale of EnerBank notes receivable	48	-	-
Other investing activities	(6)	(3)	(12)
Net cash used in investing activities	(2,044)	(1,910)	(1,532)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	599	1,428	1,025
Net increase in EnerBank certificates of deposit	214	233	125
Issuance of common stock	43	43	36
Retirement of long-term debt	(224)	(750)	(741)
Payment of dividends on common and preferred stock	(322)	(295)	(273)
Increase (decrease) in notes payable	189	(110)	60
Payment of capital lease obligations and other financing costs	(36)	(51)	(42)
Net cash provided by financing activities	463	498	190

Net Increase in Cash and Cash Equivalents	59	35	79

Cash and Cash Equivalents, Beginning of Period	207	172	93

Cash and Cash Equivalents, End of Period	$266	$207	$172

			In Millions
Years Ended December 31	2015	2014	2013

Other cash flow activities and non-cash investing and financing activities

Cash transactions
Interest paid (net of amounts capitalized)	$386	$380	$382
Income taxes paid, net	10	22	34

Non-cash transactions
Capital expenditures not paid	201	201	176
Other assets placed under capital lease	17	7	6

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets

ASSETS

		In Millions
December 31	2015	2014

Current Assets
Cash and cash equivalents	$266	$207
Restricted cash and cash equivalents	19	37
Accounts receivable and accrued revenue, less allowances of $28 in 2015 and $40 in 2014	774	881
Notes receivable, less allowances of $9 in 2015 and $8 in 2014	128	98
Notes receivable held for sale	16	41
Accounts receivable – related parties	11	11
Accrued gas revenue	-	27
Inventories at average cost
Gas in underground storage	568	681
Materials and supplies	126	117
Generating plant fuel stock	84	120
Deferred property taxes	235	216
Regulatory assets	16	89
Prepayments and other current assets	77	72
Total current assets	2,320	2,597

Plant, Property, and Equipment
Plant, property, and equipment, gross	18,943	17,721
Less accumulated depreciation and amortization	5,747	5,415
Plant, property, and equipment, net	13,196	12,306
Construction work in progress	1,509	1,106
Total plant, property, and equipment	14,705	13,412

Other Non-current Assets
Regulatory assets	1,840	1,956
Accounts and notes receivable	1,027	807
Investments	64	61
Other	384	352
Total other non-current assets	3,315	3,176

Total Assets	$20,340	$19,185

LIABILITIES AND EQUITY

		In Millions
December 31	2015	2014

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$706	$540
Notes payable	249	60
Accounts payable	633	678
Accounts payable – related parties	9	10
Accrued rate refunds	26	6
Accrued interest	106	108
Accrued taxes	349	316
Regulatory liabilities	82	67
Other current liabilities	142	163
Total current liabilities	2,302	1,948

Non-current Liabilities
Long-term debt	8,441	8,016
Non-current portion of capital leases and financing obligation	118	123
Regulatory liabilities	2,088	2,095
Postretirement benefits	591	872
Asset retirement obligations	439	340
Deferred investment tax credit	56	37
Deferred income taxes	2,017	1,748
Other non-current liabilities	313	299
Total non-current liabilities	14,063	13,530

Commitments and Contingencies (Notes 3, 4, and 5)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 277.2 shares in 2015 and 275.2 shares in 2014	3	3
Other paid-in capital	4,837	4,774
Accumulated other comprehensive loss	(47)	(49)
Accumulated deficit	(855)	(1,058)
Total common stockholders’ equity	3,938	3,670
Noncontrolling interests	37	37
Total equity	3,975	3,707

Total Liabilities and Equity	$20,340	$19,185

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity

	In Millions, Except Number of Shares in Thousands
	Number of Shares
Years Ended December 31	2015	2014	2013	2015	2014	2013

Total Equity at Beginning of Period				$3,707	$3,491	$3,238

Common Stock
At beginning and end of period				3	3	3

Other Paid-in Capital
At beginning of period	275,184	266,137	264,072	4,774	4,715	4,669
Common stock issued	2,062	9,371	2,238	65	59	51
Common stock repurchased	(306)	(271)	(356)	(12)	(7)	(10)
Common stock reissued	288	-	205	10	-	5
Conversion option on convertible debt	-	-	-	-	7	-
Common stock reacquired	(65)	(53)	(22)	-	-	-
At end of period	277,163	275,184	266,137	4,837	4,774	4,715

Accumulated Other Comprehensive Loss
At beginning of period				(49)	(22)	(55)
Retirement benefits liability
At beginning of period				(48)	(21)	(56)
Net gain (loss) arising during the period				1	(29)	26
Prior service credit adjustment				-	-	5
Amortization of net actuarial loss				5	3	4
Amortization of prior service credit				(1)	(1)	-
At end of period				(43)	(48)	(21)
Investments
At beginning of period				(1)	-	2
Unrealized loss on investments				(3)	(1)	(2)
At end of period				(4)	(1)	-
Derivative instruments
At beginning of period				-	(1)	(1)
Reclassification adjustments included in net income				-	1	-
At end of period				-	-	(1)
At end of period				(47)	(49)	(22)

			In Millions
Years Ended December 31	2015	2014	2013

Accumulated Deficit
At beginning of period	(1,058)	(1,242)	(1,423)
Net income attributable to CMS Energy	523	477	452
Dividends declared on common stock	(320)	(293)	(271)
At end of period	(855)	(1,058)	(1,242)

Noncontrolling Interests
At beginning of period	37	37	44
Income attributable to noncontrolling interests	2	2	2
Distributions, redemptions, and other changes in noncontrolling interests	(2)	(2)	(9)
At end of period	37	37	37

Total Equity at End of Period	$3,975	$3,707	$3,491

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Income

			In Millions
Years Ended December 31	2015	2014	2013

Operating Revenue	$6,165	$6,800	$6,321

Operating Expenses
Fuel for electric generation	497	567	541
Purchased and interchange power	1,376	1,564	1,361
Purchased power – related parties	83	89	89
Cost of gas sold	939	1,375	1,187
Maintenance and other operating expenses	1,149	1,146	1,174
Depreciation and amortization	744	678	622
General taxes	255	246	229
Total operating expenses	5,043	5,665	5,203

Operating Income	1,122	1,135	1,118

Other Income (Expense)
Interest income	11	4	2
Interest and dividend income – related parties	1	1	1
Allowance for equity funds used during construction	10	8	6
Other income	19	10	14
Other expense	(17)	(35)	(16)
Total other income (expense)	24	(12)	7

Interest Charges
Interest on long-term debt	252	243	237
Other interest expense	2	10	11
Allowance for borrowed funds used during construction	(4)	(3)	(3)
Total interest charges	250	250	245

Income Before Income Taxes	896	873	880
Income Tax Expense	302	306	346

Net Income	594	567	534
Preferred Stock Dividends and Distribution	2	2	2

Net Income Available to Common Stockholder	$592	$565	$532

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income

			In Millions
Years Ended December 31	2015	2014	2013

Net Income	$594	$567	$534

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $2, $(7), and $4	3	(11)	5
Amortization of net actuarial loss, net of tax of $2, $1, and $2	4	2	3

Investments
Unrealized gain (loss) on investments, net of tax of $(1), $2, and $-	(1)	4	1
Reclassification adjustments included in net income, net of tax of $(3), $-, and $(1)	(5)	-	(3)

Other Comprehensive Income (Loss)	1	(5)	6

Comprehensive Income	$595	$562	$540

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Cash Flows

			In Millions
Years Ended December 31	2015	2014	2013

Cash Flows from Operating Activities
Net income	$594	$567	$534
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	744	678	622
Deferred income taxes and investment tax credit	204	263	164
Postretirement benefits expense	90	24	142
Bad debt expense	50	72	63
Other non-cash operating activities	8	10	12
Postretirement benefits contributions	(243)	(29)	(222)
Proceeds from government grant	-	-	69
Cash provided by (used in) changes in assets and liabilities
Accounts receivable and accrued revenue	104	(16)	(116)
Inventories	144	(36)	205
Accounts payable and accrued refunds	(22)	47	12
Other current and non-current assets and liabilities	121	(242)	(134)
Net cash provided by operating activities	1,794	1,338	1,351

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,537)	(1,573)	(1,320)
Jackson plant acquisition	(154)	-	-
Cost to retire property	(89)	(75)	(56)
Other investing activities	(1)	(5)	(11)
Net cash used in investing activities	(1,781)	(1,653)	(1,387)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	250	878	750
Retirement of long-term debt	(124)	(220)	(466)
Payment of dividends on common and preferred stock	(476)	(459)	(408)
Stockholder contribution	150	495	150
Return of stockholder contribution	-	(178)	-
Payment of capital lease obligations and other financing costs	(23)	(38)	(37)
Increase (decrease) in notes payable	189	(110)	60
Net cash provided by (used in) financing activities	(34)	368	49

Net Increase (Decrease) in Cash and Cash Equivalents	(21)	53	13

Cash and Cash Equivalents, Beginning of Period	71	18	5

Cash and Cash Equivalents, End of Period	$50	$71	$18

			In Millions
Years Ended December 31	2015	2014	2013

Other cash flow activities and non-cash investing and financing activities

Cash transactions
Interest paid (net of amounts capitalized)	$245	$233	$236
Income taxes paid (refunds received), net	(84)	266	225

Non-cash transactions
Capital expenditures not paid	182	201	176
Other assets placed under capital lease	17	7	6

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets

ASSETS
		In Millions
December 31	2015	2014

Current Assets
Cash and cash equivalents	$50	$71
Restricted cash and cash equivalents	19	37
Accounts receivable and accrued revenue, less allowances of $28 in 2015 and $39 in 2014	758	863
Accounts receivable – related parties	17	1
Accrued gas revenue	-	27
Inventories at average cost
Gas in underground storage	568	681
Materials and supplies	120	113
Generating plant fuel stock	80	112
Deferred property taxes	235	216
Regulatory assets	16	89
Prepayments and other current assets	66	63
Total current assets	1,929	2,273

Plant, Property, and Equipment
Plant, property, and equipment, gross	18,797	17,580
Less accumulated depreciation and amortization	5,676	5,346
Plant, property, and equipment, net	13,121	12,234
Construction work in progress	1,467	1,103
Total plant, property, and equipment	14,588	13,337

Other Non-current Assets
Regulatory assets	1,840	1,956
Accounts and notes receivable	10	7
Investments	29	38
Other	262	236
Total other non-current assets	2,141	2,237

Total Assets	$18,658	$17,847

LIABILITIES AND EQUITY
		In Millions
December 31	2015	2014

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$220	$145
Notes payable	249	60
Accounts payable	613	662
Accounts payable – related parties	15	12
Accrued rate refunds	26	6
Accrued interest	65	70
Accrued taxes	352	149
Regulatory liabilities	82	67
Other current liabilities	109	135
Total current liabilities	1,731	1,306

Non-current Liabilities
Long-term debt	5,206	5,154
Non-current portion of capital leases and financing obligation	118	123
Regulatory liabilities	2,088	2,095
Postretirement benefits	529	793
Asset retirement obligations	438	339
Deferred investment tax credit	56	37
Deferred income taxes	2,710	2,486
Other non-current liabilities	236	237
Total non-current liabilities	11,381	11,264

Commitments and Contingencies (Notes 3, 4, and 5)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,724	3,574
Accumulated other comprehensive loss	(6)	(7)
Retained earnings	950	832
Total common stockholder’s equity	5,509	5,240
Preferred stock	37	37
Total equity	5,546	5,277

Total Liabilities and Equity	$18,658	$17,847

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity

			In Millions
Years Ended December 31	2015	2014	2013

Total Equity at Beginning of Period	$5,277	$4,857	$4,582

Common Stock
At beginning and end of period	841	841	841

Other Paid-in Capital
At beginning of period	3,574	3,257	3,107
Stockholder contribution	150	495	150
Return of stockholder contribution	-	(178)	-
At end of period	3,724	3,574	3,257

Accumulated Other Comprehensive Loss
At beginning of period	(7)	(2)	(8)
Retirement benefits liability
At beginning of period	(26)	(17)	(25)
Net gain (loss) arising during the period	3	(11)	5
Amortization of net actuarial loss	4	2	3
At end of period	(19)	(26)	(17)
Investments
At beginning of period	19	15	17
Unrealized gain (loss) on investments	(1)	4	1
Reclassification adjustments included in net income	(5)	-	(3)
At end of period	13	19	15
At end of period	(6)	(7)	(2)

Retained Earnings
At beginning of period	832	724	598
Net income	594	567	534
Dividends declared on common stock	(474)	(457)	(406)
Dividends and distributions declared on preferred stock	(2)	(2)	(2)
At end of period	950	832	724

Preferred Stock
At beginning of period	37	37	44
Preferred stock redeemed	-	-	(7)
At end of period	37	37	37

Total Equity at End of Period	$5,546	$5,277	$4,857

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

EnerBank: EnerBank provides four types of unsecured consumer installment loans: same-as-cash, zero interest, reduced interest, and traditional. Under EnerBank’s same-as-cash programs, authorized contractors pay EnerBank a fee to provide a borrower with the option to pay off the loan interest-free during the same-as-cash period. EnerBank recognizes the fee on a straight-line basis over the same-as-cash period, which typically ranges from three to 24 months. If a borrower does not exercise its option to pay off its loan interest-free during the same-as-cash period, EnerBank charges the borrower accrued interest at the loan’s contractual rate on the outstanding balance from the origination date. Under the zero interest and reduced interest programs, authorized contractors pay EnerBank a fee to provide a borrower with no interest or reduced rates of interest for the entire term of the loan. EnerBank recognizes the fee using the interest method over the term of the loan, which ranges from one to 12 years. Unearned income associated with the fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $82 million at December 31, 2015 and $62 million at December 31, 2014.

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

Derivative Instruments: In order to support ongoing operations, CMS Energy and Consumers enter into contracts for the future purchase and sale of various commodities, such as electricity, natural gas, and coal. These forward contracts are generally long-term in nature and result in physical delivery of the commodity at a contracted price. Most of these contracts are not subject to derivative accounting because:

•	they do not have a notional amount (that is, a number of units specified in a derivative instrument, such as MWh of electricity or bcf of natural gas)
•	they qualify for the normal purchases and sales exception
•	there is not an active market for the commodity

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

CMS Energy and Consumers record derivative contracts that do not qualify for the normal purchases and sales exception at fair value on their consolidated balance sheets. Each reporting period, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract. Since none of CMS Energy’s or Consumers’ derivatives has been designated as an accounting hedge, all changes in fair value are either reported in earnings or deferred as regulatory assets or liabilities. CMS Energy and Consumers did not have significant amounts recorded as derivative assets or liabilities at December 31, 2015 or 2014. Additionally, the gains and losses recognized in earnings were insignificant for the years ended December 31, 2015, 2014, and 2013.

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

Earnings Per Share: CMS Energy calculates basic and diluted EPS using the weighted-average number of shares of common stock and dilutive potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted EPS, includes the effects of nonvested stock awards and contingently convertible securities. CMS Energy computes the effect on potential common stock using the treasury stock method or the if-converted method, as applicable. Diluted EPS excludes the impact of antidilutive securities, which are those securities resulting in an increase in EPS or a decrease in loss per share. For EPS computations, see Note 15, Earnings Per Share—CMS Energy.

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

Renewable Energy Grant: In 2013, Consumers received a renewable energy cash grant for Lake Winds® Energy Park under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009. Upon receipt of the grant, Consumers recorded a regulatory liability, which Consumers is amortizing over the life of Lake Winds® Energy Park. Consumers presents the amortization as a reduction to maintenance and other operating expenses. Consumers recorded the deferred income taxes related to the grant as a reduction of the book basis of Lake Winds® Energy Park.

Restricted Cash and Cash Equivalents: CMS Energy and Consumers have restricted cash and cash equivalents dedicated for repayment of Securitization bonds and for payment under performance guarantees. CMS Energy and Consumers classify these amounts as a current asset if they relate to payments that could or will occur within one year. Changes in restricted cash and cash equivalents are presented as investing activities on the consolidated statements of cash flows.

2:                     NEW ACCOUNTING STANDARDS

Implementation of New Accounting Standards

ASU 2015-13, Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets: This standard, which became effective in August 2015 for CMS Energy and Consumers, was intended to resolve diversity in practice regarding whether certain electricity contracts are eligible for the normal purchases and sales scope exception from derivative accounting. The standard clarifies that contracts that require transmission of electricity through a market with established price points at each node or hub location are eligible for the scope exception. Consumers applies the normal purchases and sales scope exception to many PPAs that require transmission of electricity through the MISO market, which has price points at various node or hub locations. Since this standard clarifies that these contracts are eligible for the scope exception, which is consistent with Consumers’ treatment, the standard had no impact on CMS Energy’s or Consumers’ consolidated financial statements.

ASU 2015-17, Balance Sheet Classification of Deferred Taxes: This standard eliminates the requirement to separate deferred income tax assets and liabilities into current and non-current amounts on a classified balance sheet. Under the standard, all deferred income tax amounts should be classified as non-current. The standard will be effective on January 1, 2017 for CMS Energy and Consumers, but early adoption is permitted. The standard can be applied either prospectively or retrospectively. CMS Energy and Consumers elected to adopt the standard early for the year ended December 31, 2015 and applied the standard retrospectively to all prior periods. Accordingly, CMS Energy reclassified $66 million of current deferred income tax liabilities to non-current deferred income tax liabilities at December 31, 2014, and Consumers reclassified $80 million of current deferred income tax liabilities to non-current deferred income tax liabilities at December 31, 2014.

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

ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period: This standard, effective January 1, 2016 for CMS Energy and Consumers, addresses stock awards with performance targets that can be met after an employee has completed the required service period. The standard was intended to resolve diversity in practice regarding the accounting treatment for this type of award. Under the new guidance, the probability of the performance target being met should be factored into compensation expense each period. This guidance is consistent with the accounting that CMS Energy and Consumers already apply to awards of this type. Therefore, CMS Energy and Consumers do not expect the standard to impact their consolidated financial statements.

ASU 2015-02, Amendments to the Consolidation Analysis: This standard, effective January 1, 2016 for CMS Energy and Consumers, provides amended guidance on whether reporting entities should consolidate certain legal entities, including limited partnerships. CMS Energy and Consumers have assessed this standard and do not expect that it will result in any changes to their consolidation conclusions or have any impact on their consolidated income, cash flows, or financial position.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs: This standard, effective January 1, 2016 for CMS Energy and Consumers, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet. Presently, debt issuance costs are reported as an asset. The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums. The standard is to be applied retrospectively to all prior periods presented. At December 31, 2015, CMS Energy had $41 million of unamortized debt issuance costs, which included $23 million at Consumers. These amounts were recorded in other non-current assets on the consolidated balance sheets, but will be included in the long-term debt balances under this standard.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities: This standard, which will be effective January 1, 2018 for CMS Energy and Consumers, is intended to improve the accounting for financial instruments. The standard will require investments in equity securities to be measured at fair value, with changes in fair value recognized in net income, except for certain investments such as those that qualify for equity-method accounting. The standard will no longer permit unrealized gains and losses for certain equity investments to be recorded in AOCI. CMS Energy and Consumers presently record unrealized gains and losses on certain equity investments, including the mutual funds in the DB SERP and Consumers’ investment in CMS Energy common stock, in AOCI. During the year ended December 31, 2015, CMS Energy recorded a $3 million unrealized net loss on equity investments in AOCI and Consumers recorded a $1 million unrealized net loss on equity investments in AOCI. For further details on these investments, see Note 7, Financial Instruments. Entities will apply the standard using a modified retrospective approach, with a cumulative-effect adjustment recorded to beginning retained earnings on the effective date. CMS Energy and Consumers are evaluating whether there may be further impacts of the standard on their consolidated financial statements.

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

There are multiple appeals pending that involve various issues concerning cost allocation among customers, the adequacy of the record evidence supporting the recovery of Smart Energy investments, and other matters. Consumers is unable to predict the outcome of these appeals.

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

Presented in the following table are the regulatory assets and liabilities on Consumers’ consolidated balance sheets:

			In Millions
December 31	End of Recovery or Refund Period	2015	2014
Regulatory assets
Current
Energy optimization plan incentive[1]	2016	$16	$17
Securitized costs – electric utility restructuring legislation[2]	2015	-	61
Major maintenance[2]	2015	-	8
Other	2015	-	3
Total current regulatory assets		$16	$89
Non-current
Postretirement benefits[3]	various	$1,096	$1,195
Securitized costs – electric generating units to be retired[2]	2029	348	370
ARO[4]	various	151	139
MGP sites[4]	various	146	147
Unamortized debt costs[4]	various	61	66
Gas storage inventory adjustments[4]	various	18	21
Energy optimization plan incentive[1]	2017	18	17
Other	various	2	1
Total non-current regulatory assets		$1,840	$1,956
Total regulatory assets		$1,856	$2,045
Regulatory liabilities
Current
Income taxes, net	2016	$64	$64
Securitized costs – electric utility restructuring legislation	2016	14	-
Other	2016	4	3
Total current regulatory liabilities		$82	$67
Non-current
Cost of removal	various	$1,745	$1,673
Renewable energy plan	2028	109	131
ARO	various	73	83
Income taxes, net	various	64	103
Renewable energy grant	2043	60	63
Energy optimization plan	various	26	32
Other	various	11	10
Total non-current regulatory liabilities		$2,088	$2,095
Total regulatory liabilities		$2,170	$2,162

1                  These regulatory assets have arisen from alternative revenue programs and are not associated with incurred costs or capital investments. Therefore, the MPSC has provided for recovery without a return.

2                  These regulatory assets are included in rate base (or are expected to be included, for costs incurred subsequent to the most recently approved rate case), thereby providing a return on expenditures, or provide a specific return on investment authorized by the MPSC.

3                  This regulatory asset is offset partially by liabilities. The net amount is included in rate base, thereby providing a return.

4                  These regulatory assets represent incurred costs for which the MPSC has provided, or Consumers expects, recovery without a return on investment.

Regulatory Assets

Energy Optimization Plan Incentive: In May 2015, Consumers filed its annual report and reconciliation for its energy optimization plan, requesting approval of its energy optimization plan costs for 2014. In September 2015, the MPSC approved a settlement agreement authorizing Consumers to collect $17 million from customers during 2016 as an incentive payment for exceeding statutory targets under both its gas and electric energy optimization plans during 2014.

Consumers also exceeded its statutory savings targets in 2015, and achieved certain other goals, and will request the MPSC’s approval to collect $18 million, the maximum performance incentive, in the energy optimization reconciliation to be filed in 2016.

Securitized Costs – Electric Utility Restructuring Legislation: In 2000, the MPSC authorized Consumers to securitize certain qualified costs incurred as a result of electric utility restructuring legislation. Consumers amortized this regulatory asset over the life of the related Securitization bonds, which were paid in full in October 2015. During 2015, Consumers overcollected surcharges related to this Securitization and, as a result, recorded a regulatory liability. Consumers filed a reconciliation with the MPSC in January 2016, requesting to refund this amount to customers in 2016.

Major Maintenance: In its 2012 order in Consumers’ electric rate case, the MPSC allowed Consumers to defer major maintenance costs associated with its electric generating units in excess of the costs approved in the rate order and to recover those excess costs from customers, subject to MPSC approval. In November 2014, the MPSC approved a settlement agreement authorizing Consumers to recover $10 million of such excess costs over a six-month period that ended in May 2015.

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

Securitized Costs – Electric Generating Units to be Retired: In 2013, the MPSC issued a Securitization financing order authorizing Consumers to issue Securitization bonds in order to finance the recovery of the remaining book value of seven smaller coal-fueled electric generating units that Consumers plans to retire by April 2016 and three smaller natural gas-fueled electric generating units that Consumers retired in June 2015. Upon receipt of the MPSC’s order, Consumers removed the book value of the ten units from plant, property, and equipment and recorded this amount as a regulatory asset. Consumers is amortizing the regulatory asset over the life of the related Securitization bonds, which it issued through a subsidiary in July 2014. For additional details regarding the Securitization bonds, see Note 5, Financings and Capitalization.

ARO: The recovery of the underlying asset investments and related removal and monitoring costs of recorded AROs is approved by the MPSC in depreciation rate cases. Consumers records a regulatory asset and a regulatory liability for timing differences between the recognition of AROs for financial reporting purposes and the recovery of these costs from customers. The recovery period approximates the useful life of the assets to be removed.

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

In 2013, the MPSC issued an order authorizing Consumers to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993. The order authorized Consumers to implement a regulatory treatment beginning January 2014 that will return $209 million of income tax benefits over five years to electric customers and $260 million of income tax benefits over 12 years to gas customers. During 2015, Consumers returned $64 million of income tax benefits to customers.

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

Energy Optimization Plan: At December 31, 2015 and 2014, surcharges collected from customers to fund Consumers’ energy optimization plan exceeded Consumers’ spending. The associated regulatory liability is amortized as costs are incurred under Consumers’ energy optimization plan.

Consumers Electric Utility

Electric Rate Case: In December 2014, Consumers filed an application with the MPSC seeking an annual rate increase of $163 million, based on a 10.7 percent authorized return on equity. The MPSC issued an order in November 2015, authorizing an annual rate increase of $165 million, based on a 10.3 percent authorized rate of return on equity. In April 2016, upon the planned retirement of seven coal-fueled electric generating units, the annual rate increase will be reduced by $39 million to $126 million.

In June 2015, Consumers self-implemented an annual rate increase of $110 million, subject to refund with interest. Consumers does not expect that a significant refund of self-implemented rates will be required.

Electric Rate Design: In June 2015, the MPSC issued an order on Consumers’ proposal for a new electric rate design, authorizing a reallocation of annual costs among customer classes. This new allocation will better ensure that rates reflect the cost of service for each customer class and will have the effect of making rates for energy-intensive industrial customers more competitive, while keeping residential bills below the national average. In December 2015, the new rate design went into effect.

Depreciation Rate Case: In June 2014, Consumers filed a depreciation case related to its electric and common utility property. In this case, Consumers requested an increase in depreciation expense, and its recovery of that expense, of $28 million annually. In May 2015, the MPSC approved a settlement agreement authorizing an increase in Consumers’ depreciation expense, and its recovery of that expense, of $6 million annually based on December 31, 2013 balances. In December 2015, the new depreciation rates went into effect.

Consumers Gas Utility

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

	In Millions
December 31	2015	2014
Assets
Accrued gas revenue	$ -	$ 27
Liabilities
Accrued rate refunds	26	6

PSCR Plans and Reconciliations: In May 2015, the MPSC issued an order in Consumers’ 2013 PSCR plan, authorizing the 2013 PSCR factor that Consumers self-implemented beginning in January 2013. Consumers filed its 2013 PSCR reconciliation in March 2014, requesting full recovery of $1.9 billion of power costs and authorization to roll into its 2014 PSCR plan the overrecovery of $10 million.

Consumers submitted its 2014 PSCR plan to the MPSC in September 2013 and, in accordance with its proposed plan, self-implemented the 2014 PSCR factor beginning in January 2014. Consumers’ power supply costs for 2014 were significantly higher than those projected in its 2014 PSCR plan due to severe winter weather during the three months ended March 31, 2014, as extreme cold weather and heavy snowfall inhibited the delivery and use of coal at Consumers’ coal-fueled generating units. Additionally, increases in natural gas prices raised the cost of electricity purchased from the MISO energy market as well as the cost of power generated at Consumers’ natural gas-fueled generating units. Consumers filed an amendment to its 2014 PSCR plan in March 2014, requesting approval to increase the 2014 PSCR factor. Consumers self-implemented the revised factor in July 2014. In March 2015, Consumers filed its 2014 PSCR reconciliation, requesting full recovery of $2.1 billion of power costs and authorization to roll into its 2015 PSCR plan the overrecovery of $6 million.

Consumers submitted its 2015 PSCR plan to the MPSC in September 2014 and, in accordance with its proposed plan, self-implemented the 2015 PSCR factor beginning in January 2015. Consumers had an $8 million PSCR overrecovery at December 31, 2015.

GCR Plans and Reconciliations: In July 2014, the MPSC issued an order in Consumers’ 2013-2014 GCR plan, authorizing the 2013-2014 GCR factor that Consumers self-implemented beginning in April 2013. Due to the impact on natural gas prices of extended periods of colder-than-normal winter weather in Michigan and throughout the United States during the three months ended March 31, 2014, Consumers’ natural gas fuel costs for this period were significantly higher than those projected in its 2013-2014 GCR plan. As a result, Consumers calculated an $84 million underrecovery for the 2013-2014 GCR plan year. In the reconciliation it filed in June 2014, Consumers requested full recovery of $0.9 billion of gas costs and authorization to roll into its 2014-2015 GCR plan the underrecovery of $84 million.

In June 2015, the MPSC issued an order in Consumers’ 2014-2015 GCR plan, authorizing the 2014-2015 GCR factor that Consumers self-implemented beginning in April 2014. Consumers filed its 2014-2015 GCR reconciliation in June 2015, requesting full recovery of $0.8 billion of gas costs and authorization to roll into its 2015-2016 GCR plan the overrecovery of $9 million.

Consumers submitted its 2015-2016 GCR plan to the MPSC in December 2014 and, in accordance with its proposed plan, self-implemented the 2015-2016 GCR charge beginning in April 2015. Consumers had an $18 million GCR overrecovery recorded at December 31, 2015.

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

CMS Energy Contingencies

Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, have been named as defendants in four class action lawsuits and one individual lawsuit arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations include price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Kansas, Missouri, and Wisconsin. The following provides more detail on the cases in which CMS Energy or its affiliates remain as parties:

•                 In 2005, CMS Energy, CMS MST, and CMS Field Services were named as defendants in a putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al. The complaint alleges that during the putative class period, January 1, 2000 through October 31, 2002, the defendants engaged in a scheme to violate the Kansas Restraint of Trade Act. The plaintiffs are seeking treble damages, statutory full consideration damages consisting of the full consideration paid by the plaintiffs for natural gas purchased during the period, costs, and attorneys’ fees.

•                 In 2007, a class action complaint, Heartland Regional Medical Center, et al. v. Oneok, Inc. et al., was filed as a putative class action in Missouri state court alleging violations of Missouri antitrust laws. The defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Missouri antitrust law in connection with their natural gas reporting activities during the period January 2000 through October 2002. The plaintiffs are seeking treble damages, costs, and attorneys’ fees.

•                 In 2006, a class action complaint, Arandell Corp., et al. v. XCEL Energy Inc., et al., was filed in Wisconsin state court on behalf of Wisconsin commercial entities that purchased natural gas between January 1, 2000 and October 31, 2002. The defendants, including CMS Energy, CMS ERM, and Cantera Gas Company, are alleged to have violated Wisconsin’s antitrust statute. The plaintiffs are seeking full consideration damages, treble damages, costs, interest, and attorneys’ fees.

•                 In 2009, a class action complaint, Newpage Wisconsin System v. CMS ERM, et al., was filed in circuit court in Wood County, Wisconsin, against CMS Energy, CMS ERM, Cantera Gas Company, and others. The plaintiff is seeking full consideration damages, treble damages, costs, interest, and attorneys’ fees.

•                 In 2005, J.P. Morgan Trust Company, N.A., in its capacity as trustee of the FLI Liquidating Trust, filed an action in Kansas state court against CMS Energy, CMS MST, CMS Field Services, and others. The complaint alleges various claims under the Kansas Restraint of Trade Act. The plaintiff is seeking statutory full consideration damages for its purchases of natural gas in 2000 and 2001, costs, and attorneys’ fees.

After removal to federal court, all of the cases described above were transferred to a single federal district court pursuant to the multidistrict litigation process. In 2010 and 2011, all claims against CMS Energy defendants were dismissed by the district court based on FERC preemption. Plaintiffs filed appeals in all of the cases. The issues on appeal were whether the district court erred in dismissing the cases based on FERC preemption and denying the plaintiffs’ motions for leave to amend their complaints to add a federal Sherman Act antitrust claim. The plaintiffs did not appeal the dismissal of CMS Energy as a defendant in these cases, but other CMS Energy entities remain as defendants.

In 2013, the U.S. Court of Appeals for the Ninth Circuit reversed the district court decision. The appellate court found that FERC preemption does not apply under the facts of these cases. The appellate court affirmed the district court’s denial of leave to amend to add federal antitrust claims. The matter was appealed to the U.S. Supreme Court, which in 2015 upheld the Ninth Circuit’s decision. The cases have been remanded back to the federal district court.

These cases involve complex facts, a large number of similarly situated defendants with different factual positions, and multiple jurisdictions. Presently, any estimate of liability would be highly speculative; the amount of CMS Energy’s reasonably possible loss would be based on widely varying models previously untested in this context. If the outcome after appeals is unfavorable, these cases could negatively affect CMS Energy’s liquidity, financial condition, and results of operations.

Bay Harbor: CMS Land retained environmental remediation obligations for the collection and treatment of leachate, a liquid consisting of water and other substances, at Bay Harbor after selling its interests in the development in 2002. Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site. In 2012, CMS Land and the MDEQ finalized an agreement that established the final remedies and the future water quality criteria at the site. CMS Land completed all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit issued in 2010. CMS Land is presently working with the MDEQ to renew this permit, which requires renewal every five years. Until a new permit is issued, CMS Land is authorized to continue operating under the existing permit.

Various claims have been brought against CMS Land or its affiliates, including CMS Energy, alleging environmental damage to property, loss of property value, insufficient disclosure of environmental matters, breach of agreement relating to access, or other matters. CMS Land and other parties have received a demand for payment from the EPA in the amount of $8 million, plus interest. The EPA is seeking recovery under CERCLA of response costs allegedly incurred at Bay Harbor. These costs exceed what was agreed to in a 2005 order between CMS Land and the EPA, and CMS Land has communicated to the EPA that it does not believe that this is a valid claim. The EPA has filed a lawsuit to collect these costs.

At December 31, 2015, CMS Energy had a recorded liability of $58 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $74 million. CMS Energy expects to pay the following amounts for long-term liquid disposal and operating and maintenance in each of the next five years:

	In Millions
	2016	2017	2018	2019	2020
CMS Energy
Long-term liquid disposal and operating and maintenance costs	$ 6	$ 5	$ 5	$ 5	$ 4

CMS Energy’s estimate of response activity costs and the timing of expenditures could change if there are changes in circumstances or assumptions used in calculating the liability. Although a liability for its present estimate of remaining response activity costs has been recorded, CMS Energy cannot predict the ultimate financial impact or outcome of this matter.

Equatorial Guinea Tax Claim: In 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea. The government of Equatorial Guinea claims that CMS Energy owes $152 million in taxes, plus significant penalties and interest, in connection with the sale. The matter is proceeding to formal arbitration. CMS Energy has concluded that the government’s tax claim is without merit and is contesting the claim, but cannot predict the financial impact or outcome of the matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.

Consumers Electric Utility Contingencies

Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $5 million. At December 31, 2015, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability.

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

Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At December 31, 2015, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability.

The timing of payments related to Consumers’ remediation and other response activities at its CERCLA and NREPA sites is uncertain. Consumers periodically reviews these cost estimates. A change in the underlying assumptions, such as an increase in the number of sites, different remediation techniques, the nature and extent of contamination, and legal and regulatory requirements, could affect its estimates of NREPA and CERCLA liability.

Ludington PCB: In 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout, and sealant materials at Ludington. Consumers removed part of the PCB material and replaced it with non-PCB material. Consumers has had several communications with the EPA regarding this matter. Consumers cannot predict the financial impact or outcome of this matter.

CCRs: In April 2015, the EPA published a final rule regulating CCRs, such as coal ash, under the Resource Conservation and Recovery Act. In September 2015, the MDEQ submitted a draft plan to the EPA in which it declared its intent to explicitly regulate these facilities under state laws, and the EPA responded, confirming that it agreed with the MDEQ’s regulatory approach. Accordingly, Consumers recorded a $68 million increase to its coal ash disposal ARO liability and a corresponding increase to plant, property, and equipment that will be amortized over the remaining lives of the facilities. For additional details on the ARO liability, see Note 11, Asset Retirement Obligations.

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

At December 31, 2015, Consumers had a recorded liability of $114 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $129 million. Consumers expects to pay the following amounts for remediation and other response activity costs in each of the next five years:

	In Millions
	2016	2017	2018	2019	2020
Consumers
Remediation and other response activity costs	$ 14	$ 19	$ 11	$ 14	$ 19

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability. At one of the MGP sites, Consumers is waiting for a local agency to make certain decisions on work being carried out adjacent to the site. Depending on the outcome, the agency’s decisions could impact Consumers’ remediation strategy and result in an increase in its cost estimates in 2016.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At December 31, 2015, Consumers had a regulatory asset of $146 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At December 31, 2015, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability.

Guarantees

Presented in the following table are CMS Energy’s and Consumers’ guarantees at December 31, 2015:

				In Millions
			Maximum	Carrying
Guarantee Description	Issue Date	Expiration Date	Obligation	Amount
CMS Energy, including Consumers
Indemnity obligations from stock and asset sale agreements[1]	Various	Indefinite	$143	$7
Guarantees[2]	Various	Indefinite	51	-
Consumers
Guarantee[2]	July 2011	Indefinite	$30	$-

1                   These obligations arose from stock and asset sale agreements under which CMS Energy or a subsidiary of CMS Energy indemnified the purchaser for losses resulting from various matters, primarily claims related to taxes. CMS Energy believes the likelihood of material loss to be remote for the indemnity obligations not recorded as liabilities.

2                   At Consumers, this obligation comprises a guarantee provided to the DOE in connection with a settlement agreement regarding damages resulting from the DOE’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers. At CMS Energy, the guarantee obligations comprise Consumers’ guarantee to the DOE and CMS Energy’s 1994 guarantee of non-recourse revenue bonds issued by Genesee. For additional details on this guarantee, see Note 19, Variable Interest Entities.

Additionally, in the normal course of business, CMS Energy, Consumers, and certain other subsidiaries of CMS Energy have entered into various agreements containing tax and other indemnity provisions for which they are unable to estimate the maximum potential obligation. The current carrying value of these indemnity obligations is less than $1 million. CMS Energy and Consumers consider the likelihood that they would be required to perform or incur substantial losses related to these indemnities to be remote.

Other Contingencies

Michigan Sales and Use Tax Litigation: In 2010, the Michigan Department of Treasury finalized a sales and use tax audit of Consumers for the period from October 1997 to December 2004. It determined that Consumers’ electric and natural gas distribution equipment was not eligible for an industrial-processing exemption and therefore was subject to the use tax. Consumers paid the tax for the period from 1997 through 2004 and filed a claim in the Michigan Court of Claims disputing the tax determination. Consumers has continued to apply the industrial-processing exemption for the years subsequent to 2004.

In December 2015, Consumers and the Michigan Department of Treasury reached a settlement agreement under which the Michigan Department of Treasury will refund to Consumers the majority of use tax that Consumers paid on electric distribution equipment for the period from October 1997 through December 2004. Accordingly, Consumers will receive $37 million, which comprises a $19 million refund of taxes paid, a $12 million refund of interest paid, and $6 million of interest owed to Consumers. In December 2015, Consumers recorded a $12 million reduction in other interest expense and $6 million in interest income. The taxes paid were originally capitalized as a cost of the equipment. Therefore, Consumers recorded the $19 million tax refund as a reduction in plant, property, and equipment. Consumers also recorded an additional $5 million reduction in general taxes for the elimination of a loss contingency previously recorded for this matter.

The parties further agreed to continue to meet to reach agreement on a reasonable method of apportionment relating to Consumers’ natural gas system for the period from October 1997 to December 2004 and to Consumers’ electric and natural gas distribution equipment for the period from January 2005 to December 2014.

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

Contractual Commitments

Purchase Obligations: Purchase obligations arise from long-term contracts for the purchase of commodities and related services, and construction and service agreements. The commodities and related services include long-term PPAs, natural gas and associated transportation, and coal and associated transportation. Related party PPAs are between Consumers and certain affiliates of CMS Enterprises. Presented in the following table are CMS Energy’s and Consumers’ contractual purchase obligations at December 31, 2015 for each of the periods shown:

				In Millions
	Payments Due
	Total	2016	2017	2018	2019	2020	Beyond 2020
CMS Energy, including Consumers
Total PPAs	$9,947	$999	$1,027	$969	$1,003	$995	$4,954
Other	2,200	904	580	251	111	63	291
Consumers
PPAs
MCV PPA	$3,003	$335	$345	$277	$321	$296	$1,429
Palisades PPA	2,327	342	352	363	374	387	509
Related party PPAs	977	82	82	82	85	87	559
Other PPAs	3,640	240	248	247	223	225	2,457
Total PPAs	$9,947	$999	$1,027	$969	$1,003	$995	$4,954
Other	1,908	870	551	224	83	34	146

MCV PPA: Consumers has a 35-year PPA that began in 1990 with the MCV Partnership to purchase 1,240 MW of electricity. The MCV PPA, as amended and restated, provides for:

•                 a capacity charge of $10.14 per MWh of available capacity

•                 a fixed energy charge based on Consumers’ annual average baseload coal generating plant operating and maintenance cost, fuel inventory, and administrative and general expenses

•                 a variable energy charge based on the MCV Partnership’s cost of production when the plant is dispatched

•                 a $5 million annual contribution by the MCV Partnership to a renewable resources program

•                 an option for Consumers to extend the MCV PPA for five years or purchase the MCV Facility at the conclusion of the MCV PPA’s term in March 2025

Capacity and energy charges under the MCV PPA were $282 million in 2015, $300 million in 2014, and $278 million in 2013.

Palisades PPA: Consumers has a PPA expiring in 2022 with Entergy to purchase all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. For all delivered energy, the Palisades PPA has escalating capacity and variable energy charges. Total capacity and energy charges under the Palisades PPA were $352 million in 2015, $302 million in 2014, and $338 million in 2013. For further details about Palisades, see Note 10, Leases.

Other PPAs: Consumers has PPAs expiring between 2016 and 2036 with various counterparties. The majority of the PPAs have capacity and energy charges for delivered energy. Capacity and energy charges under these PPAs were $347 million in 2015, $354 million in 2014, and $345 million in 2013.

5:                     FINANCINGS AND CAPITALIZATION

Presented in the following table is CMS Energy’s long-term debt at December 31:

					In Millions
	Interest Rate (%)		Maturity	2015	2014
CMS Energy parent
Senior notes	6.550		2017	$250	$250
	5.050		2018	250	250
	8.750		2019	300	300
	6.250		2020	300	300
	5.050		2022	300	300
	3.875		2024	250	250
	3.600		2025	250	-
	4.700		2043	250	250
	4.875		2044	300	300
Total CMS Energy senior notes				$2,450	$2,200
Term loan facility	variable	[1]	2017	180	180
Total CMS Energy parent				$2,630	$2,380
Consumers				$5,409	$5,283
Other CMS Energy subsidiaries
EnerBank certificates of deposit	1.365	[2]	2016-2025	$1,098	$884
Total other CMS Energy subsidiaries				$1,098	$884
Total CMS Energy principal amount outstanding				$9,137	$8,547
Current amounts				(684)	(519)
Net unamortized discounts				(12)	(12)
Total CMS Energy long-term debt				$8,441	$8,016

1                   Outstanding borrowings bear interest at an annual interest rate of LIBOR plus 0.85 percent (1.19 percent at December 31, 2015).

2                   The weighted-average interest rate for EnerBank’s certificates of deposit was 1.36 percent at December 31, 2015 and 1.22 percent at December 31, 2014. EnerBank’s primary deposit product consists of brokered certificates of deposit with varying maturities and having a face value of $1,000.

Presented in the following table is Consumers’ long-term debt at December 31:

						In Millions
	Interest Rate (%)		Maturity		2015	2014
Consumers
FMBs[1]	2.600		2015		$-	$50
	5.500		2016		173	173
	5.150		2017		250	250
	3.210		2017		100	100
	5.650		2018		250	250
	6.125		2019		350	350
	6.700		2019		500	500
	5.650		2020		300	300
	3.770		2020		100	100
	5.300		2022		250	250
	2.850		2022		375	375
	3.375		2023		325	325
	3.190		2024		52	52
	3.125		2024		250	250
	3.390		2027		35	35
	5.800		2035		175	175
	6.170		2040		50	50
	4.970		2040		50	50
	4.310		2042		263	263
	3.950		2043		425	425
	4.100		2045		250	-
	4.350		2064		250	250
					$4,773	$4,573
Securitization bonds	5.760		2015		-	49
	2.689	[2]	2020-2029	[3]	353	378
					$353	$427
Senior notes	6.875		2018		180	180
Tax-exempt pollution control revenue bonds	various		2018-2035		103	103
Total Consumers principal amount outstanding					$5,409	$5,283
Current amounts					(198)	(124)
Net unamortized discounts					(5)	(5)
Total Consumers long-term debt					$5,206	$5,154

1                   The weighted-average interest rate for Consumers’ FMBs was 4.73 percent at December 31, 2015 and 4.75 percent at December 31, 2014.

2                   The weighted-average interest rate for Consumers’ Securitization bonds issued through its subsidiary Consumers 2014 Securitization Funding was 2.69 percent at December 31, 2015 and 2.60 percent at December 31, 2014.

3                   Principal and interest payments are made semiannually.

Financings: Presented in the following table is a summary of major long-term debt transactions during the year ended December 31, 2015:

	Principal		Issue/Retirement
	(In Millions)	Interest Rate	Date	Maturity Date
Debt issuances
CMS Energy parent
Senior notes	$250	3.600%	November 2015	November 2025
Total CMS Energy parent	$250
Consumers
FMBs	$250	4.100%	November 2015	November 2045
Total Consumers	$250
Total CMS Energy	$500
Debt retirements
Consumers
FMBs	$50	2.600%	October 2015	October 2015
Total Consumers	$50
Total CMS Energy	$50

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

Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. In June 2014, Consumers received authorization from FERC to have outstanding, at any one time, up to $800 million of secured and unsecured short-term securities for general corporate purposes. At December 31, 2015, Consumers had entered into short-term borrowing programs allowing it to issue up to $800 million in short-term securities; $249 million of securities were outstanding under these programs. FERC has also authorized Consumers to issue and sell up to $1.9 billion of secured and unsecured long-term securities for general corporate purposes. The remaining availability was $900 million at December 31, 2015. The authorizations were effective July 1, 2014 and terminate June 30, 2016. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements.

Securitization Bonds: Certain regulatory assets held by Consumers’ subsidiary, Consumers 2014 Securitization Funding, collateralize Consumers’ Securitization bonds. The bondholders have no recourse to Consumers’ assets except for those held by the subsidiary that issued the bonds. Consumers collects Securitization surcharges to cover the principal and interest on the bonds as well as certain other qualified costs. The surcharges collected are remitted to a trustee and are not available to creditors of Consumers or creditors of Consumers’ affiliates other than the subsidiary that issued the bonds.

Debt Maturities: At December 31, 2015, the aggregate annual contractual maturities for long-term debt for the next five years were:

					In Millions
	2016	2017	2018	2019	2020
CMS Energy, including Consumers
Long-term debt	$684	$1,010	$911	$1,288	$801
Consumers
Long-term debt	$198	$375	$523	$876	$426

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at December 31, 2015:

				In Millions
	Amount of	Amount	Letters of Credit	Amount
Expiration Date	Facility	Borrowed	Outstanding	Available
CMS Energy parent
May 27, 2020[1]	$550	$-	$1	$549
Consumers
May 27, 2020[2]	$650	$-	$9	$641
November 23, 2017[2,3]	250	-	-	250
May 9, 2018[2]	30	-	30	-

1                   Obligations under this facility are secured by Consumers common stock.

2                   Obligations under this facility are secured by FMBs of Consumers.

3                   In November 2015, Consumers entered into a new $250 million credit facility and terminated its $250 million accounts receivable sales program.

Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ $650 million revolving credit facility and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the revolver’s available capacity, Consumers would not issue commercial paper in an amount exceeding the available revolver capacity. At December 31, 2015, $249 million of commercial paper notes with a weighted-average annual interest rate of 0.91 percent was outstanding under this program.

Dividend Restrictions: At December 31, 2015, payment of dividends by CMS Energy on its common stock was limited to $3.9 billion under provisions of the Michigan Business Corporation Act of 1972.

Under the provisions of its articles of incorporation, at December 31, 2015, Consumers had $884 million of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that under a variety of circumstances dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.

For the year ended December 31, 2015, Consumers paid $474 million in dividends on its common stock to CMS Energy.

Capitalization: The authorized capital stock of CMS Energy consists of:

•                 350 million shares of CMS Energy Common Stock, par value $0.01 per share

•                 10 million shares of CMS Energy Preferred Stock, par value $0.01 per share

Issuance of Common Stock: In April 2015, CMS Energy entered into an updated continuous equity offering program permitting it to sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million. In 2015, CMS Energy issued 888,610 shares of common stock at an average price of $33.76 per share, resulting in net proceeds of $30 million.

Preferred Stock of Subsidiary: Presented in the following table are details about Consumers’ preferred stock outstanding:

		Optional	Number of	Balance
		Redemption	Shares	Outstanding
	Series	Price	Outstanding	(In Millions)
December 31				2015	2014
Cumulative, $100 par value, authorized 7,500,000 shares, with no mandatory redemption	$4.50	$110.00	373,148	$37	$37

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

	In Millions
	CMS Energy, including Consumers		Consumers
December 31	2015	2014	2015	2014
Assets[1]
Cash equivalents	$158	$110	$-	$19
Restricted cash equivalents	19	38	19	38
CMS Energy common stock	-	-	29	38
Nonqualified deferred compensation plan assets	10	8	7	6
DB SERP
Cash equivalents	2	4	2	3
Mutual funds	146	127	104	90
Derivative instruments
Commodity contracts	1	2	1	2
Total	$336	$289	$162	$196
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$10	$8	$7	$6
Derivative instruments
Commodity contracts	-	1	-	1
Total	$10	$9	$7	$7

1                   All assets and liabilities were classified as Level 1 with the exception of some commodity contracts, which were classified as Level 3 and which were insignificant at December 31, 2015 and 2014.

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

Derivative Instruments: CMS Energy and Consumers value their derivative instruments using either a market approach that incorporates information from market transactions, or an income approach that discounts future expected cash flows to a present value amount. CMS Energy values its exchange-traded derivative contracts based on Level 1 quoted prices. CMS Energy’s and Consumers’ remaining derivatives are classified as Level 3 since the fair value measurements incorporate assumptions that cannot be observed or confirmed through market transactions.

The majority of derivatives classified as Level 3 are FTRs held by Consumers. Due to the lack of quoted pricing information, Consumers determines the fair value of its FTRs based on Consumers’ average historical settlements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Level 3 Inputs

Presented in the following table are reconciliations of changes in the fair values of Level 3 assets and liabilities at CMS Energy and Consumers:

	In Millions
Years Ended December 31	2015	2014	2013
CMS Energy, including Consumers
Balance at beginning of period	$1	$4	$2
Total losses included in earnings[1]	(1)	-	-
Total gains (losses) offset through regulatory accounting	2	(15)	3
Purchases	1	(1)	-
Settlements	(2)	13	(1)
Balance at end of period	$1	$1	$4
Unrealized losses included in earnings relating to assets and liabilities still held at end of period[1]	$-	$-	$(1)
Consumers
Balance at beginning of period	$1	$4	$2
Total gains (losses) offset through regulatory accounting	2	(15)	3
Purchases	-	(1)	-
Settlements	(2)	13	(1)
Balance at end of period	$1	$1	$4

1                   CMS Energy records realized and unrealized gains and losses for Level 3 recurring fair value measurements in earnings as a component of operating revenue or purchased and interchange power on its consolidated statements of income.

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

									In Millions

	December 31, 2015					December 31, 2014
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Securities held to maturity	$ 11	$11	$-	$11	$-	$11	$11	$-	$11	$-
Notes payable[1]	14	14	-	-	14	-	-	-	-	-
Notes receivable[2]	1,161	1,228	-	-	1,228	938	995	-	-	995
Long-term debt[3]	9,125	9,599	-	8,648	951	8,535	9,285	-	8,252	1,033
Consumers
Long-term debt[4]	$ 5,404	$5,684	$-	$4,733	$951	$5,278	$5,749	$-	$4,716	$1,033

1                   Includes current portion of notes payable of $1 million at December 31, 2015.

2                   Includes current portion of notes receivable of $144 million at December 31, 2015 and $138 million at December 31, 2014.

3                   Includes current portion of long-term debt of $684 million at December 31, 2015 and $519 million at December 31, 2014.

4                   Includes current portion of long-term debt of $198 million at December 31, 2015 and $124 million at December 31, 2014.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At December 31, 2015 and 2014, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

In Millions
	December 31, 2015				December 31, 2014
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$152	$-	$6	$146	$129	$-	$2	$127
Held to maturity
Debt securities	11	-	-	11	11	-	-	11
Consumers
Available for sale
DB SERP
Mutual funds	$108	$-	$4	$104	$92	$-	$2	$90
CMS Energy common stock	4	25	-	29	5	33	-	38

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities. Debt securities classified as held to maturity consist primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.

Presented in the following table is a summary of the sales activity for CMS Energy’s and Consumers’ investment securities:

		In Millions
Years Ended December 31	2015	2014	2013
CMS Energy, including Consumers
Proceeds from sales of investment securities	$3	$8	$3
Consumers
Proceeds from sales of investment securities	$2	$6	$2

The sales proceeds for all periods represent sales of investments that were held within the DB SERP and classified as available for sale. Realized gains and losses on the sales were insignificant for CMS Energy and Consumers during each period.

Consumers recognized gains of $9 million in 2015 and $4 million in 2013 from transferring shares of CMS Energy common stock to a related charitable foundation. The gains reflected the excess of fair value over cost of the stock donated and were recorded in other income on Consumers’ consolidated statements of income. The gains were eliminated on CMS Energy’s consolidated statements of income.

8:                     NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s current and non-current notes receivable:

In Millions
December 31	2015	2014
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$128	$97
EnerBank notes receivable held for sale	16	41
Other	-	1
Non-current
EnerBank notes receivable	1,017	800
Total notes receivable	$1,161	$939

EnerBank notes receivable are unsecured consumer installment loans for financing home improvements. EnerBank records its notes receivable at cost, less allowance for loan losses. In May 2015, EnerBank completed a sale of notes receivable, receiving proceeds of $48 million and recording an insignificant gain. At December 31, 2015, $16 million of notes receivable were classified as held for sale; the fair value of notes receivable held for sale exceeded their carrying value. These notes are expected to be sold in 2016.

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

Presented in the following table are the changes in the allowance for loan losses:

	In Millions
Years Ended December 31	2015	2014
Balance at beginning of period	$8	$5
Charge-offs	(8)	(6)
Recoveries	1	1
Provision for loan losses	8	8
Balance at end of period	$9	$8

Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent consumer loans was $8 million at December 31, 2015 and $5 million at December 31, 2014.

At December 31, 2015 and 2014, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

9:     PLANT, PROPERTY, AND EQUIPMENT

Presented in the following table are details of CMS Energy’s and Consumers’ plant, property, and equipment:

				In Millions
December 31	Estimated Depreciable Life in Years			2015	2014
CMS Energy, including Consumers
Electric
Generation	22	-	125	$4,925	$4,544
Distribution	20	-	75	6,809	6,487
Other	5	-	50	1,039	910
Assets under capital leases and financing obligation				286	289
Gas
Distribution	28	-	80	3,497	3,239
Transmission	17	-	75	981	974
Underground storage facilities[1]	29	-	65	601	578
Other	5	-	50	630	538
Capital leases				14	6
Enterprises
Independent power production	3	-	30	95	90
Other	3	-	40	25	25
Other	2	-	51	41	41
Construction work in progress				1,509	1,106
Less accumulated depreciation and amortization				(5,747)	(5,415)
Net plant, property, and equipment[2]				$14,705	$13,412
Consumers
Electric
Generation	22	-	125	$4,925	$4,544
Distribution	20	-	75	6,809	6,487
Other	5	-	50	1,039	910
Assets under capital leases and financing obligation				286	289
Gas
Distribution	28	-	80	3,497	3,239
Transmission	17	-	75	981	974
Underground storage facilities[1]	29	-	65	601	578
Other	5	-	50	630	538
Capital leases				14	6
Other non-utility property	8	-	51	15	15
Construction work in progress				1,467	1,103
Less accumulated depreciation and amortization				(5,676)	(5,346)
Net plant, property, and equipment[2]				$14,588	$13,337

1                   Underground storage includes base natural gas of $26 million at December 31, 2015 and 2014. Base natural gas is not subject to depreciation.

2                   For the year ended December 31, 2015, utility plant additions were $1.4 billion and utility plant retirements were $187 million. For the year ended December 31, 2014, utility plant additions were $1.6 billion and utility plant retirements were $126 million.

Capitalization: CMS Energy and Consumers record plant, property, and equipment at original cost when placed into service. The cost includes labor, material, applicable taxes, overhead such as pension and other benefits, and AFUDC, if applicable. Consumers’ plant, property, and equipment is generally recoverable through its general rate making process.

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

Software: CMS Energy and Consumers capitalize the costs to purchase and develop internal-use computer software. These costs are expensed evenly over the estimated useful life of the internal-use computer software. If computer software is integral to computer hardware, then its cost is capitalized and depreciated with the hardware.

AFUDC: Consumers capitalizes AFUDC on regulated major construction projects, except pollution control facilities on its fossil-fuel-fired power plants. AFUDC represents the estimated cost of debt and authorized return-on-equity funds used to finance construction additions. Consumers records the offsetting credit as a reduction of interest for the amount representing the borrowed funds component and as other income for the equity funds component on the consolidated statements of income. When construction is completed and the property is placed in service, Consumers depreciates and recovers the capitalized AFUDC from customers over the life of the related asset. Presented in the following table are Consumers’ composite AFUDC capitalization rates:

Years Ended December 31	2015	2014	2013
AFUDC capitalization rate	7.1%	7.2%	7.3%

Electric Plant Purchase: In December 2015, Consumers completed the purchase of a 540-MW natural gas-fueled electric generating plant located in Jackson, Michigan for $155 million from AlphaGen Power LLC and DPC Juniper, LLC, affiliates of JPMorgan Chase & Co. Consumers purchased the plant to help address its future capacity requirements.

Consumers accounted for the purchase as a business combination and prepared a valuation analysis of the assets acquired and liabilities assumed to determine their fair values. The cash consideration of $155 million was allocated based on the underlying fair values of the assets acquired, which were primarily plant, property, and equipment, and the liabilities assumed. No goodwill was recorded as a result of this purchase. The pro forma results of operations have not been presented, as the effects of the acquisition would not have been material to CMS Energy’s or Consumers’ consolidated results of operations in 2015.

Assets Under Capital Leases and Financing Obligation: Presented in the following table are further details about changes in Consumers’ assets under capital leases and financing obligation:

	In Millions
Years Ended December 31	2015	2014
Consumers
Balance at beginning of period	$295	$291
Additions	17	7
Net retirements and other adjustments	(12)	(3)
Balance at end of period	$300	$295

Assets under capital leases and financing obligation are presented as gross amounts. Accumulated amortization of assets under capital leases and financing obligation was $152 million at December 31, 2015 and $143 million at December 31, 2014 for Consumers.

Depreciation and Amortization: Presented in the following table are further details about CMS Energy’s and Consumers’ accumulated depreciation and amortization:

		In Millions
December 31	2015	2014
CMS Energy, including Consumers
Utility plant assets	$5,674	$5,345
Non-utility plant assets	73	70
Consumers
Utility plant assets	$5,674	$5,345
Non-utility plant assets	2	1

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

Years Ended December 31	2015	2014	2013
Electric utility property	3.5%	3.5%	3.5%
Gas utility property	2.8	2.8	2.8
Other property	8.7	7.7	7.0

CMS Energy and Consumers record property repairs and minor property replacement as maintenance expense. CMS Energy and Consumers record planned major maintenance activities as operating expense unless the cost represents the acquisition of additional long-lived assets or the replacement of an existing long-lived asset.

Presented in the following table are the components of CMS Energy’s and Consumers’ depreciation and amortization expense:

	In Millions
Years Ended December 31	2015	2014	2013
CMS Energy, including Consumers
Depreciation expense – plant, property, and equipment	$591	$551	$516
Amortization expense
Software	70	50	40
Other intangible assets	4	4	3
Securitized regulatory assets	83	75	63
Other regulatory assets	2	5	6
Total depreciation and amortization expense	$750	$685	$628
Consumers
Depreciation expense – plant, property, and equipment	$586	$546	$511
Amortization expense
Software	69	49	39
Other intangible assets	4	3	3
Securitized regulatory assets	83	75	63
Other regulatory assets	2	5	6
Total depreciation and amortization expense	$744	$678	$622

Amortization expense on intangible assets is expected to range between $84 million and $110 million per year over the next five years.

Intangible Assets: Included in net plant, property, and equipment are intangible assets. Presented in the following table are details about CMS Energy’s and Consumers’ intangible assets:

						In Millions
				December 31, 2015		December 31, 2014
Description	Amortization Life in Years			Gross Cost[1]	Accumulated Amortization	Gross Cost[1]	Accumulated Amortization
CMS Energy, including Consumers
Software development	2	-	15	$734	$294	$596	$223
Rights of way	50	-	75	153	46	150	44
Franchises and consents	5	-	30	15	8	15	8
Leasehold improvements	various[2]			7	5	5	4
Other intangibles	various			21	15	21	14
Total				$930	$368	$787	$293
Consumers
Software development	3	-	15	$729	$291	$594	$221
Rights of way	50	-	75	153	46	150	44
Franchises and consents	5	-	30	15	8	15	8
Leasehold improvements	various[2]			7	5	5	4
Other intangibles	various			21	15	21	14
Total				$925	$365	$785	$291

1                   Net intangible asset additions for Consumers’ utility plant were $140 million during 2015 and $96 million during 2014 and primarily represented software development costs.

2                   Leasehold improvements are amortized over the life of the lease, which may change whenever the lease is renewed or extended.

Jointly Owned Regulated Utility Facilities

Presented in the following table are Consumers’ investments in jointly owned regulated utility facilities at December 31, 2015:

	In Millions, Except Ownership Share
	J.H. Campbell Unit 3	Ludington	Distribution
Ownership share	93.3%	51.0%	various
Utility plant in service	$1,078	$245	$200
Accumulated depreciation	(542)	(151)	(63)
Construction work in progress	494	157	4
Net investment	$1,030	$251	$141

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

Operating leases for coal-carrying railcars have original lease terms ranging from one to 15 years, expiring without extension provisions over the next ten years and with extension provisions over the next 11 years. These leases contain fair market value extension and buyout provisions. Capital leases for Consumers’ vehicle fleet operations have a maximum term of 120 months with some having end-of-lease rental adjustment clauses based on the proceeds received from the sale or disposition of the vehicles, and others having fixed percentage purchase options.

Consumers has capital leases for gas transportation pipelines to the D.E. Karn generating complex and Zeeland. The capital lease for the gas transportation pipeline into the D.E. Karn generating complex has a term of 15 years with a provision to extend the contract from month to month. The remaining term of the contract was six years at December 31, 2015. The capital lease for the gas transportation pipeline to Zeeland has a term of five years with a renewal provision of an additional five years at the end of the contract. The remaining term of the contract was two years at December 31, 2015. The remaining terms of Consumers’ long-term PPAs accounted for as leases range between one and 17 years. Most of these PPAs contain provisions at the end of the initial contract terms to renew the agreements annually.

Presented in the following table are Consumers’ minimum lease expense and contingent rental expense. For each of the years ended December 31, 2015, 2014, and 2013, all of CMS Energy’s minimum lease expense and contingent rental expense were attributable to Consumers.

		In Millions
Years Ended December 31	2015	2014	2013
Consumers
Minimum operating lease expense
PPAs	$6	$6	$6
Other agreements	19	19	21
Contingent rental expense[1]	82	85	77

1                   Contingent rental expense is related to capital and operating lease PPAs and is based on delivery of energy and capacity in excess of minimum lease payments.

Consumers is authorized by the MPSC to record operating lease payments as operating expense and recover the total cost from customers.

Presented in the following table are the minimum annual rental commitments under Consumers’ non-cancelable leases at December 31, 2015. All of CMS Energy’s non-cancelable leases at December 31, 2015 were attributable to Consumers.

			In Millions
	Capital Leases	Financing[1]	Operating Leases
Consumers
2016	$14	$17	$20
2017	14	17	19
2018	13	16	16
2019	13	15	10
2020	11	14	10
2021 and thereafter	36	17	29
Total minimum lease payments	$101	$96	$104
Less imputed interest	43	14
Present value of net minimum lease payments	$58	$82
Less current portion	9	13
Non-current portion	$49	$69

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

Palisades remains on Consumers’ consolidated balance sheets and Consumers continues to depreciate it. Consumers recorded the related proceeds as a financing obligation with payments recorded to interest expense and the financing obligation based on the amortization of the obligation over the life of the Palisades PPA. The value of the financing obligation was determined based on an allocation of the transaction proceeds to the fair values of the net assets sold and fair value of the plant asset under the financing. Total amortization and interest charges under the financing were $18 million for the year ended December 31, 2015, $19 million for the year ended December 31, 2014, and $20 million for the year ended December 31, 2013.

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

In 2015, Consumers increased its ARO liability for coal ash disposal areas. The increase was attributable to proposed changes in state regulations based on the EPA’s final rule regarding CCRs, which provided Consumers with sufficient information to reasonably estimate an additional ARO liability associated with closure work at certain waste management facilities. For additional details, see Note 4, Contingencies and Commitments—Consumers Electric Utility Contingencies—Electric Environmental Matters.

Presented below are the categories of assets that CMS Energy and Consumers have legal obligations to remove at the end of their useful lives and for which they have an ARO liability recorded:

In-Service
Company and ARO Description	Date	Long-Lived Assets
CMS Energy, including Consumers
Closure of gas treating plant and gas wells	Various	Gas transmission and storage
Closure of coal ash disposal areas	Various	Generating plants coal ash areas
Gas distribution cut, purge, and cap	Various	Gas distribution mains and services
Asbestos abatement	1973	Electric and gas utility plant
Closure of wind parks	2012, 2014	Wind generation facilities
Consumers
Closure of coal ash disposal areas	Various	Generating plants coal ash areas
Gas distribution cut, purge, and cap	Various	Gas distribution mains and services
Asbestos abatement	1973	Electric and gas utility plant
Closure of wind parks	2012, 2014	Wind generation facilities

No assets have been restricted for purposes of settling AROs.

Presented in the following tables are the changes in CMS Energy’s and Consumers’ ARO liabilities:

						In Millions
	ARO					ARO
	Liability				Cash flow	Liability
Company and ARO Description	12/31/2014	Incurred	Settled	Accretion	Revisions	12/31/2015
CMS Energy, including Consumers
Consumers	$339	$11	$(6)	$20	$74	$438
Gas treating plant and gas wells	1	-	-	-	-	1
Total CMS Energy	$340	$11	$(6)	$20	$74	$439
Consumers
Coal ash disposal areas	$120	$-	$-	$6	$74	$200
Gas distribution cut, purge, and cap	162	11	(6)	11	-	178
Asbestos abatement	51	-	-	3	-	54
Wind parks	6	-	-	-	-	6
Total Consumers	$339	$11	$(6)	$20	$74	$438

						In Millions
	ARO					ARO
	Liability				Cash flow	Liability
Company and ARO Description	12/31/2013	Incurred	Settled	Accretion	Revisions	12/31/2014
CMS Energy, including Consumers
Consumers	$324	$9	$(12)	$18	$-	$339
Gas treating plant and gas wells	1	-	-	-	-	1
Total CMS Energy	$325	$9	$(12)	$18	$-	$340
Consumers
Coal ash disposal areas	$118	$-	$(3)	$5	$-	$120
Gas distribution cut, purge, and cap	154	6	(8)	10	-	162
Asbestos abatement	49	-	(1)	3	-	51
Wind parks	3	3	-	-	-	6
Total Consumers	$324	$9	$(12)	$18	$-	$339

12:            RETIREMENT BENEFITS

Benefit Plans: CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans. These plans include:

•                 a non-contributory, qualified DB Pension Plan (closed to new non-union participants as of July 1, 2003 and closed to new union participants as of September 1, 2005)

•                 a qualified Cash Balance Pension Plan for certain employees hired between July 1, 2003 and August 31, 2005

•                 a non-contributory, qualified DCCP for employees hired on or after September 1, 2005

•                 benefits to certain management employees under a non-contributory, nonqualified DB SERP (closed to new participants as of March 31, 2006)

•                 a non-contributory, non-qualified DC SERP for certain management employees hired or promoted on or after April 1, 2006

•                 a contributory, qualified defined contribution 401(k) plan

•                 health care and life insurance benefits under an OPEB Plan

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

Participants in the Cash Balance Pension Plan, effective July 1, 2003 to August 31, 2005, also participate in the DCCP as of September 1, 2005. Additional pay credits under the Cash Balance Pension Plan were discontinued as of September 1, 2005. DCCP expense for CMS Energy and Consumers was $16 million for the year ended December 31, 2015, $13 million for the year ended December 31, 2014, and $10 million for the year ended December 31, 2013.

DB SERP: The DB SERP is a non-qualified plan as defined by the Internal Revenue Code. DB SERP benefits are paid from a rabbi trust established in 1988. DB SERP rabbi trust earnings are taxable. Presented in the following table are the fair values of trust assets, ABO, and contributions for CMS Energy’s and Consumers’ DB SERP:

		In Millions
Years Ended December 31	2015	2014
CMS Energy, including Consumers
Trust assets	$ 148	$ 131
ABO	140	145
Contributions	25	-
Consumers
Trust assets	$ 106	$ 93
ABO	97	99
Contributions	17	-

DC SERP: On April 1, 2006, CMS Energy and Consumers implemented a DC SERP and froze further new participation in the DB SERP. The DC SERP provides participants benefits ranging from 5 percent to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. CMS Energy’s and Consumers’ contributions to the plan, if any, are placed in a grantor trust. For CMS Energy and Consumers, trust assets were $2 million at December 31, 2015 and 2014. DC SERP assets are included in other non-current assets on CMS Energy’s and Consumers’ consolidated balance sheets. CMS Energy’s and Consumers’ DC SERP expense was less than $1 million for each of the years ended December 31, 2015, 2014, and 2013.

401(k) Plan: The 401(k) plan employer match equals 60 percent of eligible contributions up to the first six percent of an employee’s wages. The total 401(k) plan cost for CMS Energy, including Consumers, and for Consumers was $19 million for the year ended December 31, 2015, $18 million for the year ended December 31, 2014, and $17 million for the year ended December 31, 2013.

OPEB Plan: Participants in the OPEB Plan include all regular full-time employees covered by the employee health care plan on the day before retirement from either CMS Energy or Consumers at age 55 or older with at least ten full years of applicable continuous service. Regular full-time employees who qualify for DB Pension Plan disability retirement and have 15 years of applicable continuous service may also participate in the OPEB Plan. Retiree health care costs were based on the assumption that costs would increase 7.25 percent in 2016 and 6.50 percent in 2015 for those under 65 and would increase 8.00 percent in 2016 and 6.50 percent in 2015 for those over 65. The rate of increase was assumed to decline to 4.75 percent by 2027 and thereafter for all retirees.

The assumptions used in the health care cost-trend rate affect service, interest, and PBO costs. Presented in the following table are the effects of a one-percentage-point change in the health care cost-trend assumption:

		In Millions
	One Percentage	One Percentage
Year Ended December 31, 2015	Point Increase	Point Decrease
CMS Energy, including Consumers
Effect on total service and interest cost component	$ 11	$ (9)
Effect on PBO	168	(137)
Consumers
Effect on total service and interest cost component	$ 11	$ (9)
Effect on PBO	164	(133)

Assumptions: Presented in the following table are the weighted-average assumptions used in CMS Energy’s and Consumers’ retirement benefits plans to determine benefit obligations and net periodic benefit cost:

December 31	2015	2014	2013
CMS Energy, including Consumers
Weighted average for benefit obligations[1]
Discount rate[2]
DB Pension Plan	4.52%	4.10%	4.90%
DB SERP	4.43	4.10	4.90
OPEB Plan	4.70	4.30	5.10
Rate of compensation increase
DB Pension Plan	3.00	3.00	3.00
DB SERP	5.50	5.50	5.50
Weighted average for net periodic benefit cost[1]
Discount rate[2,3]
DB Pension Plan	4.10	4.90	4.10
DB SERP	4.10	4.90	4.10
OPEB Plan	4.30	5.10	4.40
Expected long-term rate of return on plan assets[4]
DB Pension Plan	7.50	7.50	7.75
OPEB Plan	7.25	7.25	7.25
Rate of compensation increase
DB Pension Plan	3.00	3.00	3.00
DB SERP	5.50	5.50	5.50

1                   The mortality assumption for 2015 and 2014 for benefit obligations was based on the RP-2014 mortality table, with projection scales MP-2015 for 2015 and MP-2014 for 2014. The mortality assumption for 2013 was based on the RP-2000 mortality tables with projection of future mortality improvements using Scale AA, which aligned with the IRS prescriptions for cash funding valuations under the Pension Protection Act of 2006. The mortality assumption for net periodic benefit cost for 2015 was based on the RP-2014 mortality table with projection scale MP-2014, and for 2014 and 2013 was based on the RP-2000 mortality table.

2                   The discount rate reflects the rate at which benefits could be effectively settled and is equal to the equivalent single rate resulting from a yield-curve analysis. This analysis incorporated the projected benefit payments specific to CMS Energy’s and Consumers’ DB Pension Plan and OPEB Plan and the yields on high-quality corporate bonds rated Aa or better.

3                   In January 2016, CMS Energy and Consumers changed the method in which they determine the discount rate used to calculate the service cost and interest expense components of net periodic benefit costs for the DB Pension and OPEB Plans. Historically, the discount rate used for this purpose represented a single weighted-average rate derived from the yield curve used to determine the benefit obligation. CMS Energy and Consumers have elected to use instead a full-yield-curve approach in the estimation of service cost and interest expense; this approach is more accurate in that it applies individual spot rates along the yield curve to future projected benefit payments based on the time of payment. CMS Energy and Consumers expect that this change will result in a decrease in the service cost and interest expense components of net periodic benefit costs for the DB Pension and OPEB Plans, with an offsetting impact to the actuarial gain or loss recorded in, and later amortized from, the associated regulatory asset and AOCI. This change represents a change in accounting estimate and will not impact years prior to 2016.

4                   CMS Energy and Consumers determined the long-term rate of return using historical market returns, the present and expected future economic environment, the capital market principles of risk and return, and the expert opinions of individuals and firms with financial market knowledge. CMS Energy and Consumers considered the asset allocation of the portfolio in forecasting the future expected total return of the portfolio. The goal was to determine a long-term rate of return that could be incorporated into the planning of future cash flow requirements in conjunction with the change in the liability. Annually, CMS Energy and Consumers review for reasonableness and appropriateness the forecasted returns for various classes of assets used to construct an expected return model. CMS Energy’s and Consumers’ expected long-term rate of return on DB Pension Plan assets was 7.5 percent in 2015. The actual return (loss) on DB Pension Plan assets was (2.0) percent in 2015, 7.4 percent in 2014, and 12.5 percent in 2013.

Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

						In Millions
	DB Pension Plan and DB SERP			OPEB Plan
Years Ended December 31	2015	2014	2013	2015	2014	2013
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$50	$42	$54	$25	$20	$29
Interest expense	108	105	100	58	56	65
Expected return on plan assets	(138)	(135)	(127)	(91)	(88)	(77)
Amortization of:
Net loss	97	60	101	21	2	26
Prior service cost (credit)	1	1	3	(41)	(41)	(31)
Net periodic cost (credit)	$118	$73	$131	$(28)	$(51)	$12
Consumers
Net periodic cost (credit)
Service cost	$49	$41	$52	$25	$20	$28
Interest expense	103	100	96	56	54	63
Expected return on plan assets	(134)	(131)	(124)	(86)	(83)	(72)
Amortization of:
Net loss	93	59	98	22	3	27
Prior service cost (credit)	1	1	3	(40)	(40)	(30)
Net periodic cost (credit)	$112	$70	$125	$(23)	$(46)	$16

Presented in the following table are the estimated net loss and prior service cost (credit) that will be amortized into net periodic benefit cost in 2016 from or to the associated regulatory asset and AOCI:

In Millions
	DB Pension Plan	OPEB Plan
CMS Energy, including Consumers
Regulatory asset	$ 72	$ (18)
AOCI	1	(2)
Consumers
Regulatory asset	$ 72	$ (18)

CMS Energy and Consumers amortize net gains and losses in excess of ten percent of the greater of the PBO or the MRV over the average remaining service period. The estimated period of amortization of gains and losses for CMS Energy and Consumers was ten years for the DB Pension Plan and 13 years for OPEB for the years ended December 31, 2015, 2014, and 2013. Prior service cost (credit) amortization is established in the year in which the prior service cost (credit) first occurred, and is based on the same amortization period for all future years until the prior service cost (credit) is fully amortized. CMS Energy and Consumers had a new prior service credit for OPEB in 2015 and 2013 and new prior service cost for the DB Pension Plan in 2015. The estimated period of amortization of these new prior service costs (credits) for CMS Energy and Consumers is ten years.

Reconciliations: Presented in the following table are reconciliations of the funded status of CMS Energy’s and Consumers’ retirement benefits plans with their retirement benefits plans’ liabilities:

					In Millions
	DB Pension Plan		DB SERP		OPEB Plan
Years Ended December 31	2015	2014	2015	2014	2015	2014
CMS Energy, including Consumers
Benefit obligation at beginning of period	$2,547	$2,073	$156	$132	$1,378	$1,123
Service cost	49	41	1	1	25	20
Interest cost	102	99	6	6	58	56
Plan amendments	13	-	-	-	(25)	-
Actuarial (gain) loss	(153)	458 [1]	(5)	24	(152)	230 [1]
Benefits paid	(155)	(124)	(8)	(7)	(57)[2]	(51)[2]
Benefit obligation at end of period	$2,403	$2,547	$150	$156	$1,227	$1,378
Plan assets at fair value at beginning of period	$1,979	$1,964	$-	$-	$1,265	$1,218
Actual return on plan assets	(36)	139	-	-	(29)	72
Company contribution	225	-	8	7	29	25
Actual benefits paid	(155)	(124)	(8)	(7)	(57)[2]	(50)[2]
Plan assets at fair value at end of period	$2,013	$1,979	$-	$-	$1,208	$1,265
Funded status	$(390)[3]	$(568)[3]	$(150)	$(156)	$(19)	$(113)
Consumers
Benefit obligation at beginning of period			$111	$93	$1,336	$1,088
Service cost			1	1	25	20
Interest cost			4	4	56	54
Plan amendments			-	-	(24)	-
Actuarial (gain) loss			(5)	17	(150)	223 [1]
Benefits paid			(5)	(4)	(55)[2]	(49)[2]
Benefit obligation at end of period			$106	$111	$1,188	$1,336
Plan assets at fair value at beginning of period			$-	$-	$1,186	$1,141
Actual return on plan assets			-	-	(27)	68
Company contribution			5	4	29	25
Actual benefits paid			(5)	(4)	(55)[2]	(48)[2]
Plan assets at fair value at end of period			$-	$-	$1,133	$1,186
Funded status			$(106)	$(111)	$(55)	$(150)

1                   The actuarial loss for 2014 was primarily the result of lowering the discount rates used in calculating the plans’ obligations and using the RP-2014 mortality table during the annual measurement of benefit obligations.

2                   CMS Energy received less than $1 million in 2015, $4 million in 2014, and $5 million in 2013 for the Medicare Part D subsidies. Consumers received less than $1 million in 2015 and $4 million in each of 2014 and 2013 for the Medicare Part D subsidies. The Medicare Part D subsidy payments are used to pay OPEB Plan benefits.

3                   At December 31, 2015, $368 million of the total funded status of the DB Pension Plan was attributable to Consumers, based on an allocation of expenses. At December 31, 2014, $532 million of the total funded status of the DB Pension Plan was attributable to Consumers, based on an allocation of expenses.

Presented in the following table is the classification of CMS Energy’s and Consumers’ retirement benefit plans’ assets (liabilities):

		In Millions
December 31	2015	2014
CMS Energy, including Consumers
Current assets (liabilities)
DB SERP	$(8)	$(8)
Non-current assets (liabilities)
DB Pension Plan	(390)	(568)
DB SERP	(142)	(148)
OPEB Plan	(19)	(113)
Consumers
Current assets (liabilities)
DB SERP	$(5)	$(5)
Non-current assets (liabilities)
DB Pension Plan	(368)	(532)
DB SERP	(101)	(106)
OPEB Plan	(55)	(150)

Presented in the following table are the DB Pension Plan PBO, ABO, and fair value of plan assets:

		In Millions
December 31	2015	2014
CMS Energy, including Consumers
DB Pension Plan PBO	$2,403	$2,547
DB Pension Plan ABO	2,140	2,257
Fair value of DB Pension Plan assets	2,013	1,979

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost: Presented in the following table are the amounts recognized in regulatory assets and AOCI that have not been recognized as components of net periodic benefit cost. For additional details on regulatory assets and liabilities, see Note 3, Regulatory Matters.

				In Millions
	DB Pension Plan and DB SERP		OPEB Plan
Years Ended December 31	2015	2014	2015	2014
CMS Energy, including Consumers
Regulatory assets
Net loss	$944	$1,012	$360	$419
Prior service cost (credit)	19	7	(227)	(243)
Regulatory assets	$963	$1,019	$133	$176
AOCI
Net loss (gain)	86	99	(11)	(18)
Prior service cost (credit)	1	1	(8)	(8)
Total amounts recognized in regulatory assets and AOCI	$1,050	$1,119	$114	$150
Consumers
Regulatory assets
Net loss	$944	$1,012	$360	$419
Prior service cost (credit)	19	7	(227)	(243)
Regulatory assets	$963	$1,019	$133	$176
AOCI
Net loss (gain)	29	39	-	-
Total amounts recognized in regulatory assets and AOCI	$992	$1,058	$133	$176

Plan Assets: Presented in the following tables are the fair values of CMS Energy’s and Consumers’ DB Pension Plan and OPEB Plan assets, by asset category and by level within the fair value hierarchy. For additional details regarding the fair value hierarchy, see Note 6, Fair Value Measurements.

						In Millions
	DB Pension Plan
	December 31, 2015			December 31, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Asset category
Cash and short-term investments	$215	$215	$-	$31	$31	$-
U.S. government and agencies securities	19	-	19	30	-	30
Corporate debt	243	-	243	222	-	222
State and municipal bonds	8	-	8	8	-	8
Foreign corporate bonds	16	-	16	21	-	21
Mutual funds	538	538	-	598	598	-
Pooled funds	974	-	974	1,069	-	1,069
Total	$2,013	$753	$1,260	$1,979	$629	$1,350

						In Millions
	OPEB Plan
	December 31, 2015			December 31, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Asset category
Cash and short-term investments	$51	$51	$-	$19	$19	$-
U.S. government and agencies securities	3	-	3	5	-	5
Corporate debt	34	-	34	33	-	33
State and municipal bonds	1	-	1	1	-	1
Foreign corporate bonds	2	-	2	3	-	3
Common stocks	54	54	-	69	69	-
Mutual funds	456	456	-	438	438	-
Pooled funds	607	-	607	697	-	697
Total	$1,208	$561	$647	$1,265	$526	$739
Consumers
Asset category
Cash and short-term investments	$48	$48	$-	$18	$18	$-
U.S. government and agencies securities	3	-	3	4	-	4
Corporate debt	32	-	32	31	-	31
State and municipal bonds	1	-	1	1	-	1
Foreign corporate bonds	2	-	2	3	-	3
Common stocks	51	51	-	65	65	-
Mutual funds	427	427	-	411	411	-
Pooled funds	569	-	569	653	-	653
Total	$1,133	$526	$607	$1,186	$494	$692

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

Pooled Funds: Pooled funds include both common and collective trust funds as well as special funds that contain only employee benefit plan assets from two or more unrelated benefit plans. Presented in the following table are the investment components of these funds:

	DB Pension Plan		OPEB Plan
December 31	2015	2014	2015	2014
U.S. equity securities	62%	64%	58%	62%
Foreign equity securities	18	16	13	12
U.S. fixed-income securities	11	9	22	18
Foreign fixed-income securities	6	6	5	5
Alternative investments	3	5	2	3
	100%	100%	100%	100%

These investments were valued at the quoted NAV provided by the fund managers that is the basis for transactions to buy or sell shares in the funds.

Target Asset Allocations: CMS Energy’s target asset allocation for DB Pension Plan assets is 50 percent equity, 30 percent fixed income, and 20 percent alternative-strategy investments. This target asset allocation is expected to continue to maximize the long-term return on plan assets, while maintaining a prudent level of risk. The level of acceptable risk is a function of the liabilities of the plan. Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P MidCap and SmallCap Indexes and Foreign Equity Funds. Fixed-income investments are diversified across investment grade instruments of government and corporate issuers as well as high-yield and global bond funds. Alternative strategies are diversified across absolute return investment approaches and global tactical asset allocation. CMS Energy and Consumers use annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.

CMS Energy and Consumers established union and non-union VEBA trusts to fund their future retiree health and life insurance benefits. These trusts are funded through the ratemaking process for Consumers and through direct contributions from the non-utility subsidiaries. CMS Energy’s and Consumers’ target asset allocation for the trusts is 50 percent equity, 30 percent fixed income, and 20 percent alternative strategy investments. This target allocation is expected to continue to maximize the long-term return on plan assets, while maintaining a prudent level of risk. The level of acceptable risk is a function of the liabilities of the plan. Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P SmallCap Index and Foreign Equity Funds. Fixed-income investments are diversified across investment grade instruments of government and corporate issuers. Alternative strategies are diversified across absolute return investment approaches and global tactical asset allocation. CMS Energy and Consumers use annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.

Contributions: Presented in the following table are the contributions to CMS Energy’s and Consumers’ OPEB Plan and DB Pension Plan:

		In Millions
Years Ended December 31	2015	2014
CMS Energy, including Consumers
OPEB Plan
VEBA trust	$29	$16
401(h) component	-	9
	$29	$25
DB Pension Plan	$225	$-
Consumers
OPEB Plan
VEBA trust	$29	$16
401(h) component	-	9
	$29	$25
DB Pension Plan	$209	$-

Contributions comprise required amounts and discretionary contributions. Neither CMS Energy nor Consumers plans to contribute to the OPEB or DB Pension Plans in 2016. Actual future contributions will depend on future investment performance, discount rates, and various factors related to the DB Pension Plan and OPEB Plan participants.

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

In September 2014, the MPSC approved a settlement agreement addressing Consumers’ OPEB Plan funding application. Under the settlement agreement, Consumers contributed $25 million to the plan in 2014 and $29 million in February 2015. Consumers will suspend further contributions until the MPSC determines funding requirements in future general rate cases.

Benefit Payments: Presented in the following table are the expected benefit payments for each of the next five years and the five-year period thereafter:

			In Millions
	DB Pension Plan	DB SERP	OPEB Plan
CMS Energy, including Consumers
2016	$141	$8	$53
2017	146	8	57
2018	152	8	59
2019	156	9	63
2020	159	10	65
2021-2025	815	50	353
Consumers
2016	$137	$5	$51
2017	142	5	55
2018	148	5	57
2019	152	5	61
2020	155	6	63
2021-2025	793	30	341

Collective Bargaining Agreements: At December 31, 2015, unions represented 40 percent of CMS Energy’s employees and 42 percent of Consumers’ employees. The UWUA represents Consumers’ operating, maintenance, construction, and call center employees. The USW represents Zeeland employees. Union contracts expire in 2020.

13:          STOCK-BASED COMPENSATION

CMS Energy and Consumers provide a PISP to officers, employees, and non-employee directors based on their contributions to the successful management of the company. The PISP has a ten-year term, expiring in May 2024.

In 2015, all awards were in the form of restricted stock or restricted stock units. The PISP also allows for unrestricted common stock, stock options, stock appreciation rights, phantom shares, performance units, and incentive options, none of which was granted in 2015, 2014, or 2013.

Shares awarded or subject to stock options, phantom shares, or performance units may not exceed 6.5 million shares from June 2014 through May 2024, nor may such awards to any recipient exceed 500,000 shares in any calendar year. CMS Energy and Consumers may issue awards of up to 5,611,442 shares of common stock under the PISP as of December 31, 2015. Shares for which payment or exercise is in cash, as well as shares that expire, terminate, or are cancelled or forfeited, may be awarded or granted again under the PISP.

All awards under the PISP vest fully upon death. Upon a change of control of CMS Energy or termination under an officer separation agreement, the awards will vest in accordance with specific officer agreements. If stated in the award, for restricted stock recipients who terminate employment due to retirement or disability, a pro-rata portion of the award will vest upon termination, with any market-based award also contingent upon the outcome of the market condition and any performance-based award contingent upon the outcome of the performance condition. The pro-rata portion is equal to the portion of the service period served between the award grant date and the employee’s termination date. The remaining portion of the awards will be forfeited. All awards for directors vest fully upon retirement. Restricted shares may be forfeited if employment terminates for any other reason or if the minimum service requirements are not met, as described in the award document.

Restricted Stock Awards: Restricted stock awards for employees under the PISP for 2015 and 2014 were in the form of performance-based, market-based, and time-lapse restricted stock. Prior to 2014, all grants were in the form of market-based and time-lapse restricted stock. Award recipients receive shares of CMS Energy common stock that have dividend and voting rights. In lieu of cash dividend payments, however, the dividends on performance-based and market-based restricted stock are paid in restricted shares equal to the value of the dividends. These additional restricted shares are subject to the same vesting conditions as the underlying restricted stock shares.

Performance-based restricted stock vesting is contingent on meeting at least a 36-month service requirement and a performance condition. The performance condition is based on CMS Energy’s EPS growth relative to a peer group over a three-year period. The awards granted in 2015 and 2014 require a 38-month service period. Market-based restricted stock vesting is generally contingent on meeting a three-year service requirement and a market condition. The market condition is based on a comparison of CMS Energy’s total shareholder return with the median total shareholder return of a peer group over the same three-year period. Depending on the outcome of the performance condition or the market condition, a recipient may earn a total award ranging from zero to 200 percent of the initial grant. Time-lapse restricted stock generally vests after a service period of three years.

Restricted Stock Units: In 2015, CMS Energy and Consumers granted restricted stock units to certain non-employee directors who elected to defer their restricted stock awards. The restricted stock units generally vest after a service period of one year or, if earlier, at the next annual meeting. The restricted stock units will be distributed to the recipients as shares in accordance with the directors’ deferral agreements. Restricted stock units do not have voting rights, but do have dividend rights. In lieu of cash dividend payments, the dividends on restricted stock units are paid in additional units equal to the value of the dividends. These additional restricted stock units are subject to the same vesting and distribution conditions as the underlying restricted stock units. No restricted stock units vested or were forfeited during 2015.

Presented in the following tables is the activity for restricted stock and restricted stock units under the 2009 and 2014 PISPs:

	CMS Energy, including Consumers		Consumers
Year Ended December 31, 2015	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	1,679,595	$24.69	1,614,684	$24.71
Granted
Restricted stock	789,602	36.84	750,262	36.83
Restricted stock units	13,180	34.25	12,837	34.25
Vested - restricted stock	(793,103)	27.76	(756,286)	27.74
Forfeited - restricted stock	(64,340)	26.93	(63,840)	26.93
Nonvested at end of period	1,624,934	$29.08	1,557,657	$29.06

Year Ended December 31, 2015	CMS Energy, including Consumers	Consumers
Granted
Time-lapse awards	152,820	146,536
Market-based awards	158,385	149,909
Performance-based awards	158,385	149,909
Restricted stock units	12,848	12,514
Dividends on market-based awards	22,208	21,129
Dividends on performance-based awards	11,046	10,502
Dividends on restricted stock units	332	323
Additional market-based shares based on achievement of condition	286,758	272,277
Total granted	802,782	763,099

CMS Energy and Consumers charge the fair value of the restricted stock awards to expense over the required service period and charge the fair value of the restricted stock units to expense immediately. For performance-based awards, CMS Energy and Consumers estimate the number of shares expected to vest at the end of the performance period based on the probable achievement of the performance objective. Performance-based and market-based restricted stock awards have graded vesting features for retirement-eligible employees, and CMS Energy and Consumers recognize expense for those awards on a graded vesting schedule over the required service period. Expense for performance-based and market-based restricted stock awards for non-retirement-eligible employees and time-lapse awards is recognized on a straight-line basis over the required service period.

The fair value of performance-based and time-lapse restricted stock and restricted stock units is based on the price of CMS Energy’s common stock on the grant date. The fair value of market-based restricted stock awards is calculated on the grant date using a Monte Carlo simulation. CMS Energy and Consumers base expected volatilities on the historical volatility of the price of CMS Energy common stock. The risk-free rate for valuation of the market-based restricted stock awards was based on the three-year U.S. Treasury yield at the award grant date.

Presented in the following table are the most important assumptions used to estimate the fair value of the market-based restricted stock awards:

Years Ended December 31	2015	2014	2013
Expected volatility	14.1%	15.6%	17.4%
Expected dividend yield	3.3	3.7	3.9
Risk-free rate	0.8	0.8	0.4

Presented in the following table is the weighted-average grant-date fair value of all awards under the PISP:

Years Ended December 31	2015	2014	2013
CMS Energy, including Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$36.84	$26.15	$16.65
Restricted stock units granted	34.25	-	-
Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$36.83	$26.18	$16.76
Restricted stock units granted	34.25	-	-

Presented in the following table are amounts related to restricted stock awards and restricted stock units:

			In Millions
Years Ended December 31	2015	2014	2013
CMS Energy, including Consumers
Fair value of shares that vested during the year	$29	$16	$10
Compensation expense recognized	20	14	14
Income tax benefit recognized	8	5	5
Consumers
Fair value of shares that vested during the year	$28	$15	$9
Compensation expense recognized	19	13	14
Income tax benefit recognized	7	5	5

At December 31, 2015, $15 million of total unrecognized compensation cost was related to restricted stock for CMS Energy, including Consumers, and $15 million of total unrecognized compensation cost was related to restricted stock for Consumers. CMS Energy and Consumers expect to recognize this cost over a weighted-average period of 1.8 years.

Since CMS Energy has utilized tax loss carryforwards, CMS Energy was unable to realize excess federal tax benefits upon vesting of restricted stock. Therefore, CMS Energy did not recognize the related excess federal tax benefits in equity. Since CMS Energy is not in a loss position for state tax purposes, CMS Energy recognized the related state tax benefits of $1 million in equity in 2015. As of December 31, 2015, CMS Energy had $33 million of unrealized excess federal tax benefits.

14:            INCOME TAXES

CMS Energy and its subsidiaries file a consolidated U.S. federal income tax return and a unitary Michigan income tax return. Income taxes are allocated based on each company’s separate taxable income in accordance with the CMS Energy tax sharing agreement.

Presented in the following table is the difference between actual income tax expense on continuing operations and income tax expense computed by applying the statutory U.S. federal income tax rate:

	In Millions, Except Tax Rate
Years Ended December 31	2015	2014	2013
CMS Energy, including Consumers
Income from continuing operations before income taxes	$796	$729	$756

Income tax expense at statutory rate	279	255	265
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	39	36	37
Accelerated flow-through of regulatory tax benefits	(39)	(39)	-
Other, net	(8)	(2)	-
Income tax expense	$271	$250	$302
Effective tax rate	34.0%	34.3%	39.9%
Consumers
Income from continuing operations before income taxes	$896	$873	$880

Income tax expense at statutory rate	314	306	308
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	42	42	43
Accelerated flow-through of regulatory tax benefits	(39)	(39)	-
Other, net	(15)	(3)	(5)
Income tax expense	$302	$306	$346
Effective tax rate	33.7%	35.1%	39.3%

Prior to 2014, Consumers recognized the income tax benefits associated with the removal costs of plant placed in service before 1993 as payments were made and the tax benefits were flowed through to customers. In 2013, the MPSC issued an order authorizing Consumers to flow through to customers the income tax benefits on a straight-line basis over an accelerated period. This regulatory treatment, which Consumers implemented in January 2014, will accelerate the return of $209 million of income tax benefits over five years to electric customers and $260 million of income tax benefits over 12 years to gas customers. This treatment reduced Consumers’ income tax expense by $39 million for each of the years ended December 31, 2015 and 2014.

Presented in the following table are the significant components of income tax expense on continuing operations:

		In Millions
Years Ended December 31	2015	2014	2013
CMS Energy, including Consumers
Current income taxes
Federal	$-	$-	$-
State and local	24	24	34
	$24	$24	$34
Deferred income taxes
Federal	$192	$198	$248
State and local	36	31	23
	$228	$229	$271
Deferred income tax credit	19	(3)	(3)
Tax expense	$271	$250	$302
Consumers
Current income taxes
Federal	$66	$8	$137
State and local	32	36	45
	$98	$44	$182
Deferred income taxes
Federal	$153	$236	$147
State and local	32	29	20
	$185	$265	$167
Deferred income tax credit	19	(3)	(3)
Tax expense	$302	$306	$346

Presented in the following table are the principal components of deferred income tax assets (liabilities) recognized:

		In Millions
December 31	2015	2014
CMS Energy, including Consumers
Employee benefits	$(127)	$(72)
Gas inventory	(96)	(117)
Plant, property, and equipment	(2,429)	(2,217)
Net regulatory tax liability	50	65
Reserves and accruals	59	63
Securitized costs	(122)	(144)
Tax loss and credit carryforwards	657	676
Other	(5)	-
	$(2,013)	$(1,746)
Less valuation allowance	(4)	(2)
Total net deferred income tax liabilities	$(2,017)	$(1,748)
Deferred tax assets, net of valuation reserves	$762	$802
Deferred tax liabilities	(2,779)	(2,550)
Total net deferred income tax liabilities	$(2,017)	$(1,748)
Consumers
Employee benefits	$(156)	$(103)
Gas inventory	(96)	(117)
Plant, property, and equipment	(2,457)	(2,263)
Net regulatory tax liability	50	65
Reserves and accruals	30	34
Securitized costs	(122)	(144)
Tax loss and credit carryforwards	46	45
Other	(5)	(2)
	$(2,710)	$(2,485)
Less valuation allowance	-	(1)
Total net deferred income tax liabilities	$(2,710)	$(2,486)
Deferred tax assets, net of valuation reserves	$126	$143
Deferred tax liabilities	(2,836)	(2,629)
Total net deferred income tax liabilities	$(2,710)	$(2,486)

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts on CMS Energy’s and Consumers’ consolidated financial statements.

Presented in the following table are the tax loss and credit carryforwards at December 31, 2015:

			In Millions
	Gross Amount	Tax Attribute	Expiration
CMS Energy, including Consumers
Federal net operating loss carryforward	$885	$311	2025 – 2034
Local net operating loss carryforwards	414	4	2023 – 2034
Alternative minimum tax credits	270	270	No expiration
Charitable contribution carryover	2	1	2016 – 2019
General business credits	71	71	2018 – 2035
Total tax attributes		$657
Consumers
Federal net operating loss carryforward	$121	$42	2025 – 2034
Charitable contribution carryover	2	1	2016 – 2019
General business credits	3	3	2032 – 2035
Total tax attributes		$46

CMS Energy has provided a valuation allowance of $1 million for the local tax loss carryforward, and $3 million for general business credits. CMS Energy and Consumers expect to utilize fully tax loss and credit carryforwards for which no valuation allowance has been provided. It is reasonably possible that further adjustments will be made to the valuation allowances within one year.

Presented in the following table is a reconciliation of the beginning and ending amount of uncertain tax benefits:

		In Millions
Years Ended December 31	2015	2014	2013
CMS Energy, including Consumers
Balance at beginning of period	$5	$4	$1
Additions for current-year tax positions	1	2	-
Additions for prior-year tax positions	1	1	3
Reductions for prior-year tax positions	(1)	(2)	-
Balance at end of period	$6	$5	$4
Consumers
Balance at beginning of period	$5	$4	$1
Additions for current-year tax positions	1	2	-
Additions for prior-year tax positions	1	1	3
Reductions for prior-year tax positions	(1)	(2)	-
Balance at end of period	$6	$5	$4

If recognized, all of these uncertain tax benefits would affect CMS Energy’s and Consumers’ annual effective tax rates in future years.

CMS Energy and Consumers recognize accrued interest and penalties, where applicable, as part of income tax expense. CMS Energy, including Consumers, recognized no interest or penalties for the years ended December 31, 2015, 2014, or 2013.

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

The amount of income taxes paid is subject to ongoing audits by federal, state, local, and foreign tax authorities, which can result in proposed assessments. CMS Energy’s and Consumers’ estimate of the potential outcome for any uncertain tax issue is highly judgmental. CMS Energy and Consumers believe that their accrued tax liabilities at December 31, 2015 were adequate for all years.

15:            EARNINGS PER SHARE—CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

In Millions, Except Per Share Amounts
Years Ended December 31	2015	2014	2013
Income available to common stockholders
Net income	$525	$479	$454
Less income attributable to noncontrolling interests	2	2	2
Net income available to common stockholders – basic and diluted	$523	$477	$452
Average common shares outstanding
Weighted-average shares – basic	275.6	270.6	264.5
Add dilutive contingently convertible securities	-	3.1	6.4
Add dilutive nonvested stock awards	0.9	0.9	1.0
Weighted-average shares – diluted	276.5	274.6	271.9
Net income per average common share available to common stockholders
Basic	$1.90	$1.76	$1.71
Diluted	1.89	1.74	1.66

Dividends declared per common share	$1.16	$1.08	$1.02

Contingently Convertible Securities

In June 2014, CMS Energy redeemed its remaining contingently convertible securities. For the periods those securities were outstanding, they diluted EPS to the extent that the conversion value of the securities, which was based on the average market price of CMS Energy common stock, exceeded their principal value.

Nonvested Stock Awards

CMS Energy’s nonvested stock awards are composed of participating and non-participating securities. The participating securities accrue cash dividends when common stockholders receive dividends. Since the recipient is not required to return the dividends to CMS Energy if the recipient forfeits the award, the nonvested stock awards are considered participating securities. As such, the participating nonvested stock awards were included in the computation of basic EPS. The non-participating securities accrue stock dividends that vest concurrently with the stock award. If the recipient forfeits the award, the stock dividends accrued on the non-participating securities are also forfeited. Accordingly, the non-participating awards and stock dividends were included in the computation of diluted EPS, but not basic EPS.

16:            OTHER INCOME AND OTHER EXPENSE

Presented in the following table are the components of other income and other expense at CMS Energy and Consumers:

		In Millions
Years Ended December 31	2015	2014	2013
CMS Energy, including Consumers
Other income
Fee income	$9	$8	$7
All other	1	3	3
Total other income – CMS Energy	$10	$11	$10
Consumers
Other income
Fee income	$9	$8	$7
Gain on CMS Energy common stock	9	-	4
All other	1	2	3
Total other income – Consumers	$19	$10	$14
CMS Energy, including Consumers
Other expense
Civic and political expenditures	$(10)	$(14)	$(5)
Donations	(1)	(15)	(4)
Loss on reacquired and extinguished debt	-	(20)	(4)
All other	(6)	(6)	(7)
Total other expense – CMS Energy	$(17)	$(55)	$(20)
Consumers
Other expense
Civic and political expenditures	$(10)	$(14)	$(5)
Donations	(1)	(15)	(4)
All other	(6)	(6)	(7)
Total other expense – Consumers	$(17)	$(35)	$(16)

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

CMS Energy

The reportable segments for CMS Energy are:

•                 electric utility, consisting of regulated activities associated with the generation, transmission, and distribution of electricity in Michigan

•                 gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan

•                 enterprises, consisting of various subsidiaries engaging primarily in domestic independent power production

CMS Energy presents EnerBank and corporate interest and other expenses within other reconciling items.

Consumers

The reportable segments for Consumers are:

•                 electric utility, consisting of regulated activities associated with the generation, transmission, and distribution of electricity in Michigan

•                 gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan

Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

		In Millions
Years Ended December 31	2015	2014	2013
CMS Energy, including Consumers
Operating revenue
Electric utility	$4,249	$4,436	$4,173
Gas utility	1,916	2,363	2,148
Enterprises	190	299	181
Other reconciling items	101	81	64
Total operating revenue – CMS Energy	$6,456	$7,179	$6,566
Consumers
Operating revenue
Electric utility	$4,249	$4,436	$4,173
Gas utility	1,916	2,363	2,148
Other reconciling items	-	1	-
Total operating revenue – Consumers	$6,165	$6,800	$6,321
CMS Energy, including Consumers
Depreciation and amortization
Electric utility	$567	$522	$484
Gas utility	177	156	138
Enterprises	4	4	3
Other reconciling items	2	3	3
Total depreciation and amortization – CMS Energy	$750	$685	$628
Consumers
Depreciation and amortization
Electric utility	$567	$522	$484
Gas utility	177	156	138
Total depreciation and amortization – Consumers	$744	$678	$622
CMS Energy, including Consumers
Income from equity method investees[1]
Enterprises	$14	$15	$13
Total income from equity method investees – CMS Energy	$14	$15	$13
CMS Energy, including Consumers
Interest charges
Electric utility	$178	$181	$179
Gas utility	71	67	64
Other reconciling items	147	159	155
Total interest charges – CMS Energy	$396	$407	$398
Consumers
Interest charges
Electric utility	$178	$181	$179
Gas utility	71	67	64
Other reconciling items	1	2	2
Total interest charges – Consumers	$250	$250	$245

		In Millions
Years Ended December 31	2015	2014	2013
CMS Energy, including Consumers
Income tax expense (benefit)
Electric utility	$224	$211	$242
Gas utility	78	95	104
Enterprises	3	(1)	(4)
Other reconciling items	(34)	(55)	(40)
Total income tax expense – CMS Energy	$271	$250	$302
Consumers
Income tax expense
Electric utility	$224	$211	$242
Gas utility	78	95	104
Total income tax expense – Consumers	$302	$306	$346
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$437	$384	$363
Gas utility	154	179	168
Enterprises	4	(1)	2
Other reconciling items	(72)	(85)	(81)
Total net income available to common stockholders – CMS Energy	$523	$477	$452
Consumers
Net income available to common stockholder
Electric utility	$437	$384	$363
Gas utility	154	179	168
Other reconciling items	1	2	1
Total net income available to common stockholder – Consumers	$592	$565	$532
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility	$13,059	$12,230	$11,186
Gas utility	5,723	5,335	4,843
Enterprises	120	115	115
Other reconciling items	41	41	40
Total plant, property, and equipment, gross – CMS Energy	$18,943	$17,721	$16,184
Consumers
Plant, property, and equipment, gross
Electric utility	$13,059	$12,230	$11,186
Gas utility	5,723	5,335	4,843
Other reconciling items	15	15	15
Total plant, property, and equipment, gross – Consumers	$18,797	$17,580	$16,044
CMS Energy, including Consumers
Investments in equity method investees[1]
Enterprises	$61	$58	$57
Other reconciling items	3	3	2
Total investments in equity method investees – CMS Energy	$64	$61	$59

		In Millions
Years Ended December 31	2015	2014	2013
CMS Energy, including Consumers
Total assets
Electric utility[2]	$12,676	$11,582	$10,487
Gas utility[2]	5,918	5,391	4,784
Enterprises	270	231	231
Other reconciling items	1,476	1,981	1,788
Total assets – CMS Energy	$20,340	$19,185	$17,290
Consumers
Total assets
Electric utility[2]	$12,676	$11,582	$10,487
Gas utility[2]	5,918	5,391	4,784
Other reconciling items	64	874	908
Total assets – Consumers	$18,658	$17,847	$16,179
CMS Energy, including Consumers
Capital expenditures[3]
Electric utility	$1,136	$1,139	$996
Gas utility	558	473	407
Enterprises	44	3	1
Other reconciling items	3	1	4
Total capital expenditures – CMS Energy	$1,741	$1,616	$1,408
Consumers
Capital expenditures[3]
Electric utility	$1,136	$1,139	$996
Gas utility	558	473	407
Total capital expenditures – Consumers	$1,694	$1,612	$1,403

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

18:            RELATED-PARTY TRANSACTIONS—CONSUMERS

Consumers enters into a number of transactions with related parties. These transactions include:

•                 purchases of electricity from affiliates of CMS Enterprises

•                 payments to and from CMS Energy related to parent company overhead costs

•                 investment in CMS Energy common stock

Transactions involving power supply purchases from certain affiliates of CMS Enterprises are based on avoided costs under the Public Utility Regulatory Policies Act of 1978, state law, and competitive bidding. The payment of parent company overhead costs is based on the use of accepted industry allocation methodologies. These payments are for costs that occur in the normal course of business.

Presented in the following table is Consumers’ expense recorded from related party transactions for the years ended December 31:

			In Millions
Description	Related Party	2015	2014	2013
Purchases of capacity and energy	Affiliates of CMS Enterprises	$ 83	$ 89	$ 89

Amounts payable to related parties for purchased power and other services were $23 million at December 31, 2015 and $12 million at December 31, 2014.

Accounts receivable from related parties were $17 million at December 31, 2015, primarily representing Consumers’ payment of postretirement benefits contributions on behalf of CMS Energy. Accounts receivable from related parties were $1 million at December 31, 2014.

Consumers owned shares of CMS Energy common stock with a fair value of $29 million at December 31, 2015. For additional details on Consumers’ investment in CMS Energy common stock, see Note 7, Financial Instruments.

In January 2016, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $300 million. At December 31, 2015, there were no outstanding loans under the agreement.

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

CMS Energy’s investment in these partnerships is included in investments on its consolidated balance sheets in the amount of $59 million as of December 31, 2015 and $57 million as of December 31, 2014. The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers, except through a guarantee provided by CMS Energy of $3 million annually. CMS Energy has deferred collections on certain receivables owed by Genesee. CMS Energy’s maximum exposure to loss from these receivables is $8 million. Consumers has not provided any financial or other support during the periods presented that was not previously contractually required.

20:            QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION (UNAUDITED)

	In Millions, Except Per Share Amounts and Stock Prices
	2015
Quarters Ended	March 31	June 30	Sept 30	Dec 31
CMS Energy, including Consumers
Operating revenue	$ 2,111	$ 1,350	$ 1,486	$ 1,509
Operating income	397	204	317	245
Net income	202	68	148	107
Income attributable to noncontrolling interests	-	1	-	1
Net income available to common stockholders	202	67	148	106
Basic earnings per average common share[1]	0.73	0.25	0.53	0.39
Diluted earnings per average common share[1]	0.73	0.25	0.53	0.38
Common stock prices[2]
High	38.20	35.57	35.82	37.17
Low	32.83	31.39	32.10	34.24
Consumers
Operating revenue	$ 2,028	$ 1,281	$ 1,417	$ 1,439
Operating income	379	192	305	246
Net income	215	84	160	135
Preferred stock dividends	-	1	-	1
Net income available to common stockholder	215	83	160	134

	In Millions, Except Per Share Amounts and Stock Prices
	2014
Quarters Ended	March 31	June 30	Sept 30	Dec 31
CMS Energy, including Consumers
Operating revenue	$ 2,523	$ 1,468	$ 1,430	$ 1,758
Operating income	408	235	236	273
Net income	204	84	94	97
Income attributable to noncontrolling interests	-	1	-	1
Net income available to common stockholders	204	83	94	96
Basic earnings per average common share[1]	0.77	0.31	0.34	0.35
Diluted earnings per average common share[1]	0.75	0.30	0.34	0.35
Common stock prices[2]
High	29.28	31.15	30.87	36.42
Low	26.12	28.87	28.18	29.78
Consumers
Operating revenue	$ 2,382	$ 1,387	$ 1,359	$ 1,672
Operating income	399	227	245	264
Net income	221	109	119	118
Preferred stock dividends	-	1	-	1
Net income available to common stockholder	221	108	119	117

1                   The sum of the quarters may not equal annual EPS due to changes in the number of shares outstanding.

2                   Based on New York Stock Exchange composite transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CMS Energy Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in equity present fairly, in all material respects, the financial position of CMS Energy Corporation and its subsidiaries at December 31, 2015 and December 31, 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Consumers Energy Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in equity present fairly, in all material respects, the financial position of Consumers Energy Company and its subsidiaries at December 31, 2015 and December 31, 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 11, 2016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

CMS ENERGY

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, CMS Energy’s CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting: CMS Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). CMS Energy’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that:

•                 pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of CMS Energy

•                 provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of CMS Energy are being made only in accordance with authorizations of management and directors of CMS Energy

•                 provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of CMS Energy’s assets that could have a material effect on its financial statements

Management, including its CEO and CFO, does not expect that its internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates.

Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, CMS Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2015. The effectiveness of CMS Energy’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting: There have been no changes in CMS Energy’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

CONSUMERS

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, Consumers’ CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting: Consumers’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Consumers’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that:

•                 pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Consumers

•                 provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Consumers are being made only in accordance with authorizations of management and directors of Consumers

•                 provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Consumers’ assets that could have a material effect on its financial statements

Management, including its CEO and CFO, does not expect that its internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates.

Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Consumers’ management concluded that its internal control over financial reporting was effective as of December 31, 2015. The effectiveness of Consumers’ internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

CMS ENERGY

Information that is required in Item 10 of this Form 10-K regarding executive officers is included in the Item 1. Business—CMS Energy and Consumers Executive Officers section, which is incorporated by reference herein.

Information that is required in Item 10 of this Form 10-K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s definitive proxy statement for its 2016 Annual Meeting of Shareholders to be held May 6, 2016. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

Code of Ethics

CMS Energy has adopted an employee code of ethics, entitled “CMS Energy 2016 Code of Conduct and Guide to Ethical Business Behavior” (“Employee Code”) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of CMS Energy and its affiliates, except for EnerBank, which has its own code of conduct. The Employee Code is administered by the Chief Compliance Officer of CMS Energy, who reports directly to the Audit Committee of the Board of Directors of CMS Energy. CMS Energy has also adopted a director code of ethics entitled “Board of Directors Code of Conduct” (“Director Code”) that applies to its directors. The Director Code is administered by the Audit Committee of the Board of Directors of CMS Energy. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of CMS Energy, or if none, by disinterested members of the entire Board of Directors of CMS Energy. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to CMS Energy’s CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of CMS Energy’s Director Code will be disclosed on CMS Energy’s website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.

CONSUMERS

Information that is required in Item 10 of this Form 10-K regarding executive officers is included in the Item 1. Business—CMS Energy and Consumers Executive Officers section, which is incorporated by reference herein.

Information that is required in Item 10 of this Form 10-K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s definitive proxy statement for its 2016 Annual Meeting of Shareholders to be held May 6, 2016. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

Code of Ethics

Consumers has adopted an employee code of ethics, entitled “CMS Energy 2016 Code of Conduct and Guide to Ethical Business Behavior” (“Employee Code”) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of Consumers and its affiliates, except for EnerBank, which has its own code of conduct. The Employee Code is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. Consumers has also adopted a director code of ethics entitled “Board of Directors Code of Conduct” (“Director Code”) that applies to its directors. The Director Code is administered by the Audit Committee of the Board of Directors of Consumers. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of Consumers, or if none, by disinterested members of the entire Board of Directors of Consumers. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to Consumers’ CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of Consumers’ Director Code will be disclosed on Consumers’ website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.

Item 11. Executive Compensation

See the note below.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Presented in the following table is information regarding CMS Energy’s equity compensation plans as of December 31, 2015:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	-	$-	5,611,442

Also see the note below.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the note below.

Item 14. Principal Accountant Fees and Services

See the note below.

NOTE: Information that is required by Part III—Items 11, 12, 13, and 14 of this Form 10-K is incorporated by reference from CMS Energy’s definitive proxy statement for its 2016 Annual Meeting of Shareholders to be held May 6, 2016. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)             Financial Statements and Reports of Independent Public Accountants for CMS Energy and Consumers are included in Item 8. Financial Statements and Supplementary Data and are incorporated by reference herein.

(a)(2)             Index to Financial Statement Schedules.

		Page
Schedule I	Condensed Financial Information of Registrant CMS Energy—Parent Company
	Condensed Statements of Income	160
	Condensed Statements of Cash Flows	161
	Condensed Balance Sheets	162
	Notes to the Condensed Financial Statements	164

Schedule II	Valuation and Qualifying Accounts and Reserves
	CMS Energy	165
	Consumers	165

Report of Independent Registered Public Accounting Firm
	CMS Energy	153
	Consumers	154

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

CMS Energy Corporation

Schedule I – Condensed Financial Information of Registrant

CMS ENERGY—PARENT COMPANY

Condensed Statements of Income

			In Millions
Years Ended December 31	2015	2014	2013

Operating Expenses
Other operating expenses	$(9)	$(6)	$(6)
Total operating expenses	(9)	(6)	(6)

Operating Loss	(9)	(6)	(6)

Other Income (Expense)
Equity earnings of subsidiaries	625	585	566
Interest income	1	1	1
Other expense	(9)	(20)	(8)
Total other income	617	566	559

Interest Charges
Interest on long-term debt	134	150	148
Intercompany interest expense and other	3	2	3
Total interest charges	137	152	151

Income Before Income Taxes	471	408	402
Income Tax Benefit	(52)	(69)	(50)

Net Income Available to Common Stockholders	$523	$477	$452

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Schedule I – Condensed Financial Information of Registrant

CMS ENERGY—PARENT COMPANY

Condensed Statements of Cash Flows

			In Millions
Years Ended December 31	2015	2014	2013

Cash Flows from Operating Activities
Net income	$523	$477	$452
Adjustments to reconcile net income to net cash provided by operating activities
Equity earnings of subsidiaries	(625)	(585)	(566)
Dividends received from subsidiaries	499	544	435
Deferred income taxes	(24)	30	48
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable	(86)	(3)	(3)
Accounts payable	16	(2)	2
Accrued taxes	(115)	97	48
Other current and non-current assets and liabilities	21	31	18
Net cash provided by operating activities	209	589	434

Cash Flows from Investing Activities
Investment in subsidiaries	(150)	(495)	(150)
Return of capital	-	178	-
Net cash used in investing activities	(150)	(317)	(150)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	349	550	275
Issuance of common stock	43	43	36
Retirement of long-term debt	(100)	(547)	(275)
Payment of dividends on common stock	(320)	(293)	(271)
Debt issuance costs and financing fees	(3)	(6)	(4)
Decrease in notes payable	(28)	(19)	(47)
Net cash used in financing activities	(59)	(272)	(286)

Net Decrease in Cash and Cash Equivalents	-	-	(2)
Cash and Cash Equivalents, Beginning of Period	-	-	2

Cash and Cash Equivalents, End of Period	$-	$-	$-

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Schedule I – Condensed Financial Information of Registrant

CMS ENERGY—PARENT COMPANY

Condensed Balance Sheets

ASSETS

		In Millions
December 31	2015	2014

Current Assets
Notes and accrued interest receivable	$88	$2
Accounts receivable, including intercompany and related parties	9	9
Total current assets	97	11

Plant, Property, and Equipment
Plant, property, and equipment, gross	16	16
Less accumulated depreciation and amortization	16	16
Total plant, property, and equipment	-	-

Other Non-current Assets
Deferred income taxes	340	317
Investments in subsidiaries	6,240	5,961
Other investments – DB SERP	26	22
Other	23	23
Total other non-current assets	6,629	6,323

Total Assets	$6,726	$6,334

LIABILITIES AND EQUITY

		In Millions
December 31	2015	2014

Current Liabilities
Accounts and notes payable, including intercompany and related parties	$74	$86
Accrued interest, including intercompany	38	37
Accrued taxes	23	138
Other current liabilities	5	4
Total current liabilities	140	265

Non-current Liabilities
Long-term debt	2,630	2,380
Unamortized discount	(7)	(7)
Postretirement benefits	22	24
Other non-current liabilities	3	2
Total non-current liabilities	2,648	2,399

Equity
Common stockholders’ equity	3,938	3,670

Total Liabilities and Equity	$6,726	$6,334

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Schedule I – Condensed Financial Information of Registrant

CMS ENERGY—PARENT COMPANY

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

2:                 Guarantees

CMS Energy has issued guarantees with a maximum potential obligation of $328 million on behalf of some of its wholly owned subsidiaries and related parties. CMS Energy’s maximum potential obligation consists primarily of potential payments:

•                 to third parties under certain commodity purchase and swap agreements entered into with CMS ERM

•                 to third parties in support of non-recourse revenue bonds issued by Genesee

•                 to the MDEQ on behalf of CMS Land and CMS Capital, for environmental remediation obligations at Bay Harbor

•                 to the DOE on behalf of Consumers, in connection with Consumers’ 2011 settlement agreement with the DOE regarding damages resulting from the DOE’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers

The expiry dates of these guarantees vary, depending upon contractual provisions or upon the statute of limitations under the relevant governing law.

CMS Energy Corporation

Schedule II – Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2015, 2014, and 2013

					In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for uncollectible accounts[1]
2015	$40	$50	$-	$62	$28
2014	33	72	-	65	40
2013	32	63	-	62	33

Deferred tax valuation allowance
2015	$2	$3	$(1)	$-	$4
2014	2	-	-	-	2
2013	3	-	-	1	2

Allowance for notes receivable[1]
2015	$8	$8	$-	$7	$9
2014	5	8	-	5	8
2013	5	4	-	4	5

1                   Deductions are write-offs of uncollectible accounts, net of recoveries.

Consumers Energy Company

Schedule II – Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2015, 2014, and 2013

					In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for uncollectible accounts[1]
2015	$39	$50	$-	$61	$28
2014	31	72	-	64	39
2013	30	63	-	62	31

Deferred tax valuation allowance
2015	$1	$-	$(1)	$-	$-
2014	1	-	-	-	1
2013	1	-	-	-	1

1                   Deductions are write-offs of uncollectible accounts, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of February 2016.

CMS ENERGY CORPORATION

By:	/s/ John Russell
John G. Russell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities indicated and on the 11th day of February 2016.

/s/ John Russell	/s/ William D. Harvey
John G. Russell	William D. Harvey, Director
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas J. Webb	/s/ D.W. Joos
Thomas J. Webb	David W. Joos, Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Glenn P. Barba	/s/ Philip R. Lochner, Jr.
Glenn P. Barba	Philip R. Lochner, Jr., Director
Vice President, Controller, and Chief Accounting Officer
(Controller)

/s/ Jon E. Barfield	/s/ John Russell
Jon E. Barfield, Director	John G. Russell, Director

/s/ Deborah H. Butler	/s/ Myrna Soto
Deborah H. Butler, Director	Myrna M. Soto, Director

/s/ Kurt L. Darrow	/s/ John Sznewajs
Kurt L. Darrow, Director	John G. Sznewajs, Director

/s/ Stephen Ewing	/s/ Laura H. Wright
Stephen E. Ewing, Director	Laura H. Wright, Director

/s/ Richard M. Gabrys
Richard M. Gabrys, Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of February 2016.

CONSUMERS ENERGY COMPANY

By:	/s/ John Russell
John G. Russell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities indicated and on the 11th day of February 2016.

/s/ John Russell	/s/ William D. Harvey
John G. Russell	William D. Harvey, Director
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas J. Webb	/s/ D.W. Joos
Thomas J. Webb	David W. Joos, Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Glenn P. Barba	/s/ Philip R. Lochner, Jr.
Glenn P. Barba	Philip R. Lochner, Jr., Director
Vice President, Controller, and Chief Accounting Officer
(Controller)

/s/ Jon E. Barfield	/s/ John Russell
Jon E. Barfield, Director	John G. Russell, Director

/s/ Deborah H. Butler	/s/ Myrna Soto
Deborah H. Butler, Director	Myrna M. Soto, Director

/s/ Kurt L. Darrow	/s/ John Sznewajs
Kurt L. Darrow, Director	John G. Sznewajs, Director

/s/ Stephen Ewing	/s/ Laura H. Wright
Stephen E. Ewing, Director	Laura H. Wright, Director

/s/ Richard M. Gabrys
Richard M. Gabrys, Director

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

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
3.1[1]	1-9513	(3)(a)	—	Restated Articles of Incorporation of CMS Energy, effective June 1, 2004, as amended May 22, 2009 (Form 10-Q for the quarterly period ended June 30, 2009)
3.2[1]	1-9513	3.2	—	CMS Energy Bylaws, amended and restated as of February 8, 2016 (Form 8-K filed February 8, 2016)
3.3	1-5611	3(c)	—	Restated Articles of Incorporation of Consumers effective June 7, 2000 (Form 10-K for the fiscal year ended December 31, 2000)
3.4	1-5611	3.2	—	Consumers Bylaws, amended and restated as of January 24, 2013 (Form 8-K filed January 29, 2013)
4.1	2-65973	(b)(1) – 4	—

Indenture dated as of September 1, 1945 between Consumers and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1, 1979 (Form S-16 filed November 13, 1979)

				Indentures Supplemental thereto:
4.1.a	1-5611	(4)(a)	—	71st dated as of 3/06/98 (Form 10-K for the fiscal year ended December 31, 1997)
4.1.b	1-5611	(4)(a)	—	96th dated as of 8/17/04 (Form 8-K filed August 20, 2004)
4.1.c	1-5611	(4)(a)(i)	—	99th dated as of 1/20/05 (Form 10-K for the fiscal year ended December 31, 2004)
4.1.d	1-5611	4.2	—	100th dated as of 3/24/05 (Form 8-K filed March 30, 2005)
4.1.e	1-5611	4.2	—	104th dated as of 8/11/05 (Form 8-K filed August 11, 2005)
4.1.f	1-5611	4.1	—	108th dated as of 3/14/08 (Form 8-K filed March 14, 2008)
4.1.g	1-5611	4.1	—	110th dated as of 9/12/08 (Form 8-K filed September 12, 2008)
4.1.h	1-5611	4.1	—	111th dated as of 3/6/09 (Form 8-K filed March 6, 2009)
4.1.i	1-5611	4.1	—	112th dated as of 9/1/10 (Form 8-K filed September 7, 2010)
4.1.j	1-5611	4.1	—	113th dated as of 10/15/10 (Form 8-K filed October 20, 2010)
4.1.k	1-5611	4.1	—	114th dated as of 3/31/11 (Form 8-K filed April 6, 2011)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.1.l	1-5611	4.1	—	116th dated as of 9/1/11 (Form 10-Q for the quarterly period ended September 30, 2011)
4.1.m	1-5611	4.1	—	117th dated as of 5/8/12 (Form 8-K filed May 8, 2012)
4.1.n	1-5611	4.1	—	119th dated as of 8/3/12 (Form 10-Q for the quarterly period ended September 30, 2012)
4.1.o	1-5611	4.1	—	120th dated as of 12/17/12 (Form 8-K filed December 20, 2012)
4.1.p	1-5611	4.1	—	121st dated as of 5/17/13 (Form 8-K filed May 17, 2013)
4.1.q	1-5611	4.1	—	122nd dated as of 8/9/13 (Form 8-K filed August 9, 2013)
4.1.r	1-5611	4.1	—	123rd dated as of 12/20/13 (Form 8-K filed December 27, 2013)
4.1.s	1-5611	4.1	—	124th dated as of 8/18/2014 (Form 8-K filed August 18, 2014)
4.1.t	1-5611	4.1	—	125th dated as of 11/6/2015 (Form 8-K filed November 6, 2015)
4.1.u	1-5611	4.1	—	126th dated as of 11/23/2015 (Form 8-K filed November 25, 2015)
4.2	1-5611	(4)(b)	—	Indenture dated as of January 1, 1996 between Consumers and The Bank of New York Mellon, as Trustee (Form 10-K for the fiscal year ended December 31, 1995)
4.3	1-5611	(4)(c)	—	Indenture dated as of February 1, 1998 between Consumers and The Bank of New York Mellon (formerly The Chase Manhattan Bank), as Trustee (Form 10-K for the fiscal year ended December 31, 1997)
4.4[1]	33-47629	(4)(a)	—	Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee (Form S-3 filed May 1, 1992)
				Indentures Supplemental thereto:
4.4.a1	1-9513	4.2	—	20th dated as of 7/3/07 (Form 8-K filed July 5, 2007)
4.4.b1	1-9513	4.3	—	23rd dated as of 6/15/09 (Form 8-K filed June 15, 2009)
4.4.c1	1-9513	4.1	—	24th dated as of 1/14/10 (Form 8-K filed January 14, 2010)
4.4.d1	1-9513	4.1	—	26th dated as of 11/19/10 (Form 8-K filed November 19, 2010)
4.4.e1	1-9513	4.1	—	28th dated as of 3/12/12 (Form 8-K filed March 12, 2012)
4.4.f1	1-9513	4.1	—	29th dated as of 3/22/13 (Form 8-K filed March 22, 2013)
4.4.g1	1-9513	4.1	—	30th dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.4.h1	1-9513	4.2	—	31st dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.4.i1	1-9513	4.1	—	32nd dated as of 11/9/15 (Form 8-K filed November 9, 2015)
4.5[1]	1-9513	(4a)	—	Indenture dated as of June 1, 1997 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed July 1, 1997)
10.1[2]	1-9513	(10)(g)	—	2004 Form of Executive Severance Agreement (Form 10-Q for the quarterly period ended September 30, 2009)
10.2[2]	1-9513	(10)(h)	—	2004 Form of Officer Severance Agreement (Form 10-Q for the quarterly period ended September 30, 2009)
10.3[2]	1-9513	10.3	—	CMS Energy’s Performance Incentive Stock Plan as amended and restated, effective January 22, 2015 (Form 10-K for the fiscal year ended December 31, 2014)

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.4[2]	1-9513	(10)(i)	—	CMS Deferred Salary Savings Plan effective December 1, 1989 and as further amended effective December 1, 2007 (Form 10-K for the fiscal year ended December 31, 2007)
10.4.a2	1-9513	(10)(l)	—	Amendment to the Deferred Salary Savings Plan dated December 21, 2008 (Form 10-K for the fiscal year ended December 31, 2008)
10.4.b2	1-9513	10.1	—	Amendment to the CMS Energy Deferred Salary Savings Plan effective January 1, 2016 (Form 10-Q for the quarterly period ended September 30, 2015)
10.4.c2	1-9513		—	Amendment to the CMS Energy Deferred Salary Savings Plan effective December 17, 2015
10.5[2]	1-9513	10.5	—	CMS Energy and Consumers Director’s Deferred Compensation Plan, effective as of November 30, 2007 (Form 10-K for the fiscal year ended December 31, 2014)
10.6[2]	1-9513	10.6	—

Supplemental Executive Retirement Plan for Employees of CMS Energy/Consumers effective on January 1, 1982 and as amended effective April 1, 2011 (Form 10-Q for the quarterly period ended March 31, 2011)

10.7[2]	1-9513	10.5	—	Defined Contribution Supplemental Executive Retirement Plan effective April 1, 2006 and as amended effective April 1, 2011 (Form 10-Q for the quarterly period ended March 31, 2011)
10.7.a2	1-9513		—	Amendment to the Defined Contribution Supplemental Executive Retirement Plan effective January 1, 2016
10.8[2]	1-9513	10.8	—	Form of Officer Separation Agreement as of January 2014 (Form 10-K for the fiscal year ended December 31, 2013)
10.9[1]	1-9513	(10)(v)	—

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

10.16.a	1-5611	10.4	—	1st Amendment to the Amended and Restated Power Purchase Agreement between Consumers and MCV Partnership, dated as of March 1, 2010 (Form 10-Q for the quarterly period ended September 30, 2010)
10.17[2]	1-9513	10.2	—	CMS Incentive Compensation Plan for CMS Energy and Consumers Officers as amended, effective as of March 14, 2014 (Form 10-Q for the quarterly period ended March 31, 2014)
10.17.a2	1-9513		—	Amendment to CMS Incentive Compensation Plan for CMS Energy and Consumers Officers effective December 17, 2015
10.18[2]	1-9513	10.33	—	Form of Change in Control Agreement as of January 2014 (Form 10-K for the fiscal year ended December 31, 2013)
10.19[2]	1-5611	10.1	—	Annual Employee Incentive Compensation Plan for Consumers as amended, effective as of March 14, 2014 (Form 10-Q for the quarterly period ended March 31, 2014)
10.19.a2	1-5611		—	Amendment to Annual Employee Incentive Compensation Plan for Consumers effective December 17, 2015
10.20[1]	1-9513	10.1	—

$550 million Third Amended and Restated Revolving Credit Agreement dated as of May 27, 2015 among CMS Energy, the Banks, as defined therein, and Barclays Bank PLC, as Agent (Form 8-K filed June 1, 2015)

10.21	1-5611	10.2	—

$650 million Fourth Amended and Restated Revolving Credit Agreement dated as of May 27, 2015 among Consumers, the Banks, as defined therein, and JPMorgan Chase Bank, N.A., as Agent (Form 8-K filed June 1, 2015)

10.22[1]	1-9513	10.3	—	Pledge and Security Agreement dated as of March 31, 2011, made by CMS Energy to Barclays Bank PLC, as Administrative Agent for the Banks, as defined therein (Form 8-K filed April 6, 2011)
10.23	1-5611	10.1	—	$250 million secured Revolving Credit Agreement dated as of November 23, 2015 between Consumers and The Bank of Nova Scotia (Form 8-K filed November 25, 2015)
10.24[2]	1-9513	10.1	—

Consumers and other CMS Energy Companies Retired Executives Survivor Benefit Plan for Management/ Executive Employees, distributed July 1, 2011 (Form 10-Q for the quarterly period ended September 30, 2011)

10.25[1]	1-9513	10.1	—	$180 million Term Loan Credit Agreement dated as of June 11, 2015 among CMS Energy, the financial institutions named therein, and JPMorgan Chase Bank, N.A., as Agent (Form 8-K filed June 16, 2015)
10.26	1-5611	10.1	—	Form of Commercial Paper Dealer Agreement between Consumers, as Issuer, and the Dealer party thereto (Form 10-Q for the quarterly period ended September 30, 2014)

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
12.1			—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2			—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
21.1			—	Subsidiaries of CMS Energy and Consumers
23.1			—	Consent of PricewaterhouseCoopers LLP for CMS Energy
23.2			—	Consent of PricewaterhouseCoopers LLP for Consumers
31.1			—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2			—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3			—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4			—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1			—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2			—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1[1]	333-199611	99.1	—	CMS Energy Stock Purchase Plan, as amended and restated October 27, 2014 (Form S-3ASR filed October 27, 2014)
101.INS[3]			—	XBRL Instance Document
101.SCH[3]			—	XBRL Taxonomy Extension Schema
101.CAL[3]			—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[3]			—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[3]			—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[3]			—	XBRL Taxonomy Extension Presentation Linkbase

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