Form 10-Q
period 2016-03-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2016-04-28
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 11, 2016:

CMS Energy Corporation:

CMS Energy Common Stock, $0.01 par value
(including 803,551 shares owned by Consumers Energy Company)	279,961,710
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended March 31, 2016

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2008 Energy Law
Comprehensive energy reform package enacted in Michigan in 2008

2015 Form 10-K
Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2015

ABATE
Association of Businesses Advocating Tariff Equity

AOCI
Accumulated other comprehensive income (loss)

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

GDP
Gross domestic product

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

This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2015 Form 10-K.

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

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:

•                 the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•                 potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities

•                 changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers

•                 the adoption of federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy and ROA, gas pipeline safety, gas pipeline capacity, energy efficiency, the environment, regulation or deregulation, reliability, health care reforms (including the Health Care Acts), taxes, accounting matters, climate change, air emissions, renewable energy, potential effects of the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results

•                 factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather-related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; equipment failures; and electric transmission and distribution or gas pipeline system constraints

•                 increases in demand for renewables by customers seeking to meet sustainability goals

•                 the ability of Consumers to execute its cost-reduction strategies

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

•                 other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents

All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Part I—Item 1. Financial Statements—MD&A—Outlook and Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments; and Part II—Item 1A. Risk Factors.

Part I—Financial Information

Item 1. Financial Statements

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

Over the next five years, Consumers expects to make capital investments of about $8.4 billion. Presented in the following illustration are Consumers’ planned capital investments through 2020:

Electric base ($2.5 billion)
Gas base ($1.6 billion)
Gas reliability enhancements ($1.6 billion)
Electric reliability enhancements ($1.1 billion)
Environmental ($0.7 billion)
Smart Energy ($0.3 billion)
Other ($0.6 billion)

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

Consumers’ Smart Energy program also represents a major capital investment. The full-scale deployment of advanced metering infrastructure began in 2012 and is planned to continue through 2017. Consumers has spent $0.5 billion through 2015 on its Smart Energy program, and expects to spend an additional $0.3 billion, following a phased approach, through 2017.

Regulation

Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC. In March 2016, MPSC Commissioner John Quackenbush resigned, and a new commissioner has not yet been appointed. The MPSC still has the authority to issue orders with only two members instead of the normal three members. Other important regulatory events and developments are summarized below.

•                 Electric Rate Case: In March 2016, Consumers filed an application with the MPSC seeking an annual rate increase of $225 million, based on a 10.7 percent authorized return on equity. The filing also seeks approval of an investment recovery mechanism that would allow recovery of an additional $222 million in total for incremental investments that Consumers plans to make from 2017 through 2019, subject to reconciliation.

•                 Gas Rate Case: In July 2015, Consumers filed an application with the MPSC seeking an annual rate increase of $85 million, based on a 10.7 percent authorized return on equity. In January 2016, Consumers self-implemented an annual rate increase of $60 million, subject to refund with interest. In April 2016, the MPSC approved a settlement agreement authorizing a $40 million annual rate increase.

In 2015, Michigan’s governor outlined several key goals for the state’s energy policy, with a focus on increasing the use of clean energy sources, reducing Michigan’s reliance on coal, deploying smart meters, investing in the power grid and pipeline system, eliminating energy waste, and ensuring affordable, reliable, and adaptable energy while protecting the environment. Presently, the Michigan Senate and House of Representatives are considering two separate but similar pieces of legislation to address energy policy. Consumers is unable to predict the form and timing of any final legislation.

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

Financial Performance

For the three months ended March 31, 2016, CMS Energy’s net income available to common stockholders was $164 million and diluted EPS were $0.59. This compares with net income available to common stockholders of $202 million and diluted EPS of $0.73 for the three months ended March 31, 2015. Among the primary factors contributing to CMS Energy’s decreased earnings in 2016 were lower electric and gas deliveries, reflecting the second-warmest winter in Consumers’ history, offset partially by benefits from electric and gas rate increases.

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

In recent years, Michigan has benefited from strong economic growth; it ranked third among states in GDP growth from 2009 through 2014. Consumers expects that the continued rise in industrial production will drive its electric deliveries to increase annually by about 0.5 to 1.0 percent on average through 2020. Excluding the impacts of energy efficiency programs, Consumers expects its electric deliveries to increase by about 1.0 to 1.5 percent annually through 2020. Consumers is projecting that its gas deliveries will remain stable through 2020. This outlook reflects growth in gas demand offset by energy efficiency and conservation.

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

RESULTS OF OPERATIONS

CMS Energy Consolidated Results of Operations

	In Millions, Except Per Share Amounts
Three Months Ended March 31	2016	2015	Change
Net Income Available to Common Stockholders	$164	$202	$(38)
Basic Earnings Per Share	$0.59	$0.73	$(0.14)
Diluted Earnings Per Share	$0.59	$0.73	$(0.14)

	In Millions
Three Months Ended March 31	2016	2015	Change
Electric utility	$91	$94	$(3)
Gas utility	81	121	(40)
Enterprises	6	7	(1)
Corporate interest and other	(14)	(20)	6
Net Income Available to Common Stockholders	$164	$202	$(38)

Presented in the following table are specific after-tax changes to net income available to common stockholders:

			In Millions
	March 31, 2016 better/(worse) than 2015
Reasons for the change	Three Months Ended
Consumers electric utility and gas utility
Electric sales
Weather	$(18)
Non-weather	-	$(18)
Gas sales
Weather	(56)
Non-weather	13	(43)
Electric rate increase		29
Gas rate increase		8
Employee benefit costs		6
Depreciation and property taxes		(14)
Operating and maintenance costs		(7)
Other		(4)	$(43)
Enterprises
Maintenance costs			(1)
Corporate interest and other
EnerBank earnings			2
Other			4
Total change			$(38)

Consumers Electric Utility Results of Operations

			In Millions
Three Months Ended March 31	2016	2015	Change
Net Income Available to Common Stockholders	$91	$94	$(3)
Reasons for the change
Electric deliveries and rate increases			$18
Maintenance and other operating expenses			(7)
Depreciation and amortization			(6)
General taxes			(4)
Other income, net of expenses			(6)
Interest charges			(2)
Income taxes			4
Total change			$(3)

Following is a discussion of significant changes to net income available to common stockholders.

Electric Deliveries and Rate Increases: For the three months ended March 31, 2016, electric delivery revenues increased $18 million compared with 2015. This change reflected $48 million from a December 2015 rate increase and a $7 million increase associated with energy efficiency programs. These increases were offset partially by a $27 million decrease in sales, reflecting the second-warmest winter in Consumers’ history. Additionally, revenue associated with securitization bonds decreased $10 million, due primarily to the retirement in October 2015 of securitization bonds issued by Consumers in 2001. Deliveries to end-use customers were 9.1 billion kWh in 2016 and 9.5 billion kWh in 2015.

Maintenance and Other Operating Expenses: For the three months ended March 31, 2016, maintenance and other operating expenses increased $7 million compared with 2015. This change was due to a $9 million increase in storm restoration costs, a $7 million increase associated with energy efficiency programs, and a $3 million increase in forestry spending. These increases were offset partially by a $6 million decrease in postretirement benefit costs attributable primarily to the change to a full-yield-curve approach to calculate the service cost and interest expense components of net periodic benefit costs for the DB Pension and OPEB Plans. The increases were also offset partially by a $3 million reduction in uncollectible accounts expense and a $3 million reduction in other operating and maintenance expenses.

Depreciation and Amortization: For the three months ended March 31, 2016, depreciation and amortization expense increased $6 million compared with 2015. This increase was due primarily to increased plant in service and an increase in depreciation rates authorized in a June 2015 rate order that became effective in December 2015. These increases were offset partially by lower amortization of securitized assets, reflecting the conclusion in October 2015 of Consumers’ 2001 securitization program.

General Taxes: For the three months ended March 31, 2016, general taxes increased $4 million compared with 2015, due to increased property taxes, reflecting higher capital spending.

Other Income, Net of Expenses: For the three months ended March 31, 2016, other income, net of expenses, decreased $6 million compared with 2015. This decrease reflected the absence, in 2016, of a $6 million gain related to a donation of CMS Energy stock by Consumers. The gain was eliminated on CMS Energy’s consolidated statements of income.

Income Taxes: For the three months ended March 31, 2016, income taxes decreased $4 million compared with 2015, due primarily to a change in the treatment of excess tax benefits on restricted stock awards as a result of the early adoption of a new accounting standard. For further details on the implementation of this standard, see Note 1, New Accounting Standards.

Consumers Gas Utility Results of Operations

			In Millions
Three Months Ended March 31	2016	2015	Change
Net Income Available to Common Stockholders	$81	$121	$(40)
Reasons for the change
Gas deliveries and rate increases			$(53)
Maintenance and other operating expenses			3
Depreciation and amortization			(10)
General taxes			(3)
Other income, net of expenses			(2)
Income taxes			25
Total change			$(40)

Following is a discussion of significant changes to net income available to common stockholders.

Gas Deliveries and Rate Increases: For the three months ended March 31, 2016, gas delivery revenues decreased $53 million compared with 2015. This change was attributable to $68 million in decreased sales, reflecting the second-warmest winter in Consumers’ history. The decrease was offset partially by $13 million from a January 2016 rate increase and $2 million in other revenue. Deliveries to end-use customers were 121 bcf in 2016 and 152 bcf in 2015.

Maintenance and Other Operating Expenses: For the three months ended March 31, 2016, maintenance and other operating expenses decreased $3 million compared with 2015. This change was due primarily to a decrease in postretirement benefit costs attributable to the change to a full-yield-curve approach to calculate the service cost and interest expense components of net periodic benefit costs for the DB Pension and OPEB Plans.

Depreciation and Amortization: For the three months ended March 31, 2016, depreciation and amortization expense increased $10 million compared with 2015, due primarily to increased plant in service.

General Taxes: For the three months ended March 31, 2016, general taxes increased $3 million compared with 2015, due primarily to increased property taxes, reflecting higher capital spending.

Income Taxes: For the three months ended March 31, 2016, income taxes decreased $25 million compared with 2015. Of this decrease, $23 million was attributable to lower gas utility earnings and $2 million to a change in the treatment of excess tax benefits on restricted stock awards as a result of the early adoption of a new accounting standard. For further details on the implementation of this standard, see Note 1, New Accounting Standards.

Enterprises Results of Operations

			In Millions
Three Months Ended March 31	2016	2015	Change
Net Income Available to Common Stockholders	$6	$7	$(1)

For the three months ended March 31, 2016, net income of the enterprises segment decreased $1 million compared with 2015, due primarily to higher maintenance expenses.

Corporate Interest and Other Results of Operations

			In Millions
Three Months Ended March 31	2016	2015	Change
Net Income (Loss) Available to Common Stockholders	$(14)	$(20)	$6

For the three months ended March 31, 2016, corporate interest and other net expenses decreased $6 million compared with 2015, due primarily to a $4 million reduction in miscellaneous corporate costs and $2 million of higher earnings at EnerBank.

CASH POSITION, INVESTING, AND FINANCING

At March 31, 2016, CMS Energy had $205 million of consolidated cash and cash equivalents, which included $28 million of restricted cash and cash equivalents. At March 31, 2016, Consumers had $55 million of consolidated cash and cash equivalents, which included $28 million of restricted cash and cash equivalents.

Operating Activities

Presented in the following table are specific components of net cash provided by operating activities for the three months ended March 31, 2016 and 2015:

			In Millions
Three Months Ended March 31	2016	2015	Change
CMS Energy, including Consumers
Net income	$164	$202	$(38)
Non-cash transactions[1]	327	363	(36)
	491	565	(74)
Changes in core working capital[2]	242	294	(52)
Postretirement benefits contributions	(2)	(31)	29
Changes in other assets and liabilities, net	(99)	(68)	(31)
Net cash provided by operating activities	$632	$760	$(128)
Consumers
Net income	$172	$215	$(43)
Non-cash transactions[1]	316	299	17
	488	514	(26)
Changes in core working capital[2]	261	299	(38)
Postretirement benefits contributions	(1)	(30)	29
Changes in other assets and liabilities, net	(83)	3	(86)
Net cash provided by operating activities	$665	$786	$(121)

1     Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash operating activities.

2     Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

For the three months ended March 31, 2016, net cash provided by operating activities at CMS Energy decreased $128 million compared with 2015 and net cash provided by operating activities at Consumers decreased $121 million compared with 2015. These changes were due primarily to lower net income, net of non-cash transactions, and lower collections of GCR underrecoveries, offset partially by a decrease in postretirement benefit contributions. Higher income tax payments to CMS Energy also contributed to the decrease in net cash provided by operating activities at Consumers.

Investing Activities

Presented in the following table are specific components of net cash used in investing activities for the three months ended March 31, 2016 and 2015:

			In Millions
Three Months Ended March 31	2016	2015	Change
CMS Energy, including Consumers
Capital expenditures	$(407)	$(348)	$(59)
Increase in EnerBank notes receivable	(16)	(29)	13
DB SERP fund contributions	-	(25)	25
Costs to retire property and other	(28)	(20)	(8)
Net cash used in investing activities	$(451)	$(422)	$(29)
Consumers
Capital expenditures	$(406)	$(345)	$(61)
DB SERP fund contributions	-	(17)	17
Costs to retire property and other	(27)	(21)	(6)
Net cash used in investing activities	$(433)	$(383)	$(50)

For the three months ended March 31, 2016, net cash used in investing activities at CMS Energy increased $29 million compared with 2015 and net cash used in investing activities at Consumers increased $50 million compared with 2015. At CMS Energy, the change was due primarily to higher capital expenditures at Consumers, offset partially by slower growth in EnerBank consumer lending and the absence, in 2016, of DB SERP fund contributions. The change at Consumers was due primarily to higher capital expenditures, offset partially by the absence, in 2016, of DB SERP fund contributions.

Financing Activities

Presented in the following table are specific components of net cash used in financing activities for the three months ended March 31, 2016 and 2015:

			In Millions
Three Months Ended March 31	2016	2015	Change
CMS Energy, including Consumers
Payment of dividends on common stock	$(86)	$(80)	$(6)
Retirement of debt	(30)	(11)	(19)
Issuance of common stock	63	4	59
Proceeds from EnerBank certificates of deposit, net	14	40	(26)
Issuance of debt	30	100	(70)
Decrease in notes payable	(249)	(60)	(189)
Other financing activities	(12)	(16)	4
Net cash used in financing activities	$(270)	$(23)	$(247)
Consumers
Payment of dividends on common stock	$(155)	$(122)	$(33)
Retirement of debt	-	(11)	11
Stockholder contribution from CMS Energy	150	150	-
Decrease in notes payable	(249)	(60)	(189)
Other financing activities	(1)	(6)	5
Net cash used in financing activities	$(255)	$(49)	$(206)

For the three months ended March 31, 2016, net cash used in financing activities at CMS Energy increased $247 million compared with 2015 and net cash used in financing activities at Consumers increased $206 million compared with 2015. At CMS Energy, the change was due primarily to higher repayments under Consumers’ commercial paper program and a decrease in debt issuances, offset partially by increased common stock issuances under the continuous equity offering program. At Consumers, the change was due primarily to higher repayments under the commercial paper program and higher dividend payments to CMS Energy.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization—Dividend Restrictions. For the three months ended March 31, 2016, Consumers paid $155 million in dividends on its common stock to CMS Energy.

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

In April 2015, CMS Energy entered into an updated continuous equity offering program. Under this program, CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million. CMS Energy issued common stock under the program and received net proceeds of $60 million in March 2016 and $30 million in 2015.

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations. As a result of accelerated pension funding in recent years and several initiatives to reduce costs, Consumers anticipates continued strong cash flows from operating activities for the remainder of 2016.

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

At March 31, 2016, CMS Energy had $549 million of its secured revolving credit facility available and Consumers had $893 million available. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by one of Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the revolving credit facility’s available capacity, Consumers would not issue commercial paper in an amount exceeding the available facility capacity. At March 31, 2016, no commercial paper notes were outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Note 4, Financings and Capitalization.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At March 31, 2016, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of March 31, 2016, as presented in the following table:

March 31, 2016
Credit Agreement, Indenture, or Facility	Limit		Actual
CMS Energy parent
Debt to EBITDA[1]	<	6.0 to 1.0	4.5 to 1.0
Consumers
Debt to Capital[2]	<	0.65 to 1.0	0.47 to 1.0

1                   Applies to CMS Energy’s $550 million revolving and $180 million term loan credit agreements.

2                   Applies to Consumers’ $650 million, $250 million, and $30 million revolving credit agreements, and $35 million and $68 million reimbursement agreements.

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

Off-Balance-Sheet Arrangements

CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $153 million at March 31, 2016. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments—Guarantees.

OUTLOOK

Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position. For additional details regarding these and other uncertainties, see Forward-Looking Statements and Information; Note 2, Regulatory Matters; Note 3, Contingencies and Commitments; and Part II—Item 1A. Risk Factors.

Consumers Electric Utility and Gas Utility Outlook and Uncertainties

Smart Energy: Consumers began the full-scale deployment of smart meters in 2012 and expects to complete it in 2017. Smart meters allow customers to monitor and manage their energy usage, which Consumers expects will help reduce demand during critical peak times, resulting in lower peak electric capacity requirements. In addition, Consumers is able to disconnect and reconnect service, read, and bill from smart meters remotely. Consumers will continue to add further functionality to its smart meters. Consumers is also installing communication modules on gas meters in areas where it provides both electricity and natural gas to customers. The communication modules allow Consumers to read and bill from gas meters remotely.

By the end of 2017, Consumers expects that it will have installed a total of 1.8 million smart meters and 600,000 communication modules throughout its service territory. As of March 31, 2016, Consumers had upgraded 889,000 electric customers to smart meters and had installed 116,000 communication modules on gas meters.

In areas where it provides only natural gas to customers, Consumers plans to deploy automated meter reading technology on gas meters beginning in 2018. Under this program, communication modules will be installed on 1.2 million gas meters, allowing Consumers to conduct drive-by meter reading.

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

•                 expanded use of renewable energy

•                 construction or purchase of electric generating units

•                 continued operation or upgrade of existing units

•                 purchases of short-term market capacity

In April 2016, Consumers retired seven of its coal-fueled electric generating units, representing 950 MW of generating capacity. Even with these retirements, Consumers expects to meet the capacity requirements of its full-service customers for 2016 through 2020 through the use of a 540-MW natural gas-fueled electric generating plant purchased in December 2015, upgrades at Ludington, expanded use of renewable energy, energy efficiency programs, and demand management programs. As demand forecasts become more certain, Consumers may take additional actions to cover any remaining capacity requirements for its full-service customers, including participation in the annual MISO planning resource auction.

In 2014, Consumers deferred the development of a proposed 700-MW natural gas-fueled electric generating plant at its Thetford complex in Genesee County, Michigan. The MDEQ granted an extension of the project’s air permit in January 2015, which will be void if Consumers does not start construction or obtain a further extension before July 2016.

Renewable Energy Plan: Consumers’ renewable energy plan details how Consumers expects to meet REC and capacity standards prescribed by the 2008 Energy Law. This law requires Consumers to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least ten percent of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers expects to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.

In conjunction with its renewable energy plan, Consumers signed a 15-year agreement in September 2015 to purchase renewable capacity, energy, and RECs from a 100-MW wind park to be constructed in Huron County, Michigan. The wind park is expected to be operational in 2017. Consumers also completed construction of a community solar project in April 2016 and expects to complete construction of another later in the year. Together, these solar projects will provide a combined four MW of nameplate capacity.

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

Over the next five years, Consumers plans conservatively for average electric delivery growth of about 0.5 to 1.0 percent annually. This increase reflects growth in electric demand, offset partially by the predicted effects of energy efficiency programs and appliance efficiency standards. Actual delivery levels will depend on:

•                 energy conservation measures and results of energy efficiency programs

•                 weather fluctuations

•                 Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity

Electric ROA: The 2008 Energy Law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. At March 31, 2016, electric deliveries under the ROA program were at the ten-percent limit and alternative electric suppliers were providing 749 MW of generation service to ROA customers. Of Consumers’ 1.8 million electric customers, 304 customers, or 0.02 percent, purchased electric generation service under the ROA program.

Michigan Energy Legislation: In 2015, Michigan’s governor outlined several key goals for the state’s energy policy, with a focus on increasing the use of clean energy sources, reducing Michigan’s reliance on coal, deploying smart meters, investing in the power grid and pipeline system, eliminating energy waste, and ensuring affordable, reliable, and adaptable energy while protecting the environment. Presently, the Michigan Senate and House of Representatives are considering two separate but similar pieces of legislation to address energy policy. Consumers is unable to predict the form and timing of any final legislation.

Electric Transmission: In 2012, ReliabilityFirst Corporation informed Consumers that Consumers may not have been properly registered to meet certain NERC electric reliability standards. Consumers assessed its registration status, taking into consideration FERC’s December 2012 order on the definition of a bulk electric system, and became registered under NERC standards as a transmission owner, transmission planner, and transmission operator in October 2015. In March 2016, Consumers received FERC approval to begin collecting transmission revenues under MISO’s transmission tariff effective April 2016. Consumers had previously received approval from the MPSC in 2014 and FERC in 2015 to reclassify $34 million of net plant assets from distribution to transmission. Consumers completed the reclassification in April 2016.

In a separate matter, METC notified Consumers that the reclassified assets need to be conveyed by Consumers to METC under the terms of the DTIA. Consumers disagrees with METC’s interpretation of the provisions of the DTIA. The parties remain in dispute resolution.

Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Note 2, Regulatory Matters.

Electric Rate Case: In March 2016, Consumers filed an application with the MPSC seeking an annual rate increase of $225 million, based on a 10.7 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. Presented in the following table are the components of the requested increase in revenue:

In Millions
Components of the rate increase
Investment in rate base	$161
Operating and maintenance costs	21
Gross margin	17
Cost of capital	15
Working capital	11
Total	$225

The filing also seeks approval of an investment recovery mechanism that would allow recovery of $38 million in 2017, $92 million in 2018, and $92 million in 2019 for incremental investments that Consumers plans to make in those years, subject to reconciliation.

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

In 2012, the EPA published emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS. Under MATS, all of Consumers’ existing coal-fueled electric generating units are required to add additional controls for hazardous air pollutants. Consumers met the extended deadline of April 2016 for five coal-fueled units and two oil/gas-fueled units it continues to operate and retired its seven remaining coal-fueled units. MATS is presently being litigated, but any decision is not presently expected to impact Consumers’ MATS compliance strategy. In addition, Consumers must still comply with the Michigan Mercury Rule and with its settlement agreement with the EPA entered into in November 2014 concerning opacity and NSR.

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

In August 2015, the EPA finalized new rules pursuant to Section 111(b) of the Clean Air Act to limit carbon dioxide emissions from new electric generating units. New coal-fueled units will not be able to meet this limit without installing carbon dioxide control equipment using such methods as carbon capture and sequestration. Also in August 2015, the EPA finalized new rules pursuant to Section 111(b) of the Clean Air Act to limit carbon dioxide emissions from modified or reconstructed electric generating units. Both of these rules are being litigated.

In October 2015, the EPA published final rules pursuant to Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units, calling the rules the “Clean Power Plan.” The rules would require a 32 percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels). Initial state implementation plans would be due September 2016 with extensions available until 2018. States choosing not to develop their own implementation plans would be subject to the federal plan.

Certain states, corporations, and industry groups have initiated litigation opposing the proposed Clean Power Plan. In February 2016, the U.S. Supreme Court stayed the Clean Power Plan while the litigation proceeds. While Michigan’s Attorney General has joined the litigation, the governor had indicated that Michigan plans to file a state carbon implementation plan. In light of the stay of the Clean Power Plan, the State of Michigan has ceased additional work pending outcome of the litigation.

In December 2015, a group of 195 countries finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. As part of this agreement, the United States pledged a 26 percent reduction in greenhouse-gas-emissions by 2025 (with aspirations to achieve a 28 percent reduction) compared with 2005 levels. These targets are in line with the now-stayed Clean Power Plan targets. While these emission reduction commitments are non-binding, they will be governed by the Clean Power Plan should it survive judicial scrutiny.

Consumers believes that it is favorably positioned to deal with the impact of carbon regulation through its clean energy plan, its present carbon reduction target, and its emphasis on supply diversity. Consumers cannot, however, predict the outcome of these EPA rules in court, or of Michigan’s implementation plan, which was to be submitted for EPA review and approval in 2018, but now will likely be delayed. Consumers will continue to monitor regulatory activity regarding greenhouse gas emissions standards that may affect electric generating units.

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

Water: The EPA’s rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act became effective in October 2014. The rule is aimed at reducing alleged harmful impacts on fish and shellfish. Consumers believes its environmental strategy will allow it to achieve compliance with the final rule. In November 2015, the EPA released its final effluent limitation guidelines, which set stringent new requirements for the discharge of arsenic, mercury, selenium, and nitrogen from electric generating units into wastewater streams.

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

Other electric environmental matters could have a material impact on Consumers’ outlook. For additional details on other electric environmental matters, see Note 3, Contingencies and Commitments—Consumers Electric Utility Contingencies—Electric Environmental Matters.

Consumers Gas Utility Outlook and Uncertainties

Gas Deliveries: Consumers expects weather-adjusted gas deliveries in 2016 to increase by 1.0 percent compared with 2015. Over the next five years, Consumers plans conservatively for stable deliveries. This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this expectation due to:

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

•                 gas price changes

•                 Michigan economic conditions, including population trends and housing activity

•                 the price of competing energy sources or fuels

•                 energy efficiency and conservation impacts

Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For details on rate matters, see Note 2, Regulatory Matters.

Gas Environmental Outlook: Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites. For additional details, see Note 3, Contingencies and Commitments—Consumers Gas Utility Contingencies—Gas Environmental Matters.

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

Other Outlook and Uncertainties

EnerBank: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank represented three percent of CMS Energy’s net assets at March 31, 2016 and five percent of CMS Energy’s net income available to common stockholders for the three months ended March 31, 2016. The carrying value of EnerBank’s loan portfolio was $1.2 billion at March 31, 2016. Its loan portfolio was funded primarily by certificates of deposit of $1.1 billion. The twelve-month rolling average net default rate on loans held by EnerBank was 0.7 percent at March 31, 2016. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of March 31, 2016.

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

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2016	2015

Operating Revenue	$1,801	$2,111

Operating Expenses
Fuel for electric generation	125	167
Purchased and interchange power	346	349
Purchased power – related parties	22	23
Cost of gas sold	354	589
Maintenance and other operating expenses	293	283
Depreciation and amortization	238	222
General taxes	87	81
Total operating expenses	1,465	1,714

Operating Income	336	397

Other Income (Expense)
Interest income	1	1
Allowance for equity funds used during construction	3	2
Income from equity method investees	4	4
Other income	3	3
Other expense	(3)	(4)
Total other income	8	6

Interest Charges
Interest on long-term debt	100	96
Other interest expense	7	6
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	106	101

Income Before Income Taxes	238	302
Income Tax Expense	74	100

Net Income Available to Common Stockholders	$164	$202

Basic Earnings Per Average Common Share	$0.59	$0.73
Diluted Earnings Per Average Common Share	$0.59	$0.73

Dividends Declared Per Common Share	$0.31	$0.29

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

		In Millions
Three Months Ended March 31	2016	2015

Net Income	$164	$202

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- and $1	-	1

Other Comprehensive Income	-	1

Comprehensive Income	$164	$203

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Cash Flows (Unaudited)

		In Millions
Three Months Ended March 31	2016	2015

Cash Flows from Operating Activities
Net income	$164	$202
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization	238	222
Deferred income taxes and investment tax credit	68	99
Other non-cash operating activities	21	42
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	16	(48)
Inventories	274	378
Accounts payable and accrued refunds	(48)	(36)
Other current and non-current assets and liabilities	(101)	(99)
Net cash provided by operating activities	632	760

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(407)	(348)
Increase in EnerBank notes receivable	(16)	(29)
Cost to retire property and other investing activities	(28)	(45)
Net cash used in investing activities	(451)	(422)

Cash Flows from Financing Activities
Proceeds from issuance of debt	30	100
Proceeds from EnerBank certificates of deposit, net	14	40
Issuance of common stock	63	4
Retirement of long-term debt	(30)	(11)
Payment of dividends on common stock	(86)	(80)
Decrease in notes payable	(249)	(60)
Payment of capital lease obligations and other financing costs	(12)	(16)
Net cash used in financing activities	(270)	(23)

Net Increase (Decrease) in Cash and Cash Equivalents	(89)	315
Cash and Cash Equivalents, Beginning of Period	266	207

Cash and Cash Equivalents, End of Period	$177	$522

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$173	$117

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets (Unaudited)

ASSETS
		In Millions
	March 31	December 31
	2016	2015

Current Assets
Cash and cash equivalents	$177	$266
Restricted cash and cash equivalents	28	19
Accounts receivable and accrued revenue, less allowances of $29 in 2016 and $28 in 2015	730	774
Notes receivable, less allowances of $10 in 2016 and $9 in 2015	135	128
Notes receivable held for sale	16	16
Accounts receivable – related parties	11	11
Inventories at average cost
Gas in underground storage	314	568
Materials and supplies	120	126
Generating plant fuel stock	64	84
Deferred property taxes	193	235
Regulatory assets	11	16
Prepayments and other current assets	91	77
Total current assets	1,890	2,320

Plant, Property, and Equipment
Plant, property, and equipment, gross	19,334	18,943
Less accumulated depreciation and amortization	5,878	5,747
Plant, property, and equipment, net	13,456	13,196
Construction work in progress	1,451	1,509
Total plant, property, and equipment	14,907	14,705

Other Non-current Assets
Regulatory assets	1,827	1,840
Accounts and notes receivable	1,034	1,027
Investments	64	64
Other	315	343
Total other non-current assets	3,240	3,274

Total Assets	$20,037	$20,299

LIABILITIES AND EQUITY
		In Millions
	March 31	December 31
	2016	2015

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$950	$706
Notes payable	-	249
Accounts payable	534	633
Accounts payable – related parties	9	9
Accrued rate refunds	34	26
Accrued interest	72	106
Accrued taxes	254	349
Regulatory liabilities	76	82
Other current liabilities	118	142
Total current liabilities	2,047	2,302

Non-current Liabilities
Long-term debt	8,170	8,400
Non-current portion of capital leases and financing obligation	114	118
Regulatory liabilities	2,092	2,088
Postretirement benefits	581	591
Asset retirement obligations	440	439
Deferred investment tax credit	55	56
Deferred income taxes	2,078	2,017
Other non-current liabilities	314	313
Total non-current liabilities	13,844	14,022

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 279.2 shares in 2016 and 277.2 shares in 2015	3	3
Other paid-in capital	4,897	4,837
Accumulated other comprehensive loss	(47)	(47)
Accumulated deficit	(744)	(855)
Total common stockholders’ equity	4,109	3,938
Noncontrolling interests	37	37
Total equity	4,146	3,975

Total Liabilities and Equity	$20,037	$20,299

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity (Unaudited)

		In Millions
Three Months Ended March 31	2016	2015

Total Equity at Beginning of Period	$3,975	$3,707

Common Stock
At beginning and end of period	3	3

Other Paid-in Capital
At beginning of period	4,837	4,774
Common stock issued	70	10
Common stock repurchased	(10)	(11)
Common stock reissued	-	10
At end of period	4,897	4,783

Accumulated Other Comprehensive Loss
At beginning of period	(47)	(49)
Retirement benefits liability
At beginning of period	(43)	(48)
Amortization of net actuarial loss	-	1
At end of period	(43)	(47)
Investments
At beginning and end of period	(4)	(1)
At end of period	(47)	(48)

Accumulated Deficit
At beginning of period	(855)	(1,058)
Cumulative effect of change in accounting principle	33	-
Net income attributable to CMS Energy	164	202
Dividends declared on common stock	(86)	(80)
At end of period	(744)	(936)

Noncontrolling Interests
At beginning and end of period	37	37

Total Equity at End of Period	$4,146	$3,839

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Income (Unaudited)

		In Millions
Three Months Ended March 31	2016	2015

Operating Revenue	$1,723	$2,028

Operating Expenses
Fuel for electric generation	99	133
Purchased and interchange power	343	346
Purchased power – related parties	22	23
Cost of gas sold	351	583
Maintenance and other operating expenses	269	265
Depreciation and amortization	237	220
General taxes	85	79
Total operating expenses	1,406	1,649

Operating Income	317	379

Other Income (Expense)
Interest income	1	1
Allowance for equity funds used during construction	3	2
Other income	3	12
Other expense	(3)	(4)
Total other income	4	11

Interest Charges
Interest on long-term debt	65	63
Other interest expense	3	3
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	67	65

Income Before Income Taxes	254	325
Income Tax Expense	82	110

Net Income Available to Common Stockholder	$172	$215

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

		In Millions
Three Months Ended March 31	2016	2015

Net Income	$172	$215

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- for all periods	-	1

Investments
Unrealized gain on investments, net of tax of $2 and $-	3	-
Reclassification adjustments included in net income, net of tax of $- and $(3)	-	(5)

Other Comprehensive Income (Loss)	3	(4)

Comprehensive Income	$175	$211

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Cash Flows (Unaudited)

		In Millions
Three Months Ended March 31	2016	2015

Cash Flows from Operating Activities
Net income	$172	$215
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	237	220
Deferred income taxes and investment tax credit	62	39
Other non-cash operating activities	17	40
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	33	(43)
Inventories	270	374
Accounts payable and accrued refunds	(42)	(32)
Other current and non-current assets and liabilities	(84)	(27)
Net cash provided by operating activities	665	786

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(406)	(345)
Cost to retire property and other investing activities	(27)	(38)
Net cash used in investing activities	(433)	(383)

Cash Flows from Financing Activities
Retirement of long-term debt	-	(11)
Payment of dividends on common stock	(155)	(122)
Stockholder contribution	150	150
Decrease in notes payable	(249)	(60)
Payment of capital lease obligations and other financing costs	(1)	(6)
Net cash used in financing activities	(255)	(49)

Net Increase (Decrease) in Cash and Cash Equivalents	(23)	354
Cash and Cash Equivalents, Beginning of Period	50	71

Cash and Cash Equivalents, End of Period	$27	$425

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$154	$117

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets (Unaudited)

ASSETS
		In Millions
	March 31	December 31
	2016	2015

Current Assets
Cash and cash equivalents	$27	$50
Restricted cash and cash equivalents	28	19
Accounts receivable and accrued revenue, less allowances of $29 in 2016 and $28 in 2015	713	758
Accounts receivable – related parties	1	17
Inventories at average cost
Gas in underground storage	314	568
Materials and supplies	115	120
Generating plant fuel stock	63	80
Deferred property taxes	193	235
Regulatory assets	11	16
Prepayments and other current assets	84	66
Total current assets	1,549	1,929

Plant, Property, and Equipment
Plant, property, and equipment, gross	19,165	18,797
Less accumulated depreciation and amortization	5,821	5,676
Plant, property, and equipment, net	13,344	13,121
Construction work in progress	1,449	1,467
Total plant, property, and equipment	14,793	14,588

Other Non-current Assets
Regulatory assets	1,827	1,840
Accounts and notes receivable	10	10
Investments	34	29
Other	209	239
Total other non-current assets	2,080	2,118

Total Assets	$18,422	$18,635

LIABILITIES AND EQUITY
		In Millions
	March 31	December 31
	2016	2015

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$469	$220
Notes payable	-	249
Accounts payable	521	613
Accounts payable – related parties	15	15
Accrued rate refunds	34	26
Accrued interest	47	65
Accrued taxes	262	352
Regulatory liabilities	76	82
Other current liabilities	87	109
Total current liabilities	1,511	1,731

Non-current Liabilities
Long-term debt	4,934	5,183
Non-current portion of capital leases and financing obligation	114	118
Regulatory liabilities	2,092	2,088
Postretirement benefits	519	529
Asset retirement obligations	439	438
Deferred investment tax credit	55	56
Deferred income taxes	2,799	2,710
Other non-current liabilities	243	236
Total non-current liabilities	11,195	11,358

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,874	3,724
Accumulated other comprehensive loss	(3)	(6)
Retained earnings	967	950
Total common stockholder’s equity	5,679	5,509
Preferred stock	37	37
Total equity	5,716	5,546

Total Liabilities and Equity	$18,422	$18,635

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

		In Millions
Three Months Ended March 31	2016	2015

Total Equity at Beginning of Period	$5,546	$5,277

Common Stock
At beginning and end of period	841	841

Other Paid-in Capital
At beginning of period	3,724	3,574
Stockholder contribution	150	150
At end of period	3,874	3,724

Accumulated Other Comprehensive Loss
At beginning of period	(6)	(7)
Retirement benefits liability
At beginning of period	(19)	(26)
Amortization of net actuarial loss	-	1
At end of period	(19)	(25)
Investments
At beginning of period	13	19
Unrealized gain on investments	3	-
Reclassification adjustments included in net income	-	(5)
At end of period	16	14
At end of period	(3)	(11)

Retained Earnings
At beginning of period	950	832
Net income	172	215
Dividends declared on common stock	(155)	(122)
At end of period	967	925

Preferred Stock
At beginning and end of period	37	37

Total Equity at End of Period	$5,716	$5,516

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consumers Energy Company

Notes to the Unaudited Consolidated Financial Statements

These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP. CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the current period. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure the fair presentation of financial position, results of operations, and cash flows for the periods presented. The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2015 Form 10-K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1:                    NEW ACCOUNTING STANDARDS

Implementation of New Accounting Standards

ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period: This standard, which was effective on January 1, 2016 for CMS Energy and Consumers, addresses stock awards with performance targets that can be met after an employee has completed the required service period. The standard was issued to resolve diversity in practice regarding the accounting treatment for this type of award. Under the new guidance, the probability of the performance target being met should be factored into compensation expense each period. This guidance is consistent with the accounting that CMS Energy and Consumers already applied to awards of this type. Therefore, the standard had no impact on CMS Energy’s or Consumers’ consolidated financial statements.

ASU 2015-02, Amendments to the Consolidation Analysis: This standard, which was effective on January 1, 2016 for CMS Energy and Consumers, provides amended guidance on whether reporting entities should consolidate certain legal entities, including limited partnerships. CMS Energy and Consumers determined that the standard does not change any of their consolidation conclusions or have any impact on their consolidated income, cash flows, or financial position.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs: This standard, which was effective on January 1, 2016 for CMS Energy and Consumers, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet. Previously, debt issuance costs were reported as an asset. The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums. In accordance with the standard, CMS Energy included $40 million and Consumers included $22 million of unamortized debt issuance costs in long-term debt on their consolidated balance sheets at March 31, 2016. In addition, this standard requires that companies apply the new guidance retrospectively to all prior periods presented. Accordingly, CMS Energy reclassified $41 million and Consumers reclassified $23 million of unamortized debt issuance costs from other non-current assets to long-term debt on their consolidated balance sheets at December 31, 2015.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting: This standard was issued to simplify and improve the accounting for employee share-based payment awards. The standard will be effective on January 1, 2017 for CMS Energy and Consumers, but early adoption is permitted. CMS Energy and Consumers elected to adopt the standard as of January 1, 2016. The standard requires all excess tax benefits and deficiencies that occur upon vesting of employee stock awards to be recognized in net income. Previously, CMS Energy and Consumers did not record excess tax benefits on restricted stock awards in net income but, under this standard, CMS Energy and Consumers recorded $6 million of excess tax benefits in net income for the three months ended March 31, 2016. Also, in accordance with the standard, CMS Energy recorded a $33 million cumulative adjustment to its accumulated deficit at January 1, 2016. This amount represented excess federal tax benefits that CMS Energy had not recognized in prior periods due to the use of tax loss carryforwards. The implementation of this standard had no other material impacts on CMS Energy’s or Consumers’ consolidated financial statements.

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

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities: This standard, which will be effective January 1, 2018 for CMS Energy and Consumers, is intended to improve the accounting for financial instruments. The standard will require investments in equity securities to be measured at fair value, with changes in fair value recognized in net income, except for certain investments such as those that qualify for equity-method accounting. The standard will no longer permit unrealized gains and losses for certain equity investments to be recorded in AOCI. CMS Energy and Consumers presently record unrealized gains and losses on certain equity investments, including the mutual funds in the DB SERP and Consumers’ investment in CMS Energy common stock, in AOCI. For further details on these investments, see Note 6, Financial Instruments. Entities will apply the standard using a modified retrospective approach, with a cumulative-effect adjustment recorded to beginning retained earnings on the effective date. CMS Energy and Consumers are evaluating whether there may be further impacts of the standard on their consolidated financial statements.

ASU 2016-02, Leases: This standard, which will be effective January 1, 2019 for CMS Energy and Consumers, establishes a new accounting model for leases. The standard will require companies to recognize lease assets and liabilities on the balance sheet for all leases with a term of more than one year, including operating leases, which are not recorded on the balance sheet under existing standards. The new guidance will also amend the definition of a lease to require that a lessee control the use of a specified asset, and not simply control or take the output of the asset. On the income statement, leases that meet existing capital lease criteria will generally be accounted for under a financing model, while operating leases will generally be accounted for under a straight-line expense model. CMS Energy and Consumers are evaluating the impact of the standard on their consolidated financial statements.

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

Electric Rate Case: In December 2014, Consumers filed an application with the MPSC seeking an annual rate increase of $163 million, based on a 10.7 percent authorized return on equity. In June 2015, Consumers self-implemented an annual rate increase of $110 million, subject to refund with interest. The MPSC issued an order in November 2015, authorizing an annual rate increase of $165 million, based on a 10.3 percent authorized rate of return on equity. In April 2016, upon the retirement of seven coal-fueled electric generating units, the annual rate increase was reduced to $126 million.

In February 2016, Consumers filed a reconciliation of total revenues collected during self-implementation to those that would have collected under final rates. Consumers’ reconciliation indicated that no refund would be required.

Gas Rate Case: In July 2015, Consumers filed an application with the MPSC seeking an annual rate increase of $85 million, based on a 10.7 percent authorized return on equity. In January 2016, Consumers self-implemented an annual rate increase of $60 million, subject to refund with interest. In April 2016, the MPSC approved a settlement agreement authorizing a $40 million annual rate increase. Consumers had a recorded reserve for customer refunds at March 31, 2016 that it believes is adequate.

Energy Optimization Plan Incentive: Consumers will file its 2015 energy optimization reconciliation in 2016, requesting the MPSC’s approval to collect the maximum performance incentive of $18 million from customers for exceeding its statutory savings targets in 2015 and for achieving certain other goals.

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

CMS Energy Contingencies

Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, have been named as defendants in four class action lawsuits and one individual lawsuit arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations include price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Kansas, Missouri, and Wisconsin. Plaintiffs are making claims for the following: treble damages, full consideration damages, exemplary damages, costs, interest, and/or attorneys’ fees.

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

At March 31, 2016, CMS Energy had a recorded liability of $54 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $69 million. CMS Energy expects to pay the following amounts for long-term liquid disposal and operating and maintenance costs in 2016 and in each of the next four years:

In Millions
	2016	2017	2018	2019	2020
CMS Energy
Long-term liquid disposal and operating and maintenance costs	$6	$5	$4	$4	$4

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

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $5 million. At March 31, 2016, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability.

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

Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At

March 31, 2016, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability.

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

At March 31, 2016, Consumers had a recorded liability of $114 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $130 million. Consumers expects to pay the following amounts for remediation and other response activity costs in 2016 and in each of the next four years:

In Millions
	2016	2017	2018	2019	2020
Consumers
Remediation and other response activity costs	$15	$20	$11	$14	$19

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability. At one of the MGP sites, Consumers is evaluating the timing and approach of its remediation strategy, which could result in a change to its cost estimates in 2016.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At March 31, 2016, Consumers had a regulatory asset of $145 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At March 31, 2016, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability.

Guarantees

Presented in the following table are CMS Energy’s and Consumers’ guarantees at March 31, 2016:

			In Millions
			Maximum	Carrying
Guarantee Description	Issue Date	Expiration Date	Obligation	Amount
CMS Energy, including Consumers
Indemnity obligations from asset sales and other agreements[1]	Various	Indefinite	$153	$7
Guarantees[2]	Various	Indefinite	49	-
Consumers
Gurarantee[2]	July 2011	Indefinite	$30	$-

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

In December 2015, Consumers and the Michigan Department of Treasury reached a settlement agreement under which the Michigan Department of Treasury will refund to Consumers the majority of use tax that Consumers paid on electric distribution equipment for the period from October 1997 through December 2004. Accordingly, Consumers will receive $37 million, which comprises a $19 million refund of taxes paid, a $12 million refund of interest paid, and $6 million of interest owed to Consumers. Consumers recognized the effects of this settlement agreement in its consolidated financial statements in December 2015.

The parties continue to meet to reach agreement on a reasonable method of apportionment relating to Consumers’ natural gas system for the period from October 1997 to December 2004 and to Consumers’ electric and natural gas distribution equipment for the period from January 2005 to December 2014.

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

4:                    FINANCINGS AND CAPITALIZATION

Term Loan: In April 2016, CMS Energy reached an agreement to extend the maturity date of its $180 million term loan by one year, through April 2018.

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at March 31, 2016:

				In Millions
			Letters of Credit
Expiration Date	Amount of Facility	Amount Borrowed	Outstanding	Amount Available
CMS Energy parent
May 27, 2020[1]	$550	$-	$1	$549
Consumers
May 27, 2020[2]	$650	$-	$7	$643
November 23, 2017[2]	250	-	-	250
May 9, 2018[2]	30	-	30	-

1                   During the three months ended March 31, 2016, CMS Energy’s average borrowings totaled $10 million with a weighted-average interest rate of 1.68 percent. Obligations under this facility are secured by Consumers common stock.

2                   Obligations under this facility are secured by first mortgage bonds of Consumers.

Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ $650 million revolving credit facility and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the revolver’s available capacity, Consumers would not issue commercial paper in an amount exceeding the available revolver capacity. At March 31, 2016, no commercial paper notes were outstanding under this program.

Dividend Restrictions: At March 31, 2016, payment of dividends by CMS Energy on its common stock was limited to $4.1 billion under provisions of the Michigan Business Corporation Act of 1972.

Under the provisions of its articles of incorporation, at March 31, 2016, Consumers had $902 million of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that under a variety of circumstances dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.

For the three months ended March 31, 2016, Consumers paid $155 million in dividends on its common stock to CMS Energy.

Issuance of Common Stock: In April 2015, CMS Energy entered into an updated continuous equity offering program permitting it to sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million. Presented in the following table are the transactions that CMS Energy entered into under the program:

	Number of	Average	Proceeds
	Shares Issued	Price per Share	(In Millions)
April – July 2015	888,610	$33.76	$30
March 2016	1,449,171	41.40	60
Total	2,337,781	$38.50	$90

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

			In Millions
	CMS Energy, including Consumers		Consumers
	March 31	December 31	March 31	December 31
	2016	2015	2016	2015
Assets[1]
Cash equivalents	$85	$158	$-	$-
Restricted cash equivalents	28	19	28	19
CMS Energy common stock	-	-	34	29
Nonqualified deferred compensation plan assets	10	10	7	7
DB SERP
Cash equivalents	1	2	1	2
Mutual funds	145	146	104	104
Derivative instruments
Commodity contracts	1	1	1	1
Total	$270	$336	$175	$162
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$10	$10	$7	$7
Total	$10	$10	$7	$7

1                   All assets and liabilities were classified as Level 1 with the exception of commodity contracts, which were classified as Level 3 and which were insignificant at March 31, 2016 and December 31, 2015.

Cash Equivalents: Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity.

Nonqualified Deferred Compensation Plan Assets and Liabilities: The nonqualified deferred compensation plan assets consist of mutual funds, which are valued using daily quoted NAVs. CMS Energy and Consumers value their nonqualified deferred compensation plan liabilities based on the fair values of the plan assets, as they reflect what is owed to the plan participants in accordance with their investment elections. CMS Energy and Consumers report the assets in other non-current assets and the liabilities in other non-current liabilities on their consolidated balance sheets.

DB SERP Assets: The DB SERP cash equivalents consist of a money market fund with daily liquidity. The DB SERP invests in mutual funds that hold primarily fixed-income instruments of varying maturities. In order to meet their investment objectives, the funds hold investment-grade debt securities and may invest a portion of their assets in high-yield securities, foreign debt, and derivative instruments. CMS Energy and Consumers value these funds using daily quoted NAVs. CMS Energy and Consumers report their DB SERP assets in other non-current assets on their consolidated balance sheets. For additional details about DB SERP securities, see Note 6, Financial Instruments.

Derivative Instruments: CMS Energy and Consumers value their derivative instruments using either a market approach that incorporates information from market transactions, or an income approach that discounts future expected cash flows to a present value amount. CMS Energy’s and Consumers’ derivatives are classified as Level 3.

The majority of these derivatives are FTRs held by Consumers. Consumers uses FTRs to manage price risk related to electricity transmission congestion. An FTR is a financial instrument that entitles its holder to receive compensation or requires its holder to remit payment for congestion-related transmission charges. Under regulatory accounting, all changes in fair value associated with FTRs are deferred as regulatory assets and liabilities until the instruments are settled. Due to the lack of quoted pricing information, Consumers determines the fair value of its FTRs based on Consumers’ average historical settlements.

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

									In Millions
	March 31, 2016					December 31, 2015
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Securities held to maturity	$13	$13	$-	$13	$-	$11	$11	$-	$11	$-
Long-term payable[1]	14	15	-	-	15	14	14	-	-	14
Notes receivable[2]	1,175	1,256	-	-	1,256	1,161	1,228	-	-	1,228
Long-term debt[3]	9,099	9,841	-	8,856	985	9,084	9,599	-	8,648	951
Consumers
Long-term debt[4]	$5,382	$5,853	$-	$4,868	$985	$5,381	$5,684	$-	$4,733	$951

1                   Includes current portion of long-term payable of $1 million at March 31, 2016 and December 31, 2015.

2                   Includes current portion of notes receivable of $151 million at March 31, 2016 and $144 million at December 31, 2015.

3                   Includes current portion of long-term debt of $929 million at March 31, 2016 and $684 million at December 31, 2015.

4                   Includes current portion of long-term debt of $448 million at March 31, 2016 and $198 million at December 31, 2015.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At March 31, 2016 and December 31, 2015, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

							In Millions
	March 31, 2016				December 31, 2015
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$152	$-	$7	$145	$152	$-	$6	$146
Held to maturity
Debt securities	13	-	-	13	11	-	-	11
Consumers
Available for sale
DB SERP
Mutual funds	$109	$-	$5	$104	$108	$-	$4	$104
CMS Energy common stock	4	30	-	34	4	25	-	29

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities. Debt securities classified as held to maturity consist primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.

7:                    NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s current and non-current notes receivable:

		In Millions
	March 31, 2016	December 31, 2015
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$135	$128
EnerBank notes receivable held for sale	16	16
Non-current
EnerBank notes receivable	1,024	1,017
Total notes receivable	$1,175	$1,161

EnerBank notes receivable are unsecured consumer installment loans for financing home improvements. EnerBank records its notes receivable at cost, less allowance for loan losses. At March 31, 2016, $16 million of notes receivable were classified as held for sale; the fair value of notes receivable held for sale exceeded their carrying value. These notes are expected to be sold in 2016.

Authorized contractors pay fees to EnerBank to provide borrowers with same-as-cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $83 million at March 31, 2016 and $82 million at December 31, 2015.

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

Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent consumer loans was $8 million at March 31, 2016 and at December 31, 2015.

At March 31, 2016 and December 31, 2015, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

8:                    RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.

In January 2016, CMS Energy and Consumers changed the method they use to determine the discount rate used to calculate the service cost and interest expense components of net periodic benefit costs for the DB Pension and OPEB Plans. Historically, the discount rate used for this purpose represented a single weighted-average rate derived from the yield curve used to determine the benefit obligation. CMS Energy and Consumers have elected to use instead a full-yield-curve approach in the estimation of service cost and interest expense; this approach is more accurate in that it applies individual spot rates along the yield curve to future projected benefit payments based on the time of payment. For the three months ended March 31, 2016, the service cost and interest expense components of net periodic benefit costs were reduced by $6 million for the DB Pension Plan and by $3 million for the OPEB Plan for both CMS Energy and Consumers as a result of changing to the full-yield-curve approach to determine the discount rate.

Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

			In Millions
	DB Pension Plan		OPEB Plan
Three Months Ended March 31	2016	2015	2016	2015
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$11	$12	$5	$6
Interest expense	21	25	12	15
Expected return on plan assets	(37)	(34)	(22)	(23)
Amortization of:
Net loss	17	23	5	5
Prior service cost (credit)	1	-	(10)	(10)
Net periodic cost (credit)	$13	$26	$(10)	$(7)
Consumers
Net periodic cost (credit)
Service cost	$10	$12	$4	$6
Interest expense	21	25	11	14
Expected return on plan assets	(36)	(33)	(20)	(22)
Amortization of:
Net loss	17	22	6	6
Prior service cost (credit)	1	-	(10)	(10)
Net periodic cost (credit)	$13	$26	$(9)	$(6)

9:                    INCOME TAXES

Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Three Months Ended March 31	2016	2015
CMS Energy, including Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.1	4.8
Accelerated flow-through of regulatory tax benefits	(4.7)	(4.9)
Employee share-based awards[1]	(2.2)	-
Other, net	(1.1)	(1.8)
Effective tax rate	31.1%	33.1%
Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.4	4.7
Accelerated flow-through of regulatory tax benefits	(4.2)	(4.4)
Employee share-based awards[1]	(2.0)	-
Other, net	(0.9)	(1.5)
Effective tax rate	32.3%	33.8%

1                   CMS Energy and Consumers elected to adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as of January 1, 2016. For further details on the implementation of this standard, see Note 1, New Accounting Standards.

10:          EARNINGS PER SHARE—CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

In Millions, Except Per Share Amounts
Three Months Ended March 31	2016	2015
Income available to common stockholders
Net income available to common stockholders – basic and diluted	$164	$202
Average common shares outstanding
Weighted-average shares – basic	276.7	274.8
Add dilutive nonvested stock awards	1.2	0.9
Weighted-average shares – diluted	277.9	275.7
Net income per average common share available to common stockholders
Basic	$0.59	$0.73
Diluted	0.59	0.73

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

Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

	In Millions
Three Months Ended March 31	2016	2015
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,013	$1,033
Gas utility	710	995
Enterprises	48	60
Other reconciling items	30	23
Total operating revenue – CMS Energy	$1,801	$2,111
Consumers
Operating revenue
Electric utility	$1,013	$1,033
Gas utility	710	995
Total operating revenue – Consumers	$1,723	$2,028
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$91	$94
Gas utility	81	121
Enterprises	6	7
Other reconciling items	(14)	(20)
Total net income available to common stockholders – CMS Energy	$164	$202
Consumers
Net income available to common stockholder
Electric utility	$91	$94
Gas utility	81	121
Total net income available to common stockholder – Consumers	$172	$215

		In Millions
	March 31, 2016	December 31, 2015
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$13,331	$13,059
Gas utility[1]	5,819	5,723
Enterprises	159	120
Other reconciling items	25	41
Total plant, property, and equipment, gross – CMS Energy	$19,334	$18,943
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$13,331	$13,059
Gas utility[1]	5,819	5,723
Other reconciling items	15	15
Total plant, property, and equipment, gross – Consumers	$19,165	$18,797
CMS Energy, including Consumers
Total assets
Electric utility[1]	$12,743	$12,660
Gas utility[1]	5,624	5,912
Enterprises	261	270
Other reconciling items	1,409	1,457
Total assets – CMS Energy[2]	$20,037	$20,299
Consumers
Total assets
Electric utility[1]	$12,744	$12,660
Gas utility[1]	5,624	5,912
Other reconciling items	54	63
Total assets – Consumers[2]	$18,422	$18,635

1                   Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

2                   CMS Energy and Consumers changed the reporting of debt issuance costs on their consolidated balance sheets in accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as of January 1, 2016, and retrospectively adjusted prior-period amounts for comparability. For further details on the implementation of this standard, see Note 1, New Accounting Standards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations for CMS Energy and Consumers is contained in Part I—Item 1. Financial Statements—MD&A, which is incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk as previously disclosed in Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2015 Form 10-K.

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

Part II—Other Information

Item 1. Legal Proceedings

CMS Energy, Consumers, and certain of their affiliates are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Part I—Item 3. Legal Proceedings, of the 2015 Form 10-K, see Part I—Item 1. Financial Statements—Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors as previously disclosed in Part I—Item 1A. Risk Factors, in the 2015 Form 10-K, which Risk Factors are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

UNREGISTERED SALES OF EQUITY SECURITIES

None.

ISSUER REPURCHASES OF EQUITY SECURITIES

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended March 31, 2016:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under Publicly
	of Shares	Price Paid	Announced Plans or	Announced Plans or
Period	Purchased[1]	per Share	Programs	Programs
January 1, 2016 to
January 31, 2016	268,378	$ 36.55	-	-
February 1, 2016 to
February 29, 2016	459	39.19	-	-
March 1, 2016 to
March 31, 2016	728	40.99	-	-
Total	269,565	$ 36.57	-	-

1                   All of the common shares were repurchased to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the Performance Incentive Stock Plan. The value of shares repurchased is based on the market price on the vesting date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 25, 2016, CMS Energy and JPMorgan Chase Bank, N A., in its capacity as agent (the “Agent”) for itself and the other financial institutions (the “Banks”) named in the $180 million unsecured Term Loan Credit Agreement dated June 11, 2015 between CMS Energy, the Banks and the Agent (the “Agreement”), agreed to extend the maturity date of the term loans made thereunder. The Agreement was previously filed as Exhibit 10.1 to the Form 8-K filed June 16, 2015 and is incorporated herein by reference. Subject to the terms of the Agreement, effective as of April 25, 2016, the maturity date will extend for a period of one year to April 25, 2018.

The Banks have provided banking and underwriting services to CMS Energy in the ordinary course of business.

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

CMS ENERGY CORPORATION

Dated: April 28, 2016	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: April 28, 2016	By:	/s/ Thomas J. Webb
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

Exhibits		Description
3.1[1]	—	CMS Energy Amended and Restated Bylaws, amended and restated effective February 8, 2016 (Exhibit 3.2 to Form 8-K filed February 8, 2016 and incorporated herein by reference)
10.1[2]	—	Amendment to the CMS Energy Deferred Salary Savings Plan effective January 1, 2016 (Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2015 and incorporated herein by reference)
10.2[2]	—

Amendment to the Defined Contribution Supplemental Executive Retirement Plan effective January 1, 2016 (Exhibit 10.7.a to Form 10-K for the fiscal year ended December 31, 2015 and incorporated herein by reference)

10.3[1]	—	Description of the $180,000,000 Term Loan Credit Agreement Extension
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[3]	—	XBRL Instance Document
101.SCH[3]	—	XBRL Taxonomy Extension Schema
101.CAL[3]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[3]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[3]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[3]	—	XBRL Taxonomy Extension Presentation Linkbase

1                   Obligations of CMS Energy or its subsidiaries, but not of Consumers.

2                   Management contract or compensatory plan or arrangement.

3                   The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”