Form 10-Q
period 2016-06-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2016-07-28
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

CMS Energy Corporation:
Large accelerated filer ☒	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Consumers Energy Company:
Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CMS Energy Corporation: Yes ☐ No ☒	Consumers Energy Company: Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 11, 2016:

CMS Energy Corporation:
CMS Energy Common Stock, $0.01 par value
(including 803,551 shares owned by Consumers Energy Company)	279,829,081
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended June 30, 2016

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

FTR

Financial transmission right

GAAP

U.S. Generally Accepted Accounting Principles

Gas AMR

Consumers’ gas automated meter reading project, which involves the installation of communication modules to allow drive-by meter reading

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

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:

•                 the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•                 potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities

•                 changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers

•                 the adoption of federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy and ROA, infrastructure security, gas pipeline safety, gas pipeline capacity, energy efficiency, the environment, regulation or deregulation, reliability, health care reforms (including the Health Care Acts), taxes, accounting matters, climate change, air emissions, renewable energy, potential effects of the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results

•                 factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather-related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; equipment failures; and electric transmission and distribution or gas pipeline system constraints

•                 increases in demand for renewables by customers seeking to meet sustainability goals

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

CMS Energy and Consumers earn revenue and generate cash from operations by providing electric and natural gas utility services; electric distribution, transmission, and generation; gas transmission, storage, and distribution; and other energy-related services. Their businesses are affected primarily by:

•                 regulation and regulatory matters

•                 economic conditions

•                 weather

•                 energy commodity prices

•                 interest rates

•                 their securities’ credit ratings

The key elements of CMS Energy’s and Consumers’ business strategy are depicted below:

CMS Energy and Consumers are committed to sustainable business practices and to pursuing the goals of safe and excellent operations, a strong ethical culture, environmental quality, and social responsibility. The 2016 Sustainability Report, which is available to the public, provides an overview of CMS Energy’s and Consumers’ efforts to continue meeting Michigan’s energy needs safely, efficiently, affordably, and reliably. The report also highlights CMS Energy’s and Consumers’ commitment to Michigan businesses, their corporate citizenship, and their role in reducing the state’s air emissions.

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

Customer Value

Consumers is undertaking a number of initiatives that reflect its intensified customer focus. Consumers’ planned investments in reliability are aimed at improving safety, reducing customer outage frequency, and reducing repetitive outages. These actions have led to measureable improvements in customer satisfaction.

In order to minimize increases in customer base rates, Consumers has undertaken several additional initiatives to reduce costs. These include accelerated pension funding, employee and retiree health care cost sharing, replacement of coal-fueled generation with more efficient gas-fueled generation, targeted infrastructure investment, including the installation of smart meters, negotiated labor agreements, information and control system efficiencies, and productivity improvements. In addition, Consumers’ gas commodity costs declined by 64 percent from 2005 through 2015, due in part to Consumers’ improvements to its gas infrastructure and optimization of its gas purchasing and storage strategy. These savings are all passed on to customers.

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

Over the next five years, Consumers expects to make capital investments of about $8.5 billion. Presented in the following illustration are Consumers’ planned capital investments for 2016 through 2020:

Electric base ($2.6 billion)
Gas base ($1.8 billion)
Gas reliability enhancements ($1.6 billion)
Electric reliability enhancements ($0.7 billion)
Environmental ($0.6 billion)
Smart Energy and Gas AMR ($0.5 billion)
Other ($0.7 billion)

Consumers’ planned base capital investments of $4.4 billion represent projects to maintain Consumers’ system and comprise $2.6 billion at the electric utility to preserve reliability and capacity and $1.8 billion at the gas utility to sustain deliverability and enhance pipeline integrity. An additional $2.3 billion of planned reliability investments at Consumers are aimed at reducing outages and improving customer satisfaction; these investments comprise $1.6 billion at the gas utility to replace mains and enhance transmission and storage systems and $0.7 billion at the electric utility to strengthen circuits and substations and replace poles. Consumers also expects to spend $0.6 billion on environmental investments needed to comply with state and federal laws and regulations.

Consumers’ Smart Energy program also represents a major capital investment. The full-scale deployment of advanced metering infrastructure began in 2012 and is planned to continue through 2017. Consumers has spent $0.5 billion through 2015 on its Smart Energy program, and expects to spend an additional $0.3 billion, following a phased approach, through 2017. In addition, Consumers expects to spend $0.2 billion through 2019 in deploying Gas AMR technology beginning in 2017.

Regulation

Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC. In July 2016, Michigan Governor Rick Snyder appointed Rachael Eubanks to serve on the three-member MPSC for the remainder of a six-year term expiring July 2017, filling the vacancy created by John Quackenbush’s resignation. Other regulatory events and developments are summarized below.

•                 Electric Rate Case: In March 2016, Consumers filed an application with the MPSC seeking an annual rate increase of $225 million, based on a 10.7 percent authorized return on equity. The filing also seeks approval of an investment recovery mechanism that would allow recovery of $38 million in 2017, $92 million in 2018, and $92 million in 2019 for incremental investments that Consumers plans to make in those years, subject to reconciliation. In July 2016, Consumers submitted to the MPSC its plan to self-implement an annual rate increase of $170 million in September 2016.

•                 Gas Rate Case: In July 2015, Consumers filed an application with the MPSC seeking an annual rate increase of $85 million, based on a 10.7 percent authorized return on equity. In January 2016, Consumers self-implemented an annual rate increase of $60 million, subject to refund with interest. In April 2016, the MPSC approved a settlement agreement authorizing a $40 million annual rate increase. In July 2016, Consumers filed a reconciliation of total revenues collected during self-implementation to those that would have been collected under final rates. The reconciliation indicated that a $10 million refund would be required, which Consumers had recorded as a reserve for customer refunds at June 30, 2016.

In 2015, Michigan’s governor outlined several key goals for the state’s energy policy, with a focus on increasing the use of clean energy sources, reducing Michigan’s reliance on coal, deploying smart meters, investing in the power grid and pipeline system, eliminating energy waste, and ensuring affordable, reliable, and adaptable energy while protecting the environment. The Michigan Senate and House of Representatives are considering two separate but similar pieces of legislation to address energy policy. Consumers is unable to predict the form and timing of any final legislation. While most of the proposed changes represent potential benefits to Consumers’ customers, Consumers’ business plan assumes no changes to the existing law.

Environmental regulation is another area of importance for CMS Energy and Consumers, and they are monitoring numerous legislative and regulatory initiatives, including those to regulate greenhouse gases, and related litigation. CMS Energy and Consumers believe that environmental laws and regulations related to their operations will continue to become more stringent and require them to make additional substantial capital expenditures for emissions control equipment, CCR disposal and storage, cooling water intake equipment, effluent treatment, and PCB remediation. Present and reasonably anticipated state and federal environmental statutes and regulations, including but not limited to the Clean Air Act, including the Clean Power Plan, as well as the Clean Water Act, the Resource Conservation and Recovery Act, and CERCLA, will continue to have a material effect on CMS Energy and Consumers.

Financial Performance

For the six months ended June 30, 2016, CMS Energy’s net income available to common stockholders was $288 million and diluted EPS were $1.04. This compares with net income available to common stockholders of $269 million and diluted EPS of $0.98 for the six months ended June 30, 2015. Among the primary factors contributing to CMS Energy’s increased earnings in 2016 were benefits from electric and gas rate increases, offset partially by lower gas deliveries, reflecting the second-warmest winter in Consumers’ history.

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

Consumers expects that a continued rise in industrial production in its service territory will drive its electric deliveries to increase annually by about 0.5 percent on average through 2020. Excluding the impacts of energy efficiency programs, Consumers expects its electric deliveries to increase by about 1.0 percent annually through 2020. Consumers is projecting that its gas deliveries will remain stable through 2020. This outlook reflects growth in gas demand offset by energy efficiency and conservation.

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

RESULTS OF OPERATIONS

CMS Energy Consolidated Results of Operations

	In Millions, Except Per Share Amounts
	Three Months Ended			Six Months Ended
June 30	2016	2015	Change	2016	2015	Change
Net Income Available to Common Stockholders	$124	$67	$57	$288	$269	$19
Basic Earnings Per Share	$0.45	$0.25	$0.20	$1.04	$0.98	$0.06
Diluted Earnings Per Share	$0.45	$0.25	$0.20	$1.04	$0.98	$0.06

	In Millions
	Three Months Ended			Six Months Ended
June 30	2016	2015	Change	2016	2015	Change
Electric utility	$113	$82	$31	$204	$176	$28
Gas utility	18	1	17	99	122	(23)
Enterprises	3	-	3	9	7	2
Corporate interest and other	(10)	(16)	6	(24)	(36)	12
Net Income Available to Common Stockholders	$124	$67	$57	$288	$269	$19

Presented in the following table are specific after-tax changes to net income available to common stockholders:

	In Millions
	June 30, 2016 better/(worse) than 2015
Reasons for the change	Three Months Ended			Six Months Ended
Consumers electric utility and gas utility
Electric sales
Weather	$ 7			$ (10)
Non-weather	6	$ 13		9	$ (1)
Gas sales
Weather	8			(47)
Non-weather	(2)	6		11	(36)
Electric rate increase		7			37
Gas rate increase		4			12
Employee benefit costs		7			12
Operating and maintenance costs		16			9
Depreciation and property taxes		(11)			(31)
Other		6	$ 48		3	$ 5
Enterprises
Subsidiary earnings			3			2
Corporate interest and other
Michigan tax settlement			5			5
EnerBank earnings			-			2
Other			1			5
Total change			$ 57			$ 19

Consumers Electric Utility Results of Operations

				In Millions
	Three Months Ended			Six Months Ended
June 30	2016	2015	Change	2016	2015	Change
Net Income Available to Common Stockholders	$113	$82	$31	$204	$176	$28
Reasons for the change
Electric deliveries and rate increases			$25			$43
Maintenance and other operating expenses			28			21
Depreciation and amortization			(4)			(10)
General taxes			(2)			(6)
Other income, net of expenses			-			(6)
Interest charges			-			(2)
Income taxes			(16)			(12)
Total change			$31			$28

Following is a discussion of significant changes to net income available to common stockholders.

Electric Deliveries and Rate Increases: For the three months ended June 30, 2016, electric delivery revenues increased $25 million compared with 2015. This change reflected a $21 million increase in sales due primarily to favorable weather, $12 million from a December 2015 rate increase, and a $2 million increase in other revenue. These changes were offset partially by a $10 million decrease in revenue associated primarily with securitization bonds that Consumers issued in 2001 and retired in October 2015. Deliveries to end-use customers were 9.1 billion kWh in 2016 and 8.8 billion kWh in 2015.

For the six months ended June 30, 2016, electric delivery revenues increased $43 million compared with 2015. This change reflected $60 million from a December 2015 rate increase and an $8 million increase associated with energy efficiency programs. These changes were offset partially by a $20 million decrease in revenue associated primarily with securitization bonds that Consumers issued in 2001 and retired in October 2015. Additionally, sales decreased $5 million due primarily to unfavorable weather earlier in the year. Deliveries to end-use customers were 18.2 billion kWh in 2016 and 18.3 billion kWh in 2015.

Maintenance and Other Operating Expenses: For the three months ended June 30, 2016, maintenance and other operating expenses decreased $28 million compared with 2015. This change was due to a $9 million decrease in expenses at the seven coal-fueled electric generating units that were retired in April 2016 and a $7 million decrease in postretirement benefit costs attributable primarily to the change to a full-yield-curve approach to calculate the service cost and interest expense components of net periodic benefit costs for the DB Pension and OPEB Plans. Also contributing to the change were a $5 million reduction in uncollectible accounts expense, a $4 million decrease associated with a State of Michigan use tax settlement reached in June 2016, and a $3 million decrease in other operating and maintenance expenses.

For the six months ended June 30, 2016, maintenance and other operating expenses decreased $21 million compared with 2015. This change was due to a $14 million decrease in postretirement benefit costs attributable primarily to the change to a full-yield-curve approach to calculate the service cost and interest expense components of net periodic benefit costs for the DB Pension and OPEB Plans. This change also reflects an $11 million decrease in expenses at the seven coal-fueled electric generating units that were retired in April 2016 and an $8 million decrease in uncollectible accounts expense. Also contributing to the change was a $4 million decrease associated with a State of Michigan use tax settlement reached in

June 2016. These changes were offset partially by an $8 million increase associated with energy efficiency programs, and an $8 million increase in storm restoration costs.

Depreciation and Amortization: For the three months ended June 30, 2016, depreciation and amortization expense increased $4 million compared with 2015, and for the six months ended June 30, 2016, depreciation and amortization expense increased $10 million compared with 2015. These changes were due primarily to increased plant in service and an increase in depreciation rates authorized in a June 2015 rate order that became effective in December 2015, offset partially by lower amortization of securitized assets, reflecting the conclusion in October 2015 of Consumers’ 2001 securitization program.

General Taxes: For the three months ended June 30, 2016, general taxes increased $2 million, and for the six months ended June 30, 2016, general taxes increased $6 million compared with 2015. These changes were due to increased property taxes, reflecting higher capital spending.

Other Income, Net of Expenses: For the six months ended June 30, 2016, other income, net of expenses, decreased $6 million compared with 2015. This decrease reflected the absence, in 2016, of a $6 million gain related to a donation of CMS Energy stock by Consumers. The gain was eliminated on CMS Energy’s consolidated statements of income.

Income Taxes: For the three months ended June 30, 2016, income taxes increased $16 million compared with 2015. This change was attributable primarily to higher electric utility earnings.

For the six months ended June 30, 2016, income taxes increased $12 million compared with 2015. This increase reflected $16 million related to higher electric utility earnings, offset partially by a $4 million decrease due to a change in the treatment of excess tax benefits on restricted stock awards as a result of the early adoption of a new accounting standard. For additional details on the implementation of this standard, see Note 1, New Accounting Standards.

Consumers Gas Utility Results of Operations

				In Millions
	Three Months Ended			Six Months Ended
June 30	2016	2015	Change	2016	2015	Change
Net Income Available to Common Stockholders	$18	$1	$17	$99	$122	$(23)
Reasons for the change
Gas deliveries and rate increases			$18			$(35)
Maintenance and other operating expenses			10			13
Depreciation and amortization			(2)			(12)
General taxes			-			(3)
Other income, net of expenses			1			(1)
Income taxes			(10)			15
Total change			$17			$(23)

Following is a discussion of significant changes to net income available to common stockholders.

Gas Deliveries and Rate Increases: For the three months ended June 30, 2016, gas delivery revenues increased $18 million compared with 2015. This change reflected a $12 million increase in sales due primarily to favorable weather and $6 million from a January 2016 rate increase. Deliveries to end-use customers were 49 bcf in 2016 and 44 bcf in 2015.

For the six months ended June 30, 2016, gas delivery revenues decreased $35 million compared with 2015. This change reflected a $54 million decrease in sales due primarily to unfavorable weather earlier in the year, offset partially by $19 million related to a January 2016 rate increase. Deliveries to end-use customers were 170 bcf in 2016 and 196 bcf in 2015.

Maintenance and Other Operating Expenses: For the three months ended June 30, 2016, maintenance and other operating expenses decreased $10 million compared with 2015. This change was due to a $4 million decrease in postretirement benefit costs attributable primarily to the change to a full-yield-curve approach to calculate the service cost and interest expense components of net periodic benefit costs for the DB Pension and OPEB Plans, a $3 million decrease in uncollectible accounts expense, and a $3 million decrease in other operating and maintenance expenses.

For the six months ended June 30, 2016, maintenance and other operating expenses decreased $13 million compared with 2015. This change was due to an $8 million decrease in postretirement benefit costs attributable primarily to the change to a full-yield-curve approach to calculate the service cost and interest expense components of net periodic benefit costs for the DB Pension and OPEB Plans, a $4 million decrease in uncollectible accounts expense, and a $1 million decrease in other operating and maintenance expenses.

Depreciation and Amortization: For the six months ended June 30, 2016, depreciation and amortization expense increased $12 million compared with 2015, due primarily to increased plant in service.

General Taxes: For the six months ended June 30, 2016, general taxes increased $3 million compared with 2015, due primarily to increased property taxes, reflecting higher capital spending.

Income Taxes: For the three months ended June 30, 2016, income taxes increased $10 million compared with 2015. This change was attributable to higher gas utility earnings.

For the six months ended June 30, 2016, income taxes decreased $15 million compared with 2015. This change reflected a $15 million reduction related to lower gas utility earnings, offset partially by $2 million in other income tax changes. Also contributing to the change was a $2 million decrease due to a change in the treatment of excess tax benefits on restricted stock awards as a result of the early adoption of a new accounting standard. For additional details on the implementation of this standard, see Note 1, New Accounting Standards.

Enterprises Results of Operations

	In Millions
	Three Months Ended			Six Months Ended
June 30	2016	2015	Change	2016	2015	Change
Net Income Available to Common Stockholders	$3	$-	$3	$9	$7	$2

For the three months ended June 30, 2016, net income of the enterprises segment increased $3 million compared with 2015, due primarily to higher electricity sales at DIG and lower maintenance expenses at equity method investees.

For the six months ended June 30, 2016, net income of the enterprises segment increased $2 million compared with 2015, due primarily to lower cost of fuel gas at DIG and lower maintenance expenses at equity method investees.

Corporate Interest and Other Results of Operations

	In Millions
	Three Months Ended			Six Months Ended
June 30	2016	2015	Change	2016	2015	Change
Net Income (Loss) Available to Common Stockholders	$(10)	$(16)	$6	$(24)	$(36)	$12

For the three months ended June 30, 2016, corporate interest and other net expenses decreased $6 million compared with 2015, due primarily to a settlement reached with the Michigan Department of Treasury that resulted in a $2 million after-tax reduction in general taxes and a $3 million reduction in income tax expense.

For the six months ended June 30, 2016, corporate interest and other net expenses decreased $12 million compared with 2015, due primarily to a settlement reached with the Michigan Department of Treasury that resulted in a $2 million after-tax reduction in general taxes and a $3 million reduction in income tax expense. Also contributing to the change were a $5 million after-tax reduction in miscellaneous corporate costs and $2 million of higher net earnings at EnerBank.

For additional details on the settlement with the Michigan Department of Treasury, see Note 3, Contingencies and Commitments—Other Contingencies.

CASH POSITION, INVESTING, AND FINANCING

At June 30, 2016, CMS Energy had $403 million of consolidated cash and cash equivalents, which included $18 million of restricted cash and cash equivalents. At June 30, 2016, Consumers had $135 million of consolidated cash and cash equivalents, which included $18 million of restricted cash and cash equivalents.

Operating Activities

Presented in the following table are specific components of net cash provided by operating activities for the six months ended June 30, 2016 and 2015:

	In Millions
Six Months Ended June 30	2016	2015	Change
CMS Energy, including Consumers
Net income	$289	$270	$19
Non-cash transactions[1]	574	610	(36)
	863	880	(17)
Changes in core working capital[2]	274	394	(120)
Postretirement benefits contributions	(4)	(33)	29
Changes in other assets and liabilities, net	(32)	21	(53)
Net cash provided by operating activities	$1,101	$1,262	$(161)
Consumers
Net income	$304	$299	$5
Non-cash transactions[1]	567	490	77
	871	789	82
Changes in core working capital[2]	301	394	(93)
Postretirement benefits contributions	(2)	(31)	29
Changes in other assets and liabilities, net	(38)	99	(137)
Net cash provided by operating activities	$1,132	$1,251	$(119)

1                   Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash operating activities.

2                   Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

For the six months ended June 30, 2016, net cash provided by operating activities at CMS Energy decreased $161 million compared with 2015 and net cash provided by operating activities at Consumers decreased $119 million compared with 2015. These decreases were due primarily to lower collections from customers, including collections of GCR underrecoveries and energy optimization surcharges, gas sold at lower prices in 2016, and higher energy optimization plan spending. These changes were offset partially by a decrease in postretirement benefits contributions and by gas purchased at lower prices in 2016. At Consumers, these changes were also offset partially by higher net income, net of non-cash transactions.

Investing Activities

Presented in the following table are specific components of net cash used in investing activities for the six months ended June 30, 2016 and 2015:

	In Millions
Six Months Ended June 30	2016	2015	Change
CMS Energy, including Consumers
Capital expenditures	$(817)	$(675)	$(142)
Increase in EnerBank notes receivable	(43)	(99)	56
Proceeds from the sale of EnerBank notes receivable	-	48	(48)
DB SERP fund contributions	-	(25)	25
Costs to retire property and other investing activities	(50)	(31)	(19)
Net cash used in investing activities	$(910)	$(782)	$(128)
Consumers
Capital expenditures	$(813)	$(667)	$(146)
DB SERP fund contributions	-	(17)	17
Costs to retire property and other investing activities	(51)	(30)	(21)
Net cash used in investing activities	$(864)	$(714)	$(150)

For the six months ended June 30, 2016, net cash used in investing activities at CMS Energy increased $128 million compared with 2015 and net cash used in investing activities at Consumers increased $150 million compared with 2015. These changes were due primarily to higher capital expenditures and costs to retire property at Consumers, offset partially by the absence, in 2016, of DB SERP fund contributions. The change at CMS Energy was also due to the absence, in 2016, of proceeds from the sale of EnerBank notes receivable, offset partially by slower growth in EnerBank consumer lending.

Financing Activities

Presented in the following table are specific components of net cash used in financing activities for the six months ended June 30, 2016 and 2015:

	In Millions
Six Months Ended June 30	2016	2015	Change
CMS Energy, including Consumers
Issuance of debt	$329	$100	$229
Issuance of common stock	66	27	39
Proceeds from EnerBank certificates of deposit, net	12	39	(27)
Decrease in notes payable	(249)	(60)	(189)
Payment of dividends on common and preferred stock	(173)	(161)	(12)
Retirement of debt	(42)	(137)	95
Payment of capital leases and other financing activities	(15)	(18)	3
Net cash used in financing activities	$(72)	$(210)	$138
Consumers
Stockholder contribution from CMS Energy	$275	$150	$125
Decrease in notes payable	(249)	(60)	(189)
Payment of dividends on common and preferred stock	(214)	(255)	41
Retirement of debt	(12)	(37)	25
Payment of capital leases and other financing activities	(1)	(9)	8
Net cash used in financing activities	$(201)	$(211)	$10

For the six months ended June 30, 2016, net cash used in financing activities at CMS Energy decreased $138 million compared with 2015 and net cash used in financing activities at Consumers decreased $10 million compared with 2015. At CMS Energy, the change was due to a decrease in debt retirements and an increase in debt and common stock issuances. These changes were offset partially by higher repayments under Consumers’ commercial paper program.

At Consumers, the change was due primarily to an increase in contributions from CMS Energy and a decrease in debt retirements, offset partially by higher debt repayments under the commercial paper program.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization—Dividend Restrictions. For the six months ended June 30, 2016, Consumers paid $213 million in dividends on its common stock to CMS Energy.

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

At June 30, 2016, CMS Energy had $549 million of its secured revolving credit facility available and Consumers had $893 million available. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by one of Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the revolving credit facility’s available capacity, Consumers would not issue commercial paper in an amount exceeding the available facility capacity. At June 30, 2016, no commercial paper notes were outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Note 4, Financings and Capitalization.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At June 30, 2016, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of June 30, 2016, as presented in the following table:

June 30, 2016
Credit Agreement, Indenture, or Facility	Limit		Actual
CMS Energy, parent only
Debt to EBITDA[1]	<	6.0 to 1.0	4.4 to 1.0
Consumers
Debt to Capital[2]	<	0.65 to 1.0	0.46 to 1.0

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

Off-Balance-Sheet Arrangements

CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $153 million at June 30, 2016. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments—Guarantees.

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

Consumers Electric Utility and Gas Utility Outlook and Uncertainties

Smart Energy and Gas AMR: Consumers began the full-scale deployment of smart meters in 2012 and expects to complete it in 2017. Smart meters allow customers to monitor and manage their energy usage, which Consumers expects will help reduce demand during critical peak times, resulting in lower peak electric capacity requirements. In addition, Consumers is able to disconnect and reconnect service, read, and bill from smart meters remotely. Consumers will continue to add further functionality to its smart meters. Consumers is also installing communication modules on gas meters in areas where it provides both electricity and natural gas to customers. The communication modules allow Consumers to read and bill from gas meters remotely.

Consumers expects that under its Smart Energy program it will have installed a total of 1.8 million smart meters and 600,000 communication modules throughout its service territory by the end of 2017. As of June 30, 2016, Consumers had upgraded one million electric customers to smart meters and had installed 196,000 communication modules on gas meters.

In areas where it provides only natural gas to customers, Consumers will deploy Gas AMR technology beginning in 2017. Under this program, communication modules will be installed on 1.2 million gas meters, allowing Consumers to conduct drive-by meter reading.

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

In 2014, Consumers deferred the development of a proposed 700-MW natural gas-fueled electric generating plant at its Thetford complex in Genesee County, Michigan. The project’s air permit has now expired, as Consumers chose not to start construction or obtain a further extension before July 2016.

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

Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are largely dependent on Michigan’s economy. Consumers expects weather-adjusted electric deliveries to increase in 2016 by 0.5 to 1.0 percent compared with 2015.

Over the next five years, Consumers plans conservatively for average electric delivery growth of about 0.5 percent annually. This increase reflects growth in electric demand, offset partially by the predicted effects of energy efficiency programs and appliance efficiency standards. Actual delivery levels will depend on:

•                 energy conservation measures and results of energy efficiency programs

•                 weather fluctuations

•                 Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity

Electric ROA: The 2008 Energy Law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. At June 30, 2016, electric deliveries under the ROA program were at the ten-percent limit and alternative electric suppliers were providing 745 MW of generation service to ROA customers. Of Consumers’ 1.8 million electric customers, 304 customers, or 0.02 percent, purchased electric generation service under the ROA program.

Michigan Energy Legislation: In 2015, Michigan’s governor outlined several key goals for the state’s energy policy, with a focus on increasing the use of clean energy sources, reducing Michigan’s reliance on coal, deploying smart meters, investing in the power grid and pipeline system, eliminating energy waste, and ensuring affordable, reliable, and adaptable energy while protecting the environment. The Michigan Senate and House of Representatives are considering two separate but similar pieces of legislation to address energy policy. Consumers is unable to predict the form and timing of any final legislation. While most of the proposed changes represent potential benefits to Consumers’ customers, Consumers’ business plan assumes no changes to the existing law.

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

The filing also seeks approval of an investment recovery mechanism that would allow recovery of $38 million in 2017, $92 million in 2018, and $92 million in 2019 for incremental investments that Consumers plans to make in those years, subject to reconciliation. In July 2016, Consumers submitted to the MPSC its plan to self-implement an annual rate increase of $170 million in September 2016.

Electric Environmental Outlook: Consumers’ operations are subject to various state and federal environmental laws and regulations. Consumers estimates that it will incur capital expenditures of $0.6 billion from 2016 through 2020 to continue to comply with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters.

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

In 2012, the EPA published emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS. Under MATS, all of Consumers’ existing coal-fueled electric generating units were required to add additional controls for hazardous air pollutants. Consumers met the extended deadline of April 2016 for five coal-fueled units and two oil/gas-fueled units it continues to operate and retired its seven remaining coal-fueled units. MATS is presently being litigated, but any decision is not presently expected to impact Consumers’ MATS compliance strategy. In addition, Consumers must still comply with the Michigan Mercury Rule and with its settlement agreement with the EPA entered into in November 2014 concerning opacity and NSR.

In October 2015, the EPA released its new rule to lower the NAAQS for ozone. The new ozone NAAQS will make it more difficult to construct or modify power plants in many areas of the country, including some parts of Michigan, if the areas are designated to be in nonattainment of the new standard. Consumers is monitoring the designation process of this rule to determine what, if any, effect it will have on its electric generating units.

Consumers’ strategy to comply with air quality regulations, including CSAPR, NAAQS, and MATS, involved the installation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA rulemakings, litigation, and congressional action. This evaluation could result in:

•                 a change in Consumers’ fuel mix

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

In October 2015, the EPA published final rules pursuant to Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units, calling the rules the “Clean Power Plan.” Certain states, corporations, and industry groups have initiated litigation opposing the proposed Clean Power Plan. In February 2016, the U.S. Supreme Court stayed the Clean Power Plan while the litigation proceeds. While Michigan’s Attorney General has joined the litigation, the governor had indicated that Michigan intended to file a state carbon implementation plan, which was to be submitted for EPA review and approval in 2018. Work on this plan has ceased, however, in light of the stay of the Clean Power Plan and pending outcome of the litigation.

The rules would require a 32 percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels). Initial state implementation plans would have been due September 2016 with extensions available until 2018. States choosing not to develop their own implementation plans would be subject to the federal plan.

In December 2015, a group of 195 countries finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. As part of this agreement, the United States pledged a 26 percent reduction in greenhouse gas emissions by 2025 (with aspirations to achieve a 28 percent reduction) compared with 2005 levels. These targets are in line with the now-stayed Clean Power Plan targets. While these emission reduction commitments are non-binding, they will be governed by the Clean Power Plan should it survive judicial scrutiny.

Consumers believes that it is favorably positioned to deal with the impact of carbon regulation through its clean energy plan, its present carbon reduction target, and its emphasis on supply diversity. Consumers cannot, however, predict the outcome of these EPA rules in court, or of Michigan’s potential implementation plan. Consumers will continue to monitor regulatory activity regarding greenhouse gas emissions standards that may affect electric generating units.

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

CCRs: In April 2015, the EPA published a final rule regulating CCRs, such as coal ash, under the Resource Conservation and Recovery Act. The final rule adopts minimum standards for beneficially reusing and disposing of non-hazardous CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information. The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non-CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. Consumers continues to develop work plans for submission to the MDEQ for concurrence to ensure coordination between federal and state requirements. As a result, Consumers may need to adjust its recorded asset retirement obligation associated with coal ash disposal sites depending on the outcome of its submissions to the MDEQ.

Water: The EPA’s rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act became effective in October 2014. The rule is aimed at reducing alleged harmful impacts on fish and shellfish. In November 2015, the EPA released its final effluent limitation guidelines, which set stringent new requirements for the discharge from electric generating units into wastewater streams. Consumers believes its environmental strategy will allow it to achieve compliance with these final rules.

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

PCBs: In 2010, the EPA issued an Advance Notice of Proposed Rulemaking, indicating that it is considering a variety of regulatory actions with respect to PCBs. One approach would aim to phase out equipment containing PCBs by 2025. Another approach would eliminate an exemption for small equipment containing PCBs. To comply with any such regulatory actions, Consumers could incur substantial costs associated with existing electrical equipment potentially containing PCBs. A proposed rule is expected in 2017.

Other electric environmental matters could have a material impact on Consumers’ outlook. For additional details on other electric environmental matters, see Note 3, Contingencies and Commitments—Consumers Electric Utility Contingencies—Electric Environmental Matters.

Consumers Gas Utility Outlook and Uncertainties

Gas Deliveries: Consumers expects weather-adjusted gas deliveries in 2016 to increase by about 2.0 percent compared with 2015. Over the next five years, Consumers plans conservatively for stable deliveries. This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this expectation due to:

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

Other Outlook and Uncertainties

EnerBank: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank represented four percent of CMS Energy’s net assets at June 30, 2016 and six percent of CMS Energy’s net income available to common stockholders for the six months ended June 30, 2016. The carrying value of EnerBank’s loan portfolio was $1.2 billion at June 30, 2016. Its loan portfolio was funded primarily by certificates of deposit of $1.1 billion. The twelve-month rolling average net default rate on loans held by EnerBank was 0.7 percent at June 30, 2016. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of June 30, 2016.

Employee Separation Program: In June 2016, CMS Energy and Consumers announced a voluntary separation program for non-union employees. Under the program, employees elected to request separation, and management decided which requests to accept. In July 2016, management communicated its decisions to affected employees, who will have 45 days to decide whether to separate. CMS Energy and Consumers estimate that they will recognize a charge in the range of $10 million to $15 million in 2016 related to the program. As a result of the program, however, CMS Energy and Consumers expect to benefit from future cost savings, as employee staffing levels will be better matched to workload demand, which reflects the companies’ ongoing productivity and quality improvements.

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

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Income (Unaudited)

	In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2016	2015	2016	2015

Operating Revenue	$1,371	$1,350	$3,172	$3,461

Operating Expenses
Fuel for electric generation	97	134	222	301
Purchased and interchange power	365	341	711	690
Purchased power – related parties	21	17	43	40
Cost of gas sold	91	113	445	702
Maintenance and other operating expenses	276	312	569	595
Depreciation and amortization	176	169	414	391
General taxes	60	60	147	141
Total operating expenses	1,086	1,146	2,551	2,860

Operating Income	285	204	621	601

Other Income (Expense)
Interest income	2	1	3	2
Allowance for equity funds used during construction	3	2	6	4
Income from equity method investees	3	1	7	5
Other income	2	3	5	6
Other expense	(4)	(4)	(7)	(8)
Total other income	6	3	14	9

Interest Charges
Interest on long-term debt	103	97	203	193
Other interest expense	7	7	14	13
Allowance for borrowed funds used during construction	(2)	(1)	(3)	(2)
Total interest charges	108	103	214	204

Income Before Income Taxes	183	104	421	406
Income Tax Expense	58	36	132	136

Net Income	125	68	289	270
Income Attributable to Noncontrolling Interests	1	1	1	1

Net Income Available to Common Stockholders	$124	$67	$288	$269

Basic Earnings Per Average Common Share	$0.45	$0.25	$1.04	$0.98
Diluted Earnings Per Average Common Share	$0.45	$0.25	$1.04	$0.98

Dividends Declared Per Common Share	$0.31	$0.29	$0.62	$0.58

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

			In Millions
	Three Months Ended		Six Months Ended
June 30	2016	2015	2016	2015

Net Income	$125	$68	$289	$270

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $-, $1, $-, and $2	1	1	1	2
Amortization of prior service credit, net of tax of $- for all periods	(1)	-	(1)	-

Investments
Unrealized loss on investments, net of tax of $- for all periods	-	(1)	-	(1)

Other Comprehensive Income	-	-	-	1

Comprehensive Income	125	68	289	271

Comprehensive Income Attributable to Noncontrolling Interests	1	1	1	1

Comprehensive Income Attributable to CMS Energy	$124	$67	$288	$270

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Cash Flows (Unaudited)

		In Millions
Six Months Ended June 30	2016	2015

Cash Flows from Operating Activities
Net income	$289	$270
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	414	391
Deferred income taxes and investment tax credit	127	135
Other non-cash operating activities	33	84
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	97	194
Inventories	198	235
Accounts payable and accrued refunds	(21)	(35)
Other current and non-current assets and liabilities	(36)	(12)
Net cash provided by operating activities	1,101	1,262

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(817)	(675)
Increase in EnerBank notes receivable	(43)	(99)
Proceeds from the sale of EnerBank notes receivable	-	48
Cost to retire property and other investing activities	(50)	(56)
Net cash used in investing activities	(910)	(782)

Cash Flows from Financing Activities
Proceeds from issuance of debt	329	100
Proceeds from EnerBank certificates of deposit, net	12	39
Issuance of common stock	66	27
Retirement of long-term debt	(42)	(137)
Payment of dividends on common and preferred stock	(173)	(161)
Decrease in notes payable	(249)	(60)
Payment of capital lease obligations and other financing costs	(15)	(18)
Net cash used in financing activities	(72)	(210)

Net Increase in Cash and Cash Equivalents	119	270
Cash and Cash Equivalents, Beginning of Period	266	207

Cash and Cash Equivalents, End of Period	$385	$477

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$178	$148
Refund of capitalized sales and use tax not received	29	-

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets (Unaudited)

ASSETS

		In Millions
	June 30	December 31
	2016	2015

Current Assets
Cash and cash equivalents	$385	$266
Restricted cash and cash equivalents	18	19
Accounts receivable and accrued revenue, less allowances of $27 in 2016 and $28 in 2015	603	774
Notes receivable, less allowances of $10 in 2016 and $9 in 2015	142	128
Notes receivable held for sale	15	16
Accounts receivable – related parties	12	11
Inventories at average cost
Gas in underground storage	377	568
Materials and supplies	119	126
Generating plant fuel stock	77	84
Deferred property taxes	174	235
Regulatory assets	7	16
Prepayments and other current assets	102	77
Total current assets	2,031	2,320

Plant, Property, and Equipment
Plant, property, and equipment, gross	20,497	18,943
Less accumulated depreciation and amortization	5,922	5,747
Plant, property, and equipment, net	14,575	13,196
Construction work in progress	612	1,509
Total plant, property, and equipment	15,187	14,705

Other Non-current Assets
Regulatory assets	1,796	1,840
Accounts and notes receivable	1,098	1,027
Investments	66	64
Other	285	343
Total other non-current assets	3,245	3,274

Total Assets	$20,463	$20,299

LIABILITIES AND EQUITY

		In Millions
	June 30	December 31
	2016	2015

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$918	$706
Notes payable	-	249
Accounts payable	559	633
Accounts payable – related parties	9	9
Accrued rate refunds	41	26
Accrued interest	107	106
Accrued taxes	252	349
Regulatory liabilities	78	82
Other current liabilities	127	142
Total current liabilities	2,091	2,302

Non-current Liabilities
Long-term debt	8,486	8,400
Non-current portion of capital leases and financing obligation	110	118
Regulatory liabilities	2,070	2,088
Postretirement benefits	570	591
Asset retirement obligations	442	439
Deferred investment tax credit	73	56
Deferred income taxes	2,127	2,017
Other non-current liabilities	301	313
Total non-current liabilities	14,179	14,022

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 279.3 shares in 2016 and 277.2 shares in 2015	3	3
Other paid-in capital	4,906	4,837
Accumulated other comprehensive loss	(47)	(47)
Accumulated deficit	(706)	(855)
Total common stockholders’ equity	4,156	3,938
Noncontrolling interests	37	37
Total equity	4,193	3,975

Total Liabilities and Equity	$20,463	$20,299

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity (Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2016	2015	2016	2015

Total Equity at Beginning of Period	$4,146	$3,839	$3,975	$3,707

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	4,897	4,783	4,837	4,774
Common stock issued	9	29	79	39
Common stock repurchased	-	-	(10)	(11)
Common stock reissued	-	-	-	10
At end of period	4,906	4,812	4,906	4,812

Accumulated Other Comprehensive Loss
At beginning of period	(47)	(48)	(47)	(49)
Retirement benefits liability
At beginning of period	(43)	(47)	(43)	(48)
Amortization of net actuarial loss	1	1	1	2
Amortization of prior service credit	(1)	-	(1)	-
At end of period	(43)	(46)	(43)	(46)
Investments
At beginning of period	(4)	(1)	(4)	(1)
Unrealized loss on investments	-	(1)	-	(1)
At end of period	(4)	(2)	(4)	(2)
At end of period	(47)	(48)	(47)	(48)

Accumulated Deficit
At beginning of period	(744)	(936)	(855)	(1,058)
Cumulative effect of change in accounting principle	-	-	33	-
Net income attributable to CMS Energy	124	67	288	269
Dividends declared on common stock	(86)	(80)	(172)	(160)
At end of period	(706)	(949)	(706)	(949)

Noncontrolling Interests
At beginning of period	37	37	37	37
Income attributable to noncontrolling interests	1	1	1	1
Distributions and other changes in noncontrolling interests	(1)	(1)	(1)	(1)
At end of period	37	37	37	37

Total Equity at End of Period	$4,193	$3,855	$4,193	$3,855

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Income (Unaudited)

			In Millions
	Three Months Ended		Six Months Ended
June 30	2016	2015	2016	2015

Operating Revenue	$1,293	$1,281	$3,016	$3,309

Operating Expenses
Fuel for electric generation	73	110	172	243
Purchased and interchange power	360	337	703	683
Purchased power – related parties	21	17	43	40
Cost of gas sold	87	108	438	691
Maintenance and other operating expenses	254	291	523	556
Depreciation and amortization	173	168	410	388
General taxes	61	58	146	137
Total operating expenses	1,029	1,089	2,435	2,738

Operating Income	264	192	581	571

Other Income (Expense)
Interest income	1	1	2	2
Interest and dividend income – related parties	1	-	1	-
Allowance for equity funds used during construction	3	2	6	4
Other income	2	3	5	15
Other expense	(4)	(4)	(7)	(8)
Total other income	3	2	7	13

Interest Charges
Interest on long-term debt	65	63	130	126
Other interest expense	3	4	6	7
Allowance for borrowed funds used during construction	(2)	(1)	(3)	(2)
Total interest charges	66	66	133	131

Income Before Income Taxes	201	128	455	453
Income Tax Expense	69	44	151	154

Net Income	132	84	304	299
Preferred Stock Dividends	1	1	1	1

Net Income Available to Common Stockholder	$131	$83	$303	$298

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

			In Millions
	Three Months Ended		Six Months Ended
June 30	2016	2015	2016	2015

Net Income	$132	$84	$304	$299

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $-, $1, $-, and $1	-	1	-	2

Investments
Unrealized gain (loss) on investments, net of tax of $1, $(1), $3, and $(1)	2	(2)	5	(2)
Reclassification adjustments included in net income, net of tax of $-, $-, $-, and $(3)	-	-	-	(5)

Other Comprehensive Income (Loss)	2	(1)	5	(5)

Comprehensive Income	$134	$83	$309	$294

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	In Millions
Six Months Ended June 30	2016	2015

Cash Flows from Operating Activities
Net income	$304	$299
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	410	388
Deferred income taxes and investment tax credit	130	24
Other non-cash operating activities	27	78
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	119	195
Inventories	197	233
Accounts payable and accrued refunds	(15)	(34)
Other current and non-current assets and liabilities	(40)	68
Net cash provided by operating activities	1,132	1,251

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(813)	(667)
Cost to retire property and other investing activities	(51)	(47)
Net cash used in investing activities	(864)	(714)

Cash Flows from Financing Activities
Retirement of long-term debt	(12)	(37)
Payment of dividends on common and preferred stock	(214)	(255)
Stockholder contribution	275	150
Decrease in notes payable	(249)	(60)
Payment of capital lease obligations and other financing costs	(1)	(9)
Net cash used in financing activities	(201)	(211)

Net Increase in Cash and Cash Equivalents	67	326
Cash and Cash Equivalents, Beginning of Period	50	71

Cash and Cash Equivalents, End of Period	$117	$397

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$162	$148
Refund of capitalized sales and use tax not received	29	-

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets (Unaudited)

ASSETS

	In Millions
	June 30	December 31
	2016	2015

Current Assets
Cash and cash equivalents	$117	$50
Restricted cash and cash equivalents	18	19
Accounts receivable and accrued revenue, less allowances of $27 in 2016 and $28 in 2015	585	758
Accounts receivable – related parties	1	17
Inventories at average cost
Gas in underground storage	377	568
Materials and supplies	114	120
Generating plant fuel stock	74	80
Deferred property taxes	174	235
Regulatory assets	7	16
Prepayments and other current assets	97	66
Total current assets	1,564	1,929

Plant, Property, and Equipment
Plant, property, and equipment, gross	20,326	18,797
Less accumulated depreciation and amortization	5,863	5,676
Plant, property, and equipment, net	14,463	13,121
Construction work in progress	609	1,467
Total plant, property, and equipment	15,072	14,588

Other Non-current Assets
Regulatory assets	1,796	1,840
Accounts and notes receivable	54	10
Investments	37	29
Other	179	239
Total other non-current assets	2,066	2,118

Total Assets	$18,702	$18,635

LIABILITIES AND EQUITY

	In Millions
	June 30	December 31
	2016	2015

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$469	$220
Notes payable	-	249
Accounts payable	545	613
Accounts payable – related parties	15	15
Accrued rate refunds	41	26
Accrued interest	65	65
Accrued taxes	265	352
Regulatory liabilities	78	82
Other current liabilities	93	109
Total current liabilities	1,571	1,731

Non-current Liabilities
Long-term debt	4,922	5,183
Non-current portion of capital leases and financing obligation	110	118
Regulatory liabilities	2,070	2,088
Postretirement benefits	510	529
Asset retirement obligations	441	438
Deferred investment tax credit	73	56
Deferred income taxes	2,858	2,710
Other non-current liabilities	231	236
Total non-current liabilities	11,215	11,358

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,999	3,724
Accumulated other comprehensive loss	(1)	(6)
Retained earnings	1,040	950
Total common stockholder’s equity	5,879	5,509
Preferred stock	37	37
Total equity	5,916	5,546

Total Liabilities and Equity	$18,702	$18,635

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

			In Millions
	Three Months Ended		Six Months Ended
June 30	2016	2015	2016	2015

Total Equity at Beginning of Period	$5,716	$5,516	$5,546	$5,277

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	3,874	3,724	3,724	3,574
Stockholder contribution	125	-	275	150
At end of period	3,999	3,724	3,999	3,724

Accumulated Other Comprehensive Loss
At beginning of period	(3)	(11)	(6)	(7)
Retirement benefits liability
At beginning of period	(19)	(25)	(19)	(26)
Amortization of net actuarial loss	-	1	-	2
At end of period	(19)	(24)	(19)	(24)
Investments
At beginning of period	16	14	13	19
Unrealized gain (loss) on investments	2	(2)	5	(2)
Reclassification adjustments included in net income	-	-	-	(5)
At end of period	18	12	18	12
At end of period	(1)	(12)	(1)	(12)

Retained Earnings
At beginning of period	967	925	950	832
Net income	132	84	304	299
Dividends declared on common stock	(58)	(132)	(213)	(254)
Dividends declared on preferred stock	(1)	(1)	(1)	(1)
At end of period	1,040	876	1,040	876

Preferred Stock
At beginning and end of period	37	37	37	37

Total Equity at End of Period	$5,916	$5,466	$5,916	$5,466

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

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs: This standard, which was effective on January 1, 2016 for CMS Energy and Consumers, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet. Previously, debt issuance costs were reported as an asset. The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums. In accordance with the standard, CMS Energy included $41 million and Consumers included $22 million of unamortized debt issuance costs in long-term debt on their consolidated balance sheets at June 30, 2016. In addition, this standard requires that companies apply the new guidance retrospectively to all prior periods presented. Accordingly, CMS Energy reclassified $41 million and Consumers reclassified $23 million of unamortized debt issuance costs from other non-current assets to long-term debt on their consolidated balance sheets at December 31, 2015.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting: This standard was issued to simplify and improve the accounting for employee share-based payment awards. The standard will be effective on January 1, 2017 for CMS Energy and Consumers, but early adoption is permitted. CMS Energy and Consumers elected to adopt the standard as of January 1, 2016. The standard requires all excess tax benefits and deficiencies that occur upon vesting of employee stock awards to be recognized in net income. Previously, CMS Energy and Consumers did not record excess tax benefits on restricted stock awards in net income but, under this standard, CMS Energy and Consumers recorded $6 million of excess tax benefits in net income for the six months ended June 30, 2016. Also, in accordance with the standard, CMS Energy recorded a $33 million cumulative adjustment to its accumulated deficit at January 1, 2016. This amount represented excess federal tax benefits that CMS Energy had not recognized in prior periods due to the use of tax loss carryforwards. The implementation of this standard had no other material impacts on CMS Energy’s or Consumers’ consolidated financial statements.

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

ASU 2016-13, Measurement of Credit Losses on Financial Instruments: This standard, which will be effective January 1, 2020 for CMS Energy and Consumers, provides new guidance for estimating and recording credit losses on financial instruments. The standard will apply to the recognition of loan losses at EnerBank as well as to the recognition of uncollectible accounts expense at Consumers. CMS Energy and Consumers are evaluating the impact of the standard on their consolidated financial statements.

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

There are multiple appeals pending that involve various issues concerning cost recovery from customers, the adequacy of the record evidence supporting the recovery of Smart Energy investments, and other matters. Consumers is unable to predict the outcome of these appeals.

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

In February 2016, Consumers filed a reconciliation of total revenues collected during self-implementation to those that would have been collected under final rates. In June 2016, the MPSC approved a settlement agreement that resulted in a $1 million refund to customers.

Gas Rate Case: In July 2015, Consumers filed an application with the MPSC seeking an annual rate increase of $85 million, based on a 10.7 percent authorized return on equity. In January 2016, Consumers self-implemented an annual rate increase of $60 million, subject to refund with interest. In April 2016, the MPSC approved a settlement agreement authorizing a $40 million annual rate increase.

In July 2016, Consumers filed a reconciliation of total revenues collected during self-implementation to those that would have been collected under final rates. The reconciliation indicated that a $10 million refund would be required, which Consumers had recorded as a reserve for customer refunds at June 30, 2016.

Energy Optimization Plan Incentive: In May 2016, Consumers filed its 2015 energy optimization reconciliation, requesting the MPSC’s approval to collect the maximum performance incentive of $18 million from customers for exceeding its statutory savings targets in 2015 and for achieving certain other goals.

Electric Transmission: Consumers became registered under NERC standards as a transmission owner, transmission planner, and transmission operator in October 2015. Consumers had previously received approval from the MPSC in 2014 and FERC in 2015 to reclassify $34 million of net plant assets from distribution to transmission. In March 2016, Consumers received FERC approval to begin collecting transmission revenues under MISO’s transmission tariff effective April 2016. Consumers completed the reclassification in April 2016.

In a separate matter, in February 2015, METC notified Consumers that the reclassified assets need to be conveyed by Consumers to METC under the terms of the DTIA. Consumers disagrees with METC’s interpretation of the provisions of the DTIA. The parties remain in dispute resolution.

In April 2016, METC filed a formal challenge to Consumers’ transmission revenue requirement calculation filed at FERC. METC claims that Consumers’ transmission revenue requirement should be reduced from $9 million to $6 million. Consumers is disputing METC’s claim at FERC.

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

In 2013, the U.S. Court of Appeals for the Ninth Circuit reversed the district court decision. The appellate court found that FERC preemption does not apply under the facts of these cases. The appellate court affirmed the district court’s denial of leave to amend to add federal antitrust claims. The matter was appealed to the U.S. Supreme Court, which in 2015 upheld the Ninth Circuit’s decision. The cases were remanded back to the federal district court. In May 2016, the federal district court granted the defendants’ motion for summary judgment in the individual lawsuit based on a release in a prior settlement involving similar allegations and reinstated CMS Energy as a defendant in one of the class action lawsuits. Other CMS Energy entities remain as defendants in all four remaining class action lawsuits.

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

At June 30, 2016, CMS Energy had a recorded liability of $53 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $68 million. CMS Energy expects to pay the following amounts for long-term liquid disposal and operating and maintenance costs in 2016 and in each of the next four years:

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

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At June 30, 2016, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability.

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

Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At June 30, 2016, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability.

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

At June 30, 2016, Consumers had a recorded liability of $108 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $120 million. Consumers expects to pay the following amounts for remediation and other response activity costs in 2016 and in each of the next four years:

				In Millions
	2016	2017	2018	2019	2020
Consumers
Remediation and other response activity costs	$8	$25	$14	$19	$10

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At June 30, 2016, Consumers had a regulatory asset of $137 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At June 30, 2016, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability.

Guarantees

Presented in the following table are CMS Energy’s and Consumers’ guarantees at June 30, 2016:

		In Millions
			Maximum	Carrying
Guarantee Description	Issue Date	Expiration Date	Obligation	Amount
CMS Energy, including Consumers
Indemnity obligations from stock and asset sales agreements[1]	Various	Indefinite	$153	$7
Guarantees[2]	Various	Indefinite	48	-
Consumers
Gurarantee[2]	July 2011	Indefinite	$30	$-

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

Other Contingencies

Michigan Sales and Use Tax Litigation: In 2010, the Michigan Department of Treasury finalized a sales and use tax audit of Consumers for the period from October 1997 through December 2004. It determined that Consumers’ electric distribution equipment and its natural gas system were not eligible for an industrial-processing exemption and therefore were subject to the use tax. Consumers paid the tax for the period from 1997 through 2004 and filed a claim in the Michigan Court of Claims disputing the tax determination. Consumers continued to apply the industrial-processing exemption for the years subsequent to 2004.

In December 2015 and June 2016, Consumers and the Michigan Department of Treasury reached settlement agreements under which the Michigan Department of Treasury will refund to Consumers

$60 million of use tax that Consumers paid on its electric distribution equipment and its natural gas system from 1997 through 2015. This amount comprises a $42 million refund of taxes paid, a $12 million refund of interest paid, and $6 million of interest owed to Consumers.

In June 2016, Consumers received $13 million of the total settlement amount and recorded a note receivable for the remainder, of which $30 million will be received in 2017 and $17 million in 2018. Also in June 2016, Consumers recorded a $4 million reduction in maintenance and other operating expenses, and a reduction in plant, property, and equipment for the portion of the taxes paid that had been capitalized as a cost of equipment. Consumers had previously recognized the effects of $37 million of the total settlement amount in its consolidated financial statements in December 2015.

Concurrently with the June 2016 sales and use tax settlement, CMS Energy reached agreement with the Michigan Department of Treasury on two other tax matters that were under dispute relating to Michigan single business tax and Michigan corporate income tax. As a result, CMS Energy recognized a $3 million reduction in income tax expense and a $3 million reduction in general taxes.

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

4:                    FINANCINGS AND CAPITALIZATION

Financings: Presented in the following table is a summary of major long-term debt transactions during the six months ended June 30, 2016.

	Principal		Issue
	(In Millions)	Interest Rate	Date	Maturity Date
Debt issuances
CMS Energy, parent only
Senior notes	$300	3.000%	May 2016	May 2026
Total debt issuances	$300

Term Loan: In April 2016, CMS Energy reached an agreement to extend the maturity date of its $180 million term loan by one year, through April 2018.

Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. In June 2016, Consumers received authorization from FERC to have outstanding, at any one time, up to $800 million of secured and unsecured short-term securities for general corporate purposes. FERC also authorized Consumers to issue and sell up to $1.795 billion of secured and unsecured long-term securities for general corporate purposes. The authorization was effective July 1, 2016 and will terminate on June 30, 2018.

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at June 30, 2016:

				In Millions
			Letters of Credit
Expiration Date	Amount of Facility	Amount Borrowed	Outstanding	Amount Available
CMS Energy, parent only
May 27, 2021[1,2]	$550	$-	$1	$549
Consumers
May 27, 2021[1,3]	$650	$-	$7	$643
November 23, 2017[3]	250	-	-	250
May 9, 2018[3]	30	-	30	-

1                   In May 2016, the expiration date of this revolving credit agreement was extended from 2020 to 2021.

2                   During the six months ended June 30, 2016, CMS Energy’s average borrowings totaled $5 million with a weighted-average interest rate of 1.68 percent. Obligations under this facility are secured by Consumers common stock.

3                   Obligations under this facility are secured by first mortgage bonds of Consumers.

Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ $650 million revolving credit facility and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the revolver’s available capacity, Consumers would not issue commercial paper in an amount exceeding the available revolver capacity. At June 30, 2016, no commercial paper notes were outstanding under this program.

Dividend Restrictions: At June 30, 2016, payment of dividends by CMS Energy on its common stock was limited to $4.2 billion under provisions of the Michigan Business Corporation Act of 1972.

Under the provisions of its articles of incorporation, at June 30, 2016, Consumers had $974 million of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that under a variety of circumstances dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.

For the six months ended June 30, 2016, Consumers paid $213 million in dividends on its common stock to CMS Energy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

				In Millions
	CMS Energy, including Consumers		Consumers
	June 30	December 31	June 30	December 31
	2016	2015	2016	2015
Assets[1]
Cash equivalents	$136	$158	$-	$-
Restricted cash equivalents	18	19	18	19
CMS Energy common stock	-	-	37	29
Nonqualified deferred compensation plan assets	11	10	7	7
DB SERP
Cash equivalents	3	2	2	2
Mutual funds	143	146	102	104
Derivative instruments
Commodity contracts	3	1	3	1
Total	$314	$336	$169	$162
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$11	$10	$7	$7
Derivative instruments
Commodity contracts	1	-	1	-
Total	$12	$10	$8	$7

1                   All assets and liabilities were classified as Level 1 with the exception of some commodity contracts, which were classified as Level 3.

Cash Equivalents: Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity. Short-term debt instruments classified as cash equivalents on the consolidated balance sheets are not included since they are recorded at amortized cost.

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

Derivative Instruments: CMS Energy and Consumers value their derivative instruments using either a market approach that incorporates information from market transactions, or an income approach that discounts future expected cash flows to a present value amount. CMS Energy values its exchange-traded derivative contracts based on Level 1 quoted prices. CMS Energy’s and Consumers’ remaining derivatives are classified as Level 3.

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

In Millions
	June 30, 2016					December 31, 2015
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$21	$21	$-	$-	$21	$-	$-	$-	$-	$-
Notes receivable[2]	1,245	1,336	-	-	1,336	1,161	1,228	-	-	1,228
Securities held to maturity	13	13	-	13	-	11	11	-	11	-
Liabilities
Long-term debt[3]	9,383	10,394	-	9,324	1,070	9,084	9,599	-	8,648	951
Long-term payables[4]	21	22	-	-	22	14	14	-	-	14
Consumers
Assets
Long-term receivables[5]	$21	$21	$-	$-	$21	$-	$-	$-	$-	$-
Notes receivable	44	44	-	-	44	-	-	-	-	-
Liabilities
Long-term debt[6]	5,370	6,019	-	4,949	1,070	5,381	5,684	-	4,733	951
Long-term payables	7	7	-	-	7	-	-	-	-	-

1                   Includes current accounts receivable of $12 million at June 30, 2016.

2                   Includes current portion of notes receivable of $157 million at June 30, 2016 and $144 million at December 31, 2015.

3                   Includes current portion of long-term debt of $897 million at June 30, 2016 and $684 million at December 31, 2015.

4                   Includes current portion of long-term payables of $1 million at June 30, 2016 and December 31, 2015.

5                   Includes current accounts receivable of $12 million at June 30, 2016.

6                   Includes current portion of long-term debt of $448 million at June 30, 2016 and $198 million at December 31, 2015.

At CMS Energy, notes receivable consist primarily of EnerBank’s fixed-rate installment loans. EnerBank estimates the fair value of these loans using a discounted cash flows technique that incorporates market interest rates as well as assumptions about the remaining life of the loans and credit risk.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At June 30, 2016 and December 31, 2015, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

							In Millions
	June 30, 2016				December 31, 2015
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$149	$-	$6	$143	$152	$-	$6	$146
Held to maturity
Debt securities	13	-	-	13	11	-	-	11
Consumers
Available for sale
DB SERP
Mutual funds	$107	$-	$5	$102	$108	$-	$4	$104
CMS Energy common stock	4	33	-	37	4	25	-	29

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities. Debt securities classified as held to maturity consist primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.

7:                    NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

		In Millions
	June 30, 2016	December 31, 2015
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$142	$128
EnerBank notes receivable held for sale	15	16
Non-current
EnerBank notes receivable	1,041	1,017
State of Michigan tax settlement	47	-
Total notes receivable	$1,245	$1,161
Consumers
Non-current
State of Michigan tax settlement	$44	$-
Total notes receivable	$44	$-

EnerBank notes receivable are unsecured consumer installment loans for financing home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses. At June 30, 2016, $15 million of notes receivable were classified as held for sale; the fair value of notes receivable held for sale exceeded their carrying value. These notes are expected to be sold in 2016.

Authorized contractors pay fees to EnerBank to provide borrowers with same-as-cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $85 million at June 30, 2016 and $82 million at December 31, 2015. Unearned income associated with the loan fees for notes receivable held for sale was $3 million at June 30, 2016 and December 31, 2015.

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

Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent consumer loans was $8 million at June 30, 2016 and at December 31, 2015.

At June 30, 2016 and December 31, 2015, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

8:                    RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.

In January 2016, CMS Energy and Consumers changed the method they use to determine the discount rate used to calculate the service cost and interest expense components of net periodic benefit costs for the DB Pension and OPEB Plans. Historically, the discount rate used for this purpose represented a single weighted-average rate derived from the yield curve used to determine the benefit obligation. CMS Energy and Consumers have elected to use instead a full-yield-curve approach in the estimation of service cost and interest expense; this approach is more accurate in that it applies individual spot rates along the yield curve to future projected benefit payments based on the time of payment. As a result of changing to the full-yield-curve approach to determine the discount rate, for the six months ended June 30, 2016, the service cost and interest expense components of net periodic benefit costs were reduced by $12 million for the DB Pension Plan and $6 million for the OPEB Plan for CMS Energy and by $11 million for the DB Pension Plan and $6 million for the OPEB Plan for Consumers.

Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

							In Millions
	DB Pension Plan				OPEB Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
June 30	2016	2015	2016	2015	2016	2015	2016	2015
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$10	$12	$21	$24	$4	$6	$9	$12
Interest expense	22	26	43	51	11	14	23	29
Expected return on plan assets	(37)	(35)	(74)	(69)	(21)	(22)	(43)	(45)
Amortization of:
Net loss	18	22	35	45	6	6	11	11
Prior service cost (credit)	1	1	2	1	(11)	(11)	(21)	(21)
Net periodic cost (credit)	$14	$26	$27	$52	$(11)	$(7)	$(21)	$(14)
Consumers
Net periodic cost (credit)
Service cost	$10	$12	$20	$24	$5	$6	$9	$12
Interest expense	21	24	42	49	11	14	22	28
Expected return on plan assets	(36)	(34)	(72)	(67)	(20)	(21)	(40)	(43)
Amortization of:
Net loss	17	22	34	44	5	5	11	11
Prior service cost (credit)	1	1	2	1	(10)	(10)	(20)	(20)
Net periodic cost (credit)	$13	$25	$26	$51	$(9)	$(6)	$(18)	$(12)

9:                    INCOME TAXES

Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Six Months Ended June 30	2016	2015
CMS Energy, including Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	3.8	4.8
Accelerated flow-through of regulatory tax benefits[1]	(4.6)	(4.9)
Employee share-based awards[2]	(1.3)	-
Other, net	(1.5)	(1.4)
Effective tax rate	31.4%	33.5%
Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.6	4.8
Accelerated flow-through of regulatory tax benefits[1]	(4.1)	(4.3)
Employee share-based awards[2]	(1.2)	-
Other, net	(1.1)	(1.5)
Effective tax rate	33.2%	34.0%

1                   Since 2014, Consumers has followed a new regulatory treatment ordered by the MPSC that accelerates the return of certain income tax benefits to customers. This change, which also accelerates Consumers’ recognition of the income tax benefits, reduced Consumers’ income tax expense by $19 million for the six months ended June 30, 2016 and by $20 million for the six months ended June 30, 2015.

2                   CMS Energy and Consumers elected to adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as of January 1, 2016. For further details on the implementation of this standard, see Note 1, New Accounting Standards.

10:          EARNINGS PER SHARE—CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

		In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2016	2015	2016	2015
Income available to common stockholders
Net income	$125	$68	$289	$270
Less income attributable to noncontrolling interests	1	1	1	1
Net income available to common stockholders – basic and diluted	$124	$67	$288	$269
Average common shares outstanding
Weighted-average shares – basic	278.2	275.4	277.4	275.1
Add dilutive nonvested stock awards	1.1	0.8	1.2	0.8
Weighted-average shares – diluted	279.3	276.2	278.6	275.9
Net income per average common share available to common stockholders
Basic	$0.45	$0.25	$1.04	$0.98
Diluted	0.45	0.25	1.04	0.98

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

Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

				In Millions
	Three Months Ended		Six Months Ended
June 30	2016	2015	2016	2015
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,022	$1,007	$2,035	$2,040
Gas utility	271	274	981	1,269
Enterprises	49	45	97	105
Other reconciling items	29	24	59	47
Total operating revenue – CMS Energy	$1,371	$1,350	$3,172	$3,461
Consumers
Operating revenue
Electric utility	$1,022	$1,007	$2,035	$2,040
Gas utility	271	274	981	1,269
Total operating revenue – Consumers	$1,293	$1,281	$3,016	$3,309
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$113	$82	$204	$176
Gas utility	18	1	99	122
Enterprises	3	-	9	7
Other reconciling items	(10)	(16)	(24)	(36)
Total net income available to common stockholders – CMS Energy	$124	$67	$288	$269
Consumers
Net income available to common stockholder
Electric utility	$113	$82	$204	$176
Gas utility	18	1	99	122
Total net income available to common stockholder – Consumers	$131	$83	$303	$298

		In Millions
	June 30, 2016	December 31, 2015
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$14,297	$13,059
Gas utility[1]	6,014	5,723
Enterprises	160	120
Other reconciling items	26	41
Total plant, property, and equipment, gross – CMS Energy	$20,497	$18,943
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$14,297	$13,059
Gas utility[1]	6,014	5,723
Other reconciling items	15	15
Total plant, property, and equipment, gross – Consumers	$20,326	$18,797
CMS Energy, including Consumers
Total assets
Electric utility[1]	$12,901	$12,660
Gas utility[1]	5,744	5,912
Enterprises	267	270
Other reconciling items	1,551	1,457
Total assets – CMS Energy[2]	$20,463	$20,299
Consumers
Total assets
Electric utility[1]	$12,902	$12,660
Gas utility[1]	5,744	5,912
Other reconciling items	56	63
Total assets – Consumers[2]	$18,702	$18,635

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

UNREGISTERED SALES OF EQUITY SECURITIES

None.

ISSUER REPURCHASES OF EQUITY SECURITIES

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended June 30, 2016:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under Publicly
	of Shares	Price Paid	Announced Plans or	Announced Plans or
Period	Purchased[1]	per Share	Programs	Programs
April 1, 2016 to
April 30, 2016	2,607	$ 42.09	-	-
May 1, 2016 to
May 31, 2016	-	-	-	-
June 1, 2016 to
June 30, 2016	225	42.02	-	-
Total	2,832	$ 42.08	-	-

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

CMS ENERGY CORPORATION

Dated: July 28, 2016	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: July 28, 2016	By:	/s/ Thomas J. Webb
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

Thirty-Third Supplemental Indenture dated as of May 5, 2016 between CMS Energy and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed May 5, 2016 and incorporated herein by reference)

10.1[1]	—	Description of the $180,000,000 Term Loan Credit Agreement Extension (Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2016 and incorporated herein by reference)
10.2[1]	—	Description of the $550 million Third Amended and Restated Revolving Credit Agreement Extension (Exhibit 10.1 to Form 8-K filed June 1, 2016 and incorporated herein by reference)
10.3	—	Description of the $650 million Fourth Amended and Restated Revolving Credit Agreement Extension (Exhibit 10.2 to Form 8-K filed June 1, 2016 and incorporated herein by reference)
10.4[2]	—	2016 Form of Change in Control Agreement (Exhibit 10.1 to Form 8-K filed June 23, 2016 and incorporated herein by reference)
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[3]	—	XBRL Instance Document
101.SCH[3]	—	XBRL Taxonomy Extension Schema
101.CAL[3]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[3]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[3]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[3]	—	XBRL Taxonomy Extension Presentation Linkbase

1                   Obligations of CMS Energy or its subsidiaries, but not of Consumers.

2                   Management contract or compensatory plan or arrangement.

3                   The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”