Form 10-Q
period 2016-09-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2016-10-27
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

CMS Energy Corporation:
Large accelerated filer ☒	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Consumers Energy Company:
Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CMS Energy Corporation: Yes ☐ No ☒	Consumers Energy Company: Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 11, 2016:

CMS Energy Corporation:
CMS Energy Common Stock, $0.01 par value
(including 803,551 shares owned by Consumers Energy Company)	279,907,911
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended September 30, 2016

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

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:

•                 the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•                 potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities

•                 changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers

•                 the adoption of federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy and ROA, infrastructure security, gas pipeline safety, gas pipeline capacity, energy efficiency, the environment, regulation or deregulation, reliability, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, potential effects of the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results

•                 factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather-related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; failures of equipment or materials; and electric transmission and distribution or gas pipeline system constraints

•                 increases in demand for renewables by customers seeking to meet sustainability goals

•                 the ability of Consumers to execute its cost-reduction strategies

•                 potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before the MDEQ, EPA, and/or U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Bay Harbor or Consumers’ routine maintenance, repair, and replacement classification under NSR regulations

•                 changes in energy markets, including availability and price of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, and certain related products

•                 the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates

•                 the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates used in calculating the plans’ obligations, and the resulting impact on future funding requirements

•                 the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital

•                 changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers

•                 population changes in the geographic areas where CMS Energy and Consumers conduct business

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

•                 the ability to implement technology successfully

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

•                 energy commodity prices

•                 interest rates

•                 their securities’ credit ratings

The key elements of CMS Energy’s and Consumers’ business strategy are depicted below:

CMS Energy and Consumers are committed to sustainable business practices and to pursuing the goals of safe and excellent operations, a strong ethical culture, environmental quality, and social responsibility. Consumers’ 2016 Sustainability Report, which is available to the public, provides an overview of Consumers’ efforts to continue meeting Michigan’s energy needs safely, efficiently, affordably, and reliably. The report also highlights Consumers’ commitment to Michigan businesses, its corporate citizenship, and its role in reducing the state’s air emissions.

Safe, Excellent Operations

The safety of employees, customers, and the general public remains a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. In 2015, Consumers reduced recordable safety incidents by 29 percent compared with 2014. The number of recordable safety incidents in 2015 was the lowest in Consumers’ history. For the nine months ended September 30, 2016, Consumers reduced recordable safety incidents by a further 21 percent compared with the same period in 2015.

Customer Value

Consumers continues to place a high priority on customer value. Consumers’ capital investment program is aimed at improving safety and increasing electric and gas reliability, which has resulted in measureable improvements in customer satisfaction.

Additionally, Consumers has undertaken several initiatives to keep electricity and natural gas affordable for its customers. These include accelerated pension funding, employee and retiree health care cost sharing, replacement of coal-fueled generation with more efficient gas-fueled generation, targeted infrastructure investment, including the installation of smart meters, negotiated labor agreements, information and control system efficiencies, and productivity improvements. Consumers’ gas commodity costs declined by 64 percent from 2005 through 2015, due in part to Consumers’ improvements to its gas infrastructure and optimization of its gas purchasing and storage strategy. These savings are all passed on to customers.

Utility Investment

Consumers expects to make capital investments of about $17 billion from 2016 through 2025. While Consumers has substantially more investment opportunities that would add customer value, Consumers has limited its capital investment program to those investments it believes are needed to provide safe, reliable, and efficient service to its customers. Consumers’ capital investment program is expected to result in annual rate-base growth of six to eight percent. This rate-base growth, together with Consumers’ cost-control initiatives, should allow Consumers to maintain sustainable customer base rate increases (excluding PSCR and GCR charges) at or below the rate of inflation.

Presented in the following illustration are planned capital investments of about $8.5 billion that Consumers expects to make in 2016 through 2020:

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

•                 Electric Rate Case: In March 2016, Consumers filed an application with the MPSC seeking an annual rate increase of $225 million, based on a 10.7 percent authorized return on equity. The filing also seeks approval of an investment recovery mechanism that would provide for additional annual rate increases of $38 million beginning in 2017, $92 million beginning in 2018, and $92 million beginning in 2019 for incremental investments that Consumers plans to make in those years, subject to reconciliation. In September 2016, Consumers self-implemented an annual rate increase of $170 million, subject to refund with interest.

•                 Gas Rate Case: In August 2016, Consumers filed an application with the MPSC seeking an annual rate increase of $90 million, based on a 10.6 percent authorized return on equity. The largest component of the request is an annual revenue requirement of $84 million related to new investments that will allow Consumers to strengthen infrastructure and improve system capacity and deliverability.

The filing also seeks approval of two rate adjustment mechanisms: one that would reconcile annually Consumers’ actual nonfuel revenues with the revenues approved by the MPSC, and another that would provide for additional annual rate increases of $35 million beginning in 2018 and another $35 million beginning in 2019 for incremental investments that Consumers plans to make in those years, subject to reconciliation. These future investments are intended to help ensure adequate system capacity and deliverability.

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

In September 2016, Michigan’s governor and MISO announced that MISO will submit a proposal to FERC in November 2016 that would impose capacity requirements on alternative electric suppliers operating in Michigan. Presently, under the 2008 Energy Law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. Under the joint proposal, alternative electric suppliers would be required to procure enough capacity to cover their anticipated requirements for the subsequent three-year period. If the alternative electric supplier did not procure enough capacity, its customers would then pay a capacity charge set by the MPSC. The capacity charge would be determined in a separate proceeding in 2017, should FERC approve MISO’s proposal. Consumers cannot predict the outcome of this proposal.

Environmental and health and safety regulations are other areas of importance for CMS Energy and Consumers, and they are monitoring numerous legislative and regulatory initiatives, including those to regulate greenhouse gases, and related litigation. CMS Energy and Consumers believe that these laws and regulations related to their operations will continue to become more stringent and require them to make additional substantial capital expenditures for emissions control equipment, CCR disposal and storage, cooling water intake equipment, effluent treatment, PCB remediation, and gas pipeline safety. Present and reasonably anticipated state and federal environmental statutes and regulations, including but not limited to the Clean Air Act, including the Clean Power Plan, as well as the Clean Water Act, the Federal Resource Conservation and Recovery Act of 1976, CERCLA, and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, will continue to have a material effect on CMS Energy and Consumers.

Financial Performance

For the nine months ended September 30, 2016, CMS Energy’s net income available to common stockholders was $474 million and diluted EPS were $1.70. This compares with net income available to common stockholders of $417 million and diluted EPS of $1.51 for the nine months ended September 30, 2015. Among the primary factors contributing to CMS Energy’s increased earnings in 2016 were benefits from electric and gas rate increases and higher electric sales due mainly to warmer-than-normal summer weather. These changes were offset partially by higher depreciation and property taxes on increased plant in service and by lower gas deliveries, reflecting the second-warmest winter in Consumers’ history.

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

Consumers expects that a continued rise in industrial production in its service territory will drive its total electric deliveries to increase annually by about one-half percent on average through 2020. Excluding the impacts of energy efficiency programs, Consumers expects its total electric deliveries to increase by about one percent annually through 2020. Consumers is projecting that its gas deliveries will remain stable through 2020. This outlook reflects growth in gas demand offset by energy efficiency and conservation.

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

RESULTS OF OPERATIONS

CMS Energy Consolidated Results of Operations

	In Millions, Except Per Share Amounts
	Three Months Ended			Nine Months Ended
September 30	2016	2015	Change	2016	2015	Change
Net Income Available to Common Stockholders	$186	$148	$38	$474	$417	$57
Basic Earnings Per Share	$0.67	$0.53	$0.14	$1.71	$1.51	$0.20
Diluted Earnings Per Share	$0.67	$0.53	$0.14	$1.70	$1.51	$0.19

	In Millions
	Three Months Ended			Nine Months Ended
September 30	2016	2015	Change	2016	2015	Change
Electric utility	$191	$166	$25	$395	$342	$53
Gas utility	3	(7)	10	102	115	(13)
Enterprises	8	3	5	17	10	7
Corporate interest and other	(16)	(14)	(2)	(40)	(50)	10
Net Income Available to Common Stockholders	$186	$148	$38	$474	$417	$57

Presented in the following table are specific after-tax changes to net income available to common stockholders:

	In Millions
	September 30, 2016 better/(worse) than 2015
Reasons for the change	Three Months Ended			Nine Months Ended
Consumers electric utility and gas utility
Electric sales
Weather	$ 29			$ 19
Non-weather	7	$ 36		15	$ 34
Gas sales
Weather	(1)			(48)
Non-weather	1	-		12	(36)
Electric rate increase		7			43
Gas rate increase		2			14
Operating and maintenance costs		19			26
Employee benefit costs		6			18
Depreciation and property taxes, net		(22)			(50)
Voluntary separation program costs		(7)			(7)
Other		(6)	$ 35		(2)	$ 40
Enterprises
Subsidiary earnings			5			7
Corporate interest and other
Michigan tax settlement			-			5
EnerBank earnings			-			2
Other			(2)			3
Total change			$ 38			$ 57

Consumers Electric Utility Results of Operations

				In Millions
	Three Months Ended			Nine Months Ended
September 30	2016	2015	Change	2016	2015	Change
Net Income Available to Common Stockholders	$191	$166	$25	$395	$342	$53
Reasons for the change
Electric deliveries and rate increases			$45			$88
Power supply costs and related revenue			(3)			(3)
Maintenance and other operating expenses			15			36
Depreciation and amortization			(6)			(16)
General taxes			(3)			(9)
Other income, net of expenses			(2)			(8)
Interest charges			(3)			(5)
Income taxes			(18)			(30)
Total change			$25			$53

Following is a discussion of significant changes to net income available to common stockholders.

Electric Deliveries and Rate Increases: For the three months ended September 30, 2016, electric delivery revenues increased $45 million compared with 2015. This change reflected a $52 million increase in sales due primarily to favorable weather. Additionally, revenues increased $14 million due to a rate increase self-implemented in September 2016. These increases were offset partially by a $15 million decrease resulting from lower summer rates as authorized in the December 2015 rate order and a $6 million decrease in other revenues associated with securitization bonds that Consumers issued in 2001 and retired in October 2015. Deliveries to end-use customers were 10.7 billion kWh in 2016 and 10.1 billion kWh in 2015.

For the nine months ended September 30, 2016, electric delivery revenues increased $88 million compared with 2015. This change reflected $59 million from a December 2015 rate increase and a September 2016 self-implemented rate increase, $46 million from an increase in sales due primarily to favorable weather, and a $9 million increase associated with energy efficiency programs. These increases were offset partially by a $26 million decrease in revenue associated with securitization bonds that Consumers issued in 2001 and retired in October 2015. Deliveries to end-use customers were 28.9 billion kWh in 2016 and 28.4 billion kWh in 2015.

Maintenance and Other Operating Expenses: For the three months ended September 30, 2016, maintenance and other operating expenses decreased $15 million compared with 2015. This change was due to a $10 million decrease in expenses at the seven coal-fueled electric generating units that Consumers retired in April 2016 and a $6 million decrease in postretirement benefit costs attributable primarily to the change to a full-yield-curve approach to calculate the service cost and interest expense components of net periodic benefit costs for the DB Pension and OPEB Plans. Also contributing to the change were a $4 million reduction in service restoration expenses and a $1 million decrease in other operating and maintenance costs. These reductions were offset partially by a $6 million charge associated with a voluntary separation program.

For the nine months ended September 30, 2016, maintenance and other operating expenses decreased $36 million compared with 2015. This change was due to a $21 million decrease in expenses at the seven coal-fueled electric generating units that Consumers retired in April 2016, a $19 million decrease in postretirement benefit costs attributable primarily to the change to a full-yield-curve approach to calculate the service cost and interest expense components of net periodic benefit costs for the DB Pension and OPEB Plans, and a $10 million decrease in uncollectible accounts expense. Also contributing to the change was a $4 million decrease associated with a State of Michigan use tax settlement reached in June 2016. These decreases were offset partially by a $9 million increase associated with energy efficiency programs, a $6 million charge associated with a voluntary separation program, and a $3 million increase in forestry expenses.

Depreciation and Amortization: For the three months ended September 30, 2016, depreciation and amortization expense increased $6 million compared with 2015. This change reflected a $27 million increase in depreciation expense related to increased plant in service and an increase in depreciation rates that became effective in December 2015, offset partially by a $21 million decrease in amortization of securitized assets, reflecting the conclusion in October 2015 of Consumers’ 2001 securitization program.

For the nine months ended September 30, 2016, depreciation and amortization expense increased $16 million compared with 2015. This change reflected a $72 million increase in depreciation expense related to increased plant in service and an increase in depreciation rates that became effective in December 2015, offset partially by a $56 million decrease in amortization associated primarily with securitized assets, reflecting the conclusion in October 2015 of Consumers’ 2001 securitization program.

General Taxes: For the nine months ended September 30, 2016, general taxes increased $9 million compared with 2015. This change was due primarily to an $8 million increase in property taxes, reflecting higher capital spending, and a $1 million increase to payroll taxes related to a voluntary separation program.

Other Income, Net of Expenses: For the nine months ended September 30, 2016, other income, net of expenses, decreased $8 million compared with 2015. This decrease reflected the absence, in 2016, of a $6 million gain related to a donation of CMS Energy stock by Consumers. The gain was eliminated on CMS Energy’s consolidated statements of income. The decrease also reflected a $2 million charitable contribution made in 2016.

Interest Charges: For the nine months ended September 30, 2016, interest charges increased $5 million compared with 2015. These changes were due primarily to higher average debt levels.

Income Taxes: For the three months ended September 30, 2016, income taxes increased $18 million compared with 2015. This change was attributable primarily to higher electric utility earnings.

For the nine months ended September 30, 2016, income taxes increased $30 million compared with 2015. This increase reflected $34 million related to higher electric utility earnings, offset partially by a $4 million decrease due to a change in the treatment of excess tax benefits on restricted stock awards as a result of the early adoption of a new accounting standard. For additional details on the implementation of this standard, see Note 1, New Accounting Standards.

Consumers Gas Utility Results of Operations

				In Millions
	Three Months Ended			Nine Months Ended
September 30	2016	2015	Change	2016	2015	Change
Net Income (Loss) Available to Common Stockholders	$3	$(7)	$10	$102	$115	$(13)
Reasons for the change
Gas deliveries and rate increases			$8			$(27)
Maintenance and other operating expenses			9			22
Depreciation and amortization			(3)			(15)
General taxes			(1)			(4)
Other income, net of expenses			-			(1)
Income taxes			(3)			12
Total change			$10			$(13)

Following is a discussion of significant changes to net income available to common stockholders.

Gas Deliveries and Rate Increases: For the three months ended September 30, 2016, gas delivery revenues increased $8 million compared with 2015. This change reflected a $4 million increase from a January 2016 rate increase and a $4 million increase in other revenues. Deliveries to end-use customers were 26 bcf in 2016 and 27 bcf in 2015.

For the nine months ended September 30, 2016, gas delivery revenues decreased $27 million compared with 2015. This change reflected a $50 million decrease in sales due primarily to milder winter weather. This decrease was offset partially by $23 million related to a January 2016 rate increase. Deliveries to end-use customers were 196 bcf in 2016 and 223 bcf in 2015.

Maintenance and Other Operating Expenses: For the three months ended September 30, 2016, maintenance and other operating expenses decreased $9 million compared with 2015. This change was due to a $4 million decrease in postretirement benefit costs attributable primarily to the change to a full-yield-curve approach to calculate the service cost and interest expense components of net periodic benefit costs for the DB Pension and OPEB Plans and a $2 million decrease in uncollectible accounts expense. Also contributing to the change was a $7 million reduction in other gas distribution operating and maintenance expenses, offset partially by a $4 million charge associated with a voluntary separation program.

For the nine months ended September 30, 2016, maintenance and other operating expenses decreased $22 million compared with 2015. This change was due to a $12 million decrease in postretirement benefit costs attributable primarily to the change to a full-yield-curve approach to calculate the service cost and interest expense components of net periodic benefit costs for the DB Pension and OPEB Plans and a $6 million decrease in uncollectible accounts expense. Additionally, there was an $8 million reduction in other gas distribution operating and maintenance expenses. These decreases were offset partially by a $4 million charge associated with a voluntary separation program.

Depreciation and Amortization: For the nine months ended September 30, 2016, depreciation and amortization expense increased $15 million compared with 2015, due primarily to increased plant in service.

General Taxes: For the nine months ended September 30, 2016, general taxes increased $4 million compared with 2015, due primarily to increased property taxes, reflecting higher capital spending.

Income Taxes: For the nine months ended September 30, 2016, income taxes decreased $12 million compared with 2015. This change reflected a $10 million reduction related to lower gas utility earnings and a $2 million decrease due to a change in the treatment of excess tax benefits on restricted stock awards as a result of the early adoption of a new accounting standard. For additional details on the implementation of this standard, see Note 1, New Accounting Standards.

Enterprises Results of Operations

	In Millions
	Three Months Ended			Nine Months Ended
September 30	2016	2015	Change	2016	2015	Change
Net Income Available to Common Stockholders	$8	$3	$5	$17	$10	$7

For the three months ended September 30, 2016, net income of the enterprises segment increased $5 million compared with 2015, due primarily to higher prices for capacity and demand revenue from DIG and $1 million resulting from delays in planned maintenance at equity method investees.

For the nine months ended September 30, 2016, net income of the enterprises segment increased $7 million compared with 2015, due primarily to higher prices for capacity and demand revenue from DIG and $2 million resulting from lower maintenance expenses at equity method investees.

Corporate Interest and Other Results of Operations

	In Millions
	Three Months Ended			Nine Months Ended
September 30	2016	2015	Change	2016	2015	Change
Net Income (Loss) Available to Common Stockholders	$(16)	$(14)	$(2)	$(40)	$(50)	$10

For the three months ended September 30, 2016, corporate interest and other net expenses increased $2 million compared with 2015, due primarily to higher fixed charges reflecting higher debt levels, offset partially by lower average interest rates.

For the nine months ended September 30, 2016, corporate interest and other net expenses decreased $10 million compared with 2015, due primarily to a settlement reached with the Michigan Department of Treasury that resulted in after-tax reductions of $2 million in general taxes and $3 million in income tax expense. Also contributing to the change were the absence, in 2016, of a $5 million intercompany charge related to a donation of CMS Energy stock by Consumers and $2 million of higher net earnings at EnerBank. These decreases were offset partially by higher fixed charges.

For additional details on the settlement with the Michigan Department of Treasury, see Note 3, Contingencies and Commitments—Other Contingencies.

CASH POSITION, INVESTING, AND FINANCING

At September 30, 2016, CMS Energy had $367 million of consolidated cash and cash equivalents, which included $28 million of restricted cash and cash equivalents. At September 30, 2016, Consumers had $49 million of consolidated cash and cash equivalents, which included $28 million of restricted cash and cash equivalents.

Operating Activities

Presented in the following table are specific components of net cash provided by operating activities for the nine months ended September 30, 2016 and 2015:

	In Millions
Nine Months Ended September 30	2016	2015	Change
CMS Energy, including Consumers
Net income	$475	$418	$57
Non-cash transactions[1]	870	898	(28)
Changes in core working capital[2]	62	239	(177)
Postretirement benefits contributions	(6)	(35)	29
Changes in other assets and liabilities, net	(160)	(100)	(60)
Net cash provided by operating activities	$1,241	$1,420	$(179)
Consumers
Net income	$499	$459	$40
Non-cash transactions[1]	857	709	148
Changes in core working capital[2]	76	244	(168)
Postretirement benefits contributions	(4)	(33)	29
Changes in other assets and liabilities, net	(140)	48	(188)
Net cash provided by operating activities	$1,288	$1,427	$(139)

1                   Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash operating activities.

2                   Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

For the nine months ended September 30, 2016, net cash provided by operating activities at CMS Energy decreased $179 million compared with 2015 and net cash provided by operating activities at Consumers decreased $139 million compared with 2015. These decreases were due primarily to lower collections from customers, including collections of GCR underrecoveries and gas sold at lower prices in 2016, and higher energy optimization spending. These changes were offset partially by a decrease in postretirement benefits contributions, gas purchases at lower prices in 2016, and higher net income. At Consumers, the greater impact from changes in other assets and liabilities and the increase in non-cash transactions reflected an increase in the deferred income tax liability and expense associated with bonus depreciation on higher capital expenditures.

Investing Activities

Presented in the following table are specific components of net cash used in investing activities for the nine months ended September 30, 2016 and 2015:

	In Millions
Nine Months Ended September 30	2016	2015	Change
CMS Energy, including Consumers
Capital expenditures	$(1,224)	$(1,102)	$(122)
Increase in EnerBank notes receivable	(87)	(186)	99
Proceeds from the sale of EnerBank notes receivable	-	48	(48)
DB SERP fund contributions	-	(25)	25
Costs to retire property and other investing activities	(94)	(75)	(19)
Net cash used in investing activities	$(1,405)	$(1,340)	$(65)
Consumers
Capital expenditures	$(1,214)	$(1,093)	$(121)
DB SERP fund contributions	-	(17)	17
Costs to retire property and other investing activities	(95)	(76)	(19)
Net cash used in investing activities	$(1,309)	$(1,186)	$(123)

For the nine months ended September 30, 2016, net cash used in investing activities at CMS Energy increased $65 million compared with 2015 and net cash used in investing activities at Consumers increased $123 million compared with 2015. These changes were due primarily to higher capital expenditures and costs to retire property at Consumers, offset partially by the absence, in 2016, of DB SERP fund contributions. The change at CMS Energy was also due to the absence, in 2016, of proceeds from the sale of EnerBank notes receivable and was offset partially by slower growth in EnerBank consumer lending.

Financing Activities

Presented in the following table are specific components of net cash provided by (used in) financing activities for the nine months ended September 30, 2016 and 2015:

	In Millions
Nine Months Ended September 30	2016	2015	Change
CMS Energy, including Consumers
Issuance of debt	$775	$100	$675
Issuance of common stock	69	40	29
Proceeds from EnerBank certificates of deposit, net	64	135	(71)
Payment of dividends on common and preferred stock	(260)	(241)	(19)
Retirement of debt	(215)	(148)	(67)
Increase (decrease) in notes payable	(174)	8	(182)
Payment of capital leases and other financing activities	(22)	(31)	9
Net cash provided by (used in) financing activities	$237	$(137)	$374
Consumers
Issuance of debt	$446	$-	$446
Stockholder contribution from CMS Energy	275	150	125
Payment of dividends on common and preferred stock	(362)	(360)	(2)
Retirement of debt	(185)	(48)	(137)
Increase (decrease) in notes payable	(174)	8	(182)
Payment of capital leases and other financing activities	(8)	(19)	11
Net cash used in financing activities	$(8)	$(269)	$261

For the nine months ended September 30, 2016, net cash provided by financing activities at CMS Energy increased $374 million compared with 2015 and net cash used in financing activities at Consumers decreased $261 million compared with 2015. At CMS Energy, the change was due to an increase in debt and common stock issuances. These changes were offset partially by higher repayments under Consumers’ commercial paper program and an increase in debt retirements.

At Consumers, the change was due primarily to an increase in debt issuances and contributions from CMS Energy, offset partially by higher debt repayments under the commercial paper program and an increase in debt retirements.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization—Dividend Restrictions. For the nine months ended September 30, 2016, Consumers paid $361 million in dividends on its common stock to CMS Energy.

As a result of federal tax legislation passed in December 2015 that extends bonus depreciation, CMS Energy expects to be able to extend the use of federal net operating loss carryforwards and, accordingly, defer its federal income tax payments through 2020. As a consequence, however, CMS Energy expects to receive lower tax-sharing payments from Consumers during that period. This may require CMS Energy to maintain higher levels of debt in order to invest in its businesses, pay dividends, and fund its general obligations. Despite this, CMS Energy does not anticipate a need for a block equity offering.

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

At September 30, 2016, CMS Energy had $549 million of its secured revolving credit facility available and Consumers had $893 million available. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by one of Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the revolving credit facility’s available capacity, Consumers does not intend to issue commercial paper in an amount exceeding the available facility capacity. At September 30, 2016, $75 million of commercial paper notes were outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Note 4, Financings and Capitalization.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At September 30, 2016, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of September 30, 2016, as presented in the following table:

September 30, 2016
Credit Agreement, Indenture, or Facility	Limit		Actual
CMS Energy, parent only
Debt to EBITDA[1]	<	6.0 to 1.0	4.4 to 1.0
Consumers
Debt to Capital[2]	<	0.65 to 1.0	0.48 to 1.0

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

Off-Balance-Sheet Arrangements

CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $153 million at September 30, 2016. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments—Guarantees.

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

Consumers expects that under its Smart Energy program it will have installed a total of 1.8 million smart meters and 600,000 communication modules throughout its service territory by the end of 2017. As of September 30, 2016, Consumers had upgraded 1.2 million electric customers to smart meters and had installed 250,000 communication modules on gas meters.

In areas where it provides only natural gas to customers, Consumers will deploy Gas AMR technology beginning in 2017. Under this program, communication modules are expected to be installed on 1.2 million gas meters, allowing Consumers to conduct drive-by meter reading.

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

•                 expanded use of renewable energy

•                 construction or purchase of electric generating units

•                 continued operation or upgrade of existing units

•                 purchases of short-term market capacity

In April 2016, Consumers retired seven of its coal-fueled electric generating units, representing 950 MW of generating capacity. Even with these retirements, Consumers expects to meet the capacity requirements of its full-service customers for 2016 through 2020 through the use of a 540-MW natural gas-fueled electric generating plant purchased in December 2015, upgrades at Ludington, expanded use of renewable energy, energy efficiency programs, and demand management programs. In October 2016, Consumers completed an auction to purchase generation capacity for 2017. The MSPC must approve any contracts that Consumers enters into as a result of the auction. As demand forecasts become more certain, Consumers may take additional actions to cover any remaining capacity requirements for its full-service customers, including participation in the annual MISO planning resource auction.

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

In conjunction with its renewable energy plan, Consumers signed a 15-year agreement in September 2015 to purchase renewable capacity, energy, and RECs from a 100-MW wind park to be constructed in Huron County, Michigan. The wind park is expected to be operational in 2017. In September 2016, Consumers applied for a special land use permit for the construction of its Cross Winds® Energy Park Phases II and III. This project will qualify for certain federal production tax credits that are expected to reduce the cost of the construction. These cost savings will be passed on to customers. Consumers also completed construction of two community solar projects in 2016. Together, these solar projects provide a combined four MW of nameplate capacity.

Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are largely dependent on Michigan’s economy. Consumers expects weather-adjusted electric deliveries to increase in 2016 by one-half to one percent compared with 2015.

Over the next five years, Consumers plans conservatively for average electric delivery growth of about one-half percent annually. This increase reflects growth in electric demand, offset partially by the predicted effects of energy efficiency programs and appliance efficiency standards. Actual delivery levels will depend on:

•                 energy conservation measures and results of energy efficiency programs

•                 weather fluctuations

•                 Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity

Electric ROA: The 2008 Energy Law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. At September 30, 2016, electric deliveries under the ROA program were at the ten-percent limit and alternative electric suppliers were providing 748 MW of generation service to ROA customers. Of Consumers’ 1.8 million electric customers, 302 customers, or 0.02 percent, purchased electric generation service under the ROA program.

Michigan Energy Policy: In 2015, Michigan’s governor outlined several key goals for the state’s energy policy, with a focus on increasing the use of clean energy sources, reducing Michigan’s reliance on coal, deploying smart meters, investing in the power grid and pipeline system, eliminating energy waste, and ensuring affordable, reliable, and adaptable energy while protecting the environment. The Michigan Senate and House of Representatives are considering two separate but similar pieces of legislation to address energy policy. Consumers is unable to predict the form and timing of any final legislation. While most of the proposed changes represent potential benefits to Consumers’ customers, Consumers’ business plan assumes no changes to the existing law.

In September 2016, Michigan’s governor and MISO announced that MISO will submit a proposal to FERC in November 2016 that would impose capacity requirements on alternative electric suppliers operating in Michigan. Under the joint proposal, alternative electric suppliers would be required to procure enough capacity to cover their anticipated requirements for the subsequent three-year period. If the alternative electric supplier did not procure enough capacity, its customers would then pay a capacity charge set by the MPSC. The capacity charge would be determined in a separate proceeding in 2017, should FERC approve MISO’s proposal. Consumers cannot predict the outcome of this proposal.

Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Note 2, Regulatory Matters.

FERC Transmission Order: In September 2016, FERC issued an order reducing the rate of return on equity earned by transmission owners operating within MISO to a base of 10.32 percent from 12.38 percent. FERC ordered MISO and transmission owners to provide refunds, with interest, to transmission customers such as Consumers for the period from November 2013 through February 2015. Consumers would return to its electric customers any refund it received as a result of this order, which is subject to further legal proceedings.

As a transmission owner since April 2016, Consumers would provide no refund to its transmission customers. In addition, Consumers is eligible for a 50-basis-point increase to its transmission return on equity as a transmission-owning member of MISO.

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

Air Quality: CSAPR, which became effective in January 2015, requires Michigan and 27 other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states. In September 2016, the EPA finalized new ozone season standards for CSAPR, which will begin in May 2017. Consumers expects its emissions to be within the CSAPR allowance allocations.

In 2012, the EPA published emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS. Under MATS, all of Consumers’ existing coal-fueled electric generating units were required to add additional controls for hazardous air pollutants. Consumers met the extended deadline of April 2016 for five coal-fueled units and two oil/gas-fueled units it continues to operate and retired its seven remaining coal-fueled units. MATS is presently being litigated, but any decision is not expected to impact Consumers’ MATS compliance strategy. In addition, Consumers must still comply with the Michigan Mercury Rule and with its settlement agreement with the EPA entered into in November 2014 concerning opacity and NSR.

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

•                 changes in Consumers’ environmental compliance costs

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

The rules would require a 32 percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels). Initial state implementation plans would have been due September 2016 with extensions available until 2018. It is expected that these deadlines will be extended as a result of the rules being stayed. States choosing not to develop their own implementation plans would be subject to the federal plan.

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

CCRs: In April 2015, the EPA published a final rule regulating CCRs, such as coal ash, under the Federal Resource Conservation and Recovery Act of 1976. The final rule adopts minimum standards for beneficially reusing and disposing of non-hazardous CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information. The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non-CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. Consumers continues to develop work plans for submission to the MDEQ for concurrence to ensure coordination between federal and state requirements. As a result, Consumers may need to adjust its recorded asset retirement obligation associated with coal ash disposal sites depending on the outcome of its submissions to the MDEQ.

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

Consumers Gas Utility Outlook and Uncertainties

Gas Deliveries: Consumers expects weather-adjusted gas deliveries in 2016 to increase by about two percent compared with 2015. Over the next five years, Consumers plans conservatively for stable deliveries. This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this expectation due to:

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

Gas Rate Case: In August 2016, Consumers filed an application with the MPSC seeking an annual rate increase of $90 million, based on a 10.6 percent authorized return on equity. The largest component of the request is an annual revenue requirement of $84 million related to new investments that will allow Consumers to strengthen infrastructure and improve system capacity and deliverability.

The filing also seeks approval of two rate adjustment mechanisms: one that would reconcile annually Consumers’ actual nonfuel revenues with the revenues approved by the MPSC, and another that would provide for additional annual rate increases of $35 million beginning in 2018 and another $35 million beginning in 2019 for incremental investments that Consumers plans to make in those years, subject to reconciliation. These future investments are intended to help ensure adequate system capacity and deliverability.

Depreciation Rate Case: In August 2016, Consumers filed a depreciation rate case related to its gas utility property, requesting to decrease depreciation expense by $3 million annually.

Gas Pipeline Safety: In October 2016, the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration published a final rule that will require the installation of additional safety valves on certain gas distribution service lines beginning in 2017. Consumers is evaluating the cost of complying with this rule, but expects that it will be able to recover the cost in rates, consistent with the recovery of other reasonable costs of complying with laws and regulations.

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

Other Outlook and Uncertainties

EnerBank: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank represented four percent of CMS Energy’s net assets at September 30, 2016 and five percent of CMS Energy’s net income available to common stockholders for the nine months ended September 30, 2016. The carrying value of EnerBank’s loan portfolio was $1.2 billion at September 30, 2016. Its loan portfolio was funded primarily by certificates of deposit of $1.2 billion. The twelve-month rolling average net default rate on loans held by EnerBank was 0.8 percent at September 30, 2016. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of September 30, 2016.

Employee Separation Program: In June 2016, CMS Energy and Consumers announced a voluntary separation program for non-union employees. During the three months ended September 30, 2016, CMS Energy and Consumers recorded a charge of $11 million related to this program, under which 176 employees accepted and were approved for early separation. After hiring replacements for certain positions, CMS Energy and Consumers expect a net reduction of 140 employees. This will result in future cost savings, as employee staffing levels will be better matched to workload demand, which reflects CMS Energy’s and Consumers’ ongoing productivity and quality improvements.

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

CMS Energy Corporation

Consolidated Statements of Income (Unaudited)

	In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2016	2015	2016	2015

Operating Revenue	$1,587	$1,486	$4,759	$4,947

Operating Expenses
Fuel for electric generation	145	161	367	462
Purchased and interchange power	454	392	1,165	1,082
Purchased power – related parties	22	21	65	61
Cost of gas sold	45	52	490	754
Maintenance and other operating expenses	290	311	859	906
Depreciation and amortization	183	173	597	564
General taxes	62	59	209	200
Total operating expenses	1,201	1,169	3,752	4,029

Operating Income	386	317	1,007	918

Other Income (Expense)
Interest income	1	1	4	3
Allowance for equity funds used during construction	3	3	9	7
Income from equity method investees	5	4	12	9
Other income	2	2	7	8
Other expense	(6)	(3)	(13)	(11)
Total other income	5	7	19	16

Interest Charges
Interest on long-term debt	103	95	306	288
Other interest expense	8	7	22	20
Allowance for borrowed funds used during construction	(1)	(1)	(4)	(3)
Total interest charges	110	101	324	305

Income Before Income Taxes	281	223	702	629
Income Tax Expense	95	75	227	211

Net Income	186	148	475	418
Income Attributable to Noncontrolling Interests	-	-	1	1

Net Income Available to Common Stockholders	$186	$148	$474	$417

Basic Earnings Per Average Common Share	$0.67	$0.53	$1.71	$1.51
Diluted Earnings Per Average Common Share	$0.67	$0.53	$1.70	$1.51

Dividends Declared Per Common Share	$0.31	$0.29	$0.93	$0.87

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

	In Millions
	Three Months Ended		Nine Months Ended
September 30	2016	2015	2016	2015

Net Income	$186	$148	$475	$418

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $-, $1, $-, and $3	1	2	2	4
Amortization of prior service credit, net of tax of $- for all periods	-	(1)	(1)	(1)

Investments
Unrealized gain (loss) on investments, net of tax of $-, $(1), $-, and $(1)	1	(2)	1	(3)

Other Comprehensive Income (Loss)	2	(1)	2	-

Comprehensive Income	188	147	477	418

Comprehensive Income Attributable to Noncontrolling Interests	-	-	1	1

Comprehensive Income Attributable to CMS Energy	$188	$147	$476	$417

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Cash Flows (Unaudited)

		In Millions
Nine Months Ended September 30	2016	2015

Cash Flows from Operating Activities
Net income	$475	$418
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	597	564
Deferred income taxes and investment tax credit	219	210
Other non-cash operating activities	54	124
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	51	219
Inventories	35	54
Accounts payable and accrued refunds	(24)	(34)
Other current and non-current assets and liabilities	(166)	(135)
Net cash provided by operating activities	1,241	1,420

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,224)	(1,102)
Increase in EnerBank notes receivable	(87)	(186)
Proceeds from the sale of EnerBank notes receivable	-	48
Cost to retire property and other investing activities	(94)	(100)
Net cash used in investing activities	(1,405)	(1,340)

Cash Flows from Financing Activities
Proceeds from issuance of debt	775	100
Issuance of common stock	69	40
Proceeds from EnerBank certificates of deposit, net	64	135
Payment of dividends on common and preferred stock	(260)	(241)
Retirement of long-term debt	(215)	(148)
Increase (decrease) in notes payable	(174)	8
Payment of capital lease obligations and other financing costs	(22)	(31)
Net cash provided by (used in) financing activities	237	(137)

Net Increase (Decrease) in Cash and Cash Equivalents	73	(57)
Cash and Cash Equivalents, Beginning of Period	266	207

Cash and Cash Equivalents, End of Period	$339	$150

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$159	$147
Note receivable recorded for future refund of use taxes paid and capitalized	29	-

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets (Unaudited)

ASSETS

		In Millions
	September 30	December 31
	2016	2015

Current Assets
Cash and cash equivalents	$339	$266
Restricted cash and cash equivalents	28	19
Accounts receivable and accrued revenue, less allowances of $27 in 2016 and $28 in 2015	634	774
Notes receivable, less allowances of $12 in 2016 and $9 in 2015	146	128
Notes receivable held for sale	41	16
Accounts receivable – related parties	12	11
Inventories at average cost
Gas in underground storage	553	568
Materials and supplies	119	126
Generating plant fuel stock	64	84
Deferred property taxes	152	235
Regulatory assets	16	16
Prepayments and other current assets	94	77
Total current assets	2,198	2,320

Plant, Property, and Equipment
Plant, property, and equipment, gross	20,698	18,943
Less accumulated depreciation and amortization	5,953	5,747
Plant, property, and equipment, net	14,745	13,196
Construction work in progress	698	1,509
Total plant, property, and equipment	15,443	14,705

Other Non-current Assets
Regulatory assets	1,765	1,840
Accounts and notes receivable	1,110	1,027
Investments	68	64
Other	258	343
Total other non-current assets	3,201	3,274

Total Assets	$20,842	$20,299

LIABILITIES AND EQUITY

		In Millions
	September 30	December 31
	2016	2015

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$1,005	$706
Notes payable	75	249
Accounts payable	539	633
Accounts payable – related parties	9	9
Accrued rate refunds	33	26
Accrued interest	76	106
Accrued taxes	93	349
Regulatory liabilities	80	82
Other current liabilities	159	142
Total current liabilities	2,069	2,302

Non-current Liabilities
Long-term debt	8,722	8,400
Non-current portion of capital leases and financing obligation	110	118
Regulatory liabilities	2,053	2,088
Postretirement benefits	560	591
Asset retirement obligations	445	439
Deferred investment tax credit	74	56
Deferred income taxes	2,230	2,017
Other non-current liabilities	283	313
Total non-current liabilities	14,477	14,022

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 279.1 shares in 2016 and 277.2 shares in 2015	3	3
Other paid-in capital	4,908	4,837
Accumulated other comprehensive loss	(45)	(47)
Accumulated deficit	(607)	(855)
Total common stockholders’ equity	4,259	3,938
Noncontrolling interests	37	37
Total equity	4,296	3,975

Total Liabilities and Equity	$20,842	$20,299

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity (Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2016	2015	2016	2015

Total Equity at Beginning of Period	$4,193	$3,855	$3,975	$3,707

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	4,906	4,812	4,837	4,774
Common stock issued	3	17	82	56
Common stock repurchased	(1)	-	(11)	(11)
Common stock reissued	-	-	-	10
At end of period	4,908	4,829	4,908	4,829

Accumulated Other Comprehensive Loss
At beginning of period	(47)	(48)	(47)	(49)
Retirement benefits liability
At beginning of period	(43)	(46)	(43)	(48)
Amortization of net actuarial loss	1	2	2	4
Amortization of prior service credit	-	(1)	(1)	(1)
At end of period	(42)	(45)	(42)	(45)
Investments
At beginning of period	(4)	(2)	(4)	(1)
Unrealized gain (loss) on investments	1	(2)	1	(3)
At end of period	(3)	(4)	(3)	(4)
At end of period	(45)	(49)	(45)	(49)

Accumulated Deficit
At beginning of period	(706)	(949)	(855)	(1,058)
Cumulative effect of change in accounting principle	-	-	33	-
Net income attributable to CMS Energy	186	148	474	417
Dividends declared on common stock	(87)	(80)	(259)	(240)
At end of period	(607)	(881)	(607)	(881)

Noncontrolling Interests
At beginning of period	37	37	37	37
Income attributable to noncontrolling interests	-	-	1	1
Distributions and other changes in noncontrolling interests	-	-	(1)	(1)
At end of period	37	37	37	37

Total Equity at End of Period	$4,296	$3,939	$4,296	$3,939

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Income (Unaudited)

			In Millions
	Three Months Ended		Nine Months Ended
September 30	2016	2015	2016	2015

Operating Revenue	$1,498	$1,417	$4,514	$4,726

Operating Expenses
Fuel for electric generation	118	138	290	381
Purchased and interchange power	445	389	1,148	1,072
Purchased power – related parties	23	21	66	61
Cost of gas sold	39	46	477	737
Maintenance and other operating expenses	265	289	788	845
Depreciation and amortization	182	172	592	560
General taxes	61	57	207	194
Total operating expenses	1,133	1,112	3,568	3,850

Operating Income	365	305	946	876

Other Income (Expense)
Interest income	1	1	3	3
Interest and dividend income – related parties	-	-	1	-
Allowance for equity funds used during construction	3	3	9	7
Other income	2	2	7	17
Other expense	(6)	(3)	(13)	(11)
Total other income	-	3	7	16

Interest Charges
Interest on long-term debt	65	62	195	188
Other interest expense	3	4	9	11
Allowance for borrowed funds used during construction	(1)	(1)	(4)	(3)
Total interest charges	67	65	200	196

Income Before Income Taxes	298	243	753	696
Income Tax Expense	103	83	254	237

Net Income	195	160	499	459
Preferred Stock Dividends	-	-	1	1

Net Income Available to Common Stockholder	$195	$160	$498	$458

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

			In Millions
	Three Months Ended		Nine Months Ended
September 30	2016	2015	2016	2015

Net Income	$195	$160	$499	$459

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $-, $-, $-, and $1	-	1	-	3

Investments
Unrealized gain (loss) on investments, net of tax of $(1), $-, $2, and $(1)	(2)	-	3	(2)
Reclassification adjustments included in net income, net of tax of $-, $-, $-, and $(3)	-	-	-	(5)

Other Comprehensive Income (Loss)	(2)	1	3	(4)

Comprehensive Income	$193	$161	$502	$455

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Cash Flows (Unaudited)

		In Millions
Nine Months Ended September 30	2016	2015

Cash Flows from Operating Activities
Net income	$499	$459
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	592	560
Deferred income taxes and investment tax credit	220	33
Other non-cash operating activities	45	116
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	72	221
Inventories	35	53
Accounts payable and accrued refunds	(31)	(30)
Other current and non-current assets and liabilities	(144)	15
Net cash provided by operating activities	1,288	1,427

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,214)	(1,093)
Cost to retire property and other investing activities	(95)	(93)
Net cash used in investing activities	(1,309)	(1,186)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	446	-
Stockholder contribution	275	150
Payment of dividends on common and preferred stock	(362)	(360)
Retirement of long-term debt	(185)	(48)
Increase (decrease) in notes payable	(174)	8
Payment of capital lease obligations and other financing costs	(8)	(19)
Net cash used in financing activities	(8)	(269)

Net Decrease in Cash and Cash Equivalents	(29)	(28)
Cash and Cash Equivalents, Beginning of Period	50	71

Cash and Cash Equivalents, End of Period	$21	$43

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$145	$147
Note receivable recorded for future refund of use taxes paid and capitalized	29	-

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets (Unaudited)

ASSETS

		In Millions
	September 30	December 31
	2016	2015

Current Assets
Cash and cash equivalents	$21	$50
Restricted cash and cash equivalents	28	19
Accounts receivable and accrued revenue, less allowances of $27 in 2016 and $28 in 2015	616	758
Accounts receivable – related parties	2	17
Inventories at average cost
Gas in underground storage	553	568
Materials and supplies	114	120
Generating plant fuel stock	60	80
Deferred property taxes	152	235
Regulatory assets	16	16
Prepayments and other current assets	85	66
Total current assets	1,647	1,929

Plant, Property, and Equipment
Plant, property, and equipment, gross	20,528	18,797
Less accumulated depreciation and amortization	5,893	5,676
Plant, property, and equipment, net	14,635	13,121
Construction work in progress	692	1,467
Total plant, property, and equipment	15,327	14,588

Other Non-current Assets
Regulatory assets	1,765	1,840
Accounts and notes receivable	56	10
Investments	34	29
Other	151	239
Total other non-current assets	2,006	2,118

Total Assets	$18,980	$18,635

LIABILITIES AND EQUITY

		In Millions
	September 30	December 31
	2016	2015

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$296	$220
Notes payable	75	249
Accounts payable	521	613
Accounts payable – related parties	9	15
Accrued rate refunds	33	26
Accrued interest	48	65
Accrued taxes	114	352
Regulatory liabilities	80	82
Other current liabilities	127	109
Total current liabilities	1,303	1,731

Non-current Liabilities
Long-term debt	5,365	5,183
Non-current portion of capital leases and financing obligation	110	118
Regulatory liabilities	2,053	2,088
Postretirement benefits	500	529
Asset retirement obligations	444	438
Deferred investment tax credit	74	56
Deferred income taxes	2,958	2,710
Other non-current liabilities	212	236
Total non-current liabilities	11,716	11,358

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,999	3,724
Accumulated other comprehensive loss	(3)	(6)
Retained earnings	1,087	950
Total common stockholder’s equity	5,924	5,509
Preferred stock	37	37
Total equity	5,961	5,546

Total Liabilities and Equity	$18,980	$18,635

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2016	2015	2016	2015

Total Equity at Beginning of Period	$5,916	$5,466	$5,546	$5,277

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	3,999	3,724	3,724	3,574
Stockholder contribution	-	-	275	150
At end of period	3,999	3,724	3,999	3,724

Accumulated Other Comprehensive Loss
At beginning of period	(1)	(12)	(6)	(7)
Retirement benefits liability
At beginning of period	(19)	(24)	(19)	(26)
Amortization of net actuarial loss	-	1	-	3
At end of period	(19)	(23)	(19)	(23)
Investments
At beginning of period	18	12	13	19
Unrealized gain (loss) on investments	(2)	-	3	(2)
Reclassification adjustments included in net income	-	-	-	(5)
At end of period	16	12	16	12
At end of period	(3)	(11)	(3)	(11)

Retained Earnings
At beginning of period	1,040	876	950	832
Net income	195	160	499	459
Dividends declared on common stock	(148)	(105)	(361)	(359)
Dividends declared on preferred stock	-	-	(1)	(1)
At end of period	1,087	931	1,087	931

Preferred Stock
At beginning and end of period	37	37	37	37

Total Equity at End of Period	$5,961	$5,522	$5,961	$5,522

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

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs: This standard, which was effective on January 1, 2016 for CMS Energy and Consumers, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet. Previously, debt issuance costs were reported as an asset. The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums. In accordance with the standard, CMS Energy included $44 million and Consumers included $25 million of unamortized debt issuance costs in long-term debt on their consolidated balance sheets at September 30, 2016. In addition, this standard requires that companies apply the new guidance retrospectively to all prior periods presented. Accordingly, CMS Energy reclassified $41 million and Consumers reclassified $23 million of unamortized debt issuance costs from other non-current assets to long-term debt on their consolidated balance sheets at December 31, 2015.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting: This standard was issued to simplify and improve the accounting for employee share-based payment awards. The standard will be effective on January 1, 2017 for CMS Energy and Consumers, but early adoption is permitted. CMS Energy and Consumers elected to adopt the standard as of January 1, 2016. The standard requires all excess tax benefits and deficiencies that occur upon vesting of employee stock awards to be recognized in net income. Previously, CMS Energy and Consumers did not record excess tax benefits on restricted stock awards in net income but, under this standard, CMS Energy and Consumers recorded $7 million of excess tax benefits in net income for the nine months ended September 30, 2016. Also, in accordance with the standard, CMS Energy recorded a $33 million cumulative adjustment to its accumulated deficit at January 1, 2016. This amount represented excess federal tax benefits that CMS Energy had not recognized in prior periods due to the use of tax loss carryforwards. The implementation of this standard had no other major impacts on CMS Energy’s or Consumers’ consolidated financial statements.

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

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments: This standard provides guidance on how certain cash receipts and cash payments should be classified in the statement of cash flows, with the objective of reducing diversity in practice. The standard addresses various cash flow issues, including the classification of debt prepayment or debt extinguishment costs. Under the new guidance, these costs, including premiums paid, will be classified as cash flows from financing activities. CMS Energy and Consumers presently classify premiums paid to retire debt early as cash flows from operating activities, but will classify these payments as cash flows from financing activities under this guidance. CMS Energy and Consumers do not expect the other issues addressed in this standard to have a major impact on their consolidated financial statements. The standard will be effective on January 1, 2018 for CMS Energy and Consumers, but early adoption is permitted. The standard is to be applied retrospectively to each prior period presented, unless impracticable. CMS Energy and Consumers are considering adopting this standard early.

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

2014 Electric Rate Case: In December 2014, Consumers filed an application with the MPSC seeking an annual rate increase of $163 million, and in June 2015, Consumers self-implemented an annual rate increase of $110 million, subject to refund with interest. The MPSC issued an order in November 2015, authorizing an annual rate increase of $165 million, based on a 10.3 percent authorized rate of return on equity. In April 2016, upon the retirement of seven coal-fueled electric generating units, the annual rate increase was reduced to $126 million.

In February 2016, Consumers filed a reconciliation of total revenues collected during self-implementation to those that would have been collected under final rates. In June 2016, the MPSC approved a settlement agreement that resulted in a $1 million refund to customers.

2016 Electric Rate Case: In March 2016, Consumers filed an application with the MPSC seeking an annual rate increase of $225 million, based on a 10.7 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. Presented in the following table are the components of the requested increase in revenue:

In Millions
Components of the rate increase
Investment in rate base	$161
Operating and maintenance costs	21
Gross margin	17
Cost of capital	15
Working capital	11
Total	$225

The filing also seeks approval of an investment recovery mechanism that would provide for additional annual rate increases of $38 million beginning in 2017, $92 million beginning in 2018, and $92 million beginning in 2019 for incremental investments that Consumers plans to make in those years, subject to reconciliation.

In September 2016, Consumers self-implemented an annual rate increase of $170 million, subject to refund with interest. Consumers had a recorded reserve for customer refunds at September 30, 2016 that it believes is adequate.

Gas Rate Case: In July 2015, Consumers filed an application with the MPSC seeking an annual rate increase of $85 million, based on a 10.7 percent authorized return on equity. In January 2016, Consumers self-implemented an annual rate increase of $60 million, subject to refund with interest. In April 2016, the MPSC approved a settlement agreement authorizing a $40 million annual rate increase.

In July 2016, Consumers filed a reconciliation of total revenues collected during self-implementation to those that would have been collected under final rates. The reconciliation indicated that a $10 million refund would be required, which Consumers had recorded as a reserve for customer refunds at September 30, 2016.

Energy Optimization Plan Incentive: In September 2016, the MPSC approved a settlement agreement authorizing Consumers to collect $18 million during 2017 as an incentive for exceeding its statutory savings targets in 2015 and for achieving certain other goals. Consumers recognized incentive revenue under this program of $18 million in 2015.

Electric Transmission: Consumers became registered under NERC standards as a transmission owner, transmission planner, and transmission operator in October 2015. Consumers had previously received approval from the MPSC in 2014 and FERC in 2015 to reclassify $34 million of net plant assets from distribution to transmission. In March 2016, Consumers received FERC approval to begin collecting transmission revenues under MISO’s transmission tariff effective April 2016. Consumers completed the reclassification of plant assets from distribution to transmission in April 2016.

In a separate matter, in February 2015, METC notified Consumers that the reclassified assets need to be conveyed by Consumers to METC under the terms of the DTIA. Consumers disagrees with METC’s interpretation of the provisions of the DTIA. The parties remain in dispute resolution.

In April 2016, METC filed a formal challenge to Consumers’ transmission revenue requirement calculation filed at FERC. METC claims that Consumers’ annual transmission revenue requirement should be reduced from $9 million to $6 million. Consumers is disputing METC’s claim at FERC.

2016 PSCR Plan: In October 2016, the MPSC approved Consumers’ 2016 PSCR plan, with the exception of the recovery of litigation costs related to a complaint that Consumers filed against a rail transportation company. In its order, the MPSC indicated that this expense could be included for consideration in a general rate case. In connection with this disallowance, Consumers recognized, in September 2016, a charge of $6 million related to litigation costs incurred during 2015 and 2016.

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

Bay Harbor: CMS Land retained environmental remediation obligations for the collection and treatment of leachate, a liquid consisting of water and other substances, at Bay Harbor after selling its interests in the development in 2002. Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site. In 2012, CMS Land and the MDEQ finalized an agreement that established the final remedies and the future water quality criteria at the site. CMS Land completed all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit issued in 2010 and renewed in October 2016. The renewed NPDES permit is valid through September 2020.

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

At September 30, 2016, CMS Energy had a recorded liability of $52 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $67 million. CMS Energy expects to pay the following amounts for long-term liquid disposal and operating and maintenance costs in 2016 and in each of the next four years:

				In Millions
	2016	2017	2018	2019	2020
CMS Energy
Long-term liquid disposal and operating and maintenance costs	$5	$5	$4	$4	$4

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

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At September 30, 2016, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability.

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

Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At September 30, 2016, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability.

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

At September 30, 2016, Consumers had a recorded liability of $108 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $118 million. Consumers expects to pay the following amounts for remediation and other response activity costs in 2016 and in each of the next four years:

				In Millions
	2016	2017	2018	2019	2020
Consumers
Remediation and other response activity costs	$6	$35	$14	$19	$10

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At September 30, 2016, Consumers had a regulatory asset of $140 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At September 30, 2016, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability.

Guarantees

Presented in the following table are CMS Energy’s and Consumers’ guarantees at September 30, 2016:

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

2                   At Consumers, this obligation comprises a guarantee provided to the U.S. Department of Energy in connection with a settlement agreement regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers. At CMS Energy, the guarantee obligations comprise Consumers’ guarantee to the U.S. Department of Energy and CMS Energy’s 1994 guarantee of non-recourse revenue bonds issued by Genesee.

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

4:                    FINANCINGS AND CAPITALIZATION

Financings: Presented in the following table is a summary of major long-term debt transactions during the nine months ended September 30, 2016.

	Principal		Issue/Retirement
	(In Millions)	Interest Rate	Date	Maturity Date
Debt issuances
CMS Energy, parent only
Senior notes	$300	3.000%	May 2016	May 2026
Total CMS Energy, parent only	$300
Consumers
FMBs	$450	3.250%	August 2016	August 2046
Total Consumers	$450
Total CMS Energy	$750
Debt retirements
Consumers
FMBs	$173	5.500%	August 2016	August 2016
Total Consumers	$173
Total CMS Energy	$173

Term Loan: In April 2016, CMS Energy reached an agreement to extend the maturity date of its $180 million term loan by one year, through April 2018.

Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. In June 2016, Consumers received authorization from FERC to have outstanding, at any one time, up to $800 million of secured and unsecured short-term securities for general corporate purposes. FERC also authorized Consumers to issue and sell up to $1.795 billion of secured and unsecured long-

term securities for general corporate purposes. The authorization was effective July 1, 2016 and will terminate on June 30, 2018.

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at September 30, 2016:

				In Millions
			Letters of Credit
Expiration Date	Amount of Facility	Amount Borrowed	Outstanding	Amount Available
CMS Energy, parent only
May 27, 2021[1,2]	$550	$-	$1	$549
Consumers
May 27, 2021[1,3]	$650	$-	$7	$643
November 23, 2017[3]	250	-	-	250
May 9, 2018[3]	30	-	30	-

1                   In May 2016, the expiration date of this revolving credit agreement was extended from 2020 to 2021.

2                   During the nine months ended September 30, 2016, CMS Energy’s average borrowings totaled $3 million with a weighted-average interest rate of 1.68 percent. Obligations under this facility are secured by Consumers common stock.

3                   Obligations under this facility are secured by FMBs of Consumers.

Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ $650 million revolving credit facility and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the revolver’s available capacity, Consumers does not intend to issue commercial paper in an amount exceeding the available revolver capacity. At September 30, 2016, $75 million of commercial paper notes were outstanding under this program and are recorded as current notes payable on the consolidated balance sheets of CMS Energy and Consumers.

Dividend Restrictions: At September 30, 2016, payment of dividends by CMS Energy on its common stock was limited to $4.3 billion under provisions of the Michigan Business Corporation Act of 1972.

Under the provisions of its articles of incorporation, at September 30, 2016, Consumers had $1.0 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that under a variety of circumstances dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.

For the nine months ended September 30, 2016, Consumers paid $361 million in dividends on its common stock to CMS Energy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

				In Millions
	CMS Energy, including Consumers		Consumers
	September 30	December 31	September 30	December 31
	2016	2015	2016	2015
Assets[1]
Cash equivalents	$153	$158	$-	$-
Restricted cash equivalents	28	19	28	19
CMS Energy common stock	-	-	34	29
Nonqualified deferred compensation plan assets	11	10	8	7
DB SERP
Cash equivalents	1	2	1	2
Mutual funds	144	146	103	104
Derivative instruments
Commodity contracts	2	1	2	1
Total	$339	$336	$176	$162
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$11	$10	$8	$7
Derivative instruments
Commodity contracts	1	-	1	-
Total	$12	$10	$9	$7

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

In Millions
	September 30, 2016					December 31, 2015
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$23	$23	$-	$-	$23	$-	$-	$-	$-	$-
Notes receivable[2]	1,286	1,374	-	-	1,374	1,161	1,228	-	-	1,228
Securities held to maturity	13	14	-	14	-	11	11	-	11	-
Liabilities
Long-term debt[3]	9,706	10,651	-	9,628	1,023	9,084	9,599	-	8,648	951
Long-term payables[4]	22	23	-	-	23	14	14	-	-	14
Consumers
Assets
Long-term receivables[1]	$23	$23	$-	$-	$23	$-	$-	$-	$-	$-
Notes receivable	45	44	-	-	44	-	-	-	-	-
Liabilities
Long-term debt[5]	5,640	6,232	-	5,209	1,023	5,381	5,684	-	4,733	951
Long-term payables	6	6	-	-	6	-	-	-	-	-

1                   Includes current accounts receivable of $13 million at September 30, 2016.

2                   Includes current portion of notes receivable of $187 million at September 30, 2016 and $144 million at December 31, 2015.

3                   Includes current portion of long-term debt of $984 million at September 30, 2016 and $684 million at December 31, 2015.

4                   Includes current portion of long-term payables of $1 million at September 30, 2016 and December 31, 2015.

5                   Includes current portion of long-term debt of $275 million at September 30, 2016 and $198 million at December 31, 2015.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At September 30, 2016 and December 31, 2015, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

							In Millions
	September 30, 2016				December 31, 2015
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$149	$-	$5	$144	$152	$-	$6	$146
Held to maturity
Debt securities	13	1	-	14	11	-	-	11
Consumers
Available for sale
DB SERP
Mutual funds	$107	$-	$4	$103	$108	$-	$4	$104
CMS Energy common stock	4	30	-	34	4	25	-	29

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities. Debt securities classified as held to maturity consist primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.

7:                    NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

		In Millions
	September 30, 2016	December 31, 2015
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$146	$128
EnerBank notes receivable held for sale	41	16
Non-current
EnerBank notes receivable	1,051	1,017
State of Michigan tax settlement	48	-
Total notes receivable	$1,286	$1,161
Consumers
Non-current
State of Michigan tax settlement	$45	$-
Total notes receivable	$45	$-

EnerBank notes receivable are unsecured consumer installment loans for financing home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses. At September 30, 2016, $41 million of notes receivable were classified as held for sale; the fair value of notes receivable held for sale exceeded their carrying value. These notes are expected to be sold in 2016.

Authorized contractors pay fees to EnerBank to provide borrowers with same-as-cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $82 million at September 30, 2016 and December 31, 2015. Unearned income associated with the loan fees for notes receivable held for sale was $8 million at September 30, 2016 and $3 million at December 31, 2015.

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

Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent consumer loans was $10 million at September 30, 2016 and $8 million at December 31, 2015.

At September 30, 2016 and December 31, 2015, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

8:                    RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.

In January 2016, CMS Energy and Consumers changed the method they use to determine the discount rate used to calculate the service cost and interest expense components of net periodic benefit costs for the DB Pension and OPEB Plans. Historically, the discount rate used for this purpose represented a single weighted-average rate derived from the yield curve used to determine the benefit obligation. CMS Energy and Consumers have elected to use instead a full-yield-curve approach in the estimation of service cost and interest expense; this approach is more accurate in that it applies individual spot rates along the yield curve to future projected benefit payments based on the time of payment. As a result of changing to the full-yield-curve approach to determine the discount rate, for the nine months ended September 30, 2016, the service cost and interest expense components of net periodic benefit costs were reduced by $17 million for the DB Pension Plan and $9 million for the OPEB Plan for CMS Energy and by $17 million for the DB Pension Plan and $9 million for the OPEB Plan for Consumers.

Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	DB Pension Plan				OPEB Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
September 30	2016	2015	2016	2015	2016	2015	2016	2015
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$10	$13	$31	$37	$5	$7	$14	$19
Interest expense	21	26	64	77	12	14	35	43
Expected return on plan assets	(36)	(35)	(110)	(104)	(22)	(23)	(65)	(68)
Amortization of:
Net loss	17	22	52	67	5	5	16	16
Prior service cost (credit)	1	-	3	1	(10)	(10)	(31)	(31)
Net periodic cost (credit)	$13	$26	$40	$78	$(10)	$(7)	$(31)	$(21)
Consumers
Net periodic cost (credit)
Service cost	$11	$12	$31	$36	$4	$7	$13	$19
Interest expense	20	25	62	74	12	14	34	42
Expected return on plan assets	(35)	(34)	(107)	(101)	(20)	(22)	(60)	(65)
Amortization of:
Net loss	16	22	50	66	5	6	16	17
Prior service cost (credit)	1	-	3	1	(10)	(10)	(30)	(30)
Net periodic cost (credit)	$13	$25	$39	$76	$(9)	$(5)	$(27)	$(17)

9:                    INCOME TAXES

Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Nine Months Ended September 30	2016	2015
CMS Energy, including Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.2	4.8
Accelerated flow-through of regulatory tax benefits[1]	(4.7)	(4.9)
Employee share-based awards[2]	(0.8)	-
Other, net	(1.4)	(1.4)
Effective tax rate	32.3%	33.5%
Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.6	4.8
Accelerated flow-through of regulatory tax benefits[1]	(4.0)	(4.2)
Employee share-based awards[2]	(0.7)	-
Other, net	(1.2)	(1.5)
Effective tax rate	33.7%	34.1%

1                   Since 2014, Consumers has followed a new regulatory treatment ordered by the MPSC that accelerates the return of certain income tax benefits to customers. This change, which also accelerates Consumers’ recognition of the income tax benefits, reduced Consumers’ income tax expense by $30 million for the nine months ended September 30, 2016 and by $29 million for the nine months ended September 30, 2015.

2                   CMS Energy and Consumers elected to adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as of January 1, 2016. For further details on the implementation of this standard, see Note 1, New Accounting Standards.

10:          EARNINGS PER SHARE—CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

		In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2016	2015	2016	2015
Income available to common stockholders
Net income	$186	$148	$475	$418
Less income attributable to noncontrolling interests	-	-	1	1
Net income available to common stockholders – basic and diluted	$186	$148	$474	$417
Average common shares outstanding
Weighted-average shares – basic	278.2	276.0	277.7	275.4
Add dilutive nonvested stock awards	1.0	0.9	1.1	0.9
Weighted-average shares – diluted	279.2	276.9	278.8	276.3
Net income per average common share available to common stockholders
Basic	$0.67	$0.53	$1.71	$1.51
Diluted	0.67	0.53	1.70	1.51

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

Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2016	2015	2016	2015
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,313	$1,233	$3,348	$3,273
Gas utility	185	184	1,166	1,453
Enterprises	59	43	156	148
Other reconciling items	30	26	89	73
Total operating revenue – CMS Energy	$1,587	$1,486	$4,759	$4,947
Consumers
Operating revenue
Electric utility	$1,313	$1,233	$3,348	$3,273
Gas utility	185	184	1,166	1,453
Total operating revenue – Consumers	$1,498	$1,417	$4,514	$4,726
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$191	$166	$395	$342
Gas utility	3	(7)	102	115
Enterprises	8	3	17	10
Other reconciling items	(16)	(14)	(40)	(50)
Total net income available to common stockholders – CMS Energy	$186	$148	$474	$417
Consumers
Net income (loss) available to common stockholder
Electric utility	$191	$166	$395	$342
Gas utility	3	(7)	102	115
Other reconciling items	1	1	1	1
Total net income available to common stockholder – Consumers	$195	$160	$498	$458

		In Millions
	September 30, 2016	December 31, 2015
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$14,396	$13,059
Gas utility[1]	6,117	5,723
Enterprises	158	120
Other reconciling items	27	41
Total plant, property, and equipment, gross – CMS Energy	$20,698	$18,943
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$14,396	$13,059
Gas utility[1]	6,117	5,723
Other reconciling items	15	15
Total plant, property, and equipment, gross – Consumers	$20,528	$18,797
CMS Energy, including Consumers
Total assets
Electric utility[1]	$12,892	$12,660
Gas utility[1]	6,033	5,912
Enterprises	273	270
Other reconciling items	1,644	1,457
Total assets – CMS Energy[2]	$20,842	$20,299
Consumers
Total assets
Electric utility[1]	$12,892	$12,660
Gas utility[1]	6,033	5,912
Other reconciling items	55	63
Total assets – Consumers[2]	$18,980	$18,635

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

UNREGISTERED SALES OF EQUITY SECURITIES

None.

ISSUER REPURCHASES OF EQUITY SECURITIES

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended September 30, 2016:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under Publicly
	of Shares	Price Paid	Announced Plans or	Announced Plans or
Period	Purchased[1]	per Share	Programs	Programs
July 1, 2016 to
July 31, 2016	18,112	$ 45.62	-	-
August 1, 2016 to
August 31, 2016	-	-	-	-
September 1, 2016 to
September 30, 2016	1,061	42.20	-	-
Total	19,173	$ 45.43	-	-

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

CMS ENERGY CORPORATION

Dated: October 27, 2016	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: October 27, 2016	By:	/s/ Thomas J. Webb
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

127th Supplemental Indenture dated as of August 10, 2016 between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed August 10, 2016 and incorporated herein by reference)

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