Form 10-K
period 2016-12-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2017-02-07
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(517) 788-0550

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Registrant	Title of Class	on Which Registered___
CMS Energy Corporation	Common Stock, $0.01 par value	New York Stock Exchange
Consumers Energy Company	Cumulative Preferred Stock, $100 par value: $4.50 Series	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

CMS Energy Corporation: Yes ☒ No ☐	Consumers Energy Company: Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

CMS Energy Corporation: Yes ☐ No ☒	Consumers Energy Company: Yes ☐ No ☒

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

The aggregate market value of CMS Energy voting and non-voting common equity held by non-affiliates was $12.721 billion for the 277,390,749 CMS Energy Common Stock shares outstanding on June 30, 2016 based on the closing sale price of $45.86 for CMS Energy Common Stock, as reported by the New York Stock Exchange on such date. There were no shares of Consumers common equity held by non-affiliates as of June 30, 2016.

There were 280,014,896 shares of CMS Energy Common Stock outstanding on January 10, 2017, including 443,148 shares owned by Consumers Energy Company. On January 10, 2017, CMS Energy held all 84,108,789 outstanding shares of common equity of Consumers.

Documents incorporated by reference in Part III: CMS Energy’s proxy statement and Consumers’ information statement relating to the 2017 Annual Meeting of Shareholders to be held May 5, 2017.

CMS Energy Corporation

Consumers Energy Company

Annual Reports on Form 10-K to the Securities and Exchange Commission for the Year Ended December 31, 2016

(This page intentionally left blank)

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2016 Energy Law
Comprehensive energy reform package enacted in Michigan in 2016

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

CMS MST
CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM in 2004

Consumers
Consumers Energy Company and its consolidated subsidiaries, unless otherwise noted; a wholly owned subsidiary of CMS Energy

Consumers 2014 Securitization Funding
Consumers 2014 Securitization Funding LLC, a wholly owned consolidated bankruptcy-remote subsidiary of Consumers and special-purpose entity organized for the sole purpose of purchasing and owning securitization property, issuing securitization bonds, and pledging its interest in securitization property to a trustee to collateralize the securitization bonds

Craven
Craven County Wood Energy Limited Partnership, a variable interest entity in which HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50-percent interest

CSAPR
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

DTE Gas
DTE Gas Company, a non-affiliated company

EBITDA
Earnings before interest, taxes, depreciation, and amortization

EnerBank
EnerBank USA, a wholly owned subsidiary of CMS Capital

energy waste reduction
The reduction of energy consumption through energy efficiency and demand-side energy conservation, as established under the 2016 Energy Law

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

Gas AMR
Consumers’ gas automated meter reading project, which involves the installation of communication modules to allow drive-by meter reading

GCC
Gas Customer Choice, which allows gas customers to purchase gas from alternative suppliers

GCR
Gas cost recovery

Genesee
Genesee Power Station Limited Partnership, a variable interest entity in which HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50-percent interest

Grayling
Grayling Generating Station Limited Partnership, a variable interest entity in which HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50-percent interest

GWh
Gigawatt-hour, a unit of energy equal to one billion watt-hours

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

LIBOR
The London Interbank Offered Rate

Ludington
Ludington pumped-storage plant, jointly owned by Consumers and DTE Electric

MATS
Mercury and Air Toxics Standards, which limit mercury, acid gases, and other toxic pollution from coal-fueled and oil-fueled power plants mcf
Thousand cubic feet

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

MDEQ
Michigan Department of Environmental Quality

METC
Michigan Electric Transmission Company, LLC, a non-affiliated company

MGP
Manufactured gas plant

Michigan Mercury Rule
Michigan Air Pollution Control Rules, Part 15, Emission Limitations and Prohibitions — Mercury, addressing mercury emissions from coal-fueled electric generating units

MISO
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

OPEB Plan
Postretirement health care and life insurance plans of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries

Palisades
Palisades nuclear power plant, sold by Consumers to Entergy in 2007

PBO
Projected benefit obligation

PCB
Polychlorinated biphenyl

PISP
Performance Incentive Stock Plan

PPA
Power purchase agreement

PSCR
Power supply cost recovery

RCRA
The Federal Resource Conservation and Recovery Act of 1976

REC
Renewable energy credit

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
T.E.S. Filer City Station Limited Partnership, a variable interest entity in which HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50-percent interest

USW
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

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-K and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:

•                 the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•                 potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities

•                 changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers

•                 the adoption of federal or state laws or regulations or challenges to federal or state laws or regulations, or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy and ROA, infrastructure integrity or security, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, potential effects of the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results

•                 factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather-related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; failures of equipment or materials; and electric transmission and distribution or gas pipeline system constraints

•                 increases in demand for renewable energy by customers seeking to meet sustainability goals

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

•                 national, regional, and local economic, competitive, and regulatory policies, conditions, and developments

•                 loss of customer demand for electric generation supply to alternative electric suppliers, increased use of distributed generation, or energy waste reduction

•                 federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations

•                 the impact of credit markets, economic conditions, and any new banking and consumer protection regulations on EnerBank

•                 the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers

•                 the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to future prices of electricity, natural gas, and other energy-related commodities

•                 factors affecting development of electric generation projects and gas and electric transmission and distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, and government approvals

•                 potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, or operations due to accidents, explosions, physical disasters, cyber incidents, vandalism, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events

•                 changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions

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

Part I

Item 1.                     Business

GENERAL

CMS Energy

CMS Energy was formed as a corporation in Michigan in 1987 and is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic independent power producer. Consumers serves individuals and businesses operating in the alternative energy, automotive, chemical, metal, and food products industries, as well as a diversified group of other industries. CMS Enterprises, through its subsidiaries and equity investments, is engaged primarily in independent power production and owns power generation facilities fueled mostly by natural gas and renewable sources.

CMS Energy manages its businesses by the nature of services each provides, and operates principally in three business segments: electric utility, gas utility, and enterprises, its non-utility operations and investments. Consumers’ consolidated operations account for the substantial majority of CMS Energy’s total assets, income, and operating revenue. CMS Energy’s consolidated operating revenue was $6.4 billion in 2016, $6.5 billion in 2015, and $7.2 billion in 2014.

For further information about operating revenue, income, and assets and liabilities attributable to all of CMS Energy’s business segments and operations, see Item 8. Financial Statements and Supplementary Data—CMS Energy Selected Financial Information, CMS Energy Consolidated Financial Statements, and Notes to the Consolidated Financial Statements.

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

Consumers’ consolidated operating revenue was $6.1 billion in 2016, $6.2 billion in 2015, and $6.8 billion in 2014. For further information about operating revenue, income, and assets and liabilities attributable to Consumers’ electric and gas utility operations, see Item 8. Financial Statements and Supplementary Data—Consumers Selected Financial Information, Consumers Consolidated Financial Statements, and Notes to the Consolidated Financial Statements.

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

In 2016, Consumers served 1.8 million electric customers and 1.8 million gas customers in Michigan’s Lower Peninsula. Presented in the following map are Consumers’ service territories:

Electric Service Territory

Gas Service Territory

Combination Electric and Gas Service Territory

•	Electric Generation Facilities

BUSINESS SEGMENTS

Consumers Electric Utility

Electric Utility Operations: Consumers’ electric utility operations, which include the generation, purchase, transmission, distribution, and sale of electricity, generated operating revenue of $4.4 billion in 2016, $4.2 billion in 2015, and $4.4 billion in 2014. Consumers’ electric utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2016 electric utility operating revenue of $4.4 billion by customer class:

Residential (45%)

Commercial (31%)

Industrial (18%)

Other (6%)

Consumers’ electric utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.

In 2016, Consumers’ electric deliveries were 38 billion kWh, which included ROA deliveries of four billion kWh, resulting in net bundled sales of 34 billion kWh. In 2015, Consumers’ electric deliveries were 37 billion kWh, which included ROA deliveries of four billion kWh, resulting in net bundled sales of 33 billion kWh.

Consumers’ electric utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment.

Presented in the following illustration are Consumers’ monthly weather-adjusted electric deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including ROA deliveries, during 2016 and 2015:

Consumers’ 2016 summer peak demand was 8,227 MW, which included ROA demand of 592 MW. For the 2015-2016 winter season, Consumers’ peak demand was 5,750 MW, which included ROA demand of 480 MW. As required by MISO reserve margin requirements, Consumers owns or controls, through long-term PPAs and short-term capacity purchases, essentially all of the capacity required to supply its projected firm peak load and necessary reserve margin for summer 2017.

Electric Utility Properties: Consumers’ transmission and distribution systems consist of:

•                 214 miles of transmission overhead lines operating at 138 kilovolts

•                 188 miles of high-voltage distribution overhead lines operating at 138 kilovolts

•                 four miles of high-voltage distribution underground lines operating at 138 kilovolts

•                 4,430 miles of high-voltage distribution overhead lines operating at 46 kilovolts and 69 kilovolts

•                 19 miles of high-voltage distribution underground lines operating at 46 kilovolts

•                 56,067 miles of electric distribution overhead lines

•                 10,532 miles of underground distribution lines

•                 substations with an aggregate transformer capacity of 25 million kVA

Consumers is interconnected to the interstate high-voltage electric transmission system owned by METC and operated by MISO. Consumers is also interconnected to neighboring utilities and to other transmission systems.

Presented in the following table are details about Consumers’ electric generating system at December 31, 2016:

	Number of Units and	2016 Generation Capacity	[1]	2016 Electric Supply
Name and Location (Michigan)	Year Entered Service	(MW)		(GWh)
Coal generation
J.H. Campbell 1 & 2 – West Olive	2 Units, 1962-1967	610		2,828
J.H. Campbell 3 – West Olive[2]	1 Unit, 1980	755		3,353
B.C. Cobb 4 & 5 – Muskegon[3]	2 Units, 1956-1957	-		556
D.E. Karn 1 & 2 – Essexville	2 Units, 1959-1961	494		2,164
J.C. Weadock 7 & 8 – Essexville[3]	2 Units, 1955-1958	-		418
J.R. Whiting 1-3 – Erie[3]	3 Units, 1952-1953	-		420
Total coal generation		1,859		9,739
Oil/Gas steam generation
Jackson – Jackson	1 Unit, 2002	542		2,118
D.E. Karn 3 & 4 – Essexville	2 Units, 1975-1977	1,208		81
Zeeland (combined cycle) – Zeeland	3 Units, 2002	527		3,692
Total oil/gas steam generation		2,277		5,891
Hydroelectric
Ludington – Ludington	6 Units, 1973	1,035	[4]	(316)[5]
Conventional hydro generation – various locations	35 Units, 1906-1949	75		452
Total hydroelectric		1,110		136
Gas/Oil combustion turbine
Zeeland (simple cycle) – Zeeland	2 Units, 2001	316		309
Various plants – various locations[6]	8 Units, 1966-1971	46		2
Total gas/oil combustion turbine		362		311
Wind generation
Cross Winds® Energy Park – Tuscola County	62 Turbines, 2014	16		373
Lake Winds® Energy Park – Mason County	56 Turbines, 2012	18		254
Total wind generation		34		627
Solar generation
Solar Gardens
Grand Valley State University – Allendale	11,200 Panels, 2016	1		4
Western Michigan University – Kalamazoo	3,900 Panels, 2016	-		-
Total solar generation		1		4
Total owned generation		5,643		16,708
Purchased and interchange power[7]		2,688	[8]	19,495	[8]
Total supply		8,331		36,203
Generation and transmission use/loss				2,186
Total net bundled sales				34,017

1                   Represents each plant’s electric generation capacity during the summer months, except for Solar Gardens Western Michigan University — Kalamazoo, which began operations in August 2016.

2                   Represents Consumers’ share of the capacity of the J.H. Campbell 3 unit, net of the 6.69-percent ownership interest of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc.

3                   Consumers retired these seven smaller coal-fueled generating units in April 2016.

4                   Represents Consumers’ 51-percent share of the capacity of Ludington. DTE Electric holds the remaining 49-percent ownership interest.

5                   Represents Consumers’ share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak-demand hours.

6                   Includes units that were mothballed beginning on various dates between October 2010 and October 2014.

7                   Includes purchases under long-term PPAs and from the MISO capacity and energy markets.

8                   Includes 1,240 MW of purchased generation capacity and 4,924 GWh of purchased electricity from the MCV Facility and 751 MW of purchased generation capacity and 6,927 GWh of purchased electricity from Palisades. In December 2016, Consumers and Entergy reached an agreement to terminate the Palisades PPA in May 2018, subject to timely receipt of certain MPSC approvals.

Consumers’ generation capacity is a measure of the maximum electric output that Consumers has available to meet peak load requirements. As shown in the following illustration, Consumers’ 2016 generation capacity of 8,331 MW, including purchased capacity of 2,688 MW, relied on a variety of fuel sources:

Gas (41%)

Coal (23%)

Pumped Storage (12%)

Oil (10%)

Nuclear (9%)

Renewables (5%)

Electric Utility Supply: Presented in the following table are the sources of Consumers’ electric supply over the last five years:

					GWh
Years Ended December 31	2016	2015	2014	2013	2012
Owned generation
Coal	9,739	15,833	15,684	15,951	14,027
Gas	6,194	3,601	2,012	1,415	3,003
Renewable energy	1,083	1,056	748	704	433
Oil	8	-	-	4	6
Net pumped storage[1]	(316)	(186)	(300)	(371)	(295)
Total owned generation	16,708	20,304	18,144	17,703	17,174
Purchased and interchange power
Purchased renewable energy[2]	2,229	2,163	2,366	2,250	1,435
Purchased generation — other[2]	13,578	11,720	10,073	10,871	13,104
Net interchange power[3]	3,688	1,327	4,793	3,656	4,151
Total purchased and interchange power	19,495	15,210	17,232	16,777	18,690
Total supply	36,203	35,514	35,376	34,480	35,864

1                   Represents Consumers’ share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak-demand hours.

2                   Includes purchases under long-term PPAs.

3                   Includes purchases from the MISO energy market.

During 2016, Consumers acquired 54 percent of the electricity it provided to customers through long-term PPAs and the MISO energy market. Consumers offers its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the market to serve the demand of its customers. Consumers is a net purchaser of power and supplements its generation capability with purchases from the MISO energy market to meet its customers’ needs during peak demand periods.

At December 31, 2016, Consumers had unrecognized future commitments (amounts for which, in accordance with GAAP, liabilities have not been recorded on its balance sheet) to purchase capacity and energy under long-term PPAs with various generating plants. These contracts require monthly capacity payments based on the plants’ availability or deliverability. The payments for 2017 through 2036 are estimated to total $9 billion and, for each of the next five years, $1 billion annually. These amounts may vary depending on plant availability and fuel costs. For further information about Consumers’ future capacity and energy purchase obligations, see Item 8. Financial Statements and Supplementary Data—MD&A—Capital Resources and Liquidity and Note 4, Contingencies and Commitments—Contractual Commitments.

During 2016, 27 percent of the energy Consumers provided to customers was generated by its coal-fueled generating units, which burned six million tons of coal and produced a combined total of 9,739 GWh of electricity. This percentage includes seven smaller coal-fueled generating units that Consumers retired in April 2016 and that represented four percent of the energy provided to customers in 2016.

In order to obtain the coal it needs, Consumers enters into physical coal supply contracts. At December 31, 2016, Consumers had contracts to purchase coal through 2019; payment obligations under these contracts totaled $96 million. Most of Consumers’ rail-supplied coal contracts have fixed prices, although some contain market-based pricing. Consumers’ vessel-supplied coal contracts have fixed base prices that are adjusted monthly to reflect changes to the fuel cost of vessel transportation. At

December 31, 2016, Consumers had 86 percent of its 2017 expected coal requirements under contract, as well as a 37-day supply of coal on hand.

In conjunction with its coal supply contracts, Consumers leases a fleet of rail cars and has transportation contracts with various companies to provide rail and vessel services for delivery of purchased coal to Consumers’ generating facilities. Consumers’ coal transportation contracts expire on various dates from 2017 through 2019; payment obligations under these contracts totaled $259 million at December 31, 2016.

During 2016, 17 percent of the energy Consumers provided to customers was generated by natural gas-fueled generating units, which burned 45 bcf of natural gas and produced a combined total of 6,194 GWh of electricity.

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

Presented in the following table is the cost per million Btu of all fuels consumed, which fluctuates with the mix of fuel used.

Cost Per Million Btu
Years Ended December 31	2016	2015	2014	2013	2012
Coal	$2.40	$2.49	$2.72	$2.90	$2.98
Gas	2.93	3.06	7.19	4.68	3.16
Oil	9.98	12.28	20.16	19.47	19.08
Weighted-average fuel cost	$2.60	$2.59	$3.17	$3.07	$3.05

Electric Utility Competition: Consumers’ electric utility business is subject to actual and potential competition from many sources, in both the wholesale and retail markets, as well as in electric generation, electric delivery, and retail services.

Under existing Michigan law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. At December 31, 2016, electric deliveries under the ROA program were at the ten-percent limit. Of Consumers’ 1.8 million electric customers, 305 customers, or 0.02 percent, purchased generation service under the ROA program. The 2016 Energy Law, which will become effective in April 2017, retains the ten-percent cap on ROA, with certain exceptions. For additional information see Item 8. Financial Statements and Supplementary Data—MD&A—Outlook—Consumers Electric Utility Outlook and Uncertainties.

Consumers also faces competition or potential competition associated with industrial customers relocating all or a portion of their production capacity outside of Consumers’ service territory for economic reasons; municipalities owning or operating competing electric delivery systems; and customer self-generation. Consumers addresses this competition in various ways, including:

•                 aggressively controlling operating, maintenance, and fuel costs and passing savings on to customers

•                 providing competitive rate-design options, particularly for large energy-intensive customers

•                 offering tariff-based incentives that support economic development

•                 providing non-energy services and value to customers

•                 monitoring activity in adjacent geographical areas

Consumers Gas Utility

Gas Utility Operations: Consumers’ gas utility operations, which include the purchase, transmission, storage, distribution, and sale of natural gas, generated operating revenue of $1.7 billion in 2016, $1.9 billion in 2015, and $2.4 billion in 2014. Consumers’ gas utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2016 gas utility operating revenue of $1.7 billion by customer class:

Residential (58%)

GCC (21%)

Commercial (11%)

Industrial (4%)

Other (6%)

Consumers’ gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.

In 2016, deliveries of natural gas through Consumers’ pipeline and distribution network, including off-system transportation deliveries, totaled 358 bcf, which included GCC deliveries of 46 bcf. In 2015, deliveries of natural gas, including off-system transportation deliveries, through Consumers’ pipeline and distribution network, totaled 356 bcf, which included GCC deliveries of 57 bcf. Consumers’ gas utility operations are seasonal. Consumers injects natural gas into storage during the summer months for use during the winter months when the demand for natural gas is higher. Peak demand occurs in the winter due to colder temperatures and the resulting use of natural gas as a heating fuel. During 2016, 48 percent of the natural gas supplied to all customers during the winter months was supplied from storage.

Presented in the following illustration are Consumers’ monthly weather-adjusted gas deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including GCC deliveries, during 2016 and 2015:

Gas Utility Properties: Consumers’ gas transmission, storage, and distribution system consists of:

•                 1,670 miles of transmission lines

•                 15 gas storage fields with a total storage capacity of 309 bcf and a working gas volume of 151 bcf

•                 27,920 miles of distribution mains

•                 eight compressor stations with a total of 166,474 installed and available horsepower

Gas Utility Supply: In 2016, Consumers purchased 73 percent of the gas it delivered from U.S. producers and five percent from Canadian producers. The remaining 22 percent was purchased from authorized GCC suppliers and delivered by Consumers to customers in the GCC program. Presented in the following illustration are the supply arrangements for the gas Consumers delivered to GCC and GCR customers during 2016:

GCR firm city-gate contracts (44%)

GCR firm gas transportation contracts (34%)

GCC suppliers (22%)

Firm gas transportation or firm city-gate contracts are those that define a fixed amount, price, and delivery time frame. Consumers’ firm gas transportation contracts are with ANR Pipeline Company, Great Lakes Gas Transmission Limited Partnership, Panhandle Eastern Pipe Line Company, and Trunkline Gas Company, LLC, each a non-affiliated company. Under these contracts, Consumers purchases and transports gas to Michigan for ultimate delivery to its customers. Consumers’ firm gas transportation contracts expire on various dates from 2017 through 2023 and provide for the delivery of 39 percent of Consumers’ total gas supply requirements in 2017. Consumers purchases the balance of its required gas supply under firm city-gate contracts and through authorized suppliers under the GCC program.

Gas Utility Competition: Competition exists in various aspects of Consumers’ gas utility business. Competition comes from GCC and from alternative fuels and energy sources, such as propane, oil, and electricity.

Enterprises Segment—Non-Utility Operations and Investments

CMS Energy’s enterprises segment, through various subsidiaries and certain equity investments, is engaged primarily in domestic independent power production, the marketing of independent power production, and the development of renewable generation. The enterprises segment’s operating revenue was $215 million in 2016, $190 million in 2015, and $299 million in 2014.

Independent Power Production: At December 31, 2016, CMS Energy had ownership interests in independent power plants totaling 1,177 MW or 1,077 net MW. (Net MW reflects that portion of the capacity relating to CMS Energy’s ownership interests.) Presented in the following table are CMS Energy’s interests in independent power plants at December 31, 2016:

	Ownership	Primary	Gross Capacity	[1]	2016 Net Generation
Location	Interest (%)	Fuel Type	(MW)		(GWh)
Dearborn, Michigan	100	Natural gas	752		4,878
Gaylord, Michigan	100	Natural gas	156		4
Comstock, Michigan	100	Natural gas	68		3
Filer City, Michigan	50	Coal and biomass	73		506
New Bern, North Carolina	50	Biomass	50		323
Flint, Michigan	50	Biomass	40		110
Grayling, Michigan	50	Biomass	38		130
Total			1,177		5,954

1                   Represents the intended full-load sustained output of each plant.

The operating revenue from independent power production was $16 million in 2016, $17 million in 2015, and $18 million in 2014.

Energy Resource Management: CMS ERM purchases and sells energy commodities in support of CMS Energy’s generating facilities with a focus on optimizing CMS Energy’s independent power production portfolio. In 2016, CMS ERM marketed seven bcf of natural gas and 5,906 GWh of electricity. Electricity marketed by CMS ERM was generated by independent power production of the enterprises segment and by unrelated third parties. CMS ERM’s operating revenue was $199 million in 2016, $173 million in 2015, and $281 million in 2014.

Enterprises Segment Competition: The enterprises segment competes with other independent power producers. The needs of this market are driven by electric demand and the generation available.

Other Businesses

EnerBank: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank’s operating revenue was $120 million in 2016, $101 million in 2015, and $80 million in 2014.

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

Other Regulation

The U.S. Secretary of Energy regulates imports and exports of natural gas and has delegated various aspects of this jurisdiction to FERC and the U.S. Department of Energy’s Office of Fossil Fuels.

The U.S. Department of Transportation Office of Pipeline Safety regulates the safety and security of gas pipelines through the Natural Gas Pipeline Safety Act of 1968 and subsequent laws.

EnerBank is regulated by the Utah Department of Financial Institutions and the FDIC.

Energy Legislation

In December 2016, Michigan’s governor signed the 2016 Energy Law, which will become effective in April 2017. Among other things, the 2016 Energy Law:

•                 raises the renewable energy standard from the present ten-percent requirement to 12.5 percent by 2019 and 15 percent by 2021

•                 establishes a goal of 35 percent combined renewable energy and energy waste reduction by 2025

•                 authorizes incentives for demand response programs and expands existing incentives for energy efficiency programs

•                 authorizes incentives for new PPAs with non-affiliates

•                 establishes an integrated planning process for new generation resources

•                 shortens from twelve months to ten months the time by which the MPSC must issue a final order in general rate cases, but prohibits electric and gas utilities from filing general rate cases for increases in rates more often than once every twelve months

•                 eliminates utilities’ self-implementation of rates under general rate cases

•                 requires the MPSC to implement equitable cost-of-service rates for customers participating in a net metering program

The 2016 Energy Law also establishes a path to ensure that forward capacity is secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. Under existing Michigan law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. For additional information see Item 8. Financial Statements and Supplementary Data—MD&A—Outlook—Consumers Electric Utility Outlook and Uncertainties.

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

CMS Energy has recorded a $51 million liability for its subsidiaries’ obligations associated with Bay Harbor and Consumers has recorded a $107 million liability for its obligations at a number of MGP sites. For additional information, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments.

Air: Consumers continues to install state-of-the-art emissions control equipment at its electric generating plants. Consumers estimates that it will incur capital expenditures of $22 million from 2017 through 2021 to comply with present and future federal and state environmental regulations that require extensive reductions in nitrogen oxides, sulfur dioxides, particulate matter, and mercury emissions. Consumers’ estimate may increase or decrease depending on future legislation or rulemaking, including regulations regarding greenhouse gases, that could become either more or less stringent.

Solid Waste Disposal: Costs related to the construction, operation, and closure of solid waste disposal facilities for coal ash are significant. Consumers’ solid waste disposal areas are regulated under Michigan’s solid waste rules. In April 2015, the EPA published a final rule regulating CCRs, such as coal ash, under RCRA. The final rule adopts minimum standards for beneficially reusing and disposing of non-hazardous CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information. The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non-CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. Consumers has converted all of its fly ash handling systems to dry systems to minimize applicable requirements. In addition, all of Consumers’ ash facilities have programs designed to protect the environment and are subject to quarterly MDEQ inspections. Consumers’ preliminary estimate of capital and cost of removal expenditures to comply with regulations relating to ash disposal is $255 million from 2017 through 2021.

Water: Consumers uses substantial amounts of water to operate and cool its electric generating plants. Water discharge quality is regulated and administered by the MDEQ under the federal NPDES program. To comply with such regulation, Consumers’ facilities have discharge monitoring programs. The EPA issued final regulations for wastewater discharges from electric generating plants in 2015. Consumers’ preliminary estimate of capital expenditures to comply with these regulations is $109 million from 2017 through 2021.

In 2014, the EPA finalized its cooling water intake rule, which requires Consumers to evaluate the biological impact of its cooling water intake systems and ensure that it is using the best technology available to minimize adverse environmental impacts. Consumers’ preliminary estimate of capital expenditures to comply with these regulations is $62 million from 2017 through 2021.

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

EMPLOYEES

Presented in the following table are the number of employees of CMS Energy and Consumers:

December 31	2016	2015	2014
CMS Energy, including Consumers[1]
Full-time employees	7,699	7,711	7,671
Seasonal employees[2]	52	39	33
Part-time employees	49	54	43
Total employees	7,800	7,804	7,747
Consumers[1]
Full-time employees	7,301	7,339	7,336
Seasonal employees[2]	52	39	33
Part-time employees	13	16	19
Total employees	7,366	7,394	7,388

1                   For information about CMS Energy’s and Consumers’ collective bargaining agreements, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12, Retirement Benefits.

2                   Consumers’ seasonal workforce peaked at 522 employees during 2016, 477 employees during 2015, and 394 employees during 2014. Seasonal employees work primarily during the construction season and are subject to yearly layoffs.

CMS ENERGY AND CONSUMERS EXECUTIVE OFFICERS

Presented in the following table are the company positions held during the last five years for each of CMS Energy’s and Consumers’ executive officers as of February 1, 2017:

Name, Age, Position(s)	Period
Patricia K. Poppe (age 48)
CMS Energy
President and CEO	7/2016 – Present
Director	5/2016 – Present
Senior Vice President	3/2015 – 7/2016
Consumers
President and CEO	7/2016 – Present
Director	5/2016 – Present
Senior Vice President	3/2015 – 7/2016
Vice President	1/2011 – 3/2015
CMS Enterprises
Chairman of the Board, President, CEO and Director	7/2016 – Present
Thomas J. Webb (age 64)
CMS Energy
Executive Vice President and CFO	8/2002 – Present
Consumers
Executive Vice President and CFO	8/2002 – Present
CMS Enterprises
Executive Vice President, CFO, and Director	8/2002 – Present
John M. Butler (age 52)
CMS Energy
Senior Vice President	7/2006 – Present
Consumers
Senior Vice President	7/2006 – Present
CMS Enterprises
Senior Vice President	9/2006 – Present
Daniel J. Malone (age 56)
CMS Energy
Senior Vice President	3/2015 – Present
Consumers
Senior Vice President	5/2010 – Present
David G. Mengebier (age 59)
CMS Energy
Senior Vice President	11/2006 – Present
Chief Compliance Officer	11/2006 – 1/2016
Consumers
Senior Vice President	11/2006 – Present
Chief Compliance Officer	11/2006 – 1/2016
CMS Enterprises
Senior Vice President	3/2003 – Present

Name, Age, Position(s)	Period
Venkat Dhenuvakonda Rao (age 46)
CMS Energy
Senior Vice President	9/2016 – Present
Vice President	7/2012 – 9/2016
Executive Director of Financial Planning and Forecasting	2/2009 – 7/2012
Consumers
Senior Vice President	9/2016 – Present
Vice President	7/2012 – 9/2016
Executive Director of Financial Planning and Forecasting	2/2009 – 7/2012
CMS Enterprises
Senior Vice President	9/2016 – Present
Vice President	7/2012 – 9/2016
Catherine M. Reynolds (age 59)
CMS Energy
Senior Vice President and General Counsel	10/2013 – Present
Vice President, Deputy General Counsel, and Corporate Secretary	1/2012 – 10/2013
Vice President and Corporate Secretary	9/2006 – 1/2012
Consumers
Senior Vice President and General Counsel	10/2013 – Present
Vice President, Deputy General Counsel, and Corporate Secretary	1/2012 – 10/2013
Vice President and Corporate Secretary	9/2006 – 1/2012
CMS Enterprises
Senior Vice President, General Counsel, and Director	1/2014 – Present
Vice President and Secretary	9/2006 – 1/2014
Glenn P. Barba (age 51)
CMS Energy
Vice President, Controller, and CAO	2/2003 – Present
Consumers
Vice President, Controller, and CAO	1/2003 – Present
CMS Enterprises
Vice President, Controller, and CAO	11/2007 – Present
Brian F. Rich (age 42)[1]
CMS Energy
Senior Vice President and Chief Information Officer	7/2016 – Present
Vice President and Chief Information Officer	7/2014 – 7/2016
Consumers
Senior Vice President and Chief Information Officer	7/2016 – Present
Vice President and Chief Information Officer	7/2014 – 7/2016
Garrick J. Rochow (age 42)
CMS Energy
Senior Vice President	7/2016 – Present
Vice President	3/2015 – 7/2016
Consumers
Senior Vice President	7/2016 – Present
Vice President	10/2010 – 7/2016

1                   Prior to joining CMS Energy and Consumers, Mr. Rich was vice president of business technology for Pacific Gas and Electric Company, a non-affiliated company. Mr. Rich started with Pacific Gas and Electric Company in 2010.

There are no family relationships among executive officers and directors of CMS Energy or Consumers. The term of office of each of the executive officers extends to the first meeting of the Board of Directors of CMS Energy and Consumers after the next annual election of Directors of CMS Energy and Consumers (to be held on May 5, 2017).

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

Item 1A.      Risk Factors

Actual results in future periods for CMS Energy and Consumers could differ materially from historical results and the forward-looking statements contained in this report. Factors that might cause or contribute to these differences include those discussed in the following sections. CMS Energy’s and Consumers’ businesses are influenced by many factors that are difficult to predict, that involve uncertainties that may materially affect results, and that are often beyond their control. Additional risks and uncertainties not presently known or that management believes to be immaterial may also adversely affect CMS Energy or Consumers. The risk factors described in the following sections, as well as the other information included in this report and in other documents filed with the SEC, should be considered carefully before making an investment in securities of CMS Energy or Consumers. Risk factors of Consumers are also risk factors of CMS Energy. All of these risk factors are potentially significant.

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

Consumers’ planned investments include the Smart Energy program, construction or acquisition of power generation, gas and electric infrastructure, conversions and expansions, environmental controls, decommissioning of older facilities, and other electric and gas investments to upgrade delivery systems. The success of these capital investments depends on or could be affected by a variety of factors that include, but are not limited to:

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

The 2016 Energy Law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent, with certain exceptions, of Consumers’ weather-adjusted retail sales of the preceding calendar year. Lower natural gas prices due to a large supply of natural gas on the market, coupled with low capacity prices in the electric supply market, are placing increasing competitive pressure on the cost of Consumers’ electric supply. Presently, Consumers’ electric rates are above the Midwest average, while the ROA level on Consumers’ system is at the ten-percent limit and the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 24 percent. If the ROA limit were increased or if electric generation service in Michigan were deregulated, it could have a material adverse effect on Consumers’ financial results and operations.

CMS Energy and Consumers are subject to rate regulation, which could have an adverse effect on financial results.

CMS Energy and Consumers are subject to rate regulation. Consumers’ electric and gas retail rates are set by the MPSC and cannot be changed without regulatory authorization. Consumers is presently permitted to self-implement rate changes six months after a rate filing with the MPSC, although the MPSC may delay, deny, or limit self-implementation upon a showing of good cause. If Consumers self-implements rates that result in higher revenues than would have resulted from rates that the MPSC authorizes in its final order, Consumers must refund the difference, with interest. The 2016 Energy Law, which will become effective in April 2017, removes the right to self-implementation for rate cases filed after the effective date and sets a ten-month schedule for a final decision in a general rate case.

In addition, if rate regulators fail to provide timely rate relief, it could have a material adverse effect on Consumers or Consumers’ plans for making significant capital investments could be materially adversely affected. Regulators seeking to avoid or minimize rate increases could resist raising customer rates sufficiently to permit Consumers to recover the full cost of these investments. In addition, because there are statutory requirements mandating that regulators allow Consumers to recover from customers certain costs, such as resource additions to meet Michigan’s renewable resource standard, energy optimization, and environmental compliance, regulators could be more inclined to oppose rate increases for other requested items and investments. Rate regulators could also face pressure to avoid or limit rate increases for a number of reasons, including an economic downturn in the state or diminishment of Consumers’ customer base. In addition to its potential effects on Consumers’ investment program, any limitation of cost recovery through rates could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

Orders of the MPSC could limit recovery of costs of providing service including, but not limited to, environmental and safety related expenditures for coal-fueled plants and other utility properties, regulatory assets, power supply and natural gas supply costs, operating and maintenance expenses, additional utility-based investments, sunk investment in mothballed or retired generating plants, costs associated with the proposed retirement and decommissioning of facilities, depreciation expense, MISO energy and transmission costs, costs associated with energy waste reduction investments and state or federally mandated renewable resource standards, Smart Energy program costs, or expenditures subject to tracking mechanisms. These orders could also result in adverse regulatory treatment of other matters. For example, MPSC orders could prevent or curtail Consumers from shutting off non-paying customers, could prevent or curtail Consumers from self-implementing rate changes, could prevent or curtail the implementation of a gas revenue mechanism, or could require Consumers to refund previously self-implemented rates.

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

CMS Energy and Consumers are subject to, or affected by, extensive utility regulation and state and federal legislation. CMS Energy and Consumers believe that they comply with applicable laws and regulations. If it were determined that they failed to comply, CMS Energy or Consumers could become subject to fines, penalties, or disallowed costs, or be required to implement additional compliance, cleanup, or remediation programs, the cost of which could be material. Adoption of new laws, rules, regulations, principles, or practices by federal or state agencies, or challenges or changes to present laws, rules, regulations, principles, or practices and the interpretation of any adoption or change, could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. Furthermore, any state or federal legislation concerning CMS Energy’s or Consumers’ operations could have a similar effect.

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

FERC, through NERC, oversees reliability of certain portions of the electric facilities owned by CMS Energy and Consumers. FERC orders regarding electric system reliability could have a material adverse effect on CMS Energy’s or Consumers’ liquidity, financial condition, and results of operations.

CMS Energy and Consumers could incur substantial costs to comply with environmental requirements.

CMS Energy and Consumers are subject to costly and stringent environmental regulations that will likely require additional significant capital expenditures for emissions control equipment, CCR disposal and storage, cooling water intake equipment, effluent treatment, and PCB remediation. Present and reasonably anticipated state and federal environmental statutes and regulations, including but not limited to the Clean Air Act, the Clean Water Act, RCRA, and CERCLA, will continue to have a material effect on CMS Energy and Consumers.

CMS Energy and Consumers have interests in fossil-fuel-fired power plants and other types of power plants that produce greenhouse gases. Federal and state environmental laws and rules, as well as international accords and treaties, could require CMS Energy and Consumers to install additional equipment for emission controls, purchase carbon emissions allowances, curtail operations, invest in generating capacity with fewer carbon dioxide emissions, or take other significant steps to manage or lower the emission of greenhouse gases. In October 2015, the EPA published rules pursuant to Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units, calling the rules the “Clean Power Plan.” The rules, which are being challenged in court, require a

32 percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels). The Trump administration has also indicated that it intends to re-examine the Clean Power Plan.

The following risks related to climate change, emissions, and environmental regulations could also have a material adverse impact on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations:

•                 litigation originated by third parties against CMS Energy or Consumers due to CMS Energy’s or Consumers’ greenhouse gas or other emissions or CCR disposal and storage

•                 impairment of CMS Energy’s or Consumers’ reputation due to their greenhouse gas or other emissions and public perception of their response to potential environmental regulations, rules, and legislation

•                 extreme weather conditions, such as severe storms, that may affect customer demand, company operations, or assets

Consumers retired seven smaller coal-fueled electric generating units in 2016. Consumers may encounter previously unknown environmental conditions that will need to be addressed in a timely fashion with state and federal environmental regulators as facilities and equipment on these sites are taken out of service.

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

In addition, certain CMS Energy subsidiaries retained environmental remediation obligations for the collection, treatment, and discharge of leachate at Bay Harbor after selling their interests in the development in 2002. Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site. Certain CMS Energy subsidiaries have signed agreements with the EPA and the MDEQ relating to Bay Harbor. If these CMS Energy subsidiaries were unable to meet their commitments under these agreements, or if unanticipated events occurred, these CMS Energy subsidiaries could incur additional material costs relating to their Bay Harbor remediation obligations.

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

Energy waste reduction: Customers could reduce their consumption through demand-side energy conservation and energy waste reduction programs. These reductions could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

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

If, for its electric generating capacity, Consumers were unable to obtain its natural gas or coal requirements under existing or future natural gas and coal supply and transportation contracts, or to obtain resources under existing or future PPAs, it could be required to purchase natural gas or coal at higher prices or forced to purchase electricity from higher-cost generating resources in the MISO energy market. If, for natural gas delivery to its customers, Consumers were unable to obtain its natural gas supply requirements under existing or future natural gas supply and transportation contracts, it could be required to purchase natural gas at higher prices from other sources or implement its natural gas curtailment program filed with the MPSC. These alternatives could increase Consumers’ working capital requirements and could decrease its revenues.

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

Unforeseen maintenance of Consumers’ power plants may be required for many reasons, including catastrophic events such as fires, explosions, extreme weather, floods or other acts of God, failures of equipment or materials, operator error, or the need to comply with environmental or safety regulations. When unplanned maintenance work is required on power plants or other equipment, Consumers will not only incur unexpected maintenance expenses, but it may also have to make spot market purchases of replacement electricity that exceed Consumers’ costs of generation or be forced to retire a given unit if the cost or timing of the maintenance is not reasonable and prudent. Additionally, unplanned maintenance work could reduce the capacity credit Consumers receives from MISO and could cause Consumers to incur additional capacity costs in future years. If Consumers were unable to recover any of these increased costs in rates, it could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

Changes in taxation, including potential federal tax reform, as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact CMS Energy and Consumers.

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

CMS Energy and Consumers are subject to changing tax laws. Changes in federal, state, or local tax rates or other changes in tax laws could have adverse impacts on their liquidity, financial condition, and results of operations.

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

Effective July 2011, all companies that directly or indirectly control an FDIC-insured bank are required to serve as a source of financial strength for that institution. As a result, CMS Energy could be called upon by the FDIC to infuse additional capital into EnerBank to the extent that EnerBank fails to satisfy its capital requirements. In addition, CMS Energy is contractually required (i) to make cash capital contributions to EnerBank in the event that EnerBank does not maintain required minimum capital ratios and (ii) to provide EnerBank financial support, in an amount and duration as may be necessary for EnerBank to meet the cash needs of its depositors and other operations. EnerBank has exceeded these requirements historically and exceeds them as of February 2017.

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

Part II

Item 5.                     Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CMS ENERGY

CMS Energy’s common stock is traded on the New York Stock Exchange. Market prices for CMS Energy’s common stock and related security holder matters are contained in Item 8. Financial Statements and Supplementary Data—MD&A and Notes to the Consolidated Financial Statements—Note 21, Quarterly Financial and Common Stock Information (Unaudited), which are incorporated by reference herein. At January 10, 2017, the number of registered holders of CMS Energy’s common stock totaled 32,056, based on the number of record holders. Presented in the following table are CMS Energy’s dividends on its common stock:

				Per Share
Period	February	May	August	November
2016	$0.31	$0.31	$0.31	$0.31
2015	0.29	0.29	0.29	0.29

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

				In Millions
Period	February	May	August	November
2016	$155	$58	$148	$138
2015	122	132	105	115

For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization.

ISSUER REPURCHASES OF EQUITY SECURITIES

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended December 31, 2016:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans or	Publicly Announced
Period	Purchased[1]	per Share	Programs	Plans or Programs
October 1, 2016 to
October 31, 2016	395	$42.01	-	-
November 1, 2016 to
November 30, 2016	-	-	-	-
December 1, 2016 to
December 31, 2016	-	-	-	-
Total	395	$42.01	-	-

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk for CMS Energy and Consumers are contained in Item 8. Financial Statements and Supplementary Data—MD&A—Critical Accounting Policies and Estimates—Market Risk Information, which is incorporated by reference herein.

(This page intentionally left blank)

Item 8.                     Financial Statements and Supplementary Data

CMS Energy Corporation

Selected Financial Information

				2016	2015	2014	2013	2012

	Operating revenue (in millions)		($)	6,399	6,456	7,179	6,566	6,253

	Income from equity method investees (in millions)		($)	13	14	15	13	17

	Income from continuing operations (in millions)[1]		($)	553	525	479	454	377

	Income from discontinued operations (in millions)		($)	-	-	-	-	7

	Net income available to common stockholders (in millions)		($)	551	523	477	452	382

	Average common shares outstanding (in thousands)			277,851	275,600	270,580	264,511	260,678

	Earnings from continuing operations per average common share
CMS Energy	–	Basic	($)	1.99	1.90	1.76	1.71	1.43
	–	Diluted	($)	1.98	1.89	1.74	1.66	1.39

	Earnings per average common share
CMS Energy	–	Basic	($)	1.99	1.90	1.76	1.71	1.46
	–	Diluted	($)	1.98	1.89	1.74	1.66	1.42

	Cash provided by operations (in millions)[2]		($)	1,629	1,640	1,481	1,448	1,257

	Capital expenditures, excluding assets placed under capital lease (in millions)		($)	1,672	1,564	1,577	1,325	1,227

	Total assets (in millions)[2]		($)	21,622	20,299	19,143	17,249	17,092

	Long-term debt, excluding current portion (in millions)[2]		($)	8,640	8,400	7,974	7,060	6,671

	Non-current portion of capital leases and financing obligation (in millions)		($)	110	118	123	138	153

	Cash dividends declared per common share		($)	1.24	1.16	1.08	1.02	0.96

	Market price of common stock at year-end		($)	41.62	36.08	34.75	26.77	24.38

	Book value per common share at year-end		($)	15.23	14.21	13.33	12.98	12.09

	Total employees at year-end			7,800	7,804	7,747	7,781	7,541

	Electric Utility Statistics
	Sales (billions of kWh)			38	37	38	37	38
	Customers (in thousands)			1,805	1,803	1,793	1,793	1,786
	Average sales rate per kWh		(¢)	11.63	11.39	12.04	11.52	10.94

	Gas Utility Statistics
	Sales and transportation deliveries (bcf)			358	356	373	352	329
	Customers (in thousands)[3]			1,772	1,741	1,733	1,724	1,715
	Average sales rate per mcf		($)	7.31	7.89	8.83	8.51	9.55

1                   Includes income attributable to noncontrolling interests of $2 million in each period.

2                   Prior period amounts have been adjusted as required to reflect the implementation of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. For further details on the adoption of these standards, see Note 2, New Accounting Standards.

3                   Excludes off-system transportation customers.

Consumers Energy Company

Selected Financial Information

		2016	2015	2014	2013	2012

Operating revenue (in millions)	($)	6,064	6,165	6,800	6,321	6,013

Net income (in millions)	($)	616	594	567	534	439

Net income available to common stockholder (in millions)	($)	614	592	565	532	437

Cash provided by operations (in millions)[1]	($)	1,681	1,794	1,354	1,375	1,369

Capital expenditures, excluding assets placed under capital lease (in millions)	($)	1,656	1,537	1,573	1,320	1,222

Total assets (in millions)[1]	($)	19,946	18,635	17,824	16,157	16,257

Long-term debt, excluding current portion (in millions)[1]	($)	5,253	5,183	5,131	4,557	4,279

Non-current portion of capital leases and financing obligation (in millions)	($)	110	118	123	138	153

Total preferred stock (in millions)	($)	37	37	37	37	44

Number of preferred stockholders at year-end		1,095	1,156	1,191	1,248	1,378

Total employees at year-end		7,366	7,394	7,388	7,435	7,221

Electric Utility Statistics
Sales (billions of kWh)		38	37	38	37	38
Customers (in thousands)		1,805	1,803	1,793	1,793	1,786
Average sales rate per kWh	(¢)	11.63	11.39	12.04	11.52	10.94

Gas Utility Statistics
Sales and transportation deliveries (bcf)		358	356	373	352	329
Customers (in thousands)[2]		1,772	1,741	1,733	1,724	1,715
Average sales rate per mcf	($)	7.31	7.89	8.83	8.51	9.55

1                   Prior period amounts have been adjusted as required to reflect the implementation of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. For further details on the adoption of these standards, see Note 2, New Accounting Standards.

2                   Excludes off-system transportation customers.

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

•    energy commodity prices

•    interest rates

•    their securities’ credit ratings

The key elements of CMS Energy’s and Consumers’ business strategy are depicted below:

CMS Energy and Consumers are committed to sustainable business practices and to pursuing the goals of safe and excellent operations, a strong ethical culture, environmental quality, and social responsibility. Consumers’ 2016 Sustainability Report, which is available to the public, provides an overview of Consumers’ efforts to continue meeting Michigan’s energy needs safely, efficiently, affordably, and reliably. The report also highlights Consumers’ commitment to Michigan businesses, its corporate citizenship, and its role in reducing the state’s air emissions. In a 2016 report published by Sustainalytics, a global leader in sustainability research and analysis, CMS Energy scored the highest among 54 U.S. utilities in environmental, social, and governance performance.

Safe, Excellent Operations

The safety of employees, customers, and the general public remains a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. In 2016, Consumers reduced recordable safety incidents by 31 percent compared with 2015. The number of recordable safety incidents in 2016 was the lowest in Consumers’ history.

Customer Value

Consumers places a high priority on customer value. Consumers’ capital investment program is aimed at improving safety and increasing electric and gas reliability, which has resulted in measureable improvements in customer satisfaction.

Additionally, Consumers has undertaken several initiatives to keep electricity and natural gas affordable for its customers. These initiatives include the adoption of a lean operations model that is focused on completing work safely and correctly the first time, thus minimizing rework and waste, while delivering services on time. Other cost-saving initiatives undertaken by Consumers include accelerated pension funding, employee and retiree health care cost sharing, replacement of coal-fueled generation with more efficient gas-fueled generation, targeted infrastructure investment, including the installation of smart meters, negotiated labor agreements, information and control system efficiencies, and productivity improvements. In addition, Consumers’ gas commodity costs declined by 68 percent from 2006 through 2016, due not only to a decrease in market prices but also to Consumers’ improvements to its gas infrastructure and optimization of its gas purchasing and storage strategy. These savings are all passed on to customers.

In December 2016, Consumers and Entergy reached an agreement to terminate their PPA in May 2018, four years ahead of schedule. Under the PPA, Consumers purchases virtually all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. The prices that Consumers pays under the PPA, and which it recovers from its electric customers, are presently higher than the cost to purchase electricity from the market. The early termination of the PPA is expected to result in an estimated $344 million of savings to be shared equally between Consumers’ electric customers and Entergy. Under the agreement, Consumers will make a termination payment of $172 million to Entergy, with the remaining $172 million in estimated savings expected to lower the future energy and capacity costs of Consumers’ electric customers. Actual savings will depend on market conditions. The agreement is contingent on the MPSC’s approval of Consumers’ recovery in electric rates of the termination payment. The MPSC has indicated that it will make a final determination on this recovery by September 2017, after full evaluation of the prudency of the termination payment and of how the termination will impact Michigan’s electric reliability and resource adequacy.

Utility Investment

Consumers expects to make capital investments of $18 billion from 2017 through 2026. While Consumers has substantially more investment opportunities that would add customer value, Consumers has limited its capital investment program to those investments it believes are needed to provide safe, reliable, and efficient service to its customers. Consumers’ capital investment program is expected to result in annual rate-base growth of six to eight percent beginning in 2017. This rate-base growth, together with Consumers’ cost-control initiatives, should allow Consumers to maintain sustainable customer base rate increases (excluding PSCR and GCR charges) at or below the rate of inflation.

Presented in the following illustration are planned capital investments of $9.0 billion that Consumers expects to make from 2017 through 2021:

Electric base ($2.6 billion)

Gas base ($2.0 billion)

Gas reliability enhancements ($1.8 billion)

Electric reliability enhancements ($0.7 billion)

Environmental ($0.5 billion)

Smart Energy and Gas AMR ($0.3 billion)

Other ($1.1 billion)

Consumers’ planned base capital investments of $4.6 billion represent projects to maintain Consumers’ system and comprise $2.6 billion at the electric utility to preserve reliability and capacity and $2.0 billion at the gas utility to sustain deliverability and enhance pipeline integrity. An additional $2.5 billion of planned reliability investments at Consumers are aimed at reducing outages and improving customer satisfaction; these investments comprise $1.8 billion at the gas utility to replace mains and enhance transmission and storage systems and $0.7 billion at the electric utility to strengthen circuits and substations and replace poles. Consumers also expects to spend $0.5 billion on environmental investments needed to comply with state and federal laws and regulations.

Consumers’ Smart Energy program also represents a major capital investment. Consumers began the full-scale deployment of advanced metering infrastructure for electric and combination customers in 2012 and plans to complete it in 2017. Consumers has spent $0.6 billion through 2016 on its Smart Energy program, and expects to spend an additional $0.2 billion in 2017. In addition, Consumers expects to spend $0.1 billion through 2019 in deploying Gas AMR technology for gas-only customers beginning in 2017.

Regulation

Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC. Important regulatory events and developments are summarized below.

•                 Electric Rate Case: In March 2016, Consumers filed an application with the MPSC seeking an annual rate increase of $225 million, based on a 10.7 percent authorized return on equity. The filing also seeks approval of an investment recovery mechanism that would provide for additional annual rate increases of $38 million beginning in 2017, $92 million beginning in 2018, and $92 million beginning in 2019 for incremental investments that Consumers plans to make in those years, subject to reconciliation. In September 2016, Consumers self-implemented an annual rate increase of $170 million, subject to refund with interest. In October 2016, Consumers reduced its requested annual rate increase to $208 million. A final order is due in late February 2017.

•                 Gas Rate Case: In August 2016, Consumers filed an application with the MPSC seeking an annual rate increase of $90 million, based on a 10.6 percent authorized return on equity. The filing seeks approval of two rate adjustment mechanisms: one that would reconcile annually Consumers’ actual nonfuel revenues with the revenues approved by the MPSC, and another that would provide for additional annual rate increases of $35 million beginning in 2018 and another $35 million beginning in 2019 for incremental investments that Consumers plans to make in those years, subject to reconciliation. The MPSC issued an order in January 2017, limiting Consumers’ self-implementation to an annual rate increase of $20 million. Accordingly, in January 2017, Consumers self-implemented an annual rate increase of $20 million, subject to refund with interest.

In December 2016, Michigan’s governor signed the 2016 Energy Law, which will become effective in April 2017. Among other things, the 2016 Energy Law:

•                 raises the renewable energy standard from the present ten-percent requirement to 12.5 percent by 2019 and 15 percent by 2021

•                 establishes a goal of 35 percent combined renewable energy and energy waste reduction by 2025

•                 authorizes incentives for demand response programs and expands existing incentives for energy efficiency programs

•                 authorizes incentives for new PPAs with non-affiliates

•                 establishes an integrated planning process for new generation resources

•                 shortens from twelve months to ten months the time by which the MPSC must issue a final order in general rate cases, but prohibits electric and gas utilities from filing general rate cases for increases in rates more often than once every twelve months

•                 eliminates utilities’ self-implementation of rates under general rate cases

•                 requires the MPSC to implement equitable cost-of-service rates for customers participating in a net metering program

The 2016 Energy Law also establishes a path to ensure that forward capacity is secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. Under existing Michigan law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. The 2016 Energy Law retains the ten percent cap on ROA, with certain exceptions. The new law also authorizes the MPSC to ensure that alternative electric suppliers have procured enough capacity to cover their anticipated capacity requirements for the subsequent three-year period. The MPSC may require that alternative electric suppliers cover their requirements through participation in a MISO three-year forward capacity auction, by demonstrating to the MPSC that they have procured capacity, or through an MPSC mechanism under which ROA customers would pay a charge to the utility for capacity that is not provided by the alternative electric supplier.

Environmental and health and safety regulations are other areas of importance for CMS Energy and Consumers, and they are monitoring numerous legislative and regulatory initiatives, including those to regulate greenhouse gases, and related litigation. CMS Energy and Consumers believe that these laws and regulations related to their operations will continue to become more stringent and require them to make additional substantial capital expenditures for emissions control equipment, CCR disposal and storage, cooling water intake equipment, effluent treatment, PCB remediation, and gas pipeline safety. Present and reasonably anticipated state and federal environmental statutes and regulations, including but not limited to the Clean Air Act, including the Clean Power Plan, as well as the Clean Water Act, RCRA, CERCLA, and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, will continue to have a material effect on CMS Energy and Consumers.

Financial Performance

In 2016, CMS Energy’s net income available to common stockholders was $551 million, and diluted EPS were $1.98. This compares with net income available to common stockholders of $523 million and diluted EPS of $1.89 in 2015. Among the primary factors contributing to CMS Energy’s increased earnings in 2016 were benefits from electric and gas rate increases and higher electric sales due mainly to warmer-than-normal summer weather. These changes were offset partially by higher depreciation and property taxes on increased plant in service and by lower gas deliveries, reflecting warmer-than-normal winter weather in early 2016.

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

Consumers expects that a continued rise in industrial production in its service territory will drive its total electric deliveries to increase annually by about one-half percent on average through 2021. Excluding the impacts of energy efficiency programs, Consumers expects its total electric deliveries to increase by about one percent annually through 2021. Consumers is projecting that its gas deliveries will remain stable through 2021. This outlook reflects growth in gas demand offset by energy efficiency and conservation.

As Consumers seeks to continue to receive fair and timely regulatory treatment, delivering customer value will remain a key strategic priority. In order to minimize increases in customer base rates, Consumers will continue to pursue cost savings through its lean operations model, and will continue to give priority to capital investments that increase customer value or lower costs.

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

RESULTS OF OPERATIONS

CMS Energy Consolidated Results of Operations

	In Millions, Except Per Share Amounts
Years Ended December 31	2016	2015	2014
Net Income Available to Common Stockholders	$551	$523	$477
Basic Earnings Per Share	$1.99	$1.90	$1.76
Diluted Earnings Per Share	$1.98	$1.89	$1.74

						In Millions
Years Ended December 31	2016	2015	Change	2015	2014	Change
Electric utility	$458	$437	$21	$437	$384	$53
Gas utility	155	154	1	154	179	(25)
Enterprises	17	4	13	4	(1)	5
Corporate interest and other	(79)	(72)	(7)	(72)	(85)	13
Net Income Available to Common Stockholders	$551	$523	$28	$523	$477	$46

Presented in the following table are specific after-tax changes to net income available to common stockholders:

						In Millions
Reasons for the change	2016 better/(worse) than 2015			2015 better/(worse) than 2014
Consumers electric utility and gas utility
Electric sales
Weather	$29			$(2)
Non-weather	9	$38		1	$(1)
Gas sales
Weather	(29)			(49)
Non-weather	8	(21)		3	(46)
Electric rate increase		66			38
Gas rate increase		24			27
Employee benefit costs		23			(24)
Operating and maintenance costs		18			27
Depreciation and property taxes		(71)			(43)
Donations		(28)			15
State of Michigan use tax settlement		(10)			14
Voluntary separation program costs		(7)			-
Other		(10)	$22		21	$28
Enterprises
Subsidiary earnings		17			(4)
Increase in Bay Harbor environmental liability in 2014		-			9
Other		(4)	13		-	5
Corporate interest and other
Tax-related items			11			-
Early extinguishment of debt in 2016 and 2014			(11)			12
EnerBank earnings			1			7
Interest expense			(8)			-
Other			-			(6)
Total change			$28			$46

Consumers Electric Utility Results of Operations

						In Millions
Years Ended December 31	2016	2015	Change	2015	2014	Change
Net Income Available to Common Stockholders	$458	$437	$21	$437	$384	$53
Reasons for the change
Electric deliveries and rate increases			$122			$78
Power supply costs and related revenue			(3)			1
Maintenance and other operating expenses			38			8
Depreciation and amortization			(36)			(45)
General taxes			(15)			(4)
Other income, net of expenses			(44)			25
Interest charges			(19)			3
Income taxes			(22)			(13)
Total change			$21			$53

Following is a discussion of significant changes to net income available to common stockholders for 2016 versus 2015 and for 2015 versus 2014.

Electric Deliveries and Rate Increases: For 2016, electric delivery revenues increased $122 million compared with 2015. This change reflected $91 million from a December 2015 rate increase and a September 2016 self-implemented rate increase, and a $62 million increase in sales due primarily to favorable weather. These increases were offset partially by a $25 million net decrease in securitization revenue, reflecting the conclusion in October 2015 of Consumers’ 2001 securitization program, and a $6 million decrease in other revenues. Deliveries to end-use customers were 37.9 billion kWh in 2016 and 37.3 billion kWh in 2015.

For 2015, electric delivery revenues increased $78 million compared with 2014. This change reflected $67 million from a rate increase that Consumers self-implemented in June 2015, a $9 million increase in revenues related to the renewable energy program, and a $2 million increase in other revenues. Deliveries to end-use customers were 37.3 billion kWh in 2015 and 37.6 billion kWh in 2014.

Maintenance and Other Operating Expenses: For 2016, maintenance and other operating expenses decreased $38 million compared with 2015. This change was due to a $27 million reduction in expenses at the seven coal-fueled electric generating units that Consumers retired in April 2016 and a $25 million decrease in postretirement benefit costs. The decrease in postretirement benefit costs was attributable primarily to the change to a full-yield-curve approach to calculate the service cost and interest cost components of net periodic benefit costs for the DB Pension and OPEB Plans. Also contributing to the change was a $13 million reduction in uncollectible accounts expense due primarily to the successful implementation of new collection practices and a $4 million benefit associated with a State of Michigan use tax settlement. These decreases were offset partially by a $14 million increase in forestry expenses, $9 million of expenses at the Jackson plant acquired in December 2015, a $6 million charge associated with a voluntary separation program, and a $2 million increase in other operating and maintenance expenses.

For 2015, maintenance and other operating expenses decreased $8 million compared with 2014. This decrease was due to an $8 million reduction in maintenance costs at the seven coal-fueled electric generating units that Consumers retired in April 2016, a $5 million reduction in uncollectible accounts expense, and $11 million of other operating and maintenance expenses. Additionally, there was a $9 million reduction in service restoration costs, reflecting in part the increased capitalization of utility pole units, consistent with a change in regulatory treatment. These decreases were offset largely by a

$25 million increase in postretirement benefits expense attributable to changes in benefit plan assumptions.

Depreciation and Amortization: For 2016, depreciation and amortization expense increased $36 million compared with 2015. This change reflected a $94 million increase in depreciation expense related to increased plant in service and an increase in depreciation rates that became effective in December 2015, offset partially by a $58 million decrease in amortization of securitized assets, reflecting the conclusion in October 2015 of Consumers’ 2001 securitization program.

For 2015, depreciation and amortization expense increased $45 million compared with 2014. This change was due to higher depreciation expense from increased plant in service and higher amortization of securitized assets.

General Taxes: For 2016, general taxes increased $15 million compared with 2015. This change was due primarily to increased property taxes, reflecting higher capital spending, and the absence, in 2016, of a reduction in general taxes associated with a State of Michigan use tax settlement reached in 2015.

For 2015, general taxes increased $4 million compared with 2014, due primarily to increased property taxes, reflecting higher capital spending. This increase was offset partially by a reduction in general taxes associated with a State of Michigan use tax settlement reached in 2015.

Other Income, Net of Expenses: For 2016, other income, net of expenses, decreased $44 million compared with 2015. This change was due primarily to a $30 million increase in donations and a $2 million increase in other expenses. This change also reflected the absence, in 2016, of a $6 million benefit related to a State of Michigan use tax settlement reached in 2015, and a $6 million gain on a donation of CMS Energy stock by Consumers. The gain was eliminated on CMS Energy’s consolidated statements of income.

For 2015, other income, net of expenses, increased $25 million compared with 2014. This change was due to a $13 million decrease in donations, a $6 million benefit related to a State of Michigan use tax settlement reached in 2015, and a $6 million gain on a donation of CMS Energy stock by Consumers. The gain was eliminated on CMS Energy’s consolidated statements of income.

Interest Charges: For 2016, interest charges increased $19 million compared with 2015. This change was due to the absence, in 2016, of a $12 million reduction in interest expense associated with a State of Michigan use tax settlement reached in 2015. The change also reflected $7 million attributable primarily to higher average debt levels.

For 2015, interest charges decreased $3 million compared with 2014. This change was due primarily to a $12 million reduction in interest expense associated with a State of Michigan use tax settlement reached in 2015, offset largely by $4 million attributable to higher average debt levels and a $5 million increase in other interest charges related primarily to securitization bonds.

Income Taxes: For 2016, income taxes increased $22 million compared with 2015. This change reflected $17 million attributable to higher electric utility earnings, a $6 million increase due to higher non-deductible donations, and $3 million of other tax-related items. These increases were offset partially by a $4 million decrease due to a change in the treatment of excess tax benefits on restricted stock awards as a result of the early adoption of a new accounting standard. For additional details on the implementation of this standard, see Note 2, New Accounting Standards.

For 2015, income taxes increased $13 million compared with 2014. This change reflected $23 million attributable to higher electric utility earnings, offset partially by an $8 million benefit associated with Cross Winds® Energy Park production tax credits and a $2 million decrease in other tax-related items.

Consumers Gas Utility Results of Operations

						In Millions
Years Ended December 31	2016	2015	Change	2015	2014	Change
Net Income Available to Common Stockholders	$155	$154	$1	$154	$179	$(25)
Reasons for the change
Gas deliveries and rate increases			$15			$(11)
Maintenance and other operating expenses			23			(9)
Depreciation and amortization			(23)			(21)
General taxes			(7)			(6)
Other income, net of expenses			(10)			9
Interest charges			(1)			(4)
Income taxes			4			17
Total change			$1			$(25)

Following is a discussion of significant changes to net income available to common stockholders for 2016 versus 2015 and for 2015 versus 2014.

Gas Deliveries and Rate Increases: For 2016, gas delivery revenues increased $15 million compared with 2015. This change reflected $33 million from a January 2016 rate increase, offset partially by an $18 million decrease in sales due primarily to milder winter weather. Deliveries to end-use customers were 282 bcf in 2016 and 299 bcf in 2015.

For 2015, gas delivery revenues decreased $11 million compared with 2014. This change reflected a $57 million decrease in sales due primarily to colder winter weather in 2014, offset largely by $43 million from a rate increase implemented in January 2015 and a $3 million increase in other revenues. Deliveries to end-use customers were 299 bcf in 2015 and 331 bcf in 2014.

Maintenance and Other Operating Expenses: For 2016, maintenance and other operating expenses decreased $23 million compared with 2015. This change was due to a $15 million decrease in postretirement benefit costs, an $8 million reduction in pipeline integrity expenses, and a $7 million decrease in uncollectible accounts expense due primarily to the successful implementation of new collection practices. The decrease in postretirement benefit costs was attributable primarily to the change to a full-yield-curve approach to calculate the service cost and interest cost components of net periodic benefit costs for the DB Pension and OPEB Plans. These decreases were offset partially by a $4 million charge associated with a voluntary separation program and a $3 million increase in other gas operating and maintenance expenses.

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

Depreciation and Amortization: For 2016, depreciation and amortization expense increased $23 million compared with 2015, and for 2015, depreciation and amortization expense increased $21 million compared with 2014. Both increases were due to higher depreciation expense from increased plant in service.

General Taxes: For 2016, general taxes increased $7 million compared with 2015, and for 2015, general taxes increased $6 million compared with 2014. Both increases were due to increased property taxes, reflecting higher capital spending.

Other Income, Net of Expenses: For 2016, other income, net of expenses, decreased $10 million compared with 2015. This change was due primarily to an $8 million increase in donations and to the absence, in 2016, of a $3 million gain on a donation of CMS Energy stock by Consumers, offset partially by $1 million in other expenses. The gain was eliminated on CMS Energy’s consolidated statements of income.

For 2015, other income, net of expenses, increased $9 million compared with 2014 due primarily to a $4 million decrease in donations, $3 million from a gain on a donation of CMS Energy stock by Consumers, and a $2 million increase in other income. The gain was eliminated on CMS Energy’s consolidated statements of income.

Interest Charges: For 2015, interest charges increased $4 million compared with 2014 due to higher average debt levels.

Income Taxes: For 2016, income taxes decreased $4 million compared with 2015. This reduction was due primarily to a change in the treatment of excess tax benefits on restricted stock awards as a result of the early adoption of a new accounting standard. For additional details on the implementation of this standard, see Note 2, New Accounting Standards.

For 2015, income taxes decreased $17 million compared with 2014, attributable to lower gas utility earnings.

Enterprises Results of Operations

						In Millions
Years Ended December 31	2016	2015	Change	2015	2014	Change
Net Income (Loss) Available to Common Stockholders	$17	$4	$13	$4	$(1)	$5

For 2016, net income of the enterprises segment increased $13 million compared with 2015, due primarily to higher prices for capacity and demand revenue from DIG.

For 2015, net income of the enterprises segment increased $5 million compared with 2014, due to the absence, in 2015, of a $9 million after-tax increase in the environmental remediation liability associated with Bay Harbor, offset partially by $4 million of higher costs associated primarily with planned major maintenance at DIG.

Corporate Interest and Other Results of Operations

						In Millions
Years Ended December 31	2016	2015	Change	2015	2014	Change
Net Loss Available to Common Stockholders	$(79)	$(72)	$(7)	$(72)	$(85)	$13

For 2016, corporate interest and other net expenses increased $7 million compared with 2015. This increase was due primarily to an $11 million after-tax loss on the early extinguishment of debt and $8 million of higher interest expense, reflecting higher debt levels. These increases were offset partially by a settlement reached with the Michigan Department of Treasury that resulted in a $2 million after-tax reduction in general taxes and a $3 million reduction in income tax expense, and by $1 million of higher earnings at EnerBank. Also contributing to the change were the absence, in 2016, of $6 million of additional income tax expense attributable to higher Michigan Corporate Income Tax and to the establishment of a valuation allowance for certain tax credits.

For 2015, corporate interest and other net expenses decreased $13 million compared with 2014, due to the absence, in 2015, of a $12 million after-tax loss on the early extinguishment of debt and $7 million of higher earnings at EnerBank. These decreases were offset partially by $6 million of additional income tax expense attributable to higher Michigan Corporate Income Tax and to the establishment of a valuation allowance for certain tax credits.

CASH POSITION, INVESTING, AND FINANCING

At December 31, 2016, CMS Energy had $257 million of consolidated cash and cash equivalents, which included $22 million of restricted cash and cash equivalents. At December 31, 2016, Consumers had $152 million of consolidated cash and cash equivalents, which included $21 million of restricted cash and cash equivalents.

Operating Activities

Presented in the following table are specific components of net cash provided by operating activities for 2016, 2015, and 2014:

In Millions
Years Ended December 31	2016	2015	Change	2015	2014	Change
CMS Energy, including Consumers
Net income	$553	$525	$28	$525	$479	$46
Non-cash transactions[1]	1,177	1,155	22	1,155	1,050	105
Postretirement benefits contributions	(108)	(262)	154	(262)	(32)	(230)
Changes in core working capital[2]	50	241	(191)	241	(17)	258
Changes in other assets and liabilities, net	(43)	(19)	(24)	(19)	1	(20)
Net cash provided by operating activities	$1,629	$1,640	$(11)	$1,640	$1,481	$159
Consumers
Net income	$616	$594	$22	$594	$567	$27
Non-cash transactions[1]	1,148	1,096	52	1,096	1,047	49
Postretirement benefits contributions	(98)	(243)	145	(243)	(29)	(214)
Changes in core working capital[2]	64	226	(162)	226	(5)	231
Changes in other assets and liabilities, net	(49)	121	(170)	121	(226)	347
Net cash provided by operating activities	$1,681	$1,794	$(113)	$1,794	$1,354	$440

1                   Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, bad debt expense, and other non-cash operating activities and reconciling items.

2                   Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

For 2016, net cash provided by operating activities at CMS Energy decreased $11 million compared with 2015 and net cash provided by operating activities at Consumers decreased $113 million compared with 2015. These changes were due primarily to lower customer collections, reflecting lower gas prices and sales volumes, offset partially by lower postretirement benefits contributions and higher net income. At Consumers, higher income tax payments to CMS Energy also contributed to the decrease in cash provided by operations in 2016.

For 2015, net cash provided by operating activities at CMS Energy increased $159 million compared with 2014, and net cash provided by operating activities at Consumers increased $440 million compared with 2014. These changes were due primarily to gas purchases at lower prices, improved customer collections, and higher net income, offset partially by higher postretirement benefits contributions. At Consumers, lower income tax payments to CMS Energy also contributed to the improvement in 2015.

Investing Activities

Presented in the following table are specific components of net cash used in investing activities for 2016, 2015, and 2014:

In Millions
Years Ended December 31	2016	2015	Change	2015	2014	Change
CMS Energy, including Consumers
Capital expenditures	$(1,672)	$(1,564)	$(108)	$(1,564)	$(1,577)	$13
Jackson plant acquisition	-	(154)	154	(154)	-	(154)
Change in EnerBank notes receivable	(136)	(279)	143	(279)	(255)	(24)
Proceeds from the sale of EnerBank notes receivable	-	48	(48)	48	-	48
DB SERP fund contribution	-	(25)	25	(25)	-	(25)
Costs to retire property and other	(107)	(90)	(17)	(90)	(66)	(24)
Net cash used in investing activities	$(1,915)	$(2,064)	$149	$(2,064)	$(1,898)	$(166)
Consumers
Capital expenditures	$(1,656)	$(1,537)	$(119)	$(1,537)	$(1,573)	$36
Jackson plant acquisition	-	(154)	154	(154)	-	(154)
DB SERP fund contribution	-	(17)	17	(17)	-	(17)
Costs to retire property and other	(112)	(93)	(19)	(93)	(70)	(23)
Net cash used in investing activities	$(1,768)	$(1,801)	$33	$(1,801)	$(1,643)	$(158)

For 2016, net cash used in investing activities at CMS Energy decreased $149 million compared with 2015 and net cash used in investing activities at Consumers decreased $33 million compared with 2015. The changes were due primarily to the absence, in 2016, of the acquisition of the Jackson power plant and, at CMS Energy, decreased growth in EnerBank consumer lending. These changes were offset partially by increased capital expenditures.

For 2015, net cash used in investing activities at CMS Energy increased $166 million compared with 2014, and net cash used in investing activities at Consumers increased $158 million compared with 2014. The changes were due primarily to the acquisition of the Jackson power plant and, at CMS Energy, faster growth in EnerBank consumer lending.

Financing Activities

Presented in the following table are specific components of net cash provided by (used in) financing activities for 2016, 2015, and 2014:

In Millions
Years Ended December 31	2016	2015	Change	2015	2014	Change
CMS Energy, including Consumers
Issuance of debt	$1,049	$599	$450	$599	$1,428	$(829)
Net increase in EnerBank certificates of deposit	100	214	(114)	214	233	(19)
Issuance of common stock	72	43	29	43	43	-
Retirement of long-term debt	(728)	(224)	(504)	(224)	(750)	526
Payment of dividends on common and preferred stock	(347)	(322)	(25)	(322)	(295)	(27)
Change in notes payable	149	189	(40)	189	(110)	299
Other financing activities	(40)	(36)	(4)	(36)	(87)	51
Net cash provided by financing activities	$255	$463	$(208)	$463	$462	$1
Consumers
Issuance of debt	$446	$250	$196	$250	$878	$(628)
Stockholder contribution from CMS Energy, net	275	150	125	150	317	(167)
Payment of dividends on common and preferred stock	(501)	(476)	(25)	(476)	(459)	(17)
Retirement of long-term debt	(198)	(124)	(74)	(124)	(220)	96
Change in notes payable	149	189	(40)	189	(110)	299
Other financing activities	(3)	(23)	20	(23)	(54)	31
Net cash provided by (used in) financing activities	$168	$(34)	$202	$(34)	$352	$(386)

For 2016, net cash provided by financing activities at CMS Energy decreased $208 million compared with 2015 and net cash provided by financing activities at Consumers increased $202 million compared with 2015. At CMS Energy, these changes were due primarily to an increase in debt retirements offset partially by debt issuances, lower certificate issuances at EnerBank, and by higher repayments under Consumers’ commercial paper program. Higher stockholder contributions from CMS Energy and an increase in debt issuances, offset partially by debt retirements also contributed to the increase in net cash provided by financing activities in 2016 at Consumers.

For 2015, net cash provided by financing activities at CMS Energy increased $1 million compared with 2014 and net cash used in financing activities at Consumers increased $386 million compared with 2014. A decrease in debt issuances was offset partially by a decrease in debt retirements and by lower repayments under Consumers’ commercial paper program. Lower stockholder contributions from CMS Energy also contributed to the increase in net cash used in financing activities in 2015 at Consumers.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation, and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Note 5, Financings and Capitalization—Dividend Restrictions. For the year ended December 31, 2016, Consumers paid $499 million in dividends on its common stock to CMS Energy.

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

In April 2015, CMS Energy entered into an updated continuous equity offering program. Under this program, CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million. CMS Energy issued common stock under the program and received proceeds of $60 million in 2016 and $30 million in 2015.

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations. As a result of accelerated pension funding in recent years and several initiatives to reduce costs, Consumers anticipates continued strong cash flows from operating activities in 2017.

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

At December 31, 2016, CMS Energy had $549 million of its secured revolving credit facility available and Consumers had $893 million available. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by one of Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the revolving credit facility’s available capacity, Consumers does not intend to issue commercial paper in an amount exceeding the available facility capacity. At December 31, 2016, $398 million of commercial paper notes were outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Note 5, Financings and Capitalization.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At December 31, 2016, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of December 31, 2016, as presented in the following table:

December 31, 2016
Credit Agreement, Indenture, or Facility	Limit		Actual
CMS Energy, parent only
Debt to EBITDA[1]	<	6.0 to 1.0	4.2 to 1.0
Consumers
Debt to Capital[2]	<	0.65 to 1.0	0.49 to 1.0

1                   Applies to CMS Energy’s $550 million revolving and $180 million term loan credit agreements.

2                   Applies to Consumers’ $650 million and $250 million revolving credit agreements and $68 million, $35 million, and $30 million reimbursement agreements.

Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities. CMS Energy’s and Consumers’ present level of cash and expected cash flows from operating activities, together with access to sources of liquidity, are anticipated to be sufficient to fund the companies’ contractual obligations for 2017 and beyond.

Contractual Obligations: Presented in the following table are CMS Energy’s and Consumers’ contractual obligations. The table excludes all amounts classified as current liabilities on CMS Energy’s and Consumers’ consolidated balance sheets, other than the current portion of long-term debt, capital leases, and financing obligation.

In Millions
	Payments Due
		Less Than	One to	Three to	More Than
December 31, 2016	Total	One Year	Three Years	Five Years	Five Years
CMS Energy, including Consumers
Long-term debt	$9,564	$864	$2,301	$953	$5,446
Interest payments on long-term debt	4,281	385	679	450	2,767
Capital leases and financing obligation	132	25	45	40	22
Interest payments on capital leases and financing obligation	38	7	14	11	6
Operating leases	81	20	26	20	15
Asset retirement obligations	1,361	44	50	54	1,213
Deferred investment tax credit	73	4	9	8	52
Environmental liabilities	182	40	41	23	78
Purchase obligations
Total PPAs	9,356	1,008	2,052	2,095	4,201
Other[1]	1,922	931	563	164	264
Total contractual obligations	$26,990	$3,328	$5,780	$3,818	$14,064
Consumers
Long-term debt	$5,661	$375	$1,399	$453	$3,434
Interest payments on long-term debt	2,984	247	429	279	2,029
Capital leases and financing obligation	132	25	45	40	22
Interest payments on capital leases and financing obligation	38	7	14	11	6
Operating leases	81	20	26	20	15
Asset retirement obligations	1,360	44	50	54	1,212
Deferred investment tax credit	73	4	9	8	52
Environmental liabilities	117	35	33	15	34
Purchase obligations
PPAs
MCV PPA	3,010	326	661	669	1,354
Palisades PPA[2]	1,994	354	741	786	113
Related-party PPAs[3]	899	81	168	176	474
Other PPAs	3,453	247	482	464	2,260
Total PPAs	9,356	1,008	2,052	2,095	4,201
Other[1]	1,651	895	504	121	131
Total contractual obligations	$21,453	$2,660	$4,561	$3,096	$11,136

1                   Long-term contracts for purchase of commodities and related services, and construction and service agreements. The commodities and related services include natural gas and coal with associated transportation.

2                   In December 2016, Consumers and Entergy reached an agreement to terminate the Palisades PPA in May 2018, subject to timely receipt of certain MPSC approvals. The payments due reflect the original terms of the PPA. For further details about Palisades, see Note 10, Leases and Palisades Financing.

3                   Long-term PPAs from certain affiliates of CMS Enterprises.

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

Off-Balance-Sheet Arrangements: CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $153 million at December 31, 2016. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 4, Contingencies and Commitments—Guarantees. For additional details on operating leases, see Note 10, Leases and Palisades Financing.

Capital Expenditures: Over the next five years, CMS Energy and Consumers expect to make substantial capital investments. CMS Energy and Consumers may revise their forecasts of capital expenditures periodically due to a number of factors, including environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital. Presented in the following table are CMS Energy’s and Consumers’ estimated capital expenditures, including lease commitments, for 2017 through 2021:

In Billions
	2017	2018	2019	2020	2021	Total
CMS Energy, including Consumers
Consumers	$1.8	$1.8	$1.8	$1.8	$1.8	$9.0
Enterprises	-	0.1	0.1	-	-	0.2
Total CMS Energy	$1.8	$1.9	$1.9	$1.8	$1.8	$9.2
Consumers
Electric utility operations	$1.0	$0.8	$1.1	$1.1	$1.0	$5.0
Gas utility operations	0.8	1.0	0.7	0.7	0.8	4.0
Total Consumers	$1.8	$1.8	$1.8	$1.8	$1.8	$9.0

OUTLOOK

Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position. For additional details regarding these and other uncertainties, see Forward-Looking Statements and Information; Item 1A. Risk Factors; Note 3, Regulatory Matters; and Note 4, Contingencies and Commitments.

Consumers Electric Utility and Gas Utility Outlook and Uncertainties

Energy Waste Reduction Plan: The 2016 Energy Law, which will become effective in April 2017, expands the existing energy optimization program to include demand response programs, calling the combined initiatives energy waste reduction. The 2016 Energy Law:

•                  extends the requirement to achieve annual reductions of 1.0 percent in customers’ electricity use through 2021 and 0.75 percent in customers’ natural gas use indefinitely

•                  increases the financial incentives Consumers may earn for exceeding the statutory targets

•                  establishes a goal of 35 percent combined renewable energy and energy waste reduction by 2025

Under its existing energy optimization plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs. Consumers estimates that, through its gas and electric energy optimization programs, its customers realized $370 million in savings during 2016.

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

Consumers expects that under its Smart Energy program it will have installed a total of 1.8 million smart meters and 600,000 communication modules throughout its service territory by the end of 2017. As of December 31, 2016, Consumers had upgraded 1.4 million electric customers to smart meters and had installed 370,000 communication modules on gas meters.

In areas where it provides only natural gas to customers, Consumers will begin the deployment of Gas AMR technology in 2017 and expects to complete it in 2019. Under this program, communication modules are expected to be installed on 1.2 million gas meters, allowing Consumers to conduct drive-by meter reading.

Consumers Electric Utility Outlook and Uncertainties

Energy Resource Planning: Consumers continues to experience increasing demand for electricity due to Michigan’s growing economy and increased use of air conditioning, consumer electronics, and other electric devices, offset partially by the predicted effects of energy efficiency and conservation.

In April 2016, Consumers retired seven of its coal-fueled electric generating units, representing 950 MW of capacity. In December 2016, Consumers and Entergy reached an agreement to terminate their PPA under which Consumers purchases virtually all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. Under the agreement, which is contingent on the MPSC’s approval of Consumers’ recovery in electric rates of the termination payment, the PPA would terminate in May 2018, four years ahead of schedule. For additional details on this agreement, see Note 10, Leases and Palisades Financing.

Even with the retirements of seven of its coal-fueled units and the expected termination of the Palisades PPA, Consumers expects to meet the capacity requirements of its full-service customers through:

•                 energy waste reduction

•                 expanded use of renewable energy

•                 the use of the Jackson plant, a 540-MW natural gas-fueled electric generating plant purchased in December 2015

•                 construction or purchase of electric generating units

•                 continued operation or upgrade of existing units, including upgrades at Ludington

•                 renegotiations of existing PPAs

•                 purchases of short-term market capacity

In October 2016, Consumers completed an auction to purchase generation capacity and secure its capacity requirements for 2017. The MSPC approved the contracts entered into as a result of the auction in January 2017. As demand forecasts become more certain, Consumers may take additional actions to meet the capacity requirements of its full-service customers.

Renewable Energy Plan: The 2016 Energy Law raises the renewable energy standard from the present ten-percent requirement to 15 percent in 2021, with an interim target of 12.5 percent in 2019. Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least the required percentage of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers expects to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.

In conjunction with its renewable energy plan, Consumers signed a 15-year agreement in September 2015 to purchase renewable capacity, energy, and RECs from a 100-MW wind park to be constructed in Huron County, Michigan. The wind park is expected to be operational in 2017. In September 2016, Consumers applied for a special land use permit for the construction of two additional phases at its Cross Winds® Energy Park: Phase II, with a nameplate capacity of 44 MW, and Phase III, with a nameplate capacity of 76 MW. Both phases of the project will qualify for certain federal production tax credits, which are expected to generate cost savings that will be passed on to customers. Consumers also completed construction of two community solar projects in 2016. Together, these solar projects provide a combined four MW of nameplate capacity.

Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are largely dependent on Michigan’s economy. Consumers expects weather-adjusted electric deliveries to increase in 2017 by one-half percent compared with 2016.

Over the next five years, Consumers plans conservatively for average electric delivery growth of about one-half percent annually. This increase reflects growth in electric demand, offset partially by the predicted effects of energy efficiency programs and appliance efficiency standards. Actual delivery levels will depend on:

•                 energy conservation measures and results of energy waste reduction programs

•                 weather fluctuations

•                 Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity

Electric ROA: Under existing Michigan law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. At December 31, 2016, electric deliveries under the ROA program were at the ten-percent limit. Of

Consumers’ 1.8 million electric customers, 305 customers, or 0.02 percent, purchased electric generation service under the ROA program.

The 2016 Energy Law, which will become effective in April 2017, retains the ten percent cap on ROA, with certain exceptions, but establishes a path to ensure that forward capacity is secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. The new law also authorizes the MPSC to ensure that alternative electric suppliers have procured enough capacity to cover their anticipated capacity requirements for the subsequent three-year period. The MPSC may require that alternative electric suppliers cover their requirements through participation in a MISO three-year forward capacity auction, by demonstrating to the MPSC that they have procured capacity, or through an MPSC mechanism under which ROA customers would pay a charge to the utility for capacity that is not provided by the alternative electric supplier.

Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, including the 2016 electric rate case, see Note 3, Regulatory Matters.

PSCR Plan: Consumers submitted its 2017 PSCR plan to the MPSC in September 2016 and, in accordance with its proposed plan, self-implemented the 2017 PSCR charge beginning in January 2017.

FERC Transmission Order: In September 2016, FERC issued an order reducing the rate of return on equity earned by transmission owners operating within MISO to a base of 10.32 percent from 12.38 percent. FERC ordered MISO and transmission owners to provide refunds, with interest, to transmission customers such as Consumers for the period from November 2013 through February 2015. Consumers will return to its electric customers the transmission refunds that it receives as a result of this order, which is subject to further legal proceedings.

As a transmission owner since April 2016, which is subsequent to the period covered by this order, Consumers would provide no refund to its transmission customers. In addition, Consumers is eligible for a 50-basis-point increase to its transmission return on equity as a transmission-owning member of MISO.

Depreciation Rate Case: In November 2016, Consumers filed a depreciation rate case related to its Ludington electric utility property, requesting to increase depreciation expense by $15 million annually.

Electric Environmental Outlook: Consumers’ operations are subject to various state and federal environmental laws and regulations. Consumers estimates that it will incur capital expenditures of $0.5 billion from 2017 through 2021 to continue to comply with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters.

Air Quality: CSAPR, which became effective in January 2015, requires Michigan and 27 other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states. In September 2016, the EPA finalized new ozone season standards for CSAPR, which will begin in May 2017. CSAPR is presently being litigated; however, any decision will not impact Consumers’ compliance strategy, as Consumers expects its emissions to be within the CSAPR allowance allocations.

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

Consumers’ strategy to comply with air quality regulations, including CSAPR, NAAQS, and MATS, involved the installation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA rulemakings, litigation, and congressional action. This evaluation could result in:

•                 a change in Consumers’ fuel mix

•                 changes in the types of generating units Consumers may purchase or build in the future

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

The rules would require a 32 percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels). Initial state implementation plans would have been due September 2016 with extensions available until 2018. It is expected that these deadlines will be extended as a result of the rules being stayed. States choosing not to develop their own implementation plans would be subject to the federal plan. The Trump administration has indicated that it intends to re-examine the Clean Power Plan.

In December 2015, a group of 195 countries finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. As part of this agreement, the United States pledged a 26 percent reduction in greenhouse gas emissions by 2025 (with aspirations to achieve a 28 percent reduction) compared with 2005 levels. These targets are in line with the now-stayed Clean Power Plan targets. While these emission reduction commitments are non-binding, they will be governed by the Clean Power Plan should it survive judicial scrutiny. The Trump administration has indicated that it intends to re-examine the Paris Agreement.

Consumers believes that it is favorably positioned to deal with the impact of carbon regulation through its clean energy plan, its present carbon reduction target, and its emphasis on supply diversity. Consumers cannot, however, predict the outcome of these EPA rules in court, of changes in policy under the new Trump administration, or of Michigan’s potential implementation plan. Consumers will continue to monitor regulatory activity regarding greenhouse gas emissions standards that may affect electric generating units.

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

CCRs: In April 2015, the EPA published a final rule regulating CCRs, such as coal ash, under RCRA. The final rule adopts minimum standards for beneficially reusing and disposing of non-hazardous CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information. The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non-CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. Consumers continues to develop work plans for submission to the MDEQ for concurrence to ensure coordination between federal and state requirements. Furthermore, Congress passed legislation in December 2016 that allows states to develop a permitting program for CCR under RCRA, and Michigan may adopt such a program. As a result, Consumers may need to adjust its recorded ARO associated with coal ash disposal sites depending on the outcome of its submissions to the MDEQ and on a future RCRA permitting program under MDEQ, if the EPA approves a state-level program. Consumers has historically been authorized to recover in electric rates costs incurred related to cleanup and closure of coal ash disposal sites.

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

In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule redefining “waters of the United States,” which designates the EPA’s jurisdiction under the Clean Water Act. Numerous states and other interested parties, including Michigan’s Attorney General, have filed suits in federal courts to block the rule, which was stayed in October 2015, and that litigation remains pending. Consumers does not expect any adverse changes to its environmental strategy as a result of the final rule. The Trump administration has indicated that it intends to re-examine the “waters of the United States” rule.

Many of Consumers’ facilities maintain NPDES permits, which are valid for five years and vital to the facilities’ operations. Failure of the MDEQ to renew any NPDES permit, a successful appeal against a permit, or onerous terms contained in a permit could have a significant detrimental effect on the operations of a facility.

PCBs: In 2010, the EPA issued an Advance Notice of Proposed Rulemaking, indicating that it is considering a variety of regulatory actions with respect to PCBs. One approach would aim to phase out equipment containing PCBs by 2025. Another approach would eliminate an exemption for small equipment containing PCBs. To comply with any such regulatory actions, Consumers could incur substantial costs associated with existing electrical equipment potentially containing PCBs. A rule may be proposed in 2017.

Other electric environmental matters could have a material impact on Consumers’ outlook. For additional details on other electric environmental matters, see Note 4, Contingencies and Commitments—Consumers Electric Utility Contingencies—Electric Environmental Matters.

Consumers Gas Utility Outlook and Uncertainties

Gas Deliveries: Consumers expects weather-adjusted gas deliveries in 2017 to decrease by one percent compared with 2016. Over the next five years, Consumers plans conservatively for stable deliveries. This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this expectation due to:

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

The MPSC issued an order in January 2017, limiting Consumers’ self-implementation to an annual rate increase of $20 million. Accordingly, in January 2017, Consumers self-implemented an annual rate increase of $20 million, subject to refund with interest.

Depreciation Rate Case: In August 2016, Consumers filed a depreciation rate case related to its gas utility property, requesting to decrease depreciation expense by $3 million annually.

Gas Transmission: In September 2016, Consumers filed an application with to the MPSC to invest $610 million in the construction of a 95-mile, 24-inch-diameter natural gas pipeline in Saginaw and Oakland Counties, Michigan. Consumers expects the pipeline, if approved, to be operational by the end of 2022.

GCR Plan: Consumers submitted its 2017-2018 GCR plan to the MPSC in December 2016 and, in accordance with its proposed plan, expects to self-implement the 2017-2018 GCR charge beginning in April 2017.

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

Enterprises Outlook and Uncertainties

The primary focus with respect to CMS Energy’s non-utility businesses is to maximize the value of their generating assets, which represent 1,077 MW of capacity, and to pursue opportunities for the development of renewable generation projects.

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

Other Outlook and Uncertainties

EnerBank: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank represented four percent of CMS Energy’s net assets at December 31, 2016, and five percent of CMS Energy’s net income available to common stockholders for the year ended December 31, 2016. The carrying value of EnerBank’s loan portfolio was $1.3 billion at December 31, 2016. Its loan portfolio was funded primarily by certificates of deposit of $1.2 billion. The twelve-month rolling average net default rate on loans held by EnerBank was one percent at December 31, 2016. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of December 31, 2016.

Employee Separation Program: In June 2016, CMS Energy and Consumers announced a voluntary separation program for non-union employees. CMS Energy and Consumers recorded a charge of $11 million related to this program, under which 176 employees accepted and were approved for early separation. After hiring replacements for certain positions, CMS Energy and Consumers expect a net reduction of 126 employees. This will result in future cost savings, as employee staffing levels will be better matched to workload demand, which reflects CMS Energy’s and Consumers’ ongoing productivity and quality improvements.

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

Accounting for the Effects of Industry Regulation: Because Consumers has regulated operations, it uses regulatory accounting to recognize the effects of the regulators’ decisions on its financial statements. Consumers continually assesses whether future recovery of its regulatory assets is probable by considering communications and experience with its regulators and changes in the regulatory environment. If Consumers determined that recovery of a regulatory asset were not probable, Consumers would be required to write off the asset and immediately recognize the expense in earnings.

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

Pension and OPEB: CMS Energy and Consumers provide retirement pension benefits to certain employees under a non-contributory DB Pension Plan, and they provide postretirement health and life benefits to qualifying retired employees under an OPEB Plan.

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

Presented in the following table are estimates of CMS Energy’s and Consumers’ DB Pension Plan and OPEB Plan costs (credits) through 2019. Neither CMS Energy nor Consumers plans to contribute to the DB Pension Plan or OPEB Plan through 2019. Actual future costs and contributions will depend on future investment performance, discount rates, and various factors related to the DB Pension Plan and OPEB Plan participants.

		In Millions
	DB Pension	OPEB Plan
	Plan Cost	Cost (Credit)
CMS Energy, including Consumers
2017	$65	$(21)
2018	78	(21)
2019	82	(23)
Consumers[1]
2017	$63	$(16)
2018	75	(16)
2019	79	(18)

1                   Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.

In January 2016, CMS Energy and Consumers changed the method they use to determine the discount rate used to calculate the service cost and interest cost components of net periodic benefit costs for the DB Pension and OPEB Plans. For further details, see Note 12, Retirement Benefits.

Lowering the expected long-term rate of return on the DB Pension Plan assets by 25 basis points (from 7.25 percent to 7.00 percent) would increase estimated DB Pension Plan cost for 2017 by $5 million for both CMS Energy and Consumers. Lowering the PBO discount rate by 25 basis points (from 4.30 percent to 4.05 percent) would increase estimated DB Pension Plan cost for 2017 by $6 million for both CMS Energy and Consumers.

Pension and OPEB plan assets are accounted for and disclosed at fair value. Fair value measurements incorporate assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Development of these assumptions may require judgment.

For additional details on postretirement benefits, including the fair value measurements for the DB Pension Plan and OPEB Plan assets, see Note 12, Retirement Benefits.

Revenue Subject to Refund: Unless prohibited by the MPSC upon a showing of good cause, Consumers is allowed to self-implement new energy rates six months after a new rate case filing; however, the rates that Consumers self-implements may be subject to refund, with interest. Consumers recognizes revenue associated with self-implemented rates. If Consumers considers it probable that it will be required to refund a portion of its self-implemented rates, it records a provision for revenue subject to refund. A final rate order could differ materially from Consumers’ estimates underlying its self-implemented rates, giving rise to accounting adjustments. Under accounting rules for prior period adjustments, CMS Energy and Consumers may need to record such differences, if they are specifically identifiable to prior interim periods, as revisions to those periods. The 2016 Energy Law, which will become effective in April 2017, eliminates utilities’ self-implementation of rates under general rate cases, but provides for more timely processing of general rate cases.

Unbilled Revenues: Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets, were $361 million at December 31, 2016 and $325 million at December 31, 2015.

Market Risk Information

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

Presented in the following table is a sensitivity analysis of interest-rate risk (assuming an adverse change in market interest rates of ten percent):

		In Millions
December 31	2016	2015
Fixed-rate financing — potential loss in fair value
CMS Energy, including Consumers	$291	$263
Consumers	175	161

The fair value losses in the above table could be realized only if CMS Energy and Consumers transferred all of their fixed-rate financing to other creditors. The annual earnings exposure related to variable-rate financing was insignificant for both CMS Energy and Consumers at December 31, 2016 and 2015, assuming an adverse change in market interest rates of ten percent.

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

Presented in the following table is a sensitivity analysis of investment securities price risk (assuming an adverse change in market prices of ten percent):

		In Millions
December 31	2016	2015
CMS Energy, including Consumers
Potential reduction in fair value of available-for-sale securities
DB SERP
Mutual funds	$14	$15
Consumers
Potential reduction in fair value of available-for-sale securities
DB SERP
Mutual funds	$10	$10
CMS Energy common stock	3	3

Notes Receivable Risk: CMS Energy is exposed to interest-rate risk resulting from EnerBank’s fixed-rate installment loans. EnerBank provides these loans to homeowners to finance home improvements.

Presented in the following table is a sensitivity analysis of notes receivable (assuming an adverse change in market interest rates of ten percent):

		In Millions
December 31	2016	2015
CMS Energy, including Consumers
Potential reduction in fair value
Notes receivable	$30	$23

The fair value losses in the above table could be realized only if EnerBank sold its loans to other parties. For additional details on financial instruments, see Note 7, Financial Instruments.

NEW ACCOUNTING STANDARDS

For details regarding new accounting standards issued but not yet effective, see Note 2, New Accounting Standards.

CMS Energy Corporation

Consolidated Statements of Income

			In Millions
Years Ended December 31	2016	2015	2014

Operating Revenue	$6,399	$6,456	$7,179

Operating Expenses
Fuel for electric generation	499	593	673
Purchased and interchange power	1,508	1,406	1,602
Purchased power — related parties	86	83	90
Cost of gas sold	710	961	1,493
Maintenance and other operating expenses	1,207	1,238	1,232
Depreciation and amortization	811	750	685
General taxes	281	262	252
Total operating expenses	5,102	5,293	6,027

Operating Income	1,297	1,163	1,152

Other Income (Expense)
Interest income	6	12	5
Allowance for equity funds used during construction	12	10	8
Income from equity method investees	13	14	15
Other income	8	10	11
Other expense	(75)	(17)	(55)
Total other income (expense)	(36)	29	(16)

Interest Charges
Interest on long-term debt	411	386	393
Other interest expense	29	14	17
Allowance for borrowed funds used during construction	(5)	(4)	(3)
Total interest charges	435	396	407

Income Before Income Taxes	826	796	729
Income Tax Expense	273	271	250

Net Income	553	525	479
Income Attributable to Noncontrolling Interests	2	2	2

Net Income Available to Common Stockholders	$551	$523	$477

Basic Earnings Per Average Common Share	$1.99	$1.90	$1.76
Diluted Earnings Per Average Common Share	$1.98	$1.89	$1.74

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2016	2015	2014

Net Income	$553	$525	$479

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $(5), $-, and $(18)	(8)	1	(29)
Amortization of net actuarial loss, net of tax of $-, $4, and $1	2	5	3
Amortization of prior service credit, net of tax of $- for all periods	(1)	(1)	(1)

Investments
Unrealized gain (loss) on investments, net of tax of $-, $(1), and $(1)	1	(3)	(1)
Other-than-temporary impairment included in net income, net of tax of $2, $-, and $-	3	-	-

Derivative Instruments
Reclassification adjustments included in net income, net of tax of $- for all periods	-	-	1

Other Comprehensive Income (Loss)	(3)	2	(27)

Comprehensive Income	550	527	452

Comprehensive Income Attributable to Noncontrolling Interests	2	2	2

Comprehensive Income Attributable to CMS Energy	$548	$525	$450

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Cash Flows

			In Millions
Years Ended December 31	2016	2015	2014

Cash Flows from Operating Activities
Net income	$553	$525	$479
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	811	750	685
Deferred income taxes and investment tax credit	264	247	227
Bad debt expense	50	58	80
Other non-cash operating activities and reconciling adjustments	52	100	58
Postretirement benefits contributions	(108)	(262)	(32)
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(155)	120	(31)
Inventories	146	147	(36)
Accounts payable and accrued refunds	59	(26)	50
Other current and non-current assets and liabilities	(43)	(19)	1
Net cash provided by operating activities	1,629	1,640	1,481

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,672)	(1,564)	(1,577)
Jackson plant acquisition	-	(154)	-
Increase in EnerBank notes receivable	(136)	(279)	(255)
Proceeds from the sale of EnerBank notes receivable	-	48	-
Cost to retire property and other investing activities	(107)	(115)	(66)
Net cash used in investing activities	(1,915)	(2,064)	(1,898)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,049	599	1,428
Net increase in EnerBank certificates of deposit	100	214	233
Issuance of common stock	72	43	43
Retirement of long-term debt	(728)	(224)	(750)
Debt prepayment costs	(18)	-	(36)
Payment of dividends on common and preferred stock	(347)	(322)	(295)
Change in notes payable	149	189	(110)
Payment of capital lease obligations and other financing costs	(22)	(36)	(51)
Net cash provided by financing activities	255	463	462

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(31)	39	45
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	288	249	204

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$257	$288	$249

			In Millions
Years Ended December 31	2016	2015	2014

Other cash flow activities and non-cash investing and financing activities

Cash transactions
Interest paid (net of amounts capitalized)	$427	$386	$380
Income taxes paid, net	32	10	22

Non-cash transactions
Capital expenditures not paid	138	201	201
Note receivable recorded for future refund of use taxes paid and capitalized	29	-	-
Other assets placed under capital lease	13	17	7

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets

ASSETS

		In Millions
December 31	2016	2015

Current Assets
Cash and cash equivalents	$235	$266
Restricted cash and cash equivalents	19	19
Accounts receivable and accrued revenue, less allowances of $24 in 2016 and $28 in 2015	821	774
Notes receivable, less allowances of $16 in 2016 and $9 in 2015	180	128
Notes receivable held for sale	39	16
Accounts receivable — related parties	12	11
Inventories at average cost
Gas in underground storage	446	568
Materials and supplies	119	126
Generating plant fuel stock	61	84
Deferred property taxes	250	235
Regulatory assets	17	16
Prepayments and other current assets	81	77
Total current assets	2,280	2,320

Plant, Property, and Equipment
Plant, property, and equipment, gross	21,010	18,943
Less accumulated depreciation and amortization	6,056	5,747
Plant, property, and equipment, net	14,954	13,196
Construction work in progress	761	1,509
Total plant, property, and equipment	15,715	14,705

Other Non-current Assets
Regulatory assets	2,091	1,840
Accounts and notes receivable	1,118	1,027
Investments	65	64
Other	353	343
Total other non-current assets	3,627	3,274

Total Assets	$21,622	$20,299

LIABILITIES AND EQUITY

		In Millions
December 31	2016	2015

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$886	$706
Notes payable	398	249
Accounts payable	598	633
Accounts payable — related parties	12	9
Accrued rate refunds	21	26
Accrued interest	98	106
Accrued taxes	348	349
Regulatory liabilities	95	82
Other current liabilities	199	142
Total current liabilities	2,655	2,302

Non-current Liabilities
Long-term debt	8,640	8,400
Non-current portion of capital leases and financing obligation	110	118
Regulatory liabilities	2,041	2,088
Postretirement benefits	789	591
Asset retirement obligations	447	439
Deferred investment tax credit	73	56
Deferred income taxes	2,287	2,017
Other non-current liabilities	290	313
Total non-current liabilities	14,677	14,022

Commitments and Contingencies (Notes 3, 4, and 5)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 279.2 shares in 2016 and 277.2 shares in 2015	3	3
Other paid-in capital	4,916	4,837
Accumulated other comprehensive loss	(50)	(47)
Accumulated deficit	(616)	(855)
Total common stockholders’ equity	4,253	3,938
Noncontrolling interests	37	37
Total equity	4,290	3,975

Total Liabilities and Equity	$21,622	$20,299

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity

In Millions, Except Number of Shares in Thousands
	Number of Shares
Years Ended December 31	2016	2015	2014	2016	2015	2014

Total Equity at Beginning of Period				$3,975	$3,707	$3,491

Common Stock
At beginning and end of period				3	3	3

Other Paid-in Capital
At beginning of period	277,163	275,184	266,137	4,837	4,774	4,715
Common stock issued	2,580	2,062	9,371	90	65	59
Common stock repurchased	(292)	(306)	(271)	(11)	(12)	(7)
Common stock reissued	-	288	-	-	10	-
Conversion option on convertible debt	-	-	-	-	-	7
Common stock reacquired	(245)	(65)	(53)	-	-	-
At end of period	279,206	277,163	275,184	4,916	4,837	4,774

Accumulated Other Comprehensive Loss
At beginning of period				(47)	(49)	(22)
Retirement benefits liability
At beginning of period				(43)	(48)	(21)
Net gain (loss) arising during the period				(8)	1	(29)
Amortization of net actuarial loss				2	5	3
Amortization of prior service credit				(1)	(1)	(1)
At end of period				(50)	(43)	(48)
Investments
At beginning of period				(4)	(1)	-
Unrealized gain (loss) on investments				1	(3)	(1)
Other-than-temporary impairment included in net income				3	-	-
At end of period				-	(4)	(1)
Derivative instruments
At beginning of period				-	-	(1)
Reclassification adjustments included in net income				-	-	1
At end of period				-	-	-
At end of period				(50)	(47)	(49)

			In Millions
Years Ended December 31	2016	2015	2014

Accumulated Deficit
At beginning of period	(855)	(1,058)	(1,242)
Cumulative effect of change in accounting principle	33	-	-
Net income attributable to CMS Energy	551	523	477
Dividends declared on common stock	(345)	(320)	(293)
At end of period	(616)	(855)	(1,058)

Noncontrolling Interests
At beginning of period	37	37	37
Income attributable to noncontrolling interests	2	2	2
Distributions and other changes in noncontrolling interests	(2)	(2)	(2)
At end of period	37	37	37

Total Equity at End of Period	$4,290	$3,975	$3,707

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Income

			In Millions
Years Ended December 31	2016	2015	2014

Operating Revenue	$6,064	$6,165	$6,800

Operating Expenses
Fuel for electric generation	393	497	567
Purchased and interchange power	1,486	1,376	1,564
Purchased power — related parties	88	83	89
Cost of gas sold	693	939	1,375
Maintenance and other operating expenses	1,090	1,149	1,146
Depreciation and amortization	803	744	678
General taxes	277	255	246
Total operating expenses	4,830	5,043	5,665

Operating Income	1,234	1,122	1,135

Other Income (Expense)
Interest income	4	11	4
Interest and dividend income — related parties	1	1	1
Allowance for equity funds used during construction	12	10	8
Other income	8	19	10
Other expense	(55)	(17)	(35)
Total other income (expense)	(30)	24	(12)

Interest Charges
Interest on long-term debt	261	252	243
Other interest expense	12	2	10
Allowance for borrowed funds used during construction	(5)	(4)	(3)
Total interest charges	268	250	250

Income Before Income Taxes	936	896	873
Income Tax Expense	320	302	306

Net Income	616	594	567
Preferred Stock Dividends	2	2	2

Net Income Available to Common Stockholder	$614	$592	$565

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income

			In Millions
Years Ended December 31	2016	2015	2014

Net Income	$616	$594	$567

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $(1), $2, and $(7)	(3)	3	(11)
Amortization of net actuarial loss, net of tax of $-, $2, and $1	1	4	2

Investments
Unrealized gain (loss) on investments, net of tax of $2, $(1), and $2	3	(1)	4
Reclassification adjustments included in net income, net of tax of $-, $(3), and $-	-	(5)	-
Other-than-temporary impairment included in net income, net of tax of $2, $-, and $-	2	-	-

Other Comprehensive Income (Loss)	3	1	(5)

Comprehensive Income	$619	$595	$562

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Cash Flows

			In Millions
Years Ended December 31	2016	2015	2014

Cash Flows from Operating Activities
Net income	$616	$594	$567
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	803	744	678
Deferred income taxes and investment tax credit	289	204	263
Bad debt expense	31	50	72
Other non-cash operating activities and reconciling adjustments	25	98	34
Postretirement benefits contributions	(98)	(243)	(29)
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(138)	104	(16)
Inventories	145	144	(36)
Accounts payable and accrued refunds	57	(22)	47
Other current and non-current assets and liabilities	(49)	121	(226)
Net cash provided by operating activities	1,681	1,794	1,354

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,656)	(1,537)	(1,573)
Jackson plant acquisition	-	(154)	-
Cost to retire property and other investing activities	(112)	(110)	(70)
Net cash used in investing activities	(1,768)	(1,801)	(1,643)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	446	250	878
Retirement of long-term debt	(198)	(124)	(220)
Debt prepayment costs	-	-	(16)
Payment of dividends on common and preferred stock	(501)	(476)	(459)
Stockholder contribution	275	150	495
Return of stockholder contribution	-	-	(178)
Payment of capital lease obligations and other financing costs	(3)	(23)	(38)
Change in notes payable	149	189	(110)
Net cash provided by (used in) financing activities	168	(34)	352

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	81	(41)	63
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	71	112	49

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$152	$71	$112

			In Millions
Years Ended December 31	2016	2015	2014

Other cash flow activities and non-cash investing and financing activities

Cash transactions
Interest paid (net of amounts capitalized)	$256	$245	$233
Income taxes paid (refunds received), net	50	(84)	266

Non-cash transactions
Capital expenditures not paid	127	182	201
Note receivable recorded for future refund of use taxes paid and capitalized	29	-	-
Other assets placed under capital lease	13	17	7

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets

ASSETS

		In Millions
December 31	2016	2015

Current Assets
Cash and cash equivalents	$131	$50
Restricted cash and cash equivalents	19	19
Accounts receivable and accrued revenue, less allowances of $24 in 2016 and $28 in 2015	800	758
Notes receivable	29	-
Accounts receivable — related parties	9	17
Inventories at average cost
Gas in underground storage	446	568
Materials and supplies	114	120
Generating plant fuel stock	57	80
Deferred property taxes	250	235
Regulatory assets	17	16
Prepayments and other current assets	70	66
Total current assets	1,942	1,929

Plant, Property, and Equipment
Plant, property, and equipment, gross	20,838	18,797
Less accumulated depreciation and amortization	5,994	5,676
Plant, property, and equipment, net	14,844	13,121
Construction work in progress	759	1,467
Total plant, property, and equipment	15,603	14,588

Other Non-current Assets
Regulatory assets	2,091	1,840
Accounts and notes receivable	27	10
Investments	33	29
Other	250	239
Total other non-current assets	2,401	2,118

Total Assets	$19,946	$18,635

LIABILITIES AND EQUITY

		In Millions
December 31	2016	2015

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$397	$220
Notes payable	398	249
Accounts payable	580	613
Accounts payable — related parties	18	15
Accrued rate refunds	21	26
Accrued interest	67	65
Accrued taxes	354	352
Regulatory liabilities	95	82
Other current liabilities	164	109
Total current liabilities	2,094	1,731

Non-current Liabilities
Long-term debt	5,253	5,183
Non-current portion of capital leases and financing obligation	110	118
Regulatory liabilities	2,041	2,088
Postretirement benefits	730	529
Asset retirement obligations	446	438
Deferred investment tax credit	73	56
Deferred income taxes	3,042	2,710
Other non-current liabilities	218	236
Total non-current liabilities	11,913	11,358

Commitments and Contingencies (Notes 3, 4, and 5)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,999	3,724
Accumulated other comprehensive loss	(3)	(6)
Retained earnings	1,065	950
Total common stockholder’s equity	5,902	5,509
Preferred stock	37	37
Total equity	5,939	5,546

Total Liabilities and Equity	$19,946	$18,635

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity

			In Millions
Years Ended December 31	2016	2015	2014

Total Equity at Beginning of Period	$5,546	$5,277	$4,857

Common Stock
At beginning and end of period	841	841	841

Other Paid-in Capital
At beginning of period	3,724	3,574	3,257
Stockholder contribution	275	150	495
Return of stockholder contribution	-	-	(178)
At end of period	3,999	3,724	3,574

Accumulated Other Comprehensive Loss
At beginning of period	(6)	(7)	(2)
Retirement benefits liability
At beginning of period	(19)	(26)	(17)
Net gain (loss) arising during the period	(3)	3	(11)
Amortization of net actuarial loss	1	4	2
At end of period	(21)	(19)	(26)
Investments
At beginning of period	13	19	15
Unrealized gain (loss) on investments	3	(1)	4
Reclassification adjustments included in net income	-	(5)	-
Other-than-temporary impairment included in net income	2	-	-
At end of period	18	13	19
At end of period	(3)	(6)	(7)

Retained Earnings
At beginning of period	950	832	724
Net income	616	594	567
Dividends declared on common stock	(499)	(474)	(457)
Dividends declared on preferred stock	(2)	(2)	(2)
At end of period	1,065	950	832

Preferred Stock
At beginning and end of period	37	37	37

Total Equity at End of Period	$5,939	$5,546	$5,277

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

Alternative-Revenue Program: The energy optimization incentive mechanism provides a financial incentive if the energy savings of Consumers’ customers exceed annual targets established by the MPSC. The maximum incentive that Consumers may earn under this mechanism is 15 percent of the amount it spends on energy optimization programs, which is limited to two percent of Consumers’ retail revenue. Consumers accounts for this program as an alternative-revenue program that meets the criteria for recognizing revenue related to the incentive as soon as energy savings exceed the annual targets established by the MPSC. The 2016 Energy Law, which will become effective in April 2017, expands existing incentives for energy efficiency programs.

Self-Implemented Rates: Unless prohibited by the MPSC upon a showing of good cause, Consumers is allowed to self-implement new energy rates six months after a new rate case filing if the MPSC has not issued an order in the case. The MPSC then has another six months to issue a final order. If the MPSC does not issue a final order within that period, the filed rates are considered approved. If the MPSC issues a final order within that period, the rates that Consumers self-implemented may be subject to refund, with interest. Consumers recognizes revenue associated with self-implemented rates. If Consumers considers it probable that it will be required to refund a portion of its self-implemented rates, then Consumers records a provision for revenue subject to refund. The 2016 Energy Law, which will become effective in April 2017, eliminates utilities’ self-implementation of rates under general rate cases, but provides for more timely processing of general rate cases.

EnerBank: EnerBank provides four types of unsecured consumer installment loans: same-as-cash, zero interest, reduced interest, and traditional. Under EnerBank’s same-as-cash programs, authorized contractors pay EnerBank a fee to provide a borrower with the option to pay off the loan interest-free during the same-as-cash period. EnerBank recognizes the fee on a straight-line basis over the same-as-cash period, which typically ranges from three to 24 months. If a borrower does not exercise its option to pay off its loan interest-free during the same-as-cash period, EnerBank charges the borrower accrued interest at the loan’s contractual rate on the outstanding balance from the origination date. Under the zero interest and reduced interest programs, authorized contractors pay EnerBank a fee to provide a borrower with no interest or reduced rates of interest for the entire term of the loan. EnerBank recognizes the fee using the interest method over the term of the loan, which ranges from one to 12 years. Unearned income associated with the fees is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets.

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

Contingencies: CMS Energy and Consumers record estimated liabilities for contingencies on their consolidated financial statements when it is probable that a liability has been incurred and when the amount of loss can be reasonably estimated. For environmental remediation projects in which the timing of estimated expenditures is considered reliably determinable, CMS Energy and Consumers record the liability at its net present value, using a discount rate equal to the interest rate on monetary assets that are essentially risk-free and have maturities comparable to that of the environmental liability. CMS Energy and Consumers expense legal fees as incurred; fees incurred but not yet billed are accrued based on estimates of work performed.

Debt Issuance Costs, Discounts, Premiums, and Refinancing Costs: Upon the issuance of long-term debt, CMS Energy and Consumers defer issuance costs, discounts, and premiums and amortize those amounts over the terms of the associated debt. Debt issuance costs are presented as a direct deduction from the carrying amount of long-term debt on the balance sheet. Upon the refinancing of long-term debt, Consumers, as a regulated entity, defers any remaining unamortized issuance costs, discounts, and premiums associated with the refinanced debt and amortizes those amounts over the term of the newly issued debt. For the non-regulated portions of CMS Energy’s business, any remaining unamortized issuance costs, discounts, and premiums associated with extinguished debt are charged to earnings.

Derivative Instruments: In order to support ongoing operations, CMS Energy and Consumers enter into contracts for the future purchase and sale of various commodities, such as electricity, natural gas, and coal. These forward contracts are generally long-term in nature and result in physical delivery of the commodity at a contracted price. Most of these contracts are not subject to derivative accounting for one or more of the following reasons:

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

CMS Energy and Consumers record derivative contracts that do not qualify for the normal purchases and sales exception at fair value on their consolidated balance sheets. Each reporting period, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract. Since none of CMS Energy’s or Consumers’ derivatives has been designated as an accounting hedge, all changes in fair value are either reported in earnings or deferred as regulatory assets or liabilities. For details regarding CMS Energy’s and Consumers’ derivative instruments recorded at fair value, see Note 6, Fair Value Measurements.

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

CMS Energy and Consumers account for RECs and emission allowances as inventory and use the weighted-average cost method to remove amounts from inventory. RECs and emission allowances are used to satisfy compliance obligations related to the generation of power. CMS Energy and Consumers classify these amounts within other assets on their consolidated balance sheets.

CMS Energy and Consumers evaluate inventory for impairment as required to ensure that its carrying value does not exceed the lower of cost or net realizable value.

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

Renewable Energy Grant: In 2013, Consumers received a renewable energy cash grant for Lake Winds® Energy Park under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009. Upon receipt of the grant, Consumers recorded a regulatory liability, which Consumers is amortizing over the life of Lake Winds® Energy Park. Consumers presents the amortization as a reduction to maintenance and other operating expenses on its consolidated statements of income. Consumers recorded the deferred income taxes related to the grant as a reduction of the book basis of Lake Winds® Energy Park.

Other: For additional accounting policies, see:

•                 Note 8, Notes Receivable

•                 Note 9, Plant, Property, and Equipment

•                 Note 11, Asset Retirement Obligations

•                 Note 12, Retirement Benefits

•                 Note 14, Income Taxes

•                 Note 17, Cash and Cash Equivalents

2:                    NEW ACCOUNTING STANDARDS

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

ASU 2015-02, Amendments to the Consolidation Analysis: This standard, which was effective on January 1, 2016 for CMS Energy and Consumers, provides amended guidance on whether reporting entities should consolidate certain legal entities, including limited partnerships. CMS Energy and Consumers determined that the standard did not change any of their consolidation conclusions or have any impact on their consolidated net income, cash flows, or financial position.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs: This standard, which was effective on January 1, 2016 for CMS Energy and Consumers, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet. Previously, debt issuance costs were reported as an asset. The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums. In accordance with the standard, CMS Energy included $45 million and Consumers included $25 million of unamortized debt issuance costs in long-term debt on their consolidated balance sheets at December 31, 2016. In addition, this standard requires that entities apply the new guidance retrospectively to all prior periods presented. Accordingly, CMS Energy reclassified $41 million and Consumers reclassified $23 million of unamortized debt issuance costs from other non-current assets to long-term debt on their consolidated balance sheets at December 31, 2015.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting: This standard was issued to simplify and improve the accounting for employee share-based payment awards. The required effective date of the standard for CMS Energy and Consumers is January 1, 2017, but early adoption is permitted. CMS Energy and Consumers elected to adopt the standard early as of January 1, 2016. The standard requires all excess tax benefits and deficiencies that occur upon vesting of employee stock awards to be recognized in net income. Previously, CMS Energy and Consumers did not record excess tax benefits on restricted stock awards in net income but, under this standard, CMS Energy and Consumers recorded $7 million of excess tax benefits in net income for the year ended December 31, 2016. Also, in accordance with the standard, CMS Energy recorded a $33 million cumulative adjustment to its accumulated deficit at January 1, 2016. This amount represented excess federal tax benefits that CMS Energy had not recognized in prior periods due to the use of tax loss carryforwards. The implementation of this standard had no other major impacts on CMS Energy’s or Consumers’ consolidated financial statements.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments: This standard provides guidance on how certain cash receipts and cash payments should be classified in the statement of cash flows, with the objective of reducing diversity in practice. The required effective date of the standard for CMS Energy and Consumers is January 1, 2018, but early adoption is permitted. CMS Energy and Consumers elected to adopt the standard early for the year ended December 31, 2016. The standard addresses various cash flow issues, including debt prepayment and debt extinguishment costs. Under the new guidance, these costs, including premiums paid, should be classified as cash flows from financing activities. Previously, CMS Energy and Consumers classified premiums paid to retire debt early as cash flows from operating activities but, in accordance with this standard, they classified these payments as cash flows from financing activities for the year ended December 31, 2016. In addition, the standard requires that entities apply the new guidance retrospectively to all prior periods presented, unless impracticable. Accordingly, for the year ended December 31, 2014, CMS Energy reclassified $36 million and Consumers reclassified $16 million of debt retirement premium payments from operating activities to financing activities on their consolidated statements of cash flows. The standard had no other major impacts on CMS Energy’s or Consumers’ consolidated financial statements.

ASU 2016-18, Restricted Cash: This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period amounts shown on the statement of cash flows. Under this guidance, the statement of cash flows should explain the total change in cash balances, including amounts described as restricted. The required effective date of the standard for CMS Energy and Consumers is January 1, 2018, but early adoption is permitted. CMS Energy and Consumers elected to adopt the standard early for the year ended December 31, 2016. In accordance with the standard, CMS Energy and Consumers included restricted cash amounts in their reconciliations of cash balances on their consolidated statements of cash flows for the year ended December 31, 2016. Previously, restricted cash amounts were excluded from the reconciliations of cash balances and transfers between cash balances and restricted cash balances were presented as other investing activities. In addition, the standard requires that entities apply the new guidance retrospectively to all prior periods presented. Accordingly, CMS Energy and Consumers made the following adjustments to prior-period amounts on their consolidated statements of cash flows:

		In Millions
Years Ended December 31	2015	2014
CMS Energy, including Consumers
Increase (decrease) in:
Cash and cash equivalents, including restricted amounts, beginning of period	$42	$32
Net cash used in investing activities	(20)	10
Cash and cash equivalents, including restricted amounts, end of period	22	42
Consumers
Increase (decrease) in:
Cash and cash equivalents, including restricted amounts, beginning of period	$41	$31
Net cash used in investing activities	(20)	10
Cash and cash equivalents, including restricted amounts, end of period	21	41

For further information on CMS Energy’s and Consumers’ cash balances, see Note 17, Cash and Cash Equivalents.

New Accounting Standards Not Yet Effective

ASU 2014-09, Revenue from Contracts with Customers: This standard provides new guidance for recognizing revenue from contracts with customers. A primary objective of the standard is to provide a single, comprehensive revenue recognition model that will be applied across entities, industries, and capital markets. The new guidance will replace most of the existing revenue recognition requirements in GAAP, although certain guidance specific to rate-regulated utilities will be retained. The standard will be effective on January 1, 2018 for CMS Energy and Consumers, but early adoption in 2017 is permitted. Entities will have the option to apply the standard retrospectively to all prior periods presented, or to apply it retrospectively only to contracts existing at the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings. CMS Energy and Consumers have determined that they will not elect to adopt the standard early, but they are still assessing how they will apply the standard upon adoption.

CMS Energy and Consumers are continuing to evaluate the impact of this standard on their consolidated financial statements; however, they have determined that the standard will have no impact on a majority of their revenues. The standard may require utility contributions in aid of construction to be treated as revenue, rather than as a reduction to the cost of plant, property, and equipment. Also, the standard may not permit revenue to be recognized for certain accounts for which collection is not deemed probable, which would represent a change from the existing practice of recognizing revenue at the billing rates, with associated expenses for uncollectible accounts. CMS Energy and Consumers do not presently expect that these two issues will have a material impact on their consolidated net income, cash flows, or financial position, but they are still assessing these issues and other requirements of the standard.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities: This standard, which will be effective January 1, 2018 for CMS Energy and Consumers, is intended to improve the accounting for financial instruments. The standard will require investments in equity securities to be measured at fair value, with changes in fair value recognized in net income, except for certain investments such as those that qualify for equity-method accounting. The standard will no longer permit unrealized gains and losses for certain equity investments to be recorded in AOCI. CMS Energy and Consumers presently record unrealized gains and losses on certain equity investments, including the mutual funds in the DB SERP and Consumers’ investment in CMS Energy common stock, in AOCI, except that unrealized losses determined to be other than temporary are reported in earnings. For further details on these investments, see Note 7, Financial Instruments. Entities will apply the standard using a modified retrospective approach, with a cumulative-effect adjustment recorded to beginning retained earnings on the effective date.

ASU 2016-02, Leases: This standard establishes a new accounting model for leases. The standard will require entities to recognize lease assets and liabilities on the balance sheet for all leases with a term of more than one year, including operating leases, which are not recorded on the balance sheet under existing standards. As a result, CMS Energy and Consumers expect to recognize additional lease assets and liabilities for their operating leases under this standard. The new guidance will also amend the definition of a lease to require that a lessee control the use of a specified asset, and not simply control or take the output of the asset. On the income statement, leases that meet existing capital lease criteria will generally be accounted for under a financing model, while operating leases will generally be accounted for under a straight-line expense model. The standard will be effective on January 1, 2019 for CMS Energy and Consumers, but early adoption is permitted. CMS Energy and Consumers are continuing to evaluate the impact of the standard on their consolidated financial statements and do not presently expect to adopt the standard early. See Note 10, Leases and Palisades Financing, for more information on CMS Energy’s and Consumers’ operating lease obligations.

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

Presented in the following table are the regulatory assets and liabilities on Consumers’ consolidated balance sheets:

			In Millions
December 31	End of Recovery or Refund Period	2016	2015
Regulatory assets
Current
Energy optimization plan incentive[1]	2017	$17	$16
Total current regulatory assets		$17	$16
Non-current
Postretirement benefits[2]	various	$1,373	$1,096
Securitized costs[3]	2029	323	348
ARO[4]	various	166	151
MGP sites[4]	various	139	146
Unamortized loss on reacquired debt[4]	various	54	61
Energy optimization plan incentive[1]	2018	18	18
Gas storage inventory adjustments[4]	various	14	18
Other	various	4	2
Total non-current regulatory assets		$2,091	$1,840
Total regulatory assets		$2,108	$1,856
Regulatory liabilities
Current
Income taxes, net	2017	$64	$64
Reserve for customer refunds	2017	31	18
Total current regulatory liabilities		$95	$82
Non-current
Cost of removal	various	$1,809	$1,745
Renewable energy plan	2028	83	109
ARO	various	62	73
Renewable energy grant	2043	58	60
Energy optimization plan	various	11	26
Income taxes, net	various	7	64
Other	various	11	11
Total non-current regulatory liabilities		$2,041	$2,088
Total regulatory liabilities		$2,136	$2,170

1                   These regulatory assets have arisen from an alternative revenue program and are not associated with incurred costs or capital investments. Therefore, the MPSC has provided for recovery without a return.

2                   This regulatory asset is offset partially by liabilities. The net amount is included in rate base, thereby providing a return.

3                   The MPSC has authorized a specific return on this regulatory asset.

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

Consumers also exceeded its statutory savings targets in 2016, and achieved certain other goals, and will request the MPSC’s approval to collect $18 million, the maximum performance incentive, in the energy optimization reconciliation to be filed in 2017. Consumers recognized incentive revenue under this program of $18 million in 2016.

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

Securitized Costs: In 2013, the MPSC issued a securitization financing order authorizing Consumers to issue securitization bonds in order to finance the recovery of the remaining book value of seven smaller coal-fueled electric generating units that Consumers retired in April 2016 and three smaller natural gas-fueled electric generating units that Consumers retired in June 2015. Upon receipt of the MPSC’s order, Consumers removed the book value of the ten units from plant, property, and equipment and recorded this amount as a regulatory asset. Consumers is amortizing the regulatory asset over the life of the related securitization bonds, which it issued through a subsidiary in 2014. For additional details regarding the securitization bonds, see Note 5, Financings and Capitalization.

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

Unamortized Loss on Reacquired Debt: Under regulatory accounting, any unamortized discount, premium, or expense related to debt redeemed with the proceeds of new debt is capitalized and amortized over the life of the new debt.

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

In 2013, the MPSC issued an order authorizing Consumers to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993. The order authorized Consumers to implement a regulatory treatment beginning January 2014 that will return $209 million of income tax benefits over five years to electric customers and $260 million of income tax benefits over 12 years to gas customers. During 2016, Consumers returned $64 million of income tax benefits to customers.

Reserve for Customer Refunds: Consumers had recorded reserves for customer refunds of $31 million at December 31, 2016 and $18 million at December 31, 2015. At December 31, 2016, the majority of the balance related to self-implemented electric and gas rates. At December 31, 2015, the amount recorded included a $14 million regulatory liability related to the overcollection during 2015 of surcharges related to securitization bonds that Consumers issued in 2001 and retired in 2015. Consumers refunded this amount to customers in 2016.

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

Renewable Energy Grant: In 2013, Consumers received a $69 million renewable energy grant for Lake Winds® Energy Park, which began operations in 2012. This grant reduces Consumers’ cost of complying with Michigan’s renewable portfolio standard and, accordingly, reduces the overall renewable energy surcharge to be collected from customers. The regulatory liability recorded for the grant will be amortized over the life of Lake Winds® Energy Park.

Energy Optimization Plan: At December 31, 2016 and 2015, surcharges collected from customers to fund Consumers’ energy optimization plan exceeded Consumers’ spending. The associated regulatory liability is amortized as costs are incurred under Consumers’ energy optimization plan.

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

In September 2016, Consumers self-implemented an annual rate increase of $170 million, subject to refund with interest. In October 2016, Consumers reduced its requested annual rate increase to $208 million. Consumers had a recorded reserve for customer refunds at December 31, 2016 that it believes is adequate.

Consumers Gas Utility

Gas Rate Case: In July 2015, Consumers filed an application with the MPSC seeking an annual rate increase of $85 million, based on a 10.7 percent authorized return on equity. In January 2016, Consumers self-implemented an annual rate increase of $60 million, subject to refund with interest. In April 2016, the MPSC approved a settlement agreement authorizing a $40 million annual rate increase.

In July 2016, Consumers filed a reconciliation of total revenues collected during self-implementation to those that would have been collected under final rates. In November 2016, the MPSC approved a settlement agreement that resulted in a $10 million refund to customers, which Consumers had recorded as a reserve for customer refunds at December 31, 2016.

Power Supply Cost Recovery and Gas Cost Recovery

The PSCR and GCR ratemaking processes are designed to allow Consumers to recover all of its power supply and purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices in annual plan and reconciliation proceedings. Consumers adjusts its PSCR and GCR billing charges monthly in order to minimize the underrecovery or overrecovery amount in the annual reconciliations. Underrecoveries represent probable future revenues that will be recovered from customers; overrecoveries represent previously collected revenues that will be refunded to customers.

Presented in the following table are the liabilities for PSCR and GCR overrecoveries reflected on Consumers’ consolidated balance sheets:

		In Millions
December 31	2016	2015
Liabilities
PSCR overrecoveries	$8	$8
GCR overrecoveries	13	18
Accrued rate refunds	$21	$26

PSCR Plans and Reconciliations: In May 2016, the MPSC issued an order in Consumers’ 2013 PSCR reconciliation, approving full recovery of $1.9 billion of power costs and authorizing Consumers to reflect in its 2014 PSCR plan the overrecovery of $9 million.

In May 2016, the MPSC issued an order in Consumers’ 2014 PSCR plan, authorizing the 2014 PSCR factor that Consumers self-implemented beginning in January 2014 and then revised in July 2014 following severe winter weather during the three months ended March 31, 2014. In July 2016, the MPSC issued an order in Consumers’ 2014 PSCR reconciliation, approving full recovery of $2.1 billion of power costs and authorizing Consumers to reflect in its 2015 PSCR plan the overrecovery of $5 million.

In June 2016, the MPSC issued an order in Consumers’ 2015 PSCR plan, authorizing the 2015 PSCR factor that Consumers self-implemented beginning in January 2015. In March 2016, Consumers filed its 2015 PSCR reconciliation, requesting full recovery of $1.9 billion of power costs and authorization to reflect in its 2016 PSCR plan the overrecovery of $6 million.

In October 2016, the MPSC approved Consumers’ 2016 PSCR plan, with the exception of the recovery of litigation costs related to a complaint that Consumers filed against a rail transportation company, and adjusted the 2016 PSCR factor that Consumers self-implemented in January 2016. In its order, the MPSC indicated that the litigation costs could be included for consideration in a general rate case. In connection with this disallowance, Consumers recognized a charge of $6 million related to litigation costs incurred during 2015 and 2016.

GCR Plans and Reconciliations: In July 2016, the MPSC issued an order in Consumers’ 2013-2014 GCR reconciliation, approving full recovery of $0.9 billion of gas costs and authorizing Consumers to reflect in its 2014-2015 GCR plan the underrecovery of $84 million.

In September 2016, the MPSC issued an order in Consumers 2014-2015 GCR reconciliation, approving full recovery of $0.8 billion of gas costs and authorizing Consumers to reflect in its 2015-2016 GCR plan the overrecovery of $9 million.

In May 2016, the MPSC issued an order in Consumers’ 2015-2016 GCR plan, revising the 2015-2016 GCR factor that Consumers self-implemented beginning in April 2015. Consumers filed its 2015-2016 GCR reconciliation in June 2016, requesting full recovery of $0.5 billion of gas costs and authorization to reflect in its 2016-2017 GCR plan the overrecovery of $2 million.

In November 2016, the MPSC issued an order in Consumers’ 2016-2017 GCR plan, authorizing the 2016-2017 GCR factor that Consumers self-implemented beginning in April 2016.

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

CMS Energy Contingencies

Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, have been named as defendants in four class action lawsuits and one individual lawsuit arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations include price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Kansas, Missouri, and Wisconsin. The following provides more detail on the cases in which CMS Energy or its affiliates were named as parties:

•                 In 2005, CMS Energy, CMS MST, and CMS Field Services were named as defendants in a putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al. The complaint alleges that during the putative class period, January 2000 through October 2002, the defendants engaged in a scheme to violate the Kansas Restraint of Trade Act. The plaintiffs are seeking treble damages, statutory full consideration damages consisting of the full consideration paid by the plaintiffs for natural gas purchased during the period, costs, and attorneys’ fees.

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

•                 In 2006, a class action complaint, Arandell Corp., et al. v. XCEL Energy Inc., et al., was filed in Wisconsin state court on behalf of Wisconsin commercial entities that purchased natural gas between January 2000 and October 2002. The defendants, including CMS Energy, CMS ERM, and Cantera Gas Company, are alleged to have violated Wisconsin’s antitrust statute. The plaintiffs are seeking full consideration damages, treble damages, costs, interest, and attorneys’ fees.

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

In 2013, the U.S. Court of Appeals for the Ninth Circuit reversed the district court decision. The appellate court found that FERC preemption does not apply under the facts of these cases. The appellate court affirmed the district court’s denial of leave to amend to add federal antitrust claims. The matter was appealed to the U.S. Supreme Court, which in 2015 upheld the Ninth Circuit’s decision. The cases were remanded back to the federal district court. In May 2016, the federal district court granted the defendants’ motion for summary judgment in the individual lawsuit based on a release in a prior settlement involving similar allegations and reinstated CMS Energy as a defendant in one of the class action lawsuits. The order of summary judgment has been appealed. In December 2016, CMS Energy entities reached a tentative settlement with the plaintiffs in the three Kansas and Missouri cases for an amount that was not material to CMS Energy. Notice of the tentative settlement has been filed in the federal district court. The settlement will be subject to court approval. Other CMS Energy entities remain as defendants in the two Wisconsin class action lawsuits.

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

At December 31, 2016, CMS Energy had a recorded liability of $51 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $65 million. CMS Energy expects to pay the following amounts for long-term liquid disposal and operating and maintenance in each of the next five years:

				In Millions
	2017	2018	2019	2020	2021
CMS Energy
Long-term liquid disposal and operating and maintenance costs	$5	$4	$4	$4	$4

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

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At December 31, 2016, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.

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

Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At December 31, 2016, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.

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

Ludington PCB: In 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout, and sealant materials at Ludington. Consumers removed part of the PCB material and replaced it with non-PCB material. Consumers has had several communications with the EPA regarding this matter, but cannot predict the financial impact or outcome.

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

At December 31, 2016, Consumers had a recorded liability of $107 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $117 million. Consumers expects to pay the following amounts for remediation and other response activity costs in each of the next five years:

				In Millions
	2017	2018	2019	2020	2021
Consumers
Remediation and other response activity costs	$35	$14	$19	$10	$5

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At December 31, 2016, Consumers had a regulatory asset of $139 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At December 31, 2016, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.

Guarantees

Presented in the following table are CMS Energy’s and Consumers’ guarantees at December 31, 2016:

				In Millions
			Maximum	Carrying
Guarantee Description	Issue Date	Expiration Date	Obligation	Amount
CMS Energy, including Consumers
Indemnity obligations from stock and asset sale agreements[1]	Various	Indefinite	$153	$7
Guarantees[2]	Various	Indefinite	48	-
Consumers
Guarantee[2]	July 2011	Indefinite	$30	$-

1                   These obligations arose from stock and asset sale agreements under which CMS Energy or a subsidiary of CMS Energy indemnified the purchaser for losses resulting from various matters, primarily claims related to taxes. CMS Energy believes the likelihood of material loss to be remote for the indemnity obligations not recorded as liabilities.

2                   At Consumers, this obligation comprises a guarantee provided to the U.S. Department of Energy in connection with a settlement agreement regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers. At CMS Energy, the guarantee obligations comprise Consumers’ guarantee to the U.S. Department of Energy and CMS Energy’s 1994 guarantee of non-recourse revenue bonds issued by Genesee. For additional details on this guarantee, see Note 20, Variable Interest Entities.

Additionally, in the normal course of business, CMS Energy, Consumers, and certain other subsidiaries of CMS Energy have entered into various agreements containing tax and other indemnity provisions for which they are unable to estimate the maximum potential obligation. The carrying value of these indemnity obligations is $1 million. CMS Energy and Consumers consider the likelihood that they would be required to perform or incur substantial losses related to these indemnities to be remote.

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

In December 2015 and June 2016, Consumers and the Michigan Department of Treasury reached settlements under which the Michigan Department of Treasury agreed to refund to Consumers $60 million of use tax that Consumers paid on its electric distribution equipment and its natural gas system from 1997 through 2015. This amount comprised a $42 million refund of taxes paid, a $12 million refund of interest paid, and $6 million of interest owed to Consumers.

In December 2015, Consumers recognized the 2015 settlement, which totaled $37 million, in its consolidated financial statements. Accordingly, Consumers recorded a $12 million reduction in other interest expense, $6 million in interest income, and a $19 million reduction in plant, property, and equipment for the portion of the taxes paid that had originally been capitalized as a cost of equipment. Consumers also recorded an additional $5 million reduction in general taxes for the elimination of a loss contingency previously recorded for this matter.

In June 2016, Consumers received $13 million of the total settlement amount and recorded a note receivable for the remainder, of which $30 million will be received in 2017 and $17 million in 2018. Also in June 2016, Consumers recorded a $4 million reduction in maintenance and other operating expenses, and the remainder of the settlement amount as a reduction in plant, property, and equipment for the portion of the taxes paid that had originally been capitalized as a cost of equipment.

Concurrently with the June 2016 sales and use tax settlement, CMS Energy reached agreement with the Michigan Department of Treasury on two other tax matters that were under dispute relating to Michigan Corporate Income Tax and Michigan Single Business Tax. As a result, CMS Energy recognized a $3 million reduction in income tax expense and a $3 million reduction in general taxes.

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

Contractual Commitments

Purchase Obligations: Purchase obligations arise from long-term contracts for the purchase of commodities and related services, and construction and service agreements. The commodities and related services include long-term PPAs, natural gas and associated transportation, and coal and associated transportation. Related-party PPAs are between Consumers and certain affiliates of CMS Enterprises. Presented in the following table are CMS Energy’s and Consumers’ contractual purchase obligations at December 31, 2016 for each of the periods shown:

						In Millions
	Payments Due
	Total	2017	2018	2019	2020	2021	Beyond 2021
CMS Energy, including Consumers
Total PPAs	$9,356	$1,008	$1,031	$1,021	$1,051	$1,044	$4,201
Other	1,922	931	376	187	132	32	264
Consumers
PPAs
MCV PPA	$3,010	$326	$331	$330	$344	$325	$1,354
Palisades PPA	1,994	354	365	376	388	398	113
Related-party PPAs	899	81	82	86	88	88	474
Other PPAs	3,453	247	253	229	231	233	2,260
Total PPAs	$9,356	$1,008	$1,031	$1,021	$1,051	$1,044	$4,201
Other	1,651	895	347	157	102	19	131

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

•                 a $5 million annual contribution by the MCV Partnership to a renewable resources program

•                 an option for Consumers to extend the MCV PPA for five years or purchase the MCV Facility at the conclusion of the MCV PPA’s term in March 2025

Capacity and energy charges under the MCV PPA were $305 million in 2016, $282 million in 2015, and $300 million in 2014.

Palisades PPA: Consumers has a PPA expiring in 2022 with Entergy to purchase virtually all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. For all delivered energy, the Palisades PPA has escalating capacity and variable energy charges. Total capacity and energy charges under the Palisades PPA were $363 million in 2016, $352 million in 2015, and $302 million in 2014. In December 2016, Consumers and Entergy reached an agreement to terminate the PPA in May 2018, subject to timely receipt of certain MPSC approvals. The payments due reflect the original terms of the PPA. For further details about Palisades, see Note 10, Leases and Palisades Financing.

Other PPAs: Consumers has PPAs expiring through 2036 with various counterparties. The majority of the PPAs have capacity and energy charges for delivered energy. Capacity and energy charges under these PPAs were $348 million in 2016, $347 million in 2015, and $354 million in 2014.

5:                    FINANCINGS AND CAPITALIZATION

Presented in the following table is CMS Energy’s long-term debt at December 31:

					In Millions
	Interest Rate (%)		Maturity	2016	2015
CMS Energy, including Consumers
CMS Energy, parent only
Senior notes	6.550		2017	$-	$250
	5.050		2018	-	250
	8.750		2019	300	300
	6.250		2020	300	300
	5.050		2022	300	300
	3.875		2024	250	250
	3.600		2025	250	250
	3.000		2026	300	-
	2.950		2027	275	-
	4.700		2043	250	250
	4.875		2044	300	300
Total senior notes				$2,525	$2,450
Term loan facility	variable	[1]	2018	180	180
EnerBank
Certificates of deposit	1.505	[2]	2017-2026	1,198	1,098
Consumers				5,661	5,409
Total principal amount outstanding				$9,564	$9,137
Current amounts				(864)	(684)
Net unamortized discounts				(15)	(12)
Unamortized issuance costs				(45)	(41)
Total long-term debt				$8,640	$8,400

1                   Outstanding borrowings bear interest at an annual interest rate of LIBOR plus 0.85 percent (1.61 percent at December 31, 2016).

2                   The weighted-average interest rate for EnerBank’s certificates of deposit was 1.51 percent at December 31, 2016 and 1.36 percent at December 31, 2015. EnerBank’s primary deposit product consists of brokered certificates of deposit with varying maturities and having a face value of $1,000.

Presented in the following table is Consumers’ long-term debt at December 31:

						In Millions
	Interest Rate (%)		Maturity		2016	2015
Consumers
First mortgage bonds[1]	5.500		2016		$-	$173
	5.150		2017		250	250
	3.210		2017		100	100
	5.650		2018		250	250
	6.125		2019		350	350
	6.700		2019		500	500
	5.650		2020		300	300
	3.770		2020		100	100
	5.300		2022		250	250
	2.850		2022		375	375
	3.375		2023		325	325
	3.190		2024		52	52
	3.125		2024		250	250
	3.390		2027		35	35
	5.800		2035		175	175
	6.170		2040		50	50
	4.970		2040		50	50
	4.310		2042		263	263
	3.950		2043		425	425
	4.100		2045		250	250
	3.250		2046		450	-
	4.350		2064		250	250
Total first mortgage bonds					$5,050	$4,773
Securitization bonds	2.790	[2]	2020-2029	[3]	328	353
Senior notes	6.875		2018		180	180
Tax-exempt pollution control revenue bonds	various		2018-2035		103	103
Total principal amount outstanding					$5,661	$5,409
Current amounts					(375)	(198)
Net unamortized discounts					(8)	(5)
Unamortized issuance costs					(25)	(23)
Total long-term debt					$5,253	$5,183

1                   The weighted-average interest rate for Consumers’ first mortgage bonds was 4.57 percent at December 31, 2016 and 4.73 percent at December 31, 2015.

2                   The weighted-average interest rate for Consumers’ securitization bonds issued through its subsidiary Consumers 2014 Securitization Funding was 2.79 percent at December 31, 2016 and 2.69 percent at December 31, 2015.

3                   Principal and interest payments are made semiannually.

Financings: Presented in the following table is a summary of major long-term debt transactions during the year ended December 31, 2016:

	Principal		Issue/Retirement
	(In Millions)	Interest Rate	Date	Maturity Date
Debt issuances
CMS Energy, parent only
Senior notes	$300	3.000%	May 2016	May 2026
Senior notes	275	2.950	November 2016	February 2027
Total CMS Energy, parent only	$575
Consumers
First mortgage bonds	$450	3.250%	August 2016	August 2046
Total Consumers	$450
Total CMS Energy	$1,025
Debt retirements
CMS Energy, parent only
Senior notes	$250	6.550%	December 2016	July 2017
Senior notes	250	5.050	December 2016	February 2018
Total CMS Energy, parent only	$500
Consumers
First mortgage bonds	$173	5.500%	August 2016	August 2016
Total Consumers	$173
Total CMS Energy	$673

First Mortgage Bonds: Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers’ ability to issue first mortgage bonds is restricted by certain provisions in the First Mortgage Bond Indenture and the need for regulatory approvals under federal law. Restrictive issuance provisions in the First Mortgage Bond Indenture include achieving a two-times interest coverage ratio and having sufficient unfunded net property additions.

Term Loan: In April 2016, the maturity date of CMS Energy’s $180 million term loan was extended by one year, through April 2018.

Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. In June 2016, Consumers received authorization from FERC to have outstanding, at any one time, up to $800 million of secured and unsecured short-term securities for general corporate purposes. At December 31, 2016, Consumers had entered into short-term borrowing programs allowing it to issue up to $800 million in short-term securities; $398 million of securities were outstanding under these programs. FERC has also authorized Consumers to issue and sell up to $1.8 billion of secured and unsecured long-term securities for general corporate purposes. The remaining availability was $1.3 billion at December 31, 2016. The authorizations were effective July 1, 2016 and terminate June 30, 2018. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements.

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

Debt Maturities: At December 31, 2016, the aggregate annual contractual maturities for long-term debt for the next five years were:

					In Millions
	2017	2018	2019	2020	2021
CMS Energy, including Consumers
Long-term debt	$864	$975	$1,326	$850	$103
Consumers
Long-term debt	$375	$523	$876	$426	$27

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at December 31, 2016:

				In Millions
	Amount of	Amount	Letters of Credit	Amount
Expiration Date	Facility	Borrowed	Outstanding	Available
CMS Energy, parent only
May 27, 2021[1,3]	$550	$-	$1	$549
Consumers
May 27, 2021[1,4]	$650	$-	$7	$643
November 23, 2018[2,4]	250	-	-	250
May 9, 2018[4]	30	-	30	-

1                   In May 2016, the expiration date of this revolving credit agreement was extended from 2020 to 2021.

2                   In November 2016, the expiration date of this revolving credit agreement was extended from 2017 to 2018.

3                   During the year ended December 31, 2016, CMS Energy’s average borrowings totaled $3 million with a weighted-average interest rate of 1.68 percent. Obligations under this facility are secured by Consumers common stock.

4                   Obligations under this facility are secured by first mortgage bonds of Consumers.

Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ $650 million revolving credit facility and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the revolver’s available capacity, Consumers does not intend to issue commercial paper in an amount exceeding the available revolver capacity. At December 31, 2016, $398 million of commercial paper notes with a weighted-average annual interest rate of 1.14 percent were outstanding under this program and are recorded as current notes payable on the consolidated balance sheets of CMS Energy and Consumers.

Dividend Restrictions: At December 31, 2016, payment of dividends by CMS Energy on its common stock was limited to $4.3 billion under provisions of the Michigan Business Corporation Act of 1972.

Under the provisions of its articles of incorporation, at December 31, 2016, Consumers had $1.0 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that under a variety of circumstances dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.

For the year ended December 31, 2016, Consumers paid $499 million in dividends on its common stock to CMS Energy.

Capitalization: The authorized capital stock of CMS Energy consists of:

•                 350 million shares of CMS Energy Common Stock, par value $0.01 per share

•                 10 million shares of CMS Energy Preferred Stock, par value $0.01 per share

Issuance of Common Stock: In April 2015, CMS Energy entered into an updated continuous equity offering program permitting it to sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million. Presented in the following table are the transactions that CMS Energy entered into under the program:

	Number of	Average	Proceeds
	Shares Issued	Price per Share	(In Millions)
2015	888,610	$33.76	$30
2016	1,449,171	41.40	60
Total	2,337,781	$38.50	$90

Preferred Stock of Subsidiary: Presented in the following table are details about Consumers’ preferred stock outstanding:

		Optional	Number of	Balance
		Redemption	Shares	Outstanding
	Series	Price	Outstanding	(In Millions)
December 31				2016	2015
Cumulative, $100 par value, authorized 7,500,000 shares, with no mandatory redemption	$4.50	$110.00	373,148	$37	$37

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

				In Millions
	CMS Energy, including Consumers		Consumers
December 31	2016	2015	2016	2015
Assets[1]
Cash equivalents	$44	$158	$-	$-
Restricted cash equivalents	19	19	19	19
CMS Energy common stock	-	-	33	29
Nonqualified deferred compensation plan assets	12	10	8	7
DB SERP
Cash equivalents	3	2	2	2
Mutual funds	141	146	102	104
Derivative instruments
Commodity contracts	1	1	1	1
Total	$220	$336	$165	$162
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$12	$10	$8	$7
Total	$12	$10	$8	$7

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

Nonqualified Deferred Compensation Plan Assets and Liabilities: The nonqualified deferred compensation plan assets consist of mutual funds, which are valued using the daily quoted NAVs. CMS Energy and Consumers value their nonqualified deferred compensation plan liabilities based on the fair values of the plan assets, as they reflect what is owed to the plan participants in accordance with their investment elections. CMS Energy and Consumers report the assets in other non-current assets and the liabilities in other non-current liabilities on their consolidated balance sheets.

DB SERP Assets: The DB SERP cash equivalents consist of a money market fund with daily liquidity. The DB SERP invests in mutual funds that hold primarily fixed-income instruments of varying maturities. In order to meet their investment objectives, the funds hold investment-grade debt securities, and may invest a portion of their assets in high-yield securities, foreign debt, and derivative instruments. CMS Energy and Consumers value these funds using the daily quoted NAVs. CMS Energy and Consumers report their DB SERP assets in other non-current assets on their consolidated balance sheets. For additional details about DB SERP securities, see Note 7, Financial Instruments.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Level 3 Inputs

Presented in the following table are reconciliations of changes in the fair values of Level 3 assets and liabilities at CMS Energy and Consumers:

In Millions
Years Ended December 31	2016	2015	2014
CMS Energy, including Consumers
Balance at beginning of period	$1	$1	$4
Total gains (losses) included in earnings[1]	1	(1)	-
Total gains (losses) offset through regulatory accounting	(2)	2	(15)
Purchases	2	1	(1)
Settlements	(1)	(2)	13
Balance at end of period	$1	$1	$1
Consumers
Balance at beginning of period	$1	$1	$4
Total gains included in earnings[1]	1	-	-
Total gains (losses) offset through regulatory accounting	(2)	2	(15)
Purchases	2	-	(1)
Settlements	(1)	(2)	13
Balance at end of period	$1	$1	$1

1                   CMS Energy and Consumers record realized gains and losses for Level 3 recurring fair value measurements in earnings as a component of maintenance and other operating expenses or purchased and interchange power on their consolidated statements of income.

7:                    FINANCIAL INSTRUMENTS

Presented in the following table are the carrying amounts and fair values, by level within the fair value hierarchy, of CMS Energy’s and Consumers’ financial instruments that are not recorded at fair value. The table excludes cash, cash equivalents, short-term financial instruments, and trade accounts receivable and payable whose carrying amounts approximate their fair values. For information about assets and liabilities recorded at fair value and for additional details regarding the fair value hierarchy, see Note 6, Fair Value Measurements.

In Millions
	December 31, 2016					December 31, 2015
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$22	$22	$-	$-	$22	$-	$-	$-	$-	$-
Notes receivable[2]	1,326	1,415	-	-	1,415	1,161	1,228	-	-	1,228
Securities held to maturity	13	13	-	13	-	11	11	-	11	-
Liabilities
Long-term debt[3]	9,504	9,953	-	8,990	963	9,084	9,599	-	8,648	951
Long-term payables[4]	17	17	-	-	17	14	14	-	-	14
Consumers
Assets
Long-term receivables[1]	$22	$22	$-	$-	$22	$-	$-	$-	$-	$-
Notes receivable[5]	45	45	-	-	45	-	-	-	-	-
Liabilities
Long-term debt[6]	5,628	5,903	-	4,940	963	5,381	5,684	-	4,733	951

1                   Includes current accounts receivable of $12 million at December 31, 2016.

2                   Includes current portion of notes receivable of $219 million at December 31, 2016 and $144 million at December 31, 2015.

3                   Includes current portion of long-term debt of $864 million at December 31, 2016 and $684 million at December 31, 2015.

4                   Includes current portion of long-term payables of $1 million at December 31, 2016 and 2015.

5                   Includes current portion of notes receivable of $29 million at December 31, 2016.

6                   Includes current portion of long-term debt of $375 million at December 31, 2016 and $198 million at December 31, 2015.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At December 31, 2016 and 2015, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

						In Millions
	December 31, 2016				December 31, 2015
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$141	$-	$-	$141	$152	$-	$6	$146
Held to maturity
Debt securities	13	-	-	13	11	-	-	11
Consumers
Available for sale
DB SERP
Mutual funds	$102	$-	$-	$102	$108	$-	$4	$104
CMS Energy common stock	4	29	-	33	4	25	-	29

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities. Debt securities classified as held to maturity consist primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.

CMS Energy and Consumers determined that the unrealized losses on the mutual funds in the DB SERP were other than temporary at December 31, 2016. Accordingly, CMS Energy reclassified unrealized losses of $5 million ($3 million, net of tax) from AOCI to other expense on the consolidated statements of income and established a new cost basis of $141 million for these investments, which was equal to fair value at December 31, 2016. Consumers reclassified net unrealized losses of $4 million ($2 million, net of tax) from AOCI to other expense on the consolidated statements of income and established a new cost basis of $102 million for these investments, which was equal to fair value at December 31, 2016.

Presented in the following table is a summary of the sales activity for CMS Energy’s and Consumers’ investment securities:

			In Millions
Years Ended December 31	2016	2015	2014
CMS Energy, including Consumers
Proceeds from sales of investment securities	$6	$3	$8
Consumers
Proceeds from sales of investment securities	$4	$2	$6

The sales proceeds for all periods represent sales of investments that were held within the DB SERP and classified as available for sale. Realized gains and losses on the sales were insignificant for CMS Energy and Consumers during each period.

Consumers recognized a gain of $9 million in 2015 from transferring shares of CMS Energy common stock to a related charitable foundation. The gains reflected the excess of fair value over cost of the stock donated and were recorded in other income on Consumers’ consolidated statements of income. The gains were eliminated on CMS Energy’s consolidated statements of income. Consumers did not transfer shares in 2016 or 2014.

8:                    NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

		In Millions
December 31	2016	2015
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$151	$128
EnerBank notes receivable held for sale	39	16
State of Michigan tax settlement	29	-
Non-current
EnerBank notes receivable	1,088	1,017
State of Michigan tax settlement	19	-
Total notes receivable	$1,326	$1,161
Consumers
Current
State of Michigan tax settlement	$29	$-
Non-current
State of Michigan tax settlement	16	-
Total notes receivable	$45	$-

EnerBank notes receivable are unsecured consumer installment loans for financing home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses. At December 31, 2016, $39 million of notes receivable were classified as held for sale; the fair value of notes receivable held for sale exceeded their carrying value. These notes are expected to be sold in 2017.

Unearned income associated with loan fees was $84 million at December 31, 2016 and $82 million at December 31, 2015. Unearned income associated with loan fees for notes receivable held for sale was $8 million at December 31, 2016 and $3 million at December 31, 2015.

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

Presented in the following table are the changes in the allowance for loan losses:

		In Millions
Years Ended December 31	2016	2015
Balance at beginning of period	$9	$8
Charge-offs	(14)	(8)
Recoveries	2	1
Provision for loan losses	19	8
Balance at end of period	$16	$9

Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent consumer loans was $11 million at December 31, 2016 and $8 million at December 31, 2015.

At December 31, 2016 and 2015, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

9:                    PLANT, PROPERTY, AND EQUIPMENT

Presented in the following table are details of CMS Energy’s and Consumers’ plant, property, and equipment:

					In Millions
December 31	Estimated Depreciable Life in Years			2016	2015
CMS Energy, including Consumers
Plant, property, and equipment, gross
Consumers	5	-	125	$20,838	$18,797
Enterprises
Independent power production	3	-	30	141	95
Other	3	-	40	16	25
Other	1	-	7	15	26
Plant, property, and equipment, gross				$21,010	$18,943
Construction work in progress				761	1,509
Less accumulated depreciation and amortization				(6,056)	(5,747)
Total plant, property, and equipment[1]				$15,715	$14,705
Consumers
Plant, property, and equipment, gross
Electric
Generation	22	-	125	$5,900	$4,925
Distribution	20	-	75	7,149	6,809
Transmission	46	-	75	59	-
Other	5	-	50	1,137	1,039
Assets under capital leases and financing obligation				295	286
Gas
Distribution	28	-	80	3,806	3,497
Transmission	17	-	75	1,124	981
Underground storage facilities[2]	29	-	65	630	601
Other	5	-	50	708	630
Capital leases				15	14
Other non-utility property	8	-	51	15	15
Plant, property, and equipment, gross				$20,838	$18,797
Construction work in progress				759	1,467
Less accumulated depreciation and amortization				(5,994)	(5,676)
Total plant, property, and equipment[1]				$15,603	$14,588

1                   For the year ended December 31, 2016, Consumers’ plant additions were $2.3 billion and plant retirements were $285 million. For the year ended December 31, 2015, Consumers’ plant additions were $1.4 billion and plant retirements were $187 million.

2                   Underground storage includes base natural gas of $26 million at December 31, 2016 and 2015. Base natural gas is not subject to depreciation.

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

Years Ended December 31	2016	2015	2014
AFUDC capitalization rate	7.0%	7.1%	7.2%

Electric Transmission: In October 2015, Consumers became registered under NERC standards as a transmission owner, transmission planner, and transmission operator. Consumers had previously received approval from the MPSC in 2014 and from FERC in 2015 to reclassify $34 million of net plant assets from distribution to transmission. In March 2016, Consumers received FERC approval to begin collecting transmission revenues under MISO’s transmission tariff effective April 2016. Consumers completed the reclassification of plant assets from distribution to transmission in April 2016.

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

Assets Under Capital Leases and Financing Obligation: Presented in the following table are further details about changes in Consumers’ assets under capital leases and financing obligation:

		In Millions
Years Ended December 31	2016	2015
Consumers
Balance at beginning of period	$300	$295
Additions	13	17
Net retirements and other adjustments	(3)	(12)
Balance at end of period	$310	$300

Assets under capital leases and financing obligation are presented as gross amounts. Accumulated amortization of assets under capital leases and financing obligation was $172 million at December 31, 2016 and $152 million at December 31, 2015 for Consumers.

Depreciation and Amortization: Presented in the following table are further details about CMS Energy’s and Consumers’ accumulated depreciation and amortization:

		In Millions
December 31	2016	2015
CMS Energy, including Consumers
Utility plant assets	$5,993	$5,674
Non-utility plant assets	63	73
Consumers
Utility plant assets	$5,993	$5,674
Non-utility plant assets	1	2

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

Years Ended December 31	2016	2015	2014
Electric utility property	3.9%	3.5%	3.5%
Gas utility property	2.9	2.8	2.8
Other property	9.8	8.7	7.7

CMS Energy and Consumers record property repairs and minor property replacement as maintenance expense. CMS Energy and Consumers record planned major maintenance activities as operating expense unless the cost represents the acquisition of additional long-lived assets or the replacement of an existing long-lived asset.

Presented in the following table are the components of CMS Energy’s and Consumers’ depreciation and amortization expense:

			In Millions
Years Ended December 31	2016	2015	2014
CMS Energy, including Consumers
Depreciation expense — plant, property, and equipment	$687	$591	$551
Amortization expense
Software	96	70	50
Other intangible assets	3	4	4
Securitized regulatory assets	25	83	75
Other regulatory assets	-	2	5
Total depreciation and amortization expense	$811	$750	$685
Consumers
Depreciation expense — plant, property, and equipment	$680	$586	$546
Amortization expense
Software	95	69	49
Other intangible assets	3	4	3
Securitized regulatory assets	25	83	75
Other regulatory assets	-	2	5
Total depreciation and amortization expense	$803	$744	$678

Presented in the following table is CMS Energy’s and Consumers’ estimated amortization expense on intangible assets for each of the next five years:

					In Millions
	2017	2018	2019	2020	2021
CMS Energy, including Consumers
Intangible asset amortization expense	$115	$120	$112	$95	$77
Consumers
Intangible assets amortization expense	$114	$119	$111	$94	$77

Intangible Assets: Included in net plant, property, and equipment are intangible assets. Presented in the following table are details about CMS Energy’s and Consumers’ intangible assets:

								In Millions
					December 31, 2016		December 31, 2015
Description	Amortization Life in Years				Gross Cost[1]	Accumulated Amortization	Gross Cost[1]	Accumulated Amortization
CMS Energy, including Consumers
Software development	1	-	15		$853	$367	$734	$294
Rights of way	50	-	75		155	48	153	46
Franchises and consents	5	-	30		15	8	15	8
Leasehold improvements	various			[2]	7	6	7	5
Other intangibles	various				22	15	21	15
Total					$1,052	$444	$930	$368
Consumers
Software development	3	-	15		$845	$363	$729	$291
Rights of way	50	-	75		155	48	153	46
Franchises and consents	5	-	30		15	8	15	8
Leasehold improvements	various			[2]	7	6	7	5
Other intangibles	various				21	15	21	15
Total					$1,043	$440	$925	$365

1                   For the year ended December 31, 2016, Consumers’ intangible asset additions were $141 million and intangible asset retirements were $23 million. For the year ended December 31, 2015, Consumers’ intangible asset additions were $140 million and there were no retirements.

2                   Leasehold improvements are amortized over the life of the lease, which may change whenever the lease is renewed or extended.

Jointly Owned Regulated Utility Facilities

Presented in the following table are Consumers’ investments in jointly owned regulated utility facilities at December 31, 2016:

	In Millions, Except Ownership Share
	J.H. Campbell Unit 3	Ludington	Distribution
Ownership share	93.3%	51.0%	various
Utility plant in service	$1,648	$291	$206
Accumulated depreciation	(529)	(150)	(63)
Construction work in progress	13	157	7
Net investment	$1,132	$298	$150

Consumers includes its share of the direct expenses of the jointly owned plants in operating expenses. Consumers shares operation, maintenance, and other expenses of these jointly owned utility facilities in proportion to each participant’s undivided ownership interest. Consumers is required to provide only its share of financing for the jointly owned utility facilities.

10:          LEASES AND PALISADES FINANCING

CMS Energy and Consumers lease various assets, including railcars, service vehicles, gas pipeline capacity, and buildings. In addition, CMS Energy and Consumers account for a number of their PPAs as capital and operating leases.

Operating leases for coal-carrying railcars have original lease terms ranging from one to 15 years, expiring without extension provisions over the next seven years and with extension provisions over the next ten years. These leases contain fair market value extension and buyout provisions. Capital leases for Consumers’ vehicle fleet operations have a maximum term of 120 months with some having end-of-lease rental adjustment clauses based on the proceeds received from the sale or disposition of the vehicles, and others having fixed-percentage purchase options.

Consumers has capital leases for gas transportation pipelines to the D.E. Karn generating complex and Zeeland. The capital lease for the gas transportation pipeline into the D.E. Karn generating complex has a term of 15 years with a provision to extend the contract from month to month. The remaining term of the contract was five years at December 31, 2016. The capital lease for the gas transportation pipeline to Zeeland has a term of five years with a renewal provision of an additional five years at the end of the contract. The remaining term of the contract was one year at December 31, 2016. The remaining terms of Consumers’ long-term PPAs accounted for as leases range between one and 16 years. Most of these PPAs contain provisions at the end of the initial contract terms to renew the agreements annually.

Presented in the following table are Consumers’ minimum lease expense and contingent rental expense. For each of the years ended December 31, 2016, 2015, and 2014, all of CMS Energy’s minimum lease expense and contingent rental expense were attributable to Consumers.

			In Millions
Years Ended December 31	2016	2015	2014
Consumers
Minimum operating lease expense
PPAs	$6	$6	$6
Other agreements	14	19	19
Contingent rental expense[1]	82	82	85

1                   Contingent rental expense is related to capital and operating lease PPAs and is based on delivery of energy and capacity in excess of minimum lease payments.

Consumers is authorized by the MPSC to record operating lease payments as operating expense and recover the total cost from customers.

Presented in the following table are the minimum annual rental commitments under Consumers’ non-cancelable leases at December 31, 2016. All of CMS Energy’s non-cancelable leases at December 31, 2016 were attributable to Consumers.

			In Millions
	Capital Leases	Palisades Financing	Operating Leases
Consumers
2017	$15	$17	$20
2018	14	16	16
2019	14	15	10
2020	12	14	10
2021	11	14	10
2022 and thereafter	25	3	15
Total minimum lease payments	$91	$79	$81
Less imputed interest	28	10
Present value of net minimum lease payments	$63	$69
Less current portion	9	13
Non-current portion	$54	$56

Palisades Financing

In 2007, Consumers sold Palisades to Entergy and entered into a 15-year PPA to purchase virtually all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. Consumers accounted for this transaction as a financing because of its continuing involvement with Palisades through security provided to Entergy for the PPA obligation and other arrangements. Palisades has therefore remained on Consumers’ consolidated balance sheets and Consumers has continued to depreciate it. At the time of the sale, Consumers recorded the sales proceeds as a financing obligation, and has subsequently recorded a portion of the payments under the PPA as interest expense and as a reduction of the financing obligation. Total amortization and interest charges under the financing were $17 million for the year ended December 31, 2016, $18 million for the year ended December 31, 2015, and $19 million for the year ended December 31, 2014. At December 31, 2016, the Palisades asset and financing obligation both had a balance of $69 million.

The prices that Consumers pays under the PPA, and which it recovers from its electric customers through the PSCR, are presently higher than the cost to purchase electricity from the market. In December 2016, Consumers and Entergy reached an agreement to terminate the PPA in May 2018. In exchange for early termination, Consumers agreed to pay Entergy $172 million on the termination date.

The agreement is contingent upon Consumers’ receipt of an MPSC order authorizing it to recover the termination payment from its electric customers. Consumers has indicated to the MPSC that it plans to request authorization to recover the termination payment through securitization. In an order issued in January 2017, the MPSC indicated that it will make a final determination on the securitization filing by September 2017, after full evaluation of the prudency of the termination payment and of how the termination will impact Michigan’s electric reliability and resource adequacy. If the MPSC does not approve Consumers’ request by September 30, 2017, the agreement will be null and void (unless otherwise extended) and the PPA will continue until April 2022 under its original terms. The amounts shown in the table above reflect the original terms of the PPA.

Because Consumers accounted for its sale of Palisades to Entergy as a financing transaction, the early termination of the PPA represents a substantial modification of the terms of an existing debt instrument, and Consumers will therefore account for the termination agreement as an extinguishment of debt. Accordingly, in the period in which the termination agreement becomes effective, Consumers will remove from its consolidated balance sheets the existing financing obligation and will record a new financing obligation and a regulatory asset. Consumers will amortize the new financing obligation and will continue to depreciate the Palisades asset until the date of the PPA termination in May 2018 (assuming such termination occurs), when it will recognize the sale of Palisades.

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

Presented below are the categories of assets that CMS Energy and Consumers have legal obligations to remove at the end of their useful lives and for which they have an ARO liability recorded:

Company and ARO Description	In-Service Date	Long-Lived Assets
CMS Energy, including Consumers
Closure of gas treating plant and gas wells	Various	Gas transmission and storage
Closure of coal ash disposal areas	Various	Generating plants coal ash areas
Gas distribution cut, purge, and cap	Various	Gas distribution mains and services
Asbestos abatement	1973	Electric and gas utility plant
Closure of renewable generation assets	2012, 2014, 2016	Wind and solar generation facilities
Consumers
Closure of coal ash disposal areas	Various	Generating plants coal ash areas
Gas distribution cut, purge, and cap	Various	Gas distribution mains and services
Asbestos abatement	1973	Electric and gas utility plant
Closure of renewable generation assets	2012, 2014, 2016	Wind and solar generation facilities

No assets have been restricted for purposes of settling AROs.

Presented in the following tables are the changes in CMS Energy’s and Consumers’ ARO liabilities:

						In Millions
	ARO					ARO
	Liability				Cash flow	Liability
Company and ARO Description	12/31/2015	Incurred	Settled	Accretion	Revisions	12/31/2016
CMS Energy, including Consumers
Consumers	$438	$3	$(18)	$23	$-	$446
Gas treating plant and gas wells	1	-	-	-	-	1
Total CMS Energy	$439	$3	$(18)	$23	$-	$447
Consumers
Coal ash disposal areas	$200	$-	$(8)	$9	$-	$201
Gas distribution cut, purge, and cap	178	2	(9)	11	-	182
Asbestos abatement	54	-	(1)	3	-	56
Renewable generation assets	6	1	-	-	-	7
Total Consumers	$438	$3	$(18)	$23	$-	$446

						In Millions
	ARO					ARO
	Liability				Cash flow	Liability
Company and ARO Description	12/31/2014	Incurred	Settled	Accretion	Revisions	12/31/2015
CMS Energy, including Consumers
Consumers	$339	$11	$(6)	$20	$74	$438
Gas treating plant and gas wells	1	-	-	-	-	1
Total CMS Energy	$340	$11	$(6)	$20	$74	$439
Consumers
Coal ash disposal areas	$120	$-	$-	$6	$74	$200
Gas distribution cut, purge, and cap	162	11	(6)	11	-	178
Asbestos abatement	51	-	-	3	-	54
Renewable generation assets	6	-	-	-	-	6
Total Consumers	$339	$11	$(6)	$20	$74	$438

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

•                 a non-contributory, qualified DCCP for employees hired on or after September 1, 2005

•                 benefits to certain management employees under a non-contributory, nonqualified DB SERP (closed to new participants as of March 31, 2006)

•                 a non-contributory, nonqualified DC SERP for certain management employees hired or promoted on or after April 1, 2006

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

DCCP and Cash Balance Pension Plan: CMS Energy and Consumers provide an employer contribution to the DCCP 401(k) plan for employees hired on or after September 1, 2005. The contribution ranges from five to seven percent of base pay, depending on years of service. Employees are not required to contribute in order to receive the plan’s employer contribution.

Participants in the Cash Balance Pension Plan, effective July 1, 2003 to August 31, 2005, also participate in the DCCP as of September 1, 2005. Additional pay credits under the Cash Balance Pension Plan were discontinued as of September 1, 2005. DCCP expense for CMS Energy, including Consumers, was $20 million for the year ended December 31, 2016, $16 million for the year ended December 31, 2015, and $13 million for the year ended December 31, 2014. DCCP expense for Consumers was $19 million for the year ended December 31, 2016, $16 million for the year ended December 31, 2015, and $13 million for the year ended December 31, 2014.

DB SERP: The DB SERP is a nonqualified plan as defined by the Internal Revenue Code. DB SERP benefits are paid from a rabbi trust established in 1988. DB SERP rabbi trust earnings are taxable. Presented in the following table are the fair values of trust assets, ABO, and contributions for CMS Energy’s and Consumers’ DB SERP:

		In Millions
Years Ended December 31	2016	2015
CMS Energy, including Consumers
Trust assets	$144	$148
ABO	143	140
Contributions	-	25
Consumers
Trust assets	$104	$106
ABO	101	97
Contributions	-	17

DC SERP: On April 1, 2006, CMS Energy and Consumers implemented a DC SERP and froze further new participation in the DB SERP. The DC SERP provides participants benefits ranging from 5 percent to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. CMS Energy’s and Consumers’ contributions to the plan, if any, are placed in a grantor trust. For CMS Energy and Consumers, trust assets were $3 million and $2 million at December 31, 2016 and 2015. DC SERP assets are included in other non-current assets on CMS Energy’s and Consumers’ consolidated balance sheets. CMS Energy’s and Consumers’ DC SERP expense was less than $1 million for each of the years ended December 31, 2016, 2015, and 2014.

401(k) Plan: The 401(k) plan employer match equals 100 percent of eligible contributions up to the first three percent of an employee’s wages and 50 percent of eligible contributions up to the next two percent of an employee’s wages. The total 401(k) plan cost for CMS Energy, including Consumers, was $24 million for the year ended December 31, 2016, $19 million for the year ended December 31, 2015, and $18 million for the year ended December 31, 2014. The total 401(k) plan cost for Consumers was $23 million for the year ended December 31, 2016, $19 million for the year ended December 31, 2015, and $18 million for the year ended December 31, 2014.

OPEB Plan: Participants in the OPEB Plan include all regular full-time employees covered by the employee health care plan on the day before retirement from either CMS Energy or Consumers at age 55 or older with at least ten full years of applicable continuous service. Regular full-time employees who qualify for DB Pension Plan disability retirement or are disabled and covered by the DCCP and who have 15 years of applicable continuous service may also participate in the OPEB Plan. Retiree health care costs were based on the assumption that costs would increase 7.00 percent in 2017 and 7.25 percent in 2016 for those under 65 and would increase 7.75 percent in 2017 and 8.00 percent in 2016 for those over 65. The rate of increase was assumed to decline to 4.75 percent by 2027 and thereafter for all retirees.

The assumptions used in the health care cost-trend rate affect service, interest, and PBO costs. Presented in the following table are the effects of a one-percentage-point change in the health care cost-trend assumption:

		In Millions
	One Percentage	One Percentage
Year Ended December 31, 2016	Point Increase	Point Decrease
CMS Energy, including Consumers
Effect on total service and interest cost component	$13	$(10)
Effect on PBO	201	(163)
Consumers
Effect on total service and interest cost component	$13	$(10)
Effect on PBO	196	(159)

Assumptions: Presented in the following table are the weighted-average assumptions used in CMS Energy’s and Consumers’ retirement benefits plans to determine benefit obligations and net periodic benefit cost:

December 31	2016	2015	2014
CMS Energy, including Consumers
Weighted average for benefit obligations[1]
Discount rate[2,3]
DB Pension Plan	4.30%	4.52%	4.10%
DB SERP	4.16	4.43	4.10
OPEB Plan	4.49	4.70	4.30
Rate of compensation increase
DB Pension Plan	3.60	3.00	3.00
DB SERP	5.50	5.50	5.50
Weighted average for net periodic benefit cost[1]
Service cost discount rate[2,3]
DB Pension Plan	4.79	4.10	4.90
DB SERP	4.87	4.10	4.90
OPEB Plan	4.75	4.30	5.10
Interest cost discount rate[2,3]
DB Pension Plan	3.66	4.10	4.90
DB SERP	3.64	4.10	4.90
OPEB Plan	3.89	4.30	5.10
Expected long-term rate of return on plan assets[4]
DB Pension Plan	7.25	7.50	7.50
OPEB Plan	7.25	7.25	7.25
Rate of compensation increase
DB Pension Plan	3.00	3.00	3.00
DB SERP	5.50	5.50	5.50

1                   The mortality assumption for benefit obligations was based on the RP-2014 mortality table, with projection scales MP-2016 for 2016, MP-2015 for 2015, and MP-2014 for 2014. The mortality assumption for net periodic benefit cost for 2016 and 2015 was based on the RP-2014 mortality table, with projection scales MP-2015 for 2016 and MP-2014 for 2015, and for 2014 was based on the RP-2000 mortality table.

2                   The discount rate reflects the rate at which benefits could be effectively settled and is equal to the equivalent single rate resulting from a yield-curve analysis. This analysis incorporated the projected benefit payments specific to CMS Energy’s and Consumers’ DB Pension Plan and OPEB Plan and the yields on high-quality corporate bonds rated Aa or better.

3                   In January 2016, CMS Energy and Consumers changed the method they use to determine the discount rate used to calculate the service cost and interest cost components of net periodic benefit costs for the DB Pension and OPEB Plans. Historically, the discount rate used for this purpose represented a single weighted-average rate derived from the yield curve used to determine the benefit obligation. CMS Energy and Consumers have elected to use instead a full-yield-curve approach in the estimation of service cost and interest cost; this approach is more accurate in that it applies individual spot rates along the yield curve to future projected benefit payments based on the time of payment. This change represented a change in accounting estimate and did not impact years prior to 2016. As a result of changing to the full-yield-curve approach to determine the discount rate, for the year ended December 31, 2016, the service cost and interest cost components of net periodic benefit costs were reduced by $23 million for the DB Pension Plan and $12 million for the OPEB Plan for CMS Energy and by $22 million for the DB Pension Plan and $11 million for the OPEB Plan for Consumers.

4                   CMS Energy and Consumers determined the long-term rate of return using historical market returns, the present and expected future economic environment, the capital market principles of risk and return, and the expert opinions of individuals and firms with financial market knowledge. CMS Energy and Consumers considered the asset allocation of the portfolio in forecasting the future expected total return of the portfolio. The goal was to determine a long-term rate of return that could be incorporated into the planning of future cash flow requirements in conjunction with the change in the liability. Annually, CMS Energy and Consumers review for reasonableness and appropriateness the forecasted returns for various classes of assets used to construct an expected return model. CMS Energy’s and Consumers’ expected long-term rate of return on DB Pension Plan assets was 7.25 percent in 2016. The actual return (loss) on DB Pension Plan assets was 8.0 percent in 2016, (2.0) percent in 2015, and 7.4 percent in 2014.

Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

						In Millions
	DB Pension Plan and DB SERP			OPEB Plan
Years Ended December 31	2016	2015	2014	2016	2015	2014
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$42	$50	$42	$18	$25	$20
Interest cost	90	108	105	46	58	56
Expected return on plan assets	(147)	(138)	(135)	(85)	(91)	(88)
Amortization of:
Net loss	71	97	60	21	21	2
Prior service cost (credit)	4	1	1	(41)	(41)	(41)
Net periodic cost (credit)	$60	$118	$73	$(41)	$(28)	$(51)
Consumers
Net periodic cost (credit)
Service cost	$41	$49	$41	$17	$25	$20
Interest cost	87	103	100	45	56	54
Expected return on plan assets	(143)	(134)	(131)	(80)	(86)	(83)
Amortization of:
Net loss	68	93	59	22	22	3
Prior service cost (credit)	4	1	1	(40)	(40)	(40)
Net periodic cost (credit)	$57	$112	$70	$(36)	$(23)	$(46)

Presented in the following table are the estimated net loss and prior service cost (credit) that will be amortized into net periodic benefit cost in 2017 from or to the associated regulatory asset and AOCI:

		In Millions
	DB Pension Plan	OPEB Plan
CMS Energy, including Consumers
Regulatory asset	$82	$(2)
AOCI	2	(2)
Consumers
Regulatory asset	$82	$(2)

CMS Energy and Consumers amortize net gains and losses in excess of ten percent of the greater of the PBO or the MRV over the average remaining service period. The estimated period of amortization of gains and losses for CMS Energy and Consumers was ten years for the DB Pension Plan for the years ended December 31, 2016, 2015, and 2014 and for the OPEB Plan was 11 years for the year ended December 31, 2016 and 13 years for the years ended December 31, 2015 and 2014. Prior service cost (credit) amortization is established in the year in which the prior service cost (credit) first occurred, and is based on the same amortization period for all future years until the prior service cost (credit) is fully amortized. CMS Energy and Consumers had a new prior service credit for OPEB in 2015 and new prior service cost for the DB Pension Plan in 2015. The estimated period of amortization of these new prior service costs (credits) for CMS Energy and Consumers is ten years.

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

Reconciliations: Presented in the following table are reconciliations of the funded status of CMS Energy’s and Consumers’ retirement benefits plans with their retirement benefits plans’ liabilities:

						In Millions
	DB Pension Plan		DB SERP		OPEB Plan
Years Ended December 31	2016	2015	2016	2015	2016	2015
CMS Energy, including Consumers
Benefit obligation at beginning of period	$2,403	$2,547	$150	$156	$1,227	$1,378
Service cost	42	49	-	1	18	25
Interest cost	85	102	5	6	46	58
Plan amendments	-	13	-	-	-	(25)
Actuarial (gain) loss	196 [1]	(153)[1]	4	(5)	171 [1]	(152)[1]
Benefits paid	(164)	(155)	(8)	(8)	(54)	(57)
Benefit obligation at end of period	$2,562	$2,403	$151	$150	$1,408	$1,227
Plan assets at fair value at beginning of period	$2,013	$1,979	$-	$-	$1,208	$1,265
Actual return on plan assets	152	(36)	-	-	109	(29)
Company contribution	100	225	8	8	-	29
Actual benefits paid	(164)	(155)	(8)	(8)	(53)	(57)
Plan assets at fair value at end of period	$2,101	$2,013	$-	$-	$1,264	$1,208
Funded status	$(461)[2]	$(390)[2]	$(151)	$(150)	$(144)	$(19)
Consumers
Benefit obligation at beginning of period			$106	$111	$1,188	$1,336
Service cost			-	1	17	25
Interest cost			4	4	45	56
Plan amendments			-	-	-	(24)
Actuarial (gain) loss			4	(5)	167 [1]	(150)[1]
Benefits paid			(5)	(5)	(52)	(55)
Benefit obligation at end of period			$109	$106	$1,365	$1,188
Plan assets at fair value at beginning of period			$-	$-	$1,133	$1,186
Actual return on plan assets			-	-	103	(27)
Company contribution			5	5	-	29
Actual benefits paid			(5)	(5)	(52)	(55)
Plan assets at fair value at end of period			$-	$-	$1,184	$1,133
Funded status			$(109)	$(106)	$(181)	$(55)

1                   The actuarial loss for 2016 was primarily the result of claims, experience, and lowering the discount rates used in calculating the plans’ obligations. The actuarial gain for 2015 was primarily the result of increasing the discount rates used in calculating the plans’ obligations.

2                   At December 31, 2016, $441 million of the total funded status of the DB Pension Plan was attributable to Consumers, based on an allocation of expenses. At December 31, 2015, $368 million of the total funded status of the DB Pension Plan was attributable to Consumers, based on an allocation of expenses.

Presented in the following table is the classification of CMS Energy’s and Consumers’ retirement benefit plans’ liabilities:

		In Millions
December 31	2016	2015
CMS Energy, including Consumers
Current liabilities
DB SERP	$8	$8
Non-current liabilities
DB Pension Plan	461	390
DB SERP	143	142
OPEB Plan	144	19
Consumers
Current liabilities
DB SERP	$5	$5
Non-current liabilities
DB Pension Plan	441	368
DB SERP	104	101
OPEB Plan	181	55

Presented in the following table are the DB Pension Plan PBO, ABO, and fair value of plan assets:

		In Millions
December 31	2016	2015
CMS Energy, including Consumers
DB Pension Plan PBO	$2,562	$2,403
DB Pension Plan ABO	2,250	2,140
Fair value of DB Pension Plan assets	2,101	2,013

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost: Presented in the following table are the amounts recognized in regulatory assets and AOCI that have not been recognized as components of net periodic benefit cost. For additional details on regulatory assets and liabilities, see Note 3, Regulatory Matters.

				In Millions
	DB Pension Plan and DB SERP		OPEB Plan
Years Ended December 31	2016	2015	2016	2015
CMS Energy, including Consumers
Regulatory assets
Net loss	$1,062	$944	$483	$360
Prior service cost (credit)	15	19	(187)	(227)
Regulatory assets	$1,077	$963	$296	$133
AOCI
Net loss (gain)	93	86	(8)	(11)
Prior service cost (credit)	1	1	(6)	(8)
Total amounts recognized in regulatory assets and AOCI	$1,171	$1,050	$282	$114
Consumers
Regulatory assets
Net loss	$1,062	$944	$483	$360
Prior service cost (credit)	15	19	(187)	(227)
Regulatory assets	$1,077	$963	$296	$133
AOCI
Net loss	33	29	-	-
Total amounts recognized in regulatory assets and AOCI	$1,110	$992	$296	$133

Plan Assets: Presented in the following tables are the fair values of CMS Energy’s DB Pension Plan and OPEB Plan assets, by asset category and by level within the fair value hierarchy. For additional details regarding the fair value hierarchy, see Note 6, Fair Value Measurements.

						In Millions
	DB Pension Plan
	December 31, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Cash and short-term investments	$110	$110	$-	$215	$215	$-
U.S. government and agencies securities	1	-	1	19	-	19
Corporate debt	266	-	266	243	-	243
State and municipal bonds	9	-	9	8	-	8
Foreign corporate bonds	25	-	25	16	-	16
Mutual funds	571	571	-	538	538	-
	$982	$681	$301	$1,039	$753	$286
Pooled funds	1,119			974
Total	$2,101			$2,013

						In Millions
	OPEB Plan
	December 31, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Cash and short-term investments	$39	$39	$-	$51	$51	$-
U.S. government and agencies securities	-	-	-	3	-	3
Corporate debt	38	-	38	34	-	34
State and municipal bonds	1	-	1	1	-	1
Foreign corporate bonds	4	-	4	2	-	2
Common stocks	44	44	-	54	54	-
Mutual funds	563	563	-	456	456	-
	$689	$646	$43	$601	$561	$40
Pooled funds	575			607
Total	$1,264			$1,208

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

Pooled Funds: Pooled funds include both common and collective trust funds as well as special funds that contain only employee benefit plan assets from two or more unrelated benefit plans. Presented in the following table are the investment components of these funds:

	DB Pension Plan		OPEB Plan
December 31	2016	2015	2016	2015
U.S. equity securities	67%	62%	72%	58%
Foreign equity securities	16	18	13	13
U.S. fixed-income securities	9	11	8	22
Foreign fixed-income securities	4	6	4	5
Alternative investments	4	3	3	2
	100%	100%	100%	100%

Since these investments were valued at their NAV as a practical expedient, they are not classified in the fair value hierarchy.

Target Asset Allocations: CMS Energy’s target asset allocation for DB Pension Plan assets is 53 percent equity, 32 percent fixed income, and 15 percent alternative-strategy investments. This target asset allocation is expected to continue to maximize the long-term return on plan assets, while maintaining a prudent level of risk. The level of acceptable risk is a function of the liabilities of the plan. Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P MidCap and SmallCap Indexes and Foreign Equity Funds. Fixed-income investments are diversified across investment grade instruments of government and corporate issuers as well as high-yield and global bond funds. Alternative strategies are diversified across absolute return investment approaches and global tactical asset allocation. CMS Energy uses annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.

CMS Energy established union and non-union VEBA trusts to fund future retiree health and life insurance benefits. These trusts are funded through the ratemaking process for Consumers and through direct contributions from the non-utility subsidiaries. CMS Energy’s target asset allocation for the health trusts is 50 percent equity, 30 percent fixed income, and 20 percent alternative-strategy investments. CMS Energy’s target asset allocation for the life trusts is 42 percent equity, 28 percent fixed income, and 30 percent alternative-strategy investments. These target allocations are expected to continue to maximize the long-term return on plan assets, while maintaining a prudent level of risk. The level of acceptable risk is a function of the liabilities of the plans. Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P SmallCap Index and Foreign Equity Funds. Fixed-income investments are diversified across investment grade instruments of government and corporate issuers. Alternative strategies are diversified across absolute return investment approaches and global tactical asset allocation. CMS Energy uses annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.

Contributions: Presented in the following table are the contributions to CMS Energy’s and Consumers’ OPEB Plan and DB Pension Plan:

		In Millions
Years Ended December 31	2016	2015
CMS Energy, including Consumers
OPEB Plan	$-	$29
DB Pension Plan	100	225
Consumers
OPEB Plan	$-	$29
DB Pension Plan	93	209

Contributions comprise required amounts and discretionary contributions. Neither CMS Energy nor Consumers plans to contribute to the OPEB or DB Pension Plans in 2017. Actual future contributions will depend on future investment performance, discount rates, and various factors related to the DB Pension Plan and OPEB Plan participants.

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

Benefit Payments: Presented in the following table are the expected benefit payments for each of the next five years and the five-year period thereafter:

			In Millions
	DB Pension Plan	DB SERP	OPEB Plan
CMS Energy, including Consumers
2017	$153	$8	$59
2018	159	8	63
2019	163	9	66
2020	165	11	69
2021	166	10	72
2022-2026	827	50	385
Consumers
2017	$149	$5	$57
2018	155	5	61
2019	159	6	64
2020	161	7	67
2021	161	7	70
2022-2026	803	32	371

Collective Bargaining Agreements: At December 31, 2016, unions represented 39 percent of CMS Energy’s employees and 41 percent of Consumers’ employees. The UWUA represents Consumers’ operating, maintenance, construction, and call center employees. The USW represents Zeeland employees. Union contracts expire in 2020.

13:          STOCK-BASED COMPENSATION

CMS Energy and Consumers provide a PISP to officers, employees, and non-employee directors based on their contributions to the successful management of the company. The PISP has a ten-year term, expiring in May 2024.

In 2016, all awards were in the form of restricted stock or restricted stock units. The PISP also allows for unrestricted common stock, stock options, stock appreciation rights, phantom shares, performance units, and incentive options, none of which was granted in 2016, 2015, or 2014.

Shares awarded or subject to stock options, phantom shares, or performance units may not exceed 6.5 million shares from June 2014 through May 2024, nor may such awards to any recipient exceed 500,000 shares in any calendar year. CMS Energy and Consumers may issue awards of up to 4,983,931 shares of common stock under the PISP as of December 31, 2016. Shares for which payment or exercise is in cash, as well as shares that expire, terminate, or are cancelled or forfeited, may be awarded or granted again under the PISP.

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

Restricted Stock Awards: Restricted stock awards for employees under the PISP are in the form of performance-based, market-based, and time-lapse restricted stock. Award recipients receive shares of CMS Energy common stock that have dividend and voting rights. The dividends on time-lapse restricted stock are paid in cash or in CMS Energy common stock. The dividends on performance-based and market-based restricted stock are paid in restricted shares equal to the value of the dividends. These additional restricted shares are subject to the same vesting conditions as the underlying restricted stock shares.

Performance-based restricted stock vesting is contingent on meeting at least a 36-month service requirement and a performance condition. The performance condition is based on an adjusted measure of CMS Energy’s EPS growth relative to a peer group over a three-year period. The awards granted in 2016, 2015, and 2014 require a 38-month service period. Market-based restricted stock vesting is generally contingent on meeting a three-year service requirement and a market condition. The market condition is based on a comparison of CMS Energy’s total shareholder return with the median total shareholder return of a peer group over the same three-year period. Depending on the outcome of the performance condition or the market condition, a recipient may earn a total award ranging from zero to 200 percent of the initial grant. Time-lapse restricted stock generally vests after a service period of three years.

Restricted Stock Units: In 2016 and 2015, CMS Energy and Consumers granted restricted stock units to certain non-employee directors who elected to defer their restricted stock awards. The restricted stock units generally vest after a service period of one year or, if earlier, at the next annual meeting. The restricted stock units will be distributed to the recipients as shares in accordance with the directors’ deferral agreements. Restricted stock units do not have voting rights, but do have dividend rights. In lieu of cash dividend payments, the dividends on restricted stock units are paid in additional units equal to the value of the dividends. These additional restricted stock units are subject to the same vesting and distribution conditions as the underlying restricted stock units. No restricted stock units were forfeited during 2016.

Presented in the following tables is the activity for restricted stock and restricted stock units under the 2009 and 2014 PISPs:

	CMS Energy, including Consumers		Consumers
Year Ended December 31, 2016	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	1,624,934	$29.08	1,557,657	$29.06
Granted
Restricted stock	826,075	31.74	786,328	31.77
Restricted stock units	15,338	39.12	14,907	39.12
Vested
Restricted stock	(819,658)	24.37	(782,505)	24.39
Restricted stock units	(13,588)	33.22	(13,233)	33.23
Forfeited - restricted stock	(245,504)	35.18	(234,523)	35.17
Nonvested at end of period	1,387,597	$32.44	1,328,631	$32.41

Year Ended December 31, 2016	CMS Energy, including Consumers	Consumers
Granted
Time-lapse awards	188,303	180,958
Market-based awards	185,464	175,818
Performance-based awards	185,464	175,818
Restricted stock units	14,595	14,186
Dividends on market-based awards	38,652	36,646
Dividends on performance-based awards	14,438	13,704
Dividends on restricted stock units	743	721
Additional market-based shares based on achievement of condition	213,754	203,384
Total granted	841,413	801,235

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

Presented in the following table are the most important assumptions used to estimate the fair value of the market-based restricted stock awards:

Years Ended December 31	2016	2015	2014
Expected volatility	16.7%	14.1%	15.6%
Expected dividend yield	3.2	3.3	3.7
Risk-free rate	1.0	0.8	0.8

Presented in the following table is the weighted-average grant-date fair value of all awards under the PISP:

Years Ended December 31	2016	2015	2014
CMS Energy, including Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$31.74	$36.84	$26.15
Restricted stock units granted	39.12	34.25	-
Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$31.77	$36.83	$26.18
Restricted stock units granted	39.12	34.25	-

Presented in the following table are amounts related to restricted stock awards and restricted stock units:

			In Millions
Years Ended December 31	2016	2015	2014
CMS Energy, including Consumers
Fair value of shares that vested during the year	$31	$29	$16
Compensation expense recognized	16	20	14
Income tax benefit recognized	7	8	5
Consumers
Fair value of shares that vested during the year	$30	$28	$15
Compensation expense recognized	16	19	13
Income tax benefit recognized	6	7	5

At December 31, 2016, $15 million of total unrecognized compensation cost was related to restricted stock for CMS Energy, including Consumers, and $14 million of total unrecognized compensation cost was related to restricted stock for Consumers. CMS Energy and Consumers expect to recognize this cost over a weighted-average period of 1.8 years.

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

Presented in the following table is the difference between actual income tax expense on continuing operations and income tax expense computed by applying the statutory U.S. federal income tax rate:

		In Millions, Except Tax Rate
Years Ended December 31	2016	2015	2014
CMS Energy, including Consumers
Income from continuing operations before income taxes	$826	$796	$729

Income tax expense at statutory rate	289	279	255
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	37	39	36
Accelerated flow-through of regulatory tax benefits[1]	(39)	(39)	(39)
Employee share-based awards[2]	(7)	-	-
Other, net	(7)	(8)	(2)
Income tax expense	$273	$271	$250
Effective tax rate	33.1%	34.0%	34.3%
Consumers
Income from continuing operations before income taxes	$936	$896	$873

Income tax expense at statutory rate	328	314	306
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	44	42	42
Accelerated flow-through of regulatory tax benefits[1]	(39)	(39)	(39)
Employee share-based awards[2]	(6)	-	-
Other, net	(7)	(15)	(3)
Income tax expense	$320	$302	$306
Effective tax rate	34.2%	33.7%	35.1%

1                   Since 2014, Consumers has followed a regulatory treatment ordered by the MPSC that accelerates the return of certain income tax benefits to customers. This change, which also accelerates Consumers’ recognition of the income tax benefits, reduced Consumers’ income tax expense by $39 million for each of the years ended December 31, 2016, 2015, and 2014.

2                   CMS Energy and Consumers elected to adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as of January 1, 2016. For further details on the implementation of this standard, see Note 2, New Accounting Standards.

Presented in the following table are the significant components of income tax expense on continuing operations:

			In Millions
Years Ended December 31	2016	2015	2014
CMS Energy, including Consumers
Current income taxes
Federal	$-	$-	$-
State and local	9	24	24
	$9	$24	$24
Deferred income taxes
Federal	$200	$192	$198
State and local	47	36	31
	$247	$228	$229
Deferred income tax credit	17	19	(3)
Tax expense	$273	$271	$250
Consumers
Current income taxes
Federal	$9	$66	$8
State and local	22	32	36
	$31	$98	$44
Deferred income taxes
Federal	$227	$153	$236
State and local	45	32	29
	$272	$185	$265
Deferred income tax credit	17	19	(3)
Tax expense	$320	$302	$306

Presented in the following table are the principal components of deferred income tax assets (liabilities) recognized:

		In Millions
December 31	2016	2015
CMS Energy, including Consumers
Employee benefits	$(158)	$(127)
Gas inventory	(65)	(96)
Plant, property, and equipment	(2,902)	(2,429)
Net regulatory tax liability	27	50
Reserves and accruals	69	59
Securitized costs	(118)	(122)
Tax loss and credit carryforwards	871	657
Other	(6)	(5)
	$(2,282)	$(2,013)
Less valuation allowance	(5)	(4)
Total net deferred income tax liabilities	$(2,287)	$(2,017)
Deferred tax assets, net of valuation reserves	$962	$762
Deferred tax liabilities	(3,249)	(2,779)
Total net deferred income tax liabilities	$(2,287)	$(2,017)
Consumers
Employee benefits	$(181)	$(156)
Gas inventory	(65)	(96)
Plant, property, and equipment	(2,924)	(2,457)
Net regulatory tax liability	27	50
Reserves and accruals	37	30
Securitized costs	(118)	(122)
Tax loss and credit carryforwards	190	46
Other	(8)	(5)
Total net deferred income tax liabilities	$(3,042)	$(2,710)
Deferred tax assets, net of valuation reserves	$254	$126
Deferred tax liabilities	(3,296)	(2,836)
Total net deferred income tax liabilities	$(3,042)	$(2,710)

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts on CMS Energy’s and Consumers’ consolidated financial statements.

Presented in the following table are the tax loss and credit carryforwards at December 31, 2016:

			In Millions
	Gross Amount	Tax Attribute	Expiration
CMS Energy, including Consumers
Federal net operating loss carryforward	$1,415	$495	2025 – 2036
Local net operating loss carryforwards	408	4	2023 – 2036
Alternative minimum tax credits	270	270	No expiration
General business credits	102	102	2018 – 2036
Total tax attributes		$871
Consumers
Federal net operating loss carryforward	$447	$157	2025 – 2036
General business credits	33	33	2032 – 2036
Total tax attributes		$190

CMS Energy has provided a valuation allowance of $2 million for the local tax loss carryforward, and $3 million for general business credits. CMS Energy and Consumers expect to utilize fully tax loss and credit carryforwards for which no valuation allowance has been provided. It is reasonably possible that further adjustments will be made to the valuation allowances within one year.

Presented in the following table is a reconciliation of the beginning and ending amount of uncertain tax benefits:

			In Millions
Years Ended December 31	2016	2015	2014
CMS Energy, including Consumers
Balance at beginning of period	$6	$5	$4
Additions for current-year tax positions	-	1	2
Additions for prior-year tax positions	-	1	1
Reductions for prior-year tax positions	-	(1)	(2)
Settlements	(1)	-	-
Balance at end of period	$5	$6	$5
Consumers
Balance at beginning of period	$6	$5	$4
Additions for current-year tax positions	-	1	2
Additions for prior-year tax positions	-	1	1
Reductions for prior-year tax positions	-	(1)	(2)
Settlements	(1)	-	-
Balance at end of period	$5	$6	$5

If recognized, all of these uncertain tax benefits would affect CMS Energy’s and Consumers’ annual effective tax rates in future years.

CMS Energy and Consumers recognize accrued interest and penalties, where applicable, as part of income tax expense. CMS Energy, including Consumers, recognized no interest or penalties for the years ended December 31, 2016, 2015, or 2014.

In April 2014, the IRS completed its audit of the federal income tax returns of CMS Energy and its subsidiaries for 2010 and 2011. The audit resulted in no significant adjustments to CMS Energy’s or Consumers’ taxable income or income tax expense.

CMS Energy’s federal income tax returns for 2013 and subsequent years remain subject to examination by the IRS. CMS Energy’s Michigan Corporate Income Tax and Michigan Business Tax returns for 2008 and subsequent years remain subject to examination by the State of Michigan.

The amount of income taxes paid is subject to ongoing audits by federal, state, local, and foreign tax authorities, which can result in proposed assessments. CMS Energy’s and Consumers’ estimate of the potential outcome for any uncertain tax issue is highly judgmental. CMS Energy and Consumers believe that their accrued tax liabilities at December 31, 2016 were adequate for all years.

15:  EARNINGS PER SHARE—CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

In Millions, Except Per Share Amounts
Years Ended December 31	2016	2015	2014
Income available to common stockholders
Net income	$553	$525	$479
Less income attributable to noncontrolling interests	2	2	2
Net income available to common stockholders — basic and diluted	$551	$523	$477
Average common shares outstanding
Weighted-average shares — basic	277.9	275.6	270.6
Add dilutive contingently convertible securities	-	-	3.1
Add dilutive nonvested stock awards	1.0	0.9	0.9
Weighted-average shares — diluted	278.9	276.5	274.6
Net income per average common share available to common stockholders
Basic	$1.99	$1.90	$1.76
Diluted	1.98	1.89	1.74

Dividends declared per common share	$1.24	$1.16	$1.08

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

16:  OTHER INCOME AND OTHER EXPENSE

Presented in the following table are the components of other income and other expense at CMS Energy and Consumers:

In Millions
Years Ended December 31	2016	2015	2014
CMS Energy, including Consumers
Other income
Fee income	$6	$9	$8
All other	2	1	3
Total other income — CMS Energy	$8	$10	$11
Consumers
Other income
Fee income	$6	$9	$8
Gain on CMS Energy common stock	-	9	-
All other	2	1	2
Total other income — Consumers	$8	$19	$10
CMS Energy, including Consumers
Other expense
Civic and political expenditures	$(21)	$(10)	$(14)
Donations	(23)	(1)	(15)
Loss on reacquired and extinguished debt	(18)	-	(20)
Unrealized investment loss	(5)	-	-
All other	(8)	(6)	(6)
Total other expense — CMS Energy	$(75)	$(17)	$(55)
Consumers
Other expense
Civic and political expenditures	$(21)	$(10)	$(14)
Donations	(23)	(1)	(15)
Unrealized investment loss	(4)	-	-
All other	(7)	(6)	(6)
Total other expense — Consumers	$(55)	$(17)	$(35)

17:          CASH AND CASH EQUIVALENTS

Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets.

In Millions
December 31	2016	2015
CMS Energy, including Consumers
Cash and cash equivalents	$235	$266
Restricted cash and cash equivalents	19	19
Other non-current assets	3	3
Cash and cash equivalents, including restricted amounts	$257	$288
Consumers
Cash and cash equivalents	$131	$50
Restricted cash and cash equivalents	19	19
Other non-current assets	2	2
Cash and cash equivalents, including restricted amounts	$152	$71

Cash and Cash Equivalents: Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash and Cash Equivalents: Restricted cash and cash equivalents are held primarily for the repayment of securitization bonds. Cash and cash equivalents may also be restricted to pay other contractual obligations such as leasing of coal rail cars. These amounts are classified as current assets since they relate to payments that could or will occur within one year.

Other Non-Current Assets: The majority of cash equivalents classified as other non-current assets represent an investment in a money market fund held in the DB SERP rabbi trust. See Note 6, Fair Value Measurements and Note 12, Retirement Benefits for more information regarding the DB SERP.

18:          REPORTABLE SEGMENTS

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

Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

In Millions
Years Ended December 31	2016	2015	2014
CMS Energy, including Consumers
Operating revenue
Electric utility	$4,379	$4,249	$4,436
Gas utility	1,685	1,916	2,363
Enterprises	215	190	299
Other reconciling items	120	101	81
Total operating revenue — CMS Energy	$6,399	$6,456	$7,179
Consumers
Operating revenue
Electric utility	$4,379	$4,249	$4,436
Gas utility	1,685	1,916	2,363
Other reconciling items	-	-	1
Total operating revenue — Consumers	$6,064	$6,165	$6,800
CMS Energy, including Consumers
Depreciation and amortization
Electric utility	$603	$567	$522
Gas utility	200	177	156
Enterprises	5	4	4
Other reconciling items	3	2	3
Total depreciation and amortization — CMS Energy	$811	$750	$685
Consumers
Depreciation and amortization
Electric utility	$603	$567	$522
Gas utility	200	177	156
Total depreciation and amortization — Consumers	$803	$744	$678
CMS Energy, including Consumers
Income from equity method investees[1]
Enterprises	$13	$14	$15
Total income from equity method investees — CMS Energy	$13	$14	$15
CMS Energy, including Consumers
Interest charges
Electric utility	$196	$178	$181
Gas utility	72	71	67
Enterprises	1	-	-
Other reconciling items	166	147	159
Total interest charges — CMS Energy	$435	$396	$407
Consumers
Interest charges
Electric utility	$196	$178	$181
Gas utility	72	71	67
Other reconciling items	-	1	2
Total interest charges — Consumers	$268	$250	$250

In Millions
Years Ended December 31	2016	2015	2014
CMS Energy, including Consumers
Income tax expense (benefit)
Electric utility	$246	$224	$211
Gas utility	74	78	95
Enterprises	10	3	(1)
Other reconciling items	(57)	(34)	(55)
Total income tax expense — CMS Energy	$273	$271	$250
Consumers
Income tax expense
Electric utility	$246	$224	$211
Gas utility	74	78	95
Total income tax expense — Consumers	$320	$302	$306
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$458	$437	$384
Gas utility	155	154	179
Enterprises	17	4	(1)
Other reconciling items	(79)	(72)	(85)
Total net income available to common stockholders — CMS Energy	$551	$523	$477
Consumers
Net income available to common stockholder
Electric utility	$458	$437	$384
Gas utility	155	154	179
Other reconciling items	1	1	2
Total net income available to common stockholder — Consumers	$614	$592	$565
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility	$14,540	$13,059	$12,230
Gas utility	6,283	5,723	5,335
Enterprises	157	120	115
Other reconciling items	30	41	41
Total plant, property, and equipment, gross — CMS Energy	$21,010	$18,943	$17,721
Consumers
Plant, property, and equipment, gross
Electric utility	$14,540	$13,059	$12,230
Gas utility	6,283	5,723	5,335
Other reconciling items	15	15	15
Total plant, property, and equipment, gross — Consumers	$20,838	$18,797	$17,580
CMS Energy, including Consumers
Investments in equity method investees[1]
Enterprises	$62	$61	$58
Other reconciling items	3	3	3
Total investments in equity method investees — CMS Energy	$65	$64	$61

			In Millions
Years Ended December 31	2016	2015	2014
CMS Energy, including Consumers
Total assets
Electric utility[2]	$13,429	$12,660	$11,565
Gas utility[2]	6,446	5,912	5,385
Enterprises	269	270	231
Other reconciling items	1,478	1,457	1,962
Total assets — CMS Energy	$21,622	$20,299	$19,143
Consumers
Total assets
Electric utility[2]	$13,430	$12,660	$11,565
Gas utility[2]	6,446	5,912	5,385
Other reconciling items	70	63	874
Total assets — Consumers	$19,946	$18,635	$17,824
CMS Energy, including Consumers
Capital expenditures[3]
Electric utility	$1,007	$1,136	$1,139
Gas utility	611	558	473
Enterprises	10	44	3
Other reconciling items	5	3	1
Total capital expenditures — CMS Energy	$1,633	$1,741	$1,616
Consumers
Capital expenditures[3]
Electric utility	$1,007	$1,136	$1,139
Gas utility	611	558	473
Total capital expenditures — Consumers	$1,618	$1,694	$1,612

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

19:          RELATED-PARTY TRANSACTIONS—CONSUMERS

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

Presented in the following table is Consumers’ expense recorded from related-party transactions for the years ended December 31:

In Millions
Description	Related Party	2016	2015	2014
Purchases of capacity and energy	Affiliates of CMS Enterprises	$88	$83	$89

Amounts payable to related parties for purchased power and other services were $24 million at December 31, 2016 and $23 million at December 31, 2015.

Accounts receivable from related parties were $9 million at December 31, 2016. Accounts receivable from related parties were $17 million at December 31, 2015, primarily representing Consumers’ payment of postretirement benefits contributions on behalf of CMS Energy.

Consumers owned shares of CMS Energy common stock with a fair value of $33 million at December 31, 2016 and $29 million at December 31, 2015. For additional details on Consumers’ investment in CMS Energy common stock, see Note 7, Financial Instruments.

In October 2016, Consumers entered into two transactions with CMS ERM for the purchase of capacity for future years. The purchases, which were the result of competitive bidding, total $4 million.

In January 2017, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $300 million. At December 31, 2016, there were no outstanding loans under the agreement.

20:          VARIABLE INTEREST ENTITIES

CMS Energy has variable interests in T.E.S. Filer City, Grayling, Genesee, and Craven. CMS Energy is not the primary beneficiary of any of these partnerships because decision making is shared among unrelated parties, and no one party has the ability to direct activities, such as operations and maintenance, plant dispatch, and fuel strategy, that most significantly impact the entities’ economic performance. The partners must agree on all major decisions for each of the partnerships.

Presented in the following table is information about these partnerships:

Name (Ownership Interest)	Nature of the Entity	Financing of Partnership
T.E.S. Filer City (50%)	Coal-fueled power generator	Line of credit secured by T.E.S. Filer City’s coal inventory

Grayling (50%)	Wood waste-fueled power generator	Line of credit secured by specific assets of Grayling. This line of credit expired in 2016.

Genesee (50%)	Wood waste-fueled power generator	Sale of revenue bonds that mature in 2021 and bear interest at fixed rates. The debt is non-recourse to the partners and secured by a CMS Energy guarantee capped at $3 million annually.

Craven (50%)	Wood waste-fueled power generator	Line of credit secured by Craven’s property, plant, and equipment

CMS Energy has operating and management contracts with Grayling, Genesee, and Craven. Additionally, Consumers is the primary purchaser of power from T.E.S. Filer City, Grayling, and Genesee through long-term PPAs. Consumers also has reduced dispatch agreements with Grayling and Genesee, which allow these facilities to be dispatched based on the market price of power compared with the cost of production of the plants. This results in fuel cost savings that each partnership shares with Consumers’ customers.

CMS Energy’s investment in these partnerships is included in investments on its consolidated balance sheets in the amount of $62 million as of December 31, 2016 and $61 million as of December 31, 2015. The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers, except through a guarantee provided by CMS Energy of $3 million annually. CMS Energy has deferred collections on certain receivables owed by Genesee. CMS Energy’s maximum exposure to loss from these receivables is $8 million. Consumers has not provided any financial or other support during the periods presented that was not previously contractually required.

21:          QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION (UNAUDITED)

In Millions, Except Per Share Amounts and Stock Prices
	2016
Quarters Ended	March 31	June 30	Sept 30	Dec 31
CMS Energy, including Consumers
Operating revenue	$1,801	$1,371	$1,587	$1,640
Operating income	336	285	386	290
Net income	164	125	186	78
Income attributable to noncontrolling interests	-	1	-	1
Net income available to common stockholders	164	124	186	77
Basic earnings per average common share[1]	0.59	0.45	0.67	0.28
Diluted earnings per average common share[1]	0.59	0.45	0.67	0.28
Common stock prices[2]
High	42.44	45.86	46.17	42.15
Low	35.61	39.38	41.31	39.49
Consumers
Operating revenue	$1,723	$1,293	$1,498	$1,550
Operating income	317	264	365	288
Net income	172	132	195	117
Preferred stock dividends	-	1	-	1
Net income available to common stockholder	172	131	195	116

In Millions, Except Per Share Amounts and Stock Prices
	2015
Quarters Ended	March 31	June 30	Sept 30	Dec 31
CMS Energy, including Consumers
Operating revenue	$2,111	$1,350	$1,486	$1,509
Operating income	397	204	317	245
Net income	202	68	148	107
Income attributable to noncontrolling interests	-	1	-	1
Net income available to common stockholders	202	67	148	106
Basic earnings per average common share[1]	0.73	0.25	0.53	0.39
Diluted earnings per average common share[1]	0.73	0.25	0.53	0.38
Common stock prices[2]
High	38.20	35.57	35.82	37.17
Low	32.83	31.39	32.10	34.24
Consumers
Operating revenue	$2,028	$1,281	$1,417	$1,439
Operating income	379	192	305	246
Net income	215	84	160	135
Preferred stock dividends	-	1	-	1
Net income available to common stockholder	215	83	160	134

1                   The sum of the quarters may not equal annual EPS due to changes in the number of shares outstanding.

2                   Based on New York Stock Exchange composite transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CMS Energy Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in equity present fairly, in all material respects, the financial position of CMS Energy Corporation and its subsidiaries at December 31, 2016 and December 31, 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Consumers Energy Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in equity present fairly, in all material respects, the financial position of Consumers Energy Company and its subsidiaries at December 31, 2016 and December 31, 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 7, 2017

Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

CMS ENERGY

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, CMS Energy’s CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2016.

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

Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, CMS Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2016. The effectiveness of CMS Energy’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting: There have been no changes in CMS Energy’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

CONSUMERS

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, Consumers’ CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2016.

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

Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Consumers’ management concluded that its internal control over financial reporting was effective as of December 31, 2016. The effectiveness of Consumers’ internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

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

Information that is required in Item 10 of this Form 10-K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s definitive proxy statement for its 2017 Annual Meeting of Shareholders to be held May 5, 2017. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

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

Information that is required in Item 10 of this Form 10-K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s definitive proxy statement for its 2017 Annual Meeting of Shareholders to be held May 5, 2017. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

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

Item 11.          Executive Compensation

See the note below.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Presented in the following table is information regarding CMS Energy’s equity compensation plans as of December 31, 2016:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	-	$-	4,983,931

Also see the note below.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

See the note below.

Item 14.          Principal Accountant Fees and Services

See the note below.

NOTE: Information that is required by Part III—Items 11, 12, 13, and 14 of this Form 10-K is incorporated by reference from CMS Energy’s definitive proxy statement for its 2017 Annual Meeting of Shareholders to be held May 5, 2017. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

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

Item 16.          Form 10-K Summary

None.

CMS Energy Corporation

Schedule I — Condensed Financial Information of Registrant

CMS ENERGY—PARENT COMPANY

Condensed Statements of Income

In Millions
Years Ended December 31	2016	2015	2014

Operating Expenses
Other operating expenses	$(15)	$(9)	$(6)
Total operating expenses	(15)	(9)	(6)

Operating Loss	(15)	(9)	(6)

Other Income (Expense)
Equity earnings of subsidiaries	660	625	585
Interest income	1	1	1
Other expense	(19)	(9)	(20)
Total other income	642	617	566

Interest Charges
Interest on long-term debt	150	134	150
Intercompany interest expense and other	1	3	2
Total interest charges	151	137	152

Income Before Income Taxes	476	471	408
Income Tax Benefit	(75)	(52)	(69)

Net Income Available to Common Stockholders	$551	$523	$477

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Schedule I — Condensed Financial Information of Registrant

CMS ENERGY—PARENT COMPANY

Condensed Statements of Cash Flows

In Millions
Years Ended December 31	2016	2015	2014

Cash Flows from Operating Activities
Net income	$551	$523	$477
Adjustments to reconcile net income to net cash provided by operating activities
Equity earnings of subsidiaries	(660)	(625)	(585)
Dividends received from subsidiaries	499	499	544
Deferred income taxes	(26)	(24)	30
Other non-cash operating activities and reconciling adjustments	18	-	20
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable	85	(86)	(3)
Accounts payable	(9)	16	(2)
Accrued taxes	(74)	(115)	97
Other current and non-current assets and liabilities	38	21	31
Net cash provided by operating activities	422	209	609

Cash Flows from Investing Activities
Investment in subsidiaries	(275)	(150)	(495)
Return of capital	-	-	178
Net cash used in investing activities	(275)	(150)	(317)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	603	349	550
Issuance of common stock	72	43	43
Retirement of long-term debt	(530)	(100)	(547)
Debt prepayment costs	(18)	-	(20)
Payment of dividends on common stock	(345)	(320)	(293)
Debt issuance costs and financing fees	(5)	(3)	(6)
Change in notes payable	76	(28)	(19)
Net cash used in financing activities	(147)	(59)	(292)

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	-	-	-
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	-	-	-

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$-	$-	$-

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Schedule I — Condensed Financial Information of Registrant

CMS ENERGY—PARENT COMPANY

Condensed Balance Sheets

ASSETS
In Millions
December 31	2016	2015

Current Assets
Notes and accrued interest receivable	$2	$88
Accounts receivable, including intercompany and related parties	7	9
Accrued taxes	51	-
Prepayments and other current assets	1	-
Total current assets	61	97

Plant, Property, and Equipment
Plant, property, and equipment, gross	-	16
Less accumulated depreciation and amortization	-	16
Total plant, property, and equipment	-	-

Other Non-current Assets
Notes receivable	3	-
Deferred income taxes	366	340
Investments in subsidiaries	6,674	6,240
Other investments — DB SERP	26	26
Other	4	5
Total other non-current assets	7,073	6,611

Total Assets	$7,134	$6,708

LIABILITIES AND EQUITY
In Millions
December 31	2016	2015

Current Liabilities
Accounts and notes payable, including intercompany and related parties	$141	$74
Accrued interest, including intercompany	28	38
Accrued taxes	-	23
Other current liabilities	10	5
Total current liabilities	179	140

Non-current Liabilities
Long-term debt	2,678	2,605
Postretirement benefits	21	22
Other non-current liabilities	3	3
Total non-current liabilities	2,702	2,630

Equity
Common stockholders’ equity	4,253	3,938

Total Liabilities and Equity	$7,134	$6,708

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Schedule I — Condensed Financial Information of Registrant

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

2:                Guarantees

CMS Energy has issued guarantees with a maximum potential obligation of $324 million on behalf of some of its wholly owned subsidiaries and related parties. CMS Energy’s maximum potential obligation consists primarily of potential payments:

•                 to third parties under certain commodity purchase and swap agreements entered into with CMS ERM

•                 to third parties in support of non-recourse revenue bonds issued by Genesee

•                 to the MDEQ on behalf of CMS Land and CMS Capital, for environmental remediation obligations at Bay Harbor

•                 to the U.S. Department of Energy on behalf of Consumers, in connection with Consumers’ 2011 settlement agreement with the U.S. Department of Energy regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers

The expiry dates of these guarantees vary, depending upon contractual provisions or upon the statute of limitations under the relevant governing law.

CMS Energy Corporation

Schedule II — Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2016, 2015, and 2014

					In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for uncollectible accounts[1]
2016	$28	$31	$-	$35	$24
2015	40	50	-	62	28
2014	33	72	-	65	40

Deferred tax valuation allowance
2016	$4	$1	$-	$-	$5
2015	2	3	(1)	-	4
2014	2	-	-	-	2

Allowance for notes receivable[1]
2016	$9	$19	$-	$12	$16
2015	8	8	-	7	9
2014	5	8	-	5	8

1                   Deductions are write-offs of uncollectible accounts, net of recoveries.

Consumers Energy Company

Schedule II — Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2016, 2015, and 2014

					In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for uncollectible accounts[1]
2016	$28	$31	$-	$35	$24
2015	39	50	-	61	28
2014	31	72	-	64	39

Deferred tax valuation allowance
2016	$-	$-	$-	$-	$-
2015	1	-	(1)	-	-
2014	1	-	-	-	1

1                   Deductions are write-offs of uncollectible accounts, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of February 2017.

CMS ENERGY CORPORATION

By:	/s/ Patricia K. Poppe
Patricia K. Poppe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities indicated and on the 7th day of February 2017.

/s/ Patricia K. Poppe	/s/ Richard M. Gabrys
Patricia K. Poppe	Richard M. Gabrys, Director
President and Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Thomas J. Webb	/s/ William D. Harvey
Thomas J. Webb	William D. Harvey, Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Glenn P. Barba	/s/ Philip R. Lochner, Jr.
Glenn P. Barba	Philip R. Lochner, Jr., Director
Vice President, Controller, and Chief Accounting Officer
(Controller)

/s/ Jon E. Barfield	/s/ John G. Russell
Jon E. Barfield, Director	John G. Russell, Director

/s/ Deborah H. Butler	/s/ Myrna M. Soto
Deborah H. Butler, Director	Myrna M. Soto, Director

/s/ Kurt L. Darrow	/s/ John G. Sznewajs
Kurt L. Darrow, Director	John G. Sznewajs, Director

/s/ Stephen E. Ewing	/s/ Laura H. Wright
Stephen E. Ewing, Director	Laura H. Wright, Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of February 2017.

CONSUMERS ENERGY COMPANY

By:	/s/ Patricia K. Poppe
Patricia K. Poppe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities indicated and on the 7th day of February 2017.

/s/ Patricia K. Poppe	/s/ Richard M. Gabrys
Patricia K. Poppe	Richard M. Gabrys, Director
President and Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Thomas J. Webb	/s/ William D. Harvey
Thomas J. Webb	William D. Harvey, Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Glenn P. Barba	/s/ Philip R. Lochner, Jr.
Glenn P. Barba	Philip R. Lochner, Jr., Director
Vice President, Controller, and Chief Accounting Officer
(Controller)

/s/ Jon E. Barfield	/s/ John G. Russell
Jon E. Barfield, Director	John G. Russell, Director

/s/ Deborah H. Butler	/s/ Myrna M. Soto
Deborah H. Butler, Director	Myrna M. Soto, Director

/s/ Kurt L. Darrow	/s/ John G. Sznewajs
Kurt L. Darrow, Director	John G. Sznewajs, Director

/s/ Stephen E. Ewing	/s/ Laura H. Wright
Stephen E. Ewing, Director	Laura H. Wright, Director

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

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
3.1[1]	1-9513	(3)(a)	—	Restated Articles of Incorporation of CMS Energy, effective June 1, 2004, as amended May 22, 2009 (Form 10-Q for the quarterly period ended June 30, 2009)
3.2[1]	1-9513	3.2	—	CMS Energy Bylaws, amended and restated effective February 8, 2016 (Form 8-K filed February 8, 2016)
3.3	1-5611	3(c)	—	Restated Articles of Incorporation of Consumers effective June 7, 2000 (Form 10-K for the fiscal year ended December 31, 2000)
3.4	1-5611	3.2	—	Consumers Bylaws, amended and restated as of January 24, 2013 (Form 8-K filed January 29, 2013)
4.1	2-65973	(b)(1) — 4	—

Indenture dated as of September 1, 1945 between Consumers and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1, 1979 (Form S-16 filed November 13, 1979)

				Indentures Supplemental thereto:
4.1.a	1-5611	(4)(a)	—	71st dated as of 3/06/98 (Form 10-K for the fiscal year ended December 31, 1997)
4.1.b	1-5611	(4)(a)(i)	—	99th dated as of 1/20/05 (Form 10-K for the fiscal year ended December 31, 2004)
4.1.c	1-5611	4.2	—	100th dated as of 3/24/05 (Form 8-K filed March 30, 2005)
4.1.d	1-5611	4.2	—	104th dated as of 8/11/05 (Form 8-K filed August 11, 2005)
4.1.e	1-5611	4.1	—	108th dated as of 3/14/08 (Form 8-K filed March 14, 2008)
4.1.f	1-5611	4.1	—	110th dated as of 9/12/08 (Form 8-K filed September 12, 2008)
4.1.g	1-5611	4.1	—	111th dated as of 3/6/09 (Form 8-K filed March 6, 2009)
4.1.h	1-5611	4.1	—	112th dated as of 9/1/10 (Form 8-K filed September 7, 2010)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.1.i	1-5611	4.1	—	113th dated as of 10/15/10 (Form 8-K filed October 20, 2010)
4.1.j	1-5611	4.1	—	114th dated as of 3/31/11 (Form 8-K filed April 6, 2011)
4.1.k	1-5611	4.1	—	116th dated as of 9/1/11 (Form 10-Q for the quarterly period ended September 30, 2011)
4.1.l	1-5611	4.1	—	117th dated as of 5/8/12 (Form 8-K filed May 8, 2012)
4.1.m	1-5611	4.1	—	119th dated as of 8/3/12 (Form 10-Q for the quarterly period ended September 30, 2012)
4.1.n	1-5611	4.1	—	120th dated as of 12/17/12 (Form 8-K filed December 20, 2012)
4.1.o	1-5611	4.1	—	121st dated as of 5/17/13 (Form 8-K filed May 17, 2013)
4.1.p	1-5611	4.1	—	122nd dated as of 8/9/13 (Form 8-K filed August 9, 2013)
4.1.q	1-5611	4.1	—	123rd dated as of 12/20/13 (Form 8-K filed December 27, 2013)
4.1.r	1-5611	4.1	—	124th dated as of 8/18/2014 (Form 8-K filed August 18, 2014)
4.1.s	1-5611	4.1	—	125th dated as of 11/6/2015 (Form 8-K filed November 6, 2015)
4.1.t	1-5611	4.1	—	126th dated as of 11/23/2015 (Form 8-K filed November 25, 2015)
4.1.u	1-5611	4.1	—	127th dated as of 8/10/16 (Form 8-K filed August 10, 2016)
4.2	1-5611	(4)(b)	—	Indenture dated as of January 1, 1996 between Consumers and The Bank of New York Mellon, as Trustee (Form 10-K for the fiscal year ended December 31, 1995)
4.3	1-5611	(4)(c)	—	Indenture dated as of February 1, 1998 between Consumers and The Bank of New York Mellon (formerly The Chase Manhattan Bank), as Trustee (Form 10-K for the fiscal year ended December 31, 1997)
4.4[1]	33-47629	(4)(a)	—	Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee (Form S-3 filed May 1, 1992)
				Indentures Supplemental thereto:
4.4.a1	1-9513	4.3	—	23rd dated as of 6/15/09 (Form 8-K filed June 15, 2009)
4.4.b1	1-9513	4.1	—	24th dated as of 1/14/10 (Form 8-K filed January 14, 2010)
4.4.c1	1-9513	4.1	—	28th dated as of 3/12/12 (Form 8-K filed March 12, 2012)
4.4.d1	1-9513	4.1	—	29th dated as of 3/22/13 (Form 8-K filed March 22, 2013)
4.4.e1	1-9513	4.1	—	30th dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.4.f1	1-9513	4.2	—	31st dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.4.g1	1-9513	4.1	—	32nd dated as of 11/9/15 (Form 8-K filed November 9, 2015)
4.4.h1	1-9513	4.1	—	33rd dated as of 5/5/16 (Form 8-K filed May 5, 2016)
4.4.i1	1-9513	4.1	—	34th dated as of 11/3/16 (Form 8-K filed November 3, 2016)
4.5[1]	1-9513	(4a)	—	Indenture dated as of June 1, 1997 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed July 1, 1997)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.1[2]	1-9513	(10)(g)	—	2004 Form of Executive Severance Agreement (Form 10-Q for the quarterly period ended September 30, 2009)
10.2[2]	1-9513	(10)(h)	—	2004 Form of Officer Severance Agreement (Form 10-Q for the quarterly period ended September 30, 2009)
10.3[2]	1-9513	10.3	—	CMS Energy’s Performance Incentive Stock Plan as amended and restated, effective January 22, 2015 (Form 10-K for the fiscal year ended December 31, 2014)
10.4[2]	1-9513	(10)(i)	—	CMS Deferred Salary Savings Plan effective December 1, 1989 and as further amended effective December 1, 2007 (Form 10-K for the fiscal year ended December 31, 2007)
10.4.a2	1-9513	(10)(l)	—	Amendment to the Deferred Salary Savings Plan dated December 21, 2008 (Form 10-K for the fiscal year ended December 31, 2008)
10.4.b2	1-9513	10.1	—	Amendment to the CMS Energy Deferred Salary Savings Plan effective January 1, 2016 (Form 10-Q for the quarterly period ended September 30, 2015)
10.4.c2	1-9513	10.4.c	—	Amendment to the CMS Energy Deferred Salary Savings Plan effective December 17, 2015 (Form 10-K for the fiscal year ended December 31, 2015)
10.5[2]	1-9513	10.5	—	CMS Energy and Consumers Director’s Deferred Compensation Plan, effective as of November 30, 2007 (Form 10-K for the fiscal year ended December 31, 2014)
10.6[2]	1-9513	10.6	—

Supplemental Executive Retirement Plan for Employees of CMS Energy/Consumers effective on January 1, 1982 and as amended effective April 1, 2011 (Form 10-Q for the quarterly period ended March 31, 2011)

10.7[2]	1-9513	10.5	—	Defined Contribution Supplemental Executive Retirement Plan effective April 1, 2006 and as amended effective April 1, 2011 (Form 10-Q for the quarterly period ended March 31, 2011)
10.7.a2	1-9513	10.7.a	—	Amendment to the Defined Contribution Supplemental Executive Retirement Plan effective January 1, 2016 (Form 10-K for the fiscal year ended December 31, 2015)
10.8[2]	1-9513		—	Form of Officer Separation Agreement as of January 2017
10.9[1]	1-9513	(10)(y)	—	Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others (Form 10-K for the fiscal year ended December 31, 1990)
10.10[1,2]	1-9513	(10)(a)	—	Form of Indemnification Agreement between CMS Energy and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.11[2]	1-5611	(10)(b)	—	Form of Indemnification Agreement between Consumers and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.12[2]	1-9513	10.2	—	CMS Incentive Compensation Plan for CMS Energy and Consumers Officers as amended, effective as of March 14, 2014 (Form 10-Q for the quarterly period ended March 31, 2014)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.12.a2	1-9513	10.17.a	—	Amendment to CMS Incentive Compensation Plan for CMS Energy and Consumers Officers effective December 17, 2015 (Form 10-K for the fiscal year ended December 31, 2015)
10.13[2]	1-9513	10.1	—	2016 Form of Change in Control Agreement (Form 8-K filed June 23, 2016)
10.14[2]	1-5611	10.1	—	Annual Employee Incentive Compensation Plan for Consumers as amended, effective as of March 14, 2014 (Form 10-Q for the quarterly period ended March 31, 2014)
10.14.a2	1-5611	10.19.a	—	Amendment to Annual Employee Incentive Compensation Plan for Consumers effective December 17, 2015 (Form 10-K for the fiscal year ended December 31, 2015)
10.15[1]	1-9513	10.1	—	$550 million Third Amended and Restated Revolving Credit Agreement dated as of May 27, 2015 among CMS Energy, the Banks, as defined therein, and Barclays, as Agent (Form 8-K filed June 1, 2015)
10.15.a1	1-9513	10.1	—	Description of the $550 million Third Amended and Restated Revolving Credit Agreement Extension (Form 8-K filed June 1, 2016)
10.16	1-5611	10.2	—	$650 million Fourth Amended and Restated Revolving Credit Agreement dated as of May 27, 2015 among Consumers, the Banks, as defined therein, and JPMorgan, as Agent (Form 8-K filed June 1, 2015)
10.16.a	1-5611	10.2	—	Description of the $650 million Fourth Amended and Restated Revolving Credit Agreement Extension (Form 8-K filed June 1, 2016)
10.17[1]	1-9513	10.3	—	Pledge and Security Agreement dated as of March 31, 2011, made by CMS Energy to Barclays Bank PLC, as Administrative Agent for the Banks, as defined therein (Form 8-K filed April 6, 2011)
10.18	1-5611	10.1	—	$250 million secured Revolving Credit Agreement dated as of November 23, 2015 between Consumers and The Bank of Nova Scotia (Form 8-K filed November 25, 2015)
10.18.a	1-5611	10.1	—	Description of the $250 million secured Revolving Credit Agreement Extension (Form 8-K filed November 23, 2016)
10.19[2]	1-9513	10.1	—

Consumers and other CMS Energy Companies Retired Executives Survivor Benefit Plan for Management/ Executive Employees, distributed July 1, 2011 (Form 10-Q for the quarterly period ended September 30, 2011)

10.20[1]	1-9513	10.1	—	$180,000,000 Term Loan Credit Agreement dated as of June 11, 2015 among CMS Energy, the financial institutions named therein, and JPMorgan Chase Bank, N.A., as Agent (Form 8-K filed June 16, 2015)
10.20.a1	1-9513	10.3	—	Description of the $180,000,000 Term Loan Credit Agreement Extension (Form 10-Q for the quarterly period ended March 31, 2016)

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.21	1-5611	10.1	—	Form of Commercial Paper Dealer Agreement between Consumers, as Issuer, and the Dealer party thereto (Form 10-Q for the quarterly period ended September 30, 2014)
12.1			—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2			—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
21.1			—	Subsidiaries of CMS Energy and Consumers
23.1			—	Consent of PricewaterhouseCoopers LLP for CMS Energy
23.2			—	Consent of PricewaterhouseCoopers LLP for Consumers
31.1			—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2			—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3			—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4			—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1			—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2			—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1[1]	333-199611	99.1	—	CMS Energy Stock Purchase Plan, as amended and restated October 27, 2014 (Form S-3ASR filed October 27, 2014)
101.INS[3]			—	XBRL Instance Document
101.SCH[3]			—	XBRL Taxonomy Extension Schema
101.CAL[3]			—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[3]			—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[3]			—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[3]			—	XBRL Taxonomy Extension Presentation Linkbase

1                   Obligations of CMS Energy or its subsidiaries, but not of Consumers.

2                   Management contract or compensatory plan or arrangement.

3                   The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”

Exhibits that have been previously filed with the SEC, designated above, are incorporated herein by reference and made a part hereof.