Form 10-Q
period 2017-03-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2017-05-01
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

CMS Energy Corporation:
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
Consumers Energy Company:
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

CMS Energy Corporation: ☐	Consumers Energy Company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CMS Energy Corporation: Yes ☐ No ☒	Consumers Energy Company: Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 11, 2017:

CMS Energy Corporation:
CMS Energy Common Stock, $0.01 par value
(including 443,148 shares owned by Consumers Energy Company)	280,453,409
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended March 31, 2017

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2016 Energy Law
Comprehensive energy reform package enacted in Michigan in 2016

2016 Form 10-K
Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2016

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

Forsite
Forsite Development, Inc. and its subsidiaries, each a non-affiliated company

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

PCB
Polychlorinated biphenyl

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

This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2016 Form 10-K.

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

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:

•                 the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•                 potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities

•                 changes in the performance of or regulations applicable to MISO, Michigan Electric Transmission Company, LLC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers

•                 the adoption of federal or state laws or regulations or challenges to federal or state laws or regulations, or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy and ROA, infrastructure integrity or security, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, potential effects of the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results

•                 factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather-related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; failures of equipment or materials; and electric transmission and distribution or gas pipeline system constraints

•                 increases in demand for renewable energy by customers seeking to meet sustainability goals

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

•                 energy commodity prices

•                 interest rates

•                 their securities’ credit ratings

The key elements of CMS Energy’s and Consumers’ business strategy are depicted below:

CMS Energy and Consumers are focused on the “triple bottom line”: people, planet, and profit, underpinned by performance. They are committed to sustainable business practices and to pursuing the goals of safe and excellent operations, a strong ethical culture, environmental quality, and social responsibility. Consumers’ 2016 Sustainability Report, which is available to the public, provides an overview of Consumers’ efforts to continue meeting Michigan’s energy needs safely, efficiently, affordably, and reliably. The report also highlights Consumers’ commitment to Michigan businesses, its corporate citizenship, and its role in reducing the state’s air emissions. In a 2016 report published by Sustainalytics, a global leader in sustainability research and analysis, CMS Energy scored the highest among 54 U.S. utilities in environmental, social, and governance performance.

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

In December 2016, Consumers and Entergy reached an agreement to terminate their PPA in May 2018, four years ahead of schedule. Under the PPA, Consumers purchases virtually all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. The prices that Consumers pays under the PPA, and which it recovers from its electric customers, are presently higher than the cost to purchase electricity from the market. Under the agreement, Consumers will make a termination payment of $172 million to Entergy. Consumers expects that, as a result of terminating the PPA, its electric customers will realize substantial savings from lower future energy and capacity costs. Actual savings will depend on market conditions. The agreement is contingent on the MPSC’s approval of Consumers’ recovery in electric rates of the termination payment. The MPSC has indicated that it will make a final determination on this recovery by September 2017, after full evaluation of the prudency of the termination payment and of how the termination will impact Michigan’s electric reliability and resource adequacy.

Utility Investment

Consumers expects to make capital investments of $18 billion from 2017 through 2026. While it has substantially more investment opportunities that would add customer value, Consumers has limited its capital investment program to those investments it believes are needed to provide safe, reliable, and efficient service to its customers. Consumers’ capital investment program is expected to result in annual rate-base growth of six to eight percent. This rate-base growth, together with cost-control initiatives, should allow Consumers to maintain sustainable customer base rate increases (excluding PSCR and GCR charges) at or below the rate of inflation.

Presented in the following illustration are planned capital investments of $9.0 billion that Consumers expects to make from 2017 through 2021:

Electric base ($2.6 billion)

Gas base ($2.0 billion)

Gas reliability enhancements ($1.8 billion)

Electric reliability enhancements ($0.7 billion)

Environmental ($0.5 billion)

Smart Energy and Gas AMR ($0.3 billion)

Other ($1.1 billion)

Consumers’ planned base capital investments of $4.6 billion represent projects to maintain its system and comprise $2.6 billion at the electric utility to preserve reliability and capacity and $2.0 billion at the gas utility to sustain deliverability and enhance pipeline integrity. An additional $2.5 billion of planned reliability investments are aimed at reducing outages and improving customer satisfaction; these investments comprise $1.8 billion at the gas utility to replace mains and enhance transmission and storage systems and $0.7 billion at the electric utility to strengthen circuits and substations and replace poles. Consumers also expects to spend $0.5 billion on environmental investments needed to comply with state and federal laws and regulations.

Consumers’ Smart Energy program also represents a major capital investment. Consumers began the full-scale deployment of advanced metering infrastructure for electric and combination customers in 2012 and plans to complete it by the end of 2017. Consumers has spent $0.6 billion through 2016 on its Smart Energy program, and expects to spend an additional $0.1 billion in 2017. In addition, Consumers expects to spend $0.2 billion through 2019 in deploying Gas AMR technology for gas-only customers.

Regulation

Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC. Important regulatory events and developments are summarized below.

•                 2016 Electric Rate Case: In March 2016, Consumers filed an application with the MPSC seeking an annual rate increase of $225 million, based on a 10.7 percent authorized return on equity. In September 2016, Consumers self-implemented an annual rate increase of $170 million, subject to refund with interest. The MPSC issued an order in February 2017, authorizing an annual rate increase of $113 million, based on a 10.1 percent authorized return on equity.

•                 2017 Electric Rate Case: In March 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $173 million, based on a 10.5 percent authorized return on equity.

•                 Gas Rate Case: In August 2016, Consumers filed an application with the MPSC seeking an annual rate increase of $90 million, based on a 10.6 percent authorized return on equity. In March 2017, Consumers reduced its requested annual rate increase to $80 million. The filing seeks approval of two rate adjustment mechanisms: one that would reconcile annually Consumers’ actual nonfuel revenues with the revenues approved by the MPSC, and another that would provide for additional annual rate increases of $35 million beginning in 2018 and another $35 million beginning in 2019 for incremental investments that Consumers plans to make in those years, subject to reconciliation. The MPSC issued an order in January 2017, limiting Consumers’ self-implementation to an annual rate increase of $20 million. Accordingly, in January 2017, Consumers self-implemented an annual rate increase of $20 million, subject to refund with interest.

In December 2016, Michigan’s governor signed the 2016 Energy Law, which became effective in April 2017. Among other things, the 2016 Energy Law:

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

•                 requires the MPSC to implement equitable cost-of-service rates for customers participating in a net metering program

The 2016 Energy Law also establishes a path to ensure that forward capacity is secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. Under existing Michigan law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. The 2016 Energy Law retains the ten percent cap on ROA, with certain exceptions. The new law also authorizes the MPSC to ensure that alternative electric suppliers have procured enough capacity to cover their anticipated capacity requirements for the four-year forward period. In March 2017, the MPSC indicated that it plans to achieve this objective through the use of a state reliability mechanism. Under such a mechanism, if an alternative electric supplier did not demonstrate that it had procured its capacity requirements for the four-year forward period, ROA customers would pay a charge to the utility for capacity that is not provided by the alternative electric supplier.

Environmental and health and safety regulations are other areas of importance for CMS Energy and Consumers, and they are monitoring numerous legislative and regulatory initiatives, including those to regulate greenhouse gases, and related litigation. CMS Energy and Consumers believe that these laws and regulations related to their operations will require them to make additional substantial capital expenditures for emissions control equipment, CCR disposal and storage, cooling water intake equipment, effluent treatment, PCB remediation, and gas pipeline safety. Present and reasonably anticipated state and federal environmental statutes and regulations will continue to have a material effect on CMS Energy and Consumers.

Financial Performance

For the three months ended March 31, 2017, CMS Energy’s net income available to common stockholders was $199 million and diluted EPS were $0.71. This compares with net income available to common stockholders of $164 million and diluted EPS of $0.59 for the three months ended March 31, 2016. Among the primary factors contributing to CMS Energy’s increased earnings in 2017 were benefits from electric and gas rate increases, higher electric deliveries, a property tax settlement, and cost reductions. These changes were offset partially by higher depreciation and property taxes on increased plant in service.

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

Consumers expects that a continued rise in industrial production in its service territory will drive its total electric deliveries to increase annually by about one-half percent on average through 2021. Excluding the impacts of energy waste reduction programs, Consumers expects its total electric deliveries to increase by about one percent annually through 2021. Consumers is projecting that its gas deliveries will remain stable through 2021. This outlook reflects growth in gas demand offset by energy efficiency and conservation.

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

RESULTS OF OPERATIONS

CMS Energy Consolidated Results of Operations

	In Millions, Except Per Share Amounts
Three Months Ended March 31	2017	2016	Change
Net Income Available to Common Stockholders	$199	$164	$35
Basic Earnings Per Share	$0.71	$0.59	$0.12
Diluted Earnings Per Share	$0.71	$0.59	$0.12

In Millions
Three Months Ended March 31	2017	2016	Change
Electric utility	$124	$91	$33
Gas utility	87	81	6
Enterprises	12	6	6
Corporate interest and other	(24)	(14)	(10)
Net Income Available to Common Stockholders	$199	$164	$35

Presented in the following table are specific after-tax changes to net income available to common stockholders:

	In Millions
	March 31, 2017 better/(worse) than 2016
Reasons for the change	Three Months Ended
Consumers electric utility and gas utility
Electric sales
Weather	$ (2)
Non-weather	8	$ 6
Gas sales
Weather	(2)
Non-weather	1	(1)
Electric rate increase		20
Gas rate increase		4
Property tax settlement		7
Operating and maintenance costs		5
Depreciation and property taxes, net		(17)
Other, including intercompany gain		15	$ 39
Enterprises
Subsidiary earnings			6
Corporate interest and other
Elimination of intercompany gain			(9)
Other			(1)
Total change			$ 35

Consumers Electric Utility Results of Operations

In Millions
Three Months Ended March 31	2017	2016	Change
Net Income Available to Common Stockholders	$124	$91	$33
Reasons for the change
Electric deliveries and rate increases			$45
Maintenance and other operating expenses			3
Depreciation and amortization			(13)
General taxes			9
Other income, net of expenses			6
Interest charges			(1)
Income taxes			(16)
Total change			$33

Following is a discussion of significant changes to net income available to common stockholders.

Electric Deliveries and Rate Increases: For the three months ended March 31, 2017, electric delivery revenues increased $45 million compared with 2016. This change reflected a $32 million rate increase, $9 million in higher deliveries, and a $4 million increase in other revenues. Deliveries to end-use customers were 9.2 billion kWh in 2017 and 9.1 billion kWh in 2016.

Maintenance and Other Operating Expenses: For the three months ended March 31, 2017, maintenance and other operating expenses decreased $3 million compared with 2016. This change reflected the absence, in 2017, of $7 million in expenses at the seven coal-fuel electric generating units that Consumers retired in April 2016. Additionally, postretirement benefit costs decreased by $3 million, reflecting a $5 million reduction associated with the early adoption of a new accounting standard, offset partially by $2 million of cost increases. For additional details on the implementation of this standard, see Note 1, New Accounting Standards. These decreases were offset partially by a $7 million increase in maintenance and other operating expenses, resulting primarily from higher service restoration costs associated with a March 2017 wind storm.

Depreciation and Amortization: For the three months ended March 31, 2017, depreciation and amortization expense increased $13 million compared with 2016, due primarily to increased plant in service.

General Taxes: For the three months ended March 31, 2017, general taxes decreased $9 million compared with 2016, due largely to the settlement of a property tax appeal related to Consumers’ Zeeland plant.

Other Income, Net of Expenses: For the three months ended March 31, 2017, other income, net of expenses, increased $6 million compared with 2016. This change was due to a $9 million gain on a donation of CMS Energy stock by Consumers, which was eliminated on CMS Energy’s consolidated statements of income, and a $1 million increase in other income, net of expenses. These increases were offset partially by a $4 million reduction in nonoperating retirement benefit credits associated with the early adoption of a new accounting standard. For additional details on the implementation of this standard, see Note 1, New Accounting Standards.

Income Taxes: For the three months ended March 31, 2017, income taxes increased $16 million compared with 2016. This change reflected a $19 million increase attributable to higher electric utility earnings, offset partially by a $3 million reduction of other income taxes.

Consumers Gas Utility Results of Operations

In Millions
Three Months Ended March 31	2017	2016	Change
Net Income Available to Common Stockholders	$87	$81	$6
Reasons for the change
Gas deliveries and rate increases			$10
Maintenance and other operating expenses			10
Depreciation and amortization			(11)
General taxes			(3)
Other income, net of expenses			2
Income taxes			(2)
Total change			$6

Following is a discussion of significant changes to net income available to common stockholders.

Gas Deliveries and Rate Increases: For the three months ended March 31, 2017, gas delivery revenues increased $10 million compared with 2016. This change reflected a January 2017 self-implemented rate increase of $6 million and a $4 million increase in other revenues. Deliveries to end-use customers were 119 bcf in 2017 and 121 bcf in 2016.

Maintenance and Other Operating Expenses: For the three months ended March 31, 2017, maintenance and other operating expenses decreased $10 million compared with 2016. This decrease reflects $6 million of lower gas distribution and customer operations expense and a $2 million reduction in uncollectible accounts expense. Also contributing to the change was a $2 million decrease in postretirement benefit costs, reflecting a $4 million reduction associated with the early adoption of a new accounting standard, offset partially by $2 million of cost increases. For additional details on the implementation of this standard, see Note 1, New Accounting Standards.

Depreciation and Amortization: For the three months ended March 31, 2017, depreciation and amortization expense increased $11 million compared with 2016, due primarily to increased plant in service.

General Taxes: For the three months ended March 31, 2017, general taxes increased $3 million compared with 2016, due to increased property taxes, reflecting higher capital spending.

Other Income, Net of Expenses: For the three months ended March 31, 2017, other income, net of expenses, increased $2 million compared with 2016. This change was due to a $5 million gain on a donation of CMS Energy stock by Consumers, which was eliminated on CMS Energy’s consolidated statements of income. This increase was offset partially by a $3 million reduction in nonoperating retirement benefit credits associated with the early adoption of a new accounting standard. For additional details on the implementation of this standard, see Note 1, New Accounting Standards.

Income Taxes: For the three months ended March 31, 2017, income taxes increased $2 million compared with 2016, attributable to higher gas utility earnings.

Enterprises Results of Operations

In Millions
Three Months Ended March 31	2017	2016	Change
Net Income Available to Common Stockholders	$12	$6	$6

For the three months ended March 31, 2017, net income of the enterprises segment increased $6 million compared with 2016, due primarily to higher prices for capacity and demand revenue at DIG.

Corporate Interest and Other Results of Operations

In Millions
Three Months Ended March 31	2017	2016	Change
Net Income (Loss) Available to Common Stockholders	$(24)	$(14)	$(10)

For the three months ended March 31, 2017, corporate interest and other net expenses increased $10 million compared with 2016, due primarily to the elimination of a $9 million after-tax gain resulting from the donation of CMS Energy stock by Consumers.

CASH POSITION, INVESTING, AND FINANCING

At March 31, 2017, CMS Energy had $463 million of consolidated cash and cash equivalents, which included $30 million of restricted cash and cash equivalents. At March 31, 2017, Consumers had $212 million of consolidated cash and cash equivalents, which included $30 million of restricted cash and cash equivalents.

Operating Activities

Presented in the following table are specific components of net cash provided by operating activities for the three months ended March 31, 2017 and 2016:

In Millions
Three Months Ended March 31	2017	2016	Change
CMS Energy, including Consumers
Net income	$199	$164	$35
Non-cash transactions[1]	373	327	46
Changes in core working capital[2]	198	242	(44)
Postretirement benefits contributions	(5)	(2)	(3)
Changes in other assets and liabilities, net	(119)	(99)	(20)
Net cash provided by operating activities	$646	$632	$14
Consumers
Net income	$211	$172	$39
Non-cash transactions[1]	351	316	35
Changes in core working capital[2]	202	261	(59)
Postretirement benefits contributions	(3)	(1)	(2)
Changes in other assets and liabilities, net	(113)	(83)	(30)
Net cash provided by operating activities	$648	$665	$(17)

1                   Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, and other non-cash operating activities and reconciling adjustments.

2                   Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

For the three months ended March 31, 2017, net cash provided by operating activities at CMS Energy increased $14 million compared with 2016 and net cash provided by operating activities at Consumers decreased $17 million compared with 2016. At both CMS Energy and Consumers, higher net income, net of non-cash transactions, was offset partially by reduced customer collections, attributable to lower gas prices and sales volumes. The change at Consumers also reflected a reimbursement received from CMS Energy in 2016 for a prior-year postretirement benefits contribution.

Investing Activities

Presented in the following table are specific components of net cash used in investing activities for the three months ended March 31, 2017 and 2016:

In Millions
Three Months Ended March 31	2017	2016	Change
CMS Energy, including Consumers
Capital expenditures	$(365)	$(407)	$42
Decrease (increase) in EnerBank notes receivable	14	(16)	30
Proceeds from the sale of EnerBank notes receivable	19	-	19
Costs to retire property and other investing activities	(14)	(21)	7
Net cash used in investing activities	$(346)	$(444)	$98
Consumers
Capital expenditures	$(361)	$(406)	$45
Costs to retire property and other investing activities	(21)	(19)	(2)
Net cash used in investing activities	$(382)	$(425)	$43

For the three months ended March 31, 2017, net cash used in investing activities at CMS Energy decreased $98 million compared with 2016 and net cash used in investing activities at Consumers decreased $43 million compared with 2016. These changes were due primarily to lower capital expenditures at Consumers. The change at CMS Energy was also due to slower growth in EnerBank consumer lending and the sale of EnerBank notes receivable.

Financing Activities

Presented in the following table are specific components of net cash used in financing activities for the three months ended March 31, 2017 and 2016:

In Millions
Three Months Ended March 31	2017	2016	Change
CMS Energy, including Consumers
Issuance of debt	$923	$30	$893
Issuance of common stock	3	63	(60)
Net increase (decrease) in EnerBank certificates of deposit	(29)	14	(43)
Payment of dividends on common stock	(94)	(86)	(8)
Retirement of debt	(475)	(30)	(445)
Decrease in notes payable	(398)	(249)	(149)
Payment of capital leases and other financing activities	(24)	(12)	(12)
Net cash used in financing activities	$(94)	$(270)	$176
Consumers
Issuance of debt	$349	$-	$349
Stockholder contribution from CMS Energy	250	150	100
Payment of dividends on common stock	(148)	(155)	7
Retirement of debt	(250)	-	(250)
Decrease in notes payable	(398)	(249)	(149)
Payment of capital leases and other financing activities	(9)	(1)	(8)
Net cash used in financing activities	$(206)	$(255)	$49

For the three months ended March 31, 2017, net cash used in financing activities at CMS Energy decreased $176 million compared with 2016 and net cash used in financing activities at Consumers decreased $49 million compared with 2016. Higher debt issuances and, at Consumers, an increased stockholder contribution from CMS Energy were offset partially by higher debt retirements and higher repayments under Consumers’ commercial paper program.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization—Dividend Restrictions. For the three months ended March 31, 2017, Consumers paid $148 million in dividends on its common stock to CMS Energy.

As a result of federal tax legislation passed in 2015 that extends bonus depreciation, CMS Energy expects to be able to extend the use of federal net operating loss carryforwards and, accordingly, defer its federal income tax payments through 2020. As a consequence, however, CMS Energy expects to receive lower tax-sharing payments from Consumers during that period. This may require CMS Energy to maintain higher levels of debt in order to invest in its businesses, pay dividends, and fund its general obligations. Despite this, CMS Energy does not anticipate a need for a block equity offering.

In March 2017, CMS Energy entered into an updated continuous equity offering program. Under this program, CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million. There have been no sales of securities under this program.

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations. As a result of accelerated pension funding in recent years and several initiatives to reduce costs, Consumers anticipates continued strong cash flows from operating activities for the remainder of 2017.

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

At March 31, 2017, CMS Energy had $549 million of its secured revolving credit facility available and Consumers had $893 million available. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by one of Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the revolving credit facility’s available capacity, Consumers does not intend to issue commercial paper in an amount exceeding the available facility capacity. At March 31, 2017, no commercial paper notes were outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Note 4, Financings and Capitalization.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At March 31, 2017, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of March 31, 2017, as presented in the following table:

March 31, 2017
Credit Agreement, Indenture, or Facility	Limit		Actual
CMS Energy, parent only
Debt to EBITDA[1]	≤	6.0 to 1.0	4.2 to 1.0
Consumers
Debt to Capital[2]	≤	0.65 to 1.0	0.47 to 1.0

1                   Applies to CMS Energy’s $550 million revolving and $180 million term loan credit agreements.

2                   Applies to Consumers’ $650 million and $250 million revolving credit agreements and its $68 million, $35 million, and $30 million reimbursement agreements.

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

Off-Balance-Sheet Arrangements

CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $153 million at March 31, 2017. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments—Guarantees.

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

Consumers Electric Utility and Gas Utility Outlook and Uncertainties

Energy Waste Reduction Plan: The 2016 Energy Law, which became effective in April 2017, expands the existing energy optimization program to include demand response programs, calling the combined initiatives energy waste reduction. The 2016 Energy Law:

•                 extends the requirement to achieve annual reductions of 1.0 percent in customers’ electricity use through 2021 and 0.75 percent in customers’ natural gas use indefinitely

•                 removes limits on investments under the program and provides for a higher return on those investments; together, these provisions effectively double the financial incentives Consumers may earn for exceeding the statutory targets

•                 establishes a goal of 35 percent combined renewable energy and energy waste reduction by 2025

Under its existing energy optimization plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs. In March 2017, Consumers filed applications with the MPSC for approval of an energy waste reduction plan that would amend and expand Consumers’ existing energy optimization plan and allow for recovery of increased investments to meet the requirements of the 2016 Energy Law.

Smart Energy and Gas AMR: Consumers began the full-scale deployment of smart meters in 2012 and expects to complete it by the end of 2017. Smart meters allow customers to monitor and manage their energy usage, which Consumers expects will help reduce demand during critical peak times, resulting in lower peak electric capacity requirements. In addition, Consumers is able to disconnect and reconnect service, read, and bill from smart meters remotely. Consumers will continue to add further functionality to its smart meters. Consumers is also installing communication modules on gas meters in areas where it provides both electricity and natural gas to customers. The communication modules allow Consumers to read and bill from gas meters remotely.

Consumers expects that under its Smart Energy program it will have installed a total of 1.8 million smart meters and 600,000 communication modules throughout its service territory by the end of 2017. As of March 31, 2017, Consumers had upgraded 1.5 million electric customers to smart meters and had installed 470,000 communication modules on gas meters.

In areas where it provides only natural gas to customers, Consumers began the deployment of Gas AMR technology in 2017 and expects to complete it in 2019. Under this program, Consumers plans to install communication modules on 1.2 million gas meters, allowing it to conduct drive-by meter reading.

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

Even with the retirements of seven of its coal-fueled units and the expected termination of the Palisades PPA, Consumers expects to meet the capacity requirements of its full-service customers through:

•                 energy waste reduction

•                 expanded use of renewable energy

•                 the use of the Jackson plant, a 540-MW natural gas-fueled electric generating plant purchased in 2015

•                 construction or purchase of electric generating units

•                 continued operation or upgrade of existing units, including upgrades at Ludington

•                 renegotiations of existing PPAs

•                 purchases of short-term market capacity

Specifically, to address the potential termination of the Palisades PPA, Consumers issued a request for proposals in April 2017 to acquire a natural gas-fueled generating plant of up to 800 MW. Consumers is interested in acquiring a simple-cycle or combined-cycle generating plant operating in Michigan’s Lower Peninsula. Also, Consumers completed an auction to purchase generation capacity for 2018. Any contracts entered into as a result of the request for proposals and the auction are subject to MPSC approval and are contingent on the MPSC’s approval of the termination of the Palisades PPA.

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

In conjunction with its renewable energy plan, Consumers signed a 15-year agreement in 2015 to purchase renewable capacity, energy, and RECs from a 100-MW wind park to be constructed in Huron County, Michigan. The wind park is expected to be operational by the end of 2017. In addition, Consumers has obtained a special land use permit for the construction of two additional phases at its Cross Winds® Energy Park: Phase II, with a nameplate capacity of 44 MW, and Phase III, with a nameplate capacity of 76 MW. In March 2017, the MPSC approved Consumers’ application to construct Phase II, which is expected to be operational by the end of 2017. Both phases of the project will qualify for certain federal production tax credits, which are expected to generate cost savings that will be passed on to customers.

Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are largely dependent on Michigan’s economy. Consumers expects weather-adjusted electric deliveries to increase in 2017 by one percent compared with 2016.

Over the next five years, Consumers plans conservatively for average electric delivery growth of about one-half percent annually. This increase reflects growth in electric demand, offset partially by the predicted effects of energy waste reduction programs and appliance efficiency standards. Actual delivery levels will depend on:

•                 energy conservation measures and results of energy waste reduction programs

•                 weather fluctuations

•                 Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity

Electric ROA: Under existing Michigan law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. At March 31, 2017, electric deliveries under the ROA program were at the ten-percent limit. Of Consumers’ 1.8 million electric customers, 302 customers, or 0.02 percent, purchased electric generation service under the ROA program.

The 2016 Energy Law, which became effective in April 2017, retains the ten percent cap on ROA, with certain exceptions, but establishes a path to ensure that forward capacity is secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. The new law also authorizes the MPSC to ensure that alternative electric suppliers have procured enough capacity to cover their anticipated capacity requirements for the four-year forward period. To this end, the MPSC issued an order in March 2017, directing Consumers to file an application to implement a state reliability mechanism. Under such a mechanism, if an alternative electric supplier did not demonstrate that it had procured its capacity requirements for the four-year forward period, ROA customers would pay a charge to the utility for capacity that is not provided by the alternative electric supplier. Consumers filed its application in April 2017.

Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Note 2, Regulatory Matters.

2017 Electric Rate Case: In March 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $173 million, based on a 10.5 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. Presented in the following table are the components of the requested increase in revenue:

In Millions
Components of the rate increase
Investment in rate base	$47
Operating and maintenance costs	56
Gross margin	42
Cost of capital	37
Working capital	(9)
Total	$173

Palisades PPA: In December 2016, Consumers and Entergy reached an agreement to terminate their PPA in May 2018, four years ahead of schedule. Under the PPA, Consumers purchases virtually all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. The prices that Consumers pays under the PPA, and which it recovers from its electric customers through the PSCR ratemaking process, are presently higher than the cost to purchase electricity from the market. In exchange for early termination, Consumers agreed to pay Entergy $172 million on the termination date.

The agreement is subject to MPSC approval. In February 2017, Consumers requested authorization to recover the termination payment through securitization. The MPSC indicated that it will make a final determination on the securitization filing by September 2017. If the MPSC does not approve Consumers’ request by September 30, 2017, the agreement will be null and void (unless otherwise extended) and the PPA will continue until April 2022 under its original terms.

Depreciation Rate Case: In November 2016, Consumers filed a depreciation rate case related to its Ludington electric utility property, requesting to increase depreciation expense by $15 million annually.

Sale of Coal-Fueled Generating Units: In April 2017, Consumers reached an agreement to sell its retired B.C. Cobb and J.R. Whiting coal-fueled electric generating units to Forsite. Under the terms of the agreement, which is contingent on MPSC approval, Consumers will transfer the generating units and associated land to Forsite. Consumers securitized the generating units in 2014; thus, the book value of the assets is zero. In addition, Consumers will pay Forsite $63 million to decommission the units and perform cleanup activities at the sites. This payment will be recorded as a reduction to Consumers’ cost of removal regulatory liability. Consumers estimates that this divestiture will save its electric customers $30 million in decommissioning costs.

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

Air Quality: CSAPR, which became effective in 2015, requires Michigan and 27 other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states. In September 2016, the EPA finalized new ozone season standards for CSAPR, which will begin in May 2017. CSAPR is presently being litigated; however, any decision will not impact Consumers’ compliance strategy, as Consumers expects its emissions to be within the CSAPR allowance allocations.

In 2012, the EPA published emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS. Under MATS, all of Consumers’ existing coal-fueled electric generating units were required to add additional controls for hazardous air pollutants. Consumers met the extended deadline of April 2016 for five coal-fueled units and two oil/gas-fueled units it continues to operate and retired its seven remaining coal-fueled units. MATS is presently being litigated, but any decision is not expected to impact Consumers’ MATS compliance strategy. In addition, Consumers must comply with the Michigan Mercury Rule and with its settlement agreement with the EPA entered into in 2014 concerning opacity and NSR.

In 2015, the EPA released its new rule to lower the NAAQS for ozone. The new ozone NAAQS will make it more difficult to construct or modify power plants in many areas of the country, including some parts of Michigan, if the areas are designated to be in nonattainment of the new standard. The NAAQS for ozone are presently being litigated. Consumers is monitoring the designation process of this rule, as well as the litigation, to determine what, if any, effect it will have on its electric generating units.

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

In 2015, the EPA finalized new rules pursuant to Section 111(b) of the Clean Air Act to limit carbon dioxide emissions from new electric generating units. New coal-fueled units will not be able to meet this limit without installing carbon dioxide control equipment using such methods as carbon capture and sequestration. In addition, the EPA finalized new rules pursuant to Section 111(b) of the Clean Air Act to limit carbon dioxide emissions from modified or reconstructed electric generating units. Both of these rules are being litigated.

Also in 2015, the EPA published final rules pursuant to Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units, calling the rules the “Clean Power Plan.” Certain states, corporations, and industry groups have initiated litigation opposing the proposed Clean Power Plan. In February 2016, the U.S. Supreme Court stayed the Clean Power Plan while the litigation proceeds. While Michigan’s Attorney General has joined the litigation, the governor had indicated that Michigan intended to file a state carbon implementation plan, which was to be submitted for EPA review and approval in 2018. Work on this plan has ceased, however, in light of the stay of the Clean Power Plan and pending outcome of the litigation.

The rules would require a 32 percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels). Initial state implementation plans would have been due September 2016 with extensions available until 2018. It is expected that these deadlines will be extended as a result of the rules being stayed. States choosing not to develop their own implementation plans would be subject to the federal plan. The Trump administration issued an executive order in March 2017 directing the EPA and other federal agencies to review rules and policies that burden domestic energy production, including the Clean Power Plan. The EPA subsequently filed motions to hold the Section 111(b) and Clean Power Plan litigation in abeyance while it reconsiders the rule.

In 2015, a group of 195 countries finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. As part of this agreement, the United States pledged a 26 percent reduction in greenhouse gas emissions by 2025 (with aspirations to achieve a 28 percent reduction) compared with 2005 levels. These targets are in line with the now-stayed Clean Power Plan targets. While these emission reduction commitments are non-binding, they will be governed by the Clean Power Plan should it survive judicial scrutiny. The Trump administration has indicated that it intends to re-examine the Paris Agreement in the coming months.

While Consumers cannot predict the outcome of changes in policy under the Trump administration or of other legislative or regulatory initiatives involving the potential regulation of greenhouse gases, it intends to continue to move forward with its clean energy plan, its present carbon reduction target, and its emphasis on supply diversity. Consumers will continue to monitor regulatory activity regarding greenhouse gas emissions standards that may affect electric generating units.

Litigation, as well as federal laws, EPA regulations regarding greenhouse gases, or similar treaties, state laws, or rules, if enacted or ratified, could ultimately require Consumers to replace equipment, install additional emission control equipment, purchase emission allowances, curtail operations, arrange for alternative sources of supply, or take other steps to manage or lower the emission of greenhouse gases. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.

CCRs: In 2015, the EPA published a final rule regulating CCRs, such as coal ash, under RCRA. The final rule adopts minimum standards for beneficially reusing and disposing of non-hazardous CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information. The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non-CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. Consumers continues to develop work plans for submission to the MDEQ for concurrence to ensure coordination between federal and state requirements. Furthermore, Congress passed legislation in December 2016 that allows states to develop a permitting program for CCR under RCRA, and Michigan will likely adopt such a program. As a result, Consumers may need to adjust its recorded ARO associated with coal ash disposal sites depending on the outcome of its submissions to the MDEQ and on a future RCRA permitting program under MDEQ, if the EPA approves a state-level program. Consumers has historically been authorized to recover in electric rates costs incurred related to cleanup and closure of coal ash disposal sites.

Water: The EPA’s rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act became effective in 2014. The rule is aimed at reducing alleged harmful impacts on fish and shellfish. In 2015, the EPA released its final effluent limitation guidelines, which set stringent new requirements for the discharge from electric generating units into wastewater streams. In April 2017, the EPA announced a decision to reconsider the final rule, which is being litigated, and administratively stayed and delayed the compliance dates. Consumers believes that its environmental strategy will allow it to achieve compliance with the final rule, should it survive reconsideration and judicial review.

In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule redefining “waters of the United States,” which designates the EPA’s jurisdiction under the Clean Water Act. Numerous states and other interested parties, including Michigan’s Attorney General, have filed suits in federal courts to block the rule, which was stayed in October 2015, and that litigation remains pending. The Trump administration issued an executive order in February 2017 directing the EPA and the U.S. Army Corps of Engineers to re-examine the “waters of the United States” rule. Consumers does not expect any adverse changes to its environmental strategy as a result of the final rule or its re-examination.

Many of Consumers’ facilities maintain NPDES permits, which are valid for five years and vital to the facilities’ operations. Failure of the MDEQ to renew any NPDES permit, a successful appeal against a permit, or onerous terms contained in a permit could have a significant detrimental effect on the operations of a facility.

PCBs: In 2010, the EPA issued an Advance Notice of Proposed Rulemaking, indicating that it is considering a variety of regulatory actions with respect to PCBs. One approach would aim to phase out equipment containing PCBs by 2025. Another approach would eliminate an exemption for small equipment containing PCBs. To comply with any such regulatory actions, Consumers could incur substantial costs associated with existing electrical equipment potentially containing PCBs. The timing of any future rulemaking is uncertain as the Trump administration has not indicated that a PCB rulemaking is a priority.

Other electric environmental matters could have a material impact on Consumers’ outlook. For additional details on other electric environmental matters, see Note 3, Contingencies and Commitments—Consumers Electric Utility Contingencies—Electric Environmental Matters.

Consumers Gas Utility Outlook and Uncertainties

Gas Deliveries: Consumers expects weather-adjusted gas deliveries in 2017 and over the next five years to remain stable relative to 2016. This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this expectation due to:

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

Gas Transmission: In September 2016, Consumers filed an application with the MPSC to invest $610 million in the construction of a 95-mile, 24-inch-diameter natural gas pipeline in Saginaw, Genesee, and Oakland Counties, Michigan. The MPSC issued an order in March 2017 authorizing Consumers to construct and operate the pipeline. Consumers expects the pipeline to be operational by the end of 2022.

Gas Pipeline Safety: A new rule from the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration, effective in April 2017, requires the installation of additional safety valves on certain gas distribution service lines. Consumers is evaluating the cost of complying with this rule, but expects that it will be able to recover the cost in rates, consistent with the recovery of other reasonable costs of complying with laws and regulations.

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

Other Outlook and Uncertainties

EnerBank: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank represented four percent of CMS Energy’s net assets at March 31, 2017 and four percent of CMS Energy’s net income available to common stockholders for the three months ended March 31, 2017. The carrying value of EnerBank’s loan portfolio was $1.2 billion at March 31, 2017. Its loan portfolio was funded primarily by certificates of deposit of $1.2 billion. The twelve-month rolling average net default rate on loans held by EnerBank was 1.1 percent at March 31, 2017. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of March 31, 2017.

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

CMS Energy Corporation

Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2017	2016

Operating Revenue	$1,829	$1,801

Operating Expenses
Fuel for electric generation	117	125
Purchased and interchange power	333	346
Purchased power – related parties	22	22
Cost of gas sold	336	354
Maintenance and other operating expenses	290	303
Depreciation and amortization	262	238
General taxes	81	87
Total operating expenses	1,441	1,475

Operating Income	388	326

Other Income (Expense)
Interest income	5	1
Allowance for equity funds used during construction	2	3
Income from equity method investees	4	4
Nonoperating retirement benefits, net	3	10
Other income	2	3
Other expense	(2)	(3)
Total other income	14	18

Interest Charges
Interest on long-term debt	100	100
Other interest expense	8	7
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	107	106

Income Before Income Taxes	295	238
Income Tax Expense	96	74

Net Income Available to Common Stockholders	$199	$164

Basic Earnings Per Average Common Share	$0.71	$0.59
Diluted Earnings Per Average Common Share	$0.71	$0.59

Dividends Declared Per Common Share	$0.33	$0.31

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

		In Millions
Three Months Ended March 31	2017	2016

Net Income	$199	$164

Investments
Unrealized gain on investments, net of tax of $- for all periods	1	-

Other Comprehensive Income	1	-

Comprehensive Income	$200	$164

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Cash Flows (Unaudited)

	In Millions
Three Months Ended March 31	2017	2016

Cash Flows from Operating Activities
Net income	$199	$164
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	262	238
Deferred income taxes and investment tax credit	90	68
Other non-cash operating activities and reconciling adjustments	21	21
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	37	16
Inventories	201	274
Accounts payable and accrued refunds	(40)	(48)
Other current and non-current assets and liabilities	(124)	(101)
Net cash provided by operating activities	646	632

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(365)	(407)
Decrease (increase) in EnerBank notes receivable	14	(16)
Proceeds from the sale of EnerBank notes receivable	19	-
Cost to retire property and other investing activities	(14)	(21)
Net cash used in investing activities	(346)	(444)

Cash Flows from Financing Activities
Proceeds from issuance of debt	923	30
Issuance of common stock	3	63
Net increase (decrease) in EnerBank certificates of deposit	(29)	14
Payment of dividends on common stock	(94)	(86)
Retirement of long-term debt	(475)	(30)
Decrease in notes payable	(398)	(249)
Payment of capital lease obligations and other financing costs	(24)	(12)
Net cash used in financing activities	(94)	(270)

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	206	(82)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	257	288

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$463	$206

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$112	$173

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets (Unaudited)

ASSETS
		In Millions
	March 31	December 31
	2017	2016

Current Assets
Cash and cash equivalents	$433	$235
Restricted cash and cash equivalents	30	19
Accounts receivable and accrued revenue, less allowance of $24 for both periods	775	821
Notes receivable, less allowance of $17 in 2017 and $16 in 2016	186	180
Notes receivable held for sale	19	39
Accounts receivable – related parties	12	12
Inventories at average cost
Gas in underground storage	243	446
Materials and supplies	118	119
Generating plant fuel stock	64	61
Deferred property taxes	203	250
Regulatory assets	12	17
Prepayments and other current assets	120	81
Total current assets	2,215	2,280

Plant, Property, and Equipment
Plant, property, and equipment, gross	21,265	21,010
Less accumulated depreciation and amortization	6,206	6,056
Plant, property, and equipment, net	15,059	14,954
Construction work in progress	798	761
Total plant, property, and equipment	15,857	15,715

Other Non-current Assets
Regulatory assets	2,072	2,091
Accounts and notes receivable	1,092	1,118
Investments	66	65
Other	321	353
Total other non-current assets	3,551	3,627

Total Assets	$21,623	$21,622

LIABILITIES AND EQUITY
		In Millions
	March 31	December 31
	2017	2016

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$812	$886
Notes payable	-	398
Accounts payable	479	598
Accounts payable – related parties	9	12
Accrued rate refunds	73	21
Accrued interest	73	98
Accrued taxes	260	348
Regulatory liabilities	85	95
Other current liabilities	135	199
Total current liabilities	1,926	2,655

Non-current Liabilities
Long-term debt	9,129	8,640
Non-current portion of capital leases and financing obligation	104	110
Regulatory liabilities	2,068	2,041
Postretirement benefits	781	789
Asset retirement obligations	451	447
Deferred investment tax credit	72	73
Deferred income taxes	2,390	2,287
Other non-current liabilities	295	290
Total non-current liabilities	15,290	14,677

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 280.0 shares in 2017 and 279.2 shares in 2016	3	3
Other paid-in capital	4,927	4,916
Accumulated other comprehensive loss	(49)	(50)
Accumulated deficit	(511)	(616)
Total common stockholders’ equity	4,370	4,253
Noncontrolling interests	37	37
Total equity	4,407	4,290

Total Liabilities and Equity	$21,623	$21,622

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity (Unaudited)

		In Millions
Three Months Ended March 31	2017	2016

Total Equity at Beginning of Period	$4,290	$3,975

Common Stock
At beginning and end of period	3	3

Other Paid-in Capital
At beginning of period	4,916	4,837
Common stock issued	8	70
Common stock repurchased	(12)	(10)
Common stock reissued	15	-
At end of period	4,927	4,897

Accumulated Other Comprehensive Loss
At beginning of period	(50)	(47)
Retirement benefits liability
At beginning and end of period	(50)	(43)
Investments
At beginning of period	-	(4)
Unrealized gain on investments	1	-
At end of period	1	(4)
At end of period	(49)	(47)

Accumulated Deficit
At beginning of period	(616)	(855)
Cumulative effect of change in accounting principle	-	33
Net income attributable to CMS Energy	199	164
Dividends declared on common stock	(94)	(86)
At end of period	(511)	(744)

Noncontrolling Interests
At beginning and end of period	37	37

Total Equity at End of Period	$4,407	$4,146

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Income (Unaudited)

		In Millions
Three Months Ended March 31	2017	2016

Operating Revenue	$1,737	$1,723

Operating Expenses
Fuel for electric generation	89	99
Purchased and interchange power	331	343
Purchased power – related parties	22	22
Cost of gas sold	332	351
Maintenance and other operating expenses	265	278
Depreciation and amortization	260	237
General taxes	79	85
Total operating expenses	1,378	1,415

Operating Income	359	308

Other Income (Expense)
Interest income	4	1
Allowance for equity funds used during construction	2	3
Nonoperating retirement benefits, net	3	9
Other income	14	3
Other expense	(2)	(3)
Total other income	21	13

Interest Charges
Interest on long-term debt	66	65
Other interest expense	3	3
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	68	67

Income Before Income Taxes	312	254
Income Tax Expense	101	82

Net Income Available to Common Stockholder	$211	$172

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

		In Millions
Three Months Ended March 31	2017	2016

Net Income	$211	$172

Investments
Unrealized gain on investments, net of tax of $- and $2	2	3
Reclassification adjustments included in net income, net of tax of $(5) and $-	(8)	-

Other Comprehensive Income (Loss)	(6)	3

Comprehensive Income	$205	$175

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Cash Flows (Unaudited)

		In Millions
Three Months Ended March 31	2017	2016

Cash Flows from Operating Activities
Net income	$211	$172
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	260	237
Deferred income taxes and investment tax credit	69	62
Other non-cash operating activities and reconciling adjustments	22	17
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	43	33
Inventories	197	270
Accounts payable and accrued refunds	(38)	(42)
Other current and non-current assets and liabilities	(116)	(84)
Net cash provided by operating activities	648	665

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(361)	(406)
Cost to retire property and other investing activities	(21)	(19)
Net cash used in investing activities	(382)	(425)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	349	-
Stockholder contribution	250	150
Payment of dividends on common stock	(148)	(155)
Retirement of long-term debt	(250)	-
Decrease in notes payable	(398)	(249)
Payment of capital lease obligations and other financing costs	(9)	(1)
Net cash used in financing activities	(206)	(255)

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	60	(15)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	152	71

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$212	$56

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$101	$154

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets (Unaudited)

ASSETS

		In Millions
	March 31	December 31
	2017	2016

Current Assets
Cash and cash equivalents	$182	$131
Restricted cash and cash equivalents	30	19
Accounts receivable and accrued revenue, less allowance of $24 for both periods	755	800
Notes receivable	29	29
Accounts receivable – related parties	2	9
Inventories at average cost
Gas in underground storage	243	446
Materials and supplies	113	114
Generating plant fuel stock	63	57
Deferred property taxes	203	250
Regulatory assets	12	17
Prepayments and other current assets	114	70
Total current assets	1,746	1,942

Plant, Property, and Equipment
Plant, property, and equipment, gross	21,092	20,838
Less accumulated depreciation and amortization	6,143	5,994
Plant, property, and equipment, net	14,949	14,844
Construction work in progress	794	759
Total plant, property, and equipment	15,743	15,603

Other Non-current Assets
Regulatory assets	2,072	2,091
Accounts and notes receivable	25	27
Investments	20	33
Other	218	250
Total other non-current assets	2,335	2,401

Total Assets	$19,824	$19,946

LIABILITIES AND EQUITY

		In Millions
	March 31	December 31
	2017	2016

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$327	$397
Notes payable	-	398
Accounts payable	465	580
Accounts payable – related parties	13	18
Accrued rate refunds	73	21
Accrued interest	47	67
Accrued taxes	291	354
Regulatory liabilities	85	95
Other current liabilities	99	164
Total current liabilities	1,400	2,094

Non-current Liabilities
Long-term debt	5,419	5,253
Non-current portion of capital leases and financing obligation	104	110
Regulatory liabilities	2,068	2,041
Postretirement benefits	723	730
Asset retirement obligations	450	446
Deferred investment tax credit	72	73
Deferred income taxes	3,119	3,042
Other non-current liabilities	223	218
Total non-current liabilities	12,178	11,913

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	4,249	3,999
Accumulated other comprehensive loss	(9)	(3)
Retained earnings	1,128	1,065
Total common stockholder’s equity	6,209	5,902
Preferred stock	37	37
Total equity	6,246	5,939

Total Liabilities and Equity	$19,824	$19,946

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

		In Millions
Three Months Ended March 31	2017	2016

Total Equity at Beginning of Period	$5,939	$5,546

Common Stock
At beginning and end of period	841	841

Other Paid-in Capital
At beginning of period	3,999	3,724
Stockholder contribution	250	150
At end of period	4,249	3,874

Accumulated Other Comprehensive Loss
At beginning of period	(3)	(6)
Retirement benefits liability
At beginning and end of period	(21)	(19)
Investments
At beginning of period	18	13
Unrealized gain on investments	2	3
Reclassification adjustments included in net income	(8)	-
At end of period	12	16
At end of period	(9)	(3)

Retained Earnings
At beginning of period	1,065	950
Net income	211	172
Dividends declared on common stock	(148)	(155)
At end of period	1,128	967

Preferred Stock
At beginning and end of period	37	37

Total Equity at End of Period	$6,246	$5,716

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consumers Energy Company

Notes to the Unaudited Consolidated Financial Statements

These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP. CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the current period and to reflect the implementation of new accounting standards. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure that CMS Energy’s and Consumers’ financial position, results of operations, and cash flows for the periods presented are fairly stated. The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2016 Form 10-K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1:                    NEW ACCOUNTING STANDARDS

Implementation of New Accounting Standards

ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost: This standard was issued to improve the reporting of net benefit cost by employers that offer defined benefit pension plans and other postretirement benefit plans. The required effective date of the standard for CMS Energy and Consumers is January 1, 2018, but early adoption is permitted in the first interim period of 2017. CMS Energy and Consumers elected to adopt the standard as of January 1, 2017. The standard requires employers to report the service cost component of net benefit cost in the same line item on the income statement as other employee compensation costs, while presenting the other cost components separately outside of operating income. This change is to be applied retrospectively to all prior periods presented. Accordingly, for the three months ended March 31, 2017 and 2016, CMS Energy and Consumers have presented the service cost component of their retirement benefits plans in maintenance and other operating expenses on the consolidated statements of income, while presenting the other components in nonoperating retirement benefits, net, under other income (expense). Prior to this standard, CMS Energy and Consumers had presented all of the cost components in maintenance and other operating expenses. Under a practical expedient permitted by the standard, CMS Energy and Consumers used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

In addition, under this standard, only the service cost component is eligible for capitalization as part of the cost of an asset. This change is to be applied prospectively upon adoption. Accordingly, for the three months ended March 31, 2017, CMS Energy and Consumers capitalized a portion of the service cost component of their retirement benefits plans to plant, property, and equipment, while recognizing the other components in net income. In prior periods, a portion of all cost components was capitalized. For further details on the net periodic cost of CMS Energy’s and Consumers’ retirement benefits plans, see Note 8, Retirement Benefits. The implementation of this standard did not have a material impact on CMS Energy’s or Consumers’ consolidated net income, cash flows, or financial position.

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

CMS Energy and Consumers have determined that the standard will have no impact on a majority of their revenues. They have also determined that it is unlikely that the standard will require changes in their accounting for utility contributions in aid of construction or their existing practice of recognizing revenue at the billing rates, with associated expenses for uncollectible accounts. While CMS Energy and Consumers have not yet identified any changes in their revenue recognition practices that may be required, they are continuing to evaluate the standard.

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

2016 Electric Rate Case: In March 2016, Consumers filed an application with the MPSC seeking an annual rate increase of $225 million, based on a 10.7 percent authorized return on equity. In September 2016, Consumers self-implemented an annual rate increase of $170 million, subject to refund with interest. The MPSC issued an order in February 2017, authorizing an annual rate increase of $113 million, based on a 10.1 percent authorized return on equity. Consumers had a recorded liability of $16 million for customer refunds at March 31, 2017.

Gas Rate Case: In August 2016, Consumers filed an application with the MPSC seeking an annual rate increase of $90 million, based on a 10.6 percent authorized return on equity. In March 2017, Consumers reduced its requested annual rate increase to $80 million, of which the majority relates to new investments that will allow Consumers to strengthen infrastructure and improve system capacity and deliverability.

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

Energy Optimization Plan Incentive: Consumers will file its 2016 energy optimization reconciliation in May 2017, requesting the MPSC’s approval to collect the maximum performance incentive of $18 million from customers for exceeding its statutory savings targets in 2016. Consumers recognized incentive revenue under this program of $18 million in 2016.

Depreciation Rate Case: In August 2016, Consumers filed a depreciation rate case related to its gas utility property, requesting to decrease depreciation expense by $3 million annually. In March 2017, the MPSC approved a settlement agreement authorizing the requested decrease in depreciation expense effective as of January 2017.

FERC Transmission Order: In September 2016, FERC issued an order reducing the rate of return on equity earned by transmission owners operating within MISO to a base of 10.32 percent from

12.38 percent. FERC ordered MISO and transmission owners to provide refunds, with interest, to transmission customers such as Consumers for the period from November 2013 through February 2015. In February 2017, as a result of this order, Consumers received from MISO a credit of $28 million, which it will return to its electric customers through the PSCR ratemaking process. The FERC order is subject to further legal proceedings.

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

In 2013, the U.S. Court of Appeals for the Ninth Circuit reversed the district court decision. The appellate court found that FERC preemption does not apply under the facts of these cases. The appellate court affirmed the district court’s denial of leave to amend to add federal antitrust claims. The matter was appealed to the U.S. Supreme Court, which in 2015 upheld the Ninth Circuit’s decision. The cases were remanded back to the federal district court. In May 2016, the federal district court granted the defendants’ motion for summary judgment in the individual lawsuit based on a release in a prior settlement involving similar allegations and reinstated CMS Energy as a defendant in one of the class action lawsuits. The order of summary judgment has been appealed. In December 2016, CMS Energy entities reached a tentative settlement with the plaintiffs in the three Kansas and Missouri cases for an amount that was not material to CMS Energy. The tentative settlement and request for preliminary approval have been filed in the federal district court. The settlement will be subject to court approval. Other CMS Energy entities remain as defendants in the two Wisconsin class action lawsuits.

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

At March 31, 2017, CMS Energy had a recorded liability of $51 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $64 million. CMS Energy expects to pay the following amounts for long-term liquid disposal and operating and maintenance costs in 2017 and in each of the next four years:

				In Millions
	2017	2018	2019	2020	2021
CMS Energy
Long-term liquid disposal and operating and maintenance costs	$4	$4	$4	$4	$4

CMS Energy’s estimate of response activity costs and the timing of expenditures could change if there are changes in circumstances or assumptions used in calculating the liability. Although a liability for its present estimate of remaining response activity costs has been recorded, CMS Energy cannot predict the ultimate financial impact or outcome of this matter.

Equatorial Guinea Tax Claim: In 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea. The government of Equatorial Guinea claims that, in connection with the sale, CMS Energy owes $152 million in taxes, plus substantial penalties and interest that could be up to the amount of the taxes claimed. The matter is proceeding to formal arbitration. CMS Energy has concluded that the government’s tax claim is without merit and is contesting the claim, but cannot predict the financial impact or outcome of the matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.

Consumers Electric Utility Contingencies

Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At March 31, 2017, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.

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

Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At March 31, 2017, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.

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

At March 31, 2017, Consumers had a recorded liability of $106 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $115 million. Consumers expects to pay the following amounts for remediation and other response activity costs in 2017 and in each of the next four years:

				In Millions
	2017	2018	2019	2020	2021
Consumers
Remediation and other response activity costs	$33	$14	$19	$10	$5

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At March 31, 2017, Consumers had a regulatory asset of $138 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At March 31, 2017, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.

Guarantees

Presented in the following table are CMS Energy’s and Consumers’ guarantees at March 31, 2017:

				In Millions
			Maximum	Carrying
Guarantee Description	Issue Date	Expiration Date	Obligation	Amount
CMS Energy, including Consumers
Indemnity obligations from stock and asset sale agreements[1]	Various	Indefinite	$153	$7
Guarantees[2]	Various	Indefinite	45	-
Consumers
Guarantee[2]	July 2011	Indefinite	$30	$-

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

4:                    FINANCINGS AND CAPITALIZATION

Financings: Presented in the following table is a summary of major long-term debt transactions during the three months ended March 31, 2017.

	Principal (In Millions)	Interest Rate	Issue/Retirement Date	Maturity Date
Debt issuances
CMS Energy, parent only
Senior notes	$350	3.450%	February 2017	August 2027
Consumers
First mortgage bonds	$350	3.950%	February 2017	July 2047
Debt retirements
Consumers
First mortgage bonds	$250	5.150%	February 2017	February 2017

Term Loan: In April 2017, CMS Energy reached an agreement to extend the maturity date of its $180 million term loan by one year, through April 2019.

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at March 31, 2017:

				In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
May 27, 2021[1]	$550	$-	$1	$549
Consumers
May 27, 2021[2]	$650	$-	$7	$643
November 23, 2018[2]	250	-	-	250
May 9, 2018[2]	30	-	30	-

1                   During the three months ended March 31, 2017, CMS Energy’s average borrowings totaled $85 million with a weighted-average interest rate of 2.02 percent. Obligations under this facility are secured by Consumers common stock.

2                   Obligations under this facility are secured by first mortgage bonds of Consumers.

Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ $650 million revolving credit facility and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the revolver’s available capacity, Consumers does not intend to issue commercial paper in an amount exceeding the available revolver capacity. At March 31, 2017, no commercial paper notes were outstanding under this program.

Dividend Restrictions: At March 31, 2017, payment of dividends by CMS Energy on its common stock was limited to $4.4 billion under provisions of the Michigan Business Corporation Act of 1972.

Under the provisions of its articles of incorporation, at March 31, 2017, Consumers had $1.1 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that under a variety of circumstances dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.

For the three months ended March 31, 2017, Consumers paid $148 million in dividends on its common stock to CMS Energy.

Issuance of Common Stock: In March 2017, CMS Energy entered into an updated continuous equity offering program permitting it to sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million. There have been no sales of securities under this program.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

				In Millions
	CMS Energy, including Consumers		Consumers
	March 31	December 31	March 31	December 31
	2017	2016	2017	2016
Assets[1]
Cash equivalents	$50	$44	$-	$-
Restricted cash equivalents	30	19	30	19
CMS Energy common stock	-	-	20	33
Nonqualified deferred compensation plan assets	12	12	9	8
DB SERP
Cash equivalents	-	3	-	2
Mutual funds	143	141	102	102
Derivative instruments
Commodity contracts	-	1	-	1
Total	$235	$220	$161	$165
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$12	$12	$9	$8
Derivative instruments
Commodity contracts	1	-	-	-
Total	$13	$12	$9	$8

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

Nonqualified Deferred Compensation Plan Assets and Liabilities: The nonqualified deferred compensation plan assets consist of mutual funds, which are valued using the daily quoted net asset values. CMS Energy and Consumers value their nonqualified deferred compensation plan liabilities based on the fair values of the plan assets, as they reflect what is owed to the plan participants in accordance with their investment elections. CMS Energy and Consumers report the assets in other non-current assets and the liabilities in other non-current liabilities on their consolidated balance sheets.

DB SERP Assets: The DB SERP cash equivalents consist of a money market fund with daily liquidity. The DB SERP invests in mutual funds that hold primarily fixed-income instruments of varying maturities. In order to meet their investment objectives, the funds hold investment-grade debt securities, and may invest a portion of their assets in high-yield securities, foreign debt, and derivative instruments. CMS Energy and Consumers value these funds using the daily quoted net asset values. CMS Energy and Consumers report their DB SERP assets in other non-current assets on their consolidated balance sheets. For additional details about DB SERP securities, see Note 6, Financial Instruments.

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

	In Millions
	March 31, 2017					December 31, 2016
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$18	$18	$-	$-	$18	$22	$22	$-	$-	$22
Notes receivable[2]	1,288	1,373	-	-	1,373	1,326	1,415	-	-	1,415
Securities held to maturity	12	12	-	12	-	13	13	-	13	-
Liabilities
Long-term debt[3]	9,919	10,345	-	9,367	978	9,504	9,953	-	8,990	963
Long-term payables[4]	18	18	-	-	18	17	17	-	-	17
Consumers
Assets
Long-term receivables[1]	$18	$18	$-	$-	$18	$22	$22	$-	$-	$22
Notes receivable[5]	45	45	-	-	45	45	45	-	-	45
Liabilities
Long-term debt[6]	5,724	5,999	-	5,021	978	5,628	5,903	-	4,940	963

1                   Includes current accounts receivable of $12 million at March 31, 2017 and December 31, 2016.

2                   Includes current portion of notes receivable of $205 million at March 31, 2017 and $219 million at December 31, 2016.

3                   Includes current portion of long-term debt of $790 million at March 31, 2017 and $864 million at December 31, 2016.

4                   Includes current portion of long-term payables of $1 million at March 31, 2017 and December 31, 2016.

5                   Includes current portion of notes receivable of $29 million at March 31, 2017 and December 31, 2016.

6                   Includes current portion of long-term debt of $305 million at March 31, 2017 and $375 million at December 31, 2016.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At March 31, 2017 and December 31, 2016, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

	In Millions
	March 31, 2017				December 31, 2016
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$142	$1	$-	$143	$141	$-	$-	$141
Held to maturity
Debt securities	12	-	-	12	13	-	-	13
Consumers
Available for sale
DB SERP
Mutual funds	$102	$-	$-	$102	$102	$-	$-	$102
CMS Energy common stock	2	18	-	20	4	29	-	33

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities. Debt securities classified as held to maturity consist primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.

7:                    NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

		In Millions
	March 31, 2017	December 31, 2016
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$157	$151
EnerBank notes receivable held for sale	19	39
State of Michigan tax settlement	29	29
Non-current
EnerBank notes receivable	1,064	1,088
State of Michigan tax settlement	19	19
Total notes receivable	$1,288	$1,326
Consumers
Current
State of Michigan tax settlement	$29	$29
Non-current
State of Michigan tax settlement	16	16
Total notes receivable	$45	$45

EnerBank notes receivable are unsecured consumer installment loans for financing home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses. In March 2017, EnerBank completed a sale of notes receivable, receiving proceeds of $19 million and recording an insignificant gain. At March 31, 2017, $19 million of notes receivable remained classified as held for sale; the fair value of notes receivable held for sale exceeded their carrying value. These notes are expected to be sold in 2017.

Authorized contractors pay fees to EnerBank to provide borrowers with same-as-cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $83 million at March 31, 2017 and $84 million at December 31, 2016. Unearned income associated with the loan fees for notes receivable held for sale was $4 million at March 31, 2017 and $8 million at December 31, 2016.

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

Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent consumer loans was $9 million at March 31, 2017 and $11 million at December 31, 2016.

At March 31, 2017 and December 31, 2016, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

8:                    RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.

CMS Energy and Consumers elected to adopt ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as of January 1, 2017.  For further details on the implementation of this standard, see Note 1, New Accounting Standards.

Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

			In Millions
	DB Pension Plan		OPEB Plan
Three Months Ended March 31	2017	2016	2017	2016
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$11	$11	$5	$5
Interest cost	22	21	13	12
Expected return on plan assets	(38)	(37)	(22)	(22)
Amortization of:
Net loss	20	17	8	5
Prior service cost (credit)	1	1	(9)	(10)
Net periodic cost (credit)	$16	$13	$(5)	$(10)
Consumers
Net periodic cost (credit)
Service cost	$11	$10	$5	$4
Interest cost	21	21	13	11
Expected return on plan assets	(37)	(36)	(21)	(20)
Amortization of:
Net loss	20	17	8	6
Prior service cost (credit)	1	1	(9)	(10)
Net periodic cost (credit)	$16	$13	$(4)	$(9)

9:                    INCOME TAXES

Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Three Months Ended March 31	2017	2016
CMS Energy, including Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.7	4.1
Accelerated flow-through of regulatory tax benefits[1]	(4.3)	(4.7)
Employee share-based awards	(1.9)	(2.2)
Other, net	(1.0)	(1.1)
Effective tax rate	32.5%	31.1%
Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.5	4.4
Accelerated flow-through of regulatory tax benefits[1]	(4.2)	(4.2)
Employee share-based awards	(1.7)	(2.0)
Other, net	(1.2)	(0.9)
Effective tax rate	32.4%	32.3%

1                   Since 2014, Consumers has followed a regulatory treatment ordered by the MPSC that accelerates the return of certain income tax benefits to customers. This change, which also accelerates Consumers’ recognition of the income tax benefits, reduced Consumers’ income tax expense by $13 million for the three months ended March 31, 2017 and by $11 million for the three months ended March 31, 2016.

10:          EARNINGS PER SHARE—CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

In Millions, Except Per Share Amounts
Three Months Ended March 31	2017	2016
Income available to common stockholders
Net income available to common stockholders – basic and diluted	$199	$164
Average common shares outstanding
Weighted-average shares – basic	278.9	276.7
Add dilutive nonvested stock awards	1.0	1.2
Weighted-average shares – diluted	279.9	277.9
Net income per average common share available to common stockholders
Basic	$0.71	$0.59
Diluted	0.71	0.59

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

11:          CASH AND CASH EQUIVALENTS

Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

		In Millions
	March 31	December 31
	2017	2016
CMS Energy, including Consumers
Cash and cash equivalents	$433	$235
Restricted cash and cash equivalents	30	19
Other non-current assets	-	3
Cash and cash equivalents, including restricted amounts	$463	$257
Consumers
Cash and cash equivalents	$182	$131
Restricted cash and cash equivalents	30	19
Other non-current assets	-	2
Cash and cash equivalents, including restricted amounts	$212	$152

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

Other Non-current Assets: The majority of cash equivalents classified as other non-current assets represent an investment in a money market fund held in the DB SERP rabbi trust. See Note 5, Fair Value Measurements for more information regarding the DB SERP.

Implementation of ASU 2016-18, Restricted Cash: CMS Energy and Consumers have early adopted the provisions of ASU 2016-18, Restricted Cash, which requires restricted cash and cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period amounts shown on the statement of cash flows. In addition, the standard requires that entities apply the new guidance retrospectively to all prior periods presented. Accordingly, CMS Energy and Consumers made the following adjustments to prior-period amounts on their consolidated statements of cash flows:

In Millions
Three Months Ended March 31	2016
CMS Energy, including Consumers
Increase (decrease) in:
Net cash used in investing activities	$(7)
Cash and cash equivalents, including restricted amounts, end of period	29
Consumers
Increase (decrease) in:
Net cash used in investing activities	$(8)
Cash and cash equivalents, including restricted amounts, end of period	29

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

Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

		In Millions
Three Months Ended March 31	2017	2016
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,036	$1,013
Gas utility	701	710
Enterprises	59	48
Other reconciling items	33	30
Total operating revenue – CMS Energy	$1,829	$1,801
Consumers
Operating revenue
Electric utility	$1,036	$1,013
Gas utility	701	710
Total operating revenue – Consumers	$1,737	$1,723
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$124	$91
Gas utility	87	81
Enterprises	12	6
Other reconciling items	(24)	(14)
Total net income available to common stockholders – CMS Energy	$199	$164
Consumers
Net income available to common stockholder
Electric utility	$124	$91
Gas utility	87	81
Total net income available to common stockholder – Consumers	$211	$172

		In Millions
	March 31, 2017	December 31, 2016
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$14,715	$14,540
Gas utility[1]	6,362	6,283
Enterprises	158	157
Other reconciling items	30	30
Total plant, property, and equipment, gross – CMS Energy	$21,265	$21,010
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$14,715	$14,540
Gas utility[1]	6,362	6,283
Other reconciling items	15	15
Total plant, property, and equipment, gross – Consumers	$21,092	$20,838
CMS Energy, including Consumers
Total assets
Electric utility[1]	$13,653	$13,429
Gas utility[1]	6,131	6,446
Enterprises	269	269
Other reconciling items	1,570	1,478
Total assets – CMS Energy	$21,623	$21,622
Consumers
Total assets
Electric utility[1]	$13,656	$13,430
Gas utility[1]	6,131	6,446
Other reconciling items	37	70
Total assets – Consumers	$19,824	$19,946

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk as previously disclosed in Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2016 Form 10-K.

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

Part II—Other Information

Item 1.    Legal Proceedings

CMS Energy, Consumers, and certain of their affiliates are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Part I—Item 3. Legal Proceedings, of the 2016 Form 10-K, see Part I—Item 1. Financial Statements—Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors as previously disclosed in Part I—Item 1A. Risk Factors, in the 2016 Form 10-K, which Risk Factors are incorporated herein by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

UNREGISTERED SALES OF EQUITY SECURITIES

None.

ISSUER REPURCHASES OF EQUITY SECURITIES

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended March 31, 2017:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2017 to
January 31, 2017	176,572	$42.29	-	-
February 1, 2017 to
February 28, 2017	741	42.62	-	-
March 1, 2017 to
March 31, 2017	103,594	45.01	-	-
Total	280,907	$43.29	-	-

1                   All of the common shares were repurchased to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the Performance Incentive Stock Plan. The value of shares repurchased is based on the market price on the vesting date.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On April 25, 2017, CMS Energy and JPMorgan Chase Bank, N.A., in its capacity as agent (the “Agent”) for itself and the other financial institutions (the “Banks”) named in the $180 million unsecured Term Loan Credit Agreement dated June 11, 2015 between CMS Energy, the Banks, and the Agent (the “Agreement”), agreed to extend the maturity date of the term loans made thereunder. The Agreement was previously filed as Exhibit 10.1 to the Form 8-K filed June 16, 2015 and is incorporated herein by reference. Subject to the terms of the Agreement, effective as of April 25, 2017, the maturity date will extend for a period of one year to April 25, 2019.

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

CMS ENERGY CORPORATION

Dated: April 30, 2017	By:	/s/ Thomas J. Webb

Thomas J. Webb

Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: April 30, 2017	By:	/s/ Thomas J. Webb

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

Thirty-Fifth Supplemental Indenture dated as of February 13, 2017 between CMS Energy and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed February 13, 2017 and incorporated herein by reference)

4.2	—

128th Supplemental Indenture dated as of February 22, 2017 between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed February 22, 2017 and incorporated herein by reference)

10.1[2]	—	Form of Officer Separation Agreement as of January 2017 (Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2016 and incorporated herein by reference)
10.2[2]	—	CMS Energy’s Deferred Salary Savings Plan, as amended and restated, effective January 1, 2017
10.3[2]	—	CMS Energy’s Performance Incentive Stock Plan as amended and restated, effective March 7, 2017
10.4[1]	—	Description of the second $180,000,000 Term Loan Credit Agreement Extension
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[3]	—	XBRL Instance Document
101.SCH[3]	—	XBRL Taxonomy Extension Schema
101.CAL[3]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[3]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[3]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[3]	—	XBRL Taxonomy Extension Presentation Linkbase

1                   Obligations of CMS Energy or its subsidiaries, but not of Consumers.

2                   Management contract or compensatory plan or arrangement.

3                   The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”

EXHIBITS