Form 10-Q
period 2017-06-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2017-07-28
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

CMS Energy Corporation: ☐	Consumers Energy Company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CMS Energy Corporation: Yes ☐ No ☒	Consumers Energy Company: Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 11, 2017:

CMS Energy Corporation:
CMS Energy Common Stock, $0.01 par value
(including 443,148 shares owned by Consumers Energy Company)	282,012,704
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended June 30, 2017

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

Dodd-Frank Act
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

EBITDA
Earnings before interest, taxes, depreciation, and amortization

EEI
Edison Electric Institute, an association representing all U.S. investor-owned electric companies

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

CMS Energy and Consumers earn revenue and generate cash from operations by providing electric and natural gas utility services; electric distribution, transmission, and generation; gas transmission, storage, and distribution; and other energy-related services. Their businesses are affected primarily by:

•                 regulation and regulatory matters

•                 economic conditions

•                 weather

•                 energy commodity prices

•                 interest rates

•                 their securities’ credit ratings

CMS Energy’s purpose is to achieve world class performance to enable delivering hometown service. CMS Energy is focused on the “triple bottom line” of people, planet, and profit, which is underpinned by performance. This purpose and focus enhance and are supported by CMS Energy’s and Consumers’ business strategy, whose key elements are safe and excellent operations, customer value, utility investment, fair and timely regulation, and consistent financial performance. The companies are committed to sustainable business practices and to a strong ethical culture. Consumers’ 2017 Sustainability Report, which is available to the public, describes the progress that Consumers has made in the four foundational areas of safe and excellent operations, environmental quality, social responsibility, and economic prosperity. In a 2016 report published by Sustainalytics, a global leader in sustainability research and analysis, CMS Energy scored the highest among 54 U.S. utilities in environmental, social, and governance performance.

Safe and Excellent Operations

The safety of employees, customers, and the general public remains a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. The number of recordable safety incidents in 2016 was the lowest in Consumers’ history and its incident rate was the lowest among its EEI peer group.

Customer Value

Consumers places a high priority on customer value. Consumers’ capital investment program is aimed at improving safety and increasing electric and gas reliability, which has resulted in measureable improvements in customer satisfaction.

Additionally, Consumers has undertaken several initiatives to keep electricity and natural gas affordable for its customers. These initiatives include the adoption of a lean operating model that is focused on completing work safely and correctly the first time, thus minimizing rework and waste, while delivering services on time. Other cost-saving initiatives undertaken by Consumers include accelerated pension funding, employee and retiree health care cost sharing, replacement of coal-fueled generation with more efficient gas-fueled generation, targeted infrastructure investment, including the installation of smart meters, negotiated labor agreements, information and control system efficiencies, and productivity improvements. In addition, Consumers’ gas commodity costs declined by 68 percent from 2006 through 2016, due not only to a decrease in market prices but also to Consumers’ improvements to its gas infrastructure and optimization of its gas purchasing and storage strategy. These gas commodity savings are passed on to customers.

In December 2016, Consumers and Entergy reached an agreement to terminate their PPA in May 2018, four years ahead of schedule. Under the PPA, Consumers purchases virtually all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. The prices that Consumers pays under the PPA, and which it recovers from its electric customers, are presently higher than the cost to purchase electricity from the market operated by MISO. Under the agreement, Consumers will make a termination payment of $172 million to Entergy. Consumers expects that, as a result of terminating the PPA, its electric customers will realize substantial savings from lower future energy and capacity costs. Actual savings will depend on market conditions. The agreement is contingent on the MPSC’s approval of Consumers’ recovery in electric rates of the termination payment. The MPSC has indicated that it will make a final determination on this recovery by the end of September 2017, after full evaluation of the prudency of the termination payment and of how the termination will impact Michigan’s electric reliability and resource adequacy.

Utility Investment

Consumers expects to make capital investments of $18 billion from 2017 through 2026. While it has substantially more investment opportunities that would add customer value, Consumers has limited its capital investment program to those investments it believes are needed to provide safe, reliable, and affordable service to its customers. Consumers’ capital investment program is expected to result in annual rate-base growth of six to eight percent. This rate-base growth, together with cost-control initiatives, should allow Consumers to maintain sustainable customer base rate increases (excluding PSCR and GCR charges) at or below the rate of inflation.

Presented in the following illustration are planned capital investments of $9.0 billion that Consumers expects to make from 2017 through 2021:

Gas distribution ($4.0 billion)

Electric distribution ($4.0 billion)

Electric supply ($1.0 billion)

Consumers’ planned distribution capital investments of $8.0 billion represent projects to maintain its gas and electric systems, enhance reliability, and improve customer satisfaction. These investments comprise $4.0 billion at the gas utility to sustain deliverability, enhance pipeline integrity and safety, replace mains, and enhance transmission and storage systems, and $4.0 billion at the electric utility to strengthen circuits and substations and replace poles. Consumers also expects to spend $1.0 billion on electric supply investments, representing new generation, including renewable generation, and environmental investments needed to comply with state and federal laws and regulations.

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

•                 Gas Rate Case: In August 2016, Consumers filed an application with the MPSC seeking an annual rate increase of $90 million, based on a 10.6 percent authorized return on equity. In March 2017, Consumers reduced its requested annual rate increase to $80 million. The filing seeks approval of two rate adjustment mechanisms: one that would reconcile annually Consumers’ actual nonfuel revenues with the revenues approved by the MPSC, and another that would provide for additional annual rate increases of $35 million beginning in 2018 and another $35 million beginning in 2019 for incremental investments that Consumers plans to make in those years, subject to reconciliation. The MPSC issued an order in January 2017, limiting Consumers’ self-implementation to an annual rate increase of $20 million. Accordingly, in January 2017, Consumers self-implemented an annual rate increase of $20 million, subject to refund with interest. A final order is expected at the end of July 2017.

In December 2016, Michigan’s governor signed the 2016 Energy Law, which became effective in April 2017. Among other things, the 2016 Energy Law:

•                 raises the renewable energy standard from the present ten-percent requirement to 12.5 percent in 2019 and 15 percent in 2021

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

CMS Energy’s and Consumers’ operations are subject to various state and federal environmental and health and safety laws and regulations. The companies are monitoring numerous legislative and regulatory initiatives, including those to regulate greenhouse gases, and related litigation. They are also monitoring potential changes in policy under the Trump administration. While CMS Energy and Consumers cannot predict the outcome of these matters, they intend to continue to move forward with their clean energy plan, their carbon reduction goals, and their emphasis on supply diversity. Environmental statutes and regulations are expected to continue to have a material effect on CMS Energy and Consumers.

Financial Performance

For the six months ended June 30, 2017, CMS Energy’s net income available to common stockholders was $291 million and diluted EPS were $1.04. This compares with net income available to common stockholders of $288 million and diluted EPS of $1.04 for the six months ended June 30, 2016. In 2017, benefits from electric and gas rate increases and higher weather-adjusted electric and gas deliveries were offset by higher depreciation and property taxes on increased plant in service and by the impacts of mild weather on electric and gas sales.

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

Consumers expects that continued economic growth in its service territory will drive its total electric deliveries to increase annually by about one-half percent on average through 2021. Excluding the impacts of energy waste reduction programs, Consumers expects its total electric deliveries to increase by about 1.5 percent annually through 2021. Consumers is projecting that its gas deliveries will remain stable through 2021. This outlook reflects growth in gas demand offset by energy efficiency and conservation.

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

RESULTS OF OPERATIONS

CMS Energy Consolidated Results of Operations

	In Millions, Except Per Share Amounts
	Three Months Ended			Six Months Ended
June 30	2017	2016	Change	2017	2016	Change
Net Income Available to Common Stockholders	$92	$124	$(32)	$291	$288	$3
Basic Earnings Per Share	$0.33	$0.45	$(0.12)	$1.04	$1.04	$-
Diluted Earnings Per Share	$0.33	$0.45	$(0.12)	$1.04	$1.04	$-

	In Millions
	Three Months Ended			Six Months Ended
June 30	2017	2016	Change	2017	2016	Change
Electric utility	$94	$113	$(19)	$218	$204	$14
Gas utility	9	18	(9)	96	99	(3)
Enterprises	7	3	4	19	9	10
Corporate interest and other	(18)	(10)	(8)	(42)	(24)	(18)
Net Income Available to Common Stockholders	$92	$124	$(32)	$291	$288	$3

Presented in the following table are specific after-tax changes to net income available to common stockholders:

	In Millions
	June 30, 2017 better/(worse) than 2016
Reasons for the change	Three Months Ended			Six Months Ended
Consumers electric utility and gas utility
Electric sales
Weather	$ (4)			$ (7)
Non-weather	-	$ (4)		8	$ 1
Gas sales
Weather	(11)			(13)
Non-weather	4	(7)		3	(10)
Electric rate increase		14			33
Gas rate increase		2			8
Property tax settlement		-			7
Depreciation and property taxes, net		(15)			(33)
Operating and maintenance costs		(13)			(8)
Other, including intercompany gain		(5)	$ (28)		13	$ 11
Enterprises
Subsidiary earnings			4			10
Corporate interest and other
Elimination of intercompany gain			-			(9)
Michigan tax settlement in 2016			(5)			(5)
Other			(3)			(4)
Total change			$ (32)			$ 3

Consumers Electric Utility Results of Operations

						In Millions
	Three Months Ended			Six Months Ended
June 30	2017	2016	Change	2017	2016	Change
Net Income Available to Common Stockholders	$94	$113	$(19)	$218	$204	$14
Reasons for the change
Electric deliveries and rate increases			$19			$64
Maintenance and other operating expenses			(23)			(20)
Depreciation and amortization			(17)			(30)
General taxes			(2)			7
Other income, net of expenses			(2)			4
Interest charges			(3)			(4)
Income taxes			9			(7)
Total change			$(19)			$14

Following is a discussion of significant changes to net income available to common stockholders.

Electric Deliveries and Rate Increases: For the three months ended June 30, 2017, electric delivery revenues increased $19 million compared with 2016. This change reflected a $22 million rate increase and a $6 million increase in energy efficiency program revenues, offset partially by $9 million in lower sales due primarily to milder weather. Deliveries to end-use customers were 9.0 billion kWh in 2017 and 9.1 billion kWh in 2016.

For the six months ended June 30, 2017, electric delivery revenues increased $64 million compared with 2016. This change reflected a $54 million rate increase, $11 million in higher weather-adjusted deliveries, an $8 million increase in energy efficiency program revenues, and a $3 million increase in other revenues. The increases were offset partially by $12 million in lower sales due to milder weather. Deliveries to end-use customers were 18.2 billion kWh in 2017 and in 2016.

Maintenance and Other Operating Expenses: For the three months ended June 30, 2017, maintenance and other operating expenses increased $23 million compared with 2016. This change reflected increases of $10 million in service restoration costs following severe storms, $6 million in energy efficiency program costs, and $6 million in forestry and other operating and maintenance expenses. Also contributing to the change was the absence, in 2017, of a $4 million benefit associated with a State of Michigan use tax settlement. These increases were offset partially by a $3 million decrease in postretirement benefit costs, reflecting a $5 million reduction associated with the early adoption of a new accounting standard, less $2 million of cost increases. For additional details on the implementation of this standard, see Note 1, New Accounting Standards.

For the six months ended June 30, 2017, maintenance and other operating expenses increased $20 million compared with 2016. This change reflected increases of $15 million in service restoration costs following severe storms, $8 million in energy efficiency program costs, and $7 million in forestry and other operating and maintenance expenses. Also contributing to the change was the absence, in 2017, of a $4 million benefit associated with a State of Michigan use tax settlement. These increases were offset partially by the absence, in 2017, of $8 million in expenses at the seven coal-fuel electric generating units that Consumers retired in April 2016. The increases were also offset partially by a $6 million decrease in postretirement benefit costs, reflecting an $10 million reduction associated with the early adoption of a new accounting standard, less $4 million of cost increases. For additional details on the implementation of this standard, see Note 1, New Accounting Standards.

Depreciation and Amortization: For the three months ended June 30, 2017, depreciation and amortization expense increased $17 million compared with 2016, and for the six months ended June 30, 2017, depreciation and amortization expense increased $30 million compared with 2016. These increases were due primarily to increased plant in service.

General Taxes: For the six months ended June 30, 2017, general taxes decreased $7 million compared with 2016. This change was due to a $10 million benefit from the settlement of a property tax appeal related to Consumers’ Zeeland plant, offset partially by a $3 million increase in property taxes.

Other Income, Net of Expenses: For the three months ended June 30, 2017, other income, net of expenses, decreased $2 million compared with 2016. This change was due to a $4 million reduction in nonoperating retirement benefit credits associated with the early adoption of a new accounting standard, offset partially by a $2 million increase in other income, net of expenses. For additional details on the implementation of this standard, see Note 1, New Accounting Standards.

For the six months ended June 30, 2017, other income, net of expenses, increased $4 million compared with 2016. This change was due to a $9 million gain on a donation of CMS Energy stock by Consumers, which was eliminated on CMS Energy’s consolidated statements of income, and a $3 million increase in other income, net of expenses. These increases were offset partially by an $8 million reduction in nonoperating retirement benefit credits associated with the early adoption of a new accounting standard. For additional details on the implementation of this standard, see Note 1, New Accounting Standards.

Interest Charges: For the three months ended June 30, 2017, interest charges increased $3 million compared with 2016, and for the six months ended June 30, 2017, interest charges increased $4 million compared with 2016. These changes were attributable primarily to higher average debt levels.

Income Taxes: For the three months ended June 30, 2017, income taxes decreased $9 million compared with 2016, attributable to lower electric utility earnings.

For the six months ended June 30, 2017, income taxes increased $7 million compared with 2016, attributable to higher electric utility earnings.

Consumers Gas Utility Results of Operations

						In Millions
	Three Months Ended			Six Months Ended
June 30	2017	2016	Change	2017	2016	Change
Net Income Available to Common Stockholders	$9	$18	$(9)	$96	$99	$(3)
Reasons for the change
Gas deliveries and rate increases			$(4)			$6
Maintenance and other operating expenses			-			10
Depreciation and amortization			(4)			(15)
General taxes			(1)			(4)
Other income, net of expenses			(4)			(2)
Interest charges			(1)			(1)
Income taxes			5			3
Total change			$(9)			$(3)

Following is a discussion of significant changes to net income available to common stockholders.

Gas Deliveries and Rate Increases: For the three months ended June 30, 2017, gas delivery revenues decreased $4 million compared with 2016. This change reflected $10 million in lower sales due primarily to milder weather, offset partially by $4 million attributable to a January 2017 self-implemented rate increase and a $2 million increase in other revenues. Deliveries to end-use customers were 43 bcf in 2017 and 49 bcf in 2016.

For the six months ended June 30, 2017, gas delivery revenues increased $6 million compared with 2016. This change reflected $10 million attributable to a January 2017 self-implemented rate increase, a $2 million increase in energy efficiency program revenues, and a $6 million increase in other revenues. These changes were offset partially by a $12 million decrease in sales due primarily to milder weather. Deliveries to end-use customers were 162 bcf in 2017 and 170 bcf in 2016.

Maintenance and Other Operating Expenses: For the six months ended June 30, 2017, maintenance and other operating expenses decreased $10 million compared with 2016. This change was due to $6 million in lower gas distribution and customer operations expense and a $2 million reduction in uncollectible accounts expense. Also contributing to the change was a $4 million decrease in postretirement benefit costs, reflecting an $7 million reduction associated with the early adoption of a new accounting standard, less $3 million of cost increases. For additional details on the implementation of this standard, see Note 1, New Accounting Standards. These decreases were offset partially by a $2 million increase in energy efficiency program costs.

Depreciation and Amortization: For the three months ended June 30, 2017, depreciation and amortization expense increased $4 million compared with 2016, and for the six months ended June 30, 2017, depreciation and amortization expense increased $15 million compared with 2016. These increases were due primarily to increased plant in service.

General Taxes: For the six months ended June 30, 2017, general taxes increased $4 million compared with 2017, due to increased property taxes, reflecting higher capital spending.

Other Income, Net of Expenses: For the three months ended June 30, 2017, other income, net of expenses, decreased $4 million compared with 2016. This change was due to a $3 million reduction in nonoperating retirement benefit credits associated with the early adoption of a new accounting standard and a $1 million decrease in other income, net of expenses. For additional details on the implementation of this standard, see Note 1, New Accounting Standards.

For the six months ended June 30, 2017, other income, net of expenses, decreased $2 million compared with 2016. This change was due to a $5 million reduction in nonoperating retirement benefit credits associated with the early adoption of a new accounting standard and a $2 million decrease in other income, net of expenses. For additional details on the implementation of this standard, see Note 1, New Accounting Standards. These reductions were offset partially by a $5 million gain on a donation of CMS Energy stock by Consumers, which was eliminated on CMS Energy’s consolidated statements of income.

Income Taxes: For the three months ended June 30, 2017, income taxes decreased $5 million compared with 2016, and for the six months ended June 30, 2017, income taxes decreased $3 million compared with 2016. These reductions were attributable to lower gas utility earnings.

Enterprises Results of Operations

					In Millions
	Three Months Ended			Six Months Ended
June 30	2017	2016	Change	2017	2016	Change
Net Income Available to Common Stockholders	$7	$3	$4	$19	$9	$10

For the three months ended June 30, 2017, net income of the enterprises segment increased $4 million compared with 2016, and for the six months ended June 30, 2017, net income of the enterprises segment increased $10 million compared with 2016. These changes were due primarily to higher prices for capacity and demand revenue at DIG.

Corporate Interest and Other Results of Operations

					In Millions
	Three Months Ended			Six Months Ended
June 30	2017	2016	Change	2017	2016	Change
Net Income (Loss) Available to Common Stockholders	$(18)	$(10)	$(8)	$(42)	$(24)	$(18)

For the three months ended June 30, 2017, corporate interest and other net expenses increased $8 million compared with 2016, due primarily to the absence, in 2017, of a settlement reached with the Michigan Department of Treasury that resulted in a $2 million after-tax reduction in general taxes and a $3 million reduction in income tax expense. Also contributing to the increase were $2 million of higher administrative and other corporate expenses and $1 million of lower net earnings at EnerBank.

For the six months ended June 30, 2017, corporate interest and other net expenses increased $18 million compared with 2016, due primarily to the elimination of a $9 million after-tax gain resulting from the donation of CMS Energy stock by Consumers, $3 million of higher administrative and other corporate expenses and $1 million of lower net earnings at EnerBank. Also contributing to the increase was the absence, in 2017, of a settlement reached with the Michigan Department of Treasury that resulted in a $2 million after-tax reduction in general taxes and a $3 million reduction in income tax expense.

CASH POSITION, INVESTING, AND FINANCING

At June 30, 2017, CMS Energy had $441 million of consolidated cash and cash equivalents, which included $23 million of restricted cash and cash equivalents. At June 30, 2017, Consumers had $364 million of consolidated cash and cash equivalents, which included $21 million of restricted cash and cash equivalents. For additional details, see Note 11, Cash and Cash Equivalents.

Operating Activities

Presented in the following table are specific components of net cash provided by operating activities for the six months ended June 30, 2017 and 2016:

			In Millions
Six Months Ended June 30	2017	2016	Change
CMS Energy, including Consumers
Net income	$292	$289	$3
Non-cash transactions[1]	638	574	64
Changes in core working capital[2]	235	274	(39)
Postretirement benefits contributions	(7)	(4)	(3)
Changes in other assets and liabilities, net	(39)	(32)	(7)
Net cash provided by operating activities	$1,119	$1,101	$18
Consumers
Net income	$315	$304	$11
Non-cash transactions[1]	656	567	89
Changes in core working capital[2]	239	301	(62)
Postretirement benefits contributions	(5)	(2)	(3)
Changes in other assets and liabilities, net	(80)	(38)	(42)
Net cash provided by operating activities	$1,125	$1,132	$(7)

1              Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, and other non-cash operating activities and reconciling adjustments.

2              Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

For the six months ended June 30, 2017, net cash provided by operating activities at CMS Energy increased $18 million compared with 2016 and net cash provided by operating activities at Consumers decreased $7 million compared with 2016. At both CMS Energy and Consumers, higher net income, net of non-cash transactions, and higher collections from customers, including higher PSCR overrecoveries, were offset partially by lower gas sales as a result of milder weather. The change at Consumers also reflected the absence, in 2017, of a reimbursement received from CMS Energy in 2016 for a prior-year postretirement benefits contribution.

Investing Activities

Presented in the following table are specific components of net cash used in investing activities for the six months ended June 30, 2017 and 2016:

			In Millions
Six Months Ended June 30	2017	2016	Change
CMS Energy, including Consumers
Capital expenditures	$(746)	$(817)	$71
Increase in EnerBank notes receivable	(25)	(43)	18
Proceeds from the sale of EnerBank notes receivable	19	-	19
Costs to retire property and other investing activities	(54)	(51)	(3)
Net cash used in investing activities	$(806)	$(911)	$105
Consumers
Capital expenditures	$(741)	$(813)	$72
Costs to retire property and other investing activities	(61)	(52)	(9)
Net cash used in investing activities	$(802)	$(865)	$63

For the six months ended June 30, 2017, net cash used in investing activities at CMS Energy decreased $105 million compared with 2016 and net cash used in investing activities at Consumers decreased $63 million compared with 2016. These changes were due primarily to lower capital expenditures at Consumers. The change at CMS Energy also reflected slower growth in EnerBank consumer lending and proceeds from the sale of EnerBank notes receivable in 2017.

Financing Activities

Presented in the following table are specific components of net cash used in financing activities for the six months ended June 30, 2017 and 2016:

			In Millions
Six Months Ended June 30	2017	2016	Change
CMS Energy, including Consumers
Issuance of debt	$923	$329	$594
Issuance of common stock	76	66	10
Net increase (decrease) in EnerBank certificates of deposit	(27)	12	(39)
Payment of dividends on common and preferred stock	(188)	(173)	(15)
Retirement of debt	(488)	(42)	(446)
Decrease in notes payable	(398)	(249)	(149)
Payment of capital leases and other financing activities	(27)	(15)	(12)
Net cash used in financing activities	$(129)	$(72)	$(57)
Consumers
Issuance of debt	$349	$-	$349
Stockholder contribution from CMS Energy	450	275	175
Payment of dividends on common and preferred stock	(237)	(214)	(23)
Retirement of debt	(263)	(12)	(251)
Decrease in notes payable	(398)	(249)	(149)
Payment of capital leases and other financing activities	(12)	(1)	(11)
Net cash used in financing activities	$(111)	$(201)	$90

For the six months ended June 30, 2017, net cash used in financing activities at CMS Energy increased $57 million compared with 2016 and net cash used in financing activities at Consumers decreased $90 million compared with 2016. These changes reflected higher debt retirements and higher repayments under Consumers’ commercial paper program offset partially by higher debt issuances. At Consumers, the decrease was due to an increased stockholder contribution from CMS Energy.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization—Dividend Restrictions. For the six months ended June 30, 2017, Consumers paid $236 million in dividends on its common stock to CMS Energy.

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

In March 2017, CMS Energy entered into an updated continuous equity offering program. Under this program, CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million. In June 2017, CMS Energy issued common stock under this program and received net proceeds of $70 million.

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

At June 30, 2017, CMS Energy had $549 million of its secured revolving credit facility available and Consumers had $891 million available. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity. At June 30, 2017, no commercial paper notes were outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Note 4, Financings and Capitalization.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At June 30, 2017, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of June 30, 2017, as presented in the following table:

June 30, 2017
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

Off-Balance-Sheet Arrangements

CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $153 million at June 30, 2017. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments—Guarantees.

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

Under its existing energy optimization plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs. In March 2017, Consumers filed applications with the MPSC for approval of an energy waste reduction plan that would amend and expand Consumers’ existing energy optimization plan and allow for recovery of increased investments to meet the requirements of the 2016 Energy Law. In July 2017, Consumers filed with the MPSC a partial settlement agreement addressing the amendments to its 2017 energy optimization plan. The agreement authorized the increased investments proposed for 2017, but deferred ruling on the financial incentive that Consumers may earn for exceeding savings targets during the year.

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

Consumers expects that under its Smart Energy program it will have installed a total of 1.8 million smart meters and 600,000 communication modules throughout its service territory by the end of 2017. As of June 30, 2017, Consumers had upgraded 1.7 million electric customers to smart meters and had installed 585,000 communication modules on gas meters.

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

Additionally, in May 2017, Consumers reached an agreement with T.E.S. Filer City to amend their PPA in anticipation of the conversion of T.E.S. Filer City’s plant to use natural gas as its primary fuel instead of coal. The conversion is expected to increase the amount of capacity and energy produced by the plant from 73 MW to 225 MW. Under the amendment to the PPA, Consumers will purchase the increased capacity and electricity generated by the converted facility for 15 years. The original PPA was set to expire in 2025. The amendment is contingent on approval by the MPSC and on a finding by FERC that sales made under the amended PPA are exempt from, or authorized under, Section 205 of the Federal Power Act.

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

In conjunction with its renewable energy plan, Consumers signed a 15-year agreement in 2015 to purchase renewable capacity, energy, and RECs from a 100-MW wind park to be constructed in Huron County, Michigan. The wind park is expected to be operational by the end of 2017. In addition, Consumers has obtained the MPSC’s approval to construct two additional phases at its Cross Winds®

Energy Park. Phase II of the park, with a nameplate capacity of 44 MW, is expected to be operational in early 2018, while Phase III, with a nameplate capacity of 76 MW, is expected to be operational in 2020. Consumers began construction of Phase II in June 2017. Both phases of the project are expected to qualify for certain federal production tax credits, which are expected to generate cost savings that will be passed on to customers.

In June 2017, Consumers issued requests for proposals to acquire up to 450 MW of wind and solar generation projects within MISO’s service territory, specifically wind generation projects ranging in size from 100 MW to 200 MW and up to 100 MW of solar generation projects at least 10 MW in size. Consumers is interested in wind and solar generation projects to support its renewable energy plan and its future energy and capacity needs. Any contracts entered into as a result of the request for proposals would be subject to MPSC approval.

Voluntary Large Customer Renewable Energy Pilot Program: In May 2017, Consumers filed an application with the MPSC proposing a pilot program that would provide large full-service electric customers with the opportunity to advance the development of renewable energy beyond the requirements of the 2016 Energy Law. Under the pilot program, customers would have the ability to match up to 100 percent of their energy use with renewable energy generated from wind resources.

Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are largely dependent on Michigan’s economy. Consumers expects weather-adjusted electric deliveries to increase in 2017 by about one-half percent compared with 2016.

Over the next five years, Consumers plans conservatively for average electric delivery growth of about one-half percent annually. This increase reflects growth in electric demand, offset partially by the predicted effects of energy waste reduction programs and appliance efficiency standards. Actual delivery levels will depend on:

•                 energy conservation measures and results of energy waste reduction programs

•                 weather fluctuations

•                 Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity

Electric ROA: Under existing Michigan law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. At June 30, 2017, electric deliveries under the ROA program were at the ten-percent limit. Of Consumers’ 1.8 million electric customers, 302 customers, or 0.02 percent, purchased electric generation service under the ROA program.

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

Palisades PPA: In December 2016, Consumers and Entergy reached an agreement to terminate their PPA in May 2018, four years ahead of schedule. Under the PPA, Consumers purchases virtually all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. The prices that Consumers pays under the PPA, and which it recovers from its electric customers through the PSCR ratemaking process, are presently higher than the cost to purchase electricity from the market operated by MISO. In exchange for early termination, Consumers agreed to pay Entergy $172 million on the termination date.

The agreement is subject to MPSC approval. In February 2017, Consumers requested authorization to recover the termination payment through securitization. The MPSC indicated that it will make a final determination on the securitization filing by the end of September 2017. If the MPSC does not approve Consumers’ request by September 30, 2017, the agreement will be null and void (unless otherwise extended) and the PPA will continue until April 2022 under its original terms.

Depreciation Rate Case: In November 2016, Consumers filed a depreciation rate case related to its Ludington electric utility property, requesting to increase depreciation expense by $15 million annually. In July 2017, the MPSC approved a settlement agreement authorizing Consumers to recover an increase in depreciation expense of $2 million annually, based on December 31, 2015 balances. The new depreciation rates will go into effect with a final order in Consumers’ next electric rate case following the electric rate case filed in 2017.

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

Air Quality: CSAPR, which became effective in 2015, requires Michigan and 27 other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states. In September 2016, the EPA finalized new ozone season standards for CSAPR, which became effective in May 2017. CSAPR is presently being litigated; however, any decision will not impact Consumers’ compliance strategy, as Consumers expects its emissions to be within the CSAPR allowance allocations.

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

In 2015, the EPA released its new rule to lower the NAAQS for ozone. The new ozone NAAQS will make it more difficult to construct or modify power plants in many areas of the country, including some parts of Michigan, if the areas are designated to be in nonattainment of the new standard. The NAAQS for ozone are presently being litigated and the EPA’s decision on nonattainment areas has been delayed from October 2017 to October 2018. Consumers is monitoring the designation process of this rule, as well as the litigation, but does not anticipate any impact on its electric generating units.

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

Also in 2015, the EPA published final rules pursuant to Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units, calling the rules the “Clean Power Plan.” The rules required a 32-percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels), and states choosing not to develop their own implementation plans would be subject to the federal plan. Certain states, corporations, and industry groups initiated litigation opposing the proposed Clean Power Plan, and in 2016, the U.S. Supreme Court stayed the Clean Power Plan while the litigation proceeded. In March 2017, the Trump administration issued an executive order directing the

EPA and other federal agencies to review rules and policies that burden domestic energy production, including the Clean Power Plan. The EPA subsequently filed motions to hold the Section 111(b) and Clean Power Plan litigation in abeyance while it reconsiders the rule. Consumers does not expect that any changes to the Clean Power Plan will have an adverse impact on its environmental strategy.

In 2015, a group of 195 countries finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. As part of this agreement, the United States pledged a 26-percent reduction in greenhouse gas emissions by 2025 (with aspirations to achieve a 28-percent reduction) compared with 2005 levels. These targets are in line with the now-stayed Clean Power Plan targets. While these emission reduction commitments are non-binding, they will be governed by the Clean Power Plan should it survive judicial and administrative scrutiny. The Trump administration has now withdrawn from the Paris Agreement, but also stated a desire to renegotiate a new agreement in the future. Consumers does not expect any adverse changes to its environmental strategy as a result of these events.

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

CCRs: In 2015, the EPA published a final rule regulating CCRs, such as coal ash, under RCRA. The final rule adopts minimum standards for beneficially reusing and disposing of non-hazardous CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information. The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non-CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. Consumers continues to develop work plans for submission to the MDEQ for concurrence to ensure coordination between federal and state requirements. Furthermore, Congress passed legislation in December 2016 that allows states to develop a permitting program for CCR under RCRA, and Michigan is taking steps to adopt such a program. As a result, Consumers may need to adjust its recorded ARO associated with coal ash disposal sites depending on the outcome of its submissions to the MDEQ and on a future RCRA permitting program under MDEQ, if the EPA approves a state-level program. Consumers has historically been authorized to recover in electric rates costs incurred related to cleanup and closure of coal ash disposal sites.

Water: The EPA’s rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act became effective in 2014. The rule is aimed at reducing alleged harmful impacts on fish and shellfish. In 2015, the EPA released its final effluent limitation guidelines, which set stringent new requirements for the discharge from electric generating units into wastewater streams. In April 2017, the EPA announced a decision to reconsider the final effluent limitation guidelines, which are being litigated, and administratively stayed and delayed the compliance dates. Consumers believes that its environmental strategy will allow it to achieve compliance with the final rule, should it survive reconsideration and judicial review.

In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule redefining “waters of the United States,” which designates the EPA’s jurisdiction under the Clean Water Act. Numerous states and other interested parties, including Michigan’s Attorney General, have filed suits in federal courts to block the rule, which was stayed in October 2015. The Trump administration issued an executive order in February 2017 directing the EPA and the U.S. Army Corps of Engineers to re-examine the “waters of the United States” rule. In June 2017, the EPA and the U.S. Army Corps of Engineers indicated that they intend to rescind the rule and revert to regulatory language that had been in effect prior to the June 2015 final rule. Consumers does not expect any adverse changes to its environmental strategy as a result of these events.

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

Enterprises Outlook and Uncertainties

The primary focus with respect to CMS Energy’s non-utility businesses is to maximize the value of their generating assets, which represent 1,079 MW of capacity, and to pursue opportunities for the development of renewable generation projects.

T.E.S. Filer City plans to convert its plant to use natural gas as its primary fuel instead of coal. The conversion is expected to increase the amount of capacity and energy produced by the plant from 73 MW to 225 MW. In May 2017, in anticipation of the planned conversion, T.E.S. Filer City reached an agreement with Consumers to amend their PPA. Under the amendment to the PPA, Consumers will purchase the increased capacity and electricity generated by the converted facility for 15 years. The original PPA was set to expire in 2025. The amendment is contingent on approval by the MPSC and on a finding by FERC that sales made under the amended PPA are exempt from, or authorized under, Section 205 of the Federal Power Act.

CMS Enterprises completed the development and construction of a 2.5-MW solar project in Phillips, Wisconsin; the facility began operations in May 2017. Energy produced by the solar project is sold to a local power cooperative through a 25-year PPA.

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

Other Outlook and Uncertainties

EnerBank: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank represented four percent of CMS Energy’s net assets at June 30, 2017 and five percent of CMS Energy’s net income available to common stockholders for the six months ended June 30, 2017. The carrying value of EnerBank’s loan portfolio was $1.3 billion at June 30, 2017. Its loan portfolio was funded primarily by certificates of deposit of $1.2 billion. The twelve-month rolling average net default rate on loans held by EnerBank was 1.1 percent at June 30, 2017. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of June 30, 2017.

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

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Income (Unaudited)

		In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2017	2016	2017	2016

Operating Revenue	$1,449	$1,371	$3,278	$3,172

Operating Expenses
Fuel for electric generation	125	97	242	222
Purchased and interchange power	373	365	706	711
Purchased power – related parties	21	21	43	43
Cost of gas sold	111	91	447	445
Maintenance and other operating expenses	315	286	605	589
Depreciation and amortization	197	176	459	414
General taxes	66	60	147	147
Total operating expenses	1,208	1,096	2,649	2,571

Operating Income	241	275	629	601

Other Income (Expense)
Interest income	2	2	7	3
Allowance for equity funds used during construction	2	3	4	6
Income from equity method investees	3	3	7	7
Nonoperating retirement benefits, net	4	10	7	20
Other income	-	2	2	5
Other expense	(2)	(4)	(4)	(7)
Total other income	9	16	23	34

Interest Charges
Interest on long-term debt	103	103	203	203
Other interest expense	8	7	16	14
Allowance for borrowed funds used during construction	(1)	(2)	(2)	(3)
Total interest charges	110	108	217	214

Income Before Income Taxes	140	183	435	421
Income Tax Expense	47	58	143	132

Net Income	93	125	292	289
Income Attributable to Noncontrolling Interests	1	1	1	1

Net Income Available to Common Stockholders	$92	$124	$291	$288

Basic Earnings Per Average Common Share	$0.33	$0.45	$1.04	$1.04
Diluted Earnings Per Average Common Share	$0.33	$0.45	$1.04	$1.04

Dividends Declared Per Common Share	$0.3325	$0.3100	$0.6650	$0.6200

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

		In Millions
	Three Months Ended		Six Months Ended
June 30	2017	2016	2017	2016

Net Income	$93	$125	$292	$289

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- for all periods	1	1	1	1
Amortization of prior service credit, net of tax of $- for all periods	-	(1)	-	(1)

Investments
Unrealized gain on investments, net of tax of $1, $-, $1, and $-	-	-	1	-

Other Comprehensive Income	1	-	2	-

Comprehensive Income	94	125	294	289

Comprehensive Income Attributable to Noncontrolling Interests	1	1	1	1

Comprehensive Income Attributable to CMS Energy	$93	$124	$293	$288

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Cash Flows (Unaudited)

	In Millions
Six Months Ended June 30	2017	2016

Cash Flows from Operating Activities
Net income	$292	$289
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	459	414
Deferred income taxes and investment tax credit	132	127
Other non-cash operating activities and reconciling adjustments	47	33
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	154	97
Inventories	44	198
Accounts payable and accrued refunds	37	(21)
Other current and non-current assets and liabilities	(46)	(36)
Net cash provided by operating activities	1,119	1,101

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(746)	(817)
Increase in EnerBank notes receivable	(25)	(43)
Proceeds from the sale of EnerBank notes receivable	19	-
Cost to retire property and other investing activities	(54)	(51)
Net cash used in investing activities	(806)	(911)

Cash Flows from Financing Activities
Proceeds from issuance of debt	923	329
Issuance of common stock	76	66
Net increase (decrease) in EnerBank certificates of deposit	(27)	12
Payment of dividends on common and preferred stock	(188)	(173)
Retirement of long-term debt	(488)	(42)
Decrease in notes payable	(398)	(249)
Payment of capital lease obligations and other financing costs	(27)	(15)
Net cash used in financing activities	(129)	(72)

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	184	118
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	257	288

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$441	$406

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$146	$178
Note receivable recorded for future refund of use taxes paid and capitalized	-	29

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets (Unaudited)

ASSETS
		In Millions
	June 30	December 31
	2017	2016

Current Assets
Cash and cash equivalents	$418	$235
Restricted cash and cash equivalents	17	19
Accounts receivable and accrued revenue, less allowance of $22 in 2017 and $24 in 2016	666	821
Notes receivable, less allowance of $18 in 2017 and $16 in 2016	193	180
Notes receivable held for sale	18	39
Accounts receivable – related parties	12	12
Inventories at average cost
Gas in underground storage	395	446
Materials and supplies	121	119
Generating plant fuel stock	66	61
Deferred property taxes	179	250
Regulatory assets	9	17
Prepayments and other current assets	117	81
Total current assets	2,211	2,280

Plant, Property, and Equipment
Plant, property, and equipment, gross	21,628	21,010
Less accumulated depreciation and amortization	6,311	6,056
Plant, property, and equipment, net	15,317	14,954
Construction work in progress	802	761
Total plant, property, and equipment	16,119	15,715

Other Non-current Assets
Regulatory assets	2,050	2,091
Accounts and notes receivable	1,125	1,118
Investments	68	65
Other	294	353
Total other non-current assets	3,537	3,627

Total Assets	$21,867	$21,622

LIABILITIES AND EQUITY
		In Millions
	June 30	December 31
	2017	2016

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$840	$886
Notes payable	-	398
Accounts payable	599	598
Accounts payable – related parties	9	12
Accrued rate refunds	77	21
Accrued interest	104	98
Accrued taxes	256	348
Regulatory liabilities	85	95
Other current liabilities	145	199
Total current liabilities	2,115	2,655

Non-current Liabilities
Long-term debt	9,091	8,640
Non-current portion of capital leases and financing obligation	99	110
Regulatory liabilities	2,054	2,041
Postretirement benefits	770	789
Asset retirement obligations	452	447
Deferred investment tax credit	89	73
Deferred income taxes	2,422	2,287
Other non-current liabilities	289	290
Total non-current liabilities	15,266	14,677

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 281.6 shares in 2017 and 279.2 shares in 2016	3	3
Other paid-in capital	5,006	4,916
Accumulated other comprehensive loss	(48)	(50)
Accumulated deficit	(512)	(616)
Total common stockholders’ equity	4,449	4,253
Noncontrolling interests	37	37
Total equity	4,486	4,290

Total Liabilities and Equity	$21,867	$21,622

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity (Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2017	2016	2017	2016

Total Equity at Beginning of Period	$4,407	$4,146	$4,290	$3,975

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	4,927	4,897	4,916	4,837
Common stock issued	80	9	88	79
Common stock repurchased	(1)	-	(13)	(10)
Common stock reissued	-	-	15	-
At end of period	5,006	4,906	5,006	4,906

Accumulated Other Comprehensive Loss
At beginning of period	(49)	(47)	(50)	(47)
Retirement benefits liability
At beginning of period	(50)	(43)	(50)	(43)
Amortization of net actuarial loss	1	1	1	1
Amortization of prior service credit	-	(1)	-	(1)
At end of period	(49)	(43)	(49)	(43)
Investments
At beginning of period	1	(4)	-	(4)
Unrealized gain on investments	-	-	1	-
At end of period	1	(4)	1	(4)
At end of period	(48)	(47)	(48)	(47)

Accumulated Deficit
At beginning of period	(511)	(744)	(616)	(855)
Cumulative effect of change in accounting principle	-	-	-	33
Net income attributable to CMS Energy	92	124	291	288
Dividends declared on common stock	(93)	(86)	(187)	(172)
At end of period	(512)	(706)	(512)	(706)

Noncontrolling Interests
At beginning of period	37	37	37	37
Income attributable to noncontrolling interests	1	1	1	1
Distributions and other changes in noncontrolling interests	(1)	(1)	(1)	(1)
At end of period	37	37	37	37

Total Equity at End of Period	$4,486	$4,193	$4,486	$4,193

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Income (Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2017	2016	2017	2016

Operating Revenue	$1,362	$1,293	$3,099	$3,016

Operating Expenses
Fuel for electric generation	100	73	189	172
Purchased and interchange power	369	360	700	703
Purchased power – related parties	22	21	44	43
Cost of gas sold	105	87	437	438
Maintenance and other operating expenses	285	264	550	542
Depreciation and amortization	195	173	455	410
General taxes	64	61	143	146
Total operating expenses	1,140	1,039	2,518	2,454

Operating Income	222	254	581	562

Other Income (Expense)
Interest income	2	1	6	2
Interest and dividend income – related parties	-	1	-	1
Allowance for equity funds used during construction	2	3	4	6
Nonoperating retirement benefits, net	2	10	5	19
Other income	-	2	14	5
Other expense	(2)	(4)	(4)	(7)
Total other income	4	13	25	26

Interest Charges
Interest on long-term debt	66	65	132	130
Other interest expense	4	3	7	6
Allowance for borrowed funds used during construction	(1)	(2)	(2)	(3)
Total interest charges	69	66	137	133

Income Before Income Taxes	157	201	469	455
Income Tax Expense	53	69	154	151

Net Income	104	132	315	304
Preferred Stock Dividends	1	1	1	1

Net Income Available to Common Stockholder	$103	$131	$314	$303

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2017	2016	2017	2016

Net Income	$104	$132	$315	$304

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- for all periods	1	-	1	-

Investments
Unrealized gain on investments, net of tax of $1, $1, $1, and $3	-	2	2	5
Reclassification adjustments included in net income, net of tax of $-, $-, $(5), and $-	-	-	(8)	-

Other Comprehensive Income (Loss)	1	2	(5)	5

Comprehensive Income	$105	$134	$310	$309

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Cash Flows (Unaudited)

		In Millions
Six Months Ended June 30	2017	2016

Cash Flows from Operating Activities
Net income	$315	$304
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	455	410
Deferred income taxes and investment tax credit	157	130
Other non-cash operating activities and reconciling adjustments	44	27
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	158	119
Inventories	43	197
Accounts payable and accrued refunds	38	(15)
Other current and non-current assets and liabilities	(85)	(40)
Net cash provided by operating activities	1,125	1,132

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(741)	(813)
Cost to retire property and other investing activities	(61)	(52)
Net cash used in investing activities	(802)	(865)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	349	-
Stockholder contribution	450	275
Payment of dividends on common and preferred stock	(237)	(214)
Retirement of long-term debt	(263)	(12)
Decrease in notes payable	(398)	(249)
Payment of capital lease obligations and other financing costs	(12)	(1)
Net cash used in financing activities	(111)	(201)

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	212	66
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	152	71

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$364	$137

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$133	$162
Note receivable recorded for future refund of use taxes paid and capitalized	-	29

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets (Unaudited)

ASSETS

		In Millions
	June 30	December 31
	2017	2016

Current Assets
Cash and cash equivalents	$343	$131
Restricted cash and cash equivalents	17	19
Accounts receivable and accrued revenue, less allowance of $22 in 2017 and $24 in 2016	648	800
Notes receivable	30	29
Accounts receivable – related parties	2	9
Inventories at average cost
Gas in underground storage	395	446
Materials and supplies	116	114
Generating plant fuel stock	63	57
Deferred property taxes	179	250
Regulatory assets	9	17
Prepayments and other current assets	110	70
Total current assets	1,912	1,942

Plant, Property, and Equipment
Plant, property, and equipment, gross	21,451	20,838
Less accumulated depreciation and amortization	6,246	5,994
Plant, property, and equipment, net	15,205	14,844
Construction work in progress	801	759
Total plant, property, and equipment	16,006	15,603

Other Non-current Assets
Regulatory assets	2,050	2,091
Accounts and notes receivable	28	27
Investments	20	33
Other	189	250
Total other non-current assets	2,287	2,401

Total Assets	$20,205	$19,946

LIABILITIES AND EQUITY

		In Millions
	June 30	December 31
	2017	2016

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$394	$397
Notes payable	-	398
Accounts payable	580	580
Accounts payable – related parties	15	18
Accrued rate refunds	77	21
Accrued interest	67	67
Accrued taxes	257	354
Regulatory liabilities	85	95
Other current liabilities	108	164
Total current liabilities	1,583	2,094

Non-current Liabilities
Long-term debt	5,339	5,253
Non-current portion of capital leases and financing obligation	99	110
Regulatory liabilities	2,054	2,041
Postretirement benefits	712	730
Asset retirement obligations	451	446
Deferred investment tax credit	89	73
Deferred income taxes	3,197	3,042
Other non-current liabilities	219	218
Total non-current liabilities	12,160	11,913

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	4,449	3,999
Accumulated other comprehensive loss	(8)	(3)
Retained earnings	1,143	1,065
Total common stockholder’s equity	6,425	5,902
Preferred stock	37	37
Total equity	6,462	5,939

Total Liabilities and Equity	$20,205	$19,946

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2017	2016	2017	2016

Total Equity at Beginning of Period	$6,246	$5,716	$5,939	$5,546

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	4,249	3,874	3,999	3,724
Stockholder contribution	200	125	450	275
At end of period	4,449	3,999	4,449	3,999

Accumulated Other Comprehensive Loss
At beginning of period	(9)	(3)	(3)	(6)
Retirement benefits liability
At beginning of period	(21)	(19)	(21)	(19)
Amortization of net actuarial loss	1	-	1	-
At end of period	(20)	(19)	(20)	(19)
Investments
At beginning of period	12	16	18	13
Unrealized gain on investments	-	2	2	5
Reclassification adjustments included in net income	-	-	(8)	-
At end of period	12	18	12	18
At end of period	(8)	(1)	(8)	(1)

Retained Earnings
At beginning of period	1,128	967	1,065	950
Net income	104	132	315	304
Dividends declared on common stock	(88)	(58)	(236)	(213)
Dividends declared on preferred stock	(1)	(1)	(1)	(1)
At end of period	1,143	1,040	1,143	1,040

Preferred Stock
At beginning and end of period	37	37	37	37

Total Equity at End of Period	$6,462	$5,916	$6,462	$5,916

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consumers Energy Company

Notes to the Unaudited Consolidated Financial Statements

These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP. CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the current period and to reflect the implementation of new accounting standards. CMS Energy and Consumers are required to make estimates using assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure that CMS Energy’s and Consumers’ financial position, results of operations, and cash flows for the periods presented are fairly stated. The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2016 Form 10-K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1:                    NEW ACCOUNTING STANDARDS

Implementation of New Accounting Standards

ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost: This standard was issued to improve the reporting of net benefit cost by employers that offer defined benefit pension plans and other postretirement benefit plans. The required effective date of the standard for CMS Energy and Consumers is January 1, 2018, but early adoption was permitted in the first interim period of 2017. CMS Energy and Consumers elected to adopt the standard as of January 1, 2017. The standard requires employers to report the service cost component of net benefit cost in the same line item on the income statement as other employee compensation costs, while presenting the other cost components separately outside of operating income. This change is to be applied retrospectively to all prior periods presented. Accordingly, for the three months and six months ended June 30, 2017 and 2016, CMS Energy and Consumers have presented the service cost component of their retirement benefits plans in maintenance and other operating expenses on the consolidated statements of income, while presenting the other components in nonoperating retirement benefits, net, under other income (expense). Prior to this standard, CMS Energy and Consumers had presented all of the cost components in maintenance and other operating expenses. Under a practical expedient permitted by the standard, CMS Energy and Consumers used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

In addition, under this standard, only the service cost component is eligible for capitalization as part of the cost of an asset. This change is to be applied prospectively upon adoption. Accordingly, for the three months and six months ended June 30, 2017, CMS Energy and Consumers capitalized a portion of the service cost component of their retirement benefits plans to plant, property, and equipment, while recognizing the other components in net income. In prior periods, a portion of all cost components was capitalized. For further details on the net periodic cost of CMS Energy’s and Consumers’ retirement benefits plans, see Note 8, Retirement Benefits. The implementation of this standard did not have a material impact on CMS Energy’s or Consumers’ consolidated net income, cash flows, or financial position.

New Accounting Standards Not Yet Effective

ASU 2014-09, Revenue from Contracts with Customers: This standard provides new guidance for recognizing revenue from contracts with customers. A primary objective of the standard is to provide a single, comprehensive revenue recognition model that will be applied across entities, industries, and capital markets. The new guidance will replace most of the existing revenue recognition requirements in GAAP, although certain guidance specific to rate-regulated utilities will be retained. The standard will be effective on January 1, 2018 for CMS Energy and Consumers, but early adoption in 2017 is permitted. Entities will have the option to apply the standard retrospectively to all prior periods presented, or to apply it retrospectively only to contracts existing at the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings. CMS Energy and Consumers are not adopting the standard early, and are still assessing how they will apply the standard upon adoption.

CMS Energy and Consumers are continuing to evaluate the impact of the standard on their consolidated financial statements; however, they have determined that the standard will have no impact on a majority of their revenues and they have not yet identified any changes in their revenue recognition practices that may be required.

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

In May 2017, Consumers filed a reconciliation of total revenue collected during self-implementation to those that would have been collected under final rates. The reconciliation indicated that a $17 million refund would be required, which Consumers has recorded as a reserve for customer refunds at June 30, 2017.

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

The filing also seeks approval of two rate adjustment mechanisms: one that would reconcile annually Consumers’ actual nonfuel revenues with the revenues approved by the MPSC, and another that would provide for additional annual rate increases of $35 million beginning in 2018 and another $35 million beginning in 2019 for incremental investments that Consumers plans to make in those years, subject to reconciliation. These future investments are intended to help ensure adequate system capacity, deliverability, and safety.

The MPSC issued an order in January 2017, limiting Consumers’ self-implementation to an annual rate increase of $20 million. Accordingly, in January 2017, Consumers self-implemented an annual rate increase of $20 million, subject to refund with interest. A final order is expected at the end of July 2017.

Energy Optimization Plan Incentive: In May 2017, Consumers filed its 2016 energy optimization reconciliation, requesting the MPSC’s approval to collect the maximum performance incentive of $18 million from customers for exceeding its statutory savings targets in 2016. Consumers recognized incentive revenue under this program of $18 million in 2016.

Depreciation Rate Case: In August 2016, Consumers filed a depreciation rate case related to its gas utility property, requesting to decrease depreciation expense by $3 million annually. In March 2017, the MPSC approved a settlement agreement authorizing the requested decrease in depreciation expense effective as of January 2017.

FERC Transmission Order: In September 2016, FERC issued an order reducing the rate of return on equity earned by transmission owners operating within MISO to a base of 10.32 percent from 12.38 percent. FERC ordered MISO and transmission owners to provide refunds, with interest, to transmission customers such as Consumers for the period from November 2013 through February 2015. In February 2017, as a result of this order, Consumers received from MISO a credit of $28 million, which it will return to its electric customers through the PSCR ratemaking process. The FERC order is subject to further legal proceedings and Consumers’ MISO credit may be adjusted accordingly.

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

In December 2016, CMS Energy entities reached a tentative settlement with the plaintiffs in the three Kansas and Missouri cases for an amount that was not material to CMS Energy. The tentative settlement received preliminary approval by the federal district court and is scheduled for hearing in August 2017. Other CMS Energy entities remain as defendants in the two Wisconsin class action lawsuits.

In March 2017, the federal district court denied plaintiffs’ motion for class certification. The plaintiffs appealed that decision to the U.S. Court of Appeals for the Ninth Circuit, which has accepted the matter for hearing. In June 2017, an unaffiliated company that is also a defendant in these cases filed for bankruptcy, which could increase the risk of loss to CMS Energy.

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

At June 30, 2017, CMS Energy had a recorded liability of $50 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $63 million. CMS Energy expects to pay the following amounts for long-term liquid disposal and operating and maintenance costs during the remainder of 2017 and in each of the next five years:

				In Millions
	2017	2018	2019	2020	2021	2022
CMS Energy
Long-term liquid disposal and operating and maintenance costs	$3	$4	$4	$4	$4	$4

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

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At June 30, 2017, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.

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

Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At June 30, 2017, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.

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

At June 30, 2017, Consumers had a recorded liability of $98 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is

$107 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2017 and in each of the next five years:

					In Millions
	2017	2018	2019	2020	2021	2022
Consumers
Remediation and other response activity costs	$24	$14	$19	$10	$5	$3

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At June 30, 2017, Consumers had a regulatory asset of $137 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At June 30, 2017, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.

Guarantees

Presented in the following table are CMS Energy’s and Consumers’ guarantees at June 30, 2017:

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

4:                    FINANCINGS AND CAPITALIZATION

Financings: Presented in the following table is a summary of major long-term debt transactions during the six months ended June 30, 2017.

	Principal (In Millions)	Interest Rate	Issue/Retirement Date	Maturity Date
Debt issuances
CMS Energy, parent only
Senior notes	$350	3.450%	February 2017	August 2027
Consumers
First mortgage bonds	$350	3.950%	February 2017	July 2047
Debt retirements
Consumers
First mortgage bonds	$250	5.150%	February 2017	February 2017

Term Loan: In April 2017, CMS Energy reached an agreement to extend the maturity date of its $180 million term loan by one year, through April 2019.

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at June 30, 2017:

				In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
May 27, 2022[1,2]	$550	$-	$1	$549
Consumers
May 27, 2022[2,3]	$650	$-	$7	$643
November 23, 2018[3]	250	-	2	248
September 9, 2019[3,4]	30	-	30	-

1              During the six months ended June 30, 2017, CMS Energy’s average borrowings totaled $42 million with a weighted-average interest rate of 2.02 percent. Obligations under this facility are secured by Consumers common stock.

2              In May 2017, the expiration date of this revolving credit agreement was extended from May 2021 to May 2022.

3              Obligations under this facility are secured by first mortgage bonds of Consumers.

4              In June 2017, the expiration date of this letter of credit reimbursement agreement was extended from May 2018 to September 2019.

Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity. At June 30, 2017, no commercial paper notes were outstanding under this program.

Dividend Restrictions: At June 30, 2017, payment of dividends by CMS Energy on its common stock was limited to $4.4 billion under provisions of the Michigan Business Corporation Act of 1972.

Under the provisions of its articles of incorporation, at June 30, 2017, Consumers had $1.1 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.

For the six months ended June 30, 2017, Consumers paid $236 million in dividends on its common stock to CMS Energy.

Issuance of Common Stock: In March 2017, CMS Energy entered into an updated continuous equity offering program permitting it to sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million. Presented in the following table are the transactions that CMS Energy entered into under the program:

	Number of Shares Issued	Average Price per Share	Net Proceeds (In Millions)
June 2017	1,494,371	$47.31	$70

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

				In Millions
	CMS Energy, including Consumers		Consumers
	June 30	December 31	June 30	December 31
	2017	2016	2017	2016
Assets[1]
Cash equivalents	$21	$44	$-	$-
Restricted cash equivalents	17	19	17	19
CMS Energy common stock	-	-	20	33
Nonqualified deferred compensation plan assets	12	12	9	8
DB SERP
Cash equivalents	6	3	4	2
Mutual funds	144	141	104	102
Derivative instruments
Commodity contracts	3	1	3	1
Total	$203	$220	$157	$165
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$12	$12	$9	$8
Derivative instruments
Commodity contracts	2	-	1	-
Total	$14	$12	$10	$8

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

						In Millions
	June 30, 2017					December 31, 2016
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$20	$20	$-	$-	$20	$22	$22	$-	$-	$22
Notes receivable[2]	1,325	1,411	-	-	1,411	1,326	1,415	-	-	1,415
Securities held to maturity	13	13	-	13	-	13	13	-	13	-
Liabilities
Long-term debt[3]	9,910	10,435	-	9,463	972	9,504	9,953	-	8,990	963
Long-term payables[4]	17	18	-	-	18	17	17	-	-	17

Consumers
Assets
Long-term receivables[1]	$20	$20	$-	$-	$20	$22	$22	$-	$-	$22
Notes receivable[5]	46	46	-	-	46	45	45	-	-	45
Liabilities
Long-term debt[6]	5,712	6,045	-	5,073	972	5,628	5,903	-	4,940	963

1              Includes current accounts receivable of $13 million at June 30, 2017 and $12 million at December 31, 2016.

2              Includes current portion of notes receivable of $211 million at June 30, 2017 and $219 million at December 31, 2016.

3              Includes current portion of long-term debt of $819 million at June 30, 2017 and $864 million at December 31, 2016.

4              Includes current portion of long-term payables of $1 million at June 30, 2017 and December 31, 2016.

5              Includes current portion of notes receivable of $30 million at June 30, 2017 and $29 million at December 31, 2016.

6              Includes current portion of long-term debt of $373 million at June 30, 2017 and $375 million at December 31, 2016.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At June 30, 2017 and December 31, 2016, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

	In Millions
	June 30, 2017				December 31, 2016
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$142	$2	$-	$144	$141	$-	$-	$141
Held to maturity
Debt securities	13	-	-	13	13	-	-	13
Consumers
Available for sale
DB SERP
Mutual funds	$103	$1	$-	$104	$102	$-	$-	$102
CMS Energy common stock	2	18	-	20	4	29	-	33

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities. Debt securities classified as held to maturity consist primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.

7:                    NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

		In Millions
	June 30, 2017	December 31, 2016
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$163	$151
EnerBank notes receivable held for sale	18	39
State of Michigan tax settlement	30	29
Non-current
EnerBank notes receivable	1,094	1,088
State of Michigan tax settlement	20	19
Total notes receivable	$1,325	$1,326
Consumers
Current
State of Michigan tax settlement	$30	$29
Non-current
State of Michigan tax settlement	16	16
Total notes receivable	$46	$45

EnerBank notes receivable are unsecured consumer installment loans for financing home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses. In March 2017, EnerBank completed a sale of notes receivable, receiving proceeds of $19 million and recording an insignificant gain. At June 30, 2017, $18 million of notes receivable remained classified as held for sale; the fair value of notes receivable held for sale exceeded their carrying value. These notes are expected to be sold in 2017.

Authorized contractors pay fees to EnerBank to provide borrowers with same-as-cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $84 million at June 30, 2017 and December 31, 2016. Unearned income associated with the loan fees for notes receivable held for sale was $4 million at June 30, 2017 and $8 million at December 31, 2016.

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

Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent consumer loans was $9 million at June 30, 2017 and $11 million at December 31, 2016.

At June 30, 2017 and December 31, 2016, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

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

Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

					In Millions
	DB Pension Plan				OPEB Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
June 30	2017	2016	2017	2016	2017	2016	2017	2016
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$11	$10	$22	$21	$5	$4	$10	$9
Interest cost	22	22	44	43	13	11	26	23
Expected return on plan assets	(38)	(37)	(76)	(74)	(23)	(21)	(45)	(43)
Amortization of:
Net loss	20	18	40	35	8	6	16	11
Prior service cost (credit)	1	1	2	2	(9)	(11)	(18)	(21)
Net periodic cost (credit)	$16	$14	$32	$27	$(6)	$(11)	$(11)	$(21)
Consumers
Net periodic cost (credit)
Service cost	$11	$10	$22	$20	$4	$5	$9	$9
Interest cost	22	21	43	42	13	11	26	22
Expected return on plan assets	(37)	(36)	(74)	(72)	(21)	(20)	(42)	(40)
Amortization of:
Net loss	19	17	39	34	8	5	16	11
Prior service cost (credit)	1	1	2	2	(8)	(10)	(17)	(20)
Net periodic cost (credit)	$16	$13	$32	$26	$(4)	$(9)	$(8)	$(18)

9:                    INCOME TAXES

Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Six Months Ended June 30	2017	2016
CMS Energy, including Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.7	3.8
Accelerated flow-through of regulatory tax benefits[1]	(4.2)	(4.6)
Employee share-based awards	(1.4)	(1.3)
Other, net	(1.2)	(1.5)
Effective tax rate	32.9%	31.4%
Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.6	4.6
Accelerated flow-through of regulatory tax benefits[1]	(4.0)	(4.1)
Employee share-based awards	(1.2)	(1.2)
Other, net	(1.6)	(1.1)
Effective tax rate	32.8%	33.2%

1              Since 2014, Consumers has followed a regulatory treatment ordered by the MPSC that accelerates the return of certain income tax benefits to customers. This change, which also accelerates Consumers’ recognition of the income tax benefits, reduced Consumers’ income tax expense by $19 million for the six months ended June 30, 2017 and 2016.

10:          EARNINGS PER SHARE—CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

		In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2017	2016	2017	2016
Income available to common stockholders
Net income	$93	$125	$292	$289
Less income attributable to noncontrolling interests	1	1	1	1
Net income available to common stockholders – basic and diluted	$92	$124	$291	$288
Average common shares outstanding
Weighted-average shares – basic	279.5	278.2	279.2	277.4
Add dilutive nonvested stock awards	0.8	1.1	0.9	1.2
Weighted-average shares – diluted	280.3	279.3	280.1	278.6
Net income per average common share available to common stockholders
Basic	$0.33	$0.45	$1.04	$1.04
Diluted	0.33	0.45	1.04	1.04

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

11:  CASH AND CASH EQUIVALENTS

Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

		In Millions
	June 30	December 31
	2017	2016
CMS Energy, including Consumers
Cash and cash equivalents	$418	$235
Restricted cash and cash equivalents	17	19
Other non-current assets	6	3
Cash and cash equivalents, including restricted amounts	$441	$257
Consumers
Cash and cash equivalents	$343	$131
Restricted cash and cash equivalents	17	19
Other non-current assets	4	2
Cash and cash equivalents, including restricted amounts	$364	$152

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

Other Non-current Assets: The cash equivalents classified as other non-current assets represent an investment in a money market fund held in the DB SERP rabbi trust. See Note 5, Fair Value Measurements for more information regarding the DB SERP.

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

In Millions
Six Months Ended June 30	2016
CMS Energy, including Consumers
Change in:
Net cash used in investing activities	$(1)
Cash and cash equivalents, including restricted amounts, end of period	21
Consumers
Change in:
Net cash used in investing activities	$(1)
Cash and cash equivalents, including restricted amounts, end of period	20

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

Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

				In Millions
	Three Months Ended		Six Months Ended
June 30	2017	2016	2017	2016
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,077	$1,022	$2,113	$2,035
Gas utility	285	271	986	981
Enterprises	55	49	114	97
Other reconciling items	32	29	65	59
Total operating revenue – CMS Energy	$1,449	$1,371	$3,278	$3,172
Consumers
Operating revenue
Electric utility	$1,077	$1,022	$2,113	$2,035
Gas utility	285	271	986	981
Total operating revenue – Consumers	$1,362	$1,293	$3,099	$3,016
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$94	$113	$218	$204
Gas utility	9	18	96	99
Enterprises	7	3	19	9
Other reconciling items	(18)	(10)	(42)	(24)
Total net income available to common stockholders – CMS Energy	$92	$124	$291	$288
Consumers
Net income available to common stockholder
Electric utility	$94	$113	$218	$204
Gas utility	9	18	96	99
Total net income available to common stockholder – Consumers	$103	$131	$314	$303

		In Millions
	June 30, 2017	December 31, 2016
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$14,937	$14,540
Gas utility[1]	6,499	6,283
Enterprises	161	157
Other reconciling items	31	30
Total plant, property, and equipment, gross – CMS Energy	$21,628	$21,010
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$14,937	$14,540
Gas utility[1]	6,499	6,283
Other reconciling items	15	15
Total plant, property, and equipment, gross – Consumers	$21,451	$20,838
CMS Energy, including Consumers
Total assets
Electric utility[1]	$13,772	$13,429
Gas utility[1]	6,393	6,446
Enterprises	270	269
Other reconciling items	1,432	1,478
Total assets – CMS Energy	$21,867	$21,622
Consumers
Total assets
Electric utility[1]	$13,774	$13,430
Gas utility[1]	6,393	6,446
Other reconciling items	38	70
Total assets – Consumers	$20,205	$19,946

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

UNREGISTERED SALES OF EQUITY SECURITIES

None.

ISSUER REPURCHASES OF EQUITY SECURITIES

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2017 to April 30, 2017	3,266		$45.07	-	-
May 1, 2017 to May 31, 2017	3,847		45.58	-	-
June 1, 2017 to June 30, 2017	2,427		47.77	-	-
Total	9,540		$45.96	-	-

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

CMS ENERGY CORPORATION

Dated: July 28, 2017	By:	/s/ Rejji P. Hayes

Rejji P. Hayes

Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: July 28, 2017	By:	/s/ Rejji P. Hayes

Rejji P. Hayes

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

Exhibits		Description
10.1[1]	—	Description of the second $180,000,000 Term Loan Credit Agreement Extension (Exhibit 10.4 to Form 10-Q for the quarterly period ended March 31, 2017 and incorporated herein by reference)
10.2[1]	—	Description of the $550 million Third Amended and Restated Revolving Credit Agreement Extension (Exhibit 10.1 to Form 8-K filed June 1, 2017 and incorporated herein by reference)
10.3	—	Description of the $650 million Fourth Amended and Restated Revolving Credit Agreement Extension (Exhibit 10.2 to Form 8-K filed June 1, 2017 and incorporated herein by reference)
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

1     Obligations of CMS Energy or its subsidiaries, but not of Consumers.