Form 10-Q
period 2017-09-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2017-10-26
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

CMS Energy Corporation: ☐	Consumers Energy Company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CMS Energy Corporation: Yes ☐ No ☒	Consumers Energy Company: Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 10, 2017:

CMS Energy Corporation:
CMS Energy Common Stock, $0.01 par value
(including 443,148 shares owned by Consumers Energy Company)	282,083,585
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended September 30, 2017

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

CMS Energy and Consumers earn revenue and generate cash from operations by providing electric and natural gas utility services; electric distribution, transmission, and generation; gas transmission, storage, and distribution; and other energy-related services. Their businesses are affected primarily by:

•                 regulation and regulatory matters

•                 economic conditions

•                 weather

•                 energy commodity prices

•                 interest rates

•                 their securities’ credit ratings

CMS Energy’s purpose is to achieve world class performance while delivering hometown service. CMS Energy is focused on the “triple bottom line” of people, planet, and profit, which is underpinned by performance. This purpose and focus enhance and are supported by CMS Energy’s and Consumers’ business strategy, whose key elements are safe and excellent operations, customer value, utility investment, fair and timely regulation, and consistent financial performance. The companies are committed to sustainable business practices and to a strong ethical culture. Consideration of climate change risk and other environmental risks are embedded in the companies’ strategy, business planning, and enterprise risk management processes. Consumers’ 2017 Sustainability Report, which is available to the public, describes the progress that Consumers has made in the four foundational areas of safe and excellent operations, environmental quality, social responsibility, and economic prosperity. In a 2016 report published by Sustainalytics, a global leader in sustainability research and analysis, CMS Energy scored the highest among 54 U.S. utilities in environmental, social, and governance performance.

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

Customer Value

Consumers places a high priority on customer value. Consumers’ customer-driven investment program is aimed at improving safety and increasing electric and gas reliability, which has resulted in measureable improvements in customer satisfaction.

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

Utility Investment

Consumers expects to spend $18 billion on infrastructure upgrades and replacements and electric supply projects from 2017 through 2026. While it has substantially more investment opportunities that would add customer value, Consumers has prioritized its spending based on the criteria of enhancing public safety, increasing reliability, and maintaining affordability for its customers. Consumers’ investment program is expected to result in annual rate-base growth of six to eight percent. This rate-base growth, together with cost-control initiatives, should allow Consumers to maintain sustainable customer base rate increases (excluding PSCR and GCR charges) at or below the rate of inflation.

Presented in the following illustration are planned capital expenditures of $9.0 billion that Consumers expects to make from 2017 through 2021:

Gas distribution ($4.0 billion)

Electric distribution ($4.0 billion)

Electric supply ($1.0 billion)

Consumers’ plans to spend $8.0 billion over the next five years to maintain and upgrade its gas and electric distribution systems in order to enhance reliability and improve customer satisfaction. These infrastructure projects comprise $4.0 billion at the gas utility to sustain deliverability, enhance pipeline integrity and safety, replace mains and services, and enhance transmission and storage systems, and $4.0 billion at the electric utility to strengthen circuits and substations and replace poles. Consumers also expects to spend $1.0 billion on electric supply projects, representing new generation, including renewable generation, and environmental investments needed to comply with state and federal laws and regulations.

Regulation

Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC. Important regulatory events and developments are summarized below.

•                 Electric Rate Case: In March 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $173 million, based on a 10.5 percent authorized return on equity. In September 2017, Consumers reduced its requested annual rate increase to $148 million. In October 2017, Consumers self-implemented an annual rate increase of $130 million, subject to refund with interest and potential penalties.

•                 Gas Rate Case: In August 2016, Consumers filed an application with the MPSC seeking an annual rate increase of $90 million, based on a 10.6 percent authorized return on equity. In January 2017, Consumers self-implemented an annual rate increase of $20 million.

The MPSC issued an order in July 2017, authorizing an annual rate increase of $29 million beginning in August 2017. The MPSC also approved an investment recovery mechanism that will provide for additional annual rate increases of $18 million beginning in 2018 and another $18 million beginning in 2019 for incremental investments that Consumers plans to make in those years, subject to reconciliation. The investment recovery surcharge will remain in effect until rates are reset in a subsequent general rate case.

•                 Palisades PPA: In December 2016, Consumers and Entergy reached an agreement to terminate their PPA in May 2018, four years ahead of schedule, contingent on the MPSC’s approval of Consumers’ recovery of the negotiated termination payment in electric rates. In February 2017, Consumers requested authorization to recover the termination payment through securitization. In September 2017, the MPSC issued a securitization financing order authorizing Consumers to recover only a portion of the termination payment. As a result, Consumers and Entergy agreed not to terminate the PPA, which is now expected to continue until April 2022 under its original terms.

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

•                 requires the MPSC to implement equitable cost-of-service rates for customers participating in a net metering program

The 2016 Energy Law also establishes a path to ensure that forward capacity is secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. Under existing Michigan law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. The 2016 Energy Law retains the ten percent cap on ROA, with certain exceptions. The new law also authorizes the MPSC to ensure that alternative electric suppliers have procured enough capacity to cover their anticipated capacity requirements for the four-year forward period. In March 2017, the MPSC indicated that it plans to achieve this objective through the use of a state reliability mechanism. Under the mechanism proposed by the MPSC, if an alternative electric supplier did not demonstrate that it had procured its capacity requirements for the four-year forward period, ROA customers could pay a charge to the utility for capacity that is not provided by the alternative electric supplier.

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

Financial Performance

For the nine months ended September 30, 2017, CMS Energy’s net income available to common stockholders was $463 million and diluted EPS were $1.65. This compares with net income available to common stockholders of $474 million and diluted EPS of $1.70 for the nine months ended September 30, 2016. In 2017, benefits from electric and gas rate increases and higher weather-adjusted electric and gas deliveries were offset by higher depreciation on increased plant in service and by the impacts of mild weather on electric and gas sales.

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

Consumers expects that continued economic growth in its service territory will drive its total electric deliveries to increase annually by about one-half percent on average through 2021, net of the impacts of energy waste reduction programs. Consumers is projecting that its gas deliveries will remain stable through 2021. This outlook reflects growth in gas demand offset by energy efficiency and conservation.

As Consumers seeks to continue to receive fair and timely regulatory treatment, delivering customer value will remain a key strategic priority. In order to minimize increases in customer base rates, Consumers will continue to pursue cost savings through its lean operations model, and will continue to give priority to infrastructure investments that increase customer value or lower costs.

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

RESULTS OF OPERATIONS

CMS Energy Consolidated Results of Operations

	In Millions, Except Per Share Amounts
	Three Months Ended			Nine Months Ended
September 30	2017	2016	Change	2017	2016	Change
Net Income Available to Common Stockholders	$172	$186	$(14)	$463	$474	$(11)
Basic Earnings Per Share	$0.61	$0.67	$(0.06)	$1.65	$1.71	$(0.06)
Diluted Earnings Per Share	$0.61	$0.67	$(0.06)	$1.65	$1.70	$(0.05)

	In Millions
	Three Months Ended			Nine Months Ended
September 30	2017	2016	Change	2017	2016	Change
Electric utility	$176	$191	$(15)	$394	$395	$(1)
Gas utility	5	3	2	101	102	(1)
Enterprises	8	8	-	27	17	10
Corporate interest and other	(17)	(16)	(1)	(59)	(40)	(19)
Net Income Available to Common Stockholders	$172	$186	$(14)	$463	$474	$(11)

Presented in the following table are specific after-tax changes to net income available to common stockholders:

	In Millions
	September 30, 2017 better/(worse) than 2016
Reasons for the change	Three Months Ended			Nine Months Ended
Consumers electric utility and gas utility
Electric sales
Weather	$ (37)			$ (44)
Non-weather	4	$ (33)		17	$ (27)
Gas sales
Weather	2			(12)
Non-weather	(3)	(1)		8	(4)
Electric rate increase		7			40
Gas rate increase		2			8
State income tax benefit in 2017		16			16
Voluntary separation program costs in 2016		7			7
Property tax settlement in 2017		-			7
Depreciation and amortization		(5)			(33)
Other, including intercompany gain in 2017		(6)	$ (13)		(16)	$ (2)
Enterprises
Subsidiary earnings			-			10
Corporate interest and other
Elimination of intercompany gain in 2017			-			(9)
Michigan tax settlement in 2016			-			(5)
Other			(1)			(5)
Total change			$ (14)			$ (11)

Consumers Electric Utility Results of Operations

						In Millions
	Three Months Ended			Nine Months Ended
September 30	2017	2016	Change	2017	2016	Change
Net Income Available to Common Stockholders	$176	$191	$(15)	$394	$395	$(1)
Reasons for the change
Electric deliveries and rate increases			$(45)			$19
Power supply costs and related revenue			3			3
Maintenance and other operating expenses			-			(20)
Depreciation and amortization			(9)			(39)
General taxes			-			7
Other income, net of expenses			(2)			2
Interest charges			(1)			(5)
Income taxes			39			32
Total change			$(15)			$(1)

Following is a discussion of significant changes to net income available to common stockholders.

Electric Deliveries and Rate Increases: For the three months ended September 30, 2017, electric delivery revenues decreased $45 million compared with 2016. This change reflected a $61 million decrease in sales due primarily to milder summer weather, offset partially by a $12 million rate increase and a $4 million increase in energy efficiency program revenues. Deliveries to end-use customers were 10.0 billion kWh in 2017 and 10.7 billion kWh in 2016.

For the nine months ended September 30, 2017, electric delivery revenues increased $19 million compared with 2016. This change reflected a $66 million rate increase, a $12 million increase in energy efficiency program revenues, and a $2 million increase in other revenues. These increases were offset partially by a $61 million decrease in sales due primarily to milder summer weather. Deliveries to end-use customers were 28.2 billion kWh in 2017 and 28.9 billion kWh in 2016.

Maintenance and Other Operating Expenses: For the three months ended September 30, 2017, maintenance and other operating expenses were unchanged compared with 2016. A $6 million reduction in expenses reflected the absence, in 2017, of a 2016 voluntary separation plan. Additionally, postretirement benefit costs decreased $2 million, comprising a $5 million reduction associated with the early adoption of a new accounting standard, offset partially by $3 million of cost increases. For additional details on the implementation of this standard, see Note 1, New Accounting Standards. These decreases were offset fully by a $4 million increase in energy efficiency program costs and a $4 million increase in service restoration and other operating and maintenance expenses.

For the nine months ended September 30, 2017, maintenance and other operating expenses increased $20 million compared with 2016. This change reflected increases of $17 million in service restoration costs following severe storms, $12 million in energy efficiency program costs, $4 million in forestry expenses, and $5 million in other operating and maintenance expenses. Also contributing to the change was the absence, in 2017, of a $4 million benefit associated with a Michigan use tax settlement in 2016. These increases were offset partially by the absence, in 2017, of $8 million in expenses at the seven coal-fuel electric generating units that Consumers retired in April 2016, and $6 million associated with a 2016 voluntary separation plan. Additionally, postretirement benefit costs decreased $8 million, comprising a $15 million reduction associated with the early adoption of a new accounting standard, offset partially by

$7 million of cost increases. For additional details on the implementation of this standard, see Note 1, New Accounting Standards.

Depreciation and Amortization: For the three months ended September 30, 2017, depreciation and amortization expense increased $9 million compared with 2016, and for the nine months ended September 30, 2017, depreciation and amortization expense increased $39 million compared with 2016. These increases were due primarily to increased plant in service.

General Taxes: For the nine months ended September 30, 2017, general taxes decreased $7 million compared with 2016. This change was due to a $10 million benefit from the settlement of a property tax appeal related to Consumers’ Zeeland plant, offset partially by a $3 million increase in property taxes.

Other Income, Net of Expenses: For the three months ended September 30, 2017, other income, net of expenses, decreased $2 million compared with 2016. This change was due to a $4 million reduction in nonoperating retirement benefit credits associated with the early adoption of a new accounting standard, offset partially by a $2 million decrease in donations in 2017. For additional details on the implementation of this standard, see Note 1, New Accounting Standards.

For the nine months ended September 30, 2017, other income, net of expenses, increased $2 million compared with 2016. This change was due to a $9 million gain on a donation of CMS Energy stock by Consumers, which was eliminated on CMS Energy’s consolidated statements of income, and a $5 million increase due primarily to lower donations in 2017. These increases were offset partially by a $12 million reduction in nonoperating retirement benefit credits associated with the early adoption of a new accounting standard. For additional details on the implementation of this standard, see Note 1, New Accounting Standards.

Interest Charges: For the nine months ended September 30, 2017, interest charges increased $5 million compared with 2016, due primarily to higher average debt levels.

Income Taxes: For the three months ended September 30, 2017, income taxes decreased $39 million compared with 2016, and for the nine months ended September 30, 2017, income taxes decreased $32 million compared with 2016. These changes were attributable primarily to lower electric utility earnings, to a $6 million decrease associated with lower non-deductible lobbying expenses, and to the $12 million impact of a reduction in Consumers’ effective state income tax rate. For further details on this reduction in Consumers’ effective state tax rate, see Note 9, Income Taxes.

Consumers Gas Utility Results of Operations

						In Millions
	Three Months Ended			Nine Months Ended
September 30	2017	2016	Change	2017	2016	Change
Net Income Available to Common Stockholders	$5	$3	$2	$101	$102	$(1)
Reasons for the change
Gas deliveries and rate increases			$2			$8
Maintenance and other operating expenses			1			11
Depreciation and amortization			-			(15)
General taxes			1			(3)
Other income, net of expenses			(4)			(6)
Interest charges			(1)			(2)
Income taxes			3			6
Total change			$2			$(1)

Following is a discussion of significant changes to net income available to common stockholders.

Gas Deliveries and Rate Increases: For the three months ended September 30, 2017, gas delivery revenues increased $2 million compared with 2016. This change reflected a $4 million rate increase, and $2 million in higher sales, offset partially by a $4 million reduction in energy efficiency program revenues. Deliveries to end-use customers were 27 bcf in 2017 and 26 bcf in 2016.

For the nine months ended September 30, 2017, gas delivery revenues increased $8 million compared with 2016. This change reflected a $14 million rate increase, and a $4 million increase in other revenues, offset partially by a $10 million decrease in sales due primarily to milder winter weather. Deliveries to end-use customers were 189 bcf in 2017 and 196 bcf in 2016.

Maintenance and Other Operating Expenses: For the three months ended September 30, 2017, maintenance and other operating expenses decreased $1 million compared with 2016. This change reflected the absence, in 2017, of $4 million associated with a voluntary separation plan in 2016, a $4 million decrease in energy efficiency program costs, and a $2 million decrease in postretirement benefit costs, comprising a $4 million reduction associated with the early adoption of a new accounting standard, offset partially by $2 million of cost increases. For additional details on the implementation of this standard, see Note 1, New Accounting Standards. These decreases were offset largely by a $4 million increase in pipeline integrity expenses and $5 million in higher gas distribution and customer operations expense.

For the nine months ended September 30, 2017, maintenance and other operating expenses decreased $11 million compared with 2016. This change reflected a $6 million decrease in postretirement benefit costs, comprising an $11 million reduction associated with the early adoption of a new accounting standard, offset partially by $5 million of cost increases. For additional details on the implementation of this standard, see Note 1, New Accounting Standards. Also contributing to the change was the absence, in 2017, of $4 million associated with a 2016 voluntary separation plan, and a $3 million decline in uncollectible accounts expense. These reductions were offset partially by a $2 million increase in other gas operating and maintenance expenses.

Depreciation and Amortization: For the nine months ended September 30, 2017, depreciation and amortization expense increased $15 million compared with 2016, due primarily to increased plant in service.

Other Income, Net of Expenses: For the three months ended September 30, 2017, other income, net of expenses, decreased $4 million compared with 2016. This change was due to a $3 million reduction in nonoperating retirement benefit credits associated with the early adoption of a new accounting standard and a $1 million increase in other expenses. For additional details on the implementation of this standard, see Note 1, New Accounting Standards.

For the nine months ended September 30, 2017, other income, net of expenses, decreased $6 million compared with 2016. This change was due to an $8 million reduction in nonoperating retirement benefit credits associated with the early adoption of a new accounting standard and a $3 million decrease in other income, net of expenses. For additional details on the implementation of this standard, see Note 1, New Accounting Standards. These reductions were offset partially by a $5 million gain on a donation of CMS Energy stock by Consumers, which was eliminated on CMS Energy’s consolidated statements of income.

Income Taxes: For the three months ended September 30, 2017, income taxes decreased $3 million compared with 2016 and for the nine months ended September 30, 2017, income taxes decreased $6 million compared with 2016. These changes were attributable primarily to lower gas utility earnings and to the $4 million impact of a reduction in Consumers’ effective state income tax rate. For further details on this reduction in Consumers’ effective state tax rate, see Note 9, Income Taxes.

Enterprises Results of Operations

					In Millions
	Three Months Ended			Nine Months Ended
September 30	2017	2016	Change	2017	2016	Change
Net Income Available to Common Stockholders	$8	$8	$-	$27	$17	$10

For the nine months ended September 30, 2017, net income of the enterprises segment increased $10 million compared with 2016, due primarily to higher prices for capacity and demand revenue at DIG.

Corporate Interest and Other Results of Operations

					In Millions
	Three Months Ended			Nine Months Ended
September 30	2017	2016	Change	2017	2016	Change
Net Income (Loss) Available to Common Stockholders	$(17)	$(16)	$(1)	$(59)	$(40)	$(19)

For the nine months ended September 30, 2017, corporate interest and other net expenses increased $19 million compared with 2016, due primarily to the absence, in 2017, of a settlement reached with the Michigan Department of Treasury that resulted in a $2 million after-tax reduction in general taxes and a $3 million reduction in income tax expense. Also contributing to the increase were $4 million of higher administrative and other corporate expenses, and $1 million of lower net earnings at EnerBank. For the nine months ended September 30, 2017, corporate interest and other net expenses also reflected the elimination in consolidation of a $9 million after-tax intercompany gain resulting from the donation of CMS Energy stock by Consumers.

CASH POSITION, INVESTING, AND FINANCING

At September 30, 2017, CMS Energy had $173 million of consolidated cash and cash equivalents, which included $31 million of restricted cash and cash equivalents. At September 30, 2017, Consumers had $85 million of consolidated cash and cash equivalents, which included $30 million of restricted cash and cash equivalents. For additional details, see Note 11, Cash and Cash Equivalents.

Operating Activities

Presented in the following table are specific components of net cash provided by operating activities for the nine months ended September 30, 2017 and 2016:

			In Millions
Nine Months Ended September 30	2017	2016	Change
CMS Energy, including Consumers
Net income	$464	$475	$(11)
Non-cash transactions[1]	928	870	58
Changes in core working capital[2]	18	62	(44)
Postretirement benefits contributions	(9)	(6)	(3)
Changes in other assets and liabilities, net	(202)	(160)	(42)
Net cash provided by operating activities	$1,199	$1,241	$(42)
Consumers
Net income	$496	$499	$(3)
Non-cash transactions[1]	921	857	64
Changes in core working capital[2]	13	76	(63)
Postretirement benefits contributions	(6)	(4)	(2)
Changes in other assets and liabilities, net	(215)	(140)	(75)
Net cash provided by operating activities	$1,209	$1,288	$(79)

1              Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, and other non-cash operating activities and reconciling adjustments.

2              Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

For the nine months ended September 30, 2017, net cash provided by operating activities at CMS Energy decreased $42 million compared with 2016 and net cash provided by operating activities at Consumers decreased $79 million compared with 2016. At both CMS Energy and Consumers, the decrease was due primarily to gas purchases at higher prices, increased spending on environmental remediation activities, and lower gas sales as a result of milder weather, offset partially by higher collections from customers. The change at Consumers also reflected the absence, in 2017, of a reimbursement received from CMS Energy in 2016 for a prior-year postretirement benefits contribution.

Investing Activities

Presented in the following table are specific components of net cash used in investing activities for the nine months ended September 30, 2017 and 2016:

			In Millions
Nine Months Ended September 30	2017	2016	Change
CMS Energy, including Consumers
Capital expenditures	$(1,208)	$(1,224)	$16
Increase in EnerBank notes receivable	(87)	(87)	-
Proceeds from the sale of EnerBank notes receivable	19	-	19
Costs to retire property and other investing activities	(78)	(87)	9
Net cash used in investing activities	$(1,354)	$(1,398)	$44
Consumers
Capital expenditures	$(1,196)	$(1,214)	$18
Costs to retire property and other investing activities	(82)	(87)	5
Net cash used in investing activities	$(1,278)	$(1,301)	$23

For the nine months ended September 30, 2017, net cash used in investing activities at CMS Energy decreased $44 million compared with 2016 and net cash used in investing activities at Consumers decreased $23 million compared with 2016. These changes were due primarily to lower capital expenditures at Consumers. The change at CMS Energy also reflected proceeds from the sale of EnerBank notes receivable in 2017.

Financing Activities

Presented in the following table are specific components of net cash provided by (used in) financing activities for the nine months ended September 30, 2017 and 2016:

			In Millions
Nine Months Ended September 30	2017	2016	Change
CMS Energy, including Consumers
Issuance of debt	$1,108	$775	$333
Issuance of common stock	80	69	11
Net increase in EnerBank certificates of deposit	40	64	(24)
Payment of dividends on common and preferred stock	(282)	(260)	(22)
Retirement of debt	(668)	(215)	(453)
Decrease in notes payable	(168)	(174)	6
Payment of capital leases and other financing activities	(39)	(22)	(17)
Net cash provided by financing activities	$71	$237	$(166)
Consumers
Issuance of debt	$534	$446	$88
Stockholder contribution from CMS Energy	450	275	175
Payment of dividends on common and preferred stock	(348)	(362)	14
Retirement of debt	(443)	(185)	(258)
Decrease in notes payable	(168)	(174)	6
Payment of capital leases and other financing activities	(23)	(8)	(15)
Net cash provided by (used in) financing activities	$2	$(8)	$10

For the nine months ended September 30, 2017, net cash provided by financing activities at CMS Energy decreased $166 million compared with 2016 and net cash provided by financing activities at Consumers increased $10 million compared with 2016. These changes reflected higher debt retirements offset partially by higher debt issuances. At Consumers, the increase was due primarily to a larger stockholder contribution from CMS Energy.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization—Dividend Restrictions. For the nine months ended September 30, 2017, Consumers paid $347 million in dividends on its common stock to CMS Energy.

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

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations. Accelerated pension funding in prior years and several initiatives to reduce costs have helped improve cash flows from operating activities. Consumers anticipates continued strong cash flows from operating activities for the remainder of 2017 and beyond.

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

At September 30, 2017, CMS Energy had $549 million of its secured revolving credit facility available and Consumers had $893 million available. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity. At September 30, 2017, $230 million of commercial paper notes were outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Note 4, Financings and Capitalization.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At September 30, 2017, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of September 30, 2017, as presented in the following table:

September 30, 2017
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

Off-Balance-Sheet Arrangements

CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $153 million at September 30, 2017. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments—Guarantees.

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

Under its existing energy optimization plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs. In March 2017, Consumers filed applications with the MPSC for approval of an energy waste reduction plan that would amend and expand its existing energy optimization plan and allow for recovery of increased investments to meet the requirements of the 2016 Energy Law. In July and August 2017, the MPSC issued orders that approved the amendments to Consumers’ 2017 energy optimization plan, authorizing Consumers to increase investments during the year and expanding the financial incentive that it may earn for exceeding savings targets during the year.

Smart Energy and Gas AMR: Consumers expects to complete the full-scale deployment of smart meters by the end of 2017, with a total of 1.8 million smart meters installed throughout its service territory. Smart meters allow customers to monitor and manage their energy usage, which Consumers expects will help reduce demand during critical peak times, resulting in lower peak electric capacity requirements. In addition, Consumers is able to disconnect and reconnect service, read, and bill from smart meters remotely. Consumers will continue to add further functionality to its smart meters. In areas where Consumers provides both electricity and natural gas to customers, it is also installing communication modules on gas meters, allowing it to read and bill from gas meters remotely. Consumers expects that it will have installed 660,000 communication modules by the end of 2017.

In areas where it provides only natural gas to customers, Consumers began the deployment of Gas AMR technology in 2017 and expects to complete it in 2019. Under this program, Consumers plans to install communication modules on 1.1 million gas meters, allowing it to conduct drive-by meter reading. As of September 30, 2017, Consumers had installed 16,000 communication modules.

Consumers Electric Utility Outlook and Uncertainties

Energy Resource Planning: Consumers continues to experience increasing demand for electricity due to Michigan’s growing economy and increased use of air conditioning, consumer electronics, and other electric devices, offset partially by the predicted effects of energy efficiency and conservation.

In April 2016, Consumers retired seven of its coal-fueled electric generating units, representing 950 MW of capacity. Even with the retirements of these units, Consumers expects to meet the capacity requirements of its full-service customers through:

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

•                 construction or purchase of electric generating units

•                 continued operation or upgrade of existing units, including upgrades at Ludington

•                 renegotiations of existing PPAs

•                 purchases of short-term market capacity

Additionally, in May 2017, Consumers reached an agreement with T.E.S. Filer City to amend their PPA in anticipation of the conversion of T.E.S. Filer City’s plant to use natural gas as its primary fuel instead of coal. The conversion is expected to increase the amount of capacity and energy produced by the plant from 73 MW to 225 MW. Under the amendment to the PPA, Consumers will purchase the increased capacity and electricity generated by the converted facility for 15 years. The original PPA was set to expire in 2025. The amendment is contingent on approval by the MPSC, on a finding by FERC that sales made under the amended PPA are exempt from, or authorized under, Section 205 of the Federal Power Act, and on commercial operation of the converted facility on or before June 1, 2022.

During 2017, Consumers issued a request for proposals to acquire a natural gas-fueled generating plant, and it completed an auction to purchase generation capacity. The request for proposals and the contracts entered into as a result of the auction were contingent on the anticipated early termination of Consumers’ PPA with Entergy, under which Consumers purchases virtually all of the capacity and energy produced by Palisades. Following the MPSC’s September 2017 order authorizing only partial recovery of the termination payment that Consumers had negotiated with Entergy, Consumers and Entergy agreed not to terminate the PPA, which is now expected to continue until April 2022 under its original terms. As a result, Consumers has rescinded the capacity contracts and is presently assessing whether to pursue any of the proposals received to acquire a natural gas-fueled generating plant. For additional details regarding the MPSC’s order on the Palisades PPA, see the Electric Rate Matters discussion in this section.

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

In June 2017, Consumers issued requests for proposals to acquire wind and solar generation projects within MISO’s service territory, specifically wind generation projects ranging in size from 100 MW to 200 MW and solar generation projects at least 10 MW in size. In September 2017, Consumers filed amendments to its renewable energy plan with the MPSC, requesting approval to acquire up to 525 MW of new wind generation projects and up to 100 MW of new solar generation projects in order to meet its renewable energy requirement. Any contracts entered into as a result of the request for proposals would be subject to MPSC approval.

Voluntary Large Customer Renewable Energy Pilot Program: In May 2017, Consumers filed an application with the MPSC proposing a pilot program that would provide large full-service electric customers with the opportunity to advance the development of renewable energy beyond the requirements of the 2016 Energy Law. Under the pilot program, customers would have the ability to match up to 100 percent of their energy use with renewable energy generated from wind resources. In August 2017, the MPSC conditionally approved a portion of the pilot program and instructed Consumers to submit the program for review as a voluntary green pricing program under provisions of the 2016 Energy Law.

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

Over the next five years, Consumers plans conservatively for average electric delivery growth of about one-half percent annually. This increase reflects growth in electric demand, offset partially by the predicted effects of energy waste reduction programs and appliance efficiency standards. Actual delivery levels will depend on:

•                 energy conservation measures and results of energy waste reduction programs

•                 weather fluctuations

•                 Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity

Electric ROA: Under existing Michigan law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. At September 30, 2017, electric deliveries under the ROA program were at the ten-percent limit. Of Consumers’ 1.8 million electric customers, 300 customers, or 0.02 percent, purchased electric generation service under the ROA program.

The 2016 Energy Law, which became effective in April 2017, retains the ten percent cap on ROA, with certain exceptions, but establishes a path to ensure that forward capacity is secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. The new law also authorizes the MPSC to ensure that alternative electric suppliers have procured enough capacity to cover their anticipated capacity requirements for the four-year forward period. To this end, the MPSC issued an order in March 2017, directing Consumers to file an application to implement a state reliability mechanism. Under the mechanism proposed by the MPSC, if an alternative electric supplier did not demonstrate that it had procured its capacity requirements for the four-year forward period, ROA customers could pay a charge to the utility for capacity that is not provided by the alternative electric supplier. Consumers filed its application in April 2017.

Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Note 2, Regulatory Matters.

Electric Rate Case: In March 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $173 million, based on a 10.5 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. In September 2017, Consumers reduced its requested annual rate increase to $148 million. Presented in the following table are the components of the requested increase in revenue:

In Millions
Components of the rate increase
Investment in rate base	$45
Operating and maintenance costs	42
Gross margin	42
Cost of capital	28
Working capital	(9)
Total	$148

In October 2017, Consumers self-implemented an annual rate increase of $130 million, subject to refund with interest and potential penalties.

Palisades PPA: In December 2016, Consumers agreed to pay Entergy $172 million to terminate their PPA in May 2018, four years ahead of schedule, contingent on the MPSC’s approval of Consumers’ recovery of the payment in electric rates. Under the PPA, Consumers purchases virtually all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. In February 2017, Consumers requested authorization to recover the termination payment through securitization. In September 2017, the MPSC issued a securitization financing order authorizing Consumers to recover only $137 million of the $172 million termination payment. As a result, Consumers and Entergy agreed not to terminate the PPA, which is now expected to continue until April 2022 under its original terms.

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

Sale of Coal-Fueled Generating Units: In October 2017, Consumers completed the sale of its retired B.C. Cobb and J.R. Whiting coal-fueled electric generating units to Forsite. Under the terms of the agreement, which the MPSC approved in September 2017, Consumers transferred the generating units and associated land to Forsite and agreed to pay $63 million to decommission the units and perform cleanup activities at the sites. Consumers securitized the generating units in 2014; thus, the carrying value of the assets was zero. Upon the closing of the sale, Consumers recorded a liability of $63 million with an offsetting reduction to its cost of removal regulatory liability. Additionally, Consumers removed from its consolidated balance sheets a $16 million ARO related to asbestos removal. Consumers estimates that this divestiture will save its electric customers $30 million in decommissioning costs.

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

In 2015, the EPA released its new rule to lower the NAAQS for ozone. The new ozone NAAQS will make it more difficult to construct or modify power plants in many areas of the country, including some parts of Michigan, if the areas are designated to be in nonattainment of the new standard. The NAAQS for ozone are presently being litigated and the EPA’s decision on nonattainment areas is expected by the end of 2017. Consumers is monitoring the designation process of this rule, as well as the litigation, but does not anticipate any impact on its electric generating units.

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

Also in 2015, the EPA published final rules pursuant to Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units, calling the rules the “Clean Power Plan.” The rules required a 32-percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels), and states choosing not to develop their own implementation plans would be subject to the federal plan. Certain states, corporations, and industry groups initiated litigation opposing the proposed Clean Power Plan, and in 2016, the U.S. Supreme Court stayed the Clean Power Plan while the litigation proceeded. In March 2017, the Trump administration issued an executive order directing the EPA and other federal agencies to review rules and policies that burden domestic energy production, including the Clean Power Plan. The EPA subsequently filed motions to hold the Section 111(b) and

Clean Power Plan litigation in abeyance while it reconsiders the rule. In October 2017, the EPA published a proposal to repeal the Clean Power Plan, with a public comment period through mid-December 2017. The EPA has also announced that it intends to begin the rulemaking process for a replacement rule that conforms to the new legal interpretation set forth in the published proposed repeal of the Clean Power Plan. It is expected that the EPA will propose a replacement rule in 2018. Consumers does not expect that any changes to the Clean Power Plan will have an adverse impact on its environmental strategy.

In 2015, a group of 195 countries finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. As part of this agreement, the United States pledged a 26-percent reduction in greenhouse gas emissions by 2025 (with aspirations to achieve a 28-percent reduction) compared with 2005 levels. These non-binding targets are in line with the now-stayed Clean Power Plan targets. The Trump administration has withdrawn from the Paris Agreement, but also stated a desire to renegotiate a new agreement in the future. Consumers does not expect any adverse changes to its environmental strategy as a result of these events.

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

Water: The EPA’s rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act became effective in 2014. The rule is aimed at reducing alleged harmful impacts on fish and shellfish. In 2015, the EPA released its final effluent limitation guidelines, which set stringent new requirements for the discharge from electric generating units into wastewater streams. In April 2017, the EPA announced a decision to reconsider the final effluent limitation guidelines, which are being litigated, and administratively stayed and delayed the compliance dates for two years. In August 2017, the EPA announced that it will undertake a rulemaking to replace specific portions of the rule. Consumers does not expect any adverse changes to its environmental strategy as a result of any revisions to the rule.

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

PCBs: In 2010, the EPA issued an Advance Notice of Proposed Rulemaking, indicating that it is considering a variety of regulatory actions with respect to PCBs. The timing of any future rulemaking is uncertain as the Trump administration has not indicated that a PCB rulemaking is a priority. Additionally, the proposed rulemaking is no longer on the federal rulemaking agenda.

Environmental Stewardship: In an effort to reduce Consumers’ environmental footprint and the impact of present and future regulations, Consumers has adopted the following voluntary environmental stewardship goals for air emissions, water use, and waste reduction:

•                 Committed to a 20-percent reduction of carbon dioxide emissions intensity (pounds of carbon dioxide per MWh generated) by 2025 from a 2008 baseline. In 2016, Consumers achieved a reduction in total tons of carbon dioxide emitted of over 30 percent compared to 2008.

•                 Committed to a 20-percent reduction in water usage (gallons per MWh generated) by 2020, and expects to meet that goal by the end of 2018.

•                 Committed to a cumulative waste reduction goal of one million cubic yards of landfill space avoided by 2019, and met that goal in 2017.

Other Matters: Other electric environmental matters could have a material impact on Consumers’ outlook. For additional details on other electric environmental matters, see Note 3, Contingencies and Commitments—Consumers Electric Utility Contingencies—Electric Environmental Matters.

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

Gas Transmission: In September 2016, Consumers filed an application with the MPSC to invest $610 million in the construction of a 95-mile, 24-inch-diameter natural gas pipeline in Saginaw, Genesee, and Oakland Counties, Michigan. The MPSC issued an order in March 2017 authorizing Consumers to construct and operate the pipeline. Consumers expects the pipeline to be operational by the end of 2020.

Gas Environmental Outlook: Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites. For additional details, see Note 3, Contingencies and Commitments—Consumers Gas Utility Contingencies—Gas Environmental Matters.

Enterprises Outlook and Uncertainties

The primary focus with respect to CMS Energy’s non-utility businesses is to maximize the value of their generating assets, which represent 1,086 MW of capacity, and to pursue opportunities for the development of renewable generation projects.

T.E.S. Filer City plans to convert its plant to use natural gas as its primary fuel instead of coal. The conversion is expected to increase the amount of capacity and energy produced by the plant from 73 MW to 225 MW. In May 2017, in anticipation of the planned conversion, T.E.S. Filer City reached an agreement with Consumers to amend their PPA. Under the amendment to the PPA, Consumers will purchase the increased capacity and electricity generated by the converted facility for 15 years. The original PPA was set to expire in 2025. The amendment is contingent on approval by the MPSC, on a finding by FERC that sales made under the amended PPA are exempt from, or authorized under, Section 205 of the Federal Power Act, and on commercial operation of the converted facility on or before June 1, 2022.

In May 2017, CMS Enterprises completed the construction and began operations of a 2.5-MW solar generation facility in Phillips, Wisconsin. Energy produced by the solar generation facility is sold through a 25-year PPA to Dairyland Power Cooperative, a non-affiliated company.

In September 2017, CMS Enterprises purchased a 24-MW solar generation project in Delta Township, Michigan. The project is presently under development and will be completed in two phases in 2018. Energy produced by the solar generation project will be sold under a 25-year PPA to Lansing Board of Water and Light, a non-affiliated company.

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

Other Outlook and Uncertainties

EnerBank: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank represented four percent of CMS Energy’s net assets at September 30, 2017 and five percent of CMS Energy’s net income available to common stockholders for the nine months ended September 30, 2017. The carrying value of EnerBank’s loan portfolio was $1.3 billion at September 30, 2017. Its loan portfolio was funded primarily by certificates of deposit of $1.2 billion. The twelve-month rolling average net default rate on loans held by EnerBank was 1.2 percent at September 30, 2017. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of September 30, 2017.

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

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Income (Unaudited)

		In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2017	2016	2017	2016

Operating Revenue	$1,527	$1,587	$4,805	$4,759

Operating Expenses
Fuel for electric generation	144	145	386	367
Purchased and interchange power	426	454	1,132	1,165
Purchased power – related parties	21	22	64	65
Cost of gas sold	47	45	494	490
Maintenance and other operating expenses	304	301	909	890
Depreciation and amortization	193	183	652	597
General taxes	62	62	209	209
Total operating expenses	1,197	1,212	3,846	3,783

Operating Income	330	375	959	976

Other Income (Expense)
Interest income	3	1	10	4
Allowance for equity funds used during construction	1	3	5	9
Income from equity method investees	3	5	10	12
Nonoperating retirement benefits, net	3	11	10	31
Other income	2	2	4	7
Other expense	(2)	(6)	(6)	(13)
Total other income	10	16	33	50

Interest Charges
Interest on long-term debt	101	103	304	306
Other interest expense	10	8	26	22
Allowance for borrowed funds used during construction	-	(1)	(2)	(4)
Total interest charges	111	110	328	324

Income Before Income Taxes	229	281	664	702
Income Tax Expense	57	95	200	227

Net Income	172	186	464	475
Income Attributable to Noncontrolling Interests	-	-	1	1

Net Income Available to Common Stockholders	$172	$186	$463	$474

Basic Earnings Per Average Common Share	$0.61	$0.67	$1.65	$1.71
Diluted Earnings Per Average Common Share	$0.61	$0.67	$1.65	$1.70

Dividends Declared Per Common Share	$0.3325	$0.3100	$0.9975	$0.9300

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

		In Millions
	Three Months Ended		Nine Months Ended
September 30	2017	2016	2017	2016

Net Income	$172	$186	$464	$475

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $1, $-, $1, and $-	-	1	1	2
Amortization of prior service credit, net of tax of $- for all periods	-	-	-	(1)

Investments
Unrealized gain on investments, net of tax of $-, $-, $1, and $-	1	1	2	1

Other Comprehensive Income	1	2	3	2

Comprehensive Income	173	188	467	477

Comprehensive Income Attributable to Noncontrolling Interests	-	-	1	1

Comprehensive Income Attributable to CMS Energy	$173	$188	$466	$476

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Cash Flows (Unaudited)

	In Millions
Nine Months Ended September 30	2017	2016

Cash Flows from Operating Activities
Net income	$464	$475
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	652	597
Deferred income taxes and investment tax credit	198	219
Other non-cash operating activities and reconciling adjustments	78	54
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	185	51
Inventories	(161)	35
Accounts payable and accrued refunds	(6)	(24)
Other current and non-current assets and liabilities	(211)	(166)
Net cash provided by operating activities	1,199	1,241

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,208)	(1,224)
Increase in EnerBank notes receivable	(87)	(87)
Proceeds from the sale of EnerBank notes receivable	19	-
Cost to retire property and other investing activities	(78)	(87)
Net cash used in investing activities	(1,354)	(1,398)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,108	775
Issuance of common stock	80	69
Net increase in EnerBank certificates of deposit	40	64
Payment of dividends on common and preferred stock	(282)	(260)
Retirement of long-term debt	(668)	(215)
Decrease in notes payable	(168)	(174)
Payment of capital lease obligations and other financing costs	(39)	(22)
Net cash provided by financing activities	71	237

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(84)	80
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	257	288

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$173	$368

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$153	$159
Note receivable recorded for future refund of use taxes paid and capitalized	-	29

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets (Unaudited)

ASSETS
		In Millions
	September 30	December 31
	2017	2016

Current Assets
Cash and cash equivalents	$142	$235
Restricted cash and cash equivalents	27	19
Accounts receivable and accrued revenue, less allowance of $22 in 2017 and $24 in 2016	631	821
Notes receivable, less allowance of $19 in 2017 and $16 in 2016	197	180
Notes receivable held for sale	31	39
Accounts receivable – related parties	12	12
Inventories at average cost
Gas in underground storage	584	446
Materials and supplies	126	119
Generating plant fuel stock	77	61
Deferred property taxes	157	250
Regulatory assets	19	17
Prepayments and other current assets	118	81
Total current assets	2,121	2,280

Plant, Property, and Equipment
Plant, property, and equipment, gross	21,966	21,010
Less accumulated depreciation and amortization	6,403	6,056
Plant, property, and equipment, net	15,563	14,954
Construction work in progress	881	761
Total plant, property, and equipment	16,444	15,715

Other Non-current Assets
Regulatory assets	2,038	2,091
Accounts and notes receivable	1,177	1,118
Investments	71	65
Other	269	353
Total other non-current assets	3,555	3,627

Total Assets	$22,120	$21,622

LIABILITIES AND EQUITY
		In Millions
	September 30	December 31
	2017	2016

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$980	$886
Notes payable	230	398
Accounts payable	624	598
Accounts payable – related parties	8	12
Accrued rate refunds	35	21
Accrued interest	79	98
Accrued taxes	90	348
Regulatory liabilities	85	95
Other current liabilities	130	199
Total current liabilities	2,261	2,655

Non-current Liabilities
Long-term debt	9,024	8,640
Non-current portion of capital leases and financing obligation	97	110
Regulatory liabilities	2,066	2,041
Postretirement benefits	760	789
Asset retirement obligations	443	447
Deferred investment tax credit	88	73
Deferred income taxes	2,501	2,287
Other non-current liabilities	308	290
Total non-current liabilities	15,287	14,677

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 281.6 shares in 2017 and 279.2 shares in 2016	3	3
Other paid-in capital	5,013	4,916
Accumulated other comprehensive loss	(47)	(50)
Accumulated deficit	(434)	(616)
Total common stockholders’ equity	4,535	4,253
Noncontrolling interests	37	37
Total equity	4,572	4,290

Total Liabilities and Equity	$22,120	$21,622

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity (Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2017	2016	2017	2016

Total Equity at Beginning of Period	$4,486	$4,193	$4,290	$3,975

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	5,006	4,906	4,916	4,837
Common stock issued	7	3	95	82
Common stock repurchased	-	(1)	(13)	(11)
Common stock reissued	-	-	15	-
At end of period	5,013	4,908	5,013	4,908

Accumulated Other Comprehensive Loss
At beginning of period	(48)	(47)	(50)	(47)
Retirement benefits liability
At beginning of period	(49)	(43)	(50)	(43)
Amortization of net actuarial loss	-	1	1	2
Amortization of prior service credit	-	-	-	(1)
At end of period	(49)	(42)	(49)	(42)
Investments
At beginning of period	1	(4)	-	(4)
Unrealized gain on investments	1	1	2	1
At end of period	2	(3)	2	(3)
At end of period	(47)	(45)	(47)	(45)

Accumulated Deficit
At beginning of period	(512)	(706)	(616)	(855)
Cumulative effect of change in accounting principle	-	-	-	33
Net income attributable to CMS Energy	172	186	463	474
Dividends declared on common stock	(94)	(87)	(281)	(259)
At end of period	(434)	(607)	(434)	(607)

Noncontrolling Interests
At beginning of period	37	37	37	37
Income attributable to noncontrolling interests	-	-	1	1
Distributions and other changes in noncontrolling interests	-	-	(1)	(1)
At end of period	37	37	37	37

Total Equity at End of Period	$4,572	$4,296	$4,572	$4,296

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Income (Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2017	2016	2017	2016

Operating Revenue	$1,437	$1,498	$4,536	$4,514

Operating Expenses
Fuel for electric generation	115	118	304	290
Purchased and interchange power	424	445	1,124	1,148
Purchased power – related parties	23	23	67	66
Cost of gas sold	42	39	479	477
Maintenance and other operating expenses	274	274	824	816
Depreciation and amortization	191	182	646	592
General taxes	60	61	203	207
Total operating expenses	1,129	1,142	3,647	3,596

Operating Income	308	356	889	918

Other Income (Expense)
Interest income	2	1	8	3
Interest and dividend income – related parties	-	-	-	1
Allowance for equity funds used during construction	1	3	5	9
Nonoperating retirement benefits, net	3	9	8	28
Other income	1	2	15	7
Other expense	(2)	(6)	(6)	(13)
Total other income	5	9	30	35

Interest Charges
Interest on long-term debt	66	65	198	195
Other interest expense	4	3	11	9
Allowance for borrowed funds used during construction	-	(1)	(2)	(4)
Total interest charges	70	67	207	200

Income Before Income Taxes	243	298	712	753
Income Tax Expense	62	103	216	254

Net Income	181	195	496	499
Preferred Stock Dividends	-	-	1	1

Net Income Available to Common Stockholder	$181	$195	$495	$498

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2017	2016	2017	2016

Net Income	$181	$195	$496	$499

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- for all periods	-	-	1	-

Investments
Unrealized gain (loss) on investments, net of tax of $-, $(1), $1, and $2	-	(2)	2	3
Reclassification adjustments included in net income, net of tax of $-, $-, $(5), and $-	-	-	(8)	-

Other Comprehensive Income (Loss)	-	(2)	(5)	3

Comprehensive Income	$181	$193	$491	$502

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Cash Flows (Unaudited)

		In Millions
Nine Months Ended September 30	2017	2016

Cash Flows from Operating Activities
Net income	$496	$499
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	646	592
Deferred income taxes and investment tax credit	204	220
Other non-cash operating activities and reconciling adjustments	71	45
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	184	72
Inventories	(161)	35
Accounts payable and accrued refunds	(10)	(31)
Other current and non-current assets and liabilities	(221)	(144)
Net cash provided by operating activities	1,209	1,288

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,196)	(1,214)
Cost to retire property and other investing activities	(82)	(87)
Net cash used in investing activities	(1,278)	(1,301)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	534	446
Stockholder contribution	450	275
Payment of dividends on common and preferred stock	(348)	(362)
Retirement of long-term debt	(443)	(185)
Decrease in notes payable	(168)	(174)
Payment of capital lease obligations and other financing costs	(23)	(8)
Net cash provided by (used in) financing activities	2	(8)

Net Decrease in Cash and Cash Equivalents, Including Restricted Amounts	(67)	(21)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	152	71

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$85	$50

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$140	$145
Note receivable recorded for future refund of use taxes paid and capitalized	-	29

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets (Unaudited)

ASSETS

		In Millions
	September 30	December 31
	2017	2016

Current Assets
Cash and cash equivalents	$55	$131
Restricted cash and cash equivalents	27	19
Accounts receivable and accrued revenue, less allowance of $22 in 2017 and $24 in 2016	612	800
Notes receivable	30	29
Accounts receivable – related parties	2	9
Inventories at average cost
Gas in underground storage	584	446
Materials and supplies	121	114
Generating plant fuel stock	73	57
Deferred property taxes	157	250
Regulatory assets	19	17
Prepayments and other current assets	110	70
Total current assets	1,790	1,942

Plant, Property, and Equipment
Plant, property, and equipment, gross	21,784	20,838
Less accumulated depreciation and amortization	6,335	5,994
Plant, property, and equipment, net	15,449	14,844
Construction work in progress	877	759
Total plant, property, and equipment	16,326	15,603

Other Non-current Assets
Regulatory assets	2,038	2,091
Accounts and notes receivable	45	27
Investments	21	33
Other	160	250
Total other non-current assets	2,264	2,401

Total Assets	$20,380	$19,946

LIABILITIES AND EQUITY

		In Millions
	September 30	December 31
	2017	2016

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$464	$397
Notes payable	230	398
Accounts payable	601	580
Accounts payable – related parties	12	18
Accrued rate refunds	35	21
Accrued interest	48	67
Accrued taxes	111	354
Regulatory liabilities	85	95
Other current liabilities	93	164
Total current liabilities	1,679	2,094

Non-current Liabilities
Long-term debt	5,275	5,253
Non-current portion of capital leases and financing obligation	97	110
Regulatory liabilities	2,066	2,041
Postretirement benefits	703	730
Asset retirement obligations	442	446
Deferred investment tax credit	88	73
Deferred income taxes	3,257	3,042
Other non-current liabilities	241	218
Total non-current liabilities	12,169	11,913

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	4,449	3,999
Accumulated other comprehensive loss	(8)	(3)
Retained earnings	1,213	1,065
Total common stockholder’s equity	6,495	5,902
Preferred stock	37	37
Total equity	6,532	5,939

Total Liabilities and Equity	$20,380	$19,946

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2017	2016	2017	2016

Total Equity at Beginning of Period	$6,462	$5,916	$5,939	$5,546

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	4,449	3,999	3,999	3,724
Stockholder contribution	-	-	450	275
At end of period	4,449	3,999	4,449	3,999

Accumulated Other Comprehensive Loss
At beginning of period	(8)	(1)	(3)	(6)
Retirement benefits liability
At beginning of period	(20)	(19)	(21)	(19)
Amortization of net actuarial loss	-	-	1	-
At end of period	(20)	(19)	(20)	(19)
Investments
At beginning of period	12	18	18	13
Unrealized gain (loss) on investments	-	(2)	2	3
Reclassification adjustments included in net income	-	-	(8)	-
At end of period	12	16	12	16
At end of period	(8)	(3)	(8)	(3)

Retained Earnings
At beginning of period	1,143	1,040	1,065	950
Net income	181	195	496	499
Dividends declared on common stock	(111)	(148)	(347)	(361)
Dividends declared on preferred stock	-	-	(1)	(1)
At end of period	1,213	1,087	1,213	1,087

Preferred Stock
At beginning and end of period	37	37	37	37

Total Equity at End of Period	$6,532	$5,961	$6,532	$5,961

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

1:                    NEW ACCOUNTING STANDARDS

Implementation of New Accounting Standards

ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost: This standard was issued to improve the reporting of net benefit cost by employers that offer defined benefit pension plans and other postretirement benefit plans. The required effective date of the standard for CMS Energy and Consumers is January 1, 2018, but early adoption was permitted in the first interim period of 2017. CMS Energy and Consumers elected to adopt the standard as of January 1, 2017. The standard requires employers to report the service cost component of net benefit cost in the same line item on the income statement as other employee compensation costs, while presenting the other cost components separately outside of operating income. This change is to be applied retrospectively to all prior periods presented. Accordingly, for the three months and nine months ended September 30, 2017 and 2016, CMS Energy and Consumers have presented the service cost component of their retirement benefits plans in maintenance and other operating expenses on the consolidated statements of income, while presenting the other components in nonoperating retirement benefits, net, under other income (expense). Prior to this standard, CMS Energy and Consumers had presented all of the cost components in maintenance and other operating expenses. Under a practical expedient permitted by the standard, CMS Energy and Consumers used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

In addition, under this standard, only the service cost component is eligible for capitalization as part of the cost of an asset. This change is to be applied prospectively upon adoption. Accordingly, for the three months and nine months ended September 30, 2017, CMS Energy and Consumers capitalized a portion of the service cost component of their retirement benefits plans to plant, property, and equipment, while recognizing the other components in net income. In prior periods, a portion of all cost components was capitalized. For further details on the net periodic cost of CMS Energy’s and Consumers’ retirement benefits plans, see Note 8, Retirement Benefits. The implementation of this standard did not have a material impact on CMS Energy’s or Consumers’ consolidated net income, cash flows, or financial position.

New Accounting Standards Not Yet Effective

ASU 2014-09, Revenue from Contracts with Customers: This standard provides new guidance for recognizing revenue from contracts with customers. A primary objective of the standard is to provide a single, comprehensive revenue recognition model that will be applied across entities, industries, and capital markets. The new guidance will replace most of the existing revenue recognition requirements in GAAP, although certain guidance specific to rate-regulated utilities will be retained. The standard will be effective on January 1, 2018 for CMS Energy and Consumers, but early adoption in 2017 is permitted. Entities will have the option to apply the standard retrospectively to all prior periods presented, or to apply it retrospectively only to contracts existing at the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings. CMS Energy and Consumers are not adopting the standard early, and will apply the standard retrospectively only to contracts existing on the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings.

CMS Energy and Consumers are continuing to evaluate the standard; however, they do not expect that it will have a material impact on their consolidated net income, cash flows, or financial position. CMS Energy and Consumers will provide additional disclosures about their revenues in accordance with the new standard, but they have not yet identified any significant changes in their revenue recognition practices that may be required.

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

In May 2017, Consumers filed a reconciliation of total revenues collected during self-implementation to those that would have been collected under final rates. The reconciliation indicated that a refund would be required, and Consumers had a $17 million recorded reserve for customer refunds at September 30, 2017. In October 2017, the MPSC approved a settlement agreement that will result in a $17 million refund to customers during December 2017.

Gas Rate Case: In August 2016, Consumers filed an application with the MPSC seeking an annual rate increase of $90 million, based on a 10.6 percent authorized return on equity. Consumers later reduced its requested annual rate increase to $80 million. In January 2017, Consumers self-implemented an annual rate increase of $20 million.

The MPSC issued an order in July 2017, authorizing an annual rate increase of $29 million beginning in August 2017. The MPSC also approved an investment recovery mechanism that will provide for additional annual rate increases of $18 million beginning in 2018 and another $18 million beginning in 2019 for incremental investments that Consumers plans to make in those years, subject to reconciliation. These future investments are intended to help ensure adequate system capacity, deliverability, and safety. The investment recovery surcharge will remain in effect until rates are reset in a subsequent general rate case.

Energy Optimization Plan Incentive: In September 2017, the MPSC approved a settlement agreement authorizing Consumers to collect $18 million during 2018 as an incentive for exceeding its statutory savings targets in 2016. Consumers recognized incentive revenue under this program of $18 million in 2016.

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

In December 2016, CMS Energy entities reached a settlement with the plaintiffs in the three Kansas and Missouri cases for an amount that was not material to CMS Energy. In August 2017, the federal district court approved the settlement.

CMS Energy entities remain as defendants in the Wisconsin class action lawsuits. In March 2017, the federal district court denied plaintiffs’ motion for class certification. The plaintiffs appealed that decision to the U.S. Court of Appeals for the Ninth Circuit, which has accepted the matter for hearing. In June 2017, an unaffiliated company that is also a defendant in these cases filed for bankruptcy, which could increase the risk of loss to CMS Energy.

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

At September 30, 2017, CMS Energy had a recorded liability of $49 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $62 million. CMS Energy expects to pay the following amounts for long-term liquid disposal and operating and maintenance costs during the remainder of 2017 and in each of the next five years:

				In Millions
	2017	2018	2019	2020	2021	2022
CMS Energy
Long-term liquid disposal and operating and maintenance costs	$1	$4	$4	$4	$4	$4

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

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At September 30, 2017, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.

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

Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At September 30, 2017, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.

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

At September 30, 2017, Consumers had a recorded liability of $93 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $104 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2017 and in each of the next five years:

					In Millions
	2017	2018	2019	2020	2021	2022
Consumers
Remediation and other response activity costs	$8	$16	$18	$10	$18	$7

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At September 30, 2017, Consumers had a regulatory asset of $141 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At September 30, 2017, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.

Guarantees

Presented in the following table are CMS Energy’s and Consumers’ guarantees at September 30, 2017:

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

4:                    FINANCINGS AND CAPITALIZATION

Financings: Presented in the following table is a summary of major long-term debt transactions during the nine months ended September 30, 2017.

	Principal (In Millions)	Interest Rate	Issue/Retirement Date	Maturity Date
Debt issuances
CMS Energy, parent only
Senior notes	$350	3.450%	February 2017	August 2027
Total CMS Energy, parent only	$350
Consumers
First mortgage bonds	$350	3.950%	February 2017	July 2047
First mortgage bonds[1]	40	3.180	September 2017	September 2032
First mortgage bonds[1]	125	3.520	September 2017	September 2037
First mortgage bonds[1]	20	3.860	September 2017	September 2052
Total Consumers	$535
Total CMS Energy	$885
Debt retirements
Consumers
First mortgage bonds	$250	5.150%	February 2017	February 2017
Senior notes	180	6.875	September 2017	March 2018
Total Consumers	$430
Total CMS Energy	$430

1              These first mortgage bonds were issued in a September private placement under a bond purchase agreement executed in August. Under the agreement, Consumers will issue an additional $300 million of first mortgage bonds in a second private placement in November, consisting of $60 million of 3.18-percent first mortgage bonds due 2032, $210 million of 3.52-percent first mortgage bonds due 2037, and $30 million of 3.86-percent first mortgage bonds due 2052.

In October 2017, Consumers retired $100 million of 3.21-percent first mortgage bonds at maturity.

Term Loan: In April 2017, CMS Energy reached an agreement to extend the maturity date of its $180 million term loan by one year, through April 2019.

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at September 30, 2017:

				In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
May 27, 2022[1,2]	$550	$-	$1	$549
Consumers
May 27, 2022[2,3]	$650	$-	$7	$643
November 23, 2018[3]	250	-	-	250
September 9, 2019[3,4]	30	-	30	-

1              During the nine months ended September 30, 2017, CMS Energy’s average borrowings totaled $28 million with a weighted-average interest rate of 2.02 percent. Obligations under this facility are secured by Consumers common stock.

2              In May 2017, the expiration date of this revolving credit agreement was extended from May 2021 to May 2022.

3              Obligations under this facility are secured by first mortgage bonds of Consumers.

4              In June 2017, the expiration date of this letter of credit reimbursement agreement was extended from May 2018 to September 2019.

Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity. At September 30, 2017, $230 million of commercial paper notes were outstanding under this program and recorded as current notes payable on the consolidated balance sheets of CMS Energy and Consumers.

Dividend Restrictions: At September 30, 2017, payment of dividends by CMS Energy on its common stock was limited to $4.5 billion under provisions of the Michigan Business Corporation Act of 1972.

Under the provisions of its articles of incorporation, at September 30, 2017, Consumers had $1.1 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.

For the nine months ended September 30, 2017, Consumers paid $347 million in dividends on its common stock to CMS Energy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

				In Millions
	CMS Energy, including Consumers		Consumers
	September 30	December 31	September 30	December 31
	2017	2016	2017	2016
Assets[1]
Cash equivalents	$21	$44	$-	$-
Restricted cash equivalents	27	19	27	19
CMS Energy common stock	-	-	21	33
Nonqualified deferred compensation plan assets	13	12	9	8
DB SERP
Cash equivalents	4	3	3	2
Mutual funds	145	141	105	102
Derivative instruments
Commodity contracts	2	1	2	1
Total	$212	$220	$167	$165
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$13	$12	$9	$8
Derivative instruments
Commodity contracts	1	-	1	-
Total	$14	$12	$10	$8

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

						In Millions
	September 30, 2017					December 31, 2016
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$22	$22	$-	$-	$22	$22	$22	$-	$-	$22
Notes receivable[2]	1,382	1,479	-	-	1,479	1,326	1,415	-	-	1,415
Securities held to maturity	16	16	-	16	-	13	13	-	13	-
Liabilities
Long-term debt[3]	9,983	10,484	-	9,331	1,153	9,504	9,953	-	8,990	963
Long-term payables[4]	18	18	-	-	18	17	17	-	-	17
Consumers
Assets
Long-term receivables[1]	$22	$22	$-	$-	$22	$22	$22	$-	$-	$22
Notes receivable[5]	46	46	-	-	46	45	45	-	-	45
Liabilities
Long-term debt[6]	5,718	6,032	-	4,879	1,153	5,628	5,903	-	4,940	963

1              Includes current accounts receivable of $14 million at September 30, 2017 and $12 million at December 31, 2016.

2              Includes current portion of notes receivable of $228 million at September 30, 2017 and $219 million at December 31, 2016.

3              Includes current portion of long-term debt of $959 million at September 30, 2017 and $864 million at December 31, 2016.

4              Includes current portion of long-term payables of $1 million at September 30, 2017 and December 31, 2016.

5              Includes current portion of notes receivable of $30 million at September 30, 2017 and $29 million at December 31, 2016.

6              Includes current portion of long-term debt of $443 million at September 30, 2017 and $375 million at December 31, 2016.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At September 30, 2017 and December 31, 2016, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

	In Millions
	September 30, 2017				December 31, 2016
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$142	$3	$-	$145	$141	$-	$-	$141
Held to maturity
Debt securities	16	-	-	16	13	-	-	13
Consumers
Available for sale
DB SERP
Mutual funds	$103	$2	$-	$105	$102	$-	$-	$102
CMS Energy common stock	2	19	-	21	4	29	-	33

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities. Debt securities classified as held to maturity consist primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.

7:                    NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

		In Millions
	September 30, 2017	December 31, 2016
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$167	$151
EnerBank notes receivable held for sale	31	39
Michigan tax settlement	30	29
Non-current
EnerBank notes receivable	1,134	1,088
Michigan tax settlement	20	19
Total notes receivable	$1,382	$1,326
Consumers
Current
Michigan tax settlement	$30	$29
Non-current
Michigan tax settlement	16	16
Total notes receivable	$46	$45

EnerBank notes receivable are unsecured consumer installment loans for financing home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses. In March 2017, EnerBank completed a sale of notes receivable, receiving proceeds of $19 million and recording an insignificant gain. At September 30, 2017, $31 million of notes receivable remained classified as held for sale; the fair value of notes receivable held for sale exceeded their carrying value. These notes are expected to be sold in 2017.

Authorized contractors pay fees to EnerBank to provide borrowers with same-as-cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $83 million at September 30, 2017 and $84 million at December 31, 2016. Unearned income associated with the loan fees for notes receivable held for sale was $6 million at September 30, 2017 and $8 million at December 31, 2016.

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

Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent consumer loans was $12 million at September 30, 2017 and $11 million at December 31, 2016.

At September 30, 2017 and December 31, 2016, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

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

Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

					In Millions
	DB Pension Plan				OPEB Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
September 30	2017	2016	2017	2016	2017	2016	2017	2016
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$12	$10	$34	$31	$5	$5	$15	$14
Interest cost	23	21	67	64	13	12	39	35
Expected return on plan assets	(39)	(36)	(115)	(110)	(22)	(22)	(67)	(65)
Amortization of:
Net loss	20	17	60	52	7	5	23	16
Prior service cost (credit)	1	1	3	3	(8)	(10)	(26)	(31)
Net periodic cost (credit)	$17	$13	$49	$40	$(5)	$(10)	$(16)	$(31)
Consumers
Net periodic cost (credit)
Service cost	$11	$11	$33	$31	$5	$4	$14	$13
Interest cost	22	20	65	62	12	12	38	34
Expected return on plan assets	(38)	(35)	(112)	(107)	(21)	(20)	(63)	(60)
Amortization of:
Net loss	19	16	58	50	8	5	24	16
Prior service cost (credit)	1	1	3	3	(8)	(10)	(25)	(30)
Net periodic cost (credit)	$15	$13	$47	$39	$(4)	$(9)	$(12)	$(27)

9:                    INCOME TAXES

Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Nine Months Ended September 30	2017	2016
CMS Energy, including Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	2.3	4.2
Accelerated flow-through of regulatory tax benefits[2]	(4.3)	(4.7)
Employee share-based awards	(0.9)	(0.8)
Other, net	(2.0)	(1.4)
Effective tax rate	30.1%	32.3%
Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	2.3	4.6
Accelerated flow-through of regulatory tax benefits[2]	(3.9)	(4.0)
Employee share-based awards	(0.8)	(0.7)
Other, net	(2.3)	(1.2)
Effective tax rate	30.3%	33.7%

1              In September 2017, CMS Energy completed the evaluation of its methodology for the state apportionment of Consumers’ electricity sales to MISO, taking into account recent state tax law developments in the electric utility sector. As a result, CMS Energy intends to amend state income tax filings for 2013 through 2016 to seek a refund of taxes previously paid. To recognize the anticipated refund and the impact of the expected lower effective tax rate on their deferred state tax liabilities, CMS Energy recorded a $15 million income tax benefit and Consumers recorded a $16 million income tax benefit in September 2017. Both amounts are net of reserves for uncertain tax positions. For the nine months ended September 30, 2017, the impact of the benefit was a 2.3 percentage point reduction to CMS Energy’s effective tax rate and a 2.2 percentage point reduction to Consumers’ effective tax rate.

2              Since 2014, Consumers has followed a regulatory treatment ordered by the MPSC that accelerates the return of certain income tax benefits to customers. This change, which also accelerates Consumers’ recognition of the income tax benefits, reduced Consumers’ income tax expense by $28 million for the nine months ended September 30, 2017 and by $30 million for the nine months ended September 30, 2016.

10:          EARNINGS PER SHARE—CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

		In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2017	2016	2017	2016
Income available to common stockholders
Net income	$172	$186	$464	$475
Less income attributable to noncontrolling interests	-	-	1	1
Net income available to common stockholders – basic and diluted	$172	$186	$463	$474
Average common shares outstanding
Weighted-average shares – basic	280.8	278.2	279.8	277.7
Add dilutive nonvested stock awards	0.8	1.0	0.8	1.1
Weighted-average shares – diluted	281.6	279.2	280.6	278.8
Net income per average common share available to common stockholders
Basic	$0.61	$0.67	$1.65	$1.71
Diluted	0.61	0.67	1.65	1.70

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

11:          CASH AND CASH EQUIVALENTS

Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

		In Millions
	September 30	December 31
	2017	2016
CMS Energy, including Consumers
Cash and cash equivalents	$142	$235
Restricted cash and cash equivalents	27	19
Other non-current assets	4	3
Cash and cash equivalents, including restricted amounts	$173	$257
Consumers
Cash and cash equivalents	$55	$131
Restricted cash and cash equivalents	27	19
Other non-current assets	3	2
Cash and cash equivalents, including restricted amounts	$85	$152

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

In Millions
Nine Months Ended September 30	2016
CMS Energy, including Consumers
Change in:
Net cash used in investing activities	$7
Cash and cash equivalents, including restricted amounts, end of period	29
Consumers
Change in:
Net cash used in investing activities	$8
Cash and cash equivalents, including restricted amounts, end of period	29

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

Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2017	2016	2017	2016
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,247	$1,313	$3,360	$3,348
Gas utility	190	185	1,176	1,166
Enterprises	58	59	172	156
Other reconciling items	32	30	97	89
Total operating revenue – CMS Energy	$1,527	$1,587	$4,805	$4,759
Consumers
Operating revenue
Electric utility	$1,247	$1,313	$3,360	$3,348
Gas utility	190	185	1,176	1,166
Total operating revenue – Consumers	$1,437	$1,498	$4,536	$4,514
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$176	$191	$394	$395
Gas utility	5	3	101	102
Enterprises	8	8	27	17
Other reconciling items	(17)	(16)	(59)	(40)
Total net income available to common stockholders – CMS Energy	$172	$186	$463	$474
Consumers
Net income available to common stockholder
Electric utility	$176	$191	$394	$395
Gas utility	5	3	101	102
Other reconciling items	-	1	-	1
Total net income available to common stockholder – Consumers	$181	$195	$495	$498

		In Millions
	September 30, 2017	December 31, 2016
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$15,056	$14,540
Gas utility[1]	6,713	6,283
Enterprises	164	157
Other reconciling items	33	30
Total plant, property, and equipment, gross – CMS Energy	$21,966	$21,010
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$15,056	$14,540
Gas utility[1]	6,713	6,283
Other reconciling items	15	15
Total plant, property, and equipment, gross – Consumers	$21,784	$20,838
CMS Energy, including Consumers
Total assets
Electric utility[1]	$13,639	$13,429
Gas utility[1]	6,701	6,446
Enterprises	280	269
Other reconciling items	1,500	1,478
Total assets – CMS Energy	$22,120	$21,622
Consumers
Total assets
Electric utility[1]	$13,640	$13,430
Gas utility[1]	6,701	6,446
Other reconciling items	39	70
Total assets – Consumers	$20,380	$19,946

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

UNREGISTERED SALES OF EQUITY SECURITIES

None.

ISSUER REPURCHASES OF EQUITY SECURITIES

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2017 to July 31, 2017	15,694		$46.25	-	-
August 1, 2017 to August 31, 2017	154		46.64	-	-
September 1, 2017 to September 30, 2017	17		48.42	-	-
Total	15,865		$46.26	-	-

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

129th Supplemental Indenture dated as of September 28, 2017 between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed September 28, 2017 and incorporated herein by reference)

10.1	—	Bond Purchase Agreement between Consumers Energy and each of the Purchasers named therein (Exhibit 10.1 to Form 8-K filed August 29, 2017 and incorporated herein by reference)
10.2[1]	—	Annual Employee Incentive Compensation Plan for Consumers as amended effective as of August 4, 2017
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

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

CMS ENERGY CORPORATION

Dated: October 26, 2017	By:	/s/ Rejji P. Hayes

Rejji P. Hayes

Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: October 26, 2017	By:	/s/ Rejji P. Hayes

Rejji P. Hayes

Executive Vice President and Chief Financial Officer

EXHIBITS