Form 10-K
period 2017-12-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2018-02-14
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of CMS Energy voting and non-voting common equity held by non-affiliates was $12.948 billion for the 279,964,146 CMS Energy Common Stock shares outstanding on June 30, 2017 based on the closing sale price of $46.25 for CMS Energy Common Stock, as reported by the New York Stock Exchange on such date. There were no shares of Consumers common equity held by non-affiliates as of June 30, 2017.

There were 282,420,406 shares of CMS Energy Common Stock outstanding on January 31, 2018, including 20,316 shares owned by Consumers Energy Company. On January 31, 2018, CMS Energy held all 84,108,789 outstanding shares of common equity of Consumers.

Documents incorporated by reference in Part III: CMS Energy’s and Consumers’ proxy statement relating to their 2018 Annual Meetings of Shareholders to be held May 4, 2018.

CMS Energy Corporation

Consumers Energy Company

Annual Reports on Form 10-K to the Securities and Exchange Commission for the Year Ended December 31, 2017

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
Allowance for borrowed and equity funds used during construction

AOCI
Accumulated other comprehensive income (loss)

ARO
Asset retirement obligation

ASC 715
Financial Accounting Standards Board Accounting Standards Codification Topic 715, Retirement Benefits

ASC 740
Financial Accounting Standards Board Accounting Standards Codification Topic 740, Income Taxes

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
The Cross-State Air Pollution Rule

DB Pension Plan A
Defined benefit pension plan of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries, created as of December 31, 2017 for active employees who were covered under the defined benefit pension plan that closed in 2005

DB Pension Plan B
Defined benefit pension plan of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries, amended as of December 31, 2017 to include only retired and former employees who were covered under the defined benefit pension plan that closed in 2005

DB Pension Plans
Defined benefit pension plans of CMS Energy and Consumers, comprising DB Pension Plan A and DB Pension Plan B

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

OPEB Plan
Postretirement health care and life insurance plans of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries

Palisades
Palisades nuclear power plant, sold by Consumers to Entergy in 2007

PBO
Projected benefit obligation

PCB
Polychlorinated biphenyl

PHMSA
The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration

PISP
Performance Incentive Stock Plan

PPA
Power purchase agreement

PSCR
Power supply cost recovery

PURPA
The Public Utility Regulatory Policies Act of 1978

RCRA
The Federal Resource Conservation and Recovery Act of 1976

REC
Renewable energy credit

ROA
Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to a Michigan statute enacted in 2000, as amended

S&P
Standard & Poor’s Financial Services LLC

SEC
U.S. Securities and Exchange Commission

securitization
A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of securitization bonds issued by a special-purpose entity affiliated with such utility

Smart Energy
Consumers’ Smart Energy grid modernization project, which includes the installation of smart meters that transmit and receive data, a two-way communications network, and modifications to Consumers’ existing information technology system to manage the data and enable changes to key business processes

TCJA
P.L. 115-97, commonly referred to as the Tax Cuts and Jobs Act

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

•                 the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers

•                 the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to future prices of electricity, natural gas, and other energy-related commodities

•                 factors affecting development of electric generation projects and gas and electric transmission and distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, and government approvals

•                 potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, operations, or backup systems due to accidents, explosions, physical disasters, cyber incidents, vandalism, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events

•                 changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions

•                 potential costs, lost revenues, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyber attack or other cyber incident

•                 potential disruption to, interruption or failure of, or other impacts on information technology backup or disaster recovery systems

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

•                 other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents

All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook; and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters and Note 4, Contingencies and Commitments.

Part I

Item 1.                     Business

GENERAL

CMS Energy

CMS Energy was formed as a corporation in Michigan in 1987 and is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic independent power producer. Consumers serves individuals and businesses operating in the alternative energy, automotive, chemical, metal, and food products industries, as well as a diversified group of other industries. CMS Enterprises, through its subsidiaries and equity investments, is engaged in domestic independent power production, the marketing of independent power production, and the development of renewable generation.

CMS Energy manages its businesses by the nature of services each provides, and operates principally in three business segments: electric utility, gas utility, and enterprises, its non-utility operations and investments. Consumers’ consolidated operations account for the substantial majority of CMS Energy’s total assets, income, and operating revenue. CMS Energy’s consolidated operating revenue was $6.6 billion in 2017, $6.4 billion in 2016, and $6.5 billion in 2015.

For further information about operating revenue, income, and assets and liabilities attributable to all of CMS Energy’s business segments and operations, see Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data—CMS Energy Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

Consumers

Consumers has served Michigan customers since 1886. Consumers was incorporated in Maine in 1910 and became a Michigan corporation in 1968. Consumers owns and operates electric generation, transmission, and distribution facilities and gas transmission, storage, and distribution facilities. It provides electricity and/or natural gas to 6.7 million of Michigan’s 10 million residents. Consumers’ rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and FERC, as well as to NERC reliability standards, as described in Item 1. Business—CMS Energy and Consumers Regulation.

Consumers’ consolidated operating revenue was $6.2 billion in 2017, $6.1 billion in 2016, and $6.2 billion in 2015. For further information about operating revenue, income, and assets and liabilities attributable to Consumers’ electric and gas utility operations, see Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data—Consumers Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

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

In 2017, Consumers served 1.8 million electric customers and 1.8 million gas customers in Michigan’s Lower Peninsula. Presented in the following map are Consumers’ service territories:

Electric Service Territory

Gas Service Territory

Combination Electric and Gas Service Territory

•	Electric Generation Facilities

CMS Energy and Consumers — The Triple Bottom Line

CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic independent power producer. Consumers’ electric utility operations include the generation, purchase, transmission, distribution, and sale of electricity, and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas. Consumers’ customer base consists of a mix of residential, commercial, and diversified industrial customers. CMS Enterprises, through its subsidiaries and equity investments, is engaged in domestic independent power production, the marketing of independent power production, and the development of renewable generation.

CMS Energy and Consumers manage their businesses by the nature of services each provides. CMS Energy operates principally in three business segments: electric utility; gas utility; and enterprises, its non-utility operations and investments. Consumers operates principally in two business segments: electric utility and gas utility. CMS Energy’s and Consumers’ businesses are affected primarily by:

•                 regulation and regulatory matters

•                 state and federal legislation

•                 economic conditions

•                 weather

•                 energy commodity prices

•                 interest rates

•                 their securities’ credit ratings

The Triple Bottom Line

CMS Energy’s and Consumers’ purpose is to achieve world class performance while delivering hometown service. In support of this purpose, the companies employ the “Consumers Energy Way,” a lean operating model designed to improve safety, quality, cost, delivery, and employee morale.

CMS Energy and Consumers measure their progress toward the purpose by considering their impact on the “triple bottom line” of people, planet, and profit, which is underpinned by performance; this consideration takes into account not only the economic value that the companies create for customers and investors, but also their responsibility to social and environmental goals. The triple bottom line balances the interests of the companies’ employees, customers, suppliers, regulators, creditors, Michigan’s residents, the investment community, and other stakeholders, and it reflects the broader societal impacts of the companies’ activities.

Consumers’ 2017 Sustainability Report, which is available to the public, describes the company’s commitment to world class performance and to the triple bottom line and discusses its progress in the areas of safety, environmental stewardship, social responsibility, and economic development.

People: The people element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to their employees, their customers, the residents of local communities in which the companies do business, and other stakeholders.

The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. The number of recordable safety incidents in 2017 was 65, compared with 73 in 2016 and 106 in 2015. The number of recordable safety incidents in 2017 was the lowest in Consumers’ history, and Consumers is on track to have the best safety results of its EEI peer group, as it did in 2016.

CMS Energy and Consumers also place a high priority on customer value and on providing a hometown customer experience. Consumers’ customer-driven investment program is aimed at improving safety and increasing electric and gas reliability, which has resulted in measureable improvements in customer satisfaction.

Central to Consumers’ commitment to its customers are the initiatives it has undertaken to keep electricity and natural gas affordable. These initiatives include the adoption of its lean operating model that is focused on completing work safely and correctly the first time, thus minimizing rework and waste, while delivering services on time. Other cost-saving initiatives undertaken by Consumers include:

•                 replacement of coal-fueled generation with cleaner and more efficient gas-fueled generation, renewable energy, and energy waste reduction and demand response programs

•                 targeted infrastructure investment, including the installation of smart meters

•                 information and control system efficiencies

•                 employee and retiree health care cost sharing

•                 workforce productivity enhancements

In addition, Consumers’ gas commodity costs declined by 60 percent from 2007 through 2017, due not only to a decrease in market prices but also to Consumers’ improvements to its gas infrastructure and optimization of its gas purchasing and storage strategy. These gas commodity savings are passed on to customers.

Planet: The planet element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to protect the environment; this commitment extends beyond complying with the various state and federal environmental and health and safety laws and regulations to which CMS Energy and Consumers are subject. Consideration of climate change risk and other environmental risks is embedded in the companies’ strategy, business planning, and enterprise risk management processes.

CMS Energy and Consumers continue to focus on opportunities to reduce their carbon footprint by replacing coal-fueled generation with gas-fueled generation and renewable energy. In 2016, Consumers retired seven of its coal-fueled electric generating units, representing 33 percent of its owned coal-fueled generating capacity. As a result of these retirements and other actions taken by CMS Energy and Consumers, the companies’ combined percentage of electric supply (self-generated and purchased) from coal has decreased by 16 percentage points since 2015. Presented in the following illustration are CMS Energy’s, including Consumers’, sources of electric supply during 2017:

Gas (38%)

Coal (26%)

Nuclear (17%)

Renewables (9%)

Pumped Storage (2%)

Net interchange power and other (8%)

Additionally, over the last 20 years, Consumers has reduced its sulfur dioxide emissions by 80 percent, its nitrogen oxide emissions by 90 percent, and its particulate matter emissions by 80 percent. Over the last ten years, Consumers has reduced its mercury emissions by 70 percent.

Going forward, Consumers will continue to invest in renewable generation and energy waste reduction programs in order to meet the requirements set by the 2016 Energy Law and to fulfill customer demand beyond the renewable energy standard. CMS Energy will continue to pursue further opportunities for the development of renewable generation projects through its non-utility businesses.

The 2016 Energy Law aligns with Consumers’ clean and lean strategy, which focuses on increasing its generation of renewable energy, helping its customers use less energy, and offering demand response programs to reduce demand during critical peak times. Among other things, the 2016 Energy Law:

•                 raised the renewable energy standard from the present ten-percent requirement to 12.5 percent by 2019 and 15 percent by 2021

•                 established a goal of 35 percent combined renewable energy and energy waste reduction by 2025

•                 authorized incentives for demand response programs and expanded existing incentives for energy efficiency programs, referring to the combined initiatives as energy waste reduction programs

In a further effort to advance its environmental stewardship and to meet the requirements of present and future regulations, Consumers has adopted the following voluntary goals for air emissions, water use, and waste reduction:

•                 Committed to a 20-percent reduction of carbon dioxide emissions intensity (pounds of carbon dioxide per MWh generated) by 2025 from a 2008 baseline. In 2016, Consumers achieved a reduction in total tons of carbon dioxide emitted of over 30 percent compared to 2008.

•                 Committed to a 20-percent reduction in water usage (gallons per MWh generated) by 2020, and surpassed that goal in 2017 with a 35-percent reduction in water used to generate electricity.

•                 Committed to a cumulative waste reduction goal of one million cubic yards of landfill space avoided by 2019, and met that goal in 2017.

CMS Energy and Consumers are monitoring numerous legislative and regulatory initiatives, including those to regulate greenhouse gases, and related litigation. They are also monitoring potential changes in policies under the Trump administration. While CMS Energy and Consumers cannot predict the outcome of these matters, which could have a material effect on the companies, they intend to continue to move forward with their clean energy plan, their carbon reduction goals, and their emphasis on supply diversity.

Profit: The profit element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to meeting financial objectives and providing economic development opportunities and benefits in the communities in which they do business. CMS Energy’s and Consumers’ financial strength allows them to maintain solid investment-grade credit ratings and thereby reduce funding costs for the benefit of customers and investors, to preserve and create jobs, and to reinvest in the communities they serve.

BUSINESS SEGMENTS

Consumers Electric Utility

Electric Utility Operations: Consumers’ electric utility operations, which include the generation, purchase, transmission, distribution, and sale of electricity, generated operating revenue of $4.4 billion in 2017, $4.4 billion in 2016, and $4.2 billion in 2015. Consumers’ electric utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2017 electric utility operating revenue of $4.4 billion by customer class:

Residential (43%)

Commercial (34%)

Industrial (17%)

Other (6%)

Consumers’ electric utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.

In 2017, Consumers’ electric deliveries were 37 billion kWh, which included ROA deliveries of three billion kWh, resulting in net bundled sales of 34 billion kWh. In 2016, Consumers’ electric deliveries were 38 billion kWh, which included ROA deliveries of four billion kWh, resulting in net bundled sales of 34 billion kWh.

Consumers’ electric utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment.

Presented in the following illustration are Consumers’ monthly weather-adjusted electric deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including ROA deliveries, during 2017 and 2016:

Consumers’ 2017 summer peak demand was 7,634 MW, which included ROA demand of 577 MW. For the 2016-2017 winter season, Consumers’ peak demand was 5,924 MW, which included ROA demand of 475 MW. As required by MISO reserve margin requirements, Consumers owns or controls, through long-term PPAs and short-term capacity purchases, all of the capacity required to supply its projected firm peak load and necessary reserve margin for summer 2018.

Electric Utility Properties: Consumers owns and operates generation, transmission, and distribution facilities. For details about Consumers’ electric generation facilities, see the Electric Utility Generation and Supply Mix section that follows this Electric Utility Properties section. Consumers’ transmission and distribution systems consist of:

•                 214 miles of transmission overhead lines operating at 138 kilovolts

•                 188 miles of high-voltage distribution overhead lines operating at 138 kilovolts

•                 4 miles of high-voltage distribution underground lines operating at 138 kilovolts

•                 4,431 miles of high-voltage distribution overhead lines operating at 46 kilovolts and 69 kilovolts

•                 19 miles of high-voltage distribution underground lines operating at 46 kilovolts

•                 56,098 miles of electric distribution overhead lines

•                 10,665 miles of underground distribution lines

•                 substations with an aggregate transformer capacity of 25 million kVA

Consumers is interconnected to the interstate high-voltage electric transmission system owned by METC and operated by MISO. Consumers is also interconnected to neighboring utilities and to other transmission systems.

Electric Utility Generation and Supply Mix: Presented in the following table are details about Consumers’ 2017 electric generation and supply mix:

	Number of Units and	2017 Generation Capacity	[1]	2017 Electric Supply
Name and Location (Michigan)	Year Entered Service	(MW)		(GWh)
Coal steam generation
J.H. Campbell 1 & 2 – West Olive	2 Units, 1962-1967	607		2,162
J.H. Campbell 3 – West Olive[2]	1 Unit, 1980	780		5,400
D.E. Karn 1 & 2 – Essexville	2 Units, 1959-1961	515		2,536
		1,902		10,098
Oil/Gas steam generation
D.E. Karn 3 & 4 – Essexville	2 Units, 1975-1977	1,208		96

Hydroelectric
Ludington – Ludington	6 Units, 1973	1,100	[3]	(290)[4]
Conventional hydro generation – various locations	35 Units, 1906-1949	75		479
		1,175		189
Gas combined cycle
Jackson – Jackson	1 Unit, 2002	542		1,890
Zeeland – Zeeland	3 Units, 2002	527		3,051
		1,069		4,941
Gas/Oil combustion turbine
Zeeland (simple cycle) – Zeeland	2 Units, 2001	316		164
Various plants – various locations[5]	8 Units, 1966-1971	52		1
		368		165
Wind generation
Cross Winds® Energy Park – Tuscola County	62 Turbines, 2014	18		336
Lake Winds® Energy Park – Mason County	56 Turbines, 2012	17		257
		35		593
Solar generation
Solar Gardens – Allendale and Kalamazoo	15,100 Panels, 2016	2		6
Total owned generation		5,759		16,088
Purchased power[6]
Coal generation – primarily Filer City		60		491
Gas generation – MCV Facility[7]		1,240		4,355
Other gas generation – various locations		371		1,166
Nuclear generation – Palisades[7]		764		6,780
Wind generation – various locations		53		951
Other renewable generation – various locations		208		1,337
		2,696		15,080
Net interchange power[8]		-		4,384
Total purchased and interchange power		2,696		19,464
Total supply		8,455		35,552
Less generation and transmission use/loss				1,938
Total net bundled sales				33,614

1              Represents generation capacity during the summer months. For wind and solar generation, the amount represents the effective load-carrying capability.

2              Represents Consumers’ share of the capacity of the J.H. Campbell 3 unit, net of the 6.69-percent ownership interest of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc.

3              Represents Consumers’ 51-percent share of the capacity of Ludington. DTE Electric holds the remaining 49-percent ownership interest.

4              Represents Consumers’ share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak-demand hours.

5              Includes units that were mothballed beginning on various dates between October 2010 and October 2014.

6              Represents purchases under long-term PPAs.

7              For information about Consumers’ long-term PPAs related to the MCV Facility and Palisades, see Item 8. Financial Statements and Supplementary Data—Note 4, Contingencies and Commitments—Contractual Commitments.

8              Represents purchases from the MISO capacity and energy markets.

Consumers’ generation capacity is a measure of the maximum electric output that Consumers has available to meet peak load requirements. As shown in the following illustration, Consumers’ 2017 generation capacity of 8,455 MW, including purchased capacity of 2,696 MW, relied on a variety of fuel sources:

Gas (40%)

Coal (23%)

Pumped Storage (13%)

Oil (10%)

Nuclear (9%)

Renewables (5%)

Presented in the following table are the sources of Consumers’ electric supply for the last three years:

			GWh
Years Ended December 31	2017	2016	2015
Owned generation
Coal	10,098	9,739	15,833
Gas	5,190	6,194	3,601
Renewable energy	1,078	1,083	1,056
Oil	12	8	-
Net pumped storage[1]	(290)	(316)	(186)
Total owned generation	16,088	16,708	20,304
Purchased power[2]
Gas generation	5,521	6,139	4,301
Nuclear generation	6,780	6,927	6,909
Renewable energy generation	2,288	2,229	2,163
Coal generation	491	512	510
Net interchange power[3]	4,384	3,688	1,327
Total purchased and interchange power	19,464	19,495	15,210
Total supply	35,552	36,203	35,514

1              Represents Consumers’ share of net pumped-storage generation. During 2017, the pumped-storage facility consumed 997 GWh of electricity to pump water during off-peak hours for storage in order to generate 707 GWh of electricity later during peak-demand hours.

2              Represents purchases under long-term PPAs.

3              Represents purchases from the MISO energy market.

During 2017, Consumers acquired 55 percent of the electricity it provided to customers through long-term PPAs and the MISO energy market. Consumers offers its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the market to serve the demand of its customers. Consumers is a net purchaser of power and supplements its generation capability with purchases from the MISO energy market to meet its customers’ needs during peak demand periods.

At December 31, 2017, Consumers had unrecognized future commitments (amounts for which, in accordance with GAAP, liabilities have not been recorded on its balance sheet) to purchase capacity and energy under long-term PPAs with various generating plants. These contracts require monthly capacity payments based on the plants’ availability or deliverability. The payments for 2018 through 2036 are estimated to total $9 billion and, for each of the next five years, $1 billion annually. These amounts may vary depending on plant availability and fuel costs. For further information about Consumers’ future capacity and energy purchase obligations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity and Item 8. Financial Statements and Supplementary Data—Note 4, Contingencies and Commitments—Contractual Commitments.

During 2017, 28 percent of the energy Consumers provided to customers was generated by its coal-fueled generating units, which burned six million tons of coal and produced a combined total of 10,098 GWh of electricity.

In order to obtain the coal it needs, Consumers enters into physical coal supply contracts. At December 31, 2017, Consumers had contracts to purchase coal through December 2019; payment obligations under these contracts totaled $82 million. Most of Consumers’ rail-supplied coal contracts have fixed prices, although some contain market-based pricing. Consumers’ vessel-supplied coal contracts have fixed base prices that are adjusted monthly to reflect changes to the fuel cost of vessel transportation. At December 31, 2017, Consumers had 79 percent of its 2018 expected coal requirements under contract, as well as a 53-day supply of coal on hand.

In conjunction with its coal supply contracts, Consumers leases a fleet of railcars and has transportation contracts with various companies to provide rail and vessel services for delivery of purchased coal to Consumers’ generating facilities. Consumers’ coal transportation contracts expire on various dates through December 2019; payment obligations under these contracts totaled $294 million at December 31, 2017.

During 2017, 15 percent of the energy Consumers provided to customers was generated by its natural gas-fueled generating units, which burned 39 bcf of natural gas and produced a combined total of 5,190 GWh of electricity.

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

Under Michigan law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. At December 31, 2017, electric deliveries under the ROA program were at the ten-percent limit. Of Consumers’ 1.8 million electric customers, 287 customers, or 0.02 percent, purchased generation service under the ROA program. For additional information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties.

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

•                 providing renewable energy options

•                 providing competitive rate-design options, particularly for large energy-intensive customers

•                 offering tariff-based incentives that support economic development

•                 providing non-energy services and value to customers

•                 monitoring activity in adjacent geographical areas

Consumers Gas Utility

Gas Utility Operations: Consumers’ gas utility operations, which include the purchase, transmission, storage, distribution, and sale of natural gas, generated operating revenue of $1.8 billion in 2017, $1.7 billion in 2016, and $1.9 billion in 2015. Consumers’ gas utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2017 gas utility operating revenue of $1.8 billion by customer class:

Residential (58%)

GCC (19%)

Commercial (13%)

Industrial (4%)

Other (6%)

Consumers’ gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.

In 2017, deliveries of natural gas through Consumers’ pipeline and distribution network, including off-system transportation deliveries, totaled 352 bcf, which included GCC deliveries of 42 bcf. In 2016, deliveries of natural gas, including off-system transportation deliveries, through Consumers’ pipeline and distribution network, totaled 358 bcf, which included GCC deliveries of 46 bcf. Consumers’ gas utility operations are seasonal. The consumption of natural gas typically increases in the winter, due primarily to colder temperatures and the resulting use of natural gas as a heating fuel. Consumers injects natural gas into storage during the summer months for use during the winter months. During 2017, 47 percent of the natural gas supplied to all customers during the winter months was supplied from storage.

Presented in the following illustration are Consumers’ monthly weather-adjusted natural gas deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including GCC deliveries, during 2017 and 2016:

Gas Utility Properties: Consumers’ gas transmission, storage, and distribution system consists of:

•                 1,672 miles of transmission lines

•                 15 gas storage fields with a total storage capacity of 309 bcf and a working gas volume of 151 bcf

•                 28,194 miles of distribution mains

•                 eight compressor stations with a total of 181,814 installed and available horsepower

Gas Utility Supply: In 2017, Consumers purchased 80 percent of the gas it delivered from U.S. producers and two percent from Canadian producers. The remaining 18 percent was purchased from authorized GCC suppliers and delivered by Consumers to customers in the GCC program. Presented in the following illustration are the supply arrangements for the gas Consumers delivered to GCC and GCR customers during 2017:

GCR firm city-gate contracts (43%)

GCR firm gas transportation contracts (39%)

GCC suppliers (18%)

Firm gas transportation or firm city-gate contracts are those that define a fixed amount, price, and delivery time frame. Consumers’ firm gas transportation contracts are with Panhandle Eastern Pipe Line Company and Trunkline Gas Company, LLC, each a non-affiliated company. Under these contracts, Consumers purchases and transports gas to Michigan for ultimate delivery to its customers. Consumers’ firm gas transportation contracts expire on various dates through 2023 and provide for the delivery of 37 percent of Consumers’ total gas supply requirements in 2018. Consumers purchases the balance of its required gas supply under firm city-gate contracts and through authorized suppliers under the GCC program.

Gas Utility Competition: Competition exists in various aspects of Consumers’ gas utility business. Competition comes from GCC and from alternative fuels and energy sources, such as propane, oil, and electricity.

Enterprises Segment—Non-Utility Operations and Investments

CMS Energy’s enterprises segment, through various subsidiaries and certain equity investments, is engaged in domestic independent power production, the marketing of independent power production, and the development of renewable generation. The enterprises segment’s operating revenue was $229 million in 2017, $215 million in 2016, and $190 million in 2015.

Independent Power Production: Presented in the following table is information about the independent power plants in which CMS Energy had an ownership interest at December 31, 2017:

	Ownership	Primary	Gross Capacity	[1]	2017 Net Generation
Location	Interest (%)	Fuel Type	(MW)		(GWh)
Dearborn, Michigan	100	Natural gas	770		4,463
Gaylord, Michigan	100	Natural gas	156		7
Comstock, Michigan	100	Natural gas	73		6
Phillips, Wisconsin	100	Solar	3		3
Filer City, Michigan	50	Coal	73		487
New Bern, North Carolina	50	Wood waste	50		375
Flint, Michigan	50	Wood waste	40		98
Grayling, Michigan	50	Wood waste	38		160
Total			1,203		5,599

1              Represents the intended full-load sustained output of each plant. The amount of capacity relating to CMS Energy’s ownership interest was 1,102 MW at December 31, 2017.

The operating revenue from independent power production was $16 million in 2017, $16 million in 2016, and $17 million in 2015.

Energy Resource Management: CMS ERM purchases and sells energy commodities in support of CMS Energy’s generating facilities with a focus on optimizing CMS Energy’s independent power production portfolio. In 2017, CMS ERM marketed six bcf of natural gas and 4,954 GWh of electricity. Electricity marketed by CMS ERM was generated by independent power production of the enterprises segment and by unrelated third parties. CMS ERM’s operating revenue was $213 million in 2017, $199 million in 2016, and $173 million in 2015.

Enterprises Segment Competition: The enterprises segment competes with other independent power producers. The needs of this market are driven by electric demand and the generation available.

Other Businesses

EnerBank: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank’s operating revenue was $132 million in 2017, $120 million in 2016, and $101 million in 2015.

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

Rate Proceedings: For information regarding open rate proceedings, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters.

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

Energy Legislation

In December 2016, Michigan’s governor signed the 2016 Energy Law, which became effective in April 2017. Among other things, the 2016 Energy Law:

•                 raised the renewable energy standard from the present ten-percent requirement to 12.5 percent by 2019 and 15 percent by 2021

•                 established a goal of 35 percent combined renewable energy and energy waste reduction by 2025

•                 authorized incentives for demand response programs and expanded existing incentives for energy efficiency programs, referring to the combined initiatives as energy waste reduction programs

•                 authorized incentives for new PPAs with non-affiliates

•                 established an integrated planning process for new generation resources

•                 shortened from twelve months to ten months the time by which the MPSC must issue a final order in general rate cases, but prohibited electric and gas utilities from filing general rate cases for increases in rates more often than once every twelve months

•                 eliminated utilities’ self-implementation of rates in general rate cases filed after the effective date of the 2016 Energy Law

•                 required the MPSC to implement equitable cost-of-service rates for customers participating in a net metering program

The 2016 Energy Law also established a path to ensure that forward capacity is secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. Under Michigan law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. For additional information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties.

CMS ENERGY AND CONSUMERS ENVIRONMENTAL STRATEGY

CMS Energy and Consumers are committed to protecting the environment; this commitment extends beyond compliance with applicable laws and regulations. In 2017, Consumers was ranked as the top company in Michigan, and the ninth in the nation, in Newsweek’s annual “Green Rankings,” a survey that ranks the 500 largest publicly traded companies in the U.S. on environmental performance and considers such factors as support for clean energy, reduction of carbon emissions, and efforts to reduce and divert waste. CMS Energy and Consumers continue to focus on opportunities to reduce their carbon footprint in electric generation. In 2016, Consumers retired 33 percent of its owned coal-fueled generating capacity and presently provides ten percent of its electricity from renewable sources. Consumers has opened two solar generation facilities in Michigan, and CMS Energy is developing two more that are scheduled to begin operations in 2018. In addition, Consumers is expanding its Cross Winds® Energy Park. For additional information on stewardship goals, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.

CMS Energy, Consumers, and their subsidiaries are subject to various federal, state, and local environmental regulations for air and water quality, solid waste management, and other matters. Consumers expects to recover costs to comply with environmental regulations in customer rates, but cannot guarantee this result. For additional information concerning environmental matters, see Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook, and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments.

CMS Energy has recorded a $48 million liability for its subsidiaries’ obligations associated with Bay Harbor and Consumers has recorded an $88 million liability for its obligations at a number of MGP sites. For additional information, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments.

Solid Waste Disposal: Costs related to the construction, operation, and closure of solid waste disposal facilities for coal ash are significant. Consumers’ solid waste disposal areas are regulated under Michigan’s solid waste rules. In 2015, the EPA published a final rule regulating CCRs, such as coal ash, under RCRA. The final rule adopts minimum standards for beneficially reusing and disposing of non-hazardous CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information. The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non-CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. Consumers has converted all of its fly ash handling systems to dry systems to minimize applicable requirements. In addition, all of Consumers’ ash facilities have programs designed to protect the environment and are subject to quarterly MDEQ inspections. Consumers’ preliminary estimate of capital and cost of removal expenditures to comply with regulations relating to ash disposal is $215 million from 2018 through 2022.

Water: Consumers uses substantial amounts of water to operate and cool its electric generating plants. Water discharge quality is regulated and administered by the MDEQ under the federal NPDES program. To comply with such regulation, Consumers’ facilities have discharge monitoring programs. The EPA issued final regulations for wastewater discharges from electric generating plants in 2015 and amended them in September 2017. Consumers’ preliminary estimate of capital expenditures to comply with these regulations as presently promulgated is $49 million from 2018 through 2022.

In 2014, the EPA finalized its cooling water intake rule, which requires Consumers to evaluate the biological impact of its cooling water intake systems and ensure that it is using the best technology available to minimize adverse environmental impacts. Consumers’ preliminary estimate of capital expenditures to comply with these regulations is $89 million from 2018 through 2022.

Air: Consumers is subject to federal and state environmental regulations that require extensive reductions in nitrogen oxides, sulfur dioxides, particulate matter, and mercury emissions. To comply with these regulations, Consumers has invested in emissions control equipment at its electric generating plants. Consumers’ preliminary estimate of additional capital expenditures to comply with these regulations is $14 million from 2018 through 2022.

Consumers’ future costs to comply with solid waste disposal, water, and air environmental regulations may vary depending on future legislation, litigation, or rulemaking.

For further information concerning estimated capital expenditures related to solid waste disposal, water, and air, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.

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

CMS Energy’s and Consumers’ present insurance program may not entirely cover the risks of certain environmental costs, such as the cleanup of sites owned by CMS Energy or Consumers, claims for the long-term storage or disposal of pollutants, or claims related to air pollution.

EMPLOYEES

Presented in the following table are the number of employees of CMS Energy and Consumers:

December 31	2017	2016	2015
CMS Energy, including Consumers[1]
Full-time employees	7,822	7,699	7,711
Seasonal employees[2]	74	52	39
Part-time employees	56	49	54
Total employees	7,952	7,800	7,804
Consumers[1]
Full-time employees	7,408	7,301	7,339
Seasonal employees[2]	74	52	39
Part-time employees	14	13	16
Total employees	7,496	7,366	7,394

1              For information about CMS Energy’s and Consumers’ collective bargaining agreements, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12, Retirement Benefits.

2              Consumers’ seasonal workforce peaked at 598 employees during 2017, 522 employees during 2016, and 477 employees during 2015. Seasonal employees work primarily during the construction season and are subject to yearly layoffs.

CMS ENERGY AND CONSUMERS EXECUTIVE OFFICERS

Presented in the following table are the company positions held during the last five years for each of CMS Energy’s and Consumers’ executive officers as of February 1, 2018:

Name, Age, Position(s)	Period
Patricia K. Poppe (age 49)
CMS Energy
President and CEO	7/2016 – Present
Director	5/2016 – Present
Senior Vice President	3/2015 – 7/2016
Consumers
President and CEO	7/2016 – Present
Director	5/2016 – Present
Senior Vice President	3/2015 – 7/2016
Vice President	1/2011 – 3/2015
CMS Enterprises
Chairman of the Board, CEO, and Director	7/2016 – Present
President	7/2016 – 9/2017
Rejji P. Hayes (age 43)[1]
CMS Energy
Executive Vice President and CFO	5/2017 – Present
Consumers
Executive Vice President and CFO	5/2017 – Present
CMS Enterprises
Executive Vice President, CFO, and Director	5/2017 – Present

Name, Age, Position(s)	Period
Jean-Francois Brossoit (age 50)[2]
CMS Energy
Senior Vice President	4/2017 – Present
Vice President	11/2016 – 4/2017
Consumers
Senior Vice President	4/2017 – Present
Vice President	11/2016 – 4/2017
Catherine A. Hendrian (age 49)
CMS Energy
Senior Vice President	4/2017 – Present
Vice President	3/2015 – 4/2017
Director of Human Resources	10/2012 – 3/2015
Consumers
Senior Vice President	4/2017 – Present
Vice President	3/2015 – 4/2017
Director of Human Resources	10/2012 – 3/2015
Brandon J. Hofmeister (age 41)[3]
CMS Energy
Senior Vice President	7/2017 – Present
Consumers
Senior Vice President	7/2017 – Present
Vice President	7/2016 – 7/2017
Executive Director, Policy Research, Analysis, and Public Affairs	6/2015 – 7/2016
Executive Director, Policy Research and Analysis	9/2013 – 6/2015
CMS Enterprises
Senior Vice President	9/2017 – Present
Venkat Dhenuvakonda Rao (age 47)
CMS Energy
Senior Vice President	9/2016 – Present
Vice President	7/2012 – 9/2016
Consumers
Senior Vice President	9/2016 – Present
Vice President	7/2012 – 9/2016
CMS Enterprises
Director	11/2017 – Present
Senior Vice President	9/2016 – Present
Vice President	7/2012 – 9/2016
Catherine M. Reynolds (age 60)
CMS Energy
Senior Vice President and General Counsel	10/2013 – Present
Vice President, Deputy General Counsel, and Corporate Secretary	1/2012 – 10/2013
Consumers
Senior Vice President and General Counsel	10/2013 – Present
Vice President, Deputy General Counsel, and Corporate Secretary	1/2012 – 10/2013
CMS Enterprises
Senior Vice President, General Counsel, and Director	1/2014 – Present
Vice President and Secretary	9/2006 – 1/2014

Name, Age, Position(s)	Period
Brian F. Rich (age 43)[4]
CMS Energy
Senior Vice President and Chief Information Officer	7/2016 – Present
Vice President and Chief Information Officer	7/2014 – 7/2016
Consumers
Senior Vice President and Chief Information Officer	7/2016 – Present
Vice President and Chief Information Officer	7/2014 – 7/2016
Garrick J. Rochow (age 43)
CMS Energy
Senior Vice President	7/2016 – Present
Vice President	3/2015 – 7/2016
Consumers
Senior Vice President	7/2016 – Present
Vice President	10/2010 – 7/2016
Glenn P. Barba (age 52)
CMS Energy
Vice President, Controller, and CAO	2/2003 – Present
Consumers
Vice President, Controller, and CAO	1/2003 – Present
CMS Enterprises
Vice President, Controller, and CAO	11/2007 – Present

1             Prior to joining CMS Energy and Consumers, Mr. Hayes was executive vice president and CFO for ITC Holdings Corp., a non-affiliated company, from May 2014 through November 2016. Mr. Hayes started with ITC Holdings Corp. in 2012 as vice president of finance and treasurer.

2             Prior to joining CMS Energy and Consumers, Mr. Brossoit was vice president of manufacturing operations for United Technologies Corp., a non-affiliated company. Mr. Brossoit started with United Technologies Corp. in 2006.

3             Prior to joining CMS Energy and Consumers, Mr. Hofmeister was an assistant professor of law at Wayne State University, a non-affiliated organization. Mr. Hofmeister started with Wayne State University in 2010.

4             Prior to joining CMS Energy and Consumers, Mr. Rich was vice president of business technology for Pacific Gas and Electric Company, a non-affiliated company. Mr. Rich started with Pacific Gas and Electric Company in 2010.

There are no family relationships among executive officers and directors of CMS Energy or Consumers. The list of directors and their biographies are included in CMS Energy’s and Consumers’ definitive proxy statement for their 2018 Annual Meetings of Shareholders to be held May 4, 2018. The term of office of each of the executive officers extends to the first meeting of the Board of Directors of CMS Energy and Consumers after the next annual election of Directors of CMS Energy and Consumers (to be held on May 4, 2018).

AVAILABLE INFORMATION

CMS Energy’s internet address is www.cmsenergy.com. CMS Energy routinely posts important information on its website and considers the Investor Relations section, www.cmsenergy.com/investor-relations, a channel of distribution. Information contained on CMS Energy’s website is not incorporated herein. CMS Energy’s and Consumers’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible free of charge on CMS Energy’s website. These reports are available soon after they are electronically filed with the SEC. Also on CMS Energy’s website are:

•                 Corporate Governance Principles

•                 Articles of Incorporation

•                 Bylaws

•                 Charters and Codes of Conduct (including the Charters of the Audit Committee, Compensation and Human Resources Committee, Finance Committee, and Governance, Sustainability and Public Responsibility Committee, as well as the Employee, Boards of Directors, EnerBank, and Third Party Codes of Conduct)

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

CMS Energy and Consumers may be subject to liquidity demands under commercial commitments, guarantees, indemnities, letters of credit, and other contingent liabilities. Consumers’ capital requirements are expected to be substantial over the next several years as it decommissions older facilities and invests in electric grid modernization technology, construction or acquisition of power generation, environmental controls, conversions and expansions, and other electric and gas infrastructure to upgrade delivery systems. Those requirements may increase if additional laws or regulations are adopted or implemented.

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

Consumers’ planned investments include the construction or acquisition of power generation, electric and gas infrastructure, conversions and expansions, environmental controls, electric grid modernization technology, and other electric and gas investments to upgrade delivery systems, as well as decommissioning of older facilities. The success of these capital investments depends on or could be affected by a variety of factors that include, but are not limited to:

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

CMS Energy and Consumers are subject to rate regulation. Consumers’ electric and gas retail rates are set by the MPSC and cannot be changed without regulatory authorization. If rate regulators fail to provide adequate rate relief, it could have a material adverse effect on Consumers or Consumers’ plans for making significant capital investments. Regulators seeking to avoid or minimize rate increases could resist raising customer rates sufficiently to permit Consumers to recover the full cost of these investments. In addition, because there are statutory requirements mandating that regulators allow Consumers to recover from customers certain costs, such as resource additions to meet Michigan’s renewable resource standard, energy waste reduction, and environmental compliance, regulators could be more inclined to oppose rate increases for other requested items and investments. Rate regulators could also face pressure to avoid or limit rate increases for a number of reasons, including an economic downturn in the state or diminishment of Consumers’ customer base. Additionally, future orders of the MPSC related to Consumers’ remeasurement of its deferred income taxes as a result of the TCJA could require accelerated customer refunds. In addition to its potential effects on Consumers’ investment program, any limitation of cost recovery through rates or any acceleration of customer refunds could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

Orders of the MPSC could limit recovery of costs of providing service including, but not limited to, environmental and safety related expenditures for coal-fueled plants and other utility properties, regulatory assets, power supply and natural gas supply costs, operating and maintenance expenses, additional utility-based investments, sunk investment in mothballed or retired generating plants, costs associated with the proposed retirement and decommissioning of facilities, depreciation expense, MISO energy and transmission costs, costs associated with energy waste reduction investments and state or federally mandated renewable resource standards, or expenditures subject to tracking mechanisms. These orders could also result in adverse regulatory treatment of other matters. For example, MPSC orders could prevent or curtail Consumers from shutting off non-paying customers, could prevent or curtail the implementation of a gas revenue mechanism, or could require Consumers to refund previously self-implemented rates.

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

Utility regulation could be impacted by various matters, such as electric industry restructuring, hydro relicensing, asset reclassification, gas pipeline capacity and gas storage, new generation facilities or investments, transmission charges, environmental controls, climate change, air emissions, renewable energy, energy policy and ROA, regulation or deregulation, energy capacity standards or markets, reliability, and safety. CMS Energy and Consumers cannot predict the impact of these matters on their liquidity, financial condition, and results of operations.

FERC, through NERC, oversees reliability of certain portions of the electric grid. FERC orders regarding electric system reliability could have a material adverse effect on CMS Energy’s or Consumers’ liquidity, financial condition, and results of operations.

Government-mandated power purchases from renewable energy projects may have an adverse effect on CMS Energy’s and Consumers’ businesses.

PURPA requires Consumers to purchase power from qualifying cogeneration and small power production facilities at a price approved by the MPSC that is meant to represent Consumers’ “avoided cost” of generating power or purchasing power from another source. In November 2017, the MPSC issued an order establishing a new avoided-cost formula to determine the price that Consumers must pay to purchase power under PURPA. Among other things, the MPSC’s order changes the basis of Consumers’ avoided cost from the cost of coal-fueled generating units to that of natural gas-fueled generating units. The MPSC order also assigns more capacity value to qualifying facilities that are consistently able to generate electricity during peak times. The MPSC order could result in mandated purchases of generation, potentially at above-market prices, and reduce Consumers’ need for new owned generation. This in turn could have a material adverse effect on Consumers’ capital investment plan, the affordability of future customer rates, and CMS Energy’s and Consumers’ liquidity, financial condition, investment plans, and results of operations.

CMS Energy and Consumers could incur substantial costs to comply with environmental requirements.

CMS Energy and Consumers are subject to costly and stringent environmental regulations that will likely require additional significant capital expenditures for emissions control equipment, CCR disposal and storage, cooling water intake equipment, effluent treatment, and PCB remediation. Present and reasonably anticipated state and federal environmental statutes and regulations, including but not limited to the Clean Air Act, the Clean Water Act, RCRA, CERCLA, and NREPA, will continue to have a material effect on CMS Energy and Consumers.

CMS Energy and Consumers have interests in fossil-fuel-fired power plants and other types of power plants that produce greenhouse gases. Federal and state environmental laws and rules, as well as international accords and treaties, could require CMS Energy and Consumers to install additional equipment for emission controls, purchase carbon emissions allowances, curtail operations, invest in generating capacity with fewer carbon dioxide emissions, or take other significant steps to manage or lower the emission of greenhouse gases. In 2015, the EPA published final rules pursuant to Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units, calling the rules the “Clean Power Plan.” The rules, which are being challenged in court, required a 32-percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels). In October 2017, the EPA published a proposal to repeal the Clean Power Plan. The EPA has also announced that it intends to begin the rulemaking process for a replacement that conforms to the new legal interpretation set forth in the published proposed repeal of the Clean Power Plan. It is expected that the EPA will propose a replacement rule in 2018.

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

For additional information regarding compliance with environmental regulations, see Item 1. Business—CMS Energy and Consumers Environmental Strategy and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties.

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

CMS Energy, CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company were named as defendants in various lawsuits arising as a result of alleged inaccurate natural gas price reporting. Remaining allegations include price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Kansas and Wisconsin. CMS Energy cannot predict the outcome of these lawsuits or the amount of damages for which CMS Energy may be liable. It is possible that the outcome of the lawsuits could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.

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

In 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea. The government of Equatorial Guinea claims that CMS Energy owes $152 million in taxes, plus significant penalties and interest, in connection with the sale. In 2015, the matter was proceeding to formal arbitration; however, since then the government of Equatorial Guinea has stopped communicating. CMS Energy will continue to contest the claim, but cannot predict the financial impact or outcome of the matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.

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

CMS Energy and Consumers operate in a highly regulated industry that requires the continued operation of sophisticated information and control technology systems and network infrastructure. Despite implementation of security measures, technology systems, including disaster recovery and backup systems, are vulnerable to failure, cyber crime, unauthorized access, and being disabled. These events could impact the reliability of electric generation and electric and gas delivery and also subject CMS Energy and Consumers to financial harm. Cyber crime, which includes the use of malware, computer viruses, and other means for disruption or unauthorized access against companies, including CMS Energy and Consumers, has increased in frequency, scope, and potential impact in recent years. While CMS Energy and Consumers have not been subject to cyber crime incidents that have had a material impact on their operations to date, their security measures in place may be insufficient to prevent a major cyber incident in the future. If technology systems, including disaster recovery and backup systems, were to fail or be breached, CMS Energy and Consumers might not be able to fulfill critical business functions, and sensitive confidential and proprietary data could be compromised, which could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. In addition, because CMS Energy’s and Consumers’ generation, transmission, and distribution systems are part of an interconnected system, a disruption caused by a cyber incident at another utility, electric generator, system operator, or commodity supplier could also adversely affect CMS Energy’s or Consumers’ businesses, financial condition, and results of operations.

A variety of technological tools and systems, including both company-owned information technology and technological services provided by outside parties, support critical functions. The failure of these technologies, including backup systems, or the inability of CMS Energy and Consumers to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder their business operations and materially adversely affect their liquidity, financial condition, and results of operations. A breach or failure of technology, including disaster recovery or backup systems, could also have a negative impact on CMS Energy’s banking subsidiary, EnerBank.

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

Distributed electricity generation: Technology advances, government incentives and subsidies, and recent regulatory decisions could increase the cost effectiveness of customer-owned methods of producing electricity, such as fuel cells, microturbines, wind turbines, and solar photovoltaics, resulting in reduced load, cross subsidization, and increased costs. This could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

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

The performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under CMS Energy’s and Consumers’ pension and postretirement benefit plans. CMS Energy and Consumers have significant obligations under these plans and hold significant assets in these trusts. These assets are subject to market fluctuations and will yield uncertain returns, which could fall below CMS Energy’s and Consumers’ forecasted return rates. A decline in the market value of the assets or a change in the level of interest rates used to measure the required minimum funding levels could significantly increase the funding requirements of these obligations. Also, changes in demographics, including an increased number of retirements or changes in life expectancy assumptions, could significantly increase the funding requirements of the obligations related to the pension and postretirement benefit plans. If CMS Energy and Consumers were unable to manage their pension and postretirement plan assets successfully, it could have a material adverse effect on their liquidity, financial condition, and results of operations.

A work interruption or other union actions could adversely affect Consumers.

Unions represent 40 percent of Consumers’ employees. Consumers’ union agreements expire in 2020. If these employees were to engage in a strike, work stoppage, or other slowdown, Consumers could experience a significant disruption in its operations and higher ongoing labor costs.

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

In December 2017, President Trump signed the TCJA, which changed existing federal tax law and included numerous provisions that affect businesses. CMS Energy and Consumers have made reasonable estimates in measuring and accounting for the effects of the TCJA, which have been reflected in the December 31, 2017 financial statements. Given expected changes to U.S. Treasury regulations, interpretations of the TCJA by the U.S. Treasury, interpretations of the application of ASC 740, and the companies’ analysis of their historical records, the final transition impacts of the TCJA may differ from the estimates provided elsewhere in this report.

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

All companies that directly or indirectly control an FDIC-insured bank are required to serve as a source of financial strength for that institution. As a result, CMS Energy could be called upon by the FDIC to infuse additional capital into EnerBank to the extent that EnerBank fails to satisfy its capital requirements. In addition, CMS Energy is contractually required (i) to make cash capital contributions to EnerBank in the event that EnerBank does not maintain required minimum capital ratios and (ii) to provide EnerBank financial support, in an amount and duration as may be necessary for EnerBank to meet the cash needs of its depositors and other operations. EnerBank has exceeded these requirements historically and exceeds them as of February 2018.

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

Part II

Item 5.                     Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CMS ENERGY

CMS Energy’s common stock is traded on the New York Stock Exchange under the symbol CMS. Market prices for CMS Energy’s common stock and related security holder matters are contained in Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 21, Quarterly Financial and Common Stock Information (Unaudited), which are incorporated by reference herein. At January 31, 2018, the number of registered holders of CMS Energy’s common stock totaled 30,736, based on the number of record holders. Presented in the following table are CMS Energy’s dividends on its common stock:

				Per Share
Period	February	May	August	November
2017	$0.3325	$0.3325	$0.3325	$0.3325
2016	0.3100	0.3100	0.3100	0.3100

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

Comparison of Five-Year Cumulative Total Return

	Five-Year Cumulative Total Return
Company/Index	2012	2013	2014	2015	2016	2017
CMS Energy	$100	$114	$153	$165	$196	$229
S&P 500 Index	100	132	150	153	171	208
Dow Jones Utility Index	100	113	147	143	169	191
S&P 400 Utilities Index	100	127	151	142	181	201

These cumulative total returns assume reinvestments of dividends.

CONSUMERS

Consumers’ common stock is privately held by its parent, CMS Energy, and does not trade in the public market. Presented in the following table are Consumers’ cash dividends on its common stock:

				In Millions
Period	February	May	August	November
2017	$148	$88	$111	$175
2016	155	58	148	138

For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization.

ISSUER REPURCHASES OF EQUITY SECURITIES

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended December 31, 2017:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans or	Publicly Announced
Period	Purchased[1]	per Share	Programs	Plans or Programs
October 1, 2017 to
October 31, 2017	2,176	$47.26	-	-
November 1, 2017 to
November 30, 2017	6,148	48.11	-	-
December 1, 2017 to
December 31, 2017	2,646	49.74	-	-
Total	10,970	$48.33	-	-

 1          All of the common shares were repurchased to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the PISP. The value of shares repurchased is based on the market price on the vesting date.

UNREGISTERED SALES OF EQUITY SECURITIES

None.

(This page intentionally left blank)

Item 6.                     Selected Financial Data

CMS Energy Corporation

				2017	2016	2015	2014	2013

	Operating revenue (in millions)		($)	6,583	6,399	6,456	7,179	6,566

	Income from equity method investees (in millions)		($)	15	13	14	15	13

	Net income (in millions)[1]		($)	462	553	525	479	454

	Net income available to common stockholders (in millions)		($)	460	551	523	477	452

	Average common shares outstanding (in thousands)			280,025	277,851	275,600	270,580	264,511

	Earnings per average common share
CMS Energy	–	Basic	($)	1.64	1.99	1.90	1.76	1.71
	–	Diluted	($)	1.64	1.98	1.89	1.74	1.66

	Cash provided by operations (in millions)		($)	1,705	1,629	1,640	1,481	1,448

	Capital expenditures, excluding assets placed under capital lease (in millions)		($)	1,665	1,672	1,564	1,577	1,325

	Total assets (in millions)		($)	23,050	21,622	20,299	19,143	17,249

	Long-term debt, excluding current portion (in millions)		($)	9,123	8,640	8,400	7,974	7,060

	Non-current portion of capital leases and financing obligation (in millions)		($)	91	110	118	123	138

	Cash dividends declared per common share		($)	1.33	1.24	1.16	1.08	1.02

	Market price of common stock at year-end		($)	47.30	41.62	36.08	34.75	26.77

	Book value per common share at year-end		($)	15.77	15.23	14.21	13.33	12.98

	Total employees at year-end			7,952	7,800	7,804	7,747	7,781

	Electric Utility Statistics
	Sales (billions of kWh)			37	38	37	38	37
	Customers (in thousands)			1,826	1,805	1,803	1,793	1,793
	Average sales rate per kWh		(¢)	11.98	11.63	11.39	12.04	11.52

	Gas Utility Statistics
	Sales and transportation deliveries (bcf)			352	358	356	373	352
	Customers (in thousands)[2]			1,776	1,772	1,741	1,733	1,724
	Average sales rate per mcf		($)	7.51	7.31	7.89	8.83	8.51

1              Includes income attributable to noncontrolling interests of $2 million in each period.

2              Excludes off-system transportation customers.

Consumers Energy Company

		2017	2016	2015	2014	2013

Operating revenue (in millions)	($)	6,222	6,064	6,165	6,800	6,321

Net income (in millions)	($)	632	616	594	567	534

Net income available to common stockholder (in millions)	($)	630	614	592	565	532

Cash provided by operations (in millions)	($)	1,715	1,681	1,794	1,354	1,375

Capital expenditures, excluding assets placed under capital lease (in millions)	($)	1,632	1,656	1,537	1,573	1,320

Total assets (in millions)	($)	21,099	19,946	18,635	17,824	16,157

Long-term debt, excluding current portion (in millions)	($)	5,561	5,253	5,183	5,131	4,557

Non-current portion of capital leases and financing obligation (in millions)	($)	91	110	118	123	138

Total preferred stock (in millions)	($)	37	37	37	37	37

Number of preferred stockholders at year-end		1,056	1,095	1,156	1,191	1,248

Total employees at year-end		7,496	7,366	7,394	7,388	7,435

Electric Utility Statistics
Sales (billions of kWh)		37	38	37	38	37
Customers (in thousands)		1,826	1,805	1,803	1,793	1,793
Average sales rate per kWh	(¢)	11.98	11.63	11.39	12.04	11.52

Gas Utility Statistics
Sales and transportation deliveries (bcf)		352	358	356	373	352
Customers (in thousands)[1]		1,776	1,772	1,741	1,733	1,724
Average sales rate per mcf	($)	7.51	7.31	7.89	8.83	8.51

1              Excludes off-system transportation customers.

Item 7.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is a combined report of CMS Energy and Consumers.

EXECUTIVE OVERVIEW

CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic independent power producer. Consumers’ electric utility operations include the generation, purchase, transmission, distribution, and sale of electricity, and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas. Consumers’ customer base consists of a mix of residential, commercial, and diversified industrial customers. CMS Enterprises, through its subsidiaries and equity investments, is engaged in domestic independent power production, the marketing of independent power production, and the development of renewable generation.

CMS Energy and Consumers manage their businesses by the nature of services each provides. CMS Energy operates principally in three business segments: electric utility; gas utility; and enterprises, its non-utility operations and investments. Consumers operates principally in two business segments: electric utility and gas utility. CMS Energy’s and Consumers’ businesses are affected primarily by:

•                 regulation and regulatory matters

•                 state and federal legislation

•                 economic conditions

•                 weather

•                 energy commodity prices

•                 interest rates

•                 their securities’ credit ratings

The Triple Bottom Line

CMS Energy’s and Consumers’ purpose is to achieve world class performance while delivering hometown service. In support of this purpose, the companies employ the “Consumers Energy Way,” a lean operating model designed to improve safety, quality, cost, delivery, and employee morale.

CMS Energy and Consumers measure their progress toward the purpose by considering their impact on the “triple bottom line” of people, planet, and profit, which is underpinned by performance; this consideration takes into account not only the economic value that the companies create for customers and investors, but also their responsibility to social and environmental goals. The triple bottom line balances the interests of the companies’ employees, customers, suppliers, regulators, creditors, Michigan’s residents, the investment community, and other stakeholders, and it reflects the broader societal impacts of the companies’ activities.

Consumers’ 2017 Sustainability Report, which is available to the public, describes the company’s commitment to world class performance and to the triple bottom line and discusses its progress in the areas of safety, environmental stewardship, social responsibility, and economic development.

People: The people element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to their employees, their customers, the residents of local communities in which the companies do business, and other stakeholders.

The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. The number of recordable safety incidents in 2017 was 65, compared with 73 in 2016 and 106 in 2015. The number of recordable safety incidents in 2017 was the lowest in Consumers’ history, and Consumers is on track to have the best safety results of its EEI peer group, as it did in 2016.

CMS Energy and Consumers also place a high priority on customer value and on providing a hometown customer experience. Consumers’ customer-driven investment program is aimed at improving safety and increasing electric and gas reliability, which has resulted in measureable improvements in customer satisfaction.

Central to Consumers’ commitment to its customers are the initiatives it has undertaken to keep electricity and natural gas affordable. These initiatives include the adoption of its lean operating model that is focused on completing work safely and correctly the first time, thus minimizing rework and waste, while delivering services on time. Other cost-saving initiatives undertaken by Consumers include:

•                 replacement of coal-fueled generation with cleaner and more efficient gas-fueled generation, renewable energy, and energy waste reduction and demand response programs

•                 targeted infrastructure investment, including the installation of smart meters

•                 information and control system efficiencies

•                 employee and retiree health care cost sharing

•                 workforce productivity enhancements

In addition, Consumers’ gas commodity costs declined by 60 percent from 2007 through 2017, due not only to a decrease in market prices but also to Consumers’ improvements to its gas infrastructure and optimization of its gas purchasing and storage strategy. These gas commodity savings are passed on to customers.

Planet: The planet element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to protect the environment; this commitment extends beyond complying with the various state and federal environmental and health and safety laws and regulations to which CMS Energy and Consumers are subject. Consideration of climate change risk and other environmental risks is embedded in the companies’ strategy, business planning, and enterprise risk management processes.

CMS Energy and Consumers continue to focus on opportunities to reduce their carbon footprint by replacing coal-fueled generation with gas-fueled generation and renewable energy. In 2016, Consumers retired seven of its coal-fueled electric generating units, representing 33 percent of its owned coal-fueled generating capacity. As a result of these retirements and other actions taken by CMS Energy and Consumers, the companies’ combined percentage of electric supply (self-generated and purchased) from coal has decreased by 16 percentage points since 2015.

Additionally, over the last 20 years, Consumers has reduced its sulfur dioxide emissions by 80 percent, its nitrogen oxide emissions by 90 percent, and its particulate matter emissions by 80 percent. Over the last ten years, Consumers has reduced its mercury emissions by 70 percent.

Going forward, Consumers will continue to invest in renewable generation and energy waste reduction programs in order to meet the requirements set by the 2016 Energy Law and to fulfill customer demand beyond the renewable energy standard. CMS Energy will continue to pursue further opportunities for the development of renewable generation projects through its non-utility businesses.

The 2016 Energy Law aligns with Consumers’ clean and lean strategy, which focuses on increasing its generation of renewable energy, helping its customers use less energy, and offering demand response programs to reduce demand during critical peak times. Among other things, the 2016 Energy Law:

•                 raised the renewable energy standard from the present ten-percent requirement to 12.5 percent by 2019 and 15 percent by 2021

•                 established a goal of 35 percent combined renewable energy and energy waste reduction by 2025

•                 authorized incentives for demand response programs and expanded existing incentives for energy efficiency programs, referring to the combined initiatives as energy waste reduction programs

In a further effort to advance its environmental stewardship and to meet the requirements of present and future regulations, Consumers has adopted the following voluntary goals for air emissions, water use, and waste reduction:

•                 Committed to a 20-percent reduction of carbon dioxide emissions intensity (pounds of carbon dioxide per MWh generated) by 2025 from a 2008 baseline. In 2016, Consumers achieved a reduction in total tons of carbon dioxide emitted of over 30 percent compared to 2008.

•                 Committed to a 20-percent reduction in water usage (gallons per MWh generated) by 2020, and surpassed that goal in 2017 with a 35-percent reduction in water used to generate electricity.

•                 Committed to a cumulative waste reduction goal of one million cubic yards of landfill space avoided by 2019, and met that goal in 2017.

CMS Energy and Consumers are monitoring numerous legislative and regulatory initiatives, including those to regulate greenhouse gases, and related litigation. They are also monitoring potential changes in policies under the Trump administration. While CMS Energy and Consumers cannot predict the outcome of these matters, which could have a material effect on the companies, they intend to continue to move forward with their clean energy plan, their carbon reduction goals, and their emphasis on supply diversity.

Profit: The profit element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to meeting financial objectives and providing economic development opportunities and benefits in the communities in which they do business. CMS Energy’s and Consumers’ financial strength allows them to maintain solid investment-grade credit ratings and thereby reduce funding costs for the benefit of customers and investors, to preserve and create jobs, and to reinvest in the communities they serve.

In 2017, CMS Energy’s net income available to common stockholders was $460 million, and diluted EPS were $1.64. This compares with net income available to common stockholders of $551 million and diluted EPS of $1.98 in 2016. In 2017, benefits from electric and gas rate increases and higher weather-adjusted electric and gas deliveries were more than offset by the impacts of the TCJA and by higher depreciation on increased plant in service. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.

Consumers projects that its total electric deliveries will remain stable or increase slightly through 2022, and that its gas deliveries will remain stable in 2018 and increase moderately through 2022. This outlook reflects growth in electric demand offset partially by energy waste reduction programs, and growth in gas demand offset partially by energy efficiency and conservation.

Performance: Impacting the Triple Bottom Line

During 2017, CMS Energy’s and Consumers’ commitment to achieving world class performance while delivering hometown service resulted in the companies’ best-ever performance in the areas of safety, service, and customer satisfaction. Leveraging the Consumers Energy Way, the companies met record-breaking goals in the areas of:

•                 lowering recordable safety incidents

•                 improving customer satisfaction scores

•                 decreasing the duration of customer outages

•                 responding faster to customer calls

•                 achieving on-time delivery commitments

•                 reading more meters monthly

•                 improving the accuracy of customer bills

•                 delivering energy efficiency solutions to customers

CMS Energy and Consumers will continue to utilize the Consumers Energy Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.

Investment Plan: Consumers expects to make significant expenditures on infrastructure upgrades and replacements and electric supply projects from 2018 through 2027. While it has a large number of potential investment opportunities that would add customer value, Consumers has prioritized its spending based on the criteria of enhancing public safety, increasing reliability, maintaining affordability for its customers, and advancing its environmental stewardship. Consumers’ investment program is expected to result in annual rate-base growth of six to eight percent. This rate-base growth, together with cost-control initiatives, should allow Consumers to maintain sustainable customer base rate increases (excluding PSCR and GCR charges) at or below the rate of inflation.

Presented in the following illustration are planned capital expenditures of $10.1 billion that Consumers expects to make from 2018 through 2022:

Gas infrastructure ($4.9 billion)

Electric distribution ($3.5 billion)

Electric supply ($1.7 billion)

Consumers plans to spend $8.4 billion over the next five years to maintain and upgrade its gas infrastructure and electric distribution systems in order to enhance reliability, improve customer satisfaction, and reduce energy waste on those systems. The gas infrastructure projects comprise $4.9 billion to sustain deliverability and enhance pipeline integrity and safety. These projects, which involve replacement of mains and services and enhancement of transmission and storage systems, should reduce the minor quantity of methane emissions released as gas is transported. The electric distribution projects comprise $3.5 billion to strengthen circuits and substations and replace poles. Consumers also expects to spend $1.7 billion on electric supply projects, representing new generation, including renewable generation, and environmental investments needed to comply with state and federal laws and regulations.

Regulation: Regulatory matters are a key aspect of Consumers’ business, particularly rate cases and regulatory proceedings before the MPSC, which permit recovery of new investments while helping to ensure that customer rates are fair and affordable. Important regulatory events and developments are summarized below.

•                 Tax Cuts and Jobs Act: In December 2017, President Trump signed the TCJA, which changed existing federal tax law and included numerous provisions that affect businesses. Subsequently, the MPSC ordered all rate-regulated utilities in Michigan to report the impact that the new federal tax law will have on their customers. Consumers filed its response to the MPSC in January 2018, indicating that the TCJA reduces its annual electric revenue requirement by an estimated $116 million, and reduces its annual gas revenue requirement by an estimated $49 million. These amounts exclude potential refunds associated with Consumers’ remeasurement of its deferred income taxes, which Consumers has proposed addressing in a future filing. In the January 2018 filing, Consumers recommended that the income tax benefits be provided to customers through a bill credit by the end of 2018. The timing and amortization period of any future rate adjustments or refunds are subject to change based on MPSC orders.

•                 Electric Rate Case: In March 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $173 million, based on a 10.5 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. In September 2017, Consumers reduced its requested annual rate increase to $148 million. In October 2017, Consumers self-implemented an annual rate increase of $130 million, subject to refund with interest and potential penalties. A final order is expected by the end of March 2018.

•                 Gas Rate Case: In October 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $178 million, based on a 10.5 percent authorized return on equity. The largest component of the request is an annual revenue requirement of $162 million related to infrastructure investment and related costs that will allow Consumers to improve system safety, capacity, and deliverability.

The filing also seeks approval of two rate adjustment mechanisms: a revenue decoupling mechanism and an investment recovery mechanism. The revenue decoupling mechanism would annually reconcile Consumers’ actual weather-adjusted nonfuel revenues with the revenues approved by the MPSC. The investment recovery mechanism would provide for additional annual rate increases of $39 million beginning in July 2019 and another $39 million beginning in July 2020 for incremental investments that Consumers plans to make in those years, subject to reconciliation. These future investments are intended to help ensure adequate system capacity and deliverability. The MPSC previously approved an investment recovery mechanism in July 2017 that will be in effect until rates are changed in the pending proceeding.

•                 State Reliability Mechanism: In November 2017, the MPSC issued an order establishing a state reliability mechanism for Consumers, as directed by the 2016 Energy Law, which required that forward capacity be secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. Under Michigan law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. Under the mechanism approved by the MPSC, beginning June 1, 2018, if an alternative electric supplier does not demonstrate that it has procured its capacity requirements for the four-year forward period, its customers will pay a set charge to the utility for capacity that is not provided by the alternative electric supplier.

Looking Forward

CMS Energy and Consumers will continue to consider the impact on the triple bottom line of people, planet, and profit in their daily operations as well as in their long-term strategic decisions. Consumers will continue to seek fair and timely regulatory treatment that will support its customer-driven investment plan, while pursuing cost-control initiatives that will allow it to maintain sustainable customer base rates. The Consumers Energy Way is an important means of realizing CMS Energy’s and Consumers’ purpose of achieving world class performance while delivering hometown service.

RESULTS OF OPERATIONS

CMS Energy Consolidated Results of Operations

	In Millions, Except Per Share Amounts
Years Ended December 31	2017	2016	2015
Net Income Available to Common Stockholders	$460	$551	$523
Basic Earnings Per Average Common Share	$1.64	$1.99	$1.90
Diluted Earnings Per Average Common Share	$1.64	$1.98	$1.89

						In Millions
Years Ended December 31	2017	2016	Change	2016	2015	Change
Electric utility	$455	$458	$(3)	$458	$437	$21
Gas utility	173	155	18	155	154	1
Enterprises	(27)	17	(44)	17	4	13
Corporate interest and other	(141)	(79)	(62)	(79)	(72)	(7)
Net Income Available to Common Stockholders	$460	$551	$(91)	$551	$523	$28

Presented in the following table are specific after-tax changes to net income available to common stockholders:

						In Millions
Reasons for the change	2017 better/(worse) than 2016			2016 better/(worse) than 2015[1]
Consumers electric utility and gas utility
Electric sales
Weather	$(38)			$29
Non-weather	23	$(15)		(23)	$6
Gas sales
Weather	3			(29)
Non-weather	11	14		8	(21)
Electric rate increase		50			66
Gas rate increase		16			24
State income tax benefit in 2017		15			-
Retirement of coal-fueled power plants in 2016		12			16
Voluntary separation program costs in 2016		7			(7)
Employee benefit costs		1			23
Depreciation and amortization		(42)			(36)
TCJA impacts		(34)			-
Donations		(8)			(28)
Other		(1)	$15		(21)	$22
Enterprises
TCJA impacts		(57)			-
Subsidiary earnings		13			17
Other		-	(44)		(4)	13
Corporate interest and other
TCJA impacts			(57)			-
Other tax-related items			(5)			11
Early extinguishment of debt in 2016			-			(11)
Other			-			(7)
Total change			$(91)			$28

1              CMS Energy and Consumers have reclassified certain prior-period amounts to conform to the presentation in the current period.

Consumers Electric Utility Results of Operations

						In Millions
Years Ended December 31	2017	2016	Change	2016	2015	Change
Net Income Available to Common Stockholders	$455	$458	$(3)	$458	$437	$21
Reasons for the change
Electric deliveries and rate increases			$55			$122
Power supply costs and related revenue			3			(3)
Maintenance and other operating expenses			(7)			5
Depreciation and amortization			(51)			(36)
General taxes			6			(15)
Other income, net of expenses			(4)			(11)
Interest charges			(6)			(19)
Income taxes			1			(22)
Total change			$(3)			$21

Following is a discussion of significant changes to net income available to common stockholders for 2017 versus 2016 and for 2016 versus 2015.

Electric Deliveries and Rate Increases: For 2017, electric delivery revenues increased $55 million compared with 2016. This change reflected $82 million from a March 2017 rate increase and from an October 2017 self-implemented rate increase. Also contributing to the change were $13 million in higher revenues associated with the energy waste reduction program and a $10 million increase in the financial incentive associated with energy waste reduction performance standards. These increases were offset partially by a $45 million decrease in sales due primarily to mild weather and a $5 million reduction in other revenues. Deliveries to end-use customers were 37.4 billion kWh in 2017 and 37.9 billion kWh in 2016.

For 2016, electric delivery revenues increased $122 million compared with 2015. This change reflected $91 million from a December 2015 rate increase and from a September 2016 self-implemented rate increase, and a $62 million increase in sales due primarily to favorable weather. These increases were offset partially by a $25 million net decrease in securitization revenue, reflecting the conclusion in October 2015 of Consumers’ 2001 securitization program, and a $6 million decrease in other revenues. Deliveries to end-use customers were 37.9 billion kWh in 2016 and 37.3 billion kWh in 2015.

Maintenance and Other Operating Expenses: For 2017, maintenance and other operating expenses increased $7 million compared with 2016. This change reflected increases of $15 million in service restoration costs following severe storms, $13 million in energy waste reduction program costs, $8 million in information technology expenses, $6 million in demand response program costs, and $3 million in other operating and maintenance expenses. Also contributing to the change was the absence, in 2017, of a $4 million benefit associated with a Michigan use tax settlement in 2016. These increases were offset partially by $19 million in lower costs at Consumers’ coal-fueled electric generating plants, due in part to the retirement of seven electric generating units in April 2016. Also contributing to the change were a $10 million reduction in postretirement benefit costs, a $7 million reduction in meter reading expense reflecting the implementation of smart meters, and an absence in 2017 of a $6 million charge associated with a 2016 voluntary separation program.

For 2016, maintenance and other operating expenses decreased $5 million compared with 2015. This change reflected a $27 million reduction in expenses at the seven coal-fueled electric generating units that Consumers retired in April 2016. Also contributing to the change were a $13 million reduction in uncollectible accounts expense due primarily to the successful implementation of new collection practices and a $4 million benefit associated with a Michigan use tax settlement. These decreases were offset partially by increases of $14 million in forestry expenses, $9 million of expenses related to the Jackson plant acquired in December 2015, an $8 million increase in postretirement benefit costs, a $6 million charge associated with a 2016 voluntary separation program, and a $2 million increase in other operating and maintenance expenses.

Depreciation and Amortization: For 2017, depreciation and amortization expense increased $51 million compared with 2016, due primarily to increased plant in service.

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

General Taxes: For 2017, general taxes decreased $6 million compared with 2016. This change was due to a $10 million benefit from the settlement of a property tax appeal related to Consumers’ Zeeland plant, offset partially by a $4 million increase in property taxes, reflecting higher capital spending.

For 2016, general taxes increased $15 million compared with 2015. This change was due primarily to increased property taxes, reflecting higher capital spending, and the absence, in 2016, of a benefit associated with a Michigan use tax settlement reached in 2015.

Other Income, Net of Expenses: For 2017, other income, net of expenses, decreased $4 million compared with 2016. This change was due to a $15 million reduction in nonoperating retirement benefits credits, offset partially by the $6 million impact of benefit plan changes. Also contributing to the change was a $10 million increase in donations in 2017. These changes were offset partially by a $9 million gain on the donation of CMS Energy stock by Consumers, which was eliminated on CMS Energy’s consolidated statements of income, and a $6 million increase in other income, net of expenses.

For 2016, other income, net of expenses, decreased $11 million compared with 2015. This change was due primarily to a $30 million increase in donations and a $2 million increase in other expenses. This change also reflected the absence, in 2016, of a $6 million benefit related to a Michigan use tax settlement reached in 2015, and a $6 million gain on a donation of CMS Energy stock by Consumers. The gain was eliminated on CMS Energy’s consolidated statements of income. These changes were offset partially by a $33 million increase in nonoperating retirement benefits credits, attributable primarily to a change in the discount-rate methodology used to calculate postretirement benefit costs.

Interest Charges: For 2017, interest charges increased $6 million compared with 2016, reflecting $2 million in higher PSCR interest expenses and a $4 million increase in other interest charges.

For 2016, interest charges increased $19 million compared with 2015. This change was due to the absence, in 2016, of a $12 million benefit associated with a Michigan use tax settlement reached in 2015. The change also reflected $7 million attributable primarily to higher average debt levels.

Income Taxes: For 2017, income taxes decreased $1 million compared with 2016. This change reflected the $11 million impact of a reduction in Consumers’ effective state income tax rate. For additional details on this reduction in Consumers’ effective state income tax rate, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 14, Income Taxes. Also contributing to the change were a $10 million decrease associated with lower non-deductible donations, a $3 million reduction due to lower electric utility earnings, and a $2 million decrease in other income taxes. These decreases were offset partially by a $25 million increase to recognize the impacts of the TCJA. For additional details on the TCJA, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 14, Income Taxes.

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

Consumers Gas Utility Results of Operations

						In Millions
Years Ended December 31	2017	2016	Change	2016	2015	Change
Net Income Available to Common Stockholders	$173	$155	$18	$155	$154	$1
Reasons for the change
Gas deliveries and rate increases			$51			$15
Maintenance and other operating expenses			21			2
Depreciation and amortization			(18)			(23)
General taxes			(5)			(7)
Other income, net of expenses			(8)			11
Interest charges			(2)			(1)
Income taxes			(21)			4
Total change			$18			$1

Following is a discussion of significant changes to net income available to common stockholders for 2017 versus 2016 and for 2016 versus 2015.

Gas Deliveries and Rate Increases: For 2017, gas delivery revenues increased $51 million compared with 2016. This change reflected a $27 million rate increase and a $20 million increase in sales due primarily to higher deliveries. Also contributing to the change were a $3 million increase in financial incentive associated with energy waste reduction performance standards and a $6 million increase in other revenues. These increases were offset partially by a $5 million reduction in revenues associated with the energy waste reduction program. Total deliveries to end-use customers were 287 bcf in 2017 and 282 bcf in 2016.

For 2016, gas delivery revenues increased $15 million compared with 2015. This change reflected $33 million from a January 2016 rate increase, offset partially by an $18 million decrease in sales due primarily to milder winter weather. Deliveries to end-use customers were 282 bcf in 2016 and 299 bcf in 2015.

Maintenance and Other Operating Expenses: For 2017, maintenance and other operating expenses decreased $21 million compared with 2016. This change reflected an $8 million decrease in postretirement benefit costs, $5 million in lower energy waste reduction program costs, the absence of a $4 million charge associated with a 2016 voluntary separation plan, and a $4 million decrease in other gas operating and maintenance expenses.

For 2016, maintenance and other operating expenses decreased $2 million compared with 2015. This change was due to an $8 million reduction in pipeline integrity expenses and a $7 million decrease in uncollectible accounts expense due primarily to the successful implementation of new collection practices. These decreases were offset partially by a $6 million increase in postretirement benefit costs, a $4 million charge associated with a 2016 voluntary separation program, and a $3 million increase in other gas operating and maintenance expenses.

Depreciation and Amortization: For 2017, depreciation and amortization expense increased $18 million compared with 2016, and for 2016, depreciation and amortization expense increased $23 million compared with 2015. Both increases were due primarily to higher depreciation expense from increased plant in service.

General Taxes: For 2017, general taxes increased $5 million compared with 2016, and for 2016, general taxes increased $7 million compared with 2015. Both increases were due to increased property taxes, reflecting higher capital spending.

Other Income, Net of Expenses: For 2017, other income, net of expenses, decreased $8 million compared with 2016. This change was due to an $11 million reduction in nonoperating retirement benefits credits, offset partially by the $4 million impact of benefit plan changes. Also contributing to the change were $3 million in higher donations and $3 million in other expenses. These changes were offset partially by a $5 million gain on the donation of CMS Energy stock by Consumers, which was eliminated on CMS Energy’s consolidated statements of income.

For 2016, other income, net of expenses, increased $11 million compared with 2015. This change was due to a $21 million increase in nonoperating retirement benefits credits and a $1 million decrease in other expenses. The increase in postretirement benefit credits was attributable primarily to a change in the discount-rate methodology used to calculate postretirement benefit costs. These changes were offset partially by an $8 million increase in donations and by the absence, in 2016, of a $3 million gain on a donation of CMS Energy stock by Consumers. The gain was eliminated on CMS Energy’s consolidated statements of income.

Income Taxes: For 2017, income taxes increased $21 million compared with 2016. This change reflected increases of $15 million due to higher utility earnings, a $9 million increase to recognize the impacts of the TCJA, and $1 million in other income taxes. These changes were offset partially by the $4 million impact of a reduction in Consumers’ effective state income tax rate. For additional details on the TCJA and on the reduction in Consumers’ effective state income tax rate, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 14, Income Taxes.

For 2016, income taxes decreased $4 million compared with 2015. This reduction was due primarily to a change in the treatment of excess tax benefits on restricted stock awards as a result of the early adoption of a new accounting standard.

Enterprises Results of Operations

						In Millions
Years Ended December 31	2017	2016	Change	2016	2015	Change
Net Income (Loss) Available to Common Stockholders	$(27)	$17	$(44)	$17	$4	$13

For 2017, net income of the enterprises segment decreased $44 million compared with 2016, due primarily to $57 million in higher income taxes due to the impacts of the TCJA, offset partially by a $13 million increase due primarily to higher prices for capacity and demand revenue from DIG. For additional details on the TCJA, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 14, Income Taxes.

For 2016, net income of the enterprises segment increased $13 million compared with 2015, due primarily to higher prices for capacity and demand revenue from DIG.

Corporate Interest and Other Results of Operations

						In Millions
Years Ended December 31	2017	2016	Change	2016	2015	Change
Net Loss Available to Common Stockholders	$(141)	$(79)	$(62)	$(79)	$(72)	$(7)

For 2017, corporate interest and other net expenses increased $62 million compared with 2016. This increase was due primarily to $57 million in higher income taxes due to the impacts of the TCJA, and the absence, in 2017, of a settlement reached with the Michigan Department of Treasury that resulted in a $2 million after-tax reduction in general taxes and a $3 million reduction in income tax expense. For additional details on the TCJA, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 14, Income Taxes. In addition, corporate interest and other net expenses also reflected the elimination in consolidation of a $9 million after-tax intercompany gain resulting from the donation of CMS Energy stock at Consumers. These changes were offset partially by lower fixed charges of $4 million, increases of $3 million at EnerBank, and lower administrative and other expenses of $2 million. In both 2017 and 2016, CMS Energy incurred an after-tax loss of $11 million on the early extinguishment of debt.

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

CASH POSITION, INVESTING, AND FINANCING

At December 31, 2017, CMS Energy had $204 million of consolidated cash and cash equivalents, which included $22 million of restricted cash and cash equivalents. At December 31, 2017, Consumers had $65 million of consolidated cash and cash equivalents, which included $21 million of restricted cash and cash equivalents.

Operating Activities

Presented in the following table are specific components of net cash provided by operating activities for 2017, 2016, and 2015:

						In Millions
Years Ended December 31	2017	2016	Change	2016	2015	Change
CMS Energy, including Consumers
Net income	$462	$553	$(91)	$553	$525	$28
Non-cash transactions[1]	1,429	1,177	252	1,177	1,155	22
Postretirement benefits contributions	(12)	(108)	96	(108)	(262)	154
Changes in core working capital[2]	(63)	50	(113)	50	241	(191)
Changes in other assets and liabilities, net	(111)	(43)	(68)	(43)	(19)	(24)
Net cash provided by operating activities	$1,705	$1,629	$76	$1,629	$1,640	$(11)
Consumers
Net income	$632	$616	$16	$616	$594	$22
Non-cash transactions[1]	1,123	1,148	(25)	1,148	1,096	52
Postretirement benefits contributions	(8)	(98)	90	(98)	(243)	145
Changes in core working capital[2]	(65)	64	(129)	64	226	(162)
Changes in other assets and liabilities, net	33	(49)	82	(49)	121	(170)
Net cash provided by operating activities	$1,715	$1,681	$34	$1,681	$1,794	$(113)

1              Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, bad debt expense, and other non-cash operating activities and reconciling adjustments.

2              Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

For 2017, net cash provided by operating activities at CMS Energy increased $76 million compared with 2016 and net cash provided by operating activities at Consumers increased $34 million compared with 2016. These increases were due primarily to higher net income, net of non-cash transactions, which included the impacts of the TCJA. Also contributing to the increases were lower postretirement benefit contributions and higher collections from customers. These changes were offset partially by gas purchased at higher prices and increased spending on environmental remediation activities. The increase at Consumers also reflected lower tax payments to CMS Energy.

For 2016, net cash provided by operating activities at CMS Energy decreased $11 million compared with 2015 and net cash provided by operating activities at Consumers decreased $113 million compared with 2015. These changes were due primarily to lower customer collections, reflecting lower gas prices and sales volumes, offset partially by lower postretirement benefits contributions and higher net income. At Consumers, higher income tax payments to CMS Energy also contributed to the decrease in net cash provided by operating activities in 2016.

Investing Activities

Presented in the following table are specific components of net cash used in investing activities for 2017, 2016, and 2015:

						In Millions
Years Ended December 31	2017	2016	Change	2016	2015	Change
CMS Energy, including Consumers
Capital expenditures	$(1,665)	$(1,672)	$7	$(1,672)	$(1,564)	$(108)
Increase in EnerBank notes receivable	(138)	(136)	(2)	(136)	(279)	143
Proceeds from the sale of EnerBank notes receivable	50	-	50	-	48	(48)
DB SERP fund contribution	(7)	-	(7)	-	(25)	25
Jackson plant acquisition	-	-	-	-	(154)	154
Costs to retire property and other	(108)	(107)	(1)	(107)	(90)	(17)
Net cash used in investing activities	$(1,868)	$(1,915)	$47	$(1,915)	$(2,064)	$149
Consumers
Capital expenditures	$(1,632)	$(1,656)	$24	$(1,656)	$(1,537)	$(119)
DB SERP fund contribution	(6)	-	(6)	-	(17)	17
Jackson plant acquisition	-	-	-	-	(154)	154
Costs to retire property and other	(113)	(112)	(1)	(112)	(93)	(19)
Net cash used in investing activities	$(1,751)	$(1,768)	$17	$(1,768)	$(1,801)	$33

For 2017, net cash used in investing activities at CMS Energy decreased $47 million compared with 2016 and net cash used in investing activities at Consumers decreased $17 million compared with 2016. At CMS Energy, the change was due to the sale of EnerBank notes receivable. At Consumers, the change was due to lower capital expenditures.

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

Financing Activities

Presented in the following table are specific components of net cash provided by (used in) financing activities for 2017, 2016, and 2015:

						In Millions
Years Ended December 31	2017	2016	Change	2016	2015	Change
CMS Energy, including Consumers
Issuance of debt	$1,633	$1,049	$584	$1,049	$599	$450
Net increase in EnerBank certificates of deposit	47	100	(53)	100	214	(114)
Issuance of common stock	83	72	11	72	43	29
Retirement of debt	(980)	(728)	(252)	(728)	(224)	(504)
Debt prepayment costs	(22)	(18)	(4)	(18)	-	(18)
Payment of dividends on common and preferred stock	(377)	(347)	(30)	(347)	(322)	(25)
Change in notes payable	(228)	149	(377)	149	189	(40)
Other financing activities	(46)	(22)	(24)	(22)	(36)	14
Net cash provided by financing activities	$110	$255	$(145)	$255	$463	$(208)
Consumers
Issuance of debt	$834	$446	$388	$446	$250	$196
Stockholder contribution from CMS Energy	450	275	175	275	150	125
Payment of dividends on common and preferred stock	(524)	(501)	(23)	(501)	(476)	(25)
Retirement of debt	(555)	(198)	(357)	(198)	(124)	(74)
Debt prepayment costs	(4)	-	(4)	-	-	-
Change in notes payable	(228)	149	(377)	149	189	(40)
Other financing activities	(24)	(3)	(21)	(3)	(23)	20
Net cash provided by (used in) financing activities	$(51)	$168	$(219)	$168	$(34)	$202

For 2017, net cash provided by financing activities at CMS Energy decreased $145 million compared with 2016 and net cash provided by financing activities at Consumers decreased $219 million compared with 2016. These changes were due primarily to higher repayments under Consumers’ commercial paper program, an increase in debt retirements, and, at CMS Energy, lower issuances of certificates of deposit at EnerBank. These decreases were offset partially by higher debt issuances and, at Consumers, a higher stockholder contribution from CMS Energy.

For 2016, net cash provided by financing activities at CMS Energy decreased $208 million compared with 2015 and net cash provided by financing activities at Consumers increased $202 million compared with 2015. At CMS Energy, this change was due primarily to an increase in debt retirements and lower issuances of certificates of deposit at EnerBank, offset partially by higher debt issuances and higher repayments under Consumers’ commercial paper program. At Consumers, a higher stockholder contribution from CMS Energy and an increase in debt issuances, offset partially by debt retirements, contributed to the increase in net cash provided by financing activities in 2016 at Consumers.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization—Dividend Restrictions. For the year ended December 31, 2017, Consumers paid $522 million in dividends on its common stock to CMS Energy.

As a result of a provision in the TCJA, CMS Energy is required to recover all alternative minimum tax credits over the next four years through offsets of regular tax and through cash refunds. CMS Energy expects to be able to offset regular tax through the use of federal net operating loss carryforwards and, accordingly, receive alternative minimum tax credit refunds through 2021. Another provision in the TCJA excludes rate-regulated utilities from 100 percent cost expensing of certain property after September 27, 2017. This provision will cause Consumers to make higher tax-sharing payments to CMS Energy during that period, which in turn might permit CMS Energy to maintain lower levels of debt in order to invest in its businesses, pay dividends, and fund its general obligations. To the extent that Consumers will be required to issue refunds to customers or reduce future customer rates as a result of the TCJA, Consumers expects to have sufficient funding sources available to meet this requirement.

In March 2017, CMS Energy entered into an updated continuous equity offering program. Under this program, CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million. In June 2017, CMS Energy issued common stock under this program and received net proceeds of $70 million.

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations. Accelerated pension funding in prior years and several initiatives to reduce costs have helped improve cash flows from operating activities. Consumers anticipates continued strong cash flows from operating activities for 2018 and beyond.

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

At December 31, 2017, CMS Energy had $544 million of its secured revolving credit facility available and Consumers had $873 million available. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity. At December 31, 2017, $170 million of commercial paper notes were outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At December 31, 2017, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of December 31, 2017, as presented in the following table:

December 31, 2017
Credit Agreement, Indenture, or Facility		Limit	Actual
CMS Energy, parent only
Debt to EBITDA[1]	<	6.0 to 1.0	4.3 to 1.0
Consumers
Debt to Capital[2]	<	0.65 to 1.0	0.47 to 1.0

1              Applies to CMS Energy’s $550 million revolving credit agreement and $225 million and $180 million term loan agreements.

2              Applies to Consumers’ $650 million and $250 million revolving credit agreements and its $68 million, $35 million, and $30 million reimbursement agreements.

Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities. CMS Energy’s and Consumers’ present level of cash and expected cash flows from operating activities, together with access to sources of liquidity, are anticipated to be sufficient to fund the companies’ contractual obligations for 2018 and beyond.

Contractual Obligations: Presented in the following table are CMS Energy’s and Consumers’ contractual obligations. The table excludes all amounts classified as current liabilities on CMS Energy’s and Consumers’ consolidated balance sheets, other than the current portion of long-term debt, capital leases, and financing obligation.

					In Millions
	Payments Due
		Less Than	One to	Three to	More Than
December 31, 2017	Total	One Year	Three Years	Five Years	Five Years
CMS Energy, including Consumers
Long-term debt	$10,265	$1,081	$2,333	$1,217	$5,634
Interest payments on long-term debt	4,785	400	639	499	3,247
Capital leases and financing obligation	113	24	44	29	16
Interest payments on capital leases and financing obligation	32	7	12	8	5
Operating leases	53	15	18	13	7
Asset retirement obligations	1,408	37	53	55	1,263
Deferred investment tax credit	87	4	8	7	68
Environmental liabilities	157	22	36	33	66
Purchase obligations
Total PPAs	9,159	1,042	2,112	1,858	4,147
Other[1]	2,026	891	727	117	291
Total contractual obligations	$28,085	$3,523	$5,982	$3,836	$14,744
Consumers
Long-term debt	$5,940	$343	$1,302	$680	$3,615
Interest payments on long-term debt	3,503	255	406	322	2,520
Capital leases and financing obligation	113	24	44	29	16
Interest payments on capital leases and financing obligation	32	7	12	8	5
Operating leases	53	15	18	13	7
Asset retirement obligations	1,407	37	53	55	1,262
Deferred investment tax credit	87	4	8	7	68
Environmental liabilities	96	17	28	25	26
Purchase obligations
PPAs
MCV PPA	2,621	350	694	674	903
Palisades PPA	1,647	367	766	514	-
Related-party PPAs[2]	1,546	87	181	196	1,082
Other PPAs	3,345	238	471	474	2,162
Total PPAs	9,159	1,042	2,112	1,858	4,147
Other[1]	1,787	859	667	92	169
Total contractual obligations	$22,177	$2,603	$4,650	$3,089	$11,835

1              Long-term contracts for purchase of commodities and related services, and construction and service agreements. The commodities and related services include natural gas and coal with associated transportation.

2              Long-term PPAs from certain affiliates of CMS Enterprises.

CMS Energy and Consumers also have recognized non-current liabilities for which the timing of payments cannot be reasonably estimated. These items, which are excluded from the table above, include regulatory liabilities, deferred income taxes, workers compensation liabilities, accrued liabilities under renewable energy programs, and other liabilities. Retirement benefits are also excluded from the table above. For details related to benefit payments, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12, Retirement Benefits.

Off-Balance-Sheet Arrangements: CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $153 million at December 31, 2017. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments—Guarantees. For additional details on operating leases, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 10, Leases and Palisades Financing.

Capital Expenditures: Over the next five years, CMS Energy and Consumers expect to make substantial capital investments. CMS Energy and Consumers may revise their forecasts of capital expenditures periodically due to a number of factors, including environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital. Presented in the following table are CMS Energy’s and Consumers’ estimated capital expenditures, including lease commitments, for 2018 through 2022:

						In Billions
	2018	2019	2020	2021	2022	Total
CMS Energy, including Consumers
Consumers	$2.0	$2.3	$2.2	$1.8	$1.8	$10.1
Enterprises	0.1	0.1	0.1	0.1	0.1	0.5
Total CMS Energy	$2.1	$2.4	$2.3	$1.9	$1.9	$10.6
Consumers
Electric utility operations	$1.0	$1.2	$1.2	$0.9	$0.9	$5.2
Gas utility operations	1.0	1.1	1.0	0.9	0.9	4.9
Total Consumers	$2.0	$2.3	$2.2	$1.8	$1.8	$10.1

OUTLOOK

Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position. For additional details regarding these and other uncertainties, see Forward-Looking Statements and Information; Item 1A. Risk Factors; Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters; and Note 4, Contingencies and Commitments.

Consumers Electric Utility and Gas Utility Outlook and Uncertainties

Tax Cuts and Jobs Act: In December 2017, President Trump signed the TCJA, which changed existing federal tax law and included numerous provisions that affect businesses. Subsequently, the MPSC ordered all rate-regulated utilities in Michigan to report the impact that the new federal tax law will have on their customers. Consumers filed its response to the MPSC in January 2018, indicating that the TCJA reduces its annual electric revenue requirement by an estimated $116 million, and reduces its annual gas revenue requirement by an estimated $49 million. These amounts exclude potential refunds associated with

Consumers’ remeasurement of its deferred income taxes, which Consumers has proposed addressing in a future filing. In the January 2018 filing, Consumers recommended that the income tax benefits be provided to customers through a bill credit by the end of 2018. The timing and amortization period of any future rate adjustments or refunds are subject to change based on MPSC orders.

Energy Waste Reduction Plan: The 2016 Energy Law, which became effective in April 2017, authorized incentives for demand response programs and expanded existing incentives for energy efficiency programs, referring to the combined initiatives as energy waste reduction. The 2016 Energy Law:

•                  extended the requirement to achieve annual reductions of 1.0 percent in customers’ electricity use through 2021 and 0.75 percent in customers’ natural gas use indefinitely

•                  removed limits on investments under the program and provided for a higher return on those investments; together, these provisions effectively doubled the financial incentives Consumers may earn for exceeding the statutory targets

•                  established a goal of 35 percent combined renewable energy and energy waste reduction by 2025

During 2017, the MPSC approved an energy waste reduction plan for Consumers that amended and expanded its existing energy optimization plan, allowing for recovery of increased investments to meet the requirements of the 2016 Energy Law and expanding the financial incentive that Consumers may earn for exceeding savings targets during the year. Under this plan, Consumers will continue to provide its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs.

Smart Energy and Gas AMR: In 2017, Consumers completed the full-scale deployment of 1.8 million smart meters throughout its service territory. Smart meters allow customers to monitor and manage their energy usage, which Consumers expects will help reduce demand during critical peak times, resulting in lower peak electric capacity requirements. In addition, Consumers is able to disconnect and reconnect service, read, and bill from smart meters remotely. Consumers will continue to add further functionality to its smart meters. Also in 2017, in areas where Consumers provides both electricity and natural gas to customers, it completed the deployment of communication modules on gas meters, installing 670,000 modules that will allow it to read and bill from gas meters remotely.

In areas where it provides only natural gas to customers, Consumers began the deployment of Gas AMR technology in 2017 and expects to complete it in 2019. Under this program, Consumers plans to install communication modules on 1.1 million gas meters, allowing it to conduct drive-by meter reading. As of December 31, 2017, Consumers had installed 96,000 communication modules.

Consumers Electric Utility Outlook and Uncertainties

Energy Resource Planning: While Consumers continues to experience increasing demand for electricity due to Michigan’s growing economy and increased use of air conditioning, consumer electronics, and other electric devices, it expects that increase in demand to be offset by the effects of energy efficiency and conservation. In order to address future capacity requirements, Consumers has developed a comprehensive clean energy plan designed to meet the short-term and long-term electricity needs of its customers. Presently, Consumers is reconsidering and realigning this plan in accordance with the integrated planning process established by the 2016 Energy Law. Consumers will file its integrated resource plan with the MPSC in mid-2018.

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

•                  construction or purchase of electric generating units

•                  continued operation or upgrade of existing units, including upgrades at Ludington

•                  renegotiations of existing PPAs

•                  purchases of short-term market capacity

In May 2017, Consumers reached an agreement with T.E.S. Filer City to amend their PPA in anticipation of the conversion of T.E.S. Filer City’s plant to use natural gas as its primary fuel instead of coal. The conversion is expected to increase the amount of capacity and energy produced by the plant from 73 MW to 225 MW. Under the amendment to the PPA, Consumers will purchase the increased capacity and electricity generated by the converted facility for 15 years. The original PPA was set to expire in 2025. In February 2018, the MPSC approved the amendment to the PPA. The amendment is contingent on a finding by FERC that sales made under the amended PPA are exempt from, or authorized under, Section 205 of the Federal Power Act and on commercial operation of the converted facility on or before June 1, 2022.

During 2017, Consumers issued a request for proposals to acquire a natural gas-fueled generating plant, and it completed an auction to purchase generation capacity. The request for proposals and the contracts entered into as a result of the auction were contingent on the anticipated early termination of Consumers’ PPA with Entergy, under which Consumers purchases virtually all of the capacity and energy produced by Palisades. Following the MPSC’s September 2017 order authorizing only partial recovery of the termination payment that Consumers had negotiated with Entergy, Consumers and Entergy agreed not to terminate the PPA, which is now expected to continue until April 2022 under its original terms. As a result, Consumers has rescinded the capacity contracts and is no longer pursuing any of the proposals received to acquire a natural gas-fueled generating plant. For additional details regarding the MPSC’s order on the Palisades PPA, see the Electric Rate Matters discussion in this section.

PURPA: PURPA requires Consumers to purchase power from qualifying cogeneration and small power production facilities at a price approved by the MPSC that is meant to represent Consumers’ “avoided cost” of generating power or purchasing power from another source. In November 2017, the MPSC issued an order setting a new avoided-cost formula to determine the price that Consumers must pay to purchase power under PURPA. Among other things, the MPSC’s order changes the basis of Consumers’ avoided cost from the cost of coal-fueled generating units to that of natural gas-fueled generating units. The MPSC order also assigns more capacity value to qualifying facilities that are consistently able to generate electricity during peak times. Although the costs Consumers incurs to purchase power from qualifying facilities are passed on to customers, the order could result in mandated purchases of generation, potentially at above-market prices, and reduce Consumers’ need for new owned generation. This in turn could have a material adverse effect on Consumers’ capital investment plan and the affordability of future customer rates. In December 2017, Consumers filed a petition with the MPSC requesting corrections to the pricing calculations and capacity purchase model set in the order. In December 2017, the MPSC suspended the implementation of the order until the issues raised in Consumers’ petition are resolved.

Renewable Energy Plan: The 2016 Energy Law raised the renewable energy standard from the present ten-percent requirement to 15 percent in 2021, with an interim target of 12.5 percent in 2019. Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least the required percentage of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers expects to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.

In conjunction with its renewable energy plan, in November 2017, Consumers began purchasing renewable capacity, energy, and RECs from a 100-MW wind park in Huron County, Michigan, under a 15-year PPA. In addition, Consumers obtained the MPSC’s approval to construct two additional phases at its Cross Winds® Energy Park. Phase II of the park, with a nameplate capacity of 44 MW, became operational in January 2018. Consumers began construction of Phase III, with a planned nameplate capacity of 76 MW, in June 2017 and expects it to be operational in 2020. Both phases of the project are expected to qualify for certain federal production tax credits, which are expected to generate cost savings that will be passed on to customers.

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

Voluntary Large Customer Renewable Energy Pilot Program: In May 2017, Consumers filed an application with the MPSC proposing a pilot program that would provide large full-service electric customers with the opportunity to advance the development of renewable energy beyond the requirements of the 2016 Energy Law. Under the pilot program, customers would have the ability to match up to 100 percent of their energy use with renewable energy generated from wind resources. In August 2017, the MPSC conditionally approved a portion of the pilot program through October 2018 and instructed Consumers to submit the program for review as a voluntary green pricing program under provisions of the 2016 Energy Law. Consumers submitted this program for review in October 2017.

Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are seasonal and largely dependent on Michigan’s economy. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment. In addition, Consumers’ electric rates, which follow a seasonal rate design, are higher in the summer months than in the remaining months of the year.

Consumers expects weather-adjusted electric deliveries to increase in 2018 by less than a half-percent compared with 2017. Over the next five years, Consumers plans conservatively for average electric deliveries to remain stable or increase slightly relative to 2017, as it expects that growth in electric demand will be offset partially by the effects of energy waste reduction programs and appliance efficiency standards. Actual delivery levels will depend on:

•                  energy conservation measures and results of energy waste reduction programs

•                  weather fluctuations

•                  Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity

Electric ROA: Under Michigan law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. At December 31, 2017, electric deliveries under the ROA program were at the ten-percent limit. Of Consumers’ 1.8 million electric customers, 287 customers, or 0.02 percent, purchased electric generation service under the ROA program.

The 2016 Energy Law, which became effective in April 2017, retained the ten percent cap on ROA, with certain exceptions, but established a path to ensure that forward capacity is secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. The new law also authorized the MPSC to ensure that alternative electric suppliers have procured enough capacity to cover their anticipated capacity requirements for the four-year forward period. In November 2017, the MPSC issued an order establishing a state reliability mechanism for Consumers. Under this mechanism, beginning June 1, 2018, if an alternative electric supplier does not demonstrate that it has procured its capacity requirements for the four-year forward period, its customers will pay a set charge to the utility for capacity that is not provided by the alternative electric supplier.

Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters.

Palisades PPA: In December 2016, Consumers agreed to pay Entergy $172 million to terminate their PPA in May 2018, four years ahead of schedule, contingent on the MPSC’s approval. In September 2017, the MPSC issued an order authorizing Consumers to recover only $137 million of the $172 million termination payment. As a result, Consumers and Entergy agreed not to terminate the PPA, which is now expected to continue until April 2022 under its original terms.

PSCR Plan: Consumers submitted its 2018 PSCR plan to the MPSC in September 2017 and, in accordance with its proposed plan, self-implemented the 2018 PSCR charge beginning in January 2018.

Depreciation Rate Case: In 2016, Consumers filed a depreciation rate case related to its Ludington electric utility property, requesting to increase depreciation expense by $15 million annually. In July 2017, the MPSC approved a settlement agreement authorizing Consumers to recover an increase in depreciation expense of $2 million annually, based on December 31, 2015 balances. The new depreciation rates will go into effect with a final order in Consumers’ next electric rate case following the electric rate case filed in 2017.

Electric Environmental Outlook: Consumers’ operations are subject to various state and federal environmental laws and regulations. Consumers estimates that it will incur capital expenditures of $0.4 billion from 2018 through 2022 to continue to comply with RCRA, the Clean Water Act, the Clean Air Act, and numerous state and federal environmental regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters.

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

In 2015, the EPA released its new rule to lower the NAAQS for ozone. The new ozone NAAQS will make it more difficult to construct or modify power plants in many areas of the country, including some parts of Michigan, if the areas are designated to be in nonattainment of the new standard. The NAAQS for ozone are presently being litigated and the EPA’s decision on nonattainment areas is expected in 2018. Consumers is monitoring the designation process of this rule, as well as the litigation, but does not anticipate any impact on its electric generating units.

Consumers’ strategy to comply with air quality regulations, including CSAPR, NAAQS, and MATS, involved the installation and operation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA rulemakings, litigation, and congressional action. This evaluation could result in:

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

Also in 2015, the EPA published final rules pursuant to Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units, calling the rules the “Clean Power Plan.” The rules required a 32-percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels), and states choosing not to develop their own implementation plans would be subject to the federal plan. Certain states, corporations, and industry groups initiated litigation opposing the proposed Clean Power Plan, and in 2016, the U.S. Supreme Court stayed the Clean Power Plan while the litigation proceeded. In March 2017, the Trump administration issued an executive order directing the EPA and other federal agencies to review rules and policies that burden domestic energy production, including the Clean Power Plan. The EPA subsequently filed motions to hold the Section 111(b) and Clean Power Plan litigation in abeyance while it reconsiders the rule. In October 2017, the EPA published a proposal to repeal the Clean Power Plan and is reviewing comments received. The EPA has also announced that it intends to begin the rulemaking process for a replacement rule that conforms to the new legal interpretation set forth in the published proposed repeal of the Clean Power Plan. It is expected that the EPA will propose a replacement rule in 2018. Consumers does not expect that any changes to the Clean Power Plan will have an adverse impact on its environmental strategy.

In 2015, a group of 195 countries finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. Although the Trump administration has withdrawn from the Paris Agreement, it has stated a desire to renegotiate a new agreement in the future. Consumers does not expect any adverse changes to its environmental strategy as a result of these events.

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

Severe weather events and climate change associated with increasing levels of greenhouse gases could affect the companies’ facilities and energy sales and could have a material impact on the companies’ future results of operations. Consumers is unable to predict these events or their financial impact; however, Consumers plans for adverse weather and takes steps to reduce its potential impact.

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

Water: The EPA’s rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act became effective in 2014. The rule is aimed at reducing alleged harmful impacts on fish and shellfish. In 2015, the EPA released its final effluent limitation guidelines. These guidelines, which are presently being litigated, set stringent new requirements for the discharge from electric generating units into wastewater streams. In August 2017, the EPA announced that it will undertake a rulemaking to replace specific portions of the rule. In September 2017, the EPA proposed delaying the compliance start dates for two years, but maintained the compliance end dates. Consumers does not expect any adverse changes to its environmental strategy as a result of any revisions to the rule.

In 2015, the EPA and the U.S. Army Corps of Engineers published a final rule redefining “waters of the United States,” which designates the EPA’s jurisdiction under the Clean Water Act. Numerous states and other interested parties, including Michigan’s Attorney General, have filed suits in federal courts to block the rule, which subsequently was stayed in 2015 while litigation ensued. In January 2018, the U.S. Supreme Court unanimously ruled that the federal district courts, not the federal appellate courts, had jurisdiction over challenges to the 2015 rule, which is likely to result in the stay being lifted at the district court level. The EPA and the U.S. Army Corps of Engineers are taking actions to rescind the rule and to revert to regulatory language that had been in effect prior to the 2015 rule. The 2015 rule changes the scope of water and wetlands regulations; however, the EPA has delegated authority to manage the Michigan wetlands program to the MDEQ. As a result, regardless of whether the 2015 rule is rescinded or maintained, Consumers will continue to operate under Michigan’s wetlands regulations, and under the applicable state and federal water jurisdictional regulations. Thus, Consumers does not expect any adverse changes to its environmental strategy as a result of these events.

Many of Consumers’ facilities maintain NPDES permits, which are valid for five years and vital to the facilities’ operations. Failure of the MDEQ to renew any NPDES permit, a successful appeal against a permit, or onerous terms contained in a permit could have a significant detrimental effect on the operations of a facility.

Other Matters: Other electric environmental matters could have a material impact on Consumers’ outlook. For additional details on other electric environmental matters, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments—Consumers Electric Utility Contingencies—Electric Environmental Matters.

Consumers Gas Utility Outlook and Uncertainties

Gas Deliveries: Consumers’ gas customer deliveries are seasonal. The peak demand for natural gas occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel. Consumers expects weather-adjusted gas deliveries to remain stable in 2018 compared with 2017. Over the next five years, Consumers expects average gas deliveries to increase moderately relative to 2017. This outlook reflects modest growth in gas demand offset partially by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this expectation due to:

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

•                 gas price changes

•                 Michigan economic conditions, including population trends and housing activity

•                 the price of competing energy sources or fuels

•                 energy efficiency and conservation impacts

Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For additional details on rate matters, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters.

Gas Rate Case: In October 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $178 million, based on a 10.5 percent authorized return on equity. The largest component of the request is an annual revenue requirement of $162 million related to infrastructure investment and related costs that will allow Consumers to improve system safety, capacity, and deliverability.

The filing also seeks approval of two rate adjustment mechanisms: a revenue decoupling mechanism and an investment recovery mechanism. The revenue decoupling mechanism would annually reconcile Consumers’ actual weather-adjusted nonfuel revenues with the revenues approved by the MPSC. The investment recovery mechanism would provide for additional annual rate increases of $39 million beginning in July 2019 and another $39 million beginning in July 2020 for incremental investments that Consumers plans to make in those years, subject to reconciliation. These future investments are intended to help ensure adequate system capacity and deliverability. The MPSC previously approved an investment recovery mechanism in July 2017 that will be in effect until rates are changed in the pending proceeding.

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

GCR Plan: Consumers submitted its 2018-2019 GCR plan to the MPSC in December 2017 and, in accordance with its proposed plan, expects to self-implement the 2018-2019 GCR charge beginning in April 2018.

Gas Pipeline and Storage Integrity and Safety: In April 2016, PHMSA published a notice of proposed rulemaking that would expand federal safety standards for gas transmission pipelines. The rule could cause Consumers to incur increased capital costs to install and remediate pipelines as well as operating and maintenance costs to expand inspections, maintenance, and monitoring of its existing pipelines. PHMSA expects to publish a final rule in 2018.

In December 2016, PHMSA published an interim final rule that will establish minimum federal safety standards for underground natural gas storage facilities. As proposed, the rule could cause Consumers to incur increased capital and operating and maintenance costs to expand inspections, maintenance, and monitoring of its underground gas storage facilities. PHMSA expects to publish a final rule in 2018.

Although associated capital or operating and maintenance costs relating to these regulations could be material and cost recovery cannot be assured, Consumers would expect to recover such costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with laws and regulations. Consumers will continue to monitor gas safety regulations.

Gas Environmental Outlook: Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites. For additional details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments—Consumers Gas Utility Contingencies—Gas Environmental Matters.

Enterprises Outlook and Uncertainties

The primary focus with respect to CMS Energy’s non-utility businesses is to maximize the value of their generating assets, which represent 1,102 MW of capacity, and to pursue opportunities for the development of renewable generation projects.

T.E.S. Filer City plans to convert its plant to use natural gas as its primary fuel instead of coal. The conversion is expected to increase the amount of capacity and energy produced by the plant from 73 MW to 225 MW. In May 2017, in anticipation of the planned conversion, T.E.S. Filer City reached an agreement with Consumers to amend their PPA. Under the amendment to the PPA, Consumers will purchase the increased capacity and electricity generated by the converted facility for 15 years. The original PPA was set to expire in 2025. In February 2018, the MPSC approved the amendment to the PPA. The amendment is contingent on a finding by FERC that sales made under the amended PPA are exempt from, or authorized under, Section 205 of the Federal Power Act and on commercial operation of the converted facility on or before June 1, 2022.

In May 2017, CMS Enterprises completed construction of and began operating a 2.5-MW solar generation facility in Phillips, Wisconsin. Energy produced by the solar generation facility is sold through a 25-year PPA to Dairyland Power Cooperative, a non-affiliated company.

In September 2017, CMS Enterprises purchased two solar generation projects totaling 24 MW in Delta Township, Michigan. The projects are presently under development and are expected to be completed in 2018. Energy produced by the solar generation projects will be sold under 25-year PPAs to Lansing Board of Water and Light, a non-affiliated company.

Trends, uncertainties, and other matters related to the enterprises segment that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:

•                 changes in energy and capacity prices

•                 changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings

•                 changes in various environmental laws, regulations, principles, or practices, or in their interpretation

•                 the outcome of certain legal proceedings, including gas price reporting litigation

•                 indemnity and environmental remediation obligations at Bay Harbor

•                 obligations related to a tax claim from the government of Equatorial Guinea

•                 representations, warranties, and indemnities provided by CMS Energy in connection with previous sales of assets

For additional details regarding the enterprises segment’s uncertainties, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments.

Other Outlook and Uncertainties

EnerBank: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank represented four percent of CMS Energy’s net assets at December 31, 2017, and six percent of CMS Energy’s net income available to common stockholders for the year ended December 31, 2017. The carrying value of EnerBank’s loan portfolio was $1.4 billion at December 31, 2017. Its loan portfolio was funded primarily by certificates of deposit of $1.3 billion. The twelve-month rolling average net default rate on loans held by EnerBank was 1.2 percent at December 31, 2017. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of December 31, 2017.

Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business. For additional details regarding these and other legal matters, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters and Note 4, Contingencies and Commitments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following information is important to understand CMS Energy’s and Consumers’ results of operations and financial condition. For additional accounting policies, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1, Significant Accounting Policies.

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

Contingencies: CMS Energy and Consumers make judgments regarding the future outcome of various matters that give rise to contingent liabilities. For such matters, they record liabilities when they are considered probable and reasonably estimable, based on all available information. In particular, CMS Energy and Consumers are participating in various environmental remediation projects for which they have recorded liabilities. The recorded amounts represent estimates that may take into account such considerations as the number of sites, the anticipated scope, cost, and timing of remediation work, the available technology, applicable regulations, and the requirements of governmental authorities. For remediation projects in which the timing of estimated expenditures is considered reliably determinable, CMS Energy and Consumers record the liability at its net present value, using a discount rate equal to the interest rate on monetary assets that are essentially risk-free and have maturities comparable to that of the environmental liability. The amount recorded for any contingency may differ from actual costs incurred when the contingency is resolved. For additional details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments.

Derivative Instruments: CMS Energy and Consumers account for certain contracts as derivative instruments. If a contract is a derivative and does not qualify for the normal purchases and sales exception, it is recorded on the consolidated balance sheets at its fair value. Each quarter, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract.

The criteria used to determine if an instrument qualifies for derivative accounting or for an exception from derivative accounting are complex and often require judgment in application. Changes in business strategies or market conditions, as well as a requirement to apply different interpretations of the derivative accounting literature, could result in changes in accounting for a single contract or groups of contracts, which could have a material impact on CMS Energy’s and Consumers’ financial statements. For additional details on CMS Energy’s and Consumers’ derivatives and how the fair values of derivatives are determined, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 6, Fair Value Measurements.

Income Taxes: The amount of income taxes paid by CMS Energy is subject to ongoing audits by federal, state, and foreign tax authorities, which can result in proposed assessments. An estimate of the potential outcome of any uncertain tax issue is highly judgmental. CMS Energy believes adequate reserves have been provided for these exposures; however, future results may include favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, CMS Energy’s judgment as to the ability to recover its deferred tax assets may change. CMS Energy believes the valuation allowances related to its deferred tax assets are adequate, but future results may include favorable or unfavorable adjustments. As a result, CMS Energy’s effective tax rate may fluctuate significantly over time. For additional details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 14, Income Taxes.

Pension and OPEB: CMS Energy and Consumers provide retirement pension benefits to certain employees under non-contributory DB Pension Plans, and they provide postretirement health and life benefits to qualifying retired employees under an OPEB Plan.

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

In November 2017, CMS Energy and Consumers approved certain amendments to the OPEB Plan. Under these amendments, effective January 1, 2019, certain Medicare-eligible retirees will purchase health care plans from private Medicare exchanges. CMS Energy and Consumers performed a remeasurement of the OPEB Plan as of October 31, 2017, resulting in a $439 million reduction in the benefit obligation at CMS Energy and a $433 million reduction at Consumers.

Effective December 31, 2017, CMS Energy’s and Consumers’ then-existing defined benefit pension plan was amended to include only the retired and former employees already covered; this amended plan is referred to as DB Pension Plan B. Also effective December 31, 2017, active employees covered under the defined benefit pension plan were moved to a newly created pension plan, referred to as DB Pension Plan A, whose benefits mirror those provided under DB Pension Plan B. Maintaining separate plans for the two groups will allow CMS Energy and Consumers to employ a more targeted investment strategy and will provide additional opportunities to mitigate risk and volatility.

Presented in the following table are estimates of costs and cash contributions through 2020 for the DB Pension Plans and OPEB Plan. Actual future costs and contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.

				In Millions
	DB Pension Plans		OPEB Plan
	Cost	Contribution	Credit[1]	Contribution
CMS Energy, including Consumers
2018	$66	$-	$(96)	$-
2019	64	-	(99)	-
2020	65	27	(95)	-
Consumers[2]
2018	$66	$-	$(90)	$-
2019	65	-	(93)	-
2020	66	25	(88)	-

1              As a result of the amendments made to the OPEB Plan, the estimate of OPEB Plan credits increased by $50 million for 2018, 2019, and 2020.

2              Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.

Lowering the expected long-term rate of return on the assets of the DB Pension Plans by 25 basis points would increase estimated pension cost for 2018 by $5 million for both CMS Energy and Consumers. Lowering the PBO discount rates by 25 basis points would increase estimated pension cost for 2018 by $4 million for both CMS Energy and Consumers.

Pension and OPEB plan assets are accounted for and disclosed at fair value. Fair value measurements incorporate assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Development of these assumptions may require judgment.

For additional details on postretirement benefits, including the fair value measurements for the assets of the DB Pension Plans and OPEB Plan, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12, Retirement Benefits.

Revenue Subject to Refund: The 2016 Energy Law, which became effective in April 2017, eliminated utilities’ self-implementation of rates under general rate cases. Consumers filed an electric rate case in March 2017, prior to the effective date of that law, and as result was allowed to self-implement new energy rates in October 2017, subject to refund with interest and potential penalties. Consumers recognized revenue associated with self-implemented rates, but recorded a provision for revenue subject to refund because it considered it probable that it would be required to refund a portion of its self-implemented rates. If a final rate order differed materially from Consumers’ estimates underlying its self-implemented rates, it could give rise to accounting adjustments.

Unbilled Revenues: Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. For additional information on unbilled revenues, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1, Significant Accounting Policies—Accounts Receivable.

NEW ACCOUNTING STANDARDS

For details regarding new accounting standards issued but not yet effective, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, New Accounting Standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Presented in the following table is a sensitivity analysis of interest-rate risk (assuming an adverse change in market interest rates of ten percent):

		In Millions
December 31	2017	2016
Fixed-rate financing — potential loss in fair value
CMS Energy, including Consumers	$329	$291
Consumers	213	175

The fair value losses in the above table could be realized only if CMS Energy and Consumers transferred all of their fixed-rate financing to other creditors. The annual earnings exposure related to variable-rate financing was immaterial for both CMS Energy and Consumers at December 31, 2017 and 2016, assuming an adverse change in market interest rates of ten percent.

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

Presented in the following table is a sensitivity analysis of investment securities price risk (assuming an adverse change in market prices of ten percent):

		In Millions
December 31	2017	2016
CMS Energy, including Consumers
Potential reduction in fair value of available-for-sale securities
DB SERP
Debt securities	$14	$-
Mutual funds	-	14
Consumers
Potential reduction in fair value of available-for-sale securities
DB SERP
Debt securities	$10	$-
Mutual funds	-	10
CMS Energy common stock	2	3

Notes Receivable Risk: CMS Energy is exposed to interest-rate risk resulting from EnerBank’s fixed-rate installment loans. EnerBank provides these loans to homeowners to finance home improvements.

Presented in the following table is a sensitivity analysis of notes receivable (assuming an adverse change in market interest rates of ten percent):

		In Millions
December 31	2017	2016
CMS Energy, including Consumers
Potential reduction in fair value
Notes receivable	$32	$30

The fair value losses in the above table could be realized only if EnerBank sold its loans to other parties. For additional details on financial instruments, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7, Financial Instruments.

Item 8.                     Financial Statements and Supplementary Data

CMS Energy Corporation

Consolidated Statements of Income

			In Millions
Years Ended December 31	2017	2016	2015

Operating Revenue	$6,583	$6,399	$6,456

Operating Expenses
Fuel for electric generation	505	499	593
Purchased and interchange power	1,503	1,508	1,406
Purchased power – related parties	86	86	83
Cost of gas sold	750	710	961
Maintenance and other operating expenses	1,236	1,248	1,223
Depreciation and amortization	881	811	750
General taxes	284	281	262
Total operating expenses	5,245	5,143	5,278

Operating Income	1,338	1,256	1,178

Other Income (Expense)
Interest income	12	6	12
Allowance for equity funds used during construction	5	12	10
Income from equity method investees	15	13	14
Nonoperating retirement benefits, net	24	41	(15)
Other income	6	8	10
Other expense	(76)	(75)	(17)
Total other income (expense)	(14)	5	14

Interest Charges
Interest on long-term debt	406	411	386
Other interest expense	34	29	14
Allowance for borrowed funds used during construction	(2)	(5)	(4)
Total interest charges	438	435	396

Income Before Income Taxes	886	826	796
Income Tax Expense	424	273	271

Net Income	462	553	525
Income Attributable to Noncontrolling Interests	2	2	2

Net Income Available to Common Stockholders	$460	$551	$523

Basic Earnings Per Average Common Share	$1.64	$1.99	$1.90
Diluted Earnings Per Average Common Share	$1.64	$1.98	$1.89

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income

			In Millions
Years Ended December 31	2017	2016	2015

Net Income	$462	$553	$525

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $(4), $(5), and $-	(5)	(8)	1
Prior service credit adjustment, net of tax of $3, $-, and $-	4	-	-
Amortization of net actuarial loss, net of tax of $1, $-, and $4	2	2	5
Amortization of prior service credit, net of tax of $- for all periods	(1)	(1)	(1)

Investments
Unrealized gain (loss) on investments, net of tax of $-, $-, and $(1)	-	1	(3)
Other-than-temporary impairment included in net income, net of tax of $-, $2, and $-	-	3	-

Other Comprehensive Income (Loss)	-	(3)	2

Comprehensive Income	462	550	527

Comprehensive Income Attributable to Noncontrolling Interests	2	2	2

Comprehensive Income Attributable to CMS Energy	$460	$548	$525

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Cash Flows

			In Millions
Years Ended December 31	2017	2016	2015

Cash Flows from Operating Activities
Net income	$462	$553	$525
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	881	811	750
Deferred income taxes and investment tax credit	417	264	247
Bad debt expense	49	50	58
Other non-cash operating activities and reconciling adjustments	82	52	100
Postretirement benefits contributions	(12)	(108)	(262)
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(66)	(155)	120
Inventories	(46)	146	147
Accounts payable and accrued refunds	49	59	(26)
Other current and non-current assets and liabilities	(111)	(43)	(19)
Net cash provided by operating activities	1,705	1,629	1,640

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,665)	(1,672)	(1,564)
Jackson plant acquisition	-	-	(154)
Increase in EnerBank notes receivable	(138)	(136)	(279)
Proceeds from the sale of EnerBank notes receivable	50	-	48
Cost to retire property and other investing activities	(115)	(107)	(115)
Net cash used in investing activities	(1,868)	(1,915)	(2,064)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,633	1,049	599
Net increase in EnerBank certificates of deposit	47	100	214
Issuance of common stock	83	72	43
Retirement of debt	(980)	(728)	(224)
Debt prepayment costs	(22)	(18)	-
Payment of dividends on common and preferred stock	(377)	(347)	(322)
Change in notes payable	(228)	149	189
Payment of capital lease obligations and other financing costs	(46)	(22)	(36)
Net cash provided by financing activities	110	255	463

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(53)	(31)	39
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	257	288	249

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$204	$257	$288

			In Millions
Years Ended December 31	2017	2016	2015

Other cash flow activities and non-cash investing and financing activities

Cash transactions
Interest paid (net of amounts capitalized)	$418	$427	$386
Income taxes paid, net	5	32	10

Non-cash transactions
Capital expenditures not paid	172	138	201
Note receivable recorded for future refund of use taxes paid and capitalized	-	29	-
Other assets placed under capital lease	3	13	17

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets

ASSETS

		In Millions
December 31	2017	2016

Current Assets
Cash and cash equivalents	$182	$235
Restricted cash and cash equivalents	17	19
Accounts receivable and accrued revenue, less allowances of $20 in 2017 and $24 in 2016	1,032	821
Notes receivable, less allowances of $20 in 2017 and $16 in 2016	198	180
Notes receivable held for sale	2	39
Accounts receivable – related parties	12	12
Inventories at average cost
Gas in underground storage	458	446
Materials and supplies	133	119
Generating plant fuel stock	81	61
Deferred property taxes	257	250
Regulatory assets	20	17
Prepayments and other current assets	83	81
Total current assets	2,475	2,280

Plant, Property, and Equipment
Plant, property, and equipment, gross	22,506	21,010
Less accumulated depreciation and amortization	6,510	6,056
Plant, property, and equipment, net	15,996	14,954
Construction work in progress	765	761
Total plant, property, and equipment	16,761	15,715

Other Non-current Assets
Regulatory assets	1,764	2,091
Accounts and notes receivable	1,187	1,118
Investments	64	65
Other	799	353
Total other non-current assets	3,814	3,627

Total Assets	$23,050	$21,622

LIABILITIES AND EQUITY

		In Millions
December 31	2017	2016

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$1,103	$886
Notes payable	170	398
Accounts payable	725	598
Accounts payable – related parties	15	12
Accrued rate refunds	33	21
Accrued interest	103	98
Accrued taxes	360	348
Regulatory liabilities	80	95
Other current liabilities	195	199
Total current liabilities	2,784	2,655

Non-current Liabilities
Long-term debt	9,123	8,640
Non-current portion of capital leases and financing obligation	91	110
Regulatory liabilities	3,715	2,041
Postretirement benefits	766	789
Asset retirement obligations	430	447
Deferred investment tax credit	87	73
Deferred income taxes	1,269	2,287
Other non-current liabilities	307	290
Total non-current liabilities	15,788	14,677

Commitments and Contingencies (Notes 3 and 4)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 281.6 shares in 2017 and 279.2 shares in 2016	3	3
Other paid-in capital	5,019	4,916
Accumulated other comprehensive loss	(50)	(50)
Accumulated deficit	(531)	(616)
Total common stockholders’ equity	4,441	4,253
Noncontrolling interests	37	37
Total equity	4,478	4,290

Total Liabilities and Equity	$23,050	$21,622

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity

		In Millions, Except Number of Shares in Thousands
	Number of Shares
Years Ended December 31	2017	2016	2015	2017	2016	2015

Total Equity at Beginning of Period				$4,290	$3,975	$3,707

Common Stock
At beginning and end of period				3	3	3

Other Paid-in Capital
At beginning of period	279,206	277,163	275,184	4,916	4,837	4,774
Common stock issued	2,492	2,580	2,062	102	90	65
Common stock repurchased	(317)	(292)	(306)	(14)	(11)	(12)
Common stock reissued	360	-	288	15	-	10
Common stock reacquired	(94)	(245)	(65)	-	-	-
At end of period	281,647	279,206	277,163	5,019	4,916	4,837

Accumulated Other Comprehensive Loss
At beginning of period				(50)	(47)	(49)
Retirement benefits liability
At beginning of period				(50)	(43)	(48)
Net gain (loss) arising during the period				(5)	(8)	1
Prior service credit adjustment				4	-	-
Amortization of net actuarial loss				2	2	5
Amortization of prior service credit				(1)	(1)	(1)
At end of period				(50)	(50)	(43)
Investments
At beginning of period				-	(4)	(1)
Unrealized gain (loss) on investments				-	1	(3)
Other-than-temporary impairment included in net income				-	3	-
At end of period				-	-	(4)
At end of period				(50)	(50)	(47)

Accumulated Deficit
At beginning of period				(616)	(855)	(1,058)
Cumulative effect of change in accounting principle				-	33	-
Net income attributable to CMS Energy				460	551	523
Dividends declared on common stock				(375)	(345)	(320)
At end of period				(531)	(616)	(855)

Noncontrolling Interests
At beginning of period				37	37	37
Income attributable to noncontrolling interests				2	2	2
Distributions and other changes in noncontrolling interests				(2)	(2)	(2)
At end of period				37	37	37

Total Equity at End of Period				$4,478	$4,290	$3,975

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Income

			In Millions
Years Ended December 31	2017	2016	2015

Operating Revenue	$6,222	$6,064	$6,165

Operating Expenses
Fuel for electric generation	398	393	497
Purchased and interchange power	1,491	1,486	1,376
Purchased power – related parties	90	88	83
Cost of gas sold	730	693	939
Maintenance and other operating expenses	1,113	1,127	1,132
Depreciation and amortization	872	803	744
General taxes	276	277	255
Total operating expenses	4,970	4,867	5,026

Operating Income	1,252	1,197	1,139

Other Income (Expense)
Interest income	9	4	11
Interest and dividend income – related parties	1	1	1
Allowance for equity funds used during construction	5	12	10
Nonoperating retirement benefits, net	21	37	(17)
Other income	17	8	19
Other expense	(58)	(55)	(17)
Total other income (expense)	(5)	7	7

Interest Charges
Interest on long-term debt	263	261	252
Other interest expense	15	12	2
Allowance for borrowed funds used during construction	(2)	(5)	(4)
Total interest charges	276	268	250

Income Before Income Taxes	971	936	896
Income Tax Expense	339	320	302

Net Income	632	616	594
Preferred Stock Dividends	2	2	2

Net Income Available to Common Stockholder	$630	$614	$592

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income

			In Millions
Years Ended December 31	2017	2016	2015

Net Income	$632	$616	$594

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $(1), $(1), and $2	(4)	(3)	3
Amortization of net actuarial loss, net of tax of $-, $-, and $2	1	1	4

Investments
Unrealized gain (loss) on investments, net of tax of $1, $2, and $(1)	3	3	(1)
Reclassification adjustments included in net income, net of tax of $(6), $-, and $(3)	(9)	-	(5)
Other-than-temporary impairment included in net income, net of tax of $-, $2, and $-	-	2	-

Other Comprehensive Income (Loss)	(9)	3	1

Comprehensive Income	$623	$619	$595

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Cash Flows

			In Millions
Years Ended December 31	2017	2016	2015

Cash Flows from Operating Activities
Net income	$632	$616	$594
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	872	803	744
Deferred income taxes and investment tax credit	163	289	204
Bad debt expense	29	31	50
Other non-cash operating activities and reconciling adjustments	59	25	98
Postretirement benefits contributions	(8)	(98)	(243)
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(63)	(138)	104
Inventories	(45)	145	144
Accounts payable and accrued refunds	43	57	(22)
Other current and non-current assets and liabilities	33	(49)	121
Net cash provided by operating activities	1,715	1,681	1,794

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,632)	(1,656)	(1,537)
Jackson plant acquisition	-	-	(154)
Cost to retire property and other investing activities	(119)	(112)	(110)
Net cash used in investing activities	(1,751)	(1,768)	(1,801)

Cash Flows from Financing Activities
Proceeds from issuance of debt	834	446	250
Retirement of debt	(555)	(198)	(124)
Debt prepayment costs	(4)	-	-
Payment of dividends on common and preferred stock	(524)	(501)	(476)
Stockholder contribution	450	275	150
Payment of capital lease obligations and other financing costs	(24)	(3)	(23)
Change in notes payable	(228)	149	189
Net cash provided by (used in) financing activities	(51)	168	(34)

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(87)	81	(41)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	152	71	112

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$65	$152	$71

			In Millions
Years Ended December 31	2017	2016	2015

Other cash flow activities and non-cash investing and financing activities

Cash transactions
Interest paid (net of amounts capitalized)	$266	$256	$245
Income taxes paid (refunds received), net	(1)	50	(84)

Non-cash transactions
Capital expenditures not paid	160	127	182
Note receivable recorded for future refund of use taxes paid and capitalized	-	29	-
Other assets placed under capital lease	3	13	17

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets

ASSETS

		In Millions
December 31	2017	2016

Current Assets
Cash and cash equivalents	$44	$131
Restricted cash and cash equivalents	17	19
Accounts receivable and accrued revenue, less allowances of $20 in 2017 and $24 in 2016	885	800
Notes receivable	17	29
Accounts receivable – related parties	2	9
Inventories at average cost
Gas in underground storage	458	446
Materials and supplies	128	114
Generating plant fuel stock	76	57
Deferred property taxes	257	250
Regulatory assets	20	17
Prepayments and other current assets	71	70
Total current assets	1,975	1,942

Plant, Property, and Equipment
Plant, property, and equipment, gross	22,318	20,838
Less accumulated depreciation and amortization	6,441	5,994
Plant, property, and equipment, net	15,877	14,844
Construction work in progress	753	759
Total plant, property, and equipment	16,630	15,603

Other Non-current Assets
Regulatory assets	1,764	2,091
Accounts and notes receivable	22	27
Investments	21	33
Other	687	250
Total other non-current assets	2,494	2,401

Total Assets	$21,099	$19,946

LIABILITIES AND EQUITY

		In Millions
December 31	2017	2016

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$365	$397
Notes payable	170	398
Accounts payable	701	580
Accounts payable – related parties	19	18
Accrued rate refunds	33	21
Accrued interest	67	67
Accrued taxes	542	354
Regulatory liabilities	80	95
Other current liabilities	159	164
Total current liabilities	2,136	2,094

Non-current Liabilities
Long-term debt	5,561	5,253
Non-current portion of capital leases and financing obligation	91	110
Regulatory liabilities	3,715	2,041
Postretirement benefits	711	730
Asset retirement obligations	429	446
Deferred investment tax credit	87	73
Deferred income taxes	1,640	3,042
Other non-current liabilities	241	218
Total non-current liabilities	12,475	11,913

Commitments and Contingencies (Notes 3 and 4)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	4,449	3,999
Accumulated other comprehensive loss	(12)	(3)
Retained earnings	1,173	1,065
Total common stockholder’s equity	6,451	5,902
Preferred stock	37	37
Total equity	6,488	5,939

Total Liabilities and Equity	$21,099	$19,946

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity

			In Millions
Years Ended December 31	2017	2016	2015

Total Equity at Beginning of Period	$5,939	$5,546	$5,277

Common Stock
At beginning and end of period	841	841	841

Other Paid-in Capital
At beginning of period	3,999	3,724	3,574
Stockholder contribution	450	275	150
At end of period	4,449	3,999	3,724

Accumulated Other Comprehensive Loss
At beginning of period	(3)	(6)	(7)
Retirement benefits liability
At beginning of period	(21)	(19)	(26)
Net gain (loss) arising during the period	(4)	(3)	3
Amortization of net actuarial loss	1	1	4
At end of period	(24)	(21)	(19)
Investments
At beginning of period	18	13	19
Unrealized gain (loss) on investments	3	3	(1)
Reclassification adjustments included in net income	(9)	-	(5)
Other-than-temporary impairment included in net income	-	2	-
At end of period	12	18	13
At end of period	(12)	(3)	(6)

Retained Earnings
At beginning of period	1,065	950	832
Net income	632	616	594
Dividends declared on common stock	(522)	(499)	(474)
Dividends declared on preferred stock	(2)	(2)	(2)
At end of period	1,173	1,065	950

Preferred Stock
At beginning and end of period	37	37	37

Total Equity at End of Period	$6,488	$5,939	$5,546

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

Alternative-Revenue Program: The energy waste reduction incentive mechanism provides a financial incentive if the energy savings of Consumers’ customers exceed annual targets established by the MPSC. The maximum incentive that Consumers may earn under this mechanism is 20 percent of the amount it spends on energy waste reduction programs. Consumers accounts for this program as an alternative-revenue program that meets the criteria for recognizing revenue related to the incentive as soon as energy savings exceed the annual targets established by the MPSC.

Self-Implemented Rates: The 2016 Energy Law, which became effective in April 2017, eliminated utilities’ self-implementation of rates under general rate cases, but provided for more timely processing of general rate cases. Consumers filed an electric rate case in March 2017, prior to the effective date of that law, and as result was allowed to self-implement new energy rates in October 2017, subject to refund with interest and potential penalties. Consumers recognized revenue associated with self-implemented rates, but recorded a provision for revenue subject to refund because it considered it probable that it would be required to refund a portion of its self-implemented rates.

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

Accounts Receivable: Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost, which approximates fair value. CMS Energy and Consumers establish an allowance for uncollectible accounts based on historical losses, management’s assessment of existing economic conditions, customer trends, and other factors. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past-due terms established with customers. CMS Energy and Consumers charge off accounts deemed uncollectible to operating expense. Unbilled receivables, which are recorded as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets, were $481 million at December 31, 2017 and $361 million at December 31, 2016.

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

Property Taxes: Property taxes are based on the taxable value of Consumers’ real and personal property assessed by local taxing authorities. Consumers records property tax expense over the fiscal year of the taxing authority for which the taxes are levied. The deferred property tax balance represents the amount of Consumers’ accrued property tax that will be recognized over future governmental fiscal periods.

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

•                 Note 14, Income Taxes

•                 Note 17, Cash and Cash Equivalents

2:                    NEW ACCOUNTING STANDARDS

Implementation of New Accounting Standards

ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost: This standard was issued to improve the reporting of net benefit cost by employers that offer defined benefit pension plans and other postretirement benefit plans. The required effective date of the standard for CMS Energy and Consumers is January 1, 2018, but early adoption was permitted in the first interim period of 2017. CMS Energy and Consumers elected to adopt the standard as of January 1, 2017. The standard requires employers to report the service cost component of net benefit cost in the same line item on the income statement as other employee compensation costs, while presenting the other cost components separately outside of operating income. This change is to be applied retrospectively to all prior periods presented. Accordingly, for the years ended December 31, 2017, 2016, and 2015, CMS Energy and Consumers have presented the service cost component of their retirement benefits plans in maintenance and other operating expenses on the consolidated statements of income, while presenting the other components in nonoperating retirement benefits, net, under other income (expense). Prior to this standard, CMS Energy and Consumers had presented all of the cost components in maintenance and other operating expenses. Under a practical expedient permitted by the standard, CMS Energy and Consumers used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

In addition, under this standard, only the service cost component is eligible for capitalization as part of the cost of an asset. This change is to be applied prospectively upon adoption. Accordingly, for the year ended December 31, 2017, CMS Energy and Consumers capitalized a portion of the service cost component of their retirement benefits plans to plant, property, and equipment, while recognizing the other components in net income. In prior periods, a portion of all cost components was capitalized. For further details on the net periodic cost of CMS Energy’s and Consumers’ retirement benefits plans, see Note 12, Retirement Benefits. The implementation of this standard did not have a material impact on CMS Energy’s or Consumers’ consolidated net income, cash flows, or financial position.

SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act: The SEC staff issued this guidance to address situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA in the period in which the TCJA was enacted. Under the guidance, registrants can report the effects of the TCJA as provisional amounts based on reasonable estimates in those areas in which the accounting is incomplete. The provisional amounts are subject to adjustment during a measurement period that can extend no longer than one year from the enactment date. For further details on how CMS Energy and Consumers applied this guidance to their consolidated financial statements, see Note 14, Income Taxes.

New Accounting Standards Not Yet Effective

ASU 2014-09, Revenue from Contracts with Customers: This standard provides new guidance for recognizing revenue from contracts with customers. A primary objective of the standard is to provide a single, comprehensive revenue recognition model that will be applied across entities, industries, and capital markets. The new guidance replaces most of the existing revenue recognition requirements in GAAP, although certain guidance specific to rate-regulated utilities has been retained. The standard is effective on January 1, 2018 for CMS Energy and Consumers. Entities have the option to apply the standard retrospectively to all prior periods presented, or to apply it retrospectively only to contracts existing at the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings. CMS Energy and Consumers will apply the standard retrospectively only to contracts existing on the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings.

CMS Energy and Consumers are finalizing their implementation of the standard and they do not expect it to have a material impact on their consolidated net income, cash flows, or financial position. CMS Energy and Consumers will provide additional disclosures about their revenues in accordance with the new standard, but they have not identified any significant changes in their revenue recognition practices that may be required.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities: This standard, effective January 1, 2018 for CMS Energy and Consumers, is intended to improve the accounting for financial instruments. The standard requires investments in equity securities to be measured at fair value, with changes in fair value recognized in net income, except for certain investments such as those that qualify for equity-method accounting. The standard no longer permits unrealized gains and losses for certain equity investments to be recorded in AOCI. There are other targeted changes as well. Entities will apply the standard using a modified retrospective approach, with a cumulative adjustment recorded to beginning retained earnings on the effective date.

During 2017, CMS Energy and Consumers sold the mutual fund investments in the DB SERP and reinvested in U.S. Treasury debt securities. Prior to the sale of the mutual funds, CMS Energy and Consumers recorded unrealized gains and losses on these investments in AOCI, except that unrealized losses determined to be other than temporary were reported in earnings. With the sale of these funds in 2017, CMS Energy does not expect this standard to have a significant impact on its consolidated financial statements. Consumers presently records unrealized gains and losses on its investment in CMS Energy common stock in AOCI. In accordance with the standard, as of January 1, 2018, Consumers will remove the $19 million unrealized gain and the associated deferred taxes on its investment in CMS Energy common stock from AOCI and record the gain in retained earnings. In addition, subsequent to January 1, 2018, Consumers will recognize all unrealized gains and losses on this investment in net income. The changes to the accounting treatment for this investment will be reflected in Consumers’ consolidated financial statements only, with no impact on CMS Energy’s consolidated financial statements. For further details on CMS Energy’s and Consumers’ investments in debt and equity securities, see Note 7, Financial Instruments.

ASU 2016-02, Leases: This standard establishes a new accounting model for leases. The standard will require entities to recognize lease assets and liabilities on the balance sheet for all leases with a term of more than one year, including operating leases, which are not recorded on the balance sheet under existing standards. As a result, CMS Energy and Consumers expect to recognize additional lease assets and liabilities for their operating leases under this standard. The new guidance will also amend the definition of a lease to require that a lessee control the use of a specified asset, and not simply control or take the output of the asset. On the income statement, leases that meet existing capital lease criteria will generally be accounted for under a financing model, while operating leases will generally be accounted for under a straight-line expense model. The standard will be effective on January 1, 2019 for CMS Energy and Consumers, but early adoption is permitted. As part of their adoption of the new standard, CMS Energy and Consumers expect to elect certain practical expedients permitted by the standard, under which they will not be required to perform lease assessments or reassessments for agreements existing on the effective date. CMS Energy and Consumers have decided not to adopt the standard early and are continuing to evaluate the impact of the standard on their consolidated financial statements. See Note 10, Leases and Palisades Financing, for more information on CMS Energy’s and Consumers’ operating lease obligations.

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

Presented in the following table are the regulatory assets and liabilities on Consumers’ consolidated balance sheets:

			In Millions
December 31	End of Recovery or Refund Period	2017	2016
Regulatory assets
Current
Energy waste reduction plan incentive[1]	2018	$18	$17
Other	2018	2	-
Total current regulatory assets		$20	$17
Non-current
Postretirement benefits[2]	various	$1,028	$1,373
Securitized costs[3]	2029	298	323
ARO[4]	various	161	166
MGP sites[4]	various	142	139
Unamortized loss on reacquired debt[4]	various	53	54
Energy waste reduction plan[4]	various	39	1
Energy waste reduction plan incentive[1]	2019	31	18
Gas storage inventory adjustments[4]	various	10	14
Other	various	2	3
Total non-current regulatory assets		$1,764	$2,091
Total regulatory assets		$1,784	$2,108
Regulatory liabilities
Current
Income taxes, net	2018	$52	$64
Other	2018	28	31
Total current regulatory liabilities		$80	$95
Non-current
Cost of removal	various	$1,844	$1,809
Income taxes, net	various	1,564	7
Postretirement benefits	various	135	-
Renewable energy plan	2028	56	83
Renewable energy grant	2043	56	58
ARO	various	50	62
Energy waste reduction plan	various	-	11
Other	various	10	11
Total non-current regulatory liabilities		$3,715	$2,041
Total regulatory liabilities		$3,795	$2,136

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

Regulatory Assets

Energy Waste Reduction Plan Incentive: In September 2017, the MPSC approved a settlement agreement authorizing Consumers to collect $18 million during 2018 as an incentive for exceeding its statutory savings targets in 2016. Consumers recognized incentive revenue under this program of $18 million in 2016.

Consumers also exceeded its statutory savings targets in 2017, achieved certain other goals, and will request the MPSC’s approval to collect $31 million, the maximum performance incentive, in the energy waste reduction reconciliation to be filed in 2018. Consumers recognized incentive revenue under this program of $31 million in 2017.

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

Securitized Costs: In 2013, the MPSC issued a securitization financing order authorizing Consumers to issue securitization bonds in order to finance the recovery of the remaining book value of seven smaller coal-fueled electric generating units that Consumers retired in April 2016 and three smaller natural gas-fueled electric generating units that Consumers retired in 2015. Upon receipt of the MPSC’s order, Consumers removed the book value of the ten units from plant, property, and equipment and recorded this amount as a regulatory asset. Consumers is amortizing the regulatory asset over the life of the related securitization bonds, which it issued through a subsidiary in 2014. For additional details regarding the securitization bonds, see Note 5, Financings and Capitalization.

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

Energy Waste Reduction Plan: The MPSC allows Consumers to collect surcharges from customers to fund its energy waste reduction plan. The amount of spending incurred in excess of surcharges collected is recorded as a regulatory asset and amortized as surcharges are collected from customers over the plan period. The amount of surcharges collected in excess of spending incurred is recorded as a regulatory liability and amortized as costs are incurred.

Gas Storage Inventory Adjustments: Consumers incurs inventory expenses related to the loss of gas from its natural gas storage fields. The MPSC allows Consumers to recover these costs from its natural gas customers over a five-year period.

Regulatory Liabilities

Income Taxes, Net: Consumers records regulatory assets and liabilities to reflect the difference between deferred income taxes recognized for financial reporting purposes and amounts previously reflected in Consumers’ rates. This net balance will decrease over the remaining life of the related temporary differences and flow through current income tax benefit.

At December 31, 2017, Consumers measured its deferred tax assets and liabilities using the 21 percent federal tax rate enacted in the TCJA. Due to the lower corporate tax rate, Consumers reduced its net deferred tax liabilities associated with its utility book-tax temporary differences by $1.6 billion and recorded an offsetting regulatory liability. For additional details on the TCJA, see Note 14, Income Taxes.

Cost of Removal: The MPSC allows Consumers to collect amounts from customers to fund future asset removal activities. This regulatory liability is reduced as costs of removal are incurred. The refund period of this regulatory liability approximates the useful life of the assets to be removed.

Renewable Energy Plan: Consumers has collected surcharges to fund its renewable energy plan. Amounts not yet spent under the plan are recorded as a regulatory liability, which is amortized as incremental costs are incurred to operate and depreciate Consumers’ renewable generation facilities and to purchase RECs under renewable energy purchase agreements. Incremental costs represent costs incurred in excess of amounts recovered through the PSCR process.

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

Consumers Electric Utility

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

In May 2017, Consumers filed a reconciliation of total revenues collected during self-implementation to those that would have been collected under final rates. In October 2017, the MPSC approved a settlement agreement that resulted in a $17 million refund to customers during December 2017. Consumers had recorded this amount as a reserve for customer refunds at December 31, 2016.

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

In October 2017, Consumers self-implemented an annual rate increase of $130 million, subject to refund with interest and potential penalties. Consumers had collected $32 million under these self-implemented rates at December 31, 2017. In January 2018, an administrative law judge issued a proposal for decision with a recommended annual rate increase of $30 million. Consumers has estimated and recorded a reserve for customer refunds at December 31, 2017 that it believes is adequate. A final order is expected by the end of March 2018.

FERC Transmission Order: In September 2016, FERC issued an order reducing the rate of return on equity earned by transmission owners operating within MISO to a base of 10.32 percent from 12.38 percent. FERC ordered MISO and transmission owners to provide refunds, with interest, to transmission customers such as Consumers for the period from November 2013 through February 2015. In February 2017, as a result of this order, Consumers received from MISO a credit of $28 million, which it returned to its electric customers through the PSCR ratemaking process. The FERC order is subject to further legal proceedings and Consumers’ MISO credit may be adjusted accordingly.

Sale of Coal-Fueled Generating Units: In October 2017, Consumers completed the sale of its retired B.C. Cobb and J.R. Whiting coal-fueled electric generating units to Forsite. Under the terms of the agreement, which the MPSC approved in September 2017, Consumers transferred the generating units and associated land to Forsite and agreed to pay Forsite $63 million to decommission the units and perform cleanup activities at the sites. Consumers securitized the generating units in 2014; thus, the carrying value of the assets was zero. Upon the closing of the sale, Consumers recorded a liability of $63 million with an offsetting reduction to its cost of removal regulatory liability. Additionally, Consumers removed from its consolidated balance sheets a $16 million ARO related to asbestos removal and the offsetting $16 million ARO regulatory asset.

Consumers Gas Utility

Gas Rate Case: In August 2016, Consumers filed an application with the MPSC seeking an annual rate increase of $90 million, based on a 10.6 percent authorized return on equity. Consumers later reduced its requested annual rate increase to $80 million. In January 2017, Consumers self-implemented an annual rate increase of $20 million.

The MPSC issued an order in July 2017, authorizing an annual rate increase of $29 million, based on a 10.1 percent authorized return on equity, beginning in August 2017. The MPSC also approved an investment recovery mechanism that will provide for additional annual rate increases of $18 million beginning in 2018 and another $18 million beginning in 2019 for incremental investments that Consumers plans to make in those years, subject to reconciliation. The investment recovery surcharge will remain in effect until rates are reset in a subsequent general rate case.

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

Presented in the following table are the liabilities for PSCR and GCR overrecoveries reflected on Consumers’ consolidated balance sheets:

		In Millions
December 31	2017	2016
Liabilities
PSCR overrecoveries	$27	$8
GCR overrecoveries	6	13
Accrued rate refunds	$33	$21

PSCR Plans and Reconciliations: In March 2016, Consumers filed its 2015 PSCR reconciliation, requesting full recovery of $1.9 billion of power costs and authorization to reflect in its 2016 PSCR plan the overrecovery of $6 million. Subsequently, Consumers revised its filing to reflect an overrecovery of $12 million. In February 2018, the MPSC issued an order approving recovery of $1.9 billion of power costs and directing Consumers to reflect in its 2016 PSCR plan an overrecovery of $21 million. At December 31, 2017, Consumers had a recorded reserve for the PSCR overrecovery that it considers adequate.

In March 2017, Consumers filed its 2016 PSCR reconciliation, requesting full recovery of $1.9 billion of power costs and authorization to reflect in its 2017 PSCR plan the underrecovery of $9 million.

In February 2018, the MPSC issued an order in Consumers’ 2017 PSCR plan, revising the 2017 PSCR factor that Consumers self-implemented beginning in January 2017.

GCR Plans and Reconciliations: In March 2017, the MPSC issued an order in Consumers’ 2015-2016 GCR reconciliation, approving full recovery of $0.5 billion of gas costs and authorizing Consumers to reflect in its 2016-2017 GCR plan the overrecovery of $2 million.

In June 2017, Consumers filed its 2016-2017 GCR reconciliation, requesting full recovery of $0.5 billion of gas costs and authorization to reflect in its 2017-2018 GCR plan the overrecovery of $2 million.

In July 2017, the MPSC issued an order in Consumers’ 2017-2018 GCR plan, authorizing the 2017-2018 GCR factor that Consumers self-implemented beginning in April 2017.

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

CMS Energy Contingencies

Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, were named as defendants in four class action lawsuits and one individual lawsuit arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations include price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Kansas, Missouri, and Wisconsin. In December 2016, CMS Energy entities reached a settlement with the plaintiffs in the Kansas and Missouri class action cases for an amount that was not material to CMS Energy. In August 2017, the federal district court approved the settlement. The following provides more detail on the remaining cases in which CMS Energy or its affiliates were named as parties:

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

After removal to federal court, the cases described above were transferred to a single federal district court pursuant to the multidistrict litigation process. In 2010 and 2011, all claims against CMS Energy defendants were dismissed by the district court based on FERC preemption.

In 2013, the U.S. Court of Appeals for the Ninth Circuit reversed the district court decision. The appellate court found that FERC preemption does not apply under the facts of these cases. The appellate court affirmed the district court’s denial of leave to amend to add federal antitrust claims. The matter was appealed to the U.S. Supreme Court, which in 2015 upheld the Ninth Circuit’s decision. The cases were remanded back to the federal district court. In May 2016, the federal district court granted the defendants’ motion for summary judgment in the individual lawsuit filed in Kansas based on a release in a prior settlement involving similar allegations. The order of summary judgment has been appealed.

In March 2017, the federal district court denied plaintiffs’ motion for class certification in the two pending class action cases. The plaintiffs appealed that decision to the U.S. Court of Appeals for the Ninth Circuit, which has accepted the matter for hearing. In June 2017, an unaffiliated company that is also a defendant in these cases filed for bankruptcy, which could increase the risk of loss to CMS Energy.

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

Various claims have been brought against CMS Land or its affiliates, including CMS Energy, alleging environmental damage to property, loss of property value, insufficient disclosure of environmental matters, breach of agreement relating to access, or other matters. CMS Land and other parties have received a demand for payment from the EPA in the amount of $8 million, plus interest and costs. The EPA is seeking recovery under CERCLA of response costs allegedly incurred at Bay Harbor. These costs exceed what was agreed to in a 2005 order between CMS Land and the EPA, and CMS Land has communicated to the EPA that it does not believe that this is a valid claim. The EPA has filed a lawsuit to collect these costs.

At December 31, 2017, CMS Energy had a recorded liability of $48 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $61 million. CMS Energy expects to pay the following amounts for long-term liquid disposal and operating and maintenance costs in each of the next five years:

				In Millions
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

Equatorial Guinea Tax Claim: In 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea. The government of Equatorial Guinea claims that, in connection with the sale, CMS Energy owes $152 million in taxes, plus substantial penalties and interest that could be up to the amount of the taxes claimed. In 2015, the matter was proceeding to formal arbitration; however, since then, the government of Equatorial Guinea has stopped communicating. CMS Energy has concluded that the government’s tax claim is without merit and will continue to contest the claim, but cannot predict the financial impact or outcome of the matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.

Consumers Electric Utility Contingencies

Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At December 31, 2017, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.

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

Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At December 31, 2017, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.

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

MCV PPA: In December 2017, the MCV Partnership initiated arbitration against Consumers, asserting a breach of contract associated with the MCV PPA. Under this PPA, Consumers pays the MCV Partnership a fixed energy charge based on Consumers’ annual average baseload coal generating plant operating and maintenance cost, fuel inventory, and administrative and general expenses. The MCV Partnership asserts that Consumers should have installed pollution control equipment on coal-fueled electric generating units years before they were retired. The MCV Partnership also asserts that Consumers should have installed pollution control equipment earlier on its remaining coal-fueled electric generating units. The assertion claims that these changes would have increased Consumers’ costs to operate and maintain the facilities and, thereby, the fixed energy charge paid to the MCV Partnership. Additionally, the MCV Partnership claims that Consumers improperly characterized certain costs included in the calculation of the fixed energy charge.

The claim estimates damages and interest in excess of $270 million, the majority of which is related to the claim on the installation of pollution control equipment. Consumers believes that the MCV Partnership’s claim is without merit, but cannot predict the financial impact or outcome of the matter.

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

At December 31, 2017, Consumers had a recorded liability of $88 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $96 million. Consumers expects to pay the following amounts for remediation and other response activity costs in each of the next five years:

				In Millions
	2018	2019	2020	2021	2022
Consumers
Remediation and other response activity costs	$17	$18	$10	$18	$7

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At December 31, 2017, Consumers had a regulatory asset of $142 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At December 31, 2017, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.

Guarantees

Presented in the following table are CMS Energy’s and Consumers’ guarantees at December 31, 2017:

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

Contractual Commitments

Purchase Obligations: Purchase obligations arise from long-term contracts for the purchase of commodities and related services, and construction and service agreements. The commodities and related services include long-term PPAs, natural gas and associated transportation, and coal and associated transportation. Related-party PPAs are between Consumers and certain affiliates of CMS Enterprises. Presented in the following table are CMS Energy’s and Consumers’ contractual purchase obligations at December 31, 2017 for each of the periods shown:

						In Millions
	Payments Due
	Total	2018	2019	2020	2021	2022	Beyond 2022
CMS Energy, including Consumers
Total PPAs	$9,159	$1,042	$1,048	$1,064	$1,063	$795	$4,147
Other	2,026	891	541	186	61	56	291
Consumers
PPAs
MCV PPA	$2,621	$350	$348	$346	$335	$339	$903
Palisades PPA	1,647	367	378	388	400	114	-
Related-party PPAs	1,546	87	87	94	96	100	1,082
Other PPAs	3,345	238	235	236	232	242	2,162
Total PPAs	$9,159	$1,042	$1,048	$1,064	$1,063	$795	$4,147
Other	1,787	859	511	156	48	44	169

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

•                 a $5 million annual contribution by the MCV Partnership to a renewable resources program

•                 an option for Consumers to extend the MCV PPA for five years or purchase the MCV Facility at the conclusion of the MCV PPA’s term in March 2025

Capacity and energy charges under the MCV PPA were $321 million in 2017, $305 million in 2016, and $282 million in 2015.

Palisades PPA: Consumers has a PPA expiring in 2022 with Entergy to purchase virtually all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. For all delivered energy, the Palisades PPA has escalating capacity and variable energy charges. Total capacity and energy charges under the Palisades PPA were $366 million in 2017, $363 million in 2016, and $352 million in 2015. For further details about Palisades, see Note 10, Leases and Palisades Financing.

Other PPAs: Consumers has PPAs expiring through 2036 with various counterparties. The majority of the PPAs have capacity and energy charges for delivered energy. Capacity and energy charges under these PPAs were $349 million in 2017, $348 million in 2016, and $347 million in 2015.

5:                    FINANCINGS AND CAPITALIZATION

Presented in the following table is CMS Energy’s long-term debt at December 31:

					In Millions
	Interest Rate (%)		Maturity	2017	2016
CMS Energy, including Consumers
CMS Energy, parent only
Senior notes	8.750		2019	$100	$300
	6.250		2020	300	300
	5.050		2022	300	300
	3.875		2024	250	250
	3.600		2025	250	250
	3.000		2026	300	300
	2.950		2027	275	275
	3.450		2027	350	-
	4.700		2043	250	250
	4.875		2044	300	300
Total senior notes				$2,675	$2,525
Term loan facility	variable	[1]	2019	180	180
Term loan facility	variable	[2]	2018	225	-
EnerBank
Certificates of deposit	1.76	[3]	2018-2026	1,245	1,198
Consumers				5,940	5,661
Total principal amount outstanding				$10,265	$9,564
Current amounts				(1,081)	(864)
Net unamortized discounts				(14)	(15)
Unamortized issuance costs				(47)	(45)
Total long-term debt				$9,123	$8,640

1              Outstanding borrowings bear interest at an annual interest rate of LIBOR plus 0.80 percent (2.37 percent at December 31, 2017).

2              Outstanding borrowings bear interest at an annual interest rate of LIBOR plus 0.68 percent (2.28 percent at December 31, 2017).

3              The weighted-average interest rate for EnerBank’s certificates of deposit was 1.76 percent at December 31, 2017 and 1.51 percent at December 31, 2016. EnerBank’s primary deposit product consists of brokered certificates of deposit with varying maturities and having a face value of $1,000.

Presented in the following table is Consumers’ long-term debt at December 31:

						In Millions
	Interest Rate (%)		Maturity		2017	2016
Consumers
First mortgage bonds[1]	5.150		2017		$-	$250
	3.210		2017		-	100
	5.650		2018		250	250
	6.125		2019		350	350
	6.700		2019		500	500
	5.650		2020		300	300
	3.770		2020		100	100
	5.300		2022		250	250
	2.850		2022		375	375
	3.375		2023		325	325
	3.190		2024		52	52
	3.125		2024		250	250
	3.390		2027		35	35
	3.180		2032		100	-
	5.800		2035		175	175
	3.520		2037		335	-
	6.170		2040		50	50
	4.970		2040		50	50
	4.310		2042		263	263
	3.950		2043		425	425
	4.100		2045		250	250
	3.250		2046		450	450
	3.950		2047		350	-
	3.860		2052		50	-
	4.350		2064		250	250
Total first mortgage bonds					$5,535	$5,050
Securitization bonds	2.913	[2]	2020-2029	[3]	302	328
Senior notes	6.875		2018		-	180
Tax-exempt pollution control revenue bonds	various		2018-2035		103	103
Total principal amount outstanding					$5,940	$5,661
Current amounts					(343)	(375)
Net unamortized discounts					(8)	(8)
Unamortized issuance costs					(28)	(25)
Total long-term debt					$5,561	$5,253

1              The weighted-average interest rate for Consumers’ first mortgage bonds was 4.44 percent at December 31, 2017 and 4.57 percent at December 31, 2016.

2              The weighted-average interest rate for Consumers’ securitization bonds issued through its subsidiary Consumers 2014 Securitization Funding was 2.91 percent at December 31, 2017 and 2.79 percent at December 31, 2016.

3              Principal and interest payments are made semiannually.

Financings: Presented in the following table is a summary of major long-term debt transactions during the year ended December 31, 2017:

	Principal		Issue/Retirement
	(In Millions)	Interest Rate	Date	Maturity Date
Debt issuances
CMS Energy, parent only
Senior notes	$350	3.450%	February 2017	August 2027
Term loan facility[1]	225	variable	December 2017	December 2018
Total CMS Energy, parent only	$575
Consumers
First mortgage bonds	$350	3.950%	February 2017	July 2047
First mortgage bonds	40	3.180	September 2017	September 2032
First mortgage bonds	125	3.520	September 2017	September 2037
First mortgage bonds	20	3.860	September 2017	September 2052
First mortgage bonds	60	3.180	November 2017	November 2032
First mortgage bonds	210	3.520	November 2017	November 2037
First mortgage bonds	30	3.860	November 2017	November 2052
Total Consumers	$835
Total CMS Energy	$1,410
Debt retirements
CMS Energy, parent only
Senior notes[2]	$200	8.750%	December 2017	June 2019
Total CMS Energy, parent only	$200
Consumers
First mortgage bonds	$250	5.150%	February 2017	February 2017
Senior notes	180	6.875	September 2017	March 2018
First mortgage bonds	100	3.210	October 2017	October 2017
Total Consumers	$530
Total CMS Energy	$730

1              Outstanding borrowings bear interest at an annual interest rate of LIBOR plus 0.68 percent (2.28 percent at December 31, 2017). CMS Energy used these proceeds to retire $200 million of the 8.75 percent senior notes due June 2019.

2              CMS Energy retired this debt at a premium and recorded a loss on extinguishment of $18 million in other expense on its consolidated statements of income.

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

Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Its current authorization terminates on June 30, 2019. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements.

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

Debt Maturities: At December 31, 2017, the aggregate annual contractual maturities for long-term debt for the next five years were:

					In Millions
	2018	2019	2020	2021	2022
CMS Energy, including Consumers
Long-term debt	$1,081	$1,428	$905	$178	$1,039
Consumers
Long-term debt	$343	$876	$426	$27	$653

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at December 31, 2017:

				In Millions
	Amount of	Amount	Letters of Credit	Amount
Expiration Date	Facility	Borrowed	Outstanding	Available
CMS Energy, parent only
May 27, 2022[1,2]	$550	$-	$6	$544
Consumers[3]
May 27, 2022[2]	$650	$-	$7	$643
November 23, 2019[4]	250	-	20	230
September 9, 2019[5]	30	-	30	-

1              During the year ended December 31, 2017, CMS Energy’s average borrowings totaled $21 million with a weighted-average interest rate of 2.02 percent. Obligations under this facility are secured by Consumers common stock.

2              In May 2017, the expiration date of this revolving credit agreement was extended from May 2021 to May 2022.

3              Obligations under these facilities are secured by first mortgage bonds of Consumers.

4              In November 2017, the expiration date of this revolving credit agreement was extended from November 2018 to November 2019.

5              In June 2017, the expiration date of this letter of credit reimbursement agreement was extended from May 2018 to September 2019.

Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At December 31, 2017, $170 million of commercial paper notes with a weighted-average annual interest rate of 1.69 percent were outstanding under this program and were recorded as current notes payable on the consolidated balance sheets of CMS Energy and Consumers.

Dividend Restrictions: At December 31, 2017, payment of dividends by CMS Energy on its common stock was limited to $4.4 billion under provisions of the Michigan Business Corporation Act of 1972.

Under the provisions of its articles of incorporation, at December 31, 2017, Consumers had $1.1 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.

For the year ended December 31, 2017, Consumers paid $522 million in dividends on its common stock to CMS Energy.

Capitalization: The authorized capital stock of CMS Energy consists of:

•                 350 million shares of CMS Energy Common Stock, par value $0.01 per share

•                 10 million shares of CMS Energy Preferred Stock, par value $0.01 per share

Issuance of Common Stock: In March 2017, CMS Energy entered into an updated continuous equity offering program permitting it to sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million. In 2017, CMS Energy issued 1,494,371 shares of common stock under this program at an average price of $47.31, resulting in net proceeds of $70 million.

Preferred Stock of Subsidiary: Presented in the following table are details about Consumers’ preferred stock outstanding, which is traded on the New York Stock Exchange under the symbol CMS-PB:

		Optional	Number of	Balance
		Redemption	Shares	Outstanding
	Series	Price	Outstanding	(In Millions)
December 31				2017	2016
Cumulative, $100 par value, authorized 7,500,000 shares, with no mandatory redemption	$4.50	$110.00	373,148	$37	$37

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

				In Millions
	CMS Energy, including Consumers		Consumers
December 31	2017	2016	2017	2016
Assets[1]
Cash equivalents	$74	$44	$-	$-
Restricted cash equivalents	17	19	17	19
CMS Energy common stock	-	-	21	33
Nonqualified deferred compensation plan assets	14	12	10	8
DB SERP
Cash equivalents	5	3	4	2
Debt securities	141	-	102	-
Mutual funds	-	141	-	102
Derivative instruments
Commodity contracts	1	1	1	1
Total	$252	$220	$155	$165
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$14	$12	$10	$8
Derivative instruments
Commodity contracts	1	-	-	-
Total	$15	$12	$10	$8

1              All assets and liabilities were classified as Level 1 with the exception of commodity contracts, which were classified as Level 3.

Cash Equivalents: Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity. Short-term debt instruments classified as cash equivalents on the consolidated balance sheets are not included since they are recorded at amortized cost.

Nonqualified Deferred Compensation Plan Assets and Liabilities: The nonqualified deferred compensation plan assets consist of mutual funds, which are valued using the daily quoted net asset values. CMS Energy and Consumers value their nonqualified deferred compensation plan liabilities based on the fair values of the plan assets, as they reflect the amount owed to the plan participants in accordance with their investment elections. CMS Energy and Consumers report the assets in other non-current assets and the liabilities in other non-current liabilities on their consolidated balance sheets.

DB SERP Assets: The DB SERP cash equivalents consist of a money market fund with daily liquidity. During 2017, CMS Energy and Consumers sold the mutual fund securities and used the proceeds to purchase U.S. Treasury debt securities. CMS Energy and Consumers value the U.S. Treasury debt securities at their daily quoted market prices. Prior to the sale, the DB SERP mutual funds held primarily fixed-income instruments of varying maturities. CMS Energy and Consumers report their DB SERP assets in other non-current assets on their consolidated balance sheets. For additional details about DB SERP securities, see Note 7, Financial Instruments.

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

The majority of derivatives classified as Level 3 are FTRs held by Consumers. Due to the lack of quoted pricing information, Consumers determines the fair value of its FTRs based on Consumers’ average historical settlements. There was no significant activity within the Level 3 category of financial assets and liabilities during the years presented.

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

In Millions
	December 31, 2017					December 31, 2016
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$21	$21	$-	$-	$21	$22	$22	$-	$-	$22
Notes receivable[2]	1,371	1,464	-	-	1,464	1,326	1,415	-	-	1,415
Securities held to maturity	16	16	-	16	-	13	13	-	13	-
Liabilities
Long-term debt[3]	10,204	10,715	-	9,363	1,352	9,504	9,953	-	8,990	963
Long-term payables[4]	27	26	-	-	26	17	17	-	-	17
Consumers
Assets
Long-term receivables[1]	$21	$21	$-	$-	$21	$22	$22	$-	$-	$22
Notes receivable[5]	17	17	-	-	17	45	45	-	-	45
Liabilities
Long-term debt[6]	5,904	6,236	-	4,883	1,353	5,628	5,903	-	4,940	963

1              Includes current accounts receivable of $14 million at December 31, 2017 and $12 million at December 31, 2016.

2              Includes current portion of notes receivable of $200 million at December 31, 2017 and $219 million at December 31, 2016.

3              Includes current portion of long-term debt of $1.1 billion at December 31, 2017 and $864 million at December 31, 2016.

4              Includes current portion of long-term payables of $3 million at December 31, 2017 and $1 million at December 31, 2016.

5              Includes current portion of notes receivable of $17 million at December 31, 2017 and $29 million at December 31, 2016.

6              Includes current portion of long-term debt of $343 million at December 31, 2017 and $375 million at December 31, 2016.

At CMS Energy, notes receivable consisted primarily of EnerBank’s fixed-rate installment loans. EnerBank estimated the fair value of these loans using a discounted cash flows technique that incorporates market interest rates as well as assumptions about the remaining life of the loans and credit risk.

CMS Energy and Consumers estimated the fair value of their long-term debt using quoted prices from market trades of the debt, if available. In the absence of quoted prices, CMS Energy and Consumers calculated market yields and prices for the debt using a matrix method incorporating market data for similarly rated debt. Depending on the information available, other valuation techniques and models may be used that rely on assumptions that cannot be observed or confirmed through market transactions.

The effects of third-party credit enhancements were excluded from the fair value measurements of long-term debt. At December 31, 2017 and 2016, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

						In Millions
	December 31, 2017				December 31, 2016
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Debt securities	$141	$-	-	$141	$-	$-	$-	$-
Mutual funds	-	-	-	-	141	-	-	141
Held to maturity
Debt securities	16	-	-	16	13	-	-	13
Consumers
Available for sale
DB SERP
Debt securities	$102	$-	$-	$102	$-	$-	$-	$-
Mutual funds	-	-	-	-	102	-	-	102
CMS Energy common stock	2	19	-	21	4	29	-	33

The DB SERP debt securities classified as available for sale at December 31, 2017 were U.S. Treasury debt securities with maturities ranging from one to ten years. The DB SERP mutual funds classified as available for sale at December 31, 2016 held primarily fixed-income instruments of varying maturities. Debt securities classified as held to maturity consisted primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.

Presented in the following table is a summary of the sales activity for CMS Energy’s and Consumers’ investment securities:

			In Millions
Years Ended December 31	2017	2016	2015
CMS Energy, including Consumers
Proceeds from sales of investment securities	$145	$6	$3
Consumers
Proceeds from sales of investment securities	$105	$4	$2

The sales proceeds for all periods represent sales of investments that were held within the DB SERP and classified as available for sale. During 2017, CMS Energy and Consumers sold the mutual fund securities and used the proceeds to purchase U.S. Treasury debt securities. CMS Energy reclassified gains of $2 million ($1 million, net of tax) from AOCI and included this amount in other income on the consolidated statements of income. This amount included Consumers’ gains of $2 million ($1 million, net of tax). During 2016 and 2015, realized gains and losses on the sales were immaterial for CMS Energy and Consumers.

Consumers recognized a gain of $14 million in 2017 and $9 million in 2015 from transferring shares of CMS Energy common stock to its related charitable foundation. The gains reflected the excess of fair value over cost of the stock donated and were recorded in other income on Consumers’ consolidated statements of income. The gains were eliminated on CMS Energy’s consolidated statements of income. Consumers did not transfer shares in 2016.

8:                    NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

		In Millions
December 31	2017	2016
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$178	$151
EnerBank notes receivable held for sale	2	39
Michigan tax settlement	20	29
Non-current
EnerBank notes receivable	1,171	1,088
Michigan tax settlement	-	19
Total notes receivable	$1,371	$1,326
Consumers
Current
Michigan tax settlement	$17	$29
Non-current
Michigan tax settlement	-	16
Total notes receivable	$17	$45

EnerBank notes receivable are unsecured consumer installment loans for financing home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses. During 2017, EnerBank completed sales of notes receivable, receiving proceeds of $52 million and recording immaterial gains.

Unearned income associated with loan fees was $84 million at December 31, 2017 and 2016. Unearned income associated with loan fees for notes receivable held for sale was $8 million at December 31, 2016.

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

Presented in the following table are the changes in the allowance for loan losses:

		In Millions
Years Ended December 31	2017	2016
Balance at beginning of period	$16	$9
Charge-offs	(19)	(14)
Recoveries	3	2
Provision for loan losses	20	19
Balance at end of period	$20	$16

Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent consumer loans was $14 million at December 31, 2017 and $11 million at December 31, 2016.

At December 31, 2017 and 2016, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

9:                    PLANT, PROPERTY, AND EQUIPMENT

Presented in the following table are details of CMS Energy’s and Consumers’ plant, property, and equipment:

					In Millions
December 31	Estimated Depreciable Life in Years			2017	2016
CMS Energy, including Consumers
Plant, property, and equipment, gross
Consumers	3	-	125	$22,318	$20,838
Enterprises
Independent power production	3	-	35	163	141
Other	3	-	5	4	16
Other	1	-	7	21	15
Plant, property, and equipment, gross				$22,506	$21,010
Construction work in progress				765	761
Accumulated depreciation and amortization				(6,510)	(6,056)
Total plant, property, and equipment[1]				$16,761	$15,715
Consumers
Plant, property, and equipment, gross
Electric
Generation	22	-	125	$6,025	$5,900
Distribution	20	-	75	7,603	7,149
Transmission	46	-	75	66	59
Other	5	-	50	1,229	1,137
Assets under capital leases and financing obligation[2]				298	295
Gas
Distribution	20	-	85	4,182	3,806
Transmission	17	-	75	1,278	1,124
Underground storage facilities[3]	27	-	75	842	630
Other	5	-	50	764	708
Capital leases[2]				14	15
Other non-utility property	3	-	51	17	15
Plant, property, and equipment, gross				$22,318	$20,838
Construction work in progress				753	759
Accumulated depreciation and amortization				(6,441)	(5,994)
Total plant, property, and equipment[1]				$16,630	$15,603

1              For the year ended December 31, 2017, Consumers’ plant additions were $1.7 billion and plant retirements were $214 million. For the year ended December 31, 2016, Consumers’ plant additions were $2.3 billion and plant retirements were $285 million.

2              For information regarding the amortization terms of Consumers’ assets under capital leases and financing obligation, see Note 10, Leases and Palisades Financing.

3              Underground storage includes base natural gas of $26 million at December 31, 2017 and 2016. Base natural gas is not subject to depreciation.

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

AFUDC: Consumers capitalizes AFUDC on regulated major construction projects, except pollution control facilities on its fossil-fuel-fired power plants. AFUDC represents the estimated cost of debt and authorized return-on-equity funds used to finance construction additions. Consumers records the offsetting credit as a reduction of interest for the amount representing the borrowed funds component and as other income for the equity funds component on the consolidated statements of income. When construction is completed and the property is placed in service, Consumers depreciates and recovers the capitalized AFUDC from customers over the life of the related asset. Presented in the following table are Consumers’ average AFUDC capitalization rates:

Years Ended December 31	2017	2016	2015
Electric	6.8%	7.3%	7.6%
Gas	6.0%	6.2%	6.2%

Assets Under Capital Leases and Financing Obligation: Presented in the following table are further details about changes in Consumers’ assets under capital leases and financing obligation:

		In Millions
Years Ended December 31	2017	2016
Consumers
Balance at beginning of period	$310	$300
Additions	3	13
Net retirements and other adjustments	(1)	(3)
Balance at end of period	$312	$310

Assets under capital leases and financing obligation are presented as gross amounts. Accumulated amortization of assets under capital leases and financing obligation was $193 million at December 31, 2017 and $172 million at December 31, 2016 for Consumers.

Depreciation and Amortization: Presented in the following table are further details about CMS Energy’s and Consumers’ accumulated depreciation and amortization:

		In Millions
December 31	2017	2016
CMS Energy, including Consumers
Utility plant assets	$6,439	$5,993
Non-utility plant assets	71	63
Consumers
Utility plant assets	$6,439	$5,993
Non-utility plant assets	2	1

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

Years Ended December 31	2017	2016	2015
Electric utility property	3.9%	3.9%	3.5%
Gas utility property	2.9	2.9	2.8
Other property	10.0	9.8	8.7

CMS Energy and Consumers record property repairs and minor property replacement as maintenance expense. CMS Energy and Consumers record planned major maintenance activities as operating expense unless the cost represents the acquisition of additional long-lived assets or the replacement of an existing long-lived asset.

Presented in the following table are the components of CMS Energy’s and Consumers’ depreciation and amortization expense:

			In Millions
Years Ended December 31	2017	2016	2015
CMS Energy, including Consumers
Depreciation expense – plant, property, and equipment	$739	$687	$591
Amortization expense
Software	114	96	70
Other intangible assets	3	3	4
Securitized regulatory assets	25	25	83
Other regulatory assets	-	-	2
Total depreciation and amortization expense	$881	$811	$750
Consumers
Depreciation expense – plant, property, and equipment	$732	$680	$586
Amortization expense
Software	112	95	69
Other intangible assets	3	3	4
Securitized regulatory assets	25	25	83
Other regulatory assets	-	-	2
Total depreciation and amortization expense	$872	$803	$744

Presented in the following table is CMS Energy’s and Consumers’ estimated amortization expense on intangible assets for each of the next five years:

					In Millions
	2018	2019	2020	2021	2022
CMS Energy, including Consumers
Intangible asset amortization expense	$131	$139	$135	$124	$109
Consumers
Intangible assets amortization expense	$129	$137	$133	$123	$108

Intangible Assets: Included in net plant, property, and equipment are intangible assets. Presented in the following table are details about CMS Energy’s and Consumers’ intangible assets:

								In Millions
					December 31, 2017		December 31, 2016
Description	Amortization Life in Years				Gross Cost[1]	Accumulated Amortization	Gross Cost[1]	Accumulated Amortization
CMS Energy, including Consumers
Software development	1	-	15		$950	$481	$853	$367
Rights of way	50	-	85		162	50	155	48
Franchises and consents	5	-	30		14	8	15	8
Leasehold improvements	various			[2]	9	7	7	6
Other intangibles	various				23	15	22	15
Total					$1,158	$561	$1,052	$444
Consumers
Software development	3	-	15		$937	$475	$845	$363
Rights of way	50	-	85		162	50	155	48
Franchises and consents	5	-	30		14	8	15	8
Leasehold improvements	various			[2]	9	7	7	6
Other intangibles	various				21	15	21	15
Total					$1,143	$555	$1,043	$440

1              For the year ended December 31, 2017, Consumers’ intangible asset additions were $100 million and there were no retirements. For the year ended December 31, 2016, Consumers’ intangible asset additions were $141 million and intangible asset retirements were $23 million.

2              Leasehold improvements are amortized over the life of the lease, which may change whenever the lease is renewed or extended.

Jointly Owned Regulated Utility Facilities

Presented in the following table are Consumers’ investments in jointly owned regulated utility facilities at December 31, 2017:

	In Millions, Except Ownership Share
	J.H. Campbell Unit 3	Ludington	Other
Ownership share	93.3%	51.0%	various
Utility plant in service	$1,655	$354	$217
Accumulated depreciation	(592)	(151)	(69)
Construction work in progress	30	142	6
Net investment	$1,093	$345	$154

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

Operating leases for coal-carrying railcars have original lease terms ranging from two to 15 years, expiring without extension provisions over the next six years and with extension provisions over the next nine years. These leases contain fair market value extension and buyout provisions. Capital leases for Consumers’ vehicle fleet operations have a maximum term of 120 months with some having end-of-lease rental adjustment clauses based on the proceeds received from the sale or disposition of the vehicles, and others having fair market value purchase options.

Consumers has capital leases for gas transportation pipelines to the D.E. Karn generating complex and Zeeland. The capital lease for the gas transportation pipeline into the D.E. Karn generating complex has a term of 15 years with a provision to extend the contract from month to month. The remaining term of the contract was four years at December 31, 2017. The capital lease for the gas transportation pipeline to Zeeland was extended in 2017 for five years pursuant to a renewal provision in the contract, with additional renewal provisions of five to ten years. The remaining terms of Consumers’ long-term PPAs accounted for as leases range between one and 15 years. Most of these PPAs contain provisions at the end of the initial contract terms to renew the agreements annually.

Presented in the following table are Consumers’ minimum lease expense and contingent rental expense. For each of the years ended December 31, 2017, 2016, and 2015, all of CMS Energy’s minimum lease expense and contingent rental expense were attributable to Consumers.

			In Millions
Years Ended December 31	2017	2016	2015
Consumers
Minimum operating lease expense
PPAs	$5	$6	$6
Other agreements	15	14	19
Contingent rental expense[1]	96	82	82

1              Contingent rental expense is related to capital and operating lease PPAs and is based on delivery of energy and capacity in excess of minimum lease payments.

Consumers is authorized by the MPSC to record operating lease payments as operating expense and recover the total cost from customers.

Presented in the following table are the minimum annual rental commitments under Consumers’ non-cancelable leases at December 31, 2017. All of CMS Energy’s non-cancelable leases at December 31, 2017 were attributable to Consumers.

			In Millions
	Capital Leases	Palisades Financing	Operating Leases
Consumers
2018	$15	$16	$15
2019	15	15	9
2020	12	14	9
2021	12	14	9
2022	8	3	4
2023 and thereafter	21	-	7
Total minimum lease payments	$83	$62	$53
Less imputed interest	25	7
Present value of net minimum lease payments	$58	$55
Less current portion	9	13
Non-current portion	$49	$42

Palisades Financing

In 2007, Consumers sold Palisades to Entergy and entered into a 15-year PPA to purchase virtually all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. Consumers accounted for this transaction as a financing because of its continuing involvement with Palisades through security provided to Entergy for the PPA obligation and other arrangements. Palisades has therefore remained on Consumers’ consolidated balance sheets and Consumers has continued to depreciate it. At the time of the sale, Consumers recorded the sales proceeds as a financing obligation, and has subsequently recorded a portion of the payments under the PPA as interest expense and as a reduction of the financing obligation. Total amortization and interest charges under the financing were $17 million for the year ended December 31, 2017, $17 million for the year ended December 31, 2016, and $18 million for the year ended December 31, 2015. At December 31, 2017, the Palisades asset and financing obligation both had a balance of $55 million.

In December 2016, Consumers agreed to pay Entergy $172 million to terminate their PPA in May 2018, contingent upon the MPSC’s approval. In September 2017, the MPSC issued an order authorizing Consumers to recover only $137 million of the $172 million termination payment. As a result, Consumers and Entergy agreed not to terminate the PPA, which is now expected to continue until April 2022 under its original terms.

11:          ASSET RETIREMENT OBLIGATIONS

CMS Energy and Consumers record the fair value of the cost to remove assets at the end of their useful lives, if there is a legal obligation to remove them. If a reasonable estimate of fair value cannot be made in the period in which the ARO is incurred, such as for assets with indeterminate lives, the liability is recognized when a reasonable estimate of fair value can be made. CMS Energy and Consumers have not recorded liabilities for assets that have immaterial cumulative disposal costs, such as substation batteries.

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

Presented below are the categories of assets that CMS Energy and Consumers have legal obligations to remove at the end of their useful lives and for which they have an ARO liability recorded:

Company and ARO Description	In-Service Date	Long-Lived Assets
CMS Energy, including Consumers
Closure of gas treating plant and gas wells	Various	Gas transmission and storage
Closure of coal ash disposal areas	Various	Generating plants coal ash areas
Gas distribution cut, purge, and cap	Various	Gas distribution mains and services
Asbestos abatement	1973	Electric and gas utility plant
Closure of renewable generation assets	Various	Wind and solar generation facilities
Consumers
Closure of coal ash disposal areas	Various	Generating plants coal ash areas
Gas distribution cut, purge, and cap	Various	Gas distribution mains and services
Asbestos abatement	1973	Electric and gas utility plant
Closure of renewable generation assets	Various	Wind and solar generation facilities

No assets have been restricted for purposes of settling AROs.

Presented in the following tables are the changes in CMS Energy’s and Consumers’ ARO liabilities:

						In Millions
	ARO					ARO
	Liability				Cash flow	Liability
Company and ARO Description	12/31/2016	Incurred	Settled	Accretion	Revisions	12/31/2017
CMS Energy, including Consumers
Consumers	$446	$5	$(45)	$23	$-	$429
Gas treating plant and gas wells	1	-	-	-	-	1
Total CMS Energy	$447	$5	$(45)	$23	$-	$430
Consumers
Coal ash disposal areas	$201	$-	$(18)	$8	$-	$191
Gas distribution cut, purge, and cap	182	3	(11)	12	-	186
Asbestos abatement	56	-	(16)	2	-	42
Renewable generation assets	7	2	-	1	-	10
Total Consumers	$446	$5	$(45)	$23	$-	$429
						In Millions
	ARO					ARO
	Liability				Cash flow	Liability
Company and ARO Description	12/31/2015	Incurred	Settled	Accretion	Revisions	12/31/2016
CMS Energy, including Consumers
Consumers	$438	$3	$(18)	$23	$-	$446
Gas treating plant and gas wells	1	-	-	-	-	1
Total CMS Energy	$439	$3	$(18)	$23	$-	$447
Consumers
Coal ash disposal areas	$200	$-	$(8)	$9	$-	$201
Gas distribution cut, purge, and cap	178	2	(9)	11	-	182
Asbestos abatement	54	-	(1)	3	-	56
Renewable generation assets	6	1	-	-	-	7
Total Consumers	$438	$3	$(18)	$23	$-	$446

12:          RETIREMENT BENEFITS

Benefit Plans: CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans. These plans include:

•                 non-contributory, qualified DB Pension Plans (closed to new non-union participants as of July 1, 2003 and closed to new union participants as of September 1, 2005)

•                 a non-contributory, qualified DCCP for employees hired on or after July 1, 2003

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

•                 a contributory, qualified defined contribution 401(k) plan

•                 health care and life insurance benefits under an OPEB Plan

DB Pension Plans: Participants in the pension plans include present and former employees of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries. Pension plan trust assets are not distinguishable by company. Effective December 31, 2017, CMS Energy’s and Consumers’ then-existing pension plan was amended to include only retired and former employees already covered; this amended plan is referred to as DB Pension Plan B. Also effective December 31, 2017, active employees were moved to a newly created pension plan, referred to as DB Pension Plan A, whose benefits mirror those provided under DB Pension Plan B. Maintaining separate plans for the two groups will allow CMS Energy and Consumers to employ a more targeted investment strategy and will provide additional opportunities to mitigate risk and volatility.

DCCP: CMS Energy and Consumers provide an employer contribution to the DCCP 401(k) plan for employees hired on or after July 1, 2003. The contribution ranges from five to seven percent of base pay, depending on years of service. Employees are not required to contribute in order to receive the plan’s employer contribution. DCCP expense for CMS Energy, including Consumers, was $23 million for the year ended December 31, 2017, $20 million for the year ended December 31, 2016, and $16 million for the year ended December 31, 2015. DCCP expense for Consumers was $22 million for the year ended December 31, 2017, $19 million for the year ended December 31, 2016, and $16 million for the year ended December 31, 2015.

DB SERP: The DB SERP is a nonqualified plan as defined by the Internal Revenue Code. DB SERP benefits are paid from a rabbi trust established in 1988. The trust assets are not considered plan assets under ASC 715. DB SERP rabbi trust earnings are taxable. Presented in the following table are the fair values of trust assets, ABO, and contributions for CMS Energy’s and Consumers’ DB SERP:

		In Millions
Years Ended December 31	2017	2016
CMS Energy, including Consumers
Trust assets	$146	$144
ABO	149	143
Contributions	7	-
Consumers
Trust assets	$106	$104
ABO	107	101
Contributions	6	-

DC SERP: On April 1, 2006, CMS Energy and Consumers implemented a DC SERP and froze further new participation in the DB SERP. The DC SERP provides participants benefits ranging from 5 percent to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. CMS Energy’s and Consumers’ contributions to the plan, if any, are placed in a grantor trust. For CMS Energy and Consumers, trust assets were $5 million at December 31, 2017 and $3 million at December 31, 2016. DC SERP assets are included in other non-current assets on CMS Energy’s and Consumers’ consolidated balance sheets. CMS Energy’s and Consumers’ DC SERP expense was $1 million for the year ended December 31, 2017 and less than $1 million for each of the years ended December 31, 2016 and 2015.

401(k) Plan: The 401(k) plan employer match equals 100 percent of eligible contributions up to the first three percent of an employee’s wages and 50 percent of eligible contributions up to the next two percent of an employee’s wages. The total 401(k) plan cost for CMS Energy, including Consumers, was $26 million for the year ended December 31, 2017, $24 million for the year ended December 31, 2016, and $19 million for the year ended December 31, 2015. The total 401(k) plan cost for Consumers was $25 million for the year ended December 31, 2017, $23 million for the year ended December 31, 2016, and $19 million for the year ended December 31, 2015.

OPEB Plan: Participants in the OPEB Plan include all regular full-time employees covered by the employee health care plan on the day before retirement from either CMS Energy or Consumers at age 55 or older with at least ten full years of applicable continuous service. Regular full-time employees who qualify for disability retirement under the DB Pension Plans or are disabled and covered by the DCCP and who have 15 years of applicable continuous service may also participate in the OPEB Plan. Retiree health care costs were based on the assumption that costs would increase 7.50 percent in 2018 and 7.00 percent in 2017 for those under 65 and would increase 8.00 percent in 2018 and 7.75 percent in 2017 for those over 65. The rate of increase was assumed to decline to 4.75 percent by 2027 and thereafter for all retirees.

In November 2017, CMS Energy and Consumers approved certain amendments to the OPEB Plan. Under these amendments, effective January 1, 2019, certain Medicare-eligible retirees will purchase health care plans from private Medicare exchanges. CMS Energy and Consumers performed a remeasurement of the OPEB Plan as of October 31, 2017, resulting in a significant reduction in the benefit obligation.

The assumptions used in the health care cost-trend rate affect service, interest, and PBO costs. Presented in the following table are the effects of a one-percentage-point change in the health care cost-trend assumption:

		In Millions
	One Percentage	One Percentage
Year Ended December 31, 2017	Point Increase	Point Decrease
CMS Energy, including Consumers
Effect on total service and interest cost component	$2	$(2)
Effect on PBO	32	(28)
Consumers
Effect on total service and interest cost component	$2	$(2)
Effect on PBO	30	(27)

Assumptions: Presented in the following table are the weighted-average assumptions used in CMS Energy’s and Consumers’ retirement benefits plans to determine benefit obligations and net periodic benefit cost:

December 31	2017	2016	2015
CMS Energy, including Consumers
Weighted average for benefit obligations[1]
Discount rate[2]
DB Pension Plan A3	3.78%
DB Pension Plan B3	3.64
DB SERP	3.65	4.16%	4.43%
OPEB Plan	3.74	4.49	4.70
Rate of compensation increase
DB Pension Plan A3	3.50
DB SERP	5.50	5.50	5.50
Weighted average for net periodic benefit cost[1]
Service cost discount rate[2,4]
DB Pension Plans	4.53	4.79	4.10
DB SERP	4.51	4.87	4.10
OPEB Plan	4.89	4.75	4.30
Interest cost discount rate[2,4]
DB Pension Plans	3.56	3.66	4.10
DB SERP	3.51	3.64	4.10
OPEB Plan	3.79	3.89	4.30
Expected long-term rate of return on plan assets[5]
DB Pension Plans	7.25	7.25	7.50
OPEB Plan	7.25	7.25	7.25
Rate of compensation increase
DB Pension Plans	3.60	3.00	3.00
DB SERP	5.50	5.50	5.50

1              The mortality assumption for benefit obligations was based on the RP-2014 mortality table, with projection scales MP-2017 for 2017, MP-2016 for 2016, and MP-2015 for 2015. The mortality assumption for net periodic benefit cost for 2017, 2016, and 2015 was based on the RP-2014 mortality table, with projection scales MP-2016 for 2017, MP-2015 for 2016, and MP-2014 for 2015.

2              The discount rate reflects the rate at which benefits could be effectively settled and is equal to the equivalent single rate resulting from a yield-curve analysis. This analysis incorporated the projected benefit payments specific to CMS Energy’s and Consumers’ DB Pension Plans and OPEB Plan and the yields on high-quality corporate bonds rated Aa or better.

3              Effective December 31, 2017, CMS Energy’s and Consumers’ existing defined benefit pension plan was amended to include only retired or inactive employees; this amended plan is referred to as DB Pension Plan B. Active employees were moved to a newly created pension plan, referred to as DB Pension Plan A. The discount rate used to measure the existing plan was 4.30 percent at December 31, 2016 and 4.52 percent at December 31, 2015. The weighted-average rate of compensation increase used to measure the existing plan was 3.60 percent at December 31, 2016 and 3.00 percent at December 31, 2015.

4              In January 2016, CMS Energy and Consumers changed the method they use to determine the discount rate used to calculate the service cost and interest cost components of net periodic benefit costs for the DB Pension and OPEB Plans. Historically, the discount rate used for this purpose represented a single weighted-average rate derived from the yield curve used to determine the benefit obligation. CMS Energy and Consumers have elected to use instead a full-yield-curve approach in the estimation of service cost and interest cost; this approach is more accurate in that it applies individual spot rates along the yield curve to future projected benefit payments based on the time of payment.

5              CMS Energy and Consumers determined the long-term rate of return using historical market returns, the present and expected future economic environment, the capital market principles of risk and return, and the expert opinions of individuals and firms with financial market knowledge. CMS Energy and Consumers considered the asset allocation of the portfolio in forecasting the future expected total return of the portfolio. The goal was to determine a long-term rate of return that could be incorporated into the planning of future cash flow requirements in conjunction with the change in the liability. Annually, CMS Energy and Consumers review for reasonableness and appropriateness the forecasted returns for various classes of assets used to construct an expected return model. CMS Energy’s and Consumers’ expected long-term rate of return on the assets of the DB Pension Plans was 7.25 percent in 2017. The actual return (loss) on the assets of the DB Pension Plans was 18.0 percent in 2017, 8.0 percent in 2016, and (2.0) percent in 2015.

Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

						In Millions
	DB Pension Plans and DB SERP			OPEB Plan
Years Ended December 31	2017	2016	2015	2017	2016	2015
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$45	$42	$50	$19	$18	$25
Interest cost	93	90	108	51	46	58
Expected return on plan assets	(153)	(147)	(138)	(90)	(85)	(91)
Amortization of:
Net loss	82	71	97	29	21	21
Prior service cost (credit)	5	4	1	(40)	(41)	(41)
Net periodic cost (credit)	$72	$60	$118	$(31)	$(41)	$(28)
Consumers
Net periodic cost (credit)
Service cost	$44	$41	$49	$19	$17	$25
Interest cost	90	87	103	49	45	56
Expected return on plan assets	(149)	(143)	(134)	(84)	(80)	(86)
Amortization of:
Net loss	79	68	93	29	22	22
Prior service cost (credit)	4	4	1	(39)	(40)	(40)
Net periodic cost (credit)	$68	$57	$112	$(26)	$(36)	$(23)

Presented in the following table are the estimated net loss and prior service cost (credit) that will be amortized into net periodic benefit cost in 2018 from or to the associated regulatory asset (liability) and AOCI:

		In Millions
	DB Pension Plans	OPEB Plan
CMS Energy, including Consumers
Regulatory asset (liability)	$75	$(49)
AOCI	2	(2)
Consumers
Regulatory asset (liability)	$75	$(49)

CMS Energy and Consumers amortize net gains and losses in excess of ten percent of the greater of the PBO or the MRV over the average remaining service period for DB Pension Plan A and the OPEB Plan and, beginning in 2018, over average remaining life expectancy of participants for DB Pension Plan B. The estimated period of amortization of gains and losses for CMS Energy and Consumers was nine years for DB Pension Plan A and 20 years for DB Pension Plan B for the year ended December 31, 2017. The estimated period of amortization of gains and losses for CMS Energy and Consumers was ten years for the DB Pension Plans for the years ended December 31, 2016 and 2015. For the OPEB Plan, the estimated amortization period was 11 years for the years ended December 31, 2017 and 2016 and 13 years for the year ended December 31, 2015.

Prior service cost (credit) amortization is established in the year in which the prior service cost (credit) first occurred, and is based on the same amortization period for all future years until the prior service cost (credit) is fully amortized. CMS Energy and Consumers had new prior service credits for OPEB in 2017 and 2015 and a new prior service cost for the DB Pension Plans in 2015. The estimated period of amortization of these new prior service costs (credits) for CMS Energy and Consumers is ten years.

CMS Energy and Consumers determine the MRV for the assets of the DB Pension Plans as the fair value of plan assets on the measurement date, adjusted by the gains or losses that will not be admitted into the MRV until future years. CMS Energy and Consumers reflect each year’s gain or loss in the MRV in equal amounts over a five-year period beginning on the date the original amount was determined. CMS Energy and Consumers determine the MRV for OPEB Plan assets as the fair value of assets on the measurement date.

Reconciliations: Presented in the following table are reconciliations of the funded status of CMS Energy’s and Consumers’ retirement benefits plans with their retirement benefits plans’ liabilities:

						In Millions
	DB Pension Plans		DB SERP		OPEB Plan
Years Ended December 31	2017	2016	2017	2016	2017	2016
CMS Energy, including Consumers
Benefit obligation at beginning of period	$2,562	$2,403	$151	$150	$1,408	$1,227
Service cost	45	42	-	-	19	18
Interest cost	88	85	5	5	51	46
Plan amendments	-	-	-	-	(309)	-
Actuarial (gain) loss	241 [1]	196 [1]	7	4	(24)[1]	171 [1]
Benefits paid	(156)	(164)	(9)	(8)	(48)	(54)
Benefit obligation at end of period	$2,780	$2,562	$154	$151	$1,097	$1,408
Plan assets at fair value at beginning of period	$2,101	$2,013	$-	$-	$1,264	$1,208
Actual return on plan assets	360	152	-	-	203	109
Company contribution	-	100	9	8	-	-
Actual benefits paid	(156)	(164)	(9)	(8)	(47)	(53)
Plan assets at fair value at end of period	$2,305	$2,101	$-	$-	$1,420	$1,264
Funded status	$(475)[2]	$(461)[2]	$(154)	$(151)	$323	$(144)
Consumers
Benefit obligation at beginning of period			$109	$106	$1,365	$1,188
Service cost			-	-	19	17
Interest cost			4	4	49	45
Plan amendments			-	-	(303)	-
Actuarial (gain) loss			5	4	(31)[1]	167 [1]
Benefits paid			(6)	(5)	(46)	(52)
Benefit obligation at end of period			$112	$109	$1,053	$1,365
Plan assets at fair value at beginning of period			$-	$-	$1,184	$1,133
Actual return on plan assets			-	-	190	103
Company contribution			6	5	-	-
Actual benefits paid			(6)	(5)	(45)	(52)
Plan assets at fair value at end of period			$-	$-	$1,329	$1,184
Funded status			$(112)	$(109)	$276	$(181)

1              The actuarial loss for 2017 for the DB Pension Plans was primarily the result of lowering the discount rates. The actuarial gain for 2017 for the OPEB Plan was primarily the result of better claim experience in calculating the plan’s funded status. The actuarial loss for 2016 was primarily the result of claims, experience, and lowering the discount rates used in calculating the plans’ funded status.

2              At December 31, 2017, $455 million of the total funded status of the DB Pension Plans was attributable to Consumers, based on an allocation of expenses. At December 31, 2016, $441 million of the total funded status of the DB Pension Plans was attributable to Consumers, based on an allocation of expenses.

Presented in the following table is the classification of CMS Energy’s and Consumers’ retirement benefit plans’ assets and liabilities:

		In Millions
December 31	2017	2016
CMS Energy, including Consumers
Non-current assets
DB Pension Plans	$143	$-
OPEB Plan	323	-
Current liabilities
DB SERP	9	8
Non-current liabilities
DB Pension Plans	618	461
DB SERP	145	143
OPEB Plan	-	144
Consumers
Non-current assets
DB Pension Plans	$147	$-
OPEB Plan	276	-
Current liabilities
DB SERP	7	5
Non-current liabilities
DB Pension Plans	602	441
DB SERP	105	104
OPEB Plan	-	181

The ABO for the DB Pension Plans was $2.4 billion at December 31, 2017 and $2.3 billion at December 31, 2016. Presented in the following table is information related to the defined benefit pension plan for which the PBO and the ABO exceed plan assets:

		In Millions
December 31	2017	2016
CMS Energy, including Consumers
PBO	$1,511	$2,562
ABO	1,164	2,250
Fair value of plan assets	893	2,101

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost: Presented in the following table are the amounts recognized in regulatory assets, regulatory liabilities, and AOCI that have not been recognized as components of net periodic benefit cost. For additional details on regulatory assets and liabilities, see Note 3, Regulatory Matters.

				In Millions
	DB Pension Plans and DB SERP		OPEB Plan
Years Ended December 31	2017	2016	2017	2016
CMS Energy, including Consumers
Regulatory assets (liabilities)
Net loss	$1,017	$1,062	$316	$483
Prior service cost (credit)	11	15	(451)	(187)
Regulatory assets (liabilities)	$1,028	$1,077	$(135)	$296
AOCI
Net loss (gain)	97	93	(6)	(8)
Prior service cost (credit)	1	1	(12)	(6)
Total amounts recognized in regulatory assets (liabilities) and AOCI	$1,126	$1,171	$(153)	$282
Consumers
Regulatory assets (liabilities)
Net loss	$1,017	$1,062	$316	$483
Prior service cost (credit)	11	15	(451)	(187)
Regulatory assets (liabilities)	$1,028	$1,077	$(135)	$296
AOCI
Net loss	36	33	-	-
Total amounts recognized in regulatory assets (liabilities) and AOCI	$1,064	$1,110	$(135)	$296

Plan Assets: Presented in the following tables are the fair values of the assets of CMS Energy’s DB Pension Plans and OPEB Plan, by asset category and by level within the fair value hierarchy. For additional details regarding the fair value hierarchy, see Note 6, Fair Value Measurements.

						In Millions
	DB Pension Plans
	December 31, 2017			December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Cash and short-term investments	$21	$21	$-	$110	$110	$-
U.S. government and agencies securities	4	-	4	1	-	1
Corporate debt	336	-	336	266	-	266
State and municipal bonds	9	-	9	9	-	9
Foreign corporate bonds	31	-	31	25	-	25
Mutual funds	662	662	-	571	571	-
	$1,063	$683	$380	$982	$681	$301
Pooled funds	1,242			1,119
Total	$2,305			$2,101

						In Millions
	OPEB Plan
	December 31, 2017			December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Cash and short-term investments	$16	$16	$-	$39	$39	$-
U.S. government and agencies securities	1	-	1	-	-	-
Corporate debt	50	-	50	38	-	38
State and municipal bonds	1	-	1	1	-	1
Foreign corporate bonds	4	-	4	4	-	4
Common stocks	40	40	-	44	44	-
Mutual funds	647	647	-	563	563	-
	$759	$703	$56	$689	$646	$43
Pooled funds	661			575
Total	$1,420			$1,264

Cash and Short-Term Investments: Cash and short-term investments consist of money market funds with daily liquidity.

U.S. Government and Agencies Securities: U.S. government and agencies securities consist of U.S. Treasury notes and other debt securities backed by the U.S. government and related agencies. These securities are valued based on quoted market prices.

Corporate Debt: Corporate debt investments consist of investment grade bonds of U.S. issuers from diverse industries. These securities are valued based on quoted market prices, when available, or yields available on comparable securities of issuers with similar credit ratings.

State and Municipal Bonds: State and municipal bonds are valued using a matrix-pricing model that incorporates Level 2 market-based information. The fair value of the bonds is derived from various observable inputs, including benchmark yields, reported securities trades, broker/dealer quotes, bond ratings, and general information on market movements for investment grade state and municipal securities normally considered by market participants when pricing such debt securities.

Foreign Corporate Bonds: Foreign corporate debt securities are valued based on quoted market prices, when available, or on yields available on comparable securities of issuers with similar credit ratings.

Common Stocks: Common stocks in the OPEB Plan consist of equity securities with low transaction costs that are actively managed and tracked by the S&P 500 Index. These securities are valued at their quoted closing prices.

Mutual Funds: Mutual funds represent shares in registered investment companies that are priced based on the daily quoted net asset values that are publicly available and are the basis for transactions to buy or sell shares in the funds.

Pooled Funds: Pooled funds include both common and collective trust funds as well as special funds that contain only employee benefit plan assets from two or more unrelated benefit plans. These funds primarily consist of U.S. and foreign equity securities, but also include U.S. and foreign fixed-income securities and alternative investments. Since these investments are valued at their net asset value as a practical expedient, they are not classified in the fair value hierarchy.

Asset Allocations: Presented in the following table are the investment components of the assets of CMS Energy’s DB Pension Plans and OPEB Plan as of December 31, 2017:

	DB Pension Plans	OPEB Plan
Equity securities	55%	52%
Fixed-income securities	30	25
Alternative-strategy investments	15	23
	100%	100%

CMS Energy’s target asset allocation for the assets of the DB Pension Plans is 53 percent equity, 41 percent fixed income, and 6 percent alternative-strategy investments. This target asset allocation is expected to continue to maximize the long-term return on plan assets, while maintaining a prudent level of risk. The level of acceptable risk is a function of the liabilities of the plan. Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P MidCap and SmallCap Indexes and Foreign Equity Funds. Fixed-income investments are diversified across investment grade instruments of government and corporate issuers as well as high-yield and global bond funds. Alternative strategies are diversified across absolute return investment approaches and global tactical asset allocation. CMS Energy uses annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.

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

Contributions: Presented in the following table are the contributions to CMS Energy’s and Consumers’ OPEB Plan and DB Pension Plans:

		In Millions
Years Ended December 31	2017	2016
CMS Energy, including Consumers
OPEB Plan	$-	$-
DB Pension Plans	-	100
Consumers
OPEB Plan	$-	$-
DB Pension Plans	-	93

Contributions comprise required amounts and discretionary contributions. Neither CMS Energy nor Consumers plans to contribute to the OPEB Plan or DB Pension Plans in 2018. Actual future contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.

Benefit Payments: Presented in the following table are the expected benefit payments for each of the next five years and the five-year period thereafter:

			In Millions
	DB Pension Plans	DB SERP	OPEB Plan
CMS Energy, including Consumers
2018	$157	$10	$56
2019	163	10	58
2020	168	10	60
2021	169	10	62
2022	170	10	62
2023-2027	457	47	312
Consumers
2018	$153	$7	$54
2019	159	7	55
2020	163	7	57
2021	164	7	59
2022	166	7	60
2023-2027	457	32	298

Collective Bargaining Agreements: At December 31, 2017, unions represented 38 percent of CMS Energy’s employees and 40 percent of Consumers’ employees. The UWUA represents Consumers’ operating, maintenance, construction, and call center employees. The USW represents Zeeland employees. Union contracts expire in 2020.

13:  STOCK-BASED COMPENSATION

CMS Energy and Consumers provide a PISP to officers, employees, and non-employee directors based on their contributions to the successful management of the company. The PISP has a ten-year term, expiring in May 2024.

In 2017, all awards were in the form of restricted stock or restricted stock units. The PISP also allows for unrestricted common stock, stock options, stock appreciation rights, phantom shares, performance units, and incentive options, none of which was granted in 2017, 2016, or 2015.

Shares awarded or subject to stock options, phantom shares, or performance units may not exceed 6.5 million shares from June 2014 through May 2024, nor may such awards to any recipient exceed 500,000 shares in any calendar year. CMS Energy and Consumers may issue awards of up to 4,342,829 shares of common stock under the PISP as of December 31, 2017. Shares for which payment or exercise is in cash, as well as shares that expire, terminate, or are canceled or forfeited, may be awarded or granted again under the PISP.

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

Performance-based restricted stock vesting is contingent on meeting at least a 36-month service requirement and a performance condition. The performance condition is based on an adjusted measure of CMS Energy’s EPS growth relative to a peer group over a three-year period. The awards granted in 2017, 2016, and 2015 require a 38-month service period. Market-based restricted stock vesting is generally contingent on meeting a three-year service requirement and a market condition. The market condition is based on a comparison of CMS Energy’s total shareholder return with the median total shareholder return of a peer group over the same three-year period. Depending on the outcome of the performance condition or the market condition, a recipient may earn a total award ranging from zero to 200 percent of the initial grant. Time-lapse restricted stock generally vests after a service period of three years.

Restricted Stock Units: In 2017, 2016, and 2015, CMS Energy and Consumers granted restricted stock units to certain non-employee directors who elected to defer their restricted stock awards. The restricted stock units generally vest after a service period of one year or, if earlier, at the next annual meeting. The restricted stock units will be distributed to the recipients as shares in accordance with the directors’ deferral agreements. Restricted stock units do not have voting rights, but do have dividend rights. In lieu of cash dividend payments, the dividends on restricted stock units are paid in additional units equal to the value of the dividends. These additional restricted stock units are subject to the same vesting and distribution conditions as the underlying restricted stock units. No restricted stock units were forfeited during 2017.

Presented in the following tables is the activity for restricted stock and restricted stock units under the PISP:

	CMS Energy, including Consumers		Consumers
Year Ended December 31, 2017	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	1,387,597	$32.44	1,328,631	$32.41
Granted
Restricted stock	722,215	28.61	691,052	28.67
Restricted stock units	12,388	41.98	11,970	41.97
Vested
Restricted stock	(819,795)	19.53	(787,039)	19.56
Restricted stock units	(15,638)	38.37	(15,199)	38.37
Forfeited – restricted stock	(93,501)	39.19	(84,293)	39.19
Nonvested at end of period	1,193,266	$38.48	1,145,122	$38.50

Year Ended December 31, 2017	CMS Energy, including Consumers	Consumers
Granted
Time-lapse awards	164,640	159,260
Market-based awards	157,064	149,870
Performance-based awards	157,064	149,870
Restricted stock units	11,444	11,055
Dividends on market-based awards	24,137	22,976
Dividends on performance-based awards	22,894	21,791
Dividends on restricted stock units	944	915
Additional market-based shares based on achievement of condition	113,079	107,823
Additional performance-based shares based on achievement of condition	83,337	79,462
Total granted	734,603	703,022

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

Presented in the following table are the most important assumptions used to estimate the fair value of the market-based restricted stock awards:

Years Ended December 31	2017	2016	2015
Expected volatility	18.0%	16.7%	14.1%
Expected dividend yield	3.0	3.2	3.3
Risk-free rate	1.5	1.0	0.8

Presented in the following table is the weighted-average grant-date fair value of all awards under the PISP:

Years Ended December 31	2017	2016	2015
CMS Energy, including Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$28.61	$31.74	$36.84
Restricted stock units granted	41.98	39.12	34.25
Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$28.67	$31.77	$36.83
Restricted stock units granted	41.97	39.12	34.25

Presented in the following table are amounts related to restricted stock awards and restricted stock units:

			In Millions
Years Ended December 31	2017	2016	2015
CMS Energy, including Consumers
Fair value of shares that vested during the year	$37	$31	$29
Compensation expense recognized	17	16	20
Income tax benefit recognized	7	7	8
Consumers
Fair value of shares that vested during the year	$35	$30	$28
Compensation expense recognized	16	16	19
Income tax benefit recognized	7	6	7

At December 31, 2017, $18 million of total unrecognized compensation cost was related to restricted stock for CMS Energy, including Consumers, and $17 million of total unrecognized compensation cost was related to restricted stock for Consumers. CMS Energy and Consumers expect to recognize this cost over a weighted-average period of two years.

14:          INCOME TAXES

CMS Energy and its subsidiaries file a consolidated U.S. federal income tax return as well as a Michigan Corporate Income Tax return for the unitary business group and various other state unitary group combined income tax returns. Income taxes are allocated based on each company’s separate taxable income in accordance with the CMS Energy tax sharing agreement.

In December 2017, President Trump signed the TCJA, which changed existing federal tax law and included numerous provisions that affect businesses. Provisions significantly impacting CMS Energy and Consumers include:

•                 Reduction of the corporate income tax rate from 35 percent to 21 percent

•                 Repeal of the alternative minimum tax along with a provision requiring companies to recover alternative minimum tax credit carryforwards over the next four years

•                 Limitation on the use of net operating loss carryforwards arising after December 31, 2017 to 80 percent of a company’s taxable income with an indefinite carryforward

•                 A provision allowing companies to expense 100 percent of the cost of certain property when placed in service

•                 Limitation on the deduction for net interest expense to 30 percent of adjusted taxable income

•                 A requirement to use a normalization method of accounting for excess tax reserves associated with public utility property

As a rate-regulated utility, Consumers is excluded from certain provisions of the TCJA, including those allowing companies to expense 100 percent of the cost of certain property acquired after September 27, 2017 and limiting the amount companies may deduct for net interest expense.

Substantially all of the tax law changes enacted by the TCJA are effective for taxable years beginning after December 31, 2017. Under GAAP (ASC 740), however, companies must recognize the effects of a tax law change in the period of enactment. The staff of the SEC issued guidance in Staff Accounting Bulletin No. 118 that clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one-year period in which to complete the required analyses and accounting for the impacts of the TCJA. CMS Energy and Consumers have made reasonable estimates in measuring and accounting for the effects of the TCJA, which have been reflected in the December 31, 2017 financial statements. Given expected changes to U.S. Treasury regulations, interpretations of the TCJA by the U.S. Treasury, interpretations of the application of ASC 740, and the companies’ analysis of their historical records, these estimates could change.

Presented in the following table is the difference between actual income tax expense on continuing operations and income tax expense computed by applying the statutory U.S. federal income tax rate:

	In Millions, Except Tax Rate
Years Ended December 31	2017	2016	2015
CMS Energy, including Consumers
Income from continuing operations before income taxes	$886	$826	$796

Income tax expense at statutory rate	310	289	279
Increase (decrease) in income taxes from:
Impact of the TCJA	148	-	-
State and local income taxes, net of federal effect[1]	26	37	39
Accelerated flow-through of regulatory tax benefits[2]	(39)	(39)	(39)
Employee share-based awards	(6)	(7)	-
Other, net	(15)	(7)	(8)
Income tax expense	$424	$273	$271
Effective tax rate	47.9%	33.1%	34.0%
Consumers
Income from continuing operations before income taxes	$971	$936	$896

Income tax expense at statutory rate	340	328	314
Increase (decrease) in income taxes from:
Impact of the TCJA	33	-	-
State and local income taxes, net of federal effect[1]	30	44	42
Accelerated flow-through of regulatory tax benefits[2]	(39)	(39)	(39)
Employee share-based awards	(6)	(6)	-
Other, net	(19)	(7)	(15)
Income tax expense	$339	$320	$302
Effective tax rate	34.9%	34.2%	33.7%

1              In September 2017, CMS Energy completed the evaluation of its methodology for the state apportionment of Consumers’ electricity sales to MISO, taking into account recent state tax law developments in the electric utility sector. As a result, CMS Energy intends to amend state income tax filings for 2013 through 2016 to seek a refund of taxes previously paid. To recognize the anticipated refund and the impact of the expected lower effective tax rate on their deferred state tax liabilities, CMS Energy, including Consumers, recorded a $14 million income tax benefit in 2017. The $14 million income tax benefit was net of reserves for uncertain tax positions and primarily attributable to Consumers.

2              In 2013, the MPSC issued an order authorizing Consumers to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993. Consumers implemented this regulatory treatment beginning in 2014. This change, which also accelerates Consumers’ recognition of the income tax benefits, reduced Consumers’ income tax expense by $39 million for each of the years ended December 31, 2017, 2016, and 2015.

Presented in the following table are the significant components of income tax expense on continuing operations:

		In Millions
Years Ended December 31	2017	2016	2015
CMS Energy, including Consumers
Current income taxes
Federal	$-	$-	$-
State and local	6	9	24
	$6	$9	$24
Deferred income taxes
Federal	$368	$200	$192
State and local	36	47	36
	$404	$247	$228
Deferred income tax credit	14	17	19
Tax expense	$424	$273	$271
Consumers
Current income taxes
Federal	$159	$9	$66
State and local	17	22	32
	$176	$31	$98
Deferred income taxes
Federal	$120	$227	$153
State and local	29	45	32
	$149	$272	$185
Deferred income tax credit	14	17	19
Tax expense	$339	$320	$302

At CMS Energy, including Consumers, the impact of the TCJA was a $148 million increase in deferred income tax expense for the year ended December 31, 2017. At Consumers, the impact was a $33 million increase in deferred income tax expense. The TCJA had no impact on current income tax expense.

Presented in the following table are the principal components of deferred income tax assets (liabilities) recognized:

		In Millions
December 31	2017	2016
CMS Energy, including Consumers
Deferred income tax assets
Tax loss and credit carryforwards	$453	$871
Net regulatory tax liability	411	27
Reserves and accruals	40	69
Total deferred income tax assets	$904	$967
Valuation allowance	(15)	(5)
Total deferred income tax assets, net of valuation reserves	$889	$962
Deferred income tax liabilities
Plant, property, and equipment	$(1,891)	$(2,902)
Employee benefits	(96)	(158)
Securitized costs	(71)	(118)
Gas inventory	(37)	(65)
Other	(63)	(6)
Total deferred income tax liabilities	$(2,158)	$(3,249)
Total net deferred income tax liabilities	$(1,269)	$(2,287)
Consumers
Deferred income tax assets
Net regulatory tax liability	$411	$27
Tax loss and credit carryforwards	101	190
Reserves and accruals	21	37
Total deferred income tax assets	$533	$254
Deferred income tax liabilities
Plant, property, and equipment	$(1,901)	$(2,924)
Employee benefits	(105)	(181)
Securitized costs	(71)	(118)
Gas inventory	(37)	(65)
Other	(59)	(8)
Total deferred income tax liabilities	$(2,173)	$(3,296)
Total net deferred income tax liabilities	$(1,640)	$(3,042)

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts on CMS Energy’s and Consumers’ consolidated financial statements. At December 31, 2017, CMS Energy and Consumers remeasured their deferred tax assets and liabilities and related valuation allowances using the 21 percent federal tax rate enacted in the TCJA. To reflect the lower corporate tax rate, Consumers reduced its net deferred tax liabilities associated with its utility book-tax temporary differences by $1.6 billion. Of this amount, Consumers recognized deferred tax expense of $33 million related to non-recoverable net deferred tax assets, with the remaining amount being recorded as a net regulatory tax liability.

Presented in the following table are the components of the net regulatory tax liability recorded at Consumers related to the TCJA:

In Millions
December 31	2017
Consumers
Plant, property, and equipment (subject to normalization1)	$1,781
All other, net (not subject to normalization1)	(193)
Net regulatory tax liability	$1,588

1                   Relates to deferred taxes arising from accelerated tax depreciation on assets in rate base that are governed by normalization provisions of the U.S. Internal Revenue Code. These normalization provisions generally require that customer rate refunds associated with changes in deferred taxes be returned to customers over the remaining average service life of the associated assets. Consumers will collect from customers the portion not subject to normalization over a period to be determined in a future regulatory proceeding. Consumers cannot predict the impact of orders from the MPSC related to the treatment of regulatory balances not subject to amortization.

In addition to the amounts recorded at Consumers, CMS Energy reduced its net deferred tax assets associated with its non-utility book-tax temporary differences by $239 million. In total, CMS Energy, including Consumers, reduced its net deferred tax liabilities by $1.3 billion.

Presented in the following table are the tax loss and credit carryforwards at December 31, 2017:

			In Millions
	Gross Amount	Tax Attribute	Expiration
CMS Energy, including Consumers
Federal net operating loss carryforward	$855	$179	2028 – 2036
Local net operating loss carryforwards	487	5	2023 – 2036
Alternative minimum tax credits	137	137	Not applicable
General business credits	130	130	2018 – 2037
Charitable contribution carryover	8	2	2021
Total tax attributes		$453
Consumers
Federal net operating loss carryforward	$309	$65	2028 – 2036
General business credits	34	34	2032 – 2037
Charitable contribution carryover	8	2	2021
Total tax attributes		$101

CMS Energy has provided a valuation allowance of $2 million for the local tax loss carryforward, and $3 million for general business credits. The TCJA repealed the corporate alternative minimum tax and requires companies to recover (through offsets of regular tax and through cash refunds) all alternative minimum tax credits over the next four years. To reflect policy enacted by the federal Budget Control Act of 2011, CMS Energy has provided a valuation allowance of $10 million for sequestration of cash refunds of alternative minimum tax credits. Additionally, at December 31, 2017, CMS Energy reclassified $124 million of alternative minimum tax credits to a current receivable, net of a charge of $9 million for sequestration.

CMS Energy and Consumers expect to utilize fully their tax loss and credit carryforwards for which no valuation allowance has been provided. It is reasonably possible that further adjustments will be made to the valuation allowances within one year.

Presented in the following table is a reconciliation of the beginning and ending amount of uncertain tax benefits:

			In Millions
Years Ended December 31	2017	2016	2015
CMS Energy, including Consumers
Balance at beginning of period	$5	$6	$5
Additions for current-year tax positions	10	-	1
Additions for prior-year tax positions	-	-	1
Reductions for prior-year tax positions	(1)	-	(1)
Settlements	-	(1)	-
Balance at end of period	$14	$5	$6
Consumers
Balance at beginning of period	$5	$6	$5
Additions for current-year tax positions	17	-	1
Additions for prior-year tax positions	-	-	1
Reductions for prior-year tax positions	(1)	-	(1)
Settlements	-	(1)	-
Balance at end of period	$21	$5	$6

If recognized, all of these uncertain tax benefits would affect CMS Energy’s and Consumers’ annual effective tax rates in future years.

CMS Energy and Consumers recognize accrued interest and penalties, where applicable, as part of income tax expense. CMS Energy, including Consumers, recognized no interest or penalties for the years ended December 31, 2017, 2016, or 2015.

The amount of income taxes paid is subject to ongoing audits by federal, state, local, and foreign tax authorities, which can result in proposed assessments. CMS Energy’s federal income tax returns for 2014 and subsequent years remain subject to examination by the IRS. CMS Energy’s Michigan Corporate Income Tax and Michigan Business Tax returns for 2008 and subsequent years, excluding 2012, remain subject to examination by the State of Michigan. CMS Energy’s and Consumers’ estimate of the potential outcome for any uncertain tax issue is highly judgmental. CMS Energy and Consumers believe that their accrued tax liabilities at December 31, 2017 were adequate for all years.

15:          EARNINGS PER SHARE—CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

	In Millions, Except Per Share Amounts
Years Ended December 31	2017	2016	2015
Income available to common stockholders
Net income	$462	$553	$525
Less income attributable to noncontrolling interests	2	2	2
Net income available to common stockholders – basic and diluted	$460	$551	$523
Average common shares outstanding
Weighted-average shares – basic	280.0	277.9	275.6
Add dilutive nonvested stock awards	0.8	1.0	0.9
Weighted-average shares – diluted	280.8	278.9	276.5
Net income per average common share available to common stockholders
Basic	$1.64	$1.99	$1.90
Diluted	1.64	1.98	1.89

Dividends declared per common share	$1.33	$1.24	$1.16

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

16:          OTHER INCOME AND OTHER EXPENSE

Presented in the following table are the components of other income and other expense at CMS Energy and Consumers:

	In Millions
Years Ended December 31	2017	2016	2015
CMS Energy, including Consumers
Other income
Fee income	$-	$6	$9
All other	6	2	1
Total other income – CMS Energy	$6	$8	$10
Consumers
Other income
Gain on CMS Energy common stock	$14	$-	$9
Fee income	-	6	9
All other	3	2	1
Total other income – Consumers	$17	$8	$19
CMS Energy, including Consumers
Other expense
Donations	$(31)	$(23)	$(1)
Civic and political expenditures	(27)	(21)	(10)
Loss on reacquired and extinguished debt	(18)	(18)	-
Unrealized investment loss	-	(5)	-
All other	-	(8)	(6)
Total other expense – CMS Energy	$(76)	$(75)	$(17)
Consumers
Other expense
Donations	$(31)	$(23)	$(1)
Civic and political expenditures	(27)	(21)	(10)
Unrealized investment loss	-	(4)	-
All other	-	(7)	(6)
Total other expense – Consumers	$(58)	$(55)	$(17)

17:          CASH AND CASH EQUIVALENTS

Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

	In Millions
December 31	2017	2016
CMS Energy, including Consumers
Cash and cash equivalents	$182	$235
Restricted cash and cash equivalents	17	19
Other non-current assets	5	3
Cash and cash equivalents, including restricted amounts	$204	$257
Consumers
Cash and cash equivalents	$44	$131
Restricted cash and cash equivalents	17	19
Other non-current assets	4	2
Cash and cash equivalents, including restricted amounts	$65	$152

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

Accounting policies for CMS Energy’s and Consumers’ segments are as described in Note 1, Significant Accounting Policies. The consolidated financial statements reflect the assets, liabilities, revenues, and expenses of the individual segments when appropriate. Accounts are allocated among the segments when common accounts are attributable to more than one segment. The allocations are based on certain measures of business activities, such as revenue, labor dollars, customers, other operating and maintenance expense, construction expense, leased property, taxes, or functional surveys. For example, customer receivables are allocated based on revenue, and pension provisions are allocated based on labor dollars.

Inter-segment sales and transfers are accounted for at current market prices and are eliminated in consolidated net income available to common stockholders by segment.

CMS Energy

The reportable segments for CMS Energy are:

•                 electric utility, consisting of regulated activities associated with the generation, transmission, and distribution of electricity in Michigan

•                 gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan

•                 enterprises, consisting of various subsidiaries engaging in domestic independent power production, the marketing of independent power production, and the development of renewable generation

CMS Energy presents EnerBank, corporate interest and other expenses, and Consumers’ other consolidated entities within other reconciling items.

Consumers

The reportable segments for Consumers are:

•                 electric utility, consisting of regulated activities associated with the generation, transmission, and distribution of electricity in Michigan

•                 gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan

Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

			In Millions
Years Ended December 31	2017	2016	2015
CMS Energy, including Consumers
Operating revenue
Electric utility	$4,448	$4,379	$4,249
Gas utility	1,774	1,685	1,916
Enterprises	229	215	190
Other reconciling items	132	120	101
Total operating revenue – CMS Energy	$6,583	$6,399	$6,456
Consumers
Operating revenue
Electric utility	$4,448	$4,379	$4,249
Gas utility	1,774	1,685	1,916
Total operating revenue – Consumers	$6,222	$6,064	$6,165
CMS Energy, including Consumers
Depreciation and amortization
Electric utility	$654	$603	$567
Gas utility	218	200	177
Enterprises	6	5	4
Other reconciling items	3	3	2
Total depreciation and amortization – CMS Energy	$881	$811	$750
Consumers
Depreciation and amortization
Electric utility	$654	$603	$567
Gas utility	218	200	177
Total depreciation and amortization – Consumers	$872	$803	$744
CMS Energy, including Consumers
Income from equity method investees[1]
Enterprises	$15	$13	$14
Total income from equity method investees – CMS Energy	$15	$13	$14
CMS Energy, including Consumers
Interest charges
Electric utility	$201	$196	$178
Gas utility	74	72	71
Enterprises	-	1	-
Other reconciling items	163	166	147
Total interest charges – CMS Energy	$438	$435	$396
Consumers
Interest charges
Electric utility	$201	$196	$178
Gas utility	74	72	71
Other reconciling items	1	-	1
Total interest charges – Consumers	$276	$268	$250

			In Millions
Years Ended December 31	2017	2016	2015
CMS Energy, including Consumers
Income tax expense (benefit)
Electric utility	$245	$246	$224
Gas utility	96	74	78
Enterprises	72	10	3
Other reconciling items	11	(57)	(34)
Total income tax expense – CMS Energy	$424	$273	$271
Consumers
Income tax expense (benefit)
Electric utility	$245	$246	$224
Gas utility	96	74	78
Other reconciling items	(2)	-	-
Total income tax expense – Consumers	$339	$320	$302
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$455	$458	$437
Gas utility	173	155	154
Enterprises	(27)	17	4
Other reconciling items	(141)	(79)	(72)
Total net income available to common stockholders – CMS Energy	$460	$551	$523
Consumers
Net income available to common stockholder
Electric utility	$455	$458	$437
Gas utility	173	155	154
Other reconciling items	2	1	1
Total net income available to common stockholder – Consumers	$630	$614	$592
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[2]	$15,221	$14,540	$13,059
Gas utility[2]	7,080	6,283	5,723
Enterprises	167	157	120
Other reconciling items	38	30	41
Total plant, property, and equipment, gross – CMS Energy	$22,506	$21,010	$18,943
Consumers
Plant, property, and equipment, gross
Electric utility[2]	$15,221	$14,540	$13,059
Gas utility[2]	7,080	6,283	5,723
Other reconciling items	17	15	15
Total plant, property, and equipment, gross – Consumers	$22,318	$20,838	$18,797
CMS Energy, including Consumers
Investments in equity method investees[1]
Enterprises	$64	$62	$61
Other reconciling items	-	3	3
Total investments in equity method investees – CMS Energy	$64	$65	$64

			In Millions
Years Ended December 31	2017	2016	2015
CMS Energy, including Consumers
Total assets
Electric utility[2]	$13,906	$13,429	$12,660
Gas utility[2]	7,139	6,446	5,912
Enterprises	342	269	270
Other reconciling items	1,663	1,478	1,457
Total assets – CMS Energy	$23,050	$21,622	$20,299
Consumers
Total assets
Electric utility[2]	$13,907	$13,430	$12,660
Gas utility[2]	7,139	6,446	5,912
Other reconciling items	53	70	63
Total assets – Consumers	$21,099	$19,946	$18,635
CMS Energy, including Consumers
Capital expenditures[3]
Electric utility	$882	$1,007	$1,136
Gas utility	800	611	558
Enterprises	33	10	44
Other reconciling items	7	5	3
Total capital expenditures – CMS Energy	$1,722	$1,633	$1,741
Consumers
Capital expenditures[3]
Electric utility	$882	$1,007	$1,136
Gas utility	800	611	558
Other reconciling items	1	-	-
Total capital expenditures – Consumers	$1,683	$1,618	$1,694

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

19:          RELATED-PARTY TRANSACTIONS—CONSUMERS

Consumers enters into a number of transactions with related parties. These transactions include:

•                 purchases of electricity from affiliates of CMS Enterprises

•                 payments to and from CMS Energy related to parent company overhead costs

•                 investment in CMS Energy common stock

Transactions involving power supply purchases from certain affiliates of CMS Enterprises are based on avoided costs under PURPA, state law, and competitive bidding. The payment of parent company overhead costs is based on the use of accepted industry allocation methodologies. These payments are for costs that occur in the normal course of business.

Presented in the following table is Consumers’ expense recorded from related-party transactions for the years ended December 31:

				In Millions
Description	Related Party	2017	2016	2015
Purchases of capacity and energy	Affiliates of CMS Enterprises	$90	$88	$83

Amounts payable to related parties for purchased power and other services were $27 million at December 31, 2017 and $24 million at December 31, 2016. Accounts receivable from related parties were $2 million at December 31, 2017 and $9 million at December 31, 2016.

Consumers owned shares of CMS Energy common stock with a fair value of $21 million at December 31, 2017 and $33 million at December 31, 2016. For additional details on Consumers’ investment in CMS Energy common stock, see Note 7, Financial Instruments.

In January 2018, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $300 million. At December 31, 2017, there were no outstanding loans under the agreement.

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

Presented in the following table is information about these partnerships:

Name (Ownership Interest)	Nature of the Entity	Financing of Partnership
T.E.S. Filer City (50%)	Coal-fueled power generator	Line of credit secured by T.E.S. Filer City’s coal inventory

Grayling (50%)	Wood waste-fueled power generator	The partnership has no debt.

Genesee (50%)	Wood waste-fueled power generator	Sale of revenue bonds that mature in 2021 and bear interest at fixed rates. The debt is non-recourse to the partners and secured by a CMS Energy guarantee capped at $3 million annually.

Craven (50%)	Wood waste-fueled power generator	Line of credit secured by Craven’s property, plant, and equipment

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

CMS Energy’s investment in these partnerships is included in investments on its consolidated balance sheets in the amount of $64 million as of December 31, 2017 and $62 million as of December 31, 2016. The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers, except through a guarantee provided by CMS Energy of $3 million annually. CMS Energy has deferred collections on certain receivables owed by Genesee. CMS Energy’s maximum exposure to loss from these receivables is $9 million. Consumers has not provided any financial or other support during the periods presented that was not previously contractually required.

21:          QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION (UNAUDITED)

	In Millions, Except Per Share Amounts and Stock Prices
	2017
Quarters Ended	March 31	June 30	Sept 30	Dec 31
CMS Energy, including Consumers
Operating revenue	$1,829	$1,449	$1,527	$1,778
Operating income	388	241	330	379
Net income (loss)	199	93	172	(2)
Income attributable to noncontrolling interests	-	1	-	1
Net income (loss) available to common stockholders	199	92	172	(3)
Basic earnings (loss) per average common share[1]	0.71	0.33	0.61	(0.01)
Diluted earnings (loss) per average common share[1]	0.71	0.33	0.61	(0.01)
Common stock prices[2]
High	45.28	48.25	49.10	50.55
Low	41.51	44.82	45.57	45.97
Consumers
Operating revenue	$1,737	$1,362	$1,437	$1,686
Operating income	359	222	308	363
Net income	211	104	181	136
Preferred stock dividends	-	1	-	1
Net income available to common stockholder	211	103	181	135

	In Millions, Except Per Share Amounts and Stock Prices
	2016
Quarters Ended	March 31	June 30	Sept 30	Dec 31
CMS Energy, including Consumers
Operating revenue	$1,801	$1,371	$1,587	$1,640
Operating income[3]	326	275	375	280
Net income	164	125	186	78
Income attributable to noncontrolling interests	-	1	-	1
Net income available to common stockholders	164	124	186	77
Basic earnings per average common share[1]	0.59	0.45	0.67	0.28
Diluted earnings per average common share[1]	0.59	0.45	0.67	0.28
Common stock prices[2]
High	42.44	45.86	46.17	42.15
Low	35.61	39.38	41.31	39.49
Consumers
Operating revenue	$1,723	$1,293	$1,498	$1,550
Operating income[3]	308	254	356	279
Net income	172	132	195	117
Preferred stock dividends	-	1	-	1
Net income available to common stockholder	172	131	195	116

1              The sum of the quarters may not equal annual EPS due to changes in the number of shares outstanding.

2              Based on New York Stock Exchange composite transactions.

3              Prior period amounts have been adjusted as required to reflect the implementation of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. For further details on the adoption of this standard, see Note 2, New Accounting Standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CMS Energy Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CMS Energy Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 14, 2018

We have served as the Company’s auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Consumers Energy Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Consumers Energy Company and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 14, 2018

We have served as the Company’s auditor since 2007.

Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

CMS ENERGY

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, CMS Energy’s CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2017.

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

Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, CMS Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2017. The effectiveness of CMS Energy’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting: There have been no changes in CMS Energy’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

CONSUMERS

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, Consumers’ CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2017.

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

Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Consumers’ management concluded that its internal control over financial reporting was effective as of December 31, 2017. The effectiveness of Consumers’ internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

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

Information that is required in Item 10 of this Form 10-K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2018 Annual Meetings of Shareholders to be held May 4, 2018. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

Code of Ethics

CMS Energy has adopted an employee code of ethics, entitled “CMS Energy 2018 Code of Conduct and Guide to Ethical Business Behavior” (“Employee Code”) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of CMS Energy and its affiliates, except for EnerBank, which has its own code of conduct. The Employee Code is administered by the Chief Compliance Officer of CMS Energy, who reports directly to the Audit Committee of the Board of Directors of CMS Energy. CMS Energy has also adopted a director code of ethics entitled “Board of Directors Code of Conduct” (“Director Code”) that applies to its directors. The Director Code is administered by the Audit Committee of the Board of Directors of CMS Energy. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of CMS Energy, or if none, by disinterested members of the entire Board of Directors of CMS Energy. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to CMS Energy’s CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of CMS Energy’s Director Code will be disclosed on CMS Energy’s website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.

CONSUMERS

Information that is required in Item 10 of this Form 10-K regarding executive officers is included in the Item 1. Business—CMS Energy and Consumers Executive Officers section, which is incorporated by reference herein.

Information that is required in Item 10 of this Form 10-K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2018 Annual Meetings of Shareholders to be held May 4, 2018. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

Code of Ethics

Consumers has adopted an employee code of ethics, entitled “CMS Energy 2018 Code of Conduct and Guide to Ethical Business Behavior” (“Employee Code”) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of Consumers and its affiliates, except for EnerBank, which has its own code of conduct. The Employee Code is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. Consumers has also adopted a director code of ethics entitled “Board of Directors Code of Conduct” (“Director Code”) that applies to its directors. The Director Code is administered by the Audit Committee of the Board of Directors of Consumers. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of Consumers, or if none, by disinterested members of the entire Board of Directors of Consumers. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to Consumers’ CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of Consumers’ Director Code will be disclosed on Consumers’ website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.

Item 11.          Executive Compensation

See the note below.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Presented in the following table is information regarding CMS Energy’s equity compensation plans as of December 31, 2017:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	-	$-	4,342,829

Also see the note below.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

See the note below.

Item 14.          Principal Accountant Fees and Services

See the note below.

NOTE: Information that is required by Part III—Items 11, 12, 13, and 14 of this Form 10-K is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2018 Annual Meetings of Shareholders to be held May 4, 2018. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

Part IV

Item 15.          Exhibits and Financial Statement Schedules

The following financial statements are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

•                 Consolidated Statements of Income of CMS Energy for the years ended December 31, 2017, 2016, and 2015

•                 Consolidated Statements of Comprehensive Income of CMS Energy for the years ended December 31, 2017, 2016, and 2015

•                 Consolidated Statements of Cash Flows of CMS Energy for the years ended December 31, 2017, 2016, and 2015

•                 Consolidated Balance Sheets of CMS Energy at December 31, 2017 and 2016

•                 Consolidated Statements of Changes in Equity of CMS Energy for the years ended December 31, 2017, 2016, and 2015.

•                 Consolidated Statements of Income of Consumers for the years ended December 31, 2017, 2016, and 2015

•                 Consolidated Statements of Comprehensive Income of Consumers for the years ended December 31, 2017, 2016, and 2015

•                 Consolidated Statements of Cash Flows of Consumers for the years ended December 31, 2017, 2016, and 2015

•                 Consolidated Balance Sheets of Consumers at December 31, 2017 and 2016

•                 Consolidated Statements of Changes in Equity of Consumers for the years ended December 31, 2017, 2016, and 2015

•                 Notes to the Consolidated Financial Statements

•                 Report of Independent Registered Public Accounting Firm for CMS Energy

•                 Report of Independent Registered Public Accounting Firm for Consumers

The following financial statement schedules are included below:

•                 Schedule I — Condensed Financial Information of Registrant, CMS Energy—Parent Company at December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016, and 2015

•                 Schedule II — Valuation and Qualifying Accounts and Reserves of CMS Energy for the years ended December 31, 2017, 2016, and 2015

•                 Schedule II — Valuation and Qualifying Accounts and Reserves of Consumers for the years ended December 31, 2017, 2016, and 2015

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CMS Energy—Parent Company

Condensed Statements of Income

	In Millions
Years Ended December 31	2017	2016	2015

Operating Expenses
Other operating expenses	$(9)	$(14)	$(8)
Total operating expenses	(9)	(14)	(8)

Operating Loss	(9)	(14)	(8)

Other Income (Expense)
Equity earnings of subsidiaries	633	660	625
Nonoperating retirement benefits, net	(1)	(1)	(1)
Interest income	1	1	1
Other income	2	-	-
Other expense	(31)	(19)	(9)
Total other income	604	641	616

Interest Charges
Interest on long-term debt	143	150	134
Intercompany interest expense and other	3	1	3
Total interest charges	146	151	137

Income Before Income Taxes	449	476	471
Income Tax Benefit	(11)	(75)	(52)

Net Income Available to Common Stockholders	$460	$551	$523

The accompanying notes are an integral part of these statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CMS Energy—Parent Company

Condensed Statements of Cash Flows

			In Millions
Years Ended December 31	2017	2016	2015

Cash Flows from Operating Activities
Net cash provided by operating activities	$433	$422	$209

Cash Flows from Investing Activities
Investment in subsidiaries	(447)	(275)	(150)
Net cash used in investing activities	(447)	(275)	(150)

Cash Flows from Financing Activities
Proceeds from issuance of debt	799	603	349
Issuance of common stock	83	72	43
Retirement of long-term debt	(425)	(530)	(100)
Debt prepayment costs	(18)	(18)	-
Payment of dividends on common stock	(375)	(345)	(320)
Debt issuance costs and financing fees	(3)	(5)	(3)
Change in notes payable	(47)	76	(28)
Net cash provided by (used in) financing activities	14	(147)	(59)

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	-	-	-
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	-	-	-

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$-	$-	$-

The accompanying notes are an integral part of these statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CMS Energy—Parent Company

Condensed Balance Sheets

ASSETS
		In Millions
December 31	2017	2016

Current Assets
Notes and accrued interest receivable	$5	$2
Accounts receivable, including intercompany and related parties	7	7
Federal income tax receivable	77	-
Accrued taxes	57	51
Prepayments and other current assets	1	1
Total current assets	147	61

Other Non-current Assets
Notes receivable	-	3
Deferred income taxes	269	366
Investments in subsidiaries	7,202	6,674
Other investments – DB SERP	25	26
Other	2	4
Total other non-current assets	7,498	7,073

Total Assets	$7,645	$7,134

LIABILITIES AND EQUITY
In Millions
December 31	2017	2016

Current Liabilities
Current portion of long-term debt	$225	$-
Accounts and notes payable, including intercompany and related parties	87	141
Accrued interest, including intercompany	34	28
Other current liabilities	5	10
Total current liabilities	351	179

Non-current Liabilities
Long-term debt	2,830	2,678
Postretirement benefits	21	21
Other non-current liabilities	2	3
Total non-current liabilities	2,853	2,702

Equity
Common stockholders’ equity	4,441	4,253

Total Liabilities and Equity	$7,645	$7,134

The accompanying notes are an integral part of these statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

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

2:                Guarantees

CMS Energy has issued guarantees with a maximum potential obligation of $334 million on behalf of some of its wholly owned subsidiaries and related parties. CMS Energy’s maximum potential obligation consists primarily of potential payments:

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

CMS Energy Corporation

Years Ended December 31, 2017, 2016, and 2015

					In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for uncollectible accounts[1]
2017	$24	$29	$-	$33	$20
2016	28	31	-	35	24
2015	40	50	-	62	28

Deferred tax valuation allowance
2017	$5	$10	$-	$-	$15
2016	4	1	-	-	5
2015	2	3	(1)	-	4

Allowance for notes receivable[1]
2017	$16	$20	$-	$16	$20
2016	9	19	-	12	16
2015	8	8	-	7	9

1                   Deductions represent write-offs of uncollectible accounts, net of recoveries.

Consumers Energy Company

Years Ended December 31, 2017, 2016, and 2015

					In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for uncollectible accounts[1]
2017	$24	$29	$-	$33	$20
2016	28	31	-	35	24
2015	39	50	-	61	28

Deferred tax valuation allowance
2017	$-	$-	$-	$-	$-
2016	-	-	-	-	-
2015	1	-	(1)	-	-

1                   Deductions represent write-offs of uncollectible accounts, net of recoveries.

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

				Indentures Supplemental thereto:

4.1.a	1-5611	4.2	—	100th dated as of 3/24/05 (Form 8-K filed March 30, 2005)

4.1.b	1-5611	4.2	—	104th dated as of 8/11/05 (Form 8-K filed August 11, 2005)

4.1.c	1-5611	4.1	—	108th dated as of 3/14/08 (Form 8-K filed March 14, 2008)

4.1.d	1-5611	4.1	—	110th dated as of 9/12/08 (Form 8-K filed September 12, 2008)

4.1.e	1-5611	4.1	—	111th dated as of 3/6/09 (Form 8-K filed March 6, 2009)

4.1.f	1-5611	4.1	—	112th dated as of 9/1/10 (Form 8-K filed September 7, 2010)

4.1.g	1-5611	4.1	—	113th dated as of 10/15/10 (Form 8-K filed October 20, 2010)

4.1.h	1-5611	4.1	—	114th dated as of 3/31/11 (Form 8-K filed April 6, 2011)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.1.i	1-5611	4.1	—	116th dated as of 9/1/11 (Form 10-Q for the quarterly period ended September 30, 2011)

4.1.j	1-5611	4.1	—	117th dated as of 5/8/12 (Form 8-K filed May 8, 2012)

4.1.k	1-5611	4.1	—	119th dated as of 8/3/12 (Form 10-Q for the quarterly period ended September 30, 2012)

4.1.l	1-5611	4.1	—	120th dated as of 12/17/12 (Form 8-K filed December 20, 2012)

4.1.m	1-5611	4.1	—	121st dated as of 5/17/13 (Form 8-K filed May 17, 2013)

4.1.n	1-5611	4.1	—	122nd dated as of 8/9/13 (Form 8-K filed August 9, 2013)

4.1.o	1-5611	4.1	—	123rd dated as of 12/20/13 (Form 8-K filed December 27, 2013)

4.1.p	1-5611	4.1	—	124th dated as of 8/18/2014 (Form 8-K filed August 18, 2014)

4.1.q	1-5611	4.1	—	125th dated as of 11/6/2015 (Form 8-K filed November 6, 2015)

4.1.r	1-5611	4.1	—	126th dated as of 11/23/2015 (Form 8-K filed November 25, 2015)

4.1.s	1-5611	4.1	—	127th dated as of 8/10/16 (Form 8-K filed August 10, 2016)

4.1.t	1-5611	4.1	—	128th dated as of 2/22/17 (Form 8-K filed February 22, 2017)

4.1.u	1-5611	4.1	—	129th dated as of 9/28/17 (Form 8-K filed September 28, 2017)

4.1.v	1-5611	4.1		130th dated as of 11/15/17 (Form 8-K filed November 15, 2017)

4.2	1-5611	(4)(b)	—	Indenture dated as of January 1, 1996 between Consumers and The Bank of New York Mellon, as Trustee (Form 10-K for the fiscal year ended December 31, 1995)

4.3	1-5611	(4)(c)	—	Indenture dated as of February 1, 1998 between Consumers and The Bank of New York Mellon (formerly The Chase Manhattan Bank), as Trustee (Form 10-K for the fiscal year ended December 31, 1997)

4.4[1]	33-47629	(4)(a)	—	Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee (Form S-3 filed May 1, 1992)

				Indentures Supplemental thereto:

4.4.a1	1-9513	4.3	—	23rd dated as of 6/15/09 (Form 8-K filed June 15, 2009)

4.4.b1	1-9513	4.1	—	24th dated as of 1/14/10 (Form 8-K filed January 14, 2010)

4.4.c1	1-9513	4.1	—	28th dated as of 3/12/12 (Form 8-K filed March 12, 2012)

4.4.d1	1-9513	4.1	—	29th dated as of 3/22/13 (Form 8-K filed March 22, 2013)

4.4.e1	1-9513	4.1	—	30th dated as of 2/27/14 (Form 8-K filed February 27, 2014)

4.4.f1	1-9513	4.2	—	31st dated as of 2/27/14 (Form 8-K filed February 27, 2014)

4.4.g1	1-9513	4.1	—	32nd dated as of 11/9/15 (Form 8-K filed November 9, 2015)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.4.h1	1-9513	4.1	—	33rd dated as of 5/5/16 (Form 8-K filed May 5, 2016)

4.4.i1	1-9513	4.1	—	34th dated as of 11/3/16 (Form 8-K filed November 3, 2016)

4.4.j1	1-9513	4.1	—	35th dated as of 2/13/17 (Form 8-K filed February 13, 2017)

4.5[1]	1-9513	(4a)	—	Indenture dated as of June 1, 1997 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed July 1, 1997)

				Indenture Supplemental thereto:

4.5.a1			—	5th dated as of 2/13/18

10.1[2]	1-9513	(10)(g)	—	2004 Form of Executive Severance Agreement (Form 10-Q for the quarterly period ended September 30, 2009)

10.2[2]	1-9513	10.3	—	CMS Energy’s Performance Incentive Stock Plan as amended and restated, effective March 7, 2017 (Form 10-Q for the quarterly period ended March 31, 2017)

10.3[2]	1-9513	10.2	—	CMS Energy’s Deferred Salary Savings Plan, as amended and restated, effective January 1, 2017 (Form 10-Q for the quarterly period ended March 31, 2017)

10.4[2]	1-9513	10.5	—	CMS Energy and Consumers Director’s Deferred Compensation Plan, effective as of November 30, 2007 (Form 10-K for the fiscal year ended December 31, 2014)

10.5[2]	1-9513	10.6	—

Supplemental Executive Retirement Plan for Employees of CMS Energy/Consumers effective on January 1, 1982 and as amended effective April 1, 2011 (Form 10-Q for the quarterly period ended March 31, 2011)

10.6[2]	1-9513	10.7.a	—	Defined Contribution Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2016 (Form 10-K for the fiscal year ended December 31, 2015)

10.7[2]	1-9513	10.8	—	Form of Officer Separation Agreement as of January 2017 (Form 10-K for the fiscal year ended December 31, 2016)

10.8[1]	1-9513	(10)(y)	—	Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others (Form 10-K for the fiscal year ended December 31, 1990)

10.9[1,2]	1-9513	(10)(a)	—	Form of Indemnification Agreement between CMS Energy and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)

10.10[2]	1-5611	(10)(b)	—	Form of Indemnification Agreement between Consumers and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.11[2]	1-9513	10.2	—	CMS Incentive Compensation Plan for CMS Energy and Consumers Officers as amended, effective as of March 14, 2014 (Form 10-Q for the quarterly period ended March 31, 2014)

10.11.a2	1-9513	10.17.a	—	Amendment to CMS Incentive Compensation Plan for CMS Energy and Consumers Officers effective December 17, 2015 (Form 10-K for the fiscal year ended December 31, 2015)

10.12[2]	1-9513	10.1	—	2016 Form of Change in Control Agreement (Form 8-K filed June 23, 2016)

10.13[2]	1-5611	10.2	—	Annual Employee Incentive Compensation Plan for Consumers as amended effective as of August 4, 2017 (Form 10-Q for the quarterly period ended September 30, 2017)

10.14[1]	1-9513	10.1	—	$550 million Third Amended and Restated Revolving Credit Agreement dated as of May 27, 2015 among CMS Energy, the Banks, as defined therein, and Barclays, as Agent (Form 8-K filed June 1, 2015)

10.14.a1	1-9513	10.1	—	Description of the $550 million Third Amended and Restated Revolving Credit Agreement Extension (Form 8-K filed June 1, 2016)

10.14.b1	1-9513	10.1	—	Description of the $550 million Third Amended and Restated Revolving Credit Agreement Extension (Form 8-K filed June 1, 2017)

10.15	1-5611	10.2	—	$650 million Fourth Amended and Restated Revolving Credit Agreement dated as of May 27, 2015 among Consumers, the Banks, as defined therein, and JPMorgan, as Agent (Form 8-K filed June 1, 2015)

10.15.a	1-5611	10.2	—	Description of the $650 million Fourth Amended and Restated Revolving Credit Agreement Extension (Form 8-K filed June 1, 2016)

10.15.b	1-5611	10.2	—	Description of the $650 million Fourth Amended and Restated Revolving Credit Agreement Extension (Form 8-K filed June 1, 2017)

10.16[1]	1-9513	10.3	—	Pledge and Security Agreement dated as of March 31, 2011, made by CMS Energy to Barclays Bank PLC, as Administrative Agent for the Banks, as defined therein (Form 8-K filed April 6, 2011)

10.17	1-5611	10.1	—	$250 million secured Revolving Credit Agreement dated as of November 23, 2015 between Consumers and The Bank of Nova Scotia (Form 8-K filed November 25, 2015)

10.17.a	1-5611	10.1	—	Description of the $250 million Secured Revolving Credit Agreement Extension (Form 8-K filed November 23, 2016)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.17.b	1-5611	10.1	—	Description of the Second Extension to the $250 million secured Revolving Credit Agreement (Form 8-K filed November 27, 2017)

10.18[2]	1-9513	10.1	—

Consumers and other CMS Energy Companies Retired Executives Survivor Benefit Plan for Management/ Executive Employees, distributed July 1, 2011 (Form 10-Q for the quarterly period ended September 30, 2011)

10.19[1]	1-9513	10.1	—	$180,000,000 Term Loan Credit Agreement dated as of June 11, 2015 among CMS Energy, the financial institutions named therein, and JPMorgan Chase Bank, N.A., as Agent (Form 8-K filed June 16, 2015)

10.19.a1	1-9513	10.3	—	Description of the $180,000,000 Term Loan Credit Agreement Extension (Form 10-Q for the quarterly period ended March 31, 2016)

10.19.b1	1-9513	10.4	—	Description of the second $180,000,000 Term Loan Credit Agreement Extension (Form 10-Q for the quarterly period ended March 31, 2017)

10.20	1-5611	10.1	—	Form of Commercial Paper Dealer Agreement between Consumers, as Issuer, and the Dealer party thereto (Form 10-Q for the quarterly period ended September 30, 2014)

10.21	1-5611	10.1	—	Bond Purchase Agreement between Consumers Energy and each of the Purchasers named therein (Form 8-K filed August 29, 2017)

10.22[1]	1-9513	10.1	—

$225,000,000 Term Loan Credit Agreement dated as of December 21, 2017 among CMS Energy, the financial institutions named therein, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Agent (Form 8-K filed December 22, 2017)

12.1			—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

12.2			—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

21.1			—	Subsidiaries of CMS Energy and Consumers

23.1			—	Consent of PricewaterhouseCoopers LLP for CMS Energy

23.2			—	Consent of PricewaterhouseCoopers LLP for Consumers

31.1			—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2			—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3			—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4			—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1			—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
32.2			—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1[1]	333-221134	99.1	—	CMS Energy Stock Purchase Plan, as amended and restated October 26, 2017 (Form S-3ASR filed October 26, 2017)

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema

101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF			—	XBRL Taxonomy Extension Definition Linkbase

101.LAB			—	XBRL Taxonomy Extension Labels Linkbase

101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase

1              Obligations of CMS Energy or its subsidiaries, but not of Consumers.

2              Management contract or compensatory plan or arrangement.

Exhibits that have been previously filed with the SEC, designated above, are incorporated herein by reference and made a part hereof.

Item 16.          Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February 2018.

CMS ENERGY CORPORATION

By:	/s/ Patricia K. Poppe
Patricia K. Poppe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities indicated and on the 14th day of February 2018.

/s/ Patricia K. Poppe	/s/ Stephen E. Ewing
Patricia K. Poppe	Stephen E. Ewing, Director
President and Chief Executive Officer, and Director
(Principal Executive Officer)
/s/ William D. Harvey
William D. Harvey, Director
/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President	/s/ Philip R. Lochner, Jr.
and Chief Financial Officer	Philip R. Lochner, Jr., Director
(Principal Financial Officer)

/s/ John G. Russell
/s/ Glenn P. Barba	John G. Russell, Director
Glenn P. Barba
Vice President, Controller,
and Chief Accounting Officer	/s/ Myrna M. Soto
(Controller)	Myrna M. Soto, Director

/s/ Jon E. Barfield	/s/ John G. Sznewajs
Jon E. Barfield, Director	John G. Sznewajs, Director

/s/ Deborah H. Butler	/s/ Laura H. Wright
Deborah H. Butler, Director	Laura H. Wright, Director

/s/ Kurt L. Darrow
Kurt L. Darrow, Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February 2018.

CONSUMERS ENERGY COMPANY

By:	/s/ Patricia K. Poppe
Patricia K. Poppe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities indicated and on the 14th day of February 2018.

/s/ Patricia K. Poppe	/s/ Stephen E. Ewing
Patricia K. Poppe	Stephen E. Ewing, Director
President and Chief Executive Officer, and Director
(Principal Executive Officer)
/s/ William D. Harvey
William D. Harvey, Director
/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President	/s/ Philip R. Lochner, Jr.
and Chief Financial Officer	Philip R. Lochner, Jr., Director
(Principal Financial Officer)

/s/ John G. Russell
/s/ Glenn P. Barba	John G. Russell, Director
Glenn P. Barba
Vice President, Controller,
and Chief Accounting Officer	/s/ Myrna M. Soto
(Controller)	Myrna M. Soto, Director

/s/ Jon E. Barfield	/s/ John G. Sznewajs
Jon E. Barfield, Director	John G. Sznewajs, Director

/s/ Deborah H. Butler	/s/ Laura H. Wright
Deborah H. Butler, Director	Laura H. Wright, Director

/s/ Kurt L. Darrow
Kurt L. Darrow, Director