Form 10-Q
period 2018-03-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2018-04-26
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

CMS Energy Corporation: ☐	Consumers Energy Company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CMS Energy Corporation: Yes ☐ No ☒	Consumers Energy Company: Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 10, 2018:

CMS Energy Corporation:
CMS Energy Common Stock, $0.01 par value
(including 20,316 shares owned by Consumers Energy Company)	282,526,405
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended March 31, 2018

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2016 Energy Law
Michigan’s Public Acts 341 and 342 of 2016

2017 Form 10-K
Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2017

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

Cantera Gas Company
Cantera Gas Company LLC, a non-affiliated company, formerly known as CMS Field Services

Cantera Natural Gas, Inc.
Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CCR
Coal combustion residual

CEO
Chief Executive Officer

CERCLA
Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended

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

CMS MST
CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM in 2004

Consumers
Consumers Energy Company and its consolidated subsidiaries, unless otherwise noted; a wholly owned subsidiary of CMS Energy

CSAPR
The Cross-State Air Pollution Rule of 2011, as amended

DB Pension Plans
Defined benefit pension plans of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries

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

MDEQ
Michigan Department of Environmental Quality

METC
Michigan Electric Transmission Company, LLC, a non-affiliated company

MGP
Manufactured gas plant

Michigan Mercury Rule
Michigan Air Pollution Control Rules of 2009, as amended, Part 15: Emission Limitations and Prohibitions – Mercury

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

NAAQS
National Ambient Air Quality Standards

NPDES
National Pollutant Discharge Elimination System, a permit system for regulating point sources of pollution under the Clean Water Act

NREPA
Part 201 of Michigan’s Natural Resources and Environmental Protection Act of 1994, as amended

NSR
New Source Review, a construction-permitting program under the Clean Air Act

OPEB
Other Post-Employment Benefits

OPEB Plan
Postretirement health care and life insurance plans of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries

OSHA
Occupational Safety and Health Administration

PCB
Polychlorinated biphenyl

PHMSA
The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration

PPA
Power purchase agreement

PSCR
Power supply cost recovery

PURPA
The Public Utility Regulatory Policies Act of 1978

RCRA
The Federal Resource Conservation and Recovery Act of 1976

REC
Renewable energy credit

ROA
Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to Michigan’s Public Acts 141 and 142 of 2000, as amended

SEC
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
Tax Cuts and Jobs Act of 2017

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

This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2017 Form 10-K.

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

•                 national, regional, and local economic, competitive, and regulatory policies, conditions, and developments

•                 loss of customer demand for electric generation supply to alternative electric suppliers, increased use of distributed generation, or energy waste reduction

•                 adverse consequences of employee, director, or third-party fraud or non-compliance with codes of conduct

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

Consumers’ Sustainability Report, which is available to the public, describes the company’s commitment to world class performance and to the triple bottom line and discusses its progress in the areas of safety, environmental stewardship, social responsibility, and economic development.

People: The people element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to their employees, their customers, the residents of local communities in which the companies do business, and other stakeholders.

The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. The number of recordable safety incidents in 2017 was 65, compared with 73 in 2016 and 106 in 2015. The number of recordable safety incidents in 2017 was the lowest in Consumers’ history. In 2017, Consumers’ OSHA recordable incident rate was 0.77, compared with 0.88 in 2016 and 1.31 in 2015, and was the lowest among its EEI peer group.

CMS Energy and Consumers also place a high priority on customer value and on providing a hometown customer experience. Consumers’ customer-driven investment program is aimed at improving safety and increasing electric and gas reliability, which has resulted in measureable improvements in customer satisfaction.

Central to Consumers’ commitment to its customers are the initiatives it has undertaken to keep electricity and natural gas affordable, including:

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

Planet: The planet element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to protect the environment; this commitment extends beyond complying with the various state and federal environmental and health and safety laws and regulations to which CMS Energy and Consumers are subject. Management considers climate change risk and other environmental risks in the companies’ strategy development, business planning, and enterprise risk management processes. By November 30, 2018, CMS Energy will publish a climate assessment report of the long-term impacts on the company’s portfolio, of public policies and technological advances that are consistent with limiting global warming to no more than two degrees Celsius over pre-industrial levels.

CMS Energy and Consumers continue to focus on opportunities to protect the environment and to reduce their carbon footprint by replacing coal-fueled generation with gas-fueled generation and renewable energy. As a result of actions already taken by CMS Energy and Consumers, including the retirement of seven of Consumers’ coal-fueled electric generating units in 2016, the companies have:

•                 decreased their combined percentage of electric supply (self-generated and purchased) from coal by 16 percentage points since 2015

•                 reduced carbon dioxide emissions by over 35 percent since 2005

•                 reduced the amount of water used to generate electricity by over 35 percent since 2012

•                 reduced landfill waste disposal by over one million cubic yards since 1992

Additionally, over the last 20 years, Consumers has reduced its sulfur dioxide, nitrogen oxide, particulate matter, and mercury emissions by 90 percent.

The 2016 Energy Law aligns with Consumers’ clean and lean strategy, which focuses on increasing its generation of renewable energy, helping its customers use less energy, and offering demand response programs to reduce demand during critical peak times. Among other things, the 2016 Energy Law:

•                 raised the renewable energy standard from the present ten-percent requirement to 12.5 percent by 2019 and 15 percent by 2021

•                 established a goal of 35 percent combined renewable energy and energy waste reduction by 2025

•                 authorized incentives for demand response programs and expanded existing incentives for energy efficiency programs, referring to the combined initiatives as energy waste reduction programs

In February 2018, Consumers announced its clean energy breakthrough goal: to reduce carbon emissions by 80 percent and to eliminate the use of coal to generate electricity by 2040. Consequently, Consumers expects to generate about 40 percent of its energy from renewable sources and energy storage by 2040. Consumers plans to meet these goals through retirement of its coal-fueled electric generating units and through continued investment in renewable energy, energy efficiency, demand response, and the modernization of its natural gas system. These actions will also enable Consumers to meet the requirements set by the 2016 Energy Law and to fulfill customer demand beyond the renewable energy standard. Additionally, CMS Energy will continue to pursue further opportunities for the development of renewable generation projects through its non-utility businesses.

In a further effort to advance its environmental stewardship in Michigan and to meet the requirements of present and future regulations, in February 2018 Consumers also announced these additional five-year targets:

•                 to reduce its water use by one billion gallons

•                 to reduce the amount of waste taken to landfills by 35 percent

•                 to enhance, restore, or protect 5,000 acres of land

CMS Energy and Consumers are monitoring numerous legislative, policy, and regulatory initiatives, including those to regulate greenhouse gases, and related litigation, as well as a potential Michigan referendum on renewable energy. While CMS Energy and Consumers cannot predict the outcome of these matters, which could have a material effect on the companies, they intend to continue to move forward with their clean energy plan, their carbon reduction goals, and their emphasis on supply diversity.

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

For the three months ended March 31, 2018, CMS Energy’s net income available to common stockholders was $241 million, and diluted EPS were $0.86. This compares with net income available to common stockholders of $199 million and diluted EPS of $0.71 for the three months ended March 31, 2017. In 2018, higher gas sales, electric and gas rate increases, and lower postretirement benefits and service-restoration costs were offset partially by higher depreciation on increased plant in service. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.

Consumers projects that its electric and gas weather-normalized deliveries will remain stable through 2022. This outlook reflects growth in electric demand offset by energy waste reduction programs, and growth in gas demand offset by energy efficiency and conservation.

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

•                 Electric Rate Case: In March 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $173 million, based on a 10.5 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. In September 2017, Consumers reduced its requested annual rate increase to $148 million. The MPSC issued an order in March 2018, authorizing an annual rate increase of $66 million, based on a 10.0 percent authorized return on equity.

•                 Gas Rate Case: In October 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $178 million, based on a 10.5 percent authorized return on equity. The largest component of the request was an annual revenue requirement of $162 million related to infrastructure investment and related costs that would allow Consumers to improve system safety, capacity, and deliverability. In March 2018, Consumers reduced its requested revenue requirement to $145 million, before taking into consideration any impact of the TCJA. Consumers further reduced its requested revenue requirement to $83 million to reflect the impact of the TCJA, offset partially by an increase in the authorized return on equity to 10.75 percent to compensate for the anticipated negative effects of tax reform on Consumers’ cash flows from operating activities.

The filing also seeks approval of two rate adjustment mechanisms: a revenue decoupling mechanism and an investment recovery mechanism. The revenue decoupling mechanism would annually reconcile Consumers’ actual weather-normalized nonfuel revenues with the revenues approved by the MPSC. The investment recovery mechanism would provide for additional annual rate increases of $39 million beginning in July 2019 and another $39 million beginning in July 2020 for incremental investments that Consumers plans to make in those years, subject to reconciliation. In March 2018, Consumers modified its request for the investment recovery mechanism to reduce the annual rate increase to $25 million beginning in July 2019 and another $25 million beginning in July 2020. The request was reduced to reflect several adjustments proposed by the MPSC Staff. These future investments are intended to help ensure adequate system capacity and deliverability. The MPSC previously approved an investment recovery mechanism in July 2017 that will be in effect until rates are changed in the pending proceeding.

•                 Tax Cuts and Jobs Act: The TCJA, which changed existing federal tax law and included numerous provisions that affect businesses, was signed into law in December 2017. Subsequently, the MPSC ordered all rate-regulated utilities in Michigan to report the impact that the new federal tax law will have on their customers. Consumers filed its response to the MPSC in January 2018, indicating that the TCJA reduces its annual electric revenue requirement by an estimated $116 million, and reduces its annual gas revenue requirement by an estimated $49 million. These amounts exclude potential refunds associated with Consumers’ remeasurement of its deferred income taxes. In February 2018, the MPSC ordered Consumers to file various proceedings to implement bill credits during 2018 in order to reflect the reduction in its annual electric and gas revenue requirements, and to address the remeasurement of its deferred income taxes and any other impacts of the TCJA on customers. Consumers filed the first of these proceedings in March 2018, requesting a $48 million reduction in its annual gas revenue requirement.

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

RESULTS OF OPERATIONS

CMS Energy Consolidated Results of Operations

	In Millions, Except Per Share Amounts
Three Months Ended March 31	2018	2017	Change
Net Income Available to Common Stockholders	$241	$199	$42
Basic Earnings Per Average Common Share	$0.86	$0.71	$0.15
Diluted Earnings Per Average Common Share	$0.86	$0.71	$0.15

In Millions
Three Months Ended March 31	2018	2017	Change
Electric utility	$139	$124	$15
Gas utility	103	87	16
Enterprises	15	12	3
Corporate interest and other	(16)	(24)	8
Net Income Available to Common Stockholders	$241	$199	$42

Presented in the following table are specific after-tax changes to CMS Energy’s net income available to common stockholders for the three months ended March 31, 2018 versus 2017:

	In Millions
Three Months Ended March 31, 2017		$ 199
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$ (5)
Gas sales	20
Electric rate increase	12
Gas rate increase	10
OPEB Plan changes	14
2017 service restoration costs following severe storms	8
Depreciation and amortization	(12)
Other, including $9 million intercompany gain in 2017	(16)	31
Enterprises
Lower tax expense		3
Corporate interest and other
Elimination of intercompany gain		9
Lower tax benefit		(1)
Three Months Ended March 31, 2018		$ 241

Consumers Electric Utility Results of Operations

For the three months ended March 31, 2018, Consumers electric utility’s net income available to common stockholders was $139 million. This compares with net income available to common stockholders of $124 million for the three months ended March 31, 2017. In 2018, higher net income was due primarily to a rate increase and favorable cost performance. Lower tax expense in 2018 resulting from the TCJA was offset fully by a reduction in revenue to reflect Consumers’ obligation to refund TCJA-related benefits to its customers. Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three months ended March 31, 2018 versus 2017:

	In Millions
Three Months Ended March 31, 2017		$ 124
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including the impacts of the March 2018 order	$ 15
Higher energy waste reduction program revenues	9
Lower sales	(3)
Lower other revenues	(3)	$ 18
Revenue reserve for impacts of the TCJA
Reserve for future customer refunds[2]		(35)
Maintenance and other operating expenses
2017 service restoration costs following severe storms	11
Higher energy waste reduction program costs	(9)
Higher forestry costs	(3)
Lower other operating and maintenance expenses	5	4
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(6)
General taxes
Settlement of a property tax appeal related to the Zeeland plant in 2017	(10)
Settlement of a property tax appeal related to the Campbell plant in 2018	9	(1)
Other income, net of expenses
Impact of OPEB Plan changes approved in November 2017	11
2017 gain on the donation of CMS Energy stock[3]	(9)
Lower other income, net of expenses	(2)	-
Interest charges
Higher PSCR interest expense		(2)
Income taxes
Reduction of the corporate income tax rate due to the TCJA	27
Lower electric utility earnings	8
Research and development tax credits[4]	6
Higher other income taxes	(4)	37
Three Months Ended March 31, 2018		$ 139

1              Deliveries to end-use customers were 9.2 billion kWh in 2018 and 2017.

2              See Note 2, Regulatory Matters.

3              Gain at segment is eliminated on CMS Energy’s consolidated statements of income.

4              See Note 9, Income Taxes.

Consumers Gas Utility Results of Operations

For the three months ended March 31, 2018, Consumers gas utility’s net income available to common stockholders was $103 million. This compares with net income available to common stockholders of $87 million for the three months ended March 31, 2017. In 2018, higher net income was due primarily to increased sales and a rate increase, offset partially by costs associated with higher capital spending. Lower tax expense in 2018 resulting from the TCJA was offset fully by a reduction in revenue to reflect Consumers’ obligation to refund TCJA-related benefits to its customers. Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three months ended March 31, 2018 versus 2017:

	In Millions
Three Months Ended March 31, 2017		$ 87
Reasons for the change
Gas deliveries[1] and rate increases
Higher sales, due primarily to colder weather	$ 29
Higher energy waste reduction program revenues	17
Rate increase	13
Lower other revenues	(1)	$ 58
Revenue reserve for impacts of the TCJA
Reserve for future customer refunds[2]		(27)
Maintenance and other operating expenses
Higher energy waste reduction program costs	(17)
Higher other operating and maintenance expenses	(5)	(22)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(10)
General taxes
Higher property taxes, reflecting higher capital spending		(5)
Other income, net of expenses
Impact of OPEB Plan changes approved in November 2017	8
2017 gain on the donation of CMS Energy stock[3]	(5)	3
Interest charges		(1)
Income taxes
Reduction of the corporate income tax rate due to the TCJA	21
Higher other income taxes	(1)	20
Three Months Ended March 31, 2018		$ 103

1              Deliveries to end-use customers were 133 bcf in 2018 and 119 bcf in 2017.

2              See Note 2, Regulatory Matters.

3              Gain at segment is eliminated on CMS Energy’s consolidated statements of income.

Enterprises Results of Operations

Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the three months ended March 31, 2018 versus 2017:

In Millions
Three Months Ended March 31, 2017	$12
Reason for the change
Reduction of the corporate income tax rate due to the TCJA	$3
Three Months Ended March 31, 2018	$15

Corporate Interest and Other Results of Operations

Presented in the following table are the detailed after-tax changes to corporate interest and other results for the three months ended March 31, 2018 versus 2017:

In Millions
Three Months Ended March 31, 2017	$(24)
Reasons for the change
2017 elimination of an intercompany gain on the donation of CMS Energy stock[1]	$9
Reduction of the corporate income tax rate due to the TCJA	(1)
Three Months Ended March 31, 2018	$(16)

1              Gain at electric and gas utility segments is eliminated on CMS Energy’s consolidated statements of income.

CASH POSITION, INVESTING, AND FINANCING

At March 31, 2018, CMS Energy had $227 million of consolidated cash and cash equivalents, which included $32 million of restricted cash and cash equivalents. At March 31, 2018, Consumers had $146 million of consolidated cash and cash equivalents, which included $31 million of restricted cash and cash equivalents. For additional details, see Note 12, Cash and Cash Equivalents.

Operating Activities

For the three months ended March 31, 2018, net cash provided by operating activities at CMS Energy increased $62 million compared with 2017 and net cash provided by operating activities at Consumers increased $72 million compared with 2017. The TCJA had no impact on net cash provided by operating activities for the three months ended March 31, 2018, because CMS Energy made no income tax payments, and because Consumers’ rates do not yet reflect the anticipated reduction in its revenue requirements related to the TCJA. Presented in the following table are specific components of the changes to net cash provided by operating activities for the three months ended March 31, 2018 versus 2017:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2017	$646
Reasons for the change
Higher net income	$42
Unfavorable impact of changes in core working capital,[1] including lower overcollections of PSCR charges	(55)
Favorable impact of changes in other assets and liabilities, including the collection of an increased surcharge to fund Consumers’ energy waste reduction plan and lower prepayments of expenses	75
Three Months Ended March 31, 2018	$708
Consumers
Three Months Ended March 31, 2017	$648
Reasons for the change
Higher net income	$31
Unfavorable impact of changes in core working capital,[1] including lower overcollections of PSCR charges	(59)
Favorable impact of changes in other assets and liabilities, including the collection of an increased surcharge to fund Consumers’ energy waste reduction plan and lower prepayments of expenses	100
Three Months Ended March 31, 2018	$720

1              Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds related to PSCR and GCR overrecoveries.

Investing Activities

Presented in the following table are specific components of the changes to net cash used in investing activities for the three months ended March 31, 2018 versus 2017:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2017	$(346)
Reasons for the change
Higher capital expenditures	$(57)
Changes in EnerBank notes receivable, reflecting growth in consumer lending	(19)
Proceeds from the sale of EnerBank notes receivable in 2017	(19)
Higher costs to retire property and other investing activities	(15)
Three Months Ended March 31, 2018	$(456)
Consumers
Three Months Ended March 31, 2017	$(382)
Reasons for the change
Higher capital expenditures	$(53)
Higher costs to retire property and other investing activities	(9)
Three Months Ended March 31, 2018	$(444)

Financing Activities

Presented in the following table are specific components of net cash used in financing activities for the three months ended March 31, 2018 and 2017:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2017	$(94)
Reasons for the change
Lower debt issuances	$(673)
Lower debt retirements	295
Lower repayments under Consumers’ commercial paper program	228
Changes in EnerBank certificates of deposit, reflecting higher borrowings	20
Higher payments of dividends on common stock	(7)
Lower payments on capital leases and other financing activities	2
Three Months Ended March 31, 2018	$(229)
Consumers
Three Months Ended March 31, 2017	$(206)
Reasons for the change
Lower debt issuances	$(349)
Lower stockholder contribution from CMS Energy	(150)
Lower payments of dividends on common stock	29
Lower debt retirements	250
Lower repayments under Consumers’ commercial paper program	228
Lower payments on capital leases and other financing activities	3
Three Months Ended March 31, 2018	$(195)

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization—Dividend Restrictions. For the three months ended March 31, 2018, Consumers paid $119 million in dividends on its common stock to CMS Energy.

As a result of a provision in the TCJA, CMS Energy is required to recover all alternative minimum tax credits over the next four years through offsets of regular tax and through cash refunds. CMS Energy expects to be able to offset regular tax through the use of federal net operating loss carryforwards and, accordingly, receive alternative minimum tax credit refunds through 2021. Another provision in the TCJA excludes rate-regulated utilities from 100 percent cost expensing of certain property after September 27, 2017. This provision will cause Consumers to make higher tax-sharing payments to CMS Energy during that period, which in turn might permit CMS Energy to maintain lower levels of debt in order to invest in its businesses, pay dividends, and fund its general obligations. Consumers expects to have sufficient funding sources available to issue credits to customers for all impacts of the TCJA.

In March 2017, CMS Energy entered into an updated continuous equity offering program. Under this program, CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million. In 2017, CMS Energy issued common stock under this program and received net proceeds of $70 million.

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

At March 31, 2018, CMS Energy had $499 million of its secured revolving credit facility available and Consumers had $878 million available. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity. At March 31, 2018, no commercial paper notes were outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Note 4, Financings and Capitalization.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At March 31, 2018, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of March 31, 2018, as presented in the following table:

March 31, 2018
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

Off-Balance-Sheet Arrangements

CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $153 million at March 31, 2018. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments—Guarantees.

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

Consumers Electric Utility Outlook and Uncertainties

Energy Resource Planning: While Consumers continues to experience increasing demand for electricity due to Michigan’s growing economy and increased use of air conditioning, consumer electronics, and other electric devices, it expects that increase in demand to be offset by the effects of energy efficiency and conservation. In order to address future capacity requirements, Consumers has developed a comprehensive clean energy plan designed to meet the short-term and long-term electricity needs of its customers. Presently, Consumers is reconsidering and realigning this plan in accordance with the integrated planning process established by the 2016 Energy Law. Consumers will file its integrated resource plan with the MPSC in June 2018.

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

In December 2017, Consumers filed a petition with the MPSC requesting corrections to the pricing calculations and capacity purchase model set in the order. Subsequently, the MPSC suspended the implementation of the order and reopened the proceeding. In February 2018, the MPSC issued an order limiting Consumers’ obligation to pay the full avoided capacity cost, which is based on the cost of a natural gas combustion turbine under the new avoided-cost formula, to existing qualifying facilities upon the expiration of outstanding contracts and to the first 150 MW of new generation projects that qualify under PURPA. The February 2018 order also set a schedule to resolve the remaining issues.

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

In conjunction with its renewable energy plan, Consumers obtained the MPSC’s approval to construct two additional phases at its Cross Winds® Energy Park. Phase II of the park, with a nameplate capacity of 44 MW, became operational in January 2018. Consumers began construction of Phase III, with a planned nameplate capacity of 76 MW, in June 2017 and expects it to be operational in 2020. Both phases of the project are expected to qualify for certain federal production tax credits, which are expected to generate cost savings that will be passed on to customers.

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

Voluntary Large Customer Renewable Energy Pilot Program: In February 2018, Consumers began providing service under a pilot program that provides large full-service electric customers with the opportunity to advance the development of renewable energy beyond the requirements of the 2016 Energy Law. Under the pilot program, customers may match up to 100 percent of their energy use with renewable energy generated from wind resources. In August 2017, the MPSC conditionally approved the pilot program through October 2018 and instructed Consumers to submit the program for review as a voluntary green pricing program under provisions of the 2016 Energy Law. Consumers submitted this program for review in October 2017.

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

Consumers expects weather-normalized electric deliveries in 2018 and over the next five years to remain stable relative to 2017. This outlook reflects modest growth in electric demand offset by the effects of energy waste reduction programs and appliance efficiency standards. Actual delivery levels will depend on:

•                 energy conservation measures and results of energy waste reduction programs

•                 weather fluctuations

•                 Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity

Electric ROA: Under Michigan law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-normalized retail sales for the preceding calendar year. At March 31, 2018, electric deliveries under the ROA program were at the ten-percent limit. Of Consumers’ 1.8 million electric customers, 286 customers, or 0.02 percent, purchased electric generation service under the ROA program.

The 2016 Energy Law, which became effective in April 2017, established a path to ensure that forward capacity is secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. The new law also authorized the MPSC to ensure that alternative electric suppliers have procured enough capacity to cover their anticipated capacity requirements for the four-year forward period. In November 2017, the MPSC issued an order establishing a state reliability mechanism for Consumers. Under this mechanism, beginning June 1, 2018, if an alternative electric supplier does not demonstrate that it has procured its capacity requirements for the four-year forward period, its customers will pay a set charge to the utility for capacity that is not provided by the alternative electric supplier. For the MISO planning year beginning June 1, 2018, all alternative electric suppliers have demonstrated that they have procured their capacity requirements.

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

Air Quality: CSAPR, which became effective in 2015, requires Michigan and 27 other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states. In 2016, the EPA finalized new ozone season standards for CSAPR, which became effective in May 2017. CSAPR is presently being litigated; however, any decision will not impact Consumers’ compliance strategy, as Consumers expects its emissions to be within the CSAPR allowance allocations.

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

In 2015, the EPA released its new rule to lower the NAAQS for ozone. The new ozone NAAQS will make it more difficult to construct or modify power plants in many areas of the country, including some parts of Michigan, if the areas are designated to be in nonattainment of the new standard. The NAAQS for ozone are presently being litigated and the EPA’s decision on nonattainment areas is expected in 2018. Consumers is monitoring the designation process of this rule, as well as the litigation.

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

Also in 2015, the EPA published final rules pursuant to Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units, calling the rules the “Clean Power Plan.” The rules required a 32-percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels), and states choosing not to develop their own implementation plans would be subject to the federal plan. Certain states, corporations, and industry groups initiated litigation opposing the proposed Clean Power Plan, and in 2016, the U.S. Supreme Court stayed the Clean Power Plan while the litigation proceeded. In March 2017, the EPA and other federal agencies were directed to review rules and policies that burden domestic energy production, including the Clean Power Plan. The EPA subsequently filed motions to hold the Section 111(b) and Clean Power Plan litigation in abeyance while it reconsiders the rule. In October 2017, the EPA published a proposal to repeal the Clean Power Plan and is reviewing comments received.

The EPA has also announced that it intends to begin the rulemaking process for a replacement rule that conforms to the new legal interpretation set forth in the published proposed repeal of the Clean Power Plan. In December 2017, the EPA published an advance notice of proposed rulemaking soliciting information on whether the EPA should replace the Clean Power Plan and, if so, how it should be replaced. It is expected that the EPA will propose a replacement rule in 2018. Consumers does not expect that any changes to the Clean Power Plan will have an adverse impact on its environmental strategy.

In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. Although the U.S. subsequently withdrew from the Paris Agreement, it has stated a desire to renegotiate a new agreement in the future. Consumers does not expect any adverse changes to its environmental strategy as a result of these events.

While Consumers cannot predict the outcome of changes in U.S. policy or of other legislative or regulatory initiatives involving the potential regulation of greenhouse gases, it intends to continue to move forward with its clean energy plan, its present carbon reduction target, and its emphasis on supply diversity. Consumers will continue to monitor regulatory and legislative activity and related litigation regarding greenhouse gas emissions standards that may affect electric generating units.

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

Furthermore, Congress passed legislation in 2016 that allows states to develop a permitting program for CCR under RCRA, and Michigan is taking steps to adopt such a program. In March 2018, the EPA proposed the first of two rules intended to amend the 2015 final rule. In the proposed rule, the EPA put forth several provisions that would allow states or the EPA to incorporate flexibilities into their permitting process. Consumers may need to adjust its recorded ARO associated with coal ash disposal sites depending on the outcome of its submissions to the MDEQ and on a future RCRA permitting program under MDEQ, if the EPA approves a state-level program. Consumers has historically been authorized to recover in electric rates costs incurred related to cleanup and closure of coal ash disposal sites.

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

In 2015, the EPA and the U.S. Army Corps of Engineers published a final rule redefining “waters of the United States,” which designates the EPA’s jurisdiction under the Clean Water Act. Numerous states and other interested parties, including Michigan’s Attorney General, have filed suits in federal courts to block the rule, which subsequently was stayed in 2015 while litigation ensued. In January 2018, the U.S. Supreme Court unanimously ruled that the federal district courts, not the federal appellate courts, had jurisdiction over challenges to the 2015 rule. Consequently, in February 2018, the U.S. Court of Appeals for the Sixth Circuit lifted the stay of the rule. The EPA has published a notice that prevents the 2015 rule from going into effect until February 2020 in an attempt to maintain consistency and provide certainty for regulated entities while the agencies continue to consider possible revisions to the 2015 rule. The 2015 rule changes the scope of water and wetlands regulations; however, the EPA has delegated authority to manage the Michigan wetlands program to the MDEQ. As a result, regardless of whether the 2015 rule is rescinded or maintained, Consumers will continue to operate under Michigan’s wetlands regulations, and under the applicable state and federal water jurisdictional regulations. Thus, Consumers does not expect any adverse changes to its environmental strategy as a result of these events.

Many of Consumers’ facilities maintain NPDES permits, which are renewed every five years and are vital to the facilities’ operations. Failure of the MDEQ to renew any NPDES permit, a successful appeal against a permit, or onerous terms contained in a permit could have a significant detrimental effect on the operations of a facility.

Other Matters: Other electric environmental matters could have a material impact on Consumers’ outlook. For additional details on other electric environmental matters, see Note 3, Contingencies and Commitments—Consumers Electric Utility Contingencies—Electric Environmental Matters.

Consumers Gas Utility Outlook and Uncertainties

Gas Deliveries: Consumers’ gas customer deliveries are seasonal. The peak demand for natural gas occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel. Consumers expects weather-normalized gas deliveries in 2018 and over the next five years to remain stable relative to 2017. This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this expectation due to:

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

Gas Rate Case: In October 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $178 million, based on a 10.5 percent authorized return on equity. The largest component of the request was an annual revenue requirement of $162 million related to infrastructure investment and related costs that would allow Consumers to improve system safety, capacity, and deliverability. In March 2018, Consumers reduced its requested revenue requirement to $145 million, before taking into consideration any impact of the TCJA. Consumers further reduced its requested revenue requirement to $83 million to reflect the impact of the TCJA, offset partially by an increase in the authorized return on equity to 10.75 percent to compensate for the anticipated negative effects of tax reform on Consumers’ cash flows from operating activities.

The filing also seeks approval of two rate adjustment mechanisms: a revenue decoupling mechanism and an investment recovery mechanism. The revenue decoupling mechanism would annually reconcile Consumers’ actual weather-normalized nonfuel revenues with the revenues approved by the MPSC. The investment recovery mechanism would provide for additional annual rate increases of $39 million beginning in July 2019 and another $39 million beginning in July 2020 for incremental investments that Consumers plans to make in those years, subject to reconciliation. In March 2018, Consumers modified its request for the investment recovery mechanism to reduce the annual rate increase to $25 million beginning in July 2019 and another $25 million beginning in July 2020. The request was reduced to reflect several adjustments proposed by the MPSC Staff. These future investments are intended to help ensure adequate system capacity and deliverability. The MPSC previously approved an investment recovery mechanism in July 2017 that will be in effect until rates are changed in the pending proceeding.

Gas AMR: In areas where it provides only natural gas to customers, Consumers began the deployment of its Gas AMR technology in 2017 and expects to complete the project in 2019. Under this program, Consumers plans to install communication modules on 1.1 million gas meters, allowing it to conduct drive-by meter reading. As of March 31, 2018, Consumers had installed 269,000 communication modules.

Gas Pipeline and Storage Integrity and Safety: In 2016, PHMSA published a notice of proposed rulemaking that would expand federal safety standards for gas transmission pipelines. The rule could cause Consumers to incur increased capital costs to install and remediate pipelines as well as operating and maintenance costs to expand inspections, maintenance, and monitoring of its existing pipelines. PHMSA expects to publish a final rule in 2018.

Also in 2016, PHMSA published an interim final rule that will establish minimum federal safety standards for underground natural gas storage facilities. As proposed, the rule could cause Consumers to incur increased capital and operating and maintenance costs to expand inspections, maintenance, and monitoring of its underground gas storage facilities. PHMSA expects to publish a final rule in 2018.

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

In September 2017, CMS Enterprises purchased two solar generation projects totaling 24 MW in Delta Township, Michigan. The projects are presently under construction and are expected to be completed by July 2018. Energy produced by the solar generation projects will be sold under 25-year PPAs to Lansing Board of Water and Light, a non-affiliated utility.

Trends, uncertainties, and other matters related to the enterprises segment that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:

•                 investment in and financial benefits received from renewable energy and energy storage projects

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

Other Outlook and Uncertainties

EnerBank: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank represented four percent of CMS Energy’s net assets at March 31, 2018 and four percent of CMS Energy’s net income available to common stockholders for the three months ended March 31, 2018. The carrying value of EnerBank’s loan portfolio was $1.4 billion at March 31, 2018. Its loan portfolio was funded primarily by certificates of deposit of $1.2 billion. The twelve-month rolling average net default rate on loans held by EnerBank was 1.2 percent at March 31, 2018. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of March 31, 2018.

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

CMS Energy Corporation

Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2018	2017

Operating Revenue	$1,953	$1,829

Operating Expenses
Fuel for electric generation	132	117
Purchased and interchange power	382	333
Purchased power – related parties	19	22
Cost of gas sold	381	336
Maintenance and other operating expenses	310	290
Depreciation and amortization	279	262
General taxes	87	81
Total operating expenses	1,590	1,441

Operating Income	363	388

Other Income (Expense)
Interest income	2	5
Allowance for equity funds used during construction	1	2
Income from equity method investees	3	4
Nonoperating retirement benefits, net	24	3
Other income	1	2
Other expense	(2)	(2)
Total other income	29	14

Interest Charges
Interest on long-term debt	100	100
Other interest expense	11	8
Allowance for borrowed funds used during construction	-	(1)
Total interest charges	111	107

Income Before Income Taxes	281	295
Income Tax Expense	40	96

Net Income Available to Common Stockholders	$241	$199

Basic Earnings Per Average Common Share	$0.86	$0.71
Diluted Earnings Per Average Common Share	$0.86	$0.71

Dividends Declared Per Common Share	$0.3575	$0.3325

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

		In Millions
Three Months Ended March 31	2018	2017

Net Income	$241	$199

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- for all periods	1	-

Investments
Unrealized gain (loss) on investments, net of tax of $- for all periods	(1)	1

Other Comprehensive Income	-	1

Comprehensive Income	$241	$200

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Cash Flows (Unaudited)

	In Millions
Three Months Ended March 31	2018	2017

Cash Flows from Operating Activities
Net income	$241	$199
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	279	262
Deferred income taxes and investment tax credit	37	90
Other non-cash operating activities and reconciling adjustments	10	21
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	7	37
Inventories	228	201
Accounts payable and accrued refunds	(92)	(40)
Other current and non-current assets and liabilities	(2)	(124)
Net cash provided by operating activities	708	646

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(422)	(365)
Decrease (increase) in EnerBank notes receivable	(5)	14
Proceeds from the sale of EnerBank notes receivable	-	19
Cost to retire property and other investing activities	(29)	(14)
Net cash used in investing activities	(456)	(346)

Cash Flows from Financing Activities
Proceeds from issuance of debt	250	923
Issuance of common stock	3	3
Decrease in EnerBank certificates of deposit	(9)	(29)
Payment of dividends on common stock	(101)	(94)
Retirement of debt	(180)	(475)
Decrease in notes payable	(170)	(398)
Payment of capital lease obligations and other financing costs	(22)	(24)
Net cash used in financing activities	(229)	(94)

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	23	206
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	204	257

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$227	$463

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$102	$112

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets (Unaudited)

ASSETS
		In Millions
	March 31	December 31
	2018	2017

Current Assets
Cash and cash equivalents	$195	$182
Restricted cash and cash equivalents	26	17
Accounts receivable and accrued revenue, less allowance of $19 in 2018 and $20 in 2017	1,002	1,032
Notes receivable, less allowance of $21 in 2018 and $20 in 2017	201	198
Notes receivable held for sale	2	2
Accounts receivable – related parties	13	12
Inventories at average cost
Gas in underground storage	244	458
Materials and supplies	136	133
Generating plant fuel stock	65	81
Deferred property taxes	207	257
Regulatory assets	15	20
Prepayments and other current assets	101	83
Total current assets	2,207	2,475

Plant, Property, and Equipment
Plant, property, and equipment, gross	22,878	22,506
Less accumulated depreciation and amortization	6,682	6,510
Plant, property, and equipment, net	16,196	15,996
Construction work in progress	708	765
Total plant, property, and equipment	16,904	16,761

Other Non-current Assets
Regulatory assets	1,718	1,764
Accounts and notes receivable	1,183	1,187
Investments	67	64
Other	789	799
Total other non-current assets	3,757	3,814

Total Assets	$22,868	$23,050

LIABILITIES AND EQUITY
		In Millions
	March 31	December 31
	2018	2017

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$1,286	$1,103
Notes payable	-	170
Accounts payable	534	725
Accounts payable – related parties	6	15
Accrued rate refunds	46	33
Accrued interest	77	103
Accrued taxes	265	360
Regulatory liabilities	134	80
Other current liabilities	134	195
Total current liabilities	2,482	2,784

Non-current Liabilities
Long-term debt	8,996	9,123
Non-current portion of capital leases and financing obligation	86	91
Regulatory liabilities	3,747	3,715
Postretirement benefits	778	766
Asset retirement obligations	427	430
Deferred investment tax credit	86	87
Deferred income taxes	1,326	1,269
Other non-current liabilities	307	307
Total non-current liabilities	15,753	15,788

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 282.5 shares in 2018 and 281.6 shares in 2017	3	3
Other paid-in capital	5,037	5,019
Accumulated other comprehensive loss	(61)	(50)
Accumulated deficit	(383)	(531)
Total common stockholders’ equity	4,596	4,441
Noncontrolling interests	37	37
Total equity	4,633	4,478

Total Liabilities and Equity	$22,868	$23,050

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Changes in Equity (Unaudited)

		In Millions
Three Months Ended March 31	2018	2017

Total Equity at Beginning of Period	$4,478	$4,290

Common Stock
At beginning and end of period	3	3

Other Paid-in Capital
At beginning of period	5,019	4,916
Common stock issued	8	8
Common stock repurchased	(10)	(12)
Common stock reissued	20	15
At end of period	5,037	4,927

Accumulated Other Comprehensive Loss
At beginning of period	(50)	(50)
Retirement benefits liability
At beginning of period	(50)	(50)
Cumulative effect of change in accounting principle	(11)	-
Amortization of net actuarial loss	1	-
At end of period	(60)	(50)
Investments
At beginning of period	-	-
Unrealized gain (loss) on investments	(1)	1
At end of period	(1)	1
At end of period	(61)	(49)

Accumulated Deficit
At beginning of period	(531)	(616)
Cumulative effect of change in accounting principle	8	-
Net income attributable to CMS Energy	241	199
Dividends declared on common stock	(101)	(94)
At end of period	(383)	(511)

Noncontrolling Interests
At beginning and end of period	37	37

Total Equity at End of Period	$4,633	$4,407

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Income (Unaudited)

		In Millions
Three Months Ended March 31	2018	2017

Operating Revenue	$1,855	$1,737

Operating Expenses
Fuel for electric generation	102	89
Purchased and interchange power	378	331
Purchased power – related parties	20	22
Cost of gas sold	377	332
Maintenance and other operating expenses	282	265
Depreciation and amortization	277	260
General taxes	85	79
Total operating expenses	1,521	1,378

Operating Income	334	359

Other Income (Expense)
Interest income	2	4
Allowance for equity funds used during construction	1	2
Nonoperating retirement benefits, net	22	3
Other income	1	14
Other expense	(2)	(2)
Total other income	24	21

Interest Charges
Interest on long-term debt	67	66
Other interest expense	5	3
Allowance for borrowed funds used during construction	-	(1)
Total interest charges	72	68

Income Before Income Taxes	286	312
Income Tax Expense	44	101

Net Income Available to Common Stockholder	$242	$211

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

		In Millions
Three Months Ended March 31	2018	2017

Net Income	$242	$211

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- for all periods	1	-

Investments
Unrealized gain (loss) on investments, net of tax of $- for all periods	(1)	2
Reclassification adjustments included in net income, net of tax of $- and $(5)	-	(8)

Other Comprehensive Loss	-	(6)

Comprehensive Income	$242	$205

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Cash Flows (Unaudited)

		In Millions
Three Months Ended March 31	2018	2017

Cash Flows from Operating Activities
Net income	$242	$211
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	277	260
Deferred income taxes and investment tax credit	3	69
Other non-cash operating activities and reconciling adjustments	7	22
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	5	43
Inventories	226	197
Accounts payable and accrued refunds	(88)	(38)
Other current and non-current assets and liabilities	48	(116)
Net cash provided by operating activities	720	648

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(414)	(361)
Cost to retire property and other investing activities	(30)	(21)
Net cash used in investing activities	(444)	(382)

Cash Flows from Financing Activities
Proceeds from issuance of debt	-	349
Stockholder contribution	100	250
Payment of dividends on common stock	(119)	(148)
Retirement of debt	-	(250)
Decrease in notes payable	(170)	(398)
Payment of capital lease obligations and other financing costs	(6)	(9)
Net cash used in financing activities	(195)	(206)

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	81	60
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	65	152

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$146	$212

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$90	$101

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets (Unaudited)

ASSETS

		In Millions
	March 31	December 31
	2018	2017

Current Assets
Cash and cash equivalents	$115	$44
Restricted cash and cash equivalents	26	17
Accounts receivable and accrued revenue, less allowance of $19 in 2018 and $20 in 2017	858	885
Notes receivable	17	17
Accounts receivable – related parties	2	2
Inventories at average cost
Gas in underground storage	244	458
Materials and supplies	131	128
Generating plant fuel stock	62	76
Deferred property taxes	207	257
Regulatory assets	15	20
Prepayments and other current assets	89	71
Total current assets	1,766	1,975

Plant, Property, and Equipment
Plant, property, and equipment, gross	22,692	22,318
Less accumulated depreciation and amortization	6,612	6,441
Plant, property, and equipment, net	16,080	15,877
Construction work in progress	688	753
Total plant, property, and equipment	16,768	16,630

Other Non-current Assets
Regulatory assets	1,718	1,764
Accounts receivable	22	22
Investments	1	21
Other	674	687
Total other non-current assets	2,415	2,494

Total Assets	$20,949	$21,099

LIABILITIES AND EQUITY

		In Millions
	March 31	December 31
	2018	2017

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$715	$365
Notes payable	-	170
Accounts payable	514	701
Accounts payable – related parties	10	19
Accrued rate refunds	46	33
Accrued interest	50	67
Accrued taxes	484	542
Regulatory liabilities	134	80
Other current liabilities	103	159
Total current liabilities	2,056	2,136

Non-current Liabilities
Long-term debt	5,211	5,561
Non-current portion of capital leases and financing obligation	86	91
Regulatory liabilities	3,747	3,715
Postretirement benefits	721	711
Asset retirement obligations	426	429
Deferred investment tax credit	86	87
Deferred income taxes	1,659	1,640
Other non-current liabilities	244	241
Total non-current liabilities	12,180	12,475

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	4,549	4,449
Accumulated other comprehensive loss	(29)	(12)
Retained earnings	1,315	1,173
Total common stockholder’s equity	6,676	6,451
Preferred stock	37	37
Total equity	6,713	6,488

Total Liabilities and Equity	$20,949	$21,099

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

		In Millions
Three Months Ended March 31	2018	2017

Total Equity at Beginning of Period	$6,488	$5,939

Common Stock
At beginning and end of period	841	841

Other Paid-in Capital
At beginning of period	4,449	3,999
Stockholder contribution	100	250
At end of period	4,549	4,249

Accumulated Other Comprehensive Loss
At beginning of period	(12)	(3)
Retirement benefits liability
At beginning of period	(24)	(21)
Cumulative effect of change in accounting principle	(5)	-
Amortization of net actuarial loss	1	-
At end of period	(28)	(21)
Investments
At beginning of period	12	18
Cumulative effect of change in accounting principle	(12)	-
Unrealized gain (loss) on investments	(1)	2
Reclassification adjustments included in net income	-	(8)
At end of period	(1)	12
At end of period	(29)	(9)

Retained Earnings
At beginning of period	1,173	1,065
Cumulative effect of change in accounting principle	19	-
Net income	242	211
Dividends declared on common stock	(119)	(148)
At end of period	1,315	1,128

Preferred Stock
At beginning and end of period	37	37

Total Equity at End of Period	$6,713	$6,246

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consumers Energy Company

Notes to the Unaudited Consolidated Financial Statements

These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP. CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the current period and to reflect the implementation of new accounting standards. CMS Energy and Consumers are required to make estimates using assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure that CMS Energy’s and Consumers’ financial position, results of operations, and cash flows for the periods presented are fairly stated. The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2017 Form 10-K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1:                    NEW ACCOUNTING STANDARDS

Implementation of New Accounting Standards

ASU 2014-09, Revenue from Contracts with Customers: This standard, which was effective on January 1, 2018 for CMS Energy and Consumers, provides new guidance for recognizing revenue from contracts with customers. A primary objective of the standard is to provide a single, comprehensive revenue recognition model that will be applied across entities, industries, and capital markets. The new guidance replaced most of the previous revenue recognition requirements in GAAP, although certain guidance specific to rate-regulated utilities was retained. CMS Energy and Consumers had the option to apply the standard retrospectively to all prior periods presented or retrospectively with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings. They also had the option to apply the standard only to contracts existing on the effective date. CMS Energy and Consumers applied the standard retrospectively to contracts existing on the effective date, and recorded an immaterial cumulative-effect reduction to beginning retained earnings for certain contract costs that can no longer be deferred under the new guidance.

The implementation of this standard did not have a material impact on CMS Energy’s or Consumers’ consolidated net income, cash flows, or financial position. CMS Energy and Consumers did not identify any significant changes to their revenue recognition practices that were required by the new guidance, but in accordance with the standard, they have provided additional disclosures about their revenues in Note 11, Revenue.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities: This standard, which was effective on January 1, 2018 for CMS Energy and Consumers, is intended to improve the accounting for financial instruments. The standard requires investments in equity securities to be measured at fair value, with changes in fair value recognized in net income, except for certain investments such as those that qualify for equity-method accounting. The standard no longer permits unrealized gains and losses for certain equity investments to be recorded in AOCI. There are other targeted changes as well. Entities must apply the standard using a modified retrospective approach, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings.

The implementation of the standard had no impact on CMS Energy’s consolidated financial statements. In accordance with the standard, as of January 1, 2018, Consumers removed a $19 million unrealized gain and the associated deferred taxes on its investment in CMS Energy common stock from AOCI and recorded the gain in retained earnings. In January 2018, Consumers transferred substantially all of its shares in CMS Energy common stock to a related charitable foundation and, in accordance with this standard, recognized all unrealized gains and losses on its remaining shares in net income for the three months ended March 31, 2018. The accounting treatment for this investment is reflected in Consumers’ consolidated financial statements only, and had no impact on CMS Energy’s consolidated financial statements. For further details on CMS Energy’s and Consumers’ investments in debt and equity securities, see Note 6, Financial Instruments.

ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: This standard addresses the income tax effects stranded in AOCI as a result of the TCJA. Existing GAAP requires that the remeasurement of deferred tax assets and liabilities resulting from a change in tax laws or rates be presented in net income from continuing operations, even if the deferred taxes were associated with items that were originally recognized in AOCI. As a result, upon recognizing the effects of the TCJA, the tax effects of items in AOCI (referred to as stranded tax effects) no longer reflected the current income tax rate. To address this matter, this standard permits companies to reclassify to retained earnings the stranded tax effects of the TCJA. The standard is effective on January 1, 2019 for CMS Energy and Consumers, but early adoption is permitted. The new guidance is to be applied either in the period of adoption or retrospectively to each prior period in which the effect of the TCJA was recognized. CMS Energy and Consumers elected to adopt this standard early and to apply the new guidance in the three months ended March 31, 2018. Accordingly, as of January 1, 2018, CMS Energy reclassified $11 million of stranded tax effects from AOCI to retained earnings, which included $5 million reclassified at Consumers. At March 31, 2018, CMS Energy and Consumers did not have any material stranded tax effects remaining in AOCI.

New Accounting Standards Not Yet Effective

ASU 2016-02, Leases: This standard establishes a new accounting model for leases. The standard will require entities to recognize lease assets and liabilities on the balance sheet for all leases with a term of more than one year, including operating leases, which are not recorded on the balance sheet under existing standards. As a result, CMS Energy and Consumers expect to recognize additional lease assets and liabilities for their operating leases under this standard. The new guidance will also amend the definition of a lease to require that a lessee control the use of a specified asset, and not simply control or take the output of the asset. On the income statement, leases that meet existing capital lease criteria will generally be accounted for under a financing model, while operating leases will generally be accounted for under a straight-line expense model. The standard will be effective on January 1, 2019 for CMS Energy and Consumers, but early adoption is permitted. As part of their adoption of the standard, CMS Energy and Consumers expect to elect certain practical expedients permitted by the standard, under which they will not be required to perform lease assessments or reassessments for agreements existing on the effective date. CMS Energy and Consumers are not adopting the standard early and are continuing to evaluate its impact on their consolidated financial statements.

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

Electric Rate Case: In March 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $173 million, based on a 10.5 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. In September 2017, Consumers reduced its requested annual rate increase to $148 million. In October 2017, Consumers self-implemented an annual rate increase of $130 million, subject to refund with interest and potential penalties. The MPSC issued an order in March 2018, authorizing an annual rate increase of $66 million, based on a 10.0 percent authorized return on equity. Consumers had a recorded liability of $36 million for customer refunds at March 31, 2018.

Gas Rate Case: In February 2018, the MPSC Staff filed testimony in the general gas rate case that Consumers filed in October 2017. In its testimony, the MPSC Staff recommended the disallowance of cost recovery for certain categories of historical capital expenditures incurred by Consumers, totaling over $115 million. A material disallowance of historical costs could negatively affect CMS Energy’s and Consumers’ results of operations. Consumers cannot predict the outcome of this proceeding.

Tax Cuts and Jobs Act: The TCJA, which changed existing federal tax law and included numerous provisions that affect businesses, was signed into law in December 2017. Subsequently, the MPSC ordered all rate-regulated utilities in Michigan to report the impact that the new federal tax law will have on their customers. Consumers filed its response to the MPSC in January 2018, indicating that the TCJA reduces its annual electric revenue requirement by an estimated $116 million, and reduces its annual gas revenue requirement by an estimated $49 million. These amounts exclude potential refunds associated with Consumers’ remeasurement of its deferred income taxes.

In February 2018, the MPSC ordered Consumers to file various proceedings to implement bill credits during 2018 in order to reflect the reduction in its annual electric and gas revenue requirements until customer rates are adjusted in conjunction with MPSC orders in Consumers’ general rate cases. Consumers filed the first of these proceedings in March 2018, requesting a $48 million reduction in its annual gas revenue requirement; it will file the remaining proceedings by September 2018. In anticipation of the proposed bill credits, Consumers had a $51 million recorded reserve for customer refunds at March 31, 2018.

The MPSC’s February 2018 order also directed Consumers to file, by October 2018, additional proceedings to address the December 31, 2017 remeasurement of its deferred income taxes and any other impacts of the TCJA on customers. For additional details on the remeasurement, see Note 9, Income Taxes.

Energy Waste Reduction Plan Incentive: Consumers will file its 2017 energy waste reduction reconciliation in May 2018, requesting the MPSC’s approval to collect from customers the maximum performance incentive of $31 million for exceeding its statutory savings targets in 2017. Consumers recognized incentive revenue under this program of $31 million in 2017.

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

CMS Energy Contingencies

Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, were named as defendants in four class action lawsuits and one individual lawsuit arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations include price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Kansas, Missouri, and Wisconsin. In 2016, CMS Energy entities reached a settlement with the plaintiffs in the Kansas and Missouri class action cases for an amount that was not material to CMS Energy. In August 2017, the federal district court approved the settlement. Plaintiffs are making claims for the following: treble damages, full consideration damages, exemplary damages, costs, interest, and/or attorneys’ fees.

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

In 2016, the federal district court granted the defendants’ motion for summary judgment in the individual lawsuit filed in Kansas based on a release in a prior settlement involving similar allegations; the order of summary judgment was subsequently appealed. In March 2018, the U.S. Court of Appeals for the Ninth Circuit reversed the lower court’s ruling and remanded the case back to the federal district court.

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

Bay Harbor: CMS Land retained environmental remediation obligations for the collection and treatment of leachate, a liquid consisting of water and other substances, at Bay Harbor after selling its interests in the development in 2002. Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site. In 2012, CMS Land and the MDEQ finalized an agreement that established the final remedies and the future water quality criteria at the site. CMS Land completed all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit issued in 2010 and renewed in 2016. The renewed NPDES permit is valid through September 2020.

Various claims have been brought against CMS Land or its affiliates, including CMS Energy, alleging environmental damage to property, loss of property value, insufficient disclosure of environmental matters, breach of agreement relating to access, or other matters. CMS Land and other parties have received a demand for payment from the EPA in the amount of $8 million, plus interest and costs. The EPA is seeking recovery under CERCLA of response costs allegedly incurred at Bay Harbor. These costs exceed what was agreed to in a 2005 order between CMS Land and the EPA and CMS Land believes that the claim was made beyond the appropriate statute of limitations. CMS Land has communicated to the EPA that it does not believe that this is a valid claim. The EPA has filed a lawsuit to collect these costs.

At March 31, 2018, CMS Energy had a recorded liability of $48 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $59 million. CMS Energy expects to pay the following amounts for long-term liquid disposal and operating and maintenance costs during the remainder of 2018 and in each of the next five years:

					In Millions
	2018	2019	2020	2021	2022	2023
CMS Energy
Long-term liquid disposal and operating and maintenance costs	$3	$4	$4	$4	$4	$4

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

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At March 31, 2018, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.

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

Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At March 31, 2018, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.

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

At March 31, 2018, Consumers had a recorded liability of $87 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $94 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2018 and in each of the next five years:

In Millions
	2018	2019	2020	2021	2022	2023
Consumers
Remediation and other response activity costs	$ 15	$ 18	$ 10	$ 18	$ 7	$ 2

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At March 31, 2018, Consumers had a regulatory asset of $140 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At March 31, 2018, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.

Guarantees

Presented in the following table are CMS Energy’s and Consumers’ guarantees at March 31, 2018:

In Millions
			Maximum	Carrying
Guarantee Description	Issue Date	Expiration Date	Obligation	Amount
CMS Energy, including Consumers
Indemnity obligations from stock and asset sale agreements[1]	Various	Indefinite	$ 153	$ 7
Guarantees[2]	Various	Indefinite	42	-
Consumers
Guarantee[2]	July 2011	Indefinite	$ 30	$ -

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

4:                    FINANCINGS AND CAPITALIZATION

Financings: Presented in the following table is a summary of major long-term debt transactions during the three months ended March 31, 2018.

	Principal (In Millions)	Interest Rate	Issue/Retirement Date	Maturity Date
Debt issuances
CMS Energy, parent only
Junior subordinated notes[1]	$200	5.625%	March 2018	March 2078
Debt retirements
CMS Energy, parent only
Term loan facility	$180	variable	March 2018	December 2018

1              These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness.

In April 2018, Consumers retired $68 million of tax-exempt pollution control revenue bonds at maturity.

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at March 31, 2018:

				In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
May 27, 2022[1]	$550	$50	$1	$499
Consumers
May 27, 2022[2]	$650	$-	$7	$643
November 23, 2019[2]	250	-	15	235
September 9, 2019[2]	30	-	30	-

1              During the three months ended March 31, 2018, CMS Energy’s average borrowings totaled $34 million with a weighted-average interest rate of 2.75 percent. Obligations under this facility are secured by Consumers common stock.

2              Obligations under this facility are secured by first mortgage bonds of Consumers.

Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At March 31, 2018, no commercial paper notes were outstanding under this program.

Dividend Restrictions: At March 31, 2018, payment of dividends by CMS Energy on its common stock was limited to $4.6 billion under provisions of the Michigan Business Corporation Act of 1972.

Under the provisions of its articles of incorporation, at March 31, 2018, Consumers had $1.2 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.

For the three months ended March 31, 2018, Consumers paid $119 million in dividends on its common stock to CMS Energy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

				In Millions
	CMS Energy, including Consumers		Consumers
	March 31	December 31	March 31	December 31
	2018	2017	2018	2017
Assets[1]
Cash equivalents	$15	$74	$-	$-
Restricted cash equivalents	26	17	26	17
CMS Energy common stock	-	-	1	21
Nonqualified deferred compensation plan assets	14	14	11	10
DB SERP
Cash equivalents	6	5	5	4
Debt securities	137	141	100	102
Derivative instruments
Commodity contracts	-	1	-	1
Total	$198	$252	$143	$155
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$14	$14	$11	$10
Derivative instruments
Commodity contracts	-	1	-	-
Total	$14	$15	$11	$10

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

DB SERP Assets: The DB SERP cash equivalents consist of a money market fund with daily liquidity. The DB SERP debt securities consist of U.S. Treasury debt securities and are valued at their daily quoted market prices. CMS Energy and Consumers report their DB SERP assets in other non-current assets on their consolidated balance sheets. For additional details about DB SERP securities, see Note 6, Financial Instruments.

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

The majority of these derivatives are FTRs held by Consumers. Consumers uses FTRs to manage price risk related to electricity transmission congestion. An FTR is a financial instrument that entitles its holder to receive compensation or requires its holder to remit payment for congestion-related transmission charges. Under regulatory accounting, all changes in fair value associated with FTRs are deferred as regulatory assets and liabilities until the instruments are settled. Due to the lack of quoted pricing information, Consumers determines the fair value of its FTRs based on Consumers’ average historical settlements. There was no material activity within the Level 3 category of financial assets and liabilities during the periods presented.

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

	In Millions
	March 31, 2018					December 31, 2017
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$ 20	$ 20	$ -	$ -	$ 20	$ 21	$ 21	$ -	$ -	$ 21
Notes receivable[2]	1,370	1,453	-	-	1,453	1,371	1,464	-	-	1,464
Securities held to maturity	17	17	-	17	-	16	16	-	16	-
Liabilities
Long-term debt[3]	10,261	10,273	-	8,971	1,302	10,204	10,715	-	9,363	1,352
Long-term payables[4]	25	26	-	-	26	27	26	-	-	26
Consumers
Assets
Long-term receivables[1]	$ 20	$ 20	$ -	$ -	$ 20	$ 21	$ 21	$ -	$ -	$ 21
Notes receivable[5]	17	17	-	-	17	17	17	-	-	17
Liabilities
Long-term debt[6]	5,904	6,034	-	4,732	1,302	5,904	6,236	-	4,883	1,353

1              Includes current accounts receivable of $13 million at March 31, 2018 and $14 million at December 31, 2017.

2              Includes current portion of notes receivable of $203 million at March 31, 2018 and $200 million at December 31, 2017.

3              Includes current portion of long-term debt of $1.3 billion at March 31, 2018 and $ 1.1 billion at December 31, 2017.

4              Includes current portion of long-term payables of $2 million at March 31, 2018 and $3 million at December 31, 2017.

5              Includes current portion of notes receivable of $17 million at March 31, 2018 and $17 million at December 31, 2017.

6              Includes current portion of long-term debt of $693 million at March 31, 2018 and $343 million at December 31, 2017.

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

The effects of third-party credit enhancements were excluded from the fair value measurements of long-term debt. At March 31, 2018 and December 31, 2017, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

	In Millions
	March 31, 2018				December 31, 2017
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Debt securities	$139	$-	$(2)	$137	$141	$-	$-	$141
Held to maturity
Debt securities	17	-	-	17	16	-	-	16
Consumers
Available for sale
DB SERP
Debt securities	$101	$-	$(1)	$100	$102	$-	$-	$102
CMS Energy common stock[1]	-	-	-	-	2	19	-	21

1              In January 2018, Consumers implemented ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. In accordance with the standard, as of January 1, 2018, Consumers removed a $19 million unrealized gain on its investment in CMS Energy common stock from AOCI and recorded the gain in retained earnings. For further details on CMS Energy’s and Consumers’ accounting for this new standard, see Note 1, New Accounting Standards.

In January 2018, Consumers transferred substantially all of its shares in CMS Energy common stock to a related charitable foundation. Consumers’ remaining equity investment in CMS Energy common stock was $1 million at March 31, 2018. There were no material changes in the fair value of Consumers’ investment in CMS Energy common stock during the three months ended March 31, 2018.

The DB SERP debt securities classified as available for sale were U.S. Treasury debt securities with maturities ranging from one to ten years. Debt securities classified as held to maturity consisted primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.

7:                    NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

		In Millions
	March 31, 2018	December 31, 2017
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$181	$178
EnerBank notes receivable held for sale	2	2
Michigan tax settlement	20	20
Non-current
EnerBank notes receivable	1,167	1,171
Total notes receivable	$1,370	$1,371
Consumers
Current
Michigan tax settlement	$17	$17
Total notes receivable	$17	$17

EnerBank notes receivable are unsecured consumer installment loans for financing home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses. Authorized contractors pay fees to EnerBank to provide borrowers with same-as-cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $82 million at March 31, 2018 and $84 million at December 31, 2017.

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

Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent consumer loans was $13 million at March 31, 2018 and $14 million at December 31, 2017.

At March 31, 2018 and December 31, 2017, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

8:                    RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.

In November 2017, CMS Energy and Consumers approved certain amendments to the OPEB Plan, resulting in higher OPEB Plan credits in 2018 compared to 2017. Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

			In Millions
	DB Pension Plans		OPEB Plan
Three Months Ended March 31	2018	2017	2018	2017
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$12	$11	$4	$5
Interest cost	22	22	9	13
Expected return on plan assets	(37)	(38)	(24)	(22)
Amortization of:
Net loss	18	20	4	8
Prior service cost (credit)	1	1	(17)	(9)
Net periodic cost (credit)	$16	$16	$(24)	$(5)
Consumers
Net periodic cost (credit)
Service cost	$12	$11	$4	$5
Interest cost	21	21	8	13
Expected return on plan assets	(35)	(37)	(23)	(21)
Amortization of:
Net loss	18	20	4	8
Prior service cost (credit)	1	1	(16)	(9)
Net periodic cost (credit)	$17	$16	$(23)	$(4)

9:                    INCOME TAXES

Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Three Months Ended March 31	2018	2017
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.7	4.7
Accelerated flow-through of regulatory tax benefits[1]	(5.0)	(4.3)
TCJA excess deferred taxes[2]	(2.9)	-
Research and development tax credits, net[3]	(2.8)	(0.1)
Production tax credits	(1.5)	(1.0)
Employee share-based awards	(0.6)	(1.9)
Other, net	0.3	0.1
Effective tax rate	14.2%	32.5%
Consumers
U.S. federal income tax rate	21.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	6.2	4.5
Accelerated flow-through of regulatory tax benefits[1]	(4.8)	(4.2)
TCJA excess deferred taxes[2]	(2.9)	-
Research and development tax credits, net[3]	(2.7)	(0.1)
Production tax credits	(1.1)	(0.7)
Employee share-based awards	(0.6)	(1.7)
Other, net	0.3	(0.4)
Effective tax rate	15.4%	32.4%

1              In 2013, the MPSC issued an order authorizing Consumers to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993. Consumers implemented this regulatory treatment beginning in 2014. This change, which also accelerates Consumers’ recognition of the income tax benefits, reduced Consumers’ income tax expense by $14 million for the three months ended March 31, 2018 and by $13 million for the three months ended March 31, 2017.

2              In December 2017, Consumers remeasured its deferred tax assets and liabilities at the new federal tax rate enacted by the TCJA and recorded a $1.8 billion regulatory liability. This regulatory liability relates to the excess deferred taxes arising from accelerated tax depreciation on assets in rate base that are governed by normalization provisions of the U.S. Internal Revenue Code. The normalization provisions require that the excess deferred taxes be refunded to customers over the remaining average service life of the associated assets. In January 2018, Consumers began to reduce this regulatory liability by crediting income tax expense. Consumers has fully reserved for the eventual refund of these excess deferred taxes that it has credited to income tax expense in a separate regulatory liability established by reducing revenue, and will continue to do so until these benefits are passed on to customers in accordance with an MPSC order, expected to be issued in 2019. At March 31, 2018, this reserve for refund of these excess deferred taxes totaled $11 million.

3              In March 2018, Consumers finalized a study of research and development tax credits for the tax years 2012 through 2016. As a result, Consumers recognized an $8 million increase in the credit, net of reserves for uncertain tax positions.

10:          EARNINGS PER SHARE—CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

In Millions, Except Per Share Amounts
Three Months Ended March 31	2018	2017
Income available to common stockholders
Net income available to common stockholders – basic and diluted	$241	$199
Average common shares outstanding
Weighted-average shares – basic	281.5	278.9
Add dilutive nonvested stock awards	0.7	1.0
Weighted-average shares – diluted	282.2	279.9
Net income per average common share available to common stockholders
Basic	$0.86	$0.71
Diluted	0.86	0.71

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

11:          REVENUE

Presented in the following table are the components of operating revenue:

					In Millions
Three Months Ended March 31, 2018	Electric Utility	Gas Utility	Enterprises[1]	Other Reconciling[2]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,076	$773	$-	$-	$1,849
Other	-	-	24	-	24
Revenue recognized from contracts with customers	1,076	773	24	-	1,873
Leasing income	-	-	39	-	39
Financing income	2	2	-	35	39
Consumers alternative revenue programs	-	2	-	-	2
Total operating revenue – CMS Energy	$1,078	$777	$63	$35	$1,953
Consumers
Consumers utility revenue
Residential	$501	$537	$-	$-	$1,038
Commercial	361	162	-	-	523
Industrial	143	24	-	-	167
Other	71	50	-	-	121
Revenue recognized from contracts with customers	1,076	773	-	-	1,849
Financing income	2	2	-	-	4
Alternative revenue programs	-	2	-	-	2
Total operating revenue – Consumers	$1,078	$777	$-	$-	$1,855

1              Amounts represent the enterprises segment’s operating revenue from independent power production and CMS ERM’s sales of energy commodities in support of the independent power production portfolio.

2              Amount represents EnerBank’s operating revenue from unsecured consumer installment loans for financing home improvements.

Presented in the following table are the components of accounts receivable and accrued revenue:

		In Millions
	March 31, 2018	January 1, 2018
CMS Energy, including Consumers
Accounts receivable and accrued revenue from contracts with customers
Consumers	$802	$838
Enterprises segment	6	6
Accounts receivable and accrued revenue from contracts with customers	808	844
Other accounts receivable	194	188
Total accounts receivable and accrued revenue – CMS Energy	$1,002	$1,032
Consumers
Accounts receivable and accrued revenue from contracts with customers	802	838
Other accounts receivable	56	47
Total accounts receivable and accrued revenue – Consumers	$858	$885

Electric and Gas Utilities

Consumers Utility Revenue: Consumers recognizes revenue primarily from the sale of electric and gas utility services at tariff-based rates regulated by the MPSC. Consumers’ customer base consists of a mix of residential, commercial, and diversified industrial customers. Consumers’ tariff-based sales performance obligations are described below.

•                 Consumers has performance obligations for the service of standing ready to deliver electricity or natural gas to customers, and it satisfies these performance obligations over time. Consumers recognizes revenue at a fixed rate as it provides these services. These arrangements generally do not have fixed terms and remain in effect as long as the customer consumes the utility service. The rates are set by the MPSC through the rate-making process and represent the stand-alone selling price of Consumers’ service to stand ready to deliver.

•                 Consumers has performance obligations for the service of delivering the commodity of electricity or natural gas to customers, and it satisfies these performance obligations upon delivery. Consumers recognizes revenue at a price per unit of electricity or natural gas delivered, based on the tariffs established by the MPSC. These arrangements generally do not have fixed terms and remain in effect as long as the customer consumes the utility service. The rates are set by the MPSC through the rate-making process and represent the stand-alone selling price of a bundled product comprising the commodity, electricity or natural gas, and the service of delivering such commodity.

In some instances, Consumers has specific fixed-term contracts with large commercial and industrial customers to provide electricity or gas at certain tariff rates or to provide gas transportation services at contracted rates. The amount of electricity and gas to be delivered under these contracts and the associated future revenue to be received are generally dependent on the customers’ needs. Accordingly, Consumers recognizes revenues at the tariff or contracted rate as electricity or gas is delivered to the customer. Consumers also has other miscellaneous contracts with customers related to pole and other property rentals, appliance service plans, and utility contract work. Generally, these contracts are short term or evergreen in nature.

Accounts Receivable and Unbilled Revenues: Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost, which approximates fair value. CMS Energy and Consumers establish an allowance for uncollectible accounts based on historical losses, management’s assessment of existing economic conditions, customer payment trends, and other factors. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past-due terms established with customers. CMS Energy and Consumers charge off accounts deemed uncollectible to operating expense. Uncollectible expense for CMS Energy, including Consumers, was $7 million for the three months ended March 31, 2018. Uncollectible expense for Consumers was $7 million for the three months ended March 31, 2018.

Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets, were $346 million at March 31, 2018 and $481 million at December 31, 2017.

Alternative-Revenue Programs: Under a gas revenue decoupling mechanism authorized by the MPSC, Consumers is allowed to adjust future gas rates for differences between Consumers’ actual weather-normalized nonfuel revenues and the revenues approved by the MPSC. Consumers accounts for this program as an alternative-revenue program that meets the criteria for recognizing the effects of decoupling adjustments on revenue as gas is delivered.

12:          CASH AND CASH EQUIVALENTS

Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

	In Millions
	March 31	December 31
	2018	2017
CMS Energy, including Consumers
Cash and cash equivalents	$195	$182
Restricted cash and cash equivalents	26	17
Other non-current assets	6	5
Cash and cash equivalents, including restricted amounts	$227	$204
Consumers
Cash and cash equivalents	$115	$44
Restricted cash and cash equivalents	26	17
Other non-current assets	5	4
Cash and cash equivalents, including restricted amounts	$146	$65

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

13:          REPORTABLE SEGMENTS

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

Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

		In Millions
Three Months Ended March 31	2018	2017
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,078	$1,036
Gas utility	777	701
Enterprises	63	59
Other reconciling items	35	33
Total operating revenue – CMS Energy	$1,953	$1,829
Consumers
Operating revenue
Electric utility	$1,078	$1,036
Gas utility	777	701
Total operating revenue – Consumers	$1,855	$1,737
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$139	$124
Gas utility	103	87
Enterprises	15	12
Other reconciling items	(16)	(24)
Total net income available to common stockholders – CMS Energy	$241	$199
Consumers
Net income available to common stockholder
Electric utility	$139	$124
Gas utility	103	87
Total net income available to common stockholder – Consumers	$242	$211

	In Millions
	March 31, 2018	December 31, 2017
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$15,432	$15,221
Gas utility[1]	7,244	7,080
Enterprises	165	167
Other reconciling items	37	38
Total plant, property, and equipment, gross – CMS Energy	$22,878	$22,506
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$15,432	$15,221
Gas utility[1]	7,244	7,080
Other reconciling items	16	17
Total plant, property, and equipment, gross – Consumers	$22,692	$22,318
CMS Energy, including Consumers
Total assets
Electric utility[1]	$13,986	$13,906
Gas utility[1]	6,941	7,139
Enterprises	348	342
Other reconciling items	1,593	1,663
Total assets – CMS Energy	$22,868	$23,050
Consumers
Total assets
Electric utility[1]	$13,986	$13,907
Gas utility[1]	6,941	7,139
Other reconciling items	22	53
Total assets – Consumers	$20,949	$21,099

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk as previously disclosed in Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2017 Form 10-K.

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

Part II—Other Information

Item 1.    Legal Proceedings

CMS Energy, Consumers, and certain of their affiliates are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Part I—Item 3. Legal Proceedings, of the 2017 Form 10-K, see Part I—Item 1. Financial Statements—Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors as previously disclosed in Part I—Item 1A. Risk Factors, in the 2017 Form 10-K, which Risk Factors are incorporated herein by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

UNREGISTERED SALES OF EQUITY SECURITIES

None.

ISSUER REPURCHASES OF EQUITY SECURITIES

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended March 31, 2018:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2018 to
January 31, 2018	114,527	$44.17	-	-
February 1, 2018 to
February 28, 2018	410	43.59	-	-
March 1, 2018 to
March 31, 2018	103,605	43.80	-	-
Total	218,542	$43.99	-	-

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

Fifth Supplemental Indenture dated as of February 13, 2018 between CMS Energy and The Bank of New York Mellon, as Trustee (Exhibit 4.5.a to Form 10-K for the fiscal year ended December 31, 2017 and incorporated herein by reference)

4.2[1]	—	Sixth Supplemental Indenture dated as of March 8, 2018 between CMS Energy and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed March 8, 2018 and incorporated herein by reference)
10.1[2]	—	CMS Energy Performance Incentive Stock Plan, effective March 12, 2018 (Exhibit 10.1 to Form 8-K filed March 14, 2018 and incorporated herein by reference)
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

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

CMS ENERGY CORPORATION

Dated: April 26, 2018	By:	/s/ Rejji P. Hayes

Rejji P. Hayes

Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: April 26, 2018	By:	/s/ Rejji P. Hayes

Rejji P. Hayes

Executive Vice President and Chief Financial Officer

EXHIBITS