Form 10-Q
period 2018-06-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2018-07-26
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_____

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

CMS Energy Corporation:	Consumers Energy Company:
Large accelerated filer ☒	Large accelerated filer ☐
Non‑accelerated filer ☐	Non‑accelerated filer ☒
(Do not check if a smaller reporting company)	(Do not check if a smaller reporting company)
Emerging growth company ☐	Emerging growth company ☐
Accelerated filer ☐	Accelerated filer ☐
Smaller reporting company ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

CMS Energy Corporation: ☐	Consumers Energy Company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
CMS Energy Corporation: Yes ☐ No ☒	Consumers Energy Company: Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 11, 2018:
CMS Energy Corporation:
CMS Energy Common Stock, $0.01 par value
(including 20,316 shares owned by Consumers Energy)	283,265,427
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10‑Q to the Securities and Exchange Commission for the Period Ended June 30, 2018

Glossary
Certain terms used in the text and financial statements are defined below.
2016 Energy Law
Michigan’s Public Acts 341 and 342 of 2016
2017 Form 10-K
Each of CMS Energy’s and Consumers’ Annual Report on Form 10‑K for the year ended December 31, 2017
ABATE
Association of Businesses Advocating Tariff Equity
AOCI
Accumulated other comprehensive income (loss)
ARO
Asset retirement obligation
ASU
Financial Accounting Standards Board Accounting Standards Update
Bay Harbor
A residential/commercial real estate area located near Petoskey, Michigan, in which CMS Energy sold its interest in 2002 bcf
Billion cubic feet
Cantera Gas Company
Cantera Gas Company LLC, a non‑affiliated company, formerly known as CMS Field Services
Cantera Natural Gas, Inc.
Cantera Natural Gas, Inc., a non‑affiliated company that purchased CMS Field Services
CCR
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
FTR
Financial transmission right
GAAP
U.S. Generally Accepted Accounting Principles
GCR
Gas cost recovery
Genesee
Genesee Power Station Limited Partnership, a variable interest entity in which HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50-percent interest
IRP
Integrated resource plan
kWh
Kilowatt-hour, a unit of energy equal to one thousand watt-hours
Ludington
Ludington pumped-storage plant, jointly owned by Consumers and DTE Electric Company, a non‑affiliated company
MATS
Mercury and Air Toxics Standards, which limit mercury, acid gases, and other toxic pollution from coal-fueled and oil-fueled power plants
MCV Partnership
Midland Cogeneration Venture Limited Partnership
MCV PPA
PPA between Consumers and the MCV Partnership
MD&A
Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDEQ
Michigan Department of Environmental Quality
METC
Michigan Electric Transmission Company, LLC, a non‑affiliated company
MGP
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
This combined Form 10‑Q is separately filed by CMS Energy and Consumers. Information in this combined Form 10‑Q relating to each individual registrant is filed by such registrant on its own behalf. Consumers makes no representation regarding information relating to any other companies affiliated with CMS Energy other than its own subsidiaries. None of CMS Energy, CMS Enterprises, nor any of CMS Energy’s other subsidiaries (other than Consumers) has any obligation in respect of Consumers’ debt securities and holders of such debt securities should not consider the financial resources or results of operations of CMS Energy, CMS Enterprises, nor any of CMS Energy’s other subsidiaries (other than Consumers and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers’ debt securities. Similarly, neither Consumers nor any other subsidiary of CMS Energy has any obligation in respect of debt securities of CMS Energy.
This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2017 Form 10‑K.
Available Information
CMS Energy’s internet address is www.cmsenergy.com. CMS Energy routinely posts important information on its website and considers the Investor Relations section, www.cmsenergy.com/investor-relations, a channel of distribution. Information contained on CMS Energy’s website is not incorporated herein.
Forward-Looking Statements and Information
This Form 10‑Q and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:

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

•
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

•	population changes in the geographic areas where CMS Energy and Consumers conduct business

•	national, regional, and local economic, competitive, and regulatory policies, conditions, and developments

•	loss of customer demand for electric generation supply to alternative electric suppliers, increased use of distributed generation, or energy waste reduction

•	adverse consequences of employee, director, or third-party fraud or non‑compliance with codes of conduct

•	federal regulation of electric sales and transmission of electricity, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations

•	the impact of credit markets, economic conditions, increased competition, and any new banking and consumer protection regulations on EnerBank

•	the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers

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
Executive Overview
CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic independent power producer. Consumers’ electric utility operations include the generation, purchase, transmission, distribution, and sale of electricity, and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas. Consumers’ customer base consists of a mix of residential, commercial, and diversified industrial customers. CMS Enterprises, through its subsidiaries and equity investments, is engaged in domestic independent power production, the marketing of independent power production, and the development and operation of renewable generation.
CMS Energy and Consumers manage their businesses by the nature of services each provides. CMS Energy operates principally in three business segments: electric utility; gas utility; and enterprises, its non‑utility operations and investments. Consumers operates principally in two business segments: electric utility and gas utility. CMS Energy’s and Consumers’ businesses are affected primarily by:

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

Consumers’ Sustainability Report, which is available to the public, describes the company’s progress toward world class performance measured in the areas of people, planet, and profit.
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
CMS Energy and Consumers also place a high priority on customer value and on providing a hometown customer experience. Consumers’ customer-driven investment program is aimed at improving safety and increasing electric and gas reliability, which has resulted in measurable improvements in customer satisfaction.
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
Consumers filed an IRP with the MPSC in June 2018, detailing its long-term strategy for delivering reliable and affordable energy to its customers through the increased use of energy efficiency and customer demand management programs and additional renewable energy. The IRP supports Consumers’ commitment to the triple bottom line.
Planet: The planet element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to protect the environment; this commitment extends beyond complying with the various state and federal environmental and health and safety laws and regulations to which CMS Energy and Consumers are subject. Management considers climate change risk and other environmental risks in the companies’ strategy development, business planning, and enterprise risk management processes. By November 30, 2018, CMS Energy will publish a climate assessment report of the long-term impacts on the company’s portfolio, of public policies and technological advances that are consistent with limiting global warming to no more than two degrees Celsius over pre‑industrial levels.

CMS Energy and Consumers continue to focus on opportunities to protect the environment and to reduce their carbon footprint. As a result of actions already taken by CMS Energy and Consumers, including the retirement of seven of Consumers’ coal-fueled electric generating units in 2016, the companies have:

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
The 2016 Energy Law, which became effective in April 2017:

•	raised the renewable energy standard from the present ten-percent requirement to 12.5 percent by 2019 and 15 percent by 2021

•	established a goal of 35 percent combined renewable energy and energy waste reduction by 2025

•	authorized incentives for demand response programs and expanded existing incentives for energy efficiency programs, referring to the combined initiatives as energy waste reduction programs

•	established an integrated planning process for new generation resources
In June 2018, Consumers filed an IRP with the MPSC, detailing how Consumers will meet the requirements of the 2016 Energy Law and reflecting its clean and lean energy strategy. This strategy focuses on increasing the generation of renewable energy, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times.
In its IRP, Consumers details its plans to replace coal-fueled generation with investment in renewable energy, proposing renewable energy levels of 25 percent by 2025, over 35 percent by 2030, and over 40 percent by 2040. The attainment of these renewable energy levels will enable Consumers to meet and exceed the 2016 Energy Law renewable energy requirements and fulfill increasing customer demand for renewable energy. The IRP supports the following clean energy goals, which Consumers announced during 2018:

•	a breakthrough goal to reduce carbon emissions by 80 percent and to eliminate the use of coal to generate electricity by 2040

•	a target of at least 50 percent combined renewable energy and energy waste reduction by 2030
Additionally, in an effort to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers announced these five-year targets during 2018:

•	to reduce its water use by one billion gallons

•	to reduce the amount of waste taken to landfills by 35 percent

•	to enhance, restore, or protect 5,000 acres of land
CMS Energy, through its non‑utility businesses, continues to pursue further opportunities for the development of renewable generation projects. CMS Enterprises recently completed the development and construction of an 8‑MW solar generation project in Michigan and expects to complete a 16‑MW solar generation project in August 2018. CMS Enterprises also entered into an agreement to purchase a 105‑MW wind generation project in Ohio. Renewable energy produced by the wind generation project has been committed to General Motors LLC, a non‑affiliated company, under a 15‑year PPA.
CMS Energy and Consumers are monitoring numerous legislative, policy, and regulatory initiatives, including those to regulate greenhouse gases, and related litigation. While CMS Energy and Consumers cannot predict the outcome of these matters, which could have a material effect on the companies, they intend to continue to move forward with their clean and lean energy strategy.

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
For the six months ended June 30, 2018, CMS Energy’s net income available to common stockholders was $380 million, and diluted EPS were $1.35. This compares with net income available to common stockholders of $291 million and diluted EPS of $1.04 for the six months ended June 30, 2017. In 2018, higher sales, rate increases, and lower postretirement benefits costs were offset partially by higher depreciation on increased plant in service. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Consumers projects that its electric and gas weather-normalized deliveries will remain stable through 2022. This outlook reflects growth in electric demand offset by the effects of energy waste reduction programs, and growth in gas demand offset by energy efficiency and conservation.
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
Investment Plan: Consumers expects to make significant expenditures on infrastructure upgrades and replacements and electric supply projects from 2018 through 2027. While it has a large number of potential investment opportunities that would add customer value, Consumers has prioritized its spending based on the criteria of enhancing public safety, increasing reliability, maintaining affordability for its customers, and advancing its environmental stewardship. Consumers’ investment program is expected to result in annual rate-base growth of six to eight percent. This rate-base growth, together with cost-control initiatives, should allow Consumers to maintain affordable customer prices.

Presented in the following illustration are planned capital expenditures of $10.1 billion that Consumers expects to make from 2018 through 2022:

Gas infrastructure
($4.9 billion)

Electric distribution
($3.5 billion)

Electric supply
($1.7 billion)

Consumers plans to spend $8.4 billion over the next five years to maintain and upgrade its gas infrastructure and electric distribution systems in order to enhance safety and reliability, improve customer satisfaction, and reduce energy waste on those systems. The gas infrastructure projects comprise $4.9 billion to sustain deliverability and enhance pipeline integrity and safety. These projects, which involve replacement of mains and services and enhancement of transmission and storage systems, should reduce the minor quantity of methane emissions released as gas is transported. The electric distribution projects comprise $3.5 billion to strengthen circuits and substations and replace poles. Consumers also expects to spend $1.7 billion on electric supply projects, representing new generation, including renewable generation, and environmental investments needed to comply with state and federal laws and regulations.
Regulation: Regulatory matters are a key aspect of Consumers’ business, particularly rate cases and regulatory proceedings before the MPSC, which permit recovery of new investments while helping to ensure that customer rates are fair and affordable. Important regulatory events and developments not already discussed are summarized below.

•
2017 Electric Rate Case: In March 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $173 million, based on a 10.5 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. In September 2017, Consumers reduced its requested annual rate increase to $148 million. The MPSC issued an order in March 2018, authorizing an annual rate increase of $66 million, based on a 10.0 percent authorized return on equity. In June 2018, as a result of a petition for rehearing filed by Consumers, the MPSC issued an order adjusting the authorized annual rate increase to $72 million by allowing recovery of additional retirement benefit plan costs.

•
2018 Electric Rate Case: In May 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $58 million, based on a 10.75 percent authorized return on equity. The filing requests authority to recover new investment in system reliability, environmental compliance, and technology enhancements. The filing also seeks approval of an investment recovery mechanism that would provide for an additional annual rate increase of $49 million beginning in 2020 and another $48 million beginning in 2021 for incremental investments that Consumers plans to make for distribution infrastructure, subject to reconciliation.

•
Gas Rate Case: In October 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $178 million, based on a 10.5 percent authorized return on equity. The largest component of the request was an annual revenue requirement of $162 million related to infrastructure investment and related costs that would allow Consumers to improve system safety, capacity, and deliverability. In March 2018, Consumers reduced its requested revenue requirement to $145 million, before taking into consideration any impact of the TCJA. Consumers further reduced its requested revenue requirement to $83 million to reflect the impact of the TCJA, offset partially by an increase in the authorized return on equity to 10.75 percent to compensate for the anticipated negative effects of tax reform on Consumers’ cash flows from operating activities. In July 2018, Consumers reduced its requested revenue requirement to $60 million, based on a 10.0 percent authorized return on equity.

In July 2018, the administrative law judge issued a proposal for decision, recommending an annual rate increase of $11 million, based on a 10.0 percent authorized return on equity. The administrative law judge also recommended approval of the revenue decoupling mechanism, as proposed, and the investment recovery mechanism, as requested with modifications. In addition, based on the position of the MPSC Staff, the administrative law judge recommended the disallowance of cost recovery for certain categories of historical capital expenditures incurred by Consumers. If, in the final order in this case, the MPSC were to adopt some or all of the administrative law judge’s recommendations, Consumers would be required to write off up to $145 million of assets. A final order is expected by the end of August 2018.

•
Tax Cuts and Jobs Act: The TCJA, which changed existing federal tax law and included numerous provisions that affect businesses, was signed into law in December 2017. In February 2018, the MPSC ordered Consumers to file various proceedings to determine the reduction in its electric and gas revenue requirements as a result of the TCJA. The MPSC also ordered Consumers to implement bill credits to reflect that reduction until customer rates are adjusted through Consumers’ general rate cases. Consumers filed the first of these proceedings in March 2018, requesting a $49 million reduction in its annual gas revenue requirement. The MPSC approved this reduction in June 2018, with credits to customer bills beginning in July 2018. Consumers filed the second proceeding in April 2018, requesting a $113 million reduction in its annual electric revenue requirement. The MPSC approved this reduction in July 2018, with credits to customer bills beginning in August 2018. These credits will reduce rates prospectively for the impact of the TCJA but do not include potential refunds associated with Consumers’ remeasurement of its deferred income taxes; these will be considered in a subsequent proceeding.

By October 2018, Consumers will file two more proceedings to address amounts collected from customers during 2018 through the implementation of the first two proceedings. Consumers’ liability for customer refunds for amounts over-collected during that time was $88 million at June 30, 2018.
Consumers will also file, by October 2018, additional proceedings to address the December 31, 2017 remeasurement of its deferred income taxes and any other impacts of the TCJA on customers.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Six Months Ended
June 30	2018	2017	Change	2018	2017	Change
Net Income Available to Common Stockholders	$139	$92	$47	$380	$291	$89
Basic Earnings Per Average Common Share	$0.49	$0.33	$0.16	$1.35	$1.04	$0.31
Diluted Earnings Per Average Common Share	$0.49	$0.33	$0.16	$1.35	$1.04	$0.31

In Millions
	Three Months Ended			Six Months Ended
June 30	2018	2017	Change	2018	2017	Change
Electric utility	$130	$94	$36	$269	$218	$51
Gas utility	21	9	12	124	96	28
Enterprises	14	7	7	29	19	10
Corporate interest and other	(26)	(18)	(8)	(42)	(42)	—
Net Income Available to Common Stockholders	$139	$92	$47	$380	$291	$89
Presented in the following table are specific after-tax changes to CMS Energy’s net income available to common stockholders for the three and six months ended June 30, 2018 versus 2017:

In Millions
	Three Months Ended		Six Months Ended
June 30, 2017		$92		$291
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$16		$11
Gas sales	14		34
Electric rate increase	13		25
Gas rate increase	6		16
OPEB Plan changes	13		27
2017 service restoration costs following severe storms	—		8
Depreciation and amortization	(5)		(17)
Other, including $9 million intercompany gain in 2017	(9)	48	(25)	79
Enterprises
Reduction of the corporate income tax rate due to the impacts of the TCJA		1		4
Higher earnings from equity method investees and lower maintenance expenses at subsidiaries		3		3
Expiration of indemnity obligation		3		3
Corporate interest and other
2017 elimination of an intercompany gain on the donation of CMS Energy stock		—		9
Lower fixed charges and administrative and other expenses		3		3
Lower tax benefit due to the impacts of the TCJA		(7)		(8)
Loss on the early extinguishment of debt		(4)		(4)
June 30, 2018		$139		$380

Consumers Electric Utility Results of Operations
For the three months ended June 30, 2018, Consumers electric utility’s net income available to common stockholders was $130 million. This compares with net income available to common stockholders of $94 million for the three months ended June 30, 2017. In 2018, higher net income was due primarily to a rate increase and higher sales as a result of favorable weather. Lower tax expense in 2018 resulting from the TCJA was offset fully by a reduction in revenue to reflect Consumers’ obligation to refund TCJA-related benefits to its customers. Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three months ended June 30, 2018 versus 2017:

In Millions
Three Months Ended June 30, 2017		$94
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including the impacts of the March 2018 order	$19
Higher sales due primarily to favorable weather in 2018	20
Higher energy waste reduction program revenues	6
Increase in other revenues	1	$46
Revenue reserve for impacts of the TCJA
Reserve for future customer refunds[2]		(34)
Maintenance and other operating expenses
Mutual insurance distribution in 2018	3
Higher energy waste reduction program costs	(6)
Higher other operating and maintenance expenses	(2)	(5)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(4)
General taxes		(1)
Other income, net of expenses
Impact of OPEB Plan changes approved in November 2017	10
Other income, net of expenses	(1)	9
Interest charges		(1)
Income taxes
Reduction of the corporate income tax rate due to the impacts of the TCJA	27
Higher electric utility earnings	(6)
Lower other income taxes	5	26
Three Months Ended June 30, 2018		$130

[1]	Deliveries to end-use customers were 9.2 billion kWh in 2018 and 9.0 billion kWh in 2017.

[2]	See Note 2, Regulatory Matters.

For the six months ended June 30, 2018, Consumers electric utility’s net income available to common stockholders was $269 million. This compares with net income available to common stockholders of $218 million for the six months ended June 30, 2017. In 2018, higher net income was due primarily to a rate increase and higher sales as a result of favorable weather. Lower tax expense in 2018 resulting from the TCJA was offset fully by a reduction in revenue to reflect Consumers’ obligation to refund TCJA-related benefits to its customers. Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the six months ended June 30, 2018 versus 2017:

In Millions
Six Months Ended June 30, 2017		$218
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including the impacts of the March 2018 order	$34
Higher sales due primarily to favorable weather in 2018	17
Higher energy waste reduction program revenues	15
Decrease in other revenues	(2)	$64
Revenue reserve for impacts of the TCJA
Reserve for future customer refunds[2]		(69)
Maintenance and other operating expenses
2017 service restoration costs following severe storms	11
Mutual insurance distribution in 2018	7
Higher energy waste reduction program costs	(15)
Higher other operating and maintenance expenses	(4)	(1)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(10)
General taxes
Settlement of a property tax appeal related to the Campbell plant in 2018	9
Settlement of a property tax appeal related to the Zeeland plant in 2017	(10)
Higher other general taxes	(1)	(2)
Other income, net of expenses
Impact of OPEB Plan changes approved in November 2017	21
2017 gain on the donation of CMS Energy stock[3]	(9)
Lower other income, net of expenses	(3)	9
Interest charges
Higher other interest charges		(3)
Income taxes
Reduction of the corporate income tax rate due to the impacts of the TCJA	54
Research and development tax credits[4]	6
Lower electric utility earnings	2
Lower other income taxes	1	63
Six Months Ended June 30, 2018		$269

[1]	Deliveries to end-use customers were 18.5 billion kWh in 2018 and 18.2 billion kWh in 2017.

[2]	See Note 2, Regulatory Matters.

[3]	Gain at segment is eliminated on CMS Energy’s consolidated statements of income.

[4]	See Note 9, Income Taxes.

Consumers Gas Utility Results of Operations
For the three months ended June 30, 2018, Consumers gas utility’s net income available to common stockholders was $21 million. This compares with net income available to common stockholders of $9 million for the three months ended June 30, 2017. In 2018, higher net income was due primarily to increased sales and a rate increase, offset partially by higher depreciation and property taxes on increased plant in service. Lower tax expense in 2018 resulting from the TCJA was offset fully by a reduction in revenue to reflect Consumers’ obligation to refund TCJA-related benefits to its customers. Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three months ended June 30, 2018 versus 2017:

In Millions
Three Months Ended June 30, 2017		$9
Reasons for the change
Gas deliveries[1] and rate increases
Higher sales due primarily to favorable weather in 2018	$12
Rate increase	8
Increase in other revenues	7	$27
Revenue reserve for impacts of the TCJA
Reserve for future customer refunds[2]		(10)
Maintenance and other operating expenses
Increased distribution, transmission, and customer operations expenses	(6)
Higher other operating and maintenance expenses	(2)	(8)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(3)
General taxes
Higher property tax, reflecting higher capital spending		(1)
Other income, net of expenses
Impact of OPEB Plan changes approved in November 2017		8
Interest charges		(2)
Income taxes
Reduction of the corporate income tax rate due to the impacts of the TCJA	5
Higher gas utility earnings	(4)	1
Three Months Ended June 30, 2018		$21

[1]	Deliveries to end-use customers were 50 bcf in 2018 and 43 bcf in 2017.

[2]	See Note 2, Regulatory Matters.

For the six months ended June 30, 2018, Consumers gas utility’s net income available to common stockholders was $124 million. This compares with net income available to common stockholders of $96 million for the six months ended June 30, 2017. In 2018, higher net income was due primarily to increased sales and a rate increase, offset partially by higher depreciation and property taxes on increased plant in service. Lower tax expense in 2018 resulting from the TCJA was offset fully by a reduction in revenue to reflect Consumers’ obligation to refund TCJA-related benefits to its customers. Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the six months ended June 30, 2018 versus 2017:

In Millions
Six Months Ended June 30, 2017		$96
Reasons for the change
Gas deliveries[1] and rate increases
Higher sales due primarily to favorable weather in 2018	$41
Rate increase	21
Higher energy waste reduction program revenues	17
Increase in other revenues	6	$85
Revenue reserve for impacts of the TCJA
Reserve for future customer refunds[2]		(37)
Maintenance and other operating expenses
Higher energy waste reduction program costs	(17)
Increased distribution, transmission, and customer operations expenses	(10)
Higher other operating and maintenance expenses	(3)	(30)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(13)
General taxes
Higher property taxes, reflecting higher capital spending		(6)
Other income, net of expenses
Impact of OPEB Plan changes approved in November 2017	16
2017 gain on the donation of CMS Energy stock[3]	(5)	11
Interest charges		(3)
Income taxes
Reduction of the corporate income tax rate due to the impacts of the TCJA	26
Higher gas utility earnings	(4)
Higher other income taxes	(1)	21
Six Months Ended June 30, 2018		$124

[1]	Deliveries to end-use customers were 183 bcf in 2018 and 162 bcf in 2017.

[2]	See Note 2, Regulatory Matters.

[3]	Gain at segment is eliminated on CMS Energy’s consolidated statements of income.

Enterprises Results of Operations
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the three months ended June 30, 2018 versus 2017:

In Millions
Three Months Ended June 30, 2017	$7
Reason for the change
Higher earnings from equity method investees and lower maintenance expenses at subsidiaries	$3
Expiration of indemnity obligation	3
Reduction of corporate income tax rate due to the impacts of the TCJA	1
Three Months Ended June 30, 2018	$14
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the six months ended June 30, 2018 versus 2017:

In Millions
Six Months Ended June 30, 2017	$19
Reason for the change
Reduction of corporate income tax rate due to the impacts of the TCJA	$4
Expiration of indemnity obligation	3
Lower maintenance expenses at subsidiaries	3
Six Months Ended June 30, 2018	$29
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the three months ended June 30, 2018 versus 2017:

In Millions
Three Months Ended June 30, 2017	$(18)
Reasons for the change
Lower fixed charges and administrative and other expenses	$3
Lower tax benefit due to the impacts of the TCJA	(7)
Loss on the early extinguishment of debt	(4)
Three Months Ended June 30, 2018	$(26)
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the six months ended June 30, 2018 versus 2017:

In Millions
Six Months Ended June 30, 2017	$(42)
Reasons for the change
2017 elimination of an intercompany gain on the donation of CMS Energy stock[1]	$9
Lower fixed charges and administrative and other expenses	3
Lower tax benefit due to the impacts of the TCJA	(8)
Loss on the early extinguishment of debt	(4)
Six Months Ended June 30, 2018	$(42)

[1]	Gain at electric and gas utility segments is eliminated on CMS Energy’s consolidated statements of income.
Cash Position, Investing, and Financing
At June 30, 2018, CMS Energy had $501 million of consolidated cash and cash equivalents, which included $24 million of restricted cash and cash equivalents. At June 30, 2018, Consumers had $276 million of consolidated cash and cash equivalents, which included $22 million of restricted cash and cash equivalents. For additional details, see Note 12, Cash and Cash Equivalents.
Operating Activities
For the six months ended June 30, 2018, net cash provided by operating activities at CMS Energy increased $297 million compared with 2017 and net cash provided by operating activities at Consumers decreased $27 million compared with 2017. The TCJA had no impact on net cash provided by operating activities for the six months ended June 30, 2018, because CMS Energy made no income tax payments, and because Consumers’ rates do not yet reflect the anticipated reduction in its revenue requirements related to the TCJA. Presented in the following table are specific components of the changes to net cash provided by operating activities for the six months ended June 30, 2018 versus 2017:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2017	$1,119
Reasons for the change
Higher net income	$89
Favorable impact of changes in core working capital,[1] due primarily to the receipt of alternative minimum tax credit refunds	123
Favorable impact of changes in other assets and liabilities, including the collection of an increased surcharge to fund Consumers’ energy waste reduction plan and lower prepayments of expenses	85
Six Months Ended June 30, 2018	$1,416
Consumers
Six Months Ended June 30, 2017	$1,125
Reasons for the change
Higher net income	$79
Unfavorable impact of changes in core working capital,[1] including lower overcollections of PSCR charges and higher vendor payments, offset largely by higher sales	(3)
Unfavorable impact of changes in other assets and liabilities, due primarily to higher income tax payments to CMS Energy, offset partially by the collection of an increased surcharge to fund Consumers’ energy waste reduction plan and lower prepayments of expenses	(103)
Six Months Ended June 30, 2018	$1,098

[1]	Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds related to PSCR and GCR overrecoveries.

Investing Activities
Presented in the following table are specific components of the changes to net cash used in investing activities for the six months ended June 30, 2018 versus 2017:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2017	$(806)
Reasons for the change
Higher capital expenditures	$(126)
Changes in EnerBank notes receivable, reflecting growth in consumer lending	(55)
Proceeds from the sale of EnerBank notes receivable in 2017	(19)
Other investing activities	(2)
Six Months Ended June 30, 2018	$(1,008)
Consumers
Six Months Ended June 30, 2017	$(802)
Reasons for the change
Higher capital expenditures	$(118)
Decrease in DB SERP investment	6
Six Months Ended June 30, 2018	$(914)
Financing Activities
Presented in the following table are specific components of net cash provided by (used in) financing activities for the six months ended June 30, 2018 and 2017:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2017	$(129)
Reasons for the change
Lower debt issuances	$(129)
Higher debt retirements	(172)
Changes in EnerBank certificates of deposit, reflecting higher borrowings	163
Lower repayments under Consumers’ commercial paper program	228
Lower issuances of common stock under the continuous equity offering program	(40)
Higher payments of dividends on common stock	(16)
Higher debt issuance costs and early debt retirement payments	(16)
Six Months Ended June 30, 2018	$(111)
Consumers
Six Months Ended June 30, 2017	$(111)
Reasons for the change
Higher debt issuances	$195
Higher debt retirements	(67)
Lower repayments under Consumers’ commercial paper program	228
Lower stockholder contribution from CMS Energy	(200)
Higher payments of dividends on common stock	(9)
Higher debt issuance costs and early debt retirement payments	(9)
Six Months Ended June 30, 2018	$27

Capital Resources and Liquidity
CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization—Dividend Restrictions. For the six months ended June 30, 2018, Consumers paid $245 million in dividends on its common stock to CMS Energy.
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
In March 2017, CMS Energy entered into an updated continuous equity offering program. Under this program, CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million. CMS Energy issued common stock under this program and received net proceeds of $29 million in May 2018 and $70 million in June 2017. CMS Energy plans to file a new prospectus supplement to allow additional issuances of common stock.
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
In July 2018, Consumers entered into a bond purchase agreement to issue an aggregate principal amount of $500 million in first mortgage bonds through a private placement. The issuance and funding of the bonds is expected to occur in October 2018.
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
At June 30, 2018, CMS Energy had $549 million of its revolving credit facility available and Consumers had $1,068 million of its secured revolving credit facilities available. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2018, no commercial paper notes were outstanding under this program. For additional details on CMS Energy’s and Consumers’ revolving credit facilities and commercial paper program, see Note 4, Financings and Capitalization.
Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At June 30, 2018, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of June 30, 2018, as presented in the following table:

June 30, 2018
Credit Agreement, Indenture, or Facility	Limit		Actual
CMS Energy, parent only
Debt to EBITDA[1]	<	6.0 to 1.0	4.2 to 1.0
Debt to EBITDA[2]	<	6.25 to 1.0	4.1 to 1.0
Consumers
Debt to Capital[3]	<	0.65 to 1.0	0.46 to 1.0

[1]	Applies to CMS Energy’s term loan agreements.

[2]
Applies to CMS Energy’s revolving credit agreement. In June 2018, CMS Energy amended this revolving credit facility, eliminating the security provided by Consumers common stock, and extending the expiration date to June 2023.

[3]	Applies to Consumers’ $850 million and $250 million revolving credit agreements and its $35 million and $30 million reimbursement agreements.
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
Off-Balance-Sheet Arrangements
CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $153 million at June 30, 2018. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments—Guarantees.
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
In June 2018, Consumers filed an IRP with the MPSC detailing its long-term strategy for delivering reliable and affordable energy to its customers through the increased use of energy efficiency and customer demand management programs and additional renewable energy. The IRP supports Consumers’ clean energy breakthrough goal of reducing carbon emissions by 80 percent and eliminating the use of coal to generate electricity by 2040.
Specifically, in its IRP filing, Consumers requests the MPSC’s approval of:

•	the retirement of two coal-fueled generating units, totaling 515 MW, in 2023

•	the retirement of two coal-fueled and two oil- and natural gas-fueled generating units, totaling 1,815 MW, in 2031

•	the retirement of its remaining coal-fueled generating unit, totaling 780 MW, in 2039
Consumers proposes replacing the capacity to be retired with:

•	demand response programs

•	increased energy efficiency

•	increased renewable energy generation

•	grid modernization tools

•	battery storage
The IRP proposes renewable energy levels beyond the standard set in the 2016 Energy Law, which raised the renewable energy standard from the present ten-percent requirement to 15 percent by 2021. Specifically, the IRP proposes renewable energy levels of 25 percent by 2025, over 35 percent by 2030, and over 40 percent by 2040, to be achieved mainly through the economic development of up to 6,000 MW of solar generation and 550 MW of wind generation.
The IRP filing also incorporates Consumers’ existing plans to purchase additional electricity from the T.E.S. Filer City plant following the conversion of the plant to use natural gas as its primary fuel instead of coal. The conversion is expected to increase the amount of capacity and energy produced by the plant from 73 MW to 225 MW. In May 2017, in anticipation of the planned conversion, T.E.S. Filer City and Consumers agreed to amend their PPA. Under the amendment to the PPA, Consumers will purchase the increased capacity and electricity generated by the converted facility for 15 years. The original PPA was set to expire in 2025. In February 2018, the MPSC approved the amendment to the PPA. The amendment is contingent on a finding by FERC that sales made under the amended PPA are exempt from, or authorized under, Section 205 of the Federal Power Act and on commercial operation of the converted facility on or before June 1, 2022. T.E.S. Filer City expects the converted plant to be operational in 2020.
PURPA: PURPA requires Consumers to purchase power from qualifying cogeneration and small power production facilities at a price approved by the MPSC that is meant to represent Consumers’ “avoided cost” of generating power or purchasing power from another source. In November 2017, the MPSC issued an order setting a new avoided-cost formula to determine the price that Consumers must pay to purchase power under PURPA. Among other things, the MPSC’s order changes the basis of Consumers’ avoided cost from the cost of coal-fueled generating units to that of natural gas-fueled generating units. The MPSC order also assigns more capacity value to qualifying facilities that are consistently able to generate electricity during peak times. Although the costs Consumers incurs to purchase power from qualifying facilities are passed on to customers, the order could result in mandated purchases of generation, potentially at above-market prices, and reduce Consumers’ need for new owned generation. This in turn could have a material adverse effect on Consumers’ long-term capital investment plan and the affordability of future customer rates.
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
In its June 2018 IRP filing, Consumers proposed a new method of calculating its avoided cost, based on a competitive bidding process, which will enable Consumers to purchase energy from new generation at the lowest cost and mitigate the risk of forced purchases of renewable generation. In accordance with the 2016 Energy Law, Consumers also proposed a financial compensation mechanism to recognize the financial impacts associated with procuring capacity from third parties and enable Consumers to earn a financial incentive on PPAs entered into through the proposed competitive bidding process.
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
In September 2017, Consumers filed amendments to its renewable energy plan with the MPSC, requesting approval to acquire up to 525 MW of new wind generation projects and up to 100 MW of new solar generation projects in order to meet its renewable energy requirement. In May 2018, as a result of requests for proposals issued in 2017 to acquire wind and solar generation projects within MISO’s service territory, Consumers entered into an agreement to purchase a wind generation project under development, with capacity of up to 150 MW, in Gratiot County, Michigan. Consumers expects to begin construction in May 2019 and that the project will be completed and operational in 2020. The agreement is subject to MPSC approval.
In June 2018, Consumers issued additional requests for proposals to acquire up to 400 MW of wind generation projects ranging in size from 75 MW to 200 MW and up to 100 MW of solar generation projects at least 10 MW in size. The projects are required to be located in Michigan and operational by 2021. Any contracts entered into as a result of the requests for proposals would be subject to MPSC approval.
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
Electric ROA: Under Michigan law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-normalized retail sales for the preceding calendar year. At June 30, 2018, electric deliveries under the ROA program were at the ten-percent limit. Of Consumers’ 1.8 million electric customers, 287 customers, or 0.02 percent, purchased electric generation service under the ROA program.
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
In June 2018, the MPSC issued an order requiring all electric suppliers to demonstrate that a portion of the capacity procured to serve customers during peak demand times is located in the MISO footprint in Michigan’s Lower Peninsula. In July 2018, the Michigan Court of Appeals issued a decision that the MPSC does not have statutory authority to implement such a requirement for alternative electric suppliers. Consumers believes the 2016 Energy Law does give such authorization to the MPSC, and plans to file an application for leave to appeal the Court of Appeals’ decision to the Michigan Supreme Court. The Michigan Supreme Court has discretion on whether to grant an application for leave to appeal.
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Note 2, Regulatory Matters.

2018 Electric Rate Case: In May 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $58 million, based on a 10.75 percent authorized return on equity. The filing requests authority to recover new investment in system reliability, environmental compliance, and technology enhancements. Presented in the following table are the components of the requested increase in revenue:

In Millions
Components of the requested rate increase
Investment in rate base	$95
Cost of capital	62
Operating and maintenance costs	19
Working capital	5
Effects of TCJA	(113)
Gross margin	(10)
Total	$58
The filing also seeks approval of an investment recovery mechanism that would provide for an additional annual rate increase of $49 million beginning in 2020 and another $48 million beginning in 2021 for incremental investments that Consumers plans to make for distribution infrastructure, subject to reconciliation.
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
In 2015, the EPA released its new rule to lower the NAAQS for ozone. The new ozone NAAQS will make it more difficult to construct or modify power plants in areas of the country that have not met the new ozone standard. In April 2018, the EPA designated certain areas of Michigan as not meeting the new standard; none of Consumers’ fossil-fuel-fired generating units are located in these areas. Some of Consumers’ compressor stations are located in areas impacted by the rule, but Consumers expects only minor permitting impacts if those units are modified in the future. The NAAQS for ozone are presently being litigated. Consumers does not expect that any decision will have a material adverse impact on its generating assets.

Consumers’ strategy to comply with air quality regulations, including CSAPR, NAAQS, and MATS, as well as its legal obligations, involved the installation and operation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA rulemakings, litigation, and congressional action. This evaluation could result in:

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
The EPA has also announced that it intends to begin the rulemaking process for a replacement rule that conforms to the new legal interpretation set forth in the published proposed repeal of the Clean Power Plan. In December 2017, the EPA published an advance notice of proposed rulemaking soliciting information on whether the EPA should replace the Clean Power Plan and, if so, how it should be replaced. It is expected that the EPA will propose a replacement rule in the summer of 2018. Consumers does not expect that any changes to the Clean Power Plan will have an adverse impact on its environmental strategy.
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
CCRs: In 2015, the EPA published a final rule regulating CCRs, such as coal ash, under RCRA. The final rule adopts minimum standards for beneficially reusing and disposing of non‑hazardous CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information. The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non‑CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. Consumers has received approval of and has begun work to close some existing ash ponds and replace them with double-lined ash ponds or concrete infrastructure. Consumers will continue to develop additional work plans for submission to the MDEQ to ensure coordination between federal and state requirements.
Furthermore, Congress passed legislation in 2016 that allows states to develop a permitting program for CCR under RCRA, and Michigan is taking legislative steps to adopt such a program. In March 2018, the EPA proposed the first of two rules intended to amend the 2015 final rule. In the proposed rule, the EPA put forth several provisions that would allow states or the EPA to incorporate flexibilities into their permitting process. Consumers may need to adjust its recorded ARO associated with coal ash disposal sites depending on the outcome of its submissions to the MDEQ and on a future RCRA permitting program under MDEQ, if the EPA approves a state-level program. Consumers has historically been authorized to recover in electric rates costs incurred related to cleanup and closure of coal ash disposal sites.
Water: The EPA’s rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act became effective in 2014. The rule is aimed at reducing alleged harmful impacts on fish and shellfish. In April 2018, Consumers submitted to the MDEQ for review and approval all required studies and recommended plans to comply with Section 316(b).
In 2015, the EPA released its final effluent limitation guidelines. These guidelines, which are presently being litigated, set stringent new requirements for the discharge from electric generating units into wastewater streams. In August 2017, the EPA announced that it will undertake a rulemaking to replace specific portions of the rule. In September 2017, the EPA proposed delaying the compliance start dates for two years, but maintained the compliance end dates. Rulemaking is expected to conclude in late 2018 or early 2019. Consumers does not expect any adverse changes to its environmental strategy as a result of any revisions to the rule.
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
Gas Rate Case: In October 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $178 million, based on a 10.5 percent authorized return on equity. The largest component of the request was an annual revenue requirement of $162 million related to infrastructure investment and related costs that would allow Consumers to improve system safety, capacity, and deliverability. In March 2018, Consumers reduced its requested revenue requirement to $145 million, before taking into consideration any impact of the TCJA. Consumers further reduced its requested revenue requirement to $83 million to reflect the impact of the TCJA, offset partially by an increase in the authorized return on equity to 10.75 percent to compensate for the anticipated negative effects of tax reform on Consumers’ cash flows from operating activities. In July 2018, Consumers reduced its requested revenue requirement to $60 million, based on a 10.0 percent authorized return on equity.
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
In July 2018, the administrative law judge issued a proposal for decision, recommending an annual rate increase of $11 million, based on a 10.0 percent authorized return on equity. The administrative law judge also recommended approval of the revenue decoupling mechanism, as proposed, and the investment recovery mechanism, as requested with modifications. In addition, based on the position of the MPSC Staff, the administrative law judge recommended the disallowance of cost recovery for certain categories of historical capital expenditures incurred by Consumers. If, in the final order in this case, the MPSC were to adopt some or all of the administrative law judge’s recommendations, Consumers would be required to write off up to $145 million of assets. A material disallowance of historical costs could negatively affect CMS Energy’s and Consumers’ results of operations. While Consumers cannot predict the outcome of this proceeding, it does not believe it is probable that the MPSC will disallow these historical capital expenditures in the final order, as there is no regulatory precedent of a disallowance of this type.
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
Enterprises Outlook and Uncertainties
The primary focus with respect to CMS Energy’s enterprises businesses is to maximize the value of their generating assets, which represent 1,110 MW of capacity, and to pursue opportunities for the development of renewable generation projects.
T.E.S. Filer City plans to convert its plant to use natural gas as its primary fuel instead of coal. The conversion is expected to increase the amount of capacity and energy produced by the plant from 73 MW to 225 MW. In May 2017, in anticipation of the planned conversion, T.E.S. Filer City and Consumers agreed to amend their PPA. Under the amendment to the PPA, Consumers will purchase the increased capacity and electricity generated by the converted facility for 15 years. The original PPA was set to expire in 2025. In February 2018, the MPSC approved the amendment to the PPA. The amendment is contingent on a finding by FERC that sales made under the amended PPA are exempt from, or authorized under, Section 205 of the Federal Power Act and on commercial operation of the converted facility on or before June 1, 2022. T.E.S. Filer City expects the converted plant to be operational in 2020.
In June 2018, CMS Enterprises completed the development and construction of an 8‑MW solar generation project in Delta Township, Michigan. A second solar generation project, totaling 16 MW, is presently under construction. Energy produced by the solar generation projects will be sold under 25‑year PPAs to Lansing Board of Water and Light, a non‑affiliated utility.
In June 2018, CMS Enterprises entered into an agreement to purchase a 105‑MW wind generation project in northwest Ohio. The project is presently under construction and expected to be completed by fall 2018. Renewable energy produced by the wind generation project has been committed to General Motors LLC, a non‑affiliated company, under a 15‑year PPA.
The enterprises segment’s assets may be affected by environmental laws and regulations. The new ozone NAAQS will make it more difficult to construct or modify power plants in areas of the country that have not met the new ozone standard. In April 2018, the EPA designated certain areas of Michigan as not meeting the new standard; the enterprises segment’s independent power plant located in Dearborn, Michigan is in one such area and, as a result, would be subject to additional permitting restrictions in the event of any future modifications. For additional details regarding the new ozone NAAQS, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
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

Other Outlook and Uncertainties
EnerBank: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank represented four percent of CMS Energy’s net assets at June 30, 2018 and four percent of CMS Energy’s net income available to common stockholders for the six months ended June 30, 2018. The carrying value of EnerBank’s loan portfolio was $1.4 billion at June 30, 2018. Its loan portfolio was funded primarily by certificates of deposit of $1.4 billion. The twelve-month rolling average net default rate on loans held by EnerBank was 1.3 percent at June 30, 2018. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of June 30, 2018.
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

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2018	2017	2018	2017

Operating Revenue	$1,492	$1,449	$3,445	$3,278

Operating Expenses
Fuel for electric generation	115	125	247	242
Purchased and interchange power	393	373	775	706
Purchased power – related parties	19	21	38	43
Cost of gas sold	112	111	493	447
Maintenance and other operating expenses	326	315	636	605
Depreciation and amortization	204	197	483	459
General taxes	68	66	155	147
Total operating expenses	1,237	1,208	2,827	2,649

Operating Income	255	241	618	629

Other Income (Expense)
Interest income	4	2	6	7
Allowance for equity funds used during construction	1	2	2	4
Income from equity method investees	4	3	7	7
Nonoperating retirement benefits, net	22	4	46	7
Other income	—	—	1	2
Other expense	(9)	(2)	(11)	(4)
Total other income	22	9	51	23

Interest Charges
Interest on long-term debt	103	103	203	203
Other interest expense	10	8	21	16
Allowance for borrowed funds used during construction	(1)	(1)	(1)	(2)
Total interest charges	112	110	223	217

Income Before Income Taxes	165	140	446	435
Income Tax Expense	25	47	65	143

Net Income	140	93	381	292
Income Attributable to Noncontrolling Interests	1	1	1	1

Net Income Available to Common Stockholders	$139	$92	$380	$291

Basic Earnings Per Average Common Share	$0.49	$0.33	$1.35	$1.04
Diluted Earnings Per Average Common Share	$0.49	$0.33	$1.35	$1.04

Dividends Declared Per Common Share	$0.3575	$0.3325	$0.7150	$0.6650
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2018	2017	2018	2017

Net Income	$140	$93	$381	$292

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- for all periods	1	1	2	1
Amortization of prior service credit, net of tax of $- for all periods	(1)	—	(1)	—

Investments
Unrealized gain (loss) on investments, net of tax of $-, $1, $-, and $1	—	—	(1)	1

Other Comprehensive Income	—	1	—	2

Comprehensive Income	140	94	381	294

Comprehensive Income Attributable to Noncontrolling Interests	1	1	1	1

Comprehensive Income Attributable to CMS Energy	$139	$93	$380	$293
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2018	2017

Cash Flows from Operating Activities
Net income	$381	$292
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	483	459
Deferred income taxes and investment tax credit	60	132
Other non-cash operating activities and reconciling adjustments	22	47
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	298	154
Inventories	101	44
Accounts payable and accrued refunds	(41)	37
Other current and non-current assets and liabilities	112	(46)
Net cash provided by operating activities	1,416	1,119

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(872)	(746)
Increase in EnerBank notes receivable	(80)	(25)
Proceeds from the sale of EnerBank notes receivable	—	19
Cost to retire property and other investing activities	(56)	(54)
Net cash used in investing activities	(1,008)	(806)

Cash Flows from Financing Activities
Proceeds from issuance of debt	794	923
Retirement of debt	(660)	(488)
Increase (decrease) in EnerBank certificates of deposit	136	(27)
Decrease in notes payable	(170)	(398)
Issuance of common stock	36	76
Payment of dividends on common and preferred stock	(204)	(188)
Payment of capital lease obligations and other financing costs	(43)	(27)
Net cash used in financing activities	(111)	(129)

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	297	184
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	204	257

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$501	$441

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$140	$146
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2018	December 31 2017

Current Assets
Cash and cash equivalents	$477	$182
Restricted cash and cash equivalents	17	17
Accounts receivable and accrued revenue, less allowance of $20 in both periods	708	1,032
Notes receivable, less allowance of $23 in 2018 and $20 in 2017	206	198
Notes receivable held for sale	—	2
Accounts receivable – related parties	14	12
Inventories at average cost
Gas in underground storage	367	458
Materials and supplies	143	133
Generating plant fuel stock	60	81
Deferred property taxes	187	257
Regulatory assets	14	20
Prepayments and other current assets	93	83
Total current assets	2,286	2,475

Plant, Property, and Equipment
Plant, property, and equipment, gross	23,258	22,506
Less accumulated depreciation and amortization	6,808	6,510
Plant, property, and equipment, net	16,450	15,996
Construction work in progress	787	765
Total plant, property, and equipment	17,237	16,761

Other Non-current Assets
Regulatory assets	1,690	1,764
Accounts and notes receivable	1,246	1,187
Investments	74	64
Other	779	799
Total other non-current assets	3,789	3,814

Total Assets	$23,312	$23,050

LIABILITIES AND EQUITY
In Millions
	June 30 2018	December 31 2017

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$1,216	$1,103
Notes payable	—	170
Accounts payable	623	725
Accounts payable – related parties	6	15
Accrued rate refunds	45	33
Accrued interest	102	103
Accrued taxes	267	360
Regulatory liabilities	159	80
Other current liabilities	117	195
Total current liabilities	2,535	2,784

Non-current Liabilities
Long-term debt	9,272	9,123
Non-current portion of capital leases and financing obligation	81	91
Regulatory liabilities	3,751	3,715
Postretirement benefits	787	766
Asset retirement obligations	426	430
Deferred investment tax credit	102	87
Deferred income taxes	1,344	1,269
Other non-current liabilities	305	307
Total non-current liabilities	16,068	15,788

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 283.2 shares in 2018 and 281.6 shares in 2017	3	3
Other paid-in capital	5,076	5,019
Accumulated other comprehensive loss	(61)	(50)
Accumulated deficit	(346)	(531)
Total common stockholders’ equity	4,672	4,441
Noncontrolling interests	37	37
Total equity	4,709	4,478

Total Liabilities and Equity	$23,312	$23,050
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2018	2017	2018	2017

Total Equity at Beginning of Period	$4,633	$4,407	$4,478	$4,290

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	5,037	4,927	5,019	4,916
Common stock issued	39	80	47	88
Common stock repurchased	—	(1)	(10)	(13)
Common stock reissued	—	—	20	15
At end of period	5,076	5,006	5,076	5,006

Accumulated Other Comprehensive Loss
At beginning of period	(61)	(49)	(50)	(50)
Retirement benefits liability
At beginning of period	(60)	(50)	(50)	(50)
Cumulative effect of change in accounting principle	—	—	(11)	—
Amortization of net actuarial loss	1	1	2	1
Amortization of prior service credit	(1)	—	(1)	—
At end of period	(60)	(49)	(60)	(49)
Investments
At beginning of period	(1)	1	—	—
Unrealized gain (loss) on investments	—	—	(1)	1
At end of period	(1)	1	(1)	1
At end of period	(61)	(48)	(61)	(48)

Accumulated Deficit
At beginning of period	(383)	(511)	(531)	(616)
Cumulative effect of change in accounting principle	—	—	8	—
Net income attributable to CMS Energy	139	92	380	291
Dividends declared on common stock	(102)	(93)	(203)	(187)
At end of period	(346)	(512)	(346)	(512)

Noncontrolling Interests
At beginning of period	37	37	37	37
Income attributable to noncontrolling interests	1	1	1	1
Distributions and other changes in noncontrolling interests	(1)	(1)	(1)	(1)
At end of period	37	37	37	37

Total Equity at End of Period	$4,709	$4,486	$4,709	$4,486
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2018	2017	2018	2017

Operating Revenue	$1,395	$1,362	$3,250	$3,099

Operating Expenses
Fuel for electric generation	86	100	188	189
Purchased and interchange power	388	369	766	700
Purchased power – related parties	19	22	39	44
Cost of gas sold	108	105	485	437
Maintenance and other operating expenses	298	285	580	550
Depreciation and amortization	201	195	478	455
General taxes	66	64	151	143
Total operating expenses	1,166	1,140	2,687	2,518

Operating Income	229	222	563	581

Other Income (Expense)
Interest income	2	2	4	6
Allowance for equity funds used during construction	1	2	2	4
Nonoperating retirement benefits, net	20	2	42	5
Other income	—	—	1	14
Other expense	(3)	(2)	(5)	(4)
Total other income	20	4	44	25

Interest Charges
Interest on long-term debt	67	66	134	132
Other interest expense	4	4	9	7
Allowance for borrowed funds used during construction	(1)	(1)	(1)	(2)
Total interest charges	70	69	142	137

Income Before Income Taxes	179	157	465	469
Income Tax Expense	27	53	71	154

Net Income	152	104	394	315
Preferred Stock Dividends	1	1	1	1

Net Income Available to Common Stockholder	$151	$103	$393	$314
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2018	2017	2018	2017

Net Income	$152	$104	$394	$315

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- for all periods	—	1	1	1

Investments
Unrealized gain (loss) on investments, net of tax of $-, $1, $-, and $1	—	—	(1)	2
Reclassification adjustments included in net income, net of tax of $-, $-, $-, and $(5)	—	—	—	(8)

Other Comprehensive Income (Loss)	—	1	—	(5)

Comprehensive Income	$152	$105	$394	$310
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2018	2017

Cash Flows from Operating Activities
Net income	$394	$315
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	478	455
Deferred income taxes and investment tax credit	35	157
Other non-cash operating activities and reconciling adjustments	15	44
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	172	158
Inventories	98	43
Accounts payable and accrued refunds	(34)	38
Other current and non-current assets and liabilities	(60)	(85)
Net cash provided by operating activities	1,098	1,125

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(859)	(741)
Cost to retire property and other investing activities	(55)	(61)
Net cash used in investing activities	(914)	(802)

Cash Flows from Financing Activities
Proceeds from issuance of debt	544	349
Retirement of debt	(330)	(263)
Decrease in notes payable	(170)	(398)
Stockholder contribution	250	450
Payment of dividends on common and preferred stock	(246)	(237)
Payment of capital lease obligations and other financing costs	(21)	(12)
Net cash provided by (used in) financing activities	27	(111)

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	211	212
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	65	152

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$276	$364

Other non-cash investing and financing activities
Non-cash transactions
Capital expenditures not paid	$116	$133
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2018	December 31 2017

Current Assets
Cash and cash equivalents	$254	$44
Restricted cash and cash equivalents	17	17
Accounts receivable and accrued revenue, less allowance of $20 in both periods	690	885
Notes receivable	17	17
Accounts receivable – related parties	1	2
Inventories at average cost
Gas in underground storage	367	458
Materials and supplies	138	128
Generating plant fuel stock	58	76
Deferred property taxes	187	257
Regulatory assets	14	20
Prepayments and other current assets	82	71
Total current assets	1,825	1,975

Plant, Property, and Equipment
Plant, property, and equipment, gross	23,059	22,318
Less accumulated depreciation and amortization	6,736	6,441
Plant, property, and equipment, net	16,323	15,877
Construction work in progress	763	753
Total plant, property, and equipment	17,086	16,630

Other Non-current Assets
Regulatory assets	1,690	1,764
Accounts receivable	21	22
Investments	1	21
Other	660	687
Total other non-current assets	2,372	2,494

Total Assets	$21,283	$21,099

LIABILITIES AND EQUITY
In Millions
	June 30 2018	December 31 2017

Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$398	$365
Notes payable	—	170
Accounts payable	594	701
Accounts payable – related parties	11	19
Accrued rate refunds	45	33
Accrued interest	65	67
Accrued taxes	279	542
Regulatory liabilities	159	80
Other current liabilities	84	159
Total current liabilities	1,635	2,136

Non-current Liabilities
Long-term debt	5,738	5,561
Non-current portion of capital leases and financing obligation	81	91
Regulatory liabilities	3,751	3,715
Postretirement benefits	731	711
Asset retirement obligations	425	429
Deferred investment tax credit	102	87
Deferred income taxes	1,689	1,640
Other non-current liabilities	243	241
Total non-current liabilities	12,760	12,475

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	4,699	4,449
Accumulated other comprehensive loss	(29)	(12)
Retained earnings	1,340	1,173
Total common stockholder’s equity	6,851	6,451
Preferred stock	37	37
Total equity	6,888	6,488

Total Liabilities and Equity	$21,283	$21,099
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2018	2017	2018	2017

Total Equity at Beginning of Period	$6,713	$6,246	$6,488	$5,939

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	4,549	4,249	4,449	3,999
Stockholder contribution	150	200	250	450
At end of period	4,699	4,449	4,699	4,449

Accumulated Other Comprehensive Loss
At beginning of period	(29)	(9)	(12)	(3)
Retirement benefits liability
At beginning of period	(28)	(21)	(24)	(21)
Cumulative effect of change in accounting principle	—	—	(5)	—
Amortization of net actuarial loss	—	1	1	1
At end of period	(28)	(20)	(28)	(20)
Investments
At beginning of period	(1)	12	12	18
Cumulative effect of change in accounting principle	—	—	(12)	—
Unrealized gain (loss) on investments	—	—	(1)	2
Reclassification adjustments included in net income	—	—	—	(8)
At end of period	(1)	12	(1)	12
At end of period	(29)	(8)	(29)	(8)

Retained Earnings
At beginning of period	1,315	1,128	1,173	1,065
Cumulative effect of change in accounting principle	—	—	19	—
Net income	152	104	394	315
Dividends declared on common stock	(126)	(88)	(245)	(236)
Dividends declared on preferred stock	(1)	(1)	(1)	(1)
At end of period	1,340	1,143	1,340	1,143

Preferred Stock
At beginning and end of period	37	37	37	37

Total Equity at End of Period	$6,888	$6,462	$6,888	$6,462
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consumers Energy Company
Notes to the Unaudited Consolidated Financial Statements
These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP. CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the current period and to reflect the implementation of new accounting standards. CMS Energy and Consumers are required to make estimates using assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure that CMS Energy’s and Consumers’ financial position, results of operations, and cash flows for the periods presented are fairly stated. The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2017 Form 10‑K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
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

The implementation of the standard had no impact on CMS Energy’s consolidated financial statements. In accordance with the standard, as of January 1, 2018, Consumers removed a $19 million unrealized gain and the associated deferred taxes on its investment in CMS Energy common stock from AOCI and recorded the gain in retained earnings. In January 2018, Consumers transferred substantially all of its shares in CMS Energy common stock to a related charitable foundation and, in accordance with this standard, recognized all unrealized gains and losses on its remaining shares in net income for the three and six months ended June 30, 2018. The accounting treatment for this investment is reflected in Consumers’ consolidated financial statements only, and had no impact on CMS Energy’s consolidated financial statements. For further details on CMS Energy’s and Consumers’ investments in debt and equity securities, see Note 6, Financial Instruments.
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: This standard addresses the income tax effects stranded in AOCI as a result of the TCJA. Existing GAAP requires that the remeasurement of deferred tax assets and liabilities resulting from a change in tax laws or rates be presented in net income from continuing operations, even if the deferred taxes were associated with items that were originally recognized in AOCI. As a result, upon recognizing the effects of the TCJA, the tax effects of items in AOCI (referred to as stranded tax effects) no longer reflected the current income tax rate. To address this matter, this standard permits companies to reclassify to retained earnings the stranded tax effects of the TCJA. The standard is effective on January 1, 2019 for CMS Energy and Consumers, but early adoption is permitted. The new guidance is to be applied either in the period of adoption or retrospectively to each prior period in which the effect of the TCJA was recognized. CMS Energy and Consumers elected to adopt this standard early. Accordingly, as of January 1, 2018, CMS Energy reclassified $11 million of stranded tax effects from AOCI to retained earnings, which included $5 million reclassified at Consumers. At June 30, 2018, CMS Energy and Consumers did not have any material stranded tax effects remaining in AOCI.
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
CMS Energy and Consumers are not adopting the standard early and expect to elect certain practical expedients permitted by the standard, under which they will not be required to perform lease assessments or reassessments for agreements existing on the effective date. CMS Energy and Consumers expect to recognize additional lease assets and liabilities for their operating leases under the standard. CMS Energy and Consumers are continuing to evaluate the standard; however, they do not expect that it will have a material impact on their consolidated net income or cash flows.
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
Electric Rate Case: In March 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $173 million, based on a 10.5 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. In September 2017, Consumers reduced its requested annual rate increase to $148 million. In October 2017, Consumers self-implemented an annual rate increase of $130 million, subject to refund with interest and potential penalties. The MPSC issued an order in March 2018, authorizing an annual rate increase of $66 million, based on a 10.0 percent authorized return on equity. In June 2018, as a result of a petition for rehearing filed by Consumers, the MPSC issued an order adjusting the authorized annual rate increase to $72 million by allowing recovery of additional retirement benefit plan costs. Consumers had a recorded liability of $35 million for customer refunds at June 30, 2018.
Gas Rate Case: In February 2018, the MPSC Staff filed testimony in the general gas rate case that Consumers filed in October 2017. In its testimony, the MPSC Staff recommended the disallowance of cost recovery for certain categories of historical capital expenditures incurred by Consumers, totaling over $115 million. In July 2018, the administrative law judge issued a proposal for decision supporting a portion of the MPSC Staff’s recommended disallowance, totaling $100 million. If the MPSC were to adopt some or all of the administrative law judge’s recommendations, Consumers would be required to write off up to $145 million of assets; this range of loss takes into account Consumers’ actual historical costs. A material disallowance of historical costs could negatively affect CMS Energy’s and Consumers’ results of operations. While Consumers cannot predict the outcome of this proceeding, it does not believe it is probable that the MPSC will disallow these historical capital expenditures in the final order, as there is no regulatory precedent of a disallowance of this type.
Tax Cuts and Jobs Act: The TCJA, which changed existing federal tax law and included numerous provisions that affect businesses, was signed into law in December 2017. In February 2018, the MPSC ordered Consumers to file various proceedings to determine the reduction in its electric and gas revenue requirements as a result of the TCJA. The MPSC also ordered Consumers to implement bill credits to reflect that reduction until customer rates are adjusted through Consumers’ general rate cases. Consumers filed the first of these proceedings in March 2018, requesting a $49 million reduction in its annual gas revenue requirement. The MPSC approved this reduction in June 2018, with credits to customer bills beginning in July 2018. Consumers filed the second proceeding in April 2018, requesting a $113 million reduction in its annual electric revenue requirement. The MPSC approved this reduction in July 2018, with credits to customer bills beginning in August 2018. These credits will reduce rates prospectively for the impact of the TCJA but do not include potential refunds associated with Consumers’ remeasurement of its deferred income taxes; these will be considered in a subsequent proceeding.
By October 2018, Consumers will file two more proceedings to address amounts collected from customers during 2018 through the implementation of the first two proceedings. Consumers’ liability for customer refunds for amounts over-collected during that time was $88 million at June 30, 2018.

Consumers will also file, by October 2018, additional proceedings to address the December 31, 2017 remeasurement of its deferred income taxes and any other impacts of the TCJA on customers. For additional details on the remeasurement, see Note 9, Income Taxes.
Energy Waste Reduction Plan Incentive: Consumers filed its 2017 energy waste reduction reconciliation in May 2018, requesting the MPSC’s approval to collect from customers the maximum performance incentive of $31 million for exceeding its statutory savings targets in 2017. Consumers recognized incentive revenue under this program of $31 million in 2017.
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
At June 30, 2018, CMS Energy had a recorded liability of $47 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $58 million. CMS Energy expects to pay the following amounts for long-term liquid disposal and operating and maintenance costs during the remainder of 2018 and in each of the next five years:

In Millions
	2018	2019	2020	2021	2022	2023
CMS Energy
Long-term liquid disposal and operating and maintenance costs	$2	$4	$4	$4	$4	$4
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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At June 30, 2018, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At June 30, 2018, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
Ludington PCB: In 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout, and sealant materials at Ludington. Consumers removed part of the PCB material and replaced it with non‑PCB material. Consumers has had several communications with the EPA regarding this matter, but cannot predict the financial impact or outcome.
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
Underwater Cables in Straits of Mackinac: Consumers owns certain underwater electric cables in the Straits of Mackinac, which were de‑energized and retired in 1990. Consumers was notified that some of these cables were damaged as a result of vessel activity in April 2018. Following the notification, Consumers located, inspected, sampled, capped, and returned the retired cables to their original location on the lake bottom, and did not find any substantive evidence of environmental contamination.

Consumers is collaborating with the State of Michigan, local tribes, and other stakeholders to evaluate the status of the cables and to determine if any additional action is required. Consumers cannot predict the outcome of this matter, but if Consumers is required to remove all the cables, it could incur additional costs of up to $10 million. Consumers plans to file suit against the company that owns the vessel that allegedly caused the damage. Consumers would likely seek recovery from customers of any costs incurred.
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
At June 30, 2018, Consumers had a recorded liability of $83 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $90 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2018 and in each of the next five years:

In Millions
	2018	2019	2020	2021	2022	2023
Consumers
Remediation and other response activity costs	$11	$18	$10	$18	$7	$2
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At June 30, 2018, Consumers had a regulatory asset of $139 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At June 30, 2018, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at June 30, 2018:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from stock and asset sale agreements[1]	Various	Indefinite	$153	$3
Guarantees[2]	Various	Indefinite	39	—
Consumers
Guarantee[2]	July 2011	Indefinite	$30	$—

[1]
These obligations arose from stock and asset sale agreements under which CMS Energy or a subsidiary of CMS Energy indemnified the purchaser for losses resulting from various matters, primarily claims related to taxes. CMS Energy believes the likelihood of material loss to be remote for the indemnity obligations not recorded as liabilities.

[2]
At Consumers, this obligation comprises a guarantee provided to the U.S. Department of Energy in connection with a settlement agreement regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers. At CMS Energy, the guarantee obligations comprise Consumers’ guarantee to the U.S. Department of Energy and CMS Energy’s 1994 guarantee of non‑recourse revenue bonds issued by Genesee.

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
Other Contingencies
In addition to the matters disclosed in this Note and Note 2, Regulatory Matters, there are certain other lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties. These other lawsuits and proceedings may involve personal injury, property damage, contracts, environmental matters, federal and state taxes, rates, licensing, employment, and other matters. Further, CMS Energy and Consumers occasionally self-report certain regulatory non‑compliance matters that may or may not eventually result in administrative proceedings. CMS Energy and Consumers believe that the outcome of any one of these proceedings will not have a material negative effect on their consolidated results of operations, financial condition, or liquidity.

4:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long-term debt transactions during the six months ended June 30, 2018.

	Principal (In Millions)	Interest Rate	Issue/Retirement Date	Maturity Date
Debt issuances
CMS Energy, parent only
Junior subordinated notes[1]	$200	5.625%	March 2018	March 2078
Total CMS Energy, parent only	$200
Consumers
First mortgage bonds	$550	4.05%	May 2018	May 2048
Total Consumers	$550
Total CMS Energy	$750
Debt retirements
CMS Energy, parent only
Term loan facility	$180	variable	March 2018	December 2018
Senior notes[2]	$100	8.75%	June 2018	June 2019
Total CMS Energy, parent only	$280
Consumers
Tax-exempt pollution control revenue bonds	$68	various	April 2018	April 2018
First mortgage bonds	250	5.65%	May 2018	September 2018
Total Consumers	$318
Total CMS Energy	$598

[1]	These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness.

[2]	CMS Energy retired these senior notes at a premium and recorded a loss on extinguishment of $5 million in other expense on its consolidated statements of income.
In July 2018, Consumers entered into a bond purchase agreement to issue an aggregate principal amount of $500 million in first mortgage bonds through a private placement. The issuance and funding of the bonds is expected to occur in October 2018.
Revolving Credit Facilities: The following revolving credit facilities with banks were available at June 30, 2018:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2023[1]	$550	$—	$1	$549
Consumers
June 5, 2023[2,3]	$850	$—	$7	$843
November 23, 2019[3]	250	—	25	225
September 9, 2019[3]	30	—	30	—

[1]
During the six months ended June 30, 2018, CMS Energy’s average borrowings totaled $23 million with a weighted-average interest rate of 2.81 percent. In June 2018, CMS Energy amended this revolving credit facility, eliminating the security provided by Consumers common stock, and extending the expiration date to June 2023.

[2]	In June 2018, Consumers amended this revolving credit facility by increasing its borrowing capacity to $850 million and extending the expiration date to June 2023.

[3]	Obligations under this facility are secured by first mortgage bonds of Consumers.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2018, no commercial paper notes were outstanding under this program.
Dividend Restrictions: At June 30, 2018, payment of dividends by CMS Energy on its common stock was limited to $4.7 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at June 30, 2018, Consumers had $1.3 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
For the six months ended June 30, 2018, Consumers paid $245 million in dividends on its common stock to CMS Energy.
Issuance of Common Stock: In March 2017, CMS Energy entered into an updated continuous equity offering program permitting it to sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million. Presented in the following table are the transactions that CMS Energy entered into under the program:

	Number of Shares Issued	Average Price per Share	Net Proceeds (In Millions)
May 2018	638,898	$45.83	$29
June 2017	1,494,371	47.31	70

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

In Millions
	CMS Energy, including Consumers		Consumers
	June 30 2018	December 31 2017	June 30 2018	December 31 2017
Assets[1]
Cash equivalents	$56	$74	$—	$—
Restricted cash equivalents	17	17	17	17
CMS Energy common stock	—	—	1	21
Nonqualified deferred compensation plan assets	14	14	11	10
DB SERP
Cash equivalents	7	5	5	4
Debt securities	133	141	97	102
Derivative instruments
Commodity contracts	2	1	2	1
Total	$229	$252	$133	$155
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$14	$14	$11	$10
Derivative instruments
Commodity contracts	1	1	1	—
Total	$15	$15	$12	$10

[1]	All assets and liabilities were classified as Level 1 with the exception of some commodity contracts, which were classified as Level 3.

Cash Equivalents: Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity. Short-term debt instruments classified as cash equivalents on the consolidated balance sheets are not included since they are recorded at amortized cost.
Nonqualified Deferred Compensation Plan Assets and Liabilities: The nonqualified deferred compensation plan assets consist of mutual funds, which are valued using the daily quoted net asset values. CMS Energy and Consumers value their nonqualified deferred compensation plan liabilities based on the fair values of the plan assets, as they reflect the amount owed to the plan participants in accordance with their investment elections. CMS Energy and Consumers report the assets in other non‑current assets and the liabilities in other non‑current liabilities on their consolidated balance sheets.
DB SERP Assets: The DB SERP cash equivalents consist of a money market fund with daily liquidity. The DB SERP debt securities consist of U.S. Treasury debt securities and are valued at their daily quoted market prices. CMS Energy and Consumers report their DB SERP assets in other non‑current assets on their consolidated balance sheets. In July 2018, CMS Energy and Consumers sold the DB SERP debt securities. For additional details about DB SERP securities, see Note 6, Financial Instruments.
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

In Millions
	June 30, 2018					December 31, 2017
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$21	$21	$—	$—	$21	$21	$21	$—	$—	$21
Notes receivable[2]	1,437	1,522	—	—	1,522	1,371	1,464	—	—	1,464
Securities held to maturity	19	19	—	19	—	16	16	—	16	—
Liabilities
Long-term debt[3]	10,466	10,539	199	9,053	1,287	10,204	10,715	—	9,363	1,352
Long-term payables[4]	26	26	—	—	26	27	26	—	—	26
Consumers
Assets
Long-term receivables[1]	$21	$21	$—	$—	$21	$21	$21	$—	$—	$21
Notes receivable[5]	17	17	—	—	17	17	17	—	—	17
Liabilities
Long-term debt[6]	6,114	6,163	—	4,876	1,287	5,904	6,236	—	4,883	1,353

[1]	Includes current accounts receivable of $14 million at June 30, 2018 and December 31, 2017.

[2]	Includes current portion of notes receivable of $206 million at June 30, 2018 and $200 million at December 31, 2017.

[3]	Includes current portion of long-term debt of $1.2 billion at June 30, 2018 and $1.1 billion at December 31, 2017.

[4]	Includes current portion of long-term payables of $3 million at June 30, 2018 and December 31, 2017.

[5]	Includes current portion of notes receivable of $17 million at June 30, 2018 and December 31, 2017.

[6]	Includes current portion of long-term debt of $376 million at June 30, 2018 and $343 million at December 31, 2017.
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
The effects of third-party credit enhancements were excluded from the fair value measurements of long-term debt. The principal amount of CMS Energy’s long-term debt supported by third-party credit enhancements was $35 million at June 30, 2018 and $103 million at December 31, 2017. The entirety of these amounts was at Consumers.
Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

In Millions
	June 30, 2018				December 31, 2017
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMS Energy, including Consumers
Available for sale
DB SERP
Debt securities	$135	$—	$(2)	$133	$141	$—	$—	$141
Held to maturity
Debt securities	19	—	—	19	16	—	—	16
Consumers
Available for sale
DB SERP
Debt securities	$98	$—	$(1)	$97	$102	$—	$—	$102
CMS Energy common stock[1]	—	—	—	—	2	19	—	21

[1]
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

In January 2018, Consumers transferred substantially all of its shares in CMS Energy common stock to a related charitable foundation. Consumers’ remaining equity investment in CMS Energy common stock was $1 million at June 30, 2018. There were no material changes in the fair value of Consumers’ investment in CMS Energy common stock during the six months ended June 30, 2018.
The DB SERP debt securities classified as available for sale were U.S. Treasury debt securities with maturities ranging from one to ten years. Debt securities classified as held to maturity consisted primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.
In July 2018, CMS Energy and Consumers sold the DB SERP debt securities and CMS Energy issued a $146 million demand note payable to the DB SERP rabbi trust. The demand note payable and associated DB SERP investment will be eliminated on CMS Energy’s consolidated balance sheets. The CMS Energy demand note payable bears interest at an annual rate of 4.10 percent and has a maturity date of 2028.

7:    Notes Receivable
Presented in the following table are details of CMS Energy’s and Consumers’ current and non‑current notes receivable:

In Millions
	June 30, 2018	December 31, 2017
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$186	$178
EnerBank notes receivable held for sale	—	2
Michigan tax settlement	20	20
Non-current
EnerBank notes receivable	1,231	1,171
Total notes receivable	$1,437	$1,371
Consumers
Current
Michigan tax settlement	$17	$17
Total notes receivable	$17	$17
EnerBank notes receivable are unsecured consumer installment loans for financing home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses. Authorized contractors pay fees to EnerBank to provide borrowers with same-as-cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $85 million at June 30, 2018 and $84 million at December 31, 2017.
In July 2018, EnerBank purchased a portfolio of secured and unsecured consumer retail installment contracts with a principal value of $81 million.
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
Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent consumer loans was $13 million at June 30, 2018 and $14 million at December 31, 2017.
At June 30, 2018 and December 31, 2017, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

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
In November 2017, CMS Energy and Consumers approved certain amendments to the OPEB Plan, resulting in higher OPEB Plan credits in 2018 compared to 2017. Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
June 30	2018	2017	2018	2017	2018	2017	2018	2017
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$12	$11	$24	$22	$5	$5	$9	$10
Interest cost	23	22	45	44	9	13	18	26
Expected return on plan assets	(37)	(38)	(74)	(76)	(25)	(23)	(49)	(45)
Amortization of:
Net loss	19	20	37	40	4	8	8	16
Prior service cost (credit)	—	1	1	2	(17)	(9)	(34)	(18)
Net periodic cost (credit)	$17	$16	$33	$32	$(24)	$(6)	$(48)	$(11)
Consumers
Net periodic cost (credit)
Service cost	$11	$11	$23	$22	$4	$4	$8	$9
Interest cost	21	22	42	43	9	13	17	26
Expected return on plan assets	(34)	(37)	(69)	(74)	(23)	(21)	(46)	(42)
Amortization of:
Net loss	18	19	36	39	4	8	8	16
Prior service cost (credit)	—	1	1	2	(16)	(8)	(32)	(17)
Net periodic cost (credit)	$16	$16	$33	$32	$(22)	$(4)	$(45)	$(8)

9:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Six Months Ended June 30	2018	2017
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.6	4.7
Accelerated flow-through of regulatory tax benefits[1]	(5.0)	(4.2)
TCJA excess deferred taxes[2]	(3.4)	—
Research and development tax credits, net[3]	(2.2)	(0.1)
Production tax credits	(1.7)	(1.0)
Employee share-based awards	(0.3)	(1.4)
Other, net	0.6	(0.1)
Effective tax rate	14.6%	32.9%
Consumers
U.S. federal income tax rate	21.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.8	4.6
Accelerated flow-through of regulatory tax benefits[1]	(4.7)	(4.0)
TCJA excess deferred taxes[2]	(3.2)	—
Research and development tax credits, net[3]	(2.1)	(0.1)
Production tax credits	(1.5)	(0.9)
Employee share-based awards	(0.3)	(1.2)
Other, net	0.3	(0.6)
Effective tax rate	15.3%	32.8%

[1]
In 2013, the MPSC issued an order authorizing Consumers to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993. Consumers implemented this regulatory treatment beginning in 2014. This change, which also accelerates Consumers’ recognition of the income tax benefits, reduced Consumers’ income tax expense by $22 million for the six months ended June 30, 2018 and by $19 million for the six months ended June 30, 2017.

[2]
In December 2017, Consumers remeasured its deferred tax assets and liabilities at the new federal tax rate enacted by the TCJA and recorded a $1.8 billion regulatory liability. This regulatory liability relates to the excess deferred taxes arising from accelerated tax depreciation on assets in rate base that are governed by normalization provisions of the U.S. Internal Revenue Code. The normalization provisions require that the excess deferred taxes be refunded to customers over the remaining average service life of the associated assets. In January 2018, Consumers began to reduce this regulatory liability by crediting income tax expense. Consumers has fully reserved for the eventual refund of these excess deferred taxes that it has credited to income tax expense in a separate regulatory liability established by reducing revenue, and will continue to do so until these benefits are passed on to customers in accordance with an MPSC order, expected to be issued in 2019. At June 30, 2018, this reserve for refund of these excess deferred taxes totaled $18 million.

[3]
In March 2018, Consumers finalized a study of research and development tax credits for the tax years 2012 through 2016. As a result, Consumers recognized an $8 million increase in the credit, net of reserves for uncertain tax positions.

10:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2018	2017	2018	2017
Income available to common stockholders
Net income	$140	$93	$381	$292
Less income attributable to noncontrolling interests	1	1	1	1
Net income available to common stockholders – basic and diluted	$139	$92	$380	$291
Average common shares outstanding
Weighted-average shares – basic	282.1	279.5	281.8	279.2
Add dilutive nonvested stock awards	0.5	0.8	0.6	0.9
Weighted-average shares – diluted	282.6	280.3	282.4	280.1
Net income per average common share available to common stockholders
Basic	$0.49	$0.33	$1.35	$1.04
Diluted	0.49	0.33	1.35	1.04
Nonvested Stock Awards
CMS Energy’s nonvested stock awards are composed of participating and non‑participating securities. The participating securities accrue cash dividends when common stockholders receive dividends. Since the recipient is not required to return the dividends to CMS Energy if the recipient forfeits the award, the nonvested stock awards are considered participating securities. As such, the participating nonvested stock awards were included in the computation of basic EPS. The non‑participating securities accrue stock dividends that vest concurrently with the stock award. If the recipient forfeits the award, the stock dividends accrued on the non‑participating securities are also forfeited. Accordingly, the non‑participating awards and stock dividends were included in the computation of diluted EPS, but not basic EPS.

11:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended June 30, 2018	Electric Utility	Gas Utility	Enterprises[1]	Other[2]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,087	$302	$—	$—	$1,389
Other	—	—	24	—	24
Revenue recognized from contracts with customers	1,087	302	24	—	1,413
Leasing income	—	—	37	—	37
Financing income	2	2	—	36	40
Consumers alternative revenue programs	—	2	—	—	2
Total operating revenue – CMS Energy	$1,089	$306	$61	$36	$1,492
Consumers
Consumers utility revenue
Residential	$475	$194	$—	$—	$669
Commercial	386	58	—	—	444
Industrial	170	9	—	—	179
Other	56	41	—	—	97
Revenue recognized from contracts with customers	1,087	302	—	—	1,389
Financing income	2	2	—	—	4
Alternative revenue programs	—	2	—	—	2
Total operating revenue – Consumers	$1,089	$306	$—	$—	$1,395

In Millions
Six Months Ended June 30, 2018	Electric Utility	Gas Utility	Enterprises[1]	Other[2]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$2,163	$1,075	$—	$—	$3,238
Other	—	—	48	—	48
Revenue recognized from contracts with customers	2,163	1,075	48	—	3,286
Leasing income	—	—	76	—	76
Financing income	4	4	—	71	79
Consumers alternative revenue programs	—	4	—	—	4
Total operating revenue – CMS Energy	$2,167	$1,083	$124	$71	$3,445
Consumers
Consumers utility revenue
Residential	$976	$731	$—	$—	$1,707
Commercial	747	220	—	—	967
Industrial	313	33	—	—	346
Other	127	91	—	—	218
Revenue recognized from contracts with customers	2,163	1,075	—	—	3,238
Financing income	4	4	—	—	8
Alternative revenue programs	—	4	—	—	4
Total operating revenue – Consumers	$2,167	$1,083	$—	$—	$3,250

[1]	Amounts represent the enterprises segment’s operating revenue from independent power production and CMS ERM’s sales of energy commodities in support of the independent power production portfolio.

[2]	Amount represents EnerBank’s operating revenue from unsecured consumer installment loans for financing home improvements.
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
Accounts Receivable and Unbilled Revenues: Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost, which approximates fair value. CMS Energy and Consumers establish an allowance for uncollectible accounts based on historical losses, management’s assessment of existing economic conditions, customer payment trends, and other factors. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past-due terms established with customers. CMS Energy and Consumers charge off accounts deemed uncollectible to operating expense. Uncollectible expense for CMS Energy, including Consumers, was $14 million for the six months ended June 30, 2018. Uncollectible expense for Consumers was $14 million for the six months ended June 30, 2018.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets, were $280 million at June 30, 2018 and $481 million at December 31, 2017.
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

12:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
	June 30, 2018	December 31, 2017
CMS Energy, including Consumers
Cash and cash equivalents	$477	$182
Restricted cash and cash equivalents	17	17
Other non-current assets	7	5
Cash and cash equivalents, including restricted amounts	$501	$204
Consumers
Cash and cash equivalents	$254	$44
Restricted cash and cash equivalents	17	17
Other non-current assets	5	4
Cash and cash equivalents, including restricted amounts	$276	$65
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
Other Non‑current Assets: The cash equivalents classified as other non‑current assets represent an investment in a money market fund held in the DB SERP rabbi trust. See Note 5, Fair Value Measurements for more information regarding the DB SERP.

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

•
enterprises, consisting of various subsidiaries engaging in domestic independent power production, the marketing of independent power production, and the development and operation of renewable generation

CMS Energy presents EnerBank, corporate interest and other expenses, and Consumers’ other consolidated entities within other reconciling items.
Consumers
The reportable segments for Consumers are:

•	electric utility, consisting of regulated activities associated with the generation, transmission, and distribution of electricity in Michigan

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan
Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

In Millions
	Three Months Ended		Six Months Ended
June 30	2018	2017	2018	2017
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,089	$1,077	$2,167	$2,113
Gas utility	306	285	1,083	986
Enterprises	61	55	124	114
Other reconciling items	36	32	71	65
Total operating revenue – CMS Energy	$1,492	$1,449	$3,445	$3,278
Consumers
Operating revenue
Electric utility	$1,089	$1,077	$2,167	$2,113
Gas utility	306	285	1,083	986
Total operating revenue – Consumers	$1,395	$1,362	$3,250	$3,099
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$130	$94	$269	$218
Gas utility	21	9	124	96
Enterprises	14	7	29	19
Other reconciling items	(26)	(18)	(42)	(42)
Total net income available to common stockholders – CMS Energy	$139	$92	$380	$291
Consumers
Net income available to common stockholder
Electric utility	$130	$94	$269	$218
Gas utility	21	9	124	96
Total net income available to common stockholder – Consumers	$151	$103	$393	$314

In Millions
	June 30, 2018	December 31, 2017
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$15,646	$15,221
Gas utility[1]	7,397	7,080
Enterprises	175	167
Other reconciling items	40	38
Total plant, property, and equipment, gross – CMS Energy	$23,258	$22,506
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$15,646	$15,221
Gas utility[1]	7,397	7,080
Other reconciling items	16	17
Total plant, property, and equipment, gross – Consumers	$23,059	$22,318
CMS Energy, including Consumers
Total assets
Electric utility[1]	$14,075	$13,906
Gas utility[1]	7,187	7,139
Enterprises	321	342
Other reconciling items	1,729	1,663
Total assets – CMS Energy	$23,312	$23,050
Consumers
Total assets
Electric utility[1]	$14,075	$13,907
Gas utility[1]	7,187	7,139
Other reconciling items	21	53
Total assets – Consumers	$21,283	$21,099

[1]	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations for CMS Energy and Consumers is contained in Part I—Item 1. Financial Statements—MD&A, which is incorporated by reference herein.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risk as previously disclosed in Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2017 Form 10‑K.
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

Part II—Other Information
Item 1.    Legal Proceedings
CMS Energy, Consumers, and certain of their affiliates are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Part I—Item 3. Legal Proceedings, of the 2017 Form 10‑K, see Part I—Item 1. Financial Statements—Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in Part I—Item 1A. Risk Factors, in the 2017 Form 10‑K, which Risk Factors are incorporated herein by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended June 30, 2018:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2018 to
April 30, 2018	101	$45.29	—	—
May 1, 2018 to
May 31, 2018	721	45.58	—	—
June 1, 2018 to
June 30, 2018	917	45.17	—	—
Total	1,739	$45.35	—	—

[1]
All of the common shares were repurchased to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the Performance Incentive Stock Plan. The value of shares repurchased is based on the market price on the vesting date.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On July 24, 2018, Consumers and certain institutional purchasers in the private placement market (“Purchasers”) entered into a Bond Purchase Agreement (“BPA”) whereby Consumers will sell to the Purchasers named in the BPA an aggregate principal amount of $500 million First Mortgage Bonds (“FMBs”). The issuance and funding is expected to occur in October 2018, subject to customary conditions, and includes $100 million aggregate principal amount of 3.68 percent FMBs due 2027, $215 million aggregate principal amount of 4.01 percent FMBs due 2038 and $185 million aggregate principal amount of 4.28 percent FMBs due 2057. The foregoing description of the BPA does not purport to be complete and is qualified in its entirety by the provisions of the BPA, which is attached hereto as Exhibit 10.3 and incorporated by reference herein.

Item 6.    Exhibits
CMS Energy’s and Consumers’ Exhibit Index
The agreements included as exhibits to this Form 10‑Q filing are included solely to provide information regarding the terms of the agreements and are not intended to provide any other factual or disclosure information about CMS Energy, Consumers, or other parties to the agreements. The agreements may contain representations and warranties made by each of the parties to each of the agreements that were made exclusively for the benefit of the parties involved in each of the agreements and should not be treated as statements of fact. The representations and warranties were made as a way to allocate risk if one or more of those statements prove to be incorrect. The statements were qualified by disclosures of the parties to each of the agreements that may not be reflected in each of the agreements. The agreements may apply standards of materiality that are different than standards applied to other investors. Additionally, the statements were made as of the date of the agreements or as specified in the agreements and have not been updated. The representations and warranties may not describe the actual state of affairs of the parties to each agreement.
Additional information about CMS Energy and Consumers may be found in this filing, at www.cmsenergy.com, at www.consumersenergy.com, and through the SEC’s website at www.sec.gov.

Exhibits		Description
4.1	—	131st Supplemental Indenture dated as of May 14, 2018 between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8‑K filed May 14, 2018 and incorporated herein by reference)
4.2	—	132nd Supplemental Indenture dated as of June 5, 2018 between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8‑K filed June 5, 2018 and incorporated herein by reference)
10.1[1]	—
$550 million Fourth Amended and Restated Revolving Credit Agreement dated as of June 5, 2018 among CMS Energy, the Banks, as defined therein, and Barclays, as Agent. (Exhibit 10.1 to Form 8‑K filed June 5, 2018 and incorporated herein by reference)

10.2	—
$850 million Fifth Amended and Restated Revolving Credit Agreement date as of June 5, 2018 among Consumers, the Banks, as defined therein, and JPMorgan, as Agent. (Exhibit 10.2 to Form 8‑K filed June 5, 2018 and incorporated herein by reference)

10.3	—	Bond Purchase Agreement dated as of July 24, 2018 between Consumers and each of the Purchasers named therein
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

[1]	Obligations of CMS Energy or its subsidiaries, but not of Consumers.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION

Dated: July 26, 2018	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: July 26, 2018	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

EXHIBITS