Form 10-Q
period 2018-09-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2018-10-25
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

	CMS Energy Corporation: Yes ☒ No ☐	Consumers Energy Company: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	CMS Energy Corporation:	Consumers Energy Company:
	Large accelerated filer ☒	Large accelerated filer ☐
	Non-accelerated filer ☐	Non-accelerated filer ☒
	Accelerated filer ☐	Accelerated filer ☐
	Smaller reporting company ☐	Smaller reporting company ☐
	Emerging growth company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

	CMS Energy Corporation: ☐	Consumers Energy Company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	CMS Energy Corporation: Yes ☐ No ☒	Consumers Energy Company: Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 9, 2018:
CMS Energy Corporation:
CMS Energy Common Stock, $0.01 par value
(including 20,316 shares owned by Consumers Energy)		283,331,416
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation		84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended September 30, 2018

Glossary
Certain terms used in the text and financial statements are defined below.
2016 Energy Law
Michigan’s Public Acts 341 and 342 of 2016
2017 Form 10-K
Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2017
ABATE
The Association of Businesses Advocating Tariff Equity
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
Coal combustion residual
CEO
Chief Executive Officer
CERCLA
The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CFO
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
FTR
Financial transmission right
GAAP
U.S. Generally Accepted Accounting Principles
GCR
Gas cost recovery
Genesee
Genesee Power Station Limited Partnership, a variable interest entity in which HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50-percent interest
Internal Revenue Code
Internal Revenue Code of 1986, as amended
IRP
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

•
changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers

•
the adoption of federal or state laws or regulations or challenges to federal or state laws or regulations, or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy and ROA, infrastructure integrity or security, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, potential effects of the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results

•
factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather-related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; and changes in trade policies or regulations

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

•	population changes in the geographic areas where CMS Energy and Consumers conduct business

•	national, regional, and local economic, competitive, and regulatory policies, conditions, and developments

•	loss of customer demand for electric generation supply to alternative electric suppliers, increased use of distributed generation, or energy waste reduction

•	adverse consequences of employee, director, or third-party fraud or non-compliance with codes of conduct or with laws or regulations

•	federal regulation of electric sales and transmission of electricity, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations

•	the impact of credit markets, economic conditions, increased competition, and any new banking and consumer protection regulations on EnerBank

•	the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers

•
the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities

•
factors affecting development of electric generation projects and gas and electric transmission and distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, and government approvals

•
potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, operations, or backup systems due to accidents, explosions, physical disasters, cyber incidents, vandalism, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events

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
Central to Consumers’ commitment to its customers are the initiatives it has undertaken to keep electricity and natural gas affordable, including:

•	replacement of coal-fueled generation with cleaner and more efficient natural gas-fueled generation, renewable energy, and energy waste reduction and demand response programs

•	targeted infrastructure investment, including the installation of smart meters

•	information and control system efficiencies

•	employee and retiree health care cost sharing

•	workforce productivity enhancements
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
The 2016 Energy Law, which became effective in April 2017:

•	raised the renewable energy standard from the present ten-percent requirement to 12.5 percent by 2019 and 15 percent by 2021

•	established a goal of 35 percent combined renewable energy and energy waste reduction by 2025

•	authorized incentives for demand response programs and expanded existing incentives for energy efficiency programs, referring to the combined initiatives as energy waste reduction

•	established an integrated planning process for new generation resources
Consumers filed an IRP with the MPSC in June 2018, detailing its long-term strategy for delivering reliable and affordable energy to its customers through the increased use of energy efficiency and customer demand management programs and additional renewable energy.
In its IRP, Consumers details how it will meet the requirements of the 2016 Energy Law using its clean and lean strategy, which focuses on increasing the generation of renewable energy, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times. Further, Consumers details its plans to replace all of its coal-fueled generation with investment in renewable energy, proposing renewable energy levels of 25 percent by 2025, over 35 percent by 2030, and over 40 percent by 2040. The attainment of these renewable energy levels will enable Consumers to meet and exceed the 2016 Energy Law renewable energy requirements and fulfill increasing customer demand for renewable energy. The IRP supports the following clean energy goals, which Consumers announced during 2018:

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

CMS Energy, through its non-utility businesses, continues to pursue further opportunities for the development of renewable generation projects. CMS Enterprises recently completed the development and construction of two solar generation projects totaling 24 MW in Michigan; energy produced by these projects will be sold under 25-year PPAs to the Lansing Board of Water and Light, a non-affiliated utility. CMS Enterprises also purchased a 105-MW wind generation project in northwest Ohio, and the project became operational in September 2018. Renewable energy produced by the wind generation project has been committed to General Motors LLC, a non-affiliated company, under a 15-year PPA.
CMS Energy and Consumers are monitoring numerous legislative, policy, and regulatory initiatives, including those to regulate greenhouse gases, and related litigation. While CMS Energy and Consumers cannot predict the outcome of these matters, which could have a material effect on the companies, they intend to continue to move forward with their clean and lean strategy.
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
For the nine months ended September 30, 2018, CMS Energy’s net income available to common stockholders was $549 million, and diluted EPS were $1.94. This compares with net income available to common stockholders of $463 million and diluted EPS of $1.65 for the nine months ended September 30, 2017. In 2018, rate increases and higher sales were offset partially by higher depreciation and maintenance and other operating expenses. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Consumers projects that its electric and gas weather-normalized deliveries will remain stable through 2022. This outlook reflects growth in electric demand offset by the effects of energy waste reduction programs, and growth in gas demand offset by energy efficiency and conservation.
Performance: Impacting the Triple Bottom Line
CMS Energy’s and Consumers’ commitment to achieving world class performance while delivering hometown service has resulted in the companies’ best-ever performance in the areas of safety, service, and customer satisfaction. Leveraging the Consumers Energy Way, the companies met record-breaking 2017 goals in the areas of:

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

•
2018 Electric Rate Case: In May 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $58 million, based on a 10.75 percent authorized return on equity. In October 2018, Consumers reduced its requested annual rate increase to $44 million. The filing requests authority to recover new investment in system reliability, environmental compliance, and technology enhancements. The filing also seeks approval of an investment recovery mechanism that would provide for an additional annual rate increase of $49 million beginning in 2020 and another $48 million beginning in 2021 for incremental investments that Consumers plans to make for distribution infrastructure, subject to reconciliation. A final order is expected by the end of March 2019.

•
Gas Rate Case: In October 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $178 million, based on a 10.5 percent authorized return on equity. In August 2018, the MPSC approved a settlement agreement authorizing an annual rate increase of $11 million, based on a 10.0 percent authorized return on equity.

The MPSC also approved two rate adjustment mechanisms: a revenue decoupling mechanism and an investment recovery mechanism. The revenue decoupling mechanism will annually reconcile Consumers’ actual weather-normalized non-fuel revenues with the revenues approved by the MPSC. The investment recovery mechanism will provide for an additional annual rate increase of $9 million beginning in July 2019 and another $10 million beginning in July 2020 for incremental investments that Consumers plans to make in those years, subject to reconciliation. The investment recovery surcharge will remain in effect until rates are reset in a subsequent general rate case.

•
Tax Cuts and Jobs Act: The TCJA, which changed existing federal tax law and included numerous provisions that affect businesses, was signed into law in December 2017. In February 2018, the MPSC ordered Consumers to file various proceedings to determine the reduction in its electric and gas revenue requirements as a result of the TCJA. The MPSC also ordered Consumers to implement bill credits to reflect that reduction until customer rates are adjusted through Consumers’ general rate cases. Consumers filed the first of these proceedings in March 2018, requesting a $49 million reduction in its annual gas revenue requirement. The MPSC approved this reduction in June 2018, with credits to customer bills beginning in July 2018; this credit ended with the settlement of the gas rate case in August 2018. Consumers filed the second proceeding in April 2018, requesting a $113 million reduction in its annual electric revenue requirement. The MPSC approved this reduction in July 2018, with credits to customer bills beginning in August 2018. These credits reduce rates prospectively for the impact of the TCJA but do not include potential refunds associated with Consumers’ remeasurement of its deferred income taxes.

Consumers filed two more proceedings to address amounts collected from customers during 2018 through the implementation of the first two proceedings. Consumers filed the first of these proceedings in August 2018, requesting to refund $31 million to gas customers over six months beginning in December 2018. Consumers filed the second proceeding in September 2018, requesting to refund $70 million to electric customers over six months beginning in January 2019. Consumers has recorded a liability in an amount reflecting these proposed refunds.
In October 2018, Consumers filed an application to address the December 31, 2017 remeasurement of its deferred income taxes and other impacts of the TCJA on customers. The application requested approval to begin returning $0.4 billion of net regulatory tax liabilities through the rates determined in Consumers’ next gas rate case and $1.2 billion through the rates determined in Consumers’ next-filed electric rate case. Consumers’ total $1.6 billion of net regulatory tax liabilities comprises:

•
A regulatory tax liability of $1.7 billion associated with plant assets that are subject to normalization, which is governed by the Internal Revenue Code. This requires that the regulatory tax liability be returned over the remaining book life of the related plant assets, the average of which is 44 years for gas plant assets and 36 years for electric plant assets.

•
A regulatory tax asset of $0.3 billion associated with plant assets that are not subject to normalization. Consumers proposed to collect this over 44 years from gas customers and over 27 years from electric customers.

•	A regulatory tax liability of $0.2 billion, which does not relate to plant assets. Consumers proposed to refund this amount to customers over 15 years.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Nine Months Ended
September 30	2018	2017	Change	2018	2017	Change
Net Income Available to Common Stockholders	$169	$172	$(3)	$549	$463	$86
Basic Earnings Per Average Common Share	$0.60	$0.61	$(0.01)	$1.95	$1.65	$0.30
Diluted Earnings Per Average Common Share	$0.59	$0.61	$(0.02)	$1.94	$1.65	$0.29

In Millions
	Three Months Ended			Nine Months Ended
September 30	2018	2017	Change	2018	2017	Change
Electric utility	$199	$176	$23	$468	$394	$74
Gas utility	(19)	5	(24)	105	101	4
Enterprises	4	8	(4)	33	27	6
Corporate interest and other	(15)	(17)	2	(57)	(59)	2
Net Income Available to Common Stockholders	$169	$172	$(3)	$549	$463	$86

Presented in the following table are specific after-tax changes to CMS Energy’s net income available to common stockholders for the three and nine months ended September 30, 2018 versus 2017:

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2017		$172		$463
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$39		$50
Gas sales	(5)		29
Electric rate increase	16		41
Gas rate increase	4		20
OPEB Plan changes	14		41
Depreciation and amortization	(9)		(26)
Absence of state income tax benefit in 2017	(16)		(16)
Service restoration costs following severe storms	(9)		(1)
Other, including absence of a $9 million intercompany gain in first quarter of 2017	(35)	(1)	(60)	78
Enterprises
Reduction of the corporate income tax rate due to the impacts of the TCJA		4		8
Expiration of indemnity obligation		—		3
Lower earnings from operations due in part to an unplanned plant outage		(5)		(2)
Write off of capital costs related to T.E.S. Filer City plant conversion		(3)		(3)
Corporate interest and other
2017 elimination of an intercompany gain on the donation of CMS Energy stock		—		9
Higher earnings at EnerBank		3		4
Lower fixed charges and administrative and other expenses		3		5
Lower tax benefit due to the impacts of the TCJA		(4)		(12)
Loss on the early extinguishment of debt		—		(4)
September 30, 2018		$169		$549

Consumers Electric Utility Results of Operations
For the three months ended September 30, 2018, Consumers electric utility’s net income available to common stockholders was $199 million. This compares with net income available to common stockholders of $176 million for the three months ended September 30, 2017. In 2018, higher net income was due primarily to higher sales as a result of favorable weather and a rate increase. These increases were partially offset by higher service restoration expenses following storms and an increase in maintenance and other operating expenses. Lower tax expense in 2018 resulting from the TCJA was offset fully by a reduction in revenue to reflect the pass-through of TCJA-related benefits to customers. Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three months ended September 30, 2018 versus 2017:

In Millions
Three Months Ended September 30, 2017		$176
Reasons for the change
Electric deliveries[1] and rate increases
Higher sales due primarily to favorable weather in 2018	$53
Rate increase, including the impacts of the March 2018 order	22
Higher energy waste reduction program revenues	11
Decrease in other revenues	(1)	$85
Revenue reserve and lower rates related to the TCJA[2]		(40)
Maintenance and other operating expenses
Service restoration costs following severe storms	(12)
Higher energy waste reduction program costs	(11)
Higher other maintenance and operating expenses	(13)	(36)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(10)
General taxes
Higher property tax, reflecting higher capital spending	(3)
Higher other general taxes	(1)	(4)
Other income, net of expenses
Impact of OPEB Plan changes approved in November 2017	10
Other income, net of expenses	(1)	9
Interest charges		(1)
Income taxes
Reduction of the corporate income tax rate due to the impacts of the TCJA	41
Absence of a 2017 state income tax benefit	(12)
Absence of 2017 tax benefit associated with deductible lobbying expenses	(6)
Higher electric utility earnings	(3)	20
Three Months Ended September 30, 2018		$199

[1]	Deliveries to end-use customers were 10.6 billion kWh in 2018 and 10.0 billion kWh in 2017.

[2]	See Note 2, Regulatory Matters.
For the nine months ended September 30, 2018, Consumers electric utility’s net income available to common stockholders was $468 million. This compares with net income available to common stockholders of $394 million for the nine months ended September 30, 2017. In 2018, higher net income was due primarily to higher sales as a result of favorable weather and a rate increase, offset partially by higher depreciation on increased plant in service. Lower tax expense in 2018 resulting from the TCJA was offset fully by a reduction in revenue to reflect the pass-through of TCJA-related benefits to customers. Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the nine months ended September 30, 2018 versus 2017:

In Millions
Nine Months Ended September 30, 2017		$394
Reasons for the change
Electric deliveries[1] and rate increases
Higher sales due primarily to favorable weather in 2018	$70
Rate increase, including the impacts of the March 2018 order	56
Higher energy waste reduction program revenues	26
Decrease in other revenues	(3)	$149
Revenue reserve and lower rates related to the TCJA[2]		(109)
Maintenance and other operating expenses
Mutual insurance distribution in 2018	7
Higher energy waste reduction program costs	(26)
Higher other maintenance and operating expenses	(18)	(37)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(20)
General taxes
Settlement of a property tax appeal related to the Campbell plant in 2018	9
Settlement of a property tax appeal related to the Zeeland plant in 2017	(10)
Higher other general taxes	(3)
Higher property tax, reflecting higher capital spending	(2)	(6)
Other income, net of expenses
Impact of OPEB Plan changes approved in November 2017	31
2017 gain on the donation of CMS Energy stock[3]	(9)
Lower other income, net of expenses	(4)	18
Interest charges
Higher other interest charges		(4)
Income taxes
Reduction of the corporate income tax rate due to the impacts of the TCJA	95
Research and development tax credits[4]	6
Absence of a 2017 state income tax benefit	(12)
Absence of 2017 tax benefit associated with deductible lobbying expenses	(6)	83
Nine Months Ended September 30, 2018		$468

[1]	Deliveries to end-use customers were 29.1 billion kWh in 2018 and 28.2 billion kWh in 2017.

[2]	See Note 2, Regulatory Matters.

[3]	Gain at segment is eliminated on CMS Energy’s consolidated statements of income.

[4]	See Note 9, Income Taxes.

Consumers Gas Utility Results of Operations
For the three months ended September 30, 2018, Consumers gas utility’s net loss available to common stockholders was $19 million. This compares with net income available to common stockholders of $5 million for the three months ended September 30, 2017. In 2018, lower net income was due primarily to higher maintenance and other operating expenses. Presented in the following table are the detailed changes to the gas utility’s net income (loss) available to common stockholders for the three months ended September 30, 2018 versus 2017:

In Millions
Three Months Ended September 30, 2017		$5
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase, including the impacts of the September 2018 order	$6
Higher energy waste reduction program costs	1
Lower sales	(1)
Decrease in other revenues	(6)	$—
Revenue reserve and lower rates related to the TCJA[2]		(3)
Maintenance and other operating expenses
Higher expenses related to pipeline integrity	(8)
Increased distribution, transmission, and customer operations expenses	(6)
Increased expense associated with the retirement of certain units at gas compressor stations	(3)
Higher energy waste reduction program costs	(1)
Higher other maintenance and operating expenses	(6)	(24)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(2)
General taxes
Higher property tax, reflecting higher capital spending		(2)
Other income, net of expenses
Impact of OPEB Plan changes approved in November 2017	8
Lower other income, net of expenses	(1)	7
Interest charges		(1)
Income taxes
Lower gas utility earnings	10
Reduced tax benefit associated with the impacts of the TCJA	(4)
Absence of a 2017 state income tax benefit	(4)
Higher other income taxes	(1)	1
Three Months Ended September 30, 2018		$(19)

[1]	Deliveries to end-use customers were 27 bcf in 2018 and 27 bcf in 2017.

[2]	See Note 2, Regulatory Matters.
For the nine months ended September 30, 2018, Consumers gas utility’s net income available to common stockholders was $105 million. This compares with net income available to common stockholders of $101 million for the nine months ended September 30, 2017. In 2018, higher net income was due primarily to higher sales and rate increases, offset partially by higher depreciation and maintenance and other operating expenses. Lower tax expense in 2018 resulting from the TCJA was offset fully by a reduction in revenue to reflect the pass-through of TCJA-related benefits to customers. Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the nine months ended September 30, 2018 versus 2017:

In Millions
Nine Months Ended September 30, 2017		$101
Reasons for the change
Gas deliveries[1] and rate increases
Higher sales due primarily to favorable weather in 2018	$40
Rate increase, including the impacts of the September 2018 order	27
Higher energy waste reduction program revenues	18	$85
Revenue reserve and lower rates related to the TCJA[2]		(40)
Maintenance and other operating expenses
Higher energy waste reduction program costs	(18)
Increased distribution, transmission, and customer operations expenses	(16)
Higher expenses related to pipeline integrity	(9)
Increased expense associated with the retirement of gas compressor stations	(3)
Higher other maintenance and operating expenses	(8)	(54)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(15)
General taxes
Higher property taxes, reflecting higher capital spending		(8)
Other income, net of expenses
Impact of OPEB Plan changes approved in November 2017	24
2017 gain on the donation of CMS Energy stock[3]	(5)
Lower other income, net of expenses	(1)	18
Interest charges		(4)
Income taxes
Reduction of the corporate income tax rate due to the impacts of the TCJA	22
Lower gas utility earnings	6
Absence of a 2017 state income tax benefit	(4)
Higher other income taxes	(2)	22
Nine Months Ended September 30, 2018		$105

[1]	Deliveries to end-use customers were 211 bcf in 2018 and 189 bcf in 2017.

[2]	See Note 2, Regulatory Matters.

[3]	Gain at segment is eliminated on CMS Energy’s consolidated statements of income.

Enterprises Results of Operations
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the three months ended September 30, 2018 versus 2017:

In Millions
Three Months Ended September 30, 2017	$8
Reason for the change
Lower earnings from operations due in part to an unplanned plant outage	$(5)
Write off of capital costs related to T.E.S. Filer City plant conversion	(3)
Reduction of corporate income tax rate due to the impacts of the TCJA	4
Three Months Ended September 30, 2018	$4
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the nine months ended September 30, 2018 versus 2017:

In Millions
Nine Months Ended September 30, 2017	$27
Reason for the change
Reduction of corporate income tax rate due to the impacts of the TCJA	$8
Expiration of indemnity obligation	3
Lower earnings from operations due in part to an unplanned plant outage	(2)
Write off of capital costs related to T.E.S. Filer City plant conversion	(3)
Nine Months Ended September 30, 2018	$33
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the three months ended September 30, 2018 versus 2017:

In Millions
Three Months Ended September 30, 2017	$(17)
Reasons for the change
Higher earnings at EnerBank	$3
Lower fixed charges and administrative and other expenses	3
Lower tax benefit due to impacts of the TCJA	(4)
Three Months Ended September 30, 2018	$(15)

Presented in the following table are the detailed after-tax changes to corporate interest and other results for the nine months ended September 30, 2018 versus 2017:

In Millions
Nine Months Ended September 30, 2017	$(59)
Reasons for the change
2017 elimination of an intercompany gain on the donation of CMS Energy stock[1]	$9
Lower fixed charges and administrative and other expenses	5
Higher earnings at EnerBank	4
Loss on the early extinguishment of debt	(4)
Lower tax benefit due to impacts of the TCJA	(12)
Nine Months Ended September 30, 2018	$(57)

[1]	Gain at electric and gas utility segments is eliminated on CMS Energy’s consolidated statements of income.
Cash Position, Investing, and Financing
At September 30, 2018, CMS Energy had $366 million of consolidated cash and cash equivalents, which included $43 million of restricted cash and cash equivalents. At September 30, 2018, Consumers had $38 million of consolidated cash and cash equivalents, which included $29 million of restricted cash and cash equivalents. For additional details, see Note 12, Cash and Cash Equivalents.
Operating Activities
Presented in the following table are specific components of the changes to net cash provided by operating activities for the nine months ended September 30, 2018 versus 2017:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2017	$1,199
Reasons for the change
Higher net income	$86
Favorable impact of changes in core working capital,[1] due primarily to the receipt of alternative minimum tax credit refunds	159
Favorable impact of changes in other assets and liabilities, including higher collections from customers	121
Nine Months Ended September 30, 2018	$1,565
Consumers
Nine Months Ended September 30, 2017	$1,209
Reasons for the change
Higher net income	$78
Favorable impact of changes in core working capital,[1] largely due to lower average prices of gas purchased and lower purchases of coal	42
Unfavorable impact of changes in other assets and liabilities, due primarily to higher income tax payments to CMS Energy, offset partially by higher collections from customers	(74)
Nine Months Ended September 30, 2018	$1,255

[1]	Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds related to PSCR and GCR overrecoveries.

Investing Activities
Presented in the following table are specific components of the changes to net cash used in investing activities for the nine months ended September 30, 2018 versus 2017:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2017	$(1,354)
Reasons for the change
Higher capital expenditures	$(364)
Changes in EnerBank notes receivable, reflecting growth in consumer lending	(113)
Purchase of notes receivable by EnerBank in 2018	(87)
Proceeds from the sale of EnerBank notes receivable in 2017	(19)
Proceeds from DB SERP investments in 2018[1]	146
Other investing activities	(24)
Nine Months Ended September 30, 2018	$(1,815)
Consumers
Nine Months Ended September 30, 2017	$(1,278)
Reasons for the change
Higher capital expenditures	$(143)
Higher cost to retire property	(14)
Nine Months Ended September 30, 2018	$(1,435)

[1]	See Note 6, Financial Instruments.

Financing Activities
Presented in the following table are specific components of net cash provided by financing activities for the nine months ended September 30, 2018 and 2017:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2017	$71
Reasons for the change
Lower debt issuances	$(64)
Higher debt retirements	(37)
Changes in EnerBank certificates of deposit, reflecting higher borrowings	248
Lower repayments under Consumers’ commercial paper program	278
Lower issuances of common stock under the continuous equity offering program	(41)
Higher payments of dividends on common stock	(23)
Higher debt issuance costs and early debt retirement payments	(20)
Nine Months Ended September 30, 2018	$412
Consumers
Nine Months Ended September 30, 2017	$2
Reasons for the change
Higher debt issuances	$10
Lower debt retirements	113
Lower repayments under Consumers’ commercial paper program	278
Lower stockholder contribution from CMS Energy	(200)
Higher payments of dividends on common stock	(45)
Higher debt issuance costs and early debt retirement payments	(5)
Nine Months Ended September 30, 2018	$153
Capital Resources and Liquidity
CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization—Dividend Restrictions. For the nine months ended September 30, 2018, Consumers paid $392 million in dividends on its common stock to CMS Energy.
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

In August 2018, CMS Energy entered into an equity offering program under which it may sell, from time to time, shares of CMS Energy common stock having an aggregate sales price of up to $250 million. Under this program, CMS Energy may sell its common stock in privately negotiated “at the market” offerings, through forward purchases or otherwise.
In September 2018, CMS Energy issued and sold $250 million of 5.875 percent junior subordinated notes due 2078 in an underwritten public offering. As part of that underwritten public offering, CMS Energy granted the underwriters a 30-day option to purchase up to an additional $37.5 million aggregate principal amount of the subordinated notes to cover over-allotments. Under a partial exercise of the over-allotment option, in October 2018, CMS Energy issued and sold an additional $30 million of its 5.875 percent junior subordinated notes due 2078. Also in October 2018, CMS Energy redeemed $300 million of its 6.25 percent senior notes due 2020.
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
In July 2018, Consumers entered into a bond purchase agreement to issue an aggregate principal amount of $500 million in first mortgage bonds through a private placement. In October 2018, the following first mortgage bonds were issued and funded:

•	$100 million of 3.68 percent first mortgage bonds due 2027

•	$215 million of 4.01 percent first mortgage bonds due 2038

•	$185 million of 4.28 percent first mortgage bonds due 2057
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
At September 30, 2018, CMS Energy had $541 million of its revolving credit facility available and Consumers had $1,068 million of its secured revolving credit facilities available. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2018, $279 million in commercial paper notes were outstanding under this program. For additional details on CMS Energy’s and Consumers’ revolving credit facilities and commercial paper program, see Note 4, Financings and Capitalization.
Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At September 30, 2018, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and

Consumers were each in compliance with these covenants as of September 30, 2018, as presented in the following table:

September 30, 2018
Credit Agreement, Indenture, or Facility	Limit		Actual
CMS Energy, parent only
Debt to EBITDA[1]	<	6.0 to 1.0	4.5 to 1.0
Debt to EBITDA[2]	<	6.25 to 1.0	4.3 to 1.0
Consumers
Debt to Capital[3]	<	0.65 to 1.0	0.47 to 1.0

[1]	Applies to CMS Energy’s term loan agreement.

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
Off-Balance-Sheet Arrangements
CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $153 million at September 30, 2018. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments—Guarantees.
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
The IRP filing also included plans for Consumers to purchase additional electricity from the T.E.S. Filer City plant following a proposed conversion of the plant to use natural gas as its primary fuel instead of coal and biomass. In conjunction with the proposal to convert the plant, T.E.S. Filer City and Consumers had agreed in May 2017 to amend their PPA such that Consumers would purchase the increased capacity and electricity generated by the converted facility for 15 years. In August 2018, FERC concluded that the converted plant would not continue to be an existing qualifying facility under PURPA. As a positive finding by FERC on this matter was a condition of the amendment to the PPA, the amendment is no longer effective and the PPA will continue until 2025 under its original terms.
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
In December 2017, Consumers filed a petition with the MPSC requesting corrections to the pricing calculations and capacity purchase model set in the order. Subsequently, the MPSC suspended the implementation of the order and reopened the proceeding. In February 2018, the MPSC issued an order limiting Consumers’ obligation to pay the full avoided capacity cost, which is based on the cost of a natural gas combustion turbine under the new avoided-cost formula, to existing qualifying facilities upon the expiration of outstanding contracts and to the first 150 MW of new generation projects that qualify under PURPA. In October 2018, the MPSC issued an order lifting the suspension on the November 2017 order and thereby making effective the avoided-cost formula set at that time; the use of this formula is still limited to outstanding contracts that expire and the first 150 MW of new qualifying generation projects. The MPSC also ruled that the determination of Consumers’ future capacity needs shall take place in the IRP proceeding that Consumers filed in June 2018.
In its IRP filing, Consumers proposed a new method of calculating its avoided cost, based on a competitive bidding process, which will enable Consumers to purchase energy from new generation at the lowest cost and mitigate the risk of forced purchases of renewable generation. In accordance with the 2016 Energy Law, Consumers also proposed a financial compensation mechanism to recognize the financial impacts associated with procuring capacity from third parties and enable Consumers to earn a financial incentive on PPAs entered into through the proposed competitive bidding process.
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

Voluntary Large Customer Renewable Energy Program: In February 2018, Consumers began providing service under a program that provides large full-service electric customers with the opportunity to advance the development of renewable energy beyond the requirements of the 2016 Energy Law. Under the program, customers may match up to 100 percent of their energy use with renewable energy generated from wind resources. In August 2017, the MPSC conditionally approved the program through October 2018 and instructed Consumers to submit the program for review as a voluntary green pricing program under provisions of the 2016 Energy Law. Consumers submitted this program for review and, in October 2018, the MPSC approved it as a voluntary green pricing program.
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
Electric ROA: Under Michigan law, electric customers in Consumers’ service territory are allowed to buy electric generation service from alternative electric suppliers in an aggregate amount up to ten percent of Consumers’ weather-normalized retail sales for the preceding calendar year. At September 30, 2018, electric deliveries under the ROA program were at the ten-percent limit. Of Consumers’ 1.8 million electric customers, 287 customers, or 0.02 percent, purchased electric generation service under the ROA program.
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
In June 2018, the MPSC issued an order requiring all electric suppliers to demonstrate that a portion of the capacity procured to serve customers during peak demand times is located in the MISO footprint in Michigan’s Lower Peninsula. In July 2018, the Michigan Court of Appeals issued a decision that the MPSC does not have statutory authority to implement such a requirement for alternative electric suppliers. Consumers believes the 2016 Energy Law does give such authorization to the MPSC. The MPSC and Consumers have filed applications for leave to appeal the Court of Appeals’ decision to the Michigan Supreme Court. The Michigan Supreme Court has discretion on whether to grant the applications for leave to appeal.

Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Note 2, Regulatory Matters.
2018 Electric Rate Case: In May 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $58 million, based on a 10.75 percent authorized return on equity. In October 2018, Consumers reduced its requested annual rate increase to $44 million. The filing requests authority to recover new investment in system reliability, environmental compliance, and technology enhancements. Presented in the following table are the components of the revised requested increase in revenue:

In Millions
Components of the requested rate increase
Investment in rate base	$90
Cost of capital	57
Operating and maintenance costs	17
Working capital	5
Effects of TCJA	(113)
Gross margin	(12)
Total	$44
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
In 2012, the EPA published emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS. Under MATS, all of Consumers’ existing coal-fueled electric generating units were required to add additional controls for hazardous air pollutants. Consumers met the extended deadline of April 2016 for five coal-fueled units and two oil/gas-fueled units it continues to operate and retired its seven remaining coal-fueled units. MATS is presently being litigated and the EPA is considering additional rulemaking. Any changes resulting from that litigation or rulemaking are not expected to impact Consumers’ MATS compliance strategy because Consumers is still required to comply with the Michigan Mercury Rule, which has similar requirements to MATS. In addition, Consumers must comply with its settlement agreement with the EPA entered into in 2014 concerning opacity and NSR.
In 2015, the EPA released its new rule to lower the NAAQS for ozone. The new ozone NAAQS will make it more difficult to construct or modify power plants in areas of the country that have not met the new ozone standard. In April 2018, the EPA designated certain areas of Michigan as not meeting the new standard with an August 2018 effective date. None of Consumers’ fossil-fuel-fired generating units are located in these areas. Some of Consumers’ compressor stations are located in areas impacted by the rule, but Consumers expects only minor permitting impacts if those units are modified in the future. The NAAQS for ozone are presently being litigated. Consumers does not expect that any decision will have a material adverse impact on its generating assets.
Consumers’ strategy to comply with air quality regulations, including CSAPR, NAAQS, and MATS, as well as its legal obligations, involved the installation and operation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA and MDEQ rulemakings, litigation, and congressional action. This evaluation could result in:

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
In August 2018, the EPA proposed the “Affordable Clean Energy” rule as a replacement for the Clean Power Plan. This proposed rule requires individual states to evaluate fossil-fuel-fired power plants for heat-rate improvements that could be undertaken to increase overall plant efficiency. There is also a proposal to modify the Clean Air Act permitting requirements to promote these efficiency projects. Consumers does not expect that the Affordable Clean Energy rule will have an adverse impact on its environmental strategy.

In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. Although the U.S. subsequently withdrew from the Paris Agreement, it has stated a desire to renegotiate a new agreement in the future. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events.
While Consumers cannot predict the outcome of changes in U.S. policy or of other legislative or regulatory initiatives involving the potential regulation of greenhouse gases, it intends to continue to move forward with its clean energy plan, its present carbon reduction goal, and its emphasis on supply diversity. Consumers will continue to monitor regulatory and legislative activity and related litigation regarding greenhouse gas emissions standards that may affect electric generating units.
Severe weather events and climate change associated with increasing levels of greenhouse gases could affect the companies’ facilities and energy sales and could have a material impact on the companies’ future results of operations. Consumers is unable to predict these events or their financial impact; however, Consumers plans for adverse weather and takes steps to reduce its potential impact.
Litigation, as well as federal laws, additional EPA regulations regarding greenhouse gases, or similar treaties, state laws, or rules, if enacted or ratified, could ultimately require Consumers to replace equipment, install additional emission control equipment, purchase emission allowances, curtail operations, arrange for alternative sources of supply, or take other steps to manage or lower the emission of greenhouse gases. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
CCRs: In 2015, the EPA published a final rule regulating CCRs, such as coal ash, under RCRA. The final rule adopts minimum standards for beneficially reusing and disposing of non-hazardous CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information. The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non-CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. Consumers has aligned with state regulatory authorities on closure plans and has completed work to close some existing ash ponds and replace them with double-lined ash ponds or concrete infrastructure. Consumers will continue to develop additional work plans for submission to the MDEQ to ensure coordination between federal and state requirements.
Furthermore, Congress passed legislation in 2016 that allows participating states to develop permitting programs for CCR under RCRA, and Michigan has introduced a bill that would adopt such a program. In July 2018, the EPA published preliminary rulemaking intended to amend the 2015 final rule. The rulemaking did not change Consumers’ compliance strategy, but demonstrated the EPA’s willingness to allow states to incorporate flexibility into their permitting processes. However, in August 2018, the D.C. Circuit Court issued a decision in CCR litigation that, while also not impacting Consumers’ compliance strategy, could delay the EPA’s approval of Michigan’s permitting program.
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
In 2015, the EPA and the U.S. Army Corps of Engineers published a final rule redefining “waters of the United States,” which designates the EPA’s jurisdiction under the Clean Water Act. Numerous states and other interested parties, including Michigan’s Attorney General, have filed suits in federal courts to block the rule, which subsequently was stayed in 2015 while litigation ensued. In January 2018, the U.S. Supreme Court unanimously ruled that the federal district courts, not the federal appellate courts, had jurisdiction over challenges to the 2015 rule. Consequently, in February 2018, the U.S. Court of Appeals for the Sixth Circuit lifted the stay of the rule. The EPA has published a notice, called the Applicability Rule, that prevents the 2015 rule from going into effect until February 2020 in an attempt to maintain consistency and provide certainty for regulated entities while the agencies continue to consider possible revisions to the 2015 rule. In August 2018, the U.S. District Court for the District of South Carolina set aside the Applicability Rule nationally and, as a result, the 2015 rule again went into effect in 22 states, including Michigan. A revised rule is anticipated to be published in late 2018. The 2015 rule changes the scope of water and wetlands regulations; however, the EPA has delegated authority to manage the Michigan wetlands program to the MDEQ. As a result, regardless of the 2015 rule’s ultimate outcome, Consumers will continue to operate under Michigan’s wetlands regulations, and under the applicable state and federal water jurisdictional regulations. Thus, Consumers does not expect any adverse changes to its environmental strategy as a result of these events.
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
Gas Pipeline and Storage Integrity and Safety: In 2016, PHMSA published a notice of proposed rulemaking that would expand federal safety standards for gas transmission pipelines. The rule could cause Consumers to incur increased capital costs to install and remediate pipelines as well as operating and maintenance costs to expand inspections, maintenance, and monitoring of its existing pipelines. PHMSA expects to publish a final rule in 2019.
Also in 2016, PHMSA published an interim final rule that established minimum federal safety standards for underground natural gas storage facilities. As published, the rule could cause Consumers to incur increased capital and operating and maintenance costs to expand inspections, maintenance, and monitoring of its underground gas storage facilities. PHMSA expects to publish a final rule in 2019.
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
Enterprises Outlook and Uncertainties
CMS Energy’s primary focus with respect to its enterprises businesses is to maximize the value of generating assets, its share of which represents 1,231 MW of capacity, and to pursue opportunities for the development of renewable generation projects.

In conjunction with a plan to convert its plant to use natural gas as its primary fuel instead of coal and biomass, T.E.S. Filer City had agreed in May 2017 to amend its PPA with Consumers such that Consumers would purchase the increased capacity and electricity generated by the converted facility for 15 years. In August 2018, FERC concluded that the converted plant would not continue to be an existing qualifying facility under PURPA. As a positive finding by FERC on this matter was a condition of the amendment to the PPA, the amendment is no longer effective and the PPA will continue until 2025 under its original terms.
In June and August 2018, CMS Enterprises completed the development and construction of two solar generation projects totaling 24 MW in Delta Township, Michigan. Energy produced by the solar generation projects will be sold under 25-year PPAs to the Lansing Board of Water and Light, a non-affiliated utility.
In August 2018, CMS Enterprises purchased a 105-MW wind generation project in northwest Ohio, and the project became operational in September 2018. Renewable energy produced by the wind generation project has been committed to General Motors LLC, a non-affiliated company, under a 15-year PPA.
The enterprises segment’s assets may be affected by environmental laws and regulations. The new ozone NAAQS will make it more difficult to construct or modify power plants in areas of the country that have not met the new ozone standard. In April 2018, the EPA designated certain areas of Michigan as not meeting the new standard with an August 2018 effective date. The enterprises segment’s independent power plant located in Dearborn, Michigan is in one such area and, as a result, would be subject to additional permitting restrictions in the event of any future modifications. For additional details regarding the new ozone NAAQS, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
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
Other Outlook and Uncertainties
EnerBank: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank represented five percent of CMS Energy’s net assets at September 30, 2018 and five percent of CMS Energy’s net income available to common stockholders for the nine months ended September 30, 2018. The carrying value of EnerBank’s loan portfolio was $1.6 billion at September 30, 2018. Its loan portfolio was funded primarily by certificates of deposit of $1.5 billion. The twelve-month rolling average net default rate on loans held by EnerBank was 1.3 percent at September 30, 2018. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of September 30, 2018.
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

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2018	2017	2018	2017
Operating Revenue	$1,599	$1,527	$5,044	$4,805

Operating Expenses
Fuel for electric generation	150	144	397	386
Purchased and interchange power	447	426	1,222	1,132
Purchased power – related parties	21	21	59	64
Cost of gas sold	48	47	541	494
Maintenance and other operating expenses	366	304	1,002	909
Depreciation and amortization	206	193	689	652
General taxes	67	62	222	209
Total operating expenses	1,305	1,197	4,132	3,846

Operating Income	294	330	912	959

Other Income (Expense)
Interest income	2	3	8	10
Allowance for equity funds used during construction	2	1	4	5
Income (loss) from equity method investees	(1)	3	6	10
Nonoperating retirement benefits, net	22	3	68	10
Other income	1	2	2	4
Other expense	(4)	(2)	(15)	(6)
Total other income	22	10	73	33

Interest Charges
Interest on long-term debt	101	101	304	304
Other interest expense	14	10	35	26
Allowance for borrowed funds used during construction	(1)	—	(2)	(2)
Total interest charges	114	111	337	328

Income Before Income Taxes	202	229	648	664
Income Tax Expense	33	57	98	200

Net Income	169	172	550	464
Income Attributable to Noncontrolling Interests	—	—	1	1

Net Income Available to Common Stockholders	$169	$172	$549	$463

Basic Earnings Per Average Common Share	$0.60	$0.61	$1.95	$1.65
Diluted Earnings Per Average Common Share	$0.59	$0.61	$1.94	$1.65

Dividends Declared Per Common Share	$0.3575	$0.3325	$1.0725	$0.9975
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2018	2017	2018	2017
Net Income	$169	$172	$550	$464

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $-, $1, $-, and $1	1	—	3	1
Amortization of prior service credit, net of tax of $- for all periods	—	—	(1)	—

Investments
Unrealized gain (loss) on investments, net of tax of $-, $-, $-, and $1	—	1	(1)	2
Reclassification adjustments included in net income, net of tax of $- for all periods	1	—	1	—

Other Comprehensive Income	2	1	2	3

Comprehensive Income	171	173	552	467

Comprehensive Income Attributable to Noncontrolling Interests	—	—	1	1

Comprehensive Income Attributable to CMS Energy	$171	$173	$551	$466
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2018	2017
Cash Flows from Operating Activities
Net income	$550	$464
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	689	652
Deferred income taxes and investment tax credit	90	198
Other non-cash operating activities and reconciling adjustments	47	78
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	299	185
Inventories	(76)	(161)
Accounts payable and accrued refunds	(46)	(6)
Other current and non-current assets and liabilities	12	(211)
Net cash provided by operating activities	1,565	1,199

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,572)	(1,208)
Increase in EnerBank notes receivable	(200)	(87)
Purchase of notes receivable by EnerBank	(87)	—
Proceeds from DB SERP investments	146	—
Proceeds from the sale of EnerBank notes receivable	—	19
Cost to retire property and other investing activities	(102)	(78)
Net cash used in investing activities	(1,815)	(1,354)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,044	1,108
Retirement of debt	(705)	(668)
Increase in EnerBank certificates of deposit	288	40
Increase (decrease) in notes payable	110	(168)
Issuance of common stock	39	80
Payment of dividends on common and preferred stock	(305)	(282)
Payment of capital lease obligations and other financing costs	(59)	(39)
Net cash provided by financing activities	412	71

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	162	(84)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	204	257

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$366	$173

Other Non-cash Investing and Financing Activities
Non-cash transactions
Capital expenditures not paid	$159	$153
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2018	December 31 2017
Current Assets
Cash and cash equivalents	$323	$182
Restricted cash and cash equivalents	42	17
Accounts receivable and accrued revenue, less allowance of $20 in both periods	710	1,032
Notes receivable, less allowance of $23 in 2018 and $20 in 2017	237	198
Notes receivable held for sale	26	2
Accounts receivable – related parties	15	12
Inventories at average cost
Gas in underground storage	551	458
Materials and supplies	140	133
Generating plant fuel stock	50	81
Deferred property taxes	167	257
Regulatory assets	10	20
Prepayments and other current assets	103	83
Total current assets	2,374	2,475

Plant, Property, and Equipment
Plant, property, and equipment, gross	23,751	22,506
Less accumulated depreciation and amortization	6,909	6,510
Plant, property, and equipment, net	16,842	15,996
Construction work in progress	948	765
Total plant, property, and equipment	17,790	16,761

Other Non-current Assets
Regulatory assets	1,655	1,764
Accounts and notes receivable	1,393	1,187
Investments	72	64
Other	629	799
Total other non-current assets	3,749	3,814

Total Assets	$23,913	$23,050

LIABILITIES AND EQUITY
In Millions
	September 30 2018	December 31 2017
Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$1,971	$1,103
Notes payable	279	170
Accounts payable	680	725
Accounts payable – related parties	9	15
Accrued rate refunds	14	33
Accrued interest	83	103
Accrued taxes	107	360
Regulatory liabilities	165	80
Other current liabilities	134	195
Total current liabilities	3,442	2,784

Non-current Liabilities
Long-term debt	8,869	9,123
Non-current portion of capital leases and financing obligation	75	91
Regulatory liabilities	3,745	3,715
Postretirement benefits	797	766
Asset retirement obligations	421	430
Deferred investment tax credit	101	87
Deferred income taxes	1,382	1,269
Other non-current liabilities	295	307
Total non-current liabilities	15,685	15,788

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 283.3 shares in 2018 and 281.6 shares in 2017	3	3
Other paid-in capital	5,083	5,019
Accumulated other comprehensive loss	(59)	(50)
Accumulated deficit	(278)	(531)
Total common stockholders’ equity	4,749	4,441
Noncontrolling interests	37	37
Total equity	4,786	4,478

Total Liabilities and Equity	$23,913	$23,050
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2018	2017	2018	2017
Total Equity at Beginning of Period	$4,709	$4,486	$4,478	$4,290

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	5,076	5,006	5,019	4,916
Common stock issued	7	7	54	95
Common stock repurchased	—	—	(10)	(13)
Common stock reissued	—	—	20	15
At end of period	5,083	5,013	5,083	5,013

Accumulated Other Comprehensive Loss
At beginning of period	(61)	(48)	(50)	(50)
Retirement benefits liability
At beginning of period	(60)	(49)	(50)	(50)
Cumulative effect of change in accounting principle	—	—	(11)	—
Amortization of net actuarial loss	1	—	3	1
Amortization of prior service credit	—	—	(1)	—
At end of period	(59)	(49)	(59)	(49)
Investments
At beginning of period	(1)	1	—	—
Unrealized gain (loss) on investments	—	1	(1)	2
Reclassification adjustments included in net income	1	—	1	—
At end of period	—	2	—	2
At end of period	(59)	(47)	(59)	(47)

Accumulated Deficit
At beginning of period	(346)	(512)	(531)	(616)
Cumulative effect of change in accounting principle	—	—	8	—
Net income attributable to CMS Energy	169	172	549	463
Dividends declared on common stock	(101)	(94)	(304)	(281)
At end of period	(278)	(434)	(278)	(434)

Noncontrolling Interests
At beginning of period	37	37	37	37
Income attributable to noncontrolling interests	—	—	1	1
Distributions and other changes in noncontrolling interests	—	—	(1)	(1)
At end of period	37	37	37	37

Total Equity at End of Period	$4,786	$4,572	$4,786	$4,572
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2018	2017	2018	2017
Operating Revenue	$1,502	$1,437	$4,752	$4,536

Operating Expenses
Fuel for electric generation	122	115	310	304
Purchased and interchange power	440	424	1,206	1,124
Purchased power – related parties	22	23	61	67
Cost of gas sold	45	42	530	479
Maintenance and other operating expenses	334	274	914	824
Depreciation and amortization	203	191	681	646
General taxes	65	60	216	203
Total operating expenses	1,231	1,129	3,918	3,647

Operating Income	271	308	834	889

Other Income (Expense)
Interest income	2	2	6	8
Interest and dividend income – related parties	1	—	1	—
Allowance for equity funds used during construction	2	1	4	5
Nonoperating retirement benefits, net	21	3	63	8
Other income	—	1	1	15
Other expense	(4)	(2)	(9)	(6)
Total other income	22	5	66	30

Interest Charges
Interest on long-term debt	69	66	203	198
Other interest expense	5	4	14	11
Allowance for borrowed funds used during construction	(1)	—	(2)	(2)
Total interest charges	73	70	215	207

Income Before Income Taxes	220	243	685	712
Income Tax Expense	40	62	111	216

Net Income	180	181	574	496
Preferred Stock Dividends	—	—	1	1

Net Income Available to Common Stockholder	$180	$181	$573	$495
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2018	2017	2018	2017
Net Income	$180	$181	$574	$496

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- for all periods	1	—	2	1

Investments
Unrealized gain (loss) on investments, net of tax of $-, $-, $-, and $1	—	—	(1)	2
Reclassification adjustments included in net income, net of tax of $-, $-, $-, and $(5)	1	—	1	(8)

Other Comprehensive Income (Loss)	2	—	2	(5)

Comprehensive Income	$182	$181	$576	$491
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2018	2017
Cash Flows from Operating Activities
Net income	$574	$496
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	681	646
Deferred income taxes and investment tax credit	40	204
Other non-cash operating activities and reconciling adjustments	33	71
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	178	184
Inventories	(75)	(161)
Accounts payable and accrued refunds	(48)	(10)
Other current and non-current assets and liabilities	(128)	(221)
Net cash provided by operating activities	1,255	1,209

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,339)	(1,196)
Proceeds from DB SERP investments	106	—
DB SERP investment in note receivable - related party	(106)	—
Cost to retire property and other investing activities	(96)	(82)
Net cash used in investing activities	(1,435)	(1,278)

Cash Flows from Financing Activities
Proceeds from issuance of debt	544	534
Retirement of debt	(330)	(443)
Increase (decrease) in notes payable	110	(168)
Stockholder contribution	250	450
Payment of dividends on common and preferred stock	(393)	(348)
Payment of capital lease obligations and other financing costs	(28)	(23)
Net cash provided by financing activities	153	2

Net Decrease in Cash and Cash Equivalents, Including Restricted Amounts	(27)	(67)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	65	152

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$38	$85

Other Non-cash Investing and Financing Activities
Non-cash transactions
Capital expenditures not paid	$128	$140
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2018	December 31 2017
Current Assets
Cash and cash equivalents	$9	$44
Restricted cash and cash equivalents	28	17
Accounts receivable and accrued revenue, less allowance of $20 in both periods	686	885
Notes receivable	17	17
Accounts and notes receivable – related parties	8	2
Inventories at average cost
Gas in underground storage	551	458
Materials and supplies	135	128
Generating plant fuel stock	44	76
Deferred property taxes	167	257
Regulatory assets	10	20
Prepayments and other current assets	90	71
Total current assets	1,745	1,975

Plant, Property, and Equipment
Plant, property, and equipment, gross	23,322	22,318
Less accumulated depreciation and amortization	6,834	6,441
Plant, property, and equipment, net	16,488	15,877
Construction work in progress	937	753
Total plant, property, and equipment	17,425	16,630

Other Non-current Assets
Regulatory assets	1,655	1,764
Accounts receivable	22	22
Notes receivable – related party	100	—
Other	545	708
Total other non-current assets	2,322	2,494

Total Assets	$21,492	$21,099

LIABILITIES AND EQUITY
In Millions
	September 30 2018	December 31 2017
Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$898	$365
Notes payable	279	170
Accounts payable	636	701
Accounts payable – related parties	13	19
Accrued rate refunds	14	33
Accrued interest	58	67
Accrued taxes	148	542
Regulatory liabilities	165	80
Other current liabilities	96	159
Total current liabilities	2,307	2,136

Non-current Liabilities
Long-term debt	5,239	5,561
Non-current portion of capital leases and financing obligation	75	91
Regulatory liabilities	3,745	3,715
Postretirement benefits	741	711
Asset retirement obligations	417	429
Deferred investment tax credit	101	87
Deferred income taxes	1,711	1,640
Other non-current liabilities	233	241
Total non-current liabilities	12,262	12,475

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	4,699	4,449
Accumulated other comprehensive loss	(27)	(12)
Retained earnings	1,373	1,173
Total common stockholder’s equity	6,886	6,451
Preferred stock	37	37
Total equity	6,923	6,488

Total Liabilities and Equity	$21,492	$21,099
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2018	2017	2018	2017
Total Equity at Beginning of Period	$6,888	$6,462	$6,488	$5,939

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	4,699	4,449	4,449	3,999
Stockholder contribution	—	—	250	450
At end of period	4,699	4,449	4,699	4,449

Accumulated Other Comprehensive Loss
At beginning of period	(29)	(8)	(12)	(3)
Retirement benefits liability
At beginning of period	(28)	(20)	(24)	(21)
Cumulative effect of change in accounting principle	—	—	(5)	—
Amortization of net actuarial loss	1	—	2	1
At end of period	(27)	(20)	(27)	(20)
Investments
At beginning of period	(1)	12	12	18
Cumulative effect of change in accounting principle	—	—	(12)	—
Unrealized gain (loss) on investments	—	—	(1)	2
Reclassification adjustments included in net income	1	—	1	(8)
At end of period	—	12	—	12
At end of period	(27)	(8)	(27)	(8)

Retained Earnings
At beginning of period	1,340	1,143	1,173	1,065
Cumulative effect of change in accounting principle	—	—	19	—
Net income	180	181	574	496
Dividends declared on common stock	(147)	(111)	(392)	(347)
Dividends declared on preferred stock	—	—	(1)	(1)
At end of period	1,373	1,213	1,373	1,213

Preferred Stock
At beginning and end of period	37	37	37	37

Total Equity at End of Period	$6,923	$6,532	$6,923	$6,532
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
The implementation of the standard had no impact on CMS Energy’s consolidated financial statements. In accordance with the standard, as of January 1, 2018, Consumers removed a $19 million unrealized gain and the associated deferred taxes on its investment in CMS Energy common stock from AOCI and recorded the gain in retained earnings. In January 2018, Consumers transferred substantially all of its shares in CMS Energy common stock to a related charitable foundation and, in accordance with this standard, recognized all unrealized gains and losses on its remaining shares in net income for the three and nine months ended September 30, 2018. The accounting treatment for this investment is reflected in Consumers’ consolidated financial statements only, and had no impact on CMS Energy’s consolidated financial statements. For further details on CMS Energy’s and Consumers’ investments in debt and equity securities, see Note 6, Financial Instruments.
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: This standard addresses the income tax effects stranded in AOCI as a result of the TCJA. Existing GAAP requires that the remeasurement of deferred tax assets and liabilities resulting from a change in tax laws or rates be presented in net income from continuing operations, even if the deferred taxes were associated with items that were originally recognized in AOCI. As a result, upon recognizing the effects of the TCJA, the tax effects of items in AOCI (referred to as stranded tax effects) no longer reflected the current income tax rate. To address this matter, this standard permits companies to reclassify to retained earnings the stranded tax effects of the TCJA. The standard is effective on January 1, 2019 for CMS Energy and Consumers, but early adoption is permitted. The new guidance is to be applied either in the period of adoption or retrospectively to each prior period in which the effect of the TCJA was recognized. CMS Energy and Consumers elected to adopt this standard early. Accordingly, as of January 1, 2018, CMS Energy reclassified $11 million of stranded tax effects from AOCI to retained earnings, which included $5 million reclassified at Consumers. At September 30, 2018, CMS Energy and Consumers did not have any material stranded tax effects remaining in AOCI.
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
CMS Energy and Consumers are not adopting the standard early and will elect certain practical expedients permitted by the standard, under which they will not be required to perform lease assessments or reassessments for agreements existing on the effective date. They also will elect a transition method under which they will initially apply the standard on January 1, 2019, without adjusting amounts presented for prior periods. Under this method, the cumulative effect of applying the standard must be recorded as an adjustment to beginning retained earnings. CMS Energy and Consumers will recognize additional lease assets and liabilities for their operating leases under the standard. CMS Energy and Consumers are continuing to evaluate the standard; however, they do not expect that it will have a material impact on their consolidated net income or cash flows.

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
Electric Rate Case: In March 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $173 million, based on a 10.5 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. In September 2017, Consumers reduced its requested annual rate increase to $148 million. In October 2017, Consumers self-implemented an annual rate increase of $130 million, subject to refund with interest and potential penalties. The MPSC issued an order in March 2018, authorizing an annual rate increase of $66 million, based on a 10.0 percent authorized return on equity. In June 2018, as a result of a petition for rehearing filed by Consumers, the MPSC issued an order adjusting the authorized annual rate increase to $72 million by allowing recovery of additional retirement benefit plan costs. In July 2018, Consumers filed a reconciliation of total revenues collected during self-implementation to those that would have been collected under final rates. The reconciliation indicated that a $36 million refund would be required, which was recorded on Consumers’ consolidated balance sheets as a current regulatory liability at September 30, 2018.
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

In August 2018, the MPSC approved a settlement agreement authorizing an annual rate increase of $11 million, based on a 10.0 percent authorized return on equity. The settlement agreement did not incorporate recommendations by the MPSC Staff and administrative law judge to disallow cost recovery for certain historical capital expenditures.
The MPSC also approved two rate adjustment mechanisms: a revenue decoupling mechanism and an investment recovery mechanism. The revenue decoupling mechanism will annually reconcile Consumers’ actual weather-normalized non-fuel revenues with the revenues approved by the MPSC. The investment recovery mechanism will provide for an additional annual rate increase of $9 million beginning in July 2019 and another $10 million beginning in July 2020 for incremental investments that Consumers plans to make in those years, subject to reconciliation. The investment recovery surcharge will remain in effect until rates are reset in a subsequent general rate case.
Tax Cuts and Jobs Act: The TCJA, which changed existing federal tax law and included numerous provisions that affect businesses, was signed into law in December 2017. In February 2018, the MPSC ordered Consumers to file various proceedings to determine the reduction in its electric and gas revenue requirements as a result of the TCJA. The MPSC also ordered Consumers to implement bill credits to reflect that reduction until customer rates are adjusted through Consumers’ general rate cases. Consumers filed the first of these proceedings in March 2018, requesting a $49 million reduction in its annual gas revenue requirement. The MPSC approved this reduction in June 2018, with credits to customer bills beginning in July 2018; this credit ended with the settlement of the gas rate case in August 2018. Consumers filed the second proceeding in April 2018, requesting a $113 million reduction in its annual electric revenue requirement. The MPSC approved this reduction in July 2018, with credits to customer bills beginning in August 2018. These credits reduce rates prospectively for the impact of the TCJA but do not include potential refunds associated with Consumers’ remeasurement of its deferred income taxes.
Consumers filed two more proceedings to address amounts collected from customers during 2018 through the implementation of the first two proceedings. Consumers filed the first of these proceedings in August 2018, requesting to refund $31 million to gas customers over six months beginning in December 2018. Consumers filed the second proceeding in September 2018, requesting to refund $70 million to electric customers over six months beginning in January 2019. Consumers has recorded a liability in an amount reflecting these proposed refunds.
In October 2018, Consumers filed an application to address the December 31, 2017 remeasurement of its deferred income taxes and other impacts of the TCJA on customers. The application requested approval to begin returning $0.4 billion of net regulatory tax liabilities through the rates determined in Consumers’ next gas rate case and $1.2 billion through the rates determined in Consumers’ next-filed electric rate case. Consumers’ total $1.6 billion of net regulatory tax liabilities comprises:

•
A regulatory tax liability of $1.7 billion associated with plant assets that are subject to normalization, which is governed by the Internal Revenue Code. This requires that the regulatory tax liability be returned over the remaining book life of the related plant assets, the average of which is 44 years for gas plant assets and 36 years for electric plant assets.

•
A regulatory tax asset of $0.3 billion associated with plant assets that are not subject to normalization. Consumers proposed to collect this over 44 years from gas customers and over 27 years from electric customers.

•	A regulatory tax liability of $0.2 billion, which does not relate to plant assets. Consumers proposed to refund this amount to customers over 15 years.
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
In March 2017, the federal district court denied plaintiffs’ motion for class certification in the two pending class action cases in Wisconsin. The plaintiffs appealed that decision to the U.S. Court of Appeals for the Ninth Circuit and in August 2018, the Ninth Circuit Court of Appeals reversed and remanded the matter back to the federal district court for further consideration. In June 2017, an unaffiliated company that is also a defendant in these cases filed for bankruptcy, which could increase the risk of loss to CMS Energy.
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
At September 30, 2018, CMS Energy had a recorded liability of $46 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $58 million. CMS Energy expects to pay the following amounts for long-term liquid disposal and operating and maintenance costs during the remainder of 2018 and in each of the next five years:

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

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At September 30, 2018, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At September 30, 2018, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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

Underwater Cables in Straits of Mackinac: Consumers owns certain underwater electric cables in the Straits of Mackinac, which were de-energized and retired in 1990. Consumers was notified that some of these cables were damaged as a result of vessel activity in April 2018. Following the notification, Consumers located, inspected, sampled, capped, and returned the damaged retired cables to their original location on the lake bottom, and did not find any substantive evidence of environmental contamination. Consumers is collaborating with the State of Michigan, local Native American tribes, and other stakeholders to evaluate the status of the cables and to determine if any additional action is advisable. Consumers cannot predict the outcome of this matter, but if Consumers is required to remove all the cables, it could incur additional costs of up to $10 million. Consumers has filed suit against the companies that own the vessels that allegedly caused the damage. Consumers will seek recovery from customers of any costs incurred.
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
At September 30, 2018, Consumers had a recorded liability of $78 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $83 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2018 and in each of the next five years:

In Millions
	2018	2019	2020	2021	2022	2023
Consumers
Remediation and other response activity costs	$6	$12	$16	$21	$7	$2
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At September 30, 2018, Consumers had a regulatory asset of $135 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At September 30, 2018, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.

Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at September 30, 2018:

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

4:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long-term debt transactions during the nine months ended September 30, 2018.

	Principal (In Millions)	Interest Rate	Issue/Retirement Date	Maturity Date
Debt issuances
CMS Energy, parent only
Junior subordinated notes[1]	$200	5.625%	March 2018	March 2078
Junior subordinated notes[1]	250	5.875%	September 2018	October 2078
Total CMS Energy, parent only	$450
Consumers
First mortgage bonds	$550	4.05%	May 2018	May 2048
Total Consumers	$550
Total CMS Energy	$1,000
Debt retirements
CMS Energy, parent only
Term loan facility	$180	variable	March 2018	December 2018
Senior notes[2]	100	8.75%	June 2018	June 2019
Term loan facility	45	variable	August 2018	December 2018
Total CMS Energy, parent only	$325
Consumers
Tax-exempt pollution control revenue bonds	$68	various	April 2018	April 2018
First mortgage bonds	250	5.65%	May 2018	September 2018
Total Consumers	$318
Total CMS Energy	$643

[1]	These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness.

[2]	CMS Energy retired these senior notes at a premium and recorded a loss on extinguishment of $5 million in other expense on its consolidated statements of income.
In October 2018, under the over-allotment option included in a September 2018 underwriting agreement, CMS Energy issued and sold an additional $30 million of its 5.875 percent junior subordinated notes due 2078. Also in October 2018, CMS Energy redeemed $300 million of its 6.25 percent senior notes due 2020. CMS Energy retired this debt at a premium and recorded a loss on extinguishment of $11 million in other expense on its consolidated statements of income.
In July 2018, Consumers entered into a bond purchase agreement to issue an aggregate principal amount of $500 million in first mortgage bonds through a private placement. In October 2018, the following first mortgage bonds were issued and funded:

•	$100 million of 3.68 percent first mortgage bonds due 2027

•	$215 million of 4.01 percent first mortgage bonds due 2038

•	$185 million of 4.28 percent first mortgage bonds due 2057

Revolving Credit Facilities: The following revolving credit facilities with banks were available at September 30, 2018:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2023[1]	$550	$—	$9	$541
Consumers
June 5, 2023[2,3]	$850	$—	$7	$843
November 23, 2019[3]	250	—	25	225
September 9, 2019[3]	30	—	30	—

[1]	In June 2018, CMS Energy amended this revolving credit facility, eliminating the security provided by Consumers common stock, and extending the expiration date to June 2023.

[2]	In June 2018, Consumers amended this revolving credit facility by increasing its borrowing capacity to $850 million and extending the expiration date to June 2023.

[3]	Obligations under this facility are secured by first mortgage bonds of Consumers.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2018, $279 million in commercial paper notes were outstanding under this program.
Dividend Restrictions: At September 30, 2018, payment of dividends by CMS Energy on its common stock was limited to $4.7 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at September 30, 2018, Consumers had $1.3 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
For the nine months ended September 30, 2018, Consumers paid $392 million in dividends on its common stock to CMS Energy.

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
In August 2018, CMS Energy entered into an equity offering program under which it may sell, from time to time, shares of CMS Energy common stock having an aggregate sales price of up to $250 million. Under this program, CMS Energy may sell its common stock in privately negotiated “at the market” offerings, through forward purchases or otherwise. There was no activity under the new program in the third quarter of 2018.
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

In Millions
	CMS Energy, including Consumers		Consumers
	September 30 2018	December 31 2017	September 30 2018	December 31 2017
Assets[1]
Cash equivalents	$139	$74	$—	$—
Restricted cash equivalents	42	17	28	17
CMS Energy common stock	—	—	1	21
Nonqualified deferred compensation plan assets	14	14	11	10
DB SERP
Cash equivalents	1	5	1	4
Debt securities	—	141	—	102
Derivative instruments
Commodity contracts	1	1	1	1
Total	$197	$252	$42	$155
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$14	$14	$11	$10
Derivative instruments
Commodity contracts	1	1	1	—
Total	$15	$15	$12	$10

[1]	All assets and liabilities were classified as Level 1 with the exception of some commodity contracts, which were classified as Level 3.
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
DB SERP Assets: The DB SERP cash equivalents consist of a money market fund with daily liquidity and are reported in other non-current assets on CMS Energy and Consumers’ consolidated balance sheets. The DB SERP debt securities at December 31, 2017 consisted of U.S. Treasury debt securities that were valued at their daily quoted market prices. These debt securities were reported in other non-current assets on CMS Energy’s and Consumers’ consolidated balance sheets. In July 2018, CMS Energy and Consumers sold the DB SERP debt securities. For additional details about this sale, see Note 6, Financial Instruments.

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

In Millions
	September 30, 2018					December 31, 2017
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$22	$22	$—	$—	$22	$21	$21	$—	$—	$21
Notes receivable[2]	1,640	1,730	—	—	1,730	1,371	1,464	—	—	1,464
Securities held to maturity	22	21	—	21	—	16	16	—	16	—
Liabilities
Long-term payables[3]	26	26	—	—	26	27	26	—	—	26
Long-term debt[4]	10,817	10,798	445	9,088	1,265	10,204	10,715	—	9,363	1,352
Consumers
Assets
Long-term receivables[1]	$22	$22	$—	$—	$22	$21	$21	$—	$—	$21
Notes receivable[5]	17	17	—	—	17	17	17	—	—	17
Notes receivable – related party[6]	107	105	—	—	105	—	—	—	—	—
Liabilities
Long-term debt[7]	6,115	6,083	—	4,818	1,265	5,904	6,236	—	4,883	1,353

[1]	Includes current accounts receivable of $15 million at September 30, 2018 and $14 million December 31, 2017.

[2]	Includes current portion of notes receivable of $263 million at September 30, 2018 and $200 million at December 31, 2017. For further details, see Note 7, Notes Receivable.

[3]	Includes current portion of long-term payables of $3 million at September 30, 2018 and December 31, 2017.

[4]	Includes current portion of long-term debt of $1.9 billion at September 30, 2018 and $1.1 billion at December 31, 2017.

[5]	Includes current portion of notes receivable of $17 million at September 30, 2018 and December 31, 2017.

[6]	Includes current portion of notes receivable – related party of $7 million at September 30, 2018. For further details on this note receivable, see the DB SERP discussion below.

[7]	Includes current portion of long-term debt of $876 million at September 30, 2018 and $343 million at December 31, 2017.
The effects of third-party credit enhancements were excluded from the fair value measurements of long-term debt. The principal amount of CMS Energy’s long-term debt supported by third-party credit enhancements was $35 million at September 30, 2018 and $103 million at December 31, 2017. The entirety of these amounts was at Consumers.
Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

In Millions
	September 30, 2018				December 31, 2017
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMS Energy, including Consumers
Available for sale
DB SERP
Debt securities	$—	$—	$—	$—	$141	$—	$—	$141
Held to maturity
Debt securities	22	—	(1)	21	16	—	—	16
Consumers
Available for sale
DB SERP
Debt securities	$—	$—	$—	$—	$102	$—	$—	$102
CMS Energy common stock	—	—	—	—	2	19	—	21

DB SERP: The DB SERP debt securities classified as available for sale at December 31, 2017 were U.S. Treasury debt securities with maturities ranging from one to ten years. In July 2018, CMS Energy and Consumers sold the DB SERP debt securities and CMS Energy issued a $146 million demand note payable to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028. The demand note payable and associated DB SERP investment were eliminated on CMS Energy’s consolidated balance sheets. The portion of the demand note attributable to Consumers was recorded as a note receivable – related party on Consumers’ consolidated balance sheets at September 30, 2018.
Held-to-maturity Debt Securities: Debt securities classified as held to maturity consisted primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank.
CMS Energy Common Stock: In January 2018, Consumers implemented ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. In accordance with the standard, as of

January 1, 2018, Consumers removed a $19 million unrealized gain on its investment in CMS Energy common stock from AOCI and recorded the gain in retained earnings.
In January 2018, Consumers transferred substantially all of its shares in CMS Energy common stock to a related charitable foundation. Consumers’ remaining equity investment in CMS Energy common stock was $1 million at September 30, 2018. In accordance with the new standard, as of January 1, 2018, Consumers’ investment in CMS Energy common stock was no longer classified as available for sale. Therefore, this amount is not presented in the table above. There were no material changes in the fair value of Consumers’ investment in CMS Energy common stock during the nine months ended September 30, 2018. For further details on CMS Energy’s and Consumers’ accounting for this new standard, see Note 1, New Accounting Standards.
7:    Notes Receivable
Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

In Millions
	September 30, 2018	December 31, 2017
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$217	$178
EnerBank notes receivable held for sale	26	2
Michigan tax settlement	20	20
Non-current
EnerBank notes receivable	1,377	1,171
Total notes receivable	$1,640	$1,371
Consumers
Current
Michigan tax settlement	$17	$17
DB SERP note receivable – related party	7	—
Non-current
DB SERP note receivable – related party	100	—
Total notes receivable	$124	$17
EnerBank notes receivable are unsecured consumer installment loans for financing home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses. At September 30, 2018, $26 million of notes receivable were reclassified as held for sale; the fair value of the notes receivable held for sale exceeded their carrying value. These notes are expected to be sold later this year.
Authorized contractors pay fees to EnerBank to provide borrowers with same-as-cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $82 million at September 30, 2018 and $84 million at December 31, 2017. Unearned income associated with loan fees for notes receivable held for sale was $6 million at September 30, 2018.
During the three months ended September 30, 2018, EnerBank purchased a portfolio of secured and unsecured consumer retail installment contracts with a principal value of $77 million at September 30, 2018.

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
Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent consumer loans was $15 million at September 30, 2018 and $14 million at December 31, 2017.
At September 30, 2018 and December 31, 2017, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.
For additional details about the DB SERP note receivable – related party, see Note 6, Financial Instruments.

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
In November 2017, CMS Energy and Consumers approved certain amendments to the OPEB Plan, resulting in higher OPEB Plan credits in 2018 compared to 2017. Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
September 30	2018	2017	2018	2017	2018	2017	2018	2017
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$12	$12	$36	$34	$4	$5	$13	$15
Interest cost	22	23	67	67	9	13	27	39
Expected return on plan assets	(38)	(39)	(112)	(115)	(24)	(22)	(73)	(67)
Amortization of:
Net loss	19	20	56	60	3	7	11	23
Prior service cost (credit)	1	1	2	3	(16)	(8)	(50)	(26)
Net periodic cost (credit)	$16	$17	$49	$49	$(24)	$(5)	$(72)	$(16)
Consumers
Net periodic cost (credit)
Service cost	$12	$11	$35	$33	$4	$5	$12	$14
Interest cost	22	22	64	65	8	12	25	38
Expected return on plan assets	(35)	(38)	(104)	(112)	(22)	(21)	(68)	(63)
Amortization of:
Net loss	17	19	53	58	4	8	12	24
Prior service cost (credit)	1	1	2	3	(17)	(8)	(49)	(25)
Net periodic cost (credit)	$17	$15	$50	$47	$(23)	$(4)	$(68)	$(12)

9:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Nine Months Ended September 30	2018	2017
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.9	2.3
Accelerated flow-through of regulatory tax benefits[1]	(5.0)	(4.3)
TCJA excess deferred taxes[2]	(3.4)	—
Research and development tax credits, net[3]	(1.6)	(0.1)
Production tax credits	(2.0)	(1.0)
Other, net	0.2	(1.8)
Effective tax rate	15.1%	30.1%
Consumers
U.S. federal income tax rate	21.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	6.1	2.3
Accelerated flow-through of regulatory tax benefits[1]	(4.4)	(3.9)
TCJA excess deferred taxes[2]	(3.1)	—
Research and development tax credits, net[3]	(1.5)	(0.1)
Production tax credits	(1.6)	(1.0)
Other, net	(0.3)	(2.0)
Effective tax rate	16.2%	30.3%

[1]
In 2013, the MPSC issued an order authorizing Consumers to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993. Consumers implemented this regulatory treatment beginning in 2014. This change, which also accelerates Consumers’ recognition of the income tax benefits, reduced Consumers’ income tax expense by $30 million for the nine months ended September 30, 2018 and by $28 million for the nine months ended September 30, 2017.

[2]
In December 2017, Consumers remeasured its deferred tax assets and liabilities at the new federal tax rate enacted by the TCJA and recorded a $1.8 billion regulatory liability. This regulatory liability relates to the excess deferred taxes arising from accelerated tax depreciation on assets in rate base that are governed by normalization provisions of the Internal Revenue Code. The normalization provisions require that the excess deferred taxes be refunded to customers over the remaining average service life of the associated assets. In January 2018, Consumers began to reduce this regulatory liability by crediting income tax expense. Consumers has fully reserved for the eventual refund of these excess deferred taxes that it has credited to income tax expense in a separate regulatory liability established by reducing revenue, and will continue to do so until these benefits are passed on to customers in accordance with an MPSC order, expected to be issued in 2019. At September 30, 2018, this reserve for refund of these excess deferred taxes totaled $26 million.

[3]
In March 2018, Consumers finalized a study of research and development tax credits for the tax years 2012 through 2016. As a result, Consumers recognized an $8 million increase in the credit, net of reserves for uncertain tax positions.

10:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2018	2017	2018	2017
Income available to common stockholders
Net income	$169	$172	$550	$464
Less income attributable to noncontrolling interests	—	—	1	1
Net income available to common stockholders – basic and diluted	$169	$172	$549	$463
Average common shares outstanding
Weighted-average shares – basic	282.5	280.8	282.1	279.8
Add dilutive nonvested stock awards	0.7	0.8	0.7	0.8
Weighted-average shares – diluted	283.2	281.6	282.8	280.6
Net income per average common share available to common stockholders
Basic	$0.60	$0.61	$1.95	$1.65
Diluted	0.59	0.61	1.94	1.65
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

11:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended September 30, 2018	Electric Utility	Gas Utility	Enterprises[1]	Other[2]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,310	$188	$—	$—	$1,498
Other	—	—	21	—	21
Revenue recognized from contracts with customers	1,310	188	21	—	1,519
Leasing income	—	—	36	—	36
Financing income	3	—	—	40	43
Consumers alternative revenue programs	—	1	—	—	1
Total operating revenue – CMS Energy	$1,313	$189	$57	$40	$1,599
Consumers
Consumers utility revenue
Residential	$625	$118	$—	$—	$743
Commercial	434	30	—	—	464
Industrial	186	4	—	—	190
Other	65	36	—	—	101
Revenue recognized from contracts with customers	1,310	188	—	—	1,498
Financing income	3	—	—	—	3
Alternative revenue programs	—	1	—	—	1
Total operating revenue – Consumers	$1,313	$189	$—	$—	$1,502

In Millions
Nine Months Ended September 30, 2018	Electric Utility	Gas Utility	Enterprises[1]	Other[2]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$3,473	$1,263	$—	$—	$4,736
Other	—	—	69	—	69
Revenue recognized from contracts with customers	3,473	1,263	69	—	4,805
Leasing income	—	—	112	—	112
Financing income	7	4	—	111	122
Consumers alternative revenue programs	—	5	—	—	5
Total operating revenue – CMS Energy	$3,480	$1,272	$181	$111	$5,044
Consumers
Consumers utility revenue
Residential	$1,601	$849	$—	$—	$2,450
Commercial	1,181	250	—	—	1,431
Industrial	499	37	—	—	536
Other	192	127	—	—	319
Revenue recognized from contracts with customers	3,473	1,263	—	—	4,736
Financing income	7	4	—	—	11
Alternative revenue programs	—	5	—	—	5
Total operating revenue – Consumers	$3,480	$1,272	$—	$—	$4,752

[1]	Amounts represent the enterprises segment’s operating revenue from independent power production and CMS ERM’s sales of energy commodities in support of the independent power production portfolio.

[2]	Amount represents EnerBank’s operating revenue from unsecured consumer installment loans for financing home improvements.
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
Accounts Receivable and Unbilled Revenues: Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost, which approximates fair value. CMS Energy and Consumers establish an allowance for uncollectible accounts based on historical losses, management’s assessment of existing economic conditions, customer payment trends, and other factors. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past-due terms established with customers. CMS Energy and Consumers charge off accounts deemed uncollectible to operating expense. Uncollectible expense for CMS Energy, including Consumers, was $22 million for the nine months ended September 30, 2018. Uncollectible expense for Consumers was $22 million for the nine months ended September 30, 2018.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets, were $271 million at September 30, 2018 and $481 million at December 31, 2017.
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

12:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
	September 30, 2018	December 31, 2017
CMS Energy, including Consumers
Cash and cash equivalents	$323	$182
Restricted cash and cash equivalents	42	17
Other non-current assets	1	5
Cash and cash equivalents, including restricted amounts	$366	$204
Consumers
Cash and cash equivalents	$9	$44
Restricted cash and cash equivalents	28	17
Other non-current assets	1	4
Cash and cash equivalents, including restricted amounts	$38	$65
Cash and Cash Equivalents: Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less.
Restricted Cash and Cash Equivalents: Restricted cash and cash equivalents are held primarily for the repayment of securitization bonds and funds held in escrow. Cash and cash equivalents may also be restricted to pay other contractual obligations such as leasing of coal rail cars. These amounts are classified as current assets since they relate to payments that could or will occur within one year.
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

CMS Energy presents EnerBank, corporate interest and other expenses, and Consumers’ other consolidated entities within other reconciling items.
Consumers
The reportable segments for Consumers are:

•	electric utility, consisting of regulated activities associated with the generation, transmission, and distribution of electricity in Michigan

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan
Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

In Millions
	Three Months Ended		Nine Months Ended
September 30	2018	2017	2018	2017
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,313	$1,247	$3,480	$3,360
Gas utility	189	190	1,272	1,176
Enterprises	57	58	181	172
Other reconciling items	40	32	111	97
Total operating revenue – CMS Energy	$1,599	$1,527	$5,044	$4,805
Consumers
Operating revenue
Electric utility	$1,313	$1,247	$3,480	$3,360
Gas utility	189	190	1,272	1,176
Total operating revenue – Consumers	$1,502	$1,437	$4,752	$4,536
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$199	$176	$468	$394
Gas utility	(19)	5	105	101
Enterprises	4	8	33	27
Other reconciling items	(15)	(17)	(57)	(59)
Total net income available to common stockholders – CMS Energy	$169	$172	$549	$463
Consumers
Net income (loss) available to common stockholder
Electric utility	$199	$176	$468	$394
Gas utility	(19)	5	105	101
Total net income available to common stockholder – Consumers	$180	$181	$573	$495

In Millions
	September 30, 2018	December 31, 2017
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$15,772	$15,221
Gas utility[1]	7,534	7,080
Enterprises	405	167
Other reconciling items	40	38
Total plant, property, and equipment, gross – CMS Energy	$23,751	$22,506
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$15,772	$15,221
Gas utility[1]	7,534	7,080
Other reconciling items	16	17
Total plant, property, and equipment, gross – Consumers	$23,322	$22,318
CMS Energy, including Consumers
Total assets
Electric utility[1]	$13,850	$13,906
Gas utility[1]	7,513	7,139
Enterprises	538	342
Other reconciling items	2,012	1,663
Total assets – CMS Energy	$23,913	$23,050
Consumers
Total assets
Electric utility[1]	$13,914	$13,907
Gas utility[1]	7,556	7,139
Other reconciling items	22	53
Total assets – Consumers	$21,492	$21,099

[1]	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended September 30, 2018:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2018 to
July 31, 2018	847	$47.40	—	—
August 1, 2018 to
August 31, 2018	748	48.97	—	—
September 1, 2018 to
September 30, 2018	761	49.24	—	—
Total	2,356	$48.49	—	—

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
133rd Supplemental Indenture dated as of October 1, 2018 between Consumers and The Bank of New York Mellon, as Trustee. (Exhibit 4.1 to Form 8-K filed October 1, 2018 and incorporated herein by reference)

4.2[1]	—
7th Supplemental Indenture dated as of September 26, 2018 between CMS Energy and The Bank of New York Mellon, as Trustee. (Exhibit 4.1 to Form 8-K filed September 26, 2018 and incorporated herein by reference)

10.1	—
Bond Purchase Agreement dated as of July 24, 2018 between Consumers and each of the Purchasers named therein (Exhibit 10.3 to Form 10-Q for the quarterly period ended June 30, 2018 and incorporated herein by reference)

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

CMS ENERGY CORPORATION

Dated: October 25, 2018	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: October 25, 2018	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer