Form 10-K
period 2018-12-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2019-02-05
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of CMS Energy voting and non‑voting common equity held by non‑affiliates was $13.332 billion for the 281,980,308 CMS Energy Common Stock shares outstanding on June 30, 2018 based on the closing sale price of $47.28 for CMS Energy Common Stock, as reported by the New York Stock Exchange on such date. There were no shares of Consumers common equity held by non‑affiliates as of June 30, 2018.
There were 283,400,105 shares of CMS Energy Common Stock outstanding on January 14, 2019, including 20,316 shares owned by Consumers. On January 14, 2019, CMS Energy held all 84,108,789 outstanding shares of common stock of Consumers.
Documents incorporated by reference in Part III: CMS Energy’s and Consumers’ proxy statement relating to their 2019 Annual Meetings of Shareholders to be held May 3, 2019.

CMS Energy Corporation
Consumers Energy Company
Annual Reports on Form 10-K to the Securities and Exchange Commission for the Year Ended December 31, 2018

(This page intentionally left blank)

Glossary
Certain terms used in the text and financial statements are defined below.
2016 Energy Law
Michigan’s Public Acts 341 and 342 of 2016, which became effective in April 2017
ABATE
The Association of Businesses Advocating Tariff Equity
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
The Cross-State Air Pollution Rule of 2011, as amended
DB Pension Plan A
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
DTE Electric Company, a non‑affiliated company
EBITDA
Earnings before interest, taxes, depreciation, and amortization
EnerBank
EnerBank USA, a wholly owned subsidiary of CMS Capital
energy waste reduction
The reduction of energy consumption through energy efficiency and demand-side energy conservation, as established under the 2016 Energy Law
Entergy
Entergy Corporation, a non‑affiliated company

EPA
U.S. Environmental Protection Agency
EPS
Earnings per share
Exchange Act
Securities Exchange Act of 1934
FDIC
Federal Deposit Insurance Corporation
FERC
The Federal Energy Regulatory Commission
First Mortgage Bond Indenture
The indenture dated as of September 1, 1945 between Consumers and The Bank of New York Mellon, as Trustee, as amended and supplemented
FLI Liquidating Trust
Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non‑affiliated entity
FTR
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

IRS
Internal Revenue Service
kV
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
Mercury and Air Toxics Standards, which limit mercury, acid gases, and other toxic pollution from coal‑fueled and oil‑fueled power plants mcf
Thousand cubic feet
MCV Facility
A 1,647 MW natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership
Midland Cogeneration Venture Limited Partnership
MCV PPA
PPA between Consumers and the MCV Partnership
MDEQ
Michigan Department of Environmental Quality
METC
Michigan Electric Transmission Company, LLC, a non‑affiliated company
MGP
Manufactured gas plant
Michigan Mercury Rule
Michigan Air Pollution Control Rules of 2009, as amended: Part 15, Emission Limitations and Prohibitions — Mercury
MISO
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
National Ambient Air Quality Standards
NERC
The North American Electric Reliability Corporation, a non‑affiliated company responsible for developing and enforcing reliability standards, monitoring the bulk power system, and educating and certifying industry personnel
NPDES
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
This combined Form 10‑K is separately filed by CMS Energy and Consumers. Information in this combined Form 10‑K relating to each individual registrant is filed by such registrant on its own behalf. Consumers makes no representation regarding information relating to any other companies affiliated with CMS Energy other than its own subsidiaries. None of CMS Energy, CMS Enterprises, nor any of CMS Energy’s other subsidiaries (other than Consumers) has any obligation in respect of Consumers’ debt securities and holders of such debt securities should not consider the financial resources or results of operations of CMS Energy, CMS Enterprises, nor any of CMS Energy’s other subsidiaries (other than Consumers and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers’ debt securities. Similarly, neither Consumers nor any other subsidiary of CMS Energy has any obligation in respect of debt securities of CMS Energy.
Forward-Looking Statements and Information
This Form 10‑K and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:

•	the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•
potentially adverse regulatory treatment, effects of a failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities, effects of a government shutdown, or effects of a lack of a quorum of a regulatory body

•
changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers

•
the adoption of federal or state laws or regulations or challenges to federal or state laws or regulations, or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy and ROA, infrastructure integrity or security, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, potential effects of the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results

•
factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather-related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; and changes in trade policies or regulations

•	increases in demand for renewable energy by customers seeking to meet sustainability goals

•	the ability of Consumers to execute its cost-reduction strategies

•
potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before the MDEQ, EPA, and/or U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Bay Harbor or Consumers’ routine maintenance, repair, and replacement classification under NSR regulations

•
changes in energy markets, including availability and price of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, and certain related products

•
the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates

•
the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements

•
the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital

•
changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers

•	population changes in the geographic areas where CMS Energy and Consumers conduct business

•	national, regional, and local economic, competitive, and regulatory policies, conditions, and developments

•	loss of customer demand for electric generation supply to alternative electric suppliers, increased use of distributed generation, or energy waste reduction

•	adverse consequences of employee, director, or third-party fraud or non‑compliance with codes of conduct or with laws or regulations

•	federal regulation of electric sales and transmission of electricity, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations

•	the impact of credit markets, economic conditions, increased competition, and any new banking and consumer protection regulations on EnerBank

•	the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers

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

Part I
Item 1.    Business
General
CMS Energy
CMS Energy was formed as a corporation in Michigan in 1987 and is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic independent power producer and marketer. Consumers serves individuals and businesses operating in the alternative energy, automotive, chemical, food, and metal products industries, as well as a diversified group of other industries. CMS Enterprises, through its subsidiaries and equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production.
CMS Energy manages its businesses by the nature of services each provides, and operates principally in three business segments: electric utility; gas utility; and enterprises, its non‑utility operations and investments. Consumers’ consolidated operations account for the substantial majority of CMS Energy’s total assets, income, and operating revenue. CMS Energy’s consolidated operating revenue was $6.9 billion in 2018, $6.6 billion in 2017, and $6.4 billion in 2016.
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
Consumers’ consolidated operating revenue was $6.5 billion in 2018, $6.2 billion in 2017, and $6.1 billion in 2016. For further information about operating revenue, income, and assets and liabilities attributable to Consumers’ electric and gas utility operations, see Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data—Consumers Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
Consumers owns its principal properties in fee, except that most electric lines and gas mains are located below or adjacent to public roads or on land owned by others and are accessed by Consumers through easements and other rights. Almost all of Consumers’ properties are subject to the lien of its First Mortgage Bond Indenture. For additional information on Consumers’ properties, see Item 1. Business—Business Segments—Consumers Electric Utility—Electric Utility Properties and Business Segments—Consumers Gas Utility—Gas Utility Properties.

In 2018, Consumers served 1.8 million electric customers and 1.8 million gas customers in Michigan’s Lower Peninsula. Presented in the following map are Consumers’ service territories:

Electric Service Territory

Gas Service Territory

Combination Electric and Gas Service Territory

•	Electric Generation Facilities

CMS Energy and Consumers – The Triple Bottom Line
For information regarding CMS Energy’s and Consumers’ purpose and impact on the “triple bottom line” of people, planet, and profit, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.
Business Segments
Consumers Electric Utility
Electric Utility Operations: Consumers’ electric utility operations, which include the generation, purchase, transmission, distribution, and sale of electricity, generated operating revenue of $4.6 billion in 2018, $4.4 billion in 2017, and $4.4 billion in 2016. Consumers’ electric utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2018 electric utility operating revenue of $4.6 billion by customer class:
Consumers’ electric utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.
In 2018, Consumers’ electric deliveries were 38 billion kWh, which included ROA deliveries of four billion kWh, resulting in net bundled sales of 34 billion kWh. In 2017, Consumers’ electric deliveries were 37 billion kWh, which included ROA deliveries of three billion kWh, resulting in net bundled sales of 34 billion kWh.
Consumers’ electric utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment.

Presented in the following illustration are Consumers’ monthly weather-normalized electric deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including ROA deliveries, during 2018 and 2017:
Consumers’ 2018 summer peak demand was 8,084 MW, which included ROA demand of 516 MW. For the 2017-2018 winter season, Consumers’ peak demand was 5,863 MW, which included ROA demand of 463 MW. As required by MISO reserve margin requirements, Consumers owns or controls, through long-term PPAs and short-term capacity purchases, all of the capacity required to supply its projected firm peak load and necessary reserve margin for summer 2019.
Electric Utility Properties: Consumers owns and operates electric generation, transmission, and distribution facilities. For details about Consumers’ electric generation facilities, see the Electric Utility Generation and Supply Mix section that follows this Electric Utility Properties section. Consumers’ transmission and distribution systems consist of:

•	214 miles of transmission overhead lines operating at 138 kV

•	195 miles of high-voltage distribution overhead lines operating at 138 kV

•	4 miles of high-voltage distribution underground lines operating at 138 kV

•	4,435 miles of high-voltage distribution overhead lines operating at 46 kV and 69 kV

•	19 miles of high-voltage distribution underground lines operating at 46 kV

•	56,152 miles of electric distribution overhead lines

•	10,817 miles of underground distribution lines

•	substations with an aggregate transformer capacity of 26 million kVA

•	a battery facility with storage capacity of 1 MW
Consumers is interconnected to the interstate high-voltage electric transmission system owned by METC and operated by MISO. Consumers is also interconnected to neighboring utilities and to other transmission systems.

Electric Utility Generation and Supply Mix: Presented in the following table are details about Consumers’ 2018 electric generation and supply mix:

		2018		2018
	Number of Units and Year Entered Service	Generation Capacity	[1]	Electric Supply
Name and Location (Michigan)		(MW)		(GWh)
Coal steam generation
J.H. Campbell 1 & 2 – West Olive	2 Units, 1962-1967	608		2,535
J.H. Campbell 3 – West Olive[2]	1 Unit, 1980	782		4,911
D.E. Karn 1 & 2 – Essexville	2 Units, 1959-1961	515		2,358
		1,905		9,804
Oil/Gas steam generation
D.E. Karn 3 & 4 – Essexville	2 Units, 1975-1977	1,203		43
Hydroelectric
Ludington – Ludington	6 Units, 1973	1,097	[3]	(325)	[4]
Conventional hydro generation – various locations	35 Units, 1906-1949	77		445
		1,174		120
Gas combined cycle
Jackson – Jackson	1 Unit, 2002	543		2,075
Zeeland – Zeeland	3 Units, 2002	526		2,797
		1,069		4,872
Gas/Oil combustion turbine
Zeeland (simple cycle) – Zeeland	2 Units, 2001	315		360
Various plants – various locations[5]	8 Units, 1966-1971	—		2
		315		362
Wind generation
Cross Winds® Energy Park – Tuscola County	81 Turbines, 2014 and 2018	22		493
Lake Winds® Energy Park – Mason County	56 Turbines, 2012	14		243
		36		736
Solar generation
Solar Gardens – Allendale and Kalamazoo	15,100 Panels, 2016	2		6
Total owned generation		5,704		15,943
Purchased power[6]
Coal generation – primarily T.E.S. Filer City		60		511
Gas generation – MCV Facility[7]		1,240		5,530
Other gas generation – various locations		173		1,182
Nuclear generation – Palisades[7]		791		6,749
Wind generation – various locations		62		1,056
Other renewable generation – various locations		231		1,323
		2,557		16,351
Net interchange power[8]		—		4,953
Total purchased and interchange power		2,557		21,304
Total supply		8,261		37,247
Less generation and transmission use/loss				2,794
Total net bundled sales				34,453

[1]	Represents generation capacity during the summer months. For wind and solar generation, the amount represents the effective load-carrying capability.

[2]	Represents Consumers’ share of the capacity of the J.H. Campbell 3 unit, net of the 6.69-percent ownership interest of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc.

[3]	Represents Consumers’ 51-percent share of the capacity of Ludington. DTE Electric holds the remaining 49-percent ownership interest.

[4]
Represents Consumers’ share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak‑demand hours.

[5]	Consumers retired these gas/oil combustion turbine generating units in 2018.

[6]	Represents purchases under long-term PPAs.

[7]
For information about Consumers’ long-term PPAs related to the MCV Facility and Palisades, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments—Contractual Commitments.

[8]	Represents purchases from the MISO energy market.
Consumers’ generation capacity is a measure of the maximum electric output that Consumers has available to meet peak load requirements. As shown in the following illustration, Consumers’ 2018 generation capacity of 8,261 MW, including purchased capacity of 2,557 MW, relied on a variety of fuel sources:

Presented in the following table are the sources of Consumers’ electric supply for the last three years:

GWh
Years Ended December 31	2018	2017	2016
Owned generation
Coal	9,804	10,098	9,739
Gas	5,272	5,190	6,194
Renewable energy	1,187	1,078	1,083
Oil	5	12	8
Net pumped storage[1]	(325)	(290)	(316)
Total owned generation	15,943	16,088	16,708
Purchased power[2]
Gas generation	6,712	5,521	6,139
Nuclear generation	6,749	6,780	6,927
Renewable energy generation	2,379	2,288	2,229
Coal generation	511	491	512
Net interchange power[3]	4,953	4,384	3,688
Total purchased and interchange power	21,304	19,464	19,495
Total supply	37,247	35,552	36,203

[1]
Represents Consumers’ share of net pumped-storage generation. During 2018, the pumped-storage facility consumed 1,132 GWh of electricity to pump water during off-peak hours for storage in order to generate 807 GWh of electricity later during peak-demand hours.

[2]	Represents purchases under long-term PPAs.

[3]	Represents purchases from the MISO energy market.
During 2018, Consumers acquired 57 percent of the electricity it provided to customers through long-term PPAs and the MISO energy market. Consumers offers its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the market to serve the demand of its customers. Consumers is a net purchaser of power and supplements its generation capability with purchases from the MISO energy market to meet its customers’ needs during peak demand periods.
At December 31, 2018, Consumers had unrecognized future commitments (amounts for which, in accordance with GAAP, liabilities have not been recorded on its balance sheet) to purchase capacity and energy under long-term PPAs with various generating plants. These contracts require monthly capacity payments based on the plants’ availability or deliverability. The payments for 2019 through 2036 are estimated to total $10.0 billion and, for each of the next five years, range from $0.6 billion to $1.1 billion annually. These amounts may vary depending on plant availability and fuel costs. For further information about Consumers’ future capacity and energy purchase obligations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contractual Obligations and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments—Contractual Commitments.
During 2018, 26 percent of the energy Consumers provided to customers was generated by its coal-fueled generating units, which burned six million tons of coal and produced a combined total of 9,804 GWh of electricity. In order to obtain the coal it needs, Consumers enters into physical coal supply contracts.

At December 31, 2018, Consumers had unrecognized future commitments to purchase coal through December 2021; payment obligations under these contracts totaled $121 million. Most of Consumers’ rail-supplied coal contracts have fixed prices, although some contain market-based pricing. Consumers’ vessel-supplied coal contracts have fixed base prices that are adjusted monthly to reflect changes to the fuel cost of vessel transportation. At December 31, 2018, Consumers had 92 percent of its 2019 expected coal requirements under contract, as well as a 36-day supply of coal on hand.
In conjunction with its coal supply contracts, Consumers leases a fleet of railcars and has transportation contracts with various companies to provide rail and vessel services for delivery of purchased coal to Consumers’ generating facilities. Consumers’ coal transportation contracts are unrecognized future commitments and expire on various dates through December 2024; payment obligations under these contracts totaled $523 million at December 31, 2018.
During 2018, 14 percent of the energy Consumers provided to customers was generated by its natural gas‑fueled generating units, which burned 39 bcf of natural gas and produced a combined total of 5,272 GWh of electricity.
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
Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent, with certain exceptions, of Consumers’ weather-normalized retail sales of the preceding calendar year. At December 31, 2018, electric deliveries under the ROA program were at the ten-percent limit. Of Consumers’ 1.8 million electric customers, 287 customers, or 0.02 percent, purchased electric generation service under the ROA program. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties.
Consumers also faces competition or potential competition associated with industrial customers relocating all or a portion of their production capacity outside of Consumers’ service territory for economic reasons; municipalities owning or operating competing electric delivery systems; and customer self-generation. Consumers addresses this competition in various ways, including:

•	aggressively controlling operating, maintenance, and fuel costs and passing savings on to customers

•	providing renewable energy options

•	providing competitive rate-design options, particularly for large energy-intensive customers

•	offering tariff-based incentives that support economic development

•	providing non‑energy services and value to customers

•	monitoring activity in adjacent geographical areas

Consumers Gas Utility
Gas Utility Operations: Consumers’ gas utility operations, which include the purchase, transmission, storage, distribution, and sale of natural gas, generated operating revenue of $1.9 billion in 2018, $1.8 billion in 2017, and $1.7 billion in 2016. Consumers’ gas utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.
Presented in the following illustration is Consumers’ 2018 gas utility operating revenue of $1.9 billion by customer class:
Consumers’ gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.
In 2018, deliveries of natural gas through Consumers’ pipeline and distribution network, including off-system transportation deliveries, totaled 386 bcf, which included GCC deliveries of 44 bcf. In 2017, deliveries of natural gas through Consumers’ pipeline and distribution network, including off-system transportation deliveries, totaled 352 bcf, which included GCC deliveries of 42 bcf. Consumers’ gas utility operations are seasonal. The consumption of natural gas typically increases in the winter, due primarily to colder temperatures and the resulting use of natural gas as heating fuel. Consumers injects natural gas into storage during the summer months for use during the winter months. During 2018, 41 percent of the natural gas supplied to all customers during the winter months was supplied from storage.

Presented in the following illustration are Consumers’ monthly weather-normalized natural gas deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including GCC deliveries, during 2018 and 2017:
Gas Utility Properties: Consumers’ gas transmission, storage, and distribution system consists of:

•	1,666 miles of transmission lines

•	15 gas storage fields with a total storage capacity of 309 bcf and a working gas volume of 151 bcf

•	28,404 miles of distribution mains

•	eight compressor stations with a total of 171,129 installed and available horsepower

Gas Utility Supply: In 2018, Consumers purchased 82 percent of the gas it delivered from U.S. producers. The remaining 18 percent was purchased from authorized GCC suppliers and delivered by Consumers to customers in the GCC program. Presented in the following illustration are the supply arrangements for the gas Consumers delivered to GCC and GCR customers during 2018:
Firm gas transportation or firm city-gate contracts are those that define a fixed amount, price, and delivery time frame. Consumers’ firm gas transportation contracts are with Panhandle Eastern Pipe Line Company and Trunkline Gas Company, LLC, each a non‑affiliated company. Under these contracts, Consumers purchases and transports gas to Michigan for ultimate delivery to its customers. Consumers’ firm gas transportation contracts expire on various dates through 2023 and provide for the delivery of 39 percent of Consumers’ total gas supply requirements in 2019. Consumers purchases the balance of its required gas supply under firm city-gate contracts and through authorized suppliers under the GCC program.
Gas Utility Competition: Competition exists in various aspects of Consumers’ gas utility business. Competition comes from GCC and from alternative fuels and energy sources, such as propane, oil, and electricity.
Enterprises Segment—Non-Utility Operations and Investments
CMS Energy’s enterprises segment, through various subsidiaries and certain equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production. The enterprises segment’s operating revenue was $252 million in 2018, $229 million in 2017, and $215 million in 2016.

Independent Power Production: Presented in the following table is information about the independent power plants in which CMS Energy had an ownership interest at December 31, 2018:

	Ownership Interest		Gross Capacity[1]	2018 Net Generation
Location	(%)	Primary Fuel Type	(MW)	(GWh)
Dearborn, Michigan	100	Natural gas	770	4,855
Gaylord, Michigan	100	Natural gas	156	4
Paulding County, Ohio[2]	100	Wind	105	94
Comstock, Michigan	100	Natural gas	76	10
Delta Township, Michigan[3]	100	Solar	24	14
Phillips, Wisconsin	100	Solar	3	4
Filer City, Michigan	50	Coal	73	506
New Bern, North Carolina	50	Wood waste	50	301
Flint, Michigan	50	Wood waste	40	78
Grayling, Michigan	50	Wood waste	38	176
Total			1,335	6,042

[1]	Represents the intended full-load sustained output of each plant. The amount of capacity relating to CMS Energy’s ownership interest was 1,234 MW at December 31, 2018.

[2]	Began operation in September 2018.

[3]	Represents two solar generation projects that began operation in June 2018 and August 2018.
The operating revenue from independent power production was $19 million in 2018, $16 million in 2017, and $16 million in 2016.
Energy Resource Management: CMS ERM purchases and sells energy commodities in support of CMS Energy’s generating facilities with a focus on optimizing CMS Energy’s independent power production portfolio. In 2018, CMS ERM marketed five bcf of natural gas and 5,896 GWh of electricity. Electricity marketed by CMS ERM was generated by independent power production of the enterprises segment and by unrelated third parties. CMS ERM’s operating revenue was $233 million in 2018, $213 million in 2017, and $199 million in 2016.
Enterprises Segment Competition: The enterprises segment competes with other independent power producers. The needs of this market are driven by electric demand and the generation available.
Other Businesses
EnerBank: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing primarily unsecured consumer installment loans for financing home improvements. EnerBank’s operating revenue was $157 million in 2018, $132 million in 2017, and $120 million in 2016.

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
The U.S. Department of Transportation’s Office of Pipeline Safety regulates the safety and security of gas pipelines through the Natural Gas Pipeline Safety Act of 1968 and subsequent laws.
EnerBank is regulated by the Utah Department of Financial Institutions and the FDIC.

Energy Legislation
Consumers is subject to various rulemaking matters, including the 2016 Energy Law. Among other things, the 2016 Energy Law:

•	raised the renewable energy standard from the present ten-percent requirement to 12.5 percent in 2019 and 15 percent in 2021

•	established a goal of 35 percent combined renewable energy and energy waste reduction by 2025

•	authorized incentives for demand response programs and expanded existing incentives for energy efficiency programs, referring to the combined initiatives as energy waste reduction programs

•	authorized incentives for new PPAs with non‑affiliates

•	established an integrated planning process for new generation resources

•
shortened from 12 months to ten months the time by which the MPSC must issue a final order in general rate cases, but prohibited electric and gas utilities from filing general rate cases for increases in rates more often than once every 12 months

•	eliminated utilities’ self-implementation of rates in general rate cases filed after the effective date of the 2016 Energy Law

•	required the MPSC to implement equitable cost-of-service rates for customers participating in a net metering program
The 2016 Energy Law also established a path to ensure that forward capacity is secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent, with certain exceptions, of Consumers’ weather-normalized retail sales of the preceding calendar year. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties.
CMS Energy and Consumers Environmental Strategy and Compliance
CMS Energy and Consumers are committed to protecting the environment; this commitment extends beyond compliance with applicable laws and regulations. CMS Energy and Consumers continue to focus on opportunities to reduce their carbon footprint in electric generation. In 2016, Consumers retired 33 percent of its owned coal-fueled generating capacity; this has resulted in a 38‑percent decrease in Consumers’ self-generated electric supply from coal-fueled facilities since 2015.
During 2018, Consumers provided 10 percent of its electricity (self-generated and purchased) from renewable sources. Consumers owns and operates two wind farms: Lake Winds® Energy Park and Cross Winds® Energy Park. Presently, Consumers is expanding its Cross Winds® Energy Park; an additional phase began operations in January 2018 and a third phase is under construction, with operations expected to begin in 2020. Consumers expects to begin construction, subject to MPSC approval, of another wind project in Gratiot County, Michigan in 2019, with operations expected to begin in 2020.
Additionally, CMS Energy, through its enterprises businesses, completed the development and construction of two solar generation projects in Michigan and purchased a wind generation project in northwest Ohio; all of these projects became operational during 2018. For additional information on stewardship goals, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.

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
CMS Energy has recorded a $46 million liability for its subsidiaries’ obligations associated with Bay Harbor and Consumers has recorded a $73 million liability for its obligations at a number of former MGP sites. For additional information, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments.
Solid Waste Disposal: Costs related to the construction, operation, and closure of solid waste disposal facilities for coal ash are significant. Consumers’ solid waste disposal areas are regulated under Michigan’s solid waste rules and by the EPA’s rules regulating CCRs, such as coal ash. In order to address some of the requirements of these rules, Consumers has converted all of its fly ash handling systems to dry systems. In addition, Consumers’ ash facilities have programs designed to protect the environment and are subject to quarterly MDEQ inspections. Consumers’ estimate of capital and cost of removal expenditures to comply with regulations relating to ash disposal is $188 million from 2019 through 2023.
Water: Consumers uses substantial amounts of water to operate and cool its electric generating plants. Water discharge quality is regulated and administered by the MDEQ under the federal NPDES program. To comply with such regulation, Consumers’ facilities have discharge monitoring programs. The EPA issued final regulations for wastewater discharges from electric generating plants in 2015 and amended them in September 2017. Consumers’ estimate of capital expenditures to comply with these regulations as presently promulgated is $56 million from 2019 through 2023.
In 2014, the EPA finalized its cooling water intake rule, which requires Consumers to evaluate the biological impact of its cooling water intake systems and ensure that it is using the best technology available to minimize adverse environmental impacts. Consumers’ preliminary estimate of capital expenditures to comply with these regulations is $42 million from 2019 through 2023.
Air: Consumers is subject to federal and state environmental regulations that require extensive reductions in nitrogen oxides, sulfur dioxides, particulate matter, and mercury emissions. To comply with these regulations, Consumers has invested in emissions control equipment at its electric generating plants. Consumers’ estimate of additional capital expenditures to comply with these regulations is $3 million from 2019 through 2023.
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
Employees
Presented in the following table are the number of employees of CMS Energy and Consumers:

December 31	2018	2017	2016
CMS Energy, including Consumers[1]
Full-time employees	7,957	7,822	7,699
Seasonal employees[2]	603	74	52
Part-time employees	65	56	49
Total employees	8,625	7,952	7,800
Consumers[1]
Full-time employees	7,504	7,408	7,301
Seasonal employees[2]	603	74	52
Part-time employees	14	14	13
Total employees	8,121	7,496	7,366

[1]
For information about CMS Energy’s and Consumers’ collective bargaining agreements, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12, Retirement Benefits.

[2]
Consumers’ seasonal workforce peaked at 614 employees during 2018, 598 employees during 2017, and 522 employees during 2016. Seasonal employees work primarily during the construction season and are subject to yearly layoffs. Typically, yearly layoffs occur in December; that did not happen in 2018.

CMS Energy and Consumers Executive Officers
Presented in the following table are the company positions held during the last five years for each of CMS Energy’s and Consumers’ executive officers as of February 1, 2019:

Name, Age, Position(s)	Period
Patricia K. Poppe (age 50)
CMS Energy
President and CEO	7/2016 – Present
Director	5/2016 – Present
Senior Vice President	3/2015 – 7/2016
Consumers
President and CEO	7/2016 – Present
Director	5/2016 – Present
Senior Vice President	3/2015 – 7/2016
Vice President	1/2011 – 3/2015
CMS Enterprises
Chairman of the Board, CEO, and Director	7/2016 – Present
President	7/2016 – 9/2017
Rejji P. Hayes (age 44)[1]
CMS Energy
Executive Vice President and CFO	5/2017 – Present
Consumers
Executive Vice President and CFO	5/2017 – Present
CMS Enterprises
Executive Vice President, CFO, and Director	5/2017 – Present
Jean-Francois Brossoit (age 51)[2]
CMS Energy
Senior Vice President	4/2017 – Present
Vice President	11/2016 – 4/2017
Consumers
Senior Vice President	4/2017 – Present
Vice President	11/2016 – 4/2017
Catherine A. Hendrian (age 50)
CMS Energy
Senior Vice President	4/2017 – Present
Vice President	3/2015 – 4/2017
Director of Human Resources	10/2012 – 3/2015
Consumers
Senior Vice President	4/2017 – Present
Vice President	3/2015 – 4/2017
Director of Human Resources	10/2012 – 3/2015

Name, Age, Position(s)	Period
Brandon J. Hofmeister (age 42)
CMS Energy
Senior Vice President	7/2017 – Present
Consumers
Senior Vice President	7/2017 – Present
Vice President	7/2016 – 7/2017
Executive Director, Policy Research, Analysis, and Public Affairs	6/2015 – 7/2016
Executive Director, Policy Research and Analysis	9/2013 – 6/2015
CMS Enterprises
Senior Vice President	9/2017 – Present
Venkat Dhenuvakonda Rao (age 48)
CMS Energy
Senior Vice President	9/2016 – Present
Vice President	7/2012 – 9/2016
Consumers
Senior Vice President	9/2016 – Present
Vice President	7/2012 – 9/2016
CMS Enterprises
Director	11/2017 – Present
Senior Vice President	9/2016 – Present
Vice President	7/2012 – 9/2016
Catherine M. Reynolds (age 61)
CMS Energy
Senior Vice President and General Counsel	10/2013 – Present
Consumers
Senior Vice President and General Counsel	10/2013 – Present
CMS Enterprises
Director	1/2014 – Present
Senior Vice President and General Counsel	1/2014 - 10/2018
Vice President and Secretary	9/2006 – 1/2014
Brian F. Rich (age 44)[3]
CMS Energy
Senior Vice President and Chief Information Officer	7/2016 – Present
Vice President and Chief Information Officer	7/2014 – 7/2016
Consumers
Senior Vice President and Chief Information Officer	7/2016 – Present
Vice President and Chief Information Officer	7/2014 – 7/2016
Garrick J. Rochow (age 44)
CMS Energy
Senior Vice President	7/2016 – Present
Vice President	3/2015 – 7/2016
Consumers
Senior Vice President	7/2016 – Present
Vice President	10/2010 – 7/2016

Name, Age, Position(s)	Period
Glenn P. Barba (age 53)
CMS Energy
Vice President, Controller, and CAO	2/2003 – Present
Consumers
Vice President, Controller, and CAO	1/2003 – Present
CMS Enterprises
Vice President, Controller, and CAO	11/2007 – Present

[1]
Prior to joining CMS Energy and Consumers, Mr. Hayes was executive vice president and CFO for ITC Holdings Corp., a non‑affiliated company, from May 2014 through November 2016. Mr. Hayes started with ITC Holdings Corp. in 2012 as vice president of finance and treasurer.

[2]
Prior to joining CMS Energy and Consumers, Mr. Brossoit was vice president of manufacturing operations for United Technologies Corp., a non‑affiliated company. Mr. Brossoit started with United Technologies Corp. in 2006.

[3]
Prior to joining CMS Energy and Consumers, Mr. Rich was vice president of business technology for Pacific Gas and Electric Company, a non‑affiliated company. Mr. Rich started with Pacific Gas and Electric Company in 2010.

There are no family relationships among executive officers and directors of CMS Energy or Consumers. The list of directors and their biographies are included in CMS Energy’s and Consumers’ definitive proxy statement for their 2019 Annual Meetings of Shareholders to be held May 3, 2019. The term of office of each of the executive officers extends to the first meeting of the Board of Directors of CMS Energy and Consumers after the next annual election of Directors of CMS Energy and Consumers (to be held on May 3, 2019).
Available Information
CMS Energy’s internet address is www.cmsenergy.com. CMS Energy routinely posts important information on its website and considers the Investor Relations section, www.cmsenergy.com/investor-relations, a channel of distribution. Information contained on CMS Energy’s website is not incorporated herein. CMS Energy’s and Consumers’ annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible free of charge on CMS Energy’s website. These reports are available soon after they are electronically filed with the SEC. Also on CMS Energy’s website are CMS Energy’s and Consumers’:

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
The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address is www.sec.gov.

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
CMS Energy and Consumers rely on the capital markets, as well as on bank syndications, to meet their financial commitments and short-term liquidity needs if sufficient internal funds are not available from Consumers’ operations and, in the case of CMS Energy, from dividends paid by Consumers and its other subsidiaries. CMS Energy and Consumers also use letters of credit issued under certain of their revolving credit facilities to support certain operations and investments.
Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, or failures of significant financial institutions could adversely affect CMS Energy’s and Consumers’ access to liquidity needed for their businesses. Consumers’ inability to obtain prior FERC authorization for any securities issuances, including publicly offered debt, as is required under the Federal Power Act, could adversely affect Consumers’ access to liquidity. Any liquidity disruption could require CMS Energy and Consumers to take measures to conserve cash. These measures could include, but are not limited to, deferring capital expenditures, changing CMS Energy’s and Consumers’ commodity purchasing strategy to avoid collateral-posting requirements, and reducing or eliminating future share repurchases, dividend payments, or other discretionary uses of cash.
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
Certain of CMS Energy’s and Consumers’ securities and those of their affiliates are rated by various credit rating agencies. A reduction or withdrawal of one or more of its credit ratings could have a material adverse impact on CMS Energy’s or Consumers’ ability to access capital on acceptable terms and maintain commodity lines of credit, could increase its cost of borrowing, and could cause CMS Energy or Consumers to reduce capital expenditures. If it were unable to maintain commodity lines of credit, CMS Energy or Consumers might have to post collateral or make prepayments to certain suppliers under existing contracts. Further, since Consumers provides dividends to CMS Energy, any adverse developments affecting Consumers that result in a lowering of its credit ratings could have an adverse effect on CMS Energy’s credit ratings. CMS Energy and Consumers cannot guarantee that any of their present ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency.
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
The 2016 Energy Law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent, with certain exceptions, of Consumers’ weather-normalized retail sales of the preceding calendar year. Lower natural gas prices due to a large supply of natural gas on the market and continued growth of renewable energy resources, coupled with low capacity prices in the electric supply market, are placing increasing competitive pressure on the cost of Consumers’ electric supply. Presently, Consumers’ electric rates are above the Midwest average, while the ROA level on Consumers’ system is at the ten-percent limit and the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 26 percent. If the ROA limit were increased or if electric generation service in Michigan were deregulated, it could have a material adverse effect on Consumers’ financial results and operations.
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
Orders of the MPSC could limit recovery of costs of providing service including, but not limited to, environmental and safety related expenditures for coal-fueled plants and other utility properties, regulatory assets, power supply and natural gas supply costs, operating and maintenance expenses, additional utility-based investments, sunk investment in mothballed or retired generating plants, costs associated with the proposed retirement and decommissioning of facilities, depreciation expense, MISO energy and transmission costs, costs associated with energy waste reduction investments and state or federally mandated renewable resource standards, or expenditures subject to tracking mechanisms. These orders could also result in adverse regulatory treatment of other matters. For example, MPSC orders could prevent or curtail Consumers from shutting off non‑paying customers, could prevent or curtail the implementation of a gas revenue mechanism, or could require Consumers to refund previously self-implemented rates.
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
PURPA requires Consumers to purchase power from qualifying cogeneration and small power production facilities at a price approved by the MPSC that is meant to represent Consumers’ “avoided cost” of generating power or purchasing power from another source. In November 2017, the MPSC issued an order establishing a new avoided-cost methodology for determining the price that Consumers must pay to purchase power under PURPA. Among other things, the MPSC’s order changes the basis of Consumers’ avoided cost from the cost of coal-fueled generating units to that of natural gas-fueled generating units. The MPSC order also assigns more capacity value to qualifying facilities that are consistently able to generate electricity during peak times. The MPSC is considering Consumers’ IRP, which presents Consumers’ current outlook and plans for its electric generation supply portfolio out to 2040. Consumers’ potential need for additional electric generation, and the corresponding cost to build or purchase that generation, can be used by the MPSC to determine Consumers’ avoided costs pursuant to PURPA. The MPSC orders in these proceedings could result in mandated purchases of generation, potentially at above-market prices, and reduce Consumers’ need for new owned generation. This in turn could have a material adverse effect on Consumers’ capital investment plan, the affordability of future customer rates, and CMS Energy’s and Consumers’ liquidity, financial condition, investment plans, and results of operations.
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
In August 2018, the EPA proposed the “Affordable Clean Energy” rule as a replacement for the EPA’s 2015 Clean Power Plan, which the U.S. Supreme Court stayed in 2016. This proposed rule requires individual states to evaluate fossil-fuel-fired power plants for heat-rate improvements that could be undertaken to increase overall plant efficiency. There is also a proposal to modify the Clean Air Act permitting requirements to promote these efficiency projects. Consumers does not expect that the Affordable Clean Energy rule will have an adverse impact on its environmental strategy.

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
For additional information regarding compliance with environmental regulations, see Item 1. Business—CMS Energy and Consumers Environmental Strategy and Compliance and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties.
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
CMS Energy’s and Consumers’ utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment, while peak demand for natural gas typically occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel. In addition, Consumers’ electric rates, which follow a seasonal rate design, are higher in the summer months than in the remaining months of the year. Accordingly, CMS Energy’s and Consumers’ overall results may fluctuate substantially on a seasonal basis. Mild temperatures during the summer cooling season and winter heating season as well as the impact of extreme weather events on Consumers’ system could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.
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
Consumers’ electric and gas delivery systems, power plants, gas infrastructure including storage facilities, wind energy or solar equipment, energy products, and the independent power plants owned in whole or in part by CMS Energy could be involved in incidents, failures, or accidents that result in injury, loss of life, or property loss to customers, employees, or the public. Although CMS Energy and Consumers have insurance coverage for many potential incidents (subject to deductibles, limitations, and self-insurance amounts that could be material), depending upon the nature or severity of any incident, failure, or accident, CMS Energy or Consumers could suffer financial loss, reputational damage, and negative repercussions from regulatory agencies or other public authorities.
CMS Energy’s and Consumers’ revenues and results of operations are subject to risks that are beyond their control, including but not limited to natural disasters, terrorist attacks and related acts of war, cyber incidents, vandalism, and other catastrophic events.
The impact of natural disasters, severe weather, wars, terrorist acts, vandalism, cyber incidents, pandemics, and other catastrophic events on the facilities and operations of CMS Energy and Consumers could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. These events could result in severe damage to CMS Energy’s and Consumers’ assets beyond what could be recovered through insurance policies (which are subject to deductibles and limits), could require CMS Energy and Consumers to incur significant upfront costs, and could severely disrupt operations, resulting in loss of service to customers. There is also a risk that regulators could, after the fact, conclude that Consumers’ preparedness or response to such an event was inadequate and take adverse actions as a result.
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
Unions represent 37 percent of Consumers’ employees. Consumers’ union agreements expire in 2020. If these employees were to engage in a strike, work stoppage, or other slowdown, Consumers could experience a significant disruption in its operations and higher ongoing labor costs.
Failure to attract and retain an appropriately qualified workforce could adversely impact CMS Energy’s and Consumers’ results of operations.
The workforce of CMS Energy and Consumers is aging and a number of employees will become eligible to retire within the next few years. In some areas, competition for skilled employees is high and if CMS Energy and Consumers were unable to match skill sets to future needs, they could encounter operating challenges and increased costs. These challenges could include a lack of resources, loss of knowledge, and delays in skill development. Additionally, higher costs could result from the use of contractors to replace employees, loss of productivity, and safety incidents. Failing to train replacement employees adequately and to transfer internal knowledge and expertise could adversely affect CMS Energy’s and Consumers’ ability to manage and operate their businesses. If CMS Energy and Consumers were unable to attract and retain an appropriately qualified workforce, their financial condition and results of operations could be affected negatively.
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
CMS Energy and Consumers are required to make judgments regarding the potential tax effects of various financial transactions and results of operations in order to estimate their obligations to taxing authorities. The tax obligations include income taxes, real estate taxes, sales and use taxes, employment-related taxes, and ongoing issues related to these tax matters. The judgments include determining reserves for potential adverse outcomes regarding tax positions that have been taken and may be subject to challenge by the IRS and/or other taxing authorities. Unfavorable settlements of any of the issues related to these reserves or other tax matters at CMS Energy or Consumers could have a material adverse effect on their liquidity, financial condition, and results of operations.
CMS Energy and Consumers are subject to changing tax laws. Changes in federal, state, or local tax rates or other changes in tax laws could have adverse impacts on their liquidity, financial condition, and results of operations.
In December 2017, President Trump signed the TCJA, which changed existing federal tax law and included numerous provisions that affect businesses. CMS Energy and Consumers made reasonable estimates in measuring and accounting for the effects of the TCJA and did not recognize any material changes to their estimates during the year ended December 31, 2018. Given expected changes to U.S. Treasury regulations and interpretations of the TCJA by the U.S. Treasury, the final transition impacts of the TCJA may differ from the estimates provided elsewhere in this report.
CMS Energy and its subsidiaries, including Consumers and EnerBank, must comply with the Dodd-Frank Act and its related regulations, which are subject to change and could involve material costs or affect operations.
Regulations that are intended to implement the Dodd-Frank Act have been and are still being adopted by the appropriate agencies. The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act. Known, together with its implementing regulations, as the Volcker Rule, it generally restricts certain banking entities (such as EnerBank) and their subsidiaries or affiliates from engaging in proprietary trading activities and from owning equity in or sponsoring any private equity or hedge fund. The activities of CMS Energy and its subsidiaries (including EnerBank) are not expected to be materially affected by the Volcker Rule; however, they will be restricted from engaging in proprietary trading, investing in third‑party hedge or private equity funds, and sponsoring these funds in the future unless CMS Energy qualifies for an exemption from the rule. CMS Energy and its subsidiaries are also subject to certain ongoing compliance requirements pursuant to the regulations. In May 2018, the federal agencies that are responsible for the Volcker Rule approved a notice of proposed rulemaking that proposes significant revisions to the Volcker Rule implementing regulations. The revisions would leave intact the core restrictions on proprietary trading and private equity and hedge fund activities; however, the revisions would make certain significant changes to the proprietary trading restrictions and compliance program requirements. CMS Energy cannot predict the full impact of the Volcker Rule, including any impact resulting from changes to implementing regulations, on CMS Energy’s or EnerBank’s operations or financial condition.

All companies that directly or indirectly control an FDIC-insured bank are required to serve as a source of financial strength for that institution. As a result, CMS Energy could be called upon by the FDIC to infuse additional capital into EnerBank to the extent that EnerBank fails to satisfy its capital requirements. In addition, CMS Energy is contractually required (i) to make cash capital contributions to EnerBank in the event that EnerBank does not maintain required minimum capital ratios and (ii) to provide EnerBank financial support, in an amount and duration as may be necessary for EnerBank to meet the cash needs of its depositors and other operations. EnerBank has exceeded these requirements historically and exceeded them as of January 31, 2019.
In addition, the Dodd-Frank Act provides for regulation by the Commodity Futures Trading Commission of certain commodity-related contracts. Although CMS Energy, Consumers, EnerBank, and certain subsidiaries of CMS Enterprises qualify for an end-user exception from mandatory clearing of commodity-related swaps, these regulations could affect the ability of these entities to participate in these markets and could add additional regulatory oversight over their contracting activities.
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

Part II
Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
CMS Energy
CMS Energy’s common stock is traded on the New York Stock Exchange under the symbol CMS. Market prices for CMS Energy’s common stock and related security holder matters are contained in Item 6. Selected Financial Data, which is incorporated by reference herein. At January 14, 2019, the number of registered holders of CMS Energy’s common stock totaled 29,620, based on the number of record holders.
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

Comparison of Five-Year Cumulative Total Return

	Five-Year Cumulative Total Return
Company/Index	2013	2014	2015	2016	2017	2018
CMS Energy	$100	$135	$144	$172	$201	$217
S&P 500 Index	100	114	115	129	157	150
Dow Jones Utility Index	100	131	127	150	170	173
S&P 400 Utilities Index	100	119	112	142	158	169
These cumulative total returns assume reinvestments of dividends.
Consumers
Consumers’ common stock is privately held by its parent, CMS Energy, and does not trade in the public market.

Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended December 31, 2018:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs

October 1, 2018 to
October 31, 2018	816	$49.21	—	—
November 1, 2018 to
November 30, 2018	62	52.09	—	—
December 1, 2018 to
December 31, 2018	87	51.17	—	—
Total	965	$49.57	—	—

[1]
All of the common shares were repurchased to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the PISP. The value of shares repurchased is based on the market price on the vesting date.

Unregistered Sales of Equity Securities
None.

Item 6.    Selected Financial Data
CMS Energy Corporation

				2018	2017	2016	2015	2014

	Operating revenue (in millions)		($)	6,873	6,583	6,399	6,456	7,179
	Income from equity method investees (in millions)		($)	9	15	13	14	15
	Net income (in millions)[1]		($)	659	462	553	525	479
	Net income available to common stockholders (in millions)		($)	657	460	551	523	477
	Average common shares outstanding (in thousands)			282,171	280,025	277,851	275,600	270,580
	Earnings per average common share
CMS Energy	—	Basic	($)	2.33	1.64	1.99	1.90	1.76
	—	Diluted	($)	2.32	1.64	1.98	1.89	1.74
	Cash provided by operations (in millions)		($)	1,703	1,705	1,629	1,640	1,481
	Capital expenditures, excluding assets placed under capital lease (in millions)		($)	2,074	1,665	1,672	1,564	1,577
	Total assets (in millions)		($)	24,529	23,050	21,622	20,299	19,143
	Long-term debt, excluding current portion (in millions)		($)	10,615	9,123	8,640	8,400	7,974
	Non-current portion of capital leases and financing obligation (in millions)		($)	69	91	110	118	123
	Cash dividends declared per common share		($)	1.43	1.33	1.24	1.16	1.08
	Market price of common stock at year-end		($)	49.65	47.30	41.62	36.08	34.75
	Book value per common share at year-end		($)	16.78	15.77	15.23	14.21	13.33
	Total employees at year-end			8,625	7,952	7,800	7,804	7,747
	Electric Utility Statistics
	Sales (billions of kWh)			38	37	38	37	38
	Customers (in thousands)			1,831	1,826	1,805	1,803	1,793
	Average sales rate per kWh		(¢)	11.78	11.98	11.63	11.39	12.04
	Gas Utility Statistics
	Sales and transportation deliveries (bcf)			386	352	358	356	373
	Customers (in thousands)[2]			1,784	1,776	1,772	1,741	1,733
	Average sales rate per mcf		($)	7.44	7.51	7.31	7.89	8.83

[1]	Includes income attributable to noncontrolling interests of $2 million in each period.

[2]	Excludes off-system transportation customers.

Consumers Energy Company

		2018	2017	2016	2015	2014

Operating revenue (in millions)	($)	6,464	6,222	6,064	6,165	6,800
Net income (in millions)	($)	705	632	616	594	567
Net income available to common stockholder (in millions)	($)	703	630	614	592	565
Cash provided by operations (in millions)	($)	1,449	1,715	1,681	1,794	1,354
Capital expenditures, excluding assets placed under capital lease (in millions)	($)	1,822	1,632	1,656	1,537	1,573
Total assets (in millions)	($)	22,025	21,099	19,946	18,635	17,824
Long-term debt, excluding current portion (in millions)	($)	6,779	5,561	5,253	5,183	5,131
Non-current portion of capital leases and financing obligation (in millions)	($)	69	91	110	118	123
Total preferred stock (in millions)	($)	37	37	37	37	37
Number of preferred stockholders at year-end		1,017	1,056	1,095	1,156	1,191
Total employees at year-end		8,121	7,496	7,366	7,394	7,388
Electric Utility Statistics
Sales (billions of kWh)		38	37	38	37	38
Customers (in thousands)		1,831	1,826	1,805	1,803	1,793
Average sales rate per kWh	(¢)	11.78	11.98	11.63	11.39	12.04
Gas Utility Statistics
Sales and transportation deliveries (bcf)		386	352	358	356	373
Customers (in thousands)[1]		1,784	1,776	1,772	1,741	1,733
Average sales rate per mcf	($)	7.44	7.51	7.31	7.89	8.83

[1]	Excludes off-system transportation customers.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is a combined report of CMS Energy and Consumers.
Executive Overview
CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic independent power producer and marketer. Consumers’ electric utility operations include the generation, purchase, transmission, distribution, and sale of electricity, and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas. Consumers’ customer base consists of a mix of residential, commercial, and diversified industrial customers. CMS Enterprises, through its subsidiaries and equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production.
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
The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. Presented in the following illustration are Consumers’ OSHA recordable incident rates over the last ten years:
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

In addition, Consumers’ gas commodity costs declined by 60 percent from 2008 through 2018, due not only to a decrease in market prices but also to Consumers’ improvements to its gas infrastructure and optimization of its gas purchasing and storage strategy. These gas commodity savings are passed on to customers.
Planet: The planet element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to protect the environment; this commitment extends beyond complying with the various state and federal environmental and health and safety laws and regulations to which CMS Energy and Consumers are subject. Management considers climate change risk and other environmental risks in the companies’ strategy development, business planning, and enterprise risk management processes. In November 2018, CMS Energy published a climate assessment report of the long-term impacts on the company’s portfolio, of public policies and technological advances that are consistent with limiting global warming to no more than two degrees Celsius over pre-industrial levels.
CMS Energy and Consumers continue to focus on opportunities to protect the environment and to reduce their carbon footprint. As a result of actions already taken by CMS Energy and Consumers, including the retirement of seven of Consumers’ coal-fueled electric generating units in 2016, the companies have decreased their combined percentage of electric supply (self-generated and purchased) from coal by 18 percentage points since 2015. Presented in the following illustration are CMS Energy’s, including Consumers’, sources of electric supply in 2018:

The companies have also:

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
Additionally, in an effort to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers announced these five-year targets during 2018:

•	to reduce its water use by one billion gallons; in 2018, Consumers reduced its water usage by 180 million gallons

•	to reduce the amount of waste taken to landfills by 35 percent; in 2018, Consumers reduced its waste to landfills by 12 percent

•	to enhance, restore, or protect 5,000 acres of land; in 2018, Consumers enhanced, restored, or protected nearly 800 acres of land
CMS Energy, through its non‑utility businesses, continues to pursue further opportunities for the development of renewable generation projects. In 2018, CMS Enterprises completed the development and construction of two solar generation projects totaling 24 MW in Michigan; energy produced by these projects is sold under 25‑year PPAs to the Lansing Board of Water and Light, a non‑affiliated utility. CMS Enterprises also purchased a 105-MW wind generation project in northwest Ohio, and the project became operational in September 2018. Renewable energy produced by the wind generation project has been committed to General Motors LLC, a non‑affiliated company, under a 15-year PPA.

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
In 2018, CMS Energy’s net income available to common stockholders was $657 million, and diluted EPS were $2.32. This compares with net income available to common stockholders of $460 million and diluted EPS of $1.64 in 2017. In 2018, rate increases, higher sales, and the absence of the impacts of the TCJA were offset partially by higher depreciation and maintenance and other operating expenses. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Consumers projects that its electric weather-normalized deliveries will remain stable and gas weather-normalized deliveries will increase slightly through 2023. This outlook reflects growth in electric demand offset by the effects of energy waste reduction programs, and growth in gas demand offset partially by energy efficiency and conservation.
Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service. Leveraging the Consumers Energy Way, CMS Energy and Consumers accomplished the following during 2018:

•	achieved record-breaking performance in the area of on-time delivery commitments

•	attracted 101 MW of new or expanding load in Consumers’ service territory

•	announced clean energy goals and filed an IRP in support of those goals

•	expanded CMS Enterprises’ renewable portfolio

•	enhanced or restored nearly 800 acres of land in Michigan

•	finished first overall across the electric utility sector in cyber security testing
CMS Energy and Consumers will continue to utilize the Consumers Energy Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
Investment Plan: Consumers expects to make significant expenditures on infrastructure upgrades and replacements and electric supply projects from 2019 through 2028. While it has a large number of potential investment opportunities that would add customer value, Consumers has prioritized its spending based on the criteria of enhancing public safety, increasing reliability, maintaining affordability for its customers, and advancing its environmental stewardship. Consumers’ investment program is expected to result in annual rate-base growth of six to eight percent. This rate-base growth, together with cost-control initiatives, should allow Consumers to maintain affordable customer prices.

Presented in the following illustration are planned capital expenditures of $11.2 billion that Consumers expects to make from 2019 through 2023:
Consumers plans to spend $9.3 billion over the next five years to maintain and upgrade its gas infrastructure and electric distribution systems in order to enhance safety and reliability, improve customer satisfaction, and reduce energy waste on those systems. The gas infrastructure projects comprise $5.1 billion to sustain deliverability and enhance pipeline integrity and safety. These projects, which involve replacement of mains and services and enhancement of transmission and storage systems, should reduce the minor quantity of methane emissions released as gas is transported. The electric distribution projects comprise $4.2 billion to strengthen circuits and substations and replace poles. Consumers also expects to spend $1.9 billion on electric supply projects, representing new generation, including renewable generation, and environmental investments needed to comply with state and federal laws and regulations.

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

•
2018 Electric Rate Case: In May 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $58 million, based on a 10.75 percent authorized return on equity. In October 2018, Consumers reduced its requested annual rate increase to $44 million. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. In January 2019, the MPSC approved a settlement agreement authorizing an annual rate decrease of $24 million, based on a 10.0 percent authorized return of equity. With the elimination of the $113 million TCJA credit to customer bills, the approved settlement agreement results in an $89 million increase in annual rates. In lieu of the investment recovery mechanism requested by Consumers, the settlement agreement provides for deferred accounting treatment for distribution-related capital investments exceeding certain amounts. Consumers also agreed to not file a new electric rate case prior to January 2020.

•
2017 Gas Rate Case: In October 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $178 million, based on a 10.5 percent authorized return on equity. In March 2018, Consumers reduced its requested revenue requirement to $145 million, before taking into consideration any impact of the TCJA. Consumers further reduced its requested revenue requirement to $83 million to reflect the impact of the TCJA, offset partially by an increase in the authorized return of equity to 10.75 percent to compensate for the anticipated negative effects of tax reform on Consumers’ cash flows from operating activities. In August 2018, the MPSC approved a settlement agreement authorizing an annual rate increase of $11 million, based on a 10.0 percent authorized return on equity. With the elimination of the $49 million TCJA credit to customer bills, the approved settlement agreement results in a $60 million increase in annual rates.

The MPSC also approved two rate adjustment mechanisms: a revenue decoupling mechanism and an investment recovery mechanism. The revenue decoupling mechanism will annually reconcile Consumers’ actual weather-normalized non‑fuel revenues with the revenues approved by the MPSC. The investment recovery mechanism will provide for an additional annual rate increase of $9 million beginning in July 2019 and another $10 million beginning in July 2020 for incremental investments that Consumers plans to make in those years, subject to reconciliation. The investment recovery surcharge will remain in effect until rates are reset in a subsequent general rate case.

•
2018 Gas Rate Case: In November 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $229 million, based on a 10.75 percent authorized return on equity. The filing also seeks approval of two rate adjustment mechanisms: a revenue decoupling mechanism and an investment recovery mechanism. The revenue decoupling mechanism would annually reconcile Consumers’ actual weather-normalized non-fuel revenues with the revenues approved by the MPSC. The investment recovery mechanism would provide for additional annual rate increases of $11 million beginning in October 2020 and another $11 million beginning in October 2021 for incremental investments that Consumers plans to make in those years, subject to reconciliation. These future investments are intended to help ensure adequate system capacity and deliverability. The MPSC previously approved an investment recovery mechanism in August 2018; that mechanism will remain in effect until rates are changed in this proceeding.

•
Tax Cuts and Jobs Act: The TCJA, which changed existing federal tax law and included numerous provisions that affect businesses, was signed into law in December 2017. In early 2018, the MPSC ordered Consumers to file various proceedings to determine the reduction in its electric and gas revenue requirements as a result of the reduction in the corporate income tax rate, and to implement bill credits to reflect that reduction until customer rates could be adjusted through Consumers’ general rate cases. Consumers filed, and the MPSC approved, such proceedings throughout 2018, resulting in credits to customer bills during 2018 to reflect reductions in Consumers’ electric and gas revenue requirements. Additionally, Consumers filed an application to address the December 31, 2017 remeasurement of its deferred income taxes and other base rate impacts of the TCJA on customers. For details on these proceedings, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters.

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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
Years Ended December 31	2018	2017	2016
Net Income Available to Common Stockholders	$657	$460	$551
Basic Earnings Per Average Common Share	$2.33	$1.64	$1.99
Diluted Earnings Per Average Common Share	$2.32	$1.64	$1.98

In Millions
Years Ended December 31	2018	2017	Change	2017	2016	Change
Electric utility	$535	$455	$80	$455	$458	$(3)
Gas utility	169	173	(4)	173	155	18
Enterprises	34	(27)	61	(27)	17	(44)
Corporate interest and other	(81)	(141)	60	(141)	(79)	(62)
Net Income Available to Common Stockholders	$657	$460	$197	$460	$551	$(91)

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2018 versus 2017:

In Millions
Year Ended December 31, 2017		$460
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$43
Gas sales	20
Electric rate increase	42
Gas rate increase	36
OPEB Plan changes	41
Deferred income tax adjustments due to the TCJA, primarily the absence of the 2017 adjustment[1]	32
Depreciation and amortization	(32)
Increased distribution, transmission, and customer operations expenses	(30)
Absence of state income tax benefit in 2017	(16)
Other, including absence of 2017 intercompany gain of $9 million	(60)	$76
Enterprises
Deferred income tax adjustments due to the TCJA, primarily the absence of the 2017 adjustment[1]	62
Reduction of corporate income tax rate due to the impacts of the TCJA	6
Higher expenses from legacy obligations, net	(4)
Lower earnings from operations and equity method investees	(3)	61
Corporate interest and other
Deferred income tax adjustments due to the TCJA, primarily the absence of the 2017 adjustment[1]	58
2017 Elimination of an intercompany gain on the donation of CMS Energy stock[2]	9
Lower fixed charges and administrative and other expenses	2
Lower tax benefit due to the impacts of the TCJA	(9)	60
Year Ended December 31, 2018		$657

[1]	See Note 14, Income Taxes.

[2]	Gain at segment is eliminated on CMS Energy’s consolidated statements of income.

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2016 versus 2017:

In Millions
Year Ended December 31, 2016		$551
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$(15)
Gas sales	14
Electric rate increase	50
Gas rate increase	16
State income tax benefit in 2017	15
Retirement of coal-fueled power plants in 2016	12
Voluntary separation program costs in 2016	7
Employee benefit costs	1
Depreciation and amortization	(42)
Deferred income tax adjustment due to the TCJA[1]	(34)
Donations	(8)
Other	(1)	$15
Enterprises
Deferred income tax adjustment due to the TCJA[1]	(57)
Higher prices for capacity and demand revenue from DIG	13	(44)
Corporate interest and other
Deferred income tax adjustment due to the TCJA[1]	(57)
Elimination of an intercompany gain on the donation of CMS Energy stock[2]	(9)
2016 Settlement with Michigan Department of Treasury	(5)
Higher earnings at EnerBank	3
Lower fixed charges and administrative and other expenses	6	(62)
Year Ended December 31, 2017		$460

[1]	See Note 14, Income Taxes.

[2]	Gain at segment is eliminated on CMS Energy’s consolidated statements of income.

Consumers Electric Utility Results of Operations
For the year ended December 31, 2018, Consumers electric utility’s net income available to common stockholders was $535 million. This compares with net income available to common stockholders of $455 million for the year ended December 31, 2017. In 2018, higher net income was due primarily to a rate increase and higher sales as a result of favorable weather. These increases were offset partially by higher maintenance and other operating expenses and higher depreciation on increased plant in service. Consumers incurred higher maintenance and other operating expenses due to the execution of additional work in 2018. Lower tax expense in 2018 resulting from the TCJA was offset fully by a reduction in revenue to reflect the pass-through of TCJA-related benefits to customers. Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for 2018 versus 2017:

In Millions
Year Ended December 31, 2017		$455
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including the impacts of the March 2018 order	$63
Higher sales due primarily to favorable weather in 2018	59
Higher energy waste reduction program revenues	33
Increase in other revenues	4	$159
Revenue reserve and lower rates related to the TCJA[2]		(143)
Maintenance and other operating expenses
Higher energy waste reduction program costs	(33)
Increased distribution, transmission, and customer operations expenses	(22)
Increase in generation operating expenses	(17)
Higher service restoration costs	(4)
Higher other maintenance and operating expenses	(4)	(80)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(28)
General taxes
Settlement of a property tax appeal related to the Campbell plant in 2018	9
Settlement of a property tax appeal related to the Zeeland plant in 2017	(10)
Higher property tax, reflecting higher capital spending	(3)
Higher other general taxes	(3)	(7)
Other income, net of expenses
Impact of OPEB Plan changes approved in November 2017	35
Lower donations	33
2017 Gain on the donation of CMS Energy stock[3]	(9)
Lower other income, net of expenses	(7)	52
Interest charges – Due primarily to higher average borrowings		(9)
Impacts of the TCJA on income taxes
Reduction of the corporate income tax rate	109
Deferred income tax adjustments, primarily the absence of the 2017 adjustment[4]	24	133
Other changes in income taxes
Lower electric utility pre-tax earnings	18
Research and development tax credits, net[4]	9
Absence of 2017 state income tax benefit[4]	(11)
Absence of 2017 tax benefit associated with deductible lobbying expenses	(6)
Higher other income taxes	(7)	3
Year Ended December 31, 2018		$535

[1]	Deliveries to end-use customers were 38.2 billion kWh in 2018 and 37.4 billion kWh in 2017.

[2]	See Note 3, Regulatory Matters.

[3]	Gain at segment is eliminated on CMS Energy’s consolidated statements of income.

[4]	See Note 14, Income Taxes.
For the year ended December 31, 2017, Consumers electric utility’s net income available to common stockholders was $455 million. This compares with net income available to common stockholders of $458 million for the year ended December 31, 2016. In 2017, rate increases were offset fully by lower sales due primarily to mild weather and higher depreciation on increased plant in service. In addition, reductions in state and other income taxes were offset primarily by the recognition of the impacts of the TCJA. Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for 2017 versus 2016:

In Millions
Year Ended December 31, 2016		$458
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including the impacts of the March 2017 order and the October 2017 self-implemented rate increase	$82
Higher energy waste reduction program revenues and financial incentives	23
Lower sales and other revenue, due primarily to mild weather in 2017	(50)	$55
Power supply costs and related revenue		3
Maintenance and other operating expenses
Higher service restoration costs following severe storms	(15)
Higher energy waste reduction program costs	(13)
Higher information technology and other operating and maintenance expenses	(11)
Higher demand response program costs	(6)
Absence of a 2016 Michigan use tax settlement benefit	(4)
Lower coal-fueled electric generating plant costs due to retirement of plants in 2016	19
Lower postretirement benefit costs	10
Lower meter reading expense, reflecting the implementation of smart meters	7
Absence of a 2016 voluntary separation program	6	(7)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(51)
General taxes
Settlement of property tax appeal related to the Zeeland plant in 2017	10
Higher property taxes, reflecting higher capital spending	(4)	6
Other income, net of expenses
Reduction in nonoperating retirement benefits credits	(15)
Higher donations	(10)
2017 Gain on the donation of CMS Energy stock[2]	9
Retirement benefit plan changes	6
Higher other income, net of expenses	6	(4)
Interest charges
Higher PSCR interest expense and other interest charges	(6)	(6)
Income taxes
Reduction in effective state income tax rate[3]	11
Lower non‑deductible donations	10
Lower electric utility earnings and other income taxes	5
Deferred income tax adjustment due to the TCJA[3]	(25)	1
Year Ended December 31, 2017		$455

[1]	Deliveries to end-use customers were 37.4 billion kWh in 2017 and 37.9 billion kWh in 2016.

[2]	Gain at segment is eliminated on CMS Energy’s consolidated statements of income.

[3]	See Note 14, Income Taxes.

Consumers Gas Utility Results of Operations
For the year ended December 31, 2018, Consumers gas utility’s net income available to common stockholders was $169 million. This compares with net income available to common stockholders of $173 million for the year ended December 31, 2017. In 2018, lower net income was due primarily to higher maintenance and other operating expenses and depreciation on increased plant in service. These decreases were offset partially by a rate increase and higher sales as a result of favorable weather. Consumers incurred higher maintenance and other operating expenses due to the execution of additional work in 2018. Lower tax expense in 2018 resulting from the TCJA was offset fully by a reduction in revenue to reflect the pass-through of TCJA-related benefits to customers. Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for 2018 versus 2017:

In Millions
Year Ended December 31, 2017		$173
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase, including the impacts of the September 2018 order	$53
Higher sales due primarily to favorable weather in 2018	31
Higher energy waste reduction program revenues	23
Decrease in other revenues	(2)	$105
Revenue reserve and lower rates related to the TCJA[2]		(66)
Maintenance and other operating expenses
Increased distribution, transmission, and customer operations expenses	(28)
Higher energy waste reduction program costs	(23)
Increased expenses related to pipeline integrity	(21)
Higher cost associated with leak repair and survey	(5)
Increased expense associated with the retirement of gas compressor stations	(3)
Higher other maintenance and operating expenses	(15)	(95)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(20)
General taxes
Higher property tax, reflecting higher capital spending		(11)
Other income, net of expenses
Impact of OPEB Plan changes approved in November 2017	27
Lower donations	6
2017 Gain on the donation of CMS Energy stock[3]	(5)
Lower other income, net of expenses	(2)	26
Interest charges		(6)
Impacts of the TCJA on income taxes
Reduction of the corporate income tax rate	36
Deferred income tax adjustments, primarily the absence of the 2017 adjustment[4]	8	44
Other changes in income taxes
Lower gas utility pre-tax earnings	25
Absence of a 2017 state income tax benefit	(3)
Higher other income taxes	(3)	19
Year Ended December 31, 2018		$169

[1]	Deliveries to end-use customers were 310 bcf in 2018 and 287 bcf in 2017.

[2]	See Note 3, Regulatory Matters.

[3]	Gain at segment is eliminated on CMS Energy’s consolidated statements of income.

[4]	See Note 14, Income Taxes.
For the year ended December 31, 2017, Consumers gas utility’s net income available to common stockholders was $173 million. This compares with net income available to common stockholders of $155 million for the year ended December 31, 2016. In 2017, higher net income was due primarily to increased sales resulting from higher deliveries and a rate increase. These increases were offset partially by the recognition of the impacts of the TCJA and higher depreciation on increased plant in service. Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for 2017 versus 2016:

In Millions
Year Ended December 31, 2016		$155
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$27
Higher sales due primarily to higher deliveries	20
Higher other revenues	6
Higher financial incentive associated with energy waste reduction program	3
Lower energy waste reduction program revenues	(5)	$51
Maintenance and other operating expenses
Lower postretirement benefit costs	8
Lower energy waste reduction program costs	5
Absence of a 2016 voluntary separation program	4
Lower other operating and maintenance expenses	4	21
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(18)
General taxes
Higher property tax, reflecting higher capital spending		(5)
Other income, net of expenses
Reduction in nonoperating retirement benefits credits	(11)
Higher donations	(3)
Higher other expenses	(3)
2017 Gain on the donation of CMS Energy stock[2]	5
Retirement benefit plan changes	4	(8)
Interest charges		(2)
Income taxes
Higher gas utility earnings	(15)
Deferred income tax adjustment due to the TCJA[3]	(9)
Higher other income taxes	(1)
Reduction in effective state income tax rate[3]	4	(21)
Year Ended December 31, 2017		$173

[1]	Deliveries to end-use customers were 287 bcf in 2017 and 282 bcf in 2016.

[2]	Gain at segment is eliminated on CMS Energy’s consolidated statements of income.

[3]	See Note 14, Income Taxes.

Enterprises Results of Operations
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for 2018 versus 2017:

In Millions
Year Ended December 31, 2017	$(27)
Reason for the change
Deferred income tax adjustments due to the TCJA, primarily the absence of the 2017 adjustment[1]	$62
Reduction of corporate income tax rate due to the impacts of the TCJA	6
Higher expenses from legacy obligations, net	(4)
Lower earnings from operations and equity method investees	(3)
Year Ended December 31, 2018	$34

[1]	See Note 14, Income Taxes.
Presented in the following table are the detailed changes to the enterprises segment’s net income available to common stockholders for 2017 versus 2016:

In Millions
Year Ended December 31, 2016	$17
Reason for the change
Deferred income tax adjustment due to the TCJA[1]	$(57)
Higher prices for capacity and demand revenue from DIG	13
Year Ended December 31, 2017	$(27)

[1]	See Note 14, Income Taxes.

Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for 2018 versus 2017:

In Millions
Year Ended December 31, 2017	$(141)
Reasons for the change
Deferred income tax adjustments due to the TCJA, primarily the absence of the 2017 adjustment[1]	$58
2017 Elimination of an intercompany gain on the donation of CMS Energy stock	9
Lower fixed charges and administrative and other expenses	2
Lower tax benefit due to the impacts of the TCJA	(9)
Year Ended December 31, 2018	$(81)

[1]	See Note 14, Income Taxes.
Presented in the following table are the detailed after-tax changes to corporate interest and other results for 2017 versus 2016:

In Millions
Year Ended December 31, 2016	$(79)
Reasons for the change
Deferred income tax adjustment due to the TCJA[1]	$(57)
Elimination of an intercompany gain on the donation of CMS Energy stock[2]	(9)
Absence of 2016 settlement with the Michigan Department of Treasury	(5)
Higher earnings at EnerBank	3
Lower fixed charges and administrative and other expenses	6
Year Ended December 31, 2017	$(141)

[1]	See Note 14, Income Taxes.

[2]	Eliminated on CMS Energy’s consolidated statements of income.

Cash Position, Investing, and Financing
At December 31, 2018, CMS Energy had $175 million of consolidated cash and cash equivalents, which included $22 million of restricted cash and cash equivalents. At December 31, 2018, Consumers had $56 million of consolidated cash and cash equivalents, which included $17 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for 2018 versus 2017:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2017	$1,705
Reasons for the change
Higher net income	$197
Non-cash transactions,[1] which included the impacts of the TCJA	(238)
Higher postretirement benefits contributions	(240)
Favorable impact of changes in core working capital,[2] due to the receipt of alternative minimum tax credit refunds, lower purchases of coal and gas, and higher collections from customers	114
Favorable impact of changes in other assets and liabilities, including higher collections from customers	165
Year Ended December 31, 2018	$1,703
Consumers
Year Ended December 31, 2017	$1,715
Reasons for the change
Higher net income	$73
Non-cash transactions,[1] which included the impacts of the TCJA	(37)
Higher postretirement benefits contributions	(234)
Favorable impact of changes in core working capital,[2] due to lower purchases of coal and gas and higher collections from customers	66
Unfavorable impact of changes in other assets and liabilities, due primarily to higher income tax payments to CMS Energy, offset partially by higher collections from customers	(134)
Year Ended December 31, 2018	$1,449

[1]	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, bad debt expense, and other non‑cash operating activities and reconciling adjustments.

[2]	Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Presented in the following table are specific components of net cash provided by operating activities for 2017 versus 2016:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2016	$1,629
Reasons for the change
Lower net income	$(91)
Non-cash transactions,[1] which included the impacts of the TCJA	252
Lower postretirement benefits contributions	96
Unfavorable impact of changes in core working capital,[2] largely due to gas purchased at higher prices, offset partially by higher collections from customers	(113)
Unfavorable impact of changes in other assets and liabilities, due primarily to increased spending on environmental remediation activities	(68)
Year Ended December 31, 2017	$1,705
Consumers
Year Ended December 31, 2016	$1,681
Reasons for the change
Higher net income	$16
Non-cash transactions,[1] which included the impacts of the TCJA	(25)
Lower postretirement benefits contributions	90
Unfavorable impact of changes in core working capital,[2] largely due to gas purchased at higher prices, offset partially by higher collections from customers	(129)
Favorable impact of changes in other assets and liabilities, due primarily to lower income tax payments to CMS Energy, offset partially by increased spending on environmental remediation activities	82
Year Ended December 31, 2017	$1,715

[1]	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, bad debt expense, and other non‑cash operating activities and reconciling adjustments.

[2]	Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for 2018 versus 2017:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2017	$(1,868)
Reasons for the change
Higher capital expenditures	$(409)
Changes in EnerBank notes receivable, reflecting growth in consumer lending	(169)
Purchase of notes receivable by EnerBank in 2018	(225)
Proceeds from DB SERP investments in 2018[1]	146
Proceeds from the sale of EnerBank notes receivable in 2017	(50)
Other investing activities, primarily higher costs to retire property	(31)
Year Ended December 31, 2018	$(2,606)
Consumers
Year Ended December 31, 2017	$(1,751)
Reasons for the change
Higher capital expenditures	$(190)
Other investing activities, primarily higher costs to retire property	(30)
Year Ended December 31, 2018	$(1,971)

[1]	See Note 7, Financial Instruments.
Presented in the following table are specific components of net cash used in investing activities for 2017 versus 2016:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2016	$(1,915)
Reasons for the change
Lower capital expenditures	$7
Changes in EnerBank notes receivable	(2)
Proceeds from the sale of EnerBank notes receivable in 2017	50
Other investing activities, primarily higher costs to retire property	(8)
Year Ended December 31, 2017	$(1,868)
Consumers
Year Ended December 31, 2016	$(1,768)
Reasons for the change
Lower capital expenditures	$24
Other investing activities, primarily higher costs to retire property	(7)
Year Ended December 31, 2017	$(1,751)

Financing Activities
Presented in the following table are specific components of net cash provided by (used in) financing activities for 2018 versus 2017:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2017	$110
Reasons for the change
Higher debt issuances	$1,134
Higher debt retirements	(890)
Changes in EnerBank certificates of deposit, reflecting higher borrowings	466
Lower repayments under Consumers’ commercial paper program	155
Lower issuances of common stock under the continuous equity offering program	(42)
Higher payments of dividends on common and preferred stock	(30)
Higher debt prepayment costs	(14)
Other financing activities, primarily higher debt issuance costs	(15)
Year Ended December 31, 2018	$874
Consumers
Year Ended December 31, 2017	$(51)
Reasons for the change
Higher debt issuances	$1,272
Higher debt retirements	(638)
Lower repayments under Consumers’ commercial paper program	155
Lower stockholder contribution from CMS Energy	(200)
Higher payments of dividends on common and preferred stock	(9)
Higher debt prepayment costs	(16)
Year Ended December 31, 2018	$513

Presented in the following table are specific components of net cash provided by (used in) financing activities for 2017 versus 2016:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2016	$255
Reasons for the change
Higher debt issuances	$584
Higher debt retirements	(252)
Changes in EnerBank certificates of deposit, reflecting lower borrowings	(53)
Higher repayments under Consumers’ commercial paper program	(377)
Higher issuances of common stock under the continuous equity offering program	11
Higher payments of dividends on common and preferred stock	(30)
Higher debt prepayment costs	(4)
Other financing activities	(24)
Year Ended December 31, 2017	$110
Consumers
Year Ended December 31, 2016	$168
Reasons for the change
Higher debt issuances	$388
Higher debt retirements	(357)
Higher repayments under Consumers’ commercial paper program	(377)
Higher stockholder contribution from CMS Energy	175
Higher payments of dividends on common and preferred stock	(23)
Higher debt prepayment costs	(4)
Other financing activities	(21)
Year Ended December 31, 2017	$(51)
Capital Resources and Liquidity
CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization—Dividend Restrictions. For the year ended December 31, 2018, Consumers paid $531 million in dividends on its common stock to CMS Energy.
As a result of a provision in the TCJA, CMS Energy is required to recover all alternative minimum tax credits over four years through offsets of regular tax and through cash refunds. CMS Energy expects to be able to offset regular tax through the use of federal net operating loss carryforwards and, accordingly, receive alternative minimum tax credit refunds through 2021. Another provision in the TCJA excludes rate-regulated utilities from 100 percent cost expensing of certain property. This provision will cause Consumers to make higher tax-sharing payments to CMS Energy, which in turn might permit CMS Energy to maintain lower levels of debt in order to invest in its businesses, pay dividends, and fund its general obligations. Consumers expects to have sufficient funding sources available to issue credits to customers for all impacts of the TCJA.
In August 2018, CMS Energy entered into an equity offering program under which it may sell, from time to time, shares of CMS Energy common stock having an aggregate sales price of up to $250 million. Under this program, CMS Energy may sell its common stock in privately negotiated “at the market” offerings, through forward sales transactions or otherwise. In November 2018, CMS Energy entered into forward equity sale contracts under this program. These contracts allow CMS Energy to either physically settle the contracts by issuing 2.8 million shares of its common stock at the then-applicable forward sale price specified by the agreements or net settle through the delivery or receipt of cash or shares. CMS Energy may settle the contracts at any time through May 2020, and presently intends to physically settle the contracts by delivering shares of its common stock. For more information on the forward sale contracts, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements— Note 5, Financings and Capitalization.
In December 2018, CMS Energy entered into a $300 million term loan credit agreement. CMS Energy drew the entire amount of the term loan in January 2019.
Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations. Accelerated pension funding in prior years and several initiatives to reduce costs have helped improve cash flows from operating activities. Consumers anticipates continued strong cash flows from operating activities for 2019 and beyond.
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
At December 31, 2018, CMS Energy had $519 million of its revolving credit facility available and Consumers had $843 million available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At December 31, 2018, $97 million of commercial paper notes were outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At December 31, 2018, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of December 31, 2018, as presented in the following table:

December 31, 2018
Credit Agreement, Indenture, or Facility	Limit		Actual
CMS Energy, parent only
Debt to EBITDA[1]	<	6.0 to 1.0	4.9 to 1.0
Debt to EBITDA[2]	<	6.25 to 1.0	4.7 to 1.0
Consumers
Debt to Capital[3]	<	0.65 to 1.0	0.49 to 1.0

[1]	Applies to CMS Energy’s $180 million term loan agreement.

[2]	Applies to CMS Energy’s $550 million revolving credit agreement and its $300 million term loan agreement.

[3]	Applies to Consumers’ $850 million and $250 million revolving credit agreements and its $35 million and $30 million reimbursement agreements.
Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities. CMS Energy’s and Consumers’ present level of cash and expected cash flows from operating activities, together with access to sources of liquidity, are anticipated to be sufficient to fund the companies’ contractual obligations for 2019 and beyond.

Contractual Obligations: Presented in the following table are CMS Energy’s and Consumers’ contractual obligations. The table excludes all amounts classified as current liabilities on CMS Energy’s and Consumers’ consolidated balance sheets, other than the current portion of long-term debt, capital leases, and financing obligation.

In Millions
	Payments Due
December 31, 2018	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
CMS Energy, including Consumers
Long-term debt	$11,683	$974	$1,317	$1,692	$7,700
Interest payments on long-term debt	8,134	428	784	683	6,239
Capital leases and financing obligation	91	23	39	13	16
Interest payments on capital leases and financing obligation	26	6	11	4	5
Operating leases	97	16	30	13	38
AROs	1,487	27	52	47	1,361
Deferred investment tax credit	99	4	9	8	78
Environmental liabilities	135	16	45	17	57
Purchase obligations
Total PPAs	9,930	1,049	2,094	1,382	5,405
Other[1]	2,341	1,276	568	254	243
Total contractual obligations	$34,023	$3,819	$4,949	$4,113	$21,142
Consumers
Long-term debt	$6,862	$26	$653	$1,022	$5,161
Interest payments on long-term debt	5,233	269	503	452	4,009
Capital leases and financing obligation	91	23	39	13	16
Interest payments on capital leases and financing obligation	26	6	11	4	5
Operating leases	85	14	27	12	32
AROs	1,472	26	52	47	1,347
Deferred investment tax credit	99	4	9	8	78
Environmental liabilities	77	12	37	9	19
Purchase obligations
PPAs
MCV PPA	3,880	330	607	554	2,389
Palisades PPA	1,280	378	788	114	—
Related-party PPAs[2]	692	85	171	173	263
Other PPAs	4,078	256	528	541	2,753
Total PPAs	9,930	1,049	2,094	1,382	5,405
Other[1]	2,075	1,237	521	227	90
Total contractual obligations	$25,950	$2,666	$3,946	$3,176	$16,162

[1]
Long-term contracts for the purchase of commodities and related services, and construction and service agreements. The commodities and related services include natural gas and coal and associated transportation.

[2]	Long-term PPAs from certain affiliates of CMS Enterprises.

CMS Energy and Consumers also have recognized non-current liabilities for which the timing of payments cannot be reasonably estimated. These items, which are excluded from the table above, include regulatory liabilities, deferred income taxes, workers’ compensation liabilities, accrued liabilities under renewable energy programs, and other liabilities. Retirement benefits are also excluded from the table above. For details related to benefit payments, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12, Retirement Benefits.
Off-Balance-Sheet Arrangements: CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $153 million at December 31, 2018. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments—Guarantees. For additional details on operating leases, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 10, Leases and Palisades Financing.
Capital Expenditures: Over the next five years, CMS Energy and Consumers expect to make substantial capital investments. CMS Energy and Consumers may revise their forecasts of capital expenditures periodically due to a number of factors, including environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital. Presented in the following table are CMS Energy’s and Consumers’ estimated capital expenditures, including lease commitments, for 2019 through 2023:

In Billions
	2019	2020	2021	2022	2023	Total
CMS Energy, including Consumers
Consumers	$2.2	$2.4	$2.2	$2.2	$2.2	$11.2
Enterprises	0.1	0.1	0.1	0.1	0.1	0.5
Total CMS Energy	$2.3	$2.5	$2.3	$2.3	$2.3	$11.7
Consumers
Electric utility operations	$1.2	$1.3	$1.3	$1.1	$1.2	$6.1
Gas utility operations	1.0	1.1	0.9	1.1	1.0	5.1
Total Consumers	$2.2	$2.4	$2.2	$2.2	$2.2	$11.2
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
In June 2018, Consumers filed an IRP with the MPSC detailing its long-term strategy for delivering reliable and affordable energy to its customers through the increased use of energy efficiency and customer demand management programs and additional renewable energy. The IRP supports Consumers’ clean energy breakthrough goal to reduce carbon emissions by 80 percent and to eliminate the use of coal to generate electricity by 2040.
Specifically, in its IRP filing, Consumers requests the MPSC’s approval of:

•	the retirement of two coal-fueled generating units, totaling 515 MW, in 2023

•	the retirement of two coal-fueled and two oil- and natural gas-fueled generating units, totaling 1,811 MW, in 2031

•	the retirement of its remaining coal-fueled generating unit, totaling 782 MW, in 2039
Consumers proposes replacing the capacity to be retired with:

•	demand response programs

•	increased energy efficiency

•	increased renewable energy generation

•	grid modernization tools

•	battery storage
The IRP proposes renewable energy levels beyond the standard set in the 2016 Energy Law, which raised the renewable energy standard from the present ten-percent requirement to 15 percent in 2021. Specifically, the IRP proposes renewable energy levels of 25 percent by 2025, over 35 percent by 2030, and over 40 percent by 2040, to be achieved mainly through the economic development of up to 6,000 MW of solar generation and 550 MW of wind generation.
The IRP filing also included plans for Consumers to purchase additional electricity from the T.E.S. Filer City plant following a proposed conversion of the plant to use natural gas as its primary fuel instead of coal and biomass. In conjunction with the proposal to convert the plant, T.E.S. Filer City and Consumers had agreed in May 2017 to amend their PPA such that Consumers would purchase the increased capacity and electricity generated by the converted facility for 15 years. The amendment to the PPA was contingent on certain approvals, including a finding by FERC that the converted plant would continue to be an existing qualifying facility under PURPA. In August 2018, FERC concluded that the converted plant would not continue to be an existing qualifying facility under PURPA. As a result, the amendment is no longer effective and the PPA will continue until 2025 under its original terms.
PURPA: PURPA requires Consumers to purchase power from qualifying cogeneration and small power production facilities at a price approved by the MPSC that is meant to represent Consumers’ “avoided cost” of generating power or purchasing power from another source. In November 2017, the MPSC issued an order establishing a new avoided-cost methodology for determining the price that Consumers must pay to purchase power under PURPA. Among other things, the MPSC’s order changes the basis of Consumers’ avoided cost from the cost of coal-fueled generating units to that of natural gas-fueled generating units. The MPSC order also assigns more capacity value to qualifying facilities that are consistently able to generate electricity during peak times. Although the costs Consumers incurs to purchase power from qualifying facilities are passed on to customers, the order could result in mandated purchases of generation, potentially at above-market prices, and reduce Consumers’ need for new owned generation. This in turn could have a material adverse effect on Consumers’ capital investment plan and the affordability of future customer rates.
In December 2017, Consumers filed a petition with the MPSC requesting corrections to the pricing calculations and capacity purchase model set in the order. Subsequently, the MPSC suspended the implementation of the order and reopened the proceeding. In February 2018, the MPSC issued an order limiting Consumers’ obligation to pay the full avoided capacity cost, which is based on the cost of a natural gas combustion turbine under the new avoided-cost formula, to existing qualifying facilities upon the expiration of outstanding contracts and to the first 150 MW of new generation projects that qualify under PURPA. In October 2018, the MPSC issued an order lifting the suspension on the November 2017 order and thereby making effective the avoided-cost formula set at that time; the use of the full avoided-cost formula is still limited to outstanding contracts that expire and the first 150 MW of new qualifying generation projects. All other qualifying generation projects that establish a legally enforceable obligation are eligible to receive a capacity payment equal to the MISO planning resource auction price and a designated energy price approved in the MPSC’s October order. The MPSC also ruled that the determination of Consumers’ future capacity needs shall take place in the IRP proceeding that Consumers filed in June 2018.
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
Consumers expects weather-normalized electric deliveries over the next five years to remain stable relative to 2018. This outlook reflects modest growth in electric demand offset by the effects of energy waste reduction programs and appliance efficiency standards. Actual delivery levels will depend on:

•	energy conservation measures and results of energy waste reduction programs

•	weather fluctuations

•	Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent, with certain exceptions, of Consumers’ weather-normalized retail sales of the preceding calendar year. At December 31, 2018, electric deliveries under the ROA program were at the ten-percent limit. Of Consumers’ 1.8 million electric customers, 287 customers, or 0.02 percent, purchased electric generation service under the ROA program.
The 2016 Energy Law established a path to ensure that forward capacity is secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. The new law also authorized the MPSC to ensure that alternative electric suppliers have procured enough capacity to cover their anticipated capacity requirements for the four-year forward period. In November 2017, the MPSC issued an order establishing a state reliability mechanism for Consumers. Under this mechanism, beginning June 1, 2018, if an alternative electric supplier does not demonstrate that it has procured its capacity requirements for the four-year forward period, its customers will pay a set charge to the utility for capacity that is not provided by the alternative electric supplier. For the MISO planning year beginning June 1, 2018, all alternative electric suppliers have demonstrated that they have procured their capacity requirements.
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
2018 Electric Rate Case: In May 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $58 million, based on a 10.75 percent authorized return on equity. In October 2018, Consumers reduced its requested annual rate increase to $44 million. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. In January 2019, the MPSC approved a settlement agreement authorizing an annual rate decrease of $24 million, based on a 10.0 percent authorized return of equity. With the elimination of the $113 million TCJA credit to customer bills, the approved settlement agreement results in an $89 million increase in annual rates. In lieu of the investment recovery mechanism requested by Consumers, the settlement agreement provides for deferred accounting treatment for distribution-related capital investments exceeding certain amounts. Consumers also agreed to not file a new electric rate case prior to January 2020.
PSCR Plan: Consumers submitted its 2019 PSCR plan to the MPSC in September 2018 and, in accordance with its proposed plan, self-implemented the 2019 PSCR charge beginning in January 2019.
Electric Environmental Outlook: Consumers’ operations are subject to various state and federal environmental laws and regulations. Consumers estimates that it will incur capital expenditures of $0.3 billion from 2019 through 2023 to continue to comply with RCRA, the Clean Water Act, the Clean Air Act, and numerous state and federal environmental regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters.
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
In 2012, the EPA published emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS. Under MATS, all of Consumers’ existing coal-fueled electric generating units were required to add additional controls for hazardous air pollutants. Consumers met the extended deadline of April 2016 for five coal-fueled units and two oil/gas-fueled units it continues to operate and retired its seven remaining coal-fueled units. MATS is presently being litigated, and the EPA recently proposed changes to the supporting analysis used to justify MATS, but did not propose any changes to the MATS regulations. Any changes resulting from that litigation or rulemaking are not expected to impact Consumers’ MATS compliance strategy because Consumers is still required to comply with the Michigan Mercury Rule, which has similar requirements to MATS. In addition, Consumers must comply with its settlement agreement with the EPA entered into in 2014 concerning opacity and NSR.
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
In December 2018, the EPA proposed a revised Section 111(b) regulation to replace the 2015 standard rule limiting carbon dioxide emissions from new electric generating units, citing limited availability and high costs of carbon capture and sequestration equipment as reasons to change the 2015 rule. The revised Section 111(b) regulation requires new coal-fueled generating units to meet a highly efficient steam cycle performance standard. Consumers does not expect this proposal to change its existing environmental strategy.
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
In August 2018, the EPA proposed the “Affordable Clean Energy” rule as a replacement for the EPA’s 2015 Clean Power Plan, which the U.S. Supreme Court stayed in 2016. This proposed rule requires individual states to evaluate fossil-fuel-fired power plants for heat-rate improvements that could be undertaken to increase overall plant efficiency. There is also a proposal to modify the Clean Air Act permitting requirements to promote these efficiency projects. Consumers does not expect that the Affordable Clean Energy rule will have an adverse impact on its environmental strategy.
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
CCRs: In 2015, the EPA published a final rule regulating CCRs, such as coal ash, under RCRA. The final rule adopts minimum standards for beneficially reusing and disposing of non‑hazardous CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information, including any groundwater protection standard exceedances. The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non‑CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. Consumers has aligned with state regulatory authorities on closure plans and has completed work to close some existing ash ponds and replace them with double-lined ash ponds or concrete infrastructure. Consumers will continue to develop additional work plans for submission to the MDEQ to ensure coordination between federal and state requirements.
Furthermore, Congress passed legislation in 2016 that allows participating states to develop permitting programs for CCRs under RCRA. In July 2018, the EPA published preliminary rulemaking which was intended to amend the 2015 final rule. The rulemaking did not change Consumers’ compliance strategy, but demonstrated the EPA’s willingness to allow states to incorporate flexibility into their permitting processes. However, in August 2018, the D.C. Circuit Court issued a decision in CCR litigation that, while also not impacting Consumers’ compliance strategy, could delay the EPA from amending the 2015 final rule. In December 2018, Michigan adopted a permitting program, which would still require the EPA’s authorization. The MDEQ is currently working on an application requesting such authorization for the Michigan permitting program.
Consumers may need to adjust its recorded ARO associated with coal ash disposal sites depending on the outcome of its submissions to the MDEQ and on a future RCRA permitting program under the MDEQ, if the EPA approves a state-level program. Consumers has historically been authorized to recover in electric rates costs related to coal ash disposal sites.
Water: The EPA’s rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act became effective in 2014. The rule is aimed at reducing alleged harmful impacts on fish and shellfish. In April 2018, Consumers submitted to the MDEQ for review and approval all required studies and recommended plans to comply with Section 316(b).
In 2015, the EPA released its final effluent limitation guidelines. These guidelines, which are presently being litigated, set stringent new requirements for the discharge from electric generating units into wastewater streams. In August 2017, the EPA announced that it will undertake a rulemaking to replace specific portions of the rule. In September 2017, the EPA proposed delaying the compliance start dates for two years, but maintained the compliance end dates. Rulemaking is expected to conclude in early 2019. Consumers does not expect any adverse changes to its environmental strategy as a result of any revisions to the rule.
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
In December 2018, the EPA and the U.S. Army Corps of Engineers released a proposed rule re-defining the term “waters of the United States” under the Clean Water Act. This rule is intended to clarify the scope of the EPA and the Corps’ jurisdiction under the Clean Water Act. In 2015, the EPA under President Obama approved a rule expanding the definition, particularly with respect to tributaries, adjacent waters, and wetlands. The EPA’s recently proposed rule narrows the definition of jurisdictional waters. Consumers is currently evaluating the proposed rule and does not expect any adverse changes to its environmental strategy as a result of this proposal.
The 2015 and 2018 rules change the scope of water and wetlands regulations; however, the EPA has delegated authority to manage the Michigan wetlands program to the MDEQ. As a result, regardless of the 2015 and 2018 rules’ ultimate outcome, Consumers will continue to operate under Michigan’s wetlands regulations, and under the applicable state and federal water jurisdictional regulations. Thus, Consumers does not expect any adverse changes to its environmental strategy as a result of these events.
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

Consumers Gas Utility Outlook and Uncertainties
Gas Deliveries: Consumers’ gas customer deliveries are seasonal. The peak demand for natural gas typically occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel. Consumers expects weather-normalized gas deliveries over the next five years to increase slightly, relative to 2018. This outlook reflects modest growth in gas demand offset partially by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this expectation due to:

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
Gas Rate Case: In November 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $229 million, based on a 10.75 percent authorized return on equity. The filing requests authority to recover new infrastructure investment and related costs that will allow Consumers to improve system safety, capacity, and deliverability. Presented in the following table are the components of the requested increase in revenue:

In Millions
Components of the requested rate increase
Investment in rate base	$136
Operating and maintenance costs	81
Cost of capital	29
Working capital	11
Gross margin	(28)
Total	$229
The filing also seeks approval of two rate adjustment mechanisms: a revenue decoupling mechanism and an investment recovery mechanism. The revenue decoupling mechanism would annually reconcile Consumers’ actual weather-normalized non-fuel revenues with the revenues approved by the MPSC. The investment recovery mechanism would provide for additional annual rate increases of $11 million beginning in October 2020 and another $11 million beginning in October 2021 for incremental investments that Consumers plans to make in those years, subject to reconciliation. These future investments are intended to help ensure adequate system capacity and deliverability. The MPSC previously approved an investment recovery mechanism in August 2018; that mechanism will remain in effect until rates are changed in this proceeding.
GCR Plan: Consumers submitted its 2019-2020 GCR plan to the MPSC in December 2018 and, in accordance with its proposed plan, expects to self-implement the 2019-2020 GCR charge beginning in April 2019.

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
Consumers Electric Utility and Gas Utility Outlook and Uncertainties
Energy Waste Reduction Plan: The 2016 Energy Law authorized incentives for demand response programs and expanded existing incentives for energy efficiency programs, referring to the combined initiatives as energy waste reduction programs. The 2016 Energy Law:

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
Under its energy waste reduction plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs.
Enterprises Outlook and Uncertainties
CMS Energy’s primary focus with respect to its enterprises businesses is to maximize the value of generating assets, its share of which represents 1,234 MW of capacity, and to pursue opportunities for the development of renewable generation projects.
In conjunction with a plan to convert its plant to use natural gas as its primary fuel instead of coal and biomass, T.E.S. Filer City and Consumers had agreed in May 2017 to amend their PPA such that Consumers would purchase the increased capacity and electricity generated by the converted facility for 15 years. The amendment to the PPA was contingent on certain approvals, including a finding by FERC that the converted plant would continue to be an existing qualifying facility under PURPA. In August 2018, FERC concluded that the converted plant would not continue to be an existing qualifying facility under PURPA. As a result, the amendment is no longer effective and the PPA will continue until 2025 under its original terms.

In June and August 2018, CMS Enterprises completed the development and construction of two solar generation projects totaling 24 MW in Delta Township, Michigan; energy produced by these projects is sold under 25‑year PPAs to the Lansing Board of Water and Light, a non‑affiliated utility.
In August 2018, CMS Enterprises purchased a 105-MW wind generation project in northwest Ohio, and the project became operational in September 2018. Renewable energy produced by the wind generation project has been committed to General Motors LLC, a non‑affiliated company, under a 15-year PPA.
The enterprises segment’s assets may be affected by environmental laws and regulations. The new ozone NAAQS will make it more difficult to construct or modify power plants in areas of the country that have not met the new ozone standard. In April 2018, the EPA designated certain areas of Michigan as not meeting the new standard with an August 2018 effective date. The enterprises segment’s independent power plant located in Dearborn, Michigan is in one such area and, as a result, would be subject to additional permitting restrictions in the event of any future modifications. For additional details regarding the new ozone NAAQS, see Consumers Electric Utility Outlook and Uncertainties-Electric Environmental Outlook.
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
Other Outlook and Uncertainties
EnerBank: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing primarily unsecured consumer installment loans for financing home improvements. EnerBank represented five percent of CMS Energy’s net assets at December 31, 2018, and six percent of CMS Energy’s net income available to common stockholders for the year ended December 31, 2018. The carrying value of EnerBank’s loan portfolio was $1.9 billion at December 31, 2018. Its loan portfolio was funded primarily by certificates of deposit of $1.8 billion. The 12-month rolling average net default rate on loans held by EnerBank was 1.2 percent at December 31, 2018. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of December 31, 2018.

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
Derivative Instruments: CMS Energy and Consumers account for certain contracts as derivative instruments. If a contract is a derivative and does not qualify for the normal purchases and sales exception, it is recorded on the consolidated balance sheets at its fair value. Each quarter, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract. CMS Energy and Consumers recognize unrealized gains and losses on derivatives in net income unless cash flow hedge accounting is applied to the transaction.
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
Pension and OPEB: CMS Energy and Consumers provide retirement pension benefits to certain employees under non‑contributory DB Pension Plans, and they provide postretirement health and life benefits to qualifying retired employees under an OPEB Plan.
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
In July 2018, CMS Energy and Consumers approved an amendment to the OPEB Plan to improve survivor benefits for certain Medicare-eligible retirees, effective January 1, 2019, resulting in a $26 million increase in the benefit obligation.

Presented in the following table are estimates of costs and cash contributions through 2021 for the DB Pension Plans and OPEB Plan. Actual future costs and contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.

In Millions
	DB Pension Plans		OPEB Plan
	Cost	Contribution	Credit[1]	Contribution
CMS Energy, including Consumers
2019	$26	$—	$(69)	$—
2020	42	—	(63)	—
2021	44	—	(64)	—
Consumers[2]
2019	$27	$—	$(64)	$—
2020	42	—	(58)	—
2021	44	—	(59)	—

[1]	As a result of the amendment made to the OPEB Plan in 2018, the estimate of OPEB Plan credits decreased by $4 million for 2019, 2020, and 2021.

[2]	Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.
Lowering the expected long-term rate of return on the assets of the DB Pension Plans by 25 basis points would increase estimated pension cost for 2019 by $5 million for both CMS Energy and Consumers. Lowering the PBO discount rates by 25 basis points would increase estimated pension cost for 2019 by $4 million for both CMS Energy and Consumers.
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
Unbilled Revenues: Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. For additional information on unbilled revenues, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 16, Revenue.
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
Presented in the following table is a sensitivity analysis of interest-rate risk (assuming an adverse change in market interest rates of ten percent):

In Millions
December 31	2018	2017
Fixed-rate financing—potential loss in fair value
CMS Energy, including Consumers	$465	$329
Consumers	330	213
The fair value losses in the above table could be realized only if CMS Energy and Consumers transferred all of their fixed-rate financing to other creditors. The annual earnings exposure related to variable-rate financing was immaterial for both CMS Energy and Consumers at December 31, 2018 and 2017, assuming an adverse change in market interest rates of ten percent.
Notes Receivable Risk: CMS Energy is exposed to interest-rate risk resulting from EnerBank’s fixed-rate installment loans. EnerBank provides these loans to homeowners to finance home improvements.
Presented in the following table is a sensitivity analysis of notes receivable (assuming an adverse change in market interest rates of ten percent):

In Millions
December 31	2018	2017
CMS Energy, including Consumers
Potential reduction in fair value
Notes receivable	$46	$32
The fair value losses for CMS Energy in the above table could be realized only if EnerBank sold its loans to other parties. For additional details on financial instruments, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7, Financial Instruments.

Item 8.    Financial Statements and Supplementary Data

CMS Energy Corporation
Consolidated Statements of Income

In Millions
Years Ended December 31	2018	2017	2016
Operating Revenue	$6,873	$6,583	$6,399

Operating Expenses
Fuel for electric generation	528	505	499
Purchased and interchange power	1,613	1,503	1,508
Purchased power – related parties	81	86	86
Cost of gas sold	836	750	710
Maintenance and other operating expenses	1,417	1,236	1,248
Depreciation and amortization	933	881	811
General taxes	303	284	281
Total operating expenses	5,711	5,245	5,143

Operating Income	1,162	1,338	1,256

Other Income (Expense)
Interest income	11	12	6
Allowance for equity funds used during construction	6	5	12
Income from equity method investees	9	15	13
Nonoperating retirement benefits, net	90	24	41
Other income	2	6	8
Other expense	(48)	(76)	(75)
Total other income (expense)	70	(14)	5

Interest Charges
Interest on long-term debt	412	406	411
Other interest expense	49	34	29
Allowance for borrowed funds used during construction	(3)	(2)	(5)
Total interest charges	458	438	435

Income Before Income Taxes	774	886	826
Income Tax Expense	115	424	273

Net Income	659	462	553
Income Attributable to Noncontrolling Interests	2	2	2

Net Income Available to Common Stockholders	$657	$460	$551

Basic Earnings Per Average Common Share	$2.33	$1.64	$1.99
Diluted Earnings Per Average Common Share	$2.32	$1.64	$1.98
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2018	2017	2016
Net Income	$659	$462	$553

Retirement Benefits Liability
Net loss arising during the period, net of tax of $(1), $(4), and $(5)	(4)	(5)	(8)
Prior service credit adjustment, net of tax of $-, $3, and $-	(1)	4	—
Amortization of net actuarial loss, net of tax of $1, $1, and $-	4	2	2
Amortization of prior service credit, net of tax of $(1), $-, and $-	(1)	(1)	(1)

Investments
Unrealized gain on investments, net of tax of $- for all periods	—	—	1
Other-than-temporary impairment included in net income, net of tax of $-, $-, and $2	—	—	3

Derivatives
Unrealized loss on derivative instruments, net of tax of $- for all periods	(2)	—	—

Other Comprehensive Loss	(2)	—	(3)

Comprehensive Income	657	462	550

Comprehensive Income Attributable to Noncontrolling Interests	2	2	2

Comprehensive Income Attributable to CMS Energy	$655	$460	$548
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2018	2017	2016
Cash Flows from Operating Activities
Net income	$659	$462	$553
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	933	881	811
Deferred income taxes and investment tax credit	182	417	264
Bad debt expense	54	49	50
Other non-cash operating activities and reconciling adjustments	22	82	52
Postretirement benefits contributions	(252)	(12)	(108)
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	15	(66)	(155)
Inventories	14	(46)	146
Accounts payable and accrued rate refunds	22	49	59
Other current and non-current assets and liabilities	54	(111)	(43)
Net cash provided by operating activities	1,703	1,705	1,629

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(2,074)	(1,665)	(1,672)
Increase in EnerBank notes receivable	(307)	(138)	(136)
Purchase of notes receivable by EnerBank	(225)	—	—
Proceeds from DB SERP investments	146	—	—
Proceeds from the sale of EnerBank notes receivable	—	50	—
Cost to retire property and other investing activities	(146)	(115)	(107)
Net cash used in investing activities	(2,606)	(1,868)	(1,915)

Cash Flows from Financing Activities
Proceeds from issuance of debt	2,767	1,633	1,049
Retirement of debt	(1,870)	(980)	(728)
Increase in EnerBank certificates of deposit	513	47	100
Increase (decrease) in notes payable	(73)	(228)	149
Issuance of common stock	41	83	72
Payment of dividends on common and preferred stock	(407)	(377)	(347)
Debt prepayment costs	(36)	(22)	(18)
Payment of capital lease obligations and other financing costs	(61)	(46)	(22)
Net cash provided by financing activities	874	110	255

Net Decrease in Cash and Cash Equivalents, Including Restricted Amounts	(29)	(53)	(31)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	204	257	288

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$175	$204	$257

In Millions
Years Ended December 31	2018	2017	2016
Other cash flow activities and non-cash investing and financing activities

Cash transactions
Interest paid (net of amounts capitalized)	$458	$418	$427
Income taxes paid (refunds received), net	(123)	5	32

Non-cash transactions
Capital expenditures not paid	158	172	138
Note receivable recorded for future refund of use taxes paid and capitalized	—	—	29
Other assets placed under capital lease	—	3	13
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets

ASSETS
In Millions
December 31	2018	2017
Current Assets
Cash and cash equivalents	$153	$182
Restricted cash and cash equivalents	21	17
Accounts receivable and accrued revenue, less allowances of $20 in both periods	964	1,032
Notes receivable, less allowances of $24 in 2018 and $20 in 2017	233	198
Notes receivable held for sale	—	2
Accounts receivable – related parties	14	12
Accrued gas revenue	16	—
Inventories at average cost
Gas in underground storage	450	458
Materials and supplies	143	133
Generating plant fuel stock	57	81
Deferred property taxes	279	257
Regulatory assets	37	20
Prepayments and other current assets	101	83
Total current assets	2,468	2,475

Plant, Property, and Equipment
Plant, property, and equipment, gross	24,400	22,506
Less accumulated depreciation and amortization	7,037	6,510
Plant, property, and equipment, net	17,363	15,996
Construction work in progress	763	765
Total plant, property, and equipment	18,126	16,761

Other Non-current Assets
Regulatory assets	1,743	1,764
Accounts and notes receivable	1,645	1,187
Investments	69	64
Other	478	799
Total other non-current assets	3,935	3,814

Total Assets	$24,529	$23,050

LIABILITIES AND EQUITY
In Millions
December 31	2018	2017
Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$996	$1,103
Notes payable	97	170
Accounts payable	723	725
Accounts payable – related parties	10	15
Accrued rate refunds	4	33
Accrued interest	94	103
Accrued taxes	398	360
Regulatory liabilities	155	80
Other current liabilities	147	195
Total current liabilities	2,624	2,784

Non-current Liabilities
Long-term debt	10,615	9,123
Non-current portion of capital leases and financing obligation	69	91
Regulatory liabilities	3,681	3,715
Postretirement benefits	436	766
Asset retirement obligations	432	430
Deferred investment tax credit	99	87
Deferred income taxes	1,487	1,269
Other non-current liabilities	294	307
Total non-current liabilities	17,113	15,788

Commitments and Contingencies (Notes 3 and 4)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 283.4 shares in 2018 and 281.6 shares in 2017	3	3
Other paid-in capital	5,088	5,019
Accumulated other comprehensive loss	(65)	(50)
Accumulated deficit	(271)	(531)
Total common stockholders’ equity	4,755	4,441
Noncontrolling interests	37	37
Total equity	4,792	4,478

Total Liabilities and Equity	$24,529	$23,050
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity

In Millions, Except Number of Shares in Thousands and Per Share Amounts
	Number of Shares
Years Ended December 31	2018	2017	2016	2018	2017	2016
Total Equity at Beginning of Period				$4,478	$4,290	$3,975

Common Stock
At beginning and end of period				3	3	3

Other Paid-in Capital
At beginning of period	281,647	279,206	277,163	5,019	4,916	4,837
Common stock issued	1,554	2,492	2,580	59	102	90
Common stock repurchased	(224)	(317)	(292)	(10)	(14)	(11)
Common stock reissued	423	360	—	20	15	—
Common stock reacquired	(26)	(94)	(245)	—	—	—
At end of period	283,374	281,647	279,206	5,088	5,019	4,916

Accumulated Other Comprehensive Loss
At beginning of period				(50)	(50)	(47)
Retirement benefits liability
At beginning of period				(50)	(50)	(43)
Cumulative effect of change in accounting principle				(11)	—	—
Net loss arising during the period				(4)	(5)	(8)
Prior service credit adjustment				(1)	4	—
Amortization of net actuarial loss				4	2	2
Amortization of prior service credit				(1)	(1)	(1)
At end of period				(63)	(50)	(50)
Investments
At beginning of period				—	—	(4)
Unrealized gain on investments				—	—	1
Other-than-temporary impairment included in net income				—	—	3
At end of period				—	—	—
Derivative instruments
At beginning of period				—	—	—
Unrealized loss on derivative instruments				(2)	—	—
At end of period				(2)	—	—
At end of period				(65)	(50)	(50)

In Millions, Except Number of Shares in Thousands and Per Share Amounts
Number of Shares
Years Ended December 31	2018	2017	2016	2018	2017	2016
Accumulated Deficit
At beginning of period				(531)	(616)	(855)
Cumulative effect of change in accounting principle				8	—	33
Net income attributable to CMS Energy				657	460	551
Dividends declared on common stock				(405)	(375)	(345)
At end of period				(271)	(531)	(616)

Noncontrolling Interests
At beginning of period				37	37	37
Income attributable to noncontrolling interests				2	2	2
Distributions and other changes in noncontrolling interests				(2)	(2)	(2)
At end of period				37	37	37

Total Equity at End of Period				$4,792	$4,478	$4,290

Dividends declared per common share				$1.43	$1.33	$1.24
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income

In Millions
Years Ended December 31	2018	2017	2016
Operating Revenue	$6,464	$6,222	$6,064

Operating Expenses
Fuel for electric generation	407	398	393
Purchased and interchange power	1,587	1,491	1,486
Purchased power – related parties	83	90	88
Cost of gas sold	819	730	693
Maintenance and other operating expenses	1,287	1,113	1,127
Depreciation and amortization	921	872	803
General taxes	295	276	277
Total operating expenses	5,399	4,970	4,867

Operating Income	1,065	1,252	1,197

Other Income (Expense)
Interest income	8	9	4
Interest and dividend income – related parties	2	1	1
Allowance for equity funds used during construction	6	5	12
Nonoperating retirement benefits, net	83	21	37
Other income	2	17	8
Other expense	(30)	(58)	(55)
Total other income (expense)	71	(5)	7

Interest Charges
Interest on long-term debt	276	263	261
Other interest expense	16	15	12
Allowance for borrowed funds used during construction	(3)	(2)	(5)
Total interest charges	289	276	268

Income Before Income Taxes	847	971	936
Income Tax Expense	142	339	320

Net Income	705	632	616
Preferred Stock Dividends	2	2	2

Net Income Available to Common Stockholder	$703	$630	$614
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2018	2017	2016
Net Income	$705	$632	$616

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $2, $(1), and $(1)	6	(4)	(3)
Amortization of net actuarial loss, net of tax of $- for all periods	2	1	1

Investments
Unrealized gain (loss) on investments, net of tax of $-, $1, and $2	(1)	3	3
Reclassification adjustments included in net income, net of tax of $-, $(6), and $-	1	(9)	—
Other-than-temporary impairment included in net income, net of tax of $-, $-, and $2	—	—	2

Other Comprehensive Income (Loss)	8	(9)	3

Comprehensive Income	$713	$623	$619
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2018	2017	2016
Cash Flows from Operating Activities
Net income	$705	$632	$616
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	921	872	803
Deferred income taxes and investment tax credit	123	163	289
Bad debt expense	29	29	31
Other non-cash operating activities and reconciling adjustments	13	59	25
Postretirement benefits contributions	(242)	(8)	(98)
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(26)	(63)	(138)
Inventories	15	(45)	145
Accounts payable and accrued rate refunds	12	43	57
Other current and non-current assets and liabilities	(101)	33	(49)
Net cash provided by operating activities	1,449	1,715	1,681

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,822)	(1,632)	(1,656)
Proceeds from DB SERP investments	106	—	—
DB SERP investment in note receivable – related party	(106)	—	—
Cost to retire property and other investing activities	(149)	(119)	(112)
Net cash used in investing activities	(1,971)	(1,751)	(1,768)

Cash Flows from Financing Activities
Proceeds from issuance of debt	2,106	834	446
Retirement of debt	(1,193)	(555)	(198)
Increase (decrease) in notes payable	(73)	(228)	149
Stockholder contribution	250	450	275
Payment of dividends on common and preferred stock	(533)	(524)	(501)
Debt prepayment costs	(20)	(4)	—
Payment of capital lease obligations and other financing costs	(24)	(24)	(3)
Net cash provided by (used in) financing activities	513	(51)	168

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(9)	(87)	81
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	65	152	71

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$56	$65	$152

In Millions
Years Ended December 31	2018	2017	2016
Other cash flow activities and non-cash investing and financing activities

Cash transactions
Interest paid (net of amounts capitalized)	$287	$266	$256
Income taxes paid (refunds received), net	156	(1)	50

Non-cash transactions
Capital expenditures not paid	143	160	127
Note receivable recorded for future refund of use taxes paid and capitalized	—	—	29
Other assets placed under capital lease	—	3	13
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets

ASSETS
In Millions
December 31	2018	2017
Current Assets
Cash and cash equivalents	$39	$44
Restricted cash and cash equivalents	17	17
Accounts receivable and accrued revenue, less allowances of $20 in both periods	855	885
Notes receivable	—	17
Accounts and notes receivable – related parties	15	2
Accrued gas revenue	16	—
Inventories at average cost
Gas in underground storage	450	458
Materials and supplies	137	128
Generating plant fuel stock	52	76
Deferred property taxes	279	257
Regulatory assets	37	20
Prepayments and other current assets	83	71
Total current assets	1,980	1,975

Plant, Property, and Equipment
Plant, property, and equipment, gross	23,963	22,318
Less accumulated depreciation and amortization	6,958	6,441
Plant, property, and equipment, net	17,005	15,877
Construction work in progress	756	753
Total plant, property, and equipment	17,761	16,630

Other Non-current Assets
Regulatory assets	1,743	1,764
Accounts receivable	27	22
Accounts and notes receivable – related parties	104	—
Other	410	708
Total other non-current assets	2,284	2,494

Total Assets	$22,025	$21,099

LIABILITIES AND EQUITY
In Millions
December 31	2018	2017
Current Liabilities
Current portion of long-term debt, capital leases, and financing obligation	$48	$365
Notes payable	97	170
Accounts payable	685	701
Accounts payable – related parties	14	19
Accrued rate refunds	4	33
Accrued interest	59	67
Accrued taxes	436	542
Regulatory liabilities	155	80
Other current liabilities	120	159
Total current liabilities	1,618	2,136

Non-current Liabilities
Long-term debt	6,779	5,561
Non-current portion of capital leases and financing obligation	69	91
Regulatory liabilities	3,681	3,715
Postretirement benefits	392	711
Asset retirement obligations	428	429
Deferred investment tax credit	99	87
Deferred income taxes	1,809	1,640
Other non-current liabilities	230	241
Total non-current liabilities	13,487	12,475

Commitments and Contingencies (Notes 3 and 4)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	4,699	4,449
Accumulated other comprehensive loss	(21)	(12)
Retained earnings	1,364	1,173
Total common stockholder’s equity	6,883	6,451
Cumulative preferred stock, $4.50 series	37	37
Total equity	6,920	6,488

Total Liabilities and Equity	$22,025	$21,099
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity

In Millions
Years Ended December 31	2018	2017	2016
Total Equity at Beginning of Period	$6,488	$5,939	$5,546

Common Stock
At beginning and end of period	841	841	841

Other Paid-in Capital
At beginning of period	4,449	3,999	3,724
Stockholder contribution	250	450	275
At end of period	4,699	4,449	3,999

Accumulated Other Comprehensive Loss
At beginning of period	(12)	(3)	(6)
Retirement benefits liability
At beginning of period	(24)	(21)	(19)
Cumulative effect of change in accounting principle	(5)	—	—
Net gain (loss) arising during the period	6	(4)	(3)
Amortization of net actuarial loss	2	1	1
At end of period	(21)	(24)	(21)
Investments
At beginning of period	12	18	13
Cumulative effect of change in accounting principle	(12)	—	—
Unrealized gain (loss) on investments	(1)	3	3
Reclassification adjustments included in net income	1	(9)	—
Other-than-temporary impairment included in net income	—	—	2
At end of period	—	12	18
At end of period	(21)	(12)	(3)

Retained Earnings
At beginning of period	1,173	1,065	950
Cumulative effect of change in accounting principle	19	—	—
Net income	705	632	616
Dividends declared on common stock	(531)	(522)	(499)
Dividends declared on preferred stock	(2)	(2)	(2)
At end of period	1,364	1,173	1,065

Cumulative Preferred Stock
At beginning and end of period	37	37	37

Total Equity at End of Period	$6,920	$6,488	$5,939
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
Debt Issuance Costs, Discounts, Premiums, and Refinancing Costs: Upon the issuance of long-term debt, CMS Energy and Consumers defer issuance costs, discounts, and premiums and amortize those amounts over the terms of the associated debt. Debt issuance costs are presented as a direct deduction from the carrying amount of long-term debt on the balance sheet. Upon the refinancing of long-term debt, Consumers, as a regulated entity, defers any remaining unamortized issuance costs, discounts, and premiums associated with the refinanced debt and amortizes those amounts over the term of the newly issued debt. For the non‑regulated portions of CMS Energy’s business, any remaining unamortized issuance costs, discounts, and premiums associated with extinguished debt are charged to earnings.
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
Additionally, CMS Energy uses interest rate swaps to manage its interest rate risk on certain long-term debt transactions.
CMS Energy and Consumers record derivative contracts that do not qualify for the normal purchases and sales exception at fair value on their consolidated balance sheets. Each reporting period, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract. At Consumers, changes in fair value are deferred as regulatory assets or liabilities. At CMS Energy, the changes are reported in earnings or, if the derivative qualifies for cash flow hedge accounting, in AOCI. For details regarding CMS Energy’s and Consumers’ derivative instruments recorded at fair value, see Note 6, Fair Value Measurements.
EPS: CMS Energy calculates basic and diluted EPS using the weighted-average number of shares of common stock and dilutive potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted EPS, includes the effects of nonvested stock awards and forward equity sales. CMS Energy computes the effect on potential common stock using the treasury stock method. Diluted EPS excludes the impact of antidilutive securities, which are those securities resulting in an increase in EPS or a decrease in loss per share. For EPS computations, see Note 15, Earnings Per Share—CMS Energy.
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
Investment Tax Credits: Consumers amortizes its investment tax credits over the life of the related property in accordance with regulatory treatment. CMS Energy’s non‑regulated businesses use the deferral method of accounting for investment tax credits. In 2018, CMS Enterprises qualified for $13 million of investment tax credits from placing solar generation projects in service. Under the deferral method, the book basis of the associated assets is reduced by the amount of the credit, resulting in lower depreciation expense over the life of the assets. Furthermore, the tax basis of the assets is reduced by 50 percent of the related credit, resulting in a net deferred tax asset. CMS Energy recognizes the tax benefit of this basis difference as a reduction to income tax expense in the year in which the plant reaches commercial operation.

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
Other: For additional accounting policies, see:

•	Note 8, Notes Receivable

•	Note 9, Plant, Property, and Equipment

•	Note 11, Asset Retirement Obligations

•	Note 12, Retirement Benefits

•	Note 14, Income Taxes

•	Note 15, Earnings Per Share—CMS Energy

•	Note 16, Revenue

•	Note 18, Cash and Cash Equivalents
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
The implementation of this standard did not have a material impact on CMS Energy’s or Consumers’ consolidated net income, cash flows, or financial position. CMS Energy and Consumers did not identify any significant changes to their revenue recognition practices that were required by the new guidance, but in accordance with the standard, they have provided additional disclosures about their revenues in Note 16, Revenue.
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
The implementation of the standard had no impact on CMS Energy’s consolidated financial statements. In accordance with the standard, as of January 1, 2018, Consumers removed a $19 million unrealized gain and the associated deferred taxes on its investment in CMS Energy common stock from AOCI and recorded the gain in retained earnings. In January 2018, Consumers transferred substantially all of its shares in CMS Energy common stock to a related charitable foundation and, in accordance with this standard, recognized all unrealized gains and losses on its remaining shares in net income for the year ended December 31, 2018. The accounting treatment for this investment is reflected in Consumers’ consolidated financial statements only, and had no impact on CMS Energy’s consolidated financial statements. For further details on CMS Energy’s and Consumers’ investments in debt and equity securities, see Note 7, Financial Instruments.
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: This standard addresses the income tax effects stranded in AOCI as a result of the TCJA. Existing GAAP requires that the remeasurement of deferred tax assets and liabilities resulting from a change in tax laws or rates be presented in net income from continuing operations, even if the deferred taxes were associated with items that were originally recognized in AOCI. As a result, upon recognizing the effects of the TCJA, the tax effects of items in AOCI (referred to as stranded tax effects) no longer reflected the current income tax rate. To address this matter, this standard permits companies to reclassify to retained earnings the stranded tax effects of the TCJA. The standard is effective on January 1, 2019 for CMS Energy and Consumers, but early adoption is permitted. The new guidance is to be applied either in the period of adoption or retrospectively to each prior period in which the effect of the TCJA was recognized. CMS Energy and Consumers elected to adopt this standard early. Accordingly, as of January 1, 2018, CMS Energy reclassified $11 million of stranded tax effects from AOCI to retained earnings, which included $5 million reclassified at Consumers. At December 31, 2018, CMS Energy and Consumers did not have any material stranded tax effects remaining in AOCI.

New Accounting Standards Not Yet Effective
ASU 2016-02, Leases: This standard establishes a new accounting model for leases. The standard requires entities to recognize lease assets and liabilities on the balance sheet for all leases with a term of more than one year, including operating leases, which are not recorded on the balance sheet under existing standards. The new guidance also amends the definition of a lease to require that a lessee control the use of a specified asset, and not simply control or take the output of the asset. On the statement of income, leases that meet existing capital lease criteria will generally be accounted for under a financing model, while operating leases will generally be accounted for under a straight-line expense model. The standard is effective on January 1, 2019 for CMS Energy and Consumers, but early adoption is permitted.
CMS Energy and Consumers did not adopt the standard early and will elect certain practical expedients permitted by the standard, under which they will not be required to perform lease assessments or reassessments for agreements existing on the effective date. They also will elect a transition method under which they will initially apply the standard on January 1, 2019, without adjusting amounts presented for prior periods. Under this method, the cumulative effect of applying the standard must be recorded as an adjustment to beginning retained earnings. Under the standard, CMS Energy and Consumers will recognize additional lease assets and liabilities on their consolidated balance sheets as of January 1, 2019 for their operating leases. CMS Energy and Consumers are finalizing their implementation of the standard and do not expect it to have a material impact on their consolidated net income or cash flows. See Note 10, Leases and Palisades Financing, for more information on CMS Energy’s and Consumers’ operating lease obligations.
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
Regulatory Assets and Liabilities
Consumers is subject to the actions of the MPSC and FERC and therefore prepares its consolidated financial statements in accordance with the provisions of regulatory accounting. A utility must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services. Under regulatory accounting, Consumers records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by non‑regulated businesses.
Presented in the following table are the regulatory assets and liabilities on Consumers’ consolidated balance sheets:

In Millions
December 31	End of Recovery or Refund Period	2018	2017
Regulatory assets
Current
Energy waste reduction plan incentive[1]	2019	$32	$18
Other	2019	5	2
Total current regulatory assets		$37	$20
Non-current
Postretirement benefits[2]	various	$1,028	$1,028
Securitized costs[3]	2029	273	298
ARO[4]	various	175	161
MGP sites[4]	various	133	142
Unamortized loss on reacquired debt[4]	various	68	53
Energy waste reduction plan incentive[1]	2020	34	31
Energy waste reduction plan[4]	various	26	39
Gas storage inventory adjustments[4]	various	4	10
Other	various	2	2
Total non-current regulatory assets		$1,743	$1,764
Total regulatory assets		$1,780	$1,784
Regulatory liabilities
Current
TCJA reserve for refund	2019	$98	$—
Reserve for customer refunds	2019	36	25
Income taxes, net	2019	18	52
Other	2019	3	3
Total current regulatory liabilities		$155	$80
Non-current
Cost of removal	various	$1,966	$1,844
Income taxes, net	various	1,537	1,564
Renewable energy grant	2043	54	56
Renewable energy plan	2028	42	56
ARO	various	38	50
TCJA reserve for refund	various	35	—
Postretirement benefits	various	—	135
Other	various	9	10
Total non-current regulatory liabilities		$3,681	$3,715
Total regulatory liabilities		$3,836	$3,795

[1]
These regulatory assets have arisen from an alternative revenue program and are not associated with incurred costs or capital investments. Therefore, the MPSC has provided for recovery without a return.

[2]	This regulatory asset is offset partially by liabilities. The net amount is included in rate base, thereby providing a return.

[3]	The MPSC has authorized a specific return on this regulatory asset.

[4]	These regulatory assets represent incurred costs for which the MPSC has provided, or Consumers expects, recovery without a return on investment.
Regulatory Assets
Energy Waste Reduction Plan Incentive: In December 2018, the MPSC approved a settlement agreement authorizing Consumers to collect $31 million during 2019 as an incentive for exceeding its statutory savings targets in 2017. Consumers recognized incentive revenue under this program of $31 million in 2017.
Consumers also exceeded its statutory savings targets in 2018, achieved certain other goals, and will request the MPSC’s approval to collect $34 million, the maximum performance incentive, in the energy waste reduction reconciliation to be filed in 2019. Consumers recognized incentive revenue under this program of $34 million in 2018.
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
Securitized Costs: In 2013, the MPSC issued a securitization financing order authorizing Consumers to issue securitization bonds in order to finance the recovery of the remaining book value of seven smaller coal-fueled electric generating units that Consumers retired in 2016 and three smaller natural gas-fueled electric generating units that Consumers retired in 2015. Upon receipt of the MPSC’s order, Consumers removed the book value of the ten units from plant, property, and equipment and recorded this amount as a regulatory asset. Consumers is amortizing the regulatory asset over the life of the related securitization bonds, which it issued through a subsidiary in 2014. For additional details regarding the securitization bonds, see Note 5, Financings and Capitalization.
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
Regulatory Liabilities
TCJA Reserve for Refund: In February 2018, the MPSC ordered Consumers to file various proceedings to determine the reduction in its electric and gas revenue requirements as a result of the TCJA. For further information on the various TCJA proceedings, see the Consumers Electric Utility and Gas Utility—Tax Cuts and Jobs Act section below.
Reserve for Customer Refunds: The 2016 Energy Law eliminated utilities’ self-implementation of rates under general rate cases, but provided for more timely processing of general rate cases. Consumers filed an electric rate case in March 2017, prior to the effective date of that law, and as result was allowed to self-implement new energy rates in October 2017, subject to refund with interest and potential penalties. Consumers recognized revenue associated with self-implemented rates, but recorded a provision for revenue subject to refund because it considered it probable that it would be required to refund a portion of its self-implemented rates.
Income Taxes, Net: Consumers records regulatory assets and liabilities to reflect the difference between deferred income taxes recognized for financial reporting purposes and amounts previously reflected in Consumers’ rates. This net balance will decrease over the remaining life of the related temporary differences and flow through current income tax benefit. For additional details on deferred income taxes, see Note 14, Income Taxes.
At December 31, 2017, Consumers measured its deferred tax assets and liabilities using the 21 percent federal tax rate enacted in the TCJA. Due to the lower corporate tax rate, Consumers reduced its net deferred tax liabilities associated with its utility book-tax temporary differences by $1.6 billion and recorded an offsetting regulatory liability. For further information on Consumers’ proposal to return this to customers, see the Consumers Electric Utility and Gas Utility—Tax Cuts and Jobs Act section below.
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
Consumers Electric Utility and Gas Utility
Tax Cuts and Jobs Act: The TCJA, which changed existing federal tax law and included numerous provisions that affect businesses, was signed into law in December 2017. In February 2018, the MPSC ordered Consumers to file various proceedings to determine the reduction in its electric and gas revenue requirements as a result of the TCJA. The MPSC also ordered Consumers to implement bill credits to reflect that reduction until customer rates are adjusted through Consumers’ general rate cases. Consumers filed the first of these proceedings in March 2018, requesting a $49 million reduction in its annual gas revenue requirement. The MPSC approved this reduction in June 2018, with credits to customer bills beginning in July 2018; this credit ended with the settlement of the gas rate case in August 2018. Consumers filed the second proceeding in April 2018, requesting a $113 million reduction in its annual electric revenue requirement. The MPSC approved this reduction in July 2018, with credits to customer bills beginning in August 2018; this credit ended with the settlement of the electric rate case in January 2019. These credits reduced rates prospectively for the impact of the TCJA but did not include potential refunds associated with Consumers’ remeasurement of its deferred income taxes.
Consumers filed two more proceedings to address amounts collected from customers during 2018 through the implementation of the first two proceedings. Consumers filed the first of these proceedings in August 2018, requesting to refund $31 million to gas customers over six months beginning in December 2018. The MPSC approved this refund in November 2018. Consumers filed the second proceeding in September 2018, requesting to refund $70 million to electric customers over six months beginning in January 2019. The MPSC approved this refund in December 2018. Consumers has recorded a current regulatory liability in an amount reflecting these approved refunds.
In October 2018, Consumers filed an application to address the December 31, 2017 remeasurement of its deferred income taxes and other base rate impacts of the TCJA on customers. The application requested approval to begin returning $0.4 billion of net regulatory tax liabilities through rates to be determined in a future gas proceeding and $1.2 billion through the rates determined in Consumers’ next-filed electric rate case. Consumers’ total $1.6 billion of net regulatory tax liabilities comprises:

•
A regulatory tax liability of $1.7 billion associated with plant assets that are subject to normalization, which is governed by the Internal Revenue Code. This requires that the regulatory tax liability be returned over the remaining book life of the related plant assets, the average of which is 44 years for gas plant assets and 27 years for electric plant assets.

•
A regulatory tax asset of $0.3 billion associated with plant assets that are not subject to normalization. Consumers proposed to collect this over 44 years from gas customers and over 27 years from electric customers.

•	A regulatory tax liability of $0.2 billion, which is primarily related to employee benefits. Consumers proposed to refund this amount to customers over 15 years.
In January 2018, Consumers began to reduce this net regulatory tax liability by crediting income tax expense. Consumers has fully reserved for the eventual refund of these excess deferred taxes that it has credited to income tax expense in a separate non‑current regulatory liability established by reducing revenue, and will continue to do so until these benefits are passed on to customers in accordance with an MPSC order. For additional details on the remeasurement, see Note 14, Income Taxes.
Consumers Electric Utility
2017 Electric Rate Case: In March 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $173 million, based on a 10.5 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. In September 2017, Consumers reduced its requested annual rate increase to $148 million. In October 2017, Consumers self-implemented an annual rate increase of $130 million, subject to refund with interest and potential penalties. The MPSC issued an order in March 2018, authorizing an annual rate increase of $66 million, based on a 10.0 percent authorized return on equity. In

June 2018, as a result of a petition for rehearing filed by Consumers, the MPSC issued an order adjusting the authorized annual rate increase to $72 million by allowing recovery of additional retirement benefit plan costs. In July 2018, Consumers filed a reconciliation of total revenues collected during self-implementation to those that would have been collected under final rates. The reconciliation indicated that a $36 million refund would be required, which was recorded on Consumers’ consolidated balance sheets as a current regulatory liability at December 31, 2018. In its filing, Consumers proposed refunding this amount to customers in February 2019.
2018 Electric Rate Case: In May 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $58 million, based on a 10.75 percent authorized return on equity. In October 2018, Consumers reduced its requested annual rate increase to $44 million. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. In January 2019, the MPSC approved a settlement agreement authorizing an annual rate decrease of $24 million, based on a 10.0 percent authorized return of equity. With the elimination of the $113 million TCJA credit to customer bills, the approved settlement agreement results in an $89 million increase in annual rates. In lieu of the investment recovery mechanism requested by Consumers, the settlement agreement provides for deferred accounting treatment for distribution-related capital investments exceeding certain amounts. Consumers also agreed to not file a new electric rate case prior to January 2020.
Consumers Gas Utility
Gas Rate Case: In October 2017, Consumers filed an application with the MPSC seeking an annual rate increase of $178 million, based on a 10.5 percent authorized return on equity. In March 2018, Consumers reduced its requested revenue requirement to $145 million, before taking into consideration any impact of the TCJA. Consumers further reduced its requested revenue requirement to $83 million to reflect the impact of the TCJA, offset partially by an increase in the authorized return of equity to 10.75 percent to compensate for the anticipated negative effects of tax reform on Consumers’ cash flows from operating activities. In July 2018, Consumers reduced its requested revenue requirement to $60 million, based on a 10.0 percent authorized return on equity.
In August 2018, the MPSC approved a settlement agreement authorizing an annual rate increase of $11 million, based on a 10.0 percent authorized return on equity. With the elimination of the $49 million TCJA credit to customer bills, the approved settlement agreement results in a $60 million increase in annual rates. The MPSC also approved two rate adjustment mechanisms: a revenue decoupling mechanism and an investment recovery mechanism. The revenue decoupling mechanism will annually reconcile Consumers’ actual weather-normalized non‑fuel revenues with the revenues approved by the MPSC. The investment recovery mechanism will provide for an additional annual rate increase of $9 million beginning in July 2019 and another $10 million beginning in July 2020 for incremental investments that Consumers plans to make in those years, subject to reconciliation. The investment recovery surcharge will remain in effect until rates are reset in a subsequent general rate case.
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

Presented in the following table are the assets and liabilities for PSCR and GCR underrecoveries and overrecoveries reflected on Consumers’ consolidated balance sheets:

In Millions
December 31	2018	2017
Assets
GCR underrecoveries	16	—
Accrued gas revenue	$16	$—
Liabilities
PSCR overrecoveries	$4	$27
GCR overrecoveries	—	6
Accrued rate refunds	$4	$33
PSCR Plans and Reconciliations: In June 2018, the MPSC approved a settlement agreement in Consumers’ 2016 PSCR reconciliation, authorizing recovery of $1.9 billion of power costs and authorizing Consumers to reflect in its 2017 PSCR reconciliation the overrecovery of $12 million.
In March 2018, Consumers filed its 2017 PSCR reconciliation, requesting full recovery of $1.9 billion of power costs and authorization to reflect in its 2018 PSCR reconciliation the overrecovery of $32 million.
Consumers submitted its 2018 PSCR plan to the MPSC in September 2017 and, in accordance with its proposed plan, self-implemented the 2018 PSCR charge beginning in January 2018.
GCR Plans and Reconciliations: In May 2018, the MPSC approved a settlement agreement in Consumers’ 2016-2017 GCR reconciliation, authorizing full recovery of $0.5 billion of gas costs and authorizing Consumers to reflect in its 2017-2018 GCR reconciliation the overrecovery of $2 million.
In June 2018, Consumers filed its 2017-2018 GCR reconciliation, requesting full recovery of $0.6 billion of gas costs and authorization to reflect in its 2018-2019 GCR reconciliation the overrecovery of $1 million.
In October 2018, the MPSC approved a settlement agreement in Consumers’ 2018-2019 GCR plan, authorizing the 2018-2019 GCR factor that Consumers self-implemented beginning in April 2018.
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
In January 2019, the judge in the multidistrict litigation granted motions filed by plaintiffs for Suggestion of Remand of the actions back to the respective transferor courts in Wisconsin and Kansas for further handling. The matter will go to the Judicial Panel on Multidistrict Litigation who will determine if remand is appropriate.
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
Various claims have been brought against CMS Land or its affiliates, including CMS Energy, alleging environmental damage to property, loss of property value, insufficient disclosure of environmental matters, breach of agreement relating to access, or other matters. CMS Land and other parties received a demand for payment from the EPA of over $8 million, plus interest and costs. The EPA was seeking recovery under CERCLA of response costs allegedly incurred at Bay Harbor and filed a lawsuit to collect these costs. In December 2018, an agreement was reached to settle the lawsuit for an agreed-upon amount. This payment did not have a material impact on CMS Energy’s financial condition or results of operations.
At December 31, 2018, CMS Energy had a recorded liability of $46 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $58 million. CMS Energy expects to pay the following amounts for long-term liquid disposal and operating and maintenance costs in each of the next five years:

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At December 31, 2018, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At December 31, 2018, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
MCV PPA: In December 2017, the MCV Partnership initiated arbitration against Consumers, asserting a breach of contract associated with the MCV PPA. Under this PPA, Consumers pays the MCV Partnership a fixed energy charge based on Consumers’ annual average baseload coal generating plant operating and maintenance cost, fuel inventory, and administrative and general expenses. The MCV Partnership asserts that, under the Clean Air Act, Consumers should have installed pollution control equipment on coal-fueled electric generating units years before they were retired. The MCV Partnership also asserts that Consumers should have installed pollution control equipment earlier on its remaining coal-fueled electric generating units. The assertion claims that these changes would have increased Consumers’ costs to operate and maintain the facilities and, thereby, the fixed energy charge paid to the MCV Partnership.

Additionally, the MCV Partnership claims that Consumers improperly characterized certain costs included in the calculation of the fixed energy charge.
In January 2019, an arbitration panel issued an order concluding that the MCV Partnership is not entitled to any damages associated with its claim against Consumers related to the Clean Air Act; the majority of the MCV Partnership’s claim, which estimated damages and interest in excess of $270 million, was related to this dismissed claim. Consumers believes that the MCV Partnership’s remaining claims are without merit, but cannot predict the financial impact or outcome of the matter.
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
At December 31, 2018, Consumers had a recorded liability of $73 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $77 million. Consumers expects to pay the following amounts for remediation and other response activity costs in each of the next five years:

In Millions
	2019	2020	2021	2022	2023
Consumers
Remediation and other response activity costs	$12	$16	$21	$7	$2
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At December 31, 2018, Consumers had a regulatory asset of $133 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At December 31, 2018, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at December 31, 2018:

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

[2]
At Consumers, this obligation comprises a guarantee provided to the U.S. Department of Energy in connection with a settlement agreement regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers. At CMS Energy, the guarantee obligations comprise Consumers’ guarantee to the U.S. Department of Energy and CMS Energy’s 1994 guarantee of non‑recourse revenue bonds issued by Genesee. For additional details on this guarantee, see Note 21, Variable Interest Entities.

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
Contractual Commitments
Purchase Obligations: Purchase obligations arise from long-term contracts for the purchase of commodities and related services, and construction and service agreements. The commodities and related services include long-term PPAs, natural gas and associated transportation, and coal and associated transportation. Related-party PPAs are between Consumers and certain affiliates of CMS Enterprises. Presented in the following table are CMS Energy’s and Consumers’ contractual purchase obligations at December 31, 2018 for each of the periods shown:

In Millions
	Payments Due
	Total	2019	2020	2021	2022	2023	Beyond 2023
CMS Energy, including Consumers
Total PPAs	$9,930	$1,049	$1,051	$1,043	$744	$638	$5,405
Other	2,341	1,276	405	163	137	117	243
Consumers
PPAs
MCV PPA	$3,880	$330	$318	$289	$275	$279	$2,389
Palisades PPA	1,280	378	388	400	114	—	—
Related-party PPAs	692	85	85	86	86	87	263
Other PPAs	4,078	256	260	268	269	272	2,753
Total PPAs	$9,930	$1,049	$1,051	$1,043	$744	$638	$5,405
Other	2,075	1,237	373	148	124	103	90
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
Capacity and energy charges under the MCV PPA were $353 million in 2018, $321 million in 2017, and $305 million in 2016.
Palisades PPA: Consumers has a PPA expiring in 2022 with Entergy to purchase virtually all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. For all delivered energy, the Palisades PPA has escalating capacity and variable energy charges. Total capacity and energy charges under the Palisades PPA were $375 million in 2018, $366 million in 2017, and $363 million in 2016. For further details about Palisades, see Note 10, Leases and Palisades Financing.
Other PPAs: Consumers has PPAs expiring through 2036 with various counterparties. The majority of the PPAs have capacity and energy charges for delivered energy. Capacity and energy charges under these PPAs were $350 million in 2018, $349 million in 2017, and $348 million in 2016.

5:    Financings and Capitalization
Presented in the following table is CMS Energy’s long-term debt at December 31:

In Millions
	Interest Rate (%)		Maturity		2018	2017
CMS Energy, including Consumers
CMS Energy, parent only
Senior notes	8.750		2019		$—	$100
	6.250		2020		—	300
	5.050		2022		300	300
	3.875		2024		250	250
	3.600		2025		250	250
	3.000		2026		300	300
	2.950		2027		275	275
	3.450		2027		350	350
	4.700		2043		250	250
	4.875		2044		300	300
Total senior notes					$2,275	$2,675

Term loans and revolving credit agreements	variable	[1]	2019		180	405
	variable	[2]	2023		30	—
					$210	$405

Junior subordinated notes	5.625		2078		200	—
	5.875		2078		280	—
					$480	$—
Total CMS Energy, parent only					$2,965	$3,080
CMS Energy subsidiaries
CMS Enterprises, including subsidiaries
Term loan facility	variable	[3]	2025	[3]	$98	$—
EnerBank
Certificates of deposit	2.440	[4]	2019-2026		1,758	1,245
Consumers					6,862	5,940
Total principal amount outstanding					$11,683	$10,265
Current amounts					(974)	(1,081)
Net unamortized discounts					(21)	(14)
Unamortized issuance costs					(73)	(47)
Total long-term debt					$10,615	$9,123

[1]	Outstanding borrowings bear interest at an annual interest rate of LIBOR plus 0.800 percent (3.322 percent at December 31, 2018).

[2]	Outstanding borrowings bear interest at an annual interest rate of LIBOR plus 0.125 percent (3.669 percent at December 31, 2018).

[3]
A subsidiary of CMS Enterprises issued non‑recourse debt to finance the acquisition of a wind generation project in northwest Ohio. The debt bears interest at an annual interest rate of LIBOR plus 1.500 percent through October 2022 (4.303 percent at December 31, 2018). Beginning in October 2022, the debt will bear interest at an annual interest rate of LIBOR plus 1.750 percent. The same subsidiary of CMS Enterprises entered into interest rate swaps with the lending banks to fix the interest charges associated with the debt, at a rate of 4.702 percent through October 2022 and 4.952 percent beginning in October 2022. Principal and interest payments are made quarterly.

[4]
The weighted-average interest rate for EnerBank’s certificates of deposit was 2.440 percent at December 31, 2018 and 1.758 percent at December 31, 2017. EnerBank’s primary deposit product consists of brokered certificates of deposit with varying maturities and having a face value of $1,000.

Presented in the following table is Consumers’ long-term debt at December 31:

In Millions
	Interest Rate (%)		Maturity		2018	2017
Consumers
First mortgage bonds	5.650		2018		$—	$250
	6.125		2019		—	350
	6.700		2019		—	500
	5.650		2020		300	300
	3.770		2020		100	100
	2.850		2022		375	375
	5.300		2022		250	250
	3.375		2023		325	325
	3.125		2024		250	250
	3.190		2024		52	52
	3.680		2027		100	—
	3.390		2027		35	35
	3.800		2028		300	—
	3.180		2032		100	100
	5.800		2035		175	175
	3.520		2037		335	335
	4.010		2038		215	—
	6.170		2040		50	50
	4.970		2040		50	50
	4.310		2042		263	263
	3.950		2043		425	425
	4.100		2045		250	250
	3.250		2046		450	450
	3.950		2047		350	350
	4.050		2048		550	—
	4.350		2049		550	—
	3.860		2052		50	50
	4.280		2057		185	—
	4.350		2064		250	250
Total first mortgage bonds					$6,335	$5,535
Securitization bonds	3.057	[1]	2020-2029	[2]	277	302
Revolving credit agreements	variable	[3]	2020-2023		215	—
Tax-exempt pollution control revenue bond	variable		2035		35	103
Total principal amount outstanding					$6,862	$5,940
Current amounts					(26)	(343)
Net unamortized discounts					(16)	(8)
Unamortized issuance costs					(41)	(28)
Total long-term debt					$6,779	$5,561

[1]
The weighted-average interest rate for Consumers’ securitization bonds issued through its subsidiary Consumers 2014 Securitization Funding was 3.057 percent at December 31, 2018 and 2.913 percent at December 31, 2017.

[2]	Principal and interest payments are made semiannually.

[3]	The weighted-average interest rate for Consumers’ revolving credit facilities was 3.331 percent at December 31, 2018. There were no outstanding borrowings at December 31, 2017.
Financings: Presented in the following table is a summary of major long-term debt transactions during the year ended December 31, 2018:

	Principal (In Millions)	Interest Rate (%)	Issue/Retirement Date	Maturity Date
Debt issuances
CMS Energy, parent only
Junior subordinated notes[1]	$200	5.625	March 2018	March 2078
Junior subordinated notes[1]	250	5.875	September 2018	October 2078
Junior subordinated notes[1]	30	5.875	October 2018	October 2078
Total CMS Energy, parent only	$480
CMS Enterprises, including subsidiaries
Term loan facility	$100	variable[2]	October 2018	September 2025
Total CMS Enterprises, including subsidiaries	$100
Consumers
First mortgage bonds	$550	4.050	May 2018	May 2048
First mortgage bonds	100	3.680	October 2018	October 2027
First mortgage bonds	215	4.010	October 2018	October 2038
First mortgage bonds	185	4.280	October 2018	October 2057
First mortgage bonds	300	3.800	November 2018	November 2028
First mortgage bonds	550	4.350	November 2018	April 2049
Total Consumers	$1,900
Total CMS Energy	$2,480
Debt retirements
CMS Energy, parent only
Term loan facility	$180	variable	March 2018	December 2018
Senior notes[3]	100	8.750	June 2018	June 2019
Term loan facility	45	variable	August 2018	December 2018
Senior notes[4]	300	6.250	October 2018	February 2020
Total CMS Energy, parent only	$625
Consumers
Tax-exempt pollution control revenue bonds	$68	variable	April 2018	April 2018
First mortgage bonds	250	5.650	May 2018	September 2018
First mortgage bonds	350	6.125	November 2018	March 2019
First mortgage bonds	500	6.700	November 2018	September 2019
Total Consumers	$1,168
Total CMS Energy	$1,793

[1]	These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness.

[2]	A subsidiary of CMS Enterprises entered into interest rate swaps with the lending banks to fix the interest charges associated with the debt.

[3]	CMS Energy retired these senior notes at a premium and recorded a loss on extinguishment of $5 million in other expense on its consolidated statements of income.

[4]	CMS Energy retired these senior notes at a premium and recorded a loss on extinguishment of $11 million in other expense on its consolidated statements of income.
Term Loan Credit Agreement: In December 2018, CMS Energy entered into a $300 million term loan credit agreement. CMS Energy drew the entire amount of the term loan in January 2019.
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
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Its current authorization terminates on June 30, 2020. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements.
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
Debt Maturities: At December 31, 2018, the aggregate annual contractual maturities for long-term debt for the next five years were:

In Millions
	2019	2020	2021	2022	2023
CMS Energy, including Consumers
Long-term debt	$974	$1,007	$310	$1,146	$546
Consumers
Long-term debt	$26	$626	$27	$653	$369
Revolving Credit Facilities: The following revolving credit facilities with banks were available at December 31, 2018:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2023[1,2]	$550	$30	$1	$519
CMS Enterprises, including subsidiaries
September 30, 2025[3]	$18	$—	$8	$10
Consumers[4]
June 5, 2023[5]	$850	$15	$7	$828
November 19, 2020[6]	250	200	35	15
September 9, 2019	30	—	30	—

[1]
During the year ended December 31, 2018, CMS Energy’s average borrowings totaled $15 million with a weighted-average interest rate of 2.997 percent. In January 2019, CMS Energy increased its borrowings under this facility to $73 million.

[2]	In June 2018, CMS Energy amended its $550 million revolving credit facility, eliminating the security provided by Consumers common stock, and extending the expiration date to June 2023.

[3]	Under this facility, $8 million is available solely for the purpose of issuing letters of credit. Obligations under this facility are secured by the collateral accounts with the lending bank.

[4]
Obligations under these facilities are secured by first mortgage bonds of Consumers. During the year ended December 31, 2018, Consumers’ average borrowings totaled $3 million with a weighted-average interest rate of 3.505 percent.

[5]
In June 2018, Consumers amended this revolving credit facility by increasing its borrowing capacity to $850 million and extending the expiration date to June 2023. In January 2019, Consumers repaid $15 million of borrowings under this facility.

[6]	In November 2018, Consumers amended this revolving credit facility by extending the expiration date to November 2020. In January 2019, Consumers repaid $200 million of borrowings under this facility.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At December 31, 2018, $97 million of commercial paper notes with a weighted-average annual interest rate of 2.913 percent were outstanding under this program and were recorded as current notes payable on the consolidated balance sheets of CMS Energy and Consumers.
Dividend Restrictions: At December 31, 2018, payment of dividends by CMS Energy on its common stock was limited to $4.8 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at December 31, 2018, Consumers had $1.3 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
For the year ended December 31, 2018, Consumers paid $531 million in dividends on its common stock to CMS Energy.
Capitalization: The authorized capital stock of CMS Energy consists of:

•	350 million shares of CMS Energy Common Stock, par value $0.01 per share

•	10 million shares of CMS Energy Preferred Stock, par value $0.01 per share

Issuance of Common Stock: In March 2017, CMS Energy entered into a continuous equity offering program permitting it to sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $100 million. Presented in the following table are the transactions that CMS Energy entered into under the program:

	Number of Shares Issued	Net Proceeds (In Millions)
May 2018	638,898	$29
June 2017	1,494,371	70
In August 2018, CMS Energy entered into an equity offering program under which it may sell, from time to time, shares of CMS Energy common stock having an aggregate sales price of up to $250 million. Under this program, CMS Energy may sell its common stock in privately negotiated “at the market” offerings, through forward sales transactions or otherwise.
In November 2018, CMS Energy entered into forward equity sale contracts under this program. These contracts allow CMS Energy to either physically settle the contracts by issuing shares of its common stock at the then-applicable forward sale price specified by the agreements or net settle through the delivery or receipt of cash or shares. CMS Energy may settle the contracts at any time through May 2020, and presently intends to physically settle the contracts by delivering shares of its common stock. Presented in the following table are the details of the forward equity sale contracts:

Maturity Date	Number of Shares	Initial Forward Price Per Share
May 16, 2020	2,017,783	$49.06
May 20, 2020	777,899	50.91
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments.
No amounts have or will be recorded in CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle the contracts as of December 31, 2018, CMS Energy would have been required to deliver 463 shares.
Preferred Stock of Subsidiary: Consumers’ preferred stock is traded on the New York Stock Exchange under the symbol CMS-PB. Presented in the following table are details of Consumers’ preferred stock at December 31, 2018 and 2017:

	Par Value	Optional Redemption Price	Number of Shares Authorized	Number of Shares Outstanding
Cumulative, with no mandatory redemption	$100	$110	7,500,000	373,148

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

In Millions
	CMS Energy, including Consumers		Consumers
December 31	2018	2017	2018	2017
Assets[1]
Cash equivalents	$27	$74	$—	$—
Restricted cash equivalents	21	17	17	17
CMS Energy common stock	—	—	1	21
Nonqualified deferred compensation plan assets	14	14	10	10
DB SERP
Cash equivalents	1	5	—	4
Debt securities	—	141	—	102
Derivative instruments	1	1	1	1
Total	$64	$252	$29	$155
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$14	$14	$10	$10
Derivative instruments	3	1	—	—
Total	$17	$15	$10	$10

[1]	All assets and liabilities were classified as Level 1 with the exception of derivative contracts, which were classified as Level 2 or Level 3.

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
DB SERP Assets: The DB SERP cash equivalents consist of a money market fund with daily liquidity and are reported in other non‑current assets on CMS Energy and Consumers’ consolidated balance sheets. The DB SERP debt securities at December 31, 2017 consisted of U.S. Treasury debt securities that were valued at their daily quoted market prices. These debt securities were reported in other non‑current assets on CMS Energy’s and Consumers’ consolidated balance sheets. In July 2018, CMS Energy and Consumers sold the DB SERP debt securities. For additional details about this sale, see Note 7, Financial Instruments.
Derivative Instruments: CMS Energy and Consumers value their derivative instruments using either a market approach that incorporates information from market transactions, or an income approach that discounts future expected cash flows to a present value amount. CMS Energy’s and Consumers’ derivatives are classified as Level 2 or Level 3.
The derivatives classified as Level 2 are interest rate swaps at CMS Energy, which are valued using market-based inputs. The majority of derivatives classified as Level 3 are FTRs held by Consumers. Due to the lack of quoted pricing information, Consumers determines the fair value of its FTRs based on Consumers’ average historical settlements. There was no material activity within the Level 3 categories of assets and liabilities during the years presented.

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

In Millions
	December 31, 2018					December 31, 2017
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$22	$22	$—	$—	$22	$21	$21	$—	$—	$21
Notes receivable[2]	1,857	1,967	—	—	1,967	1,371	1,464	—	—	1,464
Securities held to maturity	22	21	—	21	—	16	16	—	16	—
Liabilities
Long-term debt[3]	11,589	11,630	459	9,404	1,767	10,204	10,715	—	9,363	1,352
Long-term payables[4]	27	27	—	—	27	27	26	—	—	26
Consumers
Assets
Long-term receivables[1]	$22	$22	$—	$—	$22	$21	$21	$—	$—	$21
Notes receivable[5]	—	—	—	—	—	17	17	—	—	17
Notes receivable – related party[6]	106	106	—	—	106	—	—	—	—	—
Liabilities
Long-term debt[7]	6,805	6,833	—	5,066	1,767	5,904	6,236	—	4,883	1,353

[1]	Includes current accounts receivable of $14 million at December 31, 2018 and $14 million at December 31, 2017.

[2]	Includes current portion of notes receivable of $233 million at December 31, 2018 and $200 million at December 31, 2017. For further details, see Note 8, Notes Receivable.

[3]	Includes current portion of long-term debt of $1.0 billion at December 31, 2018 and $1.1 billion at December 31, 2017.

[4]	Includes current portion of long-term payables of $1 million at December 31, 2018 and $3 million at December 31, 2017.

[5]	Includes current portion of notes receivable of $17 million at December 31, 2017.

[6]	Includes current portion of notes receivable – related party of $7 million at December 31, 2018. For further details on this note receivable, see the DB SERP discussion below.

[7]	Includes current portion of long-term debt of $26 million at December 31, 2018 and $343 million at December 31, 2017.
The effects of third-party credit enhancements were excluded from the fair value measurements of long-term debt. The principal amount of CMS Energy’s long-term debt supported by third-party credit enhancements was $35 million at December 31, 2018 and $103 million at December 31, 2017. The entirety of these amounts was at Consumers.
Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

In Millions
	December 31, 2018				December 31, 2017
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMS Energy, including Consumers
Available for sale
DB SERP securities	$—	$—	—	$—	$141	$—	$—	$141
Held to maturity
Debt securities	22	—	1	21	16	—	—	16
Consumers
Available for sale
DB SERP securities	$—	$—	$—	$—	$102	$—	$—	$102
CMS Energy common stock	—	—	—	—	2	19	—	21
DB SERP Securities: The DB SERP securities classified as available for sale at December 31, 2017 were U.S. Treasury debt securities with maturities ranging from one to ten years. Presented in the following table is a summary of the sales activity for investment securities held within the DB SERP and classified as available for sale:

In Millions
Years Ended December 31	2018	2017	2016
CMS Energy, including Consumers
Proceeds from sales of investment securities	$142	$145	$6
Consumers
Proceeds from sales of investment securities	$103	$105	$4
In July 2018, CMS Energy and Consumers sold the DB SERP debt securities and CMS Energy issued a $146 million demand note payable to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028. The demand note payable and associated DB SERP investment were eliminated on CMS Energy’s consolidated balance sheets. The portion of the demand note attributable to Consumers was recorded as a note receivable – related party on Consumers’ consolidated balance sheets at December 31, 2018.

During 2017, CMS Energy and Consumers sold mutual fund securities held within the DB SERP and used the proceeds to purchase the debt securities, which were later sold in 2018. CMS Energy reclassified gains of $2 million ($1 million, net of tax) from AOCI and included this amount in other income on the consolidated statements of income. This amount included Consumers’ gains of $2 million ($1 million, net of tax). During 2016, realized gains and losses on the sales were immaterial for CMS Energy and Consumers.
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
In January 2018, Consumers transferred substantially all of its shares in CMS Energy common stock to a related charitable foundation. Consumers’ remaining equity investment in CMS Energy common stock was $1 million at December 31, 2018. In accordance with the new standard, as of January 1, 2018, Consumers’ investment in CMS Energy common stock was no longer classified as available for sale. Therefore, this amount is not presented in the table above. There were no material changes in the fair value of Consumers’ investment in CMS Energy common stock during the year ended December 31, 2018. For further details on CMS Energy’s and Consumers’ accounting for this new standard, see Note 2, New Accounting Standards.
Consumers recognized a gain of $14 million in 2017 from transferring shares of CMS Energy common stock to a related charitable foundation. The gains reflected the excess of fair value over cost of the stock donated and were recorded in other income on Consumers’ consolidated statements of income. The gains were eliminated on CMS Energy’s consolidated statements of income.

8:    Notes Receivable
Presented in the following table are details of CMS Energy’s and Consumers’ current and non‑current notes receivable:

In Millions
December 31	2018	2017
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$233	$178
EnerBank notes receivable held for sale	—	2
Michigan tax settlement	—	20
Non-current
EnerBank notes receivable	1,624	1,171
Total notes receivable	$1,857	$1,371
Consumers
Current
Michigan tax settlement	$—	$17
DB SERP note receivable – related party	7	—
Non-current
DB SERP note receivable – related party	99	—
Total notes receivable	$106	$17
EnerBank notes receivable are primarily unsecured consumer installment loans for financing home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses. During 2017, EnerBank completed sales of notes receivable, receiving proceeds of $52 million and recording immaterial gains.
During 2018, EnerBank purchased a portfolio of secured and unsecured consumer retail installment contracts with a principal value of $205 million at December 31, 2018.
Authorized contractors pay fees to EnerBank to provide borrowers with same-as-cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $102 million at December 31, 2018 and $84 million at December 31, 2017.
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

Presented in the following table are the changes in the allowance for loan losses:

In Millions
Years Ended December 31	2018	2017
Balance at beginning of period	$20	$16
Charge-offs	(24)	(19)
Recoveries	3	3
Provision for loan losses	25	20
Balance at end of period	$24	$20
Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent consumer loans was $21 million at December 31, 2018 and $14 million at December 31, 2017.
At December 31, 2018 and December 31, 2017, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.
For additional details about the DB SERP note receivable – related party, see Note 7, Financial Instruments.

9:    Plant, Property, and Equipment
Presented in the following table are details of CMS Energy’s and Consumers’ plant, property, and equipment:

In Millions
December 31	Estimated Depreciable Life in Years			2018	2017
CMS Energy, including Consumers
Plant, property, and equipment, gross
Consumers	3	—	125	$23,963	$22,318
Enterprises
Independent power production	3	—	35	410	163
Other	3	—	5	2	4
Other	1	—	7	25	21
Plant, property, and equipment, gross				$24,400	$22,506
Construction work in progress				763	765
Accumulated depreciation and amortization				(7,037)	(6,510)
Total plant, property, and equipment				$18,126	$16,761
Consumers
Plant, property, and equipment, gross
Electric
Generation	22	—	125	$6,305	$6,025
Distribution	20	—	75	7,957	7,603
Transmission	46	—	75	154	66
Other	5	—	50	1,316	1,229
Assets under capital leases and financing obligation[1]				295	298
Gas
Distribution	20	—	85	4,651	4,182
Transmission	17	—	75	1,521	1,278
Underground storage facilities[2]	27	—	75	910	842
Other	5	—	50	823	764
Capital leases[1]				14	14
Other non‑utility property	3	—	51	17	17
Plant, property, and equipment, gross				$23,963	$22,318
Construction work in progress				756	753
Accumulated depreciation and amortization				(6,958)	(6,441)
Total plant, property, and equipment[3]				$17,761	$16,630

[1]	For information regarding the amortization terms of Consumers’ assets under capital leases and financing obligation, see Note 10, Leases and Palisades Financing.

[2]	Underground storage includes base natural gas of $26 million at December 31, 2018 and 2017. Base natural gas is not subject to depreciation.

[3]
For the year ended December 31, 2018, Consumers’ plant additions were $1.8 billion and plant retirements were $190 million. For the year ended December 31, 2017, Consumers’ plant additions were $1.7 billion and plant retirements were $214 million.

Capitalization: CMS Energy and Consumers record plant, property, and equipment at original cost when placed into service. The cost includes labor, material, applicable taxes, overhead such as pension and other benefits, and AFUDC, if applicable. Consumers’ plant, property, and equipment is generally recoverable through its general rate making process.
With the exception of utility property for which the remaining book value has been securitized, mothballed utility property stays in rate base and continues to be depreciated at the same rate as before the mothball period. When utility property is retired or otherwise disposed of in the ordinary course of business, Consumers records the original cost to accumulated depreciation, along with associated cost of removal, net of salvage. CMS Energy and Consumers recognize gains or losses on the retirement or disposal of non‑regulated assets in income. Consumers records cost of removal collected from customers, but not spent, as a regulatory liability.
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

Years Ended December 31	2018	2017	2016
Electric	6.9%	6.8%	7.3%
Gas	5.9	6.0	6.2
Assets Under Capital Leases and Financing Obligation: Presented in the following table are further details about changes in Consumers’ assets under capital leases and financing obligation:

In Millions
Years Ended December 31	2018	2017
Consumers
Balance at beginning of period	$312	$310
Additions	—	3
Net retirements and other adjustments	(3)	(1)
Balance at end of period	$309	$312
Assets under capital leases and financing obligation are presented as gross amounts. Accumulated amortization of assets under capital leases and financing obligation was $212 million at December 31, 2018 and $193 million at December 31, 2017 for Consumers.

Depreciation and Amortization: Presented in the following table are further details about CMS Energy’s and Consumers’ accumulated depreciation and amortization:

In Millions
December 31	2018	2017
CMS Energy, including Consumers
Utility plant assets	$6,956	$6,439
Non-utility plant assets	81	71
Consumers
Utility plant assets	$6,956	$6,439
Non-utility plant assets	2	2
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

Years Ended December 31	2018	2017	2016
Electric utility property	3.9%	3.9%	3.9%
Gas utility property	2.9	2.9	2.9
Other property	10.1	10.0	9.8
CMS Energy and Consumers record property repairs and minor property replacement as maintenance expense. CMS Energy and Consumers record planned major maintenance activities as operating expense unless the cost represents the acquisition of additional long-lived assets or the replacement of an existing long-lived asset.
Presented in the following table are the components of CMS Energy’s and Consumers’ depreciation and amortization expense:

In Millions
Years Ended December 31	2018	2017	2016
CMS Energy, including Consumers
Depreciation expense – plant, property, and equipment	$778	$739	$687
Amortization expense
Software	127	114	96
Other intangible assets	3	3	3
Securitized regulatory assets	25	25	25
Total depreciation and amortization expense	$933	$881	$811
Consumers
Depreciation expense – plant, property, and equipment	$768	$732	$680
Amortization expense
Software	125	112	95
Other intangible assets	3	3	3
Securitized regulatory assets	25	25	25
Total depreciation and amortization expense	$921	$872	$803

Presented in the following table is CMS Energy’s and Consumers’ estimated amortization expense on intangible assets for each of the next five years:

In Millions
	2019	2020	2021	2022	2023
CMS Energy, including Consumers
Intangible asset amortization expense	$132	$122	$108	$95	$74
Consumers
Intangible asset amortization expense	$130	$120	$106	$94	$74
Intangible Assets: Included in net plant, property, and equipment are intangible assets. Presented in the following table are details about CMS Energy’s and Consumers’ intangible assets:

In Millions
				December 31, 2018		December 31, 2017
Description	Amortization Life in Years			Gross Cost[1]	Accumulated Amortization	Gross Cost[1]	Accumulated Amortization
CMS Energy, including Consumers
Software development	1	—	15	$1,024	$603	$950	$481
Rights of way	50	—	85	167	52	162	50
Franchises and consents	5	—	30	15	9	14	8
Leasehold improvements	various[2]			9	7	9	7
Other intangibles	various			27	15	23	15
Total				$1,242	$686	$1,158	$561
Consumers
Software development	3	—	15	$1,009	$595	$937	$475
Rights of way	50	—	85	167	52	162	50
Franchises and consents	5	—	30	15	9	14	8
Leasehold improvements	various[2]			9	7	9	7
Other intangibles	various			26	15	21	15
Total				$1,226	$678	$1,143	$555

[1]
For the year ended December 31, 2018, Consumers’ intangible asset additions were $90 million and intangible asset retirements were $7 million. For the year ended December 31, 2017, Consumers’ intangible asset additions were $100 million and there were no intangible asset retirements.

[2]	Leasehold improvements are amortized over the life of the lease, which may change whenever the lease is renewed or extended.

Jointly Owned Regulated Utility Facilities
Presented in the following table are Consumers’ investments in jointly owned regulated utility facilities at December 31, 2018:

In Millions, Except Ownership Share
J.H. Campbell Unit 3		Ludington	Other
Ownership share	93.3%	51.0%	various
Utility plant in service	$1,688	$411	$226
Accumulated depreciation	(670)	(155)	(70)
Construction work in progress	23	110	16
Net investment	$1,041	$366	$172
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
Operating leases for coal-carrying railcars have original lease terms ranging from seven to 15 years, expiring without extension provisions over the next five years and with extension provisions over the next eight years. These leases contain fair market value extension and buyout provisions. Capital leases for Consumers’ vehicle fleet operations have a maximum term of 120 months with some having end-of-lease rental adjustment clauses based on the proceeds received from the sale or disposition of the vehicles, and others having fair market value purchase options.
Consumers has capital leases for gas transportation pipelines to the D.E. Karn generating complex and Zeeland. The capital lease for the gas transportation pipeline into the generating complex has a term of 15 years with a provision to extend the contract from month to month. The remaining term of the contract was three years at December 31, 2018. The capital lease for the gas transportation pipeline to Zeeland was extended in 2017 for five years pursuant to a renewal provision in the contract, with additional renewal provisions of five to ten years. The remaining terms of Consumers’ long-term PPAs accounted for as leases range between one and 15 years. Most of these PPAs contain provisions at the end of the initial contract terms to renew the agreements annually.

Presented in the following table are Consumers’ minimum lease expense and contingent rental expense. For each of the years ended December 31, 2018, 2017, and 2016, all of CMS Energy’s minimum lease expense and contingent rental expense were attributable to Consumers.

In Millions
Years Ended December 31	2018	2017	2016
Consumers
Minimum operating lease expense
PPAs	$4	$5	$6
Other agreements	11	15	14
Contingent rental expense[1]	101	96	82

[1]	Contingent rental expense is related to capital and operating lease PPAs and is based on delivery of energy and capacity in excess of minimum lease payments.
Consumers is authorized by the MPSC to record operating lease payments as operating expense and recover the total cost from customers.
Presented in the following table are the minimum annual rental commitments under Consumers’ non‑cancelable leases at December 31, 2018.

In Millions
	Capital Leases	Palisades Financing	Operating Leases
CMS Energy, including Consumers
2019	$14	$15	$16
2020	11	14	15
2021	11	14	15
2022	8	3	8
2023	6	—	5
2024 and thereafter	21	—	38
Total minimum lease payments	$71	$46	$97
Less imputed interest	22	4
Present value of net minimum lease payments	$49	$42
Less current portion	9	13
Non-current portion	$40	$29
Consumers
2019	$14	$15	$14
2020	11	14	14
2021	11	14	13
2022	8	3	7
2023	6	—	5
2024 and thereafter	21	—	32
Total minimum lease payments	$71	$46	$85
Less imputed interest	22	4
Present value of net minimum lease payments	$49	$42
Less current portion	9	13
Non-current portion	$40	$29

Palisades Financing
In 2007, Consumers sold Palisades to Entergy and entered into a 15-year PPA to purchase virtually all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. Consumers accounted for this transaction as a financing because of its continuing involvement with Palisades through security provided to Entergy for the PPA obligation and other arrangements. Palisades has therefore remained on Consumers’ consolidated balance sheets and Consumers has continued to depreciate it. At the time of the sale, Consumers recorded the sales proceeds as a financing obligation, and has subsequently recorded a portion of the payments under the PPA as interest expense and as a reduction of the financing obligation. Total amortization and interest charges under the financing were $16 million for the year ended December 31, 2018, $17 million for the year ended December 31, 2017, and $17 million for the year ended December 31, 2016. At December 31, 2018, the Palisades asset and financing obligation both had a balance of $42 million.
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
Presented below are the categories of assets that CMS Energy and Consumers have legal obligations to remove at the end of their useful lives and for which they have an ARO liability recorded:

Company and ARO Description	In-Service Date	Long-Lived Assets
CMS Energy, including Consumers
Closure of gas treating plant and gas wells	various	Gas transmission and storage
Closure of coal ash disposal areas	various	Generating plants coal ash areas
Gas distribution cut, purge, and cap	various	Gas distribution mains and services
Asbestos abatement	1973	Electric and gas utility plant
Closure of renewable generation assets	various	Wind and solar generation facilities
Consumers
Closure of coal ash disposal areas	various	Generating plants coal ash areas
Gas distribution cut, purge, and cap	various	Gas distribution mains and services
Asbestos abatement	1973	Electric and gas utility plant
Closure of renewable generation assets	various	Wind and solar generation facilities
No assets have been restricted for purposes of settling AROs.

Presented in the following tables are the changes in CMS Energy’s and Consumers’ ARO liabilities:

In Millions
	ARO Liability				Cash Flow Revisions	ARO Liability
Company and ARO Description	12/31/2017	Incurred	Settled	Accretion		12/31/2018
CMS Energy, including Consumers
Consumers	$429	$17	$(40)	$22	$—	$428
Gas treating plant and gas wells	1	—	—	—	—	1
Renewable generation assets	—	3	—	—	—	3
Total CMS Energy	$430	$20	$(40)	$22	$—	$432
Consumers
Coal ash disposal areas	$191	$—	$(20)	$8	$—	$179
Gas distribution cut, purge, and cap	186	17	(9)	11	—	205
Asbestos abatement	42	—	(11)	2	—	33
Renewable generation assets	10	—	—	1	—	11
Total Consumers	$429	$17	$(40)	$22	$—	$428

In Millions
	ARO Liability				Cash Flow Revisions	ARO Liability
Company and ARO Description	12/31/2016	Incurred	Settled	Accretion		12/31/2017
CMS Energy, including Consumers
Consumers	$446	$5	$(45)	$23	—	$429
Gas treating plant and gas wells	1	—	—	—	—	1
Total CMS Energy	$447	$5	$(45)	$23	—	$430
Consumers
Coal ash disposal areas	$201	$—	$(18)	$8	—	$191
Gas distribution cut, purge, and cap	182	3	(11)	12	—	186
Asbestos abatement	56	—	(16)	2	—	42
Renewable generation assets	7	2	—	1	—	10
Total Consumers	$446	$5	$(45)	$23	—	$429
12:    Retirement Benefits
Benefit Plans: CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans. These plans include:

•	non‑contributory, qualified DB Pension Plans (closed to new non‑union participants as of July 1, 2003 and closed to new union participants as of September 1, 2005)

•	a non‑contributory, qualified DCCP for employees hired on or after July 1, 2003

•	benefits to certain management employees under a non‑contributory, nonqualified DB SERP (closed to new participants as of March 31, 2006)

•	a non‑contributory, nonqualified DC SERP for certain management employees hired or promoted on or after April 1, 2006

•	a contributory, qualified defined contribution 401(k) plan

•	health care and life insurance benefits under an OPEB Plan

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
DCCP: CMS Energy and Consumers provide an employer contribution to the DCCP 401(k) plan for employees hired on or after July 1, 2003. The contribution ranges from five to seven percent of base pay, depending on years of service. Employees are not required to contribute in order to receive the plan’s employer contribution. DCCP expense for CMS Energy, including Consumers, was $26 million for the year ended December 31, 2018, $23 million for the year ended December 31, 2017, and $20 million for the year ended December 31, 2016. DCCP expense for Consumers was $25 million for the year ended December 31, 2018, $22 million for the year ended December 31, 2017, and $19 million for the year ended December 31, 2016.
DB SERP: The DB SERP is a nonqualified plan as defined by the Internal Revenue Code. DB SERP benefits are paid from a rabbi trust established in 1988. The trust assets are not considered plan assets under ASC 715. DB SERP rabbi trust earnings are taxable. Presented in the following table are the fair values of trust assets, ABO, and contributions for CMS Energy’s and Consumers’ DB SERP:

In Millions
Years Ended December 31	2018	2017
CMS Energy, including Consumers
Trust assets	$147	$146
ABO	137	149
Contributions	8	7
Consumers
Trust assets	$106	$106
ABO	98	107
Contributions	5	6
DC SERP: On April 1, 2006, CMS Energy and Consumers implemented a DC SERP and froze further new participation in the DB SERP. The DC SERP provides participants benefits ranging from 5 percent to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. CMS Energy’s and Consumers’ contributions to the plan, if any, are placed in a grantor trust. For CMS Energy and Consumers, trust assets were $5 million at December 31, 2018 and $5 million at December 31, 2017. DC SERP assets are included in other non‑current assets on CMS Energy’s and Consumers’ consolidated balance sheets. CMS Energy’s and Consumers’ DC SERP expense was $1 million for each of the years ended December 31, 2018 and 2017 and less than $1 million for the year ended December 31, 2016.
401(k) Plan: The 401(k) plan employer match equals 100 percent of eligible contributions up to the first three percent of an employee’s wages and 50 percent of eligible contributions up to the next two  percent of an employee’s wages. The total 401(k) plan cost for CMS Energy, including Consumers, was $27 million for the year ended December 31, 2018, $26 million for the year ended December 31, 2017, and $24 million for the year ended December 31, 2016. The total 401(k) plan cost for Consumers was

$26 million for the year ended December 31, 2018, $25 million for the year ended December 31, 2017, and $23 million for the year ended December 31, 2016.
OPEB Plan: Participants in the OPEB Plan include all regular full-time employees covered by the employee health care plan on the day before retirement from either CMS Energy or Consumers at age 55 or older with at least ten full years of applicable continuous service. Regular full-time employees who qualify for disability retirement under the DB Pension Plans or are disabled and covered by the DCCP and who have 15 years of applicable continuous service may also participate in the OPEB Plan. Retiree health care costs were based on the assumption that costs would increase 7.00 percent in 2019 and 7.50 percent in 2018 for those under 65 and would increase 7.75 percent in 2019 and 8.00 percent in 2018 for those over 65. The rate of increase was assumed to decline to 4.75 percent by 2027 and thereafter for all retirees.
In November 2017, CMS Energy and Consumers approved certain amendments to the OPEB Plan. Under these amendments, effective January 1, 2019, certain Medicare-eligible retirees will purchase health care plans from private Medicare exchanges. CMS Energy and Consumers performed a remeasurement of the OPEB Plan as of October 31, 2017, resulting in a significant reduction in the benefit obligation. In July 2018, CMS Energy and Consumers approved an amendment to the OPEB Plan to improve survivor benefits for certain Medicare-eligible retirees, effective January 1, 2019, resulting in a $26 million increase in the benefit obligation.
The assumptions used in the health care cost-trend rate affect service cost, interest cost, and the PBO. Presented in the following table are the effects of a one-percentage-point change in the health care cost-trend assumption:

In Millions
Year Ended December 31, 2018	One Percentage Point Increase	One Percentage Point Decrease
CMS Energy, including Consumers
Effect on total service and interest cost component	$2	$(2)
Effect on PBO	30	(26)
Consumers
Effect on total service and interest cost component	$2	$(2)
Effect on PBO	28	(25)

Assumptions: Presented in the following table are the weighted-average assumptions used in CMS Energy’s and Consumers’ retirement benefits plans to determine benefit obligations and net periodic benefit cost:

December 31	2018	2017	2016
CMS Energy, including Consumers
Weighted average for benefit obligations[1]
Discount rate[2]
DB Pension Plan A3	4.48%	3.78%
DB Pension Plan B3	4.32	3.64
DB SERP	4.32	3.65	4.16%
OPEB Plan	4.42	3.74	4.49
Rate of compensation increase
DB Pension Plan A3	3.50	3.50
DB SERP	5.50	5.50	5.50
Weighted average for net periodic benefit cost1
Service cost discount rate[2,4]
DB Pension Plan A3	3.85
DB SERP	3.83	4.51	4.87
OPEB Plan	3.93	4.89	4.75
Interest cost discount rate[2,4]
DB Pension Plan A3	3.39
DB Pension Plan B3	3.24
DB SERP	3.26	3.51	3.64
OPEB Plan	3.35	3.79	3.89
Expected long-term rate of return on plan assets[5]
DB Pension Plans	7.00	7.25	7.25
OPEB Plan	7.00	7.25	7.25
Rate of compensation increase
DB Pension Plan A3	3.50
DB SERP	5.50	5.50	5.50

[1]
The mortality assumption for benefit obligations was based on the RP-2014 mortality table, with projection scales MP-2018 for 2018, MP-2017 for 2017, and MP-2016 for 2016. The mortality assumption for net periodic benefit cost for 2018, 2017, and 2016 was based on the RP-2014 mortality table, with projection scales MP-2017 for 2018, MP-2016 for 2017, and MP-2015 for 2016.

[2]
The discount rate reflects the rate at which benefits could be effectively settled and is equal to the equivalent single rate resulting from a yield-curve analysis. This analysis incorporated the projected benefit payments specific to CMS Energy’s and Consumers’ DB Pension Plans and OPEB Plan and the yields on high-quality corporate bonds rated Aa or better.

[3]
Effective December 31, 2017, CMS Energy’s and Consumers’ existing defined benefit pension plan was amended to include only retired or inactive employees; this amended plan is referred to as DB Pension Plan B. Active employees were moved to a newly created pension plan, referred to as DB Pension Plan A.

The assumptions used to measure the plan obligation of the previous defined benefit pension plan at December 31, 2016 were:

•	discount rate of 4.30 percent

•	weighted-average rate of compensation increase of 3.60 percent

The assumptions used to measure the plan cost of the previous defined benefit pension plan were:

•	service cost discount rate of 4.53 percent at December 31, 2017 and 4.79 percent at December 31, 2016

•	interest cost discount rate of 3.56 percent at December 31, 2017 and 3.66 percent at December 31, 2016

•	weighted-average rate of compensation increase of 3.60 percent at December 31, 2017 and 3.00 percent at December 31, 2016

[4]
In 2016, CMS Energy and Consumers changed the method they use to determine the discount rate used to calculate the service cost and interest cost components of net periodic benefit costs for the DB Pension and OPEB Plans. Historically, the discount rate used for this purpose represented a single weighted-average rate derived from the yield curve used to determine the benefit obligation. CMS Energy and Consumers have elected to use instead a full-yield-curve approach in the estimation of service cost and interest cost; this approach is more accurate in that it applies individual spot rates along the yield curve to future projected benefit payments based on the time of payment.

[5]
CMS Energy and Consumers determined the long-term rate of return using historical market returns, the present and expected future economic environment, the capital market principles of risk and return, and the expert opinions of individuals and firms with financial market knowledge. CMS Energy and Consumers considered the asset allocation of the portfolio in forecasting the future expected total return of the portfolio. The goal was to determine a long-term rate of return that could be incorporated into the planning of future cash flow requirements in conjunction with the change in the liability. Annually, CMS Energy and Consumers review for reasonableness and appropriateness the forecasted returns for various classes of assets used to construct an expected return model. CMS Energy’s and Consumers’ expected long-term rate of return on the assets of the DB Pension Plans was 7.00 percent in 2018. The actual return (loss) on the assets of the DB Pension Plans was (6.7) percent in 2018, 18.0 percent in 2017, and 8.0 percent in 2016.

Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	DB Pension Plans and DB SERP			OPEB Plan
Years Ended December 31	2018	2017	2016	2018	2017	2016
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$48	$45	$42	$17	$19	$18
Interest cost	95	93	90	34	51	46
Expected return on plan assets	(149)	(153)	(147)	(97)	(90)	(85)
Amortization of:
Net loss	76	82	71	15	29	21
Prior service cost (credit)	3	5	4	(67)	(40)	(41)
Net periodic cost (credit)	$73	$72	$60	$(98)	$(31)	$(41)
Consumers
Net periodic cost (credit)
Service cost	$47	$44	$41	$16	$19	$17
Interest cost	88	90	87	33	49	45
Expected return on plan assets	(139)	(149)	(143)	(91)	(84)	(80)
Amortization of:
Net loss	73	79	68	16	29	22
Prior service cost (credit)	3	4	4	(65)	(39)	(40)
Net periodic cost (credit)	$72	$68	$57	$(91)	$(26)	$(36)

Presented in the following table are the estimated net loss and prior service cost (credit) that will be amortized into net periodic benefit cost in 2019 from or to the associated regulatory asset and AOCI:

In Millions
	DB Pension Plans	OPEB Plan
CMS Energy, including Consumers
Regulatory asset	$47	$(35)
AOCI	3	(1)
Consumers
Regulatory asset	$47	$(35)
CMS Energy and Consumers amortize net gains and losses in excess of ten percent of the greater of the PBO or the MRV over the average remaining service period for DB Pension Plan A and the OPEB Plan and over the average remaining life expectancy of participants for DB Pension Plan B. For DB Pension Plan A, the estimated period of amortization of gains and losses was nine years for the years ended December 31, 2018 and 2017. For DB Pension Plan B, the estimated period of amortization of gains and losses was 20 years for the years ended December 31, 2018 and 2017. For the year ended December 31, 2016, the estimated period of amortization of gains and losses for both DB Pension Plans was ten years. For the OPEB Plan, the estimated amortization period was ten years for the year ended December 31, 2018 and 11 years for the years ended December 31, 2017 and 2016.
Prior service cost (credit) amortization is established in the year in which the prior service cost (credit) first occurred, and is based on the same amortization period for all future years until the prior service cost (credit) is fully amortized. CMS Energy and Consumers had new prior service costs (credits) for OPEB in 2018 and 2017. The estimated period of amortization of these new prior service costs (credits) for CMS Energy and Consumers is nine years.
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

Reconciliations: Presented in the following table are reconciliations of the funded status of CMS Energy’s and Consumers’ retirement benefits plans with their retirement benefits plans’ liabilities:

In Millions
	DB Pension Plans				DB SERP		OPEB Plan
Years Ended December 31	2018	2017			2018	2017	2018	2017
CMS Energy, including Consumers
Benefit obligation at beginning of period	$2,780		$2,562		$154	$151	$1,097		$1,408
Service cost	48		45		—	—	17		19
Interest cost	90		88		5	5	34		51
Plan amendments	—		—		—	—	26		(309)
Actuarial (gain) loss	(258)	[1]	241	[1]	(10)	7	(74)	[1]	(24)	[1]
Benefits paid	(148)		(156)		(9)	(9)	(55)		(48)
Benefit obligation at end of period	$2,512		$2,780		$140	$154	$1,045		$1,097
Plan assets at fair value at beginning of period	$2,305		$2,101		$—	$—	$1,420		$1,264
Actual return on plan assets	(150)		360		—	—	(86)		203
Company contribution	240		—		9	9	—		—
Actual benefits paid	(148)		(156)		(9)	(9)	(54)		(47)
Plan assets at fair value at end of period	$2,247		$2,305		$—	$—	$1,280		$1,420
Funded status	$(265)	[2]	$(475)	[2]	$(140)	$(154)	$235		$323
Consumers
Benefit obligation at beginning of period					$112	$109	$1,053		$1,365
Service cost					—	—	16		19
Interest cost					4	4	33		49
Plan amendments					—	—	25		(303)
Actuarial (gain) loss					(8)	5	(70)	[1]	(31)	[1]
Benefits paid					(7)	(6)	(53)		(46)
Benefit obligation at end of period					$101	$112	$1,004		$1,053
Plan assets at fair value at beginning of period					$—	$—	$1,329		$1,184
Actual return on plan assets					—	—	(80)		190
Company contribution					7	6	—		—
Actual benefits paid					(7)	(6)	(52)		(45)
Plan assets at fair value at end of period					$—	$—	$1,197		$1,329
Funded status					$(101)	$(112)	$193		$276

[1]
The actuarial gain for 2018 for the DB Pension Plans was primarily the result of higher discount rates. The actuarial loss for 2017 was primarily the result of lower discount rates. The actuarial gain for 2018 for the OPEB Plan was primarily the result of higher discount rates. The actuarial gain for 2017 was primarily the result of better claim experience in calculating the plan’s funded status.

[2]
At December 31, 2018, $246 million of the total funded status of the DB Pension Plans was attributable to Consumers, based on an allocation of expenses. At December 31, 2017, $455 million of the total funded status of the DB Pension Plans was attributable to Consumers, based on an allocation of expenses.

Presented in the following table is the classification of CMS Energy’s and Consumers’ retirement benefit plans’ assets and liabilities:

In Millions
December 31	2018	2017
CMS Energy, including Consumers
Non-current assets
DB Pension Plans	$38	$143
OPEB Plan	235	323
Current liabilities
DB SERP	10	9
Non-current liabilities
DB Pension Plans	303	618
DB SERP	130	145
Consumers
Non-current assets
DB Pension Plans	$49	$147
OPEB Plan	193	276
Current liabilities
DB SERP	7	7
Non-current liabilities
DB Pension Plans	295	602
DB SERP	94	105
The ABO for the DB Pension Plans was $2.2 billion at December 31, 2018 and $2.4 billion at December 31, 2017. Presented in the following table is information related to the defined benefit pension plan for which the PBO and the ABO exceed plan assets:

In Millions
December 31	2018	2017
CMS Energy, including Consumers
PBO	$1,363	$1,511
ABO	1,091	1,164
Fair value of plan assets	1,059	893

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost: Presented in the following table are the amounts recognized in regulatory assets, regulatory liabilities, and AOCI that have not been recognized as components of net periodic benefit cost. For additional details on regulatory assets and liabilities, see Note 3, Regulatory Matters.

In Millions
	DB Pension Plans and DB SERP		OPEB Plan
Years Ended December 31	2018	2017	2018	2017
CMS Energy, including Consumers
Regulatory assets (liabilities)
Net loss	$978	$1,017	$402	$316
Prior service cost (credit)	9	11	(361)	(451)
Regulatory assets (liabilities)	$987	$1,028	$41	$(135)
AOCI
Net loss (gain)	90	97	2	(6)
Prior service cost (credit)	—	1	(9)	(12)
Total amounts recognized in regulatory assets (liabilities) and AOCI	$1,077	$1,126	$34	$(153)
Consumers
Regulatory assets (liabilities)
Net loss	$978	$1,017	$402	$316
Prior service cost (credit)	9	11	(361)	(451)
Regulatory assets (liabilities)	$987	$1,028	$41	$(135)
AOCI
Net loss	27	36	—	—
Total amounts recognized in regulatory assets (liabilities) and AOCI	$1,014	$1,064	$41	$(135)
Plan Assets: Presented in the following tables are the fair values of the assets of CMS Energy’s DB Pension Plans and OPEB Plan, by asset category and by level within the fair value hierarchy. For additional details regarding the fair value hierarchy, see Note 6, Fair Value Measurements.

In Millions
	DB Pension Plans
	December 31, 2018			December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Cash and short-term investments	$242	$242	$—	$21	$21	$—
U.S. government and agencies securities	11	—	11	4	—	4
Corporate debt	400	—	400	336	—	336
State and municipal bonds	6	—	6	9	—	9
Foreign corporate bonds	35	—	35	31	—	31
Mutual funds	552	552	—	662	662	—
	$1,246	$794	$452	$1,063	$683	$380
Pooled funds	1,001			1,242
Total	$2,247			$2,305

In Millions
	OPEB Plan
	December 31, 2018			December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Cash and short-term investments	$36	$36	$—	$16	$16	$—
U.S. government and agencies securities	2	—	2	1	—	1
Corporate debt	55	—	55	50	—	50
State and municipal bonds	1	—	1	1	—	1
Foreign corporate bonds	5	—	5	4	—	4
Common stocks	41	41	—	40	40	—
Mutual funds	594	594	—	647	647	—
	$734	$671	$63	$759	$703	$56
Pooled funds	546			661
Total	$1,280			$1,420
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
Common Stocks: Common stocks in the OPEB Plan consist of equity securities that are actively managed and tracked to the S&P 500 Index. These securities are valued at their quoted closing prices.
Mutual Funds: Mutual funds represent shares in registered investment companies that are priced based on the daily quoted net asset values that are publicly available and are the basis for transactions to buy or sell shares in the funds.
Pooled Funds: Pooled funds include both common and collective trust funds as well as special funds that contain only employee benefit plan assets from two or more unrelated benefit plans. These funds primarily consist of U.S. and foreign equity securities, but also include U.S. and foreign fixed-income securities and multi-asset investments. Since these investments are valued at their net asset value as a practical expedient, they are not classified in the fair value hierarchy.

Asset Allocations: Presented in the following table are the investment components of the assets of CMS Energy’s DB Pension Plans and OPEB Plan as of December 31, 2018:

	DB Pension Plans	OPEB Plan
Equity securities	52%	50%
Fixed-income securities	42	31
Multi-asset investments	6	19
	100%	100%
CMS Energy’s target asset allocation for the assets of the DB Pension Plans is 53 percent equity, 41 percent fixed income, and 6 percent multi-asset investments. This target asset allocation is expected to continue to maximize the long-term return on plan assets, while maintaining a prudent level of risk. The level of acceptable risk is a function of the liabilities of the plan. Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P MidCap and SmallCap Indexes and Foreign Equity Funds. Fixed-income investments are diversified across investment grade instruments of government and corporate issuers as well as high-yield and global bond funds. Multi-assets are diversified across absolute return investment approaches and global tactical asset allocation, such as inflation protected securities, real estate investment trusts, commodities, currency, and preferred stock. CMS Energy uses annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.
CMS Energy established union and non‑union VEBA trusts to fund future retiree health and life insurance benefits. These trusts are funded through the ratemaking process for Consumers and through direct contributions from the non‑utility subsidiaries. CMS Energy’s target asset allocation for the health trusts is 50 percent equity, 30 percent fixed income, and 20 percent multi-asset investments. CMS Energy’s target asset allocation for the life trusts is 42 percent equity, 28 percent fixed income, and 30 percent multi-asset investments. These target allocations are expected to continue to maximize the long-term return on plan assets, while maintaining a prudent level of risk. The level of acceptable risk is a function of the liabilities of the plans. Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P SmallCap Index and Foreign Equity Funds. Fixed-income investments are diversified across investment grade instruments of government and corporate issuers. Multi-assets are diversified across absolute return investment approaches and global tactical asset allocation, such as inflation protected securities, real estate investment trusts, commodities, currency and preferred stock. CMS Energy uses annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.
Contributions: Presented in the following table are the contributions to CMS Energy’s and Consumers’ OPEB Plan and DB Pension Plans:

In Millions
Years Ended December 31	2018	2017
CMS Energy, including Consumers
OPEB Plan	$—	$—
DB Pension Plans	240	—
Consumers
OPEB Plan	$—	$—
DB Pension Plans	234	—
Contributions comprise required amounts and discretionary contributions. Neither CMS Energy nor Consumers plans to contribute to the OPEB Plan or DB Pension Plans in 2019. Actual future contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.
Benefit Payments: Presented in the following table are the expected benefit payments for each of the next five years and the five-year period thereafter:

In Millions
	DB Pension Plans	DB SERP	OPEB Plan
CMS Energy, including Consumers
2019	$159	$10	$59
2020	162	10	61
2021	164	10	64
2022	165	10	65
2023	165	10	66
2024-2028	823	46	328
Consumers
2019	$149	$7	$57
2020	152	7	59
2021	154	7	61
2022	155	7	62
2023	155	7	63
2024-2028	777	31	315
Collective Bargaining Agreements: At December 31, 2018, unions represented 35 percent of CMS Energy’s employees and 37 percent of Consumers’ employees. The UWUA represents Consumers’ operating, maintenance, construction, and call center employees. The USW represents Zeeland employees. Union contracts expire in 2020.
13:    Stock-Based Compensation
CMS Energy and Consumers provide a PISP to officers, employees, and non‑employee directors based on their contributions to the successful management of the company. The PISP has a ten-year term, expiring in May 2024.
In 2018, all awards were in the form of restricted stock or restricted stock units. The PISP also allows for unrestricted common stock, stock options, stock appreciation rights, phantom shares, performance units, and incentive options, none of which was granted in 2018, 2017, or 2016.
Shares awarded or subject to stock options, phantom shares, or performance units may not exceed 6.5 million shares from June 2014 through May 2024, nor may such awards to any recipient exceed 500,000 shares in any calendar year. CMS Energy and Consumers may issue awards of up to 3,714,544 shares of common stock under the PISP as of December 31, 2018. Shares for which payment or exercise is in cash, as well as shares that expire, terminate, or are canceled or forfeited, may be awarded or granted again under the PISP.
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
Performance-based restricted stock vesting is contingent on meeting at least a 36-month service requirement and a performance condition. The performance condition is based on an adjusted measure of CMS Energy’s EPS growth relative to a peer group over a three-year period. The awards granted in 2018, 2017, and 2016 require a 38-month service period. Market-based restricted stock vesting is generally contingent on meeting a three-year service requirement and a market condition. The market condition is based on a comparison of CMS Energy’s total shareholder return with the median total shareholder return of a peer group over the same three-year period. Depending on the outcome of the performance condition or the market condition, a recipient may earn a total award ranging from zero to 200 percent of the initial grant. Time-lapse restricted stock generally vests after a service period of three years.
Restricted Stock Units: In 2018, 2017, and 2016, CMS Energy and Consumers granted restricted stock units to certain non‑employee directors who elected to defer their restricted stock awards. The restricted stock units generally vest after a service period of one year or, if earlier, at the next annual meeting. The restricted stock units will be distributed to the recipients as shares in accordance with the directors’ deferral agreements. Restricted stock units do not have voting rights, but do have dividend rights. In lieu of cash dividend payments, the dividends on restricted stock units are paid in additional units equal to the value of the dividends. These additional restricted stock units are subject to the same vesting and distribution conditions as the underlying restricted stock units. No restricted stock units were forfeited during 2018.

Presented in the following tables is the activity for restricted stock and restricted stock units under the PISP:

	CMS Energy, including Consumers		Consumers
Year Ended December 31, 2018	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	1,193,266	$38.48	1,145,122	$38.50
Granted
Restricted stock	642,390	26.49	607,749	26.51
Restricted stock units	12,450	41.77	11,934	42.01
Vested
Restricted stock	(597,636)	23.08	(567,154)	23.15
Restricted stock units	(12,686)	40.99	(12,260)	40.98
Forfeited – restricted stock	(26,555)	39.73	(26,555)	39.73
Nonvested at end of period	1,211,229	$39.70	1,158,836	$39.71

Year Ended December 31, 2018	CMS Energy, including Consumers	Consumers
Granted
Time-lapse awards	122,615	117,029
Market-based awards	134,179	126,558
Performance-based awards	134,179	126,558
Restricted stock units	11,196	10,792
Dividend equivalents on market-based awards	21,154	20,077
Dividend equivalents on performance-based awards	25,925	24,583
Dividend equivalents on restricted stock units	1,254	1,142
Additional market-based shares based on achievement of condition	88,987	84,025
Additional performance-based shares based on achievement of condition	115,351	108,919
Total granted	654,840	619,683
CMS Energy and Consumers charge the fair value of the restricted stock awards to expense over the required service period and charge the fair value of the restricted stock units to expense immediately. For performance-based awards, CMS Energy and Consumers estimate the number of shares expected to vest at the end of the performance period based on the probable achievement of the performance objective. Performance-based and market-based restricted stock awards have graded vesting features for retirement-eligible employees, and CMS Energy and Consumers recognize expense for those awards on a graded vesting schedule over the required service period. Expense for performance-based and market-based restricted stock awards for non‑retirement-eligible employees and time-lapse awards is recognized on a straight-line basis over the required service period.
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

Presented in the following table are the most important assumptions used to estimate the fair value of the market-based restricted stock awards:

Years Ended December 31	2018	2017	2016
Expected volatility	16.7%	18.0%	16.7%
Expected dividend yield	2.8	3.0	3.2
Risk-free rate	2.1	1.5	1.0
Presented in the following table is the weighted-average grant-date fair value of all awards under the PISP:

Years Ended December 31	2018	2017	2016
CMS Energy, including Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$26.49	$28.61	$31.74
Restricted stock units granted	41.77	41.98	39.12
Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$26.51	$28.67	$31.77
Restricted stock units granted	42.01	41.97	39.12
Presented in the following table are amounts related to restricted stock awards and restricted stock units:

In Millions
Years Ended December 31	2018	2017	2016
CMS Energy, including Consumers
Fair value of shares that vested during the year	$27	$37	$31
Compensation expense recognized	17	17	16
Income tax benefit recognized	1	7	7
Consumers
Fair value of shares that vested during the year	$26	$35	$30
Compensation expense recognized	16	16	16
Income tax benefit recognized	1	7	6
At December 31, 2018, $19.4 million of total unrecognized compensation cost was related to restricted stock for CMS Energy, including Consumers, and $18.6 million of total unrecognized compensation cost was related to restricted stock for Consumers. CMS Energy and Consumers expect to recognize this cost over a weighted-average period of two years.

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
In December 2017, President Trump signed the TCJA, which changed existing federal tax law and included numerous provisions that affect businesses. Provisions significantly impacting CMS Energy and Consumers include:

•	Reduction of the corporate income tax rate from 35 percent to 21 percent

•	Repeal of the alternative minimum tax along with a provision requiring companies to recover alternative minimum tax credit carryforwards over the four-year period ending in 2021

•	Limitation on the use of net operating loss carryforwards arising after December 31, 2017 to 80 percent of a company’s taxable income with an indefinite carryforward

•	A provision allowing companies to expense 100 percent of the cost of certain property when placed in service

•	Limitation on the deduction for net interest expense to 30 percent of adjusted taxable income

•	A requirement to use a normalization method of accounting for excess tax reserves associated with public utility property
As a rate-regulated utility, in taxable years beginning after 2017, Consumers is excluded from certain provisions of the TCJA, including those allowing companies to expense 100 percent of the cost of certain property and those limiting the amount of interest expense companies may deduct.
In November 2018, the IRS issued proposed regulations that allow all interest expense of a consolidated group to be deductible as long as a public utility comprises at least 90 percent of the total consolidated business. Under these proposed regulations, CMS Energy expects to meet the de minimis safe harbor rule in 2018 and therefore, the full amount of CMS Energy’s 2018 consolidated interest expense would be deductible.
Substantially all of the tax law changes enacted by the TCJA were effective for taxable years beginning after December 31, 2017. Under GAAP (ASC 740), companies must recognize the effects of a tax law change in the period of enactment. The staff of the SEC issued guidance in Staff Accounting Bulletin No. 118 that clarified accounting for income taxes under ASC 740 if information is not yet available or complete and provided for up to a one-year period in which to complete the required analyses and accounting. CMS Energy and Consumers made reasonable estimates in measuring and accounting for the effects of the TCJA in the December 31, 2017 financial statements. The measurement period provided by Staff Accounting Bulletin No. 118 is now complete. CMS Energy recorded a $5 million increase to income tax expense, including a $1 million increase at Consumers, representing a true-up of their estimates during the year ended December 31, 2018.

Presented in the following table is the difference between actual income tax expense on continuing operations and income tax expense computed by applying the statutory U.S. federal income tax rate:

In Millions, Except Tax Rate
Years Ended December 31	2018	2017	2016
CMS Energy, including Consumers
Income from continuing operations before income taxes	$774	$886	$826
Income tax expense at statutory rate	163	310	289
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	46	26	37
Accelerated flow-through of regulatory tax benefits[2]	(39)	(39)	(39)
TCJA excess deferred taxes[3]	(26)	—	—
Production tax credits	(14)	(8)	(9)
Research and development tax credits, net[4]	(11)	(1)	(2)
Impact of the TCJA[5]	(4)	148	—
Other, net	—	(12)	(3)
Income tax expense	$115	$424	$273
Effective tax rate	14.9%	47.9%	33.1%
Consumers
Income from continuing operations before income taxes	$847	$971	$936
Income tax expense at statutory rate	178	340	328
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	51	30	44
Accelerated flow-through of regulatory tax benefits[2]	(39)	(39)	(39)
TCJA excess deferred taxes[3]	(26)	—	—
Production tax credits	(12)	(8)	(9)
Research and development tax credits, net[4]	(11)	(1)	(2)
Impact of the TCJA[5]	1	33	—
Other, net	—	(16)	(2)
Income tax expense	$142	$339	$320
Effective tax rate	16.8%	34.9%	34.2%

[1]
In September 2017, CMS Energy completed the evaluation of its methodology for the state apportionment of Consumers’ electricity sales to MISO, taking into account recent state tax law developments in the electric utility sector. To recognize the anticipated refund and the impact of the expected lower effective tax rate on their deferred state tax liabilities, CMS Energy, including Consumers, recorded a $14 million income tax benefit in 2017. These tax benefits were net of reserves for uncertain tax positions and primarily attributable to Consumers. In April 2018, CMS Energy amended its 2013 Michigan Corporate Income Tax return and submitted a refund claim for taxes previously paid. In November 2018, the refund claim was denied by the State of Michigan. CMS Energy has submitted a petition for informal conference.

[2]
In 2013, the MPSC issued an order authorizing Consumers to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993. Consumers implemented this regulatory treatment beginning in 2014. This change, which also accelerates Consumers’ recognition of the income tax benefits, reduced Consumers’ income tax expense by $39 million for each of the years ended December 31, 2018, 2017, and 2016.

[3]
In December 2017, Consumers remeasured its deferred tax assets and liabilities at the new federal tax rate enacted by the TCJA and recorded a $1.8 billion regulatory liability. This regulatory liability relates to the excess deferred taxes arising from accelerated tax depreciation on assets in rate base that are governed by normalization provisions of the Internal Revenue Code. The normalization provisions require that the excess deferred taxes be refunded to customers over the remaining average service life of the associated assets. In January 2018, Consumers began to reduce this regulatory liability by crediting income tax expense. Consumers has fully reserved for the eventual refund of these excess deferred taxes that it has credited to income tax expense in a separate regulatory liability established by reducing revenue, and will continue to do so until these benefits are passed on to customers in accordance with an MPSC order, expected to be issued in 2019. At December 31, 2018, this reserve for refund of these excess deferred taxes totaled $35 million.

[4]
In March 2018, Consumers finalized a study of research and development tax credits for the tax years 2012 through 2016. As a result, Consumers recognized an $8 million increase in the credit, net of reserves for uncertain tax positions.

[5]
In December 2017, CMS Energy and Consumers recorded a reasonable estimate to measure and account for the impact of the TCJA. The 2018 amount includes the true-up of their estimate and elimination of $9 million valuation allowance on the sequestration of alternative minimum tax credits.

Presented in the following table are the significant components of income tax expense on continuing operations:

In Millions
Years Ended December 31	2018	2017	2016
CMS Energy, including Consumers
Current income taxes
Federal	$(67)	$—	$—
State and local	—	6	9
	$(67)	$6	$9
Deferred income taxes
Federal	$112	$368	$200
State and local	58	36	47
	$170	$404	$247
Deferred income tax credit	12	14	17
Tax expense	$115	$424	$273
Consumers
Current income taxes
Federal	$6	$159	$9
State and local	13	17	22
	$19	$176	$31
Deferred income taxes
Federal	$60	$120	$227
State and local	51	29	45
	$111	$149	$272
Deferred income tax credit	12	14	17
Tax expense	$142	$339	$320
For the year ended December 31, 2017, the impact of the TCJA was a $148 million increase in deferred income tax expense at CMS Energy, including Consumers, and a $33 million increase in deferred income tax expense at Consumers. The TCJA had no impact on current income tax expense in 2017.

Presented in the following table are the principal components of deferred income tax assets (liabilities) recognized:

In Millions
December 31	2018	2017
CMS Energy, including Consumers
Deferred income tax assets
Tax loss and credit carryforwards	$385	$453
Net regulatory tax liability	395	411
Reserves and accruals	39	40
Total deferred income tax assets	$819	$904
Valuation allowance	(8)	(15)
Total deferred income tax assets, net of valuation allowance	$811	$889
Deferred income tax liabilities
Plant, property, and equipment	$(1,955)	$(1,891)
Employee benefits	(165)	(96)
Securitized costs	(65)	(71)
Gas inventory	(35)	(37)
Other	(78)	(63)
Total deferred income tax liabilities	$(2,298)	$(2,158)
Total net deferred income tax liabilities	$(1,487)	$(1,269)
Consumers
Deferred income tax assets
Net regulatory tax liability	$395	$411
Tax loss and credit carryforwards	64	101
Reserves and accruals	21	21
Total deferred income tax assets	$480	$533
Deferred income tax liabilities
Plant, property, and equipment	$(1,943)	$(1,901)
Employee benefits	(172)	(105)
Securitized costs	(65)	(71)
Gas inventory	(35)	(37)
Other	(74)	(59)
Total deferred income tax liabilities	$(2,289)	$(2,173)
Total net deferred income tax liabilities	$(1,809)	$(1,640)
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts on CMS Energy’s and Consumers’ consolidated financial statements. At December 31, 2017, CMS Energy and Consumers remeasured their deferred tax assets and liabilities and related valuation allowances using the 21 percent federal tax rate enacted in the TCJA. To reflect the lower income tax rate, Consumers reduced its net deferred tax liabilities associated with its utility book-tax temporary differences by $1.6 billion for the year ended December 31, 2017. Of this amount, Consumers recognized deferred tax expense of $33 million related to nonrecoverable net deferred tax assets, with the remaining amount being recorded as a net regulatory tax liability. For further details on Consumers’ net regulatory tax liability, see Note 3, Regulatory Matters.

In addition to the amounts recorded at Consumers at December 31, 2017, CMS Energy reduced its net deferred tax assets associated with its non‑utility book-tax temporary differences by $239 million. In total, CMS Energy, including Consumers, reduced its net deferred tax liabilities by $1.3 billion for the year ended December 31, 2017.
Presented in the following table are the tax loss and credit carryforwards at December 31, 2018:

In Millions
	Gross Amount	Tax Attribute	Expiration
CMS Energy, including Consumers
Federal net operating loss carryforward	$603	$126	2034 – 2036
Local net operating loss carryforwards	406	4	2023 – 2036
General business credits	184	184	2018 – 2038
Alternative minimum tax credits	68	68	Not applicable
Federal capital loss carryover	12	2	2023
State capital loss carryover	10	1	2023
Total tax attributes		$385
Consumers
Federal net operating loss carryforward	$222	$47	2034 – 2036
General business credits	17	17	2032 – 2038
Total tax attributes		$64
CMS Energy has provided a valuation allowance of $2 million for the local tax loss carryforward, $3 million for federal and state capital loss carryforward, and $3 million for general business credits. The TCJA repealed the corporate alternative minimum tax and requires companies to recover (through offsets of regular tax and through cash refunds) all alternative minimum tax credits over the four-year period ending in 2021. In December 2018, the Office of Management and Budget announced such recovery will not be subject to sequestration for taxable years beginning after December 31, 2017. As a result, CMS Energy eliminated a valuation allowance of $9 million for sequestration of cash refunds of alternative minimum tax credits at December 31, 2018. Additionally, CMS Energy reclassified $68 million of alternative minimum tax credits to a current receivable.
CMS Energy and Consumers expect to utilize fully their tax loss and credit carryforwards for which no valuation allowance has been provided. It is reasonably possible that further adjustments will be made to the valuation allowances within one year.

Presented in the following table is a reconciliation of the beginning and ending amount of uncertain tax benefits:

In Millions
Years Ended December 31	2018	2017	2016
CMS Energy, including Consumers
Balance at beginning of period	$14	$5	$6
Additions for current-year tax positions	1	10	—
Additions for prior-year tax positions	4	—	—
Reductions for prior-year tax positions	—	(1)	—
Settlements	—	—	(1)
Balance at end of period	$19	$14	$5
Consumers
Balance at beginning of period	$21	$5	$6
Additions for current-year tax positions	2	17	—
Additions for prior-year tax positions	5	—	—
Reductions for prior-year tax positions	—	(1)	—
Settlements	—	—	(1)
Balance at end of period	$28	$21	$5
If recognized, all of these uncertain tax benefits would affect CMS Energy’s and Consumers’ annual effective tax rates in future years.
CMS Energy and Consumers recognize accrued interest and penalties, where applicable, as part of income tax expense. CMS Energy, including Consumers, recognized no interest or penalties for the years ended December 31, 2018, 2017, or 2016.
In 2018, the Michigan Department of Treasury completed its audit of the Michigan business tax returns of CMS Energy and its subsidiaries for 2008 through 2011. The audit resulted in a $1 million refund of tax.
The amount of income taxes paid is subject to ongoing audits by federal, state, local, and foreign tax authorities, which can result in proposed assessments. CMS Energy’s federal income tax returns for 2015 and subsequent years remain subject to examination by the IRS. CMS Energy’s Michigan Corporate Income Tax returns for 2013 and subsequent years remain subject to examination by the State of Michigan. CMS Energy’s and Consumers’ estimate of the potential outcome for any uncertain tax issue is highly judgmental. CMS Energy and Consumers believe that their accrued tax liabilities at December 31, 2018 were adequate for all years.

15:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

In Millions, Except Per Share Amounts
Years Ended December 31	2018	2017	2016
Income available to common stockholders
Net income	$659	$462	$553
Less income attributable to noncontrolling interests	2	2	2
Net income available to common stockholders – basic and diluted	$657	$460	$551
Average common shares outstanding
Weighted-average shares – basic	282.2	280.0	277.9
Add dilutive nonvested stock awards	0.7	0.8	1.0
Weighted-average shares – diluted	282.9	280.8	278.9
Net income per average common share available to common stockholders
Basic	$2.33	$1.64	$1.99
Diluted	2.32	1.64	1.98
Nonvested Stock Awards
CMS Energy’s nonvested stock awards are composed of participating and non‑participating securities. The participating securities accrue cash dividends when common stockholders receive dividends. Since the recipient is not required to return the dividends to CMS Energy if the recipient forfeits the award, the nonvested stock awards are considered participating securities. As such, the participating nonvested stock awards were included in the computation of basic EPS. The non‑participating securities accrue stock dividends that vest concurrently with the stock award. If the recipient forfeits the award, the stock dividends accrued on the non‑participating securities are also forfeited. Accordingly, the non‑participating awards and stock dividends were included in the computation of diluted EPS, but not in the computation of basic EPS.
Forward Equity Sale Contracts
In November 2018, CMS Energy entered into forward equity sale contracts. These forward equity sale contracts are non‑participating securities. While the forward sale price in the forward equity sale contract is decreased on certain dates by certain predetermined amounts to reflect expected dividend payments, these price adjustments were set upon inception of the agreement and the forward contract does not give the owner the right to participate in undistributed earnings. Accordingly, the forward equity sale contracts were included in the computation of diluted EPS, but not in the computation of basic EPS. For the year ended December 31, 2018, the forward equity sale contracts had an immaterial impact on diluted EPS. For further details on the forward equity sale contracts, see Note 5, Financings and Capitalization.

16:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Year Ended December 31, 2018	Electric Utility	Gas Utility	Enterprises[1]	Other Reconciling[2]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,528	$1,882	$—	$—	$6,410
Other	—	—	92	—	92
Revenue recognized from contracts with customers	4,528	1,882	92	—	6,502
Leasing income	—	—	160	—	160
Financing income	10	5	—	157	172
Consumers alternative revenue programs	23	16	—	—	39
Total operating revenue – CMS Energy	$4,561	$1,903	$252	$157	$6,873
Consumers
Consumers utility revenue
Residential	$2,049	$1,284	$—	$—	$3,333
Commercial	1,545	367	—	—	1,912
Industrial	674	55	—	—	729
Other	260	176	—	—	436
Revenue recognized from contracts with customers	4,528	1,882	—	—	6,410
Leasing income	—	—	—	—	—
Financing income	10	5	—	—	15
Alternative revenue programs	23	16	—	—	39
Total operating revenue – Consumers	$4,561	$1,903	$—	$—	$6,464

[1]	Amounts represent the enterprises segment’s operating revenue from independent power production and CMS ERM’s sales of energy commodities in support of the independent power production portfolio.

[2]	Amount represents EnerBank’s operating revenue from providing primarily unsecured consumer installment loans for financing home improvements.
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
Alternative-Revenue Programs: The energy waste reduction incentive mechanism provides a financial incentive if the energy savings of Consumers’ customers exceed annual targets established by the MPSC. The maximum incentive that Consumers may earn under this mechanism is 20 percent of the amount it spends on energy waste reduction programs. Consumers accounts for this program as an alternative-revenue program that meets the criteria for recognizing revenue related to the incentive as soon as energy savings exceed the annual targets established by the MPSC.
Under a gas revenue decoupling mechanism authorized by the MPSC, Consumers is allowed to adjust future gas rates for differences between Consumers’ actual weather-normalized non‑fuel revenues and the revenues approved by the MPSC. Consumers accounts for this program as an alternative-revenue program that meets the criteria for recognizing the effects of decoupling adjustments on revenue as gas is delivered.
Consumers does not reclassify revenue from its alternative-revenue programs to revenue from contracts with customers at the time the amounts are collected from customers.
Accounts Receivable and Unbilled Revenues: Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost, which approximates fair value. CMS Energy and Consumers establish an allowance for uncollectible accounts based on historical losses, management’s assessment of existing economic conditions, customer payment trends, and other factors. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past-due terms established with customers. CMS Energy and Consumers charge off accounts deemed uncollectible to operating expense. Uncollectible expense for CMS Energy, including Consumers, was $29 million for the year ended December 31, 2018. Uncollectible expense for Consumers was $29 million for the year ended December 31, 2018.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets, were $409 million at December 31, 2018 and $481 million at December 31, 2017.
17:    Other Income and Other Expense
Presented in the following table are the components of other income and other expense at CMS Energy and Consumers:

In Millions
Years Ended December 31	2018	2017	2016
CMS Energy, including Consumers
Other income
Fee income	$—	$—	$6
All other	2	6	2
Total other income – CMS Energy	$2	$6	$8
Consumers
Other income
Gain on CMS Energy common stock	$—	$14	$—
Fee income	—	—	6
All other	2	3	2
Total other income – Consumers	$2	$17	$8
CMS Energy, including Consumers
Other expense
Donations	$(13)	$(31)	$(23)
Civic and political expenditures	(6)	(27)	(21)
Loss on reacquired and extinguished debt	(16)	(18)	(18)
Unrealized investment loss	—	—	(5)
All other	(13)	—	(8)
Total other expense – CMS Energy	$(48)	$(76)	$(75)
Consumers
Other expense
Donations	$(13)	$(31)	$(23)
Civic and political expenditures	(6)	(27)	(21)
Unrealized investment loss	—	—	(4)
All other	(11)	—	(7)
Total other expense – Consumers	$(30)	$(58)	$(55)

18:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
December 31	2018	2017
CMS Energy, including Consumers
Cash and cash equivalents	$153	$182
Restricted cash and cash equivalents	21	17
Other non‑current assets	1	5
Cash and cash equivalents, including restricted amounts	$175	$204
Consumers
Cash and cash equivalents	$39	$44
Restricted cash and cash equivalents	17	17
Other non‑current assets	—	4
Cash and cash equivalents, including restricted amounts	$56	$65
Cash and Cash Equivalents: Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less.
Restricted Cash and Cash Equivalents: Restricted cash and cash equivalents are held primarily for the repayment of securitization bonds and funds held in escrow. Cash and cash equivalents may also be restricted to pay other contractual obligations such as leasing of coal railcars. These amounts are classified as current assets since they relate to payments that could or will occur within one year.
Other Non-current Assets: The cash equivalents classified as other non‑current assets represent an investment in a money market fund held in the DB SERP rabbi trust. See Note 6, Fair Value Measurements and Note 12, Retirement Benefits for more information regarding the DB SERP.
19:    Reportable Segments
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

CMS Energy
The reportable segments for CMS Energy are:

•	electric utility, consisting of regulated activities associated with the generation, purchase, transmission, distribution, and sale of electricity in Michigan

•	gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan

•
enterprises, consisting of various subsidiaries engaging in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production.

CMS Energy presents EnerBank, corporate interest and other expenses, and Consumers’ other consolidated entities within other reconciling items.
Consumers
The reportable segments for Consumers are:

•	electric utility, consisting of regulated activities associated with the generation, purchase, transmission, distribution, and sale of electricity in Michigan

•	gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
Consumers’ other consolidated entities are presented within other reconciling items.
Presented in the following tables is financial information by reportable segment:

In Millions
Years Ended December 31	2018	2017	2016
CMS Energy, including Consumers
Operating revenue
Electric utility	$4,561	$4,448	$4,379
Gas utility	1,903	1,774	1,685
Enterprises	252	229	215
Other reconciling items	157	132	120
Total operating revenue – CMS Energy	$6,873	$6,583	$6,399
Consumers
Operating revenue
Electric utility	$4,561	$4,448	$4,379
Gas utility	1,903	1,774	1,685
Total operating revenue – Consumers	$6,464	$6,222	$6,064
CMS Energy, including Consumers
Depreciation and amortization
Electric utility	$682	$654	$603
Gas utility	239	218	200
Enterprises	8	6	5
Other reconciling items	4	3	3
Total depreciation and amortization – CMS Energy	$933	$881	$811

In Millions
Years Ended December 31	2018	2017	2016
Consumers
Depreciation and amortization
Electric utility	$682	$654	$603
Gas utility	239	218	200
Total depreciation and amortization – Consumers	$921	$872	$803
CMS Energy, including Consumers
Income from equity method investees[1]
Enterprises	$9	$15	$13
Total income from equity method investees – CMS Energy	$9	$15	$13
CMS Energy, including Consumers
Interest charges
Electric utility	$209	$201	$196
Gas utility	79	74	72
Enterprises	2	—	1
Other reconciling items	168	163	166
Total interest charges – CMS Energy	$458	$438	$435
Consumers
Interest charges
Electric utility	$209	$201	$196
Gas utility	79	74	72
Other reconciling items	1	1	—
Total interest charges – Consumers	$289	$276	$268
CMS Energy, including Consumers
Income tax expense (benefit)
Electric utility	$109	$245	$246
Gas utility	33	96	74
Enterprises	2	72	10
Other reconciling items	(29)	11	(57)
Total income tax expense – CMS Energy	$115	$424	$273
Consumers
Income tax expense (benefit)
Electric utility	$109	$245	$246
Gas utility	33	96	74
Other reconciling items	—	(2)	—
Total income tax expense – Consumers	$142	$339	$320
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$535	$455	$458
Gas utility	169	173	155
Enterprises	34	(27)	17
Other reconciling items	(81)	(141)	(79)
Total net income available to common stockholders – CMS Energy	$657	$460	$551

In Millions
Years Ended December 31	2018	2017	2016
Consumers
Net income available to common stockholder
Electric utility	$535	$455	$458
Gas utility	169	173	155
Other reconciling items	(1)	2	1
Total net income available to common stockholder – Consumers	$703	$630	$614
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[2]	$16,027	$15,221	$14,540
Gas utility[2]	7,919	7,080	6,283
Enterprises	412	167	157
Other reconciling items	42	38	30
Total plant, property, and equipment, gross – CMS Energy	$24,400	$22,506	$21,010
Consumers
Plant, property, and equipment, gross
Electric utility[2]	$16,027	$15,221	$14,540
Gas utility[2]	7,919	7,080	6,283
Other reconciling items	17	17	15
Total plant, property, and equipment, gross – Consumers	$23,963	$22,318	$20,838
CMS Energy, including Consumers
Investments in equity method investees[1]
Enterprises	$69	$64	$62
Other reconciling items	—	—	3
Total investments in equity method investees – CMS Energy	$69	$64	$65
CMS Energy, including Consumers
Total assets
Electric utility[2]	$14,079	$13,906	$13,429
Gas utility[2]	7,806	7,139	6,446
Enterprises	540	342	269
Other reconciling items	2,104	1,663	1,478
Total assets – CMS Energy	$24,529	$23,050	$21,622
Consumers
Total assets
Electric utility[2]	$14,143	$13,907	$13,430
Gas utility[2]	7,853	7,139	6,446
Other reconciling items	29	53	70
Total assets – Consumers	$22,025	$21,099	$19,946
CMS Energy, including Consumers
Capital expenditures[3]
Electric utility	$865	$882	$1,007
Gas utility	958	800	611
Enterprises	246	33	10
Other reconciling items	12	7	5
Total capital expenditures – CMS Energy	$2,081	$1,722	$1,633

In Millions
Years Ended December 31	2018	2017	2016
Consumers
Capital expenditures[3]
Electric utility	$865	$882	$1,007
Gas utility	958	800	611
Other reconciling items	2	1	—
Total capital expenditures – Consumers	$1,825	$1,683	$1,618

[1]	Consumers had no significant equity method investments.

[2]	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

[3]
Amounts include purchase of capital lease additions. Amounts also include a portion of Consumers’ capital expenditures for plant and equipment attributable to both the electric and gas utility businesses.

20:    Related-Party Transactions—Consumers
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
Presented in the following table is Consumers’ expense recorded from related-party transactions for the years ended December 31:

In Millions
Description	Related Party	2018	2017	2016
Purchases of capacity and energy	Affiliates of CMS Enterprises	$83	$90	$88
Amounts payable to related parties for purchased power and other services were $20 million at December 31, 2018 and $27 million at December 31, 2017. Accounts receivable from related parties were $13 million at December 31, 2018 and $2 million at December 31, 2017.
In July 2018, CMS Energy and Consumers sold the DB SERP debt securities and CMS Energy issued a $146 million demand note payable to the DB SERP rabbi trust. The portion of the demand note attributable to Consumers was recorded as a note receivable – related party on Consumers’ consolidated balance sheets at December 31, 2018. For additional details about the note receivable – related party, see Note 7, Financial Instruments and Note 8, Notes Receivable.
Consumers owned shares of CMS Energy common stock with a fair value of $1 million at December 31, 2018 and $21 million at December 31, 2017. For additional details on Consumers’ investment in CMS Energy common stock, see Note 7, Financial Instruments.

In January 2019, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $300 million. At December 31, 2018, there were no outstanding loans under the agreement.
21:    Variable Interest Entities
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
Presented in the following table is information about these partnerships:

Name (Ownership Interest)	Nature of the Entity	Financing of Partnership
T.E.S. Filer City (50%)	Coal-fueled power generator	Line of credit secured by T.E.S. Filer City’s coal inventory.
Grayling (50%)	Wood waste-fueled power generator	The partnership has no debt.
Genesee (50%)	Wood waste-fueled power generator	Sale of revenue bonds that mature in 2021 and bear interest at fixed rates. The debt is non-recourse to the partners and secured by a CMS Energy guarantee capped at $3 million annually.
Craven (50%)	Wood waste-fueled power generator	Line of credit secured by Craven’s property, plant, and equipment.
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
CMS Energy’s investment in these partnerships is included in investments on its consolidated balance sheets in the amount of $69 million as of December 31, 2018 and $64 million as of December 31, 2017. The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers, except through a guarantee provided by CMS Energy of $3 million annually on behalf of Genesee. Additionally, CMS Energy has deferred collections on certain receivables owed by Genesee. CMS Energy’s maximum exposure to loss from these receivables is $9 million. Consumers has not provided any financial or other support during the periods presented that was not previously contractually required.

22:	Quarterly Financial and Common Stock Information (Unaudited)

In Millions, Except Per Share Amounts
	2018
Quarters Ended	March 31	June 30	Sept 30	Dec 31
CMS Energy, including Consumers
Operating revenue	$1,953	$1,492	$1,599	$1,829
Operating income	363	255	294	250
Net income	241	140	169	109
Income attributable to noncontrolling interests	—	1	—	1
Net income available to common stockholders	241	139	169	108
Basic earnings per average common share[1]	0.86	0.49	0.60	0.38
Diluted earnings per average common share[1]	0.86	0.49	0.59	0.38
Consumers
Operating revenue	$1,855	$1,395	$1,502	$1,712
Operating income	334	229	271	231
Net income	242	152	180	131
Preferred stock dividends	—	1	—	1
Net income available to common stockholder	242	151	180	130

In Millions, Except Per Share Amounts
	2017
Quarters Ended	March 31	June 30	Sept 30	Dec 31
CMS Energy, including Consumers
Operating revenue	$1,829	$1,449	$1,527	$1,778
Operating income	388	241	330	379
Net income (loss)	199	93	172	(2)
Income attributable to noncontrolling interests	—	1	—	1
Net income (loss) available to common stockholders	199	92	172	(3)
Basic earnings (loss) per average common share[1]	0.71	0.33	0.61	(0.01)
Diluted earnings (loss) per average common share[1]	0.71	0.33	0.61	(0.01)
Consumers
Operating revenue	$1,737	$1,362	$1,437	$1,686
Operating income	359	222	308	363
Net income	211	104	181	136
Preferred stock dividends	—	1	—	1
Net income available to common stockholder	211	103	181	135

[1]	The sum of the quarters may not equal annual EPS due to changes in the number of shares outstanding.

23:    Subsequent Event
On January 30, 2019, Consumers experienced a fire at the Ray Compressor Station, which resulted in the Ray Storage Field being off-line or operating at significantly reduced capacity, which negatively affected Consumers’ natural gas supply and delivery capacity. This incident, which occurred during the extreme polar vortex weather condition, required Consumers to request voluntary reductions in customer load, to implement contingency gas supply purchases, and to implement a curtailment of natural gas deliveries for industrial and large commercial customers pursuant to Consumers’ MPSC curtailment tariff. Consumers is investigating the incident. The curtailment and request for voluntary reductions of customer loads were canceled as of midnight, February 1. At this time, Consumers cannot predict the ultimate financial impact of the incident or other gas-related incidents, but they could have a material adverse effect on Consumers’ results of operations, financial condition, or liquidity, and could subject Consumers’ gas utility to increased regulatory scrutiny.

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CMS Energy Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CMS Energy Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 5, 2019
We have served as the Company’s auditor since 2007.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Consumers Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Consumers Energy Company and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 5, 2019
We have served as the Company’s auditor since 2007.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
CMS Energy
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, CMS Energy’s CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2018.
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
Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the COSO. Based on such evaluation, CMS Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2018. The effectiveness of CMS Energy’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting: There have been no changes in CMS Energy’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Consumers
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, Consumers’ CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2018.
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
Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the COSO. Based on such evaluation, Consumers’ management concluded that its internal control over financial reporting was effective as of December 31, 2018. The effectiveness of Consumers’ internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

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
Item 9B.    Other Information
None.
Part III
Item 10.     Directors, Executive Officers and Corporate Governance
CMS Energy
Information that is required in Item 10 of this Form 10‑K regarding executive officers is included in the Item 1. Business—CMS Energy and Consumers Executive Officers section, which is incorporated by reference herein.
Information that is required in Item 10 of this Form 10‑K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2019 Annual Meetings of Shareholders to be held May 3, 2019. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.
Code of Ethics
CMS Energy has adopted an employee code of ethics, entitled “CMS Energy 2019 Code of Conduct and Guide to Ethical Business Behavior” (“Employee Code”) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of CMS Energy and its affiliates, except for EnerBank, which has its own code of conduct. The Employee Code is administered by the Chief Compliance Officer of CMS Energy, who reports directly to the Audit Committee of the Board of Directors of CMS Energy. CMS Energy has also adopted a director code of ethics entitled “Board of Directors Code of Conduct” (“Director Code”) that applies to its directors. The Director Code is administered by the Audit Committee of the Board of Directors of CMS Energy. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of CMS Energy, or if none, by disinterested members of the entire Board of Directors of CMS Energy. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to CMS Energy’s CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of CMS Energy’s Director Code will be disclosed on CMS Energy’s website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.
Consumers
Information that is required in Item 10 of this Form 10‑K regarding executive officers is included in the Item 1. Business—CMS Energy and Consumers Executive Officers section, which is incorporated by reference herein.

Information that is required in Item 10 of this Form 10‑K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2019 Annual Meetings of Shareholders to be held May 3, 2019. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.
Code of Ethics
Consumers has adopted an employee code of ethics, entitled “CMS Energy 2019 Code of Conduct and Guide to Ethical Business Behavior” (“Employee Code”) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of Consumers and its affiliates, except for EnerBank, which has its own code of conduct. The Employee Code is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. Consumers has also adopted a director code of ethics entitled “Board of Directors Code of Conduct” (“Director Code”) that applies to its directors. The Director Code is administered by the Audit Committee of the Board of Directors of Consumers. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of Consumers, or if none, by disinterested members of the entire Board of Directors of Consumers. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to Consumers’ CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of Consumers’ Director Code will be disclosed on Consumers’ website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.
Item 11.    Executive Compensation
See the note below.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
Presented in the following table is information regarding CMS Energy’s equity compensation plans as of December 31, 2018:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	—	$—	3,714,544
Also see the note below.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
See the note below.
Item 14.    Principal Accountant Fees and Services
See the note below.
NOTE: Information that is required by Part III—Items 11, 12, 13, and 14 of this Form 10‑K is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2019 Annual Meetings of Shareholders to be held May 3, 2019. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.

Part IV
Item 15.     Exhibits and Financial Statement Schedules
The following financial statements are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

•	Consolidated Statements of Income of CMS Energy for the years ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Comprehensive Income of CMS Energy for the years ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Cash Flows of CMS Energy for the years ended December 31, 2018, 2017, and 2016

•	Consolidated Balance Sheets of CMS Energy at December 31, 2018 and 2017

•	Consolidated Statements of Changes in Equity of CMS Energy for the years ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Income of Consumers for the years ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Comprehensive Income of Consumers for the years ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Cash Flows of Consumers for the years ended December 31, 2018, 2017, and 2016

•	Consolidated Balance Sheets of Consumers at December 31, 2018 and 2017

•	Consolidated Statements of Changes in Equity of Consumers for the years ended December 31, 2018, 2017, and 2016

•	Notes to the Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm for CMS Energy

•	Report of Independent Registered Public Accounting Firm for Consumers
The following financial statement schedules are included below:

•	Schedule I — Condensed Financial Information of Registrant, CMS Energy—Parent Company at December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016

•	Schedule II — Valuation and Qualifying Accounts and Reserves of CMS Energy for the years ended December 31, 2018, 2017, and 2016

•	Schedule II — Valuation and Qualifying Accounts and Reserves of Consumers for the years ended December 31, 2018, 2017, and 2016

Schedule I — Condensed Financial Information of Registrant
CMS Energy—Parent Company
Condensed Statements of Income

In Millions
Years Ended December 31	2018	2017	2016

Operating Expenses
Other operating expenses	$(7)	$(9)	$(14)
Total operating expenses	(7)	(9)	(14)

Operating Loss	(7)	(9)	(14)

Other Income (Expense)
Equity earnings of subsidiaries	780	633	660
Nonoperating retirement benefits, net	(1)	(1)	(1)
Interest income	2	1	1
Other income	—	2	—
Other expense	(17)	(31)	(19)
Total other income	764	604	641

Interest Charges
Interest on long-term debt	135	143	150
Intercompany interest expense and other	7	3	1
Total interest charges	142	146	151

Income Before Income Taxes	615	449	476
Income Tax Benefit	(42)	(11)	(75)

Net Income Available to Common Stockholders	$657	$460	$551
The accompanying notes are an integral part of these statements.

Schedule I — Condensed Financial Information of Registrant (Continued)
CMS Energy—Parent Company
Condensed Statements of Cash Flows

In Millions
Years Ended December 31	2018	2017	2016

Cash Flows from Operating Activities
Net cash provided by operating activities	$702	$433	$422

Cash Flows from Investing Activities
Investment in subsidiaries	(363)	(447)	(275)
Proceeds from DB SERP investments	22	—	—
Net cash used in investing activities	(341)	(447)	(275)

Cash Flows from Financing Activities
Proceeds from issuance of debt	560	799	603
Issuance of common stock	41	83	72
Retirement of long-term debt	(675)	(425)	(530)
Debt prepayment costs	(16)	(18)	(18)
Payment of dividends on common stock	(405)	(375)	(345)
Debt issuance costs and financing fees	(8)	(3)	(5)
Change in notes payable - intercompany	142	(47)	76
Net cash provided by (used in) financing activities	(361)	14	(147)

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	—	—	—
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	—	—	—

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$—	$—	$—
The accompanying notes are an integral part of these statements.

Schedule I — Condensed Financial Information of Registrant (Continued)
CMS Energy—Parent Company
Condensed Balance Sheets

ASSETS
In Millions
December 31	2018	2017

Current Assets
Notes and accrued interest receivable	$2	$5
Accounts receivable - intercompany and related parties	7	7
Federal income tax receivable	44	77
Accrued taxes	26	57
Prepayments and other current assets	1	1
Total current assets	80	147

Other Non-current Assets
Deferred income taxes	180	269
Investments in subsidiaries	7,706	7,202
Other investments – DB SERP	3	25
Other	10	2
Total other non-current assets	7,899	7,498

Total Assets	$7,979	$7,645

LIABILITIES AND EQUITY
In Millions
December 31	2018	2017

Current Liabilities
Current portion of long-term debt	$180	$225
Accounts and notes payable - intercompany	113	87
Accrued interest, including intercompany	32	34
Other current liabilities	7	5
Total current liabilities	332	351

Non-current Liabilities
Long-term debt	2,750	2,830
Notes payable - intercompany	116	—
Postretirement benefits	17	21
Other non-current liabilities	9	2
Total non-current liabilities	2,892	2,853

Equity
Common stockholders’ equity	4,755	4,441

Total Liabilities and Equity	$7,979	$7,645
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
CMS Energy has issued guarantees with a maximum potential obligation of $433 million on behalf of some of its wholly owned subsidiaries and related parties. CMS Energy’s maximum potential obligation consists primarily of potential payments:

•	to third parties under certain commodity purchase and swap agreements entered into with CMS ERM

•	to third parties under certain agreements entered into with Grand River Wind LLC, a wholly owned subsidiary of CMS Enterprises

•	to third parties in support of non‑recourse revenue bonds issued by Genesee

•	to the MDEQ on behalf of CMS Land and CMS Capital, for environmental remediation obligations at Bay Harbor

•
to the U.S. Department of Energy on behalf of Consumers, in connection with Consumers’ 2011 settlement agreement with the U.S. Department of Energy regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers

The expiry dates of these guarantees vary, depending upon contractual provisions or upon the statute of limitations under the relevant governing law.

3:	Note Payable—Intercompany
In July 2018, CMS Energy issued a demand note payable to the DB SERP rabbi trust, of which $124 million was attributable to CMS Energy’s subsidiaries. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028. This note payable is not recorded at fair value; however, its carrying value approximates fair value at December 31, 2018. This fair value measurement is classified in Level 3 within the fair value hierarchy.
Schedule II — Valuation and Qualifying Accounts and Reserves
CMS Energy Corporation
Years Ended December 31, 2018, 2017, and 2016

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for uncollectible accounts[1]
2018	$20	$29	$—	$29	$20
2017	24	29	—	33	20
2016	28	31	—	35	24
Deferred tax valuation allowance
2018	$15	$2	$—	$9	$8
2017	5	10	—	—	15
2016	4	1	—	—	5
Allowance for notes receivable[1]
2018	$20	$25	$—	$21	$24
2017	16	20	—	16	20
2016	9	19	—	12	16

[1]	Deductions represent write-offs of uncollectible accounts, net of recoveries.

Consumers Energy Company
Years Ended December 31, 2018, 2017, and 2016

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for uncollectible accounts[1]
2018	$20	$29	$—	$29	$20
2017	24	29	—	33	20
2016	28	31	—	35	24

[1]	Deductions represent write-offs of uncollectible accounts, net of recoveries.

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

				Indentures Supplemental thereto:
4.1.a	1-5611	4.2	—	100th dated as of 3/24/05 (Form 8-K filed March 30, 2005)
4.1.b	1-5611	4.2	—	104th dated as of 8/11/05 (Form 8-K filed August 11, 2005)
4.1.c	1-5611	4.1	—	112th dated as of 9/1/10 (Form 8-K filed September 7, 2010)
4.1.d	1-5611	4.1	—	113th dated as of 10/15/10 (Form 8-K filed October 20, 2010)
4.1.e	1-5611	4.1	—	114th dated as of 3/31/11 (Form 8-K filed April 6, 2011)
4.1.f	1-5611	4.1	—	116th dated as of 9/1/11 (Form 10-Q for the quarterly period ended September 30, 2011)
4.1.g	1-5611	4.1	—	117th dated as of 5/8/12 (Form 8-K filed May 8, 2012)
4.1.h	1-5611	4.1	—	119th dated as of 8/3/12 (Form 10-Q for the quarterly period ended September 30, 2012)
4.1.i	1-5611	4.1	—	120th dated as of 12/17/12 (Form 8-K filed December 20, 2012)
4.1.j	1-5611	4.1	—	121st dated as of 5/17/13 (Form 8-K filed May 17, 2013)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.1.k	1-5611	4.1	—	122nd dated as of 8/9/13 (Form 8-K filed August 9, 2013)
4.1.l	1-5611	4.1	—	123rd dated as of 12/20/13 (Form 8-K filed December 27, 2013)
4.1.m	1-5611	4.1	—	124th dated as of 8/18/2014 (Form 8-K filed August 18, 2014)
4.1.n	1-5611	4.1	—	125th dated as of 11/6/2015 (Form 8-K filed November 6, 2015)
4.1.o	1-5611	4.1	—	126th dated as of 11/23/2015 (Form 8-K filed November 25, 2015)
4.1.p	1-5611	4.1	—	127th dated as of 8/10/16 (Form 8-K filed August 10, 2016)
4.1.q	1-5611	4.1	—	128th dated as of 2/22/17 (Form 8-K filed February 22, 2017)
4.1.r	1-5611	4.1	—	129th dated as of 9/28/17 (Form 8-K filed September 28, 2017)
4.1.s	1-5611	4.1	—	130th dated as of 11/15/17 (Form 8-K filed November 15, 2017)
4.1.t	1-5611	4.1	—	131st dated as of 5/14/18 (Form 8‑K filed May 14, 2018)
4.1.u	1-5611	4.1	—	132nd dated as of 6/5/18 (Form 8‑K filed June 5, 2018)
4.1.v	1-5611	4.1	—	133rd dated as of 10/1/18 (Form 8-K filed October 1, 2018)
4.1.w	1-5611	4.1	—	134th dated as of 11/13/18 (Form 8-K filed November 13, 2018)
4.2	1-5611	(4)(b)	—	Indenture dated as of January 1, 1996 between Consumers and The Bank of New York Mellon, as Trustee (Form 10-K for the fiscal year ended December 31, 1995)
4.3	1-5611	(4)(c)	—	Indenture dated as of February 1, 1998 between Consumers and The Bank of New York Mellon (formerly The Chase Manhattan Bank), as Trustee (Form 10-K for the fiscal year ended December 31, 1997)
4.4[1]	33-47629	(4)(a)	—	Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee (Form S-3 filed May 1, 1992)
				Indentures Supplemental thereto:
4.4.a1	1-9513	4.1	—	28th dated as of 3/12/12 (Form 8‑K filed March 12, 2012)
4.4.b1	1-9513	4.1	—	29th dated as of 3/22/13 (Form 8-K filed March 22, 2013)
4.4.c1	1-9513	4.1	—	30th dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.4.d1	1-9513	4.2	—	31st dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.4.e1	1-9513	4.1	—	32nd dated as of 11/9/15 (Form 8-K filed November 9, 2015)
4.4.f1	1-9513	4.1	—	33rd dated as of 5/5/16 (Form 8-K filed May 5, 2016)
4.4.g1	1-9513	4.1	—	34th dated as of 11/3/16 (Form 8-K filed November 3, 2016)
4.4.h1	1-9513	4.1	—	35th dated as of 2/13/17 (Form 8-K filed February 13, 2017)
4.5[1]	1-9513	(4a)	—	Indenture dated as of June 1, 1997 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed July 1, 1997)
				Indentures Supplemental thereto:
4.5.a1	1-9513	4.5.a	—	5th dated as of 2/13/18 (Form 10-K for the fiscal year ended December 31, 2017)
4.5.b1	1-9513	4.1	—	6th dated as of 3/8/18 (Form 8-K filed March 8, 2018)
4.5.c1	1-9513	4.1	—	7th dated as of 9/26/18 (Form 8-K filed September 26, 2018)
10.1[2]	1-9513	(10)(g)	—	2004 Form of Executive Severance Agreement (Form 10-Q for the quarterly period ended September 30, 2009)
10.2[2]	1-9513	10.1	—	CMS Energy Performance Incentive Stock Plan, effective March 12, 2018 (Form 8-K filed March 14, 2018)
10.3[2]			—	CMS Energy’s Deferred Salary Savings Plan, as amended and restated, effective January 1, 2019

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.4[2]	1-9513	10.5	—	CMS Energy and Consumers Director’s Deferred Compensation Plan, effective as of November 30, 2007 (Form 10-K for the fiscal year ended December 31, 2014)
10.5[2]	1-9513	10.6	—
Supplemental Executive Retirement Plan for Employees of CMS Energy/Consumers effective on January 1, 1982 and as amended effective April 1, 2011 (Form 10-Q for the quarterly period ended March 31, 2011)

10.6[2]	1-9513	10.7.a	—	Defined Contribution Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2016 (Form 10-K for the fiscal year ended December 31, 2015)
10.7[2]				Defined Contribution Supplemental Executive Retirement Plan, as amended and restated, effective May 1, 2019
10.8[2]	1-9513	10.8	—	Form of Officer Separation Agreement as of January 2017 (Form 10-K for the fiscal year ended December 31, 2016)
10.9[1]	1-9513	(10)(y)	—	Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others (Form 10-K for the fiscal year ended December 31, 1990)
10.10[1,2]	1-9513	(10)(a)	—	Form of Indemnification Agreement between CMS Energy and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.11[2]	1-5611	(10)(b)	—	Form of Indemnification Agreement between Consumers and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.12[2]			—	CMS Incentive Compensation Plan for CMS Energy and Consumers Officers as amended, effective as of December 1, 2018
10.13[2]	1-9513	10.1	—	2016 Form of Change in Control Agreement (Form 8-K filed June 23, 2016)
10.14[2]			—	Annual Employee Incentive Compensation Plan for Consumers as amended effective as of December 1, 2018
10.15[1]	1-9513	10.1	—	$550 million Fourth Amended and Restated Revolving Credit Agreement dated as of June 5, 2018 among CMS Energy, the Banks, as defined therein, and Barclays, as Agent (Form 8‑K filed June 5, 2018)
10.16	1-5611	10.2	—	$850 million Fifth Amended and Restated Revolving Credit Agreement dated as of June 5, 2018 among Consumers, the Banks, as defined therein, and JPMorgan, as Agent (Form 8-K filed June 5, 2018)
10.17[1]	1-9513	10.3	—	Pledge and Security Agreement dated as of March 31, 2011, made by CMS Energy to Barclays Bank PLC, as Administrative Agent for the Banks, as defined therein (Form 8-K filed April 6, 2011)
10.18	1-5611	10.1	—
$250,000,000 Amended and Restated Revolving Credit Agreement dated as of November 19, 2018 among Consumers, the Banks, as defined therein, and The Bank of Nova Scotia, as Agent (Form 8‑K filed November 20, 2018)

10.19[2]	1-9513	10.1	—
Consumers and other CMS Energy Companies Retired Executives Survivor Benefit Plan for Management/ Executive Employees, distributed July 1, 2011 (Form 10-Q for the quarterly period ended September 30, 2011)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.20[1]	1-9513	10.1	—	$180,000,000 Term Loan Credit Agreement dated as of June 11, 2015 among CMS Energy, the financial institutions named therein, and JPMorgan Chase Bank, N.A., as Agent (Form 8-K filed June 16, 2015)
10.20.a1	1-9513	10.3	—	Description of the $180,000,000 Term Loan Credit Agreement Extension (Form 10-Q for the quarterly period ended March 31, 2016)
10.20.b1	1-9513	10.4	—	Description of the second $180,000,000 Term Loan Credit Agreement Extension (Form 10-Q for the quarterly period ended March 31, 2017)
10.21	1-5611	10.1	—	Form of Commercial Paper Dealer Agreement between Consumers, as Issuer, and the Dealer party thereto (Form 10-Q for the quarterly period ended September 30, 2014)
10.22	1-5611	10.1	—	Bond Purchase Agreement between Consumers Energy and each of the Purchasers named therein (Form 8-K filed August 29, 2017)
10.23[1]	1-9513	10.1	—
$225,000,000 Term Loan Credit Agreement dated as of December 21, 2017 among CMS Energy, the financial institutions named therein, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Agent (Form 8-K filed December 22, 2017)

10.24	1-5611	10.3	—	Bond Purchase Agreement dated as of July 24, 2018 between Consumers and each of the Purchasers named therein (Form 10-Q for the quarterly period ended June 30, 2018)
10.25[1]	1-9513	10.1	—	$300,000,000 Term Loan Credit Agreement dated as of December 28, 2018 among CMS Energy, the financial institutions named therein and Mizuho Bank, Ltd., as Agent (Form 8-K filed December 28, 2018)
21.1			—	Subsidiaries of CMS Energy and Consumers
23.1			—	Consent of PricewaterhouseCoopers LLP for CMS Energy
23.2			—	Consent of PricewaterhouseCoopers LLP for Consumers
31.1			—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2			—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3			—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4			—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1			—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2			—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1[1]	333-221134	99.1	—	CMS Energy Stock Purchase Plan, as amended and restated October 26, 2017 (Form S-3ASR filed October 26, 2017)
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase

[1]	Obligations of CMS Energy or its subsidiaries, but not of Consumers.

[2]	Management contract or compensatory plan or arrangement.
Exhibits that have been previously filed with the SEC, designated above, are incorporated herein by reference and made a part hereof.
Item 16.     Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February 2019.

CMS ENERGY CORPORATION

By:	/s/ Patricia K. Poppe
Patricia K. Poppe
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities indicated and on the 5th day of February 2019.

/s/ Patricia K. Poppe	/s/ Jon E. Barfield
Patricia K. Poppe	Jon E. Barfield, Director
President and Chief Executive Officer, and Director
/s/ Deborah H. Butler
(Principal Executive Officer)	Deborah H. Butler, Director

/s/ Kurt L. Darrow
/s/ Rejji P. Hayes	Kurt L. Darrow, Director
Rejji P. Hayes
Executive Vice President and Chief Financial Officer	/s/ Stephen E. Ewing
Stephen E. Ewing, Director
(Principal Financial Officer)
/s/ William D. Harvey
William D. Harvey, Director
/s/ Glenn P. Barba
Glenn P. Barba	/s/ John G. Russell
Vice President, Controller, and Chief Accounting Officer	John G. Russell, Director

(Controller)	/s/ Suzanne F. Shank
Suzanne F. Shank, Director

/s/ Myrna M. Soto
Myrna M. Soto, Director

/s/ John G. Sznewajs
John G. Sznewajs, Director

/s/ Laura H. Wright
Laura H. Wright, Director

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February 2019.

CONSUMERS ENERGY COMPANY

By:	/s/ Patricia K. Poppe
Patricia K. Poppe
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities indicated and on the 5th day of February 2019.

/s/ Patricia K. Poppe	/s/ Jon E. Barfield
Patricia K. Poppe	Jon E. Barfield, Director
President and Chief Executive Officer, and Director
/s/ Deborah H. Butler
(Principal Executive Officer)	Deborah H. Butler, Director

/s/ Kurt L. Darrow
/s/ Rejji P. Hayes	Kurt L. Darrow, Director
Rejji P. Hayes
Executive Vice President and Chief Financial Officer	/s/ Stephen E. Ewing
Stephen E. Ewing, Director
(Principal Financial Officer)
/s/ William D. Harvey
William D. Harvey, Director
/s/ Glenn P. Barba
Glenn P. Barba	/s/ John G. Russell
Vice President, Controller, and Chief Accounting Officer	John G. Russell, Director

(Controller)	/s/ Suzanne F. Shank
Suzanne F. Shank, Director

/s/ Myrna M. Soto
Myrna M. Soto, Director

/s/ John G. Sznewajs
John G. Sznewajs, Director

/s/ Laura H. Wright
Laura H. Wright, Director