Form 10-Q
period 2019-03-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2019-04-25
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_____

Commission	Registrant; State of Incorporation;	IRS Employer
File Number	Address; and Telephone Number	Identification No.
1‑9513	CMS ENERGY CORPORATION	38‑2726431
(A Michigan Corporation)
One Energy Plaza, Jackson, Michigan 49201
(517) 788‑0550

1‑5611	CONSUMERS ENERGY COMPANY	38‑0442310
(A Michigan Corporation)
One Energy Plaza, Jackson, Michigan 49201
(517) 788‑0550

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

	CMS Energy Corporation: Yes ☒ No ☐	Consumers Energy Company: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

	CMS Energy Corporation: ☐	Consumers Energy Company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
	CMS Energy Corporation: Yes ☐ No ☒	Consumers Energy Company: Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 8, 2019:
CMS Energy Corporation:
CMS Energy Common Stock, $0.01 par value
(including 20,316 shares owned by Consumers Energy)		283,753,895
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation		84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10‑Q to the Securities and Exchange Commission for the Period Ended March 31, 2019

Glossary
Certain terms used in the text and financial statements are defined below.
2016 Energy Law
Michigan’s Public Acts 341 and 342 of 2016, which became effective in April 2017
2018 Form 10‑K
Each of CMS Energy’s and Consumers’ Annual Report on Form 10‑K for the year ended December 31, 2018
ABATE
The Association of Businesses Advocating Tariff Equity
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
The Cross‑State Air Pollution Rule of 2011, as amended
DB Pension Plans
Defined benefit pension plans of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries
DB SERP
Defined Benefit Supplemental Executive Retirement Plan
DIG
Dearborn Industrial Generation, L.L.C., a wholly owned subsidiary of Dearborn Industrial Energy, L.L.C., a wholly owned subsidiary of CMS Energy
Dodd‑Frank Act
Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010
EBITDA
Earnings before interest, taxes, depreciation, and amortization
EnerBank
EnerBank USA, a wholly owned subsidiary of CMS Capital
energy waste reduction
The reduction of energy consumption through energy efficiency and demand‑side energy conservation, as established under the 2016 Energy Law

EPA
U.S. Environmental Protection Agency
EPS
Earnings per share
Exchange Act
Securities Exchange Act of 1934
FDIC
Federal Deposit Insurance Corporation
FERC
The Federal Energy Regulatory Commission
FTR
Financial transmission right
GAAP
U.S. Generally Accepted Accounting Principles
GCR
Gas cost recovery
Genesee
Genesee Power Station Limited Partnership, a variable interest entity in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50‑percent interest
Internal Revenue Code
Internal Revenue Code of 1986, as amended
IRP
Integrated resource plan
ITC
International Transmission Company, wholly owned by ITC Holdings Corp., a non‑affiliated company
kWh
Kilowatt‑hour, a unit of energy equal to one thousand watt‑hours
Ludington
Ludington pumped‑storage plant, jointly owned by Consumers and DTE Electric Company, a non‑affiliated company
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
New Source Review, a construction‑permitting program under the Clean Air Act
OPEB
Other Post‑Employment Benefits
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
U.S. Securities and Exchange Commission
securitization
A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of securitization bonds issued by a special‑purpose entity affiliated with such utility
Smart Energy
Consumers’ Smart Energy grid modernization project, which includes the installation of smart meters that transmit and receive data, a two‑way communications network, and modifications to Consumers’ existing information technology system to manage the data and enable changes to key business processes
TCJA
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
This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2018 Form 10‑K.
Available Information
CMS Energy’s internet address is www.cmsenergy.com. CMS Energy routinely posts important information on its website and considers the Investor Relations section, www.cmsenergy.com/investor‑relations, a channel of distribution. Information contained on CMS Energy’s website is not incorporated herein.
Forward‑Looking Statements and Information
This Form 10‑Q and other CMS Energy and Consumers disclosures may contain forward‑looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward‑looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward‑looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward‑looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:

•	the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•
potentially adverse regulatory treatment, effects of a failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities, effects of a government shutdown, or effects of a lack of a quorum of a regulatory body

•
changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers

•
the adoption of federal or state laws or regulations or challenges to federal or state laws or regulations, or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, and PURPA, infrastructure integrity or security, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, potential effects of the Dodd‑Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results

•
factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather‑related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; and changes in trade policies or regulations

•	increases in demand for renewable energy by customers seeking to meet sustainability goals

•	the ability of Consumers to execute its cost‑reduction strategies

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

•	population changes in the geographic areas where CMS Energy and Consumers conduct business

•	national, regional, and local economic, competitive, and regulatory policies, conditions, and developments

•	loss of customer demand for electric generation supply to alternative electric suppliers, increased use of distributed generation, or energy waste reduction

•	adverse consequences of employee, director, or third‑party fraud or non‑compliance with codes of conduct or with laws or regulations

•	federal regulation of electric sales and transmission of electricity, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market‑based sales authorizations

•	the impact of credit markets, economic conditions, increased competition, and any new banking and consumer protection regulations on EnerBank

•	the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers

•
the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy‑related commodities

•
factors affecting development of electric generation projects and gas and electric transmission and distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, and government approvals

•
potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, operations, or backup systems due to accidents, explosions, physical disasters, cyber incidents, vandalism, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events

•	changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions

•
potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyber attack or other cyber incident

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
All forward‑looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Part I—Item 1. Financial Statements—MD&A—Outlook and Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments; and Part II—Item 1A. Risk Factors.

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
The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. Over the last ten years, Consumers’ OSHA recordable incident rate has decreased by over 70 percent.
CMS Energy and Consumers also place a high priority on customer value and on providing a hometown customer experience. Consumers’ customer-driven investment program is aimed at improving safety and increasing electric and gas reliability, which has resulted in measurable improvements in customer satisfaction.
Central to Consumers’ commitment to its customers are the initiatives it has undertaken to keep electricity and natural gas affordable, including:

•	replacement of coal-fueled generation and PPAs with cleaner and more efficient natural gas‑fueled generation, renewable energy, and energy waste reduction and demand response programs

•	targeted infrastructure investment, including the installation of smart meters

•	information and control system efficiencies

•	employee and retiree health care cost sharing

•	workforce productivity enhancements
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
CMS Energy and Consumers continue to focus on opportunities to protect the environment and to reduce their carbon footprint. As a result of actions already taken by CMS Energy and Consumers, including the retirement of seven of Consumers’ coal-fueled electric generating units in 2016, the companies have:

•	decreased their combined percentage of electric supply (self-generated and purchased) from coal by 18 percentage points since 2015

•	reduced carbon dioxide emissions by over 35 percent since 2005

•	reduced the amount of water used to generate electricity by over 30 percent since 2012

•	reduced landfill waste disposal by over one million cubic yards since 1992

•	reduced methane emissions by 15 percent since 2011
Additionally, over the last 20 years, Consumers has reduced its sulfur dioxide, nitrogen oxide, particulate matter, and mercury emissions by 90 percent.
The 2016 Energy Law:

•	raised the renewable energy standard from the present ten‑percent requirement to 12.5 percent in 2019 and 15 percent in 2021

•	established a goal of 35 percent combined renewable energy and energy waste reduction by 2025

•	authorized incentives for demand response programs and expanded existing incentives for energy efficiency programs, referring to the combined initiatives as energy waste reduction programs

•	established an integrated planning process for new generation resources
Consumers filed an IRP with the MPSC in June 2018, detailing its long‑term strategy for delivering reliable and affordable energy to its customers through the increased use of energy efficiency and customer demand management programs and additional renewable energy. In March 2019, Consumers and a broad coalition of key stakeholders, including the MPSC Staff and the Michigan Attorney General, filed a settlement agreement with the MPSC resolving Consumers’ IRP. In April 2019, two parties filed objections to the settlement agreement. The MPSC has commenced a contested settlement proceeding to determine whether the agreement is reasonable and in the public interest, and will either approve or reject the settlement by June 10, 2019.
In its IRP, Consumers details how it will meet the requirements of the 2016 Energy Law using its clean and lean strategy, which focuses on increasing the generation of renewable energy, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times. Further, Consumers details its plans to replace all of its coal-fueled generation with investment in renewable energy, which will enable Consumers to meet and exceed the 2016 Energy Law renewable energy requirements and fulfill increasing customer demand for renewable energy. The IRP would reduce carbon emissions by more than 90 percent by 2040, surpassing the breakthrough goal Consumers set in 2018 to reduce carbon emissions by 80 percent. Additionally, the IRP would allow Consumers to achieve a breakthrough goal of at least 50 percent combined renewable energy and energy waste reduction by 2030.

Additionally, in an effort to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers announced the following five-year targets during 2018:

•	to reduce its water use by one billion gallons; in 2018, Consumers reduced its water usage by 180 million gallons

•	to reduce the amount of waste taken to landfills by 35 percent; in 2018, Consumers reduced its waste to landfills by 12 percent

•	to enhance, restore, or protect 5,000 acres of land; in 2018, Consumers enhanced, restored, or protected nearly 800 acres of land
CMS Energy, through its non-utility businesses, continues to pursue further opportunities for the development of renewable generation projects. CMS Enterprises has completed the development of and operates a 105‑MW wind generation project in northwest Ohio and three solar generation projects in Michigan and Wisconsin totaling 27 MW. Renewable energy produced by these projects is committed to customers under long-term PPAs.
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
For the three months ended March 31, 2019, CMS Energy’s net income available to common stockholders was $213 million, and diluted EPS were $0.75. This compares with net income available to common stockholders of $241 million and diluted EPS of $0.86 for the three months ended March 31, 2018. In 2019, the benefits from electric and gas rate increases and higher sales were more than offset by higher service restoration costs from 2019 winter storms, higher depreciation, and lower earnings at the enterprises segment. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Consumers projects that its electric weather-normalized deliveries will remain stable and gas weather‑normalized deliveries will increase slightly through 2023. This outlook reflects modest growth in electric demand offset by the effects of energy waste reduction programs, and modest growth in gas demand offset partially by energy efficiency and conservation.

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
Investment Plan: Consumers expects to make significant expenditures on infrastructure upgrades and replacements and electric supply projects from 2019 through 2023. While it has a large number of potential investment opportunities that would add customer value, Consumers has prioritized its spending based on the criteria of enhancing public safety, increasing reliability, maintaining affordability for its customers, and advancing its environmental stewardship. Consumers’ investment program is expected to result in annual rate-base growth of six to eight percent. This rate-base growth, together with cost-control initiatives, should allow Consumers to maintain affordable customer prices.
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

•
2018 Electric Rate Case: In May 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $58 million, based on a 10.75 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. In October 2018, Consumers reduced its requested annual rate increase to $44 million. In January 2019, the MPSC approved a settlement agreement authorizing an annual rate decrease of $24 million, based on a 10.0 percent authorized return of equity. With the elimination of the $113 million TCJA credit to customer bills, the approved settlement agreement results in an $89 million net increase in annual rates. The settlement agreement also provides for deferred accounting treatment for distribution‑related capital investments exceeding certain amounts. Consumers also agreed to not file a new electric rate case prior to January 2020.

•
2018 Gas Rate Case: In November 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $229 million, based on a 10.75 percent authorized return on equity. The filing also seeks approval of two rate adjustment mechanisms: a revenue decoupling mechanism and an investment recovery mechanism. The revenue decoupling mechanism would annually reconcile Consumers’ actual weather‑normalized non‑fuel revenues with the revenues approved by the MPSC. The investment recovery mechanism would provide for additional annual rate increases of $11 million beginning in October 2020 and another $11 million beginning in October 2021 for incremental investments that Consumers plans to make in those years, subject to reconciliation. These future investments are intended to help ensure adequate system capacity and deliverability.

•
Tax Cuts and Jobs Act: The TCJA, which changed existing federal tax law and included numerous provisions that affect businesses, was signed into law in December 2017. In early 2018, the MPSC ordered Consumers to file various proceedings to determine the reduction in its electric and gas revenue requirements as a result of the reduction in the corporate income tax rate, and to implement bill credits to reflect that reduction until customer rates could be adjusted through Consumers’ general rate cases. Consumers filed, and the MPSC approved, such proceedings throughout 2018, resulting in credits to customer bills during 2018 to reflect reductions in Consumers’ electric and gas revenue requirements. Additionally, Consumers filed an application to address the December 31, 2017 remeasurement of its deferred income taxes and other base rate impacts of the TCJA on customers. For details on these proceedings, see Note 2, Regulatory Matters.

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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
Three Months Ended March 31	2019	2018	Change
Net Income Available to Common Stockholders	$213	$241	$(28)
Basic Earnings Per Average Common Share	$0.75	$0.86	$(0.11)
Diluted Earnings Per Average Common Share	$0.75	$0.86	$(0.11)

In Millions
Three Months Ended March 31	2019	2018	Change
Electric utility	$105	$139	$(34)
Gas utility	121	103	18
Enterprises	1	15	(14)
Corporate interest and other	(14)	(16)	2
Net Income Available to Common Stockholders	$213	$241	$(28)
Presented in the following table are specific after-tax changes to CMS Energy’s net income available to common stockholders for the three months ended March 31, 2019 versus 2018:

In Millions
Three Months Ended March 31, 2018		$241
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$9
Gas sales	18
Electric rate increase	10
Gas rate increase	23
Higher service restoration costs from 2019 winter storms	(29)
Depreciation and amortization	(13)
Absence of 2018 settlement of a property tax appeal related to the J.H. Campbell plant	(7)
Higher property tax, reflecting higher capital spending	(7)
Absence of 2018 income tax benefit associated with electric cost of removal[1]	(7)
Absence of 2018 research and development tax credits[1]	(7)
Other	(6)	$(16)
Enterprises
Lower earnings due primarily to lower capacity revenue and higher operating and maintenance costs		(14)
Corporate interest and other
Increased income tax benefit due primarily to production tax credits	3
Higher earnings at EnerBank	2
Higher fixed charges due to higher debt	(3)	2
Three Months Ended March 31, 2019		$213

[1]	See Note 10, Income Taxes.

Consumers Electric Utility Results of Operations
For the three months ended March 31, 2019, Consumers electric utility’s net income available to common stockholders was $105 million. This compares with net income available to common stockholders of $139 million for the three months ended March 31, 2018. In 2019, revenues were higher due to the impact of the rate order implemented in January 2019 and favorable sales mix. These increases were more than offset by higher service restoration costs resulting from significant 2019 winter storms and costs associated with higher capital spending. Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three months ended March 31, 2019 versus 2018:

In Millions
Three Months Ended March 31, 2018		$139
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including the impacts of the January 2019 order	$13
Higher sales	11
Higher energy waste reduction program revenues	3
Other revenues	1	$28
Maintenance and other operating expenses
Higher service restoration costs from 2019 winter storms	(39)
Higher energy waste reduction program costs	(3)
Litigation settlement	8
Higher other operating and maintenance expenses	(4)	(38)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(9)
General taxes
Absence of 2018 settlement of a property tax appeal related to the J.H. Campbell plant	(9)
Higher property tax, reflecting higher capital spending	(2)	(11)
Other income, net of expenses
Lower other income, net of expenses		(1)
Interest charges
Lower PSCR interest expense		2
Income taxes
Lower electric utility pre-tax earnings	8
Absence of 2018 income tax benefit associated with cost of removal[2]	(7)
Absence of 2018 research and development tax credits[2]	(6)	(5)
Three Months Ended March 31, 2019		$105

[1]	Deliveries to end-use customers were 9.2 billion kWh in 2019 and 2018.

[2]	See Note 10, Income Taxes.
Consumers Gas Utility Results of Operations
For the three months ended March 31, 2019, Consumers gas utility’s net income available to common stockholders was $121 million. This compares with net income available to common stockholders of

$103 million for the three months ended March 31, 2018. In 2019, higher net income was due primarily to increased sales attributable to weather and a rate increase, offset partially by costs associated with higher capital spending. Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three months ended March 31, 2019 versus 2018:

In Millions
Three Months Ended March 31, 2018		$103
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase, including the impacts of the September 2018 order	$23
Higher sales, due primarily to colder weather	23
Lower energy waste reduction program revenues	(8)
Other revenues	1	$39
Maintenance and other operating expenses
Lower energy waste reduction program costs	8
Increased distribution and transmission expenses	(5)
Higher other maintenance and operating expenses	(2)	1
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(9)
General taxes
Higher property tax, reflecting higher capital spending		(7)
Other income, net of expenses
Higher other income, net of expenses		1
Interest charges		(2)
Income taxes
Higher gas utility pre-tax earnings	(6)
Lower other income taxes	1	(5)
Three Months Ended March 31, 2019		$121

[1]	Deliveries to end-use customers were 142 bcf in 2019 and 133 bcf in 2018.
Enterprises Results of Operations
Presented in the following table are the detailed changes to the enterprises segment’s net income available to common stockholders for the three months ended March 31, 2019 versus 2018:

In Millions
Three Months Ended March 31, 2018	$15
Reason for the change
Lower earnings due primarily to lower capacity revenue and higher operating and maintenance costs	$(14)
Three Months Ended March 31, 2019	$1

Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the three months ended March 31, 2019 versus 2018:

In Millions
Three Months Ended March 31, 2018	$(16)
Reasons for the change
Increased income tax benefit due primarily to production tax credits	$3
Higher earnings at EnerBank	2
Higher fixed charges due to higher debt	(3)
Three Months Ended March 31, 2019	$(14)
Cash Position, Investing, and Financing
At March 31, 2019, CMS Energy had $267 million of consolidated cash and cash equivalents, which included $33 million of restricted cash and cash equivalents. At March 31, 2019, Consumers had $64 million of consolidated cash and cash equivalents, which included $27 million of restricted cash and cash equivalents. For additional details, see Note 13, Cash and Cash Equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the three months ended March 31, 2019 versus 2018:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2018	$708
Reasons for the change
Lower net income	$(28)
Non-cash transactions[1]	31
Unfavorable impact of changes in core working capital,[2] due primarily to an increase in gas deliveries and the timing of collections on those deliveries	(84)
Unfavorable impact of changes in other assets and liabilities, due primarily to refunds to customers related to the TCJA, offset partially by timing of interest payments on long-term debt	(10)
Three Months Ended March 31, 2019	$617
Consumers
Three Months Ended March 31, 2018	$720
Reasons for the change
Lower net income	$(16)
Non-cash transactions[1]	26
Unfavorable impact of changes in core working capital,[2] due primarily to an increase in gas deliveries and the timing of collections on those deliveries	(78)
Unfavorable impact of changes in other assets and liabilities, due primarily to refunds to customers related to the TCJA, offset partially by timing of interest payments on long-term debt	(33)
Three Months Ended March 31, 2019	$619

[1]	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, and other non-cash operating activities and reconciling adjustments.

[2]	Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.
Investing Activities
Presented in the following table are specific components of the changes to net cash used in investing activities for the three months ended March 31, 2019 versus 2018:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2018	$(456)
Reasons for the change
Higher capital expenditures	$(59)
Changes in EnerBank notes receivable, reflecting growth in consumer lending	(41)
Purchase of notes receivable by EnerBank in 2019	(121)
Other investing activities, primarily lower costs to retire property	2
Three Months Ended March 31, 2019	$(675)
Consumers
Three Months Ended March 31, 2018	$(444)
Reasons for the change
Higher capital expenditures	$(62)
Other investing activities, primarily lower costs to retire property	4
Three Months Ended March 31, 2019	$(502)

Financing Activities
Presented in the following table are specific components of net cash provided by (used in) financing activities for the three months ended March 31, 2019 and 2018:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2018	$(229)
Reasons for the change
Higher debt issuances	$743
Higher debt retirements	(610)
Changes in EnerBank certificates of deposit, reflecting higher borrowings	160
Lower repayments under Consumers’ commercial paper program	103
Higher payments of dividends on common stock	(7)
Other financing activities, primarily higher debt issuance costs	(10)
Three Months Ended March 31, 2019	$150
Consumers
Three Months Ended March 31, 2018	$(195)
Reasons for the change
Higher debt retirements	$(215)
Lower repayments under Consumers’ commercial paper program	103
Higher stockholder contribution from CMS Energy	250
Higher payments of dividends on common stock	(53)
Other financing activities	1
Three Months Ended March 31, 2019	$(109)
Capital Resources and Liquidity
CMS Energy uses dividends and tax‑sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization—Dividend Restrictions. For the three months ended March 31, 2019, Consumers paid $172 million in dividends on its common stock to CMS Energy.
As a result of a provision in the TCJA, CMS Energy is required to recover all alternative minimum tax credits over four years through offsets of regular tax and through cash refunds. CMS Energy expects to be able to offset regular tax through the use of federal net operating loss carryforwards and, accordingly, receive alternative minimum tax credit refunds through 2021. Another provision in the TCJA excludes rate‑regulated utilities from 100 percent cost expensing of certain property. This provision will cause Consumers to make higher tax‑sharing payments to CMS Energy, which in turn might permit CMS Energy to maintain lower levels of debt in order to invest in its businesses, pay dividends, and fund its general obligations. Consumers expects to have sufficient funding sources available to issue credits to customers for all impacts of the TCJA.

In 2018, CMS Energy entered into an equity offering program under which it may sell, from time to time, shares of CMS Energy common stock having an aggregate sales price of up to $250 million. Under this program, CMS Energy may sell its common stock in privately negotiated transactions, in “at the market” offerings, through forward sales transactions or otherwise. As of March 31, 2019, CMS Energy had entered into forward sales contracts having an aggregate sales price of $250 million. These contracts allow CMS Energy to either physically settle the contracts by issuing shares of its common stock at the then‑applicable forward sale price specified by the agreement or net settle the contracts through the delivery or receipt of cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock. For more information on the forward sale contracts, see Note 4, Financings and Capitalization.
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
At March 31, 2019, CMS Energy had $546 million of its revolving credit facility available and Consumers had $1,078 million available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At March 31, 2019, $30 million of commercial paper notes were outstanding under this program. For additional details on CMS Energy’s and Consumers’ revolving credit facilities and commercial paper program, see Note 4, Financings and Capitalization.
Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At March 31, 2019, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of March 31, 2019, as presented in the following table:

March 31, 2019
Credit Agreement, Indenture, or Facility	Limit		Actual
CMS Energy, parent only
Debt to EBITDA[1]	<	6.25 to 1.0	4.4 to 1.0
Consumers
Debt to Capital[2]	<	0.65 to 1.0	0.47 to 1.0

[1]	Applies to CMS Energy’s $550 million revolving credit agreement.

[2]	Applies to Consumers’ $850 million and $250 million revolving credit agreements and its $35 million and $30 million reimbursement agreements.
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
Off‑Balance‑Sheet Arrangements
CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $153 million at March 31, 2019. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments—Guarantees.
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
Consumers Electric Utility Outlook and Uncertainties
Energy Resource Planning: While Consumers continues to experience modest growth in demand for electricity due to Michigan’s growing economy and increased use of air conditioning, consumer electronics, and other electric devices, it expects that increase in demand to be offset by the effects of energy efficiency and conservation.
In June 2018, Consumers filed an IRP with the MPSC detailing its long‑term strategy for delivering reliable and affordable energy to its customers through the increased use of energy efficiency and customer demand management programs and additional renewable energy. In March 2019, Consumers and a broad coalition of key stakeholders, including the MPSC Staff and the Michigan Attorney General, filed a settlement agreement with the MPSC resolving Consumers’ IRP. In April 2019, two parties filed objections to the settlement agreement. The MPSC has commenced a contested settlement proceeding to determine whether the agreement is reasonable and in the public interest, and will either approve or reject the settlement by June 10, 2019.

The settlement agreement allows Consumers to reduce carbon emissions by more than 90 percent by 2040 and eliminate the use of coal to generate electricity by 2040. Specifically, the parties agreed to:

•	the retirement of two coal‑fueled generating units, totaling 515 MW, in 2023

•	the continued assessment in future IRP filings concerning the retirement of two coal‑fueled generating units, totaling 608 MW
The settlement agreement provides that Consumers will replace the capacity to be retired with:

•	increased demand response programs

•	increased energy efficiency

•	increased renewable energy generation

•	conservation voltage reduction
The settlement agreement requires that Consumers competitively bid new capacity, and that at least 50 percent of the new capacity be built and owned by third parties; the remainder will be owned and operated by Consumers. In accordance with the 2016 Energy Law, the parties to the IRP settlement agreement also agreed to enable Consumers to earn a financial incentive on PPAs approved by the MPSC after January 1, 2019.
The settlement agreement also allows for recovery of significant increases in demand response costs and requires that Consumers file a new IRP by June 2021.
PURPA: PURPA requires Consumers to purchase power from qualifying cogeneration and small power production facilities at a price approved by the MPSC that is meant to represent Consumers’ “avoided cost” of generating power or purchasing power from another source. In November 2017, the MPSC issued an order establishing a new avoided‑cost methodology for determining the price that Consumers must pay to purchase power under PURPA. Among other things, the MPSC’s order changes the basis of Consumers’ avoided cost from the cost of coal‑fueled generating units to that of natural gas‑fueled generating units. The MPSC order also assigns more capacity value to qualifying facilities that are consistently able to generate electricity during peak times. Although the costs Consumers incurs to purchase power from qualifying facilities are passed on to customers, the order could result in mandated purchases of generation, potentially at above‑market prices, and reduce Consumers’ need for new owned generation. This in turn could have a material adverse effect on Consumers’ capital investment plan and the affordability of future customer rates.
In December 2017, Consumers filed a petition with the MPSC requesting corrections to the pricing calculations and capacity purchase model set in the order. Subsequently, the MPSC suspended the implementation of the order and reopened the proceeding. In February 2018, the MPSC issued an order limiting Consumers’ obligation to pay the full avoided capacity cost, which is based on the cost of a natural gas combustion turbine under the new avoided‑cost formula, to existing qualifying facilities upon the expiration of outstanding contracts and to the first 150 MW of new generation projects that qualify under PURPA. In October 2018, the MPSC issued an order lifting the suspension on the November 2017 order and thereby making effective the avoided‑cost formula set at that time. According to the October 2018 order, the use of the full avoided‑cost formula is still limited to outstanding contracts that expire and the first 150 MW of new qualifying generation projects. The October 2018 order also provides that all other qualifying generation projects that establish a legally enforceable obligation are eligible to receive a capacity payment equal to the MISO planning resource auction price and a designated energy price approved in the MPSC’s October order. The MPSC also ruled that the determination of Consumers’ future capacity needs shall take place in the IRP proceeding that Consumers filed in June 2018. Consumers filed a complaint with the MPSC challenging the rates approved in the October 2018 order.  Two developers representing approximately 2,000 MW of qualifying generation projects have filed complaints with the MPSC claiming that their projects have legally enforceable obligations making them eligible for the avoided cost rates approved in the October 2018 order.
In the IRP settlement agreement filed with the MPSC, Consumers and other stakeholders agreed to a new method of calculating avoided cost, based on a competitive bidding process that will enable Consumers to purchase energy from new generation at the lowest cost and mitigate the risk of forced purchases of unneeded renewable generation. Consumers cannot predict the outcome of these matters.
Renewable Energy Plan: The 2016 Energy Law raised the renewable energy standard from the present ten‑percent requirement to 15 percent in 2021, with an interim target of 12.5 percent in 2019. Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least the required percentage of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers expects to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.
In conjunction with its renewable energy plan, Consumers began construction in 2017 of Cross Winds® Energy Park Phase III, with a planned nameplate capacity of 76 MW, and expects it to be operational in 2020. This project is expected to qualify for certain federal production tax credits, generating cost savings that will be passed on to customers.
In February 2019, the MPSC issued an order ruling on amendments Consumers had requested to its renewable energy plan. The MPSC approved the acquisition of up to 525 MW of new wind generation projects, but ruled that Consumers’ request to acquire up to 100 MW of new solar generation will be addressed in a separate proceeding. The MPSC also approved an agreement under which Consumers will purchase a wind generation project under development, with capacity of up to 150 MW, in Gratiot County, Michigan. Consumers expects to begin construction of this project in September 2019 and that it will be complete and operational in 2020.
In June 2018, Consumers issued a request for proposals to acquire up to 400 MW of wind generation projects ranging in size from 75 MW to 200 MW and up to 100 MW of solar generation projects at least 10 MW in size. The projects are required to be located in Michigan and operational by 2021. Negotiations are in progress with several bidders. Any contracts entered into as a result of the request for proposals would be subject to MPSC approval.
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
Consumers expects weather‑normalized electric deliveries over the next five years to remain stable relative to 2018. This outlook reflects modest growth in electric demand offset by the effects of energy waste reduction programs and appliance efficiency standards. Actual delivery levels will depend on:

•	energy conservation measures and results of energy waste reduction programs

•	weather fluctuations

•	Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent, with certain exceptions, of Consumers’ weather‑normalized retail sales of the preceding calendar year. At March 31, 2019, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.8 million electric customers, 286 customers, or 0.02 percent, purchased electric generation service under the ROA program.
The 2016 Energy Law established a path to ensure that forward capacity is secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. The new law also authorized the MPSC to ensure that alternative electric suppliers have procured enough capacity to cover their anticipated capacity requirements for the four‑year forward period. In 2017, the MPSC issued an order establishing a state reliability mechanism for Consumers. Under this mechanism, beginning June 1, 2018, if an alternative electric supplier does not demonstrate that it has procured its capacity requirements for the four‑year forward period, its customers will pay a set charge to the utility for capacity that is not provided by the alternative electric supplier. All alternative electric suppliers have demonstrated that they have procured their capacity requirements through the MISO planning year beginning June 1, 2022.
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
Air Quality: Multiple air quality regulations apply, or may apply, to Consumers.
CSAPR, which became effective in 2015, requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground‑level ozone and fine particle pollution in other downwind states. In 2016, the EPA finalized new ozone season standards for CSAPR, which became effective in 2017. CSAPR is presently being litigated; however, any decision will not impact Consumers’ compliance strategy, as Consumers expects its emissions to be within the CSAPR allowance allocations.
In 2012, the EPA published emission standards for electric generating units, based on Section 112 of the Clean Air Act, known as MATS. Under MATS, all of Consumers’ existing coal‑fueled electric generating units were required to add additional controls for hazardous air pollutants. Consumers met the extended deadline of April 2016 for five coal‑fueled units and two oil/gas‑fueled units it continues to operate and retired its seven remaining coal‑fueled units. MATS is presently being litigated. In addition, in December 2018, the EPA proposed changes to the supporting analysis used to justify MATS, but did not propose any changes to the MATS regulations. Any changes resulting from that litigation or rulemaking are not expected to impact Consumers’ MATS compliance strategy because Consumers is still required to comply with the Michigan Mercury Rule, which has similar requirements to MATS. In addition, Consumers must comply with its settlement agreement with the EPA entered into in 2014 concerning opacity and NSR.
In 2015, the EPA released its new rule to lower the NAAQS for ozone. The new ozone NAAQS will make it more difficult to construct or modify power plants in areas of the country that have not met the new ozone standard. In April 2018, the EPA designated certain areas of Michigan as not meeting the new standard with an August 2018 effective date. None of Consumers’ fossil‑fuel‑fired generating units are located in these areas. Some of Consumers’ compressor stations are located in areas impacted by the rule, but Consumers expects only minor permitting impacts if those units are modified in the future. The NAAQS for ozone are presently being litigated. Consumers does not expect that any decision will have a material adverse impact on its generating assets.
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
In 2015, the EPA finalized new rules pursuant to Section 111(b) of the Clean Air Act to limit carbon dioxide emissions from new electric generating units, as well as modified or reconstructed electric generating units. New coal‑fueled units would not be able to meet this limit without installing carbon dioxide control equipment using such methods as carbon capture and sequestration. These rules are being litigated.
In December 2018, the EPA proposed a revised Section 111(b) regulation to replace the 2015 standard rule limiting carbon dioxide emissions from new electric generating units, citing limited availability and high costs of carbon capture and sequestration equipment as reasons to change the 2015 rule. The revised Section 111(b) regulation requires new coal‑fueled generating units to meet a highly efficient steam cycle performance standard. Consumers does not expect this proposal to change its existing environmental strategy.
Also in 2015, the EPA published final rules pursuant to Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units, calling the rules the “Clean Power Plan.” The rules required a 32‑percent nationwide reduction in carbon emissions from existing power plants by 2030 (based on 2005 levels). States choosing not to develop their own implementation plans would be subject to the federal plan. Certain states, corporations, and industry groups initiated litigation opposing the proposed Clean Power Plan, and in 2016, the U.S. Supreme Court stayed the Clean Power Plan while the litigation proceeded. In March 2017, the EPA and other federal agencies were directed to review the Clean Power Plan, among other proposed or final rules. The EPA subsequently filed motions to hold the

Section 111(b) and Clean Power Plan litigation in abeyance while it reconsidered the rules. In October 2017, the EPA published a proposal to repeal the Clean Power Plan and is reviewing comments received.
In August 2018, the EPA proposed the “Affordable Clean Energy” rule as a replacement for the EPA’s 2015 Clean Power Plan, which the U.S. Supreme Court stayed in 2016. This proposed rule requires individual states to evaluate fossil fuel‑fired power plants for heat‑rate improvements that could increase overall plant efficiency. There is also a proposal to modify the Clean Air Act permitting requirements to promote these efficiency projects. The EPA believes it will finalize the Affordable Clean Energy rule in 2019. Consumers does not expect that the Affordable Clean Energy rule will have an adverse impact on its environmental strategy.
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
Litigation, international treaties, federal laws and regulations (including regulations by the EPA), and state laws and regulations, if enacted or ratified, could ultimately require Consumers to replace equipment, install additional emission control equipment, purchase emission allowances, curtail operations, arrange for alternative sources of supply, mothball or retire facilities that generate certain emissions, or take other steps to manage or lower the emission of greenhouse gases. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
CCRs: In 2015, the EPA published a final rule regulating CCRs, such as coal ash, under RCRA. The final rule adopts minimum standards for beneficially reusing and disposing of non‑hazardous CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information, including any groundwater protection standard exceedances. The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non‑CCR waste and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. Consumers has aligned with state regulatory authorities on closure plans for each of its unlined ash ponds to ensure coordination between federal and state requirements. Work has already been completed to close some existing ash ponds and replace them with double‑lined ash ponds or concrete tanks.
Furthermore, Congress passed legislation in 2016 that allows participating states to develop permitting programs for CCRs under RCRA. In July 2018, the EPA published preliminary rulemaking that was intended to amend the 2015 final rule. The rulemaking did not change Consumers’ compliance strategy, but demonstrated the EPA’s willingness to allow states to incorporate flexibility into their permitting processes. Consumers is waiting for the EPA to promulgate a final rule. In December 2018, Michigan adopted a permitting program, which would still require the EPA’s authorization. The MDEQ is presently working on an application requesting such authorization for the Michigan permitting program. Federal rulemaking delays also have the potential to delay EPA approval of the Michigan permitting program.
Consumers may need to adjust its recorded ARO associated with coal ash disposal sites depending on the outcome of its submissions to the MDEQ and on the RCRA permitting program under the MDEQ, if the EPA approves a state‑level program. Consumers has historically been authorized to recover in electric rates costs related to coal ash disposal sites.
Water: The EPA’s rule to regulate the cooling water intake systems of existing electric generating plants under Section 316(b) of the Clean Water Act became effective in 2014. The rule is aimed at reducing alleged harmful impacts on fish and shellfish. In April 2018, Consumers submitted to the MDEQ for review and approval all required studies and recommended plans to comply with Section 316(b).
In 2015, the EPA released its final effluent limitation guidelines. These guidelines, which are presently being litigated, set stringent new requirements for the discharge from electric generating units into wastewater streams. In August 2017, the EPA announced that it will undertake a rulemaking to replace specific portions of the rule. In September 2017, the EPA proposed delaying the compliance start dates for two years, but maintained the compliance end dates. Consumers expects that additional rulemaking will begin in 2019 and likely conclude in 2020. Consumers does not expect any adverse changes to its environmental strategy as a result of any revisions to the rule.
In 2015, the EPA and the U.S. Army Corps of Engineers published a final rule redefining “waters of the United States,” which defines the scope of the EPA’s jurisdiction under the Clean Water Act. Numerous states and other interested parties have filed suits in federal courts to block the rule, which subsequently was stayed in 2015 while litigation ensued. In January 2018, the U.S. Supreme Court unanimously ruled that the federal district courts, not the federal appellate courts, had jurisdiction over challenges to the 2015 rule. Consequently, in February 2018, the U.S. Court of Appeals for the Sixth Circuit lifted the stay of the rule. The EPA has published a notice, called the Applicability Rule, that prevents the 2015 rule from going into effect until February 2020 in an attempt to maintain consistency and provide certainty for regulated entities while the agencies continue to consider possible revisions to the 2015 rule. In August 2018, the U.S. District Court for the District of South Carolina set aside the Applicability Rule nationally and, as a result, the 2015 rule again went into effect in 22 states, including Michigan.
In December 2018, the EPA and the U.S. Army Corps of Engineers released a proposed rule re‑defining the term “waters of the United States” under the Clean Water Act. In 2015, the EPA under President Obama approved a rule expanding the definition, particularly with respect to tributaries, adjacent waters, and wetlands. The EPA’s recently proposed rule narrows the definition of jurisdictional waters.
The 2015 and 2018 rules change the scope of water and wetlands regulations for the EPA under the Clean Water Act. The EPA has delegated authority to manage the Michigan wetlands program to the MDEQ. As a result, regardless of the 2015 and 2018 rules’ ultimate outcome, Consumers expects to continue to operate under Michigan’s wetlands regulations, and under the applicable state and federal water jurisdictional regulations. Thus, Consumers does not expect any adverse changes to its environmental strategy as a result of these events.
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
Consumers Gas Utility Outlook and Uncertainties
Gas Deliveries: Consumers’ gas customer deliveries are seasonal. The peak demand for natural gas typically occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel. Consumers expects weather‑normalized gas deliveries over the next five years to increase slightly relative to 2018. This outlook reflects modest growth in gas demand offset partially by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this expectation due to:

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

In Millions
Components of the requested rate increase
Investment in rate base	$136
Operating and maintenance cost	81
Cost of capital	29
Working capital	11
Gross margin	(28)
Total	$229
The filing also seeks approval of two rate adjustment mechanisms: a revenue decoupling mechanism and an investment recovery mechanism. The revenue decoupling mechanism would annually reconcile Consumers’ actual weather‑normalized non‑fuel revenues with the revenues approved by the MPSC. The investment recovery mechanism would provide for additional annual rate increases of $11 million beginning in October 2020 and another $11 million beginning in October 2021 for incremental investments that Consumers plans to make in those years, subject to reconciliation. These future investments are intended to help ensure adequate system capacity and deliverability.
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
The enterprises segment’s assets may be affected by environmental laws and regulations. The new ozone NAAQS will make it more difficult to construct or modify power plants in areas of the country that have not met the new ozone standard. In April 2018, the EPA designated certain areas of Michigan as not meeting the new standard with an August 2018 effective date. The enterprises segment’s DIG plant located in Dearborn, Michigan is in one such area and, as a result, would be subject to additional permitting restrictions in the event of any future modifications. For additional details regarding the new ozone NAAQS, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.

Trends, uncertainties, and other matters related to the enterprises segment that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:

•	investment in and financial benefits received from renewable energy and energy storage projects

•	changes in energy and capacity prices

•	changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings

•	changes in various environmental laws, regulations, principles, or practices, or in their interpretation

•	the outcome of certain legal proceedings, including gas price reporting litigation

•	indemnity and environmental remediation obligations at Bay Harbor, including an inability to renew an NPDES permit in 2020

•	obligations related to a tax claim from the government of Equatorial Guinea

•	representations, warranties, and indemnities provided by CMS Energy in connection with previous sales of assets
For additional details regarding the enterprises segment’s uncertainties, see Note 3, Contingencies and Commitments.
Other Outlook and Uncertainties
EnerBank: EnerBank is a Utah state‑chartered, FDIC‑insured industrial bank providing primarily unsecured consumer installment loans for financing home improvements. EnerBank represented five percent of CMS Energy’s net assets at March 31, 2019 and five percent of CMS Energy’s net income available to common stockholders for the three months ended March 31, 2019. The carrying value of EnerBank’s loan portfolio was $2.0 billion at March 31, 2019. Its loan portfolio was funded primarily by certificates of deposit of $1.9 billion. The 12‑month rolling average net default rate on loans held by EnerBank was 1.2 percent at March 31, 2019. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self‑funding plan, EnerBank has exceeded these requirements historically and exceeded them as of March 31, 2019.
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

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2019	2018
Operating Revenue	$2,059	$1,953

Operating Expenses
Fuel for electric generation	142	132
Purchased and interchange power	378	382
Purchased power – related parties	18	19
Cost of gas sold	404	381
Maintenance and other operating expenses	354	310
Depreciation and amortization	298	279
General taxes	106	87
Total operating expenses	1,700	1,590

Operating Income	359	363

Other Income (Expense)
Interest income	1	2
Allowance for equity funds used during construction	2	1
Income (loss) from equity method investees	(1)	3
Nonoperating retirement benefits, net	23	24
Other income	1	1
Other expense	(3)	(2)
Total other income	23	29

Interest Charges
Interest on long-term debt	106	100
Other interest expense	16	11
Allowance for borrowed funds used during construction	(1)	—
Total interest charges	121	111

Income Before Income Taxes	261	281
Income Tax Expense	48	40

Net Income Available to Common Stockholders	$213	$241

Basic Earnings Per Average Common Share	$0.75	$0.86
Diluted Earnings Per Average Common Share	$0.75	$0.86
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
Three Months Ended March 31	2019	2018
Net Income	$213	$241

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- for both periods	1	1
Amortization of prior service credit, net of tax of $- for both periods	(1)	—

Investments
Unrealized loss on investments, net of tax of $- for both periods	—	(1)

Derivatives
Unrealized loss on derivative instruments, net of tax of $- for both periods	(1)	—

Other Comprehensive Loss	(1)	—

Comprehensive Income	$212	$241
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Three Months Ended March 31	2019	2018
Cash Flows from Operating Activities
Net income	$213	$241
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	298	279
Deferred income taxes and investment tax credit	43	37
Other non-cash operating activities and reconciling adjustments	16	10
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(61)	7
Inventories	209	228
Accounts payable and accrued rate refunds	(89)	(92)
Other current and non-current assets and liabilities	(12)	(2)
Net cash provided by operating activities	617	708

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(481)	(422)
Increase in EnerBank notes receivable	(46)	(5)
Purchase of notes receivable by EnerBank	(121)	—
Cost to retire property and other investing activities	(27)	(29)
Net cash used in investing activities	(675)	(456)

Cash Flows from Financing Activities
Proceeds from issuance of debt	993	250
Retirement of debt	(790)	(180)
Increase (decrease) in EnerBank certificates of deposit	151	(9)
Decrease in notes payable	(67)	(170)
Issuance of common stock	3	3
Payment of dividends on common stock	(108)	(101)
Payment of finance lease obligations and other financing costs	(32)	(22)
Net cash provided by (used in) financing activities	150	(229)

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	92	23
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	175	204

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$267	$227

Other Non-cash Investing and Financing Activities
Non-cash transactions
Capital expenditures not paid	$99	$102
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	March 31 2019	December 31 2018
Current Assets
Cash and cash equivalents	$234	$153
Restricted cash and cash equivalents	33	21
Accounts receivable and accrued revenue, less allowance of $20 in both periods	997	964
Notes receivable, less allowance of $26 in 2019 and $24 in 2018	250	233
Assets held for sale	39	—
Accounts receivable – related parties	14	14
Accrued gas revenue	18	16
Inventories at average cost
Gas in underground storage	256	450
Materials and supplies	148	143
Generating plant fuel stock	38	57
Deferred property taxes	226	279
Regulatory assets	26	37
Prepayments and other current assets	97	101
Total current assets	2,376	2,468

Plant, Property, and Equipment
Plant, property, and equipment, gross	24,729	24,400
Less accumulated depreciation and amortization	7,236	7,037
Plant, property, and equipment, net	17,493	17,363
Construction work in progress	822	763
Total plant, property, and equipment	18,315	18,126

Other Non-current Assets
Regulatory assets	1,711	1,743
Accounts and notes receivable	1,791	1,645
Investments	62	69
Other	538	478
Total other non-current assets	4,102	3,935

Total Assets	$24,793	$24,529

LIABILITIES AND EQUITY
In Millions
	March 31 2019	December 31 2018
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$842	$996
Notes payable	30	97
Accounts payable	544	723
Accounts payable – related parties	6	10
Accrued rate refunds	25	4
Accrued interest	109	94
Accrued taxes	295	398
Regulatory liabilities	107	155
Other current liabilities	148	147
Total current liabilities	2,106	2,624

Non-current Liabilities
Long-term debt	11,105	10,615
Non-current portion of finance leases and other financing	91	69
Regulatory liabilities	3,736	3,681
Postretirement benefits	440	436
Asset retirement obligations	433	432
Deferred investment tax credit	98	99
Deferred income taxes	1,544	1,487
Other non-current liabilities	345	294
Total non-current liabilities	17,792	17,113

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 283.7 shares in 2019 and 283.4 shares in 2018	3	3
Other paid-in capital	5,087	5,088
Accumulated other comprehensive loss	(66)	(65)
Accumulated deficit	(166)	(271)
Total common stockholders’ equity	4,858	4,755
Noncontrolling interests	37	37
Total equity	4,895	4,792

Total Liabilities and Equity	$24,793	$24,529
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2019	2018
Total Equity at Beginning of Period	$4,792	$4,478

Common Stock
At beginning and end of period	3	3

Other Paid-in Capital
At beginning of period	5,088	5,019
Common stock issued	7	8
Common stock repurchased	(8)	(10)
Common stock reissued	—	20
At end of period	5,087	5,037

Accumulated Other Comprehensive Loss
At beginning of period	(65)	(50)
Retirement benefits liability
At beginning of period	(63)	(50)
Cumulative effect of change in accounting principle	—	(11)
Amortization of net actuarial loss	1	1
Amortization of prior service credit	(1)	—
At end of period	(63)	(60)
Investments
At beginning of period	—	—
Unrealized loss on investments	—	(1)
At end of period	—	(1)
Derivative instruments
At beginning of period	(2)	—
Unrealized loss on derivative instruments	(1)	—
At end of period	(3)	—
At end of period	(66)	(61)

Accumulated Deficit
At beginning of period	(271)	(531)
Cumulative effect of change in accounting principle	—	8
Net income attributable to CMS Energy	213	241
Dividends declared on common stock	(108)	(101)
At end of period	(166)	(383)

Noncontrolling Interests
At beginning and end of period	37	37

Total Equity at End of Period	$4,895	$4,633

Dividends Declared Per Common Share	$0.3825	$0.3575
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
Three Months Ended March 31	2019	2018
Operating Revenue	$1,943	$1,855

Operating Expenses
Fuel for electric generation	106	102
Purchased and interchange power	374	378
Purchased power – related parties	18	20
Cost of gas sold	401	377
Maintenance and other operating expenses	319	282
Depreciation and amortization	294	277
General taxes	103	85
Total operating expenses	1,615	1,521

Operating Income	328	334

Other Income (Expense)
Interest income	1	2
Interest and dividend income – related parties	1	—
Allowance for equity funds used during construction	2	1
Nonoperating retirement benefits, net	21	22
Other income	1	1
Other expense	(3)	(2)
Total other income	23	24

Interest Charges
Interest on long-term debt	69	67
Other interest expense	3	5
Allowance for borrowed funds used during construction	(1)	—
Total interest charges	71	72

Income Before Income Taxes	280	286
Income Tax Expense	54	44

Net Income Available to Common Stockholder	$226	$242
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
Three Months Ended March 31	2019	2018
Net Income	$226	$242

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- for both periods	—	1

Investments
Unrealized loss on investments, net of tax of $- for both periods	—	(1)

Other Comprehensive Income	—	—

Comprehensive Income	$226	$242
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Three Months Ended March 31	2019	2018
Cash Flows from Operating Activities
Net income	$226	$242
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	294	277
Deferred income taxes and investment tax credit	17	3
Other non-cash operating activities and reconciling adjustments	2	7
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(59)	5
Inventories	204	226
Accounts payable and accrued rate refunds	(80)	(88)
Other current and non-current assets and liabilities	15	48
Net cash provided by operating activities	619	720

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(476)	(414)
Cost to retire property and other investing activities	(26)	(30)
Net cash used in investing activities	(502)	(444)

Cash Flows from Financing Activities
Retirement of debt	(215)	—
Decrease in notes payable	(67)	(170)
Stockholder contribution	350	100
Payment of dividends on common stock	(172)	(119)
Payment of finance lease obligations and other financing costs	(5)	(6)
Net cash used in financing activities	(109)	(195)

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	8	81
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	56	65

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$64	$146

Other Non-cash Investing and Financing Activities
Non-cash transactions
Capital expenditures not paid	$85	$90
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	March 31 2019	December 31 2018
Current Assets
Cash and cash equivalents	$37	$39
Restricted cash and cash equivalents	27	17
Accounts receivable and accrued revenue, less allowance of $20 in both periods	894	855
Assets held for sale	35	—
Accounts and notes receivable – related parties	9	15
Accrued gas revenue	18	16
Inventories at average cost
Gas in underground storage	256	450
Materials and supplies	143	137
Generating plant fuel stock	37	52
Deferred property taxes	226	279
Regulatory assets	26	37
Prepayments and other current assets	86	83
Total current assets	1,794	1,980

Plant, Property, and Equipment
Plant, property, and equipment, gross	24,300	23,963
Less accumulated depreciation and amortization	7,156	6,958
Plant, property, and equipment, net	17,144	17,005
Construction work in progress	812	756
Total plant, property, and equipment	17,956	17,761

Other Non-current Assets
Regulatory assets	1,711	1,743
Accounts receivable	29	27
Accounts and notes receivable – related parties	104	104
Other	458	410
Total other non-current assets	2,302	2,284

Total Assets	$22,052	$22,025

LIABILITIES AND EQUITY
In Millions
	March 31 2019	December 31 2018
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$47	$48
Notes payable	30	97
Accounts payable	515	685
Accounts payable – related parties	11	14
Accrued rate refunds	25	4
Accrued interest	79	59
Accrued taxes	369	436
Regulatory liabilities	107	155
Other current liabilities	115	120
Total current liabilities	1,298	1,618

Non-current Liabilities
Long-term debt	6,565	6,779
Non-current portion of finance leases and other financing	91	69
Regulatory liabilities	3,736	3,681
Postretirement benefits	396	392
Asset retirement obligations	430	428
Deferred investment tax credit	98	99
Deferred income taxes	1,840	1,809
Other non-current liabilities	274	230
Total non-current liabilities	13,430	13,487

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	5,049	4,699
Accumulated other comprehensive loss	(21)	(21)
Retained earnings	1,418	1,364
Total common stockholder’s equity	7,287	6,883
Preferred stock	37	37
Total equity	7,324	6,920

Total Liabilities and Equity	$22,052	$22,025
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
Three Months Ended March 31	2019	2018
Total Equity at Beginning of Period	$6,920	$6,488

Common Stock
At beginning and end of period	841	841

Other Paid-in Capital
At beginning of period	4,699	4,449
Stockholder contribution	350	100
At end of period	5,049	4,549

Accumulated Other Comprehensive Loss
At beginning of period	(21)	(12)
Retirement benefits liability
At beginning of period	(21)	(24)
Cumulative effect of change in accounting principle	—	(5)
Amortization of net actuarial loss	—	1
At end of period	(21)	(28)
Investments
At beginning of period	—	12
Cumulative effect of change in accounting principle	—	(12)
Unrealized loss on investments	—	(1)
At end of period	—	(1)
At end of period	(21)	(29)

Retained Earnings
At beginning of period	1,364	1,173
Cumulative effect of change in accounting principle	—	19
Net income	226	242
Dividends declared on common stock	(172)	(119)
At end of period	1,418	1,315

Preferred Stock
At beginning and end of period	37	37

Total Equity at End of Period	$7,324	$6,713
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consumers Energy Company
Notes to the Unaudited Consolidated Financial Statements
These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP. CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the present period and to reflect the implementation of new accounting standards. CMS Energy and Consumers are required to make estimates using assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure that CMS Energy’s and Consumers’ financial position, results of operations, and cash flows for the periods presented are fairly stated. The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2018 Form 10‑K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
1:    New Accounting Standards
Implementation of New Accounting Standards
ASU 2016‑02, Leases: This standard, which was effective on January 1, 2019 for CMS Energy and Consumers, establishes a new accounting model for leases. The standard requires lessees to recognize lease assets and liabilities on the balance sheet for all leases with a term of more than one year, including operating leases, which were not recorded on the balance sheet under previous standards. The new guidance also amends the definition of a lease to require that a lessee have the right to control the use of a specified asset, and not simply control or take the output of the asset. On the statement of income, operating leases are generally accounted for under a straight-line expense model, while finance leases, which were previously referred to as capital leases, are generally accounted for under a financing model. Consistent with the previous lease guidance, however, the standard allows rate-regulated utilities to recognize expense consistent with the timing of recovery in rates.
CMS Energy and Consumers elected to use certain practical expedients permitted by the standard, under which they were not required to perform lease assessments or reassessments for agreements existing on the effective date. They also elected a transition method under which they initially applied the standard on January 1, 2019, without adjusting amounts presented for prior periods. Under the standard, CMS Energy and Consumers recognized additional lease assets and liabilities on their consolidated balance sheets as of January 1, 2019 for their operating leases. In addition, in accordance with the standard, they have provided additional disclosures about their leases in Note 8, Leases. The standard did not have any impact on CMS Energy’s and Consumers’ consolidated net income or cash flows, and there was no cumulative-effect adjustment recorded to beginning retained earnings.
New Accounting Standards Not Yet Effective
ASU 2016‑13, Measurement of Credit Losses on Financial Instruments: This standard, which will be effective January 1, 2020 for CMS Energy and Consumers, provides new guidance for estimating and recording credit losses on financial instruments. The standard will apply to the recognition of loan losses at EnerBank as well as to the recognition of uncollectible accounts expense at Consumers. Entities will apply the standard using a modified retrospective approach, with a cumulative‑effect adjustment recorded to beginning retained earnings on the effective date. CMS Energy and Consumers are evaluating the impact of the standard on their consolidated financial statements.
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
2017 Electric Rate Case: In June 2018, the MPSC issued an order authorizing an annual rate increase of $72 million, based on a 10.0 percent authorized return on equity. In July 2018, Consumers filed a reconciliation of total revenues collected from rates it self‑implemented in October 2017 to those that would have been collected under final rates. The reconciliation indicated that a $36 million refund would be required, which was recorded on Consumers’ consolidated balance sheets as a current regulatory liability at March 31, 2019.
2018 Electric Rate Case: In May 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $58 million, based on a 10.75 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. In October 2018, Consumers reduced its requested annual rate increase to $44 million. In January 2019, the MPSC approved a settlement agreement authorizing an annual rate decrease of $24 million, based on a 10.0 percent authorized return of equity. With the elimination of the $113 million TCJA credit to customer bills, the approved settlement agreement results in an $89 million net increase in annual rates. The settlement agreement also provides for deferred accounting treatment for distribution‑related capital investments exceeding certain amounts. Consumers also agreed to not file a new electric rate case prior to January 2020.
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
Consumers filed additional proceedings to address amounts collected from customers during 2018 prior to the implementation of bill credits. In late 2018, the MPSC approved the refund of $31 million to gas customers over six months beginning in December 2018 and the refund of $70 million to electric customers over six months beginning in January 2019. Consumers had a recorded current regulatory liability of $49 million for these approved refunds at March 31, 2019.
In October 2018, Consumers filed an application to address the December 31, 2017 remeasurement of its deferred income taxes and other base rate impacts of the TCJA on customers. In April 2019, Consumers filed rebuttal testimony and is now proposing approval to begin returning $0.4 billion of net regulatory tax liabilities through rates to be determined in Consumers’ pending gas rate case and $1.2 billion through a temporary bill credit until customer rates can be adjusted through an electric rate case. Consumers’ total $1.6 billion of net regulatory tax liabilities comprises:

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

•	A regulatory tax liability of $0.2 billion, which is primarily related to employee benefits. Consumers proposed to refund this amount to customers over ten years.
In January 2018, Consumers began to reduce the regulatory liability subject to normalization by crediting income tax expense. Consumers has fully reserved for the eventual refund of these excess deferred taxes that it has credited to income tax expense in a separate non‑current regulatory liability established by reducing revenue, and will continue to do so until these benefits are passed on to customers in accordance with an MPSC order, expected to be issued in 2019. At March 31, 2019, this reserve for refund of these excess deferred taxes totaled $48 million. For additional details on the remeasurement, see Note 10, Income Taxes.
Energy Waste Reduction Plan Incentive: Consumers will file its 2018 waste reduction reconciliation in May 2019, requesting the MPSC’s approval to collect from customers the maximum performance incentive of $34 million for exceeding its statutory savings targets in 2018. Consumers recognized incentive revenue under this program of $34 million in 2018.
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
CMS Energy Contingencies
Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, were named as defendants in four class action lawsuits and one individual lawsuit arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations include price‑fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Kansas, Missouri, and Wisconsin. In 2016, CMS Energy entities reached a settlement with the plaintiffs in the Kansas and Missouri class action cases for an amount that was not material to CMS Energy. In 2017, the federal district court approved the settlement. Plaintiffs are making claims for the following: treble damages, full consideration damages, exemplary damages, costs, interest, and/or attorneys’ fees.
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
In 2017, the federal district court denied plaintiffs’ motion for class certification in the two pending class action cases in Wisconsin. The plaintiffs appealed that decision to the U.S. Court of Appeals for the Ninth Circuit and in August 2018, the Ninth Circuit Court of Appeals reversed and remanded the matter back to the federal district court for further consideration.
In January 2019, the judge in the multidistrict litigation granted motions filed by plaintiffs for Suggestion of Remand of the actions back to the respective transferor courts in Wisconsin and Kansas for further handling. In the Kansas action, the Judicial Panel on Multidistrict Litigation ordered the remand and the case is being transferred. In the Wisconsin actions, oppositions to the remand have been filed and the Judicial Panel on Multidistrict Litigation will likely consider the request in May 2019.
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
At March 31, 2019, CMS Energy had a recorded liability of $45 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $57 million. CMS Energy expects to pay the following amounts for long‑term liquid disposal and operating and maintenance costs during the remainder of 2019 and in each of the next five years:

In Millions
	2019	2020	2021	2022	2023	2024
CMS Energy
Long‑term liquid disposal and operating and maintenance costs	$3	$4	$4	$4	$4	$4
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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At March 31, 2019, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
Consumers is a potentially responsible party at a number of contaminated sites administered under CERCLA. CERCLA liability is joint and several. In 2010, Consumers received official notification from the EPA that identified Consumers as a potentially responsible party for cleanup of PCBs at the Kalamazoo River CERCLA site. The notification claimed that the EPA has reason to believe that Consumers disposed of PCBs and arranged for the disposal and treatment of PCB‑containing materials at portions of the site. In 2011, Consumers received a follow‑up letter from the EPA requesting that Consumers agree to participate in a removal action plan along with several other companies for an area of lower Portage Creek, which is connected to the Kalamazoo River. All parties, including Consumers, that were asked to participate in the removal action plan declined to accept liability. Until further information is received from the EPA, Consumers is unable to estimate a range of potential liability for cleanup of the river.
Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At March 31, 2019, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
MCV PPA: In December 2017, the MCV Partnership initiated arbitration against Consumers, asserting a breach of contract associated with the MCV PPA. Under this PPA, Consumers pays the MCV Partnership a fixed energy charge based on Consumers’ annual average baseload coal generating plant operating and maintenance cost, fuel inventory, and administrative and general expenses. The MCV Partnership asserts that, under the Clean Air Act, Consumers should have installed pollution control equipment on coal‑fueled electric generating units years before they were retired. The MCV Partnership also asserts that Consumers should have installed pollution control equipment earlier on its remaining coal‑fueled electric generating units. Additionally, the MCV Partnership claims that Consumers improperly characterized certain costs included in the calculation of the fixed energy charge.
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
At March 31, 2019, Consumers had a recorded liability of $72 million for its remaining obligations for these sites. This amount represents the present value of long‑term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is

$76 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2019 and in each of the next five years:

In Millions
	2019	2020	2021	2022	2023	2024
Consumers
Remediation and other response activity costs	$10	$16	$21	$7	$2	$2
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP‑related remediation costs and recovers them from its customers over a ten‑year period. At March 31, 2019, Consumers had a regulatory asset of $131 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At March 31, 2019, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
Ray Compressor Station: On January 30, 2019, Consumers experienced a fire at the Ray Compressor Station, which resulted in the Ray Storage Field being off-line or operating at significantly reduced capacity, which negatively affected Consumers’ natural gas supply and delivery capacity. This incident, which occurred during the extreme polar vortex weather condition, required Consumers to request voluntary reductions in customer load, to implement contingency gas supply purchases, and to implement a curtailment of natural gas deliveries for industrial and large commercial customers pursuant to Consumers’ MPSC curtailment tariff. The curtailment and request for voluntary reductions of customer loads were canceled as of midnight, February 1, 2019. Consumers investigated the cause of the incident, and filed a report on the incident with the MPSC in April 2019. As a result of the fire and the resulting curtailment, Consumers could be subject to various claims from impacted customers or claims for damages. Consumers may also be subject to regulatory penalties and disallowances of gas purchased and gas lost. At this time, Consumers cannot predict the outcome of these matters or other gas-related incidents and a reasonable estimate of any loss cannot be made, but they could have a material adverse effect on Consumers’ results of operations, financial condition, or liquidity, and could subject Consumers’ gas utility to increased regulatory scrutiny.

Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at March 31, 2019:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from stock and asset sale agreements[1]	various	indefinite	$153	$2
Guarantees[2]	various	indefinite	36	—
Consumers
Guarantee[2]	July 2011	indefinite	$30	$—

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
Other Contingencies
In addition to the matters disclosed in this Note and Note 2, Regulatory Matters, there are certain other lawsuits and administrative proceedings before various courts and governmental agencies, as well as unasserted claims, which may result in such proceedings, arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties. These other lawsuits, proceedings, and unasserted claims may involve personal injury, property damage, contracts, environmental matters, federal and state taxes, rates, licensing, employment, and other matters. Further, CMS Energy and Consumers occasionally self‑report certain regulatory non‑compliance matters that may or may not eventually result in administrative proceedings. CMS Energy and Consumers believe that the outcome of any one of these proceedings and potential claims will not have a material negative effect on their consolidated results of operations, financial condition, or liquidity.

4:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long‑term debt transactions during the three months ended March 31, 2019:

	Principal (In Millions)	Interest Rate	Issue/Retirement Date	Maturity Date
Debt issuances
CMS Energy, parent only
Term loan facility	$300	variable	January 2019	December 2019
Junior subordinated notes[1]	630	5.875%	February 2019	March 2079
Total CMS Energy, parent only	$930
Total CMS Energy	$930
Debt retirements
CMS Energy, parent only
Term loan facility	$300	variable	February 2019	December 2019
Term loan facility	180	variable	February 2019	April 2019
Total CMS Energy, parent only	$480
Total CMS Energy	$480

[1]	These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness.
Revolving Credit Facilities: The following revolving credit facilities with banks were available at March 31, 2019:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2023	$550	$—	$4	$546
CMS Enterprises, including subsidiaries
September 30, 2025[1]	$18	$—	$8	$10
Consumers[2]
June 5, 2023	$850	$—	$7	$843
November 23, 2020	250	—	15	235
September 9, 2019	30	—	30	—

[1]	Under this facility, $8 million is available solely for the purpose of issuing letters of credit. Obligations under this facility are secured by the collateral accounts with the lending bank.

[2]	Obligations under these facilities are secured by first mortgage bonds of Consumers.
Short‑term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At March 31, 2019, $30 million of commercial paper notes were outstanding under this program.
Dividend Restrictions: At March 31, 2019, payment of dividends by CMS Energy on its common stock was limited to $4.9 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at March 31, 2019, Consumers had $1.3 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
For the three months ended March 31, 2019, Consumers paid $172 million in dividends on its common stock to CMS Energy.
Issuance of Common Stock: In 2018, CMS Energy entered into an equity offering program under which it may sell, from time to time, shares of CMS Energy common stock having an aggregate sales price of up to $250 million. Under this program, CMS Energy may sell its common stock in privately negotiated transactions, in “at the market” offerings, through forward sales transactions or otherwise. As of March 31, 2019, CMS Energy had entered into forward sales contracts having an aggregate sales price of $250 million. Presented in the following table are details of these contracts:

Contract Date	Maturity Date	Number of Shares	Initial Forward Price Per Share
November 16, 2018	May 16, 2020	2,017,783	$49.06
November 20, 2018	May 20, 2020	777,899	50.91
February 21, 2019	August 21, 2020	2,083,340	52.27
These contracts allow CMS Energy to either physically settle the contracts by issuing shares of its common stock at the then‑applicable forward sale price specified by the agreement or net settle the contracts through the delivery or receipt of cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock.
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments.
No amounts have or will be recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle the contracts as of March 31, 2019, CMS Energy would have been required to deliver 424,770 shares.

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

•
Level 2 inputs are observable, market‑based inputs, other than Level 1 prices. Level 2 inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices in inactive markets, and inputs derived from or corroborated by observable market data.

•	Level 3 inputs are unobservable inputs that reflect CMS Energy’s or Consumers’ own assumptions about how market participants would value their assets and liabilities.
CMS Energy and Consumers classify fair value measurements within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement in its entirety.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

In Millions
	CMS Energy, including Consumers		Consumers
	March 31 2019	December 31 2018	March 31 2019	December 31 2018
Assets[1]
Cash equivalents	$20	$27	$—	$—
Restricted cash equivalents	33	21	27	17
CMS Energy common stock	—	—	1	1
Nonqualified deferred compensation plan assets	15	14	12	10
DB SERP cash equivalents	—	1	—	—
Derivative instruments	—	1	—	1
Total	$68	$64	$40	$29
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$15	$14	$12	$10
Derivative instruments	4	3	—	—
Total	$19	$17	$12	$10

[1]	All assets and liabilities were classified as Level 1 with the exception of derivative contracts, which were classified as Level 2 or Level 3.

Cash Equivalents: Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity. Short‑term debt instruments classified as cash equivalents on the consolidated balance sheets are not included since they are recorded at amortized cost.
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
DB SERP Cash Equivalents: The DB SERP cash equivalents consist of a money market fund with daily liquidity and are reported in other non‑current assets on CMS Energy and Consumers’ consolidated balance sheets.
Derivative Instruments: CMS Energy and Consumers value their derivative instruments using either a market approach that incorporates information from market transactions, or an income approach that discounts future expected cash flows to a present value amount. CMS Energy’s and Consumers’ derivatives are classified as Level 2 or Level 3.
The derivatives classified as Level 2 are interest rate swaps at CMS Energy, which are valued using market‑based inputs. CMS Energy uses interest rate swaps to manage its interest rate risk on certain long‑term debt transactions and certain notes receivable at EnerBank. The majority of derivatives classified as Level 3 are FTRs held by Consumers. Consumers uses FTRs to manage price risk related to electricity transmission congestion. An FTR is a financial instrument that entitles its holder to receive compensation or requires its holder to remit payment for congestion‑related transmission charges. Due to the lack of quoted pricing information, Consumers determines the fair value of its FTRs based on Consumers’ average historical settlements. There was no material activity within the Level 3 categories of assets and liabilities during the periods presented.

6:    Financial Instruments
Presented in the following table are the carrying amounts and fair values, by level within the fair value hierarchy, of CMS Energy’s and Consumers’ financial instruments that are not recorded at fair value. The table excludes cash, cash equivalents, short‑term financial instruments, and trade accounts receivable and payable whose carrying amounts approximate their fair values. For information about assets and liabilities recorded at fair value and for additional details regarding the fair value hierarchy, see Note 5, Fair Value Measurements.

In Millions
	March 31, 2019					December 31, 2018
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long‑term receivables[1]	$21	$21	$—	$—	$21	$22	$22	$—	$—	$22
Notes receivable[2]	2,018	2,126	—	—	2,126	1,857	1,967	—	—	1,967
Securities held to maturity	22	22	—	22	—	22	21	—	21	—
Liabilities
Long-term debt[3]	11,926	12,404	1,147	9,418	1,839	11,589	11,630	459	9,404	1,767
Long-term payables[4]	27	28	—	—	28	27	27	—	—	27
Consumers
Assets
Long‑term receivables[1]	$21	$21	$—	$—	$21	$22	$22	$—	$—	$22
Notes receivable – related party[5]	105	105	—	—	105	106	106	—	—	106
Liabilities
Long‑term debt[6]	6,591	6,897	—	5,058	1,839	6,805	6,833	—	5,066	1,767

[1]	Includes current accounts receivable of $13 million at March 31, 2019 and $14 million at December 31, 2018.

[2]	Includes current portion of notes receivable of $250 million at March 31, 2019 and $233 million at December 31, 2018. For further details, see Note 7, Notes Receivable.

[3]	Includes current portion of long‑term debt of $821 million at March 31, 2019 and $974 million at December 31, 2018.

[4]	Includes current portion of long‑term payables of $2 million at March 31, 2019 and $1 million at December 31, 2018.

[5]	Includes current portion of notes receivable – related party of $7 million at March 31, 2019 and December 31, 2018. For further details, see Note 7, Notes Receivable.

[6]	Includes current portion of long‑term debt of $26 million at March 31, 2019 and December 31, 2018.
The effects of third‑party credit enhancements were excluded from the fair value measurements of long‑term debt. The principal amount of CMS Energy’s long‑term debt supported by third‑party credit enhancements was $35 million at March 31, 2019 and December 31, 2018. The entirety of these amounts was at Consumers.
Debt securities classified as held to maturity consisted primarily of mortgage‑backed securities and Utah Housing Corporation bonds held by EnerBank. Presented in the following table are these investment securities:

In Millions
	March 31, 2019				December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMS Energy
Debt securities	$22	$—	$—	$22	$22	$—	$1	$21

7:    Notes Receivable
Presented in the following table are details of CMS Energy’s and Consumers’ current and non‑current notes receivable:

In Millions
	March 31, 2019	December 31, 2018
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$250	$233
Non‑current
EnerBank notes receivable	1,768	1,624
Total notes receivable	$2,018	$1,857
Consumers
Current
DB SERP note receivable – related party	$7	$7
Non‑current
DB SERP note receivable – related party	98	99
Total notes receivable	$105	$106
EnerBank Notes Receivable
EnerBank notes receivable are primarily unsecured consumer installment loans for financing home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses.
During the three months ended March 31, 2019, EnerBank purchased a portfolio of secured and unsecured consumer installment loans with a principal value of $131 million at March 31, 2019.

Authorized contractors pay fees to EnerBank to provide borrowers with same‑as‑cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $111 million at March 31, 2019 and $102 million at December 31, 2018.
The allowance for loan losses is a valuation allowance to reflect estimated credit losses. The allowance is increased by the provision for loan losses and decreased by loan charge‑offs net of recoveries. Management estimates the allowance balance required by taking into consideration historical loan loss experience, the nature and volume of the portfolio, economic conditions, and other factors. Loan losses are charged against the allowance when the loss is confirmed, but no later than the point at which a loan becomes 120 days past due.
Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent consumer loans was $20 million at March 31, 2019 and $21 million at December 31, 2018.
At March 31, 2019 and December 31, 2018, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.
EnerBank has entered into an interest rate swap on $36 million of its loans (notes receivable). The terms of the swap effectively convert the fixed rate interest received on these loans to a variable rate. EnerBank is applying fair value hedge accounting to the swap, and accordingly is adjusting the the carrying value of the loans for the change in the fair value of the loans due to the hedged interest rate risk. The adjustment to the loans at March 31, 2019 was immaterial.
DB SERP Note Receivable – Related Party
The DB SERP note receivable – related party is Consumers’ portion of a demand note payable issued by CMS Energy to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028.
8 :    Leases
Lessee
CMS Energy and Consumers lease various assets from third parties, including railcars, real estate, service vehicles, and gas pipeline capacity. In addition, CMS Energy and Consumers account for a number of their PPAs as finance and operating leases.
CMS Energy and Consumers do not record right-of-use assets or lease liabilities on their balance sheets for rentals with lease terms of 12 months or less, most of which are for the lease of real estate and fleet vehicles. Lease expense for these rentals is recognized on a straight-line basis over the lease term. Consumers includes future payments for all renewal options that it is reasonably certain to exercise in its measurement of lease right-of-use assets and lease liabilities. CMS Energy and Consumers include executory costs in the measurement of their right-of-use assets and lease liabilities, except for maintenance costs related to their railcar leases.
Operating leases for coal-carrying railcars have original lease terms ranging from five to 15 years, expiring over the next four years with options to renew. These leases contain fair market value extension and buyout provisions.

Operating leases for real estate have original lease terms ranging from three to 60 years, expiring over the next 42 years. These leases contain fair market value extension and buyout provisions.
Finance leases for Consumers’ service vehicles have original lease terms ranging from five to ten years, expiring over the next eight years. Some have end-of-lease rental adjustment clauses based on proceeds received from the sale or disposition of the vehicles, and others have fair market value purchase options.
Consumers has finance leases for gas transportation pipelines to the D.E. Karn generating complex and Zeeland. The finance lease for the gas transportation pipeline into the D.E. Karn generating complex has a term of 15 years with a provision to extend the contract from month to month. The remaining term of the contract was three years at March 31, 2019. The finance lease for the gas transportation pipeline to Zeeland was extended in 2017 for five years pursuant to a renewal provision in the contract, with additional renewal provisions of five to ten years.
The remaining terms of Consumers’ long-term PPAs accounted for as finance and operating leases range between one and 14 years. Most of these PPAs contain provisions at the end of the initial contract terms to renew the agreements annually under mutually agreed‑upon terms at the time of renewal. Energy and capacity payments that vary depending on quantities delivered are recognized as variable lease costs when incurred. Consumers accounts for a PPA with one of CMS Energy’s equity method subsidiaries as a lease.
Presented in the following table is information about CMS Energy’s and Consumers’ lease right-of-use assets and lease liabilities:

In Millions, Except as Noted
March 31, 2019	CMS Energy, including Consumers	Consumers
Operating leases
Right-of-use assets[1]	$54	$46
Lease liabilities
Current lease liabilities[2]	10	8
Non-current lease liabilities[3]	44	37
Finance leases
Right-of-use assets	$78	$78
Lease liabilities[4]
Current lease liabilities	8	8
Non-current lease liabilities	65	65
Weighted-average remaining lease term (in years)
Operating leases	14	13
Finance leases	12	12
Weighted-average discount rate
Operating leases	3.7%	3.6%
Finance leases[5]	2.0%	2.0%

[1]	CMS Energy’s and Consumers’ operating right-of-use lease assets are reported as other non-current assets on their consolidated balance sheets.

[2]	The current portion of CMS Energy’s and Consumers’ operating lease liabilities are reported as other current liabilities on their consolidated balance sheets.

[3]	The non-current portion of CMS Energy’s and Consumers’ operating lease liabilities are reported as other non-current liabilities on their consolidated balance sheets.

[4]	This includes $25 million for leases with related parties, of which less than $1 million is current.

[5]
This rate excludes the impact of Consumers’ pipeline agreements and long-term PPAs accounted for as finance leases. The required capacity payments under these agreements, when compared to the underlying fair value of the leased assets, result in effective interest rates that exceed market rates for leases with similar terms.

CMS Energy and Consumers report operating, variable, and short-term lease costs as operating expenses on their consolidated statements of income, except for certain amounts that may be capitalized to other assets. Presented in the following table is a summary of CMS Energy’s and Consumers’ total lease costs:

In Millions
Three Months Ended March 31, 2019	CMS Energy, including Consumers	Consumers
Operating lease costs	$3	$2
Finance lease costs
Amortization of right-of-use assets	2	2
Interest on lease liabilities	4	4
Variable lease costs	31	31
Short-term lease costs	3	3
Total lease costs	$43	$42
Presented in the following table is cash flow information related to amounts paid on CMS Energy’s and Consumers’ lease liabilities:

In Millions
Three Months Ended March 31, 2019	CMS Energy, including Consumers	Consumers
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities for finance leases	$4	$4
Cash used in operating activities for operating leases	3	2
Cash used in financing activities for finance leases	2	2

Presented in the following table are the minimum rental commitments under CMS Energy’s and Consumers’ non‑cancelable leases:

In Millions
	Operating Leases				Finance Leases
March 31, 2019	Railcars	Real Estate	PPAs	Total	Real Estate	Service Vehicles	Gas Pipelines	PPAs	Total
CMS Energy, including Consumers
Remainder of 2019	$5	$2	$1	$8	$—	$6	$3	$10	$19
2020	7	3	1	11	—	6	4	13	23
2021	7	3	1	11	—	5	5	13	23
2022	2	2	1	5	—	5	1	13	19
2023	1	2	—	3	—	5	1	13	19
2024	—	2	—	2	—	2	1	13	16
2025 and thereafter	—	34	1	35	10	3	3	74	90
Total minimum lease payments	$22	$48	$5	$75	$10	$32	$18	$149	$209
Less discount	1	20	—	21	2	2	11	121	136
Present value of minimum lease payments	$21	$28	$5	$54	$8	$30	$7	$28	$73
Consumers
Remainder of 2019	$5	$1	$1	$7	$—	$6	$3	$10	$19
2020	7	2	1	10	—	6	4	13	23
2021	7	1	1	9	—	5	5	13	23
2022	2	1	1	4	—	5	1	13	19
2023	1	1	—	2	—	5	1	13	19
2024	—	1	—	1	—	2	1	13	16
2025 and thereafter	—	28	1	29	10	3	3	74	90
Total minimum lease payments	$22	$35	$5	$62	$10	$32	$18	$149	$209
Less discount	1	16	—	17	2	2	11	121	136
Present value of minimum lease payments	$21	$19	$5	$45	$8	$30	$7	$28	$73

Presented in the following table are the minimum rental commitments under CMS Energy’s and Consumers’ non‑cancelable leases at December 31, 2018, prior to the adoption of ASU 2016-02:

In Millions
December 31, 2018	Capital Leases	Operating Leases
CMS Energy, including Consumers
2019	$14	$16
2020	11	15
2021	11	15
2022	8	8
2023	6	5
2024 and thereafter	21	38
Total minimum lease payments	$71	$97
Less discount	22
Present value of minimum lease payments	$49
Less current portion	9
Non-current portion	$40
Consumers
2019	$14	$14
2020	11	14
2021	11	13
2022	8	7
2023	6	5
2024	21	32
Total minimum lease payments	$71	$85
Less discount	22
Present value of minimum lease payments	$49
Less current portion	9
Non-current portion	$40
Lessor
CMS Energy and Consumers are the lessor under power sales and natural gas delivery agreements that are accounted for as leases.
CMS Energy has power sales agreements that are accounted for as operating leases. These agreements have remaining terms ranging from seven to 24 years. In addition to fixed payments, these agreements have variable payments based on energy delivered. CMS Energy’s lease revenue from its power sales agreements was $48 million for the three months ended March 31, 2019, which included variable lease payments of $34 million.
Consumers has an agreement to build, own, operate, and maintain a compressed natural gas fueling station for a term of 20 years, which began in December 2018. This agreement is accounted for as a direct finance lease, under which the lessee has the option to purchase the natural gas fueling station at the end of the lease term. Fixed monthly payments escalate annually with inflation.

In December 2018, Consumers and a subsidiary of CMS Energy executed a 20-year natural gas transportation agreement, related to a pipeline owned by Consumers, which will automatically extend annually unless terminated by either party. This agreement is accounted for by Consumers as a direct finance lease. The effects of the lease are eliminated on CMS Energy’s consolidated financial statements.
Presented in the following table are the minimum rental payments to be received under CMS Energy’s non‑cancelable operating leases:

In Millions
March 31, 2019
Remainder of 2019	$52
2020	52
2021	51
2022	47
2023	44
2024	44
2025 and thereafter	62
Total minimum lease payments	$352
Presented in the following table are the minimum rental payments to be received under CMS Energy’s and Consumers’ non‑cancelable direct financing leases:

In Millions
March 31, 2019	CMS Energy, including Consumers	Consumers
Remainder of 2019	$—	$1
2020	—	1
2021	—	1
2022	—	1
2023	—	1
2024	—	1
2025 and thereafter	10	19
Total minimum lease payments	$10	$25
Less unearned income	5	15
Present value of lease payments recognized as lease receivables	$5	$10

9:    Retirement Benefits
CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.
Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	DB Pension Plans		OPEB Plan
Three Months Ended March 31	2019	2018	2019	2018
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$10	$12	$4	$4
Interest cost	25	22	10	9
Expected return on plan assets	(40)	(37)	(22)	(24)
Amortization of:
Net loss	12	18	7	4
Prior service cost (credit)	—	1	(16)	(17)
Net periodic cost (credit)	$7	$16	$(17)	$(24)
Consumers
Net periodic cost (credit)
Service cost	$10	$12	$3	$4
Interest cost	23	21	10	8
Expected return on plan assets	(38)	(35)	(21)	(23)
Amortization of:
Net loss	12	18	7	4
Prior service cost (credit)	—	1	(15)	(16)
Net periodic cost (credit)	$7	$17	$(16)	$(23)

10:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Three Months Ended March 31	2019	2018
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.4	5.7
TCJA excess deferred taxes[1]	(3.5)	(2.9)
Production tax credits	(2.4)	(1.5)
Accelerated flow-through of regulatory tax benefits[2]	(1.5)	(5.0)
Research and development tax credits, net[3]	(0.2)	(2.8)
Other, net	(0.4)	(0.3)
Effective tax rate	18.4%	14.2%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.6	6.2
TCJA excess deferred taxes[1]	(3.3)	(2.9)
Accelerated flow-through of regulatory tax benefits[2]	(2.5)	(4.8)
Production tax credits	(1.0)	(1.1)
Research and development tax credits, net[3]	(0.2)	(2.7)
Other, net	(0.3)	(0.3)
Effective tax rate	19.3%	15.4%

[1]
In December 2017, Consumers remeasured its deferred tax assets and liabilities at the new federal tax rate enacted by the TCJA and recorded a $1.8 billion regulatory liability. This regulatory liability relates to the excess deferred taxes arising from accelerated tax depreciation on assets in rate base that are governed by normalization provisions of the Internal Revenue Code. The normalization provisions require that the excess deferred taxes be refunded to customers over the remaining average service life of the associated assets. In January 2018, Consumers began to reduce this regulatory liability by crediting income tax expense. Consumers has fully reserved for the eventual refund of these excess deferred taxes that it has credited to income tax expense in a separate non‑current regulatory liability established by reducing revenue, and will continue to do so until these benefits are passed on to customers in accordance with an MPSC order, expected to be issued in 2019. At March 31, 2019, this reserve for refund of these excess deferred taxes totaled $48 million.

[2]
In 2013, the MPSC issued an order authorizing Consumers to accelerate the flow‑through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993. Consumers implemented this regulatory treatment beginning in 2014, with the electric portion ending in 2018. This change, which also accelerates Consumers’ recognition of the income tax benefits, reduced Consumers’ income tax expense by $7 million for the three months ended March 31, 2019 and by $14 million for the three months ended March 31, 2018.

[3]
In March 2018, Consumers finalized a study of research and development tax credits for the tax years 2012 through 2016. As a result, Consumers recognized an $8 million increase in the credit, net of reserves for uncertain tax positions, at that time.

11:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

In Millions, Except Per Share Amounts
Three Months Ended March 31	2019	2018
Income available to common stockholders
Net income available to common stockholders – basic and diluted	$213	$241
Average common shares outstanding
Weighted-average shares – basic	282.8	281.5
Add dilutive nonvested stock awards	0.6	0.7
Add dilutive forward equity sale contracts	0.2	—
Weighted-average shares – diluted	283.6	282.2
Net income per average common share available to common stockholders
Basic	$0.75	$0.86
Diluted	0.75	0.86
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
Forward Equity Sale Contracts
In November 2018 and February 2019, CMS Energy entered into forward equity sale contracts. These forward equity sale contracts are non‑participating securities. While the forward sale price in the forward equity sale contract is decreased on certain dates by certain predetermined amounts to reflect expected dividend payments, these price adjustments were set upon inception of the agreement and the forward contract does not give the owner the right to participate in undistributed earnings. Accordingly, the forward equity sale contracts were included in the computation of diluted EPS, but not in the computation of basic EPS. For further details on the forward equity sale contracts, see Note 4, Financings and Capitalization.

12:    Revenue
Presented in the following table are the components of operating revenue:

In Millions
Three Months Ended March 31, 2019	Electric Utility	Gas Utility	Enterprises[1]	Other Reconciling[2]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,100	$838	$—	$—	$1,938
Other	—	—	19	—	19
Revenue recognized from contracts with customers	1,100	838	19	—	1,957
Leasing income	—	—	48	—	48
Financing income	3	2	—	49	54
Consumers alternative revenue programs	—	—	—	—	—
Total operating revenue – CMS Energy	$1,103	$840	$67	$49	$2,059
Consumers
Consumers utility revenue
Residential	$523	$589	$—	$—	$1,112
Commercial	351	174	—	—	525
Industrial	162	25	—	—	187
Other	64	50	—	—	114
Revenue recognized from contracts with customers	1,100	838	—	—	1,938
Financing income	3	2	—	—	5
Alternative revenue programs	—	—	—	—	—
Total operating revenue – Consumers	$1,103	$840	$—	$—	$1,943

In Millions
Three Months Ended March 31, 2018	Electric Utility	Gas Utility	Enterprises[1]	Other Reconciling[2]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,076	$773	$—	$—	$1,849
Other	—	—	24	—	24
Revenue recognized from contracts with customers	1,076	773	24	—	1,873
Leasing income	—	—	39	—	39
Financing income	2	2	—	35	39
Consumers alternative revenue programs	—	2	—	—	2
Total operating revenue – CMS Energy	$1,078	$777	$63	$35	$1,953
Consumers
Consumers utility revenue
Residential	$501	$537	$—	$—	$1,038
Commercial	361	162	—	—	523
Industrial	143	24	—	—	167
Other	71	50	—	—	121
Revenue recognized from contracts with customers	1,076	773	—	—	1,849
Financing income	2	2	—	—	4
Alternative revenue programs	—	2	—	—	2
Total operating revenue – Consumers	$1,078	$777	$—	$—	$1,855

[1]	Amounts represent the enterprises segment’s operating revenue from independent power production and CMS ERM’s sales of energy commodities in support of the independent power production portfolio.

[2]	Amount represents EnerBank’s operating revenue from providing primarily unsecured consumer installment loans for financing home improvements.
Electric and Gas Utilities
Consumers Utility Revenue: Consumers recognizes revenue primarily from the sale of electric and gas utility services at tariff‑based rates regulated by the MPSC. Consumers’ customer base consists of a mix of residential, commercial, and diversified industrial customers. Consumers’ tariff‑based sales performance obligations are described below.

•
Consumers has performance obligations for the service of standing ready to deliver electricity or natural gas to customers, and it satisfies these performance obligations over time. Consumers recognizes revenue at a fixed rate as it provides these services. These arrangements generally do not have fixed terms and remain in effect as long as the customer consumes the utility service. The rates are set by the MPSC through the rate‑making process and represent the stand‑alone selling price of Consumers’ service to stand ready to deliver.

•
Consumers has performance obligations for the service of delivering the commodity of electricity or natural gas to customers, and it satisfies these performance obligations upon delivery. Consumers recognizes revenue at a price per unit of electricity or natural gas delivered, based on the tariffs established by the MPSC. These arrangements generally do not have fixed terms and remain in effect as long as the customer consumes the utility service. The rates are set by the

MPSC through the rate‑making process and represent the stand‑alone selling price of a bundled product comprising the commodity, electricity or natural gas, and the service of delivering such commodity.
In some instances, Consumers has specific fixed‑term contracts with large commercial and industrial customers to provide electricity or gas at certain tariff rates or to provide gas transportation services at contracted rates. The amount of electricity and gas to be delivered under these contracts and the associated future revenue to be received are generally dependent on the customers’ needs. Accordingly, Consumers recognizes revenues at the tariff or contracted rate as electricity or gas is delivered to the customer. Consumers also has other miscellaneous contracts with customers related to pole and other property rentals, appliance service plans, and utility contract work. Generally, these contracts are short term or evergreen in nature.
Accounts Receivable and Unbilled Revenues: Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost, which approximates fair value. CMS Energy and Consumers establish an allowance for uncollectible accounts based on historical losses, management’s assessment of existing economic conditions, customer payment trends, and other factors. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past‑due terms established with customers. CMS Energy and Consumers charge off accounts deemed uncollectible to operating expense. Uncollectible expense for CMS Energy, including Consumers, was $6 million for the three months ended March 31, 2019 and $7 million for the three months ended March 31, 2018. Uncollectible expense for Consumers was $6 million for the three months ended March 31, 2019 and $7 million for the three months ended March 31, 2018.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month‑end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets, were $341 million at March 31, 2019 and $409 million at December 31, 2018.
Alternative‑Revenue Programs: Under a gas revenue decoupling mechanism authorized by the MPSC, Consumers is allowed to adjust future gas rates for differences between Consumers’ actual weather‑normalized non‑fuel revenues and the revenues approved by the MPSC. Consumers accounts for this program as an alternative‑revenue program that meets the criteria for recognizing the effects of decoupling adjustments on revenue as gas is delivered.
Consumers does not reclassify revenue from its alternative-revenue program to revenue from contracts with customers at the time the amounts are collected from customers.

13:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
	March 31, 2019	December 31, 2018
CMS Energy, including Consumers
Cash and cash equivalents	$234	$153
Restricted cash and cash equivalents	33	21
Other non-current assets	—	1
Cash and cash equivalents, including restricted amounts	$267	$175
Consumers
Cash and cash equivalents	$37	$39
Restricted cash and cash equivalents	27	17
Other non-current assets	—	—
Cash and cash equivalents, including restricted amounts	$64	$56
Cash and Cash Equivalents: Cash and cash equivalents include short‑term, highly liquid investments with original maturities of three months or less.
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

14:    Reportable Segments
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

•
enterprises, consisting of various subsidiaries engaging in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production

CMS Energy presents EnerBank, corporate interest and other expenses, and Consumers’ other consolidated entities within other reconciling items.
Consumers
The reportable segments for Consumers are:

•	electric utility, consisting of regulated activities associated with the generation, purchase, transmission, distribution, and sale of electricity in Michigan

•	gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

In Millions
Three Months Ended March 31	2019	2018
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,103	$1,078
Gas utility	840	777
Enterprises	67	63
Other reconciling items	49	35
Total operating revenue – CMS Energy	$2,059	$1,953
Consumers
Operating revenue
Electric utility	$1,103	$1,078
Gas utility	840	777
Total operating revenue – Consumers	$1,943	$1,855
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$105	$139
Gas utility	121	103
Enterprises	1	15
Other reconciling items	(14)	(16)
Total net income available to common stockholders – CMS Energy	$213	$241
Consumers
Net income available to common stockholder
Electric utility	$105	$139
Gas utility	121	103
Total net income available to common stockholder – Consumers	$226	$242

In Millions
	March 31, 2019	December 31, 2018
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$16,196	$16,027
Gas utility[1]	8,087	7,919
Enterprises	404	412
Other reconciling items	42	42
Total plant, property, and equipment, gross – CMS Energy	$24,729	$24,400
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$16,196	$16,027
Gas utility[1]	8,087	7,919
Other reconciling items	17	17
Total plant, property, and equipment, gross – Consumers	$24,300	$23,963
CMS Energy, including Consumers
Total assets
Electric utility[1]	$14,237	$14,079
Gas utility[1]	7,681	7,806
Enterprises	524	540
Other reconciling items	2,351	2,104
Total assets – CMS Energy	$24,793	$24,529
Consumers
Total assets
Electric utility[1]	$14,300	$14,143
Gas utility[1]	7,729	7,853
Other reconciling items	23	29
Total assets – Consumers	$22,052	$22,025

[1]	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

15: Asset Sales
During the first quarter of 2019, management committed to a plan to sell certain portions of high-voltage equipment held by the enterprises segment’s DIG plant and a separate plan to sell a portion of Consumers’ electric utility’s substation transmission assets.
Presented in the following table are the major classes of assets classified as held for sale on CMS Energy’s and Consumers’ consolidated balance sheets at March 31, 2019:

In Millions
CMS Energy, including Consumers
Plant, property, and equipment, net	$34
Construction work in progress	5
Total assets	$39
Consumers
Plant, property, and equipment, net	$30
Construction work in progress	5
Total assets	$35
Enterprises
In April 2019, DIG completed a sale of high-voltage equipment to ITC and will recognize a gain of $16 million in the second quarter of 2019.
Consumers
Consumers expects to sell substation transmission assets to METC in 2019, at a price above their book value.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations for CMS Energy and Consumers is contained in Part I—Item 1. Financial Statements—MD&A, which is incorporated by reference herein.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risk as previously disclosed in Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2018 Form 10‑K.
Item 4.    Controls and Procedures
CMS Energy
Disclosure Controls and Procedures: CMS Energy’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, CMS Energy’s CEO and CFO have concluded that, as of the end of such period, its disclosure controls and procedures are effective.
Internal Control Over Financial Reporting: There have not been any changes in CMS Energy’s internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Consumers
Disclosure Controls and Procedures: Consumers’ management, with the participation of its CEO and CFO, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Consumers’ CEO and CFO have concluded that, as of the end of such period, its disclosure controls and procedures are effective.
Internal Control Over Financial Reporting: There have not been any changes in Consumers’ internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II—Other Information
Item 1.    Legal Proceedings
CMS Energy, Consumers, and certain of their affiliates are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Part I—Item 3. Legal Proceedings, of the 2018 Form 10‑K, see Part I—Item 1. Financial Statements—Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in Part I—Item 1A. Risk Factors, in the 2018 Form 10‑K, which Risk Factors are incorporated herein by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended March 31, 2019:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2019 to
January 31, 2019	85,258	$50.88	—	—
February 1, 2019 to
February 28, 2019	259	52.61	—	—
March 1, 2019 to
March 31, 2019	68,353	55.21	—	—
Total	153,870	$52.81	—	—

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
Eighth Supplemental Indenture dated as of February 20, 2019 between CMS Energy and The Bank of New York Mellon, as Trustee. (Exhibit 4.1 to Form 8-K filed February 20, 2019 and incorporated herein by reference)

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

CMS ENERGY CORPORATION

Dated: April 25, 2019	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: April 25, 2019	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer