Form 10-Q
period 2019-06-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2019-07-25
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____to_____

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.
1-9513	CMS ENERGY CORPORATION	38-2726431
(A Michigan Corporation)
One Energy Plaza, Jackson, Michigan 49201
(517) 788‑0550

1-5611	CONSUMERS ENERGY COMPANY	38-0442310
(A Michigan Corporation)
One Energy Plaza, Jackson, Michigan 49201
(517) 788‑0550

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
CMS Energy Corporation Common Stock, $0.01 par value	CMS	New York Stock Exchange
CMS Energy Corporation 5.625% Junior Subordinated Notes due 2078	CMSA	New York Stock Exchange
CMS Energy Corporation 5.875% Junior Subordinated Notes due 2078	CMSC	New York Stock Exchange
CMS Energy Corporation 5.875% Junior Subordinated Notes due 2079	CMSD	New York Stock Exchange
Consumers Energy Company Cumulative Preferred Stock, $100 par value: $4.50 Series	CMS-PB	New York Stock Exchange

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

CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 9, 2019:
CMS Energy Corporation:
CMS Energy Common Stock, $0.01 par value (including 20,316 shares owned by Consumers Energy)	283,787,006
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10‑Q to the Securities and Exchange Commission for the Period Ended June 30, 2019

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
Earnings before interest, taxes, depreciation, and amortization
EGLE
The Michigan Department of Environment, Great Lakes, and Energy, formerly known as the Michigan Department of Environmental Quality
EnerBank
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
Kilowatt‑hour, a unit of energy equal to one thousand watt‑hours
LIBOR
The London Interbank Offered Rate
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
MISS DIG Act
MISS DIG Underground Facility Damage Prevention and Safety Act of 2013
mothball
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

•
potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before EGLE, the EPA, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Bay Harbor or Consumers’ routine maintenance, repair, and replacement classification under NSR regulations

•
changes in energy markets, including availability and price of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, and certain related products

•
the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates

•	the potential effects of a future transition from LIBOR to an alternative reference interest rate in the capital markets

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

•	population changes in the geographic areas where CMS Energy and Consumers conduct business

•	national, regional, and local economic, competitive, and regulatory policies, conditions, and developments

•	loss of customer demand for electric generation supply to alternative electric suppliers, increased use of distributed generation, or energy waste reduction and storage

•	adverse consequences of employee, director, or third‑party fraud or non‑compliance with codes of conduct or with laws or regulations

•	federal regulation of electric sales and transmission of electricity, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market‑based sales authorizations

•	the impact of credit markets, economic conditions, increased competition, and any new banking and consumer protection regulations on EnerBank

•	the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers

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
Consumers filed an IRP with the MPSC in June 2018, detailing its long‑term strategy for delivering reliable and affordable energy to its customers through the increased use of energy efficiency and customer demand management programs and additional renewable energy. In March 2019, Consumers and a broad coalition of key stakeholders, including business customers, environmental groups, the MPSC Staff, and the Michigan Attorney General, filed a settlement agreement with the MPSC and the MPSC approved it in June 2019.
Under its IRP, Consumers will meet the requirements of the 2016 Energy Law using its clean and lean strategy, which focuses on increasing the generation of renewable energy, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times. Further, Consumers plans to replace all of its coal-fueled generation with investment in renewable energy, which will enable Consumers to meet and exceed the 2016 Energy Law renewable energy requirements and fulfill increasing customer demand for renewable energy. Through its IRP, Consumers expects to reduce carbon emissions by more than 90 percent by 2040. Additionally, the IRP will allow Consumers to achieve a breakthrough goal of at least 50 percent combined renewable energy and energy waste reduction by 2030.

Presented in the following illustration is Consumers’ 2019 generation capacity and projected future generation capacity in 2030 and 2040, including purchased capacity, based on a variety of fuel sources:
Additionally, in an effort to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers announced the following five‑year targets during 2018:

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
Profit: The profit element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to meeting their financial objectives and providing economic development opportunities and benefits in the communities in which they do business. CMS Energy’s and Consumers’ financial strength allows them to maintain solid investment-grade credit ratings and thereby reduce funding costs for the benefit of customers and investors, to preserve and create jobs, and to reinvest in the communities they serve.
For the six months ended June 30, 2019, CMS Energy’s net income available to common stockholders was $306 million, and diluted EPS were $1.08. This compares with net income available to common stockholders of $380 million and diluted EPS of $1.35 for the six months ended June 30, 2018. In 2019, the benefits from electric and gas rate increases and higher gas sales due primarily to colder weather were more than offset by higher service restoration costs from 2019 winter storms, lower electric sales due primarily to unfavorable weather, higher depreciation, and lower earnings at the enterprises segment. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
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
Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service. Leveraging the Consumers Energy Way, CMS Energy and Consumers have accomplished the following during 2019:

•	received approval of Consumers’ IRP, which supports the companies’ clean energy goals

•	launched a three-year electric vehicle pilot program

•	committed to invest $7.5 billion in Michigan businesses over the next five years; of that amount,$1.5 billion will be invested in diverse suppliers

•	completed the deployment of automated gas meters in areas where Consumers provides only natural gas to customers, allowing for drive-by meter reading
CMS Energy and Consumers will continue to utilize the Consumers Energy Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
Investment Plan: Consumers expects to make significant expenditures on infrastructure upgrades and replacements and electric supply projects from 2019 through 2023. While it has a large number of potential investment opportunities that would add customer value, Consumers has prioritized its spending based on the criteria of enhancing public safety, increasing reliability, maintaining affordability for its customers, and advancing its environmental stewardship. Consumers’ investment program is expected to result in annual rate-base growth of six to eight percent. This rate-base growth, together with cost-control measures, should allow Consumers to maintain affordable customer prices.

Presented in the following illustration are planned capital expenditures of $11.2 billion that Consumers expects to make from 2019 through 2023:
Of this amount, Consumers plans to spend $9.3 billion over the next five years to maintain and upgrade its gas infrastructure and electric distribution systems in order to enhance safety and reliability, improve customer satisfaction, and reduce energy waste on those systems. The gas infrastructure projects comprise $5.1 billion to sustain deliverability and enhance pipeline integrity and safety. These projects, which involve replacement of mains and services and enhancement of transmission and storage systems, should reduce the minor quantity of methane emissions released as gas is transported. The electric distribution projects comprise $4.2 billion to strengthen circuits and substations and replace poles. Consumers also expects to spend $1.9 billion on electric supply projects, representing new generation, including renewable generation, and environmental investments needed to comply with state and federal laws and regulations.
Regulation: Regulatory matters are a key aspect of Consumers’ business, particularly rate cases and regulatory proceedings before the MPSC, which permit recovery of new investments while helping to ensure that customer rates are fair and affordable. Important regulatory events and developments not already discussed are summarized below.

•
2018 Electric Rate Case: In May 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $58 million, based on a 10.75 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. In October 2018, Consumers reduced its requested annual rate increase to $44 million. In January 2019, the MPSC approved a settlement agreement authorizing an annual rate decrease of $24 million, based on a 10.0 percent authorized return on equity. With the elimination of the $113 million TCJA credit to customer bills, the approved settlement agreement resulted in an $89 million net increase in annual rates. The settlement agreement also provided for deferred accounting treatment for distribution‑related capital investments exceeding certain amounts. Consumers also agreed to not file a new electric rate case prior to January 2020.

•
2018 Gas Rate Case: In November 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $229 million, based on a 10.75 percent authorized return on equity. The filing also requests approval of a revenue decoupling mechanism that would annually reconcile Consumers’ actual weather‑normalized, non‑fuel revenues with the revenues approved by the MPSC. In April 2019, Consumers reduced its requested annual rate increase to $204 million.

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

Looking Forward
CMS Energy and Consumers will continue to consider the impact on the triple bottom line of people, planet, and profit in their daily operations as well as in their long-term strategic decisions. Consumers will continue to seek fair and timely regulatory treatment that will support its customer-driven investment plan, while pursuing cost-control measures that will allow it to maintain sustainable customer base rates. The Consumers Energy Way is an important means of realizing CMS Energy’s and Consumers’ purpose of achieving world class performance while delivering hometown service.

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Six Months Ended
June 30	2019	2018	Change	2019	2018	Change
Net Income Available to Common Stockholders	$93	$139	$(46)	$306	$380	$(74)
Basic Earnings Per Average Common Share	$0.33	$0.49	$(0.16)	$1.08	$1.35	$(0.27)
Diluted Earnings Per Average Common Share	$0.33	$0.49	$(0.16)	$1.08	$1.35	$(0.27)

In Millions
	Three Months Ended			Six Months Ended
June 30	2019	2018	Change	2019	2018	Change
Electric utility	$90	$130	$(40)	$195	$269	$(74)
Gas utility	8	21	(13)	129	124	5
Enterprises	10	14	(4)	11	29	(18)
Corporate interest and other	(15)	(26)	11	(29)	(42)	13
Net Income Available to Common Stockholders	$93	$139	$(46)	$306	$380	$(74)

Presented in the following table are specific after-tax changes to CMS Energy’s net income available to common stockholders for the three and six months ended June 30, 2019 versus 2018:

In Millions
	Three Months Ended		Six Months Ended
June 30, 2018		$139		$380
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$(32)		$(23)
Gas sales	—		18
Electric rate increase	14		24
Gas rate increase	5		28
Higher service restoration costs from 2019 winter storms	—		(25)
Depreciation and amortization	(8)		(21)
Higher distribution and transmission expenses	(3)		(10)
Absence of 2018 settlement of a property tax appeal related to the J.H. Campbell plant	—		(7)
Higher property tax, reflecting higher capital spending	(2)		(9)
Absence of 2018 income tax benefit associated with electric cost of removal[1]	(8)		(15)
Absence of 2018 research and development tax credits[1]	(2)		(9)
Other	(17)		(20)
		$(53)		$(69)
Enterprises
Lower earnings due primarily to lower capacity revenue and higher operating and maintenance costs	(13)		(27)
Absence of 2018 expiration of indemnity obligation	(3)		(3)
Gain on sale of transmission equipment	12		12
		(4)		(18)
Corporate interest and other
Increased income tax benefit due primarily to production tax credits	8		11
Higher earnings at EnerBank	3		5
Absence of 2018 loss on early extinguishment of debt	4		4
Higher fixed charges due to higher debt	(4)		(7)
		11		13
June 30, 2019		$93		$306

[1]	See Note 10, Income Taxes.

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three months ended June 30, 2019 versus 2018:

In Millions
Three Months Ended June 30, 2018		$130
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including the impacts of the January 2019 order	$22
Lower sales due primarily to unfavorable weather	(51)
Other revenues	6	$(23)
Maintenance and other operating expenses		(7)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(6)
General taxes		(1)
Interest charges		(3)
Income taxes
Lower electric utility pre-tax earnings	10
Absence of 2018 income tax benefit associated with cost of removal[2]	(7)
Absence of 2018 research and development tax credits[2]	(2)
Higher other income taxes	(1)	—
Three Months Ended June 30, 2019		$90

[1]	Deliveries to end-use customers were 8.6 billion kWh in 2019 and 9.2 billion kWh in 2018.

[2]	See Note 10, Income Taxes.

Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the six months ended June 30, 2019 versus 2018:

In Millions
Six Months Ended June 30, 2018		$269
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including the impacts of the January 2019 order	$35
Lower sales due primarily to unfavorable weather	(40)
Other revenues	10	$5
Maintenance and other operating expenses
Higher service restoration costs from 2019 winter storms	(33)
Higher distribution and transmission expenses	(6)
Lower mutual insurance distribution	(4)
Litigation settlement	8
Higher maintenance and other operating expenses	(10)	(45)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(15)
General taxes
Absence of 2018 settlement of a property tax appeal related to the J.H. Campbell plant	(9)
Higher property tax, reflecting higher capital spending	(4)
Lower other general taxes	1	(12)
Other income, net of expenses
Lower other income, net of expenses		(1)
Interest charges		(1)
Income taxes
Lower electric utility pre-tax earnings	18
Absence of 2018 income tax benefit associated with cost of removal[2]	(14)
Absence of 2018 research and development tax credits[2]	(8)
Higher other income taxes	(1)	(5)
Six Months Ended June 30, 2019		$195

[1]	Deliveries to end-use customers were 17.8 billion kWh in 2019 and 18.5 billion kWh in 2018.

[2]	See Note 10, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three months ended June 30, 2019 versus 2018:

In Millions
Three Months Ended June 30, 2018		$21
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase, including the impacts of the September 2018 order	$6
Other revenues	(1)	$5
Maintenance and other operating expenses
Higher distribution and transmission expenses	(3)
Higher pipeline integrity expenses	(4)
Higher leak repair and survey expenses	(3)
Higher maintenance and other operating expenses	(4)	(14)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(4)
General taxes
Higher property tax, reflecting higher capital spending		(2)
Other income, net of expenses
Higher other income, net of expenses		1
Income taxes
Lower gas utility pre-tax earnings	4
Higher other income taxes	(3)	1
Three Months Ended June 30, 2019		$8

[1]	Deliveries to end-use customers were 49 bcf in 2019 and 50 bcf in 2018.

Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the six months ended June 30, 2019 versus 2018:

In Millions
Six Months Ended June 30, 2018		$124
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase, including the impacts of the September 2018 order	$29
Higher sales, due primarily to colder weather	24
Lower energy waste reduction program revenues	(8)
Other revenues	(1)	$44
Maintenance and other operating expenses
Lower energy waste reduction program costs	8
Higher distribution and transmission expenses	(7)
Higher pipeline integrity expenses	(4)
Higher leak repair and survey expenses	(4)
Higher maintenance and other operating expenses	(6)	(13)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(13)
General taxes
Higher property tax, reflecting higher capital spending		(9)
Other income, net of expenses
Higher other income, net of expenses		2
Interest charges		(2)
Income taxes
Higher gas utility pre-tax earnings	(2)
Higher other income taxes	(2)	(4)
Six Months Ended June 30, 2019		$129

[1]	Deliveries to end-use customers were 191 bcf in 2019 and 183 bcf in 2018.
Enterprises Results of Operations
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the three months ended June 30, 2019 versus 2018:

In Millions
Three Months Ended June 30, 2018	$14
Reason for the change
Lower earnings due primarily to lower capacity revenue and higher operating and maintenance costs	$(13)
Absence of 2018 expiration of indemnity obligation	(3)
Gain on sale of transmission equipment[1]	12
Three Months Ended June 30, 2019	$10

[1]	See Note 15, Asset Sales.

Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the six months ended June 30, 2019 versus 2018:

In Millions
Six Months Ended June 30, 2018	$29
Reason for the change
Lower earnings due primarily to lower capacity revenue and higher operating and maintenance costs	$(27)
Absence of 2018 expiration of indemnity obligation	(3)
Gain on sale of transmission equipment[1]	12
Six Months Ended June 30, 2019	$11

[1]	See Note 15, Asset Sales.
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the three months ended June 30, 2019 versus 2018:

In Millions
Three Months Ended June 30, 2018	(26)
Reasons for the change
Increased income tax benefit due primarily to production tax credits	$8
Absence of 2018 loss on early extinguishment of debt	4
Higher earnings at EnerBank	3
Higher fixed charges due to higher debt	(4)
Three Months Ended June 30, 2019	$(15)
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the six months ended June 30, 2019 versus 2018:

In Millions
Six Months Ended June 30, 2018	$(42)
Reasons for the change
Increased income tax benefit due primarily to production tax credits	$11
Higher earnings at EnerBank	5
Absence of 2018 loss on early extinguishment of debt	4
Higher fixed charges due to higher debt	(7)
Six Months Ended June 30, 2019	$(29)

Cash Position, Investing, and Financing
At June 30, 2019, CMS Energy had $334 million of consolidated cash and cash equivalents, which included $22 million of restricted cash and cash equivalents. At June 30, 2019, Consumers had $212 million of consolidated cash and cash equivalents, which included $16 million of restricted cash and cash equivalents. For additional details, see Note 13, Cash and Cash Equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the six months ended June 30, 2019 versus 2018:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2018	$1,416
Reasons for the change
Lower net income	$(74)
Non‑cash transactions[1]	18
Unfavorable impact of changes in core working capital,[2] due primarily to the absence of a 2018 receipt of alternative minimum tax credit refunds	(118)
Unfavorable impact of changes in other assets and liabilities, due primarily to refunds to customers related to the TCJA	(57)
Six Months Ended June 30, 2019	$1,185
Consumers
Six Months Ended June 30, 2018	$1,098
Reasons for the change
Lower net income	$(70)
Non-cash transactions[1]	23
Favorable impact of changes in core working capital[2]	6
Favorable impact of changes in other assets and liabilities, due primarily to lower income taxes payments to CMS Energy, offset partially by refunds to customers related to the TCJA	53
Six Months Ended June 30, 2019	$1,110

[1]	Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes, and other non‑cash operating activities and reconciling adjustments.

[2]	Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Investing Activities
Presented in the following table are specific components of the changes to net cash used in investing activities for the six months ended June 30, 2019 versus 2018:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2018	$(1,008)
Reasons for the change
Higher capital expenditures	$(101)
Changes in EnerBank notes receivable, reflecting growth in consumer lending	(90)
Purchase of notes receivable by EnerBank in 2019	(220)
Other investing activities, primarily proceeds from sale of transmission equipment, offset partially by higher costs to retire property	9
Six Months Ended June 30, 2019	$(1,410)
Consumers
Six Months Ended June 30, 2018	$(914)
Reasons for the change
Higher capital expenditures	$(104)
Other investing activities, primarily higher costs to retire property	(8)
Six Months Ended June 30, 2019	$(1,026)

Financing Activities
Presented in the following table are specific components of net cash provided by (used in) financing activities for the six months ended June 30, 2019 and 2018:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2018	$(111)
Reasons for the change
Higher debt issuances	$661
Higher debt retirements	(444)
Changes in EnerBank certificates of deposit, reflecting higher borrowings	235
Lower repayments under Consumers’ commercial paper program	73
Lower issuances of common stock under the continuous equity offering program	(30)
Higher payments of dividends on common stock	(14)
Other financing activities, primarily higher customer advances for construction, offset partially by higher debt issuance costs	14
Six Months Ended June 30, 2019	$384
Consumers
Six Months Ended June 30, 2018	$27
Reasons for the change
Lower debt issuances	$(247)
Higher debt retirements	(198)
Lower repayments under Consumers’ commercial paper program	73
Higher stockholder contribution from CMS Energy	425
Higher payments of dividends on common stock	(27)
Other financing activities, primarily higher customer advances for construction	19
Six Months Ended June 30, 2019	$72
Capital Resources and Liquidity
CMS Energy uses dividends and tax‑sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization—Dividend Restrictions. For the six months ended June 30, 2019, Consumers paid $272 million in dividends on its common stock to CMS Energy.
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
In 2018, CMS Energy entered into an equity offering program under which it may sell, from time to time, shares of CMS Energy common stock having an aggregate sales price of up to $250 million. Under this program, CMS Energy may sell its common stock in privately negotiated transactions, in “at the market” offerings, through forward sales transactions or otherwise. CMS Energy has entered into forward sales contracts having an aggregate sales price of $250 million. These contracts allow CMS Energy to either physically settle the contracts by issuing shares of its common stock at the then‑applicable forward sale price specified by the agreement or net settle the contracts through the delivery or receipt of cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock. For more information on the forward sale contracts, see Note 4, Financings and Capitalization.
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
At June 30, 2019, CMS Energy had $548 million of its revolving credit facility available and Consumers had $1,078 million available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2019, there were no commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ revolving credit facilities and commercial paper program, see Note 4, Financings and Capitalization.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At June 30, 2019, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of June 30, 2019, as presented in the following table:

June 30, 2019
Credit Agreement, Indenture, or Facility	Limit		Actual
CMS Energy, parent only
Debt to EBITDA[1]	<	6.25 to 1.0	4.6 to 1.0
Consumers
Debt to Capital[2]	<	0.65 to 1.0	0.45 to 1.0
Debt to Capital[3]	<	0.65 to 1.0	0.46 to 1.0

[1]	Applies to CMS Energy’s $550 million revolving credit agreement and $165 million term loan credit agreement.

[2]	Applies to Consumers’ $850 million and $250 million revolving credit agreements and its $30 million reimbursement agreement.

[3]	Applies to Consumers’ $35 million reimbursement agreement.
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
Off-Balance-Sheet Arrangements
CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $153 million at June 30, 2019. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments—Guarantees.
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
In June 2018, Consumers filed an IRP with the MPSC detailing its long‑term strategy for delivering reliable and affordable energy to its customers through the increased use of energy efficiency and customer demand management programs and additional renewable energy. In March 2019, Consumers and a broad coalition of key stakeholders, including business customers, environmental groups, the MPSC Staff, and the Michigan Attorney General, filed a settlement agreement with the MPSC and the MPSC approved it in June 2019.
Through its IRP, Consumers expects to reduce carbon emissions by more than 90 percent by 2040 and eliminate the use of coal to generate electricity by 2040. Specifically, the IRP provides for:

•	the retirement of the D.E. Karn 1 & 2 coal‑fueled generating units, totaling 515 MW, in 2023

•	the continued assessment in future IRP filings concerning the retirement of the J.H. Campbell 1 & 2 coal‑fueled generating units, totaling 608 MW, in 2025 or earlier
Under the IRP, Consumers will replace the capacity to be retired with:

•	increased demand response programs

•	increased energy efficiency

•	increased renewable energy generation

•	conservation voltage reduction

•	increased pumped storage
Consumers will competitively bid new capacity and at least 50 percent of the new capacity will be built and owned by third parties; the remainder will be owned and operated by Consumers. In accordance with the 2016 Energy Law, the IRP also enables Consumers to earn a financial incentive on PPAs approved by the MPSC after January 1, 2019.
The IRP also allows for recovery of significant increases in demand response costs. Consumers is required to file a new IRP by June 2021.
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
In December 2017, Consumers filed a petition with the MPSC requesting corrections to the pricing calculations and capacity purchase model set in the November 2017 order. Subsequently, the MPSC suspended the implementation of the order and reopened the proceeding. In February 2018, the MPSC issued an order limiting Consumers’ obligation to pay the full avoided capacity cost, which is based on the cost of a natural gas combustion turbine under the new avoided‑cost formula, to existing qualifying facilities upon the expiration of outstanding contracts and to the first 150 MW of new generation projects that qualify under PURPA. In October 2018, the MPSC issued an order lifting the suspension on the November 2017 order and thereby making effective the avoided‑cost formula set at that time. According to the October 2018 order, the use of the full avoided‑cost formula is still limited to outstanding contracts that expire and the first 150 MW of new qualifying generation projects. The October 2018 order also provides that all other qualifying generation projects that establish a legally enforceable obligation are eligible to receive a capacity payment equal to the MISO planning resource auction price and a designated energy price approved in the MPSC’s October order. The MPSC also ruled that the determination of Consumers’ future capacity needs would take place in Consumers’ IRP proceeding.
In November 2018, Consumers made a filing in support of another party’s request that the MPSC stay the effectiveness of its October 2018 order. In February 2019, Consumers filed a petition with the MPSC challenging the rates approved in the October 2018 order, and it separately filed a request to withdraw a tariff provision incorporating those rates. In June 2019, the MPSC denied both of these requests, as well as the prior request for a stay of the October 2018 order. Five PURPA developers, representing approximately 2,100 MW of alleged qualifying generation projects, have filed complaints with the MPSC claiming that their projects have legally enforceable obligations making them eligible for the avoided cost rates approved in the October 2018 order. One of those developers is challenging aspects of the MPSC’s October 2018 order in the Michigan Court of Appeals.
In the approved IRP settlement agreement, Consumers agreed to a new method of calculating avoided cost, based on a competitive bidding process that will enable Consumers to purchase energy from new generation at the lowest cost and mitigate the risk of forced purchases of unneeded renewable generation. Consumers cannot predict the outcome of these matters.
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
In February 2019, the MPSC issued an order ruling on amendments Consumers had requested to its renewable energy plan. The MPSC approved the acquisition of up to 525 MW of new wind generation projects, but ruled that Consumers’ request to acquire up to 100 MW of new solar generation will be addressed in a separate proceeding. The MPSC also approved an agreement under which Consumers will purchase a wind generation project under development, with capacity of up to 150 MW, in Gratiot County, Michigan. Consumers expects to begin construction of this project during the fourth quarter of 2019 and that it will be complete and operational in 2020. In June 2019, Consumers entered into an agreement to purchase a wind generation project under development in Michigan, with capacity of up to 166 MW. Consumers expects to take full ownership and begin commercial operation of the project in 2020. The agreement is subject to MPSC approval.

In June 2018, Consumers issued a request for proposals to acquire up to 400 MW of wind generation projects and up to 100 MW of solar generation projects, all of which are required to be located in Michigan. Negotiations are in progress with bidders. Any contracts entered into as a result of the request for proposals would be subject to MPSC approval. Consumers is authorized to earn a 10.7 percent return on equity on any projects approved by the MPSC.
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
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent, with certain exceptions, of Consumers’ weather‑normalized retail sales of the preceding calendar year. At June 30, 2019, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.8 million electric customers, 285 customers, or 0.02 percent, purchased electric generation service under the ROA program.
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
In June 2018, the MPSC issued an order requiring all electric suppliers to demonstrate that a portion of the capacity procured to serve customers during peak demand times is located in the MISO footprint in Michigan’s Lower Peninsula. In July 2018, the Michigan Court of Appeals issued a decision that the MPSC does not have statutory authority to implement such a requirement for alternative electric suppliers. Consumers believes the 2016 Energy Law does give such authorization to the MPSC. The MPSC and Consumers have filed applications for leave to appeal the Court of Appeals’ decision to the Michigan Supreme Court. In June 2019, the Michigan Supreme Court issued orders directing the filing of supplemental briefs and the scheduling of oral arguments in the case, and will ultimately decide whether to consider and rule on the appeals.
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
In 2015, the EPA lowered the NAAQS for ozone. The new ozone NAAQS will make it more difficult to construct or modify power plants in areas of the country that have not met the new ozone standard. In April 2018, the EPA designated certain areas of Michigan as not meeting the new standard with an August 2018 effective date. None of Consumers’ fossil‑fuel‑fired generating units are located in these areas. Some of Consumers’ compressor stations are located in areas impacted by the rule, but Consumers expects only minor permitting impacts if those units are modified in the future. The NAAQS for ozone are presently being litigated. Consumers does not expect that any decision will have a material adverse impact on its generating assets.
Consumers’ strategy to comply with air quality regulations, including CSAPR, NAAQS, and MATS, as well as its legal obligations, involved the installation and operation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA and EGLE rulemakings, litigation, and congressional action. This evaluation could result in:

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
Also in 2015, the EPA published final rules pursuant to Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units, calling the rules the “Clean Power Plan.” Certain states, corporations, and industry groups initiated litigation opposing the proposed Clean Power Plan, and in 2016, the U.S. Supreme Court stayed the Clean Power Plan while the litigation proceeded. In 2017, the EPA and other federal agencies were directed to review the Clean Power Plan, and the EPA published a proposal to repeal it. In June 2019, the EPA released a final rule repealing the Clean Power Plan.
In August 2018, the EPA proposed the “Affordable Clean Energy” rule as a replacement for the EPA’s Clean Power Plan. There was also a proposal to modify the Clean Air Act permitting requirements. The EPA finalized the Affordable Clean Energy rule in June 2019, but did not include the proposal to modify the Clean Air Act permitting requirements. The Affordable Clean Energy rule requires individual states to evaluate coal‑fueled power plants for heat‑rate improvements that could increase overall plant efficiency. The evaluations to be performed by the State of Michigan under the final rule may require heat-rate improvements be made at Consumers’ remaining coal-fueled units beginning in the mid-2020s. Consumers cannot evaluate the potential impact of the rule until the State of Michigan completes its evaluations.
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
Furthermore, Congress passed legislation in 2016 allowing participating states to develop permitting programs for CCRs under RCRA. In July 2018, the EPA published preliminary rulemaking that was intended to amend the 2015 final rule. The rulemaking did not change Consumers’ compliance strategy, but demonstrated the EPA’s willingness to allow states to incorporate flexibility into their permitting processes. Consumers is waiting for the EPA to promulgate a final rule. In December 2018, Michigan adopted a permitting program, which requires the EPA’s authorization. EGLE is presently working on an application requesting such authorization for the Michigan permitting program. Federal rulemaking delays also have the potential to delay EPA approval of the Michigan permitting program.
The State of Michigan recently enacted revisions to its solid waste management statute to incorporate federal requirements for CCR landfills and surface impoundments. Consumers has aligned with EGLE on closure plans for its coal ash disposal sites and adjusted its recorded ARO accordingly. Consumers has historically been authorized to recover in electric rates costs related to coal ash disposal sites.
Water: The EPA’s rule to regulate the cooling water intake systems of existing electric generating plants under Section 316(b) of the Clean Water Act became effective in 2014. The rule is aimed at reducing alleged harmful impacts on fish and shellfish. In April 2018, Consumers submitted to EGLE for review and approval all required studies and recommended plans to comply with Section 316(b), but has not yet received final approval.
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
The 2015 and 2018 rules change the scope of water and wetlands regulations for the EPA under the Clean Water Act. The EPA has delegated authority to manage the Michigan wetlands program to EGLE. As a result, regardless of the 2015 and 2018 rules’ ultimate outcome, Consumers expects to continue to operate under Michigan’s wetlands regulations, and under the applicable state and federal water jurisdictional regulations. Thus, Consumers does not expect any adverse changes to its environmental strategy as a result of these events.
Many of Consumers’ facilities maintain NPDES permits, which are renewed every five years and are vital to the facilities’ operations. Failure of EGLE to renew any NPDES permit, a successful appeal against a permit, or onerous terms contained in a permit could have a significant detrimental effect on the operations of a facility.
Other Matters: Other electric environmental matters could have a material impact on Consumers’ outlook. For additional details on other electric environmental matters, see Note 3, Contingencies and Commitments—Consumers Electric Utility Contingencies—Electric Environmental Matters.
Consumers Gas Utility Outlook and Uncertainties
Gas Deliveries: Consumers’ gas customer deliveries are seasonal. The peak demand for natural gas typically occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel. Consumers expects weather‑normalized gas deliveries over the next five years to increase slightly relative to 2018. This outlook reflects modest growth in gas demand offset partially by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this expectation as a result of:

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
Gas Rate Case: In November 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $229 million, based on a 10.75 percent authorized return on equity. The filing requests authority to recover new infrastructure investment and related costs that will allow Consumers to improve system safety, capacity, and deliverability. The filing also requests approval of a revenue decoupling mechanism that would annually reconcile Consumers’ actual weather‑normalized, non‑fuel revenues with the revenues approved by the MPSC.
In April 2019, Consumers reduced its requested annual rate increase to $204 million and withdrew its request for an investment recovery mechanism. Presented in the following table are the components of the revised request:

In Millions
Components of the requested rate increase
Investment in rate base	$131
Operating and maintenance cost	76
Cost of capital	27
Working capital	11
Gross margin	(28)
Effects of TCJA	(13)
Total	$204
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
Although associated capital or operating and maintenance costs relating to these regulations could be material and cost recovery cannot be assured, Consumers would expect to recover such costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with laws and regulations. Consumers will continue to monitor gas safety regulations and is implementing the American Petroleum Institute’s Recommended Practice 1173, Pipeline Safety Management Systems. This program ensures that there are policies, procedures, work instructions, forms, and records in place so that any existing or new regulation can be adopted and deployed across the appropriate parts of the enterprise.
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

Other Outlook and Uncertainties
EnerBank: EnerBank is a Utah state‑chartered, FDIC‑insured industrial bank providing primarily unsecured consumer installment loans for financing home improvements. EnerBank represented five percent of CMS Energy’s net assets at June 30, 2019 and seven percent of CMS Energy’s net income available to common stockholders for the six months ended June 30, 2019. The carrying value of EnerBank’s loan portfolio was $2.2 billion at June 30, 2019. Its loan portfolio was funded primarily by certificates of deposit of $2.1 billion. The 12‑month rolling average net default rate on loans held by EnerBank was 1.2 percent at June 30, 2019. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self‑funding plan, EnerBank has exceeded these requirements historically and exceeded them as of June 30, 2019.
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

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2019	2018	2019	2018
Operating Revenue	$1,445	$1,492	$3,504	$3,445

Operating Expenses
Fuel for electric generation	119	115	261	247
Purchased and interchange power	356	393	734	775
Purchased power – related parties	16	19	34	38
Cost of gas sold	106	112	510	493
Maintenance and other operating expenses	343	326	697	636
Depreciation and amortization	216	204	514	483
General taxes	71	68	177	155
Total operating expenses	1,227	1,237	2,927	2,827

Operating Income	218	255	577	618

Other Income (Expense)
Interest income	2	4	3	6
Allowance for equity funds used during construction	3	1	5	2
Income from equity method investees	2	4	1	7
Nonoperating retirement benefits, net	23	22	46	46
Other income	2	—	3	1
Other expense	(5)	(9)	(8)	(11)
Total other income	27	22	50	51

Interest Charges
Interest on long-term debt	110	103	216	203
Interest expense – related parties	3	—	3	—
Other interest expense	19	10	35	21
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(1)
Total interest charges	131	112	252	223

Income Before Income Taxes	114	165	375	446
Income Tax Expense	20	25	68	65

Net Income	94	140	307	381
Income Attributable to Noncontrolling Interests	1	1	1	1

Net Income Available to Common Stockholders	$93	$139	$306	$380

Basic Earnings Per Average Common Share	$0.33	$0.49	$1.08	$1.35
Diluted Earnings Per Average Common Share	$0.33	$0.49	$1.08	$1.35
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2019	2018	2019	2018
Net Income	$94	$140	$307	$381

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- for all periods	1	1	2	2
Amortization of prior service credit, net of tax of $- for all periods	—	(1)	(1)	(1)

Investments
Unrealized loss on investments, net of tax of $- for all periods	—	—	—	(1)

Derivatives
Unrealized loss on derivative instruments, net of tax of $(1), $-, $(1), and $-	(2)	—	(3)	—

Other Comprehensive Loss	(1)	—	(2)	—

Comprehensive Income	$93	$140	$305	$381

Comprehensive Income Attributable to Noncontrolling Interests	1	1	1	1

Comprehensive Income Attributable to CMS Energy	$92	$139	$304	$380
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2019	2018
Cash Flows from Operating Activities
Net income	$307	$381
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	514	483
Deferred income taxes and investment tax credit	60	60
Other non-cash operating activities and reconciling adjustments	9	22
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	190	298
Inventories	98	101
Accounts payable and accrued rate refunds	(48)	(41)
Other current and non-current assets and liabilities	55	112
Net cash provided by operating activities	1,185	1,416

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(973)	(872)
Increase in EnerBank notes receivable	(170)	(80)
Purchase of notes receivable by EnerBank	(220)	—
Cost to retire property and other investing activities	(47)	(56)
Net cash used in investing activities	(1,410)	(1,008)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,455	794
Retirement of debt	(1,104)	(660)
Increase in EnerBank certificates of deposit	371	136
Decrease in notes payable	(97)	(170)
Issuance of common stock	6	36
Payment of dividends on common and preferred stock	(218)	(204)
Payment of finance lease obligations and other financing costs	(29)	(43)
Net cash provided by (used in) financing activities	384	(111)

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	159	297
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	175	204

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$334	$501

Other Non-cash Investing and Financing Activities
Non-cash transactions
Capital expenditures not paid	$150	$140
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2019	December 31 2018
Current Assets
Cash and cash equivalents	$312	$153
Restricted cash and cash equivalents	22	21
Accounts receivable and accrued revenue, less allowance of $20 in both periods	749	964
Notes receivable, less allowance of $28 in 2019 and $24 in 2018	249	233
Assets held for sale	40	—
Accounts receivable – related parties	15	14
Accrued gas revenue	10	16
Inventories at average cost
Gas in underground storage	353	450
Materials and supplies	147	143
Generating plant fuel stock	52	57
Deferred property taxes	204	279
Regulatory assets	18	37
Prepayments and other current assets	83	101
Total current assets	2,254	2,468

Plant, Property, and Equipment
Plant, property, and equipment, gross	24,263	24,400
Less accumulated depreciation and amortization	7,130	7,037
Plant, property, and equipment, net	17,133	17,363
Construction work in progress	973	763
Total plant, property, and equipment	18,106	18,126

Other Non-current Assets
Regulatory assets	2,344	1,743
Accounts and notes receivable	2,005	1,645
Investments	64	69
Other	519	478
Total other non-current assets	4,932	3,935

Total Assets	$25,292	$24,529

LIABILITIES AND EQUITY
In Millions
	June 30 2019	December 31 2018
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$1,077	$996
Notes payable	—	97
Accounts payable	627	723
Accounts payable – related parties	9	10
Accrued rate refunds	34	4
Accrued interest	95	94
Accrued taxes	295	398
Regulatory liabilities	67	155
Other current liabilities	182	147
Total current liabilities	2,386	2,624

Non-current Liabilities
Long-term debt	11,236	10,615
Non-current portion of finance leases and other financing	86	69
Regulatory liabilities	3,786	3,681
Postretirement benefits	443	436
Asset retirement obligations	438	432
Deferred investment tax credit	117	99
Deferred income taxes	1,548	1,487
Other non-current liabilities	364	294
Total non-current liabilities	18,018	17,113

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 283.8 shares in 2019 and 283.4 shares in 2018	3	3
Other paid-in capital	5,097	5,088
Accumulated other comprehensive loss	(67)	(65)
Accumulated deficit	(182)	(271)
Total common stockholders’ equity	4,851	4,755
Noncontrolling interests	37	37
Total equity	4,888	4,792

Total Liabilities and Equity	$25,292	$24,529
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2019	2018	2019	2018
Total Equity at Beginning of Period	$4,895	$4,633	$4,792	$4,478

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	5,087	5,037	5,088	5,019
Common stock issued	10	39	17	47
Common stock repurchased	—	—	(8)	(10)
Common stock reissued	—	—	—	20
At end of period	5,097	5,076	5,097	5,076

Accumulated Other Comprehensive Loss
At beginning of period	(66)	(61)	(65)	(50)
Retirement benefits liability
At beginning of period	(63)	(60)	(63)	(50)
Cumulative effect of change in accounting principle	—	—	—	(11)
Amortization of net actuarial loss	1	1	2	2
Amortization of prior service credit	—	(1)	(1)	(1)
At end of period	(62)	(60)	(62)	(60)
Investments
At beginning of period	—	(1)	—	—
Unrealized loss on investments	—	—	—	(1)
At end of period	—	(1)	—	(1)
Derivative instruments
At beginning of period	(3)	—	(2)	—
Unrealized loss on derivative instruments	(2)	—	(3)	—
At end of period	(5)	—	(5)	—
At end of period	(67)	(61)	(67)	(61)

Accumulated Deficit
At beginning of period	(166)	(383)	(271)	(531)
Cumulative effect of change in accounting principle	—	—	—	8
Net income attributable to CMS Energy	93	139	306	380
Dividends declared on common stock	(109)	(102)	(217)	(203)
At end of period	(182)	(346)	(182)	(346)

Noncontrolling Interests
At beginning of period	37	37	37	37
Income attributable to noncontrolling interests	1	1	1	1
Distributions and other changes in noncontrolling interests	(1)	(1)	(1)	(1)
At end of period	37	37	37	37

Total Equity at End of Period	$4,888	$4,709	$4,888	$4,709

Dividends Declared Per Common Share	$0.3825	$0.3575	$0.7650	$0.7150
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2019	2018	2019	2018
Operating Revenue	$1,334	$1,395	$3,277	$3,250

Operating Expenses
Fuel for electric generation	88	86	194	188
Purchased and interchange power	350	388	724	766
Purchased power – related parties	16	19	34	39
Cost of gas sold	104	108	505	485
Maintenance and other operating expenses	320	298	639	580
Depreciation and amortization	212	201	506	478
General taxes	69	66	172	151
Total operating expenses	1,159	1,166	2,774	2,687

Operating Income	175	229	503	563

Other Income (Expense)
Interest income	1	2	2	4
Interest and dividend income – related parties	1	—	2	—
Allowance for equity funds used during construction	3	1	5	2
Nonoperating retirement benefits, net	22	20	43	42
Other income	1	—	2	1
Other expense	(5)	(3)	(8)	(5)
Total other income	23	20	46	44

Interest Charges
Interest on long-term debt	68	67	137	134
Interest expense – related parties	3	—	3	—
Other interest expense	4	4	7	9
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(1)
Total interest charges	74	70	145	142

Income Before Income Taxes	124	179	404	465
Income Tax Expense	26	27	80	71

Net Income	98	152	324	394
Preferred Stock Dividends	1	1	1	1

Net Income Available to Common Stockholder	$97	$151	$323	$393
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2019	2018	2019	2018
Net Income	$98	$152	$324	$394

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- for all periods	1	—	1	1

Investments
Unrealized loss on investments, net of tax of $- for all periods	—	—	—	(1)

Other Comprehensive Income	1	—	1	—

Comprehensive Income	$99	$152	$325	$394
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2019	2018
Cash Flows from Operating Activities
Net income	$324	$394
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	506	478
Deferred income taxes and investment tax credit	41	35
Other non-cash operating activities and reconciling adjustments	4	15
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	187	172
Inventories	96	98
Accounts payable and accrued rate refunds	(41)	(34)
Other current and non-current assets and liabilities	(7)	(60)
Net cash provided by operating activities	1,110	1,098

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(963)	(859)
Cost to retire property and other investing activities	(63)	(55)
Net cash used in investing activities	(1,026)	(914)

Cash Flows from Financing Activities
Proceeds from issuance of debt	297	544
Retirement of debt	(528)	(330)
Decrease in notes payable	(97)	(170)
Stockholder contribution	675	250
Payment of dividends on common and preferred stock	(273)	(246)
Payment of finance lease obligations and other financing costs	(2)	(21)
Net cash provided by financing activities	72	27

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	156	211
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	56	65

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$212	$276

Other Non-cash Investing and Financing Activities
Non-cash transactions
Capital expenditures not paid	$138	$116
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2019	December 31 2018
Current Assets
Cash and cash equivalents	$196	$39
Restricted cash and cash equivalents	16	17
Accounts receivable and accrued revenue, less allowance of $20 in both periods	653	855
Assets held for sale	40	—
Accounts and notes receivable – related parties	8	15
Accrued gas revenue	10	16
Inventories at average cost
Gas in underground storage	353	450
Materials and supplies	142	137
Generating plant fuel stock	48	52
Deferred property taxes	204	279
Regulatory assets	18	37
Prepayments and other current assets	71	83
Total current assets	1,759	1,980

Plant, Property, and Equipment
Plant, property, and equipment, gross	23,833	23,963
Less accumulated depreciation and amortization	7,046	6,958
Plant, property, and equipment, net	16,787	17,005
Construction work in progress	960	756
Total plant, property, and equipment	17,747	17,761

Other Non-current Assets
Regulatory assets	2,344	1,743
Accounts receivable	29	27
Accounts and notes receivable – related parties	103	104
Other	434	410
Total other non-current assets	2,910	2,284

Total Assets	$22,416	$22,025

LIABILITIES AND EQUITY
In Millions
	June 30 2019	December 31 2018
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$47	$48
Notes payable	—	97
Accounts payable	595	685
Accounts payable – related parties	16	14
Accrued rate refunds	34	4
Accrued interest	58	59
Accrued taxes	298	436
Regulatory liabilities	67	155
Other current liabilities	142	120
Total current liabilities	1,257	1,618

Non-current Liabilities
Long-term debt	6,546	6,779
Non-current portion of finance leases and other financing	86	69
Regulatory liabilities	3,786	3,681
Postretirement benefits	400	392
Asset retirement obligations	435	428
Deferred investment tax credit	117	99
Deferred income taxes	1,851	1,809
Other non-current liabilities	291	230
Total non-current liabilities	13,512	13,487

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	5,374	4,699
Accumulated other comprehensive loss	(20)	(21)
Retained earnings	1,415	1,364
Total common stockholder’s equity	7,610	6,883
Preferred stock	37	37
Total equity	7,647	6,920

Total Liabilities and Equity	$22,416	$22,025
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2019	2018	2019	2018
Total Equity at Beginning of Period	$7,324	$6,713	$6,920	$6,488

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	5,049	4,549	4,699	4,449
Stockholder contribution	325	150	675	250
At end of period	5,374	4,699	5,374	4,699

Accumulated Other Comprehensive Loss
At beginning of period	(21)	(29)	(21)	(12)
Retirement benefits liability
At beginning of period	(21)	(28)	(21)	(24)
Cumulative effect of change in accounting principle	—	—	—	(5)
Amortization of net actuarial loss	1	—	1	1
At end of period	(20)	(28)	(20)	(28)
Investments
At beginning of period	—	(1)	—	12
Cumulative effect of change in accounting principle	—	—	—	(12)
Unrealized loss on investments	—	—	—	(1)
At end of period	—	(1)	—	(1)
At end of period	(20)	(29)	(20)	(29)

Retained Earnings
At beginning of period	1,418	1,315	1,364	1,173
Cumulative effect of change in accounting principle	—	—	—	19
Net income	98	152	324	394
Dividends declared on common stock	(100)	(126)	(272)	(245)
Dividends declared on preferred stock	(1)	(1)	(1)	(1)
At end of period	1,415	1,340	1,415	1,340

Preferred Stock
At beginning and end of period	37	37	37	37

Total Equity at End of Period	$7,647	$6,888	$7,647	$6,888
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consumers Energy Company
Notes to the Unaudited Consolidated Financial Statements
These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP. CMS Energy and Consumers may have reclassified certain prior period amounts to conform to the presentation in the present period and to reflect the implementation of new accounting standards. CMS Energy and Consumers are required to make estimates using assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure that CMS Energy’s and Consumers’ financial position, results of operations, and cash flows for the periods presented are fairly stated. The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2018 Form 10‑K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
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
There are multiple appeals pending that involve various issues concerning cost recovery from customers, the adequacy of the record of evidence supporting the recovery of Smart Energy investments, and other matters. Consumers is unable to predict the outcome of these appeals.
2017 Electric Rate Case: In June 2018, the MPSC issued an order authorizing an annual rate increase of $72 million, based on a 10.0 percent authorized return on equity. In July 2018, Consumers filed a reconciliation of total revenues collected from rates it self‑implemented in October 2017 to those that would have been collected under final rates. The reconciliation indicated that a $36 million refund would be required, which was recorded on Consumers’ consolidated balance sheets as a current regulatory liability at June 30, 2019.
2018 Electric Rate Case: In May 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $58 million, based on a 10.75 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. In October 2018, Consumers reduced its requested annual rate increase to $44 million. In January 2019, the MPSC approved a settlement agreement authorizing an annual rate decrease of $24 million, based on a 10.0 percent authorized return on equity. With the elimination of the $113 million TCJA credit to customer bills, the approved settlement agreement resulted in an $89 million net increase in annual rates. The settlement agreement also provided for deferred accounting treatment for distribution‑related capital investments exceeding certain amounts. Consumers also agreed to not file a new electric rate case prior to January 2020.
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
Consumers filed additional proceedings to address amounts collected from customers during 2018 prior to the implementation of bill credits. In late 2018, the MPSC approved the refund of $31 million to gas customers over six months beginning in December 2018 and the refund of $70 million to electric customers over six months beginning in January 2019. Consumers had a recorded current regulatory liability of $9 million for these approved refunds at June 30, 2019.
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
In January 2018, Consumers began to reduce the regulatory liability subject to normalization by crediting income tax expense. Consumers has fully reserved for the eventual refund of these excess deferred taxes that it has credited to income tax expense in a separate non‑current regulatory liability established by reducing revenue, and will continue to do so until these benefits are passed on to customers in accordance with an MPSC order, expected to be issued in 2019. At June 30, 2019, this reserve for refund of these excess deferred taxes totaled $53 million. For additional details on the remeasurement, see Note 10, Income Taxes.
Costs of Coal-Fueled Electric Generating Units to be Retired: In June 2019, the MPSC approved the settlement agreement reached in Consumers’ IRP, under which Consumers plans to retire the D.E. Karn 1 & 2 coal-fueled electric generating units in 2023. Under Michigan law, electric utilities have been permitted to use highly rated, low-cost securitization bonds to finance the recovery of qualified costs. Consumers will file for securitization financing by May 2023, requesting the MPSC’s approval to securitize qualified costs of $657 million, representing the remaining book value in 2023 of the two coal-fueled electric generating units upon their retirement. In June 2019, Consumers removed this amount from plant, property, and equipment and recorded it as a regulatory asset. Until securitization, the book value of the generating units will remain in rate base and receive full regulatory returns in general rate cases.
Energy Waste Reduction Plan Incentive: Consumers filed its 2018 waste reduction reconciliation in May 2019, requesting the MPSC’s approval to collect from customers the maximum performance incentive of $34 million for exceeding its statutory savings targets in 2018. Consumers recognized incentive revenue under this program of $34 million in 2018.
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
In January 2019, the judge in the multidistrict litigation granted motions filed by plaintiffs for Suggestion of Remand of the actions back to the respective transferor courts in Wisconsin and Kansas for further handling. In the Kansas action, the Judicial Panel on Multidistrict Litigation ordered the remand and the case is being transferred. In the Wisconsin actions, oppositions to the remand were filed, but the Judicial Panel on Multidistrict Litigation granted the remand in June 2019.
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
Bay Harbor: CMS Land retained environmental remediation obligations for the collection and treatment of leachate, a liquid consisting of water and other substances, at Bay Harbor after selling its interests in the development in 2002. Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site. In 2012, CMS Land and EGLE finalized an agreement that established the final remedies and the future water quality criteria at the site. CMS Land completed all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit issued in 2010 and renewed in 2016. The renewed NPDES permit is valid through September 2020.
At June 30, 2019, CMS Energy had a recorded liability of $45 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $56 million. CMS Energy expects to pay the following amounts for long‑term liquid disposal and operating and maintenance costs during the remainder of 2019 and in each of the next five years:

In Millions
	2019	2020	2021	2022	2023	2024
CMS Energy
Long‑term liquid disposal and operating and maintenance costs	$2	$4	$4	$4	$4	$4

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At June 30, 2019, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At June 30, 2019, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
At June 30, 2019, Consumers had a recorded liability of $68 million for its remaining obligations for these sites. This amount represents the present value of long‑term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $74 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2019 and in each of the next five years:

In Millions
	2019	2020	2021	2022	2023	2024
Consumers
Remediation and other response activity costs	$8	$16	$21	$7	$2	$2

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP‑related remediation costs and recovers them from its customers over a ten‑year period. At June 30, 2019, Consumers had a regulatory asset of $129 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At June 30, 2019, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
Ray Compressor Station: On January 30, 2019, Consumers experienced a fire at the Ray Compressor Station, which resulted in the Ray Storage Field being off‑line or operating at significantly reduced capacity, which negatively affected Consumers’ natural gas supply and delivery capacity. This incident, which occurred during the extreme polar vortex weather condition, required Consumers to request voluntary reductions in customer load, to implement contingency gas supply purchases, and to implement a curtailment of natural gas deliveries for industrial and large commercial customers pursuant to Consumers’ MPSC curtailment tariff. The curtailment and request for voluntary reductions of customer loads were canceled as of midnight, February 1, 2019. Consumers investigated the cause of the incident, and filed a report on the incident with the MPSC in April 2019. In response, the MPSC issued an order in July 2019, directing Consumers to file additional reports regarding the incident and to include detail of the resulting costs in a future rate proceeding.
As a result of the fire and the resulting curtailment, Consumers could be subject to various claims from impacted customers or claims for damages. Consumers may also be subject to regulatory penalties and disallowances of gas purchased, gas lost, and costs associated with the repairs to the Ray Compressor Station. At this time, Consumers cannot predict the outcome of these matters or other gas-related incidents and a reasonable estimate of any loss cannot be made, but they could have a material adverse effect on Consumers’ results of operations, financial condition, or liquidity, and could subject Consumers’ gas utility to increased regulatory scrutiny.

Consumers Electric and Gas Utility Contingencies
Electric and Gas Staking: In June 2019, the MPSC ordered Consumers to show cause as to why it should not be found in violation of the MISS DIG Act. The MPSC alleges that Consumers violated the law by failing to respond in a timely manner to over 20,000 requests to mark the location of underground facilities in April and May 2019 and only partially responding to others. The law provides the MPSC with discretion in setting fines for violations, if any; however, the fines cannot exceed $5,000 per violation. An order by the MPSC in this proceeding is not expected until mid-2020. Consumers has resolved the backlog of staking requests. Consumers cannot predict the outcome of this matter, but it could be subject to regulatory penalties that have a material adverse effect on Consumers’ results of operations, financial condition, or liquidity, and Consumers could be subject to increased regulatory scrutiny.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at June 30, 2019:

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
Other Contingencies
In addition to the matters disclosed in this Note and Note 2, Regulatory Matters, there are certain other lawsuits and administrative proceedings before various courts and governmental agencies, as well as unasserted claims that may result in such proceedings, arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties. These other lawsuits, proceedings, and unasserted claims may involve personal injury, property damage, contracts, environmental matters, federal and state taxes, rates, licensing, employment, and other matters. Further,

CMS Energy and Consumers occasionally self‑report certain regulatory non‑compliance matters that may or may not eventually result in administrative proceedings. CMS Energy and Consumers believe that the outcome of any one of these proceedings and potential claims will not have a material negative effect on their consolidated results of operations, financial condition, or liquidity.
4:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long‑term debt transactions during the six months ended June 30, 2019:

	Principal (In Millions)	Interest Rate	Issue/Retirement Date	Maturity Date
Debt issuances
CMS Energy, parent only
Term loan facility	$300	variable	January 2019	December 2019
Junior subordinated notes[1]	630	5.875%	February 2019	March 2079
Term loan facility[2]	165	variable	June 2019	June 2020
Total CMS Energy, parent only	$1,095
Consumers
First mortgage bonds	$300	3.750%	May 2019	February 2050
Total Consumers	$300
Total CMS Energy	$1,395
Debt retirements
CMS Energy, parent only
Term loan facility	$300	variable	February 2019	December 2019
Term loan facility	180	variable	February 2019	April 2019
Total CMS Energy, parent only	$480
Consumers
First mortgage bonds	$300	5.650%	May 2019	April 2020
Total Consumers	$300
Total CMS Energy	$780

[1]	These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness.

[2]	Outstanding borrowings bear interest at an annual rate of LIBOR plus 0.500 percent (2.845 percent at June 30, 2019).

Revolving Credit Facilities: The following revolving credit facilities with banks were available at June 30, 2019:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2023	$550	$—	$2	$548
CMS Enterprises, including subsidiaries
September 30, 2025[1]	$18	$—	$8	$10
Consumers[2]
June 5, 2023	$850	$—	$7	$843
November 23, 2020	250	—	15	235
September 9, 2019[3]	30	—	30	—

[1]	Under this facility, $8 million is available solely for the purpose of issuing letters of credit. Obligations under this facility are secured by the collateral accounts with the lending bank.

[2]	Obligations under these facilities are secured by first mortgage bonds of Consumers.

[3]	In July 2019, Consumers amended this revolving credit facility by extending the expiration date to April 2022.
Short‑term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2019, there were no commercial paper notes outstanding under this program.
Dividend Restrictions: At June 30, 2019, payment of dividends by CMS Energy on its common stock was limited to $4.9 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at June 30, 2019, Consumers had $1.3 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
For the six months ended June 30, 2019, Consumers paid $272 million in dividends on its common stock to CMS Energy.

Issuance of Common Stock: In 2018, CMS Energy entered into an equity offering program under which it may sell, from time to time, shares of CMS Energy common stock having an aggregate sales price of up to $250 million. Under this program, CMS Energy may sell its common stock in privately negotiated transactions, in “at the market” offerings, through forward sales transactions or otherwise. CMS Energy has entered into forward sales contracts having an aggregate sales price of $250 million. Presented in the following table are details of these contracts:

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
No amounts have or will be recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle the contracts as of June 30, 2019, CMS Energy would have been required to deliver 621,923 shares.
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

In Millions
	CMS Energy, including Consumers		Consumers
	June 30 2019	December 31 2018	June 30 2019	December 31 2018
Assets[1]
Cash equivalents	$18	$27	$—	$—
Restricted cash equivalents	22	21	16	17
CMS Energy common stock	—	—	1	1
Nonqualified deferred compensation plan assets	16	14	12	10
DB SERP cash equivalents	—	1	—	—
Derivative instruments	2	1	2	1
Total	$58	$64	$31	$29
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$16	$14	$12	$10
Derivative instruments	11	3	1	—
Total	$27	$17	$13	$10

[1]	All assets and liabilities were classified as Level 1 with the exception of derivative contracts, which were classified as Level 2 or Level 3.
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
The derivatives classified as Level 2 are interest rate swaps at CMS Energy, which are valued using market‑based inputs. CMS Energy uses interest rate swaps to manage its interest rate risk on certain long‑term debt obligations and certain notes receivable at EnerBank.

Certain interest rate swaps are accounted for as cash flow hedges of the future variability of interest payments on debt with a notional amount of $95 million at June 30, 2019. Gains or losses on these swaps are initially reported in other comprehensive income and then, as interest payments are made on the hedged debt, are recognized in earnings within other interest expense on CMS Energy’s consolidated statements of income. CMS Energy recorded in other comprehensive income a $3 million loss for the three months ended June 30, 2019 and a $4 million loss for the six months ended June 30, 2019. There were no material impacts on other interest expense associated with these swaps for the three and six months ended June 30, 2019. The fair value of these swaps recorded in other liabilities on CMS Energy’s consolidated balance sheets totaled $6 million at June 30, 2019 and $3 million at December 31, 2018. CMS Energy also has other interest rate swaps that economically hedge interest rate risk on debt, but that do not qualify for cash flow hedge accounting; the amounts associated with these swaps were not material.
The interest rate swaps at EnerBank qualify as fair value hedges of long‑term, fixed‑rate notes receivable with a notional amount of $61 million at June 30, 2019. The fair value of these interest rate swaps recorded in other liabilities was $1 million at June 30, 2019. CMS Energy is adjusting the carrying value of the hedged notes receivable for the change in their fair value due to the hedged risk. Both gains and losses on the swaps and the changes to the carrying value of the hedged notes receivable are recorded within operating revenue on CMS Energy’s consolidated statements of income. There were no material amounts recognized in operating revenue associated with these swaps for the three months ended June 30, 2019 and six months ended June 30, 2019.
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

In Millions
	June 30, 2019					December 31, 2018
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long‑term receivables[1]	$20	$20	$—	$—	$20	$22	$22	$—	$—	$22
Notes receivable[2]	2,231	2,359	—	—	2,359	1,857	1,967	—	—	1,967
Securities held to maturity	26	26	—	26	—	22	21	—	21	—
Liabilities
Long-term debt[3]	12,292	13,112	1,177	10,053	1,882	11,589	11,630	459	9,404	1,767
Long-term payables[4]	28	29	—	—	29	27	27	—	—	27
Consumers
Assets
Long‑term receivables[1]	$20	$20	$—	$—	$20	$22	$22	$—	$—	$22
Notes receivable – related party[5]	105	105	—	—	105	106	106	—	—	106
Liabilities
Long‑term debt[6]	6,572	7,102	—	5,220	1,882	6,805	6,833	—	5,066	1,767

[1]	Includes current accounts receivable of $14 million at June 30, 2019 and December 31, 2018.

[2]	Includes current portion of notes receivable of $249 million at June 30, 2019 and $233 million at December 31, 2018. For further details, see Note 7, Notes Receivable.

[3]	Includes current portion of long‑term debt of $1.1 billion at June 30, 2019 and $1.0 billion at December 31, 2018.

[4]	Includes current portion of long‑term payables of $3 million at June 30, 2019 and $1 million at December 31, 2018.

[5]	Includes current portion of notes receivable – related party of $7 million at June 30, 2019 and December 31, 2018. For further details, see Note 7, Notes Receivable.

[6]	Includes current portion of long‑term debt of $26 million at June 30, 2019 and December 31, 2018.
The effects of third‑party credit enhancements were excluded from the fair value measurements of long‑term debt. The principal amount of CMS Energy’s long‑term debt supported by third‑party credit enhancements was $35 million at June 30, 2019 and December 31, 2018. The entirety of these amounts was at Consumers.
Debt securities classified as held to maturity consisted primarily of mortgage‑backed securities and Utah Housing Corporation bonds held by EnerBank. Presented in the following table are these investment securities:

In Millions
	June 30, 2019				December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMS Energy
Debt securities	$26	$—	$—	$26	$22	$—	$1	$21

7:    Notes Receivable
Presented in the following table are details of CMS Energy’s and Consumers’ current and non‑current notes receivable:

In Millions
	June 30, 2019	December 31, 2018
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$249	$233
Non‑current
EnerBank notes receivable	1,982	1,624
Total notes receivable	$2,231	$1,857
Consumers
Current
DB SERP note receivable – related party	$7	$7
Non‑current
DB SERP note receivable – related party	98	99
Total notes receivable	$105	$106

EnerBank Notes Receivable
EnerBank notes receivable are primarily unsecured consumer installment loans for financing home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses.
During the six months ended June 30, 2019, EnerBank purchased a portfolio of secured and unsecured consumer installment loans with a principal value of $238 million.

Authorized contractors pay fees to EnerBank to provide borrowers with same‑as‑cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $122 million at June 30, 2019 and $102 million at December 31, 2018.
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
Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent consumer loans was $24 million at June 30, 2019 and $21 million at December 31, 2018. At June 30, 2019 and December 31, 2018, EnerBank’s loans that had been modified as troubled debt restructurings were immaterial.
EnerBank has entered into interest rate swaps on $61 million of its loans (notes receivable). For information about interest rate swaps see Note 5, Fair Value Measurements.
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

Finance leases for Consumers’ service vehicles have original lease terms ranging from five to ten years, expiring over the next seven years. Some have end-of-lease rental adjustment clauses based on proceeds received from the sale or disposition of the vehicles, and others have fair market value purchase options.
Consumers has finance leases for gas transportation pipelines to the D.E. Karn generating complex and Zeeland. The finance lease for the gas transportation pipeline into the D.E. Karn generating complex has a term of 15 years with a provision to extend the contract from month to month. The remaining term of the contract was three years at June 30, 2019. The finance lease for the gas transportation pipeline to Zeeland was extended in 2017 for five years pursuant to a renewal provision in the contract, with additional renewal provisions of five to ten years.
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
Presented in the following table is information about CMS Energy’s and Consumers’ lease right-of-use assets and lease liabilities:

In Millions, Except as Noted
June 30, 2019	CMS Energy, including Consumers	Consumers
Operating leases
Right-of-use assets[1]	$51	$44
Lease liabilities
Current lease liabilities[2]	10	8
Non-current lease liabilities[3]	41	35
Finance leases
Right-of-use assets	$76	$76
Lease liabilities[4]
Current lease liabilities	7	7
Non-current lease liabilities	63	63
Weighted-average remaining lease term (in years)
Operating leases	16	13
Finance leases	12	12
Weighted-average discount rate
Operating leases	3.7%	3.7%
Finance leases[5]	2.0%	2.0%

[1]	CMS Energy’s and Consumers’ operating right-of-use lease assets are reported as other non‑current assets on their consolidated balance sheets.

[2]	The current portion of CMS Energy’s and Consumers’ operating lease liabilities are reported as other current liabilities on their consolidated balance sheets.

[3]	The non‑current portion of CMS Energy’s and Consumers’ operating lease liabilities are reported as other non‑current liabilities on their consolidated balance sheets.

[4]	This includes $25 million for leases with related parties, of which less than $1 million is current.

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

CMS Energy and Consumers report operating, variable, and short-term lease costs as operating expenses on their consolidated statements of income, except for certain amounts that may be capitalized to other assets. Presented in the following table is a summary of CMS Energy’s and Consumers’ total lease costs:

In Millions
	CMS Energy, including Consumers		Consumers
June 30, 2019	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Operating lease costs	$3	$6	$3	$5
Finance lease costs
Amortization of right-of-use assets	2	4	2	4
Interest on lease liabilities	5	9	5	9
Variable lease costs	24	55	24	55
Total lease costs	$34	$74	$34	$73

Presented in the following table is cash flow information related to amounts paid on CMS Energy’s and Consumers’ lease liabilities:

In Millions
Six Months Ended June 30, 2019	CMS Energy, including Consumers	Consumers
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities for operating leases	$5	$5
Cash used in operating activities for finance leases	9	9
Cash used in financing activities for finance leases	3	3

Presented in the following table are the minimum rental commitments under CMS Energy’s and Consumers’ non‑cancelable leases:

In Millions
		Finance Leases
June 30, 2019	Operating Leases	Pipelines and PPAs	Other	Total
CMS Energy, including Consumers
Remainder of 2019	$5	$9	$5	$14
2020	11	17	6	23
2021	11	17	5	22
2022	5	14	5	19
2023	3	13	5	18
2024	2	13	3	16
2025 and thereafter	35	79	11	90
Total minimum lease payments	$72	$162	$40	$202
Less discount	21	128	4	132
Present value of minimum lease payments	$51	$34	$36	$70
Consumers
Remainder of 2019	$5	$9	$5	$14
2020	9	17	6	23
2021	9	17	5	22
2022	4	14	5	19
2023	3	13	5	18
2024	2	13	3	16
2025 and thereafter	28	79	11	90
Total minimum lease payments	$60	$162	$40	$202
Less discount	17	128	4	132
Present value of minimum lease payments	$43	$34	$36	$70

Presented in the following table are the minimum rental commitments under CMS Energy’s and Consumers’ non‑cancelable leases at December 31, 2018, prior to the adoption of ASU 2016‑02:

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
CMS Energy has power sales agreements that are accounted for as operating leases. These agreements have remaining terms ranging from three to 24 years. In addition to fixed payments, these agreements have variable payments based on energy delivered. For the three months ended June 30, 2019, CMS Energy’s lease revenue from its power sales agreements was $42 million, which included variable lease payments of $29 million. For the six months ended June 30, 2019, CMS Energy’s lease revenue from its power sales agreements was $90 million, which included variable lease payments of $63 million.
Consumers has an agreement to build, own, operate, and maintain a compressed natural gas fueling station for a term of 20 years, which began in December 2018. This agreement is accounted for as a direct finance lease, under which the lessee has the option to purchase the natural gas fueling station at the end of the lease term. Fixed monthly payments escalate annually with inflation.

In December 2018, Consumers and a subsidiary of CMS Energy executed a 20‑year natural gas transportation agreement, related to a pipeline owned by Consumers, which will automatically extend annually unless terminated by either party. This agreement is accounted for by Consumers as a direct finance lease. The effects of the lease are eliminated on CMS Energy’s consolidated financial statements.
Presented in the following table are the minimum rental payments to be received under CMS Energy’s non‑cancelable operating leases:

In Millions
June 30, 2019
Remainder of 2019	$28
2020	54
2021	54
2022	48
2023	44
2024	44
2025 and thereafter	62
Total minimum lease payments	$334

Presented in the following table are the minimum rental payments to be received under CMS Energy’s and Consumers’ non‑cancelable direct financing leases:

In Millions
June 30, 2019	CMS Energy, including Consumers	Consumers
Remainder of 2019	$—	$1
2020	—	1
2021	—	1
2022	—	1
2023	—	1
2024	—	1
2025 and thereafter	10	19
Total minimum lease payments	$10	$25
Less unearned income	5	15
Present value of lease payments recognized as lease receivables	$5	$10

9:    Retirement Benefits
CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.
Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
June 30	2019	2018	2019	2018	2019	2018	2019	2018
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$10	$12	$20	$24	$3	$5	$7	$9
Interest cost	24	23	49	45	10	9	20	18
Expected return on plan assets	(41)	(37)	(81)	(74)	(22)	(25)	(44)	(49)
Amortization of:
Net loss	12	19	24	37	6	4	13	8
Prior service cost (credit)	1	—	1	1	(15)	(17)	(31)	(34)
Net periodic cost (credit)	$6	$17	$13	$33	$(18)	$(24)	$(35)	$(48)
Consumers
Net periodic cost (credit)
Service cost	$10	$11	$20	$23	$4	$4	$7	$8
Interest cost	23	21	46	42	10	9	20	17
Expected return on plan assets	(38)	(34)	(76)	(69)	(20)	(23)	(41)	(46)
Amortization of:
Net loss	11	18	23	36	6	4	13	8
Prior service cost (credit)	1	—	1	1	(16)	(16)	(31)	(32)
Net periodic cost (credit)	$7	$16	$14	$33	$(16)	$(22)	$(32)	$(45)

10:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Six Months Ended June 30	2019	2018
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.4	5.6
TCJA excess deferred taxes[1]	(3.5)	(3.4)
Production tax credits	(2.5)	(1.7)
Accelerated flow-through of regulatory tax benefits[2]	(1.5)	(5.0)
Research and development tax credits, net[3]	(0.2)	(2.2)
Other, net	(0.6)	0.3
Effective tax rate	18.1%	14.6%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.7	5.8
TCJA excess deferred taxes[1]	(3.2)	(3.2)
Accelerated flow-through of regulatory tax benefits[2]	(1.8)	(4.7)
Production tax credits	(1.3)	(1.5)
Research and development tax credits, net[3]	(0.2)	(2.1)
Other, net	(0.4)	—
Effective tax rate	19.8%	15.3%

[1]
In December 2017, Consumers remeasured its deferred tax assets and liabilities at the new federal tax rate enacted by the TCJA and recorded a $1.8 billion regulatory liability. This regulatory liability relates to the excess deferred taxes arising from accelerated tax depreciation on assets in rate base that are governed by normalization provisions of the Internal Revenue Code. The normalization provisions require that the excess deferred taxes be refunded to customers over the remaining average service life of the associated assets. In January 2018, Consumers began to reduce this regulatory liability by crediting income tax expense. Consumers has fully reserved for the eventual refund of these excess deferred taxes that it has credited to income tax expense in a separate non‑current regulatory liability established by reducing revenue, and will continue to do so until these benefits are passed on to customers in accordance with an MPSC order, expected to be issued in 2019. At June 30, 2019, this reserve for refund of these excess deferred taxes totaled $53 million.

[2]
In 2013, the MPSC issued an order authorizing Consumers to accelerate the flow‑through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993. Consumers implemented this regulatory treatment beginning in 2014, with the electric portion ending in 2018. This change, which also accelerates Consumers’ recognition of the income tax benefits, reduced Consumers’ income tax expense by $7 million for the six months ended June 30, 2019 and by $22 million for the six months ended June 30, 2018.

[3]
In March 2018, Consumers finalized a study of research and development tax credits for the tax years 2012 through 2016. As a result, Consumers recognized an $8 million increase in the credit, net of reserves for uncertain tax positions, at that time.

11:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2019	2018	2019	2018
Income available to common stockholders
Net income	$94	$140	$307	$381
Less income attributable to noncontrolling interests	1	1	1	1
Net income available to common stockholders – basic and diluted	$93	$139	$306	$380
Average common shares outstanding
Weighted-average shares – basic	282.9	282.1	282.9	281.8
Add dilutive nonvested stock awards	0.6	0.5	0.6	0.6
Add dilutive forward equity sale contracts	0.5	—	0.3	—
Weighted-average shares – diluted	284.0	282.6	283.8	282.4
Net income per average common share available to common stockholders
Basic	$0.33	$0.49	$1.08	$1.35
Diluted	0.33	0.49	1.08	1.35

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

12:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended June 30, 2019	Electric Utility	Gas Utility	Enterprises[1]	Other Reconciling[2]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,026	$305	$—	$—	$1,331
Other	—	—	16	—	16
Revenue recognized from contracts with customers	$1,026	$305	$16	$—	$1,347
Leasing income	—	—	42	—	42
Financing income	1	2	—	53	56
Total operating revenue – CMS Energy	$1,027	$307	$58	$53	$1,445
Consumers
Consumers utility revenue
Residential	$423	$198	$—	$—	$621
Commercial	362	58	—	—	420
Industrial	174	8	—	—	182
Other	67	41	—	—	108
Revenue recognized from contracts with customers	$1,026	$305	$—	$—	$1,331
Financing income	1	2	—	—	3
Total operating revenue – Consumers	$1,027	$307	$—	$—	$1,334

In Millions
Three Months Ended June 30, 2018	Electric Utility	Gas Utility	Enterprises[1]	Other Reconciling[2]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,087	$302	$—	$—	$1,389
Other	—	—	24	—	24
Revenue recognized from contracts with customers	$1,087	$302	$24	$—	$1,413
Leasing income	—	—	37	—	37
Financing income	2	2	—	36	40
Consumers alternative revenue programs	—	2	—	—	2
Total operating revenue – CMS Energy	$1,089	$306	$61	$36	$1,492
Consumers
Consumers utility revenue
Residential	$475	$194	$—	$—	$669
Commercial	386	58	—	—	444
Industrial	170	9	—	—	179
Other	56	41	—	—	97
Revenue recognized from contracts with customers	$1,087	$302	$—	$—	$1,389
Financing income	2	2	—	—	4
Alternative revenue programs	—	2	—	—	2
Total operating revenue – Consumers	$1,089	$306	$—	$—	$1,395

In Millions
Six Months Ended June 30, 2019	Electric Utility	Gas Utility	Enterprises[1]	Other Reconciling[2]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$2,126	$1,143	$—	$—	$3,269
Other	—	—	35	—	35
Revenue recognized from contracts with customers	$2,126	$1,143	$35	$—	$3,304
Leasing income	—	—	90	—	90
Financing income	4	4	—	102	110
Total operating revenue – CMS Energy	$2,130	$1,147	$125	$102	$3,504
Consumers
Consumers utility revenue
Residential	$946	$787	$—	$—	$1,733
Commercial	713	232	—	—	945
Industrial	336	33	—	—	369
Other	131	91	—	—	222
Revenue recognized from contracts with customers	$2,126	$1,143	$—	$—	$3,269
Financing income	4	4	—	—	8
Total operating revenue – Consumers	$2,130	$1,147	$—	$—	$3,277

In Millions
Six Months Ended June 30, 2018	Electric Utility	Gas Utility	Enterprises[1]	Other Reconciling[2]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$2,163	$1,075	$—	$—	$3,238
Other	—	—	48	—	48
Revenue recognized from contracts with customers	$2,163	$1,075	$48	$—	$3,286
Leasing income	—	—	76	—	76
Financing income	4	4	—	71	79
Consumers alternative revenue programs	—	4	—	—	4
Total operating revenue – CMS Energy	$2,167	$1,083	$124	$71	$3,445
Consumers
Consumers utility revenue
Residential	$976	$731	$—	$—	$1,707
Commercial	747	220	—	—	967
Industrial	313	33	—	—	346
Other	127	91	—	—	218
Revenue recognized from contracts with customers	$2,163	$1,075	$—	$—	$3,238
Financing income	4	4	—	—	8
Alternative revenue programs	—	4	—	—	4
Total operating revenue – Consumers	$2,167	$1,083	$—	$—	$3,250

[1]	Amounts represent the enterprises segment’s operating revenue from independent power production and CMS ERM’s sales of energy commodities in support of the independent power production portfolio.

[2]	Amount represents EnerBank’s operating revenue from providing primarily unsecured consumer installment loans for financing home improvements.
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
Accounts Receivable and Unbilled Revenues: Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost, which approximates fair value. CMS Energy and Consumers establish an allowance for uncollectible accounts based on historical losses, management’s assessment of existing economic conditions, customer payment trends, and other factors. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past‑due terms established with customers. CMS Energy and Consumers charge off accounts deemed uncollectible to operating expense. Uncollectible expense for CMS Energy and Consumers was $6 million for the three months ended June 30, 2019 and $7 million for the three months ended June 30, 2018. Uncollectible expense for CMS Energy and Consumers was $12 million for the six months ended June 30, 2019 and $14 million for the six months ended June 30, 2018.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month‑end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets, were $257 million at June 30, 2019 and $409 million at December 31, 2018.
Alternative‑Revenue Programs: Under a gas revenue decoupling mechanism authorized by the MPSC, Consumers is allowed to adjust future gas rates for differences between Consumers’ actual weather‑normalized, non‑fuel revenues and the revenues approved by the MPSC. Consumers accounts for this program as an alternative‑revenue program that meets the criteria for recognizing the effects of decoupling adjustments on revenue as gas is delivered.
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

13:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
	June 30, 2019	December 31, 2018
CMS Energy, including Consumers
Cash and cash equivalents	$312	$153
Restricted cash and cash equivalents	22	21
Other non-current assets	—	1
Cash and cash equivalents, including restricted amounts	$334	$175
Consumers
Cash and cash equivalents	$196	$39
Restricted cash and cash equivalents	16	17
Cash and cash equivalents, including restricted amounts	$212	$56

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

CMS Energy presents EnerBank, corporate interest and other expenses, and Consumers’ other consolidated entities within other reconciling items.
Consumers
The reportable segments for Consumers are:

•	electric utility, consisting of regulated activities associated with the generation, purchase, transmission, distribution, and sale of electricity in Michigan

•	gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

In Millions
	Three Months Ended		Six Months Ended
June 30	2019	2018	2019	2018
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,027	$1,089	$2,130	$2,167
Gas utility	307	306	1,147	1,083
Enterprises	58	61	125	124
Other reconciling items	53	36	102	71
Total operating revenue – CMS Energy	$1,445	$1,492	$3,504	$3,445
Consumers
Operating revenue
Electric utility	$1,027	$1,089	$2,130	$2,167
Gas utility	307	306	1,147	1,083
Total operating revenue – Consumers	$1,334	$1,395	$3,277	$3,250
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$90	$130	$195	$269
Gas utility	8	21	129	124
Enterprises	10	14	11	29
Other reconciling items	(15)	(26)	(29)	(42)
Total net income available to common stockholders – CMS Energy	$93	$139	$306	$380
Consumers
Net income (loss) available to common stockholder
Electric utility	$90	$130	$195	$269
Gas utility	8	21	129	124
Other reconciling items	(1)	—	(1)	—
Total net income available to common stockholder – Consumers	$97	$151	$323	$393

In Millions
	June 30, 2019	December 31, 2018
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1,2]	$15,660	$16,027
Gas utility[1]	8,154	7,919
Enterprises	405	412
Other reconciling items	44	42
Total plant, property, and equipment, gross – CMS Energy	$24,263	$24,400
Consumers
Plant, property, and equipment, gross
Electric utility[1,2]	$15,660	$16,027
Gas utility[1]	8,154	7,919
Other reconciling items	19	17
Total plant, property, and equipment, gross – Consumers	$23,833	$23,963
CMS Energy, including Consumers
Total assets
Electric utility[1]	$14,396	$14,079
Gas utility[1]	7,890	7,806
Enterprises	522	540
Other reconciling items	2,484	2,104
Total assets – CMS Energy	$25,292	$24,529
Consumers
Total assets
Electric utility[1]	$14,459	$14,143
Gas utility[1]	7,937	7,853
Other reconciling items	20	29
Total assets – Consumers	$22,416	$22,025

[1]	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

[2]	Costs related to coal-fueled electric generating units to be retired in 2023 were removed and recorded as a regulatory asset in June 2019. For additional details, see Note 2, Regulatory Matters.

15: Asset Sales
Enterprises
In April 2019, DIG completed a sale of transmission equipment to ITC and recognized a pre-tax gain of $16 million within maintenance and other operating expenses on CMS Energy’s consolidated statements of income.
Consumers
During the first quarter of 2019, management committed to a plan to sell a portion of Consumers’ electric utility’s substation transmission assets. Consumers expects to sell these assets to METC in 2019, at a price above their book value.
Presented in the following table are the major classes of assets classified as held for sale on Consumers’ consolidated balance sheets at June 30, 2019:

In Millions
Plant, property, and equipment, net	$32
Construction work in progress	8
Total assets	$40

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended June 30, 2019:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2019 to April 30, 2019	2,940	$54.05	—	—
May 1, 2019 to May 31, 2019	86	54.58	—	—
June 1, 2019 to June 30, 2019	555	57.95	—	—
Total	3,581	$54.67	—	—

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

(This page intentionally left blank)

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
135th Supplemental Indenture dated as of May 28, 2019 between Consumers Energy and The Bank of New York Mellon, as Trustee. (Exhibit 4.1 to Form 8-K filed May 28, 2019 and incorporated herein by reference)

31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	—	Inline XBRL Taxonomy Extension Schema
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION

Dated: July 25, 2019	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: July 25, 2019	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer