Form 10-Q
period 2019-09-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2019-10-24
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 7, 2019:
CMS Energy Corporation:
CMS Energy Common Stock, $0.01 par value (including 20,316 shares owned by Consumers Energy)	283,842,478
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10‑Q to the Securities and Exchange Commission for the Period Ended September 30, 2019

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
MSF
Michigan Strategic Fund
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
Tax Cuts and Jobs Act of 2017
T.E.S. Filer City
T.E.S. Filer City Station Limited Partnership, a variable interest entity in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50‑percent interest

Filing Format
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

(This page intentionally left blank)

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
Central to Consumers’ commitment to its customers are the initiatives it has undertaken to keep electricity and natural gas affordable, including:

•	replacement of coal-fueled generation and PPAs with renewable energy and energy waste reduction and demand response programs

•	targeted infrastructure investment to improve reliability and safety and to reduce maintenance costs

•	information and control system efficiencies

•	employee and retiree health care cost sharing

•	workforce productivity enhancements
In addition, Consumers’ gas commodity costs declined by 60 percent from 2008 through 2018, due not only to a decrease in market prices but also to Consumers’ improvements to its gas infrastructure and optimization of its gas purchasing and storage strategy. These gas commodity savings are passed on to customers.
Planet: The planet element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to protect the environment; this commitment extends beyond complying with the various state and federal environmental and health and safety laws and regulations to which CMS Energy and Consumers are subject. Management considers climate change and other environmental risks in the companies’ strategy development, business planning, and enterprise risk management processes.
CMS Energy and Consumers continue to focus on opportunities to protect the environment and to reduce their carbon footprint. As a result of actions already taken by CMS Energy and Consumers, including the retirement of seven of Consumers’ coal-fueled electric generating units in 2016, the companies have:

•	decreased their combined percentage of electric supply (self-generated and purchased) from coal by 18 percentage points since 2015

•	reduced carbon dioxide emissions by over 35 percent since 2005

•	reduced the amount of water used to generate electricity by over 30 percent since 2012

•	reduced landfill waste disposal by over one million cubic yards since 1992

•	reduced methane emissions by 17 percent since 2012
Additionally, over the last 20 years, Consumers has reduced its sulfur dioxide, nitrogen oxide, particulate matter, and mercury emissions by 90 percent.
The 2016 Energy Law:

•	raised the renewable energy standard from the previous ten‑percent requirement to 12.5 percent in 2019 and 15 percent in 2021

•	established a goal of 35 percent combined renewable energy and energy waste reduction by 2025

•	authorized incentives for demand response programs and expanded existing incentives for energy efficiency programs, referring to the combined initiatives as energy waste reduction programs

•	established an integrated planning process for new generation resources
Consumers filed an IRP with the MPSC in June 2018, detailing its “Clean Energy Plan,” its long‑term strategy for delivering reliable and affordable energy to its customers through the increased use of energy efficiency and customer demand management programs and additional renewable energy. In March 2019, Consumers and a broad coalition of key stakeholders, including business customers, environmental groups, the MPSC Staff, and the Michigan Attorney General, filed an agreement settling the IRP with the MPSC and the MPSC approved it in June 2019.
Under its Clean Energy Plan, Consumers will meet the requirements of the 2016 Energy Law using its clean and lean strategy, which focuses on increasing the generation of renewable energy, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times. Further, Consumers plans to replace all of its coal-fueled generation with investment in renewable energy, which will enable Consumers to meet and exceed the 2016 Energy Law renewable energy requirements and fulfill increasing customer demand for renewable energy. Through its Clean Energy Plan, Consumers expects to reduce carbon emissions by more than 90 percent by 2040. Additionally, the plan will allow Consumers to achieve a breakthrough goal of at least 50 percent combined renewable energy and energy waste reduction by 2030.

Presented in the following illustration is Consumers’ 2019 generation capacity and projected future generation capacity in 2030 and 2040, including purchased capacity, based on a variety of fuel sources:
In addition to Consumers’ efforts to reduce the electric utility’s carbon footprint, it is also making efforts to reduce the gas utility’s methane footprint. In October 2019, Consumers set a goal of net-zero methane emissions from its natural gas delivery system by 2030. To reach this goal, Consumers plans to reduce methane emissions from its system by about 80 percent and to offset its remaining emissions by purchasing and/or producing renewable natural gas. Consumers plans to release its Methane Reduction Plan, which will outline its plan to reach this net-zero emissions goal, in November 2019.
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
For the nine months ended September 30, 2019, CMS Energy’s net income available to common stockholders was $513 million, and diluted EPS were $1.81. This compares with net income available to common stockholders of $549 million and diluted EPS of $1.94 for the nine months ended September 30, 2018. In 2019, the benefits from electric and gas rate increases, higher gas sales due primarily to colder weather, and the gain on the sale of transmission equipment were more than offset by lower electric sales due primarily to unfavorable weather, lower earnings at the enterprises segment, higher depreciation and amortization, and higher service restoration costs from 2019 storms. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
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

•
ranked the highest in customer satisfaction among large natural gas providers in the Midwest, according to a residential customer satisfaction study conducted by J.D. Power, a global marketing information company

CMS Energy and Consumers will continue to utilize the Consumers Energy Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.

Investment Plan: Consumers expects to make capital investments of $25 billion from 2019 through 2028. Over the next five years, Consumers expects to make significant expenditures on infrastructure upgrades and replacements and electric supply projects. While it has a large number of potential investment opportunities that would add customer value, Consumers has prioritized its spending based on the criteria of enhancing public safety, increasing reliability, maintaining affordability for its customers, and advancing its environmental stewardship. Consumers’ investment program is expected to result in annual rate-base growth of six to eight percent. This rate-base growth, together with cost-control measures, should allow Consumers to maintain affordable customer prices.
Presented in the following illustration are planned capital expenditures of $11.8 billion that Consumers expects to make from 2019 through 2023:
Of this amount, Consumers plans to spend $9.3 billion over the next five years to maintain and upgrade its gas infrastructure and electric distribution systems in order to enhance safety and reliability, improve customer satisfaction, and reduce energy waste on those systems. The gas infrastructure projects comprise $5.1 billion to sustain deliverability and enhance pipeline integrity and safety. These projects, which involve replacement of mains and services and enhancement of transmission and storage systems, should reduce the minor quantity of methane emissions released as gas is transported. The electric distribution projects comprise $4.2 billion to strengthen circuits and substations and replace poles. Consumers also expects to spend $2.5 billion on electric supply projects, primarily new renewable generation, and environmental investments needed to comply with state and federal laws and regulations.
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

•
2018 Gas Rate Case: In November 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $229 million, based on a 10.75 percent authorized return on equity. In April 2019, Consumers reduced its requested annual rate increase to $204 million. In September 2019, the MPSC approved an annual rate increase of $144 million, based on a 9.90 percent authorized return on equity. This increase includes a $13 million adjustment to begin returning net regulatory tax liabilities associated with the TCJA to customers. The MPSC also approved the continuation of a revenue decoupling mechanism, which annually reconciles Consumers’ actual weather‑normalized, non‑fuel revenues with the revenues approved by the MPSC.

•
Tax Cuts and Jobs Act: The TCJA, which changed existing federal tax law and included numerous provisions that affect businesses, was signed into law in December 2017. In early 2018, the MPSC ordered Consumers to file various proceedings to determine the reduction in its electric and gas revenue requirements as a result of the reduction in the corporate income tax rate, and to implement bill credits to reflect that reduction until customer rates could be adjusted through Consumers’ general rate cases. Consumers filed, and the MPSC approved, such proceedings throughout 2018, resulting in credits to customer bills during 2018 to reflect reductions in Consumers’ electric and gas revenue requirements. Additionally, Consumers filed an application to address the December 31, 2017 remeasurement of its deferred income taxes and other base rate impacts of the TCJA on customers. In September 2019, the MPSC authorized Consumers to begin returning net regulatory tax liabilities of $0.4 billion to gas customers through rates approved in the 2018 gas rate case and $1.2 billion to electric customers through rates to be determined in Consumers’ next electric rate case. Until then, the MPSC authorized Consumers to refund $32 million to electric customers through a temporary bill credit. For details on these proceedings, see Note 2, Regulatory Matters.

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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Nine Months Ended
September 30	2019	2018	Change	2019	2018	Change
Net Income Available to Common Stockholders	$207	$169	$38	$513	$549	$(36)
Basic Earnings Per Average Common Share	$0.73	$0.60	$0.13	$1.81	$1.95	$(0.14)
Diluted Earnings Per Average Common Share	$0.73	$0.59	$0.14	$1.81	$1.94	$(0.13)

In Millions
	Three Months Ended			Nine Months Ended
September 30	2019	2018	Change	2019	2018	Change
Electric utility	$223	$199	$24	$418	$468	$(50)
Gas utility	(10)	(19)	9	119	105	14
Enterprises	7	4	3	18	33	(15)
Corporate interest and other	(13)	(15)	2	(42)	(57)	15
Net Income Available to Common Stockholders	$207	$169	$38	$513	$549	$(36)

Presented in the following table are specific after-tax changes to CMS Energy’s net income available to common stockholders for the three and nine months ended September 30, 2019 versus 2018:

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2018		$169		$549
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$(19)		$(42)
Gas sales	(3)		15
Electric rate increase	16		40
Gas rate increase	2		30
Gain on sale of transmission equipment[1]	25		25
Depreciation and amortization	(4)		(25)
Lower (higher) service restoration costs	2		(23)
Absence of 2018 income tax benefit associated with electric cost of removal[2]	(8)		(23)
Higher property tax, reflecting higher capital spending	(2)		(11)
Absence of 2018 research and development tax credits[2]	—		(9)
Absence of 2018 settlement of a property tax appeal related to the J.H. Campbell plant	—		(7)
Lower distribution and transmission expenses	10		—
Other	14		(6)
		$33		$(36)
Enterprises
Lower earnings due primarily to lower capacity revenue and higher operating and maintenance costs	—		(27)
Absence of 2018 expiration of indemnity obligation	—		(3)
Gain on sale of transmission equipment[1]	—		12
Absence of 2018 write off of capital costs related to T.E.S. Filer City plant conversion	3		3
		3		(15)
Corporate interest and other
Increased income tax benefit due primarily to production tax credits	3		14
Higher earnings at EnerBank	1		6
2019 tax deductions primarily attributable to asset sales	4		4
Absence of 2018 loss on early extinguishment of debt	—		4
Higher fixed charges due to higher debt	(6)		(13)
		2		15
September 30, 2019		$207		$513

[1]	See Note 15, Asset Sales and Exit Activities.

[2]	See Note 10, Income Taxes.

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three months ended September 30, 2019 versus 2018 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
Three Months Ended September 30, 2018		$199
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including the impacts of the January 2019 order	$26
Lower sales due primarily to unfavorable weather	(28)
Lower energy waste reduction program revenues	(8)
Other revenues	2	$(8)
Maintenance and other operating expenses
Gain on sale of transmission equipment[2]	34
Lower energy waste reduction program costs	8
Lower distribution and transmission expenses	5
Lower maintenance and other operating expenses	7	54
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(6)
General taxes		(2)
Other income, net of expenses
Higher other income, net of expenses		3
Interest charges		(2)
Income taxes
Higher electric utility pre-tax earnings	(11)
Absence of 2018 income tax benefit associated with cost of removal[3]	(9)
Lower other income taxes	5	(15)
Three Months Ended September 30, 2019		$223

[1]	Deliveries to end-use customers were 10.1 billion kWh in 2019 and 10.6 billion kWh in 2018.

[2]	See Note 15, Asset Sales and Exit Activities.

[3]	See Note 10, Income Taxes.

Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the nine months ended September 30, 2019 versus 2018 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
Nine Months Ended September 30, 2018		$468
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including the impacts of the January 2019 order	$61
Lower sales due primarily to unfavorable weather	(68)
Lower energy waste reduction program revenues	(7)
Effect of new leases accounting standard[2]	8
Other revenues	3	$(3)
Maintenance and other operating expenses
Gain on sale of transmission equipment[3]	34
Litigation settlement	8
Lower energy waste reduction program costs	7
Higher service restoration costs from 2019 winter storms	(31)
Lower mutual insurance distribution	(4)
Higher maintenance and other operating expenses	(5)	9
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(21)
General taxes
Absence of 2018 settlement of a property tax appeal related to the J.H. Campbell plant	(9)
Higher property tax, reflecting higher capital spending	(5)	(14)
Other income, net of expenses
Higher other income, net of expenses		2
Interest charges
Effect of new leases accounting standard[2]	(8)
Lower PSCR interest expense	3
Lower other interest charges	2	(3)
Income taxes
Absence of 2018 income tax benefit associated with cost of removal[4]	(23)
Absence of 2018 research and development tax credits[4]	(8)
Lower electric utility pre-tax earnings	7
Lower other income taxes	4	(20)
Nine Months Ended September 30, 2019		$418

[1]	Deliveries to end-use customers were 27.9 billion kWh in 2019 and 29.1 billion kWh in 2018.

[2]
Under the provisions of ASU 2016‑02, Leases, fixed energy and capacity costs associated with Consumers’ PPAs that are accounted for as finance leases are presented as amortization and interest expense, rather than purchased power expense. See Note 8, Leases for more information about Consumers’ leases.

[3]	See Note 15, Asset Sales and Exit Activities.

[4]	See Note 10, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three months ended September 30, 2019 versus 2018 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
Three Months Ended September 30, 2018		$(19)
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase, including the impacts of the September 2018 order	$3
Lower sales	(5)
Higher energy waste reduction program revenues	3
Other revenues	2	$3
Maintenance and other operating expenses
Lower distribution and transmission expenses	7
Lower pipeline integrity expenses	6
Higher leak repair and survey expenses	(3)
Higher energy waste reduction program costs	(3)
Lower maintenance and other operating expenses	1	8
General taxes
Higher property tax, reflecting higher capital spending		(1)
Other income, net of expenses
Higher other income, net of expenses		2
Interest charges		(1)
Income taxes
Higher gas utility pre-tax earnings	(3)
Lower other income taxes	1	(2)
Three Months Ended September 30, 2019		$(10)

[1]	Deliveries to end-use customers were 26 bcf in 2019 and 27 bcf in 2018.

Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the nine months ended September 30, 2019 versus 2018 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
Nine Months Ended September 30, 2018		$105
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase, including the impacts of the September 2018 order	$32
Higher sales, due primarily to colder weather	19
Lower energy waste reduction program revenues	(5)
Other revenues	1	$47
Maintenance and other operating expenses
Higher leak repair and survey expenses	(7)
Lower energy waste reduction program costs	5
Lower pipeline integrity expenses	2
Higher maintenance and other operating expenses	(5)	(5)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(13)
General taxes
Higher property tax, reflecting higher capital spending		(10)
Other income, net of expenses
Higher other income, net of expenses		4
Interest charges		(3)
Income taxes
Higher gas utility pre-tax earnings	(5)
Higher other income taxes	(1)	(6)
Nine Months Ended September 30, 2019		$119

[1]	Deliveries to end-use customers were 217 bcf in 2019 and 211 bcf in 2018.
Enterprises Results of Operations
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the three months ended September 30, 2019 versus 2018:

In Millions
Three Months Ended September 30, 2018	$4
Reason for the change
Absence of 2018 write off of capital costs related to T.E.S. Filer City plant conversion	$3
Three Months Ended September 30, 2019	$7

Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the nine months ended September 30, 2019 versus 2018:

In Millions
Nine Months Ended September 30, 2018	$33
Reason for the change
Lower earnings due primarily to lower capacity revenue and higher operating and maintenance costs	$(27)
Absence of 2018 expiration of indemnity obligation	(3)
Gain on sale of transmission equipment[1]	12
Absence of 2018 write off of capital costs related to T.E.S. Filer City plant conversion	3
Nine Months Ended September 30, 2019	$18

[1]	See Note 15, Asset Sales and Exit Activities.
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the three months ended September 30, 2019 versus 2018:

In Millions
Three Months Ended September 30, 2018	$(15)
Reasons for the change
Increased income tax benefit due primarily to production tax credits	$3
Higher earnings at EnerBank	1
2019 tax deductions primarily attributable to asset sales	4
Higher fixed charges due to higher debt	(6)
Three Months Ended September 30, 2019	$(13)
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the nine months ended September 30, 2019 versus 2018:

In Millions
Nine Months Ended September 30, 2018	$(57)
Reasons for the change
Increased income tax benefit due primarily to production tax credits	$14
Higher earnings at EnerBank	6
2019 tax deductions primarily attributable to asset sales	4
Absence of 2018 loss on early extinguishment of debt	4
Higher fixed charges due to higher debt	(13)
Nine Months Ended September 30, 2019	$(42)

Cash Position, Investing, and Financing
At September 30, 2019, CMS Energy had $433 million of consolidated cash and cash equivalents, which included $30 million of restricted cash and cash equivalents. At September 30, 2019, Consumers had $284 million of consolidated cash and cash equivalents, which included $25 million of restricted cash and cash equivalents. For additional details, see Note 13, Cash and Cash Equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the nine months ended September 30, 2019 versus 2018:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2018	$1,565
Reasons for the change
Lower net income	$(36)
Non‑cash transactions[1]	(19)
Unfavorable impact of changes in core working capital,[2] due primarily to lower alternative minimum tax credit refunds received in 2019, offset partially by the timing of collections on lower electric deliveries in 2019	(11)
Unfavorable impact of changes in other assets and liabilities, due primarily to refunds to customers related to the TCJA and self-implemented electric rates	(104)
Nine Months Ended September 30, 2019	$1,395
Consumers
Nine Months Ended September 30, 2018	$1,255
Reasons for the change
Lower net income	$(37)
Non-cash transactions[1]	(25)
Favorable impact of changes in core working capital,[2] due primarily to the timing of collections on lower electric deliveries in 2019	47
Favorable impact of changes in other assets and liabilities, due primarily to lower income taxes payments to CMS Energy, offset partially by refunds to customers related to the TCJA and self-implemented electric rates	11
Nine Months Ended September 30, 2019	$1,251

[1]	Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, and other non‑cash operating activities and reconciling adjustments.

[2]	Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Investing Activities
Presented in the following table are specific components of the changes to net cash used in investing activities for the nine months ended September 30, 2019 versus 2018:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2018	$(1,815)
Reasons for the change
Lower capital expenditures, primarily due to the absence of the 2018 purchase of a wind generation project offset largely by higher capital expenditures at Consumers	$2
Changes in EnerBank notes receivable, reflecting growth in consumer lending	(128)
Higher purchases of notes receivable by EnerBank	(220)
Absence of 2018 proceeds from DB SERP investments	(146)
Proceeds from sale of transmission equipment in 2019	96
Other investing activities, primarily higher costs to retire property	(1)
Nine Months Ended September 30, 2019	$(2,212)
Consumers
Nine Months Ended September 30, 2018	$(1,435)
Reasons for the change
Higher capital expenditures	$(220)
Proceeds from sale of transmission equipment in 2019	76
Other investing activities, primarily higher costs to retire property	(4)
Nine Months Ended September 30, 2019	$(1,583)

Financing Activities
Presented in the following table are specific components of net cash provided by financing activities for the nine months ended September 30, 2019 and 2018:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2018	$412
Reasons for the change
Higher debt issuances	$1,032
Higher debt retirements	(465)
Changes in EnerBank certificates of deposit, reflecting higher borrowings	334
Higher repayments under Consumers’ commercial paper program	(207)
Lower issuances of common stock under the continuous equity offering program	(30)
Higher payments of dividends on common stock	(21)
Other financing activities, primarily higher customer advances for construction, offset partially by higher debt issuance costs	20
Nine Months Ended September 30, 2019	$1,075
Consumers
Nine Months Ended September 30, 2018	$153
Reasons for the change
Higher debt issuances	$374
Higher debt retirements	(198)
Higher repayments under Consumers’ commercial paper program	(207)
Higher stockholder contribution from CMS Energy	425
Higher payments of dividends on common stock	(4)
Other financing activities, primarily higher customer advances for construction	17
Nine Months Ended September 30, 2019	$560
Capital Resources and Liquidity
CMS Energy uses dividends and tax‑sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization—Dividend Restrictions. For the nine months ended September 30, 2019, Consumers paid $396 million in dividends on its common stock to CMS Energy.
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
In October 2019, Consumers entered into a $75 million loan agreement with the MSF that matures in October 2049. Concurrently, the MSF issued $75 million in tax-exempt variable rate limited obligation revenue bonds and loaned Consumers the proceeds. For more information on the tax-exempt variable rate limited obligation revenue bonds, see Note 4, Financings and Capitalization—Tax-exempt Variable Rate Limited Obligation Revenue Bonds.
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
At September 30, 2019, CMS Energy had $547 million of its revolving credit facility available and Consumers had $1,068 million available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2019, there were no commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ revolving credit facilities and commercial paper program, see Note 4, Financings and Capitalization.
Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At September 30, 2019, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and

Consumers were each in compliance with these covenants as of September 30, 2019, as presented in the following table:

September 30, 2019
Credit Agreement, Indenture, or Facility	Limit		Actual
CMS Energy, parent only
Debt to EBITDA[1]	<	6.25 to 1.0	4.7 to 1.0
Consumers
Debt to Capital[2]	<	0.65 to 1.0	0.47 to 1.0
Debt to Capital[3]	<	0.65 to 1.0	0.48 to 1.0

[1]	Applies to CMS Energy’s $550 million revolving credit agreement and $165 million term loan credit agreement.

[2]	Applies to Consumers’ $850 million and $250 million revolving credit agreements and its $30 million reimbursement agreement.

[3]	Applies to Consumers’ $35 million reimbursement agreement.
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
Off-Balance-Sheet Arrangements
CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $153 million at September 30, 2019. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments—Guarantees.
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

Consumers Electric Utility Outlook and Uncertainties
Clean Energy Plan: While Consumers continues to experience modest growth in demand for electricity due to Michigan’s growing economy and increased use of air conditioning, consumer electronics, and other electric devices, it expects that increase in demand to be offset by the effects of energy efficiency and conservation.
In June 2018, Consumers filed an IRP with the MPSC detailing its “Clean Energy Plan,” its long‑term strategy for delivering reliable and affordable energy to its customers through the increased use of energy efficiency and customer demand management programs and additional renewable energy. In March 2019, Consumers and a broad coalition of key stakeholders, including business customers, environmental groups, the MPSC Staff, and the Michigan Attorney General, filed an agreement settling the IRP with the MPSC and the MPSC approved it in June 2019.
Through its Clean Energy Plan, Consumers expects to reduce carbon emissions by more than 90 percent by 2040 and eliminate the use of coal to generate electricity by 2040. Specifically, the Clean Energy Plan provides for:

•	the retirement of the D.E. Karn 1 & 2 coal‑fueled generating units, totaling 515 MW, in 2023

•	the continued assessment in future IRP filings concerning the retirement of the J.H. Campbell 1 & 2 coal‑fueled generating units, totaling 608 MW, in 2025 or earlier
Under the Clean Energy Plan, Consumers will replace the capacity to be retired with:

•	increased demand response programs

•	increased energy efficiency

•	increased renewable energy generation

•	conservation voltage reduction

•	increased pumped storage
Consumers will competitively bid new capacity and at least 50 percent of the new capacity will be built and owned by third parties; the remainder will be owned and operated by Consumers. In support of its Clean Energy Plan, Consumers issued a request for proposals in September 2019 to acquire up to 300 MW of new capacity from projects to be operational in Michigan’s Lower Peninsula by May 2022. Specifically, Consumers is soliciting offers to enter into PPAs with or purchase solar generation projects ranging in size from 20 MW to 150 MW and to enter into PPAs with PURPA qualifying facilities up to 20 MW. Any contracts entered into as a result of the request for proposals would be subject to MPSC approval.
As approved by the MPSC, the IRP allows Consumers to earn a financial incentive on PPAs approved by the MPSC after January 1, 2019. Additionally, the IRP allows for recovery of significant increases in demand response costs. The MPSC separately approved an associated financial incentive for exceeding certain demand response targets. Consumers is required to file a new IRP by June 2021.
PURPA: PURPA requires Consumers to purchase power from qualifying cogeneration and small power production facilities at a price approved by the MPSC that is meant to represent Consumers’ “avoided cost” of generating power or purchasing power from another source. In November 2017, the MPSC issued an order establishing a new avoided‑cost methodology for determining the price that Consumers must pay to purchase power under PURPA. Among other things, the MPSC’s order changed the basis of Consumers’ avoided cost from the cost of coal-fueled generating units to that of natural gas-fueled generating units. The MPSC order also assigned more capacity value to qualifying facilities that are consistently able to generate electricity during peak times.

Based on concerns that the November 2017 order could have resulted in mandated purchases of generation, potentially at above-market prices, Consumers filed a petition with the MPSC in December 2017, requesting corrections to the pricing calculations and capacity purchase model set in the order. Subsequently, the MPSC suspended the implementation of the order and reopened the proceeding. In February 2018, the MPSC issued an order limiting Consumers’ obligation to pay the full avoided capacity cost, which was based on the cost of a natural gas combustion turbine under the November 2017 avoided‑cost formula, to existing qualifying facilities upon the expiration of outstanding contracts and to the first 150 MW of new generation projects that qualified under PURPA. In October 2018, the MPSC issued an order lifting the suspension on the November 2017 order, thereby making effective the avoided‑cost formula set at that time. According to the October 2018 order, the use of the full avoided‑cost formula was still limited to outstanding contracts that expired and the first 150 MW of new qualifying generation projects. The October 2018 order also provided that all other qualifying generation projects that established a legally enforceable obligation were eligible to receive a capacity payment equal to the MISO planning resource auction price and a designated energy price approved in the MPSC’s October order. The MPSC also ruled that the determination of Consumers’ future capacity needs would take place in Consumers’ IRP proceeding.
In November 2018, Consumers made a filing in support of another party’s request that the MPSC stay the effectiveness of its October 2018 order. In February 2019, Consumers filed a petition with the MPSC challenging the rates approved in the October 2018 order, and it separately filed a request to withdraw a tariff provision incorporating those rates. In June 2019, the MPSC denied both of these requests, as well as the prior request for a stay of the October 2018 order. Five PURPA developers filed complaints with the MPSC claiming that their projects had legally enforceable obligations making them eligible for the avoided cost rates approved in the October 2018 order. One of those developers challenged aspects of the MPSC’s October 2018 order in the Michigan Court of Appeals.
In August 2019, Consumers and various PURPA developers filed a settlement agreement that resolves or will resolve five outstanding complaints with the MPSC as well as the challenge before the Michigan Court of Appeals. Under the settlement agreement, which the MPSC approved in September 2019, Consumers will enter into contracts to purchase 584 MW of power from qualifying solar generation projects by September 2023. Of this amount, 170 MW will be purchased at the full avoided-cost rates approved in the October 2018 order. The remaining 414 MW will be purchased at a capacity payment equal to the MISO planning resource auction price and the designated energy price approved in the October 2018 order.
In the approved IRP settlement agreement, Consumers agreed to a new method of calculating avoided cost, based on a competitive bidding process that will enable Consumers to purchase energy from new generation at the lowest cost and mitigate the risk of forced purchases of unneeded renewable generation.
In September 2019, FERC issued a notice of proposed rulemaking that could result in modifications to the current federal regulations implementing PURPA. Among other things, the proposal would change the rules for measuring the size of qualifying facilities and determining whether certain PURPA projects have access to wholesale markets. The proposal would also provide states with more flexibility to set the prices paid to PURPA projects. Consumers does not anticipate the proposed rulemaking will affect the PURPA projects with which it has agreements. Consumers cannot predict the outcome of this proposed rulemaking.
Renewable Energy Plan: The 2016 Energy Law raised the renewable energy standard from the previous ten‑percent requirement to 15 percent in 2021, with an interim target of 12.5 percent in 2019. Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least the required percentage of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers expects to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.
In conjunction with its renewable energy plan, Consumers began construction in 2017 of Cross Winds® Energy Park Phase III, with a planned nameplate capacity of 76 MW, and expects it to be operational in 2020. This project is expected to qualify for certain federal production tax credits, generating cost savings that will be passed on to customers.
In February 2019, the MPSC issued an order ruling on amendments Consumers had requested to its renewable energy plan, and approved the acquisition of up to 525 MW of new wind generation projects. Under the renewable energy plan, Consumers is authorized to earn a 10.7 percent return on equity on any projects approved by the MPSC. Also in February 2019, the MPSC approved an agreement under which Consumers purchased a wind generation project under development, with capacity of up to 150 MW, in Gratiot County, Michigan. Consumers expects to begin on-site construction of this project during the fourth quarter of 2019 and that it will be complete and operational in 2020.
In June 2019, Consumers entered into an agreement to purchase a wind generation project under development in Hillsdale, Michigan, with capacity of up to 166 MW. Under the agreement, which the MPSC conditionally approved in October 2019, Consumers expects to take full ownership and begin commercial operation of the project in 2020. Additionally, in September 2019, the MPSC approved a 20‑year agreement under which Consumers will purchase 100 MW of renewable capacity, energy, and RECs from a 149‑MW solar generating facility to be constructed in Calhoun County, Michigan. The facility is expected to be operational in 2021. These agreements resulted from a request for proposals that Consumers issued in June 2018 to acquire up to 400 MW of wind generation projects and up to 100 MW of solar generation projects in Michigan.
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
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent, with certain exceptions, of Consumers’ weather‑normalized retail sales of the preceding calendar year. At September 30, 2019, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.8 million electric customers, 284 customers, or 0.02 percent, purchased electric generation service under the ROA program.
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
In June 2018, the MPSC issued an order requiring all electric suppliers to demonstrate that a portion of the capacity procured to serve customers during peak demand times is located in the MISO footprint in Michigan’s Lower Peninsula. In July 2018, the Michigan Court of Appeals issued a decision that the MPSC does not have statutory authority to implement such a requirement for alternative electric suppliers. Consumers believes the 2016 Energy Law does give such authorization to the MPSC. The MPSC and Consumers have filed applications for leave to appeal the Court of Appeals’ decision to the Michigan Supreme Court. In June 2019, the Michigan Supreme Court issued orders directing the filing of supplemental briefs and the scheduling of oral arguments in the case, and will ultimately decide whether to consider and rule on the appeals. Oral arguments have been scheduled for November 2019.
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
CSAPR, which became effective in 2015, requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground‑level ozone and fine particle pollution in other downwind states. In 2016, the EPA finalized new ozone season standards for CSAPR, which became effective in 2017. Any litigation or remand to the EPA is not expected to impact Consumers’ compliance strategy, as Consumers expects its emissions to be within the CSAPR allowance allocations.
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
In 2015, the EPA lowered the NAAQS for ozone. The new ozone NAAQS will make it more difficult to construct or modify power plants in areas of the country that have not met the new ozone standard. In April 2018, the EPA designated certain areas of Michigan as not meeting the new standard with an August 2018 effective date. None of Consumers’ fossil‑fuel‑fired generating units are located in these areas. Some of Consumers’ compressor stations are located in areas impacted by the rule, but Consumers expects only minor permitting impacts if those units are modified in the future. Consumers does not expect that any litigation involving NAAQS for ozone will have a material adverse impact on its generating assets.
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
In August 2018, the EPA proposed the “Affordable Clean Energy” rule as a replacement for the EPA’s Clean Power Plan. The EPA finalized the Affordable Clean Energy rule in June 2019. The rule requires individual states to evaluate coal‑fueled power plants for heat‑rate improvements that could increase overall plant efficiency. The evaluations to be performed by the State of Michigan under the final rule may require Consumers to make heat-rate improvements at its remaining coal-fueled units beginning in the mid-2020s. This rule is presently being litigated. Consumers cannot evaluate the potential impact of the rule until the State of Michigan completes its evaluations.
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
Severe weather events and climate change associated with increasing levels of greenhouse gases could affect Consumers’ facilities and energy sales and could have a material impact on its future results of operations. Consumers is unable to predict these events or their financial impact; however, Consumers plans for adverse weather and takes steps to reduce its potential impact.
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
CCRs: In 2015, the EPA published a final rule regulating CCRs, such as coal ash, under RCRA. The final rule adopts minimum standards for beneficially reusing and disposing of non‑hazardous CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information, including any groundwater protection standard exceedances. The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non‑CCR wastewater and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. Consumers has aligned with EGLE on closure plans for each of its unlined ash ponds to ensure coordination between federal and state requirements. The unlined ash ponds have ceased operation and have been replaced with double-lined ash ponds or concrete tanks. Significant work has been completed at the remaining ash ponds.
Due to litigation, many aspects of the 2015 CCR rule have been remanded to the EPA, which has resulted in various new rulemakings. These new rulemakings are now in litigation. Continued litigation will add uncertainty around requirements for compliance and state permit programs.
Separately, Congress passed legislation in 2016 allowing participating states to develop permitting programs for CCRs under RCRA. In December 2018, the Michigan Legislature adopted a permitting program, which requires the EPA’s authorization. This program should reduce costly, duplicative oversight over CCRs and provide local oversight to CCR issues unique to Michigan. EGLE submitted the state CCR permit program application to Michigan’s Attorney General in June 2019 for review and signature. The Attorney General’s office is engaged in a detailed review of the program and application with EGLE. Federal rulemaking challenges may delay EPA approval of the Michigan permitting program.
Consumers has aligned with EGLE on closure plans for all of its coal ash disposal sites, including those subject to the EPA’s 2015 CCR rule, and adjusted its recorded ARO accordingly. Consumers has historically been authorized to recover in electric rates costs related to coal ash disposal sites.

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
In recent years, the EPA and the U.S. Army Corps of Engineers have proposed rules redefining “waters of the United States,” which defines the scope of the EPA’s jurisdiction under the Clean Water Act, and proposing other changes to the Clean Water Act regulations. For example, the EPA recently finalized a rule repealing the 2015 definition of “waters of the United States.” In addition, the EPA has stated that it expects to finalize its new definition of “waters of the United States” in late 2019 or early 2020. These rules are presently being, or are likely to be, litigated.
A final definition would change the scope of water and wetlands regulations for the EPA under the Clean Water Act. The EPA has delegated authority to manage the Michigan wetlands program to EGLE. As a result, regardless of the ultimate outcome of the EPA’s rules, Consumers expects to continue to operate under Michigan’s wetlands regulations, and under the applicable state and federal water jurisdictional regulations. Thus, Consumers does not expect any adverse changes to its environmental strategy as a result of these events.
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
Retention Incentive Program: In October 2019, Consumers announced a retention incentive program to ensure necessary staffing at the D.E. Karn generating complex through the anticipated 2023 retirement of the coal-fueled electric generating units. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2023 is estimated to be $35 million. Consumers expects to recognize $6 million of expense related to retention and severance benefits in late 2019. Consumers will seek recovery of these costs from customers. For additional details on this program, see Note 15, Asset Sales and Exit Activities.
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
Gas Pipeline and Storage Integrity and Safety: In October 2019, PHMSA published a final rule that expands federal safety standards for gas transmission pipelines. To comply with the rule, Consumers will incur increased capital costs to install and remediate pipelines as well as increased operating and maintenance costs to expand inspections, maintenance, and monitoring of its existing pipelines. The requirements in the regulation take effect July 1, 2020, with various implementation phases over numerous years.
In 2016, PHMSA published an interim final rule that established minimum federal safety standards for underground natural gas storage facilities. To comply with the interim rule, Consumers incurred increased capital and operating and maintenance costs to expand inspections, maintenance, and monitoring of its underground gas storage facilities. PHMSA expects to finalize additional requirements by the end of 2019.
Although associated capital or operating and maintenance costs relating to these regulations could be material and cost recovery cannot be assured, Consumers expects to recover such costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with laws and regulations. Consumers will continue to monitor gas safety regulations and is implementing the American Petroleum Institute’s Recommended Practice 1173, Pipeline Safety Management Systems. This program ensures that there are policies, procedures, work instructions, forms, and records in place to streamline adoption and deployment of any existing or future regulations.
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
Trends, uncertainties, and other matters related to the enterprises segment that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:

•	investment in and financial benefits received from renewable energy and energy storage projects

•	changes in energy and capacity prices

•	severe weather events and climate change associated with increasing levels of greenhouse gases

•	changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings

•	changes in various environmental laws, regulations, principles, or practices, or in their interpretation

•	the outcome of certain legal proceedings, including gas price reporting litigation

•	indemnity and environmental remediation obligations at Bay Harbor, including an inability to renew an NPDES permit in 2020

•	obligations related to a tax claim from the government of Equatorial Guinea

•	representations, warranties, and indemnities provided by CMS Energy in connection with previous sales of assets
For additional details regarding the enterprises segment’s uncertainties, see Note 3, Contingencies and Commitments.
Other Outlook and Uncertainties
EnerBank: EnerBank is a Utah state‑chartered, FDIC‑insured industrial bank providing primarily unsecured consumer installment loans for financing home improvements. EnerBank represented five percent of CMS Energy’s net assets at September 30, 2019 and six percent of CMS Energy’s net income available to common stockholders for the nine months ended September 30, 2019. The carrying value of EnerBank’s loan portfolio was $2.5 billion at September 30, 2019. Its loan portfolio was funded primarily by certificates of deposit of $2.4 billion. The 12‑month rolling average net default rate on loans held by EnerBank was 1.2 percent at September 30, 2019. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self‑funding plan, EnerBank has exceeded these requirements historically and exceeded them as of September 30, 2019.

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

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2019	2018	2019	2018
Operating Revenue	$1,546	$1,599	$5,050	$5,044

Operating Expenses
Fuel for electric generation	130	150	391	397
Purchased and interchange power	413	447	1,147	1,222
Purchased power – related parties	19	21	53	59
Cost of gas sold	35	48	545	541
Maintenance and other operating expenses	313	366	1,010	1,002
Depreciation and amortization	215	206	729	689
General taxes	70	67	247	222
Total operating expenses	1,195	1,305	4,122	4,132

Operating Income	351	294	928	912

Other Income (Expense)
Interest income	2	2	5	8
Allowance for equity funds used during construction	2	2	7	4
Income (loss) from equity method investees	5	(1)	6	6
Nonoperating retirement benefits, net	22	22	68	68
Other income	—	1	3	2
Other expense	—	(4)	(8)	(15)
Total other income	31	22	81	73

Interest Charges
Interest on long-term debt	111	101	327	304
Interest expense – related parties	3	—	6	—
Other interest expense	20	14	55	35
Allowance for borrowed funds used during construction	(1)	(1)	(3)	(2)
Total interest charges	133	114	385	337

Income Before Income Taxes	249	202	624	648
Income Tax Expense	42	33	110	98

Net Income	207	169	514	550
Income Attributable to Noncontrolling Interests	—	—	1	1

Net Income Available to Common Stockholders	$207	$169	$513	$549

Basic Earnings Per Average Common Share	$0.73	$0.60	$1.81	$1.95
Diluted Earnings Per Average Common Share	$0.73	$0.59	$1.81	$1.94
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2019	2018	2019	2018
Net Income	$207	$169	$514	$550

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- for all periods	—	1	2	3
Amortization of prior service credit, net of tax of $- for all periods	—	—	(1)	(1)

Investments
Unrealized loss on investments, net of tax of $- for all periods	—	—	—	(1)
Reclassification adjustments included in net income, net of tax of $- for all periods	—	1	—	1

Derivatives
Unrealized loss on derivative instruments, net of tax of $-, $-, $(1), and $-	—	—	(3)	—

Other Comprehensive Income (Loss)	—	2	(2)	2

Comprehensive Income	207	171	512	552

Comprehensive Income Attributable to Noncontrolling Interests	—	—	1	1

Comprehensive Income Attributable to CMS Energy	$207	$171	$511	$551
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2019	2018
Cash Flows from Operating Activities
Net income	$514	$550
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	729	689
Deferred income taxes and investment tax credits	89	90
Other non-cash operating activities and reconciling adjustments	(11)	47
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	297	299
Inventories	(49)	(76)
Accounts payable and accrued rate refunds	(82)	(46)
Other current and non-current assets and liabilities	(92)	12
Net cash provided by operating activities	1,395	1,565

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,570)	(1,572)
Increase in EnerBank notes receivable	(328)	(200)
Purchase of notes receivable by EnerBank	(307)	(87)
Proceeds from DB SERP investments	—	146
Proceeds from sale of transmission equipment	96	—
Cost to retire property and other investing activities	(103)	(102)
Net cash used in investing activities	(2,212)	(1,815)

Cash Flows from Financing Activities
Proceeds from issuance of debt	2,076	1,044
Retirement of debt	(1,170)	(705)
Increase in EnerBank certificates of deposit	622	288
Increase (decrease) in notes payable	(97)	110
Issuance of common stock	9	39
Payment of dividends on common and preferred stock	(326)	(305)
Other financing costs	(39)	(59)
Net cash provided by financing activities	1,075	412

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	258	162
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	175	204

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$433	$366

Other Non-cash Investing and Financing Activities
Non-cash transactions
Capital expenditures not paid	$135	$159
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2019	December 31 2018
Current Assets
Cash and cash equivalents	$403	$153
Restricted cash and cash equivalents	29	21
Accounts receivable and accrued revenue, less allowance of $21 in 2019 and $20 in 2018	641	964
Notes receivable, less allowance of $33 in 2019 and $24 in 2018	234	233
Accounts receivable – related parties	16	14
Accrued gas revenue	6	16
Inventories at average cost
Gas in underground storage	505	450
Materials and supplies	142	143
Generating plant fuel stock	52	57
Deferred property taxes	184	279
Regulatory assets	7	37
Prepayments and other current assets	86	101
Total current assets	2,305	2,468

Plant, Property, and Equipment
Plant, property, and equipment, gross	24,645	24,400
Less accumulated depreciation and amortization	7,264	7,037
Plant, property, and equipment, net	17,381	17,363
Construction work in progress	1,143	763
Total plant, property, and equipment	18,524	18,126

Other Non-current Assets
Regulatory assets	2,367	1,743
Accounts and notes receivable	2,253	1,645
Investments	68	69
Other	492	478
Total other non-current assets	5,180	3,935

Total Assets	$26,009	$24,529

LIABILITIES AND EQUITY
In Millions
	September 30 2019	December 31 2018
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$1,074	$996
Notes payable	—	97
Accounts payable	598	723
Accounts payable – related parties	9	10
Accrued rate refunds	18	4
Accrued interest	99	94
Accrued taxes	125	398
Regulatory liabilities	72	155
Other current liabilities	170	147
Total current liabilities	2,165	2,624

Non-current Liabilities
Long-term debt	12,040	10,615
Non-current portion of finance leases and other financing	81	69
Regulatory liabilities	3,754	3,681
Postretirement benefits	447	436
Asset retirement obligations	451	432
Deferred investment tax credit	116	99
Deferred income taxes	1,588	1,487
Other non-current liabilities	373	294
Total non-current liabilities	18,850	17,113

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 283.8 shares in 2019 and 283.4 shares in 2018	3	3
Other paid-in capital	5,104	5,088
Accumulated other comprehensive loss	(67)	(65)
Accumulated deficit	(83)	(271)
Total common stockholders’ equity	4,957	4,755
Noncontrolling interests	37	37
Total equity	4,994	4,792

Total Liabilities and Equity	$26,009	$24,529
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2019	2018	2019	2018
Total Equity at Beginning of Period	$4,888	$4,709	$4,792	$4,478

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	5,097	5,076	5,088	5,019
Common stock issued	8	7	25	54
Common stock repurchased	(1)	—	(9)	(10)
Common stock reissued	—	—	—	20
At end of period	5,104	5,083	5,104	5,083

Accumulated Other Comprehensive Loss
At beginning of period	(67)	(61)	(65)	(50)
Retirement benefits liability
At beginning of period	(62)	(60)	(63)	(50)
Cumulative effect of change in accounting principle	—	—	—	(11)
Amortization of net actuarial loss	—	1	2	3
Amortization of prior service credit	—	—	(1)	(1)
At end of period	(62)	(59)	(62)	(59)
Investments
At beginning of period	—	(1)	—	—
Unrealized loss on investments	—	—	—	(1)
Reclassification adjustments included in net income	—	1	—	1
At end of period	—	—	—	—
Derivative instruments
At beginning of period	(5)	—	(2)	—
Unrealized loss on derivative instruments	—	—	(3)	—
At end of period	(5)	—	(5)	—
At end of period	(67)	(59)	(67)	(59)

Accumulated Deficit
At beginning of period	(182)	(346)	(271)	(531)
Cumulative effect of change in accounting principle	—	—	—	8
Net income attributable to CMS Energy	207	169	513	549
Dividends declared on common stock	(108)	(101)	(325)	(304)
At end of period	(83)	(278)	(83)	(278)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2019	2018	2019	2018
Noncontrolling Interests
At beginning of period	37	37	37	37
Income attributable to noncontrolling interests	—	—	1	1
Distributions and other changes in noncontrolling interests	—	—	(1)	(1)
At end of period	37	37	37	37

Total Equity at End of Period	$4,994	$4,786	$4,994	$4,786

Dividends Declared Per Common Share	$0.3825	$0.3575	$1.1475	$1.0725

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2019	2018	2019	2018
Operating Revenue	$1,429	$1,502	$4,706	$4,752

Operating Expenses
Fuel for electric generation	101	122	295	310
Purchased and interchange power	408	440	1,132	1,206
Purchased power – related parties	19	22	53	61
Cost of gas sold	32	45	537	530
Maintenance and other operating expenses	272	334	911	914
Depreciation and amortization	210	203	716	681
General taxes	68	65	240	216
Total operating expenses	1,110	1,231	3,884	3,918

Operating Income	319	271	822	834

Other Income (Expense)
Interest income	2	2	4	6
Interest and dividend income – related parties	1	1	3	1
Allowance for equity funds used during construction	2	2	7	4
Nonoperating retirement benefits, net	21	21	64	63
Other income	—	—	2	1
Other expense	—	(4)	(8)	(9)
Total other income	26	22	72	66

Interest Charges
Interest on long-term debt	69	69	206	203
Interest expense – related parties	3	—	6	—
Other interest expense	4	5	11	14
Allowance for borrowed funds used during construction	(1)	(1)	(3)	(2)
Total interest charges	75	73	220	215

Income Before Income Taxes	270	220	674	685
Income Tax Expense	57	40	137	111

Net Income	213	180	537	574
Preferred Stock Dividends	—	—	1	1

Net Income Available to Common Stockholder	$213	$180	$536	$573
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2019	2018	2019	2018
Net Income	$213	$180	$537	$574

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- for all periods	—	1	1	2

Investments
Unrealized loss on investments, net of tax of $- for all periods	—	—	—	(1)
Reclassification adjustments included in net income, net of tax of $- for all periods	—	1	—	1

Other Comprehensive Income	—	2	1	2

Comprehensive Income	$213	$182	$538	$576
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2019	2018
Cash Flows from Operating Activities
Net income	$537	$574
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	716	681
Deferred income taxes and investment tax credits	37	40
Other non-cash operating activities and reconciling adjustments	(24)	33
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	230	178
Inventories	(52)	(75)
Accounts payable and accrued rate refunds	(76)	(48)
Other current and non-current assets and liabilities	(117)	(128)
Net cash provided by operating activities	1,251	1,255

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,559)	(1,339)
Proceeds from DB SERP investments	—	106
DB SERP investment in note receivable – related party	—	(106)
Proceeds from sale of transmission equipment	76	—
Cost to retire property and other investing activities	(100)	(96)
Net cash used in investing activities	(1,583)	(1,435)

Cash Flows from Financing Activities
Proceeds from issuance of debt	918	544
Retirement of debt	(528)	(330)
Increase (decrease) in notes payable	(97)	110
Stockholder contribution	675	250
Payment of dividends on common and preferred stock	(397)	(393)
Other financing costs	(11)	(28)
Net cash provided by financing activities	560	153

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	228	(27)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	56	65

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$284	$38

Other Non-cash Investing and Financing Activities
Non-cash transactions
Capital expenditures not paid	$123	$128
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2019	December 31 2018
Current Assets
Cash and cash equivalents	$259	$39
Restricted cash and cash equivalents	25	17
Accounts receivable and accrued revenue, less allowance of $21 in 2019 and $20 in 2018	611	855
Accounts and notes receivable – related parties	8	15
Accrued gas revenue	6	16
Inventories at average cost
Gas in underground storage	505	450
Materials and supplies	137	137
Generating plant fuel stock	49	52
Deferred property taxes	184	279
Regulatory assets	7	37
Prepayments and other current assets	74	83
Total current assets	1,865	1,980

Plant, Property, and Equipment
Plant, property, and equipment, gross	24,214	23,963
Less accumulated depreciation and amortization	7,175	6,958
Plant, property, and equipment, net	17,039	17,005
Construction work in progress	1,129	756
Total plant, property, and equipment	18,168	17,761

Other Non-current Assets
Regulatory assets	2,367	1,743
Accounts receivable	29	27
Accounts and notes receivable – related parties	102	104
Other	407	410
Total other non-current assets	2,905	2,284

Total Assets	$22,938	$22,025

LIABILITIES AND EQUITY
In Millions
	September 30 2019	December 31 2018
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$122	$48
Notes payable	—	97
Accounts payable	569	685
Accounts payable – related parties	14	14
Accrued rate refunds	18	4
Accrued interest	76	59
Accrued taxes	158	436
Regulatory liabilities	72	155
Other current liabilities	127	120
Total current liabilities	1,156	1,618

Non-current Liabilities
Long-term debt	7,087	6,779
Non-current portion of finance leases and other financing	81	69
Regulatory liabilities	3,754	3,681
Postretirement benefits	404	392
Asset retirement obligations	448	428
Deferred investment tax credit	116	99
Deferred income taxes	1,858	1,809
Other non-current liabilities	298	230
Total non-current liabilities	14,046	13,487

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	5,374	4,699
Accumulated other comprehensive loss	(20)	(21)
Retained earnings	1,504	1,364
Total common stockholder’s equity	7,699	6,883
Cumulative preferred stock, $4.50 series	37	37
Total equity	7,736	6,920

Total Liabilities and Equity	$22,938	$22,025
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2019	2018	2019	2018
Total Equity at Beginning of Period	$7,647	$6,888	$6,920	$6,488

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	5,374	4,699	4,699	4,449
Stockholder contribution	—	—	675	250
At end of period	5,374	4,699	5,374	4,699

Accumulated Other Comprehensive Loss
At beginning of period	(20)	(29)	(21)	(12)
Retirement benefits liability
At beginning of period	(20)	(28)	(21)	(24)
Cumulative effect of change in accounting principle	—	—	—	(5)
Amortization of net actuarial loss	—	1	1	2
At end of period	(20)	(27)	(20)	(27)
Investments
At beginning of period	—	(1)	—	12
Cumulative effect of change in accounting principle	—	—	—	(12)
Unrealized loss on investments	—	—	—	(1)
Reclassification adjustments included in net income	—	1	—	1
At end of period	—	—	—	—
At end of period	(20)	(27)	(20)	(27)

Retained Earnings
At beginning of period	1,415	1,340	1,364	1,173
Cumulative effect of change in accounting principle	—	—	—	19
Net income	213	180	537	574
Dividends declared on common stock	(124)	(147)	(396)	(392)
Dividends declared on preferred stock	—	—	(1)	(1)
At end of period	1,504	1,373	1,504	1,373

Preferred Stock
At beginning and end of period	37	37	37	37

Total Equity at End of Period	$7,736	$6,923	$7,736	$6,923
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
New Accounting Standards Not Yet Effective
ASU 2016‑13, Measurement of Credit Losses on Financial Instruments: This standard, which will be effective January 1, 2020 for CMS Energy and Consumers, provides new guidance for measuring and recognizing credit losses on financial instruments. The standard applies to financial assets that are not measured at fair value through net income. Entities will apply the standard using a modified retrospective approach, with a cumulative‑effect adjustment recorded to beginning retained earnings on the effective date.
The standard will require an increase to the allowance for loan losses at EnerBank. The allowance presently reflects expected credit losses over a 12-month period, but the new standard will require the allowance to reflect expected credit losses over the entire life of the loans. EnerBank will record the initial increase to the allowance on January 1, 2020, with the offsetting adjustment recorded to retained earnings. The standard will also require an increase in the initial provision for loan losses recognized in net income for new loans originated in 2020 and beyond. At Consumers, the new guidance will apply to the allowance for uncollectible accounts; however, Consumers does not expect material impacts in this area. CMS Energy and Consumers are continuing to evaluate the standard.
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
2017 Electric Rate Case: In June 2018, the MPSC issued an order authorizing an annual rate increase of $72 million, based on a 10.0 percent authorized return on equity. In July 2018, Consumers filed a reconciliation of total revenues collected from rates it self‑implemented in October 2017 to those that would have been collected under final rates. In August 2019, the MPSC approved a $34 million refund to customers, which was refunded in September 2019. Consumers had recorded this amount as a reserve for customer refunds at December 31, 2018.
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
2018 Gas Rate Case: In November 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $229 million, based on a 10.75 percent authorized return on equity. In April 2019, Consumers reduced its requested annual rate increase to $204 million. In September 2019, the MPSC approved an annual rate increase of $144 million, based on a 9.90 percent authorized return on equity. This increase includes a $13 million adjustment to begin returning net regulatory tax liabilities associated with the TCJA to customers. The MPSC also approved the continuation of a revenue decoupling mechanism, which annually reconciles Consumers’ actual weather‑normalized, non‑fuel revenues with the revenues approved by the MPSC.
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
In October 2018, Consumers filed an application to address the December 31, 2017 remeasurement of its deferred income taxes and other base rate impacts of the TCJA on customers. In September 2019, the MPSC authorized Consumers to begin returning net regulatory tax liabilities of $0.4 billion to gas customers through rates approved in the 2018 gas rate case and $1.2 billion to electric customers through rates to be determined in Consumers’ next electric rate case. Until then, the MPSC authorized Consumers to refund $32 million to electric customers through a temporary bill credit. Consumers’ total $1.6 billion of net regulatory tax liabilities comprises:

•
A regulatory tax liability of $1.7 billion associated with plant assets that are subject to normalization, which is governed by the Internal Revenue Code; this regulatory tax liability will be returned over the remaining book life of the related plant assets, the average of which is 44 years for gas plant assets and 27 years for electric plant assets.

•
A regulatory tax asset of $0.3 billion associated with plant assets that are not subject to normalization; this regulatory tax asset will be collected over 44 years from gas customers and over 27 years from electric customers.

•	A regulatory tax liability of $0.2 billion, which is primarily related to employee benefits; this regulatory tax liability will be refunded to customers over ten years.
In January 2018, Consumers began to reduce the regulatory liability subject to normalization by crediting income tax expense. Consumers fully reserved for the eventual refund of these excess deferred taxes that it credited to income tax expense in a separate non‑current regulatory liability established by reducing revenue. As a result of an order received in September 2019, Consumers began refunding these excess deferred taxes to customers and will no longer reserve for their refund. At the date of the order, this reserve for refund of these excess deferred taxes totaled $62 million. For additional details on the remeasurement, see Note 10, Income Taxes.
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
In January 2019, the judge in the multidistrict litigation granted motions filed by plaintiffs for Suggestion of Remand of the actions back to the respective transferor courts in Wisconsin and Kansas for further handling. In the Kansas action, the Judicial Panel on Multidistrict Litigation ordered the remand and the case has been transferred. In the Wisconsin actions, oppositions to the remand were filed, but the Judicial Panel on Multidistrict Litigation granted the remand in June 2019.
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
At September 30, 2019, CMS Energy had a recorded liability of $44 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $56 million. CMS Energy expects to pay the following amounts for long‑term liquid disposal and operating and maintenance costs during the remainder of 2019 and in each of the next five years:

In Millions
	2019	2020	2021	2022	2023	2024
CMS Energy
Long‑term liquid disposal and operating and maintenance costs	$2	$5	$4	$4	$4	$4

CMS Energy’s estimate of response activity costs and the timing of expenditures could change if there are changes in circumstances or assumptions used in calculating the liability. Although a liability for its present estimate of remaining response activity costs has been recorded, CMS Energy cannot predict the ultimate financial impact or outcome of this matter.
Equatorial Guinea Tax Claim: In 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea. The government of Equatorial Guinea claims that, in connection with the sale, CMS Energy owes $152 million in taxes, plus substantial penalties and interest that could be up to or exceed the amount of the taxes claimed. In 2015, the matter was proceeding to formal arbitration; however, since then, the government of Equatorial Guinea has stopped communicating. CMS Energy has concluded that the government’s tax claim is without merit and will continue to contest the claim, but cannot predict the financial impact or outcome of the matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.

Consumers Electric Utility Contingencies
Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At September 30, 2019, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At September 30, 2019, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
Underwater Cables in Straits of Mackinac: Consumers owns certain underwater electric cables in the Straits of Mackinac, which were de‑energized and retired in 1990. Consumers was notified that some of these cables were damaged as a result of vessel activity in April 2018. Following the notification, Consumers located, inspected, sampled, capped, and returned the damaged retired cables to their original location on the lake bottom, and did not find any substantive evidence of environmental contamination. Consumers is collaborating with the State of Michigan, local Native American tribes, and other stakeholders to evaluate the status of the cables and to determine if any additional action is advisable. Consumers cannot predict the outcome of this matter, but if Consumers is required to remove all the cables, it could incur additional costs of up to $10 million. Consumers filed suit against the companies that own the vessels that allegedly caused the damage and settled that matter. Consumers will seek recovery from customers of any costs incurred.
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
At September 30, 2019, Consumers had a recorded liability of $70 million for its remaining obligations for these sites. This amount represents the present value of long‑term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $72 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2019 and in each of the next five years:

In Millions
	2019	2020	2021	2022	2023	2024
Consumers
Remediation and other response activity costs	$3	$13	$12	$20	$11	$2

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP‑related remediation costs and recovers them from its customers over a ten‑year period. At September 30, 2019, Consumers had a regulatory asset of $132 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At September 30, 2019, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.

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
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at September 30, 2019:

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

4:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long‑term debt transactions during the nine months ended September 30, 2019:

	Principal (In Millions)	Interest Rate	Issue/Retirement Date	Maturity Date
Debt issuances
CMS Energy, parent only
Term loan facility	$300	variable	January 2019	December 2019
Junior subordinated notes[1]	630	5.875%	February 2019	March 2079
Term loan facility[2]	165	variable	June 2019	June 2020
Total CMS Energy, parent only	$1,095
Consumers
First mortgage bonds	$300	3.750%	May 2019	February 2050
First mortgage bonds	550	3.100%	September 2019	August 2050
First mortgage bonds[3]	76	variable	September 2019	September 2069
Total Consumers	$926
Total CMS Energy	$2,021
Debt retirements
CMS Energy, parent only
Term loan facility	$300	variable	February 2019	December 2019
Term loan facility	180	variable	February 2019	April 2019
Term loan facility[2]	65	variable	August 2019	June 2020
Total CMS Energy, parent only	$545
Consumers
First mortgage bonds	$300	5.650%	May 2019	April 2020
Total Consumers	$300
Total CMS Energy	$845

[1]	These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness.

[2]
At September 30, 2019, the weighted-average interest rate on the remaining balance of this term loan facility was 2.552 percent, based on a $95 million tranche bearing interest at a rate of one-month LIBOR plus 0.500 percent and a $5 million tranche bearing interest at a rate of one-week LIBOR plus 0.500 percent. In October 2019, CMS Energy repaid the $5 million tranche.

[3]	These floating rate first mortgage bonds bear interest quarterly at a rate of three-month LIBOR minus 0.300 percent (1.864 percent at September 30, 2019).
Tax-exempt Variable Rate Limited Obligation Revenue Bonds: In October 2019, Consumers entered into a $75 million loan agreement with the MSF that matures in October 2049. Concurrently, the MSF issued $75 million in tax-exempt variable rate limited obligation revenue bonds and loaned Consumers the proceeds. The proceeds from the bonds, which are collateralized by Consumers’ first mortgage bonds, will reimburse or pay for the cost of construction, improvement, and installation of solid waste disposal facilities at certain generating units.

Revolving Credit Facilities: The following revolving credit facilities with banks were available at September 30, 2019:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2023	$550	$—	$3	$547
CMS Enterprises, including subsidiaries
September 30, 2025[1]	$18	$—	$8	$10
Consumers[2]
June 5, 2023	$850	$—	$7	$843
November 23, 2020	250	—	25	225
April 18, 2022	30	—	30	—

[1]	Under this facility, $8 million is available solely for the purpose of issuing letters of credit. Obligations under this facility are secured by the collateral accounts with the lending bank.

[2]	Obligations under these facilities are secured by first mortgage bonds of Consumers.
Short‑term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, commercial paper notes with maturities of up to 365 days and that bear interest at fixed or floating rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2019, there were no commercial paper notes outstanding under this program.
Dividend Restrictions: At September 30, 2019, payment of dividends by CMS Energy on its common stock was limited to $5.0 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at September 30, 2019, Consumers had $1.4 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
For the nine months ended September 30, 2019, Consumers paid $396 million in dividends on its common stock to CMS Energy.

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
No amounts have or will be recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle the contracts as of September 30, 2019, CMS Energy would have been required to deliver 1,039,414 shares.
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

In Millions
	CMS Energy, including Consumers		Consumers
	September 30 2019	December 31 2018	September 30 2019	December 31 2018
Assets[1]
Cash equivalents	$—	$27	$—	$—
Restricted cash equivalents	29	21	25	17
CMS Energy common stock	—	—	1	1
Nonqualified deferred compensation plan assets	17	14	13	10
DB SERP cash equivalents	1	1	—	—
Derivative instruments	2	1	2	1
Total	$49	$64	$41	$29
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$17	$14	$13	$10
Derivative instruments	11	3	1	—
Total	$28	$17	$14	$10

[1]	All assets and liabilities were classified as Level 1 with the exception of derivative contracts, which were classified as Level 2 or Level 3.
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

Certain interest rate swaps are accounted for as cash flow hedges of the future variability of interest payments on debt with a notional amount of $94 million at September 30, 2019. Gains or losses on these swaps are initially reported in other comprehensive income and then, as interest payments are made on the hedged debt, are recognized in earnings within other interest expense on CMS Energy’s consolidated statements of income. CMS Energy recorded no gains or losses in other comprehensive income for the three months ended September 30, 2019 and a $4 million loss for the nine months ended September 30, 2019. There were no material impacts on other interest expense associated with these swaps for the three and nine months ended September 30, 2019. The fair value of these swaps recorded in other liabilities on CMS Energy’s consolidated balance sheets totaled $6 million at September 30, 2019 and $2 million at December 31, 2018. CMS Energy also has other interest rate swaps that economically hedge interest rate risk on debt, but that do not qualify for cash flow hedge accounting; the amounts associated with these swaps were not material for the three and nine months ended September 30, 2019.
The interest rate swaps at EnerBank qualify as fair value hedges of long‑term, fixed‑rate notes receivable with a notional amount of $61 million at September 30, 2019. The fair value of these interest rate swaps recorded in other liabilities was $2 million at September 30, 2019. CMS Energy is adjusting the carrying value of the hedged notes receivable for the change in their fair value due to the hedged risk. Both gains and losses on the swaps and the changes to the carrying value of the hedged notes receivable are recorded within operating revenue on CMS Energy’s consolidated statements of income. There were no material amounts recognized in operating revenue associated with these swaps for the three and nine months ended September 30, 2019.
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

In Millions
	September 30, 2019					December 31, 2018
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long‑term receivables[1]	$21	$21	$—	$—	$21	$22	$22	$—	$—	$22
Notes receivable[2]	2,464	2,619	—	—	2,619	1,857	1,967	—	—	1,967
Securities held to maturity	24	25	—	25	—	22	21	—	21	—
Liabilities
Long-term debt[3]	13,094	14,371	1,245	11,163	1,963	11,589	11,630	459	9,404	1,767
Long-term payables[4]	31	32	—	—	32	27	27	—	—	27
Consumers
Assets
Long‑term receivables[1]	$21	$21	$—	$—	$21	$22	$22	$—	$—	$22
Notes receivable – related party[5]	104	104	—	—	104	106	106	—	—	106
Liabilities
Long‑term debt[6]	7,189	8,035	—	6,072	1,963	6,805	6,833	—	5,066	1,767

[1]	Includes current portion of long-term accounts receivable of $14 million at September 30, 2019 and December 31, 2018.

[2]	Includes current portion of notes receivable of $234 million at September 30, 2019 and $233 million at December 31, 2018. For further details, see Note 7, Notes Receivable.

[3]	Includes current portion of long‑term debt of $1.1 billion at September 30, 2019 and $1.0 billion at December 31, 2018.

[4]	Includes current portion of long‑term payables of $3 million at September 30, 2019 and $1 million at December 31, 2018.

[5]	Includes current portion of notes receivable – related party of $7 million at September 30, 2019 and December 31, 2018. For further details, see Note 7, Notes Receivable.

[6]	Includes current portion of long‑term debt of $102 million at September 30, 2019 and $26 million at December 31, 2018.
The effects of third‑party credit enhancements were excluded from the fair value measurements of long‑term debt. The principal amount of CMS Energy’s long‑term debt supported by third‑party credit enhancements was $35 million at September 30, 2019 and December 31, 2018. The entirety of these amounts was at Consumers.
Debt securities classified as held to maturity consisted primarily of mortgage‑backed securities and Utah Housing Corporation bonds held by EnerBank. Presented in the following table are these investment securities:

In Millions
	September 30, 2019				December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMS Energy
Debt securities	$24	$1	$—	$25	$22	$—	$1	$21

7:    Notes Receivable
Presented in the following table are details of CMS Energy’s and Consumers’ current and non‑current notes receivable:

In Millions
	September 30, 2019	December 31, 2018
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$234	$233
Non‑current
EnerBank notes receivable	2,230	1,624
Total notes receivable	$2,464	$1,857
Consumers
Current
DB SERP note receivable – related party	$7	$7
Non‑current
DB SERP note receivable – related party	97	99
Total notes receivable	$104	$106

EnerBank Notes Receivable
EnerBank notes receivable are primarily unsecured consumer installment loans for financing home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses.

During the nine months ended September 30, 2019, EnerBank purchased a portfolio of secured and unsecured consumer installment loans with a principal value of $333 million.
Authorized contractors pay fees to EnerBank to provide borrowers with same‑as‑cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $133 million at September 30, 2019 and $102 million at December 31, 2018.
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
Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent consumer loans was $27 million at September 30, 2019 and $21 million at December 31, 2018. At September 30, 2019 and December 31, 2018, EnerBank’s loans that had been modified as troubled debt restructurings were immaterial.
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
8 :    Leases
Lessee
CMS Energy and Consumers lease various assets from third parties, including coal-carrying railcars, real estate, service vehicles, and gas pipeline capacity. In addition, CMS Energy and Consumers account for several of their PPAs as leases.
CMS Energy and Consumers do not record right-of-use assets or lease liabilities on their consolidated balance sheets for rentals with lease terms of 12 months or less, most of which are for the lease of real estate and service vehicles. Lease expense for these rentals is recognized on a straight-line basis over the lease term.
CMS Energy and Consumers include future payments for all renewal options, fair market value extensions, and buyout provisions reasonably certain of exercise in their measurement of lease right-of-use assets and lease liabilities. In addition, certain leases for service vehicles contain end-of-lease adjustment clauses based on proceeds received from the sale or disposition of the vehicles. CMS Energy and Consumers also include executory costs in the measurement of their right-of-use assets and lease liabilities, except for maintenance costs related to their coal-carrying railcar leases.
Most of Consumers’ PPAs contain provisions at the end of the initial contract terms to renew the agreements annually under mutually agreed‑upon terms at the time of renewal. Energy and capacity payments that vary depending on quantities delivered are recognized as variable lease costs when incurred. Consumers accounts for a PPA with one of CMS Energy’s equity method subsidiaries as a finance lease.
Presented in the following table is information about CMS Energy’s and Consumers’ lease right-of-use assets and lease liabilities:

In Millions, Except as Noted
September 30, 2019	CMS Energy, including Consumers	Consumers
Operating leases
Right-of-use assets[1]	$49	$41
Lease liabilities
Current lease liabilities[2]	9	8
Non-current lease liabilities[3]	39	33
Finance leases
Right-of-use assets	$74	$74
Lease liabilities[4]
Current lease liabilities	7	7
Non-current lease liabilities	62	62
Weighted-average remaining lease term (in years)
Operating leases	16	14
Finance leases	12	12
Weighted-average discount rate
Operating leases	3.7%	3.7%
Finance leases[5]	1.9%	1.9%

[1]	CMS Energy’s and Consumers’ operating right-of-use lease assets are reported as other non‑current assets on their consolidated balance sheets.

[2]	The current portion of CMS Energy’s and Consumers’ operating lease liabilities are reported as other current liabilities on their consolidated balance sheets.

[3]	The non‑current portion of CMS Energy’s and Consumers’ operating lease liabilities are reported as other non‑current liabilities on their consolidated balance sheets.

[4]	This includes $25 million for leases with related parties, of which less than $1 million is current.

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

CMS Energy and Consumers report operating, variable, and short-term lease costs as operating expenses on their consolidated statements of income, except for certain amounts that may be capitalized to other assets. Presented in the following table is a summary of CMS Energy’s and Consumers’ total lease costs:

In Millions
	CMS Energy, including Consumers		Consumers
September 30, 2019	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Operating lease costs	$2	$8	$2	$7
Finance lease costs
Amortization of right-of-use assets	2	6	2	6
Interest on lease liabilities	4	13	4	13
Variable lease costs	20	75	20	75
Total lease costs	$28	$102	$28	$101

Presented in the following table is cash flow information related to amounts paid on CMS Energy’s and Consumers’ lease liabilities:

In Millions
Nine Months Ended September 30, 2019	CMS Energy, including Consumers	Consumers
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities for operating leases	$8	$7
Cash used in operating activities for finance leases	13	13
Cash used in financing activities for finance leases	5	5

Presented in the following table are the minimum rental commitments under CMS Energy’s and Consumers’ non‑cancelable leases:

In Millions
		Finance Leases
September 30, 2019	Operating Leases	Pipelines and PPAs	Other	Total
CMS Energy, including Consumers
Remainder of 2019	$2	$4	$3	$7
2020	11	17	6	23
2021	11	17	5	22
2022	5	14	5	19
2023	3	13	5	18
2024	2	13	3	16
2025 and thereafter	35	79	11	90
Total minimum lease payments	$69	$157	$38	$195
Less discount	21	123	3	126
Present value of minimum lease payments	$48	$34	$35	$69
Consumers
Remainder of 2019	$2	$4	$3	$7
2020	9	17	6	23
2021	9	17	5	22
2022	4	14	5	19
2023	3	13	5	18
2024	2	13	3	16
2025 and thereafter	29	79	11	90
Total minimum lease payments	$58	$157	$38	$195
Less discount	17	123	3	126
Present value of minimum lease payments	$41	$34	$35	$69

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
CMS Energy has power sales agreements that are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. For the three months ended September 30, 2019, CMS Energy’s lease revenue from its power sales agreements was $42 million, which included variable lease payments of $28 million. For the nine months ended September 30, 2019, CMS Energy’s lease revenue from its power sales agreements was $132 million, which included variable lease payments of $91 million.
Consumers has an agreement to build, own, operate, and maintain a compressed natural gas fueling station through December 2038. This agreement is accounted for as a direct finance lease, under which the lessee has the option to purchase the natural gas fueling station at the end of the lease term. Fixed monthly payments escalate annually with inflation.

Consumers and a subsidiary of CMS Energy executed a 20‑year natural gas transportation agreement, related to a pipeline owned by Consumers. This agreement is accounted for as a direct finance lease and will automatically extend annually unless terminated by either party. The effects of the lease are eliminated on CMS Energy’s consolidated financial statements.
Presented in the following table are the minimum rental payments to be received under CMS Energy’s non‑cancelable operating leases:

In Millions
September 30, 2019
Remainder of 2019	$14
2020	55
2021	54
2022	48
2023	43
2024	43
2025 and thereafter	62
Total minimum lease payments	$319

Presented in the following table are the minimum rental payments to be received under CMS Energy’s and Consumers’ non‑cancelable direct financing leases:

In Millions
September 30, 2019	CMS Energy, including Consumers	Consumers
Remainder of 2019	$—	$—
2020	—	1
2021	—	1
2022	—	1
2023	—	1
2024	—	1
2025 and thereafter	10	19
Total minimum lease payments	$10	$24
Less unearned income	5	14
Present value of lease payments recognized as lease receivables	$5	$10

9:    Retirement Benefits
CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.
Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
September 30	2019	2018	2019	2018	2019	2018	2019	2018
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$11	$12	$31	$36	$3	$4	$10	$13
Interest cost	24	22	73	67	11	9	31	27
Expected return on plan assets	(40)	(38)	(121)	(112)	(22)	(24)	(66)	(73)
Amortization of:
Net loss	12	19	36	56	7	3	20	11
Prior service cost (credit)	—	1	1	2	(16)	(16)	(47)	(50)
Net periodic cost (credit)	$7	$16	$20	$49	$(17)	$(24)	$(52)	$(72)
Consumers
Net periodic cost (credit)
Service cost	$10	$12	$30	$35	$3	$4	$10	$12
Interest cost	23	22	69	64	10	8	30	25
Expected return on plan assets	(38)	(35)	(114)	(104)	(21)	(22)	(62)	(68)
Amortization of:
Net loss	12	17	35	53	7	4	20	12
Prior service cost (credit)	—	1	1	2	(15)	(17)	(46)	(49)
Net periodic cost (credit)	$7	$17	$21	$50	$(16)	$(23)	$(48)	$(68)

10:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Nine Months Ended September 30	2019	2018
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.4	5.9
TCJA excess deferred taxes[1]	(3.4)	(3.4)
Production tax credits	(2.5)	(2.0)
Accelerated flow-through of regulatory tax benefits[2]	(1.5)	(5.0)
Research and development tax credits, net[3]	(0.2)	(1.6)
Other, net	(1.2)	0.2
Effective tax rate	17.6%	15.1%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.7	6.1
TCJA excess deferred taxes[1]	(3.2)	(3.1)
Production tax credits	(1.6)	(1.6)
Accelerated flow-through of regulatory tax benefits[2]	(1.0)	(4.4)
Research and development tax credits, net[3]	(0.2)	(1.5)
Other, net	(0.4)	(0.3)
Effective tax rate	20.3%	16.2%

[1]
In December 2017, Consumers remeasured its deferred tax assets and liabilities at the new federal tax rate enacted by the TCJA and recorded a $1.8 billion regulatory liability. This regulatory liability relates to the excess deferred taxes arising from accelerated tax depreciation on assets in rate base that are governed by normalization provisions of the Internal Revenue Code. The normalization provisions require that the excess deferred taxes be refunded to customers over the remaining average service life of the associated assets. In January 2018, Consumers began to reduce this regulatory liability by crediting income tax expense. Consumers fully reserved for the eventual refund of these excess deferred taxes that it credited to income tax expense in a separate non‑current regulatory liability established by reducing revenue. As a result of an order received in September 2019, Consumers began refunding these excess deferred taxes to customers and will no longer reserve for their refund. At the date of the order, this reserve for refund of these excess deferred taxes totaled $62 million. For additional details on the order received, see Note 2, Regulatory Matters.

[2]
In 2013, the MPSC issued an order authorizing Consumers to accelerate the flow‑through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993. Consumers implemented this regulatory treatment beginning in 2014, with the electric portion ending in 2018. This change, which also accelerates Consumers’ recognition of the income tax benefits, reduced Consumers’ income tax expense by $7 million for the nine months ended September 30, 2019 and by $30 million for the nine months ended September 30, 2018.

[3]
In March 2018, Consumers finalized a study of research and development tax credits for the tax years 2012 through 2016. As a result, Consumers recognized an $8 million increase in the credit, net of reserves for uncertain tax positions, at that time.

11:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2019	2018	2019	2018
Income available to common stockholders
Net income	$207	$169	$514	$550
Less income attributable to noncontrolling interests	—	—	1	1
Net income available to common stockholders – basic and diluted	$207	$169	$513	$549
Average common shares outstanding
Weighted-average shares – basic	283.0	282.5	282.9	282.1
Add dilutive nonvested stock awards	0.8	0.7	0.8	0.7
Add dilutive forward equity sale contracts	0.8	—	0.5	—
Weighted-average shares – diluted	284.6	283.2	284.2	282.8
Net income per average common share available to common stockholders
Basic	$0.73	$0.60	$1.81	$1.95
Diluted	0.73	0.59	1.81	1.94

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

12:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended September 30, 2019	Electric Utility	Gas Utility	Enterprises[1]	Other Reconciling[2]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,247	$178	$—	$—	$1,425
Other	—	—	17	—	17
Revenue recognized from contracts with customers	$1,247	$178	$17	$—	$1,442
Leasing income	—	—	42	—	42
Financing income	3	1	—	58	62
Total operating revenue – CMS Energy	$1,250	$179	$59	$58	$1,546
Consumers
Consumers utility revenue
Residential	$585	$111	$—	$—	$696
Commercial	427	27	—	—	454
Industrial	175	3	—	—	178
Other	60	37	—	—	97
Revenue recognized from contracts with customers	$1,247	$178	$—	$—	$1,425
Financing income	3	1	—	—	4
Total operating revenue – Consumers	$1,250	$179	$—	$—	$1,429

In Millions
Three Months Ended September 30, 2018	Electric Utility	Gas Utility	Enterprises[1]	Other Reconciling[2]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,310	$188	$—	$—	$1,498
Other	—	—	21	—	21
Revenue recognized from contracts with customers	$1,310	$188	$21	$—	$1,519
Leasing income	—	—	36	—	36
Financing income	3	—	—	40	43
Consumers alternative-revenue programs	—	1	—	—	1
Total operating revenue – CMS Energy	$1,313	$189	$57	$40	$1,599
Consumers
Consumers utility revenue
Residential	$625	$118	$—	$—	$743
Commercial	434	30	—	—	464
Industrial	186	4	—	—	190
Other	65	36	—	—	101
Revenue recognized from contracts with customers	$1,310	$188	$—	$—	$1,498
Financing income	3	—	—	—	3
Alternative-revenue programs	—	1	—	—	1
Total operating revenue – Consumers	$1,313	$189	$—	$—	$1,502

In Millions
Nine Months Ended September 30, 2019	Electric Utility	Gas Utility	Enterprises[1]	Other Reconciling[2]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$3,373	$1,321	$—	$—	$4,694
Other	—	—	52	—	52
Revenue recognized from contracts with customers	$3,373	$1,321	$52	$—	$4,746
Leasing income	—	—	132	—	132
Financing income	7	5	—	160	172
Total operating revenue – CMS Energy	$3,380	$1,326	$184	$160	$5,050
Consumers
Consumers utility revenue
Residential	$1,531	$898	$—	$—	$2,429
Commercial	1,140	259	—	—	1,399
Industrial	511	36	—	—	547
Other	191	128	—	—	319
Revenue recognized from contracts with customers	$3,373	$1,321	$—	$—	$4,694
Financing income	7	5	—	—	12
Total operating revenue – Consumers	$3,380	$1,326	$—	$—	$4,706

In Millions
Nine Months Ended September 30, 2018	Electric Utility	Gas Utility	Enterprises[1]	Other Reconciling[2]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$3,473	$1,263	$—	$—	$4,736
Other	—	—	69	—	69
Revenue recognized from contracts with customers	$3,473	$1,263	$69	$—	$4,805
Leasing income	—	—	112	—	112
Financing income	7	4	—	111	122
Consumers alternative-revenue programs	—	5	—	—	5
Total operating revenue – CMS Energy	$3,480	$1,272	$181	$111	$5,044
Consumers
Consumers utility revenue
Residential	$1,601	$849	$—	$—	$2,450
Commercial	1,181	250	—	—	1,431
Industrial	499	37	—	—	536
Other	192	127	—	—	319
Revenue recognized from contracts with customers	$3,473	$1,263	$—	$—	$4,736
Financing income	7	4	—	—	11
Alternative-revenue programs	—	5	—	—	5
Total operating revenue – Consumers	$3,480	$1,272	$—	$—	$4,752

[1]	Amounts represent the enterprises segment’s operating revenue from independent power production and CMS ERM’s sales of energy commodities in support of the independent power production portfolio.

[2]	Amount represents EnerBank’s operating revenue from providing primarily unsecured consumer installment loans for financing home improvements.
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
Accounts Receivable and Unbilled Revenues: Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost, which approximates fair value. CMS Energy and Consumers establish an allowance for uncollectible accounts based on historical losses, management’s assessment of existing economic conditions, customer payment trends, and other factors. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past‑due terms established with customers. CMS Energy and Consumers charge off accounts deemed uncollectible to operating expense. Uncollectible expense for CMS Energy and Consumers was $9 million for the three months ended September 30, 2019 and $8 million for the three months ended September 30, 2018. Uncollectible expense for CMS Energy and Consumers was $21 million for the nine months ended September 30, 2019 and $22 million for the nine months ended September 30, 2018.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month‑end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets, were $249 million at September 30, 2019 and $409 million at December 31, 2018.
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

13:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
	September 30, 2019	December 31, 2018
CMS Energy, including Consumers
Cash and cash equivalents	$403	$153
Restricted cash and cash equivalents	29	21
Other non-current assets	1	1
Cash and cash equivalents, including restricted amounts	$433	$175
Consumers
Cash and cash equivalents	$259	$39
Restricted cash and cash equivalents	25	17
Cash and cash equivalents, including restricted amounts	$284	$56

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

CMS Energy presents EnerBank, corporate interest and other expenses, and Consumers’ other consolidated entities within other reconciling items.
Consumers
The reportable segments for Consumers are:

•	electric utility, consisting of regulated activities associated with the generation, purchase, transmission, distribution, and sale of electricity in Michigan

•	gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by reportable segment:

In Millions
	Three Months Ended		Nine Months Ended
September 30	2019	2018	2019	2018
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,250	$1,313	$3,380	$3,480
Gas utility	179	189	1,326	1,272
Enterprises	59	57	184	181
Other reconciling items	58	40	160	111
Total operating revenue – CMS Energy	$1,546	$1,599	$5,050	$5,044
Consumers
Operating revenue
Electric utility	$1,250	$1,313	$3,380	$3,480
Gas utility	179	189	1,326	1,272
Total operating revenue – Consumers	$1,429	$1,502	$4,706	$4,752
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$223	$199	$418	$468
Gas utility	(10)	(19)	119	105
Enterprises	7	4	18	33
Other reconciling items	(13)	(15)	(42)	(57)
Total net income available to common stockholders – CMS Energy	$207	$169	$513	$549
Consumers
Net income (loss) available to common stockholder
Electric utility	$223	$199	$418	$468
Gas utility	(10)	(19)	119	105
Other reconciling items	—	—	(1)	—
Total net income available to common stockholder – Consumers	$213	$180	$536	$573

In Millions
	September 30, 2019	December 31, 2018
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1,2]	$15,812	$16,027
Gas utility[1]	8,382	7,919
Enterprises	406	412
Other reconciling items	45	42
Total plant, property, and equipment, gross – CMS Energy	$24,645	$24,400
Consumers
Plant, property, and equipment, gross
Electric utility[1,2]	$15,812	$16,027
Gas utility[1]	8,382	7,919
Other reconciling items	20	17
Total plant, property, and equipment, gross – Consumers	$24,214	$23,963
CMS Energy, including Consumers
Total assets
Electric utility[1]	$14,495	$14,079
Gas utility[1]	8,312	7,806
Enterprises	500	540
Other reconciling items	2,702	2,104
Total assets – CMS Energy	$26,009	$24,529
Consumers
Total assets
Electric utility[1]	$14,557	$14,143
Gas utility[1]	8,359	7,853
Other reconciling items	22	29
Total assets – Consumers	$22,938	$22,025

[1]	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

[2]	Costs related to coal-fueled electric generating units to be retired in 2023 were removed and recorded as a regulatory asset in June 2019. For additional details, see Note 2, Regulatory Matters.

15: Asset Sales and Exit Activities
Enterprises
In April 2019, DIG completed a sale of transmission equipment to ITC and recognized a pre-tax gain of $16 million within maintenance and other operating expenses on CMS Energy’s consolidated statements of income.
Consumers
Asset Sale: In September 2019, Consumers completed a sale of a portion of its electric utility’s substation transmission equipment to METC and recognized a pre-tax gain of $34 million within maintenance and other operating expenses on Consumers’ consolidated statements of income.
Exit Activities: Under its Clean Energy Plan, Consumers plans to retire the D.E. Karn 1 & 2 coal-fueled electric generating units in 2023. For additional details on Consumers’ plans to request recovery of the remaining book value of the two units upon their retirement, see Note 2, Regulatory Matters.
In October 2019, Consumers announced a retention incentive program to ensure necessary staffing at the D.E. Karn generating complex through the anticipated retirement of the coal-fueled electric generating units. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2023 is estimated to be $35 million. Consumers expects to recognize $6 million of expense related to retention and severance benefits in late 2019. Consumers will seek recovery of these costs from customers.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended September 30, 2019:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2019 to July 31, 2019	4,194	$57.91	—	—
August 1, 2019 to August 31, 2019	376	60.03	—	—
September 1, 2019 to September 30, 2019	213	63.05	—	—
Total	4,783	$58.31	—	—

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
136th Supplemental Indenture dated as of September 3, 2019 between Consumers Energy and The Bank of New York Mellon, as Trustee. (Exhibit 4.1 to Form 8-K filed September 3, 2019 and incorporated herein by reference)

4.2	—
137th Supplemental Indenture dated as of September 19, 2019 between Consumers Energy and The Bank of New York Mellon, as Trustee. (Exhibit 4.1 to Form 8-K filed September 19, 2019 and incorporated herein by reference)

4.3	—	138th Supplemental Indenture dated as of October 1, 2019 between Consumers Energy and The Bank of New York Mellon, as Trustee
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	—	Inline XBRL Taxonomy Extension Schema
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase
104.1	—	Included in the cover page, formatted in Inline XBRL

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION

Dated: October 24, 2019	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: October 24, 2019	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer