Form 10-K
period 2019-12-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2020-02-06
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
The aggregate market value of CMS Energy voting and non‑voting common equity held by non‑affiliates was $16.352 billion for the 282,365,464 CMS Energy Corporation Common Stock shares outstanding on June 30, 2019 based on the closing sale price of $57.91 for CMS Energy Corporation Common Stock, as reported by the New York Stock Exchange on such date. There were no shares of Consumers common equity held by non‑affiliates as of June 30, 2019.
There were 283,882,207 shares of CMS Energy Corporation Common Stock outstanding on January 10, 2020, including 12,322 shares owned by Consumers. On January 10, 2020, CMS Energy held all 84,108,789 outstanding shares of common stock of Consumers.
Documents incorporated by reference in Part III: CMS Energy’s and Consumers’ proxy statement relating to their 2020 Annual Meetings of Shareholders to be held May 1, 2020.

CMS Energy Corporation
Consumers Energy Company
Annual Reports on Form 10-K to the Securities and Exchange Commission for the Year Ended December 31, 2019

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
Federal Clean Air Act of 1963, as amended
Clean Energy Plan
Consumers’ long-term strategy for delivering clean, reliable, and affordable energy to its customers through the increased use of energy efficiency and customer demand management programs, additional renewable energy generation, and conservation voltage reduction
Clean Water Act
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
Craven County Wood Energy Limited Partnership, a variable interest entity in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50-percent interest
CSAPR
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
Gas cost recovery
Genesee
Genesee Power Station Limited Partnership, a variable interest entity in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50-percent interest
Grayling
Grayling Generating Station Limited Partnership, a variable interest entity in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50-percent interest
GWh
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
Midland Cogeneration Venture Limited Partnership
MCV PPA
PPA between Consumers and the MCV Partnership
METC
Michigan Electric Transmission Company, LLC, wholly owned by ITC Holdings, Corp., a non‑affiliated company
MGP
Manufactured gas plant

Michigan Mercury Rule
Michigan Air Pollution Control Rules of 2009, as amended: Part 15, Emission Limitations and Prohibitions—Mercury
MISO
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
PFAS
Per- and polyfluoroalkyl substances
PHMSA
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
Tax Cuts and Jobs Act of 2017
T.E.S. Filer City
T.E.S. Filer City Station Limited Partnership, a variable interest entity in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50-percent interest
USW
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

•
potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before EGLE, the EPA, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ routine maintenance, repair, and replacement classification under NSR regulations

•
changes in energy markets, including availability and price of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, and certain related products

•
the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates

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

Part I
Item 1.    Business
General
CMS Energy
CMS Energy was formed as a corporation in Michigan in 1987 and is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility; CMS Enterprises, primarily a domestic independent power producer and marketer; and EnerBank, an industrial bank located in Utah. Consumers serves individuals and businesses operating in the alternative energy, automotive, chemical, food, and metal products industries, as well as a diversified group of other industries. CMS Enterprises, through its subsidiaries and equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production. EnerBank provides unsecured consumer installment loans, largely for financing home improvements.
CMS Energy manages its businesses by the nature of services each provides, and operates principally in four business segments: electric utility; gas utility; enterprises, its non‑utility operations and investments; and EnerBank. Consumers’ consolidated operations account for the substantial majority of CMS Energy’s total assets, income, and operating revenue. CMS Energy’s consolidated operating revenue was $6.8 billion in 2019, $6.9 billion in 2018, and $6.6 billion in 2017.
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
Consumers’ consolidated operating revenue was $6.4 billion in 2019, $6.5 billion in 2018, and $6.2 billion in 2017. For further information about operating revenue, income, and assets and liabilities attributable to Consumers’ electric and gas utility operations, see Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data—Consumers Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
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

In 2019, Consumers served 1.8 million electric customers and 1.8 million gas customers in Michigan’s Lower Peninsula. Presented in the following map are Consumers’ service territories:

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
Business Segments
Consumers Electric Utility
Electric Utility Operations: Consumers’ electric utility operations, which include the generation, purchase, transmission, distribution, and sale of electricity, generated operating revenue of $4.4 billion in 2019, $4.6 billion in 2018, and $4.4 billion in 2017. Consumers’ electric utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2019 electric utility operating revenue of $4.4 billion by customer class:
Consumers’ electric utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.
In 2019, Consumers’ electric deliveries were 37 billion kWh, which included ROA deliveries of four billion kWh, resulting in net bundled sales of 33 billion kWh. In 2018, Consumers’ electric deliveries were 38 billion kWh, which included ROA deliveries of four billion kWh, resulting in net bundled sales of 34 billion kWh.
Consumers’ electric utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment.

Presented in the following illustration are Consumers’ monthly weather-normalized electric deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including ROA deliveries, during 2019 and 2018:
Consumers’ 2019 summer peak demand was 8,039 MW, which included ROA demand of 562 MW. For the 2018-2019 winter season, Consumers’ peak demand was 5,745 MW, which included ROA demand of 440 MW. As required by MISO reserve margin requirements, Consumers owns or controls, through long-term PPAs and short-term capacity purchases, all of the capacity required to supply its projected firm peak load and necessary reserve margin for summer 2020.
Electric Utility Properties: Consumers owns and operates electric generation, transmission, and distribution facilities. For details about Consumers’ electric generation facilities, see the Electric Utility Generation and Supply Mix section that follows this Electric Utility Properties section. Consumers’ transmission and distribution systems consist of:

•	213 miles of transmission overhead lines operating at 138 kV

•	205 miles of high-voltage distribution overhead lines operating at 138 kV

•	4 miles of high-voltage distribution underground lines operating at 138 kV

•	4,430 miles of high-voltage distribution overhead lines operating at 46 kV and 69 kV

•	19 miles of high-voltage distribution underground lines operating at 46 kV

•	66,917 miles of electric distribution overhead lines

•	9,314 miles of underground distribution lines

•	substations with an aggregate transformer capacity of 26 million kVA

•	two battery facilities with storage capacity of 2 MW
Consumers is interconnected to the interstate high-voltage electric transmission system owned by METC and operated by MISO. Consumers is also interconnected to neighboring utilities and to other transmission systems.

Electric Utility Generation and Supply Mix: Presented in the following table are details about Consumers’ 2019 electric generation and supply mix:

	Number of Units and Year Entered Service	2019 Generation Capacity	[1]	2019 Electric Supply
Name and Location (Michigan)		(MW)		(GWh)
Coal steam generation
J.H. Campbell 1 & 2 – West Olive	2 Units, 1962-1967	609		3,124
J.H. Campbell 3 – West Olive[2]	1 Unit, 1980	782		4,890
D.E. Karn 1 & 2 – Essexville[3]	2 Units, 1959-1961	503		1,762
		1,894		9,776
Oil/Gas steam generation
D.E. Karn 3 & 4 – Essexville	2 Units, 1975-1977	1,135		42
Hydroelectric
Ludington – Ludington	6 Units, 1973	1,097	[4]	(308)	[5]
Conventional hydro generation – various locations	35 Units, 1906-1949	75		512
		1,172		204
Gas combined cycle
Jackson – Jackson	1 Unit, 2002	547		2,177
Zeeland – Zeeland	3 Units, 2002	533		3,740
		1,080		5,917
Gas combustion turbines
Zeeland (simple cycle) – Zeeland	2 Units, 2001	317		335
Wind generation
Cross Winds® Energy Park – Tuscola County	114 Turbines, 2014, 2018, and 2019	29		473
Lake Winds® Energy Park – Mason County	56 Turbines, 2012	18		268
		47		741
Solar generation
Solar Gardens – Allendale and Kalamazoo	15,100 Panels, 2016	3		5
Total owned generation		5,648		17,020
Purchased power[6]
Coal generation – primarily T.E.S. Filer City		60		462
Gas generation – MCV Facility[7]		1,240		5,677
Other gas generation – various locations		172		1,135
Nuclear generation – Palisades[7]		813		6,946
Wind generation – various locations		61		1,156
Solar generation – various locations		3		7
Other renewable generation – various locations		244		1,224
		2,593		16,607
Net interchange power[8]		—		2,059
Total purchased and interchange power		2,593		18,666
Total supply		8,241		35,686
Less distribution and transmission loss				2,636
Total net bundled sales				33,050

[1]
Represents generation capacity during the summer months (planning year 2019 capacity as reported to MISO and limited by interconnection service limits), except for Cross Winds® Energy Park Phase III, which began operation in December 2019. For wind and solar generation, the amount represents the effective load-carrying capability.

[2]	Represents Consumers’ share of the capacity of the J.H. Campbell 3 unit, net of the 6.69-percent ownership interest of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc.

[3]	Consumers plans to retire these coal-fueled generating units in 2023.

[4]	Represents Consumers’ 51-percent share of the capacity of Ludington. DTE Electric holds the remaining 49-percent ownership interest.

[5]
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

[8]	Represents purchases from the MISO energy market.

Presented in the following table are the sources of Consumers’ electric supply for the last three years:

GWh
Years Ended December 31	2019	2018	2017
Owned generation
Coal	9,776	9,804	10,098
Gas	6,289	5,272	5,190
Renewable energy	1,258	1,187	1,078
Oil	5	5	12
Net pumped storage[1]	(308)	(325)	(290)
Total owned generation	17,020	15,943	16,088
Purchased power[2]
Gas generation	6,812	6,712	5,521
Nuclear generation	6,946	6,749	6,780
Renewable energy generation	2,387	2,379	2,288
Coal generation	462	511	491
Net interchange power[3]	2,059	4,953	4,384
Total purchased and interchange power	18,666	21,304	19,464
Total supply	35,686	37,247	35,552

[1]
Represents Consumers’ share of net pumped-storage generation. During 2019, the pumped-storage facility consumed 1,110 GWh of electricity to pump water during off-peak hours for storage in order to generate 802 GWh of electricity later during peak-demand hours.

[2]	Represents purchases under long-term PPAs.

[3]	Represents purchases from the MISO energy market.
During 2019, Consumers acquired 52 percent of the electricity it provided to customers through long-term PPAs and the MISO energy market. Consumers offers its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the market to serve the demand of its customers. Consumers is a net purchaser of power and supplements its generation capability with purchases from the MISO energy market to meet its customers’ needs during peak demand periods.
At December 31, 2019, Consumers had future commitments to purchase capacity and energy under long-term PPAs with various generating plants. These contracts require monthly capacity payments based on the plants’ availability or deliverability. The payments for 2020 through 2040 are estimated to total $9.4 billion and, for each of the next five years, range from $0.6 billion to $1.1 billion annually. These amounts may vary depending on plant availability and fuel costs. For further information about Consumers’ future capacity and energy purchase obligations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contractual Obligations and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments—Contractual Commitments.
During 2019, 27 percent of the energy Consumers provided to customers was generated by its coal-fueled generating units, which burned six million tons of coal and produced a combined total of 9,776 GWh of electricity. In order to obtain the coal it needs, Consumers enters into physical coal supply contracts.

At December 31, 2019, Consumers had future commitments to purchase coal through 2021; payment obligations under these contracts totaled $84 million. Most of Consumers’ rail-supplied coal contracts have fixed prices, although some contain market-based pricing. Consumers’ vessel-supplied coal contracts have fixed base prices that are adjusted monthly to reflect changes to the fuel cost of vessel transportation. At December 31, 2019, Consumers had 77 percent of its 2020 expected coal requirements under contract, as well as a 44-day supply of coal on hand.
In conjunction with its coal supply contracts, Consumers leases a fleet of railcars and has transportation contracts with various companies to provide rail and vessel services for delivery of purchased coal to Consumers’ generating facilities. Consumers’ coal transportation contracts are future commitments and expire on various dates through 2024; payment obligations under these contracts totaled $732 million at December 31, 2019.
During 2019, 18 percent of the energy Consumers provided to customers was generated by its natural gas‑fueled generating units, which burned 45 bcf of natural gas and produced a combined total of 6,289 GWh of electricity.
In order to obtain the gas it needs for electric generation fuel, Consumers’ electric utility purchases gas from the market near the time of consumption, at prices that allow it to compete in the electric wholesale market. For units 3 & 4 of D.E. Karn and for the Jackson and Zeeland plants, Consumers utilizes an agent that owns firm transportation rights to each plant to purchase gas from the market and transport the gas to the facilities.
Electric Utility Competition: Consumers’ electric utility business is subject to actual and potential competition from many sources, in both the wholesale and retail markets, as well as in electric generation, electric delivery, and retail services.
Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent, with certain exceptions. At December 31, 2019, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.8 million electric customers, 285 customers, or 0.02 percent, purchased electric generation service under the ROA program. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties.
Consumers also faces competition or potential competition associated with industrial customers relocating all or a portion of their production capacity outside of Consumers’ service territory for economic reasons; municipalities owning or operating competing electric delivery systems; and customer self-generation. Consumers addresses this competition in various ways, including:

•	aggressively controlling operating, maintenance, and fuel costs and passing savings on to customers

•	providing renewable energy options and energy waste reduction programs

•	providing competitive rate-design options, particularly for large energy-intensive customers

•	offering tariff-based incentives that support economic development

•	providing non‑energy services and value to customers

•	monitoring activity in adjacent geographical areas

Consumers Gas Utility
Gas Utility Operations: Consumers’ gas utility operations, which include the purchase, transmission, storage, distribution, and sale of natural gas, generated operating revenue of $1.9 billion in 2019, $1.9 billion in 2018, and $1.8 billion in 2017. Consumers’ gas utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.
Presented in the following illustration is Consumers’ 2019 gas utility operating revenue of $1.9 billion by customer class:
Consumers’ gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.
In 2019, deliveries of natural gas through Consumers’ pipeline and distribution network, including off-system transportation deliveries, totaled 391 bcf, which included GCC deliveries of 41 bcf. In 2018, deliveries of natural gas through Consumers’ pipeline and distribution network, including off-system transportation deliveries, totaled 386 bcf, which included GCC deliveries of 44 bcf. Consumers’ gas utility operations are seasonal. The consumption of natural gas typically increases in the winter, due primarily to colder temperatures and the resulting use of natural gas as heating fuel. Consumers injects natural gas into storage during the summer months for use during the winter months. During 2019, 40 percent of the natural gas supplied to all customers during the winter months was supplied from storage.

Presented in the following illustration are Consumers’ monthly weather-normalized natural gas deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including GCC deliveries, during 2019 and 2018:
Gas Utility Properties: Consumers’ gas transmission, storage, and distribution system consists of:

•	2,426 miles of transmission lines

•	15 gas storage fields with a total storage capacity of 309 bcf and a working gas volume of 151 bcf

•	27,729 miles of distribution mains

•	eight compressor stations with a total of 163,543 installed and available horsepower

Gas Utility Supply: In 2019, Consumers purchased 83 percent of the gas it delivered from U.S. suppliers. The remaining 17 percent was purchased from authorized GCC suppliers and delivered by Consumers to customers in the GCC program. Presented in the following illustration are the supply arrangements for the gas Consumers delivered to GCC and GCR customers during 2019:
Firm gas transportation or firm city-gate contracts are those that define a fixed amount, price, and delivery time frame. Consumers’ firm gas transportation contracts are with Panhandle Eastern Pipe Line Company and Trunkline Gas Company, LLC, each a non‑affiliated company. Under these contracts, Consumers purchases and transports gas to Michigan for ultimate delivery to its customers. Consumers’ firm gas transportation contracts expire on various dates through 2023 and provide for the delivery of 39 percent of Consumers’ total gas supply requirements in 2020. Consumers purchases the balance of its required gas supply under firm city-gate contracts and through authorized suppliers under the GCC program.
Gas Utility Competition: Competition exists in various aspects of Consumers’ gas utility business. Competition comes from GCC and from alternative fuels and energy sources, such as propane, oil, and electricity.
Enterprises Segment—Non-Utility Operations and Investments
CMS Energy’s enterprises segment, through various subsidiaries and certain equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production. The enterprises segment’s operating revenue was $248 million in 2019, $252 million in 2018, and $229 million in 2017.

Independent Power Production: Presented in the following table is information about the independent power plants in which CMS Energy had an ownership interest at December 31, 2019:

	Ownership Interest		Gross Capacity¹	2019 Net Generation
Location	(%)	Primary Fuel Type	(MW)	(GWh)
Dearborn, Michigan	100	Natural gas	770	5,363
Gaylord, Michigan	100	Natural gas	156	13
Paulding County, Ohio	100	Wind	105	314
Comstock, Michigan	100	Natural gas	76	61
Delta Township, Michigan	100	Solar	24	37
Phillips, Wisconsin	100	Solar	3	4
Filer City, Michigan	50	Coal	73	452
New Bern, North Carolina	50	Wood waste	50	327
Flint, Michigan	50	Wood waste	40	88
Grayling, Michigan	50	Wood waste	38	171
Total			1,335	6,830

[1]	Represents the intended full-load sustained output of each plant. The amount of capacity relating to CMS Energy’s ownership interest was 1,234 MW at December 31, 2019.
The operating revenue from independent power production was $32 million in 2019, $19 million in 2018, and $16 million in 2017.
Energy Resource Management: CMS ERM purchases and sells energy commodities in support of CMS Energy’s generating facilities with a focus on optimizing CMS Energy’s independent power production portfolio. In 2019, CMS ERM marketed six bcf of natural gas and 6,722 GWh of electricity. Electricity marketed by CMS ERM was generated by independent power production of the enterprises segment and by unrelated third parties. CMS ERM’s operating revenue was $216 million in 2019, $233 million in 2018, and $213 million in 2017.
Enterprises Segment Competition: The enterprises segment competes with other independent power producers. The needs of this market are driven by electric demand and the generation available.
EnerBank
EnerBank Operations: EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans, largely for financing home improvements. EnerBank works with strategic business partners and contractors throughout the U.S. to provide homeowners with payment options for home improvements. Strategic business partners include manufacturers, distributors, franchisors, member or trade associations, and major retailers of home improvement, remodeling, and energy-saving products and services.
EnerBank’s operating revenue was $221 million in 2019, $157 million in 2018, and $132 million in 2017. All of the loans originated by EnerBank in 2019 were fixed-rate consumer installment loans. The distribution of borrowers throughout the U.S. is generally consistent with the population distribution by state. EnerBank’s average loan size is $10,000.

EnerBank Competition: EnerBank competes with FDIC-insured banks, credit unions, consumer finance companies, and financial technology companies. EnerBank addresses this competition by:

•	offering competitive loan features and pricing

•	maintaining a stable funding model

•	providing convenient loan processes for contractors and homeowners

•	providing strong marketing support for strategic business partners and authorized contractors

•	focusing on customer service
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
CMS Energy and Consumers Environmental Strategy and Compliance
CMS Energy and Consumers are committed to protecting the environment; this commitment extends beyond compliance with applicable laws and regulations. CMS Energy and Consumers continue to focus on opportunities to reduce their carbon footprint in electric generation. Through its Clean Energy Plan, Consumers expects to reduce carbon emissions of its owned generation by more than 90 percent from its 2005 levels by 2040, by replacing its coal-fueled generation predominantly with investment in renewable energy.
During 2019, Consumers provided 10 percent of its electricity (self-generated and purchased) from renewable sources. Consumers owns and operates two wind farms: Lake Winds® Energy Park and Cross Winds® Energy Park. A third phase of Consumers’ Cross Winds® Energy Park, with nameplate capacity of 76 MW, began operations in December 2019. During 2019, Consumers began construction of a 150-MW wind generation project and entered into an agreement to purchase another with capacity up to 166 MW; both projects are expected to begin commercial operations in 2020. Additionally, Consumers entered into a 20‑year agreement to purchase 100 MW of renewable energy from a solar generating facility expected to begin operations in 2021.
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
CMS Energy has recorded a $46 million liability for its subsidiaries’ obligations associated with Bay Harbor and Consumers has recorded a $68 million liability for its obligations at a number of former MGP sites. For additional information, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments.
Solid Waste Disposal: Costs related to the construction, operation, corrective action, and closure of solid waste disposal facilities for coal ash are significant. Consumers’ coal ash disposal areas are regulated under Michigan’s solid waste rules and by the EPA’s rules regulating CCRs. To address some of the requirements of these rules, Consumers has converted all of its fly ash handling systems to dry systems. In addition, Consumers’ ash facilities have programs designed to protect the environment and are subject to quarterly EGLE inspections. Consumers’ estimate of capital and cost of removal expenditures to comply with regulations relating to ash disposal is $134 million from 2020 through 2024.

Water: Consumers uses substantial amounts of water to operate and cool its electric generating plants. Water discharge quality is regulated and administered by EGLE under the federal NPDES program. To comply with such regulation, Consumers’ facilities have discharge monitoring programs. The EPA issued final regulations for wastewater discharges from electric generating plants in 2015 and amended them in 2017. The EPA proposed additional changes to its wastewater discharges regulations in November 2019, but has not finalized revisions. Consumers’ estimate of capital expenditures to comply with these regulations as presently promulgated is $56 million from 2020 through 2024.
In 2014, the EPA finalized its cooling water intake rule, which requires Consumers to evaluate the biological impact of its cooling water intake systems and ensure that it is using the best technology available to minimize adverse environmental impacts. Consumers’ estimate of capital expenditures to comply with these regulations is $42 million from 2020 through 2024.
Air: Consumers is subject to federal and state environmental regulations that require extensive reductions in nitrogen oxides, sulfur dioxides, particulate matter, and mercury emissions. To comply with these regulations, Consumers has invested in emissions control equipment at its electric generating plants. Consumers’ estimate of ongoing capital expenditures to comply with these regulations is $43 million from 2020 through 2024.
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

Employees
Presented in the following table are the number of employees of CMS Energy and Consumers:

December 31	2019	2018	2017
CMS Energy, including Consumers[1]
Full-time employees	8,128	7,957	7,822
Seasonal employees[2]	594	603	74
Part-time employees	67	65	56
Total employees	8,789	8,625	7,952
Consumers[1]
Full-time employees	7,642	7,504	7,408
Seasonal employees[2]	594	603	74
Part-time employees	17	14	14
Total employees	8,253	8,121	7,496

[1]
For information about CMS Energy’s and Consumers’ collective bargaining agreements, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12, Retirement Benefits.

[2]
Consumers’ seasonal workforce peaked at 614 employees during 2019 and 2018, and 598 employees during 2017. Seasonal employees work primarily during the construction season and are subject to yearly layoffs.

Information About CMS Energy’s and Consumers’ Executive Officers
Presented in the following table are the company positions held during the last five years for each of CMS Energy’s and Consumers’ executive officers as of February 1, 2020:

Name, Age, Position(s)	Period
Patricia K. Poppe (age 51)
CMS Energy
President and CEO	7/2016 – Present
Director	5/2016 – Present
Senior Vice President	3/2015 – 7/2016
Consumers
President and CEO	7/2016 – Present
Director	5/2016 – Present
Senior Vice President	3/2015 – 7/2016
Vice President	1/2011 – 3/2015
CMS Enterprises
Chairman of the Board, CEO, and Director	7/2016 – Present
President	7/2016 – 9/2017
Rejji P. Hayes (age 45)[1]
CMS Energy
Executive Vice President and CFO	5/2017 – Present
Consumers
Executive Vice President and CFO	5/2017 – Present
CMS Enterprises
Executive Vice President, CFO, and Director	5/2017 – Present
EnerBank
Chairman of the Board and Director	10/2018 – Present
Garrick J. Rochow (age 45)
CMS Energy
Executive Vice President	1/2020 – Present
Senior Vice President	7/2016 – 1/2020
Vice President	3/2015 – 7/2016
Consumers
Executive Vice President	1/2020 – Present
Senior Vice President	7/2016 – 1/2020
Vice President	10/2010 – 7/2016
Jean-Francois Brossoit (age 52)[2]
CMS Energy
Senior Vice President	4/2017 – Present
Vice President	11/2016 – 4/2017
Consumers
Senior Vice President	4/2017 – Present
Vice President	11/2016 – 4/2017

Name, Age, Position(s)	Period
Catherine A. Hendrian (age 51)
CMS Energy
Senior Vice President	4/2017 – Present
Vice President	3/2015 – 4/2017
Director of Human Resources	10/2012 – 3/2015
Consumers
Senior Vice President	4/2017 – Present
Vice President	3/2015 – 4/2017
Director of Human Resources	10/2012 – 3/2015
Brandon J. Hofmeister (age 43)
CMS Energy
Senior Vice President	7/2017 – Present
Consumers
Senior Vice President	7/2017 – Present
Vice President	7/2016 – 7/2017
Executive Director, Policy Research, Analysis, and Public Affairs	6/2015 – 7/2016
Executive Director, Policy Research and Analysis	9/2013 – 6/2015
CMS Enterprises
Senior Vice President	9/2017 – Present
Shaun M. Johnson (age 41)[3]
CMS Energy
Senior Vice President and General Counsel	5/2019 – Present
Vice President and Deputy General Counsel	4/2016 – 5/2019
Consumers
Senior Vice President and General Counsel	5/2019 – Present
Vice President and Deputy General Counsel	4/2016 – 5/2019
CMS Enterprises
Senior Vice President, General Counsel, and Director	4/2019 – Present
Vice President and General Counsel	10/2018 – 4/2019
EnerBank
Senior Vice President and General Counsel	8/2018 – Present
Venkat Dhenuvakonda Rao (age 49)
CMS Energy
Senior Vice President	9/2016 – Present
Vice President and Treasurer	7/2012 – 9/2016
Consumers
Senior Vice President	9/2016 – Present
Vice President and Treasurer	7/2012 – 9/2016
CMS Enterprises
Director	11/2017 – Present
Senior Vice President	9/2016 – Present
Vice President and Treasurer	7/2012 – 9/2016
EnerBank
Chairman of the Board	9/2016 – 5/2017

Name, Age, Position(s)	Period
Brian F. Rich (age 45)
CMS Energy
Senior Vice President and Chief Customer Officer	8/2019 – Present
Senior Vice President and Chief Information Officer	7/2016 – 8/2019
Vice President and Chief Information Officer	7/2014 – 7/2016
Consumers
Senior Vice President and Chief Customer Officer	8/2019 – Present
Senior Vice President and Chief Information Officer	7/2016 – 8/2019
Vice President and Chief Information Officer	7/2014 – 7/2016
Glenn P. Barba (age 54)
CMS Energy
Vice President, Controller, and CAO	2/2003 – Present
Consumers
Vice President, Controller, and CAO	1/2003 – Present
CMS Enterprises
Vice President, Controller, and CAO	11/2007 – Present

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

[3]	Prior to joining CMS Energy and Consumers, Mr. Johnson was a partner with Dykema Gossett PLLC, a non‑affiliated company, from 2012 to 2016. Mr. Johnson started with Dykema Gossett PLLC in 2005.
There are no family relationships among executive officers and directors of CMS Energy or Consumers. The list of directors and their biographies will be included in CMS Energy’s and Consumers’ definitive proxy statement for their 2020 Annual Meetings of Shareholders to be held May 1, 2020. The term of office of each of the executive officers extends to the first meeting of each of the Boards of Directors of CMS Energy and Consumers after the next annual election of Directors of CMS Energy and Consumers (to be held on May 1, 2020).

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

•
Charters and Codes of Conduct (including the Charters of the Audit Committee, Compensation and Human Resources Committee, Finance Committee, and Governance, Sustainability and Public Responsibility Committee, as well as the Employee, Board of Directors, EnerBank, and Third Party Codes of Conduct)

CMS Energy will provide this information in print to any stockholder who requests it.
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
CMS Energy and Consumers may be subject to liquidity demands under commercial commitments, guarantees, indemnities, letters of credit, and other contingent liabilities. Consumers’ capital requirements are expected to be substantial over the next several years. CMS Energy and Consumers rely on the capital markets, as well as on bank syndications, to meet their financial commitments and short-term liquidity needs if sufficient internal funds are not available from Consumers’ operations and, in the case of CMS Energy, from dividends paid by Consumers and its other subsidiaries. CMS Energy and Consumers also use letters of credit issued under certain of their revolving credit facilities to support certain operations and investments.
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
CMS Energy continues to explore financing opportunities to supplement its financial strategy. These potential opportunities include refinancing and/or issuing new debt, preferred stock and/or common equity, commercial paper, and bank financing. Similarly, Consumers may seek funds through the capital markets, commercial lenders, and leasing arrangements. Entering into new financings is subject in part to capital market receptivity to utility industry securities in general and to CMS Energy’s and Consumers’ securities in particular. CMS Energy and Consumers cannot guarantee the capital markets’ acceptance of their securities.
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
There are risks associated with Consumers’ substantial capital investment program planned for the next ten years.
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
Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent, with certain exceptions. Presently, the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 27 percent. Consumers’ rates are regulated by the MPSC, while alternative electric suppliers charge market-based rates, putting competitive pressure on Consumers’ electric supply. If the ROA limit were increased or if electric generation service in Michigan were deregulated, it could have a material adverse effect on Consumers’ financial results and operations.

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
Orders of the MPSC could limit recovery of costs of providing service including, but not limited to, environmental and safety related expenditures for coal-fueled plants and other utility properties, regulatory assets, power supply and natural gas supply costs, operating and maintenance expenses, additional utility-based investments, sunk investment in mothballed or retired generating plants, costs associated with the proposed retirement and decommissioning of facilities, depreciation expense, MISO energy and transmission costs, costs associated with energy waste reduction investments and state or federally mandated renewable resource standards, or expenditures subject to tracking mechanisms. These orders could also result in adverse regulatory treatment of other matters. For example, MPSC orders could prevent or curtail Consumers from shutting off non‑paying customers or could prevent or curtail the implementation of a gas revenue mechanism.
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
Utility regulation could be impacted by various matters, such as electric industry restructuring, hydro relicensing, asset reclassification, gas pipeline capacity and gas storage, new generation facilities or investments, transmission charges, environmental controls, climate change, air emissions, renewable energy, energy policy and ROA, distributed generation, battery storage, regulation or deregulation, energy capacity standards or markets, reliability, and safety. CMS Energy and Consumers cannot predict the impact of these matters on their liquidity, financial condition, and results of operations.
FERC, through NERC, oversees reliability of certain portions of the electric grid. FERC orders regarding electric system reliability could have a material adverse effect on CMS Energy’s or Consumers’ liquidity, financial condition, and results of operations.
CMS Energy and Consumers could incur substantial costs to comply with environmental requirements.
CMS Energy and Consumers are subject to costly and stringent environmental regulations that will likely require additional significant capital expenditures for emissions control equipment, CCR disposal and storage, cooling water intake equipment, effluent treatment, and PCB remediation. In addition, regulatory action on PFAS at the state and/or federal level could cause CMS Energy and Consumers to further test and remediate some sites if PFAS is present at certain levels. Present and reasonably anticipated state and federal environmental statutes and regulations will continue to have a material effect on CMS Energy and Consumers.
CMS Energy and Consumers have interests in fossil-fuel-fired power plants and other types of power plants that produce greenhouse gases. Federal and state environmental laws and rules, as well as international accords and treaties, could require CMS Energy and Consumers to install additional equipment for emission controls, undertake heat-rate improvement projects, purchase carbon emissions allowances, curtail operations, invest in generating capacity with fewer carbon dioxide emissions, or take other significant steps to manage or lower the emission of greenhouse gases.
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

•	extreme weather conditions, such as severe storms or flooding, that may affect customer demand, company operations, or assets
Consumers retired seven smaller coal-fueled electric generating units in 2016. Consumers may encounter previously unknown environmental conditions that will need to be addressed in a timely fashion with state and federal environmental regulators as facilities and equipment on these sites are taken out of service.
Consumers expects to collect fully from its customers, through the ratemaking process, expenditures incurred to comply with environmental regulations, but cannot guarantee this outcome. If Consumers were unable to recover these expenditures from customers in rates, it could negatively affect

CMS Energy’s or Consumers’ liquidity, results of operations, and financial condition and CMS Energy or Consumers could be required to seek significant additional financing to fund these expenditures.
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
A delay or failure by CMS Energy or Consumers to obtain or maintain any necessary environmental permits or approvals to satisfy any applicable environmental regulatory requirements or install emission or pollution control equipment could:

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
Consumers expects to incur additional substantial costs related to the remediation of its former MGP sites and other response activity costs at a number of other sites under NREPA and CERCLA. Consumers believes these costs should be recoverable in rates, but cannot guarantee that outcome.
In addition, certain CMS Energy subsidiaries retained environmental remediation obligations for the collection, treatment, and discharge of leachate at Bay Harbor after selling their interests in the development in 2002. Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site. Certain CMS Energy subsidiaries have signed agreements with the EPA and EGLE relating to Bay Harbor. If these CMS Energy subsidiaries were unable to meet their commitments under these agreements, or if unanticipated events occurred, these CMS Energy subsidiaries could incur additional material costs relating to their Bay Harbor remediation obligations.
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
Consumers’ electric and gas delivery systems, power plants, gas infrastructure including storage facilities, wind energy or solar equipment, and energy products, and the independent power plants owned in whole or in part by CMS Energy could be involved in incidents, failures, or accidents that result in injury, loss of life, or property loss to customers, employees, or the public. Although CMS Energy and Consumers have insurance coverage for many potential incidents (subject to deductibles, limitations, and self-insurance amounts that could be material), depending upon the nature or severity of any incident, failure, or accident, CMS Energy or Consumers could suffer financial loss, reputational damage, and negative repercussions from regulatory agencies or other public authorities.
CMS Energy’s and Consumers’ revenues and results of operations are subject to risks that are beyond their control, including but not limited to natural disasters, terrorist attacks and related acts of war, cyber incidents, vandalism, and other catastrophic events.
The impact of natural disasters, severe weather, wars, terrorist acts, vandalism, theft, cyber incidents, pandemics, and other catastrophic events on the facilities and operations of CMS Energy and Consumers could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. These events could result in severe damage to CMS Energy’s and Consumers’ assets beyond what could be recovered through insurance policies (which are subject to deductibles and limits), could require CMS Energy and Consumers to incur significant upfront costs, and could severely disrupt operations, resulting in loss of service to customers. There is also a risk that regulators could, after the fact, conclude that Consumers’ preparedness or response to such an event was inadequate and take adverse actions as a result.
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
Distributed electricity generation: Technology advances, government incentives and subsidies, and recent regulatory decisions could increase the cost effectiveness of customer-owned methods of producing electricity and managing energy use, such as fuel cells, batteries, microturbines, wind turbines, and solar photovoltaics, resulting in reduced load, cross subsidization, and increased costs. This could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.
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
CMS Energy and Consumers are exposed to changes in market prices for natural gas, coal, electric capacity, electric energy, emission allowances, gasoline, diesel fuel, and RECs. Prices for these commodities may fluctuate substantially over relatively short periods of time and expose CMS Energy and Consumers to price risk. CMS Energy and Consumers manage commodity price risk using established policies and procedures, and they may use various contracts to manage this risk, including swaps, options, futures, and forward contracts. No assurance can be made that these strategies will be successful in managing CMS Energy’s and Consumers’ risk or that they will not result in net liabilities to CMS Energy or Consumers as a result of future volatility.
A substantial portion of Consumers’ operating expenses for its electric generating plants and vehicle fleet consists of the costs of obtaining these commodities. The contracts associated with Consumers’ fuel for electric generation and purchased power are executed in conjunction with the PSCR mechanism, which is designed to allow Consumers to recover prudently incurred costs associated with its positions in these commodities. If the MPSC determined that any of these contracts or related contracting policies were imprudent, recovery of these costs could be disallowed.
Natural gas prices in particular have been historically volatile. Consumers routinely enters into contracts to mitigate exposure to the risks of demand, market effects of weather, and changes in commodity prices associated with its gas distribution business. These contracts are executed in conjunction with the GCR mechanism, which is designed to allow Consumers to recover prudently incurred costs associated with its natural gas positions. If the MPSC determined that any of these contracts or related contracting policies were imprudent, recovery of these costs could be disallowed.
CMS Energy and Consumers do not always hedge any or all of the exposure of their operations from commodity price volatility. Furthermore, the ability to hedge exposure to commodity price volatility depends on liquid commodity markets. As a result, to the extent the commodity markets are illiquid, CMS Energy and Consumers might not be able to execute their risk management strategies, which could result in larger unhedged positions than preferred at a given time. To the extent that unhedged positions exist, fluctuating commodity prices could have a negative effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. Changes in laws that limit CMS Energy’s and Consumers’ ability to hedge could also have a negative effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.
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
If, for its electric generating capacity, Consumers were unable to obtain its natural gas or coal requirements, or for its natural gas delivery to customers, Consumers were unable to obtain its natural gas supply requirements, it could be required to purchase natural gas or coal at higher prices or implement its natural gas curtailment program filed with the MPSC. These alternatives could increase Consumers’ working capital requirements and could decrease its revenues.

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
Unplanned outages or maintenance could be costly for CMS Energy or Consumers.
Unforeseen outages or maintenance of the independent power plants owned in whole or in part by CMS Energy or Consumers’ electric and gas delivery systems, power plants, gas infrastructure including storage facilities, wind energy or solar equipment, and energy products may be required for many reasons. These reasons could include catastrophic events such as fires, explosions, extreme weather, floods or other acts of God, failures of equipment or materials, operator error, or the need to comply with environmental or safety regulations. When unplanned outages occur, CMS Energy and Consumers will not only incur unexpected maintenance expenses, but may also have to make spot market purchases of electric and gas commodities that may exceed CMS Energy’s or Consumers’ costs of generation or service, be forced to curtail services, or retire a given unit if the cost or timing of the maintenance is not reasonable and prudent. Unplanned outages could reduce the capacity credit CMS Energy or Consumers receives from MISO and could cause CMS Energy or Consumers to incur additional capacity costs in future years. Costs associated with these matters could have a material adverse effect on CMS Energy’s or Consumers’ liquidity, financial condition, and results of operations.

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
In December 2017, the TCJA, which changed existing federal tax law and included numerous provisions that affect businesses, was enacted. CMS Energy and Consumers made reasonable estimates in measuring and accounting for the effects of the TCJA and did not recognize any material changes to their estimates during the years ended December 31, 2019 and December 31, 2018. Given expected changes to U.S. Treasury regulations and interpretations of the TCJA by the U.S. Treasury, the final transition impacts of the TCJA may differ from the estimates provided elsewhere in this report.
CMS Energy and its subsidiaries, including Consumers and EnerBank, must comply with the Dodd-Frank Act and its related regulations, which are subject to change and could involve material costs or affect operations.
Regulations that are intended to implement the Dodd-Frank Act have been and are still being adopted and modified by the appropriate agencies. The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act. Known, together with its implementing regulations, as the Volcker Rule, it generally restricts certain banking entities (such as EnerBank) and their subsidiaries or affiliates from engaging in proprietary trading activities and from owning equity in or sponsoring any private equity or hedge fund. The activities of CMS Energy and its subsidiaries (including EnerBank) have not been and are not expected to be materially affected by the Volcker Rule; however, they are restricted from engaging in proprietary trading, investing in third‑party hedge or private equity funds, and sponsoring these funds in the future unless CMS Energy qualifies for an exemption from the rule. CMS Energy and its subsidiaries are also subject to certain ongoing compliance requirements pursuant to the regulations. CMS Energy cannot predict the full impact of the Volcker Rule, including any impact resulting from changes to implementing regulations, on CMS Energy’s or EnerBank’s operations or financial condition.
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

Part II
Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
CMS Energy
CMS Energy’s common stock is traded on the New York Stock Exchange under the symbol CMS. Market prices for CMS Energy’s common stock and related security holder matters are contained in Item 6. Selected Financial Data, which is incorporated by reference herein. At  January 10, 2020, the number of registered holders of CMS Energy’s common stock totaled 28,495, based on the number of record holders.
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
Comparison of Five-Year Cumulative Total Return

	Five-Year Cumulative Total Return
Company/Index	2014	2015	2016	2017	2018	2019
CMS Energy	$100	$107	$128	$149	$162	$210
S&P 500 Index	100	101	113	138	132	174
Dow Jones Utility Index	100	97	115	130	132	169
S&P 400 Utilities Index	100	94	120	133	142	163
These cumulative total returns assume reinvestments of dividends.
Consumers
Consumers’ common stock is privately held by its parent, CMS Energy, and does not trade in the public market.
Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended December 31, 2019:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs

October 1, 2019 to October 31, 2019	—	$—	—	—
November 1, 2019 to November 30, 2019	8,853	60.49	—	—
December 1, 2019 to December 31, 2019	9,734	61.53	—	—
Total	18,587	$61.03	—	—

[1]
All of the common shares were repurchased to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the PISP. The value of shares repurchased is based on the market price on the vesting date.

Unregistered Sales of Equity Securities
None.

Item 6.    Selected Financial Data
CMS Energy Corporation

				2019	2018	2017	2016	2015

	Operating revenue (in millions)		($)	6,845	6,873	6,583	6,399	6,456
	Income from equity method investees (in millions)		($)	10	9	15	13	14
	Net income (in millions)¹		($)	682	659	462	553	525
	Net income available to common stockholders (in millions)		($)	680	657	460	551	523
	Average common shares outstanding (in millions)			283.0	282.2	280.0	277.9	275.6
	Earnings per average common share
CMS Energy	—	Basic	($)	2.40	2.33	1.64	1.99	1.90
	—	Diluted	($)	2.39	2.32	1.64	1.98	1.89
	Cash provided by operations (in millions)		($)	1,790	1,703	1,705	1,629	1,640
	Capital expenditures, excluding assets placed under finance lease (in millions)		($)	2,104	2,074	1,665	1,672	1,564
	Total assets (in millions)		($)	26,837	24,529	23,050	21,622	20,299
	Long-term debt, excluding current portion (in millions)		($)	11,951	10,615	9,123	8,640	8,400
	Non‑current portion of finance leases and other financing (in millions)		($)	76	69	91	110	118
	Cash dividends declared per common share		($)	1.53	1.43	1.33	1.24	1.16
	Market price of common stock at year-end		($)	62.84	49.65	47.30	41.62	36.08
	Book value per common share at year-end		($)	17.67	16.78	15.77	15.23	14.21
	Total employees at year-end			8,789	8,625	7,952	7,800	7,804
	Electric Utility Statistics
	Sales (billions of kWh)			37	38	37	38	37
	Customers (in thousands)			1,848	1,831	1,826	1,805	1,803
	Average sales rate per kWh		(¢)	11.64	11.78	11.98	11.63	11.39
	Gas Utility Statistics
	Sales and transportation deliveries (bcf)			391	386	352	358	356
	Customers (in thousands)[2]			1,793	1,784	1,776	1,772	1,741
	Average sales rate per mcf		($)	7.44	7.44	7.51	7.31	7.89

[1]	Includes income attributable to noncontrolling interests of $2 million in each period.

[2]	Excludes off-system transportation customers.

Consumers Energy Company

		2019	2018	2017	2016	2015

Operating revenue (in millions)	($)	6,376	6,464	6,222	6,064	6,165
Net income (in millions)	($)	743	705	632	616	594
Net income available to common stockholder (in millions)	($)	741	703	630	614	592
Cash provided by operations (in millions)	($)	1,601	1,449	1,715	1,681	1,794
Capital expenditures, excluding assets placed under finance lease (in millions)	($)	2,085	1,822	1,632	1,656	1,537
Total assets (in millions)	($)	23,699	22,025	21,099	19,946	18,635
Long-term debt, excluding current portion (in millions)	($)	7,048	6,779	5,561	5,253	5,183
Non‑current portion of finance leases and other financing (in millions)	($)	76	69	91	110	118
Total preferred stock (in millions)	($)	37	37	37	37	37
Number of preferred stockholders at year-end		968	1,017	1,056	1,095	1,156
Total employees at year-end		8,253	8,121	7,496	7,366	7,394
Electric Utility Statistics
Sales (billions of kWh)		37	38	37	38	37
Customers (in thousands)		1,848	1,831	1,826	1,805	1,803
Average sales rate per kWh	(¢)	11.64	11.78	11.98	11.63	11.39
Gas Utility Statistics
Sales and transportation deliveries (bcf)		391	386	352	358	356
Customers (in thousands)[1]		1,793	1,784	1,776	1,772	1,741
Average sales rate per mcf	($)	7.44	7.44	7.51	7.31	7.89

[1]	Excludes off-system transportation customers.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is a combined report of CMS Energy and Consumers.
Executive Overview
CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility; CMS Enterprises, primarily a domestic independent power producer and marketer; and EnerBank, an industrial bank located in Utah. Consumers’ electric utility operations include the generation, purchase, transmission, distribution, and sale of electricity, and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas. Consumers’ customer base consists of a mix of residential, commercial, and diversified industrial customers. CMS Enterprises, through its subsidiaries and equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production. EnerBank provides unsecured consumer installment loans, largely for financing home improvements.
CMS Energy and Consumers manage their businesses by the nature of services each provides. CMS Energy operates principally in four business segments: electric utility; gas utility; enterprises, its non‑utility operations and investments; and EnerBank. Consumers operates principally in two business segments: electric utility and gas utility. CMS Energy’s and Consumers’ businesses are affected primarily by:

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
The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. Over the last ten years, Consumers’ OSHA recordable incident rate has decreased by over 63 percent.
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
In addition, Consumers’ gas commodity costs declined by 62 percent from 2009 through 2019, due not only to a decrease in market prices but also to Consumers’ improvements to its gas infrastructure and optimization of its gas purchasing and storage strategy. These gas commodity savings are passed on to customers.
Planet: The planet element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to protect the environment. This commitment extends beyond compliance with various state and federal environmental, health, and safety laws and regulations. Management considers climate change and other environmental risks in the companies’ strategy development, business planning, and enterprise risk management processes.
CMS Energy and Consumers continue to focus on opportunities to protect the environment and to reduce their carbon footprint. As a result of actions already taken by CMS Energy and Consumers, the companies have:

•	decreased their combined percentage of electric supply (self-generated and purchased) from coal by 18 percentage points since 2015

•	reduced carbon dioxide emissions by over 35 percent since 2005

•	reduced the amount of water used to generate electricity by 31 percent since 2012

•	reduced landfill waste disposal by over 1.3 million tons since 1992

•	reduced methane emissions by 17 percent since 2012
Additionally, over the last 20 years, Consumers has reduced its sulfur dioxide, nitrogen oxide, particulate matter, and mercury emissions by over 90 percent. Presented in the following illustration are Consumers’ reductions in these emissions (Consumers began tracking mercury emissions in 2007):

The 2016 Energy Law:

•
raised the renewable energy standard to 12.5 percent in 2019 and 15 percent in 2021; Consumers met the 12.5-percent requirement in 2019 with a combination of newly generated RECs and previously generated RECs carried over from prior years

•
established a goal of 35 percent combined renewable energy and energy waste reduction by 2025; Consumers has achieved 22 percent of the combined renewable energy and energy waste reduction goal through 2019

•	authorized incentives for demand response programs and expanded existing incentives for energy efficiency programs, referring to the combined initiatives as energy waste reduction programs

•	established an integrated planning process for new generation resources
Consumers filed an IRP with the MPSC in June 2018, detailing its Clean Energy Plan. In March 2019, Consumers and a broad coalition of key stakeholders, including business customers, environmental groups, the MPSC Staff, and the Michigan Attorney General, filed an agreement settling the IRP with the MPSC and the MPSC approved it in June 2019.
Under its Clean Energy Plan, Consumers will meet the requirements of the 2016 Energy Law using its clean and lean strategy, which focuses on increasing the generation of renewable energy, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times. Further, Consumers plans to replace its coal-fueled generation predominantly with investment in renewable energy, which will enable Consumers to meet and exceed the 2016 Energy Law renewable energy requirements and fulfill increasing customer demand for renewable energy. Through its Clean Energy Plan, Consumers expects to reduce carbon emissions of its owned generation by more than 90 percent from its 2005 levels by 2040. Additionally, the plan will allow Consumers to achieve a breakthrough goal of at least 50 percent combined renewable energy and energy waste reduction by 2030.

Presented in the following illustration is Consumers’ 2019 capacity portfolio and its future capacity portfolio as projected in the IRP. This illustration includes the effects of purchased capacity and energy waste reduction and uses the nameplate capacity of renewable energy sources:
In addition to Consumers’ efforts to reduce the electric utility’s carbon footprint, it is also making efforts to reduce the gas utility’s methane footprint. In October 2019, Consumers set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers’ Methane Reduction Plan, released in November 2019, outlines its plan to reach this net-zero emissions goal. Consumers plans to reduce methane emissions from its system by about 80 percent by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will be eliminated by purchasing and/or producing renewable natural gas.
Additionally, to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers announced the following five‑year targets during 2018:

•	to reduce its water use by one billion gallons; during 2018 and 2019, Consumers reduced its water usage by over 400 million gallons

•	to reduce the amount of waste taken to landfills by 35 percent; during 2018 and 2019, Consumers reduced its waste to landfills by 10 percent

•	to enhance, restore, or protect 5,000 acres of land; during 2018 and 2019, Consumers enhanced, restored, or protected over 2,200 acres of land

CMS Energy, through its non‑utility businesses, continues to pursue further opportunities for the development of renewable generation projects. In recent years, CMS Enterprises completed the development of and now operates a wind generation project and three solar generation projects.
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
In 2019, CMS Energy’s net income available to common stockholders was $680 million, and diluted EPS were $2.39. This compares with net income available to common stockholders of $657 million and diluted EPS of $2.32 in 2018. In 2019, the benefits from electric and gas rate increases, higher gas sales due primarily to colder weather, cost control measures, and the gain on the sale of transmission equipment were offset partially by lower electric sales due primarily to unfavorable weather, higher depreciation and maintenance, higher service restoration costs from 2019 storms, lower earnings at the enterprises segment, and an accrual for a legacy legal obligation. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Consumers projects that its electric weather-normalized deliveries will decrease slightly and gas weather-normalized deliveries will remain stable through 2024. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in electric and gas demand.
Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service. Leveraging the Consumers Energy Way, CMS Energy and Consumers accomplished the following during 2019:

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
Investment Plan: Consumers expects to make capital investments of $25 billion over the next ten years. Over the next five years, Consumers expects to make significant expenditures on infrastructure upgrades and replacements and electric supply projects. While it has a large number of potential investment opportunities that would add customer value, Consumers has prioritized its spending based on the criteria of enhancing public safety, increasing reliability, maintaining affordability for its customers, and advancing its environmental stewardship. Consumers’ investment program is expected to result in annual rate-base growth of six to eight percent. This rate-base growth, together with cost-control measures, should allow Consumers to maintain affordable customer prices.
Presented in the following illustration are planned capital expenditures of $12.2 billion that Consumers expects to make from 2020 through 2024:
Of this amount, Consumers plans to spend $9.4 billion over the next five years to maintain and upgrade its gas infrastructure and electric distribution systems in order to enhance safety and reliability, improve customer satisfaction, and reduce energy waste on those systems. The gas infrastructure projects comprise $5.0 billion to sustain deliverability and enhance pipeline integrity and safety. These projects, which involve replacement of mains and services and enhancement of transmission and storage systems, should reduce the minor quantity of methane emissions released as gas is transported. The electric distribution projects comprise $4.4 billion to strengthen circuits and substations and replace poles. Consumers also expects to spend $2.8 billion on electric supply projects, primarily new renewable generation.
Regulation: Regulatory matters are a key aspect of Consumers’ business, particularly rate cases and regulatory proceedings before the MPSC, which permit recovery of new investments while helping to ensure that customer rates are fair and affordable. Important regulatory events and developments not already discussed are summarized below.

•
2018 Electric Rate Case: In May 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $58 million, based on a 10.75 percent authorized return on equity. In October 2018, Consumers reduced its requested annual rate increase to $44 million. In January 2019, the MPSC approved a settlement agreement authorizing an annual rate decrease of $24 million, based on a 10.0 percent authorized return on equity. With the elimination of the

$113 million TCJA credit to customer bills, the approved settlement agreement resulted in an $89 million net increase in annual rates. The settlement agreement also provided for deferred accounting treatment for distribution-related capital investments exceeding certain amounts. Consumers also agreed to not file a new electric rate case prior to January 2020.

•
2018 Gas Rate Case: In November 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $229 million, based on a 10.75 percent authorized return on equity. In April 2019, Consumers reduced its requested annual rate increase to $204 million. In September 2019, the MPSC approved an annual rate increase of $144 million, based on a 9.9 percent authorized return on equity. This increase includes a $13 million adjustment to begin returning net regulatory tax liabilities associated with the TCJA to customers. The MPSC also approved the continuation of a revenue decoupling mechanism, which annually reconciles Consumers’ actual weather-normalized, non‑fuel revenues with the revenues approved by the MPSC.

•
2019 Gas Rate Case: In December 2019, Consumers filed an application with the MPSC seeking an annual rate increase of $245 million, based on a 10.5 percent authorized return on equity. The filing also seeks approval of a revenue decoupling mechanism that would annually reconcile Consumers’ actual weather-normalized non‑fuel revenues with the revenues approved by the MPSC.

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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
Years Ended December 31	2019	2018	2017
Net Income Available to Common Stockholders	$680	$657	$460
Basic Earnings Per Average Common Share	$2.40	$2.33	$1.64
Diluted Earnings Per Average Common Share	$2.39	$2.32	$1.64

In Millions
Years Ended December 31	2019	2018	Change	2018	2017	Change
Electric utility	$509	$535	$(26)	$535	$455	$80
Gas utility	233	169	64	169	173	(4)
Enterprises	33	34	(1)	34	(27)	61
EnerBank	49	38	11	38	28	10
Corporate interest and other	(144)	(119)	(25)	(119)	(169)	50
Net Income Available to Common Stockholders	$680	$657	$23	$657	$460	$197

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2019 versus 2018:

In Millions
Year Ended December 31, 2018		$657
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$(36)
Gas sales	12
Electric rate increase	56
Gas rate increase	66
Gain on sale of transmission equipment, net of voluntary gain sharing[1]	13
Lower pipeline integrity expenses	9
Lower distribution and transmission expenses	6
Depreciation and amortization	(39)
Higher service restoration costs	(28)
Absence of 2018 income tax benefit associated with electric cost of removal[2]	(26)
Higher property tax, reflecting higher capital spending	(14)
Absence of 2018 research and development tax credits[2]	(9)
Absence of 2018 settlement of a property tax appeal related to the J.H. Campbell plant	(7)
Other	35	$38
Enterprises
Gain on sale of transmission equipment[1]	12
Lower expenses from legacy obligations, net	4
Lower earnings due primarily to lower capacity revenue and higher operating and maintenance costs	(17)	(1)
EnerBank
Higher earnings based on growth in consumer lending		11
Corporate interest and other
Absence of 2018 loss on early extinguishment of debt	12
2019 tax deductions primarily attributable to asset sales	4
Accrual for legacy legal obligation[3]	(22)
Higher fixed charges due to higher debt	(18)
Higher administrative and other expenses	(1)	(25)
Year Ended December 31, 2019		$680

[1]	See Note 3, Regulatory Matters and Note 22, Asset Sales and Exit Activities.

[2]	See Note 14, Income Taxes.

[3]	See Note 4, Contingencies and Commitments—CMS Energy Contingencies—Gas Index Price Reporting Litigation.
For specific after-tax changes to net income available to common stockholders for 2018 versus 2017, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—CMS Energy Consolidated Results of Operations, in the Form 10‑K for the fiscal year ended December 31, 2018, filed February 5, 2019.

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for 2019 versus 2018 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
Year Ended December 31, 2018		$535
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including the impacts of the January 2019 order	$83
Lower sales due primarily to unfavorable weather	(65)
Effect of new leases accounting standard[2]	12
Other revenues	6	$36
Maintenance and other operating expenses
Gain on sale of transmission equipment, net of voluntary gain sharing[3]	17
Lower other distribution, transmission, and generation expenses	13
Litigation settlement	8
Higher service restoration costs from 2019 winter storms	(38)	—
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(31)
General taxes
Absence of 2018 settlement of a property tax appeal related to the J.H. Campbell plant	(9)
Higher property tax, reflecting higher capital spending	(6)
Lower other general taxes	1	(14)
Other income, net of expenses
Lower donations in 2019	6
Higher other income, net of expenses	6	12
Interest charges
Effect of new leases accounting standard[2]	(12)
Lower PSCR and other interest charges	8	(4)
Income taxes
Absence of 2018 income tax benefit associated with cost of removal[4]	(26)
Absence of 2018 research and development tax credits[4]	(8)
Lower other income taxes	9	(25)
Year Ended December 31, 2019		$509

[1]	Deliveries to end-use customers were 36.8 billion kWh in 2019 and 38.2 billion kWh in 2018.

[2]
Under the provisions of ASU 2016-02, Leases, fixed energy and capacity costs associated with Consumers’ PPAs that are accounted for as finance leases are presented as amortization and interest expense, rather than purchased power expense. See Note 10, Leases and Palisades Financing for more information about Consumers’ leases.

[3]	See Note 3, Regulatory Matters and Note 22, Asset Sales and Exit Activities.

[4]	See Note 14, Income Taxes.

For detailed changes to the electric utility’s net income available to common stockholders for 2018 versus 2017, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consumers Electric Utility Results of Operations, in the Form 10-K for the fiscal year ended December 31, 2018, filed February 5, 2019.
Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for 2019 versus 2018 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
Year Ended December 31, 2018		$169
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase, including the impacts of the September 2019 order	$83
Higher sales, due primarily to colder weather	16	$99
Maintenance and other operating expenses
Lower pipeline integrity expenses	12
Higher leak repair and survey expenses	(4)
Lower maintenance and other operating expenses	4	12
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(22)
General taxes
Higher property tax, reflecting higher capital spending		(14)
Other income, net of expenses
Lower donations in 2019	4
Higher AFUDC interest income and other income, net of expenses	7	11
Interest charges		(4)
Income taxes
Higher gas utility pre-tax earnings	(22)
Lower other income taxes	4	(18)
Year Ended December 31, 2019		$233

[1]	Deliveries to end-use customers were 313 bcf in 2019 and 310 bcf in 2018.
For detailed changes to the gas utility’s net income available to common stockholders for 2018 versus 2017, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consumers Gas Utility Results of Operations, in the Form 10-K for the fiscal year ended December 31, 2018, filed February 5, 2019.

Enterprises Results of Operations
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for 2019 versus 2018:

In Millions
Year Ended December 31, 2018	$34
Reason for the change
Gain on sale of transmission equipment[1]	$12
Lower expenses from legacy obligations, net	4
Lower earnings due primarily to lower capacity revenue and higher operating and maintenance costs	(17)
Year Ended December 31, 2019	$33

[1]	See Note 22, Asset Sales and Exit Activities.
For detailed after-tax changes to the enterprises segment’s net income available to common stockholders for 2018 versus 2017, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Enterprises Results of Operations, in the Form 10-K for the fiscal year ended December 31, 2018, filed February 5, 2019.
EnerBank Results of Operations
Presented in the following table are the detailed after-tax changes to EnerBank’s net income available to common stockholders for 2019 versus 2018:

In Millions
Year Ended December 31, 2018	$38
Reason for the change
Higher earnings based on growth in consumer lending	$11
Year Ended December 31, 2019	$49
Presented in the following table are the detailed after-tax changes to EnerBank’s net income available to common stockholders for 2018 versus 2017:

In Millions
Year Ended December 31, 2017	$28
Reasons for the change
Reduction of corporate income tax rate due to the impacts of the TCJA[1]	$7
Deferred income tax adjustment due to the TCJA, primarily the absence of the 2017 adjustment[1]	3
Year Ended December 31, 2018	$38

[1]	See Note 14, Income Taxes.

Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for 2019 versus 2018:

In Millions
Year Ended December 31, 2018	$(119)
Reasons for the change
Absence of 2018 loss on early extinguishment of debt	$12
2019 tax deductions primarily attributable to asset sales	4
Accrual for legacy legal obligation[1]	(22)
Higher fixed charges due to higher debt	(18)
Higher administrative and other expenses	(1)
Year Ended December 31, 2019	$(144)

[1]	See Note 4, Contingencies and Commitments—CMS Energy Contingencies—Gas Index Price Reporting Litigation.
Presented in the following table are the detailed after-tax changes to corporate interest and other results for 2018 versus 2017:

In Millions
Year Ended December 31, 2017	$(169)
Reasons for the change
Deferred income tax adjustment due to the TCJA, primarily the absence of the 2017 adjustment[1]	$55
2017 elimination of an intercompany gain on the donation of CMS Energy stock[2]	9
Lower fixed charges and administrative and other expenses	2
Lower tax benefit due to the impacts of the TCJA[1]	(16)
Year Ended December 31, 2018	$(119)

[1]	See Note 14, Income Taxes.

[2]	Eliminated on CMS Energy’s consolidated statements of income.

Cash Position, Investing, and Financing
At December 31, 2019, CMS Energy had $157 million of consolidated cash and cash equivalents, which included $17 million of restricted cash and cash equivalents. At December 31, 2019, Consumers had $28 million of consolidated cash and cash equivalents, which included $17 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for 2019 versus 2018:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2018	$1,703
Reasons for the change
Higher net income	$23
Non‑cash transactions[1]	(40)
Lower postretirement benefits contributions	242
Unfavorable impact of changes in core working capital,[2] due primarily to lower accounts payable and lower AMT credit refunds,[3] offset partially by higher customer collections and lower gas inventories	(31)
Unfavorable impact of changes in other assets and liabilities, due primarily to refunds to customers related to the TCJA and self-implemented electric rates	(107)
Year Ended December 31, 2019	$1,790
Consumers
Year Ended December 31, 2018	$1,449
Reasons for the change
Higher net income	$38
Non‑cash transactions[1]	(77)
Lower postretirement benefits contributions	235
Unfavorable impact of changes in core working capital,[2] due primarily to lower accounts payable, offset partially by higher customer collections and lower gas inventories	(16)
Unfavorable impact of changes in other assets and liabilities, due primarily to refunds to customers related to the TCJA and self-implemented electric rates	(28)
Year Ended December 31, 2019	$1,601

[1]
Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, bad debt expense, and other non‑cash operating activities and reconciling adjustments.

[2]	Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

[3]	CMS Energy received alternative minimum tax (AMT) credit refunds of $68 million in 2019 and $125 million in 2018.
For specific components of net cash provided by operating activities for 2018 versus 2017, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Position, Investing, and Financing—Operating Activities, in the Form 10-K for the fiscal year ended December 31, 2018, filed February 5, 2019.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for 2019 versus 2018:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2018	$(2,606)
Reasons for the change
Higher capital expenditures at Consumers, offset partially by the absence of the 2018 purchase of a wind generation project	$(30)
Changes in EnerBank notes receivable, reflecting growth in consumer lending	(94)
Higher purchases of notes receivable by EnerBank	(118)
Absence of 2018 proceeds from DB SERP investments[1]	(146)
Proceeds from sale of EnerBank notes receivable	67
Proceeds from sale of transmission equipment in 2019[2]	97
Other investing activities, primarily lower costs to retire property	14
Year Ended December 31, 2019	$(2,816)
Consumers
Year Ended December 31, 2018	$(1,971)
Reasons for the change
Higher capital expenditures	$(263)
Proceeds from sale of transmission equipment in 2019[2]	77
Other investing activities, primarily lower costs to retire property	20
Year Ended December 31, 2019	$(2,137)

[1]	See Note 7, Financial Instruments.

[2]	See Note 22, Asset Sales and Exit Activities
For specific components of net cash used in investing activities for 2018 versus 2017, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Position, Investing, and Financing—Investing Activities, in the Form 10-K for the fiscal year ended December 31, 2018, filed February 5, 2019.

Financing Activities
Presented in the following table are specific components of net cash provided by financing activities for 2019 versus 2018:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2018	$874
Reasons for the change
Lower debt issuances	$(616)
Lower debt retirements	585
Increases in EnerBank certificates of deposit, reflecting higher borrowings	118
Lower repayments under Consumers’ commercial paper program	66
Lower issuances of common stock under the continuous equity offering program	(29)
Higher payments of dividends on common and preferred stock	(29)
Lower debt prepayment costs	28
Other financing activities, primarily lower debt issuance costs and higher customer advances for construction	11
Year Ended December 31, 2019	$1,008
Consumers
Year Ended December 31, 2018	$513
Reasons for the change
Lower debt issuances	$(1,113)
Lower debt retirements	652
Lower repayments under Consumers’ commercial paper program	66
Higher stockholder contribution from CMS Energy	425
Higher payments of dividends on common and preferred stock	(61)
Lower debt prepayment costs	12
Other financing activities, primarily lower debt issuance costs and higher customer advances for construction	14
Year Ended December 31, 2019	$508
For specific components of net cash provided by (used in) financing activities for 2018 versus 2017, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Position, Investing, and Financing—Financing Activities, in the Form 10-K for the fiscal year ended December 31, 2018, filed February 5, 2019.

Capital Resources and Liquidity
CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization—Dividend Restrictions. For the year ended December 31, 2019, Consumers paid $592 million in dividends on its common stock to CMS Energy.
As a result of a provision in the TCJA, CMS Energy is required to recover all alternative minimum tax credits over four years through offsets of regular tax and through cash refunds. CMS Energy expects to be able to offset regular tax primarily through the use of federal net operating loss carryforwards and, accordingly, receive alternative minimum tax credit refunds through 2021. Another provision in the TCJA excludes rate-regulated utilities from 100 percent cost expensing of certain property. This provision will cause Consumers to make higher tax-sharing payments to CMS Energy, which in turn might permit CMS Energy to maintain lower levels of debt in order to invest in its businesses, pay dividends, and fund its general obligations. Consumers expects to have sufficient funding sources available to issue credits to customers for all impacts of the TCJA.
In 2018, CMS Energy entered into an equity offering program under which it may sell, from time to time, shares of CMS Energy common stock having an aggregate sales price of up to $250 million. Under this program, CMS Energy may sell its common stock in privately negotiated transactions, in “at the market” offerings, through forward sales transactions or otherwise. CMS Energy has entered into forward sales contracts having an aggregate sales price of $250 million. These contracts allow CMS Energy to either physically settle the contracts by issuing shares of its common stock at the then-applicable forward sale price specified by the agreement or net settle the contracts through the delivery or receipt of cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock. For more information on the forward sale contracts, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization—Issuance of Common Stock.
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
At December 31, 2019, CMS Energy had $544 million of its revolving credit facility available and Consumers had $1.1 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At December 31, 2019, there were $90 million commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization.
Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At December 31, 2019, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of December 31, 2019, as presented in the following table:

Credit Agreement, Indenture, or Facility	Limit		Actual
CMS Energy, parent only
Debt to EBITDA¹	<	6.25 to 1.0	4.6 to 1.0
Consumers
Debt to Capital²	<	0.65 to 1.0	0.48 to 1.0

[1]	Applies to CMS Energy’s $550 million revolving credit agreement.

[2]	Applies to Consumers’ $850 million and $250 million revolving credit agreements and its $30 million and $35 million reimbursement agreements.
Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities. CMS Energy’s and Consumers’ present level of cash and expected cash flows from operating activities, together with access to sources of liquidity, are anticipated to be sufficient to fund the companies’ contractual obligations for 2020 and beyond.

Contractual Obligations: Presented in the following table are CMS Energy’s and Consumers’ contractual obligations. The table excludes all amounts classified as current liabilities on CMS Energy’s and Consumers’ consolidated balance sheets, other than the current portion of long-term debt, leases, and other financing.

In Millions
	Payments Due
December 31, 2019	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
CMS Energy, including Consumers
Long-term debt	$13,188	$1,111	$1,892	$1,477	$8,708
Interest payments on long-term debt	10,863	480	897	777	8,709
Finance leases and other financing	220	37	59	34	90
Operating leases	67	11	16	5	35
AROs	1,652	75	50	53	1,474
Deferred investment tax credit	120	5	10	10	95
Environmental liabilities	131	17	36	21	57
Long-term payables	34	3	22	3	6
Purchase obligations
Total PPAs	9,336	1,030	1,785	1,213	5,308
Other¹	3,244	1,685	971	409	179
Total contractual obligations	$38,855	$4,454	$5,738	$4,002	$24,661
Consumers
Long-term debt	$7,322	$202	$680	$686	$5,754
Interest payments on long-term debt	5,919	276	538	482	4,623
Finance leases and other financing	220	37	59	34	90
Operating leases	56	9	13	5	29
AROs	1,638	75	50	53	1,460
Deferred investment tax credit	120	5	10	10	95
Environmental liabilities	73	12	28	13	20
Purchase obligations
PPAs
MCV PPA	3,295	313	559	426	1,997
Palisades PPA	899	388	511	—	—
Related-party PPAs²	472	71	146	149	106
Other PPAs	4,670	258	569	638	3,205
Total PPAs	9,336	1,030	1,785	1,213	5,308
Other¹	2,865	1,638	890	336	1
Total contractual obligations	$27,549	$3,284	$4,053	$2,832	$17,380

[1]
Long-term contracts for the purchase of commodities and related services, and construction and service agreements. The commodities and related services include natural gas and coal and associated transportation.

[2]	Long-term PPAs from certain affiliates of CMS Enterprises.
CMS Energy and Consumers also have recognized non‑current liabilities for which the timing of payments cannot be reasonably estimated. These items, which are excluded from the table above, include regulatory liabilities, deferred income taxes, workers’ compensation liabilities, accrued liabilities under renewable energy programs, and other liabilities. Retirement benefits are also excluded from the table above. For details related to benefit payments, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12, Retirement Benefits.
Off-Balance-Sheet Arrangements: CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Additionally, CMS Energy has entered into forward sales contracts to sell its common stock in order to invest in its utility and non-utility businesses; these contracts have an aggregate sales price of $250 million and mature in 2020. For additional details on the companies’ indemnity and guarantee arrangements, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments—Guarantees. For additional details on letters of credit and CMS Energy’s forward sales contracts, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization.
Capital Expenditures: Over the next five years, Consumers expect to make substantial capital investments. Consumers may revise its forecasts of capital expenditures periodically due to a number of factors, including environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital. Presented in the following table are Consumers’ estimated capital expenditures, including lease commitments, for 2020 through 2024:

In Billions
	2020	2021	2022	2023	2024	Total
Consumers
Electric utility operations	$1.3	$1.6	$1.4	$1.4	$1.5	$7.2
Gas utility operations	0.9	1.1	0.9	1.1	1.0	5.0
Total Consumers	$2.2	$2.7	$2.3	$2.5	$2.5	$12.2
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
In June 2018, Consumers filed an IRP with the MPSC detailing its Clean Energy Plan. In March 2019, Consumers and a broad coalition of key stakeholders, including business customers, environmental groups, the MPSC Staff, and the Michigan Attorney General, filed an agreement settling the IRP with the MPSC and the MPSC approved it in June 2019.

Through its Clean Energy Plan, Consumers expects to reduce carbon emissions of its owned generation by more than 90 percent from its 2005 levels by 2040 and eliminate the use of coal to generate electricity by 2040. Specifically, the Clean Energy Plan provides for:

•	the retirement of the D.E. Karn 1 & 2 coal-fueled generating units, totaling 503 MW, in 2023

•	the continued assessment in future IRP filings concerning the retirement of the J.H. Campbell 1 & 2 coal-fueled generating units, totaling 609 MW, in 2025 or earlier
Under the Clean Energy Plan, Consumers will replace the capacity to be retired with:

•	increased demand response programs

•	increased energy efficiency

•	increased renewable energy generation

•	conservation voltage reduction

•	increased pumped storage
Consumers will competitively bid new capacity and at least 50 percent of the new capacity will be built and owned by third parties; the remainder will be owned and operated by Consumers. In support of its Clean Energy Plan, Consumers issued a request for proposals in September 2019 to acquire up to 300 MW of new capacity from projects to be operational in Michigan’s Lower Peninsula by May 2022. Specifically, Consumers solicited offers to enter into PPAs with or purchase solar generation projects ranging in size from 20 MW to 150 MW and to enter into PPAs with PURPA qualifying facilities up to 20 MW. Any contracts entered into as a result of the request for proposals would be subject to MPSC approval.
As approved by the MPSC, the IRP allows Consumers to earn a financial incentive on PPAs approved by the MPSC after January 1, 2019. Additionally, the IRP allows for recovery of significant increases in demand response costs. The MPSC separately approved an associated financial incentive for exceeding certain demand response targets. Consumers is required to file a new IRP by June 2021.
PURPA: PURPA requires Consumers to purchase power from qualifying cogeneration and small power production facilities at a price approved by the MPSC that is meant to represent Consumers’ “avoided cost” of generating power or purchasing power from another source. In 2017, the MPSC issued an order establishing an avoided-cost methodology for determining the price that Consumers must pay to purchase power under PURPA. Among other things, the MPSC’s order changed the basis of Consumers’ avoided cost from the cost of coal-fueled generating units to that of natural gas-fueled generating units.
In order to address various complaints raised concerning the 2017 order, Consumers and various PURPA developers filed a settlement agreement with the MPSC in August 2019. Under the settlement agreement, which the MPSC approved in September 2019, Consumers will enter into contracts to purchase 584 MW of power from qualifying solar generation projects by September 2023. Of this amount, 170 MW will be purchased at the full avoided-cost rates set in the 2017 order. The remaining 414 MW will be purchased at a capacity payment equal to the MISO planning resource auction price and a designated energy price previously approved by the MPSC.
In the approved IRP settlement agreement, Consumers agreed to a new method of calculating avoided cost going forward, based on a competitive bidding process that will enable Consumers to purchase energy from new generation at competitive prices and mitigate the risk of forced purchases of unneeded or uneconomical renewable generation.
In September 2019, FERC issued a notice of proposed rulemaking that could result in modifications to the present federal regulations implementing PURPA. Among other things, the proposal would change the rules for measuring the size of qualifying facilities and determining whether certain PURPA projects have access to wholesale markets. The proposal would also provide states with more flexibility to set the prices paid to PURPA projects. Consumers does not anticipate the proposed rulemaking will affect the PURPA projects with which it has agreements. Consumers cannot predict the outcome of this proposed rulemaking.
Renewable Energy Plan: The 2016 Energy Law raised the renewable energy standard to 15 percent in 2021, with an interim target of 12.5 percent in 2019. Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least the required percentage of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers expects to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years. Consumers met the interim target of 12.5 percent for 2019 and will demonstrate its compliance by filing the 2019 renewable energy cost reconciliation with the MPSC in June 2020.
In conjunction with its renewable energy plan, a third phase of Consumers’ Cross Winds® Energy Park, with nameplate capacity of 76 MW, began operations in December 2019. This project qualifies for certain federal production tax credits, generating cost savings that will be passed on to customers.
In February 2019, the MPSC issued an order ruling on amendments Consumers had requested to its renewable energy plan, and approved the acquisition of up to 525 MW of new wind generation projects. Under the renewable energy plan, Consumers is authorized to earn a 10.7 percent return on equity on any projects approved by the MPSC. Also in February 2019, the MPSC approved an agreement under which Consumers purchased a wind generation project under development, with capacity of up to 150 MW, in Gratiot County, Michigan. Consumers began on-site construction of this project during the fourth quarter of 2019 and expects that it will be complete and operational in 2020.
In June 2019, Consumers entered into an agreement to purchase a wind generation project under development in Hillsdale, Michigan, with capacity of up to 166 MW. Under the agreement, which the MPSC unconditionally approved in December 2019, Consumers expects to take full ownership and begin commercial operation of the project in 2020. Additionally, in September 2019, the MPSC approved a 20‑year agreement under which Consumers will purchase 100 MW of renewable capacity, energy, and RECs from a 149‑MW solar generating facility to be constructed in Calhoun County, Michigan. The facility is expected to be operational in 2021. These agreements resulted from a request for proposals that Consumers issued in June 2018 to acquire up to 400 MW of wind generation projects and up to 100 MW of solar generation projects in Michigan.
Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are seasonal and largely dependent on Michigan’s economy. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment. In addition, Consumers’ electric rates, which follow a seasonal rate design, are higher in the summer months than in the remaining months of the year. Beginning in June 2020, electric residential customers will transition to a summer peak time-of-use rate that will allow them to take advantage of lower-cost energy during off-peak times during the summer months. Thus, customers could reduce their electric bills by shifting their consumption from on-peak to off-peak times.

Consumers expects weather-normalized electric deliveries over the next five years to decrease slightly. This outlook reflects the effects of energy waste reduction programs and appliance efficiency standards offset largely by modest growth in electric demand. Actual delivery levels will depend on:

•	energy conservation measures and results of energy waste reduction programs

•	weather fluctuations

•	Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent, with certain exceptions. At December 31, 2019, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.8 million electric customers, 285 customers, or 0.02 percent, purchased electric generation service under the ROA program.
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
In June 2018, the MPSC issued an order requiring all electric suppliers to demonstrate that a portion of the capacity procured to serve customers during peak demand times is located in the MISO footprint in Michigan’s Lower Peninsula. In July 2018, the Michigan Court of Appeals issued a decision that the MPSC does not have statutory authority to implement such a requirement for alternative electric suppliers. Consumers believes the 2016 Energy Law does give such authorization to the MPSC. The MPSC and Consumers have filed applications for leave to appeal the Court of Appeals’ decision to the Michigan Supreme Court. In June 2019, the Michigan Supreme Court issued orders directing the filing of supplemental briefs and the scheduling of oral arguments in the case, and will ultimately decide whether to consider and rule on the appeals. Oral arguments occurred in November 2019, and the Michigan Supreme Court will issue an order on the application for leave to appeal.
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters.
PSCR Plan: Consumers submitted its 2020 PSCR plan to the MPSC in September 2019 and, in accordance with its proposed plan, self-implemented the 2020 PSCR charge beginning in January 2020.
Electric Environmental Outlook: Consumers’ operations are subject to various state and federal environmental laws and regulations. Consumers estimates that it will incur capital expenditures of $275 million from 2020 through 2024 to continue to comply with RCRA, the Clean Water Act, the Clean Air Act, and numerous state and federal environmental regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters.

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
In 2012, the EPA published emission standards for electric generating units, known as MATS, based on Section 112 of the Clean Air Act. Under MATS, all of Consumers’ existing coal-fueled electric generating units were required to add additional controls for hazardous air pollutants. Consumers met the extended deadline of April 2016 for five coal-fueled units and two oil/gas-fueled units it continues to operate and retired its seven remaining coal-fueled units. MATS is presently being litigated. In addition, in December 2018, the EPA proposed changes to the supporting analysis used to justify MATS, but did not propose any changes to the MATS regulations. Any changes resulting from litigation or rulemaking are expected to be minor and should not impact Consumers’ MATS compliance strategy. If the MATS regulations were repealed, Consumers would then be required to comply with the Michigan Mercury Rule, which has similar requirements to MATS. In addition, Consumers must comply with its settlement agreement with the EPA entered into in 2014 concerning opacity and NSR, which has similar emission requirements to MATS.
In 2015, the EPA lowered the NAAQS for ozone. The new ozone NAAQS will make it more difficult to construct or modify power plants and other emission sources in areas of the country that have not met the new ozone standard. In April 2018, the EPA designated certain areas of Michigan as not meeting the new standard with an August 2018 effective date. None of Consumers’ fossil-fuel-fired generating units are located in these areas. Some of Consumers’ compressor stations are located in areas impacted by the rule, but Consumers expects only minor permitting impacts if those units are modified in the future. Consumers does not expect that any litigation involving NAAQS for ozone will have a material adverse impact on its generating assets.
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
In June 2019, the EPA finalized the Affordable Clean Energy rule. The rule requires individual states to evaluate coal‑fueled power plants for heat‑rate improvements that could increase overall plant efficiency. The evaluations to be performed by the State of Michigan under the final rule may require Consumers to make heat-rate improvements at its remaining coal-fueled units beginning in the mid‑2020s. This rule is presently being litigated. Consumers cannot evaluate the potential impact of the rule until the State of Michigan completes its evaluations.
In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. Although the U.S. has begun the process of withdrawing from the Paris Agreement, it has stated a desire to renegotiate a new agreement in the future. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events.
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
Litigation, international treaties, federal laws and regulations (including regulations by the EPA), and state laws and regulations, if enacted or ratified, could ultimately require Consumers to replace equipment, install additional emission control equipment, purchase emission allowances or credits, curtail operations, arrange for alternative sources of supply, mothball or retire facilities that generate certain emissions, pursue energy efficiency or demand response measures more swiftly, or take other steps to manage or lower the emission of greenhouse gases. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
CCRs: In 2015, the EPA published a final rule regulating CCRs under RCRA. The final rule adopts minimum standards for beneficially reusing and disposing of non‑hazardous CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information, including any groundwater protection standard exceedances. The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non‑CCR wastewater and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. Consumers has aligned with EGLE on closure plans for each of its unlined ash ponds to ensure coordination between federal and state requirements. The unlined ash ponds have ceased operation and have been replaced with double-lined ash ponds or concrete tanks. Significant closure work has been completed at the remaining ash ponds.
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
Water: Multiple water-related regulations apply, or may apply, to Consumers.
The EPA regulates cooling water intake systems of existing electric generating plants under Section 316(b) of the Clean Water Act and the corresponding rules that were revised in 2014. The rules are aimed at reducing alleged harmful impacts on aquatic organisms, such as fish. In April 2018, Consumers submitted to EGLE for review and approval all required studies and recommended plans to comply with Section 316(b), but has not yet received final approval.
In 2015, the EPA released its final effluent limitation guidelines for steam electric generating plants. These guidelines, which are presently being litigated, set stringent new requirements for the discharge from electric generating units into wastewater streams. In 2017, the EPA announced that it will undertake a rulemaking to replace specific portions of the rule and proposed delaying the compliance start dates for two years, but maintained the compliance end dates. Additional rulemaking began in November 2019 and will continue in 2020. Consumers does not expect any adverse changes to its environmental strategy as a result of any revisions to the rule.
In recent years, the EPA and the U.S. Army Corps of Engineers have proposed rules redefining “Waters of the United States,” which defines the scope of federal jurisdiction under the Clean Water Act, and other changes to the Clean Water Act regulations. For example, the EPA recently finalized a rule repealing the 2015 definition of “Waters of the United States” and, in January 2020, released a rule with its new definition. These rules are presently being, or are likely to be, litigated.
A final definition would change the scope of water and wetlands regulations under the Clean Water Act. The EPA has delegated authority to manage the Michigan wetlands program to EGLE for a large portion of Consumers’ service territory, but dual jurisdiction exists between the EPA and the U.S. Army Corps of Engineers in some locations in Michigan. As a result, regardless of the ultimate outcome of the EPA’s rules, Consumers expects to continue to operate under Michigan’s wetlands regulations, and under the applicable state and federal water jurisdictional regulations. Thus, Consumers does not expect any material adverse changes to its environmental strategy as a result of these events, but under an expanded federal definition, could experience permitting delays for infrastructure projects where dual jurisdiction exists.

Many of Consumers’ facilities maintain NPDES permits, which are renewed every five years and are vital to the facilities’ operations. Failure of EGLE to renew any NPDES permit, a successful appeal against a permit, a change in the interpretation or scope of NPDES permitting, or onerous terms contained in a permit could have a significant detrimental effect on the operations of a facility.
Other Matters: Other electric environmental matters could have a material impact on Consumers’ outlook. For additional details on other electric environmental matters, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments—Consumers Electric Utility Contingencies—Electric Environmental Matters.
Retention Incentive Program: In October 2019, Consumers announced a retention incentive program to ensure necessary staffing at the D.E. Karn generating complex through the anticipated retirement of the coal-fueled electric generating units. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2023 is estimated to be $35 million. Consumers expects to recognize $15 million of expense related to retention and severance benefits in 2020. Consumers will seek recovery of these costs from customers. For additional details on this program, see Note 22, Asset Sales and Exit Activities.
Consumers Gas Utility Outlook and Uncertainties
Gas Deliveries: Consumers’ gas customer deliveries are seasonal. The peak demand for natural gas typically occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel. Consumers expects weather-normalized gas deliveries over the next five years to remain stable relative to 2019. This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this expectation as a result of:

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

Gas Rate Case: In December 2019, Consumers filed an application with the MPSC seeking an annual rate increase of $245 million, based on a 10.5 percent authorized return on equity and a projected twelve-month period ending September 30, 2021. The filing requests authority to recover new infrastructure investment and related costs that will allow Consumers to improve system safety and reliability. Presented in the following table are the components of the requested increase in revenue:

In Millions
Projected Twelve-Month Period Ending September 30	2021
Components of the requested rate increase
Investment in rate base	$126
Operating and maintenance costs	91
Cost of capital	26
Sales	2
Total	$245
The filing also seeks approval of a revenue decoupling mechanism that would annually reconcile Consumers’ actual weather-normalized non‑fuel revenues with the revenues approved by the MPSC.
GCR Plan: Consumers submitted its 2020-2021 GCR plan to the MPSC in December 2019 and, in accordance with its proposed plan, expects to self-implement the 2020-2021 GCR charge beginning in April 2020.
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
In 2016, PHMSA published an interim final rule that established minimum federal safety standards for underground natural gas storage facilities. To comply with the interim rule, Consumers incurred increased capital and operating and maintenance costs to expand inspections, maintenance, and monitoring of its underground gas storage facilities. PHMSA expects to finalize additional requirements in early 2020.
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
Greenhouse Gases: Consumers is making voluntary efforts to reduce its gas utility’s methane emissions. In October 2019, Consumers set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Under its Methane Reduction Plan, Consumers plans to reduce methane emissions from its system by about 80 percent by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will be eliminated by purchasing and/or producing renewable natural gas.
There is also increasing interest at the federal, state, and local levels involving potential regulation of greenhouse gases or its sources, which include methane emissions and carbon dioxide from Consumers’ gas utility. Such regulation, if adopted, may involve requirements to reduce methane emissions from natural gas use. No such measures apply to Consumers at this time. Consumers continues to monitor these initiatives and comment as appropriate. Consumers cannot predict the impact of any potential future legislation or regulation on its gas utility.
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

•
removed limits on investments under the program and provided for a higher return on those investments; together, these provisions effectively doubled the financial incentives Consumers may earn for exceeding the statutory targets

•
established a goal of 35 percent combined renewable energy and energy waste reduction by 2025; Consumers has achieved 22 percent of the combined renewable energy and energy waste reduction goal through 2019

Under its energy waste reduction plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs.
Enterprises Outlook and Uncertainties
CMS Energy’s primary focus with respect to its enterprises businesses is to maximize the value of generating assets, its share of which represents 1,234 MW of capacity, and to pursue opportunities for the development of renewable generation projects.
The enterprises segment’s assets may be affected by environmental laws and regulations. The new ozone NAAQS will make it more difficult to construct or modify power plants and other emission sources in areas of the country that have not met the new ozone standard. In April 2018, the EPA designated certain areas of Michigan as not meeting the new standard with an August 2018 effective date. The enterprises segment’s DIG plant located in Dearborn, Michigan is in one such area and, as a result, would be subject to additional permitting restrictions in the event of any future modifications. For additional details regarding the new ozone NAAQS, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
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
EnerBank Outlook and Uncertainties
EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans, largely for financing home improvements. The carrying value of EnerBank’s loan portfolio was $2.5 billion at December 31, 2019. The 12-month rolling average net default rate on loans held by EnerBank was 1.2 percent at December 31, 2019. EnerBank expects lending growth of up to ten percent annually over the next five years.
EnerBank’s loan portfolio was funded primarily by certificates of deposit of $2.4 billion. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of December 31, 2019. For additional details regarding EnerBank’s loan portfolio, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 8, Notes Receivable.
Other Outlook and Uncertainties
Employee Separation Program: In December 2019, CMS Energy and Consumers announced a voluntary separation program for non-union employees. Under the program, employees elected to request separation, and management decided which requests to accept. In January 2020, management communicated its decisions to affected employees, who will have 45 days to decide whether to separate. CMS Energy and Consumers estimate that they will recognize an after-tax charge of up to $10 million in 2020 related to the program. As a result of the program, however, CMS Energy and Consumers expect to benefit from future cost savings, as employee staffing levels will be better matched to workload demand, which reflects the companies’ ongoing workforce productivity improvements.
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
Derivative Instruments: CMS Energy and Consumers account for certain contracts as derivative instruments. If a contract is a derivative and does not qualify for the normal purchases and sales exception, it is recorded on the consolidated balance sheets at its fair value. At CMS Energy, if the derivative is accounted for as a cash flow hedge, unrealized gains and losses from changes in the fair value of the derivative are recognized in AOCI and subsequently recognized in earnings when the hedged transactions impact earnings. If the derivative is accounted for as a fair value hedge, changes in the fair value of the derivative and changes in the fair value of the hedged item due to the hedged risk are recognized in earnings. For the FTRs at Consumers, changes in fair value are deferred as regulatory assets or liabilities.
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
Presented in the following table are estimates of costs and cash contributions through 2022 for the DB Pension Plans and OPEB Plan. Actual future costs and contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.

In Millions
	DB Pension Plans		OPEB Plan
	Cost	Contribution¹	Credit	Contribution
CMS Energy, including Consumers
2020	$29	$531	$(92)	$—
2021	13	—	(93)	—
2022	5	—	(94)	—
Consumers[2]
2020	$30	$518	$(86)	$—
2021	14	—	(87)	—
2022	7	—	(88)	—

[1]	Contribution occurred in January 2020.

[2]	Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.
Lowering the expected long-term rate of return on the assets of the DB Pension Plans by 25 basis points would increase estimated pension cost for 2020 by $6 million for both CMS Energy and Consumers. Lowering the PBO discount rates by 25 basis points would increase estimated pension cost for 2020 by $6 million for both CMS Energy and Consumers.
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
Interest-Rate Risk
Long-Term Debt: CMS Energy and Consumers are exposed to interest-rate risk resulting from issuing fixed-rate and variable-rate debt instruments. CMS Energy and Consumers use a combination of these instruments, and may also enter into interest-rate swap agreements, in order to manage this risk and to achieve a reasonable cost of capital.

Presented in the following table is a sensitivity analysis of interest-rate risk on CMS Energy’s and Consumers’ debt instruments, which includes the effects of interest-rate swaps (assuming an adverse change in market interest rates of ten percent):

In Millions
December 31	2019	2018
Fixed-rate financing—potential loss in fair value
CMS Energy, including Consumers	$558	$465
Consumers	355	330
The fair value losses in the above table could be realized only if CMS Energy and Consumers transferred all of their fixed-rate financing to other creditors. The annual earnings exposure related to variable-rate financing was immaterial for both CMS Energy and Consumers at December 31, 2019 and 2018, assuming an adverse change in market interest rates of ten percent.
Notes Receivable: CMS Energy is exposed to interest-rate risk resulting from EnerBank’s fixed-rate installment loans. EnerBank provides unsecured consumer installment loans, largely for financing home improvements.
Presented in the following table is a sensitivity analysis of interest-rate risk on EnerBank’s notes receivable, which includes the effects of interest-rate swaps (assuming an adverse change in market interest rates of ten percent):

In Millions
December 31	2019	2018
Notes receivable—potential loss in fair value	$61	$46
The fair value losses for CMS Energy in the above table could be realized only if EnerBank’s loans were sold to other parties. The annual earnings exposure related to variable-rate interest receipts at EnerBank was immaterial at December 31, 2019 and 2018. For additional details on financial instruments, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7, Financial Instruments.

Item 8.    Financial Statements and Supplementary Data

CMS Energy Corporation
Consolidated Statements of Income

In Millions, Except Per Share Amounts
Years Ended December 31	2019	2018	2017
Operating Revenue	$6,845	$6,873	$6,583

Operating Expenses
Fuel for electric generation	493	528	505
Purchased and interchange power	1,496	1,613	1,503
Purchased power – related parties	75	81	86
Cost of gas sold	769	836	750
Maintenance and other operating expenses	1,448	1,417	1,236
Depreciation and amortization	992	933	881
General taxes	333	303	284
Total operating expenses	5,606	5,711	5,245

Operating Income	1,239	1,162	1,338

Other Income (Expense)
Interest income	7	11	12
Allowance for equity funds used during construction	10	6	5
Income from equity method investees	10	9	15
Nonoperating retirement benefits, net	91	90	24
Other income	4	2	6
Other expense	(13)	(48)	(76)
Total other income (expense)	109	70	(14)

Interest Charges
Interest on long-term debt	439	412	406
Interest expense – related parties	9	—	—
Other interest expense	75	49	34
Allowance for borrowed funds used during construction	(4)	(3)	(2)
Total interest charges	519	458	438

Income Before Income Taxes	829	774	886
Income Tax Expense	147	115	424

Net Income	682	659	462
Income Attributable to Noncontrolling Interests	2	2	2

Net Income Available to Common Stockholders	$680	$657	$460

Basic Earnings Per Average Common Share	$2.40	$2.33	$1.64
Diluted Earnings Per Average Common Share	$2.39	$2.32	$1.64
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2019	2018	2017
Net Income	$682	$659	$462

Retirement Benefits Liability
Net loss arising during the period, net of tax of $(3), $(1), and $(4)	(7)	(4)	(5)
Prior service credit adjustment, net of tax of $-, $-, and $3	—	(1)	4
Amortization of net actuarial loss, net of tax of $1 for all periods	3	4	2
Amortization of prior service credit, net of tax of $-, $(1), and $-	(2)	(1)	(1)

Derivatives
Unrealized loss on derivative instruments, net of tax of $(1), $-, and $-	(3)	(2)	—
Reclassification adjustments included in net income, net of tax of $- for all periods	1	—	—

Other Comprehensive Loss	(8)	(4)	—

Comprehensive Income	674	655	462

Comprehensive Income Attributable to Noncontrolling Interests	2	2	2

Comprehensive Income Attributable to CMS Energy	$672	$653	$460
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2019	2018	2017
Cash Flows from Operating Activities
Net income	$682	$659	$462
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	992	933	881
Deferred income taxes and investment tax credits	150	182	417
Bad debt expense	67	54	49
Other non‑cash operating activities and reconciling adjustments	(58)	22	82
Postretirement benefits contributions	(10)	(252)	(12)
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	45	15	(66)
Inventories	44	14	(46)
Accounts payable and accrued rate refunds	(69)	22	49
Other current and non‑current assets and liabilities	(53)	54	(111)
Net cash provided by operating activities	1,790	1,703	1,705

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(2,104)	(2,074)	(1,665)
Increase in EnerBank notes receivable	(401)	(307)	(138)
Purchase of notes receivable by EnerBank	(343)	(225)	—
Proceeds from DB SERP investments	—	146	—
Proceeds from sale of EnerBank notes receivable	67	—	50
Proceeds from sale of transmission equipment	97	—	—
Cost to retire property and other investing activities	(132)	(146)	(115)
Net cash used in investing activities	(2,816)	(2,606)	(1,868)

Cash Flows from Financing Activities
Proceeds from issuance of debt	2,151	2,767	1,633
Retirement of debt	(1,285)	(1,870)	(980)
Increase in EnerBank certificates of deposit	631	513	47
Decrease in notes payable	(7)	(73)	(228)
Issuance of common stock	12	41	83
Payment of dividends on common and preferred stock	(436)	(407)	(377)
Debt prepayment costs	(8)	(36)	(22)
Other financing costs	(50)	(61)	(46)
Net cash provided by financing activities	1,008	874	110

Net Decrease in Cash and Cash Equivalents, Including Restricted Amounts	(18)	(29)	(53)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	175	204	257

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$157	$175	$204

In Millions
Years Ended December 31	2019	2018	2017
Other cash flow activities and non‑cash investing and financing activities

Cash transactions
Interest paid (net of amounts capitalized)	$498	$458	$418
Income taxes paid (refunds received), net	(58)	(123)	5

Non‑cash transactions
Capital expenditures not paid	170	158	172
Other assets placed under finance lease	—	—	3
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets

ASSETS
In Millions
December 31	2019	2018
Current Assets
Cash and cash equivalents	$140	$153
Restricted cash and cash equivalents	17	21
Accounts receivable and accrued revenue, less allowances of $20 in both periods	886	964
Notes receivable, less allowances of $33 in 2019 and $24 in 2018	223	233
Notes receivable held for sale	19	—
Accounts receivable – related parties	17	14
Accrued gas revenue	—	16
Inventories at average cost
Gas in underground storage	399	450
Materials and supplies	140	143
Generating plant fuel stock	66	57
Deferred property taxes	305	279
Regulatory assets	33	37
Prepayments and other current assets	86	101
Total current assets	2,331	2,468

Plant, Property, and Equipment
Plant, property, and equipment, gross	25,390	24,400
Less accumulated depreciation and amortization	7,360	7,037
Plant, property, and equipment, net	18,030	17,363
Construction work in progress	896	763
Total plant, property, and equipment	18,926	18,126

Other Non‑current Assets
Regulatory assets	2,489	1,743
Accounts and notes receivable	2,281	1,645
Investments	71	69
Other	739	478
Total other non‑current assets	5,580	3,935

Total Assets	$26,837	$24,529

LIABILITIES AND EQUITY
In Millions
December 31	2019	2018
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$1,130	$996
Notes payable	90	97
Accounts payable	622	723
Accounts payable – related parties	13	10
Accrued rate refunds	35	4
Accrued interest	104	94
Accrued taxes	437	398
Regulatory liabilities	87	155
Other current liabilities	186	147
Total current liabilities	2,704	2,624

Non‑current Liabilities
Long-term debt	11,951	10,615
Non-current portion of finance leases and other financing	76	69
Regulatory liabilities	3,742	3,681
Postretirement benefits	674	436
Asset retirement obligations	477	432
Deferred investment tax credit	120	99
Deferred income taxes	1,655	1,487
Other non‑current liabilities	383	294
Total non‑current liabilities	19,078	17,113

Commitments and Contingencies (Notes 3 and 4)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 283.9 shares in 2019 and 283.4 shares in 2018	3	3
Other paid-in capital	5,113	5,088
Accumulated other comprehensive loss	(73)	(65)
Accumulated deficit	(25)	(271)
Total common stockholders’ equity	5,018	4,755
Noncontrolling interests	37	37
Total equity	5,055	4,792

Total Liabilities and Equity	$26,837	$24,529
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity

In Millions, Except Number of Shares in Thousands and Per Share Amounts
	Number of Shares
Years Ended December 31	2019	2018	2017	2019	2018	2017
Total Equity at Beginning of Period				$4,792	$4,478	$4,290

Common Stock
At beginning and end of period				3	3	3

Other Paid-in Capital
At beginning of period	283,374	281,647	279,206	5,088	5,019	4,916
Common stock issued	710	1,554	2,492	35	59	102
Common stock repurchased	(181)	(224)	(317)	(10)	(10)	(14)
Common stock reissued	8	423	360	—	20	15
Common stock reacquired	(47)	(26)	(94)	—	—	—
At end of period	283,864	283,374	281,647	5,113	5,088	5,019

Accumulated Other Comprehensive Loss
At beginning of period				(65)	(50)	(50)
Retirement benefits liability
At beginning of period				(63)	(50)	(50)
Cumulative effect of change in accounting principle				—	(11)	—
Net loss arising during the period				(7)	(4)	(5)
Prior service credit adjustment				—	(1)	4
Amortization of net actuarial loss				3	4	2
Amortization of prior service credit				(2)	(1)	(1)
At end of period				(69)	(63)	(50)
Derivative instruments
At beginning of period				(2)	—	—
Unrealized loss on derivative instruments				(3)	(2)	—
Reclassification adjustments included in net income				1	—	—
At end of period				(4)	(2)	—
At end of period				(73)	(65)	(50)

In Millions, Except Number of Shares in Thousands and Per Share Amounts
Number of Shares
Years Ended December 31	2019	2018	2017	2019	2018	2017

Accumulated Deficit
At beginning of period				(271)	(531)	(616)
Cumulative effect of change in accounting principle				—	8	—
Net income attributable to CMS Energy				680	657	460
Dividends declared on common stock				(434)	(405)	(375)
At end of period				(25)	(271)	(531)

Noncontrolling Interests
At beginning of period				37	37	37
Income attributable to noncontrolling interests				2	2	2
Distributions and other changes in noncontrolling interests				(2)	(2)	(2)
At end of period				37	37	37

Total Equity at End of Period				$5,055	$4,792	$4,478

Dividends declared per common share				$1.53	$1.43	$1.33
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income

In Millions
Years Ended December 31	2019	2018	2017
Operating Revenue	$6,376	$6,464	$6,222

Operating Expenses
Fuel for electric generation	375	407	398
Purchased and interchange power	1,470	1,587	1,491
Purchased power – related parties	75	83	90
Cost of gas sold	754	819	730
Maintenance and other operating expenses	1,275	1,287	1,113
Depreciation and amortization	975	921	872
General taxes	322	295	276
Total operating expenses	5,246	5,399	4,970

Operating Income	1,130	1,065	1,252

Other Income (Expense)
Interest income	5	8	9
Interest and dividend income – related parties	5	2	1
Allowance for equity funds used during construction	10	6	5
Nonoperating retirement benefits, net	85	83	21
Other income	3	2	17
Other expense	(13)	(30)	(58)
Total other income (expense)	95	71	(5)

Interest Charges
Interest on long-term debt	277	276	263
Interest expense – related parties	9	—	—
Other interest expense	15	16	15
Allowance for borrowed funds used during construction	(4)	(3)	(2)
Total interest charges	297	289	276

Income Before Income Taxes	928	847	971
Income Tax Expense	185	142	339

Net Income	743	705	632
Preferred Stock Dividends	2	2	2

Net Income Available to Common Stockholder	$741	$703	$630
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2019	2018	2017
Net Income	$743	$705	$632

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $(3), $2, and $(1)	(8)	6	(4)
Amortization of net actuarial loss, net of tax of $- for all periods	1	2	1

Investments
Unrealized gain (loss) on investments, net of tax of $-, $-, and $1	—	(1)	3
Reclassification adjustments included in net income, net of tax of $-, $-, and $(6)	—	1	(9)

Other Comprehensive Income (Loss)	(7)	8	(9)

Comprehensive Income	$736	$713	$623
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2019	2018	2017
Cash Flows from Operating Activities
Net income	$743	$705	$632
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	975	921	872
Deferred income taxes and investment tax credits	37	123	163
Bad debt expense	29	29	29
Other non‑cash operating activities and reconciling adjustments	(32)	13	59
Postretirement benefits contributions	(7)	(242)	(8)
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	8	(26)	(63)
Inventories	40	15	(45)
Accounts payable and accrued rate refunds	(63)	12	43
Other current and non-current assets and liabilities	(129)	(101)	33
Net cash provided by operating activities	1,601	1,449	1,715

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(2,085)	(1,822)	(1,632)
Proceeds from DB SERP investments	—	106	—
DB SERP investment in note receivable – related party	—	(106)	—
Proceeds from sale of transmission equipment	77	—	—
Cost to retire property and other investing activities	(129)	(149)	(119)
Net cash used in investing activities	(2,137)	(1,971)	(1,751)

Cash Flows from Financing Activities
Proceeds from issuance of debt	993	2,106	834
Retirement of debt	(541)	(1,193)	(555)
Decrease in notes payable	(7)	(73)	(228)
Stockholder contribution	675	250	450
Payment of dividends on common and preferred stock	(594)	(533)	(524)
Debt prepayment costs	(8)	(20)	(4)
Other financing costs	(10)	(24)	(24)
Net cash provided by (used in) financing activities	508	513	(51)

Net Decrease in Cash and Cash Equivalents, Including Restricted Amounts	(28)	(9)	(87)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	56	65	152

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$28	$56	$65

In Millions
Years Ended December 31	2019	2018	2017
Other cash flow activities and non‑cash investing and financing activities

Cash transactions
Interest paid (net of amounts capitalized)	$279	$287	$266
Income taxes paid (refunds received), net	132	156	(1)

Non‑cash transactions
Capital expenditures not paid	160	143	160
Other assets placed under finance lease	—	—	3
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets

ASSETS
In Millions
December 31	2019	2018
Current Assets
Cash and cash equivalents	$11	$39
Restricted cash and cash equivalents	17	17
Accounts receivable and accrued revenue, less allowances of $20 in both periods	827	855
Accounts and notes receivable – related parties	9	15
Accrued gas revenue	—	16
Inventories at average cost
Gas in underground storage	399	450
Materials and supplies	135	137
Generating plant fuel stock	63	52
Deferred property taxes	305	279
Regulatory assets	33	37
Prepayments and other current assets	73	83
Total current assets	1,872	1,980

Plant, Property, and Equipment
Plant, property, and equipment, gross	24,963	23,963
Less accumulated depreciation and amortization	7,272	6,958
Plant, property, and equipment, net	17,691	17,005
Construction work in progress	879	756
Total plant, property, and equipment	18,570	17,761

Other Non-current Assets
Regulatory assets	2,489	1,743
Accounts receivable	29	27
Accounts and notes receivable – related parties	102	104
Other	637	410
Total other non-current assets	3,257	2,284

Total Assets	$23,699	$22,025

LIABILITIES AND EQUITY
In Millions
December 31	2019	2018
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$221	$48
Notes payable	90	97
Accounts payable	593	685
Accounts payable – related parties	20	14
Accrued rate refunds	35	4
Accrued interest	67	59
Accrued taxes	481	436
Regulatory liabilities	87	155
Other current liabilities	118	120
Total current liabilities	1,712	1,618

Non-current Liabilities
Long-term debt	7,048	6,779
Non-current portion of finance leases and other financing	76	69
Regulatory liabilities	3,742	3,681
Postretirement benefits	622	392
Asset retirement obligations	474	428
Deferred investment tax credit	120	99
Deferred income taxes	1,864	1,809
Other non-current liabilities	304	230
Total non-current liabilities	14,250	13,487

Commitments and Contingencies (Notes 3 and 4)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	5,374	4,699
Accumulated other comprehensive loss	(28)	(21)
Retained earnings	1,513	1,364
Total common stockholder’s equity	7,700	6,883
Cumulative preferred stock, $4.50 series	37	37
Total equity	7,737	6,920

Total Liabilities and Equity	$23,699	$22,025
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity

In Millions
Years Ended December 31	2019	2018	2017
Total Equity at Beginning of Period	$6,920	$6,488	$5,939

Common Stock
At beginning and end of period	841	841	841

Other Paid-in Capital
At beginning of period	4,699	4,449	3,999
Stockholder contribution	675	250	450
At end of period	5,374	4,699	4,449

Accumulated Other Comprehensive Loss
At beginning of period	(21)	(12)	(3)
Retirement benefits liability
At beginning of period	(21)	(24)	(21)
Cumulative effect of change in accounting principle	—	(5)	—
Net gain (loss) arising during the period	(8)	6	(4)
Amortization of net actuarial loss	1	2	1
At end of period	(28)	(21)	(24)
Investments
At beginning of period	—	12	18
Cumulative effect of change in accounting principle	—	(12)	—
Unrealized gain (loss) on investments	—	(1)	3
Reclassification adjustments included in net income	—	1	(9)
At end of period	—	—	12
At end of period	(28)	(21)	(12)

Retained Earnings
At beginning of period	1,364	1,173	1,065
Cumulative effect of change in accounting principle	—	19	—
Net income	743	705	632
Dividends declared on common stock	(592)	(531)	(522)
Dividends declared on preferred stock	(2)	(2)	(2)
At end of period	1,513	1,364	1,173

Cumulative Preferred Stock
At beginning and end of period	37	37	37

Total Equity at End of Period	$7,737	$6,920	$6,488
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consumers Energy Company
Notes to the Consolidated Financial Statements

1:	Significant Accounting Policies
Principles of Consolidation: CMS Energy and Consumers prepare their consolidated financial statements in conformity with GAAP. CMS Energy’s consolidated financial statements comprise CMS Energy, Consumers, CMS Enterprises, EnerBank, and all other entities in which CMS Energy has a controlling financial interest or is the primary beneficiary. Consumers’ consolidated financial statements comprise Consumers and all other entities in which it has a controlling financial interest or is the primary beneficiary. CMS Energy uses the equity method of accounting for investments in companies and partnerships that are not consolidated, where they have significant influence over operations and financial policies but are not the primary beneficiary. CMS Energy and Consumers eliminate intercompany transactions and balances.
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
Derivative Instruments: In order to support ongoing operations, CMS Energy and Consumers enter into contracts for the future purchase and sale of various commodities, such as electricity, natural gas, and coal. These forward contracts are generally long-term in nature and result in physical delivery of the commodity at a contracted price. Most of these contracts are not subject to derivative accounting for one or more of the following reasons:

•	they do not have a notional amount (that is, a number of units specified in a derivative instrument, such as MWh of electricity or bcf of natural gas)

•	they qualify for the normal purchases and sales exception

•	they cannot be net settled due in part to the absence of an active market for the commodity

Consumers also uses FTRs to manage price risk related to electricity transmission congestion. An FTR is a financial instrument that entitles its holder to receive compensation or requires its holder to remit payment for congestion-related transmission charges. Consumers accounts for FTRs as derivatives.
Additionally, CMS Energy uses interest rate swaps to manage its interest rate risk on certain long-term debt and notes receivable transactions.
CMS Energy and Consumers record derivative contracts that do not qualify for the normal purchases and sales exception at fair value on their consolidated balance sheets. At CMS Energy, if the derivative is accounted for as a cash flow hedge, unrealized gains and losses from changes in the fair value of the derivative are recognized in AOCI and subsequently recognized in earnings when the hedged transactions impact earnings. If the derivative is accounted for as a fair value hedge, changes in the fair value of the derivative and changes in the fair value of the hedged item due to the hedged risk are recognized in earnings. For the FTRs at Consumers, changes in fair value are deferred as regulatory assets or liabilities. For details regarding CMS Energy’s and Consumers’ derivative instruments recorded at fair value, see Note 6, Fair Value Measurements.
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
CMS Energy and Consumers elected to use certain practical expedients permitted by the standard, under which they were not required to perform lease assessments or reassessments for agreements existing on the effective date. They also elected a transition method under which they initially applied the standard on January 1, 2019, without adjusting amounts presented for prior periods. Under the standard, CMS Energy and Consumers recognized additional lease assets and liabilities on their consolidated balance sheets as of January 1, 2019 for their operating leases. In addition, in accordance with the standard, they have provided additional disclosures about their leases in Note 10, Leases and Palisades Financing. The standard did not have any impact on CMS Energy’s and Consumers’ consolidated net income or cash flows, and there was no cumulative-effect adjustment recorded to beginning retained earnings.
New Accounting Standards Not Yet Effective
ASU 2016‑13, Measurement of Credit Losses on Financial Instruments: This standard, effective January 1, 2020 for CMS Energy and Consumers, provides new guidance for measuring and recognizing credit losses on financial instruments. The standard applies to financial assets that are not measured at fair value through net income as well as to certain off-balance sheet credit exposures. Entities will apply the standard using a modified retrospective approach, with a cumulative‑effect adjustment recorded to beginning retained earnings on the effective date.
The standard will require an increase to the allowance for loan losses at EnerBank. At December 31, 2019, the allowance reflected expected credit losses over a 12‑month period, but the new standard will require the allowance to reflect expected credit losses over the entire life of the loans. EnerBank expects to record a $65 million increase to its expected credit loss reserves on January 1, 2020, with the offsetting adjustment recorded to retained earnings, net of taxes. The standard will also require an increase in the initial provision for loan losses recognized in net income for new loans originated in 2020 and beyond. At Consumers, the new guidance will apply to the allowance for uncollectible accounts; however, Consumers does not expect material impacts from the standard.

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

Presented in the following table are the regulatory assets and liabilities on Consumers’ consolidated balance sheets:

In Millions
December 31	End of Recovery or Refund Period	2019	2018
Regulatory assets
Current
Energy waste reduction plan incentive[1]	2020	$33	$32
Other	2019	—	5
Total current regulatory assets		$33	$37
Non-current
Postretirement benefits[2]	various	$1,130	$1,028
Costs of coal-fueled electric generating units to be retired[3]	various	667	—
Securitized costs[3]	2029	247	273
ARO[4]	various	191	175
MGP sites[4]	various	130	133
Unamortized loss on reacquired debt[4]	various	70	68
Energy waste reduction plan incentive[1]	2021	34	34
Energy waste reduction plan[4]	various	10	26
Deferred capital spending[4]	various	3	—
Gas storage inventory adjustments[4]	various	3	4
Other	various	4	2
Total non-current regulatory assets		$2,489	$1,743
Total regulatory assets		$2,522	$1,780
Regulatory liabilities
Current
Income taxes, net	2020	$65	$18
Gain to be shared with customers	2020	17	—
Reserve for customer refunds	2019	2	36
TCJA reserve for refund	2019	—	98
Other	2020	3	3
Total current regulatory liabilities		$87	$155
Non-current
Cost of removal	various	$2,126	$1,966
Income taxes, net	various	1,510	1,537
Renewable energy grant	2043	52	54
ARO	various	26	38
Renewable energy plan	2028	17	42
TCJA reserve for refund	various	—	35
Other	various	11	9
Total non-current regulatory liabilities		$3,742	$3,681
Total regulatory liabilities		$3,829	$3,836

[1]
These regulatory assets have arisen from an alternative revenue program and are not associated with incurred costs or capital investments. Therefore, the MPSC has provided for recovery without a return.

[2]	This regulatory asset is included in rate base, thereby providing a return.

[3]	The MPSC has historically authorized and Consumers expects the MPSC to authorize a specific return on these regulatory assets.

[4]	These regulatory assets represent incurred costs for which the MPSC has provided, or Consumers expects, recovery without a return on investment.
Regulatory Assets
Energy Waste Reduction Plan Incentive: In December 2019, the MPSC approved a settlement agreement authorizing Consumers to collect $34 million during 2020 as an incentive for exceeding its statutory savings targets in 2018. Consumers recognized incentive revenue under this program of $34 million in 2018.
Consumers also exceeded its statutory savings targets in 2019, achieved certain other goals, and will request the MPSC’s approval to collect $34 million, the maximum performance incentive, in the energy waste reduction reconciliation to be filed in 2020. Consumers recognized incentive revenue under this program of $34 million in 2019.
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
Costs of Coal-fueled Electric Generating Units to be Retired: In June 2019, the MPSC approved the settlement agreement reached in Consumers’ IRP, under which Consumers plans to retire the D.E. Karn 1 & 2 coal-fueled electric generating units in 2023. Under Michigan law, electric utilities have been permitted to use highly rated, low-cost securitization bonds to finance the recovery of qualified costs. Consumers will file for securitization financing by May 2023, requesting the MPSC’s approval to securitize the remaining book value of the two coal-fueled electric generating units upon their retirement.
In 2019, Consumers removed from total plant, property, and equipment an amount representing the remaining book value of the two coal-fueled electric generating units upon their retirement, and recorded it as a regulatory asset. Until securitization, the book value of the generating units will remain in rate base and receive full regulatory returns in general rate cases.
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
Deferred Capital Spending: In January 2019, the MPSC approved a settlement agreement in Consumers’ 2018 electric rate case, which provided deferred accounting treatment for distribution-related capital investments exceeding certain threshold amounts. Thus, for actual capital spending above the threshold amounts detailed in the settlement agreement, Consumers has deferred as a regulatory asset the associated depreciation and property tax expense as well as the debt component of the overall rate of return on such spending.
Gas Storage Inventory Adjustments: Consumers incurs inventory expenses related to the loss of gas from its natural gas storage fields. The MPSC allows Consumers to recover these costs from its natural gas customers over a five-year period.
Regulatory Liabilities
Income Taxes, Net: Consumers records regulatory assets and liabilities to reflect the difference between deferred income taxes recognized for financial reporting purposes and amounts previously reflected in Consumers’ rates. This net balance will decrease over the remaining life of the related temporary differences and flow through current income tax benefit. For additional details on deferred income taxes, see the Consumers Electric Utility and Gas Utility—Tax Cuts and Jobs Act section below and Note 14, Income Taxes.
Gain to be Shared with Customers: In December 2019, Consumers filed an application with the MPSC requesting approval to share voluntarily with electric utility customers half of the gain recognized on a sale of a portion of its substation transmission equipment to METC. Consumers proposed the gain sharing take place through an offset to additional spending in 2020 or through a bill credit to customers in 2021.
Reserve for Customer Refunds: At December 31, 2018, Consumers had recorded a provision for revenue subject to refund associated with electric rates it self-implemented in 2017. In August 2019, the MPSC approved Consumers’ reconciliation of total revenues collected from rates it self-implemented to those that would have been collected under the final rates approved in June 2018 and Consumers refunded the resulting amount in September 2019. The 2016 Energy Law eliminated utilities’ self-implementation of rates under general rate cases, but provided for more timely processing of general rate cases.
TCJA Reserve for Refund: In early 2018, the MPSC ordered Consumers to file various proceedings to determine the reduction in its electric and gas revenue requirements as a result of the TCJA. For further information on the various TCJA proceedings, see the Consumers Electric Utility and Gas Utility—Tax Cuts and Jobs Act section below.

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
Consumers Electric Utility
2018 Electric Rate Case: In May 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $58 million, based on a 10.75 percent authorized return on equity. In October 2018, Consumers reduced its requested annual rate increase to $44 million. In January 2019, the MPSC approved a settlement agreement authorizing an annual rate decrease of $24 million, based on a 10.0 percent authorized return on equity. With the elimination of the $113 million TCJA credit to customer bills, the approved settlement agreement resulted in an $89 million net increase in annual rates. The settlement agreement also provided for deferred accounting treatment for distribution-related capital investments exceeding certain amounts. Consumers also agreed to not file a new electric rate case prior to January 2020.
Consumers Gas Utility
2018 Gas Rate Case: In November 2018, Consumers filed an application with the MPSC seeking an annual rate increase of $229 million, based on a 10.75 percent authorized return on equity. In April 2019, Consumers reduced its requested annual rate increase to $204 million. In September 2019, the MPSC approved an annual rate increase of $144 million, based on a 9.90 percent authorized return on equity. This increase includes a $13 million adjustment to begin returning net regulatory tax liabilities associated with the TCJA to customers. The MPSC also approved the continuation of a revenue decoupling mechanism, which annually reconciles Consumers’ actual weather-normalized, non‑fuel revenues with the revenues approved by the MPSC.
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

Presented in the following table are the assets and liabilities for PSCR and GCR underrecoveries and overrecoveries reflected on Consumers’ consolidated balance sheets:

In Millions
December 31	2019	2018
Assets
GCR underrecoveries	$—	$16
Accrued gas revenue	$—	$16
Liabilities
PSCR overrecoveries	$33	$4
GCR overrecoveries	2	—
Accrued rate refunds	$35	$4

PSCR Plans and Reconciliations: In October 2019, the MPSC issued an order in Consumers’ 2017 PSCR reconciliation, authorizing recovery of $1.9 billion of power costs and authorizing Consumers to reflect in its 2018 PSCR reconciliation the overrecovery of $32 million.
In November 2019, the MPSC issued an order in Consumers’ 2018 PSCR plan authorizing the 2018 PSCR charge that Consumers self-implemented beginning in January 2018. In March 2019, Consumers filed its 2018 PSCR reconciliation, requesting full recovery of $2.0 billion of power costs and authorization to reflect in its 2019 PSCR reconciliation the underrecovery of $31 million.
Consumers submitted its 2019 PSCR plan to the MPSC in September 2018 and, in accordance with its proposed plan, self-implemented the 2019 PSCR charge beginning in January 2019.
GCR Plans and Reconciliations: In September 2019, the MPSC issued an order in Consumers’ 2017-2018 GCR reconciliation, authorizing full recovery of $0.6 billion of gas costs and authorizing Consumers to reflect in its 2018-2019 GCR reconciliation the overrecovery of $1 million.
In June 2019, Consumers filed its 2018-2019 GCR reconciliation, requesting full recovery of $0.6 billion of gas costs and authorization to reflect in its 2019-2020 GCR reconciliation the underrecovery of $18 million.
In January 2020, the MPSC issued an order in Consumers’ 2019-2020 GCR plan authorizing the 2019-2020 GCR charge that Consumers self-implemented beginning in April 2019.

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

CMS Energy and the plaintiffs in each of the Kansas and the Wisconsin actions engaged in settlement discussions and CMS Energy has recorded a $30 million liability at December 31, 2019 as a probable estimate to settle these two cases. CMS Energy can give no assurances that it can reach a final settlement with the plaintiffs in these two cases, of the actual amount CMS Energy would have to pay in any settlement, or, in the Wisconsin case, that the Wisconsin court would approve any such settlement. If settlement does not occur and the outcome after appeals is unfavorable to CMS Energy, these cases could negatively affect CMS Energy’s liquidity, financial condition, and results of operations.
Bay Harbor: CMS Land retained environmental remediation obligations for the collection and treatment of leachate at Bay Harbor after selling its interests in the development in 2002. Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site. In 2012, CMS Land and EGLE finalized an agreement that established the final remedies and the future water quality criteria at the site. CMS Land completed all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit issued in 2010 and renewed in 2016. The renewed NPDES permit is valid through September 2020.
At December 31, 2019, CMS Energy had a recorded liability of $46 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $58 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs in each of the next five years:

In Millions
	2020	2021	2022	2023	2024
CMS Energy
Long-term leachate disposal and operating and maintenance costs	$5	$4	$4	$4	$4

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

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At December 31, 2019, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At December 31, 2019, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
MCV PPA: In 2017, the MCV Partnership initiated arbitration against Consumers, asserting a breach of contract associated with the MCV PPA. Under this PPA, Consumers pays the MCV Partnership a fixed energy charge based on Consumers’ annual average baseload coal generating plant operating and maintenance cost, fuel inventory, and administrative and general expenses. The MCV Partnership asserts that, under the Clean Air Act, Consumers should have installed pollution control equipment on coal-fueled electric generating units years before they were retired. The MCV Partnership also asserts that Consumers should have installed pollution control equipment earlier on its remaining coal-fueled electric generating units. Additionally, the MCV Partnership claims that Consumers improperly characterized certain costs included in the calculation of the fixed energy charge.
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

Underwater Cables in Straits of Mackinac: Consumers owns certain underwater electric cables in the Straits of Mackinac, which were de-energized and retired in 1990. Consumers was notified that some of these cables were damaged as a result of vessel activity in April 2018. Following the notification, Consumers located, inspected, sampled, capped, and returned the damaged retired cables to their original location on the lake bottom, and did not find any substantive evidence of environmental contamination. After collaborating with the State of Michigan, local Native American tribes, and other stakeholders, Consumers submitted a permit application and removal work plan with EGLE and the U.S. Army Corps of Engineers in December 2019 for partial removal of all Consumers-owned cables. Upon EGLE’s issuance of a permit or certificate of coverage, which is expected in early 2020, Consumers will record an ARO for the cost to remove partially its cables, estimated to be up to $5 million. If Consumers were required to remove all the cables, it could incur costs of up to $10 million. Consumers filed suit against the companies that own the vessels that allegedly caused the damage and settled that matter. Consumers will seek recovery from customers of any costs incurred.
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
At December 31, 2019, Consumers had a recorded liability of $68 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $73 million. Consumers expects to pay the following amounts for remediation and other response activity costs in each of the next five years:

In Millions
	2020	2021	2022	2023	2024
Consumers
Remediation and other response activity costs	$12	$8	$20	$11	$2

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At December 31, 2019, Consumers had a regulatory asset of $130 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At December 31, 2019, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
Ray Compressor Station: On January 30, 2019, Consumers experienced a fire at the Ray Compressor Station, which resulted in the Ray Storage Field being off‑line or operating at significantly reduced capacity, which negatively affected Consumers’ natural gas supply and delivery capacity. This incident, which occurred during the extreme polar vortex weather condition, required Consumers to request voluntary reductions in customer load, to implement contingency gas supply purchases, and to implement a curtailment of natural gas deliveries for industrial and large commercial customers pursuant to Consumers’ MPSC curtailment tariff. The curtailment and request for voluntary reductions of customer loads were canceled as of midnight, February 1, 2019. Consumers investigated the cause of the incident, and filed a report on the incident with the MPSC in April 2019. In response, the MPSC issued an order in July 2019, directing Consumers to file additional reports regarding the incident and to include detail of the resulting costs in a future rate proceeding. The compressor station is presently operating at full capacity.
As a result of the fire and the resulting curtailment, Consumers could be subject to disallowances of gas purchased and costs associated with the repairs to the Ray Compressor Station. Consumers’ incremental cost of gas purchased during the incident was $7 million. Additionally, at December 31, 2019, Consumers had incurred capital expenditures of $12 million to restore the compressor station.Consumers may also be subject to various claims from impacted customers, claims for damages, or regulatory penalties. At this time, Consumers cannot predict the outcome of these matters or other gas-related incidents and a reasonable estimate of a total loss cannot be made, but they could have a material adverse effect on Consumers’ results of operations, financial condition, or liquidity, and could subject Consumers’ gas utility to increased regulatory scrutiny.
Consumers Electric and Gas Utility Contingencies
Electric and Gas Staking: In June 2019, the MPSC ordered Consumers to show cause as to why it should not be found in violation of the MISS DIG Act. The MPSC alleges that Consumers violated the law by failing to respond in a timely manner to over 20,000 requests to mark the location of underground facilities in April and May 2019 and only partially responding to others. The law provides the MPSC with discretion in setting fines for violations, if any; however, the fines cannot exceed $5,000 per violation. Consumers resolved the backlog of staking requests, and Consumers, the MPSC Staff, and the Michigan Attorney General filed an agreement with the MPSC settling this matter for an amount of less than $1 million. The MPSC approved the settlement agreement in January 2020.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at December 31, 2019:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from stock and asset sale agreements[1]	various	indefinite	$153	$2
Guarantees[2]	various	indefinite	36	—
Consumers
Guarantee[2]	July 2011	indefinite	$30	$—

[1]
These obligations arose from stock and asset sale agreements under which CMS Energy or a subsidiary of CMS Energy indemnified the purchaser for losses resulting from various matters, primarily claims related to taxes. The maximum obligation amount is mostly related to the Equatorial Guinea tax claim discussed in the CMS Energy Contingencies section of this Note. CMS Energy believes the likelihood of material loss to be remote for the indemnity obligations not recorded as liabilities.

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
Contractual Commitments
Purchase Obligations: Purchase obligations arise from long-term contracts for the purchase of commodities and related services, and construction and service agreements. The commodities and related services include long-term PPAs, natural gas and associated transportation, and coal and associated transportation. Related-party PPAs are between Consumers and certain affiliates of CMS Enterprises. Presented in the following table are CMS Energy’s and Consumers’ contractual purchase obligations at December 31, 2019 for each of the periods shown:

In Millions
	Payments Due
	Total	2020	2021	2022	2023	2024	Beyond 2024
CMS Energy, including Consumers
Total PPAs	$9,336	$1,030	$1,035	$750	$608	$605	$5,308
Other	3,244	1,685	520	451	210	199	179
Consumers
PPAs
MCV PPA	$3,295	$313	$287	$272	$225	$201	$1,997
Palisades PPA	899	388	398	113	—	—	—
Related-party PPAs	472	71	72	74	74	75	106
Other PPAs	4,670	258	278	291	309	329	3,205
Total PPAs	$9,336	$1,030	$1,035	$750	$608	$605	$5,308
Other	2,865	1,638	477	413	174	162	1

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

•
an option for Consumers to extend the MCV PPA for five years or purchase the MCV Facility at the conclusion of the MCV PPA’s term in March 2025; although Consumers is not obligated to exercise either of these options, the table above presents the impact on future cash flows of extending the MCV PPA through 2030

Capacity and energy charges under the MCV PPA were $318 million in 2019, $353 million in 2018, and $321 million in 2017.
Palisades PPA: Consumers has a PPA expiring in 2022 with Entergy to purchase virtually all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. For all delivered energy, the Palisades PPA has escalating capacity and variable energy charges. Total capacity and energy charges under the Palisades PPA were $395 million in 2019, $375 million in 2018, and $366 million in 2017. For further details about Palisades, see Note 10, Leases and Palisades Financing.
Other PPAs: Consumers has PPAs expiring through 2040 with various counterparties. The majority of the PPAs have capacity and energy charges for delivered energy. In addition, CMS Energy and Consumers account for several of their PPAs as leases. Capacity and energy charges under these PPAs were $336 million in 2019, $350 million in 2018, and $349 million in 2017. See Note 10, Leases and Palisades Financing for more information about CMS Energy’s and Consumers’ lease obligations.

5:	Financings and Capitalization
Presented in the following table is CMS Energy’s long-term debt at December 31:

In Millions
	Interest Rate (%)		Maturity	2019	2018
CMS Energy, including Consumers
CMS Energy, parent only
Senior notes	5.050		2022	$300	$300
	3.875		2024	250	250
	3.600		2025	250	250
	3.000		2026	300	300
	2.950		2027	275	275
	3.450		2027	350	350
	4.700		2043	250	250
	4.875		2044	300	300
Total senior notes				$2,275	$2,275

Term loans and revolving credit agreements	variable		2019	—	180
	variable		2023	—	30
				$—	$210

Junior subordinated notes¹	5.625		2078	200	200
	5.875		2078	280	280
	5.875		2079	630	—
				$1,110	$480
Total CMS Energy, parent only				$3,385	$2,965
CMS Energy subsidiaries
CMS Enterprises, including subsidiaries
Term loan facility	variable	[2]	2025	$92	$98
EnerBank
Certificates of deposit	2.445	[3]	2020-2027	2,389	1,758
Consumers				7,322	6,862
Total principal amount outstanding				$13,188	$11,683
Current amounts				(1,111)	(974)
Unamortized discounts				(27)	(21)
Unamortized issuance costs				(99)	(73)
Total long-term debt				$11,951	$10,615

[1]	These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness.

[2]
A subsidiary of CMS Enterprises issued non‑recourse debt to finance the acquisition of a wind generation project in Northwest Ohio. The debt bears interest at an annual interest rate of LIBOR plus 1.500 percent through October 2022 (3.445 percent at December 31, 2019 and 4.303 percent at December 31, 2018). Beginning in October 2022, the debt will bear interest at an annual interest rate of LIBOR plus 1.750 percent. The same subsidiary of CMS Enterprises entered into interest rate swaps with the lending banks to fix the interest charges associated with the debt, at a rate of 4.702 percent through October 2022 and 4.952 percent beginning in October 2022. Principal and interest payments are made quarterly. For information about the interest rate swaps, see Note 6, Fair Value Measurements.

[3]
The weighted-average interest rate for EnerBank’s certificates of deposit was 2.445 percent at December 31, 2019 and 2.440 percent at December 31, 2018. EnerBank’s primary deposit product consists of brokered certificates of deposit with varying maturities and having a face value of $1,000.

Presented in the following table is Consumers’ long-term debt at December 31:

In Millions
	Interest Rate (%)		Maturity		2019	2018
Consumers
First mortgage bonds	5.650		2020		$—	$300
	3.770		2020		100	100
	2.850		2022		375	375
	5.300		2022		250	250
	3.375		2023		325	325
	3.125		2024		250	250
	3.190		2024		52	52
	3.680		2027		100	100
	3.390		2027		35	35
	3.800		2028		300	300
	3.180		2032		100	100
	5.800		2035		175	175
	3.520		2037		335	335
	4.010		2038		215	215
	6.170		2040		50	50
	4.970		2040		50	50
	4.310		2042		263	263
	3.950		2043		425	425
	4.100		2045		250	250
	3.250		2046		450	450
	3.950		2047		350	350
	4.050		2048		550	550
	4.350		2049		550	550
	3.750		2050		300	—
	3.100		2050		550	—
	3.860		2052		50	50
	4.280		2057		185	185
	4.350		2064		250	250
	variable	[1]	2069		76	—
Total first mortgage bonds					$6,961	$6,335

Tax-exempt revenue bonds	variable	[2]	2035		35	35
	1.800	[3]	2049		75	—
					$110	$35

Securitization bonds	3.220	[4]	2025-2029	[5]	251	277
Revolving credit agreements	variable		2020-2023		—	215
Total principal amount outstanding					$7,322	$6,862
Current amounts					(202)	(26)
Unamortized discounts					(23)	(16)
Unamortized issuance costs					(49)	(41)
Total long-term debt					$7,048	$6,779

[1]	The variable-rate bonds bear interest quarterly at a rate of three-month LIBOR minus 0.300 percent (1.594 percent at December 31, 2019).

[2]	The interest rate on these tax‑exempt revenue bonds is reset weekly and was 1.740 percent at December 31, 2019 and 1.780 percent at December 31, 2018.

[3]	The interest rate on these tax‑exempt revenue bonds will reset on October 1, 2024.

[4]
The weighted-average interest rate for Consumers’ securitization bonds issued through its subsidiary, Consumers 2014 Securitization Funding, was 3.220 percent at December 31, 2019 and 3.057 percent at December 31, 2018.

[5]	Principal and interest payments are made semiannually.
Financings: Presented in the following table is a summary of major long-term debt issuances during the year ended December 31, 2019:

	Principal (In Millions)	Interest Rate (%)	Issuance Date	Maturity Date
CMS Energy, parent only
Term loan facility	$300	variable	January	December 2019
Junior subordinated notes[1]	630	5.875	February	March 2079
Term loan facility	165	variable	June	June 2020
Total CMS Energy, parent only	$1,095
Consumers
First mortgage bonds	$300	3.750	May	February 2050
First mortgage bonds	550	3.100	September	August 2050
First mortgage bonds	76	variable	September	September 2069
Tax-exempt revenue bonds	75	1.800	October	October 2049
Total Consumers	$1,001
Total CMS Energy	$2,096

[1]	These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness.
Presented in the following table is a summary of major long-term debt retirements during the year ended December 31, 2019:

	Principal (In Millions)	Interest Rate (%)	Retirement Date	Maturity Date
CMS Energy, parent only
Term loan facility	$300	variable	February	December 2019
Term loan facility	180	variable	February	April 2019
Term loan facility	165	variable	August-December	June 2020
Total CMS Energy, parent only	$645
Consumers
First mortgage bonds	$300	5.650%	May	April 2020
Total Consumers	$300
Total CMS Energy	$945

Term Loan Credit Agreement: In January 2020, Consumers entered into a $300 million unsecured term loan credit agreement. The term loan matures in January 2021.
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
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Its current authorization terminates on August 31, 2021. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements.
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
Debt Maturities: At December 31, 2019, the aggregate annual contractual maturities for long-term debt for the next five years were:

In Millions
	2020	2021	2022	2023	2024
CMS Energy, including Consumers
Long-term debt	$1,111	$538	$1,354	$669	$808
Consumers
Long-term debt	$202	$27	$653	$354	$332

Revolving Credit Facilities: The following revolving credit facilities with banks were available at December 31, 2019:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2023[1]	$550	$—	$6	$544
CMS Enterprises, including subsidiaries
September 30, 2025[2]	$18	$—	$8	$10
Consumers[3]
June 5, 2023	$850	$—	$7	$843
November 19, 2021	250	—	10	240
April 18, 2022	30	—	30	—

[1]	During the year ended December 31, 2019, CMS Energy’s average borrowings totaled $5 million with a weighted-average interest rate of 3.859 percent.

[2]
Under this facility, $8 million is available solely for the purpose of issuing letters of credit. Obligations under this facility are secured by the collateral accounts with the lending bank. There were no borrowings under this facility during the year ended December 31, 2019.

[3]
Obligations under these facilities are secured by first mortgage bonds of Consumers. During the year ended December 31, 2019, Consumers’ average borrowings totaled $2 million with a weighted-average interest rate of 3.225 percent.

Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At December 31, 2019, there were $90 million commercial paper notes outstanding under this program at an annual interest rate of 2.050 percent, recorded as current notes payable on the consolidated balance sheets of CMS Energy and Consumers.
Dividend Restrictions: At December 31, 2019, payment of dividends by CMS Energy on its common stock was limited to $5.0 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at December 31, 2019, Consumers had $1.4 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
For the year ended December 31, 2019, Consumers paid $592 million in dividends on its common stock to CMS Energy.
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

These contracts allow CMS Energy to either physically settle the contracts by issuing shares of its common stock at the then-applicable forward sale price specified by the agreement or net settle the contracts through the delivery or receipt of cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock.
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments.
No amounts have or will be recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle the contracts as of December 31, 2019, CMS Energy would have been required to deliver 992,596 shares.
Preferred Stock of Subsidiary: Consumers’ preferred stock is traded on the New York Stock Exchange under the symbol CMS-PB. Presented in the following table are details of Consumers’ preferred stock at December 31, 2019 and 2018:

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

In Millions
	CMS Energy, including Consumers		Consumers
December 31	2019	2018	2019	2018
Assets[1]
Cash equivalents	$—	$27	$—	$—
Restricted cash and cash equivalents	17	21	17	17
CMS Energy common stock	—	—	1	1
Nonqualified deferred compensation plan assets	18	14	14	10
Other non-current assets	—	1	—	—
Derivative instruments	1	1	1	1
Total	$36	$64	$33	$29
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$18	$14	$14	$10
Derivative instruments	8	3	—	—
Total	$26	$17	$14	$10

[1]	All assets and liabilities were classified as Level 1 with the exception of derivative contracts, which were classified as Level 2 or Level 3.
Cash Equivalents: Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity. For further details, see Note 18, Cash and Cash Equivalents.

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
In 2018, a subsidiary of CMS Enterprises entered into floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with future interest payments on certain long‑term variable-rate debt. The interest rate swaps are accounted for as cash flow hedges of the future variability of interest payments on debt with a notional amount of $92 million at December 31, 2019. Gains or losses on these swaps are initially reported in AOCI and then, as interest payments are made on the hedged debt, are recognized in earnings within other interest expense on CMS Energy’s consolidated statements of income. CMS Energy recorded losses in AOCI of $4 million for the year ended December 31, 2019 and $2 million for the year ended December 31, 2018. There were no material impacts on other interest expense associated with these swaps during the years presented. The fair value of these swaps recorded in other liabilities on CMS Energy’s consolidated balance sheets totaled $5 million at December 31, 2019 and $2 million at December 31, 2018. CMS Energy also has other interest rate swaps that economically hedge interest rate risk on debt, but that do not qualify for cash flow hedge accounting; the amounts associated with these swaps were not material for the years presented.
In 2019, EnerBank entered into fixed-to-floating interest rate swaps to manage interest rate risk exposure associated with changes in the fair value of certain long‑term fixed‑rate loans. The interest rate swaps qualify as fair value hedges of long‑term, fixed‑rate notes receivable with a notional amount of $134 million at December 31, 2019. The fair value of these interest rate swaps recorded in other liabilities was $1 million at December 31, 2019. CMS Energy is adjusting the carrying value of the hedged notes receivable for the change in their fair value due to the hedged risk. Both gains and losses on the swaps and the changes to the carrying value of the hedged notes receivable are recorded within operating revenue on CMS Energy’s consolidated statements of income. There were no material amounts recognized in operating revenue associated with these swaps for the year ended December 31, 2019.
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

In Millions
	December 31, 2019					December 31, 2018
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$20	$20	$—	$—	$20	$22	$22	$—	$—	$22
Notes receivable[2]	2,500	2,652	—	—	2,652	1,857	1,967	—	—	1,967
Securities held to maturity	26	26	—	26	—	22	21	—	21	—
Liabilities
Long-term debt[3]	13,062	14,185	1,197	11,048	1,940	11,589	11,630	459	9,404	1,767
Long-term payables[4]	30	32	—	—	32	27	27	—	—	27
Consumers
Assets
Long-term receivables[1]	$20	$20	$—	$—	$20	$22	$22	$—	$—	$22
Notes receivable – related party[5]	103	103	—	—	103	106	106	—	—	106
Liabilities
Long-term debt[6]	7,250	8,010	—	6,070	1,940	6,805	6,833	—	5,066	1,767

[1]	Includes current portion of long-term accounts receivable of $13 million at December 31, 2019 and $14 million at December 31, 2018.

[2]	Includes current portion of notes receivable of $242 million at December 31, 2019 and $233 million at December 31, 2018. For further details, see Note 8, Notes Receivable.

[3]	Includes current portion of long-term debt of $1.1 billion at December 31, 2019 and $1.0 billion at December 31, 2018.

[4]	Includes current portion of long-term payables of $1 million at December 31, 2019 and December 31, 2018.

[5]	Includes current portion of notes receivable – related party of $7 million at December 31, 2019 and December 31, 2018. For further details on this note receivable, see the DB SERP discussion below.

[6]	Includes current portion of long-term debt of $202 million at December 31, 2019 and $26 million at December 31, 2018.

The effects of third-party credit enhancements were excluded from the fair value measurements of long-term debt. The principal amount of CMS Energy’s long-term debt supported by third-party credit enhancements was $35 million at December 31, 2019 and December 31, 2018. The entirety of these amounts was at Consumers.
DB SERP Securities: Presented in the following table is a summary of the sales activity for investment securities held within the DB SERP and classified as available for sale:

In Millions
Years Ended December 31	2019	2018	2017
CMS Energy, including Consumers
Proceeds from sales of investment securities	$—	$142	$145
Consumers
Proceeds from sales of investment securities	$—	$103	$105

In 2018, CMS Energy and Consumers sold the DB SERP debt securities and CMS Energy issued a $146 million demand note payable to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028. The demand note payable and associated DB SERP investment were eliminated on CMS Energy’s consolidated balance sheets. The portion of the demand note attributable to Consumers was recorded as a note receivable – related party on Consumers’ consolidated balance sheets.
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
Debt securities classified as held to maturity consisted primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank. Presented in the following table are these investment securities:

In Millions
	December 31, 2019				December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMS Energy
Debt securities	$26	$—	$—	$26	$22	$—	$1	$21

8:	Notes Receivable
Presented in the following table are details of CMS Energy’s and Consumers’ current and non‑current notes receivable:

In Millions
December 31	2019	2018
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$223	$233
EnerBank notes receivable held for sale	19	—
Non‑current
EnerBank notes receivable	2,258	1,624
Total notes receivable	$2,500	$1,857
Consumers
Current
DB SERP note receivable – related party	$7	$7
Non‑current
DB SERP note receivable – related party	96	99
Total notes receivable	$103	$106

EnerBank Notes Receivable
EnerBank notes receivable are primarily unsecured consumer installment loans, largely for financing home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses. During 2019, EnerBank completed sales of notes receivable, receiving proceeds of $67 million and recording immaterial gains. At December 31, 2019, $19 million of notes receivable were classified as held for sale; the fair value of notes receivable held for sale exceeded their carrying value. These notes are expected to be sold in 2020.
During 2019, EnerBank purchased a portfolio of secured and unsecured consumer installment loans with a principal value of $373 million.
Authorized contractors pay fees to EnerBank to provide borrowers with same-as-cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $134 million at December 31, 2019 and $102 million at December 31, 2018. Unearned income associated with loan fees for notes receivable held for sale was $2 million at December 31, 2019.
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

Presented in the following table are the changes in the allowance for loan losses:

In Millions
Years Ended December 31	2019	2018
Balance at beginning of period	$24	$20
Charge-offs	(35)	(24)
Recoveries	6	3
Provision for loan losses	38	25
Balance at end of period	$33	$24

Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent consumer loans was $33 million at December 31, 2019 and $21 million at December 31, 2018. At December 31, 2019 and December 31, 2018, EnerBank’s loans that had been modified as troubled debt restructurings were immaterial.
EnerBank has entered into interest rate swaps on $134 million of its loans (notes receivable). For information about interest rate swaps, see Note 6, Fair Value Measurements.
DB SERP Note Receivable – Related Party
The DB SERP note receivable – related party is Consumers’ portion of a demand note payable issued by CMS Energy to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028.

9:	Plant, Property, and Equipment
Presented in the following table are details of CMS Energy’s and Consumers’ plant, property, and equipment:

In Millions
December 31	Estimated Depreciable Life in Years			2019	2018
CMS Energy, including Consumers
Plant, property, and equipment, gross
Consumers	3	—	125	$24,963	$23,963
Enterprises
Independent power production[1]	3	—	40	403	410
Other	3	—	5	2	2
EnerBank	1	—	7	22	25
Plant, property, and equipment, gross				$25,390	$24,400
Construction work in progress				896	763
Accumulated depreciation and amortization				(7,360)	(7,037)
Total plant, property, and equipment				$18,926	$18,126
Consumers
Plant, property, and equipment, gross
Electric
Generation	22	—	125	$5,942	$6,305
Distribution	20	—	75	8,519	7,957
Transmission	46	—	75	113	154
Other	5	—	50	1,258	1,316
Assets under finance leases and other financing[2]				326	295
Gas
Distribution	20	—	85	5,235	4,651
Transmission	17	—	75	1,752	1,521
Underground storage facilities[3]	27	—	75	987	910
Other	5	—	50	797	823
Assets under finance leases[2]				14	14
Other non‑utility property	3	—	51	20	17
Plant, property, and equipment, gross				$24,963	$23,963
Construction work in progress				879	756
Accumulated depreciation and amortization				(7,272)	(6,958)
Total plant, property, and equipment[4]				$18,570	$17,761

[1]
The majority of independent power production assets are leased to others under operating leases. For information regarding CMS Energy’s operating leases of owned assets, see Note 10, Leases and Palisades Financing.

[2]	For information regarding the amortization terms of Consumers’ assets under finance leases and other financing, see Note 10, Leases and Palisades Financing.

[3]	Underground storage includes base natural gas of $26 million at December 31, 2019 and 2018. Base natural gas is not subject to depreciation.

[4]
For the year ended December 31, 2019, Consumers’ plant additions were $2.0 billion and plant retirements were $380 million. For the year ended December 31, 2018, Consumers’ plant additions were $1.8 billion and plant retirements were $190 million. Consumers plans to retire the D.E. Karn 1 & 2 coal-fueled electric generating units in 2023. Accordingly, in 2019, Consumers removed from total plant, property, and equipment $667 million, representing the remaining book value of the two units upon their retirement, and recorded it as a regulatory asset. For additional details, see Note 3, Regulatory Matters.

Intangible Assets: Included in net plant, property, and equipment are intangible assets. Presented in the following table are details about CMS Energy’s and Consumers’ intangible assets:

In Millions
				December 31, 2019		December 31, 2018
Description	Amortization Life in Years			Gross Cost¹	Accumulated Amortization	Gross Cost¹	Accumulated Amortization
CMS Energy, including Consumers
Software development	1	—	15	$882	$529	$1,024	$603
Rights of way	50	—	85	180	55	167	52
Franchises and consents	5	—	50	16	9	15	9
Leasehold improvements	various²			9	7	9	7
Other intangibles	various			27	15	27	15
Total				$1,114	$615	$1,242	$686
Consumers
Software development	3	—	15	$869	$521	$1,009	$595
Rights of way	50	—	85	180	55	167	52
Franchises and consents	5	—	50	16	9	15	9
Leasehold improvements	various²			9	7	9	7
Other intangibles	various			26	15	26	15
Total				$1,100	$607	$1,226	$678

[1]
For the year ended December 31, 2019, Consumers’ intangible asset additions were $67 million and intangible asset retirements were $193 million. For the year ended December 31, 2018, Consumers’ intangible asset additions were $90 million and intangible asset retirements were $7 million.

[2]	Leasehold improvements are amortized over the life of the lease, which may change whenever the lease is renewed or extended.
Capitalization: CMS Energy and Consumers record plant, property, and equipment at original cost when placed into service. The cost includes labor, material, applicable taxes, overhead such as pension and other benefits, and AFUDC, if applicable. Consumers’ plant, property, and equipment is generally recoverable through its general ratemaking process.
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

Years Ended December 31	2019	2018	2017
Electric	6.4%	6.9%	6.8%
Gas	5.8	5.9	6.0

Assets Under Finance Leases and Other Financing: Presented in the following table are further details about changes in Consumers’ assets under finance leases and other financing:

In Millions
Years Ended December 31	2019	2018
Consumers
Balance at beginning of period	$309	$312
Additions	26	—
Net retirements and other adjustments	5	(3)
Balance at end of period	$340	$309

Assets under finance leases and other financing are presented as gross amounts. Accumulated amortization of assets under finance leases and other financing was $239 million at December 31, 2019 and $212 million at December 31, 2018 for Consumers.
Depreciation and Amortization: Presented in the following table are further details about CMS Energy’s and Consumers’ accumulated depreciation and amortization:

In Millions
December 31	2019	2018
CMS Energy, including Consumers
Utility plant assets	$7,269	$6,956
Non‑utility plant assets	91	81
Consumers
Utility plant assets	$7,269	$6,956
Non‑utility plant assets	3	2

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

Years Ended December 31	2019	2018	2017
Electric utility property	3.9%	3.9%	3.9%
Gas utility property	2.9	2.9	2.9
Other property	10.0	10.1	10.0

CMS Energy and Consumers record property repairs and minor property replacement as maintenance expense. CMS Energy and Consumers record planned major maintenance activities as operating expense unless the cost represents the acquisition of additional long-lived assets or the replacement of an existing long-lived asset.
Presented in the following table are the components of CMS Energy’s and Consumers’ depreciation and amortization expense:

In Millions
Years Ended December 31	2019	2018	2017
CMS Energy, including Consumers
Depreciation expense – plant, property, and equipment	$842	$778	$739
Amortization expense
Software	121	127	114
Other intangible assets	3	3	3
Securitized regulatory assets	26	25	25
Total depreciation and amortization expense	$992	$933	$881
Consumers
Depreciation expense – plant, property, and equipment	$827	$768	$732
Amortization expense
Software	119	125	112
Other intangible assets	3	3	3
Securitized regulatory assets	26	25	25
Total depreciation and amortization expense	$975	$921	$872

Presented in the following table is CMS Energy’s and Consumers’ estimated amortization expense on intangible assets for each of the next five years:

In Millions
	2020	2021	2022	2023	2024
CMS Energy, including Consumers
Intangible asset amortization expense	$118	$112	$107	$87	$70
Consumers
Intangible asset amortization expense	$116	$110	$106	$87	$70

Jointly Owned Regulated Utility Facilities
Presented in the following table are Consumers’ investments in jointly owned regulated utility facilities at December 31, 2019:

In Millions, Except Ownership Share
J.H. Campbell Unit 3		Ludington	Other
Ownership share	93.3%	51.0%	various
Utility plant in service	$1,731	$486	$233
Accumulated depreciation	(753)	(166)	(68)
Construction work in progress	16	64	15
Net investment	$994	$384	$180

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

Presented in the following table is information about CMS Energy’s and Consumers’ lease right-of-use assets and lease liabilities:

In Millions, Except as Noted
December 31, 2019	CMS Energy, including Consumers	Consumers
Operating leases
Right-of-use assets[1]	$47	$40
Lease liabilities
Current lease liabilities[2]	9	8
Non‑current lease liabilities[3]	37	32
Finance leases
Right-of-use assets	$71	$71
Lease liabilities[4]
Current lease liabilities	6	6
Non‑current lease liabilities	60	60
Weighted-average remaining lease term (in years)
Operating leases	17	14
Finance leases	12	12
Weighted-average discount rate
Operating leases	3.8%	3.7%
Finance leases[5]	1.9	1.9

[1]	CMS Energy’s and Consumers’ operating right-of-use lease assets are reported as other non‑current assets on their consolidated balance sheets.

[2]	The current portion of CMS Energy’s and Consumers’ operating lease liabilities are reported as other current liabilities on their consolidated balance sheets.

[3]	The non‑current portion of CMS Energy’s and Consumers’ operating lease liabilities are reported as other non‑current liabilities on their consolidated balance sheets.

[4]	This includes $25 million for leases with related parties, of which less than $1 million is current.

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

CMS Energy and Consumers report operating, variable, and short-term lease costs as operating expenses on their consolidated statements of income, except for certain amounts that may be capitalized to other assets. Presented in the following table is a summary of CMS Energy’s and Consumers’ total lease costs:

In Millions
Year Ended December 31, 2019	CMS Energy, including Consumers	Consumers
Operating lease costs	$11	$9
Finance lease costs
Amortization of right-of-use assets	6	6
Interest on lease liabilities	18	18
Variable lease costs	95	95
Total lease costs	$130	$128

Presented in the following table is cash flow information related to amounts paid on CMS Energy’s and Consumers’ lease liabilities:

In Millions
Year Ended December 31, 2019	CMS Energy, including Consumers	Consumers
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities for operating leases	$11	$9
Cash used in operating activities for finance leases	18	18
Cash used in financing activities for finance leases	7	7

Presented in the following table are the minimum rental commitments under CMS Energy’s and Consumers’ non‑cancelable leases:

In Millions
		Finance Leases
December 31, 2019	Operating Leases	Pipelines and PPAs	Other	Total
CMS Energy, including Consumers
2020	$11	$17	$6	$23
2021	11	17	6	23
2022	5	14	5	19
2023	3	13	5	18
2024	2	13	3	16
2025 and thereafter	35	78	12	90
Total minimum lease payments	$67	$152	$37	$189
Less discount	21	119	4	123
Present value of minimum lease payments	$46	$33	$33	$66
Consumers
2020	$9	$17	$6	$23
2021	9	17	6	23
2022	4	14	5	19
2023	3	13	5	18
2024	2	13	3	16
2025 and thereafter	29	78	12	90
Total minimum lease payments	$56	$152	$37	$189
Less discount	16	119	4	123
Present value of minimum lease payments	$40	$33	$33	$66

Lessor
CMS Energy and Consumers are the lessor under power sales and natural gas delivery agreements that are accounted for as leases.
CMS Energy has power sales agreements that are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. For the year ended December 31, 2019, CMS Energy’s lease revenue from its power sales agreements was $174 million, which included variable lease payments of $119 million.

Presented in the following table are the minimum rental payments to be received under CMS Energy’s non‑cancelable operating leases:

In Millions
December 31, 2019
2020	$55
2021	55
2022	48
2023	43
2024	43
2025 and thereafter	62
Total minimum lease payments	$306

Consumers has an agreement to build, own, operate, and maintain a compressed natural gas fueling station through December 2038. This agreement is accounted for as a direct finance lease, under which the lessee has the option to purchase the natural gas fueling station at the end of the lease term. Fixed monthly payments escalate annually with inflation.
Beginning in December 2018, Consumers and a subsidiary of CMS Energy executed a 20‑year natural gas transportation agreement, related to a pipeline owned by Consumers. This agreement is accounted for as a direct finance lease and will automatically extend annually unless terminated by either party. The effects of the lease are eliminated on CMS Energy’s consolidated financial statements.
Minimum rental payments to be received under Consumers’ direct financing leases are $1 million for each of the next five years and $19 million for the years thereafter. The lease receivable was $10 million as of December 31, 2019, which does not include unearned income of $14 million.
Minimum rental payments to be received under CMS Energy’s direct finance lease are less than $1 million for each of the next five years and $10 million for the years thereafter. The lease receivable was $5 million as of December 31, 2019, which does not include unearned income of $5 million.
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
Total amortization and interest charges under the financing were $15 million for the year ended December 31, 2019, $16 million for the year ended December 31, 2018, and $17 million for the year ended December 31, 2017. At December 31, 2019, the Palisades asset and financing obligation both had a balance of $29 million.

Presented in the following table are the minimum Palisades PPA payments included in the financing obligation:

In Millions
December 31, 2019
2020	$14
2021	14
2022	3
Total minimum payments	$31
Less discount	2
Financing obligation	$29
Less current portion	13
Non-current portion	$16

11:	Asset Retirement Obligations
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
Presented below are the categories of assets that CMS Energy and Consumers have legal obligations to remove at the end of their useful lives and for which they have an ARO liability recorded:

Company and ARO Description	In-Service Date	Long-Lived Assets
CMS Energy, including Consumers
Closure of gas treating plant and gas wells	various	Gas transmission and storage
Closure of coal ash disposal areas	various	Generating plants coal ash areas
Gas distribution cut, purge, and cap	various	Gas distribution mains and services
Asbestos abatement	1973	Electric and gas utility plant
Closure of renewable generation assets	various	Wind and solar generation facilities
Gas wells plug and abandon	various	Gas transmission and storage
Consumers
Closure of coal ash disposal areas	various	Generating plants coal ash areas
Gas distribution cut, purge, and cap	various	Gas distribution mains and services
Asbestos abatement	1973	Electric and gas utility plant
Closure of renewable generation assets	various	Wind and solar generation facilities
Gas wells plug and abandon	various	Gas transmission and storage

No assets have been restricted for purposes of settling AROs.

Presented in the following tables are the changes in CMS Energy’s and Consumers’ ARO liabilities:

In Millions
Company and ARO Description	ARO Liability 12/31/2018	Incurred	Settled	Accretion	Cash Flow Revisions	ARO Liability 12/31/2019
CMS Energy, including Consumers
Consumers	$428	$55	$(37)	$21	$7	$474
Gas treating plant and gas wells	1	—	(1)	—	—	—
Renewable generation assets	3	—	—	—	—	3
Total CMS Energy	$432	$55	$(38)	$21	$7	$477
Consumers
Coal ash disposal areas	$179	$—	$(27)	$7	$7	$166
Gas distribution cut, purge, and cap	205	22	(8)	12	—	231
Asbestos abatement	33	—	(1)	2	—	34
Renewable generation assets	11	10	—	—	—	21
Gas wells plug and abandon	—	23	(1)	—	—	22
Total Consumers	$428	$55	$(37)	$21	$7	$474

In Millions
Company and ARO Description	ARO Liability 12/31/2017	Incurred	Settled	Accretion	Cash Flow Revisions	ARO Liability 12/31/2018
CMS Energy, including Consumers
Consumers	$429	$17	$(40)	$22	$—	$428
Gas treating plant and gas wells	1	—	—	—	—	1
Renewable generation assets	—	3	—	—	—	3
Total CMS Energy	$430	$20	$(40)	$22	$—	$432
Consumers
Coal ash disposal areas	$191	$—	$(20)	$8	$—	$179
Gas distribution cut, purge, and cap	186	17	(9)	11	—	205
Asbestos abatement	42	—	(11)	2	—	33
Renewable generation assets	10	—	—	1	—	11
Total Consumers	$429	$17	$(40)	$22	$—	$428

12:	Retirement Benefits
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
DB Pension Plans: Participants in the pension plans include present and former employees of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries. Pension plan trust assets are not distinguishable by company. Effective December 31, 2017, CMS Energy’s and Consumers’ then-existing pension plan was amended to include only retired and former employees already covered; this amended plan is referred to as DB Pension Plan B. Also effective December 31, 2017, active employees were moved to a newly created pension plan, referred to as DB Pension Plan A, whose benefits mirror those provided under DB Pension Plan B. Maintaining separate plans for the two groups allows CMS Energy and Consumers to employ a more targeted investment strategy and provides additional opportunities to mitigate risk and volatility.
DCCP: CMS Energy and Consumers provide an employer contribution to the DCCP 401(k) plan for employees hired on or after July 1, 2003. The contribution ranges from five to seven percent of base pay, depending on years of service. Employees are not required to contribute in order to receive the plan’s employer contribution. DCCP expense for CMS Energy, including Consumers, was $30 million for the year ended December 31, 2019, $26 million for the year ended December 31, 2018, and $23 million for the year ended December 31, 2017. DCCP expense for Consumers was $28 million for the year ended December 31, 2019, $25 million for the year ended December 31, 2018, and $22 million for the year ended December 31, 2017.
DB SERP: The DB SERP is a nonqualified plan as defined by the Internal Revenue Code. DB SERP benefits are paid from a rabbi trust established in 1988. The trust assets are not considered plan assets under ASC 715. DB SERP rabbi trust earnings are taxable. Presented in the following table are the fair values of trust assets, ABO, and contributions for CMS Energy’s and Consumers’ DB SERP:

In Millions
Years Ended December 31	2019	2018
CMS Energy, including Consumers
Trust assets	$143	$147
ABO	149	137
Contributions	—	8
Consumers
Trust assets	$104	$106
ABO	107	98
Contributions	—	5

DC SERP: On April 1, 2006, CMS Energy and Consumers implemented a DC SERP and froze further new participation in the DB SERP. The DC SERP provides participants benefits ranging from 5 percent to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. CMS Energy’s and Consumers’ contributions to the plan, if any, are placed in a grantor trust. For CMS Energy and Consumers, trust assets were $8 million at December 31, 2019 and $5 million at December 31, 2018. DC SERP assets are included in other non‑current assets on CMS Energy’s and Consumers’ consolidated balance sheets. CMS Energy’s and Consumers’ DC SERP expense was $2 million for the year ended December 31, 2019, and $1 million for each of the years ended December 31, 2018 and 2017.
401(k) Plan: The 401(k) plan employer match equals 100 percent of eligible contributions up to the first three percent of an employee’s wages and 50 percent of eligible contributions up to the next two percent of an employee’s wages. The total 401(k) plan cost for CMS Energy, including Consumers, was $28 million for the year ended December 31, 2019, $27 million for the year ended December 31, 2018, and $26 million for the year ended December 31, 2017. The total 401(k) plan cost for Consumers was $27 million for the year ended December 31, 2019, $26 million for the year ended December 31, 2018, and $25 million for the year ended December 31, 2017.
OPEB Plan: Participants in the OPEB Plan include all regular full-time employees covered by the employee health care plan on the day before retirement from either CMS Energy or Consumers at age 55 or older with at least ten full years of applicable continuous service. Regular full-time employees who qualify for disability retirement under the DB Pension Plans or are disabled and covered by the DCCP and who have 15 years of applicable continuous service may also participate in the OPEB Plan. Retiree health care costs were based on the assumption that costs would increase 6.75 percent in 2020 and 7.00 percent in 2019 for those under 65 and would increase 7.25 percent in 2020 and 7.75 percent in 2019 for those over 65. The rate of increase was assumed to decline to 4.75 percent by 2027 and thereafter for all retirees.
In 2017, CMS Energy and Consumers approved certain amendments to the OPEB Plan. Under these amendments, effective January 1, 2019, certain Medicare-eligible retirees will purchase health care plans from private Medicare exchanges. CMS Energy and Consumers performed a remeasurement of the OPEB Plan as of October 31, 2017, resulting in a significant reduction in the benefit obligation. In July 2018, CMS Energy and Consumers approved an amendment to the OPEB Plan to improve survivor benefits for certain Medicare-eligible retirees, effective January 1, 2019, resulting in a $26 million increase in the benefit obligation.

Assumptions: Presented in the following table are the weighted-average assumptions used in CMS Energy’s and Consumers’ retirement benefits plans to determine benefit obligations and net periodic benefit cost:

December 31	2019	2018	2017
CMS Energy, including Consumers
Weighted average for benefit obligations[1]
Discount rate[2]
DB Pension Plan A	3.37%	4.48%	3.78%
DB Pension Plan B	3.17	4.32	3.64
DB SERP	3.15	4.32	3.65
OPEB Plan	3.32	4.42	3.74
Rate of compensation increase
DB Pension Plan A	3.50	3.50	3.50
DB SERP	5.50	5.50	5.50
Weighted average for net periodic benefit cost[1]
Service cost discount rate[2,3]
DB Pension Plan A4	4.55	3.85
DB SERP	4.58	3.83	4.51
OPEB Plan	4.63	3.93	4.89
Interest cost discount rate[2,3]
DB Pension Plan A4	4.08	3.39
DB Pension Plan B4	3.93	3.24
DB SERP	3.94	3.26	3.51
OPEB Plan	4.03	3.35	3.79
Expected long-term rate of return on plan assets[5]
DB Pension Plans	7.00	7.00	7.25
OPEB Plan	7.00	7.00	7.25
Rate of compensation increase
DB Pension Plan A4	3.50	3.50
DB SERP	5.50	5.50	5.50

[1]
The mortality assumption for benefit obligations was based on the Pri-2012 mortality table for 2019 and on the RP-2014 mortality table for 2018 and 2017, with projection scales MP-2019 for 2019, MP-2018 for 2018, and MP-2017 for 2017. The mortality assumption for net periodic benefit cost for 2019, 2018, and 2017 was based on the RP-2014 mortality table, with projection scales MP-2018 for 2019, MP-2017 for 2018, and MP-2016 for 2017.

[2]
The discount rate reflects the rate at which benefits could be effectively settled and is equal to the equivalent single rate resulting from a yield-curve analysis. This analysis incorporated the projected benefit payments specific to CMS Energy’s and Consumers’ DB Pension Plans and OPEB Plan and the yields on high-quality corporate bonds rated Aa or better.

[3]
CMS Energy and Consumers have elected to use a full-yield-curve approach in the estimation of service cost and interest cost; this approach applies individual spot rates along the yield curve to future projected benefit payments based on the time of payment.

[4]
Effective December 31, 2017, CMS Energy’s and Consumers’ existing defined benefit pension plan was amended to include only retired or inactive employees; this amended plan is referred to as DB Pension Plan B. Active employees were moved to a newly created pension plan, referred to as DB Pension Plan A.

The assumptions used to measure the plan cost of the previous defined benefit pension plan at December 31, 2017 were:

•	service cost discount rate of 4.53 percent

•	interest cost discount rate of 3.56 percent

•	weighted-average rate of compensation increase of 3.60 percent

[5]
CMS Energy and Consumers determined the long-term rate of return using historical market returns, the present and expected future economic environment, the capital market principles of risk and return, and the expert opinions of individuals and firms with financial market knowledge. CMS Energy and Consumers considered the asset allocation of the portfolio in forecasting the future expected total return of the portfolio. The goal was to determine a long-term rate of return that could be incorporated into the planning of future cash flow requirements in conjunction with the change in the liability. Annually, CMS Energy and Consumers review for reasonableness and appropriateness the forecasted returns for various classes of assets used to construct an expected return model. CMS Energy’s and Consumers’ expected long-term rate of return on the assets of the DB Pension Plans was 7.00 percent in 2019. The actual return (loss) on the assets of the DB Pension Plans was 21.0 percent in 2019, (6.7) percent in 2018, and 18.0 percent in 2017.

Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	DB Pension Plans and DB SERP			OPEB Plan
Years Ended December 31	2019	2018	2017	2019	2018	2017
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$41	$48	$45	$14	$17	$19
Interest cost	103	95	93	41	34	51
Expected return on plan assets	(162)	(149)	(153)	(88)	(97)	(90)
Amortization of:
Net loss	50	76	82	26	15	29
Prior service cost (credit)	1	3	5	(62)	(67)	(40)
Net periodic cost (credit)	$33	$73	$72	$(69)	$(98)	$(31)
Consumers
Net periodic cost (credit)
Service cost	$40	$47	$44	$13	$16	$19
Interest cost	97	88	90	40	33	49
Expected return on plan assets	(153)	(139)	(149)	(82)	(91)	(84)
Amortization of:
Net loss	47	73	79	26	16	29
Prior service cost (credit)	1	3	4	(61)	(65)	(39)
Net periodic cost (credit)	$32	$72	$68	$(64)	$(91)	$(26)

CMS Energy and Consumers amortize net gains and losses in excess of ten percent of the greater of the PBO or the MRV over the average remaining service period for DB Pension Plan A and the OPEB Plan and, began in 2018, over the average remaining life expectancy of participants for DB Pension Plan B.

For DB Pension Plan A, the estimated period of amortization of gains and losses was nine years for the years ended December 31, 2019 and 2018. For DB Pension Plan B, the estimated period of amortization of gains and losses was 20 years for the years ended December 31, 2019 and 2018. The estimated period of amortization for gains and losses for CMS Energy and Consumers was ten years for the DB Pension Plans for the year ended December 31, 2017. For the OPEB Plan, the estimated amortization period was ten years for the year ended December 31, 2019 and 2018 and 11 years for the year ended December 31, 2017.
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

Reconciliations: Presented in the following table are reconciliations of the funded status of CMS Energy’s and Consumers’ retirement benefits plans with their retirement benefits plans’ liabilities:

In Millions
	DB Pension Plans				DB SERP		OPEB Plan
Years Ended December 31	2019	2018			2019	2018	2019	2018
CMS Energy, including Consumers
Benefit obligation at beginning of period	$2,512		$2,780		$140	$154	$1,045		$1,097
Service cost	41		48		—	—	14		17
Interest cost	98		90		5	5	41		34
Plan amendments	—		—		—	—	—		26
Actuarial loss (gain)	476	[1]	(258)	[1]	15	(10)	110	[1]	(74)	[1]
Benefits paid	(154)		(148)		(10)	(9)	(45)		(55)
Benefit obligation at end of period	$2,973		$2,512		$150	$140	$1,165		$1,045
Plan assets at fair value at beginning of period	$2,247		$2,305		$—	$—	$1,280		$1,420
Actual return on plan assets	453		(150)		—	—	273		(86)
Company contribution	—		240		10	9	—		—
Actual benefits paid	(154)		(148)		(10)	(9)	(44)		(54)
Plan assets at fair value at end of period	$2,546		$2,247		$—	$—	$1,509		$1,280
Funded status	$(427)	[2]	$(265)	[2]	$(150)	$(140)	$344		$235
Consumers
Benefit obligation at beginning of period					$101	$112	$1,004		$1,053
Service cost					—	—	13		16
Interest cost					4	4	40		33
Plan amendments					—	—	—		25
Actuarial loss (gain)					11	(8)	106	[1]	(70)	[1]
Benefits paid					(7)	(7)	(43)		(53)
Benefit obligation at end of period					$109	$101	$1,120		$1,004
Plan assets at fair value at beginning of period					$—	$—	$1,197		$1,329
Actual return on plan assets					—	—	255		(80)
Company contribution					7	7	—		—
Actual benefits paid					(7)	(7)	(42)		(52)
Plan assets at fair value at end of period					$—	$—	$1,410		$1,197
Funded status					$(109)	$(101)	$290		$193

[1]
The actuarial loss for 2019 for the DB Pension Plans was primarily the result of lower discount rates and lower interest rates used to calculate the value of lump-sum payments. The actuarial gain for 2018 was primarily the result of higher discount rates. The actuarial loss for 2019 for the OPEB Plan was primarily the result of lower discount rates. The actuarial gain for 2018 was primarily the result of higher discount rates.

[2]	The total funded status of the DB Pension Plans attributable to Consumers, based on an allocation of expenses, was $408 million at December 31, 2019 and $246 million at December 31, 2018.
Presented in the following table is the classification of CMS Energy’s and Consumers’ retirement benefit plans’ assets and liabilities:

In Millions
December 31	2019	2018
CMS Energy, including Consumers
Non‑current assets
DB Pension Plans	$104	$38
OPEB Plan	344	235
Current liabilities
DB SERP	10	10
Non‑current liabilities
DB Pension Plans	531	303
DB SERP	140	130
Consumers
Non‑current assets
DB Pension Plans	$109	$49
OPEB Plan	290	193
Current liabilities
DB SERP	7	7
Non‑current liabilities
DB Pension Plans	517	295
DB SERP	102	94

The ABO for the DB Pension Plans was $2.6 billion at December 31, 2019 and $2.2 billion at December 31, 2018. Presented in the following table is information related to the defined benefit pension plan for which the PBO and the ABO exceed plan assets:

In Millions
December 31	2019	2018
CMS Energy, including Consumers
PBO	$1,736	$1,363
ABO	1,398	1,091
Fair value of plan assets	1,205	1,059

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost: Presented in the following table are the amounts recognized in regulatory assets and AOCI that have not been recognized as components of net periodic benefit cost. For additional details on regulatory assets, see Note 3, Regulatory Matters.

In Millions
	DB Pension Plans and DB SERP		OPEB Plan
Years Ended December 31	2019	2018	2019	2018
CMS Energy, including Consumers
Regulatory assets
Net loss	$1,114	$978	$308	$402
Prior service cost (credit)	8	9	(300)	(361)
Regulatory assets	$1,122	$987	$8	$41
AOCI
Net loss (gain)	105	90	(6)	2
Prior service credit	—	—	(8)	(9)
Total amounts recognized in regulatory assets and AOCI	$1,227	$1,077	$(6)	$34
Consumers
Regulatory assets
Net loss	$1,114	$978	$308	$402
Prior service cost (credit)	8	9	(300)	(361)
Regulatory assets	$1,122	$987	$8	$41
AOCI
Net loss	36	27	—	—
Total amounts recognized in regulatory assets and AOCI	$1,158	$1,014	$8	$41

Plan Assets: Presented in the following tables are the fair values of the assets of CMS Energy’s DB Pension Plans and OPEB Plan, by asset category and by level within the fair value hierarchy. For additional details regarding the fair value hierarchy, see Note 6, Fair Value Measurements.

In Millions
	DB Pension Plans
	December 31, 2019			December 31, 2018
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Cash and short-term investments	$44	$44	$—	$242	$242	$—
U.S. government and agencies securities	66	—	66	11	—	11
Corporate debt	493	—	493	400	—	400
State and municipal bonds	17	—	17	6	—	6
Foreign corporate bonds	33	—	33	35	—	35
Mutual funds	640	640	—	552	552	—
	$1,293	$684	$609	$1,246	$794	$452
Pooled funds	1,253			1,001
Total	$2,546			$2,247

In Millions
	OPEB Plan
	December 31, 2019			December 31, 2018
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Cash and short-term investments	$9	$9	$—	$36	$36	$—
U.S. government and agencies securities	10	—	10	2	—	2
Corporate debt	71	—	71	55	—	55
State and municipal bonds	2	—	2	1	—	1
Foreign corporate bonds	5	—	5	5	—	5
Common stocks	55	55	—	41	41	—
Mutual funds	713	713	—	594	594	—
	$865	$777	$88	$734	$671	$63
Pooled funds	644			546
Total	$1,509			$1,280

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

Asset Allocations: Presented in the following table are the investment components of the assets of CMS Energy’s DB Pension Plans and OPEB Plan as of December 31, 2019:

	DB Pension Plans	OPEB Plan
Equity securities	55%	48%
Fixed-income securities	39	33
Multi-asset investments	6	19
	100%	100%

CMS Energy’s target asset allocation for the assets of the DB Pension Plans is 53 percent equity, 35 percent fixed income, and 12 percent multi-asset investments. This target asset allocation is expected to continue to maximize the long-term return on plan assets, while maintaining a prudent level of risk. The level of acceptable risk is a function of the liabilities of the plan. Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P MidCap and SmallCap Indexes and Foreign Equity Funds. Fixed-income investments are diversified across investment grade instruments of government and corporate issuers as well as high-yield and global bond funds. Multi-assets are diversified across absolute return investment approaches and global tactical asset allocation, such as inflation protected securities, real estate investment trusts, commodities, currency, and preferred stock. CMS Energy uses annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.
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
Contributions: Presented in the following table are the contributions to CMS Energy’s and Consumers’ DB Pension Plans:

In Millions
Years Ended December 31	2019	2018
CMS Energy, including Consumers
DB Pension Plans	$—	$240
Consumers
DB Pension Plans	$—	$234

Contributions comprise required amounts and discretionary contributions. Neither CMS Energy nor Consumers contributed to the OPEB Plan in 2019 and 2018. CMS Energy, including Consumers, contributed $531 million to the DB Pension Plans in January 2020. Consumers contributed $518 million to the DB Pension Plans in January 2020. Neither CMS Energy nor Consumers plans to contribute to the OPEB Plan in 2020. Actual future contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.
Benefit Payments: Presented in the following table are the expected benefit payments for each of the next five years and the five-year period thereafter:

In Millions
	DB Pension Plans	DB SERP	OPEB Plan
CMS Energy, including Consumers
2020	$174	$10	$58
2021	176	10	60
2022	177	10	62
2023	177	10	63
2024	175	10	64
2025-2029	870	46	319
Consumers
2020	$165	$7	$56
2021	166	7	58
2022	167	7	59
2023	167	7	60
2024	166	7	61
2025-2029	825	32	305

Collective Bargaining Agreements: At December 31, 2019, unions represented 35 percent of CMS Energy’s employees and 37 percent of Consumers’ employees. The UWUA represents Consumers’ operating, maintenance, construction, and call center employees. The USW represents Zeeland plant employees. Union contracts expire in 2020.

13:	Stock-Based Compensation
CMS Energy and Consumers provide a PISP to officers, employees, and non‑employee directors based on their contributions to the successful management of the company. The PISP has a ten-year term, expiring in May 2024.
In 2019, all awards were in the form of restricted stock or restricted stock units. The PISP also allows for unrestricted common stock, stock options, stock appreciation rights, phantom shares, performance units, and incentive options, none of which was granted in 2019, 2018, or 2017.
Shares awarded or subject to stock options, phantom shares, or performance units may not exceed 6.5 million shares from June 2014 through May 2024, nor may such awards to any recipient exceed 500,000 shares in any calendar year. CMS Energy and Consumers may issue awards of up to 3,258,000 shares of common stock under the PISP as of December 31, 2019. Shares for which payment or exercise is in cash, as well as shares that expire, terminate, or are canceled or forfeited, may be awarded or granted again under the PISP.

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
Performance-based restricted stock vesting is contingent on meeting at least a 36-month service requirement and a performance condition. The performance condition is based on an adjusted measure of CMS Energy’s EPS growth relative to a peer group over a three-year period. The awards granted in 2019, 2018, and 2017 require a 38-month service period. Market-based restricted stock vesting is generally contingent on meeting a three-year service requirement and a market condition. The market condition is based on a comparison of CMS Energy’s total shareholder return with the median total shareholder return of a peer group over the same three-year period. Depending on the outcome of the performance condition or the market condition, a recipient may earn a total award ranging from zero to 200 percent of the initial grant. Time-lapse restricted stock generally vests after a service period of three years.
Restricted Stock Units: In 2019, 2018, and 2017, CMS Energy and Consumers granted restricted stock units to certain non‑employee directors who elected to defer their restricted stock awards. The restricted stock units generally vest after a service period of one year or, if earlier, at the next annual meeting. The restricted stock units will be distributed to the recipients as shares in accordance with the directors’ deferral agreements. Restricted stock units do not have voting rights, but do have dividend rights. In lieu of cash dividend payments, the dividends on restricted stock units are paid in additional units equal to the value of the dividends. These additional restricted stock units are subject to the same vesting and distribution conditions as the underlying restricted stock units. No restricted stock units were forfeited during 2019.

Presented in the following tables is the activity for restricted stock and restricted stock units under the PISP:

	CMS Energy, including Consumers		Consumers
Year Ended December 31, 2019	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	1,211,229	$39.70	1,158,836	$39.71
Granted
Restricted stock	488,594	43.57	464,485	43.57
Restricted stock units	14,899	50.35	14,050	51.15
Vested
Restricted stock	(468,308)	31.09	(447,214)	31.11
Restricted stock units	(12,503)	41.59	(11,836)	42.35
Forfeited – restricted stock	(46,949)	45.81	(40,139)	45.69
Nonvested at end of period	1,186,962	$44.56	1,138,182	$44.57

Year Ended December 31, 2019	CMS Energy, including Consumers	Consumers
Granted
Time-lapse awards	119,167	113,627
Market-based awards	144,963	137,636
Performance-based awards	144,963	137,636
Director restricted stock units	13,575	13,005
Dividend equivalents on market-based awards	12,779	12,176
Dividend equivalents on performance-based awards	15,899	15,145
Dividend equivalents on restricted stock units	1,324	1,045
Additional market-based shares based on achievement of condition	15,320	14,550
Additional performance-based shares based on achievement of condition	35,503	33,715
Total granted	503,493	478,535

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

Presented in the following table are the most important assumptions used to estimate the fair value of the market-based restricted stock awards:

Years Ended December 31	2019	2018	2017
Expected volatility	14.9%	16.7%	18.0%
Expected dividend yield	2.8	2.8	3.0
Risk-free rate	2.5	2.1	1.5

Presented in the following table is the weighted-average grant-date fair value of all awards under the PISP:

Years Ended December 31	2019	2018	2017
CMS Energy, including Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$43.57	$26.49	$28.61
Restricted stock units granted	50.35	41.77	41.98
Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$43.57	$26.51	$28.67
Restricted stock units granted	51.15	42.01	41.97

Presented in the following table are amounts related to restricted stock awards and restricted stock units:

In Millions
Years Ended December 31	2019	2018	2017
CMS Energy, including Consumers
Fair value of shares that vested during the year	$26	$27	$37
Compensation expense recognized	22	17	17
Income tax benefit recognized	1	1	7
Consumers
Fair value of shares that vested during the year	$25	$26	$35
Compensation expense recognized	21	16	16
Income tax benefit recognized	1	1	7

At December 31, 2019, $21.7 million of total unrecognized compensation cost was related to restricted stock for CMS Energy, including Consumers, and $20.8 million of total unrecognized compensation cost was related to restricted stock for Consumers. CMS Energy and Consumers expect to recognize this cost over a weighted-average period of two years.

14:	Income Taxes
CMS Energy and its subsidiaries file a consolidated U.S. federal income tax return as well as a Michigan Corporate Income Tax return for the unitary business group and various other state unitary group combined income tax returns. Income taxes are allocated based on each company’s separate taxable income in accordance with the CMS Energy tax sharing agreement.
In December 2017, the TCJA was enacted, which changed existing federal tax law and included numerous provisions that affect businesses, with the primary impact being a reduction of the corporate tax rate from 35 percent to 21 percent.
Presented in the following table is the difference between actual income tax expense on continuing operations and income tax expense computed by applying the statutory U.S. federal income tax rate:

In Millions, Except Tax Rate
Years Ended December 31	2019	2018	2017
CMS Energy, including Consumers
Income from continuing operations before income taxes	$829	$774	$886
Income tax expense at statutory rate	174	163	310
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	48	46	26
TCJA excess deferred taxes[2]	(31)	(26)	—
Production tax credits	(20)	(14)	(8)
Accelerated flow-through of regulatory tax benefits[3]	(13)	(39)	(39)
Research and development tax credits, net[4]	(2)	(11)	(1)
Impact of the TCJA[5]	—	(4)	148
Other, net	(9)	—	(12)
Income tax expense	$147	$115	$424
Effective tax rate	17.7%	14.9%	47.9%
Consumers
Income from continuing operations before income taxes	$928	$847	$971
Income tax expense at statutory rate	195	178	340
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	53	51	30
TCJA excess deferred taxes[2]	(31)	(26)	—
Accelerated flow-through of regulatory tax benefits[3]	(13)	(39)	(39)
Production tax credits	(12)	(12)	(8)
Research and development tax credits, net[4]	(2)	(11)	(1)
Impact of the TCJA[5]	—	1	33
Other, net	(5)	—	(16)
Income tax expense	$185	$142	$339
Effective tax rate	19.9%	16.8%	34.9%

[1]
In 2017, CMS Energy completed the evaluation of its methodology for the state apportionment of Consumers’ electricity sales to MISO, taking into account recent state tax law developments in the electric utility sector. To recognize the anticipated refund and the impact of the expected lower effective tax rate on their deferred state tax liabilities, CMS Energy, including Consumers, recorded a $14 million income tax benefit in 2017. These tax benefits were net of reserves for uncertain tax positions and primarily attributable to Consumers. In 2018, CMS Energy amended its 2013 Michigan Corporate Income Tax return and submitted a refund claim for taxes previously paid. The refund claim was denied by the State of Michigan. In 2019, CMS Energy received an unfavorable informal conference decision and filed a petition with the Michigan Tax Tribunal. A trial is anticipated in 2020. CMS Energy’s uncertain tax position on this matter remains unchanged.

[2]
In December 2017, Consumers remeasured its deferred tax assets and liabilities at the new federal tax rate enacted by the TCJA and recorded a net $1.6 billion regulatory liability. As a result of an order received in September 2019, Consumers began refunding these excess deferred taxes to customers. For additional details on the order received, see Note 3, Regulatory Matters.

[3]
In 2013, the MPSC issued an order authorizing Consumers to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993. Consumers implemented this regulatory treatment beginning in 2014, with the electric portion ending in 2018 and the gas portion continuing through 2025.

[4]
In March 2018, Consumers finalized a study of research and development tax credits for the tax years 2012 through 2016. As a result, Consumers recognized an $8 million increase in the credit, net of reserves for uncertain tax positions, at that time.

[5]
In December 2017, CMS Energy and Consumers recorded a reasonable estimate to measure and account for the impact of the TCJA. In December 2018, CMS Energy recorded a true-up of their estimate and eliminated the $9 million valuation allowance on the sequestration of alternative minimum tax credits.

Presented in the following table are the significant components of income tax expense on continuing operations:

In Millions
Years Ended December 31	2019	2018	2017
CMS Energy, including Consumers
Current income taxes
Federal	$(31)	$(67)	$—
State and local	28	—	6
	$(3)	$(67)	$6
Deferred income taxes
Federal	$97	$112	$368
State and local	32	58	36
	$129	$170	$404
Deferred income tax credit	21	12	14
Tax expense	$147	$115	$424
Consumers
Current income taxes
Federal	$107	$6	$159
State and local	41	13	17
	$148	$19	$176
Deferred income taxes
Federal	$(10)	$60	$120
State and local	26	51	29
	$16	$111	$149
Deferred income tax credit	21	12	14
Tax expense	$185	$142	$339

For the year ended December 31, 2017, the impact of the TCJA was a $148 million increase in deferred income tax expense at CMS Energy, including Consumers, and a $33 million increase in deferred income tax expense at Consumers. The TCJA had no impact on current income tax expense in 2017.

Presented in the following table are the principal components of deferred income tax assets (liabilities) recognized:

In Millions
December 31	2019	2018
CMS Energy, including Consumers
Deferred income tax assets
Tax loss and credit carryforwards	$239	$385
Net regulatory tax liability	385	395
Reserves and accruals	43	39
Total deferred income tax assets	$667	$819
Valuation allowance	(2)	(8)
Total deferred income tax assets, net of valuation allowance	$665	$811
Deferred income tax liabilities
Plant, property, and equipment	$(2,033)	$(1,955)
Employee benefits	(172)	(165)
Securitized costs	(59)	(65)
Gas inventory	(32)	(35)
Other	(24)	(78)
Total deferred income tax liabilities	$(2,320)	$(2,298)
Total net deferred income tax liabilities	$(1,655)	$(1,487)
Consumers
Deferred income tax assets
Net regulatory tax liability	$385	$395
Tax loss and credit carryforwards	20	64
Reserves and accruals	24	21
Total deferred income tax assets	$429	$480
Deferred income tax liabilities
Plant, property, and equipment	$(1,995)	$(1,943)
Employee benefits	(178)	(172)
Securitized costs	(59)	(65)
Gas inventory	(32)	(35)
Other	(29)	(74)
Total deferred income tax liabilities	$(2,293)	$(2,289)
Total net deferred income tax liabilities	$(1,864)	$(1,809)

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts on CMS Energy’s and Consumers’ consolidated financial statements.

Presented in the following table are the tax loss and credit carryforwards at December 31, 2019:

In Millions
	Gross Amount	Tax Attribute	Expiration
CMS Energy, including Consumers
Local net operating loss carryforwards	$389	$4	2023 – 2036
General business credits	206	206	2026 – 2039
Alternative minimum tax credits	29	29	Not applicable
Total tax attributes		$239
Consumers
General business credits	$20	$20	2027 – 2039
Total tax attributes		$20

CMS Energy has provided a valuation allowance of $2 million for the local tax loss carryforward. The TCJA repealed the corporate alternative minimum tax and requires companies to recover (through offsets of regular tax and through cash refunds) all alternative minimum tax credits over the four-year period ending in 2021. Therefore, for the year ended December 31, 2019, CMS Energy reclassified $31 million of alternative minimum tax credits to a current receivable.
CMS Energy and Consumers expect to utilize fully their tax loss and credit carryforwards for which no valuation allowance has been provided. It is reasonably possible that further adjustments will be made to the valuation allowances within one year.
Presented in the following table is a reconciliation of the beginning and ending amount of uncertain tax benefits:

In Millions
Years Ended December 31	2019	2018	2017
CMS Energy, including Consumers
Balance at beginning of period	$19	$14	$5
Additions for current-year tax positions	1	1	10
Additions for prior-year tax positions	3	4	—
Reductions for prior-year tax positions	—	—	(1)
Balance at end of period	$23	$19	$14
Consumers
Balance at beginning of period	$28	$21	$5
Additions for current-year tax positions	1	2	17
Additions for prior-year tax positions	5	5	—
Reductions for prior-year tax positions	—	—	(1)
Balance at end of period	$34	$28	$21

If recognized, all of these uncertain tax benefits would affect CMS Energy’s and Consumers’ annual effective tax rates in future years.
CMS Energy and Consumers recognize accrued interest and penalties, where applicable, as part of income tax expense. CMS Energy, including Consumers, recognized no interest or penalties for the years ended December 31, 2019, 2018, or 2017.

The amount of income taxes paid is subject to ongoing audits by federal, state, local, and foreign tax authorities, which can result in proposed assessments. CMS Energy’s federal income tax returns for 2016 and subsequent years remain subject to examination by the IRS. CMS Energy’s Michigan Corporate Income Tax returns for 2013 and subsequent years remain subject to examination by the State of Michigan. CMS Energy’s and Consumers’ estimate of the potential outcome for any uncertain tax issue is highly judgmental. CMS Energy and Consumers believe that their accrued tax liabilities at December 31, 2019 were adequate for all years.

15:	Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

In Millions, Except Per Share Amounts
Years Ended December 31	2019	2018	2017
Income available to common stockholders
Net income	$682	$659	$462
Less income attributable to noncontrolling interests	2	2	2
Net income available to common stockholders – basic and diluted	$680	$657	$460
Average common shares outstanding
Weighted-average shares – basic	283.0	282.2	280.0
Add dilutive nonvested stock awards	0.7	0.7	0.8
Add dilutive forward equity sale contracts	0.6	—	—
Weighted-average shares – diluted	284.3	282.9	280.8
Net income per average common share available to common stockholders
Basic	$2.40	$2.33	$1.64
Diluted	2.39	2.32	1.64

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

16:	Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Year Ended December 31, 2019	Electric Utility	Gas Utility	Enterprises[1]	EnerBank	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,407	$1,922	$—	$—	$6,329
Other	—	—	74	—	74
Revenue recognized from contracts with customers	$4,407	$1,922	$74	$—	$6,403
Leasing income	—	—	174	—	174
Financing income	9	5	—	221	235
Consumers alternative-revenue programs	23	10	—	—	33
Total operating revenue – CMS Energy	$4,439	$1,937	$248	$221	$6,845
Consumers
Consumers utility revenue
Residential	$1,988	$1,316	$—	$—	$3,304
Commercial	1,502	372	—	—	1,874
Industrial	669	51	—	—	720
Other	248	183	—	—	431
Revenue recognized from contracts with customers	$4,407	$1,922	$—	$—	$6,329
Financing income	9	5	—	—	14
Alternative-revenue programs	23	10	—	—	33
Total operating revenue – Consumers	$4,439	$1,937	$—	$—	$6,376

[1]	Amounts represent the enterprises segment’s operating revenue from independent power production and CMS ERM’s sales of energy commodities in support of the independent power production portfolio.

In Millions
Year Ended December 31, 2018	Electric Utility	Gas Utility	Enterprises[1]	EnerBank	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,528	$1,882	$—	$—	$6,410
Other	—	—	92	—	92
Revenue recognized from contracts with customers	$4,528	$1,882	$92	$—	$6,502
Leasing income	—	—	160	—	160
Financing income	10	5	—	157	172
Consumers alternative-revenue programs	23	16	—	—	39
Total operating revenue – CMS Energy	$4,561	$1,903	$252	$157	$6,873
Consumers
Consumers utility revenue
Residential	$2,049	$1,284	$—	$—	$3,333
Commercial	1,545	367	—	—	1,912
Industrial	674	55	—	—	729
Other	260	176	—	—	436
Revenue recognized from contracts with customers	$4,528	$1,882	$—	$—	$6,410
Financing income	10	5	—	—	15
Alternative-revenue programs	23	16	—	—	39
Total operating revenue – Consumers	$4,561	$1,903	$—	$—	$6,464

[1]	Amounts represent the enterprises segment’s operating revenue from independent power production and CMS ERM’s sales of energy commodities in support of the independent power production portfolio.
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
Accounts Receivable and Unbilled Revenues: Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost, which approximates fair value. CMS Energy and Consumers establish an allowance for uncollectible accounts based on historical losses, management’s assessment of existing economic conditions, customer payment trends, and other factors. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past-due terms established with customers. CMS Energy and Consumers charge off accounts deemed uncollectible to operating expense. Uncollectible expense for CMS Energy and Consumers was $29 million for the year ended December 31, 2019 and $29 million for the year ended December 31, 2018.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets, were $426 million at December 31, 2019 and $409 million at December 31, 2018.
Alternative‑Revenue Programs: The energy waste reduction incentive mechanism provides a financial incentive if the energy savings of Consumers’ customers exceed annual targets established by the MPSC. Consumers accounts for this program as an alternative-revenue program that meets the criteria for recognizing revenue related to the incentive as soon as energy savings exceed the annual targets established by the MPSC.
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

17:	Other Income and Other Expense
Other income was not significant for any of the periods presented except for a $14 million gain on the sale of CMS Energy common stock by Consumers in 2017. This gain was eliminated on CMS Energy’s consolidated statements of income.
Presented in the following table are the components of other expense at CMS Energy and Consumers:

In Millions
Years Ended December 31	2019	2018	2017
CMS Energy, including Consumers
Donations	$(3)	$(13)	$(31)
Civic and political expenditures	(6)	(6)	(27)
Loss on reacquired and extinguished debt	—	(16)	(18)
All other	(4)	(13)	—
Total other expense – CMS Energy	$(13)	$(48)	$(76)
Consumers
Donations	$(3)	$(13)	$(31)
Civic and political expenditures	(6)	(6)	(27)
All other	(4)	(11)	—
Total other expense – Consumers	$(13)	$(30)	$(58)

18:	Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
December 31	2019	2018
CMS Energy, including Consumers
Cash and cash equivalents	$140	$153
Restricted cash and cash equivalents	17	21
Other non‑current assets	—	1
Cash and cash equivalents, including restricted amounts	$157	$175
Consumers
Cash and cash equivalents	$11	$39
Restricted cash and cash equivalents	17	17
Cash and cash equivalents, including restricted amounts	$28	$56

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
The segments reported for CMS Energy are:

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

•	EnerBank, a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans, largely for financing home improvements
CMS Energy presents corporate interest and other expenses and Consumers’ other consolidated entities within other reconciling items. In 2019, EnerBank’s assets exceeded ten percent of CMS Energy’s consolidated assets.
Consumers
The segments reported for Consumers are:

•	electric utility, consisting of regulated activities associated with the generation, purchase, transmission, distribution, and sale of electricity in Michigan

•	gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by segment:

In Millions
Years Ended December 31	2019	2018	2017
CMS Energy, including Consumers
Operating revenue
Electric utility	$4,439	$4,561	$4,448
Gas utility	1,937	1,903	1,774
Enterprises	248	252	229
EnerBank	221	157	132
Total operating revenue – CMS Energy	$6,845	$6,873	$6,583
Consumers
Operating revenue
Electric utility	$4,439	$4,561	$4,448
Gas utility	1,937	1,903	1,774
Total operating revenue – Consumers	$6,376	$6,464	$6,222
CMS Energy, including Consumers
Depreciation and amortization
Electric utility	$713	$682	$654
Gas utility	261	239	218
Enterprises	14	8	6
EnerBank	3	4	3
Other reconciling items	1	—	—
Total depreciation and amortization – CMS Energy	$992	$933	$881
Consumers
Depreciation and amortization
Electric utility	$713	$682	$654
Gas utility	261	239	218
Other reconciling items	1	—	—
Total depreciation and amortization – Consumers	$975	$921	$872
CMS Energy, including Consumers
Income from equity method investees¹
Enterprises	$10	$9	$15
Total income from equity method investees – CMS Energy	$10	$9	$15
CMS Energy, including Consumers
Interest charges
Electric utility	$213	$209	$201
Gas utility	83	79	74
Enterprises	7	2	—
EnerBank	59	32	19
Other reconciling items	157	136	144
Total interest charges – CMS Energy	$519	$458	$438

In Millions
Years Ended December 31	2019	2018	2017
Consumers
Interest charges
Electric utility	$213	$209	$201
Gas utility	83	79	74
Other reconciling items	1	1	1
Total interest charges – Consumers	$297	$289	$276
CMS Energy, including Consumers
Income tax expense (benefit)
Electric utility	$134	$109	$245
Gas utility	51	33	96
Enterprises	2	2	72
EnerBank	16	12	22
Other reconciling items	(56)	(41)	(11)
Total income tax expense – CMS Energy	$147	$115	$424
Consumers
Income tax expense (benefit)
Electric utility	$134	$109	$245
Gas utility	51	33	96
Other reconciling items	—	—	(2)
Total income tax expense – Consumers	$185	$142	$339
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$509	$535	$455
Gas utility	233	169	173
Enterprises	33	34	(27)
EnerBank	49	38	28
Other reconciling items	(144)	(119)	(169)
Total net income available to common stockholders – CMS Energy	$680	$657	$460
Consumers
Net income (loss) available to common stockholder
Electric utility	$509	$535	$455
Gas utility	233	169	173
Other reconciling items	(1)	(1)	2
Total net income available to common stockholder – Consumers	$741	$703	$630
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[2,3]	$16,158	$16,027	$15,221
Gas utility²	8,785	7,919	7,080
Enterprises	405	412	167
EnerBank	22	25	21
Other reconciling items	20	17	17
Total plant, property, and equipment, gross – CMS Energy	$25,390	$24,400	$22,506

In Millions
Years Ended December 31	2019	2018	2017
Consumers
Plant, property, and equipment, gross
Electric utility[2,3]	$16,158	$16,027	$15,221
Gas utility²	8,785	7,919	7,080
Other reconciling items	20	17	17
Total plant, property, and equipment, gross – Consumers	$24,963	$23,963	$22,318
CMS Energy, including Consumers
Investments in equity method investees¹
Enterprises	$71	$69	$64
Total investments in equity method investees – CMS Energy	$71	$69	$64
CMS Energy, including Consumers
Total assets
Electric utility²	$14,911	$14,079	$13,906
Gas utility²	8,659	7,806	7,139
Enterprises	527	540	342
EnerBank	2,692	2,006	1,453
Other reconciling items	48	98	210
Total assets – CMS Energy	$26,837	$24,529	$23,050
Consumers
Total assets
Electric utility²	$14,973	$14,143	$13,907
Gas utility²	8,706	7,853	7,139
Other reconciling items	20	29	53
Total assets – Consumers	$23,699	$22,025	$21,099
CMS Energy, including Consumers
Capital expenditures[4]
Electric utility[5]	$1,162	$865	$882
Gas utility[5]	971	958	800
Enterprises	5	246	33
EnerBank	8	10	6
Other reconciling items	1	2	1
Total capital expenditures – CMS Energy	$2,147	$2,081	$1,722
Consumers
Capital expenditures[4]
Electric utility[5]	$1,162	$865	$882
Gas utility[5]	971	958	800
Other reconciling items	1	2	1
Total capital expenditures – Consumers	$2,134	$1,825	$1,683

[1]	Consumers had no significant equity method investments.

[2]	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

[3]	Costs related to coal-fueled electric generating units to be retired in 2023 were removed and recorded as a regulatory asset in June 2019. For additional details, see Note 3, Regulatory Matters.

[4]	Amounts include finance lease additions.

[5]	Amounts include a portion of Consumers’ capital expenditures for plant and equipment attributable to both the electric and gas utility businesses.

20:	Related-Party Transactions—Consumers
Consumers enters into a number of transactions with related parties in the normal course of business. These transactions include:

•	purchases of electricity from affiliates of CMS Enterprises

•	payments to and from CMS Energy related to parent company overhead costs

Transactions involving power supply purchases from certain affiliates of CMS Enterprises are based on avoided costs under PURPA, state law, and competitive bidding. The payment of parent company overhead costs is based on the use of accepted industry allocation methodologies. These payments are for costs that occur in the normal course of business.
Presented in the following table is Consumers’ expense recorded from related-party transactions for the years ended December 31:

In Millions
Description	Related Party	2019	2018	2017
Purchases of capacity and energy	Affiliates of CMS Enterprises	$75	$83	$90

Amounts payable to related parties for purchased power and other services were $26 million at December 31, 2019 and $20 million at December 31, 2018. Accounts receivable from related parties were $8 million at December 31, 2019 and $13 million at December 31, 2018.
In 2018, CMS Energy and Consumers sold the DB SERP debt securities and CMS Energy issued a demand note payable to the DB SERP rabbi trust. The portion of the demand note attributable to Consumers was recorded as a note receivable – related party on Consumers’ consolidated balance sheets at December 31, 2019 and December 31, 2018. For additional details about the note receivable – related party, see Note 7, Financial Instruments and Note 8, Notes Receivable.
Beginning in December 2018, Consumers and a subsidiary of CMS Energy executed a 20‑year natural gas transportation agreement, related to a pipeline owned by Consumers. For additional details about the agreement, see Note 10, Leases and Palisades Financing.
Consumers owned shares of CMS Energy common stock with a fair value of $1 million at December 31, 2019 and December 31, 2018.
In January 2020, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $300 million. At December 31, 2019, there were no outstanding loans under the agreement.

21:	Variable Interest Entities
CMS Energy has variable interests in T.E.S. Filer City, Grayling, Genesee, and Craven. While CMS Energy owns 50 percent of each partnership, it is not the primary beneficiary of any of these partnerships because decision making is shared among unrelated parties, and no one party has the ability to direct the activities that most significantly impact the entities’ economic performance, such as operations and maintenance, plant dispatch, and fuel strategy. The partners must agree on all major decisions for each of the partnerships.
Presented in the following table is information about these partnerships:

Name	Nature of the Entity	Nature of CMS Energy’s Involvement
T.E.S. Filer City	Coal-fueled power generator	Long-term PPA between partnership and Consumers
Employee assignment agreement

Grayling	Wood waste-fueled power generator	Long-term PPA between partnership and Consumers
Reduced dispatch agreement with Consumers¹
Operating and management contract

Genesee	Wood waste-fueled power generator	Long-term PPA between partnership and Consumers
Reduced dispatch agreement with Consumers¹
Operating and management contract
Guarantee of fixed rate debt²
Deferred collection of certain receivables³

Craven	Wood waste-fueled power generator	Operating and management contract

[1]
Reduced dispatch agreements allow the facilities to be dispatched based on the market price of power compared with the cost of production of the plants. This results in fuel cost savings that each partnership shares with Consumers’ customers.

[2]	CMS Energy’s guarantee is capped at $3 million annually through 2021. For additional details on this guarantee, see Note 4, Contingencies and Commitments—Guarantees.

[3]	CMS Energy’s maximum exposure to loss from these receivables is $10 million.
The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers, except as noted in the table above. Consumers has not provided any financial or other support during the periods presented that was not previously contractually required.
CMS Energy’s investment in these partnerships is included in investments on its consolidated balance sheets in the amount of $71 million as of December 31, 2019 and $69 million as of December 31, 2018.

22:	Asset Sales and Exit Activities
Enterprises
In April 2019, DIG completed a sale of transmission equipment to ITC and recognized a pre-tax gain of $16 million within maintenance and other operating expenses on CMS Energy’s consolidated statements of income.
Consumers
Asset Sale: In September 2019, Consumers completed a sale of a portion of its electric utility’s substation transmission equipment to METC. In December 2019, Consumers filed an application with the MPSC requesting approval to share voluntarily half of the gain from the sale with customers. As a result, during 2019, Consumers recorded a regulatory liability of $17 million and recognized a pre-tax gain of $17 million within maintenance and other operating expenses on its consolidated statements of income. For additional details on the sharing of the gain with customers, see Note 3, Regulatory Matters.
Exit Activities: Under its Clean Energy Plan, Consumers plans to retire the D.E. Karn 1 & 2 coal-fueled electric generating units in 2023. For additional details on Consumers’ plans to request recovery of the remaining book value of the two units upon their retirement, see Note 3, Regulatory Matters.
In October 2019, Consumers announced a retention incentive program to ensure necessary staffing at the D.E. Karn generating complex through the anticipated retirement of the coal-fueled electric generating units. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2023 is estimated to be $35 million. Consumers will seek recovery of these costs from customers.
In 2019, Consumers’ electric utility recognized $6 million related to retention and severance benefits within maintenance and other operating expenses on Consumers’ consolidated statements of income. The amount was reported as other liabilities on its consolidated balance sheets at December 31, 2019, which included $2 million of current liabilities.

23:	Quarterly Financial and Common Stock Information (Unaudited)

In Millions, Except Per Share Amounts
	2019
Quarters Ended	March 31	June 30	Sept 30	Dec 31
CMS Energy, including Consumers
Operating revenue	$2,059	$1,445	$1,546	$1,795
Operating income	359	218	351	311
Net income	213	94	207	168
Income attributable to noncontrolling interests	—	1	—	1
Net income available to common stockholders	213	93	207	167
Basic earnings per average common share¹	0.75	0.33	0.73	0.59
Diluted earnings per average common share¹	0.75	0.33	0.73	0.58
Consumers
Operating revenue	$1,943	$1,334	$1,429	$1,670
Operating income	328	175	319	308
Net income	226	98	213	206
Preferred stock dividends	—	1	—	1
Net income available to common stockholder	226	97	213	205

[1]	The sum of the quarters may not equal annual EPS due to changes in the number of shares outstanding.

In Millions, Except Per Share Amounts
	2018
Quarters Ended	March 31	June 30	Sept 30	Dec 31
CMS Energy, including Consumers
Operating revenue	$1,953	$1,492	$1,599	$1,829
Operating income	363	255	294	250
Net income	241	140	169	109
Income attributable to noncontrolling interests	—	1	—	1
Net income available to common stockholders	241	139	169	108
Basic earnings per average common share¹	0.86	0.49	0.60	0.38
Diluted earnings per average common share¹	0.86	0.49	0.59	0.38
Consumers
Operating revenue	$1,855	$1,395	$1,502	$1,712
Operating income	334	229	271	231
Net income	242	152	180	131
Preferred stock dividends	—	1	—	1
Net income available to common stockholder	242	151	180	130

[1]	The sum of the quarters may not equal annual EPS due to changes in the number of shares outstanding.

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CMS Energy Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CMS Energy Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules of CMS Energy Corporation listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for the Effects of New Regulatory Matters
As described in Note 3 to the consolidated financial statements, the Company is a utility and must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services. Under regulatory accounting, the Company records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by a non-regulated business. As of December 31, 2019, the Company has recognized a total of $2,522 million of regulatory assets and $3,829 million of regulatory liabilities. As described by management, there are multiple participants to rate case proceedings who often challenge various aspects of those proceedings, including the prudence of the Company’s policies and practices. These participants often seek cost disallowances and other relief and have appealed significant decisions reached by the regulators. The recovery of regulatory assets and the settlement of regulatory liabilities are contingent upon the outcomes of rate cases and regulatory proceedings.
The principal considerations for our determination that performing procedures relating to management’s accounting for the effects of new regulatory matters is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity applied to evaluate management’s assessment of the potential outcomes and related accounting impacts associated with pending rate case proceedings, (ii) in some cases, there was significant audit effort necessary to assess contrary evidence from various parties involved in rate case proceedings, and (iii) there was significant audit effort necessary to evaluate audit evidence related to the recovery of regulatory assets and the settlement of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including the probability of recovering incurred costs and the related accounting and disclosure impacts. These procedures also included, among others, obtaining and evaluating the Company’s correspondence with regulators, evaluating the reasonableness of management’s assessment regarding whether recovery of regulatory assets and settlement of regulatory liabilities is probable and evaluating the sufficiency of the disclosures in the consolidated financial statements. Procedures were performed to evaluate the regulatory assets and liabilities, including those subject to pending rate cases, based on provisions and formulas outlined in rate orders, other regulatory correspondence, or application of relevant regulatory precedents.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 6, 2020
We have served as the Company’s auditor since 2007.

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Consumers Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Consumers Energy Company and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule of Consumers Energy Company listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.
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
February 6, 2020
We have served as the Company’s auditor since 2007.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
CMS Energy
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, CMS Energy’s CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2019.
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
Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, CMS Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2019. The effectiveness of CMS Energy’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting: There have been no changes in CMS Energy’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to affect materially, its internal control over financial reporting.
Consumers
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, Consumers’ CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2019.
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
Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Consumers’ management concluded that its internal control over financial reporting was effective as of December 31, 2019. The effectiveness of Consumers’ internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting: There have been no changes in Consumers’ internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to affect materially, its internal control over financial reporting.
Item 9B.    Other Information
None.
Part III
Item 10.     Directors, Executive Officers and Corporate Governance
CMS Energy
Information that is required in Item 10 of this Form 10‑K regarding executive officers is included in the Item 1. Business—Information About CMS Energy’s and Consumers’ Executive Officers section, which is incorporated by reference herein.
Information that is required in Item 10 of this Form 10‑K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2020 Annual Meetings of Shareholders to be held May 1, 2020. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.
Code of Ethics
CMS Energy has adopted an employee code of ethics, entitled “CMS Energy 2020 Code of Conduct” (“Employee Code”) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of CMS Energy and its affiliates, except for EnerBank, which has its own code of conduct. The Employee Code is administered by the Chief Compliance Officer of CMS Energy, who reports directly to the Audit Committee of the Board of Directors of CMS Energy. CMS Energy has also adopted a director code of ethics entitled “2020 Board of Directors Code of Conduct” (“Director Code”) that applies to its directors. The Director Code is administered by the Audit Committee of the Board of Directors of CMS Energy. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of CMS Energy, or if none, by disinterested members of the entire Board of Directors of CMS Energy. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to CMS Energy’s CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of CMS Energy’s Director Code will be disclosed on CMS Energy’s website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.
Consumers
Information that is required in Item 10 of this Form 10‑K regarding executive officers is included in the Item 1. Business—Information About CMS Energy’s and Consumers’ Executive Officers section, which is incorporated by reference herein.

Information that is required in Item 10 of this Form 10‑K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2020 Annual Meetings of Shareholders to be held May 1, 2020. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.
Code of Ethics
Consumers has adopted an employee code of ethics, entitled “CMS Energy 2020 Code of Conduct” (“Employee Code”) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of Consumers and its affiliates, except for EnerBank, which has its own code of conduct. The Employee Code is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. Consumers has also adopted a director code of ethics entitled “2020 Board of Directors Code of Conduct” (“Director Code”) that applies to its directors. The Director Code is administered by the Audit Committee of the Board of Directors of Consumers. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of Consumers, or if none, by disinterested members of the entire Board of Directors of Consumers. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to Consumers’ CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of Consumers’ Director Code will be disclosed on Consumers’ website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.
Item 11.    Executive Compensation
See the note below.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
Presented in the following table is information regarding CMS Energy’s equity compensation plans as of December 31, 2019:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	—	$—	3,258,000
Also see the note below.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
See the note below.
Item 14.    Principal Accountant Fees and Services
See the note below.
NOTE: Information that is required by Part III—Items 11, 12, 13, and 14 of this Form 10‑K is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2020 Annual Meetings of Shareholders to be held May 1, 2020. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.

Part IV
Item 15.    Exhibits and Financial Statement Schedules
The following financial statements are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

•	Consolidated Statements of Income of CMS Energy for the years ended December 31, 2019, 2018, and 2017

•	Consolidated Statements of Comprehensive Income of CMS Energy for the years ended December 31, 2019, 2018, and 2017

•	Consolidated Statements of Cash Flows of CMS Energy for the years ended December 31, 2019, 2018, and 2017

•	Consolidated Balance Sheets of CMS Energy at December 31, 2019 and 2018

•	Consolidated Statements of Changes in Equity of CMS Energy for the years ended December 31, 2019, 2018, and 2017

•	Consolidated Statements of Income of Consumers for the years ended December 31, 2019, 2018, and 2017

•	Consolidated Statements of Comprehensive Income of Consumers for the years ended December 31, 2019, 2018, and 2017

•	Consolidated Statements of Cash Flows of Consumers for the years ended December 31, 2019, 2018, and 2017

•	Consolidated Balance Sheets of Consumers at December 31, 2019 and 2018

•	Consolidated Statements of Changes in Equity of Consumers for the years ended December 31, 2019, 2018, and 2017

•	Notes to the Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm for CMS Energy

•	Report of Independent Registered Public Accounting Firm for Consumers
The following financial statement schedules are included below:

•	Schedule I — Condensed Financial Information of Registrant, CMS Energy—Parent Company at December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017

•	Schedule II — Valuation and Qualifying Accounts and Reserves of CMS Energy for the years ended December 31, 2019, 2018, and 2017

•	Schedule II — Valuation and Qualifying Accounts and Reserves of Consumers for the years ended December 31, 2019, 2018, and 2017

Schedule I — Condensed Financial Information of Registrant
CMS Energy—Parent Company
Condensed Statements of Income

In Millions
Years Ended December 31	2019	2018	2017

Operating Expenses
Other operating expenses	$(38)	$(7)	$(9)
Total operating expenses	(38)	(7)	(9)

Operating Loss	(38)	(7)	(9)

Other Income (Expense)
Equity earnings of subsidiaries	826	780	633
Nonoperating retirement benefits, net	(1)	(1)	(1)
Interest income	1	2	1
Other income	1	—	2
Other expense	—	(17)	(31)
Total other income	827	764	604

Interest Charges
Interest on long-term debt	156	135	143
Intercompany interest expense and other	10	7	3
Total interest charges	166	142	146

Income Before Income Taxes	623	615	449
Income Tax Benefit	(57)	(42)	(11)

Net Income Available to Common Stockholders	$680	$657	$460
The accompanying notes are an integral part of these statements.

Schedule I — Condensed Financial Information of Registrant (Continued)
CMS Energy—Parent Company
Condensed Statements of Cash Flows

In Millions
Years Ended December 31	2019	2018	2017

Cash Flows from Operating Activities
Net cash provided by operating activities	$697	$702	$433

Cash Flows from Investing Activities
Investment in subsidiaries	(683)	(363)	(447)
Proceeds from DB SERP investments	—	22	—
Net cash used in investing activities	(683)	(341)	(447)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,158	560	799
Issuance of common stock	12	41	83
Retirement of long-term debt	(738)	(675)	(425)
Debt prepayment costs	—	(16)	(18)
Payment of dividends on common stock	(434)	(405)	(375)
Debt issuance costs and financing fees	(18)	(8)	(3)
Change in notes payable – intercompany	6	142	(47)
Net cash provided by (used in) financing activities	(14)	(361)	14

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	—	—	—
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	—	—	—

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$—	$—	$—
The accompanying notes are an integral part of these statements.

Schedule I — Condensed Financial Information of Registrant (Continued)
CMS Energy—Parent Company
Condensed Balance Sheets

ASSETS
In Millions
December 31	2019	2018

Current Assets
Notes and accrued interest receivable	$2	$2
Accounts receivable – intercompany and related parties	9	7
Federal income tax receivable	18	44
Accrued taxes	—	26
Prepayments and other current assets	1	1
Total current assets	30	80

Other Non‑current Assets
Deferred income taxes	126	180
Investments in subsidiaries	8,526	7,706
Other investments	4	3
Other	16	10
Total other non‑current assets	8,672	7,899

Total Assets	$8,702	$7,979

LIABILITIES AND EQUITY
In Millions
December 31	2019	2018

Current Liabilities
Current portion of long-term debt	$—	$180
Accounts and notes payable – intercompany	123	113
Accrued interest, including intercompany	34	32
Accrued taxes	5	—
Other current liabilities	38	7
Total current liabilities	200	332

Non‑current Liabilities
Long-term debt	3,334	2,750
Notes payable – intercompany	112	116
Postretirement benefits	21	17
Other non‑current liabilities	17	9
Total non‑current liabilities	3,484	2,892

Equity
Common stockholders’ equity	5,018	4,755

Total Liabilities and Equity	$8,702	$7,979
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
CMS Energy and the plaintiffs in each of the Kansas and the Wisconsin actions engaged in settlement discussions and CMS Energy has recorded a $30 million liability at December 31, 2019 as a probable estimate to settle these two cases. CMS Energy can give no assurances that it can reach a final settlement with the plaintiffs in these two cases, of the actual amount CMS Energy would have to pay in any settlement, or, in the Wisconsin case, that the Wisconsin court would approve any such settlement. If settlement does not occur and the outcome after appeals is unfavorable to CMS Energy, these cases could negatively affect CMS Energy’s liquidity, financial condition, and results of operations.

3:	Guarantees
CMS Energy has issued guarantees with a maximum potential obligation of $430 million on behalf of some of its wholly owned subsidiaries and related parties. CMS Energy’s maximum potential obligation consists primarily of potential payments:

•	to third parties under certain commodity purchase and swap agreements entered into with CMS ERM

•	to third parties under certain agreements entered into with Grand River Wind, LLC, a wholly owned subsidiary of CMS Enterprises

•	to third parties in support of non‑recourse revenue bonds issued by Genesee

•	to EGLE on behalf of CMS Land and CMS Capital, for environmental remediation obligations at Bay Harbor

•
to the U.S. Department of Energy on behalf of Consumers, in connection with Consumers’ 2011 settlement agreement with the U.S. Department of Energy regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers

The expiry dates of these guarantees vary, depending upon contractual provisions or upon the statute of limitations under the relevant governing law.

4:	Note Payable—Intercompany
In July 2018, CMS Energy issued a demand note payable to the DB SERP rabbi trust, of which $124 million was attributable to CMS Energy’s subsidiaries. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028. This note payable is not recorded at fair value; however, its carrying value approximates fair value at December 31, 2019. This fair value measurement is classified in Level 3 within the fair value hierarchy.

Schedule II — Valuation and Qualifying Accounts and Reserves
CMS Energy Corporation
Years Ended December 31, 2019, 2018, and 2017

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for uncollectible accounts[1]
2019	$20	$29	$—	$29	$20
2018	20	29	—	29	20
2017	24	29	—	33	20
Deferred tax valuation allowance
2019	$8	$—	$—	$6	$2
2018	15	2	—	9	8
2017	5	10	—	—	15
Allowance for notes receivable[1]
2019	$24	$38	$—	$29	$33
2018	20	25	—	21	24
2017	16	20	—	16	20

[1]	Deductions represent write-offs of uncollectible accounts, net of recoveries.
Consumers Energy Company
Years Ended December 31, 2019, 2018, and 2017

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for uncollectible accounts[1]
2019	$20	$29	$—	$29	$20
2018	20	29	—	29	20
2017	24	29	—	33	20

[1]	Deductions represent write-offs of uncollectible accounts, net of recoveries.

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

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
3.1[1]	1-9513	(3)(a)	—	Restated Articles of Incorporation of CMS Energy, effective June 1, 2004, as amended May 22, 2009 (Form 10‑Q for the quarterly period ended June 30, 2009)
3.2[1]	1-9513	3.2	—	CMS Energy Bylaws, amended and restated effective February 8, 2016 (Form 8‑K filed February 8, 2016)
3.3	1-5611	3(c)	—	Restated Articles of Incorporation of Consumers effective June 7, 2000 (Form 10‑K for the fiscal year ended December 31, 2000)
3.4	1-5611	3.2	—	Consumers Bylaws, amended and restated as of January 24, 2013 (Form 8-K filed January 29, 2013)
4.1	2-65973	(b)(1)–4	—
Indenture dated as of September 1, 1945 between Consumers and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1, 1979 (Form S-16 filed November 13, 1979)

				Indentures Supplemental thereto:
4.1.a	1-5611	4.2	—	104th dated as of 8/11/05 (Form 8-K filed August 11, 2005)
4.1.b	1-5611	4.1	—	112th dated as of 9/1/10 (Form 8-K filed September 7, 2010)
4.1.c	1-5611	4.1	—	113th dated as of 10/15/10 (Form 8-K filed October 20, 2010)
4.1.d	1-5611	4.1	—	114th dated as of 3/31/11 (Form 8-K filed April 6, 2011)
4.1.e	1-5611	4.1	—	116th dated as of 9/1/11 (Form 10-Q for the quarterly period ended September 30, 2011)
4.1.f	1-5611	4.1	—	117th dated as of 5/8/12 (Form 8-K filed May 8, 2012)
4.1.g	1-5611	4.1	—	119th dated as of 8/3/12 (Form 10-Q for the quarterly period ended September 30, 2012)
4.1.h	1-5611	4.1	—	120th dated as of 12/17/12 (Form 8-K filed December 20, 2012)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.1.i	1-5611	4.1	—	121st dated as of 5/17/13 (Form 8-K filed May 17, 2013)
4.1.j	1-5611	4.1	—	122nd dated as of 8/9/13 (Form 8-K filed August 9, 2013)
4.1.k	1-5611	4.1	—	123rd dated as of 12/20/13 (Form 8-K filed December 27, 2013)
4.1.l	1-5611	4.1	—	124th dated as of 8/18/2014 (Form 8-K filed August 18, 2014)
4.1.m	1-5611	4.1	—	125th dated as of 11/6/2015 (Form 8-K filed November 6, 2015)
4.1.n	1-5611	4.1	—	126th dated as of 11/23/2015 (Form 8-K filed November 25, 2015)
4.1.o	1-5611	4.1	—	127th dated as of 8/10/16 (Form 8-K filed August 10, 2016)
4.1.p	1-5611	4.1	—	128th dated as of 2/22/17 (Form 8-K filed February 22, 2017)
4.1.q	1-5611	4.1	—	129th dated as of 9/28/17 (Form 8-K filed September 28, 2017)
4.1.r	1-5611	4.1	—	130th dated as of 11/15/17 (Form 8-K filed November 15, 2017)
4.1.s	1-5611	4.1	—	131st dated as of 5/14/18 (Form 8‑K filed May 14, 2018)
4.1.t	1-5611	4.1	—	132nd dated as of 6/5/18 (Form 8‑K filed June 5, 2018)
4.1.u	1-5611	4.1	—	133rd dated as of 10/1/18 (Form 8-K filed October 1, 2018)
4.1.v	1-5611	4.1	—	134th dated as of 11/13/18 (Form 8-K filed November 13, 2018)
4.1.w	1-5611	4.1	—	135th dated as of 5/28/19 (Form 8-K filed May 28, 2019)
4.1.x	1-5611	4.1	—	136th dated as of 9/3/19 (Form 8-K filed September 3, 2019)
4.1.y	1-5611	4.1	—	137th dated as of 9/19/19 (Form 8-K filed September 19, 2019)
4.1.z	1-5611	4.3	—	138th dated as of 10/1/19 (Form 10-Q for the quarterly period ended September 30, 2019)
4.2	1-5611	(4)(b)	—	Indenture dated as of January 1, 1996 between Consumers and The Bank of New York Mellon, as Trustee (Form 10-K for the fiscal year ended December 31, 1995)
4.3	1-5611	(4)(c)	—	Indenture dated as of February 1, 1998 between Consumers and The Bank of New York Mellon (formerly The Chase Manhattan Bank), as Trustee (Form 10-K for the fiscal year ended December 31, 1997)
4.4[1]	33-47629	(4)(a)	—	Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee (Form S-3 filed May 1, 1992)
				Indentures Supplemental thereto:
4.4.a1	1-9513	4.1	—	28th dated as of 3/12/12 (Form 8‑K filed March 12, 2012)
4.4.b1	1-9513	4.1	—	29th dated as of 3/22/13 (Form 8-K filed March 22, 2013)
4.4.c1	1-9513	4.1	—	30th dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.4.d1	1-9513	4.2	—	31st dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.4.e1	1-9513	4.1	—	32nd dated as of 11/9/15 (Form 8-K filed November 9, 2015)
4.4.f1	1-9513	4.1	—	33rd dated as of 5/5/16 (Form 8-K filed May 5, 2016)
4.4.g1	1-9513	4.1	—	34th dated as of 11/3/16 (Form 8-K filed November 3, 2016)
4.4.h1	1-9513	4.1	—	35th dated as of 2/13/17 (Form 8-K filed February 13, 2017)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.5[1]	1-9513	(4a)	—	Indenture dated as of June 1, 1997 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed July 1, 1997)
				Indentures Supplemental thereto:
4.5.a1	1-9513	4.5.a	—	5th dated as of 2/13/18 (Form 10‑K for the fiscal year ended December 31, 2017)
4.5.b1	1-9513	4.1	—	6th dated as of 3/8/18 (Form 8-K filed March 8, 2018)
4.5.c1	1-9513	4.1	—	7th dated as of 9/26/18 (Form 8-K filed September 26, 2018)
4.5.d1	1-9513	4.1	—	8th dated as of 2/20/19 (Form 8-K filed February 20, 2019)
4.6[1]			—	Description of CMS Energy Securities
4.7			—	Description of Consumers Securities
10.1[2]	1-9513	10.1	—	CMS Energy Performance Incentive Stock Plan, effective March 12, 2018 (Form 8-K filed March 14, 2018)
10.2[2]	1-9513	10.3	—	CMS Energy’s Deferred Salary Savings Plan, as amended and restated, effective January 1, 2019 (Form 10‑K for the fiscal year ended December 31, 2018)
10.3[2]	1-9513	10.5	—	CMS Energy and Consumers Director’s Deferred Compensation Plan, effective as of November 30, 2007 (Form 10-K for the fiscal year ended December 31, 2014)
10.4[2]	1-9513	10.6	—
Supplemental Executive Retirement Plan for Employees of CMS Energy/Consumers effective on January 1, 1982 and as amended effective April 1, 2011 (Form 10-Q for the quarterly period ended March 31, 2011)

10.5[2]	1-9513	10.7	—	Defined Contribution Supplemental Executive Retirement Plan, as amended and restated, effective May 1, 2019 (Form 10-K for the fiscal year ended December 31, 2018)
10.6[2]			—	Form of Officer Separation Agreement as of January 2020
10.7[1]	1-9513	(10)(y)	—	Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others (Form 10-K for the fiscal year ended December 31, 1990)
10.8[1,2]	1-9513	(10)(a)	—	Form of Indemnification Agreement between CMS Energy and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.9[2]	1-5611	(10)(b)	—	Form of Indemnification Agreement between Consumers and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.10[2]			—	CMS Incentive Compensation Plan for CMS Energy and Consumers Officers as amended, effective as of January 16, 2020
10.11[2]	1-9513	10.1	—	2016 Form of Change in Control Agreement (Form 8-K filed June 23, 2016)
10.12[2]			—	Annual Employee Incentive Compensation Plan for Consumers as amended, effective as of December 1, 2019

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.13[2]			—	Annual CMS Enterprises Employee Incentive Compensation for CMS Enterprises as amended, effective as of December 1, 2019
10.14[1]	1-9513	10.1	—	$550 million Fourth Amended and Restated Revolving Credit Agreement dated as of June 5, 2018 among CMS Energy, the Banks, as defined therein, and Barclays, as Agent (Form 8‑K filed June 5, 2018)
10.15	1-5611	10.2	—	$850 million Fifth Amended and Restated Revolving Credit Agreement dated as of June 5, 2018 among Consumers, the Banks, as defined therein, and JPMorgan, as Agent (Form 8-K filed June 5, 2018)
10.16	1-5611	10.1	—
$250 million Amended and Restated Revolving Credit Agreement dated as of November 19, 2018 among Consumers, the Banks, as defined therein, and The Bank of Nova Scotia, as Agent (Form 8‑K filed November 20, 2018)

10.16.a	1-5611	10.1	—	Description of the Extension to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8‑K filed November 19, 2019)
10.17[2]	1-9513	10.1	—
Consumers and other CMS Energy Companies Retired Executives Survivor Benefit Plan for Management/ Executive Employees, distributed July 1, 2011 (Form 10-Q for the quarterly period ended September 30, 2011)

10.18	1-5611	10.1	—	Form of Commercial Paper Dealer Agreement between Consumers, as Issuer, and the Dealer party thereto (Form 10-Q for the quarterly period ended September 30, 2014)
21.1			—	Subsidiaries of CMS Energy and Consumers
23.1			—	Consent of PricewaterhouseCoopers LLP for CMS Energy
23.2			—	Consent of PricewaterhouseCoopers LLP for Consumers
31.1			—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2			—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3			—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4			—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1			—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2			—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1[1]	333-221134	99.1	—	CMS Energy Stock Purchase Plan, as amended and restated October 26, 2017 (Form S-3ASR filed October 26, 2017)

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
101.INS			—	Inline XBRL Instance Document
101.SCH			—	Inline XBRL Taxonomy Extension Schema
101.CAL			—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF			—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB			—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE			—	Inline XBRL Taxonomy Extension Presentation Linkbase
104			—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

[1]	Obligations of CMS Energy or its subsidiaries, but not of Consumers.

[2]	Management contract or compensatory plan or arrangement.
Exhibits that have been previously filed with the SEC, designated above, are incorporated herein by reference and made a part hereof.
Item 16.     Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Patricia K. Poppe
Name:	Patricia K. Poppe
Title:	President and Chief Executive Officer
Date:	February 6, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities indicated and on February 6, 2020.

/s/ Patricia K. Poppe	/s/ Kurt L. Darrow
Patricia K. Poppe	Kurt L. Darrow, Director
President and Chief Executive Officer, and Director
/s/ Stephen E. Ewing
(Principal Executive Officer)	Stephen E. Ewing, Director

/s/ William D. Harvey
/s/ Rejji P. Hayes	William D. Harvey, Director
Rejji P. Hayes
Executive Vice President and Chief Financial Officer	/s/ John G. Russell
John G. Russell, Director
(Principal Financial Officer)
/s/ Suzanne F. Shank
Suzanne F. Shank, Director
/s/ Glenn P. Barba
Glenn P. Barba	/s/ Myrna M. Soto
Vice President, Controller, and Chief Accounting Officer	Myrna M. Soto, Director

(Controller)	/s/ John G. Sznewajs
John G. Sznewajs, Director

/s/ Jon E. Barfield	/s/ Ronald J. Tanski
Jon E. Barfield, Director	Ronald J. Tanski, Director

/s/ Deborah H. Butler	/s/ Laura H. Wright
Deborah H. Butler, Director	Laura H. Wright, Director

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Patricia K. Poppe
Name:	Patricia K. Poppe
Title:	President and Chief Executive Officer
Date:	February 6, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities indicated and on February 6, 2020.

/s/ Patricia K. Poppe	/s/ Kurt L. Darrow
Patricia K. Poppe	Kurt L. Darrow, Director
President and Chief Executive Officer, and Director
/s/ Stephen E. Ewing
(Principal Executive Officer)	Stephen E. Ewing, Director

/s/ William D. Harvey
/s/ Rejji P. Hayes	William D. Harvey, Director
Rejji P. Hayes
Executive Vice President and Chief Financial Officer	/s/ John G. Russell
John G. Russell, Director
(Principal Financial Officer)
/s/ Suzanne F. Shank
Suzanne F. Shank, Director
/s/ Glenn P. Barba
Glenn P. Barba	/s/ Myrna M. Soto
Vice President, Controller, and Chief Accounting Officer	Myrna M. Soto, Director

(Controller)	/s/ John G. Sznewajs
John G. Sznewajs, Director

/s/ Jon E. Barfield	/s/ Ronald J. Tanski
Jon E. Barfield, Director	Ronald J. Tanski, Director

/s/ Deborah H. Butler	/s/ Laura H. Wright
Deborah H. Butler, Director	Laura H. Wright, Director