Form 10-Q
period 2020-03-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2020-04-27
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 6, 2020:
CMS Energy Corporation:
CMS Energy Common Stock, $0.01 par value (including 12,322 shares owned by Consumers Energy)	286,221,472
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10‑Q to the Securities and Exchange Commission for the Period Ended March 31, 2020

Glossary
Certain terms used in the text and financial statements are defined below.
2016 Energy Law
Michigan’s Public Acts 341 and 342 of 2016, which became effective in April 2017
2019 Form 10‑K
Each of CMS Energy’s and Consumers’ Annual Report on Form 10‑K for the year ended December 31, 2019
ABATE
The Association of Businesses Advocating Tariff Equity
ARO
Asset retirement obligation
ASU
Financial Accounting Standards Board Accounting Standards Update
Bay Harbor
A residential/commercial real estate area located near Petoskey, Michigan, in which CMS Energy sold its interest in 2002 bcf
Billion cubic feet
CARES Act
Coronavirus Aid, Relief, and Economic Security Act of 2020
Cantera Gas Company
Cantera Gas Company LLC, a non‑affiliated company, formerly known as CMS Field Services
Cantera Natural Gas, Inc.
Cantera Natural Gas, Inc., a non‑affiliated company that purchased CMS Field Services
CCR
Coal combustion residual
CDC
U.S. Centers for Disease Control and Prevention
CEO
Chief Executive Officer
CERCLA
The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CFO
Chief Financial Officer
Clean Air Act
Federal Clean Air Act of 1963, as amended

Clean Energy Plan
Consumers’ long‑term strategy for delivering clean, reliable, and affordable energy to its customers through the increased use of energy efficiency and customer demand management programs, additional renewable energy generation, and conservation voltage reduction
Clean Water Act
Federal Water Pollution Control Act of 1972, as amended
CMS Energy
CMS Energy Corporation and its consolidated subsidiaries, unless otherwise noted; the parent of Consumers, CMS Enterprises, and EnerBank
CMS Enterprises
CMS Enterprises Company, a wholly owned subsidiary of CMS Energy
CMS Field Services
CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises
CMS Land
CMS Land Company, a wholly owned subsidiary of CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy
CMS MST
CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS Energy Resource Management Company in 2004
Consumers
Consumers Energy Company and its consolidated subsidiaries, unless otherwise noted; a wholly owned subsidiary of CMS Energy
COVID‑19
Coronavirus disease 2019, a respiratory illness that was declared a pandemic in March 2020 and to which public and private agencies have responded by instituting social-distancing and other measures designed to slow the spread of the disease
CSAPR
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
EnerBank USA, a wholly owned subsidiary of CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy energy waste reduction
The reduction of energy consumption through energy efficiency and demand‑side energy conservation, as established under the 2016 Energy Law
EPA
U.S. Environmental Protection Agency
EPS
Earnings per share
Exchange Act
Securities Exchange Act of 1934
FDIC
Federal Deposit Insurance Corporation
FERC
The Federal Energy Regulatory Commission
FICO
Fair Issac Corporation, a non-affiliated company providing data analytic services, with a focus on credit scoring services
FTR
Financial transmission right
GAAP
U.S. Generally Accepted Accounting Principles
GCR
Gas cost recovery
IRP
Integrated resource plan
IRS
Internal Revenue Service
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
Manufactured gas plant
Michigan Mercury Rule
Michigan Air Pollution Control Rules of 2009, as amended, Part 15: Emission Limitations and Prohibitions—Mercury
MISO
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
Tax Cuts and Jobs Act of 2017

UWUA
Utility Workers Union of America, AFL-CIO

Filing Format
This combined Form 10‑Q is separately filed by CMS Energy and Consumers. Information in this combined Form 10‑Q relating to each individual registrant is filed by such registrant on its own behalf. Consumers makes no representation regarding information relating to any other companies affiliated with CMS Energy other than its own subsidiaries. None of CMS Energy, CMS Enterprises, EnerBank, nor any of CMS Energy’s other subsidiaries (other than Consumers) has any obligation in respect of Consumers’ debt securities and holders of such debt securities should not consider the financial resources or results of operations of CMS Energy, CMS Enterprises, EnerBank, nor any of CMS Energy’s other subsidiaries (other than Consumers and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers’ debt securities. Similarly, neither Consumers nor any other subsidiary of CMS Energy has any obligation in respect of debt securities of CMS Energy.
This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2019 Form 10‑K.
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
Forward‑Looking Statements and Information
This Form 10‑Q and other CMS Energy and Consumers disclosures may contain forward‑looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward‑looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward‑looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward‑looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:

•
the impact of the COVID‑19 pandemic on CMS Energy’s and Consumers’ revenues, expenses, uncollectible accounts, energy efficiency programs, pension funding, PSCR and GCR costs, capital investment programs, cash flows, liquidity, maintenance of existing assets, and other operating expenses

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

•
the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy‑related commodities

•
factors affecting development of electric generation projects and gas and electric transmission and distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, and government approvals

•
potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, operations, or backup systems due to accidents, explosions, physical disasters, global pandemics, cyber incidents, vandalism, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events

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
Executive Overview
CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility; CMS Enterprises, primarily a domestic independent power producer and marketer; and EnerBank, an industrial bank located in Utah. Consumers’ electric utility operations include the generation, purchase, transmission, distribution, and sale of electricity, and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas. Consumers’ customer base consists of a mix of residential, commercial, and diversified industrial customers. CMS Enterprises, through its subsidiaries and equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production. EnerBank provides primarily unsecured, fixed-rate installment loans throughout the U.S. to finance home improvements.
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
COVID‑19 Pandemic
CMS Energy and Consumers are responding to a public health emergency caused by the COVID‑19 pandemic by instituting measures consistent with guidance provided by local, state, and federal agencies. CMS Energy and Consumers maintain over 60 departmental business continuity plans; these plans were reviewed and enhanced in early 2020 to ensure readiness for the COVID-19 pandemic. CMS Energy and Consumers have taken steps to protect the safety of employees, customers, and contractors, and have executed their business continuity plans to ensure the continued delivery of critical energy services. Additionally, CMS Energy and Consumers have mitigated the potential impact of the pandemic on their liquidity by recently completing financing transactions and reducing the need for external funding for the remainder of the year.
The COVID‑19 pandemic is a rapidly evolving situation. In the near term, Consumers has experienced a decline in electric deliveries to commercial and industrial customers and anticipates increased uncollectible accounts, workforce-related costs, miscellaneous expenses above amounts in general rates, and other one-time costs in the future as a result of the pandemic. In April 2020, the MPSC issued an order authorizing Consumers to defer uncollectible accounts expense associated with the pandemic and requesting comments on utility accounting for other COVID‑19-related expenses and COVID‑19-related impacts to regulatory activities.
Additionally, EnerBank has experienced slower lending growth and anticipates higher loan write-offs and increased loan modifications in the future as a result of the pandemic. The companies cannot predict the long-term impact of the pandemic on their liquidity, financial condition, results of operations, cash flows, or capital investment program. More detailed discussion of the near-term impacts of and future uncertainties related to the COVID‑19 pandemic can be found throughout this MD&A and in Part II—Item 1A. Risk Factors.
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
In response to the COVID‑19 pandemic, CMS Energy and Consumers have issued a response plan that is focused on the health and safety of their co-workers, customers, and communities. CMS Energy and Consumers have aligned with CDC guidelines and executive orders issued by Michigan’s governor to protect their employees, customers, and contractors to ensure the continued delivery of critical energy services. To align with, and in addition to, these guidelines, CMS Energy and Consumers have:

•	sequestered employees with critical roles at generating plants, gas compression facilities, and electric control rooms

•	adjusted work to focus on emergent and critical activities such as electric outages, gas leaks, and other public safety and reliability work

•	implemented a 14‑day self-quarantine requirement for employees who have come into contact with a person suspected to have COVID‑19

•	prohibited business-related international and domestic travel, and instituted a mandatory 14‑day work remote period for employees who return from personal travel to impacted areas

•	required employees to work remotely when possible

•	reduced service at 13 direct payment offices to drop box and drive-through services only

•	contracted a chief medical officer to guide the companies’ response and provide rapid support and supplies for the workforce

•	offered additional paid leave to employees to alleviate child care-related burdens and implemented other interim workforce policies to offer flexibility and reduce employee concerns
CMS Energy and Consumers have also suspended shut-offs of service for non-payment and extended payment protection plans for low-income and senior customers through June 1, 2020.
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

CMS Energy and Consumers continue to focus on opportunities to protect the environment and to reduce their carbon footprint. As a result of actions already taken by CMS Energy and Consumers, the companies have:

•	decreased their combined percentage of electric supply (self-generated and purchased) from coal by 18 percentage points since 2015

•	reduced carbon dioxide emissions by over 35 percent since 2005

•	reduced the amount of water used to generate electricity by over 35 percent since 2012

•	reduced landfill waste disposal by over 1.3 million tons since 1992

•	reduced methane emissions by 12 percent since 2012
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
In 2019, the MPSC approved the IRP that Consumers filed in 2018, which details its Clean Energy Plan. Under its Clean Energy Plan, Consumers will meet the requirements of the 2016 Energy Law using its clean and lean strategy, which focuses on increasing the generation of renewable energy, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times. Further, Consumers plans to replace its coal-fueled generation predominantly with investment in renewable energy, which will enable Consumers to meet and exceed the 2016 Energy Law renewable energy requirements and fulfill increasing customer demand for renewable energy. Through its Clean Energy Plan, Consumers expects to reduce carbon emissions of its owned generation by more than 90 percent from its 2005 levels by 2040. Additionally, the Clean Energy Plan will allow Consumers to achieve a breakthrough goal of at least 50 percent combined renewable energy and energy waste reduction by 2030.

Presented in the following illustration is Consumers’ 2019 capacity portfolio and its future capacity portfolio as projected in the IRP. This illustration includes the effects of purchased capacity and energy waste reduction and uses the nameplate capacity of renewable energy sources:
The Clean Energy Plan lays the foundation for Consumers’ recently announced goal to achieve net-zero carbon emissions by 2040. As part of this goal, which was announced in February 2020, Consumers will significantly reduce its carbon emissions from its electric business and offset any remaining emissions through strategies including, but not limited to, carbon sequestration, landfill methane capture, and large-scale tree planting. The goal includes not only emissions from Consumers’ owned generation, but also emissions from the generation of power purchased through long-term PPAs and from the MISO energy market.
In addition to Consumers’ efforts to reduce the electric utility’s carbon footprint, it is also making efforts to reduce the gas utility’s methane footprint. In October 2019, Consumers set a goal of net‑zero methane emissions from its natural gas delivery system by 2030. Consumers’ Methane Reduction Plan, released in November 2019, outlines its plan to reach this net-zero emissions goal. Consumers plans to reduce methane emissions from its system by about 80 percent by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will be eliminated by purchasing and/or producing renewable natural gas.

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
CMS Energy, through CMS Enterprises, continues to pursue further opportunities for the development of renewable generation projects. In recent years, CMS Enterprises completed the development of and now operates a wind generation project and three solar generation projects.
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
For the three months ended March 31, 2020, CMS Energy’s net income available to common stockholders was $243 million, and diluted EPS were $0.85. This compares with net income available to common stockholders of $213 million and diluted EPS of $0.75 for the three months ended March 31, 2019. In 2020, the benefits from electric and gas rate increases, lower service restoration costs, and increased income tax benefits were offset partially by lower electric and gas sales due primarily to unfavorable weather and higher depreciation and property tax expense. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Consumers anticipates a decline in electric deliveries to commercial and industrial customers in the near term as a result of the COVID‑19 pandemic, but cannot predict the impact on full-year 2020 electric and gas deliveries at this time. Over the long term, Consumers expects weather-normalized electric deliveries over the next five years to decrease slightly and weather‑normalized gas deliveries to remain stable. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in electric and gas demand.
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
Presented in the following illustration are planned capital expenditures of $12.2 billion that Consumers expects to make from 2020 through 2024:
Of this amount, Consumers plans to spend $9.4 billion over the next five years to maintain and upgrade its gas infrastructure and electric distribution systems in order to enhance safety and reliability, improve customer satisfaction, and reduce energy waste on those systems. The gas infrastructure projects comprise $5.0 billion to sustain deliverability and enhance pipeline integrity and safety. These projects, which involve replacement of mains and services and enhancement of transmission and storage systems, should reduce the minor quantity of methane emissions released as gas is transported. The electric distribution projects comprise $4.4 billion to strengthen circuits and substations and replace poles. Consumers also expects to spend $2.8 billion on electric supply projects, primarily new renewable generation. In response to the COVID‑19 pandemic, Consumers has rescheduled some capital investment projects, but has not made any changes to its long-term capital investment program at this time.
Regulation: Regulatory matters are a key aspect of Consumers’ business, particularly rate cases and regulatory proceedings before the MPSC, which permit recovery of new investments while helping to ensure that customer rates are fair and affordable. Important regulatory events and developments not already discussed are summarized below.

•
2019 Gas Rate Case: In December 2019, Consumers filed an application with the MPSC seeking an annual rate increase of $245 million, based on a 10.5 percent authorized return on equity. The filing also seeks approval of a revenue decoupling mechanism that would annually reconcile Consumers’ actual weather-normalized non-fuel revenues with the revenues approved by the MPSC.

•
2020 Electric Rate Case: In February 2020, Consumers filed an application with the MPSC seeking an annual rate increase of $244 million, based on a 10.5 percent authorized return on equity. The filing also seeks approval to recover $13 million associated with Consumers’ deferral of depreciation and property tax expense and the overall rate of return on distribution-related capital investments exceeding certain threshold amounts. Additionally, the filing seeks approval of a method of recovering amounts earned under the financial compensation mechanism approved by the MPSC in Consumers’ IRP. This mechanism allows Consumers to earn a financial incentive on PPAs approved by the MPSC after January 1, 2019. Consumers also proposes in the filing a new distributed generation tariff to replace the current net metering tariff, pursuant to the 2016 Energy Law.

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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
Three Months Ended March 31	2020	2019	Change
Net Income Available to Common Stockholders	$243	$213	$30
Basic Earnings Per Average Common Share	$0.86	$0.75	$0.11
Diluted Earnings Per Average Common Share	$0.85	$0.75	$0.10

In Millions
Three Months Ended March 31	2020	2019	Change
Electric utility	$118	$105	$13
Gas utility	117	121	(4)
Enterprises¹	20	7	13
EnerBank¹	14	11	3
Corporate interest and other¹	(26)	(31)	5
Net Income Available to Common Stockholders	$243	$213	$30

[1]	Prior period amounts have been reclassified to reflect changes in segment reporting.

Presented in the following table are specific after-tax changes to net income available to common stockholders for the three months ended March 31, 2020 versus 2019:

In Millions
Three Months Ended March 31, 2019		$213
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$(23)
Gas sales	(37)
Electric rate increase	5
Gas rate increase	48
Lower service restoration costs	25
Research and development tax credits	9
Higher mutual insurance distribution	5
Depreciation and amortization	(13)
Voluntary separation plan expenses	(8)
Higher property tax, reflecting higher capital spending	(7)
Other	5	$9
Enterprises
Higher earnings due primarily to improved receivables management and lower operations and maintenance costs	7
Increased income tax benefit due primarily to production tax credits and restoring previously sequestered alternative minimum tax credits	6	13
EnerBank
Higher earnings based on growth in consumer lending in prior periods		3
Corporate interest and other
Increased income tax benefit due to restoring previously sequestered alternative minimum tax credits	5
Lower administrative and other expenses	3
Higher fixed charges due to higher debt	(3)	5
Three Months Ended March 31, 2020		$243

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three months ended March 31, 2020 versus 2019 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
Three Months Ended March 31, 2019		$105
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including the impacts of the January 2019 order	$7
Lower sales due primarily to unfavorable weather	(28)
Other revenues	(1)	$(22)
Maintenance and other operating expenses
Lower service restoration costs	33
Higher mutual insurance distribution	7
Absence of favorable 2019 litigation settlement	(8)
Voluntary separation plan expenses	(6)
Retention benefits related to D.E. Karn[2]	(4)
Lower maintenance and other operating expenses	13	35
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(7)
General taxes		(1)
Other income, net of expenses		3
Interest charges		(4)
Income taxes
Lower tax expense due primarily to research and development tax credits[3]	7
Lower other income taxes	2	9
Three Months Ended March 31, 2020		$118

[1]	Deliveries to end-use customers were 8.8 billion kWh in 2020 and 9.2 billion kWh in 2019.

[2]	See Note 14, Exit Activities.

[3]	See Note 9, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three months ended March 31, 2020 versus 2019 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
Three Months Ended March 31, 2019		$121
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase, including the impacts of the September 2019 order	$64
Lower sales due primarily to unfavorable weather	(55)
Lower energy waste reduction program revenues	(8)
Other revenues	6	$7
Maintenance and other operating expenses
Lower energy waste reduction program costs	8
Voluntary separation plan expenses	(4)
Lower maintenance and other operating expenses	2	6
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(10)
General taxes
Higher property tax, reflecting higher capital spending	(7)
Lower other general taxes	1	(6)
Other income, net of expenses		2
Interest charges		(4)
Income taxes
Lower tax expense due primarily to research and development tax credits[2]		1
Three Months Ended March 31, 2020		$117

[1]	Deliveries to end-use customers were 120 bcf in 2020 and 142 bcf in 2019.

[2]	See Note 9, Income Taxes.
Enterprises Results of Operations
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the three months ended March 31, 2020 versus 2019:

In Millions
Three Months Ended March 31, 2019	$7
Reasons for the change
Higher earnings due primarily to improved receivables management and lower operations and maintenance costs	$7
Increased income tax benefit due primarily to production tax credits and restoring previously sequestered alternative minimum tax credits	6
Three Months Ended March 31, 2020	$20

EnerBank Results of Operations
Presented in the following table are the detailed after-tax changes to EnerBank’s net income available to common stockholders for the three months ended March 31, 2020 versus 2019:

In Millions
Three Months Ended March 31, 2019	$11
Reasons for the change
Higher earnings based on growth in consumer lending in prior periods	$3
Three Months Ended March 31, 2020	$14
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the three months ended March 31, 2020 versus 2019:

In Millions
Three Months Ended March 31, 2019	$(31)
Reasons for the change
Increased income tax benefit due to restoring previously sequestered alternative minimum tax credits	$5
Lower administrative and other expenses	3
Higher fixed charges due to higher debt	(3)
Three Months Ended March 31, 2020	$(26)

Cash Position, Investing, and Financing
At March 31, 2020, CMS Energy had $861 million of consolidated cash and cash equivalents, which included $27 million of restricted cash and cash equivalents. At March 31, 2020, Consumers had $628 million of consolidated cash and cash equivalents, which included $24 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of the changes to net cash provided by operating activities for the three months ended March 31, 2020 versus 2019:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2019	$617
Reasons for the change
Higher net income	$30
Non‑cash transactions[1]	35
Higher pension contributions	(531)
Favorable impact of changes in core working capital,[2] due primarily to higher collections on gas deliveries in 2020	41
Favorable impact of changes in other assets and liabilities, due primarily to the absence of 2019 refunds to customers related to the TCJA, offset partially by a payment to settle litigation	9
Three Months Ended March 31, 2020	$201
Consumers
Three Months Ended March 31, 2019	$619
Reasons for the change
Higher net income	$9
Non-cash transactions[1]	43
Higher pension contributions	(518)
Favorable impact of changes in core working capital,[2] due primarily to higher collections on gas deliveries in 2020	82
Favorable impact of changes in other assets and liabilities, due primarily to the absence of 2019 refunds to customers related to the TCJA, offset partially by higher income tax payments to CMS Energy	3
Three Months Ended March 31, 2020	$238

[1]	Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, and other non‑cash operating activities and reconciling adjustments.

[2]	Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the three months ended March 31, 2020 versus 2019:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2019	$(675)
Reasons for the change
Higher capital expenditures	$(42)
Changes in EnerBank notes receivable, reflecting slower growth in consumer lending in 2020	42
Lower purchases of notes receivable by EnerBank	113
Other investing activities, primarily lower costs to retire property	3
Three Months Ended March 31, 2020	$(559)
Consumers
Three Months Ended March 31, 2019	$(502)
Reasons for the change
Higher capital expenditures	$(44)
Other investing activities, primarily lower costs to retire property	4
Three Months Ended March 31, 2020	$(542)

Financing Activities
Presented in the following table are specific components of net cash provided by (used in) financing activities for the three months ended March 31, 2020 versus 2019:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2019	$150
Reasons for the change
Higher debt issuances	$205
Lower debt retirements	788
Changes in EnerBank certificates of deposit, reflecting lower borrowings	(158)
Higher repayments under Consumers’ commercial paper program	(23)
Higher issuances of common stock, primarily the settlement of an equity forward sale contract	98
Higher payments of dividends on common stock	(8)
Other financing activities, primarily lower debt issuance costs	10
Three Months Ended March 31, 2020	$1,062
Consumers
Three Months Ended March 31, 2019	$(109)
Reasons for the change
Higher debt issuances	$873
Lower debt retirements	215
Higher repayments under Consumers’ commercial paper program	(23)
Higher payments of dividends on common stock	(47)
Other financing activities, primarily higher debt issuance costs	(5)
Three Months Ended March 31, 2020	$904
Capital Resources and Liquidity
CMS Energy uses dividends and tax‑sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization—Dividend Restrictions. For the three months ended March 31, 2020, Consumers paid $219 million in dividends on its common stock to CMS Energy.
Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, and fund its other obligations. Consumers also uses these sources of funding to contribute to its employee benefit plans.
CMS Energy and Consumers expect to have sufficient liquidity to fund their commitments despite potential material uncertainties that may impact their cash management and financing strategies as a result of the COVID‑19 pandemic. CMS Energy and Consumers rely on the capital markets to fund their robust capital plan and those markets have faced significant strain. CMS Energy executed and funded a

$300 million term loan facility in February 2020 and settled $100 million of its $250 million contracted forward equity in March 2020, which reduces CMS Energy’s need for external funding for the remainder of the year. Furthermore, Consumers issued $575 million of first mortgage bonds in March 2020. These transactions mitigate the potential impact of the COVID‑19 pandemic on CMS Energy’s and Consumers’ funding needs. In April 2020, Consumers redeemed $100 million of first mortgage bonds due in October 2020. With this transaction, CMS Energy and Consumers have no remaining outstanding debt maturing in 2020. For more information on CMS Energy’s and Consumers’ financing transactions, see Note 4, Financings and Capitalization.
Barring any sustained market dislocations or disruptions, CMS Energy and Consumers expect to continue to have ready access to the financial and capital markets and will continue to explore possibilities to take advantage of market opportunities as they arise with respect to future funding needs. If access to these markets were to diminish or otherwise become restricted, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending. The COVID‑19 pandemic is a rapidly evolving situation and CMS Energy and Consumers cannot predict the ultimate impact it will have on their liquidity, debt covenants, financial condition, results of operations, or capital investment program.
As a result of a provision in the TCJA, as amended by the recently enacted CARES Act, CMS Energy will recover all remaining alternative minimum tax credits in 2020. CMS Energy utilized $7 million of these credits on its 2019 consolidated tax return, and will receive the remaining $69 million through a cash refund. The CARES Act also provides for the deferral of payroll taxes, which will allow CMS Energy and Consumers to defer remittance of $40 million of payroll taxes in 2020; half of the deferred amount will be due at the end of 2021 and the other half will be due at the end of 2022.
In 2018, CMS Energy entered into an equity offering program under which it may sell, from time to time, shares of CMS Energy common stock having an aggregate sales price of up to $250 million. Under this program, CMS Energy may sell its common stock in privately negotiated transactions, in “at the market” offerings, through forward sales transactions or otherwise. At March 31, 2020, CMS Energy’s remaining forward sales contracts had an aggregate sales price of $150 million. These contracts allow CMS Energy to either physically settle the contracts by issuing shares of its common stock at the then‑applicable forward sale price specified by the agreement or net settle the contracts through the delivery or receipt of cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock. For more information on the forward sale contracts, see Note 4, Financings and Capitalization—Issuance of Common Stock.
At March 31, 2020, CMS Energy had $521 million of its revolving credit facility available and Consumers had $1.1 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At March 31, 2020, there were no commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ revolving credit facilities and commercial paper program, see Note 4, Financings and Capitalization.
Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At March 31, 2020, no default had occurred with respect to any financial covenants contained in

CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of March 31, 2020, as presented in the following table:

March 31, 2020
Credit Agreement, Indenture, or Facility	Limit		Actual
CMS Energy, parent only
Debt to EBITDA¹	<	6.25 to 1.0	5.1 to 1.0
Consumers
Debt to Capital²	<	0.65 to 1.0	0.49 to 1.0

[1]	Applies to CMS Energy’s $550 million revolving credit agreement and $300 million term loan credit agreement.

[2]	Applies to Consumers’ $850 million and $250 million revolving credit agreements, its $30 million and $35 million reimbursement agreements, and its $300 million term loan credit agreement.
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
Off-Balance-Sheet Arrangements
CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Additionally, CMS Energy has entered into forward sales contracts to sell its common stock in order to invest in its utility and non-utility businesses; as of March 31, 2020, these contracts have an aggregate sales price of $150 million and mature in 2021. For additional details on the companies’ indemnity and guarantee arrangements, see Note 3, Contingencies and Commitments—Guarantees. For additional details on letters of credit and CMS Energy’s forward sales contracts, see Note 4, Financings and Capitalization.
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
Consumers Electric Utility Outlook and Uncertainties
Clean Energy Plan: In 2019, the MPSC approved the IRP that Consumers filed in 2018, which details its Clean Energy Plan. Through its Clean Energy Plan, Consumers expects to reduce carbon emissions of its owned generation by more than 90 percent from its 2005 levels by 2040 and eliminate the use of coal to generate electricity by 2040. The Clean Energy Plan also provides the foundation for Consumers’ recently announced goal to achieve net-zero carbon emissions by 2040. Under this net-zero goal, Consumers plans to eliminate the impact of carbon emissions created by the electricity it generates or purchases for customers.
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
Renewable Energy Plan: The 2016 Energy Law raised the renewable energy standard to 15 percent in 2021, with an interim target of 12.5 percent in 2019. Consumers met the interim target for 2019 and will demonstrate its compliance by filing the 2019 renewable energy cost reconciliation with the MPSC in June 2020. Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least the required percentage of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers expects to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.
Under Consumers’ renewable energy plan, the MPSC has approved the acquisition of up to 525 MW of new wind generation projects and authorized Consumers to earn a 10.7 percent return on equity on any projects approved by the MPSC. Specifically, the MPSC has approved the following:

•
purchase of a wind generation project under development, with capacity of up to 150 MW, in Gratiot County, Michigan; on-site construction began during the fourth quarter of 2019 and the project is slated to be complete and operational in 2020

•
purchase of a wind generation project under development, with capacity of up to 166 MW, in Hillsdale, Michigan; Consumers is slated to take full ownership and begin commercial operation of the project in 2020

•
execution of a 20-year agreement under which Consumers will purchase 100 MW of renewable capacity, energy, and RECs from a 149-MW solar generating facility to be constructed in Calhoun County, Michigan; the facility is expected to be operational in 2021

As a result of the COVID‑19 pandemic, Consumers has received force majeure notifications from the turbine supplier and engineering, procurement, and construction contractors for the two wind generation projects. As this time, construction activities continue and Consumers does not anticipate any changes to the projects’ expected commercial operation dates, overall cost, or ability to qualify for production tax credits, but Consumers cannot predict the ultimate impact of the force majeure notifications.
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
As a result of the COVID‑19 pandemic, on March 23, 2020, Michigan’s Governor issued an executive order requiring all non-essential businesses to close temporarily and Michigan residents to stay home until April 13, 2020; this order has since been extended to May 15, 2020 and amended in scope to allow some additional business and personal activities. Since the issuance of the order, Consumers has experienced declines in weather-normalized commercial and industrial demand of over 20 percent compared to the same period of 2019. These declines, however, have been offset partially by residential load, which has increased by over five percent over the same period. While Consumers anticipates a decline in electric deliveries to commercial and industrial customers in the near term as a result of the COVID‑19 pandemic, it cannot predict the impact on full-year 2020 deliveries at this time.
Consumers has suspended shut-offs of service for non-payment and extended payment protection plans for low-income and senior customers through June 1, 2020. In light of the expected economic impacts of the pandemic, Consumers anticipates increased uncollectible accounts in the near term, but cannot predict the long-term impact of the pandemic on Michigan’s economy or its customers.
Over the long term, Consumers expects weather-normalized electric deliveries over the next five years to decrease slightly. This outlook reflects the effects of energy waste reduction programs and appliance efficiency standards offset largely by modest growth in electric demand. Actual delivery levels will depend on:

•	energy conservation measures and results of energy waste reduction programs

•	weather fluctuations

•	Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent, with certain exceptions. At March 31, 2020, electric deliveries under the ROA program were at the ten-percent limit. Of Consumers’ 1.8 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program.
The 2016 Energy Law established a path to ensure that forward capacity is secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. The new law also authorized the MPSC to ensure that alternative electric suppliers have procured enough capacity to cover their anticipated capacity requirements for the four-year forward period. In 2017, the MPSC issued an order establishing a state reliability mechanism for Consumers. Under this mechanism, beginning June 1, 2018, if an alternative electric supplier does not demonstrate that it has procured its capacity requirements for the four-year forward period, its customers will pay a set charge to the utility for capacity that is not provided by the alternative electric supplier. All alternative electric suppliers have demonstrated that they have procured their capacity requirements through the MISO planning year beginning June 1, 2023.
During 2017, the MPSC issued orders finding that it has statutory authority to determine and implement a local clearing requirement, which requires all electric suppliers to demonstrate that a portion of the capacity procured to serve customers during peak demand times is located in the MISO footprint in Michigan’s Lower Peninsula. In 2018, the Michigan Court of Appeals issued a decision that the MPSC does not have statutory authority to implement such a requirement for individual alternative electric suppliers. The MPSC and Consumers filed applications for leave to appeal the Court of Appeals’ decision to the Michigan Supreme Court. In April 2020, the Michigan Supreme Court issued a unanimous opinion reversing the Court of Appeals’ decision and determined that the 2016 Energy Law authorizes the MPSC to implement a local clearing requirement on individual alternative electric suppliers. The Michigan Supreme Court remanded the case to the Court of Appeals to consider a procedural challenge previously undecided by the Court of Appeals; this challenge concerns the process that the MPSC used in 2017 to consider a local clearing requirement and does not affect the substance of the MPSC’s authority to implement a local clearing requirement for future planning periods. In April 2020, ABATE filed a motion for rehearing of the Michigan Supreme Court’s decision. Consumers will file a response to oppose the motion.
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Note 2, Regulatory Matters.
2020 Electric Rate Case: In February 2020, Consumers filed an application with the MPSC seeking an annual rate increase of $244 million, based on a 10.5 percent authorized return on equity and a projected twelve-month period ending December 31, 2021. The filing requests authority to recover new investment in distribution system reliability and technology enhancements. Presented in the following table are the components of the requested increase in revenue:

In Millions
Projected Twelve-Month Period Ending December 31	2021
Components of the requested rate increase
Investment in rate base	$181
Operating and maintenance costs	108
Cost of capital	27
Sales	(36)
TCJA deferred federal income taxes amortization	(36)
Total	$244
The filing also seeks approval to recover $13 million associated with Consumers’ deferral of depreciation and property tax expense and the overall rate of return on distribution-related capital investments exceeding certain threshold amounts. This deferred accounting treatment was approved by the MPSC in January 2019.
Additionally, the filing seeks approval of a method of recovering amounts earned under the financial compensation mechanism approved by the MPSC in Consumers’ IRP. This mechanism allows Consumers to earn a financial incentive on PPAs approved by the MPSC after January 1, 2019. In the filing, Consumers requests recovery of $3 million, beginning in January 2021, for incentives earned and to be earned on PPA payments during 2019 through 2021.
Consumers also proposes in the filing a new distributed generation tariff to replace the current net metering tariff, pursuant to the 2016 Energy Law. The proposed distributed generation tariff is consistent with other distributed generation tariffs already approved by the MPSC and would substantially reduce the subsidies paid by non-distributed generation customers under the current net metering program.
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
In 2012, the EPA published emission standards for electric generating units, known as MATS, based on Section 112 of the Clean Air Act. Under MATS, all of Consumers’ existing coal‑fueled electric generating units were required to add additional controls for hazardous air pollutants. Consumers met the extended deadline of April 2016 for five coal‑fueled units and two oil/gas‑fueled units it continues to operate and retired its seven remaining coal‑fueled units. In addition, in 2018, the EPA proposed changes to the supporting analysis used to justify MATS, but did not propose any changes to the MATS regulations. Any changes resulting from litigation or rulemaking are expected to be minor and should not impact Consumers’ MATS compliance strategy. If the MATS regulations were repealed, Consumers would then be required to comply with the Michigan Mercury Rule, which has similar requirements to MATS. In addition, Consumers must comply with its settlement agreement with the EPA entered into in 2014 concerning opacity and NSR, which has similar emission requirements to MATS.
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
In 2018, the EPA proposed a revised Section 111(b) regulation to replace the 2015 standard rule limiting carbon dioxide emissions from new electric generating units, citing limited availability and high costs of carbon capture and sequestration equipment as reasons to change the 2015 rule. The revised Section 111(b) regulation requires new coal‑fueled generating units to meet a highly efficient steam cycle performance standard. Consumers does not expect this proposal to change its existing environmental strategy.
In 2019, the EPA finalized the Affordable Clean Energy rule. The rule requires individual states to evaluate coal-fueled power plants for heat‑rate improvements that could increase overall plant efficiency. The evaluations to be performed by the State of Michigan under the final rule may require Consumers to make heat-rate improvements at its remaining coal-fueled units beginning in the mid‑2020s. This rule is presently being litigated. Consumers cannot evaluate the potential impact of the rule until the State of Michigan completes its evaluations.
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
While Consumers cannot predict the outcome of changes in U.S. policy or of other legislative or regulatory initiatives involving the potential regulation of greenhouse gases, it intends to continue to move forward with its Clean Energy Plan, its present net-zero carbon reduction goal, and its emphasis on supply diversity. Consumers will continue to monitor regulatory and legislative activity and related litigation regarding greenhouse gas emissions standards that may affect electric generating units.
Severe weather events and climate change associated with increasing levels of greenhouse gases could affect Consumers’ facilities and energy sales and could have a material impact on its future results of operations. Consumers is unable to predict these events or their financial impact; however, Consumers plans for adverse weather and evaluates the possible physical impacts of climate change on its operations and is taking steps to reduce its potential impact.
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
Separately, Congress passed legislation in 2016 allowing participating states to develop permitting programs for CCRs under RCRA. In 2018, the Michigan Legislature adopted a permitting program, which requires the EPA’s authorization. This program should reduce costly, duplicative oversight over CCRs and provide local oversight to CCR issues unique to Michigan. EGLE submitted the state CCR permit program application to Michigan’s Attorney General in June 2019 for review and signature. The Attorney General signed the application in March 2020. EGLE is preparing the final package for submission to the EPA. Federal rulemaking challenges may delay EPA approval of the Michigan permitting program.
Consumers has aligned with EGLE on closure plans for all of its coal ash disposal sites, including those subject to the EPA’s 2015 CCR rule, and adjusted its recorded ARO accordingly. Consumers has historically been authorized to recover in electric rates costs related to coal ash disposal sites.
Water: Multiple water-related regulations apply, or may apply, to Consumers.
The EPA regulates cooling water intake systems of existing electric generating plants under Section 316(b) of the Clean Water Act and the corresponding rules that were revised in 2014. The rules are aimed at reducing alleged harmful impacts on aquatic organisms, such as fish. In 2018, Consumers submitted to EGLE for approval all required studies and recommended plans to comply with Section 316(b), but has not yet received final approval.
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
Retention Incentive Program: In October 2019, Consumers announced a retention incentive program to ensure necessary staffing at the D.E. Karn generating complex through the anticipated retirement of the coal-fueled generating units. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2023 is estimated to be $35 million. Consumers expects to recognize up to $15 million of expense related to retention benefits in 2020. Consumers is seeking recovery of these costs from customers in its 2020 electric rate case. For additional details on this program, see Note 14, Exit Activities.
Consumers Gas Utility Outlook and Uncertainties
Gas Deliveries: Consumers’ gas customer deliveries are seasonal. The peak demand for natural gas typically occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel.
Consumers does not anticipate that the COVID‑19 pandemic will have a material impact on near-term gas deliveries, but cannot predict the impact on full-year 2020 deliveries at this time. In light of the expected economic impacts of the pandemic, Consumers anticipates increased uncollectible accounts in the near term, but cannot predict the long-term impact of the pandemic on Michigan’s economy or its customers.
Over the long term, Consumers expects weather‑normalized gas deliveries over the next five years to remain stable relative to 2019. This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this expectation as a result of:

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
The filing also seeks approval of a revenue decoupling mechanism that would annually reconcile Consumers’ actual weather-normalized non-fuel revenues with the revenues approved by the MPSC; similar to the mechanism previously approved by the MPSC, this reconciliation would commence when the projected twelve-month period covered by the filing ends and continue until the MPSC resets rates in a subsequent rate case.
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
In February 2020, PHMSA finalized an interim rule it had published in 2016; this rule established minimum federal safety standards for underground natural gas storage facilities. To comply with the rule, Consumers incurred increased capital and operating and maintenance costs to expand inspections, maintenance, and monitoring of its underground gas storage facilities.
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
Greenhouse Gases: Consumers is making voluntary efforts to reduce its gas utility’s methane emissions. In October 2019, Consumers set a goal of net‑zero methane emissions from its natural gas delivery system by 2030. Under its Methane Reduction Plan, Consumers plans to reduce methane emissions from its system by about 80 percent by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will be eliminated by purchasing and/or producing renewable natural gas.

There is also increasing interest at the federal, state, and local levels involving potential regulation of greenhouse gases or its sources, which include methane emissions and carbon dioxide from Consumers’ gas utility. Such regulation, if adopted, may involve requirements to reduce methane and carbon dioxide emissions from natural gas use. No such measures apply to Consumers at this time. Consumers continues to monitor these initiatives and comment as appropriate. Consumers cannot predict the impact of any potential future legislation or regulation on its gas utility.
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

•
removed limits on investments under the program and provided for a higher return on those investments; together, these provisions effectively doubled the financial incentives Consumers may earn for exceeding the statutory targets

•
established a goal of 35 percent combined renewable energy and energy waste reduction by 2025; Consumers has achieved 22 percent of the combined renewable energy and energy waste reduction goal through 2019

Additionally, the MPSC has approved the recovery of demand response costs and an associated financial incentive based on demand response target performance.
Under its energy waste reduction plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs. The COVID‑19 pandemic may impact Consumers’ ability to execute energy efficiency programs effectively and, accordingly, could affect Consumers’ ability to exceed its statutory savings targets and earn the energy waste reduction incentive for 2020. Consumers cannot predict the ultimate financial impact of the pandemic on its 2020 energy waste reduction incentive.
COVID‑19 Costs Accounting Deferral: In April 2020, the MPSC issued an order authorizing Consumers to defer uncollectible accounts expense incurred beginning March 24, 2020 that are in excess of the amount used to set existing rates. The order also requests that interested parties submit comments by the end of April 2020 regarding utility accounting for COVID‑19-related expenses and COVID‑19-related impacts to regulatory activities.
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
EnerBank Outlook and Uncertainties
EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing primarily unsecured, fixed-rate installment loans throughout the U.S. to finance home improvements. The carrying value of EnerBank’s loan portfolio was $2.4 billion at March 31, 2020. The 12‑month rolling average net default rate on loans held by EnerBank was 1.3 percent at March 31, 2020.
As a result of the COVID‑19 pandemic, EnerBank has instituted new payment accommodations for current customers and has experienced slower lending growth, offset slightly by market share gains as a result of new customers shifting from competitors. EnerBank cannot predict the longer-term impacts of the pandemic, but could experience higher loan write-offs, increased loan modifications, and slower lending growth. EnerBank expects lending growth of up to five percent in 2020; lending growth could be higher if EnerBank continues to experience customers shifting from competitors. Over the long term, EnerBank expects lending growth to average nine percent annually over the next five years.
EnerBank’s loan portfolio was funded primarily by certificates of deposit of $2.4 billion at March 31, 2020. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of March 31, 2020. For additional details regarding EnerBank’s loan portfolio, see Note 7, Notes Receivable.
Other Outlook and Uncertainties
Employee Separation Program: In December 2019, CMS Energy and Consumers announced a voluntary separation program for non‑union employees. For the three months ended March 31, 2020, CMS Energy and Consumers recorded an after-tax charge of $8 million related to the program, under which 140 employees accepted and were approved for early separation. As a result of the program, CMS Energy and Consumers expect to benefit from future cost savings, as employee staffing levels will be better matched to workload demand, which reflects the companies’ ongoing workforce productivity improvements.

Union Contract: The present UWUA agreement for operating, maintenance, and construction employees expires in June 2020. Consumers has suspended in-person negotiations due to the COVID‑19 pandemic; however, Consumers executed an agreement with the UWUA to reach a tentative agreement within two weeks once the in-person restrictions are lifted. The tentative agreement would then need to be ratified by UWUA members. If a ratified tentative agreement cannot be reached with the UWUA by June 2020, the agreement provides for a one‑month extension to July 1, 2020 and a three‑percent general pay increase effective June 1, 2020 to the UWUA membership.
Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business. For additional details regarding these and other legal matters, see Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2020	2019
Operating Revenue	$1,864	$2,059

Operating Expenses
Fuel for electric generation	103	142
Purchased and interchange power	357	378
Purchased power – related parties	18	18
Cost of gas sold	273	404
Maintenance and other operating expenses	315	354
Depreciation and amortization	316	298
General taxes	114	106
Total operating expenses	1,496	1,700

Operating Income	368	359

Other Income (Expense)
Interest income	1	1
Interest income – related parties	7	—
Allowance for equity funds used during construction	1	2
Income (loss) from equity method investees	3	(1)
Nonoperating retirement benefits, net	31	23
Other income	—	1
Other expense	(4)	(3)
Total other income	39	23

Interest Charges
Interest on long-term debt	116	106
Interest expense – related parties	3	—
Other interest expense	19	16
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	137	121

Income Before Income Taxes	270	261
Income Tax Expense	27	48

Net Income Available to Common Stockholders	$243	$213

Basic Earnings Per Average Common Share	$0.86	$0.75
Diluted Earnings Per Average Common Share	$0.85	$0.75
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
Three Months Ended March 31	2020	2019
Net Income	$243	$213

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $- for both periods	1	1
Amortization of prior service credit, net of tax of $- for both periods	—	(1)

Derivatives
Unrealized loss on derivative instruments, net of tax of $(1) and $-	(4)	(1)

Other Comprehensive Loss	(3)	(1)

Comprehensive Income	$240	$212
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Three Months Ended March 31	2020	2019
Cash Flows from Operating Activities
Net income	$243	$213
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	316	298
Deferred income taxes and investment tax credits	67	43
Pension contributions	(531)	—
Other non-cash operating activities and reconciling adjustments	9	16
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(17)	(61)
Inventories	171	209
Accounts payable and accrued rate refunds	(54)	(89)
Other current and non-current assets and liabilities	(3)	(12)
Net cash provided by operating activities	201	617

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(523)	(481)
Increase in EnerBank notes receivable	(4)	(46)
Purchase of notes receivable by EnerBank	(8)	(121)
Cost to retire property and other investing activities	(24)	(27)
Net cash used in investing activities	(559)	(675)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,198	993
Retirement of debt	(2)	(790)
Increase (decrease) in EnerBank certificates of deposit	(7)	151
Decrease in notes payable	(90)	(67)
Issuance of common stock, net of issuance costs	101	3
Payment of dividends on common stock	(116)	(108)
Other financing costs	(22)	(32)
Net cash provided by financing activities	1,062	150

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	704	92
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	157	175

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$861	$267

Other Non-cash Investing and Financing Activities
Non-cash transactions
Capital expenditures not paid	$95	$99
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	March 31 2020	December 31 2019
Current Assets
Cash and cash equivalents	$834	$140
Restricted cash and cash equivalents	27	17
Accounts receivable and accrued revenue, less allowance of $22 in 2020 and $20 in 2019	884	886
Notes receivable, less allowance of $33 in both periods	241	223
Notes receivable held for sale	—	19
Accounts and notes receivable – related parties	25	17
Accrued gas revenue	1	—
Inventories at average cost
Gas in underground storage	225	399
Materials and supplies	143	140
Generating plant fuel stock	66	66
Deferred property taxes	246	305
Regulatory assets	24	33
Prepayments and other current assets	101	86
Total current assets	2,817	2,331

Plant, Property, and Equipment
Plant, property, and equipment, gross	25,675	25,390
Less accumulated depreciation and amortization	7,563	7,360
Plant, property, and equipment, net	18,112	18,030
Construction work in progress	1,032	896
Total plant, property, and equipment	19,144	18,926

Other Non-current Assets
Regulatory assets	2,465	2,489
Accounts and notes receivable, less allowance of $66 in 2020 and $- in 2019	2,226	2,281
Investments	72	71
Other	723	739
Total other non-current assets	5,486	5,580

Total Assets	$27,447	$26,837

LIABILITIES AND EQUITY
In Millions
	March 31 2020	December 31 2019
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$1,721	$1,130
Notes payable	—	90
Accounts payable	490	622
Accounts payable – related parties	7	13
Accrued rate refunds	42	35
Accrued interest	100	104
Accrued taxes	330	437
Regulatory liabilities	88	87
Other current liabilities	162	186
Total current liabilities	2,940	2,704

Non-current Liabilities
Long-term debt	12,545	11,951
Non-current portion of finance leases and other financing	71	76
Regulatory liabilities	3,807	3,742
Postretirement benefits	141	674
Asset retirement obligations	485	477
Deferred investment tax credit	119	120
Deferred income taxes	1,722	1,655
Other non-current liabilities	395	383
Total non-current liabilities	19,285	19,078

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 286.2 shares in 2020 and 283.9 shares in 2019	3	3
Other paid-in capital	5,207	5,113
Accumulated other comprehensive loss	(76)	(73)
Retained earnings (accumulated deficit)	51	(25)
Total common stockholders’ equity	5,185	5,018
Noncontrolling interests	37	37
Total equity	5,222	5,055

Total Liabilities and Equity	$27,447	$26,837
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2020	2019
Total Equity at Beginning of Period	$5,055	$4,792

Common Stock
At beginning and end of period	3	3

Other Paid-in Capital
At beginning of period	5,113	5,088
Common stock issued	106	7
Common stock repurchased	(12)	(8)
At end of period	5,207	5,087

Accumulated Other Comprehensive Loss
At beginning of period	(73)	(65)
Retirement benefits liability
At beginning of period	(69)	(63)
Amortization of net actuarial loss	1	1
Amortization of prior service credit	—	(1)
At end of period	(68)	(63)
Derivative instruments
At beginning of period	(4)	(2)
Unrealized loss on derivative instruments	(4)	(1)
At end of period	(8)	(3)
At end of period	(76)	(66)

Retained Earnings (Accumulated Deficit)
At beginning of period	(25)	(271)
Cumulative effect of change in accounting principle	(51)	—
Net income attributable to CMS Energy	243	213
Dividends declared on common stock	(116)	(108)
At end of period	51	(166)

Noncontrolling Interests
At beginning and end of period	37	37

Total Equity at End of Period	$5,222	$4,895

Dividends Declared Per Common Share	$0.4075	$0.3825

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
Three Months Ended March 31	2020	2019
Operating Revenue	$1,744	$1,943

Operating Expenses
Fuel for electric generation	79	106
Purchased and interchange power	347	374
Purchased power – related parties	18	18
Cost of gas sold	270	401
Maintenance and other operating expenses	278	319
Depreciation and amortization	312	294
General taxes	111	103
Total operating expenses	1,415	1,615

Operating Income	329	328

Other Income (Expense)
Interest income	1	1
Interest and dividend income – related parties	1	1
Allowance for equity funds used during construction	1	2
Nonoperating retirement benefits, net	29	21
Other income	—	1
Other expense	(3)	(3)
Total other income	29	23

Interest Charges
Interest on long-term debt	74	69
Interest expense – related parties	3	—
Other interest expense	3	3
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	79	71

Income Before Income Taxes	279	280
Income Tax Expense	44	54

Net Income Available to Common Stockholder	$235	$226
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
Three Months Ended March 31	2020	2019
Net Income	$235	$226

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $1 and $-	—	—

Other Comprehensive Income	—	—

Comprehensive Income	$235	$226
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Three Months Ended March 31	2020	2019
Cash Flows from Operating Activities
Net income	$235	$226
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	312	294
Deferred income taxes and investment tax credits	44	17
Pension contributions	(518)	—
Other non-cash operating activities and reconciling adjustments	—	2
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	31	(59)
Inventories	170	204
Accounts payable and accrued rate refunds	(54)	(80)
Other current and non-current assets and liabilities	18	15
Net cash provided by operating activities	238	619

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(520)	(476)
Cost to retire property and other investing activities	(22)	(26)
Net cash used in investing activities	(542)	(502)

Cash Flows from Financing Activities
Proceeds from issuance of debt	873	—
Retirement of debt	—	(215)
Decrease in notes payable	(90)	(67)
Stockholder contribution	350	350
Payment of dividends on common stock	(219)	(172)
Other financing costs	(10)	(5)
Net cash provided by (used in) financing activities	904	(109)

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	600	8
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	28	56

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$628	$64

Other Non-cash Investing and Financing Activities
Non-cash transactions
Capital expenditures not paid	$85	$85
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	March 31 2020	December 31 2019
Current Assets
Cash and cash equivalents	$604	$11
Restricted cash and cash equivalents	24	17
Accounts receivable and accrued revenue, less allowance of $22 in 2020 and $20 in 2019	785	827
Accounts and notes receivable – related parties	8	9
Accrued gas revenue	1	—
Inventories at average cost
Gas in underground storage	225	399
Materials and supplies	137	135
Generating plant fuel stock	64	63
Deferred property taxes	246	305
Regulatory assets	24	33
Prepayments and other current assets	85	73
Total current assets	2,203	1,872

Plant, Property, and Equipment
Plant, property, and equipment, gross	25,246	24,963
Less accumulated depreciation and amortization	7,471	7,272
Plant, property, and equipment, net	17,775	17,691
Construction work in progress	1,013	879
Total plant, property, and equipment	18,788	18,570

Other Non-current Assets
Regulatory assets	2,465	2,489
Accounts receivable	29	29
Accounts and notes receivable – related parties	102	102
Other	619	637
Total other non-current assets	3,215	3,257

Total Assets	$24,206	$23,699

LIABILITIES AND EQUITY
In Millions
	March 31 2020	December 31 2019
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$521	$221
Notes payable	—	90
Accounts payable	458	593
Accounts payable – related parties	16	20
Accrued rate refunds	42	35
Accrued interest	78	67
Accrued taxes	363	481
Regulatory liabilities	88	87
Other current liabilities	105	118
Total current liabilities	1,671	1,712

Non-current Liabilities
Long-term debt	7,616	7,048
Non-current portion of finance leases and other financing	71	76
Regulatory liabilities	3,807	3,742
Postretirement benefits	103	622
Asset retirement obligations	482	474
Deferred investment tax credit	119	120
Deferred income taxes	1,923	1,864
Other non-current liabilities	311	304
Total non-current liabilities	14,432	14,250

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	5,724	5,374
Accumulated other comprehensive loss	(28)	(28)
Retained earnings	1,529	1,513
Total common stockholder’s equity	8,066	7,700
Cumulative preferred stock, $4.50 series	37	37
Total equity	8,103	7,737

Total Liabilities and Equity	$24,206	$23,699
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
Three Months Ended March 31	2020	2019
Total Equity at Beginning of Period	$7,737	$6,920

Common Stock
At beginning and end of period	841	841

Other Paid-in Capital
At beginning of period	5,374	4,699
Stockholder contribution	350	350
At end of period	5,724	5,049

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning and end of period	(28)	(21)
At beginning and end of period	(28)	(21)

Retained Earnings
At beginning of period	1,513	1,364
Net income	235	226
Dividends declared on common stock	(219)	(172)
At end of period	1,529	1,418

Preferred Stock
At beginning and end of period	37	37

Total Equity at End of Period	$8,103	$7,324
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consumers Energy Company
Notes to the Unaudited Consolidated Financial Statements
These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP. CMS Energy and Consumers may have reclassified certain prior period amounts to conform to the presentation in the present period and to reflect the implementation of new accounting standards. CMS Energy and Consumers are required to make estimates using assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure that CMS Energy’s and Consumers’ financial position, results of operations, and cash flows for the periods presented are fairly stated. The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2019 Form 10‑K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
1:    New Accounting Standards
Implementation of New Accounting Standards
ASU 2016‑13, Measurement of Credit Losses on Financial Instruments: This standard, which was effective on January 1, 2020 for CMS Energy and Consumers, provides new guidance for measuring and recognizing credit losses on financial instruments. The standard applies to financial assets that are not measured at fair value through net income as well as to certain off‑balance-sheet credit exposures. CMS Energy and Consumers were required to apply the standard using a modified retrospective approach, under which the initial impacts of the standard are recorded through a cumulative‑effect adjustment to beginning retained earnings on the effective date.
The standard required an increase to the allowance for loan losses at EnerBank. Prior to the standard, the allowance reflected expected credit losses over a 12‑month period, but the new guidance requires the allowance to reflect expected credit losses over the entire life of the loans. As a result, CMS Energy recorded a $65 million increase to its expected credit loss reserves on January 1, 2020, with the offsetting adjustment recorded to retained earnings, net of taxes of $14 million. The standard also requires an increase in the initial provision for loan losses recognized in net income for new loans originated in 2020 and beyond. The standard did not, however, have a material impact on net income during the three months ended March 31, 2020. For further information on EnerBank’s loans and the related allowance for loan losses, see Note 7, Notes Receivable. At Consumers, the standard applies to the allowance for uncollectible accounts, but did not result in any significant changes to the allowance methodology and did not have a material impact on Consumers’ consolidated financial statements.
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting: This standard, which was effective as of March 12, 2020 for CMS Energy and Consumers, provides optional guidance intended to ease the potential burden in accounting for the expected discontinuation of LIBOR as a reference rate in the financial markets. The guidance can be applied to modifications made to certain contracts to replace LIBOR with a new reference rate. The guidance, if elected, will permit entities to treat such modifications as the continuation of the original contract, without any required accounting reassessments or remeasurements. The guidance will also facilitate the continuation of hedge accounting for derivatives that may have to be modified to incorporate a new rate. The guidance is effective through December 31, 2022. CMS Energy and Consumers presently have various contracts that reference LIBOR and they are assessing how this standard may be applied to specific contract modifications.
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
Voluntary Transmission Asset Sale Gain Share: In September 2019, Consumers completed a sale of a portion of its electric utility’s substation transmission equipment to METC. In December 2019, Consumers filed an application with the MPSC requesting approval to share voluntarily half of the gain from the sale with customers; this application was approved by the MPSC in April 2020. The gain sharing will take place through an offset to additional spending in 2020 or through a bill credit to customers in 2021. As a result, the $17 million gain to be shared with customers was recorded on Consumers’ consolidated balance sheets as a current regulatory liability at March 31, 2020 and December 31, 2019.
Energy Waste Reduction Plan Incentive: Consumers will file its 2019 waste reduction reconciliation in May 2020, requesting the MPSC’s approval to collect from customers the maximum performance incentive of $34 million for exceeding its statutory savings targets in 2019. Consumers recognized incentive revenue under this program of $34 million in 2019.
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
In 2019, CMS Energy and the plaintiffs in each of the Kansas and the Wisconsin actions engaged in settlement discussions and CMS Energy recorded a $30 million liability at December 31, 2019 as the probable estimate to settle the two cases. The parties executed a settlement agreement in the Kansas case in February 2020, and that case is now complete. The parties executed a settlement agreement in the Wisconsin case, and a motion for preliminary approval was filed with the Federal District Court in March 2020. CMS Energy can give no assurances that the Wisconsin court will approve the settlement. In April 2020, the Wisconsin court issued a preliminary approval order. A fairness hearing will occur in August 2020. If settlement is not approved and the outcome after appeals is unfavorable to CMS Energy, the remaining Wisconsin case could negatively affect CMS Energy’s liquidity, financial condition, and results of operations.
Bay Harbor: CMS Land retained environmental remediation obligations for the collection and treatment of leachate at Bay Harbor after selling its interests in the development in 2002. Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site. In 2012, CMS Land and EGLE finalized an agreement that established the final remedies and the future water quality criteria at the site. CMS Land completed all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit, which is valid through September 2020. CMS Land submitted a renewal request for the permit in April 2020.

At March 31, 2020, CMS Energy had a recorded liability of $46 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $57 million. CMS Energy expects to pay the following amounts for long‑term leachate disposal and operating and maintenance costs during the remainder of 2020 and in each of the next five years:

In Millions
	2020	2021	2022	2023	2024	2025
CMS Energy
Long‑term leachate disposal and operating and maintenance costs	$4	$4	$4	$4	$4	$4

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At March 31, 2020, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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

Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At March 31, 2020, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
Ludington PCB: In 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout, and sealant materials at the Ludington pumped-storage plant. Consumers removed part of the PCB material and replaced it with non‑PCB material. Consumers has had several communications with the EPA regarding this matter, but cannot predict the financial impact or outcome.
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
Underwater Cables in Straits of Mackinac: Consumers owns certain underwater electric cables in the Straits of Mackinac, which were de‑energized and retired in 1990. Consumers was notified that some of these cables were damaged as a result of vessel activity in April 2018. Following the notification, Consumers located, inspected, sampled, capped, and returned the damaged retired cables to their original location on the lake bottom, and did not find any substantive evidence of environmental contamination. After collaborating with the State of Michigan, local Native American tribes, and other stakeholders, Consumers submitted a permit application and removal work plan with EGLE and the U.S. Army Corps of Engineers in December 2019 for partial removal of all Consumers-owned cables. In March 2020, EGLE issued a permit for the removal work and, as a result, Consumers recorded an ARO liability of $5 million for the cost to remove partially its cables. Consumers recovers the cost of recorded AROs through MPSC-approved depreciation rates.
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
At March 31, 2020, Consumers had a recorded liability of $67 million for its remaining obligations for these sites. This amount represents the present value of long‑term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $72 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2020 and in each of the next five years:

In Millions
	2020	2021	2022	2023	2024	2025
Consumers
Remediation and other response activity costs	$12	$8	$20	$11	$2	$2

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP‑related remediation costs and recovers them from its customers over a ten‑year period. At March 31, 2020, Consumers had a regulatory asset of $128 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At March 31, 2020, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
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
As a result of the fire and the resulting curtailment, Consumers could be subject to disallowances of gas purchased and costs associated with the repairs to the Ray Compressor Station. Consumers’ incremental cost of gas purchased during the incident was $7 million. Additionally, at March 31, 2020, Consumers had incurred capital expenditures of $12 million to restore the compressor station. Consumers may also be subject to various claims from impacted customers, claims for damages, or regulatory penalties. At this time, Consumers cannot predict the outcome of these matters or other gas-related incidents and a reasonable estimate of a total loss cannot be made, but they could have a material adverse effect on Consumers’ results of operations, financial condition, or liquidity, and could subject Consumers’ gas utility to increased regulatory scrutiny.

Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at March 31, 2020:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from stock and asset sale agreements¹	various	indefinite	$153	$2
Guarantee²	July 2011	indefinite	30	—
Consumers
Guarantee²	July 2011	indefinite	$30	$—

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

[2]
This obligation comprises a guarantee provided by Consumers to the U.S. Department of Energy in connection with a settlement agreement regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers.

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

4:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long‑term debt issuances during the three months ended March 31, 2020:

	Principal (In Millions)	Interest Rate	Issuance Date	Maturity Date
CMS Energy, parent only
Term loan facility¹	$300	variable	February	February 2021
Total CMS Energy, parent only	$300
Consumers
Term loan facility²	$300	variable	January	January 2021
First mortgage bonds	575	3.50%	March	August 2051
Total Consumers	$875
Total CMS Energy	$1,175

[1]	At March 31, 2020, the interest rate on the balance of this term loan facility was 1.572 percent, based on an interest rate of six‑month LIBOR plus 0.500 percent.

[2]	At March 31, 2020, the interest rate on the balance of this term loan facility was 1.466 percent, based on an interest rate of one‑month LIBOR plus 0.450 percent.
Redemption of first mortgage bonds: In April 2020, Consumers redeemed $100 million of 3.770 percent first mortgage bonds due in October 2020.
Revolving Credit Facilities: The following revolving credit facilities with banks were available at March 31, 2020:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2023¹	$550	$25	$4	$521
CMS Enterprises, including subsidiaries
September 30, 2025²	$18	$—	$8	$10
Consumers³
June 5, 2023	$850	$—	$7	$843
November 19, 2021	250	—	8	242
April 18, 2022	30	—	30	—

[1]	The weighted-average interest rate for outstanding borrowings under CMS Energy’s revolving credit facility was 1.887 percent at March 31, 2020.

[2]	Under this facility, $8 million is available solely for the purpose of issuing letters of credit. Obligations under this facility are secured by the collateral accounts with the lending bank.

[3]	Obligations under these facilities are secured by first mortgage bonds of Consumers.

Short‑term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At March 31, 2020, there were no commercial paper notes outstanding under this program.
Dividend Restrictions: At March 31, 2020, payment of dividends by CMS Energy on its common stock was limited to $5.2 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at March 31, 2020, Consumers had $1.5 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
For the three months ended March 31, 2020, Consumers paid $219 million in dividends on its common stock to CMS Energy.
Issuance of Common Stock: In 2018, CMS Energy entered into an equity offering program under which it may sell, from time to time, shares of CMS Energy common stock having an aggregate sales price of up to $250 million. Under this program, CMS Energy may sell its common stock in privately negotiated transactions, in “at the market” offerings, through forward sales transactions or otherwise.
During 2018 and 2019, CMS Energy entered into forward sales contracts having an aggregate sales price of $250 million. In March 2020, CMS Energy settled one of these contracts by issuing 2,017,783 shares of common stock for $47.95 per share, resulting in net proceeds of $97 million.
At March 31, 2020, CMS Energy’s remaining forward sales contracts had an aggregate sales price of $150 million. Presented in the following table are details of these contracts:

Contract Date	Maturity Date	Number of Shares	Initial Forward Price Per Share
November 20, 2018	March 31, 2021	777,899	$50.91
February 21, 2019	March 31, 2021	2,083,340	52.27

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
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle the contracts as of March 31, 2020, CMS Energy would have been required to deliver 379,776 shares.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

In Millions
	CMS Energy, including Consumers		Consumers
	March 31 2020	December 31 2019	March 31 2020	December 31 2019
Assets¹
Cash equivalents	$91	$—	$—	$—
Restricted cash and cash equivalents	27	17	24	17
CMS Energy common stock	—	—	1	1
Nonqualified deferred compensation plan assets	17	18	13	14
Derivative instruments	—	1	—	1
Total	$135	$36	$38	$33
Liabilities¹
Nonqualified deferred compensation plan liabilities	$17	$18	$13	$14
Derivative instruments	19	8	—	—
Total	$36	$26	$13	$14

[1]	All assets and liabilities were classified as Level 1 with the exception of derivative contracts, which were classified as Level 2 or Level 3.
Cash Equivalents: Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity. For further details, see Note 12, Cash and Cash Equivalents.

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
A subsidiary of CMS Enterprises uses floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with future interest payments on certain long‑term variable-rate debt. The interest rate swaps are accounted for as cash flow hedges of the future variability of interest payments on debt with a notional amount of $90 million at March 31, 2020. Gains or losses on these swaps are initially reported in other comprehensive income (loss) and then, as interest payments are made on the hedged debt, are recognized in earnings within other interest expense on CMS Energy’s consolidated statements of income. The amount of losses recorded in other comprehensive income (loss) was $5 million for the three months ended March 31, 2020 and $1 million for the three months ended March 31, 2019. There were no material impacts on other interest expense associated with these swaps during the periods presented. The fair value of these swaps recorded in other liabilities on CMS Energy’s consolidated balance sheets totaled $10 million at March 31, 2020 and $5 million at December 31, 2019. CMS Energy also has other interest rate swaps that economically hedge interest rate risk on debt, but that do not qualify for cash flow hedge accounting; the amounts associated with these swaps were not material for the three months ended March 31, 2020 and 2019.
EnerBank uses fixed-to-floating interest rate swaps to manage interest rate risk exposure associated with changes in the fair value of certain long‑term fixed-rate loans. The interest rate swaps qualify as fair value hedges of long‑term, fixed-rate notes receivable with a notional amount of $134 million at March 31, 2020. The fair value of these interest rate swaps recorded in other liabilities was $7 million at March 31, 2020 and $1 million at December 31, 2019. CMS Energy is adjusting the carrying value of the hedged notes receivable for the change in their fair value due to the hedged risk. Both gains and losses on the swaps and the changes to the carrying value of the hedged notes receivable are recorded within operating revenue on CMS Energy’s consolidated statements of income. The net impact of these hedges on operating revenue was not material for the three months ended March 31, 2020 and 2019.
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

In Millions
	March 31, 2020					December 31, 2019
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$19	$19	$—	$—	$19	$20	$20	$—	$—	$20
Notes receivable[2]	2,444	2,721	—	—	2,721	2,500	2,652	—	—	2,652
Securities held to maturity	28	28	—	28	—	26	26	—	26	—
Liabilities
Long-term debt[3]	14,247	15,353	1,113	12,269	1,971	13,062	14,185	1,197	11,048	1,940
Long-term payables[4]	31	30	—	—	30	30	32	—	—	32
Consumers
Assets
Long-term receivables[1]	$19	$19	$—	$—	$19	$20	$20	$—	$—	$20
Notes receivable – related party[5]	103	103	—	—	103	103	103	—	—	103
Liabilities
Long-term debt[6]	8,118	8,939	—	6,968	1,971	7,250	8,010	—	6,070	1,940

[1]	Includes current portion of long-term accounts receivable of $13 million at March 31, 2020 and December 31, 2019.

[2]	Includes current portion of notes receivable of $241 million at March 31, 2020 and $242 million at December 31, 2019. For further details, see Note 7, Notes Receivable.

[3]	Includes current portion of long‑term debt of $1.7 billion at March 31, 2020 and $1.1 billion at December 31, 2019.

[4]	Includes current portion of long‑term payables of $3 million at March 31, 2020 and $1 million at December 31, 2019.

[5]	Includes current portion of notes receivable – related party of $7 million at March 31, 2020 and December 31, 2019. For further details, see Note 7, Notes Receivable.

[6]	Includes current portion of long‑term debt of $502 million at March 31, 2020 and $202 million at December 31, 2019.
The effects of third‑party credit enhancements were excluded from the fair value measurements of long‑term debt. The principal amount of CMS Energy’s long‑term debt supported by third‑party credit enhancements was $35 million at March 31, 2020 and December 31, 2019. The entirety of these amounts was at Consumers.
Debt securities classified as held to maturity consisted primarily of mortgage‑backed securities and Utah Housing Corporation bonds held by EnerBank. Presented in the following table are these investment securities:

In Millions
	March 31, 2020				December 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMS Energy
Debt securities	$28	$—	$—	$28	$26	$—	$—	$26

7:    Notes Receivable
Presented in the following table are details of CMS Energy’s and Consumers’ current and non‑current notes receivable:

In Millions
	March 31, 2020	December 31, 2019
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$241	$223
EnerBank notes receivable held for sale	—	19
Non‑current
EnerBank notes receivable, net of allowance for loan losses	2,203	2,258
Total notes receivable	$2,444	$2,500
Consumers
Current
DB SERP note receivable – related party	$7	$7
Non‑current
DB SERP note receivable – related party	96	96
Total notes receivable	$103	$103

EnerBank Notes Receivable
EnerBank notes receivable are primarily unsecured, fixed-rate installment loans provided throughout the U.S. to finance home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses. Authorized contractors pay fees to EnerBank to provide borrowers with same‑as‑cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $130 million at March 31, 2020 and $134 million at December 31, 2019.
At December 31, 2019, $19 million of notes receivable were classified as held for sale. These notes were reclassified as held for investment in March 2020. During the three months ended March 31, 2020, EnerBank purchased a portfolio of secured and unsecured consumer installment loans with a principal value of $9 million.
EnerBank utilizes FICO scores as a key credit quality indicator when underwriting new loans and in assessing the credit exposures in its loan portfolio. The score is determined at the time of a borrower’s application and is generally not updated since the average duration of loans is about two years. At March 31, 2020, 85 percent of EnerBank’s loans had a FICO score rating between good and excellent. At March 31, 2020, 97 percent of EnerBank’s loan portfolio was originated within the past five years.
The allowance for loan losses at March 31, 2020 reflects expected credit losses over the entire lifetime of the loan portfolio. EnerBank estimates the allowance by using the “weighted-average remaining maturity” methodology for their term loans, and the “probability of default and loss given default” methodology for their same-as-cash loans. These methodologies consider historical loan loss experience, prepayment expectations, and credit quality indicators. EnerBank considers current and projected economic conditions, and other reasonable and supportable forecast information to determine if adjustments to the allowance are necessary. The allowance is increased by the provision for loan losses and decreased by loan charge‑offs net of recoveries. Loan losses are charged against the allowance when the loss is confirmed, but no later than the point at which a loan becomes 120 days past due. Presented in the following table are the changes in the allowance for loan losses:

In Millions
Three Months Ended March 31	2020
Balance at beginning of period	$33
Effects of new accounting standard¹	62
Provisions for loan losses	13
Charge-offs	(11)
Recoveries	2
Balance at end of period	$99

[1]
The allowance for loan losses at December 31, 2019 reflected expected credit losses over a 12-month period. On January 1, 2020, in accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments, the allowance for loan losses was adjusted to reflect expected credit losses over the life of the loan. Additionally, EnerBank recorded $3 million for expected credit losses related to unfunded loan commitments. For further details, see Note 1, New Accounting Standards.

Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent loans was $31 million at March 31, 2020 and $33 million at December 31, 2019. At March 31, 2020 and December 31, 2019, EnerBank’s loans that had been modified as troubled debt restructurings were immaterial.
As a result of the COVID‑19 pandemic, EnerBank has instituted new payment accommodations for current customers and has experienced slower lending growth. At March 31, 2020, EnerBank had not experienced increased delinquent loans, charge-offs, or increased loan modifications due to the COVID‑19 pandemic. EnerBank did not make any material adjustments to their allowance for loan losses at March 31, 2020 due to the COVID‑19 pandemic. EnerBank cannot predict the longer-term impacts of the pandemic, but could experience higher loan write-offs, increased loan modifications, and slower lending growth.
EnerBank issues loan commitments to meet customer-financing needs. These commitments are agreements to provide credit as long as certain conditions are met and expire after 120 days. EnerBank uses the same credit policies in making these commitments as it uses for loans. EnerBank had $182 million of off-balance-sheet unfunded loan commitments at March 31, 2020, and had recorded a liability of $3 million for expected credit losses on those commitments.
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
Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	DB Pension Plans		OPEB Plan
Three Months Ended March 31	2020	2019	2020	2019
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$12	$10	$4	$4
Interest cost	21	25	8	10
Expected return on plan assets	(48)	(40)	(25)	(22)
Amortization of:
Net loss	22	12	4	7
Prior service credit	—	—	(14)	(16)
Net periodic cost (credit)	$7	$7	$(23)	$(17)
Consumers
Net periodic cost (credit)
Service cost	$12	$10	$4	$3
Interest cost	20	23	8	10
Expected return on plan assets	(45)	(38)	(23)	(21)
Amortization of:
Net loss	21	12	4	7
Prior service credit	—	—	(14)	(15)
Net periodic cost (credit)	$8	$7	$(21)	$(16)

Contributions: In January 2020, CMS Energy, including Consumers, contributed $531 million and Consumers contributed $518 million to the DB Pension Plans.
9:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Three Months Ended March 31	2020	2019
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.6	5.4
TCJA excess deferred taxes¹	(3.9)	(3.5)
Research and development tax credits, net²	(3.4)	(0.2)
Alternative minimum tax sequestration³	(3.3)	—
Production tax credits	(2.8)	(2.4)
Accelerated flow-through of regulatory tax benefits[4]	(1.5)	(1.5)
Other, net	(0.7)	(0.4)
Effective tax rate	10.0%	18.4%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.9	5.6
TCJA excess deferred taxes¹	(3.4)	(3.3)
Research and development tax credits, net²	(3.1)	(0.2)
Production tax credits	(1.4)	(1.0)
Accelerated flow-through of regulatory tax benefits[4]	(1.9)	(2.5)
Other, net	(0.3)	(0.3)
Effective tax rate	15.8%	19.3%

[1]
In December 2017, Consumers remeasured its deferred tax assets and liabilities at the new federal tax rate enacted by the TCJA and recorded a net $1.6 billion regulatory liability. As a result of an order received in September 2019, Consumers began refunding these excess deferred taxes to customers.

[2]
In March 2020, CMS Energy finalized a study of research and development tax credits for tax years 2012 through 2018. As a result, for the three months ended March 31, 2020, CMS Energy, including Consumers, recognized a $9 million increase in the credit, net of reserves for uncertain tax positions. Of this amount, $8 million was recognized at Consumers.

[3]
In January 2020, the IRS issued a decision restoring alternative minimum tax credit refunds sequestered in years prior to 2018. As a result, for the three months ended March 31, 2020, CMS Energy recognized a $9 million income tax benefit for sequestered amounts related to its 2017 tax return. CMS Energy received the refund in April 2020.

[4]
In 2013, the MPSC issued an order authorizing Consumers to accelerate the flow‑through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993. Consumers implemented this regulatory treatment beginning in 2014, with the electric portion ending in 2018 and the gas portion continuing through 2025. This change, which also accelerates Consumers’ recognition of the income tax benefits, reduced Consumers’ income tax expense by $5 million for the three months ended March 31, 2020 and by $7 million for the three months ended March 31, 2019.
10:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

In Millions, Except Per Share Amounts
Three Months Ended March 31	2020	2019
Income available to common stockholders
Net income available to common stockholders – basic and diluted	$243	$213
Average common shares outstanding
Weighted-average shares – basic	283.3	282.8
Add dilutive nonvested stock awards	0.8	0.6
Add dilutive forward equity sale contracts	1.1	0.2
Weighted-average shares – diluted	285.2	283.6
Net income per average common share available to common stockholders
Basic	$0.86	$0.75
Diluted	0.85	0.75

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

11:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended March 31, 2020	Electric Utility	Gas Utility	Enterprises¹	EnerBank	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,025	$714	$—	$—	$1,739
Other	—	—	19	—	19
Revenue recognized from contracts with customers	$1,025	$714	$19	$—	$1,758
Leasing income	—	—	39	—	39
Financing income	3	2	—	62	67
Total operating revenue – CMS Energy	$1,028	$716	$58	$62	$1,864
Consumers
Consumers utility revenue
Residential	$481	$493	$—	$—	$974
Commercial	339	149	—	—	488
Industrial	140	20	—	—	160
Other	65	52	—	—	117
Revenue recognized from contracts with customers	$1,025	$714	$—	$—	$1,739
Financing income	3	2	—	—	5
Total operating revenue – Consumers	$1,028	$716	$—	$—	$1,744

[1]
Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $25 million for the three months ended March 31, 2020.

In Millions
Three Months Ended March 31, 2019	Electric Utility	Gas Utility	Enterprises¹	EnerBank	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,100	$838	$—	$—	$1,938
Other	—	—	19	—	19
Revenue recognized from contracts with customers	$1,100	$838	$19	$—	$1,957
Leasing income	—	—	48	—	48
Financing income	3	2	—	49	54
Total operating revenue – CMS Energy	$1,103	$840	$67	$49	$2,059
Consumers
Consumers utility revenue
Residential	$523	$589	$—	$—	$1,112
Commercial	351	174	—	—	525
Industrial	162	25	—	—	187
Other	64	50	—	—	114
Revenue recognized from contracts with customers	$1,100	$838	$—	$—	$1,938
Financing income	3	2	—	—	5
Total operating revenue – Consumers	$1,103	$840	$—	$—	$1,943

[1]
Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $34 million for the three months ended March 31, 2019.

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
Accounts Receivable and Unbilled Revenues: Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost, less an allowance for uncollectible accounts. The allowance is increased for uncollectible accounts expense and decreased for account write-offs net of recoveries. CMS Energy and Consumers establish the allowance based on historical losses, management’s assessment of existing economic conditions, customer payment trends, and reasonable and supported forecast information. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past‑due terms established with customers. Accounts are written off when deemed uncollectible, which is generally when they become six months past due. Uncollectible expense for CMS Energy and Consumers was $5 million for the three months ended March 31, 2020 and $6 million for the three months ended March 31, 2019.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month‑end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets, were $354 million at March 31, 2020 and $426 million at December 31, 2019.
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
Under a gas revenue decoupling mechanism authorized by the MPSC, Consumers is allowed to adjust future gas rates for differences between Consumers’ actual weather-normalized, non‑fuel revenues and the revenues approved by the MPSC. Consumers accounts for this program as an alternative-revenue program that meets the criteria for recognizing the effects of decoupling adjustments on revenue as gas is delivered.
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

12:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
	March 31, 2020	December 31, 2019
CMS Energy, including Consumers
Cash and cash equivalents	$834	$140
Restricted cash and cash equivalents	27	17
Cash and cash equivalents, including restricted amounts	$861	$157
Consumers
Cash and cash equivalents	$604	$11
Restricted cash and cash equivalents	24	17
Cash and cash equivalents, including restricted amounts	$628	$28

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

•	EnerBank, a Utah state-chartered, FDIC-insured industrial bank providing primarily unsecured, fixed-rate installment loans throughout the U.S. to finance home improvements
CMS Energy presents corporate interest and other expenses and Consumers’ other consolidated entities within other reconciling items.
Consumers
The segments reported for Consumers are:

•	electric utility, consisting of regulated activities associated with the generation, purchase, transmission, distribution, and sale of electricity in Michigan

•	gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by segment:

In Millions
Three Months Ended March 31	2020	2019
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,028	$1,103
Gas utility	716	840
Enterprises	58	67
EnerBank	62	49
Total operating revenue – CMS Energy	$1,864	$2,059
Consumers
Operating revenue
Electric utility	$1,028	$1,103
Gas utility	716	840
Total operating revenue – Consumers	$1,744	$1,943
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$118	$105
Gas utility	117	121
Enterprises¹	20	7
EnerBank¹	14	11
Other reconciling items¹	(26)	(31)
Total net income available to common stockholders – CMS Energy	$243	$213
Consumers
Net income available to common stockholder
Electric utility	$118	$105
Gas utility	117	121
Total net income available to common stockholder – Consumers	$235	$226

[1]	Prior period amounts have been reclassified to reflect changes in segment reporting.

In Millions
	March 31, 2020	December 31, 2019
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility¹	$16,338	$16,158
Gas utility¹	8,887	8,785
Enterprises	407	405
EnerBank	22	22
Other reconciling items	21	20
Total plant, property, and equipment, gross – CMS Energy	$25,675	$25,390
Consumers
Plant, property, and equipment, gross
Electric utility¹	$16,338	$16,158
Gas utility¹	8,887	8,785
Other reconciling items	21	20
Total plant, property, and equipment, gross – Consumers	$25,246	$24,963
CMS Energy, including Consumers
Total assets
Electric utility¹	$15,397	$14,911
Gas utility¹	8,678	8,659
Enterprises	553	527
EnerBank	2,640	2,692
Other reconciling items	179	48
Total assets – CMS Energy	$27,447	$26,837
Consumers
Total assets
Electric utility¹	$15,459	$14,973
Gas utility¹	8,725	8,706
Other reconciling items	22	20
Total assets – Consumers	$24,206	$23,699

[1]	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

14: Exit Activities
Under its Clean Energy Plan, Consumers plans to retire the D.E. Karn 1 & 2 coal-fueled generating units in 2023. In October 2019, Consumers announced a retention incentive program to ensure necessary staffing at the D.E. Karn generating complex through the anticipated retirement of the coal-fueled generating units. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2023 is estimated to be $35 million. Consumers is seeking recovery of these costs from customers in its 2020 electric rate case.
For the three months ended March 31, 2020, Consumers’ electric utility recognized $4 million related to retention benefits within maintenance and other operating expenses on Consumers’ consolidated statements of income. The cumulative cost incurred and charged to expense related to this program is $7 million; an amount of $1 million has been capitalized as a cost of plant, property, and equipment. Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
March 31, 2020
Retention benefit liability at beginning of period	$4
Costs incurred and charged to expense	4
Retention benefit liability at the end of the period¹	$8

[1]	Includes current portion of other liabilities of $4 million.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations for CMS Energy and Consumers is contained in Part I—Item 1. Financial Statements—MD&A, which is incorporated by reference herein.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risk as previously disclosed in Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2019 Form 10‑K.
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

Internal Control Over Financial Reporting: There have not been any changes in CMS Energy’s internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, its internal control over financial reporting.
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
Internal Control Over Financial Reporting: There have not been any changes in Consumers’ internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, its internal control over financial reporting.
Part II—Other Information
Item 1.    Legal Proceedings
CMS Energy, Consumers, and certain of their affiliates are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Part I—Item 3. Legal Proceedings, of the 2019 Form 10‑K, see Part I—Item 1. Financial Statements—Notes to the Unaudited Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.
Item 1A.    Risk Factors
The following Risk Factor is in addition to our Risk Factors included in Part I—Item 1A. Risk Factors, in the 2019 Form 10‑K. Actual results in future periods for CMS Energy and Consumers could differ materially from historical results and the forward-looking statements contained in this report. Factors that might cause or contribute to these differences include those discussed in the following sections and in Part I—Item 1A. Risk Factors, in the 2019 Form 10‑K. CMS Energy’s and Consumers’ businesses are influenced by many factors that are difficult to predict, that involve uncertainties that may materially affect results, and that are often beyond their control. Additional risks and uncertainties not presently known or that management believes to be immaterial may also adversely affect CMS Energy or Consumers. The Risk Factor, as well as the other information included in this report and in other documents filed with the SEC, should be considered carefully before making an investment in securities of CMS Energy or Consumers. Risk factors of Consumers are also risk factors of CMS Energy.
The COVID‑19 pandemic could materially and adversely affect each of CMS Energy’s and Consumers’ business, results of operations, financial condition, liquidity, and cash flows.
The COVID‑19 pandemic has had widespread impacts on people, businesses, economies, and financial markets globally, in the U.S., and in markets where CMS Energy and Consumers conduct business. Future impacts of the pandemic could include a prolonged reduction in economic activity, extended disruption to supply chains and operations, and reduced availability of labor and productivity. CMS Energy and Consumers provide essential services, which means that CMS Energy and Consumers must keep employees, who operate facilities or interact with customers, safe and minimize unnecessary risk of exposure to COVID‑19. CMS Energy and Consumers have taken extra precautions in an effort to protect the health of employees working in the field and in CMS Energy’s and Consumers’ facilities. CMS Energy and Consumers have also implemented work-from-home policies where possible. Consumers has suspended shut-offs of service for non-payment and extended payment protection plans for low-income and senior customers through June 1, 2020. This is a rapidly evolving situation; CMS Energy and Consumers will continue to monitor developments and will take additional necessary precautions in order to keep employees, customers, contractors, and communities safe.
The ultimate impact of the COVID‑19 pandemic depends on factors beyond CMS Energy’s and Consumers’ knowledge or control. In the near term, Consumers has experienced a decline in electric deliveries to commercial and industrial customers and EnerBank has experienced slower lending growth as a result of the pandemic. Over the long term, the pandemic could have numerous and significant adverse effects on CMS Energy and Consumers, including but not limited to adverse effects on their business and operations, sales, uncollectible accounts, capital expenditures, energy efficiency programs, pension expenses, and PSCR and GCR costs. The companies’ business and operations could also be adversely affected by an inability to obtain necessary approvals or authorizations from the MPSC, FERC, courts, or other governmental authorities in a timely manner and by the nature of any emergency or other actions taken by such agencies, courts, or authorities. Additionally, EnerBank could experience higher loan write-offs, increased loan modifications, and continued slower lending growth.
CMS Energy and Consumers cannot predict how or to what extent the COVID‑19 pandemic will negatively impact CMS Energy’s and Consumers’ results of operations, capital investment program, financial condition, cash flows, or liquidity. To the extent the COVID‑19 pandemic adversely affects CMS Energy’s and Consumers’ business, results of operations, financial condition, liquidity, cash flows, or capital investment program, it may also have the effect of heightening many of the other risks described in Part I—Item 1A. Risk Factors, in the 2019 Form 10‑K. The degree to which COVID‑19 will impact CMS Energy and Consumers will depend in part on future developments, including the severity and duration of the outbreak, actions or inactions that may be taken by governmental authorities, and to what extent and when normal economic and operational conditions can resume.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended March 31, 2020:

Period	Total Number of Shares Purchased¹	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2020 to January 31, 2020	120,145	$65.65	—	—
February 1, 2020 to February 29, 2020	1,183	68.51	—	—
March 1, 2020 to March 31, 2020	78,722	49.57	—	—
Total	200,050	$59.34	—	—

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
139th Supplemental Indenture dated as of March 26, 2020 between Consumers Energy and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8‑K filed March 26, 2020 and incorporated herein by reference)

10.1[1]	—	Form of Officer Separation Agreement as of January 2020 (Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference)
10.2[1]	—	CMS Incentive Compensation Plan for CMS Energy and Consumers Officers as amended, effective as of January 16, 2020
10.3[1,2]	—	Annual CMS Enterprises Employee Incentive Compensation Plan as amended, effective as of February 1, 2020
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits		Description
101.INS	—	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	—	Inline XBRL Taxonomy Extension Schema
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase
104.1	—	Included in the cover page, formatted in Inline XBRL

[1]	Management contract or compensatory plan or arrangement.

[2]	Obligations of CMS Energy or its subsidiaries, but not of Consumers.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION

Dated: April 27, 2020	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: April 27, 2020	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer