Form 10-Q
period 2020-06-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2020-08-03
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 7, 2020:
CMS Energy Corporation:
CMS Energy Common Stock, $0.01 par value (including 12,322 shares owned by Consumers Energy)	286,280,694
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10‑Q to the Securities and Exchange Commission for the Period Ended June 30, 2020

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
Cantera Natural Gas, Inc., a non‑affiliated company that purchased CMS Field Services
CARES Act
Coronavirus Aid, Relief, and Economic Security Act of 2020
CCR
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
FDIC
Federal Deposit Insurance Corporation
FERC
The Federal Energy Regulatory Commission
FICO
Fair Isaac Corporation, a non-affiliated company providing data analytic services, with a focus on credit scoring services
FTR
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
Forward‑Looking Statements and Information
This Form 10‑Q and other CMS Energy and Consumers disclosures may contain forward‑looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward‑looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward‑looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward‑looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:

•
the impact of the COVID‑19 pandemic and the related economic disruption on CMS Energy’s and Consumers’ revenues, expenses, uncollectible accounts, energy efficiency programs, pension funding, PSCR and GCR costs, capital investment programs, cash flows, liquidity, maintenance of existing assets, and other operating expenses

•	the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•	potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities

•
changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers

•
the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, PURPA, infrastructure integrity or security, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, the Dodd‑Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results

•
factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather‑related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; and changes in trade policies or regulations

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

•	the potential effects of a future transition from LIBOR to an alternative reference interest rate in the credit and capital markets

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

•	earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts

•	changes in financial or regulatory accounting principles or policies (e.g., the adoption of Hypothetical Liquidation Book Value accounting for certain non‑regulated renewable energy projects)

•	other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents
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
COVID‑19 Pandemic
CMS Energy and Consumers continue to respond to the public health emergency caused by the COVID‑19 pandemic by instituting measures consistent with guidance provided by local, state, and federal agencies. CMS Energy and Consumers maintain over 60 departmental business continuity plans; these plans were reviewed and enhanced in early 2020 to ensure readiness for the COVID-19 pandemic. CMS Energy and Consumers continue to take steps to protect the safety of employees, customers, and contractors, and have executed their business continuity plans to ensure the continued delivery of critical energy services. Additionally, CMS Energy and Consumers have mitigated the potential impact of the pandemic on their liquidity by completing financing transactions and reducing the need for external funding for the remainder of the year.
The COVID‑19 pandemic is a continually evolving situation. As a result of the pandemic, Consumers has experienced a decline in electric deliveries to commercial and industrial customers, offset partially by an increase in deliveries to residential customers. It has also experienced an increase in uncollectible accounts and workforce-related expenses, among other cost increases directly attributable to the pandemic. Consumers anticipates that these trends will continue in the near term. In April 2020, the MPSC issued an order authorizing Consumers to defer incremental uncollectible accounts expense associated with the pandemic.
Additionally, EnerBank anticipates it could experience slower lending growth, higher loan write-offs, and increased loan modifications in the future as a result of the pandemic. The companies cannot predict the long-term impact of the pandemic on their business, results of operations, financial condition, capital investment program, liquidity, and cash flows. More detailed discussion of the near-term impacts of and future uncertainties related to the COVID‑19 pandemic can be found throughout this MD&A and in Part II—Item 1A. Risk Factors.
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

•	secured the supply chain necessary to provide front-line workers with appropriate personal protective equipment and cleaning supplies

•	when necessary, sequestered employees with critical roles at generating plants, gas compression facilities, and electric control rooms

•	implemented a 14‑day paid self-quarantine requirement for employees who are exhibiting symptoms of COVID-19 or who have come into contact with a person suspected to have COVID‑19

•	prohibited business-related international travel and instituted a mandatory 14‑day work remote period for employees who return from personal travel to impacted areas

•	required employees to work remotely when possible

•	when necessary, reduced service at 13 direct payment offices to drop box and drive-through services only

•
initially adjusted work to focus on emergent and critical activities such as electric outages, gas leaks, and other public safety and reliability work; as work restrictions have gradually lifted in Michigan, the companies have resumed normal work with safety measures in place

•	contracted a chief medical officer to guide the companies’ response and provide rapid support and supplies for the workforce

•	limited access to company facilities, enhanced cleaning protocols, and established a mask-wearing policy

•	offered additional paid leave to employees to alleviate child care-related burdens and implemented other interim workforce policies to offer flexibility and reduce employee concerns
CMS Energy and Consumers also suspended shut-offs of service for non-payment and extended payment protection plans for low-income and senior customers. CMS Energy and Consumers remain committed to assisting customers who are experiencing difficulty paying their energy bill due to the pandemic.
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
The Clean Energy Plan lays the foundation for Consumers’ goal to achieve net-zero carbon emissions by 2040. As part of this goal, which was announced in February 2020, Consumers will significantly reduce its carbon emissions from its electric business and offset any remaining emissions through strategies including, but not limited to, carbon sequestration, landfill methane capture, and large-scale tree planting. The goal includes not only emissions from Consumers’ owned generation, but also emissions from the generation of power purchased through long-term PPAs and from the MISO energy market.
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

Additionally, to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers announced the following five‑year targets during 2018:

•	to reduce its water use by one billion gallons; during 2018 and 2019, Consumers reduced its water usage by over 400 million gallons

•	to reduce the amount of waste taken to landfills by 35 percent; during 2018 and 2019, Consumers reduced its waste to landfills by ten percent

•	to enhance, restore, or protect 5,000 acres of land; during 2018 and 2019, Consumers enhanced, restored, or protected over 2,200 acres of land
CMS Energy, through CMS Enterprises, continues to pursue further opportunities for the development of renewable generation projects. In June 2020, CMS Enterprises purchased development rights for a solar project in Hart Township, Michigan with a potential to develop up to 100 MW of solar capacity. In July 2020, CMS Enterprises purchased a 51-percent ownership interest in a 525-MW wind generation project being constructed in Coke County, Texas; the project is expected to become operational in August 2020.
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
For the six months ended June 30, 2020, CMS Energy’s net income available to common stockholders was $379 million, and diluted EPS were $1.33. This compares with net income available to common stockholders of $306 million and diluted EPS of $1.08 for the six months ended June 30, 2019. In 2020, electric and gas rate increases and lower operating and maintenance expenses were offset partially by lower gas sales due primarily to unfavorable weather in the first quarter. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Consumers has experienced and anticipates it will continue to experience a decline in electric deliveries to commercial and industrial customers in the near term as a result of the COVID‑19 pandemic. Over the long term, Consumers expects weather-normalized electric deliveries over the next five years to decrease slightly and weather‑normalized gas deliveries to remain stable. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in electric and gas demand.

Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service. Leveraging the Consumers Energy Way, CMS Energy and Consumers accomplished the following during 2019:

•	received approval of Consumers’ IRP, which supports the companies’ clean energy goals

•	launched a three-year electric vehicle pilot program

•	committed to spend $7.5 billion with Michigan businesses over the next five years; of that amount, $1.5 billion will be spent with diverse suppliers

•	completed the deployment of automated gas meters in areas where Consumers provides only natural gas to customers, allowing for drive-by meter reading

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

•
2019 Gas Rate Case: In December 2019, Consumers filed an application with the MPSC seeking an annual rate increase of $245 million, based on a 10.5 percent authorized return on equity. In May 2020, Consumers reduced its requested annual rate increase to $229 million. The filing also seeks approval of a revenue decoupling mechanism that would annually reconcile Consumers’ actual weather-normalized non-fuel revenues with the revenues approved by the MPSC.

•
2020 Electric Rate Case: In February 2020, Consumers filed an application with the MPSC seeking an annual rate increase of $244 million, based on a 10.5 percent authorized return on equity. In July 2020, Consumers reduced its requested annual rate increase to $230 million. The filing also seeks approval to recover $13 million associated with Consumers’ deferral of depreciation and property tax expense and the overall rate of return on distribution-related capital investments exceeding certain threshold amounts. Additionally, the filing seeks approval of a method of recovering amounts earned under the financial compensation mechanism approved by the MPSC in Consumers’ IRP. This mechanism allows Consumers to earn a financial incentive on PPAs approved by the MPSC after January 1, 2019. Consumers also proposes in the filing a new distributed generation tariff to replace the current net metering tariff, pursuant to the 2016 Energy Law.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Six Months Ended
June 30	2020	2019	Change	2020	2019	Change
Net Income Available to Common Stockholders	$136	$93	$43	$379	$306	$73
Basic Earnings Per Average Common Share	$0.48	$0.33	$0.15	$1.33	$1.08	$0.25
Diluted Earnings Per Average Common Share	$0.48	$0.33	$0.15	$1.33	$1.08	$0.25

In Millions
	Three Months Ended			Six Months Ended
June 30	2020	2019	Change	2020	2019	Change
Electric utility	$119	$90	$29	$237	$195	$42
Gas utility	41	8	33	158	129	29
Enterprises¹	1	16	(15)	21	23	(2)
EnerBank¹	8	10	(2)	22	21	1
Corporate interest and other¹	(33)	(31)	(2)	(59)	(62)	3
Net Income Available to Common Stockholders	$136	$93	$43	$379	$306	$73

[1]	Prior period amounts have been reclassified to reflect changes in segment reporting.

Presented in the following table are specific after-tax changes to net income available to common stockholders for the three and six months ended June 30, 2020 versus 2019:

In Millions
	Three Months Ended		Six Months Ended
June 30, 2019		$93		$306
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$31		$8
Gas sales	3		(34)
Electric rate increase, including return on higher renewable capital spending	4		9
Gas rate increase	16		64
Lower distribution and transmission expenses	14		20
Lower OPEB expenses	5		11
Service restoration costs	(16)		9
Research and development tax credits[1]	—		8
Higher mutual insurance distribution	—		5
Depreciation and amortization	(4)		(17)
Higher property tax, reflecting higher capital spending	(2)		(9)
Voluntary separation plan expenses	—		(8)
Retention benefits related to D.E. Karn[2]	(3)		(6)
Other	14		11
		$62		$71
Enterprises
Higher (lower) earnings	(3)		6
Increased income tax benefit due to restoring previously sequestered alternative minimum tax credits[1]	—		4
Absence of 2019 gain on sale of transmission assets	(12)		(12)
		(15)		(2)
EnerBank
Higher earnings due primarily to growth in consumer lending	3		8
Implementation of new credit losses standard[3]	(5)		(7)
		(2)		1
Corporate interest and other
Increased income tax benefit due to restoring previously sequestered alternative minimum tax credits[1]	—		5
Lower administrative and other expenses	—		3
Higher fixed charges due to higher debt	(2)		(5)
		(2)		3
June 30, 2020		$136		$379

[1]	See Note 9, Income Taxes.

[2]	See Note 14, Exit Activities.

[3]	See Note 1, New Accounting Standards.

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three months ended June 30, 2020 versus 2019 (amounts are presented pre‑tax, with the exception of income tax changes):

Three Months Ended June 30, 2019		$90
Reasons for the change
Electric deliveries[1] and rate increases
Higher sales due primarily to favorable weather and sales mix, offset partially by lower deliveries to commercial and industrial customers	$44
Rate increase associated with return on higher renewable capital spending	5
Lower energy waste reduction program revenues	(5)
Lower other revenues	(6)
		$38
Maintenance and other operating expenses
Lower distribution and transmission expenses	11
Lower energy waste reduction program costs	5
Higher service restoration costs	(21)
Retention benefits related to D.E. Karn[2]	(3)
Lower maintenance and other operating expenses	5
		(3)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(4)
General taxes		(4)
Other income, net of expenses
Lower OPEB expenses	4
Higher other income, net of expenses	2
		6
Interest charges		(2)
Income taxes
Higher electric utility pre-tax earnings	(7)
Lower other income taxes	5
		(2)
Three Months Ended June 30, 2020		$119

[1]	Deliveries to end-use customers were 8.0 billion kWh in 2020 and 8.6 billion kWh in 2019.

[2]	See Note 14, Exit Activities.

Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the six months ended June 30, 2020 versus 2019 (amounts are presented pre‑tax, with the exception of income tax changes):

In Millions
Six Months Ended June 30, 2019		$195
Reasons for the change
Electric deliveries[1] and rate increases
Higher sales due primarily to favorable weather and sales mix, offset partially by lower deliveries to commercial and industrial customers	$16
Rate increase, including return on higher renewable capital spending	12
Lower energy waste reduction program revenues	(6)
Lower other revenues	(6)
		$16
Maintenance and other operating expenses
Lower distribution and transmission expenses	14
Lower service restoration costs	12
Higher mutual insurance distribution	7
Lower energy waste reduction program costs	6
Absence of favorable 2019 litigation settlement	(8)
Retention benefits related to D.E. Karn[2]	(7)
Voluntary separation plan expenses	(6)
Lower maintenance and other operating expenses	14
		32
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(11)
General taxes		(5)
Other income, net of expenses
Lower OPEB expenses	8
Higher other income, net of expenses	1
		9
Interest charges		(6)
Income taxes
Lower tax expense due primarily to research and development tax credits[3]	7
Higher electric utility pre-tax earnings	(7)
Lower other income taxes	7
		7
Six Months Ended June 30, 2020		$237

[1]	Deliveries to end-use customers were 16.8 billion kWh in 2020 and 17.8 billion kWh in 2019.

[2]	See Note 14, Exit Activities.

[3]	See Note 9, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three months ended June 30, 2020 versus 2019 (amounts are presented pre‑tax, with the exception of income tax changes):

In Millions
Three Months Ended June 30, 2019		$8
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$22
Other revenues	3
		$25
Maintenance and other operating expenses
Lower distribution and transmission expenses	8
Lower maintenance and other operating expenses	13
		21
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(2)
General taxes		(1)
Other income, net of expenses
Lower OPEB expenses		3
Interest charges		(6)
Income taxes
Higher gas utility pre-tax earnings	(10)
Lower other income taxes	3
		(7)
Three Months Ended June 30, 2020		$41

[1]	Deliveries to end-use customers were 47 bcf in 2020 and 49 bcf in 2019.

Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the six months ended June 30, 2020 versus 2019 (amounts are presented pre‑tax, with the exception of income tax changes):

In Millions
Six Months Ended June 30, 2019		$129
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$86
Lower sales due primarily to unfavorable weather	(55)
Lower energy waste reduction program revenues	(9)
Other revenues	10
		$32
Maintenance and other operating expenses
Lower distribution and transmission expenses	13
Lower energy waste reduction program costs	9
Voluntary separation plan expenses	(4)
Lower maintenance and other operating expenses	9
		27
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(12)
General taxes
Higher property tax, reflecting higher capital spending	(8)
Lower other general taxes	1
		(7)
Other income, net of expenses
Lower OPEB expenses	7
Lower other income, net of expenses	(2)
		5
Interest charges		(10)
Income taxes
Higher gas utility pre-tax earnings	(8)
Lower tax expense due primarily to research and development tax credits[2]	1
Lower other income taxes	1
		(6)
Six Months Ended June 30, 2020		$158

[1]	Deliveries to end-use customers were 167 bcf in 2020 and 191 bcf in 2019.

[2]	See Note 9, Income Taxes.

Enterprises Results of Operations
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the three months ended June 30, 2020 versus 2019:

In Millions
Three Months Ended June 30, 2019	$16
Reason for the change
Absence of 2019 gain on sale of transmission assets	$(12)
Lower earnings due primarily to extended maintenance outages	(3)
Three Months Ended June 30, 2020	$1
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the six months ended June 30, 2020 versus 2019:

In Millions
Six Months Ended June 30, 2019	$23
Reasons for the change
Higher earnings due primarily to improved receivables management and lower operations and maintenance costs	$6
Increased income tax benefit due to restoring previously sequestered alternative minimum tax credits[1]	4
Absence of 2019 gain on sale of transmission assets	(12)
Six Months Ended June 30, 2020	$21

[1]	See Note 9, Income Taxes.
EnerBank Results of Operations
Presented in the following table are the detailed after-tax changes to EnerBank’s net income available to common stockholders for the three months ended June 30, 2020 versus 2019:

In Millions
Three Months Ended June 30, 2019	$10
Reason for the change
Higher earnings due primarily to growth in consumer lending	$3
Implementation of new credit losses standard[1]	(5)
Three Months Ended June 30, 2020	$8

[1]	See Note 1, New Accounting Standards.

Presented in the following table are the detailed after-tax changes to EnerBank’s net income available to common stockholders for the six months ended June 30, 2020 versus 2019:

In Millions
Six Months Ended June 30, 2019	$21
Reasons for the change
Higher earnings due primarily to growth in consumer lending	$8
Implementation of new credit losses standard[1]	(7)
Six Months Ended June 30, 2020	$22

[1]	See Note 1, New Accounting Standards.
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the three months ended June 30, 2020 versus 2019:

In Millions
Three Months Ended June 30, 2019	$(31)
Reasons for the change
Higher fixed charges due to higher debt	$(2)
Three Months Ended June 30, 2020	$(33)
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the six months ended June 30, 2020 versus 2019:

In Millions
Six Months Ended June 30, 2019	$(62)
Reasons for the change
Increased income tax benefit due to restoring previously sequestered alternative minimum tax credits[1]	$5
Lower administrative and other expenses	3
Higher fixed charges due to higher debt	(5)
Six Months Ended June 30, 2020	$(59)

[1]	See Note 9, Income Taxes.

Cash Position, Investing, and Financing
At June 30, 2020, CMS Energy had $1,604 million of consolidated cash and cash equivalents, which included $17 million of restricted cash and cash equivalents. At June 30, 2020, Consumers had $1,229 million of consolidated cash and cash equivalents, which included $14 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of the changes to net cash provided by operating activities for the six months ended June 30, 2020 versus 2019:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2019	$1,185
Reasons for the change
Higher net income	$73
Non‑cash transactions[1]	71
Higher pension contributions	(531)
Favorable impact of changes in core working capital,[2] due primarily to lower vendor payments, offset partially by lower customer receipts and lower alternative minimum tax credit refunds received in 2020	12
Unfavorable impact of changes in other assets and liabilities, due primarily to higher deposits with MISO and a litigation settlement payment, offset partially by the absence of 2019 refunds to customers related to the TCJA	(14)
Six Months Ended June 30, 2020	$796
Consumers
Six Months Ended June 30, 2019	$1,110
Reasons for the change
Higher net income	$71
Non-cash transactions[1]	42
Higher pension contributions	(518)
Favorable impact of changes in core working capital,[2] due primarily to lower vendor payments, offset partially by lower customer receipts	33
Favorable impact of changes in other assets and liabilities, due primarily to the absence of 2019 refunds to customers related to the TCJA, offset partially by higher deposits with MISO	43
Six Months Ended June 30, 2020	$781

[1]	Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, and other non‑cash operating activities and reconciling adjustments.

[2]	Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the six months ended June 30, 2020 versus 2019:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2019	$(1,410)
Reasons for the change
Lower capital expenditures	$27
Changes in EnerBank notes receivable, reflecting smaller growth in consumer lending in 2020	22
Lower purchases of notes receivable by EnerBank	205
Other investing activities, primarily the absence of 2019 proceeds from sale of transmission equipment, offset partially by lower costs to retire property	(12)
Six Months Ended June 30, 2020	$(1,168)
Consumers
Six Months Ended June 30, 2019	$(1,026)
Reasons for the change
Lower capital expenditures	$27
Other investing activities, primarily lower costs to retire property	6
Six Months Ended June 30, 2020	$(993)

Financing Activities
Presented in the following table are specific components of net cash provided by financing activities for the six months ended June 30, 2020 versus 2019:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2019	$384
Reasons for the change
Higher debt issuances	$898
Lower debt retirements	712
Changes in EnerBank certificates of deposit, reflecting lower borrowings	(239)
Lower repayments under Consumers’ commercial paper program	7
Higher issuances of common stock, primarily the settlement of an equity forward sale contract	98
Higher payments of dividends on common stock	(16)
Other financing activities, primarily higher debt prepayment costs	(25)
Six Months Ended June 30, 2020	$1,819
Consumers
Six Months Ended June 30, 2019	$72
Reasons for the change
Higher debt issuances	$1,231
Lower debt retirements	165
Lower repayments under Consumers’ commercial paper program	7
Lower stockholder contribution from CMS Energy	(25)
Higher payments of dividends on common stock	(4)
Other financing activities, primarily higher debt prepayment and debt issuance costs	(33)
Six Months Ended June 30, 2020	$1,413
Capital Resources and Liquidity
CMS Energy uses dividends and tax‑sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization—Dividend Restrictions. For the six months ended June 30, 2020, Consumers paid $276 million in dividends on its common stock to CMS Energy.
Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, and fund its other obligations. Consumers also uses these sources of funding to contribute to its employee benefit plans.
CMS Energy and Consumers expect to have sufficient liquidity to fund their commitments despite potential material uncertainties that may impact their cash management and financing strategies as a result of the COVID‑19 pandemic. CMS Energy and Consumers rely on the capital markets to fund their robust capital plan and those markets have faced significant strain. CMS Energy and Consumers have mitigated the potential impact of the pandemic on their liquidity by completing financing transactions and reducing the need for external funding for the remainder of the year. For more information on CMS Energy’s and Consumers’ financing transactions, see Note 4, Financings and Capitalization.
Barring any sustained market dislocations or disruptions, CMS Energy and Consumers expect to continue to have ready access to the financial and capital markets and will continue to explore possibilities to take advantage of market opportunities as they arise with respect to future funding needs. If access to these markets were to diminish or otherwise become restricted, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending. The COVID‑19 pandemic is a continually evolving situation and CMS Energy and Consumers cannot predict the ultimate impact it will have on their liquidity, debt covenants, financial condition, results of operations, or capital investment program.
As a result of a provision in the TCJA, as amended by the CARES Act, CMS Energy will recover all remaining alternative minimum tax credits in 2020. CMS Energy utilized $7 million of these credits on its 2019 consolidated tax return, and will receive the remaining $69 million through a cash refund. The CARES Act also provides for the deferral of payroll taxes, which will allow CMS Energy and Consumers to defer remittance of $40 million of payroll taxes in 2020; half of the deferred amount will be due at the end of 2021 and the other half will be due at the end of 2022.
In 2018, CMS Energy entered into an equity offering program under which it may sell, from time to time, shares of CMS Energy common stock having an aggregate sales price of up to $250 million. Under this program, CMS Energy may sell its common stock in privately negotiated transactions, in “at the market” offerings, through forward sales transactions or otherwise. At June 30, 2020, CMS Energy’s remaining forward sales contracts under this program had an aggregate sales price of $150 million. These contracts allow CMS Energy to either physically settle the contracts by issuing shares of its common stock at the then‑applicable forward sale price specified by the agreement or net settle the contracts through the delivery or receipt of cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock. For more information on the forward sale contracts, see Note 4, Financings and Capitalization—Issuance of Common Stock.
In April 2020, CMS Energy entered into a new equity offering program under which it may sell, from time to time, shares of CMS Energy common stock having an aggregate sales price of up to $500 million. Like the 2018 equity offering program, CMS Energy may sell its common stock in privately negotiated transactions, in “at the market” offerings, through forward sales transactions or otherwise. There have been no sales of securities under this program.
At June 30, 2020, CMS Energy had $545 million of its revolving credit facility available and Consumers had $1.1 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2020, there were no commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ revolving credit facilities and commercial paper program, see Note 4, Financings and Capitalization.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At June 30, 2020, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of June 30, 2020, as presented in the following table:

June 30, 2020
Credit Agreement, Indenture, or Facility	Limit		Actual
CMS Energy, parent only
Debt to Capital¹	<	0.70 to 1.0	0.61 to 1.0
Consumers
Debt to Capital²	<	0.65 to 1.0	0.49 to 1.0

[1]
Applies to CMS Energy’s $550 million revolving credit agreement and $300 million term loan credit agreement. In April 2020, amendments to these agreements changed the required financial covenant from a leverage ratio to a capitalization ratio.

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
Off-Balance-Sheet Arrangements
CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Additionally, CMS Energy has entered into forward sales contracts to sell its common stock in order to invest in its utility and non-utility businesses; as of June 30, 2020, these contracts have an aggregate sales price of $150 million and mature in 2021. For additional details on the companies’ indemnity and guarantee arrangements, see Note 3, Contingencies and Commitments—Guarantees. For additional details on letters of credit and CMS Energy’s forward sales contracts, see Note 4, Financings and Capitalization.
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
Consumers Electric Utility Outlook and Uncertainties
Clean Energy Plan: In 2019, the MPSC approved the IRP that Consumers filed in 2018, which details its Clean Energy Plan. Through its Clean Energy Plan, Consumers expects to reduce carbon emissions of its owned generation by more than 90 percent from its 2005 levels by 2040 and eliminate the use of coal to generate electricity by 2040. The Clean Energy Plan also provides the foundation for Consumers’ goal to achieve net-zero carbon emissions by 2040. Under this net-zero goal, Consumers plans to eliminate the impact of carbon emissions created by the electricity it generates or purchases for customers.
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
Consumers will competitively bid new capacity and at least 50 percent of the new capacity will be built and owned by third parties; the remainder will be owned and operated by Consumers. In support of its Clean Energy Plan, Consumers issued requests for proposals in September 2019 and July 2020, each to acquire up to 300 MW of new capacity from projects to be operational in Michigan’s Lower Peninsula by May 2023. Specifically, Consumers solicited offers to enter into PPAs with or purchase solar generation projects ranging in size from 20 MW to 150 MW and to enter into PPAs with PURPA qualifying facilities up to 20 MW. Any contracts entered into as a result of the request for proposals would be subject to MPSC approval.
Renewable Energy Plan: The 2016 Energy Law raised the renewable energy standard to 15 percent in 2021, with an interim target of 12.5 percent in 2019. Consumers met the interim target for 2019 and demonstrated its compliance in the 2019 renewable energy cost reconciliation filed with the MPSC in July 2020. Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least the required percentage of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers expects to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.
Under Consumers’ renewable energy plan, the MPSC has approved the acquisition of up to 525 MW of new wind generation projects and authorized Consumers to earn a 10.7 percent return on equity on any projects approved by the MPSC. Specifically, the MPSC has approved the following:

•
purchase of a wind generation project under development, with capacity of up to 150 MW, in Gratiot County, Michigan; on-site construction began during the fourth quarter of 2019 and the project is slated to be complete and operational in 2020

•
purchase of a wind generation project under development, with capacity of up to 166 MW, in Hillsdale, Michigan; Consumers is slated to take full ownership and begin commercial operation of the project in 2020

•
execution of a 20-year PPA under which Consumers will purchase 100 MW of renewable capacity, energy, and RECs from a 149-MW solar generating facility to be constructed in Calhoun County, Michigan; the facility is expected to be operational in 2022

As a result of the COVID‑19 pandemic, Consumers has received force majeure notifications from the turbine supplier and engineering, procurement, and construction contractors for the two wind generation projects. At this time, construction activities continue and Consumers does not anticipate any changes to the projects’ expected commercial operation dates, overall costs, or ability to qualify for production tax credits, but Consumers cannot predict the ultimate impact of the force majeure notifications.
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
As a result of the COVID-19 pandemic, Consumers has delayed implementation of a summer peak time-of-use rate for electric residential customers, originally planned to begin in June 2020. The summer peak time-of-use rate will allow customers to take advantage of lower-cost energy during off-peak times during the summer months. Customers could reduce their electric bills by shifting their consumption from on‑peak to off‑peak times. The MPSC approved delaying implementation of the summer peak time-of-use rate to 2021, recognizing that more customers may be at home during the pandemic and may not have the same opportunities to manage peak power consumption.
In response to the COVID‑19 pandemic, Michigan’s Governor issued various executive orders requiring all non-essential businesses to close temporarily and Michigan residents to stay home during the period from March 23, 2020 to June 8, 2020. Subsequent executive orders have gradually eased restrictions and most businesses are now open at limited capacity and with safety measures in place. During the three months ended June 30, 2020, weather-normalized electric deliveries were approximately 12 percent lower than deliveries during the same period in 2019, due mainly to a decline in deliveries to commercial and industrial customers of over 20 percent. This decline, however, was offset partially by an increase of approximately ten percent in deliveries to residential customers. Consumers cannot predict the long-term impact of the COVID-19 pandemic, but anticipates a decline of over ten percent in deliveries to commercial and industrial customers for the full-year 2020 compared to 2019.
Consumers suspended shut-offs of service for non-payment and extended payment protection plans for low-income and senior customers. Consumers has experienced and anticipates it will continue to experience increased uncollectible accounts in the near term, but cannot predict the long-term impact of the pandemic on Michigan’s economy or its customers.
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
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent, with certain exceptions. At June 30, 2020, electric deliveries under the ROA program were at the ten-percent limit. Of Consumers’ 1.8 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program.

The 2016 Energy Law established a path to ensure that forward capacity is secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. The new law also authorized the MPSC to ensure that alternative electric suppliers have procured enough capacity to cover their anticipated capacity requirements for the four-year forward period. In 2017, the MPSC issued an order establishing a state reliability mechanism for Consumers. Under this mechanism, beginning June 2018, if an alternative electric supplier does not demonstrate that it has procured its capacity requirements for the four-year forward period, its customers will pay a set charge to the utility for capacity that is not provided by the alternative electric supplier. All alternative electric suppliers have demonstrated that they have procured their capacity requirements through the MISO planning year beginning June 1, 2023.
During 2017, the MPSC issued orders finding that it has statutory authority to determine and implement a local clearing requirement, which requires all electric suppliers to demonstrate that a portion of the capacity procured to serve customers during peak demand times is located in the MISO footprint in Michigan’s Lower Peninsula. In 2018, the Michigan Court of Appeals issued a decision that the MPSC does not have statutory authority to implement such a requirement for individual alternative electric suppliers. The MPSC and Consumers filed applications for leave to appeal the Court of Appeals’ decision to the Michigan Supreme Court. In April 2020, the Michigan Supreme Court issued a unanimous opinion reversing the Court of Appeals’ decision and determined that the 2016 Energy Law authorizes the MPSC to implement a local clearing requirement on individual alternative electric suppliers. The Michigan Supreme Court remanded the case to the Court of Appeals to consider a procedural challenge previously undecided by the Court of Appeals; this challenge concerns the process that the MPSC used in 2017 to consider a local clearing requirement and does not affect the substance of the MPSC’s authority to implement a local clearing requirement for future planning periods. In April 2020, ABATE filed a motion for rehearing of the Michigan Supreme Court’s decision; the Michigan Supreme Court denied ABATE’s motion in May 2020. In June 2020, the Michigan Court of Appeals issued a letter resubmitting the case for its consideration of the Michigan Supreme Court’s remand of the procedural issue.
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Note 2, Regulatory Matters.
2020 Electric Rate Case: In February 2020, Consumers filed an application with the MPSC seeking an annual rate increase of $244 million, based on a 10.5 percent authorized return on equity and a projected twelve-month period ending December 31, 2021. The filing requests authority to recover new investment in distribution system reliability and technology enhancements. In July 2020, Consumers reduced its requested annual rate increase to $230 million. Presented in the following table are the components of the revised requested increase in revenue:

In Millions
Projected Twelve-Month Period Ending December 31	2021
Components of the requested rate increase
Investment in rate base	$179
Operating and maintenance costs	97
Cost of capital	20
Sales	(30)
TCJA deferred federal income taxes amortization	(36)
Total	$230
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
Depreciation Rate Case: In July 2020, Consumers filed a depreciation case related to Ludington, requesting to increase depreciation expense, and its recovery of that expense, by $17 million annually.
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
In 2012, the EPA published emission standards for electric generating units, known as MATS, based on Section 112 of the Clean Air Act. Under MATS, all of Consumers’ existing coal‑fueled electric generating units were required to add additional controls for hazardous air pollutants. Consumers met the deadline for five coal‑fueled units and two oil/gas‑fueled units it continues to operate and retired its seven remaining coal‑fueled units. In addition, the EPA recently finalized changes to the supporting analysis used to justify MATS, but did not make any changes to the MATS regulations. These changes do not impact Consumers’ MATS compliance strategy because, if the MATS regulations were repealed, Consumers would then be required to comply with the Michigan Mercury Rule, which has similar requirements to MATS. In addition, Consumers must comply with its settlement agreement with the EPA entered into in 2014 concerning opacity and NSR, which has similar emission requirements to MATS.
In 2015, the EPA lowered the NAAQS for ozone. The 2015 ozone NAAQS made it more difficult to construct or modify power plants and other emission sources in areas of the country that have not met the 2015 ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. None of Consumers’ fossil‑fuel‑fired generating units are located in these areas. Some of Consumers’ compressor stations are located in areas impacted by the rule, but Consumers expects only minor permitting impacts if those units are modified in the future. Consumers does not expect that any litigation involving NAAQS for ozone will have a material adverse impact on its generating assets.
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
In 2019, the EPA finalized the Affordable Clean Energy rule. The rule requires individual states to evaluate coal-fueled power plants for heat‑rate improvements that could increase overall plant efficiency. The evaluations to be performed by the State of Michigan may require Consumers to make heat-rate improvements at its J.H. Campbell plant beginning in the mid‑2020s. This rule is presently being litigated. Consumers cannot evaluate the potential impact of the rule until the State of Michigan completes its evaluations.
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
Increased frequency of severe weather events, including those due to climate change, could materially impact Consumers’ facilities, energy sales, and results of operations. Consumers is unable to predict these events or their financial impact; however, Consumers evaluates the potential physical impacts of climate change on its operations, including increased storm activity, increased rainfall, and higher lake and river levels. Consumers is taking steps to mitigate these risks as appropriate.

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
Separately, Congress passed legislation in 2016 allowing participating states to develop permitting programs for CCRs under RCRA. In 2018, the Michigan Legislature adopted a permitting program, which requires the EPA’s authorization. This program should reduce costly, duplicative oversight over CCRs and provide local oversight to CCR issues unique to Michigan. In April 2020, EGLE submitted a regulatory package for Michigan’s permit program to the EPA for its review. Federal rulemaking challenges may delay EPA approval of the Michigan permitting program.
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
In 2015, the EPA released its final effluent limitation guidelines for steam electric generating plants. These guidelines, which are presently being litigated, set stringent new requirements for the discharge from electric generating units into wastewater streams. In 2017, the EPA replaced specific portions of the rule and delayed the compliance start dates for two years, but maintained the compliance end dates. Additional rulemaking began in November 2019 and has continued in 2020. Consumers does not expect any adverse changes to its environmental strategy as a result of proposed revisions to the rule.

In recent years, the EPA and the U.S. Army Corps of Engineers have proposed rules redefining “Waters of the United States,” which defines the scope of federal jurisdiction under the Clean Water Act, and other changes to the Clean Water Act regulations. For example, the EPA recently finalized a rule repealing the 2015 definition of “Waters of the United States” and, in January 2020, released a rule with its new definition. The new definition narrows the scope of federal jurisdiction and reduces the frequency of dual jurisdiction in states with authority to regulate the same waters; Michigan is one such state. Consumers does not expect adverse changes to its environmental strategy as a result of the new definition, which is presently being litigated in multiple jurisdictions.
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
Consumers does not anticipate that the COVID‑19 pandemic will have a material impact on near-term gas deliveries, but cannot predict the impact on full-year 2020 deliveries at this time. Consumers has experienced and anticipates it will continue to experience increased uncollectible accounts in the near term, but cannot predict the long-term impact of the pandemic on Michigan’s economy or its customers.
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

2019 Gas Rate Case: In December 2019, Consumers filed an application with the MPSC seeking an annual rate increase of $245 million, based on a 10.5 percent authorized return on equity and a projected twelve-month period ending September 30, 2021. The filing requests authority to recover new infrastructure investment and related costs that will allow Consumers to improve system safety and reliability. In May 2020, Consumers reduced its requested annual rate increase to $229 million. Presented in the following table are the components of the revised requested increase in revenue:

In Millions
Projected Twelve-Month Period Ending September 30	2021
Components of the requested rate increase
Investment in rate base	$117
Operating and maintenance costs	58
Cost of capital	28
Working capital	24
Sales	2
Total	$229
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
Gas Pipeline and Storage Integrity and Safety: In October 2019, PHMSA published a final rule that expands federal safety standards for gas transmission pipelines. To comply with the rule, Consumers will incur increased capital costs to install and remediate pipelines as well as increased operating and maintenance costs to expand inspections, maintenance, and monitoring of its existing pipelines. The requirements in the regulation took effect July 1, 2020, with various implementation phases over numerous years.
In February 2020, PHMSA finalized an interim rule it had published in 2016; this rule established minimum federal safety standards for underground natural gas storage facilities. To comply with the rule, Consumers incurred increased capital and operating and maintenance costs to expand inspections, maintenance, and monitoring of its underground gas storage facilities.
Although associated capital or operating and maintenance costs relating to these regulations could be material and cost recovery cannot be assured, Consumers expects to recover such costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with laws and regulations. Consumers will continue to monitor gas safety regulations and continue implementation of the American Petroleum Institute’s Recommended Practice 1173, Pipeline Safety Management Systems. This program minimizes gas system asset- and performance-related risks by ensuring that there are policies, procedures, work instructions, forms, and records in place to streamline adoption and deployment of any existing or future regulations.
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
In June 2020, CMS Enterprises purchased development rights for a solar project in Hart Township, Michigan with a potential to develop up to 100 MW of solar capacity. CMS Enterprises is presently in the process of procuring a long-term PPA after which the project will proceed to full construction.
In July 2020, CMS Enterprises purchased a 51-percent ownership interest in a 525-MW wind generation project being constructed in Coke County, Texas; the project is expected to become operational in August 2020. Of the project’s 525-MW nameplate capacity, 220 MW has been committed under a 15-year PPA and 200 MW has been committed under a 12-year PPA. Upon commercial operation of the project, a noncontrolling membership interest will be sold to BHE Renewables, LLC, a subsidiary of Berkshire Hathaway Energy Company, who will serve as the tax equity investor; earnings, tax attributes, and cash flows generated by the project will be allocated to the tax equity investor in accordance with the ratios specified in the associated limited liability company agreement, which change over time. CMS Enterprises will retain a controlling interest in the project.
The enterprises segment’s assets may be affected by environmental laws and regulations. The 2015 ozone NAAQS made it more difficult to construct or modify power plants and other emission sources in areas of the country that have not met the 2015 ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. The enterprises segment’s DIG plant located in Dearborn, Michigan is in one such area and, as a result, would be subject to additional permitting restrictions in the event of any future modifications. For additional details regarding the new ozone NAAQS, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
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
EnerBank Outlook and Uncertainties
EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing primarily unsecured, fixed-rate installment loans throughout the U.S. to finance home improvements. The carrying value of EnerBank’s loan portfolio was $2.6 billion at June 30, 2020. The 12‑month rolling average net default rate on loans held by EnerBank was 1.2 percent at June 30, 2020. For additional details regarding EnerBank’s loan portfolio, see Note 7, Notes Receivable.
EnerBank’s loan portfolio was funded primarily by certificates of deposit of $2.5 billion at June 30, 2020. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of June 30, 2020.
With its loan portfolio funded by certificates of deposit, EnerBank has not had to rely on access to the financial and capital markets in order to fund loan growth during the COVID-19 pandemic. As a result, EnerBank has experienced market share gains as new customers have transitioned from less financially stable competitors. Accordingly, EnerBank has experienced increased lending growth in recent months and expects this trend to continue during the remainder of 2020. Over the next five years, EnerBank expects lending growth to average approximately ten percent annually.

As a result of the COVID‑19 pandemic, EnerBank has instituted new payment accommodations for current customers. EnerBank cannot predict the longer-term impacts of the pandemic, but could experience slower lending growth, higher loan write-offs, and increased loan modifications.
Other Outlook and Uncertainties
Employee Separation Program: In December 2019, CMS Energy and Consumers announced a voluntary separation program for non‑union employees. For the six months ended June 30, 2020, CMS Energy and Consumers recorded an after-tax charge of $8 million related to the program, under which 140 employees accepted and were approved for early separation. As a result of the program, CMS Energy and Consumers expect to benefit from future cost savings, as employee staffing levels will be better matched to workload demand, which reflects the companies’ ongoing workforce productivity improvements.
Union Contract: The present UWUA agreement for operating, maintenance, and construction employees expired in June 2020. Consumers has suspended in-person negotiations due to the COVID‑19 pandemic; however, Consumers executed an agreement with the UWUA to reach a tentative agreement within two weeks once the in-person restrictions are lifted. This agreement provided a three-percent pay increase to operating, maintenance, and construction employees effective on June 1, 2020. Once a tentative agreement is reached, it would then need to be ratified by UWUA members.
Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business. For additional details regarding these and other legal matters, see Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2020	2019	2020	2019
Operating Revenue	$1,443	$1,445	$3,307	$3,504

Operating Expenses
Fuel for electric generation	63	119	166	261
Purchased and interchange power	362	356	719	734
Purchased power – related parties	14	16	32	34
Cost of gas sold	82	106	355	510
Maintenance and other operating expenses	351	343	666	697
Depreciation and amortization	223	216	539	514
General taxes	75	71	189	177
Total operating expenses	1,170	1,227	2,666	2,927

Operating Income	273	218	641	577

Other Income (Expense)
Interest income	1	2	2	3
Interest income – related parties	—	—	7	—
Allowance for equity funds used during construction	2	3	3	5
Income (loss) from equity method investees	(2)	2	1	1
Nonoperating retirement benefits, net	30	23	61	46
Other income	2	2	2	3
Other expense	(1)	(5)	(5)	(8)
Total other income	32	27	71	50

Interest Charges
Interest on long-term debt	121	110	237	216
Interest expense – related parties	3	3	6	3
Other interest expense	17	19	36	35
Allowance for borrowed funds used during construction	—	(1)	(1)	(2)
Total interest charges	141	131	278	252

Income Before Income Taxes	164	114	434	375
Income Tax Expense	27	20	54	68

Net Income	137	94	380	307
Income Attributable to Noncontrolling Interests	1	1	1	1

Net Income Available to Common Stockholders	$136	$93	$379	$306

Basic Earnings Per Average Common Share	$0.48	$0.33	$1.33	$1.08
Diluted Earnings Per Average Common Share	$0.48	$0.33	$1.33	$1.08
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2020	2019	2020	2019
Net Income	$137	$94	$380	$307

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $1, $-, $1, and $-	1	1	2	2
Amortization of prior service credit, net of tax of $- for all periods	(1)	—	(1)	(1)

Derivatives
Unrealized loss on derivative instruments, net of tax of $-, $(1), $(1), and $(1)	—	(2)	(4)	(3)

Other Comprehensive Loss	—	(1)	(3)	(2)

Comprehensive Income	137	93	377	305

Comprehensive Income Attributable to Noncontrolling Interests	1	1	1	1

Comprehensive Income Attributable to CMS Energy	$136	$92	$376	$304
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2020	2019
Cash Flows from Operating Activities
Net income	$380	$307
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	539	514
Deferred income taxes and investment tax credits	95	60
Pension contributions	(531)	—
Other non-cash operating activities and reconciling adjustments	20	9
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	130	190
Inventories	99	98
Accounts payable and accrued rate refunds	23	(48)
Other current and non-current assets and liabilities	41	55
Net cash provided by operating activities	796	1,185

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(946)	(973)
Increase in EnerBank notes receivable	(148)	(170)
Purchase of notes receivable by EnerBank	(15)	(220)
Cost to retire property and other investing activities	(59)	(47)
Net cash used in investing activities	(1,168)	(1,410)

Cash Flows from Financing Activities
Proceeds from issuance of debt	2,353	1,455
Retirement of debt	(392)	(1,104)
Increase in EnerBank certificates of deposit	132	371
Decrease in notes payable	(90)	(97)
Issuance of common stock, net of issuance costs	104	6
Payment of dividends on common and preferred stock	(234)	(218)
Other financing costs	(54)	(29)
Net cash provided by financing activities	1,819	384

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	1,447	159
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	157	175

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$1,604	$334

Other Non-cash Investing and Financing Activities
Non-cash transactions
Capital expenditures not paid	$167	$150
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2020	December 31 2019
Current Assets
Cash and cash equivalents	$1,587	$140
Restricted cash and cash equivalents	17	17
Accounts receivable and accrued revenue, less allowance of $33 in 2020 and $20 in 2019	737	886
Notes receivable, less allowance of $35 in 2020 and $33 in 2019	264	242
Accounts and notes receivable – related parties	20	17
Inventories at average cost
Gas in underground storage	285	399
Materials and supplies	150	140
Generating plant fuel stock	71	66
Deferred property taxes	223	305
Regulatory assets	16	33
Prepayments and other current assets	162	86
Total current assets	3,532	2,331

Plant, Property, and Equipment
Plant, property, and equipment, gross	25,911	25,390
Less accumulated depreciation and amortization	7,697	7,360
Plant, property, and equipment, net	18,214	18,030
Construction work in progress	1,222	896
Total plant, property, and equipment	19,436	18,926

Other Non-current Assets
Regulatory assets	2,485	2,489
Accounts and notes receivable, less allowance of $69 in 2020 and $- in 2019	2,353	2,281
Investments	68	71
Other	707	739
Total other non-current assets	5,613	5,580

Total Assets	$28,581	$26,837

LIABILITIES AND EQUITY
In Millions
	June 30 2020	December 31 2019
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$1,744	$1,130
Notes payable	—	90
Accounts payable	629	622
Accounts payable – related parties	6	13
Accrued rate refunds	44	35
Accrued interest	109	104
Accrued taxes	326	437
Regulatory liabilities	84	87
Other current liabilities	181	186
Total current liabilities	3,123	2,704

Non-current Liabilities
Long-term debt	13,414	11,951
Non-current portion of finance leases and other financing	67	76
Regulatory liabilities	3,809	3,742
Postretirement benefits	140	674
Asset retirement obligations	483	477
Deferred investment tax credit	118	120
Deferred income taxes	1,763	1,655
Other non-current liabilities	413	383
Total non-current liabilities	20,207	19,078

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 286.3 shares in 2020 and 283.9 shares in 2019	3	3
Other paid-in capital	5,217	5,113
Accumulated other comprehensive loss	(76)	(73)
Retained earnings (accumulated deficit)	70	(25)
Total common stockholders’ equity	5,214	5,018
Noncontrolling interests	37	37
Total equity	5,251	5,055

Total Liabilities and Equity	$28,581	$26,837
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2020	2019	2020	2019
Total Equity at Beginning of Period	$5,222	$4,895	$5,055	$4,792

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	5,207	5,087	5,113	5,088
Common stock issued	11	10	117	17
Common stock repurchased	(1)	—	(13)	(8)
At end of period	5,217	5,097	5,217	5,097

Accumulated Other Comprehensive Loss
At beginning of period	(76)	(66)	(73)	(65)
Retirement benefits liability
At beginning of period	(68)	(63)	(69)	(63)
Amortization of net actuarial loss	1	1	2	2
Amortization of prior service credit	(1)	—	(1)	(1)
At end of period	(68)	(62)	(68)	(62)
Derivative instruments
At beginning of period	(8)	(3)	(4)	(2)
Unrealized loss on derivative instruments	—	(2)	(4)	(3)
At end of period	(8)	(5)	(8)	(5)
At end of period	(76)	(67)	(76)	(67)

Retained Earnings (Accumulated Deficit)
At beginning of period	51	(166)	(25)	(271)
Cumulative effect of change in accounting principle	—	—	(51)	—
Net income attributable to CMS Energy	136	93	379	306
Dividends declared on common stock	(117)	(109)	(233)	(217)
At end of period	70	(182)	70	(182)

Noncontrolling Interests
At beginning of period	37	37	37	37
Income attributable to noncontrolling interests	1	1	1	1
Distributions and other changes in noncontrolling interests	(1)	(1)	(1)	(1)
At end of period	37	37	37	37

Total Equity at End of Period	$5,251	$4,888	$5,251	$4,888

Dividends Declared Per Common Share	$0.4075	$0.3825	$0.8150	$0.7650

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2020	2019	2020	2019
Operating Revenue	$1,330	$1,334	$3,074	$3,277

Operating Expenses
Fuel for electric generation	43	88	122	194
Purchased and interchange power	354	350	701	724
Purchased power – related parties	14	16	32	34
Cost of gas sold	80	104	350	505
Maintenance and other operating expenses	302	320	580	639
Depreciation and amortization	218	212	530	506
General taxes	73	69	184	172
Total operating expenses	1,084	1,159	2,499	2,774

Operating Income	246	175	575	503

Other Income (Expense)
Interest income	1	1	2	2
Interest and dividend income – related parties	1	1	2	2
Allowance for equity funds used during construction	2	3	3	5
Nonoperating retirement benefits, net	28	22	57	43
Other income	2	1	2	2
Other expense	(2)	(5)	(5)	(8)
Total other income	32	23	61	46

Interest Charges
Interest on long-term debt	77	68	151	137
Interest expense – related parties	3	3	6	3
Other interest expense	2	4	5	7
Allowance for borrowed funds used during construction	—	(1)	(1)	(2)
Total interest charges	82	74	161	145

Income Before Income Taxes	196	124	475	404
Income Tax Expense	36	26	80	80

Net Income	160	98	395	324
Preferred Stock Dividends	1	1	1	1

Net Income Available to Common Stockholder	$159	$97	$394	$323
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2020	2019	2020	2019
Net Income	$160	$98	$395	$324

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $-, $-, $1, and $-	—	1	—	1

Other Comprehensive Income	—	1	—	1

Comprehensive Income	$160	$99	$395	$325
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2020	2019
Cash Flows from Operating Activities
Net income	$395	$324
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	530	506
Deferred income taxes and investment tax credits	67	41
Pension contributions	(518)	—
Other non-cash operating activities and reconciling adjustments	(4)	4
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	158	187
Inventories	99	96
Accounts payable and accrued rate refunds	18	(41)
Other current and non-current assets and liabilities	36	(7)
Net cash provided by operating activities	781	1,110

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(936)	(963)
Cost to retire property and other investing activities	(57)	(63)
Net cash used in investing activities	(993)	(1,026)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,528	297
Retirement of debt	(363)	(528)
Decrease in notes payable	(90)	(97)
Stockholder contribution	650	675
Payment of dividends on common and preferred stock	(277)	(273)
Other financing costs	(35)	(2)
Net cash provided by financing activities	1,413	72

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	1,201	156
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	28	56

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$1,229	$212

Other Non-cash Investing and Financing Activities
Non-cash transactions
Capital expenditures not paid	$157	$138
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2020	December 31 2019
Current Assets
Cash and cash equivalents	$1,215	$11
Restricted cash and cash equivalents	14	17
Accounts receivable and accrued revenue, less allowance of $33 in 2020 and $20 in 2019	653	827
Accounts and notes receivable – related parties	8	9
Inventories at average cost
Gas in underground storage	285	399
Materials and supplies	145	135
Generating plant fuel stock	68	63
Deferred property taxes	223	305
Regulatory assets	16	33
Prepayments and other current assets	143	73
Total current assets	2,770	1,872

Plant, Property, and Equipment
Plant, property, and equipment, gross	25,468	24,963
Less accumulated depreciation and amortization	7,600	7,272
Plant, property, and equipment, net	17,868	17,691
Construction work in progress	1,211	879
Total plant, property, and equipment	19,079	18,570

Other Non-current Assets
Regulatory assets	2,485	2,489
Accounts receivable	26	29
Accounts and notes receivable – related parties	101	102
Other	599	637
Total other non-current assets	3,211	3,257

Total Assets	$25,060	$23,699

LIABILITIES AND EQUITY
In Millions
	June 30 2020	December 31 2019
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$556	$221
Notes payable	—	90
Accounts payable	595	593
Accounts payable – related parties	13	20
Accrued rate refunds	44	35
Accrued interest	70	67
Accrued taxes	341	481
Regulatory liabilities	84	87
Other current liabilities	117	118
Total current liabilities	1,820	1,712

Non-current Liabilities
Long-term debt	7,867	7,048
Non-current portion of finance leases and other financing	67	76
Regulatory liabilities	3,809	3,742
Postretirement benefits	102	622
Asset retirement obligations	480	474
Deferred investment tax credit	118	120
Deferred income taxes	1,958	1,864
Other non-current liabilities	334	304
Total non-current liabilities	14,735	14,250

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	6,024	5,374
Accumulated other comprehensive loss	(28)	(28)
Retained earnings	1,631	1,513
Total common stockholder’s equity	8,468	7,700
Cumulative preferred stock, $4.50 series	37	37
Total equity	8,505	7,737

Total Liabilities and Equity	$25,060	$23,699
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2020	2019	2020	2019
Total Equity at Beginning of Period	$8,103	$7,324	$7,737	$6,920

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	5,724	5,049	5,374	4,699
Stockholder contribution	300	325	650	675
At end of period	6,024	5,374	6,024	5,374

Accumulated Other Comprehensive Loss
At beginning of period	(28)	(21)	(28)	(21)
Retirement benefits liability
At beginning of period	(28)	(21)	(28)	(21)
Amortization of net actuarial loss	—	1	—	1
At end of period	(28)	(20)	(28)	(20)
At end of period	(28)	(20)	(28)	(20)

Retained Earnings
At beginning of period	1,529	1,418	1,513	1,364
Net income	160	98	395	324
Dividends declared on common stock	(57)	(100)	(276)	(272)
Dividends declared on preferred stock	(1)	(1)	(1)	(1)
At end of period	1,631	1,415	1,631	1,415

Preferred Stock
At beginning and end of period	37	37	37	37

Total Equity at End of Period	$8,505	$7,647	$8,505	$7,647
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
The standard required an increase to the allowance for loan losses at EnerBank. Prior to the standard, the allowance reflected expected credit losses over a 12‑month period, but the new guidance requires the allowance to reflect expected credit losses over the entire life of the loans. As a result, CMS Energy recorded a $65 million increase to its expected credit loss reserves on January 1, 2020, with the offsetting adjustment recorded to retained earnings, net of taxes of $14 million. The standard also requires an increase in the initial provision for loan losses recognized in net income for new loans originated in 2020 and beyond. The adoption of this standard resulted in a $9 million reduction to CMS Energy’s income before income taxes for the six months ended June 30, 2020. For further information on EnerBank’s loans and the related allowance for loan losses, see Note 7, Notes Receivable. At Consumers, the standard applies to the allowance for uncollectible accounts, but did not result in any significant changes to the allowance methodology and did not have a material impact on Consumers’ consolidated financial statements.
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
COVID‑19 Costs Accounting Deferral: In April 2020, the MPSC issued an order authorizing Consumers to defer uncollectible accounts expense incurred beginning March 24, 2020 that are in excess of the amount used to set existing rates. At June 30, 2020, Consumers recorded $9 million of incremental uncollectible accounts expense as a non‑current regulatory asset. The order also requested that interested parties submit comments by the end of April 2020 regarding utility accounting for COVID‑19-related expenses and COVID‑19-related impacts to regulatory activities. In July 2020, the MPSC issued an order denying deferred accounting treatment for any additional cost categories beyond uncollectible accounts expense.
Voluntary Transmission Asset Sale Gain Share: In September 2019, Consumers completed a sale of a portion of its electric utility’s substation transmission equipment to METC. In December 2019, Consumers filed an application with the MPSC requesting approval to share voluntarily half of the gain from the sale with customers; this application was approved by the MPSC in April 2020. As a result, Consumers deferred $17 million of the gain as a regulatory liability in 2019 and will share that gain with customers through an offset to additional spending in 2020 or through a bill credit to customers in 2021. During June 2020, Consumers recognized a portion of the deferred gain as an offset to storm costs that exceeded those currently recovered through rates. At June 30, 2020, Consumers had a remaining current regulatory liability of $15 million.
Energy Waste Reduction Plan Incentive: Consumers filed its 2019 waste reduction reconciliation in June 2020, requesting the MPSC’s approval to collect from customers the maximum performance incentive of $34 million for exceeding its statutory savings targets in 2019. Consumers recognized incentive revenue under this program of $34 million in 2019.
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
CMS Energy Contingencies
Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, were named as defendants in four class action lawsuits and one individual lawsuit arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations include price‑fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Kansas, Missouri, and Wisconsin. In 2016, CMS Energy entities reached a settlement with the plaintiffs in the Kansas and Missouri class action cases for an amount that was not material to CMS Energy. In 2017, the federal district court approved the settlement. Plaintiffs are making claims for treble damages, full consideration damages, exemplary damages, costs, interest, and/or attorneys’ fees.
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
In 2016, the federal district court granted the defendants’ motion for summary judgment in the individual lawsuit filed in Kansas based on a release in a prior settlement involving similar allegations; the order of summary judgment was subsequently appealed. In 2018, the U.S. Court of Appeals for the Ninth Circuit reversed the lower court’s ruling and remanded the case back to the federal district court.
In 2017, the federal district court denied plaintiffs’ motion for class certification in the two pending class action cases in Wisconsin. The plaintiffs appealed that decision to the U.S. Court of Appeals for the Ninth Circuit and in 2018, the Ninth Circuit Court of Appeals reversed and remanded the matter back to the federal district court for further consideration.
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
At June 30, 2020, CMS Energy had a recorded liability of $45 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $56 million. CMS Energy expects to pay the following amounts for long‑term leachate disposal and operating and maintenance costs during the remainder of 2020 and in each of the next five years:

In Millions
	2020	2021	2022	2023	2024	2025
CMS Energy
Long‑term leachate disposal and operating and maintenance costs	$3	$4	$4	$4	$4	$4

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At June 30, 2020, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.

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
Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At June 30, 2020, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
In January 2019, an arbitration panel issued an order concluding that the MCV Partnership is not entitled to any damages associated with its claim against Consumers related to the Clean Air Act; the majority of the MCV Partnership’s claim, which estimated damages and interest in excess of $270 million, was related to this dismissed claim. In April 2020, the MCV Partnership and Consumers signed a term sheet outlining a settlement in principle of all outstanding disputes between the parties. The settlement and associated agreements will require MPSC approval. Once those are approved, the parties will dismiss this matter with prejudice. If settlement is not approved, the arbitration panel will issue an order. Consumers believes that the MCV Partnership’s claims are without merit, but cannot predict the financial impact or outcome of the matter.

Underwater Cables in Straits of Mackinac: Consumers owns certain underwater electric cables in the Straits of Mackinac, which were de‑energized and retired in 1990. Consumers was notified that some of these cables were damaged as a result of vessel activity in 2018. Following the notification, Consumers located, inspected, sampled, capped, and returned the damaged retired cables to their original location on the lake bottom, and did not find any substantive evidence of environmental contamination. After collaborating with the State of Michigan, local Native American tribes, and other stakeholders, Consumers submitted a permit application and removal work plan with EGLE and the U.S. Army Corps of Engineers in December 2019 for partial removal of all Consumers-owned cables. In March 2020, EGLE issued a permit for the removal work and, as a result, Consumers recorded an ARO liability of $5 million for the cost to remove partially its cables. Removal work is expected to be complete in August 2020. Consumers recovers the cost of recorded AROs through MPSC-approved depreciation rates.
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
At June 30, 2020, Consumers had a recorded liability of $63 million for its remaining obligations for these sites. This amount represents the present value of long‑term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $67 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2020 and in each of the next five years:

In Millions
	2020	2021	2022	2023	2024	2025
Consumers
Remediation and other response activity costs	$7	$8	$20	$11	$2	$2

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP‑related remediation costs and recovers them from its customers over a ten‑year period. At June 30, 2020, Consumers had a regulatory asset of $126 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At June 30, 2020, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
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
As a result of the fire and the resulting curtailment, Consumers could be subject to disallowances of gas purchased and costs associated with the repairs to the Ray Compressor Station. Consumers’ incremental cost of gas purchased during the incident was $7 million. Additionally, at June 30, 2020, Consumers had incurred capital expenditures of $12 million to restore the compressor station.
In May 2020, the MPSC approved an administrative settlement agreement between Consumers and the MPSC Staff, which resulted in a $10,000 civil penalty in connection with the fire. Consumers may also be subject to various claims from impacted customers and claims for damages. At this time, Consumers cannot predict the outcome of these matters or other gas-related incidents and a reasonable estimate of a total loss cannot be made, but they could have a material adverse effect on Consumers’ results of operations, financial condition, or liquidity, and could subject Consumers’ gas utility to increased regulatory scrutiny.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at June 30, 2020:

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
4:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long‑term debt issuances during the six months ended June 30, 2020:

	Principal (In Millions)	Interest Rate	Issuance Date	Maturity Date
CMS Energy, parent only
Term loan facility¹	$300	variable	February	February 2021
Junior subordinated notes²	500	4.750%	May	June 2050
Total CMS Energy, parent only	$800
Consumers
Term loan facility³	$300	variable	January	January 2021
First mortgage bonds	575	3.500%	March	August 2051
First mortgage bonds	525	2.500%	May	May 2060
First mortgage bonds[4]	134	variable	May	May 2070
Total Consumers	$1,534
Total CMS Energy	$2,334

[1]	At June 30, 2020, the interest rate on the balance of this term loan facility was 1.572 percent, based on an interest rate of six‑month LIBOR plus 0.500 percent.

[2]
These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness. On June 1, 2030, and every five years thereafter, the notes will reset to an interest rate equal to the five-year treasury rate plus 4.116 percent.

[3]	At June 30, 2020, the interest rate on the balance of this term loan facility was 0.556 percent, based on an interest rate of one‑week LIBOR plus 0.450 percent.

[4]	The variable rate bonds bear interest quarterly at a rate of three-month LIBOR minus 0.300 percent (0.077 percent at June 30, 2020).

Presented in the following table is a summary of major long‑term debt retirements during the six months ended June 30, 2020:

	Principal (In Millions)	Interest Rate	Retirement Date	Maturity Date
Consumers
First mortgage bonds	$100	3.770%	April	October 2020
First mortgage bonds	250	5.300%	June	September 2022
Total Consumers	$350
Total CMS Energy	$350

In July 2020, Consumers purchased, in lieu of redemption, $35 million of variable-rate tax-exempt revenue bonds due April 2035.
Revolving Credit Facilities: The following revolving credit facilities with banks were available at June 30, 2020:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2023	$550	$—	$5	$545
CMS Enterprises, including subsidiaries
September 30, 2025¹	$18	$—	$8	$10
Consumers²
June 5, 2023	$850	$—	$7	$843
November 19, 2021	250	—	1	249
April 18, 2022	30	—	30	—

[1]	Under this facility, $8 million is available solely for the purpose of issuing letters of credit. Obligations under this facility are secured by the collateral accounts with the lending bank.

[2]	Obligations under these facilities are secured by first mortgage bonds of Consumers.
Short‑term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2020, there were no commercial paper notes outstanding under this program.
Dividend Restrictions: At June 30, 2020, payment of dividends by CMS Energy on its common stock was limited to $5.2 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at June 30, 2020, Consumers had $1.6 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
For the six months ended June 30, 2020, Consumers paid $276 million in dividends on its common stock to CMS Energy.
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
At June 30, 2020, CMS Energy’s remaining forward sales contracts under this program had an aggregate sales price of $150 million. Presented in the following table are details of these contracts:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	June 30, 2020
November 20, 2018	March 31, 2021	777,899	$50.91	$49.32
February 21, 2019	March 31, 2021	2,083,340	52.27	50.88

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
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle the contracts as of June 30, 2020, CMS Energy would have been required to deliver 390,008 shares.
In April 2020, CMS Energy entered into a new equity offering program under which it may sell, from time to time, shares of CMS Energy common stock having an aggregate sales price of up to $500 million. Like the 2018 equity offering program, CMS Energy may sell its common stock in privately negotiated transactions, in “at the market” offerings, through forward sales transactions or otherwise. There have been no sales of securities under this program.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

In Millions
	CMS Energy, including Consumers		Consumers
	June 30 2020	December 31 2019	June 30 2020	December 31 2019
Assets¹
Cash equivalents	$100	$—	$100	$—
Restricted cash and cash equivalents	17	17	14	17
CMS Energy common stock	—	—	1	1
Nonqualified deferred compensation plan assets	19	18	15	14
Derivative instruments	3	1	3	1
Total	$139	$36	$133	$33
Liabilities¹
Nonqualified deferred compensation plan liabilities	$19	$18	$15	$14
Derivative instruments	21	8	1	—
Total	$40	$26	$16	$14

[1]	All assets and liabilities were classified as Level 1 with the exception of derivative contracts, which were classified as Level 2 or Level 3.
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
A subsidiary of CMS Enterprises uses floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with future interest payments on certain long‑term variable-rate debt. The interest rate swaps are accounted for as cash flow hedges of the future variability of interest payments on debt with a notional amount of $88 million at June 30, 2020. Gains or losses on these swaps are initially reported in other comprehensive income (loss) and then, as interest payments are made on the hedged debt, are recognized in earnings within other interest expense on CMS Energy’s consolidated statements of income. The amount of losses recorded in other comprehensive loss was less than $1 million for the three months ended June 30, 2020 and $3 million for the three months ended June 30, 2019. The amount of losses recorded in other comprehensive loss was $5 million for the six months ended June 30, 2020 and $4 million for the six months ended June 30, 2019. There were no material impacts on other interest expense associated with these swaps during the periods presented. The fair value of these swaps recorded in other liabilities on CMS Energy’s consolidated balance sheets totaled $10 million at June 30, 2020 and $5 million at December 31, 2019. CMS Energy also has other interest rate swaps that economically hedge interest rate risk on debt, but that do not qualify for cash flow hedge accounting; the amounts associated with these swaps were not material for the three and six months ended June 30, 2020 and 2019.
EnerBank uses fixed-to-floating interest rate swaps to manage interest rate risk exposure associated with changes in the fair value of certain long‑term fixed-rate loans. The interest rate swaps qualify as fair value hedges of long‑term, fixed-rate notes receivable with a notional amount of $134 million at June 30, 2020. The fair value of these interest rate swaps recorded in other liabilities was $7 million at June 30, 2020 and $1 million at December 31, 2019. CMS Energy is adjusting the carrying value of the hedged notes receivable for the change in their fair value due to the hedged risk. Both gains and losses on the swaps and the changes to the carrying value of the hedged notes receivable are recorded within operating revenue on CMS Energy’s consolidated statements of income. The net impact of these hedges on operating revenue was not material for the three and six months ended June 30, 2020 and 2019.
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

In Millions
	June 30, 2020					December 31, 2019
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$19	$19	$—	$—	$19	$20	$20	$—	$—	$20
Notes receivable[2]	2,597	2,896	—	—	2,896	2,500	2,652	—	—	2,652
Securities held to maturity	29	29	—	29	—	26	26	—	26	—
Liabilities
Long-term debt[3]	15,139	17,154	1,150	14,290	1,714	13,062	14,185	1,197	11,048	1,940
Long-term payables[4]	31	32	—	—	32	30	32	—	—	32
Consumers
Assets
Long-term receivables[1]	$19	$19	$—	$—	$19	$20	$20	$—	$—	$20
Notes receivable – related party[5]	103	103	—	—	103	103	103	—	—	103
Liabilities
Long-term debt[6]	8,404	9,912	—	8,198	1,714	7,250	8,010	—	6,070	1,940

[1]	Includes current portion of long-term accounts receivable of $12 million at June 30, 2020 and $13 million at December 31, 2019.

[2]	Includes current portion of notes receivable of $264 million at June 30, 2020 and $242 million at December 31, 2019. For further details, see Note 7, Notes Receivable.

[3]	Includes current portion of long‑term debt of $1.7 billion at June 30, 2020 and $1.1 billion at December 31, 2019.

[4]	Includes current portion of long‑term payables of $6 million at June 30, 2020 and $1 million at December 31, 2019.

[5]	Includes current portion of notes receivable – related party of $7 million at June 30, 2020 and December 31, 2019. For further details, see Note 7, Notes Receivable.

[6]	Includes current portion of long‑term debt of $537 million at June 30, 2020 and $202 million at December 31, 2019.
The effects of third‑party credit enhancements were excluded from the fair value measurements of long‑term debt. The principal amount of CMS Energy’s long‑term debt supported by third‑party credit enhancements was $35 million at June 30, 2020 and December 31, 2019. The entirety of these amounts was at Consumers.
Debt securities classified as held to maturity consisted primarily of mortgage‑backed securities and Utah Housing Corporation bonds held by EnerBank. Presented in the following table are these investment securities:

In Millions
	June 30, 2020				December 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMS Energy
Debt securities	$29	$—	$—	$29	$26	$—	$—	$26

7:    Notes Receivable
Presented in the following table are details of CMS Energy’s and Consumers’ current and non‑current notes receivable:

In Millions
	June 30, 2020	December 31, 2019
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$264	$242
Non‑current
EnerBank notes receivable, net of allowance for loan losses	2,333	2,258
Total notes receivable	$2,597	$2,500
Consumers
Current
DB SERP note receivable – related party	$7	$7
Non‑current
DB SERP note receivable – related party	96	96
Total notes receivable	$103	$103

EnerBank Notes Receivable
EnerBank notes receivable are primarily unsecured, fixed-rate installment loans provided throughout the U.S. to finance home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses. Authorized contractors pay fees to EnerBank to provide borrowers with same‑as‑cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $131 million at June 30, 2020 and $134 million at December 31, 2019.
During the six months ended June 30, 2020, EnerBank purchased a portfolio of secured and unsecured consumer installment loans with a principal value of $17 million.
EnerBank utilizes FICO scores as a key credit quality indicator when underwriting new loans and in assessing the credit exposures in its loan portfolio. The score is determined at the time of a borrower’s application and is generally not updated since the average duration of loans is about two years. At June 30, 2020, 85 percent of EnerBank’s loans had a FICO score rating between good and excellent. At June 30, 2020, 97 percent of EnerBank’s loan portfolio was originated within the past five years.
The allowance for loan losses at June 30, 2020 reflects expected credit losses over the entire lifetime of the loan portfolio. EnerBank estimates the allowance by using the “weighted-average remaining maturity” methodology for their term loans, and the “probability of default and loss given default” methodology for their same-as-cash loans. These methodologies consider historical loan loss experience, prepayment expectations, and credit quality indicators. EnerBank considers current and projected economic conditions, and other reasonable and supportable forecast information to determine if adjustments to the allowance are necessary. The allowance is increased by the provision for loan losses and decreased by loan charge‑offs net of recoveries. Loan losses are charged against the allowance when the loss is confirmed, but no later than the point at which a loan becomes 120 days past due. Presented in the following table are the changes in the allowance for loan losses:

In Millions
June 30, 2020	Three Months Ended	Six Months Ended
Balance at beginning of period	$99	$33
Effects of new accounting standard¹	—	62
Provisions for loan losses	13	26
Charge-offs	(9)	(20)
Recoveries	1	3
Balance at end of period	$104	$104

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

Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent loans was $23 million at June 30, 2020 and $33 million at December 31, 2019. At June 30, 2020 and December 31, 2019, EnerBank’s loans that had been modified as troubled debt restructurings were immaterial.
As a result of the COVID‑19 pandemic, EnerBank has instituted new payment accommodations for current customers. At June 30, 2020, EnerBank had not experienced increased delinquent loans, charge-offs, or increased loan modifications due to the COVID‑19 pandemic. EnerBank did not make any material adjustments to their allowance for loan losses at June 30, 2020 due to the COVID‑19 pandemic. EnerBank cannot predict the longer-term impacts of the pandemic, but could experience slower lending growth, higher loan write-offs, and increased loan modifications.

EnerBank issues loan commitments to meet customer-financing needs. These commitments are agreements to provide credit as long as certain conditions are met and expire after 120 days. EnerBank uses the same credit policies in making these commitments as it uses for loans. EnerBank had $513 million of off-balance-sheet unfunded loan commitments at June 30, 2020, and had recorded a liability of $9 million for expected credit losses on those commitments.
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
Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
June 30	2020	2019	2020	2019	2020	2019	2020	2019
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$13	$10	$25	$20	$4	$3	$8	$7
Interest cost	20	24	41	49	9	10	17	20
Expected return on plan assets	(48)	(41)	(96)	(81)	(25)	(22)	(50)	(44)
Amortization of:
Net loss	22	12	44	24	3	6	7	13
Prior service cost (credit)	1	1	1	1	(14)	(15)	(28)	(31)
Net periodic cost (credit)	$8	$6	$15	$13	$(23)	$(18)	$(46)	$(35)
Consumers
Net periodic cost (credit)
Service cost	$12	$10	$24	$20	$4	$4	$8	$7
Interest cost	19	23	39	46	8	10	16	20
Expected return on plan assets	(46)	(38)	(91)	(76)	(24)	(20)	(47)	(41)
Amortization of:
Net loss	21	11	42	23	3	6	7	13
Prior service cost (credit)	1	1	1	1	(13)	(16)	(27)	(31)
Net periodic cost (credit)	$7	$7	$15	$14	$(22)	$(16)	$(43)	$(32)
Contributions: In January 2020, CMS Energy, including Consumers, contributed $531 million and Consumers contributed $518 million to the DB Pension Plans.

9:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Six Months Ended June 30	2020	2019
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.6	5.4
TCJA excess deferred taxes¹	(4.0)	(3.5)
Production tax credits	(2.8)	(2.5)
Research and development tax credits, net²	(2.2)	(0.2)
Alternative minimum tax sequestration³	(2.1)	—
Accelerated flow-through of regulatory tax benefits[4]	(1.5)	(1.5)
Other, net	(0.6)	(0.6)
Effective tax rate	12.4%	18.1%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.0	5.7
TCJA excess deferred taxes¹	(3.6)	(3.2)
Research and development tax credits, net²	(1.9)	(0.2)
Production tax credits	(1.6)	(1.3)
Accelerated flow-through of regulatory tax benefits[4]	(1.6)	(1.8)
Other, net	(0.5)	(0.4)
Effective tax rate	16.8%	19.8%

[1]
In December 2017, Consumers remeasured its deferred tax assets and liabilities at the new federal tax rate enacted by the TCJA and recorded a net $1.6 billion regulatory liability. As a result of an order received in September 2019, Consumers began refunding these excess deferred taxes to customers.

[2]
In March 2020, CMS Energy finalized a study of research and development tax credits for tax years 2012 through 2018. As a result, for the six months ended June 30, 2020, CMS Energy, including Consumers, recognized a $9 million increase in the credit, net of reserves for uncertain tax positions. Of this amount, $8 million was recognized at Consumers.

[3]
In January 2020, the IRS issued a decision restoring alternative minimum tax credit refunds sequestered in years prior to 2018. As a result, for the six months ended June 30, 2020, CMS Energy recognized a $9 million income tax benefit for sequestered amounts related to its 2017 tax return. CMS Energy received the refund in April 2020.

[4]
In 2013, the MPSC issued an order authorizing Consumers to accelerate the flow‑through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993. Consumers implemented this regulatory treatment beginning in 2014, with the electric portion ending in 2018 and the gas portion continuing through 2025. This change, which also accelerates Consumers’ recognition of the income tax benefits, reduced Consumers’ income tax expense by $7 million for the six months ended June 30, 2020 and by $7 million for the six months ended June 30, 2019.

10:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2020	2019	2020	2019
Income available to common stockholders
Net income	$137	$94	$380	$307
Less income attributable to noncontrolling interests	1	1	1	1
Net income available to common stockholders – basic and diluted	$136	$93	$379	$306
Average common shares outstanding
Weighted-average shares – basic	285.5	282.9	284.4	282.9
Add dilutive nonvested stock awards	0.6	0.6	0.7	0.6
Add dilutive forward equity sale contracts	0.4	0.5	0.7	0.3
Weighted-average shares – diluted	286.5	284.0	285.8	283.8
Net income per average common share available to common stockholders
Basic	$0.48	$0.33	$1.33	$1.08
Diluted	0.48	0.33	1.33	1.08

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
Forward Equity Sale Contracts
CMS Energy has entered into forward equity sale contracts. These forward equity sale contracts are non‑participating securities. While the forward sale price in the forward equity sale contract is decreased on certain dates by certain predetermined amounts to reflect expected dividend payments, these price adjustments were set upon inception of the agreement and the forward contract does not give the owner the right to participate in undistributed earnings. Accordingly, the forward equity sale contracts were included in the computation of diluted EPS, but not in the computation of basic EPS. For further details on the forward equity sale contracts, see Note 4, Financings and Capitalization.

11:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended June 30, 2020	Electric Utility	Gas Utility	Enterprises¹	EnerBank	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,020	$306	$—	$—	$1,326
Other	—	—	17	—	17
Revenue recognized from contracts with customers	$1,020	$306	$17	$—	$1,343
Leasing income	—	—	35	—	35
Financing income	2	2	—	61	65
Total operating revenue – CMS Energy	$1,022	$308	$52	$61	$1,443
Consumers
Consumers utility revenue
Residential	$507	$206			$713
Commercial	341	51			392
Industrial	126	7			133
Other	46	42			88
Revenue recognized from contracts with customers	$1,020	$306			$1,326
Financing income	2	2			4
Total operating revenue – Consumers	$1,022	$308			$1,330

[1]
Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $21 million for the three months ended June 30, 2020.

In Millions
Three Months Ended June 30, 2019	Electric Utility	Gas Utility	Enterprises¹	EnerBank	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,026	$305	$—	$—	$1,331
Other	—	—	16	—	16
Revenue recognized from contracts with customers	$1,026	$305	$16	$—	$1,347
Leasing income	—	—	42	—	42
Financing income	1	2	—	53	56
Total operating revenue – CMS Energy	$1,027	$307	$58	$53	$1,445
Consumers
Consumers utility revenue
Residential	$423	$198			$621
Commercial	362	58			420
Industrial	174	8			182
Other	67	41			108
Revenue recognized from contracts with customers	$1,026	$305			$1,331
Financing income	1	2			3
Total operating revenue – Consumers	$1,027	$307			$1,334

[1]
Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $29 million for the three months ended June 30, 2019.

In Millions
Six Months Ended June 30, 2020	Electric Utility	Gas Utility	Enterprises¹	EnerBank	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$2,045	$1,020	$—	$—	$3,065
Other	—	—	36	—	36
Revenue recognized from contracts with customers	$2,045	$1,020	$36	$—	$3,101
Leasing income	—	—	74	—	74
Financing income	5	4	—	123	132
Total operating revenue – CMS Energy	$2,050	$1,024	$110	$123	$3,307
Consumers
Consumers utility revenue
Residential	$988	$699			$1,687
Commercial	680	200			880
Industrial	266	27			293
Other	111	94			205
Revenue recognized from contracts with customers	$2,045	$1,020			$3,065
Financing income	5	4			9
Total operating revenue – Consumers	$2,050	$1,024			$3,074

[1]
Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $46 million for the six months ended June 30, 2020.

In Millions
Six Months Ended June 30, 2019	Electric Utility	Gas Utility	Enterprises¹	EnerBank	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$2,126	$1,143	$—	$—	$3,269
Other	—	—	35	—	35
Revenue recognized from contracts with customers	$2,126	$1,143	$35	$—	$3,304
Leasing income	—	—	90	—	90
Financing income	4	4	—	102	110
Total operating revenue – CMS Energy	$2,130	$1,147	$125	$102	$3,504
Consumers
Consumers utility revenue
Residential	$946	$787			$1,733
Commercial	713	232			945
Industrial	336	33			369
Other	131	91			222
Revenue recognized from contracts with customers	$2,126	$1,143			$3,269
Financing income	4	4			8
Total operating revenue – Consumers	$2,130	$1,147			$3,277

[1]
Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $63 million for the six months ended June 30, 2019.

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
CMS Energy and Consumers recorded uncollectible accounts expense of $8 million for the three months ended June 30, 2020 and $6 million for the three months ended June 30, 2019. CMS Energy and Consumers recorded uncollectible accounts expense of $13 million for the six months ended June 30, 2020 and $12 million for the six months ended June 30, 2019. At June 30, 2020, Consumers deferred $9 million of incremental uncollectible accounts expense as a non‑current regulatory asset. For additional information see Note 2, Regulatory Matters.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month‑end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets, were $326 million at June 30, 2020 and $426 million at December 31, 2019.
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

12:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
	June 30, 2020	December 31, 2019
CMS Energy, including Consumers
Cash and cash equivalents	$1,587	$140
Restricted cash and cash equivalents	17	17
Cash and cash equivalents, including restricted amounts	$1,604	$157
Consumers
Cash and cash equivalents	$1,215	$11
Restricted cash and cash equivalents	14	17
Cash and cash equivalents, including restricted amounts	$1,229	$28

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

•	EnerBank, a Utah state-chartered, FDIC-insured industrial bank providing primarily unsecured, fixed-rate installment loans throughout the U.S. to finance home improvements
CMS Energy presents corporate interest and other expenses and Consumers’ other consolidated entities within other reconciling items.

Consumers
The segments reported for Consumers are:

•	electric utility, consisting of regulated activities associated with the generation, purchase, transmission, distribution, and sale of electricity in Michigan

•	gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
Consumers’ other consolidated entities are presented within other reconciling items.
Presented in the following tables is financial information by segment:

In Millions
	Three Months Ended		Six Months Ended
June 30	2020	2019	2020	2019
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,022	$1,027	$2,050	$2,130
Gas utility	308	307	1,024	1,147
Enterprises	52	58	110	125
EnerBank	61	53	123	102
Total operating revenue – CMS Energy	$1,443	$1,445	$3,307	$3,504
Consumers
Operating revenue
Electric utility	$1,022	$1,027	$2,050	$2,130
Gas utility	308	307	1,024	1,147
Total operating revenue – Consumers	$1,330	$1,334	$3,074	$3,277
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$119	$90	$237	$195
Gas utility	41	8	158	129
Enterprises¹	1	16	21	23
EnerBank¹	8	10	22	21
Other reconciling items¹	(33)	(31)	(59)	(62)
Total net income available to common stockholders – CMS Energy	$136	$93	$379	$306
Consumers
Net income (loss) available to common stockholder
Electric utility	$119	$90	$237	$195
Gas utility	41	8	158	129
Other reconciling items	(1)	(1)	(1)	(1)
Total net income available to common stockholder – Consumers	$159	$97	$394	$323

[1]	Prior period amounts have been reclassified to reflect changes in segment reporting.

In Millions
	June 30, 2020	December 31, 2019
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility¹	$16,447	$16,158
Gas utility¹	9,001	8,785
Enterprises	408	405
EnerBank	35	22
Other reconciling items	20	20
Total plant, property, and equipment, gross – CMS Energy	$25,911	$25,390
Consumers
Plant, property, and equipment, gross
Electric utility¹	$16,447	$16,158
Gas utility¹	9,001	8,785
Other reconciling items	20	20
Total plant, property, and equipment, gross – Consumers	$25,468	$24,963
CMS Energy, including Consumers
Total assets
Electric utility¹	$15,925	$14,911
Gas utility¹	9,006	8,659
Enterprises	542	527
EnerBank	2,799	2,692
Other reconciling items	309	48
Total assets – CMS Energy	$28,581	$26,837
Consumers
Total assets
Electric utility¹	$15,987	$14,973
Gas utility¹	9,052	8,706
Other reconciling items	21	20
Total assets – Consumers	$25,060	$23,699

[1]	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

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
As of June 30, 2020, the cumulative cost incurred and charged to expense related to this program was $11 million; an amount of $1 million has been capitalized as a cost of plant, property, and equipment. Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
June 30, 2020	Six Months Ended
Retention benefit liability at beginning of period	$4
Costs incurred and charged to maintenance and other operating expenses¹	7
Costs incurred and capitalized	1
Retention benefit liability at the end of the period²	$12

[1]	Includes $3 million for the three months ended June 30, 2020.

[2]	Includes current portion of other liabilities of $5 million.
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
Item 1A.    Risk Factors
The following Risk Factor is in addition to our Risk Factors included in Part I—Item 1A. Risk Factors in the 2019 Form 10‑K. Actual results in future periods for CMS Energy and Consumers could differ materially from historical results and the forward-looking statements contained in this report. Factors that might cause or contribute to these differences include those discussed in the following sections and in Part I—Item 1A. Risk Factors in the 2019 Form 10‑K. CMS Energy’s and Consumers’ businesses are influenced by many factors that are difficult to predict, that involve uncertainties that may materially affect results, and that are often beyond their control. Additional risks and uncertainties not presently known or that management believes to be immaterial may also adversely affect CMS Energy or Consumers. The Risk Factor, as well as the other information included in this report and in other documents filed with the SEC, should be considered carefully before making an investment in securities of CMS Energy or Consumers. Risk factors of Consumers are also risk factors of CMS Energy.
The COVID‑19 pandemic could materially and adversely affect each of CMS Energy’s and Consumers’ business, results of operations, financial condition, capital investment program, liquidity, and cash flows.
The COVID‑19 pandemic has had widespread impacts on people, businesses, economies, and financial markets globally, in the U.S., and in markets where CMS Energy and Consumers conduct business. Future impacts of the pandemic could include a prolonged reduction in economic activity, extended disruption to supply chains and operations, and reduced availability of labor and productivity. CMS Energy and Consumers provide essential services, which means that CMS Energy and Consumers must keep employees, who operate facilities or interact with customers, safe and minimize unnecessary risk of exposure to COVID‑19. CMS Energy and Consumers have taken extra precautions in an effort to protect the health of employees working in the field and in CMS Energy’s and Consumers’ facilities. CMS Energy and Consumers have also implemented work-from-home policies where possible. Consumers suspended shut-offs of service for non-payment and extended payment protection plans for low-income and senior customers. This is a continually evolving situation; CMS Energy and Consumers will continue to monitor developments and will take additional necessary precautions in order to keep employees, customers, contractors, and communities safe.
The ultimate impact of the COVID‑19 pandemic depends on factors beyond CMS Energy’s and Consumers’ knowledge or control. In the near term, Consumers has experienced a decline in electric deliveries to commercial and industrial customers and increased uncollectible accounts. Over the long term, the pandemic could have numerous and significant adverse effects on CMS Energy and Consumers, including but not limited to adverse effects on their business, operations, sales, uncollectible accounts, capital expenditures, energy efficiency programs, pension expenses, and PSCR and GCR costs. The companies’ business and operations could also be adversely affected by an inability to obtain necessary approvals or authorizations from the MPSC, FERC, courts, or other governmental authorities in a timely manner and by the nature of any emergency or other actions taken by such agencies, courts, or authorities. Additionally, EnerBank could experience slower lending growth, higher loan write-offs, and increased loan modifications.
CMS Energy and Consumers cannot predict how or to what extent the COVID‑19 pandemic will negatively impact CMS Energy’s and Consumers’ business, results of operations, financial condition, capital investment program, liquidity, and cash flows. To the extent the COVID‑19 pandemic adversely affects CMS Energy’s and Consumers’ business, results of operations, financial condition, capital investment program, liquidity, and cash flows, it may also have the effect of heightening many of the other risks described in Part I—Item 1A. Risk Factors in the 2019 Form 10‑K. The degree to which COVID‑19 will impact CMS Energy and Consumers will depend in part on future developments, including the severity and duration of the outbreak, actions or inactions that may be taken by governmental authorities, and to what extent and when normal economic and operational conditions can resume.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended June 30, 2020:

Period	Total Number of Shares Purchased¹	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2020 to April 30, 2020	514	$55.71	—	—
May 1, 2020 to May 31, 2020	12,559	55.95	—	—
June 1, 2020 to June 30, 2020	272	59.01	—	—
Total	13,345	$56.00	—	—

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
140th Supplemental Indenture dated as of May 13, 2020 between Consumers Energy and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8‑K filed May 13, 2020 and incorporated herein by reference)

4.2	—
141st Supplemental Indenture dated as of May 20, 2020 between Consumers Energy and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8‑K filed May 20, 2020 and incorporated herein by reference)

4.3[1]	—	9th Supplemental Indenture dated as of May 28, 2020 between CMS Energy and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8‑K filed May 28, 2020 and incorporated herein by reference)
10.1[2]	—	CMS Energy 2020 Performance Incentive Stock Plan, effective June 1, 2020 (Exhibit 10.1 to Form 8‑K filed May 5, 2020 and incorporated herein by reference)
10.2[1]	—
Amendment No. 1, dated as of April 29, 2020, to $550 million Fourth Amended and Restated Revolving Credit Agreement dated as of June 5, 2018 among CMS Energy, the Banks, as defined therein, and Barclays, as Agent

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

CMS ENERGY CORPORATION

Dated: August 3, 2020	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: August 3, 2020	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer