Form 10-Q
period 2020-09-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2020-10-29
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 8, 2020:
CMS Energy Corporation:
CMS Energy Common Stock, $0.01 par value (including 12,322 shares owned by Consumers Energy)	286,334,466
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10‑Q to the Securities and Exchange Commission for the Period Ended September 30, 2020

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
Asset retirement obligation
ASU
Financial Accounting Standards Board Accounting Standards Update
Aviator Wind
Aviator Wind, LLC, a VIE in which Aviator Wind Equity Holdings holds a Class B membership interest
Aviator Wind Equity Holdings
Aviator Wind Equity Holdings, LLC, a VIE in which Grand River Wind, LLC, a wholly owned subsidiary of CMS Enterprises, has a 51‑percent interest
Bay Harbor
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
VIE
Variable interest entity

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

•
changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers

•
the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, PURPA, infrastructure integrity or security, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, the Dodd‑Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results

•
factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather‑related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; and changes in trade policies or regulations

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

•
the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy‑related commodities

•
factors affecting development of electric generation projects and gas and electric transmission and distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, and government approvals

•
potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, operations, or backup systems due to accidents, explosions, physical disasters, global pandemics, cyber incidents, vandalism, civil unrest, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events

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

•
changes in financial or regulatory accounting principles or policies (e.g., the adoption of the hypothetical liquidation at book value method of accounting for certain non‑regulated renewable energy projects)

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
COVID‑19 Pandemic
CMS Energy and Consumers continue to respond to the public health emergency caused by the COVID‑19 pandemic by instituting and maintaining measures consistent with guidance provided by local, state, and federal agencies. CMS Energy and Consumers maintain over 60 departmental business continuity plans; these plans were reviewed and enhanced in early 2020 to ensure readiness for the COVID-19 pandemic. CMS Energy and Consumers continue to take steps to protect the safety of employees, customers, and contractors, and have executed their business continuity plans to ensure the continued delivery of critical energy services. Additionally, CMS Energy and Consumers have mitigated the potential impact of the pandemic on their liquidity by completing financing transactions and reducing the need for additional external funding.
The COVID‑19 pandemic is a continually evolving situation. As a result of the pandemic, Consumers has experienced a decline in electric deliveries to commercial and industrial customers, offset partially by an increase in deliveries to residential customers. It has also experienced increased uncollectible accounts and workforce-related expenses, among other cost increases directly attributable to the pandemic. Consumers anticipates that these trends will continue in the near term. In April 2020, the MPSC issued an order authorizing Consumers to defer incremental uncollectible accounts expense associated with the pandemic.
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
In response to the COVID‑19 pandemic, CMS Energy and Consumers have issued a response plan that is focused on the health and safety of their co-workers, customers, and communities. CMS Energy and Consumers have aligned with safety and health guidelines from the CDC, OSHA, and the Michigan Department of Health and Human Services in order to protect their employees, customers, and contractors to ensure the continued delivery of critical energy services. To align with, and in addition to, these guidelines, CMS Energy and Consumers have:

•	secured the supply chain necessary to provide front-line workers with appropriate personal protective equipment and cleaning supplies

•	when necessary, sequestered employees with critical roles at generating plants, gas compression facilities, and electric control rooms

•	implemented a 14‑day paid self-quarantine requirement for employees who are exhibiting symptoms of COVID-19 or who have come into contact with a person suspected to have COVID‑19

•	prohibited business-related international travel and instituted a mandatory ten‑day work remote period for employees who return from personal travel to heavily impacted areas

•	required employees to work remotely when possible

•	when necessary, reduced service at 13 direct payment offices to drop box and drive-through services only

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
In response to the pandemic, CMS Energy and Consumers initially suspended shut-offs of service for non-payment and extended payment protection plans for low-income and senior customers. CMS Energy and Consumers slowly began resuming shut-offs of service for non-payment in late July 2020 for commercial and industrial customers and in October 2020 for residential customers. CMS Energy and Consumers remain committed to assisting customers impacted by the pandemic. In September 2020, Consumers announced that it will provide $12 million to help Michigan residents and small businesses who are experiencing difficulty paying their energy bill due to the pandemic.
CMS Energy and Consumers also place a high priority on customer value and on providing a hometown customer experience. Consumers’ customer-driven investment program is aimed at improving safety and increasing electric and gas reliability, which has resulted in measurable improvements in customer satisfaction.
Central to Consumers’ commitment to its customers are the initiatives it has undertaken to keep electricity and natural gas affordable, including:

•	replacement of coal-fueled generation and PPAs with a cost-efficient mix of renewable energy and energy waste reduction and demand response programs

•	targeted infrastructure investment to reduce maintenance costs and improve reliability and safety

•	supply chain optimization

•	information and control system efficiencies

•	employee and retiree health care cost sharing

•	workforce productivity enhancements
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
In September 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28-percent reduction below 2005 levels of greenhouse gas emissions by 2025. Consumers has already surpassed the 28-percent reduction milestone in its electric business and previously announced, in February 2020, a goal of achieving net‑zero carbon emissions by 2040. As part of this net-zero goal, Consumers will significantly reduce its carbon emissions from its electric business and offset any remaining emissions through strategies including, but not limited to, carbon sequestration, landfill methane capture, and large-scale tree planting. The goal includes not only emissions from Consumers’ owned generation, but also emissions from the generation of power purchased through long-term PPAs and from the MISO energy market.
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
CMS Energy, through CMS Enterprises, continues to pursue further opportunities for the development of renewable generation projects. In July 2020, CMS Enterprises purchased an ownership interest in Aviator Wind, a 525‑MW wind generation project in Coke County, Texas. The project was completed and became operational in September 2020.
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
For the nine months ended September 30, 2020, CMS Energy’s net income available to common stockholders was $597 million, and diluted EPS were $2.09. This compares with net income available to common stockholders of $513 million and diluted EPS of $1.81 for the nine months ended September 30, 2019. In 2020, the benefits from electric and gas rate increases, higher electric sales due primarily to favorable weather, and lower operating and maintenance expenses were offset partially by lower gas sales due primarily to unfavorable weather in the first quarter, higher depreciation and amortization, and the absence of a 2019 gain on sale of transmission assets. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Consumers has experienced and anticipates it will continue to experience a decline in electric deliveries to commercial and industrial customers in the near term as a result of the COVID‑19 pandemic. Over the next five years, Consumers expects weather-normalized electric deliveries to decrease slightly and weather‑normalized gas deliveries to remain stable. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in electric and gas demand.

Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service and positively impacting the triple bottom line of people, planet, and profit. During 2020, CMS Energy and Consumers:

•	realized over $100 million in cost reductions by leveraging the Consumers Energy Way and through other initiatives

•	named a Chief Diversity Officer responsible for setting and monitoring the companies’ diversity, equity, and inclusion strategy

•	announced a new parental leave policy for employees, allowing six months of paid leave to mothers and four months of paid leave to a nonbirthing parent

•	pledged to join five other energy companies in facilitating the construction of a Midwest electric vehicle charging network
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

•
2019 Gas Rate Case: In December 2019, Consumers filed an application with the MPSC seeking an annual rate increase of $245 million, based on a 10.5 percent authorized return on equity. In May 2020, Consumers reduced its requested annual rate increase to $229 million. In September 2020, the MPSC approved a settlement agreement authorizing an annual rate increase of $144 million, based on a 9.9 percent authorized return on equity, effective October 1, 2020. As part of that agreement, Consumers agreed not to file a new gas rate case prior to December 2021. The MPSC also approved the continuation of a revenue decoupling mechanism, which annually reconciles Consumers’ actual weather-normalized non-fuel revenues with the revenues approved by the MPSC.

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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Nine Months Ended
September 30	2020	2019	Change	2020	2019	Change
Net Income Available to Common Stockholders	$218	$207	$11	$597	$513	$84
Basic Earnings Per Average Common Share	$0.76	$0.73	$0.03	$2.10	$1.81	$0.29
Diluted Earnings Per Average Common Share	$0.76	$0.73	$0.03	$2.09	$1.81	$0.28

In Millions
	Three Months Ended			Nine Months Ended
September 30	2020	2019	Change	2020	2019	Change
Electric utility	$226	$223	$3	$463	$418	$45
Gas utility	4	(10)	14	162	119	43
Enterprises¹	13	7	6	34	30	4
EnerBank¹	12	11	1	34	32	2
Corporate interest and other¹	(37)	(24)	(13)	(96)	(86)	(10)
Net Income Available to Common Stockholders	$218	$207	$11	$597	$513	$84

[1]	Prior period amounts have been reclassified to reflect changes in segment reporting.

Presented in the following table are specific after-tax changes to net income available to common stockholders for the three and nine months ended September 30, 2020 versus 2019:

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2019		$207		$513
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$6		$14
Gas sales	4		(30)
Electric rate increase, including return on higher renewable capital spending	5		14
Gas rate increase	8		72
Lower distribution, transmission, generation, and compression expenses	12		38
Lower OPEB expenses	4		15
Lower service restoration costs	4		13
Research and development tax credits¹	—		8
Higher mutual insurance distribution	—		5
Depreciation and amortization	(10)		(27)
Absence of 2019 gain on sale of electric transmission assets	(25)		(25)
Higher property tax, reflecting higher capital spending	(5)		(14)
Retention benefits related to D.E. Karn²	(3)		(9)
Voluntary separation plan expenses	—		(8)
Disallowance of incremental gas purchased during the Ray Compressor Station fire³	(5)		(5)
Other	22		27
		$17		$88
Enterprises
Higher earnings due primarily to improved receivables management	—		6
Higher earnings from the Aviator Wind project[4]	6		6
Increased income tax benefit due to restoring previously sequestered alternative minimum tax credits[1]	—		4
Absence of 2019 gain on sale of transmission equipment	—		(12)
		6		4
EnerBank
Higher earnings due primarily to growth in consumer lending	5		13
Implementation of new credit losses standard[5]	(4)		(11)
		1		2
Corporate interest and other
Higher (lower) income tax benefit	(4)		5
Higher fixed charges due to higher debt	(5)		(10)
Absence of 2019 tax benefits recognized as a result of asset sales	(4)		(4)
Other income tax and expenses	—		(1)
		(13)		(10)
September 30, 2020		$218		$597

[1]	See Note 9, Income Taxes.

[2]	See Note 14, Asset Sale and Exit Activities.

[3]	See Note 3, Contingencies and Commitments.

[4]	See Note 15, Purchase of Variable Interest Entity.

[5]	See Note 1, New Accounting Standards.
Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three months ended September 30, 2020 versus 2019 (amounts are presented pre‑tax, with the exception of income tax changes):

Three Months Ended September 30, 2019		$223
Reasons for the change
Electric deliveries[1] and rate increases
Higher sales due primarily to favorable weather and sales mix, offset partially by lower deliveries to commercial and industrial customers	$6
Rate increase associated with return on higher renewable capital spending	6
Higher energy waste reduction program revenues	4
Higher other revenues	2
		$18
Maintenance and other operating expenses
Lower service restoration costs	6
Lower distribution and transmission expenses	6
Absence of 2019 gain on sale of transmission assets	(34)
Higher energy waste reduction program costs	(4)
Retention benefits related to D.E. Karn²	(4)
Lower maintenance and other operating expenses	22
		(8)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(10)
General taxes		(3)
Other income, net of expenses
Lower OPEB expenses		3
Interest charges		(1)
Income taxes
Lower electric utility pre-tax earnings	3
Lower other income taxes	1
		4
Three Months Ended September 30, 2020		$226

[1]	Deliveries to end-use customers were 10.1 billion kWh in 2020 and 2019.

[2]	See Note 14, Asset Sale and Exit Activities.

Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the nine months ended September 30, 2020 versus 2019 (amounts are presented pre‑tax, with the exception of income tax changes):

In Millions
Nine Months Ended September 30, 2019		$418
Reasons for the change
Electric deliveries[1] and rate increases
Higher sales due primarily to favorable weather and sales mix, offset partially by lower deliveries to commercial and industrial customers	$22
Rate increase, including return on higher renewable capital spending	18
Lower other revenues	(6)
		$34
Maintenance and other operating expenses
Lower distribution, transmission, and generation expenses	29
Lower service restoration costs	18
Higher mutual insurance distribution	7
Absence of 2019 gain on sale of transmission assets	(34)
Retention benefits related to D.E. Karn²	(11)
Absence of favorable 2019 litigation settlement	(8)
Voluntary separation plan expenses	(6)
Lower maintenance and other operating expenses	29
		24
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(21)
General taxes
Higher property tax, reflecting higher capital spending		(8)
Other income, net of expenses
Lower OPEB expenses	11
Higher other income, net of expenses	1
		12
Interest charges		(7)
Income taxes
Lower tax expense due primarily to research and development tax credits[3]	7
Higher electric utility pre-tax earnings	(4)
Lower other income taxes	8
		11
Nine Months Ended September 30, 2020		$463

[1]	Deliveries to end-use customers were 26.9 billion kWh in 2020 and 27.9 billion kWh in 2019.

[2]	See Note 14, Asset Sale and Exit Activities.

[3]	See Note 9, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three months ended September 30, 2020 versus 2019 (amounts are presented pre‑tax, with the exception of income tax changes):

In Millions
Three Months Ended September 30, 2019		$(10)
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$11
Higher energy waste reduction program revenues	5
Higher sales due primarily to favorable weather	3
Disallowance of incremental gas purchased during the Ray Compressor Station fire²	(7)
Other revenues	1
		$13
Maintenance and other operating expenses
Lower distribution, transmission, and compression expenses	7
Higher energy waste reduction program costs	(5)
Lower maintenance and other operating expenses	11
		13
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(3)
General taxes		(2)
Other income, net of expenses		1
Interest charges		(5)
Income taxes
Higher gas utility pre-tax earnings	(5)
Lower other income taxes	2
		(3)
Three Months Ended September 30, 2020		$4

[1]	Deliveries to end-use customers were 27 bcf in 2020 and 26 bcf in 2019.

[2]	See Note 3, Contingencies and Commitments.

Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the nine months ended September 30, 2020 versus 2019 (amounts are presented pre‑tax, with the exception of income tax changes):

In Millions
Nine Months Ended September 30, 2019		$119
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$97
Lower sales due primarily to unfavorable weather	(52)
Disallowance of incremental gas purchased during the Ray Compressor Station fire²	(7)
Lower energy waste reduction program revenues	(4)
Other revenues	11
		$45
Maintenance and other operating expenses
Lower distribution, transmission, and compression expenses	23
Lower energy waste reduction program costs	4
Voluntary separation plan expenses	(4)
Lower maintenance and other operating expenses	17
		40
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(15)
General taxes
Higher property tax, reflecting higher capital spending		(9)
Other income, net of expenses
Lower OPEB expenses	10
Lower other income, net of expenses	(4)
		6
Interest charges		(15)
Income taxes
Higher gas utility pre-tax earnings	(13)
Lower tax expense due primarily to research and development tax credits³	1
Lower other income taxes	3
		(9)
Nine Months Ended September 30, 2020		$162

[1]	Deliveries to end-use customers were 194 bcf in 2020 and 217 bcf in 2019.

[2]	See Note 3, Contingencies and Commitments.

[3]	See Note 9, Income Taxes.

Enterprises Results of Operations
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the three months ended September 30, 2020 versus 2019:

In Millions
Three Months Ended September 30, 2019	$7
Reason for the change
Higher earnings from the Aviator Wind project¹	$6
Three Months Ended September 30, 2020	$13

[1]	See Note 15, Purchase of Variable Interest Entity.
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the nine months ended September 30, 2020 versus 2019:

In Millions
Nine Months Ended September 30, 2019	$30
Reasons for the change
Higher earnings due primarily to improved receivables management	$6
Higher earnings from the Aviator Wind project¹	6
Increased income tax benefit due to restoring previously sequestered alternative minimum tax credits²	4
Absence of 2019 gain on sale of transmission equipment	(12)
Nine Months Ended September 30, 2020	$34

[1]	See Note 15, Purchase of Variable Interest Entity.

[2]	See Note 9, Income Taxes.
EnerBank Results of Operations
Presented in the following table are the detailed after-tax changes to EnerBank’s net income available to common stockholders for the three months ended September 30, 2020 versus 2019:

In Millions
Three Months Ended September 30, 2019	$11
Reason for the change
Higher earnings due primarily to growth in consumer lending	$5
Implementation of new credit losses standard¹	(4)
Three Months Ended September 30, 2020	$12

[1]	See Note 1, New Accounting Standards.

Presented in the following table are the detailed after-tax changes to EnerBank’s net income available to common stockholders for the nine months ended September 30, 2020 versus 2019:

In Millions
Nine Months Ended September 30, 2019	$32
Reasons for the change
Higher earnings due primarily to growth in consumer lending	$13
Implementation of new credit losses standard¹	(11)
Nine Months Ended September 30, 2020	$34

[1]	See Note 1, New Accounting Standards.
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the three months ended September 30, 2020 versus 2019:

In Millions
Three Months Ended September 30, 2019	$(24)
Reasons for the change
Higher fixed charges due to higher debt	$(5)
Absence of 2019 tax benefits recognized as a result of asset sales	(4)
Lower income tax benefit due primarily to lower production tax credits	(4)
Three Months Ended September 30, 2020	$(37)
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the nine months ended September 30, 2020 versus 2019:

In Millions
Nine Months Ended September 30, 2019	$(86)
Reasons for the change
Higher income tax benefit due to restoring previously sequestered alternative minimum tax credits¹	$5
Higher fixed charges due to higher debt	(10)
Absence of 2019 tax benefits recognized as a result of asset sales	(4)
Other income tax and expenses	(1)
Nine Months Ended September 30, 2020	$(96)

[1]	See Note 9, Income Taxes.

Cash Position, Investing, and Financing
At September 30, 2020, CMS Energy had $558 million of consolidated cash and cash equivalents, which included $39 million of restricted cash and cash equivalents. At September 30, 2020, Consumers had $223 million of consolidated cash and cash equivalents, which included $24 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of the changes to net cash provided by operating activities for the nine months ended September 30, 2020 versus 2019:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2019	$1,395
Reasons for the change
Higher net income	$76
Non‑cash transactions[1]	124
Higher pension contributions	(531)
Favorable impact of changes in core working capital,[2] due primarily to lower vendor payments, offset partially by lower customer receipts	47
Favorable impact of changes in other assets and liabilities, due primarily to the absence of 2019 refunds to customers related to the TCJA and self-implemented electric rates, offset partially by a payment to settle litigation, higher property tax payments, and higher deposits with MISO	33
Nine Months Ended September 30, 2020	$1,144
Consumers
Nine Months Ended September 30, 2019	$1,251
Reasons for the change
Higher net income	$88
Non-cash transactions[1]	139
Higher pension contributions	(518)
Favorable impact of changes in core working capital,[2] due primarily to lower vendor payments, offset partially by lower customer receipts	83
Favorable impact of changes in other assets and liabilities, due primarily to the absence of 2019 refunds to customers related to the TCJA and self-implemented electric rates and lower income taxes payments to CMS Energy, offset partially by higher property tax payments and higher deposits with MISO	42
Nine Months Ended September 30, 2020	$1,085

[1]	Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, and other non‑cash operating activities and reconciling adjustments.

[2]	Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the nine months ended September 30, 2020 versus 2019:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2019	$(2,212)
Reasons for the change
Higher capital expenditures	$(127)
Changes in EnerBank notes receivable, reflecting growth in consumer lending	(152)
Lower purchases of notes receivable by EnerBank	290
Absence of 2019 proceeds from sale of transmission equipment	(96)
Other investing activities, primarily higher costs to retire property	(1)
Nine Months Ended September 30, 2020	$(2,298)
Consumers
Nine Months Ended September 30, 2019	$(1,583)
Reasons for the change
Higher capital expenditures	$(36)
Absence of 2019 proceeds from sale of transmission equipment	(76)
Other investing activities, primarily higher costs to retire property	(5)
Nine Months Ended September 30, 2020	$(1,700)

Financing Activities
Presented in the following table are specific components of net cash provided by financing activities for the nine months ended September 30, 2020 versus 2019:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2019	$1,075
Reasons for the change
Higher debt issuances	$277
Higher debt retirements	(124)
Changes in EnerBank certificates of deposit, reflecting lower borrowings	(166)
Lower repayments under Consumers’ commercial paper program	7
Higher issuances of common stock, primarily the settlement of an equity forward sale contract	98
Higher payments of dividends on common stock	(25)
Proceeds from the sale of membership interest in VIE to tax equity investor	417
Contribution from noncontrolling interest	31
Other financing activities, primarily higher debt prepayment costs and lower customer advances for construction, offset partially by lower debt issuance costs	(35)
Nine Months Ended September 30, 2020	$1,555
Consumers
Nine Months Ended September 30, 2019	$560
Reasons for the change
Higher debt issuances	$610
Higher debt retirements	(245)
Lower repayments under Consumers’ commercial paper program	7
Lower stockholder contribution from CMS Energy	(25)
Higher payments of dividends on common stock	(53)
Other financing activities, primarily higher debt prepayment costs and lower customer advances for construction	(44)
Nine Months Ended September 30, 2020	$810
Capital Resources and Liquidity
CMS Energy uses dividends and tax‑sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Note 4, Financings and Capitalization—Dividend Restrictions. For the nine months ended September 30, 2020, Consumers paid $449 million in dividends on its common stock to CMS Energy.
Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, and fund its other obligations. Consumers also uses these sources of funding to contribute to its employee benefit plans.

CMS Energy and Consumers expect to have sufficient liquidity to fund their commitments despite potential material uncertainties that may impact their cash management and financing strategies as a result of the COVID‑19 pandemic. CMS Energy and Consumers rely on the capital markets to fund their robust capital plan and those markets have faced significant strain. CMS Energy and Consumers have mitigated the potential impact of the pandemic on their liquidity by completing financing transactions and reducing the need for additional external funding. For more information on CMS Energy’s and Consumers’ financing transactions, see Note 4, Financings and Capitalization.
Barring any sustained market dislocations or disruptions, CMS Energy and Consumers expect to continue to have ready access to the financial and capital markets and will continue to explore possibilities to take advantage of market opportunities as they arise with respect to future funding needs. If access to these markets were to diminish or otherwise become restricted, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending. The COVID‑19 pandemic is a continually evolving situation and CMS Energy and Consumers cannot predict the ultimate impact it will have on their debt covenants, business, results of operations, financial condition, capital investment program, liquidity, and cash flows.
As a result of a provision in the TCJA, as amended by the CARES Act, CMS Energy recovered all of its remaining alternative minimum tax credits in 2020. CMS Energy utilized $7 million of these credits on its 2019 consolidated tax return, and received the remaining $69 million through a cash refund. The CARES Act also provides for the deferral of payroll taxes, which will allow CMS Energy and Consumers to defer remittance of $40 million of payroll taxes in 2020; half of the deferred amount will be due at the end of 2021 and the other half will be due at the end of 2022.
In 2018 and 2020, CMS Energy entered into equity offering programs under which it may sell, from time to time, shares of CMS Energy common stock. Under both programs, CMS Energy may sell its common stock in privately negotiated transactions, in “at the market” offerings, through forward sales transactions or otherwise. During 2018 and 2019, CMS Energy entered into forward sales contracts having an aggregate sales price of $250 million, the maximum allowed under the 2018 program. Under the 2020 program, CMS Energy may sell shares of its common stock having an aggregate sales price of up to $500 million. In September 2020, CMS Energy entered into a forward sales contract having an aggregate sale price of $52 million.
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
At September 30, 2020, CMS Energy had $545 million of its revolving credit facility available and Consumers had $1.1 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2020, there were no commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ revolving credit facilities and commercial paper program, see Note 4, Financings and Capitalization.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At September 30, 2020, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these covenants as of September 30, 2020, as presented in the following table:

September 30, 2020
Credit Agreement, Indenture, or Facility	Limit		Actual
CMS Energy, parent only
Debt to Capital¹	<	0.70 to 1.0	0.60 to 1.0
Consumers
Debt to Capital²	<	0.65 to 1.0	0.48 to 1.0

[1]
Applies to CMS Energy’s $550 million revolving credit agreement and $300 million term loan credit agreement. In April 2020, amendments to these agreements changed the required financial covenant from a leverage ratio to a capitalization ratio.

[2]	Applies to Consumers’ $850 million and $250 million revolving credit agreements, its $30 million letter of credit agreement, and its $300 million term loan credit agreement.
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
Off-Balance-Sheet Arrangements
CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Additionally, CMS Energy has entered into forward sales contracts to sell its common stock in order to invest in its utility and non-utility businesses; as of September 30, 2020, these contracts have an aggregate sales price of $195 million and mature in 2021. For additional details on the companies’ indemnity and guarantee arrangements, see Note 3, Contingencies and Commitments—Guarantees. For additional details on letters of credit and CMS Energy’s forward sales contracts, see Note 4, Financings and Capitalization.
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
Consumers Electric Utility Outlook and Uncertainties
Clean Energy Plan: In 2019, the MPSC approved the IRP that Consumers filed in 2018, which details its Clean Energy Plan. Through its Clean Energy Plan, Consumers expects to reduce carbon emissions of its owned generation by more than 90 percent from its 2005 levels by 2040 and eliminate the use of coal to generate electricity by 2040. The Clean Energy Plan also provides the foundation for Consumers’ goal to achieve net‑zero carbon emissions by 2040. Under this net-zero goal, Consumers plans to eliminate the impact of carbon emissions created by the electricity it generates or purchases for customers.
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
Under Consumers’ renewable energy plan, the MPSC has approved the acquisition of up to 525 MW of new wind generation projects and authorized Consumers to earn a 10.7 percent return on equity on any projects approved by the MPSC. Specifically, the MPSC has approved the following:

•
purchase of a wind generation project under development, with capacity of up to 150 MW, in Gratiot County, Michigan; on-site construction began during the fourth quarter of 2019 and the project is slated to be complete and operational in 2020

•
purchase of a wind generation project under development, with capacity of up to 166 MW, in Hillsdale, Michigan; Consumers is slated to take full ownership and begin commercial operation of the project in 2020

•
execution of a 20-year PPA under which Consumers will purchase 100 MW of renewable capacity, energy, and RECs from a 149-MW solar generating facility to be constructed in Calhoun County, Michigan; the facility is expected to be operational in 2022

Consumers has received force majeure notifications from the turbine supplier for the 150-MW wind generation project and from the seller of the 166-MW wind generation project. These notifications cited the COVID-19 pandemic as a force majeure event. At this time, construction activities continue and Consumers does not anticipate any changes to the projects’ expected commercial operation dates, overall costs, or ability to qualify for production tax credits, but Consumers cannot predict the ultimate impact of the force majeure notifications.
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
In response to the COVID‑19 pandemic, Michigan’s Governor issued various executive orders requiring all non-essential businesses to close temporarily and Michigan residents to stay home during the period from March 23, 2020 to June 8, 2020. Subsequent executive orders gradually eased restrictions. In October 2020, the Michigan Supreme Court issued an opinion that limits the governor’s authority to issue executive orders relating to the COVID-19 pandemic. Subsequently, the Michigan Department of Health and Human Services and other governmental entities issued replacement orders and Michigan’s Governor has been working with the State Legislature to pass bills covering previous executive orders. Presently, most businesses are now open at limited capacity and with safety measures in place.
During the period from April 1, 2020 through September 30, 2020, a period covering the majority of the pandemic to date, weather-normalized electric deliveries were approximately seven percent lower than deliveries during the same period in 2019, due mainly to a decline in deliveries to commercial and industrial customers of approximately 14 percent. This decline, however, was offset partially by an increase of approximately eight percent in deliveries to residential customers. Consumers cannot predict the long-term impact of the COVID-19 pandemic, but anticipates a decline of less than ten percent in deliveries to commercial and industrial customers for the full-year 2020 compared to 2019.
In response to the pandemic, Consumers initially suspended shut-offs of service for non-payment and extended payment protection plans for low-income and senior customers. Consumers slowly began resuming shut-offs of service for non-payment in late July 2020 for commercial and industrial customers and in October 2020 for residential customers. Consumers has experienced and anticipates it will continue to experience increased uncollectible accounts in the near term, but cannot predict the long-term impact of the pandemic on Michigan’s economy or its customers.

Over the next five years, Consumers expects weather-normalized electric deliveries to decrease slightly. This outlook reflects the effects of energy waste reduction programs and appliance efficiency standards offset largely by modest growth in electric demand. Actual delivery levels will depend on:

•	energy conservation measures and results of energy waste reduction programs

•	weather fluctuations

•	Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent, with certain exceptions. At September 30, 2020, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.8 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program.
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
In September 2020, ABATE and another intervenor filed a complaint against the MPSC in the U.S. District Court for the Eastern District of Michigan challenging the constitutionality of a local clearing requirement. The complaint requests the federal court to issue a permanent injunction prohibiting the MPSC from implementing a local clearing requirement on individual electric providers. Consumers plans to file a motion to intervene and defend the local clearing requirement in that federal litigation.
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.

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
CSAPR, which became effective in 2015, requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground‑level ozone and fine particle pollution in other downwind states. In 2016, the EPA finalized new ozone season standards for CSAPR, which became effective in 2017. In October 2020, in response to a court-ordered remand due to litigation, the EPA proposed a revised CSAPR rule to reflect updated emission reductions from electric generating units in 12 states, including Michigan. The EPA intends to finalize the rule by

March 2021, and has made provisions for program implementation by May 2021, with continued emission reductions through 2024. Consumers is evaluating its emission compliance strategy for existing units based on the proposed number of allowances allocated to Michigan for 2021 through 2024.
In 2012, the EPA published emission standards for electric generating units, known as MATS, based on Section 112 of the Clean Air Act. Under MATS, all of Consumers’ existing coal‑fueled electric generating units were required to add additional controls for hazardous air pollutants. Consumers met the deadline for five coal‑fueled units and two oil/gas‑fueled units it continues to operate and retired its seven remaining coal‑fueled units. In addition, the EPA recently finalized changes to the supporting analysis used to enact MATS, but did not make any changes to the MATS regulations. These changes do not impact Consumers’ MATS compliance strategy because, if the MATS regulations were repealed, Consumers would then be required to comply with the Michigan Mercury Rule, which has similar requirements to MATS. In addition, Consumers must comply with emission limits in its renewable operating permits concerning opacity and NSR, which has similar emission requirements to MATS.
In 2015, the EPA lowered the NAAQS for ozone. The 2015 ozone NAAQS made it more difficult to construct or modify power plants and other emission sources in areas of the country that have not met the 2015 ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. None of Consumers’ fossil‑fuel‑fired generating units are located in these areas. Some of Consumers’ compressor stations are located in areas impacted by the rule, but Consumers expects only minor permitting impacts if those units are modified in the future. In August 2020, the EPA proposed to retain the 2015 NAAQS for ozone, but has not finalized this proposal. Consumers does not expect that any litigation involving NAAQS for ozone will have a material adverse impact on its generating assets.
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
In 2018, the EPA proposed a revised Section 111(b) regulation to replace the 2015 standard rule limiting carbon dioxide emissions from new electric generating units, citing limited availability and high costs of carbon capture and sequestration equipment as reasons to change the 2015 rule. The revised Section 111(b) regulation would require new coal‑fueled generating units to meet a highly efficient steam cycle performance standard. If finalized, Consumers does not expect this proposal to change its existing environmental strategy.
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
In September 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28-percent reduction below 2005 levels of greenhouse gas emissions by 2025. Consumers has already surpassed the 28-percent reduction milestone in its electric business and previously announced, in February 2020, a goal of achieving net‑zero carbon emissions by 2040. The order directs EGLE to develop and oversee an action plan for achieving these goals. In addition, the Governor established the Council on Climate Solutions, an advisory group of key stakeholders to be appointed by the Governor that will assist EGLE in implementing the plan. These goals are aspirational in nature and any changes in law or regulation to achieve these goals would need to be approved by Michigan Legislature or the relevant regulatory agency. The MPSC has requested comments from utilities and other stakeholders on how the Governor’s goal should be incorporated into future IRP filings. Consumers does not expect any adverse changes to its environmental strategy as a result of these events.
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

CCRs: In 2015, the EPA published a final rule regulating CCRs under RCRA. The final rule adopts minimum standards for beneficially reusing and disposing of non‑hazardous CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information, including any groundwater protection standard exceedances. The rule also sets out conditions under which CCR units would be forced to cease receiving CCR and non‑CCR wastewater and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. Consumers has aligned with EGLE on closure plans for each of its unlined ash ponds to ensure coordination between federal and state requirements. The unlined ash ponds have ceased operation and, where applicable, have been replaced with double-lined ash ponds or concrete tanks. Significant closure work has been completed at the remaining ash ponds.
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
In 2015, the EPA released its final effluent limitation guidelines for steam electric generating plants. These guidelines, which are presently being litigated, set stringent new requirements for the discharge from electric generating units into wastewater streams. The EPA published a final rule in October 2020, with an effective date of December 2020, relaxing the 2015 guidelines related to the discharge of wastewater streams from electric generating units. The rule also extends the compliance deadline from the end of 2023 to the end of 2025, which would need to be agreed upon by EGLE through the NPDES permitting process. Consumers does not expect any adverse changes to its environmental strategy as a result of these revisions to the rule.
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
Retention Incentive Program: In October 2019, Consumers announced a retention incentive program to ensure necessary staffing at the D.E. Karn generating complex through the anticipated retirement of the coal-fueled generating units. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2023 is estimated to be $35 million. Consumers expects to recognize up to $15 million of expense related to retention benefits in 2020. Consumers is seeking recovery of these costs from customers in its 2020 electric rate case. For additional details on this program, see Note 14, Asset Sale and Exit Activities.
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
Over the next five years, Consumers expects weather‑normalized gas deliveries to remain stable relative to 2019. This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this expectation as a result of:

•	weather fluctuations

•	use by power producers

•	availability and development of renewable energy sources

•	gas price changes

•	Michigan economic conditions, including population trends and housing activity

•	the price of competing energy sources or fuels

•	energy efficiency and conservation impacts
Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For additional details on rate matters, see Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.
2019 Gas Rate Case: In December 2019, Consumers filed an application with the MPSC seeking an annual rate increase of $245 million, based on a 10.5 percent authorized return on equity and a projected twelve-month period ending September 30, 2021. In May 2020, Consumers reduced its requested annual rate increase to $229 million. In September 2020, the MPSC approved a settlement agreement authorizing an annual rate increase of $144 million, based on a 9.9 percent authorized return on equity, effective October 1, 2020. As part of that agreement, Consumers agreed not to file a new gas rate case prior to December 2021. The MPSC also approved the continuation of a revenue decoupling mechanism, which annually reconciles Consumers’ actual weather-normalized non-fuel revenues with the revenues approved by the MPSC. This reconciliation would start in October 2021 and continue until the MPSC resets rates in a subsequent rate case.
Additionally, the MPSC authorized Consumers to accelerate:

•
the refund of a regulatory liability associated with the unprotected, non-property-related excess deferred income taxes resulting from the TCJA; Consumers was previously authorized to refund this through 2029

•
the flow-through of certain income tax benefits associated primarily with the cost of removal of gas plant assets placed in service before 1993; Consumers was previously authorized to pass these benefits to customers through 2025

Under the settlement agreement approved by the MPSC, these benefits, which total $84 million, will now be passed through to customers by September 2022. For additional details, see Note 9, Income Taxes.
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
In September 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28-percent reduction below 2005 levels of greenhouse gas emissions by 2025. These new goals could have an impact on Consumers’ gas business over the long term. For additional details on the executive order, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.

There is increasing interest at the federal, state, and local levels involving potential regulation of greenhouse gases or its sources. Such regulation, if adopted, may involve requirements to reduce methane emissions from Consumers’ gas utility operations and carbon dioxide emissions from natural gas customer use. No such measures apply to Consumers at this time. Consumers continues to monitor these initiatives and comment as appropriate. Consumers cannot predict the impact of any potential future legislation or regulation on its gas utility.
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
Under its energy waste reduction plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs. The COVID‑19 pandemic may impact Consumers’ ability to execute energy efficiency programs effectively and, accordingly, could affect Consumers’ ability to exceed its statutory savings targets and earn the maximum energy waste reduction incentive for 2020. Consumers cannot predict the ultimate financial impact of the pandemic on its 2020 energy waste reduction incentive.
Enterprises Outlook and Uncertainties
CMS Energy’s primary focus with respect to its enterprises businesses is to maximize the value of generating assets, its share of which represents 1,502 MW of capacity, and to pursue opportunities for the development of renewable generation projects.
In July 2020, CMS Enterprises purchased an ownership interest in Aviator Wind, a 525‑MW wind generation project in Coke County, Texas. The project was completed and became operational in September 2020. Of the project’s 525‑MW nameplate capacity, 420 MW has been committed under long-term PPAs. For additional details, see Note 15, Purchase of Variable Interest Entity.
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
EnerBank Outlook and Uncertainties
EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing primarily unsecured, fixed-rate installment loans throughout the U.S. to finance home improvements. The carrying value of EnerBank’s loan portfolio was $2.9 billion at September 30, 2020. The 12‑month rolling average net default rate on loans held by EnerBank was 1.2 percent at September 30, 2020. For additional details regarding EnerBank’s loan portfolio, see Note 7, Notes Receivable.
EnerBank’s loan portfolio was funded primarily by certificates of deposit of $2.8 billion at September 30, 2020. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of September 30, 2020.
With its loan portfolio funded by certificates of deposit, EnerBank has not had to rely on access to the financial and capital markets in order to fund loan growth during the COVID-19 pandemic. As a result, EnerBank has experienced market share gains as new customers have transitioned from less financially stable competitors. Accordingly, EnerBank has experienced increased lending growth in recent months and expects this trend to continue during the remainder of 2020. Over the next five years, EnerBank expects lending growth to average approximately seven percent annually.
In response to the COVID‑19 pandemic, and consistent with FDIC guidance, EnerBank offered new payment accommodations for current qualifying customers. EnerBank cannot predict the longer-term impacts of the pandemic, but could experience slower lending growth, higher loan write-offs, and increased loan modifications.
Other Outlook and Uncertainties
Employee Separation Program: In December 2019, CMS Energy and Consumers announced a voluntary separation program for non‑union employees. For the nine months ended September 30, 2020, CMS Energy and Consumers recorded an after-tax charge of $8 million related to the program, under which 140 employees accepted and were approved for early separation. As a result of the program, CMS Energy and Consumers expect to benefit from future cost savings, as employee staffing levels will be better matched to workload demand, which reflects the companies’ ongoing workforce productivity improvements.
Union Contract: The present UWUA agreement for operating, maintenance, and construction employees expired in June 2020. A new agreement was reached and ratified by UWUA members in October 2020. This agreement provides a three-percent pay increase to operating, maintenance, and construction employees effective on June 1, 2020.
Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business. For additional details regarding these and other legal matters, see Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.
Retirement Benefits
CMS Energy and Consumers provide retirement pension benefits to certain employees under non‑contributory DB Pension Plans, and they provide postretirement health and life benefits to qualifying retired employees under an OPEB Plan.
In September 2020, CMS Energy and Consumers determined it was probable that 2020 lump-sum payments to retired employees under DB Pension Plan A would exceed the plan’s service cost and interest cost components of net periodic cost for the year. These lump-sum payments constitute pension plan liability settlements; once such settlements meet the service and interest cost threshold, recognition in earnings is required. As a result, in accordance with GAAP, CMS Energy, including Consumers, performed a remeasurement of DB Pension Plan A as of August 31, 2020. For additional details on the pension settlement, see Note 8, Retirement Benefits.
Presented in the following table are estimates of costs and cash contributions through 2022 for the DB Pension Plans and OPEB Plan. Projected pension costs increased, and OPEB credits decreased, from December 31, 2019 mainly due to lower discount rate assumptions as of August 31, 2020. Actual future costs and contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.

In Millions
	DB Pension Plans		OPEB Plan
	Cost	Contribution¹	Credit	Contribution
CMS Energy, including Consumers
2020	$34	$531	$(92)	$—
2021	40	—	(83)	—
2022	32	—	(84)	—
Consumers²
2020	$34	$518	$(86)	$—
2021	42	—	(77)	—
2022	34	—	(78)	—

[1]	Contribution occurred in January 2020.

[2]	Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2020	2019	2020	2019
Operating Revenue	$1,575	$1,546	$4,882	$5,050

Operating Expenses
Fuel for electric generation	108	130	274	391
Purchased and interchange power	430	413	1,149	1,147
Purchased power – related parties	13	19	45	53
Cost of gas sold	35	35	390	545
Maintenance and other operating expenses	317	313	983	1,010
Depreciation and amortization	228	215	767	729
General taxes	75	70	264	247
Total operating expenses	1,206	1,195	3,872	4,122

Operating Income	369	351	1,010	928

Other Income (Expense)
Interest income	1	2	3	5
Interest income – related parties	—	—	7	—
Allowance for equity funds used during construction	1	2	4	7
Income from equity method investees	—	5	1	6
Nonoperating retirement benefits, net	29	22	90	68
Other income	1	—	3	3
Other expense	(4)	—	(9)	(8)
Total other income	28	31	99	81

Interest Charges
Interest on long-term debt	124	111	361	327
Interest expense – related parties	3	3	9	6
Other interest expense	17	20	53	55
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(3)
Total interest charges	143	133	421	385

Income Before Income Taxes	254	249	688	624
Income Tax Expense	44	42	98	110

Net Income	210	207	590	514
Income (Loss) Attributable to Noncontrolling Interests	(8)	—	(7)	1

Net Income Available to Common Stockholders	$218	$207	$597	$513

Basic Earnings Per Average Common Share	$0.76	$0.73	$2.10	$1.81
Diluted Earnings Per Average Common Share	$0.76	$0.73	$2.09	$1.81
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2020	2019	2020	2019
Net Income	$210	$207	$590	$514

Retirement Benefits Liability
Net loss arising during the period, net of tax of $(2), $-, $(2), and $-	(5)	—	(5)	—
Settlement arising during the period, net of tax of $- for all periods	1	—	1	—
Amortization of net actuarial loss, net of tax of $-, $-, $1, and $-	1	—	3	2
Amortization of prior service credit, net of tax of $- for all periods	—	—	(1)	(1)

Derivatives
Unrealized loss on derivative instruments, net of tax of $-, $-, $(1), and $(1)	(1)	—	(5)	(3)
Reclassification adjustments included in net income, net of tax of $- for all periods	1	—	1	—

Other Comprehensive Loss	(3)	—	(6)	(2)

Comprehensive Income	207	207	584	512

Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(8)	—	(7)	1

Comprehensive Income Attributable to CMS Energy	$215	$207	$591	$511
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2020	2019
Cash Flows from Operating Activities
Net income	$590	$514
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	767	729
Deferred income taxes and investment tax credits	140	89
Pension contributions	(531)	—
Other non-cash operating activities and reconciling adjustments	24	(11)
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	218	297
Inventories	(34)	(49)
Accounts payable and accrued rate refunds	29	(82)
Other current and non-current assets and liabilities	(59)	(92)
Net cash provided by operating activities	1,144	1,395

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,697)	(1,570)
Increase in EnerBank notes receivable	(480)	(328)
Purchase of notes receivable by EnerBank	(17)	(307)
Proceeds from sale of transmission equipment	—	96
Cost to retire property and other investing activities	(104)	(103)
Net cash used in investing activities	(2,298)	(2,212)

Cash Flows from Financing Activities
Proceeds from issuance of debt	2,353	2,076
Retirement of debt	(1,294)	(1,170)
Increase in EnerBank certificates of deposit	456	622
Decrease in notes payable	(90)	(97)
Issuance of common stock, net of issuance costs	107	9
Payment of dividends on common and preferred stock	(351)	(326)
Proceeds from the sale of membership interest in VIE to tax equity investor	417	—
Contribution from noncontrolling interest	31	—
Other financing costs	(74)	(39)
Net cash provided by financing activities	1,555	1,075

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	401	258
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	157	175

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$558	$433

Other Non-cash Investing and Financing Activities
Non-cash transactions
Capital expenditures not paid	$140	$135
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2020	December 31 2019
Current Assets
Cash and cash equivalents	$519	$140
Restricted cash and cash equivalents	39	17
Accounts receivable and accrued revenue, less allowance of $30 in 2020 and $20 in 2019	648	886
Notes receivable, less allowance of $35 in 2020 and $33 in 2019	272	242
Accounts and notes receivable – related parties	21	17
Inventories at average cost
Gas in underground storage	420	399
Materials and supplies	154	140
Generating plant fuel stock	65	66
Deferred property taxes	199	305
Regulatory assets	9	33
Prepayments and other current assets	148	86
Total current assets	2,494	2,331

Plant, Property, and Equipment
Plant, property, and equipment, gross	27,036	25,390
Less accumulated depreciation and amortization	7,845	7,360
Plant, property, and equipment, net	19,191	18,030
Construction work in progress	1,439	896
Total plant, property, and equipment	20,630	18,926

Other Non-current Assets
Regulatory assets	2,745	2,489
Accounts and notes receivable, less allowance of $81 in 2020 and $- in 2019	2,655	2,281
Investments	68	71
Other	688	739
Total other non-current assets	6,156	5,580

Total Assets	$29,280	$26,837

LIABILITIES AND EQUITY
In Millions
	September 30 2020	December 31 2019
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$1,799	$1,130
Notes payable	—	90
Accounts payable	662	622
Accounts payable – related parties	5	13
Accrued rate refunds	28	35
Accrued interest	108	104
Accrued taxes	128	437
Regulatory liabilities	69	87
Other current liabilities	193	186
Total current liabilities	2,992	2,704

Non-current Liabilities
Long-term debt	13,275	11,951
Non-current portion of finance leases and other financing	61	76
Regulatory liabilities	3,796	3,742
Postretirement benefits	382	674
Asset retirement obligations	510	477
Deferred investment tax credit	116	120
Deferred income taxes	1,821	1,655
Other non-current liabilities	429	383
Total non-current liabilities	20,390	19,078

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 286.3 shares in 2020 and 283.9 shares in 2019	3	3
Other paid-in capital	5,225	5,113
Accumulated other comprehensive loss	(79)	(73)
Retained earnings (accumulated deficit)	171	(25)
Total common stockholders’ equity	5,320	5,018
Noncontrolling interests	578	37
Total equity	5,898	5,055

Total Liabilities and Equity	$29,280	$26,837
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2020	2019	2020	2019
Total Equity at Beginning of Period	$5,251	$4,888	$5,055	$4,792

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	5,217	5,097	5,113	5,088
Common stock issued	8	8	125	25
Common stock repurchased	—	(1)	(13)	(9)
At end of period	5,225	5,104	5,225	5,104

Accumulated Other Comprehensive Loss
At beginning of period	(76)	(67)	(73)	(65)
Retirement benefits liability
At beginning of period	(68)	(62)	(69)	(63)
Net loss arising during the period	(5)	—	(5)	—
Settlement arising during the period	1	—	1	—
Amortization of net actuarial loss	1	—	3	2
Amortization of prior service credit	—	—	(1)	(1)
At end of period	(71)	(62)	(71)	(62)
Derivative instruments
At beginning of period	(8)	(5)	(4)	(2)
Unrealized loss on derivative instruments	(1)	—	(5)	(3)
Reclassification adjustments included in net income	1	—	1	—
At end of period	(8)	(5)	(8)	(5)
At end of period	(79)	(67)	(79)	(67)

Retained Earnings (Accumulated Deficit)
At beginning of period	70	(182)	(25)	(271)
Cumulative effect of change in accounting principle	—	—	(51)	—
Net income attributable to CMS Energy	218	207	597	513
Dividends declared on common stock	(117)	(108)	(350)	(325)
At end of period	171	(83)	171	(83)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2020	2019	2020	2019

Noncontrolling Interests
At beginning of period	37	37	37	37
Impact of purchase and consolidation of VIE	101	—	101	—
Sale of membership interest in VIE to tax equity investor	417	—	417	—
Contribution from noncontrolling interest	31	—	31	—
Income (loss) attributable to noncontrolling interests	(8)	—	(7)	1
Distributions and other changes in noncontrolling interests	—	—	(1)	(1)
At end of period	578	37	578	37

Total Equity at End of Period	$5,898	$4,994	$5,898	$4,994

Dividends Declared Per Common Share	$0.4075	$0.3825	$1.2225	$1.1475

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2020	2019	2020	2019
Operating Revenue	$1,450	$1,429	$4,524	$4,706

Operating Expenses
Fuel for electric generation	85	101	207	295
Purchased and interchange power	420	408	1,121	1,132
Purchased power – related parties	13	19	45	53
Cost of gas sold	33	32	383	537
Maintenance and other operating expenses	266	272	846	911
Depreciation and amortization	223	210	753	716
General taxes	72	68	256	240
Total operating expenses	1,112	1,110	3,611	3,884

Operating Income	338	319	913	822

Other Income (Expense)
Interest income	1	2	3	4
Interest and dividend income – related parties	2	1	4	3
Allowance for equity funds used during construction	1	2	4	7
Nonoperating retirement benefits, net	28	21	85	64
Other income	1	—	3	2
Other expense	(4)	—	(9)	(8)
Total other income	29	26	90	72

Interest Charges
Interest on long-term debt	76	69	227	206
Interest expense – related parties	3	3	9	6
Other interest expense	4	4	9	11
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(3)
Total interest charges	82	75	243	220

Income Before Income Taxes	285	270	760	674
Income Tax Expense	55	57	135	137

Net Income	230	213	625	537
Preferred Stock Dividends	—	—	1	1

Net Income Available to Common Stockholder	$230	$213	$624	$536
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2020	2019	2020	2019
Net Income	$230	$213	$625	$537

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $-, $-, $1, and $-	1	—	1	1

Other Comprehensive Income	1	—	1	1

Comprehensive Income	$231	$213	$626	$538
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2020	2019
Cash Flows from Operating Activities
Net income	$625	$537
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	753	716
Deferred income taxes and investment tax credits	136	37
Pension contributions	(518)	—
Other non-cash operating activities and reconciling adjustments	(21)	(24)
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	190	230
Inventories	(34)	(52)
Accounts payable and accrued rate refunds	29	(76)
Other current and non-current assets and liabilities	(75)	(117)
Net cash provided by operating activities	1,085	1,251

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,595)	(1,559)
Proceeds from sale of transmission equipment	—	76
Cost to retire property and other investing activities	(105)	(100)
Net cash used in investing activities	(1,700)	(1,583)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,528	918
Retirement of debt	(773)	(528)
Decrease in notes payable	(90)	(97)
Stockholder contribution	650	675
Payment of dividends on common and preferred stock	(450)	(397)
Other financing costs	(55)	(11)
Net cash provided by financing activities	810	560

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	195	228
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	28	56

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$223	$284

Other Non-cash Investing and Financing Activities
Non-cash transactions
Capital expenditures not paid	$156	$123
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2020	December 31 2019
Current Assets
Cash and cash equivalents	$199	$11
Restricted cash and cash equivalents	24	17
Accounts receivable and accrued revenue, less allowance of $30 in 2020 and $20 in 2019	620	827
Accounts and notes receivable – related parties	8	9
Inventories at average cost
Gas in underground storage	420	399
Materials and supplies	149	135
Generating plant fuel stock	62	63
Deferred property taxes	199	305
Regulatory assets	9	33
Prepayments and other current assets	126	73
Total current assets	1,816	1,872

Plant, Property, and Equipment
Plant, property, and equipment, gross	25,893	24,963
Less accumulated depreciation and amortization	7,747	7,272
Plant, property, and equipment, net	18,146	17,691
Construction work in progress	1,422	879
Total plant, property, and equipment	19,568	18,570

Other Non-current Assets
Regulatory assets	2,745	2,489
Accounts receivable	26	29
Accounts and notes receivable – related parties	106	102
Other	575	637
Total other non-current assets	3,452	3,257

Total Assets	$24,836	$23,699

LIABILITIES AND EQUITY
In Millions
	September 30 2020	December 31 2019
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$557	$221
Notes payable	—	90
Accounts payable	626	593
Accounts payable – related parties	10	20
Accrued rate refunds	28	35
Accrued interest	78	67
Accrued taxes	134	481
Regulatory liabilities	69	87
Other current liabilities	124	118
Total current liabilities	1,626	1,712

Non-current Liabilities
Long-term debt	7,458	7,048
Non-current portion of finance leases and other financing	61	76
Regulatory liabilities	3,796	3,742
Postretirement benefits	339	622
Asset retirement obligations	486	474
Deferred investment tax credit	116	120
Deferred income taxes	2,042	1,864
Other non-current liabilities	349	304
Total non-current liabilities	14,647	14,250

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	6,024	5,374
Accumulated other comprehensive loss	(27)	(28)
Retained earnings	1,688	1,513
Total common stockholder’s equity	8,526	7,700
Cumulative preferred stock, $4.50 series	37	37
Total equity	8,563	7,737

Total Liabilities and Equity	$24,836	$23,699
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2020	2019	2020	2019
Total Equity at Beginning of Period	$8,505	$7,647	$7,737	$6,920

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	6,024	5,374	5,374	4,699
Stockholder contribution	—	—	650	675
At end of period	6,024	5,374	6,024	5,374

Accumulated Other Comprehensive Loss
At beginning of period	(28)	(20)	(28)	(21)
Retirement benefits liability
At beginning of period	(28)	(20)	(28)	(21)
Amortization of net actuarial loss	1	—	1	1
At end of period	(27)	(20)	(27)	(20)
At end of period	(27)	(20)	(27)	(20)

Retained Earnings
At beginning of period	1,631	1,415	1,513	1,364
Net income	230	213	625	537
Dividends declared on common stock	(173)	(124)	(449)	(396)
Dividends declared on preferred stock	—	—	(1)	(1)
At end of period	1,688	1,504	1,688	1,504

Preferred Stock
At beginning and end of period	37	37	37	37

Total Equity at End of Period	$8,563	$7,736	$8,563	$7,736
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
The standard required an increase to the allowance for loan losses at EnerBank. Prior to the standard, the allowance reflected expected credit losses over a 12‑month period, but the new guidance requires the allowance to reflect expected credit losses over the entire life of the loans. As a result, CMS Energy recorded a $65 million increase to its expected credit loss reserves on January 1, 2020, with the offsetting adjustment recorded to retained earnings, net of taxes of $14 million. The standard also requires an increase in the initial provision for loan losses recognized in net income for new loans originated in 2020 and beyond. The adoption of this standard resulted in a $15 million reduction to CMS Energy’s income before income taxes for the nine months ended September 30, 2020. For further information on EnerBank’s loans and the related allowance for loan losses, see Note 7, Notes Receivable. At Consumers, the standard applies to the allowance for uncollectible accounts, but did not result in any significant changes to the allowance methodology and did not have a material impact on Consumers’ consolidated financial statements.
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
COVID‑19 Costs Accounting Deferral: In April 2020, the MPSC issued an order authorizing Consumers to defer uncollectible accounts expense incurred beginning March 24, 2020 that are in excess of the amount used to set existing rates. At September 30, 2020, Consumers had recorded $5 million of incremental uncollectible accounts expense as a non‑current regulatory asset.
Voluntary Transmission Asset Sale Gain Share: In September 2019, Consumers completed a sale of a portion of its electric utility’s substation transmission equipment to METC. In December 2019, Consumers filed an application with the MPSC requesting approval to share voluntarily half of the gain from the sale with customers; this application was approved by the MPSC in April 2020. As a result, Consumers deferred $17 million of the gain as a regulatory liability in December 2019 and shared that gain with customers in 2020.
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

CMS Energy Contingencies
Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, were named as defendants in four class action lawsuits and one individual lawsuit arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations include price‑fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Kansas, Missouri, and Wisconsin. In 2016, CMS Energy entities reached a settlement with the plaintiffs in the Kansas and Missouri class action cases for an amount that was not material to CMS Energy. In 2017, the federal district court approved the settlement. Plaintiffs made claims for treble damages, full consideration damages, exemplary damages, costs, interest, and/or attorneys’ fees.
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
In 2019, CMS Energy and the plaintiffs in each of the Kansas and the Wisconsin actions engaged in settlement discussions and CMS Energy recorded a $30 million liability at December 31, 2019 as the probable estimate to settle the two cases. The parties executed a settlement agreement in the Kansas case in February 2020, and that case is now complete. In the Wisconsin case, a settlement agreement was approved in August 2020 and that case is now complete.
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

CMS Land submitted a renewal request for the permit in April 2020. CMS Land is allowed to continue operating under the previous NPDES permit until a response is received from EGLE.
At September 30, 2020, CMS Energy had a recorded liability of $44 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $55 million. CMS Energy expects to pay the following amounts for long‑term leachate disposal and operating and maintenance costs during the remainder of 2020 and in each of the next five years:

In Millions
	2020	2021	2022	2023	2024	2025
CMS Energy
Long‑term leachate disposal and operating and maintenance costs	$1	$4	$4	$4	$4	$4

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At September 30, 2020, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At September 30, 2020, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
Underwater Cables in Straits of Mackinac: Consumers owns certain underwater electric cables in the Straits of Mackinac, which were de‑energized and retired in 1990. Consumers was notified that some of these cables were damaged as a result of vessel activity in 2018. Following the notification, Consumers located, inspected, sampled, capped, and returned the damaged retired cables to their original location on the lake bottom, and did not find any substantive evidence of environmental contamination. After collaborating with the State of Michigan, local Native American tribes, and other stakeholders, Consumers submitted a permit application and removal work plan with EGLE and the U.S. Army Corps of Engineers in December 2019 for partial removal of all Consumers-owned cables. In March 2020, EGLE issued a permit for the removal work and, as a result, Consumers recorded an ARO liability of

$5 million for the cost to remove partially its cables. Removal work was completed in September 2020. Consumers recovers the cost of recorded AROs through MPSC-approved depreciation rates.
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
At September 30, 2020, Consumers had a recorded liability of $57 million for its remaining obligations for these sites. This amount represents the present value of long‑term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $62 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2020 and in each of the next five years:

In Millions
	2020	2021	2022	2023	2024	2025
Consumers
Remediation and other response activity costs	$1	$2	$8	$23	$10	$1

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP‑related remediation costs and recovers them from its customers over a ten‑year period. At September 30, 2020, Consumers had a regulatory asset of $122 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At September 30, 2020, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
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
In September 2020, the MPSC disallowed the recovery of $7 million in incremental gas purchases related to the fire. Consumers could be subject to disallowances of costs associated with the repair and modification of the Ray Compressor Station. At September 30, 2020, Consumers had incurred capital expenditures of $17 million to restore and modify the compressor station.
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
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at September 30, 2020:

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
4:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long‑term debt issuances during the nine months ended September 30, 2020:

	Principal (In Millions)	Interest Rate	Issuance Date	Maturity Date
CMS Energy, parent only
Term loan facility¹	$300	variable	February	February 2021
Junior subordinated notes²	500	4.750%	May	June 2050
Total CMS Energy, parent only	$800
Consumers
Term loan facility³	$300	variable	January	January 2021
First mortgage bonds	575	3.500%	March	August 2051
First mortgage bonds	525	2.500%	May	May 2060
First mortgage bonds[4]	134	variable	May	May 2070
Total Consumers	$1,534
Total CMS Energy	$2,334

[1]	At September 30, 2020, the interest rate on the balance of this term loan facility was 0.606 percent, based on an interest rate of one-week LIBOR plus 0.500 percent.

[2]
These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness. On June 1, 2030, and every five years thereafter, the notes will reset to an interest rate equal to the five-year treasury rate plus 4.116 percent.

[3]	At September 30, 2020, the interest rate on the balance of this term loan facility was 0.556 percent, based on an interest rate of one‑week LIBOR plus 0.450 percent.

[4]	The variable-rate bonds bear interest quarterly at a rate of three-month LIBOR minus 0.300 percent, subject to a zero‑percent floor (zero percent at September 30, 2020).
In October 2020, Consumers issued $127 million in variable-rate first mortgage bonds that mature in October 2070 and bear interest at a rate of three-month LIBOR minus 0.300 percent, subject to a zero‑percent floor.

Presented in the following table is a summary of major long‑term debt retirements during the nine months ended September 30, 2020:

	Principal (In Millions)	Interest Rate	Retirement Date	Maturity Date
Consumers
First mortgage bonds	$100	3.770%	April	October 2020
First mortgage bonds	250	5.300%	June	September 2022
First mortgage bonds	375	2.850%	September	May 2022
Total Consumers	$725
Total CMS Energy	$725

In July 2020, Consumers purchased, in lieu of redemption, $35 million of variable-rate tax-exempt revenue bonds due April 2035. At September 30, 2020, Consumers held the variable-rate tax-exempt revenue bonds and may remarket the bonds or replace them with debt instruments of an equivalent value.
Credit Facilities: The following credit facilities with banks were available at September 30, 2020:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2023	$550	$—	$5	$545
CMS Enterprises, including subsidiaries
September 25, 2025¹	$39	$—	$39	$—
September 30, 2025²	18	—	8	10
Consumers³
June 5, 2023	$850	$—	$7	$843
November 19, 2021	250	—	1	249
April 18, 2022	30	—	30	—

[1]
This letter of credit facility is available to Aviator Wind Equity Holdings. For information regarding the acquisition of Aviator Wind Equity Holdings, see Note 15, Purchase of Variable Interest Entity.

[2]	Under this facility, $8 million is available solely for the purpose of issuing letters of credit. Obligations under this facility are secured by the collateral accounts with the lending bank.

[3]	Obligations under these facilities are secured by first mortgage bonds of Consumers.
Short‑term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2020, there were no commercial paper notes outstanding under this program.

Dividend Restrictions: At September 30, 2020, payment of dividends by CMS Energy on its common stock was limited to $5.3 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at September 30, 2020, Consumers had $1.6 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
For the nine months ended September 30, 2020, Consumers paid $449 million in dividends on its common stock to CMS Energy.
Issuance of Common Stock: In 2018 and 2020, CMS Energy entered into equity offering programs under which it may sell, from time to time, shares of CMS Energy common stock. Under both programs, CMS Energy may sell its common stock in privately negotiated transactions, in “at the market” offerings, through forward sales transactions or otherwise.
During 2018 and 2019, CMS Energy entered into forward sales contracts having an aggregate sales price of $250 million, the maximum allowed under the 2018 program. In March 2020, CMS Energy settled one of these contracts by issuing 2,017,783 shares of common stock for $47.95 per share, resulting in net proceeds of $97 million.
Under the 2020 program, CMS Energy may sell shares of its common stock having an aggregate sales price of up to $500 million. In September 2020, CMS Energy entered into a forward sales contract having an aggregate sale price of $52 million.
Presented in the following table are details of CMS Energy’s remaining forward sales contracts under these programs at September 30, 2020:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	September 30, 2020
November 20, 2018	March 31, 2021	777,899	$50.91	$48.83
February 21, 2019	March 31, 2021	2,083,340	52.27	50.39
September 15, 2020	December 31, 2021	846,759	$61.06	$61.04

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
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle the contracts as of September 30, 2020, CMS Energy would have been required to deliver 538,335 shares.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

In Millions
	CMS Energy, including Consumers		Consumers
	September 30 2020	December 31 2019	September 30 2020	December 31 2019
Assets¹
Restricted cash equivalents	$39	$17	$24	$17
CMS Energy common stock	—	—	1	1
Nonqualified deferred compensation plan assets	20	18	16	14
Derivative instruments	2	1	2	1
Total	$61	$36	$43	$33
Liabilities¹
Nonqualified deferred compensation plan liabilities	$20	$18	$16	$14
Derivative instruments	20	8	1	—
Total	$40	$26	$17	$14

[1]	All assets and liabilities were classified as Level 1 with the exception of derivative contracts, which were classified as Level 2 or Level 3.
Restricted Cash Equivalents: Restricted cash equivalents consist of money market funds with daily liquidity. For further details, see Note 12, Cash and Cash Equivalents.

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
A subsidiary of CMS Enterprises uses floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with future interest payments on certain long‑term variable-rate debt. The interest rate swaps are accounted for as cash flow hedges of the future variability of interest payments on debt with a notional amount of $88 million at September 30, 2020. Gains or losses on these swaps are initially reported in other comprehensive income (loss) and then, as interest payments are made on the hedged debt, are recognized in earnings within other interest expense on CMS Energy’s consolidated statements of income. The amount of losses recorded in other comprehensive loss was $1 million for the three months ended September 30, 2020, and there were no gains or losses recorded in other comprehensive loss for the three months ended September 30, 2019. The amount of losses recorded in other comprehensive loss was $6 million for the nine months ended September 30, 2020 and $4 million for the nine months ended September 30, 2019. There were no material impacts on other interest expense associated with these swaps during the periods presented. The fair value of these swaps recorded in other liabilities on CMS Energy’s consolidated balance sheets totaled $9 million at September 30, 2020 and $5 million at December 31, 2019. CMS Energy also has other interest rate swaps that economically hedge interest rate risk on debt, but that do not qualify for cash flow hedge accounting; the amounts associated with these swaps were not material for the three and nine months ended September 30, 2020 and 2019.
EnerBank uses fixed-to-floating interest rate swaps to manage interest rate risk exposure associated with changes in the fair value of certain long‑term fixed-rate loans. The interest rate swaps qualify as fair value hedges of long‑term, fixed-rate notes receivable with a notional amount of $134 million at September 30, 2020. The fair value of these interest rate swaps recorded in other liabilities was $7 million at September 30, 2020 and $1 million at December 31, 2019. CMS Energy is adjusting the carrying value of the hedged notes receivable for the change in their fair value due to the hedged risk. Both gains and losses on the swaps and the changes to the carrying value of the hedged notes receivable are recorded within operating revenue on CMS Energy’s consolidated statements of income. The net impact of these hedges on operating revenue was not material for the three and nine months ended September 30, 2020 and 2019.
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

In Millions
	September 30, 2020					December 31, 2019
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables¹	$18	$18	$—	$—	$18	$20	$20	$—	$—	$20
Notes receivable²	2,907	3,259	—	—	3,259	2,500	2,652	—	—	2,652
Securities held to maturity	30	31	—	31	—	26	26	—	26	—
Liabilities
Long-term debt³	15,054	17,104	1,185	13,992	1,927	13,062	14,185	1,197	11,048	1,940
Long-term payables[4]	31	33	—	—	33	30	32	—	—	32
Consumers
Assets
Long-term receivables¹	$18	$18	$—	$—	$18	$20	$20	$—	$—	$20
Notes receivable – related party[5]	108	108	—	—	108	103	103	—	—	103
Liabilities
Long-term debt[6]	7,995	9,440	—	7,513	1,927	7,250	8,010	—	6,070	1,940

[1]	Includes current portion of long-term accounts receivable of $12 million at September 30, 2020 and $13 million at December 31, 2019.

[2]	Includes current portion of notes receivable of $272 million at September 30, 2020 and $242 million at December 31, 2019. For further details, see Note 7, Notes Receivable.

[3]	Includes current portion of long‑term debt of $1.8 billion at September 30, 2020 and $1.1 billion at December 31, 2019.

[4]	Includes current portion of long‑term payables of $6 million at September 30, 2020 and $1 million at December 31, 2019.

[5]	Includes current portion of notes receivable – related party of $7 million at September 30, 2020 and December 31, 2019. For further details, see Note 7, Notes Receivable.

[6]	Includes current portion of long‑term debt of $537 million at September 30, 2020 and $202 million at December 31, 2019.
The effects of third‑party credit enhancements were excluded from the fair value measurements of long‑term debt. The principal amount of CMS Energy’s long‑term debt supported by third‑party credit enhancements was $35 million at December 31, 2019. The entirety of this amount was at Consumers.
Debt securities classified as held to maturity consisted primarily of mortgage‑backed securities and Utah Housing Corporation bonds held by EnerBank. Presented in the following table are these investment securities:

In Millions
	September 30, 2020				December 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMS Energy
Debt securities	$30	$1	$—	$31	$26	$—	$—	$26

7:    Notes Receivable
Presented in the following table are details of CMS Energy’s and Consumers’ current and non‑current notes receivable:

In Millions
	September 30, 2020	December 31, 2019
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$272	$242
Non‑current
EnerBank notes receivable, net of allowance for loan losses	2,635	2,258
Total notes receivable	$2,907	$2,500
Consumers
Current
DB SERP note receivable – related party	$7	$7
Non‑current
DB SERP note receivable – related party	101	96
Total notes receivable	$108	$103

EnerBank Notes Receivable
EnerBank notes receivable are primarily unsecured, fixed-rate installment loans provided throughout the U.S. to finance home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses. Authorized contractors pay fees to EnerBank to provide borrowers with same‑as‑cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $137 million at September 30, 2020 and $134 million at December 31, 2019.
During the nine months ended September 30, 2020, EnerBank purchased portfolios of secured and unsecured consumer installment loans with a principal value of $20 million.
EnerBank utilizes FICO scores as a key credit quality indicator when underwriting new loans and in assessing the credit exposures in its loan portfolio. The score is determined at the time of a borrower’s application and is generally not updated since the average duration of loans is about two years. At September 30, 2020, 86 percent of EnerBank’s loans had a FICO score rating between good and excellent. At September 30, 2020, 97 percent of EnerBank’s loan portfolio was originated within the past five years.
The allowance for loan losses at September 30, 2020 reflects expected credit losses over the entire lifetime of the loan portfolio. EnerBank estimates the allowance by using the “weighted-average remaining maturity” methodology for their term loans, and the “probability of default and loss given default” methodology for their same-as-cash loans. These methodologies consider historical loan loss experience, prepayment expectations, and credit quality indicators. EnerBank considers current and projected economic conditions, and other reasonable and supportable forecast information to determine if adjustments to the allowance are necessary. The allowance is increased by the provision for loan losses and decreased by loan charge‑offs net of recoveries. Loan losses are charged against the allowance when the loss is confirmed, but no later than the point at which a loan becomes 120 days past due. Presented in the following table are the changes in the allowance for loan losses:

In Millions
September 30, 2020	Three Months Ended	Nine Months Ended
Balance at beginning of period	$104	$33
Effects of new accounting standard¹	—	62
Provisions for loan losses	19	45
Charge-offs	(9)	(29)
Recoveries	2	5
Balance at end of period	$116	$116

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

Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent loans was $26 million at September 30, 2020 and $33 million at December 31, 2019. At September 30, 2020 and December 31, 2019, EnerBank’s loans that had been modified as troubled debt restructurings were immaterial.
In response to the COVID‑19 pandemic, and consistent with FDIC guidance, EnerBank offered new payment accommodations for current qualifying customers. At September 30, 2020, EnerBank had not experienced increased delinquent loans, charge-offs, or increased loan modifications due to the COVID‑19 pandemic. EnerBank did not make any material adjustments to their allowance for loan losses at September 30, 2020 due to the COVID‑19 pandemic. EnerBank cannot predict the longer-term impacts of the pandemic, but could experience slower lending growth, higher loan write-offs, and increased loan modifications.

EnerBank issues loan commitments to meet customer-financing needs. These commitments are agreements to provide credit as long as certain conditions are met and expire after 120 days. EnerBank uses the same credit policies in making these commitments as it uses for loans. EnerBank had $473 million of off-balance-sheet unfunded loan commitments at September 30, 2020, and had recorded a liability of $9 million for expected credit losses on those commitments.
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
In September 2020, CMS Energy and Consumers determined it was probable that 2020 lump-sum payments to retired employees under DB Pension Plan A would exceed the plan’s service cost and interest cost components of net periodic cost for the year. These lump-sum payments constitute pension plan liability settlements; once such settlements meet the service and interest cost threshold, recognition in earnings is required. As a result, in accordance with GAAP, CMS Energy, including Consumers, performed a remeasurement of DB Pension Plan A as of August 31, 2020 and recognized a settlement loss of $36 million; of this amount, $35 million was deferred as a regulatory asset. Consumers recognized a settlement loss of $35 million, all of which was deferred as a regulatory asset. CMS Energy and Consumers will amortize the regulatory asset over nine years.
As a result of the remeasurement, the liability for DB Pension Plan A increased by $252 million at CMS Energy, with an offsetting increase in the associated regulatory asset of $245 million and a $7 million loss to AOCI. At Consumers, the liability and associated regulatory asset increased by $245 million.

Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
September 30	2020	2019	2020	2019	2020	2019	2020	2019
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$12	$11	$37	$31	$4	$3	$12	$10
Interest cost	20	24	61	73	8	11	25	31
Expected return on plan assets	(47)	(40)	(143)	(121)	(25)	(22)	(75)	(66)
Settlement loss	1	—	1	—	—	—	—	—
Amortization of:
Net loss	23	12	67	36	4	7	11	20
Prior service cost (credit)	—	—	1	1	(14)	(16)	(42)	(47)
Net periodic cost (credit)	$9	$7	$24	$20	$(23)	$(17)	$(69)	$(52)
Consumers
Net periodic cost (credit)
Service cost	$12	$10	$36	$30	$3	$3	$11	$10
Interest cost	20	23	59	69	8	10	24	30
Expected return on plan assets	(45)	(38)	(136)	(114)	(23)	(21)	(70)	(62)
Amortization of:
Net loss	22	12	64	35	4	7	11	20
Prior service cost (credit)	—	—	1	1	(13)	(15)	(40)	(46)
Net periodic cost (credit)	$9	$7	$24	$21	$(21)	$(16)	$(64)	$(48)
Contributions: In January 2020, CMS Energy, including Consumers, contributed $531 million and Consumers contributed $518 million to the DB Pension Plans.

9:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Nine Months Ended September 30	2020	2019
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.7	5.4
TCJA excess deferred taxes¹	(4.0)	(3.4)
Production tax credits	(3.0)	(2.5)
Research and development tax credits, net²	(1.5)	(0.2)
Accelerated flow-through of regulatory tax benefits³	(1.5)	(1.5)
Refund of alternative minimum tax sequestration[4]	(1.3)	—
Other, net	(0.2)	(1.2)
Effective tax rate	14.2%	17.6%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.0	5.7
TCJA excess deferred taxes¹	(3.6)	(3.2)
Production tax credits	(1.9)	(1.6)
Research and development tax credits, net²	(1.3)	(0.2)
Accelerated flow-through of regulatory tax benefits³	(1.1)	(1.0)
Other, net	(0.3)	(0.4)
Effective tax rate	17.8%	20.3%

[1]
In December 2017, Consumers remeasured its deferred tax assets and liabilities at the new federal tax rate enacted by the TCJA and recorded a net $1.6 billion regulatory liability. As a result of an order received in September 2019, Consumers began refunding these excess deferred taxes to customers. In September 2020, the MPSC approved a settlement agreement in Consumers’ 2019 gas rate case including Consumers request to accelerate the amortization of its regulatory liability associated with the unprotected, non-property-related excess deferred income taxes resulting from the TCJA. Consumers will increase its TCJA amortization to fully refund this regulatory liability during the period October 2021 through September 2022 instead of the previous amortization schedule through 2029.

[2]
In March 2020, CMS Energy finalized a study of research and development tax credits for tax years 2012 through 2018. As a result, for the nine months ended September 30, 2020, CMS Energy, including Consumers, recognized a $9 million increase in the credit, net of reserves for uncertain tax positions. Of this amount, $8 million was recognized at Consumers.

[3]
In 2013, the MPSC issued an order authorizing Consumers to accelerate the flow‑through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993. Consumers implemented this regulatory treatment beginning in 2014, with the electric portion ending in 2018 and the gas portion expected to continue through 2025. This change, which also accelerates Consumers’ recognition of the income tax benefits, reduced Consumers’ income tax expense by $8 million for the nine months ended September 30, 2020 and by $7 million for the nine months ended September 30, 2019. In September 2020, the MPSC approved a settlement agreement in Consumers’ 2019 gas rate case including Consumers request to accelerate the amortization of this income tax benefit to fully amortize the balance during the period October 2021 through September 2022 instead of the previous amortization schedule through 2025.

[4]
In January 2020, the IRS issued a decision restoring alternative minimum tax credit refunds sequestered in years prior to 2018. As a result, for the nine months ended September 30, 2020, CMS Energy recognized a $9 million income tax benefit for sequestered amounts related to its 2017 tax return. CMS Energy received the refund in April 2020.

10:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2020	2019	2020	2019
Income available to common stockholders
Net income	$210	$207	$590	$514
Less income (loss) attributable to noncontrolling interests	(8)	—	(7)	1
Net income available to common stockholders – basic and diluted	$218	$207	$597	$513
Average common shares outstanding
Weighted-average shares – basic	285.6	283.0	284.8	282.9
Add dilutive nonvested stock awards	0.8	0.8	0.9	0.8
Add dilutive forward equity sale contracts	0.5	0.8	0.6	0.5
Weighted-average shares – diluted	286.9	284.6	286.3	284.2
Net income per average common share available to common stockholders
Basic	$0.76	$0.73	$2.10	$1.81
Diluted	0.76	0.73	2.09	1.81

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
11:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended September 30, 2020	Electric Utility	Gas Utility	Enterprises¹	EnerBank	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,255	$192	$—	$—	$1,447
Other	—	—	21	—	21
Revenue recognized from contracts with customers	$1,255	$192	$21	$—	$1,468
Leasing income	—	—	36	—	36
Financing income	2	1	—	68	71
Total operating revenue – CMS Energy	$1,257	$193	$57	$68	$1,575
Consumers
Consumers utility revenue
Residential	$624	$120			$744
Commercial	413	27			440
Industrial	161	5			166
Other	57	40			97
Revenue recognized from contracts with customers	$1,255	$192			$1,447
Financing income	2	1			3
Total operating revenue – Consumers	$1,257	$193			$1,450

[1]
Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $23 million for the three months ended September 30, 2020.

In Millions
Three Months Ended September 30, 2019	Electric Utility	Gas Utility	Enterprises¹	EnerBank	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,247	$178	$—	$—	$1,425
Other	—	—	17	—	17
Revenue recognized from contracts with customers	$1,247	$178	$17	$—	$1,442
Leasing income	—	—	42	—	42
Financing income	3	1	—	58	62
Total operating revenue – CMS Energy	$1,250	$179	$59	$58	$1,546
Consumers
Consumers utility revenue
Residential	$585	$111			$696
Commercial	427	27			454
Industrial	175	3			178
Other	60	37			97
Revenue recognized from contracts with customers	$1,247	$178			$1,425
Financing income	3	1			4
Total operating revenue – Consumers	$1,250	$179			$1,429

[1]
Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $28 million for the three months ended September 30, 2019.

In Millions
Nine Months Ended September 30, 2020	Electric Utility	Gas Utility	Enterprises¹	EnerBank	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$3,300	$1,212	$—	$—	$4,512
Other	—	—	57	—	57
Revenue recognized from contracts with customers	$3,300	$1,212	$57	$—	$4,569
Leasing income	—	—	110	—	110
Financing income	7	5	—	191	203
Total operating revenue – CMS Energy	$3,307	$1,217	$167	$191	$4,882
Consumers
Consumers utility revenue
Residential	$1,612	$819			$2,431
Commercial	1,093	227			1,320
Industrial	427	32			459
Other	168	134			302
Revenue recognized from contracts with customers	$3,300	$1,212			$4,512
Financing income	7	5			12
Total operating revenue – Consumers	$3,307	$1,217			$4,524

[1]
Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $69 million for the nine months ended September 30, 2020.

In Millions
Nine Months Ended September 30, 2019	Electric Utility	Gas Utility	Enterprises¹	EnerBank	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$3,373	$1,321	$—	$—	$4,694
Other	—	—	52	—	52
Revenue recognized from contracts with customers	$3,373	$1,321	$52	$—	$4,746
Leasing income	—	—	132	—	132
Financing income	7	5	—	160	172
Total operating revenue – CMS Energy	$3,380	$1,326	$184	$160	$5,050
Consumers
Consumers utility revenue
Residential	$1,531	$898			$2,429
Commercial	1,140	259			1,399
Industrial	511	36			547
Other	191	128			319
Revenue recognized from contracts with customers	$3,373	$1,321			$4,694
Financing income	7	5			12
Total operating revenue – Consumers	$3,380	$1,326			$4,706

[1]
Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $91 million for the nine months ended September 30, 2019.

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
CMS Energy and Consumers recorded uncollectible accounts expense of $5 million for the three months ended September 30, 2020 and $9 million for the three months ended September 30, 2019. CMS Energy and Consumers recorded uncollectible accounts expense of $18 million for the nine months ended September 30, 2020 and $21 million for the nine months ended September 30, 2019. At September 30, 2020, Consumers had deferred $5 million of incremental uncollectible accounts expense as a non‑current regulatory asset. For additional information see Note 2, Regulatory Matters.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month‑end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $267 million at September 30, 2020 and $426 million at December 31, 2019.

12:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
	September 30, 2020	December 31, 2019
CMS Energy, including Consumers
Cash and cash equivalents	$519	$140
Restricted cash and cash equivalents	39	17
Cash and cash equivalents, including restricted amounts	$558	$157
Consumers
Cash and cash equivalents	$199	$11
Restricted cash and cash equivalents	24	17
Cash and cash equivalents, including restricted amounts	$223	$28

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

•	EnerBank, a Utah state-chartered, FDIC-insured industrial bank providing primarily unsecured, fixed-rate installment loans throughout the U.S. to finance home improvements
CMS Energy presents corporate interest and other expenses and Consumers’ other consolidated entities within other reconciling items.

Consumers
The segments reported for Consumers are:

•	electric utility, consisting of regulated activities associated with the generation, purchase, transmission, distribution, and sale of electricity in Michigan

•	gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
Consumers’ other consolidated entities are presented within other reconciling items.
Presented in the following tables is financial information by segment:

In Millions
	Three Months Ended		Nine Months Ended
September 30	2020	2019	2020	2019
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,257	$1,250	$3,307	$3,380
Gas utility	193	179	1,217	1,326
Enterprises	57	59	167	184
EnerBank	68	58	191	160
Total operating revenue – CMS Energy	$1,575	$1,546	$4,882	$5,050
Consumers
Operating revenue
Electric utility	$1,257	$1,250	$3,307	$3,380
Gas utility	193	179	1,217	1,326
Total operating revenue – Consumers	$1,450	$1,429	$4,524	$4,706
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$226	$223	$463	$418
Gas utility	4	(10)	162	119
Enterprises¹	13	7	34	30
EnerBank¹	12	11	34	32
Other reconciling items¹	(37)	(24)	(96)	(86)
Total net income available to common stockholders – CMS Energy	$218	$207	$597	$513
Consumers
Net income (loss) available to common stockholder
Electric utility	$226	$223	$463	$418
Gas utility	4	(10)	162	119
Other reconciling items	—	—	(1)	(1)
Total net income available to common stockholder – Consumers	$230	$213	$624	$536

[1]	Prior period amounts have been reclassified to reflect changes in segment reporting.

In Millions
	September 30, 2020	December 31, 2019
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility¹	$16,668	$16,158
Gas utility¹	9,204	8,785
Enterprises	1,109	405
EnerBank	34	22
Other reconciling items	21	20
Total plant, property, and equipment, gross – CMS Energy	$27,036	$25,390
Consumers
Plant, property, and equipment, gross
Electric utility¹	$16,668	$16,158
Gas utility¹	9,204	8,785
Other reconciling items	21	20
Total plant, property, and equipment, gross – Consumers	$25,893	$24,963
CMS Energy, including Consumers
Total assets
Electric utility¹	$15,556	$14,911
Gas utility¹	9,148	8,659
Enterprises	1,250	527
EnerBank	3,125	2,692
Other reconciling items	201	48
Total assets – CMS Energy	$29,280	$26,837
Consumers
Total assets
Electric utility¹	$15,621	$14,973
Gas utility¹	9,196	8,706
Other reconciling items	19	20
Total assets – Consumers	$24,836	$23,699

[1]	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

14:    Asset Sale and Exit Activities
Asset Sale: In October 2020, Consumers completed a sale of electric transmission assets to METC. Consumers sold these assets at a price above their book value and will recognize a gain in the fourth quarter of 2020.
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
As of September 30, 2020, the cumulative cost incurred and charged to expense related to this program was $14 million; an amount of $2 million has been capitalized as a cost of plant, property, and equipment. Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
September 30, 2020	Nine Months Ended
Retention benefit liability at beginning of period	$4
Costs incurred and charged to maintenance and other operating expenses¹	11
Costs incurred and capitalized	1
Retention benefit liability at the end of the period²	$16

[1]	Includes $4 million for the three months ended September 30, 2020.

[2]	Includes current portion of other liabilities of $7 million.
15:    Purchase of Variable Interest Entity
In July 2020, CMS Enterprises purchased a 51‑percent ownership interest in Aviator Wind Equity Holdings. At that time, Aviator Wind Equity Holdings owned 100 percent of Aviator Wind, a 525‑MW wind generation project being developed and constructed in Coke County, Texas. Of Aviator Wind’s 525‑MW nameplate capacity, 420 MW has been committed under long-term PPAs.
Aviator Wind became operational in September 2020 and, at that time, Aviator Wind Equity Holdings sold a Class A membership interest in Aviator Wind to a tax equity investor, BHE Renewables, LLC, a subsidiary of Berkshire Hathaway Energy Company. Aviator Wind Equity Holdings retained a Class B membership interest in Aviator Wind. Earnings, tax attributes, and cash flows generated by Aviator Wind are allocated among and distributed to the membership classes in accordance with the ratios specified in the associated limited liability company operating agreement; these ratios change over time and are not representative of the ownership interest percentages of each membership class.
Since Aviator Wind’s income and cash flows are not distributed among its investors based on ownership interest percentages, CMS Enterprises allocates Aviator Wind’s income (loss) among its investors by applying the hypothetical liquidation at book value method. This method calculates each investor’s earnings based on a hypothetical liquidation of Aviator Wind at the net book value of its underlying assets as of the balance sheet date. The liquidation tax gain (loss) is allocated to each investor’s capital account, resulting in income (loss) equal to the period change in the investor’s capital account balance.

CMS Enterprises then receives 51 percent of the earnings, tax attributes, and cash flows that were allocated to Aviator Wind Equity Holdings.
Aviator Wind Equity Holdings and Aviator Wind represent VIEs. In accordance with the associated limited liability company operating agreement, the tax equity investor is guaranteed preferred returns from Aviator Wind. However, CMS Enterprises manages and controls the operating activities of Aviator Wind Equity Holdings and, ultimately, Aviator Wind. As a result, CMS Enterprises is the primary beneficiary of Aviator Wind Equity Holdings and Aviator Wind, as it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. CMS Enterprises consolidates Aviator Wind Equity Holdings and Aviator Wind and presents the Class A membership interest and 49 percent of the Class B membership interest in Aviator Wind as noncontrolling interests. No gain or loss was recognized upon initial consolidation of Aviator Wind Equity Holdings and Aviator Wind.
Presented in the following table are the carrying values of the VIEs’ assets and liabilities included in CMS Energy’s consolidated balance sheets:

In Millions
September 30, 2020
Current
Cash and cash equivalents	$3
Restricted cash and cash equivalents	12
Accounts receivable	1
Non-current
Plant, property, and equipment, net	696
Total assets¹	$712
Current
Accounts payable	$7
Non-current
Asset retirement obligations	21
Total liabilities	$28

[1]	Assets may be used only to meet VIEs’ obligations and commitments.
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
The COVID‑19 pandemic has had widespread impacts on people, businesses, economies, and financial markets globally, in the U.S., and in markets where CMS Energy and Consumers conduct business. Future impacts of the pandemic could include a prolonged reduction in economic activity, extended disruption to supply chains and operations, and reduced availability of labor and productivity. CMS Energy and Consumers provide essential services, which means that CMS Energy and Consumers must keep employees, who operate facilities or interact with customers, safe and minimize unnecessary risk of exposure to COVID‑19. CMS Energy and Consumers have taken extra precautions in an effort to protect the health of employees working in the field and in CMS Energy’s and Consumers’ facilities. CMS Energy and Consumers have also implemented work-from-home policies where possible. In response to the pandemic, CMS Energy and Consumers initially suspended shut-offs of service for non-payment and extended payment protection plans for low-income and senior customers. CMS Energy and Consumers slowly began resuming shut-offs of service for non-payment in late July 2020 for commercial and industrial customers and in October 2020 for residential customers. This is a continually evolving situation; CMS Energy and Consumers will continue to monitor developments and will take additional necessary precautions in order to keep employees, customers, contractors, and communities safe.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended September 30, 2020:

Period	Total Number of Shares Purchased¹	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2020 to July 31, 2020	—	$—	—	—
August 1, 2020 to August 31, 2020	992	63.58	—	—
September 1, 2020 to September 30, 2020	—	—	—	—
Total	992	$63.58	—	—

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
142nd Supplemental Indenture dated as of October 7, 2020 between Consumers Energy and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed October 7, 2020 and incorporated herein by reference)

31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1[1]	—	CMS Energy Stock Purchase Plan, as amended and restated October 23, 2020 (Exhibit 99.1 to Form S-3ASR filed October 23, 2020 and incorporated herein by reference)
101.INS	—	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	—	Inline XBRL Taxonomy Extension Schema
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase
104.1	—	Included in the cover page, formatted in Inline XBRL

[1]	Obligation of CMS Energy or its subsidiaries, but not of Consumers.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION

Dated: October 29, 2020	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: October 29, 2020	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer