Form 10-K
period 2020-12-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2021-02-11
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
CMS Energy Corporation:	☒	Consumers Energy Company:	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒
The aggregate market value of CMS Energy voting and non‑voting common equity held by non‑affiliates was $16.647 billion for the 284,957,910 CMS Energy Corporation Common Stock shares outstanding on June 30, 2020 based on the closing sale price of $58.42 for CMS Energy Corporation Common Stock, as reported by the New York Stock Exchange on such date. There were no shares of Consumers common equity held by non‑affiliates as of June 30, 2020.
There were 288,943,354 shares of CMS Energy Corporation Common Stock outstanding on January 15, 2021. On January 15, 2021, CMS Energy held all 84,108,789 outstanding shares of common stock of Consumers.
Documents incorporated by reference in Part III: CMS Energy’s and Consumers’ proxy statement relating to their 2021 Annual Meetings of Shareholders to be held May 7, 2021.

CMS Energy Corporation
Consumers Energy Company
Annual Reports on Form 10-K to the Securities and Exchange Commission for the Year Ended December 31, 2020

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
Craven County Wood Energy Limited Partnership, a VIE in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50-percent interest
COVID‑19
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
DCCP
Defined Company Contribution Plan
DC SERP
Defined Contribution Supplemental Executive Retirement Plan

DIG
Dearborn Industrial Generation, L.L.C., a wholly owned subsidiary of Dearborn Industrial Energy, L.L.C., a wholly owned subsidiary of CMS Energy
Discount Window
Federal Reserve lending program to depository institutions
Dodd-Frank Act
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DTE Electric
DTE Electric Company, a non‑affiliated company
EEI
Edison Electric Institute, an association representing all U.S. investor-owned electric companies
EGLE
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
U.S. Environmental Protection Agency
EPS
Earnings per share
Exchange Act
Securities Exchange Act of 1934
FDIC
Federal Deposit Insurance Corporation
Federal Reserve
Federal Reserve System, the central bank of the U.S.
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
Gas cost recovery
Genesee
Genesee Power Station Limited Partnership, a VIE in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50-percent interest
Grayling
Grayling Generating Station Limited Partnership, a VIE in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50-percent interest
GWh
Gigawatt-hour, a unit of energy equal to one billion watt-hours
Internal Revenue Code
Internal Revenue Code of 1986, as amended
IRP
Integrated resource plan
IRS
Internal Revenue Service
IT
Information Technology
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
Consumers’ Smart Energy grid modernization project, which includes the installation of smart meters that transmit and receive data, a two-way communications network, and modifications to Consumers’ existing IT system to manage the data and enable changes to key business processes
TCJA
Tax Cuts and Jobs Act of 2017
T.E.S. Filer City
T.E.S. Filer City Station Limited Partnership, a VIE in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50-percent interest
USW
United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC
UWUA
Utility Workers Union of America, AFL-CIO
VEBA trust
Voluntary employees’ beneficiary association trusts accounts established specifically to set aside employer-contributed assets to pay for future expenses of the OPEB Plan
VIE
Variable interest entity

Filing Format
This combined Form 10‑K is separately filed by CMS Energy and Consumers. Information in this combined Form 10‑K relating to each individual registrant is filed by such registrant on its own behalf. Consumers makes no representation regarding information relating to any other companies affiliated with CMS Energy other than its own subsidiaries. None of CMS Energy, CMS Enterprises, EnerBank, nor any of CMS Energy’s other subsidiaries (other than Consumers) has any obligation in respect of Consumers’ debt securities or preferred stock and holders of such securities should not consider the financial resources or results of operations of CMS Energy, CMS Enterprises, EnerBank, nor any of CMS Energy’s other subsidiaries (other than Consumers and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers’ debt securities or preferred stock. Similarly, neither Consumers nor any other subsidiary of CMS Energy has any obligation in respect of securities of CMS Energy.
Forward-Looking Statements and Information
This Form 10‑K and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:
•the impact of the COVID-19 pandemic and the related economic disruption on CMS Energy’s and Consumers’ revenues, expenses, uncollectible accounts, energy efficiency programs, pension funding, PSCR and GCR costs, capital investment programs, cash flows, liquidity, maintenance of existing assets, and other operating expenses
•the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures
•potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities
•changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, PURPA, infrastructure integrity or security, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather-related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; and changes in trade policies or regulations
•the ability of Consumers to execute its cost-reduction strategies
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before EGLE, the EPA, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ routine maintenance, repair, and replacement classification under NSR regulations
•changes in energy markets, including availability and price of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates
•the potential effects of a future transition from LIBOR to an alternative reference interest rate in the credit and capital markets
•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, increased use of self-generation including distributed generation, or energy waste reduction and storage
•increased renewable energy demand due to customers seeking to meet their own sustainability goals

•adverse consequences of employee, director, or third-party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•the impact of credit markets, economic conditions, increased competition, and any new banking and consumer protection regulations on EnerBank
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, and government approvals
•potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, operations, or backup systems due to accidents, explosions, physical disasters, global pandemics, cyber incidents, civil unrest, vandalism, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions
•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyber attack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on IT backup or disaster recovery systems
•technological developments in energy production, storage, delivery, usage, and metering
•the ability to implement technology successfully
•the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections
•adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions
•the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements

•the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, and other events
•restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances
•earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts
•changes in financial or regulatory accounting principles or policies (e.g., the adoption of the hypothetical liquidation at book value method of accounting for certain non-regulated renewable energy projects)
•other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents
All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook; and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters and Note 4, Contingencies and Commitments.

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
CMS Energy manages its businesses by the nature of services each provides, and operates principally in four business segments: electric utility; gas utility; enterprises, its non‑utility operations and investments; and EnerBank. Consumers’ consolidated operations account for the substantial majority of CMS Energy’s total assets, income, and operating revenue. CMS Energy’s consolidated operating revenue was $6.7 billion in 2020, $6.8 billion in 2019, and $6.9 billion in 2018.
For further information about operating revenue, income, and assets and liabilities attributable to all of CMS Energy’s business segments and operations, see Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data—CMS Energy Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
Consumers
Consumers has served Michigan customers since 1886. Consumers was incorporated in Maine in 1910 and became a Michigan corporation in 1968. Consumers owns and operates electric generation and distribution facilities and gas transmission, storage, and distribution facilities. It provides electricity and/or natural gas to 6.8 million of Michigan’s 10 million residents. Consumers’ rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and FERC, as well as to NERC reliability standards, as described in Item 1. Business—CMS Energy and Consumers Regulation.
Consumers’ consolidated operating revenue was $6.2 billion in 2020, $6.4 billion in 2019, and $6.5 billion in 2018. For further information about operating revenue, income, and assets and liabilities attributable to Consumers’ electric and gas utility operations, see Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data—Consumers Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
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

In 2020, Consumers served 1.9 million electric customers and 1.8 million gas customers in Michigan’s Lower Peninsula. Presented in the following map are Consumers’ service territories:

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
Business Segments
Consumers Electric Utility
Electric Utility Operations: Consumers’ electric utility operations, which include the generation, purchase, distribution, and sale of electricity, generated operating revenue of $4.4 billion in 2020 and 2019, and $4.6 billion in 2018. Consumers’ electric utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2020 electric utility operating revenue of $4.4 billion by customer class:

Other: 6%
Industrial: 13%
Residential: 48%
Commercial: 33%

Consumers’ electric utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.
In 2020, Consumers’ electric deliveries were 35 billion kWh, which included ROA deliveries of three billion kWh, resulting in net bundled sales of 32 billion kWh. In 2019, Consumers’ electric deliveries were 37 billion kWh, which included ROA deliveries of four billion kWh, resulting in net bundled sales of 33 billion kWh.
Consumers’ electric utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment.

Presented in the following illustration are Consumers’ monthly weather-normalized electric deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including ROA deliveries, during 2020 and 2019:

4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
0
Total GWh per Month
January
February
March
April
May
June
July
August
September
October
November
December
2019
2020

Consumers’ 2020 summer peak demand was 8,215 MW, which included ROA demand of 540 MW. For the 2019-2020 winter season, Consumers’ peak demand was 5,602 MW, which included ROA demand of 464 MW. As required by MISO reserve margin requirements, Consumers owns or controls, through long-term PPAs and short-term capacity purchases, all of the capacity required to supply its projected firm peak load and necessary reserve margin for summer 2021.
Electric Utility Properties: Consumers owns and operates electric generation and distribution facilities. For details about Consumers’ electric generation facilities, see the Electric Utility Generation and Supply Mix section that follows this Electric Utility Properties section. Consumers’ distribution system consists of:
•205 miles of high-voltage distribution overhead lines operating at 138 kV
•4 miles of high-voltage distribution underground lines operating at 138 kV
•4,428 miles of high-voltage distribution overhead lines operating at 46 kV and 69 kV
•19 miles of high-voltage distribution underground lines operating at 46 kV
•77,833 miles of electric distribution overhead lines
•9,264 miles of underground distribution lines
•1,096 substations with an aggregate transformer capacity of 26 million kVA
•two battery facilities with storage capacity of 2 MW
Consumers is interconnected to the interstate high-voltage electric transmission system owned by METC and operated by MISO. Consumers is also interconnected to neighboring utilities and to other transmission systems.

Electric Utility Generation and Supply Mix: During 2020, Consumers announced a goal of achieving net-zero carbon emissions from its electric business by 2040. This goal includes not only emissions from Consumers’ owned generation, but also emissions from the generation of power purchased through long-term PPAs and from the MISO energy market.
Consumers expects to reduce carbon emissions of its owned generation by more than 90 percent from its 2005 levels by 2040 through execution of its Clean Energy Plan, which calls for replacing its coal-fueled generation predominantly with investment in renewable energy. The remaining emissions will be offset through alternative measures including, but not limited to, carbon sequestration, landfill methane emission capture, and large-scale tree planting. Specifically, the Clean Energy Plan provides for the retirement of the D.E. Karn 1 & 2 coal-fueled generating units in 2023 and the potential retirement of the J.H. Campbell 1 & 2 coal-fueled generating units in 2031 or earlier.

Presented in the following table are details about Consumers’ 2020 electric generation and supply mix:

Name and Location (Michigan)	Number of Units and Year Entered Service	2020 Generation Capacity (MW)	[1]	2020 Electric Supply (GWh)
Coal steam generation
J.H. Campbell 1 & 2 – West Olive	2 Units, 1962-1967	540		1,538
J.H. Campbell 3 – West Olive[2]	1 Unit, 1980	785		4,804
D.E. Karn 1 & 2 – Essexville[3]	2 Units, 1959-1961	460		1,618
		1,785		7,960
Oil/Gas steam generation
D.E. Karn 3 & 4 – Essexville	2 Units, 1975-1977	1,058		37
Hydroelectric
Ludington – Ludington	6 Units, 1973	975	[4]	(371)	[5]
Conventional hydro generation – various locations	35 Units, 1906-1949	76		482
		1,051		111
Gas combined cycle
Jackson – Jackson	1 Unit, 2002	547		1,786
Zeeland – Zeeland	3 Units, 2002	534		3,465
		1,081		5,251
Gas combustion turbines
Zeeland (simple cycle) – Zeeland	2 Units, 2001	318		601
Wind generation
Cross Winds® Energy Park – Tuscola County	114 Turbines, 2014, 2018, and 2019	39		722
Lake Winds® Energy Park – Mason County	56 Turbines, 2012	16		273
Gratiot Farms Wind Project – Gratiot County	60 Turbines, 2020	—		22
		55		1,017
Solar generation
Solar Gardens – Allendale and Kalamazoo	15,100 Panels, 2016	2		6
Total owned generation		5,350		14,983
Purchased power[6]
Coal generation – T.E.S. Filer City		60		513
Gas generation – MCV Facility[7]		1,240		6,110
Other gas generation – various locations		152		1,236
Nuclear generation – Palisades[7]		813		6,898
Wind generation – various locations		64		1,160
Solar generation – various locations		4		8
Other renewable generation – various locations		244		1,057
		2,577		16,982
Net interchange power[8]		—		2,655
Total purchased and interchange power		2,577		19,637
Total supply		7,927		34,620
Less distribution and transmission loss				2,810
Total net bundled sales				31,810
1Represents generation capacity during the summer months (planning year 2020 capacity as reported to MISO and limited by interconnection service limits), except for the Gratiot Farms Wind Project, which began operation in December 2020. For wind and solar generation, the amount represents the effective load-carrying capability.
2Represents Consumers’ share of the capacity of the J.H. Campbell 3 unit, net of the 6.69-percent ownership interest of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc.
3Consumers plans to retire these coal-fueled generating units in 2023.
4Represents Consumers’ 51-percent share of the capacity of Ludington. DTE Electric holds the remaining 49-percent ownership interest.
5Represents Consumers’ share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak‑demand hours.
6Represents purchases under long-term PPAs.
7For information about Consumers’ long-term PPAs related to the MCV Facility and Palisades, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments—Contractual Commitments.
8Represents purchases from the MISO energy market.

Presented in the following table are the sources of Consumers’ electric supply for the last three years:

GWh
Years Ended December 31	2020	2019	2018
Owned generation
Coal	7,960	9,776	9,804
Gas	5,883	6,289	5,272
Renewable energy	1,505	1,258	1,187
Oil	6	5	5
Net pumped storage[1]	(371)	(308)	(325)
Total owned generation	14,983	17,020	15,943
Purchased power[2]
Gas generation	7,346	6,812	6,712
Nuclear generation	6,898	6,946	6,749
Renewable energy generation	2,225	2,387	2,379
Coal generation	513	462	511
Net interchange power[3]	2,655	2,059	4,953
Total purchased and interchange power	19,637	18,666	21,304
Total supply	34,620	35,686	37,247
1Represents Consumers’ share of net pumped-storage generation. During 2020, the pumped-storage facility consumed 1,369 GWh of electricity to pump water during off-peak hours for storage in order to generate 998 GWh of electricity later during peak-demand hours.
2Represents purchases under long-term PPAs.
3Represents purchases from the MISO energy market.
During 2020, Consumers acquired 57 percent of the electricity it provided to customers through long-term PPAs and the MISO energy market. Consumers offers its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the market to serve the demand of its customers. Consumers is a net purchaser of power and supplements its generation capability with purchases from the MISO energy market to meet its customers’ needs during peak-demand periods.
At December 31, 2020, Consumers had future commitments to purchase capacity and energy under long-term PPAs with various generating plants. These contracts require monthly capacity payments based on the plants’ availability or deliverability. The payments for 2021 through 2040 are estimated to total $9.0 billion and, for each of the next five years, range from $0.7 billion to $1.1 billion annually. These amounts may vary depending on plant availability and fuel costs. For further information about Consumers’ future capacity and energy purchase obligations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contractual Obligations and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments—Contractual Commitments.
During 2020, 23 percent of the energy Consumers provided to customers was generated by its coal-fueled generating units, which burned five million tons of coal and produced a combined total of 7,960 GWh of electricity. In order to obtain the coal it needs, Consumers enters into physical coal supply contracts.

At December 31, 2020, Consumers had future commitments to purchase coal through 2022; payment obligations under these contracts totaled $88 million. Most of Consumers’ rail-supplied coal contracts have fixed prices, although some contain market-based pricing. Consumers’ vessel-supplied coal contracts have fixed base prices that are adjusted monthly to reflect changes to the fuel cost of vessel transportation. At December 31, 2020, Consumers had 76 percent of its 2021 expected coal requirements under contract, as well as a 54-day supply of coal on hand.
In conjunction with its coal supply contracts, Consumers leases a fleet of railcars and has transportation contracts with various companies to provide rail and vessel services for delivery of purchased coal to Consumers’ generating facilities. Consumers’ coal transportation contracts are future commitments and expire on various dates through 2025; payment obligations under these contracts totaled $718 million at December 31, 2020.
During 2020, 17 percent of the energy Consumers provided to customers was generated by its natural gas‑fueled generating units, which burned 43 bcf of natural gas and produced a combined total of 5,883 GWh of electricity.
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
Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At December 31, 2020, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.9 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties.
Consumers also faces competition or potential competition associated with industrial customers relocating all or a portion of their production capacity outside of Consumers’ service territory for economic reasons; municipalities owning or operating competing electric delivery systems; and customer self-generation. Consumers addresses this competition in various ways, including:
•aggressively controlling operating, maintenance, and fuel costs and passing savings on to customers
•providing renewable energy options and energy waste reduction programs
•providing competitive rate-design options, particularly for large energy-intensive customers
•offering tariff-based incentives that support economic development
•monitoring activity in adjacent geographical areas

Consumers Gas Utility
Gas Utility Operations: Consumers’ gas utility operations, which include the purchase, transmission, storage, distribution, and sale of natural gas, generated operating revenue of $1.8 billion in 2020, and $1.9 billion in 2019 and 2018. Consumers’ gas utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.
Presented in the following illustration is Consumers’ 2020 gas utility operating revenue of $1.8 billion by customer class:

Other: 7%
Industrial: 4%
Commercial: 14%
GCC: 16%
Residential 59%

Consumers’ gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.
In 2020, deliveries of natural gas through Consumers’ pipeline and distribution network, including off-system transportation deliveries, totaled 360 bcf, which included GCC deliveries of 36 bcf. In 2019, deliveries of natural gas through Consumers’ pipeline and distribution network, including off-system transportation deliveries, totaled 391 bcf, which included GCC deliveries of 41 bcf. Consumers’ gas utility operations are seasonal. The consumption of natural gas typically increases in the winter, due primarily to colder temperatures and the resulting use of natural gas as heating fuel. Consumers injects natural gas into storage during the summer months for use during the winter months. During 2020, 43 percent of the natural gas supplied to all customers during the winter months was supplied from storage.

Presented in the following illustration are Consumers’ monthly weather-normalized natural gas deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including GCC deliveries, during 2020 and 2019:

Total bcf per Month
60
50
40
30
20
10
0
January
February
March
April
May
June
July
August
September
October
November
December
2019
2020

Gas Utility Properties: Consumers’ gas transmission, storage, and distribution system consists of:
•2,410 miles of transmission lines
•15 gas storage fields with a total storage capacity of 309 bcf and a working gas volume of 151 bcf
•27,958 miles of distribution mains
•eight compressor stations with a total of 167,017 installed and available horsepower
In 2019, Consumers released its Methane Reduction Plan, which set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will be offset by purchasing and/or producing renewable natural gas.

Gas Utility Supply: In 2020, Consumers purchased 84 percent of the gas it delivered from U.S. suppliers. The remaining 16 percent was purchased from authorized GCC suppliers and delivered by Consumers to customers in the GCC program. Presented in the following illustration are the supply arrangements for the gas Consumers delivered to GCC and GCR customers during 2020:

GCC suppliers: 16%
GCR firm city-gate contracts: 45%
GCR firm gas transportation contracts: 39%

Firm gas transportation or firm city-gate contracts are those that define a fixed amount, price, and delivery time frame. Consumers’ firm gas transportation contracts are with Panhandle Eastern Pipe Line Company and Trunkline Gas Company, LLC, each a non‑affiliated company. Under these contracts, Consumers purchases and transports gas to Michigan for ultimate delivery to its customers. Consumers’ firm gas transportation contracts expire on various dates through 2023 and provide for the delivery of 31 percent of Consumers’ total gas supply requirements in 2021. Consumers purchases the balance of its required gas supply under firm city-gate contracts and through authorized suppliers under the GCC program.
Gas Utility Competition: Competition exists in various aspects of Consumers’ gas utility business. Competition comes from GCC and from alternative fuels and energy sources, such as propane, oil, and electricity.
Enterprises Segment—Non-Utility Operations and Investments
CMS Energy’s enterprises segment, through various subsidiaries and certain equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production. The enterprises segment’s operating revenue was $229 million in 2020, $248 million in 2019, and $252 million in 2018.

Independent Power Production: Presented in the following table is information about the independent power plants in which CMS Energy had an ownership interest at December 31, 2020:

Location	Ownership Interest (%)	Primary Fuel Type	Gross Capacity (MW)	[1]	2020 Net Generation (GWh)
Dearborn, Michigan	100	Natural gas	770		5,029
Gaylord, Michigan	100	Natural gas	134		4
Paulding County, Ohio	100	Wind	105		286
Comstock, Michigan	100	Natural gas	76		78
Delta Township, Michigan	100	Solar	24		42
Phillips, Wisconsin	100	Solar	3		5
Coke County, Texas[2]	51	Wind	525		537
Filer City, Michigan	50	Coal	73		510
New Bern, North Carolina	50	Wood waste	50		229
Flint, Michigan	50	Wood waste	40		91
Grayling, Michigan	50	Wood waste	38		66
Total			1,838		6,877
1Represents the intended full-load sustained output of each plant. The amount of capacity relating to CMS Energy’s ownership interest was 1,480 MW at December 31, 2020.
2Began operation in September 2020.
The operating revenue from independent power production was $32 million in 2020 and 2019, and $19 million in 2018.
Energy Resource Management: CMS ERM purchases and sells energy commodities in support of CMS Energy’s generating facilities with a focus on optimizing CMS Energy’s independent power production portfolio. In 2020, CMS ERM marketed five bcf of natural gas and 7,080 GWh of electricity. Electricity marketed by CMS ERM was generated by independent power production of the enterprises segment and by unrelated third parties. CMS ERM’s operating revenue was $197 million in 2020, $216 million in 2019, and $233 million in 2018.
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
EnerBank’s operating revenue was $262 million in 2020, $221 million in 2019, and $157 million in 2018. EnerBank’s average loan size is $10,000 and all of the loans originated by EnerBank in 2020 were fixed-rate installment loans. The distribution of borrowers throughout the U.S. is generally consistent with the population distribution by state.

EnerBank Competition: EnerBank competes with FDIC-insured banks, credit unions, consumer finance companies, and financial technology companies. EnerBank addresses this competition by:
•offering competitive loan features and pricing
•maintaining a stable funding model
•providing convenient loan processes for contractors and homeowners
•providing strong marketing support for strategic business partners and authorized contractors
•focusing on customer service
CMS Energy and Consumers Regulation
CMS Energy, Consumers, and their subsidiaries are subject to regulation by various federal, state, and local governmental agencies, including those described in the following sections. If CMS Energy or Consumers failed to comply with applicable laws and regulations, they could become subject to fines, penalties, or disallowed costs, or be required to implement additional compliance, cleanup, or remediation programs, the cost of which could be material. For more information on the potential impacts of government regulation affecting CMS Energy and Consumers, see Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook, and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters.
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
CMS Energy and Consumers Environmental Strategy and Compliance
CMS Energy and Consumers are committed to protecting the environment; this commitment extends beyond compliance with applicable laws and regulations. In February 2020, Consumers announced a goal of achieving net-zero carbon emissions from its electric business by 2040. This goal includes not only emissions from Consumers’ owned generation, but also emissions from the generation of power purchased through long-term PPAs and from the MISO energy market.
Consumers expects to reduce carbon emissions of its owned generation by more than 90 percent from its 2005 levels by 2040 through execution of its Clean Energy Plan, which calls for replacing its coal-fueled generation predominantly with investment in renewable energy. The remaining emissions will be offset through alternative measures including, but not limited to, carbon sequestration, landfill methane emission capture, and large-scale tree planting. During 2020, Consumers provided 11 percent of its electricity (self-generated and purchased) from renewable sources. Additionally, Consumers began operation of Gratiot Farms Wind Project, a 150-MW wind generation project, in December 2020 and expects to take full ownership and begin commercial operation of another with capacity of up to 166 MW in early 2021. Furthermore, Consumers has executed agreements to purchase another wind generation project under development, with capacity of up to 201 MW, and a solar generating facility under development, with capacity of up to 150 MW. For each of these projects, Consumers expects to take full ownership and begin commercial operation of the project in 2022.
In addition to Consumers’ efforts to reduce the electric utility’s carbon footprint, it is also making efforts to reduce the gas utility’s methane footprint. In 2019, Consumers released its Methane Reduction Plan, which set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will be offset by purchasing and/or producing renewable natural gas.
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

CMS Energy has recorded a $45 million liability for its subsidiaries’ obligations associated with Bay Harbor and Consumers has recorded a $56 million liability for its obligations at a number of former MGP sites. For additional information, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments.
Solid Waste Disposal: Costs related to the construction, operation, corrective action, and closure of solid waste disposal facilities for coal ash are significant. Consumers’ coal ash disposal areas are regulated under Michigan’s solid waste rules and by the EPA’s rules regulating CCRs. To address some of the requirements of these rules, Consumers has converted all of its fly ash handling systems to dry systems. In addition, Consumers’ ash facilities have programs designed to protect the environment and are subject to quarterly EGLE inspections. Consumers’ estimate of capital and cost of removal expenditures to comply with regulations relating to ash disposal is $156 million from 2021 through 2025.
Water: Consumers uses substantial amounts of water to operate and cool its electric generating plants and gas compression stations. Water discharge quality is regulated and administered by EGLE under the federal NPDES program. To comply with such regulation, Consumers’ facilities have discharge monitoring programs. The EPA issued final regulations for wastewater discharges from electric generating plants in 2015 and amended them in 2017 and 2020. Consumers’ estimate of capital expenditures to comply with these regulations as presently promulgated is $23 million from 2021 through 2025.
In 2014, the EPA finalized its cooling water intake rule for electric generating units, which requires Consumers to evaluate the biological impact of its cooling water intake systems and ensure that it is using the best technology available to minimize adverse environmental impacts. Consumers’ estimate of capital expenditures to comply with these regulations is $38 million from 2021 through 2025.
Air: Consumers is subject to federal and state environmental regulations that require extensive reductions in nitrogen oxides, sulfur dioxides, particulate matter, and mercury emissions. To comply with these regulations, Consumers has invested in emissions control equipment at its electric generating plants. Consumers’ estimate of ongoing capital expenditures to comply with these regulations is $43 million from 2021 through 2025.
Consumers’ future costs to comply with solid waste disposal, water, and air environmental regulations may vary depending on future legislation, litigation, executive orders, treaties, or rulemaking.
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

Human Capital
CMS Energy and Consumers employ a highly trained and skilled workforce comprised of union, non‑union, and seasonal employees, and also uses contractors. Presented in the following table are the number of employees and contractors of CMS Energy and Consumers:

December 31	2020	2019	2018
CMS Energy, including Consumers
Full-time employees	8,148	8,128	7,957
Seasonal employees[1]	603	594	603
Part-time employees	86	67	65
Contractors	508	509	656
Total workforce	9,345	9,298	9,281
Consumers
Full-time employees	7,617	7,642	7,504
Seasonal employees[1]	603	594	603
Part-time employees	10	17	14
Contractors	508	509	656
Total workforce	8,738	8,762	8,777
1Consumers’ seasonal workforce peaked at 603 employees during 2020, and 614 employees during 2019 and 2018. Seasonal employees work primarily during the construction season.
At December 31, 2020, unions represented 41 percent of CMS Energy’s employees and 44 percent of Consumers’ employees. The UWUA represents Consumers’ operating, maintenance, construction, and customer contact center employees. The USW represents Zeeland plant employees. For information about CMS Energy’s and Consumers’ collective bargaining agreements, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Other Outlook and Uncertainties and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12, Retirement Benefits.
The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. On an annual basis, CMS Energy and Consumers set various safety goals, with their primary measure being the number of recordable incidents. There were 101 recordable incidents in 2020 and 105 recordable incidents in 2019. The target for 2021 is no more than 81 recordable incidents. Over the last ten years, Consumers’ OSHA recordable incident rate has decreased by over 53 percent and ranks in the first quartile of its EEI peer group.
In response to the COVID-19 pandemic, CMS Energy and Consumers have issued a response plan that is focused on the health, safety, and well-being of their co-workers, customers, and communities. CMS Energy and Consumers have aligned with safety and health guidelines from the CDC, OSHA, and the Michigan Department of Health and Human Services in order to protect their employees, customers, and contractors to ensure the continued delivery of critical energy services. For more information about CMS Energy’s and Consumers’ response to the COVID-19 pandemic, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.

Within the utility industry, there is strong competition for rare, high-demand talent, including those related to renewable energy generation, technology, and data analytics. In order to address this competition and to be able to meet its human capital needs, CMS Energy and Consumers provide compensation and benefits that are competitive with industry peers. Furthermore, the companies have developed a comprehensive talent strategy, the Talent Roadmap, to attract, develop, and retain highly skilled employees. The strategy focuses on three areas, which are summarized below.
•Cultivating a Purpose-Driven Culture: This goal is aimed at ensuring all co-workers understand how their work drives the companies’ key strategic goals. The companies’ progress toward a purpose-driven culture is measured through an engagement index and an empowerment index developed from data obtained through an annual employee engagement survey of union and non-union co-workers administered by a third party. For the year ended December 31, 2020, the employee engagement index score was 83 percent, which ranked in the first quartile of U.S. utilities. The employee empowerment index score, which measures the percentage of employees that feel the workplace promotes empowerment, was 63 percent. Each employee empowerment question was individually benchmarked and ranked in the second quartile of high-performing companies. The high-performing benchmark was created by the third party who administered the survey through a targeted sampling of working adults within the U.S. who work for firms with widely respected reputations. CMS Energy and Consumers have a goal to achieve a first-quartile score by 2024.
•Creating a Breakthrough Employee Experience: A breakthrough employee experience is one that instills pride and ownership in one’s work. To measure progress toward a breakthrough employee experience, the companies measure employees’ satisfaction with people processes, such as performance management and hiring and onboarding new employees. For the year ended December 31, 2020, the employee experience index was 52 percent; the companies have a goal to achieve a score of 80 percent within the next ten years.
•Building Skill Sets at Scale: With an overarching goal of ensuring employees have the right skills to succeed, the companies measure progress in this area through achievement of workforce planning and hiring milestones and through a first-time skill attainment index to evaluate the effectiveness of training. The companies develop skill sets in co-workers through a variety of means, including union apprenticeship programs and yearly trainings for newly required skills. In 2021, the companies will launch a full-scale development program for leaders to enable robust succession planning and improve employee engagement and empowerment.
This talent strategy allows CMS Energy and Consumers to shape employees’ experience and enable leaders to coach and develop co-workers, source talent, and anticipate and adjust to changing skill sets in the business environment.
Diversity, Equity, and Inclusion
As a part of the companies’ Talent Roadmap, CMS Energy and Consumers also employ a comprehensive diversity, equity, and inclusion strategy designed to embed diversity, equity, and inclusion into all aspects of their business. This is done through embedding standards for diversity, equity, and inclusion into all company processes and ensuring these standards are incorporated into all employee experiences. To measure their success, the companies utilize select questions in the annual engagement survey to create a diversity, equity, and inclusion index. For the year ended December 31, 2020, the diversity, equity, and inclusion index score was 76 percent; the companies have a goal to achieve a score of 78 percent in 2021.
Co-workers are also empowered to engage in employee resource groups and events that encourage candid conversations around diversity, equity, and inclusion. There are seven employee resource groups available to all co-workers; these groups are, by date of origin:

•the Women’s Advisory Panel, contributing to the achievement of the corporate strategy by supporting the retention, development, and success of women
•the Minority Advisory Panel, promoting a culture of diversity and inclusion among all racial and ethnic minorities through education, leadership, development, and networking
•the Women’s Engineering Network, connecting and empowering women in the science, technology, engineering, and mathematics fields, while building capabilities to support company objectives
•the Veteran’s Advisory Panel, supporting former and active military personnel and assisting in recruiting and retaining veterans through career development
•GEN-ERGY, a multigenerational group designed to bridge the gap of learning, networking, and mentoring across the generations of the companies’ workforce
•the Pride Alliance of Consumers Energy, promoting an inclusive environment that is safe, supportive, and respectful for lesbian, gay, bi-sexual, and transgender persons and allies
•capABLE, aimed at removing barriers and creating pathways to meaningful work for employees of all abilities

Information About CMS Energy’s and Consumers’ Executive Officers
Presented in the following table are the company positions held during the last five years for each of CMS Energy’s and Consumers’ executive officers as of February 1, 2021:

Name, Age, Position(s)	Period
Garrick J. Rochow (age 46)
CMS Energy
President, CEO, and Director	12/2020 – Present
Executive Vice President	1/2020 – 12/2020
Senior Vice President	7/2016 – 1/2020
Vice President	3/2015 – 7/2016
Consumers
President, CEO, and Director	12/2020 – Present
Executive Vice President	1/2020 – 12/2020
Senior Vice President	7/2016 – 1/2020
Vice President	10/2010 – 7/2016
CMS Enterprises
Chairman of the Board, CEO, and Director	12/2020 – Present
Rejji P. Hayes (age 46)[1]
CMS Energy
Executive Vice President and CFO	5/2017 – Present
Consumers
Executive Vice President and CFO	5/2017 – Present
CMS Enterprises
Executive Vice President, CFO, and Director	5/2017 – Present
EnerBank
Chairman of the Board and Director	10/2018 – Present
Jean-Francois Brossoit (age 53)[2]
CMS Energy
Senior Vice President	4/2017 – Present
Vice President	11/2016 – 4/2017
Consumers
Senior Vice President	4/2017 – Present
Vice President	11/2016 – 4/2017

Name, Age, Position(s)	Period
Catherine A. Hendrian (age 52)
CMS Energy
Senior Vice President	4/2017 – Present
Vice President	3/2015 – 4/2017
Director of Human Resources	10/2012 – 3/2015
Consumers
Senior Vice President	4/2017 – Present
Vice President	3/2015 – 4/2017
Director of Human Resources	10/2012 – 3/2015
Brandon J. Hofmeister (age 44)
CMS Energy
Senior Vice President	7/2017 – Present
Consumers
Senior Vice President	7/2017 – Present
Vice President	7/2016 – 7/2017
Executive Director, Policy Research, Analysis, and Public Affairs	6/2015 – 7/2016
Executive Director, Policy Research and Analysis	9/2013 – 6/2015
CMS Enterprises
Senior Vice President	9/2017 – Present
Shaun M. Johnson (age 42)[3]
CMS Energy
Senior Vice President and General Counsel	5/2019 – Present
Vice President and Deputy General Counsel	4/2016 – 5/2019
Consumers
Senior Vice President and General Counsel	5/2019 – Present
Vice President and Deputy General Counsel	4/2016 – 5/2019
CMS Enterprises
Senior Vice President, General Counsel, and Director	4/2019 – Present
Vice President and General Counsel	10/2018 – 4/2019
EnerBank
Senior Vice President and General Counsel	8/2018 – 6/2020
Venkat Dhenuvakonda Rao (age 50)
CMS Energy
Senior Vice President	9/2016 – Present
Vice President and Treasurer	7/2012 – 9/2016
Consumers
Senior Vice President	9/2016 – Present
Vice President and Treasurer	7/2012 – 9/2016
CMS Enterprises
Director	11/2017 – Present
Senior Vice President	9/2016 – Present
Vice President and Treasurer	7/2012 – 9/2016
EnerBank
Chairman of the Board	9/2016 – 5/2017

Name, Age, Position(s)	Period
Brian F. Rich (age 46)
CMS Energy
Senior Vice President and Chief Customer Officer	8/2019 – Present
Senior Vice President and Chief Information Officer	7/2016 – 8/2019
Vice President and Chief Information Officer	7/2014 – 7/2016
Consumers
Senior Vice President and Chief Customer Officer	8/2019 – Present
Senior Vice President and Chief Information Officer	7/2016 – 8/2019
Vice President and Chief Information Officer	7/2014 – 7/2016
LeeRoy Wells, Jr. (age 42)
CMS Energy
Senior Vice President	12/2020 – Present
Consumers
Senior Vice President	12/2020 – Present
Vice President	8/2017 – 12/2020
Executive Director, Electric Systems Operations and Maintenance	12/2015 – 8/2017
Glenn P. Barba (age 55)
CMS Energy
Vice President, Controller, and CAO	2/2003 – Present
Consumers
Vice President, Controller, and CAO	1/2003 – Present
CMS Enterprises
Vice President, Controller, and CAO	11/2007 – Present
1Prior to joining CMS Energy and Consumers, Mr. Hayes was executive vice president and CFO for ITC Holdings Corp., a non‑affiliated company, from May 2014 through November 2016. Mr. Hayes started with ITC Holdings Corp. in 2012 as vice president of finance and treasurer.
2Prior to joining CMS Energy and Consumers, Mr. Brossoit was vice president of manufacturing operations for United Technologies Corp., a non‑affiliated company. Mr. Brossoit started with United Technologies Corp. in 2006.
3Prior to joining CMS Energy and Consumers, Mr. Johnson was a partner with Dykema Gossett PLLC, a non‑affiliated company, from 2012 to 2016. Mr. Johnson started with Dykema Gossett PLLC in 2005.
There are no family relationships among executive officers and directors of CMS Energy or Consumers. The list of directors and their biographies will be included in CMS Energy’s and Consumers’ definitive proxy statement for their 2021 Annual Meetings of Shareholders to be held May 7, 2021. The term of office of each of the executive officers extends to the first meeting of each of the Boards of Directors of CMS Energy and Consumers after the next annual election of Directors of CMS Energy and Consumers (to be held on May 7, 2021).
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
•Corporate Governance Principles
•Articles of Incorporation
•Bylaws
•Charters and Codes of Conduct (including the Charters of the Audit Committee, Compensation and Human Resources Committee, Finance Committee, and Governance, Sustainability and Public Responsibility Committee, as well as the Employee, Board of Directors, EnerBank, and Third Party Codes of Conduct)
CMS Energy will provide this information in print to any stockholder who requests it.
The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address is www.sec.gov.
Item 1A.    Risk Factors
CMS Energy and Consumers are exposed to a variety of factors, often beyond their control, that are difficult to predict and that involve uncertainties that may materially adversely affect CMS Energy’s or Consumers’ business, liquidity, financial condition, or results of operations. Additional risks and uncertainties not presently known or that management believes to be immaterial may also adversely affect CMS Energy or Consumers. The risk factors described in the following sections, as well as the other information included in this report and in other documents filed with the SEC, should be considered carefully before making an investment in securities of CMS Energy or Consumers. Risk factors of Consumers are also risk factors of CMS Energy.
Investment/Financial Risks
CMS Energy depends on dividends from its subsidiaries to meet its debt service obligations.
Due to its holding company structure, CMS Energy depends on dividends from its subsidiaries to meet its debt service and other payment obligations. If sufficient dividends were not paid to CMS Energy by its subsidiaries, CMS Energy might not be able to generate the funds necessary to fulfill its payment obligations.
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
The level of CMS Energy’s present and future indebtedness could have several important effects on its future operations, including, among others, that:
•a significant portion of CMS Energy’s cash flow from operations could be dedicated to the payment of principal and interest on its indebtedness and would not be available for other purposes

•covenants contained in CMS Energy’s existing debt arrangements, which require it to meet certain financial tests, could affect its flexibility in planning for, and reacting to, changes in its business
•CMS Energy’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, and general corporate and other purposes could become limited
•CMS Energy could be placed at a competitive disadvantage to its competitors that are less leveraged
•CMS Energy’s vulnerability to adverse economic and industry conditions could increase
•CMS Energy’s future credit ratings could fluctuate
CMS Energy’s ability to meet its debt service obligations and to reduce its total indebtedness will depend on its future performance, which will be subject to general economic conditions, industry cycles, changes in laws or regulatory decisions, and financial, business, and other factors affecting its operations, many of which are beyond its control. CMS Energy cannot make assurances that its businesses will continue to generate sufficient cash flow from operations to service its indebtedness, which could require CMS Energy to sell assets or obtain additional financing.
CMS Energy and Consumers have financing needs and could be unable to obtain bank financing or access the capital markets.
CMS Energy and Consumers rely on the capital markets, as well as on bank syndications, to meet their financial commitments and short-term liquidity needs not otherwise funded internally.
Disruptions in the capital and credit markets, or the inability to obtain required FERC authorization for issuances of securities including debt, could adversely affect CMS Energy’s and Consumers’ access to liquidity needed for their businesses. Any liquidity disruption could require CMS Energy and Consumers to take measures to conserve cash including, but not limited to, deferring capital expenditures, changing commodity purchasing strategies to avoid collateral-posting requirements, and reducing or eliminating future share repurchases, dividend payments, or other discretionary uses of cash.
Entering into new financings is subject in part to capital market receptivity to utility industry securities in general and to CMS Energy’s and Consumers’ securities in particular. CMS Energy and Consumers continue to explore financing opportunities to supplement their respective financial strategies. These potential opportunities include refinancing and/or issuing new debt, issuing CMS Energy preferred stock and/or common equity, or entering into commercial paper, bank financing, and leasing arrangements. CMS Energy and Consumers cannot guarantee the capital markets’ acceptance of their securities. CMS Energy may also, from time to time, repurchase (either in open market transactions or through privately negotiated transactions), redeem, or otherwise retire its outstanding debt. Such activities, if any, will depend on prevailing market conditions, contractual restrictions, and other factors. The amounts involved may or may not be material.
Certain of CMS Energy’s and Consumers’ securities and those of their affiliates are rated by various credit rating agencies. A reduction or withdrawal of one or more of its credit ratings could have a material adverse impact on CMS Energy’s or Consumers’ ability to access capital on acceptable terms and maintain commodity lines of credit, could increase their cost of borrowing, and could cause CMS Energy or Consumers to reduce capital expenditures. If either or both were unable to maintain commodity lines of credit, CMS Energy or Consumers might have to post collateral or make prepayments to certain suppliers under existing contracts. Further, since Consumers provides dividends to CMS Energy, any adverse developments affecting Consumers that result in a lowering of its credit ratings could have an adverse effect on CMS Energy’s credit ratings.

Market performance and other changes could decrease the value of employee benefit plan assets, which then could require substantial funding.
The performance of various markets affects the value of assets that are held in trust to satisfy future obligations under CMS Energy’s and Consumers’ pension and postretirement benefit plans. CMS Energy and Consumers have significant obligations under these plans and hold significant assets in these trusts. These assets are subject to market fluctuations and will yield uncertain returns, which could fall below CMS Energy’s and Consumers’ forecasted return rates. A decline in the market value of the assets or a change in the level of interest rates used to measure the required minimum funding levels could significantly increase the funding requirements of these obligations. Also, changes in demographics, including an increased number of retirements or changes in life expectancy assumptions, could significantly increase the funding requirements of the obligations related to the pension and postretirement benefit plans.
Industry/Regulatory Risks
Changes to ROA could have a material adverse effect on CMS Energy’s and Consumers’ businesses.
Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. The proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is over ten percent. Consumers’ rates are regulated by the MPSC, while alternative electric suppliers charge market-based rates, putting competitive pressure on Consumers’ electric supply. If the ROA limit were increased or if electric generation service in Michigan were deregulated, it could have a material adverse effect on CMS Energy and Consumers.
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
Orders of the MPSC could limit recovery of costs of providing service. These orders could also result in adverse regulatory treatment of other matters. For example, MPSC orders could prevent or curtail Consumers from shutting off non‑paying customers or could prevent or limit the implementation of a gas revenue mechanism.
FERC authorizes certain subsidiaries of CMS Energy to sell electricity at market-based rates. Failure of these subsidiaries to maintain this FERC authority could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. Transmission rates are also set by FERC.
The various risks associated with the MPSC and FERC regulation of CMS Energy’s and Consumers’ businesses, which include the risk of adverse decisions in any number of rate or regulatory proceedings before either agency, as well as judicial proceedings challenging any agency decisions, could have a material adverse effect on CMS Energy and Consumers.

Utility regulation, state or federal legislation, and compliance could have a material adverse effect on CMS Energy’s and Consumers’ businesses.
CMS Energy and Consumers are subject to, or affected by, extensive utility regulation and state and federal legislation. If it were determined that CMS Energy or Consumers failed to comply with applicable laws and regulations, they could become subject to fines, penalties, or disallowed costs, or be required to implement additional compliance, cleanup, or remediation programs, the cost of which could be material. CMS Energy and Consumers cannot predict the impact of new laws, rules, regulations, principles, or practices by federal or state agencies, or challenges or changes to present laws, rules, regulations, principles, or practices and the interpretation of any adoption or change. Furthermore, any state or federal legislation concerning CMS Energy’s or Consumers’ operations could also have a material adverse effect.
FERC, through NERC, oversees reliability of certain portions of the electric grid. CMS Energy and Consumers cannot predict the impact of FERC orders regarding electric system reliability.
Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact CMS Energy and Consumers.
CMS Energy and Consumers are required to make judgments regarding the potential tax effects of various financial transactions and results of operations in order to estimate their obligations to taxing authorities. The tax obligations include income taxes, real estate taxes, sales and use taxes, employment-related taxes, and ongoing issues related to these tax matters. The judgments include determining reserves for potential adverse outcomes regarding tax positions that have been taken and may be subject to challenge by the IRS and/or other taxing authorities. Unfavorable settlements of any of the issues related to these reserves or other tax matters at CMS Energy or Consumers could have a material adverse effect. Additionally, changes in federal, state, or local tax rates or other changes in tax laws could have adverse impacts.
CMS Energy and its subsidiaries, including Consumers and EnerBank, must comply with the Dodd-Frank Act and its related regulations, which are subject to change and could involve material costs or affect operations.
Regulations that are intended to implement the Dodd-Frank Act have been and are still being adopted and modified by the appropriate agencies. The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act. Known, together with its implementing regulations, as the Volcker Rule, it generally restricts certain banking entities (such as EnerBank) and their subsidiaries or affiliates from engaging in proprietary trading activities and from owning equity in or sponsoring any private equity funds or hedge funds (or certain other private issuing entities). The activities of CMS Energy and its subsidiaries (including EnerBank) have not been and are not expected to be materially affected by the Volcker Rule; however, they are restricted from engaging in proprietary trading, investing in third‑party hedge or private equity funds (and certain other private issuing entities), and sponsoring these funds (and entities) in the future unless CMS Energy qualifies for an exemption from the rule. CMS Energy and its subsidiaries are also subject to certain ongoing compliance requirements pursuant to the regulations. CMS Energy cannot predict the full impact of the Volcker Rule, including any impact resulting from changes to implementing regulations, on CMS Energy’s or EnerBank’s operations or financial condition.
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
CMS Energy and Consumers are subject to costly and stringent environmental regulations that will likely require additional significant capital expenditures for CCR disposal and storage, cooling water intake equipment, effluent treatment, and PCB remediation. In addition, regulatory action on PFAS at the state and/or federal level could cause CMS Energy and Consumers to further test and remediate some sites if PFAS is present at certain levels. Present and reasonably anticipated state and federal environmental statutes and regulations will continue to have a material effect on CMS Energy and Consumers.
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
The following risks related to climate change, emissions, and environmental regulations could also have a material adverse impact on CMS Energy and Consumers:
•litigation originated by third parties against CMS Energy or Consumers due to CMS Energy’s or Consumers’ greenhouse gas or other emissions or CCR disposal and storage
•impairment of CMS Energy’s or Consumers’ reputation due to their greenhouse gas or other emissions and public perception of their response to potential environmental regulations, rules, and legislation
•extreme weather conditions, such as severe storms or flooding, that may affect customer demand, company operations, or assets
Consumers retired seven smaller coal-fueled electric generating units in 2016. Consumers may encounter environmental conditions that will need to be addressed in a timely fashion with state and federal environmental regulators as facilities and equipment on these sites are taken out of service.
Consumers expects to collect fully from its customers, through the ratemaking process, expenditures incurred to comply with environmental regulations, but cannot guarantee this outcome. If Consumers were unable to recover these expenditures from customers in rates, CMS Energy or Consumers could be required to seek significant additional financing to fund these expenditures.
For additional information regarding compliance with environmental regulations, see Item 1. Business—CMS Energy and Consumers Environmental Strategy and Compliance and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties and Consumers Gas Utility Outlook and Uncertainties.

CMS Energy’s and Consumers’ businesses could be affected adversely by any delay in meeting environmental requirements.
A delay or failure by CMS Energy or Consumers to obtain or maintain any necessary environmental permits or approvals to satisfy any applicable environmental regulatory requirements or install emission or pollution control equipment could:
•prevent the construction of new facilities
•prevent the continued operation and sale of energy from existing facilities
•prevent the suspension of operations at existing facilities
•prevent the modification of existing facilities
•result in significant additional costs
CMS Energy and Consumers expect to incur additional substantial costs related to remediation of legacy environmental sites.
Consumers expects to incur additional substantial costs related to the remediation of its former MGP sites and other response activity costs at a number of other sites under NREPA and CERCLA. Consumers believes these costs should be recoverable in rates, but cannot guarantee that outcome.
Business/Operations Risks
There are risks associated with Consumers’ substantial capital investment program planned for the next ten years.
Consumers’ planned investments include the construction or acquisition of electric generation, electric and gas infrastructure, conversions and expansions, environmental controls, electric grid modernization technology, and other electric and gas investments to upgrade delivery systems, as well as decommissioning of older facilities. The success of these capital investments depends on or could be affected by a variety of factors that include, but are not limited to:
•effective pre-acquisition evaluation of asset values, future operating costs, potential environmental and other liabilities, and other factors beyond Consumers’ control
•effective cost and schedule management of new capital projects
•availability of qualified construction personnel
•changes in commodity and other prices
•governmental approvals and permitting
•operational performance
•changes in environmental, legislative, and regulatory requirements
•regulatory cost recovery
It is possible that adverse events associated with these factors could have a material adverse effect on Consumers.

CMS Energy and Consumers could be affected adversely by legacy litigation and retained liabilities.
The agreements that CMS Energy and Consumers enter into for the sale of assets customarily include provisions whereby they are required to:
•retain specified preexisting liabilities, such as for taxes, pensions, or environmental conditions
•indemnify the buyers against specified risks, including the inaccuracy of representations and warranties that CMS Energy and Consumers make
•make payments to the buyers depending on the outcome of post-closing adjustments, litigation, audits, or other reviews, including claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions
Many of these contingent liabilities can remain open for extended periods of time after the sales are closed. Depending on the extent to which the buyers might ultimately seek to enforce their rights under these contractual provisions, and the resolution of any disputes concerning them, there could be a material adverse effect on CMS Energy’s or Consumers’ liquidity, financial condition, and results of operations.
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
Consumers’ electric and gas utility businesses are affected by the economic conditions impacting the customers they serve. If the Michigan economy becomes sluggish or declines, Consumers could experience reduced demand for electricity or natural gas that could result in decreased earnings and cash flow. In addition, economic conditions in Consumers’ service territory affect its collections of accounts receivable and levels of lost or stolen gas.
Consumers is exposed to changes in customer usage that could impact financial results.
Technology advances, government incentives and subsidies, and recent regulatory decisions could increase the cost effectiveness of customer-owned methods of producing electricity and managing energy use resulting in reduced load, cross subsidization, and increased costs.
Customers could also reduce their consumption through demand-side energy conservation and energy waste reduction programs.
CMS Energy’s and Consumers’ energy sales and operations are affected by seasonal factors and varying weather conditions from year to year.
CMS Energy’s and Consumers’ utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment, while peak demand for natural gas typically occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel. Accordingly, CMS Energy’s and Consumers’ overall results may fluctuate substantially on a seasonal basis. Mild temperatures during the summer cooling season and winter heating season as well as the impact of extreme weather events on Consumers’ system could have a material adverse effect.

CMS Energy and Consumers are subject to information security risks, risks of unauthorized access to their systems, and technology failures.
In the regular course of business, CMS Energy and Consumers handle a range of sensitive confidential security and customer information. In addition, CMS Energy and Consumers operate in a highly regulated industry that requires the continued operation of sophisticated information and control technology systems and network infrastructure. Despite implementation of security measures, technology systems, including disaster recovery and backup systems, are vulnerable to failure, cyber crime, unauthorized access, and being disabled. These events could impact the reliability of electric generation and electric and gas delivery and also subject CMS Energy and Consumers to financial harm. Cyber crime, which includes the use of malware, computer viruses, and other means for disruption or unauthorized access against companies, including CMS Energy and Consumers, is increasing in frequency, scope, and potential impact. While CMS Energy and Consumers have not been subject to cyber crime incidents that have had a material impact on their operations to date, their security measures in place may be insufficient to prevent a major cyber incident in the future. If technology systems, including disaster recovery and backup systems, were to fail or be breached, CMS Energy and Consumers might not be able to fulfill critical business functions, and sensitive confidential and proprietary data could be compromised. In addition, because CMS Energy’s and Consumers’ generation, transmission, and distribution systems are part of an interconnected system, a disruption caused by a cyber incident at another utility, electric generator, system operator, or commodity supplier could also adversely affect CMS Energy or Consumers.
A variety of technological tools and systems, including both company-owned IT and technological services provided by outside parties, support critical functions. The failure of these technologies, including backup systems, or the inability of CMS Energy and Consumers to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder their business operations. A breach or failure of technology, including disaster recovery or backup systems, could also have a negative impact on CMS Energy’s banking subsidiary, EnerBank.
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
CMS Energy and Consumers are subject to risks that are beyond their control, including but not limited to natural disasters, civil unrest, terrorist attacks and related acts of war, cyber incidents, vandalism, and other catastrophic events.
Natural disasters, severe weather, wars, terrorist acts, civil unrest, vandalism, theft, cyber incidents, pandemics, and other catastrophic events could result in severe damage to CMS Energy’s and Consumers’ assets beyond what could be recovered through insurance policies (which are subject to deductibles and limits), could require CMS Energy and Consumers to incur significant upfront costs, and could severely disrupt operations, resulting in loss of service to customers. There is also a risk that regulators could, after the fact, conclude that Consumers’ preparedness or response to such an event was inadequate and take adverse actions as a result.

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
Natural gas prices in particular have been historically volatile. Consumers routinely enters into contracts for natural gas to mitigate exposure to the risks of demand, market effects of weather, and changes in commodity prices associated with the gas distribution business. These contracts are executed in conjunction with the GCR mechanism, which is designed to allow Consumers to recover prudently incurred costs associated with its natural gas positions. If the MPSC determined that any of these contracts or related contracting policies were imprudent, recovery of these costs could be disallowed.
CMS Energy and Consumers do not always hedge any or all of the exposure of their operations from commodity price volatility. Furthermore, the ability to hedge exposure to commodity price volatility depends on liquid commodity markets. As a result, to the extent the commodity markets are illiquid, CMS Energy and Consumers might not be able to execute their risk management strategies, which could result in larger unhedged positions than preferred at a given time. To the extent that unhedged positions exist, fluctuating commodity prices could have a negative effect on CMS Energy and Consumers. Changes in laws that limit CMS Energy’s and Consumers’ ability to hedge could also have a negative effect on CMS Energy and Consumers.
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
If Consumers were unable to obtain its supply requirements, it could be required to purchase natural gas or coal at higher prices or implement its natural gas curtailment program filed with the MPSC.

Unplanned outages or maintenance could be costly for CMS Energy or Consumers.
Unforeseen outages or maintenance of the electric and gas delivery systems, power plants, gas infrastructure including storage facilities and compression stations, wind energy or solar equipment, and energy products owned in whole or in part by CMS Energy or Consumers may be required for many reasons. When unplanned outages occur, CMS Energy and Consumers will not only incur unexpected maintenance expenses, but may also have to make spot market purchases of electric and gas commodities that may exceed CMS Energy’s or Consumers’ expected cost of generation or gas supply, be forced to curtail services, or retire a given asset if the cost or timing of the maintenance is not reasonable and prudent. Unplanned generator outages could reduce the capacity credit CMS Energy or Consumers receives from MISO and could cause CMS Energy or Consumers to incur additional capacity costs in future years.
The COVID-19 pandemic could materially and adversely affect each of CMS Energy’s and Consumers’ business, results of operations, financial condition, capital investment program, liquidity, and cash flows.
The COVID‑19 pandemic has had widespread impacts on people, businesses, economies, and financial markets globally, in the U.S., and in markets where CMS Energy and Consumers conduct business. Future impacts of the pandemic could include a prolonged reduction in economic activity, extended disruption to supply chains and operations, and reduced availability of labor and productivity. CMS Energy and Consumers provide essential services, which means that CMS Energy and Consumers must keep employees, who operate facilities or interact with customers, safe and minimize unnecessary risk of exposure to COVID‑19. CMS Energy and Consumers have taken extra precautions in an effort to protect the health of employees working in the field and in CMS Energy’s and Consumers’ facilities. CMS Energy and Consumers have also implemented work-from-home policies where possible. This is an evolving situation; CMS Energy and Consumers will continue to monitor developments and will take additional necessary precautions in order to keep employees, customers, contractors, and communities safe.
The ultimate impact of the COVID‑19 pandemic depends on factors beyond CMS Energy’s and Consumers’ knowledge or control. Consumers has experienced a decline in electric deliveries to commercial and industrial customers and increased uncollectible accounts. Over the long term, the pandemic could have numerous and significant adverse effects on CMS Energy and Consumers. Additionally, EnerBank could experience slower lending growth, higher loan write-offs, and increased loan modifications.
CMS Energy and Consumers cannot predict how the COVID‑19 pandemic will impact CMS Energy and Consumers. The degree to which COVID‑19 will impact CMS Energy and Consumers will depend in part on future developments, including the severity and duration of the outbreak, actions or inactions that may be taken by governmental authorities, and to what extent and when normal economic and operational conditions can resume.
General Risk Factors
CMS Energy and Consumers are exposed to counterparty risk.
Adverse economic conditions or financial difficulties experienced by counterparties with whom CMS Energy and Consumers do business could impair the ability of these counterparties to pay for CMS Energy’s and Consumers’ services and/or fulfill their contractual obligations, including performance and payment of damages. CMS Energy and Consumers depend on these counterparties to remit payments and perform contracted services in a timely fashion. Any delay or default in payment or performance of contractual obligations could have a material adverse effect on CMS Energy and Consumers.
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
CMS Energy and Consumers could suffer negative impacts to their reputations as a result of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, or other events. Reputational damage could have a material adverse effect and could result in negative customer perception and increased regulatory oversight.
A work interruption or other union actions could adversely affect Consumers.
Unions represent 44 percent of Consumers’ employees. Consumers’ union agreements expire in 2025. If these employees were to engage in a strike, work stoppage, or other slowdown, Consumers could experience a significant disruption in its operations and higher ongoing labor costs.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Descriptions of CMS Energy’s and Consumers’ properties are found in the following sections of Item 1. Business, all of which are incorporated by reference in this Item 2:
•General—CMS Energy
•General—Consumers
•Business Segments—Consumers Electric Utility—Electric Utility Properties
•Business Segments—Consumers Gas Utility—Gas Utility Properties
•Business Segments—Enterprises Segment—Non-Utility Operations and Investments—Independent Power Production

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
Part II
Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
CMS Energy
CMS Energy’s common stock is traded on the New York Stock Exchange under the symbol CMS. Market prices for CMS Energy’s common stock and related security holder matters are contained in Item 6. Selected Financial Data, which is incorporated by reference herein. At January 15, 2021, the number of registered holders of CMS Energy’s common stock totaled 28,083, based on the number of record holders.
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

Comparison of Five-year Cumulative Total Return

$225
$200
$175
$150
$125
$100
2015
2016
2017
2018
2019
2020
CMS Energy
S&P 500 Index
Dow Jones Utility Index
S&P 400 Utilities Index

	Five-Year Cumulative Total Return
Company/Index	2015	2016	2017	2018	2019	2020
CMS Energy	$100	$119	$139	$151	$196	$195
S&P 500 Index	100	112	136	130	171	203
Dow Jones Utility Index	100	118	134	137	174	177
S&P 400 Utilities Index	100	127	141	151	173	149
These cumulative total returns assume reinvestments of dividends.
Consumers
Consumers’ common stock is privately held by its parent, CMS Energy, and does not trade in the public market.

Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended December 31, 2020:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1, 2020 to October 31, 2020	406	$63.78	—	—
November 1, 2020 to November 30, 2020	235	63.92	—	—
December 1, 2020 to December 31, 2020	623	59.48	—	—
Total	1,264	$61.69	—	—
1All of the common shares were repurchased to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the PISP. The value of shares repurchased is based on the market price on the vesting date.
Unregistered Sales of Equity Securities
None.

Item 6.    Selected Financial Data
CMS Energy Corporation

		2020	2019	2018	2017	2016
Operating revenue (in millions)	($)	6,680	6,845	6,873	6,583	6,399
Income from equity method investees (in millions)	($)	5	10	9	15	13
Net income (in millions)	($)	752	682	659	462	553
Income (loss) attributable to noncontrolling interests (in millions)	($)	(3)	2	2	2	2
Net income available to common stockholders (in millions)	($)	755	680	657	460	551
Average common shares outstanding (in millions)		285.0	283.0	282.2	280.0	277.9
Earnings per average common share
– Basic	($)	2.65	2.40	2.33	1.64	1.99
– Diluted	($)	2.64	2.39	2.32	1.64	1.98
Cash provided by operations (in millions)	($)	1,276	1,790	1,703	1,705	1,629
Capital expenditures, excluding assets placed under finance lease (in millions)	($)	2,317	2,104	2,074	1,665	1,672
Total assets (in millions)	($)	29,666	26,837	24,529	23,050	21,622
Long-term debt, excluding current portion (in millions)	($)	13,634	11,951	10,615	9,123	8,640
Non‑current portion of finance leases and other financing (in millions)	($)	56	76	69	91	110
Cash dividends declared per common share	($)	1.63	1.53	1.43	1.33	1.24
Market price of common stock at year-end	($)	61.01	62.84	49.65	47.30	41.62
Book value per common share at year-end	($)	19.02	17.67	16.78	15.77	15.23
Total employees at year-end		8,837	8,789	8,625	7,952	7,800
Electric Utility Statistics
Sales (billions of kWh)		35	37	38	37	38
Customers (in thousands)		1,866	1,848	1,831	1,826	1,805
Average sales rate per kWh	(¢)	11.74	11.64	11.78	11.98	11.63
Gas Utility Statistics
Sales and transportation deliveries (bcf)		360	391	386	352	358
Customers (in thousands)[1]		1,804	1,793	1,784	1,776	1,772
Average sales rate per mcf	($)	7.60	7.44	7.44	7.51	7.31
1Excludes off-system transportation customers.

Consumers Energy Company

		2020	2019	2018	2017	2016
Operating revenue (in millions)	($)	6,189	6,376	6,464	6,222	6,064
Net income (in millions)	($)	816	743	705	632	616
Net income available to common stockholder (in millions)	($)	814	741	703	630	614
Cash provided by operations (in millions)	($)	1,218	1,601	1,449	1,715	1,681
Capital expenditures, excluding assets placed under finance lease (in millions)	($)	2,170	2,085	1,822	1,632	1,656
Total assets (in millions)	($)	25,399	23,699	22,025	21,099	19,946
Long-term debt, excluding current portion (in millions)	($)	7,742	7,048	6,779	5,561	5,253
Non‑current portion of finance leases and other financing (in millions)	($)	56	76	69	91	110
Total preferred stock (in millions)	($)	37	37	37	37	37
Number of preferred stockholders at year-end		922	968	1,017	1,056	1,095
Total employees at year-end		8,230	8,253	8,121	7,496	7,366
Electric Utility Statistics
Sales (billions of kWh)		35	37	38	37	38
Customers (in thousands)		1,866	1,848	1,831	1,826	1,805
Average sales rate per kWh	(¢)	11.74	11.64	11.78	11.98	11.63
Gas Utility Statistics
Sales and transportation deliveries (bcf)		360	391	386	352	358
Customers (in thousands)[1]		1,804	1,793	1,784	1,776	1,772
Average sales rate per mcf	($)	7.60	7.44	7.44	7.51	7.31
1Excludes off-system transportation customers.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is a combined report of CMS Energy and Consumers.
Executive Overview
CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility; CMS Enterprises, primarily a domestic independent power producer and marketer; and EnerBank, an industrial bank located in Utah. Consumers’ electric utility operations include the generation, purchase, distribution, and sale of electricity, and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas. Consumers’ customer base consists of a mix of primarily residential, commercial, and diversified industrial customers. CMS Enterprises, through its subsidiaries and equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production. EnerBank provides primarily unsecured, fixed-rate installment loans throughout the U.S. to finance home improvements.
CMS Energy and Consumers manage their businesses by the nature of services each provides. CMS Energy operates principally in four business segments: electric utility; gas utility; enterprises, its non‑utility operations and investments; and EnerBank. Consumers operates principally in two business segments: electric utility and gas utility. CMS Energy’s and Consumers’ businesses are affected primarily by:
•regulation and regulatory matters
•state and federal legislation
•economic conditions
•weather
•energy commodity prices
•interest rates
•their securities’ credit ratings
COVID-19 Pandemic
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
Additionally, EnerBank anticipates it could experience slower lending growth, higher loan write-offs, and increased loan modifications in the future as a result of the pandemic. The companies cannot predict the long-term impact of the pandemic on their business, results of operations, financial condition, capital investment program, liquidity, and cash flows. More detailed discussion of the near-term impacts of and future uncertainties related to the COVID‑19 pandemic can be found in Item 1A. Risk Factors and throughout this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. Over the last ten years, Consumers’ OSHA recordable incident rate has decreased by over 53 percent.
In response to the COVID-19 pandemic, CMS Energy and Consumers have issued a response plan that is focused on the health, safety, and well-being of their co-workers, customers, and communities. CMS Energy and Consumers have aligned with safety and health guidelines from the CDC, OSHA, and the Michigan Department of Health and Human Services in order to protect their employees, customers, and contractors to ensure the continued delivery of critical energy services. To align with, and in addition to, these guidelines, CMS Energy and Consumers have:
•secured the supply chain necessary to provide front-line workers with appropriate personal protective equipment and cleaning supplies
•worked with local health departments and hospital systems to begin administering vaccinations to essential front-line employees
•when necessary, sequestered employees with critical roles at generating plants, gas compression facilities, and electric control rooms
•implemented a paid self-quarantine requirement for employees who are exhibiting symptoms of COVID-19 or who have come into contact with a person suspected to have COVID-19
•prohibited business-related international travel and instituted a mandatory ten-day work remote period for employees who return from personal travel to heavily impacted areas
•required employees to work remotely when possible
•when necessary, reduced service at 13 direct payment offices to drop box and drive-through services only
•initially adjusted work to focus on emergent and critical activities such as electric outages, gas leaks, and other public safety and reliability work; as work restrictions have gradually lifted in Michigan, the companies have resumed normal work with safety measures in place
•contracted a chief medical officer to guide the companies’ response and provide rapid support and supplies for the workforce
•limited access to company facilities, enhanced cleaning protocols, and established a mask-wearing policy
•offered additional paid leave to employees to alleviate child care-related burdens and implemented other interim workforce policies to offer flexibility and reduce employee concerns
In response to the pandemic, CMS Energy and Consumers initially suspended shut-offs of service for non-payment and extended payment protection plans for low-income and senior customers. CMS Energy and Consumers slowly began resuming shut-offs of service for non-payment in late July 2020 for commercial and industrial customers and in October 2020 for residential customers. CMS Energy and Consumers remain committed to assisting customers impacted by the pandemic. During 2020, Consumers provided $12 million to help Michigan residents and small businesses who had experienced difficulty paying their energy bill due to the pandemic. Additionally, in December 2020, Consumers donated another $3 million to agencies that provide energy bill assistance to low-income households.
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
Central to Consumers’ commitment to its customers are the initiatives it has undertaken to keep electricity and natural gas affordable, including:
•replacement of coal-fueled generation and PPAs with a cost-efficient mix of renewable energy and energy waste reduction and demand response programs
•targeted infrastructure investment to reduce maintenance costs and improve reliability and safety
•supply chain optimization
•information and control system efficiencies
•employee and retiree health care cost sharing
•workforce productivity enhancements

In addition, Consumers’ gas commodity costs declined by 66 percent from 2010 through 2020, due not only to a decrease in market prices but also to Consumers’ improvements to its gas infrastructure and optimization of its gas purchasing and storage strategy. These gas commodity savings are passed on to customers.
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
CMS Energy and Consumers continue to focus on opportunities to protect the environment and to reduce their carbon footprint. As a result of actions already taken by CMS Energy and Consumers, the companies have:
•decreased their combined percentage of electric supply (self-generated and purchased) from coal by 21 percentage points since 2015
•reduced carbon dioxide emissions by over 35 percent since 2005
•reduced the amount of water used to generate electricity by over 30 percent since 2012
•reduced landfill waste disposal by over 1.5 million tons since 1992
•reduced methane emissions by 17 percent since 2012
Additionally, over the last 20 years, Consumers has reduced its sulfur dioxide, nitrogen oxide, particulate matter, and mercury emissions by over 90 percent. Presented in the following illustration are Consumers’ reductions in these emissions (Consumers began tracking mercury emissions in 2007):

SO2, NOx, and PM Emissions (Tons)
105,000
90,000
75,000
60,000
45,000
30,000
15,000
0
Mercury Emissions (Lbs)
1,000
800
600
400
200
0
2000
2002
2004
2006
2008
2010
2012
2014
2016
2018
2020
Sulfur Dioxide (SO2)
Nitrogen Oxide (NOx)
Mercury
Particulate Matter (PM)

The 2016 Energy Law:
•raised the renewable energy standard to 12.5 percent in 2019 and 15 percent in 2021; Consumers met the 12.5-percent requirement in 2019 and 2020 with a combination of newly generated RECs and previously generated RECs carried over from prior years
•established a goal of 35 percent combined renewable energy and energy waste reduction by 2025; Consumers has achieved 25 percent combined renewable energy and energy waste reduction through 2020
•authorized incentives for demand response programs and expanded existing incentives for energy efficiency programs, referring to the combined initiatives as energy waste reduction programs
•established an integrated planning process for new generation resources
In 2019, the MPSC approved the IRP that Consumers filed in 2018, which details its Clean Energy Plan. Under its Clean Energy Plan, Consumers will meet the requirements of the 2016 Energy Law using its clean and lean strategy, which focuses on increasing the generation of renewable energy, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times. Further, Consumers plans to replace its coal-fueled generation predominantly with investment in renewable energy, which will enable Consumers to meet and exceed the 2016 Energy Law renewable energy requirements and fulfill increasing customer demand for renewable energy. The Clean Energy Plan will also allow Consumers to achieve a breakthrough goal of at least 50 percent combined renewable energy and energy waste reduction by 2030.
In February 2020, Consumers announced a goal of achieving net-zero carbon emissions from its electric business by 2040. This goal includes not only emissions from Consumers’ owned generation, but also emissions from the generation of power purchased through long-term PPAs and from the MISO energy market. Consumers expects to reduce carbon emissions of its owned generation by more than 90 percent from its 2005 levels by 2040 through execution of its Clean Energy Plan. The remaining emissions will be offset through alternative measures including, but not limited to, carbon sequestration, landfill methane emission capture, and large-scale tree planting.

Presented in the following illustration is Consumers’ 2020 capacity portfolio and its future capacity portfolio as projected in the IRP. This illustration includes the effects of purchased capacity and energy waste reduction and uses the nameplate capacity of renewable energy sources:
In September 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28-percent reduction below 2005 levels of greenhouse gas emissions by 2025. Consumers has already surpassed the 28-percent reduction milestone for its owned electric generation and previously announced, in February 2020, a goal of achieving net-zero carbon emissions from its electric business by 2040.
In addition to Consumers’ efforts to reduce the electric utility’s carbon footprint, it is also making efforts to reduce the gas utility’s methane footprint. In 2019, Consumers released its Methane Reduction Plan, which set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will be offset by purchasing and/or producing renewable natural gas.

Additionally, to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers announced the following five‑year targets during 2018:
•to reduce its water use by one billion gallons; since 2017, Consumers reduced its water usage by over 880 million gallons cumulatively
•to enhance, restore, or protect 5,000 acres of land; since 2017, Consumers enhanced, restored, or protected over 4,600 acres of land cumulatively
•to reduce the amount of waste taken to landfills by 35 percent; compared to 2017, Consumers reduced its waste to landfills by 54 percent in 2020

CMS Energy, through CMS Enterprises, continues to pursue further opportunities for the development of renewable generation projects. In July 2020, CMS Enterprises purchased an ownership interest in Aviator Wind, a 525-MW wind generation project in Coke County, Texas. The project was completed and became operational in September 2020.
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
In 2020, CMS Energy’s net income available to common stockholders was $755 million, and diluted EPS were $2.64. This compares with net income available to common stockholders of $680 million and diluted EPS of $2.39 in 2019. In 2020, the benefits from gas and electric rate increases and lower operating and maintenance expenses were offset partially by higher depreciation and property taxes reflecting higher capital spending, lower gas sales due primarily to unfavorable weather, and higher donations. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Consumers has experienced a decline in electric deliveries to commercial and industrial customers as a result of the COVID-19 pandemic. Over the next five years, Consumers expects weather-normalized electric and gas deliveries to remain stable relative to 2020. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in electric and gas demand.

Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service and positively impacting the triple bottom line of people, planet, and profit. During 2020, CMS Energy and Consumers:
•realized over $100 million in cost reductions by leveraging the Consumers Energy Way and through other initiatives
•named a Chief Diversity Officer responsible for setting and monitoring the companies’ diversity, equity, and inclusion strategy
•completed a 90-mile gas pipeline construction project to upgrade gas pipelines and infrastructure throughout three Michigan counties
•announced a new parental leave policy for employees, allowing six months of paid leave to mothers and four months of paid leave to a nonbirthing parent
•pledged to join five other energy companies in facilitating the construction of a Midwest electric vehicle charging network
CMS Energy and Consumers will continue to utilize the Consumers Energy Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
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

Presented in the following illustration are planned capital expenditures of $13.2 billion that Consumers expects to make from 2021 through 2025:

Other electric supply
$0.8 billion
Clean generation
$2.4 billion
Gas infrastructure
$5.3 billion
Electric distribution
$4.7 billion

Of this amount, Consumers plans to spend $10.0 billion over the next five years to maintain and upgrade its gas infrastructure and electric distribution systems in order to enhance safety and reliability, improve customer satisfaction, reduce energy waste on those systems, and facilitate its clean energy transition. The gas infrastructure projects comprise $5.3 billion to sustain deliverability, enhance pipeline integrity and safety, and reduce methane emissions. The electric distribution projects comprise $4.7 billion to strengthen circuits and substations, replace poles, and interconnect clean energy resources. Consumers also expects to spend $2.4 billion for new clean generation, which includes investments in wind, solar, and hydro electric generation resources, and $0.8 billion for other electric supply projects. In response to the COVID‑19 pandemic, Consumers has rescheduled some capital investment projects, but has not made any changes to its long-term capital investment program at this time.
Regulation: Regulatory matters are a key aspect of Consumers’ business, particularly rate cases and regulatory proceedings before the MPSC, which permit recovery of new investments while helping to ensure that customer rates are fair and affordable. Important regulatory events and developments not already discussed are summarized below.
•2019 Gas Rate Case: In December 2019, Consumers filed an application with the MPSC seeking an annual rate increase of $245 million, based on a 10.5 percent authorized return on equity and a projected twelve-month period ending September 30, 2021. In May 2020, Consumers reduced its requested annual rate increase to $229 million. In September 2020, the MPSC approved a settlement agreement authorizing an annual rate increase of $144 million, based on a 9.9 percent authorized return on equity. As part of that agreement, Consumers agreed not to file a new gas rate case prior to December 2021. The MPSC also approved the continuation of a revenue decoupling mechanism, which annually reconciles Consumers’ actual weather-normalized non-fuel revenues with the revenues approved by the MPSC.

•2020 Electric Rate Case: In February 2020, Consumers filed an application with the MPSC seeking an annual rate increase of $244 million, based on a 10.5 percent authorized return on equity and a projected twelve-month period ending December 31, 2021. In July 2020, Consumers reduced its requested annual rate increase to $230 million. In December 2020, the MPSC approved an annual rate increase of $90 million, based on a 9.9 percent authorized return on equity. This increase reflects a $36 million refund to customers of regulatory tax liabilities associated with the remeasurement of Consumers’ deferred income taxes as a result of the TCJA; excluding the impacts of this refund, the order resulted in a $126 million increase in annual rates. The order also approved the recovery of $13 million associated with Consumers’ deferral of depreciation and property tax expense and the overall rate of return on distribution-related capital investments exceeding certain threshold amounts. Additionally, the order approved the method of recovering amounts earned under the financial compensation mechanism approved by the MPSC in Consumers’ IRP. This mechanism allows Consumers to earn a return on payments made under PPAs approved by the MPSC after January 1, 2019.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
Years Ended December 31	2020	2019	2018
Net Income Available to Common Stockholders	$755	$680	$657
Basic Earnings Per Average Common Share	$2.65	$2.40	$2.33
Diluted Earnings Per Average Common Share	$2.64	$2.39	$2.32

In Millions
Years Ended December 31	2020	2019	Change	2019	2018	Change
Electric utility	$554	$509	$45	$509	$535	$(26)
Gas utility	261	233	28	233	169	64
Enterprises	36	33	3	33	34	(1)
EnerBank	58	49	9	49	38	11
Corporate interest and other	(154)	(144)	(10)	(144)	(119)	(25)
Net Income Available to Common Stockholders	$755	$680	$75	$680	$657	$23

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2020 versus 2019:

In Millions
Year Ended December 31, 2019		$680
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$16
Gas sales	(39)
Electric rate increase, including return on higher renewable capital spending	19
Gas rate increase	105
Lower distribution, transmission, generation, and compression expenses	21
Lower corporate and IT expenses	20
Lower OPEB expenses	19
Lower service restoration costs	16
Gain on sale of electric transmission assets in 2020, net of voluntary gain sharing[1]	10
Higher depreciation and amortization	(36)
Higher donations	(22)
Voluntary revenue refund[2]	(21)
Higher property tax, reflecting higher capital spending	(21)
Absence of 2019 gain on sale of electric transmission assets, net of voluntary gain sharing	(13)
Other	(1)
		$73
Enterprises		3
EnerBank		9
Corporate interest and other		(10)
Year Ended December 31, 2020		$755
1See Note 3, Regulatory Matters and Note 22, Asset Sale and Exit Activities.
2See Note 3, Regulatory Matters.
For specific after-tax changes to net income available to common stockholders for 2019 versus 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—CMS Energy Consolidated Results of Operations, in the Form 10‑K for the fiscal year ended December 31, 2019, filed February 6, 2020.
Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for 2020 versus 2019 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
Year Ended December 31, 2019		$509
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$26
Higher sales due primarily to favorable weather and sales mix, offset partially by lower deliveries to commercial and industrial customers	24
Higher energy waste reduction program revenues	19
Voluntary revenue refund[2]	(16)
Lower other revenues	(6)
		$47
Maintenance and other operating expenses
Lower service restoration costs	21
Lower corporate and IT expenses	17
Gain on sale of transmission assets in 2020, net of voluntary gain sharing[3]	14
Lower distribution, transmission, and generation expenses	13
Higher mutual insurance distribution	7
Higher energy waste reduction program costs	(19)
Absence of 2019 gain on sale of transmission assets, net of voluntary gain sharing	(17)
Absence of favorable 2019 litigation settlement	(8)
Retention benefits related to D.E. Karn[4]	(10)
Voluntary separation plan expenses	(6)
Lower maintenance and other operating expenses	13
		25
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(26)
General taxes
Higher property tax, reflecting higher capital spending		(12)
Other income, net of expenses
Lower OPEB expenses	13
Higher donations	(19)
Higher other income, net of expenses	2
		(4)
Interest charges		(4)
Income taxes
Lower tax expense due primarily to research and development tax credits[5]	7
Higher production tax credits attributable primarily to Cross Winds® Energy Park	7
Higher electric utility pre-tax earnings	(7)
Lower other income taxes	12
		19
Year Ended December 31, 2020		$554
1Deliveries to end-use customers were 35.4 billion kWh in 2020 and 36.8 billion kWh in 2019.
2See Note 3, Regulatory Matters.

3See Note 3, Regulatory Matters and Note 22, Asset Sale and Exit Activities.
4See Note 22, Asset Sale and Exit Activities.
5See Note 14, Income Taxes.
For detailed changes to the electric utility’s net income available to common stockholders for 2019 versus 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consumers Electric Utility Results of Operations, in the Form 10‑K for the fiscal year ended December 31, 2019, filed February 6, 2020.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for 2020 versus 2019 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
Year Ended December 31, 2019		$233
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$141
Lower sales due primarily to unfavorable weather	(73)
Voluntary revenue refund[2]	(12)
Disallowance of incremental gas purchased during the Ray Compressor Station fire[3]	(7)
Lower energy waste reduction program revenues	(3)
Higher other revenues	20
		$66
Maintenance and other operating expenses
Lower distribution, transmission, and compression expenses	15
Lower corporate and IT expenses	10
Lower energy waste reduction program costs	3
Voluntary separation plan expenses	(4)
Lower maintenance and other operating expenses	3
		27
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(22)
General taxes
Higher property tax, reflecting higher capital spending	(16)
Lower other general taxes	2
		(14)
Other income, net of expenses
Lower OPEB expenses	12
Higher donations	(11)
Lower other income, net of expenses	(4)
		(3)
Interest charges		(19)
Income taxes
Higher gas utility pre-tax earnings	(7)
Lower tax expense due primarily to research and development tax credits[4]	1
Higher other income taxes	(1)
		(7)
Year Ended December 31, 2020		$261
1Deliveries to end-use customers were 283 bcf in 2020 and 313 bcf in 2019.
2See Note 3, Regulatory Matters.

3See Note 4, Contingencies and Commitments—Consumers Gas Utility Contingencies.
4See Note 14, Income Taxes.
For detailed changes to the gas utility’s net income available to common stockholders for 2019 versus 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consumers Gas Utility Results of Operations, in the Form 10‑K for the fiscal year ended December 31, 2019, filed February 6, 2020.
Enterprises Results of Operations
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for 2020 versus 2019:

In Millions
Year Ended December 31, 2019	$33
Reason for the change
Higher earnings due primarily to improved receivables management and DIG operations	$11
Income tax benefit due to restoring previously sequestered alternative minimum tax credits[1]	4
Absence of 2019 gain on sale of transmission equipment	(12)
Year Ended December 31, 2020	$36
1See Note 14, Income Taxes.
For detailed after-tax changes to the enterprises segment’s net income available to common stockholders for 2019 versus 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Enterprises Results of Operations, in the Form 10‑K for the fiscal year ended December 31, 2019, filed February 6, 2020.
EnerBank Results of Operations
Presented in the following table are the detailed after-tax changes to EnerBank’s net income available to common stockholders for 2020 versus 2019:

In Millions
Year Ended December 31, 2019	$49
Reason for the change
Higher earnings due primarily to growth in consumer lending	$25
Implementation of new credit losses standard[1]	(16)
Year Ended December 31, 2020	$58
1See Note 2, New Accounting Standards.
For detailed after-tax changes to EnerBank’s net income available to common stockholders for 2019 versus 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—EnerBank Results of Operations, in the Form 10‑K for the fiscal year ended December 31, 2019, filed February 6, 2020.

Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for 2020 versus 2019:

In Millions
Year Ended December 31, 2019	$(144)
Reasons for the change
Absence of 2019 accrual for legacy legal obligation	$22
Income tax benefit due to restoring previously sequestered alternative minimum tax credits[1]	5
Higher fixed charges due to higher debt	(16)
Loss on early extinguishment of debt	(12)
Absence of 2019 tax benefits recognized as a result of asset sales	(4)
Other	(5)
Year Ended December 31, 2020	$(154)
1See Note 14, Income Taxes.
For detailed after-tax changes to corporate interest and other’s net income available to common stockholders for 2019 versus 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Corporate Interest and Other Results of Operations, in the Form 10‑K for the fiscal year ended December 31, 2019, filed February 6, 2020.

Cash Position, Investing, and Financing
At December 31, 2020, CMS Energy had $185 million of consolidated cash and cash equivalents, which included $17 million of restricted cash and cash equivalents. At December 31, 2020, Consumers had $35 million of consolidated cash and cash equivalents, which included $15 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for 2020 versus 2019:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2019	$1,790
Reasons for the change
Higher net income	70
Non‑cash transactions[1]	135
Higher contributions to postretirement benefit plans, primarily to pension plans	(702)
Favorable impact of changes in core working capital,[2] due primarily to extended payment terms for vendors in 2020 and higher vendor payments in 2019, offset partially by lower customer receipts due to lower electric and gas deliveries	50
Unfavorable impact of changes in other assets and liabilities, due primarily to higher property tax payments, a payment to settle litigation, and higher energy waste reduction spending in excess of collections, offset partially by the absence of 2019 refunds to customers related to the TCJA and self-implemented electric rates	(67)
Year Ended December 31, 2020	$1,276
Consumers
Year Ended December 31, 2019	$1,601
Reasons for the change
Higher net income	73
Non‑cash transactions[1]	194
Higher contributions to postretirement benefit plans, primarily to pension plans	(683)
Favorable impact of changes in core working capital,[2] due primarily to extended payment terms for vendors in 2020 and higher vendor payments in 2019, offset partially by lower customer receipts due to lower electric and gas deliveries	40
Unfavorable impact of changes in other assets and liabilities, due primarily to higher property tax payments and higher energy waste reduction spending in excess of collections, offset partially by lower income taxes payments to CMS Energy and the absence of 2019 refunds to customers related to the TCJA and self-implemented electric rates	(7)
Year Ended December 31, 2020	$1,218
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, bad debt expense, and other non‑cash operating activities and reconciling adjustments.
2Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

For specific components of net cash provided by operating activities for 2019 versus 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Position, Investing, and Financing—Operating Activities, in the Form 10‑K for the fiscal year ended December 31, 2019, filed February 6, 2020.
Investing Activities
Presented in the following table are specific components of net cash used in investing activities for 2020 versus 2019:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2019	$(2,816)
Reasons for the change
Higher capital expenditures	(213)
Changes in EnerBank notes receivable, reflecting growth in consumer lending	(256)
Lower purchases of notes receivable by EnerBank	326
Higher proceeds from sale of EnerBank notes receivable in 2020	130
Lower proceeds from sale of transmission equipment in 2020[1]	(39)
Other investing activities	1
Year Ended December 31, 2020	$(2,867)
Consumers
Year Ended December 31, 2019	$(2,137)
Reasons for the change
Higher capital expenditures	(85)
DB SERP investment in note receivable – related party	(5)
Lower proceeds from sale of transmission equipment in 2020[1]	(19)
Year Ended December 31, 2020	$(2,246)
1See Note 22, Asset Sale and Exit Activities
For specific components of net cash used in investing activities for 2019 versus 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Position, Investing, and Financing—Investing Activities, in the Form 10‑K for the fiscal year ended December 31, 2019, filed February 6, 2020.

Financing Activities
Presented in the following table are specific components of net cash provided by financing activities for 2020 versus 2019:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2019	$1,008
Reasons for the change
Higher debt issuances	1,028
Higher debt retirements	(725)
Lower borrowings of certificates of deposit at EnerBank	(215)
Higher repayments under Consumers’ commercial paper program	(83)
Higher issuances of common stock, primarily the settlement of equity forward sale contracts	241
Higher payments of dividends on common stock	(31)
Higher debt prepayment costs	(51)
Proceeds from the sale of membership interest in VIE to tax equity investor	417
Contribution from noncontrolling interest	31
Other financing activities	(1)
Year Ended December 31, 2020	$1,619
Consumers
Year Ended December 31, 2019	$508
Reasons for the change
Higher debt issuances	961
Higher debt retirements	(545)
Higher repayments under Consumers’ commercial paper program	(83)
Borrowings from CMS Energy	307
Lower stockholder contribution from CMS Energy	(25)
Higher payments of dividends on common stock	(45)
Higher debt prepayment costs	(35)
Other financing activities, primarily higher debt issuance costs	(8)
Year Ended December 31, 2020	$1,035
For specific components of net cash provided by financing activities for 2019 versus 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Position, Investing, and Financing—Financing Activities, in the Form 10‑K for the fiscal year ended December 31, 2019, filed February 6, 2020.

Capital Resources and Liquidity
CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization—Dividend Restrictions. For the year ended December 31, 2020, Consumers paid $637 million in dividends on its common stock to CMS Energy.
Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, and fund its other obligations. Consumers also uses these sources of funding to contribute to its employee benefit plans.
CMS Energy and Consumers expect to have sufficient liquidity to fund their commitments despite potential material uncertainties that may impact their cash management and financing strategies as a result of the COVID‑19 pandemic. CMS Energy and Consumers rely on the capital markets to fund their robust capital plan and those markets have faced significant strain. CMS Energy and Consumers have mitigated the potential impact of the pandemic on their liquidity by completing financing transactions and reducing the need for additional external funding. For more information on CMS Energy’s and Consumers’ financing transactions, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization.
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
CMS Energy will make a change in method of tax accounting in its 2020 tax return to take advantage of IRS tax guidance that allows certain costs to maintain, replace, or improve electric assets to be deducted as repairs for tax purposes. Under this guidance, the costs can be deducted immediately rather than capitalized and depreciated over a 20-year period. This change will allow CMS Energy to claim accelerated one-time federal tax deductions of approximately $975 million upon initial adoption, with favorable ongoing annual deductions thereafter, placing CMS Energy in a net operating loss carryforward position until 2023.
In 2020, CMS Energy entered into an equity offering program under which it may sell shares of its common stock having an aggregate sales price of up to $500 million in privately negotiated transactions, in “at the market” offerings, through forward sales transactions, or otherwise.
CMS Energy has entered into forward sales transactions under this program, which allow CMS Energy to either physically settle the contracts by issuing shares of its common stock at the then-applicable forward sale price specified by the agreement or net settle the contracts through the delivery or receipt of cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock.
For more information on these forward sale contracts, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization—Issuance of Common Stock.
At December 31, 2020, CMS Energy had $532 million of its revolving credit facility available and Consumers had $1.1 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At December 31, 2020, there were no commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization.
Certain of CMS Energy’s and Consumers’ credit agreements contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At December 31, 2020, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements. CMS Energy and Consumers were each in compliance with these covenants as of December 31, 2020, as presented in the following table:

Credit Agreement	Limit	Actual
CMS Energy, parent only
Debt to Capital[1]	< 0.70 to 1.0	0.58 to 1.0
Consumers
Debt to Capital[2]	< 0.65 to 1.0	0.49 to 1.0
1Applies to CMS Energy’s revolving credit agreement and term loan credit agreement. In April 2020, amendments to these agreements changed the required financial covenant from a leverage ratio to a capitalization ratio.
2Applies to Consumers’ revolving credit agreements and letter of credit agreement.
Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities. CMS Energy’s and Consumers’ present level of cash and expected cash flows from operating activities, together with access to sources of liquidity, are anticipated to be sufficient to fund the companies’ contractual obligations for 2021 and beyond.
CMS Energy is also required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of December 31, 2020. In addition, EnerBank has access to contingent funding sources, including the Discount Window and a $50 million uncommitted federal funds line of credit. Each month, EnerBank pledges a subset of its eligible loans to the Federal Reserve to ensure a seamless borrowing capability should the need arise. At December 31, 2020, there were no outstanding borrowings under EnerBank’s contingent funding sources.
Contractual Obligations: Presented in the following table are CMS Energy’s and Consumers’ contractual obligations. The table excludes all amounts classified as current liabilities on CMS Energy’s and Consumers’ consolidated balance sheets, other than the current portion of long-term debt, leases, and other financing.

In Millions
	Payments Due
December 31, 2020	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
CMS Energy, including Consumers
Long-term debt	$15,272	$1,486	$1,748	$1,493	$10,545
Interest payments on long-term debt	12,563	499	962	880	10,222
Finance leases and other financing	183	36	40	30	77
Operating leases	52	10	6	2	34
AROs	1,971	43	62	50	1,816
Deferred investment tax credit	115	5	10	10	90
Environmental liabilities	118	7	40	19	52
Long-term payables	37	6	23	3	5
Purchase obligations
Total PPAs	8,898	1,057	1,522	1,516	4,803
Other[1]	3,179	1,391	1,136	370	282
Total contractual obligations	$42,388	$4,540	$5,549	$4,373	$27,926
Consumers
Long-term debt	$8,197	$364	$682	$363	$6,788
Interest payments on long-term debt	6,677	281	559	522	5,315
Finance leases and other financing	183	36	40	30	77
Operating leases	43	8	6	2	27
AROs	1,908	43	62	50	1,753
Deferred investment tax credit	115	5	10	10	90
Environmental liabilities	61	3	32	11	15
Purchase obligations
PPAs
MCV PPA	2,815	349	698	705	1,063
Palisades PPA	517	398	119	—	—
Related-party PPAs[2]	318	58	116	97	47
Other PPAs	5,248	252	589	714	3,693
Total PPAs	$8,898	$1,057	$1,522	$1,516	$4,803
Other[1]	2,605	1,333	984	284	4
Total contractual obligations	$28,687	$3,130	$3,897	$2,788	$18,872
1Long-term contracts for the purchase of commodities and related services, and construction and service agreements. The commodities and related services include natural gas and coal and associated transportation.
2Long-term PPAs from certain affiliates of CMS Enterprises.

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
Off-Balance-Sheet Arrangements: CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Additionally, CMS Energy has entered into forward sales contracts to sell its common stock in order to invest in its utility and non-utility businesses; as of December 31, 2020, these contracts have an aggregate sales price of $58 million, maturing through 2022. For additional details on the companies’ indemnity and guarantee arrangements, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments—Guarantees. For additional details on letters of credit and CMS Energy’s forward sales contracts, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Financings and Capitalization.
Capital Expenditures: Over the next five years, Consumers expect to make substantial capital investments. Consumers may revise its forecasts of capital expenditures periodically due to a number of factors, including environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital. Presented in the following table are Consumers’ estimated capital expenditures, including lease commitments, for 2021 through 2025:

In Billions
	2021	2022	2023	2024	2025	Total
Consumers
Electric utility operations	$1.4	$1.8	$1.6	$1.5	$1.6	$7.9
Gas utility operations	1.1	1.2	1.1	1.0	0.9	5.3
Total Consumers	$2.5	$3.0	$2.7	$2.5	$2.5	$13.2
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
Consumers Electric Utility Outlook and Uncertainties
Clean Energy Plan: In 2019, the MPSC approved the IRP that Consumers filed in 2018, which details its Clean Energy Plan. Through its Clean Energy Plan, Consumers expects to reduce carbon emissions of its owned generation by more than 90 percent from its 2005 levels by 2040 and eliminate the use of coal to generate electricity by 2040. The Clean Energy Plan provides the foundation for Consumers’ goal to achieve net-zero carbon emissions from its electric business by 2040. Under this net-zero goal, Consumers plans to eliminate the impact of carbon emissions created by the electricity it generates or purchases for customers. Consumers is required to file a new IRP by June 2021.

Specifically, the Clean Energy Plan provides for:
•the retirement of the D.E. Karn 1 & 2 coal-fueled generating units, totaling 460 MW, in 2023
•the potential retirement of the J.H. Campbell 1 & 2 coal-fueled generating units, totaling 540 MW, in 2031 or earlier
Under the Clean Energy Plan, Consumers will replace the capacity to be retired with:
•increased demand response programs
•increased energy efficiency
•increased renewable energy generation
•conservation voltage reduction
•increased pumped storage
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
As a result of the 2019 request for proposals, in December 2020, Consumers entered into a 25-year PPA under which it will purchase 140 MW of renewable capacity, energy, and RECs from a solar generating facility to be constructed in Calhoun County, Michigan. The facility is expected to be operational in 2022. Also, in January 2021, Consumers entered into an agreement to purchase a solar generating facility under development in Michigan, with capacity of up to 150 MW. Consumers expects to take full ownership and begin commercial operation of the project in 2022. Both of these agreements are subject to MPSC approval.
Renewable Energy Plan: The 2016 Energy Law raised the renewable energy standard to 15 percent in 2021, with an interim target of 12.5 percent in 2019. Consumers met the interim target for 2019 and demonstrated its compliance in the 2019 renewable energy cost reconciliation that the MPSC approved in February 2021. Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least the required percentage of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers expects to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.
Under Consumers’ renewable energy plan, the MPSC has approved the acquisition of up to 525 MW of new wind generation projects and authorized Consumers to earn a 10.7 percent return on equity on any projects approved by the MPSC. Specifically, the MPSC has approved the following:
•purchase and construction of a 150-MW wind generation project in Gratiot County, Michigan; the project became operational in December 2020
•purchase of a wind generation project under development, with capacity of up to 166 MW, in Hillsdale, Michigan; Consumers expects to take full ownership and begin commercial operation of the project in early 2021

In December 2020, Consumers entered into an agreement to purchase a wind generation project under development, with capacity of up to 201 MW, in Gratiot County, Michigan. Consumers expects to take full ownership and begin commercial operation of the project in 2022. The agreement is subject to MPSC approval.
The MPSC also approved the execution of a 20-year PPA under which Consumers will purchase 100 MW of renewable capacity, energy, and RECs from a 149-MW solar generating facility to be constructed in Calhoun County, Michigan; the facility is expected to be operational in 2022.
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
In response to the COVID‑19 pandemic, Michigan’s Governor issued various executive orders requiring all non-essential businesses to close temporarily and Michigan residents to stay home during the period from March 23, 2020 to June 8, 2020. Subsequent executive orders gradually eased restrictions. In October 2020, the Michigan Supreme Court issued an opinion that limits the governor’s authority to issue executive orders relating to the COVID-19 pandemic. Subsequently, the Michigan Department of Health and Human Services issued emergency orders maintaining and then increasing restrictions on indoor gatherings. Most recent orders have resulted in stepped-up enforcement of remote work in lieu of in-person work when possible and restrictions on certain entertainment venues and indoor dining at restaurants. Presently, most businesses are now open at limited capacity and with safety measures in place.
During the period from April 1, 2020 through December 31, 2020, a period covering the majority of the pandemic to date, weather-normalized electric deliveries were approximately five percent lower than deliveries during the same period in 2019, due mainly to a decline in deliveries to commercial and industrial customers of approximately 13 percent. This decline, however, was offset partially by an increase of approximately seven percent in deliveries to residential customers. Consumers cannot predict the long-term impact of the COVID-19 pandemic.
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

Over the next five years, Consumers expects weather-normalized electric deliveries to remain stable relative to 2020. This outlook reflects the effects of energy waste reduction programs and appliance efficiency standards offset largely by modest growth in electric demand. Actual delivery levels will depend on:
•energy conservation measures and results of energy waste reduction programs
•weather fluctuations
•Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At December 31, 2020, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.9 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program.
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
During 2017, the MPSC issued orders finding that it has statutory authority to determine and implement a local clearing requirement, which requires all electric suppliers to demonstrate that a portion of the capacity procured to serve customers during peak demand times is located in the MISO footprint in Michigan’s Lower Peninsula. In 2018, the Michigan Court of Appeals issued a decision that the MPSC does not have statutory authority to implement such a requirement for individual alternative electric suppliers. In April 2020, the Michigan Supreme Court issued a unanimous opinion reversing the Court of Appeals’ decision and determined that the 2016 Energy Law authorizes the MPSC to implement a local clearing requirement on individual alternative electric suppliers. The Michigan Supreme Court remanded the case to the Court of Appeals to consider a procedural challenge previously undecided by the Court of Appeals; this challenge concerns the process that the MPSC used in 2017 to consider a local clearing requirement and does not affect the substance of the MPSC’s authority to implement a local clearing requirement for future planning periods. In April 2020, ABATE filed a motion for rehearing of the Michigan Supreme Court’s decision; the Michigan Supreme Court denied ABATE’s motion in May 2020. In June 2020, the Michigan Court of Appeals issued a letter resubmitting the case for its consideration of the Michigan Supreme Court’s remand of the procedural issue. In December 2020, the Michigan Court of Appeals issued a decision in response to the Michigan Supreme Court’s procedural remand upholding the MPSC’s procedure for determining capacity obligations of electric providers under the 2016 Energy Law. The Michigan Court of Appeals also held that the 2016 Energy Law’s provision for the MPSC to implement a local clearing requirement does not constitute an unlawful delegation of the Michigan Legislature’s authority.
In September 2020, ABATE and another intervenor filed a complaint against the MPSC in the U.S. District Court for the Eastern District of Michigan challenging the constitutionality of a local clearing requirement. The complaint requests the federal court to issue a permanent injunction prohibiting the MPSC from implementing a local clearing requirement on individual electric providers. In

December 2020, Consumers filed a motion to intervene and defend the local clearing requirement in that federal litigation; this motion was granted in January 2021.
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters and Note 4, Contingencies and Commitments.
Depreciation Rate Case: In July 2020, Consumers filed a depreciation case related to Ludington, requesting to increase depreciation expense, and its recovery of that expense, by $17 million annually. In February 2021, the MPSC approved a settlement agreement that decreases depreciation expense by $9 million annually based on December 31, 2019 balances. The new depreciation rates will be reflected in rates determined in Consumers’ next-filed electric rate case.
PSCR Plan: Consumers submitted its 2021 PSCR plan to the MPSC in September 2020 and, in accordance with its proposed plan, self-implemented the 2021 PSCR charge beginning in January 2021. In January 2021, Consumers filed an amendment to its plan with the MPSC and will self-implement a new 2021 PSCR charge beginning in May 2021.
Electric Environmental Outlook: Consumers’ operations are subject to various state and federal environmental laws and regulations. Consumers estimates that it will incur capital expenditures of $260 million from 2021 through 2025 to continue to comply with RCRA, the Clean Water Act, the Clean Air Act, and numerous state and federal environmental regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters.
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
In 2012, the EPA published emission standards for electric generating units, known as MATS, based on Section 112 of the Clean Air Act. Under MATS, all of Consumers’ existing coal-fueled electric generating units were required to add additional controls for hazardous air pollutants. Consumers met the deadline for five coal-fueled units and two oil/gas-fueled units it continues to operate and retired its seven remaining coal-fueled units. In addition, in May 2020, the EPA finalized changes to the supporting analysis used to enact MATS, but did not make any changes to the MATS regulations. These changes do not impact Consumers’ MATS compliance strategy because, if the MATS regulations were repealed, Consumers would then be required to comply with the Michigan Mercury Rule, which has similar requirements to MATS. In addition, Consumers must comply with emission limits in its renewable operating permits, which have similar emission requirements to MATS.
In 2015, the EPA lowered the NAAQS for ozone. The 2015 ozone NAAQS made it more difficult to construct or modify power plants and other emission sources in areas of the country that have not met the 2015 ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. None of Consumers’ fossil-fuel-fired generating units are located in these areas. Additionally, the State of Michigan has convened industry workgroups to seek implementation and control strategy ideas for statewide compliance of the 2015 ozone standard. In August 2020, the EPA proposed to retain the 2015 NAAQS for ozone without revision, and finalized this regulatory decision in December 2020. Consumers does not expect that any litigation involving NAAQS for ozone will have a material adverse impact on its generating assets.
Consumers’ strategy to comply with air quality regulations, including CSAPR, NAAQS, and MATS, as well as its legal obligations, involved the installation and operation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA and EGLE rulemakings, litigation, executive orders, treaties, and congressional action. This evaluation could result in:
•a change in Consumers’ fuel mix
•changes in the types of generating units Consumers may purchase or build in the future
•changes in how certain units are used
•the retirement, mothballing, or repowering with an alternative fuel of some of Consumers’ generating units
•changes in Consumers’ environmental compliance costs
Greenhouse Gases: There have been numerous legislative and regulatory initiatives at the state, regional, national, and international levels that involve the potential regulation of greenhouse gases. Consumers continues to monitor and comment on these initiatives and to follow litigation involving greenhouse gases.
In 2015, the EPA finalized new rules pursuant to Section 111(b) of the Clean Air Act to limit carbon dioxide emissions from new electric generating units, as well as modified or reconstructed electric generating units. New coal-fueled units would not be able to meet this limit without installing carbon dioxide control equipment using such methods as carbon capture and sequestration.
In 2018, the EPA proposed a revised Section 111(b) regulation to replace the 2015 standard rule limiting carbon dioxide emissions from new electric generating units, citing limited availability and high costs of carbon capture and sequestration equipment as reasons to change the 2015 rule. The revised Section 111(b) regulation would require new coal-fueled generating units to meet a highly efficient steam cycle performance standard. If finalized, Consumers does not expect this proposal to change its existing environmental strategy.
In 2019, the EPA finalized the Affordable Clean Energy rule. The rule requires individual states to evaluate coal‑fueled power plants for heat‑rate improvements that could increase overall plant efficiency. The evaluations to be performed by the State of Michigan may require Consumers to make heat-rate improvements at its J.H. Campbell plant beginning in the mid‑2020s. However, the D.C. Circuit Court of Appeals vacated and remanded this rule to the EPA in January 2021. Consumers cannot evaluate the potential impact of the remand until the EPA acts and any additional appeals are extinguished.
In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. While the U.S. withdrew from the Paris Agreement, it has taken the necessary steps to rejoin the Paris Agreement in 2021. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events.
In September 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28-percent reduction below 2005 levels of greenhouse gas emissions by 2025. Consumers has already surpassed the 28-percent reduction milestone for its owned electric generation and previously announced, in February 2020, a goal of achieving net-zero carbon emissions from its electric business by 2040. The order directs EGLE to develop and oversee an action plan for achieving these goals. In addition, the Governor established the Council on Climate Solutions, an advisory group of key stakeholders to be appointed by the Governor that will assist EGLE in implementing the plan. These goals are aspirational in nature and any changes in law or regulation to achieve these goals would need to be approved by Michigan Legislature or the relevant regulatory agency. The MPSC has requested comments from utilities and other stakeholders on how the Governor’s goal should be incorporated into future IRP filings. Consumers does not expect any adverse changes to its environmental strategy as a result of these events.
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
Litigation, international treaties, executive orders, federal laws and regulations (including regulations by the EPA), and state laws and regulations, if enacted or ratified, could ultimately require Consumers to replace equipment, install additional emission control equipment, purchase emission allowances or credits, curtail operations, arrange for alternative sources of supply, mothball or retire facilities that generate certain emissions, pursue energy efficiency or demand response measures more swiftly, or take other steps to manage or lower the emission of greenhouse gases. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
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
The EPA regulates cooling water intake systems of existing electric generating plants under Section 316(b) of the Clean Water Act and the corresponding rules that were revised in 2014. The rules seek to reduce alleged harmful impacts on aquatic organisms, such as fish. In 2018, Consumers submitted to EGLE for approval all required studies and recommended plans to comply with Section 316(b), but has not yet received final approval.
In 2015, the EPA released its final effluent limitation guidelines for steam electric generating plants. These guidelines, which are presently being litigated, set stringent new requirements for the discharge from electric generating units into surface waters. The EPA published a final rule in October 2020, with an effective date of December 2020, revising the 2015 guidelines related to the discharge of certain wastewater streams from electric generating units. The rule also allows for extension of the compliance deadline from the end of 2023 to the end of 2025, upon approval by EGLE through the NPDES permitting process. Consumers does not expect any adverse changes to its environmental strategy as a result of these revisions to the rule.
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
Retention Incentive Program: In October 2019, Consumers announced a retention incentive program to ensure necessary staffing at the D.E. Karn generating complex through the anticipated retirement of the coal-fueled generating units. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2023 is estimated to be $35 million. Consumers expects to recognize $8 million of retention benefit costs in 2021; this expense will be deferred as a regulatory asset. In its order in Consumers’ 2020 electric rate case, the MPSC approved deferred accounting treatment for these costs. For additional details on this program, see Note 22, Asset Sale and Exit Activities.

Consumers Gas Utility Outlook and Uncertainties
Gas Deliveries: Consumers’ gas customer deliveries are seasonal. The peak demand for natural gas typically occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel.
The impact of the COVID-19 pandemic on weather-normalized gas deliveries during 2020 was not material. Consumers has experienced and anticipates it will continue to experience increased uncollectible accounts in the near term, but cannot predict the long-term impact of the pandemic on Michigan’s economy or its customers.
Over the next five years, Consumers expects weather-normalized gas deliveries to remain stable relative to 2020. This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this expectation as a result of:
•weather fluctuations
•use by power producers
•availability and development of renewable energy sources
•gas price changes
•Michigan economic conditions, including population trends and housing activity
•the price of competing energy sources or fuels
•energy efficiency and conservation impacts
Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For additional details on rate matters, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters and Note 4, Contingencies and Commitments.
GCR Plan: Consumers submitted its 2021-2022 GCR plan to the MPSC in December 2020 and, in accordance with its proposed plan, expects to self-implement the 2021-2022 GCR charge beginning in April 2021.
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
Greenhouse Gases: Consumers is making voluntary efforts to reduce its gas utility’s methane emissions. In 2019, Consumers released its Methane Reduction Plan, which set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Under its Methane Reduction Plan, Consumers plans to reduce methane emissions from its system by about 80 percent by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will be offset by purchasing and/or producing renewable natural gas.
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
•extended the requirement to achieve annual reductions of 1.0 percent in customers’ electricity use through 2021 and 0.75 percent in customers’ natural gas use indefinitely
•removed limits on investments under the program and provided for a higher return on those investments; together, these provisions effectively doubled the financial incentives Consumers may earn for exceeding the statutory targets
•established a goal of 35 percent combined renewable energy and energy waste reduction by 2025; Consumers has achieved 25 percent combined renewable energy and energy waste reduction through 2020
Additionally, the MPSC has approved the recovery of demand response costs and an associated financial incentive based on demand response target performance.
Under its energy waste reduction plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs. The COVID‑19 pandemic may impact Consumers’ ability to execute energy efficiency programs effectively and, accordingly, could affect Consumers’ ability to exceed its statutory savings targets and earn the maximum energy waste reduction incentive for 2021. Consumers cannot predict the ultimate financial impact of the pandemic on its 2021 energy waste reduction incentive.

Enterprises Outlook and Uncertainties
CMS Energy’s primary focus with respect to its enterprises businesses is to maximize the value of generating assets, its share of which represents 1,480 MW of capacity, and to pursue opportunities for the development of renewable generation projects.
In July 2020, CMS Enterprises purchased an ownership interest in Aviator Wind, a 525-MW wind generation project in Coke County, Texas. The project was completed and became operational in September 2020. Of the project’s 525-MW nameplate capacity, 420 MW has been committed under long-term PPAs. For additional details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 21, Variable Interest Entities.
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
Trends, uncertainties, and other matters related to the enterprises segment that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•investment in and financial benefits received from renewable energy and energy storage projects
•changes in energy and capacity prices
•severe weather events and climate change associated with increasing levels of greenhouse gases
•changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings
•changes in various environmental laws, regulations, principles, or practices, or in their interpretation
•indemnity and environmental remediation obligations at Bay Harbor, including an inability to renew an NPDES permit
•obligations related to a tax claim from the government of Equatorial Guinea
•representations, warranties, and indemnities provided by CMS Energy in connection with previous sales of assets
For additional details regarding the enterprises segment’s uncertainties, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Contingencies and Commitments.
EnerBank Outlook and Uncertainties
EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing primarily unsecured, fixed-rate installment loans throughout the U.S. to finance home improvements. The carrying value of EnerBank’s loan portfolio was $2.9 billion at December 31, 2020. The 12-month rolling average net default rate on loans held by EnerBank was 1.1 percent at December 31, 2020. For additional details regarding EnerBank’s loan portfolio, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 8, Notes Receivable.
EnerBank’s loan portfolio was funded primarily by certificates of deposit of $2.8 billion at December 31, 2020. With its loan portfolio funded by certificates of deposit, EnerBank has not had to rely on access to the financial and capital markets in order to fund loan growth during the COVID-19 pandemic. As a result, EnerBank has experienced market share gains as new customers have transitioned from less financially stable competitors. Accordingly, EnerBank has experienced increased lending growth in recent months and expects this trend to continue during 2021. Over the next five years, EnerBank expects lending growth of approximately seven percent annually. For additional details regarding EnerBank’s capital and liquidity, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity
In response to the COVID-19 pandemic, and consistent with FDIC guidance, EnerBank offered new payment accommodations for current qualifying customers. EnerBank cannot predict the longer-term impacts of the pandemic, but could experience slower lending growth, higher loan write-offs, and increased loan modifications.
Other Outlook and Uncertainties
Employee Separation Program: In December 2019, CMS Energy and Consumers announced a voluntary separation program for non-union employees. For the year ended December 31, 2020, CMS Energy and Consumers recorded an after-tax charge of $9 million related to the program, under which 140 employees accepted and were approved for early separation. As a result of the program, CMS Energy and Consumers expect to benefit from future cost savings, as employee staffing levels will be better matched to workload demand, which reflects the companies’ ongoing workforce productivity improvements.
Union Contracts: The UWUA represents Consumers’ operating, maintenance, construction, and customer contact center employees. The USW represents Zeeland plant employees. The UWUA and USW agreements expired and new agreements were ratified in 2020. The new agreements ratified in 2020 provide the following:
•three-percent pay increases to operating, maintenance, and construction employees and the same annual increase through 2024
•three-and-a-half-percent pay increases to customer contact center employees
•three-percent pay increases to Zeeland Plant employees and the same annual increase through 2024
Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business. For additional details regarding these and other legal matters, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Regulatory Matters and Note 4, Contingencies and Commitments.

Critical Accounting Policies and Estimates
The following information is important to understand CMS Energy’s and Consumers’ results of operations and financial condition. For additional accounting policies, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1, Significant Accounting Policies.
In the preparation of CMS Energy’s and Consumers’ consolidated financial statements, estimates and assumptions are used that may affect reported amounts and disclosures. CMS Energy and Consumers use accounting estimates for asset valuations, unbilled revenue, depreciation, amortization, financial and derivative instruments, employee benefits, stock-based compensation, the effects of regulation, indemnities, contingencies, and AROs. Actual results may differ from estimated results due to changes in the regulatory environment, regulatory decisions, lawsuits, competition, and other factors. CMS Energy and Consumers consider all relevant factors in making these assessments.
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
CMS Energy and Consumers record liabilities for pension and OPEB on their consolidated balance sheets at the present value of the future obligations, net of any plan assets. The calculation of the liabilities and associated expenses requires the expertise of actuaries, and requires many assumptions, including:
•life expectancies
•discount rates
•expected long-term rate of return on plan assets
•rate of compensation increases
•expected health care costs
A change in these assumptions could change significantly CMS Energy’s and Consumers’ recorded liabilities and associated expenses.
Presented in the following table are estimates of costs (credits) and cash contributions through 2023 for the DB Pension Plans and OPEB Plan. Actual future costs and contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension

Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.

In Millions
	DB Pension Plans		OPEB Plan
	Cost (Credit)	Contribution	Cost (Credit)	Contribution
CMS Energy, including Consumers
2021	$17	$—	$(113)	$—
2022	7	—	(113)	—
2023	(8)	—	(107)	—
Consumers[1]
2021	$19	$—	$(105)	$—
2022	10	—	(105)	—
2023	(5)	—	(99)	—
1Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.
Lowering the expected long-term rate of return on the assets of the DB Pension Plans by 25 basis points would increase estimated pension cost for 2021 by $7 million for both CMS Energy and Consumers. Lowering the PBO discount rates by 25 basis points would increase estimated pension cost for 2021 by $5 million for both CMS Energy and Consumers.
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
Presented in the following table is a sensitivity analysis of interest-rate risk on CMS Energy’s and Consumers’ debt instruments, which includes the effects of interest-rate swaps (assuming an adverse change in market interest rates of ten percent):

In Millions
December 31	2020	2019
Fixed-rate financing—potential loss in fair value
CMS Energy, including Consumers	$634	$558
Consumers	372	355
The fair value losses in the above table could be realized only if CMS Energy and Consumers transferred all of their fixed-rate financing to other creditors. The annual earnings exposure related to variable-rate financing was immaterial for both CMS Energy and Consumers at December 31, 2020 and 2019, assuming an adverse change in market interest rates of ten percent.
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
Presented in the following table is a sensitivity analysis of interest-rate risk on EnerBank’s notes receivable, which includes the effects of interest-rate swaps (assuming an adverse change in market interest rates of ten percent):

In Millions
December 31	2020	2019
Notes receivable—potential loss in fair value	$77	$61
The fair value losses for CMS Energy in the above table could be realized only if EnerBank’s loans were sold to other parties. The annual earnings exposure related to variable-rate interest receipts at EnerBank was immaterial at December 31, 2020 and 2019. For additional details on financial instruments, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7, Financial Instruments.

Item 8.    Financial Statements and Supplementary Data

CMS Energy Corporation
Consolidated Statements of Income

In Millions, Except Per Share Amounts
Years Ended December 31	2020	2019	2018
Operating Revenue	$6,680	$6,845	$6,873

Operating Expenses
Fuel for electric generation	375	493	528
Purchased and interchange power	1,492	1,496	1,613
Purchased power – related parties	64	75	81
Cost of gas sold	577	769	836
Maintenance and other operating expenses	1,403	1,448	1,417
Depreciation and amortization	1,048	992	933
General taxes	359	333	303
Total operating expenses	5,318	5,606	5,711

Operating Income	1,362	1,239	1,162

Other Income (Expense)
Interest income	4	7	11
Interest income – related parties	7	—	—
Allowance for equity funds used during construction	6	10	6
Income from equity method investees	5	10	9
Nonoperating retirement benefits, net	118	91	90
Other income	6	4	2
Other expense	(62)	(13)	(48)
Total other income	84	109	70

Interest Charges
Interest on long-term debt	483	439	412
Interest expense – related parties	12	9	—
Other interest expense	68	75	49
Allowance for borrowed funds used during construction	(2)	(4)	(3)
Total interest charges	561	519	458

Income Before Income Taxes	885	829	774
Income Tax Expense	133	147	115

Net Income	752	682	659
Income (Loss) Attributable to Noncontrolling Interests	(3)	2	2

Net Income Available to Common Stockholders	$755	$680	$657

Basic Earnings Per Average Common Share	$2.65	$2.40	$2.33
Diluted Earnings Per Average Common Share	2.64	2.39	2.32
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2020	2019	2018
Net Income	$752	$682	$659

Retirement Benefits Liability
Net loss arising during the period, net of tax of $(4), $(3), and $(1)	(15)	(7)	(4)
Settlement arising during the period, net of tax of $— for all periods	1	—	—
Prior service credit adjustment, net of tax of $— for all periods	(1)	—	(1)
Amortization of net actuarial loss, net of tax of $1 for all periods	5	3	4
Amortization of prior service credit, net of tax of $—, $—, and $(1)	(1)	(2)	(1)

Derivatives
Unrealized loss on derivative instruments, net of tax of $(2), $(1), and $—	(4)	(3)	(2)
Reclassification adjustments included in net income, net of tax of $— for all periods	2	1	—

Other Comprehensive Loss	(13)	(8)	(4)

Comprehensive Income	739	674	655

Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(3)	2	2

Comprehensive Income Attributable to CMS Energy	$742	$672	$653
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2020	2019	2018
Cash Flows from Operating Activities
Net income	$752	$682	$659
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,048	992	933
Deferred income taxes and investment tax credits	170	150	182
Bad debt expense	90	67	54
Other non‑cash operating activities and reconciling adjustments	(22)	(58)	22
Postretirement benefits contributions	(712)	(10)	(252)
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(12)	45	15
Inventories	28	44	14
Accounts payable and accrued rate refunds	54	(69)	22
Other current and non‑current assets and liabilities	(120)	(53)	54
Net cash provided by operating activities	1,276	1,790	1,703

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(2,317)	(2,104)	(2,074)
Increase in EnerBank notes receivable	(657)	(401)	(307)
Purchase of notes receivable by EnerBank	(17)	(343)	(225)
Proceeds from DB SERP investments	—	—	146
Proceeds from sale of EnerBank notes receivable	197	67	—
Proceeds from sale of transmission equipment	58	97	—
Cost to retire property and other investing activities	(131)	(132)	(146)
Net cash used in investing activities	(2,867)	(2,816)	(2,606)

Cash Flows from Financing Activities
Proceeds from issuance of debt	3,179	2,151	2,767
Retirement of debt	(2,010)	(1,285)	(1,870)
Increase in EnerBank certificates of deposit	416	631	513
Decrease in notes payable	(90)	(7)	(73)
Issuance of common stock, net of issuance costs	253	12	41
Payment of dividends on common and preferred stock	(467)	(436)	(407)
Debt prepayment costs	(59)	(8)	(36)
Proceeds from the sale of membership interest in VIE to tax equity investor	417	—	—
Contribution from noncontrolling interest	31	—	—
Other financing costs	(51)	(50)	(61)
Net cash provided by financing activities	1,619	1,008	874

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	28	(18)	(29)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	157	175	204

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$185	$157	$175

In Millions
Years Ended December 31	2020	2019	2018
Other Cash Flow Activities and Non‑cash Investing and Financing Activities

Cash transactions
Interest paid (net of amounts capitalized)	$549	$498	$458
Income taxes paid (refunds received), net	(58)	(58)	(123)

Non‑cash transactions
Capital expenditures not paid	141	170	158
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets

ASSETS
In Millions
December 31	2020	2019
Current Assets
Cash and cash equivalents	$168	$140
Restricted cash and cash equivalents	17	17
Accounts receivable and accrued revenue, less allowance of $29 in 2020 and $20 in 2019	863	886
Notes receivable, less allowance of $32 in 2020 and $33 in 2019	275	242
Accounts receivable – related parties	19	17
Inventories at average cost
Gas in underground storage	353	399
Materials and supplies	155	140
Generating plant fuel stock	68	66
Deferred property taxes	332	305
Regulatory assets	42	33
Prepayments and other current assets	112	86
Total current assets	2,404	2,331

Plant, Property, and Equipment
Plant, property, and equipment, gross	27,907	25,390
Less accumulated depreciation and amortization	7,953	7,360
Plant, property, and equipment, net	19,954	18,030
Construction work in progress	1,085	896
Total plant, property, and equipment	21,039	18,926

Other Non‑current Assets
Regulatory assets	2,653	2,489
Accounts and notes receivable, less allowance of $91 in 2020 and $— in 2019	2,631	2,281
Investments	70	71
Other	869	739
Total other non‑current assets	6,223	5,580

Total Assets	$29,666	$26,837

LIABILITIES AND EQUITY
In Millions
December 31	2020	2019
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$1,506	$1,130
Notes payable	—	90
Accounts payable	671	622
Accounts payable – related parties	7	13
Accrued rate refunds	20	35
Accrued interest	106	104
Accrued taxes	457	437
Regulatory liabilities	151	87
Other current liabilities	156	186
Total current liabilities	3,074	2,704

Non‑current Liabilities
Long-term debt	13,634	11,951
Non-current portion of finance leases and other financing	56	76
Regulatory liabilities	3,744	3,742
Postretirement benefits	152	674
Asset retirement obligations	553	477
Deferred investment tax credit	115	120
Deferred income taxes	1,863	1,655
Other non‑current liabilities	398	383
Total non‑current liabilities	20,515	19,078

Commitments and Contingencies (Notes 3 and 4)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 288.9 shares in 2020 and 283.9 shares in 2019	3	3
Other paid-in capital	5,365	5,113
Accumulated other comprehensive loss	(86)	(73)
Retained earnings (accumulated deficit)	214	(25)
Total common stockholders’ equity	5,496	5,018
Noncontrolling interests	581	37
Total equity	6,077	5,055

Total Liabilities and Equity	$29,666	$26,837
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity

In Millions, Except Number of Shares in Thousands and Per Share Amounts
	Number of Shares
Years Ended December 31	2020	2019	2018	2020	2019	2018
Total Equity at Beginning of Period				$5,055	$4,792	$4,478

Common Stock
At beginning and end of period				3	3	3

Other Paid-in Capital
At beginning of period	283,864	283,374	281,647	5,113	5,088	5,019
Common stock issued	5,609	710	1,554	265	35	59
Common stock repurchased	(216)	(181)	(224)	(13)	(10)	(10)
Common stock reissued	12	8	423	1	—	20
Common stock reacquired	(329)	(47)	(26)	(1)	—	—
At end of period	288,940	283,864	283,374	5,365	5,113	5,088

Accumulated Other Comprehensive Loss
At beginning of period				(73)	(65)	(50)
Retirement benefits liability
At beginning of period				(69)	(63)	(50)
Cumulative effect of change in accounting principle				—	—	(11)
Net loss arising during the period				(15)	(7)	(4)
Settlement arising during the period				1	—	—
Prior service credit adjustment				(1)	—	(1)
Amortization of net actuarial loss				5	3	4
Amortization of prior service credit				(1)	(2)	(1)
At end of period				(80)	(69)	(63)
Derivative instruments
At beginning of period				(4)	(2)	—
Unrealized loss on derivative instruments				(4)	(3)	(2)
Reclassification adjustments included in net income				2	1	—
At end of period				(6)	(4)	(2)
At end of period				(86)	(73)	(65)

In Millions, Except Number of Shares in Thousands and Per Share Amounts
Number of Shares
Years Ended December 31	2020	2019	2018	2020	2019	2018

Retained Earnings (Accumulated Deficit)
At beginning of period				(25)	(271)	(531)
Cumulative effect of change in accounting principle				(51)	—	8
Net income attributable to CMS Energy				755	680	657
Dividends declared on common stock				(465)	(434)	(405)
At end of period				214	(25)	(271)

Noncontrolling Interests
At beginning of period				37	37	37
Impact of purchase and consolidation of VIE				101	—	—
Sale of membership interest in VIE to tax equity investor				417	—	—
Contribution from noncontrolling interest				31	—	—
Income (loss) attributable to noncontrolling interests				(3)	2	2
Distributions and other changes in noncontrolling interests				(2)	(2)	(2)
At end of period				581	37	37

Total Equity at End of Period				$6,077	$5,055	$4,792

Dividends declared per common share				$1.63	$1.53	$1.43
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income

In Millions
Years Ended December 31	2020	2019	2018
Operating Revenue	$6,189	$6,376	$6,464

Operating Expenses
Fuel for electric generation	286	375	407
Purchased and interchange power	1,454	1,470	1,587
Purchased power – related parties	64	75	83
Cost of gas sold	568	754	819
Maintenance and other operating expenses	1,224	1,275	1,287
Depreciation and amortization	1,023	975	921
General taxes	349	322	295
Total operating expenses	4,968	5,246	5,399

Operating Income	1,221	1,130	1,065

Other Income (Expense)
Interest income	3	5	8
Interest and dividend income – related parties	5	5	2
Allowance for equity funds used during construction	6	10	6
Nonoperating retirement benefits, net	112	85	83
Other income	5	3	2
Other expense	(43)	(13)	(30)
Total other income	88	95	71

Interest Charges
Interest on long-term debt	299	277	276
Interest expense – related parties	12	9	—
Other interest expense	11	15	16
Allowance for borrowed funds used during construction	(2)	(4)	(3)
Total interest charges	320	297	289

Income Before Income Taxes	989	928	847
Income Tax Expense	173	185	142

Net Income	816	743	705
Preferred Stock Dividends	2	2	2

Net Income Available to Common Stockholder	$814	$741	$703
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2020	2019	2018
Net Income	$816	$743	$705

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $(3), $(3), and $2	(9)	(8)	6
Amortization of net actuarial loss, net of tax of $1, $—, and $—	1	1	2

Investments
Unrealized loss on investments, net of tax of $— for all periods	—	—	(1)
Reclassification adjustments included in net income, net of tax of $— for all periods	—	—	1

Other Comprehensive Income (Loss)	(8)	(7)	8

Comprehensive Income	$808	$736	$713
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2020	2019	2018
Cash Flows from Operating Activities
Net income	$816	$743	$705
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,023	975	921
Deferred income taxes and investment tax credits	177	37	123
Bad debt expense	33	29	29
Other non‑cash operating activities and reconciling adjustments	(30)	(32)	13
Postretirement benefits contributions	(690)	(7)	(242)
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(46)	8	(26)
Inventories	26	40	15
Accounts payable and accrued rate refunds	45	(63)	12
Other current and non-current assets and liabilities	(136)	(129)	(101)
Net cash provided by operating activities	1,218	1,601	1,449

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(2,170)	(2,085)	(1,822)
Proceeds from DB SERP investments	—	—	106
DB SERP investment in note receivable – related party	(5)	—	(106)
Proceeds from sale of transmission equipment	58	77	—
Cost to retire property and other investing activities	(129)	(129)	(149)
Net cash used in investing activities	(2,246)	(2,137)	(1,971)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,954	993	2,106
Retirement of debt	(1,086)	(541)	(1,193)
Decrease in notes payable	(90)	(7)	(73)
Increase in notes payable – related parties	307	—	—
Stockholder contribution	650	675	250
Payment of dividends on common and preferred stock	(639)	(594)	(533)
Debt prepayment costs	(43)	(8)	(20)
Other financing costs	(18)	(10)	(24)
Net cash provided by financing activities	1,035	508	513

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	7	(28)	(9)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	28	56	65

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$35	$28	$56

In Millions
Years Ended December 31	2020	2019	2018
Other Cash Flow Activities and Non‑cash Investing and Financing Activities

Cash transactions
Interest paid (net of amounts capitalized)	$305	$279	$287
Income taxes paid	51	132	156

Non‑cash transactions
Capital expenditures not paid	130	160	143
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets

ASSETS
In Millions
December 31	2020	2019
Current Assets
Cash and cash equivalents	$20	$11
Restricted cash and cash equivalents	15	17
Accounts receivable and accrued revenue, less allowance of $29 in 2020 and $20 in 2019	828	827
Accounts and notes receivable – related parties	18	9
Inventories at average cost
Gas in underground storage	353	399
Materials and supplies	149	135
Generating plant fuel stock	67	63
Deferred property taxes	332	305
Regulatory assets	42	33
Prepayments and other current assets	68	73
Total current assets	1,892	1,872

Plant, Property, and Equipment
Plant, property, and equipment, gross	26,757	24,963
Less accumulated depreciation and amortization	7,844	7,272
Plant, property, and equipment, net	18,913	17,691
Construction work in progress	1,058	879
Total plant, property, and equipment	19,971	18,570

Other Non-current Assets
Regulatory assets	2,653	2,489
Accounts receivable	25	29
Accounts and notes receivable – related parties	105	102
Other	753	637
Total other non-current assets	3,536	3,257

Total Assets	$25,399	$23,699

LIABILITIES AND EQUITY
In Millions
December 31	2020	2019
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$384	$221
Notes payable	—	90
Notes payable – related parties	307	—
Accounts payable	636	593
Accounts payable – related parties	7	20
Accrued rate refunds	20	35
Accrued interest	72	67
Accrued taxes	458	481
Regulatory liabilities	151	87
Other current liabilities	104	118
Total current liabilities	2,139	1,712

Non-current Liabilities
Long-term debt	7,742	7,048
Non-current portion of finance leases and other financing	56	76
Regulatory liabilities	3,744	3,742
Postretirement benefits	112	622
Asset retirement obligations	530	474
Deferred investment tax credit	115	120
Deferred income taxes	2,094	1,864
Other non-current liabilities	311	304
Total non-current liabilities	14,704	14,250

Commitments and Contingencies (Notes 3 and 4)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	6,024	5,374
Accumulated other comprehensive loss	(36)	(28)
Retained earnings	1,690	1,513
Total common stockholder’s equity	8,519	7,700
Cumulative preferred stock, $4.50 series	37	37
Total equity	8,556	7,737

Total Liabilities and Equity	$25,399	$23,699
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity

In Millions
Years Ended December 31	2020	2019	2018
Total Equity at Beginning of Period	$7,737	$6,920	$6,488

Common Stock
At beginning and end of period	841	841	841

Other Paid-in Capital
At beginning of period	5,374	4,699	4,449
Stockholder contribution	650	675	250
At end of period	6,024	5,374	4,699

Accumulated Other Comprehensive Loss
At beginning of period	(28)	(21)	(12)
Retirement benefits liability
At beginning of period	(28)	(21)	(24)
Cumulative effect of change in accounting principle	—	—	(5)
Net gain (loss) arising during the period	(9)	(8)	6
Amortization of net actuarial loss	1	1	2
At end of period	(36)	(28)	(21)
Investments
At beginning of period	—	—	12
Cumulative effect of change in accounting principle	—	—	(12)
Unrealized loss on investments	—	—	(1)
Reclassification adjustments included in net income	—	—	1
At end of period	—	—	—
At end of period	(36)	(28)	(21)

Retained Earnings
At beginning of period	1,513	1,364	1,173
Cumulative effect of change in accounting principle	—	—	19
Net income	816	743	705
Dividends declared on common stock	(637)	(592)	(531)
Dividends declared on preferred stock	(2)	(2)	(2)
At end of period	1,690	1,513	1,364

Cumulative Preferred Stock
At beginning and end of period	37	37	37

Total Equity at End of Period	$8,556	$7,737	$6,920
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
Derivative Instruments: In order to support ongoing operations, CMS Energy and Consumers enter into contracts for the future purchase and sale of various commodities, such as electricity, natural gas, and coal. These forward contracts are generally long-term in nature and result in physical delivery of the commodity at a contracted price. Most of these contracts are not subject to derivative accounting for one or more of the following reasons:
•they do not have a notional amount (that is, a number of units specified in a derivative instrument, such as MWh of electricity or bcf of natural gas)
•they qualify for the normal purchases and sales exception
•they cannot be net settled due in part to the absence of an active market for the commodity

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
Other: For additional accounting policies, see:
•Note 8, Notes Receivable
•Note 9, Plant, Property, and Equipment
•Note 11, Asset Retirement Obligations
•Note 12, Retirement Benefits
•Note 14, Income Taxes
•Note 15, Earnings Per Share—CMS Energy
•Note 16, Revenue
•Note 18, Cash and Cash Equivalents
•Note 21, Variable Interest Entities

2:    New Accounting Standards
Implementation of New Accounting Standards
ASU 2016‑13, Measurement of Credit Losses on Financial Instruments: This standard, which was effective on January 1, 2020 for CMS Energy and Consumers, provides new guidance for measuring and recognizing credit losses on financial instruments. The standard applies to financial assets that are not measured at fair value through net income as well as to certain off‑balance-sheet credit exposures. CMS Energy and Consumers were required to apply the standard using a modified retrospective approach, under which the initial impacts of the standard are recorded through a cumulative-effect adjustment to beginning retained earnings on the effective date.
The standard required an increase to the allowance for loan losses at EnerBank. Prior to the standard, the allowance reflected expected credit losses over a 12‑month period, but the new guidance requires the allowance to reflect expected credit losses over the entire life of the loans. As a result, CMS Energy recorded a $65 million increase to its expected credit loss reserves on January 1, 2020, with the offsetting adjustment recorded to retained earnings, net of taxes of $14 million. The standard also requires an increase in the initial provision for loan losses recognized in net income for new loans originated in 2020 and beyond. The adoption of this standard resulted in a $21 million reduction to CMS Energy’s income before income taxes for the year ended December 31, 2020. For further information on EnerBank’s loans and the related allowance for loan losses see Note 8, Notes Receivable. At Consumers, the standard applies to the allowance for uncollectible accounts, but did not result in any significant changes to the allowance methodology and did not have a material impact on Consumers’ consolidated financial statements.
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

Presented in the following table are the regulatory assets and liabilities on Consumers’ consolidated balance sheets:

In Millions
December 31	End of Recovery or Refund Period	2020	2019
Regulatory assets
Current
Energy waste reduction plan incentive[1]	2021	$34	$33
Deferred capital spending[2]	2021	6	—
Other	2021	2	—
Total current regulatory assets		$42	$33
Non-current
Postretirement benefits[3]	various	$1,231	$1,130
Costs of coal-fueled electric generating units to be retired[2]	various	678	667
Securitized costs[2]	2029	221	247
ARO[4]	various	216	191
MGP sites[4]	various	120	130
Unamortized loss on reacquired debt[4]	various	108	70
Energy waste reduction plan incentive[1]	2022	42	34
Energy waste reduction plan[4]	various	16	10
Demand response program[4]	various	10	1
COVID-19 costs accounting deferral[4]	various	4	—
Other	various	7	9
Total non-current regulatory assets		$2,653	$2,489
Total regulatory assets		$2,695	$2,522
Regulatory liabilities
Current
Income taxes, net	2021	$105	$65
Reserve for customer refunds	2021	28	2
Voluntary transmission asset sale gain share	2021	14	17
Other	2021	4	3
Total current regulatory liabilities		$151	$87
Non-current
Cost of removal	various	$2,245	$2,126
Income taxes, net	various	1,419	1,510
Renewable energy grant	2043	49	52
ARO	various	11	26
Renewable energy plan	2028	9	17
Other	various	11	11
Total non-current regulatory liabilities		$3,744	$3,742
Total regulatory liabilities		$3,895	$3,829
1These regulatory assets have arisen from an alternative revenue program and are not associated with incurred costs or capital investments. Therefore, the MPSC has provided for recovery without a return.
2The MPSC has historically authorized and Consumers expects the MPSC to authorize a specific return on these regulatory assets.

3This regulatory asset is included in rate base, thereby providing a return.
4These regulatory assets represent incurred costs for which the MPSC has provided, or Consumers expects, recovery without a return on investment.
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
In November 2020, the MPSC approved a settlement agreement authorizing Consumers to collect $34 million during 2021 as an incentive for exceeding its statutory savings targets in 2019. Consumers recognized incentive revenue under this program of $34 million in 2019.
Consumers also exceeded its statutory savings targets in 2020, achieved certain other goals, and will request the MPSC’s approval to collect $42 million, the maximum performance incentive, in the energy waste reduction reconciliation to be filed in 2021. Consumers recognized incentive revenue under this program of $42 million in 2020.
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
Postretirement Benefits: As part of the ratemaking process, the MPSC allows Consumers to recover the costs of postretirement benefits. Accordingly, Consumers defers the net impact of actuarial losses and gains, prior service costs and credits, and settlements associated with postretirement benefits as a regulatory asset or liability. The asset or liability will decrease as the deferred items are amortized and recognized as components of net periodic benefit cost. For details about settlements and the amortization periods, see Note 12, Retirement Benefits.
Costs of Coal-fueled Electric Generating Units to be Retired: In June 2019, the MPSC approved the settlement agreement reached in Consumers’ IRP, under which Consumers plans to retire the D.E. Karn 1 & 2 coal-fueled electric generating units in 2023. Under Michigan law, electric utilities have been permitted to use highly rated, low-cost securitization bonds to finance the recovery of qualified costs. In 2019, Consumers removed from total plant, property, and equipment an amount representing the projected remaining book value of the two coal-fueled electric generating units upon their retirement, and recorded it as a regulatory asset. Until securitization, the book value of the generating units will remain in rate base and receive full regulatory returns in general rate cases.
In December 2020, the MPSC issued a securitization financing order authorizing Consumers to issue securitization bonds in order to finance the recovery of the remaining book value of the two coal-fueled electric generating units upon their retirement. An intervenor has appealed the order, contending that it should not have to pay the securitization surcharge.
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
Demand Response Program: In the IRP and in general electric rate cases, the MPSC has approved the recovery of demand response costs. Consumers annually files a reconciliation with the MPSC to review actual demand response costs against amounts approved. The method of recovery of demand response costs will be determined in a future rate case.
COVID‑19 Costs Accounting Deferral: In April 2020, the MPSC issued an order authorizing Consumers to defer uncollectible accounts expense incurred beginning March 24, 2020 that are in excess of the amount used to set existing rates.
Regulatory Liabilities
Income Taxes, Net: Consumers records regulatory assets and liabilities to reflect the difference between deferred income taxes recognized for financial reporting purposes and amounts previously reflected in Consumers’ rates. This net balance will decrease over the remaining life of the related temporary differences and flow through income tax expense. The majority of the net regulatory liability recorded related to income taxes is associated with plant assets that are subject to normalization, which is governed by the Internal Revenue Code, and will be returned to customers over the remaining book life of the related plant assets, the average of which is 44 years for gas plant assets and 27 years for electric plant assets. For additional details on deferred income taxes, see Note 14, Income Taxes.
Reserve for Customer Refunds: In December 2020, the MPSC issued an order authorizing Consumers to refund $28 million voluntarily to utility customers. Consumers is required to submit another filing by the end of February 2021 proposing an appropriate method for making this refund.

Voluntary Transmission Asset Sale Gain Share: In October 2020, Consumers completed a sale of the electric utility’s remaining transmission equipment to METC. In December 2020, Consumers filed an application with the MPSC requesting approval to share voluntarily half of the gain from the sale with electric utility customers; this application was approved by the MPSC in February 2021. Consumers will share the gain through an offset to additional spending in 2021 or through a bill credit to electric utility customers in 2022. As a result, Consumers deferred $14 million of the gain in December 2020.
In September 2019, Consumers completed a sale of a portion of its electric utility’s substation transmission equipment to METC. In December 2019, Consumers filed an application with the MPSC requesting approval to share voluntarily half of the gain from the sale with customers; this application was approved by the MPSC in April 2020. As a result, Consumers deferred $17 million of the gain in December 2019 and shared that gain with customers in 2020.
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
Consumers Electric Utility
2020 Electric Rate Case: In February 2020, Consumers filed an application with the MPSC seeking an annual rate increase of $244 million, based on a 10.5 percent authorized return on equity and a projected twelve-month period ending December 31, 2021. In July 2020, Consumers reduced its requested annual rate increase to $230 million. In December 2020, the MPSC approved an annual rate increase of $90 million, based on a 9.9 percent authorized return on equity. This increase reflects a $36 million refund to customers of regulatory tax liabilities associated with the remeasurement of Consumers’ deferred income taxes as a result of the TCJA; excluding the impacts of this refund, the order resulted in a $126 million increase in annual rates.
The order also approved the recovery of $13 million associated with Consumers’ deferral of depreciation and property tax expense and the overall rate of return on distribution-related capital investments exceeding certain threshold amounts.
Additionally, the order approved the method of recovering amounts earned under the financial compensation mechanism approved by the MPSC in Consumers’ IRP. This mechanism allows Consumers to earn a return equal to Consumer’s weighted-average cost of capital on payments made under PPAs approved by the MPSC after January 1, 2019. The order authorizes Consumers to recover $3 million, beginning in January 2021, for incentives earned and to be earned on PPA payments during 2019 through 2021. Consumers accounts for this program as an alternative-revenue program that meets the criteria for recognizing revenue related to the mechanism as payments are made on MPSC-approved PPAs. Consumers recognized revenue under this mechanism of $1 million in 2020.

Consumers is also authorized in the order to replace the current net metering tariff with a new distributed generation tariff, pursuant to the 2016 Energy Law. The new distributed generation tariff is consistent with other distributed generation tariffs already approved by the MPSC and will reduce the subsidies paid by non-distributed generation customers under the current net metering program.
Consumers Gas Utility
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
Additionally, the MPSC authorized Consumers to accelerate:
•the refund of a regulatory liability associated with the unprotected, non‑property-related excess deferred income taxes resulting from the TCJA; Consumers was previously authorized to refund this through 2029
•the flow-through of certain income tax benefits associated primarily with the cost of removal of gas plant assets placed in service before 1993; Consumers was previously authorized to refund this through 2025
Under the settlement agreement approved by the MPSC, these benefits, which total $84 million, will now be passed through to customers by September 2022. For additional details, see Note 14, Income Taxes.
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
Presented in the following table are the liabilities for PSCR and GCR overrecoveries reflected on Consumers’ consolidated balance sheets:

In Millions
December 31	2020	2019
Liabilities
PSCR overrecoveries	$5	$33
GCR overrecoveries	15	2
Accrued rate refunds	$20	$35

PSCR Plans and Reconciliations: In October 2020, the MPSC issued an order in Consumers’ 2018 PSCR reconciliation, authorizing recovery of $2.0 billion of power costs and authorizing Consumers to reflect in its 2019 PSCR reconciliation the underrecovery of $28 million.
In April 2020, the MPSC issued an order in Consumers’ 2019 PSCR plan authorizing the 2019 PSCR charge that Consumers self-implemented beginning in January 2019. In March 2020, Consumers filed its 2019 PSCR reconciliation, requesting full recovery of $1.9 billion of power costs and authorization to reflect in its 2020 PSCR reconciliation the overrecovery of $21 million.
Consumers submitted its 2020 PSCR plan to the MPSC in September 2019 and, in accordance with its proposed plan, self-implemented the 2020 PSCR charge beginning in January 2020.
GCR Plans and Reconciliations: In September 2020, the MPSC issued an order in Consumers’ 2018-2019 GCR reconciliation, authorizing recovery of $0.6 billion of gas costs and authorizing Consumers to reflect in its 2019-2020 GCR reconciliation the underrecovery of $11 million. The MPSC disallowed the recovery of $7 million in incremental gas purchases related to the Ray Compressor Station fire. For additional details, see Note 4, Contingencies and Commitments—Consumers Gas Utility Contingencies.
In June 2020, Consumers filed its 2019-2020 GCR reconciliation, requesting full recovery of $0.5 billion of gas costs and authorization to reflect in its 2020-2021 GCR reconciliation the underrecovery of $1 million.
In September 2020, the MPSC approved a settlement agreement in Consumers’ 2020-2021 GCR plan authorizing the 2020-2021 GCR charge that Consumers self-implemented beginning in April 2020.
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
CMS Energy Contingencies
Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, were named as defendants in four class action lawsuits filed in Kansas, Missouri, and Wisconsin and one individual lawsuit filed in Kansas; these lawsuits arose as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations included price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices. In 2016, CMS Energy entities reached a settlement with the plaintiffs in the Kansas and Missouri class action cases for an amount that was not material to CMS Energy. In 2017, the federal district court approved the settlement.
In 2019, CMS Energy and the plaintiffs in the remaining Kansas individual lawsuit and the Wisconsin class action lawsuit engaged in settlement discussions and CMS Energy recorded a $30 million liability at December 31, 2019 as the probable estimate to settle the two cases. The parties executed a settlement agreement in the Kansas case in February 2020, and that case is now complete. In the Wisconsin case, a settlement agreement was approved in August 2020 and that case is now complete.
Bay Harbor: CMS Land retained environmental remediation obligations for the collection and treatment of leachate at Bay Harbor after selling its interests in the development in 2002. Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site. In 2012, CMS Land and EGLE finalized an agreement that established the final remedies and the future water quality criteria at the site. CMS Land completed all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit, which was valid through September 2020. CMS Land submitted a renewal request for the permit in April 2020. CMS Land is allowed to continue operating under the previous NPDES permit until a response is received from EGLE.
At December 31, 2020, CMS Energy had a recorded liability of $45 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $57 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs in each of the next five years:

In Millions
	2021	2022	2023	2024	2025
CMS Energy
Long-term leachate disposal and operating and maintenance costs	$4	$4	$4	$4	$4
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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $2 million and $4 million. At December 31, 2020, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.

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
Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At December 31, 2020, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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

In January 2019, an arbitration panel issued an order concluding that the MCV Partnership is not entitled to any damages associated with its claim against Consumers related to the Clean Air Act; the majority of the MCV Partnership’s claim, which estimated damages and interest in excess of $270 million, was related to this dismissed claim. In November 2020, the MCV Partnership and Consumers signed a settlement agreement resolving all outstanding disputes between the parties, and filed the settlement and associated agreements with the MPSC for approval. Once those are approved, the parties will dismiss this matter with prejudice. If settlement is not approved, the arbitration panel will issue an order. Consumers believes that the MCV Partnership’s claims are without merit, but cannot predict the financial impact or outcome of the matter.
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
At December 31, 2020, Consumers had a recorded liability of $56 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $61 million. Consumers expects to pay the following amounts for remediation and other response activity costs in each of the next five years:

In Millions
	2021	2022	2023	2024	2025
Consumers
Remediation and other response activity costs	$3	$9	$23	$10	$1
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At December 31, 2020, Consumers had a regulatory asset of $120 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At December 31, 2020, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
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
In September 2020, the MPSC disallowed the recovery of $7 million in incremental gas purchases related to the fire. In January 2021, the MPSC denied Consumers’ petition for a rehearing challenging this disallowance. Consumers will file an appeal of the MPSC’s denial with the Michigan Court of Appeals. Consumers could also be subject to disallowances of costs associated with the repair and modification of the Ray Compressor Station. At December 31, 2020, Consumers had incurred capital expenditures of $17 million to restore and modify the compressor station.
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
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at December 31, 2020:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from purchase of VIE[1]	September 2020	indefinite	$349	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	153	2
Guarantee[3]	July 2011	indefinite	30	—
Consumers
Guarantee[3]	July 2011	indefinite	$30	$—
1In conjunction with the purchase of its interest in Aviator Wind Equity Holdings, CMS Enterprises assumed certain indemnity obligations that protect the associated tax equity investor against losses incurred as a result of breaches of representations and warranties provided by Aviator Wind Equity Holdings and its subsidiaries. These obligations are generally capped at an amount equal to the tax equity investor’s capital contributions plus a specified return, less any distributions and tax benefits it receives, in connection with its membership interest in Aviator Wind. CMS Enterprises would recover 49 percent of any amounts paid to the tax equity investor from the other owner of Aviator Wind Equity Holdings. Additionally, Aviator Wind holds insurance coverage that would partially protect against losses incurred as a result of certain failures to qualify for production tax credits. For further details on CMS Enterprises’ ownership interest in Aviator Wind Equity Holdings, see Note 21, Variable Interest Entities.
2These obligations arose from stock and asset sale agreements under which CMS Energy or a subsidiary of CMS Energy indemnified the purchaser for losses resulting from various matters, primarily claims related to taxes. The maximum obligation amount is mostly related to the Equatorial Guinea tax claim discussed in the CMS Energy Contingencies section of this Note. CMS Energy believes the likelihood of material loss to be remote for the indemnity obligations not recorded as liabilities.

3This obligation comprises a guarantee provided by Consumers to the U.S. Department of Energy in connection with a settlement agreement regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers.
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
Contractual Commitments
Purchase Obligations: Purchase obligations arise from long-term contracts for the purchase of commodities and related services, and construction and service agreements. The commodities and related services include long-term PPAs, natural gas and associated transportation, and coal and associated transportation. Related-party PPAs are between Consumers and certain affiliates of CMS Enterprises. Presented in the following table are CMS Energy’s and Consumers’ contractual purchase obligations at December 31, 2020 for each of the periods shown:

In Millions
	Payments Due
	Total	2021	2022	2023	2024	2025	Beyond 2025
CMS Energy, including Consumers
Total PPAs	$8,898	$1,057	$791	$731	$784	$732	$4,803
Other	3,179	1,391	871	265	199	171	282
Consumers
PPAs
MCV PPA	$2,815	$349	$340	$358	$376	$329	$1,063
Palisades PPA	517	398	119	—	—	—	—
Related-party PPAs	318	58	58	58	58	39	47
Other PPAs	5,248	252	274	315	350	364	3,693
Total PPAs	$8,898	$1,057	$791	$731	$784	$732	$4,803
Other	2,605	1,333	777	207	154	130	4

MCV PPA: Consumers has a PPA with the MCV Partnership giving Consumers the right to purchase up to 1,240 MW of capacity and energy produced by the MCV Facility. The PPA was amended during 2020 and is pending MPSC approval. The amended and restated MCV PPA provides for:
•an extension of the termination date from March 2025 to May 2030
•a capacity charge of $10.14 per MWh of available capacity through March 2025 and $5.00 per MWh of available capacity from March 2025 through the termination date of the PPA
•a fixed energy charge of $6.30 per MWh for on-peak hours and $6.00 for off-peak hours
•a variable energy charge based on the MCV Partnership’s cost of production for energy delivered to Consumers
•a $5 million annual contribution by the MCV Partnership to a renewable resources program through March 2025
Capacity and energy charges under the MCV PPA were $298 million in 2020, $318 million in 2019, and $353 million in 2018.
Palisades PPA: Consumers has a PPA expiring in 2022 with Entergy to purchase virtually all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. For all delivered energy, the Palisades PPA has escalating capacity and variable energy charges. Total capacity and energy charges under the Palisades PPA were $403 million in 2020, $395 million in 2019, and $375 million in 2018. For further details about Palisades, see Note 10, Leases and Palisades Financing.
Other PPAs: Consumers has PPAs expiring through 2040 with various counterparties. The majority of the PPAs have capacity and energy charges for delivered energy. In addition, CMS Energy and Consumers account for several of their PPAs as leases. Capacity and energy charges under these PPAs were $327 million in 2020, $336 million in 2019, and $350 million in 2018. See Note 10, Leases and Palisades Financing for more information about CMS Energy’s and Consumers’ lease obligations.

5:    Financings and Capitalization
Presented in the following table is CMS Energy’s long-term debt at December 31:

In Millions
	Interest Rate (%)		Maturity	2020	2019
CMS Energy, including Consumers
CMS Energy, parent only
Senior notes	5.050		2022	$—	$300
	3.875		2024	250	250
	3.600		2025	250	250
	3.000		2026	300	300
	2.950		2027	275	275
	3.450		2027	350	350
	4.700		2043	250	250
	4.875		2044	300	300
				$1,975	$2,275

Term loan facility	variable	[1]	2021	200	—

Junior subordinated notes[2]	4.750		2050	500	—
	3.750		2050	400	—
	5.625		2078	200	200
	5.875		2078	280	280
	5.875		2079	630	630
				$2,010	$1,110
Total CMS Energy, parent only				$4,185	$3,385
Consumers				8,197	7,322
CMS Enterprises, including subsidiaries
Term loan facility	variable	[3]	2025	85	92
EnerBank
Certificates of deposit	1.621	[4]	2021-2028	2,805	2,389
Total principal amount outstanding				$15,272	$13,188
Current amounts				(1,486)	(1,111)
Unamortized discounts				(33)	(27)
Unamortized issuance costs				(119)	(99)
Total long-term debt				$13,634	$11,951

1At December 31, 2020, the interest rate on the balance of this term loan facility was 0.600 percent, based on an interest rate of one-week LIBOR plus 0.500 percent.
2These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness.
3A subsidiary of CMS Enterprises issued non‑recourse debt to finance the acquisition of a wind generation project in Northwest Ohio. The interest rate for the debt is three-month LIBOR plus 1.500 percent through October 2022 and three-month LIBOR plus 1.750 percent thereafter. At December 31, 2020 and 2019, the interest rate was 1.754 percent and 3.445 percent, respectively. The same subsidiary of CMS Enterprises entered into interest rate swaps with the lending banks to fix the interest charges associated with the debt, at a rate of 4.702 percent through October 2022 and 4.952 percent thereafter. Principal and interest payments are made quarterly. For information about the interest rate swaps, see Note 6, Fair Value Measurements.
4The weighted-average interest rate for EnerBank’s certificates of deposit was 1.621 percent at December 31, 2020 and 2.445 percent at December 31, 2019. EnerBank’s primary deposit product consists of brokered certificates of deposit with varying maturities and having a face value of $1,000.
Presented in the following table is Consumers’ long-term debt at December 31:

In Millions
	Interest Rate (%)		Maturity		2020	2019
Consumers
First mortgage bonds	3.770		2020		$—	$100
	2.850		2022		—	375
	5.300		2022		—	250
	0.350		2023		300	—
	3.375		2023		325	325
	3.125		2024		250	250
	3.190		2024		52	52
	3.680		2027		100	100
	3.390		2027		35	35
	3.800		2028		300	300
	3.180		2032		100	100
	5.800		2035		175	175
	3.520		2037		335	335
	4.010		2038		215	215
	6.170		2040		50	50
	4.970		2040		50	50
	4.310		2042		263	263
	3.950		2043		425	425
	4.100		2045		250	250
	3.250		2046		450	450
	3.950		2047		350	350
	4.050		2048		550	550
	4.350		2049		550	550
	3.750		2050		300	300
	3.100		2050		550	550
	3.500		2051		575	—
	3.860		2052		50	50
	4.280		2057		185	185
	2.500		2060		525	—
	4.350		2064		250	250
	variable	[1]	2069		76	76
	variable	[1]	2070		134	—
	variable	[1]	2070		127	—
					$7,897	$6,961

Tax-exempt revenue bonds	variable		2035		—	35
	1.800	[2]	2049		75	75
					$75	$110

Securitization bonds	3.250	[3]	2025-2029	[4]	225	251
Total principal amount outstanding					$8,197	$7,322
Current amounts					(364)	(202)
Unamortized discounts					(29)	(23)
Unamortized issuance costs					(62)	(49)
Total long-term debt					$7,742	$7,048

1The variable-rate bonds bear interest quarterly at a rate of three-month LIBOR minus 0.300 percent, subject to a zero-percent floor (zero percent at December 31, 2020). The holders of these variable-rate bonds may put them to Consumers for redemption on certain dates prior to their stated maturity, including dates within one year of December 31, 2020.
2The interest rate on these tax‑exempt revenue bonds will reset on October 1, 2024.
3The weighted-average interest rate for Consumers’ securitization bonds issued through its subsidiary, Consumers 2014 Securitization Funding, was 3.250 percent at December 31, 2020 and 3.220 percent at December 31, 2019.
4Principal and interest payments are made semiannually.
Financings: Presented in the following table is a summary of major long-term debt issuances during the year ended December 31, 2020:

	Principal (In Millions)	Interest Rate	Issuance Date	Maturity Date
CMS Energy, parent only
Term loan facility[1]	$300	variable	February	February 2021
Junior subordinated notes[2]	500	4.750%	May	June 2050
Junior subordinated notes[3]	400	3.750%	November	December 2050
Total CMS Energy, parent only	$1,200
Consumers
Term loan facility	$300	variable	January	January 2021
First mortgage bonds	575	3.500%	March	August 2051
First mortgage bonds	525	2.500%	May	May 2060
First mortgage bonds	134	variable	May	May 2070
First mortgage bonds	127	variable	October	October 2070
First mortgage bonds	300	0.350%	December	June 2023
Total Consumers	$1,961
Total CMS Energy	$3,161
1In December 2020, CMS Energy repaid $100 million of this facility and, in February 2021, amended the facility by extending its maturity date to November 2021.
2These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness. On June 1, 2030, and every five years thereafter, the notes will reset to an interest rate equal to the five-year treasury rate plus 4.116 percent.
3These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness. On December 1, 2030, and every five years thereafter, the notes will reset to an interest rate equal to the five-year treasury rate plus 2.900 percent.

Presented in the following table is a summary of major long-term debt retirements during the year ended December 31, 2020:

	Principal (In Millions)	Interest Rate	Retirement Date	Maturity Date
CMS Energy, parent only
Senior notes[1]	$300	5.050%	December	March 2022
Total CMS Energy, parent only	$300
Consumers
First mortgage bonds	$100	3.770%	April	October 2020
First mortgage bonds	250	5.300%	June	September 2022
First mortgage bonds	375	2.850%	September	May 2022
Term loan facility	300	variable	December	January 2021
Total Consumers	$1,025
Total CMS Energy	$1,325
1CMS Energy retired these senior notes at a premium and recorded a loss on extinguishment of $16 million in other expense on its consolidated statements of income.
In July 2020, Consumers purchased, in lieu of redemption, $35 million of variable-rate tax-exempt revenue bonds due April 2035. At December 31, 2020, Consumers held the variable-rate tax-exempt revenue bonds and may remarket the bonds or replace them with debt instruments of an equivalent value.
In September 2020, proceeds from the sale of a Class A membership interest in Aviator Wind to a tax equity investor and additional contributions from the Class B membership interest (of which CMS Enterprises owns 51 percent) were used to retire $492 million of debt assumed through the purchase of the VIE. For more information, see Note 21, Variable Interest Entities.
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
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Its current authorization terminates on July 31, 2022. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements.
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

Debt Maturities: At December 31, 2020, the aggregate annual maturities for long-term debt for the next five years, based on stated maturities or earlier put dates, were:

In Millions
	2021	2022	2023	2024	2025
CMS Energy, including Consumers
Long-term debt
CMS Energy, parent only	$200	$—	$—	$250	$250
Consumers	364	28	654	332	31
CMS Enterprises, including subsidiaries	7	8	9	10	51
EnerBank	915	572	477	325	244
Total CMS Energy	$1,486	$608	$1,140	$917	$576
Consumers
Long-term debt	$364	$28	$654	$332	$31
Credit Facilities: The following credit facilities with banks were available at December 31, 2020:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2023[1]	$550	$—	$18	$532
CMS Enterprises, including subsidiaries
September 25, 2025[2]	$39	$—	$39	$—
September 30, 2025[3]	18	—	8	10
Consumers[4]
June 5, 2023	$850	$—	$7	$843
November 19, 2022	250	—	1	249
April 18, 2022	30	—	30	—
1During the year ended December 31, 2020, CMS Energy’s average borrowings totaled $1 million with a weighted-average interest rate of 1.888 percent.
2This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding the acquisition of Aviator Wind Equity Holdings, see Note 21, Variable Interest Entities.
3Under this facility, $8 million is available solely for the purpose of issuing letters of credit. Obligations under this facility are secured by the collateral accounts with the lending bank. There were no borrowings under this facility during the year ended December 31, 2020.
4Obligations under these facilities are secured by first mortgage bonds of Consumers. During the year ended December 31, 2020, Consumers’ average borrowings totaled less than $1 million with a weighted-average interest rate of 1.425 percent.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At December 31, 2020, there were no commercial paper notes outstanding under this program.
In December 2020, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $350 million. For more information on the intercompany credit agreement between CMS Energy and Consumers, see Note 20, Related-Party Transactions—Consumers.
Dividend Restrictions: At December 31, 2020, payment of dividends by CMS Energy on its common stock was limited to $5.5 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at December 31, 2020, Consumers had $1.6 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
For the year ended December 31, 2020, Consumers paid $637 million in dividends on its common stock to CMS Energy.
Capitalization: The authorized capital stock of CMS Energy consists of:
•350 million shares of CMS Energy Common Stock, par value $0.01 per share
•10 million shares of CMS Energy Preferred Stock, par value $0.01 per share
Issuance of Common Stock: In 2018 and 2020, CMS Energy entered into equity offering programs under which it may sell, from time to time, shares of CMS Energy common stock. Under both programs, CMS Energy may sell its common stock in privately negotiated transactions, in “at the market” offerings, through forward sales transactions, or otherwise.
During 2018 and 2019, CMS Energy entered into forward sales contracts having an aggregate sales price of  $250 million, the maximum allowed under the 2018 program. In 2020, CMS Energy settled the forward contracts under this program by issuing 4,879,022 shares of common stock at a weighted-average price of $48.86 per share, resulting in net proceeds of $238 million.
Under the 2020 program, CMS Energy may sell shares of its common stock having an aggregate sales price of up to $500 million. Presented in the following table are details of CMS Energy’s forward sales contracts under this program at December 31, 2020:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	December 31, 2020
September 15, 2020	December 31, 2021	846,759	$61.04	$60.53
December 22, 2020	June 22, 2022	115,595	61.81	61.81
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

The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle the contracts as of December 31, 2020, CMS Energy would have been required to deliver 6,666 shares.
Preferred Stock of Subsidiary: Consumers’ preferred stock is traded on the New York Stock Exchange under the symbol CMS-PB. Presented in the following table are details of Consumers’ preferred stock at December 31, 2020 and 2019:

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
6:    Fair Value Measurements
Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. When measuring fair value, CMS Energy and Consumers are required to incorporate all assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. A fair value hierarchy prioritizes inputs used to measure fair value according to their observability in the market. The three levels of the fair value hierarchy are as follows:
•Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2 inputs are observable, market-based inputs, other than Level 1 prices. Level 2 inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices in inactive markets, and inputs derived from or corroborated by observable market data.
•Level 3 inputs are unobservable inputs that reflect CMS Energy’s or Consumers’ own assumptions about how market participants would value their assets and liabilities.
CMS Energy and Consumers classify fair value measurements within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement in its entirety.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities recorded at fair value on a recurring basis:

In Millions
	CMS Energy, including Consumers		Consumers
December 31	2020	2019	2020	2019
Assets[1]
Restricted cash equivalents	$17	$17	$15	$17
CMS Energy common stock	—	—	—	1
Nonqualified deferred compensation plan assets	23	18	18	14
Derivative instruments	1	1	1	1
Total assets	$41	$36	$34	$33
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$23	$18	$18	$14
Derivative instruments	17	8	—	—
Total liabilities	$40	$26	$18	$14
1All assets and liabilities were classified as Level 1 with the exception of derivative contracts, which were classified as Level 2 or Level 3.
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
A subsidiary of CMS Enterprises uses floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with future interest payments on certain long‑term variable-rate debt. The interest rate swaps are accounted for as cash flow hedges of the future variability of interest payments on debt with a notional amount of $85 million at December 31, 2020. Gains or losses on these swaps are initially reported in other comprehensive income (loss) and then, as interest payments are made on the hedged debt, are recognized in earnings within other interest expense on CMS Energy’s consolidated statements of income. The amount of losses recorded in other comprehensive loss was $6 million for the year ended December 31, 2020, $4 million for the year ended December 31, 2019 and $2 million for the year ended December 31, 2018. There were no material impacts on other interest expense associated with these swaps during the years presented. The fair value of these swaps recorded in other liabilities on CMS Energy’s consolidated balance sheets totaled $9 million at December 31, 2020 and $5 million at December 31, 2019. CMS Energy also has other interest rate swaps that economically hedge interest rate risk on debt, but that do not qualify for cash flow hedge accounting; the amounts associated with these swaps were not material for the years presented.
EnerBank uses fixed-to-floating interest rate swaps to manage interest rate risk exposure associated with changes in the fair value of certain long‑term fixed‑rate loans. The interest rate swaps qualify as fair value hedges of long‑term, fixed‑rate notes receivable with a notional amount of $134 million at December 31, 2020 and 2019. The fair value of these interest rate swaps recorded in other liabilities was $6 million at December 31, 2020 and $1 million at December 31, 2019. CMS Energy is adjusting the carrying value of the hedged notes receivable for the change in their fair value due to the hedged risk. For the year ended December 31, 2020, CMS Energy recorded a $5 million loss within operating revenue for the change in the fair value of the interest rate swaps and a $5 million gain within operating revenue for the change in the carrying value of the hedged notes receivable notes. Amounts recognized within operating revenue for the year ended December 31, 2019 were immaterial.
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

In Millions
	December 31, 2020					December 31, 2019
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$17	$17	$—	$—	$17	$20	$20	$—	$—	$20
Notes receivable[2]	2,887	3,248	—	—	3,248	2,500	2,652	—	—	2,652
Securities held to maturity[3]	28	29	—	29	—	26	26	—	26	—
Liabilities
Long-term debt[4]	15,120	17,512	1,249	14,178	2,085	13,062	14,185	1,197	11,048	1,940
Long-term payables[5]	33	35	—	—	35	30	32	—	—	32
Consumers
Assets
Long-term receivables[1]	$17	$17	$—	$—	$17	$20	$20	$—	$—	$20
Notes receivable – related party[6]	107	107	—	—	107	103	103	—	—	103
Liabilities
Long-term debt[7]	8,106	9,801	—	7,716	2,085	7,250	8,010	—	6,070	1,940
1Includes current portion of long-term accounts receivable of $12 million at December 31, 2020 and $13 million at December 31, 2019.
2Includes current portion of notes receivable of $275 million at December 31, 2020 and $242 million at December 31, 2019. For further details, see Note 8, Notes Receivable.
3These investment securities consist primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank. There were $1 million of unrealized gains in 2020 and no unrealized gains or losses in 2019.
4Includes current portion of long-term debt of $1.5 billion at December 31, 2020 and $1.1 billion at December 31, 2019.

5Includes current portion of long-term payables of $6 million at December 31, 2020 and $1 million at December 31, 2019.
6Includes current portion of notes receivable – related party of $7 million at December 31, 2020 and 2019. For further details on this note receivable, see Note 8, Notes Receivable.
7Includes current portion of long-term debt of $364 million at December 31, 2020 and $202 million at December 31, 2019.
The effects of third-party credit enhancements were excluded from the fair value measurements of long-term debt. The principal amount of CMS Energy’s long-term debt supported by third-party credit enhancements was $35 million at December 31, 2019. The entirety of this amount was at Consumers.
DB SERP Securities: In 2018, CMS Energy and Consumers sold available-for-sale investment securities held within the DB SERP, receiving proceeds of $142 million, $103 million of which was related to Consumers.
8:    Notes Receivable
Presented in the following table are details of CMS Energy’s and Consumers’ notes receivable:

In Millions
December 31	2020	2019
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$275	$242
Non‑current
EnerBank notes receivable, net of allowance for loan losses	2,612	2,258
Total notes receivable	$2,887	$2,500
Consumers
Current
DB SERP note receivable – related party	$7	$7
Non‑current
DB SERP note receivable – related party	100	96
Total notes receivable	$107	$103
EnerBank Notes Receivable
EnerBank notes receivable are primarily unsecured, fixed-rate installment loans provided throughout the U.S. to finance home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses.
Authorized contractors pay fees to EnerBank to provide borrowers with same-as-cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $128 million at December 31, 2020 and $134 million at December 31, 2019.
During 2020, EnerBank purchased portfolios of secured and unsecured consumer installment loans with a principal value of $90 million. During 2020, EnerBank completed sales of notes receivable with a principal value of $246 million and recorded gains of $6 million.

EnerBank utilizes FICO scores as a key credit quality indicator when underwriting new loans and in assessing the credit exposures in its loan portfolio. The score is determined at the time of a borrower’s application and is generally not updated since the average duration of loans is about two years. At December 31, 2020, 86 percent of EnerBank’s loans had a FICO score rating between good and excellent. At December 31, 2020, 97 percent of EnerBank’s loan portfolio was originated within the past five years.
The allowance for loan losses at December 31, 2020 reflects expected credit losses over the entire lifetime of the loan portfolio. EnerBank estimates the allowance by using the “weighted-average remaining maturity” methodology for their term loans, and the “probability of default and loss given default” methodology for their same-as-cash loans. These methodologies consider historical loan loss experience, prepayment expectations, and credit quality indicators. EnerBank considers current and projected economic conditions, and other reasonable and supportable forecast information to determine if adjustments to the allowance are necessary. The allowance is increased by the provision for loan losses and decreased by loan charge‑offs net of recoveries. Loan losses are charged against the allowance when the loss is confirmed, but no later than the point at which a loan becomes 120 days past due.
Presented in the following table are the changes in the allowance for loan losses:

In Millions
Years Ended December 31	2020	2019
Balance at beginning of period	$33	$24
Effects of new accounting standard[1]	62	—
Provision for loan losses	60	38
Charge-offs	(39)	(35)
Recoveries	7	6
Balance at end of period	$123	$33
1The allowance for loan losses at December 31, 2019 reflected expected credit losses over a 12-month period. On January 1, 2020, in accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments, the allowance for loan losses was adjusted to reflect expected credit losses over the life of the loan. Additionally, EnerBank recorded $3 million for expected credit losses related to unfunded loan commitments. For further details, see Note 2, New Accounting Standards.
Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent loans was $32 million at December 31, 2020 and $33 million at December 31, 2019. At December 31, 2020 and 2019, EnerBank’s loans that had been modified as troubled debt restructurings were immaterial.
In response to the COVID-19 pandemic, and consistent with FDIC guidance, EnerBank offered new payment accommodations for current qualifying customers. At December 31, 2020, EnerBank had not experienced increased delinquent loans, charge-offs, or increased loan modifications due to the COVID-19 pandemic. EnerBank did not make any material adjustments to their allowance for loan losses at December 31, 2020 due to the COVID-19 pandemic. EnerBank cannot predict the longer-term impacts of the pandemic, but could experience slower lending growth, higher loan write-offs, and increased loan modifications.
EnerBank issues loan commitments to meet customer-financing needs. These commitments are agreements to provide credit as long as certain conditions are met and expire after 120 days. EnerBank uses the same credit policies in making these commitments as it uses for loans. EnerBank had $348 million of off-balance-sheet unfunded loan commitments at December 31, 2020, and had recorded a liability of $6 million for expected credit losses on those commitments.

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

9:    Plant, Property, and Equipment
Presented in the following table are details of CMS Energy’s and Consumers’ plant, property, and equipment:

In Millions
December 31	Estimated Depreciable Life in Years	2020	2019
CMS Energy, including Consumers
Plant, property, and equipment, gross
Consumers	3 - 125	$26,757	$24,963
Enterprises
Independent power production[1]	3 - 40	1,112	403
Other	3 - 5	1	2
EnerBank	1 - 7	37	22
Plant, property, and equipment, gross		$27,907	$25,390
Construction work in progress		1,085	896
Accumulated depreciation and amortization		(7,953)	(7,360)
Total plant, property, and equipment[2]		$21,039	$18,926
Consumers
Plant, property, and equipment, gross
Electric
Generation	22 - 125	$6,376	$5,942
Distribution	20 - 75	9,130	8,519
Transmission	46 - 75	—	113
Other	5 - 50	1,326	1,258
Assets under finance leases and other financing[3]		323	326
Gas
Distribution	20 - 85	5,702	5,235
Transmission	17 - 75	2,003	1,752
Underground storage facilities[4]	27 - 75	1,046	987
Other	5 - 50	817	797
Assets under finance leases[3]		13	14
Other non-utility property	3 - 51	21	20
Plant, property, and equipment, gross		$26,757	$24,963
Construction work in progress		1,058	879
Accumulated depreciation and amortization		(7,844)	(7,272)
Total plant, property, and equipment[2]		$19,971	$18,570
1A significant portion of independent power production assets are leased to others under operating leases. For information regarding CMS Energy’s operating leases of owned assets, see Note 10, Leases and Palisades Financing.
2Consumers’ plant additions were $2.0 billion for the years ended December 31, 2020 and 2019. Consumers’ plant retirements were $220 million for the year ended December 31, 2020 and $380 million for the year ended December 31, 2019. Consumers plans to retire the D.E. Karn 1 & 2 coal-fueled electric generating units in 2023. Accordingly, in 2019, Consumers removed from total plant, property, and equipment $667 million, representing the projected remaining book value of the two units upon their retirement, and recorded it as a regulatory asset. For additional details, see Note 3, Regulatory Matters.
3For information regarding the amortization terms of Consumers’ assets under finance leases and other financing, see Note 10, Leases and Palisades Financing.
4Underground storage includes base natural gas of $26 million at December 31, 2020 and 2019. Base natural gas is not subject to depreciation.
Intangible Assets: Included in net plant, property, and equipment are intangible assets. Presented in the following table are details about CMS Energy’s and Consumers’ intangible assets:

In Millions
Description	Amortization Life in Years	December 31, 2020		December 31, 2019
		Gross Cost[1]	Accumulated Amortization	Gross Cost[1]	Accumulated Amortization
CMS Energy, including Consumers
Software development	1 - 15	$883	$577	$882	$529
Rights of way	50 - 85	197	57	180	55
Franchises and consents	5 - 50	16	10	16	9
Leasehold improvements	various[2]	10	7	9	7
Other intangibles	various	28	16	27	15
Total		$1,134	$667	$1,114	$615
Consumers
Software development	3 - 15	$856	$568	$869	$521
Rights of way	50 - 85	197	57	180	55
Franchises and consents	5 - 50	16	10	16	9
Leasehold improvements	various[2]	10	7	9	7
Other intangibles	various	25	16	26	15
Total		$1,104	$658	$1,100	$607
1Consumers’ intangible asset additions were $69 million for the year ended December 31, 2020 and $67 million for the year ended December 31, 2019. Consumers’ intangible asset retirements were $65 million for the year ended December 31, 2020 and $193 million for the year ended December 31, 2019.
2Leasehold improvements are amortized over the life of the lease, which may change whenever the lease is renewed or extended.
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

Years Ended December 31	2020	2019	2018
Electric	6.9%	6.4%	6.9%
Gas	5.7	5.8	5.9
Assets Under Finance Leases and Other Financing: Presented in the following table are further details about changes in Consumers’ assets under finance leases and other financing:

In Millions
Years Ended December 31	2020	2019
Consumers
Balance at beginning of period	$340	$309
Additions	—	26
Net retirements and other adjustments	(4)	5
Balance at end of period	$336	$340
Assets under finance leases and other financing are presented as gross amounts. Consumers’ accumulated amortization of assets under finance leases and other financing was $254 million at December 31, 2020 and $239 million at December 31, 2019.
Depreciation and Amortization: Presented in the following table are further details about CMS Energy’s and Consumers’ accumulated depreciation and amortization:

In Millions
Years Ended December 31	2020	2019
CMS Energy, including Consumers
Utility plant assets	$7,841	$7,269
Non-utility plant assets	112	91
Consumers
Utility plant assets	$7,841	$7,269
Non-utility plant assets	3	3
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

Years Ended December 31	2020	2019	2018
Electric utility property	3.9%	3.9%	3.9%
Gas utility property	2.9	2.9	2.9
Other property	9.8	10.0	10.1
CMS Energy and Consumers record property repairs and minor property replacement as maintenance expense. CMS Energy and Consumers record planned major maintenance activities as operating expense unless the cost represents the acquisition of additional long-lived assets or the replacement of an existing long-lived asset.
Presented in the following table are the components of CMS Energy’s and Consumers’ depreciation and amortization expense:

In Millions
Years Ended December 31	2020	2019	2018
CMS Energy, including Consumers
Depreciation expense – plant, property, and equipment	$902	$842	$778
Amortization expense
Software	116	121	127
Other intangible assets	4	3	3
Securitized regulatory assets	26	26	25
Total depreciation and amortization expense	$1,048	$992	$933
Consumers
Depreciation expense – plant, property, and equipment	$881	$827	$768
Amortization expense
Software	112	119	125
Other intangible assets	4	3	3
Securitized regulatory assets	26	26	25
Total depreciation and amortization expense	$1,023	$975	$921
Presented in the following table is CMS Energy’s and Consumers’ estimated amortization expense on intangible assets for each of the next five years:

In Millions
	2021	2022	2023	2024	2025
CMS Energy, including Consumers
Intangible asset amortization expense	$120	$115	$100	$89	$86
Consumers
Intangible asset amortization expense	$115	$111	$97	$86	$85

Jointly Owned Regulated Utility Facilities
Presented in the following table are Consumers’ investments in jointly owned regulated utility facilities at December 31, 2020:

In Millions, Except Ownership Share
	J.H. Campbell Unit 3	Ludington	Other
Ownership share	93.3%	51.0%	various
Utility plant in service	$1,743	$489	$381
Accumulated depreciation	(822)	(188)	(107)
Construction work in progress	12	78	12
Net investment	$933	$379	$286
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

Presented in the following table is information about CMS Energy’s and Consumers’ lease right-of-use assets and lease liabilities:

In Millions, Except as Noted
	CMS Energy, including Consumers		Consumers
December 31	2020	2019	2020	2019
Operating leases
Right-of-use assets[1]	$34	$47	$28	$40
Lease liabilities
Current lease liabilities[2]	9	9	7	8
Non-current lease liabilities[3]	25	37	21	32
Finance leases
Right-of-use assets	$65	$71	$65	$71
Lease liabilities[4]
Current lease liabilities	7	6	7	6
Non-current lease liabilities	53	60	53	60
Weighted-average remaining lease term (in years)
Operating leases	19	17	18	14
Finance leases	12	12	12	12
Weighted-average discount rate
Operating leases	3.9%	3.8%	3.8%	3.7%
Finance leases[5]	1.8%	1.9%	1.8%	1.9%
1CMS Energy’s and Consumers’ operating right-of-use lease assets are reported as other non‑current assets on their consolidated balance sheets.
2The current portion of CMS Energy’s and Consumers’ operating lease liabilities are reported as other current liabilities on their consolidated balance sheets.
3The non‑current portion of CMS Energy’s and Consumers’ operating lease liabilities are reported as other non‑current liabilities on their consolidated balance sheets.
4Includes related-party lease liabilities of $25 million, of which less than $1 million was current, at December 31, 2020 and December 31, 2019.
5This rate excludes the impact of Consumers’ pipeline agreements and long-term PPAs accounted for as finance leases. The required capacity payments under these agreements, when compared to the underlying fair value of the leased assets, result in effective interest rates that exceed market rates for leases with similar terms.

CMS Energy and Consumers report operating, variable, and short-term lease costs as operating expenses on their consolidated statements of income, except for certain amounts that may be capitalized to other assets. Presented in the following table is a summary of CMS Energy’s and Consumers’ total lease costs:

In Millions
Years Ended December 31	2020	2019
CMS Energy, including Consumers
Operating lease costs	$10	$11
Finance lease costs
Amortization of right-of-use assets	6	6
Interest on lease liabilities	17	18
Variable lease costs	94	95
Short-term lease costs	17	16
Total lease costs	$144	$146
Consumers
Operating lease costs	$9	$9
Finance lease costs
Amortization of right-of-use assets	6	6
Interest on lease liabilities	17	18
Variable lease costs	94	95
Short-term lease costs	16	16
Total lease costs	$142	$144
Presented in the following table is cash flow information related to amounts paid on CMS Energy’s and Consumers’ lease liabilities:

In Millions
Years Ended December 31	2020	2019
CMS Energy, including Consumers
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities for operating leases	$11	$11
Cash used in operating activities for finance leases	17	18
Cash used in financing activities for finance leases	6	7
Consumers
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities for operating leases	$9	$9
Cash used in operating activities for finance leases	17	18
Cash used in financing activities for finance leases	6	7

Presented in the following table are the minimum rental commitments under CMS Energy’s and Consumers’ non-cancelable leases:

In Millions
		Finance Leases
December 31, 2020	Operating Leases	Pipelines and PPAs	Other	Total
CMS Energy, including Consumers
2021	$10	$17	$5	$22
2022	4	14	5	19
2023	2	13	5	18
2024	1	13	3	16
2025	1	13	1	14
2026 and thereafter	34	66	11	77
Total minimum lease payments	$52	$136	$30	$166
Less discount	18	103	3	106
Present value of minimum lease payments	$34	$33	$27	$60
Consumers
2021	$8	$17	$5	$22
2022	4	14	5	19
2023	2	13	5	18
2024	1	13	3	16
2025	1	13	1	14
2026 and thereafter	27	66	11	77
Total minimum lease payments	$43	$136	$30	$166
Less discount	15	103	3	106
Present value of minimum lease payments	$28	$33	$27	$60
Lessor
CMS Energy and Consumers are the lessor under power sales and natural gas delivery agreements that are accounted for as leases.
CMS Energy has power sales agreements that are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. For the year ended December 31, 2020, lease revenue from these power sales agreements was $148 million, which included variable lease payments of $93 million. For the year ended December 31, 2019, lease revenue from these power sales agreements was $174 million, which included variable lease payments of $119 million.

Presented in the following table are the minimum rental payments to be received under CMS Energy’s non‑cancelable operating leases:

In Millions
December 31, 2020
2021	$54
2022	48
2023	43
2024	43
2025	44
2026 and thereafter	18
Total minimum lease payments	$250
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
Minimum rental payments to be received under Consumers’ direct financing leases are $1 million for each of the next five years and $18 million for the years thereafter. The lease receivable was $10 million as of December 31, 2020, which does not include unearned income of $13 million.
Minimum rental payments to be received under CMS Energy’s direct finance lease are less than $1 million for each of the next five years and $10 million for the years thereafter. The lease receivable was $5 million as of December 31, 2020, which does not include unearned income of $5 million.
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
Total amortization and interest charges under the financing were $14 million for the year ended December 31, 2020, $15 million for the year ended December 31, 2019, and $16 million for the year ended December 31, 2018. At December 31, 2020, the Palisades asset and financing obligation both had a balance of $16 million.

Presented in the following table are the minimum Palisades PPA payments included in the financing obligation:

In Millions
December 31, 2020
2021	$14
2022	3
Total minimum payments	$17
Less discount	1
Financing obligation	$16
Less current portion	13
Non-current portion	$3
11:    Asset Retirement Obligations
CMS Energy and Consumers record the fair value of the cost to remove assets at the end of their useful lives, if there is a legal obligation to remove them. If a reasonable estimate of fair value cannot be made in the period in which the ARO is incurred, such as for assets with indeterminate lives, the liability is recognized when a reasonable estimate of fair value can be made. CMS Energy and Consumers have not recorded liabilities associated with the closure of certain gas wells that have an indeterminate life. CMS Energy and Consumers have not recorded liabilities for assets that have immaterial cumulative disposal costs, such as substation batteries.
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
Presented below are the categories of assets that CMS Energy and Consumers have legal obligations to remove at the end of their useful lives and for which they have an ARO liability recorded:

Company and ARO Description	In-Service Date	Long-Lived Assets
CMS Energy, including Consumers
Closure of coal ash disposal areas	various	Generating plants coal ash areas
Gas distribution cut, purge, and cap	various	Gas distribution mains and services
Asbestos abatement	1973	Electric and gas utility plant
Closure of renewable generation assets	various	Wind and solar generation facilities
Gas wells plug and abandon	various	Gas transmission and storage
Consumers
Closure of coal ash disposal areas	various	Generating plants coal ash areas
Gas distribution cut, purge, and cap	various	Gas distribution mains and services
Asbestos abatement	1973	Electric and gas utility plant
Closure of renewable generation assets	various	Wind and solar generation facilities
Gas wells plug and abandon	various	Gas transmission and storage
No assets have been restricted for purposes of settling AROs.

Presented in the following tables are the changes in CMS Energy’s and Consumers’ ARO liabilities:

In Millions
Company and ARO Description	ARO Liability 12/31/2019	Incurred	Settled	Accretion	Cash Flow Revisions	ARO Liability 12/31/2020
CMS Energy, including Consumers
Consumers	$474	$46	$(41)	$23	$28	$530
Renewable generation assets	3	19	—	1	—	23
Total CMS Energy	$477	$65	$(41)	$24	$28	$553
Consumers
Coal ash disposal areas	$166	$—	$(24)	$6	$—	$148
Gas distribution cut, purge, and cap	231	1	(5)	13	—	240
Asbestos abatement	34	—	—	2	—	36
Renewable generation assets	21	24	—	1	28	74
Gas wells plug and abandon	22	16	(7)	1	—	32
Cable under Straits of Mackinac[1]	—	5	(5)	—	—	—
Total Consumers	$474	$46	$(41)	$23	$28	$530
1    For further details, see Note 4, Contingencies and Commitments—Consumers Electric Utility Contingencies.

In Millions
Company and ARO Description	ARO Liability 12/31/2018	Incurred	Settled	Accretion	Cash Flow Revisions	ARO Liability 12/31/2019
CMS Energy, including Consumers
Consumers	$428	$55	$(37)	$21	$7	$474
Gas treating plant and gas wells	1	—	(1)	—	—	—
Renewable generation assets	3	—	—	—	—	3
Total CMS Energy	$432	$55	$(38)	$21	$7	$477
Consumers
Coal ash disposal areas	$179	$—	$(27)	$7	$7	$166
Gas distribution cut, purge, and cap	205	22	(8)	12	—	231
Asbestos abatement	33	—	(1)	2	—	34
Renewable generation assets	11	10	—	—	—	21
Gas wells plug and abandon	—	23	(1)	—	—	22
Total Consumers	$428	$55	$(37)	$21	$7	$474

12:    Retirement Benefits
Benefit Plans: CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans. These plans include:
•non‑contributory, qualified DB Pension Plans (closed to new non‑union participants as of July 1, 2003 and closed to new union participants as of September 1, 2005)
•a non‑contributory, qualified DCCP for employees hired on or after July 1, 2003
•benefits to certain management employees under a non‑contributory, nonqualified DB SERP (closed to new participants as of March 31, 2006)
•a non‑contributory, nonqualified DC SERP for certain management employees hired or promoted on or after April 1, 2006
•a contributory, qualified defined contribution 401(k) plan
•health care and life insurance benefits under an OPEB Plan
DB Pension Plans: Participants in the pension plans include present and former employees of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries. Pension plan trust assets are not distinguishable by company. Effective December 31, 2017, CMS Energy’s and Consumers’ then-existing pension plan was amended to include only retired and former employees already covered; this amended plan is referred to as DB Pension Plan B. Also effective December 31, 2017, active employees were moved to a newly created pension plan, referred to as DB Pension Plan A, whose benefits mirror those provided under DB Pension Plan B. Maintaining separate plans for the two groups allows CMS Energy and Consumers to employ a more targeted investment strategy and provides additional opportunities to mitigate risk and volatility.
In September 2020, CMS Energy and Consumers determined it was probable that 2020 lump-sum payments to retired employees under DB Pension Plan A would exceed the plan’s service cost and interest cost components of net periodic cost for the year. These lump-sum payments constitute pension plan liability settlements; once such settlements meet the service and interest cost threshold, recognition in earnings is required. As a result, in accordance with GAAP, CMS Energy, including Consumers, performed a remeasurement of DB Pension Plan A as of August 31, 2020 and recognized a settlement loss of $36 million; $35 million of this amount was recognized by Consumers and deferred as a regulatory asset. At December 31, 2020, CMS Energy, including Consumers, recognized an additional settlement loss of $10 million for the period September 1, 2020 to December 31, 2020; $10 million of this amount was recognized by Consumers and deferred as a regulatory asset. CMS Energy and Consumers will amortize the regulatory asset over nine years.
DCCP: CMS Energy and Consumers provide an employer contribution to the DCCP 401(k) plan for employees hired on or after July 1, 2003. The contribution ranges from five percent to seven percent of base pay, depending on years of service. Employees are not required to contribute in order to receive the plan’s employer contribution. DCCP expense for CMS Energy, including Consumers, was $33 million for the year ended December 31, 2020, $30 million for the year ended December 31, 2019, and $26 million for the year ended December 31, 2018. DCCP expense for Consumers was $31 million for the year ended December 31, 2020, $28 million for the year ended December 31, 2019, and $25 million for the year ended December 31, 2018.

DB SERP: The DB SERP is a nonqualified plan as defined by the Internal Revenue Code. DB SERP benefits are paid from a rabbi trust established in 1988. The trust assets are not considered plan assets under ASC 715. DB SERP rabbi trust earnings are taxable. Presented in the following table are the fair values of trust assets, ABO, and contributions for CMS Energy’s and Consumers’ DB SERP:

In Millions
Years Ended December 31	2020	2019
CMS Energy, including Consumers
Trust assets	$146	$143
ABO	159	149
Contributions	8	—
Consumers
Trust assets	$107	$104
ABO	115	107
Contributions	5	—
DC SERP: On April 1, 2006, CMS Energy and Consumers implemented a DC SERP and froze further new participation in the DB SERP. The DC SERP provides participants benefits ranging from five percent to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. CMS Energy’s and Consumers’ contributions to the plan, if any, are placed in a grantor trust. For CMS Energy and Consumers, trust assets were $11 million at December 31, 2020 and $8 million at December 31, 2019. DC SERP assets are included in other non‑current assets on CMS Energy’s and Consumers’ consolidated balance sheets. CMS Energy’s and Consumers’ DC SERP expense was $2 million for the years ended December 31, 2020 and 2019, and $1 million for the year ended December 31, 2018.
401(k) Plan: The 401(k) plan employer match equals 100 percent of eligible contributions up to the first three percent of an employee’s wages and 50 percent of eligible contributions up to the next two percent of an employee’s wages. The total 401(k) plan cost for CMS Energy, including Consumers, was $30 million for the year ended December 31, 2020, $28 million for the year ended December 31, 2019, and $27 million for the year ended December 31, 2018. The total 401(k) plan cost for Consumers was $29 million for the year ended December 31, 2020, $27 million for the year ended December 31, 2019, and $26 million for the year ended December 31, 2018.
OPEB Plan: Participants in the OPEB Plan include all regular full-time employees covered by the employee health care plan on the day before retirement from either CMS Energy or Consumers at age 55 or older with at least ten full years of applicable continuous service. Regular full-time employees who qualify for disability retirement under the DB Pension Plans or are disabled and covered by the DCCP and who have 15 years of applicable continuous service may also participate in the OPEB Plan. Retiree health care costs were based on the assumption that costs would increase 6.50 percent in 2021 and 6.75 percent in 2020 for those under 65 and would increase 7.00 percent in 2021 and 7.25 percent in 2020 for those over 65. The rate of increase was assumed to decline to 4.75 percent by 2027 and thereafter for all retirees.

Assumptions: Presented in the following table are the weighted-average assumptions used in CMS Energy’s and Consumers’ retirement benefits plans to determine benefit obligations and net periodic benefit cost:

December 31	2020	2019	2018
CMS Energy, including Consumers
Weighted average for benefit obligations[1]
Discount rate[2]
DB Pension Plan A	2.73%	3.37%	4.48%
DB Pension Plan B	2.41	3.17	4.32
DB SERP	2.40	3.15	4.32
OPEB Plan	2.69	3.32	4.42
Rate of compensation increase
DB Pension Plan A	3.70	3.50	3.50
DB SERP	5.50	5.50	5.50
Weighted average for net periodic benefit cost[1]
Service cost discount rate[2,3]
DB Pension Plan A	3.44%	4.55%	3.85%
DB SERP	3.46	4.58	3.83
OPEB Plan	3.57	4.63	3.93
Interest cost discount rate[2,3]
DB Pension Plan A	2.92	4.08	3.39
DB Pension Plan B	2.74	3.93	3.24
DB SERP	2.74	3.94	3.26
OPEB Plan	2.88	4.03	3.35
Expected long-term rate of return on plan assets[4]
DB Pension Plans	6.75	7.00	7.00
OPEB Plan	6.75	7.00	7.00
Rate of compensation increase
DB Pension Plan A	3.50	3.50	3.50
DB SERP	5.50	5.50	5.50
1The mortality assumption for benefit obligations was based on the Pri-2012 Mortality Table for 2020 and 2019 and the RP-2014 Mortality Table for 2018, with improvement scales MP-2020 for 2020, MP-2019 for 2019, and MP-2018 for 2018. The mortality assumption for net periodic benefit cost was based on the Pri-2012 Mortality Table for 2020 and the RP-2014 Mortality Table for 2019 and 2018, with improvement scales MP-2019 for 2020, MP-2018 for 2019, and MP-2017 for 2018.
2The discount rate reflects the rate at which benefits could be effectively settled and is equal to the equivalent single rate resulting from a yield-curve analysis. This analysis incorporated the projected benefit payments specific to CMS Energy’s and Consumers’ DB Pension Plans and OPEB Plan and the yields on high-quality corporate bonds rated Aa or better.
3CMS Energy and Consumers have elected to use a full-yield-curve approach in the estimation of service cost and interest cost; this approach applies individual spot rates along the yield curve to future projected benefit payments based on the time of payment.
4CMS Energy and Consumers determined the long-term rate of return using historical market returns, the present and expected future economic environment, the capital market principles of risk and return, and the expert opinions of individuals and firms with financial market knowledge. CMS Energy and Consumers considered the asset allocation of the portfolio in forecasting the future expected total return of the portfolio. The goal was to determine a long-term rate of return that could be incorporated into the planning of future cash flow requirements in conjunction with the change in the liability. Annually, CMS Energy and Consumers review for reasonableness and appropriateness the forecasted returns for various classes of assets used to construct an expected return model. CMS Energy’s and Consumers’ expected long-term rate of return on the assets of the DB Pension Plans was 6.75 percent in 2020. The actual return (loss) on the assets of the DB Pension Plans was 13.6 percent in 2020, 21.0 percent in 2019, and (6.7) percent in 2018.
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	DB Pension Plans and DB SERP			OPEB Plan
Years Ended December 31	2020	2019	2018	2020	2019	2018
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$50	$41	$48	$16	$14	$17
Interest cost	83	103	95	33	41	34
Settlement loss	1	—	—	—	—	—
Expected return on plan assets	(191)	(162)	(149)	(100)	(88)	(97)
Amortization of:
Net loss	95	50	76	15	26	15
Prior service cost (credit)	1	1	3	(56)	(62)	(67)
Settlement loss	2	—	—	—	—	—
Net periodic cost (credit)	$41	$33	$73	$(92)	$(69)	$(98)
Consumers
Net periodic cost (credit)
Service cost	$49	$40	$47	$15	$13	$16
Interest cost	78	97	88	31	40	33
Expected return on plan assets	(181)	(153)	(139)	(93)	(82)	(91)
Amortization of:
Net loss	90	47	73	15	26	16
Prior service cost (credit)	1	1	3	(54)	(61)	(65)
Settlement loss	2	—	—	—	—	—
Net periodic cost (credit)	$39	$32	$72	$(86)	$(64)	$(91)
CMS Energy and Consumers amortize net gains and losses in excess of ten percent of the greater of the PBO or the MRV over the average remaining service period for DB Pension Plan A and the OPEB Plan and over the average remaining life expectancy of participants for DB Pension Plan B. For DB Pension Plan A, the estimated period of amortization of gains and losses was eight years for the year ended December 31, 2020, and nine years for the years ended December 31, 2019 and 2018. For DB Pension Plan B, the estimated period of amortization of gains and losses was 19 years for the year ended December 31, 2020, and 20 years for the years ended December 31, 2019 and 2018. For the OPEB Plan, the estimated amortization period was nine years for the year ended December 31, 2020, and ten years for the years ended December 31, 2019 and 2018.
Prior service cost (credit) amortization is established in the year in which the prior service cost (credit) first occurred, and is based on the same amortization period for all future years until the prior service cost

(credit) is fully amortized. CMS Energy and Consumers had new prior service costs for DB Pension Plan A in 2020. The estimated period of amortization of these new prior service costs is eight years. CMS Energy and Consumers had new prior service credits for OPEB in 2018. The estimated period of amortization of these new prior service credits is nine years.
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

Reconciliations: Presented in the following table are reconciliations of the funded status of CMS Energy’s and Consumers’ retirement benefits plans with their retirement benefits plans’ liabilities:

In Millions
	DB Pension Plans				DB SERP		OPEB Plan
Years Ended December 31	2020	2019			2020	2019	2020	2019
CMS Energy, including Consumers
Benefit obligation at beginning of period	$2,973		$2,512		$150	$140	$1,165		$1,045
Service cost	50		41		—	—	16		14
Interest cost	79		98		4	5	33		41
Plan amendments	24		—		—	—	—		—
Actuarial loss	355	[1]	476	[1]	16	15	39	[1]	110	[1]
Benefits paid	(215)		(154)		(10)	(10)	(48)		(45)
Benefit obligation at end of period	$3,266		$2,973		$160	$150	$1,205		$1,165
Plan assets at fair value at beginning of period	$2,546		$2,247		$—	$—	$1,509		$1,280
Actual return on plan assets	371		453		—	—	182		273
Company contribution	700		—		10	10	1		—
Actual benefits paid	(215)		(154)		(10)	(10)	(47)		(44)
Plan assets at fair value at end of period	$3,402		$2,546		$—	$—	$1,645		$1,509
Funded status	$136	[2]	$(427)	[2]	$(160)	$(150)	$440		$344
Consumers
Benefit obligation at beginning of period					$109	$101	$1,120		$1,004
Service cost					—	—	15		13
Interest cost					3	4	31		40
Actuarial loss					12	11	37	[1]	106	[1]
Benefits paid					(7)	(7)	(45)		(43)
Benefit obligation at end of period					$117	$109	$1,158		$1,120
Plan assets at fair value at beginning of period					$—	$—	$1,410		$1,197
Actual return on plan assets					—	—	169		255
Company contribution					7	7	1		—
Actual benefits paid					(7)	(7)	(45)		(42)
Plan assets at fair value at end of period					$—	$—	$1,535		$1,410
Funded status					$(117)	$(109)	$377		$290
1The actuarial loss for 2020 and 2019 for the DB Pension Plans was primarily the result of lower discount rates and lower interest rates used to calculate the value of lump-sum payments. The actuarial loss for 2020 and 2019 for the OPEB Plan was primarily the result of lower discount rates.
2The total funded status of the DB Pension Plans attributable to Consumers, based on an allocation of expenses, was $138 million at December 31, 2020 and $(408) million at December 31, 2019.

Presented in the following table is the classification of CMS Energy’s and Consumers’ retirement benefit plans’ assets and liabilities:

In Millions
December 31	2020	2019
CMS Energy, including Consumers
Non-current assets
DB Pension Plans	$136	$104
OPEB Plan	440	344
Current liabilities
DB SERP	10	10
Non-current liabilities
DB Pension Plans	—	531
DB SERP	150	140
Consumers
Non-current assets
DB Pension Plans	$138	$109
OPEB Plan	377	290
Current liabilities
DB SERP	7	7
Non-current liabilities
DB Pension Plans	—	517
DB SERP	110	102
The ABO for the DB Pension Plans was $2.9 billion at December 31, 2020 and $2.6 billion at December 31, 2019. At December 31, 2019, the PBO and ABO for one of the defined benefit pension plans exceeded plan assets; presented in the following table is information related to that plan:

In Millions
December 31	2019
CMS Energy, including Consumers
PBO	$1,736
ABO	1,398
Fair value of plan assets	1,205

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost: Presented in the following table are the amounts recognized in regulatory assets and AOCI that have not been recognized as components of net periodic benefit cost. For additional details on regulatory assets, see Note 3, Regulatory Matters.

In Millions
	DB Pension Plans and DB SERP		OPEB Plan
December 31	2020	2019	2020	2019
CMS Energy, including Consumers
Regulatory assets
Net loss	$1,194	$1,114	$254	$308
Prior service cost (credit)	29	8	(246)	(300)
Regulatory assets	$1,223	$1,122	$8	$8
AOCI
Net loss (gain)	120	105	(10)	(6)
Prior service cost (credit)	1	—	(6)	(8)
Total amounts recognized in regulatory assets and AOCI	$1,344	$1,227	$(8)	$(6)
Consumers
Regulatory assets
Net loss	$1,194	$1,114	$254	$308
Prior service cost (credit)	29	8	(246)	(300)
Regulatory assets	$1,223	$1,122	$8	$8
AOCI
Net loss	47	36	—	—
Total amounts recognized in regulatory assets and AOCI	$1,270	$1,158	$8	$8
Plan Assets: Presented in the following tables are the fair values of the assets of CMS Energy’s DB Pension Plans and OPEB Plan, by asset category and by level within the fair value hierarchy. For additional details regarding the fair value hierarchy, see Note 6, Fair Value Measurements.

In Millions
	DB Pension Plans
	December 31, 2020			December 31, 2019
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Cash and short-term investments	$115	$115	$—	$44	$44	$—
U.S. government and agencies securities	150	—	150	66	—	66
Corporate debt	540	—	540	493	—	493
State and municipal bonds	11	—	11	17	—	17
Foreign corporate bonds	41	—	41	33	—	33
Mutual funds	971	971	—	640	640	—
	$1,828	$1,086	$742	$1,293	$684	$609
Pooled funds	1,574			1,253
Total	$3,402			$2,546

In Millions
	OPEB Plan
	December 31, 2020			December 31, 2019
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Cash and short-term investments	$33	$33	$—	$9	$9	$—
U.S. government and agencies securities	18	—	18	10	—	10
Corporate debt	64	—	64	71	—	71
State and municipal bonds	2	—	2	2	—	2
Foreign corporate bonds	5	—	5	5	—	5
Common stocks	66	66	—	55	55	—
Mutual funds	807	807	—	713	713	—
	$995	$906	$89	$865	$777	$88
Pooled funds	650			644
Total	$1,645			$1,509
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

Asset Allocations: Presented in the following table are the investment components of the assets of CMS Energy’s DB Pension Plans and OPEB Plan as of December 31, 2020:

	DB Pension Plans	OPEB Plan
Equity securities	55.0%	50.0%
Fixed-income securities	34.0	30.0
Multi-asset investments	11.0	20.0
	100.0%	100.0%
CMS Energy’s target 2020 asset allocation for the assets of the DB Pension Plans was 53 percent equity, 35 percent fixed income, and 12 percent multi-asset investments. The goal of this target asset allocation was to maximize the long-term return on plan assets, while maintaining a prudent level of risk. The level of acceptable risk is a function of the liabilities of the plan. Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P MidCap and SmallCap Indexes and Foreign Equity Funds. Fixed-income investments are diversified across investment grade instruments of government and corporate issuers as well as high-yield and global bond funds. Multi-assets are diversified across absolute return investment approaches and global tactical asset allocation, such as inflation protected securities, real estate investment trusts, commodities, currency, and preferred stock. CMS Energy uses annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.
CMS Energy established union and non‑union VEBA trusts to fund future retiree health and life insurance benefits. These trusts are funded through the ratemaking process for Consumers and through direct contributions from the non‑utility subsidiaries. CMS Energy’s target 2020 asset allocation for the health trusts was 50 percent equity, 30 percent fixed income, and 20 percent multi-asset investments. CMS Energy’s target asset allocation for the life trusts was 42 percent equity, 28 percent fixed income, and 30 percent multi-asset investments. The goal of these target allocations was to maximize the long-term return on plan assets, while maintaining a prudent level of risk. The level of acceptable risk is a function of the liabilities of the plans. Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P SmallCap Index and Foreign Equity Funds. Fixed-income investments are diversified across investment grade instruments of government and corporate issuers. Multi-assets are diversified across absolute return investment approaches and global tactical asset allocation, such as inflation protected securities, real estate investment trusts, commodities, currency and preferred stock. CMS Energy uses annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.
Contributions: Presented in the following table are the contributions to CMS Energy’s and Consumers’ DB Pension Plans and OPEB Plan:

In Millions
Years Ended December 31	2020	2019
CMS Energy, including Consumers
DB Pension Plans	$700	$—
OPEB Plan	1	—
Consumers
DB Pension Plans	$682	$—
OPEB Plan	1	—
Contributions comprise required amounts and discretionary contributions. Neither CMS Energy nor Consumers plans to contribute to the DB Pension Plans or OPEB Plan in 2021. Actual future contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.
Benefit Payments: Presented in the following table are the expected benefit payments for each of the next five years and the five-year period thereafter:

In Millions
	DB Pension Plans	DB SERP	OPEB Plan
CMS Energy, including Consumers
2021	$191	$10	$52
2022	188	10	54
2023	184	10	56
2024	182	10	57
2025	182	10	58
2026-2030	890	46	299
Consumers
2021	$181	$7	$50
2022	178	7	52
2023	175	7	53
2024	173	7	55
2025	172	7	56
2026-2030	845	32	286
Collective Bargaining Agreements: At December 31, 2020, unions represented 41 percent of CMS Energy’s employees and 44 percent of Consumers’ employees. The UWUA represents Consumers’ operating, maintenance, construction, and customer contact center employees. The USW represents Zeeland plant employees. The UWUA and USW agreements expired and new agreements were ratified in 2020. These union contracts expire in 2025.
13:    Stock-Based Compensation
CMS Energy and Consumers provide a PISP to officers, employees, and non‑employee directors based on their contributions to the successful management of the company. The PISP has a ten-year term, expiring in May 2030.
In 2020, all awards were in the form of restricted stock or restricted stock units. The PISP also allows for unrestricted common stock, stock options, stock appreciation rights, phantom shares, performance units, and incentive options, none of which was granted in 2020, 2019, or 2018.
Shares awarded or subject to stock options, phantom shares, or performance units may not exceed 6.5 million shares from June 2020 through May 2030. CMS Energy and Consumers may issue awards of up to 6,477,579 shares of common stock under the PISP as of December 31, 2020. Shares for which payment or exercise is in cash, as well as shares that expire, terminate, or are canceled or forfeited, may be awarded or granted again under the PISP.
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
Performance-based restricted stock vesting is contingent on meeting at least a 36-month service requirement and a performance condition. The performance condition is based on an adjusted measure of CMS Energy’s EPS growth relative to a peer group over a three-year period. The awards granted in 2020, 2019, and 2018 require a 38-month service period. Market-based restricted stock vesting is generally contingent on meeting a three-year service requirement and a market condition. The market condition is based on a comparison of CMS Energy’s total shareholder return with the median total shareholder return of a peer group over the same three-year period. Depending on the outcome of the performance condition or the market condition, a recipient may earn a total award ranging from zero to 200 percent of the initial grant. Time-lapse restricted stock generally vests after a service period of three years.
Restricted Stock Units: In 2020, 2019, and 2018, CMS Energy and Consumers granted restricted stock units to certain non‑employee directors who elected to defer their restricted stock awards. The restricted stock units generally vest after a service period of one year or, if earlier, at the next annual meeting. The restricted stock units will be distributed to the recipients as shares in accordance with the directors’ deferral agreements. Restricted stock units do not have voting rights, but do have dividend rights. In lieu of cash dividend payments, the dividends on restricted stock units are paid in additional units equal to the value of the dividends. These additional restricted stock units are subject to the same vesting and distribution conditions as the underlying restricted stock units. No restricted stock units were forfeited during 2020.

Presented in the following tables is the activity for restricted stock and restricted stock units under the PISP:

	CMS Energy, including Consumers		Consumers
Year Ended December 31, 2020	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	1,186,962	$44.56	1,138,182	$44.57
Granted
Restricted stock	512,326	45.56	490,346	45.53
Restricted stock units	15,074	49.76	14,409	49.70
Vested
Restricted stock	(551,897)	30.98	(532,833)	31.04
Restricted stock units	(15,234)	49.24	(14,517)	49.50
Forfeited – restricted stock	(329,874)	51.22	(314,056)	51.22
Nonvested at end of period	817,357	$51.68	781,531	$51.73

Year Ended December 31, 2020	CMS Energy, including Consumers	Consumers
Granted
Time-lapse awards	106,520	101,439
Market-based awards	123,246	118,011
Performance-based awards	123,246	118,011
Restricted stock units	13,405	12,800
Dividends on market-based awards	17,937	17,152
Dividends on performance-based awards	17,505	16,736
Dividends on restricted stock units	1,669	1,609
Additional market-based shares based on achievement of condition	71,678	68,857
Additional performance-based shares based on achievement of condition	52,194	50,140
Total granted	527,400	504,755
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

Presented in the following table are the most significant assumptions used to estimate the fair value of the market-based restricted stock awards:

Years Ended December 31	2020	2019	2018
Expected volatility	14.2%	14.9%	16.7%
Expected dividend yield	2.4	2.8	2.8
Risk-free rate	1.6	2.5	2.1
Presented in the following table is the weighted-average grant-date fair value of all awards under the PISP:

In Millions
Years Ended December 31	2020	2019	2018
CMS Energy, including Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$45.56	$43.57	$26.49
Restricted stock units granted	49.76	50.35	41.77
Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$45.53	$43.57	$26.51
Restricted stock units granted	49.70	51.15	42.01
Presented in the following table are amounts related to restricted stock awards and restricted stock units:

In Millions
Years Ended December 31	2020	2019	2018
CMS Energy, including Consumers
Fair value of shares that vested during the year	$22	$26	$27
Compensation expense recognized	11	22	17
Income tax benefit recognized	3	1	1
Consumers
Fair value of shares that vested during the year	$21	$25	$26
Compensation expense recognized	10	21	16
Income tax benefit recognized	3	1	1
At December 31, 2020, $18.5 million of total unrecognized compensation cost was related to restricted stock for CMS Energy, including Consumers, and $17.7 million of total unrecognized compensation cost was related to restricted stock for Consumers. CMS Energy and Consumers expect to recognize this cost over a weighted-average period of two years.

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
Presented in the following table is the difference between actual income tax expense on continuing operations and income tax expense computed by applying the statutory U.S. federal income tax rate:

In Millions, Except Tax Rate
Years Ended December 31	2020	2019	2018
CMS Energy, including Consumers
Income from continuing operations before income taxes	$885	$829	$774
Income tax expense at statutory rate	186	174	163
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	46	48	46
TCJA excess deferred taxes[1]	(35)	(31)	(26)
Production tax credits	(28)	(20)	(14)
Accelerated flow-through of regulatory tax benefits[2]	(13)	(13)	(39)
Research and development tax credits, net[3]	(11)	(2)	(11)
Refund of alternative minimum tax sequestration[4]	(9)	—	—
Other, net	(3)	(9)	(4)
Income tax expense	$133	$147	$115
Effective tax rate	15.0%	17.7%	14.9%
Consumers
Income from continuing operations before income taxes	$989	$928	$847
Income tax expense at statutory rate	208	195	178
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	47	53	51
TCJA excess deferred taxes[1]	(35)	(31)	(26)
Accelerated flow-through of regulatory tax benefits[2]	(13)	(13)	(39)
Production tax credits	(19)	(12)	(12)
Research and development tax credits, net[3]	(11)	(2)	(11)
Other, net	(4)	(5)	1
Income tax expense	$173	$185	$142
Effective tax rate	17.5%	19.9%	16.8%
1In December 2017, Consumers remeasured its deferred tax assets and liabilities at the new federal tax rate enacted by the TCJA and recorded a net $1.6 billion regulatory liability. As a result of an order received in September 2019, Consumers began refunding these excess deferred taxes to customers. In September 2020, the MPSC approved a settlement agreement in Consumers’ 2019 gas rate case including Consumers’ request to accelerate the amortization of its regulatory liability associated with the unprotected, non‑property-related excess deferred income taxes resulting from the TCJA. Consumers will increase its TCJA amortization to fully refund this regulatory liability during the period October 2021 through September 2022 instead of the previous amortization schedule through 2029.
2In 2013, the MPSC issued an order authorizing Consumers to accelerate the flow-through to electric and gas customers of certain income tax benefits associated primarily with the cost of removal of plant placed in service before 1993. Consumers implemented this regulatory treatment beginning in 2014, with the electric portion ending in 2018 and the gas portion expected to continue through 2025. In September 2020, the MPSC approved a settlement agreement in Consumers’ 2019 gas rate case including Consumers’ request to accelerate the amortization of this income tax benefit to fully amortize the balance during the period October 2021 through September 2022 instead of the previous amortization schedule through 2025.
3In March 2020, CMS Energy finalized a study of research and development tax credits for tax years 2012 through 2018. As a result, in 2020, CMS Energy, including Consumers, recognized a $9 million increase in the credit, net of reserves for uncertain tax positions. Of this amount, $8 million was recognized at Consumers. Also, in March 2018, Consumers finalized a study of research and development tax credits for the tax years 2012 through 2016. As a result, CMS Energy and Consumers recognized an $8 million increase in the credit, net of reserves for uncertain tax positions, at that time.
4In January 2020, the IRS issued a decision restoring alternative minimum tax credit refunds sequestered in years prior to 2018. As a result, in 2020, CMS Energy recognized a $9 million income tax benefit for sequestered amounts related to its 2017 tax return. CMS Energy received the refund in April 2020.
Presented in the following table are the significant components of income tax expense on continuing operations:

In Millions
Years Ended December 31	2020	2019	2018
CMS Energy, including Consumers
Current income taxes
Federal	$(35)	$(31)	$(67)
State and local	(2)	28	—
	$(37)	$(3)	$(67)
Deferred income taxes
Federal	115	97	112
State and local	60	32	58
	$175	$129	$170
Deferred income tax credit	(5)	21	12
Tax expense	$133	$147	$115
Consumers
Current income taxes
Federal	$3	$107	$6
State and local	(7)	41	13
	$(4)	$148	$19
Deferred income taxes
Federal	115	(10)	60
State and local	67	26	51
	$182	$16	$111
Deferred income tax credit	(5)	21	12
Tax expense	$173	$185	$142

Presented in the following table are the principal components of deferred income tax assets (liabilities) recognized:

In Millions
December 31	2020	2019
CMS Energy, including Consumers
Deferred income tax assets
Tax loss and credit carryforwards	$483	$239
Net regulatory tax liability	372	385
Reserves and accruals	62	43
Total deferred income tax assets	$917	$667
Valuation allowance	(1)	(2)
Total deferred income tax assets, net of valuation allowance	$916	$665
Deferred income tax liabilities
Plant, property, and equipment	$(2,287)	$(2,033)
Employee benefits	(364)	(172)
Securitized costs	(53)	(59)
Gas inventory	(24)	(32)
Other	(51)	(24)
Total deferred income tax liabilities	$(2,779)	$(2,320)
Total net deferred income tax liabilities	$(1,863)	$(1,655)
Consumers
Deferred income tax assets
Net regulatory tax liability	$372	$385
Tax loss and credit carryforwards	216	20
Reserves and accruals	24	24
Total deferred income tax assets	$612	$429
Deferred income tax liabilities
Plant, property, and equipment	$(2,230)	$(1,995)
Employee benefits	(365)	(178)
Securitized costs	(53)	(59)
Gas inventory	(24)	(32)
Other	(34)	(29)
Total deferred income tax liabilities	$(2,706)	$(2,293)
Total net deferred income tax liabilities	$(2,094)	$(1,864)
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts on CMS Energy’s and Consumers’ consolidated financial statements.

Presented in the following table are the tax loss and credit carryforwards at December 31, 2020:

In Millions
	Gross Amount	Tax Attribute	Expiration
CMS Energy, including Consumers
Federal net operating loss carryforwards	$747	$157	None
State net operating loss carryforwards	1,241	78	2030
Local net operating loss carryforwards	346	3	2024 – 2040
General business credits	245	245	2026 – 2040
Total tax attributes		$483
Consumers
Federal net operating loss carryforwards	$505	$106	None
State net operating loss carryforwards	1,026	61	2030
General business credits	49	49	2027 – 2040
Total tax attributes		$216
CMS Energy has provided a valuation allowance of $1 million for the local tax loss carryforward. CMS Energy and Consumers expect to utilize fully their tax loss and credit carryforwards for which no valuation allowance has been provided. It is reasonably possible that further adjustments will be made to the valuation allowances within one year.
As a result of a provision in the TCJA, as amended by the CARES Act, CMS Energy recovered all of its remaining alternative minimum tax credits in 2020. CMS Energy utilized $7 million of these credits on its 2019 consolidated tax return, and received the remaining $69 million through a cash refund.
Presented in the following table is a reconciliation of the beginning and ending amount of uncertain tax benefits:

In Millions
Years Ended December 31	2020	2019	2018
CMS Energy, including Consumers
Balance at beginning of period	$23	$19	$14
Additions for current-year tax positions	1	1	1
Additions for prior-year tax positions	3	3	4
Reductions for prior-year tax positions	(2)	—	—
Balance at end of period	$25	$23	$19
Consumers
Balance at beginning of period	$34	$28	$21
Additions for current-year tax positions	1	1	2
Additions for prior-year tax positions	4	5	5
Reductions for prior-year tax positions	(8)	—	—
Balance at end of period	$31	$34	$28
If recognized, all of these uncertain tax benefits would affect CMS Energy’s and Consumers’ annual effective tax rates in future years. A trial is anticipated in 2021 with the Michigan Tax Tribunal related to the methodology of state apportionment for Consumers’ electricity sales to MISO. A favorable outcome of the court case or a potential settlement could result in a tax benefit of up to $9 million in the next 12 months.
CMS Energy and Consumers recognize accrued interest and penalties, where applicable, as part of income tax expense. CMS Energy, including Consumers, recognized no interest or penalties for the years ended December 31, 2020, 2019, or 2018.
The amount of income taxes paid is subject to ongoing audits by federal, state, local, and foreign tax authorities, which can result in proposed assessments. CMS Energy’s federal income tax returns for 2017 and subsequent years remain subject to examination by the IRS. CMS Energy’s Michigan Corporate Income Tax returns for 2013 and subsequent years remain subject to examination by the State of Michigan. CMS Energy’s and Consumers’ estimate of the potential outcome for any uncertain tax issue is highly judgmental. CMS Energy and Consumers believe that their accrued tax liabilities at December 31, 2020 were adequate for all years.
15:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

In Millions, Except Per Share Amounts
Years Ended December 31	2020	2019	2018
Income available to common stockholders
Net income	$752	$682	$659
Less income (loss) attributable to noncontrolling interests	(3)	2	2
Net income available to common stockholders – basic and diluted	$755	$680	$657
Average common shares outstanding
Weighted-average shares – basic	285.0	283.0	282.2
Add dilutive nonvested stock awards	0.7	0.7	0.7
Add dilutive forward equity sale contracts	0.6	0.6	—
Weighted-average shares – diluted	286.3	284.3	282.9
Net income per average common share available to common stockholders
Basic	$2.65	$2.40	$2.33
Diluted	2.64	2.39	2.32
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
16:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Year Ended December 31, 2020	Electric Utility	Gas Utility	Enterprises[1]	EnerBank	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,348	$1,809	$—	$—	$6,157
Other	—	—	81	—	81
Revenue recognized from contracts with customers	$4,348	$1,809	$81	$—	$6,238
Leasing income	—	—	148	—	148
Financing income	11	6	—	262	279
Consumers alternative-revenue programs	29	14	—	—	43
Consumers revenues to be refunded	(16)	(12)	—	—	(28)
Total operating revenue – CMS Energy	$4,372	$1,817	$229	$262	$6,680
Consumers
Consumers utility revenue
Residential	$2,109	$1,232			$3,341
Commercial	1,444	337			1,781
Industrial	570	46			616
Other	225	194			419
Revenue recognized from contracts with customers	$4,348	$1,809			$6,157
Financing income	11	6			17
Alternative-revenue programs	29	14			43
Revenues to be refunded	(16)	(12)			(28)
Total operating revenue – Consumers	$4,372	$1,817			$6,189
1Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities.

In Millions
Year Ended December 31, 2019	Electric Utility	Gas Utility	Enterprises[1]	EnerBank	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,407	$1,922	$—	$—	$6,329
Other	—	—	74	—	74
Revenue recognized from contracts with customers	$4,407	$1,922	$74	$—	$6,403
Leasing income	—	—	174	—	174
Financing income	9	5	—	221	235
Consumers alternative-revenue programs	23	10	—	—	33
Total operating revenue – CMS Energy	$4,439	$1,937	$248	$221	$6,845
Consumers
Consumers utility revenue
Residential	$1,988	$1,316			$3,304
Commercial	1,502	372			1,874
Industrial	669	51			720
Other	248	183			431
Revenue recognized from contracts with customers	$4,407	$1,922			$6,329
Financing income	9	5			14
Alternative-revenue programs	23	10			33
Total operating revenue – Consumers	$4,439	$1,937			$6,376
1Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities.

In Millions
Year Ended December 31, 2018	Electric Utility	Gas Utility	Enterprises[1]	EnerBank	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,528	$1,882	$—	$—	$6,410
Other	—	—	92	—	92
Revenue recognized from contracts with customers	$4,528	$1,882	$92	$—	$6,502
Leasing income	—	—	160	—	160
Financing income	10	5	—	157	172
Consumers alternative-revenue programs	23	16	—	—	39
Total operating revenue – CMS Energy	$4,561	$1,903	$252	$157	$6,873
Consumers
Consumers utility revenue
Residential	$2,049	$1,284			$3,333
Commercial	1,545	367			1,912
Industrial	674	55			729
Other	260	176			436
Revenue recognized from contracts with customers	$4,528	$1,882			$6,410
Financing income	10	5			15
Alternative-revenue programs	23	16			39
Total operating revenue – Consumers	$4,561	$1,903			$6,464
1Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities.
Electric and Gas Utilities
Consumers Utility Revenue: Consumers recognizes revenue primarily from the sale of electric and gas utility services at tariff-based rates regulated by the MPSC. Consumers’ customer base consists of a mix of residential, commercial, and diversified industrial customers. Consumers’ tariff-based sales performance obligations are described below.
•Consumers has performance obligations for the service of standing ready to deliver electricity or natural gas to customers, and it satisfies these performance obligations over time. Consumers recognizes revenue at a fixed rate as it provides these services. These arrangements generally do not have fixed terms and remain in effect as long as the customer consumes the utility service. The rates are set by the MPSC through the rate-making process and represent the stand-alone selling price of Consumers’ service to stand ready to deliver.
•Consumers has performance obligations for the service of delivering the commodity of electricity or natural gas to customers, and it satisfies these performance obligations upon delivery. Consumers recognizes revenue at a price per unit of electricity or natural gas delivered, based on the tariffs established by the MPSC. These arrangements generally do not have fixed terms and remain in effect as long as the customer consumes the utility service. The rates are set by the MPSC through the rate-making process and represent the stand-alone selling price of a bundled product comprising the commodity, electricity or natural gas, and the service of delivering such commodity.

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
Accounts Receivable and Unbilled Revenues: Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost less an allowance for uncollectible accounts. The allowance is increased for uncollectible accounts expense and decreased for account write-offs net of recoveries. CMS Energy and Consumers establish the allowance based on historical losses, management’s assessment of existing economic conditions, customer payment trends, and reasonable and supported forecast information. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past-due terms established with customers. Accounts are written off when deemed uncollectible, which is generally when they become six months past due.
CMS Energy and Consumers recorded uncollectible accounts expense of $33 million for the year ended December 31, 2020, and $29 million for the years ended December 31, 2019 and 2018. At December 31, 2020, Consumers had deferred $4 million of uncollectible accounts expense as a non-current regulatory asset. For additional information, see Note 3, Regulatory Matters.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $437 million at December 31, 2020 and $426 million at December 31, 2019.
Alternative‑Revenue Programs: Consumers accounts for its energy waste reduction incentive mechanism and financial compensation mechanism as alternative-revenue programs. Consumers recognizes revenue related to the energy waste reduction incentive as soon as energy savings exceed the annual targets established by the MPSC and recognizes revenue related to the financial compensation mechanism as payments are made on MPSC-approved PPAs. For additional information on these mechanisms, see Note 3, Regulatory Matters.
Consumers does not reclassify revenue from its alternative-revenue program to revenue from contracts with customers at the time the amounts are collected from customers.
Revenues to Be Refunded: In December 2020, the MPSC issued an order authorizing Consumers to refund $28 million voluntarily to utility customers. For additional information, see Note 3, Regulatory Matters.

17:    Other Income and Other Expense
Other income was not significant for any of the periods presented. Presented in the following table are the components of other expense at CMS Energy and Consumers:

In Millions
Years Ended December 31	2020	2019	2018
CMS Energy, including Consumers
Other expense
Donations	$(35)	$(3)	$(13)
Civic and political expenditures	(5)	(6)	(6)
Loss on reacquired and extinguished debt	(16)	—	(16)
All other	(6)	(4)	(13)
Total other expense – CMS Energy	$(62)	$(13)	$(48)
Consumers
Other expense
Donations	$(33)	$(3)	$(13)
Civic and political expenditures	(5)	(6)	(6)
All other	(5)	(4)	(11)
Total other expense – Consumers	$(43)	$(13)	$(30)
18:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
December 31	2020	2019
CMS Energy, including Consumers
Cash and cash equivalents	$168	$140
Restricted cash and cash equivalents	17	17
Cash and cash equivalents, including restricted amounts	$185	$157
Consumers
Cash and cash equivalents	$20	$11
Restricted cash and cash equivalents	15	17
Cash and cash equivalents, including restricted amounts	$35	$28
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
CMS Energy
The segments reported for CMS Energy are:
•electric utility, consisting of regulated activities associated with the generation, purchase, distribution, and sale of electricity in Michigan
•gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
•enterprises, consisting of various subsidiaries engaging in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production
•EnerBank, a Utah state-chartered, FDIC-insured industrial bank providing primarily unsecured, fixed-rate installment loans throughout the U.S. to finance home improvements
CMS Energy presents corporate interest and other expenses and Consumers’ other consolidated entities within other reconciling items.
Consumers
The segments reported for Consumers are:
•electric utility, consisting of regulated activities associated with the generation, purchase, distribution, and sale of electricity in Michigan
•gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
Consumers’ other consolidated entities are presented within other reconciling items.

Presented in the following tables is financial information by segment:

In Millions
Years Ended December 31	2020	2019	2018
CMS Energy, including Consumers
Operating revenue
Electric utility	$4,372	$4,439	$4,561
Gas utility	1,817	1,937	1,903
Enterprises	229	248	252
EnerBank	262	221	157
Total operating revenue – CMS Energy	$6,680	$6,845	$6,873
Consumers
Operating revenue
Electric utility	$4,372	$4,439	$4,561
Gas utility	1,817	1,937	1,903
Total operating revenue – Consumers	$6,189	$6,376	$6,464
CMS Energy, including Consumers
Depreciation and amortization
Electric utility	$739	$713	$682
Gas utility	283	261	239
Enterprises	20	14	8
EnerBank	5	3	4
Other reconciling items	1	1	—
Total depreciation and amortization – CMS Energy	$1,048	$992	$933
Consumers
Depreciation and amortization
Electric utility	$739	$713	$682
Gas utility	283	261	239
Other reconciling items	1	1	—
Total depreciation and amortization – Consumers	$1,023	$975	$921
CMS Energy, including Consumers
Income from equity method investees[1]
Enterprises	$5	$10	$9
Total income from equity method investees – CMS Energy	$5	$10	$9
CMS Energy, including Consumers
Interest charges
Electric utility	$217	$213	$209
Gas utility	102	83	79
Enterprises	7	7	2
EnerBank	56	59	32
Other reconciling items	179	157	136
Total interest charges – CMS Energy	$561	$519	$458

In Millions
Years Ended December 31	2020	2019	2018
Consumers
Interest charges
Electric utility	$217	$213	$209
Gas utility	102	83	79
Other reconciling items	1	1	1
Total interest charges – Consumers	$320	$297	$289
CMS Energy, including Consumers
Income tax expense (benefit)
Electric utility	$115	$134	$109
Gas utility	58	51	33
Enterprises	(4)	2	2
EnerBank	17	16	12
Other reconciling items	(53)	(56)	(41)
Total income tax expense – CMS Energy	$133	$147	$115
Consumers
Income tax expense
Electric utility	$115	$134	$109
Gas utility	58	51	33
Total income tax expense – Consumers	$173	$185	$142
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$554	$509	$535
Gas utility	261	233	169
Enterprises	36	33	34
EnerBank	58	49	38
Other reconciling items	(154)	(144)	(119)
Total net income available to common stockholders – CMS Energy	$755	$680	$657
Consumers
Net income (loss) available to common stockholder
Electric utility	$554	$509	$535
Gas utility	261	233	169
Other reconciling items	(1)	(1)	(1)
Total net income available to common stockholder – Consumers	$814	$741	$703
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[2,3]	$17,155	$16,158	$16,027
Gas utility[2]	9,581	8,785	7,919
Enterprises	1,113	405	412
EnerBank	37	22	25
Other reconciling items	21	20	17
Total plant, property, and equipment, gross – CMS Energy	$27,907	$25,390	$24,400

In Millions
Years Ended December 31	2020	2019	2018
Consumers
Plant, property, and equipment, gross
Electric utility[2,3]	$17,155	$16,158	$16,027
Gas utility[2]	9,581	8,785	7,919
Other reconciling items	21	20	17
Total plant, property, and equipment, gross – Consumers	$26,757	$24,963	$23,963
CMS Energy, including Consumers
Investments in equity method investees[1]
Enterprises	$70	$71	$69
Total investments in equity method investees – CMS Energy	$70	$71	$69
CMS Energy, including Consumers
Total assets
Electric utility[2]	$15,829	$14,911	$14,079
Gas utility[2]	9,429	8,659	7,806
Enterprises	1,276	527	540
EnerBank	3,109	2,692	2,006
Other reconciling items	23	48	98
Total assets – CMS Energy	$29,666	$26,837	$24,529
Consumers
Total assets
Electric utility[2]	$15,893	$14,973	$14,143
Gas utility[2]	9,477	8,706	7,853
Other reconciling items	29	20	29
Total assets – Consumers	$25,399	$23,699	$22,025
CMS Energy, including Consumers
Capital expenditures[4]
Electric utility[5]	$1,281	$1,162	$865
Gas utility[5]	885	971	958
Enterprises	108	5	246
EnerBank	5	8	10
Other reconciling items	1	1	2
Total capital expenditures – CMS Energy	$2,280	$2,147	$2,081
Consumers
Capital expenditures[4]
Electric utility[5]	$1,281	$1,162	$865
Gas utility[5]	885	971	958
Other reconciling items	1	1	2
Total capital expenditures – Consumers	$2,167	$2,134	$1,825
1Consumers had no significant equity method investments.
2Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

3Costs related to coal-fueled electric generating units to be retired in 2023 were removed and recorded as a regulatory asset in June 2019. For additional details, see Note 3, Regulatory Matters.
4Amounts include assets placed under finance lease.
5Amounts include a portion of Consumers’ capital expenditures for plant and equipment attributable to both the electric and gas utility businesses.
20:    Related-Party Transactions—Consumers
Consumers enters into a number of transactions with related parties in the normal course of business. These transactions include but are not limited to:
•purchases of electricity from affiliates of CMS Enterprises
•payments to and from CMS Energy related to parent company overhead costs
Transactions involving power supply purchases from certain affiliates of CMS Enterprises are based on avoided costs under PURPA, state law, and competitive bidding. The payment of parent company overhead costs is based on the use of accepted industry allocation methodologies. These payments are for costs that occur in the normal course of business.
Presented in the following table is Consumers’ expense recorded from related-party transactions for the years ended December 31:

In Millions
Description	Related Party	2020	2019	2018
Purchases of capacity and energy	Affiliates of CMS Enterprises	$64	$75	$83
Amounts payable to related parties for purchased power and other services were $13 million at December 31, 2020 and $26 million at December 31, 2019. Accounts receivable from related parties were $16 million at December 31, 2020 and $8 million at December 31, 2019.
In 2018, CMS Energy and Consumers sold the DB SERP debt securities and CMS Energy issued a demand note payable to the DB SERP rabbi trust. The portion of the demand note attributable to Consumers was recorded as a note receivable – related party on Consumers’ consolidated balance sheets at December 31, 2020 and December 31, 2019. For additional details about the note receivable – related party, see Note 8, Notes Receivable.
In December 2018, Consumers and a subsidiary of CMS Energy executed a 20‑year natural gas transportation agreement, related to a pipeline owned by Consumers. For additional details about the agreement, see Note 10, Leases and Palisades Financing.
Consumers owned no shares of CMS Energy common stock at December 31, 2020 and CMS Energy common stock with a fair value of $1 million at December 31, 2019.
In December 2020, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $350 million. As of December 31, 2020, $307 million was outstanding under the agreement with an interest rate of 0.042 percent.

21:    Variable Interest Entities
In July 2020, CMS Enterprises purchased a 51-percent ownership interest in Aviator Wind Equity Holdings. At that time, Aviator Wind Equity Holdings owned 100 percent of Aviator Wind, a 525-MW wind generation project being developed and constructed in Coke County, Texas. Of Aviator Wind’s 525-MW nameplate capacity, 420 MW has been committed under long-term PPAs.
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
Since Aviator Wind’s income and cash flows are not distributed among its investors based on ownership interest percentages, CMS Enterprises allocates Aviator Wind’s income (loss) among its investors by applying the hypothetical liquidation at book value method. This method calculates each investor’s earnings based on a hypothetical liquidation of Aviator Wind at the net book value of its underlying net assets as of the balance sheet date. The liquidation tax gain (loss) is allocated to each investor’s capital account, resulting in income (loss) equal to the period change in the investor’s capital account balance. CMS Enterprises then receives 51 percent of the earnings, tax attributes, and cash flows that were allocated to Aviator Wind Equity Holdings.
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

Presented in the following table are the carrying values of the VIEs’ assets and liabilities included in CMS Energy’s consolidated balance sheets:

In Millions
December 31	2020
Current
Cash and cash equivalents	$7
Accounts receivable	5
Prepayments and other current assets	1
Non-current
Plant, property, and equipment, net	692
Total assets[1]	$705
Current
Accounts payable	$3
Non-current
Asset retirement obligations	19
Total liabilities	$22
1Assets may be used only to meet VIEs’ obligations and commitments.
Other VIEs: CMS Energy has variable interests in T.E.S. Filer City, Grayling, Genesee, and Craven. While CMS Energy owns 50 percent of each partnership, it is not the primary beneficiary of any of these partnerships because decision making is shared among unrelated parties, and no one party has the ability to direct the activities that most significantly impact the entities’ economic performance, such as operations and maintenance, plant dispatch, and fuel strategy. The partners must agree on all major decisions for each of the partnerships.
Presented in the following table is information about these partnerships:

Name	Nature of the Entity	Nature of CMS Energy’s Involvement
T.E.S. Filer City	Coal-fueled power generator	Long-term PPA between partnership and Consumers
Employee assignment agreement

Grayling	Wood waste-fueled power generator	Long-term PPA between partnership and Consumers
Reduced dispatch agreement with Consumers[1]
Operating and management contract

Genesee	Wood waste-fueled power generator	Long-term PPA between partnership and Consumers
Reduced dispatch agreement with Consumers[1]
Operating and management contract

Craven	Wood waste-fueled power generator	Operating and management contract

1Reduced dispatch agreements allow the facilities to be dispatched based on the market price of power compared with the cost of production of the plants. This results in fuel cost savings that each partnership shares with Consumers’ customers.

The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers. Consumers has not provided any financial or other support during the periods presented that was not previously contractually required.
CMS Energy’s investment in these partnerships is included in investments on its consolidated balance sheets in the amount of $70 million as of December 31, 2020 and $71 million as of December 31, 2019.
22:    Asset Sale and Exit Activities
Asset Sale: In October 2020, Consumers completed a sale of the electric utility’s remaining transmission equipment to METC. In December 2020, Consumers filed an application with the MPSC requesting approval to share voluntarily half of the gain from the sale with electric utility customers; this application was approved by the MPSC in February 2021. As a result, during 2020, Consumers recorded a regulatory liability of $14 million and recognized a pre-tax gain of $14 million within maintenance and other operating expenses on its consolidated statements of income. For additional details on the sharing of the gain with customers, see Note 3, Regulatory Matters.
Exit Activities: Under its Clean Energy Plan, Consumers plans to retire the D.E. Karn 1 & 2 coal-fueled electric generating units in 2023. For additional details on Consumers’ plans to recover the remaining book value of the two units upon their retirement, see Note 3, Regulatory Matters.
In October 2019, Consumers announced a retention incentive program to ensure necessary staffing at the D.E. Karn generating complex through the anticipated retirement of the coal-fueled generating units. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2023 is estimated to be $35 million. In its order in Consumers’ 2020 electric rate case, the MPSC approved deferred accounting treatment for these costs; Consumers will begin deferring these costs as a regulatory asset in 2021.
As of December 31, 2020, the cumulative cost incurred and charged to expense related to this program was $16 million; an amount of $3 million has been capitalized as a cost of plant, property, and equipment. Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
Years Ended December 31	2020	2019
Retention benefit liability at beginning of period	$4	$—
Costs incurred and charged to maintenance and other operating expenses	13	3
Costs incurred and capitalized	2	1
Costs paid or settled	(8)	—
Retention benefit liability at the end of the period[1]	$11	$4
1Includes current portion of other liabilities of $3 million at December 31, 2020 and $2 million at December 31, 2019.

23:    Quarterly Financial and Common Stock Information (Unaudited)

In Millions, Except Per Share Amounts
	2020
Three Months Ended	March 31	June 30	September 30	December 31
CMS Energy, including Consumers
Operating revenue	$1,864	$1,443	$1,575	$1,798
Operating income	368	273	369	352
Net income	243	137	210	162
Income (loss) attributable to noncontrolling interests	—	1	(8)	4
Net income available to common stockholders	243	136	218	158
Basic earnings per average common share[1]	0.86	0.48	0.76	0.55
Diluted earnings per average common share[1]	0.85	0.48	0.76	0.55
Consumers
Operating revenue	$1,744	$1,330	$1,450	$1,665
Operating income	329	246	338	308
Net income	235	160	230	191
Preferred stock dividends	—	1	—	1
Net income available to common stockholder	235	159	230	190
1The sum of the quarters may not equal annual EPS due to changes in the number of shares outstanding.

In Millions, Except Per Share Amounts
	2019
Three Months Ended	March 31	June 30	September 30	December 31
CMS Energy, including Consumers
Operating revenue	$2,059	$1,445	$1,546	$1,795
Operating income	359	218	351	311
Net income	213	94	207	168
Income attributable to noncontrolling interests	—	1	—	1
Net income available to common stockholders	213	93	207	167
Basic earnings per average common share[1]	0.75	0.33	0.73	0.59
Diluted earnings per average common share[1]	0.75	0.33	0.73	0.58
Consumers
Operating revenue	$1,943	$1,334	$1,429	$1,670
Operating income	328	175	319	308
Net income	226	98	213	206
Preferred stock dividends	—	1	—	1
Net income available to common stockholder	226	97	213	205
1The sum of the quarters may not equal annual EPS due to changes in the number of shares outstanding.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CMS Energy Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CMS Energy Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of New Regulatory Matters
As described in Note 3 to the consolidated financial statements, the Company is a utility and must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services. Under regulatory accounting, the Company records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by a non-regulated business. As of December 31, 2020, the Company has recognized a total of $2,695 million of regulatory assets and $3,895 million of regulatory liabilities. As described by management, there are multiple participants to rate case proceedings who often challenge various aspects of those proceedings, including the prudence of the Company’s policies and practices. These participants often seek cost disallowances and other relief and have appealed significant decisions reached by the regulators. The recovery of regulatory assets and the settlement of regulatory liabilities are contingent upon the outcomes of rate cases and regulatory proceedings.
The principal considerations for our determination that performing procedures relating to management’s accounting for the effects of new regulatory matters is a critical audit matter are (i) the high degree of auditor judgment and subjectivity applied to evaluate management’s assessment of the potential outcomes and related accounting impacts associated with pending rate case proceedings, (ii) in some cases, the significant audit effort necessary to assess contrary evidence from various parties involved in rate case proceedings, and (iii) the significant audit effort necessary to evaluate audit evidence related to the recovery of regulatory assets and the settlement of regulatory liabilities.

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
February 11, 2021
We have served as the Company’s auditor since 2007.

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Consumers Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Consumers Energy Company and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of New Regulatory Matters
As described in Note 3 to the consolidated financial statements, the Company is a utility and must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services. Under regulatory accounting, the Company records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by a non-regulated business. As of December 31, 2020, the Company has recognized a total of $2,695 million of regulatory assets and $3,895 million of regulatory liabilities. As described by management, there are multiple participants to rate case proceedings who often challenge various aspects of those proceedings, including the prudence of the Company’s policies and practices. These participants often seek cost disallowances and other relief and have appealed significant decisions reached by the regulators. The recovery of regulatory assets and the settlement of regulatory liabilities are contingent upon the outcomes of rate cases and regulatory proceedings.
The principal considerations for our determination that performing procedures relating to management’s accounting for the effects of new regulatory matters is a critical audit matter are (i) the high degree of auditor judgment and subjectivity applied to evaluate management’s assessment of the potential outcomes and related accounting impacts associated with pending rate case proceedings, (ii) in some cases, the significant audit effort necessary to assess contrary evidence from various parties involved in rate case proceedings, and (iii) the significant audit effort necessary to evaluate audit evidence related to the recovery of regulatory assets and the settlement of regulatory liabilities.

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
February 11, 2021
We have served as the Company’s auditor since 2007.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
CMS Energy
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, CMS Energy’s CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2020.
Management’s Annual Report on Internal Control Over Financial Reporting: CMS Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). CMS Energy’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of CMS Energy
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of CMS Energy are being made only in accordance with authorizations of management and directors of CMS Energy
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of CMS Energy’s assets that could have a material effect on its financial statements
Management, including its CEO and CFO, does not expect that its internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates.
Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, CMS Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2020. The effectiveness of CMS Energy’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting: There have been no changes in CMS Energy’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to affect materially, its internal control over financial reporting.
Consumers
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, Consumers’ CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2020.
Management’s Annual Report on Internal Control Over Financial Reporting: Consumers’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Consumers’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Consumers
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Consumers are being made only in accordance with authorizations of management and directors of Consumers
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Consumers’ assets that could have a material effect on its financial statements
Management, including its CEO and CFO, does not expect that its internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates.
Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Consumers’ management concluded that its internal control over financial reporting was effective as of December 31, 2020. The effectiveness of Consumers’ internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

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
Information that is required in Item 10 of this Form 10‑K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2021 Annual Meetings of Shareholders to be held May 7, 2021. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.
Code of Ethics
CMS Energy has adopted an employee code of ethics, entitled “CMS Energy 2021 Code of Conduct” (“Employee Code”) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of CMS Energy and its affiliates, except for EnerBank, which has its own code of conduct. The Employee Code is administered by the Chief Compliance Officer of CMS Energy, who reports directly to the Audit Committee of the Board of Directors of CMS Energy. CMS Energy has also adopted a director code of ethics entitled “2021 Board of Directors Code of Conduct” (“Director Code”) that applies to its directors. The Director Code is administered by the Audit Committee of the Board of Directors of CMS Energy. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of CMS Energy, or if none, by disinterested members of the entire Board of Directors of CMS Energy. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to CMS Energy’s CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of CMS Energy’s Director Code will be disclosed on CMS Energy’s website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.
Consumers
Information that is required in Item 10 of this Form 10‑K regarding executive officers is included in the Item 1. Business—Information About CMS Energy’s and Consumers’ Executive Officers section, which is incorporated by reference herein.

Information that is required in Item 10 of this Form 10‑K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2021 Annual Meetings of Shareholders to be held May 7, 2021. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.
Code of Ethics
Consumers has adopted an employee code of ethics, entitled “CMS Energy 2021 Code of Conduct” (“Employee Code”) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of Consumers and its affiliates, except for EnerBank, which has its own code of conduct. The Employee Code is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. Consumers has also adopted a director code of ethics entitled “2021 Board of Directors Code of Conduct” (“Director Code”) that applies to its directors. The Director Code is administered by the Audit Committee of the Board of Directors of Consumers. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of Consumers, or if none, by disinterested members of the entire Board of Directors of Consumers. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to Consumers’ CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of Consumers’ Director Code will be disclosed on Consumers’ website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.
Item 11.    Executive Compensation
See the note below.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
Presented in the following table is information regarding CMS Energy’s equity compensation plans as of December 31, 2020:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	—	$—	6,477,579
Also see the note below.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
See the note below.
Item 14.    Principal Accountant Fees and Services
See the note below.
NOTE: Information that is required by Part III—Items 11, 12, 13, and 14 of this Form 10‑K is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2021 Annual Meetings of Shareholders to be held May 7, 2021. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.

(This page was intentionally left blank)

Part IV
Item 15.    Exhibits and Financial Statement Schedules
The following financial statements are filed as part of this report under Item 8. Financial Statements and Supplementary Data:
•Consolidated Statements of Income of CMS Energy for the years ended December 31, 2020, 2019, and 2018
•Consolidated Statements of Comprehensive Income of CMS Energy for the years ended December 31, 2020, 2019, and 2018
•Consolidated Statements of Cash Flows of CMS Energy for the years ended December 31, 2020, 2019, and 2018
•Consolidated Balance Sheets of CMS Energy at December 31, 2020 and 2019
•Consolidated Statements of Changes in Equity of CMS Energy for the years ended December 31, 2020, 2019, and 2018
•Consolidated Statements of Income of Consumers for the years ended December 31, 2020, 2019, and 2018
•Consolidated Statements of Comprehensive Income of Consumers for the years ended December 31, 2020, 2019, and 2018
•Consolidated Statements of Cash Flows of Consumers for the years ended December 31, 2020, 2019, and 2018
•Consolidated Balance Sheets of Consumers at December 31, 2020 and 2019
•Consolidated Statements of Changes in Equity of Consumers for the years ended December 31, 2020, 2019, and 2018
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm for CMS Energy
•Report of Independent Registered Public Accounting Firm for Consumers
The following financial statement schedules are included below:
•Schedule I — Condensed Financial Information of Registrant, CMS Energy—Parent Company at December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018
•Schedule II — Valuation and Qualifying Accounts and Reserves of CMS Energy for the years ended December 31, 2020, 2019, and 2018
•Schedule II — Valuation and Qualifying Accounts and Reserves of Consumers for the years ended December 31, 2020, 2019, and 2018

Schedule I — Condensed Financial Information of Registrant
CMS Energy—Parent Company
Condensed Statements of Income

In Millions
Years Ended December 31	2020	2019	2018

Operating Expenses
Other operating expenses	$(6)	$(38)	$(7)
Total operating expenses	(6)	(38)	(7)

Operating Loss	(6)	(38)	(7)

Other Income (Expense)
Equity earnings of subsidiaries	909	826	780
Nonoperating retirement benefits, net	(1)	(1)	(1)
Interest income	1	1	2
Other income	1	1	—
Other expense	(19)	—	(17)
Total other income	891	827	764

Interest Charges
Interest on long-term debt	178	156	135
Intercompany interest expense and other	7	10	7
Total interest charges	185	166	142

Income Before Income Taxes	700	623	615
Income Tax Benefit	(55)	(57)	(42)

Net Income Available to Common Stockholders	$755	$680	$657
The accompanying notes are an integral part of these statements.

Schedule I — Condensed Financial Information of Registrant (Continued)
CMS Energy—Parent Company
Condensed Statements of Cash Flows

In Millions
Years Ended December 31	2020	2019	2018

Cash Flows from Operating Activities
Net cash provided by operating activities	$507	$697	$702

Cash Flows from Investing Activities
Investment in subsidiaries	(657)	(683)	(363)
Increase in notes receivable – intercompany	(307)	—	—
Proceeds from DB SERP investments	—	—	22
Net cash used in investing activities	(964)	(683)	(341)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,225	1,158	560
Issuance of common stock	253	12	41
Retirement of long-term debt	(425)	(738)	(675)
Debt prepayment costs	(16)	—	(16)
Payment of dividends on common stock	(465)	(434)	(405)
Debt issuance costs and financing fees	(10)	(18)	(8)
Change in notes payable – intercompany	(105)	6	142
Net cash provided by (used in) financing activities	457	(14)	(361)

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	—	—	—
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	—	—	—

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$—	$—	$—
The accompanying notes are an integral part of these statements.

Schedule I — Condensed Financial Information of Registrant (Continued)
CMS Energy—Parent Company
Condensed Balance Sheets

ASSETS
In Millions
December 31	2020	2019

Current Assets
Notes and accrued interest receivable – intercompany	$358	$2
Accounts receivable – intercompany and related parties	3	9
Federal income tax receivable	—	18
Accrued taxes	48	—
Prepayments and other current assets	1	1
Total current assets	410	30

Other Non‑current Assets
Deferred income taxes	91	126
Investments in subsidiaries	9,372	8,526
Other investments	5	4
Other	5	16
Total other non‑current assets	9,473	8,672

Total Assets	$9,883	$8,702

LIABILITIES AND EQUITY
In Millions
December 31	2020	2019

Current Liabilities
Current portion of long-term debt	$200	$—
Accounts and notes payable – intercompany	69	123
Accrued interest, including intercompany	33	34
Accrued taxes	—	5
Other current liabilities	9	38
Total current liabilities	311	200

Non‑current Liabilities
Long-term debt	3,926	3,334
Notes payable – intercompany	116	112
Postretirement benefits	21	21
Other non‑current liabilities	13	17
Total non‑current liabilities	4,076	3,484

Equity
Common stockholders’ equity	5,496	5,018

Total Liabilities and Equity	$9,883	$8,702
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
2:    Contingencies
Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, were named as defendants in four class action lawsuits filed in Kansas, Missouri, and Wisconsin and one individual lawsuit filed in Kansas; these lawsuits arose as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations included price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices. In 2016, CMS Energy entities reached a settlement with the plaintiffs in the Kansas and Missouri class action cases for an amount that was not material to CMS Energy. In 2017, the federal district court approved the settlement.
In 2019, CMS Energy and the plaintiffs in the remaining Kansas individual lawsuit and the Wisconsin class action lawsuit engaged in settlement discussions and CMS Energy recorded a $30 million liability at December 31, 2019 as the probable estimate to settle the two cases. The parties executed a settlement agreement in the Kansas case in February 2020, and that case is now complete. In the Wisconsin case, a settlement agreement was approved in August 2020 and that case is now complete.

3:    Guarantees
CMS Energy has issued guarantees with a maximum potential obligation of $596 million on behalf of some of its wholly owned subsidiaries and related parties. CMS Energy’s maximum potential obligation consists primarily of potential payments:
•to third parties under certain commodity purchase and swap agreements entered into with CMS ERM
•to third parties under certain agreements entered into with Grand River Wind, LLC, a wholly owned subsidiary of CMS Enterprises
•to EGLE on behalf of CMS Land and CMS Capital, for environmental remediation obligations at Bay Harbor
•to the U.S. Department of Energy on behalf of Consumers, in connection with Consumers’ 2011 settlement agreement with the U.S. Department of Energy regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers
•to a tax equity investor under certain agreements in connection with the purchase of a VIE
The expiry dates of these guarantees vary, depending upon contractual provisions or upon the statute of limitations under the relevant governing law.
4:    Note Payable—Intercompany
In 2018, CMS Energy issued a demand note payable to the DB SERP rabbi trust, of which $124 million was attributable to CMS Energy’s subsidiaries. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028. This note payable is not recorded at fair value; however, its carrying value approximates fair value at December 31, 2020. This fair value measurement is classified in Level 3 within the fair value hierarchy.

Schedule II — Valuation and Qualifying Accounts and Reserves
CMS Energy Corporation
Years Ended December 31, 2020, 2019, and 2018

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts[2]	Deductions	Balance at End of Period
Allowance for uncollectible accounts[1]
2020	$20	$33	$—	$24	$29
2019	20	29	—	29	20
2018	20	29	—	29	20
Deferred tax valuation allowance
2020	$2	$—	$—	$1	$1
2019	8	—	—	6	2
2018	15	2	—	9	8
Allowance for notes receivable[1]
2020	$33	$60	$62	$32	$123
2019	24	38	—	29	33
2018	20	25	—	21	24
1Deductions represent write-offs of uncollectible accounts, net of recoveries.
2On January 1, 2020, in accordance with ASU 2016‑13, Measurement of Credit Losses on Financial Instruments, CMS Energy adjusted the allowance for loan losses associated with its notes receivable, recording an offsetting adjustment to retained earnings. For further details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, New Accounting Standards and Note 8, Notes Receivable.
Consumers Energy Company
Years Ended December 31, 2020, 2019, and 2018

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for uncollectible accounts[1]
2020	$20	$33	$—	$24	$29
2019	20	29	—	29	20
2018	20	29	—	29	20
1Deductions represent write-offs of uncollectible accounts, net of recoveries.

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

				Indentures Supplemental thereto:
4.1.a	1-5611	4.2	—	104th dated as of 8/11/05 (Form 8-K filed August 11, 2005)
4.1.b	1-5611	4.1	—	112th dated as of 9/1/10 (Form 8-K filed September 7, 2010)
4.1.c	1-5611	4.1	—	113th dated as of 10/15/10 (Form 8-K filed October 20, 2010)
4.1.d	1-5611	4.1	—	114th dated as of 3/31/11 (Form 8-K filed April 6, 2011)
4.1.e	1-5611	4.1	—	116th dated as of 9/1/11 (Form 10-Q for the quarterly period ended September 30, 2011)
4.1.f	1-5611	4.1	—	120th dated as of 12/17/12 (Form 8-K filed December 20, 2012)
4.1.g	1-5611	4.1	—	121st dated as of 5/17/13 (Form 8-K filed May 17, 2013)
4.1.h	1-5611	4.1	—	122nd dated as of 8/9/13 (Form 8-K filed August 9, 2013)
4.1.i	1-5611	4.1	—	123rd dated as of 12/20/13 (Form 8-K filed December 27, 2013)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.1.j	1-5611	4.1	—	124th dated as of 8/18/2014 (Form 8-K filed August 18, 2014)
4.1.k	1-5611	4.1	—	125th dated as of 11/6/2015 (Form 8-K filed November 6, 2015)
4.1.l	1-5611	4.1	—	126th dated as of 11/23/2015 (Form 8-K filed November 25, 2015)
4.1.m	1-5611	4.1	—	127th dated as of 8/10/16 (Form 8-K filed August 10, 2016)
4.1.n	1-5611	4.1	—	128th dated as of 2/22/17 (Form 8-K filed February 22, 2017)
4.1.o	1-5611	4.1	—	129th dated as of 9/28/17 (Form 8-K filed September 28, 2017)
4.1.p	1-5611	4.1	—	130th dated as of 11/15/17 (Form 8-K filed November 15, 2017)
4.1.q	1-5611	4.1	—	131st dated as of 5/14/18 (Form 8‑K filed May 14, 2018)
4.1.r	1-5611	4.1	—	132nd dated as of 6/5/18 (Form 8‑K filed June 5, 2018)
4.1.s	1-5611	4.1	—	133rd dated as of 10/1/18 (Form 8-K filed October 1, 2018)
4.1.t	1-5611	4.1	—	134th dated as of 11/13/18 (Form 8-K filed November 13, 2018)
4.1.u	1-5611	4.1	—	135th dated as of 5/28/19 (Form 8-K filed May 28, 2019)
4.1.v	1-5611	4.1	—	136th dated as of 9/3/19 (Form 8-K filed September 3, 2019)
4.1.w	1-5611	4.1	—	137th dated as of 9/19/19 (Form 8-K filed September 19, 2019)
4.1.x	1-5611	4.3	—	138th dated as of 10/1/19 (Form 10-Q for the quarterly period ended September 30, 2019)
4.1.y	1-5611	4.1	—	139th dated as of 3/26/20 (Form 8-K filed March 26, 2020)
4.1.z	1-5611	4.1	—	140th dated as of 5/13/20 (Form 8-K filed May 13, 2020)
4.1.aa	1-5611	4.1	—	141st dated as of 5/20/20 (Form 8-K filed May 20, 2020)
4.1.bb	1-5611	4.1	—	142nd dated as of 10/7/20 (Form 8-K filed October 7, 2020)
4.1.cc	1-5611	4.1	—	143rd dated as of 12/14/20 (Form 8-K filed December 14, 2020)
4.2	1-5611	(4)(b)	—	Indenture dated as of January 1, 1996 between Consumers and The Bank of New York Mellon, as Trustee (Form 10-K for the fiscal year ended December 31, 1995)
4.3	1-5611	(4)(c)	—	Indenture dated as of February 1, 1998 between Consumers and The Bank of New York Mellon (formerly The Chase Manhattan Bank), as Trustee (Form 10-K for the fiscal year ended December 31, 1997)
4.4[1]	33-47629	(4)(a)	—	Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee (Form S-3 filed May 1, 1992)
				Indentures Supplemental thereto:
4.4.a1	1-9513	4.1	—	29th dated as of 3/22/13 (Form 8-K filed March 22, 2013)
4.4.b1	1-9513	4.1	—	30th dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.4.c1	1-9513	4.2	—	31st dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.4.d1	1-9513	4.1	—	32nd dated as of 11/9/15 (Form 8-K filed November 9, 2015)
4.4.e1	1-9513	4.1	—	33rd dated as of 5/5/16 (Form 8-K filed May 5, 2016)
4.4.f1	1-9513	4.1	—	34th dated as of 11/3/16 (Form 8-K filed November 3, 2016)
4.4.g1	1-9513	4.1	—	35th dated as of 2/13/17 (Form 8-K filed February 13, 2017)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.5[1]	1-9513	(4a)	—	Indenture dated as of June 1, 1997 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed July 1, 1997)
				Indentures Supplemental thereto:
4.5.a1	1-9513	4.5.a	—	5th dated as of 2/13/18 (Form 10‑K for the fiscal year ended December 31, 2017)
4.5.b1	1-9513	4.1	—	6th dated as of 3/8/18 (Form 8-K filed March 8, 2018)
4.5.c1	1-9513	4.1	—	7th dated as of 9/26/18 (Form 8-K filed September 26, 2018)
4.5.d1	1-9513	4.1	—	8th dated as of 2/20/19 (Form 8-K filed February 20, 2019)
4.5.e1	1-9513	4.1	—	9th dated as of 5/28/20 (Form 8-K filed May 28, 2020)
4.5.f1	1-9513	4.1	—	10th dated as of 11/25/20 (Form 8-K filed November 25, 2020)
4.6[1]	1-9513	4.6	—	Description of CMS Energy Securities (Form 10-K for the fiscal year ended December 31, 2019)
4.7	1-5611	4.7	—	Description of Consumers Securities (Form 10-K for the fiscal year ended December 31, 2019)
10.1[2]	1-9513	10.1	—	CMS Energy 2020 Performance Incentive Stock Plan, effective June 1, 2020 (Form 8-K filed May 5, 2020)
10.2[2]	1-9513	10.3	—	CMS Energy’s Deferred Salary Savings Plan, as amended and restated, effective January 1, 2019 (Form 10‑K for the fiscal year ended December 31, 2018)
10.3[2]	1-9513	10.5	—	CMS Energy and Consumers Director’s Deferred Compensation Plan, effective as of November 30, 2007 (Form 10-K for the fiscal year ended December 31, 2014)
10.4[2]	1-9513	10.6	—
Supplemental Executive Retirement Plan for Employees of CMS Energy/Consumers effective on January 1, 1982 and as amended effective April 1, 2011 (Form 10-Q for the quarterly period ended March 31, 2011)

10.5[2]	1-9513	10.7	—	Defined Contribution Supplemental Executive Retirement Plan, as amended and restated, effective May 1, 2019 (Form 10-K for the fiscal year ended December 31, 2018)
10.6[2]	1-9513	10.6	—	Form of Officer Separation Agreement as of January 2020 (Form 10-K for the fiscal year ended December 31, 2019)
10.7[1]	1-9513	(10)(y)	—	Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others (Form 10-K for the fiscal year ended December 31, 1990)
10.8[1,2]	1-9513	(10)(a)	—	Form of Indemnification Agreement between CMS Energy and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.9[2]	1-5611	(10)(b)	—	Form of Indemnification Agreement between Consumers and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.10[2]	1-9513	10.2	—	CMS Incentive Compensation Plan for CMS Energy and Consumers Officers as amended, effective as of January 16, 2020 (Form 10-Q for the quarterly period ended March 31, 2020)
10.11[2]	1-9513	10.1	—	2016 Form of Change in Control Agreement (Form 8-K filed June 23, 2016)
10.12[2]	1-5611	10.12	—	Annual Employee Incentive Compensation Plan for Consumers as amended, effective as of December 1, 2019 (Form 10-K for the fiscal year ended December 31, 2019)
10.13[1,2]	1-9513	10.3	—	Annual CMS Enterprises Employee Incentive Compensation Plan as amended, effective as of December 1, 2019 (Form 10-Q for the quarterly period ended March 31, 2020)
10.14[1]	1-9513	10.1	—	$550 million Fourth Amended and Restated Revolving Credit Agreement dated as of June 5, 2018 among CMS Energy, the Banks, as defined therein, and Barclays, as Agent (Form 8‑K filed June 5, 2018)
10.14.a1	1-9513	10.2	—
Amendment No. 1, dated as of April 29, 2020, to $550 million Fourth Amended and Restated Revolving Credit Agreement dated as of June 5, 2018 among CMS Energy, the Banks, as defined therein, and Barclays, as Agent (Form 10-Q for the quarterly period ended June 30, 2020)

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

10.16.a	1-5611	10.1	—	Description of the Extension to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8‑K filed November 19, 2019)
10.16.b	1-5611	10.1	—	Description of the Second Extension to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8‑K filed November 19, 2020)
10.17[2]	1-9513	10.1	—
Consumers and other CMS Energy Companies Retired Executives Survivor Benefit Plan for Management/ Executive Employees, distributed July 1, 2011 (Form 10-Q for the quarterly period ended September 30, 2011)

10.18	1-5611	10.1	—	Form of Commercial Paper Dealer Agreement between Consumers, as Issuer, and the Dealer party thereto (Form 10-Q for the quarterly period ended September 30, 2014)
21.1			—	Subsidiaries of CMS Energy and Consumers
23.1			—	Consent of PricewaterhouseCoopers LLP for CMS Energy
23.2			—	Consent of PricewaterhouseCoopers LLP for Consumers

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
31.1			—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2			—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3			—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4			—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1			—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2			—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1[1]	333-249643	99.1	—	CMS Energy Stock Purchase Plan, as amended and restated October 23, 2020 (Form S-3ASR filed October 23, 2020)
101.INS			—	Inline XBRL Instance Document
101.SCH			—	Inline XBRL Taxonomy Extension Schema
101.CAL			—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF			—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB			—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE			—	Inline XBRL Taxonomy Extension Presentation Linkbase
104			—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
1Obligations of CMS Energy or its subsidiaries, but not of Consumers.
2Management contract or compensatory plan or arrangement.
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

/s/ Garrick J. Rochow
Name:	Garrick J. Rochow
Title:	President and Chief Executive Officer
Date:	February 11, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities indicated and on February 11, 2021.

/s/ Garrick J. Rochow	/s/ Kurt L. Darrow
Garrick J. Rochow	Kurt L. Darrow, Director
President, Chief Executive Officer, and Director
(Principal Executive Officer)	/s/ William D. Harvey
William D. Harvey, Director

/s/ Rejji P. Hayes	/s/ John G. Russell
Rejji P. Hayes	John G. Russell, Director
Executive Vice President and Chief Financial Officer
/s/ Suzanne F. Shank
(Principal Financial Officer)	Suzanne F. Shank, Director

/s/ Myrna M. Soto
/s/ Glenn P. Barba	Myrna M. Soto, Director
Glenn P. Barba
Vice President, Controller, and Chief Accounting Officer	/s/ John G. Sznewajs
John G. Sznewajs, Director
(Controller)
/s/ Ronald J. Tanski
Ronald J. Tanski, Director

/s/ Jon E. Barfield	/s/ Laura H. Wright
Jon E. Barfield, Director	Laura H. Wright, Director

/s/ Deborah H. Butler
Deborah H. Butler, Director

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Garrick J. Rochow
Name:	Garrick J. Rochow
Title:	President and Chief Executive Officer
Date:	February 11, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities indicated and on February 11, 2021.

/s/ Garrick J. Rochow	/s/ Kurt L. Darrow
Garrick J. Rochow	Kurt L. Darrow, Director
President, Chief Executive Officer, and Director
(Principal Executive Officer)	/s/ William D. Harvey
William D. Harvey, Director

/s/ Rejji P. Hayes	/s/ John G. Russell
Rejji P. Hayes	John G. Russell, Director
Executive Vice President and Chief Financial Officer
/s/ Suzanne F. Shank
(Principal Financial Officer)	Suzanne F. Shank, Director

/s/ Myrna M. Soto
/s/ Glenn P. Barba	Myrna M. Soto, Director
Glenn P. Barba
Vice President, Controller, and Chief Accounting Officer	/s/ John G. Sznewajs
John G. Sznewajs, Director
(Controller)
/s/ Ronald J. Tanski
Ronald J. Tanski, Director

/s/ Jon E. Barfield	/s/ Laura H. Wright
Jon E. Barfield, Director	Laura H. Wright, Director

/s/ Deborah H. Butler
Deborah H. Butler, Director