Form 10-Q
period 2021-03-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2021-04-29
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 12, 2021:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	289,459,560
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended March 31, 2021

Glossary
Certain terms used in the text and financial statements are defined below.

2016 Energy Law
Michigan’s Public Acts 341 and 342 of 2016

2020 Form 10‑K
Each of CMS Energy's and Consumers' Annual Report on Form 10‑K for the year ended December 31, 2020

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
Defined benefit pension plans of CMS Energy and Consumers, comprising DB Pension Plan A and DB Pension Plan B

DB SERP
Defined Benefit Supplemental Executive Retirement Plan

DIG
Dearborn Industrial Generation, L.L.C., a wholly owned subsidiary of Dearborn Industrial Energy, L.L.C., a wholly owned subsidiary of CMS Enterprises

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

IRS
Internal Revenue Service

IT
Information Technology

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

MD&A
Management's Discussion and Analysis of Financial Condition and Results of Operations

METC
Michigan Electric Transmission Company, LLC, a non‑affiliated company

MGP
Manufactured gas plant

Michigan Mercury Rule
Michigan Air Pollution Control Rules of 2009, as amended: Part 15, Emission Limitations and Prohibitions—Mercury

MIOSHA
The Michigan Occupational Safety and Health Administration

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

OSHA
The Occupational Safety and Health Administration

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
This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2020 Form 10-K.
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
Forward-Looking Statements and Information
This Form 10‑Q and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:
•the impact of the COVID-19 pandemic and the related economic disruption on CMS Energy’s and Consumers’ revenues, expenses, uncollectible accounts, energy efficiency programs, pension funding, PSCR and GCR costs, capital investment programs, cash flows, liquidity, maintenance of existing assets, and other operating expenses
•the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures
•potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities

•changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, PURPA, infrastructure integrity or security, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather-related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; and changes in trade policies or regulations
•the ability of Consumers to execute its cost-reduction strategies
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before EGLE, the EPA, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ routine maintenance, repair, and replacement classification under NSR regulations
•changes in energy markets, including availability and price of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates
•the potential effects of a future transition from LIBOR to an alternative reference interest rate in the credit and capital markets
•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers

•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, increased use of self-generation including distributed generation, or energy waste reduction and storage
•increased renewable energy demand due to customers seeking to meet their own sustainability goals
•adverse consequences of employee, director, or third-party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•the impact of credit markets, economic conditions, increased competition, and any new banking and consumer protection regulations on EnerBank
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, and government approvals
•potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, operations, or backup systems due to accidents, explosions, physical disasters, global pandemics, cyber incidents, civil unrest, vandalism, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions
•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyber attack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on IT backup or disaster recovery systems
•technological developments in energy production, storage, delivery, usage, and metering
•the ability to implement technology successfully

•the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections
•adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions
•the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements
•the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, and other events
•restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances
•earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts
•changes in financial or regulatory accounting principles or policies (e.g., the adoption of the hypothetical liquidation at book value method of accounting for certain non-regulated renewable energy projects)
•other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents
All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Part I—Item 1. Financial Statements—MD&A—Outlook and Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments; and Part II—Item 1A. Risk Factors.

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
•economic conditions
•weather
•energy commodity prices
•interest rates
•their securities’ credit ratings
COVID-19 Pandemic
CMS Energy and Consumers continue to respond to the public health emergency caused by the COVID‑19 pandemic by instituting and maintaining measures consistent with guidance provided by local, state, and federal agencies. CMS Energy and Consumers continue to take steps to protect the safety of employees, customers, and contractors, and have executed business continuity plans to ensure the continued delivery of critical energy services.
The COVID-19 pandemic is a continually evolving situation. Since the beginning of the pandemic, Consumers has experienced a decline in electric deliveries to commercial and industrial customers, offset partially by an increase in deliveries to residential customers. Additionally, Consumers recognized increased uncollectible accounts during 2020 and the aggregate outstanding amount of, and the number of its customers with, past-due accounts remains in excess of pre‑pandemic levels.

Furthermore, EnerBank could experience slower lending growth, higher loan write-offs, and increased loan modifications in the future as a result of the pandemic. The companies cannot predict the long-term impact of the pandemic on their business, results of operations, financial condition, capital investment program, liquidity, and cash flows. More detailed discussion of the near-term impacts of and future uncertainties related to the COVID‑19 pandemic can be found throughout this MD&A and in Part II—Item 1A. Risk Factors.
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
In response to the COVID-19 pandemic, CMS Energy and Consumers have issued a response plan that is focused on the health, safety, and well-being of their co-workers, customers, and communities. CMS Energy and Consumers have aligned with safety and health guidelines from the CDC, OSHA, MIOSHA, and the Michigan Department of Health and Human Services in order to protect their employees, customers, and contractors to ensure the continued delivery of critical energy services. To align with, and in addition to, these guidelines, CMS Energy and Consumers have:
•secured the supply chain necessary to provide front-line workers with appropriate personal protective equipment and cleaning supplies
•worked with local health departments and hospital systems to facilitate and encourage employee vaccinations
•when necessary, sequestered employees with critical roles at generating plants, gas compression facilities, and electric control rooms
•implemented a paid self-quarantine requirement for employees who are exhibiting symptoms of COVID-19 or who have come into contact with a person suspected to have COVID-19
•prohibited business-related international travel and instituted a mandatory ten-day work remote period for employees who return from personal travel to heavily impacted areas
•required employees to work remotely when possible
•when necessary, reduced service at 13 direct payment offices to drop box and drive-through only services; presently, five direct payment offices are offering drop box and drive-through only services
•initially adjusted work to focus on emergent and critical activities such as electric outages, gas leaks, and other public safety and reliability work; as work restrictions have gradually lifted in Michigan, the companies have resumed normal work with safety measures in place
•limited access to company facilities, enhanced cleaning protocols, and established a mask-wearing policy
•offered additional paid leave to employees to alleviate child care-related burdens and implemented other interim workforce policies to offer flexibility and reduce employee concerns
In response to the pandemic, CMS Energy and Consumers initially suspended shut-offs of service for non-payment and extended payment protection plans for low-income and senior customers. CMS Energy and Consumers have resumed shut-offs of service for non-payment for all customers. CMS Energy and Consumers remain committed to assisting customers, Michigan residents, and small businesses as they begin to return to normal operations.
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
•information and control system efficiencies
•employee and retiree health care cost sharing
•workforce productivity enhancements
In addition, Consumers’ gas commodity costs declined by 68 percent over the last ten years, due not only to a decrease in market prices but also to Consumers’ improvements to its gas infrastructure and optimization of its gas purchasing and storage strategy. These gas commodity savings are passed on to customers.

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
CMS Energy and Consumers continue to focus on opportunities to protect the environment and to reduce their carbon footprint. As a result of actions already taken by CMS Energy and Consumers, the companies have:
•decreased their combined percentage of electric supply (self-generated and purchased) from coal by 21 percentage points since 2015
•reduced carbon dioxide emissions by over 35 percent since 2005
•reduced the amount of water used to generate electricity by over 30 percent since 2012
•reduced landfill waste disposal by over 1.5 million tons since 1992
•reduced methane emissions by 16 percent since 2012
Additionally, Consumers has reduced its sulfur dioxide, nitrogen oxide, particulate matter, and mercury emissions by approximately 90 percent since 2005.
The 2016 Energy Law:
•raised the renewable energy standard to 12.5 percent in 2019 and 15 percent in 2021; Consumers met the 12.5-percent requirement in 2019 and 2020 and expects to meet the 15-percent requirement in 2021 and future years with a combination of newly generated RECs and previously generated RECs carried over from prior years
•established a goal of 35 percent combined renewable energy and energy waste reduction by 2025; Consumers has achieved 25 percent combined renewable energy and energy waste reduction through 2020
•authorized incentives for demand response programs and energy efficiency programs, referring to the combined initiatives as energy waste reduction programs
•established an integrated planning process for new generation resources
In 2019, the MPSC approved the IRP that Consumers filed in 2018, which details its Clean Energy Plan. Under its Clean Energy Plan, Consumers will meet the requirements of the 2016 Energy Law using its clean and lean strategy, which focuses on increasing the generation of renewable energy, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times. Further, Consumers plans to replace its coal-fueled generation predominantly with investment in renewable energy, which will enable Consumers to meet and exceed the 2016 Energy Law renewable energy requirements and fulfill increasing customer demand for renewable energy. The Clean Energy Plan will also allow Consumers to achieve a breakthrough goal of at least 50 percent combined renewable energy and energy waste reduction by 2030.
In February 2020, Consumers announced a goal of achieving net-zero carbon emissions from its electric business by 2040. This goal includes not only emissions from Consumers’ owned generation, but also emissions from the generation of power purchased through long-term PPAs and from the MISO energy market. Consumers expects to reduce carbon emissions of its owned generation by more than 90 percent from its 2005 levels by 2040 through execution of its Clean Energy Plan. The remaining emissions will be offset through alternative measures, which may include carbon sequestration, landfill methane emission capture, large-scale tree planting, or other measures.

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
For the three months ended March 31, 2021, CMS Energy’s net income available to common stockholders was $349 million, and diluted EPS were $1.21. This compares with net income available to common stockholders of $243 million and diluted EPS of $0.85 for the three months ended March 31, 2020. In 2021, the benefits from gas and electric rate increases, higher electric sales, lower income tax expenses, and higher earnings at EnerBank were offset partially by higher depreciation and property taxes reflecting higher capital spending. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
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
Presented in the following illustration are planned capital expenditures of $13.2 billion that Consumers expects to make from 2021 through 2025:

Other electric supply
$0.8 billion
Clean generation
$2.4 billion
Gas infrastructure
$5.3 billion
Electric distribution
$4.7 billion

Of this amount, Consumers plans to spend $10 billion over the next five years to maintain and upgrade its gas infrastructure and electric distribution systems in order to enhance safety and reliability, improve customer satisfaction, reduce energy waste on those systems, and facilitate its clean energy transformation. The gas infrastructure projects comprise $5.3 billion to sustain deliverability, enhance pipeline integrity and safety, and reduce methane emissions. The electric distribution projects comprise $4.7 billion to strengthen circuits and substations, replace poles, and interconnect clean energy resources. Consumers also expects to spend $2.4 billion on new clean generation, which includes investments in wind, solar, and hydro electric generation resources, and $0.8 billion on other electric supply projects.

Regulation: Regulatory matters are a key aspect of Consumers’ business, particularly rate cases and regulatory proceedings before the MPSC, which permit recovery of new investments while helping to ensure that customer rates are fair and affordable. Important regulatory events and developments not already discussed are summarized below.
•2021 Electric Rate Case: In March 2021, Consumers filed an application with the MPSC seeking an annual rate increase of $225 million, based on a 10.5 percent authorized return on equity for the projected twelve-month period ending December 31, 2022. The filing requests authority to recover future investments associated with distribution system reliability, solar generation, environmental compliance, and enhanced technology.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
Three Months Ended March 31	2021	2020	Change
Net Income Available to Common Stockholders	$349	$243	$106
Basic Earnings Per Average Common Share	$1.21	$0.86	$0.35
Diluted Earnings Per Average Common Share	$1.21	$0.85	$0.36

In Millions
Three Months Ended March 31	2021	2020	Change
Electric utility	$155	$118	$37
Gas utility	181	117	64
Enterprises	14	20	(6)
EnerBank	33	14	19
Corporate interest and other	(34)	(26)	(8)
Net Income Available to Common Stockholders	$349	$243	$106
Presented in the following table is a summary of after-tax changes to net income available to common stockholders for the three months ended March 31, 2021 versus 2020:

In Millions
Three Months Ended March 31, 2020		$243
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$15
Gas sales	1
Electric rate increase	30
Gas rate increase	47
Lower income tax expense	17
Absence of 2020 voluntary separation plan expenses	8
Lower non-operating retirement benefits expenses	7
Lower service restoration costs	3
Higher depreciation and amortization	(13)
Higher property tax, reflecting higher capital spending	(7)
Higher forestry costs	(5)
Lower mutual insurance distributions	(4)
Other	2
		$101
Enterprises		(6)
EnerBank		19
Corporate interest and other		(8)
Three Months Ended March 31, 2021		$349

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three months ended March 31, 2021 versus 2020 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
Three Months Ended March 31, 2020		$118
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$40
Higher revenue due primarily to sales mix	22
Lower other revenues	(3)
		$59
Maintenance and other operating expenses
Absence of 2020 voluntary separation plan expenses	6
Lower service restoration costs	4
Higher forestry costs	(7)
Lower mutual insurance distribution	(5)
Higher maintenance and other operating expenses	(5)
		(7)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(9)
General taxes
Higher property tax, reflecting higher capital spending		(3)
Other income, net of expenses
Lower non-operating retirement benefits expenses	5
Higher other income, net of expenses	2
		7
Interest charges		2
Income taxes
Higher production tax credits attributable primarily to new wind generation projects	6
Higher electric utility pre-tax earnings	(13)
Absence of prior years’ research and development tax credits[2]	(7)
Lower other income taxes	2
		(12)
Three Months Ended March 31, 2021		$155
1Deliveries to end-use customers were 8.7 billion kWh in 2021 and 8.8 billion kWh in 2020.
2See Note 8, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three months ended March 31, 2021 versus 2020 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
Three Months Ended March 31, 2020		$117
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$63
Higher energy waste reduction program revenues	12
Higher sales and other revenues	4
		$79
Maintenance and other operating expenses
Higher energy waste reduction program costs	(12)
Absence of 2020 voluntary separation plan expenses	4
Lower maintenance and other operating expenses	1
		(7)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(8)
General taxes
Higher property tax, reflecting higher capital spending	(6)
Lower other general taxes	1
		(5)
Other income, net of expenses
Lower non-operating retirement benefits expenses	4
Higher other income, net of expenses	2
		6
Interest charges		(1)
Income taxes
Lower income tax expense due primarily to acceleration of tax benefits associated with cost of removal[2]	9
Lower income tax expense due primarily to accelerated amortization of excess deferred income taxes[2]	8
Higher gas utility pre-tax earnings	(16)
Absence of prior years’ research and development tax credits[2]	(1)
		—
Three Months Ended March 31, 2021		$181
1Deliveries to end-use customers were 124 bcf in 2021 and 120 bcf in 2020.
2See Note 8, Income Taxes.

Enterprises Results of Operations
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the three months ended March 31, 2021 versus 2020:

In Millions
Three Months Ended March 31, 2020	$20
Reason for the change
Absence of 2020 income tax benefit due to restoring previously sequestered alternative minimum tax credits[1]	$(4)
Absence of 2020 benefit from improved receivables management, offset partially by improved earnings at DIG	(2)
Three Months Ended March 31, 2021	$14
1See Note 8, Income Taxes.
EnerBank Results of Operations
Presented in the following table are the detailed after-tax changes to EnerBank’s net income available to common stockholders for the three months ended March 31, 2021 versus 2020:

In Millions
Three Months Ended March 31, 2020	$14
Reason for the change
Higher earnings due primarily to growth in consumer lending and favorable credit loss experience	$12
Gain on sale of notes receivable	7
Three Months Ended March 31, 2021	$33
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the three months ended March 31, 2021 versus 2020:

In Millions
Three Months Ended March 31, 2020	$(26)
Reasons for the change
Absence of 2020 income tax benefit due to restoring previously sequestered alternative minimum tax credits[1]	$(5)
Higher fixed charges due to higher debt	(4)
Other	1
Three Months Ended March 31, 2021	$(34)
1See Note 8, Income Taxes.

Cash Position, Investing, and Financing
At March 31, 2021, CMS Energy had $524 million of consolidated cash and cash equivalents, which included $28 million of restricted cash and cash equivalents. At March 31, 2021, Consumers had $34 million of consolidated cash and cash equivalents, which included $25 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the three months ended March 31, 2021 versus 2020:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2020	$201
Reasons for the change
Higher net income	99
Non‑cash transactions[1]	(21)
Lower pension contributions	531
Unfavorable impact of changes in core working capital,[2] due primarily to higher vendor payments and lower overcollections of PSCR charges in 2021	(5)
Favorable impact of changes in other assets and liabilities, due primarily to the absence of a payment to settle litigation and higher energy waste reduction collections in excess of spending, offset partially by higher payments for environmental remediation activities	27
Three Months Ended March 31, 2021	$832
Consumers
Three Months Ended March 31, 2020	$238
Reasons for the change
Higher net income	101
Non‑cash transactions[1]	14
Lower pension contributions	518
Unfavorable impact of changes in core working capital,[2] due primarily to higher vendor payments and lower overcollections of PSCR charges in 2021	(39)
Favorable impact of changes in other assets and liabilities, due primarily to lower income tax payments to CMS Energy and higher energy waste reduction collections in excess of spending, offset partially by higher payments for environmental remediation activities	9
Three Months Ended March 31, 2021	$841
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, bad debt expense, and other non‑cash operating activities and reconciling adjustments.
2Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the three months ended March 31, 2021 versus 2020:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2020	$(559)
Reasons for the change
Lower capital expenditures	86
Changes in EnerBank notes receivable, reflecting growth in consumer lending	(72)
Lower purchases of notes receivable by EnerBank	6
Proceeds from sale of EnerBank notes receivable in 2021	263
Other investing activities, primarily higher costs to retire property	(7)
Three Months Ended March 31, 2021	$(283)
Consumers
Three Months Ended March 31, 2020	$(542)
Reasons for the change
Lower capital expenditures	87
Other investing activities, primarily higher costs to retire property	(3)
Three Months Ended March 31, 2021	$(458)

Financing Activities
Presented in the following table are specific components of net cash provided by (used in) financing activities for the three months ended March 31, 2021 versus 2020:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2020	$1,062
Reasons for the change
Lower debt issuances	(1,198)
Lower borrowings of certificates of deposit at EnerBank	(66)
Lower repayments under Consumers’ commercial paper program	90
Lower issuances of common stock	(92)
Higher payments of dividends on common stock	(10)
Other financing activities, primarily lower debt issuance costs	4
Three Months Ended March 31, 2021	$(210)
Consumers
Three Months Ended March 31, 2020	$904
Reasons for the change
Lower debt issuances	(873)
Lower repayments under Consumers’ commercial paper program	90
Higher repayments of borrowings from CMS Energy	(250)
Lower stockholder contribution from CMS Energy	(200)
Higher payments of dividends on common stock	(57)
Other financing activities	2
Three Months Ended March 31, 2021	$(384)

Capital Resources and Liquidity
CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Dividend Restrictions. For the three months ended March 31, 2021, Consumers paid $276 million in dividends on its common stock to CMS Energy.
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
For more information on these forward sale contracts, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Issuance of Common Stock.
At March 31, 2021, CMS Energy had $532 million of its revolving credit facility available and Consumers had $1.1 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At March 31, 2021, there were no commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ revolving credit facilities and commercial paper program, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.
Certain of CMS Energy’s and Consumers’ credit agreements contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At March 31, 2021, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements. CMS Energy and Consumers were each in compliance with these covenants as of March 31, 2021, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to Capital[1]	< 0.70 to 1.0	0.57 to 1.0
Consumers
Debt to Capital[2]	< 0.65 to 1.0	0.48 to 1.0
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
CMS Energy is also required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of March 31, 2021. In addition, EnerBank has access to contingent funding sources, including the Discount Window and a $50 million uncommitted federal funds line of credit. Each month, EnerBank pledges a subset of its eligible loans to the Federal Reserve to ensure a seamless borrowing capability should the need arise. At March 31, 2021, there were no outstanding borrowings under EnerBank’s contingent funding sources.
Off-Balance-Sheet Arrangements
CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Additionally, CMS Energy has entered into forward sales contracts to sell its common stock in order to invest in its utility and non-utility businesses; as of March 31, 2021, these contracts have an aggregate sales price of $58 million, maturing through 2022. For additional details on the companies’ indemnity and guarantee arrangements, see Notes to the Unaudited Consolidated Financial Statements—Note 2, Contingencies and Commitments—Guarantees. For additional details on letters of credit and CMS Energy’s forward sales contracts, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.

Outlook
Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position. For additional details regarding these and other uncertainties, see Forward-Looking Statements and Information; Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments; and Part II—Item 1A. Risk Factors.
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
In support of its Clean Energy Plan, Consumers issued requests for proposals in 2019 and 2020, each to acquire up to 300 MW of new capacity from projects to be operational in Michigan’s Lower Peninsula by May 2023. Specifically, Consumers solicited offers to enter into PPAs with or purchase solar generation projects ranging in size from 20 MW to 150 MW and to enter into PPAs with PURPA qualifying facilities up to 20 MW. Any contracts entered into as a result of the request for proposals would be subject to MPSC approval.
As a result of the 2019 request for proposals, in December 2020, Consumers entered into a 25-year PPA under which it will purchase 140 MW of renewable capacity, energy, and RECs from a solar generating facility to be constructed in Calhoun County, Michigan. The facility is expected to be operational in 2022. Also, in January 2021, Consumers entered into an agreement to purchase a solar generating facility under development in Michigan, with capacity of up to 150 MW. Consumers expects to take full ownership and begin commercial operation of the project in 2022. Both of these agreements were approved by the MPSC in April 2021.

Renewable Energy Plan: The 2016 Energy Law raised the renewable energy standard to 15 percent in 2021. Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least the required percentage of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers expects to meet the 15-percent requirement in 2021 and future years with a combination of newly generated RECs and previously generated RECs carried over from prior years.
Under Consumers’ renewable energy plan, the MPSC has approved the acquisition of up to 525 MW of new wind generation projects and authorized Consumers to earn a 10.7 percent return on equity on any projects approved by the MPSC. Specifically, the MPSC has approved the following:
•purchase and construction of a 150-MW wind generation project in Gratiot County, Michigan; the project became operational in December 2020
•purchase of a 166-MW wind generation project in Hillsdale, Michigan; the project became operational and Consumers took full ownership in February 2021
•purchase of a wind generation project under development, with capacity of up to 201 MW, in Gratiot County, Michigan; Consumers expects to take full ownership and begin commercial operation of the project in 2022
The MPSC also approved the execution of a 20-year PPA under which Consumers will purchase 100 MW of renewable capacity, energy, and RECs from a 149-MW solar generating facility to be constructed in Calhoun County, Michigan; the facility is expected to be operational in 2022.
Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are seasonal and largely dependent on Michigan’s economy. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment. In addition, Consumers’ electric rates, which follow a seasonal rate design, are higher in the summer months than in the remaining months of the year. Beginning in June 2021, electric residential customers will transition to a summer peak time-of-use rate that will allow them to take advantage of lower-cost energy during off-peak times during the summer months. Thus, customers could reduce their electric bills by shifting their consumption from on‑peak to off‑peak times.
In response to the COVID‑19 pandemic, Michigan’s Governor and the Michigan Department of Health and Human Services have issued numerous orders throughout 2020 and 2021 restricting business, educational, and personal activities at varying levels. Presently, state guidelines include requiring remote work in lieu of in-person work when feasible and restrictions on indoor and outdoor gatherings, certain entertainment venues, and indoor dining at restaurants. Most other businesses are now open with safety measures in place.
Since the beginning of the pandemic, Consumers has experienced a decline in electric deliveries. Specifically, Consumers’ weather-normalized electric deliveries to commercial and industrial customers have decreased, offset partially by an increase in deliveries to residential customers. Additionally, Consumers recognized increased uncollectible accounts during 2020 and the aggregate outstanding amount of, and the number of its customers with, past-due accounts remains in excess of pre‑pandemic levels. Although Michigan businesses and residents are moving closer to resuming normal activities, the COVID-19 pandemic is a continually evolving situation and Consumers cannot predict the long-term impact of the pandemic on Michigan’s economy or its customers.

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
•Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At March 31, 2021, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.9 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program.
The 2016 Energy Law established a path to ensure that forward capacity is secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. The law also authorized the MPSC to ensure that alternative electric suppliers have procured enough capacity to cover their anticipated capacity requirements for the four-year forward period. In 2017, the MPSC issued an order establishing a state reliability mechanism for Consumers. Under this mechanism, if an alternative electric supplier does not demonstrate that it has procured its capacity requirements for the four-year forward period, its customers will pay a set charge to the utility for capacity that is not provided by the alternative electric supplier. All alternative electric suppliers have demonstrated that they have procured their capacity requirements through the MISO planning year beginning June 1, 2024.
During 2017, the MPSC issued orders finding that it has statutory authority to determine and implement a local clearing requirement, which requires all electric suppliers to demonstrate that a portion of the capacity procured to serve customers during peak demand times is located in the MISO footprint in Michigan’s Lower Peninsula. In April 2020, the Michigan Supreme Court affirmed the MPSC’s statutory authority to implement a local clearing requirement on individual electric providers.
In September 2020, ABATE and another intervenor filed a complaint against the MPSC in the U.S. District Court for the Eastern District of Michigan challenging the constitutionality of a local clearing requirement. The complaint requests the federal court to issue a permanent injunction prohibiting the MPSC from implementing a local clearing requirement on individual electric providers. In December 2020, Consumers filed a motion to intervene and defend the local clearing requirement in that federal litigation; this motion was granted in January 2021 and this case remains pending.
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.
2021 Electric Rate Case: In March 2021, Consumers filed an application with the MPSC seeking an annual rate increase of $225 million, based on a 10.5 percent authorized return on equity for the projected twelve-month period ending December 31, 2022. The filing requests authority to recover future investments associated with distribution system reliability, solar generation, environmental compliance, and enhanced technology. Presented in the following table are the components of the requested increase in revenue:

In Millions
Projected Twelve-Month Period Ending December 31	2022
Components of the requested rate increase
Investment in rate base	$121
Operating and maintenance costs	76
Cost of capital	53
Sales and other revenue	(25)
Total	$225
Depreciation Rate Case: In March 2021, Consumers filed a depreciation case related to its electric and common utility property. In this case, Consumers requested an increase in depreciation expense, and its recovery of that expense, of $43 million annually based on December 31, 2019 balances.
Retention Incentive Program: In 2019, Consumers announced a retention incentive program to ensure necessary staffing at the D.E. Karn generating complex through the anticipated retirement of the coal-fueled generating units. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2023 is estimated to be $35 million. In its order in Consumers’ 2020 electric rate case, the MPSC approved deferred accounting treatment for these costs. Consumers expects to recognize $8 million of retention benefit costs in 2021; this expense will be deferred as a regulatory asset. For additional details on this program, see Notes to the Unaudited Consolidated Financial Statements—Note 14, Exit Activities.
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
CSAPR, which became effective in 2015, requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states. In 2016, the EPA finalized new ozone season standards for CSAPR, which became effective in 2017. In October 2020, in response to a court-ordered remand due to litigation, the EPA proposed a revised CSAPR rule to reflect updated emission reductions from electric generating units in 12 states, including Michigan. The EPA finalized the rule in March 2021, and has made provisions for program implementation by May 2021, with continued emission reductions through 2024. Consumers is evaluating its emission compliance strategy for existing units based on the proposed number of allowances allocated to Michigan for 2021 through 2024, and believes the impact of this rule should be minimal.
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
In 2018, the EPA proposed a revised Section 111(b) regulation to replace the 2015 standard rule limiting carbon dioxide emissions from new electric generating units, citing limited availability and high costs of carbon capture and sequestration equipment as reasons to change the 2015 rule. The revised Section 111(b) regulation would require new coal-fueled generating units to meet a highly efficient steam cycle performance standard. If finalized, Consumers does not expect this proposal to change its existing environmental strategy. The EPA has not formally indicated whether they intend to finalize this rulemaking or instead pursue a new set of regulations.
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

In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. While the U.S. withdrew from the Paris Agreement, it rejoined the Paris Agreement in 2021. In April 2021, the U.S. announced it is committing to a nationally determined contribution under the Paris Agreement. Nationally determined contributions are the efforts by each country to reduce national greenhouse gas emissions. The commitment made by the U.S. is to reduce greenhouse gas emissions by 50-52 percent from 2005 levels by 2030. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events.
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
Increased frequency of severe weather events, including those due to climate change, could materially impact Consumers’ facilities, energy sales, and results of operations. Consumers is unable to predict these events or their financial impact; however, Consumers evaluates the potential physical impacts of climate change on its operations, including increased temperature, increased storm activity, increased rainfall, and higher lake and river levels. Consumers is taking steps to mitigate these risks as appropriate.
Litigation, international treaties, executive orders, federal laws and regulations (including regulations by the EPA), and state laws and regulations, if enacted or ratified, could ultimately impact Consumers. Consumers may be required to replace equipment; install additional emission control equipment; purchase emission allowances or credits; curtail operations; arrange for alternative sources of supply; purchase facilities that generate fewer emissions; mothball or retire facilities that generate certain emissions; pursue energy efficiency or demand response measures more swiftly; or take other steps to manage or lower the emission of greenhouse gases. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
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
Other Matters: Other electric environmental matters could have a material impact on Consumers’ outlook. For additional details on other electric environmental matters, see Notes to the Unaudited

Consolidated Financial Statements—Note 2, Contingencies and Commitments—Consumers Electric Utility Contingencies—Electric Environmental Matters.
Consumers Gas Utility Outlook and Uncertainties
Gas Deliveries: Consumers’ gas customer deliveries are seasonal. The peak demand for natural gas typically occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel.
The impact of the COVID-19 pandemic on weather-normalized gas deliveries has not been material. Consumers did recognize increased uncollectible accounts during 2020 and the aggregate outstanding amount of, and the number of its customers with, past-due accounts remains in excess of pre‑pandemic levels. Although Michigan businesses and residents are moving closer to resuming normal activities, the COVID-19 pandemic is a continually evolving situation and Consumers cannot predict the long-term impact of the pandemic on Michigan’s economy or its customers.
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
•Michigan economic conditions, including population trends and housing activity
•the price of competing energy sources or fuels
•energy efficiency and conservation impacts
Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For additional details on rate matters, see Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.
Gas Pipeline and Storage Integrity and Safety: In 2019, PHMSA published a final rule that expands federal safety standards for gas transmission pipelines. To comply with the rule, Consumers will incur increased capital costs to install and remediate pipelines as well as increased operating and maintenance costs to expand inspections, maintenance, and monitoring of its existing pipelines. The requirements in the regulation took effect July 1, 2020, with future regulation phases to be released over numerous years.
In February 2020, PHMSA established minimum federal safety standards for underground natural gas storage facilities. To comply with the rule, Consumers incurred increased capital and operating and maintenance costs to expand inspections, maintenance, and monitoring of its underground gas storage facilities.
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

Gas Environmental Outlook: Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites. For additional details, see Notes to the Unaudited Consolidated Financial Statements—Note 2, Contingencies and Commitments—Consumers Gas Utility Contingencies—Gas Environmental Matters.
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
In September 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28-percent reduction below 2005 levels of greenhouse gas emissions by 2025. These new goals could have an impact on Consumers’ gas business over the long term. Consumers is evaluating decarbonization options for its gas business including energy efficiency, renewable natural gas, and hydrogen. For additional details on the executive order, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. While the U.S. withdrew from the Paris Agreement, it rejoined the Paris Agreement in 2021. In April 2021, the U.S. announced it is committing to a nationally determined contribution under the Paris Agreement. Nationally determined contributions are the efforts by each country to reduce national greenhouse gas emissions. The commitment made by the U.S. is to reduce greenhouse gas emissions by 50-52 percent from 2005 levels by 2030. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events.
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
Consumers Electric Utility and Gas Utility Outlook and Uncertainties
Energy Waste Reduction Plan: The 2016 Energy Law authorized incentives for demand response programs and energy efficiency programs, referring to the combined initiatives as energy waste reduction programs. The law also set a requirement to achieve annual reductions of 1.0 percent in customers’ electricity use through 2021 and 0.75 percent in customers’ natural gas use indefinitely and established a goal of 35 percent combined renewable energy and energy waste reduction by 2025. Consumers has achieved 25 percent combined renewable energy and energy waste reduction through 2020.
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
Trends, uncertainties, and other matters related to the enterprises segment that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•investment in and financial benefits received from renewable energy and energy storage projects
•changes in energy and capacity prices
•severe weather events and climate change associated with increasing levels of greenhouse gases
•changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings
•changes in various environmental laws, regulations, principles, or practices, or in their interpretation
•indemnity and environmental remediation obligations at Bay Harbor, including an inability to renew an NPDES permit
•indemnity obligations assumed in connection with the purchase or ownership of an interest in one or more facilities that involve tax equity financing
•representations, warranties, and indemnities provided by CMS Energy in connection with previous sales of assets
For additional details regarding the enterprises segment’s uncertainties, see Notes to the Unaudited Consolidated Financial Statements—Note 2, Contingencies and Commitments.
EnerBank Outlook and Uncertainties
EnerBank is a Utah state-chartered, FDIC-insured industrial bank providing primarily unsecured, fixed-rate installment loans throughout the U.S. to finance home improvements. The carrying value of EnerBank’s loan portfolio was $2.7 billion at March 31, 2021. The 12-month rolling average net default rate on loans held by EnerBank was 1.1 percent at March 31, 2021. For additional details regarding EnerBank’s loan portfolio, see Notes to the Unaudited Consolidated Financial Statements—Note 6, Notes Receivable.
EnerBank’s loan portfolio was funded primarily by certificates of deposit of $2.7 billion at March 31, 2021. With its loan portfolio funded by certificates of deposit, EnerBank has not had to rely on access to the financial and capital markets in order to fund loan growth during the COVID-19 pandemic. As a result, EnerBank has experienced market share gains as new customers have transitioned from less financially stable competitors. Accordingly, EnerBank has experienced increased lending growth in recent months and expects this trend to continue during 2021. Over the next five years, EnerBank expects lending growth of approximately seven percent annually. For additional details regarding EnerBank’s capital and liquidity, see Capital Resources and Liquidity.
In response to the COVID-19 pandemic, and consistent with FDIC guidance, EnerBank offered new payment accommodations for current qualifying customers. The vast majority of customers that received payment accommodations in 2020 have resumed making their regular monthly payment in a timely manner. EnerBank cannot predict the longer-term impacts of the pandemic, but could experience slower lending growth, higher loan write-offs, and increased loan modifications.
Other Outlook and Uncertainties
Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business. For additional details regarding these and other legal matters, see Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.
New Accounting Standards
There are no new accounting standards issued but not yet effective that are expected to have a material impact on CMS Energy’s or Consumers’ consolidated financial statements.

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2021	2020
Operating Revenue	$2,083	$1,864

Operating Expenses
Fuel for electric generation	138	103
Purchased and interchange power	377	357
Purchased power – related parties	18	18
Cost of gas sold	279	273
Maintenance and other operating expenses	323	315
Depreciation and amortization	340	316
General taxes	123	114
Total operating expenses	1,598	1,496

Operating Income	485	368

Other Income (Expense)
Interest income	1	1
Interest income – related parties	—	7
Allowance for equity funds used during construction	1	1
Income from equity method investees	2	3
Non-operating retirement benefits, net	41	31
Other income	1	—
Other expense	(2)	(4)
Total other income	44	39

Interest Charges
Interest on long-term debt	119	116
Interest expense – related parties	3	3
Other interest expense	15	19
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	136	137

Income Before Income Taxes	393	270
Income Tax Expense	51	27

Net Income	342	243
Loss Attributable to Noncontrolling Interests	(7)	—

Net Income Available to Common Stockholders	$349	$243

Basic Earnings Per Average Common Share	$1.21	$0.86
Diluted Earnings Per Average Common Share	$1.21	$0.85
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
Three Months Ended March 31	2021	2020
Net Income	$342	$243

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $— for both periods	1	1

Derivatives
Unrealized gain (loss) on derivative instruments, net of tax of $— and $(1)	1	(4)

Other Comprehensive Income (Loss)	2	(3)

Comprehensive Income	344	240

Comprehensive Loss Attributable to Noncontrolling Interests	(7)	—

Comprehensive Income Attributable to CMS Energy	$351	$240
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Three Months Ended March 31	2021	2020
Cash Flows from Operating Activities
Net income	$342	$243
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	340	316
Deferred income taxes and investment tax credits	48	67
Other non‑cash operating activities and reconciling adjustments	(17)	9
Pension contributions	—	(531)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	30	(17)
Inventories	168	171
Accounts payable and accrued rate refunds	(103)	(54)
Other current and non‑current assets and liabilities	24	(3)
Net cash provided by operating activities	832	201

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(437)	(523)
Increase in EnerBank notes receivable	(76)	(4)
Purchase of notes receivable by EnerBank	(2)	(8)
Proceeds from sale of EnerBank notes receivable	263	—
Cost to retire property and other investing activities	(31)	(24)
Net cash used in investing activities	(283)	(559)

Cash Flows from Financing Activities
Proceeds from issuance of debt	—	1,198
Retirement of debt	(2)	(2)
Decrease in EnerBank certificates of deposit	(73)	(7)
Decrease in notes payable	—	(90)
Issuance of common stock, net of issuance costs	9	101
Payment of dividends on common stock	(126)	(116)
Other financing costs	(18)	(22)
Net cash provided by (used in) financing activities	(210)	1,062

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	339	704
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	185	157

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$524	$861

Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$87	$95
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	March 31 2021	December 31 2020
Current Assets
Cash and cash equivalents	$496	$168
Restricted cash and cash equivalents	28	17
Accounts receivable and accrued revenue, less allowance of $27 in 2021 and $29 in 2020	839	863
Notes receivable, less allowance of $29 in 2021 and $32 in 2020	284	275
Accounts receivable – related parties	17	19
Inventories at average cost
Gas in underground storage	195	353
Materials and supplies	162	155
Generating plant fuel stock	50	68
Deferred property taxes	267	332
Regulatory assets	30	42
Prepayments and other current assets	145	112
Total current assets	2,513	2,404

Plant, Property, and Equipment
Plant, property, and equipment, gross	28,457	27,907
Less accumulated depreciation and amortization	8,178	7,953
Plant, property, and equipment, net	20,279	19,954
Construction work in progress	928	1,085
Total plant, property, and equipment	21,207	21,039

Other Non‑current Assets
Regulatory assets	2,613	2,653
Accounts and notes receivable, less allowance of $89 in 2021 and $91 in 2020	2,445	2,631
Investments	72	70
Other	873	869
Total other non‑current assets	6,003	6,223

Total Assets	$29,723	$29,666

LIABILITIES AND EQUITY
In Millions
	March 31 2021	December 31 2020
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$1,506	$1,506
Accounts payable	538	671
Accounts payable – related parties	7	7
Accrued rate refunds	2	20
Accrued interest	113	106
Accrued taxes	360	457
Regulatory liabilities	204	151
Other current liabilities	155	156
Total current liabilities	2,885	3,074

Non‑current Liabilities
Long-term debt	13,561	13,634
Non-current portion of finance leases and other financing	51	56
Regulatory liabilities	3,772	3,744
Postretirement benefits	151	152
Asset retirement obligations	564	553
Deferred investment tax credit	114	115
Deferred income taxes	1,926	1,863
Other non‑current liabilities	397	398
Total non‑current liabilities	20,536	20,515

Commitments and Contingencies (Notes 1 and 2)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 289.5 shares in 2021 and 288.9 shares in 2020	3	3
Other paid-in capital	5,371	5,365
Accumulated other comprehensive loss	(84)	(86)
Retained earnings	437	214
Total common stockholders’ equity	5,727	5,496
Noncontrolling interests	575	581
Total equity	6,302	6,077

Total Liabilities and Equity	$29,723	$29,666
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2021	2020
Total Equity at Beginning of Period	$6,077	$5,055

Common Stock
At beginning and end of period	3	3

Other Paid-in Capital
At beginning of period	5,365	5,113
Common stock issued	15	106
Common stock repurchased	(9)	(12)
At end of period	5,371	5,207

Accumulated Other Comprehensive Loss
At beginning of period	(86)	(73)
Retirement benefits liability
At beginning of period	(80)	(69)
Amortization of net actuarial loss	1	1
At end of period	(79)	(68)
Derivative instruments
At beginning of period	(6)	(4)
Unrealized gain (loss) on derivative instruments	1	(4)
At end of period	(5)	(8)
At end of period	(84)	(76)

Retained Earnings
At beginning of period	214	(25)
Cumulative effect of change in accounting principle	—	(51)
Net income attributable to CMS Energy	349	243
Dividends declared on common stock	(126)	(116)
At end of period	437	51

Noncontrolling Interests
At beginning of period	581	37
Contribution from noncontrolling interest	1	—
Loss attributable to noncontrolling interests	(7)	—
At end of period	575	37

Total Equity at End of Period	$6,302	$5,222

Dividends declared per common share	$0.4350	$0.4075
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
Three Months Ended March 31	2021	2020
Operating Revenue	$1,937	$1,744

Operating Expenses
Fuel for electric generation	106	79
Purchased and interchange power	367	347
Purchased power – related parties	18	18
Cost of gas sold	278	270
Maintenance and other operating expenses	292	278
Depreciation and amortization	329	312
General taxes	118	111
Total operating expenses	1,508	1,415

Operating Income	429	329

Other Income (Expense)
Interest income	1	1
Interest and dividend income – related parties	1	1
Allowance for equity funds used during construction	1	1
Non-operating retirement benefits, net	38	29
Other income	1	—
Other expense	(2)	(3)
Total other income	40	29

Interest Charges
Interest on long-term debt	73	74
Interest expense – related parties	3	3
Other interest expense	2	3
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	77	79

Income Before Income Taxes	392	279
Income Tax Expense	56	44

Net Income Available to Common Stockholder	$336	$235
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
Three Months Ended March 31	2021	2020
Net Income	$336	$235

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $— and $1	—	—

Other Comprehensive Income	—	—

Comprehensive Income	$336	$235
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Three Months Ended March 31	2021	2020
Cash Flows from Operating Activities
Net income	$336	$235
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	329	312
Deferred income taxes and investment tax credits	51	44
Other non‑cash operating activities and reconciling adjustments	(10)	—
Pension contributions	—	(518)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	39	31
Inventories	168	170
Accounts payable and accrued rate refunds	(99)	(54)
Other current and non-current assets and liabilities	27	18
Net cash provided by operating activities	841	238

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(433)	(520)
Cost to retire property and other investing activities	(25)	(22)
Net cash used in investing activities	(458)	(542)

Cash Flows from Financing Activities
Proceeds from issuance of debt	—	873
Decrease in notes payable	—	(90)
Decrease in notes payable – related parties	(250)	—
Stockholder contribution	150	350
Payment of dividends on common stock	(276)	(219)
Other financing costs	(8)	(10)
Net cash provided by (used in) financing activities	(384)	904

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(1)	600
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	35	28

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$34	$628

Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$84	$85
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	March 31 2021	December 31 2020
Current Assets
Cash and cash equivalents	$9	$20
Restricted cash and cash equivalents	25	15
Accounts receivable and accrued revenue, less allowance of $27 in 2021 and $29 in 2020	801	828
Accounts and notes receivable – related parties	9	18
Inventories at average cost
Gas in underground storage	195	353
Materials and supplies	156	149
Generating plant fuel stock	49	67
Deferred property taxes	267	332
Regulatory assets	30	42
Prepayments and other current assets	119	68
Total current assets	1,660	1,892

Plant, Property, and Equipment
Plant, property, and equipment, gross	27,299	26,757
Less accumulated depreciation and amortization	8,058	7,844
Plant, property, and equipment, net	19,241	18,913
Construction work in progress	887	1,058
Total plant, property, and equipment	20,128	19,971

Other Non-current Assets
Regulatory assets	2,613	2,653
Accounts receivable	25	25
Accounts and notes receivable – related parties	104	105
Other	750	753
Total other non-current assets	3,492	3,536

Total Assets	$25,280	$25,399

LIABILITIES AND EQUITY
In Millions
	March 31 2021	December 31 2020
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$384	$384
Notes payable – related parties	57	307
Accounts payable	501	636
Accounts payable – related parties	12	7
Accrued rate refunds	2	20
Accrued interest	79	72
Accrued taxes	364	458
Regulatory liabilities	204	151
Other current liabilities	106	104
Total current liabilities	1,709	2,139

Non-current Liabilities
Long-term debt	7,743	7,742
Non-current portion of finance leases and other financing	51	56
Regulatory liabilities	3,772	3,744
Postretirement benefits	111	112
Asset retirement obligations	541	530
Deferred investment tax credit	114	115
Deferred income taxes	2,159	2,094
Other non-current liabilities	314	311
Total non-current liabilities	14,805	14,704

Commitments and Contingencies (Notes 1 and 2)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	6,174	6,024
Accumulated other comprehensive loss	(36)	(36)
Retained earnings	1,750	1,690
Total common stockholder’s equity	8,729	8,519
Cumulative preferred stock, $4.50 series	37	37
Total equity	8,766	8,556

Total Liabilities and Equity	$25,280	$25,399
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
Three Months Ended March 31	2021	2020
Total Equity at Beginning of Period	$8,556	$7,737

Common Stock
At beginning and end of period	841	841

Other Paid-in Capital
At beginning of period	6,024	5,374
Stockholder contribution	150	350
At end of period	6,174	5,724

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning and end of period	(36)	(28)
At beginning and end of period	(36)	(28)

Retained Earnings
At beginning of period	1,690	1,513
Net income	336	235
Dividends declared on common stock	(276)	(219)
At end of period	1,750	1,529

Cumulative Preferred Stock
At beginning and end of period	37	37

Total Equity at End of Period	$8,766	$8,103
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consumers Energy Company
Notes to the Unaudited Consolidated Financial Statements
These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP. CMS Energy and Consumers may have reclassified certain prior period amounts to conform to the presentation in the present period and to reflect the implementation of new accounting standards. CMS Energy and Consumers are required to make estimates using assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure that CMS Energy’s and Consumers’ financial position, results of operations, and cash flows for the periods presented are fairly stated. The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2020 Form 10‑K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
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
Reserve for Customer Refunds: In December 2020, the MPSC issued an order authorizing Consumers to refund $28 million voluntarily to utility customers. In February 2021, Consumers submitted a filing proposing that the refund take the form of incremental spending in 2021 above amounts included in rates on various programs, including electric service restoration and gas and electric technology expenses. Consumers’ proposal indicates that if it does not achieve the incremental spending, the remaining balance would be provided to electric or gas utility customers through a bill credit. Consumers had recorded a current regulatory liability of $28 million at March 31, 2021 and December 31, 2020 related to this voluntary refund.
Voluntary Transmission Asset Sale Gain Share: In October 2020, Consumers completed a sale of the electric utility’s remaining transmission equipment to METC. In December 2020, Consumers filed an application with the MPSC requesting approval to share voluntarily half of the gain from the sale with electric utility customers; this application was approved by the MPSC in February 2021. Consumers will share the gain through incremental service restoration spending in 2021 above amounts included in rates or through a bill credit to electric utility customers in 2022. As a result, the $14 million gain to be shared with customers was recorded on Consumers’ consolidated balance sheets as a current regulatory liability at March 31, 2021 and December 31, 2020.
Energy Waste Reduction Plan Incentive: Consumers will file its 2020 energy waste reduction reconciliation in 2021, requesting the MPSC’s approval to collect from customers the maximum performance incentive of $42 million for exceeding statutory savings targets in 2020. Consumers recognized incentive revenue under this program of $42 million in 2020.
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
At March 31, 2021, CMS Energy had a recorded liability of $45 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $56 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2021 and in each of the next five years:

In Millions
	2021	2022	2023	2024	2025	2026
CMS Energy
Long-term leachate disposal and operating and maintenance costs	$3	$4	$4	$4	$4	$4
CMS Energy’s estimate of response activity costs and the timing of expenditures could change if there are changes in circumstances or assumptions used in calculating the liability. Although a liability for its present estimate of remaining response activity costs has been recorded, CMS Energy cannot predict the ultimate financial impact or outcome of this matter.
Equatorial Guinea Tax Claim: In 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea. The government of Equatorial Guinea claims that, in connection with the sale, CMS Energy owes $152 million in taxes, plus substantial penalties and interest that could be up to or exceed the amount of the taxes claimed. In 2015, the matter was proceeding to formal arbitration; however, since then, the government of Equatorial Guinea has stopped communicating. CMS Energy has concluded that the government’s tax claim is without merit and believes the likelihood of material loss to be remote, but cannot predict the financial impact or outcome of the matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.
Consumers Electric Utility Contingencies
Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $2 million and $4 million. At March 31, 2021, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At March 31, 2021, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
MCV PPA: In 2017, the MCV Partnership initiated arbitration against Consumers, asserting a breach of contract associated with the MCV PPA. In 2019, an arbitration panel issued an order concluding that the

MCV Partnership is not entitled to any damages associated with a claim against Consumers that was related to the Clean Air Act. In November 2020, the MCV Partnership and Consumers signed a settlement agreement resolving all remaining disputes between the parties, and filed the settlement and associated agreements with the MPSC for approval. In March 2021, the MPSC approved the settlement and associated agreements.
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
At March 31, 2021, Consumers had a recorded liability of $56 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $61 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2021 and in each of the next five years:

In Millions
	2021	2022	2023	2024	2025	2026
Consumers
Remediation and other response activity costs	$3	$9	$23	$11	$2	$1
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At March 31, 2021, Consumers had a regulatory asset of $118 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At March 31, 2021, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
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
In September 2020, the MPSC disallowed the recovery of $7 million in incremental gas purchases related to the fire. In January 2021, the MPSC denied Consumers’ petition for a rehearing challenging this disallowance. In February 2021, Consumers filed an appeal of the MPSC’s denial with the Michigan Court of Appeals. Consumers could also be subject to disallowances of costs associated with the repair and modification of the Ray Compressor Station. At March 31, 2021, Consumers had incurred capital expenditures of $17 million to restore and modify the compressor station.
As of March 31, 2021, Consumers had recorded an insurance recovery of $10 million related to the compressor station; of this amount, $7 million represented recovery of the costs to repair the station and $3 million represented recovery of incremental gas purchases related to the fire. Consumers recognized $4 million of the insurance recovery as a reduction to plant, property, and equipment, $3 million as a reduction of maintenance and other operating expenses, and $3 million as operating revenue.
At this time, Consumers cannot predict the outcome of these matters or other gas-related incidents and a reasonable estimate of a total loss cannot be made, but they could have a material adverse effect on Consumers’ results of operations, financial condition, or liquidity, and could subject Consumers’ gas utility to increased regulatory scrutiny.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at March 31, 2021:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from purchase of VIE[1]	September 2020	indefinite	$341	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	153	2
Guarantee[3]	July 2011	indefinite	30	—
Consumers
Guarantee[3]	July 2011	indefinite	$30	$—
1In conjunction with the purchase of its interest in Aviator Wind Equity Holdings, CMS Enterprises assumed certain indemnity obligations that protect the associated tax equity investor against losses incurred as a result of breaches of representations and warranties provided by Aviator Wind Equity Holdings and its subsidiaries. These obligations are generally capped at an amount equal to the tax equity investor’s capital contributions plus a specified return, less any distributions and tax benefits it receives, in connection with its membership interest in Aviator Wind. CMS Enterprises would recover 49 percent of any amounts paid to the tax equity investor from the other owner of Aviator Wind Equity Holdings. Additionally, Aviator Wind holds insurance coverage that would partially protect against losses incurred as a result of certain failures to qualify for production tax credits. For further details on CMS Enterprises’ ownership interest in Aviator Wind Equity Holdings, see Note 13, Variable Interest Entities.
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
3:    Financings and Capitalization
Credit Facilities: The following credit facilities with banks were available at March 31, 2021:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2023	$550	$—	$18	$532
CMS Enterprises, including subsidiaries
September 25, 2025[1]	$39	$—	$39	$—
September 30, 2025[2]	18	—	8	10
Consumers[3]
June 5, 2023	$850	$—	$12	$838
November 19, 2022	250	—	1	249
April 18, 2022	30	—	30	—
1This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding Aviator Wind Equity Holdings, see Note 13, Variable Interest Entities.
2Under this facility, $8 million is available solely for the purpose of issuing letters of credit. Obligations under this facility are secured by the collateral accounts with the lending bank.
3Obligations under these facilities are secured by first mortgage bonds of Consumers.

Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At March 31, 2021, there were no commercial paper notes outstanding under this program.
In December 2020, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $350 million at an interest rate of one month LIBOR minus 0.100 percent. At March 31, 2021, $57 million was outstanding under the agreement at an interest rate of 0.014 percent.
Dividend Restrictions: At March 31, 2021, payment of dividends by CMS Energy on its common stock was limited to $5.7 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at March 31, 2021, Consumers had $1.7 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
For the three months ended March 31, 2021, Consumers paid $276 million in dividends on its common stock to CMS Energy.
Issuance of Common Stock: In 2020, CMS Energy entered into an equity offering program under which it may sell, from time to time, shares of CMS Energy common stock. Under the program, CMS Energy may sell its common stock in privately negotiated transactions, in “at the market” offerings, through forward sales transactions, or otherwise.
CMS Energy may sell shares of its common stock having an aggregate sales price of up to $500 million. Presented in the following table are details of CMS Energy’s forward sales contracts under this program at March 31, 2021:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	March 31, 2021
September 15, 2020	June 30, 2022	846,759	$61.04	$60.01
December 22, 2020	June 22, 2022	115,595	61.81	61.31
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

If CMS Energy had elected to net share settle the contracts as of March 31, 2021, CMS Energy would have been required to deliver 16,758 shares.
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

In Millions
	CMS Energy, including Consumers		Consumers
	March 31 2021	December 31 2020	March 31 2021	December 31 2020
Assets[1]
Restricted cash equivalents	$28	$17	$25	$15
Nonqualified deferred compensation plan assets	24	23	19	18
Derivative instruments	—	1	—	1
Total assets	$52	$41	$44	$34
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$24	$23	$19	$18
Derivative instruments	14	17	—	—
Total liabilities	$38	$40	$19	$18
1All assets and liabilities were classified as Level 1 with the exception of derivative contracts, which were classified as Level 2 or Level 3.
Restricted Cash Equivalents: Restricted cash equivalents consist of money market funds with daily liquidity. For further details, see Note 11, Cash and Cash Equivalents.

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
A subsidiary of CMS Enterprises uses floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with future interest payments on certain long‑term variable-rate debt. The interest rate swaps are accounted for as cash flow hedges of the future variability of interest payments on debt with a notional amount of $83 million at March 31, 2021 and $85 million at December 31, 2020. Gains or losses on these swaps are initially reported in other comprehensive income (loss) and then, as interest payments are made on the hedged debt, are recognized in earnings within interest on long-term debt on CMS Energy’s consolidated statements of income. CMS Energy recorded a gain of $1 million in other comprehensive income (loss) for the three months ended March 31, 2021 and a loss of $5 million in other comprehensive income (loss) for the three months ended March 31, 2020. There were no material impacts on interest on long-term debt associated with these swaps during the periods presented. The fair value of these swaps recorded in other liabilities on CMS Energy’s consolidated balance sheets totaled $7 million at March 31, 2021 and $9 million at December 31, 2020. CMS Energy also has other interest rate swaps that economically hedge interest rate risk on debt, but that do not qualify for cash flow hedge accounting; the amounts associated with these swaps were not material for the periods presented.
EnerBank uses fixed-to-floating interest rate swaps to manage interest rate risk exposure associated with changes in the fair value of certain long‑term fixed‑rate loans. The interest rate swaps qualify as fair value hedges of long‑term, fixed‑rate notes receivable with a notional amount of $134 million at March 31, 2021 and December 31, 2020. The fair value of these interest rate swaps recorded in other liabilities was $5 million at March 31, 2021 and $6 million at December 31, 2020. CMS Energy is adjusting the carrying value of the hedged notes receivable for the change in their fair value due to the hedged risk. Both gains and losses on the swaps and changes to the carrying value of the hedged notes receivable are recorded within operating revenue on CMS Energy’s consolidated statements of income. The net impact of these hedges on operating revenue was not material for the three months ended March 31, 2021 and 2020.
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

In Millions
	March 31, 2021					December 31, 2020
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$16	$16	$—	$—	$16	$17	$17	$—	$—	$17
Notes receivable[2]	2,710	3,006	—	—	3,006	2,887	3,248	—	—	3,248
Securities held to maturity[3]	34	34	—	34	—	28	29	—	29	—
Liabilities
Long-term debt[4]	15,046	16,233	1,206	13,108	1,919	15,120	17,512	1,249	14,178	2,085
Long-term payables[5]	33	35	—	—	35	33	35	—	—	35
Consumers
Assets
Long-term receivables[1]	$16	$16	$—	$—	$16	$17	$17	$—	$—	$17
Notes receivable – related party[6]	106	106	—	—	106	107	107	—	—	107
Liabilities
Long-term debt[7]	8,107	8,815	—	6,896	1,919	8,106	9,801	—	7,716	2,085
1Includes current portion of long-term accounts receivable of $11 million at March 31, 2021 and $12 million at December 31, 2020.
2Includes current portion of notes receivable of $284 million at March 31, 2021 and $275 million at December 31, 2020. For further details, see Note 6, Notes Receivable.
3These investment securities consist primarily of mortgage-backed securities and Utah Housing Corporation bonds held by EnerBank. There were no unrealized gains during the three months ended March 31, 2021 and $1 million of unrealized gains during the year ended December 31, 2020.
4Includes current portion of long-term debt of $1.5 billion at March 31, 2021 and December 31, 2020.
5Includes current portion of long-term payables of $6 million at March 31, 2021 and December 31, 2020.

6Includes current portion of notes receivable – related party of $7 million at March 31, 2021 and December 31, 2020. For further details on this note receivable, see Note 6, Notes Receivable.
7Includes current portion of long-term debt of $364 million at March 31, 2021 and December 31, 2020.
6:    Notes Receivable
Presented in the following table are details of CMS Energy’s and Consumers’ notes receivable:

In Millions
	March 31, 2021	December 31, 2020
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$284	$275
Non‑current
EnerBank notes receivable, net of allowance for loan losses	2,426	2,612
Total notes receivable	$2,710	$2,887
Consumers
Current
DB SERP note receivable – related party	$7	$7
Non‑current
DB SERP note receivable – related party	99	100
Total notes receivable	$106	$107
EnerBank Notes Receivable
EnerBank notes receivable are primarily unsecured, fixed-rate installment loans provided throughout the U.S. to finance home improvements. EnerBank records its notes receivable at cost, less an allowance for loan losses.
Authorized contractors pay fees to EnerBank to provide borrowers with same-as-cash, zero interest, or reduced interest loans. Unearned income associated with the loan fees, which is recorded as a reduction to notes receivable on CMS Energy’s consolidated balance sheets, was $122 million at March 31, 2021 and $128 million at December 31, 2020.
During the three months ended March 31, 2021, EnerBank purchased portfolios of secured and unsecured consumer installment loans with a principal value of $33 million. During the three months ended March 31, 2021, EnerBank completed sales of notes receivable with a principal value of $279 million and recorded gains of $10 million.
EnerBank utilizes FICO scores as a key credit quality indicator when underwriting new loans and in assessing the credit exposures in its loan portfolio. The score is determined at the time of a borrower’s application and is generally not updated since the average duration of loans is about two years. At March 31, 2021, 86 percent of EnerBank’s loans had a FICO score rating between good and excellent. At March 31, 2021, 96 percent of EnerBank’s loan portfolio was originated within the past five years.
The allowance for loan losses at March 31, 2021 reflects expected credit losses over the entire lifetime of the loan portfolio. EnerBank estimates the allowance by using the “weighted-average remaining maturity” methodology for their term loans, and the “probability of default and loss given default” methodology for their same-as-cash loans. These methodologies consider historical loan loss experience, prepayment expectations, and credit quality indicators. EnerBank considers current and projected economic conditions, and other reasonable and supportable forecast information to determine if adjustments to the allowance are necessary. The allowance is increased by the provision for loan losses and decreased by loan charge‑offs net of recoveries. Loan losses are charged against the allowance when the loss is confirmed, but no later than the point at which a loan becomes 120 days past due.
Presented in the following table are the changes in the allowance for loan losses:

In Millions
Three Months Ended March 31	2021	2020
Balance at beginning of period	$123	$33
Effects of new accounting standard[1]	—	62
Provision for loan losses	5	13
Charge-offs	(12)	(11)
Recoveries	2	2
Balance at end of period	$118	$99
1On January 1, 2020, the allowance for loan losses was adjusted as part of the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments.
Loans that are 30 days or more past due are considered delinquent. The balance of EnerBank’s delinquent loans was $24 million at March 31, 2021 and $32 million at December 31, 2020. At March 31, 2021 and December 31, 2020, EnerBank’s loans that had been modified as troubled debt restructurings were immaterial.
In response to the COVID-19 pandemic, and consistent with FDIC guidance, EnerBank offered new payment accommodations for current qualifying customers. The vast majority of customers that received payment accommodations in 2020 have resumed making their regular monthly payment in a timely manner. At March 31, 2021, EnerBank had not experienced increased delinquent loans, charge-offs, or increased loan modifications due to the COVID-19 pandemic. EnerBank did not make any material adjustments to their allowance for loan losses at March 31, 2021 due to the COVID-19 pandemic. EnerBank cannot predict the longer-term impacts of the pandemic, but could experience slower lending growth, higher loan write-offs, and increased loan modifications.
EnerBank issues loan commitments to meet customer-financing needs. These commitments are agreements to provide credit as long as certain conditions are met and expire after 120 days. EnerBank uses the same credit policies in making these commitments as it uses for loans. EnerBank had $365 million of off-balance-sheet unfunded loan commitments at March 31, 2021, and had recorded a liability of $7 million for expected credit losses on those commitments.
EnerBank has entered into interest rate swaps on $134 million of its loans (notes receivable). For information about interest rate swaps, see Note 4, Fair Value Measurements.
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
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	DB Pension Plans		OPEB Plan
Three Months Ended March 31	2021	2020	2021	2020
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$14	$12	$4	$4
Interest cost	15	21	6	8
Expected return on plan assets	(52)	(48)	(27)	(25)
Amortization of:
Net loss	25	22	2	4
Prior service cost (credit)	1	—	(13)	(14)
Settlement loss	1	—	—	—
Net periodic cost (credit)	$4	$7	$(28)	$(23)
Consumers
Net periodic cost (credit)
Service cost	$13	$12	$4	$4
Interest cost	14	20	6	8
Expected return on plan assets	(49)	(45)	(25)	(23)
Amortization of:
Net loss	25	21	2	4
Prior service cost (credit)	1	—	(13)	(14)
Settlement loss	1	—	—	—
Net periodic cost (credit)	$5	$8	$(26)	$(21)

8:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Three Months Ended March 31	2021	2020
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.1	4.6
TCJA excess deferred taxes[1]	(5.3)	(3.9)
Production tax credits	(4.7)	(2.8)
Accelerated flow-through of regulatory tax benefits[2]	(3.0)	(1.5)
Research and development tax credits, net[3]	(0.3)	(3.4)
Refund of alternative minimum tax sequestration[4]	—	(3.3)
Other, net	0.2	(0.7)
Effective tax rate	13.0%	10.0%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.1	4.9
TCJA excess deferred taxes[1]	(5.1)	(3.4)
Accelerated flow-through of regulatory tax benefits[2]	(3.7)	(1.9)
Production tax credits	(2.6)	(1.4)
Research and development tax credits, net[3]	(0.2)	(3.1)
Other, net	(0.2)	(0.3)
Effective tax rate	14.3%	15.8%
1In September 2020, the MPSC authorized Consumers to accelerate the amortization of a regulatory liability associated with unprotected, non‑property-related excess deferred income taxes resulting from the TCJA. The regulatory liability, which was previously scheduled to be amortized through 2029, will now be fully amortized in 2022.
2In September 2020, the MPSC authorized Consumers to accelerate the amortization of income tax benefits associated with the cost to remove gas plant assets. These tax benefits, which were previously scheduled to be amortized through 2025, will now be fully amortized in 2022.
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

9:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on net income:

In Millions, Except Per Share Amounts
Three Months Ended March 31	2021	2020
Income available to common stockholders
Net income	$342	$243
Less loss attributable to noncontrolling interests	(7)	—
Net income available to common stockholders – basic and diluted	$349	$243
Average common shares outstanding
Weighted-average shares – basic	288.6	283.3
Add dilutive nonvested stock awards	0.5	0.8
Add dilutive forward equity sale contracts	—	1.1
Weighted-average shares – diluted	289.1	285.2
Net income per average common share available to common stockholders
Basic	$1.21	$0.86
Diluted	1.21	0.85
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
Forward Equity Sale Contracts
CMS Energy has entered into forward equity sale contracts. These forward equity sale contracts are non‑participating securities. While the forward sale price in the forward equity sale contract is decreased on certain dates by certain predetermined amounts to reflect expected dividend payments, these price adjustments were set upon inception of the agreement and the forward contract does not give the owner the right to participate in undistributed earnings. Accordingly, the forward equity sale contracts were included in the computation of diluted EPS, but not in the computation of basic EPS. For further details on the forward equity sale contracts, see Note 3, Financings and Capitalization.

10:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended March 31, 2021	Electric Utility	Gas Utility	Enterprises[1]	EnerBank	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,131	$801	$—	$—	$1,932
Other	—	—	30	—	30
Revenue recognized from contracts with customers	$1,131	$801	$30	$—	$1,962
Leasing income	—	—	46	—	46
Financing income	3	2	—	70	75
Total operating revenue – CMS Energy	$1,134	$803	$76	$70	$2,083
Consumers
Consumers utility revenue
Residential	$568	$554			$1,122
Commercial	345	163			508
Industrial	138	23			161
Other	80	61			141
Revenue recognized from contracts with customers	$1,131	$801			$1,932
Financing income	3	2			5
Total operating revenue – Consumers	$1,134	$803			$1,937
1Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $33 million for the three months ended March 31, 2021.

In Millions
Three Months Ended March 31, 2020	Electric Utility	Gas Utility	Enterprises[1]	EnerBank	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,025	$714	$—	$—	$1,739
Other	—	—	19	—	19
Revenue recognized from contracts with customers	$1,025	$714	$19	$—	$1,758
Leasing income	—	—	39	—	39
Financing income	3	2	—	62	67
Total operating revenue – CMS Energy	$1,028	$716	$58	$62	$1,864
Consumers
Consumers utility revenue
Residential	$481	$493			$974
Commercial	339	149			488
Industrial	140	20			160
Other	65	52			117
Revenue recognized from contracts with customers	$1,025	$714			$1,739
Financing income	3	2			5
Total operating revenue – Consumers	$1,028	$716			$1,744
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
Accounts Receivable and Unbilled Revenues: Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost less an allowance for uncollectible accounts. The allowance is increased for uncollectible accounts expense and decreased for account write-offs net of recoveries. CMS Energy and Consumers establish the allowance based on historical losses, management’s assessment of existing economic conditions, customer payment trends, and reasonable and supported forecast information. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past-due terms established with customers. Accounts are written off when deemed uncollectible, which is generally when they become six months past due. CMS Energy and Consumers recorded uncollectible accounts expense of $6 million for the three months ended March 31, 2021 and $5 million for the three months ended March 31, 2020.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $369 million at March 31, 2021 and $437 million at December 31, 2020.
11:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
	March 31, 2021	December 31, 2020
CMS Energy, including Consumers
Cash and cash equivalents	$496	$168
Restricted cash and cash equivalents	28	17
Cash and cash equivalents, including restricted amounts	$524	$185
Consumers
Cash and cash equivalents	$9	$20
Restricted cash and cash equivalents	25	15
Cash and cash equivalents, including restricted amounts	$34	$35
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
CMS Energy
The segments reported for CMS Energy are:
•electric utility, consisting of regulated activities associated with the generation, purchase, distribution, and sale of electricity in Michigan
•gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
•enterprises, consisting of various subsidiaries engaging in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production
•EnerBank, a Utah state-chartered, FDIC-insured industrial bank providing primarily unsecured, fixed-rate installment loans throughout the U.S. to finance home improvements
CMS Energy presents corporate interest and other expenses and Consumers’ other consolidated entities within other reconciling items. Beginning in 2021, CMS Land, which holds the environmental remediation obligations at Bay Harbor, will be included within other reconciling items rather than within the enterprises segment. This change was not material and was made to align segment reporting with the legal organization and internal reporting of CMS Energy.
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

Presented in the following tables is financial information by segment:

In Millions
Three Months Ended March 31	2021	2020
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,134	$1,028
Gas utility	803	716
Enterprises	76	58
EnerBank	70	62
Total operating revenue – CMS Energy	$2,083	$1,864
Consumers
Operating revenue
Electric utility	$1,134	$1,028
Gas utility	803	716
Total operating revenue – Consumers	$1,937	$1,744
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$155	$118
Gas utility	181	117
Enterprises	14	20
EnerBank	33	14
Other reconciling items	(34)	(26)
Total net income available to common stockholders – CMS Energy	$349	$243
Consumers
Net income available to common stockholder
Electric utility	$155	$118
Gas utility	181	117
Total net income available to common stockholder – Consumers	$336	$235

In Millions
	March 31, 2021	December 31, 2020
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$17,574	$17,155
Gas utility[1]	9,703	9,581
Enterprises	1,118	1,113
EnerBank	40	37
Other reconciling items	22	21
Total plant, property, and equipment, gross – CMS Energy	$28,457	$27,907
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$17,574	$17,155
Gas utility[1]	9,703	9,581
Other reconciling items	22	21
Total plant, property, and equipment, gross – Consumers	$27,299	$26,757
CMS Energy, including Consumers
Total assets
Electric utility[1]	$15,906	$15,829
Gas utility[1]	9,244	9,429
Enterprises	1,275	1,276
EnerBank	3,073	3,109
Other reconciling items	225	23
Total assets – CMS Energy	$29,723	$29,666
Consumers
Total assets
Electric utility[1]	$15,969	$15,893
Gas utility[1]	9,292	9,477
Other reconciling items	19	29
Total assets – Consumers	$25,280	$25,399
1Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.
13:    Variable Interest Entities
CMS Enterprises has a 51-percent ownership interest in Aviator Wind Equity Holdings, which holds a Class B membership interest in Aviator Wind, a 525-MW wind generation project in Coke County, Texas. The Class A membership interest in Aviator Wind is held by a tax equity investor, BHE Renewables, LLC, a subsidiary of Berkshire Hathaway Energy Company. Earnings, tax attributes, and cash flows generated by Aviator Wind are allocated among and distributed to the membership classes in accordance with the ratios specified in the associated limited liability company operating agreement; these ratios change over time and are not representative of the ownership interest percentages of each membership class.
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
Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
	March 31, 2021	December 31, 2020
Current
Cash and cash equivalents	$8	$7
Accounts receivable	9	5
Prepayments and other current assets	1	1
Non-current
Plant, property, and equipment, net	686	692
Total assets[1]	$704	$705
Current
Accounts payable	$6	$3
Non-current
Asset retirement obligations	19	19
Total liabilities	$25	$22
1Assets may be used only to meet VIEs’ obligations and commitments.
CMS Enterprises is obligated under certain indemnities that protect the tax equity investor against losses incurred as a result of breaches of representations and warranties provided by Aviator Wind Equity Holdings and its subsidiaries. For additional details on these indemnity obligations, see Note 2, Contingencies and Commitments—Guarantees.
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
CMS Energy’s investment in these partnerships is included in investments on its consolidated balance sheets in the amount of $72 million as of March 31, 2021 and $70 million as of December 31, 2020.
14:    Exit Activities
Under its Clean Energy Plan, Consumers plans to retire the D.E. Karn 1 & 2 coal-fueled electric generating units in 2023. In 2019, Consumers announced a retention incentive program to ensure necessary staffing at the D.E. Karn generating complex through the anticipated retirement of the coal-fueled generating units. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2023 is estimated to be $35 million. In its order in Consumers’ 2020 electric rate case, the MPSC approved deferred accounting treatment for these costs; Consumers began deferring these costs as a regulatory asset in 2021.
As of March 31, 2021, the cumulative cost incurred and charged to expense related to this program was $16 million. Additionally, an amount of $3 million has been capitalized as a cost of plant, property, and equipment and an amount of $2 million has been deferred as a regulatory asset. Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
Three Months Ended March 31	2021	2020
Retention benefit liability at beginning of period	$11	$4
Costs incurred and charged to maintenance and other operating expenses	—	4
Costs deferred as a regulatory asset	2	—
Retention benefit liability at the end of the period[1]	$13	$8
1Includes current portion of other liabilities of $4 million at March 31, 2021 and 2020.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations for CMS Energy and Consumers is contained in Part I—Item 1. Financial Statements—MD&A, which is incorporated by reference herein.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risk as previously disclosed in Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2020 Form 10‑K.
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
Part II—Other Information
Item 1.    Legal Proceedings
CMS Energy, Consumers, and certain of their affiliates are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Part I—Item 3. Legal Proceedings, of the 2020 Form 10‑K, see Part I—Item 1. Financial Statements—Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in Part I—Item 1A. Risk Factors, in the 2020 Form 10‑K, which Risk Factors are incorporated herein by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended March 31, 2021:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2021 to January 31, 2021	87,722	$58.62	—	—
February 1, 2021 to February 28, 2021	1,579	55.75	—	—
March 1, 2021 to March 31, 2021	58,919	58.35	—	—
Total	148,220	$58.48	—	—
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

CMS ENERGY CORPORATION

Dated: April 29, 2021	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: April 29, 2021	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer