Form 10-Q
period 2021-06-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2021-07-29
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
(A Michigan Corporation)
One Energy Plaza, Jackson, Michigan 49201
(517) 788‑0550

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
CMS Energy Corporation Common Stock, $0.01 par value	CMS	New York Stock Exchange
CMS Energy Corporation 5.625% Junior Subordinated Notes due 2078	CMSA	New York Stock Exchange
CMS Energy Corporation 5.875% Junior Subordinated Notes due 2078	CMSC	New York Stock Exchange
CMS Energy Corporation 5.875% Junior Subordinated Notes due 2079	CMSD	New York Stock Exchange
CMS Energy Corporation Depositary Shares, each representing a 1/1,000th interest in a share of 4.200% Cumulative Redeemable Perpetual Preferred Stock, Series C	CMS-PRC	New York Stock Exchange
Consumers Energy Company Cumulative Preferred Stock, $100 par value: $4.50 Series	CMS-PB	New York Stock Exchange

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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 12, 2021:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	289,654,238
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended June 30, 2021

Glossary
Certain terms used in the text and financial statements are defined below.

2016 Energy Law
Michigan’s Public Acts 341 and 342 of 2016

2020 Form 10‑K
Each of CMS Energy’s and Consumers’ Annual Report on Form 10‑K for the year ended December 31, 2020

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

CMS Energy
CMS Energy Corporation and its consolidated subsidiaries, unless otherwise noted; the parent of Consumers, CMS Enterprises, and EnerBank

CMS Enterprises
CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM
CMS Energy Resource Management Company, a wholly owned subsidiary of CMS Enterprises, formerly known as CMS Marketing, Services and Trading Company

CMS Generation Michigan Power
CMS Generation Michigan Power L.L.C., a wholly owned subsidiary of HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises

CMS Land
CMS Land Company, a wholly owned subsidiary of CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

Consumers
Consumers Energy Company and its consolidated subsidiaries, unless otherwise noted; a wholly owned subsidiary of CMS Energy

COVID‑19
Coronavirus disease 2019, a respiratory illness that was declared a pandemic in March 2020 and to which public and private agencies initially responded by instituting social-distancing and other measures designed to slow the spread of the disease

Craven
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

PURPA
The Public Utility Regulatory Policies Act of 1978

RCRA
The Federal Resource Conservation and Recovery Act of 1976

REC
Renewable energy credit

Regions Bank
A subsidiary of Regions Financial Corporation, a non-affiliated company

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
Forward-Looking Statements and Information
This Form 10‑Q and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:
•the impact of the COVID-19 pandemic and the related economic disruption on CMS Energy’s and Consumers’ revenues, expenses, uncollectible accounts, energy efficiency programs, pension funding, PSCR and GCR costs, capital investment programs, cash flows, liquidity, maintenance of existing assets, and other operating expenses
•the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures
•potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities

•changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, PURPA, infrastructure integrity or security, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather-related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; and changes in trade policies or regulations
•the ability of Consumers to execute its cost-reduction strategies
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before EGLE, the EPA, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ routine maintenance, repair, and replacement classification under NSR regulations
•changes in energy markets, including availability and price of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates
•the potential effects of the future transition from LIBOR to an alternative reference interest rate in the credit and capital markets
•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers

•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, increased use of self-generation including distributed generation, or energy waste reduction and storage
•increased renewable energy demand due to customers seeking to meet their own sustainability goals
•the reputational or other impact on CMS Energy and Consumers of the failure to achieve ambitions related to reducing their impact on climate change
•adverse consequences of employee, director, or third-party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•the impact of credit markets, economic conditions, increased competition, and any new banking and consumer protection regulations on EnerBank
•any event, change, development, occurrence, or circumstance that could give rise to the termination of the EnerBank merger agreement, including any action by a regulatory authority or other third party to prohibit, delay, impair, or deny approval for or consent to the consummation of the proposed merger
•any event, change, development, occurrence, or circumstance that could impact the 2021 IRP filing or give rise to the termination of the associated purchase agreements, including any action by a regulatory authority or other third party to prohibit, delay, impair, or deny approval for or consent to the 2021 IRP or the consummation of the proposed acquisitions
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, and government approvals
•potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, operations, or backup systems due to accidents, explosions, physical disasters, global pandemics, cyber incidents, civil unrest, vandalism, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions

•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyber attack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on information technology backup or disaster recovery systems
•technological developments in energy production, storage, delivery, usage, and metering
•the ability to implement technology successfully
•the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections
•adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions
•the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements
•the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, and other events
•restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances
•earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts
•changes in financial or regulatory accounting principles or policies (e.g., the adoption of the hypothetical liquidation at book value method of accounting for certain non-regulated renewable energy projects)
•other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents
All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Part I—Item 1. Financial Statements—MD&A—Outlook and Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments; and Part II—Item 1A. Risk Factors.

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
In June 2021, CMS Energy entered into an agreement for EnerBank to merge with Regions Bank; in exchange, CMS Energy will receive a base purchase price of $960 million in cash, subject to certain adjustments. The merger is expected to close in the fourth quarter of 2021 and is dependent upon the receipt of required regulatory approvals, among other closing conditions. CMS Energy intends to use the proceeds from the merger to fund key initiatives in its core energy business related to safety, reliability, and its clean energy transformation.
CMS Energy and Consumers manage their businesses by the nature of services each provides. CMS Energy operates principally in three business segments: electric utility; gas utility; and enterprises, its non‑utility operations and investments. EnerBank is not included in the composition of CMS Energy’s reportable segments. EnerBank’s results of operations are presented as income from discontinued operations as a result of the pending merger described above. Consumers operates principally in two business segments: electric utility and gas utility. CMS Energy’s and Consumers’ businesses are affected primarily by:
•regulation and regulatory matters
•state and federal legislation
•economic conditions
•weather
•energy commodity prices
•interest rates
•their securities’ credit ratings
The Triple Bottom Line
CMS Energy’s and Consumers’ purpose is to achieve world class performance while delivering hometown service. In support of this purpose, the companies employ the “CE Way,” a lean operating model designed to improve safety, quality, cost, delivery, and employee morale.

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
The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. Since 2010, Consumers’ OSHA recordable incident rate has decreased by over 53 percent.
In response to the COVID-19 pandemic, CMS Energy and Consumers have issued a response plan that is focused on the health, safety, and well-being of their co-workers, customers, and communities. CMS Energy and Consumers have aligned with safety and health guidelines from the CDC, OSHA, MIOSHA, and the Michigan Department of Health and Human Services in order to protect their employees, customers, and contractors to ensure the continued delivery of critical energy services. To align with, and in addition to, these guidelines, CMS Energy and Consumers have:
•worked with local health departments and hospital systems to facilitate and encourage employee vaccinations
•implemented policies for employees entering homes or businesses to protect them, customers, and the public
•implemented plans to safely provide access to company facilities and put into practice enhanced cleaning protocols
•provided paid leave to employees required to self-quarantine, offered additional paid leave to employees to alleviate child care-related burdens, and implemented other interim workforce policies to offer flexibility and reduce employee concerns
•developed programs and committed resources to assist customers, Michigan residents, and small businesses as they begin to return to normal operations

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
•information and control system efficiencies
•employee and retiree health care cost sharing
•workforce productivity enhancements
In addition, Consumers’ gas commodity costs declined by 64 percent over the last ten years, due not only to a decrease in market prices but also to Consumers’ improvements to its gas infrastructure and optimization of its gas purchasing and storage strategy. These gas commodity savings are passed on to customers.
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
The 2016 Energy Law:
•raised the renewable energy standard to 12.5 percent in 2019 and 15 percent in 2021; Consumers met the 12.5-percent requirement in 2019 and 2020 and expects to meet the 15-percent requirement in 2021 and future years with a combination of newly generated RECs and previously generated RECs carried over from prior years
•established a goal of 35 percent combined renewable energy and energy waste reduction by 2025; Consumers achieved 25 percent combined renewable energy and energy waste reduction through 2020

•authorized incentives for demand response programs and energy efficiency programs, referring to the combined initiatives as energy waste reduction programs
•established an integrated planning process for new generation resources
Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs. The Clean Energy Plan was originally outlined in Consumers’ 2018 IRP, which was approved by the MPSC in 2019. Under its Clean Energy Plan, Consumers will meet the requirements of the 2016 Energy Law using its clean and lean strategy, which focuses on increasing the generation of renewable energy, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times.
In June 2021, Consumers filed its 2021 IRP with the MPSC, proposing updates to the Clean Energy Plan. Within its 2021 IRP, which is subject to MPSC approval, Consumers outlines its long-term strategy for delivering clean, reliable, resilient, and affordable energy to its customers, including plans to:
•end the use of coal-fueled generation in 2025, 15 years sooner than initially planned
•purchase existing natural gas-fueled generating units, providing an additional 2,177 MW of nameplate capacity and allowing Consumers to continue providing controllable electricity to customers, and
•expand its investment in renewable energy, adding nearly 8,000 MW of solar generation by 2040
These steps are expected to enable Consumers to meet and exceed the 2016 Energy Law renewable energy requirements and fulfill increasing customer demand for renewable energy. The 2021 IRP is also expected to allow Consumers to exceed its breakthrough goal of at least 50 percent combined renewable energy and energy waste reduction by 2030.
Consumers has a goal of achieving net-zero carbon emissions from its electric business by 2040. This goal includes not only emissions from Consumers’ owned generation, but also emissions from the generation of power purchased through long-term PPAs and from the MISO energy market. Consumers expects to meet 90 percent of its customers’ needs with clean energy sources by 2040 through execution of its 2021 IRP. Carbon offset measures including, but not limited to, carbon sequestration, methane emission capture, and forest preservation and reforestation may be used to close the gap to achieving net-zero carbon emissions.

Presented in the following illustration is Consumers’ 2020 capacity portfolio and its future capacity portfolio as projected in the recently filed 2021 IRP. This illustration includes the effects of purchased capacity and energy waste reduction and uses the nameplate capacity of renewable energy sources:

11%
12%
11%
31%
19%
8%
8%
35%
15%
10%
40%
47%
15%
10%
28%
49%
15%
10%
26%
63%
15%
12%
10%
2020
2025
2030
2035
2040
Renewable energy[1]
Energy waste reduction
Energy storage
Natural gas
Coal
Nuclear
Oil/gas

1    Does not include RECs.
In September 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28-percent reduction below 2005 levels of greenhouse gas emissions by 2025. Consumers has already surpassed the 28-percent reduction milestone for its owned electric generation and previously announced a goal of achieving net-zero carbon emissions from its electric business by 2040.
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
For the six months ended June 30, 2021, CMS Energy’s net income available to common stockholders was $525 million, and diluted EPS were $1.82. This compares with net income available to common stockholders of $379 million and diluted EPS of $1.33 for the six months ended June 30, 2020. In 2021, the benefits from gas and electric rate increases, higher electric sales, and lower income tax expense were offset partially by higher depreciation and property taxes, reflecting higher capital spending. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
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
Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service and positively impacting the triple bottom line of people, planet, and profit. During 2020, CMS Energy and Consumers:
•realized over $100 million in cost reductions by leveraging the CE Way and through other initiatives
•named a Chief Diversity Officer responsible for setting and monitoring the companies’ diversity, equity, and inclusion strategy
•completed a 90-mile gas pipeline construction project to upgrade gas pipelines and infrastructure throughout three Michigan counties
•announced a new parental leave policy for employees, allowing six months of paid leave to mothers and four months of paid leave to a nonbirthing parent
•pledged to join five other energy companies in facilitating the construction of a Midwest electric vehicle charging network
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
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

The 2021 IRP, which is subject to approval, would add over $1 billion of capital expenditures to the $13.2 billion that Consumers already expects to make from 2021 through 2025, which are presented in the following illustration:

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
•2021 Electric Rate Case: In March 2021, Consumers filed an application with the MPSC seeking an annual rate increase of $225 million, based on a 10.5 percent authorized return on equity for the projected twelve-month period ending December 31, 2022. The filing requests authority to recover future investments associated with distribution system reliability, solar generation, environmental compliance, and enhanced technology. In July 2021, Consumers reduced its requested annual rate increase to $201 million.

Looking Forward
CMS Energy and Consumers will continue to consider the impact on the triple bottom line of people, planet, and profit in their daily operations as well as in their long-term strategic decisions. Consumers will continue to seek fair and timely regulatory treatment that will support its customer-driven investment plan, while pursuing cost-control measures that will allow it to maintain sustainable customer base rates. The CE Way is an important means of realizing CMS Energy’s and Consumers’ purpose of achieving world class performance while delivering hometown service.

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Six Months Ended
June 30	2021	2020	Change	2021	2020	Change
Net Income Available to Common Stockholders	$176	$136	$40	$525	$379	$146
Basic Earnings Per Average Common Share	$0.61	$0.48	$0.13	$1.82	$1.33	$0.49
Diluted Earnings Per Average Common Share	$0.61	$0.48	$0.13	$1.82	$1.33	$0.49

In Millions
	Three Months Ended			Six Months Ended
June 30	2021	2020	Change	2021	2020	Change
Electric utility	$154	$119	$35	$309	$237	$72
Gas utility	36	41	(5)	217	158	59
Enterprises	5	1	4	19	21	(2)
Corporate interest and other	(37)	(33)	(4)	(72)	(59)	(13)
Discontinued operations	18	8	10	52	22	30
Net Income Available to Common Stockholders	$176	$136	$40	$525	$379	$146

Presented in the following table is a summary of after-tax changes to net income available to common stockholders for the three and six months ended June 30, 2021 versus 2020:

In Millions
	Three Months Ended		Six Months Ended
June 30, 2020		$136		$379
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$11		$26
Gas sales	(11)		(10)
Electric rate increase	27		57
Gas rate increase	16		63
Lower income tax expense	11		28
Lower service restoration costs	10		13
Lower non-operating retirement benefits expenses	6		13
Absence of 2020 voluntary separation plan expenses	—		8
Higher depreciation and amortization	(12)		(25)
Higher distribution and transmission expenses	(13)		(14)
Higher forestry costs	(8)		(13)
Higher property taxes, reflecting higher capital spending	(5)		(12)
Other	(2)		(3)
		$30		$131
Enterprises		4		(2)
Corporate interest and other		(4)		(13)
Discontinued operations		10		30
June 30, 2021		$176		$525

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three and six months ended June 30, 2021 versus 2020 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
	Three Months Ended		Six Months Ended
June 30, 2020		$119		$237
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$37		$77
Higher revenue due primarily to favorable weather and sales mix	12		34
Higher energy waste reduction program revenues	9		8
Higher other revenues	4		2
		$62		$121
Maintenance and other operating expenses
Lower service restoration costs	14		18
Absence of 2020 voluntary separation plan expenses	—		6
Higher forestry costs	(11)		(18)
Higher distribution and transmission expenses	(8)		(11)
Higher energy waste reduction program costs	(9)		(8)
Higher maintenance and other operating expenses	(3)		(11)
		(17)		(24)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(13)		(22)
General taxes
Higher property taxes, reflecting higher capital spending		(4)		(7)
Other income, net of expenses
Lower non-operating retirement benefits expenses and other		6		13
Interest charges		5		7
Income taxes
Higher production tax credits attributable primarily to new wind generation projects	6		12
Higher electric utility pre-tax earnings	(11)		(24)
Absence of prior years’ research and development tax credits[2]	—		(7)
Lower other income taxes	1		3
		(4)		(16)
June 30, 2021		$154		$309
1For the three months ended June 30, deliveries to end-use customers were 8.7 billion kWh in 2021 and 8.0 billion kWh in 2020. For the six months ended June 30, deliveries to end-use customers were 17.4 billion kWh in 2021 and 16.8 billion kWh in 2020.
2See Note 7, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three and six months ended June 30, 2021 versus 2020 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
	Three Months Ended		Six Months Ended
June 30, 2020		$41		$158
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$22		$85
Higher energy waste reduction program revenues	5		17
Lower revenue due to unfavorable weather and sales mix	(11)		(7)
Lower other revenues	(4)		(4)
		$12		$91
Maintenance and other operating expenses
Absence of 2020 voluntary separation plan expenses	—		4
Higher energy waste reduction program costs	(5)		(17)
Higher distribution and transmission expenses	(10)		(8)
Higher maintenance and other operating expenses	(5)		(6)
		(20)		(27)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(4)		(12)
General taxes
Higher property taxes, reflecting higher capital spending	(3)		(9)
Higher other general taxes	(1)		—
		(4)		(9)
Other income, net of expenses
Lower non-operating retirement benefits expenses and other		5		11
Interest charges		—		(1)
Income taxes
Lower income tax expense due primarily to acceleration of tax benefits associated with cost of removal[2]	2		11
Lower income tax expense due primarily to accelerated amortization of excess deferred income taxes[2]	2		10
Lower (higher) gas utility pre-tax earnings	2		(14)
Absence of prior years’ research and development tax credits[2]	—		(1)
		6		6
June 30, 2021		$36		$217
1For the three months ended June 30, deliveries to end-use customers were 45 bcf in 2021 and 47 bcf in 2020. For the six months ended June 30, deliveries to end-use customers were 169 bcf in 2021 and 167 bcf in 2020.
2See Note 7, Income Taxes.

Enterprises Results of Operations
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the three and six months ended June 30, 2021 versus 2020:

In Millions
	Three Months Ended	Six Months Ended
June 30, 2020	$1	$21
Reason for the change
Higher earnings due primarily to lower operations and maintenance costs	$4	$2
Absence of refund for alternative minimum tax credit sequestration[1]	—	(4)
June 30, 2021	$5	$19
1See Note 7, Income Taxes.
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the three and six months ended June 30, 2021 versus 2020:

In Millions
	Three Months Ended	Six Months Ended
June 30, 2020	$(33)	$(59)
Reasons for the change
Higher fixed charges due to higher debt	$(2)	$(6)
Absence of refund for alternative minimum tax credit sequestration[1]	—	(5)
Other	(2)	(2)
June 30, 2021	$(37)	$(72)
1See Note 7, Income Taxes.

Results of Discontinued Operations
In June 2021, CMS Energy entered into an agreement for EnerBank to merge with Regions Bank. As a result, EnerBank’s results of operations are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the three and six months ended June 30, 2021 and 2020. For additional details, see Notes to the Unaudited Consolidated Financial Statements—Note 13, Exit Activities and Discontinued Operations.
Presented in the following table are the detailed after-tax changes to discontinued operations for the three and six months ended June 30, 2021 versus 2020:

In Millions
	Three Months Ended	Six Months Ended
June 30, 2020	$8	$22
Reason for the change
Higher earnings at discontinued operations	$14	$34
Higher transaction costs	(4)	(4)
June 30, 2021	$18	$52

Cash Position, Investing, and Financing
At June 30, 2021, CMS Energy had $292 million of consolidated cash and cash equivalents, which included $18 million of restricted cash and cash equivalents and $121 million of cash and cash equivalents related to discontinued operations and classified as current assets held for sale. At June 30, 2021, Consumers had $68 million of consolidated cash and cash equivalents, which included $16 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the six months ended June 30, 2021 versus 2020:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2020	$796
Reasons for the change
Higher net income	$133
Non‑cash transactions[1]	1
Lower pension contributions	531
Lower cash provided by discontinued operations[2]	(45)
Unfavorable impact of changes in core working capital,[3] due primarily to gas purchased at higher prices and the timing of collections on higher electric deliveries in 2021	(111)
Favorable impact of changes in other assets and liabilities, due primarily to the absence of a payment to settle litigation and to higher energy waste reduction collections in excess of spending, offset partially by higher payments for environmental remediation activities	62
Six Months Ended June 30, 2021	$1,367
Consumers
Six Months Ended June 30, 2020	$781
Reasons for the change
Higher net income	$131
Non‑cash transactions[1]	33
Lower pension contributions	518
Unfavorable impact of changes in core working capital,[3] due primarily to gas purchased at higher prices and the timing of collections on higher electric deliveries in 2021	(136)
Favorable impact of changes in other assets and liabilities, due primarily to lower income tax payments to CMS Energy and higher energy waste reduction collections in excess of spending, offset partially by higher payments for environmental remediation activities	73
Six Months Ended June 30, 2021	$1,400
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, bad debt expense, and other non‑cash operating activities and reconciling adjustments.
2For information regarding the pending merger of EnerBank, see Note 13, Exit Activities and Discontinued Operations.
3Core working capital comprises accounts receivable, notes receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the six months ended June 30, 2021 versus 2020:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2020	$(1,168)
Reasons for the change
Lower capital expenditures	$66
Higher cash provided by discontinued operations[1]	257
Other investing activities	(6)
Six Months Ended June 30, 2021	$(851)
Consumers
Six Months Ended June 30, 2020	$(993)
Reasons for the change
Lower capital expenditures	$63
Six Months Ended June 30, 2021	$(930)
1For information regarding the pending merger of EnerBank, see Note 13, Exit Activities and Discontinued Operations.

Financing Activities
Presented in the following table are specific components of net cash provided by (used in) financing activities for the six months ended June 30, 2021 versus 2020:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2020	$1,819
Reasons for the change
Lower debt issuances	$(2,353)
Lower debt retirements	374
Lower repayments under Consumers’ commercial paper program	90
Lower issuances of common stock	(84)
Higher payments of dividends on common stock	(19)
Lower cash provided by discontinued operations[1]	(270)
Other financing activities, primarily the absence of debt prepayment and debt issuance costs	34
Six Months Ended June 30, 2021	$(409)
Consumers
Six Months Ended June 30, 2020	$1,413
Reasons for the change
Lower debt issuances	$(1,528)
Lower debt retirements	350
Lower repayments under Consumers’ commercial paper program	90
Higher repayments of borrowings from CMS Energy	(307)
Lower stockholder contribution from CMS Energy	(375)
Higher payments of dividends on common stock	(104)
Other financing activities, primarily the absence of debt prepayment and debt issuance costs	24
Six Months Ended June 30, 2021	$(437)
1For information regarding the pending merger of EnerBank, see Note 13, Exit Activities and Discontinued Operations.

Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Dividend Restrictions. During the six months ended June 30, 2021, Consumers paid $380 million in dividends on its common stock to CMS Energy.
Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, and fund its other obligations. Consumers also uses these sources of funding to contribute to its employee benefit plans.
CMS Energy and Consumers rely on the capital markets to fund their robust capital plan. Barring any sustained market dislocations or disruptions, CMS Energy and Consumers expect to continue to have ready access to the financial and capital markets and will continue to explore possibilities to take advantage of market opportunities as they arise with respect to future funding needs. If access to these markets were to diminish or otherwise become restricted, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending.
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
On July 1, 2021, CMS Energy issued 9.2 million depositary shares, each representing 1/1,000th share of its Series C preferred stock, and received net proceeds of $224 million. For more information on this issuance of preferred stock, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Issuance of Preferred Stock.
At June 30, 2021, CMS Energy had $532 million of its revolving credit facility available and Consumers had $1.1 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2021, there were no commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ revolving credit facilities and commercial paper program, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.
In June 2021, CMS Energy entered into an agreement for EnerBank to merge with Regions Bank; in exchange, CMS Energy will receive a base purchase price of $960 million in cash, subject to certain adjustments. The merger is expected to close in the fourth quarter of 2021 and is dependent upon the receipt of required regulatory approvals, among other closing conditions. CMS Energy intends to use the proceeds from the merger to fund key initiatives in its core energy business related to safety, reliability, and its clean energy transformation. For information regarding EnerBank, see Notes to the Unaudited Consolidated Financial Statements—Note 13, Exit Activities and Discontinued Operations.
Certain of CMS Energy’s and Consumers’ credit agreements contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At June 30, 2021, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements. CMS Energy and Consumers were each in compliance with these covenants as of June 30, 2021, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to Capital[1]	< 0.70 to 1.0	0.57 to 1.0
Consumers
Debt to Capital[2]	< 0.65 to 1.0	0.47 to 1.0
1Applies to CMS Energy’s revolving credit agreement and term loan credit agreement. The debt to capital ratio, as defined by these credit agreements, excludes debt of EnerBank.
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
Off-Balance-Sheet Arrangements
CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Additionally, CMS Energy has entered into forward sales contracts to sell its common stock in order to invest in its utility and non-utility businesses; as of June 30, 2021, these contracts have an aggregate sales price of $57 million, maturing through 2022. For additional details on the companies’ indemnity and guarantee arrangements, see Notes to the Unaudited Consolidated Financial Statements—Note 2, Contingencies and Commitments—Guarantees. For additional details on letters of credit and CMS Energy’s forward sales contracts, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.

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
Consumers Electric Utility Outlook and Uncertainties
Clean Energy Plan: Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs. The Clean Energy Plan was originally outlined in Consumers’ 2018 IRP, which was approved by the MPSC in 2019. In June 2021, Consumers filed its 2021 IRP with the MPSC, proposing updates to the Clean Energy Plan. Under its 2021 IRP, Consumers proposes to eliminate the use of coal-fueled generation in 2025 and expects to meet 90 percent of its customers’ needs with clean energy sources by 2040.
Specifically, the 2021 IRP provides for a full transition away from coal-fueled generation by the end of 2025 and includes:
•the retirement of the D.E. Karn oil/gas-fueled and coal-fueled generating units, totaling 1,734 MW of nameplate capacity, in 2023
•the retirement of the J.H. Campbell coal-fueled generating units, totaling 1,407 MW of nameplate capacity, in 2025
To bridge the transition away from coal generation, the 2021 IRP proposes:
•the purchase of the New Covert Generating Facility, a natural gas-fueled generating unit with 1,176 MW of nameplate capacity in Van Buren County, Michigan, in 2023
•the purchase, in 2025, of the enterprises segment’s three natural gas-fueled generating units, totaling 1,001 MW of nameplate capacity:
◦the 770-MW DIG plant located in Dearborn, Michigan
◦a 156-MW peaking generating unit located in Gaylord, Michigan
◦a 75-MW peaking generating unit located in Comstock, Michigan
These investments will allow Consumers to continue providing controllable electricity to customers while expanding its investment in renewable energy. The 2021 IRP forecasts renewable energy capacity levels of 35 percent in 2025, 47 percent in 2030, and 63 percent in 2040, including the addition of nearly 8,000 MW of solar generation. Under its 2021 IRP, Consumers will continue to bid new capacity competitively. The updated plan proposes that Consumers will own and operate at least 50 percent of new capacity, with the remainder being built and owned by third parties.
Consumers’ Clean Energy Plan provides the foundation for its goal to achieve net-zero carbon emissions from its electric business by 2040. Under this net-zero goal, Consumers plans to eliminate the impact of carbon emissions created by the electricity it generates or purchases for customers.
Through its Clean Energy Plan, Consumers continues to make progress on expanding its customer programs, namely its demand response, energy efficiency, and conservation voltage reduction programs, as well as increasing its renewable energy and pumped storage generation.

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
As a result of the 2020 request for proposals, in May 2021, Consumers entered into a 20-year PPA under which it will purchase 30 MW of renewable capacity, energy, and RECs from a solar generating facility to be constructed in Manistee, Michigan. The facility is expected to be operational in 2022. This agreement is pending approval by the MPSC.
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
Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are seasonal and largely dependent on Michigan’s economy. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment. In addition, Consumers’ electric rates, which follow a seasonal rate design, are higher in the summer months than in the remaining months of the year. In June 2021, electric residential customers transitioned to a summer peak time-of-use rate that allows them to take advantage of lower-cost energy during off-peak times during the summer months. Thus, customers can reduce their electric bills by shifting their consumption from on‑peak to off‑peak times.

In response to the COVID‑19 pandemic, Michigan’s Governor and the Michigan Department of Health and Human Services have issued numerous orders throughout 2020 and 2021 restricting business, educational, and personal activities at varying levels. In June 2021, almost all restrictions were lifted and Consumers expects businesses and residents to begin resuming normal activities and for weather-normalized electric deliveries to stabilize.
Over the next five years, Consumers expects weather-normalized electric deliveries to remain stable relative to 2020. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in electric demand. Actual delivery levels will depend on:
•energy conservation measures and results of energy waste reduction programs
•weather fluctuations
•Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At June 30, 2021, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.9 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program.
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
2021 Electric Rate Case: In March 2021, Consumers filed an application with the MPSC seeking an annual rate increase of $225 million, based on a 10.5 percent authorized return on equity for the projected twelve-month period ending December 31, 2022. The filing requests authority to recover future investments associated with distribution system reliability, solar generation, environmental compliance, and enhanced technology. In July 2021, Consumers reduced its requested annual rate increase to $201 million. Presented in the following table are the components of the revised requested increase in revenue:

In Millions
Projected Twelve-Month Period Ending December 31	2022
Components of the requested rate increase
Investment in rate base	$115
Operating and maintenance costs	59
Cost of capital	53
Sales and other revenue	(26)
Total	$201
Depreciation Rate Case: In March 2021, Consumers filed a depreciation case related to its electric and common utility property. In this case, Consumers requested an increase in depreciation expense, and its recovery of that expense, of $43 million annually based on December 31, 2019 balances.
Retention Incentive Program: In 2019, Consumers announced a retention incentive program to ensure necessary staffing at the D.E. Karn generating complex through the anticipated retirement of the coal-fueled generating units. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2023 is estimated to be $35 million. In its order in Consumers’ 2020 electric rate case, the MPSC approved deferred accounting treatment for these costs. Consumers expects to recognize $8 million of retention benefit costs in 2021; this expense will be deferred as a regulatory asset. For additional details on this program, see Notes to the Unaudited Consolidated Financial Statements—Note 13, Exit Activities and Discontinued Operations. Within its 2021 IRP, Consumers proposes to retire the J.H. Campbell coal-fueled generating units. No retention incentive costs related to this retirement will be recognized unless Consumers’ 2021 IRP is approved by the MPSC.
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
CSAPR, which initially became effective in 2015, requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states. In 2016, the EPA finalized ozone season standards for CSAPR, which became effective in 2017. In October 2020, in response to a court-ordered remand due to litigation, the EPA proposed a revised CSAPR rule to reflect updated emission reductions from electric generating units in 12 states, including Michigan. The EPA finalized the rule in March 2021 and made provisions for program implementation in May 2021, with continued emission reductions through 2024. Consumers has evaluated its emission compliance strategy for existing units based on the proposed number of allowances allocated to Michigan for 2021 through 2024 and believes the impact of this rule should be minimal.
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
In 2015, the EPA lowered the NAAQS for ozone. The 2015 ozone NAAQS made it more difficult to construct or modify power plants and other emission sources in areas of the country that have not met the 2015 ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. None of Consumers’ fossil-fuel-fired generating units are located in these areas. However, seven counties in southeastern Michigan and three counties in western Michigan continue to be in ozone non-attainment status and thus may have their non-attainment designations increased from marginal to moderate. The State of Michigan has convened industry workgroups to seek implementation and control strategy ideas for statewide compliance of the 2015 ozone standard, which will need to be in place by early 2023. Consumers will continue to stay engaged in these workgroups to assess potential impacts to its generating assets.
In August 2020, the EPA proposed to retain the 2015 NAAQS for ozone without revision, and finalized this regulatory decision in December 2020. This regulation is expected to be reconsidered under the Biden administration. Consumers does not expect that any litigation involving NAAQS for ozone or any other criteria pollutant will have a material adverse impact on its generating assets.
Consumers’ strategy to comply with air quality regulations, including CSAPR, MATS, and NAAQS, as well as its legal obligations, involved the installation and operation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA and EGLE rulemakings, litigation, executive orders, treaties, and congressional action. This evaluation could result in:
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
In 2019, the EPA finalized the Affordable Clean Energy rule, which required individual states to evaluate coal‑fueled power plants for heat‑rate improvements that could increase overall plant efficiency. In January 2021, the D.C. Circuit Court of Appeals vacated and remanded this rule to the EPA; this decision has been appealed to the U.S. Supreme Court. Consumers cannot evaluate the potential impact of the remand until the EPA takes action and any appeals are resolved. It is anticipated that the EPA will propose a new regulation addressing greenhouse gas emissions from existing fossil-fueled electric generating units; however, Consumers cannot predict the form and extent of such potential regulation.
In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. While the U.S. withdrew from the Paris Agreement, it rejoined the Paris Agreement in 2021. In April 2021, the U.S. announced it is committing to a nationally determined contribution under the Paris Agreement. Nationally determined contributions are the efforts by each country to reduce national greenhouse gas emissions. The commitment made by the U.S. is to reduce greenhouse gas emissions by 50 to 52 percent from 2005 levels by 2030. In its 2021 IRP, pending MPSC approval, Consumers proposed a 60-percent reduction in its carbon emissions from 2005 levels by 2025. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events, as the nationally determined contribution is not binding without new Congressional legislation.
In September 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28-percent reduction below 2005 levels of greenhouse gas emissions by 2025. Consumers has already surpassed the 28-percent reduction milestone for its owned electric generation and previously announced a goal of achieving net-zero carbon emissions from its electric business by 2040. The order directs EGLE to develop and oversee an action plan for achieving these goals. In addition, the Governor established the Council on Climate Solutions, an advisory group of key stakeholders to be appointed by the Governor that will assist EGLE in implementing the plan. These goals are aspirational in nature and any changes in law or regulation to achieve these goals would need to be approved by Michigan Legislature or the relevant regulatory agency. The MPSC has requested comments from utilities and other stakeholders on how the Governor’s goal should be incorporated into future IRP filings. Consumers does not expect any adverse changes to its environmental strategy as a result of these events.
While Consumers cannot predict the outcome of changes in U.S. policy or of other legislative or regulatory initiatives involving the potential regulation of greenhouse gases, it intends to continue to move forward with its Clean Energy Plan, its present net-zero carbon reduction goal, and its emphasis on reliable and resilient supply. Consumers will continue to monitor regulatory and legislative activity and related litigation regarding greenhouse gas emissions standards that may affect electric generating units.
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
Consumers has aligned with EGLE on closure plans for all of its coal ash disposal sites, including those subject to the EPA’s 2015 CCR rule, and adjusted its recorded asset retirement obligation accordingly. Consumers has historically been authorized to recover in electric rates costs related to coal ash disposal sites.
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
In recent years, the EPA and the U.S. Army Corps of Engineers have proposed rules redefining the scope of federal jurisdiction under the Clean Water Act, and other changes to the Clean Water Act regulations.

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
Over the next five years, Consumers expects weather-normalized gas deliveries to remain stable relative to 2020. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in gas demand. Actual delivery levels will depend on:
•weather fluctuations
•use by power producers
•availability and development of renewable energy sources
•gas price changes
•Michigan’s economic conditions, including population trends and housing activity
•the price of competing energy sources or fuels
•energy efficiency and conservation impacts
Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For additional details on rate matters, see Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.
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
Air Quality: In 2015, the EPA lowered the NAAQS for ozone. The 2015 ozone NAAQS made it more difficult to construct or modify power plants and other emission sources in areas of the country that have not met the 2015 ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. Some of Consumers’ compressor stations are located in these areas. Seven counties in southeastern Michigan and three counties in western Michigan continue to be in ozone non-attainment status and thus may have their non-attainment designations increased from marginal to moderate. The State of Michigan has convened industry workgroups to seek implementation and control strategy ideas for statewide compliance of the 2015 ozone standard, which will need to be in place by early 2023. Consumers will continue to stay engaged in these workgroups to assess potential impacts to its compressor stations.
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
In September 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28-percent reduction below 2005 levels of greenhouse gas emissions by 2025. These new goals could impact Consumers’ gas business over the long term. Consumers is evaluating decarbonization options for its gas business including energy efficiency, renewable natural gas, and hydrogen. For additional details on the executive order, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. While the U.S. withdrew from the Paris Agreement, it rejoined the Paris Agreement in 2021. In April 2021, the U.S. announced it is committing to a nationally determined contribution under the Paris Agreement. Nationally determined contributions are the efforts by each country to reduce national greenhouse gas emissions. The commitment made by the U.S. is to reduce greenhouse gas emissions by 50 to 52 percent from 2005 levels by 2030. In its 2021 IRP, pending MPSC approval, Consumers proposed a 60-percent reduction in its carbon emissions from 2005 levels by 2025. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events, as the nationally determined contribution is not binding without new Congressional legislation.
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
Consumers Electric Utility and Gas Utility Outlook and Uncertainties
Energy Waste Reduction Plan: The 2016 Energy Law authorized incentives for demand response programs and energy efficiency programs, referring to the combined initiatives as energy waste reduction programs. The law also set a requirement to achieve annual reductions of 1.0 percent in customers’ electricity use through 2021 and 0.75 percent in customers’ natural gas use indefinitely and established a goal of 35 percent combined renewable energy and energy waste reduction by 2025. Consumers achieved 25 percent combined renewable energy and energy waste reduction through 2020.
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
In June 2021, DIG, CMS Generation Michigan Power, and CMS ERM entered into an agreement with Consumers to sell, for $515 million, subject to certain adjustments, the enterprises segment’s three natural gas-fueled generating units, totaling 1,001 MW of nameplate capacity:
•the 770-MW DIG plant located in Dearborn, Michigan
•a 156-MW peaking generating unit located in Gaylord, Michigan
•a 75-MW peaking generating unit located in Comstock, Michigan
The parties plan to close the sale, which is dependent upon regulatory approvals, in 2025.
The enterprises segment’s assets may be affected by environmental laws and regulations. The 2015 ozone NAAQS made it more difficult to construct or modify power plants and other emission sources in areas of the country that have not met the 2015 ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. The DIG plant is in one such area and, as a result, would be subject to additional permitting restrictions in the event of any future modifications. For additional details regarding the new ozone NAAQS, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
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
Other Outlook and Uncertainties
Discontinued Operations: In June 2021, CMS Energy entered into an agreement for EnerBank to merge with Regions Bank; in exchange, CMS Energy will receive a base purchase price of $960 million in cash, subject to certain adjustments. The merger is expected to close in the fourth quarter of 2021 and is dependent upon the receipt of required regulatory approvals, among other closing conditions. CMS Energy intends to use the proceeds from the merger to fund key initiatives in its core energy business related to safety, reliability, and its clean energy transformation. For information regarding EnerBank, see Notes to the Unaudited Consolidated Financial Statements—Note 13, Exit Activities and Discontinued Operations.
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

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2021	2020	2021	2020
Operating Revenue	$1,558	$1,382	$3,571	$3,184

Operating Expenses
Fuel for electric generation	116	63	254	166
Purchased and interchange power	391	362	768	719
Purchased power – related parties	17	14	35	32
Cost of gas sold	96	82	375	355
Maintenance and other operating expenses	355	316	666	604
Depreciation and amortization	244	222	582	537
General taxes	87	75	209	188
Total operating expenses	1,306	1,134	2,889	2,601

Operating Income	252	248	682	583

Other Income (Expense)
Interest income	1	1	2	2
Interest income – related parties	—	—	—	7
Allowance for equity funds used during construction	2	2	3	3
Income (loss) from equity method investees	2	(2)	4	1
Non-operating retirement benefits, net	40	30	81	61
Other income	5	2	6	2
Other expense	(2)	(1)	(4)	(5)
Total other income	48	32	92	71

Interest Charges
Interest on long-term debt	120	121	239	237
Interest expense – related parties	3	3	6	6
Other interest expense	2	3	5	6
Allowance for borrowed funds used during construction	—	—	(1)	(1)
Total interest charges	125	127	249	248

Income Before Income Taxes	175	153	525	406
Income Tax Expense	22	24	64	48

Income From Continuing Operations	153	129	461	358
Income From Discontinued Operations, Net of Tax of $7, $3, $16, and $6	18	8	52	22

Net Income	171	137	513	380
Income (Loss) Attributable to Noncontrolling Interests	(5)	1	(12)	1

Net Income Available to Common Stockholders	$176	$136	$525	$379

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2021	2020	2021	2020
Basic Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$0.55	$0.45	$1.64	$1.25
Income from discontinued operations per average common share available to common stockholders	0.06	0.03	0.18	0.08
Basic earnings per average common share	$0.61	$0.48	$1.82	$1.33

Diluted Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$0.55	$0.45	$1.64	$1.25
Income from discontinued operations per average common share available to common stockholders	0.06	0.03	0.18	0.08
Diluted earnings per average common share	$0.61	$0.48	$1.82	$1.33
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2021	2020	2021	2020
Net Income	$171	$137	$513	$380

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $1 for all periods	3	1	4	2
Amortization of prior service credit, net of tax of $— for all periods	(1)	(1)	(1)	(1)

Derivatives
Unrealized gain (loss) on derivative instruments, net of tax of $—, $—, $—, and $(1)	—	—	1	(4)
Reclassification adjustments included in net income, net of tax of $1, $—, $1, and $—	—	—	—	—

Other Comprehensive Income (Loss)	2	—	4	(3)

Comprehensive Income	173	137	517	377
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(5)	1	(12)	1

Comprehensive Income Attributable to CMS Energy	$178	$136	$529	$376
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2021	2020
Cash Flows from Operating Activities
Net income	$513	$380
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	582	537
Deferred income taxes and investment tax credits	75	95
Other non‑cash operating activities and reconciling adjustments	(29)	(5)
Pension contributions	—	(531)
Net cash provided by (used in) discontinued operations	(23)	22
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	101	132
Inventories	36	99
Accounts payable and accrued rate refunds	—	17
Other current assets and liabilities	78	13
Other non‑current assets and liabilities	34	37
Net cash provided by operating activities	1,367	796

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(878)	(944)
Net cash provided by (used in) discontinued operations	90	(167)
Cost to retire property and other investing activities	(63)	(57)
Net cash used in investing activities	(851)	(1,168)

Cash Flows from Financing Activities
Proceeds from issuance of debt	—	2,353
Retirement of debt	(18)	(392)
Decrease in notes payable	—	(90)
Issuance of common stock, net of issuance costs	20	104
Payment of dividends on common and preferred stock	(253)	(234)
Net cash provided by (used in) discontinued operations	(138)	132
Other financing costs	(20)	(54)
Net cash provided by (used in) financing activities	(409)	1,819

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	107	1,447
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	185	157

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$292	$1,604

Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$138	$167
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2021	December 31 2020
Current Assets
Cash and cash equivalents	$153	$32
Restricted cash and cash equivalents	18	17
Accounts receivable and accrued revenue, less allowance of $27 in 2021 and $29 in 2020	745	853
Accounts receivable – related parties	16	19
Inventories at average cost
Gas in underground storage	318	353
Materials and supplies	172	155
Generating plant fuel stock	49	68
Deferred property taxes	243	332
Regulatory assets	21	42
Assets held for sale	448	429
Prepayments and other current assets	139	104
Total current assets	2,322	2,404

Plant, Property, and Equipment
Plant, property, and equipment, gross	29,027	27,870
Less accumulated depreciation and amortization	8,326	7,938
Plant, property, and equipment, net	20,701	19,932
Construction work in progress	832	1,085
Total plant, property, and equipment	21,533	21,017

Other Non‑current Assets
Regulatory assets	2,606	2,653
Accounts receivable	18	19
Investments	71	70
Assets held for sale	2,584	2,680
Other	819	823
Total other non‑current assets	6,098	6,245

Total Assets	$29,953	$29,666

LIABILITIES AND EQUITY
In Millions
	June 30 2021	December 31 2020
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$589	$591
Accounts payable	659	661
Accounts payable – related parties	7	7
Accrued rate refunds	21	20
Accrued interest	103	104
Accrued taxes	357	454
Regulatory liabilities	214	151
Liabilities held for sale	990	953
Other current liabilities	174	133
Total current liabilities	3,114	3,074

Non‑current Liabilities
Long-term debt	11,728	11,744
Non-current portion of finance leases and other financing	50	56
Regulatory liabilities	3,761	3,744
Postretirement benefits	149	152
Asset retirement obligations	607	553
Deferred investment tax credit	113	115
Deferred income taxes	1,966	1,863
Liabilities held for sale	1,717	1,894
Other non‑current liabilities	382	394
Total non‑current liabilities	20,473	20,515

Commitments and Contingencies (Notes 1, 2, and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 289.7 shares in 2021 and 288.9 shares in 2020	3	3
Other paid-in capital	5,389	5,365
Accumulated other comprehensive loss	(82)	(86)
Retained earnings	487	214
Total common stockholders’ equity	5,797	5,496
Noncontrolling interests	569	581
Total equity	6,366	6,077

Total Liabilities and Equity	$29,953	$29,666
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2021	2020	2021	2020
Total Equity at Beginning of Period	$6,302	$5,222	$6,077	$5,055

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	5,371	5,207	5,365	5,113
Common stock issued	18	11	33	117
Common stock repurchased	—	(1)	(9)	(13)
At end of period	5,389	5,217	5,389	5,217

Accumulated Other Comprehensive Loss
At beginning of period	(84)	(76)	(86)	(73)
Retirement benefits liability
At beginning of period	(79)	(68)	(80)	(69)
Amortization of net actuarial loss	3	1	4	2
Amortization of prior service credit	(1)	(1)	(1)	(1)
At end of period	(77)	(68)	(77)	(68)

Derivative instruments
At beginning of period	(5)	(8)	(6)	(4)
Unrealized gain (loss) on derivative instruments	—	—	1	(4)
At end of period	(5)	(8)	(5)	(8)

At end of period	(82)	(76)	(82)	(76)

Retained Earnings
At beginning of period	437	51	214	(25)
Cumulative effect of change in accounting principle	—	—	—	(51)
Net income attributable to CMS Energy	176	136	525	379
Dividends declared on common stock	(126)	(117)	(252)	(233)
At end of period	487	70	487	70

Noncontrolling Interests
At beginning of period	575	37	581	37
Contribution from noncontrolling interest	—	—	1	—
Income (loss) attributable to noncontrolling interests	(5)	1	(12)	1
Distributions and other changes in noncontrolling interests	(1)	(1)	(1)	(1)
At end of period	569	37	569	37

Total Equity at End of Period	$6,366	$5,251	$6,366	$5,251

Dividends declared per common share	$0.4350	$0.4075	$0.8700	$0.8150
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2021	2020	2021	2020
Operating Revenue	$1,493	$1,330	$3,430	$3,074

Operating Expenses
Fuel for electric generation	87	43	193	122
Purchased and interchange power	383	354	750	701
Purchased power – related parties	17	14	35	32
Cost of gas sold	94	80	372	350
Maintenance and other operating expenses	339	302	631	580
Depreciation and amortization	234	218	563	530
General taxes	82	73	200	184
Total operating expenses	1,236	1,084	2,744	2,499

Operating Income	257	246	686	575

Other Income (Expense)
Interest income	—	1	1	2
Interest and dividend income – related parties	2	1	3	2
Allowance for equity funds used during construction	2	2	3	3
Non-operating retirement benefits, net	38	28	76	57
Other income	5	2	6	2
Other expense	(2)	(2)	(4)	(5)
Total other income	45	32	85	61

Interest Charges
Interest on long-term debt	73	77	146	151
Interest expense – related parties	3	3	6	6
Other interest expense	2	2	4	5
Allowance for borrowed funds used during construction	—	—	(1)	(1)
Total interest charges	78	82	155	161

Income Before Income Taxes	224	196	616	475
Income Tax Expense	34	36	90	80

Net Income	190	160	526	395
Preferred Stock Dividends	1	1	1	1

Net Income Available to Common Stockholder	$189	$159	$525	$394
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2021	2020	2021	2020
Net Income	$190	$160	$526	$395

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $—, $—, $—, and $1	1	—	1	—

Other Comprehensive Income	1	—	1	—

Comprehensive Income	$191	$160	$527	$395
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2021	2020
Cash Flows from Operating Activities
Net income	$526	$395
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	563	530
Deferred income taxes and investment tax credits	89	67
Other non‑cash operating activities and reconciling adjustments	(26)	(4)
Pension contributions	—	(518)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	104	158
Inventories	35	99
Accounts payable and accrued rate refunds	—	18
Other current assets and liabilities	76	4
Other non-current assets and liabilities	33	32
Net cash provided by operating activities	1,400	781

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(873)	(936)
Cost to retire property and other investing activities	(57)	(57)
Net cash used in investing activities	(930)	(993)

Cash Flows from Financing Activities
Proceeds from issuance of debt	—	1,528
Retirement of debt	(13)	(363)
Decrease in notes payable	—	(90)
Decrease in notes payable – related parties	(307)	—
Stockholder contribution	275	650
Payment of dividends on common and preferred stock	(381)	(277)
Other financing costs	(11)	(35)
Net cash provided by (used in) financing activities	(437)	1,413

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	33	1,201
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	35	28

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$68	$1,229

Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$134	$157
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2021	December 31 2020
Current Assets
Cash and cash equivalents	$52	$20
Restricted cash and cash equivalents	16	15
Accounts receivable and accrued revenue, less allowance of $27 in 2021 and $29 in 2020	718	828
Accounts and notes receivable – related parties	11	18
Inventories at average cost
Gas in underground storage	318	353
Materials and supplies	166	149
Generating plant fuel stock	49	67
Deferred property taxes	243	332
Regulatory assets	21	42
Prepayments and other current assets	125	68
Total current assets	1,719	1,892

Plant, Property, and Equipment
Plant, property, and equipment, gross	27,910	26,757
Less accumulated depreciation and amortization	8,214	7,844
Plant, property, and equipment, net	19,696	18,913
Construction work in progress	791	1,058
Total plant, property, and equipment	20,487	19,971

Other Non-current Assets
Regulatory assets	2,606	2,653
Accounts receivable	24	25
Accounts and notes receivable – related parties	104	105
Other	740	753
Total other non-current assets	3,474	3,536

Total Assets	$25,680	$25,399

LIABILITIES AND EQUITY
In Millions
	June 30 2021	December 31 2020
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$381	$384
Notes payable – related parties	—	307
Accounts payable	630	636
Accounts payable – related parties	13	7
Accrued rate refunds	21	20
Accrued interest	72	72
Accrued taxes	369	458
Regulatory liabilities	214	151
Other current liabilities	122	104
Total current liabilities	1,822	2,139

Non-current Liabilities
Long-term debt	7,730	7,742
Non-current portion of finance leases and other financing	50	56
Regulatory liabilities	3,761	3,744
Postretirement benefits	110	112
Asset retirement obligations	584	530
Deferred investment tax credit	113	115
Deferred income taxes	2,213	2,094
Other non-current liabilities	320	311
Total non-current liabilities	14,881	14,704

Commitments and Contingencies (Notes 1 and 2)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	6,299	6,024
Accumulated other comprehensive loss	(35)	(36)
Retained earnings	1,835	1,690
Total common stockholder’s equity	8,940	8,519
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	8,977	8,556

Total Liabilities and Equity	$25,680	$25,399
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2021	2020	2021	2020
Total Equity at Beginning of Period	$8,766	$8,103	$8,556	$7,737

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	6,174	5,724	6,024	5,374
Stockholder contribution	125	300	275	650
At end of period	6,299	6,024	6,299	6,024

Accumulated Other Comprehensive Loss
At beginning of period	(36)	(28)	(36)	(28)
Retirement benefits liability
At beginning of period	(36)	(28)	(36)	(28)
Amortization of net actuarial loss	1	—	1	—
At end of period	(35)	(28)	(35)	(28)
At end of period	(35)	(28)	(35)	(28)

Retained Earnings
At beginning of period	1,750	1,529	1,690	1,513
Net income	190	160	526	395
Dividends declared on common stock	(104)	(57)	(380)	(276)
Dividends declared on preferred stock	(1)	(1)	(1)	(1)
At end of period	1,835	1,631	1,835	1,631

Cumulative Preferred Stock
At beginning and end of period	37	37	37	37

Total Equity at End of Period	$8,977	$8,505	$8,977	$8,505
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consumers Energy Company
Notes to the Unaudited Consolidated Financial Statements
These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP. CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the present period. The most significant of these reclassifications is related to CMS Energy’s agreement for EnerBank to merge with Regions Bank. The assets and liabilities of EnerBank are now presented as held for sale on CMS Energy’s consolidated balance sheets at June 30, 2021 and December 31, 2020. Additionally, EnerBank’s results of operations are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the three and six months ended June 30, 2021 and 2020. For information regarding the pending merger of EnerBank, see Note 13, Exit Activities and Discontinued Operations.
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
Electric Rate Case: In June 2021, the MPSC Staff filed testimony in the general electric rate case that Consumers filed in March 2021. In its testimony, the MPSC Staff recommended the disallowance of cost recovery for certain categories of recently completed capital expenditures incurred by Consumers. At June 30, 2021, Consumers had incurred $39 million of such expenditures. A material disallowance of incurred capital costs could negatively affect CMS Energy’s and Consumers’ results of operations. Consumers cannot predict the outcome of this proceeding.
Reserve for Customer Refunds: In December 2020, the MPSC issued an order authorizing Consumers to refund $28 million voluntarily to utility customers. In May 2021, the MPSC approved a filing submitted by Consumers that proposed the refund take the form of incremental spending in 2021 above amounts included in rates on various programs, including electric service restoration and gas and electric technology expenses. If Consumers does not achieve the incremental spending, the remaining balance will be provided to electric or gas utility customers through a bill credit. Consumers had recorded a current regulatory liability of $23 million at June 30, 2021 and $28 million at December 31, 2020 related to this voluntary refund.
Voluntary Transmission Asset Sale Gain Share: In October 2020, Consumers completed a sale of the electric utility’s remaining transmission equipment to METC. In December 2020, Consumers filed an application with the MPSC requesting approval to share voluntarily half of the gain from the sale with electric utility customers; this application was approved by the MPSC in February 2021. Consumers will share the gain through incremental service restoration spending in 2021 above amounts included in rates or through a bill credit to electric utility customers in 2022. As a result, the $14 million gain to be shared with customers was recorded on Consumers’ consolidated balance sheets as a current regulatory liability at June 30, 2021 and December 31, 2020.
Energy Waste Reduction Plan Incentive: Consumers filed its 2020 energy waste reduction reconciliation in May 2021, requesting the MPSC’s approval to collect from customers the maximum performance incentive of $42 million for exceeding statutory savings targets in 2020. Consumers recognized incentive revenue under this program of $42 million in 2020.
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
At June 30, 2021, CMS Energy had a recorded liability of $44 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $55 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2021 and in each of the next five years:

In Millions
	2021	2022	2023	2024	2025	2026
CMS Energy
Long-term leachate disposal and operating and maintenance costs	$2	$4	$4	$4	$4	$4
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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $3 million and $4 million. At June 30, 2021, Consumers had a recorded liability of $3 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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

Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At June 30, 2021, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
Plant Purchase Commitment: In conjunction with its 2021 IRP, Consumers executed agreements to purchase:
•the New Covert Generating Facility, a natural gas-fueled generating unit with 1,176 MW of nameplate capacity in Van Buren County, Michigan, for $810 million, subject to certain adjustments, in 2023
•the enterprises segment’s three natural gas-fueled generating units, totaling 1,001 MW of nameplate capacity, for $515 million, subject to certain adjustments, in 2025
These agreements are subject to the approval of the MPSC and FERC and the New Covert Generating Facility agreement is subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
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
At June 30, 2021, Consumers had a recorded liability of $56 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is

$61 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2021 and in each of the next five years:

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
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At June 30, 2021, Consumers had a regulatory asset of $115 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At June 30, 2021, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
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
In September 2020, the MPSC disallowed the recovery of $7 million in incremental gas purchases related to the fire. In January 2021, the MPSC denied Consumers’ petition for a rehearing challenging this disallowance. In February 2021, Consumers filed an appeal of the MPSC’s denial with the Michigan Court of Appeals. Consumers could also be subject to disallowances of costs associated with the repair and modification of the Ray Compressor Station. At June 30, 2021, Consumers had incurred capital expenditures of $17 million to restore and modify the compressor station.
As of June 30, 2021, Consumers had recorded an insurance recovery of $10 million related to the compressor station; of this amount, $7 million represented recovery of the costs to repair the station and $3 million represented recovery of incremental gas purchases related to the fire. Consumers recognized $4 million of the insurance recovery as a reduction to plant, property, and equipment, $3 million as a reduction of maintenance and other operating expenses, and $3 million as operating revenue.

At this time, Consumers cannot predict the outcome of these matters or other gas-related incidents and a reasonable estimate of a total loss cannot be made, but they could have a material adverse effect on CMS Energy’s and Consumers’ results of operations, financial condition, or liquidity, and could subject Consumers’ gas utility to increased regulatory scrutiny.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at June 30, 2021:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from purchase of VIE[1]	September 2020	indefinite	$331	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	153	2
Guarantee[3]	July 2011	indefinite	30	—
Consumers
Guarantee[3]	July 2011	indefinite	$30	$—
1In conjunction with the purchase of its interest in Aviator Wind Equity Holdings, CMS Enterprises assumed certain indemnity obligations that protect the associated tax equity investor against losses incurred as a result of breaches of representations and warranties provided by Aviator Wind Equity Holdings and its subsidiaries. These obligations are generally capped at an amount equal to the tax equity investor’s capital contributions plus a specified return, less any distributions and tax benefits it receives, in connection with its membership interest in Aviator Wind. CMS Enterprises would recover 49 percent of any amounts paid to the tax equity investor from the other owner of Aviator Wind Equity Holdings. Additionally, Aviator Wind holds insurance coverage that would partially protect against losses incurred as a result of certain failures to qualify for production tax credits. For further details on CMS Enterprises’ ownership interest in Aviator Wind Equity Holdings, see Note 12, Variable Interest Entities.
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
Additionally, in the normal course of business, CMS Energy, Consumers, and certain other subsidiaries of CMS Energy have entered into various agreements containing tax and other indemnity provisions for which they are unable to estimate the maximum potential obligation. At June 30, 2021, the carrying value of these indemnity obligations was $1 million. CMS Energy and Consumers consider the likelihood that they would be required to perform or incur substantial losses related to these indemnities to be remote.
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
3:    Financings and Capitalization
Credit Facilities: The following credit facilities with banks were available at June 30, 2021:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2024	$550	$—	$18	$532
CMS Enterprises, including subsidiaries
September 25, 2025[1]	$39	$—	$39	$—
September 30, 2025[2]	18	—	8	10
Consumers[3]
June 5, 2024	$850	$—	$12	$838
November 19, 2022	250	—	1	249
April 18, 2022	30	—	30	—
1This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding Aviator Wind Equity Holdings, see Note 12, Variable Interest Entities.
2Under this facility, $8 million is available solely for the purpose of issuing letters of credit. Obligations under this facility are secured by the collateral accounts with the lending bank.
3Obligations under these facilities are secured by first mortgage bonds of Consumers.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2021, there were no commercial paper notes outstanding under this program.
In December 2020, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $350 million at an interest rate of one month LIBOR minus 0.100 percent. At June 30, 2021, there were no outstanding loans under the agreement.
Dividend Restrictions: At June 30, 2021, payment of dividends by CMS Energy on its common stock was limited to $5.8 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at June 30, 2021, Consumers had $1.8 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the six months ended June 30, 2021, Consumers paid $380 million in dividends on its common stock to CMS Energy.
Issuance of Common Stock: In 2020, CMS Energy entered into an equity offering program under which it may sell, from time to time, shares of CMS Energy common stock. Under the program, CMS Energy may sell its common stock in privately negotiated transactions, in “at the market” offerings, through forward sales transactions, or otherwise.
CMS Energy may sell shares of its common stock having an aggregate sales price of up to $500 million. Presented in the following table are details of CMS Energy’s forward sales contracts under this program at June 30, 2021:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	June 30, 2021
September 15, 2020	June 30, 2022	846,759	$61.04	$59.51
December 22, 2020	June 22, 2022	115,595	61.81	60.80
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
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle the contracts as of June 30, 2021, CMS Energy would not have been required to deliver shares.
Issuance of Preferred Stock: On July 1, 2021, CMS Energy issued 9.2 million depositary shares, each representing 1/1,000th share of its Series C preferred stock, at a price of $25.00 per depositary share. The transaction resulted in net proceeds of $224 million, which will be used for general corporate purposes. Dividends on the preferred stock accumulate at an annual rate of 4.200 percent and are payable quarterly, commencing on October 15, 2021.
The Series C preferred stock has no maturity or mandatory redemption date and is not redeemable at the option of the holders. CMS Energy may, at its option, redeem the Series C preferred stock, in whole or in part, at a price equal to $25,000 per share (equivalent to $25.00 per depositary share), plus accumulated and unpaid dividends, at any time on or after July 15, 2026. The Series C preferred stock ranks senior to CMS Energy’s common stock with respect to dividend rights and distribution rights upon liquidation.

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

In Millions
	CMS Energy, including Consumers		Consumers
	June 30 2021	December 31 2020	June 30 2021	December 31 2020
Assets[1]
Restricted cash equivalents	$18	$17	$16	$15
Nonqualified deferred compensation plan assets	25	23	19	18
Derivative instruments	3	1	3	1
Total assets	$46	$41	$38	$34
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$25	$23	$19	$18
Derivative instruments	10	11	1	—
Total liabilities	$35	$34	$20	$18
1All assets and liabilities were classified as Level 1 with the exception of derivative contracts, which were classified as Level 2 or Level 3.
Restricted Cash Equivalents: Restricted cash equivalents consist of money market funds with daily liquidity. For further details, see Note 10, Cash and Cash Equivalents.
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
The derivatives classified as Level 2 are interest rate swaps at CMS Energy, which are valued using market-based inputs. CMS Energy uses interest rate swaps to manage its interest rate risk on certain long‑term debt obligations.
A subsidiary of CMS Enterprises uses floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with future interest payments on certain long‑term variable-rate debt. The interest rate swaps are accounted for as cash flow hedges of the future variability of interest payments on debt with a notional amount of $81 million at June 30, 2021 and $85 million at December 31, 2020. Gains or losses on these swaps are initially reported in other comprehensive income (loss) and then, as interest payments are made on the hedged debt, are recognized in earnings within interest on long-term debt on CMS Energy’s consolidated statements of income. CMS Energy recorded gains (losses) in other comprehensive income (loss) of $1 million for the six months ended June 30, 2021 and $(5) million for the six months ended June 30, 2020. There were no material impacts on interest on long-term debt associated with these swaps during the periods presented. The fair value of these swaps recorded in other liabilities on CMS Energy’s consolidated balance sheets totaled $7 million at June 30, 2021 and $9 million at December 31, 2020. CMS Energy also has other interest rate swaps that economically hedge interest rate risk on debt, but that do not qualify for cash flow hedge accounting; the amounts associated with these swaps were not material for the periods presented.
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

In Millions
	June 30, 2021					December 31, 2020
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$15	$15	$—	$—	$15	$17	$17	$—	$—	$17
Liabilities
Long-term debt[2]	12,300	13,923	1,220	10,706	1,997	12,315	14,601	1,249	11,267	2,085
Long-term payables[3]	30	32	—	—	32	33	35	—	—	35
Consumers
Assets
Long-term receivables[1]	$15	$15	$—	$—	$15	$17	$17	$—	$—	$17
Notes receivable – related party[4]	105	105	—	—	105	107	107	—	—	107
Liabilities
Long-term debt[5]	8,094	9,234	—	7,237	1,997	8,106	9,801	—	7,716	2,085
1Includes current portion of long-term accounts receivable of $10 million at June 30, 2021 and $12 million at December 31, 2020.
2Includes current portion of long-term debt of $572 million at June 30, 2021 and $571 million at December 31, 2020.
3Includes current portion of long-term payables of $22 million at June 30, 2021 and $6 million at December 31, 2020.
4Includes current portion of notes receivable – related party of $7 million at June 30, 2021 and December 31, 2020.
5Includes current portion of long-term debt of $364 million at June 30, 2021 and December 31, 2020.

6:    Retirement Benefits
CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
June 30	2021	2020	2021	2020	2021	2020	2021	2020
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$13	$13	$27	$25	$5	$4	$9	$8
Interest cost	15	20	30	41	5	9	11	17
Expected return on plan assets	(52)	(48)	(104)	(96)	(27)	(25)	(54)	(50)
Amortization of:
Net loss	26	22	51	44	2	3	4	7
Prior service cost (credit)	1	1	2	1	(13)	(14)	(26)	(28)
Settlement loss	2	—	3	—	—	—	—	—
Net periodic cost (credit)	$5	$8	$9	$15	$(28)	$(23)	$(56)	$(46)
Consumers
Net periodic cost (credit)
Service cost	$13	$12	$26	$24	$5	$4	$9	$8
Interest cost	14	19	28	39	5	8	11	16
Expected return on plan assets	(49)	(46)	(98)	(91)	(26)	(24)	(51)	(47)
Amortization of:
Net loss	24	21	49	42	2	3	4	7
Prior service cost (credit)	1	1	2	1	(13)	(13)	(26)	(27)
Settlement loss	2	—	3	—	—	—	—	—
Net periodic cost (credit)	$5	$7	$10	$15	$(27)	$(22)	$(53)	$(43)

7:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Six Months Ended June 30	2021	2020
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.4	4.7
TCJA excess deferred taxes[1]	(5.9)	(4.3)
Production tax credits	(5.1)	(3.1)
Accelerated flow-through of regulatory tax benefits[2]	(3.3)	(1.6)
Research and development tax credits, net[3]	(0.3)	(2.3)
Refund of alternative minimum tax sequestration[4]	—	(2.3)
Other, net	0.4	(0.3)
Effective tax rate	12.2%	11.8%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.2	5.0
TCJA excess deferred taxes[1]	(4.9)	(3.6)
Production tax credits	(3.2)	(1.6)
Accelerated flow-through of regulatory tax benefits[2]	(3.0)	(1.6)
Research and development tax credits, net[3]	(0.2)	(1.9)
Other, net	(0.3)	(0.5)
Effective tax rate	14.6%	16.8%
1In September 2020, the MPSC authorized Consumers to accelerate the amortization of a regulatory liability associated with unprotected, non‑property-related excess deferred income taxes resulting from the TCJA. The regulatory liability, which was previously scheduled to be amortized through 2029, will now be fully amortized by the end of 2022.
2In September 2020, the MPSC authorized Consumers to accelerate the amortization of income tax benefits associated with the cost to remove gas plant assets. These tax benefits, which were previously scheduled to be amortized through 2025, will now be fully amortized by the end of 2022.
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

8:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2021	2020	2021	2020
Income available to common stockholders
Income from continuing operations	$153	$129	$461	$358
Less income (loss) attributable to noncontrolling interests	(5)	1	(12)	1
Income from continuing operations available to common stockholders – basic and diluted	$158	$128	$473	$357
Average common shares outstanding
Weighted-average shares – basic	289.0	285.5	288.8	284.4
Add dilutive nonvested stock awards	0.4	0.6	0.5	0.7
Add dilutive forward equity sale contracts	—	0.4	—	0.7
Weighted-average shares – diluted	289.4	286.5	289.3	285.8
Income from continuing operations per average common share available to common stockholders
Basic	$0.55	$0.45	$1.64	$1.25
Diluted	0.55	0.45	1.64	1.25
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

9:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended June 30, 2021	Electric Utility	Gas Utility	Enterprises[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,158	$332	$—	$1,490
Other	—	—	25	25
Revenue recognized from contracts with customers	$1,158	$332	$25	$1,515
Leasing income	—	—	40	40
Financing income	2	1	—	3
Total operating revenue – CMS Energy	$1,160	$333	$65	$1,558
Consumers
Consumers utility revenue
Residential	$561	$220		$781
Commercial	390	59		449
Industrial	153	8		161
Other	54	45		99
Revenue recognized from contracts with customers	$1,158	$332		$1,490
Financing income	2	1		3
Total operating revenue – Consumers	$1,160	$333		$1,493
1Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $26 million for the three months ended June 30, 2021.

In Millions
Three Months Ended June 30, 2020	Electric Utility	Gas Utility	Enterprises[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,020	$306	$—	$1,326
Other	—	—	17	17
Revenue recognized from contracts with customers	$1,020	$306	$17	$1,343
Leasing income	—	—	35	35
Financing income	2	2	—	4
Total operating revenue – CMS Energy	$1,022	$308	$52	$1,382
Consumers
Consumers utility revenue
Residential	$507	$206		$713
Commercial	341	51		392
Industrial	126	7		133
Other	46	42		88
Revenue recognized from contracts with customers	$1,020	$306		$1,326
Financing income	2	2		4
Total operating revenue – Consumers	$1,022	$308		$1,330
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

In Millions
Six Months Ended June 30, 2021	Electric Utility	Gas Utility	Enterprises[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$2,289	$1,133	$—	$3,422
Other	—	—	55	55
Revenue recognized from contracts with customers	$2,289	$1,133	$55	$3,477
Leasing income	—	—	86	86
Financing income	5	3	—	8
Total operating revenue – CMS Energy	$2,294	$1,136	$141	$3,571
Consumers
Consumers utility revenue
Residential	$1,129	$774		$1,903
Commercial	735	222		957
Industrial	291	31		322
Other	134	106		240
Revenue recognized from contracts with customers	$2,289	$1,133		$3,422
Financing income	5	3		8
Total operating revenue – Consumers	$2,294	$1,136		$3,430
1Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $59 million for the six months ended June 30, 2021.

In Millions
Six Months Ended June 30, 2020	Electric Utility	Gas Utility	Enterprises[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$2,045	$1,020	$—	$3,065
Other	—	—	36	36
Revenue recognized from contracts with customers	$2,045	$1,020	$36	$3,101
Leasing income	—	—	74	74
Financing income	5	4	—	9
Total operating revenue – CMS Energy	$2,050	$1,024	$110	$3,184
Consumers
Consumers utility revenue
Residential	$988	$699		$1,687
Commercial	680	200		880
Industrial	266	27		293
Other	111	94		205
Revenue recognized from contracts with customers	$2,045	$1,020		$3,065
Financing income	5	4		9
Total operating revenue – Consumers	$2,050	$1,024		$3,074
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
Accounts Receivable and Unbilled Revenues: Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost less an allowance for uncollectible accounts. The allowance is increased for uncollectible accounts expense and decreased for account write-offs net of recoveries. CMS Energy and Consumers establish the allowance based on historical losses, management’s assessment of existing economic conditions, customer payment trends, and reasonable and supported forecast information. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past-due terms established with customers. Accounts are written off when deemed uncollectible, which is generally when they become six months past due. CMS Energy and Consumers recorded uncollectible accounts expense of $5 million for the three months ended June 30, 2021 and $8 million for the three months ended June 30, 2020. CMS Energy and Consumers recorded uncollectible accounts expense of $11 million for the six months ended June 30, 2021 and $13 million for the six months ended June 30, 2020.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $361 million at June 30, 2021 and $437 million at December 31, 2020.
10:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
	June 30, 2021	December 31, 2020
CMS Energy, including Consumers
Cash and cash equivalents	$153	$32
Restricted cash and cash equivalents	18	17
Current assets held for sale	121	136
Cash and cash equivalents, including restricted amounts	$292	$185
Consumers
Cash and cash equivalents	$52	$20
Restricted cash and cash equivalents	16	15
Cash and cash equivalents, including restricted amounts	$68	$35

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
Current Assets Held for Sale: In June 2021, CMS Energy entered into an agreement for EnerBank to merge with Regions Bank. As a result, EnerBank’s cash and cash equivalents are presented as assets held for sale on CMS Energy’s consolidated balance sheets at June 30, 2021 and December 31, 2020. For information regarding the pending merger of EnerBank, see Note 13, Exit Activities and Discontinued Operations.
11:    Reportable Segments
Reportable segments consist of business units defined by the products and services they offer. CMS Energy and Consumers evaluate the performance of each segment based on its contribution to net income available to CMS Energy’s common stockholders.
CMS Energy
The segments reported for CMS Energy are:
•electric utility, consisting of regulated activities associated with the generation, purchase, distribution, and sale of electricity in Michigan
•gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
•enterprises, consisting of various subsidiaries engaging in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production
In June 2021, CMS Energy entered into an agreement for EnerBank to merge with Regions Bank. As a result, EnerBank is not included in the composition of CMS Energy’s reportable segments. EnerBank’s results of operations are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the three and six months ended June 30, 2021 and 2020. The assets and liabilities of EnerBank are presented as held for sale on CMS Energy’s consolidated balance sheets at June 30, 2021 and December 31, 2020. For information regarding the pending merger of EnerBank, see Note 13, Exit Activities and Discontinued Operations.
CMS Energy presents corporate interest and other expenses, discontinued operations, and Consumers’ other consolidated entities within other reconciling items. Beginning in 2021, CMS Land, which holds the environmental remediation obligations at Bay Harbor, will be included within other reconciling items rather than within the enterprises segment. This change was not material and was made to align segment reporting with the legal organization and internal reporting of CMS Energy.

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
Presented in the following tables is financial information by segment:

In Millions
	Three Months Ended		Six Months Ended
June 30	2021	2020	2021	2020
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,160	$1,022	$2,294	$2,050
Gas utility	333	308	1,136	1,024
Enterprises	65	52	141	110
Total operating revenue – CMS Energy	$1,558	$1,382	$3,571	$3,184
Consumers
Operating revenue
Electric utility	$1,160	$1,022	$2,294	$2,050
Gas utility	333	308	1,136	1,024
Total operating revenue – Consumers	$1,493	$1,330	$3,430	$3,074
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$154	$119	$309	$237
Gas utility	36	41	217	158
Enterprises	5	1	19	21
Other reconciling items	(19)	(25)	(20)	(37)
Total net income available to common stockholders – CMS Energy	$176	$136	$525	$379
Consumers
Net income (loss) available to common stockholder
Electric utility	$154	$119	$309	$237
Gas utility	36	41	217	158
Other reconciling items	(1)	(1)	(1)	(1)
Total net income available to common stockholder – Consumers	$189	$159	$525	$394

In Millions
	June 30, 2021	December 31, 2020
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$17,816	$17,155
Gas utility[1]	10,072	9,581
Enterprises	1,117	1,113
Other reconciling items	22	21
Total plant, property, and equipment, gross – CMS Energy	$29,027	$27,870
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$17,816	$17,155
Gas utility[1]	10,072	9,581
Other reconciling items	22	21
Total plant, property, and equipment, gross – Consumers	$27,910	$26,757
CMS Energy, including Consumers
Total assets
Electric utility[1]	$16,078	$15,829
Gas utility[1]	9,470	9,429
Enterprises	1,266	1,276
Other reconciling items	3,139	3,132
Total assets – CMS Energy	$29,953	$29,666
Consumers
Total assets
Electric utility[1]	$16,141	$15,893
Gas utility[1]	9,518	9,477
Other reconciling items	21	29
Total assets – Consumers	$25,680	$25,399
1Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.
12:    Variable Interest Entities
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
Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
	June 30, 2021	December 31, 2020
Current
Cash and cash equivalents	$12	$7
Accounts receivable	7	5
Prepayments and other current assets	1	1
Non-current
Plant, property, and equipment, net	680	692
Total assets[1]	$700	$705
Current
Accounts payable	$10	$3
Non-current
Asset retirement obligations	20	19
Total liabilities	$30	$22
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
CMS Energy’s investment in these partnerships is included in investments on its consolidated balance sheets in the amount of $71 million at June 30, 2021 and $70 million at December 31, 2020.
13:    Exit Activities and Discontinued Operations
Exit Activities: Under its Clean Energy Plan, Consumers plans to retire the D.E. Karn coal-fueled electric generating units in 2023. In 2019, Consumers announced a retention incentive program to ensure necessary staffing at the D.E. Karn generating complex through the anticipated retirement of the coal-fueled generating units. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2023 is estimated to be $35 million. In its order in Consumers’ 2020 electric rate case, the MPSC approved deferred accounting treatment for these costs; Consumers began deferring these costs as a regulatory asset in 2021. Within its 2021 IRP, Consumers proposes to retire the J.H. Campbell coal-fueled generating units. No retention incentive costs related to this retirement will be recognized unless Consumers’ 2021 IRP is approved by the MPSC.
As of June 30, 2021, the cumulative cost incurred and charged to expense related to the D.E. Karn retention incentive program was $16 million. Additionally, an amount of $3 million has been capitalized as a cost of plant, property, and equipment and an amount of $4 million has been deferred as a regulatory asset. Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
	Six Months Ended
June 30	2021	2020
Retention benefit liability at beginning of period	$11	$4
Costs incurred and charged to maintenance and other operating expenses	—	7
Costs deferred as a regulatory asset[1]	4	—
Costs incurred and capitalized	—	1
Retention benefit liability at the end of the period[2]	$15	$12
1Includes $2 million for the three months ended June 30, 2021.
2Includes current portion of other liabilities of $5 million at June 30, 2021 and 2020.
Discontinued Operations: In June 2021, CMS Energy entered into an agreement for EnerBank to merge with Regions Bank; in exchange, CMS Energy will receive a base purchase price of $960 million in cash, subject to certain adjustments. The merger is expected to close in the fourth quarter of 2021 and is dependent upon the receipt of required regulatory approvals, among other closing conditions. CMS Energy intends to use the proceeds from the merger to fund key initiatives in its core energy business related to safety, reliability, and its clean energy transformation.
As a result of the agreement, EnerBank’s results of operations are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the three and six months ended June 30, 2021 and 2020. The assets and liabilities of EnerBank are presented as held for sale on CMS Energy’s consolidated balance sheets at June 30, 2021 and December 31, 2020. Also, as a result of the agreement, EnerBank is not included in the composition of CMS Energy’s reportable segments. For more information regarding the composition of CMS Energy’s reportable segments, see Note 11, Reportable Segments.
The table below presents the financial results of EnerBank included in income from discontinued operations:

In Millions
	Three Months Ended		Six Months Ended
June 30	2021	2020	2021	2020
Operating revenue	$69	$61	$139	$123
Expenses
Operating expenses	28	36	43	65
Interest expense	11	14	23	30
Income before income taxes	$30	$11	$73	$28
Transaction costs	(5)	—	(5)	—
Income from discontinued operations before income taxes	$25	$11	$68	$28
Income tax expense	7	3	16	6
Income from discontinued operations, net of tax	$18	$8	$52	$22

The table below presents the aggregate carrying amounts for the major classes of assets and liabilities held for sale related to EnerBank:

In Millions
	June 30, 2021	December 31, 2020
Assets
Current
Cash and cash equivalents	$121	$136
Accounts receivable and other current assets	73	18
Notes receivable, less allowance of $28 in 2021 and $32 in 2020	254	275
Total current assets	$448	$429
Non‑current
Plant, property, and equipment, net	$27	$22
Notes receivable, less allowance of $92 in 2021 and $91 in 2020	2,511	2,612
Other non‑current assets	46	46
Total non‑current assets	$2,584	$2,680
Total assets	$3,032	$3,109
Liabilities
Current
Current portion of long-term debt	$952	$915
Accounts payable and other current liabilities	38	38
Total current liabilities	$990	$953
Non‑current
Long-term debt	$1,715	$1,890
Other non‑current liabilities	2	4
Total non‑current liabilities	$1,717	$1,894
Total liabilities	$2,707	$2,847
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
Item 1A.    Risk Factors
The following risk factor is in addition to the risk factors included in Part I—Item 1A. Risk Factors in the 2020 Form 10-K. Actual results in future periods for CMS Energy and Consumers could differ materially from historical results and the forward-looking statements contained in this report. Factors that might cause or contribute to these differences include those discussed in the following sections and in Part I—Item 1A. Risk Factors in the 2020 Form 10-K. CMS Energy’s and Consumers’ businesses are influenced by many factors that are difficult to predict, that involve uncertainties that may materially affect results, and that are often beyond their control. Additional risks and uncertainties not presently known or that management believes to be immaterial may also adversely affect CMS Energy or Consumers. The risk factor, as well as the other information included in this report and in other documents filed with the SEC, should be considered carefully before making an investment in securities of CMS Energy or Consumers. Risk factors of Consumers are also risk factors of CMS Energy.
CMS Energy and Consumers have announced an ambitious plan to reduce their impact on climate change. Achieving this plan depends on numerous factors, many of which are outside of their control.
Consumers has announced a long-term strategy for delivering clean, reliable, resilient, and affordable energy, including a plan to end coal use in 2025 as set forth in the 2021 IRP. The MPSC, FERC, other regulatory authorities, or other third parties may prohibit, delay, impair, or deny approval or consent of the 2021 IRP and some or all of the 2021 IRP-associated natural gas-fueled plant acquisitions, or deny reasonable rate recovery of the undepreciated plant balances associated with the retirement of coal-fueled plants necessary to proceed with the 2021 IRP. Consumers may be unable to acquire, site, and/or permit some or all of the generation capacity proposed in the 2021 IRP. Changes in the cost, availability, and supply of generation capacity may affect the 2021 IRP. Advancements in technology related to items such as battery storage and electric vehicles may not become commercially available or economically feasible as projected in the 2021 IRP. Customer programs such as energy efficiency and demand response may not realize the projected levels of customer participation. CMS Energy and Consumers could suffer financial loss, reputational damage, or other negative repercussions if they are unable to achieve their ambitious plan.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended June 30, 2021:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2021 to April 30, 2021	718	$61.90	—	—
May 1, 2021 to May 31, 2021	—	—	—	—
June 1, 2021 to June 30, 2021	1,459	60.79	—	—
Total	2,177	$61.16	—	—
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
Restated Articles of Incorporation of CMS Energy, effective June 1, 2004, as amended May 22, 2009, together with the Certificate of Designation of 4.200% Cumulative Redeemable Perpetual Preferred Stock, Series C, effective June 29, 2021

4.1[1]	—
Deposit Agreement, dated as of July 1, 2021, among CMS Energy, Equiniti Trust Company, and the holders from time to time of the depositary receipts described therein (Exhibit 4.2 to Form 8-K filed July 1, 2021 and incorporated herein by reference)

4.2[1]	—	Form of Depositary Receipt (included in Exhibit 4.1)
10.1[1,2]	—	Annual CMS Enterprises Employee Incentive Compensation Plan as amended, effective as of May 16, 2021
10.2[1]	—	Agreement and Plan of Merger dated June 7, 2021 by and among CMS Energy Corporation, EnerBank USA, and Regions Bank (Exhibit 10.1 to Form 8-K filed June 8, 2021 and incorporated herein by reference)
10.3	—
Purchase and Sale Agreement dated June 21, 2021 by and among Consumers Energy Company and New Covert Generating Company, LLC (Exhibit 10.1 to Form 8-K filed June 23, 2021 and incorporated herein by reference)

10.4	—
Purchase and Sale Agreement dated June 21, 2021 by and among Consumers Energy Company and Dearborn Industrial Generation, LLC, CMS Generation Michigan Power, LLC, and CMS Energy Resource Management Company (Exhibit 10.2 to Form 8‑K filed June 23, 2021 and incorporated herein by reference)

10.5[1]	—	Description of the $550 million Fourth Amended and Restated Revolving Credit Agreement Extension (Exhibit 10.1 to Form 8-K filed July 2, 2021 and incorporated herein by reference)
10.6	—	Description of the $850 million Fifth Amended and Restated Revolving Credit Agreement Extension (Exhibit 10.2 to Form 8-K filed July 2, 2021 and incorporated herein by reference)
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits		Description
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase
104	—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
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

CMS ENERGY CORPORATION

Dated: July 29, 2021	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: July 29, 2021	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer