Form 10-Q
period 2021-09-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2021-10-28
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
(A Michigan Corporation)
One Energy Plaza, Jackson, Michigan 49201
(517) 788‑0550

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
CMS Energy Corporation Common Stock, $0.01 par value	CMS	New York Stock Exchange
CMS Energy Corporation 5.625% Junior Subordinated Notes due 2078	CMSA	New York Stock Exchange
CMS Energy Corporation 5.875% Junior Subordinated Notes due 2078	CMSC	New York Stock Exchange
CMS Energy Corporation 5.875% Junior Subordinated Notes due 2079	CMSD	New York Stock Exchange
CMS Energy Corporation Depositary Shares, each representing a 1/1,000th interest in a share of 4.200% Cumulative Redeemable Perpetual Preferred Stock, Series C	CMS PRC	New York Stock Exchange
Consumers Energy Company Cumulative Preferred Stock, $100 par value: $4.50 Series	CMS-PB	New York Stock Exchange

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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 11, 2021:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	289,697,389
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended September 30, 2021

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
Federal Water Pollution Control Act of 1972, as amended

CMS Energy
CMS Energy Corporation and its consolidated subsidiaries, unless otherwise noted; the parent of Consumers, CMS Enterprises, and, until October 1, 2021, EnerBank; on October 1, 2021, EnerBank was merged with Regions Bank

CMS Enterprises
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

Dodd-Frank Act
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

EGLE
The Michigan Department of Environment, Great Lakes, and Energy, formerly known as the Michigan Department of Environmental Quality

EnerBank
EnerBank USA, until October 1, 2021, a wholly owned subsidiary of CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy; on October 1, 2021, EnerBank was merged with Regions Bank energy waste reduction
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
CMS Energy is the parent holding company of several subsidiaries, including Consumers and CMS Enterprises. CMS Energy was also the parent holding company of EnerBank until October 1, 2021 when EnerBank was merged with Regions Bank. None of CMS Energy, CMS Enterprises, EnerBank, nor any of CMS Energy’s other subsidiaries (other than Consumers) has any obligation in respect of Consumers’ debt securities or preferred stock and holders of such securities should not consider the financial resources or results of operations of CMS Energy, CMS Enterprises, EnerBank, nor any of CMS Energy’s other subsidiaries (other than Consumers and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers’ debt securities or preferred stock. Similarly, neither Consumers nor any other subsidiary of CMS Energy has any obligation in respect of securities of CMS Energy.
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
Forward-Looking Statements and Information
This Form 10‑Q and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:
•the impact and effect of the COVID-19 pandemic, the response to the COVID-19 pandemic, and the related economic disruption on CMS Energy’s and Consumers’ workforce, operations, revenues, expenses, uncollectible accounts, energy efficiency programs, pension funding, PSCR and GCR costs, capital investment programs, cash flows, liquidity, maintenance of existing assets, and other operating expenses

•the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures
•potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities
•changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, PURPA, infrastructure integrity or security, cybersecurity, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, COVID-19 vaccination and testing requirements, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather-related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; and changes in trade policies or regulations
•the ability of Consumers to execute its cost-reduction strategies
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before EGLE, the EPA, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ routine maintenance, repair, and replacement classification under NSR regulations
•changes in energy markets, including availability and price of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates
•the potential effects of the future transition from LIBOR to an alternative reference interest rate in the credit and capital markets
•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements

•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, increased use of self-generation including distributed generation, or energy waste reduction and storage
•increased renewable energy demand due to customers seeking to meet their own sustainability goals
•the reputational or other impact on CMS Energy and Consumers of the failure to achieve ambitions related to reducing their impact on climate change
•adverse consequences of employee, director, or third-party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the 2021 IRP filing or give rise to the termination of the associated purchase agreements, including any action by a regulatory authority or other third party to prohibit, delay, impair, or deny approval for or consent to the 2021 IRP or the consummation of the proposed acquisitions
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, and government approvals
•potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, operations, or backup systems due to accidents, explosions, physical disasters, global pandemics, cyber incidents, civil unrest, vandalism, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions

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
Executive Overview
CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility; and CMS Enterprises, primarily a domestic independent power producer and marketer. CMS Energy was also the parent holding company of EnerBank, an industrial bank located in Utah, until October 1, 2021 when EnerBank was merged with Regions Bank as described below. Consumers’ electric utility operations include the generation, purchase, distribution, and sale of electricity, and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas. Consumers’ customer base consists of a mix of primarily residential, commercial, and diversified industrial customers. CMS Enterprises, through its subsidiaries and equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production. EnerBank provides primarily unsecured, fixed-rate installment loans throughout the U.S. to finance home improvements.
In June 2021, CMS Energy entered into an agreement for EnerBank to merge with Regions Bank. The merger was completed on October 1, 2021. CMS Energy received proceeds of approximately $1.0 billion from the transaction and expects to recognize a pre-tax gain of approximately $660 million in the fourth quarter of 2021, both of which may be impacted by customary post-closing adjustments. CMS Energy intends to use the proceeds from the merger to fund key initiatives in its core energy business related to safety, reliability, and its clean energy transformation.
CMS Energy and Consumers manage their businesses by the nature of services each provides. CMS Energy operates principally in three business segments: electric utility; gas utility; and enterprises, its non‑utility operations and investments. EnerBank is not included in the composition of CMS Energy’s reportable segments. EnerBank’s results of operations are presented as income from discontinued operations as a result of the merger described above. Consumers operates principally in two business segments: electric utility and gas utility. CMS Energy’s and Consumers’ businesses are affected primarily by:
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

•provided paid leave to employees required to self-quarantine, offered additional paid leave to employees to alleviate child care-related burdens, and implemented other interim workforce policies to offer flexibility and reduce employee concerns
•developed programs and committed resources to assist customers, Michigan residents, and small businesses as they return to normal operations
In addition, while CMS Energy and Consumers have not yet experienced significant labor or supply chain disruption as a result of the COVID-19 pandemic, they continue to monitor and take steps to mitigate against future impacts in order to continue to provide safe and reliable service to customers.
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
•information and control system efficiencies
•employee and retiree health care cost sharing
•workforce productivity enhancements
In addition, Consumers’ gas commodity costs declined by 60 percent over the last ten years, due not only to a decrease in market prices but also to Consumers’ improvements to its gas infrastructure and optimization of its gas purchasing and storage strategy. These gas commodity savings are passed on to customers.
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
In June 2021, Consumers filed its 2021 IRP with the MPSC, proposing updates to the Clean Energy Plan. Within its 2021 IRP, which is subject to MPSC approval, Consumers outlines its long-term strategy for delivering clean, reliable, resilient, and affordable energy to its customers, including plans to:
•end the use of coal-fueled generation in 2025, 15 years sooner than initially planned
•purchase existing natural gas-fueled generating units, providing an additional 2,177 MW of nameplate capacity and allowing Consumers to continue providing controllable sources of electricity to customers, and
•expand its investment in renewable energy, adding nearly 8,000 MW of solar generation by 2040
These steps are expected to enable Consumers to meet and exceed the 2016 Energy Law renewable energy requirements and fulfill increasing customer demand for renewable energy. The 2021 IRP is also expected to allow Consumers to exceed its breakthrough goal of at least 50 percent combined renewable energy and energy waste reduction by 2030.
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

Presented in the following illustration is Consumers’ 2020 capacity portfolio and its future capacity portfolio as projected in the 2021 IRP. This illustration includes the effects of purchased capacity and energy waste reduction and uses the nameplate capacity of renewable energy sources:

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
Additionally, to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers announced the following five‑year targets during 2018:
•to reduce its water use by one billion gallons
•to enhance, restore, or protect 5,000 acres of land
•to reduce the amount of waste taken to landfills by 35 percent
Consumers has met each of these targets and is evaluating new targets for the coming years.
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
For the nine months ended September 30, 2021, CMS Energy’s net income available to common stockholders was $711 million, and diluted EPS were $2.46. This compares with net income available to common stockholders of $597 million and diluted EPS of $2.09 for the nine months ended September 30, 2020. In 2021, the benefits from gas and electric rate increases and higher electric sales were offset partially by higher distribution, transmission, generation, and compression expenses and increased depreciation and property taxes, reflecting higher capital spending. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Over the next five years, Consumers expects weather-normalized electric and gas deliveries to remain stable relative to 2020. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in electric and gas demand.
Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service and positively impacting the triple bottom line of people, planet, and profit. During 2021, CMS Energy and Consumers:
•realized over $40 million in cost reductions by leveraging the CE Way and through other initiatives
•achieved five-year planet goals, set in 2018, to save one billion gallons of water; enhance, restore or protect 5000 acres of land in Michigan; and reduce waste sent to landfills by 35 percent
•introduced a new three-year electric vehicle pilot program designed to help fleet owners transition to electric vehicles
•expanded their renewable energy programs that assist both business and residential customers in meeting their sustainability goals
•received recognition as #1 utility company in the U.S. for America’s Best Employers for Women and America’s Best Employers for Diversity by Forbes®
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Nine Months Ended
September 30	2021	2020	Change	2021	2020	Change
Net Income Available to Common Stockholders	$186	$218	$(32)	$711	$597	$114
Basic Earnings Per Average Common Share	$0.64	$0.76	$(0.12)	$2.46	$2.10	$0.36
Diluted Earnings Per Average Common Share	$0.64	$0.76	$(0.12)	$2.46	$2.09	$0.37

In Millions
	Three Months Ended			Nine Months Ended
September 30	2021	2020	Change	2021	2020	Change
Electric utility	$195	$226	$(31)	$504	$463	$41
Gas utility	(9)	4	(13)	208	162	46
Enterprises	7	13	(6)	26	34	(8)
Corporate interest and other	(37)	(37)	—	(109)	(96)	(13)
Discontinued operations	30	12	18	82	34	48
Net Income Available to Common Stockholders	$186	$218	$(32)	$711	$597	$114

Presented in the following table is a summary of after-tax changes to net income available to common stockholders for the three and nine months ended September 30, 2021 versus 2020:

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2020		$218		$597
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$17		$43
Gas sales	(6)		(16)
Electric rate increase	26		83
Gas rate increase	11		74
Lower income tax expense	—		28
Lower non-operating retirement benefits expenses	8		21
Absence of 2020 voluntary separation plan expenses	—		8
Higher distribution, transmission, generation, and compression expenses	(24)		(45)
Higher depreciation and amortization	(13)		(38)
Higher service restoration costs	(44)		(31)
Higher forestry costs	(7)		(20)
Higher property taxes, reflecting higher capital spending	(2)		(14)
Higher demand response expenses	(8)		(5)
Other	(2)		(1)
		$(44)		$87
Enterprises		(6)		(8)
Corporate interest and other		—		(13)
Discontinued operations		18		48
September 30, 2021		$186		$711
Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three and nine months ended September 30, 2021 versus 2020 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2020		$226		$463
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$35		$112
Higher revenue due primarily to favorable weather and sales mix	21		55
Higher energy waste reduction program revenues	6		14
Higher other revenues	1		3
		$63		$184
Maintenance and other operating expenses
Absence of 2020 voluntary separation plan expenses	—		6
Higher service restoration costs	(60)		(42)
Higher distribution, transmission, and generation expenses	(15)		(33)
Higher forestry costs	(8)		(26)
Higher energy waste reduction program costs	(6)		(14)
Higher demand response expenses	(10)		(7)
Lower (higher) maintenance and other operating expenses	2		(5)
		(97)		(121)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(14)		(36)
General taxes
Higher property taxes, reflecting higher capital spending		(3)		(10)
Other income, net of expenses
Lower non-operating retirement benefits expenses and other	5		15
Higher other income, net of expenses	—		3
		5		18
Interest charges		3		10
Income taxes
Higher production tax credits attributable primarily to new wind generation projects	3		15
Lower (higher) electric utility pre-tax earnings	10		(14)
Absence of prior years’ research and development tax credits[2]	—		(7)
Lower (higher) other income taxes	(1)		2
		12		(4)
September 30, 2021		$195		$504
1For the three months ended September 30, deliveries to end-use customers were 10.1 billion kWh in 2021 and 2020. For the nine months ended September 30, deliveries to end-use customers were 27.5 billion kWh in 2021 and 26.9 billion kWh in 2020.
2See Note 7, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three and nine months ended September 30, 2021 versus 2020 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2020		$4		$162
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$14		$99
Higher (lower) energy waste reduction program revenues	(2)		15
Lower revenue due to unfavorable weather	(5)		(12)
Higher (lower) other revenues	3		(1)
		$10		$101
Maintenance and other operating expenses
Absence of 2020 voluntary separation plan expenses	—		4
Higher distribution, transmission, and compression expenses	(17)		(27)
Lower (higher) energy waste reduction program costs	2		(15)
Higher maintenance and other operating expenses	(12)		(16)
		(27)		(54)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(3)		(15)
General taxes
Higher property taxes, reflecting higher capital spending		(1)		(10)
Other income, net of expenses
Lower non-operating retirement benefits expenses and other		5		16
Interest charges		1		—
Income taxes
Lower (higher) income tax expense due primarily to acceleration of tax benefits associated with cost of removal[2]	(1)		10
Lower (higher) income tax expense due primarily to accelerated amortization of excess deferred income taxes[2]	(1)		9
Lower (higher) gas utility pre-tax earnings	5		(9)
Absence of prior years’ research and development tax credits[2]	—		(1)
Higher other income taxes	(1)		(1)
		2		8
September 30, 2021		$(9)		$208
1For the three months ended September 30, deliveries to end-use customers were 26 bcf in 2021 and 27 bcf in 2020. For the nine months ended September 30, deliveries to end-use customers were 195 bcf in 2021 and 194 bcf in 2020.
2See Note 7, Income Taxes.

Enterprises Results of Operations
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the three and nine months ended September 30, 2021 versus 2020:

In Millions
	Three Months Ended	Nine Months Ended
September 30, 2020	$13	$34
Reason for the change
Lower earnings due primarily to timing of tax benefits	$(6)	$(4)
Absence of refund for alternative minimum tax credit sequestration[1]	—	(4)
September 30, 2021	$7	$26
1See Note 7, Income Taxes.
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the three and nine months ended September 30, 2021 versus 2020:

In Millions
	Three Months Ended	Nine Months Ended
September 30, 2020	$(37)	$(96)
Reasons for the change
Lower (higher) fixed charges	$1	$(5)
Absence of refund for alternative minimum tax credit sequestration[1]	—	(5)
Preferred stock dividends	(3)	(3)
Other	2	—
September 30, 2021	$(37)	$(109)
1See Note 7, Income Taxes.

Results of Discontinued Operations
In June 2021, CMS Energy entered into an agreement for EnerBank to merge with Regions Bank. The merger was completed on October 1, 2021. As a result, EnerBank’s results of operations are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the three and nine months ended September 30, 2021 and 2020. For additional details, see Notes to the Unaudited Consolidated Financial Statements—Note 13, Exit Activities and Discontinued Operations.
Presented in the following table are the detailed after-tax changes to discontinued operations for the three and nine months ended September 30, 2021 versus 2020:

In Millions
	Three Months Ended	Nine Months Ended
September 30, 2020	$12	$34
Reason for the change
Higher earnings at discontinued operations	$20	$54
Higher transaction costs	(2)	(6)
September 30, 2021	$30	$82

Cash Position, Investing, and Financing
At September 30, 2021, CMS Energy had $236 million of consolidated cash and cash equivalents, which included $30 million of restricted cash and cash equivalents and $104 million of cash and cash equivalents related to discontinued operations and classified as current assets held for sale. At September 30, 2021, Consumers had $55 million of consolidated cash and cash equivalents, which included $26 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the nine months ended September 30, 2021 versus 2020:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2020	$1,144
Reasons for the change
Higher net income	$106
Non‑cash transactions[1]	(10)
Lower pension contributions	531
Lower cash provided by discontinued operations[2]	(146)
Unfavorable impact of changes in core working capital,[3] due primarily to gas purchased at higher prices and the timing of collections on higher electric deliveries in 2021	(189)
Favorable impact of changes in other assets and liabilities, due primarily to the absence of a payment to settle litigation, offset partially by higher payments on property taxes and environmental remediation activities	47
Nine Months Ended September 30, 2021	$1,483
Consumers
Nine Months Ended September 30, 2020	$1,085
Reasons for the change
Higher net income	$87
Non‑cash transactions[1]	—
Lower pension contributions	518
Unfavorable impact of changes in core working capital,[3] due primarily to gas purchased at higher prices and the timing of collections on higher electric deliveries in 2021	(174)
Favorable impact of changes in other assets and liabilities, due primarily to lower income tax payments to CMS Energy, offset partially by higher payments on property taxes and environmental remediation activities	67
Nine Months Ended September 30, 2021	$1,583
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, and other non‑cash operating activities and reconciling adjustments.
2For information regarding the merger of EnerBank, see Note 13, Exit Activities and Discontinued Operations.
3Core working capital comprises accounts receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the nine months ended September 30, 2021 versus 2020:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2020	$(2,298)
Reasons for the change
Lower capital expenditures	$251
Higher cash provided by discontinued operations[1]	583
Other investing activities	4
Nine Months Ended September 30, 2021	$(1,460)
Consumers
Nine Months Ended September 30, 2020	$(1,700)
Reasons for the change
Lower capital expenditures	$162
Other investing activities, primarily lower costs to retire property	19
Nine Months Ended September 30, 2021	$(1,519)
1For information regarding the merger of EnerBank, see Note 13, Exit Activities and Discontinued Operations.

Financing Activities
Presented in the following table are specific components of net cash provided by (used in) financing activities for the nine months ended September 30, 2021 versus 2020:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2020	$1,555
Reasons for the change
Lower debt issuances	$(2,053)
Lower debt retirements	1,276
Lower repayments under Consumers’ commercial paper program	90
Lower issuances of common stock	(84)
Issuance of preferred stock in 2021	224
Higher payments of dividends on common stock	(29)
Absence of 2020 proceeds from the sale of membership interest in VIE to tax equity investor	(417)
Lower contributions from noncontrolling interest	(30)
Lower cash provided by discontinued operations[1]	(540)
Other financing activities, primarily the absence of debt prepayment costs in 2020 and lower debt issuance costs	36
Nine Months Ended September 30, 2021	$28
Consumers
Nine Months Ended September 30, 2020	$810
Reasons for the change
Lower debt issuances	$(1,228)
Lower debt retirements	760
Lower repayments under Consumers’ commercial paper program	90
Higher repayments of borrowings from CMS Energy	(307)
Lower stockholder contribution from CMS Energy	(75)
Higher payments of dividends on common stock	(121)
Other financing activities, primarily the absence of debt prepayment costs in 2020 and lower debt issuance costs	27
Nine Months Ended September 30, 2021	$(44)
1For information regarding the merger of EnerBank, see Note 13, Exit Activities and Discontinued Operations.
Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Notes to the

Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Dividend Restrictions. During the nine months ended September 30, 2021, Consumers paid $570 million in dividends on its common stock to CMS Energy.
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
At September 30, 2021, CMS Energy had $532 million of its revolving credit facility available and Consumers had $1.1 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2021, there were no commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ revolving credit facilities and commercial paper program, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.
In June 2021, CMS Energy entered into an agreement for EnerBank to merge with Regions Bank. The merger was completed on October 1, 2021. CMS Energy received proceeds of approximately $1.0 billion from the transaction and expects to recognize a pre-tax gain of approximately $660 million in the fourth quarter of 2021, both of which may be impacted by customary post-closing adjustments. CMS Energy intends to use the proceeds from the merger to fund key initiatives in its core energy business related to safety, reliability, and its clean energy transformation. For information regarding EnerBank, see Notes to the Unaudited Consolidated Financial Statements—Note 13, Exit Activities and Discontinued Operations.
Certain of CMS Energy’s and Consumers’ credit agreements contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At September 30, 2021, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements. CMS Energy and Consumers were each in compliance with these covenants as of September 30, 2021, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to Capital[1]	< 0.70 to 1.0	0.56 to 1.0
Consumers
Debt to Capital[2]	< 0.65 to 1.0	0.47 to 1.0
1Applies to CMS Energy’s revolving credit agreement, letter of credit reimbursement agreement, and term loan credit agreement. The debt to capital ratio, as defined by these credit agreements, excludes debt of EnerBank.
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
Off-Balance-Sheet Arrangements
CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Additionally, CMS Energy has entered into forward sales contracts to sell its common stock in order to invest in its utility and non-utility businesses; as of September 30, 2021, these contracts have an aggregate sales price of $57 million, maturing through 2022. For additional details on the companies’ indemnity and guarantee arrangements, see Notes to the Unaudited Consolidated Financial Statements—Note 2, Contingencies and Commitments—Guarantees. For additional details on letters of credit and CMS Energy’s forward sales contracts, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.
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
Specifically, the 2021 IRP provides for a full transition away from coal-fueled generation by the end of 2025 and includes:
•the retirement of the D.E. Karn oil/gas-fueled and coal-fueled generating units, totaling 1,734 MW of nameplate capacity, in 2023
•the retirement of the J.H. Campbell coal-fueled generating units, totaling 1,407 MW of nameplate capacity, in 2025
The MPSC has authorized Consumers to issue securitization bonds to finance the recovery of and return on the D.E. Karn coal-fueled generating units. In the 2021 IRP, Consumers has requested regulatory asset treatment to recover the remaining book value of and return on the other D.E. Karn units and the J.H. Campbell coal-fueled generating units.
To bridge the transition away from coal generation, the 2021 IRP proposes:
•the purchase of the New Covert Generating Facility, a natural gas-fueled generating unit with 1,176 MW of nameplate capacity in Van Buren County, Michigan, in 2023
•the purchase, in 2025, of the enterprises segment’s three natural gas-fueled generating units, totaling 1,001 MW of nameplate capacity:
◦the 770-MW DIG plant located in Dearborn, Michigan
◦a 156-MW peaking generating unit located in Gaylord, Michigan
◦a 75-MW peaking generating unit located in Comstock, Michigan
These investments will allow Consumers to continue providing controllable sources of electricity to customers while expanding its investment in renewable energy. The 2021 IRP forecasts renewable energy capacity levels of 35 percent in 2025, 47 percent in 2030, and 63 percent in 2040, including the addition of nearly 8,000 MW of solar generation. Under its 2021 IRP, Consumers will continue to bid new capacity competitively. The updated plan proposes that Consumers will own and operate at least 50 percent of new capacity, with the remainder being built and owned by third parties.
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
As a result of the requests for proposals, Consumers has entered into PPAs to purchase renewable capacity, energy, and RECs from solar generating facilities and build transfer agreements to purchase solar generating facilities, as presented in the following table:

Type of Agreement	Capacity (MW)	Location of Facility	Expected Commercial Operation[1]	Date of Agreement	Date of MPSC Approval
2019 request
PPA (25 years)	140	Calhoun County, Michigan	2022	December 2020	April 2021
Build transfer agreement	150	Southeastern Michigan	2022	January 2021	April 2021

2020 request
PPA (20 years)	30	Manistee, Michigan	2022	May 2021	September 2021
PPA (25 years)[2]	100	Calhoun County, Michigan	2023	October 2021	Pending
PPA (20 years)[2]	125	Jackson County, Michigan	2023	October 2021	Pending
Build transfer agreement	150	Southeastern Michigan	2023	October 2021	Pending
1    For build transfer agreements, represents the date Consumers expects to take full ownership and begin commercial operation.
2    This agreement provides Consumers the option to purchase the associated solar generating facility after ten years.
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
Voluntary Large Customer Renewable Energy Program: Consumers provides service under a program that provides large full-service electric customers with the opportunity to advance the development of renewable energy beyond the requirements of the 2016 Energy Law. In September 2021, the MPSC approved Consumers’ request to amend its renewable energy plan to remove the annual subscription limit associated with this program. The MPSC also approved up to 1,000 MW of new wind and solar generation projects between 2024 and 2027 to meet customer demand for the program. Consumers will competitively solicit for additional renewable energy assets based on customer applications and will construct the assets based on customer subscriptions to the program.
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
In response to the COVID‑19 pandemic, Michigan’s Governor and the Michigan Department of Health and Human Services have issued numerous orders throughout 2020 and 2021 restricting business, educational, and personal activities at varying levels. In June 2021, almost all restrictions were lifted and Consumers expects businesses and residents to continue resuming normal activities and for weather-normalized electric deliveries to stabilize.
Over the next five years, Consumers expects weather-normalized electric deliveries to remain stable relative to 2020. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in electric demand. Actual delivery levels will depend on:
•energy conservation measures and results of energy waste reduction programs
•weather fluctuations
•Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At September 30, 2021, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.9 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program.
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
In 2012, the EPA published emission standards for electric generating units, known as MATS, based on Section 112 of the Clean Air Act. Under MATS, all of Consumers’ existing coal-fueled electric generating units were required to add additional controls for hazardous air pollutants. Consumers met the deadline for five coal-fueled units and two oil/gas-fueled units it continues to operate and retired its seven remaining coal-fueled units. In May 2020, the EPA finalized changes to the supporting analysis used to enact the MATS rule. However, in 2021 the EPA submitted a proposed rule to the U.S. Office of Management and Budget that is expected to unwind the changes made in May 2020. The 2021 proposed rule is expected to be issued soon. Consumers will continue to monitor the MATS reconsideration status and any pending litigation. Consumers does not expect any changes to the MATS rule will have a significant impact on its current MATS compliance strategy.
In 2015, the EPA lowered the NAAQS for ozone. The 2015 ozone NAAQS made it more difficult to construct or modify power plants and other emission sources in areas of the country that have not met the 2015 ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. None of Consumers’ fossil-fuel-fired generating units are located in these areas. However, seven counties in southeastern Michigan and three counties in western Michigan were not in attainment with the ozone standard by an August 2021 regulatory deadline, and thus may have their non-attainment designations increased from marginal to moderate. The State of Michigan has convened industry workgroups to seek implementation and control strategy ideas for statewide compliance of the 2015 ozone standard, which will need to be in place by early 2023. Consumers will continue to stay engaged in these workgroups to assess potential impacts to its generating assets.
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
In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. While the U.S. had withdrawn from the Paris Agreement, it rejoined the Paris Agreement in 2021. In April 2021, the U.S. announced it is committing to a nationally determined contribution under the Paris Agreement. Nationally determined contributions are the efforts by each country to reduce national greenhouse gas emissions. The commitment made by the U.S. is to reduce greenhouse gas emissions by 50 to 52 percent from 2005 levels by 2030. In its 2021 IRP, pending MPSC approval, Consumers proposed a 60-percent reduction in its carbon emissions from 2005 levels by 2025. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events, as the nationally determined contribution is not binding without new Congressional legislation.
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
Litigation, international treaties, executive orders, federal laws and regulations (including regulations by the EPA), and state laws and regulations, if enacted or ratified, could ultimately impact Consumers. Consumers may be required to replace equipment; install additional emission control equipment; purchase emission allowances or credits; curtail operations; arrange for alternative sources of supply; purchase facilities that generate fewer emissions; mothball or retire facilities that generate certain emissions; pursue energy efficiency or demand response measures more swiftly; or take other steps to manage or lower the emission of greenhouse gases. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
CCRs: In 2015, the EPA published a final rule regulating CCRs under RCRA. The final rule adopts minimum standards for beneficially reusing and disposing of non‑hazardous CCRs. The rule establishes new minimum requirements for site location, groundwater monitoring, flood protection, storm water design, fugitive dust control, and public disclosure of information, including any groundwater protection standard exceedances. The rule also sets out conditions under which some CCR units would be forced to cease receiving CCR and non‑CCR wastewater and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. The EPA amended the conditions of forced closure in a final rule in August 2020. The August 2020 rule required all unlined CCR units to initiate closure by mid-April 2021, unless conditions that satisfied an alternate closure schedule were approved by the EPA. Consumers aligned with EGLE on closure plans for each of its unlined ash ponds to ensure coordination between federal and state requirements, and completed the work necessary to close each of them prior to the April 2021 closure initiation deadline.
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
In 2015, the EPA released its final effluent limitation guidelines for steam electric generating plants. These guidelines, which are presently being litigated, set stringent new requirements for the discharge from electric generating units into surface waters. The EPA published a final rule in October 2020, with an effective date of December 2020, revising the 2015 guidelines related to the discharge of certain wastewater streams from electric generating units. The rule also allows for extension of the compliance deadline from the end of 2023 to the end of 2025, upon approval by EGLE through the NPDES permitting process. Consumers does not expect any adverse changes to its environmental strategy as a result of these revisions to the rule or any litigation of the guidelines.
In January 2020, the EPA and the U.S. Army Corps of Engineers finalized a rule under the Clean Water Act that repealed a 2015 definition of “Waters of the United States,” narrowed the scope of federal jurisdiction, and reduced the frequency of dual jurisdiction in states with authority to regulate the same waters; Michigan is one such state. The EPA halted the implementation of the 2020 rule and is interpreting the “Waters of the United States” consistent with a pre-2015 interpretation. In August 2021, the EPA and the U.S. Army Corps of Engineers proposed new rulemaking, seeking to once again redefine the scope of federal jurisdiction under the Clean Water Act, and other changes to the Clean Water Act regulations. The proposed August 2021 rulemaking may change how Consumers interacts with federal jurisdictional waters within Michigan, which may add additional requirements to existing compliance programs, or may require additional permitting for infrastructure projects. However, Consumers does not expect adverse changes to its environmental strategy as a result of the current interpretations. “Waters of the United States” continues to be litigated in multiple jurisdictions.
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
•Michigan’s economic conditions, including population trends and housing activity
•the price or demand of competing energy sources or fuels
•energy efficiency and conservation impacts
Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For additional details on rate matters, see Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.
Gas Pipeline and Storage Integrity and Safety: The PHMSA has published various rules that expand federal safety standards for gas transmission pipelines and underground storage facilities. To comply with these rules, Consumers will incur increased capital and operating and maintenance costs to install and remediate pipelines and to expand inspections, maintenance, and monitoring of its existing pipelines and storage facilities. The initial requirements in the regulation took effect in July 2020, with future regulation phases to be released over numerous years.
Although associated capital or operating and maintenance costs relating to these regulations could be material and cost recovery cannot be assured, Consumers expects to recover such costs in rates consistent with the recovery of other reasonable costs of complying with laws and regulations. Consumers will continue to monitor gas safety regulations and continue implementation of the American Petroleum Institute’s Recommended Practice 1173, Pipeline Safety Management Systems. This program minimizes gas system asset- and performance-related risks by ensuring that there are policies, procedures, work instructions, forms, and records in place to streamline adoption and deployment of any existing or future regulations.
Gas Environmental Outlook: Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites. For additional details, see Notes to the Unaudited Consolidated Financial Statements—Note 2, Contingencies and Commitments—Consumers Gas Utility Contingencies—Gas Environmental Matters.
Air Quality: In 2015, the EPA lowered the NAAQS for ozone. The 2015 ozone NAAQS made it more difficult to construct or modify power plants and other emission sources in areas of the country that have not met the 2015 ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. Specifically, seven counties in southeastern Michigan and three counties in western Michigan were not in attainment with the ozone standard by an August 2021 regulatory deadline, and thus may have their non-attainment designations increased from marginal to moderate. Some of Consumers’ compressor stations are located in these areas. The State of Michigan has convened industry workgroups to seek implementation and control strategy ideas for statewide compliance of the 2015 ozone standard, which will need to be in place by early 2023. Consumers will continue to stay engaged in these workgroups to assess potential impacts to its compressor stations.
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
In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which governs carbon dioxide reduction measures beginning in 2020. While the U.S. had withdrawn from the Paris Agreement, it rejoined the Paris Agreement in 2021. In April 2021, the U.S. announced it is committing to a nationally determined contribution under the Paris Agreement. Nationally determined contributions are the efforts by each country to reduce national greenhouse gas emissions. The commitment made by the U.S. is to reduce greenhouse gas emissions by 50 to 52 percent from 2005 levels by 2030. In its 2021 IRP, pending MPSC approval, Consumers proposed a 60-percent reduction in its carbon emissions from 2005 levels by 2025. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events, as the nationally determined contribution is not binding without new Congressional legislation.
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
Under its energy waste reduction plan, Consumers provides its customers with incentives to reduce usage by offering energy audits; rebates and discounts on purchases of highly efficient appliances; and other incentives and programs.

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
Other Outlook and Uncertainties
Discontinued Operations: In June 2021, CMS Energy entered into an agreement for EnerBank to merge with Regions Bank. The merger was completed on October 1, 2021. CMS Energy received proceeds of approximately $1.0 billion from the transaction and expects to recognize a pre-tax gain of approximately $660 million in the fourth quarter of 2021, both of which may be impacted by customary post-closing adjustments. CMS Energy intends to use the proceeds from the merger to fund key initiatives in its core energy business related to safety, reliability, and its clean energy transformation. For information regarding EnerBank, see Notes to the Unaudited Consolidated Financial Statements—Note 13, Exit Activities and Discontinued Operations.
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

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2021	2020	2021	2020
Operating Revenue	$1,725	$1,507	$5,296	$4,691

Operating Expenses
Fuel for electric generation	184	108	438	274
Purchased and interchange power	462	430	1,230	1,149
Purchased power – related parties	21	13	56	45
Cost of gas sold	57	35	432	390
Maintenance and other operating expenses	410	281	1,076	885
Depreciation and amortization	250	226	832	763
General taxes	81	74	290	262
Total operating expenses	1,465	1,167	4,354	3,768

Operating Income	260	340	942	923

Other Income (Expense)
Interest income	—	1	2	3
Interest income – related parties	—	—	—	7
Allowance for equity funds used during construction	2	1	5	4
Income from equity method investees	4	—	8	1
Non-operating retirement benefits, net	40	29	121	90
Other income	1	1	7	3
Other expense	(3)	(4)	(7)	(9)
Total other income	44	28	136	99

Interest Charges
Interest on long-term debt	120	124	359	361
Interest expense – related parties	3	3	9	9
Other interest expense	3	4	8	10
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(2)
Total interest charges	125	130	374	378

Income Before Income Taxes	179	238	704	644
Income Tax Expense	26	40	90	88

Income From Continuing Operations	153	198	614	556
Income From Discontinued Operations, Net of Tax of $9, $4, $25, and $10	30	12	82	34

Net Income	183	210	696	590
Loss Attributable to Noncontrolling Interests	(6)	(8)	(18)	(7)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2021	2020	2021	2020
Net Income Attributable to CMS Energy	189	218	714	597
Preferred Stock Dividends	3	—	3	—

Net Income Available to Common Stockholders	$186	$218	$711	$597

Basic Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$0.54	$0.72	$2.18	$1.98
Income from discontinued operations per average common share available to common stockholders	0.10	0.04	0.28	0.12
Basic earnings per average common share	$0.64	$0.76	$2.46	$2.10

Diluted Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$0.54	$0.72	$2.18	$1.97
Income from discontinued operations per average common share available to common stockholders	0.10	0.04	0.28	0.12
Diluted earnings per average common share	$0.64	$0.76	$2.46	$2.09
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2021	2020	2021	2020
Net Income	$183	$210	$696	$590

Retirement Benefits Liability
Net loss arising during the period, net of tax of $—, $(2), $—, and $(2)	—	(5)	—	(5)
Settlement arising during the period, net of tax of $— for all periods	—	1	—	1
Amortization of net actuarial loss, net of tax of $—, $—, $1, and $1	1	1	5	3
Amortization of prior service credit, net of tax of $— for all periods	—	—	(1)	(1)

Derivatives
Unrealized gain (loss) on derivative instruments, net of tax of $—, $—, $—, and $(1)	—	(1)	1	(5)
Reclassification adjustments included in net income, net of tax of $—, $—, $1, and $—	—	1	—	1

Other Comprehensive Income (Loss)	1	(3)	5	(6)

Comprehensive Income	184	207	701	584
Comprehensive Loss Attributable to Noncontrolling Interests	(6)	(8)	(18)	(7)

Comprehensive Income Attributable to CMS Energy	$190	$215	$719	$591
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2021	2020
Cash Flows from Operating Activities
Net income	$696	$590
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	832	763
Deferred income taxes and investment tax credits	110	140
Other non‑cash operating activities and reconciling adjustments	(71)	(22)
Pension contributions	—	(531)
Net cash provided by (used in) discontinued operations	(111)	35
Changes in assets and liabilities
Accounts receivable and accrued revenue	129	221
Inventories	(185)	(34)
Accounts payable and accrued rate refunds	84	30
Other current assets and liabilities	(30)	(91)
Other non‑current assets and liabilities	29	43
Net cash provided by operating activities	1,483	1,144

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,442)	(1,693)
Net cash provided by (used in) discontinued operations	78	(505)
Cost to retire property and other investing activities	(96)	(100)
Net cash used in investing activities	(1,460)	(2,298)

Cash Flows from Financing Activities
Proceeds from issuance of debt	300	2,353
Retirement of debt	(18)	(1,294)
Decrease in notes payable	—	(90)
Issuance of common stock, net of issuance costs	23	107
Issuance of preferred stock, net of issuance costs	224	—
Payment of dividends on common and preferred stock	(380)	(351)
Proceeds from the sale of membership interest in VIE to tax equity investor	—	417
Contribution from noncontrolling interest	1	31
Net cash provided by (used in) discontinued operations	(84)	456
Other financing costs	(38)	(74)
Net cash provided by financing activities	28	1,555

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	51	401
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	185	157

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$236	$558

In Millions
Nine Months Ended September 30	2021	2020
Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$172	$140
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2021	December 31 2020
Current Assets
Cash and cash equivalents	$102	$32
Restricted cash and cash equivalents	30	17
Accounts receivable and accrued revenue, less allowance of $24 in 2021 and $29 in 2020	713	853
Accounts receivable – related parties	17	19
Accrued gas revenue	5	—
Inventories at average cost
Gas in underground storage	556	353
Materials and supplies	173	155
Generating plant fuel stock	31	68
Deferred property taxes	215	332
Regulatory assets	11	42
Assets held for sale	494	429
Prepayments and other current assets	130	104
Total current assets	2,477	2,404

Plant, Property, and Equipment
Plant, property, and equipment, gross	29,450	27,870
Less accumulated depreciation and amortization	8,489	7,938
Plant, property, and equipment, net	20,961	19,932
Construction work in progress	973	1,085
Total plant, property, and equipment	21,934	21,017

Other Non‑current Assets
Regulatory assets	2,588	2,653
Accounts receivable	18	19
Investments	73	70
Assets held for sale	2,606	2,680
Other	817	823
Total other non‑current assets	6,102	6,245

Total Assets	$30,513	$29,666

LIABILITIES AND EQUITY
In Millions
	September 30 2021	December 31 2020
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$585	$591
Accounts payable	787	661
Accounts payable – related parties	8	7
Accrued rate refunds	9	20
Accrued interest	112	104
Accrued taxes	146	454
Regulatory liabilities	191	151
Liabilities held for sale	1,233	953
Other current liabilities	183	133
Total current liabilities	3,254	3,074

Non‑current Liabilities
Long-term debt	12,027	11,744
Non-current portion of finance leases and other financing	48	56
Regulatory liabilities	3,758	3,744
Postretirement benefits	147	152
Asset retirement obligations	599	553
Deferred investment tax credit	113	115
Deferred income taxes	2,014	1,863
Liabilities held for sale	1,523	1,894
Other non‑current liabilities	377	394
Total non‑current liabilities	20,606	20,515

Commitments and Contingencies (Notes 1, 2, and 3)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 289.7 shares in 2021 and 288.9 shares in 2020	3	3
Other paid-in capital	5,397	5,365
Accumulated other comprehensive loss	(81)	(86)
Retained earnings	547	214
Total common stockholders’ equity	5,866	5,496
Cumulative preferred stock, Series C, authorized 9.2 depositary shares in 2021; outstanding 9.2 depositary shares in 2021	224	—
Total stockholders’ equity	6,090	5,496
Noncontrolling interests	563	581
Total equity	6,653	6,077

Total Liabilities and Equity	$30,513	$29,666
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2021	2020	2021	2020
Total Equity at Beginning of Period	$6,366	$5,251	$6,077	$5,055

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	5,389	5,217	5,365	5,113
Common stock issued	8	8	41	125
Common stock repurchased	—	—	(9)	(13)
At end of period	5,397	5,225	5,397	5,225

Accumulated Other Comprehensive Loss
At beginning of period	(82)	(76)	(86)	(73)
Retirement benefits liability
At beginning of period	(77)	(68)	(80)	(69)
Net loss arising during the period	—	(5)	—	(5)
Settlement arising during the period	—	1	—	1
Amortization of net actuarial loss	1	1	5	3
Amortization of prior service credit	—	—	(1)	(1)
At end of period	(76)	(71)	(76)	(71)

Derivative instruments
At beginning of period	(5)	(8)	(6)	(4)
Unrealized gain (loss) on derivative instruments	—	(1)	1	(5)
Reclassification adjustments included in net income	—	1	—	1
At end of period	(5)	(8)	(5)	(8)

At end of period	(81)	(79)	(81)	(79)

Retained Earnings
At beginning of period	487	70	214	(25)
Cumulative effect of change in accounting principle	—	—	—	(51)
Net income attributable to CMS Energy	189	218	714	597
Dividends declared on common stock	(126)	(117)	(378)	(350)
Dividends declared on preferred stock	(3)	—	(3)	—
At end of period	547	171	547	171

Cumulative Preferred Stock
At beginning of period	—	—	—	—
Preferred stock issued, net of issuance costs	224	—	224	—
At end of period	224	—	224	—

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2021	2020	2021	2020
Noncontrolling Interests
At beginning of period	569	37	581	37
Impact of purchase and consolidation of VIE	—	101	—	101
Sale of membership interest in VIE to tax equity investor	—	417	—	417
Contribution from noncontrolling interest	—	31	1	31
Loss attributable to noncontrolling interests	(6)	(8)	(18)	(7)
Distributions and other changes in noncontrolling interests	—	—	(1)	(1)
At end of period	563	578	563	578

Total Equity at End of Period	$6,653	$5,898	$6,653	$5,898

Dividends declared per common share	$0.4350	$0.4075	$1.3050	$1.2225
Dividends declared per preferred stock Series C depositary share	$0.3063	$—	$0.3063	$—
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2021	2020	2021	2020
Operating Revenue	$1,644	$1,450	$5,074	$4,524

Operating Expenses
Fuel for electric generation	147	85	340	207
Purchased and interchange power	450	420	1,200	1,121
Purchased power – related parties	21	13	56	45
Cost of gas sold	53	33	425	383
Maintenance and other operating expenses	390	266	1,021	846
Depreciation and amortization	241	223	804	753
General taxes	77	72	277	256
Total operating expenses	1,379	1,112	4,123	3,611

Operating Income	265	338	951	913

Other Income (Expense)
Interest income	1	1	2	3
Interest and dividend income – related parties	1	2	4	4
Allowance for equity funds used during construction	2	1	5	4
Non-operating retirement benefits, net	37	28	113	85
Other income	1	1	7	3
Other expense	(3)	(4)	(7)	(9)
Total other income	39	29	124	90

Interest Charges
Interest on long-term debt	74	76	220	227
Interest expense – related parties	3	3	9	9
Other interest expense	2	4	6	9
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(2)
Total interest charges	78	82	233	243

Income Before Income Taxes	226	285	842	760
Income Tax Expense	40	55	130	135

Net Income	186	230	712	625
Preferred Stock Dividends	—	—	1	1

Net Income Available to Common Stockholder	$186	$230	$711	$624
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2021	2020	2021	2020
Net Income	$186	$230	$712	$625

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $—, $—, $—, and $1	1	1	2	1

Other Comprehensive Income	1	1	2	1

Comprehensive Income	$187	$231	$714	$626
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2021	2020
Cash Flows from Operating Activities
Net income	$712	$625
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	804	753
Deferred income taxes and investment tax credits	129	136
Other non‑cash operating activities and reconciling adjustments	(65)	(21)
Pension contributions	—	(518)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	137	190
Inventories	(186)	(34)
Accounts payable and accrued rate refunds	60	29
Other current assets and liabilities	(24)	(103)
Other non-current assets and liabilities	16	28
Net cash provided by operating activities	1,583	1,085

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,433)	(1,595)
Cost to retire property and other investing activities	(86)	(105)
Net cash used in investing activities	(1,519)	(1,700)

Cash Flows from Financing Activities
Proceeds from issuance of debt	300	1,528
Retirement of debt	(13)	(773)
Decrease in notes payable	—	(90)
Decrease in notes payable – related parties	(307)	—
Stockholder contribution	575	650
Payment of dividends on common and preferred stock	(571)	(450)
Other financing costs	(28)	(55)
Net cash provided by (used in) financing activities	(44)	810

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	20	195
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	35	28

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$55	$223

Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$168	$156
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2021	December 31 2020
Current Assets
Cash and cash equivalents	$29	$20
Restricted cash and cash equivalents	26	15
Accounts receivable and accrued revenue, less allowance of $24 in 2021 and $29 in 2020	683	828
Accounts and notes receivable – related parties	8	18
Accrued gas revenue	5	—
Inventories at average cost
Gas in underground storage	556	353
Materials and supplies	168	149
Generating plant fuel stock	31	67
Deferred property taxes	215	332
Regulatory assets	11	42
Prepayments and other current assets	112	68
Total current assets	1,844	1,892

Plant, Property, and Equipment
Plant, property, and equipment, gross	28,331	26,757
Less accumulated depreciation and amortization	8,367	7,844
Plant, property, and equipment, net	19,964	18,913
Construction work in progress	930	1,058
Total plant, property, and equipment	20,894	19,971

Other Non-current Assets
Regulatory assets	2,588	2,653
Accounts receivable	24	25
Accounts and notes receivable – related parties	103	105
Other	736	753
Total other non-current assets	3,451	3,536

Total Assets	$26,189	$25,399

LIABILITIES AND EQUITY
In Millions
	September 30 2021	December 31 2020
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$377	$384
Notes payable – related parties	—	307
Accounts payable	745	636
Accounts payable – related parties	13	7
Accrued rate refunds	9	20
Accrued interest	80	72
Accrued taxes	158	458
Regulatory liabilities	191	151
Other current liabilities	128	104
Total current liabilities	1,701	2,139

Non-current Liabilities
Long-term debt	8,028	7,742
Non-current portion of finance leases and other financing	48	56
Regulatory liabilities	3,758	3,744
Postretirement benefits	108	112
Asset retirement obligations	576	530
Deferred investment tax credit	113	115
Deferred income taxes	2,265	2,094
Other non-current liabilities	318	311
Total non-current liabilities	15,214	14,704

Commitments and Contingencies (Notes 1 and 2)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	6,599	6,024
Accumulated other comprehensive loss	(34)	(36)
Retained earnings	1,831	1,690
Total common stockholder’s equity	9,237	8,519
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	9,274	8,556

Total Liabilities and Equity	$26,189	$25,399
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2021	2020	2021	2020
Total Equity at Beginning of Period	$8,977	$8,505	$8,556	$7,737

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	6,299	6,024	6,024	5,374
Stockholder contribution	300	—	575	650
At end of period	6,599	6,024	6,599	6,024

Accumulated Other Comprehensive Loss
At beginning of period	(35)	(28)	(36)	(28)
Retirement benefits liability
At beginning of period	(35)	(28)	(36)	(28)
Amortization of net actuarial loss	1	1	2	1
At end of period	(34)	(27)	(34)	(27)
At end of period	(34)	(27)	(34)	(27)

Retained Earnings
At beginning of period	1,835	1,631	1,690	1,513
Net income	186	230	712	625
Dividends declared on common stock	(190)	(173)	(570)	(449)
Dividends declared on preferred stock	—	—	(1)	(1)
At end of period	1,831	1,688	1,831	1,688

Cumulative Preferred Stock
At beginning and end of period	37	37	37	37

Total Equity at End of Period	$9,274	$8,563	$9,274	$8,563
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consumers Energy Company
Notes to the Unaudited Consolidated Financial Statements
These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP. CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the present period. The most significant of these reclassifications is related to CMS Energy’s agreement for EnerBank to merge with Regions Bank; the merger was completed in October 2021. The assets and liabilities of EnerBank are presented as held for sale on CMS Energy’s consolidated balance sheets at September 30, 2021 and December 31, 2020. Additionally, EnerBank’s results of operations are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the three and nine months ended September 30, 2021 and 2020. For information regarding the merger of EnerBank, see Note 13, Exit Activities and Discontinued Operations.
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
There are multiple appeals pending that involve various issues concerning cost recovery from customers, the MPSC’s authority to approve voluntary revenue refunds, and other matters. Consumers is unable to predict the outcome of these appeals.
Electric Rate Case: In June 2021, the MPSC Staff filed testimony in the general electric rate case that Consumers filed in March 2021. In its testimony, the MPSC Staff recommended the disallowance of cost recovery for certain categories of recently completed capital expenditures incurred by Consumers. In October 2021, the administrative law judge issued a proposal for decision supporting the MPSC Staff’s recommended disallowance. At September 30, 2021, Consumers had incurred $39 million of such expenditures. A material disallowance of incurred capital costs could negatively affect CMS Energy’s and

Consumers’ results of operations. Consumers cannot predict the outcome of this proceeding. The MPSC is expected to issue a final order in December 2021.
Reserve for Customer Refunds: In December 2020, the MPSC issued an order authorizing Consumers to refund $28 million voluntarily to utility customers. In May 2021, the MPSC approved a filing submitted by Consumers that proposed the refund take the form of incremental spending in 2021 above amounts included in rates on various programs, including electric service restoration and gas and electric technology expenses. If Consumers does not achieve the incremental spending, the remaining balance will be provided to electric or gas utility customers through a bill credit. Consumers had recorded a current regulatory liability of $8 million at September 30, 2021 and $28 million at December 31, 2020 related to this voluntary refund.
Voluntary Transmission Asset Sale Gain Share: In October 2020, Consumers completed a sale of the electric utility’s remaining transmission equipment to METC. In December 2020, Consumers filed an application with the MPSC requesting approval to share voluntarily half of the gain from the sale with electric utility customers through incremental service restoration spending in 2021; this application was approved by the MPSC in February 2021. As a result, the $14 million gain was recorded on Consumers’ consolidated balance sheets as a current regulatory liability at December 31, 2020 and was shared with customers in 2021.
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
At September 30, 2021, CMS Energy had a recorded liability of $44 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $54 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2021 and in each of the next five years:

In Millions
	2021	2022	2023	2024	2025	2026
CMS Energy
Long-term leachate disposal and operating and maintenance costs	$1	$4	$4	$4	$4	$4
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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $2 million and $4 million. At September 30, 2021, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At September 30, 2021, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
At September 30, 2021, Consumers had a recorded liability of $57 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $62 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2021 and in each of the next five years:

In Millions
	2021	2022	2023	2024	2025	2026
Consumers
Remediation and other response activity costs	$1	$4	$9	$24	$11	$1
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At September 30, 2021, Consumers had a regulatory asset of $114 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At September 30, 2021, Consumers had a recorded liability of $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
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
In September 2020, the MPSC disallowed the recovery of $7 million in incremental gas purchases related to the fire. In January 2021, the MPSC denied Consumers’ petition for a rehearing challenging this disallowance. In February 2021, Consumers filed an appeal of the MPSC’s denial with the Michigan Court of Appeals. Consumers could also be subject to disallowances of costs associated with the repair and modification of the Ray Compressor Station. At September 30, 2021, Consumers had incurred capital expenditures of $17 million to restore and modify the compressor station.
As of September 30, 2021, Consumers had recorded an insurance recovery of $10 million related to the compressor station. Consumers recognized $4 million of the insurance recovery as a reduction to plant, property, and equipment, $3 million as a reduction of maintenance and other operating expenses, and $3 million as operating revenue, which represented recovery of incremental gas purchases related to the fire.

At this time, Consumers cannot predict the outcome of these matters or other gas-related incidents and a reasonable estimate of a total loss cannot be made, but they could have a material adverse effect on CMS Energy’s and Consumers’ results of operations, financial condition, or liquidity, and could subject Consumers’ gas utility to increased regulatory scrutiny.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at September 30, 2021:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from purchase of VIE[1]	September 2020	indefinite	$320	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	153	2
Guarantee[3]	July 2011	indefinite	30	—
Consumers
Guarantee[3]	July 2011	indefinite	$30	$—
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
Additionally, in the normal course of business, CMS Energy, Consumers, and certain other subsidiaries of CMS Energy have entered into various agreements containing tax and other indemnity provisions for which they are unable to estimate the maximum potential obligation. At September 30, 2021, the carrying value of these indemnity obligations was $1 million. CMS Energy and Consumers consider the likelihood that they would be required to perform or incur substantial losses related to these indemnities to be remote.
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
3:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long-term debt issuances during the nine months ended September 30, 2021:

	Principal (In Millions)	Interest Rate	Issuance Date	Maturity Date
Consumers
First mortgage bonds	$300	2.650%	August 2021	August 2052
In July 2020, Consumers purchased, in lieu of redemption, $35 million of variable-rate tax-exempt revenue bonds that mature in April 2035. In October 2021, Consumers remarketed the $35 million variable-rate tax-exempt revenue bonds, bearing interest at a rate of 0.875 percent through October 2026, at which time the rate will reset.
In October 2021, CMS Energy retired its $200 million term loan with a maturity of November 2021.
Credit Facilities: The following credit facilities with banks were available at September 30, 2021:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2024	$550	$—	$18	$532
September 23, 2022[1]	31	—	31	—
CMS Enterprises, including subsidiaries
September 25, 2025[2]	$39	$—	$39	$—
September 30, 2025[3]	18	—	8	10
Consumers[4]
June 5, 2024	$850	$—	$12	$838
November 19, 2022	250	—	1	249
April 18, 2022	30	—	30	—
1The maximum aggregate of letters of credit that may be issued under this facility is $50 million. The amount remaining under the facility is uncommitted.
2This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding Aviator Wind Equity Holdings, see Note 12, Variable Interest Entities.
3Under this facility, $8 million is available solely for the purpose of issuing letters of credit. Obligations under this facility are secured by the collateral accounts with the lending bank.

4Obligations under these facilities are secured by first mortgage bonds of Consumers.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2021, there were no commercial paper notes outstanding under this program.
In December 2020, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $350 million at an interest rate of one month LIBOR minus 0.100 percent. In October 2021, Consumers increased the limit at which it could borrow under the agreement to $500 million. At September 30, 2021, there were no outstanding loans under the agreement.
Dividend Restrictions: At September 30, 2021, payment of dividends by CMS Energy on its common stock was limited to $5.9 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at September 30, 2021, Consumers had $1.8 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the nine months ended September 30, 2021, Consumers paid $570 million in dividends on its common stock to CMS Energy.
Issuance of Common Stock: In 2020, CMS Energy entered into an equity offering program under which it may sell, from time to time, shares of CMS Energy common stock. Under the program, CMS Energy may sell its common stock in privately negotiated transactions, in “at the market” offerings, through forward sales transactions, or otherwise.
CMS Energy may sell shares of its common stock having an aggregate sales price of up to $500 million. Presented in the following table are details of CMS Energy’s forward sales contracts under this program at September 30, 2021:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	September 30, 2021
September 15, 2020	June 30, 2022	846,759	$61.04	$59.01
December 22, 2020	June 22, 2022	115,595	61.81	60.27
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
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle the contracts as of September 30, 2021, CMS Energy would have been required to deliver 10,266 shares.
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

In Millions
	CMS Energy, including Consumers		Consumers
	September 30 2021	December 31 2020	September 30 2021	December 31 2020
Assets[1]
Restricted cash equivalents	$30	$17	$26	$15
Nonqualified deferred compensation plan assets	25	23	20	18
Derivative instruments	2	1	2	1
Total assets	$57	$41	$48	$34
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$25	$23	$20	$18
Derivative instruments	9	11	—	—
Total liabilities	$34	$34	$20	$18
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
A subsidiary of CMS Enterprises uses floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with future interest payments on certain long‑term variable-rate debt. The interest rate swaps are accounted for as cash flow hedges of the future variability of interest payments on debt with a notional amount of $81 million at September 30, 2021 and $85 million at December 31, 2020. Gains or losses on these swaps are initially reported in other comprehensive income (loss) and then, as interest payments are made on the hedged debt, are recognized in earnings within interest on long-term debt on CMS Energy’s consolidated statements of income. CMS Energy recorded gains (losses) in other comprehensive income (loss) of $1 million for the nine months ended September 30, 2021 and $(6) million for the nine months ended September 30, 2020. There were no material impacts on interest on long-term debt associated with these swaps during the periods presented. The fair value of these swaps recorded in other liabilities on CMS Energy’s consolidated balance sheets totaled $6 million at September 30, 2021 and $9 million at December 31, 2020. CMS Energy also has other interest rate swaps that economically hedge interest rate risk on debt, but that do not qualify for cash flow hedge accounting; the amounts associated with these swaps were not material for the periods presented.
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

In Millions
	September 30, 2021					December 31, 2020
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$14	$14	$—	$—	$14	$17	$17	$—	$—	$17
Liabilities
Long-term debt[2]	12,599	13,886	1,195	10,727	1,964	12,315	14,601	1,249	11,267	2,085
Long-term payables[3]	31	32	—	—	32	33	35	—	—	35
Consumers
Assets
Long-term receivables[1]	$14	$14	$—	$—	$14	$17	$17	$—	$—	$17
Notes receivable – related party[4]	104	104	—	—	104	107	107	—	—	107
Liabilities
Long-term debt[5]	8,392	9,411	—	7,447	1,964	8,106	9,801	—	7,716	2,085
1Includes current portion of long-term accounts receivable of $9 million at September 30, 2021 and $12 million at December 31, 2020.
2Includes current portion of long-term debt of $572 million at September 30, 2021 and $571 million at December 31, 2020.
3Includes current portion of long-term payables of $22 million at September 30, 2021 and $6 million at December 31, 2020.
4Includes current portion of notes receivable – related party of $7 million at September 30, 2021 and December 31, 2020.
5Includes current portion of long-term debt of $364 million at September 30, 2021 and December 31, 2020.

6:    Retirement Benefits
CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
September 30	2021	2020	2021	2020	2021	2020	2021	2020
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$14	$12	$41	$37	$5	$4	$14	$12
Interest cost	14	20	44	61	6	8	17	25
Settlement loss	—	1	—	1	—	—	—	—
Expected return on plan assets	(51)	(47)	(155)	(143)	(28)	(25)	(82)	(75)
Amortization of:
Net loss	25	23	76	67	2	4	6	11
Prior service cost (credit)	1	—	3	1	(14)	(14)	(40)	(42)
Settlement loss	1	—	4	—	—	—	—	—
Net periodic cost (credit)	$4	$9	$13	$24	$(29)	$(23)	$(85)	$(69)
Consumers
Net periodic cost (credit)
Service cost	$14	$12	$40	$36	$4	$3	$13	$11
Interest cost	14	20	42	59	6	8	17	24
Expected return on plan assets	(49)	(45)	(147)	(136)	(26)	(23)	(77)	(70)
Amortization of:
Net loss	24	22	73	64	2	4	6	11
Prior service cost (credit)	1	—	3	1	(12)	(13)	(38)	(40)
Settlement loss	1	—	4	—	—	—	—	—
Net periodic cost (credit)	$5	$9	$15	$24	$(26)	$(21)	$(79)	$(64)

7:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Nine Months Ended September 30	2021	2020
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.5	4.8
TCJA excess deferred taxes[1]	(5.8)	(4.3)
Production tax credits	(4.8)	(3.3)
Accelerated flow-through of regulatory tax benefits[2]	(3.2)	(1.6)
Research and development tax credits, net[3]	(0.3)	(1.6)
Refund of alternative minimum tax sequestration[4]	—	(1.4)
Other, net	0.4	0.1
Effective tax rate	12.8%	13.7%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.2	5.0
TCJA excess deferred taxes[1]	(4.6)	(3.6)
Production tax credits	(3.5)	(1.9)
Accelerated flow-through of regulatory tax benefits[2]	(2.2)	(1.1)
Research and development tax credits, net[3]	(0.3)	(1.3)
Other, net	(0.2)	(0.3)
Effective tax rate	15.4%	17.8%
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

8:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2021	2020	2021	2020
Income available to common stockholders
Income from continuing operations	$153	$198	$614	$556
Less loss attributable to noncontrolling interests	(6)	(8)	(18)	(7)
Less preferred stock dividends	3	—	3	—
Income from continuing operations available to common stockholders – basic and diluted	$156	$206	$629	$563
Average common shares outstanding
Weighted-average shares – basic	289.1	285.6	288.9	284.8
Add dilutive nonvested stock awards	0.5	0.8	0.5	0.9
Add dilutive forward equity sale contracts	—	0.5	—	0.6
Weighted-average shares – diluted	289.6	286.9	289.4	286.3
Income from continuing operations per average common share available to common stockholders
Basic	$0.54	$0.72	$2.18	$1.98
Diluted	0.54	0.72	2.18	1.97
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

9:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended September 30, 2021	Electric Utility	Gas Utility	Enterprises[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,416	$224	$—	$1,640
Other	—	—	31	31
Revenue recognized from contracts with customers	$1,416	$224	$31	$1,671
Leasing income	—	—	50	50
Financing income	2	1	—	3
Consumers alternative-revenue programs	1	—	—	1
Total operating revenue – CMS Energy	$1,419	$225	$81	$1,725
Consumers
Consumers utility revenue
Residential	$718	$143		$861
Commercial	456	36		492
Industrial	167	5		172
Other	75	40		115
Revenue recognized from contracts with customers	$1,416	$224		$1,640
Financing income	2	1		3
Alternative-revenue programs	1	—		1
Total operating revenue – Consumers	$1,419	$225		$1,644
1Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $35 million for the three months ended September 30, 2021.

In Millions
Three Months Ended September 30, 2020	Electric Utility	Gas Utility	Enterprises[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,255	$192	$—	$1,447
Other	—	—	21	21
Revenue recognized from contracts with customers	$1,255	$192	$21	$1,468
Leasing income	—	—	36	36
Financing income	2	1	—	3
Total operating revenue – CMS Energy	$1,257	$193	$57	$1,507
Consumers
Consumers utility revenue
Residential	$624	$120		$744
Commercial	413	27		440
Industrial	161	5		166
Other	57	40		97
Revenue recognized from contracts with customers	$1,255	$192		$1,447
Financing income	2	1		3
Total operating revenue – Consumers	$1,257	$193		$1,450
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

In Millions
Nine Months Ended September 30, 2021	Electric Utility	Gas Utility	Enterprises[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$3,705	$1,357	$—	$5,062
Other	—	—	86	86
Revenue recognized from contracts with customers	$3,705	$1,357	$86	$5,148
Leasing income	—	—	136	136
Financing income	7	4	—	11
Consumers alternative-revenue programs	1	—	—	1
Total operating revenue – CMS Energy	$3,713	$1,361	$222	$5,296
Consumers
Consumers utility revenue
Residential	$1,847	$917		$2,764
Commercial	1,191	258		1,449
Industrial	458	36		494
Other	209	146		355
Revenue recognized from contracts with customers	$3,705	$1,357		$5,062
Financing income	7	4		11
Alternative-revenue programs	1	—		1
Total operating revenue – Consumers	$3,713	$1,361		$5,074

1Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $94 million for the nine months ended September 30, 2021.

In Millions
Nine Months Ended September 30, 2020	Electric Utility	Gas Utility	Enterprises[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$3,300	$1,212	$—	$4,512
Other	—	—	57	57
Revenue recognized from contracts with customers	$3,300	$1,212	$57	$4,569
Leasing income	—	—	110	110
Financing income	7	5	—	12
Total operating revenue – CMS Energy	$3,307	$1,217	$167	$4,691
Consumers
Consumers utility revenue
Residential	$1,612	$819		$2,431
Commercial	1,093	227		1,320
Industrial	427	32		459
Other	168	134		302
Revenue recognized from contracts with customers	$3,300	$1,212		$4,512
Financing income	7	5		12
Total operating revenue – Consumers	$3,307	$1,217		$4,524
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
Accounts Receivable and Unbilled Revenues: Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost less an allowance for uncollectible accounts. The allowance is increased for uncollectible accounts expense and decreased for account write-offs net of recoveries. CMS Energy and Consumers establish the allowance based on historical losses, management’s assessment of existing economic conditions, customer payment trends, and reasonable and supported forecast information. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past-due terms established with customers. Accounts are written off when deemed uncollectible, which is generally when they become six months past due. CMS Energy and Consumers recorded uncollectible accounts expense of $6 million for the three months ended September 30, 2021 and $5 million for the three months ended September 30, 2020. CMS Energy and Consumers recorded uncollectible accounts expense of $17 million for the nine months ended September 30, 2021 and $18 million for the nine months ended September 30, 2020.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $340 million at September 30, 2021 and $437 million at December 31, 2020.

10:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
	September 30, 2021	December 31, 2020
CMS Energy, including Consumers
Cash and cash equivalents	$102	$32
Restricted cash and cash equivalents	30	17
Current assets held for sale	104	136
Cash and cash equivalents, including restricted amounts – CMS Energy	$236	$185
Consumers
Cash and cash equivalents	$29	$20
Restricted cash and cash equivalents	26	15
Cash and cash equivalents, including restricted amounts – Consumers	$55	$35
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
Current Assets Held for Sale: In June 2021, CMS Energy entered into an agreement for EnerBank to merge with Regions Bank. The merger was completed on October 1, 2021. As a result, EnerBank’s cash and cash equivalents are presented as assets held for sale on CMS Energy’s consolidated balance sheets at September 30, 2021 and December 31, 2020. For information regarding the merger of EnerBank, see Note 13, Exit Activities and Discontinued Operations.

11:    Reportable Segments
Reportable segments consist of business units defined by the products and services they offer. CMS Energy and Consumers evaluate the performance of each segment based on its contribution to net income available to CMS Energy’s common stockholders.
CMS Energy
The segments reported for CMS Energy are:
•electric utility, consisting of regulated activities associated with the generation, purchase, distribution, and sale of electricity in Michigan
•gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
•enterprises, consisting of various subsidiaries engaging in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production
In June 2021, CMS Energy entered into an agreement for EnerBank to merge with Regions Bank. The merger was completed on October 1, 2021. As a result, EnerBank is not included in the composition of CMS Energy’s reportable segments. EnerBank’s results of operations are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the three and nine months ended September 30, 2021 and 2020. The assets and liabilities of EnerBank are presented as held for sale on CMS Energy’s consolidated balance sheets at September 30, 2021 and December 31, 2020. For information regarding the merger of EnerBank, see Note 13, Exit Activities and Discontinued Operations.
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

Presented in the following tables is financial information by segment:

In Millions
	Three Months Ended		Nine Months Ended
September 30	2021	2020	2021	2020
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,419	$1,257	$3,713	$3,307
Gas utility	225	193	1,361	1,217
Enterprises	81	57	222	167
Total operating revenue – CMS Energy	$1,725	$1,507	$5,296	$4,691
Consumers
Operating revenue
Electric utility	$1,419	$1,257	$3,713	$3,307
Gas utility	225	193	1,361	1,217
Total operating revenue – Consumers	$1,644	$1,450	$5,074	$4,524
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$195	$226	$504	$463
Gas utility	(9)	4	208	162
Enterprises	7	13	26	34
Other reconciling items	(7)	(25)	(27)	(62)
Total net income available to common stockholders – CMS Energy	$186	$218	$711	$597
Consumers
Net income (loss) available to common stockholder
Electric utility	$195	$226	$504	$463
Gas utility	(9)	4	208	162
Other reconciling items	—	—	(1)	(1)
Total net income available to common stockholder – Consumers	$186	$230	$711	$624

In Millions
	September 30, 2021	December 31, 2020
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$17,992	$17,155
Gas utility[1]	10,317	9,581
Enterprises	1,119	1,113
Other reconciling items	22	21
Total plant, property, and equipment, gross – CMS Energy	$29,450	$27,870
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$17,992	$17,155
Gas utility[1]	10,317	9,581
Other reconciling items	22	21
Total plant, property, and equipment, gross – Consumers	$28,331	$26,757
CMS Energy, including Consumers
Total assets
Electric utility[1]	$16,092	$15,829
Gas utility[1]	9,969	9,429
Enterprises	1,275	1,276
Other reconciling items	3,177	3,132
Total assets – CMS Energy	$30,513	$29,666
Consumers
Total assets
Electric utility[1]	$16,154	$15,893
Gas utility[1]	10,017	9,477
Other reconciling items	18	29
Total assets – Consumers	$26,189	$25,399
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
Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
	September 30, 2021	December 31, 2020
Current
Cash and cash equivalents	$15	$7
Accounts receivable	8	5
Prepayments and other current assets	1	1
Non-current
Plant, property, and equipment, net	675	692
Total assets[1]	$699	$705
Current
Accounts payable	$13	$3
Non-current
Asset retirement obligations	20	19
Total liabilities	$33	$22
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
The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers. CMS Energy and Consumers have not provided any financial or other support during the periods presented that was not previously contractually required.
CMS Energy’s investment in these partnerships is included in investments on its consolidated balance sheets in the amount of $73 million at September 30, 2021 and $70 million at December 31, 2020.

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
As of September 30, 2021, the cumulative cost incurred and charged to expense related to the D.E. Karn retention incentive program was $16 million. Additionally, an amount of $4 million has been capitalized as a cost of plant, property, and equipment and an amount of $5 million has been deferred as a regulatory asset. Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
	Nine Months Ended
September 30	2021	2020
Retention benefit liability at beginning of period	$11	$4
Costs incurred and charged to maintenance and other operating expenses	—	11
Costs deferred as a regulatory asset[1]	5	—
Costs incurred and capitalized	1	1
Retention benefit liability at the end of the period[2]	$17	$16
1Includes $1 million for the three months ended September 30, 2021.
2Includes current portion of other liabilities of $5 million at September 30, 2021 and $7 million at September 30, 2020.
Discontinued Operations: In June 2021, CMS Energy entered into an agreement for EnerBank to merge with Regions Bank. The merger was completed on October 1, 2021. CMS Energy received proceeds of approximately $1.0 billion from the transaction and expects to recognize a pre-tax gain of approximately $660 million in the fourth quarter of 2021, both of which may be impacted by customary post-closing adjustments. CMS Energy intends to use the proceeds from the merger to fund key initiatives in its core energy business related to safety, reliability, and its clean energy transformation. Under the merger agreement, CMS Energy agreed to indemnify Regions Bank for losses resulting from various matters, primarily breaches of representations and warranties and covenants. CMS Energy considers it remote that it would be required to indemnify or incur substantial losses related to these matters.
As a result of the agreement, EnerBank’s results of operations are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the three and nine months ended September 30, 2021 and 2020. The assets and liabilities of EnerBank are presented as held for sale on CMS Energy’s consolidated balance sheets at September 30, 2021 and December 31, 2020. Also, as a result of the agreement, EnerBank is not included in the composition of CMS Energy’s reportable segments. For more information regarding the composition of CMS Energy’s reportable segments, see Note 11, Reportable Segments.

The table below presents the financial results of EnerBank included in income from discontinued operations:

In Millions
	Three Months Ended		Nine Months Ended
September 30	2021	2020	2021	2020
Operating revenue	$70	$68	$209	$191
Expenses
Operating expenses	17	39	60	104
Interest expense	11	13	34	43
Income before income taxes	$42	$16	$115	$44
Transaction costs	(3)	—	(8)	—
Income from discontinued operations before income taxes	$39	$16	$107	$44
Income tax expense	9	4	25	10
Income from discontinued operations, net of tax	$30	$12	$82	$34
The table below presents the aggregate carrying amounts for the major classes of assets and liabilities held for sale related to EnerBank:

In Millions
	September 30, 2021	December 31, 2020
Assets
Current
Cash and cash equivalents	$104	$136
Accounts receivable and other current assets	143	18
Notes receivable, less allowance of $28 in 2021 and $32 in 2020	247	275
Total current assets	$494	$429
Non‑current
Plant, property, and equipment, net	$29	$22
Notes receivable, less allowance of $84 in 2021 and $91 in 2020	2,532	2,612
Other non‑current assets	45	46
Total non‑current assets	$2,606	$2,680
Total assets	$3,100	$3,109
Liabilities
Current
Current portion of long-term debt	$1,199	$915
Accounts payable and other current liabilities	34	38
Total current liabilities	$1,233	$953
Non‑current
Long-term debt	$1,522	$1,890
Other non‑current liabilities	1	4
Total non‑current liabilities	$1,523	$1,894
Total liabilities	$2,756	$2,847

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
Consumers has announced a long-term strategy for delivering clean, reliable, resilient, and affordable energy, including a plan to end coal use in 2025 as set forth in the 2021 IRP. The MPSC, FERC, other regulatory authorities, or other third parties may prohibit, delay, impair, or deny approval or consent of the 2021 IRP and some or all of the 2021 IRP-associated natural gas-fueled plant acquisitions, or deny reasonable rate recovery of the undepreciated plant balances associated with the retirement of coal-fueled plants necessary to proceed with the 2021 IRP. Consumers may be unable to acquire, site, and/or permit some or all of the generation capacity proposed in the 2021 IRP. Consumers’ ability to implement the 2021 IRP may be affected by global supply chain disruptions. Changes in the cost, availability, and supply of generation capacity may affect the 2021 IRP. Advancements in technology related to items such as battery storage and electric vehicles may not become commercially available or economically feasible as projected in the 2021 IRP. Customer programs such as energy efficiency and demand response may not realize the projected levels of customer participation. CMS Energy and Consumers could suffer financial loss, reputational damage, or other negative repercussions if they are unable to achieve their ambitious plan.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended September 30, 2021:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2021 to July 31, 2021	161	$61.82	—	—
August 1, 2021 to August 31, 2021	201	63.27	—	—
September 1, 2021 to September 30, 2021	4,606	64.80	—	—
Total	4,968	$64.64	—	—
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

4.2[1]	—	Form of Depositary Receipt (included in Exhibit 4.1)
4.3	—
144th Supplemental Indenture dated as of August 12, 2021 between Consumers Energy and The Bank of New York Mellon, as Trustee. (Exhibit 4.1 to Form 8-K filed August 12, 2021 and incorporated herein by reference)

10.1[1]	—	Amendment No. 1 dated as of August 9, 2021 to the Agreement and Plan of Merger, dated June 7, 2021, by and among CMS Energy, EnerBank USA and Regions Bank
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase

Exhibits		Description
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase
104	—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
1    Obligations of CMS Energy or its subsidiaries, but not of Consumers.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION

Dated: October 28, 2021	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: October 28, 2021	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer