Form 10-K
period 2021-12-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2022-02-10
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
The aggregate market value of CMS Energy voting and non‑voting common equity held by non‑affiliates was $17.113 billion for the 289,652,428 CMS Energy Corporation Common Stock shares outstanding on June 30, 2021 based on the closing sale price of $59.08 for CMS Energy Corporation Common Stock, as reported by the New York Stock Exchange on such date. There were no shares of Consumers common equity held by non‑affiliates as of June 30, 2021.
There were 289,760,265 shares of CMS Energy Corporation Common Stock outstanding on January 14, 2022. On January 14, 2022, CMS Energy held all 84,108,789 outstanding shares of common stock of Consumers.
Documents incorporated by reference in Part III: CMS Energy’s and Consumers’ proxy statement relating to their 2022 Annual Meetings of Shareholders to be held May 6, 2022.

CMS Energy Corporation
Consumers Energy Company
Annual Reports on Form 10-K to the Securities and Exchange Commission for the Year Ended December 31, 2021

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

CAO
Chief Accounting Officer

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
Federal Water Pollution Control Act of 1972, as amended

CMS Capital
CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy
CMS Energy Corporation and its consolidated subsidiaries, unless otherwise noted; the parent of Consumers, CMS Enterprises, and, until October 1, 2021, EnerBank; on October 1, 2021, EnerBank was acquired by Regions Bank

CMS Enterprises
CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

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

Dodd-Frank Act
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DTE Electric
DTE Electric Company, a non‑affiliated company

EGLE
Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

EnerBank
EnerBank USA, until October 1, 2021, a wholly owned subsidiary of CMS Capital; on October 1, 2021, EnerBank was acquired by Regions Bank energy waste reduction
The reduction of energy consumption through energy efficiency and demand-side energy conservation, as established under the 2016 Energy Law

Entergy
Entergy Corporation, a non‑affiliated company

EPA
U.S. Environmental Protection Agency

EPS
Earnings per share

ERCOT
Electric Reliability Council of Texas

Exchange Act
Securities Exchange Act of 1934

FERC
Federal Energy Regulatory Commission

First Mortgage Bond Indenture
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

MCV Partnership
Midland Cogeneration Venture Limited Partnership, a non-affiliated company

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

PJM
PJM Interconnection Inc.

PPA
Power purchase agreement

PSCR
Power supply cost recovery

PURPA
Public Utility Regulatory Policies Act of 1978

RCRA
Federal Resource Conservation and Recovery Act of 1976

REC
Renewable energy credit

Regions Bank
A subsidiary of Regions Financial Corporation, a non-affiliated company

ROA
Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to Michigan’s Public Acts 141 and 142 of 2000, as amended

SEC
U.S. Securities and Exchange Commission

securitization
A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of securitization bonds issued by a special-purpose entity affiliated with such utility

Series C preferred stock
4.200 percent cumulative redeemable perpetual preferred stock, Series C, with a liquidation value of $25,000 per share

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
CMS Energy is the parent holding company of several subsidiaries, including Consumers and CMS Enterprises. CMS Energy was also the parent holding company of EnerBank until October 1, 2021 when EnerBank was acquired by Regions Bank. None of CMS Energy, CMS Enterprises, nor any of CMS Energy’s other subsidiaries (other than Consumers) has any obligation in respect of Consumers’ debt securities or preferred stock and holders of such securities should not consider the financial resources or results of operations of CMS Energy, CMS Enterprises, nor any of CMS Energy’s other subsidiaries (other than Consumers and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers’ debt securities or preferred stock. Similarly, neither Consumers nor any other subsidiary of CMS Energy has any obligation in respect of securities of CMS Energy.
Forward-Looking Statements and Information
This Form 10-K and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:
•the impact and effect of the COVID-19 pandemic, the response to the COVID-19 pandemic, and related economic disruptions including, but not limited to, labor shortages, inflation, and supply chain disruptions, all of which could impact CMS Energy’s and Consumers’ workforce, operations, revenues, expenses, uncollectible accounts, energy efficiency programs, pension funding, PSCR and GCR costs, capital investment programs, cash flows, liquidity, maintenance of existing assets, and other operating expenses
•the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures
•potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities
•changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers

•the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, PURPA, infrastructure integrity or security, cybersecurity, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, COVID-19 vaccination and testing requirements, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather-related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; and changes in trade policies or regulations
•the ability of CMS Energy and Consumers to execute cost-reduction strategies
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before EGLE, the EPA, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ routine maintenance, repair, and replacement classification under NSR regulations
•changes in energy markets, including availability and price of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates
•the potential effects of the future transition from LIBOR to an alternative reference interest rate in the credit and capital markets
•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments

•loss of customer demand for electric generation supply to alternative electric suppliers, increased use of self-generation including distributed generation, or energy waste reduction and storage
•increased renewable energy demand due to customers seeking to meet their own sustainability goals
•the reputational or other impact on CMS Energy and Consumers of the failure to achieve ambitions related to reducing their impact on climate change
•adverse consequences of employee, director, or third-party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the 2021 IRP filing or give rise to the termination of the associated purchase agreements, including any action by a regulatory authority or other third party to prohibit, delay, impair, or deny approval for or consent to the 2021 IRP or the consummation of the proposed acquisitions
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, and government approvals
•potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, operations, or backup systems due to accidents, explosions, physical disasters, global pandemics, cyber incidents, civil unrest, vandalism, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions
•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyberattack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on information technology backup or disaster recovery systems
•technological developments in energy production, storage, delivery, usage, and metering
•the ability to implement technology successfully

•the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections
•adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions
•the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements
•the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, and other events
•restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances
•earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts
•changes in financial or regulatory accounting principles or policies (e.g., the adoption of the hypothetical liquidation at book value method of accounting for certain non-regulated renewable energy projects)
•other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents
All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook; and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.

Part I
Item 1.    Business
General
CMS Energy
CMS Energy was formed as a corporation in Michigan in 1987 and is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility; and CMS Enterprises, primarily a domestic independent power producer and marketer. CMS Energy was also the parent holding company of EnerBank, an industrial bank located in Utah, until October 1, 2021 when EnerBank was acquired by Regions Bank. Consumers serves individuals and businesses operating in the alternative energy, automotive, chemical, food, and metal products industries, as well as a diversified group of other industries. CMS Enterprises, through its subsidiaries and equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production.
CMS Energy manages its businesses by the nature of services each provides, and operates principally in three business segments: electric utility; gas utility; and enterprises, its non‑utility operations and investments. Consumers’ consolidated operations account for the substantial majority of CMS Energy’s total assets, income, and operating revenue. CMS Energy’s consolidated operating revenue was $7.3 billion in 2021, $6.4 billion in 2020, and $6.6 billion in 2019.
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
Consumers’ consolidated operating revenue was $7.0 billion in 2021, $6.2 billion in 2020, and $6.4 billion in 2019. For further information about operating revenue, income, and assets and liabilities attributable to Consumers’ electric and gas utility operations, see Item 8. Financial Statements and Supplementary Data—Consumers Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
Consumers owns its principal properties in fee, except that most electric lines, gas mains, and renewable generation projects are located below or adjacent to public roads or on land owned by others and are accessed by Consumers through easements, leases, and other rights. Almost all of Consumers’ properties are subject to the lien of its First Mortgage Bond Indenture. For additional information on Consumers’ properties, see Item 1. Business—Business Segments—Consumers Electric Utility—Electric Utility Properties and Business Segments—Consumers Gas Utility—Gas Utility Properties.

In 2021, Consumers served 1.9 million electric customers and 1.8 million gas customers in Michigan’s Lower Peninsula. Presented in the following map are Consumers’ service territories:

Electric service territory

Gas service territory

Combination electric and gas service territory

•	Electric generation facilities

CMS Energy and Consumers—The Triple Bottom Line
For information regarding CMS Energy’s and Consumers’ purpose and impact on the “triple bottom line” of people, planet, and profit, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.
Business Segments
Consumers Electric Utility
Electric Utility Operations: Consumers’ electric utility operations, which include the generation, purchase, distribution, and sale of electricity, generated operating revenue of $5.0 billion in 2021, and $4.4 billion in 2020 and 2019. Consumers’ electric utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2021 electric utility operating revenue of $5.0 billion by customer class:

Other: 7%
Industrial: 13%
Residential: 48%
Commercial: 32%

Consumers’ electric utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.
In 2021, Consumers’ electric deliveries were 36 billion kWh, which included ROA deliveries of three billion kWh, resulting in net bundled sales of 33 billion kWh. In 2020, Consumers’ electric deliveries were 35 billion kWh, which included ROA deliveries of three billion kWh, resulting in net bundled sales of 32 billion kWh.
Consumers’ electric utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment.

Presented in the following illustration are Consumers’ monthly weather-normalized electric deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including ROA deliveries, during 2021 and 2020:

4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
0
Total GWh per Month
January
February
March
April
May
June
July
August
September
October
November
December
2020
2021

Consumers’ 2021 summer peak demand was 7,951 MW, which included ROA demand of 581 MW. For the 2020-2021 winter season, Consumers’ peak demand was 5,386 MW, which included ROA demand of 465 MW. As required by MISO reserve margin requirements, Consumers owns or controls, through long-term PPAs and short-term capacity purchases, all of the capacity required to supply its projected firm peak load and necessary reserve margin for summer 2022.
Electric Utility Properties: Consumers owns and operates electric generation and distribution facilities. For details about Consumers’ electric generation facilities, see the Electric Utility Generation and Supply Mix section that follows this Electric Utility Properties section. Consumers’ distribution system consists of:
•208 miles of high-voltage distribution overhead lines operating at 138 kV
•4 miles of high-voltage distribution underground lines operating at 138 kV
•4,428 miles of high-voltage distribution overhead lines operating at 46 kV and 69 kV
•19 miles of high-voltage distribution underground lines operating at 46 kV
•82,474 miles of electric distribution overhead lines
•9,395 miles of underground distribution lines
•1,093 substations with an aggregate transformer capacity of 26 million kVA
•three battery facilities with storage capacity of 2 MWh
Consumers is interconnected to the interstate high-voltage electric transmission system owned by METC and operated by MISO. Consumers is also interconnected to neighboring utilities and to other transmission systems.
Electric Utility Generation and Supply Mix: During 2020, Consumers announced a goal of achieving net-zero carbon emissions from its electric business by 2040. This goal includes not only emissions from

Consumers’ owned generation, but also emissions from the generation of power purchased through long-term PPAs and from the MISO energy market.
Consumers expects to meet 90 percent of its customers’ needs with clean energy sources by 2040 through execution of its 2021 IRP, which calls for replacing its coal-fueled generation predominantly with investment in renewable energy. Carbon offset measures including, but not limited to, carbon sequestration, methane emission capture, and forest preservation and reforestation may be used to close the gap to achieving net-zero carbon emissions. Specifically, the 2021 IRP provides for a full transition away from coal-fueled generation by the end of 2025 and includes the retirement of the D.E. Karn oil/gas-fueled and coal-fueled generating units in 2023 and the J.H. Campbell coal-fueled generating units in 2025. For further information on Consumers’ progress towards its net-zero carbon emissions goal, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.

Presented in the following table are details about Consumers’ 2021 electric generation and supply mix:

Name and Location (Michigan)	Number of Units and Year Entered Service	2021 Generation Capacity (MW)	[1]	2021 Electric Supply (GWh)
Coal steam generation
J.H. Campbell 1 & 2 – West Olive[2]	2 Units, 1962-1967	600		3,123
J.H. Campbell 3 – West Olive[2,3]	1 Unit, 1980	788		4,784
D.E. Karn 1 & 2 – Essexville[4]	2 Units, 1959-1961	487		2,954
		1,875		10,861
Oil/Gas steam generation
D.E. Karn 3 & 4 – Essexville[4]	2 Units, 1975-1977	934		128
Hydroelectric
Ludington – Ludington	6 Units, 1973	927	[5]	(321)	[6]
Conventional hydro generation – various locations	35 Units, 1906-1949	76		398
		1,003		77
Gas combined cycle
Jackson – Jackson	1 Unit, 2002	541		2,141
Zeeland – Zeeland	3 Units, 2002	531		2,839
		1,072		4,980
Gas combustion turbines
Zeeland (simple cycle) – Zeeland	2 Units, 2001	316		454
Wind generation
Cross Winds® Energy Park – Tuscola County	114 Turbines, 2014, 2018, and 2019	35		661
Lake Winds® Energy Park – Mason County	56 Turbines, 2012	13		239
Gratiot Farms Wind Project – Gratiot County	60 Turbines, 2020	24		354
Crescent Wind Farm – Hillsdale County	60 Turbines, 2021	25		316
		97		1,570
Solar generation
Solar Gardens – Allendale and Kalamazoo	15,100 Panels, 2016	3		6
Total owned generation		5,300		18,076
Purchased power[7]
Coal generation – T.E.S. Filer City		60		494
Gas generation – MCV Facility[8]		1,240		4,753
Other gas generation – various locations		160		1,109
Nuclear generation – Palisades[8]		792		6,901
Wind generation – various locations		43		1,010
Solar generation – various locations		37		140
Other renewable generation – various locations		220		1,258
		2,552		15,665
Net interchange power[9]		—		645
Total purchased and interchange power		2,552		16,310
Total supply		7,852		34,386
Less distribution and transmission loss				1,786
Total net bundled sales				32,600

1Represents generation capacity during the summer months (planning year 2021 capacity as reported to MISO and limited by interconnection service limits). For wind and solar generation, the amount represents the effective load-carrying capability.
2Consumers plans to retire these generating units in 2025, subject to MPSC approval.
3Represents Consumers’ share of the capacity of the J.H. Campbell 3 unit, net of the 6.69-percent ownership interest of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc, each a non-affiliated company.
4Consumers plans to retire these generating units in 2023, subject to MPSC approval.
5Represents Consumers’ 51-percent share of the capacity of Ludington. DTE Electric holds the remaining 49-percent ownership interest.
6Represents Consumers’ share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak‑demand hours.
7Represents purchases under long-term PPAs.
8For information about Consumers’ long-term PPAs related to the MCV Facility and Palisades, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments—Contractual Commitments.
9Represents purchases from the MISO energy market.

Presented in the following table are the sources of Consumers’ electric supply for the last three years:

GWh
Years Ended December 31	2021	2020	2019
Owned generation
Coal	10,861	7,960	9,776
Gas	5,555	5,883	6,289
Renewable energy	1,974	1,505	1,258
Oil	7	6	5
Net pumped storage[1]	(321)	(371)	(308)
Total owned generation	18,076	14,983	17,020
Purchased power[2]
Gas generation	5,862	7,346	6,812
Nuclear generation	6,901	6,898	6,946
Renewable energy generation	2,408	2,225	2,387
Coal generation	494	513	462
Net interchange power[3]	645	2,655	2,059
Total purchased and interchange power	16,310	19,637	18,666
Total supply	34,386	34,620	35,686
1Represents Consumers’ share of net pumped-storage generation. During 2021, the pumped-storage facility consumed 1,151 GWh of electricity to pump water during off-peak hours for storage in order to generate 830 GWh of electricity later during peak-demand hours.
2Represents purchases under long-term PPAs.
3Represents purchases from the MISO energy market.
During 2021, Consumers acquired 47 percent of the electricity it provided to customers through long-term PPAs and the MISO energy market. Consumers offers its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the market to serve the demand of its customers. Consumers is a net purchaser of power and supplements its generation capability with purchases from the MISO energy market to meet its customers’ needs during peak-demand periods.
At December 31, 2021, Consumers had future commitments to purchase capacity and energy under long-term PPAs with various generating plants. These contracts require monthly capacity payments based on the plants’ availability or deliverability. The payments for 2022 through 2048 are estimated to total $8.0 billion and, for each of the next five years, range from $0.6 billion to $0.8 billion annually. These amounts may vary depending on plant availability and fuel costs. For further information about Consumers’ future capacity and energy purchase obligations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Other Material Cash Requirements and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments—Contractual Commitments.
During 2021, 32 percent of the energy Consumers provided to customers was generated by its coal-fueled generating units, which burned six million tons of coal and produced a combined total of 10,861 GWh of electricity. In order to obtain the coal it needs, Consumers enters into physical coal supply contracts.

At December 31, 2021, Consumers had future commitments to purchase coal through 2023; payment obligations under these contracts totaled $116 million. Most of Consumers’ rail-supplied coal contracts have fixed prices, although some contain market-based pricing. Consumers’ vessel-supplied coal contracts have fixed base prices that are adjusted monthly to reflect changes to the fuel cost of vessel transportation. At December 31, 2021, Consumers had 95 percent of its 2022 expected coal requirements under contract, as well as a 23-day supply of coal on hand.
In conjunction with its coal supply contracts, Consumers leases a fleet of railcars and has transportation contracts with various companies to provide rail and vessel services for delivery of purchased coal to Consumers’ generating facilities. Consumers’ coal transportation contracts are future commitments and expire on various dates through 2025; payment obligations under these contracts totaled $533 million at December 31, 2021.
During 2021, 16 percent of the energy Consumers provided to customers was generated by its natural gas‑fueled generating units, which burned 40 bcf of natural gas and produced a combined total of 5,555 GWh of electricity.
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
Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At December 31, 2021, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.9 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties.
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

Consumers Gas Utility
Gas Utility Operations: Consumers’ gas utility operations, which include the purchase, transmission, storage, distribution, and sale of natural gas, generated operating revenue of $2.1 billion in 2021, $1.8 billion in 2020, and $1.9 billion in 2019. Consumers’ gas utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.
Presented in the following illustration is Consumers’ 2021 gas utility operating revenue of $2.1 billion by customer class:

Other: 6%
Industrial: 4%
Commercial: 15%
GCC: 15%
Residential 60%

Consumers’ gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.
In 2021, deliveries of natural gas through Consumers’ pipeline and distribution network, including off-system transportation deliveries, totaled 347 bcf, which included GCC deliveries of 33 bcf. In 2020, deliveries of natural gas through Consumers’ pipeline and distribution network, including off-system transportation deliveries, totaled 360 bcf, which included GCC deliveries of 36 bcf. Consumers’ gas utility operations are seasonal. The consumption of natural gas typically increases in the winter, due primarily to colder temperatures and the resulting use of natural gas as heating fuel. Consumers injects natural gas into storage during the summer months for use during the winter months. During 2021, 46 percent of the natural gas supplied to all customers during the winter months was supplied from storage.

Presented in the following illustration are Consumers’ monthly weather-normalized natural gas deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including GCC deliveries, during 2021 and 2020:

Total bcf per Month
60
50
40
30
20
10
0
January
February
March
April
May
June
July
August
September
October
November
December
2020
2021

Gas Utility Properties: Consumers’ gas transmission, storage, and distribution system consists of:
•2,392 miles of transmission lines
•15 gas storage fields with a total storage capacity of 309 bcf and a working gas volume of 151 bcf
•28,065 miles of distribution mains
•eight compressor stations with a total of 149,817 installed and available horsepower
In 2019, Consumers released its Methane Reduction Plan, which set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will be offset by purchasing and/or producing renewable natural gas. For further information on Consumers’ progress towards its net-zero methane emissions goal, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.

Gas Utility Supply: In 2021, Consumers purchased 84 percent of the gas it delivered from U.S. suppliers. The remaining 16 percent was purchased from authorized GCC suppliers and delivered by Consumers to customers in the GCC program. Presented in the following illustration are the supply arrangements for the gas Consumers delivered to GCC and GCR customers during 2021:

GCC suppliers: 16%
GCR firm city-gate contracts: 49%
GCR firm gas transportation contracts: 35%

Firm gas transportation or firm city-gate contracts are those that define a fixed amount, price, and delivery time frame. Consumers’ firm gas transportation contracts are with Panhandle Eastern Pipe Line Company and Trunkline Gas Company, LLC, each a non‑affiliated company. Under these contracts, Consumers purchases and transports gas to Michigan for ultimate delivery to its customers. Consumers’ firm gas transportation contracts expire on various dates through 2023 and provide for the delivery of 37 percent of Consumers’ total gas supply requirements in 2022. Consumers purchases the balance of its required gas supply under firm city-gate contracts and through authorized suppliers under the GCC program.
Gas Utility Competition: Competition exists in various aspects of Consumers’ gas utility business. Competition comes from GCC and transportation programs; system bypass opportunities for new and existing customers; and from alternative fuels and energy sources, such as propane, oil, and electricity.
Enterprises Segment—Non-Utility Operations and Investments
CMS Energy’s enterprises segment, through various subsidiaries and certain equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production. The enterprises segment’s operating revenue was $308 million in 2021, $229 million in 2020, and $248 million in 2019.

Independent Power Production: Presented in the following table is information about the independent power plants in which CMS Energy had an ownership interest at December 31, 2021:

Location	Ownership Interest (%)	Primary Fuel Type	Gross Capacity (MW)	[1]	2021 Net Generation (GWh)
Dearborn, Michigan	100	Natural gas[2]	770		4,087
Gaylord, Michigan	100	Natural gas[2]	134		7
Paulding County, Ohio	100	Wind	105		260
Paulding County, Ohio	100	Solar and storage	3		4
Comstock, Michigan	100	Natural gas[2]	76		38
Delta Township, Michigan	100	Solar	24		42
Phillips, Wisconsin	100	Solar	3		5
Coke County, Texas	51	Wind	525		1,793
Filer City, Michigan	50	Coal	73		489
New Bern, North Carolina	50	Wood waste	50		314
Flint, Michigan	50	Wood waste	40		121
Grayling, Michigan	50	Wood waste	38		204
Total			1,841		7,364
1Represents the intended full-load sustained output of each plant. The amount of capacity relating to CMS Energy’s ownership interest was 1,483 MW at December 31, 2021.
2DIG, CMS Generation Michigan Power, and CMS ERM have entered into an agreement to sell these plants to Consumers in 2025, subject to MPSC approval.
The operating revenue from independent power production was $48 million in 2021, and $32 million in 2020 and 2019.
Energy Resource Management: CMS ERM purchases and sells energy commodities in support of CMS Energy’s generating facilities with a focus on optimizing CMS Energy’s independent power production portfolio. In 2021, CMS ERM marketed two bcf of natural gas and 6,305 GWh of electricity. Electricity marketed by CMS ERM was generated by independent power production of the enterprises segment and by unrelated third parties. CMS ERM’s operating revenue was $260 million in 2021, $197 million in 2020, and $216 million in 2019.
Enterprises Segment Competition: The enterprises segment competes with other independent power producers. The needs of this market are driven by electric demand and the generation available.
CMS Energy and Consumers Regulation
CMS Energy, Consumers, and their subsidiaries are subject to regulation by various federal, state, and local governmental agencies, including those described in the following sections. If CMS Energy or Consumers failed to comply with applicable laws and regulations, they could become subject to fines, penalties, or disallowed costs, or be required to implement additional compliance, cleanup, or remediation programs, the cost of which could be material. For more information on the potential impacts of government regulation affecting CMS Energy and Consumers, see Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook, and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters.

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
Rate Proceedings: For information regarding open rate proceedings, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters.
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
The Transportation Security Administration, an agency of the U.S. Department of Homeland Security, regulates certain activities related to the safety and security of natural gas pipelines.

CMS Energy and Consumers Environmental Strategy and Compliance
CMS Energy and Consumers are committed to protecting the environment; this commitment extends beyond compliance with applicable laws and regulations. In 2020, Consumers announced a goal of achieving net-zero carbon emissions from its electric business by 2040. This goal includes not only emissions from Consumers’ owned generation, but also emissions from the generation of power purchased through long-term PPAs and from the MISO energy market.
Consumers expects to meet 90 percent of its customers’ needs with clean energy sources by 2040 through execution of its 2021 IRP, which calls for replacing its coal-fueled generation predominantly with investment in renewable energy. Carbon offset measures including, but not limited to, carbon sequestration, methane emission capture, and forest preservation and reforestation may be used to close the gap to achieving net-zero carbon emissions.
During 2021, Consumers provided 13 percent of its electricity (self-generated and purchased) from renewable sources. In February 2021, Consumers took ownership and began operation of a 166-MW wind generation project in Hillsdale, Michigan. Additionally, during 2021, Consumers entered into agreements to purchase two solar generating facilities as well as PPAs to purchase renewable energy from solar generating facilities presently being developed by other parties. For additional information on these facilities, which are expected to be operational between 2022 and 2024, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties.
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
In December 2021, Consumers announced plans to begin development of a renewable natural gas facility that will capture methane from manure generated at a neighboring farm and convert it into renewable natural gas. The facility, expected to start production in 2023, will reduce methane emissions from the dairy farm and allow Consumers to deliver renewable natural gas as a cost-effective clean alternative fuel for customers.
CMS Energy, Consumers, and their subsidiaries are subject to various federal, state, and local environmental regulations for air and water quality, solid waste management, and other matters. Consumers expects to recover costs to comply with environmental regulations in customer rates, but cannot guarantee this result. For additional information concerning environmental matters, see Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook, and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments.
CMS Energy has recorded a $45 million liability for its subsidiaries’ obligations associated with Bay Harbor and Consumers has recorded a $57 million liability for its obligations at a number of former MGP sites. For additional information, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments.

Solid Waste Disposal: Costs related to the construction, operation, corrective action, and closure of solid waste disposal facilities for coal ash are significant. Consumers’ coal ash disposal areas are regulated under Michigan’s solid waste rules and by the EPA’s rules regulating CCRs. To address some of the requirements of these rules, Consumers has converted all of its fly ash handling systems to dry systems. In addition, Consumers’ ash facilities have programs designed to protect the environment and are subject to quarterly EGLE inspections. Consumers’ estimate of capital and cost of removal expenditures to comply with regulations relating to ash disposal is $159 million from 2022 through 2026.
Water: Consumers uses substantial amounts of water to operate and cool its electric generating plants and gas compression stations. Water discharge quality is regulated by the Clean Water Act, under the federal NPDES program, and administered by EGLE. To comply with such regulation, Consumers’ facilities have discharge permits and monitoring programs. The EPA issued final regulations for wastewater discharges from electric generating plants in 2015 and amended them in 2017 and 2020. Consumers’ estimate of capital expenditures to comply with these regulations as presently promulgated is $22 million from 2022 through 2026.
In 2014, the EPA finalized its cooling water intake rule for electric generating units, which requires Consumers to evaluate the biological impact of its cooling water intake systems and ensure that it is using the best technology available to minimize adverse environmental impacts. Consumers’ estimate of capital expenditures to comply with these regulations is $38 million from 2022 through 2026.
Air: Consumers is subject to federal and state environmental regulations that require extensive reductions in nitrogen oxides, sulfur dioxides, particulate matter, and mercury emissions. To comply with these regulations, Consumers has invested in emissions control equipment at its electric generating plants. Consumers’ estimate of ongoing capital expenditures to comply with these regulations is $36 million from 2022 through 2026.
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

Human Capital
CMS Energy and Consumers employ a highly trained and skilled workforce comprised of union, non‑union, and seasonal employees, and also use contractors. Presented in the following table are the number of employees and contractors of CMS Energy and Consumers:

December 31	2021	2020	2019
CMS Energy, including Consumers
Full-time employees	8,504	8,148	8,128
Seasonal employees[1]	613	603	594
Part-time employees	5	86	67
Contractors	656	508	509
Total workforce	9,778	9,345	9,298
Consumers
Full-time employees	8,309	7,617	7,642
Seasonal employees[1]	613	603	594
Part-time employees	5	10	17
Contractors	656	508	509
Total workforce	9,583	8,738	8,762
1Consumers’ seasonal workforce peaked at 622 employees during 2021, 603 employees during 2020, and 614 employees during 2019. Seasonal employees work primarily during the construction season.
At December 31, 2021, unions represented 41 percent of CMS Energy’s employees and 42 percent of Consumers’ employees. The UWUA represents Consumers’ operating, maintenance, construction, and customer contact center employees. The USW represents Zeeland plant employees. For information about CMS Energy’s and Consumers’ collective bargaining agreements, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 10, Retirement Benefits.
The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. On an annual basis, CMS Energy and Consumers set various safety goals, with their primary measure being the OSHA recordable incident rate. The recordable incident rate was 1.54 in 2021 and 1.22 in 2020. The target recordable incident rate for 2022 is 1.13. Since 2010, Consumers’ OSHA recordable incident rate has decreased by 40 percent.
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
Within the utility industry, there is strong competition for rare, high-demand talent, including those related to renewable energy generation, technology, and data analytics. In order to address this competition and to be able to meet their human capital needs, CMS Energy and Consumers provide compensation and benefits that are competitive with industry peers. Furthermore, CMS Energy and Consumers have developed a comprehensive talent strategy, the Talent Roadmap, to attract, develop, and retain highly skilled employees. The strategy focuses on three areas, which are summarized below.
•Cultivating a Purpose-Driven Culture: This goal is aimed at ensuring all co-workers understand how their work drives CMS Energy’s and Consumers’ key strategic goals. CMS Energy’s and Consumers’ progress toward a purpose-driven culture is measured through an engagement index and an empowerment index developed from data obtained through an annual employee engagement survey of union and non-union co-workers administered by a third party. For the year ended December 31, 2021, the employee engagement index score was 81 percent, which ranked in the first quartile of U.S. utilities. The employee empowerment index score, which measures the percentage of employees that feel the workplace promotes empowerment, was 63 percent. Each employee empowerment question was individually benchmarked and ranked in the third quartile of general industry companies. The general industry benchmark was created by the third party who administered the survey through a targeted sampling of working adults within the U.S. who work for firms with widely respected reputations. CMS Energy and Consumers have a goal to achieve a first-quartile empowerment index score by 2026.
•Creating a Breakthrough Employee Experience: A breakthrough employee experience is one that instills pride and ownership in one’s work. To measure progress toward a breakthrough employee experience, CMS Energy and Consumers measure employees’ satisfaction with people processes, such as performance management and hiring and onboarding new employees. For the year ended December 31, 2021, the employee experience index was 77 percent; CMS Energy and Consumers have a goal to achieve a score of 80 percent by 2030.
•Building Skill Sets at Scale: With an overarching goal of ensuring employees have the right skills to succeed, CMS Energy and Consumers measure progress in this area through achievement of workforce planning and hiring milestones and through a first-time skill attainment index to evaluate the effectiveness of training. CMS Energy and Consumers develop skill sets in co-workers through a variety of means, including union apprenticeship programs and yearly trainings for newly required skills. In 2021, CMS Energy and Consumers launched a full-scale development program for leaders to enable robust succession planning and improve employee engagement and empowerment.
This talent strategy allows CMS Energy and Consumers to shape employees’ experience and enable leaders to coach and develop co-workers, source talent, and anticipate and adjust to changing skill sets in the business environment.
Diversity, Equity, and Inclusion
As a part of their Talent Roadmap, CMS Energy and Consumers also employ a comprehensive diversity, equity, and inclusion strategy designed to embed diversity, equity, and inclusion into all aspects of their business. This is done through embedding standards for diversity, equity, and inclusion into all company processes and ensuring these standards are incorporated into all employee experiences. To measure their success, CMS Energy and Consumers utilize select questions in the annual engagement survey to create a diversity, equity, and inclusion index. For the year ended December 31, 2021, the diversity, equity, and inclusion index score was 78 percent; CMS Energy and Consumers have a goal to achieve a score of 80 percent in 2022.

Co-workers are also empowered to engage in employee resource groups and events that encourage candid conversations around diversity, equity, and inclusion. There are eight employee resource groups available to all co-workers; these groups are, by date of origin:
•the Women’s Advisory Panel, contributing to the achievement of the corporate strategy by supporting the retention, development, and success of women
•the Minority Advisory Panel, promoting a culture of diversity and inclusion among all racial and ethnic minorities through education, leadership, development, and networking
•the Women’s Engineering Network, connecting and empowering women in the science, technology, engineering, and mathematics fields, while building capabilities to support company objectives
•the Veteran’s Advisory Panel, supporting former and active military personnel and assisting in recruiting and retaining veterans through career development
•GEN-ERGY, a multigenerational group designed to bridge the gap of learning, networking, and mentoring across the generations of the workforce
•the Pride Alliance of Consumers Energy, promoting an inclusive environment that is safe, supportive, and respectful for lesbian, gay, bi-sexual, and transgender persons and allies
•capABLE, aimed at removing barriers and creating pathways to meaningful work for employees of all abilities
•Interfaith, a space for co-workers of all backgrounds to gather and celebrate their unique beliefs, creating an environment of understanding and respect for all faiths, religions, and spiritual beliefs, including those with no faith affiliation

Information About CMS Energy’s and Consumers’ Executive Officers
Presented in the following table are the company positions held during the last five years for each of CMS Energy’s and Consumers’ executive officers as of February 4, 2022:

Name, Age, Position(s)	Period
Garrick J. Rochow (age 47)
CMS Energy
President, CEO, and Director	12/2020 – Present
Executive Vice President	1/2020 – 12/2020
Senior Vice President	7/2016 – 1/2020
Consumers
President, CEO, and Director	12/2020 – Present
Executive Vice President	1/2020 – 12/2020
Senior Vice President	7/2016 – 1/2020
CMS Enterprises
Chairman of the Board, CEO, and Director	12/2020 – Present
Rejji P. Hayes (age 47)[1]
CMS Energy
Executive Vice President and CFO	5/2017 – Present
Consumers
Executive Vice President and CFO	5/2017 – Present
CMS Enterprises
Executive Vice President, CFO, and Director	5/2017 – Present
EnerBank
Chairman of the Board and Director	10/2018 – 10/2021
Tonya L. Berry (age 49)[2]
CMS Energy
Senior Vice President	2/2022 – Present
Consumers
Senior Vice President	2/2022 – Present
Vice President	11/2018 – 2/2022
Executive Director, Quality	7/2017 – 11/2018
Catherine A. Hendrian (age 53)
CMS Energy
Senior Vice President	4/2017 – Present
Vice President	3/2015 – 4/2017
Consumers
Senior Vice President	4/2017 – Present
Vice President	3/2015 – 4/2017

Name, Age, Position(s)	Period
Brandon J. Hofmeister (age 45)
CMS Energy
Senior Vice President	7/2017 – Present
Consumers
Senior Vice President	7/2017 – Present
Vice President	7/2016 – 7/2017
CMS Enterprises
Senior Vice President	9/2017 – Present
Shaun M. Johnson (age 43)
CMS Energy
Senior Vice President and General Counsel	5/2019 – Present
Vice President and Deputy General Counsel	4/2016 – 5/2019
Consumers
Senior Vice President and General Counsel	5/2019 – Present
Vice President and Deputy General Counsel	4/2016 – 5/2019
CMS Enterprises
Senior Vice President, General Counsel, and Director	4/2019 – Present
Vice President and General Counsel	10/2018 – 4/2019
EnerBank
Senior Vice President and General Counsel	8/2018 – 6/2020
Venkat Dhenuvakonda Rao (age 51)
CMS Energy
Senior Vice President	9/2016 – Present
Consumers
Senior Vice President	9/2016 – Present
CMS Enterprises
Director	11/2017 – Present
Senior Vice President	9/2016 – Present
EnerBank
Chairman of the Board	9/2016 – 5/2017
Brian F. Rich (age 47)
CMS Energy
Senior Vice President and Chief Customer Officer	8/2019 – Present
Senior Vice President and Chief Information Officer	7/2016 – 8/2019
Consumers
Senior Vice President and Chief Customer Officer	8/2019 – Present
Senior Vice President and Chief Information Officer	7/2016 – 8/2019
LeeRoy Wells, Jr. (age 43)
CMS Energy
Senior Vice President	12/2020 – Present
Consumers
Senior Vice President	12/2020 – Present
Vice President	8/2017 – 12/2020
Executive Director, Electric Systems Operations and Maintenance	12/2015 – 8/2017

Name, Age, Position(s)	Period
Scott B. McIntosh (age 46)
CMS Energy
Vice President, Controller, and CAO	9/2021 – Present
Vice President and Controller	6/2021 – 9/2021
Vice President	9/2015 – 6/2021
Consumers
Vice President, Controller, and CAO	9/2021 – Present
Vice President and Controller	6/2021 – 9/2021
Vice President	9/2015 – 6/2021
CMS Enterprises
Vice President, Controller, and CAO	9/2021 – Present
Vice President and Controller	6/2021 – 9/2021
Vice President	9/2015 – 6/2021
1    Prior to joining CMS Energy and Consumers, Mr. Hayes was Executive Vice President and CFO for ITC Holdings Corp., a non‑affiliated company, from May 2014 through November 2016. Mr. Hayes started with ITC Holdings Corp. in 2012 as Vice President of Finance and Treasurer.
2    Prior to July 2017, Ms. Berry was the Manager of Strategic Initiatives at Massachusetts-based Energy Federation, Inc., a non-affiliated company.
There are no family relationships among executive officers and directors of CMS Energy or Consumers. The list of directors and their biographies will be included in CMS Energy’s and Consumers’ definitive proxy statement for their 2022 Annual Meetings of Shareholders to be held May 6, 2022. The term of office of each of the executive officers extends to the first meeting of each of the Boards of Directors of CMS Energy and Consumers after the next annual election of Directors of CMS Energy and Consumers (to be held on May 6, 2022).
Available Information
CMS Energy’s internet address is www.cmsenergy.com. CMS Energy routinely posts important information on its website and considers the Investor Relations section, www.cmsenergy.com/investor-relations, a channel of distribution. Information contained on CMS Energy’s website is not incorporated herein. CMS Energy’s and Consumers’ annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible free of charge on CMS Energy’s website. These reports are available soon after they are electronically filed with the SEC. Also on CMS Energy’s website are CMS Energy’s and Consumers’:
•Corporate Governance Principles
•Articles of Incorporation
•Bylaws
•Charters and Codes of Conduct (including the Charters of the Audit Committee, Compensation and Human Resources Committee, Finance Committee, and Governance, Sustainability and Public Responsibility Committee, as well as the Employee, Board of Directors, and Third Party Codes of Conduct)

CMS Energy will provide this information in print to any stockholder who requests it.
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
Distributed energy resources could have a material adverse effect on CMS Energy’s and Consumers’ businesses.
Michigan law allows customers to use distributed energy resources for their electric energy needs. These distributed energy resources are connected to Consumers’ electric grid. The state distributed generation program is currently capped by the 2016 Energy Law at one percent of utilities’ peak loads, but Consumers has voluntarily agreed to increase the cap to two percent on its system. Consumers is required to purchase distributed generation customers’ excess generation at rates determined by the MPSC. Recent FERC policy will also soon allow many customer-owned behind-the-meter and grid-connected distributed energy resources to participate in and receive revenue from wholesale electricity markets. Increased customer use of distributed energy resources could result in a reduction of Consumers’ electric sales. Third parties’ operations of distributed energy resources could also potentially have a negative impact on the stability of the grid. An increase in customers’ use of distributed energy resources, and the rate structure for distributed energy resources customers’ use of Consumers’ system and Consumers’ purchases of their excess generation, could have a material adverse effect on CMS Energy and Consumers.
CMS Energy and Consumers are subject to rate regulation, which could have a material adverse effect on financial results.
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
FERC authorizes certain subsidiaries of CMS Energy to sell wholesale electricity at market-based rates. Failure of these subsidiaries to maintain this FERC authority could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. Transmission rates paid by Consumers and other CMS Energy subsidiaries are also set by FERC, as are the tariff terms governing the participation of Consumers and other CMS Energy subsidiaries in FERC-regulated wholesale electricity markets operated by regional transmission organizations and independent system operators such as MISO and PJM. At least one CMS Energy subsidiary participates in the wholesale electricity markets operated by ERCOT, over which FERC has limited control.

The various risks associated with the MPSC and FERC regulation of CMS Energy’s and Consumers’ businesses, which include the risk of adverse decisions in any number of rate or regulatory proceedings before either agency, as well as judicial proceedings challenging any agency decisions, could have a material adverse effect on CMS Energy and Consumers. Changes to the tariffs or business practice manuals of certain wholesale market operators such as MISO, PJM, or ERCOT could also have a material adverse effect on CMS Energy and Consumers.
Utility regulation, state or federal legislation, and compliance could have a material adverse effect on CMS Energy’s and Consumers’ businesses.
CMS Energy and Consumers are subject to, or affected by, extensive utility regulation and state and federal legislation. If it were determined that CMS Energy or Consumers failed to comply with applicable laws and regulations, they could become subject to fines, penalties, or disallowed costs, or be required to implement additional compliance, cleanup, or remediation programs, the cost of which could be material. CMS Energy and Consumers cannot predict the impact of new laws, rules, regulations, principles, or practices by federal or state agencies or wholesale electricity market operators, or challenges or changes to present laws, rules, regulations, principles, or practices and the interpretation of any adoption or change. Furthermore, any state or federal legislation concerning CMS Energy’s or Consumers’ operations could also have a material adverse effect.
FERC, through NERC and its delegated regional entities, oversees reliability of certain portions of the electric grid. CMS Energy and Consumers cannot predict the impact of FERC orders or actions of NERC and its regional entities on electric system reliability. Additionally, national gas pipeline infrastructure has recently been under scrutiny following disruptions related to extreme weather and cyber incidents. In 2021, the Transportation Security Administration issued two mandatory security directives related to natural gas pipelines that apply to Consumers. Additional regulation in this area could adversely affect Consumers’ gas operations.
CMS Energy and Consumers have announced an ambitious plan to reduce their impact on climate change. Achieving this plan depends on numerous factors, many of which are outside of their control.
Consumers has announced a long-term strategy for delivering clean, reliable, resilient, and affordable energy, including a plan to end coal use in 2025 as set forth in the 2021 IRP. The MPSC, FERC, other regulatory authorities, or other third parties may prohibit, delay, impair, or deny approval or consent of the 2021 IRP and some or all of the 2021 IRP-associated natural gas-fueled plant acquisitions, or deny reasonable rate recovery of the undepreciated plant balances associated with the retirement of coal-fueled plants necessary to proceed with the 2021 IRP. Consumers may be unable to acquire, site, and/or permit some or all of the generation capacity proposed in the 2021 IRP. Consumers’ ability to implement the 2021 IRP may be affected by global supply chain disruptions and changes in the cost, availability, and supply of generation capacity. Advancements in technology related to items such as battery storage and electric vehicles may not become commercially available or economically feasible as projected in the 2021 IRP. Customer programs such as energy efficiency and demand response may not realize the projected levels of customer participation. CMS Energy and Consumers could suffer financial loss, reputational damage, litigation, or other negative repercussions if they are unable to achieve their ambitious plan.
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
CMS Energy and its subsidiaries, including Consumers, must comply with the Dodd-Frank Act and its related regulations.
The Dodd-Frank Act provides for regulation by the Commodity Futures Trading Commission of certain commodity-related contracts. Although CMS Energy, Consumers, and certain subsidiaries of CMS Enterprises qualify for an end-user exception from mandatory clearing of commodity-related swaps, these regulations could affect the ability of these entities to participate in these markets and could add additional regulatory oversight over their contracting activities.
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
CMS Energy and Consumers have interests in fossil-fuel-fired power plants, other types of power plants, and natural gas systems that emit greenhouse gases. Federal and state environmental laws and rules, as well as international accords and treaties, could require CMS Energy and Consumers to install additional equipment for emission controls, undertake heat-rate improvement projects, purchase carbon emissions allowances, curtail operations, invest in generating capacity with fewer carbon dioxide emissions, or take other significant steps to manage or lower the emission of greenhouse gases.
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

For additional information regarding compliance with environmental regulations, see Item 1. Business—CMS Energy and Consumers Environmental Strategy and Compliance and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.
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
Consumers expects to incur additional substantial costs related to the remediation of its former MGP sites and other response activity costs at a number of other sites, including, but not limited to, sites of retired coal-fueled electric generating units, under NREPA and CERCLA. Consumers believes these costs should be recoverable in rates, but cannot guarantee that outcome.
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
Consumers’ planned investments include the construction or acquisition of electric generation, electric and gas infrastructure, conversions and expansions, environmental controls, electric grid modernization technology, and other electric and gas investments to upgrade delivery systems, as well as decommissioning of older facilities. The success of these capital investments depends on or could be affected by a variety of factors that include, but are not limited to:
•effective pre-acquisition evaluation of asset values, future operating costs, potential environmental and other liabilities, and other factors beyond Consumers’ control
•effective cost and schedule management of new capital projects
•availability of qualified construction personnel, both internal and contracted
•changes in commodity and other prices, applicable tariffs, and/or material and equipment availability
•governmental approvals and permitting

•operational performance
•changes in environmental, legislative, and regulatory requirements
•regulatory cost recovery
•inflation of labor rates
•increases in lead times and disruptions in supply chain distribution
•barriers to accessing key materials for renewable projects (solar, battery, and other key equipment) created by geopolitical relations and U.S. relations with China
It is possible that adverse events associated with these factors could have a material adverse effect on Consumers.
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
In 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea. The government of Equatorial Guinea claims that, in connection with the sale, CMS Energy owes $152 million in taxes, plus substantial penalties and interest that could be up to or exceed the amount of the taxes claimed. In 2015, the matter was proceeding to formal arbitration; however, since then, the government of Equatorial Guinea has stopped communicating with CMS Energy. CMS Energy has concluded that the government’s tax claim is without merit and believes the likelihood of material loss to be remote, but cannot predict the financial impact or outcome of the matter.
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
In the regular course of business, CMS Energy and Consumers handle a range of sensitive confidential security and customer information. In addition, CMS Energy and Consumers operate in a highly regulated industry that requires the continued operation of sophisticated information and control technology systems and network infrastructure. Despite implementation of security measures, technology systems, including disaster recovery and backup systems, are vulnerable to failure, cyber crime, unauthorized access, and being disabled. These events could impact the reliability of electric generation and electric and gas delivery and also subject CMS Energy and Consumers to financial harm. Cyber crime, which includes the use of malware, computer viruses, and other means for disruption or unauthorized access against companies, including CMS Energy and Consumers, is increasing in frequency, scope, and potential impact. While CMS Energy and Consumers have not been subject to cyber incidents that have had a material impact on their operations to date, their security measures in place may be insufficient to prevent a major cyber incident in the future. If technology systems, including disaster recovery and backup systems, were to fail or be breached, CMS Energy and Consumers might not be able to fulfill critical business functions, and sensitive confidential and proprietary data could be compromised. In addition, because CMS Energy’s and Consumers’ generation, transmission, and distribution systems are part of an interconnected system, a disruption caused by a cyber incident at another utility, electric generator, system operator, or commodity supplier could also adversely affect CMS Energy or Consumers.
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
Natural disasters, severe weather, wars, terrorist acts, civil unrest, vandalism, theft, cyber incidents, pandemics, and other catastrophic events could result in severe damage to CMS Energy’s and Consumers’ assets beyond what could be recovered through insurance policies (which are subject to deductibles, limitations, and self-insurance amounts that could be material), could require CMS Energy and Consumers to incur significant upfront costs, and could severely disrupt operations, resulting in loss of service to customers. There is also a risk that regulators could, after the fact, conclude that Consumers’ preparedness or response to such an event was inadequate and take adverse actions as a result.
Energy risk management strategies might not be effective in managing fuel and electricity pricing risks, which could result in unanticipated liabilities to CMS Energy and Consumers or increased volatility in their earnings.
CMS Energy and Consumers are exposed to changes in market prices for commodities including, but not limited to, natural gas, coal, electric capacity, electric energy, emission allowances, gasoline, diesel fuel, and RECs. CMS Energy and Consumers manage commodity price risk using established policies and procedures, and they may use various contracts to manage this risk, including swaps, options, futures, and forward contracts. No assurance can be made that these strategies will be successful in managing CMS Energy’s and Consumers’ risk or that they will not result in net liabilities to CMS Energy or Consumers as a result of future volatility.
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
The COVID‑19 pandemic has had widespread impacts on people, businesses, economies, and financial markets globally, in the U.S., and in markets where CMS Energy and Consumers conduct business. Future impacts of the pandemic could include a prolonged reduction in economic activity, extended disruption to supply chains and operations, increased labor costs, and reduced availability of labor and productivity. CMS Energy and Consumers provide essential services, which means that CMS Energy and Consumers must keep employees, who operate facilities or interact with customers, safe and minimize unnecessary risk of exposure to COVID‑19. CMS Energy and Consumers have taken extra precautions in an effort to protect the health of employees working in the field and in CMS Energy’s and Consumers’ facilities. CMS Energy and Consumers have also implemented masking and quarantine procedures, in accordance with CDC guidance. This remains an evolving situation; CMS Energy and Consumers will continue to monitor developments and will take additional necessary precautions in order to keep employees, customers, contractors, and communities safe.
The ultimate impact of the COVID‑19 pandemic depends on factors beyond CMS Energy’s and Consumers’ knowledge or control. The degree to which COVID‑19 will ultimately impact CMS Energy and Consumers will depend in part on future developments, including the severity and duration of COVID-19 and its variants, actions or inactions that may be taken by governmental authorities, including, but not limited to, COVID-19 vaccination and testing requirements, and to what extent and when normal economic and operational conditions can resume.

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
Unions represent 42 percent of Consumers’ employees. Consumers’ union agreements expire in 2025. If these employees were to engage in a strike, work stoppage, or other slowdown, Consumers could experience a significant disruption in its operations and higher ongoing labor costs.
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
•General—Consumers
•Business Segments—Consumers Electric Utility—Electric Utility Properties
•Business Segments—Consumers Gas Utility—Gas Utility Properties
•Business Segments—Enterprises Segment—Non-Utility Operations and Investments—Independent Power Production
Item 3.    Legal Proceedings
For information regarding CMS Energy’s and Consumers’ significant pending administrative and judicial proceedings involving regulatory, operating, transactional, environmental, and other matters, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.
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
Part II
Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
CMS Energy
CMS Energy’s common stock is traded on the New York Stock Exchange under the symbol CMS. At January 14, 2022, the number of registered holders of CMS Energy’s common stock totaled 27,158, based on the number of record holders.
For additional information regarding securities authorized for issuance under equity compensation plans, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 11, Stock-Based Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Financings and Capitalization.

Comparison of Five-year Cumulative Total Return

$250
$225
$200
$175
$150
$125
$100
2016
2017
2018
2019
2020
2021
CMS Energy
S&P 500 Index
Dow Jones Utility Index
S&P 400 Utilities Index

	Five-Year Cumulative Total Return
Company/Index	2016	2017	2018	2019	2020	2021
CMS Energy	$100	$117	$127	$165	$164	$180
S&P 500 Index	100	122	116	153	181	233
Dow Jones Utility Index	100	113	116	147	150	176
S&P 400 Utilities Index	100	111	119	136	117	140
These cumulative total returns assume reinvestments of dividends.
Consumers
Consumers’ common stock is privately held by its parent, CMS Energy, and does not trade in the public market.

Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended December 31, 2021:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1, 2021 to October 31, 2021	706	$59.73	—	—
November 1, 2021 to November 30, 2021	72	60.29	—	—
December 1, 2021 to December 31, 2021	702	63.73	—	—
Total	1,480	$61.65	—	—
1All of the common shares were repurchased to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the PISP. The value of shares repurchased is based on the market price on the vesting date.
Unregistered Sales of Equity Securities
None.
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is a combined report of CMS Energy and Consumers.
Executive Overview
CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility; and CMS Enterprises, primarily a domestic independent power producer and marketer. CMS Energy was also the parent holding company of EnerBank, an industrial bank located in Utah, until October 1, 2021 when EnerBank was acquired by Regions Bank as described below. Consumers’ electric utility operations include the generation, purchase, distribution, and sale of electricity, and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas. Consumers’ customer base consists of a mix of primarily residential, commercial, and diversified industrial customers. CMS Enterprises, through its subsidiaries and equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production.
On October 1, 2021, EnerBank was acquired by Regions Bank. CMS Energy received proceeds of over $1 billion from the transaction and recognized a pre-tax gain of $657 million. CMS Energy intends to use the proceeds from the sale to fund key initiatives in its core energy business related to safety, reliability, and its clean energy transformation.
CMS Energy and Consumers manage their businesses by the nature of services each provides. CMS Energy operates principally in three business segments: electric utility; gas utility; and enterprises, its non‑utility operations and investments. As a result of the sale described above, EnerBank is no longer included in the composition of CMS Energy’s reportable segments. EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations. Consumers operates principally in two business segments: electric utility and gas utility. CMS Energy’s and Consumers’ businesses are affected primarily by:
•regulation and regulatory matters
•state and federal legislation
•economic conditions
•weather
•energy commodity prices
•interest rates
•their securities’ credit ratings
The Triple Bottom Line
CMS Energy’s and Consumers’ purpose is to achieve world class performance while delivering hometown service. In support of this purpose, CMS Energy and Consumers employ the “CE Way,” a lean operating model designed to improve safety, quality, cost, delivery, and employee morale.
CMS Energy and Consumers measure their progress toward the purpose by considering their impact on the “triple bottom line” of people, planet, and profit, which is underpinned by performance; this consideration takes into account not only the economic value that CMS Energy and Consumers create for customers and investors, but also their responsibility to social and environmental goals. The triple bottom line balances the interests of employees, customers, suppliers, regulators, creditors, Michigan’s residents, the investment community, and other stakeholders, and it reflects the broader societal impacts of CMS Energy’s and Consumers’ activities.
CMS Energy’s Environmental, Social, Governance and Sustainability Report, which is available to the public, describes CMS Energy’s and Consumers’ progress toward world class performance measured in the areas of people, planet, and profit.
People: The people element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to their employees, their customers, the residents of local communities in which they do business, and other stakeholders.
The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. Since 2010, Consumers’ OSHA recordable incident rate has decreased by 40 percent.
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
In addition, while CMS Energy and Consumers have not yet experienced significant labor or supply chain disruption as a result of the COVID-19 pandemic, they continue to monitor minor disruptions and take steps to mitigate against future impacts in order to continue to provide safe and reliable service to customers.
CMS Energy and Consumers also place a high priority on customer value and on providing a hometown customer experience. Consumers’ customer-driven investment program is aimed at improving safety and increasing electric and gas reliability, which has resulted in measurable improvements in customer satisfaction.
In 2021, Consumers filed an updated Electric Distribution Infrastructure Investment Plan with the MPSC, which outlines a five-year strategy to improve its electric distribution system and the reliability of the grid. The plan dedicates over $1 billion annually to projects that will reduce the number and duration of power outages to customers through investment in infrastructure upgrades, forestry management, and grid modernization.

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
•economic development to increase sales and reduce overall rates
•information and control system efficiencies
•employee and retiree health care cost sharing
•workforce productivity enhancements
In addition, Consumers’ gas commodity costs declined by 52 percent over the last ten years, due not only to a decrease in market prices but also to Consumers’ improvements to its gas infrastructure and optimization of its gas purchasing and storage strategy. These gas commodity savings are passed on to customers.
Planet: The planet element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to protect the environment. This commitment extends beyond compliance with various state and federal environmental, health, and safety laws and regulations. Management considers climate change and other environmental risks in strategy development, business planning, and enterprise risk management processes.
CMS Energy and Consumers continue to focus on opportunities to protect the environment and to reduce their carbon footprint. As a result of actions already taken, CMS Energy and Consumers have:
•decreased their combined percentage of electric supply (self-generated and purchased) from coal by 13 percentage points since 2015
•reduced carbon dioxide emissions by over 30 percent since 2005
•reduced the amount of water used to generate electricity by nearly 30 percent since 2012
•reduced landfill waste disposal by over 1.6 million tons since 1992
•reduced methane emissions by nearly 20 percent since 2012

Since 2005, Consumers has reduced its sulfur dioxide and particulate matter emissions by over 90 percent and its nitrogen oxide emissions by over 80 percent. Consumers began tracking mercury emissions in 2007; since that time, it has reduced such emissions by nearly 90 percent. Presented in the following illustration are Consumers’ reductions in these emissions:

105,000
90,000
75,000
60,000
45,000
30,000
15,000
0
SO2, NOx, and PM Emissions (Tons)
1,000
800
600
400
200
0
Mercury Emissions (Lbs)
2005
2008
2011
2014
2017
2020
Sulfur dioxide (SO2)
Nitrogen oxide (NOx)
Mercury
Particulate matter (PM)

The 2016 Energy Law:
•raised the renewable energy standard to 15 percent in 2021; Consumers met the 15-percent requirement in 2021 and expects to meet the requirement in future years with a combination of newly generated RECs and previously generated RECs carried over from prior years
•established a goal of 35 percent combined renewable energy and energy waste reduction by 2025; Consumers achieved 30 percent combined renewable energy and energy waste reduction through 2021
•authorized incentives for demand response programs and energy efficiency programs, referring to the combined initiatives as energy waste reduction programs
•established an integrated planning process for new capacity and energy resources
Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs. The Clean Energy Plan was originally outlined in Consumers’ 2018 IRP, which was approved by the MPSC in 2019. Under its Clean Energy Plan, Consumers will meet the requirements of the 2016 Energy Law using its clean and lean strategy, which focuses on increasing the generation of renewable energy, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times.

In June 2021, Consumers filed its 2021 IRP with the MPSC, proposing updates to the Clean Energy Plan. Within its 2021 IRP, which is subject to MPSC approval, Consumers outlines its long-term strategy for delivering clean, reliable, resilient, and affordable energy to its customers, including plans to:
•end the use of coal-fueled generation in 2025, 15 years sooner than initially planned
•purchase existing natural gas-fueled generating units, providing an additional 2,177 MW of nameplate capacity and allowing Consumers to continue providing controllable sources of electricity to customers
•expand its investment in renewable energy, adding nearly 8,000 MW of solar generation by 2040
These steps are expected to enable Consumers to meet and exceed the 2016 Energy Law renewable energy requirements and fulfill increasing customer demand for renewable energy. The 2021 IRP is also expected to allow Consumers to exceed its breakthrough goal of at least 50 percent combined renewable energy and energy waste reduction by 2030.
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
Presented in the following illustration is Consumers’ 2021 capacity portfolio and its future capacity portfolio as projected in the 2021 IRP. This illustration includes the effects of purchased capacity and energy waste reduction and uses the nameplate capacity for all energy sources:

14%
12%
11%
26%
18%
8%
11%
35%
15%
10%
40%
47%
15%
10%
28%
49%
14%
10%
27%
63%
15%
12%
10%
2021
2025
2030
2035
2040
Renewable energy[1]
Energy waste reduction
Energy storage
Natural gas
Coal
Nuclear
Oil/gas

1    Does not include RECs.
In 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28-percent reduction below 2005 levels of greenhouse gas emissions by 2025. Consumers has already surpassed the 28-percent reduction milestone for its owned electric generation and previously announced a goal of achieving net-zero carbon emissions from its electric business by 2040.
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
In December 2021, Consumers announced plans to begin development of a renewable natural gas facility that will capture methane from manure generated at a neighboring farm and convert it into renewable natural gas. The facility, expected to start production in 2023, will reduce methane emissions from the dairy farm and allow Consumers to deliver renewable natural gas as a cost-effective clean alternative fuel for customers.
Additionally, to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers announced the following five‑year targets during 2018:
•to reduce its water use by one billion gallons; since 2017, Consumers reduced its water usage by over 1.3 billion gallons cumulatively
•to enhance, restore, or protect 5,000 acres of land; since 2017, Consumers enhanced, restored, or protected over 6,000 acres of land cumulatively
•to reduce the amount of waste taken to landfills by 35 percent; compared to 2017, Consumers reduced its landfill waste by 44 percent in 2021
Consumers exceeded each of these targets and is evaluating new targets for the coming years.
CMS Energy and Consumers are monitoring numerous legislative, policy, and regulatory initiatives, including those to regulate greenhouse gases, and related litigation. While CMS Energy and Consumers cannot predict the outcome of these matters, which could affect them materially, they intend to continue to move forward with their clean and lean strategy.
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
In 2021, CMS Energy’s net income available to common stockholders was $1,348 million, and diluted EPS were $4.66. This compares with net income available to common stockholders of $755 million and diluted EPS of $2.64 in 2020. In 2021, the gain on the sale of EnerBank, along with benefits from gas and electric rate increases and higher electric sales were offset partially by higher service restoration costs, higher distribution, transmission, generation, and compression expenses, and increased depreciation and property taxes, reflecting higher capital spending. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Over the next five years, Consumers expects weather-normalized electric and gas deliveries to remain stable relative to 2021. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in electric and gas demand.

Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service and positively impacting the triple bottom line of people, planet, and profit. During 2021, CMS Energy and Consumers:
•realized approximately $55 million in cost reductions by leveraging the CE Way and through other initiatives
•introduced a new economic development rate designed to attract new business to Michigan and encourage existing businesses to expand their operations
•achieved five-year planet goals, set in 2018, to save one billion gallons of water; enhance, restore or protect 5000 acres of land in Michigan; and reduce waste sent to landfills by 35 percent
•introduced a new three-year electric vehicle pilot program designed to help fleet owners transition to electric vehicles
•announced plans to begin development of a renewable natural gas facility that will convert agricultural waste into clean, renewable natural gas
•expanded their renewable energy programs that assist both business and residential customers in meeting their sustainability goals
•received recognition as #1 utility company in the U.S. for America’s Best Employers for Women and America’s Best Employers for Diversity by Forbes®
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
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

The 2021 IRP, which is subject to MPSC approval, would add over $1 billion of capital expenditures to the $14.3 billion that Consumers already expects to make from 2022 through 2026, which are presented in the following illustration:

Other electric supply
$0.7 billion
Clean generation
$2.8 billion
Gas infrastructure
$6.4 billion
Electric distribution
$4.4 billion

Of this amount, Consumers plans to spend $10.8 billion over the next five years to maintain and upgrade its gas infrastructure and electric distribution systems in order to enhance safety and reliability, improve customer satisfaction, reduce energy waste on those systems, and facilitate its clean energy transformation. The gas infrastructure projects comprise $6.4 billion to sustain deliverability, enhance pipeline integrity and safety, and reduce methane emissions. The electric distribution projects comprise $4.4 billion to strengthen circuits and substations, replace poles, and interconnect clean energy resources. Consumers also expects to spend $2.8 billion on new clean generation, which includes investments in wind, solar, and hydro electric generation resources, and $0.7 billion on other electric supply projects.
Regulation: Regulatory matters are a key aspect of Consumers’ business, particularly rate cases and regulatory proceedings before the MPSC, which permit recovery of new investments while helping to ensure that customer rates are fair and affordable. Important regulatory events and developments not already discussed are summarized below.
2021 Electric Rate Case: In December 2021, the MPSC approved an annual rate increase of $27 million, based on a 9.9 percent authorized return on equity that will be reflected in rates beginning January 1, 2022. In its order, the MPSC disallowed cost recovery for certain categories of recently completed capital expenditures incurred by Consumers. For additional details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters.
2021 Gas Rate Case: In December 2021, Consumers filed an application with the MPSC seeking an annual rate increase of $278 million, based on a 10.5 percent authorized return on equity and a projected twelve-month period ending September 30, 2023. The filing requests authority to recover new infrastructure investment and related costs that are expected to allow Consumers to improve system safety and reliability and reduce fugitive methane emissions.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
Years Ended December 31	2021	2020	Change
Net Income Available to Common Stockholders	$1,348	$755	$593
Basic Earnings Per Average Common Share	$4.66	$2.65	$2.01
Diluted Earnings Per Average Common Share	$4.66	$2.64	$2.02

In Millions
Years Ended December 31	2021	2020	Change
Electric utility	$565	$554	$11
Gas utility	302	261	41
Enterprises	23	36	(13)
Corporate interest and other	(144)	(154)	10
Discontinued operations	602	58	544
Net Income Available to Common Stockholders	$1,348	$755	$593
For a summary of net income available to common stockholders for 2020 versus 2019, as well as detailed changes by reportable segment, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, in the Form 10‑K for the fiscal year ended December 31, 2020, filed February 11, 2021.

Presented in the following table is a summary of after-tax changes to net income available to common stockholders for 2021 versus 2020:

In Millions
Year Ended December 31, 2020		$755
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$54
Gas sales	(23)
Electric rate increase	105
Gas rate increase	74
Lower income tax expense	34
Lower non-operating retirement benefits expenses	33
Absence of 2020 voluntary revenue refund	21
Lower donations	19
Higher service restoration costs	(72)
Higher distribution, transmission, generation, and compression expenses	(43)
Higher depreciation and amortization	(39)
Fleet and other asset impairments[1]	(34)
Higher forestry costs	(23)
Higher property taxes, reflecting higher capital spending	(17)
Higher demand response expenses	(11)
Absence of 2020 gain on sale of transmission assets, net of voluntary gain sharing	(10)
Other	(16)
		$52
Enterprises		(13)
Corporate interest and other		10
Discontinued operations		544
Year Ended December 31, 2021		$1,348
1See Note 2, Regulatory Matters.

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for 2021 versus 2020 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
Year Ended December 31, 2020		$554
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$141
Higher revenue due primarily to favorable weather and sales mix	61
Higher energy waste reduction program revenues	21
Absence of 2020 voluntary revenue refund[2]	16
Higher other revenues	12
		$251
Maintenance and other operating expenses
Higher service restoration costs	(97)
Fleet and other asset impairments[2]	(34)
Higher distribution, transmission, and generation expenses	(31)
Higher forestry costs	(31)
Higher energy waste reduction program costs	(21)
Higher demand response costs	(15)
Absence of 2020 gain on sale of transmission assets, net of voluntary gain sharing	(14)
Higher maintenance and other operating expenses	(9)
		(252)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(33)
General taxes
Higher property taxes, reflecting higher capital spending		(10)
Other income, net of expenses
Lower non-operating retirement benefits expenses and other	24
Lower donations	18
Higher other income, net of expenses	5
		47
Interest charges		10
Income taxes
Higher production tax credits attributable primarily to new wind generation projects	15
Absence of prior years’ research and development tax credits[3]	(7)
Higher electric utility pre-tax earnings	(3)
Higher other income taxes	(7)
		(2)
Year Ended December 31, 2021		$565
1Deliveries to end-use customers were 36.2 billion kWh in 2021 and 35.4 billion kWh in 2020.
2Includes $20 million for fleet disallowances, $10 million for other disallowances, and $4 million for fleet held-for-sale impairment. See Note 2, Regulatory Matters.
3See Note 12, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for 2021 versus 2020 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
Year Ended December 31, 2020		$261
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$99
Absence of 2020 voluntary revenue refund	12
Higher energy waste reduction program revenues	9
Lower revenue due to unfavorable weather and sales mix	(27)
Lower other revenues	(5)
		$88
Maintenance and other operating expenses
Higher distribution, transmission, and compression expenses	(27)
Fleet and other asset impairments[2]	(11)
Higher energy waste reduction program costs	(9)
Higher maintenance and other operating expenses	(16)
		(63)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(21)
General taxes
Higher property taxes, reflecting higher capital spending		(13)
Other income, net of expenses
Lower non-operating retirement benefits expenses and other	20
Lower donations	9
Higher other income, net of expenses	4
		33
Interest charges		(2)
Income taxes
Lower income tax expense due primarily to acceleration of tax benefits associated with cost of removal[3]	14
Lower income tax expense due primarily to accelerated amortization of excess deferred income taxes[3]	13
Higher gas utility pre-tax earnings	(6)
Absence of prior years’ research and development tax credits[3]	(1)
Higher other income taxes	(1)
		19
Year Ended December 31, 2021		$302
1Deliveries to end-use customers were 282 bcf in 2021 and 283 bcf in 2020.
2Includes $9 million for fleet disallowances and $2 million for other disallowances. See Note 2, Regulatory Matters.
3See Note 12, Income Taxes.

Enterprises Results of Operations
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for 2021 versus 2020:

In Millions
Year Ended December 31, 2020	$36
Reason for the change
Lower earnings due primarily to outages at DIG	$(9)
Absence of refund for alternative minimum tax credit sequestration[1]	(4)
Year Ended December 31, 2021	$23
1See Note 12, Income Taxes.
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for 2021 versus 2020:

In Millions
Year Ended December 31, 2020	$(154)
Reasons for the change
Absence of loss on early extinguishment of debt	$12
Reduction in state tax liabilities	7
Absence of refund for alternative minimum tax credit sequestration[1]	(5)
Preferred stock dividends	(5)
Other	1
Year Ended December 31, 2021	$(144)
1See Note 12, Income Taxes.
Results of Discontinued Operations
On October 1, 2021, EnerBank was acquired by Regions Bank. As a result, EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for 2021 and 2020. For additional details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 20, Exit Activities and Discontinued Operations.
Presented in the following table are the detailed after-tax changes to discontinued operations for 2021 versus 2020:

In Millions
Year Ended December 31, 2020	$58
Reason for the change
Gain on sale of EnerBank	$514
Higher earnings at discontinued operations	30
Year Ended December 31, 2021	$602

Cash Position, Investing, and Financing
At December 31, 2021, CMS Energy had $476 million of consolidated cash and cash equivalents, which included $24 million of restricted cash and cash equivalents. At December 31, 2021, Consumers had $44 million of consolidated cash and cash equivalents, which included $22 million of restricted cash and cash equivalents.
For specific components of net cash provided by operating activities, net cash used in investing activities, and net cash used in investing activities for 2020 versus 2019, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Position, Investing, and Financing, in the Form 10‑K for the fiscal year ended December 31, 2020, filed February 11, 2021.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for 2021 versus 2020:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2020	$1,276
Reasons for the change
Higher net income	$578
Non‑cash transactions[1]	87
Absence of pension contributions	700
Gain from sale of EnerBank in 2021[2]	(657)
Lower cash provided by discontinued operations[2]	(144)
Unfavorable impact of changes in core working capital,[3] due primarily to higher gas prices and the timing of collections on deliveries, offset partially by lower vendor payments	(122)
Favorable impact of changes in other assets and liabilities, due primarily to the absence of a payment to settle litigation and the timing of payments on higher property taxes	101
Year Ended December 31, 2021	$1,819
Consumers
Year Ended December 31, 2020	$1,218
Reasons for the change
Higher net income	$52
Non‑cash transactions[1]	(14)
Lower postretirement benefits contributions, primarily absence of pension contributions	681
Unfavorable impact of changes in core working capital,[3] due primarily to higher gas prices and the timing of collections on deliveries, offset partially by lower vendor payments	(78)
Favorable impact of changes in other assets and liabilities, due primarily to lower income tax payments to CMS Energy and the timing of payments on higher property taxes	123
Year Ended December 31, 2021	$1,982
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, bad debt expense, and other non‑cash operating activities and reconciling adjustments.
2For information regarding the sale of EnerBank, see Note 20, Exit Activities and Discontinued Operations.

3Core working capital comprises accounts receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.
Investing Activities
Presented in the following table are specific components of net cash used in investing activities for 2021 versus 2020:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2020	$(2,867)
Reasons for the change
Lower capital expenditures	$235
Proceeds from sale of EnerBank in 2021[1], net of cash and cash equivalents sold and transaction costs	898
Absence of proceeds from sale of transmission equipment in 2020	(58)
Higher cash provided by discontinued operations[1]	563
Other investing activities	(4)
Year Ended December 31, 2021	$(1,233)
Consumers
Year Ended December 31, 2020	$(2,246)
Reasons for the change
Lower capital expenditures	$118
Absence of proceeds from sale of transmission equipment in 2020	(58)
Other investing activities	1
Year Ended December 31, 2021	$(2,185)
1For information regarding the sale of EnerBank, see Note 20, Exit Activities and Discontinued Operations.

Financing Activities
Presented in the following table are specific components of net cash provided by (used in) financing activities for 2021 versus 2020:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2020	$1,619
Reasons for the change
Lower debt issuances	$(2,844)
Lower debt retirements	1,775
Absence of repayments under Consumers’ commercial paper program in 2020	90
Lower issuances of common stock	(227)
Issuance of preferred stock in 2021	224
Higher payments of dividends on common stock	(42)
Absence of debt prepayment costs in 2020	59
Absence of 2020 proceeds from the sale of membership interest in VIE to tax equity investor	(417)
Lower contributions from noncontrolling interest	(30)
Lower cash provided by discontinued operations[1]	(500)
Other financing activities, primarily the use of customer advances for construction, offset largely by lower debt issuance costs	(2)
Year Ended December 31, 2021	$(295)
Consumers
Year Ended December 31, 2020	$1,035
Reasons for the change
Lower debt issuances	$(1,619)
Lower debt retirements	1,059
Absence of repayments under Consumers’ commercial paper program in 2020	90
Higher repayments of borrowings from CMS Energy	(222)
Lower stockholder contribution from CMS Energy	(75)
Higher payments of dividends on common stock	(85)
Absence of debt prepayment costs in 2020	43
Other financing activities, primarily the use of customer advances for construction, offset partially by lower debt issuance costs	(14)
Year Ended December 31, 2021	$212
1For information regarding the sale of EnerBank, see Note 20, Exit Activities and Discontinued Operations.

Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Financings and Capitalization—Dividend Restrictions. During the year ended December 31, 2021, Consumers paid $722 million in dividends on its common stock to CMS Energy.
On October 1, 2021, EnerBank was acquired by Regions Bank. CMS Energy received proceeds of over $1 billion. CMS Energy intends to use the proceeds from the sale to fund key initiatives in its core energy business related to safety, reliability, and its clean energy transformation. For information regarding EnerBank, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 20, Exit Activities and Discontinued Operations.
Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, and fund its other obligations. Consumers also uses these sources of funding to contribute to its employee benefit plans.
Financing and Capital Resources: CMS Energy and Consumers rely on the capital markets to fund their robust capital plan. Barring any sustained market dislocations or disruptions, CMS Energy and Consumers expect to continue to have ready access to the financial and capital markets and will continue to explore possibilities to take advantage of market opportunities as they arise with respect to future funding needs. If access to these markets were to diminish or otherwise become restricted, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending.
In 2020, CMS Energy entered into an equity offering program under which it may sell shares of its common stock having an aggregate sales price of up to $500 million in privately negotiated transactions, in “at the market” offerings, through forward sales transactions, or otherwise.
CMS Energy has entered into forward sales transactions under this program, which allow CMS Energy to either physically settle the contracts by issuing shares of its common stock at the then-applicable forward sale price specified by the agreement or net settle the contracts through the delivery or receipt of cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock. As of December 31, 2021, these contracts have an aggregate sales price of $56 million, maturing through 2022. For more information on these forward sale contracts, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Financings and Capitalization—Issuance of Common Stock.
At December 31, 2021, CMS Energy had $526 million of its revolving credit facility available and Consumers had $1.1 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to

365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At December 31, 2021, there were no commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ revolving credit facilities and commercial paper program, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Financings and Capitalization.
Certain of CMS Energy’s and Consumers’ credit agreements contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At December 31, 2021, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements. CMS Energy and Consumers were each in compliance with these covenants as of December 31, 2021, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to Capital[1]	< 0.70 to 1.0	0.54 to 1.0
Consumers
Debt to Capital[2]	< 0.65 to 1.0	0.48 to 1.0
1Applies to CMS Energy’s revolving credit agreement and letter of credit reimbursement agreement.
2Applies to Consumers’ revolving credit agreements and letter of credit agreement.
Material Cash Requirements: Based on the present investment plan, during 2022, Consumers projects capital expenditures of $2.6 billion. Additionally, CMS Energy’s other material cash requirements for 2022 include $2.3 billion of purchase obligations and $843 million of principal and interest payments on long-term debt. Consumers’ other material cash requirements for 2022 comprise $2.2 billion of purchase obligations and $653 million of principal and interest payments on long-term debt.
Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities. CMS Energy’s and Consumers’ present level of cash and expected cash flows from operating activities, together with access to sources of liquidity, are anticipated to be sufficient to fund contractual obligations and other material cash requirements for 2022 and beyond.
Capital Expenditures: Over the next five years, Consumers expects to make substantial capital investments. Consumers may revise its forecast of capital expenditures periodically due to a number of factors, including environmental regulations, MPSC approval or disapproval, business opportunities, market volatility, economic trends, and the ability to access capital. Presented in the following table are Consumers’ estimated capital expenditures, including lease commitments, for 2022 through 2026:

In Billions
	2022	2023	2024	2025	2026	Total
Consumers
Electric utility operations	$1.5	$1.7	$1.7	$1.5	$1.5	$7.9
Gas utility operations	1.1	1.2	1.3	1.4	1.4	6.4
Total Consumers	$2.6	$2.9	$3.0	$2.9	$2.9	$14.3

Other Material Cash Requirements: Presented in the following table are CMS Energy’s and Consumers’ material cash obligations from known contractual and other legal obligations:

In Billions
	Payments Due
December 31, 2021	Less Than One Year	Total
CMS Energy, including Consumers
Long-term debt	$0.4	$12.6
Interest payments on long-term debt	0.5	12.3
Purchase obligations	2.3	12.5
AROs	—	2.2
Total obligations	$3.2	$39.6
Consumers
Long-term debt	$0.4	$8.5
Interest payments on long-term debt	0.3	6.6
Purchase obligations	2.2	12.0
AROs	—	2.2
Total obligations	$2.9	$29.3
Purchase obligations arise from long-term contracts for the purchase of commodities and related services, plant purchase commitments, and construction and service agreements. The commodities and related services include long-term PPAs, natural gas and associated transportation, and coal and associated transportation. For more information on CMS Energy’s and Consumers’ purchase obligations, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments—Contractual Commitments.
CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. For additional details on indemnity and guarantee arrangements, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments—Guarantees. For additional details on letters of credit and CMS Energy’s forward sales contracts, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Financings and Capitalization.
Outlook
Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position. For additional details regarding these and other uncertainties, see Forward-Looking Statements and Information; Item 1A. Risk Factors; and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.
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
◦the 770-MW DIG plant located in Dearborn, Michigan
◦a 156-MW peaking generating unit located in Gaylord, Michigan
◦a 75-MW peaking generating unit located in Comstock, Michigan
These investments are expected to allow Consumers to continue providing controllable sources of electricity to customers while expanding its investment in renewable energy. The 2021 IRP forecasts renewable energy capacity levels of 35 percent in 2025, 47 percent in 2030, and 63 percent in 2040, including the addition of nearly 8,000 MW of solar generation. Under its 2021 IRP, Consumers will continue to bid new capacity competitively. The updated plan proposes that Consumers will own and operate at least 50 percent of new capacity, with the remainder being built and owned by third parties.
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

As a result of the requests for proposals, Consumers has entered into PPAs to purchase renewable capacity, energy, and RECs from solar generating facilities and build transfer agreements to purchase solar generating facilities, as presented in the following table:

Type of Agreement	Capacity (MW)	Location of Facility	Expected Commercial Operation[1]	Date of Agreement	Date of MPSC Approval
2019 request
PPA (25 years)	140	Calhoun County, Michigan	2022	December 2020	April 2021
Build transfer agreement	150	Southeastern Michigan	2023/2024	January 2021	April 2021

2020 request
PPA (20 years)	30	Manistee, Michigan	2022	May 2021	September 2021
PPA (25 years)[2]	100	Calhoun County, Michigan	2023	October 2021	November 2021
PPA (20 years)[2]	125	Jackson County, Michigan	2023	October 2021	November 2021
Build transfer agreement	150	Southeastern Michigan	2023/2024	October 2021	November 2021
1    For build transfer agreements, represents the date Consumers expects to take full ownership and begin commercial operation.
2    This agreement provides Consumers the option to purchase the associated solar generating facility after ten years.
In addition, Consumers issued a request for proposals in September 2021 to acquire up to 500 MW of new capacity from projects to be operational in Michigan’s Lower Peninsula by December 2024. Specifically, Consumers solicited offers to enter into PPAs with or purchase solar generation projects up to 300 MW in size and to enter into PPAs with PURPA qualifying facilities up to five MW in size. Consumers will acquire at least 250 MW through long-term PPAs. Any contracts entered into as a result of the request for proposals would be subject to MPSC approval.
Renewable Energy Plan: The 2016 Energy Law raised the renewable energy standard to 15 percent in 2021. Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least the required percentage of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers met the 15-percent requirement in 2021 and expects to meet the requirement in future years with a combination of newly generated RECs and previously generated RECs carried over from prior years.
Under Consumers’ renewable energy plan, the MPSC has approved the acquisition of up to 525 MW of new wind generation projects and authorized Consumers to earn a 10.7 percent return on equity on any projects approved by the MPSC. Specifically, the MPSC has approved the following:
•purchase and construction of a 150-MW wind generation project in Gratiot County, Michigan; the project became operational in December 2020
•purchase of a 166-MW wind generation project in Hillsdale, Michigan; the project became operational and Consumers took full ownership in February 2021

•purchase of a wind generation project under development, with capacity of up to 201 MW, in Gratiot County, Michigan; Consumers expects to take full ownership and begin commercial operation of the project before 2024
The MPSC also approved the execution of a 20-year PPA under which Consumers will purchase 100 MW of renewable capacity, energy, and RECs from a 149-MW solar generating facility to be constructed in Calhoun County, Michigan; the facility is expected to be operational in 2022.
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
Over the next five years, Consumers expects weather-normalized electric deliveries to remain stable relative to 2021. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in electric demand. Actual delivery levels will depend on:
•energy conservation measures and results of energy waste reduction programs
•weather fluctuations
•Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At December 31, 2021, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.9 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program.
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
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.
2021 Electric Rate Case: In December 2021, the MPSC approved an annual rate increase of $27 million, based on a 9.9 percent authorized return on equity that will be reflected in rates beginning January 1, 2022. In its order, the MPSC disallowed cost recovery for certain categories of recently completed capital expenditures incurred by Consumers. For additional details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters.
Depreciation Rate Case: In March 2021, Consumers filed a depreciation case related to its electric and common utility property. In this case, Consumers requested to increase depreciation expense, and its recovery of that expense by $43 million annually. In December 2021, the MPSC approved a settlement agreement that decreases depreciation expense by $27 million annually based on December 31, 2019 balances. The new depreciation rates will be reflected in rates beginning January 1, 2022, concurrent with rates to be implemented in accordance with Consumers’ recently approved electric rate case.
PSCR Plan: Consumers submitted its 2022 PSCR plan to the MPSC in September 2021 and, in accordance with its proposed plan, self-implemented the 2022 PSCR charge beginning in January 2022.
Retention Incentive Program: In 2019, Consumers announced a retention incentive program to ensure necessary staffing at the D.E. Karn generating complex through the anticipated retirement of the coal-fueled generating units. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2023 is estimated to be $35 million. In its order in Consumers’ 2020 electric rate case, the MPSC approved deferred accounting treatment for these costs. Consumers expects to recognize $5 million of retention benefit costs in 2022; this expense will be deferred as a regulatory asset. For additional details on this program, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 20, Exit Activities and Discontinued Operations. Within its 2021 IRP, Consumers proposes to retire the J.H. Campbell coal-fueled generating units. No retention incentive costs related to this retirement will be recognized unless Consumers’ 2021 IRP is approved by the MPSC.

Electric Environmental Outlook: Consumers’ operations are subject to various state and federal environmental laws and regulations. Consumers estimates that it will incur capital expenditures of $255 million from 2022 through 2026 to continue to comply with RCRA, the Clean Water Act, the Clean Air Act, and numerous state and federal environmental regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters.
Air Quality: Multiple air quality regulations apply, or may apply, to Consumers.
CSAPR, which initially became effective in 2015, requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone and fine particle pollution in other downwind states. In 2016, the EPA finalized ozone season standards for CSAPR, which became effective in 2017. In 2020, in response to a court-ordered remand due to litigation, the EPA proposed a revised CSAPR rule to reflect updated emission reductions from electric generating units in 12 states, including Michigan. The EPA finalized this revised rule in March 2021, with continued emission reductions through 2024. Consumers has evaluated its emission compliance strategy for existing units based on the proposed number of allowances allocated to Michigan for 2021 through 2024 and believes the impact of this rule should be minimal.
In 2012, the EPA published emission standards for electric generating units, known as MATS, based on Section 112 of the Clean Air Act. Under MATS, all of Consumers’ existing coal-fueled electric generating units were required to add additional controls for hazardous air pollutants. Consumers met the deadline for five coal-fueled units and two oil/gas-fueled units it continues to operate and retired its seven remaining coal-fueled units. In May 2020, the EPA finalized changes to the supporting analysis used to enact the MATS rule. However, in January 2022, the EPA announced a proposed rule to revoke this 2020 finding and reaffirm that it is appropriate and necessary to regulate emissions of hazardous air pollutants from coal- and oil-fueled power plants. The EPA is also considering whether more stringent protections for hazardous air pollution from power plants are feasible and warranted. Consumers will continue to monitor the MATS rule status and any pending litigation. Consumers does not expect any changes to the MATS rule will have a significant impact on its current MATS compliance strategy.
In 2015, the EPA lowered the NAAQS for ozone. The 2015 ozone NAAQS made it more difficult to construct or modify power plants and other emission sources in areas of the country that have not met the 2015 ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. Specifically, seven counties in southeastern Michigan and three counties in western Michigan were not in attainment with the ozone standard by an August 2021 regulatory deadline, and thus may have their nonattainment designations increased from marginal to moderate. None of Consumers’ fossil-fuel-fired generating units are located in these areas. The State of Michigan has convened industry workgroups to seek implementation and control strategy ideas for statewide compliance of the 2015 ozone standard, which will need to be in place by early 2023. In January 2022, EGLE submitted a request to the EPA for redesignation of the seven counties in southeastern Michigan to be in attainment with the 2015 ozone standard based on the most recent data. EGLE is awaiting the EPA’s response to that request. Consumers will continue to stay engaged with EGLE and the workgroups to assess potential impacts to its generating assets.
In August 2020, the EPA proposed to retain the 2015 NAAQS for ozone without revision and finalized this regulatory decision in December 2020. In October 2021, the EPA provided notice that it was going to reconsider the December 2020 ozone NAAQS decision. The EPA believes it will complete this reconsideration by December 2023. Although this action may ultimately result in more ozone nonattainment areas in Michigan, Consumers does not expect that any litigation involving NAAQS for ozone or lowering of the ozone standard will have a material adverse impact on its generating assets.

Consumers’ strategy to comply with air quality regulations, including CSAPR, MATS, and NAAQS, as well as its legal obligations, involved the installation and operation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA and EGLE rulemakings, litigation, executive orders, treaties, and congressional action. This evaluation could result in:
•a change in Consumers’ fuel mix
•changes in the types of generating units Consumers may purchase or build in the future
•changes in how certain units are operated
•the retirement, mothballing, or repowering with an alternative fuel of some of Consumers’ generating units
•changes in Consumers’ environmental compliance costs
Greenhouse Gases: There have been numerous legislative and regulatory initiatives at the state, regional, national, and international levels that involve the potential regulation of greenhouse gases. Consumers continues to monitor and comment on these initiatives and to follow litigation involving greenhouse gases.
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
In 2019, the EPA finalized the Affordable Clean Energy rule, which required individual states to evaluate coal‑fueled power plants for heat‑rate improvements that could increase overall plant efficiency. In January 2021, the D.C. Circuit Court of Appeals vacated and remanded this rule to the EPA which, in turn, appealed the rule to the U.S. Supreme Court. In October 2021, the U.S. Supreme Court agreed to hear an appeal of this case. A decision is expected by June 2022. Consumers cannot evaluate the potential impact of the rule until any appeals and EPA actions are resolved. It is anticipated that the EPA will propose a new regulation in 2022 addressing greenhouse gas emissions from existing fossil-fueled electric generating units, potentially under the Clean Air Act; however, Consumers cannot predict the form and extent of such potential regulation as it is likely to be impacted by the U.S. Supreme Court’s decision on the Affordable Clean Energy rule.
In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which addresses carbon dioxide reduction measures beginning in 2020. While the U.S. had withdrawn from the Paris Agreement, it rejoined the Paris Agreement in 2021. In April 2021, the U.S. announced it is committing to a nationally determined contribution under the Paris Agreement. Nationally determined contributions are the efforts by each country to reduce national greenhouse gas emissions. The commitment made by the U.S. is to reduce greenhouse gas emissions by 50 to 52 percent from 2005 levels by 2030. In its 2021 IRP, pending MPSC approval, Consumers proposed a 60-percent reduction in its carbon emissions from 2005 levels by 2025. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events, as the nationally determined contribution is not binding without new Congressional legislation.

In 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28-percent reduction below 2005 levels of greenhouse gas emissions by 2025. Consumers has already surpassed the 28-percent reduction milestone for its owned electric generation and previously announced a goal of achieving net-zero carbon emissions from its electric business by 2040. The order directs EGLE to develop and oversee an action plan for achieving these goals. In addition, the Governor established the Council on Climate Solutions, an advisory group of key stakeholders to be appointed by the Governor that will assist EGLE in implementing the plan. These goals are aspirational in nature and any changes in law or regulation to achieve these goals would need to be approved by Michigan Legislature or the relevant regulatory agency. The MPSC has requested comments from utilities and other stakeholders on how the Governor’s goal should be incorporated into future IRP filings. Consumers does not expect any adverse changes to its environmental strategy as a result of these events.
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
CCRs: In 2015, the EPA published a rule regulating CCRs under RCRA. This 2015 rule adopts minimum standards for beneficially reusing and disposing of non‑hazardous CCRs. The rule establishes new minimum requirements for CCR unit location, design, structural stability, groundwater monitoring and correction action, flood protection, fugitive dust control, recordkeeping, and public disclosure of certain records, including any groundwater protection standard exceedances. The 2015 rule also sets out conditions under which some CCR units would be forced to cease receiving CCR and non‑CCR wastewater and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. Due to litigation, many aspects of the 2015 CCR rule have been remanded to the EPA, which has resulted in numerous proposed rules and three final rules. One of the final rules is in litigation. Anticipated litigation related to remanded aspects that have not been addressed will add uncertainty around requirements for compliance and state permit programs.
The EPA amended the conditions of forced closure in a rule published in August 2020. The August 2020 rule required all unlined CCR units to initiate closure by mid-April 2021, unless conditions that satisfied an alternate closure schedule were approved by the EPA. Consumers, with agreement from EGLE, completed the work necessary to initiate closure by excavating CCRs or placing a final cover over each of its relevant CCR units prior to the April 2021 closure initiation deadline.
Separate from the 2015 or 2020 rules, Congress passed legislation in 2016 allowing participating states to develop permitting programs for CCRs under RCRA Subtitle D. In 2018, the Michigan Legislature adopted standards for a permitting program, which requires the EPA’s authorization. This program should reduce costly, duplicative oversight over CCRs and provide local oversight to CCR issues unique to Michigan. In April 2020, EGLE submitted a regulatory package for Michigan’s permit program to the EPA for its review, which is still pending. Federal rulemaking challenges may delay EPA approval of the Michigan permitting program.
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
In 2015, the EPA released its final effluent limitation guidelines for steam electric generating plants. These guidelines, which are presently being litigated, set stringent new requirements for the discharge from electric generating units into surface waters. The EPA published a final rule in October 2020, with an effective date of December 2020, revising the 2015 guidelines related to the discharge of certain wastewater streams from electric generating units. The rule also allows for extension of the compliance deadline from the end of 2023 to the end of 2025, upon approval by EGLE through the NPDES permitting process. Consumers received such an extension to 2025 for its Campbell generating facility in 2021. Consumers does not expect any adverse changes to its environmental strategy as a result of these revisions to the rule or any litigation of the guidelines.
In January 2020, the EPA and the U.S. Army Corps of Engineers finalized a rule under the Clean Water Act that repealed a 2015 definition of “Waters of the United States,” narrowed the scope of federal jurisdiction, and reduced the frequency of dual jurisdiction in states with authority to regulate the same waters; Michigan is one such state. In November 2021, the EPA and the U.S. Army Corps of Engineers proposed to revise the 2020 “Waters of the United States” definition to revert to the 2015 “Waters of the United States” definition, with changes reflecting the EPA’s interpretation of intervening U.S. Supreme Court decisions. The proposed November 2021 rulemaking may change how Consumers interacts with federal jurisdictional waters within Michigan, which may add additional requirements to existing compliance programs, or may require additional permitting for infrastructure projects. However, Consumers does not expect adverse changes to its environmental strategy as a result of the current interpretations. The “Waters of the United States” definition continues to be litigated in multiple jurisdictions.
Many of Consumers’ facilities maintain NPDES permits, which are renewed every five years and are vital to the facilities’ operations. Failure of EGLE to renew any NPDES permit, a successful appeal against a permit, a change in the interpretation or scope of NPDES permitting, or onerous terms contained in a permit could have a significant detrimental effect on the operations of a facility.

Protected Wildlife: Multiple regulations apply, or may apply, to Consumers relating to protected species and habitats.
Statutes like the Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act may impact operations at Consumers’ facilities. In May 2021, the U.S. Fish and Wildlife Service proposed to repeal a January 2021 rule related to incidental take of migratory birds. In November 2021, the U.S. Fish and Wildlife Service published an advanced notice of proposed rulemaking outlining its intent to regulate incidental take under the Migratory Bird Treaty Act. Permitting and monitoring fees and restrictions on operations associated with the rules could impact Consumers’ existing and future operations, including wind and solar generation facilities.
Additionally, Consumers is monitoring proposed changes to the listing status of several species within its operational area due to an increase in wildlife-related regulatory activity. A change in species listed under the Endangered Species Act may impact Consumers’ costs to mitigate its impact on protected species and habitats at certain existing facilities as well as siting choices for new facilities.
Other Matters: Other electric environmental matters could have a material impact on Consumers’ outlook. For additional details on other electric environmental matters, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments—Consumers Electric Utility Contingencies—Electric Environmental Matters.
Consumers Gas Utility Outlook and Uncertainties
Gas Deliveries: Consumers’ gas customer deliveries are seasonal. The peak demand for natural gas typically occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel.
Over the next five years, Consumers expects weather-normalized gas deliveries to remain stable relative to 2021. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in gas demand. Actual delivery levels will depend on:
•weather fluctuations
•use by power producers
•availability and development of renewable energy sources
•gas price changes
•Michigan’s economic conditions, including population trends and housing activity
•the price or demand of competing energy sources or fuels
•energy efficiency and conservation impacts
Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For additional details on rate matters, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.
Gas Rate Case: In December 2021, Consumers filed an application with the MPSC seeking an annual rate increase of $278 million, based on a 10.5 percent authorized return on equity and a projected twelve-month period ending September 30, 2023. The filing requests authority to recover new infrastructure investment and related costs that are expected to allow Consumers to improve system safety and reliability and reduce fugitive methane emissions. Presented in the following table are the components of the requested increase in revenue:

In Millions
Projected Twelve-Month Period Ending September 30	2022
Components of the requested rate increase
Investment in rate base	$247
Operating and maintenance costs	(4)
Cost of capital	22
Sales	13
Total	$278
The filing also seeks approval of a revenue decoupling mechanism that would annually reconcile Consumers’ actual weather-normalized non-fuel revenues with the revenues approved by the MPSC.
Depreciation Rate Case: In December 2021, Consumers filed a depreciation case related to its gas utility plant property. In this case, Consumers requested a decrease in depreciation expense of $1 million annually based on December 31, 2020 balances.
GCR Plan: Consumers submitted its 2022-2023 GCR plan to the MPSC in December 2021 and, in accordance with its proposed plan, expects to self-implement the 2022-2023 GCR charge beginning in April 2022.
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
Gas Environmental Outlook: Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites. For additional details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments—Consumers Gas Utility Contingencies—Gas Environmental Matters.
Air Quality: In 2015, the EPA lowered the NAAQS for ozone. The 2015 ozone NAAQS made it more difficult to construct or modify power plants and other emission sources in areas of the country that have not met the 2015 ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. Specifically, seven counties in southeastern Michigan and three counties in western Michigan were not in attainment with the ozone standard by an August 2021 regulatory deadline, and thus may have their nonattainment designations increased from marginal to moderate. Some of Consumers’ compressor stations are located in these areas. The State of Michigan has convened industry workgroups to seek implementation and control strategy ideas for statewide compliance of the 2015 ozone standard, which will need to be in place by early 2023. In January 2022, EGLE submitted a request to the EPA for redesignation of the seven counties in southeastern Michigan to be in attainment with the 2015 ozone standard based on the most recent data. EGLE is awaiting the EPA’s response to that request.
In August 2020, the EPA proposed to retain the 2015 NAAQS for ozone without revision and finalized this regulatory decision in December 2020. In October 2021, the EPA provided notice that it was going to reconsider the December 2020 ozone NAAQS decision. The EPA believes it will complete this reconsideration by December 2023. Consumers will continue to stay engaged with EGLE and the workgroups to assess potential impacts to its compressor stations.
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
In November 2021, the EPA released a proposed rule to regulate methane for the oil and gas sector. This proposed rule is not expected to have a material adverse impact on Consumers’ natural gas storage, compressor stations, and distribution systems, as it applies upstream of Consumers’ facilities.
In 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28-percent reduction below 2005 levels of greenhouse gas emissions by 2025. These new goals could impact Consumers’ gas business over the long term. Consumers is evaluating decarbonization options for its gas business including energy efficiency, renewable natural gas, carbon offsets, and other decarbonization methods. As one strategy, Consumers recently requested the MPSC’s approval of a proposed program that would allow gas customers to purchase carbon offset credits on a voluntary basis. Similarly, in December 2021, Consumers announced plans to begin development of a renewable natural gas facility that will capture methane from manure generated at a neighboring farm and convert it into renewable natural gas. For additional details on the executive order, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which addresses carbon dioxide reduction measures beginning in 2020. While the U.S. had withdrawn from the Paris Agreement, it rejoined the Paris Agreement in 2021. In April 2021, the U.S. announced it is committing to a nationally determined contribution under the Paris Agreement. Nationally determined contributions are the efforts by each country to reduce national greenhouse gas emissions. The commitment made by the U.S. is to reduce greenhouse gas emissions by 50 to 52 percent from 2005 levels by 2030. In its 2021 IRP, pending MPSC approval, Consumers proposed a 60-percent reduction in its carbon emissions from 2005 levels by 2025. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events, as the nationally determined contribution is not binding without new Congressional legislation.
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

Consumers Electric Utility and Gas Utility Outlook and Uncertainties
Energy Waste Reduction Plan: The 2016 Energy Law authorized incentives for demand response programs and energy efficiency programs, referring to the combined initiatives as energy waste reduction programs. The law also set a requirement to achieve annual reductions of 1.0 percent in customers’ electricity use through 2021 and 0.75 percent in customers’ natural gas use indefinitely and established a goal of 35 percent combined renewable energy and energy waste reduction by 2025. Consumers achieved 30 percent combined renewable energy and energy waste reduction through 2021.
Additionally, the MPSC has approved the recovery of demand response costs and an associated financial incentive based on demand response target performance.
Under its energy waste reduction plan, Consumers provides its customers with incentives to reduce usage by offering energy audits; rebates and discounts on purchases of highly efficient appliances; and other incentives and programs.
Enterprises Outlook and Uncertainties
CMS Energy’s primary focus with respect to its enterprises businesses is to maximize the value of generating assets, its share of which represents 1,483 MW of capacity, and to pursue opportunities for the development of renewable generation projects.
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
Trends, uncertainties, and other matters related to the enterprises segment that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•investment in and financial benefits received from renewable energy and energy storage projects
•changes in energy and capacity prices
•severe weather events and climate change associated with increasing levels of greenhouse gases
•changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings
•changes in various environmental laws, regulations, principles, or practices, or in their interpretation
•indemnity and environmental remediation obligations at Bay Harbor

•indemnity obligations assumed in connection with the purchase or ownership of an interest in one or more facilities that involve tax equity financing
•representations, warranties, and indemnities provided by CMS Energy in connection with previous sales of assets
For additional details regarding the enterprises segment’s uncertainties, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments.
Other Outlook and Uncertainties
Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business. For additional details regarding these and other legal matters, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.
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
Contingencies: CMS Energy and Consumers make judgments regarding the future outcome of various matters that give rise to contingent liabilities. For such matters, they record liabilities when they are considered probable and reasonably estimable, based on all available information. In particular, CMS Energy and Consumers are participating in various environmental remediation projects for which they have recorded liabilities. The recorded amounts represent estimates that may take into account such considerations as the number of sites, the anticipated scope, cost, and timing of remediation work, the available technology, applicable regulations, and the requirements of governmental authorities. For remediation projects in which the timing of estimated expenditures is considered reliably determinable, CMS Energy and Consumers record the liability at its net present value, using a discount rate equal to the interest rate on monetary assets that are essentially risk-free and have maturities comparable to that of the environmental liability. The amount recorded for any contingency may differ from actual costs incurred when the contingency is resolved. For additional details, see Item 8. Financial Statements and

Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments.
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
The criteria used to determine if an instrument qualifies for derivative accounting or for an exception from derivative accounting are complex and often require judgment in application. Changes in business strategies or market conditions, as well as a requirement to apply different interpretations of the derivative accounting literature, could result in changes in accounting for a single contract or groups of contracts, which could have a material impact on CMS Energy’s and Consumers’ financial statements. For additional details on CMS Energy’s and Consumers’ derivatives and how the fair values of derivatives are determined, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5, Fair Value Measurements.
Income Taxes: The amount of income taxes paid by CMS Energy is subject to ongoing audits by federal, state, and foreign tax authorities, which can result in proposed assessments. An estimate of the potential outcome of any uncertain tax issue is highly judgmental. CMS Energy believes adequate reserves have been provided for these exposures; however, future results may include favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, CMS Energy’s judgment as to the ability to recover its deferred tax assets may change. CMS Energy believes the valuation allowances related to its deferred tax assets are adequate, but future results may include favorable or unfavorable adjustments. As a result, CMS Energy’s effective tax rate may fluctuate significantly over time. For additional details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12, Income Taxes.
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

Presented in the following table are estimates of credits and cash contributions through 2024 for the DB Pension Plans and OPEB Plan. Actual future costs, credits, and contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.

In Millions
	DB Pension Plans		OPEB Plan
	Credit	Contribution	Credit	Contribution
CMS Energy, including Consumers
2022	$(10)	$—	$(120)	$—
2023	(31)	—	(114)	—
2024	(52)	—	(104)	—
Consumers[1]
2022	$(7)	$—	$(113)	$—
2023	(27)	—	(107)	—
2024	(47)	—	(97)	—
1Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.
Lowering the expected long-term rate of return on the assets of the DB Pension Plans by 25 basis points would increase estimated pension cost for 2022 by $8 million for both CMS Energy and Consumers. Lowering the PBO discount rates by 25 basis points would increase estimated pension cost for 2022 by $5 million for both CMS Energy and Consumers.
Pension and OPEB plan assets are accounted for and disclosed at fair value. Fair value measurements incorporate assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Development of these assumptions may require judgment.
For additional details on postretirement benefits, including the fair value measurements for the assets of the DB Pension Plans and OPEB Plan, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 10, Retirement Benefits.
Unbilled Revenues: Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Consumers records unbilled revenues as accounts receivable and accrued revenue on its consolidated balance sheet. For additional information on unbilled revenues, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 14, Revenue.
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
Presented in the following table is a sensitivity analysis of interest-rate risk on CMS Energy’s and Consumers’ debt instruments, which includes the effects of interest-rate swaps (assuming an adverse change in market interest rates of ten percent):

In Millions
December 31	2021	2020
Fixed-rate financing—potential loss in fair value
CMS Energy, including Consumers	$639	$612
Consumers	402	372
The fair value losses in the above table could be realized only if CMS Energy and Consumers transferred all of their fixed-rate financing to other creditors. The annual earnings exposure related to variable-rate financing was immaterial for both CMS Energy and Consumers at December 31, 2021 and 2020, assuming an adverse change in market interest rates of ten percent. For additional details on financial instruments see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 6, Financial Instruments.

Item 8.    Financial Statements and Supplementary Data

CMS Energy Corporation
Consolidated Statements of Income

In Millions, Except Per Share Amounts
Years Ended December 31	2021	2020	2019
Operating Revenue	$7,329	$6,418	$6,624

Operating Expenses
Fuel for electric generation	593	375	493
Purchased and interchange power	1,665	1,492	1,496
Purchased power – related parties	77	64	75
Cost of gas sold	735	577	769
Maintenance and other operating expenses	1,610	1,280	1,356
Depreciation and amortization	1,114	1,043	989
General taxes	389	357	331
Total operating expenses	6,183	5,188	5,509

Operating Income	1,146	1,230	1,115

Other Income (Expense)
Interest income	3	4	7
Interest income – related parties	—	7	—
Allowance for equity funds used during construction	8	6	10
Income from equity method investees	10	5	10
Non-operating retirement benefits, net	165	118	91
Other income	9	6	4
Other expense	(18)	(62)	(13)
Total other income	177	84	109

Interest Charges
Interest on long-term debt	481	483	439
Interest expense – related parties	12	12	9
Other interest expense	10	12	16
Allowance for borrowed funds used during construction	(3)	(2)	(4)
Total interest charges	500	505	460

Income Before Income Taxes	823	809	764
Income Tax Expense	95	115	131

Income From Continuing Operations	728	694	633
Income From Discontinued Operations, Net of Tax of $170, $18, and $16	602	58	49

Net Income	1,330	752	682
Income (Loss) Attributable to Noncontrolling Interests	(23)	(3)	2

Net Income Attributable to CMS Energy	1,353	755	680
Preferred Stock Dividends	5	—	—

Net Income Available to Common Stockholders	$1,348	$755	$680

In Millions, Except Per Share Amounts
Years Ended December 31	2021	2020	2019
Basic Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$2.58	$2.45	$2.23
Income from discontinued operations per average common share available to common stockholders	2.08	0.20	0.17
Basic earnings per average common share	$4.66	$2.65	2.40

Diluted Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$2.58	$2.44	2.22
Income from discontinued operations per average common share available to common stockholders	2.08	0.20	0.17
Diluted earnings per average common share	$4.66	$2.64	2.39
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2021	2020	2019
Net Income	$1,330	$752	$682

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $6, $(4), and $(3)	19	(15)	(7)
Settlement arising during the period, net of tax of $— for all periods	1	1	—
Prior service credit adjustment, net of tax of $— for all periods	—	(1)	—
Amortization of net actuarial loss, net of tax of $2, $1, and $1	5	5	3
Amortization of prior service credit, net of tax of $— for all periods	(1)	(1)	(2)

Derivatives
Unrealized gain (loss) on derivative instruments, net of tax of $—, $(2), and $(1)	2	(4)	(3)
Reclassification adjustments included in net income, net of tax of $1, $—, and $—	1	2	1

Other Comprehensive Income (Loss)	27	(13)	(8)

Comprehensive Income	1,357	739	674
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(23)	(3)	2

Comprehensive Income Attributable to CMS Energy	$1,380	$742	$672
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2021	2020	2019
Cash Flows from Operating Activities
Net income	$1,330	$752	$682
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,114	1,043	989
Deferred income taxes and investment tax credits	249	170	150
Bad debt expense	22	30	30
Postretirement benefits contributions	(12)	(712)	(10)
Gain from sale of EnerBank	(657)	—	—
Other non‑cash operating activities and reconciling adjustments	(70)	(15)	(55)
Net cash provided by (used in) discontinued operations	(111)	33	39
Changes in assets and liabilities
Accounts receivable and accrued revenue	(103)	(5)	48
Inventories	(93)	28	44
Accounts payable and accrued rate refunds	153	56	(71)
Other current assets and liabilities	13	(68)	(93)
Other non‑current assets and liabilities	(16)	(36)	37
Net cash provided by operating activities	1,819	1,276	1,790

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(2,076)	(2,311)	(2,097)
Net proceeds from sale of EnerBank	898	—	—
Proceeds from sale of transmission equipment	—	58	97
Net cash provided by (used in) discontinued operations	78	(485)	(689)
Cost to retire property and other investing activities	(133)	(129)	(127)
Net cash used in investing activities	(1,233)	(2,867)	(2,816)

Cash Flows from Financing Activities
Proceeds from issuance of debt	335	3,179	2,151
Retirement of debt	(235)	(2,010)	(1,285)
Decrease in notes payable	—	(90)	(7)
Issuance of common stock, net of issuance costs	26	253	12
Issuance of preferred stock, net of issuance costs	224	—	—
Payment of dividends on common and preferred stock	(509)	(467)	(436)
Debt prepayment costs	—	(59)	(8)
Proceeds from the sale of membership interest in VIE to tax equity investor	—	417	—
Contribution from noncontrolling interest	1	31	—
Net cash provided by (used in) discontinued operations	(84)	416	631
Other financing costs	(53)	(51)	(50)
Net cash provided by (used in) financing activities	(295)	1,619	1,008

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	291	28	(18)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	185	157	175

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$476	$185	$157

In Millions
Years Ended December 31	2021	2020	2019
Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Cash transactions
Interest paid (net of amounts capitalized)	$489	$549	$498
Income taxes paid (refunds received), net	16	(58)	(58)
Non‑cash transactions
Capital expenditures not paid	$196	$141	$170
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets

ASSETS
In Millions
December 31	2021	2020
Current Assets
Cash and cash equivalents	$452	$32
Restricted cash and cash equivalents	24	17
Accounts receivable and accrued revenue, less allowance of $20 in 2021 and $29 in 2020	931	853
Accounts receivable – related parties	12	19
Inventories at average cost
Gas in underground storage	462	353
Materials and supplies	168	155
Generating plant fuel stock	37	68
Deferred property taxes	356	332
Regulatory assets	46	42
Assets held for sale	19	429
Prepayments and other current assets	120	104
Total current assets	2,627	2,404

Plant, Property, and Equipment
Plant, property, and equipment, gross	29,893	27,870
Less accumulated depreciation and amortization	8,502	7,938
Plant, property, and equipment, net	21,391	19,932
Construction work in progress	961	1,085
Total plant, property, and equipment	22,352	21,017

Other Non‑current Assets
Regulatory assets	2,259	2,653
Accounts receivable	30	19
Investments	71	70
Assets held for sale	—	2,680
Other	1,414	823
Total other non‑current assets	3,774	6,245

Total Assets	$28,753	$29,666

LIABILITIES AND EQUITY
In Millions
December 31	2021	2020
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$382	$591
Accounts payable	875	661
Accounts payable – related parties	11	7
Accrued rate refunds	12	20
Accrued interest	107	104
Accrued taxes	515	454
Regulatory liabilities	146	151
Liabilities held for sale	—	953
Other current liabilities	156	133
Total current liabilities	2,204	3,074

Non‑current Liabilities
Long-term debt	12,046	11,744
Non-current portion of finance leases and other financing	46	56
Regulatory liabilities	3,802	3,744
Postretirement benefits	142	152
Asset retirement obligations	628	553
Deferred investment tax credit	112	115
Deferred income taxes	2,210	1,863
Liabilities held for sale	—	1,894
Other non‑current liabilities	375	394
Total non‑current liabilities	19,361	20,515

Commitments and Contingencies (Notes 2, 3, and 20)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 289.8 shares in 2021 and 288.9 shares in 2020	3	3
Other paid-in capital	5,406	5,365
Accumulated other comprehensive loss	(59)	(86)
Retained earnings	1,057	214
Total common stockholders’ equity	6,407	5,496
Cumulative preferred stock, Series C, authorized 9.2 depositary shares in 2021; outstanding 9.2 depositary shares in 2021	224	—
Total stockholders’ equity	6,631	5,496
Noncontrolling interests	557	581
Total equity	7,188	6,077

Total Liabilities and Equity	$28,753	$29,666
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity

In Millions, Except Number of Shares in Thousands and Per Share Amounts
	Number of Shares
Years Ended December 31	2021	2020	2019	2021	2020	2019
Total Equity at Beginning of Period				$6,077	$5,055	$4,792

Common Stock
At beginning and end of period				3	3	3

Other Paid-in Capital
At beginning of period	288,940	283,864	283,374	5,365	5,113	5,088
Common stock issued	997	5,609	710	50	265	35
Common stock repurchased	(157)	(216)	(181)	(9)	(13)	(10)
Common stock reissued	—	12	8	—	1	—
Common stock reacquired	(22)	(329)	(47)	—	(1)	—
At end of period	289,758	288,940	283,864	5,406	5,365	5,113

Accumulated Other Comprehensive Loss
At beginning of period				(86)	(73)	(65)
Retirement benefits liability
At beginning of period				(80)	(69)	(63)
Net gain (loss) arising during the period				19	(15)	(7)
Settlement arising during the period				1	1	—
Prior service credit adjustment				—	(1)	—
Amortization of net actuarial loss				5	5	3
Amortization of prior service credit				(1)	(1)	(2)
At end of period				(56)	(80)	(69)

Derivative instruments
At beginning of period				(6)	(4)	(2)
Unrealized gain (loss) on derivative instruments				2	(4)	(3)
Reclassification adjustments included in net income				1	2	1
At end of period				(3)	(6)	(4)

At end of period				(59)	(86)	(73)

Retained Earnings (Accumulated Deficit)
At beginning of period				214	(25)	(271)
Cumulative effect of change in accounting principle				—	(51)	—
Net income attributable to CMS Energy				1,353	755	680
Dividends declared on common stock				(505)	(465)	(434)
Dividends declared on preferred stock				(5)	—	—
At end of period				1,057	214	(25)

In Millions, Except Number of Shares in Thousands and Per Share Amounts
Number of Shares
Years Ended December 31	2021	2020	2019	2021	2020	2019
Cumulative Preferred Stock
At beginning of period				—	—	—
Preferred stock issued, net of issuance costs				224	—	—
At end of period				224	—	—

Noncontrolling Interests
At beginning of period				581	37	37
Impact of purchase and consolidation of VIE				—	101	—
Sale of membership interest in VIE to tax equity investor				—	417	—
Contribution from noncontrolling interest				1	31	—
Income (loss) attributable to noncontrolling interests				(23)	(3)	2
Distributions and other changes in noncontrolling interests				(2)	(2)	(2)
At end of period				557	581	37

Total Equity at End of Period				$7,188	$6,077	$5,055

Dividends declared per common share				$1.7400	$1.6300	$1.5300
Dividends declared per preferred stock Series C depositary share				$0.5688	$—	$—
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income

In Millions
Years Ended December 31	2021	2020	2019
Operating Revenue	$7,021	$6,189	$6,376

Operating Expenses
Fuel for electric generation	463	286	375
Purchased and interchange power	1,599	1,454	1,470
Purchased power – related parties	77	64	75
Cost of gas sold	726	568	754
Maintenance and other operating expenses	1,531	1,224	1,275
Depreciation and amortization	1,077	1,023	975
General taxes	373	349	322
Total operating expenses	5,846	4,968	5,246

Operating Income	1,175	1,221	1,130

Other Income (Expense)
Interest income	2	3	5
Interest and dividend income – related parties	5	5	5
Allowance for equity funds used during construction	8	6	10
Non-operating retirement benefits, net	155	112	85
Other income	8	5	3
Other expense	(18)	(43)	(13)
Total other income	160	88	95

Interest Charges
Interest on long-term debt	294	299	277
Interest expense – related parties	12	12	9
Other interest expense	8	11	15
Allowance for borrowed funds used during construction	(3)	(2)	(4)
Total interest charges	311	320	297

Income Before Income Taxes	1,024	989	928
Income Tax Expense	156	173	185

Net Income	868	816	743
Preferred Stock Dividends	2	2	2

Net Income Available to Common Stockholder	$866	$814	$741

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2021	2020	2019
Net Income	$868	$816	$743

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $1, $(3), and $(3)	2	(9)	(8)
Amortization of net actuarial loss, net of tax of $1, $1, and $—	2	1	1

Other Comprehensive Income (Loss)	4	(8)	(7)

Comprehensive Income	$872	$808	$736
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2021	2020	2019
Cash Flows from Operating Activities
Net income	$868	$816	$743
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,077	1,023	975
Deferred income taxes and investment tax credits	154	177	37
Bad debt expense	22	33	29
Postretirement benefits contributions	(9)	(690)	(7)
Other non‑cash operating activities and reconciling adjustments	(64)	(30)	(32)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(103)	(46)	8
Inventories	(90)	26	40
Accounts payable and accrued rate refunds	140	45	(63)
Other current assets and liabilities	27	(78)	(136)
Other non-current assets and liabilities	(40)	(58)	7
Net cash provided by operating activities	1,982	1,218	1,601

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(2,052)	(2,170)	(2,085)
DB SERP investment in note receivable – related party	—	(5)	—
Proceeds from sale of transmission equipment	—	58	77
Cost to retire property and other investing activities	(133)	(129)	(129)
Net cash used in investing activities	(2,185)	(2,246)	(2,137)

Cash Flows from Financing Activities
Proceeds from issuance of debt	335	1,954	993
Retirement of debt	(27)	(1,086)	(541)
Decrease in notes payable	—	(90)	(7)
Increase in notes payable – related parties	85	307	—
Stockholder contribution	575	650	675
Payment of dividends on common and preferred stock	(724)	(639)	(594)
Debt prepayment costs	—	(43)	(8)
Other financing costs	(32)	(18)	(10)
Net cash provided by financing activities	212	1,035	508

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	9	7	(28)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	35	28	56

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$44	$35	$28

In Millions
Years Ended December 31	2021	2020	2019
Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Cash transactions
Interest paid (net of amounts capitalized)	$298	$305	$279
Income taxes paid (refunds received), net	(10)	51	132
Non‑cash transactions
Capital expenditures not paid	$192	$130	$160
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets

ASSETS
In Millions
December 31	2021	2020
Current Assets
Cash and cash equivalents	$22	$20
Restricted cash and cash equivalents	22	15
Accounts receivable and accrued revenue, less allowance of $20 in 2021 and $29 in 2020	905	828
Assets held for sale	19	—
Accounts and notes receivable – related parties	9	18
Inventories at average cost
Gas in underground storage	462	353
Materials and supplies	163	149
Generating plant fuel stock	33	67
Deferred property taxes	356	332
Regulatory assets	46	42
Prepayments and other current assets	84	68
Total current assets	2,121	1,892

Plant, Property, and Equipment
Plant, property, and equipment, gross	28,771	26,757
Less accumulated depreciation and amortization	8,371	7,844
Plant, property, and equipment, net	20,400	18,913
Construction work in progress	915	1,058
Total plant, property, and equipment	21,315	19,971

Other Non-current Assets
Regulatory assets	2,259	2,653
Accounts receivable	36	25
Accounts and notes receivable – related parties	102	105
Other	1,307	753
Total other non-current assets	3,704	3,536

Total Assets	$27,140	$25,399

LIABILITIES AND EQUITY
In Millions
December 31	2021	2020
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$374	$384
Notes payable – related parties	392	307
Accounts payable	835	636
Accounts payable – related parties	16	7
Accrued rate refunds	12	20
Accrued interest	75	72
Accrued taxes	529	458
Regulatory liabilities	146	151
Other current liabilities	109	104
Total current liabilities	2,488	2,139

Non-current Liabilities
Long-term debt	8,050	7,742
Non-current portion of finance leases and other financing	46	56
Regulatory liabilities	3,802	3,744
Postretirement benefits	104	112
Asset retirement obligations	605	530
Deferred investment tax credit	112	115
Deferred income taxes	2,340	2,094
Other non-current liabilities	314	311
Total non-current liabilities	15,373	14,704

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	6,599	6,024
Accumulated other comprehensive loss	(32)	(36)
Retained earnings	1,834	1,690
Total common stockholder’s equity	9,242	8,519
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	9,279	8,556

Total Liabilities and Equity	$27,140	$25,399
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity

In Millions
Years Ended December 31	2021	2020	2019
Total Equity at Beginning of Period	$8,556	$7,737	$6,920

Common Stock
At beginning and end of period	841	841	841

Other Paid-in Capital
At beginning of period	6,024	5,374	4,699
Stockholder contribution	575	650	675
At end of period	6,599	6,024	5,374

Accumulated Other Comprehensive Loss
At beginning of period	(36)	(28)	(21)
Retirement benefits liability
At beginning of period	(36)	(28)	(21)
Net gain (loss) arising during the period	2	(9)	(8)
Amortization of net actuarial loss	2	1	1
At end of period	(32)	(36)	(28)

At end of period	(32)	(36)	(28)

Retained Earnings
At beginning of period	1,690	1,513	1,364
Net income	868	816	743
Dividends declared on common stock	(722)	(637)	(592)
Dividends declared on preferred stock	(2)	(2)	(2)
At end of period	1,834	1,690	1,513

Cumulative Preferred Stock
At beginning and end of period	37	37	37

Total Equity at End of Period	$9,279	$8,556	$7,737
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consumers Energy Company
Notes to the Consolidated Financial Statements
1:    Significant Accounting Policies
Principles of Consolidation: CMS Energy and Consumers prepare their consolidated financial statements in conformity with GAAP. CMS Energy’s consolidated financial statements comprise CMS Energy, Consumers, CMS Enterprises, and all other entities in which CMS Energy has a controlling financial interest or is the primary beneficiary. Consumers’ consolidated financial statements comprise Consumers and all other entities in which it has a controlling financial interest. CMS Energy uses the equity method of accounting for investments in companies and partnerships that are not consolidated, where they have significant influence over operations and financial policies but are not the primary beneficiary. CMS Energy and Consumers eliminate intercompany transactions and balances.
Use of Estimates: CMS Energy and Consumers are required to make estimates using assumptions that may affect reported amounts and disclosures. Actual results could differ from those estimates.
Contingencies: CMS Energy and Consumers record estimated loss contingencies on their consolidated financial statements when it is probable that a loss has been incurred and when the amount of loss can be reasonably estimated. For environmental remediation projects in which the timing of estimated expenditures is considered reliably determinable, CMS Energy and Consumers record the liability at its net present value, using a discount rate equal to the interest rate on monetary assets that are essentially risk-free and have maturities comparable to that of the environmental liability. CMS Energy and Consumers expense legal fees as incurred; fees incurred but not yet billed are accrued based on estimates of work performed.
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
CMS Energy and Consumers record derivative contracts that do not qualify for the normal purchases and sales exception at fair value on their consolidated balance sheets. At CMS Energy, if the derivative is accounted for as a cash flow hedge, unrealized gains and losses from changes in the fair value of the derivative are recognized in AOCI and subsequently recognized in earnings when the hedged transactions impact earnings. If the derivative is accounted for as a fair value hedge, changes in the fair value of the derivative and changes in the fair value of the hedged item due to the hedged risk are recognized in earnings. For the FTRs at Consumers, changes in fair value are deferred as regulatory assets or liabilities. For details regarding CMS Energy’s and Consumers’ derivative instruments recorded at fair value, see Note 5, Fair Value Measurements.
EPS: CMS Energy calculates basic and diluted EPS using the weighted-average number of shares of common stock and dilutive potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted EPS, includes the effects of nonvested stock awards and forward equity sales. CMS Energy computes the effect on potential common stock using the treasury stock method. Diluted EPS excludes the impact of antidilutive securities, which are those securities resulting in an increase in EPS or a decrease in loss per share. For EPS computations, see Note 13, Earnings Per Share—CMS Energy.
Impairment of Long-Lived Assets and Equity Method Investments: CMS Energy and Consumers perform tests of impairment if certain triggering events occur that indicate the carrying amount of an asset may not be recoverable or that there has been a decline in value that may be other than temporary.
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
Reclassifications: CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the present period. The most significant of these reclassifications is related to CMS Energy’s sale of EnerBank to Regions Bank in October 2021. The assets and liabilities of EnerBank are presented as held for sale on CMS Energy’s consolidated balance sheets at December 31, 2020. Additionally, EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the years ended December 31, 2021, 2020, and 2019. For information regarding the sale of EnerBank, see Note 20, Exit Activities and Discontinued Operations.
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
Other: For additional accounting policies, see:
•Note 7, Plant, Property, and Equipment
•Note 8, Leases and Palisades Financing
•Note 9, Asset Retirement Obligations
•Note 10, Retirement Benefits
•Note 12, Income Taxes

•Note 13, Earnings Per Share—CMS Energy
•Note 14, Revenue
•Note 16, Cash and Cash Equivalents
•Note 19, Variable Interest Entities
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

Presented in the following table are the regulatory assets and liabilities on Consumers’ consolidated balance sheets:

In Millions
December 31	End of Recovery or Refund Period	2021	2020
Regulatory assets
Current
Energy waste reduction plan incentive[1]	2022	$42	$34
Deferred capital spending[2]	2021	—	6
Other	2022	4	2
Total current regulatory assets		$46	$42
Non-current
Postretirement benefits[3]	various	$837	$1,231
Costs of coal-fueled electric generating units to be retired[2]	various	678	678
ARO[4]	various	247	216
Securitized costs[2]	2029	193	221
MGP sites[4]	various	112	120
Unamortized loss on reacquired debt[4]	various	104	108
Energy waste reduction plan incentive[1]	2023	46	42
Energy waste reduction plan[4]	various	13	16
Demand response program[4]	various	10	10
Other	various	19	11
Total non-current regulatory assets		$2,259	$2,653
Total regulatory assets		$2,305	$2,695
Regulatory liabilities
Current
Income taxes, net	2022	$138	$105
Reserve for customer refunds	2022	2	28
Voluntary transmission asset sale gain share	2021	—	14
Other	2022	6	4
Total current regulatory liabilities		$146	$151
Non-current
Cost of removal	various	$2,375	$2,245
Income taxes, net	various	1,297	1,419
Postretirement benefits	various	54	—
Renewable energy grant	2043	47	49
Renewable energy plan	2028	13	9
ARO	various	—	11
Other	various	16	11
Total non-current regulatory liabilities		$3,802	$3,744
Total regulatory liabilities		$3,948	$3,895
1These regulatory assets have arisen from an alternative revenue program and are not associated with incurred costs or capital investments. Therefore, the MPSC has provided for recovery without a return.
2The MPSC has provided, or Consumers expects, a specific return on these regulatory assets.

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
In October 2021, the MPSC approved a settlement agreement authorizing Consumers to collect $42 million during 2022 as an incentive for exceeding its statutory savings targets in 2020. Consumers recognized incentive revenue under this program of $42 million in 2020.
Consumers also exceeded its statutory savings targets in 2021, achieved certain other goals, and will request the MPSC’s approval to collect $46 million, the maximum performance incentive, in the energy waste reduction reconciliation to be filed in May 2022. Consumers recognized incentive revenue under this program of $46 million in 2021.
Deferred Capital Spending: In 2019, the MPSC approved a settlement agreement in Consumers’ 2018 electric rate case, which provided deferred accounting treatment for distribution-related capital investments exceeding certain threshold amounts. Thus, for actual capital spending above the threshold amounts detailed in the settlement agreement, Consumers had deferred as a regulatory asset the associated depreciation and property tax expense as well as the debt component of the overall rate of return on such spending.
Postretirement Benefits: As part of the ratemaking process, the MPSC allows Consumers to recover the costs of postretirement benefits. Accordingly, Consumers defers the net impact of actuarial losses and gains, prior service costs and credits, and settlements associated with postretirement benefits as a regulatory asset or liability. The asset or liability will decrease as the deferred items are amortized and recognized as components of net periodic benefit cost. For details about settlements and the amortization periods, see Note 10, Retirement Benefits.
Costs of Coal-fueled Electric Generating Units to be Retired: In 2019, the MPSC approved the settlement agreement reached in Consumers’ 2018 IRP, under which Consumers plans to retire the D.E. Karn coal-fueled electric generating units in 2023. Under Michigan law, electric utilities have been permitted to use highly rated, low-cost securitization bonds to finance the recovery of qualified costs. In 2019, Consumers removed from total plant, property, and equipment an amount representing the projected remaining book value of the two coal-fueled electric generating units upon their retirement, and recorded it as a regulatory asset. Until securitization, the book value of the generating units will remain in rate base and receive full regulatory returns in general rate cases.
In December 2020, the MPSC issued a securitization financing order authorizing Consumers to issue securitization bonds in order to finance the recovery of the remaining book value of the two coal-fueled electric generating units upon their retirement. An intervenor appealed the order, contending that it should not have to pay the securitization surcharge. In November 2021, the Michigan Court of Appeals affirmed the MPSC’s determination that the intervenor must pay the securitization charge.

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
Securitized Costs: In 2013, the MPSC issued a securitization financing order authorizing Consumers to issue securitization bonds in order to finance the recovery of the remaining book value of seven smaller coal-fueled electric generating units that Consumers retired in 2016 and three smaller natural gas-fueled electric generating units that Consumers retired in 2015. Upon receipt of the MPSC’s order, Consumers removed the book value of the ten units from plant, property, and equipment and recorded this amount as a regulatory asset. Consumers is amortizing the regulatory asset over the life of the related securitization bonds, which it issued through a subsidiary in 2014. For additional details regarding the securitization bonds, see Note 4, Financings and Capitalization.
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
Demand Response Program: In Consumers’ 2018 IRP and general rate cases, the MPSC has approved the recovery of demand response costs. Consumers annually files a reconciliation with the MPSC to review actual demand response costs against amounts approved.
Regulatory Liabilities
Income Taxes, Net: Consumers records regulatory assets and liabilities to reflect the difference between deferred income taxes recognized for financial reporting purposes and amounts previously reflected in Consumers’ rates. This net balance will decrease over the remaining life of the related temporary differences and flow through income tax expense. The majority of the net regulatory liability recorded related to income taxes is associated with plant assets that are subject to normalization, which is governed by the Internal Revenue Code, and will be returned to customers over the remaining book life of the related plant assets, the average of which is 44 years for gas plant assets and 27 years for electric plant assets. For additional details on deferred income taxes, see Note 12, Income Taxes.
Reserve for Customer Refunds: In December 2020, the MPSC issued an order authorizing Consumers to refund $28 million voluntarily to utility customers. In May 2021, the MPSC approved a filing submitted by Consumers that proposed the refund take the form of incremental spending in 2021 and 2022 above amounts included in rates on various programs, including electric service restoration and gas and electric technology expenses. If Consumers does not achieve the incremental spending, the remaining balance will be provided to electric or gas utility customers through a bill credit.

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
Consumers Electric Utility
2021 Electric Rate Case: In March 2021, Consumers filed an application with the MPSC seeking an annual rate increase of $225 million, based on a 10.5 percent authorized return on equity and a projected twelve-month period ending December 31, 2022. In July 2021, Consumers reduced its requested annual rate increase to $201 million. In December 2021, the MPSC approved an annual rate increase of $27 million, based on a 9.9 percent authorized return on equity. This increase reflects the net impact of the approved settlement agreement in Consumers’ electric depreciation rate case, which reduced annual depreciation expense by $27 million.
In its final order, the MPSC disallowed cost recovery for fleet assets and certain other categories of recently completed capital expenditures incurred by Consumers. As a result of this disallowance, Consumers recorded an impairment charge of $41 million within maintenance and other operating expenses on its consolidated statements of income for the year ended December 31, 2021. This charge includes an assessment of probable loss of $11 million on similar categories of gas utility capital expenditures that are pending recovery in Consumers’ 2021 gas rate case. Though Consumers plans to pursue full recovery of certain of these electric and gas capital expenditures, the position taken by the MPSC in this electric rate case provides significant uncertainty around whether Consumers will ultimately succeed.
In January 2022, Consumers filed a petition for rehearing requesting the MPSC reconsider its disallowance of $11 million in capital expenditures for which the MPSC had already approved recovery in a previous electric rate order; this amount was not included in the impairment charge based on Consumers’ assessment of the merits of the petition for rehearing. The order disallowed recovery of other categories of capital expenditures, requiring that Consumers provide additional cost/benefit analysis and other information in its next electric rate case to support cost recovery. Consumers has incurred approximately $23 million related to these programs as of December 31, 2021 and, for certain ongoing projects, expects to incur additional capital expenditures in 2022 and beyond. While Consumers intends to support fully the prudency of such capital expenditures, it is reasonably possible that the MPSC will disallow some or all of these capital expenditures. An additional material disallowance of incurred capital costs could negatively affect CMS Energy’s and Consumers’ future results of operations. Consumers cannot predict the outcome of these proceedings.
Finally, the order disallowed various other categories of capital expenditures in the projected test year, primarily challenging the accuracy of Consumers’ projection of these expenditures through 2022. While these are presently excluded from rate base, Consumers believes it will be successful in recovering the actual capital expenditures incurred for these programs in future rate cases.
As a result of the order, in December 2021, Consumers committed to a plan to sell fleet assets with a fair value of $15 million. To reflect these held-for-sale assets at their fair value, less expected selling costs, Consumers recorded an additional impairment charge of $4 million within maintenance and other operating expenses on its consolidated statements of income for the year ended December 31, 2021.
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
Presented in the following table are the assets and liabilities for PSCR and GCR underrecoveries and overrecoveries reflected on Consumers’ consolidated balance sheets:

In Millions
December 31	2021	2020
Assets
GCR underrecoveries	$25	$—
Accounts receivable and accrued revenue	$25	$—
Liabilities
PSCR overrecoveries	$12	$5
GCR overrecoveries	—	15
Accrued rate refunds	$12	$20
PSCR Plans and Reconciliations: In October 2021, the MPSC issued an order in Consumers’ 2019 PSCR reconciliation, authorizing recovery of $1.9 billion of power costs and authorizing Consumers to reflect in its 2020 PSCR reconciliation the overrecovery of $18 million.
In April 2021, the MPSC issued an order in Consumers’ 2020 PSCR plan authorizing the 2020 PSCR charge that Consumers self-implemented beginning in January 2020. In March 2021, Consumers filed its 2020 PSCR reconciliation, requesting full recovery of $1.8 billion of power costs and authorization to reflect in its 2021 PSCR reconciliation the underrecovery of $4 million.
In January 2022, the MPSC issued an order in Consumers’ amended 2021 PSCR plan authorizing the 2021 PSCR charge that Consumers self-implemented beginning in January 2021.

GCR Plans and Reconciliations: In May 2021, the MPSC approved a settlement agreement in Consumers’ 2019-2020 GCR reconciliation, authorizing recovery of $0.5 billion of gas costs and authorizing Consumers to reflect in its 2020-2021 GCR reconciliation the overrecovery of $6 million.
In June 2021, Consumers filed its 2020-2021 GCR reconciliation, requesting full recovery of $0.4 billion of gas costs and authorization to reflect in its 2021-2022 GCR reconciliation the overrecovery of $1 million.
Consumers submitted its 2021-2022 GCR plan to the MPSC in December 2020 and self-implemented its proposed 2021-2022 GCR charge in April 2021. The MPSC approved a settlement agreement in this proceeding in September 2021, authorizing the GCR charge that Consumers had self-implemented.
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
CMS Energy Contingencies
Bay Harbor: CMS Land retained environmental remediation obligations for the collection and treatment of leachate at Bay Harbor after selling its interests in the development in 2002. Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site. In 2012, CMS Land and EGLE finalized an agreement that established the final remedies and the future water quality criteria at the site. CMS Land completed all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit, which was renewed in January 2022 and is valid through 2025.
At December 31, 2021, CMS Energy had a recorded liability of $45 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $57 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs in each of the next five years:

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

Equatorial Guinea Tax Claim: In 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea. The government of Equatorial Guinea claims that, in connection with the sale, CMS Energy owes $152 million in taxes, plus substantial penalties and interest that could be up to or exceed the amount of the taxes claimed. In 2015, the matter was proceeding to formal arbitration; however, since then, the government of Equatorial Guinea has stopped communicating with CMS Energy. CMS Energy has concluded that the government’s tax claim is without merit and believes the likelihood of material loss to be remote, but cannot predict the financial impact or outcome of the matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.
Consumers Electric Utility Contingencies
Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $2 million and $4 million. At December 31, 2021, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At December 31, 2021, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
At December 31, 2021, Consumers had a recorded liability of $57 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $61 million. Consumers expects to pay the following amounts for remediation and other response activity costs in each of the next five years:

In Millions
	2022	2023	2024	2025	2026
Consumers
Remediation and other response activity costs	$3	$9	$24	$11	$1
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At December 31, 2021, Consumers had a regulatory asset of $112 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At December 31, 2021, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
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
In September 2020, the MPSC disallowed the recovery of $7 million in incremental gas purchases related to the fire. In January 2021, the MPSC denied Consumers’ petition for a rehearing challenging this disallowance. In February 2021, Consumers filed an appeal of the MPSC’s denial with the Michigan Court of Appeals. Consumers could also be subject to disallowances of costs associated with the repair and modification of the Ray Compressor Station. At December 31, 2021, Consumers had incurred capital expenditures of $17 million to restore and modify the compressor station.
As of December 31, 2021, Consumers had recorded an insurance recovery of $13 million related to the compressor station. During 2021, Consumers recognized $6 million of the insurance recovery as a reduction to plant, property, and equipment, $3 million as a reduction of maintenance and other operating expenses, and $4 million as operating revenue, which represented recovery of incremental gas purchases related to the fire.
At this time, Consumers cannot predict the outcome of these matters or other gas-related incidents and a reasonable estimate of a total loss cannot be made, but they could have a material adverse effect on CMS Energy’s and Consumers’ results of operations, financial condition, or liquidity, and could subject Consumers’ gas utility to increased regulatory scrutiny.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at December 31, 2021:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from purchase of VIE[1]	September 2020	indefinite	$314	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	225	4
Guarantee[3]	July 2011	indefinite	30	—
Consumers
Guarantee[3]	July 2011	indefinite	$30	$—
1In conjunction with the purchase of its interest in Aviator Wind Equity Holdings, CMS Enterprises assumed certain indemnity obligations that protect the associated tax equity investor against losses incurred as a result of breaches of representations and warranties provided by Aviator Wind Equity Holdings and its subsidiaries. These obligations are generally capped at an amount equal to the tax equity investor’s capital contributions plus a specified return, less any distributions and tax benefits it receives, in connection with its membership interest in Aviator Wind. CMS Enterprises would recover 49 percent of any amounts paid to the tax equity investor from the other owner of Aviator Wind Equity Holdings. Additionally, Aviator Wind holds insurance coverage that would partially protect against losses incurred as a result of certain failures to qualify for production tax credits. For further details on CMS Enterprises’ ownership interest in Aviator Wind Equity Holdings, see Note 19, Variable Interest Entities.

2These obligations arose from stock and asset sale agreements under which CMS Energy or a subsidiary of CMS Energy indemnified the purchaser for losses resulting from various matters, including claims related to taxes and breaches of representations and warranties. The maximum obligation amount is mostly related to the Equatorial Guinea tax claim discussed in the CMS Energy Contingencies section of this Note and an indemnity provided in connection with the sale of EnerBank to Regions Bank. For further details on the sale, see Note 20, Exit Activities and Discontinued Operations. CMS Energy believes the likelihood of material loss to be remote for the indemnity obligations not recorded as liabilities.
3This obligation comprises a guarantee provided by Consumers to the U.S. Department of Energy in connection with a settlement agreement regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers.
Additionally, in the normal course of business, CMS Energy, Consumers, and certain other subsidiaries of CMS Energy have entered into various agreements containing tax and other indemnity provisions for which they are unable to estimate the maximum potential obligation. At December 31, 2021, the carrying value of these indemnity obligations was $1 million. CMS Energy and Consumers consider the likelihood that they would be required to perform or incur substantial losses related to these indemnities to be remote.
Other Contingencies
In addition to the matters disclosed in this Note, Note 2, Regulatory Matters, and Note 20, Exit Activities and Discontinued Operations, there are certain other lawsuits and administrative proceedings before various courts and governmental agencies, as well as unasserted claims that may result in such proceedings, arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties. These other lawsuits, proceedings, and unasserted claims may involve personal injury, property damage, contracts, environmental matters, federal and state taxes, rates, licensing, employment, and other matters. Further, CMS Energy and Consumers occasionally self-report certain regulatory non‑compliance matters that may or may not eventually result in administrative proceedings. CMS Energy and Consumers believe that the outcome of any one of these proceedings and potential claims will not have a material negative effect on their consolidated results of operations, financial condition, or liquidity.
Contractual Commitments
Purchase Obligations: Purchase obligations arise from long-term contracts for the purchase of commodities and related services, plant purchase commitments, and construction and service agreements. The commodities and related services include long-term PPAs, natural gas and associated transportation, and coal and associated transportation. Related-party PPAs are between Consumers and certain affiliates of CMS Enterprises. Presented in the following table are CMS Energy’s and Consumers’ contractual purchase obligations at December 31, 2021 for each of the periods shown:

In Millions
	Payments Due
	Total	2022	2023	2024	2025	2026	Beyond 2026
CMS Energy, including Consumers
Total PPAs	$8,028	$828	$747	$762	$709	$606	$4,376
Other	4,445	1,489	1,657	412	639	36	212
Total purchase obligations	$12,473	$2,317	$2,404	$1,174	$1,348	$642	$4,588
Consumers
PPAs
MCV PPA	$2,204	$349	$348	$346	$306	$231	$624
Palisades PPA	116	116	—	—	—	—	—
Related-party PPAs	342	65	65	65	47	29	71
Other PPAs	5,366	298	334	351	356	346	3,681
Total PPAs	$8,028	$828	$747	$762	$709	$606	$4,376
Other	3,950	1,381	1,596	364	594	12	3
Total purchase obligations	$11,978	$2,209	$2,343	$1,126	$1,303	$618	$4,379
MCV PPA: Consumers has a PPA with the MCV Partnership giving Consumers the right to purchase up to 1,240 MW of capacity and energy produced by the MCV Facility. The PPA was amended during 2020 and was approved by the MPSC in 2021. The amended and restated MCV PPA provides for:
•an extension of the termination date from March 2025 to May 2030
•a capacity charge of $10.14 per MWh of available capacity through March 2025 and $5.00 per MWh of available capacity from March 2025 through the termination date of the PPA
•a fixed energy charge of $6.30 per MWh for on-peak hours and $6.00 for off-peak hours
•a variable energy charge based on the MCV Partnership’s cost of production for energy delivered to Consumers
•a $5 million annual contribution by the MCV Partnership to a renewable resources program through March 2025
Capacity and energy charges under the MCV PPA were $348 million in 2021, $298 million in 2020, and $318 million in 2019.
Palisades PPA: Consumers has a PPA expiring in May 2022 with Entergy to purchase virtually all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. For all delivered energy, the Palisades PPA has escalating capacity and variable energy charges. Total capacity and energy charges under the Palisades PPA were $413 million in 2021, $403 million in 2020, and $395 million in 2019. For further details about Palisades, see Note 8, Leases and Palisades Financing.
Other PPAs: Consumers has PPAs expiring through 2048 with various counterparties. The majority of the PPAs have capacity and energy charges for delivered energy. In addition, CMS Energy and Consumers account for several of their PPAs as leases. Capacity and energy charges under these PPAs were $338 million in 2021, $327 million in 2020, and $336 million in 2019. See Note 8, Leases and Palisades Financing for more information about CMS Energy’s and Consumers’ lease obligations.

4:    Financings and Capitalization
Presented in the following table is CMS Energy’s long-term debt at December 31:

In Millions
	Interest Rate (%)		Maturity	2021	2020
CMS Energy, including Consumers
CMS Energy, parent only
Senior notes	3.875		2024	$250	$250
	3.600		2025	250	250
	3.000		2026	300	300
	2.950		2027	275	275
	3.450		2027	350	350
	4.700		2043	250	250
	4.875		2044	300	300
				$1,975	$1,975

Term loan facility	variable		2021	—	200

Junior subordinated notes[1]	4.750	[2]	2050	500	500
	3.750	[3]	2050	400	400
	5.625		2078	200	200
	5.875		2078	280	280
	5.875		2079	630	630
				$2,010	$2,010
Total CMS Energy, parent only				$3,985	$4,185
Consumers				8,505	8,197
CMS Enterprises, including subsidiaries
Term loan facility	variable	[4]	2025	78	85

Total principal amount outstanding				$12,568	$12,467
Current amounts				(373)	(571)
Unamortized discounts				(31)	(33)
Unamortized issuance costs				(118)	(119)
Total long-term debt				$12,046	$11,744
1These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness.
2On June 1, 2030, and every five years thereafter, the notes will reset to an interest rate equal to the five-year treasury rate plus 4.116 percent.
3On December 1, 2030, and every five years thereafter, the notes will reset to an interest rate equal to the five-year treasury rate plus 2.900 percent.
4A subsidiary of CMS Enterprises issued non‑recourse debt to finance the acquisition of a wind generation project in Northwest Ohio. The interest rate for the debt is three-month LIBOR plus 1.500 percent through October 2022 and three-month LIBOR plus 1.750 percent thereafter. At December 31, 2021 and 2020, the interest rate was 1.724 percent and 1.754 percent, respectively. The same subsidiary of CMS Enterprises entered into interest rate swaps with the lending banks to fix the interest charges associated with the debt, at a rate of 4.702 percent through October 2022 and 4.952 percent thereafter. Principal and interest payments are made quarterly. For information about the interest rate swaps, see Note 5, Fair Value Measurements.

Presented in the following table is Consumers’ long-term debt at December 31:

In Millions
	Interest Rate (%)		Maturity		2021	2020
Consumers
First mortgage bonds
	0.350		2023		$300	$300
	3.375		2023		325	325
	3.125		2024		250	250
	3.190		2024		52	52
	3.680		2027		100	100
	3.390		2027		35	35
	3.800		2028		300	300
	3.180		2032		100	100
	5.800		2035		175	175
	3.520		2037		335	335
	4.010		2038		215	215
	6.170		2040		50	50
	4.970		2040		50	50
	4.310		2042		263	263
	3.950		2043		425	425
	4.100		2045		250	250
	3.250		2046		450	450
	3.950		2047		350	350
	4.050		2048		550	550
	4.350		2049		550	550
	3.750		2050		300	300
	3.100		2050		550	550
	3.500		2051		575	575
	2.650		2052		300	—
	3.860		2052		50	50
	4.280		2057		185	185
	2.500		2060		525	525
	4.350		2064		250	250
	variable	[1]	2069		76	76
	variable	[1]	2070		134	134
	variable	[1]	2070		127	127
					$8,197	$7,897
Tax-exempt revenue bonds	0.875	[2]	2035		35	—
	1.800	[3]	2049		75	75
					$110	$75

Securitization bonds	3.290	[4]	2025-2029	[5]	198	225
Total principal amount outstanding					$8,505	$8,197
Current amounts					(365)	(364)
Unamortized discounts					(28)	(29)
Unamortized issuance costs					(62)	(62)
Total long-term debt					$8,050	$7,742
1The variable-rate bonds bear interest quarterly at a rate of three-month LIBOR minus 0.300 percent, subject to a zero-percent floor (zero percent at December 31, 2021) and (zero percent at December 31, 2020). The holders of these variable-rate bonds may put them to Consumers for redemption on certain dates prior to their stated maturity, including dates within one year of December 31, 2021.

2The interest rate on these tax-exempt revenue bonds will reset on October 8, 2026.
3The interest rate on these tax‑exempt revenue bonds will reset on October 1, 2024.
4The weighted-average interest rate for Consumers’ securitization bonds issued through its subsidiary, Consumers 2014 Securitization Funding, was 3.290 percent at December 31, 2021 and 3.250 percent at December 31, 2020.
5Principal and interest payments are made semiannually.
Financings: Presented in the following table is a summary of major long-term debt issuances during 2021:

	Principal (In Millions)	Interest Rate	Issuance Date	Maturity Date
Consumers
First mortgage bonds	$300	2.650%	August 2021	August 2052
Tax-exempt revenue bonds[1]	35	0.875%	October 2021	April 2035
1    These bonds were repurchased, in lieu of redemption, in July 2020. In October 2021, the bonds were remarketed to the public and the interest rate on the bonds will reset in October 2026.
Presented in the following table is a summary of major long-term debt retirements during year ended December 31, 2021:

	Principal (In Millions)	Interest Rate	Retirement Date	Maturity Date
CMS Energy, parent only
Term Loan facility	$200	variable	October 2021	November 2021
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
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Its current authorization terminates on July 31, 2022. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements. In December 2021, Consumers filed an application for authority to issue securities between April 1, 2022 and March 31, 2024, replacing the current authorization.
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

Debt Maturities: At December 31, 2021, the aggregate annual maturities for long-term debt for the next five years, based on stated maturities or earlier put dates, were:

In Millions
	2022	2023	2024	2025	2026
CMS Energy, including Consumers
Long-term debt
CMS Energy, parent only	$—	$—	$250	$250	$300
Consumers	365	654	332	31	32
CMS Enterprises, including subsidiaries	8	9	10	51	—
Total CMS Energy	$373	$663	$592	$332	$332
Consumers
Long-term debt	$365	$654	$332	$31	$32
Credit Facilities: The following credit facilities with banks were available at December 31, 2021:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2024[1]	$550	$—	$24	$526
September 23, 2022[2]	31	—	31	—
CMS Enterprises, including subsidiaries
September 25, 2025[3]	$39	$—	$39	$—
September 30, 2025[4]	18	—	8	10
Consumers[5]
June 5, 2024	$850	$—	$12	$838
November 19, 2023	250	—	8	242
April 18, 2022	30	—	30	—
1There were no borrowings under this facility during the year ended December 31, 2021.
2The maximum aggregate of letters of credit that may be issued under this facility is $50 million. The amount remaining under the facility is uncommitted.
3This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding Aviator Wind Equity Holdings, see Note 19, Variable Interest Entities.
4Under this facility, $8 million is available solely for the purpose of issuing letters of credit. Obligations under this facility are secured by the collateral accounts with the lending bank. There were no borrowings under this facility during the year ended December 31, 2021.
5Obligations under these facilities are secured by first mortgage bonds of Consumers. There were no borrowings under these facilities during the year ended December 31, 2021.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At December 31, 2021, there were no commercial paper notes outstanding under this program.
In December 2021, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million at an interest rate of one month LIBOR minus 0.100 percent. At December 31, 2021, outstanding borrowings under the agreement were $392 million bearing an interest rate of zero percent. In January 2022, Consumers repaid $392 million of its loan outstanding with CMS Energy.
Dividend Restrictions: At December 31, 2021, payment of dividends by CMS Energy on its common stock was limited to $6.4 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at December 31, 2021, Consumers had $1.8 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the year ended December 31, 2021, Consumers paid $722 million in dividends on its common stock to CMS Energy.
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
CMS Energy may sell shares of its common stock having an aggregate sales price of up to $500 million. Presented in the following table are details of CMS Energy’s forward sales contracts under this program at December 31, 2021:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	December 31, 2021
September 15, 2020	June 30, 2022	846,759	$61.04	$58.51
December 22, 2020	June 22, 2022	115,595	61.81	59.73
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
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle the contracts as of December 31, 2021, CMS Energy would have been required to deliver 94,588 shares.
Issuance of Preferred Stock: In 2021, CMS Energy issued 9.2 million depositary shares, each representing a 1/1,000th interest in a share of its cumulative Series C preferred stock, traded on the New York Stock Exchange under the symbol CMS PRC, at a price of $25.00 per depositary share. The transaction resulted in net proceeds of $224 million, which was used for general corporate purposes. Dividends on the preferred stock accumulate at an annual rate of 4.200 percent and are payable quarterly.
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
Preferred Stock of Subsidiary: Consumers’ preferred stock is traded on the New York Stock Exchange under the symbol CMS-PB. Presented in the following table are details of Consumers’ preferred stock at December 31, 2021 and 2020:

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

In Millions
	CMS Energy, including Consumers		Consumers
December 31	2021	2020	2021	2020
Assets[1]
Restricted cash equivalents	$24	$17	$22	$15
Nonqualified deferred compensation plan assets	27	23	21	18
Derivative instruments	2	1	2	1
Total assets	$53	$41	$45	$34
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$27	$23	$21	$18
Derivative instruments	7	11	—	—
Total liabilities	$34	$34	21	$18
1All assets and liabilities were classified as Level 1 with the exception of derivative contracts, which were classified as Level 2 or Level 3.
Restricted Cash Equivalents: Restricted cash equivalents consist of money market funds with daily liquidity. For further details, see Note 16, Cash and Cash Equivalents.
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
A subsidiary of CMS Enterprises uses floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with future interest payments on certain long‑term variable-rate debt. The interest rate swaps are accounted for as cash flow hedges of the future variability of interest payments on debt with a notional amount of $78 million at December 31, 2021 and $85 million at December 31, 2020. Gains or losses on these swaps are initially reported in other comprehensive income (loss) and then, as interest payments are made on the hedged debt, are recognized in earnings within interest on long-term debt on CMS Energy’s consolidated statements of income. CMS Energy recorded gains (losses) of $2 million in 2021, $(6) million in 2020, and $(4) million in 2019. There were no material impacts on interest on long-term debt associated with these swaps during the periods presented. The fair value of these swaps recorded in other liabilities on CMS Energy’s consolidated balance sheets totaled $4 million at December 31, 2021 and $9 million at December 31, 2020. CMS Energy also has other interest rate swaps that economically hedge interest rate risk on debt, but that do not qualify for cash flow hedge accounting; the amounts associated with these swaps were not material for the periods presented.
The majority of derivatives classified as Level 3 are FTRs held by Consumers. Due to the lack of quoted pricing information, Consumers determines the fair value of its FTRs based on Consumers’ average historical settlements. There was no material activity within the Level 3 categories of assets and liabilities during the periods presented.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Presented in the following table are Consumers’ assets, by level within the fair value hierarchy, reported at fair value on a nonrecurring basis during the year ended December 31, 2021:

In Millions
	Level 1	Level 2	Level 3	Gains (Losses)
Assets held for sale	$—	$15	$—	$(4)
In 2021, Consumers wrote down fleet assets held for sale from their carrying amount of $19 million to their fair value, less selling costs, of $15 million, resulting in an impairment charge of $4 million, which was recorded within maintenance and other operating expenses on its consolidated statements of income for the year ended December 31, 2021. The fair value was determined based on the market prices of similar fleet vehicles. For additional information, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters.

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

In Millions
	December 31, 2021					December 31, 2020
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$14	$14	$—	$—	$14	$17	$17	$—	$—	$17
Liabilities
Long-term debt[2]	12,419	13,800	1,189	10,656	1,955	12,315	14,601	1,249	11,267	2,085
Long-term payables[3]	31	32	—	—	32	33	35	—	—	35
Consumers
Assets
Long-term receivables[1]	$14	$14	$—	$—	$14	$17	$17	$—	$—	$17
Notes receivable – related party[4]	104	104	—	—	104	107	107	—	—	107
Liabilities
Long-term debt[5]	8,415	9,410	—	7,455	1,955	8,106	9,801	—	7,716	2,085
1Includes current portion of long-term accounts receivable of $9 million at December 31, 2021 and $12 million at December 31, 2020.
2Includes current portion of long-term debt of $373 million at December 31, 2021 and $571 million at December 31, 2020.
3Includes current portion of long-term payables of $23 million at December 31, 2021 and $6 million at December 31, 2020.
4Includes current portion of notes receivable – related party of $7 million at December 31, 2021 and 2020.
5Includes current portion of long-term debt of $365 million at December 31, 2021 and $364 million at December 31, 2020.
The DB SERP note receivable – related party is Consumers’ portion of a demand note payable issued by CMS Energy to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028.

7:    Plant, Property, and Equipment
Presented in the following table are details of CMS Energy’s and Consumers’ plant, property, and equipment:

In Millions
December 31	Estimated Depreciable Life in Years	2021	2020
CMS Energy, including Consumers
Plant, property, and equipment, gross
Consumers	3 - 125	$28,771	$26,757
Enterprises
Independent power production[1]	2 - 40	1,121	1,112
Other	3 - 5	1	1
Plant, property, and equipment, gross		$29,893	$27,870
Construction work in progress		961	1,085
Accumulated depreciation and amortization		(8,502)	(7,938)
Total plant, property, and equipment[2]		$22,352	$21,017
Consumers
Plant, property, and equipment, gross
Electric
Generation	22 - 125	$6,704	$6,376
Distribution	20 - 75	9,815	9,130
Other	5 - 50	1,309	1,326
Assets under finance leases and other financing[3]		319	323
Gas
Distribution	20 - 85	6,338	5,702
Transmission	17 - 75	2,319	2,003
Underground storage facilities[4]	27 - 75	1,117	1,046
Other	5 - 50	814	817
Assets under finance leases[3]		13	13
Other non-utility property	3 - 51	23	21
Plant, property, and equipment, gross		$28,771	$26,757
Construction work in progress		915	1,058
Accumulated depreciation and amortization		(8,371)	(7,844)
Total plant, property, and equipment[2]		$21,315	$19,971
1A significant portion of independent power production assets are leased to others under operating leases. For information regarding CMS Energy’s operating leases of owned assets, see Note 8, Leases and Palisades Financing.
2Consumers’ plant additions were $2.4 billion for the year ended December 31, 2021 and $2.0 billion for the year ended December 31, 2020. Consumers’ plant retirements, which include the impact of disallowances and transfers to held for sale, were $361 million for the year ended December 31, 2021, and $220 million for the year ended December 31, 2020.

3For information regarding the amortization terms of Consumers’ assets under finance leases and other financing, see Note 8, Leases and Palisades Financing.
4Underground storage includes base natural gas of $26 million at December 31, 2021 and 2020. Base natural gas is not subject to depreciation.
Intangible Assets: Included in net plant, property, and equipment are intangible assets. Presented in the following table are details about CMS Energy’s and Consumers’ intangible assets:

In Millions
Description	Amortization Life in Years	December 31, 2021		December 31, 2020
		Gross Cost[1]	Accumulated Amortization	Gross Cost[1]	Accumulated Amortization
CMS Energy, including Consumers
Software development	3 - 15	$840	$592	$856	$568
Rights of way	50 - 85	211	60	197	57
Franchises and consents	5 - 50	16	10	16	10
Leasehold improvements	various[2]	9	6	10	7
Other intangibles	various	26	16	26	16
Total		$1,102	$684	$1,105	$658
Consumers
Software development	3 - 15	$840	$592	$856	$568
Rights of way	50 - 85	211	60	197	57
Franchises and consents	5 - 50	16	10	16	10
Leasehold improvements	various[2]	9	6	10	7
Other intangibles	various	26	16	25	16
Total		$1,102	$684	$1,104	$658
1Consumers’ intangible asset additions were $88 million for the year ended December 31, 2021 and $69 million for the year ended December 31, 2020. Consumers’ intangible asset retirements were $91 million for the year ended December 31, 2021 and $65 million for the year ended December 31, 2020.
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

Years Ended December 31	2021	2020	2019
Electric	6.2%	6.9%	6.4%
Gas	5.6	5.7	5.8
Assets Under Finance Leases and Other Financing: Presented in the following table are further details about changes in Consumers’ assets under finance leases and other financing:

In Millions
Years Ended December 31	2021	2020
Consumers
Balance at beginning of period	$336	$340
Additions	—	—
Net retirements and other adjustments	(4)	(4)
Balance at end of period	$332	$336
Assets under finance leases and other financing are presented as gross amounts. Consumers’ accumulated amortization of assets under finance leases and other financing was $272 million at December 31, 2021 and $254 million at December 31, 2020.
Depreciation and Amortization: Presented in the following table are further details about CMS Energy’s and Consumers’ accumulated depreciation and amortization:

In Millions
Years Ended December 31	2021	2020
CMS Energy, including Consumers
Utility plant assets	$8,366	$7,841
Non-utility plant assets	136	97
Consumers
Utility plant assets	$8,366	$7,841
Non-utility plant assets	5	3
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

Years Ended December 31	2021	2020	2019
Electric utility property	3.9%	3.9%	3.9%
Gas utility property	2.9	2.9	2.9
Other property	9.4	9.8	10.0
CMS Energy and Consumers record property repairs and minor property replacement as maintenance expense. CMS Energy and Consumers record planned major maintenance activities as operating expense unless the cost represents the acquisition of additional long-lived assets or the replacement of an existing long-lived asset.
Presented in the following table are the components of CMS Energy’s and Consumers’ depreciation and amortization expense:

In Millions
Years Ended December 31	2021	2020	2019
CMS Energy, including Consumers
Depreciation expense – plant, property, and equipment	$975	$901	$841
Amortization expense
Software	108	112	119
Other intangible assets	4	4	3
Securitized regulatory assets	27	26	26
Total depreciation and amortization expense	$1,114	$1,043	$989
Consumers
Depreciation expense – plant, property, and equipment	$938	$881	$827
Amortization expense
Software	108	112	119
Other intangible assets	4	4	3
Securitized regulatory assets	27	26	26
Total depreciation and amortization expense	$1,077	$1,023	$975
Presented in the following table is CMS Energy’s and Consumers’ estimated amortization expense on intangible assets for each of the next five years:

In Millions
	2022	2023	2024	2025	2026
CMS Energy, including Consumers
Intangible asset amortization expense	$108	$94	$84	$86	$84
Consumers
Intangible asset amortization expense	$108	$94	$84	$86	$84

Jointly Owned Regulated Utility Facilities
Presented in the following table are Consumers’ investments in jointly owned regulated utility facilities at December 31, 2021:

In Millions, Except Ownership Share
	J.H. Campbell Unit 3	Ludington	Other
Ownership share	93.3%	51.0%	various
Utility plant in service	$1,751	$499	$395
Accumulated depreciation	(897)	(198)	(112)
Construction work in progress	21	92	13
Net investment	$875	$393	$296
Consumers includes its share of the direct expenses of the jointly owned plants in operating expenses. Consumers shares operation, maintenance, and other expenses of these jointly owned utility facilities in proportion to each participant’s undivided ownership interest. Consumers is required to provide only its share of financing for the jointly owned utility facilities.
8:    Leases and Palisades Financing
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

Presented in the following table is information about CMS Energy’s and Consumers’ lease right-of-use assets and lease liabilities:

In Millions, Except as Noted
	CMS Energy, including Consumers		Consumers
December 31	2021	2020	2021	2020
Operating leases
Right-of-use assets[1]	$26	$32	$22	$28
Lease liabilities
Current lease liabilities[2]	3	7	3	7
Non-current lease liabilities[3]	23	25	19	21
Finance leases
Right-of-use assets	$57	$65	$57	$65
Lease liabilities[4]
Current lease liabilities	6	7	6	7
Non-current lease liabilities	46	53	46	53
Weighted-average remaining lease term (in years)
Operating leases	23	19	21	18
Finance leases	12	12	12	12
Weighted-average discount rate
Operating leases	4.0%	3.9%	3.9%	3.8%
Finance leases[5]	1.7%	1.8%	1.7%	1.8%
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
4Includes related-party lease liabilities of $25 million, of which less than $1 million was current, at December 31, 2021 and 2020.
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

CMS Energy and Consumers report operating, variable, and short-term lease costs as operating expenses on their consolidated statements of income, except for certain amounts that may be capitalized to other assets. Presented in the following table is a summary of CMS Energy’s and Consumers’ total lease costs:

In Millions
Years Ended December 31	2021	2020
CMS Energy, including Consumers
Operating lease costs	$8	$9
Finance lease costs
Amortization of right-of-use assets	7	6
Interest on lease liabilities	16	17
Variable lease costs	90	94
Short-term lease costs	22	17
Total lease costs	$143	$143
Consumers
Operating lease costs	$8	$9
Finance lease costs
Amortization of right-of-use assets	7	6
Interest on lease liabilities	16	17
Variable lease costs	90	94
Short-term lease costs	21	16
Total lease costs	$142	$142
Presented in the following table is cash flow information related to amounts paid on CMS Energy’s and Consumers’ lease liabilities:

In Millions
Years Ended December 31	2021	2020
CMS Energy, including Consumers
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities for operating leases	$8	$11
Cash used in operating activities for finance leases	16	17
Cash used in financing activities for finance leases	7	6
Consumers
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities for operating leases	$8	$9
Cash used in operating activities for finance leases	16	17
Cash used in financing activities for finance leases	7	6

Presented in the following table are the minimum rental commitments under CMS Energy’s and Consumers’ non-cancelable leases:

In Millions
		Finance Leases
December 31, 2021	Operating Leases	Pipelines and PPAs	Other	Total
CMS Energy, including Consumers
2022	$5	$14	$5	$19
2023	2	13	5	18
2024	2	13	3	16
2025	1	13	1	14
2026	1	13	2	15
2027 and thereafter	32	51	9	60
Total minimum lease payments	$43	$117	$25	$142
Less discount	17	88	2	90
Present value of minimum lease payments	$26	$29	$23	$52
Consumers
2022	$4	$14	$5	$19
2023	2	13	5	18
2024	1	13	3	16
2025	1	13	1	14
2026	1	13	2	15
2027 and thereafter	27	51	9	60
Total minimum lease payments	$36	$117	$25	$142
Less discount	14	88	2	90
Present value of minimum lease payments	$22	$29	$23	$52
Lessor
CMS Energy and Consumers are the lessor under power sales and natural gas delivery agreements that are accounted for as leases.
CMS Energy has power sales agreements that are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. For the year ended December 31, 2021, lease revenue from these power sales agreements was $194 million, which included variable lease payments of $138 million. For the year ended December 31, 2020, lease revenue from these power sales agreements was $148 million, which included variable lease payments of $93 million.

Presented in the following table are the minimum rental payments to be received under CMS Energy’s non‑cancelable operating leases:

In Millions
December 31, 2021
2022	$48
2023	43
2024	43
2025	44
2026	18
Total minimum lease payments	$196
Consumers has an agreement to build, own, operate, and maintain a compressed natural gas fueling station through December 2038. This agreement is accounted for as a direct finance lease, under which the lessee has the option to purchase the natural gas fueling station at the end of the lease term. Fixed monthly payments escalate annually with inflation.
Consumers has a natural gas transportation agreement with a subsidiary of CMS Energy that extends through 2038, related to a pipeline owned by Consumers. This agreement is accounted for as a direct finance lease and will automatically extend annually unless terminated by either party. The effects of the lease are eliminated on CMS Energy’s consolidated financial statements.
Minimum rental payments to be received under Consumers’ direct financing leases are $1 million for each of the next five years and $17 million for the years thereafter. The lease receivable was $10 million as of December 31, 2021, which does not include unearned income of $12 million.
Minimum rental payments to be received under CMS Energy’s direct finance lease are less than $1 million for each of the next five years and $6 million for the years thereafter. The lease receivable was $5 million as of December 31, 2021, which does not include unearned income of $4 million.
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
Total amortization and interest charges under the financing were $14 million for the years ended December 31, 2021 and 2020, and $15 million for the year ended December 31, 2019. At December 31, 2021, the Palisades asset and financing obligation both had a balance of $3 million. The finance obligation reflects Consumers’ remaining minimum Palisades PPA payments.

9:    Asset Retirement Obligations
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
Presented below are the categories of assets that CMS Energy and Consumers have legal obligations to remove at the end of their useful lives and for which they have an ARO liability recorded:

Company and ARO Description	In-Service Date	Long-Lived Assets
CMS Energy, including Consumers
Closure of coal ash disposal areas	various	Generating plants coal ash areas
Gas distribution cut, purge, and cap	various	Gas distribution mains and services
Asbestos abatement	1973	Electric and gas utility plant
Closure of renewable generation assets	various	Wind and solar generation facilities
Gas wells plug and abandon	various	Gas transmission and storage
Consumers
Closure of coal ash disposal areas	various	Generating plants coal ash areas
Gas distribution cut, purge, and cap	various	Gas distribution mains and services
Asbestos abatement	1973	Electric and gas utility plant
Closure of renewable generation assets	various	Wind and solar generation facilities
Gas wells plug and abandon	various	Gas transmission and storage
No assets have been restricted for purposes of settling AROs.

Presented in the following tables are the changes in CMS Energy’s and Consumers’ ARO liabilities:

In Millions
Company and ARO Description	ARO Liability 12/31/2020	Incurred	Settled	Accretion	Cash Flow Revisions	ARO Liability 12/31/2021
CMS Energy, including Consumers
Consumers	$530	$71	$(53)	$24	$33	$605
Renewable generation assets	23	—	—	—	—	23
Total CMS Energy	$553	$71	$(53)	$24	$33	$628
Consumers
Coal ash disposal areas	$148	$—	$(34)	$5	$38	$157
Gas distribution cut, purge, and cap	240	39	(10)	13	—	282
Asbestos abatement	36	—	—	2	—	38
Renewable generation assets	74	16	—	3	—	93
Gas wells plug and abandon	32	16	(9)	1	(5)	35
Total Consumers	$530	$71	$(53)	$24	$33	$605

In Millions
Company and ARO Description	ARO Liability 12/31/2019	Incurred	Settled	Accretion	Cash Flow Revisions	ARO Liability 12/31/2020
CMS Energy, including Consumers
Consumers	$474	$46	$(41)	$23	$28	$530
Renewable generation assets	3	19	—	1	—	23
Total CMS Energy	$477	$65	$(41)	$24	$28	$553
Consumers
Coal ash disposal areas	$166	$—	$(24)	$6	$—	$148
Gas distribution cut, purge, and cap	231	1	(5)	13	—	240
Asbestos abatement	34	—	—	2	—	36
Renewable generation assets	21	24	—	1	28	74
Gas wells plug and abandon	22	16	(7)	1	—	32
Cable under Straits of Mackinac	—	5	(5)	—	—	—
Total Consumers	$474	$46	$(41)	$23	$28	$530

10:    Retirement Benefits
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
In November 2021, CMS Energy and Consumers determined that 2021 lump-sum payments to retired employees under DB Pension Plan A would exceed the plan’s service cost and interest cost components of net periodic cost for the year. These lump-sum payments constitute pension plan liability settlements; once such settlements meet the service and interest cost threshold, recognition in earnings is required. As a result, in accordance with GAAP, CMS Energy, including Consumers, performed a remeasurement of DB Pension Plan A as of October 31, 2021 and recognized a settlement loss of $18 million; $18 million of this amount was recognized by Consumers and deferred as a regulatory asset. At December 31, 2021, CMS Energy, including Consumers, recognized an additional settlement loss of $4 million for the period November 1, 2021 to December 31, 2021; $3 million of this amount was recognized by Consumers and deferred as a regulatory asset. CMS Energy and Consumers will amortize the regulatory asset over eight years.
DCCP: CMS Energy and Consumers provide an employer contribution to the DCCP 401(k) plan for employees hired on or after July 1, 2003. The contribution ranges from five percent to ten percent of base pay, depending on years of service and employee class. Employees are not required to contribute in order to receive the plan’s employer contribution. DCCP expense for CMS Energy, including Consumers, was $41 million for the year ended December 31, 2021, $31 million for the year ended December 31, 2020, and $29 million for the year ended December 31, 2019. DCCP expense for Consumers was $41 million for the year ended December 31, 2021, $31 million for the year ended December 31, 2020, and $28 million for the year ended December 31, 2019.

DB SERP: The DB SERP is a nonqualified plan as defined by the Internal Revenue Code. DB SERP benefits are paid from a rabbi trust established in 1988. The trust assets are not considered plan assets under ASC 715. DB SERP rabbi trust earnings are taxable. Presented in the following table are the fair values of trust assets, ABO, and contributions for CMS Energy’s and Consumers’ DB SERP:

In Millions
Years Ended December 31	2021	2020
CMS Energy, including Consumers
Trust assets	$142	$146
ABO	149	159
Contributions	—	8
Consumers
Trust assets	$104	$107
ABO	108	115
Contributions	—	5
DC SERP: On April 1, 2006, CMS Energy and Consumers implemented a DC SERP and froze further new participation in the DB SERP. The DC SERP provides participants benefits ranging from five percent to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. CMS Energy’s and Consumers’ contributions to the plan, if any, are placed in a grantor trust. For CMS Energy and Consumers, trust assets were $13 million at December 31, 2021 and $11 million at December 31, 2020. DC SERP assets are included in other non‑current assets on CMS Energy’s and Consumers’ consolidated balance sheets. CMS Energy’s and Consumers’ DC SERP expense was $2 million for the years ended December 31, 2021, 2020, and 2019.
401(k) Plan: The 401(k) plan employer match equals 100 percent of eligible contributions up to the first three percent of an employee’s wages and 50 percent of eligible contributions up to the next two percent of an employee’s wages. The total 401(k) plan cost for CMS Energy, including Consumers, was $31 million for the year ended December 31, 2021, $29 million for the year ended December 31, 2020, and $28 million for the year ended December 31, 2019. The total 401(k) plan cost for Consumers was $31 million for the year ended December 31, 2021, $29 million for the year ended December 31, 2020, and $27 million for the year ended December 31, 2019.
OPEB Plan: Participants in the OPEB Plan include all regular full-time employees covered by the employee health care plan on the day before retirement from either CMS Energy or Consumers at age 55 or older with at least ten full years of applicable continuous service. Regular full-time employees who qualify for disability retirement under the DB Pension Plans or are disabled and covered by the DCCP and who have 15 years of applicable continuous service may also participate in the OPEB Plan. Retiree health care costs were based on the assumption that costs would increase 6.25 percent in 2022 and 6.50 percent in 2021 for those under 65 and would increase 6.75 percent in 2022 and 7.00 percent in 2021 for those over 65. The rate of increase was assumed to decline to 4.75 percent by 2028 and thereafter for all retirees.

Assumptions: Presented in the following table are the weighted-average assumptions used in CMS Energy’s and Consumers’ retirement benefit plans to determine benefit obligations and net periodic benefit cost:

December 31	2021	2020	2019
CMS Energy, including Consumers
Weighted average for benefit obligations[1]
Discount rate[2]
DB Pension Plan A	3.02%	2.73%	3.37%
DB Pension Plan B	2.79	2.41	3.17
DB SERP	2.78	2.40	3.15
OPEB Plan	2.99	2.69	3.32
Rate of compensation increase
DB Pension Plan A	3.60	3.70	3.50
DB SERP	5.50	5.50	5.50
Weighted average for net periodic benefit cost[1]
Service cost discount rate[2,3]
DB Pension Plan A	2.83%	3.44%	4.55%
DB SERP	2.84	3.46	4.58
OPEB Plan	3.03	3.57	4.63
Interest cost discount rate[2,3]
DB Pension Plan A	1.97	2.92	4.08
DB Pension Plan B	1.70	2.74	3.93
DB SERP	1.72	2.74	3.94
OPEB Plan	1.99	2.88	4.03
Expected long-term rate of return on plan assets[4]
DB Pension Plans	6.75	6.75	7.00
OPEB Plan	6.75	6.75	7.00
Rate of compensation increase
DB Pension Plan A	3.70	3.50	3.50
DB SERP	5.50	5.50	5.50
1The mortality assumption for benefit obligations was based on the Pri-2012 Mortality Table, with improvement scales MP-2021 for 2021, MP-2020 for 2020, and MP-2019 for 2019. The mortality assumption for net periodic benefit cost was based on the Pri-2012 Mortality Table for 2021 and 2020 and the RP-2014 Mortality Table for 2019, with improvement scales MP-2020 for 2021, MP-2019 for 2020, and MP-2018 for 2019.
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
4CMS Energy and Consumers determined the long-term rate of return using historical market returns, the present and expected future economic environment, the capital market principles of risk and return, and the expert opinions of individuals and firms with financial market knowledge. CMS Energy and Consumers considered the asset allocation of the portfolio in forecasting the future expected total return of the portfolio. The goal was to determine a long-term rate of return that could be incorporated into the planning of future cash flow requirements in conjunction with the change in the liability. Annually, CMS Energy and Consumers review for reasonableness and appropriateness the forecasted returns for various classes of assets used to construct an expected return model. CMS Energy’s and Consumers’ expected long-term rate of return on the assets of the DB Pension Plans was 6.75 percent in 2021. The actual return on the assets of the DB Pension Plans was 12.0 percent in 2021, 13.6 percent in 2020, and 21.0 percent in 2019.
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans and DB SERP			OPEB Plan
Years Ended December 31	2021	2020	2019	2021	2020	2019
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$53	$50	$41	$18	$16	$14
Interest cost	63	83	103	23	33	41
Settlement loss	1	1	—	—	—	—
Expected return on plan assets	(208)	(191)	(162)	(109)	(100)	(88)
Amortization of:
Net loss	100	95	50	8	15	26
Prior service cost (credit)	4	1	1	(53)	(56)	(62)
Settlement loss	6	2	—	—	—	—
Net periodic cost (credit)	$19	$41	$33	$(113)	$(92)	$(69)
Consumers
Net periodic cost (credit)
Service cost	$51	$49	$40	$17	$15	$13
Interest cost	59	78	97	23	31	40
Expected return on plan assets	(197)	(181)	(153)	(102)	(93)	(82)
Amortization of:
Net loss	96	90	47	8	15	26
Prior service cost (credit)	4	1	1	(51)	(54)	(61)
Settlement loss	6	2	—	—	—	—
Net periodic cost (credit)	$19	$39	$32	$(105)	$(86)	$(64)
CMS Energy and Consumers amortize net gains and losses in excess of ten percent of the greater of the PBO or the MRV over the average remaining service period for DB Pension Plan A and the OPEB Plan and over the average remaining life expectancy of participants for DB Pension Plan B. For DB Pension Plan A, the estimated period of amortization of gains and losses was eight years for the years ended December 31, 2021 and 2020, and nine years for the year ended December 31, 2019. For DB Pension Plan B, the estimated period of amortization of gains and losses was 18 years for the year ended December 31, 2021, 19 years for the year ended December 31, 2020, and 20 years for the year ended December 31, 2019. For the OPEB Plan, the estimated amortization period was nine years for the years ended December 31, 2021 and 2020, and ten years for the year ended December 31, 2019.
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

Reconciliations: Presented in the following table are reconciliations of the funded status of CMS Energy’s and Consumers’ retirement benefit plans with their retirement benefit plans’ liabilities:

In Millions
	DB Pension Plans				DB SERP		OPEB Plan
Years Ended December 31	2021	2020			2021	2020	2021	2020
CMS Energy, including Consumers
Benefit obligation at beginning of period	$3,266		$2,973		$160	$150	$1,205		$1,165
Service cost	53		50		—	—	18		16
Interest cost	60		79		3	4	23		33
Plan amendments	—		24		—	—	5		—
Actuarial loss (gain)	(108)	[1]	355	[1]	(4)	16	(32)	[1]	39	[1]
Benefits paid	(201)		(215)		(10)	(10)	(53)		(48)
Benefit obligation at end of period	$3,070		$3,266		$149	$160	$1,166		$1,205
Plan assets at fair value at beginning of period	$3,402		$2,546		$—	$—	$1,645		$1,509
Actual return on plan assets	398		371		—	—	194		182
Company contribution	—		700		10	10	—		1
Actual benefits paid	(201)		(215)		(10)	(10)	(52)		(47)
Plan assets at fair value at end of period	$3,599		$3,402		$—	$—	$1,787		$1,645
Funded status	$529	[2]	$136	[2]	$(149)	$(160)	$621		$440
Consumers
Benefit obligation at beginning of period					$117	$109	$1,158		$1,120
Service cost					—	—	17		15
Interest cost					2	3	23		31
Plan amendments					—	—	5		—
Actuarial loss (gain)					(3)	12	(30)	[1]	37	[1]
Benefits paid					(7)	(7)	(51)		(45)
Benefit obligation at end of period					$109	$117	$1,122		$1,158
Plan assets at fair value at beginning of period					$—	$—	$1,535		$1,410
Actual return on plan assets					—	—	182		169
Company contribution					7	7	—		1
Actual benefits paid					(7)	(7)	(49)		(45)
Plan assets at fair value at end of period					$—	$—	$1,668		$1,535
Funded status					$(109)	$(117)	$546		$377
1The actuarial gains for 2021 for the DB Pension Plans and OPEB Plan were primarily the result of higher discount rates. The actuarial loss for 2020 for the DB Pension Plans was primarily the result of lower discount rates and lower interest rates used to calculate the value of lump-sum payments. The actuarial loss for 2020 for the OPEB Plan was primarily the result of lower discount rates.
2The total funded status of the DB Pension Plans attributable to Consumers, based on an allocation of expenses, was $510 million at December 31, 2021 and $138 million at December 31, 2020.

Presented in the following table is the classification of CMS Energy’s and Consumers’ retirement benefit plans’ assets and liabilities:

In Millions
December 31	2021	2020
CMS Energy, including Consumers
Non-current assets
DB Pension Plans	$529	$136
OPEB Plan	621	440
Current liabilities
DB SERP	10	10
Non-current liabilities
DB SERP	139	150
Consumers
Non-current assets
DB Pension Plans	$510	$138
OPEB Plan	546	377
Current liabilities
DB SERP	7	7
Non-current liabilities
DB SERP	102	110
The ABO for the DB Pension Plans was $2.7 billion at December 31, 2021 and $2.9 billion at December 31, 2020. At December 31, 2021 and 2020, the PBO and ABO did not exceed plan assets for any of the defined benefit pension plans.

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost: Presented in the following table are the amounts recognized in regulatory assets, regulatory liabilities, and AOCI that have not been recognized as components of net periodic benefit cost. For additional details on regulatory assets and regulatory liabilities, see Note 2, Regulatory Matters.

In Millions
	DB Pension Plans and DB SERP		OPEB Plan
December 31	2021	2020	2021	2020
CMS Energy, including Consumers
Regulatory assets (liabilities)
Net loss	$812	$1,194	$136	$254
Prior service cost (credit)	25	29	(190)	(246)
Regulatory assets (liabilities)	$837	$1,223	$(54)	$8
AOCI
Net loss (gain)	94	120	(17)	(10)
Prior service cost (credit)	—	1	(5)	(6)
Total amounts recognized in regulatory assets (liabilities) and AOCI	$931	$1,344	$(76)	$(8)
Consumers
Regulatory assets (liabilities)
Net loss	$812	$1,194	$136	$254
Prior service cost (credit)	25	29	(190)	(246)
Regulatory assets (liabilities)	$837	$1,223	$(54)	$8
AOCI
Net loss	41	47	—	—
Total amounts recognized in regulatory assets (liabilities) and AOCI	$878	$1,270	$(54)	$8

Plan Assets: Presented in the following tables are the fair values of the assets of CMS Energy’s DB Pension Plans and OPEB Plan, by asset category and by level within the fair value hierarchy. For additional details regarding the fair value hierarchy, see Note 5, Fair Value Measurements.

In Millions
	DB Pension Plans
	December 31, 2021			December 31, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Cash and short-term investments	$30	$30	$—	$115	$115	$—
U.S. government and agencies securities	209	—	209	150	—	150
Corporate debt	595	—	595	540	—	540
State and municipal bonds	13	—	13	11	—	11
Foreign corporate bonds	66	—	66	41	—	41
Mutual funds	785	785	—	971	971	—
	$1,698	$815	$883	$1,828	$1,086	$742
Pooled funds	1,901			1,574
Total	$3,599			$3,402

In Millions
	OPEB Plan
	December 31, 2021			December 31, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Cash and short-term investments	$21	$21	$—	$33	$33	$—
U.S. government and agencies securities	25	—	25	18	—	18
Corporate debt	73	—	73	64	—	64
State and municipal bonds	2	—	2	2	—	2
Foreign corporate bonds	8	—	8	5	—	5
Common stocks	85	85	—	66	66	—
Mutual funds	941	941	—	807	807	—
	$1,155	$1,047	$108	$995	$906	$89
Pooled funds	632			650
Total	$1,787			$1,645
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
Asset Allocations: Presented in the following table are the investment components of the assets of CMS Energy’s DB Pension Plans and OPEB Plan as of December 31, 2021:

	DB Pension Plans	OPEB Plan
Equity securities	54.0%	55.0%
Fixed-income securities	28.0	28.0
Real asset investments	12.0	12.0
Multi-asset investments	5.0	4.0
Cash and Cash Equivalents	1.0	1.0
	100.0%	100.0%
CMS Energy’s target 2021 asset allocation for the assets of the DB Pension Plans was 54 percent equity, 29 percent fixed income, 12 percent real assets, and five percent multi-asset investments.
CMS Energy established union and non‑union VEBA trusts to fund future retiree health and life insurance benefits. These trusts are funded through the ratemaking process for Consumers and through direct contributions from the non‑utility subsidiaries. CMS Energy’s target 2021 asset allocation for the health trusts was 55 percent equity, 30 percent fixed income, 12 percent real assets, and three percent multi-asset investments. CMS Energy’s target asset allocation for the life trusts was 53 percent equity, 32 percent fixed income, and 15 percent multi-asset investments.
The goal of these target allocations was to maximize the long-term return on plan assets, while maintaining a prudent level of risk. The level of acceptable risk is a function of the liabilities of the plans. Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P MidCap and SmallCap Indexes and Foreign Equity Funds. Fixed-income investments are diversified across investment grade instruments of government and corporate issuers, as well as high-yield and global bond funds. Real asset investments are diversified across real estate investment trusts, public infrastructure, and public resource equity. Multi-asset investments are global tactical asset allocations.

CMS Energy uses annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocations.
Contributions: Presented in the following table are the contributions to CMS Energy’s and Consumers’ DB Pension Plans and OPEB Plan:

In Millions
Years Ended December 31	2021	2020
CMS Energy, including Consumers
DB Pension Plans	$—	$700
OPEB Plan	—	1
Consumers
DB Pension Plans	$—	$682
OPEB Plan	—	1
Contributions comprise required amounts and discretionary contributions. Neither CMS Energy nor Consumers plans to contribute to the DB Pension Plans or OPEB Plan in 2022. Actual future contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.
Benefit Payments: Presented in the following table are the expected benefit payments for each of the next five years and the five-year period thereafter:

In Millions
	DB Pension Plans	DB SERP	OPEB Plan
CMS Energy, including Consumers
2022	$185	$10	$52
2023	181	10	54
2024	178	10	56
2025	180	10	58
2026	178	9	59
2027-2031	876	45	308
Consumers
2022	$175	$7	$49
2023	171	7	52
2024	169	7	54
2025	170	7	55
2026	169	6	56
2027-2031	830	31	294
Collective Bargaining Agreements: At December 31, 2021, unions represented 41 percent of CMS Energy’s employees and 42 percent of Consumers’ employees. The UWUA represents Consumers’ operating, maintenance, construction, and customer contact center employees. The USW represents Zeeland plant employees. The UWUA and USW agreements expired and new agreements were ratified in 2020. These union contracts expire in 2025.

11:    Stock-Based Compensation
CMS Energy and Consumers provide a PISP to officers, employees, and non‑employee directors based on their contributions to the successful management of the company. The PISP has a ten-year term, expiring in May 2030.
In 2021, all awards were in the form of restricted stock or restricted stock units. The PISP also allows for unrestricted common stock, stock options, stock appreciation rights, phantom shares, performance units, and incentive options, none of which was granted in 2021, 2020, or 2019.
Shares awarded or subject to stock options, phantom shares, or performance units may not exceed 6.5 million shares from June 2020 through May 2030. CMS Energy and Consumers may issue awards of up to 5,927,297 shares of common stock under the PISP as of December 31, 2021. Shares for which payment or exercise is in cash, as well as shares that expire, terminate, or are canceled or forfeited, may be awarded or granted again under the PISP.
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
Performance-based restricted stock vesting is contingent on meeting at least a 36-month service requirement and a performance condition. The performance condition is based on an adjusted measure of CMS Energy’s EPS growth relative to a peer group over a three-year period. The awards granted in 2021, 2020, and 2019 require a 38-month service period. Market-based restricted stock vesting is generally contingent on meeting a three-year service requirement and a market condition. The market condition is based on a comparison of CMS Energy’s total shareholder return with the median total shareholder return of a peer group over the same three-year period. Depending on the outcome of the performance condition or the market condition, a recipient may earn a total award ranging from zero to 200 percent of the initial grant. Time-lapse restricted stock generally vests after a service period of three years.
Restricted Stock Units: In 2021, 2020, and 2019, CMS Energy and Consumers granted restricted stock units to certain non‑employee directors who elected to defer their restricted stock awards. The restricted stock units generally vest after a service period of one year or, if earlier, at the next annual meeting. The restricted stock units will be distributed to the recipients as shares in accordance with the directors’ deferral agreements. Restricted stock units do not have voting rights, but do have dividend rights. In lieu of cash dividend payments, the dividends on restricted stock units are paid in additional units equal to the value of the dividends. These additional restricted stock units are subject to the same vesting and distribution conditions as the underlying restricted stock units. No restricted stock units were forfeited during 2021.
Presented in the following tables is the activity for restricted stock and restricted stock units under the PISP:

	CMS Energy, including Consumers		Consumers
Year Ended December 31, 2021	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	817,357	$51.68	781,531	$51.73
Granted
Restricted stock	547,201	43.52	517,141	42.85
Restricted stock units	13,867	54.11	13,093	53.93
Vested
Restricted stock	(408,011)	29.46	(388,009)	29.55
Restricted stock units	(15,577)	48.15	(14,891)	48.09
Forfeited – restricted stock	(22,264)	57.90	(21,780)	58.01
Nonvested at end of period	932,573	$56.56	887,085	$56.19

Year Ended December 31, 2021	CMS Energy, including Consumers	Consumers
Granted
Time-lapse awards	118,290	112,128
Market-based awards	143,843	135,638
Performance-based awards	143,843	135,638
Restricted stock units	11,725	11,035
Dividends on market-based awards	15,661	14,890
Dividends on performance-based awards	15,964	15,175
Dividends on restricted stock units	2,142	2,058
Additional market-based shares based on achievement of condition	59,736	56,505
Additional performance-based shares based on achievement of condition	49,864	47,167
Total granted	561,068	530,234
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
Presented in the following table are the most significant assumptions used to estimate the fair value of the market-based restricted stock awards:

Years Ended December 31	2021	2020	2019
Expected volatility	27.6%	14.2%	14.9%
Expected dividend yield	2.8	2.4	2.8
Risk-free rate	0.2	1.6	2.5
Presented in the following table is the weighted-average grant-date fair value of all awards under the PISP:

In Millions
Years Ended December 31	2021	2020	2019
CMS Energy, including Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$43.52	$45.56	$43.57
Restricted stock units granted	54.11	49.76	50.35
Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$42.85	$45.53	$43.57
Restricted stock units granted	53.93	49.70	51.15
Presented in the following table are amounts related to restricted stock awards and restricted stock units:

In Millions
Years Ended December 31	2021	2020	2019
CMS Energy, including Consumers
Fair value of shares that vested during the year	$25	$22	$26
Compensation expense recognized	22	11	22
Income tax benefit recognized	1	3	1
Consumers
Fair value of shares that vested during the year	$24	$21	$25
Compensation expense recognized	21	10	21
Income tax benefit recognized	1	3	1
At December 31, 2021, $24.1 million of total unrecognized compensation cost was related to restricted stock for CMS Energy, including Consumers, and $22.9 million of total unrecognized compensation cost was related to restricted stock for Consumers. CMS Energy and Consumers expect to recognize this cost over a weighted-average period of two years.

12:    Income Taxes
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
Presented in the following table is the difference between actual income tax expense on continuing operations and income tax expense computed by applying the statutory U.S. federal income tax rate:

In Millions, Except Tax Rate
Years Ended December 31	2021	2020	2019
CMS Energy, including Consumers
Income from continuing operations before income taxes	$823	$809	$764
Income tax expense at statutory rate	173	170	160
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	39	44	46
TCJA excess deferred taxes[1]	(50)	(35)	(31)
Production tax credits	(40)	(28)	(20)
Accelerated flow-through of regulatory tax benefits[2]	(28)	(13)	(13)
Research and development tax credits, net[3]	(3)	(11)	(2)
Refund of alternative minimum tax sequestration[4]	—	(9)	—
Other, net	4	(3)	(9)
Income tax expense	$95	$115	$131
Effective tax rate	11.5%	14.2%	17.1%
Consumers
Income from continuing operations before income taxes	$1,024	$989	$928
Income tax expense at statutory rate	215	208	195
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	54	47	53
TCJA excess deferred taxes[1]	(50)	(35)	(31)
Accelerated flow-through of regulatory tax benefits[2]	(28)	(13)	(13)
Production tax credits	(33)	(19)	(12)
Research and development tax credits, net[3]	(3)	(11)	(2)
Other, net	1	(4)	(5)
Income tax expense	$156	$173	$185
Effective tax rate	15.2%	17.5%	19.9%
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
Presented in the following table are the significant components of income tax expense on continuing operations:

In Millions
Years Ended December 31	2021	2020	2019
CMS Energy, including Consumers
Current income taxes
Federal	$(1)	$(35)	$(31)
State and local	1	(2)	28
	$—	$(37)	$(3)
Deferred income taxes
Federal	49	100	84
State and local	49	57	29
	$98	$157	$113
Deferred income tax credit	(3)	(5)	21
Tax expense	$95	$115	$131
Consumers
Current income taxes
Federal	$(13)	$3	$107
State and local	15	(7)	41
	$2	$(4)	$148
Deferred income taxes
Federal	103	115	(10)
State and local	54	67	26
	$157	$182	$16
Deferred income tax credit	(3)	(5)	21
Tax expense	$156	$173	$185

Presented in the following table are the principal components of deferred income tax assets (liabilities) recognized:

In Millions
December 31	2021	2020
CMS Energy, including Consumers
Deferred income tax assets
Tax loss and credit carryforwards	$332	$483
Net regulatory tax liability	349	372
Reserves and accruals	32	62
Total deferred income tax assets	$713	$917
Valuation allowance	(2)	(1)
Total deferred income tax assets, net of valuation allowance	$711	$916
Deferred income tax liabilities
Plant, property, and equipment	$(2,395)	$(2,287)
Employee benefits	(399)	(364)
Securitized costs	(46)	(53)
Gas inventory	(22)	(24)
Other	(59)	(51)
Total deferred income tax liabilities	$(2,921)	$(2,779)
Total net deferred income tax liabilities	$(2,210)	$(1,863)
Consumers
Deferred income tax assets
Net regulatory tax liability	$349	$372
Tax loss and credit carryforwards	134	216
Reserves and accruals	24	24
Total deferred income tax assets	$507	$612
Deferred income tax liabilities
Plant, property, and equipment	$(2,341)	$(2,230)
Employee benefits	(388)	(365)
Securitized costs	(46)	(53)
Gas inventory	(22)	(24)
Other	(50)	(34)
Total deferred income tax liabilities	$(2,847)	$(2,706)
Total net deferred income tax liabilities	$(2,340)	$(2,094)
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts on CMS Energy’s and Consumers’ consolidated financial statements.

Presented in the following table are the tax loss and credit carryforwards at December 31, 2021:

In Millions
	Tax Attribute	Expiration
CMS Energy, including Consumers
Federal net operating loss carryforwards	$3	None
State net operating loss carryforwards	55	2030
Local net operating loss carryforwards	3	2024 – 2040
General business credits	264	2034 – 2041
Federal charitable contribution carryforwards	6	2025
State charitable contribution carryforwards	1	2025
Total tax attributes	$332
Consumers
Federal net operating loss carryforwards	$2	None
State net operating loss carryforwards	43	2030
General business credits	83	2034-2041
Federal charitable contribution carryforwards	5	2025
State charitable contribution carryforwards	1	2025
Total tax attributes	$134
CMS Energy has provided a valuation allowance of $2 million for the local tax loss carryforward. CMS Energy and Consumers expect to utilize fully their tax loss and credit carryforwards for which no valuation allowance has been provided. It is reasonably possible that further adjustments will be made to the valuation allowances within one year.
In 2021, the sale of EnerBank to Regions Bank resulted in utilization of most of the federal net operating loss carryforwards. EnerBank is not included in CMS Energy’s Michigan tax filing, therefore state net operating loss carryforwards were not impacted by the sale of EnerBank.
Presented in the following table is a reconciliation of the beginning and ending amount of uncertain tax benefits:

In Millions
Years Ended December 31	2021	2020	2019
CMS Energy, including Consumers
Balance at beginning of period	$25	$23	$19
Additions for current-year tax positions	2	1	1
Additions for prior-year tax positions	—	3	3
Reductions for prior-year tax positions	—	(2)	—
Balance at end of period	$27	$25	$23
Consumers
Balance at beginning of period	$31	$34	$28
Additions for current-year tax positions	3	1	1
Additions for prior-year tax positions	—	4	5
Reductions for prior-year tax positions	—	(8)	—
Balance at end of period	$34	$31	$34

If recognized, all of these uncertain tax benefits would affect CMS Energy’s and Consumers’ annual effective tax rates in future years. A trial is anticipated in 2022 with the Michigan Tax Tribunal related to the methodology of state apportionment for Consumers’ electricity sales to MISO; however, a final conclusion is not anticipated in the next 12 months.
CMS Energy and Consumers recognize accrued interest and penalties, where applicable, as part of income tax expense. CMS Energy, including Consumers, recognized no interest or penalties for each of the years ended December 31, 2021, 2020, or 2019.
The amount of income taxes paid is subject to ongoing audits by federal, state, local, and foreign tax authorities, which can result in proposed assessments. CMS Energy’s federal income tax returns for 2018 and subsequent years remain subject to examination by the IRS. CMS Energy’s Michigan Corporate Income Tax returns for 2013 and subsequent years remain subject to examination by the State of Michigan. CMS Energy’s and Consumers’ estimate of the potential outcome for any uncertain tax issue is highly judgmental. CMS Energy and Consumers believe that their accrued tax liabilities at December 31, 2021 were adequate for all years.
13:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
Years Ended December 31	2021	2020	2019
Income available to common stockholders
Income from continuing operations	$728	$694	$633
Less income (loss) attributable to noncontrolling interests	(23)	(3)	2
Less preferred stock dividends	5	—	—
Income from continuing operations available to common stockholders – basic and diluted	$746	$697	$631
Average common shares outstanding
Weighted-average shares – basic	289.0	285.0	283.0
Add dilutive nonvested stock awards	0.5	0.7	0.7
Add dilutive forward equity sale contracts	—	0.6	0.6
Weighted-average shares – diluted	289.5	286.3	284.3
Income from continuing operations per average common share available to common stockholders
Basic	$2.58	$2.45	$2.23
Diluted	2.58	2.44	2.22
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

14:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Year Ended December 31, 2021	Electric Utility	Gas Utility	Enterprises[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,915	$2,046	$—	$6,961
Other	—	—	114	114
Revenue recognized from contracts with customers	$4,915	$2,046	$114	$7,075
Leasing income	—	—	194	194
Financing income	10	5	—	15
Consumers alternative-revenue programs	33	12	—	45
Total operating revenue – CMS Energy	$4,958	$2,063	$308	$7,329
Consumers
Consumers utility revenue
Residential	$2,402	$1,396		$3,798
Commercial	1,573	396		1,969
Industrial	624	54		678
Other	316	200		516
Revenue recognized from contracts with customers	$4,915	$2,046		$6,961
Financing income	10	5		15
Alternative-revenue programs	33	12		45
Total operating revenue – Consumers	$4,958	$2,063		$7,021
1Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities.

In Millions
Year Ended December 31, 2020	Electric Utility	Gas Utility	Enterprises[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,348	$1,809	$—	$6,157
Other	—	—	81	81
Revenue recognized from contracts with customers	$4,348	$1,809	$81	$6,238
Leasing income	—	—	148	148
Financing income	11	6	—	17
Consumers alternative-revenue programs	29	14	—	43
Consumers revenues to be refunded	(16)	(12)	—	(28)
Total operating revenue – CMS Energy	$4,372	$1,817	$229	$6,418
Consumers
Consumers utility revenue
Residential	$2,109	$1,232		$3,341
Commercial	1,444	337		1,781
Industrial	570	46		616
Other	225	194		419
Revenue recognized from contracts with customers	$4,348	$1,809		$6,157
Financing income	11	6		17
Alternative-revenue programs	29	14		43
Revenues to be refunded	(16)	(12)		(28)
Total operating revenue – Consumers	$4,372	$1,817		$6,189
1Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities.

In Millions
Year Ended December 31, 2019	Electric Utility	Gas Utility	Enterprises[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,407	$1,922	$—	$6,329
Other	—	—	74	74
Revenue recognized from contracts with customers	$4,407	$1,922	$74	$6,403
Leasing income	—	—	174	174
Financing income	9	5	—	14
Consumers alternative-revenue programs	23	10	—	33
Total operating revenue – CMS Energy	$4,439	$1,937	$248	$6,624
Consumers
Consumers utility revenue
Residential	$1,988	$1,316		$3,304
Commercial	1,502	372		1,874
Industrial	669	51		720
Other	248	183		431
Revenue recognized from contracts with customers	$4,407	$1,922		$6,329
Financing income	9	5		14
Alternative-revenue programs	23	10		33
Total operating revenue – Consumers	$4,439	$1,937		$6,376
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
CMS Energy and Consumers recorded uncollectible accounts expense of $22 million for the year ended December 31, 2021, $33 million for the year ended December 31, 2020, and $29 million for the year ended December 31, 2019.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $486 million at December 31, 2021 and $437 million at December 31, 2020.
Alternative‑Revenue Programs: Consumers accounts for its energy waste reduction incentive mechanism and financial compensation mechanism as alternative-revenue programs. Consumers recognizes revenue related to the energy waste reduction incentive as soon as energy savings exceed the annual targets established by the MPSC and recognizes revenue related to the financial compensation mechanism as payments are made on MPSC-approved PPAs. For additional information on these mechanisms, see Note 2, Regulatory Matters.
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
Revenues to Be Refunded: In December 2020, the MPSC issued an order authorizing Consumers to refund $28 million voluntarily to utility customers. For additional information, see Note 2, Regulatory Matters.

15:    Other Income and Other Expense
Other income was not significant for any of the periods presented. Presented in the following table are the components of other expense at CMS Energy and Consumers:

In Millions
Years Ended December 31	2021	2020	2019
CMS Energy, including Consumers
Other expense
Donations	$(6)	$(35)	$(3)
Civic and political expenditures	(5)	(5)	(6)
Loss on reacquired and extinguished debt	—	(16)	—
All other	(7)	(6)	(4)
Total other expense – CMS Energy	$(18)	$(62)	$(13)
Consumers
Other expense
Donations	$(6)	$(33)	$(3)
Civic and political expenditures	(5)	(5)	(6)
All other	(7)	(5)	(4)
Total other expense – Consumers	$(18)	$(43)	$(13)
16:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
December 31	2021	2020
CMS Energy, including Consumers
Cash and cash equivalents	$452	$32
Restricted cash and cash equivalents	24	17
Current assets held for sale	—	136
Cash and cash equivalents, including restricted amounts – CMS Energy	$476	$185
Consumers
Cash and cash equivalents	$22	$20
Restricted cash and cash equivalents	22	15
Cash and cash equivalents, including restricted amounts – Consumers	$44	$35
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

Current Assets Held for Sale: On October 1, 2021, EnerBank was acquired by Regions Bank. EnerBank’s cash and cash equivalents are presented as assets held for sale on CMS Energy’s consolidated balance sheets at December 31, 2020. For information regarding the sale of EnerBank, see Note 20, Exit Activities and Discontinued Operations.
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
Inter-segment sales and transfers are accounted for at current market prices and are eliminated in consolidated net income available to common stockholders by segment. Inter-segment sales and transfers were immaterial for all periods presented.
CMS Energy
The segments reported for CMS Energy are:
•electric utility, consisting of regulated activities associated with the generation, purchase, distribution, and sale of electricity in Michigan
•gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
•enterprises, consisting of various subsidiaries engaging in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production
On October 1, 2021, EnerBank was acquired by Regions Bank. As a result, EnerBank is no longer included in the composition of CMS Energy’s reportable segments. EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the years ended December 31, 2021, 2020, and 2019. The assets and liabilities of EnerBank are presented as held for sale on CMS Energy’s consolidated balance sheet at December 31, 2020. For information regarding the sale of EnerBank, see Note 20, Exit Activities and Discontinued Operations.
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
Presented in the following tables is financial information by segment:

In Millions
Years Ended December 31	2021	2020	2019
CMS Energy, including Consumers
Operating revenue
Electric utility	$4,958	$4,372	$4,439
Gas utility	2,063	1,817	1,937
Enterprises	308	229	248
Total operating revenue – CMS Energy	$7,329	$6,418	$6,624
Consumers
Operating revenue
Electric utility	$4,958	$4,372	$4,439
Gas utility	2,063	1,817	1,937
Total operating revenue – Consumers	$7,021	$6,189	$6,376
CMS Energy, including Consumers
Depreciation and amortization
Electric utility	$772	$739	$713
Gas utility	304	283	261
Enterprises	37	20	14
Other reconciling items	1	1	1
Total depreciation and amortization – CMS Energy	$1,114	$1,043	$989
Consumers
Depreciation and amortization
Electric utility	$772	$739	$713
Gas utility	304	283	261
Other reconciling items	1	1	1
Total depreciation and amortization – Consumers	$1,077	$1,023	$975

In Millions
Years Ended December 31	2021	2020	2019
CMS Energy, including Consumers
Income from equity method investees[1]
Enterprises	$10	$5	$10
Total income from equity method investees – CMS Energy	$10	$5	$10
CMS Energy, including Consumers
Interest charges
Electric utility	$207	$217	$213
Gas utility	104	102	83
Enterprises	6	7	7
Other reconciling items	183	179	157
Total interest charges – CMS Energy	$500	$505	$460
Consumers
Interest charges
Electric utility	$207	$217	$213
Gas utility	104	102	83
Other reconciling items	—	1	1
Total interest charges – Consumers	$311	$320	$297
CMS Energy, including Consumers
Income tax expense (benefit)
Electric utility	$117	$115	$134
Gas utility	39	58	51
Enterprises	(2)	(4)	2
Other reconciling items	(59)	(54)	(56)
Total income tax expense – CMS Energy	$95	$115	$131
Consumers
Income tax expense
Electric utility	$117	$115	$134
Gas utility	39	58	51
Total income tax expense – Consumers	$156	$173	$185

In Millions
Years Ended December 31	2021	2020	2019
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$565	$554	$509
Gas utility	302	261	233
Enterprises	23	36	33
Other reconciling items	458	(96)	(95)
Total net income available to common stockholders – CMS Energy	$1,348	$755	$680
Consumers
Net income (loss) available to common stockholder
Electric utility	$565	$554	$509
Gas utility	302	261	233
Other reconciling items	(1)	(1)	(1)
Total net income available to common stockholder – Consumers	$866	$814	$741
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[2]	$18,147	$17,155	$16,158
Gas utility[2]	10,601	9,581	8,785
Enterprises	1,122	1,113	405
Other reconciling items	23	21	20
Total plant, property, and equipment, gross – CMS Energy	$29,893	$27,870	$25,368
Consumers
Plant, property, and equipment, gross
Electric utility[2]	$18,147	$17,155	$16,158
Gas utility[2]	10,601	9,581	8,785
Other reconciling items	23	21	20
Total plant, property, and equipment, gross – Consumers	$28,771	$26,757	$24,963
CMS Energy, including Consumers
Investments in equity method investees[1]
Enterprises	$71	$70	$71
Total investments in equity method investees – CMS Energy	$71	$70	$71

In Millions
Years Ended December 31	2021	2020	2019
CMS Energy, including Consumers
Total assets
Electric utility[2]	$16,493	$15,829	$14,911
Gas utility[2]	10,517	9,429	8,659
Enterprises	1,312	1,276	527
Other reconciling items	431	3,132	2,740
Total assets – CMS Energy	$28,753	$29,666	$26,837
Consumers
Total assets
Electric utility[2]	$16,555	$15,893	$14,973
Gas utility[2]	10,564	9,477	8,706
Other reconciling items	21	29	20
Total assets – Consumers	$27,140	$25,399	$23,699
CMS Energy, including Consumers
Capital expenditures[3]
Electric utility[4]	$1,153	$1,281	$1,162
Gas utility[4]	989	885	971
Enterprises	17	108	5
Other reconciling items	2	1	1
Total capital expenditures – CMS Energy	$2,161	$2,275	$2,139
Consumers
Capital expenditures[3]
Electric utility[4]	$1,153	$1,281	$1,162
Gas utility[4]	989	885	971
Other reconciling items	2	1	1
Total capital expenditures – Consumers	$2,144	$2,167	$2,134
1Consumers had no significant equity method investments.
2Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.
3Amounts include assets placed under finance lease.
4Amounts include a portion of Consumers’ capital expenditures for plant and equipment attributable to both the electric and gas utility businesses.

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
Presented in the following table is Consumers’ expense recorded from related-party transactions for the years ended December 31:

In Millions
Description	Related Party	2021	2020	2019
Purchases of capacity and energy	Affiliates of CMS Enterprises	$77	$64	$75
Amounts payable to related parties for purchased power and other services were $22 million at December 31, 2021 and $13 million at December 31, 2020. Accounts receivable from related parties were $7 million at December 31, 2021 and $16 million at December 31, 2020.
CMS Energy has a demand note payable to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028.The portion of the demand note attributable to Consumers was recorded as a note receivable – related party on Consumers’ consolidated balance sheets at December 31, 2021 and 2020.
Consumers has a natural gas transportation agreement with a subsidiary of CMS Energy that extends through 2038, related to a pipeline owned by Consumers. For additional details about the agreement, see Note 8, Leases and Palisades Financing.
In June 2021, Consumers entered into an agreement with DIG, CMS Generation Michigan Power, and CMS ERM to purchase the enterprises segment’s three natural gas-fueled generating units, totaling 1,001 MW of nameplate capacity for $515 million, subject to certain adjustments. The parties plan to close the sale, which is dependent upon regulatory approvals, in 2025.
In December 2021, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million. For additional details about the agreement, see Note 4, Financings and Capitalization.
19:    Variable Interest Entities
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
Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
December 31	2021	2020
Current
Cash and cash equivalents	$20	$7
Accounts receivable	3	5
Prepayments and other current assets	1	1
Non-current
Plant, property, and equipment, net	671	692
Total assets[1]	$695	$705
Current
Accounts payable	$15	$3
Non-current
Asset retirement obligations	20	19
Total liabilities	$35	$22
1Assets may be used only to meet VIEs’ obligations and commitments.
CMS Enterprises is obligated under certain indemnities that protect the tax equity investor against losses incurred as a result of breaches of representations and warranties provided by Aviator Wind Equity Holdings and its subsidiaries. For additional details on these indemnity obligations, see Note 3, Contingencies and Commitments—Guarantees.
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
CMS Energy’s investment in these partnerships is included in investments on its consolidated balance sheets in the amount of $71 million at December 31, 2021 and $70 million at December 31, 2020.
20:    Exit Activities and Discontinued Operations
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

As of December 31, 2021, the cumulative cost incurred and charged to expense related to the D.E. Karn retention incentive program was $16 million. Additionally, an amount of $4 million has been capitalized as a cost of plant, property, and equipment and an amount of $7 million has been deferred as a regulatory asset. Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
Years Ended December 31	2021	2020
Retention benefit liability at beginning of period	$11	$4
Costs incurred and charged to maintenance and other operating expenses	—	13
Costs deferred as a regulatory asset	7	—
Costs incurred and capitalized	1	2
Costs paid or settled	(5)	(8)
Retention benefit liability at the end of the period[1]	$14	$11
1Includes current portion of other liabilities of $5 million at December 31, 2021 and $3 million at December 31, 2020.
Discontinued Operations: On October 1, 2021, EnerBank was acquired by Regions Bank. CMS Energy received proceeds of over $1 billion from the transaction and recognized a pre-tax gain of $657 million. CMS Energy intends to use the proceeds from the sale to fund key initiatives in its core energy business related to safety, reliability, and its clean energy transformation.
In December 2021, CMS Energy submitted a notice of disagreement to Regions Bank relating to a $36 million negative post-closing purchase price adjustment that it believes is inconsistent with the merger agreement. In accordance with the merger agreement, the disputed adjustment will be submitted to a mutually agreed upon independent accounting firm for final determination. While CMS Energy does not believe material loss is probable, it cannot predict the outcome of this matter.
EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the years ended December 31, 2021, 2020, and 2019. The assets and liabilities of EnerBank are presented as held for sale on CMS Energy’s consolidated balance sheet at December 31, 2020.
The table below presents the financial results of EnerBank included in income from discontinued operations:

In Millions
Years Ended December 31	2021	2020	2019
Operating revenue	$209	$262	$221
Expenses
Operating expenses	60	130	97
Interest expense	34	56	59
Income before income taxes	$115	$76	$65
Gain on sale	657	—	—
Income from discontinued operations before income taxes	$772	$76	$65
Income tax expense	170	18	16
Income from discontinued operations, net of tax	$602	$58	$49

The table below presents the aggregate carrying amounts for the major classes of assets and liabilities held for sale related to EnerBank:

In Millions
December 31	2020
Assets
Current
Cash and cash equivalents	$136
Accounts receivable and other current assets	18
Notes receivable, less allowance of $32	275
Total current assets	$429
Non‑current
Plant, property, and equipment, net	$22
Notes receivable, less allowance of $91	2,612
Other non‑current assets	46
Total non‑current assets	$2,680
Total assets	$3,109
Liabilities
Current
Current portion of long-term debt	$915
Accounts payable and other current liabilities	38
Total current liabilities	$953
Non‑current
Long-term debt	$1,890
Other non‑current liabilities	4
Total non‑current liabilities	$1,894
Total liabilities	$2,847

21:    Quarterly Financial and Common Stock Information (Unaudited)
Presented in the table below are CMS Energy’s quarterly financial and common stock information. CMS Energy has reclassified certain prior period amounts to conform to the presentation in the present period. The most significant reclassification is related to the sale of EnerBank to Regions Bank. EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the years ended December 31, 2021 and 2020.

In Millions, Except Per Share Amounts
	2021
Three Months Ended	March 31	June 30	September 30	December 31
CMS Energy, including Consumers
Operating revenue	$2,013	$1,558	$1,725	$2,033
Operating income	430	252	260	204
Income From Continuing Operations	308	153	153	114
Income From Discontinued Operations, Net of Tax	34	18	30	520
Net income	342	171	183	634
Loss attributable to noncontrolling interests	(7)	(5)	(6)	(5)
Net Income Attributable to CMS Energy	349	176	189	639
Preferred Stock Dividends	—	—	3	2
Net income available to common stockholders	349	176	186	637
Basic earnings per average common share
Income from continuing operations per average common share available to common stockholders[1]	1.09	0.55	0.54	0.40
Income from discontinued operations per average common share available to common stockholders[1]	0.12	0.06	0.10	1.80
Basic earnings per average common share[1]	1.21	0.61	0.64	2.20
Diluted earnings per average common share
Income from continuing operations per average common share available to common stockholders[1]	1.09	0.55	0.54	0.40
Income from discontinued operations per average common share available to common stockholders[1]	0.12	0.06	0.10	1.80
Diluted earnings per average common share[1]	1.21	0.61	0.64	2.20
1The sum of the quarters may not equal annual EPS due to changes in the number of shares outstanding.

In Millions, Except Per Share Amounts
	2020
Three Months Ended	March 31	June 30	September 30	December 31
CMS Energy, including Consumers
Operating revenue	$1,802	$1,382	$1,507	$1,727
Operating income	335	248	340	307
Income From Continuing Operations	229	129	198	138
Income From Discontinued Operations, Net of Tax	14	8	12	24
Net income	243	137	210	162
Income (loss) attributable to noncontrolling interests	—	1	(8)	4
Net income available to common stockholders	243	136	218	158
Basic earnings per average common share
Income from continuing operations per average common share available to common stockholders[1]	0.81	0.45	0.72	0.47
Income from discontinued operations per average common share available to common stockholders[1]	0.05	0.03	0.04	0.08
Basic earnings per average common share[1]	0.86	0.48	0.76	0.55
Diluted earnings per average common share
Income from continuing operations per average common share available to common stockholders[1]	0.80	0.45	0.72	0.47
Income from discontinued operations per average common share available to common stockholders[1]	0.05	0.03	0.04	0.08
Diluted earnings per average common share[1]	0.85	0.48	0.76	0.55
1The sum of the quarters may not equal annual EPS due to changes in the number of shares outstanding.

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CMS Energy Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CMS Energy Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing after Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Accounting for the Effects of New Regulatory Matters
As described in Note 2 to the consolidated financial statements, the Company is a utility and must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services. Under regulatory accounting, the Company records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by a non-regulated business. As of December 31, 2021, the Company has recognized a total of $2,305 million of regulatory assets, $3,948 million of regulatory liabilities, $25 million of accrued revenue, and $12 million of accrued rate refunds. As described by management, there are multiple participants to rate case proceedings who often challenge various aspects of those proceedings, including the prudence of the Company’s policies and practices. These participants often seek cost disallowances and other relief and have appealed significant decisions reached by the regulators. The recovery of regulatory assets and the settlement of regulatory liabilities are contingent upon the outcomes of rate cases and regulatory proceedings.
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
February 10, 2022
We have served as the Company’s auditor since 2007.

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Consumers Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Consumers Energy Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing after Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Accounting for the Effects of New Regulatory Matters
As described in Note 2 to the consolidated financial statements, the Company is a utility and must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services. Under regulatory accounting, the Company records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by a non-regulated business. As of December 31, 2021, the Company has recognized a total of $2,305 million of regulatory assets, $3,948 million of regulatory liabilities, $25 million of accrued revenue, and $12 million of accrued rate refunds. As described by management, there are multiple participants to rate case proceedings who often challenge various aspects of those proceedings, including the prudence of the Company’s policies and practices. These participants often seek cost disallowances and other relief and have appealed significant decisions reached by the regulators. The recovery of regulatory assets and the settlement of regulatory liabilities are contingent upon the outcomes of rate cases and regulatory proceedings.
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
February 10, 2022
We have served as the Company’s auditor since 2007.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
CMS Energy
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, CMS Energy’s CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2021.
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
Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, CMS Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2021. The effectiveness of CMS Energy’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control Over Financial Reporting: There have not been any changes in CMS Energy’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, its internal control over financial reporting.
Consumers
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, Consumers’ CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2021.
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
Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Consumers’ management concluded that its internal control over financial reporting was effective as of December 31, 2021. The effectiveness of Consumers’ internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting: There have not been any changes in Consumers’ internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, its internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10.    Directors, Executive Officers and Corporate Governance
CMS Energy
Information that is required in Item 10 of this Form 10‑K regarding executive officers is included in the Item 1. Business—Information About CMS Energy’s and Consumers’ Executive Officers section, which is incorporated by reference herein.
Information that is required in Item 10 of this Form 10‑K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2022 Annual Meetings of Shareholders to be held May 6, 2022. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.
Code of Ethics
CMS Energy has adopted an employee code of ethics, entitled “CMS Energy 2022 Code of Conduct and Guide to Ethical Business Behavior” (“Employee Code”) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of CMS Energy and its affiliates. The Employee Code is administered by the Chief Compliance Officer of CMS Energy, who reports directly to the Audit Committee of the Board of Directors of CMS Energy. CMS Energy has also adopted a director code of ethics entitled “2022 Board of Directors Code of Conduct and Guide to Ethical Business Behavior” (“Director Code”) that applies to its directors. The Director Code is administered by the Audit Committee of the Board of Directors of CMS Energy. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of CMS Energy, or if none, by disinterested members of the entire Board of Directors of CMS Energy. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to CMS Energy’s CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of CMS Energy’s Director Code will be disclosed on CMS Energy’s website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.

Consumers
Information that is required in Item 10 of this Form 10‑K regarding executive officers is included in the Item 1. Business—Information About CMS Energy’s and Consumers’ Executive Officers section, which is incorporated by reference herein.
Information that is required in Item 10 of this Form 10‑K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2022 Annual Meetings of Shareholders to be held May 6, 2022. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.
Code of Ethics
Consumers has adopted an employee code of ethics, entitled “CMS Energy 2022 Code of Conduct and Guide to Ethical Business Behavior” (“Employee Code”) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of Consumers and its affiliates. The Employee Code is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. Consumers has also adopted a director code of ethics entitled “2022 Board of Directors Code of Conduct and Guide to Ethical Business Behavior” (“Director Code”) that applies to its directors. The Director Code is administered by the Audit Committee of the Board of Directors of Consumers. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of Consumers, or if none, by disinterested members of the entire Board of Directors of Consumers. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to Consumers’ CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of Consumers’ Director Code will be disclosed on Consumers’ website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.
Item 11.    Executive Compensation
See the note below.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
Presented in the following table is information regarding CMS Energy’s equity compensation plans as of December 31, 2021:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	—	$—	5,927,297
Also see the note below.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
See the note below.
Item 14.    Principal Accountant Fees and Services
See the note below.
NOTE: Information that is required by Part III—Items 11, 12, 13, and 14 of this Form 10‑K is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2022 Annual Meetings of Shareholders to be held May 6, 2022. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.

(This page was intentionally left blank)

Part IV
Item 15.    Exhibits and Financial Statement Schedules
The following financial statements are filed as part of this report under Item 8. Financial Statements and Supplementary Data:
•Consolidated Statements of Income of CMS Energy for the years ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Comprehensive Income of CMS Energy for the years ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Cash Flows of CMS Energy for the years ended December 31, 2021, 2020, and 2019
•Consolidated Balance Sheets of CMS Energy at December 31, 2021 and 2020
•Consolidated Statements of Changes in Equity of CMS Energy for the years ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Income of Consumers for the years ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Comprehensive Income of Consumers for the years ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Cash Flows of Consumers for the years ended December 31, 2021, 2020, and 2019
•Consolidated Balance Sheets of Consumers at December 31, 2021 and 2020
•Consolidated Statements of Changes in Equity of Consumers for the years ended December 31, 2021, 2020, and 2019
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm for CMS Energy
•Report of Independent Registered Public Accounting Firm for Consumers
The following financial statement schedules are included below:
•Schedule I — Condensed Financial Information of Registrant, CMS Energy—Parent Company at December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020, and 2019
•Schedule II — Valuation and Qualifying Accounts and Reserves of CMS Energy for the years ended December 31, 2021, 2020, and 2019
•Schedule II — Valuation and Qualifying Accounts and Reserves of Consumers for the years ended December 31, 2021, 2020, and 2019

Schedule I — Condensed Financial Information of Registrant
CMS Energy—Parent Company
Condensed Statements of Income

In Millions
Years Ended December 31	2021	2020	2019
Operating Expenses
Other operating expenses	$(7)	$(6)	$(38)
Total operating expenses	(7)	(6)	(38)

Operating Loss	(7)	(6)	(38)

Other Income (Expense)
Equity earnings of subsidiaries	1,482	909	826
Nonoperating retirement benefits, net	(1)	(1)	(1)
Interest income	1	1	1
Other income	1	1	1
Other expense	—	(19)	—
Total other income	1,483	891	827

Interest Charges
Interest on long-term debt	183	178	156
Intercompany interest expense and other	7	7	10
Total interest charges	190	185	166

Income Before Income Taxes	1,286	700	623
Income Tax Benefit	(60)	(55)	(57)

Income From Continuing Operations	1,346	755	680
Income From Discontinued Operations, Net of Tax of $(5), $—, and $—	7	—	—

Net Income Attributable to CMS Energy	1,353	755	680
Preferred Stock Dividends	5	—	—

Net Income Available to Common Stockholders	$1,348	$755	$680
The accompanying notes are an integral part of these statements.

Schedule I — Condensed Financial Information of Registrant (Continued)
CMS Energy—Parent Company
Condensed Statements of Cash Flows

In Millions
Years Ended December 31	2021	2020	2019
Cash Flows from Operating Activities
Net cash provided by operating activities	$1,549	$507	$697

Cash Flows from Investing Activities
Investment in subsidiaries	(581)	(657)	(683)
Increase in notes receivable – intercompany	(83)	(307)	—
Net cash used in investing activities	(664)	(964)	(683)

Cash Flows from Financing Activities
Proceeds from issuance of debt	—	1,225	1,158
Issuance of common stock	26	253	12
Issuance of preferred stock	224	—	—
Retirement of long-term debt	(200)	(425)	(738)
Debt prepayment costs	—	(16)	—
Payment of dividends on common and preferred stock	(507)	(465)	(434)
Debt issuance costs and financing fees	(10)	(10)	(18)
Change in notes payable – intercompany	(28)	(105)	6
Net cash provided by (used in) financing activities	(495)	457	(14)

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	390	—	—
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	—	—	—

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$390	$—	$—
The accompanying notes are an integral part of these statements.

Schedule I — Condensed Financial Information of Registrant (Continued)
CMS Energy—Parent Company
Condensed Balance Sheets

ASSETS
In Millions
December 31	2021	2020
Current Assets
Cash and cash equivalents	$390	$—
Notes and accrued interest receivable – intercompany	463	358
Accounts receivable – intercompany and related parties	5	3
Accrued taxes	—	48
Prepayments and other current assets	1	1
Total current assets	859	410

Other Non‑current Assets
Deferred income taxes	147	91
Investments in subsidiaries	9,870	9,372
Other investments	6	5
Other	8	5
Total other non‑current assets	10,031	9,473

Total Assets	$10,890	$9,883

LIABILITIES AND EQUITY
In Millions
December 31	2021	2020
Current Liabilities
Current portion of long-term debt	$—	$200
Accounts and notes payable – intercompany	61	69
Accrued interest, including intercompany	33	33
Accrued taxes	83	—
Other current liabilities	8	9
Total current liabilities	185	311

Non‑current Liabilities
Long-term debt	3,928	3,926
Notes payable – intercompany	112	116
Postretirement benefits	19	21
Other non‑current liabilities	15	13
Total non‑current liabilities	4,074	4,076

Equity
Common stockholders’ equity	6,407	5,496
Preferred stock	224	—
Total equity	6,631	5,496

Total Liabilities and Equity	$10,890	$9,883
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
2:    Guarantees
CMS Energy has issued guarantees with a maximum potential obligation of $633 million on behalf of some of its wholly owned subsidiaries and related parties. CMS Energy’s maximum potential obligation consists primarily of potential payments:
•to third parties under certain commodity purchase and swap agreements entered into with CMS ERM
•to third parties under certain agreements entered into with Grand River Wind, LLC, a wholly owned subsidiary of CMS Enterprises
•to EGLE on behalf of CMS Land and CMS Capital, for environmental remediation obligations at Bay Harbor
•to the U.S. Department of Energy on behalf of Consumers, in connection with Consumers’ 2011 settlement agreement with the U.S. Department of Energy regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers
•to a tax equity investor under certain agreements in connection with the purchase of a VIE
•to Regions Bank related to the sale of EnerBank
The expiry dates of these guarantees vary, depending upon contractual provisions or upon the statute of limitations under the relevant governing law.
3:    Note Payable—Intercompany
CMS Energy has a demand note payable to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028. This note payable is not recorded at fair value; however, its carrying value approximates fair value at December 31, 2021. This fair value measurement is classified in Level 3 within the fair value hierarchy.

4:    Preferred Stock
In 2021, CMS Energy issued 9.2 million depositary shares, each representing a 1/1,000th interest in a share of its cumulative Series C preferred stock, traded on the New York Stock Exchange under the symbol CMS PRC, at a price of $25.00 per depositary share. The transaction resulted in net proceeds of $224 million, which was used for general corporate purposes. Dividends on the preferred stock accumulate at an annual rate of 4.200 percent and are payable quarterly.
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

Schedule II — Valuation and Qualifying Accounts and Reserves
CMS Energy Corporation
Years Ended December 31, 2021, 2020, and 2019

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for uncollectible accounts[1]
2021	$29	$22	$—	$31	$20
2020	20	33	—	24	29
2019	20	29	—	29	20
Deferred tax valuation allowance
2021	$1	$1	$—	$—	$2
2020	2	—	—	1	1
2019	8	—	—	6	2
1Deductions represent write-offs of uncollectible accounts, net of recoveries.
Consumers Energy Company
Years Ended December 31, 2021, 2020, and 2019

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for uncollectible accounts[1]
2021	$29	$22	$—	$31	$20
2020	20	33	—	24	29
2019	20	29	—	29	20
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

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
3.1[1]	1-9513	3.1	—
Restated Articles of Incorporation of CMS Energy, effective June 1, 2004, as amended May 22, 2009, together with the Certificate of Designation of 4.200% Cumulative Redeemable Perpetual Preferred Stock, Series C, effective June 29, 2021 (Form 10‑Q for the quarterly period ended June 30, 2021)

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

				Indentures Supplemental thereto:
4.1.a	1-5611	4.2	—	104th dated as of 8/11/05 (Form 8-K filed August 11, 2005)
4.1.b	1-5611	4.1	—	112th dated as of 9/1/10 (Form 8-K filed September 7, 2010)
4.1.c	1-5611	4.1	—	113th dated as of 10/15/10 (Form 8-K filed October 20, 2010)
4.1.d	1-5611	4.1	—	114th dated as of 3/31/11 (Form 8-K filed April 6, 2011)
4.1.e	1-5611	4.1	—	116th dated as of 9/1/11 (Form 10-Q for the quarterly period ended September 30, 2011)
4.1.f	1-5611	4.1	—	120th dated as of 12/17/12 (Form 8-K filed December 20, 2012)
4.1.g	1-5611	4.1	—	121st dated as of 5/17/13 (Form 8-K filed May 17, 2013)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.1.h	1-5611	4.1	—	122nd dated as of 8/9/13 (Form 8-K filed August 9, 2013)
4.1.i	1-5611	4.1	—	123rd dated as of 12/20/13 (Form 8-K filed December 27, 2013)
4.1.j	1-5611	4.1	—	124th dated as of 8/18/2014 (Form 8-K filed August 18, 2014)
4.1.k	1-5611	4.1	—	125th dated as of 11/6/2015 (Form 8-K filed November 6, 2015)
4.1.l	1-5611	4.1	—	126th dated as of 11/23/2015 (Form 8-K filed November 25, 2015)
4.1.m	1-5611	4.1	—	127th dated as of 8/10/16 (Form 8-K filed August 10, 2016)
4.1.n	1-5611	4.1	—	128th dated as of 2/22/17 (Form 8-K filed February 22, 2017)
4.1.o	1-5611	4.1	—	129th dated as of 9/28/17 (Form 8-K filed September 28, 2017)
4.1.p	1-5611	4.1	—	130th dated as of 11/15/17 (Form 8-K filed November 15, 2017)
4.1.q	1-5611	4.1	—	131st dated as of 5/14/18 (Form 8‑K filed May 14, 2018)
4.1.r	1-5611	4.1	—	132nd dated as of 6/5/18 (Form 8‑K filed June 5, 2018)
4.1.s	1-5611	4.1	—	133rd dated as of 10/1/18 (Form 8-K filed October 1, 2018)
4.1.t	1-5611	4.1	—	134th dated as of 11/13/18 (Form 8-K filed November 13, 2018)
4.1.u	1-5611	4.1	—	135th dated as of 5/28/19 (Form 8-K filed May 28, 2019)
4.1.v	1-5611	4.1	—	136th dated as of 9/3/19 (Form 8-K filed September 3, 2019)
4.1.w	1-5611	4.1	—	137th dated as of 9/19/19 (Form 8-K filed September 19, 2019)
4.1.x	1-5611	4.3	—	138th dated as of 10/1/19 (Form 10-Q for the quarterly period ended September 30, 2019)
4.1.y	1-5611	4.1	—	139th dated as of 3/26/20 (Form 8-K filed March 26, 2020)
4.1.z	1-5611	4.1	—	140th dated as of 5/13/20 (Form 8-K filed May 13, 2020)
4.1.aa	1-5611	4.1	—	141st dated as of 5/20/20 (Form 8-K filed May 20, 2020)
4.1.bb	1-5611	4.1	—	142nd dated as of 10/7/20 (Form 8-K filed October 7, 2020)
4.1.cc	1-5611	4.1	—	143rd dated as of 12/14/20 (Form 8-K filed December 14, 2020)
4.1.dd	1-5611	4.1	—	144th dated as of 8/12/21 (Form 8-K filed August 12, 2021)
4.2	1-5611	(4)(b)	—	Indenture dated as of January 1, 1996 between Consumers and The Bank of New York Mellon, as Trustee (Form 10-K for the fiscal year ended December 31, 1995)
4.3	1-5611	(4)(c)	—	Indenture dated as of February 1, 1998 between Consumers and The Bank of New York Mellon (formerly The Chase Manhattan Bank), as Trustee (Form 10-K for the fiscal year ended December 31, 1997)
4.4[1]	33-47629	(4)(a)	—	Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee (Form S-3 filed May 1, 1992)
				Indentures Supplemental thereto:
4.4.a1	1-9513	4.1	—	29th dated as of 3/22/13 (Form 8-K filed March 22, 2013)
4.4.b1	1-9513	4.1	—	30th dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.4.c1	1-9513	4.2	—	31st dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.4.d1	1-9513	4.1	—	32nd dated as of 11/9/15 (Form 8-K filed November 9, 2015)
4.4.e1	1-9513	4.1	—	33rd dated as of 5/5/16 (Form 8-K filed May 5, 2016)
4.4.f1	1-9513	4.1	—	34th dated as of 11/3/16 (Form 8-K filed November 3, 2016)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.4.g1	1-9513	4.1	—	35th dated as of 2/13/17 (Form 8-K filed February 13, 2017)
4.5[1]	1-9513	(4a)	—	Indenture dated as of June 1, 1997 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed July 1, 1997)
				Indentures Supplemental thereto:
4.5.a1	1-9513	4.5.a	—	5th dated as of 2/13/18 (Form 10‑K for the fiscal year ended December 31, 2017)
4.5.b1	1-9513	4.1	—	6th dated as of 3/8/18 (Form 8-K filed March 8, 2018)
4.5.c1	1-9513	4.1	—	7th dated as of 9/26/18 (Form 8-K filed September 26, 2018)
4.5.d1	1-9513	4.1	—	8th dated as of 2/20/19 (Form 8-K filed February 20, 2019)
4.5.e1	1-9513	4.1	—	9th dated as of 5/28/20 (Form 8-K filed May 28, 2020)
4.5.f1	1-9513	4.1	—	10th dated as of 11/25/20 (Form 8-K filed November 25, 2020)
4.6[1]			—	Description of CMS Energy Securities
4.7	1-5611	4.7	—	Description of Consumers Securities (Form 10-K for the fiscal year ended December 31, 2019)
4.8[1]	1-9513	4.2	—
Deposit Agreement, dated as of July 1, 2021, among CMS Energy, Equiniti Trust Company, and the holders from time to time of the depositary receipts described therein, including Form of Depositary Receipt (Form 8-K filed July 1, 2021)

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

10.5[2]	1-9513	10.7	—	Defined Contribution Supplemental Executive Retirement Plan, as amended and restated, effective May 1, 2019 (Form 10-K for the fiscal year ended December 31, 2018)
10.6[2]	1-9513	10.6	—	Form of Officer Separation Agreement as of January 2020 (Form 10-K for the fiscal year ended December 31, 2019)
10.7[1]	1-9513	(10)(y)	—	Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others (Form 10-K for the fiscal year ended December 31, 1990)
10.8[1,2]	1-9513	(10)(a)	—	Form of Indemnification Agreement between CMS Energy and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.9[2]	1-5611	(10)(b)	—	Form of Indemnification Agreement between Consumers and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.10[2]			—	CMS Incentive Compensation Plan for CMS Energy and Consumers Officers as amended, effective as of January 27, 2022
10.11[2]	1-9513	10.1	—	2016 Form of Change in Control Agreement (Form 8-K filed June 23, 2016)
10.12[2]			—	Annual Employee Incentive Compensation Plan for Consumers as amended, effective as of January 27, 2022
10.13[1,2]			—	Annual CMS Enterprises Employee Incentive Compensation Plan as amended, effective as of January 27, 2022
10.14[1]	1-9513	10.1	—	$550 million Fourth Amended and Restated Revolving Credit Agreement dated as of June 5, 2018 among CMS Energy, the Banks, as defined therein, and Barclays, as Agent (Form 8‑K filed June 5, 2018)
10.14.a1	1-9513	10.2	—
Amendment No. 1, dated as of April 29, 2020, to $550 million Fourth Amended and Restated Revolving Credit Agreement dated as of June 5, 2018 among CMS Energy, the Banks, as defined therein, and Barclays, as Agent (Form 10-Q for the quarterly period ended June 30, 2020)

10.14.b1	1-9513	10.1	—	Description of the $550 million Fourth Amended and Restated Revolving Credit Agreement Extension (Form 8-K filed July 2, 2021)
10.15	1-5611	10.2	—	$850 million Fifth Amended and Restated Revolving Credit Agreement dated as of June 5, 2018 among Consumers, the Banks, as defined therein, and JPMorgan, as Agent (Form 8-K filed June 5, 2018)
10.15.a	1-5611	10.2	—	Description of the $850 million Fifth Amended and Restated Revolving Credit Agreement Extension (Form 8-K filed July 2, 2021)
10.16	1-5611	10.1	—
$250 million Amended and Restated Revolving Credit Agreement dated as of November 19, 2018 among Consumers, the Banks, as defined therein, and The Bank of Nova Scotia, as Agent (Form 8‑K filed November 20, 2018)

10.16.a	1-5611	10.1	—	Description of the Extension to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8‑K filed November 19, 2019)
10.16.b	1-5611	10.1	—	Description of the Second Extension to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8‑K filed November 19, 2020)
10.16.c	1-5611	10.1	—	Description of the Third Extension to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8-K filed November 22, 2021)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.17[2]	1-9513	10.1	—
Consumers and other CMS Energy Companies Retired Executives Survivor Benefit Plan for Management/ Executive Employees, distributed July 1, 2011 (Form 10-Q for the quarterly period ended September 30, 2011)

10.18	1-5611	10.1	—	Form of Commercial Paper Dealer Agreement between Consumers, as Issuer, and the Dealer party thereto (Form 10-Q for the quarterly period ended September 30, 2014)
10.19[1]	1-9513	10.1	—	Agreement and Plan of Merger dated June 7, 2021 by and among CMS Energy Corporation, EnerBank USA, and Regions Bank (Form 8-K filed June 8, 2021)
10.19.a1	1-9513	10.1	—
Amendment No. 1 dated as of August 9, 2021 to the Agreement and Plan of Merger, dated June 7, 2021, by and among CMS Energy, EnerBank USA and Regions Bank (Form 10-Q for the quarterly period ended September 30, 2021)

10.20	1-5611	10.1	—	Purchase and Sale Agreement dated June 21, 2021 by and among Consumers and New Covert Generating Company, LLC (Form 8-K filed June 23, 2021)
10.21	1-5611	10.2	—
Purchase and Sale Agreement dated June 21, 2021 by and among Consumers and Dearborn Industrial Generation, LLC, CMS Generation Michigan Power, LLC, and CMS Energy Resource Management Company (Form 8-K filed June 23, 2021)

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

/s/ Garrick J. Rochow
Name:	Garrick J. Rochow
Title:	President and Chief Executive Officer
Date:	February 10, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities indicated and on February 10, 2022.

/s/ Garrick J. Rochow	/s/ William D. Harvey
Garrick J. Rochow	William D. Harvey, Director
President, Chief Executive Officer, and Director
(Principal Executive Officer)
/s/ John G. Russell
John G. Russell, Director
/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer	/s/ Suzanne F. Shank
Suzanne F. Shank, Director
(Principal Financial Officer)

/s/ Myrna M. Soto
/s/ Scott B. McIntosh	Myrna M. Soto, Director
Scott B. McIntosh
Vice President, Controller, and Chief Accounting Officer
/s/ John G. Sznewajs
(Controller)	John G. Sznewajs, Director

/s/ Jon E. Barfield	/s/ Ronald J. Tanski
Jon E. Barfield, Director	Ronald J. Tanski, Director

/s/ Deborah H. Butler	/s/ Laura H. Wright
Deborah H. Butler, Director	Laura H. Wright, Director

/s/ Kurt L. Darrow
Kurt L. Darrow, Director

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Garrick J. Rochow
Name:	Garrick J. Rochow
Title:	President and Chief Executive Officer
Date:	February 10, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities indicated and on February 10, 2022.

/s/ Garrick J. Rochow	/s/ William D. Harvey
Garrick J. Rochow	William D. Harvey, Director
President, Chief Executive Officer, and Director
(Principal Executive Officer)
/s/ John G. Russell
John G. Russell, Director
/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer	/s/ Suzanne F. Shank
Suzanne F. Shank, Director
(Principal Financial Officer)

/s/ Myrna M. Soto
/s/ Scott B. McIntosh	Myrna M. Soto, Director
Scott B. McIntosh
Vice President, Controller, and Chief Accounting Officer
/s/ John G. Sznewajs
(Controller)	John G. Sznewajs, Director

/s/ Jon E. Barfield	/s/ Ronald J. Tanski
Jon E. Barfield, Director	Ronald J. Tanski, Director

/s/ Deborah H. Butler	/s/ Laura H. Wright
Deborah H. Butler, Director	Laura H. Wright, Director

/s/ Kurt L. Darrow
Kurt L. Darrow, Director