Form 10-Q
period 2022-03-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2022-05-03
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 11, 2022:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	290,129,103
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Report on Form 10-Q to the Securities and Exchange Commission for the Quarterly Period Ended March 31, 2022

Glossary
Certain terms used in the text and financial statements are defined below.

2016 Energy Law
Michigan’s Public Acts 341 and 342 of 2016

2021 Form 10‑K
Each of CMS Energy’s and Consumers’ Annual Report on Form 10‑K for the year ended December 31, 2021

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

EGLE
Michigan Department of Environment, Great Lakes, and Energy

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
U.S. Securities and Exchange Commission

securitization
A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of securitization bonds issued by a special-purpose entity affiliated with such utility

TAES
Toshiba America Energy Systems Corporation, a non-affiliated company

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
This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2021 Form 10-K.
Available Information
CMS Energy’s internet address is www.cmsenergy.com. CMS Energy routinely posts important information on its website and considers the Investor Relations section, www.cmsenergy.com/investor-relations, a channel of distribution for material information. Information contained on CMS Energy’s website is not incorporated herein.
Forward-Looking Statements and Information
This Form 10-Q and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:
•the impact and effect of recent events, such as the war in Ukraine, the COVID-19 pandemic, and the responses to these events, and related economic disruptions including, but not limited to, labor shortages, inflation, and supply chain disruptions, all of which could impact CMS Energy’s and Consumers’ workforce, operations, revenues, expenses, uncollectible accounts, energy efficiency programs, pension funding, PSCR and GCR costs, capital investment programs, cash flows, liquidity, maintenance of existing assets, and other operating expenses

•the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures
•potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities
•changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, PURPA, infrastructure integrity or security, cybersecurity, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, COVID-19 vaccination and testing requirements, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather-related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; and changes in trade policies or regulations
•the ability of CMS Energy and Consumers to execute cost-reduction strategies
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before EGLE, the EPA, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ routine maintenance, repair, and replacement classification under NSR regulations
•changes in energy markets, including availability and price of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates
•the potential effects of the future transition from LIBOR to an alternative reference interest rate in the credit and capital markets
•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements

•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, increased use of self-generation including distributed generation, or energy waste reduction and storage
•increased renewable energy demand due to customers seeking to meet their own sustainability goals
•the reputational or other impact on CMS Energy and Consumers of the failure to achieve ambitions related to reducing their impact on climate change
•adverse consequences of employee, director, or third-party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the settlement agreement resolving the 2021 IRP filing or give rise to the termination of the associated purchase agreement, including any action by a regulatory authority or other third party to prohibit, delay, impair, or deny approval for or consent to the 2021 IRP or the consummation of the proposed acquisition
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, and government approvals
•potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, operations, or backup systems due to accidents, explosions, physical disasters, global pandemics, cyber incidents, civil unrest, vandalism, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events

•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions
•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyberattack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on information technology backup or disaster recovery systems
•technological developments in energy production, storage, delivery, usage, and metering
•the ability to implement technology successfully
•the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections
•adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions
•the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements
•the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, and other events
•restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances
•earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts
•changes in financial or regulatory accounting principles or policies (e.g., the adoption of the hypothetical liquidation at book value method of accounting for certain non-regulated renewable energy projects)
•other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents
All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Part I—Item 1. Financial Statements—MD&A—Outlook and Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments; and Part I—Item 1A. Risk Factors in the 2021 Form 10-K.

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
In addition, while CMS Energy and Consumers have experienced some supply chain disruptions, they continue to provide safe and reliable service to customers.
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
In June 2021, Consumers filed its 2021 IRP with the MPSC, proposing updates to the Clean Energy Plan. In April 2022, Consumers and a broad coalition of key stakeholders, including customer groups, environmental organizations, the MPSC Staff, energy industry representatives, and the Michigan Attorney General, filed a settlement agreement with the MPSC resolving Consumers’ 2021 IRP. The settlement agreement is pending approval by the MPSC.

The settlement agreement resolving the 2021 IRP outlines Consumers’ long-term strategy for delivering clean, reliable, resilient, and affordable energy to its customers, including plans to:
•end the use of coal-fueled generation in 2025, 15 years sooner than initially planned
•purchase an existing natural gas-fueled generating unit, providing an additional 1,176 MW of nameplate capacity and allowing Consumers to continue providing controllable sources of electricity to customers
•solicit approximately 700 MW of capacity from sources in Michigan’s Lower Peninsula beginning in 2025
•expand its investment in renewable energy, adding nearly 8,000 MW of solar generation by 2040
Under the settlement agreement resolving the 2021 IRP, Consumers would continue to earn a return equal to its weighted-average cost of capital on payments made under new competitively bid PPAs approved by the MPSC.
The 2021 IRP, as settled, would allow Consumers to exceed its breakthrough goal of at least 50 percent combined renewable energy and energy waste reduction by 2030.
Presented in the following illustration is Consumers’ 2021 capacity portfolio and its future capacity portfolio under the proposed 2021 IRP settlement. This illustration includes the effects of purchased capacity and energy waste reduction and uses the nameplate capacity for all energy sources:

14%
12%
11%
26%
18%
8%
11%
30%
13%
9%
7%
31%
10%
43%
14%
9%
6%
19%
9%
50%
15%
11%
3%
21%
61%
15%
11%
3%
10%
2021
2025
2030
2035
2040
Renewable energy[1]
Energy waste reduction
Energy storage
One-time solicitation[2]
Natural gas
Coal
Nuclear
Oil/gas

1    Does not include RECs.
2    These amounts and fuel sources will vary and are dependent on a one-time competitive solicitation to acquire approximately 700 MW of capacity from sources in Michigan’s Lower Peninsula beginning in 2025.

In addition to its plan to eliminate its use of coal-fueled generation by 2025, Consumers has set the net-zero emissions goals discussed below.
Net-zero methane emissions from natural gas delivery system by 2030: Under its Methane Reduction Plan, Consumers plans to reduce methane emissions from its system by about 80 percent by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset by purchasing and/or producing renewable natural gas.
Net-zero carbon emissions from electric business by 2040: This goal includes not only emissions from Consumers’ owned generation, but also emissions from the generation of power purchased through long-term PPAs and from the MISO energy market. Consumers expects to meet 90 percent of its customers’ needs with clean energy sources by 2040 through execution of its Clean Energy Plan. Carbon offset measures including, but not limited to, carbon sequestration, methane emission capture, forest preservation, and reforestation may be used to close the gap to achieving net-zero carbon emissions.
Net-zero greenhouse gas emissions target for entire natural gas system by 2050: This goal, announced in March 2022, includes suppliers and customers, and has an interim goal of reducing customer emissions by 20 percent by 2030. Consumers expects to meet this goal through carbon offset measures, renewable natural gas, energy efficiency and demand response programs, and adopting emerging technologies.
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
For the three months ended March 31, 2022, CMS Energy’s net income available to common stockholders was $351 million, and diluted EPS were $1.21. This compares with net income available to common stockholders of $349 million and diluted EPS of $1.21 for the three months ended March 31, 2021. In 2022, higher electric and gas sales due primarily to favorable weather were offset partially by increased distribution, transmission, generation, and compression expenses and increased depreciation and property taxes, reflecting higher capital spending. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
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
Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service and positively impacting the triple bottom line of people, planet, and profit. During 2021, CMS Energy and Consumers:
•realized approximately $55 million in cost reductions by leveraging the CE Way and through other initiatives
•introduced a new economic development rate designed to attract new business to Michigan and encourage existing businesses to expand their operations
•achieved five-year planet goals, set in 2018, to save one billion gallons of water; enhance, restore or protect 5,000 acres of land in Michigan; and reduce waste sent to landfills by 35 percent
•introduced a new three-year electric vehicle pilot program designed to help fleet owners transition to electric vehicles
•announced plans to begin development of a renewable natural gas facility that will convert agricultural waste into clean, renewable natural gas
•expanded their renewable energy programs that assist both business and residential customers in meeting their sustainability goals
•received recognition as #1 utility company in the U.S. for America’s Best Employers for Women and America’s Best Employers for Diversity by Forbes®
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
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

The settlement agreement resolving the 2021 IRP, which is subject to MPSC approval, would add nearly $1 billion of capital expenditures to the $14.3 billion that Consumers already expects to make from 2022 through 2026, which are presented in the following illustration:

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
2022 Electric Rate Case: In April 2022, Consumers filed an application with the MPSC seeking a rate increase of $272 million, made up of two components. First, Consumers requested a $266 million annual rate increase, based on a 10.25 percent authorized return on equity for the projected twelve-month period ending December 31, 2023. The filing requested authority to recover future investments associated with distribution system reliability, solar generation, environmental compliance, and enhanced technology. Second, Consumers requested approval of a surcharge for the recovery of $6 million of distribution investments made in 2021 that exceeded what was authorized in rates in accordance with the December 2020 electric rate order.
2021 Gas Rate Case: In December 2021, Consumers filed an application with the MPSC seeking an annual rate increase of $278 million, based on a 10.5 percent authorized return on equity and a projected twelve-month period ending September 30, 2023. The filing requests authority to recover new infrastructure investment and related costs that are expected to allow Consumers to improve system safety and reliability and reduce fugitive methane emissions. In April 2022, Consumers reduced its requested annual rate increase to $233 million, based on a 10.25 percent authorized return on equity.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
Three Months Ended March 31	2022	2021	Change
Net Income Available to Common Stockholders	$351	$349	$2
Basic Earnings Per Average Common Share	$1.21	$1.21	$—
Diluted Earnings Per Average Common Share	$1.21	$1.21	$—

In Millions
Three Months Ended March 31	2022	2021	Change
Electric utility	$167	$155	$12
Gas utility	216	181	35
Enterprises	8	14	(6)
Corporate interest and other	(44)	(35)	(9)
Discontinued operations	4	34	(30)
Net Income Available to Common Stockholders	$351	$349	$2
Presented in the following table is a summary of after-tax changes to net income available to common stockholders for the three months ended March 31, 2022 versus 2021:

In Millions
Three Months Ended March 31, 2021		$349
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$16
Gas sales	39
Electric rate increase	4
Lower income tax expense	17
Lower non-operating retirement benefits expenses	5
Higher distribution, transmission, generation, and compression expenses	(13)
Higher property taxes, reflecting higher capital spending	(6)
Higher depreciation and amortization	(5)
Higher forestry costs	(4)
Other	(6)
		$47
Enterprises		(6)
Corporate interest and other		(9)
Discontinued operations		(30)
Three Months Ended March 31, 2022		$351

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three months ended March 31, 2022 versus 2021 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
Three Months Ended March 31, 2021		$155
Reasons for the change
Electric deliveries[1] and rate increases
Higher revenue due primarily to favorable weather and sales mix	$22
Rate increase, including return on higher renewable capital spending	5
Lower energy waste reduction program revenues	(5)
Lower other revenues	(1)
		$21
Maintenance and other operating expenses
Lower energy waste reduction program costs	5
Higher distribution, transmission, and generation expenses	(8)
Higher forestry costs	(5)
Higher maintenance and other operating expenses	(4)
		(12)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending, net of impact from depreciation rate case settlement		2
General taxes
Higher property taxes, reflecting higher capital spending		(3)
Other income, net of expenses
Lower non-operating retirement benefits expenses and other		4
Interest charges		1
Income taxes
Higher electric utility pre-tax earnings	(3)
Lower other income taxes	2
		(1)
Three Months Ended March 31, 2022		$167
1Deliveries to end-use customers were 9.2 billion kWh in 2022 and 8.7 billion kWh in 2021.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three months ended March 31, 2022 versus 2021 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
Three Months Ended March 31, 2021		$181
Reasons for the change
Gas deliveries[1] and rate increases
Higher revenue due primarily to favorable weather and sales mix	$54
Lower other revenues	(3)
		$51
Maintenance and other operating expenses
Higher distribution, transmission, and compression expenses	(9)
Higher maintenance and other operating expenses	(1)
		(10)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(9)
General taxes
Higher property taxes, reflecting higher capital spending		(7)
Other income, net of expenses
Lower non-operating retirement benefits expenses and other		2
Interest charges		(1)
Income taxes
Lower income tax expense due primarily to accelerated amortization of excess deferred income taxes[2]	9
Lower income tax expense due primarily to acceleration of tax benefits associated with cost of removal[2]	7
Higher gas utility pre-tax earnings	(7)
		9
Three Months Ended March 31, 2022		$216
1Deliveries to end-use customers were 140 bcf in 2022 and 124 bcf in 2021.
2See Note 7, Income Taxes.

Enterprises Results of Operations
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the three months ended March 31, 2022 versus 2021:

In Millions
Three Months Ended March 31, 2021	$14
Reason for the change
Lower earnings at DIG and equity method investees	$(6)
Three Months Ended March 31, 2022	$8
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the three months ended March 31, 2022 versus 2021:

In Millions
Three Months Ended March 31, 2021	$(35)
Reasons for the change
Consolidated tax adjustment	$(7)
Preferred stock dividends	(2)
Three Months Ended March 31, 2022	$(44)
Results of Discontinued Operations
On October 1, 2021, EnerBank was acquired by Regions Bank. As a result, EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the three months ended March 31, 2021. For additional details see, Note 13, Exit Activities and Discontinued Operations.
Presented in the following table are the detailed after-tax changes to discontinued operations for the three months ended March 31, 2022 versus 2021:

In Millions
Three Months Ended March 31, 2021	$34
Reason for the change
Additional EnerBank sale proceeds, net of tax and transaction costs	$4
Absence of 2021 earnings from discontinued operations	(34)
Three Months Ended March 31, 2022	$4

Cash Position, Investing, and Financing
At March 31, 2022, CMS Energy had $474 million of consolidated cash and cash equivalents, which included $28 million of restricted cash and cash equivalents. At March 31, 2022, Consumers had $38 million of consolidated cash and cash equivalents, which included $26 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the three months ended March 31, 2022 versus 2021:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2021	$832
Reasons for the change
Higher net income	$3
Non‑cash transactions[1]	(17)
Gain from post-closing adjustment to 2021 sale of EnerBank[2]	(5)
Unfavorable impact of changes in core working capital,[3] due primarily to the timing of collections on higher gas and electric deliveries in 2022	(125)
Favorable impact of changes in other assets and liabilities, due primarily to an insurance recovery	19
Three Months Ended March 31, 2022	$707
Consumers
Three Months Ended March 31, 2021	$841
Reasons for the change
Higher net income	$47
Non‑cash transactions[1]	(8)
Unfavorable impact of changes in core working capital,[3] due primarily to the timing of collections on higher gas and electric deliveries in 2022	(144)
Favorable impact of changes in other assets and liabilities, due primarily to an insurance recovery	9
Three Months Ended March 31, 2022	$745
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, and other non‑cash operating activities and reconciling adjustments.
2For information regarding the sale of EnerBank, see Note 13, Exit Activities and Discontinued Operations.
3Core working capital comprises accounts receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the three months ended March 31, 2022 versus 2021:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2021	$(283)
Reasons for the change
Higher capital expenditures	$(84)
Additional proceeds from post-closing adjustment related to 2021 sale of EnerBank[1]	5
Absence of cash provided by discontinued operations in 2021[1]	(178)
Other investing activities	1
Three Months Ended March 31, 2022	$(539)
Consumers
Three Months Ended March 31, 2021	$(458)
Reasons for the change
Higher capital expenditures	$(73)
Other investing activities	2
Three Months Ended March 31, 2022	$(529)
1For information regarding the sale of EnerBank, see Note 13, Exit Activities and Discontinued Operations.

Financing Activities
Presented in the following table are specific components of net cash used in financing activities for the three months ended March 31, 2022 versus 2021:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2021	$(210)
Reasons for the change
Higher debt retirements	$(1)
Lower issuances of common stock	(5)
Higher payments of dividends on common and preferred stock	(10)
Absence of cash used in discontinued operations in 2021[1]	73
Other financing activities, primarily the payment of a long-term contract liability	(17)
Three Months Ended March 31, 2022	$(170)
Consumers
Three Months Ended March 31, 2021	$(384)
Reasons for the change
Higher repayments of borrowings from CMS Energy	$(142)
Higher stockholder contribution from CMS Energy	300
Lower payments of dividends on common stock	1
Other financing activities	3
Three Months Ended March 31, 2022	$(222)
1For information regarding the sale of EnerBank, see Note 13, Exit Activities and Discontinued Operations.
Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Dividend Restrictions. During the three months ended March 31, 2022, Consumers paid $275 million in dividends on its common stock to CMS Energy.
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
CMS Energy has entered into forward sales transactions under this program, which allow CMS Energy to either physically settle the contracts by issuing shares of its common stock at the then-applicable forward sale price specified by the agreement or net settle the contracts through the delivery or receipt of cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock. As of March 31, 2022, these contracts have an aggregate sales price of $56 million, maturing through June 2022. For more information on these forward sale contracts, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Issuance of Common Stock.
At March 31, 2022, CMS Energy had $526 million of its revolving credit facility available and Consumers had $1.1 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in the aggregate in commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At March 31, 2022, there were no commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ revolving credit facilities and commercial paper program, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.
Certain of CMS Energy’s and Consumers’ credit agreements contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At March 31, 2022, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements. CMS Energy and Consumers were each in compliance with these covenants as of March 31, 2022, as presented in the following table:

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
Consumers Electric Utility Outlook and Uncertainties
Clean Energy Plan: Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs and provides the foundation for its goal to achieve net-zero carbon emissions from its electric business by 2040. Under this net-zero goal, Consumers plans to eliminate the impact of carbon emissions created by the electricity it generates or purchases for customers. Additionally, through its Clean Energy Plan, Consumers continues to make progress on expanding its customer programs, namely its demand response, energy efficiency, and conservation voltage reduction programs, as well as increasing its renewable energy and pumped storage generation.
The Clean Energy Plan was originally outlined in Consumers’ 2018 IRP, which was approved by the MPSC in 2019. In June 2021, Consumers filed its 2021 IRP with the MPSC, proposing updates to the Clean Energy Plan. In April 2022, Consumers and a broad coalition of key stakeholders, including customer groups, environmental organizations, the MPSC Staff, energy industry representatives, and the Michigan Attorney General, filed a settlement agreement with the MPSC resolving Consumers’ 2021 IRP. The settlement agreement is pending approval by the MPSC.
Under the settlement agreement resolving the 2021 IRP, Consumers would eliminate the use of coal-fueled generation in 2025 and would expect to meet 90 percent of its customers’ needs with clean energy sources by 2040. Specifically, the settlement agreement includes:
•the retirement of the D.E. Karn coal-fueled generating units, totaling 515 MW of nameplate capacity, in 2023
•the retirement of the J.H. Campbell coal-fueled generating units, totaling 1,407 MW of nameplate capacity, in 2025
•the retirement of the D.E. Karn oil and gas-fueled generating units, totaling 1,219 MW of nameplate capacity, in 2031, the units’ original retirement date
The MPSC has authorized Consumers to issue securitization bonds to finance the recovery of and return on the D.E. Karn coal-fueled generating units. Under the settlement agreement resolving the 2021 IRP, Consumers would receive regulatory asset treatment to recover the remaining book value of the J.H. Campbell coal-fueled generating units, as well as 9.0 percent return on equity.
The settlement agreement proposes that Consumers bridge the transition away from coal generation with:
•the purchase of the New Covert Generating Facility, a natural gas-fueled generating unit with 1,176 MW of nameplate capacity in Van Buren County, Michigan, for $815 million, subject to certain adjustments, in 2023
•a one-time competitive solicitation to acquire approximately 700 MW of capacity from sources in Michigan’s Lower Peninsula beginning in 2025; of this amount, 500 MW would be from dispatchable sources

These actions are expected to allow Consumers to continue providing controllable sources of electricity to customers while expanding its investment in renewable energy. The 2021 IRP forecasts renewable energy capacity levels of 30 percent in 2025, 43 percent in 2030, and 61 percent in 2040, including the addition of nearly 8,000 MW of solar generation. Additionally, the settlement agreement would accelerate Consumers’ deployment of battery storage from 2030 to 2024, with 75 MW of energy storage by 2027 and 550 MW by 2040.
Under its 2021 IRP, Consumers would continue to bid new capacity competitively and would own and operate at least 50 percent of new capacity, with the remainder being built and owned by third parties. Under the settlement agreement resolving the 2021 IRP, Consumers would continue to earn a return equal to its weighted-average cost of capital on payments made under new competitively bid PPAs approved by the MPSC.
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
In addition, Consumers issued a request for proposals in September 2021 to acquire up to 500 MW of new capacity from projects to be operational in Michigan’s Lower Peninsula by December 2024. Specifically, Consumers solicited offers to enter into PPAs with or purchase solar generation projects up to 300 MW in size and to enter into PPAs with PURPA qualifying facilities up to five MW in size. Consumers expects to acquire at least 250 MW through long-term PPAs. Any contracts entered into as a result of the requests for proposals would be subject to MPSC approval.

As a result of the requests for proposals, Consumers has entered into PPAs to purchase renewable capacity, energy, and RECs from solar generating facilities and build transfer agreements to purchase solar generating facilities, as presented in the following table:

Type of Agreement	Capacity (MW)	Location of Facility	Targeted Commercial Operation[1]	Date of Agreement	Date of MPSC Approval
2019 request
PPA (25 years)	140	Calhoun County, Michigan	2022	December 2020	April 2021
Build transfer agreement	150	Southeastern Michigan	2024	January 2021	April 2021

2020 request
PPA (20 years)	30	Manistee, Michigan	2022	May 2021	September 2021
PPA (25 years)[2]	100	Calhoun County, Michigan	2023	October 2021	November 2021
PPA (20 years)[2]	125	Jackson County, Michigan	2023	October 2021	November 2021
Build transfer agreement	150	Southeastern Michigan	2024	October 2021	November 2021

2021 request
PPA (25 years)[3]	150	Genesee and Saginaw County, Michigan	2024	March 2022	Pending
PPA (25 years)[3]	150	Hillsdale County, Michigan	2024	March 2022	Pending
1    For build transfer agreements, represents the date Consumers expects to take full ownership and begin commercial operation.
2    This agreement provides Consumers the option to purchase the associated solar generating facility after ten years.
3    This agreement provides Consumers a right of first refusal option to purchase the associated solar generating facility.
In March 2022, the U.S. Department of Commerce announced it is opening inquiries into whether manufacturers of solar modules that are produced in certain countries using supplies obtained from China are circumventing antidumping and countervailing duties which apply to Chinese modules. The U.S. Department of Commerce’s inquiry process is expected to last until at least the second half of 2022 or early 2023. Consumers anticipates that the supply of solar modules into the U.S. from affected countries will be substantially restricted until a final decision is reached and any additional tariffs or duties that may apply are known. Consumers is closely monitoring this situation and its impacts on pending and planned solar projects.
Renewable Energy Plan: The 2016 Energy Law raised the renewable energy standard to 15 percent in 2021. Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least the required percentage of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers met the 15-

percent requirement in 2021 and expects to meet the requirement in future years with a combination of newly generated RECs and previously generated RECs carried over from prior years.
Under Consumers’ renewable energy plan, the MPSC has approved the acquisition of up to 525 MW of new wind generation projects and authorized Consumers to earn a 10.7 percent return on equity on any projects approved by the MPSC. Specifically, the MPSC has approved the following:
•purchase and construction of a 150-MW wind generation project in Gratiot County, Michigan; the project became operational in 2020
•purchase of a 166-MW wind generation project in Hillsdale, Michigan; the project became operational and Consumers took full ownership in February 2021
•purchase of a wind generation project under development, with capacity of up to 201 MW, in Gratiot County, Michigan; Consumers expects to take full ownership and begin commercial operation of the project before 2024
The MPSC also approved the execution of a 20-year PPA under which Consumers will purchase 100 MW of renewable capacity, energy, and RECs from a 149-MW solar generating facility to be constructed in Calhoun County, Michigan; the facility is targeted to be operational in 2022.
Voluntary Large Customer Renewable Energy Program: Consumers provides service under a program that provides large full-service electric customers with the opportunity to advance the development of renewable energy beyond the requirements of the 2016 Energy Law. In September 2021, the MPSC approved Consumers’ request to amend its renewable energy plan to remove the annual subscription limit associated with this program. The MPSC also approved up to 1,000 MW of new wind and solar generation projects between 2024 and 2027 to meet customer demand for the program. Consumers will competitively solicit for additional renewable energy assets based on customer applications and will construct the assets based on customer subscriptions to the program. Consumers issued the first request for proposals in March 2022.
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
•Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At March 31, 2022, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.9 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program.

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
During 2017, the MPSC issued orders finding that it has statutory authority to determine and implement a local clearing requirement, which requires all electric suppliers to demonstrate that a portion of the capacity procured to serve customers during peak demand times is located in the MISO footprint in Michigan’s Lower Peninsula. In 2020, the Michigan Supreme Court affirmed the MPSC’s statutory authority to implement a local clearing requirement on individual electric providers.
In 2020, ABATE and another intervenor filed a complaint against the MPSC in the U.S. District Court for the Eastern District of Michigan challenging the constitutionality of a local clearing requirement. The complaint requests the federal court to issue a permanent injunction prohibiting the MPSC from implementing a local clearing requirement on individual electric providers. Consumers filed a motion to intervene and defend the local clearing requirement in that federal litigation; this motion was granted in January 2021 and a non-jury trial is scheduled for August 2022.
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.
2022 Electric Rate Case: In April 2022, Consumers filed an application with the MPSC seeking a rate increase of $272 million, made up of two components. First, Consumers requested a $266 million annual rate increase, based on a 10.25 percent authorized return on equity for the projected twelve-month period ending December 31, 2023. The filing requested authority to recover future investments associated with distribution system reliability, solar generation, environmental compliance, and enhanced technology. Second, Consumers requested approval of a surcharge for the recovery of $6 million of distribution investments made in 2021 that exceeded what was authorized in rates in accordance with the December 2020 electric rate order. In its application, Consumers provided extensive cost/benefit analysis and other information to support the prudence of certain categories of capital expenditures, as requested by the MPSC in its final order in Consumers’ 2021 electric rate case. For additional details on the 2021 electric rate case, see Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters.

Presented in the following table are the components of the requested increase in revenue:

In Millions
Projected Twelve-Month Period Ending December 31	2023
Components of the requested rate increase
Investment in rate base	$120
Operating and maintenance costs	55
Cost of capital	42
Sales and other revenue	49
Subtotal	$266
Surcharge	6
Total	$272
Ludington Plant Overhaul Contract Dispute: Consumers and DTE Electric, co-owners of Ludington, are parties to a 2010 engineering, procurement, and construction contract with TAES, under which TAES is charged with performing a major overhaul and upgrade of Ludington. TAES’ performance has been unsatisfactory and resulted in overhaul project delays. Consumers and DTE Electric have demanded that TAES provide a comprehensive plan to resolve quality control concerns, including adherence to its warranty commitments and other contractual obligations. Consumers and DTE Electric have taken extensive efforts to resolve these issues with TAES, including a formal demand to TAES’ parent, Toshiba Corporation, under a parent guaranty it provided in the contract. TAES has not provided a comprehensive plan or otherwise met its performance obligations. In order to enforce the contract, Consumers and DTE Electric filed a complaint against TAES and Toshiba Corporation in the U.S. District Court for the Eastern District of Michigan in April 2022. Consumers cannot predict the financial impact or outcome of this matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s and Consumers’ financial condition, results of operations, or liquidity.
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
Under the settlement agreement resolving the 2021 IRP, Consumers would retire the J.H. Campbell coal-fueled generating units in 2025. Similar to the D.E. Karn program, Consumers would provide a retention incentive program to ensure necessary staffing at the J.H. Campbell generating complex through retirement. No retention incentive costs related to this program will be recognized unless the MPSC approves the settlement agreement, which provides deferred accounting treatment for these costs.
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
In 2012, the EPA published emission standards for electric generating units, known as MATS, based on Section 112 of the Clean Air Act. Under MATS, all of Consumers’ existing coal-fueled electric generating units were required to add additional controls for hazardous air pollutants. Consumers met the deadline for five coal-fueled units and two oil/gas-fueled units it continues to operate and retired its seven remaining coal-fueled units. In 2020, the EPA finalized changes to the supporting analysis used to enact the MATS rule. However, in January 2022, the EPA announced a proposed rule to revoke this 2020 finding and reaffirm that it is appropriate and necessary to regulate emissions of hazardous air pollutants from coal- and oil-fueled power plants. The EPA is also considering whether more stringent protections for hazardous air pollution from power plants are feasible and warranted. Consumers will continue to monitor the MATS rule status and any pending litigation. Consumers does not expect any changes to the MATS rule will have a significant impact on its current MATS compliance strategy.
CSAPR, which initially became effective in 2015, requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone and fine particle pollution in other downwind states. In 2016, the EPA finalized ozone season standards for CSAPR, which became effective in 2017. In 2020, in response to a court-ordered remand due to litigation, the EPA proposed a revised CSAPR rule to reflect updated emission reductions from electric generating units in 12 states, including Michigan. The EPA finalized this revised rule in March 2021, with continued emission reductions through 2024. Consumers has evaluated its emission compliance strategy for existing units based on the proposed number of allowances allocated to Michigan for 2021 through 2024 and believes the impact of this rule should be minimal. In March 2022, the EPA proposed another revision to CSAPR with emission allowance allocations beginning in 2025. Consumers is evaluating this proposed rule and any potential impact on its generating units.
In 2015, the EPA lowered the NAAQS for ozone. The 2015 ozone NAAQS made it more difficult to construct or modify power plants and other emission sources in areas of the country that have not met the 2015 ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. Specifically, seven counties in southeastern Michigan and three counties in western Michigan were not in attainment with the ozone standard by an August 2021 regulatory deadline, and thus will have their nonattainment designations increased from marginal to moderate. None of Consumers’ fossil-fuel-fired generating units are located in these areas. The State of Michigan has convened industry workgroups to seek implementation and control strategy ideas for statewide compliance of the 2015 ozone standard, which will need to be in place by early 2023. In January 2022, EGLE submitted a request to the EPA for redesignation of the seven counties in southeastern Michigan to be in attainment with the 2015 ozone standard based on the most recent data. The EPA has proposed rulemaking to approve the redesignation request for southeastern Michigan and is expected to finalize the decision following a public comment period, which closed in April 2022. Consumers will continue to stay engaged with EGLE and the workgroups to assess potential impacts to its generating assets.
In 2020, the EPA decided to retain the 2015 NAAQS for ozone without revision. In October 2021, the EPA provided notice that it was going to reconsider the 2020 ozone NAAQS decision. The EPA believes it will complete this reconsideration by December 2023. This action may ultimately result in more ozone nonattainment areas in Michigan. Consumers will evaluate the impacts of the proposed NAAQS for ozone on its operations when the EPA releases its proposal.
In February 2022, the EPA proposed a federal implementation plan to address the “good neighbor” obligations of the Clean Air Act to reduce interstate transport issues that contribute to downwind states attaining or maintaining compliance with the 2015 NAAQS for ozone. The EPA has included 26 states within the federal implementation plan, including Michigan. The EPA is proposing a combination of compliance approaches by reducing allowance budgets under the CSAPR program as well as potentially addressing non-electric generating unit emission sources. The prior CSAPR regulations have primarily focused on electric generating units, but this latest proposal also includes other emission sources. Consumers is currently evaluating the proposal and will evaluate the applicability and potential impacts to its electric operations.
In June 2021, the EPA announced that it would reconsider its previous decision to retain the current standard of NAAQS for particulate matter. In December 2021, the EPA indicated that the new NAAQS for particulate matter would be proposed in the summer of 2022. The new standard is expected to be significantly lower. Consumers will evaluate the impact of the proposed NAAQS for particulate matter on its operations when the EPA releases its proposal.
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
In 2019, the EPA finalized the Affordable Clean Energy rule, which required individual states to evaluate coal‑fueled power plants for heat‑rate improvements that could increase overall plant efficiency. In January 2021, the D.C. Circuit Court of Appeals vacated and remanded this rule to the EPA, which, in turn, appealed the rule to the U.S. Supreme Court. In October 2021, the U.S. Supreme Court agreed to hear an appeal of this case, and oral arguments were held in February 2022. A decision is expected by June 2022. Consumers cannot evaluate the potential impact of the rule until any appeals and EPA actions are resolved. It is anticipated that the EPA will propose a new regulation in 2022 addressing greenhouse gas emissions from existing fossil-fueled electric generating units, potentially under the Clean Air Act; however, Consumers cannot predict the form and extent of such potential regulation as it is likely to be impacted by the U.S. Supreme Court’s decision on the Affordable Clean Energy rule.
In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which addresses carbon dioxide reduction measures beginning in 2020. While the U.S. had withdrawn from the Paris Agreement, it rejoined the Paris Agreement in 2021. In April 2021, the U.S. announced it is committing to a nationally determined contribution under the Paris Agreement. Nationally determined contributions are the efforts by each country to reduce national greenhouse gas emissions. The commitment made by the U.S. is to reduce greenhouse gas emissions by 50 to 52 percent from 2005 levels by 2030. The settlement agreement resolving Consumers’ 2021 IRP, which is pending MPSC approval, proposes a 60-percent reduction in its carbon emissions from 2005 levels by 2025. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events, as the nationally determined contribution is not binding without new Congressional legislation.
In 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28-percent reduction below 2005 levels of greenhouse gas emissions by 2025. Consumers has already surpassed the 28-percent reduction milestone for its owned electric generation and previously announced a goal of achieving net-zero carbon emissions from its electric business by 2040. The order directs EGLE to develop and oversee an action plan for achieving these goals. In addition, the Governor established the Council on Climate Solutions, an advisory group of key stakeholders to be appointed by the Governor that will assist EGLE in implementing the plan. These goals are aspirational in nature and any changes in law or regulation to achieve these goals would need to be approved by the Michigan Legislature or the relevant regulatory agency. The MPSC has requested comments from utilities and other stakeholders on how the Governor’s goal should be incorporated into future IRP filings, which Consumers has provided. Consumers does not expect any adverse changes to its environmental strategy as a result of these events.
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
Increased frequency of severe weather events, including those due to climate change, could materially impact Consumers’ facilities, energy sales, and results of operations. Consumers is unable to predict these events or their financial impact; however, Consumers evaluates the potential physical impacts of climate change on its operations, including increased temperature, increased storm activity, increased rainfall, and higher lake and river levels. Consumers released a report addressing the physical risks of climate change on its infrastructure in February 2022. Consumers is taking steps to mitigate these risks as appropriate.
Litigation, international treaties, executive orders, federal laws and regulations (including regulations by the EPA), and state laws and regulations, if enacted or ratified, could ultimately impact Consumers. Consumers may be required to replace equipment; install additional emission control equipment; purchase emission allowances or credits (including potential greenhouse gas offset credits); curtail operations; arrange for alternative sources of supply; purchase facilities that generate fewer emissions; mothball or retire facilities that generate certain emissions; pursue energy efficiency or demand response measures more swiftly; or take other steps to manage or lower the emission of greenhouse gases. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
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
The EPA amended the conditions of forced closure in a rule published in 2020. The 2020 rule required all unlined CCR units to initiate closure by mid-April 2021, unless conditions that satisfied an alternate closure schedule were approved by the EPA. Consumers, with agreement from EGLE, completed the work necessary to initiate closure by excavating CCRs or placing a final cover over each of its relevant CCR units prior to the April 2021 closure initiation deadline.
Separate from the 2015 and 2020 rules, Congress passed legislation in 2016 allowing participating states to develop permitting programs for CCRs under RCRA Subtitle D. In 2018, the Michigan Legislature adopted standards for a permitting program, which requires the EPA’s authorization. This program should reduce costly, duplicative oversight over CCRs and provide local oversight to CCR issues unique to Michigan. In 2020, EGLE submitted a regulatory package for Michigan’s permit program to the EPA for its review, which is still pending. Federal rulemaking challenges may delay EPA approval of the Michigan permitting program.
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
The EPA recently stated its intent to issue a proposed rule in 2022 revising its effluent limitation guidelines for certain wastewater streams, including bottom ash transport water, combustion residual leachate, and legacy wastewater. Consumers cannot evaluate the impact the potential rule will have on its facilities until the proposed rule is released.
In 2020, the EPA and the U.S. Army Corps of Engineers finalized a rule under the Clean Water Act that repealed a 2015 definition of “Waters of the United States,” narrowed the scope of federal jurisdiction, and reduced the frequency of dual jurisdiction in states with authority to regulate the same waters; Michigan is one such state. In November 2021, the EPA and the U.S. Army Corps of Engineers proposed to revise the 2020 “Waters of the United States” definition to revert to the 2015 “Waters of the United States” definition, with changes reflecting the EPA’s interpretation of intervening U.S. Supreme Court decisions. The proposed November 2021 rulemaking may change how Consumers interacts with federal jurisdictional waters within Michigan, which may add additional requirements to existing compliance programs, or may require additional permitting for infrastructure projects. However, Consumers does not expect adverse changes to its environmental strategy as a result of the current interpretations. The “Waters of the United States” definition continues to be litigated in multiple jurisdictions.
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

2021 Gas Rate Case: In December 2021, Consumers filed an application with the MPSC seeking an annual rate increase of $278 million, based on a 10.5 percent authorized return on equity and a projected twelve-month period ending September 30, 2023. The filing requests authority to recover new infrastructure investment and related costs that are expected to allow Consumers to improve system safety and reliability and reduce fugitive methane emissions. In April 2022, Consumers reduced its requested annual rate increase to $233 million, based on a 10.25 percent authorized return on equity.
Presented in the following table are the components of the revised requested increase in revenue:

In Millions
Projected Twelve-Month Period Ending September 30	2023
Components of the requested rate increase
Investment in rate base	$237
Operating and maintenance costs	(22)
Cost of capital	5
Sales	13
Total	$233
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
Gas Pipeline and Storage Integrity and Safety: The PHMSA has published various rules that expand federal safety standards for gas transmission pipelines and underground storage facilities. To comply with these rules, Consumers will incur increased capital and operating and maintenance costs to install and remediate pipelines and to expand inspections, maintenance, and monitoring of its existing pipelines and storage facilities. The initial requirements in the regulation took effect in 2020, with future regulation phases to be released over numerous years.
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
Air Quality: In 2015, the EPA lowered the NAAQS for ozone. The 2015 ozone NAAQS made it more difficult to construct or modify power plants and other emission sources in areas of the country that have not met the 2015 ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. Specifically, seven counties in southeastern Michigan and three counties in western Michigan were not in attainment with the ozone standard by an August 2021 regulatory deadline, and thus will have their nonattainment designations increased from marginal to moderate. Some of Consumers’ compressor stations are located in these areas. The State of Michigan has convened industry workgroups to seek implementation and control strategy ideas for statewide compliance of the 2015 ozone standard, which will need to be in place by early 2023. In January 2022, EGLE submitted a request to the EPA for redesignation of the seven counties in southeastern Michigan to be in attainment with the 2015 ozone standard based on the most recent data. The EPA has proposed rulemaking to approve the redesignation request for southeastern Michigan and is expected to finalize the decision following a public comment period, which closed in April 2022.
In 2020, the EPA decided to retain the 2015 NAAQS for ozone without revision. In October 2021, the EPA provided notice that it was going to reconsider the 2020 ozone NAAQS decision. The EPA believes it will complete this reconsideration by December 2023. Consumers will continue to stay engaged with EGLE and the workgroups to assess potential impacts to its compressor stations.
In February 2022, the EPA proposed a federal implementation plan to address the “good neighbor” obligations of the Clean Air Act to reduce interstate transport issues that contribute to downwind states attaining or maintaining compliance with the 2015 NAAQS for ozone. The EPA has included 26 states within the federal implementation plan, including Michigan. The EPA is proposing a combination of compliance approaches by reducing allowance budgets under the CSAPR program as well as potentially addressing non-electric generating unit emission sources. The prior CSAPR regulations have primarily focused on electric generating units, but this latest proposal also includes other emission sources, and may impact the large auxiliary boilers and natural gas-fired engines at compressor stations. Consumers is currently evaluating the proposal and will evaluate the applicability and potential impacts to its gas operations.
In June 2021, the EPA announced that it would reconsider its previous decision to retain the current standard of NAAQS for particulate matter. In December 2021, the EPA indicated that the new NAAQS for particulate matter would be proposed in the summer of 2022. The new standard is expected to be significantly lower. Consumers will evaluate the impact of the proposed NAAQS for particulate matter on its operations when the EPA releases its proposal.
Greenhouse Gases: Consumers is making voluntary efforts to reduce its gas utility’s methane emissions. In 2019, Consumers released its Methane Reduction Plan, which set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset by purchasing and/or producing renewable natural gas.
In March 2022, Consumers also announced a net-zero greenhouse gas emissions target for its entire natural gas system by 2050. This includes suppliers and customers, and has an interim goal of reducing customer emissions by 20 percent by 2030.
In November 2021, the EPA released a proposed rule to regulate methane for the oil and gas sector. This proposed rule is not expected to have a material adverse impact on Consumers’ natural gas storage, compressor stations, and distribution systems, as it applies upstream of Consumers’ facilities.
In 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28-percent reduction below 2005 levels of greenhouse gas emissions by 2025. These new goals could impact Consumers’ gas business over the long term. Consumers is evaluating decarbonization options for its gas business including energy efficiency, renewable natural gas, carbon offsets, and other decarbonization methods. As one strategy, which was recently approved by the MPSC, Consumers proposed a program that would allow gas customers to purchase carbon offset credits on a voluntary basis. Similarly, in December 2021, Consumers announced plans to begin development of a renewable natural gas facility that will capture methane from manure generated at a neighboring farm and convert it into renewable natural gas. For additional details on the executive order, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which addresses carbon dioxide reduction measures beginning in 2020. While the U.S. had withdrawn from the Paris Agreement, it rejoined the Paris Agreement in 2021. In April 2021, the U.S. announced it is committing to a nationally determined contribution under the Paris Agreement. Nationally determined contributions are the efforts by each country to reduce national greenhouse gas emissions. The commitment made by the U.S. is to reduce greenhouse gas emissions by 50 to 52 percent from 2005 levels by 2030. The settlement agreement resolving Consumers’ 2021 IRP, which is pending MPSC approval, proposes a 60-percent reduction in its carbon emissions from 2005 levels by 2025. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events, as the nationally determined contribution is not binding without new Congressional legislation.
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

In June 2021, DIG, CMS Generation Michigan Power, and CMS ERM entered into an agreement with Consumers to sell, for $515 million, subject to certain adjustments, the enterprises segment’s three natural gas-fueled generating units, totaling 1,001 MW of nameplate capacity:
•the 770-MW DIG plant located in Dearborn, Michigan
•a 156-MW peaking generating unit located in Gaylord, Michigan
•a 75-MW peaking generating unit located in Comstock, Michigan
Consumers had proposed its purchase of these generating units as part of its 2021 IRP. In accordance with the terms of the pending settlement of the 2021 IRP, CMS Enterprises does not expect that this sale will occur.
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
Trends, uncertainties, and other matters related to the enterprises segment that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•investment in and financial benefits received from renewable energy and energy storage projects
•changes in energy and capacity prices
•severe weather events and climate change associated with increasing levels of greenhouse gases
•changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings
•changes in various environmental laws, regulations, principles, or practices, or in their interpretation
•indemnity and environmental remediation obligations at Bay Harbor
•indemnity obligations assumed in connection with the purchase or ownership of an interest in one or more facilities that involve tax equity financing
•representations, warranties, and indemnities provided by CMS Energy in connection with previous sales of assets
In March 2022, the U.S. Department of Commerce announced it is opening inquiries into whether manufacturers of solar modules that are produced in certain countries using supplies obtained from China are circumventing antidumping and countervailing duties which apply to Chinese modules. The U.S. Department of Commerce’s inquiry process is expected to last until at least the second half of 2022 or early 2023. CMS Energy anticipates that the supply of solar modules into the U.S. from affected countries will be substantially restricted until a final decision is reached and any additional tariffs or duties that may apply are known. CMS Energy is closely monitoring this situation and its impacts on pending and planned solar projects.
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
Employee Separation Program: In April 2022, CMS Energy and Consumers announced a voluntary separation program for salaried non-union employees. Under the program, employees can elect to request separation, and management will decide which requests to accept. In May 2022, management will communicate its decisions to interested employees, who will have 45 days to decide whether to separate. The program is expected to result in recognition of additional expense in the second quarter of 2022; however, CMS Energy and Consumers expect to benefit from future cost savings, as employee staffing levels will be better matched to workload demand, which reflects the companies’ ongoing workforce productivity improvements.
As a result of this announcement, CMS Energy and Consumers determined it was probable that 2022 lump-sum payments to participants under DB Pension Plan A would exceed the plan’s service cost and interest cost components of net periodic cost for the year. These lump-sum payments constitute pension plan liability settlements; once it is probable such settlements will meet the service and interest cost threshold, recognition in earnings is required. As a result, in accordance with GAAP, CMS Energy, including Consumers, performed a remeasurement of DB Pension Plan A as of March 31, 2022. Depending on employee participation in the separation program, curtailment of DB Pension Plan A and the OPEB Plan may occur in 2022; CMS Energy and Consumers will continue to monitor for potential curtailment. For additional details on the pension settlement, see Notes to the Unaudited Consolidated Financial Statements—Note 6, Retirement Benefits.
Presented in the following table are estimates of credits and cash contributions through 2024 for the DB Pension Plans, reflecting the remeasurement as of March 31, 2022. Actual future costs, credits, and contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.

In Millions
	Credit	Contribution
CMS Energy, including Consumers
2022	$(26)	$—
2023	(44)	—
2024	(58)	—
Consumers[1]
2022	$(23)	$—
2023	(40)	—
2024	(53)	—
1Consumers’ pension costs are recoverable through its general ratemaking process.
New Accounting Standards
There are no new accounting standards issued but not yet effective that are expected to have a material impact on CMS Energy’s or Consumers’ consolidated financial statements.

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2022	2021
Operating Revenue	$2,374	$2,013

Operating Expenses
Fuel for electric generation	167	138
Purchased and interchange power	455	377
Purchased power – related parties	17	18
Cost of gas sold	468	279
Maintenance and other operating expenses	334	311
Depreciation and amortization	345	338
General taxes	132	122
Total operating expenses	1,918	1,583

Operating Income	456	430

Other Income (Expense)
Interest income	1	1
Allowance for equity funds used during construction	2	1
Income from equity method investees	—	2
Non-operating retirement benefits, net	48	41
Other income	1	1
Other expense	(4)	(2)
Total other income	48	44

Interest Charges
Interest on long-term debt	121	119
Interest expense – related parties	3	3
Other interest expense	1	3
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	124	124

Income Before Income Taxes	380	350
Income Tax Expense	39	42

Income From Continuing Operations	341	308
Income From Discontinued Operations, Net of Tax of $1 and $9	4	34

Net Income	345	342
Loss Attributable to Noncontrolling Interests	(8)	(7)

Net Income Attributable to CMS Energy	353	349
Preferred Stock Dividends	2	—

Net Income Available to Common Stockholders	$351	$349

In Millions, Except Per Share Amounts
Three Months Ended March 31	2022	2021
Basic Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$1.20	$1.09
Income from discontinued operations per average common share available to common stockholders	0.01	0.12
Basic earnings per average common share	$1.21	$1.21

Diluted Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$1.20	$1.09
Income from discontinued operations per average common share available to common stockholders	0.01	0.12
Diluted earnings per average common share	$1.21	$1.21
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
Three Months Ended March 31	2022	2021
Net Income	$345	$342

Retirement Benefits Liability
Net gain arising during the period, net of tax of $1 and $—	2	—
Amortization of net actuarial loss, net of tax of $— for both periods	1	1

Derivatives
Unrealized gain on derivative instruments, net of tax of $1 and $—	2	1

Other Comprehensive Income	5	2

Comprehensive Income	350	344
Comprehensive Loss Attributable to Noncontrolling Interests	(8)	(7)

Comprehensive Income Attributable to CMS Energy	$358	$351
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Three Months Ended March 31	2022	2021
Cash Flows from Operating Activities
Net income	$345	$342
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	345	338
Deferred income taxes and investment tax credits	33	48
Gain from sale of EnerBank	(5)	—
Other non‑cash operating activities and reconciling adjustments	(22)	(13)
Changes in assets and liabilities
Accounts receivable and accrued revenue	(121)	29
Inventories	213	168
Accounts payable and accrued rate refunds	(129)	(109)
Other current assets and liabilities	7	(12)
Other non‑current assets and liabilities	41	41
Net cash provided by operating activities	707	832

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(520)	(436)
Net proceeds from sale of EnerBank	5	—
Net cash provided by discontinued operations	—	178
Cost to retire property and other investing activities	(24)	(25)
Net cash used in investing activities	(539)	(283)

Cash Flows from Financing Activities
Retirement of debt	(3)	(2)
Issuance of common stock	4	9
Payment of dividends on common and preferred stock	(136)	(126)
Net cash used in discontinued operations	—	(73)
Other financing costs	(35)	(18)
Net cash used in financing activities	(170)	(210)

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(2)	339
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	476	185

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$474	$524

Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$128	$87
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	March 31 2022	December 31 2021
Current Assets
Cash and cash equivalents	$446	$452
Restricted cash and cash equivalents	28	24
Accounts receivable and accrued revenue, less allowance of $20 in both periods	1,042	931
Accounts receivable – related parties	10	12
Inventories at average cost
Gas in underground storage	233	462
Materials and supplies	174	168
Generating plant fuel stock	47	37
Deferred property taxes	287	356
Regulatory assets	34	46
Prepayments and other current assets	158	139
Total current assets	2,459	2,627

Plant, Property, and Equipment
Plant, property, and equipment, gross	30,199	29,893
Less accumulated depreciation and amortization	8,543	8,502
Plant, property, and equipment, net	21,656	21,391
Construction work in progress	884	961
Total plant, property, and equipment	22,540	22,352

Other Non‑current Assets
Regulatory assets	2,138	2,259
Accounts receivable	30	30
Investments	71	71
Other	1,502	1,414
Total other non‑current assets	3,741	3,774

Total Assets	$28,740	$28,753

LIABILITIES AND EQUITY
In Millions
	March 31 2022	December 31 2021
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$382	$382
Accounts payable	687	875
Accounts payable – related parties	8	11
Accrued rate refunds	—	12
Accrued interest	112	107
Accrued taxes	389	515
Regulatory liabilities	92	146
Other current liabilities	144	156
Total current liabilities	1,814	2,204

Non‑current Liabilities
Long-term debt	12,045	12,046
Non-current portion of finance leases and other financing	46	46
Regulatory liabilities	3,874	3,802
Postretirement benefits	140	142
Asset retirement obligations	619	628
Deferred investment tax credit	111	112
Deferred income taxes	2,315	2,210
Other non‑current liabilities	371	375
Total non‑current liabilities	19,521	19,361

Commitments and Contingencies (Notes 1, 2, and 13)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 290.1 shares in 2022 and 289.8 shares in 2021	3	3
Other paid-in capital	5,406	5,406
Accumulated other comprehensive loss	(54)	(59)
Retained earnings	1,275	1,057
Total common stockholders’ equity	6,630	6,407
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	6,854	6,631
Noncontrolling interests	551	557
Total equity	7,405	7,188

Total Liabilities and Equity	$28,740	$28,753
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2022	2021
Total Equity at Beginning of Period	$7,188	$6,077

Common Stock
At beginning and end of period	3	3

Other Paid-in Capital
At beginning of period	5,406	5,365
Common stock issued	10	15
Common stock repurchased	(10)	(9)
At end of period	5,406	5,371

Accumulated Other Comprehensive Loss
At beginning of period	(59)	(86)
Retirement benefits liability
At beginning of period	(56)	(80)
Net gain arising during the period	2	—
Amortization of net actuarial loss	1	1
At end of period	(53)	(79)

Derivative instruments
At beginning of period	(3)	(6)
Unrealized gain on derivative instruments	2	1
At end of period	(1)	(5)

At end of period	(54)	(84)

Retained Earnings
At beginning of period	1,057	214
Net income attributable to CMS Energy	353	349
Dividends declared on common stock	(133)	(126)
Dividends declared on preferred stock	(2)	—
At end of period	1,275	437

Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning and end of period	224	—

Noncontrolling Interests
At beginning of period	557	581
Contribution from noncontrolling interest	2	1
Loss attributable to noncontrolling interests	(8)	(7)
At end of period	551	575

Total Equity at End of Period	$7,405	$6,302

Dividends declared per common share	$0.4600	$0.4350
Dividends declared per preferred stock Series C depositary share	$0.2625	$—
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
Three Months Ended March 31	2022	2021
Operating Revenue	$2,283	$1,937

Operating Expenses
Fuel for electric generation	124	106
Purchased and interchange power	437	367
Purchased power – related parties	17	18
Cost of gas sold	465	278
Maintenance and other operating expenses	313	292
Depreciation and amortization	336	329
General taxes	129	118
Total operating expenses	1,821	1,508

Operating Income	462	429

Other Income (Expense)
Interest income	1	1
Interest and dividend income – related parties	1	1
Allowance for equity funds used during construction	2	1
Non-operating retirement benefits, net	45	38
Other income	—	1
Other expense	(3)	(2)
Total other income	46	40

Interest Charges
Interest on long-term debt	75	73
Interest expense – related parties	3	3
Other interest expense	1	2
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	78	77

Income Before Income Taxes	430	392
Income Tax Expense	47	56

Net Income Available to Common Stockholder	$383	$336
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
Three Months Ended March 31	2022	2021
Net Income	$383	$336

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $— for both periods	1	—

Other Comprehensive Income	1	—

Comprehensive Income	$384	$336
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Three Months Ended March 31	2022	2021
Cash Flows from Operating Activities
Net income	$383	$336
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	336	329
Deferred income taxes and investment tax credits	47	51
Other non‑cash operating activities and reconciling adjustments	(21)	(10)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(118)	39
Inventories	210	168
Accounts payable and accrued rate refunds	(128)	(99)
Other current assets and liabilities	—	(12)
Other non-current assets and liabilities	36	39
Net cash provided by operating activities	745	841

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(506)	(433)
Cost to retire property and other investing activities	(23)	(25)
Net cash used in investing activities	(529)	(458)

Cash Flows from Financing Activities
Decrease in notes payable – related parties	(392)	(250)
Stockholder contribution	450	150
Payment of dividends on common stock	(275)	(276)
Other financing costs	(5)	(8)
Net cash used in financing activities	(222)	(384)

Net Decrease in Cash and Cash Equivalents, Including Restricted Amounts	(6)	(1)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	44	35

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$38	$34

Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$122	$84
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	March 31 2022	December 31 2021
Current Assets
Cash and cash equivalents	$12	$22
Restricted cash and cash equivalents	26	22
Accounts receivable and accrued revenue, less allowance of $20 in both periods	1,011	905
Accounts and notes receivable – related parties	8	9
Inventories at average cost
Gas in underground storage	233	462
Materials and supplies	169	163
Generating plant fuel stock	46	33
Deferred property taxes	287	356
Regulatory assets	34	46
Prepayments and other current assets	121	103
Total current assets	1,947	2,121

Plant, Property, and Equipment
Plant, property, and equipment, gross	29,076	28,771
Less accumulated depreciation and amortization	8,403	8,371
Plant, property, and equipment, net	20,673	20,400
Construction work in progress	829	915
Total plant, property, and equipment	21,502	21,315

Other Non-current Assets
Regulatory assets	2,138	2,259
Accounts receivable	36	36
Accounts and notes receivable – related parties	101	102
Other	1,390	1,307
Total other non-current assets	3,665	3,704

Total Assets	$27,114	$27,140

LIABILITIES AND EQUITY
In Millions
	March 31 2022	December 31 2021
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$374	$374
Notes payable – related parties	—	392
Accounts payable	647	835
Accounts payable – related parties	13	16
Accrued rate refunds	—	12
Accrued interest	80	75
Accrued taxes	396	529
Regulatory liabilities	92	146
Other current liabilities	122	109
Total current liabilities	1,724	2,488

Non-current Liabilities
Long-term debt	8,051	8,050
Non-current portion of finance leases and other financing	46	46
Regulatory liabilities	3,874	3,802
Postretirement benefits	103	104
Asset retirement obligations	595	605
Deferred investment tax credit	111	112
Deferred income taxes	2,458	2,340
Other non-current liabilities	314	314
Total non-current liabilities	15,552	15,373

Commitments and Contingencies (Notes 1 and 2)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	7,049	6,599
Accumulated other comprehensive loss	(31)	(32)
Retained earnings	1,942	1,834
Total common stockholder’s equity	9,801	9,242
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	9,838	9,279

Total Liabilities and Equity	$27,114	$27,140
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
Three Months Ended March 31	2022	2021
Total Equity at Beginning of Period	$9,279	$8,556

Common Stock
At beginning and end of period	841	841

Other Paid-in Capital
At beginning of period	6,599	6,024
Stockholder contribution	450	150
At end of period	7,049	6,174

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(32)	(36)
Amortization of net actuarial loss	1	—
At end of period	(31)	(36)

Retained Earnings
At beginning of period	1,834	1,690
Net income	383	336
Dividends declared on common stock	(275)	(276)
At end of period	1,942	1,750

Cumulative Preferred Stock
At beginning and end of period	37	37

Total Equity at End of Period	$9,838	$8,766
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consumers Energy Company
Notes to the Unaudited Consolidated Financial Statements
These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP. CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the present period. The most significant of these reclassifications is related to CMS Energy’s sale of EnerBank to Regions Bank in October 2021. EnerBank’s results of operations are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the three months ended March 31, 2021.
CMS Energy and Consumers are required to make estimates using assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure that CMS Energy’s and Consumers’ financial position, results of operations, and cash flows for the periods presented are fairly stated. The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2021 Form 10‑K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
1:    Regulatory Matters
Regulatory matters are critical to Consumers. The Michigan Attorney General, ABATE, the MPSC Staff, the Residential Customer Group, and certain other parties typically participate in MPSC proceedings concerning Consumers, such as Consumers’ rate cases and PSCR and GCR processes. These parties often challenge various aspects of those proceedings, including the prudence of Consumers’ policies and practices, and seek cost disallowances and other relief. The parties also have appealed significant MPSC orders. Depending upon the specific issues, the outcomes of rate cases and proceedings, including judicial proceedings challenging MPSC orders or other actions, could negatively affect CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. Consumers cannot predict the outcome of these proceedings.
There are multiple appeals pending that involve various issues concerning cost recovery from customers, the MPSC’s authority to approve voluntary revenue refunds, and other matters. Consumers is unable to predict the outcome of these appeals.
General Rate Case Proceedings: In Consumers’ recent electric and gas rate proceedings, the MPSC and the MPSC Staff have recommended that Consumers be disallowed recovery of certain categories of capital expenditures.
In December 2021, the MPSC issued a final order in Consumers’ 2021 general electric rate case, disallowing cost recovery for fleet assets and certain other categories of recently completed capital expenditures incurred by Consumers. As a result, Consumers impaired a portion of these capital expenditures in 2021.

For other categories of capital expenditures, the MPSC ordered Consumers to, and Consumers believes it can, provide additional cost/benefit analysis and other information to support cost recovery. Additionally, in Consumers’ pending gas rate case, the MPSC Staff has recommended disallowance of cost recovery for similar capital expenditures. Consumers has incurred approximately $20 million related to these electric and gas programs as of March 31, 2022 and, for certain ongoing projects, expects to incur additional capital expenditures during 2022 and beyond.
While Consumers has provided the additional analysis and information requested by the MPSC to provide evidence of the prudency of such capital expenditures in its pending electric and gas rate case proceedings, it is reasonably possible that the MPSC will disallow some or all of these capital expenditures. A material disallowance of incurred capital costs could negatively affect CMS Energy’s and Consumers’ future results of operations. Consumers expects a final order in its pending gas rate case by October 2022 and in its pending electric rate case by March 2023. Consumers cannot predict the outcome of these proceedings.
In January 2022, Consumers filed a petition for rehearing that, among other things, requested that the MPSC reconsider its disallowance in the 2021 electric rate case of $11 million in capital expenditures for which the MPSC had already approved recovery in a previous rate order. In March 2022, the MPSC approved Consumers’ rehearing petition in full and authorized that the $11 million of capital expenditures be included in rate base, which resulted an additional annual rate increase of $5 million prospectively.
Energy Waste Reduction Plan Incentive: Consumers will file its 2021 energy waste reduction reconciliation in May 2022, requesting the MPSC’s approval to collect from customers the maximum performance incentive of $46 million for exceeding statutory savings targets in 2021. Consumers recognized incentive revenue under this program of $46 million in 2021.
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
At March 31, 2022, CMS Energy had a recorded liability of $45 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $56 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2022 and in each of the next five years:

In Millions
	2022	2023	2024	2025	2026	2027
CMS Energy
Long-term leachate disposal and operating and maintenance costs	$3	$4	$4	$4	$4	$4
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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $2 million and $4 million. At March 31, 2022, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At March 31, 2022, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
Electric Lineworker Arbitration: In February 2021, the Utility Workers Union of America, AFL-CIO requested that Consumers conduct wage reevaluation of various electric lineworker positions. When the union and Consumers did not reach agreement on the appropriate wage levels, the union initiated arbitration proceedings. Arbitration hearings began in October 2021, but were postponed and resumed in January 2022. These hearings are expected to continue through 2022. This arbitration involves numerous and complex disputed factors. Presently, an estimate of the possible loss or range of loss cannot be made; any estimate of liability would be highly speculative. An unfavorable outcome could affect CMS Energy’s and Consumers’ financial condition, results of operation, or liquidity.
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
At March 31, 2022, Consumers had a recorded liability of $57 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $61 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2022 and in each of the next five years:

In Millions
	2022	2023	2024	2025	2026	2027
Consumers
Remediation and other response activity costs	$3	$9	$24	$11	$1	$1
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At March 31, 2022, Consumers had a regulatory asset of $109 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At March 31, 2022, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
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
Consumers could also be subject to disallowances of costs associated with the repair and modification of the Ray Compressor Station. In December 2021, Consumers filed a gas rate case with the MPSC that includes a request for recovery of the capital expenditures incurred to restore and modify the compressor station. In testimony filed in April 2022, the MPSC Staff recommended disallowance of cost recovery of such capital expenditures. Consumers incurred capital expenditures of $17 million during 2020 and 2021 to restore and modify the compressor station.
During the three months ended March 31, 2022, Consumers received an insurance recovery of $13 million related to the compressor station. Consumers had recognized the insurance recovery during 2021, recording $6 million as a reduction to plant, property, and equipment, $3 million as a reduction of maintenance and other operating expenses, and $4 million as operating revenue, which represented recovery of incremental gas purchases related to the fire.
At this time, Consumers cannot predict the outcome of these matters or other gas-related incidents and a reasonable estimate of a total loss cannot be made, but they could have a material adverse effect on CMS Energy’s and Consumers’ results of operations, financial condition, or liquidity, and could subject Consumers’ gas utility to increased regulatory scrutiny.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at March 31, 2022:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from purchase of VIE[1]	September 2020	indefinite	$305	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	225	4
Guarantee[3]	July 2011	indefinite	30	—
Consumers
Guarantee[3]	July 2011	indefinite	$30	$—
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
2These obligations arose from stock and asset sale agreements under which CMS Energy or a subsidiary of CMS Energy indemnified the purchaser for losses resulting from various matters, including claims related to taxes and breaches of representations and warranties. The maximum obligation amount is mostly related to an Equatorial Guinea tax claim and an indemnity provided in connection with the sale of EnerBank to Regions Bank. For further details on the sale, see Note 13, Exit Activities and Discontinued Operations. CMS Energy believes the likelihood of material loss to be remote for the indemnity obligations not recorded as liabilities.
3This obligation comprises a guarantee provided by Consumers to the U.S. Department of Energy in connection with a settlement agreement regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers.
Additionally, in the normal course of business, CMS Energy, Consumers, and certain other subsidiaries of CMS Energy have entered into various agreements containing tax and other indemnity provisions for which they are unable to estimate the maximum potential obligation. At March 31, 2022, the carrying value of these indemnity obligations was $1 million. CMS Energy and Consumers consider the likelihood that they would be required to perform or incur substantial losses related to these indemnities to be remote.
Other Contingencies
In addition to the matters disclosed in this Note; Note 1, Regulatory Matters; and Note 13, Exit Activities and Discontinued Operations, there are certain other lawsuits and administrative proceedings before various courts and governmental agencies, as well as unasserted claims that may result in such proceedings, arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties. These other lawsuits, proceedings, and unasserted claims may involve personal injury, property damage, contracts, environmental matters, federal and state taxes, rates, licensing, employment, and other matters. Further, CMS Energy and Consumers occasionally self-report certain regulatory non‑compliance matters that may or may not eventually result in administrative proceedings. CMS Energy and Consumers believe that the outcome of any one of these proceedings and potential claims will not have a material negative effect on their consolidated results of operations, financial condition, or liquidity.

3:    Financings and Capitalization
Credit Facilities: The following credit facilities with banks were available at March 31, 2022:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2024	$550	$—	$24	$526
September 23, 2022[1]	42	—	42	—
CMS Enterprises, including subsidiaries
September 25, 2025[2]	$37	$—	$37	$—
September 30, 2025[3]	18	—	8	10
Consumers[4]
June 5, 2024	$850	$—	$12	$838
November 19, 2023	250	—	8	242
April 18, 2022	30	—	30	—
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
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements. In March 2022, the FERC issued an authorization for financings that was set to expire on March 31, 2023. In April 2022, FERC issued a revision of its March authorization for financings that extends the expiration to March 31, 2024.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At March 31, 2022, there were no commercial paper notes outstanding under this program.
In December 2021, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million at an interest rate of one-month LIBOR minus 0.100 percent. There were no outstanding borrowings under the agreement at March 31, 2022.
Dividend Restrictions: At March 31, 2022, payment of dividends by CMS Energy on its common stock was limited to $6.6 billion under provisions of the Michigan Business Corporation Act of 1972.

Under the provisions of its articles of incorporation, at March 31, 2022, Consumers had $1.9 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the three months ended March 31, 2022, Consumers paid $275 million in dividends on its common stock to CMS Energy.
Issuance of Common Stock: Under an existing equity issuance program, CMS Energy may sell shares of its common stock having an aggregate sales price of up to $500 million in privately negotiated transactions, in “at the market” offerings, through forward sales transactions, or otherwise.
Presented in the following table are details of CMS Energy’s forward sales contracts under this program at March 31, 2022:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	March 31, 2022
September 15, 2020	June 30, 2022	846,759	$61.04	$57.99
December 22, 2020	June 22, 2022	115,595	61.81	59.17
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
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net cash settle the contracts as of March 31, 2022, it would have been required to pay $11 million. If CMS Energy had elected to net share settle the contracts as of March 31, 2022, CMS Energy would have been required to deliver 162,487 shares.

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

In Millions
	CMS Energy, including Consumers		Consumers
	March 31 2022	December 31 2021	March 31 2022	December 31 2021
Assets[1]
Cash equivalents	$40	$—	$—	$—
Restricted cash equivalents	28	24	26	22
Nonqualified deferred compensation plan assets	26	27	20	21
Derivative instruments	1	2	1	2
Total assets	$95	$53	$47	$45
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$26	$27	$20	$21
Derivative instruments	3	7	—	—
Total liabilities	$29	$34	$20	$21
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
A subsidiary of CMS Enterprises uses floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with future interest payments on certain long‑term variable-rate debt. The interest rate swaps are accounted for as cash flow hedges of the future variability of interest payments on debt with a notional amount of $76 million at March 31, 2022 and $78 million at December 31, 2021. Gains or losses on these swaps are initially reported in other comprehensive income (loss) and then, as interest payments are made on the hedged debt, are recognized in earnings within interest on long-term debt on CMS Energy’s consolidated statements of income. CMS Energy recorded gains of $3 million for the three months ended March 31, 2022 and $1 million for the three months ended March 31, 2021. There were no material impacts on interest on long-term debt associated with these swaps during the periods presented. The fair value of these swaps recorded in other liabilities on CMS Energy’s consolidated balance sheets totaled $1 million at March 31, 2022 and $4 million at December 31, 2021. CMS Energy also has other interest rate swaps that economically hedge interest rate risk on debt, but that do not qualify for cash flow hedge accounting; the amounts associated with these swaps were not material for the periods presented.
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

In Millions
	March 31, 2022					December 31, 2021
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$13	$13	$—	$—	$13	$14	$14	$—	$—	$14
Liabilities
Long-term debt[2]	12,418	12,510	1,140	9,578	1,792	12,419	13,800	1,189	10,656	1,955
Long-term payables[3]	9	9	—	—	9	31	32	—	—	32
Consumers
Assets
Long-term receivables[1]	$13	$13	$—	$—	$13	$14	$14	$—	$—	$14
Notes receivable – related party[4]	103	103	—	—	103	104	104	—	—	104
Liabilities
Long-term debt[5]	8,416	8,444	—	6,652	1,792	8,415	9,410	—	7,455	1,955
1Includes current portion of long-term accounts receivable of $8 million at March 31, 2022 and $9 million at December 31, 2021.
2Includes current portion of long-term debt of $373 million at March 31, 2022 and December 31, 2021.
3Includes current portion of long-term payables of $1 million at March 31, 2022 and $23 million at December 31, 2021.
4Includes current portion of notes receivable – related party of $7 million at March 31, 2022 and December 31, 2021.
5Includes current portion of long-term debt of $365 million at March 31, 2022 and December 31, 2021.
The DB SERP note receivable – related party is Consumers’ portion of a demand note payable issued by CMS Energy to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028.

6:    Retirement Benefits
CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.
In March 2022, CMS Energy and Consumers determined it was probable that 2022 lump-sum payments to participants under DB Pension Plan A would exceed the plan’s service cost and interest cost components of net periodic cost for the year. These lump-sum payments constitute pension plan liability settlements; once it is probable such settlements will meet the service and interest cost threshold, recognition in earnings is required. As a result, in accordance with GAAP, CMS Energy, including Consumers, performed a remeasurement of DB Pension Plan A as of March 31, 2022 and recognized a settlement loss of $4 million; of this amount, $4 million was deferred as a regulatory asset. Consumers recognized a settlement loss of $4 million, all of which was deferred as a regulatory asset. CMS Energy and Consumers will amortize the regulatory asset over eight years.
As a result of the remeasurement, the non-current asset for DB Pension Plan A increased by $91 million at CMS Energy, with an offsetting decrease in the associated regulatory asset of $89 million and a $2 million gain to AOCI. At Consumers, the non-current asset increased by $89 million and the associated regulatory asset decreased by $89 million.
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans		OPEB Plan
Three Months Ended March 31	2022	2021	2022	2021
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$12	$14	$4	$4
Interest cost	18	15	7	6
Expected return on plan assets	(52)	(52)	(29)	(27)
Amortization of:
Net loss	17	25	—	2
Prior service cost (credit)	1	1	(12)	(13)
Settlement loss	2	1	—	—
Net periodic cost (credit)	$(2)	$4	$(30)	$(28)
Consumers
Net periodic cost (credit)
Service cost	$12	$13	$4	$4
Interest cost	16	14	7	6
Expected return on plan assets	(49)	(49)	(27)	(25)
Amortization of:
Net loss	16	25	—	2
Prior service cost (credit)	1	1	(12)	(13)
Settlement loss	2	1	—	—
Net periodic cost (credit)	$(2)	$5	$(28)	$(26)

7:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Three Months Ended March 31	2022	2021
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.5	5.4
TCJA excess deferred taxes[1]	(7.2)	(5.8)
Production tax credits	(4.7)	(5.1)
Accelerated flow-through of regulatory tax benefits[2]	(4.3)	(3.2)
Other, net	—	(0.3)
Effective tax rate	10.3%	12.0%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.0	5.1
TCJA excess deferred taxes[1]	(6.7)	(5.1)
Production tax credits	(2.7)	(2.6)
Accelerated flow-through of regulatory tax benefits[2]	(5.1)	(3.7)
Other, net	(0.6)	(0.4)
Effective tax rate	10.9%	14.3%
1In September 2020, the MPSC authorized Consumers to accelerate the amortization of a gas regulatory liability associated with unprotected, non‑property-related excess deferred income taxes resulting from the TCJA. The regulatory liability, which was previously scheduled to be amortized through 2029, will now be fully amortized by the end of 2022.
2In September 2020, the MPSC authorized Consumers to accelerate the amortization of income tax benefits associated with the cost to remove gas plant assets. These tax benefits, which were previously scheduled to be amortized through 2025, will now be fully amortized by the end of 2022.

8:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
Three Months Ended March 31	2022	2021
Income available to common stockholders
Income from continuing operations	$341	$308
Less loss attributable to noncontrolling interests	(8)	(7)
Less preferred stock dividends	2	—
Income from continuing operations available to common stockholders – basic and diluted	$347	$315
Average common shares outstanding
Weighted-average shares – basic	289.3	288.6
Add dilutive nonvested stock awards	0.5	0.5
Add dilutive forward equity sale contracts	0.1	—
Weighted-average shares – diluted	289.9	289.1
Income from continuing operations per average common share available to common stockholders
Basic	$1.20	$1.09
Diluted	1.20	1.09
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

9:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended March 31, 2022	Electric Utility	Gas Utility	Enterprises[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,238	$1,047	$—	$2,285
Other	—	—	33	33
Revenue recognized from contracts with customers	$1,238	$1,047	$33	$2,318
Leasing income	—	—	58	58
Financing income	3	2	—	5
Consumers alternative-revenue programs	—	(7)	—	(7)
Total operating revenue – CMS Energy	$1,241	$1,042	$91	$2,374
Consumers
Consumers utility revenue
Residential	$591	$740		$1,331
Commercial	384	221		605
Industrial	168	28		196
Other	95	58		153
Revenue recognized from contracts with customers	$1,238	$1,047		$2,285
Financing income	3	2		5
Alternative-revenue programs	—	(7)		(7)
Total operating revenue – Consumers	$1,241	$1,042		$2,283
1Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $44 million for the three months ended March 31, 2022.

In Millions
Three Months Ended March 31, 2021	Electric Utility	Gas Utility	Enterprises[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,131	$801	$—	$1,932
Other	—	—	30	30
Revenue recognized from contracts with customers	$1,131	$801	$30	$1,962
Leasing income	—	—	46	46
Financing income	3	2	—	5
Total operating revenue – CMS Energy	$1,134	$803	$76	$2,013
Consumers
Consumers utility revenue
Residential	$568	$554		$1,122
Commercial	345	163		508
Industrial	138	23		161
Other	80	61		141
Revenue recognized from contracts with customers	$1,131	$801		$1,932
Financing income	3	2		5
Total operating revenue – Consumers	$1,134	$803		$1,937
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
Alternative-Revenue Program: Under a gas revenue decoupling mechanism authorized by the MPSC, Consumers is allowed to adjust future gas rates for differences between Consumers’ actual weather-normalized, non-fuel revenues and the revenues approved by the MPSC. Consumers accounts for this program as an alternative-revenue program that meets the criteria for recognizing the effects of decoupling adjustments on revenue as gas is delivered.
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
CMS Energy and Consumers recorded uncollectible accounts expense of $4 million for the three months ended March 31, 2022 and $6 million for the three months ended March 31, 2021.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $491 million at March 31, 2022 and $486 million at December 31, 2021.

10:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
	March 31, 2022	December 31, 2021
CMS Energy, including Consumers
Cash and cash equivalents	$446	$452
Restricted cash and cash equivalents	28	24
Cash and cash equivalents, including restricted amounts – CMS Energy	$474	$476
Consumers
Cash and cash equivalents	$12	$22
Restricted cash and cash equivalents	26	22
Cash and cash equivalents, including restricted amounts – Consumers	$38	$44
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
CMS Energy
The segments reported for CMS Energy are:
•electric utility, consisting of regulated activities associated with the generation, purchase, distribution, and sale of electricity in Michigan
•gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
•enterprises, consisting of various subsidiaries engaging in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production
On October 1, 2021, EnerBank was acquired by Regions Bank. As a result, EnerBank was removed from the composition of CMS Energy’s reportable segments. EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations on CMS Energy’s consolidated statements of income. For information regarding the sale of EnerBank, see Note 13, Exit Activities and Discontinued Operations.

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
Presented in the following tables is financial information by segment:

In Millions
Three Months Ended March 31	2022	2021
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,241	$1,134
Gas utility	1,042	803
Enterprises	91	76
Total operating revenue – CMS Energy	$2,374	$2,013
Consumers
Operating revenue
Electric utility	$1,241	$1,134
Gas utility	1,042	803
Total operating revenue – Consumers	$2,283	$1,937
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$167	$155
Gas utility	216	181
Enterprises	8	14
Other reconciling items	(40)	(1)
Total net income available to common stockholders – CMS Energy	$351	$349
Consumers
Net income available to common stockholder
Electric utility	$167	$155
Gas utility	216	181
Total net income available to common stockholder – Consumers	$383	$336

In Millions
	March 31, 2022	December 31, 2021
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$18,294	$18,147
Gas utility[1]	10,759	10,601
Enterprises	1,123	1,122
Other reconciling items	23	23
Total plant, property, and equipment, gross – CMS Energy	$30,199	$29,893
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$18,294	$18,147
Gas utility[1]	10,759	10,601
Other reconciling items	23	23
Total plant, property, and equipment, gross – Consumers	$29,076	$28,771
CMS Energy, including Consumers
Total assets
Electric utility[1]	$16,650	$16,493
Gas utility[1]	10,334	10,517
Enterprises	1,312	1,312
Other reconciling items	444	431
Total assets – CMS Energy	$28,740	$28,753
Consumers
Total assets
Electric utility[1]	$16,712	$16,555
Gas utility[1]	10,380	10,564
Other reconciling items	22	21
Total assets – Consumers	$27,114	$27,140
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
Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
	March 31, 2022	December 31, 2021
Current
Cash and cash equivalents	$14	$20
Accounts receivable	3	3
Prepayments and other current assets	2	1
Non-current
Plant, property, and equipment, net	665	671
Total assets[1]	$684	$695
Current
Accounts payable	$8	$15
Non-current
Asset retirement obligations	20	20
Total liabilities	$28	$35
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
CMS Energy’s investment in these partnerships is included in investments on its consolidated balance sheets in the amount of $71 million at March 31, 2022 and December 31, 2021.
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
Under the settlement agreement resolving the 2021 IRP, Consumers would retire the J.H. Campbell coal-fueled generating units in 2025. Similar to the D.E. Karn program, Consumers would provide a retention incentive program to ensure necessary staffing at the J.H. Campbell generating complex through retirement. No retention incentive costs related to this program will be recognized unless the MPSC approves the settlement agreement, which provides deferred accounting treatment for these costs.

As of March 31, 2022, the cumulative cost incurred and charged to expense related to the D.E. Karn retention incentive program was $16 million. Additionally, an amount of $4 million has been capitalized as a cost of plant, property, and equipment and an amount of $8 million has been deferred as a regulatory asset. Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
Three Months Ended March 31	2022	2021
Retention benefit liability at beginning of period	$14	$11
Costs deferred as a regulatory asset	1	2
Retention benefit liability at the end of the period[1]	$15	$13
1Includes current portion of other liabilities of $5 million at March 31, 2022 and $4 million at March 31, 2021.
Discontinued Operations: On October 1, 2021, EnerBank was acquired by Regions Bank. CMS Energy received proceeds of over $1 billion from the transaction and recognized a pre-tax gain of $657 million in 2021. In 2022, CMS Energy received $6 million of additional proceeds as the result of a post-closing adjustment. Net of related transaction costs, CMS Energy recognized a pre-tax gain of $5 million during the three months ended March 31, 2022.
In December 2021, CMS Energy submitted a notice of disagreement to Regions Bank relating to a $36 million negative post-closing purchase price adjustment that it believes is inconsistent with the merger agreement. In accordance with the merger agreement, the disputed adjustment has been submitted to a mutually agreed upon independent accounting firm for final determination. While CMS Energy does not believe material loss is probable, it cannot predict the outcome of this matter.
EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the three months ended March 31, 2021. The table below presents the financial results of EnerBank included in income from discontinued operations:

In Millions
Three Months Ended March 31	2022	2021
Operating revenue	$—	$70
Expenses
Operating expenses	—	15
Interest expense	—	12
Income before income taxes	$—	$43
Gain on sale	5	—
Income from discontinued operations before income taxes	$5	$43
Income tax expense	1	9
Income from discontinued operations, net of tax	$4	$34

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations for CMS Energy and Consumers is contained in Part I—Item 1. Financial Statements—MD&A, which is incorporated by reference herein.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risk as previously disclosed in Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2021 Form 10‑K.
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

Part II—Other Information
Item 1.    Legal Proceedings
CMS Energy, Consumers, and certain of their affiliates are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Part I—Item 3. Legal Proceedings of the 2021 Form 10‑K, see Part I—Item 1. Financial Statements—MD&A—Outlook—Consumers Electric Utility Outlook and Uncertainties and Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in Part I—Item 1A. Risk Factors in the 2021 Form 10-K, which Risk Factors are incorporated herein by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended March 31, 2022:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2022 to January 31, 2022	88,882	$63.75	—	—
February 1, 2022 to February 28, 2022	236	63.33	—	—
March 1, 2022 to March 31, 2022	60,579	66.13	—	—
Total	149,697	$64.71	—	—
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
CMS Incentive Compensation Plan for CMS Energy and Consumers Officers as amended, effective as of January 27, 2022 (Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference)

10.2[1]	—
Annual Employee Incentive Compensation Plan for Consumers as amended, effective as of January 27, 2022 (Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference)

10.3[1,2]	—
Annual CMS Enterprises Employee Incentive Compensation Plan as amended, effective as of January 27, 2022 (Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference)

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
1    Management contract or compensatory plan or arrangement.
2    Obligations of CMS Energy or its subsidiaries, but not of Consumers.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION

Dated: May 3, 2022	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: May 3, 2022	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer