Form 10-Q
period 2022-06-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2022-07-28
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 11, 2022:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	290,195,595
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Report on Form 10-Q to the Securities and Exchange Commission for the Quarterly Period Ended June 30, 2022

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

NPDES
National Pollutant Discharge Elimination System, a permit system for regulating point sources of pollution under the Clean Water Act

NREPA
Part 201 of Michigan’s Natural Resources and Environmental Protection Act of 1994, as amended

NWO Holdco
NWO Holdco, L.L.C., a VIE in which NWO Holdco I, LLC, a wholly owned subsidiary of Grand River Wind, LLC, holds a Class B membership interest

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
U.S. Securities and Exchange Commission

securitization
A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of securitization bonds issued by a special-purpose entity affiliated with such utility

SOFR
Secured overnight financing rate calculated and published by the Federal Reserve Bank of New York and selected as the recommended alternative to replace LIBOR for dollar-denominated financial contracts by the Alternative Reference Rates Committee

TAES
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
Forward-Looking Statements and Information
This Form 10-Q and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:
•the impact and effect of recent events, such as the war in Ukraine, the COVID-19 pandemic, and the responses to these events, and related economic disruptions including, but not limited to, labor shortages, inflation, and supply chain disruptions, all of which could impact CMS Energy’s and Consumers’ workforce, operations, revenues, expenses, uncollectible accounts, energy efficiency programs, pension funding, PSCR and GCR costs, capital investment programs, cash flows, liquidity, maintenance of existing assets, and other operating expenses

•the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures
•potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities
•changes in the performance of or regulations applicable to MISO, Michigan Electric Transmission Company, LLC (a non‑affiliated company), pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, PURPA, infrastructure integrity or security, cybersecurity, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, COVID-19 vaccination and testing requirements, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather-related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; and changes in trade policies or regulations
•the ability of CMS Energy and Consumers to execute cost-reduction strategies
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before EGLE, the EPA, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ routine maintenance, repair, and replacement classification under New Source Review, a construction-permitting program under the Clean Air Act
•changes in energy markets, including availability and price of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates
•the potential effects on the credit and capital markets of the future transition from LIBOR to an alternative reference interest rate, including SOFR, which may perform differently than LIBOR and could result in increased interest rate expense

•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, increased use of self-generation including distributed generation, or energy waste reduction and storage
•increased renewable energy demand due to customers seeking to meet their own sustainability goals
•the reputational or other impact on CMS Energy and Consumers of the failure to achieve ambitions related to reducing their impact on climate change
•adverse consequences of employee, director, or third-party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the implementation of the 2021 IRP, including any action by a regulatory authority or other third party to prohibit, delay, or impair the implementation of the 2021 IRP
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, and government approvals
•potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, operations, or backup systems due to accidents, explosions, physical disasters, global pandemics, cyber incidents, civil unrest, vandalism, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events

•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions
•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyberattack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on information technology backup or disaster recovery systems
•technological developments in energy production, storage, delivery, usage, and metering
•the ability to implement technology successfully
•the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections
•adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions
•the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements
•the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, and other events
•restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances
•earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts
•changes in financial or regulatory accounting principles or policies (e.g., the adoption of the hypothetical liquidation at book value method of accounting for certain non-regulated renewable energy projects)
•other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents
All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Part I—Item 1. Financial Statements—MD&A—Outlook and Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments; and Part I—Item 1A. Risk Factors in the 2021 Form 10-K.

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
The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. Since 2010, Consumers’ Occupational Safety and Health Administration recordable incident rate has decreased by 40 percent.
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
Central to Consumers’ commitment to its customers are the initiatives it has undertaken to keep electricity and natural gas affordable, including:
•replacement of coal-fueled generation and PPAs with a cost-efficient mix of renewable energy, less-costly dispatchable generation sources, and energy waste reduction and demand response programs
•targeted infrastructure investment to reduce maintenance costs and improve reliability and safety
•supply chain optimization
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
CMS Energy and Consumers continue to focus on opportunities to protect the environment and to reduce their carbon footprint. As a result of actions already taken through 2021, CMS Energy and Consumers have:
•decreased their combined percentage of electric supply (self-generated and purchased) from coal by 13 percentage points since 2015
•reduced carbon dioxide emissions by over 30 percent since 2005
•reduced the amount of water used to generate electricity by nearly 30 percent since 2012
•reduced landfill waste disposal by over 1.6 million tons since 1992
•reduced methane emissions by nearly 20 percent since 2012
Since 2005, Consumers has reduced its sulfur dioxide and particulate matter emissions by over 90 percent and its nitrogen oxides emissions by over 80 percent. Consumers began tracking mercury emissions in 2007; since that time, it has reduced such emissions by nearly 90 percent.
The 2016 Energy Law:
•raised the renewable energy standard to 15 percent in 2021; Consumers met the 15‑percent requirement in 2021 and expects to meet the requirement in future years with a combination of newly generated RECs and previously generated RECs carried over from prior years
•established a goal of 35 percent combined renewable energy and energy waste reduction by 2025; Consumers achieved 30 percent combined renewable energy and energy waste reduction through 2021
•authorized incentives for demand response programs and energy efficiency programs, referring to the combined initiatives as energy waste reduction programs
•established an integrated planning process for new capacity and energy resources
Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs. The Clean Energy Plan was originally outlined in Consumers’ 2018 IRP, which was approved by the MPSC in 2019. Under its Clean Energy Plan, Consumers will meet the requirements of the 2016 Energy Law using its clean and lean strategy, which focuses on increasing the generation of renewable energy, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times.
In June 2021, Consumers filed its 2021 IRP with the MPSC, proposing updates to the Clean Energy Plan. In April 2022, Consumers and a broad coalition of key stakeholders, including customer groups, environmental organizations, the MPSC Staff, energy industry representatives, and the Michigan Attorney General, filed a settlement agreement with the MPSC resolving Consumers’ 2021 IRP. The MPSC approved that settlement agreement in June 2022.

The 2021 IRP outlines Consumers’ long-term strategy for delivering clean, reliable, resilient, and affordable energy to its customers, including plans to:
•end the use of coal-fueled generation in 2025, 15 years sooner than initially planned
•purchase an existing natural gas-fueled generating unit, providing an additional 1,176 MW of nameplate capacity and allowing Consumers to continue providing controllable sources of electricity to customers
•solicit approximately 700 MW of capacity through PPAs from sources in Michigan’s Lower Peninsula beginning in 2025
•expand its investment in renewable energy, adding nearly 8,000 MW of solar generation by 2040
Under the 2021 IRP, Consumers will continue to earn a return equal to its weighted-average cost of capital on payments made under new competitively bid PPAs approved by the MPSC.
The 2021 IRP will allow Consumers to exceed its breakthrough goal of at least 50 percent combined renewable energy and energy waste reduction by 2030.
Presented in the following illustration is Consumers’ 2021 capacity portfolio and its future capacity portfolio under its 2021 IRP. This illustration includes the effects of purchased capacity and energy waste reduction and uses the nameplate capacity for all energy sources:

14%
12%
11%
26%
18%
8%
11%
30%
13%
9%
7%
31%
10%
43%
14%
9%
6%
19%
9%
50%
15%
11%
3%
21%
61%
15%
11%
3%
10%
2021
2025
2030
2035
2040
Renewable energy1
Energy waste reduction
Energy storage
One-time solicitation2
Natural gas
Coal
Nuclear
Oil/gas

1    Does not include RECs.
2    These amounts and fuel sources will vary and are dependent on a one-time competitive solicitation to acquire approximately 700 MW of capacity through PPAs from sources in Michigan’s Lower Peninsula beginning in 2025.
In addition to its plan to eliminate its use of coal-fueled generation in 2025, Consumers has set the net‑zero emissions goals discussed below.

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
Additionally, to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers announced the following targets in 2022:
•to enhance, restore, or protect 6,500 acres of land by 2026
•to increase the rate of waste diverted from landfills (through waste reduction, recycling, and reuse) to 90 percent from a baseline of 88 percent
CMS Energy and Consumers are monitoring numerous legislative, policy, and regulatory initiatives, including those to regulate and report greenhouse gases, and related litigation. While CMS Energy and Consumers cannot predict the outcome of these matters, which could affect them materially, they intend to continue to move forward with their clean and lean strategy.
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
For the six months ended June 30, 2022, CMS Energy’s net income available to common stockholders was $496 million, and diluted EPS were $1.71. This compares with net income available to common stockholders of $525 million and diluted EPS of $1.82 for the six months ended June 30, 2021. In 2022, higher electric and gas sales due primarily to favorable weather were more than offset by the absence of 2021 earnings from discontinued operations; increased distribution, transmission, generation, and compression expenses; increased depreciation and property taxes, reflecting higher capital spending; and voluntary separation plan expenses. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
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

The 2021 IRP will potentially add nearly $1 billion of capital expenditures to the $14.3 billion that Consumers already expects to make from 2022 through 2026, which are presented in the following illustration:

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
2022 Electric Rate Case: In April 2022, Consumers filed an application with the MPSC seeking a rate increase of $272 million, made up of two components. First, Consumers requested a $266 million annual rate increase, based on a 10.25‑percent authorized return on equity for the projected twelve-month period ending December 31, 2023. The filing requested authority to recover future investments associated with distribution system reliability, solar generation, environmental compliance, and enhanced technology. Second, Consumers requested approval of a surcharge for the recovery of $6 million of distribution investments made in 2021 that exceeded what was authorized in rates in accordance with the December 2020 electric rate order.
2021 Gas Rate Case: In December 2021, Consumers filed an application with the MPSC seeking an annual rate increase of $278 million, based on a 10.5‑percent authorized return on equity and a projected twelve-month period ending September 30, 2023. In April 2022, Consumers reduced its requested annual rate increase to $233 million, based on a 10.25‑percent authorized return on equity. In July 2022, the MPSC approved a settlement agreement authorizing an annual rate increase of $170 million, based on a 9.9‑percent authorized return on equity, effective October 1, 2022. The MPSC also approved the continuation of a revenue decoupling mechanism, which annually reconciles Consumers’ actual weather-normalized non-fuel revenues with the revenues approved.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Six Months Ended
June 30	2022	2021	Change	2022	2021	Change
Net Income Available to Common Stockholders	$145	$176	$(31)	$496	$525	$(29)
Basic Earnings Per Average Common Share	$0.50	$0.61	$(0.11)	$1.71	$1.82	$(0.11)
Diluted Earnings Per Average Common Share	$0.50	$0.61	$(0.11)	$1.71	$1.82	$(0.11)

In Millions
	Three Months Ended			Six Months Ended
June 30	2022	2021	Change	2022	2021	Change
Electric utility	$140	$154	$(14)	$307	$309	$(2)
Gas utility	36	36	—	252	217	35
Enterprises	7	5	2	15	19	(4)
Corporate interest and other	(38)	(37)	(1)	(82)	(72)	(10)
Discontinued operations	—	18	(18)	4	52	(48)
Net Income Available to Common Stockholders	$145	$176	$(31)	$496	$525	$(29)

Presented in the following table is a summary of after-tax changes to net income available to common stockholders for the three and six months ended June 30, 2022 versus 2021:

In Millions
	Three Months Ended		Six Months Ended
June 30, 2021		$176		$525
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$(11)		$5
Gas sales	19		58
Electric rate increase	5		9
Lower income tax expense	—		17
Lower non-operating retirement benefits expenses	8		13
Gain on sale of radio tower assets, net of voluntary gain sharing[1]	5		5
Higher (lower) distribution, transmission, generation, and compression expenses	2		(11)
Higher property taxes, reflecting higher capital spending	(3)		(9)
Voluntary separation plan expenses	(8)		(8)
Ray Compressor Station impairment[2]	(7)		(7)
Higher service restoration costs	(6)		(6)
Lower (higher) depreciation and amortization	1		(5)
Higher forestry costs	—		(4)
Other	(19)		(24)
		$(14)		$33
Enterprises		2		(4)
Corporate interest and other		(1)		(10)
Discontinued operations		(18)		(48)
June 30, 2022		$145		$496
1See Note 1, Regulatory Matters.
2See Note 2, Contingencies and Commitments.

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three and six months ended June 30, 2022 versus 2021 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
	Three Months Ended		Six Months Ended
June 30, 2021		$154		$309
Reasons for the change
Electric deliveries[1] and rate increases
Higher (lower) revenue due primarily to weather and sales mix	$(7)		$15
Rate increase, including return on higher renewable capital spending	7		12
Lower energy waste reduction program revenues	(1)		(6)
Lower other revenues	(7)		(8)
		$(8)		$13
Maintenance and other operating expenses
Lower energy waste reduction program costs	1		6
Gain on sale of radio tower assets, net of voluntary gain sharing[2]	5		5
Higher service restoration costs	(8)		(8)
Lower (higher) distribution, transmission, and generation expenses	1		(7)
Voluntary separation plan expenses	(6)		(6)
Higher forestry costs	(1)		(6)
Lower maintenance and other operating expenses	(3)		(7)
		(11)		(23)
Depreciation and amortization
Lower expense from depreciation rate case settlement and other, net of increased plant in service, reflecting higher capital spending		6		8
General taxes
Higher property taxes, reflecting higher capital spending, and other		(3)		(6)
Other income, net of expenses
Lower non-operating retirement benefits expenses	7		12
Lower other income, net of expenses	(8)		(9)
		(1)		3
Interest charges		(1)		—
Income taxes		4		3
June 30, 2022		$140		$307
1For the three months ended June 30, deliveries to end-use customers were 9.1 billion kWh in 2022 and 8.7 billion kWh in 2021. For the six months ended June 30, deliveries to end-use customers were 18.3 billion kWh in 2022 and 17.4 billion kWh in 2021.
2See Note 1, Regulatory Matters.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three and six months ended June 30, 2022 versus 2021 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
	Three Months Ended		Six Months Ended
June 30, 2021		$36		$217
Reasons for the change
Gas deliveries[1] and rate increases
Higher revenue due primarily to favorable weather and sales mix	$25		$79
Higher (lower) other revenues	1		(2)
		$26		$77
Maintenance and other operating expenses
Gain on sale of radio tower assets, net of voluntary gain sharing[2]	2		2
Ray Compressor Station impairment[3]	(10)		(10)
Lower (higher) distribution, transmission, and compression expenses	1		(8)
Voluntary separation plan expenses	(4)		(4)
Higher uncollectible accounts expense	(7)		(3)
Higher maintenance and other operating expenses	(1)		(6)
		(19)		(29)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(5)		(14)
General taxes
Higher property taxes, reflecting higher capital spending		(2)		(9)
Other income, net of expenses
Lower non-operating retirement benefits expenses	4		6
Lower other income, net of expenses	(4)		(4)
		—		2
Interest charges		(1)		(2)
Income taxes
Lower income tax expense due primarily to accelerated amortization of excess deferred income taxes[4]	—		9
Lower income tax expense due primarily to acceleration of tax benefits associated with cost of removal[4]	—		7
Lower (higher) gas utility pre-tax earnings	1		(6)
		1		10
June 30, 2022		$36		$252
1For the three months ended June 30, deliveries to end-use customers were 51 bcf in 2022 and 45 bcf in 2021. For the six months ended June 30, deliveries to end-use customers were 191 bcf in 2022 and 169 bcf in 2021.

2See Note 1, Regulatory Matters.
3See Note 2, Contingencies and Commitments.
4See Note 7, Income Taxes.
Enterprises Results of Operations
Presented in the following table are the detailed after-tax changes to the enterprises segment’s net income available to common stockholders for the three and six months ended June 30, 2022 versus 2021:

In Millions
	Three Months Ended	Six Months Ended
June 30, 2021	$5	$19
Reason for the change
Higher earnings from renewable wind projects	$4	$4
Lower earnings at DIG and equity method investees	(2)	(8)
June 30, 2022	$7	$15
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the three and six months ended June 30, 2022 versus 2021:

In Millions
	Three Months Ended	Six Months Ended
June 30, 2021	$(37)	$(72)
Reasons for the change
Consolidated tax adjustment	$—	$(7)
Preferred stock dividends	(3)	(5)
Other	2	2
June 30, 2022	$(38)	$(82)

Results of Discontinued Operations
On October 1, 2021, EnerBank was acquired by Regions Bank. As a result, EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the three and six months ended June 30, 2021. For additional details see, Note 13, Exit Activities and Discontinued Operations.
Presented in the following table are the detailed after-tax changes to discontinued operations for the three and six months ended June 30, 2022 versus 2021:

In Millions
	Three Months Ended	Six Months Ended
June 30, 2021	$18	$52
Reason for the change
Additional EnerBank sale proceeds, net of tax and transaction costs	$—	$4
Absence of 2021 earnings from discontinued operations	(18)	(52)
June 30, 2022	$—	$4

Cash Position, Investing, and Financing
At June 30, 2022, CMS Energy had $96 million of consolidated cash and cash equivalents, which included $19 million of restricted cash and cash equivalents. At June 30, 2022, Consumers had $26 million of consolidated cash and cash equivalents, which included $18 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the six months ended June 30, 2022 versus 2021:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2021	$1,367
Reasons for the change
Lower net income	$(26)
Non‑cash transactions[1]	(35)
Gain from post-closing adjustment to 2021 sale of EnerBank[2]	(5)
Absence of cash used in discontinued operations in 2021[2]	23
Unfavorable impact of changes in core working capital,[3] due primarily to gas purchased at higher prices and underrecovery of power supply costs	(343)
Favorable impact of changes in other assets and liabilities, due primarily to higher energy waste reduction collections and an insurance recovery	78
Six Months Ended June 30, 2022	$1,059
Consumers
Six Months Ended June 30, 2021	$1,400
Reasons for the change
Higher net income	$30
Non‑cash transactions[1]	(35)
Unfavorable impact of changes in core working capital,[3] due primarily to gas purchased at higher prices and underrecovery of power supply costs	(333)
Favorable impact of changes in other assets and liabilities, due primarily to higher energy waste reduction collections, lower deposits for electric margins, and an insurance recovery	97
Six Months Ended June 30, 2022	$1,159
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

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the six months ended June 30, 2022 versus 2021:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2021	$(851)
Reasons for the change
Higher capital expenditures	$(210)
Additional proceeds from post-closing adjustment related to 2021 sale of EnerBank[1]	5
Absence of cash provided by discontinued operations in 2021[1]	(90)
Other investing activities	7
Six Months Ended June 30, 2022	$(1,139)
Consumers
Six Months Ended June 30, 2021	$(930)
Reasons for the change
Higher capital expenditures	$(167)
Other investing activities	3
Six Months Ended June 30, 2022	$(1,094)
1For information regarding the sale of EnerBank, see Note 13, Exit Activities and Discontinued Operations.

Financing Activities
Presented in the following table are specific components of net cash used in financing activities for the six months ended June 30, 2022 versus 2021:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2021	$(409)
Reasons for the change
Higher debt retirements	$(74)
Higher borrowings of notes payable	45
Lower issuances of common stock	(13)
Higher payments of dividends on common and preferred stock	(20)
Proceeds from the sale of membership interest in VIE to tax equity investor	49
Absence of cash used in discontinued operations in 2021[1]	138
Other financing activities, primarily the payment of a long-term contract liability	(16)
Six Months Ended June 30, 2022	$(300)
Consumers
Six Months Ended June 30, 2021	$(437)
Reasons for the change
Higher debt retirements	$(1)
Higher borrowings of notes payable	45
Higher repayments of borrowings from CMS Energy	(53)
Higher stockholder contribution from CMS Energy	410
Higher payments of dividends on common stock	(53)
Other financing activities	6
Six Months Ended June 30, 2022	$(83)
1For information regarding the sale of EnerBank, see Note 13, Exit Activities and Discontinued Operations.
Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Dividend Restrictions. During the six months ended June 30, 2022, Consumers paid $433 million in dividends on its common stock to CMS Energy.
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
CMS Energy has entered into forward sales transactions under this program, which allow CMS Energy to either physically settle the contracts by issuing shares of its common stock at the then-applicable forward sale price specified by the agreement or net settle the contracts through the delivery or receipt of cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock. As of June 30, 2022, these contracts have an aggregate sales price of $56 million, maturing through December 2023. For more information on these forward sale contracts, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Issuance of Common Stock.
At June 30, 2022, CMS Energy had $536 million of its revolving credit facility available and Consumers had $1.0 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2022, there were $45 million of commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ revolving credit facilities and commercial paper program, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.
In July 2022, Consumers entered into a delayed-draw $1.0 billion unsecured term loan credit agreement with an interest rate of SOFR plus 0.650 percent. The proceeds of the loan will be used to fund working capital and for general corporate purposes. The term loan matures in January 2024. For more information on the new term loan, see Note 3, Financings and Capitalization—New Term Loan Credit Agreement and Part II—Other Information—Item 5. Other Information—Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation.
Certain of CMS Energy’s and Consumers’ credit agreements contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At June 30, 2022, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements. CMS Energy and Consumers were each in compliance with these covenants as of June 30, 2022, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to Capital[1]	< 0.70 to 1.0	0.54 to 1.0
Consumers
Debt to Capital[2]	< 0.65 to 1.0	0.45 to 1.0
1Applies to CMS Energy’s revolving credit agreement and letter of credit reimbursement agreement.
2Applies to Consumers’ revolving credit agreements.
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
The Clean Energy Plan was originally outlined in Consumers’ 2018 IRP, which was approved by the MPSC in 2019. In June 2021, Consumers filed its 2021 IRP with the MPSC, proposing updates to the Clean Energy Plan. In April 2022, Consumers and a broad coalition of key stakeholders, including customer groups, environmental organizations, the MPSC Staff, energy industry representatives, and the Michigan Attorney General, filed a settlement agreement with the MPSC resolving Consumers’ 2021 IRP. The MPSC approved that settlement agreement in June 2022.
Under its 2021 IRP, Consumers will eliminate the use of coal-fueled generation in 2025 and expects to meet 90 percent of its customers’ needs with clean energy sources by 2040. Specifically, the 2021 IRP provides for:
•the retirement of the D.E. Karn coal-fueled generating units, totaling 515 MW of nameplate capacity, in 2023
•the retirement of the J.H. Campbell coal-fueled generating units, totaling 1,407 MW of nameplate capacity, in 2025
•the retirement of the D.E. Karn oil and gas-fueled generating units, totaling 1,219 MW of nameplate capacity, in 2031, the units’ original retirement date

The MPSC has authorized Consumers to issue securitization bonds to finance the recovery of and return on the D.E. Karn coal-fueled generating units. Under the 2021 IRP, Consumers will receive regulatory asset treatment to recover the remaining book value of the J.H. Campbell coal-fueled generating units, as well as 9.0 percent return on equity, commencing in 2025.
Under the 2021 IRP, Consumers will bridge the transition away from coal generation with:
•the purchase of the New Covert Generating Facility, a natural gas-fueled generating unit with 1,176 MW of nameplate capacity in Van Buren County, Michigan, for $815 million, subject to certain adjustments, in 2023; the purchase is subject to FERC approval and the required waiting period under federal antitrust law
•a one-time competitive solicitation to acquire approximately 700 MW of capacity through PPAs from sources in Michigan’s Lower Peninsula beginning in 2025; of this amount, 500 MW would be from dispatchable sources
These actions are expected to allow Consumers to continue providing controllable sources of electricity to customers while expanding its investment in renewable energy. The 2021 IRP forecasts renewable energy capacity levels of 30 percent in 2025, 43 percent in 2030, and 61 percent in 2040, including the addition of nearly 8,000 MW of solar generation. Additionally, the 2021 IRP will accelerate Consumers’ deployment of battery storage from 2030 to 2024, with 75 MW of energy storage by 2027 and 550 MW by 2040.
Under its 2021 IRP, Consumers will continue to bid new capacity competitively and will own and operate approximately 50 percent of new capacity, with the remainder being built and owned by third parties. Additionally, Consumers will continue to earn a return equal to its weighted-average cost of capital on payments made under new competitively bid PPAs approved by the MPSC.
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

As a result of the requests for proposals, Consumers has entered into PPAs to purchase renewable capacity, energy, and RECs from solar generating facilities and build transfer agreements to purchase solar generating facilities, as presented in the following table:

Type of Agreement	Capacity (MW)	Location of Facility	Targeted Commercial Operation[1]	Date of Agreement	Date of MPSC Approval
2019 request
PPA (25 years)	140	Calhoun County, Michigan	2022	December 2020	April 2021
Build transfer agreement	150	Southeastern Michigan	2024	January 2021	April 2021
PPA (20 years)	10	Ingham County, Michigan	2023	May 2022	Pending

2020 request
PPA (20 years)	30	Manistee, Michigan	2022	May 2021	September 2021
PPA (25 years)[2]	100	Calhoun County, Michigan	2023	October 2021	November 2021
PPA (20 years)[2]	125	Jackson County, Michigan	2023	October 2021	November 2021
Build transfer agreement	150	Southeastern Michigan	2024	October 2021	November 2021

2021 request
PPA (25 years)[3]	150	Genesee and Saginaw County, Michigan	2024	March 2022	Pending
PPA (25 years)[3]	150	Hillsdale County, Michigan	2024	March 2022	Pending
1    For build transfer agreements, represents the date Consumers expects to take full ownership and begin commercial operation.
2    This agreement provides Consumers the option to purchase the associated solar generating facility after ten years.
3    This agreement provides Consumers a right of first refusal option to purchase the associated solar generating facility.
The 2021 request for proposals also resulted in the selection of a solar generation project that Consumers will develop and construct in Muskegon, Michigan, with capacity of up to 250 MW. The facility is expected to be operational in 2025.
In March 2022, the U.S. Department of Commerce announced it is opening inquiries into whether manufacturers of solar modules that are produced in certain countries using supplies obtained from China are circumventing antidumping and countervailing duties which apply to Chinese modules. The U.S. Department of Commerce’s inquiry process is expected to last until at least early 2023. In June 2022, the Biden Administration paused the imposition of duties that might result from the U.S. Department of Commerce’s pending inquiries. Consumers continues to closely monitor this situation and its potential impacts on availability of solar modules and timing associated with pending and planned solar projects.

Renewable Energy Plan: The 2016 Energy Law raised the renewable energy standard to 15 percent in 2021. Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least the required percentage of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers met the 15‑percent requirement in 2021 and expects to meet the requirement in future years with a combination of newly generated RECs and previously generated RECs carried over from prior years.
Under Consumers’ renewable energy plan, the MPSC has approved the acquisition of up to 525 MW of new wind generation projects and authorized Consumers to earn a 10.7‑percent return on equity on any projects approved by the MPSC. Specifically, the MPSC has approved the following:
•purchase and construction of a 150‑MW wind generation project in Gratiot County, Michigan; the project became operational and Consumers took full ownership in 2020
•purchase of a 166‑MW wind generation project in Hillsdale, Michigan; the project became operational and Consumers took full ownership in February 2021
•purchase of a wind generation project under development, with capacity of up to 201 MW, in Gratiot County, Michigan; Consumers expects to take full ownership and begin commercial operation of the project in 2023
The MPSC also approved the execution of a 20-year PPA under which Consumers will purchase 100 MW of renewable capacity, energy, and RECs from a 149‑MW solar generating facility to be constructed in Calhoun County, Michigan; the facility is targeted to be operational in 2022.
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
Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are seasonal and largely dependent on Michigan’s economy. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment. In addition, Consumers’ electric rates, which follow a seasonal rate design, are higher in the summer months than in the remaining months of the year. Each year in June, electric residential customers transition to a summer peak time-of-use rate that allows them to take advantage of lower-cost energy during off-peak times during the summer months. Thus, customers can reduce their electric bills by shifting their consumption from on‑peak to off‑peak times.
Over the next five years, Consumers expects weather-normalized electric deliveries to remain stable relative to 2021. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in electric demand. Actual delivery levels will depend on:
•energy conservation measures and results of energy waste reduction programs
•weather fluctuations
•Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, electric vehicle adoption, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of

Consumers’ sales, with certain exceptions. At June 30, 2022, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.9 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program.
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
2022 Electric Rate Case: In April 2022, Consumers filed an application with the MPSC seeking a rate increase of $272 million, made up of two components. First, Consumers requested a $266 million annual rate increase, based on a 10.25‑percent authorized return on equity for the projected twelve-month period ending December 31, 2023. The filing requested authority to recover future investments associated with distribution system reliability, solar generation, environmental compliance, and enhanced technology. Second, Consumers requested approval of a surcharge for the recovery of $6 million of distribution investments made in 2021 that exceeded what was authorized in rates in accordance with the December 2020 electric rate order. In its application, Consumers provided extensive cost/benefit analysis and other information to support the prudence of certain categories of capital expenditures, as requested by the MPSC in its final order in Consumers’ 2021 electric rate case. For additional details on the 2021 electric rate case, see Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters.

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
Under the 2021 IRP, Consumers will retire the J.H. Campbell coal-fueled generating units in 2025. Similar to the D.E. Karn program, Consumers will provide a retention incentive program to ensure necessary staffing at the J.H. Campbell generating complex through retirement. Based on the number of employees expected to participate, the aggregate cost of the program through 2025 is estimated to be $50 million. Consumers expects to recognize $20 million of retention benefit costs in 2022. The 2021 IRP provides deferred accounting treatment for retention costs recognized during 2022; deferral of costs beyond 2022 will be addressed in future rate cases. For additional details on these programs, see Notes to the Unaudited Consolidated Financial Statements—Note 13, Exit Activities and Discontinued Operations.
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
In 2020, the EPA decided to retain the 2015 NAAQS for ozone without revision. In October 2021, the EPA provided notice that it was going to reconsider the 2020 ozone NAAQS decision. Recently, the EPA recommended that it retain the current standards; however, a final decision is not expected until late 2023 or early 2024. Consumers will evaluate the impacts of the proposed NAAQS for ozone, which could result in more ozone nonattainment areas in Michigan, on its operations when the EPA releases its decision.
In March 2022, the EPA proposed another revision to CSAPR, outlining a federal implementation plan that seeks to reduce interstate transport issues that contribute to downwind states attaining or maintaining compliance with the 2015 NAAQS for ozone. The EPA has included 26 states within the proposed federal implementation plan, including Michigan. The EPA is proposing to reduce nitrogen oxides allowance budgets under the CSAPR program and to change the mechanism for allocating such nitrogen oxides allowances on a year-over-year basis. While prior CSAPR regulations have primarily focused on electric generating units, this latest proposal also includes other nitrogen oxides emission sources. Consumers is currently evaluating the proposal and will evaluate the applicability and potential impacts to its electric operations.
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

Consumers’ strategy to comply with air quality regulations, including CSAPR, MATS, and NAAQS, as well as its legal obligations, involved the installation and operation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA and EGLE rulemakings, litigation, executive orders, treaties, and congressional action. This evaluation could result in:
•a change in Consumers’ fuel mix
•changes in the types of generating units Consumers may purchase or build in the future
•changes in how certain units are operated
•the retirement, mothballing, or repowering with an alternative fuel of some of Consumers’ generating units
•changes in Consumers’ environmental compliance costs
Greenhouse Gases: There have been numerous legislative and regulatory initiatives at the state, regional, national, and international levels that involve the potential regulation and reporting of greenhouse gases. Consumers continues to monitor and comment on these initiatives and to follow litigation involving greenhouse gases.
In 2015, the EPA finalized new rules pursuant to Section 111(b) of the Clean Air Act to limit carbon dioxide emissions from new electric generating units, as well as modified or reconstructed electric generating units. New coal-fueled units would not be able to meet this limit without installing carbon dioxide control equipment using such methods as carbon capture and sequestration. Under its 2021 IRP, Consumers will eliminate the use of coal-fueled generation in 2025 and does not plan to build any new coal-fueled generating units.
In 2019, the EPA finalized the Affordable Clean Energy rule, pursuant to Section 111(d) of the Clean Air Act for existing units. In January 2021, the D.C. Circuit Court of Appeals vacated and remanded this rule to the EPA, which, in turn, appealed the rule to the U.S. Supreme Court. In June 2022, the U.S. Supreme Court released its decision finding that the EPA cannot use Section 111(d) of the Clean Air Act to limit carbon dioxide emissions from existing electric generating units in the manner as originally proposed in the 2015 rules.
In June 2022, the EPA announced its plan to propose a new rule to address greenhouse gas emissions from existing fossil-fueled electric generating units. Under its 2021 IRP, Consumers will eliminate the use of coal-fueled generation in 2025. Therefore, it is unlikely that the proposed rule will materially impact Consumers over the remaining operating lives of these facilities. However, Consumers cannot predict the form and extent of such potential regulation on its natural gas-fueled generation until the rule is released.
In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which addresses carbon dioxide reduction measures beginning in 2020. While the U.S. had withdrawn from the Paris Agreement, it rejoined the Paris Agreement in 2021. In April 2021, the U.S. announced it is committing to a nationally determined contribution under the Paris Agreement. Nationally determined contributions are the efforts by each country to reduce national greenhouse gas emissions. The commitment made by the U.S. is to reduce greenhouse gas emissions by 50 to 52 percent from 2005 levels by 2030. Under its 2021 IRP, Consumers plans to reduce carbon emissions by 60 percent from 2005 levels in 2025. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events, as the nationally determined contribution is not binding without new Congressional legislation.
In 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28‑percent reduction below 2005 levels of greenhouse gas emissions by 2025. Consumers has already surpassed the 28‑percent reduction milestone for its owned electric generation and previously announced a goal of achieving net-zero carbon emissions from its electric business by 2040. The order directs EGLE to develop and oversee an action plan for achieving these goals. In addition, the Governor established the Council on Climate Solutions, an advisory group of key stakeholders appointed by the Governor that will assist EGLE in implementing the plan. These goals are aspirational in nature and any changes in law or regulation to achieve these goals would need to be approved by the Michigan Legislature or the relevant regulatory agency. The MPSC has requested comments from utilities and other stakeholders on how the Governor’s goal should be incorporated into future IRP filings, which Consumers has provided. Consumers does not expect any adverse changes to its environmental strategy as a result of these events.
While Consumers cannot predict the outcome of changes in U.S. policy or of other legislative or regulatory initiatives involving the potential regulation of greenhouse gases, it intends to continue to move forward with its Clean Energy Plan, its present net-zero goals, and its emphasis on reliable and resilient supply. Consumers will continue to monitor regulatory and legislative activity and related litigation regarding greenhouse gas emissions standards that may affect electric generating units.
Increased frequency of severe or extreme weather events, including those due to climate change, could materially impact Consumers’ facilities, energy sales, and results of operations. Consumers is unable to predict these events or their financial impact; however, Consumers evaluates the potential physical impacts of climate change on its operations, including increased temperature, increased storm activity, increased precipitation, and changes in lake and river levels. Consumers released a report addressing the physical risks of climate change on its infrastructure in February 2022. Consumers is taking steps to mitigate these risks as appropriate.
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
CCRs: In 2015, the EPA published a rule regulating CCRs under RCRA. This 2015 rule adopts minimum standards for beneficially using and disposing of non‑hazardous CCRs. The rule establishes new minimum requirements for CCR unit location, design, structural stability, groundwater monitoring and correction action, flood protection, fugitive dust control, recordkeeping, and public disclosure of certain records, including any groundwater protection standard exceedances. The 2015 rule also sets out conditions under which some CCR units would be forced to cease receiving CCR and non‑CCR wastewater and initiate closure based on the inability to achieve minimum safety standards, meet a location standard, or meet minimum groundwater standards. Due to litigation, many aspects of the 2015 CCR rule have been remanded to the EPA, which has resulted in numerous proposed rules and three final rules. One of the final rules is in litigation. Anticipated litigation related to remanded aspects that have not been addressed will add uncertainty around requirements for compliance and state permit programs.
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
The EPA stated its intent to issue a proposed rule in 2022 revising its effluent limitation guidelines for certain wastewater streams, including bottom ash transport water, combustion residual leachate, and legacy wastewater. Consumers cannot evaluate the impact the potential rule will have on its facilities until the proposed rule is released.
In 2020, the EPA and the U.S. Army Corps of Engineers finalized a rule under the Clean Water Act that repealed a 2015 definition of “Waters of the United States,” narrowed the scope of federal jurisdiction, and reduced the frequency of dual jurisdiction in states with authority to regulate the same waters; Michigan is one such state. In November 2021, the EPA and the U.S. Army Corps of Engineers proposed to revise the 2020 “Waters of the United States” definition to revert to the 2015 “Waters of the United States” definition, with changes reflecting the EPA’s interpretation of intervening U.S. Supreme Court decisions. The proposed November 2021 rulemaking may change how Consumers interacts with federal jurisdictional waters within Michigan, which may add additional requirements to existing compliance programs or may require additional permitting for infrastructure projects. However, Consumers does not expect adverse changes to its environmental strategy as a result of the current interpretations. The “Waters of the United States” definition continues to be litigated in multiple jurisdictions.
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
Additionally, Consumers is monitoring proposed changes to the listing status of several species within its operational area due to an increase in wildlife-related regulatory activity at federal and state levels. A change in species listed under the Endangered Species Act may impact Consumers’ costs to mitigate its impact on protected species and habitats at certain existing facilities as well as siting choices for new facilities.
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
2021 Gas Rate Case: In December 2021, Consumers filed an application with the MPSC seeking an annual rate increase of $278 million, based on a 10.5‑percent authorized return on equity and a projected twelve-month period ending September 30, 2023. In April 2022, Consumers reduced its requested annual rate increase to $233 million, based on a 10.25‑percent authorized return on equity. In July 2022, the MPSC approved a settlement agreement authorizing an annual rate increase of $170 million, based on a

9.9‑percent authorized return on equity, effective October 1, 2022. The MPSC also approved the continuation of a revenue decoupling mechanism, which annually reconciles Consumers’ actual weather-normalized non-fuel revenues with the revenues approved.
Depreciation Rate Case: In December 2021, Consumers filed a depreciation case related to its gas utility plant property. In this case, Consumers requested a decrease in depreciation expense of $1 million annually based on December 31, 2020 balances.
Gas Pipeline and Storage Integrity and Safety: The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration has published various rules that expand federal safety standards for gas transmission pipelines and underground storage facilities. To comply with these rules, Consumers will incur increased capital and operating and maintenance costs to install and remediate pipelines and to expand inspections, maintenance, and monitoring of its existing pipelines and storage facilities. The initial requirements in the regulation took effect in 2020, with future regulation phases to be released over numerous years.
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
In 2020, the EPA decided to retain the 2015 NAAQS for ozone without revision. In October 2021, the EPA provided notice that it was going to reconsider the 2020 ozone NAAQS decision. Recently, the EPA recommended that it retain the current standards; however, a final decision is not expected until late 2023 or early 2024.
In March 2022, the EPA proposed another revision to CSAPR, outlining a federal implementation plan that seeks to reduce interstate transport issues that contribute to downwind states attaining or maintaining compliance with the 2015 NAAQS for ozone. The EPA has included 26 states within the proposed federal implementation plan, including Michigan. The EPA is proposing to reduce nitrogen oxides allowance budgets under the CSAPR program and to change the mechanism for allocating such nitrogen oxides allowances on a year-over-year basis. While prior CSAPR regulations have primarily focused on electric generating units, this latest proposal also includes other nitrogen oxides emission sources, and may impact the natural gas-fired engines at compressor stations. Consumers is currently evaluating the proposal and will evaluate the applicability and potential impacts to its gas operations.
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
In November 2021, the EPA released a proposed rule to regulate methane emissions for the oil and gas sector. This proposed rule is not expected to have a material adverse impact on Consumers’ gas storage, compressor stations, and distribution systems, as it applies upstream of Consumers’ facilities.
In 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28‑percent reduction below 2005 levels of greenhouse gas emissions by 2025. These new goals could impact Consumers’ gas business over the long term. Consumers is evaluating decarbonization options for its gas business including energy efficiency, renewable natural gas, carbon offsets, and other decarbonization methods. As one strategy, which was approved by the MPSC, Consumers launched a program allowing gas customers to purchase carbon offset credits on a voluntary basis. Similarly, in December 2021, Consumers announced plans to begin development of a renewable natural gas facility that will capture methane from manure generated at a neighboring farm and convert it into renewable natural gas. For additional details on the executive order, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which addresses carbon dioxide reduction measures beginning in 2020. While the U.S. had withdrawn from the Paris Agreement, it rejoined the Paris Agreement in 2021. In April 2021, the U.S. announced it is committing to a nationally determined contribution under the Paris Agreement. Nationally determined contributions are the efforts by each country to reduce national greenhouse gas emissions. The commitment made by the U.S. is to reduce greenhouse gas emissions by 50 to 52 percent from 2005 levels by 2030. Under its 2021 IRP, Consumers plans to reduce carbon emissions by 60 percent from 2005 levels in 2025. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events, as the nationally determined contribution is not binding without new Congressional legislation.

There is increasing interest at the federal, state, and local levels involving potential regulation of greenhouse gases or its sources. Such regulation, if adopted, may involve requirements to reduce methane emissions from Consumers’ gas utility operations and carbon dioxide emissions from customer use. No such measures apply to Consumers at this time. Consumers continues to monitor these initiatives and comment as appropriate. Consumers cannot predict the impact of any potential future legislation or regulation on its gas utility.
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
In June 2021, DIG, CMS Generation Michigan Power, and CMS ERM entered into an agreement with Consumers to sell, for $515 million, subject to certain adjustments, the enterprises segment’s three natural gas-fueled generating units, totaling 1,001 MW of nameplate capacity:
•the 770‑MW DIG plant located in Dearborn, Michigan
•a 156‑MW peaking generating unit located in Gaylord, Michigan
•a 75‑MW peaking generating unit located in Comstock, Michigan
Consumers had proposed purchasing these generating units as part of its 2021 IRP. However, in accordance with the terms of the settlement agreement of its 2021 IRP, which was approved by the MPSC in June 2022, Consumers will not purchase these generating units.
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

Trends, uncertainties, and other matters related to the enterprises segment that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•investment in and financial benefits received from renewable energy and energy storage projects
•changes in energy and capacity prices
•severe weather events and climate change associated with increasing levels of greenhouse gases
•changes in commodity prices on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings
•changes in various environmental laws, regulations, principles, or practices, or in their interpretation
•indemnity obligations assumed in connection with the purchase or ownership of an interest in one or more facilities that involve tax equity financing
•representations, warranties, and indemnities provided by CMS Energy in connection with previous sales of assets
In March 2022, the U.S. Department of Commerce announced it is opening inquiries into whether manufacturers of solar modules that are produced in certain countries using supplies obtained from China are circumventing antidumping and countervailing duties which apply to Chinese modules. The U.S. Department of Commerce’s inquiry process is expected to last until at least early 2023. In June 2022, the Biden Administration paused the imposition of duties that might result from the U.S. Department of Commerce’s pending inquiries. CMS Energy continues to closely monitor this situation and its potential impacts on availability of solar modules and timing associated with pending and planned solar projects.
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
Employee Separation Program: In April 2022, CMS Energy and Consumers announced a voluntary separation program for salaried non-union employees. For the three months ended June 30, 2022, CMS Energy and Consumers recorded an after-tax charge of $8 million related to the program, under which more than 170 employees accepted and were approved for early separation. As a result of the program, CMS Energy and Consumers expect to benefit from future cost savings, as employee staffing levels will be better matched to workload demand, which reflects the companies’ ongoing workforce productivity improvements.
As a result of this announcement, CMS Energy and Consumers determined it was probable that 2022 lump-sum payments to participants under DB Pension Plan A would exceed the plan’s service cost and interest cost components of net periodic cost for the year. These lump-sum payments constitute pension plan liability settlements; once it is probable such settlements will meet the service and interest cost threshold, recognition in earnings is required. As a result, in accordance with GAAP, CMS Energy, including Consumers, performed a remeasurement of DB Pension Plan A as of March 31, 2022 and June 30, 2022. For additional details on the pension settlement, see Notes to the Unaudited Consolidated Financial Statements—Note 6, Retirement Benefits.

Presented in the following table are estimates of credits and cash contributions through 2024 for the DB Pension Plans, reflecting the remeasurement as of June 30, 2022. Actual future costs, credits, and contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.

In Millions
	Credit	Contribution
CMS Energy, including Consumers
2022	$(35)	$—
2023	(57)	—
2024	(61)	—
Consumers[1]
2022	$(31)	$—
2023	(52)	—
2024	(56)	—
1Consumers’ pension costs are recoverable through its general ratemaking process.
New Accounting Standards
There are no new accounting standards issued but not yet effective that are expected to have a material impact on CMS Energy’s or Consumers’ consolidated financial statements.

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2022	2021	2022	2021
Operating Revenue	$1,920	$1,558	$4,294	$3,571

Operating Expenses
Fuel for electric generation	241	116	408	254
Purchased and interchange power	483	391	938	768
Purchased power – related parties	18	17	35	35
Cost of gas sold	216	96	684	375
Maintenance and other operating expenses	392	355	726	666
Depreciation and amortization	242	244	587	582
General taxes	89	87	221	209
Total operating expenses	1,681	1,306	3,599	2,889

Operating Income	239	252	695	682

Other Income (Expense)
Interest income	1	1	2	2
Allowance for equity funds used during construction	1	2	3	3
Income from equity method investees	—	2	—	4
Non-operating retirement benefits, net	52	40	100	81
Other income	—	5	1	6
Other expense	(11)	(2)	(15)	(4)
Total other income	43	48	91	92

Interest Charges
Interest on long-term debt	122	120	243	239
Interest expense – related parties	3	3	6	6
Other interest expense	1	2	2	5
Allowance for borrowed funds used during construction	—	—	(1)	(1)
Total interest charges	126	125	250	249

Income Before Income Taxes	156	175	536	525
Income Tax Expense	14	22	53	64

Income From Continuing Operations	142	153	483	461
Income From Discontinued Operations, Net of Tax of $—, $7, $1, and $16	—	18	4	52

Net Income	142	171	487	513
Loss Attributable to Noncontrolling Interests	(6)	(5)	(14)	(12)

Net Income Attributable to CMS Energy	148	176	501	525
Preferred Stock Dividends	3	—	5	—

Net Income Available to Common Stockholders	$145	$176	$496	$525

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2022	2021	2022	2021
Basic Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$0.50	$0.55	$1.70	$1.64
Income from discontinued operations per average common share available to common stockholders	—	0.06	0.01	0.18
Basic earnings per average common share	$0.50	$0.61	$1.71	$1.82

Diluted Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$0.50	$0.55	$1.70	$1.64
Income from discontinued operations per average common share available to common stockholders	—	0.06	0.01	0.18
Diluted earnings per average common share	$0.50	$0.61	$1.71	$1.82
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2022	2021	2022	2021
Net Income	$142	$171	$487	$513

Retirement Benefits Liability
Net gain arising during the period, net of tax of $—, $—, $1, and $—	—	—	2	—
Amortization of net actuarial loss, net of tax of $1 for all periods	1	3	2	4
Amortization of prior service credit, net of tax of $— for all periods	—	(1)	—	(1)

Derivatives
Unrealized gain on derivative instruments, net of tax of $—, $—, $1, and $—	—	—	2	1
Reclassification adjustments included in net income, net of tax of $—, $1, $—, and $1	1	—	1	—

Other Comprehensive Income	2	2	7	4

Comprehensive Income	144	173	494	517
Comprehensive Loss Attributable to Noncontrolling Interests	(6)	(5)	(14)	(12)

Comprehensive Income Attributable to CMS Energy	$150	$178	$508	$529
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2022	2021
Cash Flows from Operating Activities
Net income	$487	$513
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	587	582
Deferred income taxes and investment tax credits	39	75
Gain from sale of EnerBank	(5)	—
Other non‑cash operating activities and reconciling adjustments	(33)	(29)
Net cash used in discontinued operations	—	(23)
Changes in assets and liabilities
Accounts receivable and accrued revenue	(80)	101
Inventories	(179)	36
Accounts payable and accrued rate refunds	53	—
Other current assets and liabilities	117	78
Other non‑current assets and liabilities	73	34
Net cash provided by operating activities	1,059	1,367

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,088)	(878)
Net proceeds from sale of EnerBank	5	—
Net cash provided by discontinued operations	—	90
Cost to retire property and other investing activities	(56)	(63)
Net cash used in investing activities	(1,139)	(851)

Cash Flows from Financing Activities
Retirement of debt	(92)	(18)
Increase in notes payable	45	—
Issuance of common stock	7	20
Payment of dividends on common and preferred stock	(273)	(253)
Proceeds from the sale of membership interest in VIE to tax equity investor	49	—
Net cash used in discontinued operations	—	(138)
Other financing costs	(36)	(20)
Net cash used in financing activities	(300)	(409)

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(380)	107
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	476	185

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$96	$292

Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$162	$138
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2022	December 31 2021
Current Assets
Cash and cash equivalents	$77	$452
Restricted cash and cash equivalents	19	24
Accounts receivable and accrued revenue, less allowance of $24 in 2022 and $20 in 2021	991	931
Accounts receivable – related parties	13	12
Inventories at average cost
Gas in underground storage	606	462
Materials and supplies	184	168
Generating plant fuel stock	55	37
Deferred property taxes	258	356
Regulatory assets	23	46
Prepayments and other current assets	167	139
Total current assets	2,393	2,627

Plant, Property, and Equipment
Plant, property, and equipment, gross	29,426	29,893
Less accumulated depreciation and amortization	8,711	8,502
Plant, property, and equipment, net	20,715	21,391
Construction work in progress	912	961
Total plant, property, and equipment	21,627	22,352

Other Non‑current Assets
Regulatory assets	3,367	2,259
Accounts receivable	29	30
Investments	69	71
Other	1,555	1,414
Total other non‑current assets	5,020	3,774

Total Assets	$29,040	$28,753

LIABILITIES AND EQUITY
In Millions
	June 30 2022	December 31 2021
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$674	$382
Notes payable	45	—
Accounts payable	906	875
Accounts payable – related parties	8	11
Accrued rate refunds	—	12
Accrued interest	107	107
Accrued taxes	392	515
Regulatory liabilities	76	146
Other current liabilities	181	156
Total current liabilities	2,389	2,204

Non‑current Liabilities
Long-term debt	11,667	12,046
Non-current portion of finance leases and other financing	44	46
Regulatory liabilities	3,873	3,802
Postretirement benefits	137	142
Asset retirement obligations	620	628
Deferred investment tax credit	131	112
Deferred income taxes	2,326	2,210
Other non‑current liabilities	382	375
Total non‑current liabilities	19,180	19,361

Commitments and Contingencies (Notes 1, 2, and 13)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 290.2 shares in 2022 and 289.8 shares in 2021	3	3
Other paid-in capital	5,417	5,406
Accumulated other comprehensive loss	(52)	(59)
Retained earnings	1,286	1,057
Total common stockholders’ equity	6,654	6,407
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	6,878	6,631
Noncontrolling interests	593	557
Total equity	7,471	7,188

Total Liabilities and Equity	$29,040	$28,753
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2022	2021	2022	2021
Total Equity at Beginning of Period	$7,405	$6,302	$7,188	$6,077

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	5,406	5,371	5,406	5,365
Common stock issued	11	18	21	33
Common stock repurchased	—	—	(10)	(9)
At end of period	5,417	5,389	5,417	5,389

Accumulated Other Comprehensive Loss
At beginning of period	(54)	(84)	(59)	(86)
Retirement benefits liability
At beginning of period	(53)	(79)	(56)	(80)
Net gain arising during the period	—	—	2	—
Amortization of net actuarial loss	1	3	2	4
Amortization of prior service credit	—	(1)	—	(1)
At end of period	(52)	(77)	(52)	(77)

Derivative instruments
At beginning of period	(1)	(5)	(3)	(6)
Unrealized gain on derivative instruments	—	—	2	1
Reclassification adjustments included in net income	1	—	1	—
At end of period	—	(5)	—	(5)

At end of period	(52)	(82)	(52)	(82)

Retained Earnings
At beginning of period	1,275	437	1,057	214
Net income attributable to CMS Energy	148	176	501	525
Dividends declared on common stock	(134)	(126)	(267)	(252)
Dividends declared on preferred stock	(3)	—	(5)	—
At end of period	1,286	487	1,286	487

Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning and end of period	224	—	224	—

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2022	2021	2022	2021
Noncontrolling Interests
At beginning of period	551	575	557	581
Sale of membership interest in VIE to tax equity investor	49	—	49	—
Contribution from noncontrolling interest	—	—	2	1
Loss attributable to noncontrolling interests	(6)	(5)	(14)	(12)
Distributions and other changes in noncontrolling interests	(1)	(1)	(1)	(1)
At end of period	593	569	593	569

Total Equity at End of Period	$7,471	$6,366	$7,471	$6,366

Dividends declared per common share	$0.4600	$0.4350	$0.9200	$0.8700
Dividends declared per preferred stock Series C depositary share	$0.2625	$—	$0.5250	$—
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2022	2021	2022	2021
Operating Revenue	$1,802	$1,493	$4,085	$3,430

Operating Expenses
Fuel for electric generation	173	87	297	193
Purchased and interchange power	468	383	905	750
Purchased power – related parties	18	17	35	35
Cost of gas sold	213	94	678	372
Maintenance and other operating expenses	370	339	683	631
Depreciation and amortization	233	234	569	563
General taxes	86	82	215	200
Total operating expenses	1,561	1,236	3,382	2,744

Operating Income	241	257	703	686

Other Income (Expense)
Interest income	—	—	1	1
Interest and dividend income – related parties	2	2	3	3
Allowance for equity funds used during construction	1	2	3	3
Non-operating retirement benefits, net	49	38	94	76
Other income	1	5	1	6
Other expense	(11)	(2)	(14)	(4)
Total other income	42	45	88	85

Interest Charges
Interest on long-term debt	75	73	150	146
Interest expense – related parties	3	3	6	6
Other interest expense	—	2	1	4
Allowance for borrowed funds used during construction	—	—	(1)	(1)
Total interest charges	78	78	156	155

Income Before Income Taxes	205	224	635	616
Income Tax Expense	32	34	79	90

Net Income	173	190	556	526
Preferred Stock Dividends	1	1	1	1

Net Income Available to Common Stockholder	$172	$189	$555	$525
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2022	2021	2022	2021
Net Income	$173	$190	$556	$526

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $— for all periods	—	1	1	1

Other Comprehensive Income	—	1	1	1

Comprehensive Income	$173	$191	$557	$527
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2022	2021
Cash Flows from Operating Activities
Net income	$556	$526
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	569	563
Deferred income taxes and investment tax credits	55	89
Other non‑cash operating activities and reconciling adjustments	(33)	(26)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(60)	104
Inventories	(178)	35
Accounts payable and accrued rate refunds	44	—
Other current assets and liabilities	146	76
Other non-current assets and liabilities	60	33
Net cash provided by operating activities	1,159	1,400

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,040)	(873)
Cost to retire property and other investing activities	(54)	(57)
Net cash used in investing activities	(1,094)	(930)

Cash Flows from Financing Activities
Retirement of debt	(14)	(13)
Increase in notes payable	45	—
Decrease in notes payable – related parties	(360)	(307)
Stockholder contribution	685	275
Payment of dividends on common and preferred stock	(434)	(381)
Other financing costs	(5)	(11)
Net cash used in financing activities	(83)	(437)

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(18)	33
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	44	35

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$26	$68

Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$155	$134
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2022	December 31 2021
Current Assets
Cash and cash equivalents	$8	$22
Restricted cash and cash equivalents	18	22
Accounts receivable and accrued revenue, less allowance of $24 in 2022 and $20 in 2021	944	905
Accounts and notes receivable – related parties	9	9
Inventories at average cost
Gas in underground storage	606	462
Materials and supplies	179	163
Generating plant fuel stock	51	33
Deferred property taxes	258	356
Regulatory assets	23	46
Prepayments and other current assets	108	103
Total current assets	2,204	2,121

Plant, Property, and Equipment
Plant, property, and equipment, gross	28,304	28,771
Less accumulated depreciation and amortization	8,561	8,371
Plant, property, and equipment, net	19,743	20,400
Construction work in progress	838	915
Total plant, property, and equipment	20,581	21,315

Other Non-current Assets
Regulatory assets	3,367	2,259
Accounts receivable	35	36
Accounts and notes receivable – related parties	100	102
Other	1,428	1,307
Total other non-current assets	4,930	3,704

Total Assets	$27,715	$27,140

LIABILITIES AND EQUITY
In Millions
	June 30 2022	December 31 2021
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$674	$374
Notes payable	45	—
Notes payable – related parties	32	392
Accounts payable	854	835
Accounts payable – related parties	15	16
Accrued rate refunds	—	12
Accrued interest	75	75
Accrued taxes	427	529
Regulatory liabilities	76	146
Other current liabilities	149	109
Total current liabilities	2,347	2,488

Non-current Liabilities
Long-term debt	7,738	8,050
Non-current portion of finance leases and other financing	44	46
Regulatory liabilities	3,873	3,802
Postretirement benefits	101	104
Asset retirement obligations	596	605
Deferred investment tax credit	131	112
Deferred income taxes	2,470	2,340
Other non-current liabilities	328	314
Total non-current liabilities	15,281	15,373

Commitments and Contingencies (Notes 1 and 2)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	7,284	6,599
Accumulated other comprehensive loss	(31)	(32)
Retained earnings	1,956	1,834
Total common stockholder’s equity	10,050	9,242
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	10,087	9,279

Total Liabilities and Equity	$27,715	$27,140
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2022	2021	2022	2021
Total Equity at Beginning of Period	$9,838	$8,766	$9,279	$8,556

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	7,049	6,174	6,599	6,024
Stockholder contribution	235	125	685	275
At end of period	7,284	6,299	7,284	6,299

Accumulated Other Comprehensive Loss
At beginning of period	(31)	(36)	(32)	(36)
Retirement benefits liability
At beginning of period	(31)	(36)	(32)	(36)
Amortization of net actuarial loss	—	1	1	1
At end of period	(31)	(35)	(31)	(35)
At end of period	(31)	(35)	(31)	(35)

Retained Earnings
At beginning of period	1,942	1,750	1,834	1,690
Net income	173	190	556	526
Dividends declared on common stock	(158)	(104)	(433)	(380)
Dividends declared on preferred stock	(1)	(1)	(1)	(1)
At end of period	1,956	1,835	1,956	1,835

Cumulative Preferred Stock
At beginning and end of period	37	37	37	37

Total Equity at End of Period	$10,087	$8,977	$10,087	$8,977
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
Electric Rate Case Proceedings: In Consumers’ recent electric rate proceedings, the MPSC and the MPSC Staff have recommended that Consumers be disallowed recovery of certain categories of capital expenditures.
In December 2021, the MPSC issued a final order in Consumers’ 2021 general electric rate case, disallowing cost recovery for fleet assets and certain other categories of recently completed capital expenditures incurred by Consumers. As a result, Consumers impaired a portion of these capital expenditures in 2021.
For other categories of capital expenditures, the MPSC ordered Consumers to, and Consumers believes it can, provide additional cost/benefit analysis and other information to support cost recovery. Further, some of these are joint (or common) projects undertaken by both the electric and gas business units. Consumers has incurred $22 million related to these programs as of June 30, 2022 and, for certain ongoing projects, expects to incur additional capital expenditures during 2022 and beyond.
While Consumers has provided the additional analysis and information requested by the MPSC to provide evidence of the prudency of such capital expenditures in its pending electric rate case proceeding, it is reasonably possible that the MPSC will disallow some or all of these capital expenditures. Any material disallowance of incurred capital costs could negatively affect CMS Energy’s and Consumers’ future results of operations. Consumers expects the MPSC to issue a final order in its pending electric rate case by March 2023. Consumers cannot predict the outcome of this proceeding.
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
Energy Waste Reduction Plan Incentive: Consumers filed its 2021 energy waste reduction reconciliation in May 2022, requesting the MPSC’s approval to collect from customers the maximum performance incentive of $46 million for exceeding statutory savings targets in 2021. Consumers recognized incentive revenue under this program of $46 million in 2021.
Costs of Coal-fueled Electric Generating Units to be Retired: In June 2022, the MPSC approved the settlement agreement reached in Consumers’ 2021 IRP, under which Consumers plans to retire the J.H. Campbell coal-fueled generating units in 2025. Under the 2021 IRP, upon the units’ retirement, Consumers will receive regulatory asset treatment to recover their remaining book value, as well as 9.0 percent return on equity, over their original design lives. Until retirement, the book value of the generating units will remain in rate base and receive full regulatory returns in general rate cases.
In June 2022, Consumers removed from total plant, property, and equipment an amount of $1.3 billion, representing the projected remaining book value of the electric generating units upon their retirement, and recorded it as a non-current regulatory asset on its consolidated balance sheets.
Voluntary Radio Tower Asset Sale Gain Share: In May 2022, Consumers completed a sale of various radio tower assets. In June 2022, Consumers filed an application with the MPSC requesting approval to share voluntarily half of the gain from the sale with its electric and gas utility customers. Of the amount to be shared with customers, Consumers proposes to share two-thirds with electric customers through additional spending for tree trimming in 2022 and one-third with gas customers through a donation to nonprofit agencies that provide customer energy bill assistance. As a result, Consumers deferred $7 million of the gain in June 2022, and recorded it as a non-current regulatory liability on its consolidated balance sheets.
Gas Cost Recovery and Power Supply Cost Recovery: Due to rising natural gas prices, Consumers’gas fuel costs for the six months ended June 30, 2022 were higher than those projected in its 2022-2023 GCR plan. As a result, Consumers had recorded a $23 million underrecovery in accounts receivable and accrued revenue on its consolidated balance sheets at June 30, 2022. Consumers expects that higher gas fuel costs will continue into the 2022-2023 GCR plan year. Consequently, in June 2022, Consumers filed with the MPSC a revised GCR plan requesting an increase to the GCR factor and to self-implement that increased factor in October 2022.
The recent spikes in fuel prices also increased the cost of electric generation and resulted in higher market prices for electricity. As a result, Consumers’ power supply costs for the six months ended June 30, 2022 were significantly higher than those projected in the 2022 PSCR plan it submitted to the MPSC in

September 2021. Consequently, Consumers had recorded a $153 million underrecovery in accounts receivable and accrued revenue on its consolidated balance sheets at June 30, 2022. The statutory window to file a revised PSCR plan and self-implement an increased PSCR factor closed in March 2022. Consumers expects to include the 2022 underrecovery in its 2023 PSCR plan to be filed with the MPSC in September 2022.
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
At June 30, 2022, CMS Energy had a recorded liability of $44 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $55 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2022 and in each of the next five years:

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

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $2 million and $4 million. At June 30, 2022, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At June 30, 2022, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
Electric Lineworker Arbitration: In February 2021, the Utility Workers Union of America, AFL-CIO requested that Consumers conduct wage reevaluation of various electric lineworker positions. When the union and Consumers did not reach agreement on the appropriate wage levels, the union initiated arbitration proceedings. Arbitration hearings began in October 2021, but were postponed and resumed in January 2022. In May 2022, Consumers and the union entered into a settlement agreement that resulted in a prospective wage adjustment for certain electric lineworker positions.
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
In order to enforce the contract, Consumers and DTE Electric filed a complaint against TAES and Toshiba Corporation in the U.S. District Court for the Eastern District of Michigan in April 2022. In June 2022, TAES and Toshiba Corporation filed a motion to dismiss the complaint, along with an answer and counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties’ contract. As a co-owner of Ludington, Consumers would be liable for 51 percent of any such damages. Consumers believes the motion to dismiss and counterclaims are without merit, but cannot predict the financial impact or outcome of this matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s and Consumers’ financial condition, results of operations, or liquidity.
J.H. Campbell 3 Plant Retirement Contract Dispute: In May 2022, Consumers filed a complaint against Wolverine Power Supply Cooperative, Inc. in the Ottawa County Circuit Court and requested a ruling that Consumers has sole authority to decide to retire the J.H. Campbell 3 coal-fueled generating unit under the unit’s Joint Ownership and Operating Agreement. In July 2022, Wolverine Power Supply Cooperative, Inc. filed an answer, affirmative defenses, and a counterclaim seeking approximately $37 million in damages allegedly caused by Consumers’ decision to retire the unit before the end of its useful life. In July 2022, Consumers filed a motion for summary disposition, which is scheduled to be heard in August 2022. Consumers believes Wolverine Power Supply Cooperative, Inc.’s claims have no merit, but cannot predict the final impact or outcome on this matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s and Consumers’ financial condition, results of operations, or liquidity.
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
At June 30, 2022, Consumers had a recorded liability of $57 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $60 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2022 and in each of the next five years:

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
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At June 30, 2022, Consumers had a regulatory asset of $107 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At June 30, 2022, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
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
In December 2021, Consumers filed a gas rate case with the MPSC that included a request for recovery of the capital expenditures incurred to restore and modify the compressor station. Consumers incurred capital expenditures of $17 million during 2020 and 2021 to restore and modify the compressor station.
During the six months ended June 30, 2022, Consumers received insurance proceeds of $13 million, representing recovery of costs incurred to restore the compressor station and incremental gas purchases related to the fire. Consumers had recognized the insurance recovery during 2021.
In June 2022, Consumers, the MPSC Staff, and other intervenors reached a settlement of the gas rate case and the MPSC approved it in July 2022. As a part of the settlement agreement, Consumers agreed, at this time, to not seek recovery of the capital expenditures, net of insurance proceeds, related to restoring and modifying the Ray Compressor Station. As a result, Consumers recorded an impairment charge of $10 million within maintenance and other operating expenses on its consolidated statements of income for the three and six months ended June 30, 2022.

Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at June 30, 2022:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from sale of membership interests in VIEs[1]	various	indefinite	$342	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	226	4
Guarantee[3]	July 2011	indefinite	30	—
Consumers
Guarantee[3]	July 2011	indefinite	$30	$—
1These obligations arose from the sale of membership interests in NWO Holdco and Aviator Wind to tax equity investors. CMS Enterprises provided certain indemnity obligations that protect the tax equity investors against losses incurred as a result of breaches of representations and warranties under the associated limited liability company agreements. These obligations are generally capped at an amount equal to the tax equity investor’s capital contributions plus a specified return, less any distributions and tax benefits it receives, in connection with its membership interest. For any indemnity obligations related to Aviator Wind, CMS Enterprises would recover 49 percent of any amounts paid to the tax equity investor from the other owner of Aviator Wind Equity Holdings. Additionally, Aviator Wind holds insurance coverage that would partially protect against losses incurred as a result of certain failures to qualify for production tax credits. For further details on CMS Enterprises’ ownership interest in NWO Holdco and Aviator Wind, see Note 12, Variable Interest Entities.
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
Additionally, in the normal course of business, CMS Energy, Consumers, and certain other subsidiaries of CMS Energy have entered into various agreements containing tax and other indemnity provisions for which they are unable to estimate the maximum potential obligation. At June 30, 2022, the carrying value of these indemnity obligations was $1 million. CMS Energy and Consumers consider the likelihood that they would be required to perform or incur substantial losses related to these indemnities to be remote.
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
3:    Financings and Capitalization
Presented in the following table is a summary of major long-term debt retirements during the six months ended June 30, 2022:

	Principal (In Millions)	Interest Rate	Retirement Date	Maturity Date
CMS Enterprises, including subsidiaries
Term loan facility	$76	variable	June 2022	October 2025
In June 2022, CMS Enterprises sold a Class A membership interest in NWO Holdco to a tax equity investor for $49 million. Proceeds from the sale were used to retire the non-recourse debt held by a subsidiary of CMS Enterprises. For more information, see Note 12, Variable Interest Entities.
New Term Loan Credit Agreement: In July 2022, Consumers entered into a delayed-draw $1.0 billion unsecured term loan credit agreement with an interest rate of SOFR plus 0.650 percent. The proceeds of the loan will be used to fund working capital and for general corporate purposes. The term loan matures in January 2024. Consumers has until November 2022 to draw funds under the facility. At July 28, 2022, Consumers had not drawn on this facility.
Credit Facilities: The following credit facilities with banks were available at June 30, 2022:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2024	$550	$—	$14	$536
September 23, 2022	50	—	50	—
CMS Enterprises, including subsidiaries
September 25, 2025[1]	$37	$—	$37	$—
Consumers[2]
June 5, 2024	$850	$—	$13	$837
November 19, 2023	250	—	61	189
1This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding Aviator Wind Equity Holdings, see Note 12, Variable Interest Entities.
2Obligations under these facilities are secured by first mortgage bonds of Consumers.
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
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2022, there were $45 million of commercial paper notes outstanding under this program at an interest rate of 1.950 percent, recorded as current notes payable on CMS Energy’s and Consumers’ consolidated balance sheets.
In December 2021, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million at an interest rate of the prior month’s average one-month LIBOR minus 0.100 percent. At June 30, 2022, outstanding borrowings under the agreement were $32 million bearing an interest rate of 0.825 percent.
Dividend Restrictions: At June 30, 2022, payment of dividends by CMS Energy on its common stock was limited to $6.6 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at June 30, 2022, Consumers had $1.9 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the six months ended June 30, 2022, Consumers paid $433 million in dividends on its common stock to CMS Energy.
Issuance of Common Stock: Under an existing equity offering program, CMS Energy may sell shares of its common stock having an aggregate sales price of up to $500 million in privately negotiated transactions, in “at the market” offerings, through forward sales transactions, or otherwise.
Presented in the following table are details of CMS Energy’s forward sales contracts under this program at June 30, 2022:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	June 30, 2022
September 15, 2020	December 31, 2022	846,759	$61.04	$57.57
December 22, 2020	December 31, 2023	115,595	61.81	58.72
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

The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net cash settle the contracts as of June 30, 2022, it would have been required to pay $9 million. If CMS Energy had elected to net share settle the contracts as of June 30, 2022, CMS Energy would have been required to deliver 139,666 shares.
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

In Millions
	CMS Energy, including Consumers		Consumers
	June 30 2022	December 31 2021	June 30 2022	December 31 2021
Assets[1]
Restricted cash equivalents	$19	$24	$18	$22
Nonqualified deferred compensation plan assets	23	27	17	21
Derivative instruments	4	2	3	2
Total assets	$46	$53	$38	$45
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$23	$27	$17	$21
Derivative instruments	4	7	—	—
Total liabilities	$27	$34	$17	$21

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
The derivatives classified as Level 2 were interest rate swaps at CMS Energy, which were valued using market-based inputs. CMS Energy used interest rate swaps to manage its interest rate risk on certain long‑term debt obligations.
A subsidiary of CMS Enterprises used floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with future interest payments on certain long‑term variable-rate debt. The interest rate swaps were accounted for as cash flow hedges of the future variability of interest payments on the debt. In June 2022, CMS Enterprises repaid the hedged debt and terminated the related interest rate swaps. As a result, the associated unrecognized losses recorded in other comprehensive income were recognized in interest on long-term debt on CMS Energy’s consolidated statements of income; this amount was immaterial. CMS Enterprises also had other interest rate swaps that economically hedged interest rate risk on debt, but that did not qualify for cash flow hedge accounting. These swaps were also terminated in June 2022; the amounts associated with these swaps were not material for the periods presented.
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

In Millions
	June 30, 2022					December 31, 2021
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$12	$12	$—	$—	$12	$14	$14	$—	$—	$14
Liabilities
Long-term debt[2]	12,332	11,227	1,058	8,539	1,630	12,419	13,800	1,189	10,656	1,955
Long-term payables[3]	9	9	—	—	9	31	32	—	—	32
Consumers
Assets
Long-term receivables[1]	$12	$12	$—	$—	$12	$14	$14	$—	$—	$14
Notes receivable – related party[4]	102	102	—	—	102	104	104	—	—	104
Liabilities
Long-term debt[5]	8,403	7,529	—	5,899	1,630	8,415	9,410	—	7,455	1,955
1Includes current portion of long-term accounts receivable of $8 million at June 30, 2022 and $9 million at December 31, 2021.
2Includes current portion of long-term debt of $665 million at June 30, 2022 and $373 million at December 31, 2021.
3Includes current portion of long-term payables of $1 million at June 30, 2022 and $23 million at December 31, 2021.
4Includes current portion of notes receivable – related party of $7 million at June 30, 2022 and December 31, 2021.
5Includes current portion of long-term debt of $665 million at June 30, 2022 and $365 million at December 31, 2021.

The DB SERP note receivable – related party is Consumers’ portion of a demand note payable issued by CMS Energy to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028.
6:    Retirement Benefits
CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.
In March 2022, CMS Energy and Consumers determined it was probable that 2022 lump-sum payments to participants under DB Pension Plan A would exceed the plan’s service cost and interest cost components of net periodic cost for the year. These lump-sum payments constitute pension plan liability settlements; once it is probable such settlements will meet the service and interest cost threshold, recognition in earnings is required. As a result, in accordance with GAAP, CMS Energy, including Consumers, performed a remeasurement of DB Pension Plan A as of March 31, 2022 and June 30, 2022. For the six months ended June 30, 2022, CMS Energy, including Consumers, recognized a settlement loss of $8 million; of this amount, $8 million was deferred as a regulatory asset. Consumers recognized a settlement loss of $8 million, all of which was deferred as a regulatory asset. CMS Energy and Consumers will amortize the regulatory asset over eight years.
As a result of the remeasurements, the non-current asset for DB Pension Plan A increased by $113 million from December 31, 2021 at CMS Energy, with an offsetting decrease in the associated regulatory asset of $110 million and a $3 million gain to accumulated other comprehensive loss. At Consumers, the non‑current asset increased by $110 million and the associated regulatory asset decreased by $110 million.

Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
June 30	2022	2021	2022	2021	2022	2021	2022	2021
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$11	$13	$23	$27	$5	$5	$9	$9
Interest cost	20	15	38	30	7	5	14	11
Expected return on plan assets	(52)	(52)	(104)	(104)	(29)	(27)	(58)	(54)
Amortization of:
Net loss	10	26	27	51	1	2	1	4
Prior service cost (credit)	1	1	2	2	(14)	(13)	(26)	(26)
Settlement loss	2	2	4	3	—	—	—	—
Net periodic cost (credit)	$(8)	$5	$(10)	$9	$(30)	$(28)	$(60)	$(56)
Consumers
Net periodic cost (credit)
Service cost	$11	$13	$23	$26	$5	$5	$9	$9
Interest cost	20	14	36	28	7	5	14	11
Expected return on plan assets	(50)	(49)	(99)	(98)	(27)	(26)	(54)	(51)
Amortization of:
Net loss	9	24	25	49	—	2	—	4
Prior service cost (credit)	1	1	2	2	(13)	(13)	(25)	(26)
Settlement loss	2	2	4	3	—	—	—	—
Net periodic cost (credit)	$(7)	$5	$(9)	$10	$(28)	$(27)	$(56)	$(53)

7:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Six Months Ended June 30	2022	2021
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.5	5.4
TCJA excess deferred taxes[1]	(7.2)	(5.9)
Production tax credits	(5.1)	(5.1)
Accelerated flow-through of regulatory tax benefits[2]	(4.3)	(3.3)
Other, net	—	0.1
Effective tax rate	9.9%	12.2%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.2	5.2
TCJA excess deferred taxes[1]	(6.0)	(4.9)
Production tax credits	(3.8)	(3.2)
Accelerated flow-through of regulatory tax benefits[2]	(3.6)	(3.0)
Other, net	(0.4)	(0.5)
Effective tax rate	12.4%	14.6%
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

8:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2022	2021	2022	2021
Income available to common stockholders
Income from continuing operations	$142	$153	$483	$461
Less loss attributable to noncontrolling interests	(6)	(5)	(14)	(12)
Less preferred stock dividends	3	—	5	—
Income from continuing operations available to common stockholders – basic and diluted	$145	$158	$492	$473
Average common shares outstanding
Weighted-average shares – basic	289.5	289.0	289.4	288.8
Add dilutive nonvested stock awards	0.4	0.4	0.4	0.5
Add dilutive forward equity sale contracts	0.2	—	0.2	—
Weighted-average shares – diluted	290.1	289.4	290.0	289.3
Income from continuing operations per average common share available to common stockholders
Basic	$0.50	$0.55	$1.70	$1.64
Diluted	0.50	0.55	1.70	1.64
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

9:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended June 30, 2022	Electric Utility	Gas Utility	Enterprises[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,322	$468	$—	$1,790
Other	—	—	52	52
Revenue recognized from contracts with customers	$1,322	$468	$52	$1,842
Leasing income	—	—	66	66
Financing income	2	2	—	4
Consumers alternative-revenue programs	1	7	—	8
Total operating revenue – CMS Energy	$1,325	$477	$118	$1,920
Consumers
Consumers utility revenue
Residential	$597	$309		$906
Commercial	420	99		519
Industrial	207	15		222
Other	98	45		143
Revenue recognized from contracts with customers	$1,322	$468		$1,790
Financing income	2	2		4
Alternative-revenue programs	1	7		8
Total operating revenue – Consumers	$1,325	$477		$1,802
1Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $53 million for the three months ended June 30, 2022.

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

In Millions
Six Months Ended June 30, 2022	Electric Utility	Gas Utility	Enterprises[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$2,560	$1,515	$—	$4,075
Other	—	—	85	85
Revenue recognized from contracts with customers	$2,560	$1,515	$85	$4,160
Leasing income	—	—	124	124
Financing income	5	4	—	9
Consumers alternative-revenue programs	1	—	—	1
Total operating revenue – CMS Energy	$2,566	$1,519	$209	$4,294
Consumers
Consumers utility revenue
Residential	$1,188	$1,049		$2,237
Commercial	804	320		1,124
Industrial	375	43		418
Other	193	103		296
Revenue recognized from contracts with customers	$2,560	$1,515		$4,075
Financing income	5	4		9
Alternative-revenue programs	1	—		1
Total operating revenue – Consumers	$2,566	$1,519		$4,085

1Amounts represent the enterprises segment’s operating revenue from independent power production and its sales of energy commodities. The enterprises segment’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. The enterprises segment’s leasing income included variable lease payments of $97 million for the six months ended June 30, 2022.

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
CMS Energy and Consumers recorded uncollectible accounts expense of $14 million for the three months ended June 30, 2022 and $5 million for the three months ended June 30, 2021. CMS Energy and Consumers recorded uncollectible accounts expense of $18 million for the six months ended June 30, 2022 and $11 million for the six months ended June 30, 2021.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $387 million at June 30, 2022 and $486 million at December 31, 2021.

10:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
	June 30, 2022	December 31, 2021
CMS Energy, including Consumers
Cash and cash equivalents	$77	$452
Restricted cash and cash equivalents	19	24
Cash and cash equivalents, including restricted amounts – CMS Energy	$96	$476
Consumers
Cash and cash equivalents	$8	$22
Restricted cash and cash equivalents	18	22
Cash and cash equivalents, including restricted amounts – Consumers	$26	$44
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
Presented in the following tables is financial information by segment:

In Millions
	Three Months Ended		Six Months Ended
June 30	2022	2021	2022	2021
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,325	$1,160	$2,566	$2,294
Gas utility	477	333	1,519	1,136
Enterprises	118	65	209	141
Total operating revenue – CMS Energy	$1,920	$1,558	$4,294	$3,571
Consumers
Operating revenue
Electric utility	$1,325	$1,160	$2,566	$2,294
Gas utility	477	333	1,519	1,136
Total operating revenue – Consumers	$1,802	$1,493	$4,085	$3,430
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$140	$154	$307	$309
Gas utility	36	36	252	217
Enterprises	7	5	15	19
Other reconciling items	(38)	(19)	(78)	(20)
Total net income available to common stockholders – CMS Energy	$145	$176	$496	$525
Consumers
Net income (loss) available to common stockholder
Electric utility	$140	$154	$307	$309
Gas utility	36	36	252	217
Other reconciling items	(4)	(1)	(4)	(1)
Total net income available to common stockholder – Consumers	$172	$189	$555	$525

In Millions
	June 30, 2022	December 31, 2021
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$17,333	$18,147
Gas utility[1]	10,946	10,601
Enterprises	1,122	1,122
Other reconciling items	25	23
Total plant, property, and equipment, gross – CMS Energy	$29,426	$29,893
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$17,333	$18,147
Gas utility[1]	10,946	10,601
Other reconciling items	25	23
Total plant, property, and equipment, gross – Consumers	$28,304	$28,771
CMS Energy, including Consumers
Total assets
Electric utility[1]	$16,860	$16,493
Gas utility[1]	10,725	10,517
Enterprises	1,387	1,312
Other reconciling items	68	431
Total assets – CMS Energy	$29,040	$28,753
Consumers
Total assets
Electric utility[1]	$16,922	$16,555
Gas utility[1]	10,771	10,564
Other reconciling items	22	21
Total assets – Consumers	$27,715	$27,140
1Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.
12:    Variable Interest Entities
In June 2022, CMS Enterprises sold a Class A membership interest in NWO Holdco to a tax equity investor for $49 million. NWO Holdco owns 100 percent of Northwest Ohio Wind, LLC, a 105‑MW wind generation project in Paulding County, Ohio. CMS Enterprises retained a Class B membership interest in NWO Holdco.
CMS Enterprises has a 51‑percent ownership interest in Aviator Wind Equity Holdings, which holds a Class B membership interest in Aviator Wind, a 525‑MW wind generation project in Coke County, Texas. The Class A membership interest in Aviator Wind is held by a tax equity investor.
Earnings, tax attributes, and cash flows generated by NWO Holdco and Aviator Wind are allocated among and distributed to the membership classes in accordance with the ratios specified in the associated limited liability company agreements; these ratios change over time and are not representative of the ownership interest percentages of each membership class. Since NWO Holdco’s and Aviator Wind’s income and cash flows are not distributed among their investors based on ownership interest percentages,

CMS Enterprises allocates the entities’ income (loss) among the investors by applying the hypothetical liquidation at book value method. This method calculates each investor’s earnings based on a hypothetical liquidation of the entities at the net book value of underlying assets as of the balance sheet date. The liquidation tax gain (loss) is allocated to each investor’s capital account, resulting in income (loss) equal to the period change in the investor’s capital account balance.
NWO Holdco, Aviator Wind Equity Holdings, and Aviator Wind are VIEs. In accordance with the associated limited liability company agreements, the tax equity investors are guaranteed preferred returns from NWO Holdco and Aviator Wind. However, CMS Enterprises manages and controls the operating activities of NWO Holdco and Aviator Wind Equity Holdings (and, thereby, Aviator Wind). As a result, CMS Enterprises is the primary beneficiary, as it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. CMS Enterprises consolidates NWO Holdco, Aviator Wind Equity Holdings, and Aviator Wind and presents the Class A membership interests and 49 percent of the Class B membership interest in Aviator Wind as noncontrolling interests.
Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
	June 30, 2022	December 31, 2021
Current
Cash and cash equivalents	$24	$21
Restricted cash and cash equivalents	—	1
Accounts receivable	10	3
Prepayments and other current assets	3	2
Non-current
Plant, property, and equipment, net	841	856
Total assets[1]	$878	$883
Current
Accounts payable	$18	$17
Other Liabilities	—	2
Non-current
Asset retirement obligations	23	23
Other Liabilities		4
Total liabilities	$41	$46
1Assets may be used only to meet VIEs’ obligations and commitments.
CMS Enterprises is obligated under certain indemnities that protect the tax equity investors against losses incurred as a result of breaches of representations and warranties under the associated limited liability company agreements. For additional details on these indemnity obligations, see Note 2, Contingencies and Commitments—Guarantees.
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
CMS Energy’s investment in these partnerships is included in investments on its consolidated balance sheets in the amount of $69 million at June 30, 2022 and $71 million at December 31, 2021.
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
Under the 2021 IRP, Consumers will retire the J.H. Campbell coal-fueled generating units in 2025. Similar to the D.E. Karn program, Consumers will provide a retention incentive program to ensure necessary staffing at the J.H. Campbell generating complex through retirement. Based on the number of employees expected to participate, the aggregate cost of the program through 2025 is estimated to be $50 million. Additionally, Consumers recognized $4 million related to severance benefits during the six months ended June 30, 2022. This amount was recorded in other liabilities on its consolidated balance sheets at June 30, 2022. The 2021 IRP provides deferred accounting treatment for the retention and severance costs recognized during 2022; deferral of costs beyond 2022 will be addressed in future rate cases.

As of June 30, 2022, the cumulative cost incurred and charged to expense related to the D.E. Karn retention incentive program was $16 million. Additionally, an amount of $4 million has been capitalized as a cost of plant, property, and equipment and an amount of $9 million has been deferred as a regulatory asset. The cumulative cost incurred and deferred as a regulatory asset related to the J.H. Campbell retention incentive program was less than $1 million.
Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
	Six Months Ended
June 30	2022	2021
Retention benefit liability at beginning of period	$14	$11
Costs deferred as a regulatory asset[1]	3	4
Retention benefit liability at the end of the period[2]	$17	$15
1Includes $2 million for the three months ended June 30, 2022 and 2021.
2Includes current portion of other liabilities of $6 million at June 30, 2022 and $5 million at June 30, 2021.
Discontinued Operations: On October 1, 2021, EnerBank was acquired by Regions Bank. CMS Energy received proceeds of over $1 billion from the transaction and recognized a pre-tax gain of $657 million in 2021. In March 2022, CMS Energy received $6 million of additional proceeds as the result of a post-closing adjustment. Net of related transaction costs, CMS Energy recognized a pre-tax gain of $5 million during the six months ended June 30, 2022.
In December 2021, CMS Energy submitted a notice of disagreement to Regions Bank relating to a $36 million negative post-closing purchase price adjustment that it believed was inconsistent with the merger agreement. In accordance with the merger agreement, the disputed adjustment was submitted to a mutually agreed upon independent accounting firm for final determination. In June 2022, the accounting firm rendered a determination on the disputed items entirely in favor of CMS Energy. As a result, no further adjustment was required in 2022.
EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the three and six months ended

June 30, 2021. The table below presents the financial results of EnerBank included in income from discontinued operations:

In Millions
	Three Months Ended		Six Months Ended
June 30	2022	2021	2022	2021
Operating revenue	$—	$69	$—	$139
Expenses
Operating expenses	—	28	—	43
Interest expense	—	11	—	23
Income before income taxes	$—	$30	$—	$73
Gain on sale[1]	—	(5)	5	(5)
Income from discontinued operations before income taxes	$—	$25	$5	$68
Income tax expense	—	7	1	16
Income from discontinued operations, net of tax	$—	$18	$4	$52
1Amounts in 2021 represent transaction costs.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended June 30, 2022:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2022 to April 30, 2022	225	$71.10	—	—
May 1, 2022 to May 31, 2022	—	—	—	—
June 1, 2022 to June 30, 2022	276	61.93	—	—
Total	501	$66.05	—	—
1All of the common shares were repurchased to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the Performance Incentive Stock Plan. The value of shares repurchased is based on the market price on the vesting date.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation
On July 22, 2022, Consumers entered into an unsecured $1,000,000,000 Term Loan Credit Agreement (the “Agreement”) among Consumers, as borrower, the lenders listed therein (the “Lenders”), U.S. Bank National Association, as Agent for the Lenders and as a Lender, and the other financial institutions listed therein.
The Agreement expires on January 22, 2024. Consumers may borrow up to the full amount of the Agreement in up to three borrowings, which may be made, at Consumers’ option, at any time before November 30, 2022. Upon the earlier to occur of the third borrowing under the Agreement or November 30, 2022, any unused commitments of the Lenders to make loans under the Agreement shall terminate. Any borrowings under the Agreement will be used to fund working capital and for general corporate purposes.
Loans under the Agreement may be, at Consumers’ option, in the form of a Term SOFR Loan or Floating Rate Loan. Term SOFR Loans bear interest at an adjusted term SOFR (calculated based on one, three, or six-month term SOFR as of a specified date), plus a spread of 0.65% (the “Applicable Margin”). Floating

Rate Loans bear interest at an interest rate per annum equal to the Alternate Base Rate plus 0%. The Alternate Base Rate is a rate equal to the greatest of: (a) the Federal Funds Effective Rate, in effect on such day, plus 0.50%; (b) the Federal Funds Effective Rate, in effect on such day plus the Federal Funds Effective Rate Adjustment; and (c) the Term SOFR for a one‑month Interest Period, on such day (or if such day is not a Business Day or if the Term SOFR for such Business Day is not published due to a holiday or other circumstance that the Agent deems in its sole discretion to be temporary, the immediately preceding Business Day) plus 1.0%.
The Agreement contains customary covenants for facilities of this type, restricting, subject to certain exceptions, Consumers and its subsidiaries from, among other things:
•incurring additional liens;
•entering into mergers and consolidations; and
•selling more than 25% of its assets.
In addition, the Agreement requires that Consumers maintain a ratio of Total Consolidated Debt to Total Consolidated Capitalization of not greater than 0.65 to 1.0 and observe certain customary reporting requirements and other affirmative covenants, consistent with its current revolving credit facilities.
The Agreement also contains customary events of default for facilities of this type, the occurrence of which would allow the Lenders to accelerate all outstanding loans and terminate their commitments, including certain changes in control of Consumers that are not permitted transactions under the Agreement and cross-default provisions in the event Consumers or any of its subsidiaries defaults on indebtedness in a principal amount in excess of $75 million or receives judgments for the payment of money in excess of $75 million that are not discharged within 30 days.
Each of the Lenders have provided banking and underwriting services to Consumers.
The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by the provisions of the Agreement, which is attached hereto as Exhibit 10.1 and incorporated by reference herein. Additionally, capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Agreement.

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

Exhibits		Description
10.1	—	$1 billion unsecured Term Loan Credit Agreement dated as of July 22, 2022 among Consumers, the Banks defined therein, and U.S. Bank National Association, as Agent
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase
104	—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION

Dated: July 28, 2022	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: July 28, 2022	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer