Form 10-Q
period 2022-09-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2022-10-27
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 10, 2022:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	290,251,602
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Report on Form 10-Q to the Securities and Exchange Commission for the Quarterly Period Ended September 30, 2022

Glossary
Certain terms used in the text and financial statements are defined below.

2016 Energy Law
Michigan’s Public Acts 341 and 342 of 2016

2021 Form 10‑K
Each of CMS Energy’s and Consumers’ Annual Report on Form 10‑K for the year ended December 31, 2021

ABATE
Association of Businesses Advocating Tariff Equity

ARO
Asset retirement obligation

Aviator Wind
Aviator Wind, LLC, a VIE in which Aviator Wind Equity Holdings holds a Class B membership interest

Aviator Wind Equity Holdings
Aviator Wind Equity Holdings, LLC, a VIE in which Grand River Wind, LLC, a wholly owned subsidiary of NorthStar Clean Energy, has a 51‑percent interest

Bay Harbor
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
Federal Water Pollution Control Act of 1972, as amended

CMS Energy
CMS Energy Corporation and its consolidated subsidiaries, unless otherwise noted; the parent of Consumers, NorthStar Clean Energy, and, until October 1, 2021, EnerBank

CMS ERM
CMS Energy Resource Management Company, a wholly owned subsidiary of NorthStar Clean Energy

CMS Generation Michigan Power
CMS Generation Michigan Power L.L.C., a wholly owned subsidiary of HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of NorthStar Clean Energy

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
Craven County Wood Energy Limited Partnership, a VIE in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of NorthStar Clean Energy, has a 50-percent interest

CSAPR
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
Defined benefit pension plans of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries

DB SERP
Defined Benefit Supplemental Executive Retirement Plan

DIG
Dearborn Industrial Generation, L.L.C., a wholly owned subsidiary of Dearborn Industrial Energy, L.L.C., a wholly owned subsidiary of NorthStar Clean Energy

DTE Electric
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

FTR
Financial transmission right

GAAP
U.S. Generally Accepted Accounting Principles

GCR
Gas cost recovery

Genesee
Genesee Power Station Limited Partnership, a VIE in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of NorthStar Clean Energy, has a 50-percent interest

Grayling
Grayling Generating Station Limited Partnership, a VIE in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of NorthStar Clean Energy, has a 50-percent interest

IRP
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
Michigan Public Service Commission

MW
Megawatt, a unit of power equal to one million watts

NAAQS
National Ambient Air Quality Standards

NorthStar Clean Energy
NorthStar Clean Energy Company, a wholly owned subsidiary of CMS Energy, formerly known as CMS Enterprises Company

NPDES
National Pollutant Discharge Elimination System, a permit system for regulating point sources of pollution under the Clean Water Act

NREPA
Part 201 of Michigan’s Natural Resources and Environmental Protection Act of 1994, as amended

NWO Holdco
NWO Holdco, L.L.C., a VIE in which NWO Holdco I, LLC, a wholly owned subsidiary of Grand River Wind, LLC, a wholly owned subsidiary of NorthStar Clean Energy, holds a Class B membership interest

OPEB
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
Toshiba America Energy Systems Corporation, a non-affiliated company

TCJA
Tax Cuts and Jobs Act of 2017

T.E.S. Filer City
T.E.S. Filer City Station Limited Partnership, a VIE in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of NorthStar Clean Energy, has a 50-percent interest

VIE
Variable interest entity

Filing Format
This combined Form 10-Q is separately filed by CMS Energy and Consumers. Information in this combined Form 10-Q relating to each individual registrant is filed by such registrant on its own behalf. Consumers makes no representation regarding information relating to any other companies affiliated with CMS Energy other than its own subsidiaries.
CMS Energy is the parent holding company of several subsidiaries, including Consumers and NorthStar Clean Energy (formerly known as CMS Enterprises Company). None of CMS Energy, NorthStar Clean Energy, nor any of CMS Energy’s other subsidiaries (other than Consumers) has any obligation in respect of Consumers’ debt securities or preferred stock and holders of such securities should not consider the financial resources or results of operations of CMS Energy, NorthStar Clean Energy, nor any of CMS Energy’s other subsidiaries (other than Consumers and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers’ debt securities or preferred stock. Similarly, neither Consumers nor any other subsidiary of CMS Energy has any obligation in respect of securities of CMS Energy.
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
Forward-Looking Statements and Information
This Form 10-Q and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:
•the impact and effect of recent events, such as the war in Ukraine, the COVID-19 pandemic, and the responses to these events, and related economic disruptions including, but not limited to, labor shortages, inflation, and supply chain disruptions, all of which could impact CMS Energy’s and Consumers’ workforce, operations, revenues, expenses, uncollectible accounts, energy efficiency programs, postretirement benefits funding, PSCR and GCR costs, capital investment programs, cash flows, liquidity, maintenance of existing assets, and other operating expenses

•the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures
•potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities
•changes in the performance of or regulations applicable to MISO, Michigan Electric Transmission Company, LLC (a non‑affiliated company), pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, the Public Utility Regulatory Policies Act of 1978, infrastructure integrity or security, cybersecurity, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather conditions; natural disasters; catastrophic weather-related damage; scheduled or unscheduled equipment outages; maintenance or repairs; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; and changes in trade policies or regulations
•the ability of CMS Energy and Consumers to execute cost-reduction strategies
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before agencies such as EGLE, the EPA, FERC, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ routine maintenance, repair, and replacement classification under New Source Review, a construction-permitting program under the Clean Air Act
•changes in energy markets, including availability and price of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates
•the potential effects on the credit and capital markets of the future transition from LIBOR to an alternative reference interest rate, including SOFR, which may perform differently than LIBOR and could result in increased interest rate expense

•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, increased use of self-generation including distributed generation, or energy waste reduction and storage
•increased renewable energy demand due to customers seeking to meet their own sustainability goals
•the reputational or other impact on CMS Energy and Consumers of the failure to achieve ambitions related to reducing their impact on climate change
•adverse consequences of employee, director, or third-party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the implementation of the 2021 IRP, including any action by a regulatory authority or other third party to prohibit, delay, or impair the implementation of the 2021 IRP
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, and government approvals
•potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, operations, or backup systems due to accidents, explosions, physical disasters, global pandemics, cyber incidents, civil unrest, vandalism, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events

•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions
•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyberattack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on information technology backup or disaster recovery systems
•technological developments in energy production, storage, delivery, usage, and metering
•the ability to implement technology successfully
•the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections
•adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions
•the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements
•the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, and other events
•restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances
•earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts
•changes in financial or regulatory accounting principles or policies (e.g., the adoption of the hypothetical liquidation at book value method of accounting for certain non-regulated renewable energy projects)
•other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents
All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Part I—Item 1. Financial Statements—MD&A—Outlook and Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments; and Part I—Item 1A. Risk Factors in the 2021 Form 10-K.

(This page intentionally left blank)

Part I—Financial Information
Item 1.    Financial Statements

CMS Energy Corporation
Consumers Energy Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations
This MD&A is a combined report of CMS Energy and Consumers.
Executive Overview
CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and NorthStar Clean Energy (formerly known as CMS Enterprises Company), primarily a domestic independent power producer and marketer. Consumers’ electric utility operations include the generation, purchase, distribution, and sale of electricity, and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas. Consumers’ customer base consists of a mix of primarily residential, commercial, and diversified industrial customers. NorthStar Clean Energy, through its subsidiaries and equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production. CMS Energy was also the parent holding company of EnerBank, an industrial bank located in Utah, until October 1, 2021 when EnerBank was acquired by Regions Bank.
CMS Energy and Consumers manage their businesses by the nature of services each provides. CMS Energy operates principally in three business segments: electric utility; gas utility; and NorthStar Clean Energy, its non‑utility operations and investments. Consumers operates principally in two business segments: electric utility and gas utility. CMS Energy’s and Consumers’ businesses are affected primarily by:
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
Net-zero carbon emissions from electric business by 2040: This goal includes not only emissions from Consumers’ owned generation, but also emissions from the generation of power purchased through long-term PPAs and from the MISO energy market. Consumers expects to meet 90 percent of its customers’ needs with clean energy sources by 2040 through execution of its Clean Energy Plan. New technologies and carbon offset measures including, but not limited to, carbon sequestration, methane emission capture, forest preservation, and reforestation may be used to close the gap to achieving net-zero carbon emissions.
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
For the nine months ended September 30, 2022, CMS Energy’s net income available to common stockholders was $659 million, and diluted EPS were $2.27. This compares with net income available to common stockholders of $711 million and diluted EPS of $2.46 for the nine months ended September 30, 2021. In 2022, higher gas sales due primarily to favorable weather were more than offset by the absence of 2021 earnings from discontinued operations and by higher maintenance and other operating expenses. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Over the next five years, Consumers expects weather-normalized electric and gas deliveries to remain stable relative to 2021. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in electric and gas demand.

Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service and positively impacting the triple bottom line of people, planet, and profit. During 2022, CMS Energy and Consumers:
•committed to power over 1,200 Michigan public buildings with 100‑percent clean energy
•reached an agreement with General Motors Company, a non-affiliated company, to power all of its auto plants within Consumers’ electric service territory with 100‑percent clean energy
•announced the “Clean Air” program for residential and business customers who want to offset carbon emissions from their natural gas use and help protect the planet’s atmosphere
•installed five new units at the Freedom Compressor Station, continuing progress toward achieving Consumers’ Natural Gas Delivery Plan, making its gas system even more safe, reliable, affordable, and clean
•participated in the state’s economic development efforts that resulted in Gotion, Inc., a non-affiliated global battery components producer, committing to construct a manufacturing facility in Big Rapids, Michigan
•received recognition as #1 utility company in the U.S. for America’s Best Employers for Women and America’s Best Employers for Diversity by Forbes®
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
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

The 2021 IRP will potentially add nearly $1.0 billion of capital expenditures to the $14.3 billion that Consumers already expects to make from 2022 through 2026, which are presented in the following illustration:

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
2022 Electric Rate Case: In April 2022, Consumers filed an application with the MPSC seeking a rate increase of $272 million, made up of two components. First, Consumers requested a $266 million annual rate increase, based on a 10.25‑percent authorized return on equity for the projected twelve-month period ending December 31, 2023. The filing requested authority to recover future investments associated with distribution system reliability, solar generation, environmental compliance, and enhanced technology. Second, Consumers requested approval of a surcharge for the recovery of $6 million of distribution investments made in 2021 that exceeded what was authorized in rates in accordance with the December 2020 electric rate order. In September 2022, Consumers revised its requested increase to $292 million.
2021 Gas Rate Case: In December 2021, Consumers filed an application with the MPSC seeking an annual rate increase of $278 million, based on a 10.5-percent authorized return on equity and a projected twelve-month period ending September 30, 2023. In July 2022, the MPSC approved a settlement agreement authorizing an annual rate increase of $170 million, based on a 9.9-percent authorized return on equity, effective October 1, 2022. The MPSC also approved the continuation of a revenue decoupling mechanism, which annually reconciles Consumers’ actual weather-normalized non-fuel revenues with the revenues approved.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Nine Months Ended
September 30	2022	2021	Change	2022	2021	Change
Net Income Available to Common Stockholders	$163	$186	$(23)	$659	$711	$(52)
Basic Earnings Per Average Common Share	$0.56	$0.64	$(0.08)	$2.27	$2.46	$(0.19)
Diluted Earnings Per Average Common Share	$0.56	$0.64	$(0.08)	$2.27	$2.46	$(0.19)

In Millions
	Three Months Ended			Nine Months Ended
September 30	2022	2021	Change	2022	2021	Change
Electric utility	$194	$195	$(1)	$501	$504	$(3)
Gas utility	(13)	(9)	(4)	239	208	31
NorthStar Clean Energy	11	7	4	26	26	—
Corporate interest and other	(29)	(37)	8	(111)	(109)	(2)
Discontinued operations	—	30	(30)	4	82	(78)
Net Income Available to Common Stockholders	$163	$186	$(23)	$659	$711	$(52)

Presented in the following table is a summary of after-tax changes to net income available to common stockholders for the three and nine months ended September 30, 2022 versus 2021:

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2021		$186		$711
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$(19)		$(14)
Gas sales	3		61
Electric rate increase	4		13
Lower non-operating retirement benefits expenses	10		23
Lower income tax expense	3		20
Gain on sale of radio tower assets, net of voluntary gain sharing[1]	—		5
Lower (higher) maintenance and other operating expenses	3		(28)
Higher property taxes, reflecting higher capital spending	(5)		(14)
Voluntary separation plan expenses	—		(8)
Ray Compressor Station impairment[2]	—		(7)
Higher interest charges	(4)		(6)
Other	—		(17)
		$(5)		$28
NorthStar Clean Energy		4		—
Corporate interest and other		8		(2)
Discontinued operations		(30)		(78)
September 30, 2022		$163		$659
1See Note 1, Regulatory Matters.
2See Note 2, Contingencies and Commitments.

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three and nine months ended September 30, 2022 versus 2021 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2021		$195		$504
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$6		$18
Lower revenue due primarily to weather and sales mix	(21)		(6)
Lower other revenues	(4)		(18)
		$(19)		$(6)
Maintenance and other operating expenses
Lower service restoration costs	36		28
Gain on sale of radio tower assets, net of voluntary gain sharing[2]	—		5
Higher forestry costs	(5)		(11)
Higher distribution, transmission, and generation expenses	(1)		(8)
Higher uncollectible accounts expense	(4)		(7)
Higher demand response costs	(1)		(6)
Voluntary separation plan expenses	—		(6)
Higher maintenance and other operating expenses	(24)		(17)
		1		(22)
Depreciation and amortization
Lower expense from depreciation rate case settlement, offset by higher capital spending		12		20
General taxes
Higher property taxes, reflecting higher capital spending, and other		(5)		(11)
Other income, net of expenses
Lower non-operating retirement benefits expenses	9		21
Lower other income, net of expenses	(1)		(10)
		8		11
Interest charges		(3)		(3)
Income taxes		5		8
September 30, 2022		$194		$501
1For the three months ended September 30, deliveries to end-use customers were 10.2 billion kWh in 2022 and 10.1 billion kWh in 2021. For the nine months ended September 30, deliveries to end-use customers were 28.5 billion kWh in 2022 and 27.5 billion kWh in 2021.
2See Note 1, Regulatory Matters.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three and nine months ended September 30, 2022 versus 2021 (amounts are presented pre-tax, with the exception of income tax changes):

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2021		$(9)		$208
Reasons for the change
Gas deliveries[1] and rate increases
Higher revenue due primarily to favorable weather and sales mix	$4		$83
Higher other revenues	3		1
		$7		$84
Maintenance and other operating expenses
Gain on sale of radio tower assets, net of voluntary gain sharing[2]	—		2
Ray Compressor Station impairment[3]	—		(10)
Higher uncollectible accounts expense	(3)		(6)
Lower (higher) distribution, transmission, and compression expenses	3		(5)
Voluntary separation plan expenses	—		(4)
Higher maintenance and other operating expenses	(4)		(10)
		(4)		(33)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(3)		(17)
General taxes
Higher property taxes, reflecting higher capital spending		(3)		(12)
Other income, net of expenses
Lower non-operating retirement benefits expenses	5		11
Lower other income, net of expenses	(1)		(5)
		4		6
Interest charges		(3)		(5)
Income taxes
Lower (higher) income tax expense due primarily to accelerated amortization of excess deferred income taxes[4]	(1)		8
Lower (higher) income tax expense due primarily to acceleration of tax benefits associated with cost of removal[4]	(1)		6
Higher gas utility pre-tax earnings	—		(6)
		(2)		8
September 30, 2022		$(13)		$239
1For the three months ended September 30, deliveries to end-use customers were 31 bcf in 2022 and 26 bcf in 2021. For the nine months ended September 30, deliveries to end-use customers were 222 bcf in 2022 and 195 bcf in 2021.
2See Note 1, Regulatory Matters.

3See Note 2, Contingencies and Commitments.
4See Note 8, Income Taxes.
NorthStar Clean Energy Results of Operations
Presented in the following table are the detailed after-tax changes to NorthStar Clean Energy’s net income available to common stockholders for the three and nine months ended September 30, 2022 versus 2021:

In Millions
	Three Months Ended	Nine Months Ended
September 30, 2021	$7	$26
Reason for the change
Higher earnings from renewable wind projects	$2	$6
Higher (lower) earnings at DIG and equity method investees	2	(6)
September 30, 2022	$11	$26
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed after-tax changes to corporate interest and other results for the three and nine months ended September 30, 2022 versus 2021:

In Millions
	Three Months Ended	Nine Months Ended
September 30, 2021	$(37)	$(109)
Reasons for the change
Preferred stock dividends	$1	$(4)
Consolidated tax adjustment	6	(1)
Other	1	3
September 30, 2022	$(29)	$(111)

Results of Discontinued Operations
In October 2021, EnerBank was acquired by Regions Bank. As a result, EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the three and nine months ended September 30, 2021. For additional details see, Note 14, Exit Activities and Discontinued Operations.
Presented in the following table are the detailed after-tax changes to discontinued operations for the three and nine months ended September 30, 2022 versus 2021:

In Millions
	Three Months Ended	Nine Months Ended
September 30, 2021	$30	$82
Reason for the change
Additional EnerBank sale proceeds, net of tax and transaction costs	$—	$4
Absence of 2021 earnings from discontinued operations	(30)	(82)
September 30, 2022	$—	$4

Cash Position, Investing, and Financing
At September 30, 2022, CMS Energy had $195 million of consolidated cash and cash equivalents, which included $27 million of restricted cash and cash equivalents. At September 30, 2022, Consumers had $110 million of consolidated cash and cash equivalents, which included $27 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the nine months ended September 30, 2022 versus 2021:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2021	$1,483
Reasons for the change
Lower net income	$(46)
Non‑cash transactions[1]	(43)
Gain from post-closing adjustment to 2021 sale of EnerBank[2]	(5)
Absence of cash used in discontinued operations in 2021[2]	111
Unfavorable impact of changes in core working capital,[3] due primarily to gas purchased at higher prices and underrecovery of power supply costs[4]	(897)
Favorable impact of changes in other assets and liabilities, due primarily to higher energy waste reduction collections and lower deposits for electric margins	64
Nine Months Ended September 30, 2022	$667
Consumers
Nine Months Ended September 30, 2021	$1,583
Reasons for the change
Higher net income	$33
Non‑cash transactions[1]	(44)
Unfavorable impact of changes in core working capital,[3] due primarily to gas purchased at higher prices and underrecovery of power supply costs[4]	(891)
Favorable impact of changes in other assets and liabilities, due primarily to higher energy waste reduction collections and lower deposits for electric margins	80
Nine Months Ended September 30, 2022	$761
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, and other non‑cash operating activities and reconciling adjustments.
2For information regarding the sale of EnerBank, see Note 14, Exit Activities and Discontinued Operations.
3Core working capital comprises accounts receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.
4For information regarding the underrecovery of power supply costs, see Note 1, Regulatory Matters.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the nine months ended September 30, 2022 versus 2021:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2021	$(1,460)
Reasons for the change
Higher capital expenditures	$(296)
Additional proceeds from post-closing adjustment related to 2021 sale of EnerBank and the absence of associated transaction costs in 2021[1]	13
Absence of cash provided by discontinued operations in 2021[1]	(78)
Other investing activities, primarily higher proceeds from the sale of assets, offset partially by higher costs to retire property	13
Nine Months Ended September 30, 2022	$(1,808)
Consumers
Nine Months Ended September 30, 2021	$(1,519)
Reasons for the change
Higher capital expenditures	$(209)
Other investing activities, primarily higher proceeds from the sale of assets, offset partially by higher costs to retire property	13
Nine Months Ended September 30, 2022	$(1,715)
1For information regarding the sale of EnerBank, see Note 14, Exit Activities and Discontinued Operations.

Financing Activities
Presented in the following table are specific components of net cash provided by (used in) financing activities for the nine months ended September 30, 2022 versus 2021:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2021	$28
Reasons for the change
Higher debt issuances	$1,049
Higher debt retirements	(74)
Lower issuances of common stock	(13)
Issuance of preferred stock in 2021	(224)
Higher payments of dividends on common and preferred stock	(30)
Proceeds from the sale of membership interest in VIE to tax equity investor[1]	49
Absence of cash used in discontinued operations in 2021[2]	84
Other financing activities, primarily the payment of a long-term contract liability, offset partially by the collection of customer advances for construction	(9)
Nine Months Ended September 30, 2022	$860
Consumers
Nine Months Ended September 30, 2021	$(44)
Reasons for the change
Higher debt issuances	$1,049
Higher debt retirements	(1)
Higher repayments of borrowings from CMS Energy	(85)
Higher stockholder contribution from CMS Energy	110
Higher payments of dividends on common stock	(23)
Other financing activities, primarily the collection of customer advances for construction	14
Nine Months Ended September 30, 2022	$1,020
1For information regarding the sale of a membership interest to a tax equity investor, see Note 13, Variable Interest Entities.
2For information regarding the sale of EnerBank, see Note 14, Exit Activities and Discontinued Operations.

Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Dividend Restrictions. During the nine months ended September 30, 2022, Consumers paid $593 million in dividends on its common stock to CMS Energy.
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
CMS Energy has entered into forward sales transactions under this program, which allow CMS Energy to either physically settle the contracts by issuing shares of its common stock at the then-applicable forward sale price specified by the agreement or net settle the contracts through the delivery or receipt of cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock. As of September 30, 2022, these contracts have an aggregate sales price of $493 million, maturing through February 26, 2024. For more information on these forward sale contracts, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Issuance of Common Stock.
At September 30, 2022, CMS Energy had $536 million of its revolving credit facility available and Consumers had $1.0 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2022, there were no commercial paper notes outstanding under this program.

In July 2022, Consumers entered into a delayed-draw $1.0 billion unsecured term loan credit agreement with an interest rate of SOFR plus 0.650 percent. At September 30, 2022, there was $550 million outstanding under the term loan credit facility. Consumers may draw on the remaining capacity under the term loan credit agreement before November 30, 2022. The proceeds of the loan will be used to fund working capital and for general corporate purposes. The term loan matures in January 2024.
For additional details on CMS Energy’s and Consumers’ revolving credit facilities, the commercial paper program, and the term loan, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.
Certain of CMS Energy’s and Consumers’ credit agreements contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At September 30, 2022, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements. CMS Energy and Consumers were each in compliance with these covenants as of September 30, 2022, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to Capital[1]	< 0.70 to 1.0	0.57 to 1.0
Consumers
Debt to Capital[2]	< 0.65 to 1.0	0.49 to 1.0
1Applies to CMS Energy’s revolving credit agreement and letter of credit reimbursement agreement.
2Applies to Consumers’ revolving credit agreements and term loan.
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

Under its 2021 IRP, Consumers will eliminate the use of coal-fueled generation in 2025 and expects to meet 90 percent of its customers’ needs with clean energy sources by 2040. Specifically, the 2021 IRP provides for:
•the retirement of the D.E. Karn coal-fueled generating units, totaling 515 MW of nameplate capacity, in 2023
•the retirement of the J.H. Campbell coal-fueled generating units, totaling 1,407 MW of nameplate capacity, in 2025
•the retirement of the D.E. Karn oil and gas-fueled generating units, totaling 1,219 MW of nameplate capacity, in 2031, the units’ original retirement date
The MPSC has authorized Consumers to issue securitization bonds to finance the recovery of and return on the D.E. Karn coal-fueled generating units. Under the 2021 IRP, Consumers will receive regulatory asset treatment to recover the remaining book value of the J.H. Campbell coal-fueled generating units, as well as a 9.0‑percent return on equity, commencing in 2025.
Under the 2021 IRP, Consumers will bridge the transition away from coal generation with:
•the purchase of the New Covert Generating Facility, a natural gas-fueled generating unit with 1,176 MW of nameplate capacity in Van Buren County, Michigan, for $815 million, subject to certain adjustments, in 2023; the purchase is subject to FERC approval
•a one-time competitive solicitation to acquire approximately 700 MW of capacity through PPAs from sources in Michigan’s Lower Peninsula beginning in 2025; of this amount, 500 MW would be from dispatchable sources
These actions are expected to allow Consumers to continue providing controllable sources of electricity to customers while expanding its investment in renewable energy. The 2021 IRP forecasts renewable energy capacity levels of 30 percent in 2025, 43 percent in 2030, and 61 percent in 2040, including the addition of nearly 8,000 MW of solar generation. Additionally, the 2021 IRP will accelerate Consumers’ deployment of battery storage from 2030 to 2024, with 75 MW of energy storage by 2027 and an additional 475 MW by 2040.
Under its 2021 IRP, Consumers will continue to bid new capacity competitively and will own and operate approximately 50 percent of new capacity, with the remainder being built and owned by third parties. Additionally, Consumers will continue to earn a return equal to its weighted-average cost of capital on payments made under new competitively bid PPAs approved by the MPSC.

As a result of requests for proposals, Consumers has entered into PPAs to purchase renewable capacity, energy, and RECs from solar generating facilities and build transfer agreements to purchase solar generating facilities, as presented in the following table:

Type of Agreement	Capacity (MW)	Location of Facility	Targeted Commercial Operation[1]	Date of Agreement	Date of MPSC Approval
2019 request
PPA (25 years)	140	Calhoun County, Michigan	2022	December 2020	April 2021
Build transfer agreement	150	Southeastern Michigan	2024	January 2021	April 2021
PPA (20 years)	10	Ingham County, Michigan	2023	May 2022	October 2022

2020 request
PPA (20 years)	30	Manistee, Michigan	2022	May 2021	September 2021
PPA (25 years)[2]	100	Calhoun County, Michigan	2023	October 2021	November 2021
PPA (20 years)[2]	125	Jackson County, Michigan	2025	October 2021	November 2021
Build transfer agreement	150	Southeastern Michigan	2024	October 2021	November 2021

2021 request
PPA (25 years)[3]	150	Hillsdale County, Michigan	2024	March 2022	October 2022
1    For build transfer agreements, represents the date Consumers expects to take full ownership and begin commercial operation.
2    This agreement provides Consumers the option to purchase the associated solar generating facility after ten years.
3    This agreement provides Consumers a right of first refusal option to purchase the associated solar generating facility.
As a result of the 2021 request for proposals, Consumers had entered into a PPA to purchase renewable capacity, energy, and RECs from a 150-MW solar generating facility to be constructed in Genesee and Saginaw Counties. However, in October 2022, the PPA was terminated because the developer of the facility was unable to obtain the appropriate land use permits.
The 2021 request for proposals also resulted in the selection of a solar generation project that Consumers will develop and construct in Muskegon, Michigan, with capacity of up to 250 MW. The facility is expected to be operational in 2025.
In support of its 2021 IRP, Consumers issued a request for proposals in September 2022 to acquire approximately 700 MW of capacity through PPAs from sources in Michigan’s Lower Peninsula beginning in 2025. Specifically, Consumers solicited offers to acquire 500 MW of capacity from dispatchable sources and 200 MW of capacity from intermittent resources and dispatchable, non-intermittent clean capacity resources (including battery storage resources).

In March 2022, the U.S. Department of Commerce announced it is opening inquiries into whether manufacturers of solar modules that are produced in certain countries using supplies obtained from China are circumventing antidumping and countervailing duties which apply to Chinese modules. The U.S. Department of Commerce’s inquiry process is expected to last until at least early 2023. In June 2022, the Biden Administration paused the imposition of duties that might result from the U.S. Department of Commerce’s pending inquiries. In addition, the Uyghur Forced Labor Prevention Act, which was enacted in December 2021 and became effective in June 2022, along with an earlier withhold release order that U.S. Customs and Border Protection issued in mid-2021, restrict the importation of goods sourced from the Xinjiang region of China. Solar modules whose raw materials come from the Xinjiang region are a key focus of these import laws. Consumers continues to closely monitor these matters and their potential impacts on availability of solar modules and timing associated with pending and planned solar projects.
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
•Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, electric vehicle adoption, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At September 30, 2022, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.9 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program.
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
In 2020, ABATE and another intervenor filed a complaint against the MPSC in the U.S. District Court for the Eastern District of Michigan challenging the constitutionality of a local clearing requirement. The complaint requests the federal court to issue a permanent injunction prohibiting the MPSC from implementing a local clearing requirement on individual electric providers. Consumers filed a motion to intervene and defend the local clearing requirement in that federal litigation; this motion was granted in January 2021 and the complaint is pending decision by the court after a non-jury trial.
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.
MPSC Reliability Report and Audit: In October 2022, the MPSC ordered the state’s two largest electric utilities, including Consumers, to report on their compliance with regulations and past MPSC orders governing the utilities’ response to outages and downed lines. Also, the MPSC Staff was directed to engage a third-party auditor to review all equipment and operations of the two utilities’ distribution systems.
Consumers is in the process of responding to the MPSC’s order and is committed to working with other state utilities, the third-party auditor, and the MPSC to continue improving electric reliability and safety in Michigan.

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
In September 2022, Consumers revised its requested increase to $292 million. Presented in the following table are the components of the requested increase in revenue:

In Millions
Projected Twelve-Month Period Ending December 31	2023
Components of the requested rate increase
Investment in rate base	$118
Operating and maintenance costs	77
Cost of capital	42
Sales and other revenue	49
Subtotal	$286
Surcharge	6
Total	$292
Retention Incentive Program: Under its Clean Energy Plan, Consumers plans to retire the D.E. Karn coal-fueled electric generating units in 2023. In 2019, Consumers announced a retention incentive program to ensure necessary staffing at the D.E. Karn generating complex through the anticipated retirement of the coal-fueled generating units. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2023 is estimated to be $35 million. In its order in Consumers’ 2020 electric rate case, the MPSC approved deferred accounting treatment for these costs. Consumers expects to recognize $5 million of retention benefit costs in 2022; this expense will be deferred as a regulatory asset.
Under the 2021 IRP, Consumers will retire the J.H. Campbell coal-fueled generating units in 2025. Similar to the D.E. Karn program, Consumers is providing a retention incentive program to ensure necessary staffing at the J.H. Campbell generating complex through retirement. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2025 is estimated to be $50 million. Consumers expects to recognize $20 million of retention benefit costs in 2022. The 2021 IRP provides deferred accounting treatment for retention costs recognized during 2022; deferral of costs beyond 2022 will be addressed in future rate cases. For additional details on these programs, see Notes to the Unaudited Consolidated Financial Statements—Note 14, Exit Activities and Discontinued Operations.
Electric Environmental Outlook: Consumers’ operations are subject to various state and federal environmental laws and regulations. Consumers estimates that it will incur capital expenditures of $255 million from 2022 through 2026 to continue to comply with RCRA, the Clean Water Act, the Clean Air Act, and numerous state and federal environmental regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Multiple environmental laws and regulations are subject to litigation. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters.
Air Quality: Multiple air quality regulations apply, or may apply, to Consumers’ electric utility.
In 2012, the EPA published emission standards for electric generating units, known as MATS, based on Section 112 of the Clean Air Act. Consumers has complied, and continues to comply, with the MATS regulation, and does not expect MATS to materially impact its environmental strategy.
CSAPR, which initially became effective in 2015, requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone and fine particle pollution in other downwind states. In 2016, the EPA finalized ozone season standards for CSAPR. In 2020, the EPA proposed a revised CSAPR rule to reflect updated emission reductions from electric generating units in 12 states, including Michigan. The EPA finalized this revised rule in March 2021, with continued emission reductions through 2024. Consumers believes the impact of this rule on its operations should be minimal.
In March 2022, the EPA proposed another revision to CSAPR that affects Michigan. If finalized, this revision would replace the 2020 CSAPR rule requirement for the 2023 ozone season. The EPA is proposing to reduce allowance budgets from those provided under the 2020 rule and to change the mechanism for allocating such nitrogen oxides allowances on a year-over-year basis. While prior CSAPR regulations have primarily focused on electric generating units, this latest proposal also includes other nitrogen oxides emission sources. If the EPA finalizes the proposed CSAPR revision in its current form, Consumers may incur significant costs in allowance purchases and equipment retrofits. Consumers will continue to monitor this rulemaking and its impact on Consumers’ electric operations.
In 2015, the EPA lowered the NAAQS for ozone. The 2015 ozone NAAQS made it more difficult to construct or modify power plants and other emission sources in areas of the country that have not met the 2015 ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. None of Consumers’ fossil-fuel-fired generating units are located in these areas. Consumers will continue to monitor NAAQS rulemakings and evaluate potential impacts to its generating assets.
Consumers’ strategy to comply with air quality statutes and regulations involved the installation and operation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA and EGLE rulemakings, litigation, executive orders, treaties, and congressional actions. This evaluation could result in:
•a change in Consumers’ fuel mix
•changes in the types of generating units Consumers may purchase or build in the future
•changes in how certain units are operated
•the retirement, mothballing, or repowering with an alternative fuel of some of Consumers’ generating units
•changes in Consumers’ environmental compliance costs
Greenhouse Gases: There have been numerous legislative and regulatory initiatives at the state, regional, national, and international levels that involve the potential regulation and reporting of greenhouse gases. Consumers continues to monitor and comment on these initiatives, as appropriate.
In June 2022, the EPA announced its plan to propose a new rule to address greenhouse gas emissions from existing fossil-fueled electric generating units. Under its 2021 IRP, Consumers will eliminate the use of coal-fueled generation in 2025. Therefore, it is unlikely that the proposed rule will materially impact Consumers over the remaining operating lives of these facilities. However, Consumers cannot predict the form and extent of such potential regulation on its natural gas-fueled generation until this rule is released.
In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which addresses carbon dioxide reduction measures beginning in 2020. The commitment made by the U.S. is to reduce greenhouse gas emissions by 50 to 52 percent from 2005 levels by 2030. Under its 2021 IRP, Consumers plans to reduce carbon emissions by 60 percent from 2005 levels in 2025. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events, as its plans exceed the nationally-committed reduction. The commitment made by the U.S. is not binding without new Congressional legislation.
In 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28‑percent reduction below 2005 levels of greenhouse gas emissions by 2025. These goals are aspirational in nature and any changes in law or regulation to achieve these goals would need to be approved by the Michigan Legislature or the relevant regulatory agency. Additionally, Consumers has already surpassed the 28‑percent reduction milestone for its owned electric generation and previously announced a goal of achieving net-zero carbon emissions from its electric business by 2040. Consumers does not expect any adverse changes to its environmental strategy as a result of these events.
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
While Consumers cannot predict the outcome of changes in U.S. policy or of other legislative, executive, or regulatory initiatives involving the potential regulation of greenhouse gases, it intends to move forward with its Clean Energy Plan, its present net-zero goals, and its emphasis on reliable and resilient supply. Litigation, international treaties, executive orders, federal laws and regulations (including regulations by the EPA), and state laws and regulations, if enacted or ratified, could ultimately impact Consumers. Consumers may be required to replace equipment; install additional emission control equipment; purchase emission allowances or credits (including potential greenhouse gas offset credits); curtail operations; arrange for alternative sources of supply; purchase facilities that generate fewer emissions; mothball or retire facilities that generate certain emissions; pursue energy efficiency or demand response measures more swiftly; or take other steps to manage or lower the emission of greenhouse gases. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
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
The EPA regulates cooling water intake systems of existing electric generating plants under Section 316(b) of the Clean Water Act. The rules seek to reduce alleged harmful impacts on aquatic organisms, such as fish. In 2018, Consumers submitted to EGLE for approval all required studies and recommended plans to comply with Section 316(b), but has not yet received final approval.
In 2015, the EPA released its final effluent limitation guidelines for steam electric generating plants. These guidelines, which are presently being litigated, set stringent new requirements for the discharge from electric generating units into surface waters. The EPA published a final rule in October 2020, revising the 2015 guidelines related to the discharge of certain wastewater streams from electric generating units. The rule also allows for extension of the compliance deadline from the end of 2023 to the end of 2025, upon approval by EGLE through the NPDES permitting process. Consumers received such an extension to 2025 for its Campbell generating facility in 2021. Consumers does not expect any adverse changes to its environmental strategy as a result of these revisions to the rule or any litigation of the guidelines.
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
Statutes like the Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act may impact operations at Consumers’ facilities. In May 2021, the U.S. Fish and Wildlife Service proposed to repeal a January 2021 rule related to incidental take of migratory birds. In November 2021, the U.S. Fish and Wildlife Service published an advanced notice of proposed rulemaking outlining its intent to regulate incidental take under the Migratory Bird Treaty Act. Permitting and monitoring fees and restrictions on operations associated with these rules, if finalized, could impact Consumers’ existing and future operations, including wind and solar generation facilities.
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

2021 Gas Rate Case: In December 2021, Consumers filed an application with the MPSC seeking an annual rate increase of $278 million, based on a 10.5-percent authorized return on equity and a projected twelve-month period ending September 30, 2023. In April 2022, Consumers reduced its requested annual rate increase to $233 million, based on a 10.25-percent authorized return on equity. In July 2022, the MPSC approved a settlement agreement authorizing an annual rate increase of $170 million, based on a 9.9-percent authorized return on equity, effective October 1, 2022. The MPSC also approved the continuation of a revenue decoupling mechanism, which annually reconciles Consumers’ actual weather-normalized non-fuel revenues with the revenues approved.
Depreciation Rate Case: In December 2021, Consumers filed a depreciation case related to its gas utility plant property. In this case, Consumers requested a decrease in depreciation expense of $1 million annually based on December 31, 2020 balances. In September 2022, the MPSC approved a settlement agreement authorizing a decrease in depreciation expense of $29 million annually. The decrease in depreciation expense will become effective concurrent with Consumers’ next gas rate case.
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
Consumers’ operations are subject to various state and federal environmental laws and regulations. Multiple environmental laws and regulations are subject to litigation. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters.
Air Quality: Multiple air quality regulations apply, or may apply, to Consumers’gas utility.
In 2015, the EPA lowered the NAAQS for ozone. The 2015 ozone NAAQS made it more difficult to construct or modify natural gas compressor stations and other emission sources in areas of the country that have not met the 2015 ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. Seven counties in southeastern Michigan were not in attainment with the 2015 ozone standard by an August 2021 regulatory deadline, and thus may have their ozone nonattainment designations increased from marginal to moderate. The EPA also recently elevated the nonattainment status of three counties in western Michigan from marginal to moderate. Some of Consumers’ compressor stations are located in these areas. Consumers may incur costs to retrofit equipment in order to lower emissions at some of its compressor stations in 2023 and 2024. In addition, due to their age, some stations may eventually need to be retrofitted or replaced with lower-emitting stations.
In March 2022, the EPA proposed a revision to CSAPR that affects Michigan. This proposed rule seeks to reduce interstate transport issues that EPA modeling suggests contribute to downwind states attaining or maintaining compliance with the 2015 NAAQS for ozone. While prior CSAPR regulations have primarily focused on electric generating units, the proposed rule includes other nitrogen oxides emission sources, including natural gas compressor stations. If the EPA finalizes the proposed CSAPR revision in its current form, Consumers may incur costs to retrofit or replace equipment at some compressor stations.
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
In 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28‑percent reduction below 2005 levels of greenhouse gas emissions by 2025. These new goals could impact Consumers’ gas business over the long term. Consumers is evaluating decarbonization options for its gas business including energy efficiency, renewable natural gas, carbon offsets, and other decarbonization methods. As one strategy, which was approved by the MPSC, Consumers launched a program allowing gas customers to purchase carbon offset credits on a voluntary basis. Similarly, in December 2021, Consumers announced plans to begin development of a renewable natural gas facility that will capture methane from manure generated at a Michigan-based farm and convert it into renewable natural gas. For additional details on the executive order, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
In 2015, a group of 195 countries, including the U.S., finalized the Paris Agreement, which addresses carbon dioxide reduction measures beginning in 2020. The commitment made by the U.S. is to reduce greenhouse gas emissions by 50 to 52 percent from 2005 levels by 2030. Under its 2021 IRP, Consumers plans to reduce carbon emissions by 60 percent from 2005 levels in 2025. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events, as its plans exceed the nationally-committed reduction. The commitment made by the U.S. is not binding without new Congressional legislation.
There is increasing interest at the federal, state, and local levels involving potential regulation of greenhouse gases or their sources. Such regulation, if adopted, may involve requirements to reduce methane emissions from Consumers’ gas utility operations and carbon dioxide emissions from customer use of natural gas. No such measures apply to Consumers at this time. Consumers continues to monitor these initiatives and comment as appropriate. Consumers cannot predict the impact of any potential future legislation or regulation on its gas utility.

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
NorthStar Clean Energy Outlook and Uncertainties
CMS Energy’s primary focus with respect to its NorthStar Clean Energy businesses is to maximize the value of generating assets, its share of which represents 1,483 MW of capacity, and to pursue opportunities for the development of renewable generation projects.
In June 2021, DIG, CMS Generation Michigan Power, and CMS ERM entered into an agreement with Consumers to sell, for $515 million, subject to certain adjustments, NorthStar Clean Energy’s three natural gas-fueled generating units, totaling 1,001 MW of nameplate capacity:
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
NorthStar Clean Energy’s assets may be affected by environmental laws and regulations. The 2015 ozone NAAQS made it more difficult to construct or modify power plants and other emission sources in areas of the country that have not met the 2015 ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. The DIG plant is in one such area and, as a result, would be subject to additional permitting restrictions in the event of any future modifications.
In March 2022, the EPA proposed a revision to CSAPR that affects Michigan. This proposed rule seeks to reduce interstate transport issues that EPA modeling suggests contribute to downwind states attaining or maintaining compliance with the 2015 NAAQS for ozone. If the EPA finalizes the proposed CSAPR revision in its current form, NorthStar Clean Energy may incur significant costs in allowance purchases and equipment retrofits. NorthStar Clean Energy will continue to monitor this rulemaking and its impact on its emission sources.
For additional details regarding the new ozone NAAQS or CSAPR rule, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.

Trends, uncertainties, and other matters related to NorthStar Clean Energy that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•investment in and financial benefits received from renewable energy and energy storage projects
•changes in energy and capacity prices
•severe weather events and climate change associated with increasing levels of greenhouse gases
•changes in commodity prices on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings
•changes in various environmental laws, regulations, principles, or practices, or in their interpretation
•indemnity obligations assumed in connection with the purchase or ownership of an interest in one or more facilities that involve tax equity financing
•representations, warranties, and indemnities provided by CMS Energy in connection with previous sales of assets
In March 2022, the U.S. Department of Commerce announced it is opening inquiries into whether manufacturers of solar modules that are produced in certain countries using supplies obtained from China are circumventing antidumping and countervailing duties which apply to Chinese modules. The U.S. Department of Commerce’s inquiry process is expected to last until at least early 2023. In June 2022, the Biden Administration paused the imposition of duties that might result from the U.S. Department of Commerce’s pending inquiries. In addition, the Uyghur Forced Labor Prevention Act, which was enacted in December 2021 and became effective in June 2022, along with an earlier withhold release order that U.S. Customs and Border Protection issued in mid-2021, restrict the importation of goods sourced from the Xinjiang region of China. Solar modules whose raw materials come from the Xinjiang region are a key focus of these import laws. CMS Energy continues to closely monitor these matters and their potential impacts on availability of solar modules and timing associated with pending and planned solar projects.
For additional details regarding NorthStar Clean Energy’s uncertainties, see Notes to the Unaudited Consolidated Financial Statements—Note 2, Contingencies and Commitments—Guarantees.
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
Employee Separation Program: In April 2022, CMS Energy and Consumers announced a voluntary separation program for salaried non-union employees. For the nine months ended September 30, 2022, CMS Energy and Consumers recorded an after-tax charge of $8 million related to the program, under which more than 170 employees accepted and were approved for early separation. As a result of the program, CMS Energy and Consumers expect to benefit from future cost savings, as employee staffing levels will be better matched to workload demand, which reflects the companies’ ongoing workforce productivity improvements.
As a result of this announcement, CMS Energy and Consumers determined it was probable that 2022 lump-sum payments to participants under DB Pension Plan A would exceed the plan’s service cost and interest cost components of net periodic cost for the year. These lump-sum payments constitute pension plan liability settlements; once it is probable such settlements will meet the service and interest cost threshold, recognition in earnings is required. As a result, in accordance with GAAP, CMS Energy, including Consumers, performed a remeasurement of DB Pension Plan A as of March 31, 2022, June 30, 2022, and September 30, 2022. For additional details on the pension settlement, see Notes to the Unaudited Consolidated Financial Statements—Note 7, Retirement Benefits.
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

In Millions
	DB Pension Plans		OPEB Plan
	Credit	Contribution	Credit	Contribution
CMS Energy, including Consumers
2022	$(33)	$—	$(120)	$—
2023	(31)	—	(53)	—
2024	(30)	—	(47)	—
Consumers[1]
2022	$(30)	$—	$(113)	$—
2023	(28)	—	(51)	—
2024	(28)	—	(44)	—
1Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.
Tax Legislation: CMS Energy and Consumers are subject to changing tax laws. In August 2022, President Biden signed the Inflation Reduction Act. Among other things, this Act expands production tax credits and investment tax credits, allows for the transferability of such credits, and implements a 15‑percent corporate alternative minimum tax on companies with an average adjusted financial statement income of more than $1.0 billion. While CMS Energy and Consumers are still assessing the overall impacts of the bill, they do not believe the corporate alternative minimum tax will have a material impact on their business.
New Accounting Standards
There are no new accounting standards issued but not yet effective that are expected to have a material impact on CMS Energy’s or Consumers’ consolidated financial statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2022	2021	2022	2021
Operating Revenue	$2,024	$1,725	$6,318	$5,296

Operating Expenses
Fuel for electric generation	312	184	720	438
Purchased and interchange power	572	462	1,510	1,230
Purchased power – related parties	21	21	56	56
Cost of gas sold	118	57	802	432
Maintenance and other operating expenses	413	410	1,139	1,076
Depreciation and amortization	243	250	830	832
General taxes	87	81	308	290
Total operating expenses	1,766	1,465	5,365	4,354

Operating Income	258	260	953	942

Other Income (Expense)
Interest income	1	—	3	2
Allowance for equity funds used during construction	1	2	4	5
Income from equity method investees	1	4	1	8
Non-operating retirement benefits, net	54	40	154	121
Other income	2	1	3	7
Other expense	(5)	(3)	(20)	(7)
Total other income	54	44	145	136

Interest Charges
Interest on long-term debt	127	120	370	359
Interest expense – related parties	3	3	9	9
Other interest expense	—	3	2	8
Allowance for borrowed funds used during construction	—	(1)	(1)	(2)
Total interest charges	130	125	380	374

Income Before Income Taxes	182	179	718	704
Income Tax Expense	19	26	72	90

Income From Continuing Operations	163	153	646	614
Income From Discontinued Operations, Net of Tax of $—, $9, $1, and $25	—	30	4	82

Net Income	163	183	650	696
Loss Attributable to Noncontrolling Interests	(2)	(6)	(16)	(18)

Net Income Attributable to CMS Energy	165	189	666	714
Preferred Stock Dividends	2	3	7	3

Net Income Available to Common Stockholders	$163	$186	$659	$711

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2022	2021	2022	2021
Basic Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$0.56	$0.54	$2.26	$2.18
Income from discontinued operations per average common share available to common stockholders	—	0.10	0.01	0.28
Basic earnings per average common share	$0.56	$0.64	$2.27	$2.46

Diluted Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$0.56	$0.54	$2.26	$2.18
Income from discontinued operations per average common share available to common stockholders	—	0.10	0.01	0.28
Diluted earnings per average common share	$0.56	$0.64	$2.27	$2.46
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2022	2021	2022	2021
Net Income	$163	$183	$650	$696

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $(1), $—, $—, and $—	(1)	—	1	—
Amortization of net actuarial loss, net of tax of $—, $—, $1, and $1	1	1	3	5
Amortization of prior service credit, net of tax of $— for all periods	—	—	—	(1)

Derivatives
Unrealized gain on derivative instruments, net of tax of $—, $—, $1, and $—	—	—	2	1
Reclassification adjustments included in net income, net of tax of $—, $—, $—, and $1	—	—	1	—

Other Comprehensive Income	—	1	7	5

Comprehensive Income	163	184	657	701
Comprehensive Loss Attributable to Noncontrolling Interests	(2)	(6)	(16)	(18)

Comprehensive Income Attributable to CMS Energy	$165	$190	$673	$719
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2022	2021
Cash Flows from Operating Activities
Net income	$650	$696
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	830	832
Deferred income taxes and investment tax credits	58	110
Gain from sale of EnerBank	(5)	—
Other non‑cash operating activities and reconciling adjustments	(60)	(71)
Net cash used in discontinued operations	—	(111)
Changes in assets and liabilities
Accounts receivable and accrued revenue	(257)	129
Inventories	(637)	(185)
Accounts payable and accrued rate refunds	25	84
Other current assets and liabilities	18	(30)
Other non‑current assets and liabilities	45	29
Net cash provided by operating activities	667	1,483

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,738)	(1,442)
Net proceeds from sale of EnerBank	5	(8)
Net cash provided by discontinued operations	—	78
Cost to retire property and other investing activities	(75)	(88)
Net cash used in investing activities	(1,808)	(1,460)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,349	300
Retirement of debt	(92)	(18)
Issuance of common stock	10	23
Issuance of preferred stock, net of issuance costs	—	224
Payment of dividends on common and preferred stock	(410)	(380)
Proceeds from the sale of membership interest in VIE to tax equity investor	49	—
Net cash used in discontinued operations	—	(84)
Other financing costs	(46)	(37)
Net cash provided by financing activities	860	28

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(281)	51
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	476	185

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$195	$236

Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$227	$172

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2022	December 31 2021
Current Assets
Cash and cash equivalents	$168	$452
Restricted cash and cash equivalents	27	24
Accounts receivable and accrued revenue, less allowance of $26 in 2022 and $20 in 2021	1,161	931
Accounts receivable – related parties	14	12
Inventories at average cost
Gas in underground storage	1,057	462
Materials and supplies	196	168
Generating plant fuel stock	51	37
Deferred property taxes	234	356
Regulatory assets	15	46
Prepayments and other current assets	103	139
Total current assets	3,026	2,627

Plant, Property, and Equipment
Plant, property, and equipment, gross	30,125	29,893
Less accumulated depreciation and amortization	8,863	8,502
Plant, property, and equipment, net	21,262	21,391
Construction work in progress	1,078	961
Total plant, property, and equipment	22,340	22,352

Other Non‑current Assets
Regulatory assets	3,427	2,259
Accounts receivable	28	30
Investments	70	71
Other	1,481	1,414
Total other non‑current assets	5,006	3,774

Total Assets	$30,372	$28,753

LIABILITIES AND EQUITY
In Millions
	September 30 2022	December 31 2021
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$1,000	$382
Accounts payable	949	875
Accounts payable – related parties	7	11
Accrued rate refunds	—	12
Accrued interest	117	107
Accrued taxes	178	515
Regulatory liabilities	67	146
Other current liabilities	170	156
Total current liabilities	2,488	2,204

Non‑current Liabilities
Long-term debt	12,685	12,046
Non-current portion of finance leases and other financing	70	46
Regulatory liabilities	3,862	3,802
Postretirement benefits	136	142
Asset retirement obligations	747	628
Deferred investment tax credit	130	112
Deferred income taxes	2,367	2,210
Other non‑current liabilities	383	375
Total non‑current liabilities	20,380	19,361

Commitments and Contingencies (Notes 1, 2, and 14)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 290.3 shares in 2022 and 289.8 shares in 2021	3	3
Other paid-in capital	5,423	5,406
Accumulated other comprehensive loss	(52)	(59)
Retained earnings	1,315	1,057
Total common stockholders’ equity	6,689	6,407
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	6,913	6,631
Noncontrolling interests	591	557
Total equity	7,504	7,188

Total Liabilities and Equity	$30,372	$28,753
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2022	2021	2022	2021
Total Equity at Beginning of Period	$7,471	$6,366	$7,188	$6,077

Common Stock
At beginning and end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	5,417	5,389	5,406	5,365
Common stock issued	6	8	27	41
Common stock repurchased	—	—	(10)	(9)
At end of period	5,423	5,397	5,423	5,397

Accumulated Other Comprehensive Loss
At beginning of period	(52)	(82)	(59)	(86)
Retirement benefits liability
At beginning of period	(52)	(77)	(56)	(80)
Net gain (loss) arising during the period	(1)	—	1	—
Amortization of net actuarial loss	1	1	3	5
Amortization of prior service credit	—	—	—	(1)
At end of period	(52)	(76)	(52)	(76)

Derivative instruments
At beginning of period	—	(5)	(3)	(6)
Unrealized gain on derivative instruments	—	—	2	1
Reclassification adjustments included in net income	—	—	1	—
At end of period	—	(5)	—	(5)

At end of period	(52)	(81)	(52)	(81)

Retained Earnings
At beginning of period	1,286	487	1,057	214
Net income attributable to CMS Energy	165	189	666	714
Dividends declared on common stock	(134)	(126)	(401)	(378)
Dividends declared on preferred stock	(2)	(3)	(7)	(3)
At end of period	1,315	547	1,315	547

Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning of period	224	—	224	—
Preferred stock issued, net of issuance costs	—	224	—	224
At end of period	224	224	224	224

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2022	2021	2022	2021
Noncontrolling Interests
At beginning of period	593	569	557	581
Sale of membership interest in VIE to tax equity investor	—	—	49	—
Contribution from noncontrolling interest	—	—	2	1
Loss attributable to noncontrolling interests	(2)	(6)	(16)	(18)
Distributions and other changes in noncontrolling interests	—	—	(1)	(1)
At end of period	591	563	591	563

Total Equity at End of Period	$7,504	$6,653	$7,504	$6,653

Dividends declared per common share	$0.4600	$0.4350	$1.3800	$1.3050
Dividends declared per preferred stock Series C depositary share	$0.2625	$0.3063	$0.7875	$0.3063
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2022	2021	2022	2021
Operating Revenue	$1,886	$1,644	$5,971	$5,074

Operating Expenses
Fuel for electric generation	233	147	530	340
Purchased and interchange power	556	450	1,461	1,200
Purchased power – related parties	21	21	56	56
Cost of gas sold	114	53	792	425
Maintenance and other operating expenses	393	390	1,076	1,021
Depreciation and amortization	233	241	802	804
General taxes	84	77	299	277
Total operating expenses	1,634	1,379	5,016	4,123

Operating Income	252	265	955	951

Other Income (Expense)
Interest income	1	1	2	2
Interest and dividend income – related parties	1	1	4	4
Allowance for equity funds used during construction	1	2	4	5
Non-operating retirement benefits, net	52	37	146	113
Other income	1	1	2	7
Other expense	(5)	(3)	(19)	(7)
Total other income	51	39	139	124

Interest Charges
Interest on long-term debt	81	74	231	220
Interest expense – related parties	3	3	9	9
Other interest expense	1	2	2	6
Allowance for borrowed funds used during construction	—	(1)	(1)	(2)
Total interest charges	85	78	241	233

Income Before Income Taxes	218	226	853	842
Income Tax Expense	29	40	108	130

Net Income	189	186	745	712
Preferred Stock Dividends	—	—	1	1

Net Income Available to Common Stockholder	$189	$186	$744	$711
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2022	2021	2022	2021
Net Income	$189	$186	$745	$712

Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $— for all periods	1	1	2	2

Other Comprehensive Income	1	1	2	2

Comprehensive Income	$190	$187	$747	$714
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2022	2021
Cash Flows from Operating Activities
Net income	$745	$712
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	802	804
Deferred income taxes and investment tax credits	79	129
Other non‑cash operating activities and reconciling adjustments	(57)	(65)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(242)	137
Inventories	(636)	(186)
Accounts payable and accrued rate refunds	(2)	60
Other current assets and liabilities	38	(24)
Other non-current assets and liabilities	34	16
Net cash provided by operating activities	761	1,583

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,642)	(1,433)
Cost to retire property and other investing activities	(73)	(86)
Net cash used in investing activities	(1,715)	(1,519)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,349	300
Retirement of debt	(14)	(13)
Decrease in notes payable – related parties	(392)	(307)
Stockholder contribution	685	575
Payment of dividends on common and preferred stock	(594)	(571)
Other financing costs	(14)	(28)
Net cash provided by (used in) financing activities	1,020	(44)

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	66	20
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	44	35

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$110	$55

Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$216	$168
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2022	December 31 2021
Current Assets
Cash and cash equivalents	$83	$22
Restricted cash and cash equivalents	27	22
Accounts receivable and accrued revenue, less allowance of $26 in 2022 and $20 in 2021	1,121	905
Accounts and notes receivable – related parties	9	9
Inventories at average cost
Gas in underground storage	1,057	462
Materials and supplies	190	163
Generating plant fuel stock	46	33
Deferred property taxes	234	356
Regulatory assets	15	46
Prepayments and other current assets	85	103
Total current assets	2,867	2,121

Plant, Property, and Equipment
Plant, property, and equipment, gross	28,978	28,771
Less accumulated depreciation and amortization	8,704	8,371
Plant, property, and equipment, net	20,274	20,400
Construction work in progress	939	915
Total plant, property, and equipment	21,213	21,315

Other Non-current Assets
Regulatory assets	3,427	2,259
Accounts receivable	34	36
Accounts and notes receivable – related parties	99	102
Other	1,352	1,307
Total other non-current assets	4,912	3,704

Total Assets	$28,992	$27,140

LIABILITIES AND EQUITY
In Millions
	September 30 2022	December 31 2021
Current Liabilities
Current portion of long-term debt, finance leases, and other financing	$1,000	$374
Notes payable – related parties	—	392
Accounts payable	881	835
Accounts payable – related parties	12	16
Accrued rate refunds	—	12
Accrued interest	86	75
Accrued taxes	218	529
Regulatory liabilities	67	146
Other current liabilities	147	109
Total current liabilities	2,411	2,488

Non-current Liabilities
Long-term debt	8,756	8,050
Non-current portion of finance leases and other financing	47	46
Regulatory liabilities	3,862	3,802
Postretirement benefits	100	104
Asset retirement obligations	723	605
Deferred investment tax credit	130	112
Deferred income taxes	2,516	2,340
Other non-current liabilities	330	314
Total non-current liabilities	16,464	15,373

Commitments and Contingencies (Notes 1 and 2)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	7,284	6,599
Accumulated other comprehensive loss	(30)	(32)
Retained earnings	1,985	1,834
Total common stockholder’s equity	10,080	9,242
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	10,117	9,279

Total Liabilities and Equity	$28,992	$27,140
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2022	2021	2022	2021
Total Equity at Beginning of Period	$10,087	$8,977	$9,279	$8,556

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	7,284	6,299	6,599	6,024
Stockholder contribution	—	300	685	575
At end of period	7,284	6,599	7,284	6,599

Accumulated Other Comprehensive Loss
At beginning of period	(31)	(35)	(32)	(36)
Retirement benefits liability
At beginning of period	(31)	(35)	(32)	(36)
Amortization of net actuarial loss	1	1	2	2
At end of period	(30)	(34)	(30)	(34)

At end of period	(30)	(34)	(30)	(34)

Retained Earnings
At beginning of period	1,956	1,835	1,834	1,690
Net income	189	186	745	712
Dividends declared on common stock	(160)	(190)	(593)	(570)
Dividends declared on preferred stock	—	—	(1)	(1)
At end of period	1,985	1,831	1,985	1,831

Cumulative Preferred Stock
At beginning and end of period	37	37	37	37

Total Equity at End of Period	$10,117	$9,274	$10,117	$9,274
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
For other categories of capital expenditures, the MPSC ordered Consumers to provide additional cost/benefit analysis and other information to support cost recovery. Consumers believes it has provided such analysis and information in its 2022 electric rate case. In August 2022, the MPSC Staff recommended disallowance of additional categories of capital expenditures incurred by Consumers during 2022. Further, some of these are joint (or common) projects undertaken by both the electric and gas business units. Consumers has incurred $19 million related to these programs as of September 30, 2022 and, for certain ongoing projects, expects to incur additional capital expenditures during the remainder of 2022 and beyond.
While Consumers has provided the additional analysis and information requested by the MPSC as supporting evidence of the prudency of such capital expenditures in its pending electric rate case proceeding, it is reasonably possible that the MPSC will disallow some or all of these capital expenditures. Any material disallowance of incurred capital costs could negatively affect CMS Energy’s and Consumers’ future results of operations. Consumers expects the MPSC to issue a final order in its pending electric rate case by March 2023. Consumers cannot predict the outcome of this proceeding.
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
Costs of Coal-fueled Electric Generating Units to be Retired: In June 2022, the MPSC approved the settlement agreement reached in Consumers’ 2021 IRP, under which Consumers plans to retire the J.H. Campbell coal-fueled generating units in 2025. Under the 2021 IRP, upon the units’ retirement, Consumers will receive regulatory asset treatment to recover their remaining book value, as well as a 9.0‑percent return on equity, over their original design lives. Until retirement, the book value of the generating units will remain in rate base and receive full regulatory returns in general rate cases.
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
GCR and PSCR: Due to rising natural gas prices, Consumers’ gas fuel costs for the nine months ended September 30, 2022 were higher than those projected in its 2022-2023 GCR plan. As a result, Consumers had recorded a $45 million underrecovery in accounts receivable and accrued revenue on its consolidated balance sheets at September 30, 2022. Consumers expects that higher gas fuel costs will continue into the 2022-2023 GCR plan year. Consequently, in June 2022, Consumers filed with the MPSC a revised GCR plan requesting an increase to the GCR factor and self-implemented that increased factor in October 2022.

The recent spikes in fuel prices also increased the cost of electric generation and resulted in higher market prices for electricity. As a result, Consumers’ power supply costs for the nine months ended September 30, 2022 were significantly higher than those projected in the 2022 PSCR plan it submitted to the MPSC in September 2021. Consequently, Consumers had recorded a $375 million underrecovery in accounts receivable and accrued revenue on its consolidated balance sheets at September 30, 2022. Consumers included a projection of its full-year 2022 underrecovery in its 2023 PSCR plan filed with the MPSC in September 2022.
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
At September 30, 2022, CMS Energy had a recorded liability of $44 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $54 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2022 and in each of the next five years:

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites for which it can estimate a range of loss will be between $2 million and $4 million. At September 30, 2022, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates that its share of the total liability for known CERCLA sites will be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At September 30, 2022, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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

In order to enforce the contract, Consumers and DTE Electric filed a complaint against TAES and Toshiba Corporation in the U.S. District Court for the Eastern District of Michigan in April 2022. In June 2022, TAES and Toshiba Corporation filed a motion to dismiss the complaint, along with an answer and counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties’ contract. As a co-owner of Ludington, Consumers would be liable for 51 percent of any such damages. In September 2022, the court denied the motion to dismiss filed by TAES and Toshiba Corporation. Consumers believes the counterclaims are without merit, but cannot predict the financial impact or outcome of this matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s and Consumers’ financial condition, results of operations, or liquidity.
J.H. Campbell 3 Plant Retirement Contract Dispute: In May 2022, Consumers filed a complaint against Wolverine Power Supply Cooperative, Inc. in the Ottawa County Circuit Court and requested a ruling that Consumers has sole authority to decide to retire the J.H. Campbell 3 coal-fueled generating unit under the unit’s Joint Ownership and Operating Agreement. In July 2022, Wolverine Power Supply Cooperative, Inc. filed an answer, affirmative defenses, and a counterclaim seeking approximately $37 million in damages allegedly caused by Consumers’ decision to retire the unit before the end of its useful life. In July 2022, Consumers filed a motion for summary disposition, which was heard in August 2022. In October 2022, the state circuit court judge found that Consumers may, in its sole discretion, retire the J.H. Campbell 3 coal-fueled generating unit, provided that Consumers continues to operate and make necessary improvements to the unit while the litigation concerning Wolverine Power Supply Cooperative, Inc.’s claim for damages is pending. Consumers believes Wolverine Power Supply Cooperative, Inc.’s claim has no merit, but cannot predict the final impact or outcome on this matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s and Consumers’ financial condition, results of operations, or liquidity.
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
At September 30, 2022, Consumers had a recorded liability of $63 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $67 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2022 and in each of the next five years:

In Millions
	2022	2023	2024	2025	2026	2027
Consumers
Remediation and other response activity costs	$1	$5	$11	$31	$6	$1
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At September 30, 2022, Consumers had a regulatory asset of $111 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At September 30, 2022, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
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
During the nine months ended September 30, 2022, Consumers received insurance proceeds of $13 million, representing recovery of costs incurred to restore the compressor station and incremental gas purchases related to the fire. Consumers had recognized the insurance recovery during 2021.
In June 2022, Consumers, the MPSC Staff, and other intervenors reached a settlement of the gas rate case and the MPSC approved it in July 2022. As a part of the settlement agreement, Consumers agreed, at this time, to not seek recovery of the capital expenditures, net of insurance proceeds, related to restoring and modifying the Ray Compressor Station. As a result, Consumers recorded an impairment charge of $10 million within maintenance and other operating expenses on its consolidated statements of income for the nine months ended September 30, 2022.

Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at September 30, 2022:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from sale of membership interests in VIEs[1]	various	indefinite	$336	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	226	3
Guarantee[3]	2011	indefinite	30	—
Consumers
Guarantee[3]	2011	indefinite	$30	$—
1These obligations arose from the sale of membership interests in NWO Holdco and Aviator Wind to tax equity investors. NorthStar Clean Energy provided certain indemnity obligations that protect the tax equity investors against losses incurred as a result of breaches of representations and warranties under the associated limited liability company agreements. These obligations are generally capped at an amount equal to the tax equity investor’s capital contributions plus a specified return, less any distributions and tax benefits it receives, in connection with its membership interest. For any indemnity obligations related to Aviator Wind, NorthStar Clean Energy would recover 49 percent of any amounts paid to the tax equity investor from the other owner of Aviator Wind Equity Holdings. Additionally, Aviator Wind holds insurance coverage that would partially protect against losses incurred as a result of certain failures to qualify for production tax credits. For further details on NorthStar Clean Energy’s ownership interest in NWO Holdco and Aviator Wind, see Note 13, Variable Interest Entities.
2These obligations arose from stock and asset sale agreements under which CMS Energy or a subsidiary of CMS Energy indemnified the purchaser for losses resulting from various matters, including claims related to taxes and breaches of representations and warranties. The maximum obligation amount is mostly related to an Equatorial Guinea tax claim and an indemnity provided in connection with the sale of EnerBank to Regions Bank. For further details on the sale, see Note 14, Exit Activities and Discontinued Operations.
3This obligation comprises a guarantee provided by Consumers to the U.S. Department of Energy in connection with a settlement agreement regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers.
Additionally, in the normal course of business, CMS Energy, Consumers, and certain other subsidiaries of CMS Energy have entered into various agreements containing tax and other indemnity provisions for which they are unable to estimate the maximum potential obligation. CMS Energy and Consumers consider the likelihood that they would be required to perform or incur substantial losses related to these indemnities and those disclosed in the table to be remote.
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
3:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long-term debt issuances during the nine months ended September 30, 2022:

	Principal (In Millions)	Interest Rate	Issuance Date	Maturity Date
Consumers
Term loan facility[1]	$550	variable	July 2022	January 2024
First mortgage bonds	350	3.600%	August 2022	August 2032
First mortgage bonds	450	4.200%	August 2022	September 2052
1    In July 2022, Consumers entered into a delayed-draw $1.0 billion unsecured term loan credit agreement. Loans under this facility have an interest rate of one-month SOFR plus 0.650 percent. At September 30, 2022, Consumers had loans outstanding of $300 million at a rate of 3.456 percent and $250 million at a rate of 3.714 percent.
Presented in the following table is a summary of major long-term debt retirements during the nine months ended September 30, 2022:

	Principal (In Millions)	Interest Rate	Retirement Date	Maturity Date
NorthStar Clean Energy, including subsidiaries
Term loan facility	$76	variable	June 2022	October 2025
In June 2022, NorthStar Clean Energy sold a Class A membership interest in NWO Holdco to a tax equity investor for $49 million. Proceeds from the sale were used to retire the non-recourse debt held by a subsidiary of NorthStar Clean Energy. For more information, see Note 13, Variable Interest Entities.
Credit Facilities: The following credit facilities with banks were available at September 30, 2022:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
June 5, 2024	$550	$—	$14	$536
September 22, 2024	50	—	50	—
NorthStar Clean Energy, including subsidiaries
September 25, 2025[1]	$37	$—	$37	$—
Consumers[2]
June 5, 2024	$850	$—	$29	$821
November 19, 2023	250	—	62	188

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
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2022, there were no commercial paper notes outstanding under this program.
In December 2021, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million at an interest rate of the prior month’s average one-month LIBOR minus 0.100 percent. At September 30, 2022, there were no outstanding borrowings under the agreement.
Dividend Restrictions: At September 30, 2022, payment of dividends by CMS Energy on its common stock was limited to $6.7 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at September 30, 2022, Consumers had $1.9 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the nine months ended September 30, 2022, Consumers paid $593 million in dividends on its common stock to CMS Energy.
Issuance of Common Stock: Under an existing equity offering program, CMS Energy may sell shares of its common stock having an aggregate sales price of up to $500 million in privately negotiated transactions, in “at the market” offerings, through forward sales transactions, or otherwise.

Presented in the following table are details of CMS Energy’s forward sales contracts under this program at September 30, 2022:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	September 30, 2022
September 15, 2020	December 31, 2022	846,759	$61.04	$57.31
December 22, 2020	December 31, 2023	115,595	61.81	58.65
August 3, 2022	February 1, 2024	2,944,207	67.59	67.78
August 24, 2022	February 26, 2024	1,677,938	69.46	69.59
August 29, 2022	February 26, 2024	1,783,388	68.18	68.29
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
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net cash settle the contracts as of September 30, 2022, it would have been required to pay less than $1 million. If CMS Energy had elected to net share settle the contracts as of September 30, 2022, CMS Energy would have been required to deliver 13,504 shares.
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

In Millions
	CMS Energy, including Consumers		Consumers
	September 30 2022	December 31 2021	September 30 2022	December 31 2021
Assets[1]
Restricted cash equivalents	$27	$24	$27	$22
Nonqualified deferred compensation plan assets	22	27	17	21
Derivative instruments	3	2	3	2
Total assets	$52	$53	$47	$45
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$22	$27	$17	$21
Derivative instruments	—	7	—	—
Total liabilities	$22	$34	$17	$21
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
A subsidiary of NorthStar Clean Energy used floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with future interest payments on certain long‑term variable-rate debt. The interest rate swaps were accounted for as cash flow hedges of the future variability of interest payments on the debt. In June 2022, NorthStar Clean Energy repaid the hedged debt and terminated the related interest rate swaps. As a result, the associated unrecognized losses recorded in other comprehensive income were recognized in interest on long-term debt on CMS Energy’s consolidated statements of income; this amount was immaterial. NorthStar Clean Energy also had other interest rate swaps that economically hedged interest rate risk on debt, but that did not qualify for cash flow hedge accounting. These swaps were also terminated in June 2022; the amounts associated with these swaps were not material for the periods presented.
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

In Millions
	September 30, 2022					December 31, 2021
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$11	$11	$—	$—	$11	$14	$14	$—	$—	$14
Liabilities
Long-term debt[2]	13,675	11,679	1,034	8,566	2,079	12,419	13,800	1,189	10,656	1,955
Long-term payables[3]	9	9	—	—	9	31	32	—	—	32
Consumers
Assets
Long-term receivables[1]	$11	$11	$—	$—	$11	$14	$14	$—	$—	$14
Notes receivable – related party[4]	101	101	—	—	101	104	104	—	—	104
Liabilities
Long-term debt[5]	9,746	8,132	—	6,053	2,079	8,415	9,410	—	7,455	1,955
1Includes current portion of long-term accounts receivable of $7 million at September 30, 2022 and $9 million at December 31, 2021.
2Includes current portion of long-term debt of $990 million at September 30, 2022 and $373 million at December 31, 2021.
3Includes current portion of long-term payables of $1 million at September 30, 2022 and $23 million at December 31, 2021.

4Includes current portion of notes receivable – related party of $7 million at September 30, 2022 and December 31, 2021.
5Includes current portion of long-term debt of $990 million at September 30, 2022 and $365 million at December 31, 2021.
The DB SERP note receivable – related party is Consumers’ portion of a demand note payable issued by CMS Energy to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028.
6:    Asset Retirement Obligations
In September 2022, Consumers increased its ARO liability for coal ash disposal areas. The increase was attributable to a proposed change for closure work at the J.H. Campbell 3 ash disposal landfill and an updated cost estimate for other coal ash disposal areas. These changes provided Consumers with sufficient information to reasonably estimate a revision to the ARO liability associated with the coal ash disposal areas. Presented in the following table are the changes in CMS Energy’s and Consumers’ ARO liabilities:

In Millions
Company and ARO Description	ARO Liability 12/31/2021	Incurred	Settled	Accretion	Cash Flow Revisions	ARO Liability 9/30/2022
CMS Energy, including Consumers
Consumers	$605	$—	$(30)	$19	$129	$723
Renewable generation assets	23	—	—	1	—	24
Total CMS Energy	$628	$—	$(30)	$20	$129	$747
Consumers
Coal ash disposal areas	$157	$—	$(17)	$4	$129	$273
Gas distribution cut, purge, and cap	282	—	(10)	11	—	283
Asbestos abatement	38	—	(1)	1	—	38
Renewable generation assets	93	—	—	2	—	95
Gas wells plug and abandon	35	—	(2)	1	—	34
Total Consumers	$605	$—	$(30)	$19	$129	$723
7:    Retirement Benefits
CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.
In March 2022, CMS Energy and Consumers determined it was probable that 2022 lump-sum payments to participants under DB Pension Plan A would exceed the plan’s service cost and interest cost components of net periodic cost for the year. These lump-sum payments constitute pension plan liability settlements; once it is probable such settlements will meet the service and interest cost threshold, recognition in earnings is required. As a result, in accordance with GAAP, CMS Energy, including Consumers, performed a remeasurement of DB Pension Plan A as of March 31, 2022, June 30, 2022, and September 30, 2022. For the nine months ended September 30, 2022, CMS Energy, including Consumers, recognized a settlement loss of $19 million; of this amount, $19 million was deferred as a regulatory asset. Consumers recognized a settlement loss of $19 million, all of which was deferred as a regulatory asset. CMS Energy and Consumers will amortize the regulatory asset over eight years.

As a result of the remeasurements, the non-current asset for DB Pension Plan A increased by $69 million from December 31, 2021 at CMS Energy, with an offsetting decrease in the associated regulatory asset of $67 million and a $2 million gain to accumulated other comprehensive loss. At Consumers, the non‑current asset increased by $67 million and the associated regulatory asset decreased by $67 million.
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
September 30	2022	2021	2022	2021	2022	2021	2022	2021
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$9	$14	$32	$41	$4	$5	$13	$14
Interest cost	21	14	59	44	7	6	21	17
Expected return on plan assets	(51)	(51)	(155)	(155)	(29)	(28)	(87)	(82)
Amortization of:
Net loss	5	25	32	76	—	2	1	6
Prior service cost (credit)	1	1	3	3	(12)	(14)	(38)	(40)
Settlement loss	2	1	6	4	—	—	—	—
Net periodic cost (credit)	$(13)	$4	$(23)	$13	$(30)	$(29)	$(90)	$(85)
Consumers
Net periodic cost (credit)
Service cost	$9	$14	$32	$40	$4	$4	$13	$13
Interest cost	20	14	56	42	6	6	20	17
Expected return on plan assets	(48)	(49)	(147)	(147)	(26)	(26)	(80)	(77)
Amortization of:
Net loss	5	24	30	73	—	2	—	6
Prior service cost (credit)	1	1	3	3	(13)	(12)	(38)	(38)
Settlement loss	2	1	6	4	—	—	—	—
Net periodic cost (credit)	$(11)	$5	$(20)	$15	$(29)	$(26)	$(85)	$(79)

8:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Nine Months Ended September 30	2022	2021
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.6	5.5
TCJA excess deferred taxes[1]	(7.2)	(5.8)
Production tax credits	(5.2)	(4.8)
Accelerated flow-through of regulatory tax benefits[2]	(4.3)	(3.2)
Other, net	0.1	0.1
Effective tax rate	10.0%	12.8%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.3	5.2
TCJA excess deferred taxes[1]	(5.9)	(4.6)
Production tax credits	(3.8)	(3.5)
Accelerated flow-through of regulatory tax benefits[2]	(3.5)	(2.2)
Other, net	(0.4)	(0.5)
Effective tax rate	12.7%	15.4%
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

9:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2022	2021	2022	2021
Income available to common stockholders
Income from continuing operations	$163	$153	$646	$614
Less loss attributable to noncontrolling interests	(2)	(6)	(16)	(18)
Less preferred stock dividends	2	3	7	3
Income from continuing operations available to common stockholders – basic and diluted	$163	$156	$655	$629
Average common shares outstanding
Weighted-average shares – basic	289.6	289.1	289.5	288.9
Add dilutive nonvested stock awards	0.4	0.5	0.4	0.5
Add dilutive forward equity sale contracts	0.1	—	0.1	—
Weighted-average shares – diluted	290.1	289.6	290.0	289.4
Income from continuing operations per average common share available to common stockholders
Basic	$0.56	$0.54	$2.26	$2.18
Diluted	0.56	0.54	2.26	2.18
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

10:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended September 30, 2022	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,591	$294	$—	$1,885
Other	—	—	70	70
Revenue recognized from contracts with customers	$1,591	$294	$70	$1,955
Leasing income	—	—	68	68
Financing income	3	1	—	4
Consumers alternative-revenue programs	—	(3)	—	(3)
Total operating revenue – CMS Energy	$1,594	$292	$138	$2,024
Consumers
Consumers utility revenue
Residential	$767	$190		$957
Commercial	515	51		566
Industrial	226	10		236
Other	83	43		126
Revenue recognized from contracts with customers	$1,591	$294		$1,885
Financing income	3	1		4
Alternative-revenue programs	—	(3)		(3)
Total operating revenue – Consumers	$1,594	$292		$1,886
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. NorthStar Clean Energy’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $57 million for the three months ended September 30, 2022.

In Millions
Three Months Ended September 30, 2021	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,416	$224	$—	$1,640
Other	—	—	31	31
Revenue recognized from contracts with customers	$1,416	$224	$31	$1,671
Leasing income	—	—	50	50
Financing income	2	1	—	3
Consumers alternative-revenue programs	1	—	—	1
Total operating revenue – CMS Energy	$1,419	$225	$81	$1,725
Consumers
Consumers utility revenue
Residential	$718	$143		$861
Commercial	456	36		492
Industrial	167	5		172
Other	75	40		115
Revenue recognized from contracts with customers	$1,416	$224		$1,640
Financing income	2	1		3
Alternative-revenue programs	1	—		1
Total operating revenue – Consumers	$1,419	$225		$1,644
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. NorthStar Clean Energy’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $35 million for the three months ended September 30, 2021.

In Millions
Nine Months Ended September 30, 2022	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,151	$1,809	$—	$5,960
Other	—	—	155	155
Revenue recognized from contracts with customers	$4,151	$1,809	$155	$6,115
Leasing income	—	—	192	192
Financing income	8	5	—	13
Consumers alternative-revenue programs	1	(3)	—	(2)
Total operating revenue – CMS Energy	$4,160	$1,811	$347	$6,318
Consumers
Consumers utility revenue
Residential	$1,955	$1,239		$3,194
Commercial	1,319	371		1,690
Industrial	601	53		654
Other	276	146		422
Revenue recognized from contracts with customers	$4,151	$1,809		$5,960
Financing income	8	5		13
Alternative-revenue programs	1	(3)		(2)
Total operating revenue – Consumers	$4,160	$1,811		$5,971
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. NorthStar Clean Energy’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $154 million for the nine months ended September 30, 2022.

In Millions
Nine Months Ended September 30, 2021	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$3,705	$1,357	$—	$5,062
Other	—	—	86	86
Revenue recognized from contracts with customers	$3,705	$1,357	$86	$5,148
Leasing income	—	—	136	136
Financing income	7	4	—	11
Consumers alternative-revenue programs	1	—	—	1
Total operating revenue – CMS Energy	$3,713	$1,361	$222	$5,296
Consumers
Consumers utility revenue
Residential	$1,847	$917		$2,764
Commercial	1,191	258		1,449
Industrial	458	36		494
Other	209	146		355
Revenue recognized from contracts with customers	$3,705	$1,357		$5,062
Financing income	7	4		11
Alternative-revenue programs	1	—		1
Total operating revenue – Consumers	$3,713	$1,361		$5,074
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. NorthStar Clean Energy’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $94 million for the nine months ended September 30, 2021.
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
Alternative-Revenue Program: Consumers accounts for its financial compensation mechanism as an alternative-revenue program. Consumers recognizes revenue related to the financial compensation mechanism as payments are made on MPSC-approved PPAs.
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
CMS Energy and Consumers recorded uncollectible accounts expense of $13 million for the three months ended September 30, 2022 and $6 million for the three months ended September 30, 2021. CMS Energy and Consumers recorded uncollectible accounts expense of $31 million for the nine months ended September 30, 2022 and $17 million for the nine months ended September 30, 2021.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $369 million at September 30, 2022 and $486 million at December 31, 2021.

11:    Cash and Cash Equivalents
Presented in the following table are the components of total cash and cash equivalents, including restricted amounts, and their location on CMS Energy’s and Consumers’ consolidated balance sheets:

In Millions
	September 30, 2022	December 31, 2021
CMS Energy, including Consumers
Cash and cash equivalents	$168	$452
Restricted cash and cash equivalents	27	24
Cash and cash equivalents, including restricted amounts – CMS Energy	$195	$476
Consumers
Cash and cash equivalents	$83	$22
Restricted cash and cash equivalents	27	22
Cash and cash equivalents, including restricted amounts – Consumers	$110	$44
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
CMS Energy
The segments reported for CMS Energy are:
•electric utility, consisting of regulated activities associated with the generation, purchase, distribution, and sale of electricity in Michigan
•gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
•NorthStar Clean Energy (formerly known as the enterprises segment), consisting of various subsidiaries engaging in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production
In August 2022, CMS Enterprises Company changed its legal name to NorthStar Clean Energy Company. To align the segment reporting with the legal organizational structure and the internal reporting of CMS Energy, the enterprises segment will now be referred to as NorthStar Clean Energy. There were no changes to CMS Energy’s reportable segment composition as a result of this name change.

In October 2021, EnerBank was acquired by Regions Bank. As a result, EnerBank was removed from the composition of CMS Energy’s reportable segments. EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations on CMS Energy’s consolidated statements of income. For information regarding the sale of EnerBank, see Note 14, Exit Activities and Discontinued Operations.
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

Presented in the following tables is financial information by segment:

In Millions
	Three Months Ended		Nine Months Ended
September 30	2022	2021	2022	2021
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,594	$1,419	$4,160	$3,713
Gas utility	292	225	1,811	1,361
NorthStar Clean Energy	138	81	347	222
Total operating revenue – CMS Energy	$2,024	$1,725	$6,318	$5,296
Consumers
Operating revenue
Electric utility	$1,594	$1,419	$4,160	$3,713
Gas utility	292	225	1,811	1,361
Total operating revenue – Consumers	$1,886	$1,644	$5,971	$5,074
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$194	$195	$501	$504
Gas utility	(13)	(9)	239	208
NorthStar Clean Energy	11	7	26	26
Other reconciling items	(29)	(7)	(107)	(27)
Total net income available to common stockholders – CMS Energy	$163	$186	$659	$711
Consumers
Net income (loss) available to common stockholder
Electric utility	$194	$195	$501	$504
Gas utility	(13)	(9)	239	208
Other reconciling items	8	—	4	(1)
Total net income available to common stockholder – Consumers	$189	$186	$744	$711

In Millions
	September 30, 2022	December 31, 2021
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$17,720	$18,147
Gas utility[1]	11,233	10,601
NorthStar Clean Energy	1,146	1,122
Other reconciling items	26	23
Total plant, property, and equipment, gross – CMS Energy	$30,125	$29,893
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$17,720	$18,147
Gas utility[1]	11,233	10,601
Other reconciling items	25	23
Total plant, property, and equipment, gross – Consumers	$28,978	$28,771
CMS Energy, including Consumers
Total assets
Electric utility[1]	$17,362	$16,493
Gas utility[1]	11,499	10,517
NorthStar Clean Energy	1,434	1,312
Other reconciling items	77	431
Total assets – CMS Energy	$30,372	$28,753
Consumers
Total assets
Electric utility[1]	$17,423	$16,555
Gas utility[1]	11,545	10,564
Other reconciling items	24	21
Total assets – Consumers	$28,992	$27,140
1Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.
13:    Variable Interest Entities
In June 2022, NorthStar Clean Energy sold a Class A membership interest in NWO Holdco to a tax equity investor for $49 million. NWO Holdco owns 100 percent of Northwest Ohio Wind, LLC, a 105‑MW wind generation project in Paulding County, Ohio. NorthStar Clean Energy retained a Class B membership interest in NWO Holdco.
NorthStar Clean Energy has a 51‑percent ownership interest in Aviator Wind Equity Holdings, which holds a Class B membership interest in Aviator Wind, a 525‑MW wind generation project in Coke County, Texas. The Class A membership interest in Aviator Wind is held by a tax equity investor.
Earnings, tax attributes, and cash flows generated by NWO Holdco and Aviator Wind are allocated among and distributed to the membership classes in accordance with the ratios specified in the associated limited liability company agreements; these ratios change over time and are not representative of the ownership interest percentages of each membership class. Since NWO Holdco’s and Aviator Wind’s income and cash flows are not distributed among their investors based on ownership interest percentages,

NorthStar Clean Energy allocates the entities’ income (loss) among the investors by applying the hypothetical liquidation at book value method. This method calculates each investor’s earnings based on a hypothetical liquidation of the entities at the net book value of underlying assets as of the balance sheet date. The liquidation tax gain (loss) is allocated to each investor’s capital account, resulting in income (loss) equal to the period change in the investor’s capital account balance.
NWO Holdco, Aviator Wind Equity Holdings, and Aviator Wind are VIEs. In accordance with the associated limited liability company agreements, the tax equity investors are guaranteed preferred returns from NWO Holdco and Aviator Wind. However, NorthStar Clean Energy manages and controls the operating activities of NWO Holdco and Aviator Wind Equity Holdings (and, thereby, Aviator Wind). As a result, NorthStar Clean Energy is the primary beneficiary, as it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. NorthStar Clean Energy consolidates NWO Holdco, Aviator Wind Equity Holdings, and Aviator Wind and presents the Class A membership interests and 49 percent of the Class B membership interest in Aviator Wind as noncontrolling interests.
Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
	September 30, 2022	December 31, 2021
Current
Cash and cash equivalents	$33	$21
Restricted cash and cash equivalents	—	1
Accounts receivable	6	3
Prepayments and other current assets	3	2
Non-current
Plant, property, and equipment, net	833	856
Total assets[1]	$875	$883
Current
Accounts payable	$15	$17
Other Liabilities	—	2
Non-current
Asset retirement obligations	24	23
Other Liabilities		4
Total liabilities	$39	$46
1Assets may be used only to meet VIEs’ obligations and commitments.
NorthStar Clean Energy is obligated under certain indemnities that protect the tax equity investors against losses incurred as a result of breaches of representations and warranties under the associated limited liability company agreements. For additional details on these indemnity obligations, see Note 2, Contingencies and Commitments—Guarantees.
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
CMS Energy’s investment in these partnerships is included in investments on its consolidated balance sheets in the amount of $70 million at September 30, 2022 and $71 million at December 31, 2021.
14:    Exit Activities and Discontinued Operations
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
Under the 2021 IRP, Consumers will retire the J.H. Campbell coal-fueled generating units in 2025. Similar to the D.E. Karn program, Consumers is providing a retention incentive program to ensure necessary staffing at the J.H. Campbell generating complex through retirement. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2025 is estimated to be $50 million. Additionally, Consumers recognized $4 million related to severance benefits during the nine months ended September 30, 2022. This amount was recorded in other non-current liabilities on its consolidated balance sheets at September 30, 2022. The 2021 IRP provides deferred accounting treatment for the retention and severance costs recognized during 2022; deferral of costs beyond 2022 will be addressed in future rate cases.

As of September 30, 2022, the cumulative cost incurred and charged to expense related to the D.E. Karn retention incentive program was $16 million. Additionally, an amount of $4 million has been capitalized as a cost of plant, property, and equipment and an amount of $11 million has been deferred as a regulatory asset. The cumulative cost incurred and deferred as a regulatory asset related to the J.H. Campbell retention incentive program was $10 million.
Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
	Nine Months Ended
September 30	2022	2021
Retention benefit liability at beginning of period	$14	$11
Costs deferred as a regulatory asset[1]	14	5
Costs incurred and capitalized	—	1
Retention benefit liability at the end of the period[2]	$28	$17
1Includes $11 million for the three months ended September 30, 2022 and $2 million for the three months ended September 30, 2021.
2Includes current portion of other liabilities of $25 million at September 30, 2022 and $5 million at September 30, 2021.
Discontinued Operations: In October 2021, EnerBank was acquired by Regions Bank. CMS Energy received proceeds of over $1.0 billion from the transaction and recognized a pre-tax gain of $657 million in 2021. In March 2022, CMS Energy received $6 million of additional proceeds as the result of a post-closing adjustment. Net of related transaction costs, CMS Energy recognized a pre-tax gain of $5 million during the nine months ended September 30, 2022.
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

September 30, 2021. The table below presents the financial results of EnerBank included in income from discontinued operations:

In Millions
	Three Months Ended		Nine Months Ended
September 30	2022	2021	2022	2021
Operating revenue	$—	$70	$—	$209
Expenses
Operating expenses	—	17	—	60
Interest expense	—	11	—	34
Income before income taxes	$—	$42	$—	$115
Gain on sale[1]	—	(3)	5	(8)
Income from discontinued operations before income taxes	$—	$39	$5	$107
Income tax expense	—	9	1	25
Income from discontinued operations, net of tax	$—	$30	$4	$82
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2022 to July 31, 2022	16	$69.03	—	—
August 1, 2022 to August 31, 2022	430	69.86	—	—
September 1, 2022 to September 30, 2022	235	67.60	—	—
Total	681	$69.06	—	—
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
145th Supplemental Indenture dated as of August 11, 2022 between Consumers Energy and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed August 11, 2022 and incorporated herein by reference)

10.1	—
$1 billion unsecured Term Loan Credit Agreement dated as of July 22, 2022 among Consumers, the Banks defined therein, and U.S. Bank National Association, as Agent (Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2022 and incorporated herein by reference)

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

CMS ENERGY CORPORATION

Dated: October 27, 2022	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: October 27, 2022	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer