Form 10-K
period 2022-12-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2023-02-09
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒
The aggregate market value of CMS Energy voting and non‑voting common equity held by non‑affiliates was $19.588 billion for the 290,193,601 CMS Energy Corporation Common Stock shares outstanding on June 30, 2022 based on the closing sale price of $67.50 for CMS Energy Corporation Common Stock, as reported by the New York Stock Exchange on such date. There were no shares of Consumers common equity held by non‑affiliates as of June 30, 2022.
There were 291,264,195 shares of CMS Energy Corporation Common Stock outstanding on January 13, 2023. On January 13, 2023, CMS Energy held all 84,108,789 outstanding shares of common stock of Consumers.
Documents incorporated by reference in Part III: CMS Energy’s and Consumers’ proxy statement relating to their 2023 Annual Meetings of Shareholders to be held May 5, 2023.

CMS Energy Corporation
Consumers Energy Company
Annual Reports on Form 10-K to the Securities and Exchange Commission for the Year Ended December 31, 2022

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

ARO
Asset retirement obligation

ASC 715
Financial Accounting Standards Board Accounting Standards Codification Topic 715, Retirement Benefits

Aviator Wind
Aviator Wind Holdings, LLC, a VIE in which Aviator Wind Equity Holdings holds a Class B membership interest

Aviator Wind Equity Holdings
Aviator Wind Equity Holdings, LLC, a VIE in which Grand River Wind has a 51‑percent interest

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
An arrangement made for the point at which a local distribution company physically receives gas from a supplier or pipeline

Clean Air Act
Federal Clean Air Act of 1963, as amended

Clean Energy Plan
Consumers’ long-term strategy for delivering clean, reliable, resilient, and affordable energy to its customers through the increased use of energy efficiency and customer demand management programs, additional renewable energy generation, and conservation voltage reduction

Clean Water Act
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
CMS Energy Resource Management Company, a wholly owned subsidiary of NorthStar Clean Energy

CMS Gas Transmission
CMS Gas Transmission Company, a wholly owned subsidiary of NorthStar Clean Energy

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
Craven County Wood Energy Limited Partnership, a VIE in which HYDRA‑CO has a 50-percent interest

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

GAAP
U.S. Generally Accepted Accounting Principles

GCC
Gas Customer Choice, which allows gas customers to purchase gas from alternative suppliers

GCR
Gas cost recovery

Genesee
Genesee Power Station Limited Partnership, a VIE in which HYDRA‑CO has a 50-percent interest

Grand River Wind
Grand River Wind, LLC, a wholly owned subsidiary of NorthStar Clean Energy

Grayling
Grayling Generating Station Limited Partnership, a VIE in which HYDRA‑CO has a 50-percent interest

GWh
Gigawatt-hour, a unit of energy equal to one billion watt-hours

HYDRA‑CO
HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of NorthStar Clean Energy

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

Ludington
Ludington pumped-storage plant, jointly owned by Consumers and DTE Electric

MATS
Mercury and Air Toxics Standards, which limit mercury, acid gases, and other toxic pollution from coal‑fueled and oil‑fueled power plants

MCV Facility
A 1,647-MW natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership

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

MW
Megawatt, a unit of power equal to one million watts

MWh
Megawatt-hour, a unit of energy equal to one million watt-hours

NAAQS
National Ambient Air Quality Standards

NERC
North American Electric Reliability Corporation, a non‑affiliated company responsible for developing and enforcing reliability standards, monitoring the bulk power system, and educating and certifying industry personnel

New Covert Generating Facility
A 1,176-MW natural gas-fueled generating unit that is expected to be acquired by Consumers in May 2023 and is presently operated by New Covert Generating Company, LLC, a non-affiliated company

NorthStar Clean Energy
NorthStar Clean Energy Company, a wholly owned subsidiary of CMS Energy, formerly known as CMS Enterprises Company

NPDES
National Pollutant Discharge Elimination System, a permit system for regulating point sources of pollution under the Clean Water Act

NREPA
Part 201 of Michigan’s Natural Resources and Environmental Protection Act of 1994, as amended

NWO Holdco
NWO Holdco, L.L.C., a VIE in which NWO Holdco I, LLC, a wholly owned subsidiary of Grand River Wind, holds a Class B membership interest

OPEB
Other Post-Employment Benefits

OPEB Plan
Postretirement health care and life insurance plans of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries

OSHA
Occupational Safety and Health Administration

PBO
Projected benefit obligation

PCB
Polychlorinated biphenyl

PFAS
Per- and polyfluoroalkyl substances

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
CMS Energy 4.200 percent cumulative redeemable perpetual preferred stock, Series C, with a liquidation value of $25,000 per share

SOFR
Secured overnight financing rate calculated and published by the Federal Reserve Bank of New York and selected as the recommended alternative to replace LIBOR for dollar-denominated financial contracts by the Alternative Reference Rates Committee

TAES
Toshiba America Energy Systems Corporation, a non-affiliated company

TCJA
Tax Cuts and Jobs Act of 2017

Term SOFR
The rate per annum that is a forward-looking term rate based on SOFR

T.E.S. Filer City
T.E.S. Filer City Station Limited Partnership, a VIE in which HYDRA‑CO has a 50-percent interest

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
Forward-Looking Statements and Information
This Form 10-K and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:
•the impact and effect of recent events, such as the war in Ukraine, the COVID-19 pandemic, and the responses to these events, and related economic disruptions including, but not limited to, labor shortages, inflation, and supply chain disruptions, all of which could impact CMS Energy’s and Consumers’ workforce, operations, revenues, expenses, uncollectible accounts, energy efficiency programs, postretirement benefits funding, PSCR and GCR costs, capital investment programs, cash flows, liquidity, maintenance of existing assets, and other operating expenses
•the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures
•potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities
•changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers

•the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, PURPA, infrastructure integrity or security, cybersecurity, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather and climate conditions; natural disasters; catastrophic weather-related damage; scheduled or unscheduled equipment outages; maintenance or repairs; contractor performance; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; and changes in trade policies or regulations
•increased frequency or intensity of storms and other adverse weather events due to climate change that could negatively impact infrastructure owned by CMS Energy or Consumers
•the ability of CMS Energy and Consumers to execute cost-reduction strategies
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before agencies such as EGLE, the EPA, FERC, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ coal ash management or routine maintenance, repair, and replacement classification under New Source Review, a construction-permitting program under the Clean Air Act
•changes in energy markets, including availability, price, and seasonality of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates
•the potential effects on the credit and capital markets of the transition from LIBOR to an alternative reference interest rate, including SOFR, which may perform differently than LIBOR and could result in increased interest rate expense
•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital

•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, increased use of self-generation including distributed generation, energy waste reduction, or energy storage
•loss of customer demand for natural gas due to alternative technologies or fuels
•restricted ability to construct natural gas infrastructure due to environmental regulations or other governmental action
•ability of Consumers to meet increased renewable energy demand due to customers seeking to meet their own sustainability goals in a timely and cost-efficient manner
•the reputational or other impact on CMS Energy and Consumers of the failure to achieve greenhouse gas reduction goals related to reducing their impact on climate change
•adverse consequences of employee, director, or third-party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the implementation of the 2021 IRP, including any action by a regulatory authority or other third party to prohibit, delay, or impair the implementation of the 2021 IRP
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, community opposition, and government approvals
•potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, operations, or backup systems due to accidents, explosions, physical disasters, global pandemics, cyber incidents, civil unrest, vandalism, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions

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
CMS Energy manages its businesses by the nature of services each provides, and operates principally in three business segments: electric utility; gas utility; and NorthStar Clean Energy, its non‑utility operations and investments. Consumers’ consolidated operations account for the substantial majority of CMS Energy’s total assets, income, and operating revenue. CMS Energy’s consolidated operating revenue was $8.6 billion in 2022, $7.3 billion in 2021, and $6.4 billion in 2020.
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
Consumers’ consolidated operating revenue was $8.2 billion in 2022, $7.0 billion in 2021, and $6.2 billion in 2020. For further information about operating revenue, income, and assets and liabilities attributable to Consumers’ electric and gas utility operations, see Item 8. Financial Statements and Supplementary Data—Consumers Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
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

In 2022, Consumers served 1.9 million electric customers and 1.8 million gas customers in Michigan’s Lower Peninsula. Presented in the following map are Consumers’ service territories:

Electric service territory

Gas service territory

Combination electric and gas service territory

•	Electric generation and battery storage facilities

CMS Energy and Consumers—The Triple Bottom Line
For information regarding CMS Energy’s and Consumers’ purpose and impact on the “triple bottom line” of people, planet, and profit, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.
Business Segments
Consumers Electric Utility
Electric Utility Operations: Consumers’ electric utility operations, which include the generation, purchase, distribution, and sale of electricity, generated operating revenue of $5.4 billion in 2022, $5.0 billion in 2021, and $4.4 billion in 2020. Consumers’ electric utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2022 electric utility operating revenue of $5.4 billion by customer class:

Other: 7%
Industrial: 15%
Residential: 46%
Commercial: 32%

Consumers’ electric utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.
In 2022, Consumers’ electric deliveries were 37 billion kWh, which included ROA deliveries of three billion kWh, resulting in net bundled sales of 34 billion kWh. In 2021, Consumers’ electric deliveries were 36 billion kWh, which included ROA deliveries of three billion kWh, resulting in net bundled sales of 33 billion kWh.
Consumers’ electric utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment.

Presented in the following illustration are Consumers’ monthly weather-normalized electric deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including ROA deliveries, during 2022 and 2021:

4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
0
Total GWh per Month
January
February
March
April
May
June
July
August
September
October
November
December
2021
2022

Consumers’ 2022 summer peak demand was 8,061 MW, which included ROA demand of 532 MW. For the 2021-2022 winter season, Consumers’ peak demand was 5,559 MW, which included ROA demand of 447 MW. As required by MISO reserve margin requirements, Consumers owns or controls, through long-term PPAs and short-term capacity purchases, all of the capacity required to supply its projected firm peak load and necessary reserve margin for summer 2023.
Electric Utility Properties: Consumers owns and operates electric generation and distribution facilities. For details about Consumers’ electric generation facilities, see the Electric Utility Generation and Supply Mix section that follows this Electric Utility Properties section. Consumers’ distribution system consists of:
•212 miles of high-voltage distribution overhead lines operating at 138 kV
•four miles of high-voltage distribution underground lines operating at 138 kV
•4,430 miles of high-voltage distribution overhead lines operating at 46 kV and 69 kV
•19 miles of high-voltage distribution underground lines operating at 46 kV
•82,326 miles of electric distribution overhead lines
•9,501 miles of underground distribution lines
•1,093 substations with an aggregate transformer capacity of 27 million kVA
•three battery facilities with storage capacity of 2 MWh
Consumers is interconnected to the interstate high-voltage electric transmission system owned by METC and operated by MISO. Consumers is also interconnected to neighboring utilities and to other transmission systems.

Electric Utility Generation and Supply Mix: Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs and provides the foundation for its goal to achieve net-zero carbon emissions from its electric business by 2040. This goal includes not only emissions from owned generation, but also emissions from the generation of power purchased through long-term PPAs and from the MISO energy market.
In June 2022, Consumers received approval of its 2021 IRP, which updated its Clean Energy Plan. With these updates, Consumers expects to meet 90 percent of its customers’ needs with clean energy sources by 2040 through execution of its plan, which calls for replacing its coal-fueled generation predominantly with investment in renewable energy. New technologies and carbon offset measures including, but not limited to, carbon sequestration, methane emission capture, forest preservation, and reforestation may be used to close the gap to achieving net-zero carbon emissions. Specifically, the Clean Energy Plan provides for the retirement of the D.E. Karn coal-fueled generating units in 2023 and the J.H. Campbell coal-fueled generating units in 2025. For further information on Consumers’ progress towards its net-zero carbon emissions goal, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.

Presented in the following table are details about Consumers’ 2022 electric generation and supply mix:

Name and Location (Michigan)	Number of Units and Year Entered Service	2022 Generation Capacity (MW)	[1]	2022 Electric Supply (GWh)
Coal steam generation
J.H. Campbell 1 & 2 – West Olive[2]	2 Units, 1962-1967	610		2,869
J.H. Campbell 3 – West Olive[2,3]	1 Unit, 1980	785		4,449
D.E. Karn 1 & 2 – Essexville[4]	2 Units, 1959-1961	489		2,899
		1,884		10,217
Oil/Gas steam generation
D.E. Karn 3 & 4 – Essexville	2 Units, 1975-1977	1,213		167
Hydroelectric
Ludington – Ludington	6 Units, 1973	1,109	[5]	(370)	[6]
Conventional hydro generation	35 Units, 1906-1949	78		381
		1,187		11
Gas combined cycle
Jackson – Jackson	1 Unit, 2002	535		2,205
Zeeland – Zeeland	3 Units, 2002	533		3,456
		1,068		5,661
Gas combustion turbines
Zeeland (simple cycle) – Zeeland	2 Units, 2001	317		860
Wind generation
Cross Winds® Energy Park – Tuscola County	114 Turbines, 2014, 2018, and 2019	33		747
Lake Winds® Energy Park – Mason County	56 Turbines, 2012	13		269
Gratiot Farms Wind Project – Gratiot County	60 Turbines, 2020	10		421
Crescent Wind Farm – Hillsdale County	60 Turbines, 2021	8		392
		64		1,829
Solar generation
Solar Gardens – Allendale, Cadillac, and Kalamazoo	16,852 Panels, 2016-2021	3		7
Total owned generation		5,736		18,752
Purchased power[7]
Coal generation – T.E.S. Filer City		60		500
Gas generation – MCV Facility[8]		1,240		5,857
Other gas generation		155		1,325
Nuclear generation[9]		—		2,692
Wind generation		60		1,017
Solar generation		71		227
Other renewable generation		204		1,197
		1,790		12,815
Net interchange power[10]		—		3,943
Total purchased and interchange power		1,790		16,758
Total supply		7,526		35,510
Less distribution and transmission loss				1,940
Total net bundled sales				33,570

1Represents generation capacity during the summer months (planning year 2022 capacity as reported to MISO and limited by interconnection service limits). For wind and solar generation, the amount represents the effective load-carrying capability.
2Consumers plans to retire these generating units in 2025.
3Represents Consumers’ share of the capacity of the J.H. Campbell 3 unit, net of the 6.69‑percent ownership interest of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc, each a non-affiliated company.
4Consumers plans to retire these generating units in 2023.
5Represents Consumers’ 51‑percent share of the capacity of Ludington. DTE Electric holds the remaining 49‑percent ownership interest.
6Represents Consumers’ share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak‑demand hours.
7Represents purchases under long-term PPAs.
8For information about Consumers’ long-term PPA related to the MCV Facility, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments—Contractual Commitments.
9Represents purchases from a nuclear generating facility that closed in May 2022.
10Represents purchases from the MISO energy market.

Presented in the following table are the sources of Consumers’ electric supply for the last three years:

GWh
Years Ended December 31	2022	2021	2020
Owned generation
Coal	10,217	10,861	7,960
Gas	6,684	5,555	5,883
Renewable energy	2,217	1,974	1,505
Oil	4	7	6
Net pumped storage[1]	(370)	(321)	(371)
Total owned generation	18,752	18,076	14,983
Purchased power[2]
Gas generation	7,182	5,862	7,346
Nuclear generation	2,692	6,901	6,898
Renewable energy generation	2,441	2,408	2,225
Coal generation	500	494	513
Net interchange power[3]	3,943	645	2,655
Total purchased and interchange power	16,758	16,310	19,637
Total supply	35,510	34,386	34,620
1Represents Consumers’ share of net pumped-storage generation. During 2022, the pumped-storage facility consumed 1,339 GWh of electricity to pump water during off-peak hours for storage in order to generate 969 GWh of electricity later during peak-demand hours.
2Represents purchases under long-term PPAs.
3Represents purchases from the MISO energy market.
During 2022, Consumers acquired 47 percent of the electricity it provided to customers through long-term PPAs and the MISO energy market. Consumers offers its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the market to serve the demand of its customers. Consumers is a net purchaser of power and supplements its generation capability with purchases from the MISO energy market.
At December 31, 2022, Consumers had future commitments to purchase capacity and energy under long-term PPAs with various generating plants. These contracts require monthly capacity payments based on the plants’ availability or deliverability. The payments for 2023 through 2050 are estimated to total $8.5 billion and, for each of the next five years, range from $0.7 billion to $0.8 billion annually. These amounts may vary depending on plant availability and fuel costs. For further information about Consumers’ future capacity and energy purchase obligations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Other Material Cash Requirements and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments—Contractual Commitments.
During 2022, 29 percent of the energy Consumers provided to customers was generated by its coal-fueled generating units, which burned six million tons of coal and produced a combined total of 10,217 GWh of electricity. In order to obtain the coal it needs, Consumers enters into physical coal supply contracts.

At December 31, 2022, Consumers had future commitments to purchase coal through 2024; payment obligations under these contracts totaled $104 million. Most of Consumers’ rail-supplied coal contracts have fixed prices, although some contain market-based pricing. At December 31, 2022, Consumers had 85 percent of its 2023 expected coal requirements under contract, as well as a 34-day supply of coal on hand.
In conjunction with its coal supply contracts, Consumers leases a fleet of railcars and has transportation contracts with various companies to provide rail services for delivery of purchased coal to Consumers’ generating facilities. Consumers’ coal transportation contracts are future commitments and expire on various dates through 2025; payment obligations under these contracts totaled $428 million at December 31, 2022.
During 2022, 19 percent of the energy Consumers provided to customers was generated by its natural gas‑fueled generating units, which burned 49 bcf of natural gas and produced a combined total of 6,684 GWh of electricity.
In order to obtain the gas it needs for electric generation fuel, Consumers’ electric utility purchases gas from the market near the time of consumption, at prices that allow it to compete in the electric wholesale market. For the Jackson and Zeeland plants, Consumers utilizes an agent that owns firm transportation rights to each plant to purchase gas from the market and transport the gas to the facilities. For units 3 & 4 of D.E. Karn, Consumers holds gas transportation contracts to transport to the plant gas that Consumers or an agent purchase from the market.
Electric Utility Competition: Consumers’ electric utility business is subject to actual and potential competition from many sources, in both the wholesale and retail markets, as well as in electric generation, electric delivery, and retail services.
Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At December 31, 2022, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.9 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties.
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

Consumers Gas Utility
Gas Utility Operations: Consumers’ gas utility operations, which include the purchase, transmission, storage, distribution, and sale of natural gas, generated operating revenue of $2.7 billion in 2022, $2.1 billion in 2021, and $1.8 billion in 2020. Consumers’ gas utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.
Presented in the following illustration is Consumers’ 2022 gas utility operating revenue of $2.7 billion by customer class:

Other: 4%
Industrial: 4%
Commercial: 16%
GCC: 14%
Residential 62%

Consumers’ gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.
In 2022, deliveries of natural gas through Consumers’ pipeline and distribution network, including off-system transportation deliveries, totaled 391 bcf, which included GCC deliveries of 34 bcf. In 2021, deliveries of natural gas through Consumers’ pipeline and distribution network, including off-system transportation deliveries, totaled 347 bcf, which included GCC deliveries of 33 bcf. Consumers’ gas utility operations are seasonal. The consumption of natural gas increases in the winter, due primarily to colder temperatures and the resulting use of natural gas as heating fuel. Consumers injects natural gas into storage during the summer months for use during the winter months. During 2022, 48 percent of the natural gas supplied to all customers during the winter months was supplied from storage.

Presented in the following illustration are Consumers’ monthly weather-normalized natural gas deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including GCC deliveries, during 2022 and 2021:

Total bcf per Month
0
10
20
30
40
50
60
January
February
March
April
May
June
July
August
September
October
November
December
2021
2022

Gas Utility Properties: Consumers’ gas transmission, storage, and distribution system consists of:
•2,380 miles of transmission lines
•15 gas storage fields with a total storage capacity of 309 bcf and a working gas volume of 151 bcf
•28,170 miles of distribution mains
•eight compressor stations with a total of 157,893 installed and available horsepower
Under its Methane Reduction Plan, Consumers has set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset by purchasing and/or producing renewable natural gas. For further information on Consumers’ progress towards its net-zero methane emissions goal, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.

Gas Utility Supply: In 2022, Consumers purchased 86 percent of the gas it delivered from U.S. suppliers. The remaining 14 percent was purchased from authorized GCC suppliers and delivered by Consumers to customers in the GCC program. Presented in the following illustration are the supply arrangements for the gas Consumers delivered to GCC and GCR customers during 2022:

GCC suppliers: 14%
GCR firm city-gate contracts: 52%
GCR firm gas transportation contracts: 34%

Firm gas transportation or firm city-gate contracts are those that define a fixed amount, price, and delivery time frame. Consumers’ firm gas transportation contracts are with Panhandle Eastern Pipe Line Company and Trunkline Gas Company, LLC, each a non‑affiliated company. Under these contracts, Consumers purchases and transports gas to Michigan for ultimate delivery to its customers. Consumers’ firm gas transportation contracts expire on various dates through 2024 with planned contract volumes providing 38 percent of Consumers’ total forecasted gas supply requirements for 2023. Consumers purchases the balance of its required gas supply under firm city-gate contracts and through authorized suppliers under the GCC program.
Gas Utility Competition: Competition exists in various aspects of Consumers’ gas utility business. Competition comes from GCC and transportation programs; system bypass opportunities for new and existing customers; and from alternative fuels and energy sources, such as propane, oil, and electricity.

NorthStar Clean Energy—Non-Utility Operations and Investments
NorthStar Clean Energy, through various subsidiaries and certain equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production. NorthStar Clean Energy’s operating revenue was $445 million in 2022, $308 million in 2021, and $229 million in 2020.
Independent Power Production: Presented in the following table is information about the independent power plants in which CMS Energy had an ownership interest at December 31, 2022:

Location	Ownership Interest (%)	Primary Fuel Type	Gross Capacity (MW)	[1]	2022 Net Generation (GWh)
Dearborn, Michigan	100	Natural gas	770		4,786
Gaylord, Michigan	100	Natural gas	134		14
Paulding County, Ohio	100	Wind	100		317
Comstock, Michigan	100	Natural gas	76		111
Delta Township, Michigan	100	Solar	24		40
Phillips, Wisconsin	100	Solar	3		5
Paulding County, Ohio	100	Solar and storage	3		2
Coke County, Texas	51	Wind	525		1,894
Filer City, Michigan	50	Coal	73		498
New Bern, North Carolina	50	Wood waste	50		291
Flint, Michigan	50	Wood waste	40		163
Grayling, Michigan	50	Wood waste	38		219
Total			1,836		8,340
1Represents the intended full-load sustained output of each plant. The amount of capacity relating to CMS Energy’s ownership interest was 1,478 MW and net generation relating to CMS Energy’s ownership interest was 6,826 GWh at December 31, 2022.
The operating revenue from independent power production was $58 million in 2022, $48 million in 2021, and $32 million in 2020.
Energy Resource Management: CMS ERM purchases and sells energy commodities in support of CMS Energy’s generating facilities with a focus on optimizing CMS Energy’s independent power production portfolio. In 2022, CMS ERM marketed two bcf of natural gas and 6,494 GWh of electricity. Electricity marketed by CMS ERM was generated by independent power production of NorthStar Clean Energy and by unrelated third parties. CMS ERM’s operating revenue was $387 million in 2022, $260 million in 2021, and $197 million in 2020.
NorthStar Clean Energy Competition: NorthStar Clean Energy competes with other independent power producers. The needs of this market are driven by electric demand and the generation available.

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
FERC and NERC
FERC has exercised limited jurisdiction over several independent power plants and exempt wholesale generators in which NorthStar Clean Energy has ownership interests, as well as over CMS ERM, CMS Gas Transmission, and DIG. FERC’s jurisdiction includes, among other things, acquisitions, operations, disposals of certain assets and facilities, services provided and rates charged, and conduct among affiliates. FERC also has limited jurisdiction over holding company matters with respect to CMS Energy. FERC, in connection with NERC and with regional reliability organizations, also regulates generation and transmission owners and operators, load serving entities, purchase and sale entities, and others with regard to reliability of the bulk power system.
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
The Michigan Attorney General, ABATE, the MPSC Staff, residential customer advocacy groups, environmental organizations, and certain other parties typically participate in MPSC proceedings concerning Consumers. These parties often challenge various aspects of those proceedings, including the prudence of Consumers’ policies and practices, and seek cost disallowances and other relief. The parties also have appealed significant MPSC orders.
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
CMS Energy and Consumers Environmental Strategy and Compliance
CMS Energy and Consumers are committed to protecting the environment; this commitment extends beyond compliance with applicable laws and regulations. Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs and provides the foundation for its goal to achieve net-zero carbon emissions from its electric business by 2040. This goal includes not only emissions from owned generation, but also emissions from the generation of power purchased through long-term PPAs and from the MISO energy market.
Consumers expects to meet 90 percent of its customers’ needs with clean energy sources by 2040 through execution of its Clean Energy Plan, which calls for replacing its coal-fueled generation predominantly with investment in renewable energy. New technologies and carbon offset measures including, but not limited to, carbon sequestration, methane emission capture, forest preservation, and reforestation may be used to close the gap to achieving net-zero carbon emissions.
In June 2022, Consumers received approval of its 2021 IRP, which updated its Clean Energy Plan. With these updates, Consumers will eliminate the use of coal-fueled generation in 2025 and forecasts renewable energy capacity levels of over 60 percent in 2040. For additional information on Consumers’ Clean Energy Plan, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties.
In addition to Consumers’ efforts to reduce the electric utility’s carbon footprint, it is also making efforts to reduce the gas utility’s methane footprint. Under its Methane Reduction Plan, Consumers has set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset by purchasing and/or producing renewable natural gas. For additional information on Consumers’ Methane Reduction Plan, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Gas Utility Outlook and Uncertainties—Gas Environmental Outlook.
CMS Energy, Consumers, and their subsidiaries are subject to various federal, state, and local environmental regulations for solid waste management, air and water quality, and other matters. Consumers expects to recover costs to comply with environmental regulations in customer rates but cannot guarantee this result. For additional information concerning environmental matters, see Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook, and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments.

CMS Energy has recorded a $45 million liability for its subsidiaries’ obligations associated with Bay Harbor and Consumers has recorded a $62 million liability for its obligations at a number of former MGP sites. For additional information, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments.
Costs related to the construction, operation, corrective action, and closure of solid waste disposal facilities for coal ash are significant. Consumers’ coal ash disposal areas are regulated under Michigan’s solid waste rules and by the EPA’s rules regulating CCRs. To address some of the requirements of these rules, Consumers has converted all of its fly ash handling systems to dry systems. In addition, Consumers’ ash facilities have programs designed to protect the environment and are subject to quarterly EGLE inspections. Consumers’ estimate of capital and cost of removal expenditures to comply with regulations relating to ash disposal is $205 million from 2023 through 2027. Consumers’ future costs to comply with solid waste disposal regulations may vary depending on future legislation, litigation, executive orders, treaties, or rulemaking.
For further information concerning estimated capital expenditures related to environmental matters, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
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
Human Capital
CMS Energy and Consumers employ a highly trained and skilled workforce comprised of union, non‑union, and seasonal employees. Presented in the following table are the number of employees of CMS Energy and Consumers:

December 31	2022	2021	2020
CMS Energy, including Consumers
Full-time and part-time employees	8,560	8,509	8,234
Seasonal employees[1]	513	613	603
Total employees	9,073	9,122	8,837
Consumers
Full-time and part-time employees	8,366	8,314	7,627
Seasonal employees[1]	513	613	603
Total employees	8,879	8,927	8,230
1Consumers’ seasonal workforce peaked at 587 employees during 2022, 622 employees during 2021, and 603 employees during 2020. Seasonal employees work primarily during the construction season.

At December 31, 2022, unions represented 41 percent of CMS Energy’s employees and 42 percent of Consumers’ employees. The UWUA represents Consumers’ operating, maintenance, construction, and customer contact center employees. The USW represents Zeeland plant employees. The UWUA and USW agreements expire in 2025.
The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. On an annual basis, CMS Energy and Consumers set various safety goals, with their primary measure being the OSHA recordable incident rate. The recordable incident rate was 1.17 in 2022 and 1.54 in 2021. The target recordable incident rate for 2023 is 1.07. Over the last ten years, Consumers’ OSHA recordable incident rate has decreased by 34 percent.
Within the utility industry, there is strong competition for rare, high-demand talent, including those related to renewable energy generation, technology, and data analytics. In order to address this competition and to be able to meet their human capital needs, CMS Energy and Consumers provide compensation and benefits that are competitive with industry peers. Furthermore, CMS Energy and Consumers have developed a comprehensive talent strategy, the People Strategy, to attract, develop, and retain highly skilled employees. The strategy focuses on three areas, which are summarized below.
•Cultivating a Purpose-Driven Culture: This goal is aimed at ensuring all co-workers understand how their work drives CMS Energy’s and Consumers’ key strategic goals. CMS Energy’s and Consumers’ progress toward a purpose-driven culture is measured through an engagement index and an empowerment index developed from data obtained through an annual employee engagement survey of union and non-union co-workers administered by a third party. For the year ended December 31, 2022, the employee engagement index score, which measures the percentage of employees that feel satisfied with the company, was 71 percent and ranked in the second quartile of general industry companies. The employee empowerment index score, which measures the percentage of employees that feel the workplace promotes empowerment, was 54 percent and ranked in the third quartile of general industry companies. The general industry benchmark was created by the third party who administered the survey through a targeted sampling of working adults within the U.S. who work for firms with widely respected reputations. CMS Energy and Consumers have a goal to achieve a first-quartile empowerment index score by 2030.
•Creating a Breakthrough Employee Experience: A breakthrough employee experience is one that instills pride and ownership in one’s work. To measure progress toward a breakthrough employee experience, CMS Energy and Consumers measure employees’ satisfaction with people processes, such as performance management and hiring and onboarding new employees. For the year ended December 31, 2022, the employee experience index was 54 percent; CMS Energy and Consumers have a goal to achieve a score of 80 percent by 2030.
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
Diversity, Equity, and Inclusion
As a part of their People Strategy, CMS Energy and Consumers also employ a comprehensive diversity, equity, and inclusion strategy designed to embed diversity, equity, and inclusion into all aspects of their business. This is done through embedding standards for diversity, equity, and inclusion into all company processes and ensuring these standards are incorporated into all employee experiences. To measure their success, CMS Energy and Consumers utilize select questions in the annual engagement survey to create a diversity, equity, and inclusion index. For the year ended December 31, 2022, the diversity, equity, and inclusion index score was 72 percent.
CMS Energy and Consumers are committed to building an inclusive workplace that embraces the diverse makeup of the communities that they serve. The following table presents the composition of CMS Energy’s and Consumers’ workforce:

December 31, 2022	CMS Energy, including Consumers	Consumers
Percent female employees	27%	28%
Percent racially or ethnically diverse employees	12	12
Percent employees with disabilities	5	5
Percent veteran employees	11	11
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
Presented in the following table are the company positions held during the last five years for each of CMS Energy’s and Consumers’ executive officers as of February 3, 2023:

Name, Age, Position(s)	Period
Garrick J. Rochow (age 48)
CMS Energy
President, CEO, and Director	12/2020 – Present
Executive Vice President	1/2020 – 12/2020
Senior Vice President	7/2016 – 1/2020
Consumers
President, CEO, and Director	12/2020 – Present
Executive Vice President	1/2020 – 12/2020
Senior Vice President	7/2016 – 1/2020
NorthStar Clean Energy
Chairman of the Board, CEO, and Director	12/2020 – Present
Rejji P. Hayes (age 48)
CMS Energy
Executive Vice President and CFO	5/2017 – Present
Consumers
Executive Vice President and CFO	5/2017 – Present
NorthStar Clean Energy
Executive Vice President, CFO, and Director	5/2017 – Present
EnerBank
Chairman of the Board and Director	10/2018 – 10/2021
Tonya L. Berry (age 50)
CMS Energy
Senior Vice President	2/2022 – Present
Consumers
Senior Vice President	2/2022 – Present
Vice President	11/2018 – 2/2022
Executive Director, Quality	7/2017 – 11/2018
Catherine A. Hendrian (age 54)
CMS Energy
Senior Vice President	4/2017 – Present
Consumers
Senior Vice President	4/2017 – Present

Name, Age, Position(s)	Period
Brandon J. Hofmeister (age 46)
CMS Energy
Senior Vice President	7/2017 – Present
Consumers
Senior Vice President	7/2017 – Present
NorthStar Clean Energy
Senior Vice President	9/2017 – Present
Shaun M. Johnson (age 44)
CMS Energy
Senior Vice President and General Counsel	5/2019 – Present
Vice President and Deputy General Counsel	4/2016 – 5/2019
Consumers
Senior Vice President and General Counsel	5/2019 – Present
Vice President and Deputy General Counsel	4/2016 – 5/2019
NorthStar Clean Energy
Senior Vice President, General Counsel, and Director	4/2019 – Present
Vice President and General Counsel	10/2018 – 4/2019
EnerBank
Senior Vice President and General Counsel	8/2018 – 6/2020
Venkat Dhenuvakonda Rao (age 52)
CMS Energy
Senior Vice President	9/2016 – Present
Consumers
Senior Vice President	9/2016 – Present
NorthStar Clean Energy
Director	11/2017 – Present
Senior Vice President	9/2016 – Present
Brian F. Rich (age 48)
CMS Energy
Senior Vice President and Chief Customer Officer	8/2019 – Present
Senior Vice President and Chief Information Officer	7/2016 – 8/2019
Consumers
Senior Vice President and Chief Customer Officer	8/2019 – Present
Senior Vice President and Chief Information Officer	7/2016 – 8/2019
LeeRoy Wells, Jr. (age 44)
CMS Energy
Senior Vice President	12/2020 – Present
Consumers
Senior Vice President	12/2020 – Present
Vice President	8/2017 – 12/2020

Name, Age, Position(s)	Period
Scott B. McIntosh (age 47)
CMS Energy
Vice President, Controller, and CAO	9/2021 – Present
Vice President and Controller	6/2021 – 9/2021
Vice President	9/2015 – 6/2021
Consumers
Vice President, Controller, and CAO	9/2021 – Present
Vice President and Controller	6/2021 – 9/2021
Vice President	9/2015 – 6/2021
NorthStar Clean Energy
Vice President, Controller, and CAO	9/2021 – Present
Vice President and Controller	6/2021 – 9/2021
Vice President	9/2015 – 6/2021
There are no family relationships among executive officers and directors of CMS Energy or Consumers. The list of directors and their biographies will be included in CMS Energy’s and Consumers’ definitive proxy statement for their 2023 Annual Meetings of Shareholders to be held May 5, 2023. The term of office of each of the executive officers extends to the first meeting of each of the Boards of Directors of CMS Energy and Consumers after the next annual election of Directors of CMS Energy and Consumers (to be held on May 5, 2023).
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
Michigan law allows customers to use distributed energy resources for their electric energy needs. These distributed energy resources are connected to Consumers’ electric grid. The state distributed generation program is currently capped by the 2016 Energy Law at one percent of utilities’ peak loads, but in the settlement of its 2022 electric rate case, Consumers agreed to increase the cap to four percent on its system. Consumers is required to purchase distributed generation customers’ excess generation at rates determined by the MPSC. Recent FERC policy will also soon allow many customer-owned behind-the-meter and grid-connected distributed energy resources to participate in and receive revenue from wholesale electricity markets. Increased customer use of distributed energy resources could result in a reduction of Consumers’ electric sales. Third parties’ operations of distributed energy resources could also potentially have a negative impact on the stability of the grid. An increase in customers’ use of distributed energy resources, and the rate structure for distributed energy resources customers’ use of Consumers’ system and Consumers’ purchases of their excess generation, could have a material adverse effect on CMS Energy and Consumers.
CMS Energy and Consumers are subject to rate regulation, which could have a material adverse effect on financial results.
CMS Energy and Consumers are subject to rate regulation. Consumers’ electric and gas retail rates are set by the MPSC and cannot be changed without regulatory authorization. If rate regulators fail to provide adequate rate relief, it could have a material adverse effect on Consumers or Consumers’ plans for making significant capital investments. Additionally, increasing rates could result in additional regulatory scrutiny, regulatory or legislative actions, and increased competitive or political pressures, all of which could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.
Orders of the MPSC could limit recovery of costs of providing service. These orders could also result in adverse regulatory treatment of other matters. For example, MPSC orders could prevent or curtail Consumers from shutting off non‑paying customers or could prevent or limit the implementation of a gas revenue mechanism. Regulators could face competitive or political pressures to avoid or limit rate increases for a number of reasons, including economic downturn in the state or decreased customer base, among others.
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
CMS Energy and Consumers have announced ambitious plans to reduce their impact on climate change and increase the reliability of their electric distribution system. Achieving these plans depends on numerous factors, many of which are outside of their control.
Consumers has announced a long-term strategy for delivering clean, reliable, resilient, and affordable energy, including a plan to end coal use in 2025 as set forth in the 2021 IRP. The MPSC, FERC, other regulatory authorities, or other third parties may prohibit, delay, or impair the 2021 IRP and some or all of the 2021 IRP-associated acquisitions of owned or purchased electric generation capacity. Consumers may be unable to acquire, site, and/or permit some or all of the generation capacity proposed in the 2021 IRP. Consumers’ ability to implement the 2021 IRP may be affected by global supply chain disruptions and changes in the cost, availability, and supply of generation capacity. While CMS Energy and Consumers continue to advocate for advances in technologies required to reduce or eliminate greenhouse gases on a cost-effective basis, such advances are largely outside of CMS Energy’s and Consumers’ control. Advancements in technology related to items such as battery storage and electric vehicles may not become commercially available or economically feasible as projected in the 2021 IRP. Customer programs such as energy efficiency and demand response may not realize the projected levels of customer participation.

Consumers has also announced its Natural Gas Delivery Plan, a 10-year strategic investment plan to deliver safe, reliable, clean, and affordable natural gas to customers. This plan includes accelerated infrastructure replacements, innovative leak detection technology, and process changes to reduce or eliminate methane emissions. The MPSC, FERC, other regulatory authorities, or other third parties may prohibit, delay, or impair the Natural Gas Delivery Plan and some or all of the associated capital investments. Consumers’ ability to implement its plan may be affected by environmental regulations, global supply chain disruptions, and changes in the cost, availability, and supply of natural gas or the ability to deliver natural gas to customers. Advancements in technology related to items such as renewable natural gas may not become commercially available or economically feasible as projected in Consumers’ plan.
CMS Energy and Consumers could suffer financial loss, reputational damage, litigation, or other negative repercussions if they are unable to achieve their ambitious plans.
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
The Dodd-Frank Act provides for regulation by the Commodity Futures Trading Commission of certain commodity-related contracts. Although CMS Energy, Consumers, and certain subsidiaries of NorthStar Clean Energy qualify for an end-user exception from mandatory clearing of commodity-related swaps, these regulations could affect the ability of these entities to participate in these markets and could add additional regulatory oversight over their contracting activities.
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
CMS Energy and Consumers have interests in fossil-fuel-fired power plants, other types of power plants, and natural gas systems that emit greenhouse gases. Federal, state, and local environmental laws and rules, as well as international accords and treaties, could require CMS Energy and Consumers to install additional equipment for emission controls, undertake heat-rate improvement projects, purchase carbon emissions allowances, curtail operations, invest in generating capacity with fewer carbon dioxide emissions, or take other significant steps to manage or lower the emission of greenhouse gases. Similarly,

Consumers could be restricted from constructing natural gas infrastructure due to potential environmental regulations, which could require more costly alternatives.
The following risks related to climate change, emissions, and environmental regulations could also have a material adverse impact on CMS Energy and Consumers:
•a change in regulators’ implementation of policy or litigation originated by third parties against CMS Energy or Consumers due to CMS Energy’s or Consumers’ greenhouse gas or other emissions or CCR disposal and storage
•impairment of CMS Energy’s or Consumers’ reputation due to their greenhouse gas or other emissions and public perception of their response to potential environmental regulations, rules, and legislation
•extreme weather conditions, such as severe storms or flooding, that may affect customer demand, company operations, or company infrastructure
Consumers expects to collect fully from its customers, through the ratemaking process, expenditures incurred to comply with environmental regulations, but cannot guarantee this outcome. If Consumers were unable to recover these expenditures from customers in rates, CMS Energy or Consumers could be required to seek significant additional financing to fund these expenditures.
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
A delay or failure by CMS Energy or Consumers to obtain or maintain any necessary environmental permits or approvals to satisfy any applicable environmental regulatory requirements or install emission or pollution control equipment could:
•prevent the construction of new facilities
•prevent the continued operation of and sale of energy from existing facilities
•prevent the suspension of operations at existing facilities
•prevent the modification of existing facilities
•result in significant additional costs
CMS Energy and Consumers expect to incur additional substantial costs related to remediation of legacy environmental sites.
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
Customers could also reduce their consumption through demand-side energy conservation and energy waste reduction programs. Similarly, customers could also reduce their consumption of natural gas through alternative technologies or fuels.
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
If Consumers were unable to obtain its supply requirements, it could be required to purchase natural gas or coal at higher prices, implement its natural gas curtailment program filed with the MPSC, or purchase replacement power at higher prices.
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
General Risk Factors
The COVID-19 pandemic could materially and adversely affect each of CMS Energy’s and Consumers’ business, results of operations, financial condition, capital investment program, liquidity, and cash flows.
The COVID‑19 pandemic has had widespread impacts on people, businesses, economies, and financial markets globally, in the U.S., and in markets where CMS Energy and Consumers conduct business. These impacts include a reduction in economic activity, disruption to supply chains and operations, increased labor costs, reduced availability of labor, and reduced productivity.
CMS Energy and Consumers are exposed to counterparty risk.
Adverse economic conditions or financial difficulties experienced by counterparties with whom CMS Energy and Consumers do business could impair the ability of these counterparties to pay for

CMS Energy’s and Consumers’ services and/or fulfill their contractual obligations, including performance and payment of damages. CMS Energy and Consumers depend on these counterparties to remit payments and perform contracted services in a timely and adequate fashion. Any delay or default in payment or performance, including inadequate performance, of contractual obligations could have a material adverse effect on CMS Energy and Consumers.
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
At December 31, 2022, unions represent 42 percent of Consumers’ employees. Consumers’ union agreements expire in 2025. If these employees were to engage in a strike, work stoppage, or other slowdown, Consumers could experience a significant disruption in its operations and higher ongoing labor costs.
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
•General—CMS Energy
•General—Consumers
•Business Segments—Consumers Electric Utility—Electric Utility Properties
•Business Segments—Consumers Gas Utility—Gas Utility Properties
•Business Segments—NorthStar Clean Energy—Non-Utility Operations and Investments—Independent Power Production

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
Part II
Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
CMS Energy
CMS Energy’s common stock is traded on the New York Stock Exchange under the symbol CMS. At January 13, 2023, the number of registered holders of CMS Energy’s common stock totaled 26,227, based on the number of record holders.
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

Comparison of Five-year Cumulative Total Return

$200
$180
$160
$140
$120
$100
2017
2018
2019
2020
2021
2022
CMS Energy
S&P 500 Index
S&P 400 Utilities Index

	Five-Year Cumulative Total Return
Company/Index	2017	2018	2019	2020	2021	2022
CMS Energy	$100	$108	$141	$140	$154	$154
S&P 500 Index	100	96	126	149	191	157
S&P 400 Utilities Index	100	107	122	105	126	126
These cumulative total returns assume reinvestments of dividends.
Consumers
Consumers’ common stock is privately held by its parent, CMS Energy, and does not trade in the public market.

Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended December 31, 2022:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1, 2022 to October 31, 2022	416	$58.26	—	—
November 1, 2022 to November 30, 2022	—	—	—	—
December 1, 2022 to December 31, 2022	—	—	—	—
Total	416	$58.26	—	—
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
The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. Over the last ten years, Consumers’ OSHA recordable incident rate has decreased by 34 percent.

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
•economic development to increase sales and reduce overall rates
•information and control system efficiencies
•employee and retiree health care cost sharing
•workforce productivity enhancements
While CMS Energy and Consumers have experienced some supply chain disruptions and inflationary pressures, they have taken steps to mitigate the impact on their ability to provide safe and reliable service to customers.
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
CMS Energy and Consumers continue to focus on opportunities to protect the environment and to reduce their carbon footprint. As a result of actions already taken through 2022, CMS Energy and Consumers have:
•decreased their combined percentage of electric supply (self-generated and purchased) from coal by 17 percentage points since 2015
•reduced carbon dioxide emissions by over 30 percent since 2005
•reduced the amount of water used to generate electricity by over 35 percent since 2012
•reduced landfill waste disposal by over 1.7 million tons since 1992
•reduced methane emissions by more than 20 percent since 2012

Since 2005, Consumers has reduced its sulfur dioxide and particulate matter emissions by over 90 percent and its nitrogen oxides emissions by over 80 percent. Consumers began tracking mercury emissions in 2007; since that time, it has reduced such emissions by nearly 90 percent. Presented in the following illustration are Consumers’ reductions in these emissions:

SO2, NOx, and PM Emissions (Tons)
105,000
90,000
75,000
60,000
45,000
30,000
15,000
0
Mercury Emissions (Lbs)
1,000
800
600
400
200
0
2005
2008
2011
2014
2017
2020
Sulfur dioxide (SO2)
Nitrogen oxide (NOx)
Mercury
Particulate matter (PM)

The 2016 Energy Law:
•raised the renewable energy standard to 15 percent in 2021; Consumers has met the 15‑percent requirement and expects to continue meeting the requirement going forward with a combination of newly generated RECs and previously generated RECs carried over from prior years
•established a goal of 35‑percent combined renewable energy and energy waste reduction by 2025; Consumers achieved 33‑percent combined renewable energy and energy waste reduction through 2022
•authorized incentives for demand response programs and energy efficiency programs, referring to the combined initiatives as energy waste reduction programs
•established an integrated planning process for new capacity and energy resources
Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs. The Clean Energy Plan was originally outlined in Consumers’ 2018 IRP, which was approved by the MPSC in 2019. Under its Clean Energy Plan, Consumers will meet the requirements of the 2016 Energy Law using its clean and lean strategy, which focuses on increasing the generation of renewable energy, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times.
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
The 2021 IRP outlines Consumers’ long-term strategy for delivering clean, reliable, resilient, and affordable energy to its customers, including plans to:
•end the use of coal-fueled generation in 2025, 15 years sooner than initially planned
•purchase an existing natural gas-fueled generating unit, providing an additional 1,176 MW of nameplate capacity and allowing Consumers to continue providing controllable sources of electricity to customers
•solicit approximately 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025
•expand its investment in renewable energy, adding nearly 8,000 MW of solar generation by 2040
Under the 2021 IRP, Consumers will continue to earn a return equal to its weighted-average cost of capital on payments made under new competitively bid PPAs approved by the MPSC.
The 2021 IRP will allow Consumers to exceed its breakthrough goal of at least 50‑percent combined renewable energy and energy waste reduction by 2030.
Presented in the following illustration is Consumers’ 2021 capacity portfolio and its future capacity portfolio under its 2021 IRP. This illustration includes the effects of purchased capacity and energy waste reduction and uses the nameplate capacity for all energy sources:

14%
12%
11%
26%
18%
8%
11%
30%
13%
9%
7%
31%
10%
43%
14%
9%
6%
19%
9%
50%
15%
11%
3%
21%
61%
15%
11%
3%
10%
2021
2025
2030
2035
2040
Renewable energy[1]
Energy waste reduction
Energy storage
One-time solicitation[2]
Natural gas
Coal
Nuclear
Oil/gas

1    Does not include RECs.
2    These amounts and fuel sources will vary and are dependent on a one-time competitive solicitation to acquire approximately 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025.

In addition to Consumers’ plan to eliminate its use of coal-fueled generation in 2025, CMS Energy and Consumers have set the net‑zero emissions goals discussed below.
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
Net-zero carbon emissions from electric business by 2040: This goal includes not only emissions from owned generation, but also emissions from the generation of power purchased through long-term PPAs and from the MISO energy market. Consumers expects to meet 90 percent of its customers’ needs with clean energy sources by 2040 through execution of its Clean Energy Plan. New technologies and carbon offset measures including, but not limited to, carbon sequestration, methane emission capture, forest preservation, and reforestation may be used to close the gap to achieving net-zero carbon emissions.
Net-zero greenhouse gas emissions target for the entire business by 2050: This goal, announced in March 2022, incorporates greenhouse gas emissions from Consumers’ natural gas delivery system, including suppliers and customers, and has an interim goal of reducing customer emissions by 20 percent by 2030. Consumers expects to meet this goal through carbon offset measures, renewable natural gas, energy efficiency and demand response programs, and the adoption of cost-effective emerging technologies once proven and commercially available.
Additionally, to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers announced the following targets in 2022:
•to enhance, restore, or protect 6,500 acres of land by 2026; in 2022, Consumers enhanced, restored, or protected over 700 acres of land
•to increase the rate of waste diverted from landfills (through waste reduction, recycling, and reuse) to 90 percent from a baseline of 88 percent; in 2022, Consumers’ rate of waste diverted from landfills was 92 percent
CMS Energy and Consumers are monitoring numerous legislative, policy, and regulatory initiatives, including those to regulate and report greenhouse gases, and related litigation. While CMS Energy and Consumers cannot predict the outcome of these matters, which could affect them materially, they intend to continue to move forward with their clean and lean strategy.
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
In 2022, CMS Energy’s net income available to common stockholders was $827 million, and diluted EPS were $2.85. This compares with net income available to common stockholders of $1.3 billion and diluted EPS of $4.66 in 2021. In 2022, higher gas sales due primarily to favorable weather, along with benefits from gas and electric rate increases, were more than offset by the absence of the 2021 gain on the sale of EnerBank. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.

Over the next five years, Consumers expects weather-normalized electric and gas deliveries to remain relatively stable compared to 2022. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in electric and gas demand.
Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service and positively impacting the triple bottom line of people, planet, and profit. During 2022, CMS Energy and Consumers:
•settled and received approval of Consumers’ 2021 IRP, gas rate case, and electric rate case, demonstrating the constructive nature of Michigan’s regulatory environment
•partnered with state and federal agencies to secure over $100 million of customer assistance to help keep customer bills affordable
•committed to power over 1,200 Michigan public buildings with 100‑percent clean energy
•reached an agreement with General Motors Company, a non-affiliated company, to power all of its auto plants within Consumers’ electric service territory with 100‑percent clean energy
•announced the “Clean Air” program for residential and business customers who want to offset carbon emissions from their natural gas use and help protect the planet’s atmosphere
•installed five new units at the Freedom Compressor Station, continuing progress toward achieving Consumers’ Natural Gas Delivery Plan, making its gas system even more safe, reliable, affordable, and clean
•participated in the state’s economic development efforts that resulted in Gotion, Inc., a non‑affiliated global battery components producer, committing to construct a manufacturing facility in Big Rapids, Michigan
•received recognition as #1 utility company in the U.S. for America’s Best Employers for Women and America’s Best Employers for Diversity by Forbes®
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
Investment Plan: Over the next five years, Consumers expects to make significant expenditures on infrastructure upgrades, replacements, and clean generation. While it has a large number of potential investment opportunities that would add customer value, Consumers has prioritized its spending based on the criteria of enhancing public safety, increasing reliability, maintaining affordability for its customers, and advancing its environmental stewardship. Consumers’ investment program is expected to result in annual rate-base growth of over seven percent. This rate-base growth, together with cost-control measures, should allow Consumers to maintain affordable customer prices.

Presented in the following illustration are planned capital expenditures of $15.5 billion that Consumers expects to make from 2023 through 2027:

Clean generation
$3.1 billion
Gas infrastructure
$6.3 billion
Electric distribution and other
$6.1 billion

Of this amount, Consumers plans to spend $12.4 billion over the next five years to primarily maintain and upgrade its gas infrastructure and electric distribution systems in order to enhance safety and reliability, improve customer satisfaction, reduce energy waste on those systems, and facilitate its clean energy transformation. The gas infrastructure projects comprise $6.3 billion to sustain deliverability, enhance pipeline integrity and safety, and reduce methane emissions. Electric distribution and other projects comprise $6.1 billion to strengthen circuits and substations, replace poles, and interconnect clean energy resources. Consumers also expects to spend $3.1 billion on clean generation, which includes investments in wind, solar, and hydro electric generation resources.
Regulation: Regulatory matters are a key aspect of Consumers’ business, particularly rate cases and regulatory proceedings before the MPSC, which permit recovery of new investments while helping to ensure that customer rates are fair and affordable. Important regulatory events and developments not already discussed are summarized below.
2021 Gas Rate Case: In December 2021, Consumers filed an application with the MPSC seeking an annual rate increase of $278 million, based on a 10.5-percent authorized return on equity for the projected twelve-month period ending September 30, 2023. In July 2022, the MPSC approved a settlement agreement authorizing an annual rate increase of $170 million, based on a 9.9-percent authorized return on equity, effective October 1, 2022. The MPSC also approved the continuation of a revenue decoupling mechanism, which annually reconciles Consumers’ actual weather-normalized non-fuel revenues with the revenues approved.
2022 Gas Rate Case: In December 2022, Consumers filed an application with the MPSC seeking an annual rate increase of $212 million, based on a 10.25-percent authorized return on equity for the projected twelve-month period ending September 30, 2024. The filing requests authority to recover new infrastructure investment and related costs that are expected to allow Consumers to improve system safety and reliability and reduce fugitive methane emissions.

2022 Electric Rate Case: In April 2022, Consumers filed an application with the MPSC seeking a rate increase of $272 million, based on a 10.25-percent authorized return on equity for the projected twelve-month period ending December 31, 2023. In September 2022, Consumers revised its requested increase to $292 million. The filing requested authority to recover future investments associated with distribution system reliability, solar generation, environmental compliance, and enhanced technology.
In January 2023, the MPSC approved a settlement agreement authorizing an annual rate increase of $155 million, based on a 9.9-percent authorized return on equity. The MPSC also approved a surcharge for the recovery of $6 million of depreciation, property tax, and interest expense related to distribution investments made in 2021 that exceeded what was authorized in rates in accordance with the December 2020 electric rate order.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
Years Ended December 31	2022	2021	Change
Net Income Available to Common Stockholders	$827	$1,348	$(521)
Basic Earnings Per Average Common Share	$2.85	$4.66	$(1.81)
Diluted Earnings Per Average Common Share	$2.85	$4.66	$(1.81)

In Millions
Years Ended December 31	2022	2021	Change
Electric utility	$567	$565	$2
Gas utility	378	302	76
NorthStar Clean Energy	34	23	11
Corporate interest and other	(156)	(144)	(12)
Discontinued operations	4	602	(598)
Net Income Available to Common Stockholders	$827	$1,348	$(521)
For a summary of net income available to common stockholders for 2021 versus 2020, as well as detailed changes by reportable segment, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, in the Form 10‑K for the fiscal year ended December 31, 2021, filed February 10, 2022.
Amounts in the following tables are presented pre-tax, with the exception of income tax changes.

Presented in the following table is a summary of changes to net income available to common stockholders for 2022 versus 2021:

In Millions
Year Ended December 31, 2021		$1,348
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$(38)
Gas sales	89
Electric rate increase	35
Gas rate increase	54
Lower non-operating retirement benefits expenses	40
Lower income tax expense	16
Voluntary revenue refunds, including one-time bill credit commitment[1]	(37)
Higher interest charges	(24)
Higher property taxes, reflecting higher capital spending	(23)
Higher depreciation and amortization	(11)
Higher other maintenance and operating expenses	(7)
Other	(16)
		$78
NorthStar Clean Energy		11
Corporate interest and other		(12)
Discontinued operations		(598)
Year Ended December 31, 2022		$827
1See Note 2, Regulatory Matters.

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for 2022 versus 2021:

In Millions
Year Ended December 31, 2021		$565
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$35
Higher energy waste reduction program revenues	27
Voluntary revenue refunds, including one-time bill credit commitment[2]	(29)
Lower revenue due primarily to weather and sales mix	(15)
Lower other revenues	(23)
		$(5)
Maintenance and other operating expenses
Lower service restoration costs	55
Absence of 2021 fleet write-down and other asset impairments[2]	34
Higher energy waste reduction program costs	(27)
Higher vegetation management costs	(15)
Higher distribution, transmission, and generation expenses	(13)
Higher uncollectible accounts expense	(6)
Higher demand response costs	(7)
Voluntary separation plan expenses	(7)
Voluntary assistance to vulnerable customers[2]	(5)
Higher other maintenance and operating expenses	(19)
		(10)
Depreciation and amortization
Lower depreciation rates, offset partially by higher capital spending		15
General taxes
Higher property taxes, reflecting higher capital spending, and other		(13)
Other income, net of expenses
Lower non-operating retirement benefits expenses	26
Lower other income, net of expenses	(7)
		19
Interest charges		(12)
Income taxes		8
Year Ended December 31, 2022		$567
1Deliveries to end-use customers were 37.3 billion kWh in 2022 and 36.2 billion kWh in 2021.
2See Note 2, Regulatory Matters.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for 2022 versus 2021:

In Millions
Year Ended December 31, 2021		$302
Reasons for the change
Gas deliveries[1] and rate increases
Favorable weather and sales mix	$92
Rate increase	54
Higher energy waste reduction program revenues	17
Voluntary revenue refund[2]	(8)
Lower other revenues	(3)
		$152
Maintenance and other operating expenses
Absence of 2021 fleet write-down and other asset impairments[2]	11
Higher energy waste reduction program costs	(17)
Higher uncollectible accounts expense	(12)
Ray Compressor Station impairment[3]	(10)
Voluntary assistance to vulnerable customers[2]	(5)
Voluntary separation plan expenses	(4)
Higher distribution, transmission, and compression expenses, and other	(3)
		(40)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(26)
General taxes
Higher property taxes, reflecting higher capital spending		(14)
Other income, net of expenses
Lower non-operating retirement benefits expenses	14
Lower other income, net of expenses	(6)
		8
Interest charges		(12)
Income taxes
Lower income tax expense due primarily to accelerated amortization of excess deferred income taxes and tax benefits associated with cost of removal[4]	25
Higher gas utility pre-tax earnings	(17)
		8
Year Ended December 31, 2022		$378
1Deliveries to end-use customers were 315 bcf in 2022 and 282 bcf in 2021.
2See Note 2, Regulatory Matters.
3See Note 3, Contingencies and Commitments.
4See Note 12, Income Taxes.

NorthStar Clean Energy Results of Operations
Presented in the following table are the detailed changes to NorthStar Clean Energy’s net income available to common stockholders for 2022 versus 2021:

In Millions
Year Ended December 31, 2021	$23
Reason for the change
Higher earnings from renewable wind projects	$10
Higher earnings at DIG, offset partially by lower earnings from equity method investees	6
Higher income taxes, due primarily to higher earnings	(5)
Year Ended December 31, 2022	$34
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed changes to corporate interest and other results for 2022 versus 2021:

In Millions
Year Ended December 31, 2021	$(144)
Reasons for the change
Absence of 2021 reduction in state tax liabilities	$(7)
Higher preferred stock dividends	(5)
Lower income tax benefit	(2)
Other	2
Year Ended December 31, 2022	$(156)
Results of Discontinued Operations
In October 2021, EnerBank was acquired by Regions Bank. As a result, EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the years ended December 31, 2021 and 2020. For additional details see, Note 19, Exit Activities and Discontinued Operations.
Presented in the following table are the detailed changes to discontinued operations for 2022 versus 2021:

In Millions
Year Ended December 31, 2021	$602
Reason for the change
Additional EnerBank sale proceeds, net of tax and transaction costs	$4
Absence of 2021 EnerBank sale proceeds, net of tax and transaction costs	(514)
Absence of 2021 earnings from discontinued operations, net of tax	(88)
Year Ended December 31, 2022	$4

Cash Position, Investing, and Financing
At December 31, 2022, CMS Energy had $182 million of consolidated cash and cash equivalents, which included $18 million of restricted cash and cash equivalents. At December 31, 2022, Consumers had $60 million of consolidated cash and cash equivalents, which included $17 million of restricted cash and cash equivalents.
For specific components of net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for 2021 versus 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Position, Investing, and Financing, in the Form 10‑K for the fiscal year ended December 31, 2021, filed February 10, 2022.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for 2022 versus 2021:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2021	$1,819
Reasons for the change
Lower net income	$(517)
Non‑cash transactions[1]	(143)
Absence of gain from 2021 sale of EnerBank[2]	652
Absence of cash used in discontinued operations in 2021[2]	111
Unfavorable impact of changes in core working capital,[3] due primarily to gas purchased at higher prices and underrecovery of power supply costs[4]	(1,080)
Favorable impact of changes in other assets and liabilities	13
Year Ended December 31, 2022	$855
Consumers
Year Ended December 31, 2021	$1,982
Reasons for the change
Higher net income	$77
Non‑cash transactions[1]	(4)
Unfavorable impact of changes in core working capital,[3] due primarily to gas purchased at higher prices and underrecovery of power supply costs[4]	(1,063)
Favorable impact of changes in other assets and liabilities	2
Year Ended December 31, 2022	$994
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, bad debt expense, and other non‑cash operating activities and reconciling adjustments.
2For information regarding the sale of EnerBank, see Note 19, Exit Activities and Discontinued Operations.
3Core working capital comprises accounts receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.
4For information regarding the underrecovery of power supply costs, see Note 2, Regulatory Matters.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for 2022 versus 2021:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2021	$(1,233)
Reasons for the change
Higher capital expenditures	$(298)
Absence of net proceeds from sale of EnerBank in 2021[1]	(893)
Absence of cash provided by discontinued operations in 2021[1]	(78)
Other investing activities, primarily higher proceeds from the sale of assets, offset partially by higher costs to retire property	26
Year Ended December 31, 2022	$(2,476)
Consumers
Year Ended December 31, 2021	$(2,185)
Reasons for the change
Higher capital expenditures	$(187)
Other investing activities, primarily higher proceeds from the sale of assets, offset partially by higher costs to retire property	28
Year Ended December 31, 2022	$(2,344)
1For information regarding the sale of EnerBank, see Note 19, Exit Activities and Discontinued Operations.

Financing Activities
Presented in the following table are specific components of net cash provided by (used in) financing activities for 2022 versus 2021:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2021	$(295)
Reasons for the change
Higher debt issuances	$1,564
Lower debt retirements	129
Higher borrowings of notes payable	20
Higher issuances of common stock	43
Issuance of preferred stock in 2021	(224)
Higher payments of dividends on common and preferred stock	(37)
Proceeds from the sale of membership interest in VIE to tax equity investor[1]	49
Higher contributions from noncontrolling interest	1
Absence of cash used in discontinued operations in 2021[2]	84
Other financing activities, primarily the payment of a long-term contract liability, offset partially by the collection of customer advances for construction	(7)
Year Ended December 31, 2022	$1,327
Consumers
Year Ended December 31, 2021	$212
Reasons for the change
Higher debt issuances	$1,464
Higher debt retirements	(1)
Higher borrowings of notes payable	20
Higher repayments of borrowings from CMS Energy	(402)
Higher stockholder contribution from CMS Energy	110
Higher payments of dividends on common stock	(47)
Other financing activities, primarily the collection of customer advances for construction	10
Year Ended December 31, 2022	$1,366
1For information regarding the sale of a membership interest to a tax equity investor, see Note 18, Variable Interest Entities.
2For information regarding the sale of EnerBank, see Note 19, Exit Activities and Discontinued Operations.
Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power

Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Financings and Capitalization—Dividend Restrictions. During the year ended December 31, 2022, Consumers paid $769 million in dividends on its common stock to CMS Energy.
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
In January 2023, Consumers entered into a bond purchase agreement to issue an aggregate principal amount of $400 million of first mortgage bonds through a private placement offering. The bonds, which were priced in November 2022, carry a weighted average interest rate of 5.251 percent and mature at varying dates between 2026 and 2037. The bonds are expected to be issued in May 2023. The proceeds of the bonds will be used to finance a portion of the purchase price of the New Covert Generating Facility and for general corporate purposes. For more information on the purchase of the New Covert Generating Facility, see Consumers Electric Utility Outlook and Uncertainties — Clean Energy Plan.
Also in January 2023, Consumers issued $425 million of first mortgage bonds that mature in March 2028 and bear interest at a rate of 4.650 percent. The proceeds of the bonds have been used to repay a portion of the $1.0 billion aggregate principal amount outstanding under Consumers’ term loan credit agreement and for general corporate purposes. For more information on Consumers’ recent financing activities, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Financings and Capitalization.
Under an existing equity offering program, CMS Energy may sell shares of its common stock having an aggregate sales price of up to $500 million in privately negotiated transactions, in “at the market” offerings, through forward sales transactions, or otherwise.
CMS Energy has entered into forward sales transactions under this program, which allow CMS Energy to either physically settle the contracts by issuing shares of its common stock at the then-applicable forward sale price specified by the agreement or net settle the contracts through the delivery or receipt of cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock. As of December 31, 2022, these contracts have an aggregate sales price of $439 million, maturing through February 2024. For more information on these forward sale contracts, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Financings and Capitalization—Issuance of Common Stock.
At December 31, 2022, CMS Energy had $532 million of its revolving credit facility available and Consumers had $1.3 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At December 31, 2022, there were $20 million of commercial paper notes outstanding under this program.
Certain of CMS Energy’s and Consumers’ credit agreements contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At December 31, 2022, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements. CMS Energy and Consumers were each in compliance with these covenants as of December 31, 2022, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to Capital[1]	< 0.70 to 1.0	0.58 to 1.0
Consumers
Debt to Capital[2]	< 0.65 to 1.0	0.50 to 1.0
1Applies to CMS Energy’s revolving credit agreement and letter of credit reimbursement agreement, and a term loan agreement of a subsidiary of NorthStar Clean Energy.
2Applies to Consumers’ revolving credit agreements and term loan agreement.
Material Cash Requirements: Based on the present investment plan, during 2023, Consumers projects capital expenditures of $3.7 billion. Additionally, CMS Energy’s other material cash requirements for 2023 include $3.2 billion of purchase obligations and $1.7 billion of principal and interest payments on long-term debt. Consumers’ other material cash requirements for 2023 comprise $3.0 billion of purchase obligations and $1.4 billion of principal and interest payments on long-term debt.
Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities. CMS Energy’s and Consumers’ present level of cash and expected cash flows from operating activities, together with access to sources of liquidity, are anticipated to be sufficient to fund contractual obligations and other material cash requirements for 2023 and beyond.
Capital Expenditures: Over the next five years, Consumers expects to make substantial capital investments. Consumers may revise its forecast of capital expenditures periodically due to a number of factors, including environmental regulations, MPSC approval or disapproval, business opportunities, market volatility, economic trends, and the ability to access capital. Presented in the following table are Consumers’ estimated capital expenditures, including lease commitments, for 2023 through 2027:

In Billions
	2023	2024	2025	2026	2027	Total
Consumers
Electric utility operations	$2.5	$1.6	$1.9	$1.6	$1.6	$9.2
Gas utility operations	1.2	1.3	1.3	1.3	1.2	6.3
Total Consumers	$3.7	$2.9	$3.2	$2.9	$2.8	$15.5

Other Material Cash Requirements: Presented in the following table are CMS Energy’s and Consumers’ material cash obligations from known contractual and other legal obligations:

In Billions
	Payments Due
December 31, 2022	Less Than One Year	Total
CMS Energy, including Consumers
Long-term debt	$1.1	$14.4
Interest payments on long-term debt	0.6	13.2
Purchase obligations	3.2	12.5
AROs	—	2.7
Total obligations	$4.9	$42.8
Consumers
Long-term debt	$1.0	$10.3
Interest payments on long-term debt	0.4	7.8
Purchase obligations	3.0	11.9
AROs	—	2.6
Total obligations	$4.4	$32.6
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
Under the 2021 IRP, Consumers will bridge the transition away from coal generation with:
•the purchase of the New Covert Generating Facility, a natural gas-fueled generating unit with 1,176 MW of nameplate capacity in Van Buren County, Michigan, for $815 million, subject to certain adjustments, in 2023; the purchase was approved by FERC in November 2022
•a one-time competitive solicitation to acquire approximately 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025; of this amount, 500 MW would be from dispatchable sources
These actions are expected to allow Consumers to continue providing controllable sources of electricity to customers while expanding its investment in renewable energy. The 2021 IRP forecasts renewable energy capacity levels of 30 percent in 2025, 43 percent in 2030, and 61 percent in 2040, including the addition of nearly 8,000 MW of solar generation. Additionally, the 2021 IRP will accelerate Consumers’ deployment of battery storage from 2030 to 2024, with 75 MW of energy storage by 2027 and an additional 475 MW by 2040.
Under its 2021 IRP, Consumers will continue to bid new capacity competitively and will own and operate approximately 50 percent of new capacity, with the remainder being built and owned by third parties. Additionally, Consumers will continue to earn a return equal to its weighted-average cost of capital on payments made under new competitively bid PPAs approved by the MPSC.

As a result of requests for proposals, Consumers has entered into PPAs to purchase renewable capacity, energy, and RECs from solar generating facilities and build transfer agreements to purchase solar generating facilities. Presented in the following illustration is the aggregate renewable capacity that Consumers expects to add to its portfolio as a result of these agreements:

1250
1000
750
500
250
0
Capacity (MW)
2022
Actual
2023
2024
2025
PPA
Owned

In support of its 2021 IRP, Consumers issued a request for proposals in September 2022 to acquire approximately 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025. Specifically, Consumers solicited offers to acquire 500 MW of capacity from dispatchable sources and 200 MW of capacity from intermittent resources and dispatchable, non-intermittent clean capacity resources (including battery storage resources).
In March 2022, the U.S. Department of Commerce announced it is opening inquiries into whether manufacturers of solar modules that are produced in certain countries using supplies obtained from China are circumventing antidumping and countervailing duties which apply to Chinese modules. The U.S. Department of Commerce has made an initial determination that four manufacturers have circumvented tariffs. The remainder of this inquiry process is expected to continue through at least the first half of 2023. In June 2022, the Biden Administration paused for two years the imposition of duties that might result from the U.S. Department of Commerce’s pending inquiries. In addition, the Uyghur Forced Labor Prevention Act, which was enacted in December 2021 and became effective in June 2022, along with an earlier withhold release order that U.S. Customs and Border Protection issued in mid-2021, restrict the importation of goods sourced from the Xinjiang region of China. Solar modules whose raw materials come from the Xinjiang region are a key focus of these import laws. Consumers continues to closely monitor these matters and their potential impacts on availability of solar modules and timing associated with pending and planned solar projects.
Renewable Energy Plan: The 2016 Energy Law raised the renewable energy standard to 15 percent in 2021. Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least 15 percent of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers has met the 15‑percent requirement and expects to continue meeting the requirement going forward with a combination of newly generated RECs and previously generated RECs carried over from prior years.
Under Consumers’ renewable energy plan, the MPSC has approved the acquisition of up to 525 MW of new wind generation projects and authorized Consumers to earn a 10.7‑percent return on equity on any projects approved by the MPSC. Specifically, the MPSC has approved the following:
•purchase and construction of a 150‑MW wind generation project in Gratiot County, Michigan; the project became operational and Consumers took full ownership in 2020
•purchase of a 166‑MW wind generation project in Hillsdale, Michigan; the project became operational and Consumers took full ownership in February 2021
•purchase of a wind generation project under development, with capacity of up to 201 MW, in Gratiot County, Michigan; Consumers expects to take full ownership and begin commercial operation of the project in 2023
The MPSC also approved the execution of a 20-year PPA under which Consumers will purchase 100 MW of renewable capacity, energy, and RECs from a 149‑MW solar generating facility to be constructed in Calhoun County, Michigan; the facility is targeted to be operational in 2024.
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
Over the next five years, Consumers expects weather-normalized electric deliveries to remain relatively stable compared to 2022. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in electric demand. Actual delivery levels will depend on:
•energy conservation measures and results of energy waste reduction programs
•weather fluctuations
•Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, electric vehicle adoption, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At December 31, 2022, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.9 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program.

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
Consumers has responded to the MPSC’s order and awaits further action by the MPSC. Consumers is committed to working with other state utilities, the third-party auditor, and the MPSC to continue improving electric reliability and safety in Michigan.
2022 Electric Rate Case: In April 2022, Consumers filed an application with the MPSC seeking a rate increase of $272 million, based on a 10.25-percent authorized return on equity for the projected twelve-month period ending December 31, 2023. In September 2022, Consumers revised its requested increase to $292 million. The filing requested authority to recover future investments associated with distribution system reliability, solar generation, environmental compliance, and enhanced technology.
In January 2023, the MPSC approved a settlement agreement authorizing an annual rate increase of $155 million, based on a 9.9-percent authorized return on equity. The MPSC also approved a surcharge for the recovery of $6 million of depreciation, property tax, and interest expense related to distribution investments made in 2021 that exceeded what was authorized in rates in accordance with the December 2020 electric rate order. Additionally, the approved settlement provides for a pension and OPEB tracker that will allow Consumers to defer the future recovery or refund of pension and OPEB expenses above or below the amounts used to set existing rates, respectively. For additional details on the settlement agreement, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters.
PSCR Plan: Consumers submitted its 2023 PSCR plan to the MPSC in September 2022. As a result of higher-than-normal power supply costs during 2022, Consumers included a projection of its full-year 2022 underrecovery in its 2023 PSCR plan. In accordance with its proposed plan, Consumers self-implemented the 2023 PSCR charge beginning in January 2023.
In January 2023, Consumers filed a motion for a temporary order in its 2023 PSCR plan, requesting that the MPSC approve only a third of the 2022 underrecovery amount for recovery in 2023, with the remaining amount to be recovered equally during 2024 and 2025. Recovering the 2022 underrecovery over three years will provide immediate relief to electric customers, and the financial impact will be neutral to Consumers’ earnings. For additional details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters.
Retention Incentive Program: Under its Clean Energy Plan, Consumers will retire the D.E. Karn coal-fueled electric generating units in 2023. In 2019, Consumers announced a retention incentive program to ensure necessary staffing at the D.E. Karn generating complex through the anticipated retirement of the coal-fueled generating units. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2023 is estimated to be $35 million. In its order in Consumers’ 2020 electric rate case, the MPSC approved deferred accounting treatment for these costs. Consumers expects to recognize $2 million of retention benefit costs in 2023; this expense will be deferred as a regulatory asset.
Under the 2021 IRP, Consumers will retire the J.H. Campbell coal-fueled generating units in 2025. Similar to the D.E. Karn program, Consumers is providing a retention incentive program to ensure necessary staffing at the J.H. Campbell generating complex through retirement. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2025 is estimated to be $50 million. Consumers expects to recognize $16 million of retention benefit costs in 2023. The 2021 IRP provides deferred accounting treatment for retention costs recognized during 2022; deferral of costs beyond 2022 was approved as part of the 2022 electric rate case settlement. For additional details on these programs, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 19, Exit Activities and Discontinued Operations.
Electric Environmental Outlook: Consumers’ electric operations are subject to various federal, state, and local environmental laws and regulations. Consumers estimates that it will incur capital expenditures of $210 million from 2023 through 2027 to continue to comply with RCRA, the Clean Air Act, and numerous other environmental regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Multiple environmental laws and regulations are subject to litigation. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters.
Air Quality: Multiple air quality regulations apply, or may apply, to Consumers’ electric utility.
In 2012, the EPA published emission standards for electric generating units, known as MATS, based on Section 112 of the Clean Air Act. Consumers has complied, and continues to comply, with the MATS regulation, and does not expect MATS to materially impact its environmental strategy.
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. One such revision made in 2021 provided updated emission reductions through 2024 from electric generating units in 12 states, including Michigan. Consumers believes the impact of this rule on its generation operations should be minimal.
In March 2022, the EPA proposed another revision to CSAPR that affects Michigan. If finalized as proposed, this revision would reduce nitrogen oxides allowance budgets beginning in 2023 and would change the mechanism for allocating such allowances on a year-over-year basis. While prior CSAPR regulations have primarily focused on electric generating units, this latest proposal also includes other sources of nitrogen oxides emissions. If the EPA finalizes the proposed CSAPR revision in its current form, Consumers may incur significant costs in allowance purchases and/or equipment retrofits. Consumers will continue to monitor this rulemaking and its impact on Consumers’ electric operations.
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify power plants and other emission sources in areas of the country that do not meet the ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. None of Consumers’ fossil-fuel-fired generating units are located in these areas. Additionally, in January 2023, the EPA proposed lowering the NAAQS for particulate matter. Consumers will continue to monitor NAAQS rulemakings and evaluate potential impacts to its generating assets.
Consumers’ strategy to comply with air quality statutes and regulations involved the installation and operation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA and EGLE rulemakings, litigation, executive orders, treaties, and congressional actions. This evaluation could result in:
•a change in Consumers’ fuel mix
•changes in the types of generating units Consumers may purchase or build in the future
•changes in how certain units are operated
•the retirement, mothballing, or repowering with an alternative fuel of some of Consumers’ generating units
•changes in Consumers’ environmental compliance costs
•the purchase or sale of allowances
Greenhouse Gases: There have been numerous legislative and regulatory initiatives at the state, regional, national, and international levels that involve the potential regulation and reporting of greenhouse gases. Consumers continues to monitor and comment on these initiatives, as appropriate.
In June 2022, the EPA announced its plan to propose a new rule to address greenhouse gas emissions from existing fossil-fuel-fired electric generating units. Under its 2021 IRP, Consumers will eliminate the use of coal-fueled generation in 2025. Therefore, it is unlikely that the proposed rule will materially impact Consumers over the remaining operating lives of these coal-fueled facilities. However, Consumers cannot predict the form and extent of such potential regulation on its natural gas-fueled generation until this rule is released.
Under the Paris Agreement, an international agreement addressing greenhouse gas emissions, the U.S. has committed to reduce greenhouse gas emissions by 50 to 52 percent from 2005 levels by 2030. Under its 2021 IRP, Consumers plans to reduce carbon emissions from its electric business by 60 percent from 2005 levels in 2025. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of these events, as its plans exceed the nationally committed reduction. The commitment made by the U.S. is not binding without new Congressional legislation.
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
Increased frequency or intensity of severe or extreme weather events, including those due to climate change, could materially impact Consumers’ facilities, energy sales, and results of operations. Consumers is unable to predict these events or their financial impact; however, Consumers evaluates the potential physical impacts of climate change on its operations, including increased frequency or intensity of storm activity; increased precipitation; increased temperature; and changes in lake and river levels. Consumers released a report addressing the physical risks of climate change on its infrastructure in February 2022. Consumers is taking steps to mitigate these risks as appropriate.
While Consumers cannot predict the outcome of changes in U.S. policy or of other legislative, executive, or regulatory initiatives involving the potential regulation or reporting of greenhouse gases, it intends to move forward with its Clean Energy Plan, its present net-zero goals, and its emphasis on reliable and resilient supply. Litigation, international treaties, executive orders, federal laws and regulations (including regulations by the EPA), and state laws and regulations, if enacted or ratified, could ultimately impact Consumers. Consumers may be required to:
•replace equipment
•install additional emission control equipment
•purchase emission allowances or credits (including potential greenhouse gas offset credits)
•curtail operations
•arrange for alternative sources of supply
•purchase facilities that generate fewer emissions
•mothball or retire facilities that generate certain emissions
•pursue energy efficiency or demand response measures more swiftly
•take other steps to manage or lower the emission of greenhouse gases
Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
CCRs: In 2015, the EPA published a rule regulating CCRs under RCRA. This rule adopts minimum standards for beneficially using and disposing of non‑hazardous CCRs and establishes technical requirements for CCR landfills and surface impoundments. The rule also sets out conditions under which some CCR units would be forced to cease receiving CCR wastewater and initiate closure. Due to litigation, many aspects of the rule have been remanded to the EPA, resulting in more proposed and final rules. Anticipated litigation related to remanded aspects will add uncertainty around requirements for compliance and state permit programs.
In 2020, the EPA amended the conditions of forced closure and required all unlined surface impoundments to initiate closure by mid-2021, unless conditions that satisfied an alternate closure schedule were approved by the EPA. Consumers, with agreement from EGLE, completed the work necessary to initiate closure by excavating CCRs or placing a final cover over each of its relevant CCR units prior to the closure initiation deadline.

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
The EPA also regulates the discharge of wastewater through its effluent limitation guidelines for steam electric generating plants. In 2020, the EPA revised previous guidelines related to the discharge of certain wastewater, but allowed for extension of the compliance deadline from the end of 2023 to the end of 2025, upon approval by EGLE through the NPDES permitting process. Consumers received such an extension to 2025 for its J.H. Campbell generating facility, which it plans to retire in 2025. Consumers does not expect any adverse changes to its environmental strategy as a result of these revisions or any litigation of the guidelines.
In recent years, the EPA and the U.S. Army Corps of Engineers have proposed changes to the scope of federal jurisdiction over bodies of water and to the frequency of dual jurisdiction in states with authority to regulate the same waters; Michigan is one such state. Additionally, a final 2022 rulemaking changed the definition of “Waters of the United States.” Consumers does not expect adverse changes to its environmental strategy as a result of the current interpretations.
Many of Consumers’ facilities maintain NPDES permits, which are vital to the facilities’ operations. Consumers applies for renewal of these permits every five years. Failure of EGLE to renew any NPDES permit, a successful appeal against a permit, a change in the interpretation or scope of NPDES permitting, or onerous terms contained in a permit could have a significant detrimental effect on the operations of a facility.
Protected Wildlife: Multiple regulations apply, or may apply, to Consumers relating to protected species and habitats.
Statutes like the federal Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act may impact operations at Consumers’ facilities. In 2021, the U.S. Fish and Wildlife Service announced its intent to regulate incidental take under the Migratory Bird Treaty Act. Any resulting permitting and monitoring fees and/or restrictions on operations could impact Consumers’ existing and future operations, including wind and solar generation facilities.
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
Over the next five years, Consumers expects weather-normalized gas deliveries to remain stable relative to 2022. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in gas demand. Actual delivery levels will depend on:
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
2022 Gas Rate Case: In December 2022, Consumers filed an application with the MPSC seeking an annual rate increase of $212 million, based on a 10.25-percent authorized return on equity for the projected twelve-month period ending September 30, 2024. The filing requests authority to recover new infrastructure investment and related costs that are expected to allow Consumers to improve system safety and reliability and reduce fugitive methane emissions. Presented in the following table are the components of the requested increase in revenue:

Projected Twelve-Month Period Ending September 30	2024
Components of the requested rate increase
Investment in rate base	$80
Operating and maintenance costs	47
Cost of capital	63
Sales and other revenue	22
Total	$212
The filing also seeks approval of a pension and OPEB tracker that will allow Consumers to defer for future recovery or refund pension and OPEB expense above the amounts used to set existing rates and an uncollectible deferral/refund mechanism.
Postretirement Benefits Expense Accounting Application: In January 2023, Consumers filed an application with the MPSC, requesting authority to defer the future recovery or refund of pension and OPEB expenses above or below the amounts used to set existing rates, respectively. Consumers requested this accounting treatment to begin in 2023 and to continue until rates are reset in the 2022 gas rate case.

Depreciation Rate Case: In December 2021, Consumers filed a depreciation case related to its gas utility plant property. In this case, Consumers requested a decrease in depreciation expense of $1 million annually based on December 31, 2020 balances. In September 2022, the MPSC approved a settlement agreement authorizing a decrease in depreciation expense of $29 million annually. The decrease in depreciation expense will become effective concurrent with Consumers’ 2022 gas rate case.
GCR Plan: Consumers submitted its 2023-2024 GCR plan to the MPSC in December 2022 and, in accordance with its proposed plan, expects to self-implement the 2023-2024 GCR charge beginning in April 2023.
Gas Pipeline and Storage Integrity and Safety: The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration has published various rules that expand federal safety standards for gas transmission pipelines and underground storage facilities. Initial requirements took effect in 2020, with future regulation phases to be released over numerous years. To comply with these rules, Consumers will incur increased capital and operating and maintenance costs to install and remediate pipelines and to expand inspections, maintenance, and monitoring of its existing pipelines and storage facilities.
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
Consumers’ gas operations are subject to various federal, state, and local environmental laws and regulations. Multiple environmental laws and regulations are subject to litigation. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters.
Air Quality: Multiple air quality regulations apply, or may apply, to Consumers’ gas utility.
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify natural gas compressor stations and other emission sources in areas of the country that do not meet the ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. Seven counties in southeastern Michigan were not in attainment with the ozone standard by a 2021 regulatory deadline, and thus may have their ozone nonattainment designations increased from marginal to moderate. The EPA also recently elevated the nonattainment status of three counties in western Michigan from marginal to moderate. Some of Consumers’ compressor stations are located in these areas. Consumers expects to incur costs to retrofit equipment to lower emissions at some of its compressor stations located in the nonattainment areas.
In March 2022, the EPA proposed a revision to CSAPR that affects Michigan. This proposed rule seeks to reduce interstate air pollution transport issues that EPA modeling suggests contribute to downwind states attaining or maintaining compliance with the NAAQS for ozone. While prior CSAPR regulations have primarily focused on electric generating units, the proposed rule includes other emission sources, including engines at natural gas compressor stations. If the EPA finalizes the proposed CSAPR revision in its current form, Consumers may incur costs to retrofit or replace equipment at some compressor stations.
Greenhouse Gases: There is increasing interest at the federal, state, and local levels in potential regulation of greenhouse gases or their sources. Such regulation, if adopted, may involve requirements to reduce methane emissions from Consumers’ gas utility operations and carbon dioxide emissions from customer use of natural gas. No such measures apply to Consumers at this time.
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
Under the Paris Agreement, an international agreement addressing greenhouse gas emissions, the U.S. has committed to reduce greenhouse gas emissions by 50 to 52 percent from 2005 levels by 2030. The commitment made by the U.S. is not binding without new Congressional legislation. Consumers continues to monitor these initiatives and comment as appropriate. Consumers cannot predict the impact of any potential future legislation or regulation on its gas utility.
Consumers is making voluntary efforts to reduce its gas utility’s methane emissions. Under its Methane Reduction Plan, Consumers has set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset by purchasing and/or producing renewable natural gas. To date, Consumers has reduced methane emissions by more than 20 percent from a 2012 baseline.
In March 2022, Consumers also announced a net-zero greenhouse gas emissions target for its entire natural gas system by 2050. This includes suppliers and customers, and has an interim goal of reducing customer emissions by 20 percent by 2030. Consumers’ Natural Gas Delivery Plan, a 10-year strategic investment plan to deliver safe, reliable, clean, and affordable natural gas to customers, outlines ways in which Consumers can make early progress toward these goals in a cost-effective manner, including energy waste reduction or energy efficiency, carbon offsets, and renewable natural gas supply.
Consumers has already initiated work in these key areas, continuing to expand its energy waste reduction targets, launching a program allowing gas customers to purchase carbon offset credits on a voluntary basis, and announcing plans to begin development of a renewable natural gas facility that will capture methane from manure generated at a Michigan-based farm and convert it into renewable natural gas. Consumers is evaluating and monitoring newer technologies to determine their role in achieving Consumers’ interim and long-term net-zero goals, including hydrogen, biofuels, and synthetic methane; carbon capture sequestration systems; and other innovative technologies.
Over the long term, Consumers will incorporate technological advances, policy-driven incentives, and other influencing factors into its compliance, investment planning, and decarbonization strategy in order to achieve these net-zero methane and greenhouse gas emissions goals.
NorthStar Clean Energy Outlook and Uncertainties
CMS Energy’s primary focus with respect to its NorthStar Clean Energy businesses is to maximize the value of generating assets, its share of which represents 1,478 MW of capacity, and to pursue opportunities for the development of renewable generation projects.
NorthStar Clean Energy’s operations may be subject to various federal, state, and local environmental laws and regulations. Multiple environmental laws and regulations are subject to litigation. NorthStar Clean Energy’s primary environmental compliance focus includes, but is not limited to, the following matters.

In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify power plants and other emission sources in areas of the country that do not meet the ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. Seven counties in southeastern Michigan were not in attainment with the ozone standard by a 2021 regulatory deadline, and thus may have their ozone nonattainment designations increased from marginal to moderate. The DIG plant is within one of these counties and, as a result, may be subject to additional permitting restrictions in the event of any future increase in the nonattainment designation.
In March 2022, the EPA proposed a revision to CSAPR that affects Michigan. This proposed rule seeks to reduce interstate air pollution transport issues that EPA modeling suggests contribute to downwind states attaining or maintaining compliance with the NAAQS for ozone. If the EPA finalizes the proposed CSAPR revision in its current form, NorthStar Clean Energy may incur significant costs in allowance purchases and equipment retrofits. NorthStar Clean Energy will continue to monitor this rulemaking and its impact on its emission sources.
Many of NorthStar Clean Energy’s facilities maintain NPDES permits, which are vital to the facilities’ operations. NorthStar Clean Energy applies for renewal of these permits every five years. Failure of EGLE to renew any NPDES permit, a successful appeal against a permit, a change in the interpretation or scope of NPDES permitting, or onerous terms contained in a permit could have a significant detrimental effect on the operations of a facility.
For additional details regarding the new ozone NAAQS or CSAPR rule, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
Trends, uncertainties, and other matters related to NorthStar Clean Energy that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•investment in and financial benefits received from renewable energy and energy storage projects
•changes in energy and capacity prices
•severe weather events and climate change associated with increasing levels of greenhouse gases
•changes in commodity prices on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings
•changes in various environmental laws, regulations, principles, or practices, or in their interpretation
•indemnity obligations assumed in connection with ownership interests in facilities that involve tax equity financing
•representations, warranties, and indemnities provided by CMS Energy in connection with sales of assets
•delays or difficulties in obtaining environmental permits for facilities located in areas associated with environmental justice concerns

In March 2022, the U.S. Department of Commerce announced it is opening inquiries into whether manufacturers of solar modules that are produced in certain countries using supplies obtained from China are circumventing antidumping and countervailing duties which apply to Chinese modules. The U.S. Department of Commerce has made an initial determination that four manufacturers have circumvented tariffs. The remainder of this inquiry process is expected to continue through at least the first half of 2023. In June 2022, the Biden Administration paused for two years the imposition of duties that might result from the U.S. Department of Commerce’s pending inquiries. In addition, the Uyghur Forced Labor Prevention Act, which was enacted in December 2021 and became effective in June 2022, along with an earlier withhold release order that U.S. Customs and Border Protection issued in mid-2021, restrict the importation of goods sourced from the Xinjiang region of China. Solar modules whose raw materials come from the Xinjiang region are a key focus of these import laws. CMS Energy continues to closely monitor these matters and their potential impacts on availability of solar modules and timing associated with pending and planned solar projects.
For additional details regarding NorthStar Clean Energy’s uncertainties, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments—Guarantees.
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
Employee Separation Program: In April 2022, CMS Energy and Consumers announced a voluntary separation program for salaried non-union employees. For the year ended December 31, 2022, CMS Energy and Consumers recorded an after-tax charge of $8 million related to the program, under which more than 170 employees accepted and were approved for early separation. As a result of the program, CMS Energy and Consumers expect to benefit from future cost savings, as employee staffing levels will be better matched to workload demand, which reflects the companies’ ongoing workforce productivity improvements.
Tax Legislation: CMS Energy and Consumers are subject to changing tax laws. In August 2022, President Biden signed the Inflation Reduction Act. Among other things, this Act expands production tax credits and investment tax credits, allows for the transferability of such credits, and implements a 15‑percent corporate alternative minimum tax on companies with an average adjusted financial statement income of more than $1.0 billion. While CMS Energy and Consumers are still assessing the overall impacts of the bill, they have determined they will not be subject to the corporate alternative minimum tax in 2023, and do not believe the corporate alternative minimum tax will have a material impact on their business.

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

Presented in the following table are estimates of credits and cash contributions through 2025 for the DB Pension Plans and OPEB Plan. Actual future costs, credits, and contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.

In Millions
	DB Pension Plans		OPEB Plan
	Credit	Contribution	Credit	Contribution
CMS Energy, including Consumers
2023	$(58)	$—	$(76)	$—
2024	(64)	—	(71)	—
2025	(63)	—	(75)	—
Consumers[1]
2023	$(54)	$—	$(70)	$—
2024	(59)	—	(65)	—
2025	(59)	—	(69)	—
1Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.
Lowering the expected long-term rate of return on the assets of the DB Pension Plans by 25 basis points would increase estimated pension cost for 2023 by $8 million for both CMS Energy and Consumers. Lowering the PBO discount rates by 25 basis points would decrease estimated pension cost for 2023 by $1 million for both CMS Energy and Consumers.
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
Presented in the following table is a sensitivity analysis of interest-rate risk on CMS Energy’s and Consumers’ debt instruments (assuming an adverse change in market interest rates of ten percent):

In Millions
December 31	2022	2021
Fixed-rate financing—potential loss in fair value
CMS Energy, including Consumers	$711	$639
Consumers	482	402
The fair value losses in the above table could be realized only if CMS Energy and Consumers transferred all of their fixed-rate financing to other creditors. The annual earnings exposure related to variable-rate financing was immaterial for both CMS Energy and Consumers at December 31, 2022 and 2021, assuming an adverse change in market interest rates of ten percent. For additional details on financial instruments see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 6, Financial Instruments.

Item 8.    Financial Statements and Supplementary Data

CMS Energy Corporation
Consolidated Statements of Income

In Millions, Except Per Share Amounts
Years Ended December 31	2022	2021	2020
Operating Revenue	$8,596	$7,329	$6,418

Operating Expenses
Fuel for electric generation	905	593	375
Purchased and interchange power	1,928	1,665	1,492
Purchased power – related parties	76	77	64
Cost of gas sold	1,256	735	577
Maintenance and other operating expenses	1,669	1,610	1,280
Depreciation and amortization	1,126	1,114	1,043
General taxes	412	389	357
Total operating expenses	7,372	6,183	5,188

Operating Income	1,224	1,146	1,230

Other Income (Expense)
Non-operating retirement benefits, net	205	165	118
Other income	19	30	28
Other expense	(27)	(18)	(62)
Total other income	197	177	84

Interest Charges
Interest on long-term debt	509	481	483
Interest expense – related parties	12	12	12
Other interest expense	—	10	12
Allowance for borrowed funds used during construction	(2)	(3)	(2)
Total interest charges	519	500	505

Income Before Income Taxes	902	823	809
Income Tax Expense	93	95	115

Income From Continuing Operations	809	728	694
Income From Discontinued Operations, Net of Tax of $1, $170, and $18	4	602	58

Net Income	813	1,330	752
Loss Attributable to Noncontrolling Interests	(24)	(23)	(3)

Net Income Attributable to CMS Energy	837	1,353	755
Preferred Stock Dividends	10	5	—

Net Income Available to Common Stockholders	$827	$1,348	$755

In Millions, Except Per Share Amounts
Years Ended December 31	2022	2021	2020

Basic Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$2.84	$2.58	$2.45
Income from discontinued operations per average common share available to common stockholders	0.01	2.08	0.20
Basic earnings per average common share	$2.85	$4.66	$2.65

Diluted Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$2.84	$2.58	$2.44
Income from discontinued operations per average common share available to common stockholders	0.01	2.08	0.20
Diluted earnings per average common share	$2.85	$4.66	$2.64
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2022	2021	2020
Net Income	$813	$1,330	$752

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $—, $6, and $(4)	1	19	(15)
Settlement arising during the period, net of tax of $— for all periods	—	1	1
Prior service credit adjustment, net of tax of $— for all periods	—	—	(1)
Amortization of net actuarial loss, net of tax of $1, $2, and $1	4	5	5
Amortization of prior service credit, net of tax of $— for all periods	(1)	(1)	(1)

Derivatives
Unrealized gain (loss) on derivative instruments, net of tax of $1, $—, and $(2)	2	2	(4)
Reclassification adjustments included in net income, net of tax of $—, $1, and $—	1	1	2

Other Comprehensive Income (Loss)	7	27	(13)

Comprehensive Income	820	1,357	739
Comprehensive Loss Attributable to Noncontrolling Interests	(24)	(23)	(3)

Comprehensive Income Attributable to CMS Energy	$844	$1,380	$742
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2022	2021	2020
Cash Flows from Operating Activities
Net income	$813	$1,330	$752
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,126	1,114	1,043
Deferred income taxes and investment tax credits	89	249	170
Bad debt expense	50	22	30
Postretirement benefits contributions	(12)	(12)	(712)
Gain from sale of EnerBank	(5)	(657)	—
Other non‑cash operating activities and reconciling adjustments	(93)	(70)	(15)
Net cash provided by (used in) discontinued operations	—	(111)	33
Changes in assets and liabilities
Accounts receivable and accrued revenue	(677)	(103)	(5)
Inventories	(450)	(93)	28
Accounts payable and accrued rate refunds	4	153	56
Other current assets and liabilities	14	13	(68)
Other non‑current assets and liabilities	(4)	(16)	(36)
Net cash provided by operating activities	855	1,819	1,276

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(2,374)	(2,076)	(2,311)
Net proceeds from sale of EnerBank	5	898	—
Proceeds from sale of transmission equipment	—	—	58
Net cash provided by (used in) discontinued operations	—	78	(485)
Cost to retire property and other investing activities	(107)	(133)	(129)
Net cash used in investing activities	(2,476)	(1,233)	(2,867)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,899	335	3,179
Retirement of debt	(106)	(235)	(2,010)
Increase (decrease) in notes payable	20	—	(90)
Issuance of common stock	69	26	253
Issuance of preferred stock, net of issuance costs	—	224	—
Payment of dividends on common and preferred stock	(546)	(509)	(467)
Debt prepayment costs	—	—	(59)
Proceeds from the sale of membership interest in VIE to tax equity investor	49	—	417
Contribution from noncontrolling interest	2	1	31
Net cash provided by (used in) discontinued operations	—	(84)	416
Other financing costs	(60)	(53)	(51)
Net cash provided by (used in) financing activities	1,327	(295)	1,619

In Millions
Years Ended December 31	2022	2021	2020

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(294)	291	28
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	476	185	157

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$182	$476	$185

Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Cash transactions
Interest paid (net of amounts capitalized)	$490	$489	$549
Income taxes paid (refunds received), net	1	16	(58)
Non‑cash transactions
Capital expenditures not paid	$228	$196	$141

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets

ASSETS
In Millions
December 31	2022	2021
Current Assets
Cash and cash equivalents	$164	$452
Restricted cash and cash equivalents	18	24
Accounts receivable and accrued revenue, less allowance of $27 in 2022 and $20 in 2021	1,564	931
Accounts receivable – related parties	16	12
Inventories at average cost
Gas in underground storage	840	462
Materials and supplies	212	168
Generating plant fuel stock	65	37
Deferred property taxes	384	356
Regulatory assets	57	46
Prepayments and other current assets	113	139
Total current assets	3,433	2,627

Plant, Property, and Equipment
Plant, property, and equipment, gross	30,491	29,893
Less accumulated depreciation and amortization	8,960	8,502
Plant, property, and equipment, net	21,531	21,391
Construction work in progress	1,182	961
Total plant, property, and equipment	22,713	22,352

Other Non‑current Assets
Regulatory assets	3,595	2,259
Accounts receivable	23	30
Investments	71	71
Postretirement benefits	1,208	1,150
Other	310	264
Total other non‑current assets	5,207	3,774

Total Assets	$31,353	$28,753

LIABILITIES AND EQUITY
In Millions
December 31	2022	2021
Current Liabilities
Current portion of long-term debt and finance leases	$1,099	$382
Notes payable	20	—
Accounts payable	928	875
Accounts payable – related parties	8	11
Accrued rate refunds	—	12
Accrued interest	122	107
Accrued taxes	538	515
Regulatory liabilities	104	146
Other current liabilities	166	156
Total current liabilities	2,985	2,204

Non‑current Liabilities
Long-term debt	13,122	12,046
Non-current portion of finance leases	68	46
Regulatory liabilities	3,796	3,802
Postretirement benefits	108	142
Asset retirement obligations	746	628
Deferred investment tax credit	129	112
Deferred income taxes	2,407	2,210
Other non‑current liabilities	397	375
Total non‑current liabilities	20,773	19,361

Commitments and Contingencies (Notes 2, 3, and 19)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 291.3 shares in 2022 and 289.8 shares in 2021	3	3
Other paid-in capital	5,490	5,406
Accumulated other comprehensive loss	(52)	(59)
Retained earnings	1,350	1,057
Total common stockholders’ equity	6,791	6,407
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	7,015	6,631
Noncontrolling interests	580	557
Total equity	7,595	7,188

Total Liabilities and Equity	$31,353	$28,753
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity

In Millions, Except Number of Shares in Thousands and Per Share Amounts
	Number of Shares
Years Ended December 31	2022	2021	2020	2022	2021	2020
Total Equity at Beginning of Period				$7,188	$6,077	$5,055

Common Stock
At beginning and end of period				3	3	3

Other Paid-in Capital
At beginning of period	289,758	288,940	283,864	5,406	5,365	5,113
Common stock issued	1,704	997	5,609	93	50	265
Common stock repurchased	(151)	(157)	(216)	(9)	(9)	(13)
Common stock reissued	—	—	12	—	—	1
Common stock reacquired	(43)	(22)	(329)	—	—	(1)
At end of period	291,268	289,758	288,940	5,490	5,406	5,365

Accumulated Other Comprehensive Loss
At beginning of period				(59)	(86)	(73)
Retirement benefits liability
At beginning of period				(56)	(80)	(69)
Net gain (loss) arising during the period				1	19	(15)
Settlement arising during the period				—	1	1
Prior service credit adjustment				—	—	(1)
Amortization of net actuarial loss				4	5	5
Amortization of prior service credit				(1)	(1)	(1)
At end of period				(52)	(56)	(80)

Derivative instruments
At beginning of period				(3)	(6)	(4)
Unrealized gain (loss) on derivative instruments				2	2	(4)
Reclassification adjustments included in net income				1	1	2
At end of period				—	(3)	(6)

At end of period				(52)	(59)	(86)

Retained Earnings
At beginning of period				1,057	214	(25)
Cumulative effect of change in accounting principle				—	—	(51)
Net income attributable to CMS Energy				837	1,353	755
Dividends declared on common stock				(534)	(505)	(465)
Dividends declared on preferred stock				(10)	(5)	—
At end of period				1,350	1,057	214

In Millions, Except Number of Shares in Thousands and Per Share Amounts
Number of Shares
Years Ended December 31	2022	2021	2020	2022	2021	2020
Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning of period				224	—	—
Preferred stock issued, net of issuance costs				—	224	—
At end of period				224	224	—

Noncontrolling Interests
At beginning of period				557	581	37
Impact of purchase and consolidation of VIE				—	—	101
Sale of membership interest in VIE to tax equity investor				49	—	417
Contribution from noncontrolling interest				2	1	31
Loss attributable to noncontrolling interests				(24)	(23)	(3)
Distributions and other changes in noncontrolling interests				(4)	(2)	(2)
At end of period				580	557	581

Total Equity at End of Period				$7,595	$7,188	$6,077

Dividends declared per common share				$1.8400	$1.7400	$1.6300
Dividends declared per preferred stock Series C depositary share				$1.0500	$0.5688	$—
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income

In Millions
Years Ended December 31	2022	2021	2020
Operating Revenue	$8,151	$7,021	$6,189

Operating Expenses
Fuel for electric generation	662	463	286
Purchased and interchange power	1,867	1,599	1,454
Purchased power – related parties	76	77	64
Cost of gas sold	1,243	726	568
Maintenance and other operating expenses	1,582	1,531	1,224
Depreciation and amortization	1,088	1,077	1,023
General taxes	400	373	349
Total operating expenses	6,918	5,846	4,968

Operating Income	1,233	1,175	1,221

Other Income (Expense)
Non-operating retirement benefits, net	195	155	112
Other income	17	23	19
Other expense	(25)	(18)	(43)
Total other income	187	160	88

Interest Charges
Interest on long-term debt	325	294	299
Interest expense – related parties	12	12	12
Other interest expense	—	8	11
Allowance for borrowed funds used during construction	(2)	(3)	(2)
Total interest charges	335	311	320

Income Before Income Taxes	1,085	1,024	989
Income Tax Expense	140	156	173

Net Income	945	868	816
Preferred Stock Dividends	2	2	2

Net Income Available to Common Stockholder	$943	$866	$814
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2022	2021	2020
Net Income	$945	$868	$816

Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $5, $1, and $(3)	15	2	(9)
Amortization of net actuarial loss, net of tax of $—, $1, and $1	2	2	1

Other Comprehensive Income (Loss)	17	4	(8)

Comprehensive Income	$962	$872	$808
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2022	2021	2020
Cash Flows from Operating Activities
Net income	$945	$868	$816
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,088	1,077	1,023
Deferred income taxes and investment tax credits	134	154	177
Bad debt expense	50	22	33
Postretirement benefits contributions	(9)	(9)	(690)
Other non‑cash operating activities and reconciling adjustments	(87)	(64)	(30)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(660)	(103)	(46)
Inventories	(447)	(90)	26
Accounts payable and accrued rate refunds	(9)	140	45
Other current assets and liabilities	18	27	(78)
Other non-current assets and liabilities	(29)	(40)	(58)
Net cash provided by operating activities	994	1,982	1,218

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(2,239)	(2,052)	(2,170)
DB SERP investment in note receivable – related party	—	—	(5)
Proceeds from sale of transmission equipment	—	—	58
Cost to retire property and other investing activities	(105)	(133)	(129)
Net cash used in investing activities	(2,344)	(2,185)	(2,246)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,799	335	1,954
Retirement of debt	(28)	(27)	(1,086)
Increase (decrease) in notes payable	20	—	(90)
Increase (decrease) in notes payable – related parties	(317)	85	307
Stockholder contribution	685	575	650
Payment of dividends on common and preferred stock	(771)	(724)	(639)
Debt prepayment costs	—	—	(43)
Other financing costs	(22)	(32)	(18)
Net cash provided by financing activities	1,366	212	1,035

Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	16	9	7
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	44	35	28

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$60	$44	$35

In Millions
Years Ended December 31	2022	2021	2020
Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Cash transactions
Interest paid (net of amounts capitalized)	$309	$298	$305
Income taxes paid (refunds received), net	(2)	(10)	51
Non‑cash transactions
Capital expenditures not paid	$210	$192	$130
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets

ASSETS
In Millions
December 31	2022	2021
Current Assets
Cash and cash equivalents	$43	$22
Restricted cash and cash equivalents	17	22
Accounts receivable and accrued revenue, less allowance of $27 in 2022 and $20 in 2021	1,524	905
Accounts and notes receivable – related parties	10	9
Inventories at average cost
Gas in underground storage	840	462
Materials and supplies	206	163
Generating plant fuel stock	59	33
Deferred property taxes	384	356
Regulatory assets	57	46
Prepayments and other current assets	96	103
Total current assets	3,236	2,121

Plant, Property, and Equipment
Plant, property, and equipment, gross	29,342	28,771
Less accumulated depreciation and amortization	8,791	8,371
Plant, property, and equipment, net	20,551	20,400
Construction work in progress	994	915
Total plant, property, and equipment	21,545	21,315

Other Non-current Assets
Regulatory assets	3,595	2,259
Accounts receivable	29	36
Accounts and notes receivable – related parties	99	102
Postretirement benefits	1,126	1,056
Other	286	251
Total other non-current assets	5,135	3,704

Total Assets	$29,916	$27,140

LIABILITIES AND EQUITY
In Millions
December 31	2022	2021
Current Liabilities
Current portion of long-term debt and finance leases	$1,000	$374
Notes payable	20	—
Notes payable – related parties	75	392
Accounts payable	864	835
Accounts payable – related parties	15	16
Accrued rate refunds	—	12
Accrued interest	90	75
Accrued taxes	556	529
Regulatory liabilities	104	146
Other current liabilities	147	109
Total current liabilities	2,871	2,488

Non-current Liabilities
Long-term debt	9,192	8,050
Non-current portion of finance leases	45	46
Regulatory liabilities	3,796	3,802
Postretirement benefits	79	104
Asset retirement obligations	722	605
Deferred investment tax credit	129	112
Deferred income taxes	2,585	2,340
Other non-current liabilities	342	314
Total non-current liabilities	16,890	15,373

Commitments and Contingencies (Notes 2 and 3)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	7,284	6,599
Accumulated other comprehensive loss	(15)	(32)
Retained earnings	2,008	1,834
Total common stockholder’s equity	10,118	9,242
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	10,155	9,279

Total Liabilities and Equity	$29,916	$27,140
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity

In Millions
Years Ended December 31	2022	2021	2020
Total Equity at Beginning of Period	$9,279	$8,556	$7,737

Common Stock
At beginning and end of period	841	841	841

Other Paid-in Capital
At beginning of period	6,599	6,024	5,374
Stockholder contribution	685	575	650
At end of period	7,284	6,599	6,024

Accumulated Other Comprehensive Loss
At beginning of period	(32)	(36)	(28)
Retirement benefits liability
At beginning of period	(32)	(36)	(28)
Net gain (loss) arising during the period	15	2	(9)
Amortization of net actuarial loss	2	2	1
At end of period	(15)	(32)	(36)

At end of period	(15)	(32)	(36)

Retained Earnings
At beginning of period	1,834	1,690	1,513
Net income	945	868	816
Dividends declared on common stock	(769)	(722)	(637)
Dividends declared on preferred stock	(2)	(2)	(2)
At end of period	2,008	1,834	1,690

Cumulative Preferred Stock
At beginning and end of period	37	37	37

Total Equity at End of Period	$10,155	$9,279	$8,556
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consumers Energy Company
Notes to the Consolidated Financial Statements
1:    Significant Accounting Policies
Principles of Consolidation: CMS Energy and Consumers prepare their consolidated financial statements in conformity with GAAP. CMS Energy’s consolidated financial statements comprise CMS Energy, Consumers, NorthStar Clean Energy, and all other entities in which CMS Energy has a controlling financial interest or is the primary beneficiary. Consumers’ consolidated financial statements comprise Consumers and all other entities in which it has a controlling financial interest. CMS Energy uses the equity method of accounting for investments in companies and partnerships that are not consolidated, where they have significant influence over operations and financial policies but are not the primary beneficiary. CMS Energy and Consumers eliminate intercompany transactions and balances.
Use of Estimates: CMS Energy and Consumers are required to make estimates using assumptions that may affect reported amounts and disclosures. Actual results could differ from those estimates.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents: Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less. Restricted cash and cash equivalents are held primarily for the repayment of securitization bonds and funds held in escrow. Cash and cash equivalents may also be restricted to pay other contractual obligations such as leasing of coal railcars. These amounts are classified as current assets since they relate to payments that could or will occur within one year.
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
Property Taxes: Property taxes are based on the taxable value of CMS Energy’s and Consumers’ real and personal property assessed by local taxing authorities. CMS Energy and Consumers record property tax expense over the fiscal year of the taxing authority for which the taxes are levied. The deferred property tax balance represents the amount of CMS Energy’s and Consumers’ accrued property tax that will be recognized over future governmental fiscal periods.
Reclassifications: CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the present period. The most significant of these reclassifications is related to CMS Energy’s sale of EnerBank to Regions Bank in October 2021. EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the years ended December 31, 2021 and 2020. For information regarding the sale of EnerBank, see Note 19, Exit Activities and Discontinued Operations.
CMS Energy and Consumers also reclassified certain prior period amounts relating to postretirement benefits. The asset balances for postretirement benefits are presented discretely within other non-current assets on CMS Energy’s and Consumers’ consolidated balance sheets for the years ended December 31, 2022 and 2021.
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
Other: For additional accounting policies, see:
•Note 7, Plant, Property, and Equipment
•Note 8, Leases
•Note 9, Asset Retirement Obligations
•Note 10, Retirement Benefits
•Note 12, Income Taxes
•Note 13, Earnings Per Share—CMS Energy
•Note 14, Revenue
•Note 18, Variable Interest Entities
2:    Regulatory Matters
Regulatory matters are critical to Consumers. The Michigan Attorney General, ABATE, the MPSC Staff, residential customer advocacy groups, environmental organizations, and certain other parties typically participate in MPSC proceedings concerning Consumers, such as Consumers’ rate cases and PSCR and GCR processes. These parties often challenge various aspects of those proceedings, including the prudence of Consumers’ policies and practices, and seek cost disallowances and other relief. The parties also have appealed significant MPSC orders. Depending upon the specific issues, the outcomes of rate cases and proceedings, including judicial proceedings challenging MPSC orders or other actions, could negatively affect CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. Consumers cannot predict the outcome of these proceedings.
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

Presented in the following table are the regulatory assets and liabilities on Consumers’ consolidated balance sheets:

In Millions
December 31	End of Recovery or Refund Period	2022	2021
Regulatory assets
Current
Energy waste reduction plan incentive[1]	2023	$47	$42
Other	2023	10	4
Total current regulatory assets		$57	$46
Non-current
Costs of coal-fueled electric generating units to be retired[2]	various	$1,960	$678
Postretirement benefits[3]	various	856	837
ARO[4]	various	281	247
Securitized costs[2]	2029	165	193
MGP sites[4]	various	108	112
Unamortized loss on reacquired debt[4]	various	100	104
Energy waste reduction plan incentive[1]	2024	55	46
Retention incentive program[4]	various	31	7
Demand response program[4]	various	12	10
Energy waste reduction plan[4]	various	10	13
Other	various	17	12
Total non-current regulatory assets		$3,595	$2,259
Total regulatory assets		$3,652	$2,305
Regulatory liabilities
Current
Income taxes, net	2023	$48	$138
Reserve for customer refunds	2023	47	2
Other	2023	9	6
Total current regulatory liabilities		$104	$146
Non-current
Cost of removal	various	$2,426	$2,375
Income taxes, net	various	1,267	1,297
Renewable energy grant	2043	45	47
Renewable energy plan	2028	32	13
Demand response program	various	12	7
Energy waste reduction plan	various	6	—
Postretirement benefits	various	—	54
Other	various	8	9
Total non-current regulatory liabilities		$3,796	$3,802
Total regulatory liabilities		$3,900	$3,948
1These regulatory assets have arisen from an alternative revenue program and are not associated with incurred costs or capital investments. Therefore, the MPSC has provided for recovery without a return.
2The MPSC has provided a specific return on these regulatory assets.

3This regulatory asset is included in rate base, thereby providing a return.
4These regulatory assets represent incurred costs for which the MPSC has provided recovery without a return on investment.
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
In October 2022, the MPSC approved a settlement agreement authorizing Consumers to collect $46 million during 2023 as an incentive for exceeding its statutory savings targets in 2021. Consumers recognized incentive revenue under this program of $46 million in 2021.
Consumers also exceeded its statutory savings targets in 2022, achieved certain other goals, and will request the MPSC’s approval to collect $55 million, the maximum performance incentive, in the energy waste reduction reconciliation to be filed in May 2023. Consumers recognized incentive revenue under this program of $55 million in 2022.
Costs of Coal-fueled Electric Generating Units to be Retired: In 2019, the MPSC approved the settlement agreement reached in Consumers’ 2018 IRP, under which Consumers will retire the D.E. Karn coal-fueled electric generating units in 2023. Under Michigan law, electric utilities have been permitted to use highly rated, low-cost securitization bonds to finance the recovery of qualified costs. In 2019, Consumers removed from total plant, property, and equipment an amount representing the projected remaining book value of the two coal-fueled electric generating units upon their retirement, and recorded it as a regulatory asset. In 2020, the MPSC issued a securitization financing order authorizing Consumers to issue securitization bonds in order to finance the recovery of the remaining book value of the two coal-fueled electric generating units upon their retirement. Until securitization, the book value of the generating units will remain in rate base and receive full regulatory returns in general rate cases.
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
Retention Incentive Program: To ensure necessary staffing at the D.E. Karn and J.H. Campbell generating complexes through the anticipated retirement of the coal-fueled generating units, Consumers has established retention incentive programs. In 2020, the MPSC approved deferred accounting treatment for the retention and severance costs incurred under the D.E. Karn program, and Consumers began deferring these costs as a regulatory asset in 2021. In addition, under the 2021 IRP, the MPSC approved deferred accounting treatment for the retention and severance costs incurred under the J.H. Campbell program during 2022; deferral of costs beyond 2022 was approved as part of the 2022 electric rate case settlement. For additional details regarding the retention incentive program, see Note 19, Exit Activities and Discontinued Operations.
Demand Response Program: In Consumers’ 2018 IRP and general rate cases, the MPSC has approved the recovery of demand response costs. Consumers annually files a reconciliation with the MPSC to review actual demand response costs against amounts approved. The amount of spending incurred in excess of amounts included in rates for recovery is recorded as a regulatory asset and amortized when it is collected from customers. The amount included in rates for recovery in excess of spending incurred is recorded as a regulatory liability to be refunded to customers.
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
Regulatory Liabilities
Income Taxes, Net: Consumers records regulatory assets and liabilities to reflect the difference between deferred income taxes recognized for financial reporting purposes and amounts previously reflected in Consumers’ rates. This net balance will decrease over the remaining life of the related temporary differences and flow through income tax expense. The majority of the net regulatory liability recorded related to income taxes is associated with plant assets that are subject to normalization, which is governed by the Internal Revenue Code, and will be returned to customers over the remaining book life of the related plant assets. For additional details on deferred income taxes, see Note 12, Income Taxes.
Reserve for Customer Refunds: In December 2022, the MPSC issued an order authorizing Consumers to refund $22 million voluntarily to utility customers. In January 2023, Consumers submitted a filing proposing that the refund take the form of incremental funding to cover the cost of, and return on, certain distribution capital investments above amounts included in rates and contributions to programs that assist vulnerable customers.
Additionally, in the settlement of its 2022 electric rate case, Consumers agreed to refund voluntarily $15 million of 2022 revenues to utility customers through a one-time bill credit and to fund $10 million in contributions to programs that directly assist vulnerable customers with utility bills.
Cost of Removal: The MPSC allows Consumers to collect amounts from customers to fund future asset removal activities. This regulatory liability is reduced as costs are incurred to remove the assets at the end of their useful lives.
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
Consumers Electric Utility
2021 Electric Rate Case: In December 2021, the MPSC issued a final order in Consumers’ 2021 electric rate case, disallowing cost recovery for fleet assets and certain other categories of recently completed capital expenditures incurred by Consumers. As a result, Consumers impaired certain of these capital expenditures, a portion of which were held by the gas utility, and recorded impairment charges totaling $45 million within maintenance and other operating expenses on its consolidated statements of income for the year ended December 31, 2021.
2022 Electric Rate Case: In April 2022, Consumers filed an application with the MPSC seeking a rate increase of $272 million, based on a 10.25-percent authorized return on equity for the projected twelve-month period ending December 31, 2023. In September 2022, Consumers revised its requested increase to $292 million. The filing requested authority to recover future investments associated with distribution system reliability, solar generation, environmental compliance, and enhanced technology.

In January 2023, the MPSC approved a settlement agreement authorizing an annual rate increase of $155 million, based on a 9.9-percent authorized return on equity. The MPSC also approved a surcharge for the recovery of $6 million of depreciation, property tax, and interest expense related to distribution investments made in 2021 that exceeded what was authorized in rates in accordance with the December 2020 electric rate order. Additionally, the approved settlement provides for the following:
•a pension and OPEB tracker that will allow Consumers to defer the future recovery or refund of pension and OPEB expenses above or below the amounts used to set existing rates, respectively
•a refund of $15 million of 2022 revenues to utility customers through a one-time bill credit
•a commitment to fund $10 million in contributions to programs that directly assist vulnerable customers with utility bills
•deferred accounting treatment for depreciation and property tax expense as well as the debt component of the overall rate of return for distribution-related capital investments exceeding a certain threshold amount
•an increase to the distributed generation cap from two percent to four percent on Consumers’ system
There were no direct disallowances of historical capital expenditures within the approved settlement agreement. The new rates became effective January 20, 2023.
Voluntary Radio Tower Asset Sale Gain Share: In May 2022, Consumers completed a sale of various radio tower assets. In June 2022, Consumers filed an application with the MPSC requesting approval to share voluntarily half of the gain from the sale with its electric and gas utility customers; this application was approved by the MPSC in October 2022. During 2022, Consumers shared two-thirds with electric customers through additional spending for tree trimming and one-third with gas customers through a donation to nonprofit agencies that provide customer energy bill assistance.
Consumers Gas Utility
2021 Gas Rate Case: In December 2021, Consumers filed an application with the MPSC seeking an annual rate increase of $278 million, based on a 10.5-percent authorized return on equity for the projected twelve-month period ending September 30, 2023. In April 2022, Consumers reduced its requested annual rate increase to $233 million, based on a 10.25-percent authorized return on equity. In July 2022, the MPSC approved a settlement agreement authorizing an annual rate increase of $170 million, based on a 9.9-percent authorized return on equity, effective October 1, 2022. The MPSC also approved the continuation of a revenue decoupling mechanism, which annually reconciles Consumers’ actual weather-normalized non-fuel revenues with the revenues approved.
Power Supply Cost Recovery and Gas Cost Recovery
The PSCR and GCR ratemaking processes are designed to allow Consumers to recover all of its power supply and purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices in annual plan and reconciliation proceedings. Consumers adjusts its PSCR and GCR billing charges monthly, subject to ceiling factor limitations, in order to minimize the underrecovery or overrecovery amount in the annual reconciliations. Underrecoveries represent probable future revenues that will be recovered from customers; overrecoveries represent previously collected revenues that will be refunded to customers.

Presented in the following table are the assets and liabilities for PSCR and GCR underrecoveries and overrecoveries reflected on Consumers’ consolidated balance sheets:

In Millions
December 31	2022	2021
Assets
PSCR underrecoveries	$401	$—
GCR underrecoveries	8	25
Accounts receivable and accrued revenue	$409	$25
Liabilities
PSCR overrecoveries	$—	$12
Accrued rate refunds	$—	$12
Due to spikes in fuel prices during 2022, the cost of electric generation increased, resulting in higher market prices for electricity. Accordingly, Consumers’ power supply costs for 2022 were significantly higher than those projected in its 2022 PSCR plan. Consumers included a projection of its full-year 2022 underrecovery in the 2023 PSCR plan filed with the MPSC in September 2022. In January 2023, Consumers filed a motion for a temporary order in its 2023 PSCR plan, requesting that the MPSC approve only a third of the 2022 underrecovery amount for recovery in 2023, with the remaining amount to be recovered equally during 2024 and 2025. Recovering the 2022 underrecovery over three years will provide immediate relief to electric customers, and the financial impact will be neutral to Consumers’ earnings.
PSCR Plans and Reconciliations: In August 2022, the MPSC issued an order in Consumers’ 2020 PSCR reconciliation, authorizing recovery of $1.8 billion of power costs and authorizing Consumers to reflect in its 2021 PSCR reconciliation the underrecovery of $1 million. In its order, the MPSC disallowed the recovery of $1 million of replacement power costs associated with an extended outage at Ludington. Consumers filed an appeal of the MPSC’s order with the Michigan Court of Appeals in September 2022.
In March 2022, Consumers filed its 2021 PSCR reconciliation, requesting full recovery of $2.1 billion of power costs and authorization to reflect in its 2022 PSCR reconciliation the overrecovery of $8 million.
Consumers submitted its 2022 PSCR plan to the MPSC in September 2021 and self-implemented its proposed 2022 PSCR charge in January 2022.
GCR Plans and Reconciliations: In April 2022, the MPSC approved a settlement agreement in Consumers’ 2020-2021 GCR reconciliation, authorizing recovery of $0.4 billion of gas costs and authorizing Consumers to reflect in its 2021-2022 GCR reconciliation the overrecovery of $2 million.
In June 2022, Consumers filed its 2021-2022 GCR reconciliation, requesting full recovery of $0.7 billion of gas costs and authorization to reflect in its 2022-2023 GCR reconciliation the underrecovery of $9 million.
Consumers submitted its 2022-2023 GCR plan to the MPSC in December 2021 and self-implemented its proposed 2022-2023 GCR charge in April 2022. In June 2022, Consumers filed with the MPSC a revised GCR plan requesting an increase to the GCR factor due to rising natural gas prices. Consumers self-implemented that increased factor in October 2022.

3:    Contingencies and Commitments
CMS Energy and Consumers are involved in various matters that give rise to contingent liabilities. Depending on the specific issues, the resolution of these contingencies could negatively affect CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. In their disclosures of these matters, CMS Energy and Consumers provide an estimate of the possible loss or range of loss when such an estimate can be made. Disclosures stating that CMS Energy or Consumers cannot predict the outcome of a matter indicate that they are unable to estimate a possible loss or range of loss for the matter.
CMS Energy Contingencies
Bay Harbor: CMS Land retained environmental remediation obligations for the collection and treatment of leachate at Bay Harbor after selling its interests in the development in 2002. Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site. In 2012, CMS Land and EGLE finalized an agreement establishing the final remedies and the future water quality criteria at the site. CMS Land completed all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit, which was renewed in January 2022 and is valid through 2025.
At December 31, 2022, CMS Energy had a recorded liability of $45 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $57 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs in each of the next five years:

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates its liability for NREPA sites for which it can estimate a range of loss to be between $2 million and $4 million. At December 31, 2022, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
Consumers is a potentially responsible party at a number of contaminated sites administered under CERCLA. CERCLA liability is joint and several. In 2010, Consumers received official notification from the EPA that identified Consumers as a potentially responsible party for cleanup of PCBs at the Kalamazoo River CERCLA site. The notification claimed that the EPA had reason to believe that Consumers disposed of PCBs and arranged for the disposal and treatment of PCB-containing materials at portions of the site. In 2011, Consumers received a follow-up letter from the EPA requesting that Consumers agree to participate in a removal action plan along with several other companies for an area of lower Portage Creek, which is connected to the Kalamazoo River. All parties asked to participate in the removal action plan, including Consumers, declined to accept liability. Until further information is received from the EPA, Consumers is unable to estimate a range of potential liability for cleanup of the river.
Based on its experience, Consumers estimates its share of the total liability for known CERCLA sites to be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At December 31, 2022, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
Ludington Plant Overhaul Contract Dispute: Consumers and DTE Electric, co-owners of Ludington, are parties to a 2010 engineering, procurement, and construction contract with TAES, under which TAES is charged with performing a major overhaul and upgrade of Ludington. TAES’ performance has been unsatisfactory and resulted in overhaul project delays. Consumers and DTE Electric have demanded that TAES provide a comprehensive plan to resolve quality control concerns, including adherence to its warranty commitments and other contractual obligations. Consumers and DTE Electric have taken extensive efforts to resolve these issues with TAES, including a formal demand to TAES’ parent, Toshiba Corporation, a non-affiliated company, under a parent guaranty it provided in the contract. TAES has not provided a comprehensive plan or otherwise met its performance obligations.
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

In November 2022, Consumers and DTE Electric jointly filed an application with the MPSC, requesting authority to defer as a regulatory asset the costs associated with repairing or replacing the defective work performed by TAES while the litigation with TAES and Toshiba Corporation moves forward; such costs would be offset by potential future litigation proceeds received from TAES or Toshiba Corporation. If this application is approved by the MPSC, Consumers and DTE Electric will have the opportunity to seek appropriate recovery and ratemaking treatment for amounts recorded as a regulatory asset following resolution of the litigation.
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
At December 31, 2022, Consumers had a recorded liability of $62 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $67 million. Consumers expects to pay the following amounts for remediation and other response activity costs in each of the next five years:

In Millions
	2023	2024	2025	2026	2027
Consumers
Remediation and other response activity costs	$5	$11	$31	$6	$1
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At December 31, 2022, Consumers had a regulatory asset of $108 million related to the MGP sites.

Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At December 31, 2022, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
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
In September 2020, the MPSC disallowed the recovery of $7 million in incremental gas purchases related to the fire. In February 2021, after the MPSC denied Consumers’ petition for rehearing challenging this disallowance, Consumers filed an appeal with the Michigan Court of Appeals. In December 2022, the Michigan Court of Appeals issued a decision rejecting Consumers’ appeal. Consumers plans to file an application for leave to appeal with the Michigan Supreme Court in February 2023.
In December 2021, Consumers filed a gas rate case with the MPSC that included a request for recovery of the capital expenditures incurred to restore and modify the compressor station. Consumers incurred capital expenditures of $17 million during 2020 and 2021 to restore and modify the compressor station.
During 2022, Consumers received insurance proceeds of $13 million, representing recovery of costs incurred to restore the compressor station and incremental gas purchases related to the fire. Consumers had recognized the insurance recovery during 2021.
In June 2022, Consumers, the MPSC Staff, and other intervenors reached a settlement of the gas rate case and the MPSC approved it in July 2022. As a part of the settlement agreement, Consumers agreed, at this time, to not seek recovery of the capital expenditures, net of insurance proceeds, related to restoring and modifying the Ray Compressor Station. As a result, Consumers recorded an impairment charge of $10 million within maintenance and other operating expenses on its consolidated statements of income in 2022.

Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at December 31, 2022:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from sale of membership interests in VIEs[1]	various	indefinite	$325	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	226	3
Guarantee[3]	2011	indefinite	30	—
Consumers
Guarantee[3]	2011	indefinite	$30	$—
1These obligations arose from the sale of membership interests in NWO Holdco and Aviator Wind to tax equity investors. NorthStar Clean Energy provided certain indemnity obligations that protect the tax equity investors against losses incurred as a result of breaches of representations and warranties under the associated limited liability company agreements. These obligations are generally capped at an amount equal to the tax equity investor’s capital contributions plus a specified return, less any distributions and tax benefits it receives, in connection with its membership interest. For any indemnity obligations related to Aviator Wind, NorthStar Clean Energy would recover 49 percent of any amounts paid to the tax equity investor from the other owner of Aviator Wind Equity Holdings. Additionally, Aviator Wind holds insurance coverage that would partially protect against losses incurred as a result of certain failures to qualify for production tax credits. For further details on NorthStar Clean Energy’s ownership interest in NWO Holdco and Aviator Wind, see Note 18, Variable Interest Entities.
2These obligations arose from stock and asset sale agreements under which CMS Energy or a subsidiary of CMS Energy indemnified the purchaser for losses resulting from various matters, including claims related to taxes and breaches of representations and warranties. The maximum obligation amount is mostly related to an Equatorial Guinea tax claim and an indemnity provided in connection with the sale of EnerBank to Regions Bank. For further details on the sale, see Note 19, Exit Activities and Discontinued Operations.
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
Contractual Commitments
Purchase Obligations: Purchase obligations arise from long-term contracts for the purchase of commodities and related services, plant purchase commitments, and construction and service agreements. The commodities and related services include long-term PPAs, natural gas and associated transportation, and coal and associated transportation. Related-party PPAs are between Consumers and certain affiliates of NorthStar Clean Energy. Presented in the following table are CMS Energy’s and Consumers’ contractual purchase obligations at December 31, 2022 for each of the periods shown:

In Millions
	Payments Due
	Total	2023	2024	2025	2026	2027	Beyond 2027
CMS Energy, including Consumers
Total PPAs	$8,479	$652	$792	$809	$812	$847	$4,567
Other	4,042	2,513	903	335	41	31	219
Total purchase obligations	$12,521	$3,165	$1,695	$1,144	$853	$878	$4,786
Consumers
PPAs
MCV PPA	$2,317	$286	$369	$357	$384	$406	$515
Related-party PPAs	320	76	76	53	35	38	42
Other PPAs	5,842	290	347	399	393	403	4,010
Total PPAs	$8,479	$652	$792	$809	$812	$847	$4,567
Other	3,422	2,394	836	177	11	1	3
Total purchase obligations	$11,901	$3,046	$1,628	$986	$823	$848	$4,570
MCV PPA: Consumers has a PPA with the MCV Partnership giving Consumers the right to purchase up to 1,240 MW of capacity and energy produced by the MCV Facility through May 2030. The MCV PPA provides for:
•a capacity charge of $10.14 per MWh of available capacity through March 2025 and $5.00 per MWh of available capacity from March 2025 through the termination date of the PPA
•a fixed energy charge of $6.30 per MWh for on-peak hours and $6.00 for off-peak hours
•a variable energy charge based on the MCV Partnership’s cost of production for energy delivered to Consumers
•a $5 million annual contribution by the MCV Partnership to a renewable resources program through March 2025
Capacity and energy charges under the MCV PPA were $519 million in 2022, $348 million in 2021, and $298 million in 2020.
Other PPAs: Consumers has PPAs expiring through 2050 with various counterparties. The majority of the PPAs have capacity and energy charges for delivered energy. Capacity and energy charges under these PPAs were $510 million in 2022, $338 million in 2021, and $327 million in 2020. In addition,

CMS Energy and Consumers account for several of their PPAs as leases. See Note 8, Leases for more information about CMS Energy’s and Consumers’ lease obligations.
4:    Financings and Capitalization
Presented in the following table is CMS Energy’s long-term debt at December 31:

In Millions
	Interest Rate (%)		Maturity	2022	2021
CMS Energy, including Consumers
CMS Energy, parent only
Senior notes	3.875		2024	$250	$250
	3.600		2025	250	250
	3.000		2026	300	300
	2.950		2027	275	275
	3.450		2027	350	350
	4.700		2043	250	250
	4.875		2044	300	300
				$1,975	$1,975

Junior subordinated notes[1]	4.750	[2]	2050	500	500
	3.750	[3]	2050	400	400
	5.625		2078	200	200
	5.875		2078	280	280
	5.875		2079	630	630
				$2,010	$2,010
Total CMS Energy, parent only				$3,985	$3,985
Consumers				10,277	8,505
NorthStar Clean Energy, including subsidiaries
Term loan facility	variable		2025	—	78
Term loan facility	variable	[4]	2023	100	—

Total principal amount outstanding				$14,362	$12,568
Current amounts				(1,090)	(373)
Unamortized discounts				(30)	(31)
Unamortized issuance costs				(120)	(118)
Total long-term debt				$13,122	$12,046
1These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness.
2On June 1, 2030, and every five years thereafter, the notes will reset to an interest rate equal to the five-year treasury rate plus 4.116 percent.
3On December 1, 2030, and every five years thereafter, the notes will reset to an interest rate equal to the five-year treasury rate plus 2.900 percent
4Funds borrowed under this facility have an interest rate of one-month Term SOFR plus a spread of one percent. At December 31, 2022, the interest rate for the loan issued under this facility was 5.423 percent.

Presented in the following table is Consumers’ long-term debt at December 31:

In Millions
	Interest Rate (%)		Maturity		2022	2021
Consumers
First mortgage bonds
	0.350		2023		$300	$300
	3.375		2023		325	325
	3.125		2024		250	250
	3.190		2024		52	52
	3.680		2027		100	100
	3.390		2027		35	35
	3.800		2028		300	300
	3.600		2032		350	—
	3.180		2032		100	100
	5.800		2035		175	175
	3.520		2037		335	335
	4.010		2038		215	215
	6.170		2040		50	50
	4.970		2040		50	50
	4.310		2042		263	263
	3.950		2043		425	425
	4.100		2045		250	250
	3.250		2046		450	450
	3.950		2047		350	350
	4.050		2048		550	550
	4.350		2049		550	550
	3.750		2050		300	300
	3.100		2050		550	550
	3.500		2051		575	575
	2.650		2052		300	300
	4.200		2052		450	—
	3.860		2052		50	50
	4.280		2057		185	185
	2.500		2060		525	525
	4.350		2064		250	250
	variable	[1]	2069		76	76
	variable	[1]	2070		134	134
	variable	[1]	2070		127	127
					$8,997	$8,197
Tax-exempt revenue bonds	0.875	[2]	2035		35	35
	1.800	[3]	2049		75	75
					$110	$110

Securitization bonds	3.343	[4]	2025-2029	[5]	170	198

Term loan facility	variable	[6]	2024		1,000	—
Total principal amount outstanding					$10,277	$8,505
Current amounts					(991)	(365)
Unamortized discounts					(27)	(28)
Unamortized issuance costs					(67)	(62)
Total long-term debt					$9,192	$8,050
1The variable-rate bonds bear interest quarterly at a rate of three-month LIBOR minus 0.300 percent, subject to a zero-percent floor. At December 31, 2022, the interest rates were 4.469 percent for bonds due

September 2069, 4.375 percent for bonds due May 2070, and 3.484 percent for bonds due October 2070. The interest rate for all variable-rate bonds at December 31, 2021 was zero percent. The holders of these variable-rate bonds may put them to Consumers for redemption on certain dates prior to their stated maturity, including dates within one year of December 31, 2022.
2The interest rate on these tax-exempt revenue bonds will reset on October 8, 2026.
3The interest rate on these tax‑exempt revenue bonds will reset on October 1, 2024.
4The weighted-average interest rate for Consumers’ securitization bonds issued through its subsidiary, Consumers 2014 Securitization Funding, was 3.343 percent at December 31, 2022 and 3.290 percent at December 31, 2021.
5Principal and interest payments are made semiannually.
6Loans under this facility have an interest rate of one-month Term SOFR plus 0.650 percent. At December 31, 2022, the weighted-average interest rate for the loans issued under this facility was 4.975 percent at December 31, 2022.
Financings: Presented in the following table is a summary of major long-term debt issuances during 2022:

	Principal (In Millions)	Interest Rate	Issuance Date	Maturity Date
NorthStar Clean Energy, including subsidiaries
Term loan facility[1]	$100	variable	December 2022	September 2023
Total NorthStar Clean Energy, including subsidiaries	$100
Consumers
Term loan facility[2]	$1,000	variable	July 2022	January 2024
First mortgage bonds	350	3.600%	August 2022	August 2032
First mortgage bonds	450	4.200%	August 2022	September 2052
Total Consumers	$1,800
Total CMS Energy	$1,900
1    In December 2022, a subsidiary of NorthStar Clean Energy entered into a $185 million unsecured term loan credit agreement. Under this credit agreement, $100 million of loans have been issued as of December 31, 2022. In January 2023, an additional $30 million was borrowed under the unsecured term loan credit agreement.
2    In July 2022, Consumers entered into a delayed-draw $1.0 billion unsecured term loan credit agreement. Under this credit agreement, Consumers issued loans of $550 million in September 2022 and $450 million in November 2022. In January 2023, Consumers repaid $500 million of the term loan credit agreement.

In January 2023, Consumers entered into a bond purchase agreement to issue an aggregate principal amount of $400 million of first mortgage bonds through a private placement offering. The bonds, which were priced in November 2022, carry a weighted average interest rate of 5.251 percent and mature at varying dates between 2026 and 2037. The bonds are expected to be issued in May 2023. The proceeds of the bonds will be used to finance a portion of the purchase price of the New Covert Generating Facility and for general corporate purposes.
Also in January 2023, Consumers issued $425 million of first mortgage bonds that mature in March 2028 and bear interest at a rate of 4.650 percent. The proceeds of the bonds have been used to repay a portion of the $1.0 billion aggregate principal amount outstanding under Consumers’ term loan credit agreement and for general corporate purposes.
Presented in the following table is a summary of major long-term debt retirements during 2022:

	Principal (In Millions)	Interest Rate	Retirement Date	Maturity Date
NorthStar Clean Energy, including subsidiaries
Term loan facility	$76	variable	June 2022	October 2025
In June 2022, NorthStar Clean Energy sold a Class A membership interest in NWO Holdco to a tax equity investor for $49 million. Proceeds from the sale were used to retire the non-recourse debt held by a subsidiary of NorthStar Clean Energy. For more information, see Note 18, Variable Interest Entities.
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
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Its current authorization expires on March 31, 2024. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements. In December 2022, Consumers filed an application for authority to issue securities between April 1, 2023 and March 31 2025.
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

Debt Maturities: At December 31, 2022, the aggregate annual maturities for long-term debt for the next five years, based on stated maturities or earlier put dates, were:

In Millions
	2023	2024	2025	2026	2027
CMS Energy, including Consumers
Long-term debt
CMS Energy, parent only	$—	$250	$250	$300	$625
Consumers	991	1,332	31	32	168
NorthStar Clean Energy, including subsidiaries	100	—	—	—	—
Total CMS Energy[1]	$1,091	$1,582	$281	$332	$793
Consumers
Long-term debt	$991	$1,332	$31	$32	$168
1    This amount excludes debt issuance costs, related to the term loan agreement of a subsidiary of NorthStar Clean Energy, of less than $1 million.
Credit Facilities: The following credit facilities with banks were available at December 31, 2022:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
December 14, 2027[1]	$550	$—	$18	$532
September 22, 2024	50	—	50	—
NorthStar Clean Energy, including subsidiaries
September 25, 2025[2]	$37	$—	$37	$—
Consumers[3]
December 14, 2027	$1,100	$—	$29	$1,071
November 18, 2024	250	—	27	223
1There were no borrowings under this facility during the year ended December 31, 2022.
2This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding Aviator Wind Equity Holdings, see Note 18, Variable Interest Entities.
3Obligations under these facilities are secured by first mortgage bonds of Consumers. There were no borrowings under these facilities during the year ended December 31, 2022.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At December 31, 2022, there were $20 million of commercial paper notes outstanding under this program at an annual interest rate of 4.710 percent, recorded as current notes payable on the consolidated balance sheets of CMS Energy and Consumers.

In December 2022, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million. At December 31, 2022, outstanding borrowings under the agreement were $75 million bearing the maximum interest rate authorized by FERC for this short-term credit agreement of 3.500 percent.
Dividend Restrictions: At December 31, 2022, payment of dividends by CMS Energy on its common stock was limited to $6.8 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at December 31, 2022, Consumers had $1.9 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the year ended December 31, 2022, Consumers paid $769 million in dividends on its common stock to CMS Energy.
Capitalization: The authorized capital stock of CMS Energy consists of:
•350 million shares of CMS Energy Common Stock, par value $0.01 per share
•10 million shares of CMS Energy Preferred Stock, par value $0.01 per share
Issuance of Common Stock: Under an existing equity offering program, CMS Energy may sell shares of its common stock having an aggregate sales price of up to $500 million in privately negotiated transactions, in “at the market” offerings, through forward sales transactions, or otherwise. In 2022, CMS Energy settled forward contracts under this program by issuing 962,354 shares of common stock at a weighted-average price of $57.36 per share, resulting in net proceeds of $55 million.
Presented in the following table are details of CMS Energy’s forward sales contracts under this program at December 31, 2022:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	December 31, 2022
August 3, 2022	February 1, 2024	2,944,207	67.59	67.83
August 24, 2022	February 26, 2024	1,677,938	69.46	69.69
August 29, 2022	February 26, 2024	1,783,388	68.18	68.38
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

If CMS Energy had elected to net share settle or net cash settle the contracts as of December 31, 2022, CMS Energy would not have been required to deliver shares or pay cash.
Preferred Stock: CMS Energy’s Series C preferred stock is traded on the New York Stock Exchange under the symbol CMS PRC. Depositary shares represent a 1/1000th interest in a share of its Series C preferred stock. The Series C preferred stock has no maturity or mandatory redemption date and is not redeemable at the option of the holders. CMS Energy may, at its option, redeem the Series C preferred stock, in whole or in part, at any time on or after July 15, 2026. The Series C preferred stock ranks senior to CMS Energy’s common stock with respect to dividend rights and distribution rights upon liquidation. Presented in the following table are details of CMS Energy’s Series C preferred stock at December 31, 2022 and 2021:

	Depositary Share Par Value	Depositary Share Optional Redemption Price	Number of Depositary Shares Authorized	Number of Depositary Shares Outstanding
Cumulative, redeemable perpetual	$25	$25	9,200,000	9,200,000
Preferred Stock of Subsidiary: Consumers’ preferred stock is traded on the New York Stock Exchange under the symbol CMS-PB. Presented in the following table are details of Consumers’ preferred stock at December 31, 2022 and 2021:

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

In Millions
	CMS Energy, including Consumers		Consumers
December 31	2022	2021	2022	2021
Assets[1]
Restricted cash equivalents	$18	$24	$17	$22
Nonqualified deferred compensation plan assets	24	27	18	21
Derivative instruments	2	2	2	2
Total assets	$44	$53	$37	$45
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$24	$27	$18	$21
Derivative instruments	—	7	—	—
Total liabilities	$24	$34	$18	$21
1All assets and liabilities were classified as Level 1 with the exception of derivative contracts, which were classified as Level 2 or Level 3.
Restricted Cash Equivalents: Restricted cash equivalents consist of money market funds with daily liquidity. For further details, see Note 1, Significant Accounting Policies.
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
In 2021, Consumers wrote down fleet assets held for sale from their carrying amount of $19 million to their fair value, less selling costs, of $15 million, resulting in an impairment charge of $4 million, which was recorded within maintenance and other operating expenses on its consolidated statements of income for the year ended December 31, 2021. The fair value was determined based on the market prices of similar fleet vehicles at the time of measurement. These vehicles were subsequently sold at an amount exceeding their recorded fair value in 2022. For additional information, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters.

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

In Millions
	December 31, 2022					December 31, 2021
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$14	$14	$—	$—	$14	$14	$14	$—	$—	$14
Liabilities
Long-term debt[2]	14,212	12,384	987	8,741	2,656	12,419	13,800	1,189	10,656	1,955
Long-term payables[3]	9	7	—	—	7	31	32	—	—	32
Consumers
Assets
Long-term receivables[1]	$14	$14	$—	$—	$14	$14	$14	$—	$—	$14
Notes receivable – related party[4]	101	101	—	—	101	104	104	—	—	104
Liabilities
Long-term debt[5]	10,183	8,728	—	6,172	2,556	8,415	9,410	—	7,455	1,955
1Includes current portion of long-term accounts receivable and notes receivable of $7 million at December 31, 2022 and $9 million at December 31, 2021.
2Includes current portion of long-term debt of $1,090 million at December 31, 2022 and $373 million at December 31, 2021.
3Includes current portion of long-term payables of $2 million at December 31, 2022 and $23 million at December 31, 2021.
4Includes current portion of notes receivable – related party of $7 million at December 31, 2022 and 2021.
5Includes current portion of long-term debt of $991 million at December 31, 2022 and $365 million at December 31, 2021.
The DB SERP note receivable – related party is Consumers’ portion of a demand note payable issued by CMS Energy to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028.

7:    Plant, Property, and Equipment
Presented in the following table are details of CMS Energy’s and Consumers’ plant, property, and equipment:

In Millions
December 31	Estimated Depreciable Life in Years	2022	2021
CMS Energy, including Consumers
Plant, property, and equipment, gross
Consumers	3 - 125	$29,342	$28,771
NorthStar Clean Energy
Independent power production[1]	3 - 40	1,124	1,121
Assets under finance leases[2]		24	—
Other	3 - 5	1	1
Plant, property, and equipment, gross		$30,491	$29,893
Construction work in progress		1,182	961
Accumulated depreciation and amortization		(8,960)	(8,502)
Total plant, property, and equipment[3]		$22,713	$22,352
Consumers
Plant, property, and equipment, gross
Electric
Generation	15 - 125	$5,780	$6,704
Distribution	15 - 75	10,590	9,815
Other	5 - 55	1,374	1,309
Assets under finance leases[2]		126	319
Gas
Distribution	20 - 85	6,951	6,338
Transmission	17 - 75	2,440	2,319
Underground storage facilities[4]	27 - 75	1,197	1,117
Other	5 - 55	835	814
Assets under finance leases[2]		20	13
Other non-utility property	3 - 51	29	23
Plant, property, and equipment, gross		$29,342	$28,771
Construction work in progress		994	915
Accumulated depreciation and amortization		(8,791)	(8,371)
Total plant, property, and equipment[2]		$21,545	$21,315
1A portion of independent power production assets are leased to others under operating leases. For information regarding CMS Energy’s operating leases of owned assets, see Note 8, Leases.
2For information regarding the amortization terms of CMS Energy’s and Consumers’ assets under finance leases, see Note 8, Leases.
3Consumers’ plant additions were $2.3 billion for the year ended December 31, 2022 and $2.4 billion for the year ended December 31, 2021. Consumers’ plant retirements, which include the impact of disallowances and transfers to held for sale, were $290 million for the year ended December 31, 2022 and $361 million for the year ended December 31, 2021. Consumers plans to retire the J.H. Campbell 1, 2, & 3 coal-fueled electric generating units in 2025. Accordingly, in 2022, Consumers removed from total plant, property, and equipment $1.3 billion, representing the remaining book value of the three units upon their retirement, and recorded it as a regulatory asset. For additional details, see Note 2, Regulatory Matters.
4Underground storage includes base natural gas of $26 million at December 31, 2022 and 2021. Base natural gas is not subject to depreciation.
Intangible Assets: Included in net plant, property, and equipment are intangible assets. Presented in the following table are details about Consumers’ intangible assets:

In Millions
Description	Amortization Life in Years	December 31, 2022		December 31, 2021
		Gross Cost[1]	Accumulated Amortization	Gross Cost[1]	Accumulated Amortization
Consumers
Software development	3 - 15	$846	$593	$840	$592
Rights of way	50 - 85	218	61	211	60
Franchises and consents	5 - 50	16	10	16	10
Leasehold improvements	various[2]	9	6	9	6
Other intangibles	various	25	16	26	16
Total		$1,114	$686	$1,102	$684
1Consumers’ intangible asset additions were $116 million for the year ended December 31, 2022 and $88 million for the year ended December 31, 2021. Consumers’ intangible asset retirements were $104 million for the year ended December 31, 2022 and $91 million for the year ended December 31, 2021.
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
AFUDC: Consumers capitalizes AFUDC on regulated major construction projects. AFUDC represents the estimated cost of debt and authorized return-on-equity funds used to finance construction additions. Consumers records the offsetting credit as a reduction of interest for the amount representing the borrowed funds component and as other income for the equity funds component on the consolidated statements of income. When construction is completed and the property is placed in service, Consumers depreciates and recovers the capitalized AFUDC from customers over the life of the related asset. Presented in the following table are Consumers’ average AFUDC capitalization rates:

Years Ended December 31	2022	2021	2020
Electric	6.2%	6.2%	6.9%
Gas	5.6	5.6	5.7
Assets Under Finance Leases: Presented in the following table are further details about changes in CMS Energy’s and Consumers’ assets under finance leases:

In Millions
Years Ended December 31	2022	2021
CMS Energy, including Consumers
Balance at beginning of period	$332	$336
Additions	44	—
Net retirements and other adjustments	(206)	(4)
Balance at end of period	$170	$332
Consumers
Balance at beginning of period	$332	$336
Additions	20	—
Net retirements and other adjustments	(206)	(4)
Balance at end of period	$146	$332
Assets under finance leases are presented as gross amounts. CMS Energy and Consumers’ accumulated amortization of assets under finance leases was $88 million at December 31, 2022 and $272 million at December 31, 2021.
Depreciation and Amortization: Presented in the following table are further details about CMS Energy’s and Consumers’ accumulated depreciation and amortization:

In Millions
Years Ended December 31	2022	2021
CMS Energy, including Consumers
Utility plant assets	$8,785	$8,366
Non-utility plant assets	175	136
Consumers
Utility plant assets	$8,785	$8,366
Non-utility plant assets	6	5
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

Years Ended December 31	2022	2021	2020
Electric utility property	3.7%	3.9%	3.9%
Gas utility property	2.9	2.9	2.9
Other property	8.9	9.4	9.8
CMS Energy and Consumers record property repairs and minor property replacement as maintenance expense. CMS Energy and Consumers record planned major maintenance activities as operating expense unless the cost represents the acquisition of additional long-lived assets or the replacement of an existing long-lived asset.
Presented in the following table are the components of CMS Energy’s and Consumers’ depreciation and amortization expense:

In Millions
Years Ended December 31	2022	2021	2020
CMS Energy, including Consumers
Depreciation expense – plant, property, and equipment	$990	$975	$901
Amortization expense
Software	103	108	112
Other intangible assets	5	4	4
Securitized regulatory assets	28	27	26
Total depreciation and amortization expense	$1,126	$1,114	$1,043
Consumers
Depreciation expense – plant, property, and equipment	$952	$938	$881
Amortization expense
Software	103	108	112
Other intangible assets	5	4	4
Securitized regulatory assets	28	27	26
Total depreciation and amortization expense	$1,088	$1,077	$1,023
Presented in the following table is Consumers’ estimated amortization expense on intangible assets for each of the next five years:

In Millions
	2023	2024	2025	2026	2027
Consumers
Intangible asset amortization expense	$96	$82	$80	$76	$64

Jointly Owned Regulated Utility Facilities
Presented in the following table are Consumers’ investments in jointly owned regulated utility facilities at December 31, 2022:

In Millions, Except Ownership Share
	J.H. Campbell Unit 3	Ludington	Other
Ownership share	93.3%	51.0%	various
Utility plant in service	$1,767	$591	$412
Accumulated depreciation	(816)	(210)	(93)
Construction work in progress	10	21	21
Net investment	$961	$402	$340
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

Presented in the following table is information about CMS Energy’s and Consumers’ lease right-of-use assets and lease liabilities:

In Millions, Except as Noted
	CMS Energy, including Consumers		Consumers
December 31	2022	2021	2022	2021
Operating leases
Right-of-use assets[1]	$31	$26	$27	$22
Lease liabilities
Current lease liabilities[2]	4	3	4	3
Non-current lease liabilities[3]	27	25	23	19
Finance leases
Right-of-use assets	82	57	58	57
Lease liabilities[4]
Current lease liabilities	9	6	9	6
Non-current lease liabilities	68	46	45	46
Weighted-average remaining lease term (in years)
Operating leases	20	23	18	21
Finance leases	18	12	10	12
Weighted-average discount rate
Operating leases	4.0%	4.0%	3.9%	3.9%
Finance leases[5]	5.2	1.7	1.6	1.7
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
4Includes related-party lease liabilities of $25 million, of which less than $1 million was current, at December 31, 2022 and 2021.
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

CMS Energy and Consumers report operating, variable, and short-term lease costs as operating expenses on their consolidated statements of income, except for certain amounts that may be capitalized to other assets. Presented in the following table is a summary of CMS Energy’s and Consumers’ total lease costs:

In Millions
Years Ended December 31	2022	2021
CMS Energy, including Consumers
Operating lease costs	$6	$8
Finance lease costs
Amortization of right-of-use assets	12	7
Interest on lease liabilities	14	16
Variable lease costs	93	90
Short-term lease costs	23	22
Total lease costs	$148	$143
Consumers
Operating lease costs	$6	$8
Finance lease costs
Amortization of right-of-use assets	12	7
Interest on lease liabilities	14	16
Variable lease costs	93	90
Short-term lease costs	22	21
Total lease costs	$147	$142
Presented in the following table is supplemental cash flow information related to CMS Energy’s and Consumers’ lease liabilities:

In Millions
Years Ended December 31	2022	2021
CMS Energy, including Consumers
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities for operating leases	$6	$8
Cash used in operating activities for finance leases	14	16
Cash used in financing activities for finance leases	13	7
Lease liabilities arising from obtaining right-of-use assets
Operating leases	10	2
Finance leases	36	—
Consumers
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities for operating leases	$6	$8
Cash used in operating activities for finance leases	14	16
Cash used in financing activities for finance leases	12	7
Lease liabilities arising from obtaining right-of-use assets
Operating leases	10	2
Finance leases	12	—

Presented in the following table are the minimum rental commitments under CMS Energy’s and Consumers’ non-cancelable leases:

In Millions
		Finance Leases
December 31, 2022	Operating Leases	Pipelines and PPAs	Other	Total
CMS Energy, including Consumers
2023	$5	$15	$8	$23
2024	5	13	6	19
2025	3	13	3	16
2026	2	13	4	17
2027	2	13	2	15
2028 and thereafter	31	39	67	106
Total minimum lease payments	$48	$106	$90	$196
Less discount	17	75	44	119
Present value of minimum lease payments	$31	$31	$46	$77
Consumers
2023	$5	$15	$7	$22
2024	4	13	5	18
2025	3	13	2	15
2026	2	13	2	15
2027	1	13	1	14
2028 and thereafter	26	39	8	47
Total minimum lease payments	$41	$106	$25	$131
Less discount	14	75	2	77
Present value of minimum lease payments	$27	$31	$23	$54
Lessor
CMS Energy and Consumers are the lessor under power sales and natural gas delivery agreements that are accounted for as leases.
CMS Energy has power sales agreements that are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. For the year ended December 31, 2022, lease revenue from these power sales agreements was $240 million, which included variable lease payments of $191 million. For the year ended December 31, 2021, lease revenue from these power sales agreements was $194 million, which included variable lease payments of $138 million.

Presented in the following table are the minimum rental payments to be received under CMS Energy’s non‑cancelable operating leases:

In Millions
December 31, 2022
2023	$43
2024	43
2025	44
2026	18
Total minimum lease payments	$148
Consumers has a natural gas transportation agreement with a subsidiary of CMS Energy that extends through 2038, related to a pipeline owned by Consumers. This agreement is accounted for as a direct finance lease and will automatically extend annually unless terminated by either party. The effects of the lease are eliminated on CMS Energy’s consolidated financial statements.
Minimum rental payments to be received under Consumers’ direct financing leases are less than $1 million for each of the next five years and $8 million for the years thereafter. The lease receivable was $6 million as of December 31, 2022, which does not include unearned income of $7 million.
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
Presented below are the categories of assets that CMS Energy and Consumers have legal obligations to remove at the end of their useful lives and for which they have an ARO liability recorded:

ARO Description	In-Service Date	Long-Lived Assets
Closure of coal ash disposal areas	various	Generating plants coal ash areas
Gas distribution cut, purge, and cap	various	Gas distribution mains and services
Asbestos abatement	1973	Electric and gas utility plant
Closure of renewable generation assets	various	Wind and solar generation facilities
Gas wells plug and abandon	various	Gas transmission and storage

Presented in the following tables are the changes in CMS Energy’s and Consumers’ ARO liabilities:

In Millions
Company and ARO Description	ARO Liability 12/31/2021	Incurred	Settled	Accretion	Cash Flow Revisions[1]	ARO Liability 12/31/2022
CMS Energy, including Consumers
Consumers	$605	$1	$(39)	$27	$128	$722
Renewable generation assets	23	—	—	1	—	24
Total CMS Energy	$628	$1	$(39)	$28	$128	$746
Consumers
Coal ash disposal areas	$157	$—	$(20)	$7	$128	$272
Gas distribution cut, purge, and cap	282	1	(11)	15	—	287
Asbestos abatement	38	—	(1)	2	—	39
Renewable generation assets	93	—	—	2	—	95
Gas wells plug and abandon	35	—	(7)	1	—	29
Total Consumers	$605	$1	$(39)	$27	$128	$722
1Increase was attributable to a proposed change for closure work at the J.H. Campbell 3 ash disposal landfill and an updated cost estimate for other coal ash disposal areas.

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
In March 2022, CMS Energy and Consumers determined that 2022 lump-sum payments to retired employees under DB Pension Plan A would exceed the plan’s service cost and interest cost components of net periodic cost for the year. These lump-sum payments constitute pension plan liability settlements; once such settlements meet the service and interest cost threshold, recognition in earnings is required. As a result, in accordance with GAAP, CMS Energy, including Consumers, performed a remeasurement of DB Pension Plan A at the end of each quarter in 2022. For the year ended December 31, 2022, CMS Energy, including Consumers, recognized a settlement loss of $22 million; $21 million of this amount was deferred as a regulatory asset. Consumers recognized a settlement loss of $21 million, all of which was deferred as a regulatory asset. CMS Energy and Consumers will amortize the regulatory asset over eight years.
DCCP: CMS Energy and Consumers provide an employer contribution to the DCCP 401(k) plan for employees hired on or after July 1, 2003. The contribution ranges from five percent to ten percent of base pay, depending on years of service and employee class. Employees are not required to contribute in order to receive the plan’s employer contribution. DCCP expense for CMS Energy, including Consumers, was $48 million for the year ended December 31, 2022, $41 million for the year ended December 31, 2021, and $31 million for the year ended December 31, 2020. DCCP expense for Consumers was $48 million for the year ended December 31, 2022, $41 million for the year ended December 31, 2021, and $31 million for the year ended December 31, 2020.

DB SERP: The DB SERP is a nonqualified plan as defined by the Internal Revenue Code. DB SERP benefits are paid from a rabbi trust established in 1988. The trust assets are not considered plan assets under ASC 715. DB SERP rabbi trust earnings are taxable. Presented in the following table are the fair values of trust assets and ABO for CMS Energy’s and Consumers’ DB SERP:

In Millions
Years Ended December 31	2022	2021
CMS Energy, including Consumers
Trust assets	$137	$142
ABO	118	149
Consumers
Trust assets	$101	$104
ABO	85	108
Neither CMS Energy nor Consumers made any contributions to the DB SERP in 2022 or 2021.
DC SERP: On April 1, 2006, CMS Energy and Consumers implemented a DC SERP and froze further new participation in the DB SERP. The DC SERP provides participants benefits ranging from five percent to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. CMS Energy’s and Consumers’ contributions to the plan, if any, are placed in a grantor trust. For CMS Energy and Consumers, trust assets were $12 million at December 31, 2022 and $13 million at December 31, 2021. DC SERP assets are included in other non‑current assets on CMS Energy’s and Consumers’ consolidated balance sheets. CMS Energy’s and Consumers’ DC SERP expense was $1 million for the year ended December 31, 2022, and $2 million for the years ended December 31, 2021 and 2020.
401(k) Plan: The 401(k) plan employer match equals four to six percent of employee eligible contributions based on an employee’s wages and class. The total 401(k) plan cost for CMS Energy, including Consumers, was $44 million for the year ended December 31, 2022, $31 million for the year ended December 31, 2021, and $29 million for the year ended December 31, 2020. The total 401(k) plan cost for Consumers was $43 million for the year ended December 31, 2022, $31 million for the year ended December 31, 2021, and $29 million for the year ended December 31, 2020.
OPEB Plan: Participants in the OPEB Plan include all regular full-time employees covered by the employee health care plan on the day before retirement from either CMS Energy or Consumers at age 55 or older with at least ten full years of applicable continuous service. Regular full-time employees who qualify for disability retirement under the DB Pension Plans or are disabled and covered by the DCCP and who have 15 years of applicable continuous service may also participate in the OPEB Plan. Retiree health care costs were based on the assumption that costs would increase 6.50 percent in 2023 and 6.25 percent in 2022 for those under 65 and would increase 6.75 percent in 2023 and 2022 for those over 65. The rate of increase was assumed to decline to 4.75 percent by 2032 and thereafter for all retirees.

Assumptions: Presented in the following table are the weighted-average assumptions used in CMS Energy’s and Consumers’ retirement benefit plans to determine benefit obligations and net periodic benefit cost:

December 31	2022	2021	2020
CMS Energy, including Consumers
Weighted average for benefit obligations[1]
Discount rate[2]
DB Pension Plan A	5.24%	3.02%	2.73%
DB Pension Plan B	5.14	2.79	2.41
DB SERP	5.13	2.78	2.40
OPEB Plan	5.21	2.99	2.69
Rate of compensation increase
DB Pension Plan A	3.60	3.60	3.70
DB SERP	5.50	5.50	5.50
Weighted average for net periodic benefit cost[1]
Service cost discount rate[2,3]
DB Pension Plan A	3.09%	2.83%	3.44%
DB SERP	3.09	2.84	3.46
OPEB Plan	3.23	3.03	3.57
Interest cost discount rate[2,3]
DB Pension Plan A	2.44	1.97	2.92
DB Pension Plan B	2.21	1.70	2.74
DB SERP	2.21	1.72	2.74
OPEB Plan	2.45	1.99	2.88
Expected long-term rate of return on plan assets[4]
DB Pension Plans	6.50	6.75	6.75
OPEB Plan	6.50	6.75	6.75
Rate of compensation increase
DB Pension Plan A	3.60	3.70	3.50
DB SERP	5.50	5.50	5.50
1The mortality assumption for benefit obligations was based on the Pri-2012 Mortality Table, with improvement scale MP-2021 for 2022 and 2021 and improvement scale MP-2020 for 2020. The mortality assumption for net periodic benefit cost was based on the Pri-2012 Mortality Table, with improvement scales MP-2021 for 2022, MP-2020 for 2021, and MP-2019 for 2020.
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
4CMS Energy and Consumers determined the long-term rate of return using historical market returns, the present and expected future economic environment, the capital market principles of risk and return, and the expert opinions of individuals and firms with financial market knowledge. CMS Energy and Consumers considered the asset allocation of the portfolio in forecasting the future expected total return of the portfolio. The goal was to determine a long-term rate of return that could be incorporated into the planning of future cash flow requirements in conjunction with the change in the liability. Annually, CMS Energy and Consumers review for reasonableness and appropriateness the forecasted returns for various classes of assets used to construct an expected return model. CMS Energy’s and Consumers’ expected long-term rate of return on the assets of the DB Pension Plans was 6.50 percent in 2022. The actual return (loss) on the assets of the DB Pension Plans was (15.9) percent in 2022, 12.0 percent in 2021, and 13.6 percent in 2020.
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans and DB SERP			OPEB Plan
Years Ended December 31	2022	2021	2020	2022	2021	2020
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$41	$53	$50	$17	$18	$16
Interest cost	84	63	83	28	23	33
Settlement loss	1	1	1	—	—	—
Expected return on plan assets	(206)	(208)	(191)	(115)	(109)	(100)
Amortization of:
Net loss	40	100	95	1	8	15
Prior service cost (credit)	4	4	1	(51)	(53)	(56)
Settlement loss	9	6	2	—	—	—
Net periodic cost (credit)	$(27)	$19	$41	$(120)	$(113)	$(92)
Consumers
Net periodic cost (credit)
Service cost	$39	$51	$49	$17	$17	$15
Interest cost	79	59	78	27	23	31
Expected return on plan assets	(194)	(197)	(181)	(107)	(102)	(93)
Amortization of:
Net loss	37	96	90	—	8	15
Prior service cost (credit)	4	4	1	(50)	(51)	(54)
Settlement loss	9	6	2	—	—	—
Net periodic cost (credit)	$(26)	$19	$39	$(113)	$(105)	$(86)
CMS Energy and Consumers amortize net gains and losses in excess of ten percent of the greater of the PBO or the MRV over the average remaining service period for DB Pension Plan A and the OPEB Plan and over the average remaining life expectancy of participants for DB Pension Plan B. For DB Pension Plan A, the estimated period of amortization of gains and losses was eight years for the years ended December 31, 2022, 2021, and 2020. For DB Pension Plan B, the estimated period of amortization of gains and losses was 18 years for the years ended December 31, 2022 and 2021, and 19 years for the year ended December 31, 2020. For the OPEB Plan, the estimated amortization period was nine years for the years ended December 31, 2022, 2021, and 2020.
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

Reconciliations: Presented in the following table are reconciliations of the funded status of CMS Energy’s and Consumers’ retirement benefit plans with their retirement benefit plans’ liabilities:

In Millions
	DB Pension Plans				DB SERP		OPEB Plan
Years Ended December 31	2022	2021			2022	2021	2022	2021
CMS Energy, including Consumers
Benefit obligation at beginning of period	$3,070		$3,266		$149	$160	$1,166		$1,205
Service cost	41		53		—	—	17		18
Interest cost	81		60		3	3	28		23
Plan amendments	—		—		—	—	—		5
Actuarial gain	(811)	[1]	(108)	[1]	(25)	(4)	(274)	[1]	(32)	[1]
Benefits paid	(212)		(201)		(10)	(10)	(48)		(53)
Benefit obligation at end of period	$2,169		$3,070		$117	$149	$889		$1,166
Plan assets at fair value at beginning of period	$3,599		$3,402		$—	$—	$1,787		$1,645
Actual return on plan assets	(567)		398		—	—	(294)		194
Company contribution	—		—		10	10	—		—
Actual benefits paid	(212)		(201)		(10)	(10)	(47)		(52)
Plan assets at fair value at end of period	$2,820		$3,599		$—	$—	$1,446		$1,787
Funded status	$651	[2]	$529	[2]	$(117)	$(149)	$557		$621
Consumers
Benefit obligation at beginning of period					$109	$117	$1,122		$1,158
Service cost					—	—	17		17
Interest cost					2	2	27		23
Plan amendments					—	—	—		5
Actuarial gain					(19)	(3)	(265)	[1]	(30)	[1]
Benefits paid					(7)	(7)	(45)		(51)
Benefit obligation at end of period					$85	$109	$856		$1,122
Plan assets at fair value at beginning of period					$—	$—	$1,668		$1,535
Actual return on plan assets					—	—	(273)		182
Company contribution					7	7	—		—
Actual benefits paid					(7)	(7)	(45)		(49)
Plan assets at fair value at end of period					$—	$—	$1,350		$1,668
Funded status					$(85)	$(109)	$494		$546
1The actuarial gains for 2022 and 2021 for the DB Pension Plans and OPEB Plan were primarily the result of higher discount rates.
2The total funded status of the DB Pension Plans attributable to Consumers, based on an allocation of expenses, was $632 million at December 31, 2022 and $510 million at December 31, 2021.

Presented in the following table is the classification of CMS Energy’s and Consumers’ retirement benefit plans’ assets and liabilities:

In Millions
December 31	2022	2021
CMS Energy, including Consumers
Non-current assets
DB Pension Plans	$651	$529
OPEB Plan	557	621
Current liabilities
DB SERP	10	10
Non-current liabilities
DB SERP	107	139
Consumers
Non-current assets
DB Pension Plans	$632	$510
OPEB Plan	494	546
Current liabilities
DB SERP	7	7
Non-current liabilities
DB SERP	78	102
The ABO for the DB Pension Plans was $2.0 billion at December 31, 2022 and $2.7 billion at December 31, 2021. At December 31, 2022 and 2021, the PBO and ABO did not exceed plan assets for any of the defined benefit pension plans.

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost: Presented in the following table are the amounts recognized in regulatory assets, regulatory liabilities, and AOCI that have not been recognized as components of net periodic benefit cost. For additional details on regulatory assets and regulatory liabilities, see Note 2, Regulatory Matters.

In Millions
	DB Pension Plans and DB SERP		OPEB Plan
December 31	2022	2021	2022	2021
CMS Energy, including Consumers
Regulatory assets (liabilities)
Net loss	$724	$812	$251	$136
Prior service cost (credit)	21	25	(140)	(190)
Regulatory assets (liabilities)	$745	$837	$111	$(54)
AOCI
Net loss (gain)	69	94	2	(17)
Prior service cost (credit)	1	—	(3)	(5)
Total amounts recognized in regulatory assets (liabilities) and AOCI	$815	$931	$110	$(76)
Consumers
Regulatory assets (liabilities)
Net loss	$724	$812	$251	$136
Prior service cost (credit)	21	25	(140)	(190)
Regulatory assets (liabilities)	$745	$837	$111	$(54)
AOCI
Net loss	20	41	—	—
Total amounts recognized in regulatory assets (liabilities) and AOCI	$765	$878	$111	$(54)

Plan Assets: Presented in the following tables are the fair values of the assets of CMS Energy’s DB Pension Plans and OPEB Plan, by asset category and by level within the fair value hierarchy. For additional details regarding the fair value hierarchy, see Note 5, Fair Value Measurements.

In Millions
	DB Pension Plans
	December 31, 2022		December 31, 2021
	Total	Level 1	Total	Level 1	Level 2
CMS Energy, including Consumers
Cash and short-term investments	$122	$122	$30	$30	$—
U.S. government and agencies securities	—	—	209	—	209
Corporate debt	—	—	595	—	595
State and municipal bonds	—	—	13	—	13
Foreign corporate bonds	—	—	66	—	66
Mutual funds	263	263	785	785	—
	$385	$385	$1,698	$815	$883
Pooled funds	2,435		1,901
Total	$2,820		$3,599

In Millions
	OPEB Plan
	December 31, 2022		December 31, 2021
	Total	Level 1	Total	Level 1	Level 2
CMS Energy, including Consumers
Cash and short-term investments	$28	$28	$21	$21	$—
U.S. government and agencies securities	—	—	25	—	25
Corporate debt	—	—	73	—	73
State and municipal bonds	—	—	2	—	2
Foreign corporate bonds	—	—	8	—	8
Common stocks	69	69	85	85	—
Mutual funds	754	754	941	941	—
	$851	$851	$1,155	$1,047	$108
Pooled funds	595		632
Total	$1,446		$1,787
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
Asset Allocations: Presented in the following table are the investment components of the assets of CMS Energy’s DB Pension Plans and OPEB Plan as of December 31, 2022:

	DB Pension Plans	OPEB Plan
Equity securities	38.0%	55.0%
Fixed-income securities	47.0	38.0
Real asset investments	11.0	5.0
Cash and cash equivalents	4.0	2.0
	100.0%	100.0%
CMS Energy’s target 2022 asset allocation for the assets of the DB Pension Plans was 50‑percent equity, 40‑percent fixed income, and ten‑percent real assets.
CMS Energy established union and non‑union VEBA trusts to fund future retiree health and life insurance benefits. These trusts are funded through the ratemaking process for Consumers and through direct contributions from the non‑utility subsidiaries. CMS Energy’s target 2022 asset allocation for the health trusts was 51‑percent equity, 39‑percent fixed income, and ten‑percent real assets. CMS Energy’s target asset allocation for the life trusts was 53‑percent equity, 32‑percent fixed income, and 15‑percent multi-asset investments.
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

Contributions: Contributions comprise required amounts and discretionary contributions. Neither CMS Energy nor Consumers made any contributions in 2022 or 2021, or plans to contribute to the DB Pension Plans or OPEB Plan in 2023. Actual future contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.
Benefit Payments: Presented in the following table are the expected benefit payments for each of the next five years and the five‑year period thereafter:

In Millions
	DB Pension Plans	DB SERP	OPEB Plan
CMS Energy, including Consumers
2023	$160	$10	$55
2024	158	10	57
2025	161	10	58
2026	160	10	59
2027	159	10	60
2028-2032	790	45	312
Consumers
2023	$150	$7	$52
2024	149	7	54
2025	151	7	55
2026	151	7	56
2027	150	7	58
2028-2032	745	30	298
Collective Bargaining Agreements: At December 31, 2022, unions represented 41 percent of CMS Energy’s employees and 42 percent of Consumers’ employees. The UWUA represents Consumers’ operating, maintenance, construction, and customer contact center employees. The USW represents Zeeland plant employees. The UWUA and USW agreements expire in 2025.
11:    Stock-based Compensation
CMS Energy and Consumers provide a PISP to officers, employees, and non‑employee directors based on their contributions to the successful management of the company. The PISP has a ten‑year term, expiring in May 2030.
In 2022, all awards were in the form of restricted stock or restricted stock units. The PISP also allows for unrestricted common stock, stock options, stock appreciation rights, phantom shares, performance units, and incentive options, none of which was granted in 2022, 2021, or 2020.
Shares awarded or subject to stock options, phantom shares, or performance units may not exceed 6.5 million shares from June 2020 through May 2030. CMS Energy and Consumers may issue awards of up to 5,417,727 shares of common stock under the PISP as of December 31, 2022. Shares for which payment or exercise is in cash, as well as shares that expire, terminate, or are canceled or forfeited, may be awarded or granted again under the PISP.

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
Performance-based restricted stock vesting is contingent on meeting at least a 36‑month service requirement and a performance condition. The performance condition is based on an adjusted measure of CMS Energy’s EPS growth relative to a peer group over a three‑year period. The awards granted in 2022, 2021, and 2020 require a 38‑month service period. Market-based restricted stock vesting is generally contingent on meeting a three-year service requirement and a market condition. The market condition is based on a comparison of CMS Energy’s total shareholder return with the median total shareholder return of a peer group over the same three‑year period. Depending on the outcome of the performance condition or the market condition, a recipient may earn a total award ranging from zero to 200 percent of the initial grant. Time-lapse restricted stock generally vests after a service period of three years.
Restricted Stock Units: In 2022, 2021, and 2020, CMS Energy and Consumers granted restricted stock units to certain non‑employee directors who elected to defer their restricted stock awards. The restricted stock units generally vest after a service period of one year or, if earlier, at the next annual meeting. The restricted stock units will be distributed to the recipients as shares in accordance with the directors’ deferral agreements. Restricted stock units do not have voting rights, but do have dividend rights. In lieu of cash dividend payments, the dividends on restricted stock units are paid in additional units equal to the value of the dividends. These additional restricted stock units are subject to the same vesting and distribution conditions as the underlying restricted stock units. No restricted stock units were forfeited during 2022.

Presented in the following tables is the activity for restricted stock and restricted stock units under the PISP:

	CMS Energy, including Consumers		Consumers
Year Ended December 31, 2022	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	932,573	$56.56	887,085	$56.56
Granted
Restricted stock	534,386	48.69	506,911	48.57
Restricted stock units	14,255	56.13	13,611	56.07
Vested
Restricted stock	(395,069)	36.27	(378,759)	36.28
Restricted stock units	(14,170)	52.95	(13,377)	52.79
Forfeited – restricted stock	(42,452)	60.75	(37,325)	60.87
Nonvested at end of period	1,029,523	$60.13	978,146	$60.15

Year Ended December 31, 2022	CMS Energy, including Consumers	Consumers
Granted
Time-lapse awards	123,067	116,881
Market-based awards	141,287	133,450
Performance-based awards	141,287	133,450
Restricted stock units	11,810	11,265
Dividends on market-based awards	15,864	15,085
Dividends on performance-based awards	16,216	15,423
Dividends on restricted stock units	2,445	2,346
Additional market-based shares based on achievement of condition	52,627	50,428
Additional performance-based shares based on achievement of condition	44,038	42,194
Total granted	548,641	520,522
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
The fair value of performance-based and time-lapse restricted stock and restricted stock units is based on the price of CMS Energy’s common stock on the grant date. The fair value of market-based restricted stock awards is calculated on the grant date using a Monte Carlo simulation. CMS Energy and Consumers base expected volatilities on the historical volatility of the price of CMS Energy common stock. The risk-free rate for valuation of the market-based restricted stock awards was based on the three‑year U.S. Treasury yield at the award grant date.

Presented in the following table are the most significant assumptions used to estimate the fair value of the market-based restricted stock awards:

Years Ended December 31	2022	2021	2020
Expected volatility	27.3%	27.6%	14.2%
Expected dividend yield	2.8	2.8	2.4
Risk-free rate	1.4	0.2	1.6
Presented in the following table is the weighted-average grant-date fair value of all awards under the PISP:

In Millions
Years Ended December 31	2022	2021	2020
CMS Energy, including Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$48.69	$43.52	$45.56
Restricted stock units granted	56.13	54.11	49.76
Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$48.57	$42.85	$45.53
Restricted stock units granted	56.07	53.93	49.70
Presented in the following table are amounts related to restricted stock awards and restricted stock units:

In Millions
Years Ended December 31	2022	2021	2020
CMS Energy, including Consumers
Fair value of shares that vested during the year	$27	$25	$22
Compensation expense recognized	26	22	11
Income tax benefit recognized	—	1	3
Consumers
Fair value of shares that vested during the year	$25	$24	$21
Compensation expense recognized	25	21	10
Income tax benefit recognized	—	1	3
At December 31, 2022, $28 million of total unrecognized compensation cost was related to restricted stock for CMS Energy, including Consumers, and $27 million of total unrecognized compensation cost was related to restricted stock for Consumers. CMS Energy and Consumers expect to recognize this cost over a weighted-average period of two years.

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
Presented in the following table is the difference between actual income tax expense on continuing operations and income tax expense computed by applying the statutory U.S. federal income tax rate:

In Millions, Except Tax Rate
Years Ended December 31	2022	2021	2020
CMS Energy, including Consumers
Income from continuing operations before income taxes	$902	$823	$809
Income tax expense at statutory rate	189	173	170
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	51	39	44
TCJA excess deferred taxes[1]	(65)	(50)	(35)
Production tax credits	(45)	(40)	(28)
Accelerated flow-through of regulatory tax benefits[2]	(39)	(28)	(13)
Research and development tax credits, net[3]	(2)	(3)	(11)
Refund of alternative minimum tax sequestration[4]	—	—	(9)
Other, net	4	4	(3)
Income tax expense	$93	$95	$115
Effective tax rate	10.3%	11.5%	14.2%
Consumers
Income from continuing operations before income taxes	$1,085	$1,024	$989
Income tax expense at statutory rate	228	215	208
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	59	54	47
TCJA excess deferred taxes[1]	(65)	(50)	(35)
Accelerated flow-through of regulatory tax benefits[2]	(39)	(28)	(13)
Production tax credits	(40)	(33)	(19)
Research and development tax credits, net[3]	(1)	(3)	(11)
Other, net	(2)	1	(4)
Income tax expense	$140	$156	$173
Effective tax rate	12.9%	15.2%	17.5%
1In 2020, the MPSC authorized Consumers to accelerate the amortization of a gas regulatory liability associated with unprotected, non‑property-related excess deferred income taxes resulting from the TCJA. The regulatory liability, which was previously scheduled to be amortized through 2029, has now been fully amortized.
2In 2020, the MPSC authorized Consumers to accelerate the amortization of income tax benefits associated with the cost to remove gas plant assets. These tax benefits, which were previously scheduled to be amortized through 2025, have now been fully amortized.

3In 2022, CMS Energy finalized a study of research and development tax credits for tax years 2019 through 2021. As a result, Consumers recognized a $1 million decrease in the credit, net of reserves for uncertain tax positions. There was no impact at the consolidated level. In 2020, CMS Energy finalized a study of research and development tax credits for tax years 2012 through 2018. As a result, in 2020, CMS Energy, including Consumers, recognized a $9 million increase in the credit, net of reserves for uncertain tax positions. Of this amount, $8 million was recognized at Consumers.
4In 2020, the IRS issued a decision restoring alternative minimum tax credit refunds sequestered in years prior to 2018. As a result, in 2020, CMS Energy recognized a $9 million income tax benefit for sequestered amounts related to its 2017 tax return. CMS Energy received the refund in April 2020.
Presented in the following table are the significant components of income tax expense on continuing operations:

In Millions
Years Ended December 31	2022	2021	2020
CMS Energy, including Consumers
Current income taxes
Federal	$6	$(1)	$(35)
State and local	—	1	(2)
	$6	$—	$(37)
Deferred income taxes
Federal	4	49	100
State and local	65	49	57
	$69	$98	$157
Deferred income tax credit	18	(3)	(5)
Tax expense	$93	$95	$115
Consumers
Current income taxes
Federal	$(2)	$(13)	$3
State and local	8	15	(7)
	$6	$2	$(4)
Deferred income taxes
Federal	50	103	115
State and local	66	54	67
	$116	$157	$182
Deferred income tax credit	18	(3)	(5)
Tax expense	$140	$156	$173

Presented in the following table are the principal components of deferred income tax assets (liabilities) recognized:

In Millions
December 31	2022	2021
CMS Energy, including Consumers
Deferred income tax assets
Tax loss and credit carryforwards	$385	$332
Net regulatory tax liability	318	349
Reserves and accruals	35	32
Total deferred income tax assets	$738	$713
Valuation allowance	(2)	(2)
Total deferred income tax assets, net of valuation allowance	$736	$711
Deferred income tax liabilities
Plant, property, and equipment	$(2,515)	$(2,395)
Employee benefits	(433)	(399)
Gas inventory	(53)	(22)
Securitized costs	(39)	(46)
Other	(103)	(59)
Total deferred income tax liabilities	$(3,143)	$(2,921)
Total net deferred income tax liabilities	$(2,407)	$(2,210)
Consumers
Deferred income tax assets
Net regulatory tax liability	$318	$349
Tax loss and credit carryforwards	145	134
Reserves and accruals	28	24
Total deferred income tax assets	$491	$507
Deferred income tax liabilities
Plant, property, and equipment	$(2,458)	$(2,341)
Employee benefits	(423)	(388)
Gas inventory	(53)	(22)
Securitized costs	(39)	(46)
Other	(103)	(50)
Total deferred income tax liabilities	$(3,076)	$(2,847)
Total net deferred income tax liabilities	$(2,585)	$(2,340)
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts on CMS Energy’s and Consumers’ consolidated financial statements.

Presented in the following table are the tax loss and credit carryforwards at December 31, 2022:

In Millions
	Tax Attribute	Expiration
CMS Energy, including Consumers
State net operating loss carryforwards	$60	2030 – 2032
Local net operating loss carryforwards	3	2024 – 2040
General business credits	320	2035 – 2042
Federal charitable contribution carryforwards	2	2025
Total tax attributes	$385
Consumers
State net operating loss carryforwards	$46	2030
General business credits	99	2035 – 2042
Total tax attributes	$145
CMS Energy has provided a valuation allowance of $2 million for the local tax loss carryforward. CMS Energy and Consumers expect to utilize fully their tax loss and credit carryforwards for which no valuation allowance has been provided. It is reasonably possible that further adjustments will be made to the valuation allowances within one year.
Presented in the following table is a reconciliation of the beginning and ending amount of uncertain tax benefits:

In Millions
Years Ended December 31	2022	2021	2020
CMS Energy, including Consumers
Balance at beginning of period	$27	$25	$23
Additions for current-year tax positions	1	2	1
Additions for prior-year tax positions	1	—	3
Reductions for prior-year tax positions	(1)	—	(2)
Balance at end of period	$28	$27	$25
Consumers
Balance at beginning of period	$34	$31	$34
Additions for current-year tax positions	3	3	1
Additions for prior-year tax positions	1	—	4
Reductions for prior-year tax positions	(2)	—	(8)
Balance at end of period	$36	$34	$31
If recognized, all of these uncertain tax benefits would affect CMS Energy’s and Consumers’ annual effective tax rates in future years. One uncertain tax benefit relates to the methodology of state apportionment for Consumers’ electricity sales to MISO. The Michigan Tax Tribunal heard oral arguments on this methodology during 2022. A final conclusion is not anticipated in the next 12 months.
CMS Energy and Consumers recognize accrued interest and penalties, where applicable, as part of income tax expense. CMS Energy, including Consumers, recognized no interest or penalties for each of the years ended December 31, 2022, 2021, or 2020.

The amount of income taxes paid is subject to ongoing audits by federal, state, local, and foreign tax authorities, which can result in proposed assessments. CMS Energy’s federal income tax returns for 2019 and subsequent years remain subject to examination by the IRS. CMS Energy’s Michigan Corporate Income Tax returns for 2013 and subsequent years remain subject to examination by the State of Michigan. CMS Energy’s and Consumers’ estimate of the potential outcome for any uncertain tax issue is highly judgmental. CMS Energy and Consumers believe that their accrued tax liabilities at December 31, 2022 were adequate for all years.
13:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
Years Ended December 31	2022	2021	2020
Income available to common stockholders
Income from continuing operations	$809	$728	$694
Less loss attributable to noncontrolling interests	(24)	(23)	(3)
Less preferred stock dividends	10	5	—
Income from continuing operations available to common stockholders – basic and diluted	$823	$746	$697
Average common shares outstanding
Weighted-average shares – basic	289.5	289.0	285.0
Add dilutive nonvested stock awards	0.3	0.5	0.7
Add dilutive forward equity sale contracts	0.2	—	0.6
Weighted-average shares – diluted	290.0	289.5	286.3
Income from continuing operations per average common share available to common stockholders
Basic	$2.84	$2.58	$2.45
Diluted	2.84	2.58	2.44
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
14:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Year Ended December 31, 2022	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$5,395	$2,720	$—	$8,115
Other	—	—	205	205
Revenue recognized from contracts with customers	$5,395	$2,720	$205	$8,320
Leasing income	—	—	240	240
Financing income	10	6	—	16
Consumers alternative-revenue programs	43	14	—	57
Consumers revenues to be refunded	(29)	(8)	—	(37)
Total operating revenue – CMS Energy	$5,419	$2,732	$445	$8,596
Consumers
Consumers utility revenue
Residential	$2,523	$1,879		$4,402
Commercial	1,733	559		2,292
Industrial	792	75		867
Other	347	207		554
Revenue recognized from contracts with customers	$5,395	$2,720		$8,115
Financing income	10	6		16
Alternative-revenue programs	43	14		57
Revenues to be refunded	(29)	(8)		(37)
Total operating revenue – Consumers	$5,419	$2,732		$8,151
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities.

In Millions
Year Ended December 31, 2021	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,915	$2,046	$—	$6,961
Other	—	—	114	114
Revenue recognized from contracts with customers	$4,915	$2,046	$114	$7,075
Leasing income	—	—	194	194
Financing income	10	5	—	15
Consumers alternative-revenue programs	33	12	—	45
Total operating revenue – CMS Energy	$4,958	$2,063	$308	$7,329
Consumers
Consumers utility revenue
Residential	$2,402	$1,396		$3,798
Commercial	1,573	396		1,969
Industrial	624	54		678
Other	316	200		516
Revenue recognized from contracts with customers	$4,915	$2,046		$6,961
Financing income	10	5		15
Alternative-revenue programs	33	12		45
Total operating revenue – Consumers	$4,958	$2,063		$7,021
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities.

In Millions
Year Ended December 31, 2020	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,348	$1,809	$—	$6,157
Other	—	—	81	81
Revenue recognized from contracts with customers	$4,348	$1,809	$81	$6,238
Leasing income	—	—	148	148
Financing income	11	6	—	17
Consumers alternative-revenue programs	29	14	—	43
Consumers revenues to be refunded	(16)	(12)	—	(28)
Total operating revenue – CMS Energy	$4,372	$1,817	$229	$6,418
Consumers
Consumers utility revenue
Residential	$2,109	$1,232		$3,341
Commercial	1,444	337		1,781
Industrial	570	46		616
Other	225	194		419
Revenue recognized from contracts with customers	$4,348	$1,809		$6,157
Financing income	11	6		17
Alternative-revenue programs	29	14		43
Revenues to be refunded	(16)	(12)		(28)
Total operating revenue – Consumers	$4,372	$1,817		$6,189
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
For the year ended December 31, 2022, CMS Energy and Consumers recorded uncollectible accounts expense of $50 million, which included a commitment to contribute $10 million to directly assist vulnerable customers with utility bills. CMS Energy and Consumers recorded uncollectible accounts expense of $22 million for the year ended December 31, 2021 and $33 million for the year ended December 31, 2020.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $663 million at December 31, 2022 and $486 million at December 31, 2021.
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

Revenues to Be Refunded: In 2020, the MPSC issued an order authorizing Consumers to refund $28 million voluntarily to utility customers. This amount was refunded to customers during 2021 and 2022 in the form of incremental spending above amounts included in rates on various programs.
In December 2022, the MPSC issued an order authorizing Consumers to refund $22 million voluntarily to utility customers. Additionally, in the settlement of its 2022 electric rate case, Consumers agreed to refund voluntarily $15 million of 2022 revenues to utility customers through a one-time bill credit. For additional information, see Note 2, Regulatory Matters.
15:    Other Income and Other Expense
Presented in the following table are the components of other income and other expense at CMS Energy and Consumers:

In Millions
Years Ended December 31	2022	2021	2020
CMS Energy, including Consumers
Other income
Interest income	$5	$3	$4
Interest income - related parties	—	—	7
Allowance for equity funds used during construction	6	8	6
Income from equity method investees	3	10	5
All other	5	9	6
Total other income – CMS Energy	$19	$30	$28
Consumers
Other income
Interest income	$2	$2	$3
Interest income - related parties	5	5	5
Allowance for equity funds used during construction	6	8	6
All other	4	8	5
Total other income – Consumers	$17	$23	$19
CMS Energy, including Consumers
Other expense
Donations	$(9)	$(6)	$(35)
Civic and political expenditures	(6)	(5)	(5)
Loss on reacquired and extinguished debt	—	—	(16)
All other	(12)	(7)	(6)
Total other expense – CMS Energy	$(27)	$(18)	$(62)
Consumers
Other expense
Donations	$(9)	$(6)	$(33)
Civic and political expenditures	(6)	(5)	(5)
All other	(10)	(7)	(5)
Total other expense – Consumers	$(25)	$(18)	$(43)

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
In October 2021, EnerBank was acquired by Regions Bank. As a result, EnerBank was removed from the composition of CMS Energy’s reportable segments. EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations on CMS Energy’s consolidated statements of income. For information regarding the sale of EnerBank, see Note 19, Exit Activities and Discontinued Operations.
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
Presented in the following tables is financial information by segment:

In Millions
Years Ended December 31	2022	2021	2020
CMS Energy, including Consumers
Operating revenue
Electric utility	$5,419	$4,958	$4,372
Gas utility	2,732	2,063	1,817
NorthStar Clean Energy	445	308	229
Total operating revenue – CMS Energy	$8,596	$7,329	$6,418
Consumers
Operating revenue
Electric utility	$5,419	$4,958	$4,372
Gas utility	2,732	2,063	1,817
Total operating revenue – Consumers	$8,151	$7,021	$6,189
CMS Energy, including Consumers
Depreciation and amortization
Electric utility	$757	$772	$739
Gas utility	330	304	283
NorthStar Clean Energy	38	37	20
Other reconciling items	1	1	1
Total depreciation and amortization – CMS Energy	$1,126	$1,114	$1,043
Consumers
Depreciation and amortization
Electric utility	$757	$772	$739
Gas utility	330	304	283
Other reconciling items	1	1	1
Total depreciation and amortization – Consumers	$1,088	$1,077	$1,023

In Millions
Years Ended December 31	2022	2021	2020
CMS Energy, including Consumers
Income from equity method investees[1]
NorthStar Clean Energy	$3	$10	$5
Total income from equity method investees – CMS Energy	$3	$10	$5
CMS Energy, including Consumers
Interest charges
Electric utility	$218	$207	$217
Gas utility	116	104	102
NorthStar Clean Energy	3	6	7
Other reconciling items	182	183	179
Total interest charges – CMS Energy	$519	$500	$505
Consumers
Interest charges
Electric utility	$218	$207	$217
Gas utility	116	104	102
Other reconciling items	1	—	1
Total interest charges – Consumers	$335	$311	$320
CMS Energy, including Consumers
Income tax expense (benefit)
Electric utility	$109	$117	$115
Gas utility	32	39	58
NorthStar Clean Energy	3	(2)	(4)
Other reconciling items	(51)	(59)	(54)
Total income tax expense – CMS Energy	$93	$95	$115
Consumers
Income tax expense (benefit)
Electric utility	$109	$117	$115
Gas utility	32	39	58
Other reconciling items	(1)	—	—
Total income tax expense – Consumers	$140	$156	$173

In Millions
Years Ended December 31	2022	2021	2020
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$567	$565	$554
Gas utility	378	302	261
NorthStar Clean Energy	34	23	36
Other reconciling items	(152)	458	(96)
Total net income available to common stockholders – CMS Energy	$827	$1,348	$755
Consumers
Net income (loss) available to common stockholder
Electric utility	$567	$565	$554
Gas utility	378	302	261
Other reconciling items	(2)	(1)	(1)
Total net income available to common stockholder – Consumers	$943	$866	$814
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[2]	$17,870	$18,147	$17,155
Gas utility[2]	11,443	10,601	9,581
NorthStar Clean Energy	1,148	1,122	1,113
Other reconciling items	30	23	21
Total plant, property, and equipment, gross – CMS Energy	$30,491	$29,893	$27,870
Consumers
Plant, property, and equipment, gross
Electric utility[2]	$17,870	$18,147	$17,155
Gas utility[2]	11,443	10,601	9,581
Other reconciling items	29	23	21
Total plant, property, and equipment, gross – Consumers	$29,342	$28,771	$26,757
CMS Energy, including Consumers
Investments in equity method investees[1]
NorthStar Clean Energy	$71	$71	$70
Total investments in equity method investees – CMS Energy	$71	$71	$70

In Millions
Years Ended December 31	2022	2021	2020
CMS Energy, including Consumers
Total assets
Electric utility[2]	$17,907	$16,493	$15,829
Gas utility[2]	11,873	10,517	9,429
NorthStar Clean Energy	1,464	1,312	1,276
Other reconciling items	109	431	3,132
Total assets – CMS Energy	$31,353	$28,753	$29,666
Consumers
Total assets
Electric utility[2]	$17,968	$16,555	$15,893
Gas utility[2]	11,918	10,564	9,477
Other reconciling items	30	21	29
Total assets – Consumers	$29,916	$27,140	$25,399
CMS Energy, including Consumers
Capital expenditures[3]
Electric utility[4]	$1,265	$1,153	$1,281
Gas utility[4]	1,008	989	885
NorthStar Clean Energy	113	17	108
Other reconciling items	7	2	1
Total capital expenditures – CMS Energy	$2,393	$2,161	$2,275
Consumers
Capital expenditures[3]
Electric utility[4]	$1,265	$1,153	$1,281
Gas utility[4]	1,008	989	885
Other reconciling items	7	2	1
Total capital expenditures – Consumers	$2,280	$2,144	$2,167
1Consumers had no equity method investments.
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

17:    Related-Party Transactions—Consumers
Consumers enters into a number of transactions with related parties in the normal course of business. These transactions include but are not limited to:
•purchases of electricity from affiliates of NorthStar Clean Energy
•payments to and from CMS Energy related to parent company overhead costs
Transactions involving power supply purchases from certain affiliates of NorthStar Clean Energy are based on avoided costs under PURPA, state law, and competitive bidding. The payment of parent company overhead costs is based on the use of accepted industry allocation methodologies. These payments are for costs that occur in the normal course of business.
Presented in the following table is Consumers’ expense recorded from related-party transactions for the years ended December 31:

In Millions
Description	Related Party	2022	2021	2020
Purchases of capacity and energy	Affiliates of NorthStar Clean Energy	$76	$77	$64
Amounts payable to related parties for purchased power and other services were $20 million at December 31, 2022 and $22 million at December 31, 2021. Accounts receivable from related parties were $8 million at December 31, 2022 and $7 million at December 31, 2021.
CMS Energy has a demand note payable to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028. The portion of the demand note attributable to Consumers was recorded as a note receivable – related party on Consumers’ consolidated balance sheets at December 31, 2022 and 2021.
Consumers has a natural gas transportation agreement with a subsidiary of CMS Energy that extends through 2038, related to a pipeline owned by Consumers. For additional details about the agreement, see Note 8, Leases.
In June 2021, Consumers entered into an agreement with DIG, CMS Generation Michigan Power, and CMS ERM to purchase NorthStar Clean Energy’s three natural gas-fueled generating units for $515 million, subject to certain adjustments. Consumers had proposed purchasing these generating units as part of its 2021 IRP. However, in accordance with the terms of the settlement agreement of its 2021 IRP, which was approved by the MPSC in June 2022, Consumers will not purchase these generating units.
In December 2022, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million. For additional details about the agreement, see Note 4, Financings and Capitalization.

18:    Variable Interest Entities
In June 2022, NorthStar Clean Energy sold a Class A membership interest in NWO Holdco to a tax equity investor for $49 million. NWO Holdco owns 100 percent of Northwest Ohio Wind, LLC, a 100‑MW wind generation project in Paulding County, Ohio. NorthStar Clean Energy retained a Class B membership interest in NWO Holdco.
NorthStar Clean Energy has a 51‑percent ownership interest in Aviator Wind Equity Holdings, which holds a Class B membership interest in Aviator Wind, the holding company of a 525‑MW wind generation project in Coke County, Texas. The Class A membership interest in Aviator Wind is held by a tax equity investor.
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

Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
December 31	2022	2021
Current
Cash and cash equivalents	$28	$21
Restricted cash and cash equivalents	—	1
Accounts receivable	7	3
Prepayments and other current assets	3	2
Non-current
Plant, property, and equipment, net	825	856
Total assets[1]	$863	$883
Current
Accounts payable	$15	$17
Other current liabilities	—	2
Non-current
Asset retirement obligations	24	23
Other non-current liabilities	—	4
Total liabilities	$39	$46
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
The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers. CMS Energy’s maximum risk exposure to these partnerships is generally limited to its investment in the partnerships, which is included in investments on its consolidated balance sheets in the amount of $71 million at December 31, 2022 and 2021.
19:    Exit Activities and Discontinued Operations
Exit Activities: Under its Clean Energy Plan, Consumers will retire the D.E. Karn coal-fueled electric generating units in 2023. In 2019, Consumers announced a retention incentive program to ensure necessary staffing at the D.E. Karn generating complex through the anticipated retirement of the coal-fueled generating units. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2023 is estimated to be $35 million. In its order in Consumers’ 2020 electric rate case, the MPSC approved deferred accounting treatment for these costs; Consumers began deferring these costs as a regulatory asset in 2021.
Under the 2021 IRP, Consumers will retire the J.H. Campbell coal-fueled generating units in 2025. Similar to the D.E. Karn program, Consumers is providing a retention incentive program to ensure necessary staffing at the J.H. Campbell generating complex through retirement. Based on the number of employees that have chosen to participate, the aggregate cost of the program through 2025 is estimated to be $50 million. Additionally, Consumers recognized $4 million related to severance benefits during the year ended December 31, 2022. This amount was recorded in other non-current liabilities on its consolidated balance sheets at December 31, 2022. The 2021 IRP provides deferred accounting treatment for the retention and severance costs recognized during 2022; deferral of costs beyond 2022 was approved as part of the 2022 electric rate case settlement.

As of December 31, 2022, the cumulative cost incurred and charged to expense related to the D.E. Karn retention incentive program was $16 million. Additionally, an amount of $4 million has been capitalized as a cost of plant, property, and equipment and an amount of $11 million has been deferred as a regulatory asset. The cumulative cost incurred and deferred as a regulatory asset related to the J.H. Campbell retention incentive program was $20 million.
Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
Years Ended December 31	2022	2021
Retention benefit liability at beginning of period	$14	$11
Costs deferred as a regulatory asset	24	7
Costs incurred and capitalized	—	1
Costs paid or settled	(17)	(5)
Retention benefit liability at the end of the period[1]	$21	$14
1Includes current portion of other liabilities of $13 million at December 31, 2022 and $5 million at December 31, 2021.
Discontinued Operations: In October 2021, EnerBank was acquired by Regions Bank. CMS Energy received proceeds of over $1.0 billion from the transaction and recognized a pre-tax gain of $657 million in 2021. In March 2022, CMS Energy received $6 million of additional proceeds as the result of a post-closing adjustment. Net of related transaction costs, CMS Energy recognized a pre-tax gain of $5 million during 2022.
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
EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the year ended December 31, 2021. The table below presents the financial results of EnerBank included in income from discontinued operations:

In Millions
Years Ended December 31	2022	2021	2020
Operating revenue	$—	$209	$262
Expenses
Operating expenses	—	60	130
Interest expense	—	34	56
Income before income taxes	$—	$115	$76
Gain on sale	5	657	—
Income from discontinued operations before income taxes	$5	$772	$76
Income tax expense	1	170	18
Income from discontinued operations, net of tax	$4	$602	$58

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CMS Energy Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CMS Energy Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of New Regulatory Matters
As described in Note 2 to the consolidated financial statements, the Company is a utility and must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services. Under regulatory accounting, the Company records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by a non-regulated business. As of December 31, 2022, the Company has recognized a total of $3,652 million of regulatory assets, $3,900 million of regulatory liabilities, and $409 million of accrued revenue. As described by management, there are multiple participants to rate case proceedings who often challenge various aspects of those proceedings, including the prudence of the Company’s policies and practices. These participants often seek cost disallowances and other relief and have appealed significant decisions reached by the regulators. The recovery of regulatory assets and the settlement of regulatory liabilities are contingent upon the outcomes of rate cases and regulatory proceedings.
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
February 9, 2023
We have served as the Company’s auditor since 2007.

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Consumers Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Consumers Energy Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of New Regulatory Matters
As described in Note 2 to the consolidated financial statements, the Company is a utility and must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services. Under regulatory accounting, the Company records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by a non-regulated business. As of December 31, 2022, the Company has recognized a total of $3,652 million of regulatory assets, $3,900 million of regulatory liabilities, and $409 million of accrued revenue. As described by management, there are multiple participants to rate case proceedings who often challenge various aspects of those proceedings, including the prudence of the Company’s policies and practices. These participants often seek cost disallowances and other relief and have appealed significant decisions reached by the regulators. The recovery of regulatory assets and the settlement of regulatory liabilities are contingent upon the outcomes of rate cases and regulatory proceedings.
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
February 9, 2023
We have served as the Company’s auditor since 2007.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
CMS Energy
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, CMS Energy’s CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2022.
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
Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, CMS Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2022. The effectiveness of CMS Energy’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control Over Financial Reporting: There have not been any changes in CMS Energy’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, its internal control over financial reporting.
Consumers
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, Consumers’ CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2022.
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
Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Consumers’ management concluded that its internal control over financial reporting was effective as of December 31, 2022. The effectiveness of Consumers’ internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

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
Information that is required in Item 10 of this Form 10‑K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2023 Annual Meetings of Shareholders to be held May 5, 2023. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.
Code of Ethics
CMS Energy has adopted an employee code of ethics, entitled “CMS Energy 2023 Code of Conduct and Guide to Ethical Business Behavior” (Employee Code) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of CMS Energy and its affiliates. The Employee Code is administered by the Chief Compliance Officer of CMS Energy, who reports directly to the Audit Committee of the Board of Directors of CMS Energy. CMS Energy has also adopted a director code of ethics entitled “2023 Board of Directors Code of Conduct and Guide to Ethical Business Behavior” (Director Code) that applies to its directors. The Director Code is administered by the Audit Committee of the Board of Directors of CMS Energy. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of CMS Energy, or if none, by disinterested members of the entire Board of Directors of CMS Energy. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to CMS Energy’s CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of CMS Energy’s Director Code will be disclosed on CMS Energy’s website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.

Consumers
Information that is required in Item 10 of this Form 10‑K regarding executive officers is included in the Item 1. Business—Information About CMS Energy’s and Consumers’ Executive Officers section, which is incorporated by reference herein.
Information that is required in Item 10 of this Form 10‑K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2023 Annual Meetings of Shareholders to be held May 5, 2023. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.
Code of Ethics
Consumers has adopted an employee code of ethics, entitled “CMS Energy 2023 Code of Conduct and Guide to Ethical Business Behavior” (Employee Code) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of Consumers and its affiliates. The Employee Code is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. Consumers has also adopted a director code of ethics entitled “2023 Board of Directors Code of Conduct and Guide to Ethical Business Behavior” (Director Code) that applies to its directors. The Director Code is administered by the Audit Committee of the Board of Directors of Consumers. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of Consumers, or if none, by disinterested members of the entire Board of Directors of Consumers. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to Consumers’ CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of Consumers’ Director Code will be disclosed on Consumers’ website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.
Item 11.    Executive Compensation
See the note below.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
Presented in the following table is information regarding CMS Energy’s equity compensation plans as of December 31, 2022:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	—	$—	5,417,727
Also see the note below.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
See the note below.
Item 14.    Principal Accountant Fees and Services
See the note below.
NOTE: Information that is required by Part III—Items 11, 12, 13, and 14 of this Form 10‑K is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2023 Annual Meetings of Shareholders to be held May 5, 2023. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.

(This page intentionally left blank)

Part IV
Item 15.    Exhibits and Financial Statement Schedules
The following financial statements are filed as part of this report under Item 8. Financial Statements and Supplementary Data:
•Consolidated Statements of Income of CMS Energy for the years ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Comprehensive Income of CMS Energy for the years ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Cash Flows of CMS Energy for the years ended December 31, 2022, 2021, and 2020
•Consolidated Balance Sheets of CMS Energy at December 31, 2022 and 2021
•Consolidated Statements of Changes in Equity of CMS Energy for the years ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Income of Consumers for the years ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Comprehensive Income of Consumers for the years ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Cash Flows of Consumers for the years ended December 31, 2022, 2021, and 2020
•Consolidated Balance Sheets of Consumers at December 31, 2022 and 2021
•Consolidated Statements of Changes in Equity of Consumers for the years ended December 31, 2022, 2021, and 2020
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm for CMS Energy
•Report of Independent Registered Public Accounting Firm for Consumers
The following financial statement schedules are included below:
•Schedule I — Condensed Financial Information of Registrant, CMS Energy—Parent Company at December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021, and 2020
•Schedule II — Valuation and Qualifying Accounts and Reserves of CMS Energy for the years ended December 31, 2022, 2021, and 2020
•Schedule II — Valuation and Qualifying Accounts and Reserves of Consumers for the years ended December 31, 2022, 2021, and 2020

Schedule I — Condensed Financial Information of Registrant
CMS Energy—Parent Company
Condensed Statements of Income

In Millions
Years Ended December 31	2022	2021	2020
Operating Expenses
Other operating expenses	$(7)	$(7)	$(6)
Total operating expenses	(7)	(7)	(6)

Operating Loss	(7)	(7)	(6)

Other Income (Expense)
Equity earnings of subsidiaries	980	1,482	909
Nonoperating retirement benefits, net	(1)	(1)	(1)
Interest income	2	—	—
Interest income - intercompany	2	1	1
Other income	1	1	1
Other expense	(1)	—	(19)
Total other income	983	1,483	891

Interest Charges
Interest on long-term debt	181	183	178
Intercompany interest expense and other	8	7	7
Total interest charges	189	190	185

Income Before Income Taxes	787	1,286	700
Income Tax Benefit	(50)	(60)	(55)

Income From Continuing Operations	837	1,346	755
Income From Discontinued Operations, Net of Tax of $—, $(5), and $—	—	7	—

Net Income Attributable to CMS Energy	837	1,353	755
Preferred Stock Dividends	10	5	—

Net Income Available to Common Stockholders	$827	$1,348	$755
The accompanying notes are an integral part of these statements.

Schedule I — Condensed Financial Information of Registrant (Continued)
CMS Energy—Parent Company
Condensed Statements of Cash Flows

In Millions
Years Ended December 31	2022	2021	2020
Cash Flows from Operating Activities
Net cash provided by operating activities	$565	$1,549	$507

Cash Flows from Investing Activities
Investment in subsidiaries	(796)	(581)	(657)
Decrease (increase) in notes receivable – intercompany	286	(83)	(307)
Net cash used in investing activities	(510)	(664)	(964)

Cash Flows from Financing Activities
Proceeds from issuance of debt	—	—	1,225
Issuance of common stock	69	26	253
Issuance of preferred stock	—	224	—
Retirement of long-term debt	—	(200)	(425)
Debt prepayment costs	—	—	(16)
Payment of dividends on common and preferred stock	(544)	(507)	(465)
Debt issuance costs and financing fees	(11)	(10)	(10)
Change in notes payable – intercompany	77	(28)	(105)
Net cash provided by (used in) financing activities	(409)	(495)	457

Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(354)	390	—
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	390	—	—

Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$36	$390	$—
The accompanying notes are an integral part of these statements.

Schedule I — Condensed Financial Information of Registrant (Continued)
CMS Energy—Parent Company
Condensed Balance Sheets

ASSETS
In Millions
December 31	2022	2021
Current Assets
Cash and cash equivalents	$36	$390
Notes and accrued interest receivable – intercompany	107	463
Accounts receivable – intercompany and related parties	8	5
Accrued taxes	45	—
Prepayments and other current assets	1	1
Total current assets	197	859

Other Non‑current Assets
Deferred income taxes	105	147
Investments in subsidiaries	10,881	9,870
Other investments	6	6
Other	11	8
Total other non‑current assets	11,003	10,031

Total Assets	$11,200	$10,890

LIABILITIES AND EQUITY
In Millions
December 31	2022	2021
Current Liabilities
Accounts and notes payable – intercompany	$74	$61
Accrued interest, including intercompany	33	33
Accrued taxes	—	83
Other current liabilities	9	8
Total current liabilities	116	185

Non‑current Liabilities
Long-term debt	3,930	3,928
Notes payable – intercompany	109	112
Postretirement benefits	15	19
Other non‑current liabilities	15	15
Total non‑current liabilities	4,069	4,074

Equity
Common stockholders’ equity	6,791	6,407
Preferred stock	224	224
Total equity	7,015	6,631

Total Liabilities and Equity	$11,200	$10,890
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
2:    Guarantees
CMS Energy has issued guarantees with a maximum potential obligation of $1.0 billion on behalf of some of its wholly owned subsidiaries and related parties. CMS Energy’s maximum potential obligation consists primarily of potential payments:
•to third parties under certain commodity purchase and sales agreements entered into by CMS ERM and other subsidiaries of NorthStar Clean Energy
•to third parties under a credit agreement entered into by a subsidiary of NorthStar Clean Energy
•to tax equity investors that hold membership interests in certain VIEs held by NorthStar Clean Energy
•to Regions Bank related to the sale of EnerBank
•to EGLE on behalf of CMS Land and CMS Capital, for environmental remediation obligations at Bay Harbor
•to the U.S. Department of Energy on behalf of Consumers, in connection with Consumers’ 2011 settlement agreement with the U.S. Department of Energy regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers
The expiry dates of these guarantees vary, depending upon contractual provisions or upon the statute of limitations under the relevant governing law.

Schedule II — Valuation and Qualifying Accounts and Reserves
CMS Energy Corporation
Years Ended December 31, 2022, 2021, and 2020

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for uncollectible accounts[1]
2022	$20	$50	$—	$43	$27
2021	29	22	—	31	20
2020	20	33	—	24	29
Deferred tax valuation allowance
2022	$2	$—	$—	$—	$2
2021	1	1	—	—	2
2020	2	—	—	1	1
1Deductions represent write-offs of uncollectible accounts, net of recoveries.
Consumers Energy Company
Years Ended December 31, 2022, 2021, and 2020

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for uncollectible accounts[1]
2022	$20	$50	$—	$43	$27
2021	29	22	—	31	20
2020	20	33	—	24	29
1Deductions represent write-offs of uncollectible accounts, net of recoveries.

(This page intentionally left blank)

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

				Indentures Supplemental thereto:
4.1.a	1-5611	4.2	—	104th dated as of 8/11/05 (Form 8-K filed August 11, 2005)
4.1.b	1-5611	4.1	—	112th dated as of 9/1/10 (Form 8-K filed September 7, 2010)
4.1.c	1-5611	4.1	—	113th dated as of 10/15/10 (Form 8-K filed October 20, 2010)
4.1.d	1-5611	4.1	—	114th dated as of 3/31/11 (Form 8-K filed April 6, 2011)
4.1.e	1-5611	4.1	—	120th dated as of 12/17/12 (Form 8-K filed December 20, 2012)
4.1.f	1-5611	4.1	—	121st dated as of 5/17/13 (Form 8-K filed May 17, 2013)
4.1.g	1-5611	4.1	—	122nd dated as of 8/9/13 (Form 8-K filed August 9, 2013)
4.1.h	1-5611	4.1	—	123rd dated as of 12/20/13 (Form 8-K filed December 27, 2013)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.1.i	1-5611	4.1	—	124th dated as of 8/18/2014 (Form 8-K filed August 18, 2014)
4.1.j	1-5611	4.1	—	125th dated as of 11/6/2015 (Form 8-K filed November 6, 2015)
4.1.k	1-5611	4.1	—	126th dated as of 11/23/2015 (Form 8-K filed November 25, 2015)
4.1.l	1-5611	4.1	—	127th dated as of 8/10/16 (Form 8-K filed August 10, 2016)
4.1.m	1-5611	4.1	—	128th dated as of 2/22/17 (Form 8-K filed February 22, 2017)
4.1.n	1-5611	4.1	—	129th dated as of 9/28/17 (Form 8-K filed September 28, 2017)
4.1.o	1-5611	4.1	—	130th dated as of 11/15/17 (Form 8-K filed November 15, 2017)
4.1.p	1-5611	4.1	—	131st dated as of 5/14/18 (Form 8‑K filed May 14, 2018)
4.1.q	1-5611	4.1	—	132nd dated as of 6/5/18 (Form 8‑K filed June 5, 2018)
4.1.r	1-5611	4.1	—	133rd dated as of 10/1/18 (Form 8-K filed October 1, 2018)
4.1.s	1-5611	4.1	—	134th dated as of 11/13/18 (Form 8-K filed November 13, 2018)
4.1.t	1-5611	4.1	—	135th dated as of 5/28/19 (Form 8-K filed May 28, 2019)
4.1.u	1-5611	4.1	—	136th dated as of 9/3/19 (Form 8-K filed September 3, 2019)
4.1.v	1-5611	4.1	—	137th dated as of 9/19/19 (Form 8-K filed September 19, 2019)
4.1.w	1-5611	4.3	—	138th dated as of 10/1/19 (Form 10-Q for the quarterly period ended September 30, 2019)
4.1.x	1-5611	4.1	—	139th dated as of 3/26/20 (Form 8-K filed March 26, 2020)
4.1.y	1-5611	4.1	—	140th dated as of 5/13/20 (Form 8-K filed May 13, 2020)
4.1.z	1-5611	4.1	—	141st dated as of 5/20/20 (Form 8-K filed May 20, 2020)
4.1.aa	1-5611	4.1	—	142nd dated as of 10/7/20 (Form 8-K filed October 7, 2020)
4.1.bb	1-5611	4.1	—	143rd dated as of 12/14/20 (Form 8-K filed December 14, 2020)
4.1.cc	1-5611	4.1	—	144th dated as of 8/12/21 (Form 8-K filed August 12, 2021)
4.1.dd	1-5611	4.1	—	145th dated as of 8/11/22 (Form 8-K filed August 11, 2022)
4.1.ee	1-5611	4.1	—	146th dated as of 12/14/22 (Form 8-K filed December 15, 2022)
4.1.ff	1-5611	4.1	—	147th dated as of 1/10/23 (Form 8-K filed January 10, 2023)
4.2	1-5611	(4)(b)	—	Indenture dated as of January 1, 1996 between Consumers and The Bank of New York Mellon, as Trustee (Form 10-K for the fiscal year ended December 31, 1995)
4.3	1-5611	(4)(c)	—	Indenture dated as of February 1, 1998 between Consumers and The Bank of New York Mellon (formerly The Chase Manhattan Bank), as Trustee (Form 10-K for the fiscal year ended December 31, 1997)
4.4[1]	33-47629	(4)(a)	—	Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee (Form S-3 filed May 1, 1992)
				Indentures Supplemental thereto:
4.4.a1	1-9513	4.1	—	29th dated as of 3/22/13 (Form 8-K filed March 22, 2013)
4.4.b1	1-9513	4.1	—	30th dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.4.c1	1-9513	4.2	—	31st dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.4.d1	1-9513	4.1	—	32nd dated as of 11/9/15 (Form 8-K filed November 9, 2015)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.4.e1	1-9513	4.1	—	33rd dated as of 5/5/16 (Form 8-K filed May 5, 2016)
4.4.f1	1-9513	4.1	—	34th dated as of 11/3/16 (Form 8-K filed November 3, 2016)
4.4.g1	1-9513	4.1	—	35th dated as of 2/13/17 (Form 8-K filed February 13, 2017)
4.5[1]	1-9513	(4a)	—	Indenture dated as of June 1, 1997 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed July 1, 1997)
				Indentures Supplemental thereto:
4.5.a1	1-9513	4.5.a	—	5th dated as of 2/13/18 (Form 10‑K for the fiscal year ended December 31, 2017)
4.5.b1	1-9513	4.1	—	6th dated as of 3/8/18 (Form 8-K filed March 8, 2018)
4.5.c1	1-9513	4.1	—	7th dated as of 9/26/18 (Form 8-K filed September 26, 2018)
4.5.d1	1-9513	4.1	—	8th dated as of 2/20/19 (Form 8-K filed February 20, 2019)
4.5.e1	1-9513	4.1	—	9th dated as of 5/28/20 (Form 8-K filed May 28, 2020)
4.5.f1	1-9513	4.1	—	10th dated as of 11/25/20 (Form 8-K filed November 25, 2020)
4.6[1]	1-9513	4.6	—	Description of CMS Energy Securities (Form 10-K for the fiscal year ended December 31, 2021)
4.7	1-5611	4.7	—	Description of Consumers Securities (Form 10-K for the fiscal year ended December 31, 2019)
4.8[1]	1-9513	4.2	—
Deposit Agreement, dated as of July 1, 2021, among CMS Energy, Equiniti Trust Company, and the holders from time to time of the depositary receipts described therein, including Form of Depositary Receipt (Form 8-K filed July 1, 2021)

10.1[2]	1-9513	10.1	—	CMS Energy 2020 Performance Incentive Stock Plan, effective June 1, 2020 (Form 8-K filed May 5, 2020)
10.2[2]	1-9513	10.3	—	CMS Energy’s Deferred Salary Savings Plan, as amended and restated, effective January 1, 2019 (Form 10‑K for the fiscal year ended December 31, 2018)
10.3[2]	1-9513	10.5	—	CMS Energy and Consumers Directors’ Deferred Compensation Plan, effective as of November 30, 2007 (Form 10-K for the fiscal year ended December 31, 2014)
10.4[2]	1-9513	10.6	—
Supplemental Executive Retirement Plan for Employees of CMS Energy/Consumers effective on January 1, 1982 and as amended effective April 1, 2011 (Form 10-Q for the quarterly period ended March 31, 2011)

10.5[2]	1-9513	10.7	—	Defined Contribution Supplemental Executive Retirement Plan, as amended and restated, effective May 1, 2019 (Form 10-K for the fiscal year ended December 31, 2018)
10.6[2]	1-9513	10.6	—	Form of Officer Separation Agreement as of January 2020 (Form 10-K for the fiscal year ended December 31, 2019)
10.7[1]	1-9513	(10)(y)	—	Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others (Form 10-K for the fiscal year ended December 31, 1990)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.8[1,2]	1-9513	(10)(a)	—	Form of Indemnification Agreement between CMS Energy and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.9[2]	1-5611	(10)(b)	—	Form of Indemnification Agreement between Consumers and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.10[2]	1-9513	10.10	—	CMS Incentive Compensation Plan for CMS Energy and Consumers Officers as amended, effective as of January 27, 2022 (Form 10-K for the fiscal year ended December 31, 2021)
10.11[2]	1-9513	10.1	—	2016 Form of Change in Control Agreement (Form 8-K filed June 23, 2016)
10.12[2]	1-9513	10.12	—	Annual Employee Incentive Compensation Plan for Consumers as amended, effective as of January 27, 2022 (Form 10-K for the fiscal year ended December 31, 2021)
10.13[1,2]			—	Annual NorthStar Clean Energy Employee Incentive Compensation Plan as amended, effective as of August 22, 2022
10.14[1]	1-9513	10.1	—
$550 million Fifth Amended and Restated Revolving Credit Agreement dated as of December 14, 2022 among CMS Energy, the Banks, as defined therein, and Barclays Bank PLC, as Agent (Form 8‑K filed December 15, 2022)

10.15	1-5611	10.2	—
$1.1 billion Sixth Amended and Restated Revolving Credit Agreement dated as of December 14, 2022 among Consumers, the Banks, as defined therein, and JPMorgan Chase Bank, N.A., as Agent (Form 8‑K filed December 15, 2022)

10.16	1-5611	10.1	—
$250 million Amended and Restated Revolving Credit Agreement dated as of November 19, 2018 among Consumers, the Banks, as defined therein, and The Bank of Nova Scotia, as Agent (Form 8‑K filed November 20, 2018)

10.16.a	1-5611	10.1	—	Description of the Extension to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8‑K filed November 19, 2019)
10.16.b	1-5611	10.1	—	Description of the Second Extension to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8‑K filed November 19, 2020)
10.16.c	1-5611	10.1	—	Description of the Third Extension to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8-K filed November 22, 2021)
10.16.d	1-5611	10.1	—	First Amendment to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8-K filed November 29, 2022)
10.17[2]	1-9513	10.1	—
Consumers and other CMS Energy Companies Retired Executives Survivor Benefit Plan for Management/Executive Employees, distributed July 1, 2011 (Form 10-Q for the quarterly period ended September 30, 2011)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.18	1-5611	10.1	—	Form of Commercial Paper Dealer Agreement between Consumers, as Issuer, and the Dealer party thereto (Form 10-Q for the quarterly period ended September 30, 2014)
10.19[1]	1-9513	10.1	—	Agreement and Plan of Merger dated June 7, 2021 by and among CMS Energy, EnerBank, and Regions Bank (Form 8-K filed June 8, 2021)
10.19.a1	1-9513	10.1	—
Amendment No. 1 dated as of August 9, 2021 to the Agreement and Plan of Merger, dated June 7, 2021, by and among CMS Energy, EnerBank, and Regions Bank (Form 10-Q for the quarterly period ended September 30, 2021)

10.20	1-5611	10.1	—	Purchase and Sale Agreement dated June 21, 2021 by and among Consumers and New Covert Generating Company, LLC (Form 8-K filed June 23, 2021)
10.21	1-5611	10.2	—	Purchase and Sale Agreement dated June 21, 2021 by and among Consumers and DIG, CMS Generation Michigan Power, and CMS ERM (Form 8-K filed June 23, 2021)
10.22	1-5611	10.1	—
$1 billion unsecured Term Loan Credit Agreement dated as of July 22, 2022 among Consumers, the Banks defined therein, and U.S. Bank National Association, as Agent (Form 10-Q for the quarterly period ended June 30, 2022)

10.23	1-5611	10.1	—	Bond Purchase Agreement dated as of January 12, 2023 between Consumers and each of the Purchasers named therein (Form 8-K filed January 12, 2023)
21.1			—	Subsidiaries of CMS Energy and Consumers
23.1			—	Consent of PricewaterhouseCoopers LLP for CMS Energy
23.2			—	Consent of PricewaterhouseCoopers LLP for Consumers
31.1			—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2			—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3			—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4			—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1			—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2			—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1[1]	333-249643	99.1	—	CMS Energy Stock Purchase Plan, as amended and restated October 23, 2020 (Form S-3ASR filed October 23, 2020)
101.INS			—	Inline XBRL Instance Document

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
101.SCH			—	Inline XBRL Taxonomy Extension Schema
101.CAL			—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF			—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB			—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE			—	Inline XBRL Taxonomy Extension Presentation Linkbase
104			—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
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

/s/ Garrick J. Rochow
Name:	Garrick J. Rochow
Title:	President and Chief Executive Officer
Date:	February 9, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities indicated and on February 9, 2023.

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

/s/ Garrick J. Rochow
Name:	Garrick J. Rochow
Title:	President and Chief Executive Officer
Date:	February 9, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities indicated and on February 9, 2023.

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