Form 10-Q
period 2023-03-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2023-04-27
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 10, 2023:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	291,656,125
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Report on Form 10‑Q to the Securities and Exchange Commission for the Period Ended March 31, 2023

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

CFO
Chief Financial Officer

Clean Air Act
Federal Clean Air Act of 1963, as amended

Clean Energy Plan
Consumers’ long-term strategy for delivering clean, reliable, resilient, and affordable energy to its customers; this plan was originally outlined and approved in Consumers' 2018 IRP and subsequently updated and approved through its 2021 IRP

Clean Water Act
Federal Water Pollution Control Act of 1972, as amended

CMS Energy
CMS Energy Corporation and its consolidated subsidiaries, unless otherwise noted; the parent of Consumers and NorthStar Clean Energy

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

NOx
Nitrogen oxides

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
CMS Energy is the parent holding company of several subsidiaries, including Consumers and NorthStar Clean Energy. None of CMS Energy, NorthStar Clean Energy, nor any of CMS Energy’s other subsidiaries (other than Consumers) has any obligation in respect of Consumers’ debt securities or preferred stock and holders of such securities should not consider the financial resources or results of operations of CMS Energy, NorthStar Clean Energy, nor any of CMS Energy’s other subsidiaries (other than Consumers and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers’ debt securities or preferred stock. Similarly, neither Consumers nor any other subsidiary of CMS Energy has any obligation in respect of securities of CMS Energy.
This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2022 Form 10-K.
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
Forward-Looking Statements and Information
This Form 10‑Q and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:
•the impact and effect of recent events, such as worsening trade relations and geopolitical tensions with China, and the responses to these events, and related economic disruptions including, but not limited to, labor shortages, inflation, and supply chain disruptions
•the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities
•changes in the performance of or regulations applicable to MISO, Michigan Electric Transmission Company, LLC (a non‑affiliated company), pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, the Public Utility Regulatory Policies Act of 1978, infrastructure integrity or security, cybersecurity, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting operations, such as costs and availability of personnel, equipment, and materials; weather and climate conditions; natural disasters; catastrophic weather-related damage; scheduled or unscheduled equipment outages; maintenance or repairs; contractor performance; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; and changes in trade policies or regulations
•increased frequency or intensity of storms and other adverse weather events due to climate change that could negatively impact infrastructure owned by CMS Energy or Consumers
•the ability of CMS Energy and Consumers to execute cost-reduction strategies
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before agencies such as EGLE, the EPA, FERC, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ coal ash management or routine maintenance, repair, and replacement classification under New Source Review, a construction-permitting program under the Clean Air Act
•changes in energy markets, including availability, price, and seasonality of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates
•the potential effects on the credit and capital markets of the transition from LIBOR to an alternative reference interest rate, including SOFR, which may perform differently than LIBOR and could result in increased interest rate expense

•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, increased use of self-generation including distributed generation, energy waste reduction, or energy storage
•loss of customer demand for natural gas due to alternative technologies or fuels
•restricted ability to construct natural gas infrastructure due to environmental regulations or other governmental action
•ability of Consumers to meet increased renewable energy demand due to customers seeking to meet their own sustainability goals in a timely and cost-efficient manner
•the reputational or other impact on CMS Energy and Consumers of the failure to achieve greenhouse gas reduction goals related to reducing their impact on climate change
•adverse consequences of employee, director, or third-party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the implementation of the Clean Energy Plan, including any action by a regulatory authority or other third party to prohibit, delay, or impair the implementation of the Clean Energy Plan
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, community opposition, and government approvals

•potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, operations, or backup systems due to accidents, explosions, physical disasters, global pandemics, cyber incidents, civil unrest, vandalism, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions
•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyberattack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on information technology backup or disaster recovery systems
•technological developments in energy production, storage, delivery, usage, and metering
•the ability to implement technology successfully
•the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections
•adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions
•the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements
•the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, and other events
•restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances
•earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts
•changes in financial or regulatory accounting principles or policies (e.g., the adoption of the hypothetical liquidation at book value method of accounting for certain non-regulated renewable energy projects)
•other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents
All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Part I—Item 1. Financial Statements—MD&A—Outlook and Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments; and Part I—Item 1A. Risk Factors in the 2022 Form 10‑K.

(This page intentionally left blank)

Part I—Financial Information
Item 1.    Financial Statements

CMS Energy Corporation
Consumers Energy Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations
This MD&A is a combined report of CMS Energy and Consumers.
Executive Overview
CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and NorthStar Clean Energy, primarily a domestic independent power producer and marketer. Consumers’ electric utility operations include the generation, purchase, distribution, and sale of electricity, and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas. Consumers’ customer base consists of a mix of primarily residential, commercial, and diversified industrial customers. NorthStar Clean Energy, through its subsidiaries and equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production.
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
The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. Over the last ten years, Consumers’ Occupational Safety and Health Administration recordable incident rate has decreased by 34 percent.
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
CMS Energy and Consumers continue to focus on opportunities to protect the environment and to reduce their carbon footprint. As a result of actions already taken through 2022, CMS Energy and Consumers have:
•decreased their combined percentage of electric supply (self-generated and purchased) from coal by 17 percentage points since 2015
•reduced carbon dioxide emissions by over 30 percent since 2005
•reduced the amount of water used to generate electricity by over 35 percent since 2012
•reduced landfill waste disposal by over 1.7 million tons since 1992
•reduced methane emissions by more than 20 percent since 2012
Since 2005, Consumers has reduced its sulfur dioxide and particulate matter emissions by over 90 percent and its NOx emissions by over 80 percent. Consumers began tracking mercury emissions in 2007; since that time, it has reduced such emissions by nearly 90 percent.
The 2016 Energy Law:
•raised the renewable portfolio standard to 15 percent in 2021; Consumers has met the 15‑percent requirement and expects to continue meeting the requirement going forward with a combination of newly generated RECs and previously generated RECs carried over from prior years
•established a goal of 35‑percent combined renewable energy and energy waste reduction by 2025; Consumers achieved 33‑percent combined renewable energy and energy waste reduction through 2022
•authorized incentives for demand response programs and energy efficiency programs, referring to the combined initiatives as energy waste reduction programs
•established an integrated planning process for new electric capacity and energy resources
Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs. The Clean Energy Plan was most recently revised and approved by the MPSC in June 2022. Under its Clean Energy Plan, Consumers will meet the requirements of the 2016 Energy Law using its clean and lean strategy, which focuses on increasing the generation of renewable energy, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times.
The Clean Energy Plan outlines Consumers’ long-term strategy for delivering clean, reliable, resilient, and affordable energy to its customers, including plans to:
•end the use of coal-fueled generation in 2025, 15 years sooner than initially planned
•purchase an existing natural gas-fueled generating unit, providing an additional 1,176 MW of nameplate capacity and allowing Consumers to continue to provide controllable sources of electricity to customers
•solicit approximately 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025
•expand its investment in renewable energy, adding nearly 8,000 MW of solar generation by 2040
Under the Clean Energy Plan, Consumers earns a return equal to its weighted-average cost of capital on payments made under new competitively bid PPAs with non-affiliated entities approved by the MPSC.

The Clean Energy Plan will allow Consumers to exceed its breakthrough goal of at least 50‑percent combined renewable energy and energy waste reduction by 2030.
Presented in the following illustration is Consumers’ 2021 capacity portfolio and its future capacity portfolio under its Clean Energy Plan. This illustration includes the effects of purchased capacity and energy waste reduction and uses the nameplate capacity for all energy sources:

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
Additionally, to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers set the following targets in 2022:
•to enhance, restore, or protect 6,500 acres of land by 2026; in 2022, Consumers enhanced, restored, or protected over 700 acres of land
•to reduce water usage by 1.5 billion gallons by 2026; in 2022, Consumers reduced water usage by more than 750 million gallons
•to increase the rate of waste diverted from landfills (through waste reduction, recycling, and reuse) to 90 percent from a baseline of 88 percent through 2023; in 2022, Consumers’ rate of waste diverted from landfills was 92 percent
CMS Energy and Consumers are monitoring numerous legislative, policy, and regulatory initiatives, including those to regulate and report greenhouse gases, and related litigation. While CMS Energy and Consumers cannot predict the outcome of these matters, which could affect them materially, they intend to continue to move forward with their clean and lean strategy.
Profit: The profit element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to meeting their financial objectives and providing economic development opportunities and benefits in the communities in which they do business. CMS Energy’s and Consumers’ financial strength allows them to maintain solid investment-grade credit ratings and thereby reduce funding costs for the benefit of customers and investors, to attract and retain talent, and to reinvest in the communities they serve.
For the three months ended March 31, 2023, CMS Energy’s net income available to common stockholders was $202 million, and diluted EPS were $0.69. This compares with net income available to common stockholders of $351 million and diluted EPS of $1.21 for the three months ended March 31, 2022. In 2023, lower gas and electric sales due primarily to unfavorable weather, and higher service restoration costs, were partially offset by gas and electric rate increases. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
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
Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service and positively impacting the triple bottom line of people, planet, and profit. During 2022, CMS Energy and Consumers:
•settled and received approval of Consumers’ Clean Energy Plan, gas rate case, and electric rate case, demonstrating the constructive nature of Michigan’s regulatory environment
•partnered with state and federal agencies to secure over $100 million of customer assistance to help keep customer bills affordable

•committed to power over 1,200 Michigan public buildings with 100‑percent clean energy
•reached an agreement with General Motors Company, a non-affiliated company, to power all of its auto plants within Consumers’ electric service territory with 100‑percent clean energy
•announced the “Clean Air” program for residential and business customers who want to offset carbon emissions from their natural gas use and help protect the planet’s atmosphere
•installed five new units at the Freedom Compressor Station, continuing progress toward achieving Consumers’ Natural Gas Delivery Plan, making its gas system even more safe, reliable, affordable, and clean
•participated in the state’s economic development efforts that resulted in Gotion, Inc., a non‑affiliated global battery components producer, committing to construct a manufacturing facility in Big Rapids, Michigan
•received recognition by Forbes® as the #1 utility company in the U.S. for America’s Best Employers for Women, as well as a top company for America’s Best Employers for Diversity
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
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
Presented in the following illustration are planned capital expenditures of $15.5 billion that Consumers expects to make from 2023 through 2027:

Clean generation
$3.1 billion
Gas infrastructure
$6.3 billion
Electric distribution and other
$6.1 billion

Of this amount, Consumers plans to spend $12.4 billion over the next five years to primarily maintain and upgrade its gas infrastructure and electric distribution systems in order to enhance safety and reliability, improve customer satisfaction, reduce energy waste on those systems, and facilitate its clean energy transformation. The gas infrastructure projects comprise $6.3 billion to sustain deliverability, enhance pipeline integrity and safety, and reduce methane emissions. Electric distribution and other projects comprise $6.1 billion to strengthen circuits and substations, replace poles, and interconnect clean energy resources. Consumers also expects to spend $3.1 billion on clean generation, which includes investments in wind, solar, and hydroelectric generation resources.
Regulation: Regulatory matters are a key aspect of Consumers’ business, particularly rate cases and regulatory proceedings before the MPSC, which permit recovery of new investments while helping to ensure that customer rates are fair and affordable. Important regulatory events and developments not already discussed are summarized below.
2022 Gas Rate Case: In December 2022, Consumers filed an application with the MPSC seeking an annual rate increase of $212 million, based on a 10.25‑percent authorized return on equity for the projected twelve-month period ending September 30, 2024. The filing requests authority to recover new infrastructure investment and related costs that are expected to allow Consumers to improve system safety and reliability and reduce fugitive methane emissions.
2022 Electric Rate Case: In January 2023, the MPSC approved a settlement agreement authorizing an annual rate increase of $155 million, based on a 9.9-percent authorized return on equity. The MPSC also approved a surcharge for the recovery of $6 million of depreciation, property tax, and interest expense related to distribution investments made in 2021 that exceeded what was authorized in rates in accordance with the December 2020 electric rate order. The new rates became effective January 20, 2023.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
Three Months Ended March 31	2023	2022	Change
Net Income Available to Common Stockholders	$202	$351	$(149)
Basic Earnings Per Average Common Share	$0.69	$1.21	$(0.52)
Diluted Earnings Per Average Common Share	$0.69	$1.21	$(0.52)

In Millions
Three Months Ended March 31	2023	2022	Change
Electric utility	$70	$167	$(97)
Gas utility	154	216	(62)
NorthStar Clean Energy	7	8	(1)
Corporate interest and other	(29)	(40)	11
Net Income Available to Common Stockholders	$202	$351	$(149)
Amounts in the following tables are presented pre-tax, with the exception of income tax changes.
Presented in the following table is a summary of changes to net income available to common stockholders for the three months ended March 31, 2023 versus 2022:

In Millions
Three Months Ended March 31, 2022		$351
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$(54)
Gas sales	(76)
Electric rate increase	18
Gas rate increase	69
Higher service restoration costs due primarily to 2023 ice storms	(67)
Higher interest charges	(23)
Higher other maintenance and operating expenses	(13)
Higher property taxes, reflecting higher capital spending	(10)
Higher depreciation and amortization	(8)
Other	5
		$(159)
NorthStar Clean Energy		(1)
Corporate interest and other		11
Three Months Ended March 31, 2023		$202

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three months ended March 31, 2023 versus 2022:

In Millions
Three Months Ended March 31, 2022		$167
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$18
Higher energy waste reduction program revenues	12
Lower revenue due primarily to unfavorable weather and sales mix	(47)
Lower other revenues	(7)
		$(24)
Maintenance and other operating expenses
Lower distribution, transmission, and generation expenses	6
Higher service restoration costs due primarily to 2023 ice storms	(67)
Higher energy waste reduction program costs	(12)
Lower mutual insurance distribution	(9)
Higher other maintenance and operating expenses	(8)
		(90)
General taxes
Higher property taxes, reflecting higher capital spending, and other		(5)
Other income, net of expenses		5
Interest charges		(12)
Income taxes
Lower electric utility pre-tax earnings	33
Deferred tax liability reversal[2]	9
Lower production tax credits	(8)
Higher other income taxes	(5)
		29
Three Months Ended March 31, 2023		$70
1Deliveries to end-use customers were 8.8 billion kWh in 2023 and 9.2 billion kWh in 2022.
2See Note 7, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three months ended March 31, 2023 versus 2022:

In Millions
Three Months Ended March 31, 2022		$216
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$69
Higher energy waste reduction program revenues	4
Lower revenue due primarily to unfavorable weather	(78)
Lower other revenues	2
		$(3)
Maintenance and other operating expenses
Lower distribution, transmission, and compression expenses	3
Higher energy waste reduction program costs	(4)
Higher other maintenance and operating expenses	(5)
		(6)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(8)
General taxes
Higher property taxes, reflecting higher capital spending		(5)
Interest charges		(11)
Income taxes
Lower gas utility pre-tax earnings and other	8
Deferred tax liability reversal[2]	4
Absence of 2022 accelerated tax amortizations[2]	(41)
		(29)
Three Months Ended March 31, 2023		$154
1Deliveries to end-use customers were 119 bcf in 2023 and 140 bcf in 2022.
2See Note 7, Income Taxes.

NorthStar Clean Energy Results of Operations
Presented in the following table are the detailed changes to NorthStar Clean Energy’s net income available to common stockholders for the three months ended March 31, 2023 versus 2022:

In Millions
Three Months Ended March 31, 2022	$8
Reason for the change
Higher earnings from renewable projects	$3
Lower production tax credits	(4)
Three Months Ended March 31, 2023	$7
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed changes to corporate interest and other results for the three months ended March 31, 2023 versus 2022:

In Millions
Three Months Ended March 31, 2022	$(40)
Reasons for the change
Lower income tax expense due to lower pre-tax earnings	$13
Higher interest earnings	2
Absence of discontinued operations from 2022	(4)
Three Months Ended March 31, 2023	$(29)

Cash Position, Investing, and Financing
At March 31, 2023, CMS Energy had $598 million of consolidated cash and cash equivalents, which included $27 million of restricted cash and cash equivalents. At March 31, 2023, Consumers had $343 million of consolidated cash and cash equivalents, which included $26 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the three months ended March 31, 2023 versus 2022:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2022	$707
Reasons for the change
Lower net income	$(151)
Non‑cash transactions[1]	12
Favorable impact of changes in core working capital,[2] due primarily to higher collections and higher prices on gas sold to customers in 2023	449
Favorable impact of changes in other assets and liabilities, due primarily to recovery of 2022 power supply costs underrecovery[3]	23
Three Months Ended March 31, 2023	$1,040
Consumers
Three Months Ended March 31, 2022	$745
Reasons for the change
Lower net income	$(151)
Non‑cash transactions[1]	2
Favorable impact of changes in core working capital,[2] due primarily to higher collections and higher prices on gas sold to customers in 2023	442
Favorable impact of changes in other assets and liabilities, due primarily to recovery of 2022 power supply costs underrecovery[3]	32
Three Months Ended March 31, 2023	$1,070
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, and other non‑cash operating activities and reconciling adjustments.
2Core working capital comprises accounts receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.
3For information regarding the underrecovery of power supply costs, see Note 1, Regulatory Matters.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the three months ended March 31, 2023 versus 2022:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2022	$(539)
Reasons for the change
Higher capital expenditures	$(97)
Other investing activities, primarily higher costs to retire property	(15)
Three Months Ended March 31, 2023	$(651)
Consumers
Three Months Ended March 31, 2022	$(529)
Reasons for the change
Higher capital expenditures	$(49)
Other investing activities, primarily higher costs to retire property	(10)
Three Months Ended March 31, 2023	$(588)
Financing Activities
Presented in the following table are specific components of net cash provided by (used in) financing activities for the three months ended March 31, 2023 versus 2022:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2022	$(170)
Reasons for the change
Higher debt issuances	$1,205
Higher debt retirements	(997)
Higher repayments of notes payable	(20)
Higher payments of dividends on common and preferred stock	(9)
Higher contributions from noncontrolling interest	4
Other financing activities, primarily the absence of a payment of a long-term contract liability, offset partially by higher debt issuance costs	14
Three Months Ended March 31, 2023	$27
Consumers
Three Months Ended March 31, 2022	$(222)
Reasons for the change
Higher debt issuances	$1,120
Higher debt retirements	(1,000)
Higher repayments of notes payable	(20)
Lower repayments of borrowings from CMS Energy	317
Lower stockholder contribution from CMS Energy	(375)
Higher payments of dividends on common stock	(12)
Other financing activities, primarily higher debt issuance costs	(7)
Three Months Ended March 31, 2023	$(199)

Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act of 1920 and the Natural Gas Act of 1938. For additional details on Consumers’ dividend restrictions, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Dividend Restrictions. During the three months ended March 31, 2023, Consumers paid $287 million in dividends on its common stock to CMS Energy.
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
In January 2023, Consumers entered into a bond purchase agreement to issue an aggregate principal amount of $400 million of first mortgage bonds through a private placement offering. The bonds, which were priced in November 2022, carry a weighted average interest rate of 5.251 percent and mature at varying dates between 2026 and 2037. The bonds are expected to be issued in May 2023. The proceeds of the bonds will be used to finance a portion of the purchase price of the New Covert Generating Facility and for general corporate purposes. For more information on the purchase of the New Covert Generating Facility, see Consumers Electric Utility Outlook and Uncertainties—Clean Energy Plan.
CMS Energy has entered into forward sales transactions that it may either settle physically by issuing shares of its common stock at the then-applicable forward sale price specified by the agreement or settle net by delivering or receiving cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock. As of March 31, 2023, these contracts have an aggregate sales price of $440 million, maturing through February 2024. For more information on these forward sale contracts, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Issuance of Common Stock.
At March 31, 2023, CMS Energy had $529 million of its revolving credit facility available and Consumers had $1.3 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At March 31, 2023, there were no commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.
Certain of CMS Energy’s and Consumers’ credit agreements contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At March 31, 2023, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements. CMS Energy and Consumers were each in compliance with these covenants as of March 31, 2023, as presented in the following table:

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
The Clean Energy Plan was most recently revised and approved by the MPSC in June 2022. Under this plan, Consumers will eliminate the use of coal-fueled generation in 2025 and expects to meet 90 percent of its customers’ needs with clean energy sources by 2040. Specifically, the Clean Energy Plan provides for:
•the retirement of the D.E. Karn coal-fueled generating units, totaling 515 MW of nameplate capacity, in May 2023
•the retirement of the J.H. Campbell coal-fueled generating units, totaling 1,407 MW of nameplate capacity, in 2025

•the retirement of the D.E. Karn oil and gas-fueled generating units, totaling 1,219 MW of nameplate capacity, in 2031, the units’ original retirement date
The MPSC has authorized Consumers to issue securitization bonds to finance the recovery of and return on the D.E. Karn coal-fueled generating units. Additionally, the MPSC has authorized regulatory asset treatment for Consumers to recover the remaining book value of the J.H. Campbell coal-fueled generating units, as well as a 9.0‑percent return on equity, commencing in 2025.
Under the Clean Energy Plan, Consumers will:
•purchase the New Covert Generating Facility, a natural gas-fueled generating unit with 1,176 MW of nameplate capacity in Van Buren County, Michigan, for $815 million, subject to certain adjustments, in 2023; the purchase was approved by FERC in November 2022
•conduct a one-time competitive solicitation to acquire approximately 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025; of this amount, 500 MW would be from dispatchable sources
These actions are expected to help Consumers continue to provide controllable sources of electricity to customers while expanding its investment in renewable energy. The Clean Energy Plan forecasts renewable energy capacity levels of 30 percent in 2025, 43 percent in 2030, and 61 percent in 2040, including the addition of nearly 8,000 MW of solar generation. Additionally, Consumers plans to deploy battery storage beginning in 2024, with 75 MW of energy storage by 2027 and an additional 475 MW by 2040.
Under its Clean Energy Plan, Consumers bids new capacity competitively and will own and operate approximately 50 percent of new capacity, with the remainder being built and owned by third parties. Additionally, Consumers earns a return equal to its weighted-average cost of capital on payments made under new competitively bid PPAs with non-affiliated entities approved by the MPSC.

As a result of requests for proposals, Consumers has entered into PPAs to purchase renewable capacity, energy, and RECs from solar generating facilities and build transfer agreements to purchase solar generating facilities. Presented in the following illustration is the aggregate renewable capacity that Consumers expects to add to its portfolio as a result of these agreements:

1250
1000
750
500
250
0
Capacity (MW)
2022
Actual
2023
2024
2025
PPA
Owned

In support of its Clean Energy Plan, Consumers issued a request for proposals in September 2022 to acquire approximately 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025. Specifically, Consumers solicited offers to acquire 500 MW of capacity from dispatchable sources and 200 MW of capacity from intermittent resources and dispatchable, non-intermittent clean capacity resources (including battery storage resources).
In March 2022, the U.S. Department of Commerce announced it is opening inquiries into whether manufacturers of solar modules that are produced in certain countries using supplies obtained from China are circumventing antidumping and countervailing duties which apply to Chinese modules. The U.S. Department of Commerce has made an initial determination that four manufacturers have circumvented tariffs. The remainder of this inquiry process is continuing, with a final ruling expected in May 2023. In June 2022, the Biden Administration paused for two years the imposition of duties that might result from the U.S. Department of Commerce’s pending inquiries. In addition, the Uyghur Forced Labor Prevention Act, which was enacted in 2021 and became effective in June 2022, along with an earlier withhold release order that U.S. Customs and Border Protection issued in 2021, restrict the importation of goods sourced from the Xinjiang region of China. Solar modules whose raw materials come from the Xinjiang region are a key focus of these import laws. Consumers continues to closely monitor these matters and their potential impacts on availability of solar modules and timing associated with pending and planned solar projects.
Renewable Energy Plan: Michigan has established a 15-percent renewable portfolio standard. Under this standard, Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least 15 percent of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers has met the 15‑percent requirement and expects to continue meeting the requirement going forward with a combination of newly generated RECs and previously generated RECs carried over from prior years.
Under Consumers’ renewable energy plan, the MPSC has approved the acquisition of up to 525 MW of new wind generation projects and authorized Consumers to earn a 10.7‑percent return on equity on any projects approved by the MPSC. Specifically, the MPSC has approved the following:
•purchase and construction of a 150‑MW wind generation project in Gratiot County, Michigan; the project became operational and Consumers took full ownership in 2020
•purchase of a 166‑MW wind generation project in Hillsdale, Michigan; the project became operational and Consumers took full ownership in 2021
•purchase of a wind generation project under development, with capacity of up to 201 MW, in Gratiot County, Michigan; Consumers expects to take full ownership and begin commercial operation of the project in the fourth quarter of 2023
The MPSC also approved the execution of a 20-year PPA under which Consumers will purchase 100 MW of renewable capacity, energy, and RECs from a 149‑MW solar generating facility to be constructed in Calhoun County, Michigan; the facility is targeted to be operational in 2024.
Voluntary Large Customer Renewable Energy Program: Consumers provides service under a program that provides large full-service electric customers with the opportunity to advance the development of renewable energy beyond the requirements of the 2016 Energy Law. In 2021, the MPSC approved Consumers’ request to amend its renewable energy plan to remove the annual subscription limit associated with this program. The MPSC also approved up to 1,000 MW of new wind and solar generation projects between 2024 and 2027 to meet customer demand for the program. Consumers will competitively solicit for additional renewable energy assets based on customer applications and will construct the assets based on customer subscriptions to the program. In March 2023, Consumers entered into a build transfer agreement for a 309‑MW solar generating facility to be constructed in Calhoun County, Michigan; the facility is targeted to be operational in 2025. The build transfer agreement is subject to MPSC approval.
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
•Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, electric vehicle adoption, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At March 31, 2023, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.9 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program.
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
During 2017, the MPSC issued orders finding that it has statutory authority to determine and implement a local clearing requirement, which requires all electric suppliers to demonstrate that a portion of the capacity used to serve customers is located in the MISO footprint in Michigan’s Lower Peninsula. In 2020, the Michigan Supreme Court affirmed the MPSC’s statutory authority to implement a local clearing requirement on individual electric providers.
In 2020, ABATE and another intervenor filed a complaint against the MPSC in the U.S. District Court for the Eastern District of Michigan challenging the constitutionality of a local clearing requirement. The complaint requests the federal court to issue a permanent injunction prohibiting the MPSC from implementing a local clearing requirement on individual electric providers. In February 2023, the U.S. District Court for the Eastern District of Michigan dismissed the complaint. In March 2023, ABATE and the other intervenor filed a claim of appeal of the Eastern District Court’s decision with the U.S. Court of Appeals for the Sixth Circuit. In April 2023, Consumers and the MPSC filed appearances and also filed cross-appeals.
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.
MPSC Distribution System Audit: In October 2022, the MPSC ordered the state’s two largest electric utilities, including Consumers, to report on their compliance with regulations and past MPSC orders governing the utilities’ response to outages and downed lines. Also, the MPSC Staff was directed to engage a third-party auditor to review all equipment and operations of the two utilities’ distribution systems.
Consumers has responded to the MPSC’s order and awaits further action by the MPSC. Consumers is committed to working with other state utilities, the third-party auditor, and the MPSC to continue improving electric reliability and safety in Michigan. In March 2023, the MPSC Staff issued a request for proposal to engage a third-party auditor and is expected to execute a contract by September 2023.
Retention Incentive Program: Under its Clean Energy Plan, Consumers will retire the D.E. Karn coal-fueled electric generating units in May 2023 and the J.H. Campbell coal-fueled generating units in 2025. Consumers has announced retention incentive programs to ensure necessary staffing at both locations through the anticipated retirements. The aggregate cost of the D.E. Karn program through 2022 was $31 million, and Consumers expects to recognize an additional $2 million of retention benefit costs in the first half of 2023. The aggregate cost of the J.H. Campbell program through 2025 is estimated to be $50 million; Consumers expects to recognize $16 million of retention benefit costs in 2023. The MPSC has approved deferred accounting treatment for these costs; this expense will be deferred as a regulatory asset. For additional details on these programs, see Notes to the Unaudited Consolidated Financial Statements—Note 12, Exit Activities.

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
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In March 2023, the EPA finalized a revision to CSAPR affecting Michigan. This regulation establishes allowance budgets for electric generating units in 22 states, including Michigan, between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. Consumers is evaluating potential cost impacts from this regulation on its electric generating units.
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
In June 2022, the EPA announced its plan to propose a new rule to address greenhouse gas emissions from existing fossil-fuel-fired electric generating units. Under its Clean Energy Plan, Consumers will eliminate the use of coal-fueled generation in 2025. Therefore, it is unlikely that the proposed rule will materially impact Consumers over the remaining operating lives of these coal-fueled facilities. However,

Consumers cannot predict the form and extent of such potential regulation on its natural gas-fueled generation until this rule is released.
Under the Paris Agreement, an international agreement addressing greenhouse gas emissions, the U.S. has committed to reduce greenhouse gas emissions by 50 to 52 percent from 2005 levels by 2030. Under its Clean Energy Plan, Consumers plans to reduce carbon emissions from its electric business by 60 percent from 2005 levels in 2025. At this time, Consumers does not expect any adverse changes to its environmental strategy as a result of this event, as its plans exceed the nationally committed reduction. The commitment made by the U.S. is not binding without new Congressional legislation.
In 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28‑percent reduction below 2005 levels of greenhouse gas emissions by 2025. These goals are aspirational in nature and any changes in law or regulation to achieve these goals would need to be approved by the Michigan Legislature or the relevant regulatory agency. Additionally, Consumers has already surpassed the 28‑percent reduction milestone for its owned electric generation and previously announced a goal of achieving net-zero carbon emissions from its electric business by 2040. Consumers does not expect any adverse changes to its environmental strategy as a result of this event.
Increased frequency or intensity of severe or extreme weather events, including those due to climate change, could materially impact Consumers’ facilities, energy sales, and results of operations. Consumers is unable to predict these events or their financial impact; however, Consumers evaluates the potential physical impacts of climate change on its operations, including increased frequency or intensity of storm activity; increased precipitation; increased temperature; and changes in lake and river levels. Consumers released a report addressing the physical risks of climate change on its infrastructure in 2022. Consumers is taking steps to mitigate these risks as appropriate.
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
CCRs: In 2015, the EPA published a rule regulating CCRs under RCRA. This rule adopts minimum standards for beneficially using and disposing of non‑hazardous CCRs and establishes technical requirements for CCR landfills and surface impoundments. The rule also sets out conditions under which some CCR units would be forced to cease receiving CCR wastewater and initiate closure. Due to continued litigation, many aspects of the rule have been remanded to the EPA, resulting in more proposed and final rules.
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
The EPA regulates cooling water intake systems of existing electric generating plants under Section 316(b) of the Clean Water Act. The rules seek to reduce alleged harmful impacts on aquatic organisms, such as fish. In 2018, Consumers submitted to EGLE for approval all required studies and recommended plans to comply with Section 316(b) for its coal-fueled units, but has not yet received final approval.
The EPA also regulates the discharge of wastewater through its effluent limitation guidelines for steam electric generating plants. In 2020, the EPA revised previous guidelines related to the discharge of certain wastewater, but allowed for extension of the compliance deadline from the end of 2023 to the end of 2025, upon approval by EGLE through the NPDES permitting process. Consumers received such an extension to 2025 for its J.H. Campbell generating facility, which it plans to retire in 2025. In March 2023, the EPA released a proposed rule seeking to replace its 2020 rule and corresponding effluent limitation guidelines. Consumers is evaluating the proposed effluent limitation guidelines for its potential impacts on its generating facilities.
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
2022 Gas Rate Case: In December 2022, Consumers filed an application with the MPSC seeking an annual rate increase of $212 million, based on a 10.25‑percent authorized return on equity for the projected twelve-month period ending September 30, 2024. The filing requests authority to recover new infrastructure investment and related costs that are expected to allow Consumers to improve system safety and reliability and reduce fugitive methane emissions. Presented in the following table are the components of the requested increase in revenue:

Projected Twelve-Month Period Ending September 30	2024
Components of the requested rate increase
Investment in rate base	$80
Operating and maintenance costs	47
Cost of capital	63
Sales and other revenue	22
Total	$212
The filing also seeks approval of cost deferral mechanisms that will allow Consumers to defer for future recovery or refund pension and OPEB expense and uncollectible accounts expense above the amounts used to set existing rates.

Postretirement Benefits Expense Accounting Application: In January 2023, Consumers filed an application with the MPSC, requesting authority to defer the future recovery or refund of pension and OPEB expenses above or below the amounts used to set existing rates, respectively. Consumers requested this accounting treatment to begin in 2023 and to continue until rates are reset in the 2022 gas rate case. In March 2023, the MPSC denied Consumers’ application, instead recommending that this would be more appropriately considered as part of Consumers’ current gas rate case.
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
In March 2023, the EPA finalized a revision to CSAPR affecting Michigan. This regulation will reduce interstate air pollution transport issues that EPA modeling suggests contribute to downwind states attaining or maintaining compliance with the NAAQS for ozone. While prior CSAPR regulations focused only on electric generating units, this latest rule includes other emission sources, including engines at natural gas compressor stations. Compliance with new NOx emission limits is required by May 2026, unless the EPA approves an extension. Consumers is currently evaluating the applicability of the regulation to its gas business and expects to incur costs to retrofit or replace equipment at some of its compressor stations.
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify natural gas compressor stations and other emission sources in areas of the country that do not meet the ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. Seven counties in southeastern Michigan were not in attainment with the ozone standard by a 2021 regulatory deadline and, in March 2023, had their ozone nonattainment designations increased from marginal to moderate. EGLE has submitted an attainment redesignation request to EPA based on current ozone data for these seven counties, and is waiting on a final decision. The EPA also recently elevated the nonattainment status of three counties in western Michigan from marginal to moderate. Some of Consumers’ compressor stations are located in these ozone nonattainment areas. Consequently, Consumers has initiated plans to retrofit equipment to lower emissions in compliance with these new regulations at two of its compressor stations located in the nonattainment areas. Additionally, in January 2023, the EPA proposed lowering the NAAQS for particulate matter. Consumers will continue to monitor NAAQS rulemakings and evaluate potential impacts to its compressor stations and other applicable natural gas storage and delivery assets.
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
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In March 2023, the EPA finalized a revision to CSAPR affecting Michigan. This regulation establishes allowance budgets for electric generating units in 22 states, including Michigan, between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. NorthStar Clean Energy is evaluating this rule and its impact on NorthStar Clean Energy’s emission sources and may incur costs in allowance purchases or equipment retrofits.
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify power plants and other emission sources in areas of the country that do not meet the ozone standard. In 2018, the EPA designated certain areas of Michigan as not meeting the ozone standard. Seven counties in southeastern Michigan were not in attainment with the ozone standard by a 2021 regulatory deadline and, in March 2023, had their ozone nonattainment designations increased from marginal to moderate. The DIG plant is within one of these counties and, as a result, may be subject to additional permitting restrictions in the event of any future increase in the nonattainment designation.
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

In March 2022, the U.S. Department of Commerce announced it is opening inquiries into whether manufacturers of solar modules that are produced in certain countries using supplies obtained from China are circumventing antidumping and countervailing duties which apply to Chinese modules. The U.S. Department of Commerce has made an initial determination that four manufacturers have circumvented tariffs. The remainder of this inquiry process is continuing, with a final ruling expected in May 2023. In June 2022, the Biden Administration paused for two years the imposition of duties that might result from the U.S. Department of Commerce’s pending inquiries. In addition, the Uyghur Forced Labor Prevention Act, which was enacted in 2021 and became effective in June 2022, along with an earlier withhold release order that U.S. Customs and Border Protection issued in 2021, restrict the importation of goods sourced from the Xinjiang region of China. Solar modules whose raw materials come from the Xinjiang region are a key focus of these import laws. CMS Energy continues to closely monitor these matters and their potential impacts on availability of solar modules and timing associated with pending and planned solar projects.
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
Employee Separation Program: In April 2023, CMS Energy and Consumers announced a voluntary separation program for non-union employees. Under the program, employees can elect to request separation, and management will decide which requests to accept. In May 2023, management will communicate its decisions to interested employees, who will have 45 days to decide whether to separate. The program is expected to result in recognition of additional expense in the second quarter of 2023; however, CMS Energy and Consumers expect to benefit from future cost savings, as employee staffing levels will be better aligned with business needs.
New Accounting Standards
There are no new accounting standards issued but not yet effective that are expected to have a material impact on CMS Energy’s or Consumers’ consolidated financial statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2023	2022
Operating Revenue	$2,284	$2,374
Operating Expenses
Fuel for electric generation	137	167
Purchased and interchange power	341	455
Purchased power – related parties	19	17
Cost of gas sold	547	468
Maintenance and other operating expenses	431	334
Depreciation and amortization	353	345
General taxes	142	132
Total operating expenses	1,970	1,918
Operating Income	314	456
Other Income (Expense)
Non-operating retirement benefits, net	45	48
Other income	15	4
Other expense	(4)	(4)
Total other income	56	48
Interest Charges
Interest on long-term debt	144	121
Interest expense – related parties	3	3
Other interest expense	—	1
Allowance for borrowed funds used during construction	—	(1)
Total interest charges	147	124
Income Before Income Taxes	223	380
Income Tax Expense	29	39
Income From Continuing Operations	194	341
Income From Discontinued Operations, Net of Tax of $— and $1	—	4
Net Income	194	345
Loss Attributable to Noncontrolling Interests	(10)	(8)
Net Income Attributable to CMS Energy	204	353
Preferred Stock Dividends	2	2
Net Income Available to Common Stockholders	$202	$351

In Millions, Except Per Share Amounts
Three Months Ended March 31	2023	2022
Basic Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$0.69	$1.20
Income from discontinued operations per average common share available to common stockholders	—	0.01
Basic earnings per average common share	$0.69	$1.21
Diluted Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$0.69	$1.20
Income from discontinued operations per average common share available to common stockholders	—	0.01
Diluted earnings per average common share	$0.69	$1.21
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
Three Months Ended March 31	2023	2022
Net Income	$194	$345
Retirement Benefits Liability
Net gain arising during the period, net of tax of $— and $1	1	2
Amortization of net actuarial loss, net of tax of $— for both periods	—	1
Derivatives
Unrealized gain on derivative instruments, net of tax of $— and $1	—	2
Other Comprehensive Income	1	5
Comprehensive Income	195	350
Comprehensive Loss Attributable to Noncontrolling Interests	(10)	(8)
Comprehensive Income Attributable to CMS Energy	$205	$358
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Three Months Ended March 31	2023	2022
Cash Flows from Operating Activities
Net income	$194	$345
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	353	345
Deferred income taxes and investment tax credits	29	33
Other non‑cash operating activities and reconciling adjustments	(19)	(27)
Changes in assets and liabilities
Accounts receivable and accrued revenue	174	(121)
Inventories	391	213
Accounts payable and accrued rate refunds	(153)	(129)
Other current assets and liabilities	(51)	7
Other non‑current assets and liabilities	122	41
Net cash provided by operating activities	1,040	707
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(617)	(520)
Cost to retire property and other investing activities	(34)	(19)
Net cash used in investing activities	(651)	(539)
Cash Flows from Financing Activities
Proceeds from issuance of debt	1,205	—
Retirement of debt	(1,000)	(3)
Decrease in notes payable	(20)	—
Issuance of common stock	4	4
Payment of dividends on common and preferred stock	(145)	(136)
Contribution from noncontrolling interest	6	2
Other financing costs	(23)	(37)
Net cash provided by (used in) financing activities	27	(170)
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	416	(2)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	182	476
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$598	$474
Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$157	$128
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	March 31 2023	December 31 2022
Current Assets
Cash and cash equivalents	$571	$164
Restricted cash and cash equivalents	27	18
Accounts receivable and accrued revenue, less allowance of $26 in 2023 and $27 in 2022	1,009	1,564
Accounts receivable – related parties	13	16
Inventories at average cost
Gas in underground storage	437	840
Materials and supplies	228	212
Generating plant fuel stock	61	65
Deferred property taxes	310	384
Regulatory assets	203	57
Prepayments and other current assets	130	113
Total current assets	2,989	3,433
Plant, Property, and Equipment
Plant, property, and equipment, gross	30,866	30,491
Less accumulated depreciation and amortization	9,126	8,960
Plant, property, and equipment, net	21,740	21,531
Construction work in progress	1,263	1,182
Total plant, property, and equipment	23,003	22,713
Other Non‑current Assets
Regulatory assets	3,804	3,595
Accounts receivable	23	23
Investments	72	71
Postretirement benefits	1,241	1,208
Other	254	310
Total other non‑current assets	5,394	5,207
Total Assets	$31,386	$31,353

LIABILITIES AND EQUITY
In Millions
	March 31 2023	December 31 2022
Current Liabilities
Current portion of long-term debt and finance leases	$1,433	$1,099
Notes payable	—	20
Accounts payable	679	928
Accounts payable – related parties	8	8
Accrued rate refunds	28	—
Accrued interest	125	122
Accrued taxes	408	538
Regulatory liabilities	107	104
Other current liabilities	154	166
Total current liabilities	2,942	2,985
Non‑current Liabilities
Long-term debt	12,985	13,122
Non-current portion of finance leases	66	68
Regulatory liabilities	3,886	3,796
Postretirement benefits	107	108
Asset retirement obligations	762	746
Deferred investment tax credit	128	129
Deferred income taxes	2,451	2,407
Other non‑current liabilities	407	397
Total non‑current liabilities	20,792	20,773
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 291.7 shares in 2023 and 291.3 shares in 2022	3	3
Other paid-in capital	5,494	5,490
Accumulated other comprehensive loss	(51)	(52)
Retained earnings	1,410	1,350
Total common stockholders’ equity	6,856	6,791
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	7,080	7,015
Noncontrolling interests	572	580
Total equity	7,652	7,595
Total Liabilities and Equity	$31,386	$31,353
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2023	2022
Total Equity at Beginning of Period	$7,595	$7,188
Common Stock
At beginning and end of period	3	3
Other Paid-in Capital
At beginning of period	5,490	5,406
Common stock issued	11	10
Common stock repurchased	(7)	(10)
At end of period	5,494	5,406
Accumulated Other Comprehensive Income (Loss)
At beginning of period	(52)	(59)
Retirement benefits liability
At beginning of period	(52)	(56)
Net gain arising during the period	1	2
Amortization of net actuarial loss	—	1
At end of period	(51)	(53)
Derivative instruments
At beginning of period	—	(3)
Unrealized gain on derivative instruments	—	2
At end of period	—	(1)
At end of period	(51)	(54)
Retained Earnings
At beginning of period	1,350	1,057
Net income attributable to CMS Energy	204	353
Dividends declared on common stock	(142)	(133)
Dividends declared on preferred stock	(2)	(2)
At end of period	1,410	1,275
Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning and end of period	224	224
Noncontrolling Interests
At beginning of period	580	557
Contribution from noncontrolling interest	6	2
Loss attributable to noncontrolling interests	(10)	(8)
Distributions and other changes in noncontrolling interests	(4)	—
At end of period	572	551
Total Equity at End of Period	$7,652	$7,405
Dividends declared per common share	$0.4875	$0.4600
Dividends declared per preferred stock Series C depositary share	$0.2625	$0.2625
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
Three Months Ended March 31	2023	2022
Operating Revenue	$2,210	$2,283
Operating Expenses
Fuel for electric generation	98	124
Purchased and interchange power	334	437
Purchased power – related parties	19	17
Cost of gas sold	546	465
Maintenance and other operating expenses	409	313
Depreciation and amortization	344	336
General taxes	139	129
Total operating expenses	1,889	1,821
Operating Income	321	462
Other Income (Expense)
Non-operating retirement benefits, net	43	45
Other income	12	4
Other expense	(4)	(3)
Total other income	51	46
Interest Charges
Interest on long-term debt	99	75
Interest expense – related parties	3	3
Other interest expense	—	1
Allowance for borrowed funds used during construction	—	(1)
Total interest charges	102	78
Income Before Income Taxes	270	430
Income Tax Expense	38	47
Net Income Available to Common Stockholder	$232	$383
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
Three Months Ended March 31	2023	2022
Net Income	$232	$383
Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $— for both periods	—	1
Other Comprehensive Income	—	1
Comprehensive Income	$232	$384
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Three Months Ended March 31	2023	2022
Cash Flows from Operating Activities
Net income	$232	$383
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	344	336
Deferred income taxes and investment tax credits	37	47
Other non‑cash operating activities and reconciling adjustments	(17)	(21)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	157	(118)
Inventories	389	210
Accounts payable and accrued rate refunds	(140)	(128)
Other current assets and liabilities	(48)	—
Other non-current assets and liabilities	116	36
Net cash provided by operating activities	1,070	745
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(555)	(506)
Cost to retire property and other investing activities	(33)	(23)
Net cash used in investing activities	(588)	(529)
Cash Flows from Financing Activities
Proceeds from issuance of debt	1,120	—
Retirement of debt	(1,000)	—
Decrease in notes payable	(20)	—
Decrease in notes payable – related parties	(75)	(392)
Stockholder contribution	75	450
Payment of dividends on common stock	(287)	(275)
Other financing costs	(12)	(5)
Net cash used in financing activities	(199)	(222)
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	283	(6)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	60	44
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$343	$38
Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$142	$122
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	March 31 2023	December 31 2022
Current Assets
Cash and cash equivalents	$317	$43
Restricted cash and cash equivalents	26	17
Accounts receivable and accrued revenue, less allowance of $26 in 2023 and $27 in 2022	980	1,524
Accounts and notes receivable – related parties	12	10
Inventories at average cost
Gas in underground storage	437	840
Materials and supplies	222	206
Generating plant fuel stock	57	59
Deferred property taxes	310	384
Regulatory assets	203	57
Prepayments and other current assets	106	96
Total current assets	2,670	3,236
Plant, Property, and Equipment
Plant, property, and equipment, gross	29,721	29,342
Less accumulated depreciation and amortization	8,948	8,791
Plant, property, and equipment, net	20,773	20,551
Construction work in progress	1,012	994
Total plant, property, and equipment	21,785	21,545
Other Non-current Assets
Regulatory assets	3,804	3,595
Accounts receivable	29	29
Accounts and notes receivable – related parties	98	99
Postretirement benefits	1,156	1,126
Other	230	286
Total other non-current assets	5,317	5,135
Total Assets	$29,772	$29,916

LIABILITIES AND EQUITY
In Millions
	March 31 2023	December 31 2022
Current Liabilities
Current portion of long-term debt and finance leases	$998	$1,000
Notes payable	—	20
Notes payable – related parties	—	75
Accounts payable	633	864
Accounts payable – related parties	15	15
Accrued rate refunds	28	—
Accrued interest	93	90
Accrued taxes	433	556
Regulatory liabilities	107	104
Other current liabilities	123	147
Total current liabilities	2,430	2,871
Non-current Liabilities
Long-term debt	9,304	9,192
Non-current portion of finance leases	43	45
Regulatory liabilities	3,886	3,796
Postretirement benefits	79	79
Asset retirement obligations	737	722
Deferred investment tax credit	128	129
Deferred income taxes	2,636	2,585
Other non-current liabilities	354	342
Total non-current liabilities	17,167	16,890
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	7,359	7,284
Accumulated other comprehensive loss	(15)	(15)
Retained earnings	1,953	2,008
Total common stockholder’s equity	10,138	10,118
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	10,175	10,155
Total Liabilities and Equity	$29,772	$29,916
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
Three Months Ended March 31	2023	2022
Total Equity at Beginning of Period	$10,155	$9,279
Common Stock
At beginning and end of period	841	841
Other Paid-in Capital
At beginning of period	7,284	6,599
Stockholder contribution	75	450
At end of period	7,359	7,049
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(15)	(32)
Amortization of net actuarial loss	—	1
At end of period	(15)	(31)
Retained Earnings
At beginning of period	2,008	1,834
Net income	232	383
Dividends declared on common stock	(287)	(275)
At end of period	1,953	1,942
Cumulative Preferred Stock
At beginning and end of period	37	37
Total Equity at End of Period	$10,175	$9,838
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
CMS Energy and Consumers are required to make estimates using assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure that CMS Energy’s and Consumers’ financial position, results of operations, and cash flows for the periods presented are fairly stated. The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2022 Form 10‑K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
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
2022 Electric Rate Case: In January 2023, the MPSC approved a settlement agreement authorizing an annual rate increase of $155 million, based on a 9.9-percent authorized return on equity. The MPSC also approved a surcharge for the recovery of $6 million of depreciation, property tax, and interest expense related to distribution investments made in 2021 that exceeded what was authorized in rates in accordance with the December 2020 electric rate order. The new rates became effective January 20, 2023.
Voluntary Refund Mechanism: In December 2022, the MPSC issued an order authorizing Consumers to refund $22 million voluntarily to utility customers. In January 2023, Consumers submitted a filing proposing that the refund take the form of incremental funding to cover the cost of, and return on, certain distribution capital investments above amounts included in rates and contributions to programs that assist vulnerable customers. In April 2023, the MPSC approved the refund of $5 million in the form of contributions to programs that assist vulnerable customers, but found that Consumers should demonstrate a more direct benefit to customers for the remaining $17 million. The MPSC stated that Consumers may propose a different methodology to refund that amount. Consumers filed a revised proposal, requesting that the remaining $17 million be refunded in the form of incremental forestry work and to provide bill assistance to support vulnerable electric customers.
2022 PSCR Underrecovery: Due to rising fuel prices during 2022, the cost of electric generation increased, resulting in higher market prices for electricity. Accordingly, Consumers’ power supply costs for 2022 were significantly higher than those projected in its 2022 PSCR plan. Consumers included a projection of its full-year 2022 underrecovery in the 2023 PSCR plan filed with the MPSC in September 2022.
In January 2023, Consumers filed a motion for a temporary order in its 2023 PSCR plan, requesting that the MPSC approve only a third of the 2022 underrecovery amount for recovery in 2023, with the remaining amount to be recovered equally during 2024 and 2025. The MPSC approved Consumers’ motion in February 2023. Recovering the 2022 underrecovery over three years will provide immediate relief to electric customers, and the financial impact will be neutral to Consumers’ earnings.
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
CMS Energy Contingencies
Bay Harbor: CMS Land retained environmental remediation obligations for the collection and treatment of leachate at Bay Harbor after selling its interests in the development in 2002. Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site. In 2012, CMS Land and EGLE finalized an agreement establishing the final remedies and the future water quality criteria at the site. CMS Land completed all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit, which is valid through 2025.
At March 31, 2023, CMS Energy had a recorded liability of $45 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $56 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2023 and in each of the next five years:

In Millions
	2023	2024	2025	2026	2027	2028
CMS Energy
Long-term leachate disposal and operating and maintenance costs	$3	$4	$4	$4	$4	$4

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates its liability for NREPA sites for which it can estimate a range of loss to be between $2 million and $4 million. At March 31, 2023, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates its share of the total liability for known CERCLA sites to be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At March 31, 2023, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
Ludington Plant Overhaul Contract Dispute: Consumers and DTE Electric, co-owners of Ludington, are parties to a 2010 engineering, procurement, and construction agreement with TAES, under which TAES contracted to perform a major overhaul and upgrade of Ludington. The overhauled Ludington units are operational, but TAES’ work has been defective and non-conforming. Consumers and DTE Electric have demanded that TAES provide a comprehensive plan to resolve quality control concerns, including adherence to its warranty commitments and other contractual obligations. Consumers and DTE Electric have taken extensive efforts to resolve these issues with TAES, including a formal demand to TAES’ parent, Toshiba Corporation, a non-affiliated company, under a parent guaranty it provided in the contract. TAES has not provided a comprehensive plan or otherwise met its performance obligations.

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
At March 31, 2023, Consumers had a recorded liability of $63 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. The undiscounted amount of the remaining obligation is $67 million. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2023 and in each of the next five years:

In Millions
	2023	2024	2025	2026	2027	2028
Consumers
Remediation and other response activity costs	$5	$11	$31	$6	$1	$1

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At March 31, 2023, Consumers had a regulatory asset of $106 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At March 31, 2023, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at March 31, 2023:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from sale of membership interests in VIEs[1]	various	indefinite	$318	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	226	3
Guarantee[3]	2011	indefinite	30	—
Consumers
Guarantee[3]	2011	indefinite	$30	$—
1These obligations arose from the sale of membership interests in NWO Holdco and Aviator Wind to tax equity investors. NorthStar Clean Energy provided certain indemnity obligations that protect the tax equity investors against losses incurred as a result of breaches of representations and warranties under the associated limited liability company agreements. These obligations are generally capped at an amount equal to the tax equity investor’s capital contributions plus a specified return, less any distributions and tax benefits it receives, in connection with its membership interest. For any indemnity obligations related to Aviator Wind, NorthStar Clean Energy would recover 49 percent of any amounts paid to the tax equity investor from the other owner of Aviator Wind Equity Holdings. Additionally, Aviator Wind holds insurance coverage that would partially protect against losses incurred as a result of certain failures to qualify for production tax credits. For further details on NorthStar Clean Energy’s ownership interest in NWO Holdco and Aviator Wind, see Note 11, Variable Interest Entities.
2These obligations arose from stock and asset sale agreements under which CMS Energy or a subsidiary of CMS Energy indemnified the purchaser for losses resulting from various matters, including claims related to taxes and breaches of representations and warranties. The maximum obligation amount is mostly related to an Equatorial Guinea tax claim.
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
3:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long-term debt issuances during the three months ended March 31, 2023:

	Principal (In Millions)	Interest Rate (%)	Issuance Date	Maturity Date
NorthStar Clean Energy, including subsidiaries
Term loan facility[1]	$85	variable	February 2023	September 2023
Total NorthStar Clean Energy, including subsidiaries	$85
Consumers
First mortgage bonds	$425	4.650%	January 2023	March 2028
First mortgage bonds	700	4.625	February 2023	May 2033
Total Consumers	$1,125
Total CMS Energy	$1,210
1    In December 2022, a subsidiary of NorthStar Clean Energy entered into a $185 million unsecured term loan credit agreement. Under this credit agreement, a subsidiary of NorthStar Clean Energy borrowed $85 million in 2023. As of March 31, 2023, there was $185 million of loans outstanding bearing an interest rate of 5.806 percent under the unsecured term loan credit agreement.
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

Presented in the following table is a summary of major long-term debt retirements during the three months ended March 31, 2023:

	Principal (In Millions)	Interest Rate (%)	Retirement Date	Maturity Date
Consumers
Term loan facility	$1,000	variable	February 2023	January 2024
Credit Facilities: The following credit facilities with banks were available at March 31, 2023:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
December 14, 2027[1]	$550	$—	$21	$529
September 22, 2024	50	—	50	—
NorthStar Clean Energy, including subsidiaries
September 25, 2025[2]	$37	$—	$37	$—
Consumers[3]
December 14, 2027	$1,100	$—	$27	$1,073
November 18, 2024	250	—	27	223
1There were no borrowings under this facility during the three months ended March 31, 2023.
2This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding Aviator Wind Equity Holdings, see Note 11, Variable Interest Entities.
3Obligations under these facilities are secured by first mortgage bonds of Consumers. There were no borrowings under these facilities during the three months ended March 31, 2023.
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements. In March 2023, FERC granted Consumers the authority to issue securities between April 1, 2023 and March 31, 2025.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At March 31, 2023, there were no commercial paper notes outstanding under this program.
In December 2022, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million. At March 31, 2023, there were no outstanding borrowings under the agreement.
Dividend Restrictions: At March 31, 2023, payment of dividends by CMS Energy on its common stock was limited to $6.8 billion under provisions of the Michigan Business Corporation Act of 1972.

Under the provisions of its articles of incorporation, at March 31, 2023, Consumers had $1.9 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the three months ended March 31, 2023, Consumers paid $287 million in dividends on its common stock to CMS Energy.
Issuance of Common Stock: Presented in the following table are details of CMS Energy’s forward sales contracts under its equity offering program at March 31, 2023:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	March 31, 2023
August 3, 2022	February 1, 2024	2,944,207	67.59	67.98
August 24, 2022	February 26, 2024	1,677,938	69.46	69.89
August 29, 2022	February 26, 2024	1,783,388	68.18	68.56
Under these contracts, CMS Energy may either settle physically by issuing shares of its common stock at the then-applicable forward sale price specified by the agreement or settle net by delivering or receiving cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock.
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle or net cash settle the contracts as of March 31, 2023, CMS Energy would not have been required to deliver shares or pay cash.
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

In Millions
	CMS Energy, including Consumers		Consumers
	March 31 2023	December 31 2022	March 31 2023	December 31 2022
Assets[1]
Cash equivalents	$216	$—	$166	$—
Restricted cash equivalents	27	18	26	17
Nonqualified deferred compensation plan assets	26	24	20	18
Derivative instruments	1	2	1	2
Total assets	$270	$44	$213	$37
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$26	$24	$20	$18
Total liabilities	$26	$24	$20	$18
1All assets and liabilities were classified as Level 1 with the exception of derivative contracts, which were classified as Level 3.
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

In Millions
	March 31, 2023					December 31, 2022
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$13	$13	$—	$—	$13	$14	$14	$—	$—	$14
Liabilities
Long-term debt[2]	14,410	12,928	1,076	10,066	1,786	14,212	12,384	987	8,741	2,656
Long-term payables[3]	8	7	—	—	7	9	7	—	—	7
Consumers
Assets
Long-term receivables[1]	$13	$13	$—	$—	$13	$14	$14	$—	$—	$14
Notes receivable – related party[4]	100	100	—	—	100	101	101	—	—	101
Liabilities
Long-term debt[5]	10,295	9,060	—	7,459	1,601	10,183	8,728	—	6,172	2,556
1Includes current portion of long-term accounts receivable and notes receivable of $7 million at March 31, 2023 and December 31, 2022.
2Includes current portion of long-term debt of $1,425 million at March 31, 2023 and $1,090 million at December 31, 2022.
3Includes current portion of long-term payables of $1 million at March 31, 2023 and $2 million at December 31, 2022.
4Includes current portion of notes receivable – related party of $7 million at March 31, 2023 and December 31, 2022.
5Includes current portion of long-term debt of $991 million at March 31, 2023 and December 31, 2022.
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
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans		OPEB Plan
Three Months Ended March 31	2023	2022	2023	2022
CMS Energy, including Consumers
Net periodic credit
Service cost	$7	$12	$3	$4
Interest cost	27	18	11	7
Expected return on plan assets	(55)	(52)	(26)	(29)
Amortization of:
Net loss	3	17	3	—
Prior service cost (credit)	1	1	(10)	(12)
Settlement loss	2	2	—	—
Net periodic credit	$(15)	$(2)	$(19)	$(30)
Consumers
Net periodic credit
Service cost	$7	$12	$3	$4
Interest cost	25	16	11	7
Expected return on plan assets	(52)	(49)	(24)	(27)
Amortization of:
Net loss	3	16	3	—
Prior service cost (credit)	1	1	(10)	(12)
Settlement loss	2	2	—	—
Net periodic credit	$(14)	$(2)	$(17)	$(28)
In Consumers’ 2022 electric rate case, the MPSC approved a mechanism allowing Consumers to defer the future recovery or refund of pension and OPEB expenses above or below the amounts used to set existing rates. At March 31, 2023. CMS Energy, including Consumers, had deferred $3 million of pension credits and $6 million of OPEB costs under this mechanism.

7:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Three Months Ended March 31	2023	2022
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	(0.5)	5.5
Production tax credits	(4.2)	(4.7)
TCJA excess deferred taxes[2]	(3.7)	(7.2)
Accelerated flow-through of regulatory tax benefits[3]	—	(4.3)
Other, net	0.4	—
Effective tax rate	13.0%	10.3%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	—	5.0
Production tax credits	(3.6)	(2.7)
TCJA excess deferred taxes[2]	(3.2)	(6.7)
Accelerated flow-through of regulatory tax benefits[3]	—	(5.1)
Other, net	(0.1)	(0.6)
Effective tax rate	14.1%	10.9%
1CMS Energy initiated a plan to divest immaterial business activities in the state of Wisconsin and will no longer have a taxable presence within the state after 2023. As a result of these actions, CMS Energy reversed a $13 million Wisconsin-related state reserve, all of which was recognized at Consumers.
2In 2020, the MPSC authorized Consumers to accelerate the amortization of a gas regulatory liability associated with unprotected, non‑property-related excess deferred income taxes resulting from the TCJA. The regulatory liability was fully amortized in 2022.
3In 2020, the MPSC authorized Consumers to accelerate the amortization of income tax benefits associated with the cost to remove gas plant assets. These tax benefits were fully amortized in 2022.

8:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
Three Months Ended March 31	2023	2022
Income available to common stockholders
Income from continuing operations	$194	$341
Less loss attributable to noncontrolling interests	(10)	(8)
Less preferred stock dividends	2	2
Income from continuing operations available to common stockholders – basic and diluted	$202	$347
Average common shares outstanding
Weighted-average shares – basic	290.7	289.3
Add dilutive nonvested stock awards	0.5	0.5
Add dilutive forward equity sale contracts	—	0.1
Weighted-average shares – diluted	291.2	289.9
Income from continuing operations per average common share available to common stockholders
Basic	$0.69	$1.20
Diluted	0.69	1.20
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

9:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended March 31, 2023	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,089	$1,116	$—	$2,205
Other	—	—	43	43
Revenue recognized from contracts with customers	$1,089	$1,116	$43	$2,248
Leasing income	—	—	31	31
Financing income	2	3	—	5
Total operating revenue – CMS Energy	$1,091	$1,119	$74	$2,284
Consumers
Consumers utility revenue
Residential	$528	$776		$1,304
Commercial	347	247		594
Industrial	161	31		192
Other	53	62		115
Revenue recognized from contracts with customers	$1,089	$1,116		$2,205
Financing income	2	3		5
Total operating revenue – Consumers	$1,091	$1,119		$2,210
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. NorthStar Clean Energy’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $22 million for the three months ended March 31, 2023.

In Millions
Three Months Ended March 31, 2022	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,238	$1,047	$—	$2,285
Other	—	—	33	33
Revenue recognized from contracts with customers	$1,238	$1,047	$33	$2,318
Leasing income	—	—	58	58
Financing income	3	2	—	5
Consumers alternative-revenue programs	—	(7)	—	(7)
Total operating revenue – CMS Energy	$1,241	$1,042	$91	$2,374
Consumers
Consumers utility revenue
Residential	$591	$740		$1,331
Commercial	384	221		605
Industrial	168	28		196
Other	95	58		153
Revenue recognized from contracts with customers	$1,238	$1,047		$2,285
Financing income	3	2		5
Alternative-revenue programs	—	(7)		(7)
Total operating revenue – Consumers	$1,241	$1,042		$2,283
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. NorthStar Clean Energy’s sales of energy commodities are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $44 million for the three months ended March 31, 2022.
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
CMS Energy and Consumers recorded uncollectible accounts expense of $9 million for the three months ended March 31, 2023 and $4 million for the three months ended March 31, 2022.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $447 million at March 31, 2023 and $663 million at December 31, 2022.
10:    Reportable Segments
Reportable segments consist of business units defined by the products and services they offer. CMS Energy and Consumers evaluate the performance of each segment based on its contribution to net income available to CMS Energy’s common stockholders.
CMS Energy
The segments reported for CMS Energy are:
•electric utility, consisting of regulated activities associated with the generation, purchase, distribution, and sale of electricity in Michigan
•gas utility, consisting of regulated activities associated with the purchase, transmission, storage, distribution, and sale of natural gas in Michigan
•NorthStar Clean Energy, consisting of various subsidiaries engaging in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production

CMS Energy presents corporate interest and other expenses, discontinued operations, and Consumers’ other consolidated entities within other reconciling items.
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
Presented in the following tables is financial information by segment:

In Millions
Three Months Ended March 31	2023	2022
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,091	$1,241
Gas utility	1,119	1,042
NorthStar Clean Energy	74	91
Total operating revenue – CMS Energy	$2,284	$2,374
Consumers
Operating revenue
Electric utility	$1,091	$1,241
Gas utility	1,119	1,042
Total operating revenue – Consumers	$2,210	$2,283
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$70	$167
Gas utility	154	216
NorthStar Clean Energy	7	8
Other reconciling items	(29)	(40)
Total net income available to common stockholders – CMS Energy	$202	$351
Consumers
Net income available to common stockholder
Electric utility	$70	$167
Gas utility	154	216
Other reconciling items	8	—
Total net income available to common stockholder – Consumers	$232	$383

In Millions
	March 31, 2023	December 31, 2022
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$18,056	$17,870
Gas utility[1]	11,631	11,443
NorthStar Clean Energy	1,151	1,148
Other reconciling items	28	30
Total plant, property, and equipment, gross – CMS Energy	$30,866	$30,491
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$18,056	$17,870
Gas utility[1]	11,631	11,443
Other reconciling items	34	29
Total plant, property, and equipment, gross – Consumers	$29,721	$29,342
CMS Energy, including Consumers
Total assets
Electric utility[1]	$18,117	$17,907
Gas utility[1]	11,507	11,873
NorthStar Clean Energy	1,534	1,464
Other reconciling items	228	109
Total assets – CMS Energy	$31,386	$31,353
Consumers
Total assets
Electric utility[1]	$18,177	$17,968
Gas utility[1]	11,552	11,918
Other reconciling items	43	30
Total assets – Consumers	$29,772	$29,916
1Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.
11:    Variable Interest Entities
NorthStar Clean Energy holds a Class B membership interest in NWO Holdco, which owns 100 percent of Northwest Ohio Wind, LLC, a 100‑MW wind generation project in Paulding County, Ohio. The Class A membership interest in NWO Holdco is held by a tax equity investor.
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
Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
	March 31, 2023	December 31, 2022
Current
Cash and cash equivalents	$21	$28
Accounts receivable	3	7
Prepayments and other current assets	4	3
Non-current
Plant, property, and equipment, net	818	825
Total assets[1]	$846	$863
Current
Accounts payable	$4	$15
Non-current
Asset retirement obligations	24	24
Total liabilities	$28	$39
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
The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers. CMS Energy’s maximum risk exposure to these partnerships is generally limited to its investment in the partnerships, which is included in investments on its consolidated balance sheets in the amount of $72 million at March 31, 2023 and $71 million at December 31, 2022.
12:    Exit Activities
Under its Clean Energy Plan, Consumers will retire the D.E. Karn coal-fueled electric generating units in May 2023 and the J.H. Campbell coal-fueled generating units in 2025. Consumers has announced retention incentive programs to ensure necessary staffing at both locations through the anticipated retirements. The aggregate cost of the D.E. Karn program through 2022 was $31 million, and Consumers expects to recognize an additional $2 million of retention benefit costs in the first half of 2023. The aggregate cost of the J.H. Campbell program through 2025 is estimated to be $50 million. The MPSC has approved deferred accounting treatment for these costs; this expense will be deferred as a regulatory asset.
As of March 31, 2023, the cumulative cost incurred and charged to expense related to the D.E. Karn retention incentive program was $16 million. Additionally, an amount of $4 million has been capitalized as a cost of plant, property, and equipment and an amount of $12 million has been deferred as a regulatory asset. The cumulative cost incurred and deferred as a regulatory asset related to the J.H. Campbell retention incentive program was $24 million.

Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
Three Months Ended March 31	2023	2022
Retention benefit liability at beginning of period	$21	$14
Costs deferred as a regulatory asset	5	1
Retention benefit liability at the end of the period[1]	$26	$15
1Includes current portion of other liabilities of $16 million at March 31, 2023 and $5 million at March 31, 2022.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations for CMS Energy and Consumers is contained in Part I—Item 1. Financial Statements—MD&A, which is incorporated by reference herein.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risk as previously disclosed in Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2022 Form 10‑K.
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
Part II—Other Information
Item 1.    Legal Proceedings
CMS Energy, Consumers, and certain of their affiliates are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Part I—Item 3. Legal Proceedings of the 2022 Form 10‑K, see Part I—Item 1. Financial Statements—Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in Part I—Item 1A. Risk Factors in the 2022 Form 10-K, which Risk Factors are incorporated herein by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2023 to January 31, 2023	54,742	$63.91	—	—
February 1, 2023 to February 28, 2023	88	61.97	—	—
March 1, 2023 to March 31, 2023	59,363	57.96	—	—
Total	114,193	$60.82	—	—
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
147th Supplemental Indenture dated as of January 10, 2023 between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed January 10, 2023 and incorporated herein by reference)

4.2	—
148th Supplemental Indenture dated as of February 23, 2023 between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed February 23, 2023 and incorporated herein by reference)

10.1	—	Bond Purchase Agreement dated as of January 12, 2023 between Consumers and each of the Purchasers named therein (Exhibit 10.1 to Form 8-K filed January 12, 2023 and incorporated herein by reference)
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits		Description
101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase
104	—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION

Dated: April 27, 2023	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: April 27, 2023	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer