Form 10-Q
period 2023-06-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2023-07-27
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 10, 2023:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	291,726,672
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Report on Form 10‑Q to the Securities and Exchange Commission for the Period Ended June 30, 2023

Glossary
Certain terms used in the text and financial statements are defined below.

2016 Energy Law
Michigan’s Public Acts 341 and 342 of 2016

2022 Form 10‑K
Each of CMS Energy’s and Consumers’ Annual Report on Form 10‑K for the year ended December 31, 2022

3G
Third generation technology

4G
Fourth generation technology

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

CFO
Chief Financial Officer

Clean Air Act
Federal Clean Air Act of 1963, as amended

Clean Energy Plan
Consumers’ long-term strategy for delivering clean, reliable, resilient, and affordable energy to its customers; this plan was originally outlined and approved in Consumers’ 2018 integrated resource plan and subsequently updated and approved through its 2021 integrated resource plan

Clean Water Act
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

CMS Land
CMS Land Company, a wholly owned subsidiary of CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

Consumers
Consumers Energy Company and its consolidated subsidiaries, unless otherwise noted; a wholly owned subsidiary of CMS Energy

Covert Generating Facility
A 1,200-MW natural gas-fueled generating unit that was acquired by Consumers in May 2023 from New Covert Generating Company, LLC, a non-affiliated company

Craven
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

Endangered Species Act
Endangered Species Act of 1973

energy waste reduction
The reduction of energy consumption through energy efficiency and demand-side energy conservation, as established under the 2016 Energy Law

EPA
U.S. Environmental Protection Agency

EPS
Earnings per share

Exchange Act
Securities Exchange Act of 1934

Federal Power Act
Federal Power Act of 1920

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

Migratory Bird Treaty Act
Migratory Bird Treaty Act of 1918

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
Michigan Public Service Commission

MW
Megawatt, a unit of power equal to one million watts

NAAQS
National Ambient Air Quality Standards

Natural Gas Act
Natural Gas Act of 1938

Newport Solar Holdings
Newport Solar Holdings III, LLC, a wholly owned subsidiary of Grand River Solar, LLC, a wholly owned subsidiary of NorthStar Clean Energy

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
Variable interest entity

Wolverine Power
Wolverine Power Supply Cooperative, Inc., a non-affiliated company

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
This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2022 Form 10‑K.
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
•the impact and effect of recent events, such as worsening trade relations and geopolitical tensions with China, and the responses to these events, and related economic disruptions including, but not limited to, labor shortages, inflation, and supply chain disruptions
•the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities
•changes in the performance of or regulations applicable to MISO, Michigan Electric Transmission Company, LLC (a non‑affiliated company), pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, the Public Utility Regulatory Policies Act of 1978, infrastructure integrity or security, cybersecurity, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, health care reforms (including comprehensive health care reform enacted in 2010), taxes, accounting matters, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting, disrupting, interrupting, or otherwise impacting facilities, utility infrastructure, operations, or backup systems, such as costs and availability of personnel, equipment, and materials; weather and climate, including catastrophic weather-related damage and extreme temperatures; natural disasters; fires; smoke; scheduled or unscheduled equipment outages; maintenance or repairs; contractor performance; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; changes in trade policies or regulations; accidents; explosions; physical disasters; global pandemics; cyber incidents; vandalism; war or terrorism; and the ability to obtain or maintain insurance coverage for these events
•the ability of CMS Energy and Consumers to execute cost-reduction strategies
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before agencies such as EGLE, the EPA, FERC, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ coal ash management or routine maintenance, repair, and replacement classification under New Source Review, a construction-permitting program under the Clean Air Act
•changes in energy markets, including availability, price, and seasonality of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates
•the potential effects on the credit and capital markets of the transition from LIBOR to an alternative reference interest rate, including SOFR, which may perform differently than LIBOR and could result in increased interest rate expense

•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, increased use of self-generation including distributed generation, energy waste reduction, or energy storage
•loss of customer demand for natural gas due to alternative technologies or fuels
•restricted ability to construct natural gas infrastructure due to environmental regulations or other governmental action
•ability of Consumers to meet increased renewable energy demand due to customers seeking to meet their own sustainability goals in a timely and cost-efficient manner
•the reputational or other impact on CMS Energy and Consumers of the failure to achieve greenhouse gas reduction goals related to reducing their impact on climate change
•adverse consequences of employee, director, or third‑party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the implementation of the Clean Energy Plan, including any action by a regulatory authority or other third party to prohibit, delay, or impair the implementation of the Clean Energy Plan
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, community opposition, and government approvals

•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions
•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyberattack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on information technology backup or disaster recovery systems
•technological developments in energy production, storage, delivery, usage, and metering
•the ability to implement technology successfully
•the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections
•adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions
•the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements
•the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, and other events
•restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances
•earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts
•changes in financial or regulatory accounting principles or policies (e.g., the adoption of the hypothetical liquidation at book value method of accounting for certain non‑regulated renewable energy projects)
•other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents
All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Part I—Item 1. Financial Statements—MD&A—Outlook and Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments; and Part I—Item 1A. Risk Factors in the 2022 Form 10‑K.

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
The Clean Energy Plan outlines Consumers’ long-term strategy for delivering clean, reliable, resilient, and affordable energy to its customers, including plans to:
•end the use of coal-fueled generation in 2025, 15 years sooner than initially planned
•purchase the Covert Generating Facility, a natural gas-fueled generating unit with 1,200 MW of nameplate capacity, allowing Consumers to continue to provide controllable sources of electricity to customers; this purchase was completed in May 2023
•solicit up to 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025
•expand its investment in renewable energy, adding nearly 8,000 MW of solar generation by 2040
Under the Clean Energy Plan, Consumers earns a return equal to its weighted-average cost of capital on payments made under new competitively bid PPAs with non‑affiliated entities approved by the MPSC.

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

14%
12%
11%
26%
18%
8%
11%
30%
13%
9%
7%
31%
10%
43%
14%
9%
6%
19%
9%
50%
15%
11%
3%
21%
61%
15%
11%
3%
10%
2021
2025
2030
2035
2040
Renewable energy[1]
Energy waste reduction
Energy storage
One-time solicitation[2]
Natural gas
Coal
Nuclear
Oil/gas

1    Does not include RECs.
2    These amounts and fuel sources will vary and are dependent on a one‑time competitive solicitation to acquire up to 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025.
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
For the six months ended June 30, 2023, CMS Energy’s net income available to common stockholders was $397 million, and diluted EPS were $1.36. This compares with net income available to common stockholders of $496 million and diluted EPS of $1.71 for the six months ended June 30, 2022. In 2023, lower gas and electric sales due primarily to unfavorable weather and higher service restoration costs, were partially offset by gas and electric rate increases and a gain on the extinguishment of debt. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
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

•committed to power over 1,200 Michigan public buildings with 100‑percent clean energy
•reached an agreement with General Motors Company, a non‑affiliated company, to power all of its auto plants served by Consumers with 100‑percent clean energy
•announced the “Clean Air” program for residential and business customers who want to offset carbon emissions from their natural gas use and help protect the planet’s atmosphere
•installed five new units at the Freedom Compressor Station, continuing progress toward achieving Consumers’ Natural Gas Delivery Plan, making its gas system even more safe, reliable, affordable, and clean
•participated in the state’s economic development efforts that resulted in Gotion, Inc., a non‑affiliated global battery components producer, committing to construct a manufacturing facility in Big Rapids, Michigan
•received recognition by Forbes® as the #1 utility company in the U.S. for America’s Best Employers for Women, as well as a top company for America’s Best Employers for Diversity
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
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
Presented in the following illustration are planned capital expenditures of $15.5 billion that Consumers expects to make from 2023 through 2027:

Clean generation
$3.1 billion
Gas infrastructure
$6.3 billion
Electric distribution and other
$6.1 billion

Of this amount, Consumers plans to spend $12.4 billion over the next five years to primarily maintain and upgrade its gas infrastructure and electric distribution systems in order to enhance safety and reliability, improve customer satisfaction, reduce energy waste on those systems, and facilitate its clean energy transformation. The gas infrastructure projects comprise $6.3 billion to sustain deliverability, enhance pipeline integrity and safety, and reduce methane emissions. Electric distribution and other projects comprise $6.1 billion primarily to strengthen circuits and substations, replace poles, and interconnect clean energy resources. Consumers also expects to spend $3.1 billion on clean generation, which includes investments in wind, solar, and hydroelectric generation resources.
Regulation: Regulatory matters are a key aspect of Consumers’ business, particularly rate cases and regulatory proceedings before the MPSC, which permit recovery of new investments while helping to ensure that customer rates are fair and affordable. Important regulatory events and developments not already discussed are summarized below.
2022 Gas Rate Case: In December 2022, Consumers filed an application with the MPSC seeking an annual rate increase of $212 million, based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending September 30, 2024. In June 2023, Consumers reduced its requested annual rate increase to $175 million, based on a 10.25‑percent authorized return on equity. In July 2023, Consumers filed a settlement agreement reflecting an annual rate increase of $95 million, based on a 9.9‑percent authorized return on equity, effective October 1, 2023.
2023 Electric Rate Case: In May 2023, Consumers filed an application with the MPSC seeking a rate increase of $216 million, made up of two components. First, Consumers requested a $207 million annual rate increase, based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending February 28, 2025. The filing requested authority to recover costs related to new infrastructure investment primarily in distribution system reliability and cleaner energy resources. Second, Consumers requested approval of a surcharge for the recovery of $9 million of distribution investments made in 2022 that exceeded the rates authorized in accordance with the December 2021 electric rate order.
2022 Electric Rate Case: In January 2023, the MPSC approved a settlement agreement authorizing an annual rate increase of $155 million, based on a 9.9‑percent authorized return on equity. The MPSC also approved a surcharge for the recovery of $6 million of depreciation, property tax, and interest expense related to distribution investments made in 2021 that exceeded what was authorized in rates in accordance with the December 2020 electric rate order. The new rates became effective January 20, 2023.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Six Months Ended
June 30	2023	2022	Change	2023	2022	Change
Net Income Available to Common Stockholders	$195	$145	$50	$397	$496	$(99)
Basic Earnings Per Average Common Share	$0.67	$0.50	$0.17	$1.36	$1.71	$(0.35)
Diluted Earnings Per Average Common Share	$0.67	$0.50	$0.17	$1.36	$1.71	$(0.35)

In Millions
	Three Months Ended			Six Months Ended
June 30	2023	2022	Change	2023	2022	Change
Electric utility	$147	$140	$7	$217	$307	$(90)
Gas utility	23	36	(13)	177	252	(75)
NorthStar Clean Energy	3	7	(4)	10	15	(5)
Corporate interest and other	22	(38)	60	(7)	(78)	71
Net Income Available to Common Stockholders	$195	$145	$50	$397	$496	$(99)
Amounts in the following tables are presented pre-tax, with the exception of income tax changes.

Presented in the following table is a summary of changes to net income available to common stockholders for the three and six months ended June 30, 2023 versus 2022:

In Millions
	Three Months Ended		Six Months Ended
June 30, 2022		$145		$496
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$(26)		$(80)
Gas sales	(24)		(100)
Electric rate increase	55		73
Gas rate increase	29		98
Higher other income, net of expenses	12		17
Lower other maintenance and operating expenses	19		6
Lower (higher) service restoration costs	9		(58)
Higher interest charges	(32)		(55)
2023 voluntary separation program expenses	(28)		(28)
Higher depreciation and amortization	(12)		(20)
Higher property taxes, reflecting higher capital spending, and other	(8)		(18)
		$(6)		$(165)
NorthStar Clean Energy		(4)		(5)
Corporate interest and other		60		71
June 30, 2023		$195		$397

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three and six months ended June 30, 2023 versus 2022:

In Millions
	Three Months Ended		Six Months Ended
June 30, 2022		$140		$307
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$55		$73
Higher energy waste reduction program revenues	6		18
Lower revenue due primarily to unfavorable weather and sales mix	(26)		(73)
Lower other revenues	—		(7)
		$35		$11
Maintenance and other operating expenses
Lower distribution, transmission, and generation expenses	5		11
Lower (higher) service restoration costs	9		(58)
Higher energy waste reduction program costs	(6)		(18)
2023 voluntary separation program expenses	(17)		(17)
Lower mutual insurance distribution	—		(9)
Higher other maintenance and operating expenses	(4)		(12)
		(13)		(103)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(9)		(9)
General taxes
Higher property taxes, reflecting higher capital spending, and other		(4)		(9)
Other income, net of expenses
Higher PSCR interest due primarily to 2022 underrecovery	6		8
Higher other income, net of expenses	6		9
		12		17
Interest charges		(20)		(32)
Income taxes
Lower (higher) electric utility pre-tax earnings	(1)		32
Deferred tax liability reversal[2]	—		9
Higher (lower) production tax credits	2		(6)
Lower other income taxes	5		—
		6		35
June 30, 2023		$147		$217
1For the three months ended June 30, deliveries to end-use customers were 8.9 billion kWh in 2023 and 9.1 billion kWh in 2022. For the six months ended June 30, deliveries to end-use customers were 17.7 billion kWh in 2023 and 18.3 billion kWh in 2022.
2See Note 7, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three and six months ended June 30, 2023 versus 2022:

In Millions
	Three Months Ended		Six Months Ended
June 30, 2022		$36		$252
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$29		$98
Higher energy waste reduction program revenues	4		8
Lower revenue due primarily to unfavorable weather	(25)		(103)
Higher other revenues	1		3
		$9		$6
Maintenance and other operating expenses
Absence of 2022 Ray Compressor Station impairment	10		10
Lower distribution, transmission, and compression expenses	6		9
2023 voluntary separation program expenses	(11)		(11)
Higher energy waste reduction program costs	(4)		(8)
Lower (higher) other maintenance and operating expenses	2		(3)
		3		(3)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(3)		(11)
General taxes
Higher property taxes, reflecting higher capital spending, and other		(4)		(9)
Other income, net of expenses
Higher non-operating retirement benefits expenses	(4)		(6)
Higher other income, net of expenses	4		6
		—		—
Interest charges		(12)		(23)
Income taxes
Lower gas utility pre-tax earnings	2		10
Deferred tax liability reversal[2]	—		4
Absence of 2022 accelerated tax amortizations[2]	(8)		(49)
		(6)		(35)
June 30, 2023		$23		$177
1For the three months ended June 30, deliveries to end-use customers were 49 bcf in 2023 and 51 bcf in 2022. For the six months ended June 30, deliveries to end-use customers were 168 bcf in 2023 and 191 bcf in 2022.
2See Note 7, Income Taxes.

NorthStar Clean Energy Results of Operations
Presented in the following table are the detailed changes to NorthStar Clean Energy’s net income available to common stockholders for the three and six months ended June 30, 2023 versus 2022:

In Millions
	Three Months Ended	Six Months Ended
June 30, 2022	$7	$15
Reason for the change
Higher earnings from renewable projects	$—	$3
Lower earnings at DIG due primarily to higher maintenance	(4)	(4)
Lower production tax credits	—	(4)
June 30, 2023	$3	$10
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed changes to corporate interest and other results for the three and six months ended June 30, 2023 versus 2022:

In Millions
	Three Months Ended	Six Months Ended
June 30, 2022	$(38)	$(78)
Reasons for the change
Gain on extinguishment of debt[1]	$84	$84
Higher interest earnings	4	6
Higher income tax expense due to higher pre-tax earnings	(24)	(11)
Higher interest charges	(5)	(5)
Higher (lower) discontinued operations	1	(3)
June 30, 2023	$22	$(7)
1See Note 3, Financings and Capitalization.

Cash Position, Investing, and Financing
At June 30, 2023, CMS Energy had $406 million of consolidated cash and cash equivalents, which included $17 million of restricted cash and cash equivalents. At June 30, 2023, Consumers had $116 million of consolidated cash and cash equivalents, which included $17 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the six months ended June 30, 2023 versus 2022:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2022	$1,059
Reasons for the change
Lower net income	$(103)
Non‑cash transactions[1]	(31)
Favorable impact of changes in core working capital,[2] due primarily to higher collections, higher prices on gas sold to customers, and lower prices on gas purchased in 2023	727
Favorable impact of changes in other assets and liabilities, due primarily to recovery in 2023 of 2022 power supply costs[3]	53
Six Months Ended June 30, 2023	$1,705
Consumers
Six Months Ended June 30, 2022	$1,159
Reasons for the change
Lower net income	$(157)
Non‑cash transactions[1]	36
Favorable impact of changes in core working capital,[2] due primarily to higher collections, higher prices on gas sold to customers, and lower prices on gas purchased in 2023	713
Favorable impact of changes in other assets and liabilities, due primarily to recovery in 2023 of 2022 power supply costs[3], offset partially by higher income tax payments to CMS Energy	8
Six Months Ended June 30, 2023	$1,759
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

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the six months ended June 30, 2023 versus 2022:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2022	$(1,139)
Reasons for the change
Higher capital expenditures	$(99)
Purchase of Covert Generating Facility[1]	(810)
Other investing activities, primarily absence of proceeds from sale of assets in 2022	(31)
Six Months Ended June 30, 2023	$(2,079)
Consumers
Six Months Ended June 30, 2022	$(1,094)
Reasons for the change
Higher capital expenditures	$(41)
Purchase of Covert Generating Facility[1]	(810)
Other investing activities, primarily absence of proceeds from sale of assets in 2022	(26)
Six Months Ended June 30, 2023	$(1,971)
1See Note 12, Transition Activities.

Financing Activities
Presented in the following table are specific components of net cash provided by (used in) financing activities for the six months ended June 30, 2023 versus 2022:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2022	$(300)
Reasons for the change
Higher debt issuances	$2,405
Higher debt retirements	(1,373)
Higher repayments of notes payable	(65)
Higher payments of dividends on common stock	(17)
Absence of proceeds from the sale of membership interest in VIE to tax equity investor in 2022	(49)
Higher contributions from noncontrolling interest	4
Other financing activities, primarily higher debt issuance costs, offset partially by the absence of a payment of a long-term contract liability	(7)
Six Months Ended June 30, 2023	$598
Consumers
Six Months Ended June 30, 2022	$(83)
Reasons for the change
Higher debt issuances	$1,520
Higher debt retirements	(1,300)
Higher repayments of notes payable	(65)
Lower repayments of borrowings from CMS Energy	291
Lower stockholder contribution from CMS Energy	(210)
Lower payments of dividends on common stock	128
Other financing activities, primarily higher debt issuance costs	(13)
Six Months Ended June 30, 2023	$268
Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Dividend Restrictions. During the six months ended June 30, 2023, Consumers paid $305 million in dividends on its common stock to CMS Energy.
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
CMS Energy has entered into forward sales transactions that it may either settle physically by issuing shares of its common stock at the then-applicable forward sale price specified by the agreement or settle net by delivering or receiving cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock. As of June 30, 2023, these contracts have an aggregate sales price of $441 million, maturing through December 2024. For more information on these forward sale contracts, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Issuance of Common Stock.
At June 30, 2023, CMS Energy had $529 million of its revolving credit facility available and Consumers had $1.3 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2023, there were no commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.
Certain of CMS Energy’s and Consumers’ credit agreements contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At June 30, 2023, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements. CMS Energy and Consumers were each in compliance with these covenants as of June 30, 2023, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to Capital[1]	< 0.70 to 1.0	0.59 to 1.0
Consumers
Debt to Capital[2]	< 0.65 to 1.0	0.49 to 1.0
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
The Clean Energy Plan was most recently revised and approved by the MPSC in June 2022. Under this plan, Consumers will eliminate the use of coal-fueled generation in 2025 and expects to meet 90 percent of its customers’ needs with clean energy sources by 2040. Specifically, the Clean Energy Plan provides for:
•the retirement of the D.E. Karn coal-fueled generating units, totaling 515 MW of nameplate capacity; these units closed in June 2023
•the retirement of the J.H. Campbell coal-fueled generating units, totaling 1,407 MW of nameplate capacity, in 2025
•the retirement of the D.E. Karn oil and gas-fueled generating units, totaling 1,219 MW of nameplate capacity, in 2031, the units’ original retirement date
The MPSC has authorized Consumers to issue securitization bonds to finance the recovery of and return on the D.E. Karn coal-fueled generating units. Additionally, the MPSC has authorized regulatory asset treatment for Consumers to recover the remaining book value of the J.H. Campbell coal-fueled generating units, as well as a 9.0‑percent return on equity, commencing in 2025.
Under the Clean Energy Plan, Consumers:
•purchased the Covert Generating Facility, a natural gas-fueled generating unit with 1,200 MW of nameplate capacity in Van Buren County, Michigan, for $810 million in May 2023
•conducted a one‑time competitive solicitation for and is evaluating the acquisition of up to 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025; of this amount, up to 500 MW could be from dispatchable sources
These actions are expected to help Consumers continue to provide controllable sources of electricity to customers while expanding its investment in renewable energy. The Clean Energy Plan forecasts renewable energy capacity levels of 30 percent in 2025, 43 percent in 2030, and 61 percent in 2040, including the addition of nearly 8,000 MW of solar generation. Additionally, Consumers plans to deploy battery storage beginning in 2024, with 75 MW of energy storage by 2027 and an additional 475 MW by 2040.

Under its Clean Energy Plan, Consumers bids new capacity competitively and will own and operate approximately 50 percent of new capacity, with the remainder being built and owned by third parties. Additionally, Consumers earns a return equal to its weighted-average cost of capital on payments made under new competitively bid PPAs with non‑affiliated entities approved by the MPSC.
As a result of requests for proposals, Consumers has entered into PPAs to purchase renewable capacity, energy, and RECs from solar generating facilities and build transfer agreements to purchase solar generating facilities. Presented in the following illustration is the aggregate renewable capacity that Consumers expects to add to its portfolio as a result of these agreements:

1250
1000
750
500
250
0
Capacity (MW)
2022
Actual
2023
2024
2025
PPA
Owned

In support of its Clean Energy Plan, Consumers issued a request for proposals in September 2022 to acquire up to 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025. Specifically, Consumers solicited offers to acquire 500 MW of capacity from dispatchable sources and 200 MW of capacity from intermittent resources and dispatchable, non‑intermittent clean capacity resources (including battery storage resources).
In March 2022, the U.S. Department of Commerce announced it is opening inquiries into whether manufacturers of solar modules that are produced in certain countries using supplies obtained from China are circumventing antidumping and countervailing duties which apply to Chinese modules. The U.S. Department of Commerce has made an initial determination that four manufacturers have circumvented tariffs. The remainder of this inquiry process is continuing, with a final ruling expected in August 2023. In June 2022, the Biden Administration paused for two years the imposition of duties that might result from the U.S. Department of Commerce’s pending inquiries. In addition, the Uyghur Forced Labor Prevention Act, which was enacted in 2021 and became effective in June 2022, along with an earlier withhold release order that U.S. Customs and Border Protection issued in 2021, restrict the importation of goods sourced from the Xinjiang region of China. Solar modules whose raw materials come from the Xinjiang region are a key focus of these import laws. Consumers continues to closely monitor these matters and their potential impacts on availability of solar modules and timing associated with pending and planned solar projects.

Renewable Energy Plan: Michigan has established a 15‑percent renewable portfolio standard. Under this standard, Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least 15 percent of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers has met the 15‑percent requirement and expects to continue meeting the requirement going forward with a combination of newly generated RECs and previously generated RECs carried over from prior years.
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
As part of this program, in March 2023, Consumers entered into a build transfer agreement for a 309‑MW solar generating facility to be constructed in Calhoun County, Michigan; the facility is targeted to be operational in 2025. The build transfer agreement is subject to MPSC approval.
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
•Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, electric vehicle adoption, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At June 30, 2023, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.9 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program.
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
MPSC Distribution System Audit: In October 2022, the MPSC ordered the state’s two largest electric utilities, including Consumers, to report on their compliance with regulations and past MPSC orders governing the utilities’ response to outages and downed lines. Also, the MPSC Staff was directed to engage a third‑party auditor to review all equipment and operations of the two utilities’ distribution systems.
Consumers has responded to the MPSC’s order and awaits further action by the MPSC. Consumers is committed to working with other state utilities, the third‑party auditor, and the MPSC to continue improving electric reliability and safety in Michigan. In March 2023, the MPSC Staff issued a request for proposal to engage a third‑party auditor and is expected to execute a contract by September 2023.
2023 Electric Rate Case: In May 2023, Consumers filed an application with the MPSC seeking a rate increase of $216 million, made up of two components. First, Consumers requested a $207 million annual rate increase, based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending February 28, 2025. The filing requested authority to recover costs related to new infrastructure investment primarily in distribution system reliability and cleaner energy resources. Second, Consumers requested approval of a surcharge for the recovery of $9 million of distribution investments made in 2022 that exceeded the rates authorized in accordance with the December 2021 electric rate order.
Presented in the following table are the components of the requested increase in revenue:

In Millions
Projected 12-Month Period Ending February 28	2025
Components of the requested rate increase
Investment in rate base	$118
Operating and maintenance costs	14
Sales and other revenue	(2)
Cost of capital	77
Subtotal	$207
Surcharge	9
Total	$216
Retention Incentive Program: Under its Clean Energy Plan, Consumers retired the D.E. Karn coal-fueled electric generating units in June 2023 and will retire the J.H. Campbell coal-fueled generating units in 2025. Consumers implemented retention incentive programs to ensure necessary staffing at both locations through retirement. The aggregate cost of the D.E. Karn program, which is now complete, was $32 million. The aggregate cost of the J.H. Campbell program through 2025 is estimated to be $50 million; Consumers expects to recognize $16 million of retention benefit costs in 2023. The MPSC has approved deferred accounting treatment for these costs; these expenses are deferred as a regulatory asset. For additional details on these programs, see Notes to the Unaudited Consolidated Financial Statements—Note 12, Transition Activities.
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
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In June 2023, the EPA published the

“Good Neighbor Plan,” a revision to CSAPR. This regulation establishes allowance budgets for electric generating units in 22 states, including Michigan, between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. Consumers’ initial evaluation of this regulation indicates that it will have minimal financial and operational impact in the near term. Additionally, Consumers does not expect any major financial and operational impact in the long term. However, due to the dynamic nature of this regulation, it is difficult to forecast the long-term impact.
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify power plants and other emission sources in areas of the country that do not meet the ozone standard. As of May 2023, three counties in western Michigan have been designated as not meeting the ozone standard. None of Consumers’ fossil-fuel-fired generating units are located in these areas. Additionally, in January 2023, the EPA proposed lowering the NAAQS for particulate matter. Consumers will continue to monitor NAAQS rulemakings and evaluate potential impacts to its generating assets.
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
In May 2023, the EPA released its proposed rule to address greenhouse gas emissions from existing fossil-fuel-fired electric generating units. Under its Clean Energy Plan, Consumers will eliminate the use of coal-fueled generation in 2025. Therefore, this proposed rule will not materially impact Consumers over the remaining operating lives of these coal-fueled facilities. The proposed rule has requirements for existing natural gas-fueled facilities, however, that could have a material impact on Consumers’ natural gas-fueled facilities. The EPA is scheduled to finalize the rule in April 2024.
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
•arrange for alternative sources of supply
•purchase or build facilities that generate fewer emissions
•mothball or retire facilities that generate certain emissions
•pursue energy efficiency or demand response measures more swiftly
•take other steps to manage or lower the emission of greenhouse gases
Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
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
In recent years, the EPA and the U.S. Army Corps of Engineers have proposed changes to the scope of federal jurisdiction over bodies of water and to the frequency of dual jurisdiction in states with authority to regulate the same waters; Michigan is one such state. A 2022 rule changed the definition of “Waters of the United States,” which defines the scope of waters protected under the Clean Water Act. Additionally, in May 2023, the U.S. Supreme Court issued a decision reducing the scope of “Waters of the United States.” Consumers does not expect adverse changes to its environmental strategy as a result of the current interpretations and court decision.
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
Statutes like the federal Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act of 1940 may impact operations at Consumers’ facilities. In 2021, the U.S. Fish and Wildlife Service announced its intent to regulate incidental take under the Migratory Bird Treaty Act. Any resulting permitting and monitoring fees and/or restrictions on operations could impact Consumers’ existing and future operations, including wind and solar generation facilities.
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
2022 Gas Rate Case: In December 2022, Consumers filed an application with the MPSC seeking an annual rate increase of $212 million, based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending September 30, 2024. In June 2023, Consumers reduced its requested annual rate increase to $175 million, based on a 10.25‑percent authorized return on equity. In July 2023, Consumers filed a settlement agreement reflecting an annual rate increase of $95 million, based on a 9.9‑percent authorized return on equity, effective October 1, 2023.
The settlement agreement also authorizes the use of a cost deferral mechanism that will allow Consumers to defer for future recovery or refund pension and OPEB expense above the amounts used to set existing rates.
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
In June 2023, the EPA published the “Good Neighbor Plan,” a revision to CSAPR that impacts Michigan. This regulation will reduce interstate air pollution transport issues that EPA modeling suggests contribute to downwind states attaining or maintaining compliance with the NAAQS for ozone. While prior CSAPR regulations focused only on electric generating units, this latest rule includes other emission sources, including engines at natural gas compressor stations. Compliance with new NOx emission limits is required by May 2026, unless the EPA approves an extension. Consumers expects to incur costs to retrofit or replace equipment at some of its compressor stations.
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify natural gas compressor stations and other emission sources in areas of the country that do not meet the ozone standard. As of May 2023, three counties in western Michigan have been designated as not meeting the ozone standard. One of Consumers’ compressor stations is located in an ozone nonattainment area. Consequently, Consumers has initiated plans to retrofit equipment at this compressor station in order to lower NOx emissions and comply with this standard. Additionally, in January 2023, the EPA proposed lowering the NAAQS for particulate matter. Consumers will continue to monitor NAAQS rulemakings and evaluate potential impacts to its compressor stations and other applicable natural gas storage and delivery assets.
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
In March 2022, Consumers also announced a net-zero greenhouse gas emissions target for its entire natural gas system by 2050. This includes suppliers and customers, and has an interim goal of reducing customer emissions by 20 percent by 2030. Consumers’ Natural Gas Delivery Plan, a 10‑year strategic investment plan to deliver safe, reliable, clean, and affordable natural gas to customers, outlines ways in which Consumers can make early progress toward these goals in a cost-effective manner, including energy waste reduction or energy efficiency, carbon offsets, and renewable natural gas supply.
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
In May 2023, NorthStar Clean Energy executed agreements to sell a Class A membership interest in Newport Solar Holdings to tax equity investors for $86 million. This transaction will close upon the commercial operation of Newport Solar, LLC, a 180‑MW solar generation project located in Jackson County, Arkansas, which will be owned by Newport Solar Holdings. The project is expected to become operational in the third quarter of 2023. All of the project’s nameplate capacity has been committed under a 15‑year PPA. NorthStar Clean Energy will retain a Class B membership interest in Newport Solar Holdings. Earnings, tax attributes, and cash flows generated by Newport Solar Holdings will be allocated among and distributed to the membership classes in accordance with the ratios specified in the associated limited liability company operating agreement; these ratios change over time and are not representative of the ownership interest percentages of each membership class.
NorthStar Clean Energy’s operations may be subject to various federal, state, and local environmental laws and regulations. Multiple environmental laws and regulations are subject to litigation. NorthStar Clean Energy’s primary environmental compliance focus includes, but is not limited to, the following matters.
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In June 2023, the EPA published the “Good Neighbor Plan,” a revision to CSAPR. This regulation establishes allowance budgets for electric generating units in 22 states, including Michigan, between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. NorthStar Clean Energy is evaluating this rule and its impact on NorthStar Clean Energy’s emission sources and may incur costs in allowance purchases or equipment retrofits.
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify power plants and other emission sources in areas of the country that do not meet the ozone standard. As of

May 2023, three counties in western Michigan have been designated as not meeting the ozone standard. None of NorthStar Clean Energy’s facilities are located in the nonattainment counties.
In May 2023, the EPA released its proposed rule to address greenhouse gas emissions from existing fossil-fuel-fired and natural gas-fueled electric generating units. This proposed regulation could have a material financial and operational impact on NorthStar Clean Energy, if the regulation ultimately applies to its facilities. The EPA is scheduled to finalize the rule in April 2024.
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
For additional details regarding the ozone NAAQS or CSAPR rule, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
Trends, uncertainties, and other matters related to NorthStar Clean Energy that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•investment in and financial benefits received from renewable energy and energy storage projects
•changes in energy and capacity prices
•severe weather events and climate change associated with increasing levels of greenhouse gases
•changes in commodity prices on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings
•changes in various environmental laws, regulations, principles, or practices, or in their interpretation
•indemnity obligations assumed in connection with ownership interests in facilities that involve tax equity financing
•representations, warranties, and indemnities provided by CMS Energy in connection with sales of assets
•delays or difficulties in obtaining environmental permits for facilities located in areas associated with environmental justice concerns
In March 2022, the U.S. Department of Commerce announced it is opening inquiries into whether manufacturers of solar modules that are produced in certain countries using supplies obtained from China are circumventing antidumping and countervailing duties which apply to Chinese modules. The U.S. Department of Commerce has made an initial determination that four manufacturers have circumvented tariffs. The remainder of this inquiry process is continuing, with a final ruling expected in August 2023. In June 2022, the Biden Administration paused for two years the imposition of duties that might result from the U.S. Department of Commerce’s pending inquiries. In addition, the Uyghur Forced Labor Prevention Act, which was enacted in 2021 and became effective in June 2022, along with an earlier withhold release order that U.S. Customs and Border Protection issued in 2021, restrict the importation of goods sourced from the Xinjiang region of China. Solar modules whose raw materials come from the Xinjiang region are a key focus of these import laws. CMS Energy continues to closely monitor these matters and their potential impacts on availability of solar modules and timing associated with pending and planned solar projects.
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
Employee Separation Program: In April 2023, CMS Energy and Consumers announced a voluntary separation program for non‑union employees. For the three months ended June 30, 2023, CMS Energy and Consumers recorded a pre-tax charge of $28 million related to the program, under which more than 400 employees were approved for and accepted early separation. CMS Energy and Consumers expect to record an additional pre-tax charge of $6 million related to the program in the third quarter of 2023.
New Accounting Standards
There are no new accounting standards issued but not yet effective that are expected to have a material impact on CMS Energy’s or Consumers’ consolidated financial statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2023	2022	2023	2022
Operating Revenue	$1,555	$1,920	$3,839	$4,294
Operating Expenses
Fuel for electric generation	110	241	247	408
Purchased and interchange power	342	483	683	938
Purchased power – related parties	17	18	36	35
Cost of gas sold	84	216	631	684
Maintenance and other operating expenses	406	392	837	726
Depreciation and amortization	255	242	608	587
General taxes	97	89	239	221
Total operating expenses	1,311	1,681	3,281	3,599
Operating Income	244	239	558	695
Other Income (Expense)
Non-operating retirement benefits, net	45	52	90	100
Other income	103	2	118	6
Other expense	(2)	(11)	(6)	(15)
Total other income	146	43	202	91
Interest Charges
Interest on long-term debt	152	122	296	243
Interest expense – related parties	3	3	6	6
Other interest expense	6	1	6	2
Allowance for borrowed funds used during construction	(1)	—	(1)	(1)
Total interest charges	160	126	307	250
Income Before Income Taxes	230	156	453	536
Income Tax Expense	41	14	70	53
Income From Continuing Operations	189	142	383	483
Income From Discontinued Operations, Net of Tax of $—, $—, $—, and $1	1	—	1	4
Net Income	190	142	384	487
Loss Attributable to Noncontrolling Interests	(8)	(6)	(18)	(14)
Net Income Attributable to CMS Energy	198	148	402	501
Preferred Stock Dividends	3	3	5	5
Net Income Available to Common Stockholders	$195	$145	$397	$496

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2023	2022	2023	2022
Basic Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$0.67	$0.50	$1.36	$1.70
Income from discontinued operations per average common share available to common stockholders	—	—	—	0.01
Basic earnings per average common share	$0.67	$0.50	$1.36	$1.71
Diluted Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$0.67	$0.50	$1.36	$1.70
Income from discontinued operations per average common share available to common stockholders	—	—	—	0.01
Diluted earnings per average common share	$0.67	$0.50	$1.36	$1.71
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2023	2022	2023	2022
Net Income	$190	$142	$384	$487
Retirement Benefits Liability
Net gain arising during the period, net of tax of $—, $—, $—, and $1	—	—	1	2
Amortization of net actuarial loss, net of tax of $—, $1, $—, and $1	1	1	1	2
Amortization of prior service credit, net of tax of $— for all periods	(1)	—	(1)	—
Derivatives
Unrealized gain on derivative instruments, net of tax of $—, $—, $—, and $1	—	—	—	2
Reclassification adjustments included in net income, net of tax of $— for all periods	—	1	—	1
Other Comprehensive Income	—	2	1	7
Comprehensive Income	190	144	385	494
Comprehensive Loss Attributable to Noncontrolling Interests	(8)	(6)	(18)	(14)
Comprehensive Income Attributable to CMS Energy	$198	$150	$403	$508
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2023	2022
Cash Flows from Operating Activities
Net income	$384	$487
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	608	587
Deferred income taxes and investment tax credits	71	39
Other non‑cash operating activities and reconciling adjustments	(122)	(38)
Changes in assets and liabilities
Accounts receivable and accrued revenue	474	(80)
Inventories	236	(179)
Accounts payable and accrued rate refunds	(189)	53
Other current assets and liabilities	92	117
Other non‑current assets and liabilities	151	73
Net cash provided by operating activities	1,705	1,059
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,187)	(1,088)
Covert Generating Facility acquisition	(810)	—
Cost to retire property and other investing activities	(82)	(51)
Net cash used in investing activities	(2,079)	(1,139)
Cash Flows from Financing Activities
Proceeds from issuance of debt	2,405	—
Retirement of debt	(1,465)	(92)
Increase (decrease) in notes payable	(20)	45
Issuance of common stock	7	7
Payment of dividends on common and preferred stock	(290)	(273)
Proceeds from the sale of membership interest in VIE to tax equity investor	—	49
Contribution from noncontrolling interest	6	2
Other financing costs	(45)	(38)
Net cash provided by (used in) financing activities	598	(300)
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	224	(380)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	182	476
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$406	$96
Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$241	$162

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2023	December 31 2022
Current Assets
Cash and cash equivalents	$389	$164
Restricted cash and cash equivalents	17	18
Accounts receivable and accrued revenue, less allowance of $27 in both periods	708	1,564
Accounts receivable – related parties	13	16
Inventories at average cost
Gas in underground storage	570	840
Materials and supplies	244	212
Generating plant fuel stock	73	65
Deferred property taxes	282	384
Regulatory assets	182	57
Prepayments and other current assets	125	113
Total current assets	2,603	3,433
Plant, Property, and Equipment
Plant, property, and equipment, gross	31,592	30,491
Less accumulated depreciation and amortization	8,736	8,960
Plant, property, and equipment, net	22,856	21,531
Construction work in progress	1,408	1,182
Total plant, property, and equipment	24,264	22,713
Other Non‑current Assets
Regulatory assets	3,807	3,595
Accounts receivable	24	23
Investments	72	71
Postretirement benefits	1,274	1,208
Other	221	310
Total other non‑current assets	5,398	5,207
Total Assets	$32,265	$31,353

LIABILITIES AND EQUITY
In Millions
	June 30 2023	December 31 2022
Current Liabilities
Current portion of long-term debt and finance leases	$1,132	$1,099
Notes payable	—	20
Accounts payable	752	928
Accounts payable – related parties	7	8
Accrued rate refunds	21	—
Accrued interest	145	122
Accrued taxes	405	538
Regulatory liabilities	88	104
Other current liabilities	187	166
Total current liabilities	2,737	2,985
Non‑current Liabilities
Long-term debt	13,925	13,122
Non-current portion of finance leases	65	68
Regulatory liabilities	3,922	3,796
Postretirement benefits	106	108
Asset retirement obligations	759	746
Deferred investment tax credit	127	129
Deferred income taxes	2,503	2,407
Other non‑current liabilities	415	397
Total non‑current liabilities	21,822	20,773
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 291.7 shares in 2023 and 291.3 shares in 2022	3	3
Other paid-in capital	5,506	5,490
Accumulated other comprehensive loss	(51)	(52)
Retained earnings	1,463	1,350
Total common stockholders’ equity	6,921	6,791
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	7,145	7,015
Noncontrolling interests	561	580
Total equity	7,706	7,595
Total Liabilities and Equity	$32,265	$31,353
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2023	2022	2023	2022
Total Equity at Beginning of Period	$7,652	$7,405	$7,595	$7,188
Common Stock
At beginning and end of period	3	3	3	3
Other Paid-in Capital
At beginning of period	5,494	5,406	5,490	5,406
Common stock issued	12	11	23	21
Common stock repurchased	—	—	(7)	(10)
At end of period	5,506	5,417	5,506	5,417
Accumulated Other Comprehensive Loss
At beginning of period	(51)	(54)	(52)	(59)
Retirement benefits liability
At beginning of period	(51)	(53)	(52)	(56)
Net gain arising during the period	—	—	1	2
Amortization of net actuarial loss	1	1	1	2
Amortization of prior service credit	(1)	—	(1)	—
At end of period	(51)	(52)	(51)	(52)
Derivative instruments
At beginning of period	—	(1)	—	(3)
Unrealized gain on derivative instruments	—	—	—	2
Reclassification adjustments included in net income	—	1	—	1
At end of period	—	—	—	—
At end of period	(51)	(52)	(51)	(52)
Retained Earnings
At beginning of period	1,410	1,275	1,350	1,057
Net income attributable to CMS Energy	198	148	402	501
Dividends declared on common stock	(142)	(134)	(284)	(267)
Dividends declared on preferred stock	(3)	(3)	(5)	(5)
At end of period	1,463	1,286	1,463	1,286
Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning and end of period	224	224	224	224
Noncontrolling Interests
At beginning of period	572	551	580	557
Sale of membership interest in VIE to tax equity investor	—	49	—	49
Contribution from noncontrolling interest	—	—	6	2
Loss attributable to noncontrolling interests	(8)	(6)	(18)	(14)
Distributions and other changes in noncontrolling interests	(3)	(1)	(7)	(1)
At end of period	561	593	561	593
Total Equity at End of Period	$7,706	$7,471	$7,706	$7,471

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2023	2022	2023	2022
Dividends declared per common share	$0.4875	$0.4600	$0.9750	$0.9200
Dividends declared per preferred stock Series C depositary share	$0.2625	$0.2625	$0.5250	$0.5250
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2023	2022	2023	2022
Operating Revenue	$1,485	$1,802	$3,695	$4,085
Operating Expenses
Fuel for electric generation	85	173	183	297
Purchased and interchange power	326	468	660	905
Purchased power – related parties	17	18	36	35
Cost of gas sold	83	213	629	678
Maintenance and other operating expenses	380	370	789	683
Depreciation and amortization	245	233	589	569
General taxes	94	86	233	215
Total operating expenses	1,230	1,561	3,119	3,382
Operating Income	255	241	576	703
Other Income (Expense)
Non-operating retirement benefits, net	42	49	85	94
Other income	15	4	27	8
Other expense	(1)	(11)	(5)	(14)
Total other income	56	42	107	88
Interest Charges
Interest on long-term debt	101	75	200	150
Interest expense – related parties	4	3	7	6
Other interest expense	6	—	6	1
Allowance for borrowed funds used during construction	(1)	—	(1)	(1)
Total interest charges	110	78	212	156
Income Before Income Taxes	201	205	471	635
Income Tax Expense	34	32	72	79
Net Income	167	173	399	556
Preferred Stock Dividends	1	1	1	1
Net Income Available to Common Stockholder	$166	$172	$398	$555
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2023	2022	2023	2022
Net Income	$167	$173	$399	$556
Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $— for all periods	—	—	—	1
Other Comprehensive Income	—	—	—	1
Comprehensive Income	$167	$173	$399	$557
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2023	2022
Cash Flows from Operating Activities
Net income	$399	$556
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	589	569
Deferred income taxes and investment tax credits	73	55
Other non‑cash operating activities and reconciling adjustments	(35)	(33)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	453	(60)
Inventories	236	(178)
Accounts payable and accrued rate refunds	(170)	44
Other current assets and liabilities	75	146
Other non-current assets and liabilities	139	60
Net cash provided by operating activities	1,759	1,159
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,081)	(1,040)
Covert Generating Facility acquisition	(810)	—
Cost to retire property and other investing activities	(80)	(54)
Net cash used in investing activities	(1,971)	(1,094)
Cash Flows from Financing Activities
Proceeds from issuance of debt	1,520	—
Retirement of debt	(1,314)	(14)
Increase (decrease) in notes payable	(20)	45
Decrease in notes payable – related parties	(69)	(360)
Stockholder contribution	475	685
Payment of dividends on common and preferred stock	(306)	(434)
Other financing costs	(18)	(5)
Net cash provided by (used in) financing activities	268	(83)
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	56	(18)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	60	44
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$116	$26
Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$228	$155
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2023	December 31 2022
Current Assets
Cash and cash equivalents	$99	$43
Restricted cash and cash equivalents	17	17
Accounts receivable and accrued revenue, less allowance of $27 in both periods	686	1,524
Accounts and notes receivable – related parties	8	10
Inventories at average cost
Gas in underground storage	570	840
Materials and supplies	235	206
Generating plant fuel stock	70	59
Deferred property taxes	282	384
Regulatory assets	182	57
Prepayments and other current assets	107	96
Total current assets	2,256	3,236
Plant, Property, and Equipment
Plant, property, and equipment, gross	30,445	29,342
Less accumulated depreciation and amortization	8,550	8,791
Plant, property, and equipment, net	21,895	20,551
Construction work in progress	1,126	994
Total plant, property, and equipment	23,021	21,545
Other Non-current Assets
Regulatory assets	3,807	3,595
Accounts receivable	30	29
Accounts and notes receivable – related parties	97	99
Postretirement benefits	1,187	1,126
Other	190	286
Total other non-current assets	5,311	5,135
Total Assets	$30,588	$29,916

LIABILITIES AND EQUITY
In Millions
	June 30 2023	December 31 2022
Current Liabilities
Current portion of long-term debt and finance leases	$697	$1,000
Notes payable	—	20
Notes payable – related parties	6	75
Accounts payable	712	864
Accounts payable – related parties	15	15
Accrued rate refunds	21	—
Accrued interest	111	90
Accrued taxes	413	556
Regulatory liabilities	88	104
Other current liabilities	161	147
Total current liabilities	2,224	2,871
Non-current Liabilities
Long-term debt	9,456	9,192
Long-term debt – related parties	235	—
Non-current portion of finance leases	42	45
Regulatory liabilities	3,922	3,796
Postretirement benefits	78	79
Asset retirement obligations	735	722
Deferred investment tax credit	127	129
Deferred income taxes	2,682	2,585
Other non-current liabilities	364	342
Total non-current liabilities	17,641	16,890
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	7,759	7,284
Accumulated other comprehensive loss	(15)	(15)
Retained earnings	2,101	2,008
Total common stockholder’s equity	10,686	10,118
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	10,723	10,155
Total Liabilities and Equity	$30,588	$29,916
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2023	2022	2023	2022
Total Equity at Beginning of Period	$10,175	$9,838	$10,155	$9,279
Common Stock
At beginning and end of period	841	841	841	841
Other Paid-in Capital
At beginning of period	7,359	7,049	7,284	6,599
Stockholder contribution	400	235	475	685
At end of period	7,759	7,284	7,759	7,284
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(15)	(31)	(15)	(32)
Amortization of net actuarial loss	—	—	—	1
At end of period	(15)	(31)	(15)	(31)
Retained Earnings
At beginning of period	1,953	1,942	2,008	1,834
Net income	167	173	399	556
Dividends declared on common stock	(18)	(158)	(305)	(433)
Dividends declared on preferred stock	(1)	(1)	(1)	(1)
At end of period	2,101	1,956	2,101	1,956
Cumulative Preferred Stock
At beginning and end of period	37	37	37	37
Total Equity at End of Period	$10,723	$10,087	$10,723	$10,087
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
1:    Regulatory Matters
Regulatory matters are critical to Consumers. The Michigan Attorney General, ABATE, the MPSC Staff, residential customer advocacy groups, environmental organizations, and certain other parties typically participate in MPSC proceedings concerning Consumers, such as Consumers’ rate cases and PSCR and gas cost recovery processes. These parties often challenge various aspects of those proceedings, including the prudence of Consumers’ policies and practices, and seek cost disallowances and other relief. The parties also have appealed significant MPSC orders. Depending upon the specific issues, the outcomes of rate cases and proceedings, including judicial proceedings challenging MPSC orders or other actions, could negatively affect CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. Consumers cannot predict the outcome of these proceedings.
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
Voluntary Refund Mechanism: In December 2022, the MPSC issued an order authorizing Consumers to refund $22 million voluntarily to utility customers. In April 2023, the MPSC approved the refund of $5 million in the form of contributions to programs that assist vulnerable gas customers. In May 2023, the MPSC approved the refund of $9 million in the form of bill assistance to support vulnerable electric customers and the refund of $8 million in the form of incremental vegetation management.

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
Meter Investigation: In July 2023, the MPSC issued an order initiating an investigation into Consumers’ handling of malfunctioning meters and meters requiring transition from 3G to 4G technology, estimated billing, and new service installations. The order directed Consumers to provide information on such meters and their replacement, meter-reading performance, communications with customers and the MPSC regarding these issues, and other information. The MPSC directed the MPSC Staff to analyze this information and make recommendations by the end of September 2023. Consumers cannot predict the outcome of this matter, but it could be subject to regulatory penalties that have an adverse effect on Consumers’ results of operations, financial condition, or liquidity, and Consumers could be subject to increased regulatory scrutiny.
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
At June 30, 2023, CMS Energy had a recorded liability of $44 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $55 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2023 and in each of the next five years:

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates its liability for NREPA sites for which it can estimate a range of loss to be between $2 million and $4 million. At June 30, 2023, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates its share of the total liability for known CERCLA sites to be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At June 30, 2023, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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

Ludington Plant Overhaul Contract Dispute: Consumers and DTE Electric, co-owners of Ludington, are parties to a 2010 engineering, procurement, and construction agreement with TAES, under which TAES contracted to perform a major overhaul and upgrade of Ludington. The overhauled Ludington units are operational, but TAES’ work has been defective and non‑conforming. Consumers and DTE Electric have demanded that TAES provide a comprehensive plan to resolve quality control concerns, including adherence to its warranty commitments and other contractual obligations. Consumers and DTE Electric have taken extensive efforts to resolve these issues with TAES, including a formal demand to TAES’ parent, Toshiba Corporation, a non‑affiliated company, under a parent guaranty it provided in the contract. TAES has not provided a comprehensive plan or otherwise met its performance obligations.
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
In May 2023, the MPSC approved Consumers’ and DTE Electric’s jointly-filed request for authority to defer as a regulatory asset the costs associated with repairing or replacing the defective work performed by TAES while the litigation with TAES and Toshiba Corporation moves forward; such costs will be offset by potential future litigation proceeds received from TAES or Toshiba Corporation. Consumers and DTE Electric will have the opportunity to seek appropriate recovery and ratemaking treatment for amounts recorded as a regulatory asset following resolution of the litigation.
J.H. Campbell 3 Plant Retirement Contract Dispute: In May 2022, Consumers filed a complaint against Wolverine Power. in the Ottawa County Circuit Court and requested a ruling that Consumers has sole authority to decide to retire the J.H. Campbell 3 coal-fueled generating unit under the unit’s Joint Ownership and Operating Agreement. In July 2022, Wolverine Power filed an answer, affirmative defenses, and a counterclaim seeking approximately $37 million in damages allegedly caused by Consumers’ decision to retire the unit before the end of its useful life. In October 2022, the state circuit court judge found that Consumers may, in its sole discretion, retire the J.H. Campbell 3 coal-fueled generating unit, provided that Consumers continues to operate and make necessary improvements to the unit while the litigation concerning Wolverine Power’s claim for damages is pending. In May 2023, the circuit court judge issued an order granting Consumers’ Motion for Clarification confirming that Consumers may continue to operate and invest in J.H. Campbell 3 consistent with the May 2025 retirement date. Consumers believes Wolverine Power’s claim has no merit, but cannot predict the final impact or outcome on this matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s and Consumers’ financial condition, results of operations, or liquidity.
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

At June 30, 2023, Consumers had a recorded liability of $62 million for its remaining obligations for these sites. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2023 and in each of the next five years:

In Millions
	2023	2024	2025	2026	2027	2028
Consumers
Remediation and other response activity costs	$3	$2	$2	$6	$9	$23
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At June 30, 2023, Consumers had a regulatory asset of $103 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At June 30, 2023, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at June 30, 2023:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from sale of membership interests in VIEs[1]	various	indefinite	$308	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	154	2
Guarantee[3]	2011	indefinite	30	—
Consumers
Guarantee[3]	2011	indefinite	$30	$—
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

2These obligations arose from stock and asset sale agreements under which CMS Energy or a subsidiary of CMS Energy indemnified the purchaser for losses resulting from various matters, including claims related to taxes. The maximum obligation amount is mostly related to an Equatorial Guinea tax claim.
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

3:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long-term debt issuances during the six months ended June 30, 2023:

	Principal (In Millions)	Interest Rate (%)	Issuance Date	Maturity Date
CMS Energy, parent only
Convertible senior notes	$800	3.375	May 2023	May 2028
Total CMS Energy, parent only	$800
NorthStar Clean Energy, including subsidiaries
Term loan facility[1]	$85	variable	February 2023	December 2023
Total NorthStar Clean Energy, including subsidiaries	$85
Consumers
First mortgage bonds	$425	4.650	January 2023	March 2028
First mortgage bonds	700	4.625	February 2023	May 2033
First mortgage bonds	115	5.240	May 2023	May 2026
First mortgage bonds	50	5.070	May 2023	May 2029
First mortgage bonds	95	5.170	May 2023	May 2032
First mortgage bonds	140	5.380	May 2023	May 2037
Total Consumers	$1,525
Total CMS Energy	$2,410
1    In December 2022, a subsidiary of NorthStar Clean Energy entered into a $185 million unsecured term loan credit agreement. Under this credit agreement, a subsidiary of NorthStar Clean Energy borrowed $85 million in 2023. As of June 30, 2023, there was $185 million of loans outstanding bearing an interest rate of 6.102 percent under the unsecured term loan credit agreement.
Issuance of Convertible Senior Notes: In May 2023, CMS Energy issued an aggregate principal amount of $800 million convertible senior notes that bear an interest rate of 3.375 percent and mature in May 2028 unless redeemed, repurchased, or converted earlier. Unamortized debt costs associated with this issuance were $13 million at June 30, 2023. The convertible senior notes rank equal in right of payment to any of CMS Energy’s unsecured indebtedness that is not subordinated. There are no sinking fund requirements for the notes.
Holders of the convertible senior notes may convert their notes at their option in accordance with the conditions outlined in the related indenture. CMS Energy will settle conversions of the notes by paying cash up to the aggregate principal amount of the notes to be converted and paying or delivering, as the case may be, cash, shares of CMS Energy common stock, or a combination of cash and shares of CMS Energy common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted. The conversion rate for the notes is initially 13.5194 shares of common stock per $1,000 principal amount of notes which is equivalent to an initial conversion price of approximately $73.97 per share of common stock. The conversion rate will be subject to adjustment for anti-dilutive events and fundamental change and redemption provisions as described in the related indenture.
CMS Energy may redeem for cash all or any portion of the notes, at its option, on or after May 6, 2026 if the last reported sale price of its common stock has been at least 130 percent of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. Holders of the convertible senior notes may require CMS Energy to repurchase for cash all or any portion of their notes if a fundamental change, as outlined in the related indenture, occurs. In both cases, CMS Energy will redeem or repurchase the notes at a price equal to 100 percent of the principal amount of the notes to be redeemed or repurchased, plus accrued and unpaid interest.
Retirements: Presented in the following table is a summary of major long-term debt retirements during the six months ended June 30, 2023:

	Principal (In Millions)	Interest Rate (%)	Retirement Date	Maturity Date
Consumers
Term loan facility	$1,000	variable	February 2023	January 2024
First mortgage bonds	300	0.350	June 2023	June 2023
CMS Energy’s Purchase of Consumers’ First Mortgage Bonds: In May 2023, CMS Energy purchased the following Consumers’ first mortgage bonds for $150 million:

	Principal (In Millions)	Interest Rate (%)
First mortgage bonds due 2052	$88	2.650
First mortgage bonds due 2060	150	2.500
On a consolidated basis, CMS Energy’s repurchase of Consumers’ first mortgage bonds was accounted for as a debt extinguishment and resulted in a pre-tax gain of $84 million, which was recorded in other income on its consolidated statements of income.
Consumers’ outstanding debt held by its parent as a result of CMS Energy’s repurchase of Consumers’ first mortgage bonds was $235 million, net of unamortized discount and fees, which was recorded as long-term debt – related parties on Consumers’ consolidated balance sheet at June 30, 2023.
Credit Facilities: The following credit facilities with banks were available at June 30, 2023:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
December 14, 2027[1]	$550	$—	$21	$529
September 22, 2024	50	—	50	—
NorthStar Clean Energy, including subsidiaries
September 25, 2025[2]	$37	$—	$37	$—
Consumers[3]
December 14, 2027	$1,100	$—	$27	$1,073
November 18, 2024	250	—	27	223
1There were no borrowings under this facility during the six months ended June 30, 2023.
2This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding Aviator Wind Equity Holdings, see Note 11, Variable Interest Entities.

3Obligations under these facilities are secured by first mortgage bonds of Consumers. There were no borrowings under these facilities during the six months ended June 30, 2023.
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements. In March 2023, FERC granted Consumers the authority to issue securities between April 1, 2023 and March 31, 2025.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2023, there were no commercial paper notes outstanding under this program.
In December 2022, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million. At June 30, 2023, there were no outstanding borrowings under the agreement.
An unregulated subsidiary of Consumers entered into a short-term credit agreement with NorthStar Clean Energy, permitting it to borrow up to $40 million, from NorthStar Clean Energy, at an interest rate of one-month Term SOFR plus 1.750 percent. At June 30, 2023, outstanding borrowings under the agreement were $6 million bearing an interest rate of 6.924 percent.
Consumers’ Supplier Financing Program: Under a supplier financing program, Consumers agrees to pay a bank, acting as its payment agent, the stated amount of confirmed invoices from participating suppliers on the original maturity dates of the invoices. The supplier invoices that have been confirmed as valid under the program require payment in full within 60 days of the invoice date. Consumers does not provide collateral or a guarantee to the bank in support of its payment obligations under the agreement, nor does it pay a fee for the service. Consumers or the bank may terminate the supplier financing program agreement upon 30 days prior written notice to the other party. Amounts recorded as trade payables under the program in accounts payable on CMS Energy’s and Consumers’ consolidated balance sheets were $23 million at June 30, 2023 and less than $1 million at December 31, 2022.
Dividend Restrictions: At June 30, 2023, payment of dividends by CMS Energy on its common stock was limited to $6.9 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at June 30, 2023, Consumers had $2.0 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the six months ended June 30, 2023, Consumers paid $305 million in dividends on its common stock to CMS Energy.

Issuance of Common Stock: Presented in the following table are details of CMS Energy’s forward sales contracts under its equity offering program at June 30, 2023:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	June 30, 2023
August 3, 2022	December 31, 2024	2,944,207	$67.59	$68.23
August 24, 2022	December 31, 2024	1,677,938	69.46	70.18
August 29, 2022	December 31, 2024	1,783,388	68.18	68.84
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
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle or net cash settle the contracts as of June 30, 2023, CMS Energy would not have been required to deliver shares or pay cash.
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

In Millions
	CMS Energy, including Consumers		Consumers
	June 30 2023	December 31 2022	June 30 2023	December 31 2022
Assets[1]
Cash equivalents	$188	$—	$42	$—
Restricted cash equivalents	17	18	17	17
Nonqualified deferred compensation plan assets	28	24	20	18
Derivative instruments	5	2	4	2
Total assets	$238	$44	$83	$37
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$28	$24	$20	$18
Total liabilities	$28	$24	$20	$18
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

In Millions
	June 30, 2023					December 31, 2022
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$13	$13	$—	$—	$13	$14	$14	$—	$—	$14
Liabilities
Long-term debt[2]	15,051	13,638	1,076	10,389	2,173	14,212	12,384	987	8,741	2,656
Long-term payables[3]	14	14	—	—	14	9	7	—	—	7
Consumers
Assets
Long-term receivables[1]	$13	$13	$—	$—	$13	$14	$14	$—	$—	$14
Notes receivable – related party[4]	99	99	—	—	99	101	101	—	—	101
Liabilities
Long-term debt[5]	10,147	8,989	—	7,001	1,988	10,183	8,728	—	6,172	2,556
Long-term debt – related party	235	146	—	146	—	—	—	—	—	—
Long-term payables	6	6	—	—	6	—	—	—	—	—
1Includes current portion of long-term accounts receivable and notes receivable of $6 million at June 30, 2023 and $7 million at December 31, 2022.
2Includes current portion of long-term debt of $1,126 million at June 30, 2023 and $1,090 million at December 31, 2022.

3Includes current portion of long-term payables of $1 million at June 30, 2023 and $2 million at December 31, 2022.
4Includes current portion of notes receivable – related party of $7 million at June 30, 2023 and December 31, 2022.
5Includes current portion of long-term debt of $691 million at June 30, 2023 and $991 million at December 31, 2022.
Notes receivable – related party represents Consumers’ portion of the DB SERP demand note payable issued by CMS Energy to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028.
6:    Retirement Benefits
CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
June 30	2023	2022	2023	2022	2023	2022	2023	2022
CMS Energy, including Consumers
Net periodic credit
Service cost	$8	$11	$15	$23	$3	$5	$6	$9
Interest cost	26	20	53	38	11	7	22	14
Expected return on plan assets	(55)	(52)	(110)	(104)	(25)	(29)	(51)	(58)
Amortization of:
Net loss	3	10	6	27	3	1	6	1
Prior service cost (credit)	1	1	2	2	(11)	(14)	(21)	(26)
Settlement loss	3	2	5	4	—	—	—	—
Net periodic credit	$(14)	$(8)	$(29)	$(10)	$(19)	$(30)	$(38)	$(60)
Consumers
Net periodic credit
Service cost	$7	$11	$14	$23	$3	$5	$6	$9
Interest cost	26	20	51	36	10	7	21	14
Expected return on plan assets	(52)	(50)	(104)	(99)	(24)	(27)	(48)	(54)
Amortization of:
Net loss	2	9	5	25	3	—	6	—
Prior service cost (credit)	1	1	2	2	(10)	(13)	(20)	(25)
Settlement loss	3	2	5	4	—	—	—	—
Net periodic credit	$(13)	$(7)	$(27)	$(9)	$(18)	$(28)	$(35)	$(56)
In Consumers’ 2022 electric rate case, the MPSC approved a mechanism allowing Consumers to defer the future recovery or refund of pension and OPEB expenses above or below the amounts used to set existing rates, respectively, beginning in 2023. At June 30, 2023, CMS Energy, including Consumers, had deferred $6 million of pension credits and $12 million of OPEB costs under this mechanism.
7:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Six Months Ended June 30	2023	2022
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	2.6	5.5
Production tax credits	(4.4)	(5.1)
TCJA excess deferred taxes[2]	(4.0)	(7.2)
Accelerated flow-through of regulatory tax benefits[3]	—	(4.3)
Other, net	0.3	—
Effective tax rate	15.5%	9.9%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	2.4	5.2
Production tax credits	(4.1)	(3.8)
TCJA excess deferred taxes[2]	(3.6)	(6.0)
Accelerated flow-through of regulatory tax benefits[3]	—	(3.6)
Other, net	(0.4)	(0.4)
Effective tax rate	15.3%	12.4%
1CMS Energy initiated a plan to divest immaterial business activities in a non‑Michigan jurisdiction and will no longer have a taxable presence within that jurisdiction after 2023. As a result of these actions, CMS Energy reversed a $13 million non‑Michigan reserve, all of which was recognized at Consumers.
2In 2020, the MPSC authorized Consumers to accelerate the amortization of the gas portion of its regulatory liability associated with unprotected, non-property-related excess deferred income taxes resulting from the TCJA. This portion of the regulatory liability was fully amortized in 2022.
3In 2020, the MPSC authorized Consumers to accelerate the amortization of income tax benefits associated with the cost to remove gas plant assets. These tax benefits were fully amortized in 2022.

8:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2023	2022	2023	2022
Income available to common stockholders
Income from continuing operations	$189	$142	$383	$483
Less loss attributable to noncontrolling interests	(8)	(6)	(18)	(14)
Less preferred stock dividends	3	3	5	5
Income from continuing operations available to common stockholders – basic and diluted	$194	$145	$396	$492
Average common shares outstanding
Weighted-average shares – basic	290.9	289.5	290.8	289.4
Add dilutive nonvested stock awards	0.4	0.4	0.4	0.4
Add dilutive forward equity sale contracts	—	0.2	—	0.2
Weighted-average shares – diluted	291.3	290.1	291.2	290.0
Income from continuing operations per average common share available to common stockholders
Basic	$0.67	$0.50	$1.36	$1.70
Diluted	0.67	0.50	1.36	1.70
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

Convertible Securities
In May 2023, CMS Energy issued an aggregate principal amount of $800 million convertible senior notes. Potentially dilutive common shares issuable upon conversion of the convertible senior notes are determined using the if-converted method for calculating diluted earnings per share. Upon conversion, the convertible senior notes are required to be paid in cash with only amounts exceeding the principal permitted to be settled in shares. The convertible senior notes were anti-dilutive for the three and six months ended June 30, 2023. For further details on CMS Energy’s convertible senior notes, see Note 3, Financings and Capitalization.
9:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended June 30, 2023	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,115	$356	$—	$1,471
Other	—	—	43	43
Revenue recognized from contracts with customers	$1,115	$356	$43	$1,514
Leasing income	—	—	27	27
Financing income	3	1	—	4
Consumers alternative-revenue programs	10	—	—	10
Total operating revenue – CMS Energy	$1,128	$357	$70	$1,555
Consumers
Consumers utility revenue
Residential	$513	$229		$742
Commercial	393	68		461
Industrial	159	8		167
Other	50	51		101
Revenue recognized from contracts with customers	$1,115	$356		$1,471
Financing income	3	1		4
Alternative-revenue programs	10	—		10
Total operating revenue – Consumers	$1,128	$357		$1,485
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $16 million for the three months ended June 30, 2023.

In Millions
Three Months Ended June 30, 2022	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,322	$468	$—	$1,790
Other	—	—	52	52
Revenue recognized from contracts with customers	$1,322	$468	$52	$1,842
Leasing income	—	—	66	66
Financing income	2	2	—	4
Consumers alternative-revenue programs	1	7	—	8
Total operating revenue – CMS Energy	$1,325	$477	$118	$1,920
Consumers
Consumers utility revenue
Residential	$597	$309		$906
Commercial	420	99		519
Industrial	207	15		222
Other	98	45		143
Revenue recognized from contracts with customers	$1,322	$468		$1,790
Financing income	2	2		4
Alternative-revenue programs	1	7		8
Total operating revenue – Consumers	$1,325	$477		$1,802
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $53 million for the three months ended June 30, 2022.

In Millions
Six Months Ended June 30, 2023	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$2,204	$1,472	$—	$3,676
Other	—	—	86	86
Revenue recognized from contracts with customers	$2,204	$1,472	$86	$3,762
Leasing income	—	—	58	58
Financing income	5	4	—	9
Consumers alternative-revenue programs	10	—	—	10
Total operating revenue – CMS Energy	$2,219	$1,476	$144	$3,839
Consumers
Consumers utility revenue
Residential	$1,041	$1,005		$2,046
Commercial	740	315		1,055
Industrial	320	39		359
Other	103	113		216
Revenue recognized from contracts with customers	$2,204	$1,472		$3,676
Financing income	5	4		9
Alternative-revenue programs	10	—		10
Total operating revenue – Consumers	$2,219	$1,476		$3,695
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $38 million for the six months ended June 30, 2023.

In Millions
Six Months Ended June 30, 2022	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$2,560	$1,515	$—	$4,075
Other	—	—	85	85
Revenue recognized from contracts with customers	$2,560	$1,515	$85	$4,160
Leasing income	—	—	124	124
Financing income	5	4	—	9
Consumers alternative-revenue programs	1	—	—	1
Total operating revenue – CMS Energy	$2,566	$1,519	$209	$4,294
Consumers
Consumers utility revenue
Residential	$1,188	$1,049		$2,237
Commercial	804	320		1,124
Industrial	375	43		418
Other	193	103		296
Revenue recognized from contracts with customers	$2,560	$1,515		$4,075
Financing income	5	4		9
Alternative-revenue programs	1	—		1
Total operating revenue – Consumers	$2,566	$1,519		$4,085
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $97 million for the six months ended June 30, 2022.
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
CMS Energy and Consumers recorded uncollectible accounts expense of $8 million for the three months ended June 30, 2023 and $14 million for the three months ended June 30, 2022. CMS Energy and Consumers recorded uncollectible accounts expense of $17 million for the six months ended June 30, 2023 and $18 million for the six months ended June 30, 2022.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $339 million at June 30, 2023 and $663 million at December 31, 2022.
Alternative‑revenue Programs: Under a demand response incentive mechanism, Consumers earns a financial incentive when it meets demand response targets set by the MPSC. Consumers recognizes revenue related to this program once demand response incentive objectives are complete, the incentive amount is calculable, and the incentive revenue will be collected within a 24‑month period.
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

Presented in the following tables is financial information by segment:

In Millions
	Three Months Ended		Six Months Ended
June 30	2023	2022	2023	2022
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,128	$1,325	$2,219	$2,566
Gas utility	357	477	1,476	1,519
NorthStar Clean Energy	70	118	144	209
Total operating revenue – CMS Energy	$1,555	$1,920	$3,839	$4,294
Consumers
Operating revenue
Electric utility	$1,128	$1,325	$2,219	$2,566
Gas utility	357	477	1,476	1,519
Total operating revenue – Consumers	$1,485	$1,802	$3,695	$4,085
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$147	$140	$217	$307
Gas utility	23	36	177	252
NorthStar Clean Energy	3	7	10	15
Other reconciling items	22	(38)	(7)	(78)
Total net income available to common stockholders – CMS Energy	$195	$145	$397	$496
Consumers
Net income (loss) available to common stockholder
Electric utility	$147	$140	$217	$307
Gas utility	23	36	177	252
Other reconciling items	(4)	(4)	4	(4)
Total net income available to common stockholder – Consumers	$166	$172	$398	$555

In Millions
	June 30, 2023	December 31, 2022
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$18,615	$17,870
Gas utility[1]	11,795	11,443
NorthStar Clean Energy	1,154	1,148
Other reconciling items	28	30
Total plant, property, and equipment, gross – CMS Energy	$31,592	$30,491
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$18,615	$17,870
Gas utility[1]	11,795	11,443
Other reconciling items	35	29
Total plant, property, and equipment, gross – Consumers	$30,445	$29,342
CMS Energy, including Consumers
Total assets
Electric utility[1]	$18,889	$17,907
Gas utility[1]	11,552	11,873
NorthStar Clean Energy	1,536	1,464
Other reconciling items	288	109
Total assets – CMS Energy	$32,265	$31,353
Consumers
Total assets
Electric utility[1]	$18,949	$17,968
Gas utility[1]	11,597	11,918
Other reconciling items	42	30
Total assets – Consumers	$30,588	$29,916
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
Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
	June 30, 2023	December 31, 2022
Current
Cash and cash equivalents	$22	$28
Accounts receivable	4	7
Prepayments and other current assets	4	3
Non-current
Plant, property, and equipment, net	810	825
Total assets[1]	$840	$863
Current
Accounts payable	$7	$15
Non-current
Asset retirement obligations	24	24
Total liabilities	$31	$39
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
The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers. CMS Energy’s maximum risk exposure to these partnerships is generally limited to its investment in the partnerships, which is included in investments on its consolidated balance sheets in the amount of $72 million at June 30, 2023 and $71 million at December 31, 2022.
12:    Transition Activities
Asset Acquisition: In May 2023, Consumers purchased the Covert Generating Facility, a natural gas-fueled generating unit with 1,200 MW of nameplate capacity in Van Buren County, Michigan, for $810 million. Consumers accounted for the purchase as an asset acquisition, allocating the purchase price to the assets acquired and liabilities assumed based on their relative fair value. The original cost of the plant was $665 million and the seller had recognized $225 million of accumulated depreciation. Upon acquisition, Consumers recorded the net book value of $440 million and a plant acquisition adjustment of $370 million, resulting in an increase to plant, property, and equipment of $810 million.
Exit Activities: In accordance with its Clean Energy Plan, Consumers retired the D.E. Karn coal-fueled electric generating units in June 2023. In 2019, when the MPSC approved the retirement of these units, Consumers removed from total plant, property, and equipment an amount representing the projected remaining book value of the two coal-fueled electric generating units upon their retirement, and recorded it as a regulatory asset. As of June 30, 2023, Consumers has recorded a regulatory asset of $670 million representing the remaining book value of these units.
Through a 2020 securitization financing order, the MPSC authorized Consumers to issue securitization bonds in order to finance the recovery of the remaining book value of the two coal-fueled electric generating units upon their retirement. Until securitization, the book value of the generating units will remain in rate base and receive full regulatory returns in general rate cases.
Under its Clean Energy Plan, Consumers also plans to retire the J.H. Campbell coal-fueled generating units in 2025. In order to ensure necessary staffing at both D.E. Karn and J.H. Campbell through retirement, Consumers has implemented retention incentive programs. The aggregate cost of the D.E. Karn program, which is now complete, was $32 million. The aggregate cost of the J.H. Campbell program through 2025 is estimated to be $50 million. The MPSC has approved deferred accounting treatment for these costs; these expenses are deferred as a regulatory asset.
As of June 30, 2023, the cumulative cost incurred and charged to expense related to the D.E. Karn retention incentive program was $16 million. Additionally, an amount of $4 million has been capitalized as a cost of plant, property, and equipment and an amount of $12 million has been deferred as a regulatory asset. The cumulative cost incurred and deferred as a regulatory asset related to the J.H. Campbell retention incentive program was $28 million. The regulatory assets for both programs will be collected from customers over three years.
Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
	Six Months Ended
June 30	2023	2022
Retention benefit liability at beginning of period	$21	$14
Costs deferred as a regulatory asset[1]	10	3
Retention benefit liability at the end of the period[2]	$31	$17
1Includes $5 million for the three months ended June 30, 2023 and $2 million for the three months ended June 30, 2022.
2Includes current portion of other liabilities of $18 million at June 30, 2023 and $6 million at June 30, 2022.
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
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in Part I—Item 1A. Risk Factors in the 2022 Form 10‑K, which Risk Factors are incorporated herein by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2023 to April 30, 2023	182	$61.38	—	—
May 1, 2023 to May 31, 2023	—	—	—	—
June 1, 2023 to June 30, 2023	326	57.70	—	—
Total	508	$59.02	—	—
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

Exhibits		Description
4.1[1]	—	Indenture dated as of May 5, 2023 between CMS Energy and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed May 5, 2023 and incorporated herein by reference)
4.2	—	149th Supplemental Indenture dated as of May 30, 2023 between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed May 30, 2023 and incorporated herein by reference)
10.1[2]	—	Defined Contribution Supplemental Executive Retirement Plan, as amended and restated, effective July 1, 2023
10.2[2]	—	Form of Officer Separation Agreement as of July 2023
10.3[2]	—	Form of Change in Control Agreement as of July 2023
10.4	—	Amendment No. 1 dated as of May 31, 2023 to the Purchase and Sale Agreement, dated June 21, 2021 by and among Consumers and New Covert Generating Company, LLC
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits		Description
101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase
104	—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
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

CMS ENERGY CORPORATION

Dated: July 27, 2023	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: July 27, 2023	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer