Form 10-Q
period 2023-09-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2023-10-26
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 9, 2023:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	291,763,567
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Report on Form 10‑Q to the Securities and Exchange Commission for the Period Ended September 30, 2023

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

CMS Land
CMS Land Company, a wholly owned subsidiary of CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

Consumers
Consumers Energy Company and its consolidated subsidiaries, unless otherwise noted; a wholly owned subsidiary of CMS Energy

Covert Generating Facility
A 1,200-MW natural gas-fueled generation facility that was acquired by Consumers in May 2023 from New Covert Generating Company, LLC, a non-affiliated company

Craven
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

Endangered Species Act
Endangered Species Act of 1973, as amended

energy waste reduction
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

MATS
Mercury and Air Toxics Standards, which limit mercury, acid gases, and other toxic pollution from coal‑fueled and oil‑fueled power plants

MD&A
Management’s Discussion and Analysis of Financial Condition and Results of Operations

MGP
Manufactured gas plant

Migratory Bird Treaty Act
Migratory Bird Treaty Act of 1918, as amended

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
Secured overnight financing rate calculated and published by the Federal Reserve Bank of New York and selected as the recommended alternative to replace the London Interbank Offered Rate for dollar-denominated financial contracts by the Alternative Reference Rates Committee

TAES
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
Forward-looking Statements and Information
This Form 10‑Q and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “will,” “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “projects,” “forecasts,” “predicts,” “assumes,” “goals,” “targets,” “objectives,” “guidance,” “possible,” “potential,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:
•the impact and effect of recent events, such as worsening trade relations, geopolitical tensions, war, acts of terrorism, and the responses to these events, and related economic disruptions including, but not limited to, inflation, energy price volatility, and supply chain disruptions
•the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•potentially adverse regulatory treatment, effects of a failure to receive timely regulatory orders that are or could come before the MPSC, FERC, or other governmental authorities, or effects of a government shutdown
•changes in the performance of or regulations applicable to MISO, Michigan Electric Transmission Company, LLC (a non‑affiliated company), pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, the Public Utility Regulatory Policies Act of 1978, infrastructure integrity or security, cybersecurity, gas pipeline safety, gas pipeline capacity, energy waste reduction, the environment, regulation or deregulation, reliability, health care reforms, taxes, accounting matters, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting, disrupting, interrupting, or otherwise impacting CMS Energy’s or Consumers’ facilities, utility infrastructure, operations, or backup systems, such as costs and availability of personnel, equipment, and materials; weather and climate, including catastrophic weather-related damage and extreme temperatures; natural disasters; fires; smoke; scheduled or unscheduled equipment outages; maintenance or repairs; contractor performance; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; changes in trade policies or regulations; accidents; explosions; physical disasters; global pandemics; cyber incidents; vandalism; war or terrorism; and the ability to obtain or maintain insurance coverage for these events
•the ability of CMS Energy and Consumers to execute cost-reduction strategies
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before agencies such as EGLE, the EPA, FERC, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ coal ash management or routine maintenance, repair, and replacement classification under New Source Review, a construction-permitting program under the Clean Air Act
•changes in energy markets, including availability, price, and seasonality of electric capacity and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates
•the ability of CMS Energy and Consumers to execute their financing strategies

•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, increased use of self-generation including distributed generation, energy waste reduction, or energy storage
•loss of customer demand for natural gas due to alternative technologies or fuels or electrification
•ability of Consumers to meet increased renewable energy demand due to customers seeking to meet their own sustainability goals in a timely and cost-efficient manner
•the reputational or other impact on CMS Energy and Consumers of the failure to achieve or make timely progress on their greenhouse gas reduction goals related to reducing their impact on climate change
•adverse consequences of employee, director, or third‑party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the implementation of the Clean Energy Plan, including any action by a regulatory authority or other third party to prohibit, delay, or impair the implementation of the Clean Energy Plan
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, community opposition, environmental regulations, and government actions
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions

•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyberattack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on information technology backup or disaster recovery systems
•technological developments in energy production, storage, delivery, usage, and metering
•the ability to implement and integrate technology successfully, including artificial intelligence
•the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections
•adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions
•the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements
•the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, and other events
•restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances
•earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts
•changes in financial or regulatory accounting principles or policies (e.g., the adoption of the hypothetical liquidation at book value method of accounting for certain non‑regulated renewable energy projects)
•other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents
All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Part I—Item 1. Financial Statements—MD&A—Outlook and Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments; and Part I—Item 1A. Risk Factors in the 2022 Form 10‑K.

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
CMS Energy and Consumers also place a high priority on customer value and on providing a hometown customer experience. Consumers’ customer-driven investment program is aimed at improving safety and increasing electric and gas reliability.
In September 2023, Consumers filed its Reliability Roadmap, an update to its previous Electric Distribution Infrastructure Investment Plan filed in 2021, with the MPSC. The Reliability Roadmap outlines a five-year strategy to improve Consumers’ electric distribution system and the reliability of the grid. The plan proposes the following spending for projects designed to reduce the number and duration of power outages to customers through investment in infrastructure upgrades, forestry management, and grid modernization:
•capital expenditures of $7 billion over the next five years; this amount is $3 billion higher than proposed in the previous plan
•maintenance and operating spending of $1.7 billion over the next five years, reflecting an increase of $300 million over the previous plan
Consumers will request rate recovery of these proposed expenditures in future electric rate cases.

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
•economic development to increase sales and reduce overall rates
•information and control system efficiencies
•employee and retiree health care cost sharing
•tax planning
•cost-effective financing
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
CMS Energy and Consumers continue to focus on opportunities to protect the environment and to reduce their carbon footprint. As a result of actions already taken through 2022, CMS Energy and Consumers have:
•decreased their combined percentage of electric supply (self-generated and purchased) from coal by 17 percentage points since 2015
•reduced carbon dioxide emissions by over 30 percent since 2005
•reduced methane emissions by more than 20 percent since 2012
•reduced the amount of water used to generate electricity by over 35 percent since 2012
•reduced landfill waste disposal by over 1.7 million tons since 1992
•enhanced, restored, or protected over 6,500 acres of land since 2017
Since 2005, Consumers has reduced its sulfur dioxide and particulate matter emissions by over 90 percent and its NOx emissions by over 80 percent. Consumers began tracking mercury emissions in 2007; since that time, it has reduced such emissions by nearly 90 percent.
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
The Clean Energy Plan outlines Consumers’ long-term strategy for delivering clean, reliable, resilient, and affordable energy to its customers, including plans to:
•end the use of coal-fueled generation in 2025, 15 years sooner than initially planned
•purchase the Covert Generating Facility, a natural gas-fueled generation facility with 1,200 MW of nameplate capacity, allowing Consumers to continue to provide controllable sources of electricity to customers; this purchase was completed in May 2023
•solicit up to 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025
•expand its investment in renewable energy, adding nearly 8,000 MW of solar generation by 2040
Under the Clean Energy Plan, Consumers earns a return equal to its weighted-average cost of capital on payments made under new competitively bid PPAs with non‑affiliated entities approved by the MPSC.
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
Net-zero methane emissions from natural gas delivery system by 2030: Under its Methane Reduction Plan, Consumers plans to reduce methane emissions from its system by about 80 percent, from 2012 baseline levels, by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset by purchasing and/or producing renewable natural gas. To date, Consumers has reduced methane emissions by more than 20 percent.
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
For the nine months ended September 30, 2023, CMS Energy’s net income available to common stockholders was $571 million, and diluted EPS were $1.96. This compares with net income available to common stockholders of $659 million and diluted EPS of $2.27 for the nine months ended September 30, 2022. In 2023, lower gas and electric sales, due primarily to unfavorable weather, and higher service restoration costs attributable to storms were partially offset by gas and electric rate increases and gains on the extinguishment of debt. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Over the next five years, Consumers expects weather-normalized electric and gas deliveries to remain relatively stable compared to 2022. This outlook reflects the effects of energy waste reduction programs offset largely by modest growth in electric and gas demand.
Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service and positively impacting the triple bottom line of people, planet, and profit. During 2023, CMS Energy and Consumers:
•were selected to receive a $100 million grant from the U.S. Department of Energy to fund investments in its electric distribution system, improving the reliability of Michigan’s electric grid
•participated in the state’s economic development efforts that have resulted in commitments by large third-party manufacturers to construct facilities for electric vehicle batteries and battery components in Michigan
•met all requirements for inclusion in the MSCI ESG Leaders Indexes; these indexes are designed to represent the performance of companies that have high Environmental, Social, and Governance ratings relative to their sector peers
•announced plans for an 85-MW solar array to be constructed at the former D.E. Karn coal-generating facilities, which were retired earlier in 2023
•opened a state-of-the-art natural gas training facility in Flint, Michigan that will facilitate employee training that is critical to keeping workers, customers, and the public safe
•announced plans to install more than 120 automatic transfer reclosers to improve electric reliability and help prevent power outages
•completed the first phase of its Mid-Michigan Pipeline Project, part of Consumers’ commitment to providing safe, reliable, and affordable natural gas to Michigan homes and businesses
•announced new efforts to install electric vehicle chargers at apartment buildings, condominiums, and overnight community locations across the state of Michigan
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
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

Presented in the following illustration are Consumers’ planned capital expenditures through 2027 of $15.5 billion, which does not yet incorporate incremental capital spending proposed in our updated Reliability Roadmap:

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
2022 Gas Rate Case: In December 2022, Consumers filed an application with the MPSC seeking an annual rate increase of $212 million, based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending September 30, 2024. In June 2023, Consumers reduced its requested annual rate increase to $175 million, based on a 10.25‑percent authorized return on equity. In August 2023, the MPSC approved a settlement agreement authorizing an annual rate increase of $95 million, based on a 9.9‑percent authorized return on equity, effective October 1, 2023.
2023 Electric Rate Case: In May 2023, Consumers filed an application with the MPSC seeking a rate increase of $216 million, made up of two components. First, Consumers requested a $207 million annual rate increase, based on an authorized return on equity of 10.25 percent for the projected 12‑month period ending February 28, 2025. The filing requested authority to recover costs related to new infrastructure investment primarily in distribution system reliability and cleaner energy resources. Second, Consumers requested approval of a surcharge for the recovery of $9 million of distribution investments made in 2022 that exceeded the rates authorized in accordance with the December 2021 electric rate order. In September 2023, Consumers revised its requested increase to $169 million.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Nine Months Ended
September 30	2023	2022	Change	2023	2022	Change
Net Income Available to Common Stockholders	$174	$163	$11	$571	$659	$(88)
Basic Earnings Per Average Common Share	$0.60	$0.56	$0.04	$1.96	$2.27	$(0.31)
Diluted Earnings Per Average Common Share	$0.60	$0.56	$0.04	$1.96	$2.27	$(0.31)

In Millions
	Three Months Ended			Nine Months Ended
September 30	2023	2022	Change	2023	2022	Change
Electric utility	$187	$194	$(7)	$404	$501	$(97)
Gas utility	4	(13)	17	181	239	(58)
NorthStar Clean Energy	16	11	5	26	26	—
Corporate interest and other	(33)	(29)	(4)	(40)	(107)	67
Net Income Available to Common Stockholders	$174	$163	$11	$571	$659	$(88)
Amounts in the following tables are presented pre-tax, with the exception of income tax changes.

Presented in the following table is a summary of changes to net income available to common stockholders for the three and nine months ended September 30, 2023 versus 2022:

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2022		$163		$659
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$(28)		$(108)
Gas sales	—		(100)
Electric rate increase	74		147
Gas rate increase	21		119
Lower other maintenance and operating expenses	18		24
Higher other income, net of expenses	2		19
Lower income tax expense	14		14
Higher service restoration costs	(35)		(93)
Higher interest charges	(29)		(84)
Higher depreciation and amortization	(17)		(37)
2023 voluntary separation program expenses	(5)		(33)
Higher property taxes, reflecting higher capital spending, and other	(5)		(23)
		$10		$(155)
NorthStar Clean Energy		5		—
Corporate interest and other		(4)		67
September 30, 2023		$174		$571

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three and nine months ended September 30, 2023 versus 2022:

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2022		$194		$501
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$74		$147
Higher energy waste reduction program revenues	6		24
Lower revenue due primarily to unfavorable weather and sales mix	(30)		(103)
Higher (lower) other revenues	2		(5)
		$52		$63
Maintenance and other operating expenses
Lower distribution and generation expenses	5		14
Higher service restoration costs due primarily to increased storm activity	(35)		(93)
Higher energy waste reduction program costs	(6)		(24)
2023 voluntary separation program expenses	(3)		(20)
Lower mutual insurance distribution	—		(9)
Higher other maintenance and operating expenses	—		(10)
		(39)		(142)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(15)		(24)
General taxes
Higher property taxes, reflecting higher capital spending, and other		(4)		(13)
Other income, net of expenses
Higher interest income	5		15
Higher non-operating retirement benefits expenses	(4)		(6)
Higher other income, net of expenses	2		11
		3		20
Interest charges		(17)		(49)
Income taxes
Lower electric utility pre-tax earnings	5		37
Deferred tax liability reversal[2]	—		9
Lower renewable energy tax credits	—		(6)
Lower other income taxes	8		8
		13		48
September 30, 2023		$187		$404
1For the three months ended September 30, deliveries to end-use customers were 9.8 billion kWh in 2023 and 10.2 billion kWh in 2022. For the nine months ended September 30, deliveries to end-use customers were 27.5 billion kWh in 2023 and 28.5 billion kWh in 2022.
2See Note 7, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three and nine months ended September 30, 2023 versus 2022:

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2022		$(13)		$239
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$21		$119
Higher energy waste reduction program revenues	4		12
Lower revenue due primarily to unfavorable weather	(2)		(105)
Higher other revenues	2		5
		$25		$31
Maintenance and other operating expenses
Lower distribution, transmission, and compression expenses	9		18
Absence of 2022 Ray Compressor Station impairment	—		10
2023 voluntary separation program expenses	(2)		(13)
Higher energy waste reduction program costs	(4)		(12)
Lower other maintenance and operating expenses	4		1
		7		4
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(2)		(13)
General taxes
Higher property taxes, reflecting higher capital spending, and other		(1)		(10)
Other income, net of expenses
Higher non-operating retirement benefits expenses	(5)		(11)
Higher other income, net of expenses	4		10
		(1)		(1)
Interest charges		(12)		(35)
Income taxes
Lower (higher) gas utility pre-tax earnings	(4)		6
Deferred tax liability reversal[2]	—		4
Absence of 2022 accelerated tax amortizations[2]	3		(46)
Lower other income taxes	2		2
		1		(34)
September 30, 2023		$4		$181
1For the three months ended September 30, deliveries to end-use customers were 30 bcf in 2023 and 31 bcf in 2022. For the nine months ended September 30, deliveries to end-use customers were 198 bcf in 2023 and 222 bcf in 2022.
2See Note 7, Income Taxes.

NorthStar Clean Energy Results of Operations
Presented in the following table are the detailed changes to NorthStar Clean Energy’s net income available to common stockholders for the three and nine months ended September 30, 2023 versus 2022:

In Millions
	Three Months Ended	Nine Months Ended
September 30, 2022	$11	$26
Reason for the change
Higher renewable energy tax credits	$9	$9
Lower operating earnings, primarily at DIG	(5)	(6)
Other income tax benefit (expense)	1	(3)
September 30, 2023	$16	$26
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed changes to corporate interest and other results for the three and nine months ended September 30, 2023 versus 2022:

In Millions
	Three Months Ended	Nine Months Ended
September 30, 2022	$(29)	$(107)
Reasons for the change
Gain on extinguishment of debt[1]	$17	$101
Higher interest earnings and other	5	11
Higher income tax expense due to higher pre-tax earnings	(19)	(30)
Higher interest charges	(7)	(12)
Lower discontinued operations	—	(3)
September 30, 2023	$(33)	$(40)
1See Note 3, Financings and Capitalization.

Cash Position, Investing, and Financing
At September 30, 2023, CMS Energy had $184 million of consolidated cash and cash equivalents, which included $27 million of restricted cash and cash equivalents. At September 30, 2023, Consumers had $34 million of consolidated cash and cash equivalents, which included $27 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the nine months ended September 30, 2023 versus 2022:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2022	$667
Reasons for the change
Lower net income	$(93)
Non‑cash transactions[1]	(28)
Favorable impact of changes in core working capital,[2] due primarily to higher collections, higher prices on gas sold to customers, and lower prices on gas purchased in 2023	1,306
Favorable impact of changes in other assets and liabilities, due primarily to recovery in 2023 of 2022 power supply costs,[3] offset partially by higher voluntary separation program payments	52
Nine Months Ended September 30, 2023	$1,904
Consumers
Nine Months Ended September 30, 2022	$761
Reasons for the change
Lower net income	$(168)
Non‑cash transactions[1]	74
Favorable impact of changes in core working capital,[2] due primarily to higher collections, higher prices on gas sold to customers, and lower prices on gas purchased in 2023	1,304
Unfavorable impact of changes in other assets and liabilities, due primarily to higher income tax payments to CMS Energy and voluntary separation program payments, offset partially by recovery in 2023 of 2022 power supply costs[3]	(5)
Nine Months Ended September 30, 2023	$1,966
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

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the nine months ended September 30, 2023 versus 2022:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2022	$(1,808)
Reasons for the change
Higher capital expenditures	$(61)
Purchase of Covert Generating Facility[1]	(812)
Other investing activities, primarily absence of proceeds from sale of assets in 2022	(56)
Nine Months Ended September 30, 2023	$(2,737)
Consumers
Nine Months Ended September 30, 2022	$(1,715)
Reasons for the change
Higher capital expenditures	$(16)
Purchase of Covert Generating Facility[1]	(812)
Other investing activities, primarily absence of proceeds from sale of assets in 2022	(49)
Nine Months Ended September 30, 2023	$(2,592)
1See Note 12, Transition Activities.

Financing Activities
Presented in the following table are specific components of net cash provided by financing activities for the nine months ended September 30, 2023 versus 2022:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2022	$860
Reasons for the change
Higher debt issuances	$1,556
Higher debt retirements	(1,754)
Higher issuances of notes payable	227
Higher payments of dividends on common stock	(25)
Lower proceeds from sales of membership interests in VIEs to tax equity investors	(32)
Higher contributions from noncontrolling interest	4
Other financing activities, primarily higher debt issuance costs, offset partially by the absence of a payment of a long-term contract liability	(1)
Nine Months Ended September 30, 2023	$835
Consumers
Nine Months Ended September 30, 2022	$1,020
Reasons for the change
Higher debt issuances	$671
Higher debt retirements	(1,625)
Higher issuances of notes payable	227
Lower repayments of borrowings from CMS Energy	392
Lower stockholder contribution from CMS Energy	(210)
Lower payments of dividends on common stock	132
Other financing activities, primarily higher debt issuance costs	(7)
Nine Months Ended September 30, 2023	$600
Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Dividend Restrictions. During the nine months ended September 30, 2023, Consumers paid $461 million in dividends on its common stock to CMS Energy.
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
CMS Energy has entered into forward sales transactions that it may either settle physically by issuing shares of its common stock at the then-applicable forward sale price specified by the agreement or settle net by delivering or receiving cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock. As of September 30, 2023, these contracts have an aggregate sales price of $444 million, maturing through December 2024. For more information on these forward sale contracts, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Issuance of Common Stock.
At September 30, 2023, CMS Energy had $530 million of its revolving credit facility available and Consumers had $1.3 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2023, there were $247 million commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.
Certain of CMS Energy’s and Consumers’ credit agreements contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At September 30, 2023, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements. CMS Energy and Consumers were each in compliance with these covenants as of September 30, 2023, as presented in the following table:

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
The Clean Energy Plan was most recently revised and approved by the MPSC in June 2022. Under this plan, Consumers will eliminate the use of coal-fueled generation in 2025 and expects to meet 90 percent of its customers’ needs with clean energy sources by 2040. Specifically, the Clean Energy Plan provides for:
•the retirement of the D.E. Karn coal-fueled generating units, totaling 515 MW of nameplate capacity; these units closed in June 2023
•the retirement of the J.H. Campbell coal-fueled generating units, totaling 1,407 MW of nameplate capacity, in 2025
•the retirement of the D.E. Karn oil and gas-fueled generating units, totaling 1,219 MW of nameplate capacity, in 2031
The MPSC has authorized Consumers to issue securitization bonds to finance the recovery of and return on the D.E. Karn coal-fueled generating units. Consumers plans to issue securitization bonds in the fourth quarter of 2023. Additionally, the MPSC has authorized regulatory asset treatment for Consumers to recover the remaining book value of the J.H. Campbell coal-fueled generating units, as well as a 9.0‑percent return on equity, commencing in 2025.
Under the Clean Energy Plan, Consumers:
•purchased the Covert Generating Facility, a natural gas-fueled generation facility with 1,200 MW of nameplate capacity in Van Buren County, Michigan in May 2023
•conducted a one‑time competitive solicitation for and is evaluating the acquisition of up to 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025; of this amount, up to 500 MW was solicited from dispatchable sources
These actions are expected to help Consumers continue to provide controllable sources of electricity to customers while expanding its investment in renewable energy. The Clean Energy Plan forecasts renewable energy capacity levels of 30 percent in 2025, 43 percent in 2030, and 61 percent in 2040, including the addition of nearly 8,000 MW of solar generation. Additionally, Consumers plans to deploy battery storage beginning in 2024, with 75 MW of energy storage by 2027 and an additional 475 MW by 2040.

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
As part of this program, a 2022 request for proposals resulted in the execution of a build transfer agreement for a 309‑MW solar generating facility to be constructed in Calhoun County, Michigan; the facility is targeted to be operational in 2025. The build transfer agreement was approved by the MPSC in September 2023. Additionally, the request for proposals resulted in the selection of a solar generation project that Consumers will develop and construct at its D.E. Karn generating site, with a capacity of up to 85 MW. The facility is expected to be operational in 2026.
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
•Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, electric vehicle adoption, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At September 30, 2023, electric deliveries under the ROA program were at the ten‑percent limit. Of Consumers’ 1.9 million electric customers, fewer than 300, or 0.02 percent, purchased electric generation service under the ROA program.
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
In 2020, ABATE and another intervenor filed a complaint against the MPSC in the U.S. District Court for the Eastern District of Michigan challenging the constitutionality of a local clearing requirement. The complaint requests the federal court to issue a permanent injunction prohibiting the MPSC from implementing a local clearing requirement on individual electric providers. In February 2023, the U.S. District Court for the Eastern District of Michigan dismissed the complaint. In March 2023, ABATE and the other intervenor filed a claim of appeal of the Eastern District Court’s decision with the U.S. Court of Appeals for the Sixth Circuit. Oral arguments are scheduled for December 2023.
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.
MPSC Distribution System Audit: In October 2022, the MPSC ordered the state’s two largest electric utilities, including Consumers, to report on their compliance with regulations and past MPSC orders governing the utilities’ response to outages and downed lines. Consumers responded to the MPSC’s order in November 2022.
Additionally, as directed by the MPSC, the MPSC Staff has engaged a third‑party auditor to review all equipment and operations of the two utilities’ distribution systems; this audit began in August 2023. The third-party auditor must file a summary report on the audit’s progress by the end of 2023, with a final report expected in late summer 2024. Consumers is committed to working with the third‑party auditor and the MPSC to continue improving electric reliability and safety in Michigan.
2023 Electric Rate Case: In May 2023, Consumers filed an application with the MPSC seeking a rate increase of $216 million, made up of two components. First, Consumers requested a $207 million annual rate increase, based on an authorized return on equity of 10.25 percent for the projected 12‑month period ending February 28, 2025. The filing requested authority to recover costs related to new infrastructure investment primarily in distribution system reliability and cleaner energy resources. Second, Consumers requested approval of a surcharge for the recovery of $9 million of distribution investments made in 2022 that exceeded the rates authorized in accordance with the December 2021 electric rate order.

In September 2023, Consumers revised its requested increase to $169 million, primarily to reflect the delay of certain capital expenditures beyond the test year. Presented in the following table are the components of the revised requested increase in revenue:

In Millions
Projected 12-Month Period Ending February 28	2025
Components of the requested rate increase
Investment in rate base	$101
Operating and maintenance costs	(14)
Sales and other revenue	(4)
Cost of capital	77
Subtotal	$160
Surcharge	9
Total	$169
Retention Incentive Program: Under its Clean Energy Plan, Consumers will retire the J.H. Campbell coal-fueled generating units in 2025. Consumers implemented a retention incentive program to ensure necessary staffing at the facility through retirement. The aggregate cost of the J.H. Campbell program through 2025 is estimated to be $50 million; Consumers expects to recognize $16 million of retention benefit costs in 2023. The MPSC has approved deferred accounting treatment for these costs; these expenses are deferred as a regulatory asset. For additional details on this program, see Notes to the Unaudited Consolidated Financial Statements—Note 12, Transition Activities.
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
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In June 2023, the EPA published the “Good Neighbor Plan,” a revision to CSAPR. This regulation tightens allowance budgets for electric generating units in Michigan between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. Consumers’ initial evaluation of this regulation indicates that it will have minimal financial and operational impact in the near term. Additionally, Consumers does not expect any major financial and operational impact in the long term. However, due to the dynamic nature of this regulation, it is difficult to forecast the long-term impact.
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
Consumers continues to evaluate these rules in conjunction with other EPA and EGLE rulemakings, litigation, executive orders, treaties, and congressional actions. This evaluation could result in:
•a change in Consumers’ fuel mix
•changes in the types of generating units Consumers may purchase or build in the future
•changes in how certain units are operated, including the installation of additional emission control equipment
•the retirement, mothballing, or repowering with an alternative fuel of some of Consumers’ generating units
•changes in Consumers’ environmental compliance costs
•the purchase or sale of allowances
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
CCRs: In 2015, the EPA published a rule regulating CCRs under RCRA. This rule adopts minimum standards for the disposal of non‑hazardous CCRs in CCR landfills and surface impoundments and criteria for the beneficial use of CCRs. The rule also sets out conditions under which some CCR units would be forced to cease receiving CCR wastewater and initiate closure. Due to continued litigation, many aspects of the rule have been remanded to the EPA, resulting in more proposed and final rules.
Separately, Congress passed legislation in 2016 allowing participating states to develop permitting programs for CCRs under RCRA Subtitle D. The EPA was granted authority to review these permitting programs to determine if permits issued under the proposed program would be as protective as the federal rule. Once approved, permits issued from an authorized state would replace the requirement to certify compliance with each aspect of the CCR rule. In 2020, EGLE submitted a regulatory package for Michigan’s permit program to the EPA for its review, which is still pending.
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
2022 Gas Rate Case: In December 2022, Consumers filed an application with the MPSC seeking an annual rate increase of $212 million, based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending September 30, 2024. In June 2023, Consumers reduced its requested annual rate increase to $175 million, based on a 10.25‑percent authorized return on equity. In August 2023, the MPSC approved a settlement agreement authorizing an annual rate increase of $95 million, based on a 9.9‑percent authorized return on equity, effective October 1, 2023. The MPSC also authorized the use of a cost deferral mechanism that will allow Consumers to defer for future recovery or refund pension and OPEB expense above the amounts used to set existing rates.
Postretirement Benefits Expense Accounting Application: In January 2023, Consumers filed an application with the MPSC, requesting authority to defer the future recovery or refund of pension and OPEB expenses above or below the amounts used to set existing rates, respectively. Consumers requested this accounting treatment to begin in 2023 and to continue until rates are reset in the 2022 gas rate case. In March 2023, the MPSC denied Consumers’ application, instead recommending that this would be more appropriately considered as part of Consumers’ 2022 gas rate case.
Gas Pipeline and Storage Integrity and Safety: The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration has published various rules that expand federal safety standards for gas transmission pipelines and underground storage facilities. Initial expanded requirements for transmission pipelines took effect in 2020, with additional requirements released in 2023. There are also proposed rules expanding requirements for gas distribution systems pending. To comply with these rules, Consumers will incur increased capital and operating and maintenance costs to install and remediate pipelines and to expand inspections, maintenance, and monitoring of its existing pipelines and storage facilities.
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
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify natural gas compressor stations and other emission sources in areas of the country that do not meet the ozone standard. As of May 2023, three counties in western Michigan have been designated as not meeting the ozone standard. One of Consumers’ compressor stations is located in an ozone nonattainment area. Consequently, Consumers has initiated plans to retrofit equipment at this compressor station to lower NOx emissions and comply with a rule proposed by the State of Michigan, as required for a source located in a moderate ozone nonattainment area. Additionally, in January 2023, the EPA proposed lowering the NAAQS for particulate matter. Consumers will continue to monitor NAAQS rulemakings and evaluate potential impacts to its compressor stations and other applicable natural gas storage and delivery assets.
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
Consumers is making voluntary efforts to reduce its gas utility’s methane emissions. Under its Methane Reduction Plan, Consumers has set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent, from 2012 baseline levels, by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset by purchasing and/or producing renewable natural gas. To date, Consumers has reduced methane emissions by more than 20 percent.
In March 2022, Consumers also announced a net-zero greenhouse gas emissions target for its entire natural gas system by 2050. This includes suppliers and customers, and has an interim goal of reducing customer emissions by 20 percent by 2030. Consumers’ Natural Gas Delivery Plan, a ten‑year strategic investment plan to deliver safe, reliable, clean, and affordable natural gas to customers, outlines ways in which Consumers can make early progress toward these goals in a cost-effective manner, including energy waste reduction or energy efficiency, carbon offsets, and renewable natural gas supply.
Consumers has already initiated work in these key areas, continuing to expand its energy waste reduction targets, launching a program allowing gas customers to purchase carbon offset credits on a voluntary basis, and announcing plans to begin development of renewable natural gas facilities that will capture methane from manure generated at Michigan-based farms and convert it into renewable natural gas.

Consumers is evaluating and monitoring newer technologies to determine their role in achieving Consumers’ interim and long-term net-zero goals, including hydrogen, biofuels, and synthetic methane; carbon capture sequestration systems; and other innovative technologies.
NorthStar Clean Energy Outlook and Uncertainties
CMS Energy’s primary focus with respect to its NorthStar Clean Energy businesses is to maximize the value of generating assets, its share of which represents 1,658 MW of capacity, and to pursue opportunities for the development of renewable generation projects.
In August 2023, NorthStar Clean Energy sold a Class A membership interest in Newport Solar Holdings to tax equity investors. Newport Solar Holdings wholly owns Newport Solar, LLC, a 180-MW solar generation project located in Jackson County, Arkansas. The tax equity investors contributed $17 million to Newport Solar Holdings in August 2023 and $69 million in October 2023, after the project became commercially operational. All of the project’s nameplate capacity has been committed under a 15‑year PPA. NorthStar Clean Energy retained a Class B membership interest in Newport Solar Holdings. Earnings, tax attributes, and cash flows generated by Newport Solar Holdings will be allocated among and distributed to the membership classes in accordance with the ratios specified in the associated limited liability company operating agreement; these ratios change over time and are not representative of the ownership interest percentages of each membership class.
NorthStar Clean Energy’s operations may be subject to various federal, state, and local environmental laws and regulations. Multiple environmental laws and regulations are subject to litigation. NorthStar Clean Energy’s primary environmental compliance focus includes, but is not limited to, the following matters.
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In June 2023, the EPA published the “Good Neighbor Plan,” a revision to CSAPR. This regulation tightens allowance budgets for electric generating units in Michigan between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. NorthStar Clean Energy is evaluating this rule and its impact on NorthStar Clean Energy’s emission sources and may incur costs in allowance purchases or equipment retrofits.
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
Employee Separation Program: In April 2023, CMS Energy and Consumers announced a voluntary separation program for non‑union employees. For the nine months ended September 30, 2023, CMS Energy and Consumers recorded a pre-tax charge of $33 million related to the program, under which more than 400 employees were approved for and accepted early separation.
New Accounting Standards
There are no new accounting standards issued but not yet effective that are expected to have a material impact on CMS Energy’s or Consumers’ consolidated financial statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2023	2022	2023	2022
Operating Revenue	$1,673	$2,024	$5,512	$6,318
Operating Expenses
Fuel for electric generation	162	312	409	720
Purchased and interchange power	377	572	1,060	1,510
Purchased power – related parties	21	21	57	56
Cost of gas sold	42	118	673	802
Maintenance and other operating expenses	447	413	1,284	1,139
Depreciation and amortization	262	243	870	830
General taxes	91	87	330	308
Total operating expenses	1,402	1,766	4,683	5,365
Operating Income	271	258	829	953
Other Income (Expense)
Non-operating retirement benefits, net	45	54	135	154
Other income	34	5	152	11
Other expense	(2)	(5)	(8)	(20)
Total other income	77	54	279	145
Interest Charges
Interest on long-term debt	158	127	454	370
Interest expense – related parties	3	3	9	9
Other interest expense	4	—	10	2
Allowance for borrowed funds used during construction	(1)	—	(2)	(1)
Total interest charges	164	130	471	380
Income Before Income Taxes	184	182	637	718
Income Tax Expense	11	19	81	72
Income From Continuing Operations	173	163	556	646
Income From Discontinued Operations, Net of Tax of $—, $—, $—, and $1	—	—	1	4
Net Income	173	163	557	650
Loss Attributable to Noncontrolling Interests	(3)	(2)	(21)	(16)
Net Income Attributable to CMS Energy	176	165	578	666
Preferred Stock Dividends	2	2	7	7
Net Income Available to Common Stockholders	$174	$163	$571	$659

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2023	2022	2023	2022
Basic Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$0.60	$0.56	$1.96	$2.26
Income from discontinued operations per average common share available to common stockholders	—	—	—	0.01
Basic earnings per average common share	$0.60	$0.56	$1.96	$2.27
Diluted Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$0.60	$0.56	$1.96	$2.26
Income from discontinued operations per average common share available to common stockholders	—	—	—	0.01
Diluted earnings per average common share	$0.60	$0.56	$1.96	$2.27
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2023	2022	2023	2022
Net Income	$173	$163	$557	$650
Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $—, $(1), $—, and $—	—	(1)	1	1
Amortization of net actuarial loss, net of tax of $1, $—, $1, and $1	—	1	1	3
Amortization of prior service credit, net of tax of $— for all periods	—	—	(1)	—
Derivatives
Unrealized gain on derivative instruments, net of tax of $—, $—, $—, and $1	—	—	—	2
Reclassification adjustments included in net income, net of tax of $— for all periods	—	—	—	1
Other Comprehensive Income	—	—	1	7
Comprehensive Income	173	163	558	657
Comprehensive Loss Attributable to Noncontrolling Interests	(3)	(2)	(21)	(16)
Comprehensive Income Attributable to CMS Energy	$176	$165	$579	$673
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2023	2022
Cash Flows from Operating Activities
Net income	$557	$650
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	870	830
Deferred income taxes and investment tax credits	96	58
Other non‑cash operating activities and reconciling adjustments	(171)	(65)
Changes in assets and liabilities
Accounts receivable and accrued revenue	497	(257)
Inventories	63	(637)
Accounts payable and accrued rate refunds	(123)	25
Other current assets and liabilities	(56)	18
Other non‑current assets and liabilities	171	45
Net cash provided by operating activities	1,904	667
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,799)	(1,738)
Covert Generating Facility acquisition	(812)	—
Cost to retire property and other investing activities	(126)	(70)
Net cash used in investing activities	(2,737)	(1,808)
Cash Flows from Financing Activities
Proceeds from issuance of debt	2,905	1,349
Retirement of debt	(1,846)	(92)
Increase in notes payable	227	—
Issuance of common stock	10	10
Payment of dividends on common and preferred stock	(435)	(410)
Proceeds from the sale of membership interest in VIE to tax equity investor	17	49
Contribution from noncontrolling interest	6	2
Other financing costs	(49)	(48)
Net cash provided by financing activities	835	860
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	2	(281)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	182	476
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$184	$195
Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$268	$227

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2023	December 31 2022
Current Assets
Cash and cash equivalents	$157	$164
Restricted cash and cash equivalents	27	18
Accounts receivable and accrued revenue, less allowance of $26 in 2023 and $27 in 2022	681	1,564
Accounts receivable – related parties	9	16
Inventories at average cost
Gas in underground storage	725	840
Materials and supplies	255	212
Generating plant fuel stock	80	65
Deferred property taxes	255	384
Regulatory assets	169	57
Prepayments and other current assets	91	113
Total current assets	2,449	3,433
Plant, Property, and Equipment
Plant, property, and equipment, gross	31,997	30,491
Less accumulated depreciation and amortization	8,929	8,960
Plant, property, and equipment, net	23,068	21,531
Construction work in progress	1,626	1,182
Total plant, property, and equipment	24,694	22,713
Other Non‑current Assets
Regulatory assets	3,793	3,595
Accounts receivable	30	23
Investments	74	71
Postretirement benefits	1,307	1,208
Other	166	310
Total other non‑current assets	5,370	5,207
Total Assets	$32,513	$31,353

LIABILITIES AND EQUITY
In Millions
	September 30 2023	December 31 2022
Current Liabilities
Current portion of long-term debt and finance leases	$1,043	$1,099
Notes payable	247	20
Accounts payable	839	928
Accounts payable – related parties	7	8
Accrued rate refunds	29	—
Accrued interest	157	122
Accrued taxes	159	538
Regulatory liabilities	75	104
Other current liabilities	163	166
Total current liabilities	2,719	2,985
Non‑current Liabilities
Long-term debt	14,114	13,122
Non-current portion of finance leases	63	68
Regulatory liabilities	3,889	3,796
Postretirement benefits	105	108
Asset retirement obligations	768	746
Deferred investment tax credit	127	129
Deferred income taxes	2,541	2,407
Other non‑current liabilities	429	397
Total non‑current liabilities	22,036	20,773
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 291.8 shares in 2023 and 291.3 shares in 2022	3	3
Other paid-in capital	5,515	5,490
Accumulated other comprehensive loss	(51)	(52)
Retained earnings	1,495	1,350
Total common stockholders’ equity	6,962	6,791
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	7,186	7,015
Noncontrolling interests	572	580
Total equity	7,758	7,595
Total Liabilities and Equity	$32,513	$31,353
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2023	2022	2023	2022
Total Equity at Beginning of Period	$7,706	$7,471	$7,595	$7,188
Common Stock
At beginning and end of period	3	3	3	3
Other Paid-in Capital
At beginning of period	5,506	5,417	5,490	5,406
Common stock issued	9	6	32	27
Common stock repurchased	—	—	(7)	(10)
At end of period	5,515	5,423	5,515	5,423
Accumulated Other Comprehensive Loss
At beginning of period	(51)	(52)	(52)	(59)
Retirement benefits liability
At beginning of period	(51)	(52)	(52)	(56)
Net gain (loss) arising during the period	—	(1)	1	1
Amortization of net actuarial loss	—	1	1	3
Amortization of prior service credit	—	—	(1)	—
At end of period	(51)	(52)	(51)	(52)
Derivative instruments
At beginning of period	—	—	—	(3)
Unrealized gain on derivative instruments	—	—	—	2
Reclassification adjustments included in net income	—	—	—	1
At end of period	—	—	—	—
At end of period	(51)	(52)	(51)	(52)
Retained Earnings
At beginning of period	1,463	1,286	1,350	1,057
Net income attributable to CMS Energy	176	165	578	666
Dividends declared on common stock	(142)	(134)	(426)	(401)
Dividends declared on preferred stock	(2)	(2)	(7)	(7)
At end of period	1,495	1,315	1,495	1,315
Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning and end of period	224	224	224	224
Noncontrolling Interests
At beginning of period	561	593	580	557
Sale of membership interest in VIE to tax equity investor	17	—	17	49
Contribution from noncontrolling interest	—	—	6	2
Loss attributable to noncontrolling interests	(3)	(2)	(21)	(16)
Distributions and other changes in noncontrolling interests	(3)	—	(10)	(1)
At end of period	572	591	572	591
Total Equity at End of Period	$7,758	$7,504	$7,758	$7,504

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2023	2022	2023	2022
Dividends declared per common share	$0.4875	$0.4600	$1.4625	$1.3800
Dividends declared per preferred stock Series C depositary share	$0.2625	$0.2625	$0.7875	$0.7875
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2023	2022	2023	2022
Operating Revenue	$1,596	$1,886	$5,291	$5,971
Operating Expenses
Fuel for electric generation	131	233	314	530
Purchased and interchange power	364	556	1,024	1,461
Purchased power – related parties	21	21	57	56
Cost of gas sold	41	114	670	792
Maintenance and other operating expenses	425	393	1,214	1,076
Depreciation and amortization	250	233	839	802
General taxes	90	84	323	299
Total operating expenses	1,322	1,634	4,441	5,016
Operating Income	274	252	850	955
Other Income (Expense)
Non-operating retirement benefits, net	43	52	128	146
Other income	13	4	40	12
Other expense	(3)	(5)	(8)	(19)
Total other income	53	51	160	139
Interest Charges
Interest on long-term debt	106	81	306	231
Interest expense – related parties	6	3	13	9
Other interest expense	3	1	9	2
Allowance for borrowed funds used during construction	(1)	—	(2)	(1)
Total interest charges	114	85	326	241
Income Before Income Taxes	213	218	684	853
Income Tax Expense	35	29	107	108
Net Income	178	189	577	745
Preferred Stock Dividends	—	—	1	1
Net Income Available to Common Stockholder	$178	$189	$576	$744
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2023	2022	2023	2022
Net Income	$178	$189	$577	$745
Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $— for all periods	1	1	1	2
Other Comprehensive Income	1	1	1	2
Comprehensive Income	$179	$190	$578	$747
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2023	2022
Cash Flows from Operating Activities
Net income	$577	$745
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	839	802
Deferred income taxes and investment tax credits	107	79
Other non‑cash operating activities and reconciling adjustments	(48)	(57)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	474	(242)
Inventories	64	(636)
Accounts payable and accrued rate refunds	(114)	(2)
Other current assets and liabilities	(85)	38
Other non-current assets and liabilities	152	34
Net cash provided by operating activities	1,966	761
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,658)	(1,642)
Covert Generating Facility acquisition	(812)	—
Cost to retire property and other investing activities	(122)	(73)
Net cash used in investing activities	(2,592)	(1,715)
Cash Flows from Financing Activities
Proceeds from issuance of debt	2,020	1,349
Retirement of debt	(1,639)	(14)
Increase in notes payable	227	—
Decrease in notes payable – related parties	—	(392)
Stockholder contribution	475	685
Payment of dividends on common and preferred stock	(462)	(594)
Other financing costs	(21)	(14)
Net cash provided by financing activities	600	1,020
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(26)	66
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	60	44
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$34	$110
Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$264	$216
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2023	December 31 2022
Current Assets
Cash and cash equivalents	$7	$43
Restricted cash and cash equivalents	27	17
Accounts receivable and accrued revenue, less allowance of $26 in 2023 and $27 in 2022	658	1,524
Accounts and notes receivable – related parties	9	10
Inventories at average cost
Gas in underground storage	725	840
Materials and supplies	245	206
Generating plant fuel stock	77	59
Deferred property taxes	255	384
Regulatory assets	169	57
Prepayments and other current assets	77	96
Total current assets	2,249	3,236
Plant, Property, and Equipment
Plant, property, and equipment, gross	30,825	29,342
Less accumulated depreciation and amortization	8,730	8,791
Plant, property, and equipment, net	22,095	20,551
Construction work in progress	1,321	994
Total plant, property, and equipment	23,416	21,545
Other Non-current Assets
Regulatory assets	3,793	3,595
Accounts receivable	36	29
Accounts and notes receivable – related parties	96	99
Postretirement benefits	1,217	1,126
Other	134	286
Total other non-current assets	5,276	5,135
Total Assets	$30,941	$29,916

LIABILITIES AND EQUITY
In Millions
	September 30 2023	December 31 2022
Current Liabilities
Current portion of long-term debt and finance leases	$622	$1,000
Notes payable	247	20
Notes payable – related parties	75	75
Accounts payable	801	864
Accounts payable – related parties	12	15
Accrued rate refunds	29	—
Accrued interest	116	90
Accrued taxes	168	556
Regulatory liabilities	75	104
Other current liabilities	133	147
Total current liabilities	2,278	2,871
Non-current Liabilities
Long-term debt	9,644	9,192
Long-term debt – related parties	294	—
Non-current portion of finance leases	40	45
Regulatory liabilities	3,889	3,796
Postretirement benefits	77	79
Asset retirement obligations	736	722
Deferred investment tax credit	127	129
Deferred income taxes	2,729	2,585
Other non-current liabilities	381	342
Total non-current liabilities	17,917	16,890
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	7,759	7,284
Accumulated other comprehensive loss	(14)	(15)
Retained earnings	2,123	2,008
Total common stockholder’s equity	10,709	10,118
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	10,746	10,155
Total Liabilities and Equity	$30,941	$29,916
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2023	2022	2023	2022
Total Equity at Beginning of Period	$10,723	$10,087	$10,155	$9,279
Common Stock
At beginning and end of period	841	841	841	841
Other Paid-in Capital
At beginning of period	7,759	7,284	7,284	6,599
Stockholder contribution	—	—	475	685
At end of period	7,759	7,284	7,759	7,284
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(15)	(31)	(15)	(32)
Amortization of net actuarial loss	1	1	1	2
At end of period	(14)	(30)	(14)	(30)
Retained Earnings
At beginning of period	2,101	1,956	2,008	1,834
Net income	178	189	577	745
Dividends declared on common stock	(156)	(160)	(461)	(593)
Dividends declared on preferred stock	—	—	(1)	(1)
At end of period	2,123	1,985	2,123	1,985
Cumulative Preferred Stock
At beginning and end of period	37	37	37	37
Total Equity at End of Period	$10,746	$10,117	$10,746	$10,117
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
In January 2023, Consumers filed a motion for a temporary order in its 2023 PSCR plan, requesting that the MPSC approve only a third of the 2022 underrecovery amount for recovery in 2023, with the remaining amount to be recovered equally during 2024 and 2025. The MPSC approved Consumers’ motion in February 2023. Recovering the 2022 underrecovery over three years has provided immediate relief to electric customers, and the financial impact will be neutral to Consumers’ earnings.
Meter Investigation: In July 2023, the MPSC issued an order initiating an investigation into Consumers’ handling of malfunctioning meters and meters requiring transition from 3G to 4G technology, estimated billing, and new service installations. The order directed Consumers to provide information on such meters and their replacement, meter-reading performance, communications with customers and the MPSC regarding these issues, and other information; Consumers provided this information in August 2023. As directed in the order, the MPSC Staff analyzed this information and made recommendations, including continued monitoring of Consumers’ performance in these areas and penalties for failure to comply with MPSC service rules.
In October 2023, the MPSC issued a show-cause order directing Consumers to provide further information on consecutive estimated billings, the provision of actual meter readings, and new service installation issues. The MPSC also ordered Consumers to show cause why it should not be found to be in violation of rules governing billing and service quality and reliability. Consumers cannot predict the outcome of this matter, but it could be subject to regulatory penalties that are not expected to have a material effect on Consumers’ results of operations and Consumers could be subject to increased regulatory scrutiny.
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
At September 30, 2023, CMS Energy had a recorded liability of $44 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $54 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2023 and in each of the next five years:

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates its liability for NREPA sites for which it can estimate a range of loss to be between $2 million and $4 million. At September 30, 2023, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates its share of the total liability for known CERCLA sites to be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At September 30, 2023, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
In order to enforce the contract, Consumers and DTE Electric filed a complaint against TAES and Toshiba Corporation in the U.S. District Court for the Eastern District of Michigan in April 2022. In June 2022, TAES and Toshiba Corporation filed a motion to dismiss the complaint, along with an answer and counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties’ contract. As a co-owner of Ludington, Consumers would be liable for 51 percent of any such damages. In September 2022, the court denied the motion to dismiss filed by TAES and Toshiba Corporation. The parties are engaged in ongoing litigation, including discovery, pursuant to a court-ordered schedule. Consumers believes the counterclaims filed by TAES and Toshiba Corporation are without merit, but cannot predict the financial impact or outcome of this matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s and Consumers’ financial condition, results of operations, or liquidity.
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
J.H. Campbell 3 Plant Retirement Contract Dispute: In May 2022, Consumers filed a complaint against Wolverine Power in the Ottawa County Circuit Court and requested a ruling that Consumers has sole authority to decide to retire the J.H. Campbell 3 coal-fueled generating unit under the unit’s Joint Ownership and Operating Agreement. In July 2022, Wolverine Power filed an answer, affirmative defenses, and a counterclaim seeking approximately $37 million in damages allegedly caused by Consumers’ decision to retire the unit before the end of its useful life. In October 2022, the state circuit court judge found that Consumers may, in its sole discretion, retire the J.H. Campbell 3 coal-fueled generating unit, provided that Consumers continues to operate and make necessary improvements to the unit while the litigation concerning Wolverine Power’s claim for damages is pending. In May 2023, the circuit court judge issued an order granting Consumers’ Motion for Clarification confirming that Consumers may continue to operate and invest in J.H. Campbell 3 consistent with the May 2025 retirement date. Consumers believes Wolverine Power’s claim has no merit, but cannot predict the final impact or outcome on this matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s and Consumers’ financial condition, results of operations, or liquidity.

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
At September 30, 2023, Consumers had a recorded liability of $63 million for its remaining obligations for these sites. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2023 and in each of the next five years:

In Millions
	2023	2024	2025	2026	2027	2028
Consumers
Remediation and other response activity costs	$1	$2	$1	$7	$10	$25
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At September 30, 2023, Consumers had a regulatory asset of $102 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $3 million. At September 30, 2023, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at September 30, 2023:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from sale of membership interests in VIEs[1]	various	indefinite	$318	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	153	1
Guarantee[3]	2011	indefinite	30	—
Consumers
Guarantee[3]	2011	indefinite	$30	$—
1These obligations arose from the sale of membership interests in NWO Holdco, Aviator Wind, and Newport Solar Holdings to tax equity investors. NorthStar Clean Energy provided certain indemnity obligations that protect the tax equity investors against losses incurred as a result of breaches of representations and warranties under the associated limited liability company agreements. These obligations are generally capped at an amount equal to the tax equity investor’s capital contributions plus a specified return, less any distributions and tax benefits it receives, in connection with its membership interest. For any indemnity obligations related to Aviator Wind, NorthStar Clean Energy would recover 49 percent of any amounts paid to the tax equity investor from the other owner of Aviator Wind Equity Holdings. Additionally, Aviator Wind holds insurance coverage that would partially protect against losses incurred as a result of certain failures to qualify for production tax credits. For further details on NorthStar Clean Energy’s ownership interest in NWO Holdco, Aviator Wind, and Newport Solar Holdings, see Note 11, Variable Interest Entities.
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

3:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long-term debt issuances during the nine months ended September 30, 2023:

	Principal (In Millions)	Interest Rate (%)	Issuance Date	Maturity Date
CMS Energy, parent only
Convertible senior notes	$800	3.375	May 2023	May 2028
Total CMS Energy, parent only	$800
NorthStar Clean Energy, including subsidiaries
Term loan facility[1]	$85	variable	February 2023	November 2023
Total NorthStar Clean Energy, including subsidiaries	$85
Consumers
First mortgage bonds	$425	4.650	January 2023	March 2028
First mortgage bonds	700	4.625	February 2023	May 2033
First mortgage bonds	115	5.240	May 2023	May 2026
First mortgage bonds	50	5.070	May 2023	May 2029
First mortgage bonds	95	5.170	May 2023	May 2032
First mortgage bonds	140	5.380	May 2023	May 2037
First mortgage bonds	500	4.900	August 2023	February 2029
Total Consumers	$2,025
Total CMS Energy	$2,910
1    In December 2022, a subsidiary of NorthStar Clean Energy entered into a $185 million unsecured term loan credit agreement. Under this credit agreement, a subsidiary of NorthStar Clean Energy borrowed $85 million in 2023.
Issuance of Convertible Senior Notes: In May 2023, CMS Energy issued an aggregate principal amount of $800 million convertible senior notes that bear an interest rate of 3.375 percent and mature in May 2028 unless redeemed, repurchased, or converted earlier. Unamortized debt costs associated with this issuance were $12 million at September 30, 2023. The convertible senior notes rank equal in right of payment to any of CMS Energy’s unsecured indebtedness that is not subordinated. There are no sinking fund requirements for the notes.
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
Retirements: Presented in the following table is a summary of major long-term debt retirements during the nine months ended September 30, 2023:

	Principal (In Millions)	Interest Rate (%)	Retirement Date	Maturity Date
NorthStar Clean Energy, including subsidiaries
Term loan facility[1]	$14	variable	August 2023	November 2023
Total NorthStar Clean Energy, including subsidiaries	$14
Consumers
Term loan facility	$1,000	variable	February 2023	January 2024
First mortgage bonds	300	0.350	June 2023	June 2023
First mortgage bonds	325	3.375	August 2023	August 2023
Total Consumers	$1,625
1    As of September 30, 2023, there was $171 million of loans outstanding bearing an interest rate of 6.416 percent under the unsecured term loan credit agreement.
In October 2023, a subsidiary of NorthStar Clean Energy repaid $66 million of its term loan of with a maturity of November 2023.
CMS Energy’s Purchase of Consumers’ First Mortgage Bonds: During the nine months ended September 30, 2023, CMS Energy purchased the following Consumers’ first mortgage bonds for $192 million:

Repurchase Date		Principal (In Millions)	Interest Rate (%)
May 2023	First mortgage bonds due 2060	$150	2.500
May 2023	First mortgage bonds due 2052	88	2.650
August 2023	First mortgage bonds due 2050	23	3.750
August 2023	First mortgage bonds due 2052	15	2.650
September 2023	First mortgage bonds due 2050	18	3.100
September 2023	First mortgage bonds due 2051	3	3.500
On a consolidated basis, CMS Energy’s repurchase of Consumers’ first mortgage bonds was accounted for as a debt extinguishment and resulted in a pre-tax gain of $17 million for the three months ended September 30, 2023 and a pre-tax gain of $101 million for the nine months ended September 30, 2023, which were recorded in other income on its consolidated statements of income.
Consumers’ outstanding debt held by its parent as a result of CMS Energy’s repurchase of Consumers’ first mortgage bonds was $294 million, net of unamortized discount and fees, which was recorded as long-term debt – related parties on Consumers’ consolidated balance sheet at September 30, 2023.

Credit Facilities: The following credit facilities with banks were available at September 30, 2023:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
December 14, 2027[1]	$550	$—	$20	$530
September 22, 2024	50	—	50	—
NorthStar Clean Energy, including subsidiaries
September 25, 2025[2]	$37	$—	$37	$—
Consumers[3]
December 14, 2027	$1,100	$—	$27	$1,073
November 18, 2024	250	—	68	182
1There were no borrowings under this facility during the nine months ended September 30, 2023.
2This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding Aviator Wind Equity Holdings, see Note 11, Variable Interest Entities.
3Obligations under these facilities are secured by first mortgage bonds of Consumers. There were no borrowings under these facilities during the nine months ended September 30, 2023.
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements. In March 2023, FERC granted Consumers the authority to issue securities between April 1, 2023 and March 31, 2025.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2023, there were $247 million commercial paper notes outstanding under this program with a weighted-average annual interest rate of 5.529 percent, recorded as current notes payable on the consolidated balance sheets of CMS Energy and Consumers.
In December 2022, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million at an interest rate of the prior month’s average one-month Term SOFR minus 0.100 percent. At September 30, 2023, there were $63 million outstanding borrowings under the agreement bearing an interest rate of 5.218 percent.
An unregulated subsidiary of Consumers entered into a short-term credit agreement with NorthStar Clean Energy, permitting it to borrow up to $40 million, from NorthStar Clean Energy, at an interest rate of one‑month Term SOFR plus 1.750 percent. At September 30, 2023, outstanding borrowings under the agreement were $12 million bearing an interest rate of 7.079 percent.
Consumers’ Supplier Financing Program: Under a supplier financing program, Consumers agrees to pay a bank, acting as its payment agent, the stated amount of confirmed invoices from participating suppliers on the original maturity dates of the invoices. The supplier invoices that have been confirmed as valid under the program require payment in full within 60 days of the invoice date. Consumers does not provide collateral or a guarantee to the bank in support of its payment obligations under the agreement, nor does it pay a fee for the service. Consumers or the bank may terminate the supplier financing program agreement upon 30 days prior written notice to the other party. There were no trade payables outstanding under the program in accounts payable on CMS Energy’s and Consumers’ consolidated balance sheets at September 30, 2023, and less than $1 million at December 31, 2022.
Dividend Restrictions: At September 30, 2023, payment of dividends by CMS Energy on its common stock was limited to $7.0 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at September 30, 2023, Consumers had $2.0 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the nine months ended September 30, 2023, Consumers paid $461 million in dividends on its common stock to CMS Energy.
Issuance of Common Stock: Presented in the following table are details of CMS Energy’s forward sales contracts under its equity offering program at September 30, 2023:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	September 30, 2023
August 3, 2022	December 31, 2024	2,944,207	$67.59	$68.54
August 24, 2022	December 31, 2024	1,677,938	69.46	70.54
August 29, 2022	December 31, 2024	1,783,388	68.18	69.18
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
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle or net cash settle the contracts as of September 30, 2023, CMS Energy would not have been required to deliver shares or pay cash.

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

In Millions
	CMS Energy, including Consumers		Consumers
	September 30 2023	December 31 2022	September 30 2023	December 31 2022
Assets[1]
Cash equivalents	$8	$—	$—	$—
Restricted cash equivalents	27	18	27	17
Nonqualified deferred compensation plan assets	27	24	20	18
Derivative instruments	3	2	3	2
Total assets	$65	$44	$50	$37
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$27	$24	$20	$18
Total liabilities	$27	$24	$20	$18
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

In Millions
	September 30, 2023					December 31, 2022
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$12	$12	$—	$—	$12	$14	$14	$—	$—	$14
Liabilities
Long-term debt[2]	15,151	12,927	1,013	9,842	2,072	14,212	12,384	987	8,741	2,656
Long-term payables[3]	13	13	—	—	13	9	7	—	—	7
Consumers
Assets
Long-term receivables[1]	$12	$12	$—	$—	$12	$14	$14	$—	$—	$14
Notes receivable – related party[4]	98	98	—	—	98	101	101	—	—	101
Liabilities
Long-term debt[5]	10,260	8,463	—	6,562	1,901	10,183	8,728	—	6,172	2,556
Long-term debt – related party	294	170	—	170	—	—	—	—	—	—
Long-term payables	6	6	—	—	6	—	—	—	—	—
1Includes current portion of long-term accounts receivable and notes receivable of $6 million at September 30, 2023 and $7 million at December 31, 2022.
2Includes current portion of long-term debt of $1,037 million at September 30, 2023 and $1,090 million at December 31, 2022.

3Includes current portion of long-term payables of $1 million at September 30, 2023 and $2 million at December 31, 2022.
4Includes current portion of notes receivable – related party of $7 million at September 30, 2023 and December 31, 2022.
5Includes current portion of long-term debt of $616 million at September 30, 2023 and $991 million at December 31, 2022.
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
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
September 30	2023	2022	2023	2022	2023	2022	2023	2022
CMS Energy, including Consumers
Net periodic credit
Service cost	$7	$9	$22	$32	$2	$4	$8	$13
Interest cost	27	21	80	59	11	7	33	21
Expected return on plan assets	(55)	(51)	(165)	(155)	(26)	(29)	(77)	(87)
Amortization of:
Net loss	2	5	8	32	3	—	9	1
Prior service cost (credit)	1	1	3	3	(10)	(12)	(31)	(38)
Settlement loss	3	2	8	6	—	—	—	—
Net periodic credit	$(15)	$(13)	$(44)	$(23)	$(20)	$(30)	$(58)	$(90)
Consumers
Net periodic credit
Service cost	$7	$9	$21	$32	$2	$4	$8	$13
Interest cost	24	20	75	56	10	6	31	20
Expected return on plan assets	(52)	(48)	(156)	(147)	(23)	(26)	(71)	(80)
Amortization of:
Net loss	3	5	8	30	3	—	9	—
Prior service cost (credit)	1	1	3	3	(10)	(13)	(30)	(38)
Settlement loss	3	2	8	6	—	—	—	—
Net periodic credit	$(14)	$(11)	$(41)	$(20)	$(18)	$(29)	$(53)	$(85)
In Consumers’ 2022 electric rate case, the MPSC approved a mechanism allowing Consumers to defer the future recovery or refund of pension and OPEB expenses above or below the amounts used to set existing rates, respectively, beginning in 2023. At September 30, 2023, CMS Energy, including Consumers, had deferred $9 million of pension credits and $17 million of OPEB costs under this mechanism.
7:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Nine Months Ended September 30	2023	2022
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	1.7	5.6
Renewable energy tax credits	(6.9)	(5.8)
TCJA excess deferred taxes[2]	(3.9)	(7.2)
Accelerated flow-through of regulatory tax benefits[3]	—	(4.3)
Other, net	0.8	0.7
Effective tax rate	12.7%	10.0%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	2.9	5.3
Renewable energy tax credits	(4.5)	(4.3)
TCJA excess deferred taxes[2]	(3.7)	(5.9)
Accelerated flow-through of regulatory tax benefits[3]	—	(3.5)
Other, net	(0.1)	0.1
Effective tax rate	15.6%	12.7%
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

8:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2023	2022	2023	2022
Income available to common stockholders
Income from continuing operations	$173	$163	$556	$646
Less loss attributable to noncontrolling interests	(3)	(2)	(21)	(16)
Less preferred stock dividends	2	2	7	7
Income from continuing operations available to common stockholders – basic and diluted	$174	$163	$570	$655
Average common shares outstanding
Weighted-average shares – basic	291.0	289.6	290.9	289.5
Add dilutive nonvested stock awards	0.4	0.4	0.4	0.4
Add dilutive forward equity sale contracts	—	0.1	—	0.1
Weighted-average shares – diluted	291.4	290.1	291.3	290.0
Income from continuing operations per average common share available to common stockholders
Basic	$0.60	$0.56	$1.96	$2.26
Diluted	0.60	0.56	1.96	2.26
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

Convertible Securities
In May 2023, CMS Energy issued an aggregate principal amount of $800 million convertible senior notes. Potentially dilutive common shares issuable upon conversion of the convertible senior notes are determined using the if-converted method for calculating diluted EPS. Upon conversion, the convertible senior notes are required to be paid in cash with only amounts exceeding the principal permitted to be settled in shares. The convertible senior notes were anti-dilutive for the three and nine months ended September 30, 2023. For further details on CMS Energy’s convertible senior notes, see Note 3, Financings and Capitalization.
9:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended September 30, 2023	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,348	$243	$—	$1,591
Other	—	—	48	48
Revenue recognized from contracts with customers	$1,348	$243	$48	$1,639
Leasing income	—	—	30	30
Financing income	2	1	—	3
Consumers alternative-revenue programs	1	—	—	1
Total operating revenue – CMS Energy	$1,351	$244	$78	$1,673
Consumers
Consumers utility revenue
Residential	$666	$155		$821
Commercial	443	38		481
Industrial	175	5		180
Other	64	45		109
Revenue recognized from contracts with customers	$1,348	$243		$1,591
Financing income	2	1		3
Alternative-revenue programs	1	—		1
Other non-segment revenue	—	—		1
Total operating revenue – Consumers	$1,351	$244		$1,596
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $19 million for the three months ended September 30, 2023.

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

In Millions
Nine Months Ended September 30, 2023	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$3,552	$1,715	$—	$5,267
Other	—	—	134	134
Revenue recognized from contracts with customers	$3,552	$1,715	$134	$5,401
Leasing income	—	—	88	88
Financing income	7	5	—	12
Consumers alternative-revenue programs	11	—	—	11
Total operating revenue – CMS Energy	$3,570	$1,720	$222	$5,512
Consumers
Consumers utility revenue
Residential	$1,707	$1,160		$2,867
Commercial	1,183	353		1,536
Industrial	495	44		539
Other	167	158		325
Revenue recognized from contracts with customers	$3,552	$1,715		$5,267
Financing income	7	5		12
Alternative-revenue programs	11	—		11
Other non-segment revenue	—	—		1
Total operating revenue – Consumers	$3,570	$1,720		$5,291
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $57 million for the nine months ended September 30, 2023.

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
CMS Energy and Consumers recorded uncollectible accounts expense of $15 million for the three months ended September 30, 2023 and $13 million for the three months ended September 30, 2022. CMS Energy and Consumers recorded uncollectible accounts expense of $32 million for the nine months ended September 30, 2023 and $31 million for the nine months ended September 30, 2022.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $321 million at September 30, 2023 and $663 million at December 31, 2022.
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

Presented in the following tables is financial information by segment:

In Millions
	Three Months Ended		Nine Months Ended
September 30	2023	2022	2023	2022
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,351	$1,594	$3,570	$4,160
Gas utility	244	292	1,720	1,811
NorthStar Clean Energy	78	138	222	347
Total operating revenue – CMS Energy	$1,673	$2,024	$5,512	$6,318
Consumers
Operating revenue
Electric utility	$1,351	$1,594	$3,570	$4,160
Gas utility	244	292	1,720	1,811
Other reconciling items	1	—	1	—
Total operating revenue – Consumers	$1,596	$1,886	$5,291	$5,971
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$187	$194	$404	$501
Gas utility	4	(13)	181	239
NorthStar Clean Energy	16	11	26	26
Other reconciling items	(33)	(29)	(40)	(107)
Total net income available to common stockholders – CMS Energy	$174	$163	$571	$659
Consumers
Net income (loss) available to common stockholder
Electric utility	$187	$194	$404	$501
Gas utility	4	(13)	181	239
Other reconciling items	(13)	8	(9)	4
Total net income available to common stockholder – Consumers	$178	$189	$576	$744

In Millions
	September 30, 2023	December 31, 2022
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$18,802	$17,870
Gas utility[1]	11,985	11,443
NorthStar Clean Energy	1,179	1,148
Other reconciling items	31	30
Total plant, property, and equipment, gross – CMS Energy	$31,997	$30,491
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$18,802	$17,870
Gas utility[1]	11,985	11,443
Other reconciling items	38	29
Total plant, property, and equipment, gross – Consumers	$30,825	$29,342
CMS Energy, including Consumers
Total assets
Electric utility[1]	$18,856	$17,907
Gas utility[1]	11,934	11,873
NorthStar Clean Energy	1,575	1,464
Other reconciling items	148	109
Total assets – CMS Energy	$32,513	$31,353
Consumers
Total assets
Electric utility[1]	$18,915	$17,968
Gas utility[1]	11,979	11,918
Other reconciling items	47	30
Total assets – Consumers	$30,941	$29,916
1Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.
11:    Variable Interest Entities
In August 2023, NorthStar Clean Energy sold a Class A membership interest in Newport Solar Holdings to tax equity investors. Newport Solar Holdings wholly owns Newport Solar, LLC, a 180-MW solar generation project located in Jackson County, Arkansas. The tax equity investors contributed $17 million to Newport Solar Holdings in August 2023 and $69 million in October 2023, after the project became commercially operational.
NorthStar Clean Energy holds a Class B membership interest in NWO Holdco, which wholly owns Northwest Ohio Wind, LLC, a 100‑MW wind generation project in Paulding County, Ohio. The Class A membership interest in NWO Holdco is held by a tax equity investor.
NorthStar Clean Energy has a 51‑percent ownership interest in Aviator Wind Equity Holdings, which holds a Class B membership interest in Aviator Wind, the holding company of a 525‑MW wind generation project in Coke County, Texas. The Class A membership interest in Aviator Wind is held by a tax equity investor.

Earnings, tax attributes, and cash flows generated by Newport Solar Holdings, NWO Holdco, and Aviator Wind are allocated among and distributed to the membership classes in accordance with the ratios specified in the associated limited liability company agreements; these ratios change over time and are not representative of the ownership interest percentages of each membership class. Since these entities’ income and cash flows are not distributed among their investors based on ownership interest percentages, NorthStar Clean Energy allocates the entities’ income (loss) among the investors by applying the hypothetical liquidation at book value method. This method calculates each investor’s earnings based on a hypothetical liquidation of the entities at the net book value of underlying assets as of the balance sheet date. The liquidation tax gain (loss) is allocated to each investor’s capital account, resulting in income (loss) equal to the period change in the investor’s capital account balance.
Newport Solar Holdings, NWO Holdco, Aviator Wind Equity Holdings, and Aviator Wind are VIEs. In accordance with the associated limited liability company agreements, the tax equity investors are guaranteed preferred returns from these entities. However, NorthStar Clean Energy manages and controls the entities’ operating activities. As a result, NorthStar Clean Energy is the primary beneficiary, as it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. NorthStar Clean Energy consolidates Newport Solar Holdings, NWO Holdco, Aviator Wind Equity Holdings, and Aviator Wind and presents the Class A membership interests and 49 percent of the Class B membership interest in Aviator Wind as noncontrolling interests.
Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
	September 30, 2023	December 31, 2022
Current
Cash and cash equivalents	$34	$43
Accounts receivable	4	7
Prepayments and other current assets	3	7
Non-current
Plant, property, and equipment, net	835	850
Construction work in progress	242	156
Total assets[1]	$1,118	$1,063
Current
Current portion of long-term debt[2]	$—	$100
Accounts payable	19	33
Non-current
Non-current portion of finance leases	23	23
Asset retirement obligations	32	24
Total liabilities	$74	$180
1Assets may be used only to meet VIEs’ obligations and commitments.
2Following the sale of a Class A membership interest in Newport Solar Holdings, the associated term loan credit agreement remains outstanding at a separate subsidiary of NorthStar Clean Energy. For details on the term loan credit agreement, see Note 3, Financings and Capitalization.
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
The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers. CMS Energy’s maximum risk exposure to these partnerships is generally limited to its investment in the partnerships, which is included in investments on its consolidated balance sheets in the amount of $74 million at September 30, 2023 and $71 million at December 31, 2022.
12:    Transition Activities
Asset Acquisition: In May 2023, Consumers purchased the Covert Generating Facility, a natural gas-fueled generation facility with 1,200 MW of nameplate capacity in Van Buren County, Michigan for $810 million. In August 2023, Consumers paid an additional $2 million as a result of a post-closing adjustment required under the purchase agreement.
Consumers accounted for the purchase as an asset acquisition, allocating the purchase price to the assets acquired and liabilities assumed based on their relative fair value. The original cost of the plant was $665 million and the seller had recognized $225 million of accumulated depreciation. Upon acquisition, Consumers recorded the net book value of $440 million and a plant acquisition adjustment of $370 million, resulting in an increase to plant, property, and equipment of $810 million. The remainder of the purchase price was allocated among various working capital accounts.

Exit Activities: In accordance with its Clean Energy Plan, Consumers retired the D.E. Karn coal-fueled electric generating units in June 2023. In 2019, when the MPSC approved the retirement of these units, Consumers removed from total plant, property, and equipment an amount representing the projected remaining book value of the two coal-fueled electric generating units upon their retirement, and recorded it as a regulatory asset. As of September 30, 2023, Consumers has recorded a regulatory asset of $655 million representing the remaining book value of these units.
Through a 2020 securitization financing order, the MPSC authorized Consumers to issue securitization bonds in order to finance the recovery of the remaining book value of the two coal-fueled electric generating units upon their retirement. Until securitization, which is expected in the fourth quarter of 2023, the book value of the generating units will remain in rate base and receive full regulatory returns in general rate cases.
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
As of September 30, 2023, the cumulative cost incurred and charged to expense related to the D.E. Karn retention incentive program was $16 million. Additionally, an amount of $4 million was capitalized as a cost of plant, property, and equipment and an amount of $12 million was deferred as a regulatory asset. The cumulative cost incurred and deferred as a regulatory asset related to the J.H. Campbell retention incentive program was $32 million. The regulatory assets for both programs will be collected from customers over three years.
Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
	Nine Months Ended
September 30	2023	2022
Retention benefit liability at beginning of period	$21	$14
Costs deferred as a regulatory asset[1]	14	14
Costs paid or settled	(13)	—
Retention benefit liability at the end of the period[2]	$22	$28
1Includes $4 million for the three months ended September 30, 2023 and $11 million for the three months ended September 30, 2022.
2Includes current portion of other liabilities of $11 million at September 30, 2023 and $25 million at September 30, 2022.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2023 to July 31, 2023	24	$58.75	—	—
August 1, 2023 to August 31, 2023	1,178	60.43	—	—
September 1, 2023 to September 30, 2023	317	56.40	—	—
Total	1,519	$59.56	—	—
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
150th Supplemental Indenture dated as of August 4, 2023, between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed August 4, 2023, and incorporated herein by reference)

10.1[1]	—	Annual Employee Incentive Compensation Plan for Consumers, as amended, effective as of July 1, 2023
10.2[1]	—	Annual NorthStar Clean Energy Employee Incentive Compensation Plan, as amended, effective as of July 1, 2023
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase
104	—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
1    Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION

Dated: October 26, 2023	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: October 26, 2023	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer