Form 10-K
period 2023-12-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2024-02-08
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
The aggregate market value of CMS Energy voting and non‑voting common equity held by non‑affiliates was $17.063 billion for the 290,440,980 CMS Energy Corporation Common Stock shares outstanding on June 30, 2023 based on the closing sale price of $58.75 for CMS Energy Corporation Common Stock, as reported by the New York Stock Exchange on such date. There were no shares of Consumers common equity held by non‑affiliates as of June 30, 2023.
There were 294,443,620 shares of CMS Energy Corporation Common Stock outstanding on January 12, 2024. On January 12, 2024, CMS Energy held all 84,108,789 outstanding shares of common stock of Consumers.
Documents incorporated by reference in Part III: CMS Energy’s and Consumers’ proxy statement relating to their 2024 Annual Meetings of Shareholders to be held May 3, 2024.

CMS Energy Corporation
Consumers Energy Company
Annual Reports on Form 10‑K to the Securities and Exchange Commission for the Year Ended December 31, 2023

Glossary
Certain terms used in the text and financial statements are defined below.

2022 Form 10‑K
Each of CMS Energy’s and Consumers’ Annual Report on Form 10‑K for the year ended December 31, 2022

2023 Energy Law
Michigan’s Public Acts 229, 230, 231, 233, 234, and 235 of 2023

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

ARO
Asset retirement obligation

ASC 715
Financial Accounting Standards Board Accounting Standards Codification Topic 715, Retirement Benefits

Audit Committee
The Audit Committee of the Board, which is composed entirely of independent directors.

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
Billion cubic feet

Board
Board of Directors of CMS Energy and Consumers

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

CMS Land
CMS Land Company, a wholly owned subsidiary of CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

Consumers
Consumers Energy Company and its consolidated subsidiaries, unless otherwise noted; a wholly owned subsidiary of CMS Energy

Consumers 2014 Securitization Funding
Consumers 2014 Securitization Funding LLC, a wholly owned consolidated bankruptcy-remote subsidiary of Consumers and special-purpose entity organized for the sole purpose of purchasing and owning securitization property, issuing securitization bonds, and pledging its interest in securitization property to a trustee to collateralize the securitization bonds

Consumers 2023 Securitization Funding
Consumers 2023 Securitization Funding LLC, a wholly owned consolidated bankruptcy-remote subsidiary of Consumers and special-purpose entity organized for the sole purpose of purchasing and owning securitization property, issuing securitization bonds, and pledging its interest in securitization property to a trustee to collateralize the securitization bonds

Covert Generating Station
A 1,200-MW natural gas-fueled generation station that was acquired by Consumers in May 2023 from New Covert Generating Company, LLC, a non-affiliated company

Craven
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

EGLE
Michigan Department of Environment, Great Lakes, and Energy

Endangered Species Act
Endangered Species Act of 1973, as amended

EnerBank
EnerBank USA, a wholly owned subsidiary of CMS Capital until October 1, 2021 energy waste reduction
The reduction of energy consumption through energy efficiency and demand-side energy conservation, as established under Michigan law

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

GAAP
U.S. Generally Accepted Accounting Principles

GCC
Gas Customer Choice, which allows gas customers to purchase gas from alternative suppliers

GCR
Gas cost recovery

Genesee
Genesee Power Station Limited Partnership, a VIE in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of NorthStar Clean Energy, has a 50-percent interest

Good Neighbor Plan
A plan issued by the EPA which secures significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities

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

MW
Megawatt, a unit of power equal to one million watts

MWh
Megawatt-hour, a unit of energy equal to one million watt-hours

NAAQS
National Ambient Air Quality Standards

Natural Gas Act
Natural Gas Act of 1938

NERC
North American Electric Reliability Corporation, a non‑affiliated company responsible for developing and enforcing reliability standards, monitoring the bulk power system, and educating and certifying industry personnel

Newport Solar
Newport Solar, LLC, a wholly owned subsidiary of Newport Solar Holdings

Newport Solar Holdings
Newport Solar Holdings III, LLC, a VIE in which Newport Solar Equity Holdings LLC, a wholly owned subsidiary of Grand River Solar, LLC, a wholly owned subsidiary of NorthStar Clean Energy, holds a Class B membership interest

NorthStar Clean Energy
NorthStar Clean Energy Company, a wholly owned subsidiary of CMS Energy, formerly known as CMS Enterprises Company

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

TBJH
TBJH Inc., a non-affiliated company

TCJA
Tax Cuts and Jobs Act of 2017

Term SOFR
The rate per annum that is a forward-looking term rate based on SOFR

T.E.S. Filer City
T.E.S. Filer City Station Limited Partnership, a VIE in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of NorthStar Clean Energy, has a 50-percent interest

Toshiba
Toshiba Corporation, a non-affiliated company

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
Forward-looking Statements and Information
This Form 10‑K and other CMS Energy and Consumers disclosures may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “anticipates,” “assumes,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goals,” “guidance,” “intends,” “may,” “might,” “objectives,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:
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
CMS Energy manages its businesses by the nature of services each provides, and operates principally in three business segments: electric utility; gas utility; and NorthStar Clean Energy, its non‑utility operations and investments. Consumers’ consolidated operations account for the substantial majority of CMS Energy’s total assets, income, and operating revenue. CMS Energy’s consolidated operating revenue was $7.5 billion in 2023, $8.6 billion in 2022, and $7.3 billion in 2021.
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
Consumers’ consolidated operating revenue was $7.2 billion in 2023, $8.2 billion in 2022, and $7.0 billion in 2021. For further information about operating revenue, income, and assets and liabilities attributable to Consumers’ electric and gas utility operations, see Item 8. Financial Statements and Supplementary Data—Consumers Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
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

In 2023, Consumers served 1.9 million electric customers and 1.8 million gas customers in Michigan’s Lower Peninsula. Presented in the following map are Consumers’ service territories:

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
Business Segments
Consumers Electric Utility
Electric Utility Operations: Consumers’ electric utility operations, which include the generation, purchase, distribution, and sale of electricity, generated operating revenue of $4.7 billion in 2023, $5.4 billion in 2022, and $5.0 billion in 2021. Consumers’ electric utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2023 electric utility operating revenue of $4.7 billion by customer class:

Other: 6%
Industrial: 14%
Residential: 47%
Commercial: 33%

Consumers’ electric utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.
In 2023, Consumers’ electric deliveries were 36 billion kWh, which included ROA deliveries of three billion kWh, resulting in net bundled sales of 33 billion kWh. In 2022, Consumers’ electric deliveries were 37 billion kWh, which included ROA deliveries of three billion kWh, resulting in net bundled sales of 34 billion kWh.
Consumers’ electric utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment.

Presented in the following illustration are Consumers’ monthly weather-normalized electric deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including ROA deliveries, during 2023 and 2022:

4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
0
Total GWh per Month
January
February
March
April
May
June
July
August
September
October
November
December
2022
2023

Consumers’ 2023 summer peak demand was 8,067 MW, which included ROA demand of 549 MW. For the 2022-2023 winter season, Consumers’ peak demand was 5,358 MW, which included ROA demand of 430 MW. As required by MISO reserve margin requirements, Consumers owns or controls, through long-term PPAs and short-term capacity purchases, all of the capacity required to supply its projected firm peak load and necessary reserve margin for summer 2024.
Electric Utility Properties: Consumers owns and operates electric generation and distribution facilities. For details about Consumers’ electric generation facilities, see the Electric Utility Generation and Supply Mix section that follows this Electric Utility Properties section. Consumers’ distribution system consists of:
•270 miles of high-voltage distribution overhead lines operating at 138 kV
•four miles of high-voltage distribution underground lines operating at 138 kV
•4,645 miles of high-voltage distribution overhead lines operating at 46 kV and 69 kV
•18 miles of high-voltage distribution underground lines operating at 46 kV
•82,049 miles of electric distribution overhead lines
•9,708 miles of underground distribution lines
•1,099 substations with an aggregate transformer capacity of 28 million kVA
•four battery facilities with storage capacity of ten MWh
Consumers is interconnected to the interstate high-voltage electric transmission system owned by METC and operated by MISO. Consumers is also interconnected to neighboring utilities and to other transmission systems.
Electric Utility Generation and Supply Mix: Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs. The Clean Energy Plan was most recently revised and approved by the MPSC in June 2022. Under Michigan’s integrated resource planning process, Consumers is required to file proposed updates to its Clean Energy Plan before or in 2027; these updates will outline a path to meeting the requirements of the 2023 Energy Law that was enacted in Michigan in November 2023.
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
In accordance with its Clean Energy Plan, Consumers retired the D.E. Karn coal-fueled generating units in June 2023 and plans to retire the J.H. Campbell coal-fueled generating units in 2025. In order to continue providing controllable sources of electricity to customers while expanding its investment in renewable energy, Consumers purchased the Covert Generating Station, a natural gas-fueled generating facility, in May 2023. For further information on Consumers’ progress towards its net-zero carbon emissions goal, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.

Presented in the following table are details about Consumers’ 2023 electric generation and supply mix:

Name and Location (Michigan)	Number of Units and Year Entered Service	2023 Generation Capacity (MW)	[1]	2023 Electric Supply (GWh)
Coal steam generation
J.H. Campbell 1 & 2 – West Olive[2]	2 Units, 1962-1967	617		2,025
J.H. Campbell 3 – West Olive[2,3]	1 Unit, 1980	784		4,260
D.E. Karn 1 & 2 – Essexville[4]	2 Units, 1959-1961	—		599
		1,401		6,884
Oil/Gas steam generation
D.E. Karn 3 & 4 – Essexville	2 Units, 1975-1977	1,200		14
Hydroelectric
Ludington – Ludington	6 Units, 1973	1,115	[5]	(349)	[6]
Conventional hydro generation	35 Units, 1906-1949	77		376
		1,192		27
Gas combined cycle
Covert Generating Station – Covert[7]	3 Units, 2004	1,088		4,654
Jackson – Jackson	1 Unit, 2002	538		1,937
Zeeland – Zeeland	3 Units, 2002	532		3,418
		2,158		10,009
Gas combustion turbines
Zeeland (simple cycle) – Zeeland	2 Units, 2001	318		1,200
Wind generation
Crescent Wind Farm – Hillsdale County	2021	150		356
Cross Winds® Energy Park – Tuscola County	2014-2019	231		669
Gratiot Farms Wind Project – Gratiot County	2020	150		342
Heartland Farms Wind Project – Gratiot County	2023	—		1
Lake Winds® Energy Park – Mason County	2012	101		242
		632		1,610
Solar generation
Solar Gardens – Allendale, Cadillac, and Kalamazoo	2016-2021	5		7
Total owned generation		6,906		19,751
Purchased power[8]
Coal generation – T.E.S. Filer City		60		318
Gas generation – MCV Facility[9]		1,240		6,029
Other gas generation		152		1,215
Wind generation		385		970
Solar generation		307		554
Other renewable generation		210		1,061
		2,354		10,147
Net interchange power[10]		—		4,532
Total purchased and interchange power		2,354		14,679
Total supply		9,260		34,430
Less distribution and transmission loss				1,699
Total net bundled sales				32,731
1With the exception of wind and solar generation, the amount represents generation capacity during the summer months (planning year 2023 capacity as reported to MISO and limited by interconnection service limits). For wind and solar generation, the amount represents installed capacity during the summer months, except for Heartland Farms Wind Project, which began operation in December 2023.
2Consumers plans to retire these generating units in 2025.

3Represents Consumers’ share of the capacity of the J.H. Campbell 3 unit, net of the 6.69‑percent ownership interest of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc, each a non‑affiliated company.
4Consumers retired these generating units in June 2023.
5Represents Consumers’ 51‑percent share of the capacity of Ludington. DTE Electric holds the remaining 49‑percent ownership interest.
6Represents Consumers’ share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak‑demand hours.
7Consumers completed the purchase of this facility in May 2023.
8Represents purchases under long-term PPAs.
9For information about Consumers’ long-term PPA related to the MCV Facility, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments—Contractual Commitments.
10Represents purchases from the MISO energy market.

Presented in the following table are the sources of Consumers’ electric supply for the last three years:

GWh
Years Ended December 31	2023	2022	2021
Owned generation
Gas	11,221	6,684	5,555
Coal	6,884	10,217	10,861
Renewable energy	1,993	2,217	1,974
Oil	2	4	7
Net pumped storage[1]	(349)	(370)	(321)
Total owned generation	19,751	18,752	18,076
Purchased power[2]
Gas generation	7,244	7,182	5,862
Renewable energy generation	2,585	2,441	2,408
Coal generation	318	500	494
Nuclear generation[3]	—	2,692	6,901
Net interchange power[4]	4,532	3,943	645
Total purchased and interchange power	14,679	16,758	16,310
Total supply	34,430	35,510	34,386
1Represents Consumers’ share of net pumped-storage generation. During 2023, the pumped-storage facility consumed 1,269 GWh of electricity to pump water during off-peak hours for storage in order to generate 920 GWh of electricity later during peak-demand hours.
2Represents purchases under long-term PPAs.
3Represents purchases from a nuclear generating facility that closed in May 2022.
4Represents purchases from the MISO energy market.
During 2023, Consumers acquired 43 percent of the electricity it provided to customers through long-term PPAs and the MISO energy market. Consumers offers its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the market to serve the demand of its customers. Consumers is a net purchaser of power and supplements its generation capability with purchases from the MISO energy market.
At December 31, 2023, Consumers had future commitments to purchase capacity and energy under long-term PPAs with various generating plants. These contracts require monthly capacity payments based on the plants’ availability or deliverability. The payments for 2024 through 2048 are estimated to total $7.2 billion and, for each of the next five years, range from $0.7 billion to $0.8 billion annually. These amounts may vary depending on plant availability and fuel costs. For further information about Consumers’ future capacity and energy purchase obligations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Other Material Cash Requirements and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments—Contractual Commitments.
During 2023, 33 percent of the energy Consumers provided to customers was generated by its natural gas‑fueled generating units, which burned 83 bcf of natural gas and produced a combined total of 11,221 GWh of electricity.

In order to obtain the gas it needs for electric generation fuel, Consumers’ electric utility purchases gas from the market near the time of consumption, at prices that allow it to compete in the electric wholesale market. For the Covert Generating Station and Jackson and Zeeland plants, Consumers utilizes an agent that owns firm transportation rights to each plant to purchase gas from the market and transport the gas to the facilities. For units 3 & 4 of D.E. Karn, Consumers holds gas transportation contracts to transport to the plant gas that Consumers or an agent purchase from the market.
During 2023, 20 percent of the energy Consumers provided to customers was generated by its coal-fueled generating units, which burned four million tons of coal and produced a combined total of 6,884 GWh of electricity. In order to obtain the coal it needs, Consumers enters into physical coal supply contracts.
At December 31, 2023, Consumers had future commitments to purchase coal during 2024 and 2025; payment obligations under these contracts totaled $56 million. Most of Consumers’ rail-supplied coal contracts have fixed prices, although some contain market-based pricing. At December 31, 2023, Consumers had 77 percent of its 2024 expected coal requirements under contract, as well as a 67‑day supply of coal on hand.
In conjunction with its coal supply contracts, Consumers leases a fleet of railcars and has transportation contracts with various companies to provide rail services for delivery of purchased coal to Consumers’ generating facilities. Consumers’ coal transportation contracts are future commitments and expire on various dates through 2025; payment obligations under these contracts totaled $213 million at December 31, 2023.
Electric Utility Competition: Consumers’ electric utility business is subject to actual and potential competition from many sources, in both the wholesale and retail markets, as well as in electric generation, electric delivery, and retail services.
Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At December 31, 2023, electric deliveries under the ROA program were at the ten‑percent limit. Fewer than 300 of Consumers’ electric customers purchased electric generation service under the ROA program. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties.
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

Consumers Gas Utility
Gas Utility Operations: Consumers’ gas utility operations, which include the purchase, transmission, storage, distribution, and sale of natural gas, generated operating revenue of $2.4 billion in 2023, $2.7 billion in 2022, and $2.1 billion in 2021. Consumers’ gas utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.
Presented in the following illustration is Consumers’ 2023 gas utility operating revenue of $2.4 billion by customer class:

Other: 5%
Industrial: 5%
GCC: 15%
Residential 60%
Commercial: 15%

Consumers’ gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.
In 2023, deliveries of natural gas through Consumers’ pipeline and distribution network, including off-system transportation deliveries, totaled 375 bcf, which included GCC deliveries of 31 bcf. In 2022, deliveries of natural gas through Consumers’ pipeline and distribution network, including off-system transportation deliveries, totaled 391 bcf, which included GCC deliveries of 34 bcf. Consumers’ gas utility operations are seasonal. The consumption of natural gas increases in the winter, due primarily to colder temperatures and the resulting use of natural gas as heating fuel. Consumers injects natural gas into storage during the summer months for use during the winter months. During 2023, 45 percent of the natural gas supplied to all customers during the winter months was supplied from storage.

Presented in the following illustration are Consumers’ monthly weather-normalized natural gas deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including GCC deliveries, during 2023 and 2022:

60
50
40
30
20
10
0
Total bcf per Month
January
February
March
April
May
June
July
August
September
October
November
December
2022
2023

Gas Utility Properties: Consumers’ gas transmission, storage, and distribution system consists of:
•2,371 miles of transmission lines
•15 gas storage fields with a total storage capacity of 309 bcf and a working gas volume of 154 bcf
•28,277 miles of distribution mains
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

Gas Utility Supply: In 2023, Consumers purchased 85 percent of the gas it delivered from U.S. suppliers. The remaining 15 percent was purchased from authorized GCC suppliers and delivered by Consumers to customers in the GCC program. Presented in the following illustration are the supply arrangements for the gas Consumers delivered to GCC and GCR customers during 2023:

GCC suppliers: 15%
GCR firm city-gate contracts: 48%
GCR firm gas transportation contracts: 37%

Firm city-gate and firm gas transportation contracts are those that define a fixed amount, price, and delivery time frame. Consumers’ firm gas transportation contracts are with Panhandle Eastern Pipe Line Company and Trunkline Gas Company, LLC, each a non‑affiliated company. Under these contracts, Consumers purchases and transports gas to Michigan for ultimate delivery to its customers. Consumers’ firm gas transportation contracts expire on various dates through 2028 with planned contract volumes providing 34 percent of Consumers’ total forecasted gas supply requirements for 2024. Consumers purchases the balance of its required gas supply under firm city-gate contracts and through authorized suppliers under the GCC program.
Gas Utility Competition: Competition exists in various aspects of Consumers’ gas utility business. Competition comes from GCC and transportation programs; system bypass opportunities for new and existing customers; and from alternative fuels and energy sources, such as propane, oil, and electricity.

NorthStar Clean Energy—Non-utility Operations and Investments
NorthStar Clean Energy, through various subsidiaries and certain equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production. NorthStar Clean Energy’s operating revenue was $297 million in 2023, $445 million in 2022, and $308 million in 2021.
Independent Power Production: Presented in the following table is information about the independent power plants in which CMS Energy had an ownership interest at December 31, 2023:

Location	Ownership Interest (%)	Primary Fuel Type	Gross Capacity (MW)	[1]	2023 Net Generation (GWh)
Dearborn, Michigan	100	Natural gas	770		5,178
Jackson County, Arkansas[2]	100	Solar	180		62
Gaylord, Michigan	100	Natural gas	134		10
Paulding County, Ohio	100	Wind	100		279
Comstock, Michigan	100	Natural gas	76		189
Delta Township, Michigan	100	Solar	24		39
Phillips, Wisconsin	100	Solar	3		4
Paulding County, Ohio	100	Solar and storage	3		1
Coke County, Texas	51	Wind	525		1,824
Filer City, Michigan	50	Coal	73		318
New Bern, North Carolina	50	Wood waste	50		310
Flint, Michigan	50	Wood waste	40		113
Grayling, Michigan	50	Wood waste	38		134
Total			2,016		8,461
1Represents the intended full-load sustained output of each plant. The amount of capacity relating to CMS Energy’s ownership interest was 1,658 MW and net generation relating to CMS Energy’s ownership interest was 7,130 GWh at December 31, 2023.
2This project began operations in October 2023.
The operating revenue from independent power production was $64 million in 2023, $58 million in 2022, and $48 million in 2021.
Energy Resource Management: CMS ERM purchases and sells energy commodities in support of CMS Energy’s generating facilities with a focus on optimizing CMS Energy’s independent power production portfolio. In 2023, CMS ERM marketed two bcf of natural gas and 6,828 GWh of electricity. Electricity marketed by CMS ERM was generated by independent power production of NorthStar Clean Energy and by unrelated third parties. CMS ERM’s operating revenue was $233 million in 2023, $387 million in 2022, and $260 million in 2021.
NorthStar Clean Energy Competition: NorthStar Clean Energy competes with other independent power producers. The needs of this market are driven by electric demand and the generation available.

CMS Energy and Consumers Regulation
CMS Energy, Consumers, and their subsidiaries are subject to regulation by various federal, state, and local governmental agencies, including those described in the following sections. If CMS Energy, Consumers, or their subsidiaries failed to comply with applicable laws and regulations, they could become subject to fines, penalties, or disallowed costs, or be required to implement additional compliance, cleanup, or remediation programs, the cost of which could be material. For more information on the potential impacts of government regulation affecting CMS Energy, Consumers, and their subsidiaries, see Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook, and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters.
FERC and NERC
CMS Energy and its affiliates and subsidiaries are subject to regulation by FERC in a number of areas. FERC regulates certain aspects of Consumers’ electric business, including, but not limited to, compliance with FERC accounting rules, wholesale electric and transmission rates, operation of licensed hydroelectric generating plants, corporate mergers and the sale and purchase of certain assets, issuance of securities, and conduct among affiliates. FERC also regulates the tariff rules and procedures administered by MISO and other independent system operators/regional transmission organizations, including wholesale electric markets and interconnection of new generating facilities to the transmission system. FERC, in connection with NERC and with regional reliability organizations, also regulates generation and transmission owners and operators, load-serving entities, and others with regard to reliability of the bulk power system.
FERC also regulates limited aspects of Consumers’ gas business, principally compliance with FERC capacity release rules, shipping rules, the prohibition of certain buy/sell transactions, and the price-reporting rule.
FERC also regulates holding company matters, interlocking directorates, and other issues affecting CMS Energy. In addition, similar to FERC’s regulation of Consumers’ electric and gas businesses, FERC has jurisdiction over several independent power plants, PURPA-qualifying facilities, and exempt wholesale generators in which NorthStar Clean Energy has ownership interests, as well as over NorthStar Clean Energy itself, CMS ERM, CMS Gas Transmission, and DIG.
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
Energy Legislation
In November 2023, Michigan enacted the 2023 Energy Law, which among other things:
•raises the renewable energy standard from the present 15-percent requirement to 50 percent by 2030 and 60 percent by 2035; renewable energy generated anywhere within MISO may be applied to meeting this standard, with certain limitations
•sets a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero-carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, are considered clean energy sources under this standard
•authorizes the MPSC to grant extensions of the clean energy or renewable energy standards deadlines if compliance is not practically feasible, would be excessively costly to customers, or would cause reliability issues
•increases the energy waste reduction requirement for electric utilities to achieve annual reductions in customers’ electricity use from the present one-percent reduction requirement to 1.5 percent beginning in 2026; beyond this requirement, the law sets a goal of a two-percent reduction and requires that such goal be incorporated into in an electric utility’s integrated resource plan modeling scenarios
•increases the energy waste reduction requirement for gas utilities to achieve annual reductions in customers’ gas use from the present 0.75-percent reduction requirement to 0.875 percent beginning in 2026
•enhances existing incentives for energy efficiency programs and returns earned on competitively bid PPAs
•creates a new energy storage standard that requires electric utilities to file plans by 2029 to obtain new energy storage that will contribute to a Michigan target of 2,500 MW based on their pro rata share
•expands the statutory cap on distributed generation resources to ten percent
•expands the MPSC’s scope of considerations in integrated resource plans to include affordability, greenhouse gas emissions, environmental justice considerations, the effects on human health, and other environmental concerns
•provides the MPSC siting authority over large renewable energy projects
Consumers is required to file updates to its amended renewable energy plan before or in 2025 and its Clean Energy Plan before or in 2027. Together, these updated plans will outline a path to meeting the requirements of the 2023 Energy Law by focusing on increasing the generation of renewable energy, deploying energy storage, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times.

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
Under its Clean Energy Plan, Consumers will eliminate the use of coal-fueled generation in 2025 and currently forecasts renewable energy capacity levels of over 60 percent in 2040. For additional information on Consumers’ Clean Energy Plan, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties.
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
Encompassing both its electric and gas businesses, Consumers has set a net-zero greenhouse gas emissions target by 2050. This goal incorporates greenhouse gas emissions from Consumers’ natural gas delivery system, including suppliers and customers, and has an interim goal of reducing customer emissions by 20 percent by 2030. Consumers expects to meet this goal through carbon offset measures, renewable natural gas, energy efficiency and demand response programs, and the adoption of cost-effective emerging technologies once proven and commercially available.
CMS Energy’s and Consumers’ commitment to protecting the environment extends to advancing the principles of environmental justice in current and future operations. These principles center on protecting communities impacted by the companies’ operations, especially those communities that are most vulnerable and may have suffered disparate impacts of environmental harm.
Advancing environmental justice comes in a variety of forms. For example, Consumers has conducted an environmental justice analysis to help understand the environmental impacts of its clean energy transformation. Similarly, Consumers is using an environmental justice screening tool provided by the State of Michigan in the planning of improvements to the electric distribution system, including prioritizing investments in more vulnerable communities.

A core tenet of environmental justice is inviting the input of the stakeholders in the local communities where CMS Energy and Consumers operate and invest. The companies are committed to maintaining a transparent dialogue when developing projects, whether in new or existing areas of operation.
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
Costs related to the construction, operation, corrective action, and closure of solid waste disposal facilities for coal ash are significant. Consumers’ coal ash disposal areas are regulated under Michigan’s solid waste rules and by the EPA’s rules regulating CCRs. To address some of the requirements of these rules, Consumers has converted all of its fly ash handling systems to dry systems. In addition, Consumers’ ash facilities have programs designed to protect the environment and are subject to quarterly EGLE inspections. Consumers’ estimate of capital and cost of removal expenditures to comply with regulations relating to ash disposal is $238 million from 2024 through 2028. Consumers’ future costs to comply with solid waste disposal regulations may vary depending on future legislation, litigation, executive orders, treaties, or rulemaking.
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

Human Capital
CMS Energy and Consumers employ a highly trained and skilled workforce comprised of union and non‑union employees. Presented in the following table are the number of employees of CMS Energy and Consumers:

December 31	2023	2022	2021
CMS Energy, including Consumers
Full-time and part-time employees	8,356	9,073	9,122
Consumers
Full-time and part-time employees	8,144	8,879	8,927
At December 31, 2023, unions represented 44 percent of CMS Energy’s employees and 45 percent of Consumers’ employees. The UWUA represents Consumers’ operating, maintenance, construction, and customer contact center employees. The USW represents Zeeland plant employees. The UWUA and USW agreements expire in 2025.
The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. On an annual basis, CMS Energy and Consumers set various safety goals tied to the OSHA recordable incident rate and high-risk injuries. The companies’ OSHA recordable incident rate was 1.48 in 2023 and 1.17 in 2022. The target recordable incident rate for 2024 is 0.96, which, if achieved, would place Consumers within the first quartile of its EEI peer group. Over the last ten years, Consumers’ OSHA recordable incident rate has decreased by 20 percent. High-risk injuries encompass all recordable and non-recordable incidents with the potential for serious injury or fatality. In 2023, the companies recorded ten high-risk injuries, achieving their goal of less than 20 high-risk injuries.
Within the utility industry, there is strong competition for rare, high-demand talent, including those related to renewable energy generation, technology, and data analytics. In order to address this competition and to be able to meet their human capital needs, CMS Energy and Consumers provide compensation and benefits that are competitive with industry peers. Furthermore, CMS Energy and Consumers have developed a comprehensive talent strategy, the People Strategy, to attract, develop, and retain highly skilled employees. The strategy focuses on three areas, which are summarized below. The first two areas listed below focus on creating an environment that attracts and retains top talent and ensuring that all co-workers can thrive and contribute to the companies’ mission and purpose.
•Cultivating a Purpose-driven Culture: This goal aims to ensure all co-workers understand how their work contributes to CMS Energy’s and Consumers’ key strategic goals.
•Creating a Breakthrough Employee Experience: A breakthrough employee experience is one that instills pride and ownership in one’s work. To measure progress toward a breakthrough employee experience, CMS Energy and Consumers assess engagement, empowerment, and diversity, equity, and inclusion efforts using the companies’ culture index. For the year ended December 31, 2023, the companies attained a score of 61 percent positive sentiment for engagement, 48 percent positive sentiment for empowerment, and 65 percent positive sentiment for diversity, equity, and inclusion. CMS Energy and Consumers aim to enhance these scores by two percentage points year over year.

•Building Skill Sets at Scale: With an overarching goal of ensuring employees have the right skills to succeed, CMS Energy and Consumers measure progress in this area through achievement of workforce planning and hiring milestones and through a first-time skill attainment index to evaluate the effectiveness of training. CMS Energy and Consumers develop skill sets in co‑workers through a variety of means, including union apprenticeship programs and yearly trainings for newly required skills. In 2023, CMS Energy and Consumers launched two new leadership development programs for mid-level and front-line leaders.
This talent strategy allows CMS Energy and Consumers to shape employees’ experience and enable leaders to coach and develop co‑workers, source talent, and anticipate and adjust to changing skill sets in the business environment.
Diversity, Equity, and Inclusion
As a part of their People Strategy, CMS Energy and Consumers also employ a comprehensive diversity, equity, and inclusion strategy designed to embed diversity, equity, and inclusion into all aspects of their business. This is done through embedding standards for diversity, equity, and inclusion into all company processes and ensuring these standards are incorporated into all employee experiences. To measure their success, CMS Energy and Consumers utilize select questions in the annual engagement survey to create a diversity, equity, and inclusion index. For the year ended December 31, 2023, the diversity, equity, and inclusion index score was 65 percent.
CMS Energy and Consumers are committed to building an inclusive workplace that embraces the diverse makeup of the communities that they serve. The following table presents the composition of CMS Energy’s and Consumers’ workforce:

December 31, 2023	CMS Energy, including Consumers	Consumers
Percent female employees	26%	26%
Percent racially or ethnically diverse employees	13	13
Percent employees with disabilities	4	5
Percent veteran employees	11	11

Co‑workers are also empowered to engage in business employee resource groups and events that encourage candid conversations around diversity, equity, and inclusion. There are seven business employee resource groups available to all co‑workers; these groups are:
•Women in Energy, working toward an inclusive place for all women in the fields they have chosen, from front line to management
•the Minority Advisory Panel, promoting a culture of diversity and inclusion among all racial and ethnic minorities through education, leadership, development, and networking
•the Veteran’s Advisory Panel, supporting former and active military personnel and assisting in recruiting and retaining veterans through career development
•GEN-ERGY, a multigenerational group designed to bridge the gap of learning, networking, and mentoring across the generations of the workforce
•the Pride Alliance of Consumers Energy, promoting an inclusive environment that is safe, supportive, and respectful for lesbian, gay, bi-sexual, and transgender persons and allies
•capABLE, aimed at removing barriers and creating pathways to meaningful work for employees of all abilities
•Interfaith, a space for co‑workers of all backgrounds to gather and celebrate their unique beliefs, creating an environment of understanding and respect for all faiths, religions, and spiritual beliefs, including those with no faith affiliation

Information About CMS Energy’s and Consumers’ Executive Officers
Presented in the following table are the company positions held during the last five years for each of CMS Energy’s and Consumers’ executive officers as of February 8, 2024:

Name, Age, Position(s)	Period
Garrick J. Rochow (age 49)
CMS Energy
President, CEO, and Director	12/2020 – Present
Executive Vice President	1/2020 – 12/2020
Senior Vice President	7/2016 – 1/2020
Consumers
President, CEO, and Director	12/2020 – Present
Executive Vice President	1/2020 – 12/2020
Senior Vice President	7/2016 – 1/2020
NorthStar Clean Energy
Chairman of the Board, CEO, and Director	12/2020 – Present
Rejji P. Hayes (age 49)
CMS Energy
Executive Vice President and CFO	5/2017 – Present
Consumers
Executive Vice President and CFO	5/2017 – Present
NorthStar Clean Energy
Executive Vice President, CFO, and Director	5/2017 – Present
EnerBank
Chairman of the Board and Director	10/2018 – 10/2021
Tonya L. Berry (age 51)
CMS Energy
Senior Vice President	2/2022 – Present
Consumers
Senior Vice President	2/2022 – Present
Vice President	11/2018 – 2/2022
Catherine A. Hendrian (age 55)
CMS Energy
Senior Vice President	4/2017 – Present
Consumers
Senior Vice President	4/2017 – Present

Name, Age, Position(s)	Period
Brandon J. Hofmeister (age 47)
CMS Energy
Senior Vice President	7/2017 – Present
Consumers
Senior Vice President	7/2017 – Present
NorthStar Clean Energy
Senior Vice President	9/2017 – Present
Shaun M. Johnson (age 45)
CMS Energy
Senior Vice President and General Counsel	5/2019 – Present
Vice President and Deputy General Counsel	4/2016 – 5/2019
Consumers
Senior Vice President and General Counsel	5/2019 – Present
Vice President and Deputy General Counsel	4/2016 – 5/2019
NorthStar Clean Energy
Senior Vice President, General Counsel, and Director	4/2019 – Present
Vice President and General Counsel	10/2018 – 4/2019
EnerBank
Senior Vice President and General Counsel	8/2018 – 6/2020
Venkat Dhenuvakonda Rao (age 53)
CMS Energy
Senior Vice President	9/2016 – Present
Consumers
Senior Vice President	9/2016 – Present
NorthStar Clean Energy
Director	11/2017 – Present
Senior Vice President	9/2016 – Present
Brian F. Rich (age 49)
CMS Energy
Senior Vice President and Chief Customer Officer	8/2019 – Present
Senior Vice President and Chief Information Officer	7/2016 – 8/2019
Consumers
Senior Vice President and Chief Customer Officer	8/2019 – Present
Senior Vice President and Chief Information Officer	7/2016 – 8/2019
LeeRoy Wells, Jr. (age 45)
CMS Energy
Senior Vice President	12/2020 – Present
Consumers
Senior Vice President	12/2020 – Present
Vice President	8/2017 – 12/2020

Name, Age, Position(s)	Period
Scott B. McIntosh (age 48)
CMS Energy
Vice President, Controller, and CAO	9/2021 – Present
Vice President and Controller	6/2021 – 9/2021
Vice President	9/2015 – 6/2021
Consumers
Vice President, Controller, and CAO	9/2021 – Present
Vice President and Controller	6/2021 – 9/2021
Vice President	9/2015 – 6/2021
NorthStar Clean Energy
Vice President, Controller, and CAO	9/2021 – Present
Vice President and Controller	6/2021 – 9/2021
Vice President	9/2015 – 6/2021
There are no family relationships among executive officers and directors of CMS Energy or Consumers. The list of directors and their biographies will be included in CMS Energy’s and Consumers’ definitive proxy statement for their 2024 Annual Meetings of Shareholders to be held May 3, 2024. The term of office of each of the executive officers extends to the first meeting of the Board after the next annual election of Directors of CMS Energy and Consumers (to be held on May 3, 2024).
Available Information
CMS Energy’s internet address is www.cmsenergy.com. CMS Energy routinely posts important information on its website and considers the Investor Relations section, www.cmsenergy.com/investor-relations, a channel of distribution for material information. Information contained on CMS Energy’s website is not incorporated herein. CMS Energy’s and Consumers’ annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible free of charge on CMS Energy’s website. These reports are available soon after they are electronically filed with the SEC. Also on CMS Energy’s website are CMS Energy’s and Consumers’:
•Corporate Governance Principles
•Articles of Incorporation
•Bylaws
•Charters and Codes of Conduct (including the Charters of the Audit Committee, Compensation and Human Resources Committee, Finance Committee, and Governance, Sustainability and Public Responsibility Committee, as well as the Employee, the Board, and Third Party Codes of Conduct)
CMS Energy will provide this information in print to any stockholder who requests it.
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
Disruptions in the capital and credit markets, or the inability to obtain required regulatory authorization for issuances of securities including debt, could adversely affect CMS Energy’s and Consumers’ access to liquidity needed for their businesses. Any liquidity disruption could require CMS Energy and Consumers to take measures to conserve cash including, but not limited to, deferring capital expenditures, changing commodity purchasing strategies to avoid collateral-posting requirements, and reducing or eliminating future share repurchases, dividend payments, or other discretionary uses of cash.
Entering into new financings is subject in part to capital market receptivity to utility industry securities in general and to CMS Energy’s and Consumers’ securities in particular. CMS Energy and Consumers continue to explore financing opportunities to supplement their respective financial strategies. These potential opportunities include refinancing and/or issuing new debt, issuing CMS Energy preferred stock and/or common equity, or entering into commercial paper, bank financing, and leasing arrangements. CMS Energy and Consumers cannot guarantee the capital markets’ acceptance of their securities. CMS Energy and Consumers may also, from time to time, repurchase (either in open market transactions or through privately negotiated transactions), redeem, or otherwise retire outstanding debt. Such activities, if any, will depend on prevailing market conditions, contractual restrictions, and other factors. The amounts involved may or may not be material.
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
Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. The proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is over ten percent. Consumers’ rates are regulated by the MPSC, while alternative electric suppliers charge market-based rates, putting competitive pressure on Consumers’ electric supply. Groups are advocating for an ROA-like community solar system that allows third parties to sell directly to customers and offer them a regulated bill credit. If the ROA limit were increased, this new ROA-like community solar system were allowed, or electric generation service in Michigan were deregulated, it could have a material adverse effect on CMS Energy and Consumers.
Distributed energy resources could have a material adverse effect on CMS Energy’s and Consumers’ businesses.
Michigan law allows customers to use distributed energy resources for their electric energy needs. These distributed energy resources are connected to Consumers’ electric grid. The 2023 Energy Law increases the cap on distributed generation to ten percent of utilities’ peak loads. It also specifies an inflow and outflow rate method that must be implemented by the MPSC and provides federal funding for low-income distributed generation. Recent FERC policy allows many customer-owned behind-the-meter and grid-connected distributed energy resources to participate in and receive revenue from wholesale electricity markets. Increased customer use of distributed energy resources could result in a reduction of Consumers’ electric sales. Third parties’ operations of distributed energy resources could also potentially have a negative impact on the stability of the grid. An increase in customers’ use of distributed energy resources, and the rate structure for distributed energy resources customers’ use of Consumers’ system and Consumers’ purchases of their excess generation, could have a material adverse effect on CMS Energy and Consumers.
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
Orders of the MPSC could limit recovery of costs of providing service. These orders could also result in adverse regulatory treatment of other matters. For example, MPSC orders could prevent or curtail Consumers from shutting off non‑paying customers or could prevent or limit the implementation of an electric or gas revenue mechanism. Regulators could face competitive or political pressures to avoid or limit rate increases for a number of reasons, including economic downturn in the state, reliability and economic justice concerns, or decreased customer base, among others.
FERC authorizes certain subsidiaries of CMS Energy, including Consumers, to sell wholesale electricity at market-based rates and to provide certain other wholesale electric services at rates and terms subject to FERC approval. Failure of these subsidiaries to maintain this FERC authority could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. Electric transmission and natural gas pipeline rates paid by Consumers and other CMS Energy subsidiaries are also set by FERC, as are the tariff terms governing the participation of Consumers and other CMS Energy subsidiaries in FERC-regulated wholesale electricity markets operated by regional transmission organizations and independent system operators such as MISO and PJM. At least one CMS Energy subsidiary participates in the wholesale electricity markets operated by ERCOT, over which FERC has limited control.
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
CMS Energy and certain of its subsidiaries, including Consumers, are subject to, or affected by, extensive utility regulation and state and federal legislation. If it were determined that CMS Energy or Consumers failed to comply with applicable laws and regulations or with applicable tariff provisions, they could become subject to fines, penalties, or disallowed costs, or be required to implement additional compliance, cleanup, or remediation programs, the cost of which could be material. CMS Energy and Consumers cannot predict the impact of new laws, rules, regulations, principles, or practices by federal or state agencies or wholesale electricity market operators, or challenges or changes to present laws, rules, regulations, principles, or practices and the interpretation of any adoption or change. Furthermore, any state or federal legislation concerning CMS Energy’s or Consumers’ operations could also have a material adverse effect.
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
Consumers has announced a long-term strategy for delivering clean, reliable, resilient, and affordable energy, including a plan to end coal use in 2025. The MPSC, FERC, other regulatory authorities, or other third parties may prohibit, delay, or impair some or all of Consumers’ planned acquisitions of owned or purchased electric generation capacity. Consumers may be unable to acquire, site, and/or permit some or all of the generation capacity proposed in its plan. Consumers’ ability to implement its plan may be affected by environmental regulations, global supply chain disruptions, and changes in the cost, availability, and supply of generation capacity. While CMS Energy and Consumers continue to advocate for advances in technologies required to reduce or eliminate greenhouse gases on a cost-effective basis, such advances are largely outside of CMS Energy’s and Consumers’ control. Advancements in technology related to items such as battery storage and electric vehicles may not become commercially available or economically feasible as projected. Customer programs such as energy efficiency and demand response may not realize the projected levels of customer participation.
Consumers has also announced its Natural Gas Delivery Plan, a rolling ten‑year investment plan to deliver safe, reliable, clean, and affordable natural gas to customers. This plan includes accelerated infrastructure replacements, innovative leak detection technology, and process changes to reduce or eliminate methane emissions. The MPSC, FERC, other regulatory authorities, or other third parties may prohibit, delay, or impair the Natural Gas Delivery Plan and some or all of the associated capital investments. Consumers’ ability to implement its plan may be affected by environmental regulations, global supply chain disruptions, and changes in the cost, availability, and supply of natural gas or the ability to deliver natural gas to customers. Advancements in technology related to items such as renewable natural gas may not become commercially available or economically feasible as projected in Consumers’ plan.
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
CMS Energy and Consumers are subject to costly and stringent environmental regulations that may require additional significant capital expenditures for CCR disposal and storage, emission reductions, and PCB remediation. In addition, regulatory action on PFAS at the state and/or federal level could cause CMS Energy and Consumers to further test and remediate some sites if PFAS is present at certain levels. Present and reasonably anticipated state and federal environmental statutes and regulations will continue to have a material effect on CMS Energy and Consumers.
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
The following risks related to climate change, emissions, and environmental regulations could also have a material adverse impact on CMS Energy and Consumers:
•a change in regulators’ implementation of policy or litigation originated by third parties against CMS Energy or Consumers due to CMS Energy’s or Consumers’ greenhouse gas or other emissions or CCR disposal and storage
•impairment of CMS Energy’s or Consumers’ reputation due to their greenhouse gas or other emissions and public perception of their response to potential environmental regulations, rules, and legislation
•weather that may affect customer demand, company operations, or company infrastructure, including catastrophic weather-related damage and extreme temperatures; natural disasters such as severe storms, floods, and droughts; fires; or smoke
•implementation of state or federal environmental justice requirements
Consumers expects to collect fully from its customers, through the ratemaking process, expenditures incurred to comply with environmental regulations, but cannot guarantee this outcome. If Consumers were unable to recover these expenditures from customers in rates, CMS Energy or Consumers could be required to seek significant additional financing to fund these expenditures.
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
A delay or failure by CMS Energy or Consumers to obtain or maintain any necessary environmental permits or approvals to satisfy any applicable environmental regulatory requirements or install emission or pollution control equipment could:
•prevent the construction of new facilities
•prevent the continued operation of and sale of energy from existing facilities
•modify the way in which a facility is operated
•prevent the suspension of operations at existing facilities
•prevent the modification of existing facilities
•result in significant additional costs, including fines or penalties
CMS Energy and Consumers expect to incur additional substantial costs related to environmental remediation of former sites.
Consumers expects to incur additional substantial costs related to the remediation of its former MGP sites and other response activity costs at a number of other former sites, including, but not limited to, sites of retired coal-fueled electric generating units, under NREPA, RCRA, and CERCLA. Consumers believes these costs should be recoverable in rates, but cannot guarantee that outcome.

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
Consumers’ planned investments include the construction or acquisition of electric generation, electric and gas infrastructure, conversions and expansions, environmental controls, electric grid modernization technology, and other electric and gas investments to upgrade delivery systems, as well as decommissioning of older facilities. The success of these capital investments depends on or could be affected by a variety of factors that include, but are not limited to:
•effective pre-acquisition evaluation of asset values, future operating costs, potential environmental and other liabilities, and other factors beyond Consumers’ control
•effective cost and schedule management of new capital projects
•availability of qualified construction personnel, both internal and contracted
•changes in commodity and other prices, applicable tariffs, and/or material and equipment availability
•governmental actions
•operational performance
•changes in environmental, legislative, and regulatory requirements
•regulatory cost recovery
•inflation of labor rates and material and equipment prices
•supply chain disruptions and increased lead times
•barriers to accessing key materials for renewable projects (solar, battery, and other key equipment) created by geopolitical relations
It is possible that adverse events associated with these factors could have a material adverse effect on Consumers.
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
Technology advances, government incentives and subsidies, and regulatory decisions could increase the cost effectiveness of customer-owned methods of producing electricity and managing energy use resulting in reduced load, cross subsidization, and increased costs.
Customers could also reduce their consumption through energy waste reduction programs. Similarly, customers could also reduce their consumption of natural gas through alternative technologies or fuels or through electrification.
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
In the regular course of business, CMS Energy and Consumers handle a range of sensitive confidential security and customer information. In addition, CMS Energy and Consumers operate in a highly regulated industry that requires the continued operation of sophisticated information and control technology systems and network infrastructure. Despite implementation of security measures, technology systems, including disaster recovery and backup systems, are vulnerable to failure, cyber crime, unauthorized access, and being disabled. These events could impact the reliability of electric generation and electric and gas delivery and also subject CMS Energy and Consumers to financial harm. Cyber crime, which includes the use of malware, ransomware, computer viruses, and other means for disruption or unauthorized access against companies, including CMS Energy and Consumers, is increasing in frequency, scope, and potential impact. While CMS Energy and Consumers have not been subject to cyber incidents that have had a material impact on their operations to date, their security measures in place may be insufficient to prevent a major cyber incident in the future. If technology systems, including disaster recovery and backup systems, were to fail or be breached, CMS Energy and Consumers might not be able to fulfill critical business functions, and sensitive confidential and proprietary data could be compromised. In addition, because CMS Energy’s and Consumers’ generation, transmission, and distribution systems are part of an interconnected system, a disruption caused by a cyber incident at another utility, electric generator, system operator, or commodity supplier could also adversely affect CMS Energy or Consumers.
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
Consumers’ electric and gas delivery systems, power plants, gas infrastructure including storage facilities, wind energy or solar equipment, energy products, vehicle fleets and equipment, or other assets; the independent power plants or other assets and equipment owned in whole or in part by CMS Energy; or CMS Energy or Consumers employees could be involved in incidents, failures, or accidents that result in injury, loss of life, or property loss to customers, employees, or the public. Although CMS Energy and Consumers have insurance coverage for many potential incidents (subject to deductibles, limitations, and self-insurance amounts that could be material), depending upon the nature or severity of any incident, failure, or accident, CMS Energy or Consumers could suffer financial loss, reputational damage, and negative repercussions from regulatory agencies or other public authorities.
CMS Energy and Consumers are subject to risks that are beyond their control, including but not limited to natural disasters, civil unrest, terrorist attacks and related acts of war, cyber incidents, vandalism, and other catastrophic events.
Natural disasters, severe weather, extreme temperatures, fires, smoke, flooding, wars, terrorist acts, civil unrest, vandalism, theft, cyber incidents, pandemics, and other catastrophic events could result in severe damage to CMS Energy’s and Consumers’ assets beyond what could be recovered through insurance policies (which are subject to deductibles, limitations, and self-insurance amounts that could be material), could require CMS Energy and Consumers to incur significant upfront costs, and could severely disrupt operations, resulting in loss of service to customers. There is also a risk that regulators could, after the fact, conclude that Consumers’ preparedness or response to such an event was inadequate and take adverse actions as a result.
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
At December 31, 2023, unions represent 45 percent of Consumers’ employees. Consumers’ union agreements expire in 2025. If these employees were to engage in a strike, work stoppage, or other slowdown, Consumers could experience a significant disruption in its operations and higher ongoing labor costs.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Enterprise Risk Management: CMS Energy and Consumers manage security risks, including cybersecurity risks, through a robust enterprise risk management program that includes people, processes, technology, and governance structures. The enterprise risk management program identifies risks that may significantly impact the business and informs the companies’ risk-mitigation strategies. The enterprise risk management program is reviewed with the Board at least annually.
Cybersecurity Program: CMS Energy’s and Consumers’ security function, led by the Executive Director of Security, is an integrated organization accountable for cyber and physical security and is subject to various state, federal, and industry cybersecurity, physical security, and privacy regulations. Their cybersecurity program is responsible for assessing, identifying, and managing risks from cybersecurity threats using industry frameworks, as well as best practices developed by government and industry partners. All employees and contractors are required to complete annual trainings on a variety of security-related topics. Additionally, the companies continuously upgrade technological investments designed to prevent, detect, and respond to attacks. The companies’ electric, natural gas, and corporate systems each follow standards, controls, and requirements designed to maintain compliance with applicable regulations and standards, such as MPSC, NERC critical infrastructure protection, and payment card industry regulations. Technology projects and third-party service providers are reviewed for adherence to cybersecurity requirements.
CMS Energy’s and Consumers’ cybersecurity program focuses on finding and remediating vulnerabilities in their systems. The companies use third-party firms for penetration testing, audits, and assessments, and conduct exercises to practice their response to simulated events. The companies also have a dedicated, proactive function focused fully on monitoring CMS Energy’s and Consumers’ systems and responding when issues occur. This includes regular information sharing with industry partners, peer utilities, and state and federal partners. The companies’ incident response plan outlines the individuals responsible, the methods employed, and the timeline for notifying state and federal governmental agencies. The companies retain a third-party cybersecurity firm to assist with potentially significant incidents and have invested in cybersecurity insurance to offset costs incurred from any such incidents. To manage cybersecurity risks associated with the companies’ use of third-party service providers, the companies incorporate security requirements into contracts, when deemed applicable, and pursue third-party security certifications for vendors with a higher risk profile.
CMS Energy and Consumers have experienced no material cybersecurity incidents; however, future cybersecurity incidents could materially affect their business strategy, results of operations, or financial condition. For additional details regarding these and other uncertainties, see Item 1A. Risk Factors.
Management’s Role: The Executive Director of Security has 25 years of information technology and security experience. To enhance governance, the Executive Director of Security reports to the Senior Vice President and Chief Customer Officer, who has extensive experience overseeing cybersecurity and has had executive oversight of the security function for nine years at CMS Energy and Consumers. Prior to joining CMS Energy, this officer served as Vice President of Business Technology at Pacific Gas & Electric Company, a non-affiliated company. The Executive Director of Security is responsible for informing the CEO and other members of senior management, as necessary, about cybersecurity incidents, covering prevention, detection, mitigation, and remediation efforts as they are detected by the Executive Director’s team. Cyber incidents are managed using the companies’ standard process for critical events. In the event of such incidents, the Executive Director of Security communicates and collaborates with the officers of the companies and subject matter experts to address business continuity, contingency, and recovery plans. Senior management will notify the Board, including the Audit Committee, of any significant cybersecurity incidents.
Board Oversight: As part of the Board’s risk oversight process, senior management meets with the Board or Audit Committee at least twice annually to provide updates on and discuss cybersecurity. Such updates include a review of the companies’ cybersecurity strategy, a scan of the threat landscape, and recent performance. Additionally, cybersecurity risks are included in the Audit Committee’s risk oversight functions, which focus on operating and financial activities that could impact the companies’ financial and other disclosure reporting. The Audit Committee’s oversight involves reviewing and approving policies on risk assessment, controls, and accounting risk exposure. The Audit Committee also reviews internal audit reports regarding cybersecurity processes, and receives updates that focus on CMS Energy’s and Consumers’ cybersecurity program, mitigation of cybersecurity risks, and assessments by third-party experts. Of note, two members of the Board have extensive industry experience in cybersecurity and are on CMS Energy’s and Consumers’ Audit Committee.

Item 2.    Properties
Descriptions of CMS Energy’s and Consumers’ properties are found in the following sections of Item 1. Business, all of which are incorporated by reference in this Item 2:
•General—CMS Energy
•General—Consumers
•Business Segments—Consumers Electric Utility—Electric Utility Properties
•Business Segments—Consumers Electric Utility—Electric Utility Generation and Supply Mix
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
Part II
Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
CMS Energy
CMS Energy’s common stock is traded on the New York Stock Exchange under the symbol CMS. At January 12, 2024, the number of registered holders of CMS Energy’s common stock totaled 25,328, based on the number of record holders.
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

Comparison of Five‑year Cumulative Total Return

$200
$180
$160
$140
$120
$100
2018
2019
2020
2021
2022
2023
CMS Energy
S&P 500 Index
S&P 400 Utilities Index

	Five-Year Cumulative Total Return
Company/Index	2018	2019	2020	2021	2022	2023
CMS Energy	$100	$130	$130	$142	$142	$135
S&P 500 Index	100	131	156	200	164	207
S&P 400 Utilities Index	100	114	99	118	118	102
These cumulative total returns assume reinvestments of dividends.
Consumers
Consumers’ common stock is privately held by its parent, CMS Energy, and does not trade in the public market.

Issuer Repurchases of Equity Securities
CMS Energy repurchases common stock to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the PISP. The value of shares repurchased is based on the market price on the vesting date. Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1, 2023 to October 31, 2023	730	$52.87
November 1, 2023 to November 30, 2023	187	56.51
December 1, 2023 to December 31, 2023	2,042	58.37
Total	2,959	$56.90
As of December 31, 2023, CMS Energy has no other publicly announced plans or programs that permit the repurchase of equity securities.
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
CMS Energy’s Sustainability Report, which is available to the public, describes CMS Energy’s and Consumers’ progress toward world class performance measured in the areas of people, planet, and profit.
People: The people element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to their employees, their customers, the residents of local communities in which they do business, and other stakeholders.
The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. Over the last ten years, Consumers’ OSHA recordable incident rate has decreased by 20 percent.

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
CMS Energy and Consumers continue to focus on opportunities to protect the environment and reduce their carbon footprint from owned generation. CMS Energy, including Consumers, has decreased its combined percentage of electric supply (self-generated and purchased) from coal by 25 percentage points since 2015. Additionally, as a result of actions already taken through 2023, initial measurement data indicates Consumers has:
•reduced carbon dioxide emissions by nearly 40 percent since 2005
•reduced methane emissions by more than 25 percent since 2012
•reduced the volume of water used to generate electricity by more than 50 percent since 2012

•reduced landfill waste disposal by more than 1.8 million tons since 1992
•enhanced, restored, or protected more than 8,800 acres of land since 2017
Since 2005, Consumers has reduced its sulfur dioxide and particulate matter emissions by more than 95 percent and its NOx emissions by nearly 88 percent. Consumers began tracking mercury emissions in 2007; since that time, it has reduced such emissions by nearly 93 percent.
Presented in the following illustration are Consumers’ reductions in these emissions:

SO2, NOx, and PM Emissions (Tons)
105,000
90,000
75,000
60,000
45,000
30,000
15,000
0
Mercury Emissions (Lbs)
1,000
800
600
400
200
0
2005
2008
2011
2014
2017
2020
2023
Sulfur dioxide (SO2)
Nitrogen oxide (NOx)
Mercury
Particulate matter (PM)

In November 2023, Michigan enacted the 2023 Energy Law, which among other things:
•raises the renewable energy standard from the present 15-percent requirement to 50 percent by 2030 and 60 percent by 2035; renewable energy generated anywhere within MISO may be applied to meeting this standard, with certain limitations
•sets a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero-carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, are considered clean energy sources under this standard
•enhances existing incentives for energy efficiency programs and returns earned on competitively bid PPAs
•expands the statutory cap on distributed generation resources to ten percent
Consumers is required to file updates to its amended renewable energy plan before or in 2025 and its Clean Energy Plan before or in 2027. Together, these updated plans will outline a path to meeting the requirements of the 2023 Energy Law by focusing on increasing the generation of renewable energy, deploying energy storage, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times.

Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs and was most recently revised and approved by the MPSC in June 2022 under Michigan’s integrated resource planning process. The Clean Energy Plan outlines Consumers’ long-term strategy for delivering clean, reliable, resilient, and affordable energy to its customers, including plans to:
•end the use of coal-fueled generation in 2025, 15 years sooner than initially planned
•purchase the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity, allowing Consumers to continue to provide controllable sources of electricity to customers; this purchase was completed in May 2023
•solicit up to 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025
•expand its investment in renewable energy, adding nearly 8,000 MW of solar generation by 2040
Under the Clean Energy Plan, Consumers earns a return equal to its pre-tax weighted-average cost of capital on permanent capital structure on payments made under new competitively bid PPAs with non‑affiliated entities approved by the MPSC.
The Clean Energy Plan will allow Consumers to exceed its breakthrough goal of at least 50‑percent combined renewable energy and energy waste reduction by 2030.

Presented in the following illustration is Consumers’ 2021 capacity portfolio and its future capacity portfolio under its Clean Energy Plan. This illustration includes the effects of purchased capacity and customer programs and uses the nameplate capacity for all energy sources:

14%
12%
11%
26%
18%
8%
11%
30%
13%
9%
7%
31%
10%
43%
14%
9%
6%
19%
9%
50%
15%
11%
3%
21%
61%
15%
11%
3%
10%
2021
2025
2030
2035
2040
Renewable energy[1]
Customer programs[2]
Energy storage
One-time solicitation[3]
Natural gas
Coal
Nuclear
Oil/gas

1    Does not include RECs.
2    Includes energy waste reduction, demand response, and conservation voltage reduction programs.
3    These amounts and fuel sources will vary and are dependent on a one‑time competitive solicitation to acquire up to 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025.
In addition to Consumers’ plan to eliminate its use of coal-fueled generation in 2025, CMS Energy and Consumers have set the net‑zero emissions goals discussed below.
Net-zero methane emissions from natural gas delivery system by 2030: Under its Methane Reduction Plan, Consumers plans to reduce methane emissions from its system by about 80 percent, from 2012 baseline levels, by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset by purchasing and/or producing renewable natural gas. To date, Consumers has reduced methane emissions by more than 25 percent.
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

Net-zero greenhouse gas emissions target for the entire business by 2050: This goal incorporates greenhouse gas emissions from Consumers’ natural gas delivery system, including suppliers and customers, and has an interim goal of reducing customer emissions by 20 percent by 2030. Consumers expects to meet this goal through carbon offset measures, renewable natural gas, energy efficiency and demand response programs, and the adoption of cost-effective emerging technologies once proven and commercially available.
Additionally, to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers set the following targets in 2022:
•to enhance, restore, or protect 6,500 acres of land by 2026; through 2023, Consumers enhanced, restored, or protected more than 2,700 acres of land
•to reduce water usage by 1.5 billion gallons by 2026; through 2023, Consumers reduced water usage by more than 1.4 billion gallons
•to increase the rate of waste diverted from landfills (through waste reduction, recycling, and reuse) to 90 percent through 2023 from a baseline of 88 percent in 2021; during 2023, Consumers’ rate of waste diverted from landfills was 91 percent
CMS Energy and Consumers are monitoring numerous legislative, policy, and regulatory initiatives, including those to regulate and report greenhouse gases, and related litigation. While CMS Energy and Consumers cannot predict the outcome of these matters, which could affect them materially, they intend to continue to move forward with their clean and lean strategy.
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
In 2023, CMS Energy’s net income available to common stockholders was $877 million, and diluted EPS were $3.01. This compares with net income available to common stockholders of $827 million and diluted EPS of $2.85 in 2022. In 2023, gas and electric rate increases, operational cost performance, and gains on the extinguishment of debt were offset partially by lower gas and electric sales due primarily to unfavorable weather, higher service restoration costs attributable to storms, and higher interest charges. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Over the next five years, Consumers expects weather-normalized electric and gas deliveries to remain relatively stable compared to 2023. This outlook reflects the effects of energy waste reduction programs offset by modest growth in electric and gas demand.

Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service and positively impacting the triple bottom line of people, planet, and profit. During 2023, CMS Energy met all requirements for inclusion in the MSCI ESG Leaders Indexes; these indexes are designed to represent the performance of companies that have high environmental, social, and governance ratings relative to their sector peers. Additionally, Consumers:
•was selected to receive a $100 million grant from the U.S. Department of Energy to fund investments in its electric distribution system, improving the reliability of Michigan’s electric grid
•participated in the state’s economic development efforts that have resulted in commitments by large third-party manufacturers to construct facilities for electric vehicle batteries and battery components in Michigan
•announced plans for an 85-MW solar array to be constructed at the former D.E. Karn coal-generating facilities, which were retired earlier in 2023
•grew its voluntary large customer renewable energy program to approximately 365 MW
•opened a state-of-the-art natural gas training facility in Flint, Michigan that will facilitate employee training that is critical to keeping workers, customers, and the public safe
•announced plans to install more than 120 automatic transfer reclosers to improve electric reliability and help prevent power outages
•completed the first phase of its Mid-Michigan Pipeline Project, part of Consumers’ commitment to providing safe, reliable, and affordable natural gas to Michigan homes and businesses
•announced new efforts to install electric vehicle chargers at apartment buildings, condominiums, and overnight community locations across the state of Michigan
•was one of 15 recipients of the U.S. Department of Defense’s 2023 Secretary of Defense Employer Support Freedom Award, an honor to employers for support of National Guard and Reserve employees
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
Investment Plan: Over the next five years, Consumers expects to make significant expenditures on infrastructure upgrades, replacements, and clean generation. While it has a large number of potential investment opportunities that would add customer value, Consumers has prioritized its spending based on the criteria of enhancing public safety, increasing reliability, maintaining affordability for its customers, and advancing its environmental stewardship. Consumers’ investment program, which is subject to approval through general rate case proceedings, is expected to result in annual rate-base growth of more than seven percent. This rate-base growth, together with cost-control measures, should allow Consumers to maintain affordable customer prices.

Presented in the following illustration are Consumers’ planned capital expenditures through 2028 of $17.0 billion:

Clean generation
$3.4 billion
Electric distribution and other
$7.3 billion
Gas infrastructure
$6.3 billion

Of this amount, Consumers plans to spend $13.6 billion over the next five years primarily to maintain and upgrade its electric distribution systems and gas infrastructure in order to enhance safety and reliability, improve customer satisfaction, reduce energy waste on those systems, and facilitate its clean energy transformation. Electric distribution and other projects comprise $7.3 billion primarily to strengthen circuits and substations, replace poles, and interconnect clean energy resources. The gas infrastructure projects comprise $6.3 billion to sustain deliverability, enhance pipeline integrity and safety, and reduce methane emissions. Consumers also expects to spend $3.4 billion on clean generation, which includes investments in wind, solar, and hydroelectric generation resources.
Regulation: Regulatory matters are a key aspect of Consumers’ business, particularly rate cases and regulatory proceedings before the MPSC, which permit recovery of new investments while helping to ensure that customer rates are fair and affordable. Important regulatory events and developments not already discussed are summarized below.
2023 Gas Rate Case: In December 2023, Consumers filed an application with the MPSC seeking an annual rate increase of $136 million based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending September 30, 2025. The filing requests authority to recover new infrastructure investment and related costs that are expected to allow Consumers to continue to provide safe, reliable, affordable, and increasingly cleaner natural gas service.
2022 Gas Rate Case: In August 2023, the MPSC approved a settlement agreement authorizing an annual rate increase of $95 million, based on a 9.9‑percent authorized return on equity, effective October 1, 2023. The MPSC also authorized the use of a cost deferral mechanism that will allow Consumers to defer for future recovery or refund pension and OPEB expense above or below the amounts used to set existing rates.

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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
Years Ended December 31	2023	2022	Change
Net Income Available to Common Stockholders	$877	$827	$50
Basic Earnings Per Average Common Share	$3.01	$2.85	$0.16
Diluted Earnings Per Average Common Share	$3.01	$2.85	$0.16

In Millions
Years Ended December 31	2023	2022	Change
Electric utility	$550	$567	$(17)
Gas utility	315	378	(63)
NorthStar Clean Energy	67	34	33
Corporate interest and other	(55)	(152)	97
Net Income Available to Common Stockholders	$877	$827	$50
For a summary of net income available to common stockholders for 2022 versus 2021, as well as detailed changes by reportable segment, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, in the Form 10‑K for the fiscal year ended December 31, 2022, filed February 9, 2023.

Amounts in the following tables are presented pre-tax, with the exception of income tax changes.
Presented in the following table is a summary of changes to net income available to common stockholders for 2023 versus 2022:

In Millions
Year Ended December 31, 2022		$827
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$(103)
Gas sales	(130)
Electric rate increase	165
Gas rate increase	151
Lower other maintenance and operating expenses	108
Absence of 2022 voluntary revenue refunds, including one-time bill credit commitment[1]	37
Higher other income, net of expenses	21
Higher interest charges	(112)
Higher service restoration costs	(75)
Higher depreciation and amortization	(48)
Higher property taxes, reflecting higher capital spending, and other	(37)
2023 voluntary separation program expenses	(33)
Higher income tax expense	(24)
		$(80)
NorthStar Clean Energy		33
Corporate interest and other		97
Year Ended December 31, 2023		$877
1See Note 2, Regulatory Matters.

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for 2023 versus 2022:

In Millions
Year Ended December 31, 2022		$567
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$165
Absence of 2022 voluntary revenue refunds, including one-time bill credit commitment[2]	29
Lower revenue due primarily to unfavorable weather and sales mix	(101)
Lower other revenues	(3)
		$90
Maintenance and other operating expenses
Lower corporate and general operating expenses	37
Lower distribution and generation expenses	35
Higher service restoration costs due primarily to increased storm activity	(75)
2023 voluntary separation program expenses	(20)
Lower mutual insurance distribution	(9)
Higher vegetation management costs	(7)
Higher other maintenance and operating expenses	(7)
		(46)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(40)
General taxes
Higher property taxes, reflecting higher capital spending, and other		(20)
Other income, net of expenses
Higher interest income	18
Higher non-operating retirement benefits expenses	(9)
Higher other income, net of expenses	15
		24
Interest charges		(67)
Income taxes
Lower electric utility pre-tax earnings	16
Deferred tax liability reversal[3]	10
Lower income tax expense due to excess deferred income taxes	8
Lower other income taxes	8
		42
Year Ended December 31, 2023		$550
1Deliveries to end-use customers were 36.3 billion kWh in 2023 and 37.3 billion kWh in 2022.
2See Note 2, Regulatory Matters.
3See Note 12, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for 2023 versus 2022:

In Millions
Year Ended December 31, 2022		$378
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$151
Absence of 2022 voluntary revenue refund[2]	8
Lower revenue due primarily to unfavorable weather	(134)
Higher other revenues	9
		$34
Maintenance and other operating expenses
Lower distribution, transmission, and compression expenses	26
Lower corporate and general operating expenses	14
Absence of 2022 Ray Compressor Station impairment	10
2023 voluntary separation program expenses	(13)
Lower other maintenance and operating expenses	5
		42
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(8)
General taxes
Higher property taxes, reflecting higher capital spending, and other		(17)
Other income, net of expenses
Higher non-operating retirement benefits expenses	(15)
Higher other income, net of expenses	12
		(3)
Interest charges		(45)
Income taxes
Absence of 2022 accelerated tax amortizations[3]	(71)
Deferred tax liability reversal[3]	4
Lower other income taxes	1
		(66)
Year Ended December 31, 2023		$315
1Deliveries to end-use customers were 282 bcf in 2023 and 315 bcf in 2022.
2See Note 2, Regulatory Matters.
3See Note 12, Income Taxes.

NorthStar Clean Energy Results of Operations
Presented in the following table are the detailed changes to NorthStar Clean Energy’s net income available to common stockholders for 2023 versus 2022:

In Millions
Year Ended December 31, 2022	$34
Reason for the change
Higher earnings from renewable projects due primarily to Newport Solar achieving commercial operations[1]	$46
Higher renewable energy tax credits	7
Other income tax expense	(10)
Lower operating earnings, primarily at DIG	(10)
Year Ended December 31, 2023	$67
1See Note 18, Variable Interest Entities.
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed changes to corporate interest and other results for 2023 versus 2022:

In Millions
Year Ended December 31, 2022	$(152)
Reasons for the change
Gain on extinguishment of debt[1]	$131
Higher interest earnings and other	14
Higher income tax expense due to higher pre-tax earnings	(26)
Higher interest charges	(19)
Lower discontinued operations	(3)
Year Ended December 31, 2023	$(55)
1See Note 4, Financings and Capitalization.
Cash Position, Investing, and Financing
At December 31, 2023, CMS Energy had $248 million of consolidated cash and cash equivalents, which included $21 million of restricted cash and cash equivalents. At December 31, 2023, Consumers had $56 million of consolidated cash and cash equivalents, which included $21 million of restricted cash and cash equivalents.
For specific components of net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for 2022 versus 2021, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Position, Investing, and Financing, in the Form 10‑K for the fiscal year ended December 31, 2022, filed February 9, 2023.

Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for 2023 versus 2022:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2022	$855
Reasons for the change
Lower net income	$(5)
Non‑cash transactions[1]	(70)
Favorable impact of changes in core working capital,[2] due primarily to higher collections, higher prices on gas sold to customers, and lower prices on gas purchased in 2023	1,413
Favorable impact of changes in other assets and liabilities, due primarily to recovery in 2023 of 2022 power supply costs[3]	116
Year Ended December 31, 2023	$2,309
Consumers
Year Ended December 31, 2022	$994
Reasons for the change
Lower net income	$(78)
Non‑cash transactions[1]	19
Favorable impact of changes in core working capital,[2] due primarily to higher collections, higher prices on gas sold to customers, and lower prices on gas purchased in 2023	1,394
Favorable impact of changes in other assets and liabilities, due primarily to recovery in 2023 of 2022 power supply costs[3]	101
Year Ended December 31, 2023	$2,430
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, bad debt expense, and other non‑cash operating activities and reconciling adjustments.
2Core working capital comprises accounts receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.
3For information regarding the underrecovery of power supply costs, see Note 2, Regulatory Matters.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for 2023 versus 2022:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2022	$(2,476)
Reasons for the change
Higher capital expenditures	$(33)
Purchase of Covert Generating Station[1]	(812)
Other investing activities, primarily higher costs to retire property and lower proceeds from the sale of assets	(65)
Year Ended December 31, 2023	$(3,386)
Consumers
Year Ended December 31, 2022	$(2,344)
Reasons for the change
Higher capital expenditures	$(9)
Purchase of Covert Generating Station[1]	(812)
Other investing activities, primarily higher costs to retire property and lower proceeds from the sale of assets	(36)
Year Ended December 31, 2023	$(3,201)
1See Note 7, Plant, Property, and Equipment.

Financing Activities
Presented in the following table are specific components of net cash provided by financing activities for 2023 versus 2022:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2022	$1,327
Reasons for the change
Higher debt issuances	$1,652
Higher debt retirements	(2,026)
Higher borrowings of notes payable	53
Higher issuances of common stock	123
Higher payments of dividends on common stock	(35)
Higher proceeds from sales of membership interests in VIEs to tax equity investors[1]	37
Higher contributions from noncontrolling interest	4
Other financing activities, primarily absence of a payment of a long-term contract liability, offset partially by higher debt issuance costs	8
Year Ended December 31, 2023	$1,143
Consumers
Year Ended December 31, 2022	$1,366
Reasons for the change
Higher debt issuances	$867
Higher debt retirements	(1,626)
Higher borrowings of notes payable	53
Higher borrowings from CMS Energy	242
Lower stockholder contribution from CMS Energy	(210)
Lower payments of dividends on common stock	74
Other financing activities	1
Year Ended December 31, 2023	$767
1See Note 18, Variable Interest Entities.
Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Financings and Capitalization—Dividend Restrictions. During the year ended December 31, 2023, Consumers paid $695 million in dividends on its common stock to CMS Energy.

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
In January 2024, Consumers issued $600 million of first mortgage bonds that mature in May 2029 and bear interest at a rate of 4.600 percent. The proceeds of the bonds will be used for general corporate purposes.
Also in January 2024, CMS Energy retired $250 million of its senior notes bearing an interest rate of 3.875 percent and an original maturity date of March 2024.
In 2023, CMS Energy entered into an equity offering program under which it may sell shares of its common stock having an aggregate sales price of up to $1 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions. There have been no sales of securities under this program.
CMS Energy entered into forward sales transactions, under its previous equity offering program, that it may either settle physically by issuing shares of its common stock at the then-applicable forward sale price specified by the agreement or settle net by delivering or receiving cash or shares. CMS Energy may settle the contracts at any time through their maturity dates, and presently intends to physically settle the contracts by delivering shares of its common stock. As of December 31, 2023, these contracts had an aggregate sales price of $265 million, maturing through December 2024. In January 2024, CMS Energy settled the remaining forward sale contracts issued under its previous equity offering program. For more information on these forward sale contracts, see Notes to the Consolidated Financial Statements—Note 4, Financings and Capitalization.
At December 31, 2023, CMS Energy had $526 million of its revolving credit facility available and Consumers had $1.3 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At December 31, 2023, there were $93 million commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Notes to the Consolidated Financial Statements—Note 4, Financings and Capitalization.

Certain of CMS Energy’s and Consumers’ credit agreements contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At December 31, 2023, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements. CMS Energy and Consumers were each in compliance with these covenants as of December 31, 2023, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to Capital[1]	< 0.70 to 1.0	0.58 to 1.0
Consumers
Debt to Capital[2]	< 0.65 to 1.0	0.49 to 1.0
1Applies to CMS Energy’s revolving credit agreement and letter of credit reimbursement agreement.
2Applies to Consumers’ revolving credit agreements.
Material Cash Requirements: Based on the present investment plan, during 2024, CMS Energy, including Consumers, projects capital expenditures of $3.5 billion and Consumers projects capital expenditures of $3.3 billion. CMS Energy’s 2024 contractual commitments comprise $2.4 billion of purchase obligations and $1.7 billion of principal and interest payments on long-term debt. Consumers’ 2024 contractual commitments comprise $2.3 billion of purchase obligations and $1.2 billion of principal and interest payments on long-term debt.
Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities. CMS Energy’s and Consumers’ present level of cash and expected cash flows from operating activities, together with access to sources of liquidity, are anticipated to be sufficient to fund contractual obligations and other material cash requirements for 2024 and beyond.
Capital Expenditures: Over the next five years, CMS Energy and Consumers expect to make substantial capital investments. The companies may revise their forecast of capital expenditures periodically due to a number of factors, including environmental regulations, MPSC approval or disapproval, business opportunities, market volatility, economic trends, and the ability to access capital. Presented in the following table are CMS Energy’s and Consumers’ estimated capital expenditures, including lease commitments, for 2024 through 2028:

In Billions
	2024	2025	2026	2027	2028	Total
CMS Energy, including Consumers
Consumers	$3.3	$3.9	$3.3	$3.4	$3.1	$17.0
NorthStar Clean Energy, including subsidiaries	0.2	0.6	0.3	0.4	0.2	1.7
Total CMS Energy	$3.5	$4.5	$3.6	$3.8	$3.3	$18.7

Consumers
Electric utility operations	$2.1	$2.6	$2.0	$2.1	$1.9	$10.7
Gas utility operations	1.2	1.3	1.3	1.3	1.2	6.3
Total Consumers	$3.3	$3.9	$3.3	$3.4	$3.1	$17.0

Other Material Cash Requirements: Presented in the following table are CMS Energy’s and Consumers’ material cash obligations from known contractual and other legal obligations:

In Billions
	Payments Due
December 31, 2023	Less Than One Year	Total
CMS Energy, including Consumers
Long-term debt	$1.0	$15.6
Interest payments on long-term debt	0.7	13.9
Purchase obligations	2.4	10.7
AROs	0.1	2.7
Total obligations	$4.2	$42.9
Consumers
Long-term debt	$0.7	$11.3
Interest payments on long-term debt	0.5	8.6
Purchase obligations	2.3	10.0
AROs	0.1	2.6
Total obligations	$3.6	$32.5
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
Consumers Electric Utility Outlook and Uncertainties
Clean Energy Plan: Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs and provides the foundation for its goal to achieve net-zero carbon emissions from its electric business by 2040. Under this net-zero goal, Consumers plans to eliminate the impact of carbon emissions created by the electricity it generates or purchases for customers. Additionally, through its Clean Energy Plan, Consumers continues to make progress on expanding its customer programs, namely its demand response, energy efficiency, and conservation voltage reduction programs, as well as increasing its renewable energy generation.
The Clean Energy Plan was most recently revised and approved by the MPSC in June 2022. Under this plan, Consumers will eliminate the use of coal-fueled generation in 2025 and expects to meet 90 percent of its customers’ needs with clean energy sources by 2040. Specifically, the Clean Energy Plan provides for:
•the retirement of the D.E. Karn coal-fueled generating units, totaling 515 MW of nameplate capacity; these units closed in June 2023
•the retirement of the J.H. Campbell coal-fueled generating units, totaling 1,407 MW of nameplate capacity, in 2025
•the retirement of the D.E. Karn oil and gas-fueled generating units, totaling 1,219 MW of nameplate capacity, in 2031
The MPSC authorized Consumers to issue securitization bonds to finance the recovery of and return on the D.E. Karn coal-fueled generating units; Consumers issued these bonds in December 2023. Additionally, the MPSC has authorized regulatory asset treatment for Consumers to recover the remaining book value of the J.H. Campbell coal-fueled generating units, as well as a 9.0‑percent return on equity, commencing in 2025.
Under the Clean Energy Plan, Consumers:
•purchased the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity in Van Buren County, Michigan in May 2023
•conducted a one‑time competitive solicitation for up to 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025 (including up to 500 MW from dispatchable sources)
These actions are expected to help Consumers continue to provide controllable sources of electricity to customers while expanding its investment in renewable energy. The Clean Energy Plan forecasts renewable energy capacity levels of 30 percent in 2025, 43 percent in 2030, and 61 percent in 2040, including the addition of nearly 8,000 MW of solar generation. Additionally, Consumers plans to deploy battery storage beginning in 2024, with 75 MW of energy storage expected by 2027 and an additional 475 MW by 2040. The 2023 Energy Law, enacted in November 2023, set more ambitious standards for renewable energy and energy storage. Under Michigan’s integrated resource planning process, Consumers is required to file proposed updates to its Clean Energy Plan before or in 2027 to meet these accelerated timelines.
Under its Clean Energy Plan, Consumers bids new capacity competitively and expects to own and operate approximately 50 percent of new capacity, with the remainder being built and owned by third parties. Additionally, Consumers earns a return equal to its pre-tax weighted-average cost of capital on permanent capital structure on payments made under new competitively bid PPAs with non‑affiliated entities approved by the MPSC.

As a result of requests for proposals, Consumers has entered into PPAs to purchase renewable capacity, energy, and RECs from solar generating facilities and build transfer agreements to purchase solar generating facilities. Presented in the following illustration is the aggregate renewable capacity that Consumers expects to add to its portfolio as a result of these agreements:

1500
1000
500
0
Capacity (MW)
2023
Actual
2024
2025
Beyond
PPA
Owned

Additionally, as a result of its one-time solicitation, Consumers entered into a 20-year PPA under which it will purchase 100 MW of capacity, energy and RECs from a battery storage facility to be constructed in Branch County, Michigan. The facility is expected to be operational in 2025. Consumers continues to evaluate the acquisition of additional capacity from intermittent resources and dispatchable, non‑intermittent clean capacity resources (including battery storage resources). Any contracts entered into as a result of the one-time solicitation are subject to MPSC approval.
Renewable Energy Plan: The 2023 Energy Law raises the renewable energy standard from the present 15-percent requirement to 50 percent by 2030 and 60 percent by 2035. Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least the required percentage of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers has met and expects to continue to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.
The MPSC has approved the acquisition of up to 525 MW of new wind generation projects and authorized Consumers to earn a 10.7‑percent return on equity on any projects approved by the MPSC under Consumers’ amended renewable energy plan. Specifically, the MPSC has approved the following:
•purchase and construction of a 150‑MW wind generation project in Gratiot County, Michigan; the project became operational and Consumers took full ownership in 2020
•purchase of a 166‑MW wind generation project in Hillsdale, Michigan; the project became operational and Consumers took full ownership in 2021

•purchase of a 201-MW wind generation project in Gratiot County, Michigan; the project became operational and Consumers took full ownership of the project in December 2023
The MPSC also approved the execution of a 20-year PPA under which Consumers will purchase 100 MW of renewable capacity, energy, and RECs from a 149‑MW solar generating facility to be constructed in Calhoun County, Michigan; the facility is targeted to be operational in 2024.
Voluntary Large Customer Renewable Energy Program: Consumers provides service under a program that provides large full-service electric customers with the opportunity to advance the development of renewable energy beyond the present 15-percent requirement. In September 2023, Consumers filed an application to amend its renewable energy plan. Among other things, Consumers requested that the MPSC remove the 1,000-MW limit on new wind and solar generation, which will allow Consumers to meet growing customer demand for the program. Consumers competitively solicits for additional renewable energy assets based on customer applications and will construct the assets based on customer subscriptions to the program.
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
Over the next five years, Consumers expects weather-normalized electric deliveries to remain relatively stable compared to 2023. This outlook reflects the effects of energy waste reduction programs offset by modest growth in electric demand. Actual delivery levels will depend on:
•energy conservation measures and results of energy waste reduction programs
•weather fluctuations
•Michigan’s economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, electric vehicle adoption, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At December 31, 2023, electric deliveries under the ROA program were at the ten‑percent limit. Fewer than 300 of Consumers’ electric customers purchased electric generation service under the ROA program.
In 2016, Michigan law established a path to ensure that forward capacity is secured for all electric customers in Michigan, including customers served by alternative electric suppliers under ROA. The law also authorized the MPSC to ensure that alternative electric suppliers have procured enough capacity to cover their anticipated capacity requirements for the four‑year forward period. In 2017, the MPSC issued an order establishing a state reliability mechanism for Consumers. Under this mechanism, if an alternative electric supplier does not demonstrate that it has procured its capacity requirements for the four‑year forward period, its customers will pay a set charge to the utility for capacity that is not provided by the alternative electric supplier.
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
In 2020, ABATE and another intervenor filed a complaint against the MPSC in the U.S. District Court for the Eastern District of Michigan challenging the constitutionality of a local clearing requirement. The complaint requests the federal court to issue a permanent injunction prohibiting the MPSC from implementing a local clearing requirement on individual electric providers. In February 2023, the U.S. District Court for the Eastern District of Michigan dismissed the complaint. In March 2023, ABATE and the other intervenor filed a claim of appeal of the Eastern District Court’s decision with the U.S. Court of Appeals for the Sixth Circuit. Oral arguments occurred in December 2023.
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
Additionally, as directed by the MPSC, the MPSC Staff has engaged a third‑party auditor to review all equipment and operations of the two utilities’ distribution systems; this audit began in August 2023. The MPSC Staff released a report prepared by the third-party auditor to summarize the audit’s progress in December 2023, and a final report is expected in late summer 2024. Consumers is committed to working with the third‑party auditor and the MPSC to continue improving electric reliability and safety in Michigan.
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

In September 2023, Consumers revised its requested increase to $169 million, primarily to reflect the delay of certain capital expenditures beyond the test year. Presented in the following table are the components of the revised requested increase in revenue:

In Millions
Projected 12-Month Period Ending February 28	2025
Components of the requested rate increase
Investment in rate base	$101
Operating and maintenance costs	(14)
Cost of capital	77
Sales and other revenue	(4)
Subtotal	$160
Surcharge	9
Total	$169
PSCR Plan: Consumers submitted its 2024 PSCR plan to the MPSC in September 2023 and, in accordance with its proposed plan, self-implemented the 2024 PSCR charge beginning in January 2024.
Retention Incentive Program: Under its Clean Energy Plan, Consumers will retire the J.H. Campbell coal-fueled generating units in 2025. Consumers implemented a retention incentive program to ensure necessary staffing at the facility through retirement. The aggregate cost of the J.H. Campbell program through 2025 is estimated to be $50 million; Consumers expects to recognize $10 million of retention benefit costs in 2024. The MPSC has approved deferred accounting treatment for these costs; these expenses are deferred as a regulatory asset. For additional details on this program, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 19, Exit Activities and Discontinued Operations.
Electric Environmental Outlook: Consumers’ electric operations are subject to various federal, state, and local environmental laws and regulations. Consumers estimates that it will incur capital expenditures of $240 million from 2024 through 2028 to continue to comply with RCRA, the Clean Air Act, and numerous other environmental regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Multiple environmental laws and regulations are subject to litigation. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters.
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
In May 2023, the EPA released its proposed rule to address greenhouse gas emissions from existing fossil-fuel-fired electric generating units. Under its Clean Energy Plan, Consumers will eliminate the use of coal-fueled generation in 2025. Therefore, this proposed rule will not materially impact Consumers over the remaining operating lives of these coal-fueled facilities. The proposed rule has requirements for existing natural gas-fueled facilities that could have a material impact on Consumers’ natural gas-fueled facilities. The EPA is scheduled to finalize the rule in April 2024.
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
In 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28‑percent reduction below 2005 levels of greenhouse gas emissions by 2025. Consumers has already surpassed the 28‑percent reduction milestone for its owned electric generation and previously announced a goal of achieving net-zero carbon emissions from its electric business by 2040. The 2023 Energy Law codifies much of the Governor’s goals. For additional details on the 2023 Energy Law, see the Planet section of the Executive Overview.
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
•arrange for alternative sources of supply
•purchase or build facilities that generate fewer emissions
•mothball, sell, or retire facilities that generate certain emissions
•pursue energy efficiency or demand response measures more swiftly
•take other steps to manage or lower the emission of greenhouse gases
Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
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
Over the next five years, Consumers expects weather-normalized gas deliveries to remain stable relative to 2023. This outlook reflects the effects of energy waste reduction programs offset by modest growth in gas demand. Actual delivery levels will depend on:
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
2023 Gas Rate Case: In December 2023, Consumers filed an application with the MPSC seeking an annual rate increase of $136 million based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending September 30, 2025. The filing requests authority to recover new infrastructure investment and related costs that are expected to allow Consumers to continue to provide safe, reliable, affordable, and increasingly cleaner natural gas service.
Presented in the following table are the components of the requested increase in revenue:

In Millions
Projected 12-Month Period Ending September 30	2025
Components of the requested rate increase
Investment in rate base	$75
Operating and maintenance costs	(14)
Cost of capital	45
Sales and other revenue	30
Subtotal	$136
Home products credit[1]	(14)
Total	$122
1Consumers has proposed to share voluntarily half of the gain to be recognized on the sale of its unregulated appliance service plan program (discussed below).
Gain Sharing Application: In February 2024, Consumers signed an agreement to sell its unregulated appliance service plan program to a non-affiliated company; this sale is expected to close in the first half of 2024. Also in February 2024, Consumers filed an application requesting the MPSC’s approval to share voluntarily with customers half of the gain, net of transaction costs, to be recognized on this sale. In Consumers’ 2023 gas rate case, it has proposed sharing the gain with customers over five years in the form of a surcharge credit.
GCR Plan: Consumers submitted its 2024‑2025 GCR plan to the MPSC in December 2023 and, in accordance with its proposed plan, expects to self-implement the 2024‑2025 GCR charge beginning in April 2024.
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
In June 2023, the EPA published the “Good Neighbor Plan,” a revision to CSAPR that impacts Michigan. This regulation will reduce interstate air pollution transport issues that EPA modeling suggests contribute to downwind states attaining or maintaining compliance with the NAAQS for ozone. While prior CSAPR regulations focused only on electric generating units, this latest rule includes other emission sources, including some engines used at compressor stations. Consumers has determined that the revised CSAPR regulation does not apply to Consumers’ natural gas compressor station engines.
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
Consumers is making voluntary efforts to reduce its gas utility’s methane emissions. Under its Methane Reduction Plan, Consumers has set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent, from 2012 baseline levels, by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset by purchasing and/or producing renewable natural gas. To date, Consumers has reduced methane emissions by more than 25 percent.
In March 2022, Consumers also announced a net-zero greenhouse gas emissions target for its entire natural gas system by 2050. This includes suppliers and customers, and has an interim goal of reducing customer emissions by 20 percent by 2030. Consumers’ Natural Gas Delivery Plan, a rolling ten‑year investment plan to deliver safe, reliable, clean, and affordable natural gas to customers, outlines ways in which Consumers can make early progress toward these goals in a cost-effective manner, including energy waste reduction, carbon offsets, and renewable natural gas supply.
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
During 2023, NorthStar Clean Energy sold a Class A membership interest in Newport Solar Holdings to tax equity investors for $86 million. Newport Solar Holdings wholly owns Newport Solar, a 180‑MW solar generation project located in Jackson County, Arkansas; the project began commercial operation in October 2023. All of the project’s nameplate capacity has been committed under a 15‑year PPA. NorthStar Clean Energy retained a Class B membership interest in Newport Solar Holdings. Earnings, tax attributes, and cash flows generated by Newport Solar Holdings will be allocated among and distributed to the membership classes in accordance with the ratios specified in the associated limited liability company operating agreement; these ratios change over time and are not representative of the ownership interest percentages of each membership class. For additional details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 18, Variable Interest Entities.
NorthStar Clean Energy’s operations may be subject to various federal, state, and local environmental laws and regulations. Multiple environmental laws and regulations are subject to litigation. NorthStar Clean Energy’s primary environmental compliance focus includes, but is not limited to, the following matters.
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In June 2023, the EPA published the “Good Neighbor Plan,” a revision to CSAPR. This regulation tightens allowance budgets for electric generating units in Michigan between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. NorthStar Clean Energy may incur increased costs to purchase allowances or retrofit equipment.

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
Employee Separation Program: In April 2023, CMS Energy and Consumers announced a voluntary separation program for non‑union employees. For the year ended December 31, 2023, CMS Energy and Consumers recorded a pre-tax charge of $33 million related to the program, under which more than 400 employees were approved for and accepted early separation.

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
Presented in the following table are estimates of credits and cash contributions through 2026 for the DB Pension Plans and OPEB Plan. Actual future costs, credits, and contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.

In Millions
	DB Pension Plans		OPEB Plan
	Credit	Contribution	Credit	Contribution
CMS Energy, including Consumers
2024	$(76)	$—	$(88)	$—
2025	(80)	—	(93)	—
2026	(80)	—	(97)	—
Consumers[1]
2024	$(71)	$—	$(81)	$—
2025	(75)	—	(85)	—
2026	(75)	—	(89)	—
1Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.

Lowering the expected long-term rate of return on the assets of the DB Pension Plans by 25 basis points would increase estimated pension cost for 2024 by $8 million for both CMS Energy and Consumers. Lowering the PBO discount rates by 25 basis points would decrease estimated pension cost for 2024 by $1 million for both CMS Energy and Consumers. Pension and OPEB costs above or below the amounts used to set existing rates will be deferred as a regulatory asset or liability in accordance with Consumers’ postretirement benefits expense deferral mechanism; for more information, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters.
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

Presented in the following table is a sensitivity analysis of interest-rate risk on CMS Energy’s and Consumers’ debt instruments (assuming an adverse change in market interest rates of ten percent):

In Millions
December 31	2023	2022
Fixed-rate financing—potential loss in fair value
CMS Energy, including Consumers	$751	$711
Consumers	534	482
The fair value losses in the above table could be realized only if CMS Energy and Consumers transferred all of their fixed-rate financing to other creditors. The annual earnings exposure related to variable-rate financing was immaterial for both CMS Energy and Consumers at December 31, 2023 and 2022, assuming an adverse change in market interest rates of ten percent. For additional details on financial instruments see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 6, Financial Instruments

Item 8.    Financial Statements and Supplementary Data

CMS Energy Corporation
Consolidated Statements of Income

In Millions, Except Per Share Amounts
Years Ended December 31	2023	2022	2021
Operating Revenue	$7,462	$8,596	$7,329
Operating Expenses
Fuel for electric generation	561	905	593
Purchased and interchange power	1,375	1,928	1,665
Purchased power – related parties	75	76	77
Cost of gas sold	902	1,256	735
Maintenance and other operating expenses	1,687	1,669	1,610
Depreciation and amortization	1,180	1,126	1,114
General taxes	447	412	389
Total operating expenses	6,227	7,372	6,183
Operating Income	1,235	1,224	1,146
Other Income (Expense)
Non-operating retirement benefits, net	180	205	165
Other income	195	19	30
Other expense	(13)	(27)	(18)
Total other income	362	197	177
Interest Charges
Interest on long-term debt	616	509	481
Interest expense – related parties	12	12	12
Other interest expense	18	—	10
Allowance for borrowed funds used during construction	(3)	(2)	(3)
Total interest charges	643	519	500
Income Before Income Taxes	954	902	823
Income Tax Expense	147	93	95
Income From Continuing Operations	807	809	728
Income From Discontinued Operations, Net of Tax of $—, $1, and $170	1	4	602
Net Income	808	813	1,330
Loss Attributable to Noncontrolling Interests	(79)	(24)	(23)
Net Income Attributable to CMS Energy	887	837	1,353
Preferred Stock Dividends	10	10	5
Net Income Available to Common Stockholders	$877	$827	$1,348

In Millions, Except Per Share Amounts
Years Ended December 31	2023	2022	2021
Basic Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$3.01	$2.84	$2.58
Income from discontinued operations per average common share available to common stockholders	—	0.01	2.08
Basic earnings per average common share	$3.01	$2.85	$4.66
Diluted Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$3.01	$2.84	$2.58
Income from discontinued operations per average common share available to common stockholders	—	0.01	2.08
Diluted earnings per average common share	$3.01	$2.85	$4.66
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2023	2022	2021
Net Income	$808	$813	$1,330
Retirement Benefits Liability
Net gain arising during the period, net of tax of $2, $—, and $6	5	1	19
Settlement arising during the period, net of tax of $— for all periods	—	—	1
Amortization of net actuarial loss, net of tax of $—, $1, and $2	2	4	5
Amortization of prior service credit, net of tax of $— for all periods	(1)	(1)	(1)
Derivatives
Unrealized gain on derivative instruments, net of tax of $—, $1, and $—	—	2	2
Reclassification adjustments included in net income, net of tax of $—, $—, and $1	—	1	1
Other Comprehensive Income	6	7	27
Comprehensive Income	814	820	1,357
Comprehensive Loss Attributable to Noncontrolling Interests	(79)	(24)	(23)
Comprehensive Income Attributable to CMS Energy	$893	$844	$1,380
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2023	2022	2021
Cash Flows from Operating Activities
Net income	$808	$813	$1,330
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,180	1,126	1,114
Deferred income taxes and investment tax credits	157	89	249
Bad debt expense	34	50	22
Postretirement benefits contributions	(12)	(12)	(12)
Gain from sale of EnerBank	—	(5)	(657)
Other non‑cash operating activities and reconciling adjustments	(274)	(93)	(70)
Net cash used in discontinued operations	—	—	(111)
Changes in assets and liabilities
Accounts receivable and accrued revenue	241	(677)	(103)
Inventories	185	(450)	(93)
Accounts payable and accrued rate refunds	(136)	4	153
Other current assets and liabilities	(21)	14	13
Other non‑current assets and liabilities	147	(4)	(16)
Net cash provided by operating activities	2,309	855	1,819
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(2,407)	(2,374)	(2,076)
Covert Generating Station acquisition	(812)	—	—
Net proceeds from sale of EnerBank	—	5	898
Net cash provided by discontinued operations	—	—	78
Cost to retire property and other investing activities	(167)	(107)	(133)
Net cash used in investing activities	(3,386)	(2,476)	(1,233)
Cash Flows from Financing Activities
Proceeds from issuance of debt	3,551	1,899	335
Retirement of debt	(2,132)	(106)	(235)
Increase in notes payable	73	20	—
Issuance of common stock	192	69	26
Issuance of preferred stock, net of issuance costs	—	—	224
Payment of dividends on common and preferred stock	(579)	(544)	(508)
Proceeds from the sale of membership interest in VIE to tax equity investor	86	49	—
Contribution from noncontrolling interest	6	2	1
Net cash used in discontinued operations	—	—	(84)
Other financing costs	(54)	(62)	(54)
Net cash provided by (used in) financing activities	1,143	1,327	(295)

In Millions
Years Ended December 31	2023	2022	2021
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	66	(294)	291
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	182	476	185
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$248	$182	$476
Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Cash transactions
Interest paid (net of amounts capitalized)	$607	$490	$489
Income taxes paid	15	1	16
Non‑cash transactions
Capital expenditures not paid	$265	$228	$196

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Balance Sheets

ASSETS
In Millions
December 31	2023	2022
Current Assets
Cash and cash equivalents	$227	$164
Restricted cash and cash equivalents	21	18
Accounts receivable and accrued revenue, less allowance of $21 in 2023 and $27 in 2022	933	1,564
Accounts receivable – related parties	11	16
Inventories at average cost
Gas in underground storage	587	840
Materials and supplies	267	212
Generating plant fuel stock	84	65
Deferred property taxes	426	384
Regulatory assets	203	57
Prepayments and other current assets	80	113
Total current assets	2,839	3,433
Plant, Property, and Equipment
Plant, property, and equipment, gross	33,135	30,491
Less accumulated depreciation and amortization	9,007	8,960
Plant, property, and equipment, net	24,128	21,531
Construction work in progress	944	1,182
Total plant, property, and equipment	25,072	22,713
Other Non‑current Assets
Regulatory assets	3,683	3,595
Accounts receivable	22	23
Investments	76	71
Postretirement benefits	1,468	1,208
Other	357	310
Total other non‑current assets	5,606	5,207
Total Assets	$33,517	$31,353

LIABILITIES AND EQUITY
In Millions
December 31	2023	2022
Current Liabilities
Current portion of long-term debt and finance leases	$980	$1,099
Notes payable	93	20
Accounts payable	802	928
Accounts payable – related parties	7	8
Accrued rate refunds	54	—
Accrued interest	142	122
Accrued taxes	612	538
Regulatory liabilities	56	104
Other current liabilities	149	166
Total current liabilities	2,895	2,985
Non‑current Liabilities
Long-term debt	14,508	13,122
Non-current portion of finance leases	62	68
Regulatory liabilities	3,894	3,796
Postretirement benefits	106	108
Asset retirement obligations	771	746
Deferred investment tax credit	126	129
Deferred income taxes	2,615	2,407
Other non‑current liabilities	415	397
Total non‑current liabilities	22,497	20,773
Commitments and Contingencies (Notes 2 and 3)
Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares in both periods; outstanding 294.4 shares in 2023 and 291.3 shares in 2022	3	3
Other paid-in capital	5,705	5,490
Accumulated other comprehensive loss	(46)	(52)
Retained earnings	1,658	1,350
Total common stockholders’ equity	7,320	6,791
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	7,544	7,015
Noncontrolling interests	581	580
Total equity	8,125	7,595
Total Liabilities and Equity	$33,517	$31,353
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity

In Millions, Except Number of Shares in Thousands and Per Share Amounts
	Number of Shares
Years Ended December 31	2023	2022	2021	2023	2022	2021
Total Equity at Beginning of Period				$7,595	$7,188	$6,077
Common Stock
At beginning and end of period				3	3	3
Other Paid-in Capital
At beginning of period	291,268	289,758	288,940	5,490	5,406	5,365
Common stock issued	3,355	1,704	997	222	93	50
Common stock repurchased	(119)	(151)	(157)	(7)	(9)	(9)
Common stock reacquired	(64)	(43)	(22)	—	—	—
At end of period	294,440	291,268	289,758	5,705	5,490	5,406
Accumulated Other Comprehensive Loss
At beginning of period				(52)	(59)	(86)
Retirement benefits liability
At beginning of period				(52)	(56)	(80)
Net gain arising during the period				5	1	19
Settlement arising during the period				—	—	1
Amortization of net actuarial loss				2	4	5
Amortization of prior service credit				(1)	(1)	(1)
At end of period				(46)	(52)	(56)
Derivative instruments
At beginning of period				—	(3)	(6)
Unrealized gain on derivative instruments				—	2	2
Reclassification adjustments included in net income				—	1	1
At end of period				—	—	(3)
At end of period				(46)	(52)	(59)
Retained Earnings
At beginning of period				1,350	1,057	214
Net income attributable to CMS Energy				887	837	1,353
Dividends declared on common stock				(569)	(534)	(505)
Dividends declared on preferred stock				(10)	(10)	(5)
At end of period				1,658	1,350	1,057
Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning of period				224	224	—
Preferred stock issued, net of issuance costs				—	—	224
At end of period				224	224	224

In Millions, Except Number of Shares in Thousands and Per Share Amounts
Number of Shares
Years Ended December 31	2023	2022	2021	2023	2022	2021
Noncontrolling Interests
At beginning of period				580	557	581
Sale of membership interest in VIE to tax equity investor				86	49	—
Contribution from noncontrolling interest				6	2	1
Loss attributable to noncontrolling interests				(79)	(24)	(23)
Distributions and other changes in noncontrolling interests				(12)	(4)	(2)
At end of period				581	580	557
Total Equity at End of Period				$8,125	$7,595	$7,188
Dividends declared per common share				$1.9500	$1.8400	$1.7400
Dividends declared per preferred stock Series C depositary share				$1.0500	$1.0500	$0.5688
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income

In Millions
Years Ended December 31	2023	2022	2021
Operating Revenue	$7,166	$8,151	$7,021
Operating Expenses
Fuel for electric generation	435	662	463
Purchased and interchange power	1,331	1,867	1,599
Purchased power – related parties	75	76	77
Cost of gas sold	897	1,243	726
Maintenance and other operating expenses	1,586	1,582	1,531
Depreciation and amortization	1,137	1,088	1,077
General taxes	437	400	373
Total operating expenses	5,898	6,918	5,846
Operating Income	1,268	1,233	1,175
Other Income (Expense)
Non-operating retirement benefits, net	171	195	155
Other income	49	17	23
Other expense	(12)	(25)	(18)
Total other income	208	187	160
Interest Charges
Interest on long-term debt	415	325	294
Interest expense – related parties	20	12	12
Other interest expense	16	—	8
Allowance for borrowed funds used during construction	(3)	(2)	(3)
Total interest charges	448	335	311
Income Before Income Taxes	1,028	1,085	1,024
Income Tax Expense	161	140	156
Net Income	867	945	868
Preferred Stock Dividends	2	2	2
Net Income Available to Common Stockholder	$865	$943	$866
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2023	2022	2021
Net Income	$867	$945	$868
Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $—, $5, and $1	(1)	15	2
Amortization of net actuarial loss, net of tax of $—, $—, and $1	1	2	2
Other Comprehensive Income	—	17	4
Comprehensive Income	$867	$962	$872
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2023	2022	2021
Cash Flows from Operating Activities
Net income	$867	$945	$868
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,137	1,088	1,077
Deferred income taxes and investment tax credits	156	134	154
Bad debt expense	34	50	22
Postretirement benefits contributions	(9)	(9)	(9)
Other non‑cash operating activities and reconciling adjustments	(123)	(87)	(64)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	219	(660)	(103)
Inventories	186	(447)	(90)
Accounts payable and accrued rate refunds	(127)	(9)	140
Other current assets and liabilities	(35)	18	27
Other non-current assets and liabilities	125	(29)	(40)
Net cash provided by operating activities	2,430	994	1,982
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(2,248)	(2,239)	(2,052)
Covert Generating Station acquisition	(812)	—	—
Cost to retire property and other investing activities	(141)	(105)	(133)
Net cash used in investing activities	(3,201)	(2,344)	(2,185)
Cash Flows from Financing Activities
Proceeds from issuance of debt	2,666	1,799	335
Retirement of debt	(1,654)	(28)	(27)
Increase in notes payable	73	20	—
Increase (decrease) in notes payable – related parties	(75)	(317)	85
Stockholder contribution	475	685	575
Payment of dividends on common and preferred stock	(697)	(771)	(724)
Other financing costs	(21)	(22)	(32)
Net cash provided by financing activities	767	1,366	212
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(4)	16	9
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	60	44	35
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$56	$60	$44

In Millions
Years Ended December 31	2023	2022	2021
Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Cash transactions
Interest paid (net of amounts capitalized)	$417	$309	$298
Income taxes paid (refunds received), net	31	(2)	(10)
Non‑cash transactions
Capital expenditures not paid	$264	$210	$192
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets

ASSETS
In Millions
December 31	2023	2022
Current Assets
Cash and cash equivalents	$35	$43
Restricted cash and cash equivalents	21	17
Accounts receivable and accrued revenue, less allowance of $21 in 2023 and $27 in 2022	909	1,524
Accounts and notes receivable – related parties	11	10
Inventories at average cost
Gas in underground storage	587	840
Materials and supplies	257	206
Generating plant fuel stock	80	59
Deferred property taxes	426	384
Regulatory assets	203	57
Prepayments and other current assets	65	96
Total current assets	2,594	3,236
Plant, Property, and Equipment
Plant, property, and equipment, gross	31,723	29,342
Less accumulated depreciation and amortization	8,796	8,791
Plant, property, and equipment, net	22,927	20,551
Construction work in progress	845	994
Total plant, property, and equipment	23,772	21,545
Other Non-current Assets
Regulatory assets	3,683	3,595
Accounts receivable	28	29
Accounts and notes receivable – related parties	95	99
Postretirement benefits	1,367	1,126
Other	313	286
Total other non-current assets	5,486	5,135
Total Assets	$31,852	$29,916

LIABILITIES AND EQUITY
In Millions
December 31	2023	2022
Current Liabilities
Current portion of long-term debt and finance leases	$731	$1,000
Notes payable	93	20
Notes payable – related parties	—	75
Accounts payable	764	864
Accounts payable – related parties	13	15
Accrued rate refunds	54	—
Accrued interest	110	90
Accrued taxes	614	556
Regulatory liabilities	56	104
Other current liabilities	128	147
Total current liabilities	2,563	2,871
Non-current Liabilities
Long-term debt	10,037	9,192
Long-term debt – related parties	424	—
Non-current portion of finance leases	39	45
Regulatory liabilities	3,894	3,796
Postretirement benefits	77	79
Asset retirement obligations	739	722
Deferred investment tax credit	126	129
Deferred income taxes	2,789	2,585
Other non-current liabilities	364	342
Total non-current liabilities	18,489	16,890
Commitments and Contingencies (Notes 2 and 3)
Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	7,759	7,284
Accumulated other comprehensive loss	(15)	(15)
Retained earnings	2,178	2,008
Total common stockholder’s equity	10,763	10,118
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	10,800	10,155
Total Liabilities and Equity	$31,852	$29,916
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity

In Millions
Years Ended December 31	2023	2022	2021
Total Equity at Beginning of Period	$10,155	$9,279	$8,556
Common Stock
At beginning and end of period	841	841	841
Other Paid-in Capital
At beginning of period	7,284	6,599	6,024
Stockholder contribution	475	685	575
At end of period	7,759	7,284	6,599
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(15)	(32)	(36)
Net gain (loss) arising during the period	(1)	15	2
Amortization of net actuarial loss	1	2	2
At end of period	(15)	(15)	(32)
Retained Earnings
At beginning of period	2,008	1,834	1,690
Net income	867	945	868
Dividends declared on common stock	(695)	(769)	(722)
Dividends declared on preferred stock	(2)	(2)	(2)
At end of period	2,178	2,008	1,834
Cumulative Preferred Stock
At beginning and end of period	37	37	37
Total Equity at End of Period	$10,800	$10,155	$9,279
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
Contingencies: CMS Energy and Consumers record estimated loss contingencies on their consolidated financial statements when it is probable that a loss has been incurred and when the amount of loss can be reasonably estimated. For environmental remediation projects in which the timing of estimated expenditures is considered reliably determinable, CMS Energy and Consumers record the liability at its net present value, using a discount rate equal to the interest rate on monetary assets that are essentially risk-free and have maturities comparable to that of the environmental liability. Unless regulatory accounting applies, CMS Energy and Consumers expense legal fees as incurred; fees incurred but not yet billed are accrued based on estimates of work performed.
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
Derivative Instruments: In order to support ongoing operations, CMS Energy and Consumers may enter into contracts for the future purchase and sale of various commodities, such as electricity, natural gas, and coal. These forward contracts are generally long-term in nature and result in physical delivery of the commodity at a contracted price. Most of these contracts are not subject to derivative accounting for one or more of the following reasons:
•they do not have a notional amount (that is, a number of units specified in a derivative instrument, such as MWh of electricity or bcf of natural gas)
•they qualify for the normal purchases and sales exception
•they cannot be net settled due in part to the absence of an active market for the commodity
Consumers also uses FTRs to manage price risk related to electricity transmission congestion. An FTR is a financial instrument that entitles its holder to receive compensation or requires its holder to remit payment for congestion-related transmission charges. Consumers accounts for FTRs as derivatives and changes in the fair value of FTRs are deferred as regulatory assets or liabilities. For details regarding CMS Energy’s and Consumers’ derivative instruments recorded at fair value, see Note 5, Fair Value Measurements.
EPS: CMS Energy calculates basic and diluted EPS using the weighted-average number of shares of common stock and dilutive potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted EPS, includes the effects of nonvested stock awards, forward equity sales, and convertible securities. CMS Energy computes the effect on potential common stock using the treasury stock method. Potentially dilutive common shares issuable upon conversion of the convertible senior notes are determined using the if-converted method for calculating diluted EPS. Diluted EPS excludes the impact of antidilutive securities, which are those securities resulting in an increase in EPS or a decrease in loss per share. For EPS computations, see Note 13, Earnings Per Share—CMS Energy.
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
Investment Tax Credits: CMS Energy and its subsidiaries use the flow-through method of accounting for investment tax credits. Under the flow-through method, the credit is recognized as a reduction to income tax expense when the related plant, property, and equipment is placed into service. For its regulated utility assets, Consumers amortizes its investment tax credits over the life of the related property in accordance with regulatory treatment.
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
Other: For additional accounting policies, see:
•Note 2, Regulatory Matters
•Note 7, Plant, Property, and Equipment
•Note 8, Leases
•Note 9, Asset Retirement Obligations
•Note 10, Retirement Benefits
•Note 12, Income Taxes
•Note 13, Earnings Per Share—CMS Energy
•Note 14, Revenue
•Note 18, Variable Interest Entities

2:    Regulatory Matters
Regulatory matters are critical to Consumers. The Michigan Attorney General, ABATE, the MPSC Staff, residential customer advocacy groups, environmental organizations, and certain other parties typically participate in MPSC proceedings concerning Consumers, such as Consumers’ rate cases and PSCR and GCR processes. Intervenors also participate in certain FERC matters, including FERC’s regulation of certain wholesale rates that affect Consumers’ power supply costs. These parties often challenge various aspects of those proceedings, including the prudence of Consumers’ policies and practices, and seek cost disallowances and other relief. The parties also have appealed significant MPSC orders. Depending upon the specific issues, the outcomes of rate cases and proceedings, including judicial proceedings challenging MPSC and FERC orders or other actions, could negatively affect CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. Consumers cannot predict the outcome of these proceedings.
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

Presented in the following table are the regulatory assets and liabilities on Consumers’ consolidated balance sheets:

In Millions
December 31	2023	2022
Regulatory assets
Current
2022 PSCR underrecovery[1]	$126	$—
Energy waste reduction plan incentive[2]	54	47
Retention incentive program[3]	12	2
Other	11	8
Total current regulatory assets	$203	$57
Non-current
Costs of coal-fueled electric generating units to be retired[1]	$1,265	$1,258
Securitized costs[1]	778	843
Postretirement benefits[4]	741	856
ARO[3]	328	281
2022 PSCR underrecovery[1]	126	—
MGP sites[1]	99	108
Unamortized loss on reacquired debt[1]	96	100
Decommissioning costs[3]	83	24
Energy waste reduction plan incentive[2]	58	55
Retention incentive program[3]	27	31
Postretirement benefits expense deferral mechanism[3]	24	—
Energy waste reduction plan[3]	19	10
Ludington overhaul contract dispute[3]	13	—
Other	26	29
Total non-current regulatory assets	$3,683	$3,595
Total regulatory assets	$3,886	$3,652
Regulatory liabilities
Current
Income taxes, net	$49	$48
Reserve for customer refunds	2	47
Other	5	9
Total current regulatory liabilities	$56	$104
Non-current
Cost of removal	$2,545	$2,426
Income taxes, net	1,220	1,267
Renewable energy grant	43	45
Renewable energy plan	29	32
Energy waste reduction plan	25	6
Postretirement benefits expense deferral mechanism	12	—
Other	20	20
Total non-current regulatory liabilities	$3,894	$3,796
Total regulatory liabilities	$3,950	$3,900

1The MPSC has provided a specific return on these regulatory assets.
2These regulatory assets have arisen from an alternative revenue program and are not associated with incurred costs or capital investments. Therefore, the MPSC has provided for recovery without a return.
3These regulatory assets represent incurred costs for which the MPSC has provided recovery without a return on investment.
4This regulatory asset is included in rate base, thereby providing a return.
Regulatory Assets
2022 PSCR Underrecovery: As a result of rising fuel prices during 2022, Consumers’ power supply costs for 2022 were significantly higher than those projected in its 2022 PSCR plan. At the end of 2022, Consumers had recorded $401 million of under-recovered power supply costs. In February 2023, the MPSC authorized Consumers to recover the 2022 underrecovery amount over three years, providing immediate relief to electric customers.
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
In November 2023, the MPSC approved a settlement agreement authorizing Consumers to collect $55 million during 2024 as an incentive for exceeding its statutory savings targets in 2022. Consumers recognized incentive revenue under this program of $55 million in 2022.
Consumers also exceeded its statutory savings targets in 2023, achieved certain other goals, and will request the MPSC’s approval to collect $58 million, the maximum performance incentive, in the energy waste reduction reconciliation to be filed in May 2024. Consumers recognized incentive revenue under this program of $58 million in 2023.
Retention Incentive Program: To ensure necessary staffing at the D.E. Karn and J.H. Campbell coal-fueled generating units through their retirement, Consumers established retention incentive programs. The MPSC has approved deferred accounting treatment for the retention and severance costs incurred under these programs and has allowed for recovery over three years. For additional details regarding the retention incentive program, see Note 19, Exit Activities and Discontinued Operations.
Costs of Coal-fueled Electric Generating Units to be Retired: In June 2022, the MPSC approved Consumers’ Clean Energy Plan, under which Consumers plans to retire the J.H. Campbell coal-fueled generating units in 2025. Upon the units’ retirement, Consumers will receive regulatory asset treatment to recover their remaining book value, as well as a 9.0‑percent return on equity, through 2040, the units’ original retirement date. Until retirement, the book value of the generating units will remain in rate base and receive full regulatory returns in general rate cases.
In June 2022, Consumers removed from total plant, property, and equipment an amount of $1.3 billion, representing the projected remaining book value of the electric generating units upon their retirement, and recorded it as a non‑current regulatory asset on its consolidated balance sheets.
Securitized Costs: The MPSC has issued securitization financing orders authorizing Consumers to issue securitization bonds in order to finance the recovery of the remaining book value of three smaller natural gas-fueled electric generating units that Consumers retired in 2015, seven smaller coal-fueled electric generating units that Consumers retired in 2016, and the D.E. Karn coal-fueled electric generating units that Consumers retired in June 2023. Consumers has removed from plant, property, and equipment and recorded as a regulatory asset the book value of these units. Consumers is amortizing the regulatory asset over the life of the related securitization bonds, which it issued through subsidiaries in 2014 and 2023. For additional details regarding the securitization bonds, see Note 4, Financings and Capitalization—Securitization Bonds.
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
MGP Sites: Consumers is incurring environmental remediation and other response activity costs at 23 former MGP facilities. The MPSC allows Consumers to recover from its natural gas customers over a ten‑year period the costs incurred to remediate the MGP sites. For additional information, see Note 3, Contingencies and Commitments—Consumers Gas Utility Contingencies—Gas Environmental Matters.
Unamortized Loss on Reacquired Debt: Under regulatory accounting, any unamortized discount, premium, or expense related to debt redeemed with the proceeds of new debt is capitalized and amortized over the life of the new debt.
Decommissioning Costs: In Consumers’ electric depreciation and general rate cases, the MPSC has authorized Consumers to remove from depreciation rates the costs of decommissioning the D.E. Karn coal-fueled electric generating units, and instead defer those costs as a regulatory asset to be recovered through 2031. Additionally, ash disposal costs related to Consumers’ retired coal-fueled generating units may be deferred as a regulatory asset and collected over a ten-year period. In its 2022 order approving Consumers’ Clean Energy Plan, the MPSC authorized similar treatment for the decommissioning and ash disposal costs associated with the J.H. Campbell coal-fueled generating units that will be retired in 2025.
Postretirement Benefits Expense Deferral Mechanism: In Consumers’ general rate cases, the MPSC approved a mechanism allowing Consumers to defer the future recovery or refund of pension and OPEB expenses above or below the amounts used to set existing rates, respectively, beginning in January 2023 for the electric utility and October 2023 for the gas utility.
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
Ludington Overhaul Contract Dispute: The MPSC has authorized Consumers to defer as a regulatory asset costs associated with repairing or replacing defective work performed by TAES during a major overhaul and upgrade of Ludington. Consumers will defer such costs while litigation with TAES and Toshiba moves forward; such costs will be offset by potential future litigation proceeds received from

TAES or Toshiba. Consumers will have the opportunity to seek appropriate recovery and ratemaking treatment for amounts recorded as a regulatory asset following resolution of the litigation. For additional details on the contract dispute, see Note 3, Contingencies and Commitments—Consumers Electric Utility Contingencies.
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
Reserve for Customer Refunds: In December 2022, the MPSC issued an order authorizing Consumers to refund $22 million voluntarily to utility customers. During 2023, the MPSC approved Consumers’ requests that the refund take the form of contributions to programs that assist vulnerable electric and gas customers and incremental vegetation management. Additionally, in the settlement of its 2022 electric rate case, Consumers agreed to refund voluntarily $15 million of 2022 revenues to utility customers through a one‑time bill credit and to fund $10 million in contributions to programs that directly assist vulnerable customers with utility bills.
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
Consumers Electric and Gas Utility
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
Consumers Electric Utility
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
Consumers Gas Utility
2022 Gas Rate Case: In December 2022, Consumers filed an application with the MPSC seeking an annual rate increase of $212 million, based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending September 30, 2024. In August 2023, the MPSC approved a settlement agreement authorizing an annual rate increase of $95 million, based on a 9.9‑percent authorized return on equity, effective October 1, 2023. The MPSC also authorized the use of a cost deferral mechanism that will allow Consumers to defer for future recovery or refund pension and OPEB expense above or below the amounts used to set existing rates.
Power Supply Cost Recovery and Gas Cost Recovery
The PSCR and GCR ratemaking processes are designed to allow Consumers to recover all of its power supply and purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices in annual plan and reconciliation proceedings. Consumers adjusts its PSCR and GCR billing charges monthly, subject to ceiling factor limitations, in order to minimize the underrecovery or overrecovery amount in the annual reconciliations. Underrecoveries represent power supply and purchased natural gas costs that will be recovered from customers; overrecoveries represent previously collected revenues that will be refunded to customers.
Presented in the following table are the assets and liabilities for PSCR and GCR underrecoveries and overrecoveries reflected on Consumers’ consolidated balance sheets:

In Millions
December 31	2023	2022
Assets
PSCR underrecoveries	$—	$401
GCR underrecoveries	—	8
Accounts receivable and accrued revenue	$—	$409
Liabilities
PSCR overrecoveries	$10	$—
GCR overrecoveries	44	—
Accrued rate refunds	$54	$—

PSCR Plans and Reconciliations: In September 2023, the MPSC issued an order in Consumers’ 2021 PSCR reconciliation, authorizing recovery of $2.1 billion of power costs and authorizing Consumers to reflect in its 2022 PSCR reconciliation the overrecovery of $7 million.
In March 2023, Consumers filed its 2022 PSCR reconciliation, requesting full recovery of $2.5 billion of power costs and authorization to reflect in its 2023 PSCR reconciliation the underrecovery of $404 million. In November 2023, Consumers revised its reconciliation, requesting authorization to reflect in its 2023 PSCR reconciliation the underrecovery of $401 million.
Consumers submitted its 2023 PSCR plan to the MPSC in September 2022 and self-implemented a 2023 PSCR charge in accordance with that plan in January 2023. As a result of significantly higher-than-projected power costs during 2022, Consumers subsequently filed a motion for a temporary order in its 2023 PSCR plan, requesting that the MPSC approve only a third of the 2022 underrecovery amount for recovery in 2023, with the remaining amount to be recovered equally during 2024 and 2025. The MPSC approved Consumers’ motion in February 2023, providing immediate relief to electric customers. The MPSC approved Consumers’ 2023 PSCR plan in August 2023.
GCR Plans and Reconciliations: In March 2023, the MPSC approved a settlement agreement in Consumers’ 2021-2022 GCR reconciliation, authorizing recovery of $0.7 billion of gas costs and authorizing Consumers to reflect in its 2022-2023 GCR reconciliation the underrecovery of $9 million.
In June 2023, Consumers filed its 2022-2023 GCR reconciliation, requesting full recovery of $1.1 billion of gas costs and authorization to reflect in its 2023-2024 GCR reconciliation the underrecovery of $15 million.
Consumers submitted its 2023-2024 GCR plan to the MPSC in December 2022 and self-implemented its proposed 2023-2024 GCR charge in April 2023.
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
At December 31, 2023, CMS Energy had a recorded liability of $45 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $57 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs in each of the next five years:

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates its liability for NREPA sites for which it can estimate a range of loss to be between $2 million and $4 million. At December 31, 2023, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates its share of the total liability for known CERCLA sites to be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At December 31, 2023, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
Ludington Overhaul Contract Dispute: Consumers and DTE Electric, co-owners of Ludington, are parties to a 2010 engineering, procurement, and construction agreement with TAES, under which TAES contracted to perform a major overhaul and upgrade of Ludington. The overhauled Ludington units are operational, but TAES’ work has been defective and non‑conforming. Consumers and DTE Electric have demanded that TAES provide a comprehensive plan to resolve those matters, including adherence to its warranty commitments and other contractual obligations. Consumers and DTE Electric have taken extensive efforts to resolve these issues with TAES, including a formal demand to TAES’ parent, Toshiba, under a parent guaranty it provided. TAES has not provided a comprehensive plan or otherwise met its performance obligations.
In order to enforce the contract, Consumers and DTE Electric filed a complaint against TAES and Toshiba in the U.S. District Court for the Eastern District of Michigan in April 2022. In June 2022, TAES and Toshiba filed a motion to dismiss the complaint, along with an answer and counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties’ contract. As a co-owner of Ludington, Consumers would be liable for 51 percent of any such damages, if liability and damages were proven. In September 2022, the court denied the motion to dismiss filed by TAES and Toshiba. The parties are engaged in ongoing litigation, including discovery, pursuant to a court-ordered schedule. Consumers believes the counterclaims filed by TAES and Toshiba are without merit, but cannot predict the financial impact or outcome of this matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s and Consumers’ financial condition, results of operations, or liquidity.
Toshiba has announced that, through a common stock purchase, TBJH became the majority shareholder and new parent company of Toshiba. TBJH is a subsidiary of a Japanese private equity firm. Consumers and DTE Electric continue to monitor this development, but do not believe that this affects their rights under the parent guaranty provided by Toshiba.
In May 2023, the MPSC approved Consumers’ and DTE Electric’s jointly-filed request for authority to defer as a regulatory asset the costs associated with repairing or replacing the defective work performed by TAES while the litigation with TAES and Toshiba moves forward; such costs will be offset by potential future litigation proceeds received from TAES or Toshiba. Consumers and DTE Electric will have the opportunity to seek appropriate recovery and ratemaking treatment for amounts recorded as a regulatory asset following resolution of the litigation, but cannot predict the financial impact or outcome of such proceedings.
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
At December 31, 2023, Consumers had a recorded liability of $62 million for its remaining obligations for these sites. Consumers expects to pay the following amounts for remediation and other response activity costs in each of the next five years:

In Millions
	2024	2025	2026	2027	2028
Consumers
Remediation and other response activity costs	$2	$1	$7	$10	$25
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At December 31, 2023, Consumers had a regulatory asset of $99 million related to the MGP sites.
Consumers estimates that its liability to perform remediation and other response activities at NREPA sites other than the MGP sites could reach $1 million. At December 31, 2023, Consumers had a recorded liability of less than $1 million, the minimum amount in the range of its estimated probable liability, as no amount in the range was considered a better estimate than any other amount.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at December 31, 2023:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from sale of membership interests in VIEs[1]	various	indefinite	$304	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	153	1
Guarantee[3]	2011	indefinite	30	—
Consumers
Guarantee[3]	2011	indefinite	$30	$—
1These obligations arose from the sale of membership interests in NWO Holdco, Aviator Wind, and Newport Solar Holdings to tax equity investors. NorthStar Clean Energy provided certain indemnity obligations that protect the tax equity investors against losses incurred as a result of breaches of representations and warranties under the associated limited liability company agreements. These obligations are generally capped at an amount equal to the tax equity investor’s capital contributions plus a specified return, less any distributions and tax benefits it receives, in connection with its membership interest. For any indemnity obligations related to Aviator Wind, NorthStar Clean Energy would recover 49 percent of any amounts paid to the tax equity investor from the other owner of Aviator Wind Equity Holdings. Additionally, Aviator Wind holds insurance coverage that would partially protect against losses incurred as a result of certain failures to qualify for production tax credits. For further details on NorthStar Clean Energy’s ownership interest in NWO Holdco, Aviator Wind, and Newport Solar Holdings, see Note 18, Variable Interest Entities.
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
Contractual Commitments
Purchase Obligations: Purchase obligations arise from long-term contracts for the purchase of commodities and related services, and construction and service agreements. The commodities and related services include long-term PPAs, natural gas and associated transportation, and coal and associated transportation. Related-party PPAs are between Consumers and certain affiliates of NorthStar Clean

Energy. Presented in the following table are CMS Energy’s and Consumers’ contractual purchase obligations at December 31, 2023 for each of the periods shown:

In Millions
	Payments Due
	Total	2024	2025	2026	2027	2028	Beyond 2028
CMS Energy, including Consumers
Total PPAs	$7,204	$711	$792	$783	$787	$702	$3,429
Other	3,491	1,720	885	301	207	150	228
Total purchase obligations	$10,695	$2,431	$1,677	$1,084	$994	$852	$3,657
Consumers
PPAs
MCV PPA	$2,506	$342	$402	$416	$410	$371	$565
Related-party PPAs	206	60	44	30	31	14	27
Other PPAs	4,492	309	346	337	346	317	2,837
Total PPAs	$7,204	$711	$792	$783	$787	$702	$3,429
Other	2,802	1,615	648	266	168	82	23
Total purchase obligations	$10,006	$2,326	$1,440	$1,049	$955	$784	$3,452
MCV PPA: Consumers has a PPA with the MCV Partnership giving Consumers the right to purchase up to 1,240 MW of capacity and energy produced by the MCV Facility through May 2030. The MCV PPA provides for:
•a capacity charge of $10.14 per MWh of available capacity through March 2025 and $5.00 per MWh of available capacity from March 2025 through the termination date of the PPA
•a fixed energy charge of $6.30 per MWh for on-peak hours and $6.00 for off-peak hours
•a variable energy charge based on the MCV Partnership’s cost of production for energy delivered to Consumers
•a $5 million annual contribution by the MCV Partnership to a renewable resources program through March 2025
Capacity and energy charges under the MCV PPA were $340 million in 2023, $519 million in 2022, and $348 million in 2021.
Other PPAs: Consumers has PPAs expiring through 2048 with various counterparties. The majority of the PPAs have capacity and energy charges for delivered energy. Capacity and energy charges under these PPAs were $498 million in 2023, $510 million in 2022, and $338 million in 2021. In addition, CMS Energy and Consumers account for several of their PPAs as leases. See Note 8, Leases for more information about CMS Energy’s and Consumers’ lease obligations.

4:    Financings and Capitalization
Presented in the following table is CMS Energy’s long-term debt at December 31:

In Millions
	Interest Rate (%)		Maturity	2023	2022
CMS Energy, including Consumers
CMS Energy, parent only
Senior notes	3.875		2024	$250	$250
	3.600		2025	250	250
	3.000		2026	300	300
	2.950		2027	275	275
	3.450		2027	350	350
	4.700		2043	250	250
	4.875		2044	300	300
				$1,975	$1,975

Convertible senior notes	3.375		2028	800	—
				$800	$—

Junior subordinated notes[1]	4.750	[2]	2050	500	500
	3.750	[3]	2050	400	400
	5.625		2078	200	200
	5.875		2078	280	280
	5.875		2079	630	630
				$2,010	$2,010
Total CMS Energy, parent only				$4,785	$3,985
CMS Energy subsidiaries
Consumers				10,863	$10,277
NorthStar Clean Energy, including subsidiaries
Term loan facility	variable		2023	—	100
Total principal amount outstanding				$15,648	$14,362
Current amounts				(975)	(1,090)
Unamortized discounts				(30)	(30)
Unamortized issuance costs				(135)	(120)
Total long-term debt				$14,508	$13,122
1These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness.
2On June 1, 2030, and every five years thereafter, the notes will reset to an interest rate equal to the five-year treasury rate plus 4.116 percent.
3On December 1, 2030, and every five years thereafter, the notes will reset to an interest rate equal to the five‑year treasury rate plus 2.900 percent.

Presented in the following table is Consumers’ long-term debt at December 31:

In Millions
	Interest Rate (%)	Maturity		2023	2022
Consumers
First mortgage bonds
	0.350		2023	$—	$300
	3.375		2023	—	325
	3.125		2024	250	250
	3.190		2024	52	52
	5.240		2026	115	—
	3.680		2027	100	100
	3.390		2027	35	35
	4.650		2028	425	—
	3.800		2028	300	300
	4.900		2029	500	—
	5.070		2029	50	—
	5.170		2032	95	—
	3.600		2032	350	350
	3.180		2032	100	100
	4.625		2033	700	—
	5.800		2035	175	175
	5.380		2037	140	—
	3.520		2037	335	335
	4.010		2038	215	215
	6.170		2040	50	50
	4.970		2040	50	50
	4.310		2042	263	263
	3.950		2043	425	425
	4.100		2045	250	250
	3.250		2046	450	450
	3.950		2047	350	350
	4.050		2048	550	550
	4.350		2049	550	550
	3.750		2050	300	300
	3.100		2050	550	550
	3.500		2051	575	575
	2.650		2052	300	300
	4.200		2052	450	450
	3.860		2052	50	50
	4.280		2057	185	185
	2.500		2060	525	525
	4.350		2064	250	250
	variable	[1]	2069	76	76
	variable	[1]	2070	134	134
	variable	[1]	2070	127	127

In Millions
	Interest Rate (%)	Maturity			2023	2022
					$10,397	$8,997
Tax-exempt revenue bonds	0.875	[2]	2035		35	35
	1.800	[3]	2049		75	75
					$110	$110

2014 Securitization bonds	3.421	[4]	2025-2029	[5]	$141	$170
2023 Securitization bonds	5.342	[6]	2028-2031	[5]	646	—
					$787	$170

Term loan facility	variable		2024		—	1,000
Total principal amount outstanding					$11,294	$10,277
Current amounts					(725)	(991)
Long-term debt – related parties[7] principal amount outstanding			2050-2060		(431)	—
Unamortized discounts					(28)	(27)
Unamortized issuance costs					(73)	(67)
Total long-term debt					$10,037	$9,192
1The variable-rate bonds bear interest quarterly at a rate of three-month SOFR minus 0.038 percent, subject to a zero-percent floor. At December 31, 2023, the interest rates were 5.346 percent for bonds due September 2069, 5.329 percent for bonds due May 2070, and 5.368 percent for bonds due October 2070. The interest rate for all variable-rate bonds at December 31, 2022 was zero percent. The holders of these variable-rate bonds may put them to Consumers for redemption on certain dates prior to their stated maturity, including dates within one year of December 31, 2023.
2The interest rate on these tax-exempt revenue bonds will reset on October 8, 2026.
3The interest rate on these tax‑exempt revenue bonds will reset on October 1, 2024.
4The weighted-average interest rate for Consumers’ securitization bonds issued through its subsidiary, Consumers 2014 Securitization Funding, was 3.421 percent at December 31, 2023 and 3.343 percent at December 31, 2022.
5Principal and interest payments are made semiannually.
6The weighted-average interest rate for Consumers’ securitization bonds issued through its subsidiary, Consumers 2023 Securitization Funding, was 5.342 percent at December 31, 2023.
7Long-term debt – related parties reflects Consumers’ outstanding debt held by its parent as a result of CMS Energy’s repurchase of Consumers’ first mortgage bonds.

CMS Energy’s Purchase of Consumers’ First Mortgage Bonds: Presented in the following table is Consumers’ long-term debt—related parties at December 31, 2023:

	Principal (In Millions)	Interest Rate (%)
First mortgage bonds due 2060	$163	2.500
First mortgage bonds due 2052	106	2.650
First mortgage bonds due 2050	23	3.750
First mortgage bonds due 2050	52	3.100
First mortgage bonds due 2051	27	3.500
First mortgage bonds due 2048	60	4.050
Total principal amount outstanding	$431
Unamortized discounts	(3)
Unamortized issuance costs	(4)
Total long-term debt — related parties	$424
During 2023, CMS Energy purchased these Consumers’ first mortgage bonds for $293 million. On a consolidated basis, CMS Energy’s repurchase of Consumers’ first mortgage bonds was accounted for as a debt extinguishment and resulted in a pre-tax gain of $131 million. Interest expense related to the repurchased bonds was $5 million for the year ended December 31, 2023.

Financings: Presented in the following table is a summary of major long-term debt issuances during 2023:

	Principal (In Millions)	Interest Rate (%)	Issuance Date	Maturity Date
CMS Energy, parent only
Convertible senior notes	$800	3.375	May 2023	May 2028
Total CMS Energy, parent only	$800
NorthStar Clean Energy, including subsidiaries
Term loan facility[1]	$85	variable	February 2023	November 2023
Total NorthStar Clean Energy, including subsidiaries	$85
Consumers
First mortgage bonds	$425	4.650	January 2023	March 2028
First mortgage bonds	700	4.625	February 2023	May 2033
First mortgage bonds	115	5.240	May 2023	May 2026
First mortgage bonds	50	5.070	May 2023	May 2029
First mortgage bonds	95	5.170	May 2023	May 2032
First mortgage bonds	140	5.380	May 2023	May 2037
First mortgage bonds	500	4.900	August 2023	February 2029
2023 Securitization bonds[2]	250	5.550	December 2023	March 2028
2023 Securitization bonds[2]	396	5.210	December 2023	September 2031
Total Consumers	$2,671
Total CMS Energy	$3,556
1    In December 2022, a subsidiary of NorthStar Clean Energy entered into a $185 million unsecured term loan credit agreement. Under this credit agreement, a subsidiary of NorthStar Clean Energy borrowed $85 million in 2023.
2    For additional details on the securitization, see Note 2, Regulatory Matters— Securitized Costs.
In January 2024, Consumers issued $600 million of first mortgage bonds that mature in May 2029 and bear interest at a rate of 4.600 percent. The proceeds of the bonds will be used for general corporate purposes.
Issuance of Convertible Senior Notes: In May 2023, CMS Energy issued an aggregate principal amount of $800 million convertible senior notes that bear an interest rate of 3.375 percent and mature in May 2028 unless redeemed, repurchased, or converted earlier. Unamortized debt costs associated with this issuance were $12 million at December 31, 2023. The convertible senior notes rank equal in right of payment to any of CMS Energy’s unsecured indebtedness that is not subordinated. There are no sinking fund requirements for the notes.
Holders of the convertible senior notes may convert their notes at their option in accordance with the conditions outlined in the related indenture. CMS Energy will settle conversions of the notes by paying cash up to the aggregate principal amount of the notes to be converted and paying or delivering, as the case may be, cash, shares of CMS Energy common stock, or a combination of cash and shares of CMS Energy common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted. The conversion rate will be subject to adjustment for anti-dilutive events and fundamental change and redemption provisions as described in the related indenture. At December 31, 2023, the conversion price for the notes was $73.97 per share of common stock.
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
Retirements: Presented in the following table is a summary of major long-term debt retirements during 2023:

	Principal (In Millions)	Interest Rate (%)	Retirement Date	Maturity Date
NorthStar Clean Energy, including subsidiaries
Term loan facility	$185	variable	November 2023	November 2023
Total NorthStar Clean Energy, including subsidiaries	$185
Consumers
Term loan facility	$1,000	variable	February 2023	January 2024
First mortgage bonds	300	0.350	June 2023	June 2023
First mortgage bonds	325	3.375	August 2023	August 2023
Total Consumers	$1,625
In January 2024, CMS Energy retired $250 million of its senior notes bearing an interest rate of 3.875 percent and an original maturity date of March 2024.
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Its current authorization ends on March 31, 2025. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements.
First Mortgage Bonds: Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers’ ability to issue first mortgage bonds is restricted by certain provisions in the First Mortgage Bond Indenture and the need for regulatory approvals under federal law. Restrictive issuance provisions in the First Mortgage Bond Indenture include achieving a two‑times interest coverage ratio and having sufficient unfunded net property additions.
Securitization Bonds: Certain regulatory assets held by Consumers’ subsidiaries, Consumers 2014 Securitization Funding and Consumers 2023 Securitization Funding, collateralize Consumers’ securitization bonds. Consumers 2014 Securitization Funding and Consumers 2023 Securitization Funding are distinct subsidiaries. The bondholders of each entity have no recourse to the other’s assets or the assets of Consumers. Consumers collects securitization surcharges to cover the principal and interest on the bonds as well as certain other qualified costs. The surcharges collected by Consumers on behalf of each entity are remitted to that subsidiary’s account and are not available to creditors of Consumers or creditors of Consumers’ affiliates other than the subsidiary that issued the bonds.

Debt Maturities: At December 31, 2023, the aggregate annual maturities for long-term debt for the next five years, based on stated maturities or earlier put dates, were:

In Millions
	2024	2025	2026	2027	2028
CMS Energy, including Consumers
Long-term debt
CMS Energy, parent only	$250	$250	$300	$625	$800
Consumers	725	116	237	263	843
Total CMS Energy[1]	$975	$366	$537	$888	$1,643
Consumers
Long-term debt	$725	$116	$237	$263	$843
Credit Facilities: The following credit facilities with banks were available at December 31, 2023:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
December 14, 2027[1]	$550	$—	$24	$526
September 22, 2024	50	—	50	—
NorthStar Clean Energy, including subsidiaries
September 25, 2025[2]	$37	$—	$37	$—
Consumers[3]
December 14, 2027	$1,100	$—	$27	$1,073
November 18, 2025	250	—	48	202
1There were no borrowings under this facility during the year ended December 31, 2023.
2This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding Aviator Wind Equity Holdings, see Note 18, Variable Interest Entities.
3Obligations under these facilities are secured by first mortgage bonds of Consumers. There were no borrowings under these facilities during the year ended December 31, 2023.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At December 31, 2023, there were $93 million of commercial paper notes outstanding under this program with a weighted-average annual interest rate of 5.609 percent, recorded as current notes payable on the consolidated balance sheets of CMS Energy and Consumers.
In December 2023, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million at an interest rate of the prior month’s average one-month Term SOFR minus 0.100 percent. At December 31, 2023, there were no outstanding borrowings under the agreement.

Consumers’ Supplier Financing Program: Under a supplier financing program, Consumers agrees to pay a bank, acting as its payment agent, the stated amount of confirmed invoices from participating suppliers on the original maturity dates of the invoices. The supplier invoices that have been confirmed as valid under the program require payment in full within 60 days of the invoice date. Consumers does not provide collateral or a guarantee to the bank in support of its payment obligations under the agreement, nor does it pay a fee for the service. Consumers or the bank may terminate the supplier financing program agreement upon 30 days prior written notice to the other party. There were no trade payables outstanding under the program in accounts payable on CMS Energy’s and Consumers’ consolidated balance sheets at December 31, 2023, and less than $1 million at December 31, 2022.
Dividend Restrictions: At December 31, 2023, payment of dividends by CMS Energy on its common stock was limited to $7.3 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at December 31, 2023, Consumers had $2.1 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the year ended December 31, 2023, Consumers paid $695 million in dividends on its common stock to CMS Energy.
Capitalization: The authorized capital stock of CMS Energy consists of:
•350 million shares of CMS Energy Common Stock, par value $0.01 per share
•10 million shares of CMS Energy Preferred Stock, par value $0.01 per share
Issuance of Common Stock: In 2023, CMS Energy entered into an equity offering program under which it may sell shares of its common stock having an aggregate sales price of up to $1 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions. There have been no sales of securities under this program.
In November 2023, CMS Energy partially settled a forward contract, issued under its previous equity offering program, by issuing shares of its common stock at a weighted-average price of $68.05 per share, resulting in net proceeds of $178 million.
Presented in the following table are details of CMS Energy’s forward sales contracts under its equity offering program at December 31, 2023:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	December 31, 2023
August 3, 2022	December 31, 2024	328,207	$67.59	$68.37
August 24, 2022	December 31, 2024	1,677,938	69.46	70.91
August 29, 2022	December 31, 2024	1,783,388	68.18	69.54
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
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle or net cash settle the contracts as of December 31, 2023, CMS Energy would not have been required to deliver shares or pay cash. In January 2024, CMS Energy settled the remaining forward sale contracts issued under its previous equity offering program by issuing shares at a weighted average price of $70.31 per share, resulting in net proceeds of $266 million.
Preferred Stock: CMS Energy’s Series C preferred stock is traded on the New York Stock Exchange under the symbol CMS PRC. Depositary shares represent a 1/1000th interest in a share of its Series C preferred stock. The Series C preferred stock has no maturity or mandatory redemption date and is not redeemable at the option of the holders. CMS Energy may, at its option, redeem the Series C preferred stock, in whole or in part, at any time on or after July 15, 2026. The Series C preferred stock ranks senior to CMS Energy’s common stock with respect to dividend rights and distribution rights upon liquidation. Presented in the following table are details of CMS Energy’s Series C preferred stock at December 31, 2023 and 2022:

	Depositary Share Par Value	Depositary Share Optional Redemption Price	Number of Depositary Shares Authorized	Number of Depositary Shares Outstanding
Cumulative, redeemable perpetual	$25	$25	9,200,000	9,200,000
Preferred Stock of Subsidiary: Consumers’ preferred stock is traded on the New York Stock Exchange under the symbol CMS-PB. Presented in the following table are details of Consumers’ preferred stock at December 31, 2023 and 2022:

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

In Millions
	CMS Energy, including Consumers		Consumers
December 31	2023	2022	2023	2022
Assets[1]
Cash equivalents	$18	$—	$—	$—
Restricted cash equivalents	21	18	21	17
Nonqualified deferred compensation plan assets	30	24	22	18
Derivative instruments	2	2	2	2
Total assets	$71	$44	$45	$37
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$30	$24	$22	$18
Total liabilities	$30	$24	$22	$18
1All assets and liabilities were classified as Level 1 with the exception of derivative contracts, which were classified as Level 3.
Cash Equivalents: Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity.
Nonqualified Deferred Compensation Plan Assets and Liabilities: The nonqualified deferred compensation plan assets consist of mutual funds, which are bought and sold only at the discretion of plan participants.The assets are valued using the daily quoted net asset values. CMS Energy and Consumers value their nonqualified deferred compensation plan liabilities based on the fair values of the plan assets, as they reflect the amount owed to the plan participants in accordance with their investment elections. CMS Energy and Consumers report the assets in other non‑current assets and the liabilities in other non‑current liabilities on their consolidated balance sheets.
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

In Millions
	December 31, 2023					December 31, 2022
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$11	$11	$—	$—	$11	$14	$14	$—	$—	$14
Liabilities
Long-term debt[2]	15,483	14,305	1,103	11,186	2,016	14,212	12,384	987	8,741	2,656
Long-term payables[3]	11	11	—	—	11	9	7	—	—	7
Consumers
Assets
Long-term receivables[1]	$11	$11	$—	$—	$11	$14	$14	$—	$—	$14
Notes receivable – related party[4]	97	97	—	—	97	101	101	—	—	101
Liabilities
Long-term debt[5]	10,762	9,757	—	7,741	2,016	10,183	8,728	—	6,172	2,556
Long-term debt – related party	424	303	—	303	—	—	—	—	—	—
Long-term payables	5	5	—	—	5	—	—	—	—	—
1Includes current portion of long-term accounts receivable and notes receivable of $6 million at December 31, 2023 and $7 million at December 31, 2022.
2Includes current portion of long-term debt of $975 million at December 31, 2023 and $1,090 million at December 31, 2022.
3Includes current portion of long-term payables of $2 million at December 31, 2022.
4Includes current portion of notes receivable – related party of $7 million at December 31, 2023 and 2022.
5Includes current portion of long-term debt of $725 million at December 31, 2023 and $991 million at December 31, 2022.

Notes receivable – related party represents Consumers’ portion of the DB SERP demand note payable issued by CMS Energy to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028.
7:    Plant, Property, and Equipment
Presented in the following table are details of CMS Energy’s and Consumers’ plant, property, and equipment:

In Millions
December 31	Estimated Depreciable Life in Years	2023	2022
CMS Energy, including Consumers
Plant, property, and equipment, gross
Consumers	3 – 125	$31,723	$29,342
NorthStar Clean Energy
Independent power production[1]	3 – 40	1,387	1,124
Assets under finance leases[2]		24	24
Other	3 – 5	1	1
Plant, property, and equipment, gross		$33,135	$30,491
Construction work in progress		944	1,182
Accumulated depreciation and amortization		(9,007)	(8,960)
Total plant, property, and equipment[3]		$25,072	$22,713
Consumers
Plant, property, and equipment, gross
Electric
Generation	15 – 125	$6,511	$5,780
Distribution	15 – 75	11,339	10,590
Other	5 – 55	1,355	1,374
Assets under finance leases[2]		97	126
Gas
Distribution	20 – 85	7,452	6,951
Transmission	17 – 75	2,806	2,440
Underground storage facilities[4]	27 – 75	1,295	1,197
Other	5 – 55	815	835
Assets under finance leases[2]		15	20
Other non-utility property	3 – 51	38	29
Plant, property, and equipment, gross		$31,723	$29,342
Construction work in progress		845	994
Accumulated depreciation and amortization		(8,796)	(8,791)
Total plant, property, and equipment[2]		$23,772	$21,545
1A portion of independent power production assets are leased to others under operating leases. For information regarding CMS Energy’s operating leases of owned assets, see Note 8, Leases.
2For information regarding the amortization terms of CMS Energy’s and Consumers’ assets under finance leases, see Note 8, Leases.

3Consumers’ plant additions were $3.1 billion for the year ended December 31, 2023 and $2.3 billion for the year ended December 31, 2022. Consumers’ plant retirements, which include the impact of transfers to held for sale, were $856 million for the year ended December 31, 2023 and $290 million for the year ended December 31, 2022. Consumers plans to retire the J.H. Campbell coal-fueled generating units in 2025. Accordingly, in 2022, Consumers removed from total plant, property, and equipment an amount of $1.3 billion, representing the projected remaining book value of the electric generating units upon their retirement, and recorded it as a regulatory asset. For additional details, see Note 2, Regulatory Matters.
4Underground storage includes base natural gas of $26 million at December 31, 2023 and 2022. Base natural gas is not subject to depreciation.
Asset Acquisition: In May 2023, Consumers purchased the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity in Van Buren County, Michigan for $810 million. In August 2023, Consumers paid an additional $2 million as a result of a post-closing adjustment required under the purchase agreement.
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
Intangible Assets: Included in net plant, property, and equipment are intangible assets. Presented in the following table are details about Consumers’ intangible assets:

In Millions
Description	Amortization Life in Years	December 31, 2023		December 31, 2022
		Gross Cost[1]	Accumulated Amortization	Gross Cost[1]	Accumulated Amortization
Consumers
Software development	3 – 15	$772	$543	$846	$593
Rights of way	50 – 85	229	64	218	61
Franchises and consents	5 – 50	16	11	16	10
Leasehold improvements	various[2]	11	7	9	6
Other intangibles	various	24	15	25	16
Total		$1,052	$640	$1,114	$686
1Consumers’ intangible asset additions were $80 million for the year ended December 31, 2023 and $116 million for the year ended December 31, 2022. Consumers’ intangible asset retirements were $142 million for the year ended December 31, 2023 and $104 million for the year ended December 31, 2022.
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

Years Ended December 31	2023	2022	2021
Electric	6.5%	6.2%	6.2%
Gas	5.8	5.6	5.6
Assets Under Finance Leases: Presented in the following table are further details about changes in CMS Energy’s and Consumers’ assets under finance leases:

In Millions
Years Ended December 31	2023	2022
CMS Energy, including Consumers
Balance at beginning of period	$170	$332
Additions	—	44
Net retirements and other adjustments	(34)	(206)
Balance at end of period	$136	$170
Consumers
Balance at beginning of period	$146	$332
Additions	—	20
Net retirements and other adjustments	(34)	(206)
Balance at end of period	$112	$146
Assets under finance leases are presented as gross amounts. CMS Energy and Consumers’ accumulated amortization of assets under finance leases was $64 million at December 31, 2023 and $88 million at December 31, 2022.

Depreciation and Amortization: Presented in the following table are further details about CMS Energy’s and Consumers’ accumulated depreciation and amortization:

In Millions
Years Ended December 31	2023	2022
CMS Energy, including Consumers
Utility plant assets	$8,790	$8,785
Non-utility plant assets	217	175
Consumers
Utility plant assets	$8,790	$8,785
Non-utility plant assets	6	6
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

Years Ended December 31	2023	2022	2021
Electric utility property	3.8%	3.7%	3.9%
Gas utility property	2.8	2.9	2.9
Other property	7.8	8.9	9.4
CMS Energy and Consumers record property repairs and minor property replacement as maintenance expense. CMS Energy and Consumers record planned major maintenance activities as operating expense unless the cost represents the acquisition of additional long-lived assets or the replacement of an existing long-lived asset.
Presented in the following table are the components of CMS Energy’s and Consumers’ depreciation and amortization expense:

In Millions
Years Ended December 31	2023	2022	2021
CMS Energy, including Consumers
Depreciation expense – plant, property, and equipment	$1,050	$990	$975
Amortization expense
Software	92	103	108
Other intangible assets	5	5	4
Securitized regulatory assets	33	28	27
Total depreciation and amortization expense	$1,180	$1,126	$1,114
Consumers
Depreciation expense – plant, property, and equipment	$1,007	$952	$938
Amortization expense
Software	92	103	108
Other intangible assets	5	5	4
Securitized regulatory assets	33	28	27
Total depreciation and amortization expense	$1,137	$1,088	$1,077

Presented in the following table is Consumers’ estimated amortization expense on intangible assets for each of the next five years:

In Millions
	2024	2025	2026	2027	2028
Consumers
Intangible asset amortization expense	$89	$88	$87	$81	$73
Jointly Owned Regulated Utility Facilities
Presented in the following table are Consumers’ investments in jointly owned regulated utility facilities at December 31, 2023:

In Millions, Except Ownership Share
	J.H. Campbell Unit 3	Ludington	Other
Ownership share	93.3%	51.0%	various
Utility plant in service	$1,752	$619	$443
Accumulated provision for depreciation	(812)	(227)	(97)
Plant under construction	1	5	11
Net investment	$941	$397	$357
Consumers includes its share of the direct expenses of the jointly owned plants in operating expenses. Consumers shares operation, maintenance, and other expenses of these jointly owned utility facilities in proportion to each participant’s undivided ownership interest. Consumers is required to provide only its share of financing for the jointly owned utility facilities.
Consumers plans to retire the J.H. Campbell coal-fueled generating units and, in 2022, removed an amount representing the projected remaining book value of the electric generating units upon their retirement from total plant, property, and equipment and recorded it as a regulatory asset on its consolidated balance sheets. For additional details, see Note 2, Regulatory Matters.
Consumers is engaged in ongoing litigation with Wolverine Power related to Consumers’ authority to decide to retire the J.H. Campbell 3 coal-fueled generating unit under the unit’s Joint Ownership and Operating Agreement. For additional details on this dispute, see Note 3, Contingencies and Commitments—J.H. Campbell 3 Plant Retirement Contract Dispute.
Consumers and DTE Electric are engaged in ongoing litigation with TAES and Toshiba related to the 2010 engineering, procurement, and construction agreement with TAES, under which TAES contracted to perform a major overhaul and upgrade of Ludington. For additional details on this dispute, see Note 3, Contingencies and Commitments—Ludington Overhaul Contract Dispute.

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

Presented in the following table is information about CMS Energy’s and Consumers’ lease right-of-use assets and lease liabilities:

In Millions, Except as Noted
	CMS Energy, including Consumers		Consumers
December 31	2023	2022	2023	2022
Operating leases
Right-of-use assets[1]	$26	$31	$23	$27
Lease liabilities
Current lease liabilities[2]	4	4	4	4
Non-current lease liabilities[3]	22	27	19	23
Finance leases
Right-of-use assets	71	82	48	58
Lease liabilities[4]
Current lease liabilities	5	9	5	9
Non-current lease liabilities	62	68	39	45
Weighted-average remaining lease term (in years)
Operating leases	19	20	18	18
Finance leases	19	18	11	10
Weighted-average discount rate
Operating leases	5.2%	4.0%	5.3%	3.9%
Finance leases[5]	5.3	5.2	1.5	1.6
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
4Includes related-party lease liabilities of $24 million, of which less than $1 million was current, at December 31, 2023 and 2022.
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

CMS Energy and Consumers report operating, variable, and short-term lease costs as operating expenses on their consolidated statements of income, except for certain amounts that may be capitalized to other assets. Presented in the following table is a summary of CMS Energy’s and Consumers’ total lease costs:

In Millions
Years Ended December 31	2023	2022
CMS Energy, including Consumers
Operating lease costs	$6	$6
Finance lease costs
Amortization of right-of-use assets	9	12
Interest on lease liabilities	15	14
Variable lease costs	107	93
Short-term lease costs	14	23
Total lease costs	$151	$148
Consumers
Operating lease costs	$5	$6
Finance lease costs
Amortization of right-of-use assets	8	12
Interest on lease liabilities	13	14
Variable lease costs	107	93
Short-term lease costs	14	22
Total lease costs	$147	$147
Presented in the following table is supplemental cash flow information related to CMS Energy’s and Consumers’ lease liabilities:

In Millions
Years Ended December 31	2023	2022
CMS Energy, including Consumers
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities for operating leases	$6	$6
Cash used in operating activities for finance leases	15	14
Cash used in financing activities for finance leases	8	13
Lease liabilities arising from obtaining right-of-use assets
Operating leases	1	10
Finance leases	—	36
Consumers
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities for operating leases	$6	$6
Cash used in operating activities for finance leases	13	14
Cash used in financing activities for finance leases	8	12
Lease liabilities arising from obtaining right-of-use assets
Operating leases	1	10
Finance leases	—	12

Presented in the following table are the minimum rental commitments under CMS Energy’s and Consumers’ non‑cancelable leases:

In Millions
		Finance Leases
December 31, 2023	Operating Leases	Pipelines and PPAs	Other	Total
CMS Energy, including Consumers
2024	$5	$13	$6	$19
2025	4	13	3	16
2026	3	13	4	17
2027	2	13	1	14
2028	1	13	1	14
2029 and thereafter	30	26	66	92
Total minimum lease payments	$45	$91	$81	$172
Less discount	19	62	43	105
Present value of minimum lease payments	$26	$29	$38	$67
Consumers
2024	$5	$13	$5	$18
2025	4	13	2	15
2026	2	13	2	15
2027	2	13	—	13
2028	1	13	—	13
2029 and thereafter	24	26	8	34
Total minimum lease payments	$38	$91	$17	$108
Less discount	15	62	2	64
Present value of minimum lease payments	$23	$29	$15	$44
Lessor
CMS Energy and Consumers are the lessor under power sales and natural gas delivery agreements that are accounted for as leases.
CMS Energy has power sales agreements that are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. For the year ended December 31, 2023, lease revenue from these power sales agreements was $116 million, which included variable lease payments of $74 million. For the year ended December 31, 2022, lease revenue from these power sales agreements was $240 million, which included variable lease payments of $191 million.

Presented in the following table are the minimum rental payments to be received under CMS Energy’s non‑cancelable operating leases:

In Millions
December 31, 2023
2024	$43
2025	44
2026	18
Total minimum lease payments	$105
Consumers has a natural gas transportation agreement with a subsidiary of CMS Energy that extends through 2038, related to a pipeline owned by Consumers. This agreement is accounted for as a direct finance lease and will automatically extend annually unless terminated by either party. The effects of the lease are eliminated on CMS Energy’s consolidated financial statements.
Minimum rental payments to be received under Consumers’ direct financing lease are less than $1 million for each of the next five years and $6 million for the years thereafter. The lease receivable was $6 million as of December 31, 2023, which does not include unearned income of $5 million.
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
Presented below are the categories of assets that CMS Energy and Consumers have legal obligations to remove at the end of their useful lives and for which they have an ARO liability recorded:

ARO Description	In-Service Date	Long-Lived Assets
Closure of coal ash disposal areas	various	Generating plants coal ash areas
Gas distribution cut, purge, and cap	various	Gas distribution mains and services
Asbestos abatement	1973	Electric and gas utility plant
Closure of renewable generation assets	various	Wind and solar generation facilities
Gas wells plug and abandon	various	Gas transmission and storage

Presented in the following tables are the changes in CMS Energy’s and Consumers’ ARO liabilities:

In Millions
Company and ARO Description	ARO Liability 12/31/2022	Incurred	Settled	Accretion	Cash Flow Revisions	ARO Liability 12/31/2023
CMS Energy, including Consumers
Consumers	$722	$4	$(28)	$32	$9	$739
Renewable generation assets	24	7	—	1	—	32
Total CMS Energy	$746	$11	$(28)	$33	$9	$771
Consumers
Coal ash disposal areas	$272	$—	$(15)	$11	$—	$268
Gas distribution cut, purge, and cap	287	—	(10)	14	(1)	290
Asbestos abatement	39	—	(1)	3	10	51
Renewable generation assets	95	4	—	3	—	102
Gas wells plug and abandon	29	—	(2)	1	—	28
Total Consumers	$722	$4	$(28)	$32	$9	$739

In Millions
Company and ARO Description	ARO Liability 12/31/2021	Incurred	Settled	Accretion	Cash Flow Revisions[1]	ARO Liability 12/31/2022
CMS Energy, including Consumers
Consumers	$605	$1	$(39)	$27	$128	$722
Renewable generation assets	23	—	—	1	—	24
Total CMS Energy	$628	$1	$(39)	$28	$128	$746
Consumers
Coal ash disposal areas	$157	$—	$(20)	$7	$128	$272
Gas distribution cut, purge, and cap	282	1	(11)	15	—	287
Asbestos abatement	38	—	(1)	2	—	39
Renewable generation assets	93	—	—	2	—	95
Gas wells plug and abandon	35	—	(7)	1	—	29
Total Consumers	$605	$1	$(39)	$27	$128	$722
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
DCCP: CMS Energy and Consumers provide an employer contribution to the DCCP 401(k) plan for employees hired on or after July 1, 2003. The contribution ranges from five percent to ten percent of base pay, depending on years of service and employee class. Employees are not required to contribute in order to receive the plan’s employer contribution. DCCP expense for CMS Energy, including Consumers, was $51 million for the year ended December 31, 2023, $48 million for the year ended December 31, 2022, and $41 million for the year ended December 31, 2021. DCCP expense for Consumers was $50 million for the year ended December 31, 2023, $48 million for the year ended December 31, 2022, and $41 million for the year ended December 31, 2021.
DB SERP: The DB SERP is a nonqualified plan as defined by the Internal Revenue Code. DB SERP benefits are paid from a rabbi trust established in 1988. The trust assets are not considered plan assets under ASC 715. DB SERP rabbi trust earnings are taxable. Presented in the following table are the fair values of trust assets and ABO for CMS Energy’s and Consumers’ DB SERP:

In Millions
Years Ended December 31	2023	2022
CMS Energy, including Consumers
Trust assets	$132	$137
ABO	115	118
Consumers
Trust assets	$98	$101
ABO	83	85

Neither CMS Energy nor Consumers made any contributions to the DB SERP in 2023 or 2022.
DC SERP: On April 1, 2006, CMS Energy and Consumers implemented a DC SERP and froze further new participation in the DB SERP. The DC SERP provides participants benefits ranging from five percent to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. CMS Energy’s and Consumers’ contributions to the plan, if any, are placed in a grantor trust. For CMS Energy and Consumers, trust assets were $14 million at December 31, 2023 and $12 million at December 31, 2022. DC SERP assets are included in other non‑current assets on CMS Energy’s and Consumers’ consolidated balance sheets. CMS Energy’s and Consumers’ DC SERP expense was $1 million for the years ended December 31, 2023 and 2022, and $2 million for the year ended December 31, 2021.
401(k) Plan: The 401(k) plan employer match equals four to six percent of employee eligible contributions based on an employee’s wages and class. The total 401(k) plan cost for CMS Energy, including Consumers, was $41 million for the year ended December 31, 2023, $44 million for the year ended December 31, 2022, and $31 million for the year ended December 31, 2021. The total 401(k) plan cost for Consumers was $40 million for the year ended December 31, 2023, $43 million for the year ended December 31, 2022, and $31 million for the year ended December 31, 2021.
OPEB Plan: Participants in the OPEB Plan include all regular full-time employees covered by the employee health care plan on the day before retirement from either CMS Energy or Consumers at age 55 or older with at least 10 full years of applicable continuous service. Regular full-time employees who qualify for disability retirement under the DB Pension Plans or are disabled and covered by the DCCP and who have 15 years of applicable continuous service may also participate in the OPEB Plan. Retiree health care costs were based on the assumption that costs would increase 8.00 percent in 2024 and 6.50 percent in 2023 for those under 65 and would increase 8.50 percent in 2024 and 6.75 percent in 2023 for those over 65. The rate of increase was assumed to decline to 4.75 percent by 2032 and thereafter for all retirees.

Assumptions: Presented in the following table are the weighted-average assumptions used in CMS Energy’s and Consumers’ retirement benefit plans to determine benefit obligations and net periodic benefit cost:

December 31	2023	2022	2021
CMS Energy, including Consumers
Weighted average for benefit obligations[1]
Discount rate[2]
DB Pension Plan A	5.05%	5.24%	3.02%
DB Pension Plan B	4.95	5.14	2.79
DB SERP	4.94	5.13	2.78
OPEB Plan	5.02	5.21	2.99
Rate of compensation increase
DB Pension Plan A	3.60	3.60	3.60
DB SERP[3]	—	5.50	5.50
Weighted average for net periodic benefit cost[1]
Service cost discount rate[2,4]
DB Pension Plan A	5.27%	3.09%	2.83%
DB SERP	5.18	3.09	2.84
OPEB Plan	5.31	3.23	3.03
Interest cost discount rate[2,4]
DB Pension Plan A	5.12	2.44	1.97
DB Pension Plan B	5.06	2.21	1.70
DB SERP	5.06	2.21	1.72
OPEB Plan	5.10	2.45	1.99
Expected long-term rate of return on plan assets[5]
DB Pension Plans	7.20	6.50	6.75
OPEB Plan	7.20	6.50	6.75
Rate of compensation increase
DB Pension Plan A	3.60	3.60	3.50
DB SERP	5.50	5.50	5.50
1The mortality assumption for benefit obligations was based on the Pri-2012 Mortality Table, with improvement scale MP-2021. The mortality assumption for net periodic benefit cost was based on the Pri-2012 Mortality Table, with improvement scale MP-2021 for 2023 and 2022 and improvement scale MP-2020 for 2021.
2The discount rate reflects the rate at which benefits could be effectively settled and is equal to the equivalent single rate resulting from a yield-curve analysis. This analysis incorporated the projected benefit payments specific to CMS Energy’s and Consumers’ DB Pension Plans and OPEB Plan and the yields on high-quality corporate bonds rated Aa or better.
3The DB SERP no longer requires rate of compensation increase as the last active participant retired in 2023.
4CMS Energy and Consumers have elected to use a full-yield-curve approach in the estimation of service cost and interest cost; this approach applies individual spot rates along the yield curve to future projected benefit payments based on the time of payment.

5CMS Energy and Consumers determined the long-term rate of return using historical market returns, the present and expected future economic environment, the capital market principles of risk and return, and the expert opinions of individuals and firms with financial market knowledge. CMS Energy and Consumers considered the asset allocation of the portfolio in forecasting the future expected total return of the portfolio. The goal was to determine a long-term rate of return that could be incorporated into the planning of future cash flow requirements in conjunction with the change in the liability. Annually, CMS Energy and Consumers review for reasonableness and appropriateness the forecasted returns for various classes of assets used to construct an expected return model. CMS Energy’s and Consumers’ expected long-term rate of return on the assets of the DB Pension Plans was 7.20 percent in 2023. The actual return (loss) on the assets of the DB Pension Plans was 12.6 percent in 2023, (15.9) percent in 2022, and 12.0 percent in 2021.
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans and DB SERP			OPEB Plan
Years Ended December 31	2023	2022	2021	2023	2022	2021
CMS Energy, including Consumers
Net periodic cost (credit)
Service cost	$29	$41	$53	$12	$17	$18
Interest cost	112	84	63	44	28	23
Settlement loss	—	1	1	—	—	—
Expected return on plan assets	(220)	(206)	(208)	(103)	(115)	(109)
Amortization of:
Net loss	12	40	100	12	1	8
Prior service cost (credit)	4	4	4	(41)	(51)	(53)
Settlement loss	11	9	6	—	—	—
Net periodic cost (credit)	$(52)	$(27)	$19	$(76)	$(120)	$(113)
Consumers
Net periodic credit
Service cost	$28	$39	$51	$11	$17	$17
Interest cost	105	79	59	42	27	23
Expected return on plan assets	(208)	(194)	(197)	(95)	(107)	(102)
Amortization of:
Net loss	11	37	96	12	—	8
Prior service cost (credit)	4	4	4	(40)	(50)	(51)
Settlement loss	11	9	6	—	—	—
Net periodic credit	$(49)	$(26)	$19	$(70)	$(113)	$(105)
In Consumers’ 2022 electric and gas rate cases, the MPSC approved a mechanism allowing Consumers to defer the future recovery or refund of pension and OPEB expenses above or below the amounts used to set existing rates, respectively, beginning in January 2023 for the electric utility and October 2023 for the gas utility. At December 31, 2023, CMS Energy, including Consumers, had deferred $11 million of pension credits and $23 million of OPEB costs under this mechanism.
CMS Energy and Consumers amortize net gains and losses in excess of ten percent of the greater of the PBO or the MRV over the average remaining service period for DB Pension Plan A and the OPEB Plan and over the average remaining life expectancy of participants for DB Pension Plan B. For DB Pension Plan A, the estimated period of amortization of gains and losses was eight years for the years ended

December 31, 2023, 2022, and 2021. For DB Pension Plan B, the estimated period of amortization of gains and losses was 17 years for the year ended December 31, 2023, and 18 years for the years ended December 31, 2022 and 2021. For the OPEB Plan, the estimated amortization period was nine years for the years ended December 31, 2023, 2022, and 2021.
Prior service cost (credit) amortization is established in the year in which the prior service cost (credit) first occurred, and is based on the same amortization period for all future years until the prior service cost (credit) is fully amortized. CMS Energy and Consumers had new prior service costs for OPEB in 2020. The estimated period of amortization of these new prior service costs is eight years.
CMS Energy and Consumers determine the MRV for the assets of the DB Pension Plans as the fair value of plan assets on the measurement date, adjusted by the gains or losses that will not be admitted into the MRV until future years. CMS Energy and Consumers reflect each year’s gain or loss in the MRV in equal amounts over a five‑year period beginning on the date the original amount was determined. CMS Energy and Consumers determine the MRV for OPEB Plan assets as the fair value of assets on the measurement date.

Reconciliations: Presented in the following table are reconciliations of the funded status of CMS Energy’s and Consumers’ retirement benefit plans with their retirement benefit plans’ liabilities:

In Millions
	DB Pension Plans				DB SERP		OPEB Plan
Years Ended December 31	2023	2022			2023	2022	2023	2022
CMS Energy, including Consumers
Benefit obligation at beginning of period	$2,169		$3,070		$117	$149	$889		$1,166
Service cost	29		41		—	—	12		17
Interest cost	106		81		6	3	44		28
Plan amendments	—		—		—	—	—		—
Actuarial loss (gain)	52	[1]	(811)	[1]	1	(25)	9	[1]	(274)	[1]
Benefits paid	(161)		(212)		(10)	(10)	(54)		(48)
Benefit obligation at end of period	$2,195		$2,169		$114	$117	$900		$889
Plan assets at fair value at beginning of period	$2,820		$3,599		$—	$—	$1,446		$1,787
Actual return on plan assets	345		(567)		—	—	165		(294)
Company contribution	—		—		10	10	—		—
Actual benefits paid	(161)		(212)		(10)	(10)	(52)		(47)
Plan assets at fair value at end of period	$3,004		$2,820		$—	$—	$1,559		$1,446
Funded status	$809	[2]	$651	[2]	$(114)	$(117)	$659		$557
Consumers
Benefit obligation at beginning of period					$85	$109	$856		$1,122
Service cost					—	—	11		17
Interest cost					4	2	42		27
Plan amendments					—	—	—		—
Actuarial loss (gain)					1	(19)	10	[1]	(265)	[1]
Benefits paid					(7)	(7)	(52)		(45)
Benefit obligation at end of period					$83	$85	$867		$856
Plan assets at fair value at beginning of period					$—	$—	$1,350		$1,668
Actual return on plan assets					—	—	154		(273)
Company contribution					7	7	—		—
Actual benefits paid					(7)	(7)	(51)		(45)
Plan assets at fair value at end of period					$—	$—	$1,453		$1,350
Funded status					$(83)	$(85)	$586		$494
1The actuarial losses for 2023 for the DB Pension Plans and OPEB Plan were primarily the result of lower discount rates. The actuarial gains for 2022 for the DB Pension Plans and OPEB Plan were primarily the result of higher discount rates.
2The total funded status of the DB Pension Plans attributable to Consumers, based on an allocation of expenses, was $781 million at December 31, 2023 and $632 million at December 31, 2022.

Presented in the following table is the classification of CMS Energy’s and Consumers’ retirement benefit plans’ assets and liabilities:

In Millions
December 31	2023	2022
CMS Energy, including Consumers
Non-current assets
DB Pension Plans	$809	$651
OPEB Plan	659	557
Current liabilities
DB SERP	10	10
Non-current liabilities
DB SERP	104	107
Consumers
Non-current assets
DB Pension Plans	$781	$632
OPEB Plan	586	494
Current liabilities
DB SERP	7	7
Non-current liabilities
DB SERP	76	78
The ABO for the DB Pension Plans was $2.0 billion at December 31, 2023 and 2022. At December 31, 2023 and 2022, the PBO and ABO did not exceed plan assets for any of the defined benefit pension plans.

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost: Presented in the following table are the amounts recognized in regulatory assets and AOCI that have not been recognized as components of net periodic benefit cost. For additional details on regulatory assets see Note 2, Regulatory Matters.

In Millions
	DB Pension Plans and DB SERP		OPEB Plan
December 31	2023	2022	2023	2022
CMS Energy, including Consumers
Regulatory assets
Net loss	$634	$724	$191	$251
Prior service cost (credit)	16	21	(100)	(140)
Regulatory assets	$650	$745	$91	$111
AOCI
Net loss (gain)	65	69	(3)	2
Prior service cost (credit)	1	1	(2)	(3)
Total amounts recognized in regulatory assets and AOCI	$716	$815	$86	$110
Consumers
Regulatory assets
Net loss	$634	$724	$191	$251
Prior service cost (credit)	16	21	(100)	(140)
Regulatory assets	$650	$745	$91	$111
AOCI
Net loss	20	20	—	—
Total amounts recognized in regulatory assets and AOCI	$670	$765	$91	$111

Plan Assets: Presented in the following tables are the fair values of the assets of CMS Energy’s DB Pension Plans and OPEB Plan, by asset category and by level within the fair value hierarchy. For additional details regarding the fair value hierarchy, see Note 5, Fair Value Measurements.

In Millions
	DB Pension Plans
	December 31, 2023			December 31, 2022
	Total	Level 1	Level 2	Total	Level 1
CMS Energy, including Consumers
Cash and short-term investments	$178	$178	$—	$122	$122
Mutual funds	47	47	—	263	263
	$225	$225	$—	$385	$385
Pooled funds	2,779			2,435
Total	$3,004			$2,820

In Millions
	OPEB Plan
	December 31, 2023			December 31, 2022
	Total	Level 1	Level 2	Total	Level 1
CMS Energy, including Consumers
Cash and short-term investments	$82	$82	$—	$28	$28
U.S. government and agencies securities	16	—	16	—	—
Corporate debt	67	—	67	—	—
State and municipal bonds	1	—	1	—	—
Foreign corporate bonds	15	—	15	—	—
Common stocks	161	161	—	69	69
Mutual funds	60	60	—	754	754
	$402	$303	$99	$851	$851
Pooled funds	1,157			595
Total	$1,559			$1,446
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
Common Stocks: Common stocks in the OPEB Plan consist of equity securities that are actively managed and tracked to the S&P 500 Index and MSCI All Country World ex-US. These securities are valued at their quoted closing prices.
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
Asset Allocations: Presented in the following table are the investment components of the assets of CMS Energy’s DB Pension Plans and OPEB Plan as of December 31, 2023:

	DB Pension Plans	OPEB Plan
Fixed-income securities	42.0%	40.0%
Equity securities	38.0	42.0
Real asset investments	9.0	8.0
Return-seeking fixed income	6.0	5.0
Liquid alternative investments	4.0	4.0
Cash and cash equivalents	1.0	1.0
	100.0%	100.0%
CMS Energy’s target 2023 asset allocation for the assets of the DB Pension Plans was 40‑percent fixed income, 38‑percent equity, 11‑percent real assets, 7‑percent return-seeking fixed income, and 4‑percent liquid alternatives.
CMS Energy established union and non‑union VEBA trusts to fund future retiree health and life insurance benefits known as OPEB. These trusts are funded through the ratemaking process for Consumers and through direct contributions from the non‑utility subsidiaries. CMS Energy’s target 2023 asset allocation for OPEB trusts was 40‑percent fixed income, 38‑percent equity, 11‑percent real assets, 7‑percent return-seeking fixed income, and 4‑percent liquid alternatives.
The goal of these target allocations was to maximize the long-term return on plan assets, while maintaining a prudent level of risk. The level of acceptable risk is a function of the liabilities of the plans. Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P MidCap and SmallCap Indexes and Foreign Equity Funds. Fixed-income investments are diversified across investment grade instruments of government and corporate issuers, as well as high-yield and global bond funds. Return-seeking fixed-income investments are diversified exposure to high-yield bonds, emerging market debt, and bank loans. Real asset investments are diversified across core real estate and real estate investment trusts. Liquid alternatives are investments in private funds comprised of different and independent hedge funds with various investment strategies. CMS Energy uses annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocations.

Contributions: Contributions comprise required amounts and discretionary contributions. Neither CMS Energy nor Consumers made any contributions in 2023 or 2022, or plans to contribute to the DB Pension Plans or OPEB Plan in 2024. Actual future contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.
Benefit Payments: Presented in the following table are the expected benefit payments for each of the next five years and the five‑year period thereafter:

In Millions
	DB Pension Plans	DB SERP	OPEB Plan
CMS Energy, including Consumers
2024	$158	$10	$55
2025	160	10	57
2026	159	10	58
2027	159	10	60
2028	159	9	61
2029-2033	785	43	315
Consumers
2024	$148	$7	$53
2025	151	7	54
2026	150	7	56
2027	150	7	57
2028	150	6	59
2029-2033	741	29	301
Collective Bargaining Agreements: At December 31, 2023, unions represented 44 percent of CMS Energy’s employees and 45 percent of Consumers’ employees. The UWUA represents Consumers’ operating, maintenance, construction, and customer contact center employees. The USW represents Zeeland plant employees. The UWUA and USW agreements expire in 2025.

11:    Stock-based Compensation
CMS Energy and Consumers provide a PISP to officers, employees, and non‑employee directors based on their contributions to the successful management of the company. The PISP has a ten‑year term, expiring in May 2030.
In 2023, all awards were in the form of restricted stock or restricted stock units. The PISP also allows for unrestricted common stock, stock options, stock appreciation rights, phantom shares, performance units, and incentive options, none of which was granted in 2023, 2022, or 2021.
Shares awarded or subject to stock options, phantom shares, or performance units may not exceed 6.5 million shares from June 2020 through May 2030. CMS Energy and Consumers may issue awards of up to 4,960,465 shares of common stock under the PISP as of December 31, 2023. Shares for which payment or exercise is in cash, as well as shares that expire, terminate, or are canceled or forfeited, may be awarded or granted again under the PISP.
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
Performance-based restricted stock vesting is contingent on meeting at least a 36‑month service requirement and a performance condition. The performance condition is based on an adjusted measure of CMS Energy’s EPS growth relative to a peer group over a three‑year period. The awards granted in 2023, 2022, and 2021 require a 38‑month service period. Market-based restricted stock vesting is generally contingent on meeting a three‑year service requirement and a market condition. The market condition is based on a comparison of CMS Energy’s total shareholder return with the median total shareholder return of a peer group over the same three‑year period. Depending on the outcome of the performance condition or the market condition, a recipient may earn a total award ranging from zero to 200 percent of the initial grant. Time-lapse restricted stock generally vests after a service period of three years.
Restricted Stock Units: In 2023, 2022, and 2021, CMS Energy and Consumers granted restricted stock units to certain non‑employee directors who elected to defer their restricted stock awards. The restricted stock units generally vest after a service period of one year or, if earlier, at the next annual meeting. The restricted stock units will be distributed to the recipients as shares in accordance with the directors’ deferral agreements. Restricted stock units do not have voting rights, but do have dividend rights. In lieu of cash dividend payments, the dividends on restricted stock units are paid in additional units equal to the value of the dividends. These additional restricted stock units are subject to the same vesting and distribution conditions as the underlying restricted stock units. No restricted stock units were forfeited during 2023.
Presented in the following tables is the activity for restricted stock and restricted stock units under the PISP:

	CMS Energy, including Consumers		Consumers
Year Ended December 31, 2023	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at beginning of period	1,029,523	$60.13	978,146	$60.15
Granted
Restricted stock	502,039	52.62	474,917	52.42
Restricted stock units	19,082	50.32	18,315	50.34
Vested
Restricted stock	(313,344)	51.54	(302,177)	51.48
Restricted stock units	(15,211)	52.60	(14,523)	52.55
Forfeited – restricted stock	(63,987)	53.57	(60,312)	53.45
Nonvested at end of period	1,158,102	$59.50	1,094,366	$59.50

Year Ended December 31, 2023	CMS Energy, including Consumers	Consumers
Granted
Time-lapse awards	115,591	108,216
Market-based awards	147,453	139,255
Performance-based awards	153,383	145,008
Restricted stock units	15,545	14,925
Dividends on market-based awards	14,825	14,038
Dividends on performance-based awards	15,608	14,787
Dividends on restricted stock units	3,537	3,390
Additional performance-based shares based on achievement of condition	55,179	53,613
Total granted	521,121	493,232
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
The fair value of performance-based and time-lapse restricted stock and restricted stock units is based on the price of CMS Energy’s common stock on the grant date. The fair value of market-based restricted stock awards is calculated on the grant date using a Monte Carlo simulation. CMS Energy and Consumers base expected volatilities on the historical volatility of the price of CMS Energy common stock. The risk-

free rate for valuation of the market-based restricted stock awards was based on the three‑year U.S. Treasury yield at the award grant date.

Presented in the following table are the most significant assumptions used to estimate the fair value of the market-based restricted stock awards:

Years Ended December 31	2023	2022	2021
Expected volatility	30.3%	27.3%	27.6%
Expected dividend yield	2.9	2.8	2.8
Risk-free rate	3.9	1.4	0.2
Presented in the following table is the weighted-average grant-date fair value of all awards under the PISP:

In Millions
Years Ended December 31	2023	2022	2021
CMS Energy, including Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$52.62	$48.69	$43.52
Restricted stock units granted	50.32	56.13	54.11
Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$52.42	$48.57	$42.85
Restricted stock units granted	50.34	56.07	53.93
Presented in the following table are amounts related to restricted stock awards and restricted stock units:

In Millions
Years Ended December 31	2023	2022	2021
CMS Energy, including Consumers
Fair value of shares that vested during the year	$20	$27	$25
Compensation expense recognized	28	26	22
Income tax benefit recognized	3	—	1
Consumers
Fair value of shares that vested during the year	$19	$25	$24
Compensation expense recognized	26	25	21
Income tax benefit recognized	2	—	1
At December 31, 2023, $29 million of total unrecognized compensation cost was related to restricted stock for CMS Energy, including Consumers, and $27 million of total unrecognized compensation cost was related to restricted stock for Consumers. CMS Energy and Consumers expect to recognize this cost over a weighted-average period of two years.

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
Presented in the following table is the difference between actual income tax expense on continuing operations and income tax expense computed by applying the statutory U.S. federal income tax rate:

In Millions, Except Tax Rate
Years Ended December 31	2023	2022	2021
CMS Energy, including Consumers
Income from continuing operations before income taxes	$954	$902	$823
Income tax expense at statutory rate	200	189	173
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	31	51	39
Renewable energy tax credits	(58)	(51)	(44)
TCJA excess deferred taxes[2]	(40)	(65)	(50)
Taxes attributable to noncontrolling interests	17	5	5
Accelerated flow-through of regulatory tax benefits[3]	—	(39)	(28)
Other, net	(3)	3	—
Income tax expense	$147	$93	$95
Effective tax rate	15.4%	10.3%	11.5%
Consumers
Income from continuing operations before income taxes	$1,028	$1,085	$1,024
Income tax expense at statutory rate	216	228	215
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	36	59	54
Renewable energy tax credits	(46)	(46)	(37)
TCJA excess deferred taxes[2]	(40)	(65)	(50)
Accelerated flow-through of regulatory tax benefits[3]	—	(39)	(28)
Other, net	(5)	3	2
Income tax expense	$161	$140	$156
Effective tax rate	15.7%	12.9%	15.2%
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

Presented in the following table are the significant components of income tax expense on continuing operations:

In Millions
Years Ended December 31	2023	2022	2021
CMS Energy, including Consumers
Current income taxes
Federal	$5	$6	$(1)
State and local	1	—	1
	$6	$6	$—
Deferred income taxes
Federal	107	4	49
State and local	38	65	49
	$145	$69	$98
Deferred income tax credit	(4)	18	(3)
Tax expense	$147	$93	$95
Consumers
Current income taxes
Federal	$3	$(2)	$(13)
State and local	2	8	15
	$5	$6	$2
Deferred income taxes
Federal	117	50	103
State and local	43	66	54
	$160	$116	$157
Deferred income tax credit	(4)	18	(3)
Tax expense	$161	$140	$156

Presented in the following table are the principal components of deferred income tax assets (liabilities) recognized:

In Millions
December 31	2023	2022
CMS Energy, including Consumers
Deferred income tax assets
Tax loss and credit carryforwards	$428	$385
Net regulatory tax liability	305	318
Reserves and accruals	28	35
Total deferred income tax assets	$761	$738
Valuation allowance	(2)	(2)
Total deferred income tax assets, net of valuation allowance	$759	$736
Deferred income tax liabilities
Plant, property, and equipment	$(2,520)	$(2,515)
Employee benefits	(473)	(433)
Gas inventory	(66)	(53)
Securitized costs	(194)	(39)
Other	(121)	(103)
Total deferred income tax liabilities	$(3,374)	$(3,143)
Total net deferred income tax liabilities	$(2,615)	$(2,407)
Consumers
Deferred income tax assets
Net regulatory tax liability	$305	$318
Tax loss and credit carryforwards	175	145
Reserves and accruals	27	28
Total deferred income tax assets	$507	$491
Deferred income tax liabilities
Plant, property, and equipment	$(2,498)	$(2,458)
Employee benefits	(459)	(423)
Gas inventory	(66)	(53)
Securitized costs	(194)	(39)
Other	(79)	(103)
Total deferred income tax liabilities	$(3,296)	$(3,076)
Total net deferred income tax liabilities	$(2,789)	$(2,585)
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts on CMS Energy’s and Consumers’ consolidated financial statements.

Presented in the following table are the tax loss and credit carryforwards at December 31, 2023:

In Millions
	Tax Attribute	Expiration
CMS Energy, including Consumers
State net operating loss carryforwards	$69	2030 – 2033
Local net operating loss carryforwards	3	2024 – 2040
General business credits	356	2035 – 2043
Total tax attributes	$428
Consumers
State net operating loss carryforwards	$53	2030 – 2033
General business credits	122	2035 – 2043
Total tax attributes	$175
CMS Energy has provided a valuation allowance of $2 million for the local tax loss carryforward. CMS Energy and Consumers expect to utilize fully their tax loss and credit carryforwards for which no valuation allowance has been provided. It is reasonably possible that further adjustments will be made to the valuation allowances within one year.
Presented in the following table is a reconciliation of the beginning and ending amount of uncertain tax benefits:

In Millions
Years Ended December 31	2023	2022	2021
CMS Energy, including Consumers
Balance at beginning of period	$28	$27	$25
Additions for current-year tax positions	1	1	2
Additions for prior-year tax positions	—	1	—
Reductions for prior-year tax positions	(3)	(1)	—
Balance at end of period	$26	$28	$27
Consumers
Balance at beginning of period	$36	$34	$31
Additions for current-year tax positions	1	3	3
Additions for prior-year tax positions	2	1	—
Reductions for prior-year tax positions	(3)	(2)	—
Balance at end of period	$36	$36	$34
If recognized, all of these uncertain tax benefits would affect CMS Energy’s and Consumers’ annual effective tax rates in future years. One uncertain tax benefit relates to the methodology of state apportionment for Consumers’ electricity sales to MISO. The Michigan Tax Tribunal heard oral arguments on this methodology during 2022. A final conclusion is not anticipated in the next 12 months.
CMS Energy and Consumers recognize accrued interest and penalties, where applicable, as part of income tax expense. CMS Energy, including Consumers, recognized no interest or penalties for each of the years ended December 31, 2023, 2022, or 2021.
The amount of income taxes paid is subject to ongoing audits by federal, state, local, and foreign tax authorities, which can result in proposed assessments. CMS Energy’s federal income tax returns for 2020 and subsequent years remain subject to examination by the IRS. CMS Energy’s Michigan Corporate Income Tax returns for 2013-2016 and 2019 and subsequent years remain subject to examination by the State of Michigan. CMS Energy’s and Consumers’ estimate of the potential outcome for any uncertain tax issue is highly judgmental. CMS Energy and Consumers believe that their accrued tax liabilities at December 31, 2023 were adequate for all years.
13:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
Years Ended December 31	2023	2022	2021
Income available to common stockholders
Income from continuing operations	$807	$809	$728
Less loss attributable to noncontrolling interests	(79)	(24)	(23)
Less preferred stock dividends	10	10	5
Income from continuing operations available to common stockholders – basic and diluted	$876	$823	$746
Average common shares outstanding
Weighted-average shares – basic	291.2	289.5	289.0
Add dilutive nonvested stock awards	0.5	0.3	0.5
Add dilutive forward equity sale contracts	—	0.2	—
Weighted-average shares – diluted	291.7	290.0	289.5
Income from continuing operations per average common share available to common stockholders
Basic	$3.01	$2.84	$2.58
Diluted	3.01	2.84	2.58
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
Convertible Securities
In May 2023, CMS Energy issued an aggregate principal amount of $800 million convertible senior notes. Potentially dilutive common shares issuable upon conversion of the convertible senior notes are determined using the if-converted method for calculating diluted EPS. Upon conversion, the convertible senior notes are required to be paid in cash with only amounts exceeding the principal permitted to be settled in shares. The convertible senior notes were anti-dilutive for the year ended December 31, 2023. For further details on CMS Energy’s convertible senior notes, see Note 4, Financings and Capitalization.
14:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Year Ended December 31, 2023	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,686	$2,394	$—	$7,080
Other	—	—	181	181
Revenue recognized from contracts with customers	$4,686	$2,394	$181	$7,261
Leasing income	—	—	116	116
Financing income	10	6	—	16
Consumers alternative-revenue programs	49	20	—	69
Total operating revenue – CMS Energy	$4,745	$2,420	$297	$7,462
Consumers
Consumers utility revenue
Residential	$2,236	$1,619		$3,855
Commercial	1,550	489		2,039
Industrial	660	60		720
Other	240	226		466
Revenue recognized from contracts with customers	$4,686	$2,394		$7,080
Financing income	10	6		16
Alternative-revenue programs	49	20		69
Other non-segment revenue	—	—		1
Total operating revenue – Consumers	$4,745	$2,420		$7,166
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities.

In Millions
Year Ended December 31, 2022	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$5,395	$2,720	$—	$8,115
Other	—	—	205	205
Revenue recognized from contracts with customers	$5,395	$2,720	$205	$8,320
Leasing income	—	—	240	240
Financing income	10	6	—	16
Consumers alternative-revenue programs	43	14	—	57
Consumers revenues to be refunded	(29)	(8)	—	(37)
Total operating revenue – CMS Energy	$5,419	$2,732	$445	$8,596
Consumers
Consumers utility revenue
Residential	$2,523	$1,879		$4,402
Commercial	1,733	559		2,292
Industrial	792	75		867
Other	347	207		554
Revenue recognized from contracts with customers	$5,395	$2,720		$8,115
Financing income	10	6		16
Alternative-revenue programs	43	14		57
Revenues to be refunded	(29)	(8)		(37)
Total operating revenue – Consumers	$5,419	$2,732		$8,151
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities.

In Millions
Year Ended December 31, 2021	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,915	$2,046	$—	$6,961
Other	—	—	114	114
Revenue recognized from contracts with customers	$4,915	$2,046	$114	$7,075
Leasing income	—	—	194	194
Financing income	10	5	—	15
Consumers alternative-revenue programs	33	12	—	45
Total operating revenue – CMS Energy	$4,958	$2,063	$308	$7,329
Consumers
Consumers utility revenue
Residential	$2,402	$1,396		$3,798
Commercial	1,573	396		1,969
Industrial	624	54		678
Other	316	200		516
Revenue recognized from contracts with customers	$4,915	$2,046		$6,961
Financing income	10	5		15
Alternative-revenue programs	33	12		45
Total operating revenue – Consumers	$4,958	$2,063		$7,021
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
CMS Energy and Consumers recorded uncollectible accounts expense of $34 million for the year ended December 31, 2023, $50 million for the year ended December 31, 2022, and $22 million for the year ended December 31, 2021. Uncollectible accounts expense for the year ended December 31, 2022 included a commitment to contribute $10 million to directly assist vulnerable customers with utility bills.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $494 million at December 31, 2023 and $663 million at December 31, 2022.
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
Revenues to Be Refunded: In December 2022, the MPSC issued an order authorizing Consumers to refund $22 million voluntarily to utility customers. Additionally, in the settlement of its 2022 electric rate case, Consumers agreed to refund voluntarily $15 million of 2022 revenues to utility customers through a one‑time bill credit. For additional information, see Note 2, Regulatory Matters.

15:    Other Income and Other Expense
Presented in the following table are the components of other income and other expense at CMS Energy and Consumers:

In Millions
Years Ended December 31	2023	2022	2021
CMS Energy, including Consumers
Other income
Gain on extinguishment of debt[1]	$131	$—	$—
Interest income	37	5	3
Allowance for equity funds used during construction	7	6	8
Income from equity method investees	7	3	10
All other	13	5	9
Total other income – CMS Energy	$195	$19	$30
Consumers
Other income
Interest income	$25	$2	$2
Interest income - related parties	5	5	5
Allowance for equity funds used during construction	7	6	8
All other	12	4	8
Total other income – Consumers	$49	$17	$23
CMS Energy, including Consumers
Other expense
Donations	$(1)	$(9)	$(6)
Civic and political expenditures	(5)	(6)	(5)
All other	(7)	(12)	(7)
Total other expense – CMS Energy	$(13)	$(27)	$(18)
Consumers
Other expense
Donations	$(1)	$(9)	$(6)
Civic and political expenditures	(5)	(6)	(5)
All other	(6)	(10)	(7)
Total other expense – Consumers	$(12)	$(25)	$(18)
1For information regarding the gain on extinguishment of debt, see Note 4, Financings and Capitalization—CMS Energy’s Purchase of Consumers’ First Mortgage Bonds.

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

Presented in the following tables is financial information by segment:

In Millions
Years Ended December 31	2023	2022	2021
CMS Energy, including Consumers
Operating revenue
Electric utility	$4,745	$5,419	$4,958
Gas utility	2,420	2,732	2,063
NorthStar Clean Energy	297	445	308
Total operating revenue – CMS Energy	$7,462	$8,596	$7,329
Consumers
Operating revenue
Electric utility	$4,745	$5,419	$4,958
Gas utility	2,420	2,732	2,063
Other reconciling items	1	—	—
Total operating revenue – Consumers	$7,166	$8,151	$7,021
CMS Energy, including Consumers
Depreciation and amortization
Electric utility	$797	$757	$772
Gas utility	338	330	304
NorthStar Clean Energy	43	38	37
Other reconciling items	2	1	1
Total depreciation and amortization – CMS Energy	$1,180	$1,126	$1,114
Consumers
Depreciation and amortization
Electric utility	$797	$757	$772
Gas utility	338	330	304
Other reconciling items	2	1	1
Total depreciation and amortization – Consumers	$1,137	$1,088	$1,077

In Millions
Years Ended December 31	2023	2022	2021
CMS Energy, including Consumers
Income from equity method investees[1]
NorthStar Clean Energy	$7	$3	$10
Total income from equity method investees – CMS Energy	$7	$3	$10
CMS Energy, including Consumers
Interest charges
Electric utility	$281	$218	$207
Gas utility	158	116	104
NorthStar Clean Energy	2	3	6
Other reconciling items	202	182	183
Total interest charges – CMS Energy	$643	$519	$500
Consumers
Interest charges
Electric utility	$285	$218	$207
Gas utility	161	116	104
Other reconciling items	2	1	—
Total interest charges – Consumers	$448	$335	$311
CMS Energy, including Consumers
Income tax expense (benefit)
Electric utility	$67	$109	$117
Gas utility	98	32	39
NorthStar Clean Energy	4	3	(2)
Other reconciling items	(22)	(51)	(59)
Total income tax expense – CMS Energy	$147	$93	$95
Consumers
Income tax expense (benefit)
Electric utility	$67	$109	$117
Gas utility	98	32	39
Other reconciling items	(4)	(1)	—
Total income tax expense – Consumers	$161	$140	$156

In Millions
Years Ended December 31	2023	2022	2021
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$550	$567	$565
Gas utility	315	378	302
NorthStar Clean Energy	67	34	23
Other reconciling items	(55)	(152)	458
Total net income available to common stockholders – CMS Energy	$877	$827	$1,348
Consumers
Net income (loss) available to common stockholder
Electric utility	$550	$567	$565
Gas utility	315	378	302
Other reconciling items	—	(2)	(1)
Total net income available to common stockholder – Consumers	$865	$943	$866
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[2]	$19,302	$17,870	$18,147
Gas utility[2]	12,383	11,443	10,601
NorthStar Clean Energy	1,420	1,148	1,122
Other reconciling items	30	30	23
Total plant, property, and equipment, gross – CMS Energy	$33,135	$30,491	$29,893
Consumers
Plant, property, and equipment, gross
Electric utility[2]	$19,302	$17,870	$18,147
Gas utility[2]	12,383	11,443	10,601
Other reconciling items	38	29	23
Total plant, property, and equipment, gross – Consumers	$31,723	$29,342	$28,771
CMS Energy, including Consumers
Investments in equity method investees[1]
NorthStar Clean Energy	$76	$71	$71
Total investments in equity method investees – CMS Energy	$76	$71	$71

In Millions
Years Ended December 31	2023	2022	2021
CMS Energy, including Consumers
Total assets
Electric utility[2]	$19,358	$17,907	$16,493
Gas utility[2]	12,353	11,873	10,517
NorthStar Clean Energy	1,604	1,464	1,312
Other reconciling items	202	109	431
Total assets – CMS Energy	$33,517	$31,353	$28,753
Consumers
Total assets
Electric utility[2]	$19,417	$17,968	$16,555
Gas utility[2]	12,397	11,918	10,564
Other reconciling items	38	30	21
Total assets – Consumers	$31,852	$29,916	$27,140
CMS Energy, including Consumers
Capital expenditures[3]
Electric utility[4]	$2,081	$1,265	$1,153
Gas utility[4]	1,041	1,008	989
NorthStar Clean Energy	156	113	17
Other reconciling items	2	7	2
Total capital expenditures – CMS Energy	$3,280	$2,393	$2,161
Consumers
Capital expenditures[3]
Electric utility[4]	$2,081	$1,265	$1,153
Gas utility[4]	1,041	1,008	989
Other reconciling items	23	7	2
Total capital expenditures – Consumers	$3,145	$2,280	$2,144
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

17:    Related-party Transactions—Consumers
Consumers enters into a number of transactions with related parties in the normal course of business. These transactions include but are not limited to:
•purchases of electricity from affiliates of NorthStar Clean Energy
•payments to and from CMS Energy related to parent company overhead costs
•payments of principal and interest when due to CMS Energy related to borrowings under certain credit agreements and CMS Energy’s repurchase of Consumers’ first mortgage bonds
Transactions involving power supply purchases from certain affiliates of NorthStar Clean Energy are based on avoided costs under PURPA, state law, and competitive bidding. The payment of parent company overhead costs is based on the use of accepted industry allocation methodologies. These payments are for costs that occur in the normal course of business.
Presented in the following table is Consumers’ expense recorded from related-party transactions for the years ended December 31:

In Millions
Description	Related Party	2023	2022	2021
Purchases of capacity and energy	Affiliates of NorthStar Clean Energy	$75	$76	$77
Amounts payable to related parties for purchased power and other services were $19 million at December 31, 2023 and $20 million at December 31, 2022. Accounts receivable from related parties were $9 million at December 31, 2023 and $8 million at December 31, 2022.
CMS Energy has a demand note payable to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028. The portion of the demand note attributable to Consumers was recorded as a note receivable – related party on Consumers’ consolidated balance sheets at December 31, 2023 and 2022.
Consumers has a natural gas transportation agreement with a subsidiary of CMS Energy that extends through 2038, related to a pipeline owned by Consumers. For additional details about the agreement, see Note 8, Leases.
During 2023, CMS Energy repurchased certain of Consumers’ first mortgage bonds. For more information about these repurchases, see Note 4, Financings and Capitalization—CMS Energy’s Purchase of Consumers’ First Mortgage Bonds.
In November 2023, an unregulated subsidiary of Consumers sold certain non-utility renewable development projects to NorthStar Clean Energy for $20 million, the projects’ net book value; there was no gain or loss recognized on this sale.
In December 2023, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million. For additional details about the agreement, see Note 4, Financings and Capitalization—Short-term Borrowings.

18:    Variable Interest Entities
Consolidated VIEs: During 2023, NorthStar Clean Energy sold a Class A membership interest in Newport Solar Holdings to tax equity investors for $86 million. Newport Solar Holdings wholly owns Newport Solar, a 180‑MW solar generation project located in Jackson County, Arkansas; the project began commercial operation in October 2023.
NorthStar Clean Energy holds a Class B membership interest in NWO Holdco, which wholly owns Northwest Ohio Wind, LLC, a 100‑MW wind generation project in Paulding County, Ohio. The Class A membership interest in NWO Holdco is held by a tax equity investor.
NorthStar Clean Energy has a 51-percent ownership interest in Aviator Wind Equity Holdings, which holds a Class B membership interest in Aviator Wind, the holding company of a 525‑MW wind generation project in Coke County, Texas. The Class A membership interest in Aviator Wind is held by a tax equity investor.
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
Newport Solar Holdings, NWO Holdco, Aviator Wind Equity Holdings, and Aviator Wind are VIEs. In accordance with the associated limited liability company agreements, the tax equity investors are guaranteed preferred returns from these entities. However, NorthStar Clean Energy manages and controls the entities’ operating activities. As a result, NorthStar Clean Energy is the primary beneficiary, as it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. NorthStar Clean Energy consolidates Newport Solar Holdings, NWO Holdco, Aviator Wind Equity Holdings, and Aviator Wind and presents the Class A membership interests and 49 percent of Aviator Wind Equity Holdings as noncontrolling interests.

Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
December 31	2023	2022
Current
Cash and cash equivalents	$28	$43
Accounts receivable	3	7
Prepayments and other current assets	4	7
Non-current
Plant, property, and equipment, net	1,064	850
Construction work in progress	—	156
Other non-current assets	3	—
Total assets[1]	$1,102	$1,063
Current
Current portion of long-term debt	$—	$100
Accounts payable	12	33
Non-current
Non-current portion of finance leases	23	23
Asset retirement obligations	32	24
Total liabilities	$67	$180
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
Consumers’ wholly-owned subsidiaries, Consumers 2014 Securitization Funding and Consumers 2023 Securitization Funding, are VIEs designed to collateralize Consumers’ securitization bonds. These entities are considered VIEs primarily because their equity capitalization is insufficient to support their operations. Consumers is the primary beneficiary of and consolidates these VIEs, as it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. The VIEs’ primary assets and liabilities comprise regulatory assets and long-term debt. For more information on these assets and liabilities, see Note 2, Regulatory Matters— Securitized Costs and Note 4, Financings and Capitalization—Securitization Bonds.
Non-consolidated VIEs: CMS Energy has variable interests in T.E.S. Filer City, Grayling, Genesee, and Craven. While CMS Energy owns 50 percent of each partnership, it is not the primary beneficiary of any of these partnerships because decision making is shared among unrelated parties, and no one party has the ability to direct the activities that most significantly impact the entities’ economic performance, such as operations and maintenance, plant dispatch, and fuel strategy. The partners must agree on all major decisions for each of the partnerships.

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
The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers. CMS Energy’s maximum risk exposure to these partnerships is generally limited to its investment in the partnerships, which is included in investments on its consolidated balance sheets in the amount of $74 million at December 31, 2023 and $71 million at December 31, 2022.
19:    Exit Activities and Discontinued Operations
Exit Activities: In accordance with its Clean Energy Plan, Consumers retired the D.E. Karn coal-fueled electric generating units in June 2023 and plans to retire the J.H. Campbell coal-fueled generating units in 2025. In order to ensure necessary staffing at both D.E. Karn and J.H. Campbell through retirement, Consumers has implemented retention incentive programs. The aggregate cost of the D.E. Karn program, which is now complete, was $32 million. The aggregate cost of the J.H. Campbell program through 2025 is estimated to be $50 million. The MPSC has approved deferred accounting treatment for these costs; these expenses are deferred as a regulatory asset.
As of December 31, 2023, the cumulative cost incurred and charged to maintenance and other operating expenses related to the D.E. Karn retention incentive program was $16 million. Additionally, an amount of $4 million was capitalized as a cost of plant, property, and equipment and an amount of $12 million was deferred as a regulatory asset. The cumulative cost incurred and deferred as a regulatory asset related to the J.H. Campbell retention incentive program was $35 million. The regulatory assets for both programs will be collected from customers over three years.

Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
Years Ended December 31	2023	2022
Retention benefit liability at beginning of period	$21	$14
Costs deferred as a regulatory asset	16	24
Costs paid or settled	(21)	(17)
Retention benefit liability at the end of the period[1]	$16	$21
1Includes current portion of other liabilities of $7 million at December 31, 2023 and $13 million at December 31, 2022.
Discontinued Operations: In 2021, EnerBank was acquired by a non-affiliated company. CMS Energy received proceeds of over $1.0 billion from the transaction and recognized a pre-tax gain of $657 million in 2021. In March 2022, CMS Energy received $6 million of additional proceeds as the result of a post-closing adjustment. Net of related transaction costs, CMS Energy recognized a pre-tax gain of $5 million during 2022.
EnerBank’s results of operations through the date of the sale are presented as income from discontinued operations on CMS Energy’s consolidated statements of income for the year ended December 31, 2021. The table below presents the financial results of EnerBank included in income from discontinued operations:

In Millions
Years Ended December 31	2022	2021
Operating revenue	$—	$209
Expenses
Operating expenses	—	60
Interest expense	—	34
Income before income taxes	$—	$115
Gain on sale	5	657
Income from discontinued operations before income taxes	$5	$772
Income tax expense	1	170
Income from discontinued operations, net of tax	$4	$602

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CMS Energy Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CMS Energy Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of New Regulatory Matters
As described in Note 2 to the consolidated financial statements, the Company is a utility and must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services. Under regulatory accounting, the Company records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by a non‑regulated business. As of December 31, 2023, the Company has recognized a total of $3,886 million of regulatory assets, $3,950 million of regulatory liabilities, and $54 million of accrued rate refunds. As described by management, there are multiple participants to rate case proceedings who often challenge various aspects of those proceedings, including the prudence of the Company’s policies and practices. These participants often seek cost disallowances and other relief and have appealed significant decisions reached by the regulators. The recovery of regulatory assets and the settlement of regulatory liabilities are contingent upon the outcomes of rate cases and regulatory proceedings. The principal considerations for our determination that performing procedures relating to accounting for the effects of new regulatory matters is a critical audit matter are (i) the high degree of auditor judgment and subjectivity applied to evaluate management’s assessment of the potential outcomes and related accounting impacts associated with pending rate case proceedings; (ii) in some cases, the significant audit effort necessary to assess contrary evidence from various parties involved in rate case proceedings; and (iii) the significant audit effort necessary to evaluate audit evidence related to the recovery of regulatory assets and the settlement of regulatory liabilities. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including the probability of recovering incurred costs and the related accounting and disclosure impacts. These procedures also included, among others, (i) evaluating the Company’s correspondence with regulators; (ii) evaluating the reasonableness of management’s assessment regarding whether recovery of regulatory assets and settlement of regulatory liabilities is probable; (iii) evaluating the sufficiency of the disclosures in the consolidated financial statements; and (iv) testing, on a sample basis, the regulatory assets and liabilities, including those subject to pending rate cases and regulatory proceedings, based on (a) provisions and formulas outlined in rate orders; (b) other regulatory correspondence; and (c) application of relevant regulatory precedents.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 8, 2024
We have served as the Company’s auditor since 2007.

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Consumers Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Consumers Energy Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of New Regulatory Matters
As described in Note 2 to the consolidated financial statements, the Company is a utility and must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services. Under regulatory accounting, the Company records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by a non‑regulated business. As of December 31, 2023, the Company has recognized a total of $3,886 million of regulatory assets, $3,950 million of regulatory liabilities, and $54 million of accrued rate refunds. As described by management, there are multiple participants to rate case proceedings who often challenge various aspects of those proceedings, including the prudence of the Company’s policies and practices. These participants often seek cost disallowances and other relief and have appealed significant decisions reached by the regulators. The recovery of regulatory assets and the settlement of regulatory liabilities are contingent upon the outcomes of rate cases and regulatory proceedings. The principal considerations for our determination that performing procedures relating to accounting for the effects of new regulatory matters is a critical audit matter are (i) the high degree of auditor judgment and subjectivity applied to evaluate management’s assessment of the potential outcomes and related accounting impacts associated with pending rate case proceedings; (ii) in some cases, the significant audit effort necessary to assess contrary evidence from various parties involved in rate case proceedings; and (iii) the significant audit effort necessary to evaluate audit evidence related to the recovery of regulatory assets and the settlement of regulatory liabilities. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including the probability of recovering incurred costs and the related accounting and disclosure impacts. These procedures also included, among others, (i) evaluating the Company’s correspondence with regulators; (ii) evaluating the reasonableness of management’s assessment regarding whether recovery of regulatory assets and settlement of regulatory liabilities is probable; (iii) evaluating the sufficiency of the disclosures in the consolidated financial statements; and (iv) testing, on a sample basis, the regulatory assets and liabilities, including those subject to pending rate cases and regulatory proceedings, based on (a) provisions and formulas outlined in rate orders; (b) other regulatory correspondence; and (c) application of relevant regulatory precedents.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 8, 2024
We have served as the Company’s auditor since 2007.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
CMS Energy
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on such evaluation, CMS Energy’s CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2023.
Management’s Annual Report on Internal Control Over Financial Reporting: CMS Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f). CMS Energy’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that:
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
Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, CMS Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2023. The effectiveness of CMS Energy’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control Over Financial Reporting: There have not been any changes in CMS Energy’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, its internal control over financial reporting.
Consumers
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on such evaluation, Consumers’ CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2023.
Management’s Annual Report on Internal Control Over Financial Reporting: Consumers’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f). Consumers’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that:
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
Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Consumers’ management concluded that its internal control over financial reporting was effective as of December 31, 2023. The effectiveness of Consumers’ internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

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
Information that is required in Item 10 of this Form 10‑K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2024 Annual Meetings of Shareholders to be held May 3, 2024. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.
Code of Ethics
CMS Energy has adopted an employee code of ethics, entitled “CMS Energy 2024 Code of Conduct and Guide to Ethical Business Behavior” (Employee Code) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of CMS Energy and its affiliates. The Employee Code is administered by the Chief Compliance Officer of CMS Energy, who reports directly to the Audit Committee. CMS Energy has also adopted a director code of ethics entitled “2024 Board of Directors Code of Conduct and Guide to Ethical Business Behavior” (Director Code) that applies to its directors. The Director Code is administered by the Audit Committee. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee, or if none, by disinterested members of the entire Board. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to CMS Energy’s CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of CMS Energy’s Director Code will be disclosed on CMS Energy’s website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.

Consumers
Information that is required in Item 10 of this Form 10‑K regarding executive officers is included in the Item 1. Business—Information About CMS Energy’s and Consumers’ Executive Officers section, which is incorporated by reference herein.
Information that is required in Item 10 of this Form 10‑K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2024 Annual Meetings of Shareholders to be held May 3, 2024. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.
Code of Ethics
Consumers has adopted an employee code of ethics, entitled “CMS Energy 2024 Code of Conduct and Guide to Ethical Business Behavior” (Employee Code) that applies to its CEO, CFO, and CAO, as well as all other officers and employees of Consumers and its affiliates. The Employee Code is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee. Consumers has also adopted a director code of ethics entitled “2024 Board of Directors Code of Conduct and Guide to Ethical Business Behavior” (Director Code) that applies to its directors. The Director Code is administered by the Audit Committee. Any alleged violation of the Director Code by a director will be investigated by disinterested members of the Audit Committee, or if none, by disinterested members of the entire Board. The Employee Code and Director Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to Consumers’ CEO, CFO, CAO or persons performing similar functions and any waivers of, or amendments or exceptions to, a provision of Consumers’ Director Code will be disclosed on Consumers’ website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.
Item 11.    Executive Compensation
See the note below.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
Presented in the following table is information regarding CMS Energy’s equity compensation plans as of December 31, 2023:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	—	$—	4,960,465
Also see the note below.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
See the note below.
Item 14.    Principal Accountant Fees and Services
See the note below.
NOTE: Information that is required by Part III—Items 11, 12, 13, and 14 of this Form 10‑K is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2024 Annual Meetings of Shareholders to be held May 3, 2024. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.

(This page intentionally left blank)

Part IV
Item 15.    Exhibits and Financial Statement Schedules
The following financial statements are filed as part of this report under Item 8. Financial Statements and Supplementary Data:
•Consolidated Statements of Income of CMS Energy for the years ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Comprehensive Income of CMS Energy for the years ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Cash Flows of CMS Energy for the years ended December 31, 2023, 2022, and 2021
•Consolidated Balance Sheets of CMS Energy at December 31, 2023 and 2022
•Consolidated Statements of Changes in Equity of CMS Energy for the years ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Income of Consumers for the years ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Comprehensive Income of Consumers for the years ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Cash Flows of Consumers for the years ended December 31, 2023, 2022, and 2021
•Consolidated Balance Sheets of Consumers at December 31, 2023 and 2022
•Consolidated Statements of Changes in Equity of Consumers for the years ended December 31, 2023, 2022, and 2021
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm for CMS Energy
•Report of Independent Registered Public Accounting Firm for Consumers
The following financial statement schedules are included below:
•Schedule I — Condensed Financial Information of Registrant, CMS Energy—Parent Company at December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022, and 2021
•Schedule II — Valuation and Qualifying Accounts and Reserves of CMS Energy for the years ended December 31, 2023, 2022, and 2021
•Schedule II — Valuation and Qualifying Accounts and Reserves of Consumers for the years ended December 31, 2023, 2022, and 2021

Schedule I — Condensed Financial Information of Registrant
CMS Energy—Parent Company
Condensed Statements of Income

In Millions
Years Ended December 31	2023	2022	2021
Operating Expenses
Other operating expenses	$10	$7	$7
Total operating expenses	10	7	7
Operating Loss	(10)	(7)	(7)
Other Income (Expense)
Equity earnings of subsidiaries	929	980	1,482
Nonoperating retirement benefits, net	(1)	(1)	(1)
Other income	31	5	2
Other expense	—	(1)	—
Total other income	959	983	1,483
Interest Charges
Interest on long-term debt	201	181	183
Intercompany interest expense and other	10	8	7
Total interest charges	211	189	190
Income Before Income Taxes	738	787	1,286
Income Tax Benefit	(20)	(50)	(60)
Income From Continuing Operations	758	837	1,346
Income From Discontinued Operations, Net of Tax of $—, $—, and $(5)	—	—	7
Net Income Attributable to CMS Energy	758	837	1,353
Preferred Stock Dividends	10	10	5
Net Income Available to Common Stockholders	$748	$827	$1,348
The accompanying notes are an integral part of these statements.

Schedule I — Condensed Financial Information of Registrant (Continued)
CMS Energy—Parent Company
Condensed Statements of Cash Flows

In Millions
Years Ended December 31	2023	2022	2021
Cash Flows from Operating Activities
Net cash provided by operating activities	$595	$565	$1,549
Cash Flows from Investing Activities
Investment in subsidiaries	(630)	(796)	(581)
Investment in debt securities - intercompany	(293)	—	—
Decrease (increase) in notes receivable – intercompany	55	286	(83)
Net cash used in investing activities	(868)	(510)	(664)
Cash Flows from Financing Activities
Proceeds from issuance of debt	800	—	—
Issuance of common stock	192	69	26
Issuance of preferred stock	—	—	224
Retirement of long-term debt	—	—	(200)
Payment of dividends on common and preferred stock	(579)	(544)	(507)
Debt issuance costs and financing fees	(20)	(11)	(10)
Change in notes payable – intercompany	(7)	77	(28)
Net cash provided by (used in) financing activities	386	(409)	(495)
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	113	(354)	390
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	36	390	—
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$149	$36	$390
The accompanying notes are an integral part of these statements.

Schedule I — Condensed Financial Information of Registrant (Continued)
CMS Energy—Parent Company
Condensed Balance Sheets

ASSETS
In Millions
December 31	2023	2022
Current Assets
Cash and cash equivalents	$149	$36
Notes and accrued interest receivable – intercompany	60	107
Accounts receivable – intercompany and related parties	9	8
Taxes receivable	11	45
Prepayments and other current assets	—	1
Total current assets	229	197
Other Non‑current Assets
Deferred income taxes	137	105
Investments in subsidiaries	11,701	10,881
Investment in debt securities – intercompany	296	—
Other investments	8	6
Other	24	11
Total other non‑current assets	12,166	11,003
Total Assets	$12,395	$11,200

LIABILITIES AND EQUITY
In Millions
December 31	2023	2022
Current Liabilities
Current portion of long-term debt	$250	$—
Accounts and notes payable – intercompany	75	74
Accrued interest, including intercompany	37	33
Other current liabilities	9	9
Total current liabilities	371	116
Non‑current Liabilities
Long-term debt	4,471	3,930
Notes payable – intercompany	105	109
Postretirement benefits	15	15
Other non‑current liabilities	18	15
Total non‑current liabilities	4,609	4,069
Equity
Common stock	3	3
Other stockholders' equity	7,188	6,788
Total common stockholders’ equity	7,191	6,791
Preferred stock	224	224
Total equity	7,415	7,015
Total Liabilities and Equity	$12,395	$11,200
The accompanying notes are an integral part of these statements.

Schedule I — Condensed Financial Information of Registrant (Continued)
CMS Energy—Parent Company
Notes to the Condensed Financial Statements
1:    Basis of Presentation
CMS Energy’s condensed financial statements have been prepared on a parent-only basis. In accordance with Rule 12‑04 of Regulation S‑X, these parent-only financial statements do not include all of the information and notes required by GAAP for annual financial statements, and therefore these parent-only financial statements and other information included should be read in conjunction with CMS Energy’s audited consolidated financial statements contained within Item 8. Financial Statements and Supplementary Data.
2:    Guarantees
CMS Energy has issued guarantees with a maximum potential obligation of $886 million on behalf of some of its wholly owned subsidiaries and related parties. CMS Energy’s maximum potential obligation consists primarily of potential payments:
•to third parties under certain commodity purchase and sales agreements entered into by CMS ERM and other subsidiaries of NorthStar Clean Energy
•to tax equity investors that hold membership interests in certain VIEs held by NorthStar Clean Energy
•to EGLE on behalf of CMS Land and CMS Capital, for environmental remediation obligations at Bay Harbor
•to the U.S. Department of Energy on behalf of Consumers, in connection with Consumers’ 2011 settlement agreement with the U.S. Department of Energy regarding damages resulting from the department’s failure to accept spent nuclear fuel from nuclear power plants formerly owned by Consumers
The expiration dates of these guarantees vary, depending upon contractual provisions or upon the statute of limitations under the relevant governing law.

Schedule II — Valuation and Qualifying Accounts and Reserves
CMS Energy Corporation
Years Ended December 31, 2023, 2022, and 2021

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for uncollectible accounts[1]
2023	$27	$34	$—	$40	$21
2022	20	50	—	43	27
2021	29	22	—	31	20
Deferred tax valuation allowance
2023	$2	$—	$—	$—	$2
2022	2	—	—	—	2
2021	1	1	—	—	2
1Deductions represent write-offs of uncollectible accounts, net of recoveries.
Consumers Energy Company
Years Ended December 31, 2023, 2022, and 2021

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for uncollectible accounts[1]
2023	$27	$34	$—	$40	$21
2022	20	50	—	43	27
2021	29	22	—	31	20
1Deductions represent write-offs of uncollectible accounts, net of recoveries.

(This page intentionally left blank)

Exhibit Index
The agreements included as exhibits to this Form 10‑K filing are included solely to provide information regarding the terms of the agreements and are not intended to provide any other factual or disclosure information about CMS Energy, Consumers, or other parties to the agreements. The agreements may contain representations and warranties made by each of the parties to each of the agreements that were made exclusively for the benefit of the parties involved in each of the agreements and should not be treated as statements of fact. The representations and warranties were made as a way to allocate risk if one or more of those statements prove to be incorrect. The statements were qualified by disclosures of the parties to each of the agreements that may not be reflected in each of the agreements. The agreements may apply standards of materiality that are different than standards applied to other investors. Additionally, the statements were made as of the date of the agreements or as specified in the agreements and have not been updated. The representations and warranties may not describe the actual state of affairs of the parties to each agreement.
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

3.2[1]	1-9513	3.2	—	CMS Energy Bylaws, amended and restated effective February 8, 2016 (Form 8‑K filed February 8, 2016)
3.3	1-5611	3(c)	—	Restated Articles of Incorporation of Consumers effective June 7, 2000 (Form 10‑K for the fiscal year ended December 31, 2000)
3.4	1-5611	3.2	—	Consumers Bylaws, amended and restated as of January 24, 2013 (Form 8-K filed January 29, 2013)
4.1	2-65973	(b)(1)–4	—	Indenture dated as of September 1, 1945 between Consumers and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1, 1979 (Form S-16 filed November 13, 1979)
				Indentures Supplemental thereto:
4.1.a	1-5611	4.2	—	104th dated as of 8/11/05 (Form 8-K filed August 11, 2005)
4.1.b	1-5611	4.1	—	112th dated as of 9/1/10 (Form 8-K filed September 7, 2010)
4.1.c	1-5611	4.1	—	113th dated as of 10/15/10 (Form 8-K filed October 20, 2010)
4.1.d	1-5611	4.1	—	114th dated as of 3/31/11 (Form 8-K filed April 6, 2011)
4.1.e	1-5611	4.1	—	120th dated as of 12/17/12 (Form 8-K filed December 20, 2012)
4.1.f	1-5611	4.1	—	121st dated as of 5/17/13 (Form 8-K filed May 17, 2013)
4.1.g	1-5611	4.1	—	123rd dated as of 12/20/13 (Form 8-K filed December 27, 2013)
4.1.h	1-5611	4.1	—	124th dated as of 8/18/2014 (Form 8-K filed August 18, 2014)
4.1.i	1-5611	4.1	—	125th dated as of 11/6/2015 (Form 8-K filed November 6, 2015)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.1.j	1-5611	4.1	—	126th dated as of 11/23/2015 (Form 8-K filed November 25, 2015)
4.1.k	1-5611	4.1	—	127th dated as of 8/10/16 (Form 8-K filed August 10, 2016)
4.1.l	1-5611	4.1	—	128th dated as of 2/22/17 (Form 8-K filed February 22, 2017)
4.1.m	1-5611	4.1	—	129th dated as of 9/28/17 (Form 8-K filed September 28, 2017)
4.1.n	1-5611	4.1	—	130th dated as of 11/15/17 (Form 8-K filed November 15, 2017)
4.1.o	1-5611	4.1	—	131st dated as of 5/14/18 (Form 8‑K filed May 14, 2018)
4.1.p	1-5611	4.1	—	132nd dated as of 6/5/18 (Form 8‑K filed June 5, 2018)
4.1.q	1-5611	4.1	—	133rd dated as of 10/1/18 (Form 8-K filed October 1, 2018)
4.1.r	1-5611	4.1	—	134th dated as of 11/13/18 (Form 8-K filed November 13, 2018)
4.1.s	1-5611	4.1	—	135th dated as of 5/28/19 (Form 8-K filed May 28, 2019)
4.1.t	1-5611	4.1	—	136th dated as of 9/3/19 (Form 8-K filed September 3, 2019)
4.1.u	1-5611	4.1	—	137th dated as of 9/19/19 (Form 8-K filed September 19, 2019)
4.1.v	1-5611	4.3	—	138th dated as of 10/1/19 (Form 10-Q for the quarterly period ended September 30, 2019)
4.1.w	1-5611	4.1	—	139th dated as of 3/26/20 (Form 8-K filed March 26, 2020)
4.1.x	1-5611	4.1	—	140th dated as of 5/13/20 (Form 8-K filed May 13, 2020)
4.1.y	1-5611	4.1	—	141st dated as of 5/20/20 (Form 8-K filed May 20, 2020)
4.1.z	1-5611	4.1	—	142nd dated as of 10/7/20 (Form 8-K filed October 7, 2020)
4.1.aa	1-5611	4.1	—	144th dated as of 8/12/21 (Form 8-K filed August 12, 2021)
4.1.bb	1-5611	4.1	—	145th dated as of 8/11/22 (Form 8-K filed August 11, 2022)
4.1.cc	1-5611	4.1	—	146th dated as of 12/14/22 (Form 8-K filed December 15, 2022)
4.1.dd	1-5611	4.1	—	147th dated as of 1/10/23 (Form 8-K filed January 10, 2023)
4.1.ee	1-5611	4.1	—	148th dated as of 2/23/23 (Form 8-K filed February 23, 2023)
4.1.ff	1-5611	4.1	—	149th dated as of 5/30/23 (Form 8-K filed May 30, 2023)
4.1.gg	1-5611	4.1	—	150th dated as of 8/4/23 (Form 8-K filed August 4, 2023)
4.1.hh	1-5611	4.1	—	151st dated as of 1/9/24 (Form 8-K filed January 9, 2024)
4.2	1-5611	(4)(b)	—	Indenture dated as of January 1, 1996 between Consumers and The Bank of New York Mellon, as Trustee (Form 10-K for the fiscal year ended December 31, 1995)
4.3	1-5611	(4)(c)	—	Indenture dated as of February 1, 1998 between Consumers and The Bank of New York Mellon (formerly The Chase Manhattan Bank), as Trustee (Form 10-K for the fiscal year ended December 31, 1997)
4.4[1]	33-47629	(4)(a)	—	Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee (Form S-3 filed May 1, 1992)
				Indentures Supplemental thereto:
4.4.a1	1-9513	4.1	—	29th dated as of 3/22/13 (Form 8-K filed March 22, 2013)
4.4.b1	1-9513	4.1	—	30th dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.4.c1	1-9513	4.2	—	31st dated as of 2/27/14 (Form 8-K filed February 27, 2014)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.4.d1	1-9513	4.1	—	32nd dated as of 11/9/15 (Form 8-K filed November 9, 2015)
4.4.e1	1-9513	4.1	—	33rd dated as of 5/5/16 (Form 8-K filed May 5, 2016)
4.4.f1	1-9513	4.1	—	34th dated as of 11/3/16 (Form 8-K filed November 3, 2016)
4.4.g1	1-9513	4.1	—	35th dated as of 2/13/17 (Form 8-K filed February 13, 2017)
4.5[1]	1-9513	(4a)	—	Indenture dated as of June 1, 1997 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed July 1, 1997)
				Indentures Supplemental thereto:
4.5.a1	1-9513	4.5.a	—	5th dated as of 2/13/18 (Form 10‑K for the fiscal year ended December 31, 2017)
4.5.b1	1-9513	4.1	—	6th dated as of 3/8/18 (Form 8-K filed March 8, 2018)
4.5.c1	1-9513	4.1	—	7th dated as of 9/26/18 (Form 8-K filed September 26, 2018)
4.5.d1	1-9513	4.1	—	8th dated as of 2/20/19 (Form 8-K filed February 20, 2019)
4.5.e1	1-9513	4.1	—	9th dated as of 5/28/20 (Form 8-K filed May 28, 2020)
4.5.f1	1-9513	4.1	—	10th dated as of 11/25/20 (Form 8-K filed November 25, 2020)
4.6[1]	1-9513	4.1	—	Indenture dated as of May 5, 2023 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed May 5, 2023)
4.7[1]	1-9513	4.6	—	Description of CMS Energy Securities (Form 10-K for the fiscal year ended December 31, 2021)
4.8	1-5611	4.7	—	Description of Consumers Securities (Form 10-K for the fiscal year ended December 31, 2019)
4.9[1]	1-9513	4.2	—
Deposit Agreement, dated as of July 1, 2021, among CMS Energy, Equiniti Trust Company, and the holders from time to time of the depositary receipts described therein, including Form of Depositary Receipt (Form 8-K filed July 1, 2021)

10.1[2]	1-9513	10.1	—	CMS Energy 2020 Performance Incentive Stock Plan, effective June 1, 2020 (Form 8-K filed May 5, 2020)
10.2[2]			—	CMS Energy’s Deferred Salary Savings Plan, as amended and restated, effective January 1, 2022
10.3[2]	1-9513	10.5	—	CMS Energy and Consumers Directors’ Deferred Compensation Plan, effective as of November 30, 2007 (Form 10-K for the fiscal year ended December 31, 2014)
10.4[2]	1-9513	10.6	—
Supplemental Executive Retirement Plan for Employees of CMS Energy/Consumers effective on January 1, 1982 and as amended effective April 1, 2011 (Form 10-Q for the quarterly period ended March 31, 2011)

10.5[2]			—	Defined Contribution Supplemental Executive Retirement Plan, amended December 21, 2023, effective January 1, 2024
10.6[2]	1-9513	10.2	—	Form of Officer Separation Agreement as of July 1, 2023 (Form 10‑Q for the quarterly period ended June 30, 2023)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.7[1]	1-9513	(10)(y)	—	Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others (Form 10-K for the fiscal year ended December 31, 1990)
10.8[1,2]	1-9513	(10)(a)	—	Form of Indemnification Agreement between CMS Energy and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.9[2]	1-5611	(10)(b)	—	Form of Indemnification Agreement between Consumers and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.10[2]	1-9513	10.10	—	CMS Incentive Compensation Plan for CMS Energy and Consumers Officers as amended, effective as of January 27, 2022 (Form 10-K for the fiscal year ended December 31, 2021)
10.11[2]	1-9513	10.3	—	Form of Change in Control Agreement as of July 1, 2023 (Form 10‑Q for the quarterly period ended June 30, 2023)
10.12[2]			—	Annual Employee Incentive Compensation Plan for Consumers amended December 11, 2023, effective July 1, 2023
10.13[1,2]	1-9513	10.2	—	Annual NorthStar Clean Energy Employee Incentive Compensation Plan as amended, effective as of July 1, 2023 (Form 10-Q for the quarterly period ended September 30, 2023)
10.14[1]	1-9513	10.1	—
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

10.16.a	1-5611	10.1	—	Description of the Extension to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8‑K filed November 19, 2019)
10.16.b	1-5611	10.1	—	Description of the Second Extension to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8‑K filed November 19, 2020)
10.16.c	1-5611	10.1	—	Description of the Third Extension to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8-K filed November 22, 2021)
10.16.d	1-5611	10.1	—	First Amendment to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8-K filed November 29, 2022)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.16.e	1-5611	10.1	—	Amendment No. 2 to the Amended and Restated $250 million Secured Revolving Credit Agreement (Form 8-K filed November 29, 2023)
10.17[2]	1-9513	10.1	—
Consumers and other CMS Energy Companies Retired Executives Survivor Benefit Plan for Management/Executive Employees, distributed July 1, 2011 (Form 10-Q for the quarterly period ended September 30, 2011)

10.18	1-5611	10.1	—	Form of Commercial Paper Dealer Agreement between Consumers, as Issuer, and the Dealer party thereto (Form 10-Q for the quarterly period ended September 30, 2014)
10.19	1-5611	10.1	—	Purchase and Sale Agreement dated June 21, 2021 by and among Consumers and New Covert Generating Company, LLC (Form 8-K filed June 23, 2021)
10.19.a	1-5611	10.4	—
Amendment No. 1 dated as of May 31, 2023 to the Purchase and Sale Agreement, dated June 21, 2021 by and among Consumers and New Covert Generating Company, LLC (Form 10-Q for the quarterly period ending June 30, 2023)

10.20	1-5611	10.1	—
$1 billion unsecured Term Loan Credit Agreement dated as of July 22, 2022 among Consumers, the Banks defined therein, and U.S. Bank National Association, as Agent (Form 10-Q for the quarterly period ended June 30, 2022)

10.21	1355417	10.1	—	Bond Purchase Agreement dated as of January 12, 2023 between Consumers and each of the Purchasers named therein (Form 8-K filed January 12, 2023)
10.22[2]			—	Annual Employee Incentive Compensation Plan for Consumers amended and restated effective January 1, 2024
21.1			—	Subsidiaries of CMS Energy and Consumers
23.1			—	Consent of PricewaterhouseCoopers LLP for CMS Energy
23.2			—	Consent of PricewaterhouseCoopers LLP for Consumers
31.1			—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2			—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3			—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4			—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1			—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2			—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1[2]			—	CMS Energy/Consumers Clawback Policy

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
99.1[1]	333-275106	99.1	—	CMS Energy Stock Purchase Plan, as amended and restated October 20, 2023 (Form S-3ASR filed October 20, 2023)
101.INS			—	Inline XBRL Instance Document
101.SCH			—	Inline XBRL Taxonomy Extension Schema
101.CAL			—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF			—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB			—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE			—	Inline XBRL Taxonomy Extension Presentation Linkbase
104			—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
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

/s/ Garrick J. Rochow
Name:	Garrick J. Rochow
Title:	President and Chief Executive Officer
Date:	February 8, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities indicated and on February 8, 2024.

/s/ Garrick J. Rochow	/s/ William D. Harvey
Garrick J. Rochow	William D. Harvey, Director
President, Chief Executive Officer, and Director
(Principal Executive Officer)
/s/ Ralph Izzo
Ralph Izzo, Director
/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer	/s/ John G. Russell
John G. Russell, Director
(Principal Financial Officer)

/s/ Suzanne F. Shank
/s/ Scott B. McIntosh	Suzanne F. Shank, Director
Scott B. McIntosh
Vice President, Controller, and Chief Accounting Officer
/s/ Myrna M. Soto
(Controller)	Myrna M. Soto, Director

/s/ Jon E. Barfield	/s/ John G. Sznewajs
Jon E. Barfield, Director	John G. Sznewajs, Director

/s/ Deborah H. Butler	/s/ Ronald J. Tanski
Deborah H. Butler, Director	Ronald J. Tanski, Director

/s/ Kurt L. Darrow	/s/ Laura H. Wright
Kurt L. Darrow, Director	Laura H. Wright, Director

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Garrick J. Rochow
Name:	Garrick J. Rochow
Title:	President and Chief Executive Officer
Date:	February 8, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities indicated and on February 8, 2024.

/s/ Garrick J. Rochow	/s/ William D. Harvey
Garrick J. Rochow	William D. Harvey, Director
President, Chief Executive Officer, and Director
(Principal Executive Officer)
/s/ Ralph Izzo
Ralph Izzo, Director
/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer	/s/ John G. Russell
John G. Russell, Director
(Principal Financial Officer)

/s/ Suzanne F. Shank
/s/ Scott B. McIntosh	Suzanne F. Shank, Director
Scott B. McIntosh
Vice President, Controller, and Chief Accounting Officer
/s/ Myrna M. Soto
(Controller)	Myrna M. Soto, Director

/s/ Jon E. Barfield	/s/ John G. Sznewajs
Jon E. Barfield, Director	John G. Sznewajs, Director

/s/ Deborah H. Butler	/s/ Ronald J. Tanski
Deborah H. Butler, Director	Ronald J. Tanski, Director

/s/ Kurt L. Darrow	/s/ Laura H. Wright
Kurt L. Darrow, Director	Laura H. Wright, Director