Form 10-Q
period 2024-03-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2024-04-25
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_____

Commission File No.	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.
1-9513	CMS ENERGY CORPORATION	38-2726431
(A Michigan Corporation) One Energy Plaza, Jackson, Michigan 49201 (517) 788-0550

1-5611	CONSUMERS ENERGY COMPANY	38-0442310
(A Michigan Corporation) One Energy Plaza, Jackson, Michigan 49201 (517) 788-0550

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
CMS Energy Corporation Common Stock, $0.01 par value	CMS	New York Stock Exchange
CMS Energy Corporation 5.625% Junior Subordinated Notes due 2078	CMSA	New York Stock Exchange
CMS Energy Corporation 5.875% Junior Subordinated Notes due 2078	CMSC	New York Stock Exchange
CMS Energy Corporation 5.875% Junior Subordinated Notes due 2079	CMSD	New York Stock Exchange
CMS Energy Corporation Depositary Shares, each representing a 1/1,000th interest in a share of 4.200% Cumulative Redeemable Perpetual Preferred Stock, Series C	CMS PRC	New York Stock Exchange
Consumers Energy Company Cumulative Preferred Stock, $100 par value: $4.50 Series	CMS-PB	New York Stock Exchange

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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 8, 2024:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	298,635,428
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10‑Q to the Securities and Exchange Commission for the Period Ended March 31, 2024

Glossary
Certain terms used in the text and financial statements are defined below.

2023 Form 10‑K
Each of CMS Energy’s and Consumers’ Annual Report on Form 10‑K for the year ended December 31, 2023

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
Craven County Wood Energy Limited Partnership, a VIE in which HYDRA‑CO Enterprises, Inc., a wholly owned subsidiary of NorthStar Clean Energy, has a 50‑percent interest

CSAPR
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
This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2023 Form 10‑K.
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

•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, increased use of self-generation including distributed generation, energy waste reduction, or energy storage
•loss of customer demand for natural gas due to alternative technologies or fuels or electrification
•the ability of Consumers to meet increased renewable energy demand due to customers seeking to meet their own sustainability goals in a timely and cost-efficient manner
•the reputational or other impact on CMS Energy and Consumers of the failure to achieve or make timely progress on their greenhouse gas reduction goals related to reducing their impact on climate change
•adverse consequences of employee, director, or third‑party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the implementation of the Clean Energy Plan, including any action by a regulatory authority or other third party to prohibit, delay, or impair the implementation of the Clean Energy Plan
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, availability of qualified construction personnel, permitting, acquisition of property rights, community opposition, environmental regulations, and government actions
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions

•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyberattack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on information technology backup or disaster recovery systems
•technological developments in energy production, storage, delivery, usage, and metering
•the ability to implement and integrate technology successfully, including artificial intelligence
•the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections
•adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions
•the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements
•the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, and other events
•restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances
•earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts
•changes in financial or regulatory accounting principles or policies
•other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents
All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Part I—Item 1. Financial Statements—MD&A—Outlook and Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments; and Part I—Item 1A. Risk Factors in the 2023 Form 10-K.

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
The safety of employees, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. Over the last ten years, Consumers’ Occupational Safety and Health Administration recordable incident rate has decreased by 20 percent.
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
CMS Energy and Consumers continue to focus on opportunities to protect the environment and reduce their carbon footprint from owned generation. CMS Energy, including Consumers, has decreased its combined percentage of electric supply (self-generated and purchased) from coal by 25 percentage points since 2015. Additionally, as a result of actions already taken through 2023, Consumers has:
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
In November 2023, Michigan enacted the 2023 Energy Law, which among other things:
•raises the renewable energy standard from the present 15-percent requirement to 50 percent by 2030 and 60 percent by 2035; renewable energy generated anywhere within MISO may be applied to meeting this standard, with certain limitations
•sets a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero-carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, are considered clean energy sources under this standard
•enhances existing incentives for energy efficiency programs and returns earned on competitively bid PPAs
•creates a new energy storage standard that requires electric utilities to file plans by 2029 to obtain new energy storage that will contribute to a Michigan target of 2,500 MW based on their pro rata share
•expands the statutory cap on distributed generation resources to ten percent
Consumers is required to file updates to its amended renewable energy plan before or in November 2024 and its Clean Energy Plan before or in 2027. Together, these updated plans will outline a path to meeting the requirements of the 2023 Energy Law by focusing on increasing the generation of renewable energy, deploying energy storage, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times.
Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs and was most recently revised and approved by the MPSC in 2022 under Michigan’s integrated resource planning process. The Clean Energy Plan outlines Consumers’ long-term strategy for delivering clean, reliable, resilient, and affordable energy to its customers, including plans to:
•end the use of coal-fueled generation in 2025, 15 years sooner than initially planned
•purchase the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity, allowing Consumers to continue to provide controllable sources of electricity to customers; this purchase was completed in May 2023
•solicit up to 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025
•expand its investment in renewable energy, adding nearly 8,000 MW of solar generation by 2040
Under the Clean Energy Plan, and as enhanced by the 2023 Energy Law, Consumers earns a return equal to its pre-tax weighted-average cost of capital on permanent capital structure on payments made under new competitively bid PPAs with non‑affiliated entities approved by the MPSC.

Presented in the following illustration is Consumers’ 2021 capacity portfolio and its future capacity portfolio under its Clean Energy Plan, which does not yet incorporate the requirements of the 2023 Energy Law. This illustration includes the effects of purchased capacity and customer programs and uses the nameplate capacity for all energy sources:

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
Net-zero carbon emissions from electric business by 2040: This goal includes not only emissions from owned generation, but also emissions from the generation of power purchased through long-term PPAs and from the MISO energy market. Consumers expects to meet 90 percent of its customers’ needs with clean energy sources by 2040 through execution of its Clean Energy Plan. New technologies and carbon offset measures may be used to close the gap to achieving net-zero carbon emissions.

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
Additionally, to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers set the following goals for the five-year period 2023 through 2027:
•to enhance, restore, or protect 6,500 acres of land by 2027; Consumers has enhanced, restored, or protected more than 2,000 acres of land towards this goal
•to reduce water usage by 1.7 billion gallons by 2027; Consumers has reduced water usage by more than 660 million gallons towards this goal
•to annually divert a minimum of 90 percent of waste from landfills (through waste reduction, recycling, and reuse); during 2023, Consumers’ rate of waste diverted from landfills was 91 percent
CMS Energy and Consumers are monitoring numerous legislative, policy, and regulatory initiatives, including those to regulate and report greenhouse gases, and related litigation. While CMS Energy and Consumers cannot predict the outcome of these matters, which could affect them materially, they intend to continue to move forward with their clean and lean strategy.
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
For the three months ended March 31, 2024, CMS Energy’s net income available to common stockholders was $285 million, and diluted EPS were $0.96. This compares with net income available to common stockholders of $202 million and diluted EPS of $0.69 for the three months ended March 31, 2023. In 2024, gas and electric rate increases, lower service restoration costs, and gains on the extinguishment of debt were offset partially by higher interest charges and income tax expense. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Over the next five years, Consumers expects weather-normalized electric and gas deliveries to remain relatively stable compared to 2023. This outlook reflects modest growth in electric and gas demand, offset by the effects of energy waste reduction programs.

Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service and positively impacting the triple bottom line of people, planet, and profit. During 2023, CMS Energy met all requirements for inclusion in the MSCI ESG Leaders Indexes; these indexes are designed to represent the performance of companies that have high environmental, social, and governance ratings relative to their sector peers. Additionally, Consumers:
•was selected to receive a $100 million grant from the U.S. Department of Energy to fund investments in its electric distribution system, improving the reliability of Michigan’s electric grid
•participated in the state’s economic development efforts that have resulted in commitments by large third-party manufacturers to construct facilities for electric vehicle batteries and battery components in Michigan
•announced plans for an 85-MW solar array to be constructed at the former D.E. Karn coal-generating facilities, which were retired earlier in 2023
•grew its voluntary large customer renewable energy program to approximately 365 MW
•opened a state-of-the-art natural gas training facility in Flint, Michigan that facilitates employee training that is critical to keeping workers, customers, and the public safe
•announced plans to install more than 120 automatic transfer reclosers to improve electric reliability and help prevent power outages
•completed the first phase of its Mid-Michigan Pipeline Project, part of Consumers’ commitment to providing safe, reliable, and affordable natural gas to Michigan homes and businesses
•announced new efforts to install electric vehicle chargers at apartment buildings, condominiums, and overnight community locations across the state of Michigan
•was one of 15 recipients of the U.S. Department of Defense’s 2023 Secretary of Defense Employer Support Freedom Award, an honor to employers for support of National Guard and Reserve employees
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
Investment Plan: Over the next five years, Consumers expects to make significant expenditures on infrastructure upgrades, replacements, and clean generation. While it has a large number of potential investment opportunities that would add customer value, Consumers has prioritized its spending based on the criteria of enhancing public safety, increasing reliability, maintaining affordability for its customers, and advancing its environmental stewardship. Consumers’ investment program, which is subject to approval through general rate case and other MPSC proceedings, is expected to result in annual rate-base growth of more than seven percent. This rate-base growth, together with cost-control measures, should allow Consumers to maintain affordable customer prices.

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
2023 Electric Rate Case: In March 2024, the MPSC issued an order authorizing an annual rate increase of $92 million, which is inclusive of a $9 million surcharge for the recovery of select distribution investments made in 2022 that exceeded the rates authorized in accordance with the December 2021 electric rate order. The approved rate increase is based on a 9.9-percent authorized return on equity. The new rates became effective March 15, 2024.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
Three Months Ended March 31	2024	2023	Change
Net Income Available to Common Stockholders	$285	$202	$83
Basic Earnings Per Average Common Share	$0.96	$0.69	$0.27
Diluted Earnings Per Average Common Share	$0.96	$0.69	$0.27

In Millions
Three Months Ended March 31	2024	2023	Change
Electric utility	$97	$70	$27
Gas utility	169	154	15
NorthStar Clean Energy	31	7	24
Corporate interest and other	(12)	(29)	17
Net Income Available to Common Stockholders	$285	$202	$83
Amounts in the following tables are presented pre-tax, with the exception of income tax changes.
Presented in the following table is a summary of changes to net income available to common stockholders for the three months ended March 31, 2024 versus 2023:

In Millions
Three Months Ended March 31, 2023		$202
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$18
Gas sales	(9)
Electric rate increase	32
Gas rate increase	40
Lower service restoration costs	30
Higher other income, net of expenses	5
Lower other maintenance and operating expenses	4
Higher interest charges	(27)
Higher income tax expense	(26)
Higher property taxes, reflecting higher capital spending, and other	(13)
Higher depreciation and amortization	(12)
		$42
NorthStar Clean Energy		24
Corporate interest and other		17
Three Months Ended March 31, 2024		$285

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three months ended March 31, 2024 versus 2023:

In Millions
Three Months Ended March 31, 2023		$70
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$32
Higher revenue due primarily to non-weather sales	14
Lower energy waste reduction program revenues	(7)
Higher other revenues	4
		$43
Maintenance and other operating expenses
Lower service restoration costs	30
Lower energy waste reduction program costs	7
Lower other maintenance and operating expenses	4
		41
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(21)
General taxes
Higher property taxes, reflecting higher capital spending, and other		(6)
Other income, net of expenses		3
Interest charges		(17)
Income taxes
Higher renewable energy tax credits	3
Higher electric utility pre-tax earnings	(11)
Absence of 2023 deferred tax liability reversal[2]	(9)
Lower other income taxes	1
		(16)
Three Months Ended March 31, 2024		$97
1Deliveries to end-use customers were 8.9 billion kWh in 2024 and 8.8 billion kWh in 2023.
2See Note 7, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three months ended March 31, 2024 versus 2023:

In Millions
Three Months Ended March 31, 2023		$154
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$40
Higher energy waste reduction program revenues	10
Lower revenue due primarily to unfavorable weather	(9)
		$41
Maintenance and other operating expenses
Higher energy waste reduction program costs		(10)
Depreciation and amortization
Lower depreciation rates, offset partially by higher capital spending		9
General taxes
Higher property taxes, reflecting higher capital spending		(7)
Other income, net of expenses		2
Interest charges		(10)
Income taxes
Higher gas utility pre-tax earnings	(6)
Absence of 2023 deferred tax liability reversal[2]	(4)
		(10)
Three Months Ended March 31, 2024		$169
1Deliveries to end-use customers were 117 bcf in 2024 and 119 bcf in 2023.
2See Note 7, Income Taxes.
NorthStar Clean Energy Results of Operations
Presented in the following table are the detailed changes to NorthStar Clean Energy’s net income available to common stockholders for the three months ended March 31, 2024 versus 2023:

In Millions
Three Months Ended March 31, 2023	$7
Reason for the change
Higher earnings from renewable projects	$16
Higher operating earnings, primarily at DIG	7
Higher renewable energy tax credits	1
Three Months Ended March 31, 2024	$31

Corporate Interest and Other Results of Operations
Presented in the following table are the detailed changes to corporate interest and other results for the three months ended March 31, 2024 versus 2023:

In Millions
Three Months Ended March 31, 2023	$(29)
Reasons for the change
Gain on extinguishment of debt[1]	$22
Higher income tax expense due to higher pre-tax earnings	(3)
Other	(2)
Three Months Ended March 31, 2024	$(12)
1See Note 3, Financings and Capitalization.

Cash Position, Investing, and Financing
At March 31, 2024, CMS Energy had $861 million of consolidated cash and cash equivalents, which included $59 million of restricted cash and cash equivalents. At March 31, 2024, Consumers had $666 million of consolidated cash and cash equivalents, which included $59 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the three months ended March 31, 2024 versus 2023:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2023	$1,040
Reasons for the change
Higher net income	$69
Non‑cash transactions[1]	20
Unfavorable impact of changes in core working capital,[2] due primarily to lower collections and lower prices on gas sold to customers	(195)
Favorable impact of changes in other assets and liabilities	22
Three Months Ended March 31, 2024	$956
Consumers
Three Months Ended March 31, 2023	$1,070
Reasons for the change
Higher net income	$43
Non‑cash transactions[1]	28
Unfavorable impact of changes in core working capital,[2] due primarily to lower collections and lower prices on gas sold to customers	(177)
Favorable impact of changes in other assets and liabilities	15
Three Months Ended March 31, 2024	$979
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, and other non‑cash operating activities and reconciling adjustments.
2Core working capital comprises accounts receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the three months ended March 31, 2024 versus 2023:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2023	$(651)
Reasons for the change
Lower capital expenditures	$4
Other investing activities	10
Three Months Ended March 31, 2024	$(637)
Consumers
Three Months Ended March 31, 2023	$(588)
Reasons for the change
Higher capital expenditures	$(29)
Other investing activities	10
Three Months Ended March 31, 2024	$(607)
Financing Activities
Presented in the following table are specific components of net cash provided by (used in) financing activities for the three months ended March 31, 2024 versus 2023:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2023	$27
Reasons for the change
Lower debt issuances	$(606)
Lower debt retirements	681
Higher repayments of notes payable	(73)
Higher issuances of common stock	268
Higher payments of dividends on common stock	(11)
Other financing activities	8
Three Months Ended March 31, 2024	$294
Consumers
Three Months Ended March 31, 2023	$(199)
Reasons for the change
Lower debt issuances	$(521)
Lower debt retirements	1,000
Higher repayments of notes payable	(73)
Absence of a repayment of borrowings from CMS Energy in 2023	75
Higher stockholder contribution from CMS Energy	245
Return of stockholder contribution to CMS Energy	(320)
Lower payments of dividends on common stock	22
Other financing activities	9
Three Months Ended March 31, 2024	$238

Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Dividend Restrictions. During the three months ended March 31, 2024, Consumers paid $265 million in dividends on its common stock to CMS Energy.
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
At March 31, 2024, CMS Energy had $521 million of its revolving credit facility available and Consumers had $1.3 billion available under its revolving credit facilities. CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At March 31, 2024, there were no commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.

Certain of CMS Energy’s and Consumers’ credit agreements contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At March 31, 2024, no default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements. CMS Energy and Consumers were each in compliance with these covenants as of March 31, 2024, as presented in the following table:

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
The Clean Energy Plan was most recently revised and approved by the MPSC in 2022. Under this plan, Consumers will eliminate the use of coal-fueled generation in 2025 and expects to meet 90 percent of its customers’ needs with clean energy sources by 2040. Specifically, the Clean Energy Plan provides for:
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

Under the Clean Energy Plan, Consumers:
•purchased the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity in Van Buren County, Michigan in May 2023
•conducted a one‑time competitive solicitation for up to 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025 (including up to 500 MW from dispatchable sources)
These actions are expected to help Consumers continue to provide controllable sources of electricity to customers while expanding its investment in renewable energy. The Clean Energy Plan forecasts renewable energy capacity levels of 30 percent in 2025, 43 percent in 2030, and 61 percent in 2040, including the addition of nearly 8,000 MW of solar generation. Additionally, Consumers plans to deploy battery storage beginning in 2024, with 75 MW of energy storage expected by 2027 and an additional 475 MW by 2040. The 2023 Energy Law, enacted in November 2023, set more ambitious standards for renewable energy and energy storage. Consumers is required to file updates to its amended renewable energy plan before or in November 2024 and its Clean Energy Plan before or in 2027. Together, these updated plans will outline a path to meeting these accelerated timelines.
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
2026 and beyond
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
Over the next five years, Consumers expects weather-normalized electric deliveries to remain relatively stable compared to 2023. This outlook reflects modest growth in electric demand, offset by the effects of energy waste reduction programs. Actual delivery levels will depend on:
•energy conservation measures and results of energy waste reduction programs
•weather fluctuations
•Michigan’s economic conditions, including utilization, expansion, or contraction of industrial facilities, population trends, electric vehicle adoption, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At March 31, 2024, electric deliveries under the ROA program were at the ten‑percent limit. Fewer than 300 of Consumers’ electric customers purchased electric generation service under the ROA program.
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
Hydroelectric Facilities: In February 2024, Consumers issued a request for proposals to explore the possibility of selling its 13 hydroelectric dams located throughout Michigan. Consumers has solicited community feedback on the dams’ futures, as federal operating licenses for the dams begin to expire in 2034. Consumers continues to evaluate each dam’s future, options for which include, but are not limited to, renewing operating licenses, transferring ownership, or removing the facilities.
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on rate matters, see Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.

MPSC Distribution System Audit: In 2022, the MPSC ordered the state’s two largest electric utilities, including Consumers, to report on their compliance with regulations and past MPSC orders governing the utilities’ response to outages and downed lines. Consumers responded to the MPSC’s order as directed.
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
Retention Incentive Program: Under its Clean Energy Plan, Consumers will retire the J.H. Campbell coal-fueled generating units in 2025. In order to ensure necessary staffing at J.H. Campbell through retirement, Consumers has implemented a retention incentive program. The aggregate cost of the J.H. Campbell program through 2025 is estimated to be $50 million; Consumers expects to recognize $10 million of retention benefit costs in 2024. The MPSC has approved deferred accounting treatment for these costs; these expenses are deferred as a regulatory asset. For additional details on this program, see Notes to the Unaudited Consolidated Financial Statements—Note 12, Exit Activities.
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
MATS, emission standards for electric generating units published by the EPA based on Section 112 of the Clean Air Act, continue to apply to Consumers. The company has complied, and continues to comply, with the MATS regulation and does not expect MATS to materially impact its environmental strategy.
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In June 2023, the EPA published the Good Neighbor Plan, a revision to CSAPR. This regulation tightens allowance budgets for electric generating units in Michigan between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. Consumers’ initial evaluation of this regulation indicates that it will have minimal financial and operational impact in the near term. Additionally, Consumers does not expect any major financial and operational impact in the long term. However, due to the dynamic nature of this regulation, it is difficult to forecast the long-term impact.
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify power plants and other emission sources in areas of the country that do not meet the ozone standard. As of May 2023, three counties in western Michigan have been designated as not meeting the ozone standard. None of Consumers’ fossil-fuel-fired generating units are located in these areas.
Additionally, in March 2024, the EPA published a lower fine particulate matter NAAQS, which will likely result in newly designated nonattainment areas in Michigan starting in 2026. Consumers does not expect this rule to have significant impacts on its fossil-fuel-fired generating assets or its clean energy strategy. Consumers will continue to monitor NAAQS rulemakings and evaluate potential impacts to its generating assets.
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
In May 2023, the EPA released its proposed rule to address greenhouse gas emissions from existing fossil-fuel-fired electric generating units. Under its Clean Energy Plan, Consumers will eliminate the use of coal-fueled generation in 2025. Therefore, this proposed rule will not materially impact Consumers over the remaining operating lives of these coal-fueled facilities. The proposed rule had requirements for existing natural gas-fueled facilities that could have had a material impact on Consumers’ natural gas-fueled facilities. However, the EPA announced in March 2024 that the final rule, expected in April or May 2024, will not cover existing natural gas-fueled facilities. Instead, the EPA expects to cover those facilities in a future rulemaking. Consumers will continue to follow the finalization of this rule and any subsequent rules to control greenhouse gases and will continue to evaluate potential impacts to its Clean Energy Plan.
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
Increased frequency or intensity of severe or extreme weather events, including those due to climate change, could materially impact Consumers’ facilities, energy sales, and results of operations. Consumers is unable to predict these events; however, Consumers evaluates the potential physical impacts of climate change on its operations, including increased frequency or intensity of storm activity; increased precipitation; increased temperature; and changes in lake and river levels. Consumers released a report addressing the physical risks of climate change on its infrastructure in 2022. Consumers is taking steps to mitigate these risks as appropriate.

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
•arrange for alternative sources of supply
•purchase or build facilities that generate fewer emissions
•mothball, sell, or retire facilities that generate certain emissions
•pursue energy efficiency or demand response measures more swiftly
•take other steps to manage, sequester, or lower the emission of greenhouse gases
Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
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
The EPA also regulates the discharge of wastewater through its effluent limitation guidelines for steam electric generating plants. In 2020, the EPA revised previous guidelines related to the discharge of certain wastewater, but allowed for extension of the compliance deadline from the end of 2023 to the end of 2025, upon approval by EGLE through the NPDES permitting process. Consumers received such an extension for its J.H. Campbell coal-fueled generating units, which it plans to retire in 2025. In March 2023, the EPA released a proposed rule seeking to replace its 2020 rule and corresponding effluent limitation guidelines. Consumers is evaluating the proposed effluent limitation guidelines for its potential impacts on its generating facilities.
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
Statutes like the federal Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act of 1940 may impact operations at Consumers’ facilities. In 2021, the U.S. Fish and Wildlife Service announced its intent to regulate incidental take under the Migratory Bird Treaty Act. Similarly, the U.S. Fish and Wildlife Service in February 2024 published a final rule providing for bald eagle general permits for wind farms and electric distribution systems. Any resulting permitting and monitoring fees and/or restrictions on operations could impact Consumers’ existing and future operations, including wind and solar generation facilities.
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
Over the next five years, Consumers expects weather-normalized gas deliveries to remain stable relative to 2023. This outlook reflects modest growth in gas demand, offset by the effects of energy waste reduction programs. Actual delivery levels will depend on:
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
The MPSC must issue a final order in this case before or in October 2024.
Gain Sharing Application: In February 2024, Consumers signed an agreement to sell its unregulated appliance service plan program to a non-affiliated company. Also in February 2024, Consumers filed an application requesting the MPSC’s approval to share voluntarily with customers half of the gain, net of transaction costs, to be recognized on this sale. In Consumers’ 2023 gas rate case, it has proposed sharing the gain with customers over five years in the form of a surcharge credit.

The sale was completed in April 2024. Consumers received proceeds of $124 million from the transaction and expects to recognize a pre-tax gain of approximately $55 million in the second quarter of 2024, both of which may be impacted by customary post-closing adjustments.
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
Gas Environmental Outlook: Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites. For additional details, see Notes to the Unaudited Consolidated Financial Statements—Note 2, Contingencies and Commitments—Consumers Gas Utility Contingencies.
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
Greenhouse Gases: There is increasing interest at the federal, state, and local levels in potential regulation of greenhouse gases or their sources. In January 2024, the EPA proposed a new fee for emitting certain waste from petroleum and natural gas systems, as directed under the Inflation Reduction Act of 2022. The proposed fees could apply to methane emissions from transmission pipeline, compression, or underground storage that exceed annual thresholds; however, initial analysis indicates Consumers would not be subject to fees under its routine operations. This regulation or others, if adopted, may involve requirements to reduce methane emissions from Consumers’ gas utility operations and carbon dioxide emissions from customer use of natural gas. Consumers will continue to monitor this proposed rule for potential impacts.
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
In 2022, Consumers also announced a net-zero greenhouse gas emissions target for its entire natural gas system by 2050. This includes suppliers and customers, and has an interim goal of reducing customer emissions by 20 percent by 2030. Consumers’ Natural Gas Delivery Plan, a rolling ten‑year investment plan to deliver safe, reliable, clean, and affordable natural gas to customers, outlines ways in which Consumers can make early progress toward these goals in a cost-effective manner, including energy waste reduction, carbon offsets, and renewable natural gas supply.
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
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In June 2023, the EPA published the Good Neighbor Plan, a revision to CSAPR. This regulation tightens allowance budgets for electric generating units in Michigan between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. NorthStar Clean Energy may incur increased costs to purchase allowances or retrofit equipment.
For additional details regarding the ozone or fine particulate matter NAAQS or CSAPR, including the Good Neighbor Plan, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.

In May 2023, the EPA released its proposed rule to address greenhouse gas emissions from existing fossil-fuel-fired and natural gas-fueled electric generating units. However, the EPA announced in March 2024 that the final rule, expected in April or May 2024, will not cover existing natural gas-fueled facilities. Instead, the EPA expects to cover those facilities in a future rulemaking. If these proposed regulations ultimately apply to NorthStar Clean Energy’s facilities, they could have a material financial and operational impact. NorthStar Clean Energy will continue to follow the finalization of this rule and any subsequent rules to control greenhouse gases and will continue to evaluate potential impacts to its operations.
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

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2024	2023
Operating Revenue	$2,176	$2,284
Operating Expenses
Fuel for electric generation	156	137
Purchased and interchange power	314	341
Purchased power – related parties	18	19
Cost of gas sold	351	547
Maintenance and other operating expenses	402	431
Depreciation and amortization	368	353
General taxes	155	142
Total operating expenses	1,764	1,970
Operating Income	412	314
Other Income (Expense)
Non-operating retirement benefits, net	44	45
Other income	44	15
Other expense	(2)	(4)
Total other income	86	56
Interest Charges
Interest on long-term debt	172	144
Interest expense – related parties	3	3
Other interest expense	2	—
Total interest charges	177	147
Income Before Income Taxes	321	223
Income Tax Expense	58	29
Net Income	263	194
Loss Attributable to Noncontrolling Interests	(24)	(10)
Net Income Attributable to CMS Energy	287	204
Preferred Stock Dividends	2	2
Net Income Available to Common Stockholders	$285	$202
Basic Earnings Per Average Common Share	$0.96	$0.69
Diluted Earnings Per Average Common Share	$0.96	$0.69
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
Three Months Ended March 31	2024	2023
Net Income	$263	$194
Retirement Benefits Liability
Net gain arising during the period, net of tax of $— for both periods	—	1
Amortization of net actuarial loss, net of tax of $— for both periods	1	—
Other Comprehensive Income	1	1
Comprehensive Income	264	195
Comprehensive Loss Attributable to Noncontrolling Interests	(24)	(10)
Comprehensive Income Attributable to CMS Energy	$288	$205
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Three Months Ended March 31	2024	2023
Cash Flows from Operating Activities
Net income	$263	$194
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	368	353
Deferred income taxes and investment tax credits	51	29
Other non‑cash operating activities and reconciling adjustments	(36)	(19)
Changes in assets and liabilities
Accounts receivable and accrued revenue	27	174
Inventories	259	391
Accounts payable and accrued rate refunds	(69)	(153)
Other current assets and liabilities	(1)	(51)
Other non‑current assets and liabilities	94	122
Net cash provided by operating activities	956	1,040
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(613)	(617)
Cost to retire property and other investing activities	(24)	(34)
Net cash used in investing activities	(637)	(651)
Cash Flows from Financing Activities
Proceeds from issuance of debt	599	1,205
Retirement of debt	(319)	(1,000)
Decrease in notes payable	(93)	(20)
Issuance of common stock	272	4
Payment of dividends on common and preferred stock	(156)	(145)
Other financing costs	(9)	(17)
Net cash provided by financing activities	294	27
Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	613	416
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	248	182
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$861	$598
Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$156	$157

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	March 31 2024	December 31 2023
Current Assets
Cash and cash equivalents	$802	$227
Restricted cash and cash equivalents	59	21
Accounts receivable and accrued revenue, less allowance of $23 in 2024 and $21 in 2023	889	933
Accounts receivable – related parties	9	11
Inventories at average cost
Gas in underground storage	326	587
Materials and supplies	273	267
Generating plant fuel stock	78	84
Deferred property taxes	344	426
Regulatory assets	201	203
Prepayments and other current assets	110	80
Total current assets	3,091	2,839
Plant, Property, and Equipment
Plant, property, and equipment, gross	33,236	33,135
Less accumulated depreciation and amortization	9,006	9,007
Plant, property, and equipment, net	24,230	24,128
Construction work in progress	1,050	944
Total plant, property, and equipment	25,280	25,072
Other Non‑current Assets
Regulatory assets	3,608	3,683
Accounts receivable	22	22
Investments	73	76
Postretirement benefits	1,509	1,468
Other	318	357
Total other non‑current assets	5,530	5,606
Total Assets	$33,901	$33,517

LIABILITIES AND EQUITY
In Millions
	March 31 2024	December 31 2023
Current Liabilities
Current portion of long-term debt and finance leases	$772	$980
Notes payable	—	93
Accounts payable	644	802
Accounts payable – related parties	7	7
Accrued rate refunds	28	54
Accrued interest	169	142
Accrued taxes	455	612
Regulatory liabilities	72	56
Other current liabilities	148	149
Total current liabilities	2,295	2,895
Non‑current Liabilities
Long-term debt	14,973	14,508
Non-current portion of finance leases	61	62
Regulatory liabilities	3,968	3,894
Postretirement benefits	104	106
Asset retirement obligations	777	771
Deferred investment tax credit	125	126
Deferred income taxes	2,679	2,615
Other non‑current liabilities	413	415
Total non‑current liabilities	23,100	22,497
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares in both periods; outstanding 298.6 shares in 2024 and 294.4 shares in 2023	3	3
Other paid-in capital	5,975	5,705
Accumulated other comprehensive loss	(45)	(46)
Retained earnings	1,789	1,658
Total common stockholders’ equity	7,722	7,320
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	7,946	7,544
Noncontrolling interests	560	581
Total equity	8,506	8,125
Total Liabilities and Equity	$33,901	$33,517
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2024	2023
Total Equity at Beginning of Period	$8,125	$7,595
Common Stock
At beginning and end of period	3	3
Other Paid-in Capital
At beginning of period	5,705	5,490
Common stock issued	281	11
Common stock repurchased	(11)	(7)
At end of period	5,975	5,494
Accumulated Other Comprehensive Income (Loss)
Retirement benefits liability
At beginning of period	(46)	(52)
Net gain arising during the period	—	1
Amortization of net actuarial loss	1	—
At end of period	(45)	(51)
Retained Earnings
At beginning of period	1,658	1,350
Net income attributable to CMS Energy	287	204
Dividends declared on common stock	(154)	(142)
Dividends declared on preferred stock	(2)	(2)
At end of period	1,789	1,410
Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning and end of period	224	224
Noncontrolling Interests
At beginning of period	581	580
Loss attributable to noncontrolling interests	(24)	(10)
Other changes in noncontrolling interests	3	2
At end of period	560	572
Total Equity at End of Period	$8,506	$7,652
Dividends declared per common share	$0.5150	$0.4875
Dividends declared per preferred stock Series C depositary share	$0.2625	$0.2625
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
Three Months Ended March 31	2024	2023
Operating Revenue	$2,097	$2,210
Operating Expenses
Fuel for electric generation	125	98
Purchased and interchange power	306	334
Purchased power – related parties	18	19
Cost of gas sold	350	546
Maintenance and other operating expenses	378	409
Depreciation and amortization	356	344
General taxes	152	139
Total operating expenses	1,685	1,889
Operating Income	412	321
Other Income (Expense)
Non-operating retirement benefits, net	41	43
Other income	17	12
Other expense	(2)	(4)
Total other income	56	51
Interest Charges
Interest on long-term debt	121	99
Interest expense – related parties	6	3
Other interest expense	2	—
Total interest charges	129	102
Income Before Income Taxes	339	270
Income Tax Expense	64	38
Net Income Available to Common Stockholder	$275	$232
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
Three Months Ended March 31	2024	2023
Net Income	$275	$232
Other Comprehensive Income	—	—
Comprehensive Income	$275	$232
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Three Months Ended March 31	2024	2023
Cash Flows from Operating Activities
Net income	$275	$232
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	356	344
Deferred income taxes and investment tax credits	52	37
Other non‑cash operating activities and reconciling adjustments	(16)	(17)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	28	157
Inventories	258	389
Accounts payable and accrued rate refunds	(57)	(140)
Other current assets and liabilities	(6)	(48)
Other non-current assets and liabilities	89	116
Net cash provided by operating activities	979	1,070
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(584)	(555)
Cost to retire property and other investing activities	(23)	(33)
Net cash used in investing activities	(607)	(588)
Cash Flows from Financing Activities
Proceeds from issuance of debt	599	1,120
Retirement of debt	—	(1,000)
Decrease in notes payable	(93)	(20)
Decrease in notes payable – related parties	—	(75)
Stockholder contribution	320	75
Return of stockholder contribution	(320)	—
Payment of dividends on common stock	(265)	(287)
Other financing costs	(3)	(12)
Net cash provided by (used in) financing activities	238	(199)
Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	610	283
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	56	60
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$666	$343
Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$152	$142
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	March 31 2024	December 31 2023
Current Assets
Cash and cash equivalents	$607	$35
Restricted cash and cash equivalents	59	21
Accounts receivable and accrued revenue, less allowance of $23 in 2024 and $21 in 2023	863	909
Accounts and notes receivable – related parties	10	11
Inventories at average cost
Gas in underground storage	326	587
Materials and supplies	263	257
Generating plant fuel stock	75	80
Deferred property taxes	344	426
Regulatory assets	201	203
Prepayments and other current assets	94	65
Total current assets	2,842	2,594
Plant, Property, and Equipment
Plant, property, and equipment, gross	31,820	31,723
Less accumulated depreciation and amortization	8,784	8,796
Plant, property, and equipment, net	23,036	22,927
Construction work in progress	942	845
Total plant, property, and equipment	23,978	23,772
Other Non-current Assets
Regulatory assets	3,608	3,683
Accounts receivable	28	28
Accounts and notes receivable – related parties	95	95
Postretirement benefits	1,405	1,367
Other	253	313
Total other non-current assets	5,389	5,486
Total Assets	$32,209	$31,852

LIABILITIES AND EQUITY
In Millions
	March 31 2024	December 31 2023
Current Liabilities
Current portion of long-term debt and finance leases	$772	$731
Notes payable	—	93
Accounts payable	613	764
Accounts payable – related parties	15	13
Accrued rate refunds	28	54
Accrued interest	125	110
Accrued taxes	462	614
Regulatory liabilities	72	56
Other current liabilities	127	128
Total current liabilities	2,214	2,563
Non-current Liabilities
Long-term debt	10,501	10,037
Long-term debt – related parties	515	424
Non-current portion of finance leases	38	39
Regulatory liabilities	3,968	3,894
Postretirement benefits	76	77
Asset retirement obligations	744	739
Deferred investment tax credit	125	126
Deferred income taxes	2,854	2,789
Other non-current liabilities	364	364
Total non-current liabilities	19,185	18,489
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	7,759	7,759
Accumulated other comprehensive loss	(15)	(15)
Retained earnings	2,188	2,178
Total common stockholder’s equity	10,773	10,763
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	10,810	10,800
Total Liabilities and Equity	$32,209	$31,852
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
Three Months Ended March 31	2024	2023
Total Equity at Beginning of Period	$10,800	$10,155
Common Stock
At beginning and end of period	841	841
Other Paid-in Capital
At beginning of period	7,759	7,284
Stockholder contribution	320	75
Return of stockholder contribution	(320)	—
At end of period	7,759	7,359
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning and end of period	(15)	(15)
Retained Earnings (Accumulated Deficit)
At beginning of period	2,178	2,008
Net income	275	232
Dividends declared on common stock	(265)	(287)
At end of period	2,188	1,953
Cumulative Preferred Stock
At beginning and end of period	37	37
Total Equity at End of Period	$10,810	$10,175
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
CMS Energy and Consumers are required to make estimates using assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure that CMS Energy’s and Consumers’ financial position, results of operations, and cash flows for the periods presented are fairly stated. The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2023 Form 10‑K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
1:    Regulatory Matters
Regulatory matters are critical to Consumers. The Michigan Attorney General, ABATE, the MPSC Staff, residential customer advocacy groups, environmental organizations, and certain other parties typically participate in MPSC proceedings concerning Consumers, such as Consumers’ rate cases and power supply cost recovery and gas cost recovery processes. Intervenors also participate in certain FERC matters, including FERC’s regulation of certain wholesale rates that affect Consumers’ power supply costs. These parties often challenge various aspects of those proceedings, including the prudence of Consumers’ policies and practices, and seek cost disallowances and other relief. The parties also have appealed significant MPSC orders. Depending upon the specific issues, the outcomes of rate cases and proceedings, including judicial proceedings challenging MPSC and FERC orders or other actions, could negatively affect CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. Consumers cannot predict the outcome of these proceedings.
2023 Electric Rate Case: In May 2023, Consumers filed an application with the MPSC seeking a rate increase of $216 million, based on an authorized return on equity of 10.25 percent for the projected 12‑month period ending February 28, 2025. In September 2023, Consumers revised its requested increase to $169 million. The filing requested authority to recover costs related to new infrastructure investment primarily in distribution system reliability and cleaner energy resources.
In March 2024, the MPSC issued an order authorizing an annual rate increase of $92 million, which is inclusive of a $9 million surcharge for the recovery of select distribution investments made in 2022 that exceeded the rates authorized in accordance with the December 2021 electric rate order. The approved rate increase is based on a 9.9-percent authorized return on equity. The new rates became effective March 15, 2024.
Meter Investigation: In July 2023, the MPSC issued an order initiating an investigation into Consumers’ handling of malfunctioning meters and meters requiring transition from 3G to 4G, estimated billing, and new service installations. The order directed Consumers to provide information on such meters and their replacement, meter-reading performance, communications with customers and the MPSC regarding these issues, and other information. Subsequently, the MPSC issued a show-cause order directing Consumers to provide further information on consecutive estimated billings, the provision of actual meter readings, and new service installation issues.
In April 2024, Consumers signed an agreement with the MPSC Staff and Attorney General settling this matter. Under the settlement agreement, Consumers will pay a $1 million penalty to the MPSC and will return to customers a minimum of $3 million, which may be satisfied with amounts received through an associated claim Consumers has filed against a vendor. The settlement agreement is subject to MPSC approval.
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
At March 31, 2024, CMS Energy had a recorded liability of $44 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $56 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2024 and in each of the next five years:

In Millions
	2024	2025	2026	2027	2028	2029
CMS Energy
Long-term leachate disposal and operating and maintenance costs	$3	$4	$4	$4	$4	$4
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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates its liability for NREPA sites for which it can estimate a range of loss to be between $4 million and $5 million. At March 31, 2024, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates its share of the total liability for known CERCLA sites to be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At March 31, 2024, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
In order to enforce the contract, Consumers and DTE Electric filed a complaint against TAES and Toshiba in the U.S. District Court for the Eastern District of Michigan in 2022. TAES and Toshiba filed a motion to dismiss the complaint, along with an answer and counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties’ contract. As a co-owner of

Ludington, Consumers would be liable for 51 percent of any such damages, if liability and damages were proven. The court denied the motion to dismiss filed by TAES and Toshiba. The parties are engaged in ongoing litigation, including discovery, pursuant to a court-ordered schedule. Consumers believes the counterclaims filed by TAES and Toshiba are without merit, but cannot predict the financial impact or outcome of this matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s and Consumers’ financial condition, results of operations, or liquidity.
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
J.H. Campbell 3 Contract Dispute: In 2022, Consumers filed a complaint against Wolverine Power in the Ottawa County Circuit Court and requested a ruling that Consumers has sole authority to decide to retire the J.H. Campbell 3 coal-fueled generating unit under Consumers’ and Wolverine Power’s agreement to jointly own and operate the unit. Wolverine Power filed an answer, affirmative defenses, and a counterclaim seeking approximately $37 million in damages allegedly caused by Consumers’ decision to retire the unit before the end of its useful life. The state circuit court judge found that Consumers may, in its sole discretion, retire J.H. Campbell 3, provided that Consumers continues to operate and make necessary improvements to the unit while the litigation concerning Wolverine Power’s claim for damages is pending. In May 2023, the circuit court judge issued an order granting Consumers’ motion for clarification confirming that Consumers may continue to operate and invest in J.H. Campbell 3 consistent with the May 2025 retirement date.
In March 2024, the circuit court judge issued an order denying Wolverine Power’s motion for partial summary disposition and granting in part and denying in part Consumers’ motion for summary disposition. The judge granted Consumers’ motion for summary disposition on Wolverine Power’s claim that Consumers acted in bad faith in deciding to retire J.H. Campbell 3 early, finding no evidence to support that claim. The judge held that Wolverine Power did identify a genuine issue of material fact as to whether Consumers breached the joint ownership and operating agreement by failing to notify and consult with Wolverine Power regarding the unit’s early retirement.
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
At March 31, 2024, Consumers had a recorded liability of $62 million for its remaining obligations for these sites. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2024 and in each of the next five years:

In Millions
	2024	2025	2026	2027	2028	2029
Consumers
Remediation and other response activity costs	$2	$1	$7	$10	$25	$7
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At March 31, 2024, Consumers had a regulatory asset of $97 million related to the MGP sites.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at March 31, 2024:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from sale of membership interests in VIEs[1]	various	indefinite	$294	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	153	1
Guarantee[3]	2011	indefinite	30	—
Consumers
Guarantee[3]	2011	indefinite	$30	$—
1These obligations arose from the sale of membership interests in Aviator Wind, Newport Solar Holdings, and NWO Holdco to tax equity investors. NorthStar Clean Energy provided certain indemnity obligations that protect the tax equity investors against losses incurred as a result of breaches of representations and warranties under the associated limited liability company agreements. These obligations are generally capped at an amount equal to the tax equity investor’s capital contributions plus a specified return, less any distributions and tax benefits it receives, in connection with its membership interest. For any indemnity obligations related to Aviator Wind, NorthStar Clean Energy would recover 49 percent of any amounts paid to the tax equity investor from the other owner of Aviator Wind Equity Holdings. Additionally, Aviator Wind holds insurance coverage that would partially protect against losses incurred as a result of certain failures to qualify for production tax credits. For further details on NorthStar Clean Energy’s ownership interest in Aviator Wind, Newport Solar Holdings, and NWO Holdco, see Note 11, Variable Interest Entities.
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
3:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long-term debt issuances during the three months ended March 31, 2024:

	Principal (In Millions)	Interest Rate (%)	Issuance Date	Maturity Date
Consumers
First Mortgage Bonds	$600	4.600	January 2024	May 2029
Total Consumers	$600
Retirements: Presented in the following table is a summary of major long-term debt retirements during the three months ended March 31, 2024:

	Principal (In Millions)	Interest Rate (%)	Retirement Date	Maturity Date
CMS Energy, parent only
Senior Notes	$250	3.875	January 2024	March 2024
CMS Energy, parent only	$250

CMS Energy’s Purchase of Consumers’ First Mortgage Bonds: During the three months ended March 31, 2024, CMS Energy purchased Consumers’ first mortgage bonds with a principal balance of $91 million in exchange for cash of $69 million. On a consolidated basis, CMS Energy’s repurchase of Consumers’ first mortgage bonds was accounted for as a debt extinguishment and resulted in a pre-tax gain of $22 million.
Credit Facilities: The following credit facilities with banks were available at March 31, 2024:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
December 14, 2027[1]	$550	$—	$29	$521
September 22, 2024	50	—	50	—
NorthStar Clean Energy, including subsidiaries
September 25, 2025[2]	$37	$—	$37	$—
Consumers[3]
December 14, 2027	$1,100	$—	$27	$1,073
November 18, 2025	250	—	53	197
1There were no borrowings under this facility during the three months ended March 31, 2024.
2This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding Aviator Wind Equity Holdings, see Note 11, Variable Interest Entities.
3Obligations under these facilities are secured by first mortgage bonds of Consumers. There were no borrowings under these facilities during the three months ended March 31, 2024.
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Its current authorization ends on March 31, 2025. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements. In March 2024, Consumers filed an application for authority to issue securities between May 1, 2024 and April 30, 2026.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At March 31, 2024, there were no commercial paper notes outstanding under this program.
In December 2023, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million at an interest rate of the prior month’s average one-month Term SOFR minus 0.100 percent. At March 31, 2024, there were no outstanding borrowings under the agreement.
Dividend Restrictions: At March 31, 2024, payment of dividends by CMS Energy on its common stock was limited to $7.7 billion under provisions of the Michigan Business Corporation Act of 1972.

Under the provisions of its articles of incorporation, at March 31, 2024, Consumers had $2.1 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the three months ended March 31, 2024, Consumers paid $265 million in dividends on its common stock to CMS Energy.
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

In Millions
	CMS Energy, including Consumers		Consumers
	March 31 2024	December 31 2023	March 31 2024	December 31 2023
Assets[1]
Cash equivalents	$264	$18	$198	$—
Restricted cash equivalents	59	21	59	21
Nonqualified deferred compensation plan assets	31	30	23	22
Derivative instruments	1	2	1	2
Total assets	$355	$71	$281	$45
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$31	$30	$23	$22
Total liabilities	$31	$30	$23	$22
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

In Millions
	March 31, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$10	$10	$—	$—	$10	$11	$11	$—	$—	$11
Liabilities
Long-term debt[2]	15,740	14,337	1,092	11,261	1,984	15,483	14,305	1,103	11,186	2,016
Long-term payables[3]	11	11	—	—	11	11	11	—	—	11
Consumers
Assets
Long-term receivables[1]	$10	$10	$—	$—	$10	$11	$11	$—	$—	$11
Notes receivable – related party[4]	97	97	—	—	97	97	97	—	—	97
Liabilities
Long-term debt[5]	11,268	10,045	—	8,061	1,984	10,762	9,757	—	7,741	2,016
Long-term debt – related party	515	355	—	355	—	424	303	—	303	—
Long-term payables	5	5	—	—	5	5	5	—	—	5
1Includes current portion of long-term accounts receivable and notes receivable of $5 million at March 31, 2024 and $6 million at December 31, 2023.
2Includes current portion of long-term debt of $767 million at March 31, 2024 and $975 million at December 31, 2023.
3Includes current portion of long-term payables of $1 million at March 31, 2024.

4Includes current portion of notes receivable – related party of $7 million at March 31, 2024 and December 31, 2023.
5Includes current portion of long-term debt of $767 million at March 31, 2024 and $725 million at December 31, 2023.
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
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans		OPEB Plan
Three Months Ended March 31	2024	2023	2024	2023
CMS Energy, including Consumers
Net periodic credit
Service cost	$7	$7	$3	$3
Interest cost	26	27	11	11
Expected return on plan assets	(59)	(55)	(29)	(26)
Amortization of:
Net loss	3	3	1	3
Prior service cost (credit)	1	1	(8)	(10)
Settlement loss	3	2	—	—
Net periodic credit	$(19)	$(15)	$(22)	$(19)
Consumers
Net periodic credit
Service cost	$7	$7	$3	$3
Interest cost	24	25	10	11
Expected return on plan assets	(55)	(52)	(27)	(24)
Amortization of:
Net loss	3	3	1	3
Prior service cost (credit)	1	1	(7)	(10)
Settlement loss	3	2	—	—
Net periodic credit	$(17)	$(14)	$(20)	$(17)
In Consumers’ electric and gas rate cases, the MPSC approved a mechanism allowing Consumers to defer the future recovery or refund of pension and OPEB expenses above or below the amounts used to set existing rates. The regulatory deferral will be collected from or refunded to customers over ten years. At March 31, 2024, CMS Energy, including Consumers, had deferred $5 million of pension credits and less than $1 million of OPEB costs under this mechanism related to 2024 expense.

7:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Three Months Ended March 31	2024	2023
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	5.5	(0.5)
Renewable energy tax credits	(6.0)	(4.9)
TCJA excess deferred taxes	(3.7)	(3.7)
Taxes attributable to noncontrolling interests	1.1	0.7
Other, net	0.2	0.4
Effective tax rate	18.1%	13.0%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	4.9	—
Renewable energy tax credits	(4.0)	(4.2)
TCJA excess deferred taxes	(3.2)	(3.2)
Other, net	0.2	0.5
Effective tax rate	18.9%	14.1%
1CMS Energy initiated a plan to divest immaterial business activities in a non‑Michigan jurisdiction and will no longer have a taxable presence within that jurisdiction. As a result of these actions, in the first quarter of 2023, CMS Energy reversed a $13 million non‑Michigan reserve, all of which was recognized at Consumers.

8:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
Three Months Ended March 31	2024	2023
Income available to common stockholders
Income from continuing operations	$263	$194
Less loss attributable to noncontrolling interests	(24)	(10)
Less preferred stock dividends	2	2
Income from continuing operations available to common stockholders – basic and diluted	$285	$202
Average common shares outstanding
Weighted-average shares – basic	296.5	290.7
Add dilutive nonvested stock awards	0.7	0.5
Weighted-average shares – diluted	297.2	291.2
Income from continuing operations per average common share available to common stockholders
Basic	$0.96	$0.69
Diluted	0.96	0.69
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
Forward Equity Sale Contracts
In January 2024, CMS Energy settled the remaining forward sale contracts issued under its previous equity offering program. These forward equity sale contracts were non‑participating securities. While the forward sale price in the forward equity sale contract was decreased on certain dates by certain predetermined amounts to reflect expected dividend payments, these price adjustments were set upon inception of the agreement and the forward contract did not give the owner the right to participate in undistributed earnings. Accordingly, the forward equity sale contracts were included in the computation of diluted EPS, but not in the computation of basic EPS. The forward equity sale contracts were anti-dilutive for the three months ended March 31, 2024. For further details on the forward equity sale contracts, see Note 3, Financings and Capitalization.

Convertible Securities
In May 2023, CMS Energy issued convertible senior notes. Potentially dilutive common shares issuable upon conversion of the convertible senior notes are determined using the if-converted method for calculating diluted EPS. Upon conversion, the convertible senior notes are required to be paid in cash with only amounts exceeding the principal permitted to be settled in shares. The convertible senior notes were anti-dilutive for the three months ended March 31, 2024.
9:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended March 31, 2024	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,129	$963	$—	$2,092
Other	—	—	52	52
Revenue recognized from contracts with customers	$1,129	$963	$52	$2,144
Leasing income	—	—	27	27
Financing income	2	2	—	4
Consumers alternative-revenue programs	1	—	—	1
Total operating revenue – CMS Energy	$1,132	$965	$79	$2,176
Consumers
Consumers utility revenue
Residential	$525	$665		$1,190
Commercial	360	207		567
Industrial	156	24		180
Other	88	67		155
Revenue recognized from contracts with customers	$1,129	$963		$2,092
Financing income	2	2		4
Alternative-revenue programs	1	—		1
Total operating revenue – Consumers	$1,132	$965		$2,097
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $16 million for the three months ended March 31, 2024.

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
CMS Energy and Consumers recorded uncollectible accounts expense of $10 million for the three months ended March 31, 2024 and $9 million for the three months ended March 31, 2023.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $472 million at March 31, 2024 and $494 million at December 31, 2023.
Alternative‑revenue Program: Consumers accounts for its financial compensation mechanism as an alternative-revenue program. Consumers recognizes revenue related to the financial compensation mechanism as payments are made on MPSC-approved PPAs. Consumers does not reclassify revenue from its alternative-revenue program to revenue from contracts with customers at the time the amounts are collected from customers.

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

Presented in the following tables is financial information by segment:

In Millions
Three Months Ended March 31	2024	2023
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,132	$1,091
Gas utility	965	1,119
NorthStar Clean Energy	79	74
Total operating revenue – CMS Energy	$2,176	$2,284
Consumers
Operating revenue
Electric utility	$1,132	$1,091
Gas utility	965	1,119
Other reconciling items	—	—
Total operating revenue – Consumers	$2,097	$2,210
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$97	$70
Gas utility	169	154
NorthStar Clean Energy	31	7
Other reconciling items	(12)	(29)
Total net income available to common stockholders – CMS Energy	$285	$202
Consumers
Net income available to common stockholder
Electric utility	$97	$70
Gas utility	169	154
Other reconciling items	9	8
Total net income available to common stockholder – Consumers	$275	$232

In Millions
	March 31, 2024	December 31, 2023
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$19,317	$19,302
Gas utility[1]	12,475	12,383
NorthStar Clean Energy	1,424	1,420
Other reconciling items	20	30
Total plant, property, and equipment, gross – CMS Energy	$33,236	$33,135
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$19,317	$19,302
Gas utility[1]	12,475	12,383
Other reconciling items	28	38
Total plant, property, and equipment, gross – Consumers	$31,820	$31,723
CMS Energy, including Consumers
Total assets
Electric utility[1]	$19,759	$19,358
Gas utility[1]	12,305	12,353
NorthStar Clean Energy	1,615	1,604
Other reconciling items	222	202
Total assets – CMS Energy	$33,901	$33,517
Consumers
Total assets
Electric utility[1]	$19,818	$19,417
Gas utility[1]	12,348	12,397
Other reconciling items	43	38
Total assets – Consumers	$32,209	$31,852
1Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

11:    Variable Interest Entities
Consolidated VIEs: NorthStar Clean Energy consolidates certain entities that it does not wholly own, but for which it manages and controls the entities’ operating activities. NorthStar Clean Energy is the primary beneficiary of these entities because it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. Presented in the following table is information about the VIEs NorthStar Clean Energy consolidates:

Consolidated VIE	NorthStar Clean Energy’s ownership interest	Description of VIE
Aviator Wind Equity Holdings	51-percent ownership interest[1]	Holds a Class B membership interest in Aviator Wind
Aviator Wind	Class B membership interest[2]	Holding company of a 525-MW wind generation project in Coke County, Texas
Newport Solar Holdings	Class B membership interest[2]	Holding company of a 180-MW solar generation project in Jackson County, Arkansas
NWO Holdco	Class B membership interest[2]	Holding company of a 100-MW wind generation project in Paulding County, Ohio
1The remaining 49-percent interest is presented as noncontrolling interest on CMS Energy’s consolidated balance sheets.
2The Class A membership interest in the entity is held by a tax equity investor and is presented as noncontrolling interest on CMS Energy’s consolidated balance sheets. Under the associated limited liability company agreement, the tax equity investor is guaranteed preferred returns from the entity.
Earnings, tax attributes, and cash flows generated by the entities in which NorthStar Clean Energy holds a Class B membership are allocated among and distributed to the membership classes in accordance with the ratios specified in the associated limited liability company agreements; these ratios change over time and are not representative of the ownership interest percentages of each membership class. Since these entities’ income and cash flows are not distributed among their investors based on ownership interest percentages, NorthStar Clean Energy allocates the entities’ income (loss) among the investors by applying the hypothetical liquidation at book value method. This method calculates each investor’s earnings based on a hypothetical liquidation of the entities at the net book value of underlying assets as of the balance sheet date. The liquidation tax gain (loss) is allocated to each investor’s capital account, resulting in income (loss) equal to the period change in the investor’s capital account balance.

Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
	March 31, 2024	December 31, 2023
Current
Cash and cash equivalents	$24	$28
Accounts receivable	5	3
Prepayments and other current assets	5	4
Non-current
Plant, property, and equipment, net	1,055	1,064
Other non-current assets	3	3
Total assets[1]	$1,092	$1,102
Current
Accounts payable	$5	$12
Non-current
Non-current portion of finance leases	23	23
Asset retirement obligations	32	32
Total liabilities	$60	$67
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
Consumers’ wholly-owned subsidiaries, Consumers 2014 Securitization Funding and Consumers 2023 Securitization Funding, are VIEs designed to collateralize Consumers’ securitization bonds. These entities are considered VIEs primarily because their equity capitalization is insufficient to support their operations. Consumers is the primary beneficiary of and consolidates these VIEs, as it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. The VIEs’ primary assets and liabilities comprise regulatory assets and long-term debt. The carrying value of the regulatory assets were $750 million at March 31, 2024 and $778 million at December 31, 2023. The securitization bonds outstanding under the VIEs were $787 million at March 31, 2024 and December 31, 2023.
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
The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers. CMS Energy’s maximum risk exposure to these partnerships is generally limited to its investment in the partnerships, which is included in investments on its consolidated balance sheets in the amount of $71 million at March 31, 2024 and $74 million at December 31, 2023.
12:    Exit Activities
In accordance with its Clean Energy Plan, Consumers plans to retire the J.H. Campbell coal-fueled generating units in 2025. In order to ensure necessary staffing at J.H. Campbell through retirement, Consumers has implemented a retention incentive program. The aggregate cost of the J.H. Campbell program through 2025 is estimated to be $50 million. The MPSC has approved deferred accounting treatment for these costs; these expenses are deferred as a regulatory asset.
As of March 31, 2024, the cumulative cost incurred and deferred as a regulatory asset related to the J.H. Campbell retention incentive program was $38 million. The regulatory asset will be collected from customers over three years.
Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
Three Months Ended March 31	2024	2023	[1]
Retention benefit liability at beginning of period	$16	$21
Costs deferred as a regulatory asset	3	5
Retention benefit liability at the end of the period[2]	$19	$26
1Includes amounts associated with a retention incentive program at the D.E. Karn coal-fueled generating units; this program concluded following the units’ retirement in June 2023.
2Includes current portion of other liabilities of $8 million at March 31, 2024 and $16 million at March 31, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations for CMS Energy and Consumers is contained in Part I—Item 1. Financial Statements—MD&A, which is incorporated by reference herein.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risk as previously disclosed in Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2023 Form 10‑K.
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

Part II—Other Information
Item 1.    Legal Proceedings
CMS Energy, Consumers, and certain of their affiliates are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Part I—Item 3. Legal Proceedings of the 2023 Form 10‑K, see Part I—Item 1. Financial Statements—Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in Part I—Item 1A. Risk Factors in the 2023 Form 10‑K, which Risk Factors are incorporated herein by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2024 to January 31, 2024	74,595	$56.44	—	—
February 1, 2024 to February 29, 2024	1,898	58.84	—	—
March 1, 2024 to March 31, 2024	102,834	58.97	—	—
Total	179,327	$57.92	—	—
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
151st Supplemental Indenture dated as of January 9, 2024, between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed January 9, 2024, and incorporated herein by reference)

10.1[1]	—
Defined Contribution Supplemental Executive Retirement Plan, amended December 21, 2023, effective January 1, 2024 (Exhibit 10.5 to Form 10-K for fiscal year ended December 31, 2023, and incorporated herein by reference)

10.2[1]	—
Annual Employee Incentive Compensation Plan for Consumers amended and restated effective January 1, 2024 (Exhibit 10.22 to Form 10-K for fiscal year ended December 31, 2023 and incorporated herein by reference)

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

CMS ENERGY CORPORATION

Dated: April 25, 2024	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: April 25, 2024	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer