Form 10-Q
period 2024-06-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2024-07-25
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 9, 2024:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	298,729,438
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10‑Q to the Securities and Exchange Commission for the Period Ended June 30, 2024

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

ASP
Appliance Service Plan

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
In September 2023, Consumers filed its Reliability Roadmap, an update to its previous Electric Distribution Infrastructure Investment Plan filed in 2021, with the MPSC. The Reliability Roadmap outlines a five-year strategy to improve Consumers’ electric distribution system and the reliability of the grid. The plan proposes the following spending for projects designed to reduce the number and duration of power outages to customers through investment in infrastructure upgrades, vegetation management, and grid modernization:
•capital expenditures of $7 billion over the next five years; this amount is $3 billion higher than proposed in the previous plan
•maintenance and operating spending of $1.7 billion over the next five years, reflecting an increase of $300 million over the previous plan
In the electric rate case it filed in May 2024, Consumers outlined its proposal to begin implementing the Reliability Roadmap and requested rate recovery of the investments needed to support the plan’s key objectives.

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
In November 2023, Michigan enacted the 2023 Energy Law, which among other things:
•raises the renewable energy standard from the present 15‑percent requirement to 50 percent by 2030 and 60 percent by 2035; renewable energy generated anywhere within MISO may be applied to meeting this standard, with certain limitations
•sets a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero-carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, are considered clean energy sources under this standard
•enhances existing incentives for energy efficiency programs and returns earned on competitively bid PPAs
•creates a new energy storage standard that requires electric utilities to file plans by 2029 to obtain new energy storage that will contribute to a Michigan target of 2,500 MW based on their pro rata share
•expands the statutory cap on distributed generation resources to ten percent
Consumers is required to file updates to its amended renewable energy plan in November 2024 and its Clean Energy Plan before or in 2027. Together, these updated plans will outline a path to meeting the requirements of the 2023 Energy Law by focusing on increasing the generation of renewable energy, deploying energy storage, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times.
Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs and was most recently revised and approved by the MPSC in 2022 under Michigan’s integrated resource planning process. The Clean Energy Plan outlines Consumers’ long-term strategy for delivering clean, reliable, resilient, and affordable energy to its customers. This strategy includes:
•ending the use of coal-fueled generation in 2025, 15 years sooner than initially planned
•purchasing the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity, allowing Consumers to continue to provide controllable sources of electricity to customers; this purchase was completed in May 2023
•soliciting up to 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025
•expanding its investment in renewable energy, adding nearly 8,000 MW of solar generation by 2040
Under the Clean Energy Plan, and as enhanced by the 2023 Energy Law, Consumers earns a return equal to its pre-tax weighted-average cost of capital on permanent capital structure on payments made under new competitively bid PPAs with non‑affiliated entities approved by the MPSC.

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
Additionally, to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers set the following goals for the five-year period 2023 through 2027:
•to enhance, restore, or protect 6,500 acres of land through 2027; Consumers has enhanced, restored, or protected more than 2,000 acres of land towards this goal
•to reduce water usage by 1.7 billion gallons through 2027; Consumers has reduced water usage by more than 660 million gallons towards this goal
•to annually divert a minimum of 90 percent of waste from landfills (through waste reduction, recycling, and reuse); during 2023, Consumers’ rate of waste diverted from landfills was 91 percent
CMS Energy and Consumers are monitoring numerous legislative, policy, and regulatory initiatives, including those to regulate and report greenhouse gases, and related litigation. While CMS Energy and Consumers cannot predict the outcome of these matters, which could affect them materially, they intend to continue to move forward with their clean and lean strategy.
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
For the six months ended June 30, 2024, CMS Energy’s net income available to common stockholders was $480 million, and diluted EPS were $1.61. This compares with net income available to common stockholders of $397 million and diluted EPS of $1.36 for the six months ended June 30, 2023. In 2024, gas and electric rate increases and higher earnings at NorthStar Clean Energy were offset partially by higher interest charges and income tax expense. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Over the next five years, Consumers expects weather-normalized electric and gas deliveries to remain relatively stable compared to 2023. This outlook reflects modest growth in electric and gas demand, offset by the effects of energy waste reduction programs.

Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service and positively impacting the triple bottom line of people, planet, and profit. During the first half of 2024, CMS Energy and Consumers:
•created a Clean Energy Workforce Development Program for people employed in the building trades to receive training and certifications in the areas of advanced energy efficiency, lead abatement, and other work
•announced a targeted undergrounding pilot program, kick-starting Consumers’ long-term plans to move more power lines underground in efforts to improve electric service
•expanded Consumers’ MI Clean Air program to include several renewable natural gas projects being developed across Michigan, increasing options for customers to offset emissions associated with their natural gas use
•collaborated with the Muskegon County Resource Recovery Center to develop Consumers’ first large-scale, self-developed solar project, a 250-MW solar energy center expected to be fully operational by 2026, which could generate enough renewable energy to power 40,000 homes
•announced plans to install nearly 3,000 line sensors, 100 automatic transfer reclosers, and 1,200 iron utility poles to improve electric reliability and help prevent power outages
•updated Consumers’ Transportation Electrification Plan, outlining how it plans to power over 1,500 new fast charging locations and serve one million electric vehicles in Michigan by 2030
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
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
2024 Electric Rate Case: In May 2024, Consumers filed an application with the MPSC seeking a rate increase of $325 million, made up of two components. First, Consumers requested a $303 million annual rate increase, based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending February 28, 2026. The filing requested authority to recover costs related to new infrastructure investment primarily in distribution system reliability and cleaner energy resources. Second, Consumers requested approval of a surcharge for the recovery of $22 million of distribution investments made in 2023 that exceeded the rates authorized in accordance with previous electric rate orders.
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

2023 Gas Rate Case: In December 2023, Consumers filed an application with the MPSC seeking an annual rate increase of $136 million based on a 10.25‑percent authorized return on equity for the projected test year comprising the 12‑month period ending September 30, 2025. In May 2024, Consumers revised its requested increase to $113 million. In July 2024, the MPSC approved a settlement agreement authorizing an annual rate increase of $35 million, based on a 9.9‑percent authorized return on equity. Additionally, the settlement approves the use of $27.5 million, or one-fourth, of the gain on the sale of Consumers’ unregulated ASP business as an offset to the revenue deficiency in lieu of additional rate relief during the test year. This results in effective rate relief of $62.5 million for the test year. The settlement agreement also provides for the remaining three-fourths of the $110 million gain on the sale of the ASP business, or $82.5 million, to be provided to customers as a bill credit over a three-year period. The new rates, including the bill credit, will become effective October 1, 2024.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Six Months Ended
June 30	2024	2023	Change	2024	2023	Change
Net Income Available to Common Stockholders	$195	$195	$—	$480	$397	$83
Basic Earnings Per Average Common Share	$0.65	$0.67	$(0.02)	$1.61	$1.36	$0.25
Diluted Earnings Per Average Common Share	$0.65	$0.67	$(0.02)	$1.61	$1.36	$0.25

In Millions
	Three Months Ended			Six Months Ended
June 30	2024	2023	Change	2024	2023	Change
Electric utility	$170	$147	$23	$267	$217	$50
Gas utility	15	23	(8)	184	177	7
NorthStar Clean Energy	16	3	13	47	10	37
Corporate interest and other	(6)	22	(28)	(18)	(7)	(11)
Net Income Available to Common Stockholders	$195	$195	$—	$480	$397	$83

Amounts in the following tables are presented pre-tax, with the exception of income tax changes.
Presented in the following table is a summary of changes to net income available to common stockholders for the three and six months ended June 30, 2024 versus 2023:

In Millions
	Three Months Ended		Six Months Ended
June 30, 2023		$195		$397
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$13		$31
Gas sales	(48)		(57)
Electric rate increase	71		103
Gas rate increase	16		56
Absence of 2023 voluntary separation program expenses	28		28
Lower other maintenance and operating expenses	11		15
Higher other income, net of expenses	3		8
Higher interest charges	(16)		(43)
Higher income tax expense	(4)		(30)
Higher depreciation and amortization	(16)		(28)
Higher property taxes, reflecting higher capital spending, and other	(5)		(18)
Higher service restoration costs	(38)		(8)
		$15		$57
NorthStar Clean Energy		13		37
Corporate interest and other		(28)		(11)
June 30, 2024		$195		$480

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three and six months ended June 30, 2024 versus 2023:

In Millions
	Three Months Ended		Six Months Ended
June 30, 2023		$147		$217
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$71		$103
Higher revenue due primarily to favorable weather and non-weather sales	18		32
Lower energy waste reduction program revenues	(2)		(9)
Lower other revenues	(5)		(1)
		$82		$125
Maintenance and other operating expenses
Absence of 2023 voluntary separation program expenses	17		17
Lower energy waste reduction program costs	2		9
Higher service restoration costs	(38)		(8)
Lower other maintenance and operating expenses	—		4
		(19)		22
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(18)		(39)
General taxes
Higher property taxes, reflecting higher capital spending, and other		(4)		(10)
Other income, net of expenses		(2)		1
Interest charges		(8)		(25)
Income taxes
Higher renewable energy tax credits	—		3
Higher electric utility pre-tax earnings	(7)		(18)
Absence of 2023 deferred tax liability reversal[2]	—		(9)
Higher other income taxes	(1)		—
		(8)		(24)
June 30, 2024		$170		$267
1For the three months ended June 30, deliveries to end-use customers were 9.0 billion kWh in 2024 and 8.9 billion kWh in 2023. For the six months ended June 30, deliveries to end-use customers were 17.9 billion kWh in 2024 and 17.7 billion kWh in 2023.
2See Note 7, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three and six months ended June 30, 2024 versus 2023:

In Millions
	Three Months Ended		Six Months Ended
June 30, 2023		$23		$177
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$16		$56
Higher energy waste reduction program revenues	—		10
Lower revenue due primarily to unfavorable weather	(34)		(43)
Lower ASP business revenue[2]	(14)		(14)
		$(32)		$9
Maintenance and other operating expenses
Lower ASP business expense[2]	11		15
Absence of 2023 voluntary separation program expenses	11		11
Higher energy waste reduction program costs	—		(10)
Higher maintenance and other operating expenses	—		(4)
		22		12
Depreciation and amortization
Lower depreciation rates, offset partially by higher capital spending		2		11
General taxes
Higher property taxes, reflecting higher capital spending and other		(1)		(8)
Other income, net of expenses		5		7
Interest charges		(8)		(18)
Income taxes
Absence of 2023 deferred tax liability reversal[3]	—		(4)
Lower (higher) gas utility pre-tax earnings	3		(3)
Lower other income taxes	1		1
		4		(6)
June 30, 2024		$15		$184
1For the three months ended June 30, deliveries to end-use customers were 41 Bcf in 2024 and 49 Bcf in 2023. For the six months ended June 30, deliveries to end-use customers were 158 Bcf in 2024 and 168 Bcf in 2023.
2See Note 12, Exit Activities.
3See Note 7, Income Taxes.

NorthStar Clean Energy Results of Operations
Presented in the following table are the detailed changes to NorthStar Clean Energy’s net income available to common stockholders for the three and six months ended June 30, 2024 versus 2023:

In Millions
	Three Months Ended	Six Months Ended
June 30, 2023	$3	$10
Reason for the change
Higher earnings from renewable projects	$8	$24
Higher operating earnings, primarily at DIG	8	15
Lower renewable energy tax credits	(3)	(2)
June 30, 2024	$16	$47
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed changes to corporate interest and other results for the three and six months ended June 30, 2024 versus 2023:

In Millions
	Three Months Ended	Six Months Ended
June 30, 2023	$22	$(7)
Reasons for the change
Lower income tax expense due to lower pre-tax earnings	$6	$3
Lower gain on extinguishment of debt[1]	(36)	(14)
Lower discontinued operations	(1)	(1)
Other	3	1
June 30, 2024	$(6)	$(18)
1See Note 3, Financings and Capitalization.

Cash Position, Investing, and Financing
At June 30, 2024, CMS Energy had $789 million of consolidated cash and cash equivalents, which included $90 million of restricted cash and cash equivalents. At June 30, 2024, Consumers had $696 million of consolidated cash and cash equivalents, which included $89 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the six months ended June 30, 2024 versus 2023:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2023	$1,705
Reasons for the change
Higher net income	$61
Non‑cash transactions[1]	56
Unfavorable impact of changes in core working capital,[2] due primarily to lower collections and lower prices on gas sold to customers	(212)
Favorable impact of changes in other assets and liabilities	53
Six Months Ended June 30, 2024	$1,663
Consumers
Six Months Ended June 30, 2023	$1,759
Reasons for the change
Higher net income	$54
Non‑cash transactions[1]	28
Unfavorable impact of changes in core working capital,[2] due primarily to lower collections and lower prices on gas sold to customers	(205)
Favorable impact of changes in other assets and liabilities	55
Six Months Ended June 30, 2024	$1,691
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, and other non‑cash operating activities and reconciling adjustments.
2Core working capital comprises accounts receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the six months ended June 30, 2024 versus 2023:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2023	$(2,079)
Reasons for the change
Higher capital expenditures	$(107)
Absence of purchase of Covert Generating Station in 2023	810
Proceeds from sale of ASP business	124
Other investing activities	6
Six Months Ended June 30, 2024	$(1,246)
Consumers
Six Months Ended June 30, 2023	$(1,971)
Reasons for the change
Higher capital expenditures	$(147)
Absence of purchase of Covert Generating Station in 2023	810
Proceeds from sale of ASP business	124
Other investing activities	8
Six Months Ended June 30, 2024	$(1,176)

Financing Activities
Presented in the following table are specific components of net cash provided by financing activities for the six months ended June 30, 2024 versus 2023:

In Millions
CMS Energy, including Consumers
Six Months Ended June 30, 2023	$598
Reasons for the change
Lower debt issuances	$(1,701)
Lower debt retirements	1,032
Higher repayments of notes payable	(73)
Higher issuances of common stock, primarily the settlement of forward sale contracts under the equity offering program[1]	272
Higher payments of dividends on common stock	(24)
Other financing activities, primarily lower debt issuance costs	20
Six Months Ended June 30, 2024	$124
Consumers
Six Months Ended June 30, 2023	$268
Reasons for the change
Lower debt issuances	$(921)
Lower debt retirements	1,299
Higher repayments of notes payable	(73)
Absence of a repayment of borrowings from CMS Energy in 2023	69
Lower stockholder contribution from CMS Energy	(155)
Return of stockholder contribution to CMS Energy	(320)
Higher payments of dividends on common stock	(54)
Other financing activities, primarily lower debt issuance costs	12
Six Months Ended June 30, 2024	$125
1Note 3, Financings and Capitalization—Issuance of Common Stock.

Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Dividend Restrictions. During the six months ended June 30, 2024, Consumers paid $359 million in dividends on its common stock to CMS Energy.
Consumers uses cash flows generated from operations, external financing transactions, and the monetization of tax credits, along with stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, and fund its other obligations. Consumers also uses these sources of funding to contribute to its employee benefit plans.
Under the Inflation Reduction Act of 2022, renewable energy tax credits produced after 2022 are transferable to third parties. In April 2024, Consumers sold renewable energy tax credits generated in 2023 and received proceeds of $37 million. In June 2024, Consumers entered into an agreement to sell renewable energy tax credits generated in 2024 for $51 million, subject to adjustment for actual production.
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
CMS Energy, NorthStar Clean Energy, and Consumers use revolving credit facilities for general working capital purposes and to issue letters of credit. In May 2024, NorthStar Clean Energy entered into a secured revolving credit agreement which provides for up to $150 million in borrowings. At June 30, 2024, CMS Energy had $521 million of its revolving credit facility available, NorthStar Clean Energy had $45 million of its revolving credit facility available, and Consumers had $1.3 billion available under its revolving credit facilities.
An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2024, there were no commercial paper notes outstanding under this program. For additional details on CMS Energy’s and Consumers’ secured revolving credit facilities and commercial paper program, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.
Certain of CMS Energy’s, NorthStar Clean Energy’s, and Consumers’ credit agreements contain covenants that require each entity to maintain certain financial ratios, as defined therein. At June 30, 2024, no default had occurred with respect to any of the financial covenants contained in these credit agreements. Each of the entities was in compliance with the covenants contained in their respective credit agreements as of June 30, 2024, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to Capital[1]	< 0.70 to 1.0	0.57 to 1.0
NorthStar Clean Energy, including subsidiaries
Debt to Capital[2]	< 0.50 to 1.0	0.13 to 1.0
Debt Service Coverage[2]	> 2.00 to 1.0	26.00 to 1.0
Consumers
Debt to Capital[3]	< 0.65 to 1.0	0.50 to 1.0
1Applies to CMS Energy’s revolving credit agreement and letter of credit reimbursement agreement.
2Applies to NorthStar Clean Energy’s revolving credit agreement. In addition to the financial covenants presented in the table, the aggregate book value of the pledged equity interests under the revolving credit agreement was at least two-times the aggregate commitment under the revolving credit agreement at June 30, 2024.
3Applies to Consumers’ revolving credit agreements.
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
Under the Clean Energy Plan, Consumers:
•purchased the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity in Van Buren County, Michigan in May 2023
•conducted a one‑time competitive solicitation for up to 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025 (including up to 500 MW from dispatchable sources)
These actions are expected to help Consumers continue to provide controllable sources of electricity to customers while expanding its investment in renewable energy. The Clean Energy Plan forecasts renewable energy capacity levels of 30 percent in 2025, 43 percent in 2030, and 61 percent in 2040, including the addition of nearly 8,000 MW of solar generation. Additionally, Consumers plans to deploy battery storage beginning in 2024, with 75 MW of energy storage expected by 2027 and an additional 475 MW by 2040. The 2023 Energy Law, enacted in November 2023, set more ambitious standards for renewable energy and energy storage. Consumers is required to file updates to its amended renewable energy plan in November 2024 and its Clean Energy Plan before or in 2027. Together, these updated plans will outline a path to meeting these accelerated timelines.
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

As a result of requests for proposals, Consumers has entered into PPAs to purchase renewable capacity, energy, and RECs from solar generating facilities and battery storage facilities, as well as build transfer agreements to purchase solar generating facilities. Presented in the following illustration is the aggregate renewable capacity that Consumers expects to add to its portfolio as a result of these agreements:

2000
1500
1000
500
0
Capacity (MW)
2024
Actual
2025
2026
2027 and beyond
PPA
Owned

Consumers continues to evaluate the acquisition of additional capacity from intermittent resources and dispatchable, non‑intermittent clean capacity resources (including battery storage resources). Any resulting contracts are subject to MPSC approval.
Renewable Energy Plan: The 2023 Energy Law raises the renewable energy standard from the present 15‑percent requirement to 50 percent by 2030 and 60 percent by 2035. Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least the required percentage of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers has met and expects to continue to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.
The MPSC has approved the acquisition of up to 525 MW of new wind generation projects and authorized Consumers to earn a 10.7‑percent return on equity on any projects approved by the MPSC under Consumers’ amended renewable energy plan. Specifically, the MPSC has approved the following:
•purchase and construction of a 150‑MW wind generation project in Gratiot County, Michigan; the project became operational and Consumers took full ownership in 2020
•purchase of a 166‑MW wind generation project in Hillsdale, Michigan; the project became operational and Consumers took full ownership in 2021
•purchase of a 201‑MW wind generation project in Gratiot County, Michigan; the project became operational and Consumers took full ownership of the project in December 2023

The MPSC also approved the execution of a 20‑year PPA under which Consumers will purchase 100 MW of renewable capacity, energy, and RECs from a 149‑MW solar generating facility to be constructed in Calhoun County, Michigan; the facility is targeted to be operational in 2024.
Voluntary Large Customer Renewable Energy Program: Consumers provides service under a program that provides large full-service electric customers with the opportunity to advance the development of renewable energy beyond the present 15‑percent requirement. In September 2023, Consumers filed an application to amend its renewable energy plan. Among other things, Consumers requested that the MPSC remove the 1,000‑MW limit on new wind and solar generation, which will allow Consumers to meet growing customer demand for the program. Consumers competitively solicits for additional renewable energy assets based on customer applications.
As part of this program, the 2022 request for proposals resulted in the execution of a build transfer agreement for a 309‑MW solar generating facility to be constructed in Calhoun County, Michigan; the facility is targeted to be operational in 2026. The build transfer agreement was approved by the MPSC in September 2023. Additionally, the request for proposals resulted in the selection of a solar generation project that Consumers will develop and construct at its D.E. Karn generating site, with a capacity of up to 85 MW. The facility is expected to be operational in 2026.
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
•Michigan’s economic conditions, including utilization, expansion, or contraction of industrial facilities, population trends, electric vehicle adoption, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At June 30, 2024, electric deliveries under the ROA program were at the ten‑percent limit. Fewer than 300 of Consumers’ electric customers purchased electric generation service under the ROA program.
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
Hydroelectric Facilities: In February 2024, Consumers issued a request for proposals to explore the possibility of selling its 13 river hydroelectric dams located throughout Michigan. Consumers has solicited community feedback on the dams’ futures, as federal operating licenses for the dams begin to expire in 2034. Consumers continues to evaluate each dam’s future, options for which include, but are not limited to, renewing operating licenses, transferring ownership, or removing the facilities.
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
2024 Electric Rate Case: In May 2024, Consumers filed an application with the MPSC seeking a rate increase of $325 million, made up of two components. First, Consumers requested a $303 million annual rate increase, based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending February 28, 2026. The filing requested authority to recover costs related to new infrastructure investment primarily in distribution system reliability and cleaner energy resources. Second, Consumers requested approval of a surcharge for the recovery of $22 million of distribution investments made in 2023 that exceeded the rates authorized in accordance with previous electric rate orders.

Presented in the following table are the components of the requested increase in revenue:

In Millions
Projected 12-Month Period Ending February 28	2026
Components of the requested rate increase
Investment in rate base	$180
Operating and maintenance costs	14
Sales and other revenue	41
Cost of capital	68
Subtotal	$303
Surcharge	22
Total	$325
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
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In June 2023, the EPA published the Good Neighbor Plan, a revision to CSAPR. This regulation tightens allowance budgets for electric generating units in Michigan between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. Consumers expects this regulation will have minimal financial and operational impact in the near and/or long term. However, due to the dynamic nature of this regulation, it is difficult to forecast the long-term impact.
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify power plants and other emission sources in areas of the country that do not meet the ozone standard. As of May 2023, three counties in western Michigan have been designated as not meeting the ozone standard. None of Consumers’ fossil-fuel-fired generating units are located in these areas.
Additionally, in March 2024, the EPA published a lower fine particulate matter NAAQS, which will likely result in newly designated nonattainment areas in Michigan starting in 2026. Consumers does not expect this rule to have significant impacts on its fossil-fuel-fired generating assets or its clean energy strategy. Consumers will continue to monitor NAAQS rulemakings and litigation to evaluate potential impacts to its generating assets.
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
In April 2024, the EPA finalized its rule under Section 111 of the Clean Air Act to address greenhouse gas emissions from new gas-fueled units and existing coal- and oil-fueled electric generating units. Notably, these rules do not address existing gas-fueled electric generating units, though the EPA has announced that it will release a draft rule for these types of units at a later time. Under its Clean Energy Plan, Consumers will eliminate the use of coal-fueled generation in 2025 and does not expect this rule will have a significant impact on its generating assets or its Clean Energy Plan. Future EPA regulations addressing greenhouse gas emissions from existing gas-fueled electric generating units may apply to Consumers’ gas-fueled facilities and may have a material financial and operational impact. Consumers will continue to follow the EPA rules that address greenhouse gas emissions and will continue to evaluate potential impacts to its operations.
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
While Consumers cannot predict the outcome of changes in U.S. policy or of other legislative, executive, or regulatory initiatives involving the potential regulation or reporting of greenhouse gases, it intends to move forward with its Clean Energy Plan, its present net-zero goals, and its emphasis on reliable and resilient electric supply. Litigation, international treaties, executive orders, federal laws and regulations (including regulations by the EPA), and state laws and regulations, if enacted or ratified, could ultimately impact Consumers. Consumers may be required to:
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
In May 2024, the EPA finalized a rule regulating legacy CCR surface impoundments and CCR management units in response to litigation that exempted inactive impoundments at inactive facilities from the 2015 CCR rule. The new rule adopts minimum standards for impoundments at power generation sites that became inactive prior to the effective date of the 2015 CCR rule. Owners and operators must first determine if a legacy surface impoundment is within the scope of the new rule before following the compliance requirements. The EPA established groundwater monitoring, corrective action, closure, and post-closure care requirements for CCR surface impoundments and landfills closed prior to the effective date of the 2015 CCR rule, including CCR landfills that were previously exempted from regulation but are now defined within a broader class of CCR units called CCR management units. Owners are required to identify and assess these areas to determine an appropriate course of action (closure, groundwater treatment, etc.) and perform compliance requirements set forth under the rules.
Separately, Congress passed legislation in 2016 allowing participating states to develop permitting programs for CCRs under RCRA Subtitle D. The EPA was granted authority to review these permitting programs to determine if permits issued under the proposed program would be as protective as the federal rule. Once approved, permits issued from an authorized state would replace the requirement to certify compliance with each aspect of the 2015 CCR rule. In 2020, EGLE submitted a regulatory package for Michigan’s permit program to the EPA for its review, which is still pending.
Consumers, with agreement from EGLE, completed the work necessary to initiate closure by excavating CCRs or placing a final cover over each of its relevant CCR units prior to the closure initiation deadline set forth in the 2015 CCR rule. Consumers has historically been authorized to recover in electric rates costs related to coal ash disposal sites. Consumers is evaluating the new CCR rule, its impact on the state permit program, and performing the required applicability determinations in order to assess the overall impacts of the rule and appropriate next steps.
Water: Multiple water-related regulations apply, or may apply, to Consumers.
The EPA regulates cooling water intake systems of existing electric generating plants under Section 316(b) of the Clean Water Act. The rules seek to reduce alleged harmful impacts on aquatic organisms, such as fish. In 2018, Consumers submitted to EGLE for approval all required studies and recommended plans to comply with Section 316(b) for its coal-fueled units but has not yet received final approval.
The EPA also regulates the discharge of wastewater through its effluent limitation guidelines for steam electric generating plants. In 2020, the EPA revised previous guidelines related to the discharge of certain wastewater, but allowed for extension of the compliance deadline from the end of 2023 to the end of 2025, upon approval by EGLE through the NPDES permitting process. Consumers received such an extension for its J.H. Campbell coal-fueled generating units, which it plans to retire in 2025. In April 2024, the EPA released a final rule updating its effluent limitation guidelines for existing coal-fueled units. This rule regulates additional wastewater streams previously not regulated, including combustion residual leachate and legacy wastewater. Consumers is evaluating these new portions of the rule for their potential impacts on its coal-fueled generating facilities and the associated storage of CCRs.
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
Statutes like the federal Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act of 1940 may impact operations at Consumers’ facilities. In 2021, the U.S. Fish and Wildlife Service announced its intent to regulate incidental take under the Migratory Bird Treaty Act but has not yet published a proposed rule. In February 2024, the U.S. Fish and Wildlife Service published a final rule, effective April 2024, providing for bald eagle general permits for qualifying wind farms and electric distribution systems. While any resulting permitting and monitoring fees and/or restrictions on operations could impact Consumers’ existing and future operations, Consumers does not expect any material changes to its environmental strategy or Clean Energy Plan as a result of this rule.
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
2023 Gas Rate Case: In December 2023, Consumers filed an application with the MPSC seeking an annual rate increase of $136 million based on a 10.25‑percent authorized return on equity for the projected test year comprising the 12‑month period ending September 30, 2025. In May 2024, Consumers revised its requested increase to $113 million. The filing requests authority to recover new infrastructure investment and related costs that are expected to allow Consumers to continue to provide safe, reliable, affordable, and increasingly cleaner natural gas service.
In July 2024, the MPSC approved a settlement agreement authorizing an annual rate increase of $35 million, based on a 9.9‑percent authorized return on equity. Additionally, the settlement approves the use of $27.5 million, or one-fourth, of the gain on the sale of Consumers’ unregulated ASP business as an offset to the revenue deficiency in lieu of additional rate relief during the test year. This results in effective rate relief of $62.5 million for the test year.
The settlement agreement also provides for the remaining three-fourths of the $110 million gain on the sale of the ASP business, or $82.5 million, to be provided to customers as a bill credit over a three-year period. The new rates, including the bill credit, will become effective October 1, 2024. The settlement also authorizes the continuation of the cost deferral mechanism allowing Consumers to defer for future recovery or refund pension and OPEB expense above or below the amounts used to set rates. For additional details on Consumers’ sale of its ASP business, see Note 12, Exit Activities.
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
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify natural gas compressor stations and other emission sources in areas of the country that do not meet the ozone standard. As of May 2023, three counties in western Michigan have been designated as not meeting the ozone standard. One of Consumers’ compressor stations is in an ozone nonattainment area. Consequently, Consumers has initiated plans to retrofit equipment at this compressor station to lower NOx emissions and comply with a rule proposed by the State of Michigan, as required for a source located in a moderate ozone nonattainment area. Consumers will continue to monitor NAAQS rulemakings and evaluate potential impacts to its compressor stations and other applicable natural gas storage and delivery assets.
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
In April 2024, the EPA finalized its rule under Section 111 of the Clean Air Act to address greenhouse gas emissions from new gas-fueled units and existing coal- and oil-fueled electric generating units. Notably, these rules do not address existing gas-fueled electric generating units, though the EPA has announced that it will release a draft rule for these types of units at a later time. Due to the anticipated replacement of coal as a fuel at its one remaining coal-fueled electric generating facility, these regulations will not apply to NorthStar Clean Energy’s facilities. Future EPA regulations addressing greenhouse gas emissions from existing gas-fueled electric generating units may apply to NorthStar Clean Energy facilities and may have a material financial and operational impact. NorthStar Clean Energy will continue to follow the EPA rules that address greenhouse gas emissions and will continue to evaluate potential impacts to its operations.
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

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2024	2023	2024	2023
Operating Revenue	$1,607	$1,555	$3,783	$3,839
Operating Expenses
Fuel for electric generation	114	110	270	247
Purchased and interchange power	349	342	663	683
Purchased power – related parties	16	17	34	36
Cost of gas sold	66	84	417	631
Maintenance and other operating expenses	404	406	806	837
Depreciation and amortization	273	255	641	608
General taxes	102	97	257	239
Total operating expenses	1,324	1,311	3,088	3,281
Operating Income	283	244	695	558
Other Income (Expense)
Non-operating retirement benefits, net	41	45	85	90
Other income	77	103	121	118
Other expense	(5)	(2)	(7)	(6)
Total other income	113	146	199	202
Interest Charges
Interest on long-term debt	171	152	343	296
Interest expense – related parties	3	3	6	6
Other interest expense	5	6	7	6
Allowance for borrowed funds used during construction	(6)	(1)	(6)	(1)
Total interest charges	173	160	350	307
Income Before Income Taxes	223	230	544	453
Income Tax Expense	41	41	99	70
Income From Continuing Operations	182	189	445	383
Income From Discontinued Operations, Net of Tax of $— for all periods	—	1	—	1
Net Income	182	190	445	384
Loss Attributable to Noncontrolling Interests	(16)	(8)	(40)	(18)
Net Income Attributable to CMS Energy	198	198	485	402
Preferred Stock Dividends	3	3	5	5
Net Income Available to Common Stockholders	$195	$195	$480	$397

Basic Earnings Per Average Common Share	$0.65	$0.67	$1.61	$1.36
Diluted Earnings Per Average Common Share	$0.65	$0.67	$1.61	$1.36
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2024	2023	2024	2023
Net Income	$182	$190	$445	$384
Retirement Benefits Liability
Net gain arising during the period, net of tax of $— for all periods	—	—	—	1
Amortization of net actuarial loss, net of tax of $— for all periods	—	1	1	1
Amortization of prior service credit, net of tax of $— for all periods	—	(1)	—	(1)
Other Comprehensive Income	—	—	1	1
Comprehensive Income	182	190	446	385
Comprehensive Loss Attributable to Noncontrolling Interests	(16)	(8)	(40)	(18)
Comprehensive Income Attributable to CMS Energy	$198	$198	$486	$403
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2024	2023
Cash Flows from Operating Activities
Net income	$445	$384
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	641	608
Deferred income taxes and investment tax credits	79	71
Other non‑cash operating activities and reconciling adjustments	(107)	(122)
Changes in assets and liabilities
Accounts receivable and accrued revenue	153	474
Inventories	158	236
Accounts payable and accrued rate refunds	(2)	(189)
Other current assets and liabilities	129	92
Other non‑current assets and liabilities	167	151
Net cash provided by operating activities	1,663	1,705
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,294)	(1,187)
Covert Generating Station acquisition	—	(810)
Proceeds from sale of ASP business	124	—
Cost to retire property and other investing activities	(76)	(82)
Net cash used in investing activities	(1,246)	(2,079)
Cash Flows from Financing Activities
Proceeds from issuance of debt	704	2,405
Retirement of debt	(433)	(1,465)
Decrease in notes payable	(93)	(20)
Issuance of common stock	279	7
Payment of dividends on common and preferred stock	(314)	(290)
Other financing costs	(19)	(39)
Net cash provided by financing activities	124	598
Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	541	224
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	248	182
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$789	$406
Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$259	$241

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2024	December 31 2023
Current Assets
Cash and cash equivalents	$699	$227
Restricted cash and cash equivalents	90	21
Accounts receivable and accrued revenue, less allowance of $23 in 2024 and $21 in 2023	817	933
Accounts receivable – related parties	8	11
Inventories at average cost
Gas in underground storage	419	587
Materials and supplies	280	267
Generating plant fuel stock	80	84
Deferred property taxes	309	426
Regulatory assets	183	203
Prepayments and other current assets	100	80
Total current assets	2,985	2,839
Plant, Property, and Equipment
Plant, property, and equipment, gross	33,680	33,135
Less accumulated depreciation and amortization	9,160	9,007
Plant, property, and equipment, net	24,520	24,128
Construction work in progress	1,357	944
Total plant, property, and equipment	25,877	25,072
Other Non‑current Assets
Regulatory assets	3,585	3,683
Accounts receivable	22	22
Investments	73	76
Postretirement benefits	1,550	1,468
Other	263	357
Total other non‑current assets	5,493	5,606
Total Assets	$34,355	$33,517

LIABILITIES AND EQUITY
In Millions
	June 30 2024	December 31 2023
Current Liabilities
Current portion of long-term debt and finance leases	$772	$980
Notes payable	—	93
Accounts payable	789	802
Accounts payable – related parties	7	7
Accrued rate refunds	50	54
Accrued interest	155	142
Accrued taxes	449	612
Regulatory liabilities	120	56
Other current liabilities	186	149
Total current liabilities	2,528	2,895
Non‑current Liabilities
Long-term debt	14,917	14,508
Non-current portion of finance leases	79	62
Regulatory liabilities	4,080	3,894
Postretirement benefits	103	106
Asset retirement obligations	769	771
Deferred investment tax credit	124	126
Deferred income taxes	2,785	2,615
Other non‑current liabilities	429	415
Total non‑current liabilities	23,286	22,497
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares in both periods; outstanding 298.7 shares in 2024 and 294.4 shares in 2023	3	3
Other paid-in capital	5,991	5,705
Accumulated other comprehensive loss	(45)	(46)
Retained earnings	1,830	1,658
Total common stockholders’ equity	7,779	7,320
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	8,003	7,544
Noncontrolling interests	538	581
Total equity	8,541	8,125
Total Liabilities and Equity	$34,355	$33,517
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2024	2023	2024	2023
Total Equity at Beginning of Period	$8,506	$7,652	$8,125	$7,595
Common Stock
At beginning and end of period	3	3	3	3
Other Paid-in Capital
At beginning of period	5,975	5,494	5,705	5,490
Common stock issued	16	12	297	23
Common stock repurchased	—	—	(11)	(7)
At end of period	5,991	5,506	5,991	5,506
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(45)	(51)	(46)	(52)
Net gain arising during the period	—	—	—	1
Amortization of net actuarial loss	—	1	1	1
Amortization of prior service credit	—	(1)	—	(1)
At end of period	(45)	(51)	(45)	(51)
Retained Earnings
At beginning of period	1,789	1,410	1,658	1,350
Net income attributable to CMS Energy	198	198	485	402
Dividends declared on common stock	(154)	(142)	(308)	(284)
Dividends declared on preferred stock	(3)	(3)	(5)	(5)
At end of period	1,830	1,463	1,830	1,463
Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning and end of period	224	224	224	224
Noncontrolling Interests
At beginning of period	560	572	581	580
Loss attributable to noncontrolling interests	(16)	(8)	(40)	(18)
Other changes in noncontrolling interests	(6)	(3)	(3)	(1)
At end of period	538	561	538	561
Total Equity at End of Period	$8,541	$7,706	$8,541	$7,706
Dividends declared per common share	$0.5150	$0.4875	$1.0300	$0.9750
Dividends declared per preferred stock Series C depositary share	$0.2625	$0.2625	$0.5250	$0.5250
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2024	2023	2024	2023
Operating Revenue	$1,533	$1,485	$3,630	$3,695
Operating Expenses
Fuel for electric generation	91	85	216	183
Purchased and interchange power	337	326	643	660
Purchased power – related parties	16	17	34	36
Cost of gas sold	66	83	416	629
Maintenance and other operating expenses	377	380	755	789
Depreciation and amortization	261	245	617	589
General taxes	99	94	251	233
Total operating expenses	1,247	1,230	2,932	3,119
Operating Income	286	255	698	576
Other Income (Expense)
Non-operating retirement benefits, net	38	42	79	85
Other income	26	15	43	27
Other expense	(5)	(1)	(7)	(5)
Total other income	59	56	115	107
Interest Charges
Interest on long-term debt	120	101	241	200
Interest expense – related parties	7	4	13	7
Other interest expense	3	6	5	6
Allowance for borrowed funds used during construction	(4)	(1)	(4)	(1)
Total interest charges	126	110	255	212
Income Before Income Taxes	219	201	558	471
Income Tax Expense	41	34	105	72
Net Income	178	167	453	399
Preferred Stock Dividends	1	1	1	1
Net Income Available to Common Stockholder	$177	$166	$452	$398
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2024	2023	2024	2023
Net Income	$178	$167	$453	$399
Other Comprehensive Income	—	—	—	—
Comprehensive Income	$178	$167	$453	$399
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Six Months Ended June 30	2024	2023
Cash Flows from Operating Activities
Net income	$453	$399
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	617	589
Deferred income taxes and investment tax credits	76	73
Other non‑cash operating activities and reconciling adjustments	(38)	(35)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	151	453
Inventories	158	236
Accounts payable and accrued rate refunds	5	(170)
Other current assets and liabilities	114	75
Other non-current assets and liabilities	155	139
Net cash provided by operating activities	1,691	1,759
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,228)	(1,081)
Covert Generating Station acquisition	—	(810)
Proceeds from sale of ASP business	124	—
Cost to retire property and other investing activities	(72)	(80)
Net cash used in investing activities	(1,176)	(1,971)
Cash Flows from Financing Activities
Proceeds from issuance of debt	599	1,520
Retirement of debt	(15)	(1,314)
Decrease in notes payable	(93)	(20)
Decrease in notes payable – related parties	—	(69)
Stockholder contribution	320	475
Return of stockholder contribution	(320)	—
Payment of dividends on common and preferred stock	(360)	(306)
Other financing costs	(6)	(18)
Net cash provided by financing activities	125	268
Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	640	56
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	56	60
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$696	$116
Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$255	$228
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	June 30 2024	December 31 2023
Current Assets
Cash and cash equivalents	$607	$35
Restricted cash and cash equivalents	89	21
Accounts receivable and accrued revenue, less allowance of $23 in 2024 and $21 in 2023	794	909
Accounts and notes receivable – related parties	9	11
Inventories at average cost
Gas in underground storage	419	587
Materials and supplies	269	257
Generating plant fuel stock	77	80
Deferred property taxes	309	426
Regulatory assets	183	203
Prepayments and other current assets	86	65
Total current assets	2,842	2,594
Plant, Property, and Equipment
Plant, property, and equipment, gross	32,224	31,723
Less accumulated depreciation and amortization	8,925	8,796
Plant, property, and equipment, net	23,299	22,927
Construction work in progress	1,232	845
Total plant, property, and equipment	24,531	23,772
Other Non-current Assets
Regulatory assets	3,585	3,683
Accounts receivable	28	28
Accounts and notes receivable – related parties	93	95
Postretirement benefits	1,443	1,367
Other	196	313
Total other non-current assets	5,345	5,486
Total Assets	$32,718	$31,852

LIABILITIES AND EQUITY
In Millions
	June 30 2024	December 31 2023
Current Liabilities
Current portion of long-term debt and finance leases	$772	$731
Notes payable	—	93
Accounts payable	758	764
Accounts payable – related parties	14	13
Accrued rate refunds	50	54
Accrued interest	128	110
Accrued taxes	438	614
Regulatory liabilities	120	56
Other current liabilities	155	128
Total current liabilities	2,435	2,563
Non-current Liabilities
Long-term debt	10,339	10,037
Long-term debt – related parties	663	424
Non-current portion of finance leases	37	39
Regulatory liabilities	4,080	3,894
Postretirement benefits	75	77
Asset retirement obligations	736	739
Deferred investment tax credit	124	126
Deferred income taxes	2,956	2,789
Other non-current liabilities	380	364
Total non-current liabilities	19,390	18,489
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	7,759	7,759
Accumulated other comprehensive loss	(15)	(15)
Retained earnings	2,271	2,178
Total common stockholder’s equity	10,856	10,763
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	10,893	10,800
Total Liabilities and Equity	$32,718	$31,852
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2024	2023	2024	2023
Total Equity at Beginning of Period	$10,810	$10,175	$10,800	$10,155
Common Stock
At beginning and end of period	841	841	841	841
Other Paid-in Capital
At beginning of period	7,759	7,359	7,759	7,284
Stockholder contribution	—	400	320	475
Return of stockholder contribution	—	—	(320)	—
At end of period	7,759	7,759	7,759	7,759
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning and end of period	(15)	(15)	(15)	(15)
Retained Earnings
At beginning of period	2,188	1,953	2,178	2,008
Net income	178	167	453	399
Dividends declared on common stock	(94)	(18)	(359)	(305)
Dividends declared on preferred stock	(1)	(1)	(1)	(1)
At end of period	2,271	2,101	2,271	2,101
Cumulative Preferred Stock
At beginning and end of period	37	37	37	37
Total Equity at End of Period	$10,893	$10,723	$10,893	$10,723
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
In March 2024, the MPSC issued an order authorizing an annual rate increase of $92 million, which is inclusive of a $9 million surcharge for the recovery of select distribution investments made in 2022 that exceeded the rates authorized in accordance with the December 2021 electric rate order. The approved rate increase is based on a 9.9‑percent authorized return on equity. The new rates became effective March 15, 2024.
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
In May 2024, the MPSC approved a settlement agreement resolving this matter. Under the settlement agreement, Consumers paid a $1 million penalty to the MPSC and committed to return a minimum of $3 million to customers. Independent of this agreement, Consumers has made a claim against the associated vendor, with any proceeds to be used to reimburse some or all of Consumers’ $3 million commitment and any excess to be returned to customers.
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
At June 30, 2024, CMS Energy had a recorded liability of $44 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $55 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2024 and in each of the next five years:

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates its liability for NREPA sites for which it can estimate a range of loss to be between $4 million and $5 million. At June 30, 2024, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates its share of the total liability for known CERCLA sites to be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At June 30, 2024, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
In May 2024, the EPA finalized a rule regulating CCR impoundments at power generation sites that became inactive prior to the effective date of a rule published in 2015 regulating CCRs under RCRA. The EPA established groundwater monitoring, corrective action, closure, and post-closure care requirements for CCR surface impoundments and landfills closed prior to the effective date of the 2015 CCR rule, including CCR landfills that were previously exempted from regulation but are now defined within a broader class of CCR units called CCR management units. In response to the new rule, Consumers recorded an immaterial increase to its existing asset retirement obligation and is performing a review of legacy impoundments located at company-owned power generation sites that ceased operation prior to the effective date of the 2015 CCR rule. If needed, Consumers will record an asset retirement obligation for legacy impoundments when a reasonable estimate of the fair value of the associated costs can be made; any resulting asset retirement obligation could be material. Consumers has historically been authorized to recover in electric rates costs related to coal ash disposal sites.

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
In May 2023, the MPSC approved Consumers’ and DTE Electric’s jointly-filed request for authority to defer as a regulatory asset the costs associated with repairing or replacing the defective work performed by TAES while the litigation with TAES and Toshiba moves forward. Although discovery in the litigation is ongoing, Consumers currently estimates that its share of repair, replacement, and other damages resulting from TAES’ defective work is approximately $350 million, which may be offset in part or entirely by any potential future litigation proceeds received from TAES or Toshiba. Consumers and DTE Electric will have the opportunity to seek appropriate recovery and ratemaking treatment for amounts recorded as a regulatory asset following resolution of the litigation, including any amounts not recovered from TAES or Toshiba, but cannot predict the financial impact or outcome of such proceedings.
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
In June 2024, the parties entered into a settlement agreement resolving this matter. The settlement agreement provides for Wolverine Power’s interest in J.H. Campbell 3 to end as of the date the unit permanently ceases to be used for electric operations. The court entered an order of dismissal with prejudice in June 2024.
Consumers Gas Utility Contingencies
Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. These sites include 23 former MGP facilities. Consumers operated the facilities on these sites for some part of their operating lives. For some of these sites, Consumers has no present ownership interest or may own only a portion of the original site.
At June 30, 2024, Consumers had a recorded liability of $61 million for its remaining obligations for these sites. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2024 and in each of the next five years:

In Millions
	2024	2025	2026	2027	2028	2029
Consumers
Remediation and other response activity costs	$1	$1	$7	$10	$25	$7
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At June 30, 2024, Consumers had a regulatory asset of $95 million related to the MGP sites.

Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at June 30, 2024:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from sale of membership interests in VIEs[1]	various	indefinite	$279	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	153	1
Guarantee[3]	2011	indefinite	30	—
Consumers
Guarantee[3]	2011	indefinite	$30	$—
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
3:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long-term debt issuances during the six months ended June 30, 2024:

	Principal (In Millions)	Interest Rate (%)	Issuance Date	Maturity Date
Consumers
First mortgage bonds	$600	4.600	January 2024	May 2029
Total Consumers	$600
Retirements: Presented in the following table is a summary of major long-term debt retirements during the six months ended June 30, 2024:

	Principal (In Millions)	Interest Rate (%)	Retirement Date	Maturity Date
CMS Energy, parent only
Senior notes	$250	3.875	January 2024	March 2024
CMS Energy, parent only	$250
CMS Energy’s Purchase of Consumers’ First Mortgage Bonds: During the six months ended June 30, 2024, CMS Energy purchased Consumers’ first mortgage bonds with a principal balance of $242 million in exchange for cash of $169 million. On a consolidated basis, CMS Energy’s repurchase of Consumers’ first mortgage bonds was accounted for as a debt extinguishment and resulted in a pre-tax gain of $48 million for the three months ended June 30, 2024 and a pre-tax gain of $70 million for the six months ended June 30, 2024, which were recorded in other income on its consolidated statements of income.
Credit Facilities: The following credit facilities with banks were available at June 30, 2024:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
December 14, 2027[1]	$550	$—	$29	$521
September 22, 2024	50	—	50	—
NorthStar Clean Energy, including subsidiaries
May 7, 2027[2]	$150	$105	$—	$45
September 25, 2025[3]	37	—	37	—
Consumers[4]
December 14, 2027	$1,100	$—	$27	$1,073
November 18, 2025	250	—	54	196
1There were no borrowings under this facility during the six months ended June 30, 2024.

2Obligations under this facility are secured by certain pledged equity interests in subsidiaries of NorthStar Clean Energy; under the terms of this facility, the interests may not be sold by NorthStar Clean Energy unless there is an agreed-upon substitution for the pledged equity interests. At June 30, 2024, the net book value of the pledged equity interests was $393 million. Also under the terms of this facility, NorthStar Clean Energy may be restricted from remitting cash dividends to CMS Energy in the event of default. Loans under this facility have an interest rate of one-month Term SOFR plus 1.750 percent less an adjustment of 0.050 percent for green credit advances. At June 30, 2024, the interest rate for the loan issued under this facility was 7.026 percent.
3This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding Aviator Wind Equity Holdings, see Note 11, Variable Interest Entities.
4Obligations under these facilities are secured by first mortgage bonds of Consumers. There were no borrowings under these facilities during the six months ended June 30, 2024.
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements. In May 2024, FERC granted Consumers the authority to issue securities between May 3, 2024 and May 2, 2026.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At June 30, 2024, there were no commercial paper notes outstanding under this program.
In December 2023, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million at an interest rate of the prior month’s average one‑month Term SOFR minus 0.100 percent. At June 30, 2024, there were no outstanding borrowings under the agreement.
Dividend Restrictions: At June 30, 2024, payment of dividends by CMS Energy on its common stock was limited to $7.8 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at June 30, 2024, Consumers had $2.2 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the six months ended June 30, 2024, Consumers paid $359 million in dividends on its common stock to CMS Energy.
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

In Millions
	CMS Energy, including Consumers		Consumers
	June 30 2024	December 31 2023	June 30 2024	December 31 2023
Assets[1]
Cash equivalents	$167	$18	$154	$—
Restricted cash equivalents	90	21	89	21
Nonqualified deferred compensation plan assets	32	30	23	22
Derivative instruments	5	2	5	2
Total assets	$294	$71	$271	$45
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$32	$30	$23	$22
Total liabilities	$32	$30	$23	$22
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

In Millions
	June 30, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$10	$10	$—	$—	$10	$11	$11	$—	$—	$11
Liabilities
Long-term debt[2]	15,684	14,098	1,073	11,067	1,958	15,483	14,305	1,103	11,186	2,016
Long-term payables[3]	11	11	—	—	11	11	11	—	—	11
Consumers
Assets
Long-term receivables[1]	$10	$10	$—	$—	$10	$11	$11	$—	$—	$11
Notes receivable – related party[4]	96	96	—	—	96	97	97	—	—	97
Liabilities
Long-term debt[5]	11,106	9,738	—	7,780	1,958	10,762	9,757	—	7,741	2,016
Long-term debt – related party	663	441	—	441	—	424	303	—	303	—
Long-term payables	4	4	—	—	4	5	5	—	—	5
1Includes current portion of long-term accounts receivable and notes receivable of $4 million at June 30, 2024 and $6 million at December 31, 2023.
2Includes current portion of long-term debt of $767 million at June 30, 2024 and $975 million at December 31, 2023.
3Includes current portion of long-term payables of $1 million at June 30, 2024.

4Includes current portion of notes receivable – related party of $7 million at June 30, 2024 and December 31, 2023.
5Includes current portion of long-term debt of $767 million at June 30, 2024 and $725 million at December 31, 2023.
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
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
June 30	2024	2023	2024	2023	2024	2023	2024	2023
CMS Energy, including Consumers
Net periodic credit
Service cost	$7	$8	$14	$15	$3	$3	$6	$6
Interest cost	26	26	52	53	11	11	22	22
Expected return on plan assets	(59)	(55)	(118)	(110)	(29)	(25)	(58)	(51)
Amortization of:
Net loss	3	3	6	6	1	3	2	6
Prior service cost (credit)	1	1	2	2	(8)	(11)	(16)	(21)
Settlement loss	2	3	5	5	—	—	—	—
Net periodic credit	$(20)	$(14)	$(39)	$(29)	$(22)	$(19)	$(44)	$(38)
Consumers
Net periodic credit
Service cost	$6	$7	$13	$14	$3	$3	$6	$6
Interest cost	25	26	49	51	10	10	20	21
Expected return on plan assets	(55)	(52)	(110)	(104)	(27)	(24)	(54)	(48)
Amortization of:
Net loss	2	2	5	5	1	3	2	6
Prior service cost (credit)	1	1	2	2	(8)	(10)	(15)	(20)
Settlement loss	2	3	5	5	—	—	—	—
Net periodic credit	$(19)	$(13)	$(36)	$(27)	$(21)	$(18)	$(41)	$(35)
In Consumers’ electric and gas rate cases, the MPSC approved a mechanism allowing Consumers to defer the future recovery or refund of pension and OPEB expenses above or below the amounts used to set existing rates. The regulatory deferral will be collected from or refunded to customers over ten years. At

June 30, 2024, CMS Energy, including Consumers, had deferred $9 million of pension credits and $4 million of OPEB credits under this mechanism related to 2024 expense.
7:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Six Months Ended June 30	2024	2023
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	5.3	2.6
Renewable energy tax credits	(5.7)	(5.2)
TCJA excess deferred taxes	(3.6)	(4.0)
Taxes attributable to noncontrolling interests	1.0	0.7
Other, net	0.2	0.4
Effective tax rate	18.2%	15.5%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	4.8	2.4
Renewable energy tax credits	(3.8)	(4.8)
TCJA excess deferred taxes	(3.2)	(3.6)
Other, net	—	0.3
Effective tax rate	18.8%	15.3%
1CMS Energy initiated a plan to divest immaterial business activities in a non‑Michigan jurisdiction and will no longer have a taxable presence within that jurisdiction. As a result of these actions, in the first quarter of 2023, CMS Energy reversed a $13 million non‑Michigan reserve, all of which was recognized at Consumers.
Transfer of Renewable Energy Tax Credits: Under the Inflation Reduction Act of 2022, renewable energy tax credits produced after 2022 are transferable to third parties. In April 2024, Consumers sold renewable energy tax credits generated in 2023 and received proceeds of $37 million. In June 2024, Consumers entered into an agreement to sell renewable energy tax credits generated in 2024 for $51 million, subject to adjustment for actual production. These sales are accounted for under ASC 740 with the discount from the sale of the tax credits included as a component of income tax expense. Renewable energy tax credits that have been generated and sold are presented as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets until proceeds from the sale are received. Proceeds from the sale of tax credits are presented as operating activities within the statements of cash flows, consistent with the presentation of cash taxes paid.

8:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2024	2023	2024	2023
Income available to common stockholders
Income from continuing operations	$182	$189	$445	$383
Less loss attributable to noncontrolling interests	(16)	(8)	(40)	(18)
Less preferred stock dividends	3	3	5	5
Income from continuing operations available to common stockholders – basic and diluted	$195	$194	$480	$396
Average common shares outstanding
Weighted-average shares – basic	297.9	290.9	297.2	290.8
Add dilutive nonvested stock awards	0.6	0.4	0.7	0.4
Weighted-average shares – diluted	298.5	291.3	297.9	291.2
Income from continuing operations per average common share available to common stockholders
Basic	$0.65	$0.67	$1.61	$1.36
Diluted	0.65	0.67	1.61	1.36
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
Forward Equity Sale Contracts
In January 2024, CMS Energy settled the remaining forward sale contracts issued under its previous equity offering program. These forward equity sale contracts were non‑participating securities. While the forward sale price in the forward equity sale contract was decreased on certain dates by certain predetermined amounts to reflect expected dividend payments, these price adjustments were set upon inception of the agreement and the forward contract did not give the owner the right to participate in undistributed earnings. Accordingly, the forward equity sale contracts were included in the computation of diluted EPS, but not in the computation of basic EPS. The forward equity sale contracts were anti-dilutive for the six months ended June 30, 2024. For further details on the forward equity sale contracts, see Note 3, Financings and Capitalization.

Convertible Securities
In May 2023, CMS Energy issued convertible senior notes. Potentially dilutive common shares issuable upon conversion of the convertible senior notes are determined using the if-converted method for calculating diluted EPS. Upon conversion, the convertible senior notes are required to be paid in cash with only amounts exceeding the principal permitted to be settled in shares. The convertible senior notes were anti-dilutive for the six months ended June 30, 2024.
9:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended June 30, 2024	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,221	$305	$—	$1,526
Other	—	—	50	50
Revenue recognized from contracts with customers	$1,221	$305	$50	$1,576
Leasing income	—	—	24	24
Financing income	2	2	—	4
Consumers alternative-revenue programs	3	—	—	3
Total operating revenue – CMS Energy	$1,226	$307	$74	$1,607
Consumers
Consumers utility revenue
Residential	$547	$206		$753
Commercial	433	64		497
Industrial	174	8		182
Other	67	27		94
Revenue recognized from contracts with customers	$1,221	$305		$1,526
Financing income	2	2		4
Alternative-revenue programs	3	—		3
Total operating revenue – Consumers	$1,226	$307		$1,533
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $13 million for the three months ended June 30, 2024.

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

In Millions
Six Months Ended June 30, 2024	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$2,350	$1,268	$—	$3,618
Other	—	—	102	102
Revenue recognized from contracts with customers	$2,350	$1,268	$102	$3,720
Leasing income	—	—	51	51
Financing income	4	4	—	8
Consumers alternative-revenue programs	4	—	—	4
Total operating revenue – CMS Energy	$2,358	$1,272	$153	$3,783
Consumers
Consumers utility revenue
Residential	$1,072	$871		$1,943
Commercial	793	271		1,064
Industrial	330	32		362
Other	155	94		249
Revenue recognized from contracts with customers	$2,350	$1,268		$3,618
Financing income	4	4		8
Alternative-revenue programs	4	—		4
Total operating revenue – Consumers	$2,358	$1,272		$3,630
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $29 million for the six months ended June 30, 2024.

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
In some instances, Consumers has specific fixed-term contracts with large commercial and industrial customers to provide electricity or gas at certain tariff rates or to provide gas transportation services at contracted rates. The amount of electricity and gas to be delivered under these contracts and the associated future revenue to be received are generally dependent on the customers’ needs. Accordingly, Consumers recognizes revenues at the tariff or contracted rate as electricity or gas is delivered to the customer. Consumers also has other miscellaneous contracts with customers related to pole and other property rentals and utility contract work. Generally, these contracts are short term or evergreen in nature.
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
CMS Energy and Consumers recorded uncollectible accounts expense of $7 million for the three months ended June 30, 2024 and $8 million for the three months ended June 30, 2023. CMS Energy and Consumers recorded uncollectible accounts expense of $17 million for each of the six months ended June 30, 2024 and 2023.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $446 million at June 30, 2024 and $494 million at December 31, 2023.
Alternative‑revenue Program: Under a demand response incentive mechanism, Consumers earns a financial incentive when it meets demand response targets set by the MPSC. Consumers recognizes revenue related to this program once demand response incentive objectives are complete, the incentive amount is calculable, and the incentive revenue will be collected within a 24‑month period.
Consumers also accounts for its financial compensation mechanism as an alternative-revenue program. Consumers recognizes revenue related to the financial compensation mechanism as payments are made on MPSC-approved PPAs.
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

Presented in the following tables is financial information by segment:

In Millions
	Three Months Ended		Six Months Ended
June 30	2024	2023	2024	2023
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,226	$1,128	$2,358	$2,219
Gas utility	307	357	1,272	1,476
NorthStar Clean Energy	74	70	153	144
Total operating revenue – CMS Energy	$1,607	$1,555	$3,783	$3,839
Consumers
Operating revenue
Electric utility	$1,226	$1,128	$2,358	$2,219
Gas utility	307	357	1,272	1,476
Total operating revenue – Consumers	$1,533	$1,485	$3,630	$3,695
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$170	$147	$267	$217
Gas utility	15	23	184	177
NorthStar Clean Energy	16	3	47	10
Other reconciling items	(6)	22	(18)	(7)
Total net income available to common stockholders – CMS Energy	$195	$195	$480	$397
Consumers
Net income (loss) available to common stockholder
Electric utility	$170	$147	$267	$217
Gas utility	15	23	184	177
Other reconciling items	(8)	(4)	1	4
Total net income available to common stockholder – Consumers	$177	$166	$452	$398

In Millions
	June 30, 2024	December 31, 2023
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$19,557	$19,302
Gas utility[1]	12,638	12,383
NorthStar Clean Energy	1,464	1,420
Other reconciling items	21	30
Total plant, property, and equipment, gross – CMS Energy	$33,680	$33,135
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$19,557	$19,302
Gas utility[1]	12,638	12,383
Other reconciling items	29	38
Total plant, property, and equipment, gross – Consumers	$32,224	$31,723
CMS Energy, including Consumers
Total assets
Electric utility[1]	$20,122	$19,358
Gas utility[1]	12,469	12,353
NorthStar Clean Energy	1,659	1,604
Other reconciling items	105	202
Total assets – CMS Energy	$34,355	$33,517
Consumers
Total assets
Electric utility[1]	$20,180	$19,417
Gas utility[1]	12,512	12,397
Other reconciling items	26	38
Total assets – Consumers	$32,718	$31,852
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

Consolidated VIE	NorthStar Clean Energy’s ownership interest	Description of VIE
Aviator Wind Equity Holdings	51‑percent ownership interest[1]	Holds a Class B membership interest in Aviator Wind
Aviator Wind	Class B membership interest[2]	Holding company of a 525‑MW wind generation project in Coke County, Texas
Newport Solar Holdings	Class B membership interest[2]	Holding company of a 180‑MW solar generation project in Jackson County, Arkansas
NWO Holdco	Class B membership interest[2]	Holding company of a 100‑MW wind generation project in Paulding County, Ohio
1The remaining 49‑percent interest is presented as noncontrolling interest on CMS Energy’s consolidated balance sheets.
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

Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
	June 30, 2024	December 31, 2023
Current
Cash and cash equivalents	$22	$28
Accounts receivable	4	3
Prepayments and other current assets	4	4
Non-current
Plant, property, and equipment, net	1,045	1,064
Other non-current assets	3	3
Total assets[1]	$1,078	$1,102
Current
Accounts payable	$8	$12
Non-current
Non-current portion of finance leases	23	23
Asset retirement obligations	33	32
Total liabilities	$64	$67
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
Consumers’ wholly-owned subsidiaries, Consumers 2014 Securitization Funding and Consumers 2023 Securitization Funding, are VIEs designed to collateralize Consumers’ securitization bonds. These entities are considered VIEs primarily because their equity capitalization is insufficient to support their operations. Consumers is the primary beneficiary of and consolidates these VIEs, as it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. The VIEs’ primary assets and liabilities comprise regulatory assets and long-term debt. The carrying value of the regulatory assets were $723 million at June 30, 2024 and $778 million at December 31, 2023. The securitization bonds outstanding under the VIEs were $773 million at June 30, 2024 and $787 million at December 31, 2023.
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
The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers. CMS Energy’s maximum risk exposure to these partnerships is generally limited to its investment in the partnerships, which is included in investments on its consolidated balance sheets in the amount of $69 million at June 30, 2024 and $74 million at December 31, 2023.
12:    Exit Activities
Retention Incentive Program: In accordance with its Clean Energy Plan, Consumers plans to retire the J.H. Campbell coal-fueled generating units in 2025. In order to ensure necessary staffing at J.H. Campbell through retirement, Consumers has implemented a retention incentive program. The aggregate cost of the J.H. Campbell program through 2025 is estimated to be $50 million. The MPSC has approved deferred accounting treatment for these costs; these expenses are deferred as a regulatory asset.
As of June 30, 2024, the cumulative cost incurred and deferred as a regulatory asset related to the J.H. Campbell retention incentive program was $38 million. The regulatory asset will be collected from customers over three years.
Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
Six Months Ended June 30	2024	2023	[1]
Retention benefit liability at beginning of period	$16	$21
Costs deferred as a regulatory asset[2]	3	10
Retention benefit liability at the end of the period[3]	$19	$31
1Includes amounts associated with a retention incentive program at the D.E. Karn coal-fueled generating units; this program concluded following the units’ retirement in June 2023.
2Includes less than $1 million for the three months ended June 30, 2024 and $5 million for the three months ended June 30, 2023.

3Includes current portion of other liabilities of $8 million at June 30, 2024 and $18 million at June 30, 2023.
Sale of ASP Business: In April 2024, Consumers sold its unregulated ASP business to a non-affiliated company. Consumers received proceeds of $124 million from the transaction, which resulted in a $110 million gain on the transaction; both of these amounts may be impacted by customary post-closing adjustments.
Prior to the sale closing, Consumers filed an application requesting the MPSC’s approval to share voluntarily with customers half of the gain, net of transaction costs, to be recognized on this sale. In Consumers’ 2023 gas rate case, it had proposed sharing the gain with customers over five years in the form of a surcharge credit. In July 2024, the MPSC approved a settlement in the gas rate case, under which Consumers agreed to utilize $27.5 million, or one-fourth, of the gain on the sale as an offset to the revenue deficiency in lieu of additional rate relief, with the remaining three-fourths of the gain, or $82.5 million, to be credited to customers as a bill credit over a three-year period. Accordingly, at June 30, 2024, Consumers recorded a regulatory liability of $110 million on its consolidated balance sheets.
In conjunction with the sale, Consumers executed a long-term services agreement, under which it will continue to provide certain services associated with the ASP business for a fee, including billing, collection, and call center services.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2024 to April 30, 2024	81	$59.98	—	—
May 1, 2024 to May 31, 2024	320	61.32	—	—
June 1, 2024 to June 30, 2024	—	—	—	—
Total	401	$61.05	—	—
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

Exhibits		Description
3.1[1]	—	Restated Articles of Incorporation of CMS Energy, effective June 1, 2004, and as amended from time to time
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase
104	—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
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

CMS ENERGY CORPORATION

Dated: July 25, 2024	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: July 25, 2024	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer