Form 10-Q
period 2024-09-30
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2024-10-31
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 14, 2024:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	298,784,865
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10‑Q to the Securities and Exchange Commission for the Period Ended September 30, 2024

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

•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, increased use of self-generation including distributed generation, energy waste reduction, or energy storage
•loss of customer demand for natural gas due to alternative technologies or fuels or electrification
•the ability of Consumers to meet increased renewable energy demand due to customers seeking to meet their own sustainability goals in a timely and cost-efficient manner
•the reputational or other impact on CMS Energy and Consumers of the failure to achieve or make timely progress on their greenhouse gas reduction goals related to reducing their impact on climate change
•adverse consequences of employee, director, or third‑party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the implementation of the Clean Energy Plan, including any action by a regulatory authority or other third party to prohibit, delay, or impair the implementation of the Clean Energy Plan
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material pricing, schedule delays, interconnection delays, availability of qualified construction personnel, permitting, acquisition of property rights, community opposition, environmental regulations, and government actions
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions

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
CMS Energy and Consumers continue to focus on opportunities to protect the environment and reduce their carbon footprint from owned generation. CMS Energy, including Consumers, has decreased its combined percentage of electric supply (self-generated and purchased) from coal by 25 percentage points since 2015. Additionally, as a result of actions already taken through 2023, Consumers has:
•reduced carbon dioxide emissions from owned generation by nearly 40 percent since 2005
•reduced methane emissions by more than 25 percent since 2012
•reduced the volume of water used to generate electricity by more than 50 percent since 2012
•reduced landfill waste disposal by more than 1.8 million tons since 1992
•enhanced, restored, or protected more than 8,800 acres of land since 2017

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
Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs and was most recently revised and approved by the MPSC in 2022 under Michigan’s integrated resource planning process. The Clean Energy Plan outlines Consumers’ long-term strategy for delivering clean, reliable, resilient, and affordable energy to its customers. This strategy includes:
•ending the use of coal in owned generation in 2025, 15 years sooner than initially planned
•purchasing the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity, allowing Consumers to continue to provide controllable sources of electricity to customers; this purchase was completed in May 2023
•soliciting up to 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025
•expanding its investment in renewable energy, adding nearly 8,000 MW of solar generation by 2040
Under the Clean Energy Plan, and as enhanced by the 2023 Energy Law, Consumers earns a return equal to its pre-tax weighted-average cost of capital on permanent capital structure on payments made under new competitively bid PPAs with non‑affiliated entities approved by the MPSC.

Presented in the following illustration is Consumers’ 2021 capacity portfolio and its future capacity portfolio under its Clean Energy Plan, which does not yet incorporate the requirements of the 2023 Energy Law. This illustration includes the effects of purchased capacity and customer programs and uses the nameplate capacity for all energy sources:

14%
12%
11%
26%
18%
8%
11%
30%
13%
9%
7%
31%
10%
43%
14%
9%
6%
19%
9%
50%
15%
11%
3%
21%
61%
15%
11%
3%
10%
2021
2025
2030
2035
2040
Renewable energy¹
Customer programs²
Energy storage
One-time solicitation³
Natural gas
Coal
Nuclear
Oil/gas

1Does not include RECs.
2Includes energy waste reduction, demand response, and conservation voltage reduction programs.
3These amounts and fuel sources will vary and are dependent on a one‑time competitive solicitation to acquire up to 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025.
In addition to Consumers’ plan to eliminate its use of coal in owned generation in 2025, CMS Energy and Consumers have set the net‑zero emissions goals discussed below.
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
For the nine months ended September 30, 2024, CMS Energy’s net income available to common stockholders was $731 million, and diluted EPS were $2.45. This compares with net income available to common stockholders of $571 million and diluted EPS of $1.96 for the nine months ended September 30, 2023. In 2024, electric and gas rate increases and higher earnings at NorthStar Clean Energy were offset partially by higher interest charges and increased depreciation and property taxes, reflecting higher capital spending. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Over the next five years, Consumers expects weather-normalized electric deliveries to increase and weather-normalized gas deliveries to remain stable relative to 2023. This outlook reflects modest growth in electric and gas demand, offset partially by the effects of energy waste reduction programs.

Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to achieving world class performance while delivering hometown service and positively impacting the triple bottom line of people, planet, and profit. During the first nine months of 2024, CMS Energy and Consumers:
•created a Clean Energy Workforce Development Program for people employed in the building trades to receive training and certifications in the areas of advanced energy efficiency, lead abatement, and other work
•buried power lines in multiple Michigan communities under a targeted undergrounding pilot program in efforts to improve electric service for Consumers’electric customers
•announced plans to install nearly 3,000 line sensors, 100 automatic transfer reclosers, and 1,200 iron utility poles to improve electric reliability and help prevent power outages
•expanded Consumers’ MI Clean Air program to include several renewable natural gas projects being developed across Michigan, increasing options for customers to offset emissions associated with their natural gas use
•collaborated with the Muskegon County Resource Recovery Center to develop a 250-MW solar energy center, Consumers’ first large-scale, self-developed solar project, that is expected to power 40,000 homes by 2026
•updated Consumers’ Transportation Electrification Plan, aiming to power over 1,500 new fast charging locations and serve one million electric vehicles in Michigan by 2030
•launched a new workplace electric vehicle charging program, offering rebates to businesses that install chargers, with a goal of equipping over 500 workplaces by 2030
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
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
2024 Electric Rate Case: In May 2024, Consumers filed an application with the MPSC seeking a rate increase of $325 million, made up of two components. First, Consumers requested a $303 million annual rate increase, based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending February 28, 2026. The filing requested authority to recover costs related to new infrastructure investment primarily in distribution system reliability and cleaner energy resources. Second, Consumers requested approval of a $22 million surcharge for the recovery of distribution investments made in 2023 that exceeded the rates authorized in accordance with previous electric rate orders. In October 2024, Consumers revised its requested increase to $277 million.
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
2023 Gas Rate Case: In December 2023, Consumers filed an application with the MPSC seeking an annual rate increase of $136 million based on a 10.25‑percent authorized return on equity for the projected test year comprising the 12‑month period ending September 30, 2025. In May 2024, Consumers revised its requested increase to $113 million. In July 2024, the MPSC approved a settlement agreement authorizing an annual rate increase of $35 million, based on a 9.9‑percent authorized return on equity. Additionally, the settlement approves the use of $27.5 million, or one-fourth, of the gain on the sale of Consumers’ unregulated ASP business as an offset to the revenue deficiency in lieu of additional rate relief during the test year. This results in effective rate relief of $62.5 million for the test year. The settlement agreement also provides for the remaining three-fourths of the $110 million gain on the sale of the ASP business, or $82.5 million, to be provided to customers as a bill credit over a three-year period. The new rates, including the bill credit, became effective October 1, 2024.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Nine Months Ended
September 30	2024	2023	Change	2024	2023	Change
Net Income Available to Common Stockholders	$251	$174	$77	$731	$571	$160
Basic Earnings Per Average Common Share	$0.84	$0.60	$0.24	$2.45	$1.96	$0.49
Diluted Earnings Per Average Common Share	$0.84	$0.60	$0.24	$2.45	$1.96	$0.49

In Millions
	Three Months Ended			Nine Months Ended
September 30	2024	2023	Change	2024	2023	Change
Electric utility	$273	$187	$86	$540	$404	$136
Gas utility	11	4	7	195	181	14
NorthStar Clean Energy	6	16	(10)	53	26	27
Corporate interest and other	(39)	(33)	(6)	(57)	(40)	(17)
Net Income Available to Common Stockholders	$251	$174	$77	$731	$571	$160

Amounts in the following tables are presented pre-tax, with the exception of income tax changes.
Presented in the following table is a summary of changes to net income available to common stockholders for the three and nine months ended September 30, 2024 versus 2023:

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2023		$174		$571
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$30		$61
Gas sales	(17)		(74)
Electric rate increase	57		160
Gas rate increase	10		66
Absence of 2023 voluntary separation program expenses	5		33
Lower service restoration costs	30		22
Lower other maintenance and operating expenses	5		20
Higher other income, net of expenses	6		14
Higher interest charges	(16)		(59)
Higher depreciation and amortization	(11)		(39)
Higher income tax expense	—		(30)
Higher property taxes, reflecting higher capital spending, and other	(6)		(24)
		$93		$150
NorthStar Clean Energy		(10)		27
Corporate interest and other		(6)		(17)
September 30, 2024		$251		$731

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three and nine months ended September 30, 2024 versus 2023:

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2023		$187		$404
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$57		$160
Higher revenue due primarily to favorable weather	27		59
Higher energy waste reduction program revenues	10		1
Higher other revenues	3		2
		$97		$222
Maintenance and other operating expenses
Lower service restoration costs	30		22
Absence of 2023 voluntary separation program expenses	3		20
Higher energy waste reduction program costs	(10)		(1)
Higher other maintenance and operating expenses	(7)		(3)
		16		38
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(14)		(53)
General taxes
Higher property taxes, reflecting higher capital spending, and other		(5)		(15)
Other income, net of expenses		2		3
Interest charges		(8)		(33)
Income taxes
Higher electric utility pre-tax earnings	(21)		(39)
Higher renewable energy tax credits[2]	8		11
Higher deferred tax liability reversals[2]	11		2
		(2)		(26)
September 30, 2024		$273		$540
1For the three months ended September 30, deliveries to end-use customers were 10.1 billion kWh in 2024 and 9.8 billion kWh in 2023. For the nine months ended September 30, deliveries to end-use customers were 28.0 billion kWh in 2024 and 27.5 billion kWh in 2023.
2See Note 7, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three and nine months ended September 30, 2024 versus 2023:

In Millions
	Three Months Ended		Nine Months Ended
September 30, 2023		$4			$181
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$10			$66
Lower revenue due primarily to unfavorable weather	(1)			(44)
Lower ASP business revenue[2]	(16)		-4	(30)
Lower energy waste reduction program revenues	(14)			(4)
		$(21)			$(12)
Maintenance and other operating expenses
Lower ASP business expense[2]	11			26
Absence of 2023 voluntary separation program expenses	2			13
Lower energy waste reduction program costs	14			4
Lower (higher) maintenance and other operating expenses	1			(3)
		28			40
Depreciation and amortization
Lower depreciation rates, offset partially by higher capital spending		3			14
General taxes
Higher property taxes, reflecting higher capital spending and other		(1)			(9)
Other income, net of expenses		4			11
Interest charges		(8)			(26)
Income taxes
Higher gas utility pre-tax earnings	(2)			(5)
Higher deferred tax liability reversals[3]	5			1
Higher other income taxes	(1)			—
		2			(4)
September 30, 2024		$11			$195
1For the three months ended September 30, deliveries to end-use customers were 28 Bcf in 2024 and 30 Bcf in 2023. For the nine months ended September 30, deliveries to end-use customers were 186 Bcf in 2024 and 198 Bcf in 2023.
2See Note 12, Exit Activities
3See Note 7, Income Taxes.

NorthStar Clean Energy Results of Operations
Presented in the following table are the detailed changes to NorthStar Clean Energy’s net income available to common stockholders for the three and nine months ended September 30, 2024 versus 2023:

In Millions
	Three Months Ended	Nine Months Ended
September 30, 2023	$16	$26
Reason for the change
Earnings from renewable projects	$(1)	$23
Higher operating earnings, primarily at DIG	—	15
Higher interest charges and other expenses	(6)	(6)
Lower renewable energy tax credits	(3)	(5)
September 30, 2024	$6	$53
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed changes to corporate interest and other results for the three and nine months ended September 30, 2024 versus 2023:

In Millions
	Three Months Ended	Nine Months Ended
September 30, 2023	$(33)	$(40)
Reasons for the change
Higher (lower) gain on extinguishment of debt[1]	$3	$(11)
Higher income tax expense due to higher pre-tax earnings	(11)	(8)
Other	2	2
September 30, 2024	$(39)	$(57)
1See Note 3, Financings and Capitalization.

Cash Position, Investing, and Financing
At September 30, 2024, CMS Energy had $467 million of consolidated cash and cash equivalents, which included $55 million of restricted cash and cash equivalents. At September 30, 2024, Consumers had $403 million of consolidated cash and cash equivalents, which included $54 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the nine months ended September 30, 2024 versus 2023:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2023	$1,904
Reasons for the change
Higher net income	$135
Non‑cash transactions[1]	70
Unfavorable impact of changes in core working capital,[2] due primarily to lower collections and lower prices on gas sold to customers	(186)
Favorable impact of changes in other assets and liabilities	44
Nine Months Ended September 30, 2024	$1,967
Consumers
Nine Months Ended September 30, 2023	$1,966
Reasons for the change
Higher net income	$149
Non‑cash transactions[1]	15
Unfavorable impact of changes in core working capital,[2] due primarily to lower collections and lower prices on gas sold to customers	(165)
Favorable impact of changes in other assets and liabilities	49
Nine Months Ended September 30, 2024	$2,014
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, and other non‑cash operating activities and reconciling adjustments.
2Core working capital comprises accounts receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the nine months ended September 30, 2024 versus 2023:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2023	$(2,737)
Reasons for the change
Higher capital expenditures	$(301)
Absence of 2023 purchase of Covert Generating Station	812
Proceeds from sale of ASP business[1]	124
Other investing activities	1
Nine Months Ended September 30, 2024	$(2,101)
Consumers
Nine Months Ended September 30, 2023	$(2,592)
Reasons for the change
Higher capital expenditures	$(341)
Absence of 2023 purchase of Covert Generating Station	812
Proceeds from sale of ASP business[1]	124
Other investing activities	3
Nine Months Ended September 30, 2024	$(1,994)
1Note 12, Exit Activities.

Financing Activities
Presented in the following table are specific components of net cash provided by financing activities for the nine months ended September 30, 2024 versus 2023:

In Millions
CMS Energy, including Consumers
Nine Months Ended September 30, 2023	$835
Reasons for the change
Lower debt issuances	$(1,458)
Lower debt retirements	1,057
Higher repayments of notes payable	(320)
Higher issuances of common stock, primarily the settlement of forward sale contracts under the equity offering program[1]	273
Higher payments of dividends on common stock	(35)
Absence of 2023 proceeds from sales of membership interests in VIEs to tax equity investors	(17)
Other financing activities, primarily lower debt issuance costs	18
Nine Months Ended September 30, 2024	$353
Consumers
Nine Months Ended September 30, 2023	$600
Reasons for the change
Lower debt issuances	$(723)
Lower debt retirements	1,317
Higher repayments of notes payable	(320)
Lower stockholder contribution from CMS Energy	(155)
Return of stockholder contribution to CMS Energy	(320)
Higher payments of dividends on common stock	(83)
Other financing activities	11
Nine Months Ended September 30, 2024	$327
1Note 3, Financings and Capitalization—Issuance of Common Stock.

Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Dividend Restrictions. During the nine months ended September 30, 2024, Consumers paid $544 million in dividends on its common stock to CMS Energy.
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
CMS Energy, NorthStar Clean Energy, and Consumers use revolving credit facilities for general working capital purposes and to issue letters of credit. In May 2024, NorthStar Clean Energy entered into a secured revolving credit agreement which provides for up to $150 million in borrowings. At September 30, 2024, CMS Energy had $520 million of its revolving credit facility available and Consumers had $1.3 billion available under its revolving credit facilities.
In September 2024, CMS Energy entered into a delayed-draw $400 million unsecured term loan credit facility. The term loan matures in September 2025. CMS Energy has until December 2024 to draw funds under the facility. At September 30, 2024, CMS Energy had not drawn on this facility. In October 2024, CMS Energy borrowed $175 million under the term loan credit facility.
An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by

Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2024, there were no commercial paper notes outstanding under this program.
For additional details about these programs and facilities, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.
Certain of CMS Energy’s, NorthStar Clean Energy’s, and Consumers’ credit agreements contain covenants that require each entity to maintain certain financial ratios, as defined therein. At September 30, 2024, no default had occurred with respect to any of the financial covenants contained in these credit agreements. Each of the entities was in compliance with the covenants contained in their respective credit agreements as of September 30, 2024, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to capital[1]	< 0.70 to 1.0	0.57 to 1.0
NorthStar Clean Energy, including subsidiaries
Debt to capital[2]	< 0.50 to 1.0	0.16 to 1.0
Debt service coverage[2]	> 2.00 to 1.0	8.74 to 1.0
Pledged equity interests to aggregate commitment[2,3]	> 2.00 to 1.0	2.64 to 1.0
Consumers
Debt to capital[4]	< 0.65 to 1.0	0.51 to 1.0
1Applies to CMS Energy’s revolving credit agreement, letter of credit reimbursement agreement, and term loan.
2Applies to NorthStar Clean Energy’s revolving credit agreement.
3The aggregate book value of the pledged equity interests under the revolving credit agreement was at least two-times the aggregate commitment under the revolving credit agreement at September 30, 2024.
4Applies to Consumers’ revolving credit agreements.
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
The Clean Energy Plan was most recently revised and approved by the MPSC in 2022. Under this plan, Consumers will eliminate the use of coal in owned generation in 2025 and expects to meet 90 percent of its customers’ needs with clean energy sources by 2040. Specifically, the Clean Energy Plan provides for:
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
Under the Clean Energy Plan, Consumers:
•purchased the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity in Van Buren County, Michigan in May 2023
•conducted a one‑time competitive solicitation for up to 700 MW of capacity through PPAs from sources able to deliver to Michigan’s Lower Peninsula beginning in 2025 (including up to 500 MW from dispatchable sources)
These actions are expected to help Consumers continue to provide controllable sources of electricity to customers while expanding its investment in renewable energy. The Clean Energy Plan forecasts renewable energy capacity levels of 30 percent in 2025, 43 percent in 2030, and 61 percent in 2040, including the addition of nearly 8,000 MW of solar generation. Additionally, the Clean Energy Plan forecasts deployment of battery storage beginning in 2024, with 75 MW of energy storage expected by 2027 and an additional 475 MW by 2040. The 2023 Energy Law, enacted in November 2023, set more ambitious standards for renewable energy and energy storage. Consumers is required to file updates to its amended renewable energy plan in November 2024 and its Clean Energy Plan before or in 2027. Together, these updated plans will outline a path to meeting these accelerated timelines.
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

2500
2000
1500
1000
500
0
Capacity (MW)
2024
Actual
2025
2026
2027 and beyond
PPA
Owned

Consumers continues to evaluate the acquisition of additional capacity from intermittent resources and dispatchable, non‑intermittent clean capacity resources (including battery storage resources). Any resulting contracts are subject to MPSC approval.
Renewable Energy Plan: The 2023 Energy Law raises the renewable energy standard from the present 15‑percent requirement to 50 percent by 2030 and 60 percent by 2035. Consumers is required to file updates to its amended renewable energy plan in November 2024; this plan will outline a path to meeting the higher renewable energy standards.
In order to comply with the present 15-percent renewable energy requirement, Consumers is required to submit RECs, which represent proof that the associated electricity was generated from a renewable energy resource, in an amount equal to at least the required percentage of Consumers’ electric sales volume each year. Under its renewable energy plan, Consumers has met and expects to continue to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.
The MPSC approved the acquisition of up to 525 MW of new wind generation projects and authorized Consumers to earn a 10.7‑percent return on equity on projects constructed to meet the present 15‑percent renewable energy standard. Specifically, the MPSC approved the following:
•purchase and construction of a 150‑MW wind generation project in Gratiot County, Michigan; the project became operational and Consumers took full ownership in 2020
•purchase of a 166‑MW wind generation project in Hillsdale, Michigan; the project became operational and Consumers took full ownership in 2021

•purchase of a 201‑MW wind generation project in Gratiot County, Michigan; the project became operational and Consumers took full ownership of the project in December 2023
The MPSC also approved the execution of a 20‑year PPA under which Consumers will purchase 100 MW of renewable capacity, energy, and RECs from a 149‑MW solar generating facility in Calhoun County, Michigan; the facility became operational in October 2024.
Renewable Energy Program: Consumers provides service under a program that provides full-service electric customers with the opportunity to advance the development of renewable energy beyond the present 15‑percent requirement. In August 2024, the MPSC approved Consumers’ application to amend its renewable energy plan. This approval removed the 1,000‑MW limit on new wind and solar generation, enabling Consumers to meet growing customer demand for the program. Consumers competitively solicits additional renewable energy assets based on customer applications.
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
Over the next five years, Consumers expects weather-normalized electric deliveries to increase compared to 2023. This outlook reflects modest growth in electric demand, offset partially by the effects of energy waste reduction programs. Actual delivery levels will depend on:
•energy conservation measures and results of energy waste reduction programs
•weather fluctuations
•Michigan’s economic conditions, including utilization, expansion, or contraction of large commercial and industrial facilities, economic development, population trends, electric vehicle adoption, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At September 30, 2024, electric deliveries under the ROA program were at the ten‑percent limit. Fewer than 300 of Consumers’ electric customers purchased electric generation service under the ROA program.
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
Additionally, as directed by the MPSC, the MPSC Staff engaged a third‑party auditor to review all equipment and operations of the two utilities’ distribution systems. In September 2024, the MPSC Staff released the third-party auditor’s final report on its audit of Consumers’ distribution system. The report included several recommendations to improve Consumers’ distribution system and associated processes and procedures. Consumers is required to file a response to the audit report in November 2024. Consumers is committed to working with the MPSC to continue improving electric reliability and safety in Michigan.
2024 Electric Rate Case: In May 2024, Consumers filed an application with the MPSC seeking a rate increase of $325 million, made up of two components. First, Consumers requested a $303 million annual rate increase, based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending February 28, 2026. The filing requested authority to recover costs related to new infrastructure investment primarily in distribution system reliability and cleaner energy resources. Second, Consumers requested approval of a $22 million surcharge for the recovery of distribution investments made in 2023 that exceeded the rates authorized in accordance with previous electric rate orders.

In October 2024, Consumers revised its requested increase to $277 million, primarily to reflect the removal of projected capital investments associated with certain solar facilities that Consumers plans to incorporate into its amended renewable energy plan. Presented in the following table are the components of the revised requested increase in revenue:

In Millions
Projected 12-Month Period Ending February 28	2026
Components of the requested rate increase
Investment in rate base	$144
Operating and maintenance costs	10
Sales and other revenue	41
Cost of capital	60
Subtotal	$255
Surcharge	22
Total	$277
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
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In June 2023, the EPA published the Good Neighbor Plan, a revision to CSAPR. This regulation tightens allowance budgets for electric generating units in Michigan between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. In June 2024, the U.S. Supreme Court stayed the Good Neighbor Plan pending judicial review and, as a result, the allowance requirements for Michigan are expected to revert back to the prior effective CSAPR rule. Regardless of the outcome of this litigation and which version of the rule applies, Consumers expects this regulation will have minimal financial and operational impact in the near and/or long term.

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
In April 2024, the EPA finalized its rule under Section 111 of the Clean Air Act to address greenhouse gas emissions from new combustion turbine electric generating units and existing coal-, gas-, and oil-fueled steam electric generating units. Notably, these rules do not address existing combustion turbine electric generating units, though the EPA has announced that it will release a draft rule for these types of units at a later time. Under its Clean Energy Plan, Consumers will eliminate the use of coal in owned generation in 2025 and does not expect this rule will have a significant impact on its gas- and oil-fueled steam electric generating assets or its Clean Energy Plan. Future EPA regulations addressing greenhouse gas emissions from existing combustion turbine electric generating units may apply to Consumers’ gas-fueled combustion turbine facilities and may have a material financial and operational impact. Consumers will continue to follow the EPA rules that address greenhouse gas emissions and will continue to evaluate potential impacts to its operations.
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
In May 2024, the EPA finalized a rule regulating legacy CCR surface impoundments and CCR management units in response to litigation that exempted inactive impoundments at inactive facilities from the 2015 CCR rule. The new rule adopts minimum standards for impoundments at electric power generation facilities that became inactive before the 2015 CCR rule’s effective date. Owners and operators must first assess if an inactive facility contains a legacy surface impoundment before proceeding with the compliance schedule for each of the new requirements. Additionally, the EPA established groundwater monitoring, corrective action, closure, and post-closure care requirements for CCR surface impoundments and landfills closed prior to the effective date of the 2015 CCR rule, including CCR landfills that were previously exempted from regulation but are now defined within a broader class of CCR units called CCR management units. Owners are required to identify and assess active facilities and any inactive facilities with at least one legacy impoundment to determine an appropriate course of action (closure, groundwater treatment, etc.) and perform compliance requirements set forth in the compliance schedules under the rules.

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
The EPA regulates cooling water intake systems of existing electric generating plants under Section 316(b) of the Clean Water Act. The rules seek to reduce alleged harmful impacts on aquatic organisms, such as fish. In 2018, Consumers submitted to EGLE studies and recommended plans to comply with Section 316(b) for its coal-fueled units but has not yet received final approval.
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
2023 Gas Rate Case: In December 2023, Consumers filed an application with the MPSC seeking an annual rate increase of $136 million based on a 10.25‑percent authorized return on equity for the projected test year comprising the 12‑month period ending September 30, 2025. In May 2024, Consumers revised its requested increase to $113 million. The filing requested authority to recover new infrastructure investment and related costs that are expected to allow Consumers to continue to provide safe, reliable, affordable, and increasingly cleaner natural gas service.
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

The settlement agreement also provides for the remaining three-fourths of the $110 million gain on the sale of the ASP business, or $82.5 million, to be provided to customers as a bill credit over a three-year period. The new rates, including the bill credit, became effective October 1, 2024. The settlement also authorizes the continuation of the cost deferral mechanism allowing Consumers to defer for future recovery or refund pension and OPEB expense above or below the amounts used to set rates. For additional details on Consumers’ sale of its ASP business, see Note 12, Exit Activities.
Gas Pipeline and Storage Integrity and Safety: The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration has published various rules that expand federal safety standards for gas transmission pipelines and underground storage facilities. Initial expanded requirements for transmission pipelines took effect in 2020, with additional requirements released in 2023. There are also proposed rules expanding requirements for gas distribution systems and leak detection and repair. To comply with these rules, Consumers will incur increased capital and operating and maintenance costs to install and remediate pipelines and to expand inspections, maintenance, and monitoring of its existing pipelines and storage facilities.
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
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In June 2023, the EPA published the Good Neighbor Plan, a revision to CSAPR. This regulation tightens allowance budgets for electric generating units in Michigan between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. In June 2024, the U.S. Supreme Court stayed the Good Neighbor Plan pending judicial review and, as a result, the allowance requirements for Michigan are expected to revert back to the prior effective CSAPR rule. Under the June 2023 revision, NorthStar Clean Energy would incur increased costs to purchase allowances or retrofit equipment.

For additional details regarding the ozone or fine particulate matter NAAQS or CSAPR, including the Good Neighbor Plan, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
In April 2024, the EPA finalized its rule under Section 111 of the Clean Air Act to address greenhouse gas emissions from new combustion turbine electric generating units and existing coal-, gas-, and oil-fueled steam electric generating units. Notably, these rules do not address existing combustion turbine electric generating units, though the EPA has announced that it will release a draft rule for these types of units at a later time. Due to the anticipated replacement of coal as a fuel at its one remaining coal-fueled steam electric generating facility, these regulations will not apply to NorthStar Clean Energy’s facilities. Future EPA regulations addressing greenhouse gas emissions from existing combustion turbine electric generating units may apply to NorthStar Clean Energy’s gas-fueled combustion turbine facilities and may have a material financial and operational impact. NorthStar Clean Energy will continue to follow the EPA rules that address greenhouse gas emissions and will continue to evaluate potential impacts to its operations.
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

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2024	2023	2024	2023
Operating Revenue	$1,743	$1,673	$5,526	$5,512
Operating Expenses
Fuel for electric generation	179	162	449	409
Purchased and interchange power	362	377	1,025	1,060
Purchased power – related parties	19	21	53	57
Cost of gas sold	32	42	449	673
Maintenance and other operating expenses	412	447	1,218	1,284
Depreciation and amortization	273	262	914	870
General taxes	99	91	356	330
Total operating expenses	1,376	1,402	4,464	4,683
Operating Income	367	271	1,062	829
Other Income (Expense)
Non-operating retirement benefits, net	42	45	127	135
Other income	46	34	167	152
Other expense	(4)	(2)	(11)	(8)
Total other income	84	77	283	279
Interest Charges
Interest on long-term debt	176	158	519	454
Interest expense – related parties	3	3	9	9
Other interest expense	4	4	11	10
Allowance for borrowed funds used during construction	(5)	(1)	(11)	(2)
Total interest charges	178	164	528	471
Income Before Income Taxes	273	184	817	637
Income Tax Expense	26	11	125	81
Income From Continuing Operations	247	173	692	556
Income From Discontinued Operations, Net of Tax of $— for all periods	—	—	—	1
Net Income	247	173	692	557
Loss Attributable to Noncontrolling Interests	(6)	(3)	(46)	(21)
Net Income Attributable to CMS Energy	253	176	738	578
Preferred Stock Dividends	2	2	7	7
Net Income Available to Common Stockholders	$251	$174	$731	$571

Basic Earnings Per Average Common Share	$0.84	$0.60	$2.45	$1.96
Diluted Earnings Per Average Common Share	$0.84	$0.60	$2.45	$1.96
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2024	2023	2024	2023
Net Income	$247	$173	$692	$557
Retirement Benefits Liability
Net gain arising during the period, net of tax of $— for all periods	—	—	—	1
Amortization of net actuarial loss, net of tax of $1 for all periods	—	—	1	1
Amortization of prior service credit, net of tax of $— for all periods	—	—	—	(1)
Other Comprehensive Income	—	—	1	1
Comprehensive Income	247	173	693	558
Comprehensive Loss Attributable to Noncontrolling Interests	(6)	(3)	(46)	(21)
Comprehensive Income Attributable to CMS Energy	$253	$176	$739	$579
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2024	2023
Cash Flows from Operating Activities
Net income	$692	$557
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	914	870
Deferred income taxes and investment tax credits	103	96
Other non‑cash operating activities and reconciling adjustments	(152)	(171)
Changes in assets and liabilities
Accounts receivable and accrued revenue	185	497
Inventories	51	63
Accounts payable and accrued rate refunds	15	(123)
Other current assets and liabilities	(3)	(56)
Other non‑current assets and liabilities	162	171
Net cash provided by operating activities	1,967	1,904
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(2,100)	(1,799)
Covert Generating Station acquisition	—	(812)
Proceeds from sale of ASP business	124	—
Cost to retire property and other investing activities	(125)	(126)
Net cash used in investing activities	(2,101)	(2,737)
Cash Flows from Financing Activities
Proceeds from issuance of debt	1,447	2,905
Retirement of debt	(789)	(1,846)
Increase (decrease) in notes payable	(93)	227
Issuance of common stock	283	10
Payment of dividends on common and preferred stock	(470)	(435)
Proceeds from the sale of membership interest in VIE to tax equity investor	—	17
Other financing costs	(25)	(43)
Net cash provided by financing activities	353	835
Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	219	2
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	248	182
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$467	$184
Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$387	$268

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2024	December 31 2023
Current Assets
Cash and cash equivalents	$412	$227
Restricted cash and cash equivalents	55	21
Accounts receivable and accrued revenue, less allowance of $22 in 2024 and $21 in 2023	794	933
Accounts receivable – related parties	9	11
Inventories at average cost
Gas in underground storage	536	587
Materials and supplies	294	267
Generating plant fuel stock	54	84
Deferred property taxes	277	426
Regulatory assets	180	203
Prepayments and other current assets	92	80
Total current assets	2,703	2,839
Plant, Property, and Equipment
Plant, property, and equipment, gross	34,156	33,135
Less accumulated depreciation and amortization	9,312	9,007
Plant, property, and equipment, net	24,844	24,128
Construction work in progress	1,827	944
Total plant, property, and equipment	26,671	25,072
Other Non‑current Assets
Regulatory assets	3,560	3,683
Accounts receivable	20	22
Investments	74	76
Postretirement benefits	1,591	1,468
Other	198	357
Total other non‑current assets	5,443	5,606
Total Assets	$34,817	$33,517

LIABILITIES AND EQUITY
In Millions
	September 30 2024	December 31 2023
Current Liabilities
Current portion of long-term debt and finance leases	$507	$980
Notes payable	—	93
Accounts payable	947	802
Accounts payable – related parties	7	7
Accrued rate refunds	53	54
Accrued interest	161	142
Accrued taxes	183	612
Regulatory liabilities	120	56
Other current liabilities	213	149
Total current liabilities	2,191	2,895
Non‑current Liabilities
Long-term debt	15,548	14,508
Non-current portion of finance leases	112	62
Regulatory liabilities	4,075	3,894
Postretirement benefits	102	106
Asset retirement obligations	761	771
Deferred investment tax credit	123	126
Deferred income taxes	2,837	2,615
Other non‑current liabilities	427	415
Total non‑current liabilities	23,985	22,497
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares in both periods; outstanding 298.8 shares in 2024 and 294.4 shares in 2023	3	3
Other paid-in capital	6,001	5,705
Accumulated other comprehensive loss	(45)	(46)
Retained earnings	1,928	1,658
Total common stockholders’ equity	7,887	7,320
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	8,111	7,544
Noncontrolling interests	530	581
Total equity	8,641	8,125
Total Liabilities and Equity	$34,817	$33,517
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2024	2023	2024	2023
Total Equity at Beginning of Period	$8,541	$7,706	$8,125	$7,595
Common Stock
At beginning and end of period	3	3	3	3
Other Paid-in Capital
At beginning of period	5,991	5,506	5,705	5,490
Common stock issued	10	9	307	32
Common stock repurchased	—	—	(11)	(7)
At end of period	6,001	5,515	6,001	5,515
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(45)	(51)	(46)	(52)
Net gain arising during the period	—	—	—	1
Amortization of net actuarial loss	—	—	1	1
Amortization of prior service credit	—	—	—	(1)
At end of period	(45)	(51)	(45)	(51)
Retained Earnings
At beginning of period	1,830	1,463	1,658	1,350
Net income attributable to CMS Energy	253	176	738	578
Dividends declared on common stock	(153)	(142)	(461)	(426)
Dividends declared on preferred stock	(2)	(2)	(7)	(7)
At end of period	1,928	1,495	1,928	1,495
Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning and end of period	224	224	224	224
Noncontrolling Interests
At beginning of period	538	561	581	580
Sale of membership interest in VIE to tax equity investor	—	17	—	17
Loss attributable to noncontrolling interests	(6)	(3)	(46)	(21)
Other changes in noncontrolling interests	(2)	(3)	(5)	(4)
At end of period	530	572	530	572
Total Equity at End of Period	$8,641	$7,758	$8,641	$7,758
Dividends declared per common share	$0.5150	$0.4875	$1.5450	$1.4625
Dividends declared per preferred stock Series C depositary share	$0.2625	$0.2625	$0.7875	$0.7875
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2024	2023	2024	2023
Operating Revenue	$1,661	$1,596	$5,291	$5,291
Operating Expenses
Fuel for electric generation	150	131	366	314
Purchased and interchange power	346	364	989	1,024
Purchased power – related parties	19	21	53	57
Cost of gas sold	31	41	447	670
Maintenance and other operating expenses	381	425	1,136	1,214
Depreciation and amortization	261	250	878	839
General taxes	95	90	346	323
Total operating expenses	1,283	1,322	4,215	4,441
Operating Income	378	274	1,076	850
Other Income (Expense)
Non-operating retirement benefits, net	39	43	118	128
Other income	24	13	67	40
Other expense	(3)	(3)	(10)	(8)
Total other income	60	53	175	160
Interest Charges
Interest on long-term debt	123	106	364	306
Interest expense – related parties	9	6	22	13
Other interest expense	3	3	8	9
Allowance for borrowed funds used during construction	(4)	(1)	(8)	(2)
Total interest charges	131	114	386	326
Income Before Income Taxes	307	213	865	684
Income Tax Expense	34	35	139	107
Net Income	273	178	726	577
Preferred Stock Dividends	—	—	1	1
Net Income Available to Common Stockholder	$273	$178	$725	$576
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2024	2023	2024	2023
Net Income	$273	$178	$726	$577
Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $— for all periods	1	1	1	1
Other Comprehensive Income	1	1	1	1
Comprehensive Income	$274	$179	$727	$578
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Nine Months Ended September 30	2024	2023
Cash Flows from Operating Activities
Net income	$726	$577
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	878	839
Deferred income taxes and investment tax credits	99	107
Other non‑cash operating activities and reconciling adjustments	(64)	(48)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	184	474
Inventories	50	64
Accounts payable and accrued rate refunds	25	(114)
Other current assets and liabilities	(29)	(85)
Other non-current assets and liabilities	145	152
Net cash provided by operating activities	2,014	1,966
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(1,999)	(1,658)
Covert Generating Station acquisition	—	(812)
Proceeds from sale of ASP business	124	—
Cost to retire property and other investing activities	(119)	(122)
Net cash used in investing activities	(1,994)	(2,592)
Cash Flows from Financing Activities
Proceeds from issuance of debt	1,297	2,020
Retirement of debt	(322)	(1,639)
Increase (decrease) in notes payable	(93)	227
Stockholder contribution	320	475
Return of stockholder contribution	(320)	—
Payment of dividends on common and preferred stock	(545)	(462)
Other financing costs	(10)	(21)
Net cash provided by financing activities	327	600
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	347	(26)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	56	60
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$403	$34
Other Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$382	$264
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	September 30 2024	December 31 2023
Current Assets
Cash and cash equivalents	$349	$35
Restricted cash and cash equivalents	54	21
Accounts receivable and accrued revenue, less allowance of $22 in 2024 and $21 in 2023	763	909
Accounts and notes receivable – related parties	11	11
Inventories at average cost
Gas in underground storage	536	587
Materials and supplies	286	257
Generating plant fuel stock	51	80
Deferred property taxes	277	426
Regulatory assets	180	203
Prepayments and other current assets	80	65
Total current assets	2,587	2,594
Plant, Property, and Equipment
Plant, property, and equipment, gross	32,695	31,723
Less accumulated depreciation and amortization	9,065	8,796
Plant, property, and equipment, net	23,630	22,927
Construction work in progress	1,645	845
Total plant, property, and equipment	25,275	23,772
Other Non-current Assets
Regulatory assets	3,560	3,683
Accounts receivable	26	28
Accounts and notes receivable – related parties	93	95
Postretirement benefits	1,481	1,367
Other	138	313
Total other non-current assets	5,298	5,486
Total Assets	$33,160	$31,852

LIABILITIES AND EQUITY
In Millions
	September 30 2024	December 31 2023
Current Liabilities
Current portion of long-term debt and finance leases	$507	$731
Notes payable	—	93
Accounts payable	901	764
Accounts payable – related parties	13	13
Accrued rate refunds	53	54
Accrued interest	124	110
Accrued taxes	173	614
Regulatory liabilities	120	56
Other current liabilities	183	128
Total current liabilities	2,074	2,563
Non-current Liabilities
Long-term debt	10,924	10,037
Long-term debt – related parties	731	424
Non-current portion of finance leases	70	39
Regulatory liabilities	4,075	3,894
Postretirement benefits	74	77
Asset retirement obligations	727	739
Deferred investment tax credit	123	126
Deferred income taxes	3,002	2,789
Other non-current liabilities	378	364
Total non-current liabilities	20,104	18,489
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	7,759	7,759
Accumulated other comprehensive loss	(14)	(15)
Retained earnings	2,359	2,178
Total common stockholder’s equity	10,945	10,763
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	10,982	10,800
Total Liabilities and Equity	$33,160	$31,852
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2024	2023	2024	2023
Total Equity at Beginning of Period	$10,893	$10,723	$10,800	$10,155
Common Stock
At beginning and end of period	841	841	841	841
Other Paid-in Capital
At beginning of period	7,759	7,759	7,759	7,284
Stockholder contribution	—	—	320	475
Return of stockholder contribution	—	—	(320)	—
At end of period	7,759	7,759	7,759	7,759
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(15)	(15)	(15)	(15)
Amortization of net actuarial loss	1	1	1	1
At end of period	(14)	(14)	(14)	(14)
Retained Earnings
At beginning of period	2,271	2,101	2,178	2,008
Net income	273	178	726	577
Dividends declared on common stock	(185)	(156)	(544)	(461)
Dividends declared on preferred stock	—	—	(1)	(1)
At end of period	2,359	2,123	2,359	2,123
Cumulative Preferred Stock
At beginning and end of period	37	37	37	37
Total Equity at End of Period	$10,982	$10,746	$10,982	$10,746
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
At September 30, 2024, CMS Energy had a recorded liability of $43 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $54 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2024 and in each of the next five years:

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates its liability for NREPA sites for which it can estimate a range of loss to be between $4 million and $5 million. At September 30, 2024, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates its share of the total liability for known CERCLA sites to be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At September 30, 2024, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
In May 2024, the EPA finalized a rule regulating CCR impoundments at power generation sites that became inactive prior to the effective date of a rule published in 2015 regulating CCRs under RCRA. Additionally, the EPA established groundwater monitoring, corrective action, closure, and post-closure care requirements for CCR surface impoundments and landfills closed prior to the effective date of the 2015 CCR rule, including CCR landfills that were previously exempted from regulation but are now defined within a broader class of CCR units called CCR management units. In response to the new rule, Consumers recorded an immaterial increase to its existing asset retirement obligation and is performing a review of legacy impoundments located at company-owned power generation sites that ceased operation prior to the effective date of the 2015 CCR rule. If needed, Consumers will record an incremental asset retirement obligation for legacy impoundments when a reasonable estimate of the fair value of the associated costs can be made; any resulting asset retirement obligation could be material. Consumers has historically been authorized to recover in electric rates costs related to coal ash disposal sites.

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
In 2023, Toshiba announced that TBJH became the majority shareholder and new parent company of Toshiba through a common stock purchase. TBJH is a subsidiary of a Japanese private equity firm. Consumers and DTE Electric continue to monitor this development, but do not believe that this affects their rights under the parent guaranty provided by Toshiba.
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
At September 30, 2024, Consumers had a recorded liability of $61 million for its remaining obligations for these sites. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2024 and in each of the next five years:

In Millions
	2024	2025	2026	2027	2028	2029
Consumers
Remediation and other response activity costs	$1	$3	$7	$9	$24	$7
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At September 30, 2024, Consumers had a regulatory asset of $93 million related to the MGP sites.

Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at September 30, 2024:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from sale of membership interests in VIEs[1]	various	indefinite	$271	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	153	1
Guarantee[3]	2011	indefinite	30	—
Consumers
Guarantee[3]	2011	indefinite	$30	$—
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
3:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long-term debt issuances during the nine months ended September 30, 2024:

	Principal (In Millions)	Interest Rate (%)	Issuance Date	Maturity Date
Consumers
First mortgage bonds	$600	4.600	January 2024	May 2029
First mortgage bonds	700	4.700	August 2024	January 2030
Total Consumers	$1,300
Total CMS Energy	$1,300
CMS Energy Term Loan: In September 2024, CMS Energy entered into a delayed-draw $400 million unsecured term loan credit facility with an interest rate of one-month Term SOFR plus 0.850 percent. The proceeds of the term loan will be used for general corporate purposes. The term loan matures in September 2025. CMS Energy has until December 2024 to draw funds under the facility. At September 30, 2024, CMS Energy had not drawn on this facility. In October 2024, CMS Energy borrowed $175 million bearing an interest rate of 5.694 percent under the term loan credit facility.
Tax-exempt Variable Rate Limited Obligation Revenue Bonds: In October 2024, Consumers remarketed $75 million in tax-exempt variable rate limited obligation revenue bonds. The bonds bear an interest rate of 3.350 percent and the interest rate will reset in October 2027.
Retirements: Presented in the following table is a summary of major long-term debt retirements during the nine months ended September 30, 2024:

	Principal (In Millions)	Interest Rate (%)	Retirement Date	Maturity Date
CMS Energy, parent only
Senior notes	$250	3.875	January 2024	March 2024
Total CMS Energy, parent only	$250
Consumers
First mortgage bonds[1]	$250	3.125	September 2024	August 2024
Total Consumers	$250
Total CMS Energy	$500
1First mortgage bonds were repaid the first business day following the maturity date, which did not fall on a business day.
CMS Energy’s Purchase of Consumers’ First Mortgage Bonds: During the nine months ended September 30, 2024, CMS Energy purchased Consumers’ first mortgage bonds with a principal balance of $311 million in exchange for cash of $218 million. On a consolidated basis, CMS Energy’s repurchase of Consumers’ first mortgage bonds was accounted for as a debt extinguishment and resulted in a pre-tax gain of $20 million for the three months ended September 30, 2024 and a pre-tax gain of $90 million for the nine months ended September 30, 2024, which were recorded in other income on CMS Energy’s consolidated statements of income.
Credit Facilities: The following credit facilities with banks were available at September 30, 2024:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
December 14, 2027[1]	$550	$—	$30	$520
September 30, 2025	50	—	50	—
NorthStar Clean Energy, including subsidiaries
May 7, 2027[2]	$150	$150	$—	$—
September 25, 2025[3]	37	—	37	—
Consumers[4]
December 14, 2027	$1,100	$—	$27	$1,073
November 18, 2025	250	—	57	193
1There were no borrowings under this facility during the nine months ended September 30, 2024.
2Obligations under this facility are secured by certain pledged equity interests in subsidiaries of NorthStar Clean Energy; under the terms of this facility, the interests may not be sold by NorthStar Clean Energy unless there is an agreed-upon substitution for the pledged equity interests. At September 30, 2024, the net book value of the pledged equity interests was $396 million. Also under the terms of this facility, NorthStar Clean Energy may be restricted from remitting cash dividends to CMS Energy in the event of default. Loans under this facility have an interest rate of one-month Term SOFR plus 1.750 percent less an adjustment of 0.050 percent for green credit advances. At September 30, 2024, the interest rate for the loan issued under this facility was 6.795 percent.
3This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding Aviator Wind Equity Holdings, see Note 11, Variable Interest Entities.
4Obligations under these facilities are secured by first mortgage bonds of Consumers. There were no borrowings under these facilities during the nine months ended September 30, 2024.
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements. In May 2024, FERC granted Consumers the authority to issue securities between May 3, 2024 and May 2, 2026.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At September 30, 2024, there were no commercial paper notes outstanding under this program.
In December 2023, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million at an interest rate of the prior month’s average one‑month Term

SOFR minus 0.100 percent. At September 30, 2024, there were no outstanding borrowings under the agreement.
Dividend Restrictions: At September 30, 2024, payment of dividends by CMS Energy on its common stock was limited to $7.9 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at September 30, 2024, Consumers had $2.3 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the nine months ended September 30, 2024, Consumers paid $544 million in dividends on its common stock to CMS Energy.
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

In Millions
	CMS Energy, including Consumers		Consumers
	September 30 2024	December 31 2023	September 30 2024	December 31 2023
Assets[1]
Cash equivalents	$228	$18	$209	$—
Restricted cash equivalents	55	21	54	21
Nonqualified deferred compensation plan assets	34	30	25	22
Derivative instruments	4	2	4	2
Total assets	$321	$71	$292	$45
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$34	$30	$25	$22
Total liabilities	$34	$30	$25	$22
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
Derivative Instruments: CMS Energy and Consumers value their derivative instruments using either a market approach that incorporates information from market transactions, or an income approach that discounts future expected cash flows to a present value amount. CMS Energy’s and Consumers’ derivatives are classified as Level 3. CMS Energy and Consumers report derivatives in other non‑current assets on their consolidated balance sheets.
The majority of derivatives classified as Level 3 are FTRs held by Consumers. Due to the lack of quoted pricing information, Consumers determines the fair value of its FTRs based on Consumers’ average historical settlements. There was no material activity within the Level 3 category of derivatives during the periods presented.

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

In Millions
	September 30, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$9	$9	$—	$—	$9	$11	$11	$—	$—	$11
Liabilities
Long-term debt[2]	16,051	15,229	1,101	12,096	2,032	15,483	14,305	1,103	11,186	2,016
Long-term payables[3]	11	11	—	—	11	11	11	—	—	11
Consumers
Assets
Long-term receivables[1]	$9	$9	$—	$—	$9	$11	$11	$—	$—	$11
Notes receivable – related party[4]	95	95	—	—	95	97	97	—	—	97
Liabilities
Long-term debt[5]	11,427	10,619	—	8,587	2,032	10,762	9,757	—	7,741	2,016
Long-term debt – related party	731	531	—	531	—	424	303	—	303	—
Long-term payables	4	4	—	—	4	5	5	—	—	5
1Includes current portion of long-term accounts receivable and notes receivable of $4 million at September 30, 2024 and $6 million at December 31, 2023.
2Includes current portion of long-term debt of $503 million at September 30, 2024 and $975 million at December 31, 2023.
3Includes current portion of long-term payables of $1 million at September 30, 2024.

4Includes current portion of notes receivable – related party of $7 million at September 30, 2024 and December 31, 2023.
5Includes current portion of long-term debt of $503 million at September 30, 2024 and $725 million at December 31, 2023.
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
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans				OPEB Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
September 30	2024	2023	2024	2023	2024	2023	2024	2023
CMS Energy, including Consumers
Net periodic credit
Service cost	$7	$7	$21	$22	$2	$2	$8	$8
Interest cost	26	27	78	80	10	11	32	33
Expected return on plan assets	(58)	(55)	(176)	(165)	(28)	(26)	(86)	(77)
Amortization of:
Net loss	3	2	9	8	1	3	3	9
Prior service cost (credit)	1	1	3	3	(7)	(10)	(23)	(31)
Settlement loss	3	3	8	8	—	—	—	—
Net periodic credit	$(18)	$(15)	$(57)	$(44)	$(22)	$(20)	$(66)	$(58)
Consumers
Net periodic credit
Service cost	$7	$7	$20	$21	$2	$2	$8	$8
Interest cost	25	24	74	75	11	10	31	31
Expected return on plan assets	(56)	(52)	(166)	(156)	(26)	(23)	(80)	(71)
Amortization of:
Net loss	3	3	8	8	1	3	3	9
Prior service cost (credit)	1	1	3	3	(8)	(10)	(23)	(30)
Settlement loss	3	3	8	8	—	—	—	—
Net periodic credit	$(17)	$(14)	$(53)	$(41)	$(20)	$(18)	$(61)	$(53)
In Consumers’ electric and gas rate cases, the MPSC approved a mechanism allowing Consumers to defer the future recovery or refund of pension and OPEB expenses above or below the amounts used to set existing rates. The regulatory deferral will be collected from or refunded to customers over ten years. At

September 30, 2024, CMS Energy, including Consumers, had deferred $12 million of pension credits and $8 million of OPEB credits under this mechanism related to 2024 expense.
7:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Nine Months Ended September 30	2024	2023
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	5.4	1.7
Renewable energy tax credits	(6.3)	(6.9)
TCJA excess deferred taxes	(3.8)	(3.9)
Deferred tax adjustment[2]	(1.9)	—
Taxes attributable to noncontrolling interests	1.1	0.6
Other, net	(0.2)	0.2
Effective tax rate	15.3%	12.7%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	5.0	2.9
Renewable energy tax credits	(4.4)	(4.5)
TCJA excess deferred taxes	(3.5)	(3.7)
Deferred tax adjustment[2]	(1.8)	—
Other, net	(0.2)	(0.1)
Effective tax rate	16.1%	15.6%
1CMS Energy initiated a plan to divest immaterial business activities in a non‑Michigan jurisdiction and will no longer have a taxable presence within that jurisdiction. As a result of these actions, in the first quarter of 2023, CMS Energy reversed a $13 million non‑Michigan reserve, all of which was recognized at Consumers.
2In September 2024, Consumers recognized a $16 million tax benefit resulting from the expiration of the statute of limitations associated with audit points for the 2018 and 2019 tax years.
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

8:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2024	2023	2024	2023
Income available to common stockholders
Income from continuing operations	$247	$173	$692	$556
Less loss attributable to noncontrolling interests	(6)	(3)	(46)	(21)
Less preferred stock dividends	2	2	7	7
Income from continuing operations available to common stockholders – basic and diluted	$251	$174	$731	$570
Average common shares outstanding
Weighted-average shares – basic	298.0	291.0	297.5	290.9
Add dilutive nonvested stock awards	0.8	0.4	0.7	0.4
Weighted-average shares – diluted	298.8	291.4	298.2	291.3
Income from continuing operations per average common share available to common stockholders
Basic	$0.84	$0.60	$2.45	$1.96
Diluted	0.84	0.60	2.45	1.96
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
Forward Equity Sale Contracts
In January 2024, CMS Energy settled the remaining forward sale contracts issued under its previous equity offering program. These forward equity sale contracts were non‑participating securities. While the forward sale price in the forward equity sale contract was decreased on certain dates by certain predetermined amounts to reflect expected dividend payments, these price adjustments were set upon inception of the agreement and the forward contract did not give the owner the right to participate in undistributed earnings. Accordingly, the forward equity sale contracts were included in the computation of diluted EPS, but not in the computation of basic EPS. The forward equity sale contracts were anti-dilutive for the nine months ended September 30, 2024. For further details on the forward equity sale contracts, see Note 3, Financings and Capitalization.

Convertible Securities
In May 2023, CMS Energy issued convertible senior notes. Potentially dilutive common shares issuable upon conversion of the convertible senior notes are determined using the if-converted method for calculating diluted EPS. Upon conversion, the convertible senior notes are required to be paid in cash with only amounts exceeding the principal permitted to be settled in shares. The convertible senior notes were anti-dilutive for the nine months ended September 30, 2024.
9:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended September 30, 2024	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,443	$212	$—	$1,655
Other	—	—	56	56
Revenue recognized from contracts with customers	$1,443	$212	$56	$1,711
Leasing income	—	—	26	26
Financing income	4	1	—	5
Consumers alternative-revenue programs	1	—	—	1
Total operating revenue – CMS Energy	$1,448	$213	$82	$1,743
Consumers
Consumers utility revenue
Residential	$707	$127		$834
Commercial	486	40		526
Industrial	169	5		174
Other	81	40		121
Revenue recognized from contracts with customers	$1,443	$212		$1,655
Financing income	4	1		5
Alternative-revenue programs	1	—		1
Total operating revenue – Consumers	$1,448	$213		$1,661
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $15 million for the three months ended September 30, 2024.

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

In Millions
Nine Months Ended September 30, 2024	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$3,793	$1,480	$—	$5,273
Other	—	—	158	158
Revenue recognized from contracts with customers	$3,793	$1,480	$158	$5,431
Leasing income	—	—	77	77
Financing income	8	5	—	13
Consumers alternative-revenue programs	5	—	—	5
Total operating revenue – CMS Energy	$3,806	$1,485	$235	$5,526
Consumers
Consumers utility revenue
Residential	$1,779	$998		$2,777
Commercial	1,279	311		1,590
Industrial	499	37		536
Other	236	134		370
Revenue recognized from contracts with customers	$3,793	$1,480		$5,273
Financing income	8	5		13
Alternative-revenue programs	5	—		5
Total operating revenue – Consumers	$3,806	$1,485		$5,291
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $44 million for the nine months ended September 30, 2024.

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
CMS Energy and Consumers recorded uncollectible accounts expense of $7 million for the three months ended September 30, 2024 and $15 million for the three months ended September 30, 2023. CMS Energy and Consumers recorded uncollectible accounts expense of $24 million for the nine months ended September 30, 2024 and $32 million for the nine months ended September 30, 2023.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $391 million at September 30, 2024 and $494 million at December 31, 2023.
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

Presented in the following tables is financial information by segment:

In Millions
	Three Months Ended		Nine Months Ended
September 30	2024	2023	2024	2023
CMS Energy, including Consumers
Operating revenue
Electric utility	$1,448	$1,351	$3,806	$3,570
Gas utility	213	244	1,485	1,720
NorthStar Clean Energy	82	78	235	222
Total operating revenue – CMS Energy	$1,743	$1,673	$5,526	$5,512
Consumers
Operating revenue
Electric utility	$1,448	$1,351	$3,806	$3,570
Gas utility	213	244	1,485	1,720
Other reconciling items	—	1	—	1
Total operating revenue – Consumers	$1,661	$1,596	$5,291	$5,291
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$273	$187	$540	$404
Gas utility	11	4	195	181
NorthStar Clean Energy	6	16	53	26
Other reconciling items	(39)	(33)	(57)	(40)
Total net income available to common stockholders – CMS Energy	$251	$174	$731	$571
Consumers
Net income (loss) available to common stockholder
Electric utility	$273	$187	$540	$404
Gas utility	11	4	195	181
Other reconciling items	(11)	(13)	(10)	(9)
Total net income available to common stockholder – Consumers	$273	$178	$725	$576

In Millions
	September 30, 2024	December 31, 2023
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility[1]	$19,826	$19,302
Gas utility[1]	12,840	12,383
NorthStar Clean Energy	1,469	1,420
Other reconciling items	21	30
Total plant, property, and equipment, gross – CMS Energy	$34,156	$33,135
Consumers
Plant, property, and equipment, gross
Electric utility[1]	$19,826	$19,302
Gas utility[1]	12,840	12,383
Other reconciling items	29	38
Total plant, property, and equipment, gross – Consumers	$32,695	$31,723
CMS Energy, including Consumers
Total assets
Electric utility[1]	$20,222	$19,358
Gas utility[1]	12,809	12,353
NorthStar Clean Energy	1,711	1,604
Other reconciling items	75	202
Total assets – CMS Energy	$34,817	$33,517
Consumers
Total assets
Electric utility[1]	$20,279	$19,417
Gas utility[1]	12,852	12,397
Other reconciling items	29	38
Total assets – Consumers	$33,160	$31,852
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

Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
	September 30, 2024	December 31, 2023
Current
Cash and cash equivalents	$24	$28
Accounts receivable	3	3
Prepayments and other current assets	3	4
Non-current
Plant, property, and equipment, net	1,036	1,064
Other non-current assets	3	3
Total assets[1]	$1,069	$1,102
Current
Accounts payable	$8	$12
Non-current
Non-current portion of finance leases	23	23
Asset retirement obligations	33	32
Total liabilities	$64	$67
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
Consumers’ wholly-owned subsidiaries, Consumers 2014 Securitization Funding and Consumers 2023 Securitization Funding, are VIEs designed to collateralize Consumers’ securitization bonds. These entities are considered VIEs primarily because their equity capitalization is insufficient to support their operations. Consumers is the primary beneficiary of and consolidates these VIEs, as it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. The VIEs’ primary assets and liabilities comprise regulatory assets and long-term debt. The carrying value of the regulatory assets were $695 million at September 30, 2024 and $778 million at December 31, 2023. The securitization bonds outstanding under the VIEs were $715 million at September 30, 2024 and $787 million at December 31, 2023.
Non-consolidated VIEs: NorthStar Clean Energy has variable interests in T.E.S. Filer City, Grayling, Genesee, and Craven. While NorthStar Clean Energy owns 50 percent of each partnership, it is not the primary beneficiary of any of these partnerships because decision making is shared among unrelated parties, and no one party has the ability to direct the activities that most significantly impact the entities’ economic performance, such as operations and maintenance, plant dispatch, and fuel strategy. The partners must agree on all major decisions for each of the partnerships.

Presented in the following table is information about these partnerships:

Name	Nature of the Entity	Nature of NorthStar Clean Energy’s Involvement
T.E.S. Filer City	Coal-fueled power generator	Long-term PPA between partnership and Consumers
Employee assignment agreement

Grayling	Wood waste-fueled power generator	Long-term PPA between partnership and Consumers
Reduced dispatch agreement with Consumers[1]
Operating and management contract

Genesee	Wood waste-fueled power generator	Long-term PPA between partnership and Consumers
Reduced dispatch agreement with Consumers[1]
Operating and management contract

Craven	Wood waste-fueled power generator	Operating and management contract

1Reduced dispatch agreements allow the facilities to be dispatched based on the market price of power compared with the cost of production of the plants. This results in fuel cost savings that each partnership shares with Consumers’ customers.
The creditors of these partnerships do not have recourse to the general credit of CMS Energy, NorthStar Clean Energy, or Consumers. NorthStar Clean Energy’s maximum risk exposure to these partnerships is generally limited to its investment in the partnerships, which is included in investments on CMS Energy’s consolidated balance sheets in the amount of $69 million at September 30, 2024 and $74 million at December 31, 2023.
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
As of September 30, 2024, the cumulative cost incurred and deferred as a regulatory asset related to the J.H. Campbell retention incentive program was $41 million. The regulatory asset will be collected from customers over three years.
Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
Nine Months Ended September 30	2024	2023	[1]
Retention benefit liability at beginning of period	$16	$21
Costs deferred as a regulatory asset[2]	6	14
Costs paid or settled	—	(13)
Retention benefit liability at the end of the period[3]	$22	$22
1Includes amounts associated with a retention incentive program at the D.E. Karn coal-fueled generating units; this program concluded following the units’ retirement in June 2023.

2Includes $3 million for the three months ended September 30, 2024 and $4 million for the three months ended September 30, 2023.
3Includes current portion of other liabilities of $9 million at September 30, 2024 and $11 million at September 30, 2023.
Sale of ASP Business: In April 2024, Consumers sold its unregulated ASP business to a non-affiliated company. Consumers received proceeds of $124 million from the transaction, which resulted in a $110 million gain on the transaction.
Prior to the sale closing, Consumers filed an application requesting the MPSC’s approval to share voluntarily with customers half of the gain, net of transaction costs, to be recognized on this sale. In Consumers’ 2023 gas rate case, it had proposed sharing the gain with customers over five years in the form of a surcharge credit. In July 2024, the MPSC approved a settlement in the gas rate case, under which Consumers agreed to utilize $27.5 million, or one-fourth, of the gain on the sale as an offset to the revenue deficiency in lieu of additional rate relief, with the remaining three-fourths of the gain, or $82.5 million, to be credited to customers as a bill credit over a three-year period. Accordingly, at September 30, 2024, Consumers recorded a regulatory liability of $110 million on its consolidated balance sheets.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2024 to July 31, 2024	—	$—	—	—
August 1, 2024 to August 31, 2024	—	—	—	—
September 1, 2024 to September 30, 2024	360	69.93	—	—
Total	360	$69.93	—	—
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
152nd Supplemental Indenture dated as of August 5, 2024, between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed August 5, 2024 and incorporated herein by reference)

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

CMS ENERGY CORPORATION

Dated: October 31, 2024	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: October 31, 2024	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer