Form 10-K
period 2024-12-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2025-02-11
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
The aggregate market value of CMS Energy voting and non‑voting common equity held by non‑affiliates was $17.701 billion for the 297,340,567 CMS Energy Corporation Common Stock shares outstanding on June 28, 2024 based on the closing sale price of $59.53 for CMS Energy Corporation Common Stock, as reported by the New York Stock Exchange on such date. There were no shares of Consumers common equity held by non‑affiliates as of June 28, 2024.
There were 298,794,638 shares of CMS Energy Corporation Common Stock outstanding on January 17, 2025. On January 17, 2025, CMS Energy held all 84,108,789 outstanding shares of common stock of Consumers.
Documents incorporated by reference in Part III: CMS Energy’s and Consumers’ proxy statement relating to their 2025 Annual Meetings of Shareholders to be held May 2, 2025.

CMS Energy Corporation
Consumers Energy Company
Annual Reports on Form 10‑K to the Securities and Exchange Commission for the Year Ended December 31, 2024

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

ASP
Appliance Service Plan

ASU
Financial Accounting Standards Board Accounting Standards Update

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

CIO
Chief Information Officer

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

PURPA
Public Utility Regulatory Policies Act of 1978

RCRA
Federal Resource Conservation and Recovery Act of 1976

REC
Renewable energy credit

Reliability Roadmap
Consumers’ five-year strategy to improve its electric distribution system and the reliability of the grid; this plan was filed with the MPSC in 2023, and is an update to Consumers’ previous Electric Distribution Infrastructure Investment Plan filed in 2021

ROA
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
•the impact and effect of recent events, such as worsening trade relations, geopolitical tensions, war, acts of terrorism, and the responses to these events, and related economic disruptions including, but not limited to, inflation, energy price volatility, and supply chain disruptions
•the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures
•potentially adverse regulatory treatment, effects of a failure to receive timely regulatory orders that are or could come before the MPSC, FERC, or other governmental authorities, or effects of a government shutdown
•changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, the Public Utility Regulatory Policies Act of 1978, infrastructure integrity or security, cybersecurity, gas pipeline safety, gas pipeline capacity, energy waste reduction, the financial compensation mechanism, the environment, regulation or deregulation, reliability, health care reforms, taxes, accounting matters, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting, disrupting, interrupting, or otherwise impacting CMS Energy’s or Consumers’ facilities, utility infrastructure, operations, or backup systems, such as costs and availability of personnel, equipment, and materials; weather and climate, including catastrophic weather-related damage and extreme temperatures; natural disasters; fires; smoke; scheduled or unscheduled equipment outages; maintenance or repairs; contractor performance; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; changes in trade policies, regulations, or tariffs; accidents; explosions; physical disasters; global pandemics; cyber incidents; physical or cyber attacks; vandalism; war or terrorism; and the ability to obtain or maintain insurance coverage for these events
•the ability of CMS Energy and Consumers to execute cost-reduction strategies and/or convert economic development opportunities
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before agencies such as EGLE, the EPA, FERC, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ coal ash management or routine maintenance, repair, and replacement classification under New Source Review, a construction-permitting program under the Clean Air Act
•changes in energy markets, including availability, price, and seasonality of electric capacity and energy and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates
•the ability of CMS Energy and Consumers to execute their financing strategies
•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers

•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, the creation of municipal utilities, increased use of self-generation including distributed generation, energy waste reduction, or energy storage
•loss of customer demand for natural gas due to alternative technologies or fuels or electrification
•the ability of Consumers to meet increased renewable energy demand due to customers seeking to meet their own sustainability goals in a timely and cost-efficient manner
•the reputational or other impact on CMS Energy and Consumers of the failure to meet the renewable or clean energy standards required by the 2023 Energy Law or to achieve or make timely progress on their greenhouse gas reduction goals related to reducing their impact on climate change
•adverse consequences of employee, director, or third‑party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the implementation of the Clean Energy Plan, including any action by a regulatory authority or other third party to prohibit, delay, or impair the implementation of the Clean Energy Plan
•the ability to meet increases in electric demand associated with data centers
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material availability and pricing, tariffs, embargoes on equipment, supply chain disruptions, schedule delays, interconnection delays, availability of qualified construction personnel, permitting, acquisition of property rights, community opposition, environmental regulations, and government actions
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions
•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyberattack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on information technology backup or disaster recovery systems

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
CMS Energy manages its businesses by the nature of services each provides, and operates principally in three business segments: electric utility; gas utility; and NorthStar Clean Energy, its non‑utility operations and investments. Consumers’ consolidated operations account for the substantial majority of CMS Energy’s total assets, income, and operating revenue. CMS Energy’s consolidated operating revenue was $7.5 billion in 2024 and 2023, and $8.6 billion in 2022.
For further information about operating revenue, income, and assets and liabilities attributable to all of CMS Energy’s business segments and operations, see Item 8. Financial Statements and Supplementary Data—CMS Energy Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
Consumers
Consumers has served Michigan customers since 1886. Consumers was incorporated in Maine in 1910 and became a Michigan corporation in 1968. Consumers owns and operates electric generation and distribution facilities and gas transmission, storage, and distribution facilities. It provides electricity and/or natural gas to 6.8 million of Michigan’s 10 million residents. Consumers’ rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and FERC, as well as to NERC reliability standards, as described in CMS Energy and Consumers Regulation.
Consumers’ consolidated operating revenue was $7.2 billion in 2024 and 2023, and $8.2 billion in 2022. For further information about operating revenue, income, and assets and liabilities attributable to Consumers’ electric and gas utility operations, see Item 8. Financial Statements and Supplementary Data—Consumers Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
Consumers owns its principal properties in fee, except that most electric lines, gas mains, and renewable generation projects are located below or adjacent to public roads or on land owned by others and are accessed by Consumers through easements, leases, and other rights. Almost all of Consumers’ properties are subject to the lien of its First Mortgage Bond Indenture. For additional information on Consumers’ properties, see Business Segments—Consumers Electric Utility—Electric Utility Properties and Consumers Gas Utility—Gas Utility Properties.

In 2024, Consumers served 1.9 million electric customers and 1.8 million gas customers in Michigan’s Lower Peninsula. Presented in the following map are Consumers’ service territories:

Electric service territory

Gas service territory

Combination electric and gas service territory

CMS Energy and Consumers—The Triple Bottom Line
For information regarding CMS Energy’s and Consumers’ purpose and impact on the “triple bottom line” of people, planet, and prosperity, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.
Business Segments
Consumers Electric Utility
Electric Utility Operations: Consumers’ electric utility operations, which include the generation, purchase, distribution, and sale of electricity, generated operating revenue of $5.1 billion in 2024, $4.7 billion in 2023, and $5.4 billion in 2022. Consumers’ electric utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2024 electric utility operating revenue of $5.1 billion by customer class:

Other: 8%
Industrial: 13%
Residential: 46%
Commercial: 33%

Consumers’ electric utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.
In 2024, Consumers’ electric deliveries were 37 billion kWh, which included ROA deliveries of four billion kWh, resulting in net bundled sales of 33 billion kWh. In 2023, Consumers’ electric deliveries were 36 billion kWh, which included ROA deliveries of three billion kWh, resulting in net bundled sales of 33 billion kWh.
Consumers’ electric utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment.

Presented in the following illustration are Consumers’ monthly weather-normalized electric deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including ROA deliveries, during 2024 and 2023:

4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
0
Total GWh per Month
January
February
March
April
May
June
July
August
September
October
November
December
2023
2024

Consumers’ 2024 summer peak demand was 8,030 MW, which included ROA demand of 603 MW. For the 2023-2024 winter season, Consumers’ peak demand was 5,594 MW, which included ROA demand of 410 MW. As required by MISO reserve margin requirements, Consumers owns or controls, through long-term PPAs, short-term capacity purchases, and auction capacity purchases, all of the capacity required to supply its projected firm peak load and necessary reserve margin for summer 2025.
Electric Utility Properties: Consumers owns and operates electric generation and distribution facilities. For details about Consumers’ electric generation facilities, see the Electric Utility Generation and Supply Mix section that follows this Electric Utility Properties section. Consumers’ distribution system consists of:
•270 miles of high-voltage distribution overhead lines operating at 138 kV
•four miles of high-voltage distribution underground lines operating at 138 kV
•4,646 miles of high-voltage distribution overhead lines operating at 46 kV and 69 kV
•18 miles of high-voltage distribution underground lines operating at 46 kV
•81,924 miles of electric distribution overhead lines
•9,775 miles of underground distribution lines
•1,098 substations with an aggregate transformer capacity of 28 million kVA
Consumers is interconnected to the interstate high-voltage electric transmission system owned by METC and operated by MISO. Consumers is also interconnected to neighboring utilities and to other transmission systems.
Electric Utility Generation and Supply Mix: Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs. The Clean Energy Plan was most recently revised and approved by the MPSC in 2022. Under Michigan’s integrated resource planning process, Consumers will file updates to its Clean Energy Plan in 2026. Together with updates to its renewable energy plan that Consumers filed in November 2024, these updated plans will serve as Consumers’ blueprint to meeting the requirements of the 2023 Energy Law that was enacted in Michigan in November 2023.
Under its Clean Energy Plan, Consumers will eliminate the use of coal in owned generation in 2025. Specifically, Consumers retired the D.E. Karn coal-fueled generating units in June 2023 and plans to retire the J.H. Campbell coal-fueled generating units in 2025. In order to continue providing controllable sources of electricity to customers while expanding its investment in renewable energy, Consumers purchased the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity, in May 2023. Consumers has also contracted to purchase 400 MW of capacity from battery storage facilities, which will be located in Michigan’s Lower Peninsula and are expected to be operational by 2027.
In November 2024, Consumers filed updates to its renewable energy plan, proposing an addition of up to 9,000 MW of both purchased and owned solar energy resources and up to 2,800 MW of new, competitively bid wind capacity. These actions will enable Consumers to achieve 60 percent renewable energy by 2035 and 100 percent clean energy by 2040. For further information on Consumers’ progress towards reducing carbon emissions and towards meeting the requirements of the 2023 Energy Law, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview and Outlook—Consumers Electric Utility Outlook and Uncertainties.

Presented in the following table are details about Consumers’ 2024 electric generation and supply mix:

Name and Location (Michigan)	Number of Units and Year Entered Service	2024 Generation Capacity (MW)	[1]	2024 Electric Supply (GWh)
Coal steam generation
J.H. Campbell 1 & 2 – West Olive[2]	2 Units, 1962-1967	540		2,718
J.H. Campbell 3 – West Olive[2,3]	1 Unit, 1980	791		5,214
		1,331		7,932
Oil/Gas steam generation
D.E. Karn 3 & 4 – Essexville	2 Units, 1975-1977	1,200		96
Hydroelectric
Ludington – Ludington	6 Units, 1973	1,112	[4]	(458)	[5]
Conventional hydro generation	35 Units, 1906-1949	75		366
		1,187		(92)
Gas combined cycle
Covert Generating Station – Covert	3 Units, 2004	1,089		7,159
Jackson – Jackson	1 Unit, 2002	534		2,001
Zeeland – Zeeland	3 Units, 2002	520		3,963
		2,143		13,123
Gas combustion turbines
Zeeland (simple cycle) – Zeeland	2 Units, 2001	314		1,733
Wind generation
Crescent Wind Farm – Hillsdale County	2021	150		369
Cross Winds® Energy Park – Tuscola County	2014-2019	232		721
Gratiot Farms Wind Project – Gratiot County	2020	150		364
Heartland Farms Wind Project – Gratiot County	2023	200		432
Lake Winds® Energy Park – Mason County	2012	101		262
		833		2,148
Solar generation
Solar Gardens – Allendale, Cadillac, and Kalamazoo	2016-2021	5		7
Battery storage capacity
Batteries – Grand Rapids, Cadillac, Kalamazoo, and Standish	4 Units, 2021-2022	3		—
Total owned generation		7,016		24,947
Purchased power[6]
Coal generation – T.E.S. Filer City		63		230
Gas generation – MCV Facility[7]		1,240		8,440
Other gas generation		153		1,222
Wind generation		384		996
Solar generation		803		1,152
Other renewable generation		194		990
		2,837		13,030
Net interchange power[8]		—		(2,715)
Total purchased and interchange power		2,837		10,315
Total supply		9,853		35,262
Less distribution and transmission loss				2,065
Total net bundled sales				33,197
1With the exception of wind and solar generation, the amount represents generation capacity during the summer months (planning year 2024 capacity as reported to MISO and limited by interconnection service limits). For wind and solar generation, the amount represents installed capacity during the summer months.

2Consumers plans to retire these generating units in 2025.
3Represents Consumers’ share of the capacity of the J.H. Campbell 3 unit, net of the 6.69‑percent ownership interest of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc, each a non‑affiliated company.
4Represents Consumers’ 51‑percent share of the capacity of Ludington. DTE Electric holds the remaining 49‑percent ownership interest.
5Represents Consumers’ share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak‑demand hours.
6Represents purchases under long-term PPAs.
7For information about Consumers’ long-term PPA related to the MCV Facility, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments—Contractual Commitments.
8Represents the net amount of generation offered to and purchased from the MISO energy market.

Presented in the following table are the sources of Consumers’ electric supply for the last three years:

GWh
Years Ended December 31	2024	2023	2022
Owned generation
Gas	14,856	11,221	6,684
Coal	7,932	6,884	10,217
Renewable energy	2,521	1,993	2,217
Oil	96	2	4
Net pumped storage[1]	(458)	(349)	(370)
Total owned generation	24,947	19,751	18,752
Purchased power[2]
Gas generation	9,662	7,244	7,182
Renewable energy generation	3,138	2,585	2,441
Coal generation	230	318	500
Nuclear generation[3]	—	—	2,692
Net interchange power[4]	(2,715)	4,532	3,943
Total purchased and interchange power	10,315	14,679	16,758
Total supply	35,262	34,430	35,510
1Represents Consumers’ share of net pumped-storage generation. During 2024, the pumped-storage facility consumed 1,721 GWh of electricity to pump water during off-peak hours for storage in order to generate 1,263 GWh of electricity later during peak-demand hours.
2Represents purchases under long-term PPAs.
3Represents purchases from a nuclear generating facility that closed in May 2022.
4Represents the net amount of generation offered to and purchased from the MISO energy market.
During 2024, 42 percent of the electric energy Consumers provided to customers was generated by its natural gas‑fueled generating units, which burned 107 Bcf of natural gas and produced a combined total of 14,856 GWh of electricity.
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
During 2024, Consumers acquired 29 percent of the electricity it provided to customers through long-term PPAs and the MISO energy market. Consumers offers its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the market to serve the demand of its customers. Consumers supplements its generation capability with purchases from the MISO energy market.
At December 31, 2024, Consumers had future commitments to purchase capacity and energy under long-term PPAs with various generating plants. These contracts require monthly capacity payments based on the plants’ availability or deliverability. The payments for 2025 through 2047 are estimated to total $7.0 billion and, for each of the next five years, $0.7 billion annually. These amounts may vary depending on plant availability and fuel costs. For further information about Consumers’ future capacity and energy purchase obligations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Other Material Cash Requirements and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments—Contractual Commitments.
During 2024, 22 percent of the electric energy Consumers provided to customers was generated by its coal-fueled generating units, which burned four million tons of coal and produced a combined total of 7,932 GWh of electricity. In order to obtain the coal it needs, Consumers enters into physical coal supply contracts.
At December 31, 2024, Consumers had future commitments to purchase coal during 2025 until the retirement of its last coal generating unit; payment obligations under these contracts totaled $24 million. Most of Consumers’ rail-supplied coal contracts have fixed prices, although some contain market-based pricing. At December 31, 2024, Consumers had 100 percent of its remaining 2025 expected coal requirements under contract, as well as a 20‑day supply of coal on hand.
In conjunction with its coal supply contracts, Consumers leases a fleet of railcars and has transportation contracts with various companies to provide rail services for delivery of purchased coal to Consumers’ generating facilities. Consumers’ coal transportation contracts are future commitments and expire on various dates through 2025; payment obligations under these contracts totaled $65 million at December 31, 2024.
Electric Utility Competition: Consumers’ electric utility business is subject to actual and potential competition from many sources, in both the wholesale and retail markets, as well as in electric generation, electric delivery, and retail services.
Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At December 31, 2024, electric deliveries under the ROA program were at the ten‑percent limit. Fewer than 300 of Consumers’ electric customers purchased electric generation service under the ROA program. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Consumers Electric Utility Outlook and Uncertainties.
Consumers also faces competition or potential competition associated with industrial customers relocating all or a portion of their production capacity outside of Consumers’ service territory for economic reasons; municipalities owning or operating competing electric delivery systems; and customer self-generation. Consumers addresses this competition in various ways, including:
•aggressively controlling operating, maintenance, power supply, and fuel costs and passing savings on to customers
•providing renewable energy options and energy waste reduction programs
•providing competitive rate-design options, particularly for large energy-intensive customers
•offering tariff-based incentives that support economic development
•monitoring activity in adjacent geographical areas

Consumers Gas Utility
Gas Utility Operations: Consumers’ gas utility operations, which include the purchase, transmission, storage, distribution, and sale of natural gas, generated operating revenue of $2.1 billion in 2024, $2.4 billion in 2023, and $2.7 billion in 2022. Consumers’ gas utility customer base consists of a mix of primarily residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.
Presented in the following illustration is Consumers’ 2024 gas utility operating revenue of $2.1 billion by customer class:

Other: 4%
Industrial: 5%
GCC: 15%
Commercial: 16%
Residential 60%

Consumers’ gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.
In 2024, deliveries of natural gas through Consumers’ pipeline and distribution network, including off-system transportation deliveries, totaled 362 Bcf, which included GCC deliveries of 27 Bcf. In 2023, deliveries of natural gas through Consumers’ pipeline and distribution network, including off-system transportation deliveries, totaled 375 Bcf, which included GCC deliveries of 31 Bcf. Consumers’ gas utility operations are seasonal. The consumption of natural gas increases in the winter, due primarily to colder temperatures and the resulting use of natural gas as heating fuel. Consumers injects natural gas into storage during the summer months for use during the winter months. During 2024, 47 percent of the natural gas supplied to all customers during the winter months was supplied from storage.

Presented in the following illustration are Consumers’ monthly weather-normalized natural gas deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including GCC deliveries, during 2024 and 2023:

Total Bcf per Month
0
10
20
30
40
50
January
February
March
April
May
June
July
August
September
October
November
December
2023
2024

Gas Utility Properties: Consumers’ gas transmission, storage, and distribution system consists of:
•2,342 miles of transmission lines
•15 gas storage fields with a total storage capacity of 309 Bcf and a working gas volume of 154 Bcf
•28,368 miles of distribution mains
•eight compressor stations with a total of 153,393 installed and available horsepower
Under its Methane Reduction Plan, Consumers has set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent, from 2012 baseline levels, by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset by purchasing and/or producing renewable natural gas. For further information on Consumers’ progress towards its net-zero methane emissions goal, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.

Gas Utility Supply: In 2024, Consumers purchased 85 percent of the gas it delivered to its full-service sales customers. The remaining 15 percent was purchased from authorized GCC suppliers and delivered by Consumers to customers in the GCC program. Presented in the following illustration are the supply arrangements for the gas Consumers delivered to GCC and GCR customers during 2024:

GCC suppliers: 15%
GCR firm city-gate contracts: 52%
GCR firm gas transportation contracts: 33%

Firm city-gate and firm gas transportation contracts are those that define a fixed amount, price, and delivery time frame. Consumers’ firm gas transportation contracts are with Panhandle Eastern Pipe Line Company and Trunkline Gas Company, LLC, each a non‑affiliated company. Under these contracts, Consumers purchases and transports gas to Michigan for ultimate delivery to its customers. Consumers’ firm gas transportation contracts expire on various dates through 2028 with planned contract volumes providing 36 percent of Consumers’ total forecasted gas supply requirements for 2025. Consumers purchases the balance of its required gas supply under firm city-gate contracts and through authorized suppliers under the GCC program.
Gas Utility Competition: Competition exists in various aspects of Consumers’ gas utility business. Competition comes from GCC and transportation programs; system bypass opportunities for new and existing customers; and from alternative fuels and energy sources, such as propane, oil, and electricity.

NorthStar Clean Energy—Non-utility Operations and Investments
NorthStar Clean Energy, through various subsidiaries and certain equity investments, is engaged in domestic independent power production, including the development and operation of renewable generation, and the marketing of independent power production. NorthStar Clean Energy’s operating revenue was $316 million in 2024, $297 million in 2023, and $445 million in 2022.
Independent Power Production: Presented in the following table is information about the independent power plants in which CMS Energy had an ownership interest at December 31, 2024:

Location	Ownership Interest (%)	Primary Fuel Type	Gross Capacity (MW)	[1]	2024 Net Generation (GWh)
Dearborn, Michigan	100	Natural gas	770		5,655
Jackson County, Arkansas	100	Solar	180		363
Gaylord, Michigan	100	Natural gas	134		20
Paulding County, Ohio[2]	100	Wind	100		270
Comstock, Michigan	100	Natural gas	76		245
Delta Township, Michigan[2]	100	Solar	24		40
Phillips, Wisconsin[3]	100	Solar	3		4
Paulding County, Ohio	100	Solar and storage	3		—
Coke County, Texas	51	Wind	525		1,786
Filer City, Michigan	50	Coal	73		230
New Bern, North Carolina	50	Wood waste	50		261
Flint, Michigan	50	Wood waste	40		96
Grayling, Michigan	50	Wood waste	38		164
Total			2,016		9,134
1Represents the intended full-load sustained output of each plant. The amount of capacity relating to CMS Energy’s ownership interest was 1,658 MW and net generation relating to CMS Energy’s ownership interest was 7,883 GWh at December 31, 2024.
2NorthStar Clean Energy has entered into an agreement to sell a noncontrolling interest in this plant in 2025.
3NorthStar Clean Energy has entered into an agreement to sell this plant in 2025.
The operating revenue from independent power production was $69 million in 2024, $64 million in 2023, and $58 million in 2022.
Energy Resource Management: CMS ERM purchases and sells energy commodities in support of NorthStar Clean Energy’s generating facilities with a focus on optimizing the independent power production portfolio. In 2024, CMS ERM marketed one Bcf of natural gas and 7,475 GWh of electricity. Electricity marketed by CMS ERM was generated by independent power production of NorthStar Clean Energy and by unrelated third parties. CMS ERM’s operating revenue was $247 million in 2024, $233 million in 2023, and $387 million in 2022.
NorthStar Clean Energy Competition: NorthStar Clean Energy competes with other energy developers, energy retailers, and independent power producers. The needs of this market are driven by current electric demand and available generation, as well as projections of future electric demand and available generation.

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
FERC and NERC
CMS Energy and its affiliates and subsidiaries are subject to regulation by FERC in a number of areas. FERC regulates certain aspects of Consumers’ electric business, including, but not limited to, compliance with FERC accounting rules, wholesale electric and transmission rates, operation of licensed hydroelectric generating plants, corporate mergers and the sale and purchase of certain assets, issuance of securities, and conduct among affiliates. FERC also regulates the tariff rules and procedures administered by MISO and other independent system operators/regional transmission organizations, including rules governing wholesale electric markets and interconnection of new generating facilities to the transmission system. FERC, in connection with NERC and with regional reliability organizations, also regulates generation and transmission owners and operators, load-serving entities, and others with regard to reliability of the bulk power system.
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
Energy Legislation
In November 2023, Michigan enacted the 2023 Energy Law, which among other things:
•raised the renewable energy standard from the present 15‑percent requirement to 50 percent by 2030 and 60 percent by 2035; renewable energy generated anywhere within MISO can be applied to meeting this standard, with certain limitations
•set a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero-carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, are considered clean energy sources under this standard
•authorized the MPSC to grant extensions of the clean energy or renewable energy standards deadlines if compliance is not practically feasible, would be excessively costly to customers, or would cause reliability issues
•increased the energy waste reduction requirement for electric utilities to achieve annual reductions in customers’ electricity use from the present one‑percent reduction requirement to 1.5 percent beginning in 2026; beyond this requirement, the law set a goal of a two‑percent reduction and required that such goal be incorporated in an electric utility’s integrated resource plan modeling scenarios
•increased the energy waste reduction requirement for gas utilities to achieve annual reductions in customers’ gas use from the present 0.75‑percent reduction requirement to 0.875 percent beginning in 2026
•enhanced existing incentives for energy efficiency programs and returns earned on new clean or renewable PPAs
•created a new energy storage standard that requires electric utilities to file plans by 2029 to obtain new energy storage that will contribute to a Michigan target of 2,500 MW based on their pro rata share
•expanded the statutory cap on distributed generation resources to ten percent
•expanded the MPSC’s scope of considerations in integrated resource plans to include affordability, greenhouse gas emissions, environmental justice considerations, the effects on human health, and other environmental concerns
•provided the MPSC siting authority over large renewable energy projects
Consumers filed updates to its renewable energy plan in November 2024 and plans to file updates to its Clean Energy Plan in 2026. Together, these updated plans will serve as Consumers’ blueprint to meeting the requirements of the 2023 Energy Law by focusing on increasing the generation of renewable energy, deploying energy storage, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times.

CMS Energy and Consumers Environmental Strategy and Compliance
CMS Energy and Consumers are committed to protecting the environment; this commitment extends beyond compliance with applicable laws and regulations. Consumers’ Clean Energy Plan details its long-term strategy for delivering safe, reliable, affordable, clean, and equitable energy to its customers. While Consumers’ existing Clean Energy Plan, established under Michigan’s integrated resource planning process, provides a path towards meeting the requirements of the 2023 Energy Law, Consumers will file updates to the plan in 2026 to expand and solidify that path. Additionally, Consumers filed updates to its renewable energy plan in November 2024 to propose plans to meet the increased renewable energy standard. Together, these plans will enable Consumers to achieve 60 percent renewable energy by 2035 and 100 percent clean energy by 2040 and will also contribute to Consumers’ achievement of its net-zero emissions goals.
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
Encompassing both its electric and gas businesses, Consumers has set a net-zero greenhouse gas emissions target by 2050. This goal incorporates greenhouse gas emissions from Consumers’ natural gas delivery system, including suppliers and customers, and has an interim goal of reducing customer emissions by 25 percent by 2035. Consumers expects to meet this goal through carbon offset measures, renewable natural gas, energy efficiency and demand response programs, and the adoption of cost-effective emerging technologies once proven and commercially available.
CMS Energy’s and Consumers’ commitment to protecting the environment extends to advancing the principles of environmental justice in current and future operations. These principles center on protecting communities impacted by the companies’ operations, especially those communities that are most vulnerable and may have suffered disparate impacts of environmental harm.
Advancing environmental justice comes in a variety of forms. For example, Consumers has conducted an environmental justice analysis to help understand the environmental impacts of its clean energy transformation. Similarly, Consumers is using an environmental justice screening tool provided by the State of Michigan in the planning of improvements to the electric and gas distribution system, including prioritizing investments in more vulnerable communities.
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
CMS Energy has recorded a $48 million liability for its subsidiaries’ obligations associated with Bay Harbor and Consumers has recorded a $60 million liability for its obligations at a number of former MGP sites. For additional information, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments.
Costs related to the construction, operation, corrective action, and closure of solid waste disposal facilities for coal ash are significant. Consumers’ coal ash disposal areas are regulated under Michigan’s solid waste rules and by the EPA’s rules regulating CCRs. To address some of the requirements of these rules, Consumers has converted all of its fly ash handling systems to dry systems. In addition, Consumers’ ash facilities have programs designed to protect the environment and are subject to quarterly EGLE inspections. Consumers’ estimate of capital and cost of removal expenditures to comply with regulations relating to ash disposal is $237 million from 2025 through 2029. Consumers’ future costs to comply with solid waste disposal regulations may vary depending on future legislation, litigation, executive orders, treaties, or rulemaking.
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
Human Capital
CMS Energy and Consumers employ a highly trained and skilled workforce comprised of union and non‑union employees. Presented in the following table are the number of employees of CMS Energy and Consumers:

December 31	2024	2023	2022
CMS Energy, including Consumers
Full-time and part-time employees	8,324	8,356	9,073
Consumers
Full-time and part-time employees	8,090	8,144	8,879
At December 31, 2024, unions represented 44 percent of CMS Energy’s employees and 46 percent of Consumers’ employees. The UWUA represents Consumers’ operating, maintenance, construction, and customer contact center employees. The USW represents Zeeland plant employees. The UWUA and USW agreements expire in 2025.

The safety of co-workers, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. On an annual basis, CMS Energy and Consumers set various safety goals tied to the OSHA recordable incident rate and high-risk injuries. The companies’ OSHA recordable incident rate was 1.71 in 2024 and 1.48 in 2023. The target recordable incident rate for 2025 is 1.00, which, if achieved, would place Consumers within the first quartile of its EEI peer group. High-risk injuries encompass all recordable and non-recordable incidents with the potential for serious injury or fatality. In 2024, the companies recorded 11 high-risk injuries, achieving their goal of less than 13 high-risk injuries.
Within the utility industry, there is strong competition for rare, high-demand talent, including those related to electric line work, renewable energy generation, technology, and data analytics. In order to address this competition and to be able to meet their human capital needs, CMS Energy and Consumers provide compensation and benefits that are competitive with industry peers. Furthermore, CMS Energy and Consumers have developed a comprehensive talent strategy, the People Strategy, to attract, develop, and retain highly skilled co-workers. The strategy focuses on three areas, which are summarized below. The first two areas listed below focus on creating an environment that attracts and retains top talent and ensuring that all co-workers can thrive and contribute to the companies’ mission and purpose.
•Cultivating a Purpose-driven Culture: This goal aims to ensure all co-workers understand how their work contributes to CMS Energy’s and Consumers’ key strategic goals.
•Creating a Breakthrough Employee Experience: A breakthrough employee experience is one that instills pride and ownership in one’s work. To measure progress toward a breakthrough employee experience, CMS Energy and Consumers assess engagement, empowerment, and diversity, equity, and inclusion efforts using the companies’ culture index. For the year ended December 31, 2024, the companies attained scores of:
◦72 percent positive sentiment for engagement, up 11 percentage points from 2023
◦65 percent positive sentiment for empowerment, up 17 percentage points from 2023
◦73 percent positive sentiment for diversity, equity, and inclusion, up eight percentage points from 2023
CMS Energy and Consumers aim to continuously improve these scores every year.
•Building Skill Sets at Scale: With an overarching goal of ensuring co-workers have the right skills to succeed, CMS Energy and Consumers measure progress in this area through achievement of workforce planning and hiring milestones and through a first-time skill attainment index to evaluate the effectiveness of training. CMS Energy and Consumers develop skill sets in co‑workers through a variety of means, including union apprenticeship programs and yearly trainings for newly required skills.
This talent strategy allows CMS Energy and Consumers to shape co-workers’ experience and enable leaders to coach and develop co‑workers, source talent, and anticipate and adjust to changing skill sets in the business environment.

Diversity, Equity, and Inclusion
As a part of their People Strategy, CMS Energy and Consumers employ a broad and holistic diversity, equity, and inclusion strategy focused on embracing differences. The strategy is aimed at integrating principles of equity and inclusion into every process and co‑worker experience. To measure their success, CMS Energy and Consumers utilize select questions in the annual engagement survey to create a diversity, equity, and inclusion index. For the year ended December 31, 2024, the diversity, equity, and inclusion index score was 73 percent.
CMS Energy and Consumers are committed to building an inclusive workplace that embraces the diverse makeup of the communities that they serve. The following table presents the composition of CMS Energy’s and Consumers’ workforce:

December 31, 2024	CMS Energy, including Consumers	Consumers
Percent female employees	26%	26%
Percent racially or ethnically diverse employees	14	14
Percent employees with disabilities	5	5
Percent veteran employees	10	10
Co‑workers are also empowered to engage in business employee resource groups and events that encourage candid conversations around diversity, equity, and inclusion. These activities enhance personal growth, build stronger connections among co-workers, and contribute to a more inclusive workplace. There are seven business employee resource groups available to all co‑workers; these groups are:
•Women in Energy, working toward an inclusive place for all women in the fields they have chosen, from front line to management
•the Minority Advisory Panel, promoting a culture of diversity and inclusion among all racial and ethnic minorities through education, leadership, development, and networking
•the Veterans Advisory Panel, supporting former and active military personnel and assisting in recruiting and retaining veterans through career development
•Genergy, a multigenerational group designed to bridge the gap of learning, networking, and mentoring across the generations of the workforce
•the Pride Alliance of Consumers Energy, promoting an inclusive environment that is safe, supportive, and respectful for lesbian, gay, bi-sexual, and transgender persons and allies
•Capable, aimed at removing barriers and creating pathways to meaningful work for co-workers of all abilities
•Interfaith, a space for co‑workers of all backgrounds to gather and celebrate their unique beliefs, creating an environment of understanding and respect for all faiths, religions, and spiritual beliefs, including those with no faith affiliation

Information About CMS Energy’s and Consumers’ Executive Officers
Presented in the following table are the company positions held during the last five years for each of CMS Energy’s and Consumers’ executive officers as of February 11, 2025:

Name, Age, Position(s)	Period
Garrick J. Rochow (age 50)
CMS Energy
President, CEO, and Director	12/2020 – Present
Executive Vice President	1/2020 – 12/2020
Consumers
President, CEO, and Director	12/2020 – Present
Executive Vice President	1/2020 – 12/2020
NorthStar Clean Energy
Chairman of the Board, CEO, and Director	12/2020 – Present
Rejji P. Hayes (age 50)
CMS Energy
Executive Vice President and CFO	5/2017 – Present
Consumers
Executive Vice President and CFO	5/2017 – Present
NorthStar Clean Energy
Executive Vice President, CFO, and Director	5/2017 – 6/2024
EnerBank
Chairman of the Board and Director	10/2018 – 10/2021
Tonya L. Berry (age 52)
CMS Energy
Senior Vice President	2/2022 – Present
Consumers
Senior Vice President	2/2022 – Present
Vice President	11/2018 – 2/2022
Brandon J. Hofmeister (age 48)
CMS Energy
Senior Vice President	7/2017 – Present
Consumers
Senior Vice President	7/2017 – Present
NorthStar Clean Energy
Senior Vice President	9/2017 – 6/2024

Name, Age, Position(s)	Period
Shaun M. Johnson (age 46)
CMS Energy
Senior Vice President and General Counsel	5/2019 – Present
Consumers
Senior Vice President and General Counsel	5/2019 – Present
NorthStar Clean Energy
Senior Vice President, General Counsel, and Director	4/2019 – 6/2024
EnerBank
Senior Vice President and General Counsel	8/2018 – 6/2020
LeeRoy Wells, Jr. (age 46)
CMS Energy
Senior Vice President	12/2020 – Present
Consumers
Senior Vice President	12/2020 – Present
Vice President	8/2017 – 12/2020
Scott B. McIntosh (age 49)
CMS Energy
Vice President, Controller, and CAO	9/2021 – Present
Vice President and Controller	6/2021 – 9/2021
Vice President	9/2015 – 6/2021
Consumers
Vice President, Controller, and CAO	9/2021 – Present
Vice President and Controller	6/2021 – 9/2021
Vice President	9/2015 – 6/2021
NorthStar Clean Energy
Vice President, CAO, and Director	6/2024 – Present
Vice President, Controller, and CAO	9/2021 – 6/2024
Vice President and Controller	6/2021 – 9/2021
Vice President	9/2015 – 6/2021
There are no family relationships among executive officers and directors of CMS Energy or Consumers. The list of directors and their biographies will be included in CMS Energy’s and Consumers’ definitive proxy statement for their 2025 Annual Meetings of Shareholders to be held May 2, 2025. The term of office of each of the executive officers extends to the first meeting of the Board after the next annual election of Directors of CMS Energy and Consumers (to be held on May 2, 2025).

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
Disruptions in the capital and credit markets, or the inability to obtain required regulatory authorization for issuances of securities including debt, including as may be required from FERC, could adversely affect CMS Energy’s and Consumers’ access to liquidity needed for their businesses. Any liquidity disruption could require CMS Energy and Consumers to take measures to conserve cash including, but not limited to, deferring capital expenditures, changing commodity purchasing strategies to avoid collateral-posting requirements, and reducing or eliminating future share repurchases, dividend payments, or other discretionary uses of cash.
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
The creation of utilities by municipalities in Consumers’ service territory, or the impairment of Consumers’ franchise rights to serve customers in municipalities, could have a material adverse effect on CMS Energy’s and Consumers’ businesses.
Michigan law allows Consumers’ electric and natural gas utility businesses to serve customers pursuant to franchises granted by municipalities. Michigan law also allows municipalities to create, own, and operate utilities. If one or more municipalities in Consumers’ service territory created a new or supplemental utility, or impaired the franchise under which Consumers serves customers in the municipality, it could have a material adverse effect on CMS Energy and Consumers.

Distributed energy resources could have a material adverse effect on CMS Energy’s and Consumers’ businesses.
Michigan law allows customers to use distributed energy resources for their electric energy needs. These distributed energy resources are connected to Consumers’ electric grid. The 2023 Energy Law increases the cap on distributed generation to ten percent of utilities’ peak loads. It also specifies an inflow and outflow rate method that must be implemented by the MPSC and provides federal funding for low-income distributed generation. FERC policy allows many customer-owned behind-the-meter and grid-connected distributed energy resources to participate in and receive revenue from wholesale electricity markets, as governed by evolving wholesale market rules subject to FERC oversight. Increased customer use of distributed energy resources could result in a reduction of Consumers’ electric sales. Third parties’ operations of distributed energy resources could also potentially have a negative impact on the stability of the grid. An increase in customers’ use of distributed energy resources, and the rate structure for distributed energy resources customers’ use of Consumers’ system and Consumers’ purchases of their excess generation, could have a material adverse effect on CMS Energy and Consumers.
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
Orders of the MPSC could limit recovery of costs of providing service. These orders could also result in adverse regulatory treatment of other matters. For example, MPSC orders could prevent or curtail Consumers from shutting off non‑paying customers, could prevent or limit the implementation of an electric or gas revenue mechanism, or could penalize Consumers for not meeting service and reliability standards. Regulators could face competitive or political pressures to avoid or limit rate increases for a number of reasons, including economic downturn in the state, reliability and economic justice concerns, or decreased customer base, among others.
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
The various risks associated with the MPSC and FERC regulation of CMS Energy’s and Consumers’ businesses, which include the risk of adverse decisions in any number of rate or regulatory proceedings before either agency, as well as judicial proceedings challenging any agency decisions, could have a material adverse effect on CMS Energy and Consumers. Changes to the tariffs or business practice manuals of certain wholesale market operators such as MISO, PJM, or ERCOT, or corresponding impacts such as interconnection delays for new electric generation or storage projects, could also have a material adverse effect on CMS Energy and Consumers.
Utility regulation, state or federal legislation, and compliance could have a material adverse effect on CMS Energy’s and Consumers’ businesses.
CMS Energy and certain of its subsidiaries, including Consumers, are subject to, or affected by, extensive utility regulation and state and federal legislation, including through application of policies and rules of numerous state and federal agencies and governmental entities. If it were determined that CMS Energy or Consumers failed to comply with applicable laws and regulations or with applicable tariff provisions, they could become subject to fines, penalties, refund or disgorgement orders, or disallowed costs, or be required to implement additional compliance, cleanup, or remediation programs, the cost of which could be material. CMS Energy and Consumers cannot predict the impact of new laws, rules, regulations, tariffs, principles, or practices by federal or state agencies or wholesale electricity market operators, or challenges or changes to present laws, rules, regulations, tariffs, principles, or practices and the interpretation of any adoption or change. Furthermore, any state or federal legislation concerning CMS Energy’s or Consumers’ operations could also have a material adverse effect.
FERC, through NERC and its delegated regional entities, oversees reliability of certain portions of the electric grid. CMS Energy and Consumers cannot predict the impact of FERC orders or actions of NERC and its regional entities on electric system reliability. Additionally, natural gas pipeline infrastructure has recently been under scrutiny following disruptions related to extreme weather and cyber incidents. Additional regulation in this area could adversely affect Consumers’ gas operations.
CMS Energy and Consumers have announced ambitious plans to reduce their impact on climate change and increase the reliability of their electric distribution system. Achieving these plans depends on numerous factors, many of which are outside of their control.
Consumers has announced a long-term strategy for delivering clean, reliable, resilient, and affordable energy, including a plan to end the use of coal in owned generation in 2025, and other subsidiaries of CMS Energy have plans to develop and operate clean energy assets. The MPSC, FERC, other regulatory authorities, or other third parties may prohibit, delay, or impair some or all of CMS Energy’s and Consumers’ planned acquisitions or development of owned or purchased electric generation and storage capacity. Consumers’ planned electric generation capacity, including renewable generation or storage projects, may be adversely impacted by interconnection delays at MISO or in the footprints of other regional transmission organizations, and/or by interconnection costs. CMS Energy and Consumers and its contractors may be unable to acquire, site, construct timely, and/or permit generation and storage capacity, including some or all of the generation and storage capacity proposed in Consumers’ plan. CMS Energy and Consumers’ ability to implement their plans may be affected by environmental regulations, global supply chain disruptions, import tariffs, and changes in the cost, availability, and supply of generation and storage capacity. While CMS Energy and Consumers continue to advocate for advances in commercially available technologies required to reduce or eliminate greenhouse gases on a cost-effective basis at scale, such advances are largely outside of CMS Energy’s and Consumers’ control. Advancements in technology related to items such as battery storage, carbon capture/storage, and electric vehicles may not become commercially available or economically feasible as projected. Customer programs such as energy efficiency and demand response may not realize the projected levels of customer participation.
Consumers has also announced its Reliability Roadmap. The Reliability Roadmap includes larger investments in grid hardening, distribution capacity, and automation to deliver better than median reliability to customers given increasingly severe weather and customer adoption of new technologies. The MPSC or other third parties may prohibit, delay, or impair the Reliability Roadmap and some or all of the associated capital investments. Consumers’ ability to implement its plan may be affected by global supply chain disruptions and/or workforce availability.
Consumers has also announced its Natural Gas Delivery Plan, a rolling ten‑year investment plan to deliver safe, reliable, clean, and affordable natural gas to customers. This plan includes accelerated infrastructure replacements, innovative leak detection technology, and process changes to reduce or eliminate methane emissions. The MPSC, FERC, U.S. Department of Transportation, other regulatory authorities, or other third parties may prohibit, delay, or impair the Natural Gas Delivery Plan and some or all of the associated capital investments. Consumers’ ability to implement its plan may be affected by environmental regulations, global supply chain disruptions, import tariffs, and changes in the cost, availability, and supply of natural gas or the ability to deliver natural gas to customers. Advancements in technology related to items such as renewable natural gas may not become commercially available or economically feasible as projected in Consumers’ plan.
CMS Energy and Consumers could suffer financial loss, reputational damage, litigation, or other negative repercussions if they are unable to achieve their ambitious plans.
Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact CMS Energy and Consumers.
CMS Energy and Consumers are required to make judgments regarding the potential tax effects of various financial transactions and results of operations in order to estimate their obligations to taxing authorities. The tax obligations include income taxes, real estate taxes, sales and use taxes, employment-related taxes, and ongoing issues related to these tax matters. The judgments include determining reserves for potential adverse outcomes regarding tax positions that have been taken and may be subject to challenge by the IRS and/or other taxing authorities. Unfavorable settlements of any of the issues related to these reserves or other tax matters at CMS Energy or Consumers could have a material adverse effect. Additionally, changes in federal, state, or local tax rates or other changes in tax laws could have adverse impacts. The change in administration and the expiring tax cuts in the TCJA could result in changes to the renewable energy tax credits enacted in the Inflation Reduction Act of 2022. These changes could impact CMS Energy’s and Consumers’ clean energy efforts.
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
The following risks related to climate change, emissions, and environmental regulations could also have a material adverse impact on CMS Energy and Consumers:
•a change in policy/regulation, regulators’ implementation of policy/regulation or litigation originated by third parties against CMS Energy or Consumers due to CMS Energy’s or Consumers’ greenhouse gas or other emissions or CCR disposal and storage
•impairment of CMS Energy’s or Consumers’ reputation due to their greenhouse gas or other emissions and public perception of their response to potential environmental regulations, rules, and legislation
•weather that may affect customer demand, company operations, or company infrastructure, including catastrophic weather-related damage and extreme temperatures; natural disasters such as severe storms, floods, and droughts; fires; or smoke
•implementation of state or federal environmental justice requirements
Consumers expects to collect fully from its customers, through the ratemaking process, expenditures incurred to comply with environmental regulations, but cannot guarantee this outcome. If Consumers were unable to recover these expenditures from customers in rates, CMS Energy or Consumers could be required to seek significant additional financing to fund these expenditures.
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
Consumers expects to incur additional substantial costs related to the remediation of its former MGP sites and other response activity costs at a number of other former sites, including, but not limited to, sites of retired coal-fueled electric generating units and sites containing coal ash and related materials, under

NREPA, RCRA, CERCLA and related state and federal regulations. Consumers believes these costs should be recoverable in rates but cannot guarantee that outcome.
Business/Operations Risks
There are risks associated with Consumers’ substantial capital investment program planned for the next five years.
Consumers’ planned investments include the construction or acquisition of electric generation, electric and gas infrastructure, conversions and expansions, environmental controls, electric grid automation technologies, and other electric and gas investments to upgrade delivery systems, as well as decommissioning of older facilities. The success of these capital investments depends on or could be affected by a variety of factors that include, but are not limited to:
•effective pre-acquisition evaluation of asset values, future operating costs, potential environmental and other liabilities, and other factors beyond Consumers’ control
•effective cost and schedule management of new capital projects
•availability of qualified construction personnel, both internal and contracted
•effective and timely contractor performance
•changes in commodity and other prices, applicable tariffs, and/or material and equipment availability
•governmental actions
•interconnection uncertainty, delays, and costs for electric generation projects
•operational performance
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
The agreements that CMS Energy and Consumers enter into for the sale of assets can include provisions whereby they are required to:
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
Customers could also reduce their consumption of electricity and natural gas through energy waste reduction programs. Similarly, customers could also reduce their consumption of natural gas through alternative technologies or fuels or through electrification.
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
Demand for electricity associated with data center expansion could have a material effect on CMS Energy and Consumers.
Consumers’ utility operations are affected by new customers and load growth. Rapid expansion of data centers associated with increasing demand for cloud services, artificial intelligence, and other applications could lead to an unprecedented increase in demand for electric power in MISO and in Consumers’ service territory. Data center electric demand could require a rapid and significant increase in generation capacity and grid infrastructure in the MISO footprint as well as in Consumers’ service territory, which could have a material effect on CMS Energy and Consumers.
Alternatively, this rapid expansion of data centers and resulting increase in demand for electric power in MISO and in Consumers’ service territory may not develop as planned.
CMS Energy and Consumers are subject to information security risks, risks of unauthorized access to their systems, and technology failures.
In the regular course of business, CMS Energy and Consumers handle a range of sensitive confidential security and customer information. In addition, CMS Energy and Consumers operate in a highly regulated industry that requires the continued operation of sophisticated information and control technology systems and network infrastructure. Despite implementation of security measures, technology systems, including disaster recovery and backup systems, are vulnerable to failure, cyber attacks, unauthorized access, and being disabled. These events could impact the reliability of electric generation and electric and gas delivery and also subject CMS Energy and Consumers to financial harm. Cyber attacks, which include the use of malware, ransomware, computer viruses, and other means for disruption or unauthorized access against companies, including CMS Energy and Consumers, are increasing in frequency, scope, and potential impact. While CMS Energy and Consumers have not been subject to cyber incidents that have had a material impact on their operations to date, their security measures in place may be insufficient to prevent a major cyber incident in the future. If technology systems, including disaster recovery and backup systems, were to fail or be breached, CMS Energy and Consumers might not be able to fulfill critical business functions, and sensitive confidential and proprietary data could be compromised. In addition, because CMS Energy’s and Consumers’ generation, transmission, and distribution systems are part of an interconnected system, a disruption caused by a cyber incident at another utility, electric generator, system operator, or commodity supplier could also adversely affect CMS Energy or Consumers.
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
Assets, equipment, and personnel of CMS Energy and Consumers, including electric and gas delivery systems, power plants, gas infrastructure including storage facilities, wind energy or solar equipment, energy products, energy storage assets, vehicle fleets and equipment, other assets, or employees and contractors, could be involved in incidents, failures, or accidents that result in injury, loss of life, or property loss and damage to customers, employees, or the public. Although CMS Energy and Consumers have insurance coverage for many potential incidents (subject to deductibles, limitations, and self-insurance amounts that could be material), depending upon the nature or severity of any incident, failure, or accident, CMS Energy or Consumers could suffer financial loss, reputational damage, and negative repercussions from regulatory agencies or other public authorities, even where there is no legal liability.
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
A substantial portion of Consumers’ operating expenses for its electric generating plants and vehicle fleet consists of the costs of obtaining commodities. The contracts associated with Consumers’ fuel for electric generation and purchased power are executed in conjunction with the PSCR mechanism, which is designed to allow Consumers to recover prudently incurred costs associated with its positions in these commodities. If the MPSC determined that any of these contracts or related contracting policies were imprudent, recovery of these costs could be disallowed.
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
CMS Energy and Consumers might not be able to obtain an adequate supply of natural gas or coal, which could limit their ability to operate electric generation facilities or serve Consumers’ natural gas customers.
CMS Energy and Consumers have contracts in place for the supply and transportation of the natural gas, coal, and other fuel sources they require for their electric generating capacity. Consumers also has interstate transportation and supply agreements in place to facilitate delivery of natural gas to its customers. Apart from the contractual and monetary remedies available to CMS Energy and Consumers in the event of a counterparty’s failure to perform under any of these contracts, there can be no assurances that the counterparties to these contracts will fulfill their obligations to provide natural gas or coal to CMS Energy or Consumers. The counterparties under the agreements could experience financial or operational problems that inhibit their ability to fulfill their obligations to CMS Energy or Consumers. In addition, counterparties under these contracts might not be required to supply natural gas or coal to CMS Energy or Consumers under certain circumstances, such as in the event of a natural disaster or severe weather.
If Consumers were unable to obtain its supply requirements, it could be required to purchase natural gas or coal at higher prices, implement its natural gas curtailment program filed with the MPSC, or purchase replacement power at higher prices.
Unplanned outages or maintenance could be costly for CMS Energy or Consumers.
Unforeseen outages or maintenance of the electric and gas delivery systems, power plants, gas infrastructure including storage facilities and compression stations, wind energy or solar equipment, energy storage assets, and energy products owned in whole or in part by CMS Energy or Consumers may be required for many reasons. When unplanned outages occur, CMS Energy and Consumers will not only incur unexpected maintenance expenses, but may also have to make spot market purchases of electric and gas commodities that may exceed CMS Energy’s or Consumers’ expected cost of generation or gas supply, be forced to curtail services, or retire a given asset if the cost or timing of the maintenance is not reasonable and prudent. Unplanned generator outages could reduce the capacity credit CMS Energy or Consumers receives from MISO and could cause CMS Energy or Consumers to incur additional capacity costs in future years.
General Risk Factors
CMS Energy and Consumers are exposed to counterparty risk.
Adverse economic conditions or financial difficulties experienced by counterparties with whom CMS Energy and Consumers do business could impair the ability of these counterparties to pay for CMS Energy’s and Consumers’ services and/or fulfill their contractual obligations, including performance and payment of damages. CMS Energy and Consumers depend on these counterparties to remit payments and perform contracted services in a timely and adequate fashion. In addition, any delay or default in payment or performance, including inadequate performance, of contractual obligations (such as contractual obligations by third parties to perform work, supply equipment, provide services, and meet related specifications or requirements), could have a material adverse effect on CMS Energy and Consumers.
Volatility and disruptions in capital and credit markets could have a negative impact on CMS Energy’s and Consumers’ lenders, vendors, contractors, suppliers, customers, and other counterparties, causing them to fail to meet their obligations.
CMS Energy and Consumers are exposed to significant reputational risks.
CMS Energy and Consumers could suffer negative impacts to their reputations as a result of operational incidents, accidents, actual or perceived violations of corporate policies or regulatory violations, inappropriate use of social media, or other events. Reputational damage could have a material adverse effect and could result in negative customer perception and increased regulatory oversight.
A work interruption or other union actions could adversely affect Consumers.
At December 31, 2024, unions represent 46 percent of Consumers’ employees. Consumers’ union agreements expire in 2025. If these employees were to engage in a strike, work stoppage, or other slowdown, Consumers could experience a significant disruption in its operations and higher ongoing labor costs.
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
Cybersecurity Program: CMS Energy’s and Consumers’ security function, led by the Vice President of Information Technology and Security and CIO, is accountable for cyber and physical security and is subject to various state, federal, and industry cybersecurity, physical security, and privacy regulations. Their cybersecurity program is responsible for assessing, identifying, and managing risks from cybersecurity threats using industry frameworks, as well as best practices developed by government and industry partners. All employees and contractors are required to complete annual trainings on a variety of security-related topics. Additionally, the companies continuously upgrade technological investments designed to prevent, detect, and respond to attacks. The companies’ electric, natural gas, and corporate systems each follow standards, controls, and requirements designed to maintain compliance with applicable regulations and standards, such as MPSC, NERC critical infrastructure protection, and payment card industry regulations. Technology projects and third-party service providers are reviewed for adherence to cybersecurity requirements.
CMS Energy’s and Consumers’ cybersecurity program focuses on finding and remediating vulnerabilities in their systems. The companies use third-party firms for penetration testing, audits, and assessments, and conduct technical exercises to practice their response to simulated events as well as tabletop exercises to test that response using their incident command system, including leadership decisions. The companies also have a dedicated, proactive function focused fully on monitoring CMS Energy’s and Consumers’ systems and responding when cybersecurity attacks occur. This includes regular information sharing with industry partners, peer utilities, and state and federal partners. The companies’ incident response plan outlines the individuals responsible, the methods employed, and the timeline for notifying state and federal governmental agencies. The companies retain a third-party cybersecurity firm to assist with potentially significant cybersecurity incidents and have invested in cybersecurity insurance to offset costs incurred from any such cybersecurity incidents. To manage cybersecurity risks associated with the companies’ use of third-party service providers, the companies incorporate security requirements into contracts, when deemed applicable, and pursue third-party security certifications for vendors with a higher risk profile.
CMS Energy and Consumers have experienced no material cybersecurity incidents; however, future cybersecurity incidents could materially affect their business strategy, results of operations, or financial condition. For additional details regarding these and other uncertainties, see Item 1A. Risk Factors.
Management’s Role: The Vice President of Information Technology and Security and CIO has over 25 years of information technology and security experience and, to enhance governance, reports to the Senior Vice President and General Counsel. The Vice President of Information Technology and Security and CIO is responsible for informing the CEO and other members of senior management, as necessary, about cybersecurity incidents, covering prevention, detection, mitigation, and remediation efforts as they are detected by the cybersecurity team. Cybersecurity incidents are managed using the companies’ standard process for critical events. In the event of such cybersecurity incidents, the Vice President of

Information Technology and Security and CIO communicates and collaborates with the officers of the companies and subject matter experts to address business continuity, contingency, and recovery plans. Senior management will notify the Board, including the Audit Committee, of any significant cybersecurity incidents.
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

Part II
Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
CMS Energy
CMS Energy’s common stock is traded on the New York Stock Exchange under the symbol CMS. At January 17, 2025, the number of registered holders of CMS Energy’s common stock totaled 24,092, based on the number of record holders.
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
Comparison of Five‑year Cumulative Total Return

$200
$180
$160
$140
$120
$100
2019
2020
2021
2022
2023
2024
CMS Energy
S&P 500 Index
S&P 400 Utilities Index

	Five-Year Cumulative Total Return
Company/Index	2019	2020	2021	2022	2023	2024
CMS Energy	$100	$100	$109	$110	$104	$123
S&P 500 Index	100	118	152	125	158	197
S&P 400 Utilities Index	100	86	103	103	89	117
These cumulative total returns assume reinvestments of dividends.

Consumers
Consumers’ common stock is privately held by its parent, CMS Energy, and does not trade in the public market.
Issuer Repurchases of Equity Securities
CMS Energy repurchases common stock to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the PISP. The value of shares repurchased is based on the market price on the vesting date. Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, 2024 to October 31, 2024	202	$70.96
November 1, 2024 to November 30, 2024	348	68.42
December 1, 2024 to December 31, 2024	—	—
Total	550	$69.35
As of December 31, 2024, CMS Energy has no other publicly announced plans or programs that permit the repurchase of equity securities.
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
•economic conditions
•weather
•energy commodity prices
•interest rates
•their securities’ credit ratings
The Triple Bottom Line
CMS Energy’s and Consumers’ purpose is to provide safe, reliable, affordable, clean, and equitable energy in service of their customers. In support of this purpose, CMS Energy and Consumers couple digital transformation with the “CE Way,” a lean operating model designed to improve safety, quality, cost, delivery, and employee morale.
CMS Energy and Consumers measure their progress toward the purpose by considering their impact on the “triple bottom line” of people, planet, and prosperity; this consideration takes into account not only the economic value that CMS Energy and Consumers create for customers and investors, but also their responsibility to social and environmental goals. The triple bottom line balances the interests of employees, customers, suppliers, regulators, creditors, Michigan’s residents, the investment community, and other stakeholders, and it reflects the broader societal impacts of CMS Energy’s and Consumers’ activities.

CMS ENERGY
Count on Us to Provide
Energized to Serve
Through Our Four Businesses...
Consumers Energy
Count on Us®
Electric Supply
Electric Distribution
Gas Delivery
NORTHSTAR™
CLEAN ENERGY
NorthStar Clean Energy
Safe
Reliable
Affordable
Clean
Equitable
Customer
Energy
...Accelerated by:
Team
Regulatory & Policy
CE Way
+
Digital
Measured across Our Triple Bottom Line:
People
We are one team energized to serve our customers and communities.
Planet
We are leading the clean energy transformation.
Prosperity
We deliver consistent, industry-leading financial performance that benefits all stakeholders.

CMS Energy’s Sustainability Report, which is available to the public, describes CMS Energy’s and Consumers’ progress toward world class performance measured in the areas of people, planet, and prosperity.
People: The people element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to their employees, their customers, the residents of local communities in which they do business, and other stakeholders.
The safety of co-workers, customers, and the general public is a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions.
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
In September 2023, Consumers filed its Reliability Roadmap, an update to its previous Electric Distribution Infrastructure Investment Plan filed in 2021, with the MPSC. The Reliability Roadmap outlines a five-year strategy to improve Consumers’ electric distribution system and the reliability of the grid. The plan proposes the following spending for projects designed to reduce the number and duration of power outages to customers through investment in infrastructure upgrades, vegetation management, and grid modernization:
•capital expenditures of $7 billion through 2028; this amount is $3 billion higher than proposed in the previous plan
•maintenance and operating spending of $1.7 billion through 2028, reflecting an increase of $300 million over the previous plan
In the electric rate case it filed in May 2024, Consumers outlined its proposal to begin implementing the Reliability Roadmap and requested rate recovery of the investments needed to support the plan’s key objectives.
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
CMS Energy and Consumers continue to focus on opportunities to protect the environment and reduce their carbon footprint from owned generation. CMS Energy, including Consumers, has decreased its combined percentage of electric supply (self-generated and purchased) from coal by 23 percentage points since 2015. Additionally, as a result of actions already taken through 2024, initial measurement data indicates Consumers has:
•reduced carbon dioxide emissions from owned generation by more than 30 percent since 2005
•reduced methane emissions by nearly 30 percent since 2012
•reduced the volume of water used to generate electricity by more than 50 percent since 2012
•reduced landfill waste disposal by more than two million tons since 1992
•enhanced, restored, or protected more than 11,700 acres of land since 2017
Since 2005, Consumers has reduced its sulfur dioxide and particulate matter emissions by nearly 95 percent and its NOx emissions by more than 86 percent. Consumers began tracking mercury emissions in 2007; since that time, it has reduced such emissions by more than 92 percent.
Presented in the following illustration are Consumers’ reductions in these emissions:

SO2, NOx, and PM Emissions (Tons)
105,000
90,000
75,000
60,000
45,000
30,000
15,000
0
Mercury Emissions (Lbs)
1,000
750
500
250
0
2005
2008
2011
2014
2017
2020
2023
Sulfur dioxide (SO2)
Nitrogen oxide (NOx)
Mercury
Particulate matter (PM)

In November 2023, Michigan enacted the 2023 Energy Law, which among other things:
•raised the renewable energy standard from the present 15‑percent requirement to 50 percent by 2030 and 60 percent by 2035; renewable energy generated anywhere within MISO can be applied to meeting this standard, with certain limitations
•set a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero-carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, are considered clean energy sources under this standard
•enhanced existing incentives for energy efficiency programs and returns earned on new clean or renewable PPAs
•created a new energy storage standard that requires electric utilities to file plans by 2029 to obtain new energy storage that will contribute to a Michigan target of 2,500 MW based on their pro rata share
•expanded the statutory cap on distributed generation resources to ten percent
Consumers filed updates to its renewable energy plan in November 2024 and plans to file updates to its Clean Energy Plan in 2026. Together, these updated plans will serve as Consumers’ blueprint to meeting the requirements of the 2023 Energy Law by focusing on increasing the generation of renewable energy, deploying energy storage, helping customers use less energy, and offering demand response programs to reduce demand during critical peak times.
Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs and was most recently revised and approved by the MPSC in 2022 under Michigan’s integrated resource planning process. The Clean Energy Plan outlines Consumers’ long-term strategy for delivering safe, reliable, affordable, clean, and equitable energy to its customers. This strategy includes:
•ending the use of coal in owned generation in 2025, 15 years sooner than initially planned
•purchasing the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity, allowing Consumers to continue to provide controllable sources of electricity to customers; this purchase was completed in May 2023
•soliciting capacity from sources able to deliver to Michigan’s Lower Peninsula, including battery storage facilities
Consumers’ proposed updates to its renewable energy plan include:
•the addition of up to 9,000 MW of both purchased and owned solar energy resources
•the addition of up to 2,800 MW of new, competitively bid wind capacity
•the co-location of battery energy storage with its renewable energy assets to optimize those assets
Coupled with updates to the Clean Energy Plan, these actions will enable Consumers to achieve 60 percent renewable energy by 2035 and 100 percent clean energy by 2040, and will also contribute to Consumers’ achievement of the net-zero emissions goals discussed below.
Net-zero methane emissions from natural gas delivery system by 2030: Under its Methane Reduction Plan, Consumers plans to reduce methane emissions from its system by about 80 percent, from 2012 baseline levels, by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset by purchasing and/or producing renewable natural gas. To date, Consumers has reduced methane emissions by nearly 30 percent.
Net-zero greenhouse gas emissions target for the entire business by 2050: This goal incorporates greenhouse gas emissions from Consumers’ natural gas delivery system, including suppliers and customers, and has an interim goal of reducing customer emissions by 25 percent by 2035. Consumers expects to meet this goal through carbon offset measures, renewable natural gas, energy efficiency and demand response programs, and the adoption of cost-effective emerging technologies once proven and commercially available.
Additionally, to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers set the following goals for the five-year period 2023 through 2027:
•to enhance, restore, or protect 6,500 acres of land through 2027; Consumers has enhanced, restored, or protected more than 5,000 acres of land towards this goal
•to reduce water usage by 1.7 billion gallons through 2027; Consumers has reduced water usage by more than 1.3 billion gallons towards this goal
•to annually divert a minimum of 90 percent of waste from landfills (through waste reduction, recycling, and reuse); during 2024, Consumers’ rate of waste diverted from landfills was 92 percent
CMS Energy and Consumers are monitoring numerous legislative, policy, and regulatory initiatives, including those to regulate and report greenhouse gases, and related litigation. While CMS Energy and Consumers cannot predict the outcome of these matters, which could affect them materially, they intend to continue to move forward with their clean and lean strategy.
Prosperity: The prosperity element of the triple bottom line represents CMS Energy’s and Consumers’ commitment to meeting their financial objectives and providing economic development opportunities and benefits in the communities in which they do business. CMS Energy’s and Consumers’ financial strength allows them to maintain solid investment-grade credit ratings and thereby reduce funding costs for the benefit of customers and investors, to attract and retain talent, and to reinvest in the communities they serve.
In 2024, CMS Energy’s net income available to common stockholders was $993 million, and diluted EPS were $3.33. This compares with net income available to common stockholders of $877 million and diluted EPS of $3.01 in 2023. In 2024, electric and gas rate increases were offset partially by higher interest charges and increased depreciation and property taxes, reflecting higher capital spending. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
Over the next five years, Consumers expects weather-normalized electric deliveries to increase compared to 2024. This outlook reflects strong growth in electric demand, offset partially by the effects of energy waste reduction programs. Weather-normalized gas deliveries are expected to remain stable relative to 2024, reflecting modest growth in gas demand, offset by the effects of energy waste reduction programs.

Performance: Impacting the Triple Bottom Line
CMS Energy and Consumers remain committed to delivering safe, reliable, affordable, clean, and equitable energy in service of their customers and positively impacting the triple bottom line of people, planet, and prosperity. During 2024, CMS Energy and Consumers:
•created a Clean Energy Workforce Development Program for people employed in the building trades to receive training and certifications in the areas of advanced energy efficiency, lead abatement, and other work
•buried power lines in multiple Michigan communities under a targeted undergrounding pilot program in efforts to improve electric service for Consumers’ electric customers
•began installation of nearly 3,000 line sensors, 100 automatic transfer reclosers, and 1,200 iron utility poles to improve electric reliability and help prevent power outages
•expanded Consumers’ MI Clean Air program to include several renewable natural gas projects being developed and constructed across Michigan, increasing options for customers to offset emissions associated with their natural gas use
•collaborated with the Muskegon County Resource Recovery Center to develop a 250-MW solar energy center, Consumers’ first large-scale, self-developed solar project, that is expected to power 40,000 homes by 2026
•updated Consumers’ Transportation Electrification Plan, aiming to power over 1,500 new fast charging locations and serve one million electric vehicles in Michigan by 2030
•launched a new workplace electric vehicle charging program, offering rebates to businesses that install chargers, with a goal of equipping over 500 workplaces by 2030
•completed the final phase of the Mid-Michigan Pipeline project, replacing and upgrading 55 miles of natural gas transmission pipeline in five Michigan counties, ensuring safe and reliable gas flow to homes and businesses prior to the winter season
CMS Energy and Consumers will continue to utilize the CE Way to enable them to achieve world class performance and positively impact the triple bottom line. Consumers’ investment plan and the regulatory environment in which it operates also drive its ability to impact the triple bottom line.
Investment Plan: Over the next five years, Consumers expects to make significant expenditures on infrastructure upgrades, replacements, and clean generation. While it has a large number of potential investment opportunities that would add customer value, Consumers has prioritized its spending based on the criteria of enhancing public safety, increasing reliability, maintaining affordability for its customers, and advancing its environmental stewardship. Consumers’ investment program, which is subject to approval through general rate case and other MPSC proceedings, is expected to result in annual rate-base growth of more than eight percent. This rate-base growth, together with cost-control measures, should allow Consumers to maintain affordable customer prices.

Presented in the following illustration are Consumers’ planned capital expenditures through 2029 of $20.0 billion:

Clean generation
$5.2 billion
Electric distribution and other
$8.5 billion
Gas infrastructure
$6.3 billion

Of this amount, Consumers plans to spend $14.8 billion over the next five years primarily to maintain and upgrade its electric distribution systems and gas infrastructure in order to enhance safety and reliability, improve customer satisfaction, reduce energy waste on those systems, and facilitate its clean energy transformation. Electric distribution and other projects comprise $8.5 billion primarily to strengthen circuits and substations, replace poles, and interconnect clean energy resources. The gas infrastructure projects comprise $6.3 billion to sustain deliverability, enhance pipeline integrity and safety, and reduce methane emissions. Consumers also expects to spend $5.2 billion on clean generation, which includes investments in wind, solar, and hydroelectric generation resources.
Regulation: Regulatory matters are a key aspect of Consumers’ business, particularly rate cases and regulatory proceedings before the MPSC, which permit recovery of new investments while helping to ensure that customer rates are fair and affordable. Important regulatory events and developments not already discussed are summarized below.
2024 Electric Rate Case: In May 2024, Consumers filed an application with the MPSC seeking a rate increase of $325 million, made up of two components. First, Consumers requested a $303 million annual rate increase, based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending February 28, 2026. The filing requested authority to recover costs related to new infrastructure investment primarily in distribution system reliability and cleaner energy resources. Second, Consumers requested approval of a $22 million surcharge for the recovery of distribution investments made in 2023 that exceeded the rates authorized in accordance with previous electric rate orders. In October 2024, Consumers revised its requested increase to $277 million, primarily to reflect the removal of projected capital investments associated with certain solar facilities that Consumers incorporated into its amended renewable energy plan. The MPSC must issue a final order in this case before or in March 2025.
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
2024 Gas Rate Case: In December 2024, Consumers filed an application with the MPSC seeking an annual rate increase of $248 million based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending October 31, 2026. The MPSC must issue a final order in this case before or in October 2025.
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
Looking Forward
CMS Energy and Consumers will continue to consider the impact on the triple bottom line of people, planet, and prosperity in their daily operations as well as in their long-term strategic decisions. Consumers will continue to seek fair and timely regulatory treatment that will support its customer-driven investment plan, while pursuing cost-control measures that will allow it to maintain sustainable customer base rates. The CE Way is an important means of realizing CMS Energy’s and Consumers’ purpose of providing safe, reliable, affordable, clean, and equitable energy in service of their customers.

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
Years Ended December 31	2024	2023	Change
Net Income Available to Common Stockholders	$993	$877	$116
Basic Earnings Per Average Common Share	$3.34	$3.01	$0.33
Diluted Earnings Per Average Common Share	$3.33	$3.01	$0.32

In Millions
Years Ended December 31	2024	2023	Change
Electric utility	$681	$550	$131
Gas utility	328	315	13
NorthStar Clean Energy	63	67	(4)
Corporate interest and other	(79)	(55)	(24)
Net Income Available to Common Stockholders	$993	$877	$116
For a summary of net income available to common stockholders for 2023 versus 2022, as well as detailed changes by reportable segment, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, in the Form 10‑K for the fiscal year ended December 31, 2023, filed February 8, 2024.

Amounts in the following tables are presented pre-tax, with the exception of income tax changes.
Presented in the following table is a summary of changes to net income available to common stockholders for 2024 versus 2023:

In Millions
Year Ended December 31, 2023		$877
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$45
Gas sales	(35)
Electric rate increase	235
Gas rate increase, including gain amortization in lieu of rate relief[1]	84
Absence of 2023 voluntary separation program expenses	33
Lower service restoration costs	32
Higher other income, net of expenses	4
Higher interest charges	(70)
Higher depreciation and amortization	(55)
Higher other maintenance and operating expenses	(53)
Higher income tax expense	(36)
Higher property taxes, reflecting higher capital spending, and other	(33)
Lower ASP revenue net of expense due to sale	(7)
		$144
NorthStar Clean Energy		(4)
Corporate interest and other		(24)
Year Ended December 31, 2024		$993
1    See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters.

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for 2024 versus 2023:

In Millions
Year Ended December 31, 2023		$550
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including securitization surcharge and return on higher renewable capital spending	$235
Higher revenue due primarily to favorable weather	45
Higher energy waste reduction program revenues	10
		$290
Maintenance and other operating expenses
Lower service restoration costs	32
Absence of 2023 voluntary separation program expenses	20
Higher distribution, transmission, and generation expenses	(15)
Higher energy waste reduction program costs	(10)
Higher other maintenance and operating expenses	(18)
		9
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(68)
General taxes
Higher property taxes, reflecting higher capital spending		(21)
Other income, net of expenses		(5)
Interest charges		(39)
Income taxes
Higher electric utility pre-tax earnings	(41)
Higher renewable energy tax credits[2]	11
Higher other income taxes	(5)
		(35)
Year Ended December 31, 2024		$681
1Deliveries to end-use customers were 36.8 billion kWh in 2024 and 36.3 billion kWh in 2023.
2See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12, Income Taxes.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for 2024 versus 2023:

In Millions
Year Ended December 31, 2023		$315
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$75
Lower revenue due primarily to unfavorable weather	(35)
Lower ASP business revenue[2]	(46)
ASP gain customer bill credit[3]	(8)
Lower energy waste reduction program revenues	(8)

		$(22)
Maintenance and other operating expenses
Lower ASP business expense[2]	39
Amortization of ASP gain[3]	17
Absence of 2023 voluntary separation program expenses	13
Lower energy waste reduction program costs	8
Higher maintenance and other operating expenses	(20)
		57
Depreciation and amortization
Lower depreciation rates, offset partially by higher capital spending		13
General taxes
Higher property taxes, reflecting higher capital spending and other		(12)
Other income, net of expenses		9
Interest charges		(31)
Income taxes
Higher gas utility pre-tax earnings	(4)
Lower other income taxes	3
		(1)
Year Ended December 31, 2024		$328
1Deliveries to end-use customers were 268 Bcf in 2024 and 282 Bcf in 2023.
2See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 19, Exit Activities and Asset Sales.
3See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters.

NorthStar Clean Energy Results of Operations
Presented in the following table are the detailed changes to NorthStar Clean Energy’s net income available to common stockholders for 2024 versus 2023:

In Millions
Year Ended December 31, 2023	$67
Reason for the change
Higher operating earnings, primarily at DIG	$22
Higher renewable energy tax credits	9
Higher interest charges and other expenses	(11)
Lower earnings from renewable projects	(24)
Year Ended December 31, 2024	$63
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed changes to corporate interest and other results for 2024 versus 2023:

In Millions
Year Ended December 31, 2023	$(55)
Reasons for the change
Lower gain on extinguishment of debt[1]	$(21)
Other	(3)
Year Ended December 31, 2024	$(79)
1See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Financings and Capitalization.
Cash Position, Investing, and Financing
At December 31, 2024, CMS Energy had $178 million of consolidated cash and cash equivalents, which included $75 million of restricted cash and cash equivalents. At December 31, 2024, Consumers had $119 million of consolidated cash and cash equivalents, which included $75 million of restricted cash and cash equivalents.
For specific components of net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for 2023 versus 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Position, Investing, and Financing, in the Form 10‑K for the fiscal year ended December 31, 2023, filed February 8, 2024.

Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for 2024 versus 2023:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2023	$2,309
Reasons for the change
Higher net income	$139
Non‑cash transactions[1]	76
Unfavorable impact of changes in core working capital,[2] due primarily to lower collections and lower prices on gas sold to customers	(266)
Favorable impact of changes in other assets and liabilities, due primarily to proceeds from the sale of renewable energy tax credits[3]	112
Year Ended December 31, 2024	$2,370
Consumers
Year Ended December 31, 2023	$2,430
Reasons for the change
Higher net income	$142
Non‑cash transactions[1]	(2)
Unfavorable impact of changes in core working capital,[2] due primarily to lower collections and lower prices on gas sold to customers	(248)
Favorable impact of changes in other assets and liabilities, due primarily to proceeds from the sale of renewable energy tax credits[3]	124
Year Ended December 31, 2024	$2,446
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, bad debt expense, and other non‑cash operating activities and reconciling adjustments.
2Core working capital comprises accounts receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.
3See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12, Income Taxes—Renewable Energy Tax Credits.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for 2024 versus 2023:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2023	$(3,386)
Reasons for the change
Higher capital expenditures	$(611)
Absence of 2023 purchase of Covert Generating Station	812
Proceeds from sale of ASP business[1]	124
Other investing activities	7
Year Ended December 31, 2024	$(3,054)
Consumers
Year Ended December 31, 2023	$(3,201)
Reasons for the change
Higher capital expenditures	$(594)
Absence of 2023 purchase of Covert Generating Station	812
Proceeds from sale of ASP business[1]	124
Other investing activities	(13)
Year Ended December 31, 2024	$(2,872)
1See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 19, Exit Activities and Asset Sales.

Financing Activities
Presented in the following table are specific components of net cash provided by financing activities for 2024 versus 2023:

In Millions
CMS Energy, including Consumers
Year Ended December 31, 2023	$1,143
Reasons for the change
Lower debt issuances	$(1,589)
Lower debt retirements	1,180
Higher repayments of notes payable	(101)
Higher issuances of common stock, primarily a higher settlement of forward sale contracts under the equity offering program[1] in 2024	94
Higher payments of dividends on common stock	(47)
Absence of 2023 proceeds from sales of membership interests in VIEs to tax equity investors	(86)
Lower contributions from noncontrolling interest	(1)
Other financing activities, primarily lower debt issuance costs	21
Year Ended December 31, 2024	$614
Consumers
Year Ended December 31, 2023	$767
Reasons for the change
Lower debt issuances	$(1,369)
Lower debt retirements	1,265
Higher repayments of notes payable	(101)
Absence of a repayment of borrowings from CMS Energy in 2023	75
Higher stockholder contribution from CMS Energy	260
Return of stockholder contribution to CMS Energy	(320)
Higher payments of dividends on common stock	(100)
Other financing activities	12
Year Ended December 31, 2024	$489
1See Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Financings and Capitalization—Issuance of Common Stock.

Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Financings and Capitalization—Dividend Restrictions. During the year ended December 31, 2024, Consumers paid $795 million in dividends on its common stock to CMS Energy.
Consumers uses cash flows generated from operations, external financing transactions, and the monetization of tax credits, along with stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, and fund its other obligations. Consumers also uses these sources of funding to contribute to its employee benefit plans.
Under the Inflation Reduction Act of 2022, renewable energy tax credits produced after 2022 are eligible to be transferred to third parties. For additional details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12, Income Taxes—Renewable Energy Tax Credits.
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
In 2023, CMS Energy entered into an equity offering program under which it may sell shares of its common stock having an aggregate sales price of up to $1 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions. As of December 31, 2024, these contracts had an aggregate sales price of $28 million, maturing in November 2025.
CMS Energy, NorthStar Clean Energy, and Consumers use revolving credit facilities for general working capital purposes and to issue letters of credit. In May 2024, NorthStar Clean Energy entered into a secured revolving credit agreement which provides for up to $150 million in borrowings. At December 31, 2024, the full capacity under this secured revolving credit agreement was borrowed. At December 31, 2024, CMS Energy had $519 million of its revolving credit facility available and Consumers had $1.3 billion available under its revolving credit facilities.
An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At December 31, 2024, there were $65 million of commercial paper notes outstanding under this program.

For additional details about these programs and facilities, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4, Financings and Capitalization.
Certain of CMS Energy’s, NorthStar Clean Energy’s, and Consumers’ credit agreements contain covenants that require each entity to maintain certain financial ratios, as defined therein. At December 31, 2024, no default had occurred with respect to any of the financial covenants contained in these credit agreements. Each of the entities was in compliance with the covenants contained in their respective credit agreements as of December 31, 2024, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to capital[1]	< 0.70 to 1.0	0.58 to 1.0
NorthStar Clean Energy, including subsidiaries
Debt to capital[2]	< 0.50 to 1.0	0.15 to 1.0
Debt service coverage[2]	> 2.00 to 1.0	5.55 to 1.0
Pledged equity interests to aggregate commitment[2,3]	> 2.00 to 1.0	2.64 to 1.0
Consumers
Debt to capital[4]	< 0.65 to 1.0	0.50 to 1.0
1Applies to CMS Energy’s revolving credit agreement, letter of credit reimbursement agreement, and term loans.
2Applies to NorthStar Clean Energy’s revolving credit agreement.
3The aggregate book value of the pledged equity interests under the revolving credit agreement was at least two-times the aggregate commitment under the revolving credit agreement at December 31, 2024.
4Applies to Consumers’ revolving credit agreements.
Material Cash Requirements: Based on the present investment plan, during 2025, CMS Energy, including Consumers, projects capital expenditures of $4.3 billion and Consumers projects capital expenditures of $3.7 billion. CMS Energy’s 2025 contractual commitments comprise $2.4 billion of purchase obligations and $1.9 billion of principal and interest payments on long-term debt. Consumers’ 2025 contractual commitments comprise $2.1 billion of purchase obligations and $1.0 billion of principal and interest payments on long-term debt.
Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities. CMS Energy’s and Consumers’ present level of cash and expected cash flows from operating activities, together with access to sources of liquidity, are anticipated to be sufficient to fund contractual obligations and other material cash requirements for 2025 and beyond.
Capital Expenditures: Over the next five years, CMS Energy and Consumers expect to make substantial capital investments. The companies may revise their forecast of capital expenditures periodically due to a number of factors, including environmental regulations, MPSC approval or disapproval, business opportunities, market volatility, economic trends, and the ability to access capital. Presented in the following table are CMS Energy’s and Consumers’ estimated capital expenditures, including lease commitments, for 2025 through 2029:

In Billions
	2025	2026	2027	2028	2029	Total
CMS Energy, including Consumers
Consumers	$3.7	$4.1	$4.4	$3.9	$3.9	$20.0
NorthStar Clean Energy, including subsidiaries	0.6	0.3	0.7	0.6	0.6	2.8
Total CMS Energy	$4.3	$4.4	$5.1	$4.5	$4.5	$22.8
Consumers
Electric utility operations	$2.5	$2.8	$3.1	$2.7	$2.6	$13.7
Gas utility operations	1.2	1.3	1.3	1.2	1.3	6.3
Total Consumers	$3.7	$4.1	$4.4	$3.9	$3.9	$20.0
Other Material Cash Requirements: Presented in the following table are CMS Energy’s and Consumers’ material cash obligations from known contractual and other legal obligations:

In Billions
	Payments Due
December 31, 2024	Less Than One Year	Total
CMS Energy, including Consumers
Long-term debt	$1.2	$16.5
Interest payments on long-term debt	0.7	13.2
Purchase obligations	2.4	11.4
AROs	—	2.6
Total obligations	$4.3	$43.7
Consumers
Long-term debt	$0.5	$12.2
Interest payments on long-term debt	0.5	8.2
Purchase obligations	2.1	10.4
AROs	—	2.5
Total obligations	$3.1	$33.3
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
Consumers Electric Utility Outlook and Uncertainties
Energy Transformation: Consumers’ Clean Energy Plan details its long-term strategy for delivering safe, reliable, affordable, clean, and equitable energy to its customers. Coupled with Consumers’ renewable energy plan, the Clean Energy Plan will be Consumers’ blueprint to meeting the requirements of the 2023 Energy Law. Among other things, this law:
•raised the renewable energy standard from the present 15‑percent requirement to 50 percent by 2030 and 60 percent by 2035
•set a clean energy standard of 80 percent by 2035 and 100 percent by 2040; low- or zero-carbon emitting resources, such as nuclear generation and natural gas generation coupled with carbon capture, are considered clean energy sources under this standard
•created a new energy storage standard that requires electric utilities to file plans by 2029 to obtain new energy storage that will contribute to a Michigan target of 2,500 MW based on their pro rata share
While Consumers’ existing Clean Energy Plan, established under Michigan’s integrated resource planning process, provides a path towards meeting these requirements, Consumers will file updates to the plan in 2026 to expand and solidify that path. Additionally, Consumers filed updates to its renewable energy plan in November 2024 to propose plans to meet the increased renewable energy standard. Together, these plans will enable Consumers to achieve 60 percent renewable energy by 2035 and 100 percent clean energy by 2040. Additionally, through its Clean Energy Plan, Consumers continues to make progress on expanding its customer programs, namely its demand response, energy efficiency, and conservation voltage reduction programs, as well as increasing its renewable energy generation.
Under its Clean Energy Plan, Consumers will eliminate the use of coal in owned generation in 2025. Specifically, Consumers retired the D.E. Karn coal-fueled generating units, totaling 515 MW of nameplate capacity, in June 2023 and plans to retire the J.H. Campbell coal-fueled generating units, totaling 1,407 MW of nameplate capacity, in 2025. The MPSC authorized Consumers to issue securitization bonds to finance the recovery of and return on the D.E. Karn coal-fueled generating units; Consumers issued these bonds in December 2023. Additionally, the MPSC has authorized regulatory asset treatment for Consumers to recover the remaining book value of the J.H. Campbell coal-fueled generating units, as well as a 9.0‑percent return on equity, commencing in 2025.
In order to continue providing controllable sources of electricity to customers while expanding its investment in renewable energy, Consumers purchased the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity, in May 2023. Consumers has also contracted to purchase 400 MW of capacity from battery storage facilities, which will be located in

Michigan’s Lower Peninsula and are expected to be operational by 2027. In its current form, the Clean Energy Plan forecasts additional capacity of 75 MW of battery storage by 2027 and 475 MW by 2040.
Under its Clean Energy Plan, Consumers bids new capacity and energy competitively and expects to own and operate all new wind capacity and approximately 50 percent of new solar capacity, with the remainder being built and owned by third parties. Additionally, Consumers earns a return equal to its pre-tax weighted-average cost of capital on permanent capital structure on payments made under new clean, renewable, or energy storage PPAs with non-affiliated entities.
Under Consumers’ existing renewable energy plan, most recently amended and approved by the MPSC in August 2024, 15 percent of the electricity supplied to customers comes from renewable energy sources. In accordance with this plan, Consumers has acquired three wind generation projects, totaling 517 MW of nameplate capacity, since 2020; the last of these projects became operational in December 2023. The MPSC authorized Consumers to earn a 10.7‑percent return on equity on these projects. The MPSC also approved the execution of a 20‑year PPA under which Consumers will purchase 100 MW of renewable capacity, energy, and RECs from a solar generating facility that began operations in October 2024.
In November 2024, Consumers filed updates to its renewable energy plan, proposing an addition of up to 9,000 MW of both purchased and owned solar energy resources. Of this amount, 1,060 MW of projects would support Consumers’ voluntary green program that provides full-service electric customers with the opportunity to advance the development of renewable energy beyond the present 15‑percent requirement. Under this program, Consumers competitively solicits additional renewable energy assets based on customer applications.
In the updates to its renewable energy plan, Consumers also proposed the addition of up to 2,800 MW of new, competitively bid wind capacity in Michigan and the co-location of battery energy storage with its renewable energy assets to optimize those assets.

Presented in the following illustration is the aggregate renewable capacity that Consumers expects to add to its portfolio through PPAs and owned generation proposed in its existing Clean Energy Plan and the updates to its renewable energy plan:

Capacity (MW)
3000
2500
2000
1500
1000
500
0
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
Over the next five years, Consumers expects weather-normalized electric deliveries to increase compared to 2024. This outlook reflects strong growth in electric demand, offset partially by the effects of energy waste reduction programs. Actual delivery levels will depend on:
•energy conservation measures and results of energy waste reduction programs
•weather fluctuations
•Michigan’s economic conditions, including utilization, expansion, or contraction of large commercial and industrial facilities, economic development, population trends, electric vehicle adoption, and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of

Consumers’ sales, with certain exceptions. At December 31, 2024, electric deliveries under the ROA program were at the ten‑percent limit. Fewer than 300 of Consumers’ electric customers purchased electric generation service under the ROA program.
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
In January 2025, the Sixth Circuit Court of Appeals issued an opinion finding that the MPSC’s imposition of a local clearing requirement on individual electric suppliers would discriminate against interstate commerce. The Court of Appeals remanded to the District Court for a determination of whether the local clearing requirement discriminated against interstate commerce and whether the MPSC’s regulation survives a strict scrutiny standard, which depends on a determination of whether the local clearing requirement is the only means of achieving the state’s goal of securing reliable energy supply. In January 2025, Consumers filed a petition for rehearing and en banc review with the Sixth Circuit Court of Appeals, requesting the Court to reconsider and reverse the panel's opinion.
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

Additionally, as directed by the MPSC, the MPSC Staff engaged a third‑party auditor to review all equipment and operations of the two utilities’ distribution systems. In September 2024, the MPSC Staff released the third-party auditor’s final report on its audit of Consumers’ distribution system. The report included several recommendations to improve Consumers’ distribution system and associated processes and procedures. Consumers filed a response to the audit report in November 2024. Consumers is committed to working with the MPSC to continue improving electric reliability and safety in Michigan.
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
In October 2024, Consumers revised its requested increase to $277 million, primarily to reflect the removal of projected capital investments associated with certain solar facilities that Consumers incorporated into its amended renewable energy plan. Presented in the following table are the components of the revised requested increase in revenue:

In Millions
Projected 12-Month Period Ending February 28	2026
Components of the requested rate increase
Investment in rate base	$144
Operating and maintenance costs	10
Sales and other revenue	41
Cost of capital	60
Subtotal	$255
Surcharge	22
Total	$277
The MPSC must issue a final order in this case before or in March 2025.
PSCR Plan: Consumers submitted its 2025 PSCR plan to the MPSC in September 2024 and, in accordance with its proposed plan, self-implemented the 2025 PSCR charge beginning in January 2025.
Retention Incentive Program: Under its Clean Energy Plan, Consumers will retire the J.H. Campbell coal-fueled generating units in 2025. In order to ensure necessary staffing at J.H. Campbell through retirement, Consumers has implemented a retention incentive program. The aggregate cost of the J.H. Campbell program through 2025 is estimated to be less than $50 million; Consumers expects to recognize $5 million of retention benefit costs in 2025. The MPSC has approved deferred accounting treatment for these costs; these expenses are deferred as a regulatory asset. For additional details on this program, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 19, Exit Activities and Asset Sales.
Electric Environmental Outlook: Consumers’ electric operations are subject to various federal, state, and local environmental laws and regulations. Consumers estimates that it will incur capital expenditures of $240 million from 2025 through 2029 to continue to comply with RCRA, the Clean Air Act, and numerous other environmental regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Multiple environmental laws and regulations are subject to litigation.

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
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In June 2023, the EPA published the Good Neighbor Plan, a revision to CSAPR. This regulation tightens allowance budgets for electric generating units in Michigan between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. In June 2024, the U.S. Supreme Court stayed the Good Neighbor Plan pending judicial review and, as a result, the allowance requirements for Michigan revert back to the prior effective CSAPR ozone season rule. Regardless of the outcome of this litigation and which version of the rule applies, Consumers expects this regulation will have minimal financial and operational impact in the near and/or long term.
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify power plants and other emission sources in areas of the country that do not meet the ozone standard. As of May 2023, three counties in western Michigan have been designated as not meeting the ozone standard. Based on recent data, the EPA reclassified these counties from “moderate” to “serious” nonattainment. None of Consumers’ fossil-fuel-fired generating units are located in these areas.
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
In December 2024, the EPA published a proposal to amend new source performance standards for new, modified, and reconstructed stationary combustion turbines to lower emission limits for NOx. This may impact future gas-fueled, simple-cycle turbine projects. Consumers will work with industry stakeholder groups to comment on the proposed rule and will monitor the rulemaking.
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
In 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28‑percent reduction below 2005 levels of greenhouse gas emissions by 2025. Consumers has already surpassed the 28‑percent reduction milestone for its owned electric generation. The 2023 Energy Law codifies much of the Governor’s goals. For additional details on the 2023 Energy Law, see the Planet section of the Executive Overview.
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
CCRs: In 2015, the EPA published a rule regulating CCRs under RCRA. This rule adopts minimum standards for the disposal of non‑hazardous CCRs in CCR landfills and surface impoundments and criteria for the beneficial use of CCRs. The rule also sets out conditions under which some CCR units would be forced to cease receiving CCRs and related process water and to initiate closure. Due to continued litigation, many aspects of the rule have been remanded to the EPA, resulting in more proposed and final rules.
In May 2024, the EPA finalized a rule regulating legacy CCR surface impoundments and CCR management units in response to litigation that exempted inactive impoundments at inactive facilities from the 2015 CCR rule. The new rule adopts minimum standards for impoundments at electric generating facilities that became inactive before the 2015 CCR rule’s effective date. During 2024, owners and operators were required to assess if an inactive facility contains a legacy surface impoundment and then, for identified locations, proceed with the compliance schedule. Additionally, the EPA established groundwater monitoring, corrective action, closure, and post-closure care requirements for CCR surface impoundments and landfills closed prior to the effective date of the 2015 CCR rule, but that do not meet the closure technical and performance standards of the May 2024 rule. These include inactive CCR landfills that were previously exempted from regulation but that are now considered CCR management units. Owners are required to conduct an evaluation at active facilities and any inactive facilities with at least one legacy impoundment to identify CCR management units and determine an appropriate course of action (closure, groundwater treatment, etc.) for each identified unit according to established compliance milestone schedules.
Separately, Congress passed legislation in 2016 allowing participating states to develop permitting programs for CCRs under RCRA Subtitle D. The EPA was granted authority to review these permitting programs to determine if permits issued under the proposed program would be as protective as the federal rule. Once approved, permits issued from an authorized state would serve as the basis for compliance, replacing the requirement to self-certify each aspect of the 2015 CCR rule.
Consumers, with agreement from EGLE, completed the work necessary to initiate closure by excavating CCRs or placing a final cover over each of its relevant CCR units prior to the closure initiation deadline set forth in the 2015 CCR rule. Consumers has historically been authorized to recover in electric rates costs related to coal ash disposal sites that supported power generation. Consumers has completed an assessment of inactive facilities as required by the 2024 CCR rule, and did not identify any legacy impoundments. Consumers is continuing with evaluations related to CCR management units and 2024 CCR rule impacts on the state permit program. For additional details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 9, Asset Retirement Obligations.
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
The EPA also regulates the discharge of wastewater through its effluent limitation guidelines for steam electric generating plants. In 2020, the EPA revised previous guidelines related to the discharge of certain wastewater, but allowed for extension of the compliance deadline from the end of 2023 to the end of 2025, upon approval by EGLE through the NPDES permitting process. Consumers received such an extension for its J.H. Campbell coal-fueled generating units, which it plans to retire in 2025. In April 2024, the EPA released a final rule updating its effluent limitation guidelines for existing coal-fueled units. This rule regulates additional wastewater streams previously not regulated, including combustion residual leachate and legacy wastewater. Consumers has submitted timely NPDES permit applications and will be working with EGLE to incorporate applicable provisions during the permit renewal process.

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
Additionally, Consumers regularly monitors proposed changes to the listing status of several species within its operational area. A change in species listed under the Endangered Species Act, or under Michigan’s equivalent law, may impact Consumers’ costs to mitigate its impact on protected species and habitats at certain existing facilities as well as siting choices for new facilities.
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
Over the next five years, Consumers expects weather-normalized gas deliveries to remain stable relative to 2024. This outlook reflects modest growth in gas demand, offset by the effects of energy waste reduction programs. Actual delivery levels will depend on:
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
2024 Gas Rate Case: In December 2024, Consumers filed an application with the MPSC seeking an annual rate increase of $248 million based on a 10.25‑percent authorized return on equity for the projected 12‑month period ending October 31, 2026.

Presented in the following table are the components of the requested increase in revenue:

In Millions
Projected 12-Month Period Ending October 31	2026
Components of the requested rate increase
Investment in rate base	$135
Operating and maintenance costs	42
Cost of capital	44
ASP gain previously used to offset revenue requirement	27
Total	$248
The MPSC must issue a final order in this case before or in October 2025.
GCR Plan: Consumers submitted its 2025‑2026 GCR plan to the MPSC in December 2024 and, in accordance with its proposed plan, expects to self-implement the 2025‑2026 GCR charge beginning in April 2025.
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
Gas Environmental Outlook: Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites. For additional details, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments—Consumers Gas Utility Contingencies.
Consumers’ gas operations are subject to various federal, state, and local environmental laws and regulations. Multiple environmental laws and regulations are subject to litigation. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters.
Air Quality: Multiple air quality regulations apply, or may apply, to Consumers’ gas utility.
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify natural gas compressor stations and other emission sources in areas of the country that do not meet the ozone standard. As of May 2023, three counties in western Michigan have been designated as not meeting the ozone standard. Based on recent data, the EPA reclassified these counties from “moderate” to “serious” nonattainment, which has more stringent requirements. One of Consumers’ compressor stations is in an ozone nonattainment area. Consequently, Consumers has initiated plans to retrofit equipment at this compressor station to lower NOx emissions. Consumers will continue to monitor NAAQS rulemakings and evaluate potential impacts to its compressor stations and other applicable natural gas storage and delivery assets.

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
In 2020, Michigan’s Governor signed an executive order creating the Michigan Healthy Climate Plan, which outlines goals for Michigan to achieve economy-wide net-zero greenhouse gas emissions and to be carbon neutral by 2050. The executive order aims for a 28‑percent reduction below 2005 levels of greenhouse gas emissions by 2025. For additional details on the executive order, see Outlook—Consumers Electric Utility Outlook and Uncertainties.
Consumers is making voluntary efforts to reduce its gas utility’s methane emissions. Under its Methane Reduction Plan, Consumers has set a goal of net-zero methane emissions from its natural gas delivery system by 2030. Consumers plans to reduce methane emissions from its system by about 80 percent, from 2012 baseline levels, by accelerating the replacement of aging pipe, rehabilitating or retiring outdated infrastructure, and adopting new technologies and practices. The remaining emissions will likely be offset by purchasing and/or producing renewable natural gas. To date, Consumers has reduced methane emissions by nearly 30 percent.
In 2022, Consumers also announced a net-zero greenhouse gas emissions target for its entire natural gas system by 2050. This includes suppliers and customers, and has an interim goal of reducing customer emissions by 25 percent by 2035. Consumers’ Natural Gas Delivery Plan, a rolling ten‑year investment plan to deliver safe, reliable, clean, and affordable natural gas to customers, outlines ways in which Consumers can make early progress toward these goals in a cost-effective manner, including energy waste reduction, carbon offsets, and renewable natural gas supply.
Consumers has already initiated work in these key areas by continuing to expand its energy waste reduction targets and by offering gas customers the ability to offset their carbon footprint associated with natural gas use by purchasing renewable natural gas and/or carbon credits associated with Michigan forest preservation. Consumers has two renewable natural gas facilities under construction scheduled for commercial operation in late 2025, and is planning to develop two additional facilities to achieve commercial operation in 2026. Consumers is evaluating and monitoring newer technologies to determine their role in achieving Consumers’ interim and long-term net-zero goals, including biofuels, synthetic methane, carbon capture sequestration systems, and other innovative technologies.

NorthStar Clean Energy Outlook and Uncertainties
CMS Energy’s primary focus with respect to its NorthStar Clean Energy businesses is to maximize the value of generating assets, its share of which represents 1,658 MW of capacity, and to pursue opportunities for the development of renewable generation projects.
In December 2024, NorthStar Clean Energy entered into an agreement to sell, for approximately $40 million, a noncontrolling interest in the holding company of a 100‑MW wind project located in Paulding County, Ohio. Additionally, in January 2025, NorthStar Clean Energy signed an agreement to sell, for approximately $10 million, a noncontrolling interest in the holding company of a 24‑MW solar project located in Delta Township, Michigan and all interest in the holding company of a 3‑MW solar project located in Phillips, Wisconsin. These sales are expected to close in the first half of 2025.
NorthStar Clean Energy’s operations may be subject to various federal, state, and local environmental laws and regulations. Multiple environmental laws and regulations are subject to litigation. NorthStar Clean Energy’s primary environmental compliance focus includes, but is not limited to, the following matters.
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In June 2023, the EPA published the Good Neighbor Plan, a revision to CSAPR. This regulation tightens allowance budgets for electric generating units in Michigan between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. In June 2024, the U.S. Supreme Court stayed the Good Neighbor Plan pending judicial review and, as a result, the allowance requirements for Michigan revert back to the prior effective CSAPR ozone season rule. Under the June 2023 revision, NorthStar Clean Energy could incur increased costs to purchase allowances or retrofit equipment.
In December 2024, the EPA published a proposal to amend new source performance standards for new, modified, and reconstructed stationary combustion turbines to lower emission limits for NOx. This may impact future gas-fueled, simple-cycle turbine projects. NorthStar will monitor this rulemaking.
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
Trends, uncertainties, and other matters related to NorthStar Clean Energy that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•investment in and financial benefits received from renewable energy and energy storage projects, including changes to renewable energy tax credits
•changes in energy and capacity prices
•severe weather events and climate change associated with increasing levels of greenhouse gases
•changes in commodity prices on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings
•changes in various environmental laws, regulations, principles, or practices, or in their interpretation
•indemnity obligations assumed in connection with ownership interests in facilities that involve tax equity financing
•representations, warranties, and indemnities provided by CMS Energy in connection with sales of assets
•delays or difficulties in obtaining environmental permits for facilities located in areas associated with environmental justice concerns
For additional details regarding NorthStar Clean Energy’s uncertainties, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3, Contingencies and Commitments—Guarantees.
Other Outlook and Uncertainties
Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business. For additional details regarding certain legal matters, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters and Note 3, Contingencies and Commitments.
Critical Accounting Estimates
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
Presented in the following table are estimates of credits and cash contributions through 2027 for the DB Pension Plans and OPEB Plan. Actual future costs, credits, and contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.

In Millions
	DB Pension Plans		OPEB Plan
	Credit	Contribution	Credit	Contribution
CMS Energy, including Consumers
2025	$(70)	$—	$(91)	$—
2026	(68)	—	(94)	—
2027	(62)	—	(84)	—
Consumers[1]
2025	$(65)	$—	$(84)	$—
2026	(64)	—	(87)	—
2027	(57)	—	(77)	—
1Consumers’ pension and OPEB costs are recoverable through its general ratemaking process.
Lowering the expected long-term rate of return on the assets of the DB Pension Plans by 25 basis points would increase estimated pension cost for 2025 by $8 million for both CMS Energy and Consumers. Lowering the PBO discount rates by 25 basis points would decrease estimated pension cost for 2025 by $1 million for both CMS Energy and Consumers. Pension and OPEB costs above or below the amounts used to set existing rates will be deferred as a regulatory asset or liability in accordance with Consumers’ postretirement benefits expense deferral mechanism; for more information, see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2, Regulatory Matters.
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
Presented in the following table is a sensitivity analysis of interest-rate risk on CMS Energy’s and Consumers’ debt instruments (assuming an adverse change in market interest rates of ten percent):

In Millions
December 31	2024	2023
Fixed-rate financing—potential loss in fair value
CMS Energy, including Consumers	$717	$751
Consumers	543	534
The fair value losses in the above table could be realized only if CMS Energy and Consumers transferred all of their fixed-rate financing to other creditors. The annual earnings exposure related to variable-rate financing was immaterial for both CMS Energy and Consumers at December 31, 2024 and 2023, assuming an adverse change in market interest rates of ten percent. For additional details on financial instruments see Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 6, Financial Instruments.

Item 8.    Financial Statements and Supplementary Data

CMS Energy Corporation
Consolidated Statements of Income

In Millions, Except Per Share Amounts
Years Ended December 31	2024	2023	2022
Operating Revenue	$7,515	$7,462	$8,596
Operating Expenses
Fuel for electric generation	624	561	905
Purchased and interchange power	1,333	1,375	1,928
Purchased power – related parties	71	75	76
Cost of gas sold	640	902	1,256
Maintenance and other operating expenses	1,638	1,687	1,669
Depreciation and amortization	1,240	1,180	1,126
General taxes	482	447	412
Total operating expenses	6,028	6,227	7,372
Operating Income	1,487	1,235	1,224
Other Income (Expense)
Non-operating retirement benefits, net	169	180	205
Other income	207	195	19
Other expense	(32)	(13)	(27)
Total other income	344	362	197
Interest Charges
Interest on long-term debt	700	616	509
Interest expense – related parties	12	12	12
Other interest expense	14	18	—
Allowance for borrowed funds used during construction	(18)	(3)	(2)
Total interest charges	708	643	519
Income Before Income Taxes	1,123	954	902
Income Tax Expense	176	147	93
Income From Continuing Operations	947	807	809
Income From Discontinued Operations, Net of Tax of $—, $—, and $1	—	1	4
Net Income	947	808	813
Loss Attributable to Noncontrolling Interests	(56)	(79)	(24)
Net Income Attributable to CMS Energy	1,003	887	837
Preferred Stock Dividends	10	10	10
Net Income Available to Common Stockholders	$993	$877	$827

In Millions, Except Per Share Amounts
Years Ended December 31	2024	2023	2022
Basic Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$3.34	$3.01	$2.84
Income from discontinued operations per average common share available to common stockholders	—	—	0.01
Basic Earnings Per Average Common Share	$3.34	$3.01	$2.85
Diluted Earnings Per Average Common Share
Income from continuing operations per average common share available to common stockholders	$3.33	$3.01	$2.84
Income from discontinued operations per average common share available to common stockholders	—	—	0.01
Diluted Earnings Per Average Common Share	$3.33	$3.01	$2.85
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2024	2023	2022
Net Income	$947	$808	$813
Retirement Benefits Liability
Net gain arising during the period, net of tax of $1, $2, and $—	2	5	1
Prior service credit adjustment, net of tax of $— for all periods	1	—	—
Amortization of net actuarial loss, net of tax of $—, $—, and $1	2	2	4
Amortization of prior service credit, net of tax of $— for all periods	—	(1)	(1)
Derivatives
Unrealized gain on derivative instruments, net of tax of $—, $—, and $1	—	—	2
Reclassification adjustments included in net income, net of tax of $— for all periods	—	—	1
Other Comprehensive Income	5	6	7
Comprehensive Income	952	814	820
Comprehensive Loss Attributable to Noncontrolling Interests	(56)	(79)	(24)
Comprehensive Income Attributable to CMS Energy	$1,008	$893	$844
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2024	2023	2022
Cash Flows from Operating Activities
Net income	$947	$808	$813
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,240	1,180	1,126
Deferred income taxes and investment tax credits	142	157	89
Bad debt expense	33	34	50
Postretirement benefits contributions	(13)	(12)	(12)
Gain from sale of EnerBank	—	—	(5)
Other non‑cash operating activities and reconciling adjustments	(241)	(274)	(93)
Changes in assets and liabilities
Accounts receivable and accrued revenue	(155)	241	(677)
Inventories	164	185	(450)
Accounts payable and accrued rate refunds	15	(136)	4
Other current assets and liabilities	42	(21)	14
Other non‑current assets and liabilities	196	147	(4)
Net cash provided by operating activities	2,370	2,309	855
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(3,018)	(2,407)	(2,374)
Covert Generating Station acquisition	—	(812)	—
Net proceeds from sale of EnerBank	—	—	5
Proceeds from sale of ASP business	124	—	—
Cost to retire property and other investing activities	(160)	(167)	(107)
Net cash used in investing activities	(3,054)	(3,386)	(2,476)
Cash Flows from Financing Activities
Proceeds from issuance of debt	1,962	3,551	1,899
Retirement of debt	(952)	(2,132)	(106)
Increase (decrease) in notes payable	(28)	73	20
Issuance of common stock	286	192	69
Payment of dividends on common and preferred stock	(626)	(579)	(544)
Proceeds from the sale of membership interest in VIE to tax equity investor	—	86	49
Contributions from noncontrolling interests	5	6	2
Distributions to noncontrolling interests	(12)	(12)	(4)
Other financing costs	(21)	(42)	(58)
Net cash provided by financing activities	614	1,143	1,327

In Millions
Years Ended December 31	2024	2023	2022
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(70)	66	(294)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	248	182	476
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$178	$248	$182
Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Cash transactions
Interest paid (net of amounts capitalized)	$677	$607	$490
Income taxes paid (proceeds from sale of renewable energy tax credits), net	(69)	15	1
Non‑cash transactions
Capital expenditures not paid	$517	$265	$228

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets

ASSETS
In Millions
December 31	2024	2023
Current Assets
Cash and cash equivalents	$103	$227
Restricted cash and cash equivalents	75	21
Accounts receivable and accrued revenue, less allowance of $23 in 2024 and $21 in 2023	1,049	933
Accounts receivable – related parties	14	11
Inventories at average cost
Gas in underground storage	435	587
Materials and supplies	299	267
Generating plant fuel stock	35	84
Deferred property taxes	448	426
Regulatory assets	229	203
Prepayments and other current assets	103	80
Total current assets	2,790	2,839
Plant, Property, and Equipment
Plant, property, and equipment, gross	34,932	33,135
Less accumulated depreciation and amortization	9,569	9,007
Plant, property, and equipment, net	25,363	24,128
Construction work in progress	2,098	944
Total plant, property, and equipment	27,461	25,072
Other Non‑current Assets
Regulatory assets	3,569	3,683
Accounts receivable	20	22
Investments	69	76
Postretirement benefits	1,627	1,468
Other	384	357
Total other non‑current assets	5,669	5,606
Total Assets	$35,920	$33,517

LIABILITIES AND EQUITY
In Millions
December 31	2024	2023
Current Liabilities
Current portion of long-term debt and finance leases	$1,195	$980
Notes payable	65	93
Accounts payable	1,085	802
Accounts payable – related parties	8	7
Accrued rate refunds	38	54
Accrued interest	156	142
Accrued taxes	654	612
Regulatory liabilities	111	56
Other current liabilities	209	149
Total current liabilities	3,521	2,895
Non‑current Liabilities
Long-term debt	15,194	14,508
Non-current portion of finance leases	112	62
Regulatory liabilities	4,067	3,894
Postretirement benefits	96	106
Asset retirement obligations	728	771
Deferred investment tax credit	122	126
Deferred income taxes	2,925	2,615
Other non‑current liabilities	407	415
Total non‑current liabilities	23,651	22,497
Commitments and Contingencies (Notes 2 and 3)
Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares in both periods; outstanding 298.8 shares in 2024 and 294.4 shares in 2023	3	3
Other paid-in capital	6,009	5,705
Accumulated other comprehensive loss	(41)	(46)
Retained earnings	2,035	1,658
Total common stockholders’ equity	8,006	7,320
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	8,230	7,544
Noncontrolling interests	518	581
Total equity	8,748	8,125
Total Liabilities and Equity	$35,920	$33,517
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity

In Millions, Except Number of Shares in Thousands and Per Share Amounts
	Number of Shares
Years Ended December 31	2024	2023	2022	2024	2023	2022
Total Equity at Beginning of Period				$8,125	$7,595	$7,188
Common Stock
At beginning and end of period				3	3	3
Other Paid-in Capital
At beginning of period	294,440	291,268	289,758	5,705	5,490	5,406
Common stock issued	4,673	3,355	1,704	315	222	93
Common stock repurchased	(181)	(119)	(151)	(11)	(7)	(9)
Common stock reacquired	(142)	(64)	(43)	—	—	—
At end of period	298,790	294,440	291,268	6,009	5,705	5,490
Accumulated Other Comprehensive Loss
At beginning of period				(46)	(52)	(59)
Retirement benefits liability
At beginning of period				(46)	(52)	(56)
Net gain arising during the period				2	5	1
Prior service credit adjustment				1	—	—
Amortization of net actuarial loss				2	2	4
Amortization of prior service credit				—	(1)	(1)
At end of period				(41)	(46)	(52)
Derivative instruments
At beginning of period				—	—	(3)
Unrealized gain on derivative instruments				—	—	2
Reclassification adjustments included in net income				—	—	1
At end of period				—	—	—
At end of period				(41)	(46)	(52)
Retained Earnings
At beginning of period				1,658	1,350	1,057
Net income attributable to CMS Energy				1,003	887	837
Dividends declared on common stock				(616)	(569)	(534)
Dividends declared on preferred stock				(10)	(10)	(10)
At end of period				2,035	1,658	1,350
Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning and end of period				224	224	224

In Millions, Except Number of Shares in Thousands and Per Share Amounts
Number of Shares
Years Ended December 31	2024	2023	2022	2024	2023	2022
Noncontrolling Interests
At beginning of period				581	580	557
Sale of membership interest in VIE to tax equity investor				—	86	49
Contributions from noncontrolling interests				5	6	2
Distributions to noncontrolling interests				(12)	(12)	(4)
Loss attributable to noncontrolling interests				(56)	(79)	(24)
At end of period				518	581	580
Total Equity at End of Period				$8,748	$8,125	$7,595
Dividends declared per common share				$2.0600	$1.9500	$1.8400
Dividends declared per preferred stock Series C depositary share				$1.0500	$1.0500	$1.0500
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income

In Millions
Years Ended December 31	2024	2023	2022
Operating Revenue	$7,200	$7,166	$8,151
Operating Expenses
Fuel for electric generation	511	435	662
Purchased and interchange power	1,285	1,331	1,867
Purchased power – related parties	71	75	76
Cost of gas sold	637	897	1,243
Maintenance and other operating expenses	1,520	1,586	1,582
Depreciation and amortization	1,191	1,137	1,088
General taxes	470	437	400
Total operating expenses	5,685	5,898	6,918
Operating Income	1,515	1,268	1,233
Other Income (Expense)
Non-operating retirement benefits, net	157	171	195
Other income	85	49	17
Other expense	(30)	(12)	(25)
Total other income	212	208	187
Interest Charges
Interest on long-term debt	488	415	325
Interest expense – related parties	31	20	12
Other interest expense	12	16	—
Allowance for borrowed funds used during construction	(13)	(3)	(2)
Total interest charges	518	448	335
Income Before Income Taxes	1,209	1,028	1,085
Income Tax Expense	200	161	140
Net Income	1,009	867	945
Preferred Stock Dividends	2	2	2
Net Income Available to Common Stockholder	$1,007	$865	$943
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2024	2023	2022
Net Income	$1,009	$867	$945
Retirement Benefits Liability
Net gain (loss) arising during the period, net of tax of $1, $—, and $5	3	(1)	15
Amortization of net actuarial loss, net of tax of $— for all periods	1	1	2
Other Comprehensive Income	4	—	17
Comprehensive Income	$1,013	$867	$962
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2024	2023	2022
Cash Flows from Operating Activities
Net income	$1,009	$867	$945
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,191	1,137	1,088
Deferred income taxes and investment tax credits	115	156	134
Bad debt expense	33	34	50
Postretirement benefits contributions	(9)	(9)	(9)
Other non‑cash operating activities and reconciling adjustments	(137)	(123)	(87)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	(153)	219	(660)
Inventories	164	186	(447)
Accounts payable and accrued rate refunds	19	(127)	(9)
Other current assets and liabilities	75	(35)	18
Other non-current assets and liabilities	139	125	(29)
Net cash provided by operating activities	2,446	2,430	994
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(2,842)	(2,248)	(2,239)
Covert Generating Station acquisition	—	(812)	—
Proceeds from sale of ASP business	124	—	—
Cost to retire property and other investing activities	(154)	(141)	(105)
Net cash used in investing activities	(2,872)	(3,201)	(2,344)
Cash Flows from Financing Activities
Proceeds from issuance of debt	1,297	2,666	1,799
Retirement of debt	(389)	(1,654)	(28)
Increase (decrease) in notes payable	(28)	73	20
Decrease in notes payable – related parties	—	(75)	(317)
Stockholder contribution	735	475	685
Return of stockholder contribution	(320)	—	—
Payment of dividends on common and preferred stock	(797)	(697)	(771)
Other financing costs	(9)	(21)	(22)
Net cash provided by financing activities	489	767	1,366
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	63	(4)	16
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	56	60	44
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$119	$56	$60

In Millions
Years Ended December 31	2024	2023	2022
Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Cash transactions
Interest paid (net of amounts capitalized)	$484	$417	$309
Income taxes paid (proceeds from sale of renewable energy tax credits), net	(19)	31	(2)
Non‑cash transactions
Capital expenditures not paid	$395	$264	$210
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets

ASSETS
In Millions
December 31	2024	2023
Current Assets
Cash and cash equivalents	$44	$35
Restricted cash and cash equivalents	75	21
Accounts receivable and accrued revenue, less allowance of $23 in 2024 and $21 in 2023	1,019	909
Accounts and notes receivable – related parties	17	11
Inventories at average cost
Gas in underground storage	435	587
Materials and supplies	291	257
Generating plant fuel stock	30	80
Deferred property taxes	448	426
Regulatory assets	229	203
Prepayments and other current assets	86	65
Total current assets	2,674	2,594
Plant, Property, and Equipment
Plant, property, and equipment, gross	33,434	31,723
Less accumulated depreciation and amortization	9,310	8,796
Plant, property, and equipment, net	24,124	22,927
Construction work in progress	1,766	845
Total plant, property, and equipment	25,890	23,772
Other Non-current Assets
Regulatory assets	3,569	3,683
Accounts receivable	26	28
Accounts and notes receivable – related parties	92	95
Postretirement benefits	1,514	1,367
Other	323	313
Total other non-current assets	5,524	5,486
Total Assets	$34,088	$31,852

LIABILITIES AND EQUITY
In Millions
December 31	2024	2023
Current Liabilities
Current portion of long-term debt and finance leases	$456	$731
Notes payable	65	93
Accounts payable	917	764
Accounts payable – related parties	12	13
Accrued rate refunds	38	54
Accrued interest	130	110
Accrued taxes	678	614
Regulatory liabilities	111	56
Other current liabilities	185	128
Total current liabilities	2,592	2,563
Non-current Liabilities
Long-term debt	10,818	10,037
Long-term debt – related parties	823	424
Non-current portion of finance leases	69	39
Regulatory liabilities	4,067	3,894
Postretirement benefits	70	77
Asset retirement obligations	694	739
Deferred investment tax credit	122	126
Deferred income taxes	3,053	2,789
Other non-current liabilities	349	364
Total non-current liabilities	20,065	18,489
Commitments and Contingencies (Notes 2 and 3)
Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	8,174	7,759
Accumulated other comprehensive loss	(11)	(15)
Retained earnings	2,390	2,178
Total common stockholder’s equity	11,394	10,763
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	11,431	10,800
Total Liabilities and Equity	$34,088	$31,852
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity

In Millions
Years Ended December 31	2024	2023	2022
Total Equity at Beginning of Period	$10,800	$10,155	$9,279
Common Stock
At beginning and end of period	841	841	841
Other Paid-in Capital
At beginning of period	7,759	7,284	6,599
Stockholder contribution	735	475	685
Return of stockholder contribution	(320)	—	—
At end of period	8,174	7,759	7,284
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(15)	(15)	(32)
Net gain (loss) arising during the period	3	(1)	15
Amortization of net actuarial loss	1	1	2
At end of period	(11)	(15)	(15)
Retained Earnings
At beginning of period	2,178	2,008	1,834
Net income	1,009	867	945
Dividends declared on common stock	(795)	(695)	(769)
Dividends declared on preferred stock	(2)	(2)	(2)
At end of period	2,390	2,178	2,008
Cumulative Preferred Stock
At beginning and end of period	37	37	37
Total Equity at End of Period	$11,431	$10,800	$10,155
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
Electricity Market Transactions: Wholesale electricity market operators require the submission of hourly day-ahead and real-time bids and offers for energy at locations across each region. CMS Energy and Consumers account for such transactions on a net hourly basis in each of the real-time and day-ahead markets, netted across all locations in the energy market. CMS Energy and Consumers record net hourly purchases in purchased and interchange power and net hourly sales in operating revenue on their consolidated statements of income. They record net billing adjustments upon receipt of settlement statements, record accruals for future net purchases and sales adjustments based on historical experience, and reconcile accruals to actual expenses and sales upon receipt of settlement statements.
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
•Note 11, Stock-based Compensation
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

Presented in the following table are the regulatory assets and liabilities on Consumers’ consolidated balance sheets:

In Millions
December 31	2024	2023
Regulatory assets
Current
2022 PSCR underrecovery[1]	$126	$126
Energy waste reduction plan incentive[2]	60	54
Retention incentive program[3]	18	12
Other	25	11
Total current regulatory assets	$229	$203
Non-current
Costs of coal-fueled electric generating units to be retired[1]	$1,266	$1,265
Postretirement benefits[4]	747	741
Securitized costs[1]	666	778
ARO[3]	366	328
Decommissioning costs[3]	158	83
Unamortized loss on reacquired debt[1]	92	96
MGP sites[1]	90	99
Energy waste reduction plan incentive[2]	64	58
Energy waste reduction plan[3]	31	19
Ludington overhaul contract dispute[3]	31	13
Postretirement benefits expense deferral mechanism[3]	21	24
Retention incentive program[3]	12	27
2022 PSCR underrecovery[1]	—	126
Other	25	26
Total non-current regulatory assets	$3,569	$3,683
Total regulatory assets	$3,798	$3,886
Regulatory liabilities
Current
Income taxes, net	$53	$49
ASP gain	47	—
Other	11	7
Total current regulatory liabilities	$111	$56
Non-current
Cost of removal	$2,665	$2,545
Income taxes, net	1,163	1,220
Renewable energy plan	51	29
ASP gain	46	—
Energy waste reduction plan	41	25
Renewable energy grant	40	43
Postretirement benefits expense deferral mechanism	37	12
Other	24	20
Total non-current regulatory liabilities	$4,067	$3,894
Total regulatory liabilities	$4,178	$3,950

1The MPSC has provided a specific return on these regulatory assets.
2These regulatory assets have arisen from an alternative-revenue program and are not associated with incurred costs or capital investments. Therefore, the MPSC has provided for recovery without a return.
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
In November 2024, the MPSC approved a settlement agreement authorizing Consumers to collect $58 million during 2025 as an incentive for exceeding its statutory savings targets in 2023. Consumers recognized incentive revenue under this program of $58 million in 2023.
Consumers also exceeded its statutory savings targets in 2024, achieved certain other goals, and will request the MPSC’s approval to collect $64 million in the energy waste reduction reconciliation to be filed in May 2025. Consumers recognized incentive revenue under this program of $64 million in 2024.
Retention Incentive Program: To ensure necessary staffing at the D.E. Karn and J.H. Campbell coal-fueled generating units through their retirement, Consumers established retention incentive programs. The MPSC has approved deferred accounting treatment for the retention and severance costs incurred under these programs and has allowed for recovery over three years. For additional details regarding the retention incentive program, see Note 19, Exit Activities and Asset Sales.
Costs of Coal-fueled Electric Generating Units to be Retired: In 2022, the MPSC approved Consumers’ plans to retire the J.H. Campbell coal-fueled generating units in 2025. Upon the units’ retirement, Consumers will receive regulatory asset treatment to recover their remaining book value, as well as a 9.0‑percent return on equity, through 2040, the units’ original retirement date. Until retirement, the book value of the generating units will remain in rate base and receive full regulatory returns in general rate cases.
In 2022, Consumers removed from total plant, property, and equipment an amount of $1.3 billion, representing the projected remaining book value of the electric generating units upon their retirement, and recorded it as a non‑current regulatory asset on its consolidated balance sheets.
Postretirement Benefits: As part of the ratemaking process, the MPSC allows Consumers to recover the costs of postretirement benefits. Accordingly, Consumers defers the net impact of actuarial losses and gains, prior service costs and credits, and settlements associated with postretirement benefits as a regulatory asset or liability. The asset or liability will decrease as the deferred items are amortized and recognized as components of net periodic benefit cost. For details about the amortization periods, see Note 10, Retirement Benefits.
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
Decommissioning Costs: In Consumers’ electric depreciation and general rate cases, the MPSC has authorized Consumers to remove from depreciation rates the costs of decommissioning the D.E. Karn coal-fueled electric generating units, and instead defer those costs as a regulatory asset to be recovered through 2031. Additionally, ash disposal costs related to Consumers’ retired coal-fueled generating units may be deferred as a regulatory asset and collected over a ten‑year period. In its 2022 order approving Consumers’ Clean Energy Plan, the MPSC authorized similar treatment for the decommissioning and ash disposal costs associated with the J.H. Campbell coal-fueled generating units that will be retired in 2025.
Unamortized Loss on Reacquired Debt: Under regulatory accounting, any unamortized discount, premium, or expense related to debt redeemed with the proceeds of new debt is deferred and amortized over the life of the new debt.
MGP Sites: Consumers is incurring environmental remediation and other response activity costs at 23 former MGP facilities. The MPSC allows Consumers to recover from its natural gas customers over a ten‑year period the costs incurred to remediate the MGP sites. For additional information, see Note 3, Contingencies and Commitments—Consumers Gas Utility Contingencies.
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
Ludington Overhaul Contract Dispute: The MPSC has authorized Consumers to defer as a regulatory asset costs associated with correcting incomplete, nonconforming, and defective work performed by TAES during a major overhaul and upgrade of Ludington. Consumers will defer such costs while litigation with TAES and Toshiba moves forward; such costs will be offset by potential future litigation proceeds received from TAES or Toshiba. Consumers has also deferred replacement power costs due to outages resulting from correcting this work. Consumers will have the opportunity to seek appropriate recovery and ratemaking treatment for amounts recorded as a regulatory asset following resolution of the litigation. For additional details on the contract dispute, see Note 3, Contingencies and Commitments—Consumers Electric Utility Contingencies.

Postretirement Benefits Expense Deferral Mechanism: In Consumers’ general rate cases, the MPSC approved a mechanism allowing Consumers to defer for future recovery or refund pension and OPEB expenses above or below the amounts used to set existing rates. Amounts deferred will be collected from or refunded to customers over ten years.
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
ASP Gain: In April 2024, Consumers sold its unregulated ASP business to a non-affiliated company, resulting in a $110 million gain. In July 2024, the MPSC approved the utilization of $27.5 million, or one-fourth, of the gain on the sale as an offset to the revenue deficiency in lieu of additional rate relief during the 12‑month period beginning October 1, 2024, with the remaining three-fourths of the gain, or $82.5 million, to be credited to customers as a bill credit over a three-year period beginning October 1, 2024.
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
Consumers Electric Utility
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
Consumers Gas Utility
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
The settlement agreement also provides for the remaining three-fourths of the $110 million gain on the sale of the ASP business, or $82.5 million, to be provided to customers as a bill credit over a three-year period. The new rates, including the bill credit, became effective October 1, 2024. The settlement also authorizes the continuation of the cost deferral mechanism allowing Consumers to defer for future recovery or refund pension and OPEB expense above or below the amounts used to set rates. For additional details on Consumers’ sale of its ASP business, see Note 19, Exit Activities and Asset Sales.
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

Presented in the following table are the liabilities for PSCR and GCR overrecoveries reflected on Consumers’ consolidated balance sheets:

In Millions
December 31	2024	2023
Liabilities
PSCR overrecoveries	$13	$10
GCR overrecoveries	25	44
Accrued rate refunds	$38	$54
PSCR Plans and Reconciliations: As a result of rising fuel prices during 2022, Consumers’ power supply costs for 2022 were significantly higher than those projected in its 2022 PSCR plan, resulting in a substantial amount of under-recovered power supply costs. In March 2023, Consumers filed its 2022 PSCR reconciliation, requesting full recovery of $2.5 billion of power costs and authorization to reflect in its 2023 PSCR reconciliation the underrecovery of $404 million. In November 2023, Consumers revised its reconciliation, requesting authorization to reflect in its 2023 PSCR reconciliation the underrecovery of $401 million.
In March 2024, Consumers filed its 2023 PSCR reconciliation, requesting full recovery of $1.8 billion of power costs and authorization to reflect in its 2024 PSCR reconciliation the underrecovery of $255 million.
Consumers submitted its 2024 PSCR plan to the MPSC in September 2023 and, in accordance with its proposed plan, self-implemented the 2024 PSCR charge beginning in January 2024.
GCR Plans and Reconciliations: In March 2024, the MPSC approved a settlement agreement in Consumers’ 2022-2023 GCR reconciliation, authorizing full recovery of $1.1 billion of gas costs and authorizing Consumers to reflect in its 2023-2024 GCR reconciliation the underrecovery of $15 million.
Consumers submitted its 2023-2024 GCR plan to the MPSC in December 2022 and self-implemented its proposed 2023-2024 GCR charge in April 2023. The MPSC approved Consumers’ 2023-2024 GCR plan in June 2024. Also, in June 2024, Consumers filed its 2023-2024 GCR reconciliation, requesting recovery of $0.5 billion of gas costs and authorization to reflect in its 2024-2025 GCR reconciliation the overrecovery of $3 million.
Consumers submitted its 2024‑2025 GCR plan to the MPSC in December 2023 and, in accordance with its proposed plan, self-implemented the 2024‑2025 GCR charge beginning in April 2024. The MPSC approved Consumers’ 2024-2025 GCR plan in August 2024.

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
CMS Energy Contingencies
Bay Harbor: CMS Land retained environmental remediation obligations for the collection and treatment of leachate at Bay Harbor after selling its interests in the development in 2002. Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site. In 2012, CMS Land and EGLE finalized an agreement establishing the final remedies and the future water quality criteria at the site. CMS Land completed all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit, which is valid through 2025. CMS Land will submit the required renewal request in April 2025, and will continue to operate under the existing permit until a renewal is issued.
At December 31, 2024, CMS Energy had a recorded liability of $48 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $61 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs in each of the next five years:

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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates its liability for NREPA sites for which it can estimate a range of loss to be between $4 million and $5 million. At December 31, 2024, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates its share of the total liability for known CERCLA sites to be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At December 31, 2024, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
Ludington Overhaul Contract Dispute: Consumers and DTE Electric, co-owners of Ludington, entered into a 2010 engineering, procurement, and construction agreement with Toshiba International Corporation, under which Toshiba International Corporation contracted to perform a major overhaul and upgrade of Ludington. Toshiba International Corporation later assigned the contract and all of its obligations to TAES. TAES’ work under the contract was incomplete, defective, and non‑conforming. Consumers and DTE Electric repeatedly documented TAES’ failure to perform under the contract and demanded that TAES provide a comprehensive plan to resolve those matters, including adherence to its warranty commitments and other contractual obligations. Consumers and DTE Electric engaged in extensive efforts to resolve these issues with TAES, including a formal demand to TAES’ parent, Toshiba, under a parent guaranty it provided. TAES did not provide a comprehensive plan or otherwise meet its performance obligations. As a result of TAES’ defaults, Consumers and DTE Electric terminated the contract.
In order to enforce their rights under the contract and parent guaranty, and to pursue appropriate damages, Consumers and DTE Electric filed a complaint against TAES and Toshiba in the U.S. District Court for the Eastern District of Michigan in 2022. TAES and Toshiba filed a motion to dismiss the complaint, along with an answer and counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties’ contract. As a co-owner of Ludington, Consumers would be liable for 51 percent of any such damages, if liability and damages were proven. The court denied the motion to dismiss filed by TAES and Toshiba. The parties are engaged in ongoing litigation, including discovery, pursuant to a court-ordered schedule. Consumers believes the counterclaims filed by TAES and Toshiba are without merit, but cannot predict the financial impact or outcome of this matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s and Consumers’ financial condition, results of operations, or liquidity.

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

At December 31, 2024, Consumers had a recorded liability of $60 million for its remaining obligations for these sites. Consumers expects to pay the following amounts for remediation and other response activity costs in each of the next five years:

In Millions
	2025	2026	2027	2028	2029
Consumers
Remediation and other response activity costs	$3	$7	$9	$24	$7
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At December 31, 2024, Consumers had a regulatory asset of $90 million related to the MGP sites.
Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at December 31, 2024:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from sale of membership interests in VIEs[1]	various	indefinite	$258	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	153	1
Guarantee[3]	2011	indefinite	30	—
Consumers
Guarantee[3]	2011	indefinite	$30	$—
1These obligations arose from the sale of membership interests in Aviator Wind, Newport Solar Holdings, and NWO Holdco to tax equity investors. NorthStar Clean Energy provided certain indemnity obligations that protect the tax equity investors against losses incurred as a result of breaches of representations and warranties under the associated limited liability company agreements. These obligations are generally capped at an amount equal to the tax equity investor’s capital contributions plus a specified return, less any distributions and tax benefits it receives, in connection with its membership interest. For any indemnity obligations related to Aviator Wind, NorthStar Clean Energy would recover 49 percent of any amounts paid to the tax equity investor from the other owner of Aviator Wind Equity Holdings. Additionally, Aviator Wind holds insurance coverage that would partially protect against losses incurred as a result of certain failures to qualify for production tax credits. For further details on NorthStar Clean Energy’s ownership interest in Aviator Wind, Newport Solar Holdings, and NWO Holdco, see Note 18, Variable Interest Entities.
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
Contractual Commitments
Purchase Obligations: Purchase obligations arise from long-term contracts for the purchase of commodities and related services, and construction and service agreements. The commodities and related services include long-term PPAs, natural gas and associated transportation, and coal and associated transportation. Related-party PPAs are between Consumers and certain affiliates of NorthStar Clean Energy. Presented in the following table are CMS Energy’s and Consumers’ contractual purchase obligations at December 31, 2024 for each of the periods shown:

In Millions
	Payments Due
	Total	2025	2026	2027	2028	2029	Beyond 2029
CMS Energy, including Consumers
Total PPAs	$7,006	$659	$662	$698	$677	$678	$3,632
Other	4,432	1,780	1,095	670	461	239	187
Total purchase obligations	$11,438	$2,439	$1,757	$1,368	$1,138	$917	$3,819
Consumers
PPAs
MCV PPA	$1,297	$265	$233	$218	$222	$239	$120
Related-party PPAs	60	29	15	16	—	—	—
Other PPAs	5,649	365	414	464	455	439	3,512
Total PPAs	$7,006	$659	$662	$698	$677	$678	$3,632
Other	3,371	1,412	958	518	365	116	2
Total purchase obligations	$10,377	$2,071	$1,620	$1,216	$1,042	$794	$3,634

MCV PPA: Consumers has a PPA with the MCV Partnership giving Consumers the right to purchase up to 1,240 MW of capacity and energy produced by the MCV Facility through May 2030. The MCV PPA provides for:
•a capacity charge of $10.14 per MWh of available capacity through March 2025 and $5.00 per MWh of available capacity from March 2025 through the termination date of the PPA
•a fixed energy charge of $6.30 per MWh for on-peak hours and $6.00 for off-peak hours
•a variable energy charge based on the MCV Partnership’s cost of production for energy delivered to Consumers
•a $5 million annual contribution by the MCV Partnership to a renewable resources program through March 2025
Capacity and energy charges under the MCV PPA were $358 million in 2024, $340 million in 2023, and $519 million in 2022.
Other PPAs: Consumers has PPAs expiring through 2047 with various counterparties. The majority of the PPAs have capacity and energy charges for delivered energy. Capacity and energy charges under these PPAs were $565 million in 2024, $498 million in 2023, and $510 million in 2022. In addition, CMS Energy and Consumers account for several of their PPAs as leases. See Note 8, Leases for more information about CMS Energy’s and Consumers’ lease obligations.

4:    Financings and Capitalization
Presented in the following table is CMS Energy’s long-term debt at December 31:

In Millions, Except Interest Rate and Maturity
	Interest Rate (%)		Maturity	2024	2023
CMS Energy, including Consumers
CMS Energy, parent only
Senior notes	3.875		2024	$—	$250
	3.600		2025	250	250
	3.000		2026	300	300
	2.950		2027	275	275
	3.450		2027	350	350
	4.700		2043	250	250
	4.875		2044	300	300
				$1,725	$1,975

Convertible senior notes[1]	3.375		2028	$800	$800

Junior subordinated notes[2]	4.750	[3]	2050	$500	$500
	3.750	[4]	2050	400	400
	5.625		2078	200	200
	5.875		2078	280	280
	5.875		2079	630	630
				$2,010	$2,010

Term loan facilities	variable	[5]	2025	$90	$—
	variable	[6]	2025	400	—
				$490	$—

Total CMS Energy, parent only				$5,025	$4,785
CMS Energy subsidiaries
Consumers				$11,370	$10,863
NorthStar Clean Energy, including subsidiaries
Revolving credit facility	variable	[7]	2027	150	—
Total principal amount outstanding				$16,545	$15,648
Current amounts				(1,192)	(975)
Unamortized discounts				(29)	(30)
Unamortized issuance costs				(130)	(135)
Total long-term debt				$15,194	$14,508
1Holders of the convertible senior notes may convert their notes at their option in accordance with the conditions outlined in the related indenture. CMS Energy will settle conversions of the notes in accordance with the terms outlined in the related indenture. The conversion rate will be subject to adjustment for anti-dilutive events and fundamental change and redemption provisions as described in the related indenture.

There are no sinking fund requirements for the notes. At December 31, 2024, the conversion price for the notes was $73.93 per share of common stock. Unamortized debt costs associated with this issuance were $9 million at December 31, 2024.
2These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness.
3On June 1, 2030, and every five years thereafter, the notes will reset to an interest rate equal to the five‑year treasury rate plus 4.116 percent.
4On December 1, 2030, and every five years thereafter, the notes will reset to an interest rate equal to the five‑year treasury rate plus 2.900 percent.
5The delayed-draw unsecured term loan credit facility has an interest rate of Term SOFR plus 0.900 percent. At December 31, 2024, borrowings under the term loan credit facility had a weighted-average interest rate of 5.245 percent.
6The delayed-draw unsecured term loan credit facility has an interest rate of one-month Term SOFR plus 0.850 percent. At December 31, 2024, borrowings under the term loan credit facility had a weighted-average interest rate of 5.403 percent.
7Loans under this facility have an interest rate of one-month Term SOFR plus 1.750 percent less an adjustment of 0.050 percent for green credit advances. At December 31, 2024, the weighted-average interest rate for the loans issued under this facility was 6.097 percent.

Presented in the following table is Consumers’ long-term debt at December 31:

In Millions, Except Interest Rate and Maturity
	Interest Rate (%)	Maturity		2024	2023
Consumers
First mortgage bonds
	3.125		2024	$—	$250
	3.190		2024	—	52
	5.240		2026	115	115
	3.680		2027	100	100
	3.390		2027	35	35
	4.650		2028	425	425
	3.800		2028	300	300
	4.900		2029	500	500
	5.070		2029	50	50
	4.600		2029	600	—
	4.700		2030	700	—
	5.170		2032	95	95
	3.600		2032	350	350
	3.180		2032	100	100
	4.625		2033	700	700
	5.800		2035	175	175
	5.380		2037	140	140
	3.520		2037	335	335
	4.010		2038	215	215
	6.170		2040	50	50
	4.970		2040	50	50
	4.310		2042	263	263
	3.950		2043	425	425
	4.100		2045	250	250
	3.250		2046	450	450
	3.950		2047	350	350
	4.050		2048	550	550
	4.350		2049	550	550
	3.750		2050	300	300
	3.100		2050	550	550
	3.500		2051	575	575
	2.650		2052	300	300
	4.200		2052	450	450
	3.860		2052	50	50
	4.280		2057	185	185
	2.500		2060	525	525
	4.350		2064	250	250
	variable	[1]	2069	76	76
	variable	[1]	2070	134	134
	variable	[1]	2070	127	127
				$11,395	$10,397

In Millions, Except Interest Rate and Maturity
	Interest Rate (%)	Maturity			2024	2023
Tax-exempt revenue bonds	0.875	[2]	2035		$35	$35
	3.350	[3]	2049		75	75
					$110	$110

2014 Securitization bonds	3.528	[4]	2029	[5]	$112	$141
2023 Securitization bonds	5.322	[6]	2028-2031	[5]	588	646
					$700	$787

Total principal amount outstanding					$12,205	$11,294
Current amounts					(452)	(725)
Long-term debt – related parties[7] principal amount outstanding			2043-2060		(835)	(431)
Unamortized discounts					(27)	(28)
Unamortized issuance costs					(73)	(73)
Total long-term debt					$10,818	$10,037
1The variable-rate bonds bear interest quarterly at a rate of three‑month SOFR minus 0.038 percent, subject to a zero‑percent floor. At December 31, 2024, the interest rates were 4.320 percent for bonds due September 2069, 4.483 percent for bonds due May 2070, and 4.551 percent for bonds due October 2070. The interest rate for the variable-rate bonds at December 31, 2023 were 5.346 percent, 5.329 percent, and 5.368 percent, respectively. The holders of these variable-rate bonds may put them to Consumers for redemption on certain dates prior to their stated maturity, including dates within one year of December 31, 2024.
2The interest rate on these tax-exempt revenue bonds will reset on October 8, 2026.
3The interest rate on these tax‑exempt revenue bonds will reset on October 1, 2027.
4The weighted-average interest rate for Consumers’ securitization bonds issued through its subsidiary, Consumers 2014 Securitization Funding, was 3.528 percent at December 31, 2024 and 3.421 percent at December 31, 2023.
5Principal and interest payments are made semiannually.
6The weighted-average interest rate for Consumers’ securitization bonds issued through its subsidiary, Consumers 2023 Securitization Funding, was 5.322 percent at December 31, 2024 and 5.342 percent at December 31, 2023.
7Long-term debt – related parties reflects Consumers’ outstanding debt held by its parent as a result of CMS Energy’s repurchase of Consumers’ first mortgage bonds. Unamortized discounts associated with the repurchase of Consumers’ first mortgage bonds were $5 million at December 31, 2024 and $3 million at December 31, 2023. Unamortized issuance costs were $7 million at December 31, 2024 and $4 million at December 31, 2023.

Financings: Presented in the following table is a summary of major long-term debt issuances during 2024:

	Principal (In Millions)	Interest Rate (%)	Issuance Date	Maturity Date
CMS Energy, parent only
Term loan credit agreement	$400	variable	September 2024	September 2025
Term loan credit agreement[1]	90	variable	December 2024	December 2025
Total CMS Energy, parent only	$490
Consumers
First mortgage bonds	$600	4.600	January 2024	May 2029
First mortgage bonds	700	4.700	August 2024	January 2030
Total Consumers	$1,300
Total CMS Energy	$1,790
1In December 2024, CMS Energy entered into a $200 million unsecured term loan credit agreement and borrowed $90 million. In January 2025, CMS Energy borrowed an additional $70 million bearing an interest rate of 5.206 percent.
In February 2025, certain subsidiaries of NorthStar Clean Energy entered into a $334 million construction financing agreement and borrowed $32 million, bearing an interest rate of 6.600 percent.
Retirements: Presented in the following table is a summary of major long-term debt retirements during 2024:

	Principal (In Millions)	Interest Rate (%)	Retirement Date	Maturity Date
CMS Energy, parent only
Senior notes	$250	3.875	January 2024	March 2024
Total CMS Energy, parent only	$250
Consumers
First mortgage bonds[1]	$250	3.125	September 2024	August 2024
First mortgage bonds	52	3.190	December 2024	December 2024
Total Consumers	$302
Total CMS Energy	$552
1First mortgage bonds were repaid the first business day following the maturity date, which did not fall on a business day.
CMS Energy’s Purchase of Consumers’ First Mortgage Bonds: CMS Energy purchased Consumers’ first mortgage bonds with a principal balance of $404 million during 2024 in exchange for cash of $289 million. On a consolidated basis, CMS Energy’s repurchase of Consumers’ first mortgage bonds was accounted for as a debt extinguishment and resulted in a pre-tax gain of $110 million for the year ended December 31, 2024, which was recorded in other income on CMS Energy’s consolidated statements of income. Interest expense related to the repurchased bonds was $19 million for the year ended December 31, 2024.
In 2023, CMS Energy purchased Consumers’ first mortgage bonds with a principal balance of $431 million in exchange for cash of $293 million. On a consolidated basis, CMS Energy’s repurchase of Consumers’ first mortgage bonds resulted in a pre-tax gain of $131 million for the year ended

December 31, 2023. Interest expense related to the repurchased bonds was $5 million for the year ended December 31, 2023.
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements. Its current authorization ends on May 2, 2026. In January 2025, Consumers filed an application with the FERC for authority to issue long-term debt securities between February 21, 2025 and February 20, 2027. The application does not seek to replace Consumers’ existing authority for short-term securities.
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
Debt Maturities: At December 31, 2024, the aggregate annual maturities for long-term debt for the next five years, based on stated maturities or earlier put dates, were:

In Millions
	2025	2026	2027	2028	2029
CMS Energy, including Consumers
Long-term debt
CMS Energy, parent only	$740	$300	$625	$800	$—
NorthStar Clean Energy	—	—	150	—	—
Consumers	452	237	263	843	1,256
Total CMS Energy[1]	$1,192	$537	$1,038	$1,643	$1,256
NorthStar Clean Energy, including subsidiaries
Long-term debt	$—	$—	$150	$—	$—
Consumers
Long-term debt	$452	$237	$263	$843	$1,256

Credit Facilities: The following credit facilities with banks were available at December 31, 2024:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
December 14, 2027[1]	$550	$—	$31	$519
September 30, 2025	50	—	50	—
NorthStar Clean Energy, including subsidiaries
May 7, 2027[2]	$150	$150	$—	$—
September 25, 2025[3]	37	—	37	—
Consumers[4]
December 14, 2027	$1,100	$—	$28	$1,072
November 18, 2025	250	—	58	192
1There were no borrowings under this facility during the year ended December 31, 2024.
2Obligations under this facility are secured by certain pledged equity interests in subsidiaries of NorthStar Clean Energy; under the terms of this facility, the interests may not be sold by NorthStar Clean Energy unless there is an agreed-upon substitution for the pledged equity interests. At December 31, 2024, the net book value of the pledged equity interests was $396 million. Also under the terms of this facility, NorthStar Clean Energy may be restricted from remitting cash dividends to CMS Energy in the event of default.
3This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding Aviator Wind Equity Holdings, see Note 18, Variable Interest Entities.
4Obligations under these facilities are secured by first mortgage bonds of Consumers. There were no borrowings under these facilities during the year ended December 31, 2024.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At December 31, 2024, there were $65 million of commercial paper notes outstanding under this program bearing a weighted-average interest rate of 4.675 percent, recorded as current notes payable on CMS Energy’s and Consumers’ consolidated balance sheets.
In December 2024, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million at an interest rate of the prior month’s average one‑month Term SOFR minus 0.100 percent. At December 31, 2024, there were no outstanding borrowings under the agreement.
NorthStar Clean Energy’s Supplier Financing Program: Under a supplier financing program, NorthStar Clean Energy agrees to pay a bank that is acting as its payment agent the stated amount of confirmed invoices from participating suppliers on the original maturity dates of the invoices. The bank is required to pay the supplier invoices that have been confirmed as valid under the program in full within 135 days of the invoice date. NorthStar Clean Energy does not provide collateral or a guarantee to the bank in support of its payment obligations under the agreement, nor does it pay a fee for the service. NorthStar Clean Energy or the bank may terminate the supplier financing program agreement upon

30 days prior written notice to the other party. Obligations under this program are accounted for in accounts payable on CMS Energy’s consolidated balance sheets. Presented in the following table is the activity under NorthStar Clean Energy’s supplier financing program during the year ended December 31, 2024:

In Millions
Year Ended December 31	2024
Balance of payables under suppler financing program at beginning of period	$—
Payables confirmed	22
Balance of payables under suppler financing program at end of period	$22
Dividend Restrictions: At December 31, 2024, payment of dividends by CMS Energy on its common stock was limited to $8.0 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at December 31, 2024, Consumers had $2.3 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the year ended December 31, 2024, Consumers paid $795 million in dividends on its common stock to CMS Energy.
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
Presented in the following table are details of CMS Energy’s forward sales contracts under its current equity offering program at December 31, 2024:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	December 31, 2024
December 16, 2024	November 27, 2025	400,581	$69.43	$69.53
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
The initial forward price in the forward equity sale contracts includes a deduction for commissions and will be adjusted on a daily basis over the term based on an interest rate factor and decreased on certain dates by certain predetermined amounts to reflect expected dividend payments. No amounts are recorded on CMS Energy’s consolidated balance sheets until settlements of the forward equity sale contracts occur. If CMS Energy had elected to net share settle or net cash settle the contracts as of December 31, 2024, it would not have been required to deliver shares or pay cash.
Preferred Stock: CMS Energy’s Series C preferred stock is traded on the New York Stock Exchange under the symbol CMS PRC. Depositary shares represent a 1/1000th interest in a share of its Series C preferred stock. The Series C preferred stock has no maturity or mandatory redemption date and is not redeemable at the option of the holders. CMS Energy may, at its option, redeem the Series C preferred stock, in whole or in part, at any time on or after July 15, 2026. The Series C preferred stock ranks senior to CMS Energy’s common stock with respect to dividend rights and distribution rights upon liquidation. Presented in the following table are details of CMS Energy’s Series C preferred stock at December 31, 2024 and 2023:

	Depositary Share Par Value	Depositary Share Optional Redemption Price	Number of Depositary Shares Authorized	Number of Depositary Shares Outstanding
Cumulative, redeemable perpetual	$25	$25	9,200,000	9,200,000
Preferred Stock of Subsidiary: Consumers’ preferred stock is traded on the New York Stock Exchange under the symbol CMS-PB. Presented in the following table are details of Consumers’ preferred stock at December 31, 2024 and 2023:

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

In Millions
	CMS Energy, including Consumers		Consumers
December 31	2024	2023	2024	2023
Assets[1]
Cash equivalents	$27	$18	$—	$—
Restricted cash equivalents	75	21	75	21
Nonqualified deferred compensation plan assets	34	30	25	22
Derivative instruments	2	2	2	2
Total assets	$138	$71	$102	$45
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$34	$30	$25	$22
Total liabilities	$34	$30	$25	$22
1All assets and liabilities were classified as Level 1 with the exception of derivative contracts, which were classified as Level 3.
Cash Equivalents: Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity.
Nonqualified Deferred Compensation Plan Assets and Liabilities: The nonqualified deferred compensation plan assets consist of mutual funds, which are bought and sold only at the discretion of plan participants. The assets are valued using the daily quoted net asset values. CMS Energy and Consumers value their nonqualified deferred compensation plan liabilities based on the fair values of the plan assets, as they reflect the amount owed to the plan participants in accordance with their investment elections. CMS Energy and Consumers report the assets in other non‑current assets and the liabilities in other non‑current liabilities on their consolidated balance sheets.
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

In Millions
	December 31, 2024					December 31, 2023
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$9	$8	$—	$—	$8	$11	$11	$—	$—	$11
Liabilities
Long-term debt[2]	16,386	14,876	1,018	11,952	1,906	15,483	14,305	1,103	11,186	2,016
Long-term payables[3]	9	9	—	—	9	11	11	—	—	11
Consumers
Assets
Long-term receivables[1]	$9	$8	$—	$—	$8	$11	$11	$—	$—	$11
Notes receivable – related party[4]	94	94	—	—	94	97	97	—	—	97
Liabilities
Long-term debt[5]	11,270	9,940	—	8,034	1,906	10,762	9,757	—	7,741	2,016
Long-term debt – related party[6]	823	549	—	549	—	424	303	—	303	—
Long-term payables	4	4	—	—	4	5	5	—	—	5
1Includes current portion of long-term accounts receivable and notes receivable of $4 million at December 31, 2024 and $6 million at December 31, 2023.
2Includes current portion of long-term debt of $1.2 billion at December 31, 2024 and $975 million at December 31, 2023.
3Includes current portion of long-term payables of $2 million at December 31, 2024 and December 31, 2023.

4Includes current portion of notes receivable – related party of $7 million at December 31, 2024 and 2023. For more information on notes receivable – related party, see Note 17, Related-party Transactions—Consumers.
5Includes current portion of long-term debt of $452 million at December 31, 2024 and $725 million at December 31, 2023.
6For more information on CMS Energy’s repurchases of Consumers’ first mortgage bonds, see Note 4, Financings and Capitalization—CMS Energy’s Purchase of Consumers’ First Mortgage Bonds.
Notes receivable – related party represents Consumers’ portion of the DB SERP demand note payable issued by CMS Energy to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028.

7:    Plant, Property, and Equipment
Presented in the following table are details of CMS Energy’s and Consumers’ plant, property, and equipment:

In Millions, Except as Noted
December 31	Estimated Depreciable Life in Years	2024	2023
CMS Energy, including Consumers
Plant, property, and equipment, gross
Consumers	3 – 125	$33,434	$31,723
NorthStar Clean Energy
Independent power production[1]	3 – 40	1,452	1,387
Assets under finance leases[2]		45	24
Other	3 – 5	1	1
Plant, property, and equipment, gross		$34,932	$33,135
Construction work in progress		2,098	944
Accumulated depreciation and amortization		(9,569)	(9,007)
Total plant, property, and equipment[3]		$27,461	$25,072
Consumers
Plant, property, and equipment, gross
Electric
Generation	15 – 125	$6,576	$6,511
Distribution	15 – 75	12,135	11,339
Other	5 – 55	1,307	1,355
Assets under finance leases[2]		119	97
Gas
Distribution	20 – 85	7,942	7,452
Transmission	17 – 75	3,081	2,806
Underground storage facilities[4]	29 – 75	1,405	1,295
Other	5 – 55	828	815
Assets under finance leases[2]		12	15
Other non-utility property	3 – 51	29	38
Plant, property, and equipment, gross		$33,434	$31,723
Construction work in progress		1,766	845
Accumulated depreciation and amortization		(9,310)	(8,796)
Total plant, property, and equipment[2]		$25,890	$23,772
1A portion of independent power production assets are leased to others under operating leases. For information regarding CMS Energy’s operating leases of owned assets, see Note 8, Leases.
2For information regarding the amortization terms of CMS Energy’s and Consumers’ assets under finance leases, see Note 8, Leases.
3Consumers’ plant additions were $2.1 billion for the year ended December 31, 2024 and $3.1 billion for the year ended December 31, 2023. Consumers’ plant retirements were $390 million for the year ended December 31, 2024 and $856 million for the year ended December 31, 2023.

4Underground storage includes base natural gas of $26 million at December 31, 2024 and 2023. Base natural gas is not subject to depreciation.
Intangible Assets: Included in net plant, property, and equipment are intangible assets. Presented in the following table are details about Consumers’ intangible assets:

In Millions, Except as Noted
Description	Amortization Life in Years	December 31, 2024		December 31, 2023
		Gross Cost[1]	Accumulated Amortization	Gross Cost[1]	Accumulated Amortization
Consumers
Software development	3 – 15	$679	$481	$772	$543
Rights of way	50 – 85	253	68	229	64
Franchises and consents	5 – 50	16	11	16	11
Leasehold improvements	various[2]	13	7	11	7
Other intangibles	various	28	16	24	15
Total		$989	$583	$1,052	$640
1Consumers’ intangible asset additions were $90 million for the year ended December 31, 2024 and $80 million for the year ended December 31, 2023. Consumers’ intangible asset retirements were $153 million for the year ended December 31, 2024 and $142 million for the year ended December 31, 2023.
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

Years Ended December 31	2024	2023	2022
Electric	6.9%	6.5%	6.2%
Gas	5.8	5.8	5.6
Assets Under Finance Leases: Presented in the following table are further details about changes in CMS Energy’s and Consumers’ assets under finance leases:

In Millions
Years Ended December 31	2024	2023
CMS Energy, including Consumers
Balance at beginning of period	$136	$170
Additions	55	—
Net retirements and other adjustments	(15)	(34)
Balance at end of period	$176	$136
Consumers
Balance at beginning of period	$112	$146
Additions	34	—
Net retirements and other adjustments	(15)	(34)
Balance at end of period	$131	$112
Assets under finance leases are presented as gross amounts. CMS Energy’s, including Consumers’, accumulated amortization of assets under finance leases was $57 million at December 31, 2024 and $65 million at December 31, 2023. Consumers’ accumulated amortization of assets under finance leases was $55 million at December 31, 2024 and $64 million at December 31, 2023.
Depreciation and Amortization: Presented in the following table are further details about CMS Energy’s and Consumers’ accumulated depreciation and amortization:

In Millions
Years Ended December 31	2024	2023
CMS Energy, including Consumers
Utility plant assets	$9,307	$8,790
Non-utility plant assets	262	217
Consumers
Utility plant assets	$9,307	$8,790
Non-utility plant assets	3	6
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

Years Ended December 31	2024	2023	2022
Electric utility property	3.6%	3.8%	3.7%
Gas utility property	2.5	2.8	2.9
Other property	7.1	7.8	8.9
CMS Energy and Consumers record property repairs and minor property replacement as maintenance expense. CMS Energy and Consumers record planned major maintenance activities as operating expense unless the cost represents the acquisition of additional long-lived assets or the replacement of an existing long-lived asset.
Presented in the following table are the components of CMS Energy’s and Consumers’ depreciation and amortization expense:

In Millions
Years Ended December 31	2024	2023	2022
CMS Energy, including Consumers
Depreciation expense – plant, property, and equipment	$1,041	$1,050	$990
Amortization expense
Software	81	92	103
Other intangible assets	5	5	5
Other regulatory assets	2	—	—
Securitized regulatory assets	111	33	28
Total depreciation and amortization expense	$1,240	$1,180	$1,126
Consumers
Depreciation expense – plant, property, and equipment	$992	$1,007	$952
Amortization expense
Software	81	92	103
Other intangible assets	5	5	5
Other regulatory assets	2	—	—
Securitized regulatory assets	111	33	28
Total depreciation and amortization expense	$1,191	$1,137	$1,088
Presented in the following table is Consumers’ estimated amortization expense on intangible assets for each of the next five years:

In Millions
	2025	2026	2027	2028	2029
Consumers
Intangible asset amortization expense	$94	$90	$83	$77	$75

Jointly Owned Regulated Utility Facilities
Presented in the following table are Consumers’ investments in jointly owned regulated utility facilities at December 31, 2024:

In Millions, Except Ownership Share
	J.H. Campbell Unit 3	Ludington	Other
Ownership share	93.3%	51.0%	various
Utility plant in service	$1,725	$621	$445
Accumulated provision for depreciation	(856)	(242)	(95)
Plant under construction	—	13	29
Net investment	$869	$392	$379
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
Consumers and DTE Electric are engaged in ongoing litigation with TAES and Toshiba related to TAES’ incomplete, defective, and nonconforming work during a major overhaul and upgrade of Ludington. For additional details on this dispute, see Note 3, Contingencies and Commitments—Ludington Overhaul Contract Dispute.
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
Presented in the following table is information about CMS Energy’s and Consumers’ lease right-of-use assets and lease liabilities:

In Millions, Except as Noted
	CMS Energy, including Consumers		Consumers
December 31	2024	2023	2024	2023
Operating leases
Right-of-use assets[1]	$24	$26	$20	$23
Lease liabilities
Current lease liabilities[2]	3	4	3	4
Non-current lease liabilities[3]	21	22	17	19
Finance leases
Right-of-use assets	119	71	76	48
Lease liabilities[4]
Current lease liabilities	4	5	4	5
Non-current lease liabilities	112	62	69	39
Weighted-average remaining lease term (in years)
Operating leases	20	19	19	18
Finance leases	26	19	22	11
Weighted-average discount rate
Operating leases	5.3%	5.2%	5.4%	5.3%
Finance leases[5]	5.8	5.3	4.8	1.5
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
4Includes related-party lease liabilities of $23 million, of which less than $1 million was current, at December 31, 2024 and 2023.
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

CMS Energy and Consumers report operating, variable, and short-term lease costs as operating expenses on their consolidated statements of income, except for certain amounts that may be capitalized to other assets. Presented in the following table is a summary of CMS Energy’s and Consumers’ total lease costs:

In Millions
Years Ended December 31	2024	2023
CMS Energy, including Consumers
Operating lease costs	$6	$6
Finance lease costs
Amortization of right-of-use assets	6	9
Interest on lease liabilities	16	15
Variable lease costs	107	107
Short-term lease costs	13	14
Total lease costs	$148	$151
Consumers
Operating lease costs	$5	$5
Finance lease costs
Amortization of right-of-use assets	5	8
Interest on lease liabilities	13	13
Variable lease costs	107	107
Short-term lease costs	12	14
Total lease costs	$142	$147
Presented in the following table is supplemental cash flow information related to CMS Energy’s and Consumers’ lease liabilities:

In Millions
Years Ended December 31	2024	2023
CMS Energy, including Consumers
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities for operating leases	$6	$6
Cash used in operating activities for finance leases	15	15
Cash used in financing activities for finance leases	6	8
Lease liabilities arising from obtaining right-of-use assets
Operating leases	3	1
Finance leases	55	—
Consumers
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities for operating leases	$5	$6
Cash used in operating activities for finance leases	13	13
Cash used in financing activities for finance leases	5	8
Lease liabilities arising from obtaining right-of-use assets
Operating leases	1	1
Finance leases	34	—

Presented in the following table are the minimum rental commitments under CMS Energy’s and Consumers’ non‑cancelable leases:

In Millions
		Finance Leases
December 31, 2024	Operating Leases	Pipelines and PPAs	Land and Other	Total
CMS Energy, including Consumers
2025	$4	$13	$7	$20
2026	3	13	7	20
2027	2	13	5	18
2028	2	13	5	18
2029	2	13	5	18
2030 and thereafter	29	13	177	190
Total minimum lease payments	$42	$78	$206	$284
Less discount	18	50	118	168
Present value of minimum lease payments	$24	$28	$88	$116
Consumers
2025	$4	$13	$4	$17
2026	3	13	4	17
2027	2	13	3	16
2028	2	13	2	15
2029	1	13	2	15
2030 and thereafter	23	13	71	84
Total minimum lease payments	$35	$78	$86	$164
Less discount	15	50	41	91
Present value of minimum lease payments	$20	$28	$45	$73
Lessor
CMS Energy and Consumers are the lessor under power sales and natural gas delivery agreements that are accounted for as leases.
CMS Energy has power sales agreements that are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. For the year ended December 31, 2024, lease revenue from these power sales agreements was $105 million, which included variable lease payments of $61 million. For the year ended December 31, 2023, lease revenue from these power sales agreements was $116 million, which included variable lease payments of $74 million.
Presented in the following table are the minimum rental payments to be received under CMS Energy’s non‑cancelable operating leases:

In Millions
December 31, 2024
2025	$44
2026	18
Total minimum lease payments	$62

Consumers has a natural gas transportation agreement with a subsidiary of CMS Energy that extends through 2038, related to a pipeline owned by Consumers. This agreement is accounted for as a direct finance lease and will automatically extend annually unless terminated by either party. The effects of the lease are eliminated on CMS Energy’s consolidated financial statements.
Minimum rental payments to be received under Consumers’ direct financing lease are less than $1 million for each of the next five years and $6 million for the years thereafter. The lease receivable was $6 million as of December 31, 2024, which does not include unearned income of $5 million.
9:    Asset Retirement Obligations
CMS Energy and Consumers record the fair value of the cost to remove assets at the end of their useful lives, if there is a legal obligation to remove them. If a reasonable estimate of fair value cannot be made in the period in which the ARO is incurred, such as for assets with indeterminate lives, the liability is recognized when a reasonable estimate of fair value can be made. CMS Energy and Consumers have not recorded liabilities associated with the closure of their hydroelectric facilities and certain gas wells that have an indeterminate life or for assets that have immaterial cumulative disposal costs, such as substation batteries.
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
Presented below are the categories of assets that CMS Energy and Consumers have legal obligations to remove at the end of their useful lives and for which they have an ARO liability recorded:

ARO Description	In-service Date	Long-lived Assets
Closure of coal ash disposal areas	various	Generating plants coal ash areas
Gas distribution cut, purge, and cap	various	Gas distribution mains and services
Asbestos abatement	1973	Electric and gas utility plant
Closure of renewable generation assets	various	Wind and solar generation facilities
Gas wells plug and abandon	various	Gas transmission and storage

Presented in the following tables are the changes in CMS Energy’s and Consumers’ ARO liabilities:

In Millions
Company and ARO Description	ARO Liability 12/31/2023	Incurred	Settled	Accretion	Cash Flow Revisions	ARO Liability 12/31/2024
CMS Energy, including Consumers
Consumers	$739	$1	$(69)	$33	$(10)	$694
Renewable generation assets	32	—	—	2	—	34
Total CMS Energy	$771	$1	$(69)	$35	$(10)	$728
Consumers
Coal ash disposal areas	$268	$1	$(51)	$12	$—	$230
Gas distribution cut, purge, and cap	290	—	(9)	15	(1)	295
Asbestos abatement	51	—	(7)	2	(9)	37
Renewable generation assets	102	—	—	3	—	105
Gas wells plug and abandon	28	—	(2)	1	—	27
Total Consumers	$739	$1	$(69)	$33	$(10)	$694
In May 2024, the EPA finalized a rule regulating CCR impoundments at electric generating facilities that became inactive prior to the effective date of a rule published in 2015 regulating CCRs under RCRA. Additionally, the EPA established groundwater monitoring, corrective action, closure, and post-closure care requirements for CCR surface impoundments and landfills closed prior to the effective date of the 2015 CCR rule, but that do not meet the closure technical and performance standards of the May 2024 rule. These include inactive CCR landfills that were previously exempted from regulation but that are now considered CCR management units. In response to the new rule, Consumers recorded an immaterial increase to its existing ARO and is performing a review of legacy impoundments and of other parts of the 2024 rule. If needed, Consumers will record an incremental ARO for legacy impoundments when a reasonable estimate of the fair value of the associated costs can be made; any resulting ARO could be material. Consumers has historically been authorized to recover in electric rates costs related to coal ash disposal sites.

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

10:    Retirement Benefits
Benefit Plans: CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to eligible employees under a number of different plans. These plans include:
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
DCCP: CMS Energy and Consumers provide an employer contribution to the DCCP 401(k) plan for employees hired on or after July 1, 2003. The contribution ranges from five percent to ten percent of base pay, depending on years of service and employee class. Employees are not required to contribute in order to receive the plan’s employer contribution. DCCP expense for CMS Energy, including Consumers, was $53 million for the year ended December 31, 2024, $51 million for the year ended December 31, 2023, and $48 million for the year ended December 31, 2022. DCCP expense for Consumers was $52 million for the year ended December 31, 2024, $50 million for the year ended December 31, 2023, and $48 million for the year ended December 31, 2022.
DB SERP: The DB SERP is a nonqualified plan as defined by the Internal Revenue Code. DB SERP benefits are paid from a rabbi trust. The trust assets are not considered plan assets under ASC 715. DB SERP rabbi trust earnings are taxable. Presented in the following table are the fair values of trust assets and ABO for CMS Energy’s and Consumers’ DB SERP:

In Millions
Years Ended December 31	2024	2023
CMS Energy, including Consumers
Trust assets	$127	$132
ABO	105	115
Consumers
Trust assets	$95	$98
ABO	76	83

Neither CMS Energy nor Consumers made any contributions to the DB SERP in 2024 or 2023.
DC SERP: On April 1, 2006, CMS Energy and Consumers implemented a DC SERP and froze further new participation in the DB SERP. The DC SERP provides participants benefits ranging from five percent to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. CMS Energy’s and Consumers’ contributions to the plan, if any, are placed in a grantor trust. For CMS Energy and Consumers, trust assets were $17 million at December 31, 2024 and $14 million at December 31, 2023. DC SERP assets are included in other non‑current assets on CMS Energy’s and Consumers’ consolidated balance sheets. CMS Energy’s and Consumers’ DC SERP expense was $1 million for the years ended December 31, 2024, 2023, and 2022.
401(k) Plan: The 401(k) plan employer match equals four to six percent of employee eligible contributions based on an employee’s wages and class. The total 401(k) plan cost for CMS Energy, including Consumers, was $41 million for the years ended December 31, 2024 and 2023, and $44 million for the year ended December 31, 2022. The total 401(k) plan cost for Consumers was $39 million for the year ended December 31, 2024, $40 million for the year ended December 31, 2023, and $43 million for the year ended December 31, 2022.
Health-related OPEB Plan: Participants in the health-related OPEB Plan include regular full-time employees covered by the employee health care plan on the day before retirement from either CMS Energy or Consumers at age 55 or older with at least 10 full years of applicable continuous service and hired before January 1, 2007 for non-union participants and hired before September 1, 2010 for union participants. Regular full-time employees who qualify for disability retirement under the DB Pension Plans or are disabled and covered by the DCCP and who have 15 years of applicable continuous service may also participate in the OPEB Plan. Retiree health care costs were based on the assumption that costs would increase 8.50 percent in 2025 and 8.00 percent in 2024 for those under 65 and would increase 10.25 percent in 2025 and 8.50 percent in 2024 for those over 65. The rate of increase was assumed to decline to 4.75 percent by 2033 and thereafter for all retirees.

Assumptions: Presented in the following table are the weighted-average assumptions used in CMS Energy’s and Consumers’ retirement benefit plans to determine benefit obligations and net periodic benefit cost:

December 31	2024	2023	2022
CMS Energy, including Consumers
Weighted average for benefit obligations[1]
Discount rate[2]
DB Pension Plan A	5.73%	5.05%	5.24%
DB Pension Plan B	5.59	4.95	5.14
DB SERP	5.56	4.94	5.13
OPEB Plan	5.69	5.02	5.21
Rate of compensation increase
DB Pension Plan A	3.70	3.60	3.60
DB SERP[3]	—	—	5.50
Weighted average for net periodic benefit cost[1]
Service cost discount rate[2,4]
DB Pension Plan A	5.08%	5.27%	3.09%
DB SERP[3]	—	5.18	3.09
OPEB Plan	5.12	5.31	3.23
Interest cost discount rate[2,4]
DB Pension Plan A	4.93	5.12	2.44
DB Pension Plan B	4.87	5.06	2.21
DB SERP	4.87	5.06	2.21
OPEB Plan	4.91	5.10	2.45
Expected long-term rate of return on plan assets[5]
DB Pension Plans	7.50	7.20	6.50
OPEB Plan	7.50	7.20	6.50
Rate of compensation increase
DB Pension Plan A	3.60	3.60	3.60
DB SERP[3]	—	5.50	5.50
1The mortality assumption for benefit obligations was based on the Pri-2012 Mortality Table, with improvement scale MP-2021. The mortality assumption for net periodic benefit cost was based on the Pri-2012 Mortality Table, with improvement scale MP-2021.
2The discount rate reflects the rate at which benefits could be effectively settled and is equal to the equivalent single rate resulting from a yield-curve analysis. This analysis incorporated the projected benefit payments specific to CMS Energy’s and Consumers’ DB Pension Plans and OPEB Plan and the yields on high-quality corporate bonds rated Aa or better.
3The last active participant in the DB SERP retired in 2023. Thus, the determination of the associated benefit obligation and net periodic benefit cost no longer assumes a rate of compensation increase nor a service cost discount rate.
4CMS Energy and Consumers have elected to use a full-yield-curve approach in the estimation of service cost and interest cost; this approach applies individual spot rates along the yield curve to future projected benefit payments based on the time of payment.

5CMS Energy and Consumers determined the long-term rate of return using historical market returns, the present and expected future economic environment, the capital market principles of risk and return, and the expert opinions of individuals and firms with financial market knowledge. CMS Energy and Consumers considered the asset allocation of the portfolio in forecasting the future expected total return of the portfolio. The goal was to determine a long-term rate of return that could be incorporated into the planning of future cash flow requirements in conjunction with the change in the liability. Annually, CMS Energy and Consumers review for reasonableness and appropriateness the forecasted returns for various classes of assets used to construct an expected return model. CMS Energy’s and Consumers’ expected long-term rate of return on the assets of the DB Pension Plans was 7.50 percent in 2024. The actual return (loss) on the assets of the DB Pension Plans was 3.6 percent in 2024, 12.6 percent in 2023, and (15.9) percent in 2022.
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans and DB SERP			OPEB Plan
Years Ended December 31	2024	2023	2022	2024	2023	2022
CMS Energy, including Consumers
Net periodic credit
Service cost	$28	$29	$41	$11	$12	$17
Interest cost	109	112	84	43	44	28
Settlement loss	—	—	1	—	—	—
Expected return on plan assets	(234)	(220)	(206)	(115)	(103)	(115)
Amortization of:
Net loss	12	12	40	4	12	1
Prior service cost (credit)	4	4	4	(31)	(41)	(51)
Settlement loss	11	11	9	—	—	—
Net periodic credit	$(70)	$(52)	$(27)	$(88)	$(76)	$(120)
Consumers
Net periodic credit
Service cost	$27	$28	$39	$11	$11	$17
Interest cost	102	105	79	41	42	27
Expected return on plan assets	(221)	(208)	(194)	(107)	(95)	(107)
Amortization of:
Net loss	11	11	37	4	12	—
Prior service cost (credit)	4	4	4	(30)	(40)	(50)
Settlement loss	11	11	9	—	—	—
Net periodic credit	$(66)	$(49)	$(26)	$(81)	$(70)	$(113)
In Consumers’ electric and gas rate cases, the MPSC approved a mechanism allowing Consumers to defer for future recovery or refund pension and OPEB expenses above or below the amounts used to set existing rates. Amounts deferred will be collected from or refunded to customers over ten years. At December 31, 2024, CMS Energy, including Consumers, had deferred $15 million of pension credits and $11 million of OPEB credits under this mechanism related to 2024 expense. At December 31, 2023, CMS Energy, including Consumers, had deferred $11 million of pension credits and $23 million of OPEB costs under this mechanism related to 2023 expense.
CMS Energy and Consumers amortize net gains and losses in excess of ten percent of the greater of the PBO or the MRV over the average remaining service period for DB Pension Plan A and the OPEB Plan and over the average remaining life expectancy of participants for DB Pension Plan B. For DB Pension Plan A, the estimated period of amortization of gains and losses was eight years  for the years ended December 31, 2024, 2023, and 2022. For DB Pension Plan B, the estimated period of amortization of gains and losses was 17 years for the years ended December 31, 2024 and 2023, and 18 years for the year ended December 31, 2022. For the OPEB Plan, the estimated amortization period was nine years for the years ended December 31, 2024, 2023, and 2022.
Prior service cost (credit) amortization is established in the year in which the prior service cost (credit) first occurred, and is based on the same amortization period for all future years until the prior service cost (credit) is fully amortized. CMS Energy and Consumers had new prior service costs for OPEB in 2024. The estimated period of amortization of these new prior service costs is seven years.
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

Reconciliations: Presented in the following table are reconciliations of the funded status of CMS Energy’s and Consumers’ retirement benefit plans with their retirement benefit plans’ liabilities:

In Millions
	DB Pension Plans				DB SERP		OPEB Plan
Years Ended December 31	2024	2023			2024	2023	2024	2023
CMS Energy, including Consumers
Benefit obligation at beginning of period	$2,195		$2,169		$114	$117	$900		$889
Service cost	28		29		—	—	11		12
Interest cost	104		106		5	6	43		44
Plan amendments	—		—		—	—	(25)		—
Actuarial loss (gain)	(91)	[1]	52	[1]	(4)	1	(40)	[1]	9	[1]
Benefits paid	(142)		(161)		(10)	(10)	(58)		(54)
Benefit obligation at end of period	$2,094		$2,195		$105	$114	$831		$900
Plan assets at fair value at beginning of period	$3,004		$2,820		$—	$—	$1,559		$1,446
Actual return on plan assets	102		345		—	—	86		165
Company contribution	—		—		10	10	—		—
Actual benefits paid	(142)		(161)		(10)	(10)	(57)		(52)
Plan assets at fair value at end of period	$2,964		$3,004		$—	$—	$1,588		$1,559
Funded status	$870	[2]	$809	[2]	$(105)	$(114)	$757		$659
Consumers
Benefit obligation at beginning of period					$83	$85	$867		$856
Service cost					—	—	11		11
Interest cost					4	4	41		42
Plan amendments					—	—	(24)		—
Actuarial loss (gain)					(4)	1	(38)	[1]	10	[1]
Benefits paid					(7)	(7)	(56)		(52)
Benefit obligation at end of period					$76	$83	$801		$867
Plan assets at fair value at beginning of period					$—	$—	$1,453		$1,350
Actual return on plan assets					—	—	80		154
Company contribution					7	7	—		—
Actual benefits paid					(7)	(7)	(54)		(51)
Plan assets at fair value at end of period					$—	$—	$1,479		$1,453
Funded status					$(76)	$(83)	$678		$586
1The actuarial gains for 2024 for the DB Pension Plans and OPEB Plans were primarily the result of higher discount rates. The actuarial losses for 2023 for the DB Pension Plans and OPEB Plan were primarily the result of lower discount rates.
2The total funded status of the DB Pension Plans attributable to Consumers, based on an allocation of expenses, was $836 million at December 31, 2024 and $781 million at December 31, 2023.

Presented in the following table is the classification of CMS Energy’s and Consumers’ retirement benefit plans’ assets and liabilities:

In Millions
December 31	2024	2023
CMS Energy, including Consumers
Non-current assets
DB Pension Plans	$870	$809
OPEB Plan	757	659
Current liabilities
DB SERP	10	10
Non-current liabilities
DB SERP	95	104
Consumers
Non-current assets
DB Pension Plans	$836	$781
OPEB Plan	678	586
Current liabilities
DB SERP	7	7
Non-current liabilities
DB SERP	69	76
The ABO for the DB Pension Plans was $1.9 billion at December 31, 2024 and $2.0 billion at December 31, 2023. At December 31, 2024 and 2023, the PBO and ABO did not exceed plan assets for any of the defined benefit pension plans.

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost: Presented in the following table are the amounts recognized in regulatory assets and AOCI that have not been recognized as components of net periodic benefit cost. For additional details on regulatory assets see Note 2, Regulatory Matters.

In Millions
	DB Pension Plans and DB SERP		OPEB Plan
December 31	2024	2023	2024	2023
CMS Energy, including Consumers
Regulatory assets
Net loss	$653	$634	$176	$191
Prior service cost (credit)	12	16	(94)	(100)
Regulatory assets	$665	$650	$82	$91
AOCI
Net loss (gain)	60	65	(3)	(3)
Prior service cost (credit)	—	1	(2)	(2)
Total amounts recognized in regulatory assets and AOCI	$725	$716	$77	$86
Consumers
Regulatory assets
Net loss	$653	$634	$176	$191
Prior service cost (credit)	12	16	(94)	(100)
Regulatory assets	$665	$650	$82	$91
AOCI
Net loss	15	20	—	—
Total amounts recognized in regulatory assets and AOCI	$680	$670	$82	$91

Plan Assets: Presented in the following tables are the fair values of the assets of CMS Energy’s DB Pension Plans and OPEB Plan, by asset category and by level within the fair value hierarchy. For additional details regarding the fair value hierarchy, see Note 5, Fair Value Measurements.

In Millions
	DB Pension Plans
	December 31, 2024			December 31, 2023
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Cash and short-term investments	$148	$148	$—	$178	$178	$—
Mutual funds	—	—	—	47	47	—
	$148	$148	$—	$225	$225	$—
Pooled funds	2,816			2,779
Total	$2,964			$3,004

In Millions
	OPEB Plan
	December 31, 2024			December 31, 2023
	Total	Level 1	Level 2	Total	Level 1	Level 2
CMS Energy, including Consumers
Cash and short-term investments	$35	$35	$—	$82	$82	$—
U.S. government and agencies securities	13	—	13	16	—	16
Corporate debt	68	—	68	67	—	67
State and municipal bonds	2	—	2	1	—	1
Foreign bonds	15	—	15	15	—	15
Common stocks	170	170	—	161	161	—
Mutual funds	53	53	—	60	60	—
	$356	$258	$98	$402	$303	$99
Pooled funds	1,232			1,157
Total	$1,588			$1,559
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

Foreign Bonds: Foreign corporate and government debt securities are valued based on quoted market prices, when available, or on yields available on comparable securities of issuers with similar credit ratings.
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
Asset Allocations: Presented in the following table are the investment components of the assets of CMS Energy’s DB Pension Plans and OPEB Plan as of December 31, 2024:

	DB Pension Plans	OPEB Plan
Fixed-income securities	39.0%	38.0%
Equity securities	38.0	42.0
Real asset investments	10.0	9.0
Return-seeking fixed income	7.0	6.0
Liquid alternative investments	4.0	4.0
Cash and cash equivalents	2.0	1.0
	100.0%	100.0%
CMS Energy’s target 2024 asset allocation for the assets of the DB Pension Plans was 40‑percent fixed income, 38‑percent equity, 11‑percent real assets, 7‑percent return-seeking fixed income, and 4‑percent liquid alternatives.
CMS Energy established union and non‑union VEBA trusts to fund future retiree health and life insurance benefits known as OPEB. These trusts are funded through the ratemaking process for Consumers and through direct contributions from the non‑utility subsidiaries. CMS Energy’s target 2024 asset allocation for OPEB trusts was 40‑percent fixed income, 38‑percent equity, 11‑percent real assets, 7‑percent return-seeking fixed income, and 4‑percent liquid alternatives.
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

Contributions: Contributions comprise required amounts and discretionary contributions. Neither CMS Energy nor Consumers made any contributions in 2024 or 2023, or plans to contribute to the DB Pension Plans or OPEB Plan in 2025. Actual future contributions will depend on future investment performance, discount rates, and various factors related to the participants of the DB Pension Plans and OPEB Plan. CMS Energy and Consumers will, at a minimum, contribute to the plans as needed to comply with federal funding requirements.
Benefit Payments: Presented in the following table are the expected benefit payments for each of the next five years and the five‑year period thereafter:

In Millions
	DB Pension Plans	DB SERP	OPEB Plan
CMS Energy, including Consumers
2025	$162	$10	$59
2026	161	10	61
2027	162	10	62
2028	162	9	63
2029	162	9	63
2030-2034	802	42	309
Consumers
2025	$152	$7	$56
2026	152	7	58
2027	152	7	59
2028	152	7	60
2029	153	6	60
2030-2034	757	29	296
Collective Bargaining Agreements: At December 31, 2024, unions represented 44 percent of CMS Energy’s employees and 46 percent of Consumers’ employees. The UWUA represents Consumers’ operating, maintenance, construction, and customer contact center employees. The USW represents Zeeland plant employees. The UWUA and USW agreements expire in 2025.

11:    Stock-based Compensation
CMS Energy and Consumers provide a PISP to officers, employees, and non‑employee directors based on their contributions to the successful management of the company. The PISP has a ten‑year term, expiring in May 2030.
In 2024, all awards were in the form of restricted stock or restricted stock units. The PISP also allows for unrestricted common stock, stock options, stock appreciation rights, phantom shares, performance units, and incentive options, none of which was granted in 2024, 2023, or 2022.
Shares awarded or subject to stock options, phantom shares, or performance units may not exceed 6.5 million shares from June 2020 through May 2030. CMS Energy and Consumers may issue awards of up to 4,469,391 shares of common stock under the PISP as of December 31, 2024. Shares for which payment or exercise is in cash, as well as shares that expire, terminate, or are canceled or forfeited, may be awarded or granted again under the PISP.
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
Performance-based restricted stock vesting is contingent on meeting at least a 36‑month service requirement and a performance condition. The performance condition is based on an adjusted measure of CMS Energy’s EPS growth relative to a peer group over a three‑year period. The awards granted in 2024, 2023, and 2022 require a 38‑month service period. Market-based restricted stock vesting is generally contingent on meeting a three‑year service requirement and a market condition. The market condition is based on a comparison of CMS Energy’s total shareholder return with the median total shareholder return of a peer group over the same three‑year period. Depending on the outcome of the performance condition or the market condition, a recipient may earn a total award ranging from zero to 200 percent of the initial grant. Time-lapse restricted stock generally vests after a service period of three years.
Restricted Stock Units: In 2024, 2023, and 2022, CMS Energy and Consumers granted restricted stock units to certain non‑employee directors who elected to defer their restricted stock awards. The restricted stock units generally vest after a service period of one year or, if earlier, at the next annual meeting. The restricted stock units will be distributed to the recipients as shares in accordance with the directors’ deferral agreements. Restricted stock units do not have voting rights, but do have dividend rights. In lieu of cash dividend payments, the dividends on restricted stock units are paid in additional units equal to the value of the dividends. These additional restricted stock units are subject to the same vesting and distribution conditions as the underlying restricted stock units. No restricted stock units were forfeited during 2024.
Presented in the following tables is the activity for restricted stock and restricted stock units under the PISP:

	CMS Energy, including Consumers		Consumers
Year Ended December 31, 2024	Number of Shares	Weighted-average Grant Date Fair Value Per Share	Number of Shares	Weighted-average Grant Date Fair Value Per Share
Nonvested at beginning of period	1,158,102	$59.50	1,094,366	$59.50
Granted
Restricted stock	606,746	44.76	562,139	44.49
Restricted stock units	26,704	52.43	25,677	52.46
Vested
Restricted stock	(467,039)	45.88	(441,913)	45.89
Restricted stock units	(19,350)	49.62	(18,572)	49.64
Forfeited – restricted stock	(142,376)	42.68	(140,124)	43.37
Nonvested at end of period	1,162,787	$59.34	1,081,573	$59.35

Year Ended December 31, 2024	CMS Energy, including Consumers	Consumers
Granted
Time-lapse awards	130,512	117,525
Market-based awards	165,238	153,513
Performance-based awards	176,655	164,324
Restricted stock units	22,744	21,880
Dividends on market-based awards	14,518	13,634
Dividends on performance-based awards	15,860	14,905
Dividends on restricted stock units	3,960	3,797
Additional performance-based shares based on achievement of condition	103,963	98,238
Total granted	633,450	587,816
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
Presented in the following table are the most significant assumptions used to estimate the fair value of the market-based restricted stock awards:

Years Ended December 31	2024	2023	2022
Expected volatility	20.2%	30.3%	27.3%
Expected dividend yield	3.5	2.9	2.8
Risk-free rate	4.1	3.9	1.4
Presented in the following table is the weighted-average grant-date fair value of all awards under the PISP:

In Millions
Years Ended December 31	2024	2023	2022
CMS Energy, including Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$44.76	$52.62	$48.69
Restricted stock units granted	52.43	50.32	56.13
Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$44.49	$52.42	$48.57
Restricted stock units granted	52.46	50.34	56.07
Presented in the following table are amounts related to restricted stock awards and restricted stock units:

In Millions
Years Ended December 31	2024	2023	2022
CMS Energy, including Consumers
Fair value of shares that vested during the year	$28	$20	$27
Compensation expense recognized	27	28	26
Income tax benefit recognized	3	3	—
Consumers
Fair value of shares that vested during the year	$27	$19	$25
Compensation expense recognized	25	26	25
Income tax benefit recognized	3	2	—
At December 31, 2024, $28 million of total unrecognized compensation cost was related to restricted stock for CMS Energy, including Consumers, and $26 million of total unrecognized compensation cost was related to restricted stock for Consumers. CMS Energy and Consumers expect to recognize this cost over a weighted-average period of two years.

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
Presented in the following table is the difference between actual income tax expense on continuing operations and income tax expense computed by applying the statutory U.S. federal income tax rate:

In Millions, Except Tax Rate
Years Ended December 31	2024	2023	2022
CMS Energy, including Consumers
Income from continuing operations before income taxes	$1,123	$954	$902
Income tax expense at statutory rate	236	200	189
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	60	31	51
Renewable energy tax credits	(72)	(58)	(51)
TCJA excess deferred taxes	(43)	(40)	(65)
Deferred tax adjustment[2]	(16)	—	—
Taxes attributable to noncontrolling interests	12	17	5
Accelerated flow-through of regulatory tax benefits[3]	—	—	(39)
Other, net	(1)	(3)	3
Income tax expense	$176	$147	$93
Effective tax rate	15.7%	15.4%	10.3%
Consumers
Income from continuing operations before income taxes	$1,209	$1,028	$1,085
Income tax expense at statutory rate	254	216	228
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect[1]	59	36	59
Renewable energy tax credits	(54)	(46)	(46)
TCJA excess deferred taxes	(43)	(40)	(65)
Deferred tax adjustment[2]	(16)	—	—
Accelerated flow-through of regulatory tax benefits[3]	—	—	(39)
Other, net	—	(5)	3
Income tax expense	$200	$161	$140
Effective tax rate	16.5%	15.7%	12.9%
1CMS Energy initiated a plan to divest immaterial business activities in a non‑Michigan jurisdiction and will no longer have a taxable presence within that jurisdiction. As a result of these actions, during 2023, CMS Energy reversed a $13 million non‑Michigan reserve, all of which was recognized at Consumers.
2During 2024, Consumers recognized a $16 million tax benefit resulting from the expiration of the statute of limitations associated with audit points for the 2018 and 2019 tax years.
3In 2020, the MPSC authorized Consumers to accelerate the amortization of income tax benefits associated with the cost to remove gas plant assets. These tax benefits were fully amortized in 2022.

Renewable Energy Tax Credits: Under the Inflation Reduction Act of 2022, renewable energy tax credits produced after 2022 are eligible to be transferred to third parties. These sales are accounted for under ASC 740 with the discount from the sale of the tax credits included as a component of income tax expense. Renewable energy tax credits that have been generated and sold are presented as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets until proceeds from the sale are received. Proceeds from the sale of tax credits are presented as operating activities on their consolidated statements of cash flows, consistent with the presentation of cash taxes paid.
During 2024, CMS Energy sold renewable energy tax credits generated in 2023 and received proceeds of $37 million, all of which was recognized at Consumers. CMS Energy also sold renewable energy tax credits generated in 2024, receiving proceeds of $59 million in 2024, of which $39 million was recognized at Consumers. CMS Energy will receive an additional $13 million in 2025, all of which will be recognized at Consumers.
Presented in the following table are the significant components of income tax expense on continuing operations:

In Millions
Years Ended December 31	2024	2023	2022
CMS Energy, including Consumers
Current income taxes
Federal	$34	$5	$6
State and local	—	1	—
	$34	$6	$6
Deferred income taxes
Federal	70	107	4
State and local	76	38	65
	$146	$145	$69
Deferred income tax credit	(4)	(4)	18
Tax expense	$176	$147	$93
Consumers
Current income taxes
Federal	$78	$3	$(2)
State and local	7	2	8
	$85	$5	$6
Deferred income taxes
Federal	51	117	50
State and local	68	43	66
	$119	$160	$116
Deferred income tax credit	(4)	(4)	18
Tax expense	$200	$161	$140

Presented in the following table are the principal components of deferred income tax assets (liabilities) recognized:

In Millions
December 31	2024	2023
CMS Energy, including Consumers
Deferred income tax assets
Tax loss and credit carryforwards	$258	$428
Net regulatory tax liability	307	305
Reserves and accruals	27	28
Total deferred income tax assets	$592	$761
Valuation allowance	(1)	(2)
Total deferred income tax assets, net of valuation allowance	$591	$759
Deferred income tax liabilities
Plant, property, and equipment	$(2,682)	$(2,520)
Employee benefits	(507)	(473)
Gas inventory	(38)	(66)
Securitized costs	(167)	(194)
Other	(122)	(121)
Total deferred income tax liabilities	$(3,516)	$(3,374)
Total net deferred income tax liabilities	$(2,925)	$(2,615)
Consumers
Deferred income tax assets
Net regulatory tax liability	$307	$305
Tax loss and credit carryforwards	37	175
Reserves and accruals	24	27
Total deferred income tax assets	$368	$507
Deferred income tax liabilities
Plant, property, and equipment	$(2,658)	$(2,498)
Employee benefits	(489)	(459)
Gas inventory	(38)	(66)
Securitized costs	(167)	(194)
Other	(69)	(79)
Total deferred income tax liabilities	$(3,421)	$(3,296)
Total net deferred income tax liabilities	$(3,053)	$(2,789)
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts on CMS Energy’s and Consumers’ consolidated financial statements.

Presented in the following table are the tax loss and credit carryforwards at December 31, 2024:

In Millions
	Tax Attribute	Expiration
CMS Energy, including Consumers
Michigan net operating loss carryforwards	$38	2030 – 2033
Arkansas net operating loss carryforwards	2	2033 - 2034
Local net operating loss carryforwards	2	2025 – 2040
General business credits[1]	216	2038 – 2044
Total tax attributes	$258
Consumers
Michigan net operating loss carryforwards	$29	2030 – 2033
General business credits[1]	8	2038 – 2044
Total tax attributes	$37
1General business credits comprise research and development tax credits and renewable energy tax credits that are not expected to be transferred to third parties.
CMS Energy has provided a valuation allowance of $1 million for the local tax loss carryforward. CMS Energy and Consumers expect to utilize fully their tax loss and credit carryforwards for which no valuation allowance has been provided. It is reasonably possible that further adjustments will be made to the valuation allowances within one year.
Presented in the following table is a reconciliation of the beginning and ending amount of uncertain tax benefits:

In Millions
Years Ended December 31	2024	2023	2022
CMS Energy, including Consumers
Balance at beginning of period	$26	$28	$27
Additions for current-year tax positions	1	1	1
Additions for prior-year tax positions	2	—	1
Reductions for prior-year tax positions	—	—	(1)
Reductions for lapse of statute of limitations	(5)	(3)	—
Balance at end of period	$24	$26	$28
Consumers
Balance at beginning of period	$36	$36	$34
Additions for current-year tax positions	6	1	3
Additions for prior-year tax positions	1	2	1
Reductions for prior-year tax positions	—	—	(2)
Reductions for lapse of statute of limitations	(11)	(3)	—
Balance at end of period	$32	$36	$36
If recognized, all of these uncertain tax benefits would affect CMS Energy’s and Consumers’ annual effective tax rates in future years. One uncertain tax benefit relates to the methodology of state apportionment for Consumers’ electricity sales to MISO. The Michigan Tax Tribunal heard oral arguments on this methodology during 2022. A final conclusion is not anticipated in the next 12 months.

CMS Energy and Consumers recognize accrued interest and penalties, where applicable, as part of income tax expense. CMS Energy, including Consumers, recognized immaterial interest and penalties for each of the years ended December 31, 2024, 2023, and 2022.
The amount of income taxes paid is subject to ongoing audits by federal, state, local, and foreign tax authorities, which can result in proposed assessments. CMS Energy’s federal income tax returns for 2021 and subsequent years remain subject to examination by the IRS. CMS Energy’s Michigan Corporate Income Tax returns for 2013‑2016 and 2020 and subsequent years remain subject to examination by the State of Michigan. CMS Energy’s and Consumers’ estimate of the potential outcome for any uncertain tax issue is highly judgmental. CMS Energy and Consumers believe that their accrued tax liabilities at December 31, 2024 were adequate for all years.
13:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
Years Ended December 31	2024	2023	2022
Income available to common stockholders
Income from continuing operations	$947	$807	$809
Less loss attributable to noncontrolling interests	(56)	(79)	(24)
Less preferred stock dividends	10	10	10
Income from continuing operations available to common stockholders – basic and diluted	$993	$876	$823
Average common shares outstanding
Weighted-average shares – basic	297.6	291.2	289.5
Add dilutive nonvested stock awards	0.7	0.5	0.3
Add dilutive forward equity sale contracts	—	—	0.2
Weighted-average shares – diluted	298.3	291.7	290.0
Income from continuing operations per average common share available to common stockholders
Basic	$3.34	$3.01	$2.84
Diluted	3.33	3.01	2.84
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

Forward Equity Sale Contracts
CMS Energy has entered into forward equity sale contracts. These forward equity sale contracts are non-participating securities. While the forward sale price in the forward equity sale contract is decreased on certain dates by certain predetermined amounts to reflect expected dividend payments, these price adjustments were set upon inception of the agreement and the forward contract does not give the owner the right to participate in undistributed earnings. Accordingly, the forward equity sale contracts were included in the computation of diluted EPS, but not in the computation of basic EPS.
The potentially dilutive impact from these forward equity sale contracts is reflected in diluted EPS using the treasury stock method. There will be a dilutive effect on EPS when the average market price of common stock shares is above the applicable adjusted forward sale price. Additionally, any physical settlement or net share settlement of the agreements would dilute EPS. The forward equity sale contracts were anti-dilutive for the year ended December 31, 2024. For further details on the forward equity sale contracts, see Note 4, Financings and Capitalization.
Convertible Securities
In May 2023, CMS Energy issued convertible senior notes. Potentially dilutive common shares issuable upon conversion of the convertible senior notes are determined using the if-converted method for calculating diluted EPS. Upon conversion, the convertible senior notes are required to be paid in cash with only amounts exceeding the principal permitted to be settled in shares. The convertible senior notes were anti-dilutive for the year ended December 31, 2024.

14:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Year Ended December 31, 2024	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,995	$2,114	$—	$7,109
Other	—	—	211	211
Revenue recognized from contracts with customers	$4,995	$2,114	$211	$7,320
Leasing income	—	—	105	105
Financing income	10	5	—	15
Consumers alternative-revenue programs	56	19	—	75
Total operating revenue – CMS Energy	$5,061	$2,138	$316	$7,515
Consumers
Consumers utility revenue
Residential	$2,318	$1,429		$3,747
Commercial	1,674	440		2,114
Industrial	670	50		720
Other	333	195		528
Revenue recognized from contracts with customers	$4,995	$2,114		$7,109
Financing income	10	5		15
Alternative-revenue programs	56	19		75
Other non-segment revenue	—	—		1
Total operating revenue – Consumers	$5,061	$2,138		$7,200
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities.

In Millions
Year Ended December 31, 2023	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$4,686	$2,394	$—	$7,080
Other	—	—	181	181
Revenue recognized from contracts with customers	$4,686	$2,394	$181	$7,261
Leasing income	—	—	116	116
Financing income	10	6	—	16
Consumers alternative-revenue programs	49	20	—	69
Total operating revenue – CMS Energy	$4,745	$2,420	$297	$7,462
Consumers
Consumers utility revenue
Residential	$2,236	$1,619		$3,855
Commercial	1,550	489		2,039
Industrial	660	60		720
Other	240	226		466
Revenue recognized from contracts with customers	$4,686	$2,394		$7,080
Financing income	10	6		16
Alternative-revenue programs	49	20		69
Other non-segment revenue	—	—		1
Total operating revenue – Consumers	$4,745	$2,420		$7,166
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities.

In Millions
Year Ended December 31, 2022	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$5,395	$2,720	$—	$8,115
Other	—	—	205	205
Revenue recognized from contracts with customers	$5,395	$2,720	$205	$8,320
Leasing income	—	—	240	240
Financing income	10	6	—	16
Consumers alternative-revenue programs	43	14	—	57
Consumers revenues to be refunded	(29)	(8)	—	(37)
Total operating revenue – CMS Energy	$5,419	$2,732	$445	$8,596
Consumers
Consumers utility revenue
Residential	$2,523	$1,879		$4,402
Commercial	1,733	559		2,292
Industrial	792	75		867
Other	347	207		554
Revenue recognized from contracts with customers	$5,395	$2,720		$8,115
Financing income	10	6		16
Alternative-revenue programs	43	14		57
Revenues to be refunded	(29)	(8)		(37)
Total operating revenue – Consumers	$5,419	$2,732		$8,151
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
CMS Energy and Consumers recorded uncollectible accounts expense of $33 million for the year ended December 31, 2024, $34 million for the year ended December 31, 2023, and $50 million for the year ended December 31, 2022. Uncollectible accounts expense for the year ended December 31, 2022 included a commitment to contribute $10 million to directly assist vulnerable customers with utility bills.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $584 million at December 31, 2024 and $494 million at December 31, 2023.
Alternative‑revenue Programs: Consumers accounts for its energy waste reduction incentive mechanism, financial compensation mechanism, and demand response incentive mechanism as alternative-revenue programs.
Consumers recognizes revenue related to the energy waste reduction incentive as soon as energy savings exceed the annual targets established by the MPSC. Revenue related to the financial compensation mechanism is recognized as payments are made on MPSC-approved PPAs. Under a demand response incentive mechanism, Consumers earns a financial incentive when it meets demand response targets set by the MPSC. Consumers recognizes revenue related to this program once demand response incentive objectives are complete, the incentive amount is calculable, and the incentive revenue will be collected within a 24‑month period. For additional information on these mechanisms, see Note 2, Regulatory Matters.
Consumers does not reclassify revenue from its alternative-revenue program to revenue from contracts with customers at the time the amounts are collected from customers.
Revenues to Be Refunded: In 2022, the MPSC issued an order authorizing Consumers to refund $22 million voluntarily to utility customers. Additionally, in the settlement of its 2022 electric rate case,

Consumers agreed to refund voluntarily $15 million of 2022 revenues to utility customers through a one‑time bill credit.
15:    Other Income and Other Expense
Presented in the following table are the components of other income and other expense at CMS Energy and Consumers:

In Millions
Years Ended December 31	2024	2023	2022
CMS Energy, including Consumers
Other income
Gain on extinguishment of debt[1]	$110	$131	$—
Interest income	50	37	5
Allowance for equity funds used during construction	29	7	6
Income from equity method investees	7	7	3
All other	11	13	5
Total other income – CMS Energy	$207	$195	$19
Consumers
Other income
Interest income	$42	$25	$2
Interest income – related parties	5	5	5
Allowance for equity funds used during construction	29	7	6
All other	9	12	4
Total other income – Consumers	$85	$49	$17
CMS Energy, including Consumers
Other expense
Donations	$(18)	$(1)	$(9)
Civic and political expenditures	(5)	(5)	(6)
All other	(9)	(7)	(12)
Total other expense – CMS Energy	$(32)	$(13)	$(27)
Consumers
Other expense
Donations	$(18)	$(1)	$(9)
Civic and political expenditures	(5)	(5)	(6)
All other	(7)	(6)	(10)
Total other expense – Consumers	$(30)	$(12)	$(25)
1For information regarding the gain on extinguishment of debt, see Note 4, Financings and Capitalization—CMS Energy’s Purchase of Consumers’ First Mortgage Bonds.

16:    Reportable Segments
Reportable segments consist of business units defined by the products and services they offer. CMS Energy’s and Consumers’ chief operating decision-maker is the CEO. The chief operating decision-maker evaluates segment performance and profitability using net income available to CMS Energy’s common stockholders. This metric provides a clear, consistent basis for analyzing the financial results of each segment and supports decision-making regarding the allocation of resources.
Resource allocation to CMS Energy’s and Consumers’ segments begins with the annual budgeting process, which establishes initial funding and resource levels for each segment. The budget incorporates key financial and operational inputs, including anticipated revenues, expenses, and capital requirements, aligning with CMS Energy’s and Consumers’ strategic objectives and regulatory obligations. The chief operating decision-maker reviews budget-to-actual variances on a monthly basis and makes interim decisions to reallocate resources among segments as needed, ensuring a timely and effective response to changing conditions. For the electric utility and gas utility segments, the chief operating decision-maker uses this assessment to determine whether the segments are achieving their regulatory authorized return on equity.
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
Presented in the following tables is financial information by segment:

In Millions
Year Ended December 31, 2024	Electric Utility	Gas Utility		NorthStar Clean Energy		Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$5,061		$2,138		$316	$7,515	$—	$7,515
Operating expenses
Power supply cost[1]	1,867		—		161	2,028	—	2,028
Cost of gas sold	—		637		3	640	—	640
Maintenance and other operating expenses	1,066		454		101	1,621	17	1,638
Depreciation and amortization	865		325		49	1,239	1	1,240
General taxes	281		188		12	481	1	482
Total operating expenses	4,079		1,604		326	6,009	19	6,028
Operating Income (Loss)	982		534		(10)	1,506	(19)	1,487
Other income[2]	126		86		14	226	118	344
Interest charges	324		192		4	520	188	708
Income (Loss) Before Income Taxes	784		428		—	1,212	(89)	1,123
Income tax expense (benefit)	102		99		(5)	196	(20)	176
Income (Loss) From Continuing Operations	682		329		5	1,016	(69)	947
Other segment items[3]	(1)		(1)		58	56	(10)	46
Net Income (Loss) Available to Common Stockholders	$681		$328		$63	$1,072	$(79)	$993
Property, plant, and equipment, gross	$20,137	[4]	$13,268	[4]	$1,506	$34,911	$21	$34,932
Investments in equity method investees	—		—		64	64	—	64
Total assets	20,710	[4]	13,247	[4]	1,893	35,850	70	35,920
Capital expenditures[5]	1,871	[6]	1,141	[6]	288	3,300	1	3,301
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Includes income from equity method investees of $7 million attributable to NorthStar Clean Energy. See Note 15, Other Income and Other Expense

3Other segment items comprise of loss attributable to noncontrolling interests and preferred stock dividends.
4Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.
5Amounts include assets placed under finance lease.
6Amounts include a portion of Consumers’ capital expenditures for plant and equipment attributable to both the electric and gas utility businesses.

In Millions
Year Ended December 31, 2024	Electric Utility	Gas Utility		Segments Total		Other Reconciling Items	Consolidated
Consumers
Operating revenue	$5,061		$2,138		$7,199	$1	$7,200
Operating expenses
Power supply cost[1]	1,867		—		1,867	—	1,867
Cost of gas sold	—		637		637	—	637
Maintenance and other operating expenses	1,066		454		1,520	—	1,520
Depreciation and amortization	865		325		1,190	1	1,191
General taxes	281		188		469	1	470
Total operating expenses	4,079		1,604		5,683	2	5,685
Operating Income (Loss)	982		534		1,516	(1)	1,515
Other income	126		86		212	—	212
Interest charges	324		192		516	2	518
Income (Loss) Before Income Taxes	784		428		1,212	(3)	1,209
Income tax expense (benefit)	102		99		201	(1)	200
Net Income (Loss)	682		329		1,011	(2)	1,009
Other segment items[2]	(1)		(1)		(2)	—	(2)
Net Income (Loss) Available to Common Stockholder	$681		$328		$1,009	$(2)	$1,007
Property, plant, and equipment, gross	$20,137	[3]	$13,268	[3]	$33,405	$29	$33,434
Total assets	20,767	[3]	13,289	[3]	34,056	32	34,088
Capital expenditures[4]	1,871	[5]	1,141	[5]	3,012	—	3,012
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.
4Amounts include assets placed under finance lease.
5Amounts include a portion of Consumers’ capital expenditures for plant and equipment attributable to both the electric and gas utility businesses.

In Millions
Year Ended December 31, 2023	Electric Utility	Gas Utility		NorthStar Clean Energy		Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$4,745		$2,420		$297	$7,462	$—	$7,462
Operating expenses
Power supply cost[1]	1,841		—		170	2,011	—	2,011
Cost of gas sold	—		897		5	902	—	902
Maintenance and other operating expenses	1,075		511		88	1,674	13	1,687
Depreciation and amortization	797		338		43	1,178	2	1,180
General taxes	260		176		10	446	1	447
Total operating expenses	3,973		1,922		316	6,211	16	6,227
Operating Income (Loss)	772		498		(19)	1,251	(16)	1,235
Other income[2]	131		77		12	220	142	362
Interest charges	285		161		2	448	195	643
Income (Loss) Before Income Taxes	618		414		(9)	1,023	(69)	954
Income tax expense (benefit)	67		98		4	169	(22)	147
Income (Loss) From Continuing Operations	551		316		(13)	854	(47)	807
Other segment items[3]	(1)		(1)		80	78	(8)	70
Net Income (Loss) Available to Common Stockholders	$550		$315		$67	$932	$(55)	$877
Property, plant, and equipment, gross	$19,302	[4]	$12,383	[4]	$1,420	$33,105	$30	$33,135
Investments in equity method investees	—		—		74	74	—	74
Total assets	19,358	[4]	12,353	[4]	1,604	33,315	202	33,517
Capital expenditures[5]	2,081	[6]	1,041	[6]	156	$3,278	2	3,280
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Includes income from equity method investees of $7 million attributable to NorthStar Clean Energy. See Note 15, Other Income and Other Expense.
3Other segment items comprise of income from discontinued operations, net of tax, loss attributable to noncontrolling interests, and preferred stock dividends.
4Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.
5Amounts include assets placed under finance lease.
6Amounts include a portion of Consumers’ capital expenditures for plant and equipment attributable to both the electric and gas utility businesses.

In Millions
Year Ended December 31, 2023	Electric Utility	Gas Utility		Segments Total		Other Reconciling Items	Consolidated
Consumers
Operating revenue	$4,745		$2,420		$7,165	$1	$7,166
Operating expenses
Power supply cost[1]	1,841		—		1,841	—	1,841
Cost of gas sold	—		897		897	—	897
Maintenance and other operating expenses	1,075		511		1,586	—	1,586
Depreciation and amortization	797		338		1,135	2	1,137
General taxes	260		176		436	1	437
Total operating expenses	3,973		1,922		5,895	3	5,898
Operating Income (Loss)	772		498		1,270	(2)	1,268
Other income	131		77		208	—	208
Interest charges	285		161		446	2	448
Income (Loss) Before Income Taxes	618		414		1,032	(4)	1,028
Income tax expense (benefit)	67		98		165	(4)	161
Net Income	551		316		867	—	867
Other segment items[2]	(1)		(1)		(2)	—	(2)
Net Income Available to Common Stockholder	$550		$315		$865	$—	$865
Property, plant, and equipment, gross	$19,302	[3]	$12,383	[3]	$31,685	$38	$31,723
Total assets	19,417	[3]	12,397	[3]	31,814	38	31,852
Capital expenditures[4]	2,081	[5]	1,041	[5]	3,122	23	3,145
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.
4Amounts include assets placed under finance lease.
5Amounts include a portion of Consumers’ capital expenditures for plant and equipment attributable to both the electric and gas utility businesses.

In Millions
Year Ended December 31, 2022	Electric Utility	Gas Utility	NorthStar Clean Energy	Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$5,419	$2,732	$445	$8,596	$—	$8,596
Operating expenses
Power supply cost[1]	2,605	—	304	2,909	—	2,909
Cost of gas sold	—	1,243	13	1,256	—	1,256
Maintenance and other operating expenses	1,028	554	76	1,658	11	1,669
Depreciation and amortization	757	330	38	1,125	1	1,126
General taxes	240	159	12	411	1	412
Total operating expenses	4,630	2,286	443	7,359	13	7,372
Operating Income (Loss)	789	446	2	1,237	(13)	1,224
Other income (expense)[2]	106	81	12	199	(2)	197
Interest charges	218	116	3	337	182	519
Income (Loss) Before Income Taxes	677	411	11	1,099	(197)	902
Income tax expense (benefit)	109	32	3	144	(51)	93
Income (Loss) From Continuing Operations	568	379	8	955	(146)	809
Other segment items[3]	(1)	(1)	26	24	(6)	18
Net Income (Loss) Available to Common Stockholders	$567	$378	$34	$979	$(152)	$827
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Includes income from equity method investees of $3 million attributable to NorthStar Clean Energy. See Note 15, Other Income and Other Expense.
3Other segment items comprise of income from discontinued operations, net of tax, loss attributable to noncontrolling interests, and preferred stock dividends.

In Millions
Year Ended December 31, 2022	Electric Utility	Gas Utility	Segments Total	Other Reconciling Items	Consolidated
Consumers
Operating revenue	$5,419	$2,732	$8,151	$—	$8,151
Operating expenses
Power supply cost[1]	2,605	—	2,605	—	2,605
Cost of gas sold	—	1,243	1,243	—	1,243
Maintenance and other operating expenses	1,028	554	1,582	—	1,582
Depreciation and amortization	757	330	1,087	1	1,088
General taxes	240	159	399	1	400
Total operating expenses	4,630	2,286	6,916	2	6,918
Operating Income (Loss)	789	446	1,235	(2)	1,233
Other income	106	81	187	—	187
Interest charges	218	116	334	1	335
Income (Loss) Before Income Taxes	677	411	1,088	(3)	1,085
Income tax expense (benefit)	109	32	141	(1)	140
Net Income (Loss)	568	379	947	(2)	945
Other segment items[2]	(1)	(1)	(2)	—	(2)
Net Income (Loss) Available to Common Stockholder	$567	$378	$945	$(2)	$943
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of preferred stock dividends.

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
Presented in the following table is Consumers’ expense recorded from related-party transactions for the years ended December 31:

In Millions
Description	Related Party	2024	2023	2022
Purchases of capacity and energy	Affiliates of NorthStar Clean Energy	$71	$75	$76
Amounts payable to related parties for purchased power and other services were $20 million at December 31, 2024 and $19 million at December 31, 2023. Accounts receivable from related parties were $15 million at December 31, 2024 and $9 million at December 31, 2023.
CMS Energy has a demand note payable to the DB SERP rabbi trust. The demand note bears interest at an annual rate of 4.10 percent and has a maturity date of 2028. The portion of the demand note attributable to Consumers was recorded as a note receivable – related party on Consumers’ consolidated balance sheets at December 31, 2024 and 2023. For more information about Consumers’ note receivable – related party, see Note 6, Financial Instruments.
Consumers has a natural gas transportation agreement with a subsidiary of CMS Energy that extends through 2038, related to a pipeline owned by Consumers. For additional details about the agreement, see Note 8, Leases.
CMS Energy has repurchased certain of Consumers’ first mortgage bonds. Interest payable to related parties was $7 million at December 31, 2024 and $3 million at December 31, 2023. For more information about these repurchases, see Note 4, Financings and Capitalization—CMS Energy’s Purchase of Consumers’ First Mortgage Bonds.
In December 2024, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million. For additional details about the agreement, see Note 4, Financings and Capitalization—Short-term Borrowings.

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

Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
December 31	2024	2023
Current
Cash and cash equivalents	$18	$28
Accounts receivable	4	3
Prepayments and other current assets	3	4
Non-current
Plant, property, and equipment, net	1,024	1,064
Other non-current assets	3	3
Total assets[1]	$1,052	$1,102
Current
Accounts payable	$8	$12
Non-current
Non-current portion of finance leases	23	23
Asset retirement obligations	33	32
Total liabilities	$64	$67
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
Consumers’ wholly-owned subsidiaries, Consumers 2014 Securitization Funding and Consumers 2023 Securitization Funding, are VIEs designed to collateralize Consumers’ securitization bonds. These entities are considered VIEs primarily because their equity capitalization is insufficient to support their operations. Consumers is the primary beneficiary of and consolidates these VIEs, as it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. The VIEs’ primary assets and liabilities comprise regulatory assets and long-term debt. For more information on these assets and liabilities, see Note 2, Regulatory Matters—Securitized Costs and Note 4, Financings and Capitalization—Securitization Bonds.
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
The creditors of these partnerships do not have recourse to the general credit of CMS Energy, NorthStar Clean Energy, or Consumers. NorthStar Clean Energy’s maximum risk exposure to these partnerships is generally limited to its investment in the partnerships, which is included in investments on CMS Energy’s consolidated balance sheets in the amount of $64 million at December 31, 2024 and $74 million at December 31, 2023.
19:    Exit Activities and Asset Sales
Retention Incentive Program: In accordance with its Clean Energy Plan, Consumers plans to retire the J.H. Campbell coal-fueled generating units in 2025. In order to ensure necessary staffing at J.H. Campbell through retirement, Consumers has implemented a retention incentive program. The aggregate cost of the J.H. Campbell program through 2025 is estimated to be less than $50 million. The MPSC has approved deferred accounting treatment for these costs; these expenses are deferred as a regulatory asset.
As of December 31, 2024, the cumulative cost incurred and deferred as a regulatory asset related to the J.H. Campbell retention incentive program was $43 million. Amounts deferred under the program are subsequently collected from customers over three years.
Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
Year Ended December 31	2024	2023	[1]
Retention benefit liability at beginning of period	$16	$21
Costs deferred as a regulatory asset	8	16
Costs paid or settled	(10)	(21)
Retention benefit liability at the end of the period[2]	$14	$16
1Includes amounts associated with a retention incentive program at the D.E. Karn coal-fueled generating units; this program concluded following the units’ retirement in June 2023.

2Includes current portion of other liabilities of $14 million at December 31, 2024 and $7 million at December 31, 2023.
Sale of ASP Business: In April 2024, Consumers sold its unregulated ASP business to a non-affiliated company. Consumers received proceeds of $124 million from the transaction, which resulted in a $110 million gain on the transaction. In its order approving the settlement of Consumers’ 2023 gas rate case, the MPSC authorized sharing the gain, net of transaction costs, with customers. Accordingly, Consumers recorded the gain on the transaction as a regulatory liability on its consolidated balance sheets. For additional information, see Note 2, Regulatory Matters.
In conjunction with the sale, Consumers executed a long-term services agreement, under which it will continue to provide certain services associated with the ASP business for a fee, including billing, collection, and call center services.
Other Sale Activity: In December 2024, NorthStar Clean Energy entered into an agreement to sell, for approximately $40 million, a noncontrolling interest in the holding company of a 100‑MW wind project located in Paulding County, Ohio. Additionally, in January 2025, NorthStar Clean Energy signed an agreement to sell, for approximately $10 million, a noncontrolling interest in the holding company of a 24‑MW solar project located in Delta Township, Michigan and all interest in the holding company of a 3‑MW solar project located in Phillips, Wisconsin. These sales are expected to close in the first half of 2025.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CMS Energy Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CMS Energy Corporation and its subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15 (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of New Regulatory Matters
As described in Note 2 to the consolidated financial statements, the Company is a utility and must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services. Under regulatory accounting, the Company records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by a non‑regulated business. As of December 31, 2024, the Company has recognized a total of $3,798 million of regulatory assets, $4,178 million of regulatory liabilities, and $38 million of accrued rate refunds. As described by management, there are multiple participants to rate case proceedings who often challenge various aspects of those proceedings, including the prudence of the Company’s policies and practices. These participants often seek cost disallowances and other relief and have appealed significant decisions reached by the regulators. The recovery of regulatory assets and the settlement of regulatory liabilities are contingent upon the outcomes of rate cases and regulatory proceedings. The principal considerations for our determination that performing procedures relating to accounting for the effects of new regulatory matters is a critical audit matter are (i) the high degree of auditor judgment and subjectivity applied to evaluate management’s assessment of the potential outcomes and related accounting impacts associated with pending rate case proceedings; (ii) in some cases, the significant audit effort necessary to assess contrary evidence from various parties involved in rate case proceedings; and (iii) the significant audit effort necessary to evaluate audit evidence related to the recovery of regulatory assets and the settlement of regulatory liabilities. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including the probability of recovering incurred costs and the related accounting and disclosure impacts. These procedures also included, among others, (i) evaluating the Company’s correspondence with regulators; (ii) evaluating the reasonableness of management’s assessment regarding whether recovery of regulatory assets and settlement of regulatory liabilities is probable; (iii) evaluating the sufficiency of the disclosures in the consolidated financial statements; and (iv) testing, on a sample basis, the regulatory assets and liabilities, including those subject to pending rate cases and regulatory proceedings, based on (a) provisions and formulas outlined in rate orders; (b) other regulatory correspondence; and (c) application of relevant regulatory precedents.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 11, 2025
We have served as the Company’s auditor since 2007.

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Consumers Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Consumers Energy Company and its subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of New Regulatory Matters
As described in Note 2 to the consolidated financial statements, the Company is a utility and must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services. Under regulatory accounting, the Company records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by a non‑regulated business. As of December 31, 2024, the Company has recognized a total of $3,798 million of regulatory assets, $4,178 million of regulatory liabilities, and $38 million of accrued rate refunds. As described by management, there are multiple participants to rate case proceedings who often challenge various aspects of those proceedings, including the prudence of the Company’s policies and practices. These participants often seek cost disallowances and other relief and have appealed significant decisions reached by the regulators. The recovery of regulatory assets and the settlement of regulatory liabilities are contingent upon the outcomes of rate cases and regulatory proceedings. The principal considerations for our determination that performing procedures relating to accounting for the effects of new regulatory matters is a critical audit matter are (i) the high degree of auditor judgment and subjectivity applied to evaluate management’s assessment of the potential outcomes and related accounting impacts associated with pending rate case proceedings; (ii) in some cases, the significant audit effort necessary to assess contrary evidence from various parties involved in rate case proceedings; and (iii) the significant audit effort necessary to evaluate audit evidence related to the recovery of regulatory assets and the settlement of regulatory liabilities. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including the probability of recovering incurred costs and the related accounting and disclosure impacts. These procedures also included, among others, (i) evaluating the Company’s correspondence with regulators; (ii) evaluating the reasonableness of management’s assessment regarding whether recovery of regulatory assets and settlement of regulatory liabilities is probable; (iii) evaluating the sufficiency of the disclosures in the consolidated financial statements; and (iv) testing, on a sample basis, the regulatory assets and liabilities, including those subject to pending rate cases and regulatory proceedings, based on (a) provisions and formulas outlined in rate orders; (b) other regulatory correspondence; and (c) application of relevant regulatory precedents.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 11, 2025
We have served as the Company’s auditor since 2007.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
CMS Energy
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on such evaluation, CMS Energy’s CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2024.
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
Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2024. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, CMS Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2024. The effectiveness of CMS Energy’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control Over Financial Reporting: There have not been any changes in CMS Energy’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to affect materially, its internal control over financial reporting.
Consumers
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on such evaluation, Consumers’ CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2024.
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
Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2024. In making this evaluation, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Consumers’ management concluded that its internal control over financial reporting was effective as of December 31, 2024. The effectiveness of Consumers’ internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

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
Part III
Item 10.    Directors, Executive Officers and Corporate Governance
CMS Energy
CMS Energy has adopted an insider trading compliance policy and program applicable to directors, executive officers and employees, as well as CMS Energy itself. CMS Energy believes this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards. A copy of the insider trading policy is filed as Exhibit 19.1 to this Form 10‑K. Additional information that is required in Item 10 of this Form 10‑K regarding executive officers is included in the Item 1. Business—Information About CMS Energy’s and Consumers’ Executive Officers section, which is incorporated by reference herein.
Information that is required in Item 10 of this Form 10‑K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2025 Annual Meetings of Shareholders to be held May 2, 2025. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.
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

Consumers
Consumers has adopted an insider trading compliance policy and program applicable to directors, executive officers and employees, as well as Consumers itself. Consumers believes this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards. A copy of the insider trading policy is filed as Exhibit 19.1 to this Form 10‑K. Additional information that is required in Item 10 of this Form 10‑K regarding executive officers is included in the Item 1. Business—Information About CMS Energy’s and Consumers’ Executive Officers section, which is incorporated by reference herein.
Information that is required in Item 10 of this Form 10‑K regarding directors, executive officers, and corporate governance is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2025 Annual Meetings of Shareholders to be held May 2, 2025. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.
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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
Presented in the following table is information regarding CMS Energy’s equity compensation plans as of December 31, 2024:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	—	$—	4,469,391
Also see the note below.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
See the note below.
Item 14.    Principal Accountant Fees and Services
See the note below.
NOTE: Information that is required by Part III—Items 11, 12, 13, and 14 of this Form 10‑K is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2025 Annual Meetings of Shareholders to be held May 2, 2025. The proxy statement will be filed with the SEC, pursuant to Regulation 14A under the Exchange Act, within 120 days after the end of the fiscal year covered by this Form 10‑K, all of which information is hereby incorporated by reference in, and made part of, this Form 10‑K.

(This page intentionally left blank)

Part IV
Item 15.    Exhibits and Financial Statement Schedules
The following financial statements are filed as part of this report under Item 8. Financial Statements and Supplementary Data:
•Consolidated Statements of Income of CMS Energy for the years ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Comprehensive Income of CMS Energy for the years ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Cash Flows of CMS Energy for the years ended December 31, 2024, 2023, and 2022
•Consolidated Balance Sheets of CMS Energy at December 31, 2024 and 2023
•Consolidated Statements of Changes in Equity of CMS Energy for the years ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Income of Consumers for the years ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Comprehensive Income of Consumers for the years ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Cash Flows of Consumers for the years ended December 31, 2024, 2023, and 2022
•Consolidated Balance Sheets of Consumers at December 31, 2024 and 2023
•Consolidated Statements of Changes in Equity of Consumers for the years ended December 31, 2024, 2023, and 2022
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm for CMS Energy
•Report of Independent Registered Public Accounting Firm for Consumers
The following financial statement schedules are included below:
•Schedule I — Condensed Financial Information of Registrant, CMS Energy—Parent Company at December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023, and 2022
•Schedule II — Valuation and Qualifying Accounts and Reserves of CMS Energy for the years ended December 31, 2024, 2023, and 2022
•Schedule II — Valuation and Qualifying Accounts and Reserves of Consumers for the years ended December 31, 2024, 2023, and 2022

Schedule I — Condensed Financial Information of Registrant
CMS Energy—Parent Company
Condensed Statements of Income

In Millions
Years Ended December 31	2024	2023	2022
Operating Expenses
Other operating expenses	$10	$10	$7
Total operating expenses	10	10	7
Operating Loss	(10)	(10)	(7)
Other Income (Expense)
Equity earnings of subsidiaries	1,061	929	980
Nonoperating retirement benefits, net	(1)	(1)	(1)
Other income	45	31	5
Other expense	—	—	(1)
Total other income	1,105	959	983
Interest Charges
Interest on long-term debt	205	201	181
Intercompany interest expense and other	10	10	8
Total interest charges	215	211	189
Income Before Income Taxes	880	738	787
Income Tax Benefit	(19)	(20)	(50)
Net Income Attributable to CMS Energy	899	758	837
Preferred Stock Dividends	10	10	10
Net Income Available to Common Stockholders	$889	$748	$827
The accompanying notes are an integral part of these statements.

Schedule I — Condensed Financial Information of Registrant (Continued)
CMS Energy—Parent Company
Condensed Statements of Cash Flows

In Millions
Years Ended December 31	2024	2023	2022
Cash Flows from Operating Activities
Net cash provided by operating activities	$774	$595	$565
Cash Flows from Investing Activities
Capital expenditures	(1)	—	—
Investment in subsidiaries	(535)	(630)	(796)
Investment in debt securities – intercompany	(288)	(293)	—
Decrease (increase) in notes receivable – intercompany	21	55	286
Net cash used in investing activities	(803)	(868)	(510)
Cash Flows from Financing Activities
Proceeds from issuance of debt	490	800	—
Issuance of common stock	286	192	69
Retirement of long-term debt	(250)	—	—
Payment of dividends on common and preferred stock	(626)	(579)	(544)
Debt issuance costs and financing fees	(10)	(20)	(11)
Change in notes payable – intercompany	(6)	(7)	77
Net cash provided by (used in) financing activities	(116)	386	(409)
Net Increase (Decrease) in Cash and Cash Equivalents, Including Restricted Amounts	(145)	113	(354)
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	149	36	390
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$4	$149	$36
The accompanying notes are an integral part of these statements.

Schedule I — Condensed Financial Information of Registrant (Continued)
CMS Energy—Parent Company
Condensed Balance Sheets

ASSETS
In Millions
December 31	2024	2023
Current Assets
Cash and cash equivalents	$4	$149
Notes and accrued interest receivable – intercompany	40	60
Accounts receivable – intercompany and related parties	8	9
Taxes receivable	—	11
Prepayments and other current assets	1	—
Total current assets	53	229
Other Non‑current Assets
Construction work in progress	1	—
Deferred income taxes	150	137
Investments in subsidiaries	12,400	11,701
Investment in debt securities – intercompany	591	296
Other investments	9	8
Other	21	24
Total other non‑current assets	13,172	12,166
Total Assets	$13,225	$12,395

LIABILITIES AND EQUITY
In Millions
December 31	2024	2023
Current Liabilities
Current portion of long-term debt	$740	$250
Accounts and notes payable – intercompany	74	75
Accrued interest, including intercompany	34	37
Accrued taxes	16	—
Other current liabilities	6	9
Total current liabilities	870	371
Non‑current Liabilities
Long-term debt	4,226	4,471
Notes payable – intercompany	100	105
Postretirement benefits	14	15
Other non‑current liabilities	17	18
Total non‑current liabilities	4,357	4,609
Equity
Common stock	3	3
Other stockholders’ equity	7,771	7,188
Total common stockholders’ equity	7,774	7,191
Preferred stock	224	224
Total equity	7,998	7,415
Total Liabilities and Equity	$13,225	$12,395
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
2:    Guarantees
CMS Energy has issued guarantees with a maximum potential obligation of $1.1 billion on behalf of some of its wholly owned subsidiaries and related parties. CMS Energy’s maximum potential obligation consists primarily of potential payments:
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

Schedule II — Valuation and Qualifying Accounts and Reserves
CMS Energy Corporation
Years Ended December 31, 2024, 2023, and 2022

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for uncollectible accounts[1]
2024	$21	$33	$—	$31	$23
2023	27	34	—	40	21
2022	20	50	—	43	27
Deferred tax valuation allowance
2024	$2	$—	$—	$1	$1
2023	2	—	—	—	2
2022	2	—	—	—	2
1Deductions represent write-offs of uncollectible accounts, net of recoveries.
Consumers Energy Company
Years Ended December 31, 2024, 2023, and 2022

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for uncollectible accounts[1]
2024	$21	$33	$—	$31	$23
2023	27	34	—	40	21
2022	20	50	—	43	27
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

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
3.1[1]	1-9513	3.1	—	Restated Articles of Incorporation of CMS Energy, effective June 1, 2004, as amended from time to time (Form 10‑Q for the quarterly period ended June 30, 2024)
3.2[1]	1-9513	3.2	—	CMS Energy Bylaws, amended and restated effective February 8, 2016 (Form 8‑K filed February 8, 2016)
3.3	1-5611	3(c)	—	Restated Articles of Incorporation of Consumers effective June 7, 2000 (Form 10‑K for the fiscal year ended December 31, 2000)
3.4	1-5611	3.2	—	Consumers Bylaws, amended and restated as of January 24, 2013 (Form 8-K filed January 29, 2013)
4.1	2-65973	(b)(1)–4	—	Indenture dated as of September 1, 1945 between Consumers and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1, 1979 (Form S-16 filed November 13, 1979)
				Indentures Supplemental thereto:
4.1.a	1-5611	4.2	—	104th dated as of 8/11/05 (Form 8-K filed August 11, 2005)
4.1.b	1-5611	4.1	—	112th dated as of 9/1/10 (Form 8-K filed September 7, 2010)
4.1.c	1-5611	4.1	—	113th dated as of 10/15/10 (Form 8-K filed October 20, 2010)
4.1.d	1-5611	4.1	—	114th dated as of 3/31/11 (Form 8-K filed April 6, 2011)
4.1.e	1-5611	4.1	—	120th dated as of 12/17/12 (Form 8-K filed December 20, 2012)
4.1.f	1-5611	4.1	—	121st dated as of 5/17/13 (Form 8-K filed May 17, 2013)
4.1.g	1-5611	4.1	—	123rd dated as of 12/20/13 (Form 8-K filed December 27, 2013)
4.1.h	1-5611	4.1	—	124th dated as of 8/18/2014 (Form 8-K filed August 18, 2014)
4.1.i	1-5611	4.1	—	125th dated as of 11/6/2015 (Form 8-K filed November 6, 2015)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.1.j	1-5611	4.1	—	126th dated as of 11/23/2015 (Form 8-K filed November 25, 2015)
4.1.k	1-5611	4.1	—	127th dated as of 8/10/16 (Form 8-K filed August 10, 2016)
4.1.l	1-5611	4.1	—	128th dated as of 2/22/17 (Form 8-K filed February 22, 2017)
4.1.m	1-5611	4.1	—	129th dated as of 9/28/17 (Form 8-K filed September 28, 2017)
4.1.n	1-5611	4.1	—	130th dated as of 11/15/17 (Form 8-K filed November 15, 2017)
4.1.o	1-5611	4.1	—	131st dated as of 5/14/18 (Form 8‑K filed May 14, 2018)
4.1.p	1-5611	4.1	—	132nd dated as of 6/5/18 (Form 8‑K filed June 5, 2018)
4.1.q	1-5611	4.1	—	133rd dated as of 10/1/18 (Form 8-K filed October 1, 2018)
4.1.r	1-5611	4.1	—	134th dated as of 11/13/18 (Form 8-K filed November 13, 2018)
4.1.s	1-5611	4.1	—	135th dated as of 5/28/19 (Form 8-K filed May 28, 2019)
4.1.t	1-5611	4.1	—	136th dated as of 9/3/19 (Form 8-K filed September 3, 2019)
4.1.u	1-5611	4.1	—	137th dated as of 9/19/19 (Form 8-K filed September 19, 2019)
4.1.v	1-5611	4.3	—	138th dated as of 10/1/19 (Form 10-Q for the quarterly period ended September 30, 2019)
4.1.w	1-5611	4.1	—	139th dated as of 3/26/20 (Form 8-K filed March 26, 2020)
4.1.x	1-5611	4.1	—	140th dated as of 5/13/20 (Form 8-K filed May 13, 2020)
4.1.y	1-5611	4.1	—	141st dated as of 5/20/20 (Form 8-K filed May 20, 2020)
4.1.z	1-5611	4.1	—	142nd dated as of 10/7/20 (Form 8-K filed October 7, 2020)
4.1.aa	1-5611	4.1	—	144th dated as of 8/12/21 (Form 8-K filed August 12, 2021)
4.1.bb	1-5611	4.1	—	145th dated as of 8/11/22 (Form 8-K filed August 11, 2022)
4.1.cc	1-5611	4.1	—	146th dated as of 12/14/22 (Form 8-K filed December 15, 2022)
4.1.dd	1-5611	4.1	—	147th dated as of 1/10/23 (Form 8-K filed January 10, 2023)
4.1.ee	1-5611	4.1	—	148th dated as of 2/23/23 (Form 8-K filed February 23, 2023)
4.1.ff	1-5611	4.1	—	149th dated as of 5/30/23 (Form 8-K filed May 30, 2023)
4.1.gg	1-5611	4.1	—	150th dated as of 8/4/23 (Form 8-K filed August 4, 2023)
4.1.hh	1-5611	4.1	—	151st dated as of 1/9/24 (Form 8-K filed January 9, 2024)
4.1.ii	1-5611	4.1	—	152nd dated as of 8/5/24 (Form 8-K filed August 5, 2024)
4.2	1-5611	(4)(b)	—	Indenture dated as of January 1, 1996 between Consumers and The Bank of New York Mellon, as Trustee (Form 10-K for the fiscal year ended December 31, 1995)
4.3	1-5611	(4)(c)	—	Indenture dated as of February 1, 1998 between Consumers and The Bank of New York Mellon (formerly The Chase Manhattan Bank), as Trustee (Form 10-K for the fiscal year ended December 31, 1997)
4.4[1]	33-47629	(4)(a)	—	Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee (Form S-3 filed May 1, 1992)
				Indentures Supplemental thereto:
4.4.a1	1-9513	4.1	—	29th dated as of 3/22/13 (Form 8-K filed March 22, 2013)
4.4.b1	1-9513	4.2	—	31st dated as of 2/27/14 (Form 8-K filed February 27, 2014)
4.4.c1	1-9513	4.1	—	32nd dated as of 11/9/15 (Form 8-K filed November 9, 2015)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.4.d1	1-9513	4.1	—	33rd dated as of 5/5/16 (Form 8-K filed May 5, 2016)
4.4.e1	1-9513	4.1	—	34th dated as of 11/3/16 (Form 8-K filed November 3, 2016)
4.4.f1	1-9513	4.1	—	35th dated as of 2/13/17 (Form 8-K filed February 13, 2017)
4.5[1]	1-9513	(4a)	—	Indenture dated as of June 1, 1997 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed July 1, 1997)
				Indentures Supplemental thereto:
4.5.a1	1-9513	4.5.a	—	5th dated as of 2/13/18 (Form 10‑K for the fiscal year ended December 31, 2017)
4.5.b1	1-9513	4.1	—	6th dated as of 3/8/18 (Form 8-K filed March 8, 2018)
4.5.c1	1-9513	4.1	—	7th dated as of 9/26/18 (Form 8-K filed September 26, 2018)
4.5.d1	1-9513	4.1	—	8th dated as of 2/20/19 (Form 8-K filed February 20, 2019)
4.5.e1	1-9513	4.1	—	9th dated as of 5/28/20 (Form 8-K filed May 28, 2020)
4.5.f1	1-9513	4.1	—	10th dated as of 11/25/20 (Form 8-K filed November 25, 2020)
4.6[1]	1-9513	4.1	—	Indenture dated as of May 5, 2023 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed May 5, 2023)
4.7[1]	1-9513	4.6	—	Description of CMS Energy Securities (Form 10-K for the fiscal year ended December 31, 2021)
4.8	1-5611	4.7	—	Description of Consumers Securities (Form 10-K for the fiscal year ended December 31, 2019)
4.9[1]	1-9513	4.2	—
Deposit Agreement, dated as of July 1, 2021, among CMS Energy, Equiniti Trust Company, and the holders from time to time of the depositary receipts described therein, including Form of Depositary Receipt (Form 8-K filed July 1, 2021)

10.1[2]	1-9513	10.1	—	CMS Energy 2020 Performance Incentive Stock Plan, effective June 1, 2020 (Form 8-K filed May 5, 2020)
10.2[2]	1-9513	10.2	—	CMS Energy’s Deferred Salary Savings Plan, as amended and restated, effective January 1, 2022 (Form 10-K for the fiscal year ended December 31, 2023)
10.3[2]	1-9513	10.5	—	CMS Energy and Consumers Directors’ Deferred Compensation Plan, effective as of November 30, 2007 (Form 10-K for the fiscal year ended December 31, 2014)
10.4[2]	1-9513	10.6	—
Supplemental Executive Retirement Plan for Employees of CMS Energy/Consumers effective on January 1, 1982 and as amended effective April 1, 2011 (Form 10-Q for the quarterly period ended March 31, 2011)

10.5[2]	1-9513	10.5	—	Defined Contribution Supplemental Executive Retirement Plan, amended December 21, 2023, effective January 1, 2024 (Form 10-K for the fiscal year ended December 31, 2023)
10.6[2]	1-9513	10.2	—	Form of Officer Separation Agreement as of July 1, 2023 (Form 10‑Q for the quarterly period ended June 30, 2023)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.7[1]	1-9513	(10)(y)	—	Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others (Form 10-K for the fiscal year ended December 31, 1990)
10.8[1,2]	1-9513	(10)(a)	—	Form of Indemnification Agreement between CMS Energy and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.9[2]	1-5611	(10)(b)	—	Form of Indemnification Agreement between Consumers and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.10[2]	1-9513	10.10	—	CMS Incentive Compensation Plan for CMS Energy and Consumers Officers as amended, effective as of January 27, 2022 (Form 10-K for the fiscal year ended December 31, 2021)
10.11[2]	1-9513	10.3	—	Form of Change in Control Agreement as of July 1, 2023 (Form 10‑Q for the quarterly period ended June 30, 2023)
10.12[2]	1-9513	10.12	—	Annual Employee Incentive Compensation Plan for Consumers amended December 11, 2023, effective July 1, 2023 (Form 10-K for the fiscal year ended December 31, 2023)
10.13[1,2]	1-9513	10.2	—	Annual NorthStar Clean Energy Employee Incentive Compensation Plan as amended, effective as of July 1, 2023 (Form 10-Q for the quarterly period ended September 30, 2023)
10.14[1]	1-9513	10.1	—
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

10.21[2]	1-9513	10.22	—	Annual Employee Incentive Compensation Plan for Consumers amended and restated effective January 1, 2024 (Form 10-K for the fiscal year ended December 31, 2023)
19.1			—	Policy Prohibiting Illegal Insider Trading
21.1			—	Subsidiaries of CMS Energy and Consumers
23.1			—	Consent of PricewaterhouseCoopers LLP for CMS Energy
23.2			—	Consent of PricewaterhouseCoopers LLP for Consumers
31.1			—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2			—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3			—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4			—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1			—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2			—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1[2]	1-9513	97.1	—	CMS Energy/Consumers Clawback Policy (Form 10-K for the fiscal year ended December 31, 2023)

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
99.1[1]	333-275106	99.1	—	CMS Energy Stock Purchase Plan, as amended and restated October 20, 2023 (Form S-3ASR filed October 20, 2023)
101.INS			—	Inline XBRL Instance Document
101.SCH			—	Inline XBRL Taxonomy Extension Schema
101.CAL			—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF			—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB			—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE			—	Inline XBRL Taxonomy Extension Presentation Linkbase
104			—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
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

/s/ Garrick J. Rochow
Name:	Garrick J. Rochow
Title:	President and Chief Executive Officer
Date:	February 11, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities indicated and on February 11, 2025.

/s/ Garrick J. Rochow	/s/ John G. Russell
Garrick J. Rochow	John G. Russell, Director
President, Chief Executive Officer, and Director
(Principal Executive Officer)
/s/ Suzanne F. Shank
Suzanne F. Shank, Director
/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer	/s/ Myrna M. Soto
Myrna M. Soto, Director
(Principal Financial Officer)

/s/ John G. Sznewajs
/s/ Scott B. McIntosh	John G. Sznewajs, Director
Scott B. McIntosh
Vice President, Controller, and Chief Accounting Officer
/s/ Ronald J. Tanski
(Controller)	Ronald J. Tanski, Director

/s/ Deborah H. Butler	/s/ Laura H. Wright
Deborah H. Butler, Director	Laura H. Wright, Director

/s/ Kurt L. Darrow
Kurt L. Darrow, Director

/s/ Ralph Izzo
Ralph Izzo, Director

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Garrick J. Rochow
Name:	Garrick J. Rochow
Title:	President and Chief Executive Officer
Date:	February 11, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities indicated and on February 11, 2025.

/s/ Garrick J. Rochow	/s/ John G. Russell
Garrick J. Rochow	John G. Russell, Director
President, Chief Executive Officer, and Director
(Principal Executive Officer)
/s/ Suzanne F. Shank
Suzanne F. Shank, Director
/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer	/s/ Myrna M. Soto
Myrna M. Soto, Director
(Principal Financial Officer)

/s/ John G. Sznewajs
/s/ Scott B. McIntosh	John G. Sznewajs, Director
Scott B. McIntosh
Vice President, Controller, and Chief Accounting Officer
/s/ Ronald J. Tanski
(Controller)	Ronald J. Tanski, Director

/s/ Deborah H. Butler	/s/ Laura H. Wright
Deborah H. Butler, Director	Laura H. Wright, Director

/s/ Kurt L. Darrow
Kurt L. Darrow, Director

/s/ Ralph Izzo
Ralph Izzo, Director