Form 10-Q
period 2025-03-31
CMS ENERGY CORP; CONSUMERS ENERGY CO
filed 2025-04-24
CIK 811156, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
CMS Energy Corporation:	☐	Consumers Energy Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).
CMS Energy Corporation:	Yes	☐	No	☒	Consumers Energy Company:	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 7, 2025:
CMS Energy Corporation:
CMS Energy Corporation Common Stock, $0.01 par value	299,123,745
Consumers Energy Company:
Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10‑Q to the Securities and Exchange Commission for the Period Ended March 31, 2025

Glossary
Certain terms used in the text and financial statements are defined below.

2024 Form 10‑K
Each of CMS Energy’s and Consumers’ Annual Report on Form 10‑K for the year ended December 31, 2024

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
A 1,200-MW natural gas-fueled generation station that was acquired by Consumers in 2023 from New Covert Generating Company, LLC, a non-affiliated company

Craven
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

DB Pension Plans
Defined benefit pension plans of CMS Energy and Consumers, including certain present and former affiliates and subsidiaries

DB SERP
Defined Benefit Supplemental Executive Retirement Plan

Delta Solar Equity Holdings
Delta Solar Equity Holdings, LLC, a VIE in which Grand River Solar, LLC, a wholly owned subsidiary of NorthStar Clean Energy, has a 50-percent interest

DIG
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

NPDES
National Pollutant Discharge Elimination System, a permit system for regulating point sources of pollution under the Clean Water Act

NREPA
Part 201 of Michigan’s Natural Resources and Environmental Protection Act of 1994, as amended

NWO Holdco
NWO Holdco, L.L.C., a VIE in which NWO Holdco I, LLC, a wholly owned subsidiary of NWO Wind Equity Holdings, LLC, holds a Class B membership interest

NWO Wind Equity Holdings
NWO Wind Equity Holdings, LLC, a VIE in which Grand River Wind, LLC, a wholly owned subsidiary of NorthStar Clean Energy, has a 50-percent interest

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
This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2024 Form 10‑K.
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
•the impact and effect of recent events, such as worsening trade relations, geopolitical tensions, war, acts of terrorism, and the responses to these events, and related economic disruptions including, but not limited to, inflation, energy price volatility, tariffs, and supply chain disruptions
•the impact of new regulation by the MPSC, FERC, and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures

•potentially adverse regulatory treatment, effects of a failure to receive timely regulatory orders that are or could come before the MPSC, FERC, or other governmental authorities, or effects of a government shutdown
•changes in the performance of or regulations applicable to MISO, METC, pipelines, railroads, vessels, or other service providers that CMS Energy, Consumers, or any of their affiliates rely on to serve their customers
•federal actions, the adoption of or challenges to federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, such as those related to energy policy, ROA, the Public Utility Regulatory Policies Act of 1978, infrastructure integrity or security, cybersecurity, gas pipeline safety, gas pipeline capacity, energy waste reduction, the financial compensation mechanism, the environment, regulation or deregulation, reliability, health care reforms, taxes, accounting matters, tariffs, climate change, air emissions, renewable energy, the Dodd-Frank Act, and other business issues that could have an impact on CMS Energy’s, Consumers’, or any of their affiliates’ businesses or financial results
•factors affecting, disrupting, interrupting, or otherwise impacting CMS Energy’s or Consumers’ facilities, utility infrastructure, operations, or backup systems, such as costs and availability of personnel, equipment, and materials; weather and climate, including catastrophic weather-related damage and extreme temperatures; natural disasters; fires; smoke; scheduled or unscheduled equipment outages; maintenance or repairs; contractor performance; environmental incidents; failures of equipment or materials; electric transmission and distribution or gas pipeline system constraints; interconnection requirements; political and social unrest; general strikes; the government and/or paramilitary response to political or social events; changes in trade policies, regulations, or tariffs; accidents; explosions; physical disasters; global pandemics; cyber incidents; physical or cyber attacks; vandalism; war or terrorism; and the ability to obtain or maintain insurance coverage for these events
•the ability of CMS Energy and Consumers to execute cost-reduction strategies and/or convert economic development opportunities
•potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before agencies such as EGLE, the EPA, FERC, and/or the U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Consumers’ coal ash management or routine maintenance, repair, and replacement classification under New Source Review, a construction-permitting program under the Clean Air Act
•changes in energy markets, including availability, price, and seasonality of electric capacity and energy and the timing and extent of changes in commodity prices and availability and deliverability of coal, natural gas, natural gas liquids, electricity, oil, gasoline, diesel fuel, and certain related products
•the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates

•the ability of CMS Energy and Consumers to execute their financing strategies
•the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans, the discount rates, mortality assumptions, and future medical costs used in calculating the plans’ obligations, and the resulting impact on future funding requirements
•the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital
•changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including those in bankruptcy, to meet their obligations to CMS Energy and Consumers
•population changes in the geographic areas where CMS Energy and Consumers conduct business
•national, regional, and local economic, competitive, and regulatory policies, conditions, and developments
•loss of customer demand for electric generation supply to alternative electric suppliers, the creation of municipal utilities, increased use of self-generation including distributed generation, energy waste reduction, or energy storage
•loss of customer demand for natural gas due to alternative technologies or fuels or electrification
•the ability of Consumers to meet increased renewable energy demand due to customers seeking to meet their own sustainability goals in a timely and cost-efficient manner
•the reputational or other impact on CMS Energy and Consumers of the failure to meet the renewable or clean energy standards required by the 2023 Energy Law or to achieve or make timely progress on their greenhouse gas reduction goals related to reducing their impact on climate change
•adverse consequences of employee, director, or third‑party fraud or non‑compliance with codes of conduct or with laws or regulations
•federal regulation of electric sales, including periodic re‑examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations
•any event, change, development, occurrence, or circumstance that could impact the implementation of the Clean Energy Plan, including any action by a regulatory authority or other third party to prohibit, delay, or impair the implementation of the Clean Energy Plan
•the ability to meet increases in electric demand associated with data centers
•the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers
•the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to interest rates and future prices of electricity, natural gas, and other energy-related commodities
•factors affecting development of electric generation projects, gas transmission, and gas and electric distribution infrastructure replacement, conversion, and expansion projects, including factors related to project site identification, construction material availability, quality, and pricing, tariffs, embargoes on equipment, supply chain disruptions, schedule delays, interconnection delays, availability of qualified construction personnel, permitting, acquisition of property rights, community opposition, environmental regulations, and government actions
•changes or disruption in fuel supply, including but not limited to supplier bankruptcy and delivery disruptions
•potential costs, lost revenues, reputational harm, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyberattack or other cyber incident
•potential disruption to, interruption or failure of, or other impacts on information technology backup or disaster recovery systems
•technological developments in energy production, storage, delivery, usage, and metering
•the ability to implement and integrate technology successfully, including artificial intelligence
•the impact of CMS Energy’s and Consumers’ integrated business software system and its effects on their operations, including utility customer billing and collections
•adverse consequences resulting from any past, present, or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on or to impose environmental liability associated with past operations or transactions
•the outcome, cost, and other effects of any legal or administrative claims, proceedings, investigations, or settlements
•the reputational impact on CMS Energy and Consumers of operational incidents, violations of corporate policies, regulatory violations, inappropriate use of social media, and other events
•restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances
•earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts
•changes in financial or regulatory accounting principles or policies or interpretation of principles or policies
•other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other public documents
All forward-looking statements should be considered in the context of the risk and other factors described above and as detailed from time to time in CMS Energy’s and Consumers’ SEC filings. For additional details regarding these and other uncertainties, see Part I—Item 1. Financial Statements—MD&A—Outlook and Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments; and Part I—Item 1A. Risk Factors in the 2024 Form 10-K.

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
•economic conditions
•weather
•energy commodity prices
•interest rates
•their securities’ credit ratings
The Triple Bottom Line
CMS Energy’s and Consumers’ purpose is to provide safe, reliable, affordable, clean, and equitable energy in service of their customers. In support of this purpose, CMS Energy and Consumers couple digital transformation with the “CE Way,” a lean operating system designed to improve safety, quality, cost, delivery, and employee morale.
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
CMS Energy and Consumers also place a high priority on customer value and on providing reliable, affordable, and equitable energy in service of their customers. Consumers’ customer-driven investment program is aimed at improving safety and increasing electric and gas reliability.
In 2023, Consumers filed its Reliability Roadmap, an update to its previous Electric Distribution Infrastructure Investment Plan filed in 2021, with the MPSC. The Reliability Roadmap outlines a five-year strategy to improve Consumers’ electric distribution system and the reliability of the grid. The plan proposes the following spending for projects designed to reduce the number and duration of power outages to customers through investment in infrastructure upgrades, vegetation management, and grid modernization:
•capital expenditures of $7 billion through 2028; this amount is $3 billion higher than proposed in the previous plan

•maintenance and operating spending of $1.7 billion through 2028, reflecting an increase of $300 million over the previous plan
In its 2024 electric rate case, Consumers outlined its proposal to implement the Reliability Roadmap and began requesting rate recovery of the investments needed to support the plan’s key objectives.
Central to Consumers’ commitment to its customers are the initiatives it has undertaken to keep electricity and natural gas affordable, including:
•replacement of coal-fueled generation and PPAs with a cost-efficient and reliable mix of renewable energy, less-costly dispatchable generation sources, and energy waste reduction and demand response programs
•targeted infrastructure investment to reduce maintenance costs and improve reliability and safety
•supply chain optimization
•economic development to increase sales and reduce overall rates
•information and control system efficiencies
•employee and retiree health care cost sharing
•tax planning
•cost-effective financing
•workforce productivity enhancements
While inflationary pressures and tariffs could impact supply chain availability and pricing, CMS Energy and Consumers are taking steps to help mitigate the impact on their ability to provide safe, reliable, affordable, clean, and equitable energy in service of their customers.
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
CMS Energy and Consumers continue to focus on opportunities to protect the environment and reduce their carbon footprint from owned generation. CMS Energy, including Consumers, has decreased its combined percentage of electric supply (self-generated and purchased) from coal by 23 percentage points since 2015. Additionally, as a result of actions already taken through 2024, Consumers has:
•reduced carbon dioxide emissions from owned generation by more than 30 percent since 2005
•reduced methane emissions by nearly 30 percent since 2012
•reduced the volume of water used to generate electricity by more than 50 percent since 2012
•reduced landfill waste disposal by more than two million tons since 1992
•enhanced, restored, or protected more than 11,700 acres of land since 2017
•reduced sulfur dioxide and particulate matter emissions by nearly 95 percent since 2005
•reduced NOx emissions by more than 86 percent since 2005
•reduced mercury emissions by more than 92 percent since 2007
In 2023, Michigan enacted the 2023 Energy Law, which among other things:
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
Consumers’ Clean Energy Plan details its strategy to meet customers’ long-term energy needs and was most recently revised and approved by the MPSC in 2022 under Michigan’s integrated resource planning process. The Clean Energy Plan outlines Consumers’ long-term strategy for delivering safe, reliable, affordable, clean, and equitable energy to its customers. This strategy includes:
•ending the use of coal in owned generation in 2025, 15 years sooner than initially planned
•purchasing the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity, allowing Consumers to continue to provide controllable sources of electricity to customers; this purchase was completed in 2023
•soliciting capacity from sources able to deliver to Michigan’s Lower Peninsula, including battery storage facilities
Consumers’ proposed updates to its renewable energy plan include:
•up to 9,000 MW of both purchased and owned solar energy resources
•the addition of up to 2,800 MW of new, competitively bid wind energy resources
•the co-location of battery energy storage with its renewable energy assets to optimize those assets
Coupled with updates to the Clean Energy Plan, these actions will enable Consumers to achieve 60 percent renewable energy by 2035 and 100 percent clean energy by 2040, and will also contribute to Consumers’ achievement of the net-zero emissions goals discussed below.
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

Additionally, to advance its environmental stewardship in Michigan and to minimize the impact of future regulations, Consumers set the following goals for the five-year period 2023 through 2027:
•to enhance, restore, or protect 6,500 acres of land through 2027; Consumers has enhanced, restored, or protected more than 5,000 acres of land towards this goal
•to reduce water usage by 1.7 billion gallons through 2027; Consumers has reduced water usage by more than 1.3 billion gallons towards this goal
•to annually divert a minimum of 90 percent of waste from landfills (through waste reduction, recycling, and reuse); during 2024, Consumers’ rate of waste diverted from landfills was 92 percent
CMS Energy and Consumers are monitoring numerous legislative, policy, and regulatory initiatives, including those to regulate and report greenhouse gases, and related litigation. While CMS Energy and Consumers cannot predict the outcome of these matters, which could affect them materially, they intend to continue to move forward with a triple-bottom-line approach that focuses on people, planet, and prosperity.
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
For the three months ended March 31, 2025, CMS Energy’s net income available to common stockholders was $302 million, and diluted EPS were $1.01. This compares with net income available to common stockholders of $285 million and diluted EPS of $0.96 for the three months ended March 31, 2024. In 2025, higher gas sales due primarily to favorable weather and electric and gas rate increases were offset partially by lower earnings at NorthStar Clean Energy and increased depreciation and property taxes, reflecting higher capital spending. A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.
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
In March 2025, the MPSC issued an order authorizing an annual rate increase of $176 million, which is inclusive of a $22 million surcharge for the recovery of distribution investments made in 2023 that exceeded the rates authorized in accordance with previous electric rate orders. The approved rate increase is based on a 9.90‑percent authorized return on equity. The new rates became effective in April 2025.
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

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions, Except Per Share Amounts
Three Months Ended March 31	2025	2024	Change
Net Income Available to Common Stockholders	$302	$285	$17
Basic Earnings Per Average Common Share	$1.01	$0.96	$0.05
Diluted Earnings Per Average Common Share	$1.01	$0.96	$0.05

In Millions
Three Months Ended March 31	2025	2024	Change
Electric utility	$124	$97	$27
Gas utility	213	169	44
NorthStar Clean Energy	(18)	31	(49)
Corporate interest and other	(17)	(12)	(5)
Net Income Available to Common Stockholders	$302	$285	$17
Presented in the following table is a summary of changes to net income available to common stockholders for the three months ended March 31, 2025 versus 2024:

In Millions
Three Months Ended March 31, 2024		$285
Reasons for the change
Consumers electric utility and gas utility
Electric sales	$18
Gas sales	60
Electric rate increase	45
Gas rate increase, including gain amortization in lieu of rate relief	22
Higher depreciation and amortization	(19)
Higher income tax expense	(19)
Lower other income, net of expenses	(10)
Higher vegetation management cost, consistent with the Reliability Roadmap	(9)
Higher property taxes, reflecting higher capital spending, and other	(7)
Absence of ASP revenue, net of expense, due to sale in 2024	(5)
Higher other maintenance and operating expenses	(4)
Higher interest charges	(1)
		$71
NorthStar Clean Energy (see below for additional detail)		(49)
Corporate interest and other		(5)
Three Months Ended March 31, 2025		$302

Consumers Electric Utility Results of Operations
Presented in the following table are the detailed changes to the electric utility’s net income available to common stockholders for the three months ended March 31, 2025 versus 2024:

In Millions
Three Months Ended March 31, 2024		$97
Reasons for the change
Electric deliveries[1] and rate increases
Rate increase, including return on higher renewable capital spending	$45
Higher revenue due primarily to increased deliveries and sales mix	15
Higher energy waste reduction program revenues	7
Higher other revenues	3
		$70
Maintenance and other operating expenses
Higher vegetation management cost, consistent with the Reliability Roadmap	(9)
Higher energy waste reduction program costs	(7)
Higher other maintenance and operating expenses	(3)
		(19)
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(8)
General taxes
Higher property taxes, reflecting higher capital spending		(2)
Other income, net of expenses		(7)
Interest charges		(1)
Income taxes
Higher electric utility pre-tax earnings	(9)
Lower other income taxes	3
		(6)
Three Months Ended March 31, 2025		$124
1Deliveries to end-use customers were 9.0 billion kWh in 2025 and 8.9 billion kWh in 2024.

Consumers Gas Utility Results of Operations
Presented in the following table are the detailed changes to the gas utility’s net income available to common stockholders for the three months ended March 31, 2025 versus 2024:

In Millions
Three Months Ended March 31, 2024		$169
Reasons for the change
Gas deliveries[1] and rate increases
Rate increase	$10
Higher revenue due primarily to the absence of 2024 unfavorable weather	61
Higher energy waste reduction program revenues	10
Absence of ASP business revenue[2]	(16)
ASP gain customer bill credit[2]	(14)
Higher other revenues	1
		$52
Maintenance and other operating expenses
Amortization of ASP gain[2]	24
Absence of 2024 ASP business expense[2]	11
Higher energy waste reduction program costs	(10)
Higher maintenance and other operating expenses	(1)
		24
Depreciation and amortization
Increased plant in service, reflecting higher capital spending		(11)
General taxes
Higher property taxes, reflecting higher capital spending		(5)
Other income, net of expenses		(3)
Interest charges		—
Income taxes
Higher gas utility pre-tax earnings	(14)
Lower other income taxes	1
		(13)
Three Months Ended March 31, 2025		$213
1Deliveries to end-use customers were 135 Bcf in 2025 and 117 Bcf in 2024.
2In April 2024, Consumers sold its unregulated ASP business to a non-affiliated company, resulting in a $110 million gain. In July 2024, the MPSC approved the utilization of $27.5 million, or one-fourth, of the gain on the sale as an offset to the revenue deficiency in lieu of additional rate relief during the 12‑month period beginning October 1, 2024, with the remaining three-fourths of the gain, or $82.5 million, to be credited to customers as a bill credit over a three-year period beginning October 1, 2024.

NorthStar Clean Energy Results of Operations
Presented in the following table are the detailed changes to NorthStar Clean Energy’s net income available to common stockholders for the three months ended March 31, 2025 versus 2024:

In Millions
Three Months Ended March 31, 2024	$31
Reason for the change
Lower earnings from renewable projects, reflecting timing of achieving commercial operation	$(18)
Lower operating earnings, primarily due to a two-month planned major outage at DIG	(16)
Higher tax expense	(10)
Higher other expense	(5)
Three Months Ended March 31, 2025	$(18)
Corporate Interest and Other Results of Operations
Presented in the following table are the detailed changes to corporate interest and other results for the three months ended March 31, 2025 versus 2024:

In Millions
Three Months Ended March 31, 2024	$(12)
Reasons for the change
Absence of 2024 gain on extinguishment of debt	$(22)
Higher interest charges	(11)
Lower tax expense	24
Lower other expense	4
Three Months Ended March 31, 2025	$(17)

Cash Position, Investing, and Financing
At March 31, 2025, CMS Energy had $526 million of consolidated cash and cash equivalents, which included $61 million of restricted cash and cash equivalents. At March 31, 2025, Consumers had $121 million of consolidated cash and cash equivalents, which included $60 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the three months ended March 31, 2025 versus 2024:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2024	$956
Reasons for the change
Higher net income	$32
Non‑cash transactions[1]	19
Unfavorable impact of changes in core working capital[2]	(19)
Favorable impact of changes in other assets and liabilities	12
Three Months Ended March 31, 2025	$1,000
Consumers
Three Months Ended March 31, 2024	$979
Reasons for the change
Higher net income	$71
Non‑cash transactions[1]	1
Unfavorable impact of changes in core working capital[2]	2
Unfavorable impact of changes in other assets and liabilities	(22)
Three Months Ended March 31, 2025	$1,031
1Non‑cash transactions comprise depreciation and amortization, changes in deferred income taxes and investment tax credits, and other non‑cash operating activities and reconciling adjustments.
2Core working capital comprises accounts receivable, accrued revenue, inventories, accounts payable, and accrued rate refunds.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the three months ended March 31, 2025 versus 2024:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2024	$(637)
Reasons for the change
Higher capital expenditures	$(275)
Other investing activities	(6)
Three Months Ended March 31, 2025	$(918)
Consumers
Three Months Ended March 31, 2024	$(607)
Reasons for the change
Higher capital expenditures	$(185)
Other investing activities	(8)
Three Months Ended March 31, 2025	$(800)

Financing Activities
Presented in the following table are specific components of net cash provided by (used in) financing activities for the three months ended March 31, 2025 versus 2024:

In Millions
CMS Energy, including Consumers
Three Months Ended March 31, 2024	$294
Reasons for the change
Higher debt issuances	$601
Higher debt retirements	(398)
Lower repayments of notes payable	28
Lower issuances of common stock	(269)
Higher payments of dividends on common stock	(10)
Proceeds from sale of membership interests in VIEs	44
Other financing activities, primarily higher debt issuance costs	(24)
Three Months Ended March 31, 2025	$266
Consumers
Three Months Ended March 31, 2024	$238
Reasons for the change
Lower debt issuances	$(599)
Higher debt retirements	(42)
Lower repayments of notes payable	28
Lower stockholder contribution from CMS Energy	(170)
Absence of return of stockholder contribution to CMS Energy	320
Higher payments of dividends on common stock	(6)
Other financing activities	2
Three Months Ended March 31, 2025	$(229)

Capital Resources and Liquidity
CMS Energy and Consumers expect to have sufficient liquidity to fund their present and future commitments. CMS Energy uses dividends and tax-sharing payments from its subsidiaries and external financing and capital transactions to invest in its utility and non‑utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by FERC requirements and provisions under the Federal Power Act and the Natural Gas Act. For additional details on Consumers’ dividend restrictions, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization—Dividend Restrictions. During the three months ended March 31, 2025, Consumers paid $271 million in dividends on its common stock to CMS Energy.
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
In 2023, CMS Energy entered into an equity offering program under which it may sell shares of its common stock having an aggregate sales price of up to $1 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions. As of March 31, 2025, these contracts had an aggregate sales price of $121 million, maturing through June 2026.
CMS Energy, NorthStar Clean Energy, and Consumers use revolving credit facilities for general working capital purposes and to issue letters of credit. At March 31, 2025, CMS Energy had $513 million of its revolving credit facility available, NorthStar Clean Energy had $75 million available under its revolving credit facility, and Consumers had $1.3 billion available under its revolving credit facilities.
An additional source of liquidity is Consumers’ commercial paper program, which allows Consumers to issue, in one or more placements, up to $500 million in aggregate principal amount of commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At March 31, 2025, there were no commercial paper notes outstanding under this program.
For additional details about these programs and facilities, see Notes to the Unaudited Consolidated Financial Statements—Note 3, Financings and Capitalization.

Certain of CMS Energy’s, NorthStar Clean Energy’s, and Consumers’ credit agreements contain covenants that require each entity to maintain certain financial ratios, as defined therein. At March 31, 2025, no default had occurred with respect to any of the financial covenants contained in these credit agreements. Each of the entities was in compliance with the covenants contained in their respective credit agreements as of March 31, 2025, as presented in the following table:

	Limit	Actual
CMS Energy, parent only
Debt to capital[1]	< 0.70 to 1.0	0.54 to 1.0
NorthStar Clean Energy, including subsidiaries
Debt to capital[2]	< 0.50 to 1.0	0.09 to 1.0
Debt service coverage[2]	> 2.00 to 1.0	3.58 to 1.0
Pledged equity interests to aggregate commitment[2,3]	> 2.00 to 1.0	2.84 to 1.0
Consumers
Debt to capital[4]	< 0.65 to 1.0	0.50 to 1.0
1Applies to CMS Energy’s revolving credit agreement and letter of credit reimbursement agreement.
2Applies to NorthStar Clean Energy’s revolving credit agreement.
3The aggregate book value of the pledged equity interests under the revolving credit agreement was at least two-times the aggregate commitment under the revolving credit agreement at March 31, 2025.
4Applies to Consumers’ revolving credit agreements and letter of credit reimbursement agreement.
Outlook
Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position.
During 2025, the federal government has taken numerous executive actions related to tariffs and trade, alleviating regulatory burdens, and environmental regulations and enforcement, among other areas of potential impact. Many of these actions require further implementation by federal agencies and departments, and some of these actions will likely be subject to further judicial review. CMS Energy and Consumers continue to monitor these executive actions, and will continue taking steps to deliver consistently on the triple bottom line, but cannot at this time predict specific material impacts of the actions.
For additional details regarding these and other uncertainties, see Forward-looking Statements and Information; Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments; and Item 1A. Risk Factors in the 2024 Form 10-K.
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
Under its Clean Energy Plan, Consumers will eliminate the use of coal in owned generation in 2025. Specifically, Consumers retired the D.E. Karn coal-fueled generating units, totaling 515 MW of nameplate capacity, in 2023 and plans to retire the J.H. Campbell coal-fueled generating units, totaling 1,407 MW of nameplate capacity, in 2025. The MPSC authorized Consumers to issue securitization bonds to finance the recovery of and return on the D.E. Karn coal-fueled generating units; Consumers issued these bonds in 2023. Additionally, the MPSC has authorized regulatory asset treatment for Consumers to recover the remaining book value of the J.H. Campbell coal-fueled generating units, as well as a 9.0‑percent return on equity, commencing in 2025.
In order to continue providing controllable sources of electricity to customers while expanding its investment in renewable energy, Consumers purchased the Covert Generating Station, a natural gas-fueled generating facility with 1,200 MW of nameplate capacity, in 2023. Consumers has also contracted to purchase 400 MW of capacity from battery storage facilities, which will be located in Michigan’s Lower Peninsula and are expected to be operational by 2027. In its current form, the Clean Energy Plan forecasts additional capacity of 75 MW of battery storage by 2027 and 475 MW by 2040.
Under its Clean Energy Plan, Consumers bids new capacity and energy competitively and proposed to own and operate all new wind capacity and approximately 50 percent of new solar capacity, with the remainder being built and owned by third parties. The actual composition of Consumers’ future portfolio will reflect the results of the competitive bid process. Additionally, Consumers earns a return equal to its pre-tax weighted-average cost of capital on permanent capital structure on payments made under new clean, renewable, or energy storage PPAs with non-affiliated entities.
Under Consumers’ existing renewable energy plan, most recently amended and approved by the MPSC in August 2024, 15 percent of the electricity supplied to customers comes from renewable energy sources. In accordance with this plan, Consumers has acquired three wind generation projects, totaling 517 MW of nameplate capacity, since 2020; the last of these projects became operational in 2023. The MPSC authorized Consumers to earn a 10.7‑percent return on equity on these projects. The MPSC also approved the execution of a 20‑year PPA under which Consumers will purchase 100 MW of renewable capacity, energy, and RECs from a solar generating facility that began operations in October 2024.

In November 2024, Consumers filed updates to its renewable energy plan, proposing up to 9,000 MW of both purchased and owned solar energy resources. Of this amount, 1,060 MW of projects would support Consumers’ voluntary green program that provides full-service electric customers with the opportunity to advance the development of renewable energy beyond the present 15‑percent requirement. Under this program, Consumers competitively solicits additional renewable energy assets based on customer applications.
In the updates to its renewable energy plan, Consumers also proposed the addition of up to 2,800 MW of new, competitively bid wind energy resources and the co-location of battery energy storage with its renewable energy assets to optimize those assets.
Presented in the following illustration is the aggregate renewable capacity that Consumers expects to add to its portfolio through PPAs and owned generation proposed in its existing Clean Energy Plan and the updates to its renewable energy plan:

3000
2500
2000
1500
1000
500
0
Capacity (MW)
1379
859
250
1225
825
475
250
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
•Michigan’s economic conditions, including data center expansion; utilization, expansion, or contraction of large commercial and industrial facilities; economic development; population trends; electric vehicle adoption; and housing activity
Electric ROA: Michigan law allows electric customers in Consumers’ service territory to buy electric generation service from alternative electric suppliers in an aggregate amount capped at ten percent of Consumers’ sales, with certain exceptions. At March 31, 2025, electric deliveries under the ROA program were at the ten‑percent limit. Fewer than 300 of Consumers’ electric customers purchased electric generation service under the ROA program.
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
In 2020, ABATE and another intervenor filed a complaint against the MPSC in the U.S. District Court for the Eastern District of Michigan challenging the constitutionality of a local clearing requirement. The complaint requests the federal court to issue a permanent injunction prohibiting the MPSC from implementing a local clearing requirement on individual electric providers. In 2023, the U.S. District Court for the Eastern District of Michigan dismissed the complaint. ABATE and the other intervenor filed a claim of appeal of the Eastern District Court’s decision with the U.S. Court of Appeals for the Sixth Circuit.
In January 2025, the Sixth Circuit Court of Appeals issued an opinion finding that the MPSC’s imposition of a local clearing requirement on individual electric suppliers would discriminate against interstate commerce. The Court of Appeals remanded to the District Court for a determination of whether the local clearing requirement discriminated against interstate commerce and whether the MPSC’s regulation survives a strict scrutiny standard, which depends on a determination of whether the local clearing requirement is the only means of achieving the state’s goal of securing reliable energy supply. In January 2025, Consumers filed a petition for rehearing and en banc review with the Sixth Circuit Court of Appeals, requesting the Court to reconsider and reverse the panel’s opinion. In February 2025, the Sixth Circuit Court of Appeals issued an order denying Consumers’ petition for rehearing and en banc review. The case has therefore been remanded to the District Court for the Eastern District of Michigan for consideration of whether the MPSC’s local clearing requirement meets the strict scrutiny standard pursuant to the Court of Appeals’ decision.

Hydroelectric Facilities: In February 2024, Consumers issued a request for proposals to explore the possibility of selling its 13 river hydroelectric dams located throughout Michigan. Consumers has solicited community feedback on the dams’ futures, as federal operating licenses for the dams begin to expire in 2034. Consumers continues to evaluate each dam’s future, options for which include, but are not limited to, renewing operating licenses, transferring ownership, or removing the facilities. In Consumers’ most recent electric rate case, the MPSC approved deferred accounting treatment for costs associated with the hydroelectric dams pending resolution of this evaluation.
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
Performance-based Financial Incentives/Disincentives Mechanism: In February 2025, the MPSC issued an order establishing a mechanism through which the state’s largest electric utilities, including Consumers, could realize up to $10 million each in incentives or penalties annually for meeting or failing to meet reliability benchmarks, beginning in 2026. As directed, Consumers filed proposed company-specific baseline metrics for the performance mechanism in April 2025.
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
In March 2025, the MPSC issued an order authorizing an annual rate increase of $176 million, which is inclusive of a $22 million surcharge for the recovery of distribution investments made in 2023 that exceeded the rates authorized in accordance with previous electric rate orders. The approved rate increase is based on a 9.90‑percent authorized return on equity. The new rates became effective in April 2025.
Service Restoration Cost Deferral Application: As a result of severe storms in Consumers’ electric service territory, Consumers incurred significant service restoration costs during March and April 2025. In April 2025, Consumers filed with the MPSC an ex parte application requesting approval to defer, as a regulatory asset, operating and maintenance expenses associated with the storms, estimated to be nearly $100 million. Consumers would have the opportunity to seek appropriate recovery and ratemaking treatment for amounts recorded as a regulatory asset in a future rate case or other proceeding.

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
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In 2023, the EPA published the Good Neighbor Plan, a revision to CSAPR. This regulation tightens emission allowance budgets for electric generating units in Michigan between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. In June 2024, the U.S. Supreme Court stayed the Good Neighbor Plan pending judicial review and, as a result, the allowance requirements for Michigan revert back to the prior effective CSAPR ozone season rule. Regardless of the outcome of this litigation and which version of the rule applies, Consumers expects this regulation will have minimal financial and operational impact in the near and/or long term.
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify power plants and other emission sources in areas of the country that do not meet the ozone standard. As of 2023, three counties in western Michigan have been designated as not meeting the ozone standard. Based on recent data, the EPA reclassified these counties from “moderate” to “serious” nonattainment. None of Consumers’ fossil-fuel-fired generating units are located in these areas.
In March 2024, the EPA published a lower fine particulate matter NAAQS, which will likely result in newly designated nonattainment areas in Michigan starting in 2026. EGLE has proposed nonattainment areas for Kalamazoo and Wayne counties. Consumers does not have any fossil-fuel-fired generating assets in these counties and therefore does not expect this rule to have significant impacts on its existing assets or its clean energy strategy. Consumers will continue to monitor NAAQS rulemakings and litigation to evaluate potential impacts to its generating assets.
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
Greenhouse Gases: There have been numerous legislative, executive, and regulatory initiatives at the state, regional, national, and international levels that involve the potential regulation and reporting of greenhouse gases. Consumers continues to monitor and comment on these initiatives, as appropriate.
In April 2024, the EPA finalized its rule under Section 111 of the Clean Air Act to address greenhouse gas emissions from new combustion turbine electric generating units and existing coal-, gas-, and oil-fueled steam electric generating units. Notably, these rules do not address existing combustion turbine electric generating units. Under its Clean Energy Plan, Consumers will eliminate the use of coal in owned generation in 2025 and does not expect this rule will have a significant impact on its gas- and oil-fueled steam electric generating assets or its Clean Energy Plan. Consumers will continue to follow the EPA rules that address greenhouse gas emissions and will continue to evaluate potential impacts to its operations.
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
In May 2024, the EPA finalized a rule regulating legacy CCR surface impoundments and CCR management units in response to litigation that exempted inactive impoundments at inactive facilities from the 2015 CCR rule. The new rule adopts minimum standards for impoundments at electric generating facilities that became inactive before the 2015 CCR rule’s effective date. During 2024, owners and operators were required to assess whether an inactive facility contains a legacy surface impoundment and then, for identified locations, proceed with the compliance schedule. Additionally, the EPA established groundwater monitoring, corrective action, closure, and post-closure care requirements for CCR surface impoundments and landfills closed prior to the effective date of the 2015 CCR rule, but that do not meet the closure technical and performance standards of the May 2024 rule. These include inactive CCR landfills that were previously exempted from regulation but that are now considered CCR management units. Owners are required to conduct an evaluation at active facilities and any inactive facilities with at least one legacy impoundment to identify CCR management units and determine an appropriate course of action (closure, groundwater treatment, etc.) for each identified unit according to established compliance milestone schedules.
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
Statutes like the federal Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act of 1940 and changes to permitting may impact operations at Consumers’ facilities. In February 2024, the U.S. Fish and Wildlife Service published a final rule, effective April 2024, providing for bald eagle general permits for qualifying wind farms and electric distribution systems. Consumers has received, or is pursuing, bald eagle general permits for all its wind farms. While any resulting permitting and monitoring fees and/or restrictions on operations could impact Consumers’ existing and future operations, Consumers does not expect any material changes to its environmental strategy or Clean Energy Plan as a result of this rule.
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
Gas Pipeline and Storage Integrity and Safety: The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration has published various rules that expand federal safety standards for gas transmission pipelines and underground storage facilities. Consumers has implemented measures to achieve compliance with the expanded rules. There are also proposed rules expanding requirements for gas distribution systems and leak detection and repair, although these rules are subject to reconsideration by the current administration. Under the proposed rules, Consumers will incur increased capital and increased operating and maintenance costs to install and remediate pipelines and to expand inspections, maintenance, and monitoring of existing pipelines and storage facilities.
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
In 2015, the EPA lowered the NAAQS for ozone and made it more difficult to construct or modify natural gas compressor stations and other emission sources in areas of the country that do not meet the ozone standard. As of 2023, three counties in western Michigan have been designated as not meeting the ozone standard. Based on recent data, the EPA reclassified these counties from “moderate” to “serious” nonattainment, which has more stringent requirements. One of Consumers’ compressor stations is in an ozone nonattainment area. Consequently, Consumers has initiated plans to retrofit equipment at this compressor station to lower NOx emissions. Consumers will continue to monitor NAAQS rulemakings and evaluate potential impacts to its compressor stations and other applicable natural gas storage and delivery assets.
In March 2024, the EPA published a lower fine particulate matter NAAQS, which will likely result in newly designated nonattainment areas in Michigan starting in 2026. EGLE has proposed nonattainment areas for Kalamazoo and Wayne counties. Consumers has one compressor station located in Wayne County and thus will continue to monitor NAAQS rulemakings and litigation to evaluate potential impacts to the natural gas compressor station assets.
Greenhouse Gases: Some interest exists at the various levels of government in regulating greenhouse gases or their sources. In 2024, the EPA finalized a new fee for emitting certain waste from petroleum and natural gas systems, as directed under the Inflation Reduction Act of 2022. The fees could apply to methane emissions from transmission pipeline, compression, or underground storage that exceed annual thresholds; however, initial analysis indicates Consumers would not be subject to fees under its routine operations. In March 2025, Congress passed legislation under the Congressional Review Act of 1996 disapproving of this rule. Future regulations, if adopted, may involve requirements to reduce methane emissions from Consumers’ gas utility operations and carbon dioxide emissions from customer use of natural gas. Consumers will continue to monitor such potential rules for impacts.
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
Consumers has already initiated work in these key areas by continuing to expand its energy waste reduction targets and by offering gas customers the ability to offset their carbon footprint associated with natural gas use by purchasing renewable natural gas and/or carbon credits associated with Michigan forest preservation. Consumers has two renewable natural gas facilities under construction scheduled for commercial operation in late 2025, and is planning to develop two additional facilities. Consumers is evaluating and monitoring newer technologies to determine their role in achieving Consumers’ interim and long-term net-zero goals, including biofuels, geothermal, synthetic methane, carbon capture sequestration systems, and other innovative technologies.
NorthStar Clean Energy Outlook and Uncertainties
CMS Energy’s primary focus with respect to its NorthStar Clean Energy businesses is to maximize the value of generating assets representing 1,655 MW of capacity, and to pursue opportunities for the development of renewable generation projects.
Trends, uncertainties, and other matters related to NorthStar Clean Energy that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•investment in and financial benefits received from renewable energy and energy storage projects, including changes to tax and trade policy
•changes in energy, capacity, and other commodity prices
•severe weather events and climate change associated with increasing levels of greenhouse gases
•changes in various environmental laws, regulations, principles, or practices, or in their interpretation
•indemnity obligations assumed in connection with ownership interests in facilities that involve tax equity financing
•representations, warranties, and indemnities provided in connection with sales of assets
•delays or difficulties in obtaining environmental permits
For additional details regarding NorthStar Clean Energy’s uncertainties, see Notes to the Unaudited Consolidated Financial Statements—Note 2, Contingencies and Commitments—Guarantees.
NorthStar Clean Energy Environmental Outlook: NorthStar Clean Energy’s operations are subject to various federal, state, and local environmental laws and regulations. Multiple environmental laws and regulations are subject to litigation. NorthStar Clean Energy’s primary environmental compliance focus includes, but is not limited to, the following matters.
CSAPR requires Michigan and many other states to improve air quality by reducing power plant emissions that, according to EPA modeling, contribute to ground-level ozone in other downwind states. Since its 2015 effective date, CSAPR has been revised several times. In 2023, the EPA published the Good Neighbor Plan, a revision to CSAPR. This regulation tightens emission allowance budgets for electric generating units in Michigan between 2023 and 2029 and changes the mechanism for allocating such allowances on a year-over-year basis beginning in 2026. In June 2024, the U.S. Supreme Court stayed the Good Neighbor Plan pending judicial review and, as a result, the allowance requirements for Michigan revert back to the prior effective CSAPR ozone season rule. Under the 2023 revision, NorthStar Clean Energy could incur increased costs to purchase allowances or retrofit equipment.

In March 2024, the EPA published a lower fine particulate matter NAAQS, which will likely result in newly designated nonattainment areas in Michigan starting in 2026. EGLE has proposed nonattainment areas for Kalamazoo and Wayne counties. NorthStar Clean Energy has two fossil-fuel-fired generating stations in these counties and therefore will continue to monitor NAAQS rulemaking and litigation to evaluate potential impacts to its generating assets.
In December 2024, the EPA published a proposal to amend new source performance standards for new, modified, and reconstructed stationary combustion turbines to lower emission limits for NOx. This may impact future gas-fueled, simple-cycle turbine projects. NorthStar will monitor this rulemaking.
For additional details regarding the ozone NAAQS, see Consumers Electric Utility Outlook and Uncertainties—Electric Environmental Outlook.
In April 2024, the EPA finalized its rule under Section 111 of the Clean Air Act to address greenhouse gas emissions from new combustion turbine electric generating units and existing coal-, gas-, and oil-fueled steam electric generating units. Notably, these rules do not address existing combustion turbine electric generating units. Due to the anticipated replacement of coal as a fuel at its one remaining coal-fueled steam electric generating facility, these regulations will not apply to NorthStar Clean Energy’s facilities. NorthStar Clean Energy will continue to follow the EPA rules that address greenhouse gas emissions and will continue to evaluate potential impacts to its operations.
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
Other Outlook and Uncertainties
Union Contract: The present UWUA agreement for operating, maintenance, and construction employees expires in June 2025. In April 2025, Consumers reached a tentative agreement with the UWUA on a new five-year contract for these UWUA members. The new contract is up for ratification in May 2025.
Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business. For additional details regarding certain legal matters, see Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.
New Accounting Standards
There are no new accounting standards issued but not yet effective that are expected to have a material impact on CMS Energy’s or Consumers’ consolidated financial statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Income (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2025	2024
Operating Revenue	$2,447	$2,176
Operating Expenses
Fuel for electric generation	217	156
Purchased and interchange power	380	314
Purchased power – related parties	18	18
Cost of gas sold	383	351
Maintenance and other operating expenses	405	402
Depreciation and amortization	388	368
General taxes	162	155
Total operating expenses	1,953	1,764
Operating Income	494	412
Other Income (Expense)
Non-operating retirement benefits, net	42	44
Other income	14	44
Other expense	(6)	(2)
Total other income	50	86
Interest Charges
Interest on long-term debt	187	172
Interest expense – related parties	3	3
Other interest expense	(1)	2
Allowance for borrowed funds used during construction	(3)	—
Total interest charges	186	177
Income Before Income Taxes	358	321
Income Tax Expense	63	58
Net Income	295	263
Loss Attributable to Noncontrolling Interests	(9)	(24)
Net Income Attributable to CMS Energy	304	287
Preferred Stock Dividends	2	2
Net Income Available to Common Stockholders	$302	$285
Basic Earnings Per Average Common Share	$1.01	$0.96
Diluted Earnings Per Average Common Share	$1.01	$0.96
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
Three Months Ended March 31	2025	2024
Net Income	$295	$263
Retirement Benefits Liability
Amortization of net actuarial loss, net of tax of $— for both periods	—	1
Other Comprehensive Income	—	1
Comprehensive Income	295	264
Comprehensive Loss Attributable to Noncontrolling Interests	(9)	(24)
Comprehensive Income Attributable to CMS Energy	$304	$288
The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Three Months Ended March 31	2025	2024
Cash Flows from Operating Activities
Net income	$295	$263
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	388	368
Deferred income taxes and investment tax credits	60	51
Other non‑cash operating activities and reconciling adjustments	(46)	(36)
Changes in assets and liabilities
Accounts receivable and accrued revenue	(5)	27
Inventories	190	259
Accounts payable and accrued rate refunds	13	(69)
Other current assets and liabilities	41	(1)
Other non‑current assets and liabilities	64	94
Net cash provided by operating activities	1,000	956
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(888)	(613)
Cost to retire property and other investing activities	(30)	(24)
Net cash used in investing activities	(918)	(637)
Cash Flows from Financing Activities
Proceeds from issuance of debt	1,200	599
Retirement of debt	(717)	(319)
Decrease in notes payable	(65)	(93)
Issuance of common stock	3	272
Payment of dividends on common and preferred stock	(166)	(156)
Proceeds from the sale of membership interests in VIEs	44	—
Other financing costs	(33)	(9)
Net cash provided by financing activities	266	294
Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	348	613
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	178	248
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$526	$861
Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$315	$156

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	March 31 2025	December 31 2024
Current Assets
Cash and cash equivalents	$465	$103
Restricted cash and cash equivalents	61	75
Accounts receivable and accrued revenue, less allowance of $29 in 2025 and $23 in 2024	1,016	1,049
Accounts receivable – related parties	12	14
Inventories at average cost
Gas in underground storage	247	435
Materials and supplies	310	299
Generating plant fuel stock	23	35
Deferred property taxes	360	448
Regulatory assets	173	229
Prepayments and other current assets	115	103
Total current assets	2,782	2,790
Plant, Property, and Equipment
Plant, property, and equipment, gross	35,281	34,932
Less accumulated depreciation and amortization	9,798	9,569
Plant, property, and equipment, net	25,483	25,363
Construction work in progress	2,420	2,098
Total plant, property, and equipment	27,903	27,461
Other Non‑current Assets
Regulatory assets	3,543	3,569
Accounts receivable	20	20
Investments	71	69
Postretirement benefits	1,666	1,627
Other	310	384
Total other non‑current assets	5,610	5,669
Total Assets	$36,295	$35,920

LIABILITIES AND EQUITY
In Millions
	March 31 2025	December 31 2024
Current Liabilities
Current portion of long-term debt and finance leases	$707	$1,195
Notes payable	—	65
Accounts payable	943	1,085
Accounts payable – related parties	8	8
Accrued rate refunds	2	38
Accrued interest	168	156
Accrued taxes	474	654
Regulatory liabilities	99	111
Other current liabilities	226	209
Total current liabilities	2,627	3,521
Non‑current Liabilities
Long-term debt	16,148	15,194
Non-current portion of finance leases	111	112
Regulatory liabilities	4,173	4,067
Postretirement benefits	95	96
Asset retirement obligations	725	728
Deferred investment tax credit	121	122
Deferred income taxes	3,002	2,925
Other non‑current liabilities	370	407
Total non‑current liabilities	24,745	23,651
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares in both periods; outstanding 299.1 shares in 2025 and 298.8 shares in 2024	3	3
Other paid-in capital	5,975	6,009
Accumulated other comprehensive loss	(41)	(41)
Retained earnings	2,174	2,035
Total common stockholders’ equity	8,111	8,006
Cumulative redeemable perpetual preferred stock, Series C, authorized 9.2 depositary shares; outstanding 9.2 depositary shares in both periods	224	224
Total stockholders’ equity	8,335	8,230
Noncontrolling interests	588	518
Total equity	8,923	8,748
Total Liabilities and Equity	$36,295	$35,920
The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity (Unaudited)

In Millions, Except Per Share Amounts
Three Months Ended March 31	2025	2024
Total Equity at Beginning of Period	$8,748	$8,125
Common Stock
At beginning and end of period	3	3
Other Paid-in Capital
At beginning of period	6,009	5,705
Common stock issued	12	281
Common stock repurchased	(12)	(11)
Adjustment for sale of membership interests in VIEs	(34)	—
At end of period	5,975	5,975
Accumulated Other Comprehensive Income (Loss)
Retirement benefits liability
At beginning of period	(41)	(46)
Amortization of net actuarial loss	—	1
At end of period	(41)	(45)
Retained Earnings
At beginning of period	2,035	1,658
Net income attributable to CMS Energy	304	287
Dividends declared on common stock	(163)	(154)
Dividends declared on preferred stock	(2)	(2)
At end of period	2,174	1,789
Cumulative Redeemable Perpetual Preferred Stock, Series C
At beginning and end of period	224	224
Noncontrolling Interests
At beginning of period	518	581
Sale of membership interests in VIEs	78	—
Loss attributable to noncontrolling interests	(9)	(24)
Other changes in noncontrolling interests	1	3
At end of period	588	560
Total Equity at End of Period	$8,923	$8,506
Dividends declared per common share	$0.5425	$0.5150
Dividends declared per preferred stock Series C depositary share	$0.2625	$0.2625
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income (Unaudited)

In Millions
Three Months Ended March 31	2025	2024
Operating Revenue	$2,348	$2,097
Operating Expenses
Fuel for electric generation	193	125
Purchased and interchange power	335	306
Purchased power – related parties	18	18
Cost of gas sold	382	350
Maintenance and other operating expenses	373	378
Depreciation and amortization	375	356
General taxes	159	152
Total operating expenses	1,835	1,685
Operating Income	513	412
Other Income (Expense)
Non-operating retirement benefits, net	39	41
Other income	10	17
Other expense	(3)	(2)
Total other income	46	56
Interest Charges
Interest on long-term debt	122	121
Interest expense – related parties	10	6
Other interest expense	—	2
Allowance for borrowed funds used during construction	(2)	—
Total interest charges	130	129
Income Before Income Taxes	429	339
Income Tax Expense	83	64
Net Income Available to Common Stockholder	$346	$275
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

In Millions
Three Months Ended March 31	2025	2024
Net Income	$346	$275
Other Comprehensive Income	—	—
Comprehensive Income	$346	$275
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows (Unaudited)

In Millions
Three Months Ended March 31	2025	2024
Cash Flows from Operating Activities
Net income	$346	$275
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	375	356
Deferred income taxes and investment tax credits	61	52
Other non‑cash operating activities and reconciling adjustments	(43)	(16)
Changes in assets and liabilities
Accounts and notes receivable and accrued revenue	5	28
Inventories	187	258
Accounts payable and accrued rate refunds	39	(57)
Other current assets and liabilities	9	(6)
Other non-current assets and liabilities	52	89
Net cash provided by operating activities	1,031	979
Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under finance lease)	(769)	(584)
Cost to retire property and other investing activities	(31)	(23)
Net cash used in investing activities	(800)	(607)
Cash Flows from Financing Activities
Proceeds from issuance of debt	—	599
Retirement of debt	(42)	—
Decrease in notes payable	(65)	(93)
Stockholder contribution	150	320
Return of stockholder contribution	—	(320)
Payment of dividends on common stock	(271)	(265)
Other financing costs	(1)	(3)
Net cash provided by (used in) financing activities	(229)	238
Net Increase in Cash and Cash Equivalents, Including Restricted Amounts	2	610
Cash and Cash Equivalents, Including Restricted Amounts, Beginning of Period	119	56
Cash and Cash Equivalents, Including Restricted Amounts, End of Period	$121	$666
Other Cash Flow Activities and Non‑cash Investing and Financing Activities
Non‑cash transactions
Capital expenditures not paid	$249	$152
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets (Unaudited)

ASSETS
In Millions
	March 31 2025	December 31 2024
Current Assets
Cash and cash equivalents	$61	$44
Restricted cash and cash equivalents	60	75
Accounts receivable and accrued revenue, less allowance of $29 in 2025 and $23 in 2024	982	1,019
Accounts and notes receivable – related parties	10	17
Inventories at average cost
Gas in underground storage	247	435
Materials and supplies	302	291
Generating plant fuel stock	21	30
Deferred property taxes	360	448
Regulatory assets	173	229
Prepayments and other current assets	94	86
Total current assets	2,310	2,674
Plant, Property, and Equipment
Plant, property, and equipment, gross	33,782	33,434
Less accumulated depreciation and amortization	9,525	9,310
Plant, property, and equipment, net	24,257	24,124
Construction work in progress	1,990	1,766
Total plant, property, and equipment	26,247	25,890
Other Non-current Assets
Regulatory assets	3,543	3,569
Accounts receivable	26	26
Accounts and notes receivable – related parties	91	92
Postretirement benefits	1,550	1,514
Other	262	323
Total other non-current assets	5,472	5,524
Total Assets	$34,029	$34,088

LIABILITIES AND EQUITY
In Millions
	March 31 2025	December 31 2024
Current Liabilities
Current portion of long-term debt and finance leases	$458	$456
Notes payable	—	65
Accounts payable	832	917
Accounts payable – related parties	16	12
Accrued rate refunds	2	38
Accrued interest	125	130
Accrued taxes	515	678
Regulatory liabilities	99	111
Other current liabilities	162	185
Total current liabilities	2,209	2,592
Non-current Liabilities
Long-term debt	10,776	10,818
Long-term debt – related parties	823	823
Non-current portion of finance leases	68	69
Regulatory liabilities	4,173	4,067
Postretirement benefits	69	70
Asset retirement obligations	691	694
Deferred investment tax credit	121	122
Deferred income taxes	3,130	3,053
Other non-current liabilities	313	349
Total non-current liabilities	20,164	20,065
Commitments and Contingencies (Notes 1 and 2)
Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares in both periods	841	841
Other paid-in capital	8,324	8,174
Accumulated other comprehensive loss	(11)	(11)
Retained earnings	2,465	2,390
Total common stockholder’s equity	11,619	11,394
Cumulative preferred stock, $4.50 series, authorized 7.5 shares; outstanding 0.4 shares in both periods	37	37
Total equity	11,656	11,431
Total Liabilities and Equity	$34,029	$34,088
The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

In Millions
Three Months Ended March 31	2025	2024
Total Equity at Beginning of Period	$11,431	$10,800
Common Stock
At beginning and end of period	841	841
Other Paid-in Capital
At beginning of period	8,174	7,759
Stockholder contribution	150	320
Return of stockholder contribution	—	(320)
At end of period	8,324	7,759
Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning and end of period	(11)	(15)
Retained Earnings
At beginning of period	2,390	2,178
Net income	346	275
Dividends declared on common stock	(271)	(265)
At end of period	2,465	2,188
Cumulative Preferred Stock
At beginning and end of period	37	37
Total Equity at End of Period	$11,656	$10,810
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
CMS Energy and Consumers are required to make estimates using assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure that CMS Energy’s and Consumers’ financial position, results of operations, and cash flows for the periods presented are fairly stated. The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2024 Form 10‑K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
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
CMS Energy Contingencies
Bay Harbor: CMS Land retained environmental remediation obligations for the collection and treatment of leachate at Bay Harbor after selling its interests in the development in 2002. Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site. In 2012, CMS Land and EGLE finalized an agreement establishing the final remedies and the future water quality criteria at the site. CMS Land completed all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit, which is valid through 2025. CMS Land submitted a renewal request in March 2025, and will continue to operate under the existing permit until a renewal is issued.
At March 31, 2025, CMS Energy had a recorded liability of $48 million for its remaining obligations for environmental remediation. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. The undiscounted amount of the remaining obligation is $60 million. CMS Energy expects to pay the following amounts for long-term leachate disposal and operating and maintenance costs during the remainder of 2025 and in each of the next five years:

In Millions
	2025	2026	2027	2028	2029	2030
Long-term leachate disposal and operating and maintenance costs	$4	$4	$4	$4	$4	$4
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
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates its liability for NREPA sites for which it can estimate a range of loss to be between $4 million and $5 million. At March 31, 2025, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability, as no amount in the range was considered a better estimate than any other amount.
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
Based on its experience, Consumers estimates its share of the total liability for known CERCLA sites to be between $3 million and $8 million. Various factors, including the number and creditworthiness of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At March 31, 2025, Consumers had a recorded liability of $3 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable CERCLA liability, as no amount in the range was considered a better estimate than any other amount.
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
In order to enforce their rights under the contract and parent guaranty, and to pursue appropriate damages, Consumers and DTE Electric filed a complaint against TAES and Toshiba in the U.S. District Court for the Eastern District of Michigan in 2022. TAES and Toshiba filed a motion to dismiss the complaint, along with an answer and counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties’ contract. As a co-owner of Ludington, Consumers would be liable for 51 percent of any such damages, if liability and damages were proven. The court denied the motion to dismiss filed by TAES and Toshiba. The parties are engaged in ongoing litigation pursuant to a court-ordered schedule. Consumers believes the counterclaims filed by TAES and Toshiba are without merit, but cannot predict the financial impact or outcome of this matter. An unfavorable outcome could have a material adverse effect on CMS Energy’s and Consumers’ financial condition, results of operations, or liquidity.

In 2023, Toshiba announced that TBJH became the majority shareholder and new parent company of Toshiba through a common stock purchase. TBJH is a subsidiary of a Japanese private equity firm. Consumers and DTE Electric continue to monitor this development, but do not believe that this affects their rights under the parent guaranty provided by Toshiba.
In 2023, the MPSC approved Consumers’ and DTE Electric’s jointly-filed request for authority to defer as a regulatory asset the costs associated with repairing or replacing the defective work performed by TAES while the litigation with TAES and Toshiba moves forward. Although litigation is ongoing, Consumers currently estimates that its share of repair, replacement, and other damages resulting from TAES’ defective work is approximately $350 million, which may be offset in part or entirely by any potential future litigation proceeds received from TAES or Toshiba. Consumers and DTE Electric will have the opportunity to seek appropriate recovery and ratemaking treatment for amounts recorded as a regulatory asset following resolution of the litigation, including any amounts not recovered from TAES or Toshiba, but cannot predict the financial impact or outcome of such proceedings.
Consumers Gas Utility Contingencies
Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. These sites include 23 former MGP facilities. Consumers operated the facilities on these sites for some part of their operating lives. For some of these sites, Consumers has no present ownership interest or may own only a portion of the original site.
At March 31, 2025, Consumers had a recorded liability of $60 million for its remaining obligations for these sites. Consumers expects to pay the following amounts for remediation and other response activity costs during the remainder of 2025 and in each of the next five years:

In Millions
	2025	2026	2027	2028	2029	2030
Remediation and other response activity costs	$3	$7	$9	$24	$7	$1
Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At March 31, 2025, Consumers had a regulatory asset of $88 million related to the MGP sites.

Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at March 31, 2025:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation	Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from sale of membership interests in VIEs[1]	various	various	$251	$—
Indemnity obligations from stock and asset sale agreements[2]	various	indefinite	153	1
Guarantee[3]	2011	indefinite	30	—
Consumers
Guarantee[3]	2011	indefinite	$30	$—
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
3:    Financings and Capitalization
Financings: Presented in the following table is a summary of major long-term debt issuances during the three months ended March 31, 2025:

	Principal (In Millions)	Interest Rate (%)	Issuance Date	Maturity Date
CMS Energy, parent only
Junior subordinated notes[1]	$1,000	6.500	February 2025	June 2055
Term loan credit agreement	110	variable	February 2025	December 2025
Total CMS Energy, parent only	$1,110
NorthStar Clean Energy, including subsidiaries
Construction financing agreement[2]	$90	variable	February 2025	Five years after conversion date[2]
Total NorthStar Clean Energy, including subsidiaries	$90
Total CMS Energy	$1,200
1These unsecured obligations rank subordinate and junior in right of payment to all of CMS Energy’s existing and future senior indebtedness. On June 1, 2035, and every five years thereafter, the notes will reset to an interest rate equal to the five-year treasury rate plus 1.961 percent.
2At completion of project construction, scheduled for the first half of 2026, these financings will convert into a term loan that will mature five years after the conversion date.
Retirements: Presented in the following table is a summary of major long-term debt retirements during the three months ended March 31, 2025:

	Principal (In Millions)	Interest Rate (%)	Retirement Date	Maturity Date
CMS Energy, parent only
Term loan credit agreement	$400	variable	February 2025	September 2025
Term loan credit agreement	200	variable	February 2025	December 2025
Total CMS Energy, parent only	$600
Total CMS Energy	$600

Credit Facilities: The following credit facilities with banks were available at March 31, 2025:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy, parent only
December 14, 2027[1]	$550	$—	$37	$513
September 30, 2025	50	—	50	—
NorthStar Clean Energy, including subsidiaries
May 7, 2027[2]	$150	$75	$—	$75
September 25, 2025[3]	37	—	37	—
Upon completion of construction project[4]	19	—	12	7
Consumers[5]
December 14, 2027	$1,100	$—	$25	$1,075
November 18, 2025	250	—	72	178
March 31, 2028	50	—	—	50
1There were no borrowings under this facility during the three months ended March 31, 2025.
2Obligations under this facility are secured by certain pledged equity interests in subsidiaries of NorthStar Clean Energy; under the terms of this facility, the interests may not be sold by NorthStar Clean Energy unless there is an agreed-upon substitution for the pledged equity interests. At March 31, 2025, the net book value of the pledged equity interests was $426 million. Also under the terms of this facility, NorthStar Clean Energy may be restricted from remitting cash dividends to CMS Energy in the event of default.
3This letter of credit facility is available to Aviator Wind Equity Holdings. For more information regarding Aviator Wind Equity Holdings, see Note 11, Variable Interest Entities.
4The letter of credit facility is available to certain subsidiaries of NorthStar Clean Energy. The letter of credit facility will expire upon completion of project construction scheduled for the first half of 2026.
5Obligations under these facilities are secured by first mortgage bonds of Consumers. There were no borrowings under these facilities during the three months ended March 31, 2025.
Regulatory Authorization for Financings: Consumers is required to maintain FERC authorization for financings. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements. Its current authorization ends on May 2, 2026. In February 2025, FERC approved Consumers’ application for authority to issue long-term debt securities. The authorization is effective February 21, 2025 through February 20, 2027.
Short-term Borrowings: Under Consumers’ commercial paper program, Consumers may issue, in one or more placements, investment-grade commercial paper notes with maturities of up to 365 days at market interest rates. These issuances are supported by Consumers’ revolving credit facilities and may have an aggregate principal amount outstanding of up to $500 million. While the amount of outstanding commercial paper does not reduce the available capacity of the revolving credit facilities, Consumers does not intend to issue commercial paper in an amount exceeding the available capacity of the facilities. At March 31, 2025, there were no commercial paper notes outstanding under this program.
In December 2024, Consumers renewed a short-term credit agreement with CMS Energy, permitting Consumers to borrow up to $500 million at an interest rate of the prior month’s average one‑month Term

SOFR minus 0.100 percent. At March 31, 2025, there were no outstanding borrowings under the agreement.
NorthStar Clean Energy’s Supplier Financing Program: Under a supplier financing program, NorthStar Clean Energy agrees to pay a bank that is acting as its payment agent the stated amount of confirmed invoices from participating suppliers on the original maturity dates of the invoices. The bank is required to pay the supplier invoices that have been confirmed as valid under the program in full within 135 days of the invoice date. NorthStar Clean Energy does not provide collateral or a guarantee to the bank in support of its payment obligations under the agreement, nor does it pay a fee for the service. NorthStar Clean Energy or the bank may terminate the supplier financing program agreement upon 30 days prior written notice to the other party. At March 31, 2025, obligations under this program accounted for as accounts payable on CMS Energy’s consolidated balance sheets were $27 million.
Dividend Restrictions: At March 31, 2025, payment of dividends by CMS Energy on its common stock was limited to $8.1 billion under provisions of the Michigan Business Corporation Act of 1972.
Under the provisions of its articles of incorporation, at March 31, 2025, Consumers had $2.4 billion of unrestricted retained earnings available to pay dividends on its common stock to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that, under a variety of circumstances, dividends from Consumers on its common stock would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends on its common stock in excess of retained earnings would be based on specific facts and circumstances and would be subject to a formal regulatory filing process.
During the three months ended March 31, 2025, Consumers paid $271 million in dividends on its common stock to CMS Energy.
Issuance of Common Stock: In 2023, CMS Energy entered into an equity offering program under which it may sell shares of its common stock having an aggregate sales price of up to $1 billion in privately negotiated transactions, in “at the market” offerings, or through forward sales transactions.
Presented in the following table are details of CMS Energy’s forward sales contracts under its current equity offering program at March 31, 2025:

			Forward Price Per Share
Contract Date	Maturity Date	Number of Shares	Initial	March 31, 2025
December 16, 2024	November 27, 2025	400,581	$69.43	$69.64
February 25, 2025	May 11, 2026	757,686	70.11	70.26
March 14, 2025	June 15, 2026	551,166	72.99	73.10
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

If CMS Energy had elected to net share settle or net cash settle the contracts as of March 31, 2025, it would have been required to deliver 92,864 shares or pay $7 million in cash.
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

In Millions
	CMS Energy, including Consumers		Consumers
	March 31 2025	December 31 2024	March 31 2025	December 31 2024
Assets[1]
Cash equivalents	$269	$27	$—	$—
Restricted cash equivalents	61	75	60	75
Nonqualified deferred compensation plan assets	33	34	24	25
Derivative instruments	1	2	1	2
Total assets	$364	$138	$85	$102
Liabilities[1]
Nonqualified deferred compensation plan liabilities	$33	$34	$24	$25
Derivative instruments	3	—	—	—
Total liabilities	$36	$34	$24	$25
1All assets and liabilities were classified as Level 1 with the exception of derivative contracts, which were classified as Level 2 and 3.

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
Derivative Instruments: CMS Energy and Consumers value their derivative instruments using either a market approach that incorporates information from market transactions, or an income approach that discounts future expected cash flows to a present value amount. CMS Energy’s and Consumers’ derivatives are classified as Level 2 and 3.
The derivatives classified as Level 2 are interest rate swaps at NorthStar Clean Energy, which are valued using market-based inputs.
In February 2025, a subsidiary of NorthStar Clean Energy entered into floating-to-fixed interest rate swaps to reduce the impact of interest rate fluctuations associated with interest payments on certain future long‑term variable-rate debt. The interest rate swaps economically hedge the future variability of interest payments on debt with a notional amount of $109 million. Gains or losses on these swaps are reported in other expense on CMS Energy’s consolidated statements of income. The amount recorded in other expense was $3 million for the three months ended March 31, 2025. The fair value of these swaps recorded in other non-current liabilities on CMS Energy’s consolidated balance sheets totaled $3 million at March 31, 2025.
The majority of derivatives classified as Level 3 are FTRs held by Consumers. Due to the lack of quoted pricing information, Consumers determines the fair value of its FTRs based on Consumers’ average historical settlements. Consumers reports derivatives associated with FTRs in other current assets on its consolidated balance sheets.There was no material activity within the Level 3 category of derivatives during the periods presented.

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

In Millions
	March 31, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
		Total	Level				Total	Level
			1	2	3			1	2	3
CMS Energy, including Consumers
Assets
Long-term receivables[1]	$8	$7	$—	$—	$7	$9	$8	$—	$—	$8
Liabilities
Long-term debt[2]	16,852	15,493	1,971	11,598	1,924	16,386	14,876	1,018	11,952	1,906
Long-term payables[3]	8	8	—	—	8	9	9	—	—	9
Consumers
Assets
Long-term receivables[1]	$8	$7	$—	$—	$7	$9	$8	$—	$—	$8
Notes receivable – related party[4]	93	93	—	—	93	94	94	—	—	94
Liabilities
Long-term debt[5]	11,230	10,007	—	8,083	1,924	11,270	9,940	—	8,034	1,906
Long-term debt – related party	823	550	—	550	—	823	549	—	549	—
Long-term payables	3	3	—	—	3	4	4	—	—	4
1Includes current portion of long-term accounts receivable and notes receivable of $3 million at March 31, 2025 and $4 million at December 31, 2024.
2Includes current portion of long-term debt of $704 million at March 31, 2025 and $1.2 billion at December 31, 2024.
3Includes current portion of long-term payables of $1 million at March 31, 2025.

4Includes current portion of notes receivable – related party of $7 million at March 31, 2025 and December 31, 2024.
5Includes current portion of long-term debt of $454 million at March 31, 2025 and $452 million at December 31, 2024.
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
Costs: Presented in the following table are the costs (credits) and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefit plans:

In Millions
	DB Pension Plans		OPEB Plan
Three Months Ended March 31	2025	2024	2025	2024
CMS Energy, including Consumers
Net periodic credit
Service cost	$6	$7	$2	$3
Interest cost	27	26	11	11
Expected return on plan assets	(57)	(59)	(28)	(29)
Amortization of:
Net loss	3	3	1	1
Prior service cost (credit)	1	1	(9)	(8)
Settlement loss	3	3	—	—
Net periodic credit	$(17)	$(19)	$(23)	$(22)
Consumers
Net periodic credit
Service cost	$6	$7	$2	$3
Interest cost	26	24	10	10
Expected return on plan assets	(54)	(55)	(26)	(27)
Amortization of:
Net loss	2	3	1	1
Prior service cost (credit)	1	1	(8)	(7)
Settlement loss	3	3	—	—
Net periodic credit	$(16)	$(17)	$(21)	$(20)
In Consumers’ electric and gas rate cases, the MPSC approved a mechanism allowing Consumers to defer for future recovery or refund pension and OPEB expenses above or below the amounts used to set existing rates. Amounts deferred will be collected from or refunded to customers over ten years. At March 31, 2025, CMS Energy, including Consumers, had deferred $1 million of pension credits and $4 million of OPEB credits under this mechanism related to 2025 expense. At March 31, 2024, CMS Energy, including Consumers, had deferred $5 million of pension credits and less than $1 million of OPEB costs under this mechanism related to 2024 expense.

7:    Income Taxes
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations:

Three Months Ended March 31	2025	2024
CMS Energy, including Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	5.3	5.5
Renewable energy tax credits	(5.7)	(6.0)
TCJA excess deferred taxes	(3.4)	(3.7)
Taxes attributable to noncontrolling interests	0.6	1.1
Other, net	(0.2)	0.2
Effective tax rate	17.6%	18.1%
Consumers
U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	4.8	4.9
Renewable energy tax credits	(3.3)	(4.0)
TCJA excess deferred taxes	(2.9)	(3.2)
Other, net	(0.3)	0.2
Effective tax rate	19.3%	18.9%
State Income Tax Claim: In February 2025, CMS Energy received an adverse ruling from the Michigan Tax Tribunal in regards to the methodology of state apportionment for Consumers’ electricity sales to MISO. In March 2025, CMS Energy filed an appeal with the Michigan Court of Appeals and a final decision is not expected until 2026. CMS Energy and Consumers have evaluated and concluded their uncertain tax positions associated with this matter to be sufficient as of March 31, 2025. While CMS Energy and Consumers expect the appeal to prevail, if it were to fail, the companies would be required to revise the estimated value of their state deferred tax liabilities, which could result in a material impact to their results of operations.

8:    Earnings Per Share—CMS Energy
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
Three Months Ended March 31	2025	2024
Income available to common stockholders
Income from continuing operations	$295	$263
Less loss attributable to noncontrolling interests	(9)	(24)
Less preferred stock dividends	2	2
Income from continuing operations available to common stockholders – basic and diluted	$302	$285
Average common shares outstanding
Weighted-average shares – basic	298.2	296.5
Add dilutive nonvested stock awards	0.9	0.7
Weighted-average shares – diluted	299.1	297.2
Income from continuing operations per average common share available to common stockholders
Basic	$1.01	$0.96
Diluted	1.01	0.96
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
Forward Equity Sale Contracts
CMS Energy has entered into forward equity sale contracts. These forward equity sale contracts are non-participating securities. While the forward sale price in the forward equity sale contract is decreased on certain dates by certain predetermined amounts to reflect expected dividend payments, these price adjustments were set upon inception of the agreement and the forward contract does not give the owner the right to participate in undistributed earnings. Accordingly, the forward equity sale contracts were included in the computation of diluted EPS, but not in the computation of basic EPS. The impact to diluted EPS was de minimis.
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

Convertible Securities
In 2023, CMS Energy issued convertible senior notes. Potentially dilutive common shares issuable upon conversion of the convertible senior notes are determined using the if-converted method for calculating diluted EPS. Upon conversion, the convertible senior notes are required to be paid in cash with only amounts exceeding the principal permitted to be settled in shares. Accordingly, the convertible senior notes were included in the computation of diluted EPS, but not in the computation of basic EPS. The impact to diluted EPS was de minimis.
9:    Revenue
Presented in the following tables are the components of operating revenue:

In Millions
Three Months Ended March 31, 2025	Electric Utility	Gas Utility	NorthStar Clean Energy[1]	Consolidated
CMS Energy, including Consumers
Consumers utility revenue	$1,294	$1,047	$—	$2,341
Other	—	—	57	57
Revenue recognized from contracts with customers	$1,294	$1,047	$57	$2,398
Leasing income	—	—	42	42
Financing income	3	2	—	5
Consumers alternative-revenue programs	2	—	—	2
Total operating revenue – CMS Energy	$1,299	$1,049	$99	$2,447
Consumers
Consumers utility revenue
Residential	$594	$731		$1,325
Commercial	418	239		657
Industrial	173	30		203
Other	109	47		156
Revenue recognized from contracts with customers	$1,294	$1,047		$2,341
Financing income	3	2		5
Alternative-revenue programs	2	—		2
Total operating revenue – Consumers	$1,299	$1,049		$2,348
1Amounts represent NorthStar Clean Energy’s operating revenue from independent power production and its sales of energy commodities. Certain of NorthStar Clean Energy’s power sales agreements are accounted for as operating leases. In addition to fixed payments, these agreements have variable payments based on energy delivered. NorthStar Clean Energy’s leasing income included variable lease payments of $31 million for the three months ended March 31, 2025.

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
CMS Energy and Consumers recorded uncollectible accounts expense of $12 million for the three months ended March 31, 2025 and $10 million for the three months ended March 31, 2024.
Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or natural gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable and accrued revenue on CMS Energy’s and Consumers’ consolidated balance sheets, were $489 million at March 31, 2025 and $584 million at December 31, 2024.
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

Presented in the following tables is financial information by segment:

In Millions
Three Months Ended March 31, 2025	Electric Utility	Gas Utility		NorthStar Clean Energy		Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$1,299		$1,049		$99	$2,447	$—	$2,447
Operating expenses
Power supply cost[1]	546		—		69	615	—	615
Cost of gas sold	—		382		1	383	—	383
Maintenance and other operating expenses	257		116		30	403	2	405
Depreciation and amortization	221		154		13	388	—	388
General taxes	73		86		3	162	—	162
Total operating expenses	1,097		738		116	1,951	2	1,953
Operating Income (Loss)	202		311		(17)	496	(2)	494
Other income	27		19		1	47	3	50
Interest charges	82		48		—	130	56	186
Income (Loss) Before Income Taxes	147		282		(16)	413	(55)	358
Income tax expense (benefit)	23		69		11	103	(40)	63
Income (Loss) From Continuing Operations	124		213		(27)	310	(15)	295
Other segment items[2]	—		—		9	9	(2)	7
Net Income (Loss) Available to Common Stockholders	$124		$213		$(18)	$319	$(17)	$302
Property, plant, and equipment, gross	$20,340	[3]	$13,412	[3]	$1,505	$35,257	$24	$35,281
Total assets	20,875	[3]	13,025	[3]	1,977	35,877	418	36,295
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of loss attributable to noncontrolling interests and preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

In Millions
Three Months Ended March 31, 2025	Electric Utility	Gas Utility		Segments Total		Other Reconciling Items	Consolidated
Consumers
Operating revenue	$1,299		$1,049		$2,348	$—	$2,348
Operating expenses
Power supply cost[1]	546		—		546	—	546
Cost of gas sold	—		382		382	—	382
Maintenance and other operating expenses	257		116		373	—	373
Depreciation and amortization	221		154		375	—	375
General taxes	73		86		159	—	159
Total operating expenses	1,097		738		1,835	—	1,835
Operating Income	202		311		513	—	513
Other income	27		19		46	—	46
Interest charges	82		48		130	—	130
Income Before Income Taxes	147		282		429	—	429
Income tax expense (benefit)	23		69		92	(9)	83
Net Income	124		213		337	9	346
Other segment items[2]	—		—		—	—	—
Net Income Available to Common Stockholder	$124		$213		$337	$9	$346
Property, plant, and equipment, gross	$20,340	[3]	$13,412	[3]	$33,752	$30	$33,782
Total assets	20,930	[3]	13,068	[3]	33,998	31	34,029
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

In Millions
Three Months Ended March 31, 2024	Electric Utility	Gas Utility		NorthStar Clean Energy		Segments Total	Other Reconciling Items	Consolidated
CMS Energy, including Consumers
Operating revenue	$1,132		$965		$79	$2,176	$—	$2,176
Operating expenses
Power supply cost[1]	449		—		39	488	—	488
Cost of gas sold	—		350		1	351	—	351
Maintenance and other operating expenses	238		140		22	400	2	402
Depreciation and amortization	213		143		11	367	1	368
General taxes	71		81		3	155	—	155
Total operating expenses	971		714		76	1,761	3	1,764
Operating Income (Loss)	161		251		3	415	(3)	412
Other income	34		22		6	62	24	86
Interest charges	81		48		1	130	47	177
Income (Loss) Before Income Taxes	114		225		8	347	(26)	321
Income tax expense (benefit)	17		56		1	74	(16)	58
Income (Loss) From Continuing Operations	97		169		7	273	(10)	263
Other segment items[2]	—		—		24	24	(2)	22
Net Income (Loss) Available to Common Stockholders	$97		$169		$31	$297	$(12)	$285
Property, plant, and equipment, gross	$19,317	[3]	$12,475	[3]	$1,424	$33,216	$20	$33,236
Total assets	19,759	[3]	12,305	[3]	1,615	33,679	222	33,901
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of loss attributable to noncontrolling interests and preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

In Millions
Three Months Ended March 31, 2024	Electric Utility	Gas Utility		Segments Total		Other Reconciling Items	Consolidated
Consumers
Operating revenue	$1,132		$965		$2,097	$—	$2,097
Operating expenses
Power supply cost[1]	449		—		449	—	449
Cost of gas sold	—		350		350	—	350
Maintenance and other operating expenses	238		140		378	—	378
Depreciation and amortization	213		143		356	—	356
General taxes	71		81		152	—	152
Total operating expenses	971		714		1,685	—	1,685
Operating Income	161		251		412	—	412
Other income	34		22		56	—	56
Interest charges	81		48		129	—	129
Income Before Income Taxes	114		225		339	—	339
Income tax expense (benefit)	17		56		73	(9)	64
Net Income	97		169		266	9	275
Other segment items[2]	—		—		—	—	—
Net Income Available to Common Stockholder	$97		$169		$266	$9	$275
Property, plant, and equipment, gross	$19,317	[3]	$12,475	[3]	$31,792	$28	$31,820
Total assets	19,818	[3]	12,348	[3]	32,166	43	32,209
1Power supply costs comprise of fuel for electric generation, purchased and interchange power, and purchased power – related parties.
2Other segment items comprise of preferred stock dividends.
3Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

11:    Variable Interest Entities
Consolidated VIEs: In March 2025, NorthStar Clean Energy sold a 50-percent interest in NWO Wind Equity Holdings for net proceeds of $36 million. NWO Wind Equity Holdings holds the Class B membership interest in NWO Holdco, the holding company of a 100‑MW wind project located in Paulding County, Ohio. Additionally in March 2025, NorthStar Clean Energy sold a 50-percent interest in Delta Solar Equity Holdings for net proceeds of $8 million. Delta Solar Equity Holdings is the holding company of a 24-MW solar project located in Delta Township, Michigan.
NorthStar Clean Energy consolidates these and other entities that it does not wholly own, but for which it manages and controls the entities’ operating activities. NorthStar Clean Energy is the primary beneficiary of these entities because it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. Presented in the following table is information about the VIEs NorthStar Clean Energy consolidates:

Consolidated VIE	NorthStar Clean Energy’s ownership interest	Description of VIE
Aviator Wind Equity Holdings	51‑percent ownership interest[1]	Holds a Class B membership interest in Aviator Wind
Aviator Wind	Class B membership interest[2]	Holding company of a 525‑MW wind generation project in Coke County, Texas
Delta Solar Equity Holdings	50-percent ownership interest[1]	Holding company of a 24-MW solar generation project in Delta Township, Michigan
Newport Solar Holdings	Class B membership interest[2]	Holding company of a 180‑MW solar generation project in Jackson County, Arkansas
NWO Wind Equity Holdings	50-percent ownership interest[1]	Holds a Class B membership interest in NWO Holdco
NWO Holdco	Class B membership interest[2]	Holding company of a 100‑MW wind generation project in Paulding County, Ohio
1The remaining ownership interest is presented as noncontrolling interest on CMS Energy’s consolidated balance sheets.
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

Presented in the following table are the carrying values of the VIEs’ assets and liabilities included on CMS Energy’s consolidated balance sheets:

In Millions
	March 31, 2025	December 31, 2024
Current
Cash and cash equivalents	$20	$18
Accounts receivable	5	4
Prepayments and other current assets	5	3
Non-current
Plant, property, and equipment, net	1,046	1,024
Other non-current assets	6	3
Total assets[1]	$1,082	$1,052
Current
Accounts payable	$6	$8
Accrued taxes	1	—
Non-current
Non-current portion of finance leases	23	23
Asset retirement obligations	34	33
Other non-current liabilities	3	—
Total liabilities	$67	$64
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
Consumers’ wholly-owned subsidiaries, Consumers 2014 Securitization Funding and Consumers 2023 Securitization Funding, are VIEs designed to collateralize Consumers’ securitization bonds. These entities are considered VIEs primarily because their equity capitalization is insufficient to support their operations. Consumers is the primary beneficiary of and consolidates these VIEs, as it has the power to direct the activities that most significantly impact the economic performance of the companies, as well as the obligation to absorb losses or the right to receive benefits from the companies. The VIEs’ primary assets and liabilities comprise non-current regulatory assets and long-term debt. The carrying value of the regulatory assets on Consumers’ consolidated balance sheets was $638 million at March 31, 2025 and $666 million at December 31, 2024. The carrying value of securitization bonds on Consumers’ consolidated balance sheets was $659 million at March 31, 2025 and $700 million at December 31, 2024.
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
The creditors of these partnerships do not have recourse to the general credit of CMS Energy, NorthStar Clean Energy, or Consumers. NorthStar Clean Energy’s maximum risk exposure to these partnerships is generally limited to its investment in the partnerships, which is included in investments on CMS Energy’s consolidated balance sheets in the amount of $66 million at March 31, 2025 and $64 million at December 31, 2024.
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
As of March 31, 2025, the cumulative cost incurred and deferred as a regulatory asset related to the J.H. Campbell retention incentive program was $45 million. Amounts deferred under the program are subsequently collected from customers over three years.
Presented in the following table is a reconciliation of the retention benefit liability recorded in other liabilities on Consumers’ consolidated balance sheets:

In Millions
Three Months Ended March 31	2025	2024
Retention benefit liability at beginning of period	$14	$16
Costs deferred as a regulatory asset	2	3
Retention benefit liability at the end of the period[1]	$16	$19
1Includes current portion of other liabilities of $16 million at March 31, 2025 and $8 million at March 31, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations for CMS Energy and Consumers is contained in Part I—Item 1. Financial Statements—MD&A, which is incorporated by reference herein.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risk as previously disclosed in Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2024 Form 10‑K.
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

Part II—Other Information
Item 1.    Legal Proceedings
CMS Energy, Consumers, and certain of their affiliates are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Part I—Item 3. Legal Proceedings of the 2024 Form 10‑K, see Part I—Item 1. Financial Statements—Notes to the Unaudited Consolidated Financial Statements—Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in Part I—Item 1A. Risk Factors in the 2024 Form 10‑K, which Risk Factors are incorporated herein by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of common stock for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2025 to January 31, 2025	83,994	$65.77	—	—
February 1, 2025 to February 28, 2025	3,600	67.58	—	—
March 1, 2025 to March 31, 2025	88,826	73.50	—	—
Total	176,420	$69.70	—	—
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
11th Supplemental Indenture dated as of February 21, 2025, between CMS Energy and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed February 21, 2025 and incorporated herein by reference)

10.1[1,2]	—	Annual NorthStar Clean Energy Employee Incentive Compensation Plan, as amended, effective as of January 25, 2025
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase
104	—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
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

CMS ENERGY CORPORATION

Dated: April 24, 2025	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY

Dated: April 24, 2025	By:	/s/ Rejji P. Hayes
Rejji P. Hayes
Executive Vice President and Chief Financial Officer